Form 10-Q
period 1996-03-31
BENCHMARK ELECTRONICS INC
filed 1996-05-15
CIK 863436

================================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                            ____________________

                                  FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1996    Commission file number: 1-10560


                          BENCHMARK ELECTRONICS, INC.
             (Exact name of registrant as specified in its charter)


                    Texas                                    74-2211011
        (State or other jurisdiction                      (I.R.S. employer
              of incorporation)                        identification number)

            3000 Technology Drive                               77515
               Angleton, Texas                               (Zip code)
  (Address of principal executive offices)


                                 (409)849-6550
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X   No
                                    -----   -----

     As of May 13, 1996 there were 4,031,900 shares of Common Stock, par value $0.10 per share, outstanding.

================================================================================

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                          BENCHMARK ELECTRONICS, INC.
                            Condensed Balance Sheets
                             (amounts in thousands)


                                                                          March 31,         December 31,
                                                                            1996               1995
                                                                         (unaudited)
                                                                          --------           ----------
ASSETS

     Current assets:
          Cash and cash equivalents                                       $     81           $    2,785
          Accounts receivable                                               24,855               20,167
          Income taxes receivable                                              393                  393
          Inventories                                                       30,001               22,983
          Prepaid expenses and other assets                                    194                  255
Deferred tax asset                                                             372                  372
                                                                          --------           ----------

     Total current assets                                                   55,896               46,955
                                                                          --------           ----------

     Land                                                                      306                  306
     Property, plant and equipment, at cost                                 20,709               17,650
     Accumulated depreciation                                               (8,460)              (7,874)
                                                                          --------           ----------

     Net property, plant and equipment                                      12,555               10,082
                                                                          --------           ----------
     Deferred acquisition costs                                                176                 -
                                                                          --------           ----------

Total assets                                                               $68,627              $57,037
                                                                          ========           ==========

           See accompanying notes to condensed financial statements.

                          BENCHMARK ELECTRONICS, INC.
                            Condensed Balance Sheets
                             (amounts in thousands)
                                  (continued)

                                                                                  March 31,    December 31,
                                                                                    1996          1995
                                                                                 (unaudited)
                                                                                 -----------   -----------
LIABILITIES and SHAREHOLDERS' EQUITY

     Current liabilities:
          Accounts payable                                                        $  17,221       $ 9,116
          Accrued liabilities                                                           922           554
          Current taxes payable                                                       1,141          -
                                                                                  ---------       -------

          Total current liabilities                                                  19,284         9,670
                                                                                  ---------       -------

     Deferred income taxes                                                              743           743

     Shareholders' equity:
          Preferred shares, $0.10 par value; 5,000,000
            shares authorized, none issued                                              -             -
          Common shares, $0.10 par value; 10,000,000
            shares authorized; issued - 4,054,142 and
            4,046,142, respectively; outstanding -
            4,029,400 and 4,021,400, respectively                                       403           402
          Additional paid-in capital                                                 19,944        19,808
          Retained earnings                                                          28,313        26,474
          Less treasury shares, at cost; 24,742
            shares                                                                      (60)          (60)
                                                                                  ---------       -------

          Total shareholders' equity                                                 48,600        46,624
                                                                                  ---------       -------

          Total liabilities and shareholders'
            equity                                                                  $68,627       $57,037
                                                                                  =========       =======


           See accompanying notes to condensed financial statements.

                          BENCHMARK ELECTRONICS, INC.
                       Condensed Statements of Operations
                 (amounts in thousands, except per share data)
                                  (unaudited)

                                                                               Three Months Ended
                                                                                    March 31,
                                                                                  -------------
                                                                          1996                      1995
                                                                        -------                   -------
         Sales                                                          $30,383                   $23,115
         Cost of sales                                                   26,558                    20,026
                                                                        -------                   -------
               Gross profit                                               3,825                     3,089

         Selling expense                                                    383                       314
         General and administrative expense                                 501                       398
                                                                        -------                   -------
               Operating expenses                                           884                       712
                                                                        -------                   -------
         Income from operations                                           2,941                     2,377

         Interest income                                                     38                        75
         Other income (expense)                                               1                         7
                                                                        -------                   -------
               Income before income tax expense                           2,980                     2,459

         Income tax expense                                              (1,141)                     (890)
                                                                        -------                   -------

               Net income                                                $1,839                    $1,569
                                                                        =======                   =======
         Earnings per common share:

               Net income                                                 $0.45                     $0.38
                                                                        =======                   =======

         Weighted common shares outstanding                               4,132                     4,106
                                                                        =======                   =======



           See accompanying notes to condensed financial statements.

                          BENCHMARK ELECTRONICS, INC.
                       Condensed Statements of Cash Flows
                             (amounts in thousands)
                                  (unaudited)

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                    -------------------
                                                                                      1996       1995
                                                                                    --------    -------
Cash flows from operating activities:
 Net Income                                                                         $  1,839    $ 1,569
 Adjustments to reconcile net income to net
     cash provided (used) by operating activities:
 Depreciation                                                                            586        515
 Deferred income taxes                                                                  -            32
 (Increase) in net accounts receivable                                                (4,688)     1,367
 (Increase) decrease in inventory                                                     (7,018)    (2,349)
 (Increase) decrease in prepaid expenses
     and other assets                                                                     61       (119)
 Increase (decrease) in accounts payable                                               8,105       (104)
 Increase(decrease) in accrued liabilities                                               368       (186)
 Increase in current income taxes
     payable                                                                           1,141        784
                                                                                     -------    --------

 Total adjustments                                                                    (1,445)       (60)
                                                                                     -------    --------

 Net cash provided by operations                                                         394       1,509
                                                                                     -------    --------

Cash flows used in investing activities:
 Capital expenditures, net                                                            (3,059)       (109)
 Deferred acquisition costs                                                             (176)       --
 Proceeds from exercise of employee stock options                                        137          55
                                                                                     -------    --------
Cash flows used in investing activities                                               (3,098)        (54)

 Net increase (decrease) in cash                                                      (2,704)      1,455
 Cash at beginning of year                                                             2,785       8,371
                                                                                     -------    --------

 Cash at March 31                                                                         81      9,826
                                                                                     =======    =======

Supplemental disclosures of cash flow
     information:

 Income taxes paid                                                                   $     -    $    74
                                                                                     =======    =======





           See accompanying notes to condensed financial statements.

                          BENCHMARK ELECTRONICS, INC.
                    Notes to Condensed Financial Statements


     Note 1 - Basis of Presentation

          Benchmark Electronics, Inc. (the "Company") is a Texas corporation which provides contract manufacturing services to original equipment manufacturers (OEMs) in the electronics industry, including manufacturers of medical devices, communications equipment, industrial and business computers, testing instrumentation, and industrial instruments.

          The accompanying unaudited interim condensed financial statements reflect all normal and recurring adjustments which in the opinion of management are necessary for a fair presentation of the results of operations and cash flows for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.


     Note 2 - Earnings Per Common Share

          Earnings per common share are computed by dividing net income by the weighted average number of common and common equivalent shares outstanding. For the purposes of this calculation, outstanding employee stock options are considered common equivalent shares. Fully diluted earnings per share are materially equivalent to primary earnings per share for all periods presented. Weighted common shares outstanding for the three months ended March 31, 1996 and March 31, 1995 were 4,132,124 and 4,106,089 respectively.


     Note 3 - Borrowing Facility

          The Company has a short-term revolving line of credit with a commercial bank which is available primarily to finance accounts receivable and inventory requirements. The Company is entitled to borrow under the line of credit up to the lesser of $10,000,000 or the sum of 80% of its eligible accounts receivable and 25% of its eligible inventories. The Company's borrowings under the line of credit may bear interest at the lower of the rate applicable to Alternate Base Rate Loans or Eurodollar Loans as defined in the credit agreement. The line of credit is collateralized by substantially all of the Company's current assets. The line of credit agreement contains certain financial covenants and restricts the ability of the Company to incur additional debt without the consent of the bank. The line of credit matures on November 30, 1996. As of March 31, 1996, the Company had no amount outstanding under its line of credit.

                          BENCHMARK ELECTRONICS, INC.
             NOTES TO CONDENSED FINANCIAL STATEMENTS - (Continued)





     Note 4 - Inventories

          Inventory costs are summarized as follows:

                                                         March 31, 1996                    December 31, 1995
                                                          (unaudited)
                                                        ---------------                     --------------
          Raw materials                                 $    19,976,373                     $   16,365,280
          Work in process                                    10,024,260                          6,617,875
                                                        ---------------                     --------------

                                                        $    30,000,633                         22,983,155
                                                        ===============                     ==============




     Note 5 - Income Taxes

     The provision for income taxes in the statement of operations is summarized below:

          Federal - current        $1,027,755
          Federal - deferred            --
          State                       113,245
                                   ----------

                    TOTAL          $1,141,000
                                   ==========

The provision for income taxes did not vary significantly from the amount computed by applying the U.S. federal statutory rate for the three month period ended March 31, 1996.

                          BENCHMARK ELECTRONICS, INC.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Results of Operations

               The following table sets forth for the periods indicated certain items in the Company's Condensed Statements of Operations as a percentage of sales:





                                                                  Three Months Ended
                                                                       March 31,
                                                                  ------------------
                                                                    1996      1995
                                                                  -------    -------
         Sales                                                      100.0%     100.0%
         Cost of sales                                               87.4       86.6
                                                                  -------    -------

         Gross profit                                                12.6       13.4

         Selling expense                                              1.3        1.4
         General and administrative
           expense                                                    1.6        1.7
                                                                  -------    -------

         Operating expenses                                           2.9        3.1
                                                                  -------    -------


         Income from operations                                       9.7       10.3

         Interest income                                              0.1        0.3
                                                                  -------    -------

         Income before income tax                                     9.8       10.6

         Income tax expense                                          (3.8)      (3.9)
                                                                  -------    -------


         Net income                                                   6.0%       6.8%
                                                                  =======    =======

                          BENCHMARK ELECTRONICS, INC.

                    Management's Discussion and Analysis of
                       Financial Condition and Result of
                             Operations (continued)

         Sales for the first quarter of 1996 were approximately $30.4 million, a 31% increase from sales of approximately $23.1 for the same quarter of 1995. The Company's sales increased as a result of the Company's continued aggressive sales efforts, which resulted in sales to new and existing customers, and the continuing trend toward the use of surface mount technology by original equipment manufacturers for turnkey contract manufacturing services. The increase in sales resulted from increased production volumes as compared to the first quarter of 1995. The increased production volumes were attributable to sales to new customers and the fulfillment of orders which were subject to customers' changes in production schedules and mix which the Company experienced in the last quarter of 1995. The Company did not experience the component shortages during the first quarter of 1996 which had caused delayed shipments of products to customers during 1995.

         Gross profit increased 24% to approximately $3.8 million in the first quarter of 1996 from approximately $3.1 million in the same quarter of 1995. Gross profit as a percentage of sales decreased from 13.4% for the first quarter of 1995 to 12.6% for the first quarter of 1996. The increase in gross profit and the decrease in gross profit as a percentage of sales were due primarily to the initiation of new programs and secondarily to the use during the first quarter of 1995 of some components that had been previously reserved as obsolete.

         Selling expenses were $383,000 in the first quarter of 1996, an increase of 22% from the first quarter of 1995. General and administrative expenses were $501,000, an increase of 26% from $398,000 for the same quarter of 1995. In order to satisfy the increased level of business activity and to continue the development and improvement of the systems and processes necessary to accomodate future growth, the Company has added management personnel. The full financial impact of the additional personnel and related costs was first experienced during the first quarter of 1996, resulting in the increase in selling and general and administrative expenses. Interest income in the first quarter of 1996 was $38,000, which was earned by the Company from the temporary investment of excess cash in interest bearing marketable securities.

         Income tax expense in the first quarter of 1996 was $1,141,000, an increase of 28% from the same period in 1995. The increase is due to higher pre-tax income.

                          BENCHMARK ELECTRONICS, INC.
               Management's Discussion and Analysis of Financial
                 Condition and Result of Operations (continued)

Liquidity and Capital Resources

         The Company has financed its historical growth and operations through funds generated from operations and proceeds from the sale of its common stock.

         The Company continued the expansion of its production capacity during the first quarter of 1996 through the addition of three surface-mount production lines. The Company now has twelve surface mount assembly lines in operation. The additional equipment for these lines was financed through funds generated from operations.

         The Company has a short-term revolving line of credit with a commercial bank which is available primarily to finance accounts receivable and inventory requirements. As of March 31, 1996, the Company had no amount outstanding under its line of credit and the Company had never borrowed any amount thereunder. The Company is entitled to borrow under the line of credit up to the lesser of $10 million or the sum of 80% of its eligible accounts receivable and 25% of its eligible inventories. The Company has no other arrangements for the borrowing of money.

         The line of credit is collateralized by substantially all of the Company's current assets. The line of credit agreement contains certain financial covenants and restricts the ability of the Company to incur additional debt without the consent of the bank. The Company believes that it is in compliance with the financial covenants contained in the line of credit agreement. See Note 3 of Notes to Condensed Financial Statements. The line of credit matures on November 30, 1996 and the Company expects that, if it is not replaced by the indebtedness to be incurred in connection with the pending acquisition described below, the Company will be able to extend or renew this borrowing facility prior to its maturity.

         The Company may require additional capital to finance enhancements to or acquisitions or expansions of its manufacturing capacity. Management believes that the level of working capital will continue to grow at a rate generally consistent with the growth of the Company's operations. Although no assurance can be given that future financing will be available on terms acceptable to the Company, the Company may seek additional funds from time to time through public or private debt or equity offerings or through bank borrowings. Management also believes that, if the Company's current revolving credit agreement is not replaced by the indebtedness to be incurred in connection with the pending acquisition described below, existing cash balances, funds generated from operations, and borrowings under the current revolving credit facility will be sufficient to permit the Company to meet its liquidity requirements in 1996 and for the foreseeable future.

         The Company does not hold or issue derivative financial instruments in the normal course of business.

                          BENCHMARK ELECTRONICS, INC.

                    Management's Discussion and Analysis of
                       Financial Condition and Result of
                             Operations (continued)


         Pending Acquisition

         On March 27, 1996 the Company entered into an agreement with EMD Technologies, Inc. ("EMD") and its two principal shareholders pursuant to which the company would acquire EMD in a merger (the "Acquisition"). EMD is located in Winona, Minnesota and, through its operating subsidiary EMD Associates, Inc., provides engineering services and contract manufacturing to original equipment manufacturers in the electronics industry.

         The purchase price to be paid by the Company in the Acquisition will be approximately $51.0 million, with 60% of the consideration to consist of cash and 40% of the consideration to consist of shares of common stock. The shares of common stock to be issued by the Company in the Acquisition, which are expected to represent in the aggregate slightly less than 20% of the Company's common stock outstanding, will be offered to the shareholders of EMD only by means of a prospectus and approximately 14% of such shares will be subject to certain restrictions on the transferability and voting thereof for a three year period after consummation of the Acquisition. If the number of shares of common stock to be issued in the Acquisition were to meet or exceed 20% of the shares of common stock outstanding, the Company will issue shares of a new series of the Company's preferred stock (which will be convertible into shares of the Company's common stock upon approval of the holders of the Company's outstanding common stock) for the amount of such excess. The cash portion of the consideration will be obtained through borrowings under a credit facility to be established with a commercial bank or other financial institution.

         Consummation of the Acquisition is subject to the satisfaction of numerous conditions precedent contained in the agreement, including without limitation completion of certain due diligence matters, receipt of third party and approval of the shareholders of EMD. The transaction is intended to qualify as a tax free reorganization under the Internal Revenue Code and will be accounted for using the purchase method of accounting. Accordingly, acquired assets and assumed liabilities will be recorded at their estimated fair values.

         Although the Company in the past has had a revolving line of credit available, as of March 31, 1996 it has never been required to draw on such facility. In order to consummate the Acquisition, however, the Company will be required to incur indebtedness of approximately $55.0 million, with such funds to be used to pay the cash portion of the merger consideration as well as to discharge certain existing indebtedness of EMD (collectively, the "Acquisition Indebtedness"). While the terms of the agreements relating to the Acquisition Indebtedness have not yet been negotiated, the Company anticipates that such agreements will replace the Company's existing revolving line of credit and will contain restrictions on the Company's ability to pay dividends on its outstanding capital stock, as well as affirmative and negative covenants relating to the operation of the

                          BENCHMARK ELECTRONICS, INC.

                    Management's Discussion and Analysis of
                       Financial Condition and Result of
                             Operations (continued)


Company's business. Incurrence of the Acquisition Indebtedness could reduce the Company's operational flexibility, including its ability to further increase its existing manufacturing capacity at its Angleton, Texas and Beaverton, Oregon, facilities. The Company may elect to refinance all or a portion of the Acquisition Indebtedness through the sale of common stock, the incurrence of other indebtedness, or both, after the Acquisition has been consummated. No assurance may be given, however, that such additional financing will be available on terms acceptable to the Company, or that such additional financing will not contain additional restrictions on the operations of the Company.

         The Company has been actively examining opportunities for the establishment or acquisition of a third manufacturing facility that satisfies its criteria for such expansion, including without limitation substantial customer base, geographic expansion and management philosophy. While the Company believes that the Acquisition satisfies these criteria, no assurance may be given that it will be consummated or, if consummated, that it will have a positive effect on the Company's results of operations, or that it will not be dilutive to earnings. If the Acquisition is not consummated, the Company will continue to examine opportunities to establish or acquire an additional manufacturing facility meeting the foregoing criteria.



Quarterly Results

         Although Management does not believe that the Company's business is affected by seasonal factors, the Company's sales and earnings may vary from quarter to quarter, depending primarily upon the timing of manufacturing orders. Therefore, the Company's operating results for any particular quarter may not be indicative of the results for any future quarter or for the year.

Accounting for Income Taxes

         For income tax purposes, certain items of expense are reported in periods different from their inclusion in determining income for financial accounting purposes. The income tax effects of timing differences are allocated to the periods in which the amounts are included in the statement of operations.

                          PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

         (a) Exhibits.

             2               Agreement and Plan of Merger dated as of March
                             27, 1996, by and among the Company, Electronics Acquisition, Inc., EMD Technologies, Inc., David H. Arnold and Daniel M. Rukavina. (incorporated herein by reference to Exhibit 2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).


             27              Financial Data Schedule.


         (b) Reports on Form 8-K.

             No reports on Form 8-K were filed during the three months ended March 31, 1996.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 13, 1996.



                                BENCHMARK ELECTRONICS, INC.
                                       (Registrant)



                                By: /s/ Donald E. Nigbor
                                   -------------------------------------------
                                   Donald E. Nigbor
                                   President
                                   (Principal Executive Officer)


                                By: /s/ Cary T. Fu
                                   -------------------------------------------
                                   Cary T. Fu
                                   Executive Vice President
                                   (Principal Financial Officer)

                                 EXHIBIT INDEX


Exhibit
Number                      Description of Exhibit
- - -------                     ----------------------

         2 Agreement and Plan of Merger dated as of March 27, 1996, by and among the Company, Electronics Acquisition, Inc., EMD Technologies, Inc., David
                   H. Arnold and Daniel M. Rukavina. (incorporated herein by reference to Exhibit 2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).


         27    Financial Data Schedule