Form 10-Q
period 1996-06-30
BENCHMARK ELECTRONICS INC
filed 1996-08-14
CIK 863436

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996 COMMISSION FILE NUMBER: 1-10560

                          BENCHMARK ELECTRONICS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            TEXAS                                         74-2211011
   (STATE OR OTHER JURISDICTION                        (I.R.S. EMPLOYER
        OF INCORPORATION)                             IDENTIFICATION NO.)

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

                                  Yes X     No

         As of August 13, 1996 there were 4,712,414 shares of Common Stock, par value $0.10 per share, outstanding.

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          BENCHMARK ELECTRONICS, INC.
                            CONDENSED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                                                              JUNE 30,       DECEMBER 31,
                                                                                                1996             1995
                                                                                              --------       ------------
                                                                                               (UNAUDITED)
ASSETS
  Current assets:
    Cash and cash equivalents                                                                 $    72           $ 2,785
    Accounts receivable                                                                        23,529            20,167
    Income taxes receivable                                                                        88               393
    Inventories                                                                                33,772            22,983
    Prepaid expenses and other assets                                                             204               255
    Deferred tax asset                                                                            372               372
                                                                                              -------           -------
         Total current assets                                                                  58,037            46,955
                                                                                              -------           -------
  Land                                                                                            306               306
  Property, plant and equipment, at cost                                                       22,684            17,650
  Accumulated depreciation                                                                     (9,182)           (7,874)
                                                                                              -------           -------
         Net property, plant and equipment                                                     13,808            10,082
                                                                                              -------           -------
  Deferred acquisition costs                                                                      413                 -
                                                                                              -------           -------
         Total assets                                                                         $72,258           $57,037
                                                                                              =======           =======



           See accompanying notes to condensed financial statements.

                          BENCHMARK ELECTRONICS, INC.
                            CONDENSED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)
                                  (CONTINUED)

                                                                                  JUNE 30,       DECEMBER 31,
                                                                                    1996            1995
                                                                                  -------        ------------
                                                                                (UNAUDITED)
LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Line of Credit                                                               $ 5,000           $     -
    Accounts payable                                                              14,745             9,116
    Accrued liabilities                                                              963               554
                                                                                  ------            ------
         Total current liabilities                                                20,708             9,670
  Deferred income taxes                                                              839               743
  Shareholders' equity:
    Preferred shares, $0.10 par value; 5,000,000 shares
      authorized, none issued                                                          -                 -
    Common shares, $0.10 par value; 10,000,000 shares
      authorized; issued - 4,060,192 and 4,046,142,
      respectively; outstanding - 4,035,400 and 4,021,400,
      respectively                                                                   404               402
    Additional paid-in capital                                                    20,028            19,808
    Retained earnings                                                             30,339            26,474
    Less treasury shares, at cost; 24,742 shares                                     (60)              (60)
                                                                                 -------           -------
    Total shareholders' equity                                                    50,711            46,624
                                                                                 -------           -------
    Total liabilities and shareholders' equity                                   $72,258           $57,037
                                                                                 =======           =======



           See accompanying notes to condensed financial statements.

                          BENCHMARK ELECTRONICS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                  THREE MONTHS ENDED               SIX MONTHS ENDED
                                                       JUNE 30,                         JUNE 30,
                                                  ------------------               ----------------
                                               1996             1995              1996            1995
                                               ----             ----              ----            ----
Sales                                         $33,500           $23,646          $63,883         $46,761
Cost of sales                                  29,016            20,521           55,574          40,547
                                              -------           -------          -------         -------
         Gross profit                           4,484             3,125            8,309           6,214
Selling expense                                   465               337              849             651
General and administrative expense                637               384            1,137             782
                                              -------           -------          -------         -------
         Operating expenses                     1,102               721            1,986           1,433
                                              -------           -------          -------         -------
Income from operations                          3,382             2,404            6,323           4,781
Interest income                                     -                78               34             153
Interest expense                                  (89)                -              (86)              -
Other income (expense)                              -                 6                2              13
                                              -------           -------          -------         -------
         Income before income tax expense       3,293             2,488            6,273           4,947
Income tax expense                             (1,268)             (900)          (2,408)         (1,790)
                                              -------           -------          -------         -------
         Net income                           $ 2,025           $ 1,588          $ 3,865         $ 3,157
                                              =======           =======          =======         =======
Earnings per common share:
         Net income                           $  0.49           $  0.39          $  0.93         $  0.77
                                              =======           =======          =======         =======
Weighted common shares outstanding              4,160             4,078            4,144           4,090
                                              =======           =======          =======         =======



           See accompanying notes to condensed financial statements.

                          BENCHMARK ELECTRONICS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                      SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                                      ----------------
                                                                                    1996            1995
                                                                                    ----            ----
Cash flows from (used in) operating activities:
  Net Income                                                                    $  3,865          $ 3,157
  Adjustments to reconcile net income to net cash provided
    (used) by operating activities:
                                                                                   1,308            1,013
  Deferred income taxes                                                               96               63
  (Increase) decrease in net accounts receivable                                  (3,362)           1,226
  Decrease in income taxes receivable                                                305                -
  Increase in inventory                                                          (10,789)          (4,564)
  (Increase) decrease in prepaid expenses and other assets                            51              (99)
  Increase in accounts payable                                                     5,629              536
  Increase(decrease) in accrued liabilities                                          409             (314)
  Increase in current income taxes payable                                             -              (75)
                                                                                --------          -------
         Total adjustments                                                        (6,353)          (2,214)
                                                                                --------          -------
         Net cash provided by operations                                          (2,488)             943
                                                                                --------          -------
Cash flows used in investing activities:
  Capital expenditures, net                                                       (5,034)          (1,094)
  Deferred acquisition costs                                                        (413)               -
  Proceeds from exercise of employee stock options                                   222               80
                                                                                --------          -------
         Cash flows used in investing activities                                  (5,225)          (1,014)

Cash flows provided by financing activities -
  Borrowings under revolving line of credit                                        5,000                -
                                                                                --------          -------
 Net increase (decrease) in cash                                                  (2,713)             (71)
  Cash at beginning of year                                                        2,785            8,371
                                                                                --------          -------
  Cash at June 30                                                                     72            8,300
                                                                                ========          =======

Supplemental disclosures of cash flow information:
  Income taxes paid                                                             $  1,450          $ 1,801
                                                                                ========          =======




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

NOTE 2 - EARNINGS PER COMMON SHARE

         Earnings per common share are computed by dividing net income by the weighted average number of common and common equivalent shares outstanding.
For the purposes of this calculation, outstanding employee stock options are considered common equivalent shares. Fully diluted earnings per share are materially equivalent to primary earnings per share for all periods presented. Weighted common shares outstanding for the three months ended June 30, 1996 and June 30, 1995 were 4,159,567 and 4,078,304 respectively.

NOTE 3 - BORROWING FACILITY

         At June 30, 1996, the Company had a short-term revolving line of credit with a commercial bank which was available primarily to finance accounts receivable and inventory requirements. The Company was entitled to borrow under the line of credit up to the lesser of $10 million or the sum of 80% of its eligible accounts receivable and 25% of its eligible inventories. The Company's borrowings under the line of credit bore interest at the lower of the rate applicable to Alternate Base Rate Loans or Eurodollar Loans as defined in the credit agreement. The line of credit was collateralized by substantially all of the Company's current assets. The line of credit agreement also contained certain financial covenants and restricted the ability of the Company to incur additional debt without the consent of the bank. The Company had $5,000,000 outstanding under its line of credit at June 30, 1996.

         In connection with the acquisition of EMD Technologies, Inc. ("EMD"), which was completed on July 30, 1996, the Company replaced the above mentioned credit facility with a $35 million four-year revolving line of credit with a commercial bank which is available primarily to finance accounts receivable and inventory requirements. The Company is entitled to borrow under the line of credit up to the lesser of $35 million or the sum of 80% of its eligible accounts receivable and 25% of its eligible inventories. The Company's borrowings under the line of credit may bear interest at the lower of the rate applicable to Base Rate Loans or Eurodollar Loans as defined in the credit agreement. The line of credit agreement contains certain financial covenants and restricts the ability of the Company to incur additional debt without the consent of the bank. The line of credit matures on July 31, 2000.

NOTE 4 - INVENTORIES

         Inventory costs are summarized as follows:

                                        JUNE 30,               DECEMBER 31,
                                          1996                     1995
                                          ----                     ----
                                       (UNAUDITED)
Raw materials                        $ 23,425,375              $ 16,365,280
Work in process                        10,346,489                 6,617,875
                                     ------------              ------------
                                     $ 33,771,864              $ 22,983,155
                                     ============              ============

NOTE 5 - INCOME TAXES

         The provision for income taxes in the statement of operations is summarized below:

                 Federal - current                  $2,062,000
                 Federal - deferred                     96,000
                 State                                 250,020
                                                    ----------
                      TOTAL                         $2,408,020
                                                    ==========

The provision for income taxes did not vary significantly from the amount computed by applying the U.S. federal statutory rate for the six month period ended June 30, 1996.

NOTE 6 - SUBSEQUENT EVENTS

         On July 30, 1996 the Company completed its purchase of EMD. This business, headquartered in Winona, Minnesota, was acquired for approximately 675,000 shares of common stock and approximately $30.4 million in cash. The transaction will be accounted for under the purchase method of accounting.

         In connection with this acquisition the Company issued a 10 year 8.02% Senior Note in the amount of $30 million to finance a portion of the cash consideration for the acquisition. The purchase agreement relating to this note contains certain financial covenants and restricts the ability of the Company to incur additional debt without the consent of the noteholder. Additionally, the Company replaced its existing revolving line of credit with a new revolving line of credit in the amount of $35 million (see note 3).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         The Company sells its products to electronics system original equipment manufacturers from its manufacturing facilities in Angleton, Texas and Beaverton, Oregon. The majority of the Company's customers compete in the medical devices, telecommunications, instrumentation, industrial controls and high-end computer systems industries.

         The Company has no long-term contracts with its customers, and lead-times for customer orders and product-life cycles continue to diminish. Customer programs can be canceled and volume levels can be changed or delayed at any time. The timely replacement of delayed, canceled or reduced programs with new business cannot be assured. Because of these and other factors, there can be no assurance that the Company's historical revenue growth rate will continue.

         On July 30, 1996 the Company completed the purchase of EMD Technologies, Inc. ("EMD") This business, headquartered in Winona, Minnesota, was acquired for approximately 675,000 shares of common stock and approximately $30.4 million in cash. The transaction will be accounted for under the purchase method of accounting.

         The acquisition of EMD presents a number of risks, including whether the Company will be able to successfully manage the transition, integrate purchasing operations and information systems and manage a larger and more geographically disparate business. Although the Company believes it has adequate resources and capabilities to successfully manage the integration of EMD, if it is unsuccessful in doing so, the Company's results of operations could be materially adversely affected.

FORWARD LOOKING STATEMENTS

         The statements contained in this Form 10-Q that are not historical facts are forward looking statements that involve risks and uncertainties, including, but not limited to, the Company's ability to maintain its current customer base, the risk of customer reductions, the impact of technological changes and increased competition and other factors discussed herein. Such risks and uncertainties could cause actual circumstances to differ materially from those set forth in the forward looking statements.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain items in the Company's Condensed Statements of Operations as a percentage of sales:

                                                THREE MONTHS ENDED          SIX MONTHS ENDED
                                                      JUNE 30,                  JUNE 30,
                                                --------------------       -----------------
                                                 1996         1995          1996        1995
                                                 ----         -----        -----       -----
Sales                                           100.0%        100.0%       100.0%      100.0%
Cost of sales                                    86.6          86.8         87.0        86.7
                                                -----         -----        -----       -----
Gross profit                                     13.4          13.2         13.0        13.3
Selling expense                                   1.4           1.4          1.3         1.4
General and administrative expense                1.9           1.6          1.8         1.7
                                                -----         -----        -----       -----
Operating expenses                                3.3           3.0          3.1         3.1
                                                -----         -----        -----       -----
Income from operations                           10.1          10.2          9.9        10.2
Interest income                                   0.0           0.3          0.1         0.3
Interest expense                                 (0.3)          0.0         (0.1)        0.0
                                                -----         -----        -----       -----
Income before income tax                          9.8          10.5          9.9        10.5
Income tax expense                               (3.8)         (3.8)        (3.8)       (3.8)
                                                -----         -----        -----       -----
Net income                                        6.0%          6.7%         6.1%        6.7%
                                                =====         =====        =====       =====

                          BENCHMARK ELECTRONICS, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULT OF
                             OPERATIONS (CONTINUED)

         Sales for the second quarter of 1996 were approximately $33.5 million, a 42% increase from sales of approximately $23.6 million for the same quarter of 1995. The Company's sales increased as a result of the Company's continued aggressive sales efforts, which resulted in additional orders from new and existing customers. The increase in sales resulted from increased production volumes as compared to the second quarter of 1995. The increased production volumes were made possible by the expansion of the surface mount assembly capacity, which was completed during the first quarter of 1996.

         Gross profit increased 43% to approximately $4.5 million in the second quarter of 1996 from approximately $3.1 million in the same quarter of 1995. Gross profit as a percentage of sales increased from 13.2% for the second quarter of 1995 to 13.4% for the second quarter of 1996. The increase in gross profit and in gross profit as a percentage of sales was due primarily to improved manufacturing efficiencies and to normal changes in product mix and customer mix. The Company expects gross margins to fluctuate based on product mix and customer mix.

         Selling expenses were $465,000 in the second quarter of 1996, an increase of 38% from the first quarter of 1995. General and administrative expenses were $637,000, an increase of 66% from $384,000 for the same quarter of 1995. In order to satisfy the increased level of business activity and to continue the development and improvement of the systems and processes necessary to accommodate future growth, the Company has added management personnel. The increase in general and administrative expenses during the second quarter of 1996 reflects these additional personnel and related departmental expenses, as well as the additional administrative expenses, such as travel and communication costs incurred in connection with the acquisition of EMD Technologies. The Company anticipates selling, general and administrative expenses will continue to increase in nominal terms as the Company continues to build the internal management and support systems necessary to support higher revenue levels.

         Interest expense for the second quarter of 1996 was $89,000, which was incurred by the Company for the borrowings under the revolving line of credit facility.

         Income tax expense in the first quarter of 1996 was $1,268,000, an increase of 41% from the same period in 1995. The increase is due to higher pre-tax income. The Company's effective tax rate approximates the blended Federal and state statutory rates as a result of all of the Company's operations being located within the United States.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its growth and operations to date through funds generated from operations, proceeds from the sale of its common stock and, during the second quarter of 1996, funds borrowed under its revolving line of credit facility. Prior to the second quarter of 1996 the Company had never borrowed any amounts under its credit facility.

         Cash flows used in operating activities were $2.5 million for the six months ended June 30, 1996. Cash used by operations was utilized primarily by the increase in inventories to accommodate the increased backlog. Additionally, a high level of inventories on new programs for existing customers has been added. Further, customer-imposed program delays have influenced the overall level of inventories. The Company is attempting to mitigate the impact of such delays by obtaining customer deposits for inventories carried by the Company in these situations.

         The Company completed the planned expansion of its production capacity at the Angleton plant during the second quarter of 1996. The Company had twelve surface mount assembly lines in operation for the second quarter of 1996. Capital expenditures of $5.0 million for the six months ended June 30, 1996 were primarily concentrated in the expansion of the facility and surface mount assembly equipment associated with this expansion.

         At June 30, 1996, the Company had a short-term revolving line of credit with a commercial bank which was available primarily to finance accounts receivable and inventory requirements. At June 30, 1996, the Company had $5 million outstanding under its line of credit. The Company was entitled to borrow under the line of credit up to the lesser of $10 million or the sum of 80% of its eligible accounts receivable and 25% of its eligible inventories.

         This line of credit was collateralized by substantially all of the Company's current assets. The line of credit agreement contained certain financial covenants and restricted the ability of the Company to incur additional debt without the consent of the bank. See Note 3 of Notes to Condensed Financial Statements.

         On July 30, 1996 the Company obtained a $35 million revolving line of credit which replaced the prior revolving credit facility, financed a portion of the cash consideration for the acquisition of EMD, refinanced the revolving line of credit at EMD and provided for future working capital needs. The $35 million four year revolving line of credit is unsecured and is guaranteed by each of the Company's United States subsidiaries. This credit agreement contains certain financial covenants and restricts the ability of the Company to incur additional debt without the consent of the bank. The Company is entitled to borrow under the line of credit up to the lesser of $35 million or the sum of 80% of its eligible accounts receivable and 25% of its eligible inventories. The Company may prepay the revolving line of credit facility at any time upon proper notice to the bank.

         Interest on the revolving credit facility accrues, at the Company's option, at either the bank's Fixed Eurodollar Rate plus from .625% to 1.75% per annum or prime rate. The margin on the Fixed Eurodollar Rate fluctuates with the Company's ratio of Funded Debt to EBITDA. Interest is payable quarterly.
A commitment fee of 1/4% per annum on the unused portion of the revolving credit facility is payable quarterly in arrears. As of August 8, 1996, the Company had $20 million outstanding under the revolving credit facility.

         In order to finance a portion of the cash consideration for the acquisition, the Company issued a $30 million, 8.02% Senior Note due 2006 ("Senior Note") to Northwestern Mutual Life Insurance Company. The Senior Note is unsecured and guaranteed by each of the Company's United States subsidiaries. Principal on the Senior Note is payable in annual installments of $5 million beginning July 31, 2001 with a final installment of the unpaid principal amount due July 31, 2006.

         Upon any prepayment of all or a portion of the Senior Note, the Company is obligated to pay the Purchaser a Make-Whole Premium on the amount prepaid. The Note Purchase Agreement contains a provision that in the event of a change of control, the Company must offer to repurchase the Note at par plus the Make-Whole Premium.

         The Note Purchase Agreement includes customary affirmative and negative covenants. The financial covenants include maintenance of: (i) a fixed charge coverage ratio, (ii) an interest coverage ratio, (iii) an indebtedness ratio,
(iv) a level of tangible net worth.

         The Company may require additional capital to finance further enhancements to or acquisitions or expansions of its manufacturing capacity. Management believes that the level of working capital will continue to grow at a rate generally consistent with the growth of the Company's operations. Although no assurance can be given that future financing will be available on terms acceptable to the Company, the Company may seek additional funds from time to time through public or private debt or equity offerings or through bank borrowings to the extent permitted by its existing debt agreements. Management believes that the Company's existing revolving credit agreement dated July 30, 1996, existing cash balances, funds generated from operations, and borrowings under the Company's Senior Note will be sufficient to permit the Company to meet its liquidity requirements in 1996 and for the foreseeable future.

         The Company does not hold or issue derivative financial instruments in the normal course of business.

ACQUISITION

         On July 30, 1996 the Company completed its purchase of EMD (the "Acquisition"). EMD is located in Winona, Minnesota and, through its operating subsidiary EMD Associates, Inc., provides engineering services and contract manufacturing to original equipment manufacturers in the electronics industry.

         The purchase price paid by the Company in the Acquisition was approximately $30.4 million in cash and 675,000 shares of common stock. Approximately 14% of the shares of common stock issued by the Company in the Acquisition are subject to certain restrictions on the transferability and voting thereof for a three year period.

         The Company had been actively examining opportunities for the establishment or acquisition of a third manufacturing facility that satisfied its criteria for such expansion, including without limitation substantial customer base, geographic expansion and management philosophy. The Company believes that the Acquisition satisfies these criteria; however, no assurance may be given that it will have a positive effect on the Company's results of operations, or that it will not be dilutive to earnings.

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

                          PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


         (a)     Exhibits.

                 The following exhibits are filed herewith.


              Exhibit
              Number                    Description
              -------                   -----------

                 2        Agreement and Plan of Merger dated as of March 27, 1996, by and among the Company, Electronics
                          Acquisition, Inc., EMD Technologies, Inc., David H. Arnold and Daniel M. Rukavina (incorporated herein by reference to Exhibit 2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

                 10.1     Note Purchase Agreement dated as of July 30, 1996 by and between the Company and Northwestern
                          Mutual Life Insurance Company (incorporated herein by reference to Exhibit 99.1 to the Company's
                          Current Report on Form 8-K dated July 30, 1996).

                 10.2     Credit Agreement dated as of July 30, 1996 by and between the Company and Texas Commerce Bank
                          National Association (incorporated herein by reference to Exhibit 99.2 to the Company's Current
                          Report on Form 8-K filed July 30, 1996).

                 27       Financial Data Schedule.

         (b)     Reports on Form 8-K.

                 No reports on Form 8-K were filed during the three months ended June 30, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 13, 1996.



                                        BENCHMARK ELECTRONICS, INC.
                                         (Registrant)


                                        By: /s/ Donald E. Nigbor
                                           -------------------------------------
                                        Donald E. Nigbor
                                        President
                                        (Principal Executive Officer)


                                        By: /s/ Cary T. Fu
                                           -------------------------------------
                                        Cary T. Fu
                                        Executive Vice President
                                        (Principal Financial Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                        DESCRIPTION OF EXHIBIT
- ------                                        ----------------------
  2       Agreement and Plan of Merger dated as of March 27, 1996, by and among the Company, Electronics
          Acquisition, Inc., EMD Technologies, Inc., David H. Arnold and Daniel M. Rukavina. (incorporated herein by reference to Exhibit 2 to the Company's Annual Report on Form 10-K for the fiscal year ended
          December 31, 1995).

 10.1     Note Purchase Agreement dated as of July 30, 1996 by and between the Company and Northwestern
          Mutual Life Insurance Company (incorporated herein by reference to Exhibit 99.1 to the Company's
          Current Report on Form 8-K dated July 30, 1996).

 10.2     Credit Agreement dated as of July 30, 1996 by and between the Company and Texas Commerce Bank
          National Association (incorporated herein by reference to Exhibit 99.2 to the Company's Current
          Report on Form 8-K filed July 30, 1996).

  27      Financial Data Schedule