Form 10-Q/A
period 1996-06-30
BENCHMARK ELECTRONICS INC
filed 1996-09-13
CIK 863436

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

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
                                                =====         =====        =====       =====

         Sales for the second quarter of 1996 were approximately $33.5 million, a 42% increase from sales of approximately $23.6 million for the same quarter of 1995. Sales for the first six months of 1996 were approximately $64 million, a 36% increase from sales of $47 million for the same period of 1995. The Company's sales increased as a result of the Company's continued aggressive sales efforts, which resulted in additional orders from new and existing customers. The increase in sales resulted from increased production volumes as compared to the second quarter and the first six months of 1995. The increased production volumes were made possible during the second quarter of 1996 by the expansion of the surface mount assembly capacity, which was completed during the first quarter of 1996. For the six-month period, the increase in production volumes was attributable in part to the fulfillment during the first quarter of 1996 of orders that were subject to customers' changes in production schedules and mix experienced by the Company in the last quarter of 1995 and to the absence of component shortages during the first six months of 1996 which had caused delays during 1995.

         Gross profit increased 43% to approximately $4.5 million in the second quarter of 1996 from approximately $3.1 million in the same quarter of 1995. Gross profit increased 34% to $8.3 million in the first six months of 1996 from $6.2 million in the first six months of 1995. Gross profit as a percentage of sales increased from 13.2% for the second quarter of 1995 to 13.4% for the second quarter of 1996. Gross profit as a percentage of sales decreased from 13.3% for the first six months of 1995 to 13.0% for the first six months of 1996. The increase in gross profit and, for the second quarter, in gross profit as a percentage of sales was due primarily to improved manufacturing efficiencies and to normal changes in product mix and customer mix. The decrease in gross profit as a percentage of sales for the six-month period was due primarily to the initiation of new programs during the first quarter of 1996 and secondarily to the use during the first quarter of 1995 of some components that had been previously reserved as obsolete. The Company expects gross margins to fluctuate based on product mix and customer mix.

         Selling expenses were $465,000 in the second quarter of 1996, an increase of 38% from the first quarter of 1995. Selling expenses were $849,000 for the first six months of 1996, an increase of 30% from the same period of 1995. General and administrative expenses for the second quarter of 1996 were $637,000, an increase of 66% from $384,000 for the same quarter of 1995. General and administrative expenses for the first six months of 1996 were approximately $1.1 million, a 45% increase from the same period of 1995. In order to satisfy the increased level of business activity and to continue the development and improvement of the systems and processes necessary to accommodate future growth, the Company has added management personnel. The increase in general and administrative expenses during the second quarter and the first six months of 1996 reflects these additional personnel and related departmental expenses, as well as the additional administrative expenses, such as travel and communication costs incurred in connection with the acquisition of EMD. The Company anticipates selling, general and administrative expenses will continue to increase in nominal terms as the Company continues to build the internal management and support systems necessary to support higher revenue levels.

         Interest expense for the second quarter of 1996 was $89,000, which was incurred by the Company for the borrowings under the revolving line of credit facility.

         Income tax expense in the second quarter of 1996 was $1.3 million, an increase of 41% from the same period in 1995. Income tax expense for the first six months of 1996 was approximately $2.4 million, an increase of 35% from the same period in 1995. The increases were due to higher pre-tax income. The Company's effective tax rate approximates the blended Federal and state statutory rates as a result of all of the Company's operations being located within the United States.

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

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on September 13, 1996.



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