Form 10-Q
period 1996-09-30
BENCHMARK ELECTRONICS INC
filed 1996-11-14
CIK 863436

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996
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

                                  Yes X     No

         As of November 12, 1996 there were 5,721,184 shares of Common Stock, par value $0.10 per share, outstanding.

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                          SEPTEMBER 30,               DECEMBER 31,
                                                              1996                       1995
                                                              ----                       ----
                                                           (UNAUDITED)
ASSETS
  Current assets:
    Cash and cash equivalents                              $  2,178                     $ 2,785
    Accounts receivable                                      35,185                      20,167
    Income taxes receivable                                   1,068                         393
    Inventories                                              53,759                      22,983
    Prepaid expenses and other assets                           646                         255
    Deferred tax asset                                        1,274                         372
                                                           --------                     -------
         Total current assets                                94,110                      46,955
                                                           --------                     -------
  Land                                                          392                         306
  Property, plant and equipment, at cost                     40,674                      17,650
  Accumulated depreciation                                  (10,504)                     (7,874)
                                                           --------                     -------
         Net property, plant and equipment                   30,562                      10,082
                                                           --------                     -------
  Other assets                                                  318                           -
  Goodwill                                                   26,150                           -
                                                           --------                     -------
         Total assets                                      $151,140                     $57,037
                                                           ========                     =======



     See accompanying notes to condensed consolidated financial statements.

                  BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)
                                  (CONTINUED)

                                                                                      SEPTEMBER 30,          DECEMBER 31,
                                                                                          1996                   1995
                                                                                          ----                   ----
                                                                                      (UNAUDITED)
LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Current portion of long term debt and capital lease
      obligations                                                                        $    352                 $     -
    Accounts payable                                                                       24,838                   9,116
    Accrued liabilities                                                                     4,364                     554
                                                                                         --------                 -------
         Total current liabilities                                                         29,554                   9,670
  Long term debt and capital lease obligations, less
    current portion                                                                        30,530                       -
  Line of credit                                                                           14,000                       -
  Deferred income taxes                                                                     3,434                     743
  Shareholders' equity:
    Preferred shares, $0.10 par value; 5,000,000 shares
      authorized, none issued                                                                   -                       -
    Common shares, $0.10 par value; 10,000,000 shares
      authorized; issued - 4,744,106 and 4,046,142,
      respectively; outstanding - 4,719,364 and 4,021,400,
      respectively                                                                            472                     402
    Additional paid-in capital                                                             40,607                  19,808
    Retained earnings                                                                      32,703                  26,474
    Less treasury shares, at cost; 24,742 shares                                              (60)                    (60)
    Unearned ESOP shares                                                                     (100)                      -
                                                                                         --------                 -------
         Total shareholders' equity                                                        73,622                  46,624
                                                                                         --------                 -------
         Total liabilities and shareholders' equity                                      $151,140                 $57,037
                                                                                         ========                 =======



     See accompanying notes to condensed consolidated financial statements.

                  BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                          THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                             SEPTEMBER 30,               SEPTEMBER 30,
                                                                         -------------------          -----------------
                                                                           1996        1995            1996        1995
                                                                           ----        ----            ----        ----
Sales                                                                   $62,304      $ 24,393       $ 126,187    $ 71,154
Cost of sales                                                            55,754        21,285         111,328      61,832
                                                                        -------      --------       ---------    --------
  Gross profit                                                            6,550         3,108          14,859       9,322
Selling expense                                                             421           355           1,269       1,006
General and administrative expense                                        1,409           377           2,547       1,159
                                                                        -------      --------       ---------    --------
  Operating expenses                                                      1,830           732           3,816       2,165
Amortization expense                                                        293             -             293           -
                                                                        -------      --------       ---------    --------
  Income from operations                                                  4,427         2,376          10,750       7,157
Interest income                                                              92            61             130         214
Interest expense                                                           (652)            -            (741)          -
Other income                                                                 25            10              26          23
                                                                        -------      --------       ---------    --------
  Income before income tax expense                                        3,892         2,447          10,165       7,394
Income tax expense                                                       (1,527)         (886)         (3,936)     (2,676)
                                                                        -------      --------       ---------    --------
  Net income                                                            $ 2,365      $  1,561       $   6,229    $  4,718
                                                                        =======      ========       =========    ========
Earnings per common share                                               $  0.51      $   0.38       $    1.45    $   1.15
                                                                        =======      ========       =========    ========
Weighted average common and equivalent
  shares outstanding                                                      4,637         4,132           4,303       4,102
                                                                        =======      ========       =========    ========



     See accompanying notes to condensed consolidated financial statements.

                  BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                     NINE MONTHS ENDED
                                                                                                       SEPTEMBER 30,
                                                                                                     -----------------
                                                                                                      1996       1995
                                                                                                     ------     ------
Cash flows from operating activities:
  Net Income                                                                                         $ 6,229     $ 4,718
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
      Depreciation and amortization expense                                                            3,491       1,523
      Deferred income taxes                                                                               96         104
      Loss on sale of property, plant and equipment                                                       97           -
  Changes in operating assets and liabilities, net of effects from acquisition of business:
      Accounts receivable                                                                             (6,122)     (1,856)
      Income taxes receivable                                                                            314         (45)
      Inventories                                                                                     (2,528)     (6,439)
      Prepaid expenses and other assets                                                                   46         (33)
      Accounts payable                                                                                 2,268         994
      Accrued liabilities                                                                               (775)       (108)
      Current income taxes payable                                                                         -         (99)
                                                                                                     -------     -------
          Net cash provided by (used in) operations                                                    3,116      (1,241)
                                                                                                     -------     -------

Cash flows from investing activities:
  Capital expenditures, net                                                                           (6,080)     (1,452)
  Acquisition, net of cash acquired                                                                  (30,824)          -
  Other                                                                                                   (2)          -
                                                                                                     -------     -------
          Net cash used in investing activities                                                      (36,906)     (1,452)
                                                                                                     -------     -------

Cash flows from financing activities:
  Borrowings under revolving line of credit, net                                                       3,167           -
  Proceeds from exercise of employee stock options                                                       358         158
  Deferred stock offering costs                                                                          (13)          -
  Debt issuance costs                                                                                   (291)          -
  Proceeds from issuance of long term debt                                                            30,000           -
  Principal payments on long term debt and capital lease
    obligations                                                                                          (38)          -
                                                                                                     -------     -------
         Net cash provided by financing activities                                                    33,183         158
                                                                                                     -------     -------

Net decrease in cash                                                                                    (607)     (2,535)
  Cash at beginning of year                                                                            2,785       8,371
                                                                                                     -------     -------
  Cash at September 30                                                                                 2,178       5,836
                                                                                                     =======     =======

Supplemental disclosures of cash flow information:
  Income taxes paid                                                                                  $ 3,569     $ 2,715
                                                                                                     =======     =======
  Interest paid                                                                                      $   668     $     -
                                                                                                     =======     =======




     See accompanying notes to condensed consolidated financial statements.

                  BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

         Benchmark Electronics, Inc. (the "Company") is a Texas corporation which provides contract electronics manufacturing and design services to original equipment manufacturers ("OEMs") in select industries, including medical devices, communications equipment, industrial and business computers, testing instrumentation, and industrial controls.

         The condensed consolidated financial statements included herein have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all normal and recurring adjustments which in the opinion of management are necessary for a fair presentation of the results of operations and cash flows for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

NOTE 2 - EARNINGS PER COMMON SHARE

         Earnings per common share are computed by dividing net income by the weighted average number of common and common equivalent shares outstanding. For the purposes of this calculation, outstanding employee stock options are considered common equivalent shares. Fully diluted earnings per share are materially equivalent to primary earnings per share for all periods presented. Weighted average common and equivalent shares outstanding for the three months ended September 30, 1996 and September 30, 1995 were 4,636,517 and 4,131,813 respectively.

NOTE 3 - INDEBTEDNESS

         At June 30, 1996, the Company had a short-term revolving line of credit with a commercial bank which was available to finance accounts receivable and inventory requirements. The Company was entitled to borrow under the line of credit up to the lesser of $10,000,000 or the sum of 80% of its eligible accounts receivable and 25% of its eligible inventories. The Company's borrowings under the line of credit bore interest at the lower of the rate applicable to Alternate Base Loans or Eurodollar Loans as defined in the credit agreement. The line of credit was collateralized by substantially all of the Company's current assets. The line or credit also contained certain financial covenants and restricted the ability of the Company to incur additional debt without the consent of the bank.

         In connection with the acquisition of EMD Technologies, Inc.("EMD"), which was completed on July 30, 1996, the Company replaced the above mentioned facility with a $35,000,000 four-year revolving line of credit with a commercial bank which is available primarily to finance accounts receivable and inventory requirements. The Company is entitled to borrow under the line of credit up to the lesser of $35,000,000 or the sum of 80% of its eligible accounts receivable and 25% of its eligible inventories. Interest on the line of credit is payable quarterly and accrues, at the Company's option, at either the bank's prime rate or its Fixed Eurodollar Rate plus 0.625% to 1.75% per annum. A commitment fee of 0.25% per annum on the unused portion of the line of credit is payable quarterly in arrears. The line of credit agreement contains certain financial covenants and restricts the ability of the Company to incur additional debt without the consent of the bank and to pay dividends. The line of credit matures on July 31, 2000. At September 30, 1996, the Company had $14,000,000 outstanding under its line of credit, bearing interest at a rate of 6.80% per annum. In November 1996, the Company repaid all amounts outstanding under this line of credit with the proceeds from a public offering of the Company's common stock. See Note 7.

         In order to finance a portion of the cash consideration for the acquisition of EMD, which was completed on July 30, 1996, the Company issued a $30 million, 8.02% Senior Note due 2006 ("Senior Note") to Northwestern Mutual Life Insurance Company. The Senior Note is unsecured and guaranteed by each of the Company's United States subsidiaries. Principal on the Senior Note is payable in annual installments of $5.0 million beginning July 31, 2001 with a final installment on the unpaid principal amount due July 31, 2006.

         The purchase agreement relating to the Senior Note (the "Purchase Agreement") includes customary affirmative and negative covenants and requires that the Company maintain (i)a tangible net worth of not less that the sum of
(a) $39.0 million, (b) 50% of the Company's net income after June 30, 1996 and
(c) the aggregate amount of net cash proceeds from the sale of Common Stock after June 30, 1996; (ii) minimum fixed charge and interest coverage ratios; and (iii) a ratio of consolidated indebtedness to earnings before interest, taxes, depreciation and amortization of not greater than 3.25 to 1.00 at any time prior to March 31, 1997 and not greater than 3.00 to 1.00 at any time on or after March 31, 1997. Upon any prepayment of all or a portion of the Senior Note, the Company is obligated to pay the holder a premium on the amount prepaid. The Purchase Agreement contains a provision that in the event of a change of control (defined generally to mean the acquisition by a person or group (as defined in the Securities Exchange Act of 1934, as amended, and the rules and regulations thereunder) of beneficial ownership of more than 50% of the total voting power of the outstanding voting stock of the Company), the Company must offer to repurchase the Senior Note at par plus any prepayment penalty. The Purchase Agreement also prohibits the payment of cash dividends by the Company at any time when an event of default has occurred and is continuing under the agreement, and otherwise limits the funds the Company may use for the payment of dividends to the sum of (i) 50% of cumulative net income subsequent to July 30, 1996, (ii) $10 million, and (iii) the net proceeds of the sale of equity.

NOTE 4 - INVENTORIES

         Inventory costs are summarized as follows:

                                                     SEPTEMBER 30,  DECEMBER 31,
                                                         1996           1995
                                                         ----           ----
                                                      (UNAUDITED)
                Raw materials                        $ 35,290,162   $ 16,365,280
                Work in process                        18,469,290      6,617,875
                                                     ------------   ------------
                                                     $ 53,759,452   $ 22,983,155
                                                     ============   ============

NOTE 5 - INCOME TAXES

         The provision for income taxes in the statement of operations is summarized below (unaudited):

                                           NINE MONTHS ENDED  NINE MONTHS ENDED
                                              SEPTEMBER 30,      SEPTEMBER 30,
                                                  1996               1995
                                                  ----               ----
                Federal-current               $3,269,000         $2,174,000
                Federal-deferred                  96,000            104,000
                State                            571,000            398,000
                                              ----------         ----------
                        Total                 $3,936,000         $2,676,000
                                              ==========         ==========

         The provision for income taxes differs from the amount computed by applying the blended U.S. federal and state statutory rate for the nine month period ended September 30, 1996 due to the impact of nondeductible goodwill and the benefit from the use of a foreign sales corporation. The Company's effective tax rate approximated the blended U.S. federal and state statutory rate for the nine month period ended September 30, 1995.

NOTE 6 - ACQUISITION

         On July 30, 1996 the Company completed its acquisition of EMD. This business, headquartered in Winona, Minnesota, was acquired for 674,964 shares of common stock, $30.5 million in cash, and the Company paid $2.1 million in acquisition costs. The transaction was accounted for under the purchase method of accounting, and, accordingly, the results of operations of EMD since July 30, 1996 have been included in the accompanying condensed consolidated statements of income. The acquisition resulted in goodwill of approximately $26.4 million which will be amortized on a straight line basis over 15 years.

         The net purchase price was allocated as follows:

             Working capital, other than cash                   $10,264,000
             Property, plant and equipment                       17,695,000
             Other assets                                            12,000
             Goodwill                                            26,443,000
             Other liabilities                                   (3,179,000)
             Unearned ESOP shares                                   100,000
                                                                -----------
                Purchase price, net of cash received            $51,335,000
                                                                ===========
             Net cash portion of purchase price                 $30,824,000
             Common stock issued                                 20,511,000
                                                                -----------
                Purchase price, net of cash received            $51,335,000
                                                                ===========

         The following summary pro forma condensed consolidated financial information reflects the acquisition as if it had occurred on January 1, 1995 for purposes of the statements of income. The summary pro forma information is not necessarily representative of what the Company's results of operations would have been had the acquisition in fact had occurred on January 1, 1995 and is not intended to project the Company's results of operations for any future period or date.

         Pro forma condensed consolidated financial information for the periods ended September 30, 1996 and 1995 (unaudited):

                                                            NINE MONTHS ENDED    NINE MONTHS ENDED
                                                               SEPTEMBER 30,       SEPTEMBER 30,
                                                                   1996                1995
                                                                   ----                ----
Net sales                                                     $217,189,000         $194,622,000
Gross profit                                                  $ 21,864,000         $ 23,027,000
Income from operations                                        $ 12,435,000         $ 13,192,000
Income from continuing operations                             $  5,886,000         $  6,561,000
Earnings per common share:
  Continuing operations                                       $       1.22         $       1.37
  Weighted average common shares outstanding                     4,825,000            4,777,000

NOTE 7 - SUBSEQUENT EVENT

         On November 1, 1996, the Company issued 1,000,000 shares of common stock in a public offering for net proceeds of approximately $28 million. The net proceeds to the Company from the offering have been used to repay all amounts outstanding under the Company's revolving line of credit facility and the balance will be used for working capital and other general corporate purposes. As of September 30, 1996, the Company had recorded deferred offering costs totaling $13,000. Had the offering occurred on January 1, 1996, earnings per share would have been $1.17 for the nine months ended September 30, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements regarding future financial condition and results of operations and the Company's business operations. The words "expect," "estimate," "anticipate," "predict," and similar expressions are intended to identify forward-looking statements. Such statements involve risks, uncertainties and assumptions, including, but not limited to, industry and economic conditions and customer actions and other factors discussed in this Form 10-Q and in the Company's other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

GENERAL

         The Company provides contract electronics manufacturing and design services to OEMs in select industries, including medical devices, communications equipment, industrial and business computers, testing instrumentation and industrial controls. The Company specializes in manufacturing high quality, technologically complex printed circuit board assemblies with computer-automated equipment using surface mount and pin-through-hole interconnection technologies for customers requiring low to medium volume production runs. The Company frequently works with customers from product design and prototype stages through ongoing production and, in some cases, final assembly of the customers' products and provides manufacturing services for successive product generations. As a result, the Company believes that it is often an integral part of its customers' operations.

         Substantially all of the Company's manufacturing services are provided on a turnkey basis, whereby the Company purchases customer-specified components from its extensive network of suppliers, assembles the components on finished printed circuit boards, performs post-production testing and provides the customer with production process and testing documentation. The Company offers its customers flexible, "just-in-time" delivery programs allowing product shipments to be closely coordinated with the customers' inventory requirements. In certain instances, the Company completes the assembly of its customers' products at the Company's facilities by integrating printed circuit board assemblies into other elements of the customers' products. The Company also provides manufacturing services on a consignment basis, whereby the Company, utilizing components provided by the customer, provides only assembly and post-production testing services. The Company operates a total of 29 surface mount production lines at its facilities in Angleton, Texas, Beaverton, Oregon, and Winona, Minnesota.

         Revenues are recognized at the time products are shipped to customers and may vary depending on the timing of customers orders, product mix and availability of component parts. Substantially all of the Company's business is performed on a turnkey basis, which involves the procurement of component parts. The gross profit margin for such materials is generally lower than the gross profit associated with the manufacturing process and other value-added services. The Company anticipates that selling, general and administrative expenses will continue to increase in nominal terms as the Company continues to build the internal management and support systems necessary to support higher revenue levels.

         The level and timing of purchase orders placed by the Company's customers are affected by a number of factors not within the control of the Company, including variation in demand for customers' products, customer attempts to manage inventory and changes in customers' manufacturing strategies. The Company typically does not obtain long-term purchase orders or commitments but instead works with its customers to develop nonbinding forecasts of the future volume of orders. Based on such nonbinding forecasts, the Company makes commitments regarding the level of business that it will seek and accept, the timing of production schedules and the levels and utilization of personnel and other resources. A variety of conditions, both specific to each individual customer and generally affecting each customer's industry, may cause customers to cancel, reduce or delay purchase orders and commitments without penalty, except for payment for services rendered, materials purchased and, in certain circumstances, charges associated with such cancellation, reduction or delay. Significant or numerous cancellations, reductions or delays in orders by customers, or any inability of customers to pay for services provided by the Company or to pay for components and materials purchased by the Company on such customers' behalf, could have an adverse effect on the Company's business, financial condition and results of operations.

         A substantial percentage of the Company's sales have been to a small number of customers, and the loss of a major customer would adversely affect the Company. For the nine months ended September 30, 1996, the Company's three largest customers accounted for 40.3% of the Company's sales, and the Company's largest customer, Credence Systems Corporation, accounted for 14.7% of sales. On a pro forma basis for the nine months ended September 30, 1996, the three largest customers of the Company and EMD accounted for 43.2% of sales, and the largest customer, Stratus Computer Corporation, accounted for 26.2% of sales. The Company's future sales are dependent on the success of its customers, some of which operate in businesses associated with rapid technological change, vigorous competition, short product life cycles and pricing and margin pressures. Additionally, certain of the industries served by the Company are subject to economic cycles and have in the past experienced, and are likely in the future to experience, recessionary periods. Developments adverse to the Company's major customers or their products could have an adverse effect on the Company.

         The acquisition of EMD represents a significant expansion in the scope of the Company's operations, and the integration and consolidation of EMD into the Company will require substantial management, financial and other resources. During the integration process, the financial performance of the Company will be subject to the risks commonly associated with the acquisition of businesses, including the impact of expenses incurred in connection with an acquisition and the potential disruptions associated with the integration of businesses. The integration process may place a significant strain on the Company's management, production, technical, financial and other resources, and may pose a risk with respect to production, customer service and market share.

         The Company's future success is dependent upon its ability to effectively integrate EMD into the Company, including its ability to implement potentially available marketing and cost saving opportunities, some of which may involve operational changes. There can be no assurance as to the timing or amount of any marketing opportunities or cost savings that may be realized as the result of operational changes implemented during the integration process. Further, there can be no assurance that the Company will not experience difficulties with customers, personnel and business prospects or that the combination of the Company and EMD will be successful.

         The following discussion should be read in conjunction with the unaudited financial statements of the Company included elsewhere in this report.

ACQUISITION

         On July 30, 1996 the Company completed its acquisition of EMD. This business, headquartered in Winona, Minnesota, was acquired for 674,964 shares of common stock, $30.5 million in cash, and the Company paid $2.1 million in acquisition costs. The transaction was accounted for under the purchase method of accounting, and, accordingly, the results of operations of EMD since July 30, 1996 have been included in the accompanying condensed consolidated statements of income. The acquisition resulted in goodwill of approximately $26.4 million which will be amortized on a straight line basis over 15 years. See Note 6 of Notes to Condensed Consolidated Financial Statements.

         In order to finance a portion of the cash consideration for the acquisition of EMD, the Company issued a $30 million, 8.02% Senior Note due 2006 ("Senior Note") to Northwestern Mutual Life Insurance Company. See Note 3 of Notes to Condensed Consolidated Financial Statements and "Liquidity and Capital Resources."

         Completion of the acquisition of EMD on July 30, 1996 and the inclusion of EMD's operations in the Company's accounts subsequent to that date is responsible for a substantial portion of the variation in the results of the Company's operations (including the components thereof) for the three and nine month periods ended September 30, 1996, as compared to the same periods during the prior year. In addition, the indebtedness incurred in connection with the acquisition of EMD accounts for the increase in long term debt as compared to comparable periods in the prior year. The effects of the acquisition of EMD on the Company's financial condition as of September 30, 1996, and its reported results of operations for the three month and nine month periods then ended, should be considered when reviewing the financial information contained herein.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain items in the Company's Condensed Consolidated Statements of Operations as a percentage of sales:

                                                    THREE MONTHS ENDED       NINE MONTHS ENDED
                                                       SEPTEMBER 30,            SEPTEMBER 30,
                                                    ------------------       -----------------
                                                     1996        1995         1996       1995
                                                    ------      ------       ------     ------
Sales                                               100.0%      100.0%       100.0%    100.0%
Cost of sales                                        89.5        87.3         88.2      86.9
                                                    -----       -----        -----     -----
  Gross profit                                       10.5        12.7         11.8      13.1
Selling expense                                       0.7         1.5          1.0       1.4
General and administrative expense                    2.3         1.5          2.0       1.6

Amortization of goodwill                              0.5         0.0          0.2       0.0
                                                    -----       -----        -----     -----
  Income from operations                              7.0         9.7          8.6      10.1
Interest income                                       0.2         0.3          0.1       0.3
Interest expense                                     (1.0)        0.0         (0.6)      0.0
                                                    -----       -----        -----     -----
  Income before income tax expense                    6.2        10.0          8.1      10.4
Income tax expense                                   (2.4)       (3.6)        (3.1)     (3.8)
                                                    -----       -----        -----     -----
  Net income                                          3.8%        6.4%         5.0%      6.6%
                                                    =====       =====        =====     =====

         Sales for the third quarter of 1996 were approximately $62.3 million, a 155% increase from sales of approximately $24.4 million for the same quarter of 1995. Sales for the first nine months of 1996 were $126.2 million, a 77% increase from sales of $71.2 million for the same period of 1995.
Approximately $28.2 million of the sales increase for both the third quarter and the nine-month period was attributable to the acquisition of EMD during the third quarter of 1996. The increase in sales also resulted from increased production volumes made possible by the expansion of the surface mount assembly capacity at the Company's Angleton, Texas facility, which was completed during the second quarter of 1996. In addition, the increase in production volumes for the nine-month period was attributable in part to the fulfillment during the first quarter of 1996 of orders that were subject to customers' changes in production schedules and product mix experienced by the Company in the last quarter of 1995 and to the absence of component shortages during the first nine months of 1996 which had caused delays during the corresponding period in 1995.

         Gross profit increased 110.8% to approximately $6.6 million in the third quarter of 1996 from approximately $3.1 million in the same quarter of 1995. Gross profit increased 59% to $14.9 million from $9.3 million for the first nine months of 1996. Gross profit as a percentage of sales decreased from 12.7% for the third quarter of 1995 to 10.5% for the third quarter of 1996. Gross profit as a percentage of sales decreased from 13.1% for the first nine months in 1995 to 11.8% from the first nine months of 1996. The increase in gross profit was due primarily to higher sales volumes and normal changes in product mix and customer mix. The Company's gross margin reflects a number of factors, including product mix, the level of start up costs and efficiencies associated with new programs, capacity utilization of surface mount and other equipment, and pricing with the electronics industry. All of these factors are continually changing and are interrelated, making it impracticable to determine separately the effect of each factor. The decrease in gross profit as a percentage of sales during the nine months ended September 30, 1996 was due primarily to the product mix and the initiation of new programs during the first quarter of 1996 which had not yet reached full production and secondarily to the use during the first quarter of 1995 of some components that had been previously reserved as obsolete.

         Selling expenses were $421,000 in the third quarter of 1996, an increase of 19% from the third quarter of 1995. Selling expenses were $1.3 million for the first nine months of 1996, an increase of 26% from the same period of 1995. General and administrative expenses were $1.4 million in the third quarter, an increase of 275% from $377,000 for the same quarter of 1995. General and administrative expenses for the first nine months were $2.5 million a 120% increase from the same period of 1995. In order to satisfy the increased level of business activity and to continue the development and improvement of the systems and processes necessary to accommodate future growth, the Company has added management personnel. The increase in selling, general and administrative expenses during the third quarter of 1996 reflects these additional personnel and related departmental expenses, as well as the additional administrative expenses, such as travel and communication costs incurred in connection with the acquisition of EMD and the inclusion of the EMD selling, general and administrative expenses for August and September. The Company anticipates selling, general and administrative expenses will continue to increase in nominal terms as the Company continues to build the internal management and support systems necessary to support higher revenue levels. Selling, general and administrative expenses as a percentage of sales remained relatively flat at 3% of sales during the comparable periods of 1996 and 1995.

         The amortization of goodwill and debt issuance costs for the third quarter and the nine months ended September 30, 1996 was $293,000.

         Interest expense for the third quarter of 1996 was $652,000 and for the nine months was $741,000, which was incurred by the Company on the debt incurred in connection with the acquisition of EMD.

         Income tax expense in the third quarter of 1996 was $1,527,000, an increase of 72% from the same period in 1995. Income tax expenses increased 47% in the first nine months of 1996 to $3,936,000 from $2,676,000 for the same period of 1995. The increase is due to higher pre-tax income and nondeductible amortization of goodwill offset by the benefit from the use of a foreign sales corporation.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its growth and operations through funds generated from operations, proceeds from the sale of common stock and, during the second and third quarter of 1996, funds borrowed under its credit facilities. Prior to the second quarter of 1996 the Company had never borrowed any amounts under its available lines of credit.

         Cash provided by operating activities was $3.1 million for the nine months ended September 30, 1996. Cash provided by operations was primarily the result of increases in net income and accounts payable offset by increases in inventories and accounts receivable. Inventories have increased to accommodate the increased backlog. Additionally, a high level of inventories on new programs for existing customers has been added. Further, customer-imposed program delays have continued to influence the overall level of inventories. The Company is attempting to mitigate the impact of such delays by obtaining customer deposits for inventories carried by the Company in these situations.

         Cash used in investing activities was $36.9 million for the nine months ended September 30, 1996. The Company completed the planned expansion of its production capacity at the Angleton plant during the second quarter of 1996, after which the Company had 12 surface mount assembly lines in operation at the Angleton plant. Capital expenditures of $6.1 million for the nine months ended September 30, 1996 were primarily concentrated in the expansion of the facility and surface mount assembly equipment associated with this expansion. On July 30, 1996, the Company completed its acquisition of EMD. Approximately $30.8 million in cash was used to complete the acquisition. See
Note 6 of Notes to Condensed Consolidated Financial Statements.

         Cash provided by financing activities was $33.2 million for the nine months ended September 30, 1996. On July 30, 1996 the Company obtained a four-year, $35 million revolving line of credit which replaced the Company's prior revolving credit facility, financed a portion of the cash consideration of the acquisition of EMD, refinanced the revolving line of credit at EMD and provided for future working capital needs. This line of credit is unsecured and is guaranteed by each of the Company's United States subsidiaries. The credit agreement related to this line of credit contains certain financial covenants and restricts the ability of the Company to incur additional debt without the consent of the bank and to pay dividends. The Company is entitled to borrow under the line of credit up to the lesser of $35 million or the sum of 80% of its eligible accounts receivable and 25% of its eligible inventories. The Company is entitled to prepay the line of credit without penalty at any time upon proper notice to the bank. At September 30, 1996, the Company had $14 million outstanding under its line of credit. See Note 3 of Notes to Condensed Consolidated Financial Statements.

         Interest on the revolving credit facility accrues, at the Company's option, at either the bank's Fixed Eurodollar Rate plus from .625% to 1.75% per annum or its prime rate. The margin on the Fixed Eurodollar Rate fluctuates with the Company's ratio of Funded Debt to EBITDA. Interest is payable quarterly. A commitment fee of 1/4% per annum on the unused portion of the revolving credit facility is payable quarterly in arrears.

         On November 1, 1996, the Company issued 1,000,000 shares of common stock in a public offering for net proceeds of approximately $28 million. The net proceeds to the Company from the offering were used to repay all amounts outstanding under the Company's revolving line of credit. The balance of the offering proceeds will be used for working capital and other general corporate purposes. See Note 7 to the Condensed Consolidated Financial Statements.

         In order to finance a portion of the cash consideration for the acquisition of EMD, the Company issued a $30 million, 8.02% Senior Note due 2006 ("Senior Note") to Northwestern Mutual Life Insurance Company. The Senior
Note is unsecured and guaranteed by each of the Company's United States subsidiaries. Principal on the Senior Note is payable in annual installments of $5 million beginning July 31, 2001 with a final installment of the unpaid principal amount due July 31, 2006.

         The purchase agreement relating to the Senior Note (the "Purchase Agreement") includes customary affirmative and negative covenants and requires that the Company maintain (i)a tangible net worth of not less that the sum of
(a) $39.0 million, (b) 50% of the Company's net income after June 30, 1996 and
(c) the aggregate amount of net cash proceeds from the sale of Common Stock after June 30, 1996; (ii) minimum fixed charge and interest coverage ratios; and (iii) a ratio of consolidated indebtedness to earnings before interest, taxes, depreciation and amortization of not greater than 3.25 to 1.00 at any time prior to March 31, 1997 and not greater than 3.00 to 1.00 at any time on or after March 31, 1997. Upon any prepayment of all or a portion of the Senior Note, the Company is obligated to pay the holder a premium on the amount prepaid. The Purchase Agreement contains a provision that in the event of a change of control (defined generally to mean the acquisition by a person or group (as defined in the Securities Exchange Act of 1934, as amended, and the rules and regulations thereunder) of beneficial ownership or more than 50% of the total voting power of the outstanding voting stock of the Company), the Company must offer to repurchase the Senior Note at par plus any prepayment penalty. The Purchase Agreement also prohibits the payment of cash dividends by the Company at any time when an event of default has occurred and is continuing under the agreement, and otherwise limits the funds the Company may use for the payment of dividends to the sum of (i) 50% of cumulative net income subsequent to July 30, 1996, (ii) $10 million, and (iii) the net proceeds of the sale of equity.

         The Company may require additional capital to finance further enhancements to or acquisitions or expansions of its manufacturing capacity. Management believes that the level of working capital will continue to grow at a rate generally consistent with the growth of the Company's operations. Although no assurance can be given that future financing will be available on terms acceptable to the Company, the Company may seek additional funds from time to time through public or private debt or equity offerings or through bank borrowings to the extent permitted by its existing debt agreements. Management believes that the existing cash balances (including cash from the public offering), funds generated from operations, borrowings under the Company's credit facility and Senior Note will be sufficient to permit the Company to meet its liquidity requirements in 1996 and for the foreseeable future.

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

                          PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits.

                 2.1 Agreement and Plan of Merger dated as of March 27, 1996, by and among the Company, Electronics Acquisition, Inc., EMD Technologies, Inc., David H. Arnold and Daniel M. Rukavina (incorporated herein by reference to Exhibit 2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
                          1995).

                 2.2 Amendment No. 1 to Agreement and Plan of Merger dated as of April 5, 1996 by and among Benchmark Electronics, Inc., Electronics Acquisition, Inc., EMD Technologies, Inc., David H. Arnold and Daniel M. Rukavina (incorporated herein by reference to Exhibit
                          2.2 to the Company's Registration Statement on Form S-4 (Registration No. 333-4230)).

                 10.1 Note Purchase Agreement dated as of July 30, 1996 by and between the Company and Northwestern Mutual Life Insurance Company (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated July 30, 1996).

                 10.2 Credit Agreement dated as of July 30, 1996 by and between the Company and Texas Commerce Bank National Association (incorporated by reference to Exhibit
                          99.2 to the Company's Current Report on Form 8-K dated July 30, 1996).

                 27       Financial Data Schedule.

         (b)     Reports on Form 8-K.

                 The Company filed a Current Report on Form 8-K dated July 30, 1996 with the Securities and Exchange Commission during the quarter ended September 30, 1996 which Report reported the Company's acquisition of EMD and incorporated by reference certain historical financial statements of EMD and certain proforma financial statements of the Company giving effect to the acquisition of EMD.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 13, 1996.



                                        BENCHMARK ELECTRONICS, INC.
                                         (Registrant)


                                        By: /s/ DONALD E. NIGBOR
                                           --------------------------
                                        Donald E. Nigbor
                                        President
                                        (Principal Executive Officer)


                                        By: /s/ CARY T. FU
                                           --------------------------
                                        Cary T. Fu
                                        Executive Vice President
                                        (Principal Financial Officer)

                                 EXHIBIT INDEX

    EXHIBIT
    NUMBER                   DESCRIPTION OF EXHIBIT

       2.1 Agreement and Plan of Merger dated as of March 27, 1996, by and among the Company, Electronics Acquisition, Inc., EMD Technologies, Inc., David H. Arnold and Daniel M. Rukavina (incorporated herein by reference to Exhibit 2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

       2.2 Amendment No. 1 to Agreement and Plan of Merger dated as of April 5, 1996 by and among Benchmark Electronics, Inc., Electronics Acquisition, Inc., EMD Technologies, Inc., David
               H. Arnold and Daniel M. Rukavina (incorporated herein by reference to Exhibit 2.2 to the Company's Registration Statement on Form S-4 (Registration No. 333-4230)).

       10.1 Note Purchase Agreement dated as of July 30, 1996 by and between the Company and Northwestern Mutual Life Insurance Company (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated July 30, 1996).

       10.2 Credit Agreement dated as of July 30, 1996 by and between the Company and Texas Commerce Bank National Association (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated July 30, 1996).

       27      Financial Data Schedule.