Form 10-K
period 1996-12-31
BENCHMARK ELECTRONICS INC
filed 1997-03-28
CIK 863436

------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                ---------------

                                   FORM 10-K
                                ---------------
(MARK ONE)
[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM          TO

                        COMMISSION FILE NUMBER 1-10560

                          BENCHMARK ELECTRONICS, INC.
            (Exact name of registrant as specified in its charter)
                                ---------------

                  TEXAS                                    74-2211011
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                  Identification Number)

          3000 TECHNOLOGY DRIVE                               77515
             ANGLETON, TEXAS                               (Zip Code)
(Address of principal executive offices)

             REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                (409) 849-6550
                                ---------------

         SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                  NAME OF EACH EXCHANGE
      TITLE OF EACH CLASS                          ON WHICH REGISTERED

    Common Stock, par value                          American Stock
        $0.10 per share                              Exchange, Inc.

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE
                                ---------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      As of March 25, 1997, the number of outstanding shares of Common Stock was 5,742,384. As of such date, the aggregate market value of the shares of Common Stock held by non-affiliates, based on the closing price of the Common Stock on the American Stock Exchange on such date, was approximately $135.3 million.

                     DOCUMENTS INCORPORATED BY REFERENCE:

(1) Portions of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1996 (Part II Items 5-8 and Part IV Item 14(a)(1)).

(2) Portions of the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders (Part III, Items 10-13).

------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                PAGE

                                    PART I

ITEM  1.   Business.............................................. 1
ITEM  2.   Properties............................................ 7
ITEM  3.   Legal Proceedings..................................... 8
ITEM  4.   Submission of Matters to a Vote of Security Holders... 8

                                    PART II

ITEM  5.   Market for Registrant's Common Equity and Related
             Shareholder Matters................................. 8
ITEM  6.   Selected Financial Data............................... 8
ITEM  7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations.................. 8
ITEM  8.   Financial Statements and Supplementary Data........... 8
ITEM  9.   Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure.............. 8

                                   PART III

ITEM 10.   Directors and Executive Officers of the Registrant.... 8
ITEM 11.   Executive Compensation................................ 9
ITEM 12.   Security Ownership of Certain Beneficial Owners
             and Management...................................... 9
ITEM 13.   Certain Relationships and Related Transactions........ 9

                                    PART IV

ITEM 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K9

                                    PART I

ITEM 1.  BUSINESS

GENERAL

      Benchmark Electronics, Inc. (the "Company") provides contract electronics manufacturing and design services to original equipment manufacturers ("OEMs") in select industries, including medical devices, communications equipment, industrial and business computers, testing instrumentation and industrial controls. The Company specializes in manufacturing high quality, technologically complex printed circuit board assemblies with computer-automated equipment using surface mount and pin-through-hole interconnection technologies for customers requiring low to medium volume production runs. The Company frequently works with customers from product design and prototype stages through ongoing production and, in some cases, final assembly of the customers' products and provides manufacturing services for successive product generations. As a result, the Company believes that it is often an integral part of its customers' operations.

      Substantially all of the Company's manufacturing services are provided on a turnkey basis, whereby the Company purchases customer-specified components from its extensive network of suppliers, assembles the components on finished printed circuit boards, performs post-production testing and provides the customer with production process and testing documentation. The Company offers its customers flexible, "just-in-time" delivery programs allowing product shipments to be closely coordinated with the customers' inventory requirements. In certain instances, the Company completes the assembly of its customers' products at the Company's facilities by integrating printed circuit board assemblies into other elements of the customers' products. The Company also provides manufacturing services on a consignment basis, whereby the Company, utilizing components provided by the customer, provides only assembly and post-production testing services. The Company operates a total of 29 surface mount production lines at its facilities in Angleton, Texas, Beaverton, Oregon and Winona, Minnesota.

      The Company, formerly named Electronics, Inc., began operations in 1979 and was incorporated under Texas law in 1981 as a wholly owned subsidiary of Intermedics, Inc. ("Intermedics"), a medical implant manufacturer based in Angleton, Texas. In 1986, Intermedics sold 90% of the outstanding shares of common stock of the Company to Electronic Investors Corp. ("EIC"), a corporation formed by Donald E. Nigbor, Steven A. Barton and Cary T. Fu, the Company's three executive officers. In 1988, EIC was merged into the Company, and in 1990 the Company completed the initial public offering of its common stock.

ACQUISITION OF EMD

      On July 30, 1996, the Company completed its acquisition (the "Acquisition") of EMD Technologies, Inc. ("EMD"), an independent provider of contract manufacturing and product design services for OEMs in industries comparable to those targeted by the Company. EMD's manufacturing services focus on manufacturing complex printed circuit board assemblies, operating 15 surface mount production lines at its Winona, Minnesota facilities. EMD's product design services include the complete design and development of electronic products and mechanical packages, from conceptual design of circuit boards to configuring subsystems and enclosures.

      The addition of EMD's manufacturing facility in Minnesota provided the Company with access to markets in the Midwest and the Northeast, without any overlap of customers. For this reason, the Acquisition has broadened substantially the Company's customer base. The Company believes that the Acquisition has allowed it to pursue larger contracts with its customers because it provided the Company with additional production capacity and a broader base of technical resources. As a result, the Company expects to be able to undertake larger product programs without becoming dependent upon one industry or customer. The Company also has begun to offer EMD's product design services to a wide range of the Company's customers, combining the design engineering strength of EMD with the component procurement and customer service strengths of the Company and the manufacturing expertise of both entities.

      The Acquisition was accomplished by means of the merger of EMD with and into a wholly owned subsidiary of the Company, with the former shareholders of EMD receiving from the Company approximately $30.4 million in cash and 674,964 shares of Common Stock and the Company paying $2.2 million in acquisition costs. The Company is operating the business of EMD as a wholly owned subsidiary of the Company and has not made major modifications to the manner in which EMD was operated prior to the Acquisition. The Company believes, however, that opportunities exist to consolidate certain overhead functions, reduce duplicative expenditures and implement, on a combined basis, certain other cost saving measures. The Company is in the process of developing a combined procurement plan pursuant to which component and other purchases would be negotiated on a Company-wide basis with a view to realizing cost savings associated with the increased purchasing power of the combined entities. The Company is currently transitioning to reduce EMD's reliance on distributors as sources of components in favor of the Company's more cost-effective practice of purchasing materials directly from component manufacturers. In addition, the Company has expanded the EMD sales force to more aggressively market the combined entities' services and products in EMD's historical markets. The Company will also link its three locations with a wide-area computer network to enhance management reporting and operational control.

THE CONTRACT ELECTRONICS MANUFACTURING INDUSTRY

      The basis for the development of the contract manufacturing industry in recent years has been the increasing reliance by OEMs on contract manufacturing specialists such as the Company for the manufacture of printed circuit board assemblies. As a result of outsourcing manufacturing services, the contract manufacturing industry in the United States grew at a compound annual rate of 20% from 1990 through 1996, according to the Institute for Interconnecting and Packaging Electronic Circuits ("IPC"). The IPC estimated the size of the United States contract manufacturing industry for 1996 in terms of sales to be $13.5 billion. The Company expects the trend toward outsourcing to continue and to result in continued growth in the contract manufacturing industry. A 1995 IPC study forecast that the contract manufacturing industry would grow at an approximate compound annual rate of 20% through 2000 as OEMs continue to outsource their manufacturing requirements and look to contract manufacturers to provide additional services. Some of the advantages OEMs receive as a result of outsourcing are:

            ACCELERATION OF TIME TO MARKET. Rapid technological advances in the Company's targeted industries require OEMs to make their products available to their customers quickly to remain competitive. Delays in bringing a new product to market can result in obsolescence of the product before it becomes available. Contract manufacturers who specialize in printed circuit board assembly are often able to provide manufacturing services in a more timely manner than OEMs, thus allowing OEMs to reduce the time to market for their products.

            REDUCTION OF PRODUCTION COSTS. Contract manufacturers generally are able to manufacture printed circuit board assemblies at a lower cost than OEMs because of the efficiencies associated with specialization and greater production volumes. Additionally, the purchasing power of contract manufacturers allows OEMs to save on costs of procurement of components. OEMs also benefit from the inventory management services provided by contract manufacturers in connection with turnkey manufacturing services.

            ACCESS TO ADVANCED TECHNOLOGY. Using contract manufacturers affords OEMs access to advanced technology in printed circuit board assembly equipment and techniques that OEMs may consider too costly for in-house investment. The increasing use of surface mount interconnection technology, which requires significant investments in computer-automated equipment and the expertise to operate such equipment, is an example. Many OEMs have been unwilling to make such investments, relying instead on contract manufacturers for surface mount assembly. More recent technological advancements that contract manufacturers are now able to offer to OEMs include ball grid array and chip on board assembly processes.

            IMPROVED MANUFACTURING QUALITY. Because it is the focus of their operations, contract manufacturers are consistently able to provide contract manufacturing services of a higher quality than OEMs can provide in-house. Printed circuit board assembly and other services provided by contract manufacturers are typically a small part of the broader operations of the OEMs.

            OPPORTUNITY TO FOCUS RESOURCES. By outsourcing printed circuit board assembly and other manufacturing services, OEMs are able to focus their resources on their primary activities, such as research and development of new products and marketing.

      Other factors in the contract manufacturing industry may have a positive impact on established contract manufacturers such as the Company. The increasing cost of automated equipment used in the industry, the working capital requirements relating to inventory and the additional services that contract manufacturers are providing make it more difficult for smaller manufacturers and start-up companies to compete with the services that are provided by larger, well-capitalized companies. Furthermore, the Company believes that these factors are driving consolidation in the industry and may provide opportunities for growth through acquisition.

BUSINESS STRATEGY

      The Company's business strategy is to provide high quality contract electronics manufacturing services to OEMs in targeted industries. The Company seeks to provide services that reduce OEM costs and time to market and increase OEM product quality. The Company's strategy to achieve these objectives includes the following key elements:

            ESTABLISH AND MAINTAIN LONG-TERM RELATIONSHIPS. The Company pursues opportunities to provide turnkey manufacturing services whereby the Company becomes an integral part of its customers' manufacturing operations. The Company seeks to work closely with its customers in all phases of design and production. By aggressively marketing its services to its targeted customers and involving design, marketing and senior management personnel in the pursuit and maintenance of customer relationships, the Company attempts to establish itself as the sole or primary source for its customers' manufacturing requirements. The Company believes that working to develop close, long-term relationships builds customer loyalty that is difficult for competitors to overcome.

            TARGET AND MAINTAIN BALANCE AMONG SELECT OEM INDUSTRIES AND CUSTOMERS. The Company targets industries and customers that have strict quality control standards for their products and that have service-intensive manufacturing requirements. The Company focuses on complex assemblies in low to medium volumes for commercial and industrial customers. The Company has not been, and does not intend to become, a manufacturer of high volume printed circuit board assemblies for personal computers or consumer-oriented products, which typically have relatively low margins. The Company targets customers in the medical devices, communications equipment, industrial and business computers, testing instrumentation and industrial controls industries and seeks to maintain a balance of customers among these industries and within each industry. By balancing its operations among industries and customers, the Company seeks to avoid becoming dependent on any one industry or customer. In addition, the Company believes that the industries and customers that it targets produce products that generally have longer life cycles, more stable demand and less price pressure as compared to consumer-oriented products.

            PROVIDE COMPREHENSIVE DESIGN AND MANUFACTURING SERVICES. The Company believes that OEMs increasingly expect a broad range of services from contract manufacturers and that attracting and retaining customers depends on the Company's ability to provide such services. The Company provides its customers with services ranging from initial product design and development and prototype production to the manufacture of printed circuit board assemblies, post-production testing and final assembly of customers' products. In support of this strategy, the Company made significant capital investments during 1996 to expand its production capacity, adding two surface mount production lines at its Angleton, Texas facility. In addition, the Acquisition added significant design engineering capabilities and 15 surface mount production lines.

            SUCCESSFULLY INTEGRATE EMD. The Company believes that the Acquisition has provided opportunities to enhance the Company's operations and pursue additional operating efficiencies. These opportunities include taking advantage of the benefits of a combined component procurement program, broader customer base, geographic expansion, the ability to pursue larger contracts and the capability to provide high quality design engineering services to current and potential customers.

            PURSUE OPPORTUNITIES FOR GROWTH. The Company is committed to pursuing opportunities to grow its operations through acquiring additional facilities or businesses or achieving operating efficiencies in the Company's existing operations.

            MAINTAIN FLEXIBILITY. The Company believes that many of its customers are leaders in their respective industries, and, as a result, routinely re-engineer their products to incorporate new and more competitive product features. Accordingly, the Company has organized its manufacturing operations into flexible work centers, as opposed to dedicated production lines, which allow the Company to incorporate complex design specifications and to respond rapidly to design changes.

SERVICES PROVIDED BY THE COMPANY

      The Company provides turnkey manufacturing services, including the purchase of customer-specified components from its extensive network of component suppliers, assembly of the components onto printed circuit boards and performance of post-production testing. In certain instances, the Company completes the assembly of its customers' products at the Company's facilities by integrating printed circuit boards into other elements of the customers' products.

      The Company provides design-for-manufacturability engineering services for products it manufactures, and the Acquisition significantly expanded the Company's capabilities in this area. With respect to product design, the Company provides the complete design and development of new electronic products and mechanical packages, as well as the redesign, surface mount conversion and printed circuit board layout of existing products. The Company also provides test process design capabilities that include the design and development of test fixtures and procedures and software for both in-circuit tests and functional tests of circuit boards, components and products.

      The Company's component procurement services for turnkey projects consist of planning, purchasing, expediting, inspecting, warehousing and financing the components required to manufacture printed circuit board assemblies. OEMs increasingly have required manufacturers to purchase all or some components directly from component manufacturers or distributors and to warehouse and finance the components. See "-- Suppliers."

      In its manufacturing services, the Company offers both surface mount and pin-through-hole interconnection technologies. Surface mount technology is a computer-automated process that allows the placement of a higher density of components directly on both sides of a printed circuit board. The surface mount process is a more recent advancement over the mature pin-through-hole technology, which normally permits electronic components to be attached to only one side of a printed circuit board by inserting the components into holes drilled through the board. The surface mount process allows OEMs to use advanced circuitry while permitting the placement of a greater number of components on a printed circuit board without having to increase the size of the board. By allowing increasingly complex circuits to be packaged with the components placed in closer proximity to each other, surface mount technology greatly enhances circuit processing speed and thus board and system performance. The surface mount process allows a reduction in the number of printed circuit boards required per system and allows the use of more fully automated production processes. The Company performs pin-through-hole assembly both manually and with computer-automated component insertion and soldering equipment. Although surface mount technology is the leading interconnection technology, the Company intends to continue providing pin-through-hole assembly services for its customers. Pin-through-hole technology is of continuing viability because most printed circuit boards assembled using surface mount technology require some pin-through-hole assembly. In addition, the Company believes that by continuing to provide pin-through-hole assembly services, the Company appeals to current and prospective customers that have not shifted, or do not wish to change, their manufacturing process to utilize surface mount technology.

      Because the Company may be the sole source or a major source of printed circuit board assemblies for a customer, frequent communication between the Company and the customer is necessary to ensure that the Company's manufacturing services meet the customer's specifications. Accordingly, the Company maintains a customer service department whose personnel work closely with the customer throughout the manufacturing process. The Company's engineering and manufacturing personnel coordinate the implementation of new and reengineered products with the customer, thereby providing the customer with feedback on such issues as the overall ease of manufacture of the printed circuit board assembly and anticipated production lead times.

      Component procurement begins after component specifications are verified and approved sources are confirmed with the customer. Concurrently, the Company's technical personnel establish complete documentation files on components and the appropriate set-up, assembly and testing procedures. The Company's personnel monitor all stages of the manufacturing process in order to provide flexible and rapid responses to the customer's requirements, including changes in design, order size and delivery schedules. In addition, the Company utilizes an automated materials planning system which allows the customer to monitor the status of an order on a real-time basis.

      The Company also provides testing services for completed printed circuit board assemblies in connection with the manufacturing process. In-circuit tests verify that the components have been inserted properly and meet certain functional standards and that the electrical circuits have been completed properly. These tests are performed on industry standard testing equipment using proprietary software developed either by the customer or test consultants on a contractual basis. In-circuit tests normally are performed on all printed circuit board assemblies for turnkey projects. In addition, using specialized testing equipment designed and provided by the customer, the Company performs customized functional tests designed to ensure that the printed circuit board assembly will perform its intended functions. Because defective components normally fail after a relatively short period of use, customers occasionally request that certain printed circuit board assemblies be subjected by the Company to controlled environmental stresses, typically thermal or electrical stresses. These procedures accelerate the effects of operational use without affecting the useful life of the component.

      The Company also offers its customers flexible, just-in-time delivery programs allowing product shipments to be closely coordinated with the customers' inventory requirements. Several of the Company's larger customers utilize a just-in-time inventory management system. The Company believes that the attractiveness of just-in-time inventory management will lead other customers to implement such systems and, accordingly, anticipates that a greater percentage of the Company's business will be performed on this basis in the future.

      In establishing a turnkey relationship with a manufacturer, OEMs must incur expense in qualifying the contract manufacturer and in some cases its sources of component supply, refining product design and manufacturing processes, and developing mutually compatible information and reporting systems. The Company believes that once this relationship is established, OEMs typically experience significant difficulty in expeditiously reassigning turnkey projects to another manufacturer and, as a result, seek sources of turnkey manufacturing services that they perceive will be able to meet their production requirements over a long period of time and successive product generations. Accordingly, the Company believes that its increasing turnkey business has resulted in greater stability in its customer base.

MARKETING AND CUSTOMERS

      To better implement its service-intensive business strategy, the Company markets its services to existing and potential customers through its direct sales force, independent marketing representatives and its executive officers. The Company's sales force consists of seven in-house salesmen and two independent marketing representatives, through which the Company is aggressively marketing the enhanced services capabilities resulting from the Acquisition. Four of the seven in-house salesmen are based at the Winona, Minnesota facility, with two based at the Angleton, Texas facility and one based at the Beaverton, Oregon facility.

      The Company seeks to serve a sufficiently large number of customers to minimize dependence on any one customer or industry. This strategy was enhanced by the Acquisition, as there was no customer overlap between the Company and EMD. Although historically a substantial percentage of the Company's sales have been to a small number of customers, by successfully undertaking the transition to serving a much larger and more diversified customer base, the Company has been able to reduce its dependence on certain significant customers and lessen the impact of a substantial reduction in business from one such customer. Nevertheless, during 1996, the Company's three largest customers accounted for approximately 16%, 14% and 11%, respectively, of the Company's sales. Although the loss of a major customer could have an adverse effect on the Company, the Company does not believe that any such effect would be material unless the Company were unable to replace such customer's business.

      The Company targets customers in five industries and seeks to maintain a balance in its sales to those industries. The following table sets forth the percentages of the Company's sales to each of the five industries for 1994, 1995 and 1996.

                                   1994        1995        1996
                                   ----        ----        ----
Medical Devices ..................  18%         14%         18%
Telecommunications ...............   8          18          26
Computer Systems .................  51          29          25
Tests and Instrumentation ........   7          22          15
Industrial Controls ..............  13          17          16
Other ............................   3          --          --

SUPPLIERS

      The Company maintains an extensive network of suppliers of components and other materials used in assembling printed circuit boards. The Company procures components only when a purchase order or forecast is received from a customer and occasionally utilizes components or other materials for which a supplier is the single source of supply. Although the Company experiences component shortages and longer lead times of various components from time to time, the Company has generally been able to reduce the impact of the component shortages by working with customers to reschedule deliveries, by working with suppliers to provide the needed components using just-in-time inventory programs, or by purchasing components at somewhat higher prices from distributors, rather than directly from manufacturers. These procedures reduce, but do not eliminate, the Company's inventory risk. In addition, by developing long-term relationships with suppliers, the Company has been better able to minimize the effects of component shortages than manufacturers without such relationships. Because of the continued increase in demand for surface mount components, the Company anticipates continued component shortages with respect to certain components and longer lead times for various components from time to time.

      As part of the integration of EMD, the Company is in the process of developing a combined procurement plan pursuant to which component and other purchases would be negotiated on a Company-wide basis with a view to realizing savings associated with the increased purchasing power of the combined entities. The Company is currently transitioning to reduce EMD's reliance on distributors as sources of components in favor of the Company's more cost-effective practice of purchasing materials directly from component manufacturers.

BACKLOG

      The Company's backlog was approximately $230 million at December 31, 1996, compared to $117 million at December 31, 1995 and $60 million at December 31, 1993. Backlog consists of customer orders that are expected to be filled within twelve months. Because orders generally may be rescheduled or cancelled by the payment of cancellation charges and because the Company's customers update their orders at different intervals and provide orders to be filled over different periods, the Company's backlog does not provide an accurate measure of the timing or amount of future sales.

COMPETITION

      The contract manufacturing services provided by the Company are available from many independent sources as well as in-house manufacturing capabilities of current and potential customers. The Company's competitors include Solectron Corporation, SCI Systems, Inc., The DII Group, Inc., Avex Electronics, Inc., Jabil Circuit, Inc. and Plexus Corp., some of which are more established in the industry and have substantially greater financial, manufacturing or marketing resources than the Company. The Company believes that the principal competitive factors in its targeted markets are product quality, flexibility and timeliness in responding to design and schedule changes, reliability in meeting product delivery schedules, pricing, technological sophistication and geographic location. The Company believes that it competes favorably with respect to these factors.

GOVERNMENTAL REGULATION

      The Company's operations are subject to certain federal, state and local regulatory requirements relating to environmental, waste management, health and safety matters, and there can be no assurance that material costs and liabilities will not be incurred or that past or future operations will not result in exposure to injury or claims of injury by employees or the public. Although some risk of costs and liabilities related to these matters is inherent in the Company's business, as with many similar businesses, the Company believes that its business is operated in substantial compliance with applicable regulations. However, new, modified or more stringent requirements or enforcement policies could be adopted, which could adversely affect the Company.

      The Company periodically generates and temporarily handles limited amounts of materials that are considered hazardous waste under applicable law. The Company contracts for the off-site disposal of these materials and has implemented a waste management program to address related regulatory issues.

EMPLOYEES

      As of December 31, 1996, the Company had 1,445 employees, of whom 1,059 were engaged in manufacturing and operations, 197 in materials control and procurement, 67 in design and development, 11 in marketing and sales, and 111 in administration. None of the Company's employees is subject to a collective bargaining agreement. Management believes that the Company's relationship with its employees is satisfactory.

EXPORT SALES

      In 1996, the Company had export sales of approximately $29 million to Europe from the Company's United States operations. There were no export sales in 1995 or 1994.


ITEM 2.  PROPERTIES

      The Company's executive offices and one of its manufacturing facilities are located in an approximately 109,000 square foot facility on 18.9 acres of land owned by the Company in Angleton, Texas, where the Company has

12 surface mount manufacturing lines. The Company also leases an approximately 52,000 square foot facility in Beaverton, Oregon, where the Company has two surface mount production lines. With the Acquisition, the Company added facilities in Winona, Minnesota comprising four leased buildings with total square footage of approximately 142,000 and an additional 64,000 square foot building that the Company now owns. For the primary leased facilities in Winona, the Company has long-term leases with three-year purchase options. The Winona facilities include manufacturing facilities with 15 surface mount production lines and warehouse facilities. The Company's Angleton and Beaverton facilities are certified under ISO-9002, and the Winona facilities are certified under ISO-9001. The Company believes that its properties are and will be sufficient to conduct the Company's operations for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

      The Company is not currently a party to any material litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

      The information on page 30 of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1996 (the "1996 Annual Report") is incorporated herein by reference in response to this item.

ITEM 6.  SELECTED FINANCIAL DATA

      The information on page 31 of the 1996 Annual Report is incorporated herein by reference in response to this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The information on pages 9 to 14 of the 1996 Annual Report is incorporated herein by reference in response to this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information on pages 15 to 29 of the 1996 Annual Report is incorporated herein by reference in response to this item.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information under the captions "Election of Directors," "Executive Officers" and "Section 16(A) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders (the "1997 Proxy Statement") is incorporated herein by reference in response to this item.

ITEM 11.  EXECUTIVE COMPENSATION

      The information under the caption "Executive Compensation and Other Matters" in the 1997 Proxy Statement is incorporated herein by reference in response to this item.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information under the caption "Common Stock Ownership of Certain Beneficial Owners and Management" in the 1997 Proxy Statement is incorporated herein by reference in response to this item.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information under the caption "Certain Transactions" in the 1997 Proxy Statement is incorporated herein by reference in response to this item.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a) Financial Statements, Financial Statement Schedules, and Exhibits

1.  FINANCIAL STATEMENTS OF THE COMPANY

      Reference is made to the Financial Statements, the reports thereon, the notes thereto and supplementary data commencing at page 15 of the 1996 Annual Report, which financial statements, reports, notes and data are incorporated herein by reference in response to this item. Set forth below is a list of such Financial Statements:

      Consolidated Financial Statements of the Company
       Independent Auditors' Report
       Consolidated Balance Sheets as of December 31, 1996 and 1995 Consolidated Statements of Income for the years ended December 31, 1996,
         1995 and 1994
       Consolidated Statements of Shareholders' Equity for the years ended
         December 31, 1996, 1995 and 1994
       Consolidated Statements of Cash Flows for the years ended
         December 31, 1996, 1995 and 1994
       Notes to Consolidated Financial Statements

2.  FINANCIAL STATEMENT SCHEDULES

      All schedules for which provision is made in Regulation S-X of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

3.  EXHIBITS

      Each exhibit marked with an asterisk is filed with this Annual Report on Form 10-K.

  EXHIBIT
  NUMBER                            DESCRIPTION

     2.1 -- Agreement and Plan of Merger dated as of March 27, 1996 by and among the Company, Electronics Acquisition, Inc., EMD Technologies, Inc., David H. Arnold and Daniel M. Rukavina (incorporated herein by reference to Exhibit 2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
               1995).

     2.2 -- Amendment No. 1 to Agreement and Plan of Merger dated as of April 5, 1996 by and among the Company, Electronics Acquisition, Inc., EMD Technologies, Inc., David H. Arnold and Daniel M. Rukavina (incorporated herein by reference to Exhibit 2.2 to the Company's Registration Statement on Form S-4 (Registration No. 333-4230)).

     3.1 -- Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Registration No. 33-46316) (the "Registration Statement")).

     3.2 -- Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 ("1992 Form 10-K")).

     4.1 -- Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Registration Statement).

     4.2 -- Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the 1992 Form 10-K).

     4.3 -- Specimen form of certificate evidencing the Common Stock (incorporated herein by reference to Exhibit 4.3 to the Registration Statement).

    10.1   --  Form of Indemnity Agreement between the Company and each of its directors and officers (incorporated herein by reference to Exhibit 10.11 to the Registration Statement).

    10.2   --  Benchmark Electronics, Inc. Stock Option Plan dated May 11, 1990
               (incorporated herein by reference to Exhibit 10.12 to the Registration Statement).

    10.3   --  Form of Benchmark Electronics, Inc. Incentive Stock Option
               Agreement between the Company and the optionee (incorporated herein by reference to Exhibit 10.13 to the Registration Statement).

    10.4   --  Form of Benchmark Electronics, Inc. Nonqualified Stock Option
               Agreement between the Company and the optionee (incorporated herein by reference to Exhibit 10.14 to the Registration Statement).

    10.5   --  Lease Agreement dated October 12, 1990, between Tektronics, Inc.
               and the Company, as amended by Lease Amendment No. 1 dated as of August 19, 1991, Lease Amendment No. 2 dated January 31, 1992, Lease Amendment No. 3 dated January 11, 1993, Lease Amendment No. 4 dated May 19, 1993 and Lease Amendment No. 5 dated September 13, 1993 (incorporated herein by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

    10.6   --  Registration Rights Agreement dated March 30, 1992 between Mason
               & Hanger Corporation and the Company (incorporated herein by reference to Exhibit 10.17 to the Registration Statement).

    10.7   --  Benchmark Electronics, Inc. 1992 Incentive Bonus Plan
               (incorporated herein by reference to Exhibit 10.20 to the 1992 Form 10-K).

    10.8   --  Benchmark Electronics, Inc. 1994 Stock Option Plan for
               Non-Employee Directors (incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

    10.9   --  Credit Agreement dated as of July 30, 1996 by and between the
               Company and Texas Commerce Bank National Association (incorporated herein by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated July 30, 1996).

    10.10* --  Lease Agreement dated July 30, 1996 by and among David H. Arnold,
               Muriel M. Arnold, Daniel M. Rukavina, Patricia A. Rukavina and EMD Associates, Inc., as amended by Amendment to Lease dated July 30, 1996.

    10.11* --  Lease Agreement dated December 15, 1992 by and among David H.
               Arnold, Muriel M. Arnold, Daniel M. Rukavina, Patricia A. Rukavina and EMD Associates, Inc., as amended by Amendment to Lease dated January 1, 1994, Amendment to Lease dated December 15, 1995, and Amendment to Lease dated July 30, 1996.

    13*    --  Benchmark Electronics, Inc. Annual Report to Shareholders for the
               fiscal year ended December 31, 1996.

    21*    --  Subsidiaries of Benchmark Electronics, Inc.

    23*    --  Consent of Independent Auditors concerning incorporation by reference in the Company's Registration Statement on Form S-8
               (Registration No. 33-61660).

    27*    --  Financial Data Schedule.


    (b)  Reports on Form 8-K

    The Company did not file any Current Reports on Form 8-K during the fourth quarter of 1996.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   BENCHMARK ELECTRONICS, INC.


                                                   By: /S/ DONALD E. NIGBOR
                                                           Donald E. Nigbor
                                                          PRESIDENT

                                                   Date: March 26, 1997

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.


           NAME                  POSITION                             DATE


_______________________        Chairman of the            _____________________
    John C. Custer           Board of Directors

/S/ DONALD E. NIGBOR        Director and President         MARCH 26, 1997
    Donald E. Nigbor     (principal executive officer)

_______________________     Director and Executive        _____________________
  Steven A. Barton             Vice President


/S/ CARY T. FU               Director and Executive        MARCH 26, 1997
    Cary T. Fu             Vice President (principal
                        financial and accounting officer)


/S/ PETER G. DORFLINGER            Director                MARCH 26, 1997
    Peter G. Dorflinger

/S/ GERALD W. BODZY                Director                MARCH 26, 1997
    Gerald W. Bodzy

_______________________            Director                ____________________
  David H. Arnold

                                 EXHIBIT INDEX

      Each exhibit marked with an asterisk is filed with this Annual Report on Form 10-K.

  EXHIBIT
  NUMBER                            DESCRIPTION

     2.1 -- Agreement and Plan of Merger dated as of March 27, 1996 by and among the Company, Electronics Acquisition, Inc., EMD Technologies, Inc., David H. Arnold and Daniel M. Rukavina (incorporated herein by reference to Exhibit 2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
               1995).


     2.2 -- Amendment No. 1 to Agreement and Plan of Merger dated as of April 5, 1996 by and among the Company, Electronics Acquisition, Inc., EMD Technologies, Inc., David H. Arnold and Daniel M. Rukavina (incorporated herein by reference to Exhibit 2.2 to the Company's Registration Statement on Form S-4 (Registration No. 333-4230)).

     3.1 -- Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Registration No. 33-46316) (the "Registration Statement")).

     3.2 -- Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 ("1992 Form 10-K")).

     4.1 -- Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Registration Statement).

     4.2 -- Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the 1992 Form 10-K).

     4.3 -- Specimen form of certificate evidencing the Common Stock (incorporated herein by reference to Exhibit 4.3 to the Registration Statement).

    10.1   --  Form of Indemnity Agreement between the Company and each of its directors and officers (incorporated herein by reference to Exhibit 10.11 to the Registration Statement).

    10.2   --  Benchmark Electronics, Inc. Stock Option Plan dated May 11, 1990
               (incorporated herein by reference to Exhibit 10.12 to the Registration Statement).

    10.3   --  Form of Benchmark Electronics, Inc. Incentive Stock Option
               Agreement between the Company and the optionee (incorporated herein by reference to Exhibit 10.13 to the Registration Statement).

    10.4   --  Form of Benchmark Electronics, Inc. Nonqualified Stock Option
               Agreement between the Company and the optionee (incorporated herein by reference to Exhibit 10.14 to the Registration Statement).

    10.5   --  Lease Agreement dated October 12, 1990, between Tektronics, Inc.
               and the Company, as amended by Lease Amendment No. 1 dated as of August 19, 1991, Lease Amendment No. 2 dated January 31, 1992, Lease Amendment No. 3 dated January 11, 1993, Lease Amendment No. 4 dated May 19, 1993 and Lease Amendment No. 5 dated September 13, 1993 (incorporated herein by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

    10.6   --  Registration Rights Agreement dated March 30, 1992 between Mason
               & Hanger Corporation and the Company (incorporated herein by reference to Exhibit 10.17 to the Registration Statement).

    10.7   --  Benchmark Electronics, Inc. 1992 Incentive Bonus Plan
               (incorporated herein by reference to Exhibit 10.20 to the 1992 Form 10-K).

    10.8   --  Benchmark Electronics, Inc. 1994 Stock Option Plan for
               Non-Employee Directors (incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

    10.9   --  Credit Agreement dated as of July 30, 1996 by and between the
               Company and Texas Commerce Bank National Association (incorporated herein by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated July 30, 1996).

    10.10* --  Lease Agreement dated July 30, 1996 by and among David H. Arnold,
               Muriel M. Arnold, Daniel M. Rukavina, Patricia A. Rukavina and EMD Associates, Inc., as amended by Amendment to Lease dated July 30, 1996.

    10.11* --  Lease Agreement dated December 15, 1992 by and among David H.
               Arnold, Muriel M. Arnold, Daniel M. Rukavina, Patricia A. Rukavina and EMD Associates, Inc., as amended by Amendment to Lease dated January 1, 1994, Amendment to Lease dated December 15, 1995, and Amendment to Lease dated July 30, 1996.

    13*    --  Benchmark Electronics, Inc. Annual Report to Shareholders for the
               fiscal year ended December 31, 1996.

    21*    --  Subsidiaries of Benchmark Electronics, Inc.

    23*    --  Consent of Independent Auditors concerning incorporation by reference in the Company's Registration Statement on Form S-8
               (Registration No. 33-61660).

    27*    --  Financial Data Schedule.