Form 10-Q
period 1997-03-31
BENCHMARK ELECTRONICS INC
filed 1997-05-13
CIK 863436

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997 COMMISSION FILE
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


                                  Yes [X]  No [ ]

      As of May 9, 1997 there were 5,743,284 shares of Common Stock, par value $0.10 per share, outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                       MARCH 31,    DECEMBER 31,
                                                         1997           1996
                                                      ---------       ---------
                                                      (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents ....................        $  20,316     $  13,800
  Accounts receivable, net .....................           40,105        39,183
  Income taxes receivable ......................             --             388
  Inventories ..................................           49,056        48,100
  Prepaid expenses and other assets ............            1,707           820
  Deferred tax asset ...........................            1,091         1,091
                                                        ---------     ---------
    Total current assets .......................          112,275       103,382
                                                        ---------     ---------

Property, plant and equipment, at cost .........           45,740        44,469
Accumulated depreciation .......................          (16,310)      (13,834)
                                                        ---------     ---------
    Net property, plant and equipment ..........           29,430        30,635
                                                        ---------     ---------

Other assets, net ..............................              281           298
Marketable securities ..........................            9,434         9,508
Goodwill, net ..................................           23,933        24,350
                                                        ---------     ---------

                                                        $ 175,353     $ 168,173
                                                        =========     =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long term debt
    and capital lease obligations ..................    $     233     $     239
  Accounts payable .................................       27,978        24,352
  Current taxes payable ............................        1,510          --
  Accrued liabilities ..............................        5,110         6,205
                                                        ---------     ---------
    Total current liabilities ......................       34,831        30,796

Long term debt and capital lease
  obligations, less current portion ................       30,433        30,485
Deferred income taxes ..............................        1,775         1,893
Shareholders' equity:
  Preferred shares, $0.10 par value;
  5,000,000 shares authorized, none issued .........         --            --
  Common shares, $0.10 par value;
  10,000,000 shares authorized; issued -
    5,767,126 and 5,763,276, respectively;
    outstanding - 5,742,384 and
    5,738,534, respectively ........................          574           573
  Additional paid-in capital .......................       69,171        69,148
  Retained earnings ................................       38,629        35,338
  Less treasury shares, at cost;
    24,742 shares ..................................          (60)          (60)
                                                        ---------     ---------
    Total shareholders' equity .....................      108,314       104,999
  Commitments and contingencies
                                                        $ 175,353     $ 168,173
                                                        =========     =========
    See accompanying notes to condensed consolidated financial statements.

                  BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED
                                                            MARCH 31,
                                                        1997        1996

Sales                                                 $75,724      $30,383
Cost of sales                                          66,482       26,558
                                                       ------       ------
      Gross profit                                      9,242        3,825
Selling, general and administrative expense             3,180          884
Amortization expense                                      417            -
                                                       ------       ------
      Income from operations                            5,645        2,941
Interest income                                           236           38
Interest expense                                         (614)           -
Other income                                               41            1
                                                       ------       ------
      Income before income tax expense                  5,308        2,980
Income tax expense                                      2,017        1,141
                                                       ------       ------
      Net income                                       $3,291       $1,839
                                                       ======       ======

Earnings per common share                              $ 0.56       $ 0.45
                                                       ======       ======
Weighted average common and equivalent
  shares outstanding                                    5,876        4,132
                                                       ======       ======

    See accompanying notes to condensed consolidated financial statements.

                  BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                         1997      1996

Cash flows from operating activities:
  Net Income                                           $3,291    $1,839
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization expense             3,008       586
      Deferred income taxes                              (118)        -
      Gain on sale of property, plant and equipment       (26)        -
      Tax benefit of employee stock options exercised      13         -
      Amortization of premiums on marketable securities    74         -
  Changes in operating assets and liabilities,
    net of effects from acquisition of business:
      Accounts receivable                                (922)   (4,688)
      Inventories                                        (956)   (7,018)
      Prepaid expenses and other current assets          (887)       61
      Accounts payable                                  3,626     8,105
      Accrued liabilities                              (1,095)      368
      Income taxes                                      1,898     1,141
                                                       ------    ------
          Net cash provided by operations               7,906       394
                                                       ------    ------
Cash flows from investing activities:
  Capital expenditures, net                            (1,343)   (3,059)
  Acquisition, net of cash acquired                         -      (176)
                                                       ------    -------
          Net cash used in investing activities        (1,343)   (3,235)
Cash flows from financing activities:
  Proceeds from exercise of employee stock options         63       137
  Stock offering expenses                                 (52)        -
  Principal payments on long term debt
  and capital lease obligations                           (58)        -
                                                       ------    -------
          Net cash used in financing activities           (47)      137
                                                       ------    -------
Net increase (decrease) in cash                         6,516    (2,704)
  Cash at beginning of year                            13,800     2,785
                                                       ------     -----
  Cash at March 31                                     $20,316    $  81
                                                       =======    =====

Supplemental disclosures of cash flow information:
  Income taxes paid                                    $  224     $   -
                                                       ======     =====
  Interest paid                                        $1,261     $   -
                                                       ======     =====

    See accompanying notes to condensed consolidated financial statements.

                 BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

      Benchmark Electronics, Inc. (the Company) is a Texas corporation which provides contract electronics manufacturing and design services to original equipment manufacturers (OEMs) in select industries, including medical devices, communications equipment, industrial and business computers, testing instrumentation, and industrial controls.

      The condensed consolidated financial statements included herein have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all normal and recurring adjustments which in the opinion of management are necessary for a fair presentation of the results of operations and cash flows for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

NOTE 2 - EARNINGS PER COMMON SHARE

      Earnings per common and common equivalent share are computed by dividing net income by the weighted average number of common and common equivalent shares outstanding. For the purposes of this calculation, outstanding employee stock options are considered common equivalent shares. Fully diluted earnings per share are materially equivalent to primary earnings per share for all periods presented. Weighted average common and equivalent shares outstanding for the three months ended March 31, 1997 and 1996 were 5,875,935 and 4,132,124, respectively.

NOTE 3 - INDEBTEDNESS

      In order to finance a portion of the cash consideration for the acquisition of EMD Technologies, Inc. (EMD), which was completed on July 30, 1996, the Company issued a $30 million, 8.02% Senior Note due 2006 (the Senior
Note) to Northwestern Mutual Life Insurance Company. The Senior Note is unsecured and guaranteed by each of the Company's United States subsidiaries. Principal on the Senior Note is payable in annual installments of $5.0 million beginning July 31, 2001 with a final installment on the unpaid principal amount due July 31, 2006. Interest on the Senior Note is payable semi-annually on January 31st and July 31st.

      The purchase agreement relating to the Senior Note (the Purchase Agreement) includes customary affirmative and negative covenants and restricts the ability of the Company to incur additional debt and to pay dividends. Upon any prepayment of all or a portion of the Senior Note, the Company is obligated to pay the holder a premium on the amount prepaid. The Purchase Agreement contains a provision that in the event of a change of control (defined generally to mean the acquisition by a person or group (as defined in the Securities Exchange Act of 1934, as amended, and the rules and regulations thereunder) of beneficial ownership of more than 50% of the total voting power of the outstanding voting stock of the Company), the Company must offer to repurchase the Senior Note at par plus any prepayment penalty.

                  BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

      The Company has a $15,000,000, four-year revolving line of credit with a commercial bank which is available primarily to finance accounts receivable and inventory requirements. The Company is entitled to borrow under the line of credit up to the lesser of $15,000,000 or the sum of 80% of its eligible accounts receivable and 25% of its eligible inventories. Interest on the line of credit is payable quarterly and accrues, at the Company's option, at either the bank's prime rate or its Fixed Eurodollar Rate plus 0.625% to 1.75% per annum. A commitment fee of 0.17% per annum on the unused portion of the line of credit is payable quarterly in arrears. The line of credit agreement contains certain financial covenants and restricts the ability of the Company to incur additional debt without the consent of the bank and to pay dividends. The line of credit matures on July 31, 2000. As of March 31, 1997, the Company had no borrowings outstanding under this line of credit.

NOTE 4 - INVENTORIES

      Inventory costs are summarized as follows:

                                          MARCH 31,          DECEMBER 31,
                                            1997                1996
                                         -----------         -----------
                                         (UNAUDITED)

            Raw materials                $32,952,777         $31,670,562
            Work in process               16,103,064          16,429,776
                                         -----------         -----------
                                         $49,055,841         $48,100,338
                                         ===========         ===========

NOTE 5 - INCOME TAXES

      Income tax expense (benefit) consists of the following (unaudited):

                                              THREE MONTHS ENDED
                                                   MARCH 31,
                                           1997                 1996
                                        ----------           ----------
            Federal - Current           $1,909,248           $1,027,755
            State - Current                226,047              113,245
            Federal/State - Deferred      (118,217)                   -
                                        ----------           ----------
                 Total                  $2,017,078           $1,141,000
                                        ==========           ==========

      Income tax expense differs from the amount computed by applying the U.S. federal statutory income tax rate to pretax income due to the impact of nondeductible amortization of goodwill, state income taxes, net of federal benefit and the benefit from the use of a foreign sales corporation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

      Revenues are recognized at the time products are shipped to customers and may vary depending on the timing of customers' orders, product mix and availability of component parts. Substantially all of the Company's business is performed on a turnkey basis, which involves the procurement of component parts. The gross profit margin for such materials is generally lower than the gross profit associated with the manufacturing process and other value-added services. The Company anticipates that selling, general and administrative expenses will continue to increase in nominal terms as the Company continues to build the internal management and support systems necessary to support higher revenue levels.

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

      The Company seeks to serve a sufficiently large number of customers to minimize dependence on any one customer or industry. This strategy was enhanced by the acquisition of EMD, as there was no customer overlap between the Company and EMD. Although historically a substantial percentage of the Company's sales have been to a small number of customers, by successfully undertaking the transition to serve a much larger and more diversified customer base, the Company has been able to reduce its dependence on certain significant customers and lessen the impact of a substantial reduction in business from one such customer. Nevertheless, during the three months ended March 31, 1997, the Company's three largest customers accounted for 48.5% of the Company's sales. Although the loss of a major customer could have an adverse effect on the Company, the Company does not believe that any such effect would be material unless the Company were unable to replace such customer's business. The Company's future sales are dependent on the success of its customers, some of which operate in businesses associated with rapid technological change, vigorous competition, short product life cycles and pricing and margin pressures. Additionally, certain of the industries served by the Company are subject to economic cycles and have in the past experienced, and are likely in the future to experience, recessionary periods. Developments adverse to the Company's major customers or their products could have an adverse effect on the Company.

      The acquisition of EMD represented a significant expansion in the scope of the Company's operations, and the integration and consolidation of EMD into the Company has and will require substantial management, financial and other resources. During the integration process, the financial performance of the Company will be subject to the risks commonly associated with the acquisition of businesses, including the impact of expenses incurred in connection with an acquisition and the potential disruptions associated with the integration of businesses. The integration process may place a significant strain on the Company's management, production, technical, financial and other resources, and may pose a risk with respect to production, customer service and market share.

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

      Completion of the acquisition of EMD on July 30, 1996 and the inclusion of EMD's operations in the Company's accounts subsequent to that date is responsible for a substantial portion of the variation in the results of the Company's operations (including the components thereof) for the three months ended March 31, 1997, as compared to the same period during the prior year. The acquisition of EMD accounts for the increase in long term debt as compared to the same period in the prior year. The effects of the acquisition of EMD on the Company's financial condition as of March 31, 1997, and its reported results of operations for the three month period then ended, should be considered when reviewing the financial information contained herein.

RESULTS OF OPERATIONS

      The following table sets forth for the periods indicated certain items in the Company's Condensed Consolidated Statements of Operations as a percentage of sales:

                                                    THREE MONTHS ENDED
                                                        MARCH 31,
                                                   1997        1996

Sales                                            100.0%       100.0%
Cost of sales                                      87.8         87.4
                                                  -----        -----
      Gross profit                                 12.2         12.6
Selling, general and administrative expense         4.2          2.9
Amortization of goodwill                            0.6          0.0
                                                  -----        -----
      Income from operations                        7.4          9.7
Interest income                                     0.4          0.1
Interest expense                                   (0.8)         0.0
                                                  -----        -----
      Income before income tax expense              7.0          9.8
Income tax expense                                  2.7          3.8
                                                   ----         ----
      Net income                                   4.3%         6.0%
                                                  =====        =====

      Sales for the first quarter of 1997 were approximately $75.7 million, a 149% increase from sales of approximately $30.3 million for the same quarter of 1996. The increase in sales resulted from increased production volumes made possible by the acquisition of EMD and the expansion of the surface mount assembly capacity at the Company's Angleton, Texas facility, which was completed during the second quarter of 1996.

      Gross profit increased 142.6% to approximately $9.2 million in the first quarter of 1997 from approximately $3.8 million in the same quarter of 1996. Gross profit as a percentage of sales decreased from 12.6% for the first quarter of 1996 to 12.2% for the first quarter of 1997. The increase in gross profit was due primarily to higher sales volumes and normal changes in product mix and customer mix. The Company's gross margin reflects a number of factors, including product mix, the level of start up costs and efficiencies associated with new programs, capacity utilization of surface mount and other equipment, and pricing within the electronics industry. All of these factors are continually changing and are interrelated, making it impracticable to determine separately the effect of each factor. The decrease in gross profit as a percentage of sales during the three months ended March 31, 1997 as compared to the same period in 1996 was due primarily to changes in the product mix and the initiation of new programs.

      Selling, general and administrative expenses were $3.2 million in the first quarter, an increase of 259.7% from $884,000 for the same quarter of 1996. Selling, general and administrative expenses as a percentage of sales increased from 2.9% for the first quarter of 1996 to 4.2% for the first quarter of 1997. In order to satisfy the increased level of business activity and to continue the development and improvement of the systems and processes necessary to accommodate future growth, the Company has added management personnel. The increase in selling, general and administrative expenses during the first quarter of 1997 reflects these additional personnel and related departmental expenses, as well as the additional administrative expenses, such as travel and communication costs resulting from the acquisition of EMD and the inclusion of the EMD selling, general and administrative expenses. The Company anticipates selling, general and administrative expenses will continue to increase in nominal terms as the Company continues to build the internal management and support systems necessary to support higher revenue levels.

      The amortization of goodwill associated with the acquisition of EMD for the first quarter of 1997 was $417,000. Interest expense for the first quarter of 1997 was $614,000, which was incurred by the Company on the debt incurred in connection with the acquisition of EMD. Neither of these costs were present in the first quarter of 1996.

      Interest income was approximately $236,000 for the first quarter of 1997 compared to $38,000 in 1996. The increase is due to the investment by the Company of excess cash in interest bearing marketable securities and cash equivalents.

      Income tax expense in the first quarter of 1997 was $2,017,000, an increase of 76.8% from the same period in 1996. The increase is due to higher pre-tax income and nondeductible amortization of goodwill offset by the benefit from the use of a foreign sales corporation.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has financed its growth and operations through funds generated from operations, proceeds from the sale of its common stock and, during 1996, funds borrowed under its credit facilities. Prior to the second quarter of 1996 the Company had never borrowed any amounts under its available line of credit.

      Cash provided by operating activities was $7.9 million for the three months ended March 31, 1997. Cash provided by operations was primarily the result of increases in net income, depreciation and amortization, income taxes payable, and accounts payable offset by decreases in accrued liabilities and increases in inventories and accounts receivable. The Company's accounts payable, accounts receivable and inventories have increased $3.6 million, $0.9 million and $1.0 million, respectively, during the first quarter of 1997, reflecting the Company's increased sales during this period. The Company expects continued increases in accounts payable, accounts receivable and inventories to support the anticipated growth in sales. The Company is continuing the practice of purchasing components only after customer orders are received, which mitigates, but does not eliminate, the risk of loss on inventories. Supplies of electronic components and other materials used in operations are subject to industry-wide shortages. In certain instances, suppliers may allocate available quantities to the Company. The Company has not experienced significant supply constraints in the past year nor does it expect to in the near future.

      Cash used in investing activities, consisting primarily of capital expenditures, was $1.3 million for the quarter ended March 31, 1997. Capital expenditures were primarily concentrated in test equipment and computers.

      Cash used in financing activities was $48,000 for the three months ended March 31, 1997.

      The Company's operations are subject to certain federal, state and local regulatory requirements relating to environmental, waste management, health and safety matters. Some risk of costs and liabilities related to these matters is inherent in the Company's business as with many similar businesses. Management believes that the Company's business is operated in substantial compliance with applicable environmental, waste management, health and safety regulations.

      The Company may require additional capital to finance further enhancements to or acquisitions or expansions of its manufacturing capacity. Management believes that the level of working capital will continue to grow at a rate generally consistent with the growth of the Company's operations. Although no assurance can be given that future financing will be available on terms acceptable to the Company, the Company may seek additional funds from time to time through public or private debt or equity offerings or through bank borrowings to the extent permitted by its existing debt agreements. Management believes that the existing cash balances, funds generated from operations, and borrowings under the Company's credit facility will be sufficient to permit the Company to meet its liquidity requirements in 1997 and for the foreseeable future.

      The Company does not hold or issue derivative financial instruments in the normal course of business. Inflation and changing prices have not significantly affected the Company's operating results or the markets in which the Company performs services.

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

                           PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (a)Exhibits.

            27    Financial Data Schedule.

      (b)   Reports on Form 8-K.

            No reports on Form 8-K were filed during the three months ended March 31, 1997.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 12, 1997.

                                          BENCHMARK ELECTRONICS, INC.
                                            (Registrant)

                                          By: /S/ DONALD E. NIGBOR
                                          Donald E. Nigbor
                                          President
                                          (Principal Executive Officer)

                                          By: /S/ CARY T. FU
                                          Cary T. Fu
                                          Executive Vice President
                                          (Principal Financial Officer)

                                  EXHIBIT INDEX

    EXHIBIT
    NUMBER                         DESCRIPTION OF EXHIBIT

      27    Financial Data Schedule.