Form 10-Q
period 1997-06-30
BENCHMARK ELECTRONICS INC
filed 1997-08-13
CIK 863436

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997 COMMISSION FILE
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

                                (409) 849-6550
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

      As of August 12, 1997 there were 5,756,884 shares of Common Stock, par value $0.10 per share, outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (AMOUNTS IN THOUSANDS)

                                                     JUNE 30,       DECEMBER 31,
                                                       1997             1996
                                                     -------          -------
                                                   (UNAUDITED)
ASSETS
  Current assets:
    Cash and cash equivalents                        $29,317          $13,800
    Accounts receivable, net                          37,148           39,183
    Income taxes receivable                            1,705              388
    Inventories                                       57,242           48,100
    Prepaid expenses and other assets                  1,491              820
    Deferred tax asset                                 1,091            1,091
                                                     -------          -------
      Total current assets                           127,994          103,382
                                                     -------          -------
  Property, plant and equipment, at cost              47,803           44,469
  Accumulated depreciation                           (18,567)         (13,834)
                                                      ------          -------
      Net property, plant and equipment               29,236           30,635
                                                      ------          -------
  Other assets, net                                      265              298
  Marketable securities                                9,354            9,508
  Goodwill, net                                       23,515           24,350
                                                      ------          -------
                                                    $190,364         $168,173
                                                     =======          =======
LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Current portion of long term debt and
     capital lease obligations                        $  207          $   239
    Accounts payable                                  40,296           24,352
    Accrued liabilities                                5,782            6,205
                                                      ------          -------
      Total current liabilities                       46,285           30,796

  Long term debt and capital lease
     obligations, less current portion                30,400           30,485
  Deferred income taxes                                1,682            1,893
  Shareholders' equity:
    Preferred shares, $0.10 par value;
      5,000,000 shares authorized,
      none issued                                          -                -
    Common shares, $0.10 par value;
      30,000,000 shares authorized;
      issued - 11,545,452 and 11,526,552,
      respectively; outstanding - 11,495,968
      and 11,477,068, respectively                     1,150            1,146
    Additional paid-in capital                        68,782           68,635
    Retained earnings                                 42,185           35,338
    Less treasury shares, at cost;
      49,484 shares                                     (120)            (120)
                                                     -------          -------
      Total shareholders' equity                     111,997          104,999
                                                     -------          -------
    Commitments and contingencies                   $190,364         $168,173
                                                    ========         ========

     See accompanying notes to condensed consolidated financial statements.

                  BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                    THREE MONTHS ENDED         SIX MONTHS ENDED
                                          JUNE 30,                 JUNE 30,
                                     ----------------        ------------------
                                      1997      1996          1997        1996
                                     ------    ------        -------     ------
Sales                               $78,156   $33,500       $153,879    $63,883
Cost of sales                        68,690    29,016        135,171     55,574
                                     ------    ------        -------     ------
      Gross profit                    9,466     4,484         18,708      8,309
Selling, general and
administrative expense                3,042     1,102          6,222      1,986
Amortization expense                    417         -            834          -
                                      -----     -----         ------     ------
      Income from operations          6,007     3,382         11,652      6,323
Interest income                         331         -            567         34
Interest expense                       (627)      (86)        (1,241)       (86)
Other income (expense)                   11        (3)            52          2
                                      -----     ------        ------     ------
      Income before income
       tax expense                    5,722     3,293         11,030      6,273
Income tax expense                    2,165     1,267          4,182      2,408
                                      -----     -----         ------     ------
      Net income                     $3,557    $2,026         $6,848     $3,865
                                      =====     =====         ======     ======
Earnings per common share             $0.30     $0.24         $ 0.58     $ 0.47
                                      =====     =====         ======     ======
Weighted average common and
  equivalent shares outstanding      11,944     8,320         11,852      8,288
                                     ======     =====         ======     ======

     See accompanying notes to condensed consolidated financial statements.

                  BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                           SIX MONTHS ENDED
                                                                JUNE 30,
                                                      -------------------------
                                                        1997              1996
                                                      -------            ------
Cash flows from operating activities:
  Net Income                                         $  6,848          $  3,865
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization expense             6,111             1,308
      Deferred income taxes                              (211)               96
      Gain on sale of property,
       plant and equipment                                (27)             --
      Tax benefit of employee
       stock options exercised                             31              --
      Amortization of premiums
       on marketable securities                           154              --
  Changes in operating assets and liabilities,
   net of effects from acquisition of business:
      Accounts receivable                               2,035            (3,362)
      Inventories                                      (9,142)          (10,789)
      Prepaid expenses and other current assets          (671)               51
      Accounts payable                                 15,944             5,629
      Accrued liabilities                                (423)              409
      Income taxes                                     (1,317)              305
                                                     --------          --------
          Net cash provided by (used in) operations    19,332            (2,488)
Cash flows from investing activities:                --------          --------
  Capital expenditures, net                            (3,817)           (5,034)
  Acquisition, net of cash acquired                      --                (413)
                                                     --------          --------
          Net cash used in investing activities        (3,817)           (5,447)
                                                     --------          --------
Cash flows from financing activities:
  Borrowings under revolving line of credit              --               5,000
  Proceeds from exercise of employee stock options        172               222
  Stock offering expenses                                 (52)             --
  Principal payments on long term debt and
   capital lease obligations                             (118)             --
                                                     --------          --------
          Net cash provided by financing activities         2             5,222
                                                     --------          --------
Net increase (decrease) in cash                        15,517            (2,713)
  Cash at beginning of year                            13,800             2,785
                                                     --------          --------
  Cash at June 30                                    $ 29,317          $     72
                                                     ========          ========
Supplemental disclosures of cash flow information:
  Income taxes paid                                  $  1,277          $  1,450
                                                     ========          ========
  Interest paid                                      $  5,222          $   --
                                                     ========          ========

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

NOTE 2 - EARNINGS PER COMMON SHARE

      Earnings per common and common equivalent share are computed by dividing net income by the weighted average number of common and common equivalent shares outstanding. For the purposes of this calculation, outstanding employee stock options are considered common equivalent shares. Fully diluted earnings per share are materially equivalent to primary earnings per share for all periods presented. Weighted average common and equivalent shares outstanding for the three months ended June 30, 1997 and 1996 were 11,943,184 and 8,319,134, respectively.

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

                 BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

      The Company has a $15,000,000, four-year revolving line of credit with a commercial bank which is available primarily to finance accounts receivable and inventory requirements. The Company is entitled to borrow under the line of credit up to the lesser of $15,000,000 or the sum of 80% of its eligible accounts receivable and 25% of its eligible inventories. Interest on the line of credit is payable quarterly and accrues, at the Company's option, at either the bank's prime rate or its Fixed Eurodollar Rate plus 0.625% to 1.75% per annum. A commitment fee of 0.17% per annum on the unused portion of the line of credit is payable quarterly in arrears. The line of credit agreement contains certain financial covenants and restricts the ability of the Company to incur additional debt without the consent of the bank and to pay dividends. The line of credit matures on July 31, 2000. As of June 30, 1997, the Company had no borrowings outstanding under this line of credit.

NOTE 4 - INVENTORIES

      Inventory costs are summarized as follows:

                                           JUNE 30,          DECEMBER 31,
                                             1997                1996
                                          ----------          ----------
                                          (UNAUDITED)

            Raw materials                $40,523,961         $31,670,562
            Work in process               16,718,059          16,429,776
                                          ----------          ----------
                                         $57,242,020         $48,100,338
                                          ==========          ==========
NOTE 5 - INCOME TAXES

      Income tax expense (benefit) consists of the following (unaudited):

                                                SIX MONTHS ENDED
                                                     JUNE 30,
                                            -------------------------
                                            1997                 1996
                                            ----                 ----
            Federal - Current           $3,848,853           $2,062,380
            State - Current                543,384              250,020
            Federal/State - Deferred      (210,666)              96,000
                                          --------             --------
                 Total                  $4,181,571           $2,408,400
                                        ==========           ==========

      Income tax expense differs from the amount computed by applying the U.S. federal statutory income tax rate to pretax income due to the impact of nondeductible amortization of goodwill, state income taxes, net of federal benefit and the benefit from the use of a foreign sales corporation.

NOTE 6 - NEW ACCOUNTING PRONOUNCEMENT

      In February 1997 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". SFAS No. 128 establishes a different method of computing earnings per share than is currently required under the provisions of Accounting Principles Board Opinion No. 15. SFAS No. 128 introduces the concept of basic earnings per share, which represents net income divided by the weighted average common shares outstanding - without the dilutive effects of common stock equivalents (options, warrants, etc.). SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. The Company plans to adopt SFAS No.

128 in its fiscal quarter ending December 31, 1997 and at that time all historical earnings per share data presented will be restated to conform to the provisions of SFAS No. 128.

NOTE 7 - SUBSEQUENT EVENT

      On July 28, 1997, the Board of Directors declared a two-for-one stock split effected in the form of a stock dividend payable on August 14, 1997, to shareholders of record as of August 7, 1997. Shareholders' equity has been restated to give retroactive recognition to the stock split in prior periods by reclassifying from additional paid-in capital to common stock the par value of the additional shares arising from the split. All share and per share data appearing in the consolidated financial statements and note thereto have been retroactively adjusted for the stock split.

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

      Substantially all of the Company's manufacturing services are provided on a turnkey basis, whereby the Company purchases customer-specified components from its extensive network of suppliers, assembles the components on finished printed circuit boards, performs post-production testing and provides the customer with production process and testing documentation. The Company offers its customers flexible, "just-in-time" delivery programs allowing product shipments to be closely coordinated with the customers' inventory requirements. In certain instances, the Company completes the assembly of its customers' products at the Company's facilities by integrating printed circuit board assemblies into other elements of the customers' products. The Company also provides manufacturing services on a consignment basis, whereby the Company, utilizing components provided by the customer, provides only assembly and post-production testing services. The Company operates a total of 31 surface mount production lines at its facilities in Angleton, Texas, Beaverton, Oregon, and Winona, Minnesota.

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

      The Company seeks to serve a sufficiently large number of customers to minimize dependence on any one customer or industry. This strategy was enhanced by the acquisition of EMD, as there was no customer overlap between the Company and EMD. Although historically a substantial percentage of the Company's sales have been to a small number of customers, by successfully undertaking the transition to serve a much larger and more diversified customer base, the Company has been able to reduce its dependence on certain significant customers and lessen the impact of a substantial reduction in business from one such customer. Nevertheless, during the six months ended June 30, 1997, the Company's three largest customers accounted for 52.7% of the Company's sales. Although the loss of a major customer could have an adverse effect on the Company, the Company does not believe that any such effect would be material unless the Company were unable to replace such customer's business. The Company's future sales are dependent on the success of its customers, some of which operate in businesses associated with rapid technological change, vigorous competition, short product life cycles and pricing and margin pressures. Additionally, certain of the industries served by the Company are subject to economic cycles and have in the past experienced, and are likely in the future to experience, recessionary periods. Developments adverse to the Company's major customers or their products could have an adverse effect on the Company.

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

      Completion of the acquisition of EMD on July 30, 1996 and the inclusion of EMD's operations in the Company's accounts subsequent to that date is responsible for a substantial portion of the variation in the results of the Company's operations (including the components thereof) for the three and six month periods ended June 30, 1997, as compared to the same periods during the prior year. The acquisition of EMD accounts for the increase in long term debt as compared to the same period in the prior year. The effects of the acquisition of EMD on the Company's financial condition as of June 30, 1997, and its reported results of operations for the three and six month periods then ended, should be considered when reviewing the financial information contained herein.

RESULTS OF OPERATIONS

      The following table sets forth for the periods indicated certain items in the Company's Condensed Consolidated Statements of Operations as a percentage of sales:

                                           THREE MONTHS ENDED   SIX MONTHS ENDED
                                                JUNE 30,            JUNE 30,
                                           ------------------    ---------------
                                              1997   1996         1997    1996
                                              ----   ----         ----    ----
Sales                                        100.0% 100.0%       100.0%  100.0%
Cost of sales                                 87.9   86.6         87.8    87.0
                                             -----  -----         ----    ----
      Gross profit                            12.1   13.4         12.2    13.0
Selling, general and administrative expense    3.9    3.3          4.0     3.1
Amortization of goodwill                       0.5    0.0          0.6     0.0
                                              -----  -----        -----   -----
      Income from operations                   7.7   10.1          7.6     9.9
Interest income                                0.4    0.0          0.4     0.1
Interest expense                              (0.8)  (0.3)        (0.8)   (0.1)
                                              ----- ------        -----   -----
      Income before income tax expense         7.3    9.8          7.2     9.9
Income tax expense                             2.8    3.8          2.7     3.8
                                              -----  -----        -----   -----
      Net income                               4.5%   6.0%         4.5%    6.1%
                                              =====  =====        =====   =====

      Sales for the second quarter of 1997 were approximately $78.2 million, a 133.4% increase from sales of approximately $33.5 million for the same quarter of 1996. Sales for the first six months of 1997 were approximately $153.9 million, a 140.8% increase from sales of $63.9 million for the same period of 1996. The increase in sales resulted from increased production volumes made possible by the acquisition of EMD and the expansion of the surface mount assembly capacity at the Company's Angleton, Texas facility, which was completed during the second quarter of 1996.

      Gross profit increased 111.1% to approximately $9.5 million in the second quarter of 1997 from approximately $4.5 million in the same quarter of 1996. Gross profit increased 125.2% to $18.7 million from $8.3 million for the first six months of 1997. Gross profit as a percentage of sales decreased from 13.4% for the second quarter of 1996 to 12.1% for the second quarter of 1997. Gross profit as a percentage of sales decreased from 13.0% for the first six months of 1996 to 12.2% for the first six months of 1997. The increase in gross profit was due primarily to higher sales volumes and normal changes in product mix and customer mix. The Company's gross margin reflects a number of factors, including product mix, the level of start up costs and efficiencies associated with new programs, capacity utilization of surface mount and other equipment, and pricing within the electronics industry. All of these factors are continually changing and are interrelated, making it impracticable to determine separately the effect of each factor. The decrease in gross profit as a percentage of sales during the three and six month periods ended June 30, 1997 as compared to the same period in 1996 was due primarily to changes in the product mix and the initiation of new programs.

      Selling, general and administrative expenses were $3.0 million in the second quarter, an increase of 176.0% from $1.1 million for the same quarter of 1996. Selling, general and administrative expenses were $6.2 million for the first six months of 1997, an increase of $213.3% from $2.0 for the same period of 1996. Selling, general and administrative expenses as a percentage of sales increased from 3.3% for the second quarter of 1996 to 3.9% for the second quarter of 1997. Selling, general and administrative expenses increased from 3.1% for the first six months of 1996 to 4.0% for the first six months of 1997. In order to satisfy the increased level of business activity and to continue the development and improvement of the systems and processes necessary to accommodate future growth, the Company has added management personnel. The increase in selling, general and administrative expenses during the three and six month periods of 1997 reflects these additional personnel and related departmental expenses, as well as the additional administrative expenses, such as travel and communication costs resulting from the acquisition of EMD and the inclusion of the EMD selling, general and administrative expenses. The Company anticipates selling, general and administrative expenses will continue to increase in nominal terms as the Company continues to build the internal management and support systems necessary to support higher revenue levels.

      The amortization of goodwill associated with the acquisition of EMD for the three and six month periods ended June 30, 1997 was $417,000, and $834,000, respectively.

      Interest expense for the three and six month periods ended June 30, 1997 was $627,000 and $1,241,000, respectively, which was incurred by the Company on the debt incurred in connection with the acquisition of EMD. Interest expense for the three and six month periods ended June 30, 1996 was $86,000.

      Interest income was approximately $331,000 and $567,000, respectively, for the three and six month periods ended June 30, 1997. Interest income for the three and six month periods ended June 30, 1996 was zero and $34,000, respectively. The increase is due to the investment by the Company of excess cash in interest bearing marketable securities and cash equivalents.

      Income tax expense in the second quarter of 1997 was $2,165,000, an increase of 70.9% from the same period in 1996. The increase is due to higher pre-tax income and nondeductible amortization of goodwill offset by the benefit from the use of a foreign sales corporation.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has financed its growth and operations through funds generated from operations, proceeds from the sale of its common stock and, during 1996, funds borrowed under its credit facilities. Prior to the second quarter of 1996 the Company had never borrowed any amounts under its available line of credit.

      Cash provided by operating activities was $19.3 million for the six months ended June 30, 1997. Cash provided by operations was primarily the result of increases in net income, depreciation and amortization, and accounts payable and decreases in accounts receivable offset by decreases in accrued liabilities and increases in inventories, income taxes receivable, and prepaid expenses and other current assets. The Company's accounts payable, and inventories have increased $15.9 million, and $9.1 million, respectively, during the first six months of 1997, reflecting the Company's increased sales during this period. The Company expects continued increases in accounts payable and inventories to support the anticipated growth in sales. The Company is continuing the practice of purchasing components only after customer orders are received, which mitigates, but does not eliminate, the risk of loss on inventories. Supplies of electronic components and other materials used in operations are subject to industry-wide shortages. In certain instances, suppliers may allocate available quantities to the Company. The Company has not experienced significant supply constraints in the past year nor does it expect to in the near future.

      Cash used in investing activities, consisting primarily of capital expenditures, was $3.8 million for the six months ended June 30, 1997. Capital expenditures were primarily concentrated in test equipment and computers.

      Cash provided by financing activities was $2,000 for the six months ended June 30, 1997.

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

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

      The Company is not currently a party to any material pending legal proceedings.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At the Annual Meeting of Shareholders held on May 20, 1997, the Company's nominees for directors to serve until the 1998 Annual Meeting of Shareholders were elected, KPMG Peat Marwick LLP was appointed as the independent auditors for the Company for the fiscal year ended December 31, 1997, and the Company's Restated Articles of Incorporation were amended to increase the number of authorized shares of common stock from 10 million to 30 million shares. With respect to the election of directors, the voting was as follows:

      NOMINEE                      FOR                  WITHHELD
      -------                      ---                  --------
John C. Custer                  3,608,162                195,560

Donald E. Nigbor                3,609,162                194,560

Steven A. Barton                3,609,162                194,560

Cary T. Fu                      3,609,162                194,560

Peter G. Dorflinger             3,608,162                195,560

Gerald W. Bodzy                 3,608,162                195,560

David H. Arnold                 3,609,162                194,560

With respect to the ratification of the appointment of KPMG Peat Marwick LLP as the independent auditors of the Company, the voting was as follows:

  FOR             AGAINST        ABSTAIN                NON-VOTE
  ---             -------        -------                --------
3,685,644           870           7,400                  109,808

With respect to the amendment of the Restated Articles of Incorporation of the Company, the voting was as follows:

  FOR             AGAINST        ABSTAIN                NON-VOTE
  ---             -------        -------                --------
3,133,380         651,189        19,153                    -0-

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits.

            27   -- Financial Data Schedule.

      (b)   Reports on Form 8-K.

            No reports on Form 8-K were filed during the three months ended June 30, 1997.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 12, 1997.

                                          BENCHMARK ELECTRONICS, INC.
                                            (Registrant)

                                          By: /s/ DONALD E. NIGBOR
                                              Donald E. Nigbor
                                              President
                                              (Principal Executive Officer)


                                          By: /s/ CARY T. FU
                                              Cary T. Fu
                                              Executive Vice President
                                              (Principal Financial Officer)

                                  EXHIBIT INDEX

    EXHIBIT
    NUMBER                         DESCRIPTION OF EXHIBIT
    ------                         ----------------------
      27    -- Financial Data Schedule.