Form 10-Q
period 1997-09-30
BENCHMARK ELECTRONICS INC
filed 1997-11-13
CIK 863436

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

      As of November 12, 1997 there were 11,546,768 shares of Common Stock, par value $0.10 per share, outstanding.

                        PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (AMOUNTS IN THOUSANDS)

                                                  SEPTEMBER 30,   DECEMBER 31,
                                                       1997          1996
                                                    ---------     ---------
                                                   (UNAUDITED)
ASSETS
  Current assets:
    Cash and cash equivalents ..................    $  20,620     $  13,800
    Accounts receivable, net ...................       39,771        39,183
    Income taxes receivable ....................         --             388
    Inventories ................................       64,485        48,100
    Prepaid expenses and other assets ..........        1,715           820
    Deferred tax asset .........................        1,091         1,091
                                                    ---------     ---------
      Total current assets .....................      127,682       103,382
                                                    ---------     ---------
  Property, plant and equipment, at cost .......       52,183        44,469
  Accumulated depreciation .....................      (20,820)      (13,834)
                                                    ---------     ---------
      Net property, plant and equipment ........       31,363        30,635
                                                    ---------     ---------
  Other assets, net ............................          257           298
  Marketable securities ........................       11,543         9,508
  Goodwill, net ................................       23,098        24,350
                                                    ---------     ---------
                                                    $ 193,943     $ 168,173
                                                    =========     =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long term debt and
      capital lease obligations ................    $     182     $     239
    Accounts payable ...........................       39,948        24,352
    Income taxes payable .......................           39          --
    Accrued liabilities ........................        5,712         6,205
                                                    ---------     ---------
      Total current liabilities ................       45,881        30,796

  Long term debt and capital lease
    obligations, less current portion ..........       30,365        30,485
  Deferred income taxes ........................        1,378         1,893
  Shareholders' equity:
    Preferred shares, $0.10 par value;
      5,000,000 shares authorized,
      none issued ..............................         --            --
    Common shares, $0.10 par value;
      30,000,000 shares authorized; issued
      - 11,570,852 and 11,526,552,
      respectively; outstanding -
      11,521,368 and 11,477,068,
      respectively .............................        1,152         1,146
    Additional paid-in capital .................       69,089        68,635
    Retained earnings ..........................       46,198        35,338
    Less treasury shares, at cost;
      49,484 shares ............................         (120)         (120)
                                                    ---------     ---------
      Total shareholders' equity ...............      116,319       104,999
                                                    ---------     ---------
    Commitments and contingencies ..............
                                                    $ 193,943     $ 168,173
                                                    =========     =========

    See accompanying notes to condensed consolidated financial statements.

                 BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

                                                                         THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                             SEPTEMBER 30,                    SEPTEMBER 30,
                                                                      -------------------------         ---------------------------
                                                                        1997             1996             1997             1996
                                                                      --------         --------         ---------         ---------
Sales ........................................................        $ 83,183         $ 62,304         $ 237,062         $ 126,187
Cost of sales ................................................          73,026           55,754           208,198           111,328
                                                                      --------         --------         ---------         ---------
      Gross profit ...........................................          10,157            6,550            28,864            14,859
Selling, general and administrative expense ..................           3,172            1,830             9,394             3,816
Amortization expense .........................................             417              293             1,252               293
                                                                      --------         --------         ---------         ---------
      Income from operations .................................           6,568            4,427            18,218            10,750
Interest income ..............................................             328               92               895               130
Interest expense .............................................            (616)            (621)           (1,857)             (708)
Other income (expense) .......................................              79               (6)              131                (7)
                                                                      --------         --------         ---------         ---------
      Income before income tax expense .......................           6,359            3,892            17,387            10,165
Income tax expense ...........................................           2,346            1,527             6,527             3,936
                                                                      --------         --------         ---------         ---------
      Net income .............................................        $  4,013         $  2,365         $  10,860         $   6,229
                                                                      ========         ========         =========         =========
Earnings per common share ....................................        $   0.33         $   0.26         $    0.90         $    0.72
                                                                      ========         ========         =========         =========
Weighted average common and equivalent
  shares outstanding .........................................          12,322            9,274            12,021             8,605
                                                                      ========         ========         =========         =========

    See accompanying notes to condensed consolidated financial statements.

                 BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (AMOUNTS IN THOUSANDS)
                                 (UNAUDITED)

                                                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                                                              -------------------------------
                                                                                                  1997              1996
                                                                                                --------          --------
Cash flows from operating activities:
  Net Income .............................................................................      $ 10,860          $  6,229
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization expense ..............................................         8,904             3,491
      Deferred income taxes ..............................................................          (515)               96
      (Gain) loss on sale of property, plant and equipment ...............................           (98)               97
      Tax benefit of employee stock options exercised ....................................           120              --
      Amortization of premiums on marketable securities ..................................           230              --
  Changes in operating assets and liabilities, net of effects from acquisition of business:
      Accounts receivable ................................................................          (588)           (6,122)
      Inventories ........................................................................       (16,385)           (2,528)
      Prepaid expenses and other current assets ..........................................          (895)               46
      Accounts payable ...................................................................        15,596             2,268
      Accrued liabilities ................................................................          (493)             (775)
      Income taxes .......................................................................           427               314
                                                                                                --------          --------
          Net cash provided by operations ................................................        17,163             3,116
                                                                                                --------          --------
Cash flows from investing activities:
  Capital expenditures, net ..............................................................        (8,234)           (6,080)
  Purchase of marketable securities ......................................................        (2,265)             --
  Acquisition, net of cash acquired ......................................................          --             (30,824)
  Other ..................................................................................            (7)               (2)
                                                                                                --------          --------
          Net cash used in investing activities...........................................       (10,506)          (36,906)
                                                                                                --------          --------
Cash flows from financing activities:
  Borrowings under revolving line of credit ..............................................          --               3,167
  Proceeds from exercise of employee stock options .......................................           392               358
  Stock offering expenses ................................................................           (52)              (13)
  Debt issuance costs ....................................................................          --                (291)
  Proceeds from issuance of long term debt ...............................................          --              30,000
  Principal payments on long term debt and capital lease obligations .....................          (177)              (38)
                                                                                                --------          --------
          Net cash provided by financing activities ......................................           163            33,183
                                                                                                --------          --------
Net increase (decrease) in cash ..........................................................         6,820              (607)
  Cash at beginning of year ..............................................................        13,800             2,785
                                                                                                --------          --------
  Cash at September 30 ...................................................................      $ 20,620          $  2,178
                                                                                                ========          ========
Supplemental disclosures of cash flow information:
  Income taxes paid ......................................................................      $  6,038          $  3,569
                                                                                                ========          ========
  Interest paid ..........................................................................      $  2,509          $    668
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

NOTE 2 - EARNINGS PER COMMON SHARE

      Earnings per common and common equivalent share are computed by dividing net income by the weighted average number of common and common equivalent shares outstanding. For the purposes of this calculation, outstanding employee stock options are considered common equivalent shares. Fully diluted earnings per share are materially equivalent to primary earnings per share for all periods presented. Weighted average common and equivalent shares outstanding for the three months ended September 30, 1997 and 1996 were 12,322,383 and 9,273,034, respectively.

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

                 BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

      The Company has a $15,000,000, four-year revolving line of credit with a commercial bank, which is available primarily to finance accounts receivable and inventory requirements. The Company is entitled to borrow under the line of credit up to the lesser of $15,000,000 or the sum of 80% of its eligible accounts receivable and 25% of its eligible inventories. Interest on the line of credit is payable quarterly and accrues, at the Company's option, at either the bank's prime rate or its Fixed Eurodollar Rate plus 0.625% to 1.75% per annum. A commitment fee of 0.17% per annum on the unused portion of the line of credit is payable quarterly in arrears. The line of credit agreement contains certain financial covenants and restricts the ability of the Company to incur additional debt without the consent of the bank and to pay dividends. The line of credit matures on July 31, 2000. As of September 30, 1997, the Company had no borrowings outstanding under this line of credit.

NOTE 4 - INVENTORIES

      Inventory costs are summarized as follows:

                                              SEPTEMBER 30,    DECEMBER 31,
                                                  1997            1996
                                              ------------     -----------
                                               (UNAUDITED)
Raw materials .............................   $ 47,141,082     $31,670,562
Work in process ...........................     17,344,268      16,429,776
                                              ------------     -----------
                                              $ 64,485,350     $48,100,338
                                              ============     ===========
NOTE 5 - INCOME TAXES

      Income tax expense (benefit) consists of the following (unaudited):

                                                   NINE MONTHS ENDED
                                                     SEPTEMBER 30,
                                              ----------------------------
                                                  1997            1996
                                              ------------     -----------
Federal - Current .........................   $  6,081,000     $ 3,269,000
State - Current ...........................        961,000         571,000
Federal/State - Deferred ..................       (515,000)         96,000
                                              ------------     -----------
     Total ................................   $  6,527,000     $ 3,936,000
                                              ============     ===========

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

NOTE 7 - STOCK SPLIT

      On July 28, 1997, the Board of Directors declared a two-for-one stock split effected in the form of a stock dividend payable on August 14, 1997, to shareholders of record as of August 7, 1997. Shareholders' equity has been restated to give retroactive recognition to the stock split in prior periods by reclassifying from additional paid-in capital to common stock the par value of the additional shares arising from the split. All share and per share data appearing in the consolidated financial statements and notes thereto have been retroactively adjusted for the stock split.

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

      The Company seeks to serve a sufficiently large number of customers to minimize dependence on any one customer or industry. This strategy was enhanced by the acquisition of EMD, as there was no customer overlap between the Company and EMD. Although historically a substantial percentage of the Company's sales have been to a small number of customers, by successfully undertaking the transition to serve a much larger and more diversified customer base, the Company has been able to reduce its dependence on certain significant customers and lessen the impact of a substantial reduction in business from one such customer. Nevertheless, during the nine months ended September 30, 1997, the Company's three largest customers accounted for 55% of the Company's sales. Although the loss of a major customer could have an adverse effect on the Company, the Company does not believe that any such effect would be material unless the Company were unable to replace such customer's business. The Company's future sales are dependent on the success of its customers, some of which operate in businesses associated with rapid technological change, vigorous competition, short product life cycles and pricing and margin pressures. Additionally, certain of the industries served by the Company are subject to economic cycles and have in the past experienced, and are likely in the future to experience, recessionary periods. Developments adverse to the Company's major customers or their products could have an adverse effect on the Company.

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


RESULTS OF OPERATIONS

      The following table sets forth for the periods indicated certain items in the Company's Condensed Consolidated Statements of Operations as a percentage of sales:
                                         THREE MONTHS ENDED  NINE MONTHS ENDED
                                             SEPTEMBER 30,     SEPTEMBER 30,
                                            --------------    --------------
                                             1997     1996     1997     1996
                                            -----    -----    -----    -----
Sales ..................................... 100.0%   100.0%   100.0%   100.0%
Cost of sales .............................  87.8     89.5     87.8     88.2
                                            -----    -----    -----    -----
      Gross profit ........................  12.2     10.5     12.2     11.8
Selling, general and administrative
  expense .................................   3.8      2.9      4.0      3.0
Amortization of goodwill ..................   0.5      0.5      0.5      0.2
                                            -----    -----    -----    -----
      Income from operations ..............   7.9      7.1      7.7      8.6
Interest income ...........................   0.4      0.1      0.4      0.1
Interest expense ..........................  (0.7)    (1.0)    (0.8)    (0.6)
                                            -----    -----    -----    -----
      Income before income tax expense ....   7.6      6.2      7.3      8.0
Income tax expense ........................   2.8      2.4      2.8      3.1
                                            -----    -----    -----    -----
      Net income ..........................   4.8%     3.8%     4.5%     4.9%
                                            =====    =====    =====    =====

      Sales for the third quarter of 1997 were approximately $83.2 million, a 33.5% increase from sales of approximately $62.3 million for the same quarter of 1996. Sales for the first nine months of 1997 were approximately $237.1 million, an 87.9% increase from sales of $126.2 million for the same period of 1996. The increase in sales resulted primarily from increased sales volume from existing customers, the addition of new customers and the acquisition of EMD on July 30, 1996.

      Gross profit increased 54.5% to approximately $10.2 million in the third quarter of 1997 from approximately $6.6 million in the same quarter of 1996. Gross profit increased 94.0% to $28.9 million from $14.9 million for the first nine months of 1996. Gross profit as a percentage of sales increased from 10.5% for the third quarter of 1996 to 12.2% for the third quarter of 1997. Gross profit as a percentage of sales increased from 11.8% for the first nine months of 1996 to 12.2% for the first nine months of 1997. The increase in gross profit was due primarily to higher sales volumes and normal changes in product mix and customer mix. The Company's gross margin reflects a number of factors, including product mix, the level of start up costs and efficiencies associated with new programs, capacity utilization of surface mount and other equipment, and pricing within the electronics industry. All of these factors are continually changing and are interrelated, making it impracticable to determine separately the effect of each factor. The increase in gross profit as a percentage of sales during the three and nine month periods ended September 30, 1997 as compared to the same period in 1996 was due primarily to changes in the product mix and the initiation of new programs.

      Selling, general and administrative expenses were $3.2 million in the third quarter, an increase of 77.8% from $1.8 million for the same quarter of 1996. Selling, general and administrative expenses were $9.4 million for the first nine months of 1997, an increase of $147.4% from $3.8 million for the same period of 1996. Selling, general and administrative expenses as a percentage of sales increased from 2.9% for the third quarter of 1996 to 3.8% for the third quarter of 1997. Selling, general and administrative expenses as a percentage of sales increased from 3.0% for the first nine months of 1996 to 4.0% for the first nine months of 1997. In order to satisfy the increased level of business activity and to continue the development and improvement of the systems and processes necessary to accommodate future growth, the Company has continued to add personnel. The increase in selling, general and administrative expenses during the three and nine month periods of 1997 reflects these additional personnel and related departmental expense, as well as the additional administrative expenses resulting from the inclusion of EMD in the full nine months of 1997. The Company anticipates selling, general and administrative expenses will continue to increase in nominal terms as the Company continues to build the internal management and support systems necessary to support higher revenue levels.

      The amortization of goodwill associated with the acquisition of EMD for the three and nine month periods ended September 30, 1997 was $417,000, and $1,252,000, respectively, compared to $293,000 for the same periods of 1996.

      Interest expense for the three and nine month periods ended September 30, 1997 was $616,000 and $1,857,000, respectively, which was incurred by the Company on the debt incurred in connection with the acquisition of EMD. Interest expense for the three and nine month periods ended September 30, 1996 was $621,000 and $708,000, respectively.

      Interest income was approximately $328,000 and $895,000, respectively, for the three and nine month periods ended September 30, 1997. Interest income for the three and nine month periods ended September 30, 1996 was $92,000 and $130,000, respectively. The increase is due to the investment by the Company of available cash in interest bearing marketable securities and cash equivalents.

      Income tax expense in the third quarter of 1997 was $2,346,000, an increase of 53.6% from the same period in 1996. The increase is due to higher pre-tax income and nondeductible amortization of goodwill offset by the benefit from the use of a foreign sales corporation.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has financed its growth and operations through funds generated from operations, proceeds from the sale of its common stock and, during 1996, funds borrowed under its credit facilities. Prior to the second quarter of 1996 the Company had never borrowed any amounts under its available line of credit.

      Cash provided by operating activities was $17.2 million for the nine months ended September 30, 1997. Cash provided by operations was primarily the result of increases in net income, depreciation and amortization, and accounts payable offset by decreases in accrued liabilities and increases in inventories, accounts receivable, and prepaid expenses and other current assets. The Company's accounts payable, and inventories have increased $15.6 million, and $16.4 million, respectively, during the first nine months of 1997, reflecting the Company's increased sales during this period. The Company expects continued increases in accounts payable and inventories to support the anticipated growth in sales. The Company is continuing the practice of purchasing components only after customer orders are received, which mitigates, but does not eliminate, the risk of loss on inventories. Supplies of electronic components and other materials used in operations are subject to industry-wide shortages. In certain instances, suppliers may allocate available quantities to the Company. The Company has not experienced significant supply constraints in the past year nor does it expect to in the near future.

      Cash used in investing activities, consisting primarily of capital expenditures, was $10.5 million for the nine months ended September 30, 1997. Capital expenditures were primarily concentrated in test equipment and computers.

      Cash provided by financing activities was $163,000 for the nine months ended September 30, 1997.

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


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

            27    Financial Data Schedule.

     (b) Reports on Form 8-K.

            No reports on Form 8-K were filed during the three months ended September 30, 1997.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 13, 1997.


                                          BENCHMARK ELECTRONICS, INC.
                                            (Registrant)

                                          By: /s/ DONALD E. NIGBOR
                                          Donald E. Nigbor
                                          President
                                          (Principal Executive Officer)

                                          By: /s/ CARY T. FU
                                          Cary T. Fu
                                          Executive Vice President
                                          (Principal Financial Officer)

                                EXHIBIT INDEX

    EXHIBIT
    NUMBER                         DESCRIPTION OF EXHIBIT
    ------                         ----------------------
      27    Financial Data Schedule.