Form 10-K
period 1997-12-31
BENCHMARK ELECTRONICS INC
filed 1998-03-31
CIK 863436

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)
  [X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR
  [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM _______ TO _________

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

                                 ---------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                     NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                         ON WHICH REGISTERED
          -------------------                         -------------------
Common Stock, par value $0.10 per share            New York Stock Exchange, Inc.

    SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

                            ---------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      As of March 27, 1998, the number of outstanding shares of Common Stock was 11,576,768. As of such date, the aggregate market value of the shares of Common Stock held by non-affiliates, based on the closing price of the Common Stock on the New York Stock Exchange on such date, was approximately $250.8 million.

                  DOCUMENTS INCORPORATED BY REFERENCE:

(1) Portions of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1997 (Part II Items 5-8 and Part IV Item 14(a)(1)).

(2) Portions of the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders (Part III, Items 10-13).

                                TABLE OF CONTENTS

                                                                                                      PAGE
                                     PART I
ITEM 1. Business ....................................................................................   1
ITEM 2. Properties ..................................................................................   7
ITEM 3. Legal Proceedings ...........................................................................   7
ITEM 4. Submission of Matters to a Vote of Security Holders .........................................   7

                                  PART II

ITEM 5. Market for Registrant's Common Equity and Related Shareholder Matters .......................   7
ITEM 6. Selected Financial Data .....................................................................   7
ITEM 7. Management's  Discussion and Analysis of Financial Condition and Results of Operations ......   7
ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk..................................   7
ITEM 8. Financial Statements and Supplementary Data .................................................   7
ITEM 9. Changes in and Disagreements  with Accountants on Accounting and
        Financial Disclosure ........................................................................   7

                                 PART III

ITEM 10. Directors and Executive Officers of the Registrant .........................................   7
ITEM 11. Executive Compensation .....................................................................   8

ITEM 12. Security Ownership of Certain Beneficial Owners and Management 8

ITEM 13. Certain Relationships and Related Transactions .............................................   8

                                     PART IV

ITEM 14. Exhibits,  Financial  Statement  Schedules,  and  Reports on Form 8-K ......................   8

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

      In July, 1996, the Company acquired all of the outstanding common stock of EMD Technologies, Inc. ("EMD"), an independent provider of contract manufacturing and product design services for OEMs in industries comparable to those targeted by the Company. EMD's manufacturing services focus on manufacturing complex printed circuit board assemblies, operating 16 surface mount production lines at its Winona, Minnesota facilities. EMD's product design services include the complete design and development of electronics products and mechanical packages, from conceptual design of circuit boards to configuring subsystems and enclosures.

ACQUISITION OF LOCKHEED COMMERCIAL ELECTRONICS COMPANY

        On February 23, 1998, the Company acquired all of the outstanding stock of Lockheed Commercial Electronics Company ("LCEC") for $70 million in cash, The Company financed $40 million of the purchase price through borrowings under a five-year term loan with a commercial bank. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations" for a description of the term loan. The purchase price is subject to a post-closing adjustment based on the net working capital of LCEC at the time of closing. LCEC is one of New England's largest electronics manufacturing services companies, providing a broad range of services including printed circuit board assembly and test, system assembly and test, prototyping, depot repair, materials procurement, and engineering support services. The addition of LCEC's manufacuring facility is expected to improve the Company's ability to serve existing customer's in the Northeast and Europe. Since there was no overlap in customers, the aquisition has also broadened the Company's customer base.

THE CONTRACT ELECTRONICS MANUFACTURING INDUSTRY

      The basis for the development of the contract manufacturing industry in recent years has been the increasing reliance by OEMs on contract manufacturing specialists such as the Company for the manufacture of printed circuit board assemblies. As a result of outsourcing manufacturing services, the contract manufacturing industry in the United States grew at a compound annual rate of 20% from 1990 through 1997, according to the Institute for Interconnecting and Packaging Electronic Circuits ("IPC"). The IPC estimated the size of the United States contract manufacturing industry for 1996 in terms of sales to be $13.5 billion. The Company expects the trend toward outsourcing to continue and to result in continued growth in the contract manufacturing industry. A 1995 IPC study forecast that the contract manufacturing industry would grow at an approximate compound annual rate of 20% through 2000 as OEMs continue to outsource their manufacturing requirements and look to contract manufacturers to provide additional services. Some of the advantages OEMs receive as a result of outsourcing are:

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

      PURSUE OPPORTUNITIES FOR GROWTH. The Company is committed to pursuing opportunities to grow its operations through acquiring additional facilities or businesses and achieving additional operating efficiencies in the Company's existing operations.

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

      The Company provides design-for-manufacturability engineering services for products it manufactures. With respect to product design, the Company provides the complete design and development of new electronic products and mechanical packages, as well as the redesign, surface mount conversion and printed circuit board layout of existing products. The Company also provides test process design capabilities that include the design and development of test fixtures and procedures and software for both in-circuit tests and functional tests of circuit boards, components and products.

      The Company's component procurement services for turnkey projects consist of planning, purchasing, expediting, inspecting, warehousing and financing the components required to manufacture printed circuit board assemblies. OEMs increasingly have required manufacturers to purchase all or some components directly from component manufacturers or distributors and to warehouse and finance the components. See "--Suppliers."

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

MARKETING AND CUSTOMERS

      To better implement its service-intensive business strategy, the Company markets its services to existing and potential customers through its direct sales force, independent marketing representatives and its executive officers. The Company's sales force consists of seven in-house salesmen and two independent marketing representatives, through which the Company continues to aggressively market the enhanced service capabilities of the Benchmark Design Center located in Winona, Minnesota. Four of the seven in-house salesmen are based at the Winona, Minnesota facility, with two based at the Angleton, Texas facility and one based at the Beaverton, Oregon facility.

      The Company seeks to serve a sufficiently large number of customers to minimize dependence on any one customer or industry. Although historically a substantial percentage of the Company's sales have been to a small number of customers, by expanding and diversifying its customer base, the Company has been able to reduce its dependence on certain significant customers and lessen the impact of a substantial reduction in business from one such customer. Nevertheless, during 1997, the Company's three largest customers accounted for approximately 37%, 13% and 6%, respectively, of the Company's sales. Although the loss of a major customer could have an adverse effect on the Company, the Company does not believe that any such effect would be material unless the Company were unable to replace such customer's business. See Note 9 of Notes to Consolidated Financial Statements.

      The Company targets customers in five industries and seeks to maintain a balance in its sales to those industries. The following table sets forth the percentages of the Company's sales to each of the five industries for 1995, 1996 and 1997.

                                        1995        1996        1997
                                        ----------------------------
Medical Devices ......................   14%         18%        17%
Telecommunications ...................   18          26         21
Computer Systems .....................   29          25         39
Tests and Instrumentation ............   22          15         11
Industrial Controls ..................   17          16         12

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

BACKLOG

      The Company's backlog was approximately $302 million at December 31, 1997, compared to $230 million at December 31, 1996 and $117 million at December 31, 1995. Backlog consists of customer orders that are expected to be filled within twelve months. Because orders generally may be rescheduled or cancelled by the payment of cancellation charges and because the Company's customers update their orders at different intervals and provide orders to be filled over different periods, the Company's backlog does not necessarily provide an accurate measure of the timing or amount of future sales.

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

EMPLOYEES

      As of December 31, 1997, the Company had 1,644 employees, of whom 1,185 were engaged in manufacturing and operations, 241 in materials control and procurement, 84 in design and development, 58 in marketing and sales, and 76 in administration. None of the Company's employees is subject to a collective bargaining agreement. Management believes that the Company's relationship with its employees is satisfactory.

EXPORT SALES

      In 1997 and 1996, the Company had export sales of approximately $86 million and $29 million, respectively, to Europe from the Company's United States operations. There were no export sales in 1995.

YEAR 2000

      The Company recognizes that it must ensure that its products and operations will not be adversely impacted by Year 2000 software failures which can arise in time-sensitive software applications which utilize a field of two digits to define the applicable year. In such applications, a date using "00" as the year may be recognized as the year 1900 rather than the year 2000. Many of the Company's business and operating systems are currently Year 2000 compliant, and therefore, the Company is undertaking additional research and development efforts to address those systems, which are not currently Year 2000 compliant. In addition, the Company is in the process of selecting and installing an Enterprise Resource Planning System, which will be Year 2000, compliant. The Company is planning to complete all necessary Year 2000 upgrades of its major systems in 1999, and is currently identifying and developing conversion strategies for its remaining systems that may be impacted by the Year 2000 issue. The Company currently does not have an overall estimate of the costs associated with the purchase and implementation of the new Enterprise Resource Planning System. The costs of this software will be capitalized and amortized over the estimated useful life of the software, and costs associated with the preliminary project stage and post-implementation stage will be expensed as incurred. The Year 2000 component of this system can not be readily segregated from the total cost of the company-wide Enterprise Resource Planning System implementation.

ITEM 2.  PROPERTIES

      The Company's executive offices and one of its manufacturing facilities are located in an approximately 109,000 square foot facility on 18.9 acres of land owned by the Company in Angleton, Texas, where the Company has 11 surface mount manufacturing lines. The Company also leases an approximately 52,000 square foot facility in Beaverton, Oregon, where the Company has two surface mount production lines. The Company's facilities in Winona, Minnesota comprise five leased buildings with total square footage of approximately 137,000 and a 64,000 square foot building that the Company owns. For the primary leased facilities in Winona, the Company has long-term leases with three-year purchase options. The Winona facilities include manufacturing facilities with 16 surface mount production lines and warehouse facilities. The Company's Angleton and Beaverton facilities are certified under ISO-9002, and the Winona facilities are certified under ISO-9001. The Company believes that its properties are and will be sufficient to conduct the Company's operations for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

      The Company is not currently a party to any material litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

      The information on page 30 of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1997 (the "1997 Annual Report") is incorporated herein by reference in response to this item.

ITEM 6.  SELECTED FINANCIAL DATA

      The information on page 31 of the 1997 Annual Report is incorporated herein by reference in response to this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The information on pages 9 to 14 of the 1997 Annual Report is incorporated herein by reference in response to this item.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not applicable to the Company's 1997 Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information on pages 15 to 29 of the 1997 Annual Report is incorporated herein by reference in response to this item.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.
                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information under the captions "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders (the "1998 Proxy Statement") is incorporated herein by reference in response to this item.

ITEM 11.  EXECUTIVE COMPENSATION

      The information under the caption "Executive Compensation and Other Matters" in the 1998 Proxy Statement is incorporated herein by reference in response to this item.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information under the caption "Common Stock Ownership of Certain Beneficial Owners and Management" in the 1998 Proxy Statement is incorporated herein by reference in response to this item.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information under the caption "Certain Transactions" in the 1998 Proxy Statement is incorporated herein by reference in response to this item.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)  Financial  Statements,  Financial  Statement  Schedules,  and
Exhibits

1.  FINANCIAL STATEMENTS OF THE COMPANY

      Reference is made to the Financial Statements, the reports thereon, the notes thereto and supplementary data commencing at page 15 of the 1997 Annual Report, which financial statements, reports, notes and data are incorporated herein by reference in response to this item. Set forth below is a list of such Financial Statements:

      Consolidated Financial Statements of the Company

      Independent Auditors' Report

      Consolidated Balance Sheets as of December 31, 1997 and 1996

      Consolidated Statements of Income for the years ended December 31, 1997, 1996 and 1995

      Consolidated Statements of Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995

      Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995

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

EXHIBIT
NUMBER                                    DESCRIPTION

2.1 -- Purchase Agreement dated as of January 22, 1998 by and between the Company and Lockheed Martin Corporation (incorporated herein by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated February 23, 1998).


2.2 -- Agreement and Plan of Merger dated as of March 27, 1996 by and among the Company, Electronics Acquisition, Inc., EMD Technologies, Inc., David H. Arnold and Daniel M. Rukavina (incorporated herein by reference to Exhibit 2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

2.3   --  Amendment No. 1 to Agreement and Plan of Merger dated as of April
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

10.9 -- Credit Agreement dated as of February 23, 1998 by and between the Company and Chase Bank of Texas, N.A. (incorporated herein by reference to Exhibit 99 to the Company's Current Report on Form 8-K dated March 10, 1998).

10.10 -- Lease Agreement dated July 30, 1996 by and among David H. Arnold, Muriel M. Arnold, Daniel M. Rukavina, Patricia A. Rukavina and EMD Associates, Inc., as amended by Amendment to Lease dated July 30, 1996 (incorporated herein by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
          1996).

10.11 --  Lease Agreement dated December 15, 1992 by and among David H.
          Arnold, Muriel M. Arnold, Daniel M. Rukavina, Patricia A. Rukavina and EMD Associates, Inc., as amended by Amendment to Lease dated January 1, 1994, Amendment to Lease dated December 15, 1995, and Amendment to Lease dated July 30, 1996 (incorporated herein by reference to Exhibit
          10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

13*   --  Benchmark Electronics, Inc. Annual Report to Shareholders for the
          fiscal year ended December 31, 1997.

21*   --  Subsidiaries of Benchmark Electronics, Inc.

23*   --  Consent of Independent Auditors concerning incorporation by reference in the Company's Registration Statement on Form S-8 (Registration No. 33-61660, No. 333-26805 and No. 333-28997).

27.1*   --  Financial Data Schedule.

27.2* --  Financial Data Schedule

27.3* --  Financial Data Schedule

      (b)  Reports on Form 8-K

The Company did not file any Current Reports on Form 8-K during the fourth quarter of 1997.

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

                                            Date: March 31, 1998

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.


        NAME                     POSITION                   DATE

                                 Chairman of the
_________________________      Board of Directors     __________________
   John C. Custer

                             Director and President
/s/ Donald E. Nigbor     (principal executive officer)  March 31, 1998
  Donald E. Nigbor

__________________________   Director and Executive    __________________
  Stephen A. Barton           Vice President


                         Director and Executive
   /s/ Cary T. Fu        Vice President (principal     March 31, 1998
     Cary T. Fu          financial and accounting
                         officer)

/s/Peter G. Dorflinger       Director                 March 31, 1998
 Peter G. Dorflinger

/s/ Gerald W. Bodzy          Director                 March 31, 1998
   Gerald W. Bodzy

_______________________      Director                 ___________________
   David H. Arnold

                                  EXHIBIT INDEX


      Each exhibit marked with an asterisk is filed with this Annual Report on Form 10-K.

EXHIBIT
NUMBER                                    DESCRIPTION

2.1 -- Purchase Agreement dated as of January 22, 1998 by and between the Company and Lockheed Martin Corporation (incorporated herein by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated February 23, 1998).


2.2 -- Agreement and Plan of Merger dated as of March 27, 1996 by and among the Company, Electronics Acquisition, Inc., EMD Technologies, Inc., David H. Arnold and Daniel M. Rukavina (incorporated herein by reference to Exhibit 2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

2.3   --  Amendment No. 1 to Agreement and Plan of Merger dated as of April
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

10.9 -- Credit Agreement dated as of February 23, 1998 by and between the Company and Chase Bank of Texas, N.A. (incorporated herein by reference to Exhibit 99 to the Company's Current Report on Form 8-K dated March 10, 1998).

10.10 -- Lease Agreement dated July 30, 1996 by and among David H. Arnold, Muriel M. Arnold, Daniel M. Rukavina, Patricia A. Rukavina and EMD Associates, Inc., as amended by Amendment to Lease dated July 30, 1996 (incorporated herein by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
          1996).

10.11 --  Lease Agreement dated December 15, 1992 by and among David H.
          Arnold, Muriel M. Arnold, Daniel M. Rukavina, Patricia A. Rukavina and EMD Associates, Inc., as amended by Amendment to Lease dated January 1, 1994, Amendment to Lease dated December 15, 1995, and Amendment to Lease dated July 30, 1996 (incorporated herein by reference to Exhibit
          10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

13*   --  Benchmark Electronics, Inc. Annual Report to Shareholders for the
          fiscal year ended December 31, 1997.

21*   --  Subsidiaries of Benchmark Electronics, Inc.

23*   --  Consent of Independent Auditors concerning incorporation by reference in the Company's Registration Statement on Form S-8 (Registration No. 33-61660).

27.1* --  Financial Data Schedule.

27.2* --  Financial Data Schedule.

27.3* --  Financial Data Schedule.
                                       13