Form 10-Q
period 1998-03-31
BENCHMARK ELECTRONICS INC
filed 1998-05-15
CIK 863436

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

                                  Yes X No

      As of May 14, 1998 there were 11,580,368 shares of Common Stock, par value $0.10 per share, outstanding.

                        PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (AMOUNTS IN THOUSANDS)

                                                MARCH 31,    DECEMBER 31,
                                                  1998           1997
                                                  ----           ----
                                               (UNAUDITED)

ASSETS
  Current assets:
    Cash and cash equivalents                   $5,695          $21,029
    Accounts receivable, net                    72,472           39,772
    Income taxes receivable                          -              314
    Inventories                                 88,185           61,134
    Prepaid expenses and other assets            1,564            1,545
    Deferred tax asset                           4,011            1,359
                                                ------          -------
      Total current assets                      171,927         125,153
                                                -------         -------

  Property, plant and equipment, at cost        72,125           54,061
  Accumulated depreciation                      (25,792)        (23,245)
      Net property, plant and equipment         46,333           30,816
                                                ------          -------

  Other assets, net                                604              241
  Marketable securities                              -           11,431
  Goodwill, net                                 51,598           22,681
                                                ------          -------
                                               $270,462        $190,322
                                                ======          =======
LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Current portion of long term debt           $8,139          $   155
    Accounts payable                            61,335           31,694
    Income taxes payable                         1,703                -
    Accrued liabilities                          8,217            5,425
                                                ------          -------
      Total current liabilities                 79,394           37,274

 Long term debt, less current portion           62,294           30,330
  Deferred income taxes                          4,107            1,846
  Shareholders' equity:
    Preferred shares, $0.10 par value;
      5,000,000 shares authorized,
      none issued                                    -                -
    Common shares, $0.10 par value;
      30,000,000 shares authorized;
      issued - 11,626,252 and
      11,623,252, respectively;
      outstanding - 11,576,768 and
      11,573,768, respectively                   1,158            1,157
    Additional paid-in capital                  69,460           69,408
    Retained earnings                           54,169           50,427
    Less treasury shares, at cost;
      49,484 shares                               (120)            (120)
                                                ------          -------
      Total shareholders' equity                124,667         120,872
    Commitments and contingencies               ------          -------
                                              $270,462         $190,322
                                                ======          =======

    See accompanying notes to condensed consolidated financial statements.

                 BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                                        ---------
                                                      1998        1997
                                                    ------       ------
Sales                                             $108,046      $75,724
Cost of sales                                       97,141       66,482
                                                    ------       ------
      Gross profit                                  10,905        9,242
Selling, general and administrative expense          3,526        3,180
Amortization expense                                   585          417
                                                    ------       ------
      Income from operations                         6,794        5,645
Interest income                                        168          236
Interest expense                                      (902)        (614)
Other income (expense)                                  47           41
                                                    ------       ------
      Income before income tax expense               6,107        5,308
Income tax expense                                   2,365        2,017
                                                    ------       ------
      Net income                                   $ 3,742     $  3,291
                                                    ======       ======

Earnings per share:
      Basic                                          $0.32       $ 0.29
      Diluted                                        $0.31       $ 0.28
                                                      ====         ====
Weighted average number of shares outstanding:
      Basic                                         11,575       11,476
      Diluted                                       12,263       11,752
                                                    ======       ======

    See accompanying notes to condensed consolidated financial statements.

                 BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (AMOUNTS IN THOUSANDS)
                                 (UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                   ----------------
                                                                     1998      1997
                                                                   ------    ------
Cash flows from operating activities:
  Net Income                                                       $3,742    $3,291
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization expense                         3,435     3,008
      Deferred income taxes                                           320      (118)
      Gain on sale of property, plant and equipment                    (7)      (26)
      Tax benefit of employee stock options exercised                  20        13
      Amortization of premiums on marketable securities                46        74
  Changes in operating assets and liabilities, net of effects from acquisition of business:
      Accounts receivable                                          (7,890)     (922)
      Inventories                                                  (3,536)     (956)
      Prepaid expenses and other assets                                 7      (887)
      Accounts payable                                              8,919     3,626
      Accrued liabilities                                            (304)   (1,095)
      Income taxes                                                  2,017     1,898
                                                                   ------    ------
          Net cash provided by operations                           6,769     7,906
                                                                   ------    ------
Cash flows from investing activities:
  Capital expenditures, net                                        (2,433)   (1,343)
  Redemption of marketable securities                              11,385         -
  Acquisition, net of cash acquired                               (70,646)        -
                                                                   -------   ------
          Net cash used in investing activities                   (61,694)   (1,343)
Cash flows from financing activities:
  Proceeds from exercise of employee stock options                     33        63
  Stock offering expenses                                               -       (52)
  Debt issuance costs                                                (390)        -
  Proceeds from issuance of long term debt                         40,000         -
  Principal payments on long term debt                                (52)      (58)
                                                                   ------    ------
          Net cash provided by (used in) financing activities      39,591       (47)
Net increase (decrease) in cash                                   (15,334)    6,516
  Cash at beginning of year                                        21,029    13,800
                                                                   ------    ------
  Cash at March 31                                                 $5,695   $20,316
                                                                   ======   =======

Supplemental disclosures of cash flow information:
  Income taxes paid                                                $    9     $ 224
                                                                   ======     =====
  Interest paid                                                    $1,217    $1,261
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

      The condensed consolidated financial statements included herein have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all normal and recurring adjustments which in the opinion of management are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

NOTE 2 - EARNINGS PER SHARE

      Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding stock options to purchase common stock. Incremental shares of 688,305 and 275,906 in 1998 and 1997, respectively, were used in the calculation of diluted earnings per share. Options to purchase 147,000 shares of common stock in 1998 were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common stock.

NOTE 3 - INDEBTEDNESS

      In order to finance a portion of the cash consideration for the acquisition of EMD Technologies, Inc. (EMD) on July 30, 1996, the Company issued a $30 million, 8.02% Senior Note due 2006 (the Senior Note) to Northwestern Mutual Life Insurance Company. The Senior Note is unsecured and guaranteed by each of the Company's United States subsidiaries. Principal on the Senior Note is payable in annual installments of $5.0 million beginning July 31, 2001 with a final installment on the unpaid principal amount due July 31, 2006. Interest on the Senior Note is payable semi-annually on January 31st and July 31st. The purchase agreement relating to the Senior Note (the Purchase Agreement) includes customary affirmative and negative covenants and restricts the ability of the Company to incur additional debt and to pay dividends. Upon any prepayment of all or a portion of the Senior Note, the Company is obligated to pay the holder a premium on the amount prepaid. The Purchase Agreement contains a provision that in the event of a change of control (defined generally to mean the acquisition by a person or group (as defined in the Securities Exchange Act of 1934, as amended, and the rules and regulations thereunder) of beneficial ownership of more than 50% of the total voting power of the outstanding voting stock of the Company), the Company must offer to repurchase the Senior Note at par plus any prepayment penalty.

      In connection with the acquisition of Lockheed Commercial Electronics Company (LCEC) on February 23, 1998, the Company obtained $40 million through borrowings under a five-year term loan (the Term Loan) with a commercial bank. Principal on the Term Loan is payable in quarterly installments of $2.0 million beginning June 30, 1998 with a final installment of the unpaid principal amount due March 31, 2003. The Term Loan bears interest, at the Company's option, at either the bank's Eurodollar rate plus .625% to 1.375% or its prime rate, and interest is payable quarterly. The margin on the Eurodollar rate fluctuates with the Company's ratio of debt to earnings before interest, taxes, depreciation and amortization (EBITDA). The Term Loan includes customary affirmative and negative covenants and restricts the Company's ability to incur additional indebtedness and to pay dividends.

      The Company has a $25 million revolving line of credit with a commercial bank. The Company is entitled to borrow under the line of credit up to the lesser of $25 million or the sum of 75% of its eligible accounts receivable and 25% of its eligible inventories. Interest on the line of credit is payable quarterly, at the Company's option, at either the bank's Eurodollar rate plus
 .625% to 1.375% or its prime rate. A commitment fee of 0.25% per annum on the unused portion of the line of credit is payable quarterly in arrears. The line of credit agreement contains certain financial covenants and restricts the ability of the Company to incur additional debt without the consent of the bank and to pay dividends. The line of credit matures on March 31, 2003. As of March 31, 1998, the Company had no borrowings outstanding under this line of credit.

NOTE 4 - INVENTORIES

      Inventory costs are summarized as follows:

                                           MARCH 31,        DECEMBER 31,
                                             1998               1997
                                             ----               ----
                                          (UNAUDITED)

            Raw materials                $59,215,416         $41,837,205
            Work in process               28,969,526          19,296,758
                                          ----------          ----------
                                         $88,184,942         $61,133,963

NOTE 5 - INCOME TAXES

      Income tax expense (benefit) consists of the following (unaudited):
                                              THREE MONTHS ENDED
                                                   MARCH 31,
                                            1998                 1997
                                            ----                 ----

            Federal - Current             $1,860,200           $1,909,248
            State - Current                  185,245              226,047
            Federal/State - Deferred         320,000             (118,217)
                                            --------             ---------
                 Total                    $2,365,445           $2,017,078
                                          ==========           ==========

      Income tax expense differs from the amount computed by applying the U.S. federal statutory income tax rate to pretax income due to the impact of nondeductible amortization of goodwill, state income taxes, net of federal benefit and the benefit from the use of a foreign sales corporation and non-taxable interest earned on municipal investments.

NOTE 6 - NEW ACCOUNTING PRONOUNCEMENTS

      In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company currently does not have any items that would require additional presentation of Comprehensive Income and operates in a single business segment. Accordingly, adoption of these standards as of January 1, 1998 did not effect the Company's consolidated financial statements.

NOTE 7 - STOCK SPLIT

      In July 1997, the Board of Directors approved a two-for-one stock split effected in the form of a stock dividend effective for shareholders of record as of August 7, 1997. Shareholders' equity has been restated to give retroactive recognition to the stock split in prior periods by reclassifying from additional paid-in capital to common stock the par value of the additional shares arising from the split. All share and per share data appearing in the consolidated financial statements and notes thereto have been retroactively adjusted for the stock split.

NOTE 8 - ACQUISITION

      On February 23, 1998, the Company completed its acquisition of LCEC for $70.6 million in cash. LCEC, situated in Hudson, New Hampshire, is one of New England's largest electronics manufacturing services companies, providing a broad range of services including printed circuit board assembly and test, system assembly and test, prototyping, depot repair, materials procurement, and engineering support services. The transaction was accounted for under the purchase method of accounting, and, accordingly, the results of operations of LCEC since February 23, 1998 have been included in the accompanying condensed consolidated statement of operations. The acquisition resulted in goodwill of approximately $29.5 million which will be amortized on a straight-line basis over 15 years.

      The net purchase price was allocated as follows:

         Working capital, other than cash              $30,575,000
         Property, plant and equipment                  15,905,000
         Goodwill                                       29,503,000
         Other liabilities                              (3,096,000)
         Deferred income taxes                          (2,241,000)
                                                         ----------
            Purchase price, net of cash received       $70,646,000

      The following summary pro forma condensed consolidated financial information reflects the acquisition as if it had occurred on January 1, 1997 for purposes of the statements of operations. The summary pro forma information is not necessarily representative of what the Company's results of operations would have been had the acquisition in fact had occurred on January 1, 1997 and is not intended to project the Company's results of operations for any future period or date.

      Pro forma condensed consolidated financial information for the periods ended March 31, 1998 and 1997 (unaudited):
                                                      THREE MONTHS ENDED
                                                          MARCH 31,
                                                     1998           1997
                                                     ----           ----

Net sales                                       $132,316,000    $150,728,000
Gross profit                                      $9,285,000     $11,600,000
Income from operations                            $3,082,000      $5,119,000
Net income                                        $1,168,000      $2,509,000
Earnings per common share:
  Basic                                                $0.10           $0.22
  Diluted                                              $0.10           $0.21
Weighted average number of shares outstanding:
  Basic                                           11,575,000      11,476,000
  Diluted                                         12,263,000      11,752,000


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

      Substantially all of the Company's manufacturing services are provided on a turnkey basis, whereby the Company purchases customer-specified components from its extensive network of suppliers, assembles the components on finished printed circuit boards, performs post-production testing and provides the customer with production process and testing documentation. The Company offers its customers flexible, "just-in-time" delivery programs allowing product shipments to be closely coordinated with the customers' inventory requirements. In certain instances, the Company completes the assembly of its customers' products at the Company's facilities by integrating printed circuit board assemblies into other elements of the customers' products. The Company also provides manufacturing services on a consignment basis, whereby the Company, utilizing components provided by the customer, provides only assembly and post-production testing services. The Company operates a total of 45 surface mount production lines at its facilities in Angleton, Texas, Beaverton, Oregon, Hudson, New Hampshire and Winona, Minnesota.

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

      The Company seeks to serve a sufficiently large number of customers to minimize dependence on any one customer or industry. This strategy was enhanced by the acquisition of LCEC, as there was no customer overlap between the Company and LCEC. Although historically a substantial percentage of the Company's sales have been to a small number of customers, by successfully undertaking the transition to serve a much larger and more diversified customer base, the Company has been able to reduce its dependence on certain significant customers and lessen the impact of a substantial reduction in business from one such customer. Nevertheless, during the three months ended March 31, 1998, the Company's three largest customers accounted for 53% of the Company's sales. On a pro forma basis for the quarter ended March 31, 1998, the three largest customers of the Company and LCEC accounted for 53% of sales. Although the loss of a major customer could have an adverse effect on the Company, the Company does not believe that any such effect would be material unless the Company were unable to replace such customer's business. The Company's future sales are dependent on the success of its customers, some of which operate in businesses associated with rapid technological change, vigorous competition, short product life cycles and pricing and margin pressures. Additionally, certain of the industries served by the Company are subject to economic cycles and have in the past experienced, and are likely in the future to experience, recessionary periods. Developments adverse to the Company's major customers or their products could have an adverse effect on the Company.

      The acquisition of LCEC represents a significant expansion in the scope of the Company's operations, and the integration and consolidation of LCEC into the Company has and will require substantial management, financial and other resources. During the integration process, the financial performance of the Company will be subject to the risks commonly associated with the acquisition of businesses, including the impact of expenses incurred in connection with an acquisition and the potential disruptions associated with the integration of businesses. The integration process may place a significant strain on the Company's management, production, technical, financial and other resources, and may pose a risk with respect to production, customer service and market share.

      The Company's future success is dependent upon its ability to effectively integrate LCEC into the Company, including its ability to implement potentially available marketing and cost saving opportunities, some of which may involve operational changes. There can be no assurance as to the timing or amount of any marketing opportunities or cost savings that may be realized as the result of operational changes implemented during the integration process. Further, there can be no assurance that the Company will not experience difficulties with customers, personnel and business prospects or that the combination of the Company and LCEC will be successful.

      The following discussion should be read in conjunction with the unaudited financial statements of the Company included elsewhere in this report.

ACQUISITION

      On February 23, 1998, the Company completed its acquisition of LCEC for $70.6 million in cash. LCEC, situated in Hudson, New Hampshire, is one of New England's largest electronics manufacturing services companies, providing a broad range of services including printed circuit board assembly and test, system assembly and test, prototyping, depot repair, materials procurement, and engineering support services. The transaction was accounted for under the purchase method of accounting, and, accordingly, the results of operations of LCEC since February 23, 1998 have been included in the accompanying condensed consolidated statement of operations. The acquisition resulted in goodwill of approximately $29.5 million which will be amortized on a straight-line basis over 15 years. See Note 8 of Notes to Condensed Consolidated Financial Statements.

      In connection with the acquisition of LCEC, the Company obtained $40 million through borrowings under a five-year Term Loan with a commercial bank. See Note 3 of Notes to Condensed Consolidated Financial Statements and "Liquidity and Capital Resources".

      Completion of the acquisition of LCEC on February 23, 1998 and the inclusion of LCEC's operations in the Company's accounts subsequent to that date is responsible for a substantial portion of the variation in the results of the Company's operations (including components thereof) for the three months ended March 31, 1998, as compared to the same period during the prior year. The effects of the acquisition of LCEC on the Company's financial condition as of March 31, 1998, and its reported results of operations for the three months then ended, should be considered when reviewing the financial information contained herein.

RESULTS OF OPERATIONS

      The following table sets forth for the periods indicated certain items in the Company's Condensed Consolidated Statements of Operations as a percentage of sales:

                                             THREE MONTHS ENDED
                                                  MARCH 31,
                                              1998        1997

Sales                                        100.0%      100.0%
Cost of sales                                 89.9        87.8
                                             -----       -----
      Gross profit                            10.1        12.2
Selling, general and administrative expense    3.3         4.2
Amortization of goodwill                       0.5         0.6
                                             -----      ------
      Income from operations                   6.3         7.4
Interest income                                0.2         0.4
Interest expense                              (0.8)       (0.8)
                                             -----      ------
      Income before income tax expense         5.7         7.0
Income tax expense                             2.2         2.7
      Net income                               3.5%        4.3%
                                             =====       =====

      Sales for the first quarter of 1998 were approximately $108.0 million, a 42.7% increase from sales of approximately $75.7 million for the same quarter of 1997. Approximately $23.0 million of the sales increase was attributable to the acquisition of LCEC. The increase in sales also resulted from increased sales volume from existing customers, and the addition of new customers.

      Gross profit increased 18.0% to approximately $10.9 million in the first quarter of 1998 from approximately $9.2 million in the same quarter of 1997. Gross profit as a percentage of sales decreased from 12.2% for the first quarter of 1997 to 10.1% for the first quarter of 1998. The increase in gross profit was due primarily to higher sales volumes and normal changes in product mix and customer mix. The Company's gross margin reflects a number of factors, including product mix, the level of start up costs and efficiencies associated with new programs, capacity utilization of surface mount and other equipment, and pricing within the electronics industry. All of these factors are continually changing and are interrelated, making it impracticable to determine separately the effect of each factor. The decrease in gross profit as a percentage of sales during the quarter ended March 31, 1998 as compared to the same period in 1997 was due to lower margins on LCEC programs and changes in the product mix and the initiation of new programs.

      Selling, general and administrative expenses were $3.5 million in the first quarter, an increase of 10.9% from $3.2 million for the same quarter of 1997. Selling, general and administrative expenses as a percentage of sales decreased from 4.2% for the first quarter of 1997 to 3.3% for the first quarter of 1998. In order to satisfy the increased level of business activity and to continue the development and improvement of the systems and processes necessary to accommodate future growth, the Company has continued to add personnel. The increase in selling, general and administrative expenses during the three month period of 1998 reflects these additional personnel and related departmental expense, as well as the additional administrative expenses resulting from the inclusion of LCEC in 1998. The Company anticipates selling, general and administrative expenses will continue to increase in nominal terms as the Company continues to build the internal management and support systems necessary to support higher revenue levels.

      The amortization of goodwill for the three month period ended March 31, 1998 was $585,000 compared to $417,000 for the same period of 1997. The increase is due to the acquisition of LCEC on February 23, 1998.

      Interest expense for the three month periods ended March 31, 1998 and 1997 was $902,000 and $614,000, respectively. The increase is due to the additional debt incurred in connection with the acquisition of LCEC on February 23, 1998.

      Interest income was approximately $168,000 and $236,000, respectively, for the three month periods ended March 31, 1998 and 1997. The decrease is due to the decrease in available cash and cash equivalents and marketable securities as a result of the acquisition of LCEC on February 23, 1998.

      Income tax expense of $2,365,000 represented an effective tax rate of 38.7% for the quarter ended March 31, 1998, compared to 38.0% for the same period in 1997. The increase is due to nondeductible amortization of goodwill partially offset by the benefit from the use of a foreign sales corporation and non-taxable interest earned on municipal investments.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has financed its growth and operations through funds generated from operations, proceeds from the sale of its common stock and funds borrowed under its credit facilities. Prior to the second quarter of 1996 the Company had never borrowed any amounts under its available line of credit.

      Cash provided by operating activities was $6.8 million for the three months ended March 31, 1998. Cash provided by operations was primarily the result of increases in net income, depreciation and amortization, accounts payable, and income taxes payable offset by increases in inventories, and accounts receivable. The Company's accounts payable, accounts receivables, and inventories have increased $8.9 million, $7.9 million, and $3.5 million (net of effects from acquisition of LCEC), respectively, during the first three months of 1998, reflecting the Company's increased sales and backlog during this period. The Company expects continued increases in accounts payable and inventories to support the anticipated growth in sales. The Company is continuing the practice of purchasing components only after customer orders are received, which mitigates, but does not eliminate, the risk of loss on inventories. Supplies of electronic components and other materials used in operations are subject to industry-wide shortages. In certain instances, suppliers may allocate available quantities to the Company that may not meet Company requirements. The Company has not experienced significant supply constraints in the recent past nor does it expect to in the near future.

      Cash used in investing activities was $61.7 million for the three months ended March 31, 1998. On February 23, 1998, the Company completed the acquisition of LCEC for approximately $70.6 million in cash. See Note 8 of Notes to Condensed Consolidated Financial Statements. Capital expenditures of $2.4 million for the three months ended March 31, 1998 were primarily concentrated in test equipment. In connection with the acquisition of LCEC, the Company redeemed $11.3 million in marketable securities during the three months ended March 31, 1998.

      Cash provided by financing activities was $39.6 million for the three months ended March 31, 1998. In connection with the acquisition of LCEC on February 23, 1998, the Company obtained $40 million through borrowings under the Term Loan. Principal on the Term Loan is payable in quarterly installments of $2.0 million beginning June 30, 1998 with a final installment of the unpaid principal amount due March 31, 2003. The Term Loan bears interest, at the Company's option, at either the bank's Eurodollar rate plus .625% to 1.375% or its prime rate, and interest is payable quarterly. The margin on the Eurodollar rate fluctuates with the Company's ratio of debt to EBITDA. The Term Loan includes customary affirmative and negative covenants and restricts the Company's ability to incur additional indebtedness and to pay dividends.

      The Company has a $25 million revolving line of credit with a commercial bank. The Company is entitled to borrow under the line of credit up to the lesser of $25 million or the sum of 75% of its eligible accounts receivable and 25% of its eligible inventories. Interest on the line of credit is payable quarterly, at the Company's option, at either the bank's Eurodollar rate plus
 .625% to 1.375% or its prime rate. A commitment fee of 0.25% per annum on the unused portion of the line of credit is payable quarterly in arrears. The line of credit agreement contains certain financial covenants and restricts the ability of the Company to incur additional debt without the consent of the bank and to pay dividends. The line of credit matures on March 31, 2003. As of March 31, 1998, the Company had no borrowings outstanding under this line of credit.

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

      The Company may require additional capital to finance further enhancements to or acquisitions or expansions of its manufacturing capacity. Management believes that the level of working capital will continue to grow at a rate generally consistent with the growth of the Company's operations. Although no assurance can be given that future financing will be available on terms acceptable to the Company, the Company may seek additional funds from time to time through public or private debt or equity offerings or through bank borrowings to the extent permitted by its existing debt agreements. Management believes that the existing cash balances, funds generated from operations, and borrowings under the Company's credit facility will be sufficient to permit the Company to meet its liquidity requirements in 1998 and for the foreseeable future.

      The Company does not hold or issue derivative financial instruments in the normal course of business. Inflation and changing prices have not significantly affected the Company's operating results or the markets in which the Company performs services.

      The Company recognizes that it must ensure that its products and operations will not be adversely impacted by Year 2000 software failures which can arise in date-sensitive software applications which utilize a field of two digits rather than four to define a specific year. Absent corrective actions, date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions to various activities and operations.

      Many of the Company's business and operating systems are currently Year 2000 compliant, and the Company initiated research and development efforts during 1997 to address those systems which are not currently Year 2000 compliant. In addition, the Company is in the process of selecting and installing an Enterprise Resource Planning System which will be Year 2000 compliant. The Company is planning to complete all necessary Year 2000 upgrades of its major systems in 1999, and is currently identifying and developing conversion strategies for its remaining systems that may be impacted by the Year 2000 issue.

      The Company currently does not have an overall estimate of the costs associated with the purchase and implementation of the new Enterprise Resource Planning System. The costs of this software will be capitalized and amortized over the estimated useful life of the software, and costs associated with the preliminary project stage and post-implementation stage will be expensed as incurred. The year 2000 component of this system can not be readily segregated from the total cost of the company-wide Enterprise Resource Planning System implementation. The total cost to the Company of achieving Year 2000 compliant systems is not expected to be material to the Company's operations, financial condition or liquidity.


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

                         PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (a)Exhibits.

             2.1 Purchase Agreement dated as of January 22, 1998 by and between the Company and Lockheed Martin Corporation (incorporated herein by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated February 23, 1998).

            10.1 Credit Agreement dated as of February 23, 1998 by and between the Company and Chase Bank of Texas, N.A. (incorporated by reference to Exhibit 99 to the Company's Current Report on Form 8-K dated February 23, 1998).

            27.1  Financial Data Schedule.

            27.2  Financial Data Schedule.

      (b)   Reports on Form 8-K.

            The Company filed a Current Report on Form 8-K dated February 23, 1998, as amended by Form 8-KA filed on March 30, 1998, with the Securities and Exchange Commission during the quarter ended March 31, 1998 which Report reported the Company's acquisition of LCEC and includes certain historical financial statements of LCEC and certain pro forma financial statements of the Company giving effect to the acquisition of LCEC.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 15, 1998.


                                          BENCHMARK ELECTRONICS, INC.
                                            (Registrant)


                                          By: /s/ DONALD E. NIGBOR
                                          Donald E. Nigbor
                                          President
                                          (Principal Executive Officer)


                                          By: /s/ CARY T. FU
                                          Cary T. Fu
                                          Executive Vice President
                                          (Principal Financial Officer)

                                EXHIBIT INDEX

    EXHIBIT
    NUMBER                         DESCRIPTION OF EXHIBIT

       2.1 Purchase Agreement dated as of January 22, 1998 by and between the Company and Lockheed Martin Corporation (incorporated herein by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated February 23, 1998).

      10.1 Credit Agreement dated as of February 23, 1998 by and between the Company and Chase Bank of Texas, N.A. (incorporated by reference to
            Exhibit 99 to the Company's Current Report on Form 8-K dated February 23, 1998).

      27.1  Financial Data Schedule.

      27.2  Financial Data Schedule.