Form 10-Q
period 1998-06-30
BENCHMARK ELECTRONICS INC
filed 1998-08-14
CIK 863436

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998 COMMISSION FILE NUMBER: 1-10560


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

                                 Yes X   No_____

      As of August 13, 1998 there were 11,603,318 shares of Common Stock, par value $0.10 per share, outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                         JUNE 30,   DECEMBER 31,
                                                           1998         1997
                                                        ---------   -----------
                                                       (UNAUDITED)

ASSETS
  Current assets:
    Cash and cash equivalents ......................    $   8,985     $  21,029
    Accounts receivable, net .......................       62,830        39,772
    Income taxes receivable ........................        1,290           314
    Inventories ....................................       76,401        61,134
    Prepaid expenses and other assets ..............        1,428         1,545
    Deferred tax asset .............................        3,382         1,359
                                                        ---------     ---------
      Total current assets .........................      154,316       125,153
                                                        ---------     ---------

  Property, plant and equipment, at cost ...........       74,229        54,061
  Accumulated depreciation .........................      (29,465)      (23,245)
                                                        ---------     ---------
      Net property, plant and equipment ............       44,764        30,816
                                                        ---------     ---------

  Other assets, net ................................          571           241
  Marketable securities ............................         --          11,431
  Goodwill, net ....................................       50,726        22,681
                                                        ---------     ---------

                                                        $ 250,377     $ 190,322
                                                        =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Current portion of long term debt ..............    $   8,154     $     155
    Accounts payable ...............................       42,405        31,694
    Accrued liabilities ............................        9,047         5,425
                                                        ---------     ---------
      Total current liabilities ....................       59,606        37,274

  Long term debt, less current portion .............       58,246        30,330
  Deferred income taxes ............................        4,027         1,846
  Shareholders' equity:
    Preferred shares, $0.10 par value;
      5,000,000 shares authorized,
      none issued ..................................         --            --
    Common shares, $0.10 par value;
      30,000,000 shares authorized; issued -
      11,632,802 and 11,623,252, respectively;
      outstanding - 11,583,318 and 11,573,768,
      respectively .................................        1,158         1,157
    Additional paid-in capital .....................       69,555        69,408
    Retained earnings ..............................       57,905        50,427
    Less treasury shares, at cost; 49,484
      shares .......................................         (120)         (120)
                                                        ---------     ---------
      Total shareholders' equity ...................      128,498       120,872
    Commitments and contingencies
                                                        ---------     ---------
                                                        $ 250,377     $ 190,322
                                                        =========     =========

     See accompanying notes to condensed consolidated financial statements.

                  BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                THREE MONTHS ENDED         SIX MONTHS ENDED
                                                      JUNE 30,                 JUNE 30,
                                               ----------------------    ----------------------
                                                  1998        1997          1998         1997
                                               ---------    ---------    ---------    ---------
Sales ......................................   $ 132,636    $  78,156    $ 240,682    $ 153,879
Cost of sales ..............................     119,955       68,690      217,096      135,171
                                               ---------    ---------    ---------    ---------
      Gross profit .........................      12,681        9,466       23,586       18,708
Selling, general and administrative
 expense ...................................       4,465        3,042        7,991        6,222
Amortization expense .......................         906          417        1,492          834
                                               ---------    ---------    ---------    ---------
      Income from operations ...............       7,310        6,007       14,103       11,652
Interest income ............................          55          331          223          567
Interest expense ...........................      (1,286)        (627)      (2,188)      (1,241)
Other income (expense) .....................          12           11           61           52
                                               ---------    ---------    ---------    ---------
      Income before income tax expense             6,091        5,722       12,199       11,030
Income tax expense .........................       2,356        2,165        4,721        4,182
                                               ---------    ---------    ---------    ---------
      Net income ...........................   $   3,735    $   3,557    $   7,478    $   6,848
                                               =========    =========    =========    =========

Earnings per common share:
      Basic ................................   $    0.32    $    0.31    $    0.65    $    0.60
                                               =========    =========    =========    =========
      Diluted ..............................   $    0.31    $    0.30    $    0.61    $    0.58
                                               =========    =========    =========    =========
Weighted average number of common
 shares outstanding:
      Basic ................................      11,581       11,489       11,578       11,485
                                               =========    =========    =========    =========
      Diluted ..............................      12,120       11,943       12,217       11,852
                                               =========    =========    =========    =========

     See accompanying notes to condensed consolidated financial statements.

                  BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                             SIX MONTHS ENDED
                                                                  JUNE 30,
                                                           --------------------
                                                              1998        1997
                                                           --------    --------

Cash flows from operating activities:
  Net income ...........................................   $  7,478    $  6,848
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization expense ............      8,074       6,111
      Deferred income taxes ............................        869        (211)
      (Gain) loss on sale of property, plant and
       equipment .......................................          4         (27)
      Tax benefit of employee stock options exercised ..         34          31
      Amortization of premiums on marketable securities          46         154
  Changes in operating assets and liabilities, net of
    effects from acquisition of business:
      Accounts receivable ..............................      1,752       2,035
      Inventories ......................................      8,248      (9,142)
      Prepaid expenses and other assets ................        142        (671)
      Accounts payable .................................    (10,011)     15,944
      Accrued liabilities ..............................        526        (423)
      Income taxes .....................................       (976)     (1,317)
                                                           --------    --------
          Net cash provided by operations ..............     16,186      19,332
                                                           --------    --------
Cash flows from investing activities:
  Capital expenditures, net ............................     (4,574)     (3,817)
  Redemption of marketable securities ..................     11,385        --
  Acquisition, net of cash acquired ....................    (70,680)       --
                                                           --------    --------
          Net cash used in investing activities ........    (63,869)     (3,817)
                                                           --------    --------
Cash flows from financing activities:
  Debt issuance costs ..................................       (390)       --
  Proceeds from issuance of long term debt .............     40,000        --
  Proceeds from exercise of employee stock options .....        114         172
  Stock offering expenses ..............................       --           (52)
  Principal payments on long term debt .................     (4,085)       (118)
                                                           --------    --------
          Net cash provided by financing activities ....     35,639           2
                                                           --------    --------
Net increase (decrease) in cash ........................    (12,044)     15,517
  Cash at beginning of year ............................     21,029      13,800
                                                           --------    --------
  Cash at June 30 ......................................   $  8,985    $ 29,317
                                                           ========    ========

Supplemental disclosures of cash flow information:
  Income taxes paid ....................................   $  4,793    $  5,222
                                                           ========    ========
  Interest paid ........................................   $  1,501    $  1,277
                                                           ========    ========

     See accompanying notes to condensed consolidated financial statements.

                  BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

NOTE 2 - EARNINGS PER SHARE

      Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding stock options to purchase common stock. Incremental shares of 639,499 and 366,810 for the six months ended June 30, 1998 and 1997, respectively, and 538,637 and 454,504 for the three months ended June 30, 1998 and 1997, respectively, were used in the calculation of diluted earnings per share. Options to purchase 372,000 and 147,000 shares of common stock for three and six-month periods ended June 30, 1998, respectively, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common stock.

NOTE 3 - INDEBTEDNESS

      In order to finance a portion of the cash consideration for the acquisition of EMD Technologies, Inc. (EMD) on July 30, 1996, the Company issued a $30 million, 8.02% Senior Note due 2006 (the Senior Note) to Northwestern Mutual Life Insurance Company. The Senior Note is unsecured and guaranteed by each of the Company's United States subsidiaries. Principal on the Senior Note is payable in annual installments of $5.0 million beginning July 31, 2001 with a final installment on the unpaid principal amount due July 31, 2006. Interest on the Senior Note is payable semi-annually on January 31 and July 31. The purchase agreement relating to the Senior Note (the Purchase Agreement) includes customary affirmative and negative covenants and restricts the ability of the Company to incur additional debt and to pay dividends. Upon any prepayment of all or a portion of the Senior Note, the Company is obligated to pay the holder a premium on the amount prepaid. The Purchase Agreement contains a provision that in the event of a change of control (defined generally to mean the acquisition by a person or group (as defined in the Securities Exchange Act of 1934, as amended, and the rules and regulations thereunder) of beneficial ownership of more than 50% of the total voting power of the outstanding voting stock of the Company), the Company must offer to repurchase the Senior Note at par plus any prepayment penalty. As of June 30, 1998, the Company had $30 million outstanding under the Senior Note.

      In connection with the acquisition of Lockheed Commercial Electronics Company (LCEC) on February 23, 1998, the Company obtained $40 million through borrowings under a five-year term loan (the Term Loan) with a commercial bank. Principal on the Term Loan is payable in quarterly installments of $2.0 million beginning June 30, 1998 with a final installment of the unpaid principal amount due March 31, 2003. The Term Loan bears interest, at the Company's option, at either the bank's Eurodollar rate plus .625% to 1.375% or its prime rate, and interest is payable quarterly. The margin on the Eurodollar rate fluctuates with the Company's ratio of debt to earnings before interest, taxes, depreciation and amortization (EBITDA). The Term Loan includes customary affirmative and negative covenants and restricts the Company's ability to incur additional indebtedness and to pay dividends. As of June 30, 1998, the Company had $36 million outstanding under the Term Loan.

      The Company has a $25 million revolving line of credit with a commercial bank. The Company is entitled to borrow under the line of credit up to the lesser of $25 million or the sum of 75% of its eligible accounts receivable and 25% of its eligible inventories. Interest on the line of credit is payable quarterly, at the Company's option, at either the bank's Eurodollar rate plus
 .625% to 1.375% or its prime rate. A commitment fee of 0.25% per annum on the unused portion of the line of credit is payable quarterly in arrears. The line of credit agreement contains certain financial covenants and restricts the ability of the Company to incur additional debt without the consent of the bank and to pay dividends. The line of credit matures on March 31, 2003. As of June 30, 1998, the Company had no borrowings outstanding under this line of credit.

NOTE 4 - INVENTORIES

      Inventory costs are summarized as follows:

                                          JUNE 30,          DECEMBER 31,
                                            1998                1997
                                        -----------         -----------

            Raw materials               $51,838,348         $41,837,205
            Work in process              24,563,002          19,296,758
                                        -----------         -----------
                                        $76,401,350         $61,133,963

NOTE 5 - INCOME TAXES

      Income tax expense (benefit) consists of the following:

                                               SIX MONTHS ENDED
                                                   JUNE 30,
                                            1998                 1997
                                        ----------           ----------

            Federal - Current           $3,406,014           $3,848,853
            State - Current                445,605              543,384
            Federal/State - Deferred       869,000             (210,666)
                                        ----------           ----------
                 Total                  $4,720,619           $4,181,571
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

NOTE 6 - NEW ACCOUNTING PRONOUNCEMENTS

      In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company currently does not have any items that would require additional presentation of Comprehensive Income and operates in a single business segment. Accordingly, adoption of these standards as of January 1, 1998 did not affect the Company's consolidated financial statements.

NOTE 7 - STOCK SPLIT

      In July 1997, the Board of Directors approved a two-for-one stock split effected in the form of a stock dividend payable to shareholders of record as of August 7, 1997. Shareholders' equity has been restated to give retroactive recognition to the stock split in prior periods by reclassifying from additional paid-in capital to common stock the par value of the additional shares arising from the split. All share and per share data appearing in the consolidated financial statements and notes thereto have been retroactively adjusted for the stock split.

NOTE 8 - ACQUISITION

      On February 23, 1998, the Company completed its acquisition of LCEC for $70.7 million in cash. LCEC, situated in Hudson, New Hampshire, is one of New England's largest electronics manufacturing services companies, providing a broad range of services including printed circuit board assembly and test, system assembly and test, prototyping, depot repair, materials procurement, and engineering support services. The transaction was accounted for under the purchase method of accounting, and, accordingly, the results of operations of LCEC since February 23, 1998 have been included in the accompanying condensed consolidated statement of operations. The acquisition resulted in goodwill of approximately $29.5 million that will be amortized on a straight-line basis over 15 years.

      The net purchase price was allocated as follows:

         Working capital, other than cash               $30,575,000
         Property, plant and equipment                   15,905,000
         Goodwill                                        29,537,000
         Other liabilities                               (3,096,000)
         Deferred income taxes                           (2,241,000)
                                                        -----------
            Purchase price, net of cash received        $70,680,000

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

      Pro forma condensed consolidated financial information for the periods ended June 30, 1998 and 1997 (unaudited):
                                                         SIX MONTHS ENDED
                                                              JUNE 30,
                                                         1998           1997
                                                     ------------   ------------

Net sales ........................................   $264,952,000   $305,010,000
Gross profit .....................................   $ 21,966,000   $ 25,135,000
Income from operations ...........................   $ 10,387,000   $ 12,419,000
Net income .......................................   $  4,900,000   $  6,125,000
Earnings per common share:
  Basic ..........................................   $       0.42   $       0.53
  Diluted ........................................   $       0.40   $       0.52
Weighted average number of shares outstanding:
  Basic ..........................................     11,578,000     11,485,000
  Diluted ........................................     12,217,000     11,852,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements regarding future financial condition and results of operations and the Company's business operations. The words "expect," "estimate," "anticipate," "predict," and similar expressions are intended to identify forward-looking statements. Such statements involve risks, uncertainties and assumptions. Important factors that could cause actual results to differ materially from those indicated include factors noted in conjunction with the forward looking statements and the following additional factors: the ability of the Company successfully to integrate the operations of LCEC; the Company's reliance on a relatively few customers; the effect on the Company's results of operations of reduced purchases by certain customers during 1998; the absence of long term sales contracts; the Company's dependence on the growth of the medical device, communications equipment, industrial and business computer, testing instrumentation and industrial controls industries, all of which are characterized by rapid technological change; changes in the availability of customer specified components; the Company's dependence on certain key executives; and competition from other providers of contract manufacturing services. Should one or more of these or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

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

      A substantial percentage of the Company's sales historically have been made to a relatively small number of customers. However, the Company continues to seek to reduce its dependence on any one customer or industry by diversifying and expanding its customer base, with the view to reducing the impact of a substantial reduction in business from any one customer or industry. This strategy was advanced by the acquisition of LCEC, as there was no customer overlap between the Company and LCEC. Nevertheless, during the six months ended June 30, 1998, the Company's three largest customers accounted for 53% of the Company's sales. On a pro forma basis for the six months ended June 30, 1998, the three largest customers of the Company and LCEC accounted for 54% of sales. Although the loss of a major customer could have an adverse effect on the Company, the Company does not believe that any such effect would be material unless the Company were unable to replace such customer's business. The Company's future sales are dependent on the success of its customers, some of which operate in businesses associated with rapid technological change, vigorous competition, short product life cycles and pricing and margin pressures. Additionally, certain of the industries served by the Company are subject to economic cycles and have in the past experienced, and are likely in the future to experience, recessionary periods. Developments adverse to the Company's major customers or their products could have an adverse effect on the Company.

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

ACQUISITION

      On February 23, 1998, the Company completed its acquisition of LCEC for $70.7 million in cash. LCEC, situated in Hudson, New Hampshire, is one of New England's largest electronics manufacturing services companies, providing a broad range of services including printed circuit board assembly and test, system assembly and test, prototyping, depot repair, materials procurement, and engineering support services. The transaction was accounted for under the purchase method of accounting, and, accordingly, the results of operations of LCEC since February 23, 1998 have been included in the accompanying condensed consolidated statement of operations. The acquisition resulted in goodwill of approximately $29.5 million that will be amortized on a straight-line basis over 15 years. See Note 8 of Notes to Condensed Consolidated Financial Statements.

      In connection with the acquisition of LCEC, the Company obtained $40 million through borrowings under a five-year Term Loan with a commercial bank. See Note 3 of Notes to Condensed Consolidated Financial Statements and "Liquidity and Capital Resources".

      Completion of the acquisition of LCEC on February 23, 1998 and the inclusion of LCEC's operations in the Company's accounts subsequent to that date is responsible for a substantial portion of the variation in the results of the Company's operations (including components thereof) for the six months ended June 30, 1998, as compared to the same period during the prior year. The effects of the acquisition of LCEC on the Company's financial condition as of June 30, 1998, and its reported results of operations for the six months then ended, should be considered when reviewing the financial information contained herein.

RESULTS OF OPERATIONS

      The following table sets forth for the periods indicated certain items in the Company's Condensed Consolidated Statements of Operations as a percentage of sales:

                                          THREE MONTHS ENDED  SIX MONTHS ENDED
                                               JUNE 30,            JUNE 30,
                                               --------            --------
                                            1998      1997     1998       1997
                                           -----     -----     -----     -----
Sales ..................................   100.0%    100.0%    100.0%    100.0%
Cost of sales ..........................    90.4      87.9      90.2      87.8
                                           -----     -----     -----     -----
      Gross profit .....................     9.6      12.1       9.8      12.2
Selling, general and administrative
  expense ..............................     3.4       3.9       3.3       4.0
Amortization of goodwill ...............     0.7       0.5       0.6       0.6
                                           -----     -----     -----     -----
      Income from operations ...........     5.5       7.7       5.9       7.6
Interest income ........................     0.0       0.4       0.1       0.4
Interest expense .......................    (0.9)     (0.8)     (0.9)     (0.8)
                                           -----     -----     -----     -----
      Income before income tax
       expense .........................     4.6       7.3       5.1       7.2
Income tax expense .....................     1.8       2.8       2.0       2.7
                                           -----     -----     -----     -----
      Net income .......................     2.8%      4.5%      3.1%      4.5%
                                           =====     =====     =====     =====

      Sales for the second quarter of 1998 were approximately $132.6 million, a 69.6% increase from sales of approximately $78.2 million for the same quarter of 1997. Sales for the first six months of 1998 were approximately $240.7 million, a 56.4% increase from sales of $153.9 million for the same period of 1997. Approximately $78.8 million of the sales increase during the six-month period was attributable to the acquisition of LCEC. The increase in sales also resulted from increased sales volume from existing customers, and the addition of new customers. The Company has received indications from several customers in the high end computer and test and instruments segments of the business that their purchases for the remainder of 1998 will be less than originally forecast as a result of reduced demand for their products. After considering the effect of the introduction of several new programs for other customers and the expected results of cost control measures, the Company does not expect any such reductions to have a material adverse effect on the Company's results of operations for 1998. As indicated previously, however, the Company's results of operations are dependent upon the success of its customers and a prolonged period of reduced demand for its customers' products could have an adverse effect on the Company's business unless the reduced sales to the affected customers are replaced by sales to new or existing customers.

      Gross profit increased 33.7% to approximately $12.7 million in the second quarter of 1998 from approximately $9.5 million in the same quarter of 1997. Gross profit increased 26.2% to $23.6 million from $18.7 million for the first six months of 1998. The increase in gross profit was due primarily to the higher sales volumes attributable to the LCEC acquisition, along with changes in product and customer mix occurring in the ordinary course of business. Gross profit as a percentage of sales decreased from 12.1% for the second quarter of 1997 to 9.6% for the second quarter of 1998. Gross profit as a percentage of sales decreased from 12.2% for the first six months of 1997 to 9.8% for the first six months of 1998. The Company's gross margin reflects a number of factors, including product mix, the level of start up costs and efficiencies associated with new programs, capacity utilization of surface mount and other equipment, and pricing within the electronics industry. All of these factors are continually changing and are interrelated, making it impracticable to determine separately the effect of each factor. The decrease in gross profit as a percentage of sales during the quarter and six months ended June 30, 1998 as compared to the same periods in 1997 was due to lower margins on LCEC programs, changes in the product mix and the initiation of new programs, and underutilization of the Hudson location.

      Selling, general and administrative expenses were $4.5 million in the second quarter, an increase of 50.0% from $3.0 million for the same quarter of 1997. Selling, general and administrative expenses were $8.0 million for the first six months of 1998, an increase of 29.0% from $6.2 million for the same period of 1997. Selling, general and administrative expenses as a percentage of sales decreased from 3.9% for the second quarter of 1997 to 3.4% for the second quarter of 1998. Selling, general and administrative expenses decreased from 4.0% for the first six months of 1997 to 3.3% for the first six months of 1998. In order to satisfy the increased level of business activity and to continue the development and improvement of the systems and processes necessary to accommodate future growth, the Company has continued to add personnel. The increase in selling, general and administrative expenses during the three and six month periods of 1998 reflects these additional personnel and related departmental expense, as well as the additional administrative expenses resulting from the inclusion of LCEC in 1998. The Company anticipates selling, general and administrative expenses will continue to increase in nominal terms as the Company continues to build the internal management and support systems necessary to support higher revenue levels.

      The amortization of goodwill for the three and six-month periods ended June 30, 1998 was $906,000 and $1,492,000, respectively, compared to $417,000 and $834,000, respectively, for the same periods of 1997. The increase was due to the acquisition of LCEC on February 23, 1998.

      Interest expense for the three and six-month periods ended June 30, 1998 was $1,286,000 and $2,188,000, respectively. Interest expense for the three and six-month periods ended June 30, 1997 was $627,000 and $1,241,000, respectively. The increase was due to the additional debt incurred in connection with the acquisition of LCEC on February 23, 1998.

      Interest income was approximately $55,000 and $223,000, respectively, for the three and six-month periods ended June 30, 1998. Interest income for the three and six-month periods ended June 30, 1997 was $331,000 and $567,000, respectively. The decrease was due to the decrease in available cash and cash equivalents and marketable securities as a result of the acquisition of LCEC on February 23, 1998.

      Income tax expense for the three and six-month periods ended June 30, 1998 was $2,356,000 and $4,721,000, respectively. Income tax expense for the three and six-month periods ended June 30, 1997 was $2,165,000 and $4,182,000, respectively. The increase was due to higher pre-tax income and nondeductible amortization of goodwill partially offset by the benefit from the use of a foreign sales corporation.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has financed its growth and operations through funds generated from operations, proceeds from the sale of its common stock and funds borrowed under its credit facilities.

      Cash provided by operating activities was $16.2 million for the six months ended June 30, 1998. Cash provided by operations was primarily the result of increases in net income, depreciation and amortization, and decreases in accounts receivable and inventories offset by decreases in accounts payable. The Company's accounts payable, accounts receivables, and inventories have decreased $10.0 million, $1.8 million, and $8.2 million (net of effects from acquisition of LCEC), respectively, during the first six months of 1998, reflecting the Company's improved working capital management. The Company is continuing the practice of purchasing components only after customer orders are received, which mitigates, but does not eliminate, the risk of loss on inventories. Supplies of electronic components and other materials used in operations are subject to industry-wide shortages. In certain instances, suppliers may allocate available quantities to the Company that may not meet Company requirements. The Company has not experienced significant supply constraints in the recent past nor does it expect to in the near future.

      Cash used in investing activities was $63.9 million for the six months ended June 30, 1998. On February 23, 1998, the Company completed the acquisition of LCEC for approximately $70.7 million in cash. See Note 8 of Notes to Condensed Consolidated Financial Statements. Capital expenditures of $4.6 million for the six months ended June 30, 1998 were primarily concentrated in test equipment. In connection with the acquisition of LCEC, the Company redeemed $11.4 million in marketable securities during the six months ended June 30, 1998.

      Cash provided by financing activities was $35.6 million for the six months ended June 30, 1998. In connection with the acquisition of LCEC on February 23, 1998, the Company obtained $40 million through borrowings under the Term Loan. Principal on the Term Loan is payable in quarterly installments of $2.0 million beginning June 30, 1998 with a final installment of the unpaid principal amount due March 31, 2003. The Term Loan bears interest, at the Company's option, at either the bank's Eurodollar rate plus .625% to 1.375% or its prime rate, and interest is payable quarterly. The margin on the Eurodollar rate fluctuates with the Company's ratio of debt to EBITDA. The Term Loan includes customary affirmative and negative covenants and restricts the Company's ability to incur additional indebtedness and to pay dividends. The Company made principal payments under the Term Loan totaling $4 million during the six months ended June 30, 1998.

      The Company has a $25 million revolving line of credit with a commercial bank. The Company is entitled to borrow under the line of credit up to the lesser of $25 million or the sum of 75% of its eligible accounts receivable and 25% of its eligible inventories. Interest on the line of credit is payable quarterly, at the Company's option, at either the bank's Eurodollar rate plus
 .625% to 1.375% or its prime rate. A commitment fee of 0.25% per annum on the unused portion of the line of credit is payable quarterly in arrears. The line of credit agreement contains certain financial covenants and restricts the ability of the Company to incur additional debt without the consent of the bank and to pay dividends. The line of credit matures on March 31, 2003. As of June 30, 1998, the Company had no borrowings outstanding under this line of credit.

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

      The Company has reached an agreement with the Industrial Development Agency (Ireland) (the "IDA") to establish a manufacturing operation in Dublin. Under the terms of the agreement with the IDA, the Company will commence its first international manufacturing operations during the second half of 1998. The total cost to the Company of establishing and maintaining an international operation in Dublin is not expected to be material to the Company's operations, financial condition or liquidity.

YEAR 2000 ISSUES

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

      Many of the Company's business and operating systems are currently Year 2000 compliant, and the Company initiated research and development efforts during 1997 to address those systems which are not currently Year 2000 compliant. During the second quarter of 1998, the Company selected Baan U.S.A., Inc. to provide an Enterprise Resource Planning System which will be Year 2000 compliant. The Company is planning to complete all necessary Year 2000 upgrades of its major systems in 1999, and is currently identifying and developing conversion strategies for its remaining systems that may be impacted by the Year 2000 issue.

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

                           PART II - OTHER INFORMATION


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


      (a) - (c) At the Annual Meeting of Shareholders held on May 19, 1998, the Company's nominees for directors to serve until the 1999 Annual Meeting of Shareholders were elected, the appointment of KPMG Peat Marwick LLP as the independent auditors for the Company for the fiscal year ended December 31, 1998 was ratified, and the Company's 1990 Stock Option Plan was amended to increase the number of shares of common stock of the Company subject thereto by 1 million shares. With respect to the election of directors, the voting was as follows:


      NOMINEE                      FOR                  WITHHELD
      -------                      ---                  --------
John C. Custer                  8,417,520                24,168

Donald E. Nigbor                8,417,520                24,168

Steven A. Barton                8,417,520                24,168

Cary T. Fu                      8,417,520                24,168

Peter G. Dorflinger             8,417,520                24,168

Gerald W. Bodzy                 8,417,520                24,168

David H. Arnold                 8,417,520                24,168



With respect to the ratification of the appointment of KPMG Peat Marwick LLP as the independent auditors of the Company, the voting was as follows:

  FOR             AGAINST        ABSTAIN                NON-VOTE
  ---             -------        -------                --------

8,273,085          2,800         14,603                  151,200



With respect to the amendment of the Company's 1990 Stock Option Plan, the voting was as follows:

  FOR             AGAINST        ABSTAIN                NON-VOTE
  ---             -------        -------                --------

5,331,312        1,954,236       42,687                 1,113,453



      (d) Not applicable.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (a)Exhibits.

            27.1        Financial Data Schedule.

            27.2        Financial Data Schedule.

      (b)   Reports on Form 8-K.

            No reports on Form 8-K were filed during the three months ended June 30, 1998.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 13, 1998.



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

       27.1    Financial Data Schedule.

       27.2    Financial Data Schedule.