Form 10-Q
period 1998-09-30
BENCHMARK ELECTRONICS INC
filed 1998-11-16
CIK 863436

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



                      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998          COMMISSION FILE NUMBER: 1-10560


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


                                    Yes [X]   No [ ]

      As of November 13, 1998 there were 11,616,768 shares of Common Stock, par value $0.10 per share, outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                SEPTEMBER 30,  DECEMBER 31,
                                                     1998         1997
                                                   ---------    ---------
                                                  (UNAUDITED)

ASSETS
  Current assets:
    Cash and cash equivalents ..................   $  10,349    $  21,029
    Accounts receivable, net ...................      63,529       39,772
    Income taxes receivable ....................       1,324          314
    Inventories ................................      71,108       61,134
    Prepaid expenses and other assets ..........       2,059        1,545
    Deferred tax asset .........................       2,802        1,359
                                                   ---------    ---------
      Total current assets .....................     151,171      125,153
                                                   ---------    ---------

  Property, plant and equipment, at cost .......      77,370       54,061
  Accumulated depreciation .....................     (32,354)     (23,245)
                                                   ---------    ---------
      Net property, plant and equipment ........      45,016       30,816
                                                   ---------    ---------

  Other assets, net ............................       5,037          241
  Marketable securities ........................        --         11,431
  Goodwill, net ................................      49,816       22,681
                                                   ---------    ---------

                                                   $ 251,040    $ 190,322
                                                   =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Current portion of long term debt ..........   $   8,221    $     155
    Accounts payable ...........................      47,999       31,694
    Accrued liabilities ........................       9,631        5,425
                                                   ---------    ---------
      Total current liabilities ................      65,851       37,274

  Long term debt, less current portion .........      48,137       30,330
  Deferred income taxes ........................       3,990        1,846
  Shareholders' equity:
    Preferred shares, $0.10 par value;
      5,000,000 shares authorized,
      none issued ..............................        --           --
    Common shares, $0.10 par value; 30,000,000
      shares authorized; issued - 11,664,652
      and 11,623,252, respectively;
      outstanding - 11,615,168 and 11,573,768,
      respectively .............................       1,161        1,157
    Additional paid-in capital .................      69,934       69,408
    Retained earnings ..........................      62,087       50,427
    Less treasury shares, at cost; 49,484
     shares ....................................        (120)        (120)
                                                   ---------    ---------
      Total shareholders' equity ...............     133,062      120,872
    Commitments and contingencies
                                                   ---------    ---------
                                                   $ 251,040    $ 190,322
                                                   =========    =========

     See accompanying notes to condensed consolidated financial statements.

                  BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                THREE MONTHS ENDED         NINE MONTHS ENDED
                                                   SEPTEMBER 30,              SEPTEMBER 30,
                                               ----------------------    ----------------------
                                                  1998          1997        1998         1997
                                               ---------    ---------    ---------    ---------
Sales ......................................   $ 139,645    $  83,183    $ 380,327    $ 237,062
Cost of sales ..............................     126,100       73,026      343,196      208,198
                                               ---------    ---------    ---------    ---------
      Gross profit .........................      13,545       10,157       37,131       28,864
Selling, general and administrative
 expense ...................................       4,767        3,172       12,758        9,394
Amortization expense .......................         909          417        2,401        1,252
                                               ---------    ---------    ---------    ---------
      Income from operations ...............       7,869        6,568       21,972       18,218
Interest income ............................         120          328          343          895
Interest expense ...........................      (1,175)        (616)      (3,363)      (1,857)
Other income (expense) .....................           8           79           69          131
                                               ---------    ---------    ---------    ---------
      Income before income tax expense .....       6,822        6,359       19,021       17,387
Income tax expense .........................       2,640        2,346        7,361        6,527
                                               ---------    ---------    ---------    ---------
      Net income ...........................   $   4,182    $   4,013    $  11,660    $  10,860
                                               =========    =========    =========    =========

Earnings per common share:
      Basic ................................   $    0.36    $    0.35    $    1.01    $    0.94
                                               =========    =========    =========    =========
      Diluted ..............................   $    0.35    $    0.33    $    0.96    $    0.90
                                               =========    =========    =========    =========
Weighted average number of common
 shares outstanding:
      Basic ................................      11,602       11,512       11,586       11,494
                                               =========    =========    =========    =========
      Diluted ..............................      12,116       12,322       12,192       12,021
                                               =========    =========    =========    =========



     See accompanying notes to condensed consolidated financial statements.

                  BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                              NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                             1998               1997
                                                          --------            --------
Cash flows from operating activities:
  Net income ..........................................   $ 11,660            $ 10,860
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization expense ...........     12,340               8,904
      Deferred income taxes ...........................      1,412                (515)
      (Gain) loss on sale of property, plant and
      equipment .......................................         (8)                (98)
      Tax benefit of employee stock options exercised .        194                 120
      Amortization of premiums on marketable securities         46                 230
  Changes in operating assets and liabilities, net of
      effects from acquisition of business:
      Accounts receivable .............................      1,053                (588)
      Inventories .....................................     13,541             (16,385)
      Prepaid expenses and other assets ...............       (513)               (902)
      Accounts payable ................................     (4,417)             15,596
      Accrued liabilities .............................      1,110                (493)
      Income taxes ....................................     (1,010)                427
                                                          --------            --------
          Net cash provided by operations .............     35,408              17,156
                                                          --------            --------
Cash flows from investing activities:
  Capital expenditures, net ...........................     (8,148)             (8,234)
  Capitalized software costs ..........................     (4,464)               --
  Redemption (purchase) of marketable securities ......     11,385              (2,265)
  Acquisition, net of cash acquired ...................    (70,680)               --
                                                          --------            --------
          Net cash used in investing activities .......    (71,907)            (10,499)
                                                          --------            --------

Cash flows from financing activities:
  Debt issuance costs .................................       (390)               --
  Proceeds from issuance of long term debt ............     40,000                --
  Proceeds from exercise of employee stock options ....        336                 392
  Stock offering expenses .............................       --                   (52)
  Principal payments on long term debt ................    (14,127)               (177)
                                                          --------            --------
          Net cash provided by financing activities ...     25,819                 163
Net increase (decrease) in cash .......................    (10,680)              6,820
  Cash at beginning of year ...........................     21,029              13,800
                                                          --------            --------
  Cash at September 30 ................................   $ 10,349            $ 20,620
                                                          ========            ========

Supplemental disclosures of cash flow information:
  Income taxes paid ...................................   $  6,649            $  6,038
                                                          ========            ========
  Interest paid .......................................   $  3,649            $  2,509
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

NOTE 2 - EARNINGS PER SHARE

      Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding stock options to purchase common stock. Incremental shares of 605,888 and 526,740 for the nine months ended September 30, 1998 and 1997, respectively, and 513,923 and 810,237 for the three months ended September 30, 1998 and 1997, respectively, were used in the calculation of diluted earnings per share. Options to purchase 213,000 and 290,000 shares of common stock for three and nine-month periods ended September 30, 1998, respectively, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common stock.

NOTE 3 - INDEBTEDNESS

      In order to finance a portion of the cash consideration for the acquisition of EMD Technologies, Inc. (EMD) on July 30, 1996, the Company issued a $30 million, 8.02% Senior Note due 2006 (the Senior Note) to Northwestern Mutual Life Insurance Company. The Senior Note is unsecured and guaranteed by each of the Company's United States subsidiaries. Principal on the Senior Note is payable in annual installments of $5.0 million beginning July 31, 2001 with a final installment on the unpaid principal amount due July 31, 2006. Interest on the Senior Note is payable semi-annually on January 31 and July 31. The purchase agreement relating to the Senior Note (the Purchase Agreement) includes customary affirmative and negative covenants and restricts the ability of the Company to incur additional debt and to pay dividends. Upon any prepayment of all or a portion of the Senior Note, the Company is obligated to pay the holder a premium on the amount prepaid. The Purchase Agreement contains a provision that in the event of a change of control (defined generally to mean the acquisition by a person or group (as defined in the Securities Exchange Act of 1934, as amended, and the rules and regulations thereunder) of beneficial ownership of more than 50% of the total voting power of the outstanding voting stock of the Company), the Company must offer to repurchase the Senior Note at par plus any prepayment penalty. As of September 30, 1998, the Company had $30 million outstanding under the Senior Note.

      In connection with the acquisition of Lockheed Commercial Electronics Company (LCEC) on February 23, 1998, the Company obtained $40 million through borrowings under a five-year term loan (the Term Loan) with a commercial bank. Principal on the Term Loan is payable in quarterly installments of $2.0 million beginning June 30, 1998 with a final installment of the unpaid principal amount due March 31, 2003. The Term Loan bears interest, at the Company's option, at either the bank's Eurodollar rate plus .625% to 1.375% or its prime rate, and interest is payable quarterly. The margin on the Eurodollar rate fluctuates with the Company's ratio of debt to earnings before interest, taxes, depreciation and amortization (EBITDA). The Term Loan includes customary affirmative and negative covenants and restricts the Company's ability to incur additional indebtedness and to pay dividends. As of September 30, 1998, the Company had $26 million outstanding under the Term Loan.

      The Company has a $25 million revolving line of credit with a commercial bank. The Company is entitled to borrow under the line of credit up to the lesser of $25 million or the sum of 75% of its eligible accounts receivable and 25% of its eligible inventories. Interest on the line of credit is payable quarterly, at the Company's option, at either the bank's Eurodollar rate plus
 .625% to 1.375% or its prime rate. A commitment fee of 0.25% per annum on the unused portion of the line of credit is payable quarterly in arrears. The line of credit agreement contains certain financial covenants and restricts the ability of the Company to incur additional debt without the consent of the bank and to pay dividends. The line of credit matures on March 31, 2003. As of September 30, 1998, the Company had no borrowings outstanding under this line of credit.

NOTE 4 - INVENTORIES

      Inventory costs are summarized as follows:

                                               SEPTEMBER 30,        DECEMBER 31,
                                                   1998                  1997
                                               -----------           -----------

Raw materials ......................           $50,495,216           $41,837,205
Work in process ....................            20,612,757            19,296,758
                                               -----------           -----------
                                               $71,107,973           $61,133,963
                                               ===========           ===========

NOTE 5 - INCOME TAXES

      Income tax expense (benefit) consists of the following:

                                                        NINE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                     1998                1997
                                                -----------         -----------


Federal - Current .....................         $ 5,266,000         $ 6,081,000
State - Current .......................             683,000             961,000
Federal/State - Deferred ..............           1,412,000            (515,000)
                                                -----------         -----------
     Total ............................         $ 7,361,000         $ 6,527,000
                                                ===========         ===========

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

      The net purchase price was allocated as follows:

Working capital, other than cash .........................         $ 30,575,000
Property, plant and equipment ............................           15,905,000
Goodwill .................................................           29,537,000
Other liabilities ........................................           (3,096,000)
Deferred income taxes ....................................           (2,241,000)
                                                                   ------------
   Purchase price, net of cash received ..................         $ 70,680,000
                                                                   ============

The following summary pro forma condensed consolidated financial information reflects the acquisition as if it had occurred on January 1, 1997 for purposes of the statements of operations. The summary pro forma information is not necessarily representative of what the Company's results of operations would have been had the acquisition in fact occurred on January 1, 1997 and is not intended to project the Company's results of operations for any future period or date.

      Pro forma condensed consolidated financial information for the periods ended September 30, 1998 and 1997 (unaudited):
                                                          NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                         1998           1997
                                                         ----           ----

Net sales ........................................   $404,597,000   $451,287,000
Gross profit .....................................   $ 35,511,000   $ 38,596,000
Income from operations ...........................   $ 18,256,000   $ 18,936,000
Net income .......................................   $  9,082,000   $  9,594,000
Earnings per common share:
  Basic ..........................................   $       0.78   $       0.83
  Diluted ........................................   $       0.74   $       0.80
Weighted average number of shares outstanding:
  Basic ..........................................     11,586,000     11,494,000
  Diluted ........................................     12,192,000     12,021,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements regarding future financial condition and results of operations and the Company's business operations. The words "expect," "estimate," "anticipate," "predict," and similar expressions are intended to identify forward-looking statements. Such statements involve risks, uncertainties and assumptions. Important factors that could cause actual results to differ materially from those indicated include factors noted in conjunction with the forward looking statements and the following additional factors: the ability of the Company successfully to integrate the operations of LCEC; the Company's reliance on a relatively few customers; the effect on the Company's results of operations of reduced purchases by certain customers during 1998; the absence of long term sales contracts; the Company's dependence on the growth of the medical device, communications equipment, industrial and business computer, testing instrumentation and industrial controls industries, all of which are characterized by rapid technological change; changes in the availability of customer specified components; the ability to deal with the Year 2000 issue, including problems that may arise on the part of third parties; the Company's dependence on certain key executives; and competition from other providers of contract manufacturing services. Should one or more of these or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

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

      Substantially all of the Company's manufacturing services are provided on a turnkey basis, whereby the Company purchases customer-specified components from its extensive network of suppliers, assembles the components on finished printed circuit boards, performs post-production testing and provides the customer with production process and testing documentation. The Company offers its customers flexible, "just-in-time" delivery programs allowing product shipments to be closely coordinated with the customers' inventory requirements. In certain instances, the Company completes the assembly of its customers' products at the Company's facilities by integrating printed circuit board assemblies into other elements of the customers' products. The Company also provides manufacturing services on a consignment basis, whereby the Company, utilizing components provided by the customer, provides only assembly and post-production testing services. The Company operates a total of 45 surface mount production lines at its facilities in Angleton, Texas, Beaverton, Oregon, Hudson, New Hampshire, Winona, Minnesota, and Dublin, Ireland.

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

      A substantial percentage of the Company's sales historically have been made to a relatively small number of customers. However, the Company continues to seek to reduce its dependence on any one customer or industry by diversifying and expanding its customer base, with the view to reducing the impact of a substantial reduction in business from any one customer or industry. This strategy was advanced by the acquisition of LCEC, as there was no customer overlap between the Company and LCEC. Nevertheless, during the nine months ended September 30, 1998, the Company's three largest customers accounted for 56.1% of the Company's sales. On a pro forma basis for the nine months ended September 30, 1998, the three largest customers of the Company and LCEC accounted for 56.2% of sales. Although the loss of a major customer could have an adverse effect on the Company, the Company does not believe that any such effect would be material unless the Company were unable to replace such customer's business. The Company's future sales are dependent on the success of its customers, some of which operate in businesses associated with rapid technological change, vigorous competition, short product life cycles and pricing and margin pressures. Additionally, certain of the industries served by the Company are subject to economic cycles and have in the past experienced, and are likely in the future to experience, recessionary periods. Developments adverse to the Company's major customers or their products could have an adverse effect on the Company.

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

      Completion of the acquisition of LCEC on February 23, 1998 and the inclusion of LCEC's operations in the Company's accounts subsequent to that date is responsible for a substantial portion of the variation in the results of the Company's operations (including components thereof) for the nine months ended September 30, 1998, as compared to the same period during the prior year. The effects of the acquisition of LCEC on the Company's financial condition as of September 30, 1998, and its reported results of operations for the nine months then ended, should be considered when reviewing the financial information contained herein.

RESULTS OF OPERATIONS

      The following table sets forth for the periods indicated certain items in the Company's Condensed Consolidated Statements of Operations as a percentage of sales:

                                             THREE MONTHS ENDED  NINE MONTHS ENDED
                                                SEPTEMBER  30,      SEPTEMBER 30,
                                              ---------------     ---------------
                                               1998      1997      1998      1997
                                              -----     -----     -----     -----
Sales .....................................   100.0%    100.0%    100.0%    100.0%
Cost of sales .............................    90.3      87.8      90.2      87.8
                                              -----     -----     -----     -----
      Gross profit ........................     9.7      12.2       9.8      12.2
Selling, general and administrative expense     3.4       3.8       3.4       4.0
Amortization of goodwill ..................     0.7       0.5       0.6       0.5
                                              -----     -----     -----     -----
      Income from operations ..............     5.6       7.9       5.8       7.7
Interest income ...........................     0.1       0.4       0.1       0.4
Interest expense ..........................    (0.8)     (0.7)     (0.9)     (0.8)
                                              -----     -----     -----     -----
      Income before income tax expense ....     4.9       7.6       5.0       7.3
Income tax expense ........................     1.9       2.8       1.9       2.8
                                              -----     -----     -----     -----
      Net income ..........................     3.0%      4.8%      3.1%      4.5%
                                              =====     =====     =====     =====

      Sales for the third quarter of 1998 were approximately $139.6 million, a 67.8% increase from sales of approximately $83.2 million for the same quarter of 1997. Sales for the first nine months of 1998 were approximately $380.3 million, a 60.4% increase from sales of $237.1 million for the same period of 1997. Approximately $142.9 million of the sales increase during the nine-month period was attributable to the acquisition of LCEC. The Company has received indications from several customers in the high end computer and test and instruments segments of the business that their purchases for the remainder of 1998 will be less than originally forecast as a result of reduced demand for their products. As indicated previously, the Company's results of operations are dependent upon the success of its customers and a prolonged period of reduced demand for its customers' products could have an adverse effect on the Company's business unless the reduced sales to the affected customers are replaced by sales to new or existing customers.

      Gross profit increased 32.4% to approximately $13.5 million in the third quarter of 1998 from approximately $10.2 million in the same quarter of 1997. Gross profit increased 28.4% to $37.1 million from $28.9 million for the first nine months of 1998. The increase in gross profit was due primarily to the higher sales volumes attributable to the LCEC acquisition, along with changes in product and customer mix occurring in the ordinary course of business. Gross profit as a percentage of sales decreased from 12.2% for the third quarter of 1997 to 9.7% for the third quarter of 1998. Gross profit as a percentage of sales decreased from 12.2% for the first nine months of 1997 to 9.8% for the first nine months of 1998. The Company's gross margin reflects a number of factors, including product mix, the level of start up costs and efficiencies associated with new programs, capacity utilization of surface mount and other equipment, and pricing within the electronics industry. All of these factors are continually changing and are interrelated, making it impracticable to determine separately the effect of each factor. The decrease in gross profit as a percentage of sales during the quarter and nine months ended September 30, 1998 as compared to the same periods in 1997 was due to lower margins on LCEC programs, changes in the product mix and the initiation of new programs, and underutilization of the Hudson location.

      Selling, general and administrative expenses were $4.8 million in the third quarter, an increase of 50.0% from $3.2 million for the same quarter of 1997. Selling, general and administrative expenses were $12.8 million for the first nine months of 1998, an increase of 36.2% from $9.4 million for the same period of 1997. Selling, general and administrative expenses as a percentage of sales decreased from 3.8% for the third quarter of 1997 to 3.4% for the third quarter of 1998. Selling, general and administrative expenses decreased from 4.0% for the first nine months of 1997 to 3.4% for the first nine months of 1998. In order to satisfy the increased level of business activity and to continue the development and improvement of the systems and processes necessary to accommodate future growth, the Company has continued to add personnel. The increase in selling, general and administrative expenses during the three and nine month periods of 1998 reflects these additional personnel and related departmental expense, as well as the additional administrative expenses resulting from the inclusion of LCEC in 1998. The Company anticipates selling, general and administrative expenses will continue to increase in nominal terms as the Company continues to build the internal management and support systems necessary to support higher revenue levels.

      The amortization of goodwill for the three and nine-month periods ended September 30, 1998 was $909,000 and $2,401,000, respectively, compared to $417,000 and $1,252,000, respectively, for the same periods of 1997. The increase was due to the acquisition of LCEC on February 23, 1998.

      Interest expense for the three and nine-month periods ended September 30, 1998 was $1,175,000 and $3,363,000, respectively. Interest expense for the three and nine-month periods ended September 30, 1997 was $616,000 and $1,857,000, respectively. The increase was due to the additional debt incurred in connection with the acquisition of LCEC on February 23, 1998.

      Interest income was approximately $120,000 and $343,000, respectively, for the three and nine-month periods ended September 30, 1998. Interest income for the three and nine-month periods ended September 30, 1997 was $328,000 and $895,000, respectively. The decrease was due to the decrease in available cash and cash equivalents and marketable securities as a result of the acquisition of LCEC on February 23, 1998.

      Income tax expense for the three and nine-month periods ended September 30, 1998 was $2,640,000 and $7,361,000, respectively. Income tax expense for the three and nine-month periods ended September 30, 1997 was $2,346,000 and $6,527,000, respectively. The increase was due to higher pre-tax income and nondeductible amortization of goodwill partially offset by the benefit from the use of a foreign sales corporation.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has financed its growth and operations through funds generated from operations, proceeds from the sale of its common stock and funds borrowed under its credit facilities.

      Cash provided by operating activities was $35.4 million for the nine months ended September 30, 1998. Cash provided by operations was primarily the result of increases in net income, depreciation and amortization, and decreases in accounts receivable and inventories offset by decreases in accounts payable. The Company's accounts payable, accounts receivables, and inventories have decreased $4.4 million, $1.1 million, and $13.5 million (net of effects from acquisition of LCEC), respectively, during the first nine months of 1998, reflecting the Company's improved working capital management. The Company is continuing the practice of purchasing components only after customer orders are received, which mitigates, but does not eliminate, the risk of loss on inventories. Supplies of electronic components and other materials used in operations are subject to industry-wide shortages. In certain instances, suppliers may allocate available quantities to the Company that may not meet Company requirements. The Company has not experienced significant supply constraints in the recent past nor does it expect to in the near future.

      Cash used in investing activities was $71.9 million for the nine months ended September 30, 1998. On February 23, 1998, the Company completed the acquisition of LCEC for approximately $70.7 million in cash. See Note 8 of Notes to Condensed Consolidated Financial Statements. Capital expenditures of $8.1 million for the nine months ended September 30, 1998 were primarily concentrated in test equipment. Capitalized software costs of $4.5 million for the nine months ended September 30, 1998 were for the purchase and implementation of the Company's Enterprise Resource Planning System. In connection with the acquisition of LCEC, the Company redeemed $11.4 million in marketable securities during the nine months ended September 30, 1998.

      Cash provided by financing activities was $25.8 million for the nine months ended September 30, 1998. In connection with the acquisition of LCEC on February 23, 1998, the Company obtained $40 million through borrowings under the Term Loan. Principal on the Term Loan is payable in quarterly installments of $2.0 million beginning June 30, 1998 with a final installment of the unpaid principal amount due March 31, 2003. The Term Loan bears interest, at the Company's option, at either the bank's Eurodollar rate plus .625% to 1.375% or its prime rate, and interest is payable quarterly. The margin on the Eurodollar rate fluctuates with the Company's ratio of debt to EBITDA. The Term Loan includes customary affirmative and negative covenants and restricts the Company's ability to incur additional indebtedness and to pay dividends. The Company made principal payments under the Term Loan totaling $14 million during the nine months ended September 30, 1998.

      The Company has a $25 million revolving line of credit with a commercial bank. The Company is entitled to borrow under the line of credit up to the lesser of $25 million or the sum of 75% of its eligible accounts receivable and 25% of its eligible inventories. Interest on the line of credit is payable quarterly, at the Company's option, at either the bank's Eurodollar rate plus
 .625% to 1.375% or its prime rate. A commitment fee of 0.25% per annum on the unused portion of the line of credit is payable quarterly in arrears. The line of credit agreement contains certain financial covenants and restricts the ability of the Company to incur additional debt without the consent of the bank and to pay dividends. The line of credit matures on March 31, 2003. As of September 30, 1998, the Company had no borrowings outstanding under this line of credit.

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

      The Company has reached an agreement with the Industrial Development Agency (Ireland) (the "IDA") to establish a manufacturing operation in Dublin. Under the terms of the agreement with the IDA, the Company established its first international manufacturing operations during the third quarter of 1998. The total cost to the Company of establishing and maintaining an international operation in Dublin is not expected to be material to the Company's operations, financial condition or liquidity.

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

STATE OF READINESS

      Many of the Company's business and operating systems are currently Year 2000 compliant, and the Company initiated a review of those systems during 1997 to address those systems that are not currently Year 2000 compliant. Areas addressed include major third-party suppliers of components of the Company's products as well as full reviews of the Company's manufacturing equipment, telephone and voice mail systems, security systems and other office support systems. The Company has also initiated formal communications with significant suppliers and customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. No significant information technology initiatives have been deferred by the Company as a result of its Year 2000 project. In addition, the Company has selected Baan U.S.A., Inc. to provide an Enterprise Resource Planning System to improve processes and to increase efficiencies, which will be Year 2000 compliant. The new Enterprise Resource Planning System implementation is scheduled for completion at all locations by November 1999. All necessary Year 2000 upgrades of major systems, including those supplied by vendors, have been identified and conversion strategies developed and are under deployment.

COSTS TO ADDRESS THE YEAR 2000 ISSUE

      The estimated total cost to address the Company's Year 2000 issues, including the cost associated with the new Enterprise Resource Planning System, is approximately $13 million. Costs incurred and expected to be incurred consist primarily of the cost of Company personnel involved in updating applications and operating systems and the costs of software updates and patches (many of which are provided free of charge from the vendors). The estimated total cost associated with the purchase and implementation of the new Enterprise Resource Planning System is approximately $12 million. The costs of this software will be capitalized and amortized over the estimated useful life of the software, and costs associated with the preliminary project stage and post-implementation stage will be expensed as incurred. The year 2000 component of this system can not be readily segregated from the total cost of the company-wide Enterprise Resource Planning System implementation. The total amount expended on Year 2000 issues through September 30, 1998, is approximately $4.8 million, of which $4.7 million related to the new Enterprise Resource Planning System implementation and approximately $100,000 related to the cost of identifying and communicating with third parties. The costs of the Year 2000 process and the timetable on which the Company believes it will complete any Year 2000 modifications are based on management's best estimates, which are derived utilizing a number of assumptions of future events, including the availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties. In addition, there can be no assurance that the systems of other companies on which the Company's systems rely will be converted on a timely basis or that such failure by another company to convert would not have an adverse effect on the Company's systems.

RISKS PRESENTED BY THE YEAR 2000 ISSUE

The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 issue, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The steps taken by the Company to address the Year 2000 issues are expected to reduce significantly the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its material third party suppliers and customers. The Company believes that, with the implementation of the Enterprise Resource Planning System and completion of identifying and communication with third parties as scheduled, the possibility of significant interruptions of normal operations should be reduced.

CONTINGENCY PLANS

Based on available information, the Company does not believe any material exposure to significant business interruption exists as a result of Year 2000 compliance issues, or that the cost of remedial actions will have a material adverse effect on its business, financial condition or results of operations. Accordingly, and as the program is on schedule to be completed during the fall of 1999, the Company has not formulated a worse case scenario in the event its Year 2000 project is not completed in a timely manner. The Company has a contingency plan in place in the event all scheduled implementations are not completed by the end of 1999. All necessary Year 2000 upgrades of major systems and software patches, including those supplied by vendors, have been identified and conversion strategies are under deployment.

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


                           PART II - OTHER INFORMATION



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits.

               27.1        Financial Data Schedule.

               27.2        Financial Data Schedule.

      (b)   Reports on Form 8-K.

            No reports on Form 8-K were filed during the three months ended September 30, 1998.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 13, 1998.



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