Form 10-K
period 1998-12-31
BENCHMARK ELECTRONICS INC
filed 1999-03-31
CIK 863436

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K

                                 ---------------

(MARK ONE)
    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR

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

                                 ---------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                NAME OF EACH EXCHANGE
      TITLE OF EACH CLASS                        ON WHICH REGISTERED
      -------------------                       ----------------------
    Common Stock, par value                   New York Stock Exchange, Inc.
       $0.10 per share

 Preferred Stock Purchase Rights             New York Stock Exchange, Inc.


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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 26, 1999, the number of outstanding shares of Common Stock was 11,666,083. As of such date, the aggregate market value of the shares of Common Stock held by non-affiliates, based on the closing price of the Common Stock on the New York Stock Exchange on such date, was approximately $328.8 million.

                  DOCUMENTS INCORPORATED BY REFERENCE:

(1) Portions of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1998 (Part II Items 5-8 and Part IV Item 14(a)(1)).

(2) Portions of the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders (Part III, Items 10-13).

                                TABLE OF CONTENTS

                                                                      PAGE

                                     PART I

ITEM  1.    Business.................................................   1
ITEM  2.    Properties...............................................   7
ITEM  3.    Legal Proceedings........................................   8
ITEM  4.    Submission of Matters to a Vote of Security Holders......   8

                                     PART II

ITEM  5.    Market for Registrant's Common Equity and Related
              Shareholder Matters....................................   8
ITEM  6.    Selected Financial Data..................................   8
ITEM  7.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations....................   8
Item 7A.    Quantitative and Qualitative Disclosures About
              Market Risk............................................   8
ITEM  8.    Financial Statements and Supplementary Data..............   8
ITEM  9.    Changes in and Disagreements  with Accountants on
              Accounting and Financial Disclosure....................   9

                                    PART III

ITEM 10.    Directors and Executive Officers of the Registrant.......   9
ITEM 11.    Executive Compensation...................................   9
ITEM 12.    Security Ownership of Certain Beneficial Owners and
              Management.............................................   9
ITEM 13.    Certain Relationships and Related Transactions...........   9

                                     PART IV

ITEM 14.    Exhibits, Financial Statement Schedules, and Reports on
              Form 8-K...............................................   9

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

      Substantially all of the Company's manufacturing services are provided on a turnkey basis, whereby the Company purchases customer-specified components from its extensive network of suppliers, assembles the components on finished printed circuit boards, performs post-production testing and provides the customer with production process and testing documentation. The Company offers its customers flexible, "just-in-time" delivery programs allowing product shipments to be closely coordinated with the customers' inventory requirements. In certain instances, the Company completes the assembly of its customers' products at the Company's facilities by integrating printed circuit board assemblies into other elements of the customers' products. The Company also provides manufacturing services on a consignment basis, whereby the Company, utilizing components provided by the customer, provides only assembly and post-production testing services. The Company operates a total of 39 surface mount production lines at its facilities in Angleton, Texas, Beaverton, Oregon, Hudson, New Hampshire, Winona, Minnesota, and Dublin, Ireland.

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

RECENT ACQUISITIONS

      In July 1996, the Company acquired all of the outstanding common stock of EMD Technologies, Inc. ("EMD"), an independent provider of contract manufacturing and product design services for OEMs in industries comparable to those targeted by the Company. EMD's manufacturing services focus on manufacturing complex printed circuit board assemblies, operating 15 surface mount production lines at its Winona, Minnesota facilities. EMD's product design services include the complete design and development of electronics products and mechanical packages, from conceptual design of circuit boards to configuring subsystems and enclosures.

      In February 1998, the Company acquired all of the outstanding stock of Lockheed Commercial Electronics Company ("LCEC"), one of New England's largest electronics manufacturing services companies, providing a broad range of services including printed circuit board assembly and test, system assembly and test, prototyping, depot repair, materials procurement, and engineering support services.

On March 1, 1999, the Company acquired certain assets from Stratus Computer Ireland (Stratus), a wholly-owned subsidiary of Ascend Communications, Inc. (Ascend) for approximately $48 million, subject to adjustment. In connection with the transaction, the Company entered into a three-year supply agreement to provide system integration services to Ascend and Stratus Holding Limited and the Company hired 260 employees. In conjunction with the purchase of the Stratus assets, the Company increased its revolving line of credit to $65 million and borrowed $25 million. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations" for a description of the revolving line of credit. Under Stratus, the plant operated as a systems integration facility for large and very sophisticated fault-tolerant mainframe computers. The Company will continue to operate this new Benchmark Division from the Company's Dublin, Ireland facility with the bulk of its present staff and with additional personnel transferred there, under a multi-year exclusive service contract with Stratus, as a key supplier to Ascend.

THE CONTRACT ELECTRONICS MANUFACTURING INDUSTRY

      The basis for the development of the contract manufacturing industry in recent years has been the increasing reliance by OEMs on contract manufacturing specialists such as the Company for the manufacture of printed circuit board assemblies. As a result of outsourcing manufacturing services, the contract manufacturing industry in the United States grew at a compound annual rate of 21% from 1994 through 1998, according to the Institute for Interconnecting and Packaging Electronic Circuits ("IPC"). The IPC estimated the size of the United States contract manufacturing industry for 1998 in terms of sales to be $22.5 billion. The Company expects the trend toward outsourcing to continue and to result in continued growth in the contract manufacturing industry. A 1997 IPC study forecast that the contract manufacturing industry would grow at an approximate compound annual rate of 20% through 2000 as OEMs continue to outsource their manufacturing requirements and look to contract manufacturers to provide additional services. Some of the advantages OEMs receive as a result of outsourcing are:

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

MARKETING AND CUSTOMERS

      To better implement its service-intensive business strategy, the Company markets its services to existing and potential customers through its direct sales force, independent marketing representatives and its executive officers. The Company's sales force consists of nine in-house salesmen and two independent marketing representatives, through which the Company continues to aggressively market the enhanced service capabilities of the Benchmark Design Center located in Winona, Minnesota. Four of the nine in-house salesmen are based at the Winona, Minnesota facility, three at the Hudson, New Hampshire facility and one each at the Angleton, Texas and Beaverton, Oregon facilities.

      A substantial percentage of the Company's sales have been to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect the Company. During 1998, the Company's three largest customers accounted for approximately 28%, 14% and 11%, respectively, of the Company's sales. See Note 9 of Notes to Consolidated Financial Statements.

      The Company targets customers in five industries and seeks to maintain a balance in its sales to those industries. The following table sets forth the percentages of the Company's sales to each of the five industries for 1996, 1997 and 1998.

                                         1996     1997     1998
                                        -----------------------
Medical Devices .....................     18%      17%      11%
Telecommunications ..................     26       21       31
Computer Systems ....................     25       39       44
Tests and Instrumentation ...........     15       11        5
Industrial Controls .................     16       12        9

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


BACKLOG

      The Company's backlog was approximately $317 million at December 31, 1998, compared to $302 million at December 31, 1997 and $230 million at December 31, 1996. Backlog consists of customer orders that are expected to be filled within twelve months. Because orders generally may be rescheduled or cancelled by the payment of cancellation charges and because the Company's customers update their orders at different intervals and provide orders to be filled over different periods, the Company's backlog does not necessarily provide an accurate measure of the timing or amount of future sales.

COMPETITION

      The contract manufacturing services provided by the Company are available from many independent sources as well as in-house manufacturing capabilities of current and potential customers. The Company's competitors include Solectron Corporation, SCI Systems, Inc., The DII Group, Inc., Avex Electronics, Inc., Jabil Circuit, Inc. and Plexus Corp., some of which are more established in the industry and have substantially greater financial, manufacturing or marketing resources than the Company. The Company believes that the principal competitive factors in its targeted markets are product quality, flexibility and timeliness in responding to design and schedule changes, reliability in meeting product delivery schedules, pricing, technological sophistication and geographic location. The Company believes that it competes effectively with respect to these factors.

GOVERNMENTAL REGULATION

      The Company's operations, and the operations of businesses that the Company acquires, are subject to certain federal, state and local regulatory requirements relating to environmental, waste management, and health and safety matters. There can be no assurance that material costs and liabilities will not be incurred or that past or future operations will not result in exposure to injury or claims of injury by employees or the public. Although some risk of costs and liabilities related to these matters is inherent in the Company's business, as with many similar businesses, the Company believes that its business is operated in substantial compliance with applicable regulations. However, new, modified or more stringent requirements or enforcement policies could be adopted, which could adversely affect the Company.

      The Company periodically generates and temporarily handles limited amounts of materials that are considered hazardous waste under applicable law. The Company contracts for the off-site disposal of these materials and has implemented a waste management program to address related regulatory issues.

EMPLOYEES

As of December 31, 1998, the Company had 2,280 employees, of whom 1,701 were engaged in manufacturing and operations, 316 in materials control and procurement, 84 in design and development, 40 in marketing and sales, and 139 in administration. None of the Company's employees is subject to a collective bargaining agreement. Management believes that the Company's relationship with its employees is satisfactory.

EXPORT SALES

In 1998, the Company had export sales of approximately $87 million to Europe, $2 million to Canada, $92,000 to Asia, and $8,000 to Australia from the Company's United States operations. In 1997 and 1996, the Company had export sales of approximately $86 million and $29 million, respectively, to Europe from the Company's United States operations.


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

Many of the Company's business and operating systems are currently Year 2000 compliant, and the Company initiated a review of those systems during 1997 to address those systems that are not currently Year 2000 compliant. Areas addressed included major third-party suppliers of components of the Company's products as well as full reviews of the Company's manufacturing equipment, telephone and voice mail systems, security systems and other office support systems. The Company has also initiated formal communications with significant suppliers and customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. Based on its inquiries to date, the Company believes satisfactory progress is being made by its significant suppliers and customers on Year 2000 issues. No significant information technology initiatives have been deferred by the Company as a result of its Year 2000 project.

In addition, the Company has selected Baan U.S.A., Inc. to provide an Enterprise Resource Planning System, which will be Year 2000 compliant, to improve processes and to increase efficiencies. The new Enterprise Resource Planning System implementation is scheduled for completion at all locations by November 1999. All necessary Year 2000 upgrades of major systems, including those supplied by vendors, have been identified and conversion strategies developed and are under deployment.

The estimated total cost to address the Company's Year 2000 issues, including the cost associated with the new Enterprise Resource Planning System, is approximately $13.5 million. Costs incurred and expected to be incurred consist primarily of the cost of Company personnel involved in updating applications and operating systems and the costs of software updates and patches (many of which are provided free of charge from the vendors). The estimated total cost associated with the purchase and implementation of the new Enterprise Resource Planning System is approximately $13 million. The costs of this software will be capitalized and amortized over the estimated useful life of the software, and costs associated with the preliminary project stage and post-implementation stage has been and will be expensed as incurred. The year 2000 component of this system can not be readily segregated from the total cost of the company-wide Enterprise Resource Planning System implementation. The total amount expended on Year 2000 issues and the new Enterprise Resource Planning System through December 31, 1998, is approximately $9 million, of which $8.8 million related to the new Enterprise Resource Planning System implementation and approximately $200,000 related to the cost of identifying and communicating with third parties and installing software patches. The costs of the Year 2000 process and the timetable on which the Company believes it will complete any Year 2000 modifications are based on management's best estimates, which are derived utilizing a number of assumptions of future events, including the availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties. In addition, there can be no assurance that the systems of other companies on which the Company's systems rely will be converted on a timely basis or that such failure by another company to convert would not have an adverse effect on the Company's systems.

There is considerable uncertainty inherent in assessing the Company's vulnerability to Year 2000 problems, arising in part from the uncertainty of the Year 2000 readiness of the Company's suppliers and customers. It is possible that the failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business operations, and that such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Based on the information available to it, and subject to the effect of the general uncertainty on the Company's ability to make a definitive determination, the Company does not believe it has any material exposure to significant business interruption as a result of the Year 2000 problem, or that the cost of remedial actions will have a material adverse effect on its business, financial condition or result of operations.

The steps taken by the Company to address the Year 2000 issues are expected to reduce significantly the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its material third party suppliers and customers. The Company believes that, with the implementation of the Enterprise Resource Planning System and completion of identifying and communicating with third parties as scheduled, the possibility of significant interruptions of normal operations should be reduced.

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



ITEM 2.  PROPERTIES

      The Company's executive offices and one of its manufacturing facilities are located in an approximately 109,000 square foot facility on 18.9 acres of land owned by the Company in Angleton, Texas, where the Company has six surface mount manufacturing lines. The Company leases its approximately 52,000 square foot facility in Beaverton, Oregon, where the Company has four surface mount production lines, under a lease expiring in June 2002. The Company's facilities in Winona, Minnesota comprise five leased buildings with total square footage of approximately 137,000 and a 64,000 square foot building that the Company owns. For the primary leased facilities in Winona, the Company has leases through July 2006, each with purchase options that expire in June 1999. The Winona facilities include manufacturing facilities with 15 surface mount production lines and warehouse facilities. The Company leases its approximately 200,000 square feet facility in Hudson, New Hampshire, which contains 14 surface mount production lines, under leases expiring in June 2000, with options to extend the leases for an additional four years. The Company's approximate 44,000 square foot facility in Dublin, Ireland, where the Company will consolidate the assets purchased in March 1999 from Stratus Computer Ireland, is leased through September 2003. The Company's Angleton, Beaverton and Hudson facilities are certified under ISO-9002, and the Winona facilities are certified under ISO-9001. The Company believes that its properties are and will be sufficient to conduct the Company's operations for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

      The Company is not currently a party to any material litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of 1998.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

      The information on page 30 of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1998 (the "1998 Annual Report") is incorporated herein by reference in response to this item.

ITEM 6. SELECTED FINANCIAL DATA

      The information on page 31 of the 1998 Annual Report is incorporated herein by reference in response to this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The information on pages 9 through 14 of the 1998 Annual Report is incorporated herein by reference in response to this item.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company does not hold or issue derivative financial instruments in the normal course of business. However, the Company, as a result of its international operating activities, is exposed to market risks, including changes in foreign currency exchange rates and interest rates, which may adversely affect its results of operations and financial position. In seeking to minimize the risks and/or costs associated with such activities, the Company manages exposure to changes in interest rates by balancing the amount of its borrowings between fixed rate and variable interest rates. The Company manages its exposure to foreign currency exchange rates by requiring customers to pay in U.S. dollars.

      Certain financial instruments used to obtain capital are subject to market risks from fluctuations in interest rates. As of March 31, 1999, the Company has $30 million of fixed rate financial instruments and $47 million of variable rate financial instruments.

      The Company has a subsidiary located in the Republic of Ireland. The Company predominantly conducts its foreign sales and purchase transactions in U.S. dollars. Other currency exchange risks are primarily limited to current liabilities payable in Irish pounds. Such amounts relate to foreign plant wages, taxes and facility operating costs. Accordingly, the Company does not expect that the effects of changes in currency exchange rates upon such non-U.S. dollar transactions would be material. The Company does not currently hedge against foreign currency translation risks and believes that foreign currency exchange risk is not significant to its operations.

      The information contained in this Item 7A contains forward looking statements regarding the future financial condition and results of operations and the Company's business operations. The word "expect" and similar expressions are intended to identify such statements. Such statements involve risks, uncertainties and assumptions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 of this Form 10-K for a discussion of important factors which could cause actual results to differ materially from the conclusions expressed in the forward-looking statements set forth in this Item 7A, and further discussion of the Company's exposure to market risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information on pages 15 through 29 of the 1998 Annual Report is incorporated herein by reference in response to this item.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information under the captions "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders (the "1999 Proxy Statement"), to be filed not later than 120 days after the close of the Company's fiscal year, is incorporated herein by reference in response to this item.

ITEM 11. EXECUTIVE COMPENSATION

      The information under the caption "Executive Compensation and Other Matters" in the 1999 Proxy Statement, to be filed not later than 120 days after the close of the Company's fiscal year, is incorporated herein by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information under the caption "Common Stock Ownership of Certain Beneficial Owners and Management" in the 1999 Proxy Statement, to be filed not later than 120 days after the close of the Company's fiscal year, is incorporated herein by reference in response to this item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information under the caption "Certain Transactions" in the 1999 Proxy Statement, to be filed not later than 120 days after the close of the Company's fiscal year, is incorporated herein by reference in response to this item.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a) Financial Statements, Financial Statement Schedules, and Exhibits

1.  FINANCIAL STATEMENTS OF THE COMPANY

      Reference is made to the Financial Statements, the reports thereon, the notes thereto and supplementary data commencing at page 15 of the 1998 Annual Report, which financial statements, reports, notes and data are incorporated herein by reference in response to this item. Set forth below is a list of such Financial Statements:

       Consolidated Financial Statements of the Company
       Independent Auditors' Report
       Consolidated Balance Sheets as of December 31, 1998 and 1997 Consolidated Statements of Income for the years ended December 31, 1998,
         1997 and 1996
       Consolidated Statements of Shareholders' Equity for the years ended
         December 31, 1998, 1997 and 1996
       Consolidated Statements of Cash Flows for the years ended December 31,
         1998, 1997 and 1996

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

      2.4 -- Purchase and Sale Agreement by and among Stratus Computer Ireland, Ascend Communications Inc., BEI Electronics Ireland Limited and Benchmark Electronics, Inc. dated January 22, 1999 (incorporated by reference herein to Exhibit 2.1 to the Company's Current Report on Form 8-K dated January 22, 1999).

      3.1   -- Restated Articles of Incorporation of the Company
               (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Registration No. 33-46316) (the "Registration Statement")).

      3.2*  -- Amended and Restated Bylaws of the Company.

      3.3* -- Amendment to Amended and Restated Articles of Incorporation of the Company adopted by the shareholders of the Company on May 20, 1997.

      3.4   -- Statement of Resolution Establishing Series A Cumulative
               Junior Participating Preferred Stock of Benchmark Electronics, Inc. (incorporated by reference to Exhibit B of the Rights Agreement dated December 11, 1998 between the Company and Harris Trust Savings Bank, as Rights Agent, included as Exhibit 1 to the Company's Form 8A12B filed December 11, 1998).

      4.1   -- Restated Articles of Incorporation of the Company
               (incorporated herein by reference to Exhibit 3.1 to the Registration Statement).

      4.2 -- Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

      4.3 -- Amendment to the Restated Articles of Incorporation of the Company adopted by the shareholders of the Company on May 20, 1997 (incorporated herein by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

      4.4 -- Specimen form of certificate evidencing the Common Stock (incorporated herein by reference to Exhibit 4.3 to the Registration Statement).

      4.5 -- Rights Agreement dated December 11, 1998 between the Company and Harris Trust Savings Bank, as Rights Agent, together with the following exhibits thereto: Exhibit A - Form of Statement of Resolution Establishing Series A Cumulative Junior Participating Preferred Stock of Benchmark Electronics, Inc.; Exhibit B - Form of Right Certificate; and Exhibit C - Summary of Rights to Purchase Preferred Stock of Benchmark Electronics, Inc. (incorporated by reference to Exhibit 1 to the Company's Form 8A12B filed December 11, 1998).

      4.6 -- Summary of Rights to Purchase Preferred Stock of Benchmark Electronics, Inc. (incorporated by reference to Exhibit 3 to the Company's Form 8A12B/A filed December 22, 1998).

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

     10.5*  -- Lease Agreement dated February 1, 1997 between Tektronix, Inc.
               and the Company.

     10.6 -- Registration Rights Agreement dated March 30, 1992 between Mason & Hanger Corporation and the Company (incorporated herein by reference to Exhibit 10.17 to the Registration Statement).

     10.7*  -- Benchmark Electronics, Inc. 1992 Incentive Bonus Plan.

     10.8 -- Benchmark Electronics, Inc. 1994 Stock Option Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

     10.9 -- Amended and Restated Credit Agreement dated as of February 6, 1999 by and between the Company and Chase Bank of Texas, N.A. (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 1, 1999).

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

     10.12 -- Note Purchase Agreement dated as of July 30, 1996 by and between the Company and Northwestern Mutual Life Insurance Company (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated July 30, 1996).

     10.14* -- Guarantee dated September 10, 1998 by the Company in favor of
               Kilmore Developments Limited.

     13*    -- Benchmark Electronics, Inc. Annual Report to Shareholders for
               the fiscal year ended December 31, 1998.

     21*    -- Subsidiaries of Benchmark Electronics, Inc.

     23*    -- Consent of Independent Auditors concerning incorporation by reference in the Company's Registration Statement on Form S-8 (Registration No. 33-61660, No. 333-26805, No. 333-28997 and No.
               333-66889).

     27.1*  -- Financial Data Schedule.


      (b)  Reports on Form 8-K


On December 11, 1998, the Company filed a Current Report on Form 8-K under item 5 thereof to report the adoption of a Shareholder Rights Plan.

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

                                         Date: March 31, 1999

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.


        NAME                     POSITION                         DATE
      --------                --------------                   ---------
                                 Chairman of the
 /s/ John C. Custer            Board of Directors              March 31, 1999
----------------------                                      -------------------
   John C. Custer


                             Director and President
/s/ Donald E. Nigbor     (principal executive officer)         March 31, 1999
----------------------                                      -------------------
  Donald E. Nigbor


                             Director and Executive
----------------------        Vice President                -------------------
  Stephen A. Barton


                             Director and Executive
                            Vice President (principal
   /s/ Cary T. Fu     financial and accounting officer)        March 31, 1999
----------------------                                      -------------------
     Cary T. Fu


                                 Director
----------------------                                      -------------------
 Peter G. Dorflinger


 /s/ Gerald W. Bodzy             Director                      March 31, 1999
----------------------                                      -------------------
   Gerald W. Bodzy


                                 Director
----------------------                                      -------------------
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

      2.4 -- Purchase and Sale Agreement by and among Stratus Computer Ireland, Ascend Communications Inc., BEI Electronics Ireland Limited and Benchmark Electronics, Inc. dated January 22, 1999 (incorporated by reference herein to Exhibit 2.1 to the Company's Current Report on Form 8-K dated January 22, 1999).

      3.1   -- Restated Articles of Incorporation of the Company
               (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Registration No. 33-46316) (the "Registration Statement")).

      3.2*  -- Amended and Restated Bylaws of the Company.

      3.3* -- Amendment to Amended and Restated Articles of Incorporation of the Company adopted by the shareholders of the Company on May 20, 1997.

      3.4   -- Statement of Resolution Establishing Series A Cumulative
               Junior Participating Preferred Stock of Benchmark Electronics, Inc. (incorporated by reference to Exhibit B of the Rights Agreement dated December 11, 1998 between the Company and Harris Trust Savings Bank, as Rights Agent, included as Exhibit 1 to the Company's Form 8A12B filed December 11, 1998).

      4.1   -- Restated Articles of Incorporation of the Company
               (incorporated herein by reference to Exhibit 3.1 to the Registration Statement).

      4.2 -- Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

      4.3 -- Amendment to the Restated Articles of Incorporation of the Company adopted by the shareholders of the Company on May 20, 1997 (incorporated herein by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

      4.4 -- Specimen form of certificate evidencing the Common Stock (incorporated herein by reference to Exhibit 4.3 to the Registration Statement).

      4.5 -- Rights Agreement dated December 11, 1998 between the Company and Harris Trust Savings Bank, as Rights Agent, together with the following exhibits thereto: Exhibit A - Form of Statement of Resolution Establishing Series A Cumulative Junior Participating Preferred Stock of Benchmark Electronics, Inc.; Exhibit B - Form of Right Certificate; and Exhibit C - Summary of Rights to Purchase Preferred Stock of Benchmark Electronics, Inc. (incorporated by reference to Exhibit 1 to the Company's Form 8A12B filed December 11, 1998).

      4.6 -- Summary of Rights to Purchase Preferred Stock of Benchmark Electronics, Inc. (incorporated by reference to Exhibit 3 to the Company's Form 8A12B/A filed December 22, 1998).

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

     10.5*  -- Lease Agreement dated February 1, 1997 between Tektronix, Inc.
               and the Company.

     10.6 -- Registration Rights Agreement dated March 30, 1992 between Mason & Hanger Corporation and the Company (incorporated herein by reference to Exhibit 10.17 to the Registration Statement).

     10.7*  -- Benchmark Electronics, Inc. 1992 Incentive Bonus Plan.

     10.8 -- Benchmark Electronics, Inc. 1994 Stock Option Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

     10.9 -- Amended and Restated Credit Agreement dated as of February 6, 1999 by and between the Company and Chase Bank of Texas N.A. (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 1, 1999).

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

     10.12 -- Note Purchase Agreement dated as of July 30, 1996 by and between the Company and Northwestern Mutual Life Insurance Company (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated July 30, 1996).

     10.14* -- Guarantee dated September 10, 1998 by the Company in favor of
               Kilmore Developments Limited.

     13*    -- Benchmark Electronics, Inc. Annual Report to Shareholders for
               the fiscal year ended December 31, 1998.

     21*    -- Subsidiaries of Benchmark Electronics, Inc.

     23*    -- Consent of Independent Auditors concerning incorporation by reference in the Company's Registration Statement on Form S-8 (Registration No. 33-61660, No. 333-26805, No. 333-28997 and No.
               333-66889).

     27.1*  -- Financial Data Schedule.