Form 10-Q
period 1999-03-31
BENCHMARK ELECTRONICS INC
filed 1999-05-03
CIK 863436

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999    COMMISSION FILE NUMBER: 1-10560




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

                                Yes [X]   No [ ]

      As of April 30, 1999 there were 11,669,783 shares of Common Stock, par value $0.10 per share, outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                     MARCH 31,      DECEMBER 31,
                                                       1999            1998
                                                     ---------       ---------
                                                    (UNAUDITED)
ASSETS
  Current assets:
    Cash and cash equivalents ................       $  12,084       $  23,077
    Accounts receivable, net .................          80,545          57,179
    Income taxes receivable ..................            --             1,120
    Inventories ..............................          91,230          53,718
    Prepaid expenses and other assets ........           8,819           1,897
    Deferred tax asset .......................           2,501           2,488
                                                     ---------       ---------
        Total current assets .................         195,179         139,479
                                                     ---------       ---------

  Property, plant and equipment, at cost .....          91,444          80,826
  Accumulated depreciation ...................         (39,165)        (35,264)
                                                     ---------       ---------
        Net property, plant and equipment ....          52,279          45,562
                                                     ---------       ---------

  Other assets, net ..........................           8,806           7,948
  Goodwill, net ..............................          47,997          48,907
                                                     ---------       ---------
                                                     $ 304,261       $ 241,896
                                                     =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
    Current portion of long term debt ........       $  33,164       $   8,200
    Accounts payable .........................          67,654          37,046
    Income taxes payable .....................           1,448            --
    Accrued liabilities ......................           9,567           7,968
                                                     ---------       ---------
        Total current liabilities ............         111,833          53,214

  Long term debt, less current portion .......          44,111          46,111
  Deferred income taxes ......................           4,630           4,570
  Shareholders' equity:
    Preferred shares, $0.10 par value;
      5,000,000 shares authorized,
      none issued ............................            --              --
    Common shares, $0.10 par value;
      30,000,000 shares authorized;
      issued - 11,715,567 and
      11,676,967, respectively;
      outstanding - 11,666,083 and
      11,627,483, respectively ...............           1,167           1,162
    Additional paid-in capital ...............          70,803          70,159
    Retained earnings ........................          71,837          66,800
    Less treasury shares, at cost;
      49,484 shares ..........................            (120)           (120)
                                                     ---------       ---------
        Total shareholders' equity ...........         143,687         138,001
    Commitments and contingencies
                                                     ---------       ---------
                                                     $ 304,261       $ 241,896
                                                     =========       =========

     See accompanying notes to condensed consolidated financial statements.

                  BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                              MARCH 31,
                                                      -------------------------
                                                         1999            1998
                                                      ---------       ---------
Sales ..........................................      $ 146,546       $ 108,046
Cost of sales ..................................        131,856          97,141
                                                      ---------       ---------
      Gross profit .............................         14,690          10,905
Selling, general and administrative expense ....          4,950           3,526
Amortization of goodwill .......................            910             585
                                                      ---------       ---------
      Income from operations ...................          8,830           6,794
Interest expense ...............................         (1,125)           (902)
Interest income ................................            138             168
Other income ...................................             78              47
                                                      ---------       ---------
      Income before income taxes ...............          7,921           6,107
Income tax expense .............................          2,884           2,365
                                                      ---------       ---------
      Net income ...............................      $   5,037       $   3,742
                                                      =========       =========

Earnings per share:
      Basic ....................................      $    0.43       $    0.32
      Diluted ..................................      $    0.40       $    0.31
                                                      =========       =========
Weighted average number of shares outstanding:
      Basic ....................................         11,655          11,575
      Diluted ..................................         12,703          12,243
                                                      =========       =========

     See accompanying notes to condensed consolidated financial statements.

                  BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                         ----------------------
                                                           1999          1998
                                                         --------      --------
Cash flows from operating activities:
  Net income .......................................     $  5,037      $  3,742
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization expense ........        4,818         3,435
      Deferred income taxes ........................           47           320
      Gain on sale of property, plant and
        equipment ..................................          (34)           (7)
      Tax benefit of employee stock options
        exercised ..................................          211            20
      Amortization of premiums on marketable
        securities .................................         --              46
  Changes in operating assets and liabilities,
    net of effects from acquisitions:
      Accounts receivable ..........................      (23,366)       (7,890)
      Inventories ..................................       (2,718)       (3,536)
      Prepaid expenses and other assets ............         (323)            7
      Accounts payable .............................       30,608         8,919
      Accrued liabilities ..........................        1,599          (304)
      Income taxes .................................        2,568         2,017
                                                         --------      --------
          Net cash provided by operations ..........       18,447         6,769
                                                         --------      --------
Cash flows from investing activities:
  Capital expenditures, net ........................       (3,956)       (2,433)
  Additions to capitalized software ................         (734)         --
  Proceeds from sale of marketable securities ......         --          11,385
  Acquisitions, net of cash acquired ...............      (48,000)      (70,646)
                                                         --------      --------
          Net cash used in investing activities ....      (52,690)      (61,694)
                                                         --------      --------
Cash flows from financing activities:
  Debt issuance costs ..............................         (152)         (390)
  Proceeds from issuance of debt ...................       25,000        40,000
  Proceeds from exercise of employee stock options .          438            33
  Principal payments on long-term debt .............       (2,036)          (52)
                                                         --------      --------
          Net cash provided by financing activities        23,250        39,591
                                                         --------      --------
Net decrease in cash and cash equivalents ..........      (10,993)      (15,334)
  Cash and cash equivalents at beginning of year ...       23,077        21,029
                                                         --------      --------
  Cash and cash equivalents at March 31 ............     $ 12,084      $  5,695
                                                         ========      ========
Supplemental disclosures of cash flow information:
  Income taxes paid ................................     $     57      $      9
                                                         ========      ========
  Interest paid ....................................     $  1,610      $  1,217
                                                         ========      ========

     See accompanying notes to condensed consolidated financial statements.

                  BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

      Benchmark Electronics, Inc. (the Company) is a Texas corporation which provides electronics manufacturing and design services to original equipment manufacturers (OEMs) in select industries, including enterprise computer, telecommunications, medical device, industrial control and testing instrumentation.

      The condensed consolidated financial statements included herein have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all normal and recurring adjustments which in the opinion of management are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

NOTE 2 - EARNINGS PER SHARE

      Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding stock options to purchase common stock. Incremental shares of 1,047,686 and 668,494 for the three months ended March 31, 1999 and 1998, respectively, were used in the calculation of diluted earnings per share. Options to purchase 147,000 shares of common stock for the three-month period ended March 31, 1998, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common stock.

NOTE 3 - BORROWING FACILITIES

      In order to finance a portion of the cash consideration for the acquisition of EMD Technologies, Inc. (EMD) on July 30, 1996, the Company issued a $30 million, 8.02% Senior Note due 2006 (the Senior Note) to Northwestern Mutual Life Insurance Company. The Senior Note is unsecured and guaranteed by each of the Company's United States subsidiaries. Principal on the Senior Note is payable in annual installments of $5.0 million beginning July 31, 2001 with a final installment on the unpaid principal amount due July 31, 2006. Interest on the Senior Note is payable semi-annually on January 31 and July 31. The purchase agreement relating to the Senior Note (the Purchase Agreement) includes customary affirmative and negative covenants and restricts the ability of the Company to incur additional debt and to pay dividends. Upon any prepayment of all or a portion of the Senior Note, the Company is obligated to pay the holder a premium on the amount prepaid. The Purchase Agreement contains a provision that in the event of a change of control (defined generally to mean the acquisition by a person or group (as defined in the Securities Exchange Act of 1934, as amended, and the rules and regulations thereunder) of beneficial ownership of more than 50% of the total voting power of the outstanding voting stock of the Company), the Company must offer to repurchase the Senior Note at par plus any prepayment penalty. As of March 31, 1999, the Company had $30 million outstanding under the Senior Note.

      In connection with the acquisition of Lockheed Commercial Electronics Company (LCEC) on February 23, 1998, the Company obtained $40 million through borrowings under a five-year term loan (the Term Loan) with a commercial bank. Principal on the Term Loan is payable in quarterly installments of $2.0 million with a final installment of the unpaid principal amount due March 31, 2003. The Term Loan bears interest, at the Company's option, at either the bank's Eurodollar rate plus .625% to 1.375% or its prime rate, and interest is payable quarterly. The margin on the Eurodollar rate fluctuates with the Company's ratio of debt to earnings before interest, taxes, depreciation and amortization (EBITDA). The Term Loan includes customary affirmative and negative covenants and restricts the Company's ability to incur additional indebtedness and to pay dividends. As of March 31, 1999, the Company had $22 million outstanding under the Term Loan bearing interest at rates ranging from 6.3125% to 7.75%.

      The Company has a $65 million revolving line of credit with a commercial bank. The Company is entitled to borrow under the line of credit up to the lesser of $65 million or the sum of 75% of its eligible accounts receivable and 25% of its eligible inventories. Interest on the line of credit is payable quarterly, at the Company's option, at either the bank's Eurodollar rate plus
 .88% to 1.63% or its prime rate. A commitment fee of 0.20% to 0.30% per annum on the unused portion of the line of credit is payable quarterly in arrears. The line of credit agreement contains certain financial covenants and restricts the ability of the Company to incur additional debt without the consent of the bank and to pay dividends. The line of credit matures on March 31, 2004. As of March 31, 1999, the Company had $25 million outstanding under this line of credit and $40 million available for future borrowings.

NOTE 4 - INVENTORIES

      Inventory costs are summarized as follows:

                                               MARCH 31,            DECEMBER 31,
                                                 1999                  1998
                                              -----------           ------------

Raw materials ....................            $57,952,000           $39,230,000
Work in process ..................             33,278,000            14,488,000
                                              -----------           -----------
                                              $91,230,000           $53,718,000
                                              ===========           ===========

NOTE 5 - INCOME TAXES

      Income tax expense consists of the following:

                                                       THREE MONTHS ENDED
                                                             MARCH 31,
                                                  ------------------------------
                                                     1999                1998
                                                  ----------          ----------
Federal - Current ......................          $2,305,000          $1,860,000
Foreign - Current ......................             105,000                --
State - Current ........................             427,000             185,000
Federal/State - Deferred ...............              47,000             320,000
                                                  ----------          ----------
     Total .............................          $2,884,000          $2,365,000
                                                  ==========          ==========

      Income tax expense differs from the amount computed by applying the U.S. federal statutory income tax rate to pretax income due to the impact of nondeductible amortization of goodwill, foreign income taxes, state income taxes, net of federal benefit and the benefit from the use of a foreign sales corporation and non-taxable interest earned on municipal investments.

      The Company considers earnings from its foreign subsidiary to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been made for these earnings. Upon distribution of foreign subsidiary earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to adjustment for foreign tax credits).

      In addition for a period of up to ten years the Company will be subject to taxes in a certain foreign location at rates substantially less than the normal tax rates for that jurisdiction. The effects of these reduced rates in income tax expense for the three months ended March 31, 1999 was not significant.

NOTE 6 - NEW ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. The Company currently does not hold or issue derivative financial instruments in the normal course of business. Accordingly, adoption of SFAS No. 133 as of January 1, 2000 is not expected to affect the Company's consolidated financial statements.

      In April 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-up Activities." SOP 98-5 requires all start-up costs related to new operations be expensed as incurred. In addition, all start-up costs that were capitalized in the past must be expensed when SOP 98-5 is adopted. The adoption of SOP 98-5 as of January 1, 1999 did not have a material impact on the Company's financial position, results of operations or liquidity.

NOTE 7 - ACQUISITIONS

      On March 1, 1999, the Company acquired certain plant and equipment and inventories from Stratus Computer Ireland (Stratus), a wholly-owned subsidiary of Ascend Communications, Inc. (Ascend) for approximately $48 million, subject to adjustment. The acquisition price was allocated $6.6 million to equipment, $34.8 million to inventories and $6.6 million to other current assets (the Company expects this amount to be remitted back to the Company as a final adjustment to the transaction). Stratus provided systems integration services for large and sophisticated fault-tolerant mainframe computers. In connection with the transaction, the Company entered into a three-year supply agreement to provide these system integration services to Ascend and Stratus Holding Limited and the Company hired approximately 260 employees. In conjunction with the purchase of the Stratus assets, the Company increased its revolving line of credit to $65 million and borrowed $25 million.

      On February 23, 1998, the Company completed its acquisition of LCEC for $70 million in cash. LCEC, situated in Hudson, New Hampshire, provides a broad range of services including printed circuit board assembly and test, system assembly and test, prototyping, depot repair, materials procurement, and engineering support services. The transaction was accounted for under the purchase method of accounting, and, accordingly, the results of operations of LCEC since February 23, 1998 have been included in the accompanying condensed consolidated statements of income. The acquisition resulted in goodwill of approximately $29.5 million that is being amortized on a straight-line basis over 15 years. In connection with the acquisition of LCEC, the Company obtained $40 million through borrowings under a five-year Term Loan with a commercial bank.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements regarding future financial condition and results of operations and the Company's business operations. The words "expect," "estimate," "anticipate," "predict," and similar expressions are intended to identify forward-looking statements. Such statements involve risks, uncertainties and assumptions. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation, the integration of the operations of LCEC and the assets in Ireland purchased from Stratus; changes in customer concentration; the absence of long term sales contracts; dependence on the growth of the enterprise computer, telecommunications, medical device, industrial control, and testing and instrumentation industries; availability of customer specified components; dependence on certain key executives; Year 2000 problems and competition from other providers of electronics manufacturing services. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

GENERAL

      The Company provides electronics manufacturing services to OEMs in select industries, including enterprise computer, telecommunications, medical device, industrial control, and testing and instrumentation industries. We offer a complete range of integrated electronics manufacturing services from initial product design to volume production and order fulfillment. We believe that we have developed particular strengths in the manufacturing process for large, complex, high-density assemblies. In addition, we offer advanced engineering services including product design, PCB layout, quickturn prototyping and test development. Throughout the production process, we offer logistics services, such as materials procurement, inventory management, packaging and distribution.

      Substantially all of the Company's manufacturing services are provided on a turnkey basis, whereby the Company purchases customer-specified components from its suppliers, assembles the components on finished printed circuit boards, performs post-production testing and provides the customer with production process and testing documentation. The Company offers its customers flexible, "just-in-time" delivery programs allowing product shipments to be closely coordinated with the customers' inventory requirements. In certain instances, the Company completes the assembly of its customers' products at the Company's facilities by integrating printed circuit board assemblies into other elements of the customers' products. The Company also provides manufacturing services on a consignment basis, whereby the Company, utilizing components provided by the customer, provides only assembly and post-production testing services. The Company operates a total of 39 surface mount production lines at its facilities in Angleton, Texas; Beaverton, Oregon; Hudson, New Hampshire; Winona, Minnesota; and Dublin, Ireland.

      Sales are recognized at the time products are shipped to customers and may vary depending on the timing of customers' orders, product mix and availability of component parts. Substantially all of the Company's business is performed on a turnkey basis, which involves the procurement of component parts. The gross profit margin for such materials is generally lower than the gross profit associated with the manufacturing process and other value-added services.

      We do not typically obtain long-term purchase orders or commitments from our customers. Instead we work with our customers to develop forecasts for future orders, which are not binding.

Customers may cancel their orders, change their orders, change production quantities from forecast volumes or delay production for a number of reasons beyond our control. Cancellations, reductions or delays by a significant customer or by a group of customers would have an adverse effect on us. In addition, as many of our costs and operating expenses are relatively fixed, a reduction in customer demand can adversely affect our gross margins and operating income.

      A substantial percentage of our sales have been made to a relatively small number of customers, and the loss of a major customer would adversely affect us. During the three months ended March 31, 1999, our three largest customers each represented in excess of 10% our sales and together represented 52% of the Company's sales. We expect to continue to depend on the sales from our largest customers and any material delay, cancellation or reduction of orders from these or other significant customers would have a material adverse effect on our results of operations. We are dependent on the continued growth, viability and financial stability of our customers, some of which operate in industries that are, to a varying extent, subject to technological change, vigorous competition and short product life cycles. When our customers are adversely affected by these factors, we may be similarly affected.

      We have made two significant acquisitions in the last fifteen months, and a total of three significant acquisitions since 1996. In addition, we may acquire the stock or assets of other companies in the future. The integration of acquired operations requires substantial management, financial and other resources and involves a number of risks and challenges, including:

    o  potential loss of key employees or customers of the acquired companies;

    o  diversion of management's attention;

    o  increased expenses and working capital requirements; and,

    o  increased exposure to Year 2000 or other risks.

The difficulties of integrating acquired businesses may be further complicated by geographic distances. Our most recent acquisition was in Dublin, Ireland, and we may make an acquisition in the Far East. During the integration process, other parts of our business could be disrupted and the financial performance of our business could be adversely affected. Our success is also dependent upon our ability to integrate any future acquisitions. Additional expansion or acquisitions would require investment of financial resources and may require debt or equity financing which could dilute our shareholders' interest in us. No assurance can be given that we will consummate any acquisitions in the future, or that any debt or equity financing required for future acquisitions will be available on terms acceptable to us.

      The following discussion should be read in conjunction with the unaudited financial statements of the Company included elsewhere in this report.

RECENT ACQUISITIONS

      On March 1, 1999, the Company acquired certain equipment and inventories from Stratus Computer Ireland (Stratus), a wholly-owned subsidiary of Ascend Communications, Inc. (Ascend) for approximately $48 million in cash, subject to adjustment. Based on March 31, 1999 estimates, the acquisition price was allocated $6.6 million to equipment, $34.8 million to inventories with an estimated$6.6 million to other current assets (as the Company expects this amount to be remitted back to the Company as a final adjustment to the transaction). Stratus provided systems integration services for large and sophisticated fault-tolerant mainframe computers. In connection with the transaction, the Company entered into a three-year supply agreement to provide these system integration services to Ascend and Stratus Holding Limited and the Company hired approximately 260 employees. In conjunction with the purchase of the Stratus assets, the Company increased its revolving line of credit to $65 million and borrowed $25 million. See Note 3 and Note 7 of Notes to Condensed Consolidated Financial Statements.

      On February 23, 1998, the Company acquired LCEC for $70 million in cash. LCEC, situated in Hudson, New Hampshire, is one of New England's largest electronics manufacturing services companies, providing a broad range of services including printed circuit board assembly and test, system assembly and test, prototyping, depot repair, materials procurement, and engineering support services. The transaction was accounted for under the purchase method of accounting, and, accordingly, the results of operations of LCEC since February 23, 1998 have been included in the Company's financial statements. The acquisition resulted in goodwill of approximately $29.5 million that is being amortized on a straight-line basis over 15 years. See Note 7 of Notes to Condensed Consolidated Financial Statements.In connection with the acquisition of LCEC, the Company obtained $40 million through borrowings under a five-year Term Loan with a commercial bank. See Note 3 of Notes to Condensed Consolidated Financial Statements and "Liquidity and Capital Resources".

      Completion of the acquisitions of LCEC and the assets in Ireland from Stratus and the inclusion of LCEC's operations and the operations of the system integration facility in Ireland in the Company's accounts subsequent to February 23, 1998 and March 1, 1999, respectively, are responsible for a substantial portion of the variations in the results of the Company's operations (including components thereof) for the three months ended March 31, 1999, as compared to the same period during the prior year. The effects of the acquisitions of the Stratus assets and LCEC on the Company's financial condition and its reported results of operations should be considered when reviewing the financial information contained herein.

RESULTS OF OPERATIONS

      The following table presents the percentage relationship that certain items in the Company's Condensed Consolidated Statements of Income bear to sales for the periods indicated:

                                                          THREE MONTHS ENDED
                                                                MARCH 31,
                                                         ---------------------
                                                          1999           1998
                                                         ------         ------
Sales ............................................        100.0%         100.0%
Cost of sales ....................................         90.0           89.9
                                                         ------         ------
      Gross profit ...............................         10.0           10.1
Selling, general and administrative expense ......          3.4            3.3
Amortization of goodwill .........................          0.6            0.5
                                                         ------         ------
      Income from operations .....................          6.0            6.3
Interest income ..................................          0.1            0.2
Interest expense .................................         (0.8)          (0.8)
                                                         ------         ------
      Income before income taxes .................          5.4            5.7
Income tax expense ...............................          2.0            2.2
                                                         ------         ------
      Net income .................................          3.4%           3.5%
                                                         ======         ======

      Sales for the first quarter of 1999 were approximately $146.5 million, a 35.6% increase from sales of approximately $108.0 million for the same quarter in 1998. The net increase in sales resulted primarily from the acquisition of LCEC, the operation of the system integration facility in Ireland, existing customers, and the addition of new customers. The Company's results of operations are dependent upon the success of its customers and a prolonged period of reduced demand for its customers' products would have an adverse effect on the Company's business.

      Gross profit increased 34.7% to approximately $14.7 million in the first quarter of 1999 from approximately $10.9 million in the same quarter in 1998. The increase in gross profit was due primarily to the higher sales volumes attributable to the LCEC acquisition and the operation of the new system integration facility in Ireland, along with changes in product and customer mix occurring in the ordinary course of business. Gross profit as a percentage of sales decreased from 10.1% for the first quarter of 1998 to 10.0% for the first quarter of 1999. The Company's gross margin reflects a number of factors, including product mix, the level of start up costs and efficiencies associated with new programs, capacity utilization of surface mount and other equipment, and pricing within the electronics industry. All of these factors are continually changing and are interrelated, making it impracticable to determine separately the effect of each factor. The decrease in gross profit as a percentage of sales during the quarter ended March 31, 1999 as compared to the same period in 1998 was due to lower margins on LCEC programs and the system integration facility in Ireland, changes in the product mix and the initiation of new programs.

      Selling, general and administrative expenses were $5.0 million in the first quarter of 1999, an increase of 40.4% from $3.5 million for the same quarter in 1998. Selling, general and administrative expenses as a percentage of sales increased from 3.3% for the first quarter of 1998 to 3.4% for the first quarter of 1999. In order to satisfy the increased level of business activity and to continue the development and improvement of the systems and processes necessary to accommodate future growth, the Company has continued to add personnel. The increase in selling, general and administrative expenses during the three-month period of 1999 reflects these additional personnel and related departmental expense, as well as the additional administrative expenses resulting from the inclusion of LCEC for a full three-month period in 1999 and the inclusion of the system integration facility. The Company anticipates selling, general and administrative expenses will continue to increase in nominal terms as the Company continues to build the internal management and support systems necessary to support higher sales levels.

      The amortization of goodwill for the three-month periods ended March 31, 1999 and 1998 was $910,000 and $585,000, respectively. The increase was due to the acquisition of LCEC on February 23, 1998.

      Interest expense for the three-month periods ended March 31, 1999 and 1998 was $1,125,000 and $902,000, respectively. The increase was due to the additional debt incurred in connection with the purchase of the assets in Ireland from Stratus on March 1, 1999 and the acquisition of LCEC on February 23, 1998.

      Interest income was approximately $138,000 and $168,000, respectively, for the three-month periods ended March 31, 1999 and 1998. The decrease was due to the use of a portion of the Company's cash and cash equivalents to fund the purchase of the assets in Ireland from Stratus on March 1, 1999.

      Income tax expense for the three-month periods ended March 31, 1999 and 1998 was $2,884,000 and $2,365,000, respectively. The increase was due to higher pre-tax income and nondeductible amortization of goodwill, partially offset by lower foreign tax rates applicable to a portion of pretax income in 1999.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has financed its growth and operations through funds generated from operations, proceeds from the sale of its common stock and funds borrowed under its credit facilities.

      Cash provided by operating activities was $18.4 million and $6.8 million for the three months ended March 31, 1999 and 1998, respectively. The increase in cash provided by operations was primarily the result of increases in net income, depreciation and amortization, and increases in accounts payable partially offset by increases in accounts receivable and inventories. The Company's accounts payable, accounts receivables, and inventories have increased $30.6 million, $23.4 million, and $2.7 million (net of effects from purchase of assets from Stratus), respectively, during the first three months of 1999, reflecting the Company's increased sales and backlog as compared to the corresponding period in the prior year. The Company is continuing the practice of purchasing components only after customer orders are received, which mitigates, but does not eliminate, the risk of loss on inventories. Supplies of electronic components and other materials used in operations are subject to industry-wide shortages. In certain instances, suppliers may allocate available quantities to the Company that may not meet Company requirements. The Company has not experienced significant supply constraints in the recent past.

      Cash used in investing activities was $52.7 million and $61.7 million for the three months ended March 31, 1999 and 1998, respectively. On March 1, 1999, the Company completed the purchase of inventories and plant and equipment from Stratus for $48 million in cash. See Note 7 of Notes to Condensed Consolidated Financial Statements. Capital expenditures of $4.0 million for the three months ended March 31, 1999, were primarily concentrated in test equipment. Capitalized software costs of $0.7 million for the three months ended March 31, 1999, were for the purchase and implementation of the Company's Enterprise Resource Planning System.

      Cash provided by financing activities was $23.3 million and $39.6 million for the three months ended March 31, 1999 and 1998, respectively. In connection with the purchase of the assets from Stratus on March 1, 1999, the Company increased its revolving line of credit to $65 million and borrowed $25 million. The Company made principal payments on long-term debt totaling $2.0 million during the three months ended March 31, 1999.

      The Company has a $65 million revolving line of credit with a commercial bank. The Company is entitled to borrow under the line of credit up to the lesser of $65 million or the sum of 75% of its eligible accounts receivable and 25% of its eligible inventories. Interest on the line of credit is payable quarterly, at the Company's option, at either the bank's Eurodollar rate plus
 .88% to 1.63% or its prime rate. A commitment fee of 0.20% to 0.30% per annum on the unused portion of the line of credit is payable quarterly in arrears. The line of credit agreement contains certain financial covenants and restricts the ability of the Company to incur additional debt without the consent of the bank and to pay dividends. The line of credit matures on March 31, 2004. As of March 31, 1999, the Company had $25 million outstanding under this line of credit with $40 million available for future borrowings.

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

      The Company may require additional capital to finance further enhancements to or acquisitions or expansions of its manufacturing capacity. Management believes that the level of working capital will continue to grow at a rate generally consistent with the growth of the Company's operations. Although no assurance can be given that future financing will be available on terms acceptable to the Company, the Company may seek additional funds from time to time through public or private debt or equity offerings or through bank borrowings to the extent permitted by its existing debt agreements. Management believes that the existing cash balances, proceeds from an expected equity offering, funds generated from operations, and borrowings under the Company's credit facility will be sufficient to permit the Company to meet its liquidity requirements for the foreseeable future.

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

      In addition, the Company has selected Baan U.S.A., Inc. to provide an Enterprise Resource Planning System, which will be Year 2000 compliant, to improve processes and to increase efficiencies. All necessary Year 2000 upgrades of major systems, including those supplied by vendors, have been identified and conversion strategies have been developed and are under deployment.

COSTS TO ADDRESS THE YEAR 2000 ISSUE

      The estimated total cost to address the Company's Year 2000 issues, including the cost associated with the new Enterprise Resource Planning System, is approximately $13.5 million. Costs incurred and expected to be incurred consist primarily of the cost of Company personnel involved in updating applications and operating systems and the costs of software updates and patches (many of which are provided free of charge from the vendors). The estimated total cost associated with the purchase and implementation of the new Enterprise Resource Planning System is approximately $13 million. The costs of this software will be capitalized and amortized over the estimated useful life of the software, and costs associated with the preliminary project stage and post-implementation stage has been and will be expensed as incurred. The year 2000 component of this system can not be readily segregated from the total cost of the company-wide Enterprise Resource Planning System implementation. The total amount expended on Year 2000 issues and the new Enterprise Resource Planning System through March 31, 1999, is approximately $10 million, of which $9.7 million related to the new Enterprise Resource Planning System implementation and approximately $300,000 related to the cost of identifying and communicating with third parties and installing software patches. The costs of the Year 2000 process and the timetable on which the Company believes it will complete any Year 2000 modifications are based on management's best estimates, which are derived utilizing a number of assumptions of future events, including the availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties. In addition, there can be no assurance that the systems of other companies on which the Company's systems rely will be converted on a timely basis or that such failure by another company to convert would not have an adverse effect on the Company's systems.

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

CONTINGENCY PLANS

      The steps taken by the Company to address the Year 2000 issues are expected to reduce significantly the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its material third party suppliers and customers. The Company believes that, with the completion of identifying and communicating with third parties as scheduled, the possibility of significant interruptions of normal operations should be reduced.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

      Certain financial instruments used to obtain capital are subject to market risks from fluctuations in interest rates. As of March 31, 1999, the Company has $30.3 million of fixed rate financial instruments and $47.0 million of variable rate financial instruments.

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

                           PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.

             27.1   Financial Data Schedule.


         (b) Reports on Form 8-K.

             The Company filed a Current Report on Form 8-K dated March 1, 1999 with the Securities and Exchange Commission during the quarter ended March 31, 1999 which Report reported on the Company's purchase of certain assets of the Stratus manufacturing facility in Dublin, Ireland.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 30, 1999.

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