Form 10-Q
period 1999-06-30
BENCHMARK ELECTRONICS INC
filed 1999-08-02
CIK 863436

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999 COMMISSION FILE
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

                                  Yes [X]   No [ ]

      As of July 28, 1999 there were 15,214,663 shares of Common Stock, par value $0.10 per share, outstanding.

                        PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (AMOUNTS IN THOUSANDS)

                                                                          JUNE 30,        DECEMBER 31,
                                                                            1999             1998
                                                                        ------------      ------------
                                                                        (UNAUDITED)
ASSETS
  Current assets:
    Cash and cash equivalents .....................................       $  44,863        $  23,077
    Accounts receivable, net ......................................          87,932           57,179
    Income taxes receivable .......................................             581            1,120
    Inventories ...................................................          90,437           53,718
    Prepaid expenses and other assets .............................           4,723            1,897
    Deferred tax asset ............................................           2,515            2,488
                                                                          ---------        ---------
           Total current assets ...................................         231,051          139,479
                                                                          ---------        ---------

  Property, plant and equipment, at cost ..........................          95,922           80,826
  Accumulated depreciation ........................................         (42,838)         (35,264)
                                                                          ---------        ---------
           Net property, plant and equipment ......................          53,084           45,562
                                                                          ---------        ---------

  Other assets, net ...............................................           9,513            7,948
  Goodwill, net ...................................................          47,087           48,907
                                                                          ---------        ---------

                                                                          $ 340,735        $ 241,896
                                                                          =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Current portion of long term debt .............................       $      19        $   8,200
    Accounts payable ..............................................          53,392           37,046
    Accrued liabilities ...........................................           9,378            7,968
                                                                          ---------        ---------
           Total current liabilities ..............................          62,789           53,214

  Long term debt, less current portion ............................          30,111           46,111
  Deferred income taxes ...........................................           4,697            4,570
  Shareholders' equity:
    Preferred shares, $0.10 par value; 5,000,000 shares
      authorized, none issued .....................................            --               --
    Common shares, $0.10 par value; 30,000,000 shares
      authorized; issued - 15,248,017 and 11,676,967, respectively;
      outstanding - 15,198,533 and 11,627,483, respectively .......           1,520            1,162
    Additional paid-in capital ....................................         164,296           70,159
    Retained earnings .............................................          77,442           66,800
    Less treasury shares, at cost; 49,484 shares ..................            (120)            (120)
                                                                          ---------        ---------
           Total shareholders' equity .............................         243,138          138,001
    Commitments and contingencies .................................
                                                                          ---------        ---------
                                                                          $ 340,735        $ 241,896
                                                                          =========        =========

     See accompanying notes to condensed consolidated financial statements.

                  BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                          JUNE 30,                          JUNE 30,
                                                                 --------------------------        --------------------------
                                                                    1999             1998            1999             1998
                                                                 ---------        ---------        ---------        ---------
Sales .....................................................      $ 162,621        $ 132,636        $ 309,167        $ 240,682
Cost of sales .............................................        145,767          119,955          277,623          217,096
                                                                 ---------        ---------        ---------        ---------
           Gross profit ...................................         16,854           12,681           31,544           23,586
Selling, general and administrative expense ...............          5,677            4,465           10,628            7,991
Amortization of goodwill ..................................            910              906            1,819            1,492
                                                                 ---------        ---------        ---------        ---------
           Income from operations .........................         10,267            7,310           19,097           14,103
Interest expense ..........................................         (1,190)          (1,286)          (2,315)          (2,188)
Interest income ...........................................            128               55              266              223
Other income (expense) ....................................           (394)              12             (316)              61
                                                                 ---------        ---------        ---------        ---------
           Income before income taxes .....................          8,811            6,091           16,732           12,199
Income tax expense ........................................          3,206            2,356            6,090            4,721
                                                                 ---------        ---------        ---------        ---------
           Net income .....................................      $   5,605        $   3,735        $  10,642        $   7,478
                                                                 =========        =========        =========        =========

Earnings per share:
           Basic ..........................................      $    0.44        $    0.32        $    0.87        $    0.65
           Diluted ........................................      $    0.41        $    0.31        $    0.80        $    0.61
                                                                 =========        =========        =========        =========
Weighted average number of shares outstanding:
           Basic ..........................................         12,756           11,581           12,209           11,578
           Diluted ........................................         13,789           12,099           13,256           12,199
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

                  BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                   SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                               ------------------------
                                                                                 1999            1998
                                                                               --------        --------

Cash flows from operating activities:
  Net income ............................................................      $ 10,642        $  7,478
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization expense .............................        10,173           8,074
      Deferred income taxes .............................................           100             869
      (Gain) loss on sale of property, plant and equipment ..............           (61)              4
      Tax benefit of employee stock options exercised ...................           261              34
      Amortization of premiums on marketable securities .................          --                46
  Changes in operating assets and liabilities, net of
    effects from acquisitions:
      Accounts receivable ...............................................       (30,753)          1,752
      Inventories .......................................................          (478)          8,248
      Prepaid expenses and other assets .................................        (2,824)            142
      Accounts payable ..................................................        16,346         (10,011)
      Accrued liabilities ...............................................         1,410             526
      Income taxes ......................................................           539            (976)
                                                                               --------        --------
          Net cash provided by operations ...............................         5,355          16,186
                                                                               --------        --------
Cash flows from investing activities:
  Capital expenditures, net .............................................        (9,787)         (4,574)
  Additions to capitalized software .....................................        (1,373)           --
  Redemption of marketable securities ...................................          --            11,385
  Acquisitions, net of cash acquired ....................................       (42,310)        (70,680)
                                                                               --------        --------
          Net cash used in investing activities .........................       (53,470)        (63,869)
                                                                               --------        --------
Cash flows from financing activities:
  Net proceeds from stock offering ......................................        93,694            --
  Debt issuance costs ...................................................          (152)           (390)
  Proceeds from issuance of debt ........................................        25,000          40,000
  Proceeds from exercise of employee stock options ......................           540             114
  Principal payments on long-term debt ..................................       (49,181)         (4,085)
                                                                               --------        --------
          Net cash provided by financing activities .....................        69,901          35,639
                                                                               --------        --------
Net increase (decrease) in cash and cash equivalents ....................        21,786         (12,044)
  Cash and cash equivalents at beginning of year ........................        23,077          21,029
                                                                               --------        --------
  Cash and cash equivalents at June 30 ..................................      $ 44,863        $  8,985
                                                                               ========        ========

Supplemental disclosures of cash flow information:
  Income taxes paid .....................................................      $  5,241        $  4,793
                                                                               ========        ========
  Interest paid .........................................................      $  2,449        $  1,501
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

NOTE 2 - EARNINGS PER SHARE

      Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding stock options to purchase common stock. Incremental shares of 1,046,888 and 621,591 for the six months ended June 30, 1999 and 1998, respectively, and 1,032,971 and 518,571 for the three months ended June 30, 1999 and 1998, respectively, were used in the calculation of diluted earnings per share. Options to purchase 372,000 and 147,000 shares of common stock for the three and six-month periods ended June 30, 1998, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common stock.

NOTE 3 - BORROWING FACILITIES

      In order to finance a portion of the cash consideration for the acquisition of EMD Technologies, Inc. (EMD) on July 30, 1996, the Company issued a $30 million, 8.02% Senior Note due 2006 (the Senior Note) to Northwestern Mutual Life Insurance Company. The Senior Note is unsecured and guaranteed by each of the Company's United States subsidiaries. Principal on the Senior Note is payable in annual installments of $5.0 million beginning July 31, 2001 with a final installment on the unpaid principal amount due July 31, 2006. Interest on the Senior Note is payable semi-annually on January 31 and July 31. The purchase agreement relating to the Senior Note (the Purchase Agreement) includes customary affirmative and negative covenants and restricts the ability of the Company to incur additional debt and to pay dividends. Upon any prepayment of all or a portion of the Senior Note, the Company is obligated to pay the holder a premium on the amount prepaid. The Purchase Agreement contains a provision that in the event of a change of control (defined generally to mean the acquisition by a person or group (as defined in the Securities Exchange Act of 1934, as amended, and the rules and regulations thereunder) of beneficial ownership of more than 50% of the total voting power of the outstanding voting stock of the Company), the Company must offer to repurchase the Senior Note at par plus any prepayment penalty. As of June 30, 1999, the Company had $30 million outstanding under the Senior Note.

      In connection with the acquisition of Lockheed Commercial Electronics Company (LCEC) on February 23, 1998, the Company obtained $40 million through borrowings under a five-year term loan (the Term Loan) with a commercial bank. In June 1999, the Company repaid all amounts outstanding under the Term Loan with the proceeds from a public offering of the Company's common stock. See Note 8.

      The Company has a $65 million revolving line of credit with a commercial bank. The Company is entitled to borrow under the line of credit up to the lesser of $65 million or the sum of 75% of its eligible accounts receivable and 25% of its eligible inventories. Interest on the line of credit is payable quarterly, at the Company's option, at either the bank's Eurodollar rate plus
 .88% to 1.63% or its prime rate. A commitment fee of 0.20% to 0.30% per annum on the unused portion of the line of credit is payable quarterly in arrears. The line of credit agreement contains certain financial covenants and restricts the ability of the Company to incur additional debt without the consent of the bank and to pay dividends. The line of credit matures on March 31, 2004. As of June 30, 1999, the Company had no borrowings outstanding under this line of credit and $65 million was available for future borrowings.

NOTE 4 - INVENTORIES

      Inventory costs are summarized as follows:

                                              JUNE 30,          DECEMBER 31,
                                                1999                1998
                                            -----------         -----------

     Raw materials ................         $63,914,000         $39,230,000
     Work in process ..............          26,523,000          14,488,000
                                            -----------         -----------
                                            $90,437,000         $53,718,000


NOTE 5 - INCOME TAXES

      Income tax expense consists of the following:

                                                    SIX MONTHS ENDED
                                                         JUNE 30,
                                                ---------------------------
                                                   1999             1998
                                                ----------       ----------

     Federal - Current ..................       $4,995,000       $3,406,000
     Foreign - Current ..................          315,000             --
     State - Current ....................          680,000          446,000
     Federal/State - Deferred ...........          100,000          869,000
                                                ----------       ----------
          Total .........................       $6,090,000       $4,721,000
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

      The Company considers earnings from its foreign subsidiary to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been made for these earnings. Upon distribution of foreign subsidiary earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (subject to adjustment for foreign tax credits).

      In addition, for a period of up to ten years the Company will be subject to taxes in Ireland at rates substantially less than the statutory tax rates for that jurisdiction. As a result of these reduced rates, income tax expense for the three and six-months ended June 30, 1999 is approximately $69,000 and $79,000 (approximately $.01 per share), respectively, lower than the amount computed by applying the statutory tax rates.

NOTE 6 - NEW ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. The Company currently does not hold or issue derivative financial instruments in the normal course of business. Accordingly, based on the Company's operations at June 30, 1999, adoption of SFAS No. 133 as of January 1, 2001 is not expected to affect the Company's consolidated financial statements.

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

NOTE 7 - ACQUISITIONS

      On March 1, 1999, the Company acquired certain equipment and inventories from Stratus Computer Ireland (Stratus), a wholly-owned subsidiary of Ascend Communications, Inc. (Ascend) for approximately $42.3 million in cash, as adjusted. The acquisition price was allocated $6.1 million to equipment and other assets, and $36.2 million to inventories. Stratus provided systems integration services for large and sophisticated fault-tolerant mainframe computers. In connection with the transaction, the Company entered into a three-year supply agreement to provide these system integration services to Ascend and Stratus Holdings Limited and the Company hired approximately 260 employees. In conjunction with the purchase of the Stratus assets, the Company increased its revolving line of credit to $65 million and borrowed $25 million.

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

NOTE 8 - STOCK OFFERING

      On June 3, 1999, the Company issued 3,525,000 shares of common stock in a public offering for net proceeds of approximately $93.7 million. The net proceeds to the Company from the offering have been used to repay indebtedness outstanding under the Company's bank credit facility, its Term Loan and for working capital and other general corporate purposes.

NOTE 9 - BUSINESS SEGMENTS AND GEOGRAPHIC AREAS

      The Company currently operates in two reportable operating segments Systems Integration and Box Build and Printed Circuit Boards. The Systems Integration and Box Build operating segment is located in the Company's Ireland facility and manufactures high-end computer systems for customers. Prior to the acquisition of the Stratus equipment and inventories the Company had only one operating segment.

      The measurement of profit or loss currently used to evaluate the results of operations for the operating segments is income (loss) before income taxes and unallocated corporate overhead. Sales between operating segments for the six months ended June 30, 1999 consisted of sales of printed circuit boards to the Systems Integration and Box Build segment and totaled $18.2 million. Transactions between segments are recorded at cost plus an applicable margin.

                                           SIX MONTHS ENDED
                                               JUNE 30,
                                                 1999

   Net sales to external customers:
      Systems Integration and Box Build ..................         $  54,359
      Printed Circuit Boards .............................           254,808
                                                                   ---------
              Total ......................................         $ 309,167
                                                                   =========

   Income (loss) before income taxes:
      Systems Integration and Box Build ..................         $   3,153
      Printed Circuit Boards .............................            14,134
      Unallocated corporate overhead .....................              (555)
                                                                   ---------
              Total ......................................         $  16,732
                                                                   =========

   Total assets as of June 30, 1999:
      Systems Integration and Box Build ..................         $  64,253
      Printed Circuit Boards .............................           265,211
      Corporate ..........................................            11,271
                                                                   ---------
              Total ......................................         $ 340,735
                                                                   =========

The Company currently has international operations in Ireland. For the six month period ended June 30, 1999, the Company's domestic sales totaled $254.8 million and its sales in Ireland totaled $54.4 million. During the six months ended June 30, 1999, the Company had export sales of approximately $10.4 million to Ireland, $261,000 to France, $210,000 to Canada, $19,000 to Japan, $10,000 to
Singapore, and $11,000 to Australia. During the six months ended June 30, 1998, the Company had export sales of approximately $45.4 million to Ireland, $422,000 to France, $991,000 to Canada, $20,000 to Japan, and $22,000 to Singapore.

NOTE 10 - SUBSEQUENT EVENT

      On July 2, 1999, the Company and J.M. Huber Corporation ("Seller") announced they had entered into a stock purchase agreement providing for the Company to acquire all of the outstanding capital stock of AVEX Electronics, Inc. and a wholly owned subsidiary of Seller to be formed for the purpose of succeeding to the ownership of certain non-U.S. holding and operating companies which currently are owned by another entity owned by Seller (collectively, AVEX). AVEX has manufacturing plants or design centers in the United States in Huntsville, Alabama and Pulaski, Tennessee, and elsewhere in Campinas, Brazil, Csongrad, Hungary, Guadalajara, Mexico, Cork, Ireland, Singapore, East Kilbride, Scotland, and Katrineholm, Sweden. In consideration of the capital stock of AVEX, the Company has agreed to pay $255 million in cash (less any indebtedness assumed), subject to certain adjustments, including a working capital adjustment, and to issue one million shares of Common Stock to the Seller. In order to finance the AVEX acquisition, the Company has secured (i) a commitment letter from a commercial bank for a revolving credit facility of up to $100 million and a term loan in the amount of $75 million, and (ii) a commitment letter from another commercial bank for a term loan in the amount of $125 million. On August 2, 1999, the Company announced its intention to engage in a capital markets transaction. If the Company receives $125 million in gross proceeds from the capital markets transaction, the second term loan will not be funded. The Company expects to close this transaction by the end of August 1999. The AVEX acquisition is to be accounted for using the purchase method of accounting.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements regarding future financial condition and results of operations and the Company's business operations. We have based these statements on our expectations about future events. The words "expect," "estimate," "anticipate," "predict" and similar expressions are intended to identify forward-looking statements. Such statements involve risks, uncertainties and assumptions. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation, the integration of the operations of LCEC and the assets in Ireland purchased from Stratus; completion of the pending acquisition of AVEX; integration of the operations of AVEX; the loss of a major customer; changes in customer concentration; the absence of long term sales contracts; dependence on the growth of the enterprise computer, telecommunications, medical device, industrial control, and testing and instrumentation industries; risks associated with our international operations; availability of customer specified components; dependence on certain key executives; Year 2000 problems; fluctuations in quarterly results; stock price volatility; and competition from other providers of electronics manufacturing services. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

GENERAL

      We are a leading provider of electronics manufacturing services (EMS). On July 2, 1999, we announced our intention to acquire AVEX Electronics, Inc. and certain related companies (collectively, AVEX), one of the largest privately-held contract manufacturers. This acquisition is significant because we believe it will place us in the top tier of EMS providers by giving us a global presence with 14 facilities in 8 countries and a sales base of approximately $1.4 billion on a pro forma basis for 1998. This acquisition expands our customer base to approximately 90 original equipment operators (OEMs) in a broader range of end user markets. Following the AVEX acquisition, we will service OEMs in the telecommunications, enterprise computer and peripherals, high-end video/audio/entertainment, computer and medical device, industrial control, and testing and instrumentation markets.

      With the AVEX acquisition, we will offer OEMs a turnkey EMS solution, from initial product design to volume production and direct order fulfillment. We provide advanced engineering services including product design, printed circuit board (PCB) layout, quick-turn prototyping and test development. We believe that the AVEX acquisition will allow us to complement our strengths in the manufacturing process for large, complex, high-density assemblies with AVEX's ability to manufacture high and low volume products in lower cost regions such as Latin America, Eastern Europe and Southeast Asia. As OEM's expand internationally, they are increasingly requiring their EMS partners to have strategic regional locations and global procurement abilities. We believe a global manufacturing solution increases our ability to be responsive to our customers' needs by providing accelerated time-to-market and time-to-volume production of high quality products. These enhanced capabilities should enable us to build stronger strategic relationships with our customers and to become a more integral part of their operations.

      Substantially all of our manufacturing services are provided on a turnkey basis, whereby we purchase customer-specified components from our suppliers, assemble the components on finished PCBs, perform post-production testing and provide our customer with production process and testing documentation. We offer our customers flexible, "just-in-time" delivery programs allowing product shipments to be closely coordinated with our customers' inventory requirements. In certain instances, we complete the assembly of our customers' products at our facilities by integrating printed circuit board assemblies into other elements of our customers' products. We also provide manufacturing services on a consignment basis, whereby we, utilizing components provided by the customer, provide only assembly and post-production testing services. We currently operate a total of 39 surface mount production lines at our facilities in Angleton, Texas; Beaverton, Oregon; Hudson, New Hampshire; Winona, Minnesota; and Dublin, Ireland.

      Sales are recognized at the time products are shipped to customers and may vary depending on the timing of customers' orders, product mix and availability of component parts. Substantially all of our business is performed on a turnkey basis, which involves the procurement of component parts. The gross profit margin for such materials is generally lower than the gross profit associated with the manufacturing process and other value-added services.

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

      A substantial percentage of our sales have been made to a relatively small number of customers, and the loss of a major customer would adversely affect us. During the six months ended June 30, 1999, our three largest customers each represented in excess of 10% our sales and together represented 50.7% of the Company's sales. We expect to continue to depend on the sales from our largest customers and any material delay, cancellation or reduction of orders from these or other significant customers would have a material adverse effect on our results of operations. We are dependent on the continued growth, viability and financial stability of our customers, some of which operate in industries that are, to a varying extent, subject to technological change, vigorous competition and short product life cycles. When our customers are adversely affected by these factors, we may be similarly affected.

      We have made two significant acquisitions in the last eighteen months, and a total of three significant acquisitions since 1996. The pending acquisition of AVEX represents our fourth significant acquisition and is much larger than any of our prior acquisitions. In addition, we may acquire the stock or assets of other companies in the future. The integration of acquired operations requires substantial management, financial and other resources and involves a number of risks and challenges, including:

    o   Potential loss of key employees or customers of the acquired companies;
    o   Diversion of management's attention;
    o   Increased expenses and working capital requirements; and
    o Increased exposure to Year 2000 and other risks, including the integration of different information systems.

The difficulties of integrating acquired businesses may be further complicated by size and geographic distances. Our most recent acquisition was in Dublin, Ireland, and we may make an acquisition in the Far East. During the integration process, other parts of our business could be disrupted and the financial performance of our business could be adversely affected. Our success is dependent upon our ability to integrate the pending AVEX acquisition and other acquisitions we may make in the future, with our existing operations. Additional expansion or acquisitions would require investment of financial resources and may require debt or equity financing which could dilute our shareholders' interest in us. No assurance can be given that we will consummate any acquisitions in the future, or that any debt or equity financing required for future acquisitions will be available on terms acceptable to us.

      The following discussion should be read in conjunction with the unaudited financial statements of the Company included elsewhere in this report.

PENDING AND RECENT ACQUISITIONS

            On July 2, 1999, we announced an agreement with J.M. Huber Corporation ("the Seller"), which provides for the acquisition of AVEX and certain related companies from the Seller. As consideration for the acquisition, the Company has agreed to pay the Seller $255 million in cash, less debt assumed and subject to certain adjustments, and to issue to the Seller one million shares of Benchmark's Common Stock. Completion of the acquisition of AVEX is subject to certain conditions. See Note 10 of Notes to Condensed Consolidated Financial Statements.

      On March 1, 1999, we acquired certain assets from Stratus Computer Ireland (Stratus), a wholly-owned subsidiary of Ascend Communications, Inc. (Ascend) for approximately $42.3 million in cash, as adjusted. The acquisition price was allocated $6.1 million to equipment and other assets, and $36.2 million to inventories. Stratus provided systems integration services for large and sophisticated fault-tolerant mainframe computers. In connection with the transaction, the Company entered into a three-year supply agreement to provide these system integration services to Ascend and Stratus Holdings Limited and the Company hired approximately 260 employees. In conjunction with the purchase of the Stratus assets, the Company increased its revolving line of credit to $65 million and borrowed $25 million. See Note 3 and Note 7 of Notes to Condensed Consolidated Financial Statements.

      On February 23, 1998, we acquired LCEC for $70 million in cash. LCEC, situated in Hudson, New Hampshire, was one of New England's largest electronics manufacturing services companies, providing a broad range of services including printed circuit board assembly and test, system assembly and test, prototyping, depot repair, materials procurement, and engineering support services. The transaction was accounted for under the purchase method of accounting, and, accordingly, the results of operations of LCEC since February 23, 1998 have been included in the Company's financial statements. The acquisition resulted in goodwill of approximately $29.5 million that is being amortized on a straight-line basis over 15 years. See Note 7 of Notes to Condensed Consolidated Financial Statements. In connection with the acquisition of LCEC, the Company obtained $40 million through borrowings under a five-year Term Loan with a commercial bank. See Note 3 of Notes to Condensed Consolidated Financial Statements and "Liquidity and Capital Resources".

      The inclusion of LCEC's operations and the operations of the system integration facility in Ireland in the Company's accounts are responsible for a substantial portion of the variations in the results of the Company's operations (including components thereof) from period to period. The effects of the acquisitions of the Stratus assets and LCEC on the Company's financial condition and its reported results of operations should be considered when reviewing the financial information contained herein.

      The acquisition of AVEX will constitute a significant expansion of the Company's operations. Accordingly, the potential effect of the AVEX acquisition on the Company's future financial condition, liquidity and future results of operations should be considered when reviewing the historical financial information and related discussions set forth in the following section.

RESULTS OF OPERATIONS

      The following table presents the percentage relationship that certain items in the Company's Condensed Consolidated Statements of Income bear to sales for the periods indicated:

                                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                     JUNE 30,                      JUNE 30,
                                                            ------------------------       -------------------------
                                                              1999           1998            1999             1998
                                                            --------       ---------       ---------       ---------
   Sales .............................................       100.0%          100.0%          100.0%          100.0%
   Cost of sales .....................................        89.6            90.4            89.8            90.2
                                                             -----           -----           -----           -----
              Gross profit ...........................        10.4             9.6            10.2             9.8
   Selling, general and administrative expense .......         3.5             3.4             3.4             3.3
   Amortization of goodwill ..........................         0.6             0.7             0.6             0.7
                                                             -----           -----           -----           -----
              Income from operations .................         6.3             5.5             6.2             5.9
   Interest expense ..................................        (0.8)           (0.9)           (0.7)           (0.9)
   Interest income ...................................         0.1             0.0             0.0             0.1
   Other income (expense) ............................        (0.2)            0.0            (0.1)            0.0
                                                             -----           -----           -----           -----
              Income before income taxes .............         5.4             4.6             5.4             5.1
   Income tax expense ................................         2.0             1.8             2.0             2.0
                                                             -----           -----           -----           -----
              Net income .............................         3.4%            2.8%            3.4%            3.1%
                                                             =====           =====           =====           =====

      Sales for the second quarter of 1999 were approximately $162.6 million, a 22.6% increase from sales of approximately $132.6 million for the same quarter in 1998. Sales for the first six months of 1999 were approximately $309.2 million, a 28.5% increase from sales of $240.7 million for the same period of 1998. The net increases in sales resulted primarily from the acquisition of LCEC, the operation of the system integration facility in Ireland, existing customers, and the addition of new customers. The Company's results of operations are dependent upon the success of its customers, and a prolonged period of reduced demand for its customers' products would have an adverse effect on the Company's business. During the six months ended June 30, 1999, the Company's three largest customers each represented in excess of 10% of our sales and represented 50.7% of the Company's sales in the aggregate. The loss of a major customer, if not replaced, would adversely affect the Company.

      Gross profit increased 32.9% to approximately $16.9 million in the second quarter of 1999 from approximately $12.7 million in the same quarter in 1998. Gross profit increased 33.7% to $31.5 million during the first six months of 1999 from $23.6 million for the same period in 1998. The increases in gross profit were due primarily to the higher sales volumes attributable to the LCEC acquisition and the operation of the new system integration facility in Ireland, along with changes in product and customer mix occurring in the ordinary course of business. Gross profit as a percentage of sales increased from 9.6% for the second quarter of 1998 to 10.4% for the second quarter of 1999. Gross profit as a percentage of sales increased from 9.8% for the first six months of 1998 to 10.2% for the first six months of 1999. The Company's gross margin reflects a number of factors, including product mix, the level of start up costs and efficiencies associated with new programs, capacity utilization of surface mount and other equipment, and pricing within the electronics industry. All of these factors are continually changing and are interrelated, making it impracticable to determine with precision the separate effect of each factor. The Company attributes the increase in gross profit as a percentage of sales during the quarter and six months ended June 30, 1999, as compared to the same periods in 1998, to improved capacity utilization.

      Selling, general and administrative expenses were $5.7 million in the second quarter of 1999, an increase of 27.2% from $4.5 million for the same quarter in 1998. Selling, general and administrative expenses were $10.6 million for the first six months of 1999, an increase of 33.0% from $8.0 million for the same period in 1998. Selling, general and administrative expenses as a percentage of sales increased from 3.4% for the second quarter of 1998 to 3.5% for the second quarter of 1999. Selling, general and administrative expenses increased from 3.3% for the first six months of 1998 to 3.4% of sales for the six months ended June 30, 1999. In order to satisfy the increased level of business activity and to continue the development and improvement of the systems and processes necessary to accommodate future growth, the Company has continued to add personnel. The increases in selling, general and administrative expenses during the quarter and six months ended June 30, 1999 reflect these additional personnel and related departmental expense, as well as the additional administrative expenses resulting from the inclusion of LCEC for a full six-month period in 1999 and the inclusion of the systems integration facility from March 1, 1999. The Company anticipates selling, general and administrative expenses will continue to increase in nominal terms as the Company continues to build the internal management and support systems necessary to support higher sales levels and the integration of AVEX.

      The amortization of goodwill for the three and six-month periods ended June 30, 1999 was $910,000 and $1,819,000, respectively, compared to $906,000 and $1,492,000, respectively for the same periods of 1998. The increases are attributable to the acquisition of LCEC on February 23, 1998.

       Interest expense for the quarters ended June 30, 1999 and 1998 was $1.2 million and $1.3 million, respectively. The modest decrease was due to the repayment of the Term Loan in June 1999. For the six months ended June 30, 1999, interest expense increased to $2.3 million from $2.2 million for the same period in 1998, as a result of the additional debt incurred in connection with the purchase of the assets in Ireland from Stratus on March 1, 1999 and the acquisition of LCEC on February 23, 1998.

      Interest income was approximately $128,000 and $55,000, respectively, for the three-month periods ended June 30, 1999 and 1998, and approximately $266,000 and $223,000, respectively, for the six-month periods ended June 30, 1999 and 1998. The increase in interest income was due to the interest earned on cash equivalents from the proceeds of the public offering of the Company's common stock in June 1999.

      Other income declined from approximately $12,000 during the three months ended June 30, 1998 to a loss of approximately $394,000 during the same period in 1999. Similarly, other income declined from approximately $61,000 during the six months ended June 30, 1998 to a loss of approximately $316,000 during the same period in 1999. The decreases during 1999 were due to foreign exchange losses incurred by the Company.

      Income tax expense for the three-month periods ended June 30, 1999 and 1998 was $3.2 million and $2.4 million, respectively. Income tax expense for the six-month periods ended June 30, 1999 and 1998 was $6.1 million and $4.7 million, respectively. The increase was due to higher pretax income and nondeductible amortization of goodwill, partially offset by lower foreign tax rates applicable to a portion of pretax income in 1999.


LIQUIDITY AND CAPITAL RESOURCES

      The Company has financed its growth and operations through funds generated from operations, proceeds from the sale of its common stock and funds borrowed under its credit facilities.

      Cash provided by operating activities was $5.4 million and $16.2 million for the six months ended June 30, 1999 and 1998, respectively. The decrease in cash provided by operations was primarily the result of increases in accounts receivable and inventories partially offset by increases in net income, depreciation and amortization, accounts payable and accrued liabilities. The Company's accounts payable, accounts receivable, and inventories have increased $16.3 million, $30.8 million, and $0.5 million (net of effects from purchase of assets from Stratus), respectively, during the first six months of 1999, reflecting the Company's increased sales and backlog as compared to the corresponding period in the prior year. The Company is continuing the practice of purchasing components only after customer orders are received, which mitigates, but does not eliminate, the risk of loss on inventories. Supplies of electronic components and other materials used in operations are subject to industry-wide shortages. In certain instances, suppliers may allocate available quantities to the Company that may not meet Company requirements. The Company has not experienced significant supply constraints in the recent past.

      Cash used in investing activities was $53.4 million and $63.9 million for the six months ended June 30, 1999 and 1998, respectively. On March 1, 1999, the Company completed the purchase of inventories and equipment from Stratus for $42.3 million in cash. See Note 7 of Notes to Condensed Consolidated Financial Statements. Capital expenditures of $9.8 million for the six months ended June 30, 1999, were primarily concentrated in test and computer equipment. Capitalized software costs of $1.4 million for the six months ended June 30, 1999, were for the implementation of the Company's Enterprise Resource Planning System.

      Cash provided by financing activities was $69.9 million and $35.6 million for the six months ended June 30, 1999 and 1998, respectively. In connection with the purchase of the assets from Stratus on March 1, 1999, the Company increased its revolving line of credit to $65 million and borrowed $25 million. In June 1999, the Company completed a public offering of 3,525,000 shares of its common stock and used a portion of the net proceeds of $93.7 million to repay borrowings under the bank credit facilities. The Company made principal payments on long-term debt totaling $49.1 million during the six months ended June 30, 1999.

      The Company has a $65 million revolving line of credit with a commercial bank. The Company is entitled to borrow under the line of credit up to the lesser of $65 million or the sum of 75% of its eligible accounts receivable and 25% of its eligible inventories. Interest on the line of credit is payable quarterly, at the Company's option, at either the bank's Eurodollar rate plus
 .88% to 1.63% or its prime rate. A commitment fee of 0.20% to 0.30% per annum on the unused portion of the line of credit is payable quarterly in arrears. The line of credit agreement contains certain financial covenants and restricts the ability of the Company to incur additional debt without the consent of the bank and to pay dividends. The line of credit matures on March 31, 2004. As of June 30, 1999, the Company had no borrowings outstanding under this line of credit.

      The Company's operations, and the operations of businesses it acquires, are subject to certain foreign, federal, state and local regulatory requirements relating to environmental, waste management, health and safety matters. The Company believes it operates in substantial compliance with all applicable requirements and the Company seeks to ensure that newly acquired businesses comply or will comply substantially with applicable requirements. However, material costs and liabilities may arise from these requirements or from new, modified or more stringent requirements in the future. In addition, past, current and future operations may give rise to claims of exposure by employees or the public, or to other claims or liabilities relating to environmental, waste management or health and safety concerns.

      The Company may require additional capital to finance further enhancements to or acquisitions or expansions of its manufacturing capacity. Management believes that the level of working capital will continue to grow at a rate generally consistent with the growth of the Company's operations. Although no assurance can be given that future financing will be available on terms acceptable to the Company, the Company may seek additional funds from time to time through public or private debt or equity offerings or through bank borrowings to the extent permitted by its existing and contemplated debt agreements.

      The Company has signed an agreement to purchase AVEX. In connection with this acquisition, the Company expects to incur $133 million in new bank debt, which will replace its current revolving credit facility and the $30 million Senior Note issued in connection with a prior acquisition. Additionally, the Company expects to issue $125 million in aggregate principal amount of convertible subordinated notes or to borrow additional bank debt in a like amount. The new bank credit facility is expected to be secured by accounts receivable and inventories and 100% of the capital stock of the Company's domestic subsidiaries and 65% of its foreign subsidiaries and to contain restrictions on the Company's ability to incur additional indebtedness and pay dividends. If less than $125 million aggregate principal amount of convertible subordinated notes are issued, the bank credit facility will also be secured by substantially all of the Company's other assets.

      Management believes that the existing cash balances, proceeds from the sale of the convertible subordinated notes, funds generated from operations, and borrowings under the Company's contemplated credit facility will be sufficient to permit the Company to meet its liquidity requirements for the foreseeable future. Management continually evaluates potential strategic acquisitions or investments, but at the present time, aside from the AVEX acquisition, we have no understandings, commitments or agreements with respect to any such acquisition or investment.

      Historically, the Company has not held or issued derivative financial instruments in the normal course of business. However, the Company is exposed to market risks, including changes in foreign currency exchange rates and interest rates, which may adversely affect its results of operations and financial position. In seeking to minimize the risks and/or costs associated with such activities, the Company manages exposure to changes in interest rates by balancing the amount of its borrowings between fixed rate and variable interest rates. The Company manages its exposure to foreign currency exchange rates by requiring customers to pay in U.S. dollars. Inflation and changing prices have not significantly affected the Company's operating results or the markets in which the Company performs services. Because of the international scope of AVEX's operations and its history of hedging against foreign currency risk, upon completion of the AVEX acquisition, the Company will consider the need to initiate a foreign currency risk management program.

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

COSTS TO ADDRESS THE YEAR 2000 ISSUE

      The estimated total cost to address the Company's Year 2000 issues, including the cost associated with the new Enterprise Resource Planning System, is approximately $13.5 million. Costs incurred and expected to be incurred consist primarily of the cost of Company personnel involved in updating applications and operating systems and the costs of software updates and patches (many of which are provided free of charge from the vendors). The estimated total cost associated with the purchase and implementation of the new Enterprise Resource Planning System is approximately $13 million. The costs of this software will be capitalized and amortized over the estimated useful life of the software, and costs associated with the preliminary project stage and post-implementation stage have been and will be expensed as incurred. The Year 2000 component of this system can not be readily segregated from the total cost of the company-wide Enterprise Resource Planning System implementation. The total amount expended on Year 2000 issues and the new Enterprise Resource Planning System through June 30, 1999, is approximately $10.8 million, of which $10.4 million related to the new Enterprise Resource Planning System implementation and approximately $400,000 related to the cost of identifying and communicating with third parties and installing software patches. The costs of the Year 2000 process and the timetable on which the Company believes it will complete any Year 2000 modifications are based on management's best estimates, which are derived utilizing a number of assumptions of future events, including the availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties. In addition, there can be no assurance that the systems of other companies on which the Company's systems rely will be converted on a timely basis or that such failure by another company to convert would not have an adverse effect on the Company's systems.

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

      Accordingly, and as the program is on schedule to be completed during the fall of 1999, the Company has not formulated a worst case scenario in the event its Year 2000 project is not completed in a timely manner. The Company has a contingency plan in place in the event all scheduled implementations are not completed by the end of 1999. All necessary Year 2000 upgrades of major systems and software patches, including those supplied by vendors, have been identified and conversion strategies are under deployment.

AVEX ELECTRONICS, INC. YEAR 2000 PLAN

      As described above, the Company has entered into an agreement to acquire AVEX. AVEX has intitiated a Year 2000 Plan to identify, assess, and remediate Year 2000 issues within each of its significant computer programs and certain equipment which contain microprocessors. The plan anticipates that by the third quarter of 1999 all phases will be complete. AVEX's current budget for the remaining costs of remediation (including replacement software and hardware) and testing, as set forth in the Year 2000 Plan, is $240,000. The cost and timing of AVEX's Year 2000 Plan is subject to the same types of uncertainties as are described for the Company's plan. Contingency plans are being developed in the event any critical supplier or customer is not compliant.

      We can offer no assurance of the status or completeness of AVEX's Year 2000 Plan. Should the AVEX Year 2000 Plan prove insufficient or not be completed in a timely manner, it could result in a material adverse effect on our business following the AVEX acquisition.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company has not held or issued derivative financial instruments in the normal course of business. However, the Company is exposed to market risks, including changes in foreign currency exchange rates and interest rates, which may adversely affect its results of operations and financial position. In seeking to minimize the risks and/or costs associated with such activities, the Company manages exposure to changes in interest rates by balancing the amount of its borrowings between fixed rate and variable interest rates. The Company manages its exposure to foreign currency exchange rates by requiring customers to pay in U.S. dollars.

      Certain financial instruments used to obtain capital are subject to market risks from fluctuations in interest rates. As of June 30, 1999, the Company has $30.1 million of fixed rate debt and no variable rate debt. However, the pending AVEX acquisition will substantially increase the Company's risk to changes in interest rates. In addition, the Company has $47 million of cash equivalents earning interest at variable rates.

      The Company has a subsidiary located in the Republic of Ireland. The Company predominantly conducts its foreign sales and purchase transactions in U.S. dollars. Other currency exchange risks are primarily limited to current liabilities payable in Irish pounds. Such amounts relate to foreign plant wages, taxes and facility operating costs. Accordingly, the Company does not expect that the effects of changes in currency exchange rates upon such non-U.S. dollar transactions would be material. The Company does not currently hedge against foreign currency translation risks and believes that foreign currency exchange risk is not significant to its operations. However, the pending AVEX acquisition will increase substantially the Company's foreign currency exchange risk. Because of the international scope of AVEX's operations and its history of hedging against foreign currency risk, upon completion of the AVEX acquisition, the Company will consider the need to initiate a foreign currency risk management program.

                         PART II - OTHER INFORMATION


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


      (a) - (c) At the Annual Meeting of Shareholders held on May 11, 1999, the Company's nominees for directors to serve until the 2000 Annual Meeting of Shareholders were elected, the appointment of KPMG LLP as the independent auditors for the Company for the fiscal year ending December 31, 1999 was ratified, and the Company's Employee Stock Purchase Plan was adopted. With respect to the election of directors, the voting was as follows:


    NOMINEE                        FOR                  WITHHELD
   ---------                     -------               ----------
John C. Custer                  8,670,262                136,595

Donald E. Nigbor                8,663,808                143,049

Steven A. Barton                8,661,508                145,349

Cary T. Fu                      8,661,608                145,249

Peter G. Dorflinger             8,673,562                133,295

Gerald W. Bodzy                 8,672,662                134,195

David H. Arnold                 8,663,808                143,049


With respect to the ratification of the appointment of KPMG LLP as the independent auditors of the Company, the voting was as follows:

  FOR             AGAINST        ABSTAIN
 -----          ----------      ---------
8,783,453          2,088         21,316


With respect to the adoption of the Company's Employee Stock Purchase Plan, the voting was as follows:

  FOR             AGAINST        ABSTAIN
 ------          ---------      ---------
8,580,845         122,660        103,352


      (d) Not applicable.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.

             27.1  Financial Data Schedule.

         (b) Reports on Form 8-K.

             No reports on Form 8-K were filed during the three months ended June 30, 1999.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 2, 1999.



                                          BENCHMARK ELECTRONICS, INC.
                                            (Registrant)


                                          By: /s/ DONALD E. NIGBOR
                                                  Donald E. Nigbor
                                                  President
                                                  (Principal Executive Officer)


                                          By: /s/ CARY T. FU
                                                  Cary T. Fu
                                                  Executive Vice President
                                                  (Principal Financial Officer)

                                EXHIBIT INDEX

    EXHIBIT
    NUMBER                         DESCRIPTION OF EXHIBIT
   ---------                      ------------------------

      27.1                         Financial Data Schedule.