Form 10-Q
period 1999-09-30
BENCHMARK ELECTRONICS INC
filed 1999-11-16
CIK 863436

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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


                                  Yes [X]  No [ ]

      As of November 12, 1999 there were 16,221,013 shares of Common Stock, par value $0.10 per share, outstanding.

                        PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                        (DOLLAR AMOUNTS IN THOUSANDS)

                                                                                  SEPTEMBER 30,         DECEMBER 31,
                                                                                      1999                 1998
                                                                                 ---------------       --------------
                                                                                   (UNAUDITED)
ASSETS
  Current assets:
    Cash and cash equivalents ...............................................        $  21,605            $  23,077
    Accounts receivable, net ................................................          225,205               57,179
    Income taxes receivable .................................................            2,712                1,120
    Inventories .............................................................          196,363               53,718
    Prepaid expenses and other current assets ...............................           18,201                1,897
    Deferred tax asset ......................................................            2,301                2,488
                                                                                     ---------            ---------
           Total current assets .............................................          466,387              139,479
                                                                                     ---------            ---------

  Property, plant and equipment, at cost ....................................          179,516               80,826
  Accumulated depreciation ..................................................          (49,759)             (35,264)
                                                                                     ---------            ---------
           Net property, plant and equipment ................................          129,757               45,562
                                                                                     ---------            ---------

  Other assets, net .........................................................           20,771                7,948
  Goodwill, net .............................................................          177,504               48,907
                                                                                     ---------            ---------

                                                                                     $ 794,419            $ 241,896
                                                                                     =========            =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long term debt .......................................        $  19,464            $   8,200
    Accounts payable ........................................................          202,542               37,046
    Accrued liabilities .....................................................           50,239                7,968
                                                                                     ---------            ---------
           Total current liabilities ........................................          272,245               53,214

Revolving line of credit ....................................................           60,400                 --
Long term debt, less current portion ........................................           85,111               46,111
Convertible subordinated notes ..............................................           80,200                 --
Deferred income taxes .......................................................            4,697                4,570
Other long term liability ...................................................           10,175                 --
  Shareholders' equity:
    Preferred shares, $0.10 par value; 5,000,000 shares
      authorized, none issued ...............................................             --                   --
    Common shares, $0.10 par value; 30,000,000 shares
      authorized; issued - 16,267,837 and 11,676,967, respectively;
      outstanding - 16,218,353 and 11,627,483, respectively .................            1,621                1,162
    Additional paid-in capital ..............................................          200,564               70,159
    Retained earnings .......................................................           78,778               66,800
    Accumulated other comprehensive income ..................................              748                 --
    Less treasury shares, at cost; 49,484 shares ............................             (120)                (120)
                                                                                     ---------            ---------
           Total shareholders' equity .......................................          281,591              138,001
    Commitments and contingencies
                                                                                     ---------            ---------
                                                                                     $ 794,419            $ 241,896
                                                                                     =========            =========

     See accompanying notes to condensed consolidated financial statements.

                  BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                     SEPTEMBER 30,
                                                               --------------------------        --------------------------
                                                                  1999             1998             1999            1998
                                                               ---------        ---------        ---------        ---------
Sales ...................................................      $ 229,870        $ 139,645        $ 539,037        $ 380,327
Cost of sales ...........................................        216,106          126,100          493,729          343,196
                                                               ---------        ---------        ---------        ---------
      Gross profit ......................................         13,764           13,545           45,308           37,131
Selling, general and administrative expense .............          8,642            4,767           19,269           12,758
Amortization of goodwill ................................          1,630              909            3,449            2,401
                                                               ---------        ---------        ---------        ---------
      Income from operations ............................          3,492            7,869           22,590           21,972
Interest expense ........................................         (2,625)          (1,175)          (4,940)          (3,363)
Interest income .........................................            328              120              594              343
Other income ............................................            788                8              472               69
                                                               ---------        ---------        ---------        ---------
      Income before income taxes ........................          1,983            6,822           18,716           19,021
Income tax expense ......................................            647            2,640            6,738            7,361
                                                               ---------        ---------        ---------        ---------
      Net income ........................................      $   1,336        $   4,182        $  11,978        $  11,660
                                                               =========        =========        =========        =========

Earnings per share:
      Basic .............................................      $    0.09        $    0.36        $    0.90        $    1.01
      Diluted ...........................................      $    0.08        $    0.35        $    0.83        $    0.96
                                                               =========        =========        =========        =========
Weighted average number of shares outstanding:
      Basic .............................................         15,626           11,602           13,360           11,586
      Diluted ...........................................         16,812           12,116           14,448           12,192
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

                  BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                   NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                               ---------------------------
                                                                                  1999              1998
                                                                               ---------         ---------
Cash flows from operating activities:
  Net income ...........................................................       $  11,978         $  11,660
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization expense ............................          19,407            12,340
      Deferred income taxes ............................................             314             1,412
      Gain on sale of property, plant and equipment ....................            (329)               (8)
      Tax benefit of employee stock options exercised ..................             320               194
      Amortization of premiums on marketable securities ................            --                  46
  Changes in operating assets and liabilities, net of effects from acquisitions:
      Accounts receivable ..............................................         (17,407)            1,053
      Inventories ......................................................          11,272            13,541
      Prepaid expenses and other assets ................................          (3,872)             (513)
      Accounts payable .................................................          29,514            (4,417)
      Accrued liabilities ..............................................           1,575             1,110
      Income taxes .....................................................          (2,198)           (1,010)
                                                                               ---------         ---------
          Net cash provided by operations ..............................          50,574            35,408
                                                                               ---------         ---------
Cash flows from investing activities:
  Capital expenditures, net ............................................         (17,020)           (8,148)
  Additions to capitalized software ....................................          (2,048)           (4,464)
  Redemption of marketable securities ..................................            --              11,385
  Acquisitions, net of cash acquired ...................................        (306,319)          (70,680)
                                                                               ---------         ---------
          Net cash used in investing activities ........................        (325,387)          (71,907)
                                                                               ---------         ---------


Cash flows from financing activities:
  Net proceeds from stock offering .....................................          93,692              --
  Debt issuance costs ..................................................          (7,945)             (390)
  Proceeds from issuance of debt .......................................         289,000            40,000
  Proceeds from exercise of employee stock options .....................             762               336
  Proceeds from employee stock purchases ...............................              77              --
  Principal payments on long-term debt .................................        (102,711)          (14,127)
                                                                               ---------         ---------
          Net cash provided by financing activities ....................         272,875            25,819
                                                                               ---------         ---------
Effect of exchange rates on cash .......................................             466              --
                                                                               ---------         ---------
Net decrease in cash and cash equivalents ..............................          (1,472)          (10,680)
  Cash and cash equivalents at beginning of year .......................          23,077            21,029
                                                                               ---------         ---------
  Cash and cash equivalents at September 30 ............................       $  21,605         $  10,349
                                                                               =========         =========

Supplemental disclosures of cash flow information:
  Income taxes paid ....................................................       $   8,185         $   6,649
                                                                               =========         =========
  Interest paid ........................................................       $   5,020         $   3,649
                                                                               =========         =========

     See accompanying notes to condensed consolidated financial statements.

                 BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

      Benchmark Electronics, Inc. (the Company) is a Texas corporation which provides electronics manufacturing and design services to original equipment manufacturers (OEMs) in select industries, including enterprise computer and peripherals, telecommunications, medical device, industrial control, testing and instrumentation, high-end video/audio/entertainment, and computer.

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

NOTE 2 - EARNINGS PER SHARE

      Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding stock options to purchase common stock. Incremental shares of 1,087,450 and 605,888 for the nine months ended September 30, 1999 and 1998, respectively, and 1,185,858 and 513,923 for the three months ended September 30, 1999 and 1998, respectively, were used in the calculation of diluted earnings per share. Options to purchase 213,000 and 290,000 shares of common stock for the three and nine-month periods ended September 30, 1998, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common stock for the respective periods. The effect of the if-converted method for the 6% Convertible Subordinated Notes (the Notes) is antidilutive and the weighted pro rata portion of 1,995,025 of potential common shares have not been considered in computing diluted earnings per share for the three and nine-month periods ended September 30, 1999.

NOTE 3 - BORROWING FACILITIES

      In connection with the acquisition of AVEX Electronics, Inc. and Kilbride Holdings B.V. (collectively, AVEX), the Company obtained $100 million through borrowings under a five-year term loan (the Term Loan) through a syndicate of commercial banks. Principal on the Term Loan is payable in quarterly installments beginning December 31, 1999 in annual amounts of $3 million in 1999, $16 million in 2000, $18 million in 2001, $20 million in 2002, $22 million in 2003 and $21 million in 2004. The Term Loan bears interest, at the Company's option, at either the bank's Eurodollar rate plus 1.25% to 2.50% or its prime rate plus 0.00% to 1.00%, based upon the Company's debt ratio as specified in the agreement and interest is payable quarterly. As of September 30, 1999, the Company had $100 million outstanding under the Term Loan, bearing interest at rates ranging from 7.875% to 8.000%.

      The Company has a $125 million revolving line of credit facility (the Revolving Credit Facility) with a commercial bank. The Company is entitled to borrow under the Revolving Credit

Facility up to the lesser of $125 million or the sum of 75% of its eligible accounts receivable, 45% of its eligible inventories and 50% of its eligible fixed assets. Interest on the Revolving Credit Facility is payable quarterly, at the Company's option, at either the bank's Eurodollar rate plus 1.25% to 2.50% or its prime rate plus 0.00% to 1.00%, based upon the Company's debt ratio as specified in the agreement. A commitment fee of 0.375% to 0.500% per annum on the unused portion of the Revolving Credit Facility is payable quarterly in arrears. The Revolving Credit Facility matures on September 30, 2004. As of September 30, 1999, the Company had $60.4 million outstanding under the Revolving Credit Facility, bearing interest at rates ranging from 7.9375% to 9.2500%, $5.2 million outstanding letters of credit and $59.4 million was available for future borrowings.

      The Term Loan and the Revolving Credit Facility (collectively the Facility) is secured by the Company's domestic inventory and accounts receivable, 100% of the stock of the Company's domestic subsidiaries, and 65% of the voting capital stock of each direct foreign subsidiary and substantially all of the other tangible and intangible assets of the Company and its domestic subsidiaries. The Facility contains customary financial covenants and restricts the ability of the Company to incur additional debt without the consent of the bank, to pay dividends, to sell assets, and to merge or consolidate with other persons.

      In August 1999, the Company issued $80.2 million principal amount of 6% Convertible Subordinated Notes due August 15, 2006 (the Notes). The Notes are convertible, unless previously redeemed or repurchased, at the option of the holder at any time after 90 days following the date of original issuance and prior to maturity, into shares of the Company's common stock at an initial conversion price of $40.20 per share, subject to adjustment in certain events. The Notes are convertible into a total of 1,995,025 shares of the Company's common stock. Interest is payable February 15 and August 15 each year, commencing on February 15, 2000.

NOTE 4 - INVENTORIES

      Inventory costs are summarized as follows:


                                           SEPTEMBER 30,        DECEMBER 31,
                                               1999                1998
                                           ------------         ------------

    Raw materials ................         $135,160,000         $ 39,230,000
    Work in process ..............           66,203,000           14,488,000
                                           ------------         ------------
                                           $201,363,000         $ 53,718,000
                                           ============         ============


NOTE 5 - INCOME TAXES

      Income tax expense consists of the following:

                                                    NINE MONTHS ENDED
                                                      SEPTEMBER 30,
                                               1999                 1998
                                            ----------           ----------

    Federal - Current ...............       $5,604,000           $5,266,000
    Foreign - Current ...............          435,000                 --
    State - Current .................          384,000              683,000
    Federal/State - Deferred ........          315,000            1,412,000
                                            ----------           ----------
         Total ......................       $6,738,000           $7,361,000
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

      The Company considers earnings from its foreign subsidiaries to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been made for these earnings. Upon distribution of foreign subsidiary earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (subject to adjustment for foreign tax credits).

      In addition, for a period of up to ten years the Company will be subject to taxes in Ireland at rates substantially less than the statutory tax rates for that jurisdiction. As a result of these reduced rates, income tax expense for the nine-months ended September 30, 1999 is approximately $74,000 (approximately $.01 per share) lower than the amount computed by applying the statutory tax rates.

NOTE 6 - NEW ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because of the international scope of AVEX's operations, the Company has initiated a foreign currency risk management program. The Company has not evaluated the effect of the adoption of SFAS No. 133 as of January 1, 2001 will have on the Company's consolidated financial statements.

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

NOTE 7 - ACQUISITIONS

      On August 24, 1999, the Company completed the acquisition of all of the outstanding capital stock of AVEX from J.M. Huber Corporation ("Seller"). AVEX has manufacturing plants or design centers in the United States in Huntsville, Alabama and Pulaski, Tennessee, and elsewhere in Campinas, Brazil, Csongrad, Hungary, Guadalajara, Mexico, Cork, Ireland, Singapore, East Kilbride, Scotland, and Katrineholm, Sweden. In consideration of the capital stock of AVEX, the Company paid $265.3 million in cash at closing, subject to certain adjustments, including a working capital adjustment, and issued one million shares of the Company's Common Stock to the Seller. In order to finance the AVEX acquisition, the Company (i) obtained a term loan from a commercial bank in the amount of $100 million, (ii) obtained a new revolving credit facility permitting draws of up to $125 million, subject to a borrowing base calculation, and borrowed $46 million under such facility and (iii) issued $80.2 million in convertible subordinated debt. In connection with the AVEX acquisition, the Company borrowed $30 million under the new revolving credit facility to refinance existing debt pursuant to the Company's prior Senior Note. The AVEX acquisition was accounted for using the purchase method of accounting, and, accordingly, the results of operations of AVEX since August 24, 1999 have been included in the accompanying condensed statements of income.

      The Company has not completed the final evaluation of the working capital adjustment, and the analysis to allocate the purchase prices to identifiable tangible and intangible assets and goodwill. The Company is awaiting finalization of certain appraisals and other information necessary to complete the purchase price allocation. Accordingly, at September 30, 1999, the allocation of the purchase price is based on preliminary estimates and subject to change. Goodwill is being amortized on a straight-line basis over 15 years.

      The net purchase price has been allocated based on preliminary estimates as follows:


    Working capital, other than cash ..................       $ 146,337,000
    Property, plant and equipment .....................          76,301,000
    Goodwill ..........................................         132,046,000
    Other assets ......................................           2,518,000
    Other liabilities .................................         (10,175,000)
    Long term debt ....................................          (4,575,000)
                                                              -------------
       Purchase price, net of cash received ...........       $ 342,452,000
                                                              =============

    Net cash portion of purchase price ................       $ 306,439,000
    Common stock issued ...............................          36,013,000
                                                              -------------
    Purchase price, net of cash received ..............       $ 342,452,000
                                                              =============


      The following summary pro forma condensed consolidated financial information reflects the acquisition of AVEX as if it had occurred on January 1, 1999 for purposes of the statements of operations. The summary pro forma information is not necessarily representative of what the Company's results of operations would have been had the AVEX acquisition in fact occurred on January 1, 1999 and is not intended to project the Company's results of operations for any future period or date.

      Pro forma condensed consolidated financial information for the period ended September 30, 1999 (unaudited):

                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                                 1999
                                                          --------------------

Net sales ............................................     $ 1,172,682,000
Gross profit .........................................     $    59,986,000
Income from operations ...............................     $     6,994,000
Net loss .............................................     $    (8,689,000)
Basic and diluted earnings per common share...........     $         (0.58)
Basic and diluted weighted average number of shares
 outstanding..........................................          15,009,000

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

      On February 23, 1998, the Company completed its acquisition of Lockheed Commercial Electronics Company (LCEC) for $70 million in cash. LCEC, situated in Hudson, New Hampshire, provides a broad range of services including printed circuit board assembly and test, system assembly and test, prototyping, depot repair, materials procurement, and engineering support services. The transaction was accounted for under the purchase method of accounting, and, accordingly, the results of operations of LCEC since February 23, 1998 have been included in the accompanying condensed consolidated statements of income. The acquisition resulted in goodwill of approximately $29.5 million that is being amortized on a straight-line basis over 15 years.

NOTE 8 - STOCK OFFERING

      On June 3, 1999, the Company issued 3,525,000 shares of common stock in a public offering and received net proceeds of approximately $93.7 million. The net proceeds to the Company from the offering have been used to repay indebtedness outstanding under the Company's bank credit facility, for the AVEX acquisition and for working capital and other general corporate purposes.

NOTE 9 - BUSINESS SEGMENTS AND GEOGRAPHIC AREAS

      The Company currently operates in two reportable operating segments - Systems Integration and Box Build and Printed Circuit Boards. Prior to the acquisition of AVEX and the Stratus equipment and inventories the Company had only one operating segment.

      The measurement of profit or loss currently used to evaluate the results of operations for the operating segments is income (loss) before income taxes and unallocated corporate overhead. Sales between operating segments for the three and nine months ended September 30, 1999 consisted of sales of printed circuit boards to the Systems Integration and Box Build segment and totaled $13.2 million and $31.4 million, respectively. Transactions between segments are recorded at cost plus an applicable margin.

                                                          THREE MONTHS ENDED        NINE MONTHS ENDED
                                                            SEPTEMBER 30,              SEPTEMBER 30,
                                                                1999                      1999
                                                         --------------------      -------------------
                                                                         (IN THOUSANDS)
   Net sales to external customers:
        Systems Integration and Box Build ..........          $  42,028                 $  96,387
        Printed Circuit Boards .....................            187,842                   442,650
                                                              ---------                 ---------
                  Total ............................          $ 229,870                 $ 539,037
                                                              =========                 =========


   Income (loss) before income taxes:
        Systems Integration and Box Build ..........          $    (154)                $   2,999
        Printed Circuit Boards .....................              3,325                    17,460
        Unallocated corporate overhead .............             (1,188)                   (1,743)
                                                              ---------                 ---------
                  Total ............................          $   1,983                 $  18,716
                                                              =========                 =========

   Total assets as of September 30, 1999:
        Systems Integration and Box Build ..........                  $  62,428
        Printed Circuit Boards .....................                    720,259
        Corporate ..................................                     11,732
                                                                      ---------
                  Total ............................                  $ 794,419
                                                                      =========

           The Company currently has international operations in Brazil, Hungary, Ireland, Mexico, Scotland, Singapore and Sweden. For the nine-month period ended September 30, 1999, the Company's domestic and international sales were as follows (in thousands):


   Net sales to external customers:
        Domestic ....................................      $400,159
        International ...............................       138,878
                                                           --------
                  Total .............................      $539,037
                                                           ========

   International sales by country:
        Ireland .....................................      $ 89,568
        Scotland ....................................        18,620
        Mexico ......................................        15,156
        Sweden ......................................         7,822
        Singapore ...................................         4,205
        Brazil ......................................         3,507
                                                           --------
                  Total .............................      $138,878
                                                           ========

 During the nine months ended September 30, 1999, the Company had export sales of approximately $11.1 million to Ireland, $4.0 million to Scotland, $2.9 million to Brazil, $438,000 to France, $267,000 to Canada, $121,000 to Israel, $32,000 to Japan, $11,000 to Singapore, $13,000 to Australia and $9,000 to Holland. During the nine months ended September 30, 1998, the Company had export sales of approximately $57.1 million to Ireland, $528,000 to France, $948,000 to Canada, $217,000 to Hong Kong, $20,000 to Japan, $57,000 to Singapore, $4,000 to Holland, and $3,000 to Australia.

NOTE 10 - COMPREHENSIVE INCOME

      Comprehensive income, which includes net income and the change in the cumulative translation adjustment, for the three and nine months ended September 30, 1999 was $2.1 million and $12.7 million, respectively. For the 1998 periods, comprehensive income and net income was the same.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following Management's Discussion and Analysis of Financial Condition and Results of Operations, and the discussion of market risk in Item 3 below, contains certain forward-looking statements regarding future financial condition and results of operations and the Company's business operations. We have based these statements on our expectations about future events. The words "may," "intend," "will," "expect," "anticipate," "objective," "projection," "forecast," "plan," "management believes," "estimate," "continue," "should," "strategy" or "position" or the negatives of those terms or other variations of them or by comparable terminology are intended to identify forward-looking statements. We have based these statements on our current expectations about future events. Although we believe that our expectations reflected in or suggested by our forward-looking statements are reasonable, we cannot assure you that these expectations will be achieved. Our actual results may differ materially from what we currently expect. Important factors which could cause our actual results to differ materially from the forward-looking statements include, without limitation, integration of the operations of AVEX Electronics, Inc. and Kilbride Holdings B.V. (AVEX); incurrence of operating losses at AVEX after our acquisition of

AVEX; the integration of the operations of Lockheed Commercial Electronics Company (LCEC) and the assets in Ireland purchased from Stratus Computer Ireland (Stratus); the loss of one or more of our major customers; changes in our customer concentration; the absence of long-term sales contracts with our customers; our dependence on the growth of the enterprise computer, telecommunications, medical device, industrial control, testing and instrumentation, networking/servers and high-end video/audio/entertainment industries; risks associated with international operations; the availability and cost of customer specified components; our dependence on certain key executives; the effects of domestic and foreign environmental laws; Year 2000 problems; fluctuations in our quarterly results of operation; the volatility of the price of our common stock; and competition from other providers of electronics manufacturing services. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

GENERAL

      We are one of the leading independent providers of electronics manufacturing services (EMS) with 14 facilities in 8 countries and a customer base of approximately 90 original equipment operators (OEMs) in a broader range of end user markets. We currently service OEMs in the enterprise computer and peripherals, telecommunications, medical device, industrial control, testing and instrumentation, high-end video/audio/entertainment, and computer markets.

      We offer OEMs a turnkey EMS solution, from initial product design to volume production and direct order fulfillment. We provide advanced engineering services including product design, printed circuit board (PCB) layout, quick-turn prototyping and test development. We believe that the AVEX acquisition will allow us to complement our strengths in the manufacturing process for large, complex, high-density assemblies with AVEX's ability to manufacture high and low volume products in lower cost regions such as Latin America, Eastern Europe and Southeast Asia. As OEM's expand internationally, they are increasingly requiring their EMS partners to have strategic regional locations and global procurement abilities. We believe a global manufacturing solution increases our ability to be responsive to our customers' needs by providing accelerated time-to-market and time-to-volume production of high quality products. These enhanced capabilities should enable us to build stronger strategic relationships with our customers and to become a more integral part of their operations.

      Substantially all of our manufacturing services are provided on a turnkey basis, whereby we purchase customer-specified components from our suppliers, assemble the components on finished PCBs, perform post-production testing and provide our customer with production process and testing documentation. We offer our customers flexible, "just-in-time" delivery programs allowing product shipments to be closely coordinated with our customers' inventory requirements. In certain instances, we complete the assembly of our customers' products at our facilities by integrating printed circuit board assemblies into other elements of our customers' products. We also provide manufacturing services on a consignment basis, whereby we, utilizing components provided by the customer, provide only assembly and post-production testing services. We currently operate a total of 49 surface mount production lines at our domestic facilities in Angleton, Texas; Beaverton, Oregon; Hudson, New Hampshire; Huntsville, Alabama; Pulaski, Tennesse; and Winona, Minnesota; and 32 surface mount production lines at our international facilities in Cork and Dublin, Ireland; Campinas, Brazil; Csongrad, Hungary; Guadalajara, Mexico; Singapore; East Kilbride, Scotland; and Katrineholm, Sweden.

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

      A substantial percentage of our sales have been made to a relatively small number of customers, and the loss of a major customer would adversely affect us. During the nine months ended September 30, 1999, our two largest customers each represented in excess of 10% our sales and together represented 43.6% of our sales. On a pro forma basis for the nine months ended September 30, 1999, the two largest customers of the Company and AVEX accounted for 24.4% of sales. We expect to continue to depend on the sales from our largest customers and any material delay, cancellation or reduction of orders from these or other significant customers, if not replaced, would have a material adverse effect on our results of operations. We are dependent on the continued growth, viability and financial stability of our customers, some of which operate in industries that are, to a varying extent, subject to technological change, vigorous competition and short product life cycles. When our customers are adversely affected by these factors, we may be similarly affected.

      We have made three significant acquisitions in the last two years, and a total of four significant acquisitions since 1996. In addition, we may acquire the stock or assets of other companies in the future. The integration of acquired operations requires substantial management, financial and other resources and involves a number of risks and challenges, including:

      o Potential loss of key employees or customers of the acquired companies;

      o     Diversion of management's attention;

      o     Increased expenses and working capital requirements; and

      o Increased exposure to Year 2000 and other risks, including the integration of different information systems.

The difficulties of integrating acquired businesses may be further complicated by size and geographic distances. Our most recent acquisition includes international locations in seven countries across Europe, South America, Asia and Latin America. During the integration process, other parts of our business could be disrupted and the financial performance of our business could be adversely affected. Our success is dependent upon our ability to integrate the AVEX acquisition and other acquisitions we may make in the future, with our existing operations. Additional expansion or acquisitions would require investment of financial resources and may require debt or equity financing which could dilute our shareholders' interest in us. No assurance can be given that we will consummate any acquisitions in the future, or that any debt or equity financing required for future acquisitions will be available on terms acceptable to us.

      The following discussion should be read in conjunction with the unaudited financial statements of the Company, and the notes thereto, included elsewhere in this report.

RECENT ACQUISITIONS

      On August 24, 1999, we completed the previously announced acquisition of AVEX from J.M. Huber Corporation (the "Seller"). As consideration for the acquisition, the Company paid the Seller $265.3 million in cash at closing, subject to certain adjustments, including a working capital adjustment, and issued to the Seller one million shares of the Company's Common Stock. In order to finance the AVEX acquisition, the Company (i) obtained a term loan from a commercial bank in the amount of $100 million, (ii) obtained a new revolving credit facility permitting draws of up to $125 million, subject to a borrowing base calculation, and borrowed $46 million under such facility and (iii) issued $80.2 million in convertible subordinated debt. In connection with the AVEX acquisition, the Company borrowed $30 million under the new revolving credit facility to refinance existing debt pursuant to the Company's prior Senior Note. See Note 7 of Notes to Condensed Consolidated Financial Statements.

      On March 1, 1999, we acquired certain assets from Stratus Computer Ireland (Stratus), a wholly-owned subsidiary of Ascend Communications, Inc. (Ascend) for approximately $42.3 million in cash, as adjusted. The acquisition price was allocated $6.1 million to equipment and other assets, and $36.2 million to inventories. Stratus provided systems integration services for large and sophisticated fault-tolerant mainframe computers. In connection with the transaction, the Company entered into a three-year supply agreement to provide these system integration services to Ascend and Stratus Holdings Limited and the Company hired approximately 260 employees. See Note 7 of Notes to Condensed Consolidated Financial Statements.

      The inclusion of AVEX's operations and the operations of the systems integration facility in Ireland in the Company's accounts are responsible for a substantial portion of the variations in the results of the Company's operations (including components thereof) from period to period. The effects of the acquisitions of the Stratus assets and AVEX on the Company's financial condition and its reported results of operations should be considered when reading the financial information contained herein.

      The acquisition of AVEX constitutes a significant expansion of the Company's operations. Accordingly, the potential effect of the AVEX acquisition on the Company's future financial condition, liquidity and results of operations should be considered when reading the historical financial information and related discussions set forth in the following section. See Note 7 of Notes to Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

      The following table presents the percentage relationship that certain items in the Company's Condensed Consolidated Statements of Income bear to sales for the periods indicated:

                                                              THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                    SEPTEMBER 30,
                                                           ----------------------            ----------------------
                                                            1999            1998              1999            1998
                                                           -----            -----            -----            -----
Sales .............................................        100.0%           100.0%           100.0%           100.0%
Cost of sales .....................................         94.0             90.3             91.6             90.2
                                                           -----            -----            -----            -----
      Gross profit ................................          6.0              9.7              8.4              9.8
Selling, general and administrative expense .......          3.8              3.4              3.6              3.4
Amortization of goodwill ..........................          0.7              0.7              0.6              0.6
                                                           -----            -----            -----            -----
      Income from operations ......................          1.5              5.6              4.2              5.8
Interest expense ..................................         (1.1)            (0.8)            (0.9)            (0.9)
Interest income ...................................          0.1              0.1              0.1              0.1
Other income ......................................          0.3              0.0              0.0              0.0
                                                           -----            -----            -----            -----
      Income before income taxes ..................          0.9              4.9              3.5              5.0
Income tax expense ................................          0.3              1.9              1.3              1.9
                                                           -----            -----            -----            -----
      Net income ..................................          0.6%             3.0%             2.2%             3.1%
                                                           =====            =====            =====            =====

      Sales for the third quarter of 1999 were approximately $229.9 million, a 64.6% increase from sales of approximately $139.6 million for the same quarter in 1998. Sales for the first nine months of 1999 were approximately $539.0 million, a 41.7% increase from sales of $380.3 million for the same period of 1998. The net increases in sales resulted primarily from the acquisition of AVEX, the operation of the systems integration facility in Dublin, Ireland, increased sales to existing customers, and the addition of new customers. The Company's results of operations are dependent upon the success of its customers, and a prolonged period of reduced demand for its customers' products would have an adverse effect on the Company's business. During the nine months ended September 30, 1999, the Company's two largest customers each represented in excess of 10% of our sales and represented 43.6% of the Company's sales in the aggregate. The loss of a major customer, if not replaced, would adversely affect the Company.

      One of AVEX's largest customers in 1998 has the right to terminate its inventory manufacturing agreement with AVEX in the event of a change of control of AVEX. Our acquisition of AVEX constituted a change of control of AVEX, entitling such customer to terminate its agreement with AVEX. This customer, like any customer, is not obligated to continue using AVEX in the future. Additionally, AVEX's largest customer in 1998 has substantially reduced its purchases from AVEX during 1999 as a result of changed circumstances affecting this customer's products, and another large customer is currently undergoing a period of organizational change and has reduced its purchases as a result.

      Gross profit increased 1.6% to approximately $13.8 million in the third quarter of 1999 from approximately $13.5 million in the same quarter in 1998. Gross profit increased 22.0% to $45.3 million during the first nine months of 1999 from $37.1 million for the same period in 1998. The increases in gross profit were due primarily to the higher sales volumes attributable to the AVEX acquisition and also to the operation of the new systems integration facility in Ireland and changes in product and customer mix occurring in the ordinary course of business. Gross profit as a percentage of sales decreased from 9.7% for the third quarter of 1998 to 6.0% for the third quarter of 1999. Gross profit as a percentage of sales decreased from 9.8% for the first nine months of 1998 to 8.4% for the first nine months of 1999. The Company's gross margin reflects a number of factors, including product mix, the level of start up costs and efficiencies associated with new programs, capacity utilization of surface mount and other equipment, and pricing within the electronics industry. All of these factors are continually changing and are interrelated, making it impracticable to determine with precision the separate effect of each factor. The Company attributes the decrease in gross profit as a percentage of sales during the quarter and nine months ended September 30, 1999, as compared to the same periods in 1998, to the slower ramping up of new projects which resulted in significant underabsorption of costs. Quarterly results also were adversely impacted by higher costs and lower than expected contribution from AVEX. The Company expects that a number of high dollar volume programs of AVEX will remain subject to contractual and competitive restraints on the margin that may be realized from such programs and that these restraints will exert downward pressure on the Companies margins in the near turn.

      We anticipate continued challenges during the fourth quarter with certain components, especially in light of the earthquake that occurred in Taiwan in September 1999, which affected the production of microchips and other components specified by our customers for their products. While the full effect of this natural disaster on us is not known at this time, we expect that prices for such components will increase, and that a temporary shortage of these components may occur. If such events were to occur, they would have an adverse effect on our results operations. At the present time, however, Benchmark is unable to predict the extent of any shortages or price increase or the effect on the Company.

      Selling, general and administrative expenses were $8.6 million in the third quarter of 1999, an increase of 81.3% from $4.7 million for the same quarter in 1998. Selling, general and administrative expenses were $19.3 million for the first nine months of 1999, an increase of 51.0% from $12.8 million for the same period in 1998. Selling, general and administrative expenses as a percentage of sales increased from 3.4% for the third quarter of 1998 to 3.8% for the third quarter of 1999 and increased from 3.4% for the first nine months of 1998 to 3.6% of sales for the nine months ended September 30, 1999. The increases in selling, general and administrative expenses during the quarter and nine months ended September 30, 1999 reflect the additional administrative expenses resulting from the acquisitions of AVEX, and the inclusion of the systems integration facility in Dublin, Ireland. In order to satisfy the increased level of business activity and to continue the development and improvement of the systems and processes necessary to accommodate future growth, the Company has continued to add personnel. The Company anticipates selling, general and administrative expenses will continue to increase as the Company continues to build the internal management and support systems necessary to support higher sales levels and the integration of AVEX.

      The amortization of goodwill for the three and nine-month periods ended September 30, 1999 was $1.6 million and $3.4 million, respectively, compared to $909,000 and $2.4 million, respectively for the same periods of 1998. The increases are attributable to the acquisition of AVEX on August 24, 1999 and LCEC on February 23, 1998.

      Interest expense for the quarters ended September 30, 1999 and 1998 was $2.6 million and $1.2 million, respectively. For the nine months ended September 30, 1999, interest expense increased to $3.4 million from $2.4 million for the same period in 1998, as a result of the additional debt incurred in connection with the acquisition of AVEX on August 24, 1999, the purchase of the assets in Ireland from Stratus on March 1, 1999 and the acquisition of LCEC on February 23, 1998. The Company expects interest expense during future periods to reflect the increase in indebtedness resulting from the AVEX acquisition.

      Interest income was approximately $328,000 and $120,000, respectively, for the three-month periods ended September 30, 1999 and 1998, and approximately $594,000 and $343,000, respectively, for the nine-month periods ended September 30, 1999 and 1998. The increase in interest income was due to the interest earned on cash equivalents from the proceeds of the public offering of the Company's common stock in June 1999.

      Income tax expense for the three-month periods ended September 30, 1999 and 1998 was $647,000 and $2.6 million, respectively. Income tax expense for the nine-month periods ended September 30, 1999 and 1998 was $6.7 million and $7.4 million, respectively. The decrease was due to lower pretax income and foreign tax rates applicable to a portion of pretax income in 1999, partially offset by nondeductible amortization of goodwill.


LIQUIDITY AND CAPITAL RESOURCES

      The Company has financed its growth and operations through funds generated from operations, proceeds from the sale of its common stock and convertible notes and funds borrowed under its credit facilities.

      Cash provided by operating activities was $50.6 million and $35.4 million for the nine months ended September 30, 1999 and 1998, respectively. The increase in cash provided by operations was primarily the result of increases in net income, depreciation and amortization, accounts payable and decreases in inventories partially offset by increases in accounts receivable. The Company's accounts payable increased, and inventories have decreased, $29.5 million and $11.3 million (net of effects from the acquisition of AVEX and the purchase of assets from Stratus), respectively, during the first nine months of 1999, reflecting the Company's increased sales and backlog as compared to the corresponding period in the prior year. The Company is continuing the practice of purchasing components only after customer orders are received, which mitigates, but does not eliminate, the risk of loss on inventories. Supplies of electronic components and other materials used in operations are subject to industry-wide shortages. In certain instances, suppliers may allocate available quantities to the Company that may not meet Company requirements. During the three months ended September 30, 1999, the failure of certain suppliers to deliver components in a timely manner caused certain shipments to be delayed until the fourth quarter. The Company expects supply constraints during the fourth quarter, especially in light of the recent earthquake in Taiwan.

      Cash used in investing activities was $325.4 million and $71.9 million for the nine months ended September 30, 1999 and 1998, respectively. On August 24, 1999, the Company completed the AVEX acquisition with $265.3 million paid in cash at closing. On March 1, 1999, the Company completed the purchase of inventories and equipment from Stratus for $42.3 million in cash. See Note 7 of Notes to Condensed Consolidated Financial Statements. Capital expenditures of $17.0 million for the nine months ended September 30, 1999, were primarily concentrated in test and computer equipment. Capitalized software costs of $2.0 million for the nine months ended September 30, 1999, were for the implementation of the Company's Enterprise Resource Planning System.

      Cash provided by financing activities was $272.9 million and $25.8 million for the nine months ended September 30, 1999 and 1998, respectively. In connection with the purchase of the assets from Stratus on March 1, 1999, the Company borrowed $25 million. In June 1999, the Company completed a public offering of 3,525,000 shares of its common stock and used a portion of the net proceeds of $93.7 million to repay borrowings under its bank credit facilities. In August 1999, the Company borrowed $100 million under the Term Loan, $76 million under the Revolving Credit Facility and issued $80.2 million principal amount of 6% Convertible Subordinated Notes. The Company made principal payments on long-term debt totaling $102.7 million during the nine months ended September 30, 1999.

      The Company has a $125 million revolving line of credit facility (the Revolving Credit Facility) with a commercial bank. The Company is entitled to borrow under the Revolving Credit Facility up to the lesser of $125 million or the sum of 75% of its eligible accounts receivable, 45% of its eligible inventories and 50% of its eligible fixed assets. Interest on the Revolving Credit Facility is payable quarterly, at the Company's option, at either the bank's Eurodollar rate plus 1.25% to 2.50% or its prime rate plus 0.00% to 1.00%, based upon the Company's debt ratio as specified in the agreement. A commitment fee of 0.375% to 0.500% per annum on the unused portion of the Revolving Credit Facility is payable quarterly in arrears. The Revolving Credit Facility matures on September 30, 2004. As of September 30, 1999, the Company had $60.4 million outstanding under the Revolving Credit Facility, bearing interest at rates ranging from 7.9375% to 9.2500%, $5.2 million outstanding letters of credit and $59.4 million was available for future borrowings.

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

      The Company may require additional capital to finance further enhancements to or acquisitions or expansions of its manufacturing capacity. Management believes that the level of working capital will continue to grow at a rate generally consistent with the growth of the Company's operations. Management continually evaluates potential strategic acquisitions and investments, but at the present time, we have no understandings, commitments or agreements with respect to any such acquisition or investment. Although no assurance can be given that future financing will be available on terms acceptable to the Company, the Company may seek additional funds from time to time through public or private debt or equity offerings or through bank borrowings to the extent permitted by its existing debt agreements.

      At September 30, 1999, the Company's debt to total capitalization ratio was 47%, as compared to 28% at December 31, 1998. Our acquisitions in 1999 have significantly increased our leverage ratio and decreased our interest coverage ratio. The level of indebtedness, among other things, could make it difficult for us to obtain any necessary financing in the future for other acquisitions, working capital, capital expenditures, debt service requirements and other expenses; limit our flexibility in planning for, or reacting to changes in, our business; and make us more vulnerable in the event of an economic downturn in our business.

      Management believes that the existing cash balances, funds generated from operations, and borrowings under the Revolving Credit Facility will be sufficient to permit the Company to meet its liquidity requirements for the foreseeable future. In this regard, the Company is evaluating the working capital adjustment contemplated by the agreement related to the AVEX acquisition. The Company has recorded a current liability at September 30, 1999 for the estimated amount, and expects to fund any amount required from operating cash flows and borrowings under the Revolving Credit Facility. At the present time, this amount is estimated to range from $20 to $40 million.

      Historically, the Company has not held or issued derivative financial instruments in the normal course of business. However, the Company is exposed to market risks, including changes in foreign currency exchange rates and interest rates, which may adversely affect its results of operations and financial position. In seeking to minimize the risks and/or costs associated with such activities, the Company manages exposure to changes in interest rates by balancing the amount of its borrowings between fixed rate and variable interest rates. Inflation and changing prices have not significantly affected the Company's operating results or the markets in which the Company performs services. Because of the international scope of AVEX's operations, the Company has initiated a foreign currency risk management program.

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

COSTS TO ADDRESS THE YEAR 2000 ISSUE

      The estimated total cost to address the Company's Year 2000 issues is approximately $750,000. Costs incurred and expected to be incurred consist primarily of the cost of Company personnel involved in updating applications and operating systems and the costs of software updates and patches (many of which are provided free of charge from the vendors. The total amount expended on Year 2000 issues is approximately $600,000 related to the cost of identifying and communicating with third parties and installing software patches. The costs of the Year 2000 process and the timetable on which the Company believes it will complete any Year 2000 modifications are based on management's best estimates, which are derived utilizing a number of assumptions of future events, including the availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties. In addition, there can be no assurance that the systems of other companies on which the Company's systems rely will be converted on a timely basis or that such failure by another company to convert would not have an adverse effect on the Company's systems.

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

      Accordingly, and as the program is on schedule to be completed by the end of 1999, the Company has not formulated a worst case scenario in the event its Year 2000 project is not completed in a timely manner. The Company has a contingency plan in place in the event all scheduled implementations are not completed by the end of 1999. All necessary Year 2000 upgrades of major systems and software patches, including those supplied by vendors, have been identified and conversion stratgies are under deployment.

      AVEX had initiated a Year 2000 Plan to identify, assess, and remediate Year 2000 issues within each of its significant computer programs and certain equipment which contain microprocessors. A large portion of the plan was completed by the third quarter of 1999.

ENTERPRISE RESOURCE PLANNING SYSTEM

      The Company has selected Baan U.S.A., Inc. to provide an Enterprise Resource Planning System, which will be Year 2000 compliant, to improve processes and to increase efficiencies. The estimated total cost associated with the purchase and implementation of the new Enterprise Resource Planning System is approximately $13 million. The costs of this software will be capitalized and amortized over the estimated useful life of the software, and costs associated with the preliminary project stage and post-implementation stage have been and will be expensed as incurred. The total amount expended on the new Enterprise Resource Planning System through September 30, 1999, is approximately $11.1 million.

QUARTERLY RESULTS

      Although management does not believe that the Company's business is affected by seasonal factors, the Company's sales and earnings may vary from quarter to quarter, depending primarily upon the timing of manufacturing orders. Additionally, as is the case with many high technology companies, a significant portion of our shipments typically occurs in the last few weeks of a quarter. As a result, our sales may shift from one quarter to the next, having a significant effect on reported results. Therefore, the Company's operating results for any particular quarter may not be indicative of the results for any future quarter or for the year.

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

      Certain financial instruments used to obtain capital are subject to market risks from fluctuations in interest rates. As of September 30, 1999, the Company has $80.2 million in fixed rate debt and approximately $160.4 million in variable rate debt.

      Prior to the acquisition of AVEX, the Company had a subsidiary located in the Republic of Ireland. The Company predominantly conducted its foreign sales and purchase transactions in U.S. dollars. Other currency exchange risks are primarily limited to current liabilities payable in Irish pounds. Such amounts relate to foreign plant wages, taxes and facility operating costs. Accordingly, the Company does not expect that the effects of changes in currency exchange rates upon such non-U.S. dollar transactions would be material. The Company does not currently hedge against foreign currency translation risks and believes that foreign currency exchange risk is not significant to its operations. Because of the international scope of AVEX's operations, the Company has initiated a foreign currency risk management program.

                         PART II - OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits.

                4.1 Indenture dated as of August 13, 1999 by and between Benchmark Electronics, Inc. and Harris Trust Company of New York, as trustee, incorporated by reference from Exhibit
                     99.3 to Benchmark Electronics, Inc.'s Form 8-K dated August 24, 1999 and filed on September 8, 1999.

               10.1 Amended and Restated Stock Purchase Agreement dated as of August 12, 1998 by and between Benchmark Electronics, Inc. and J. M. Huber Corporation, incorporated by reference from
                     Exhibit 2 to Benchmark Electronics, Inc.'s Form 8-K dated August 24, 1999 and filed on September 8, 1999.

               10.2 Credit Agreement dated as of August 24, 1999 by and among Benchmark Electronics, Inc., the lenders party thereto and Chase Bank of Texas, National Association, as administrative agent, incorporated by reference from
                     Exhibit 99.1 to Benchmark Electronics, Inc.'s Form 8-K dated August 24, 1999 and filed on September 8, 1999.

               10.3 Registration Rights Agreement dated as of August 24, 1999 by and between Benchmark Electronics, Inc. and J. M. Huber Corporation, incorporated by reference from Exhibit 99.2 to Benchmark Electronics, Inc.'s Form 8-K dated August 24, 1999 and filed on September 8, 1999.

               10.4 Registration Agreement dated as of August 9, 1999 by and among Benchmark Electronics, Inc., Salomon Smith Barney Inc. and Chase Securities Inc., incorporated by reference from Exhibit 99.4 to Benchmark Electronics, Inc.'s Form 8-K dated August 24, 1999 and filed on September 8, 1999.

               27.1  Financial Data Schedule

         (b)  Reports on Form 8-K.

              Benchmark Electronics, Inc.'s Current Report on Form 8-K dated and filed August 2, 1999;

              Benchmark Electronics, Inc.'s Current Reports on Form 8-K dated and filed August 2, 1999, as amended by Form 8-K/A dated
              August 13, 1999 and filed on August 18, 1999;

              Benchmark Electronics, Inc.'s Current Report on Form 8-K dated August 13, 1999 and filed on August 16, 1999;

              Benchmark Electronics, Inc.'s Current Report on Form 8-K dated August 24, 1999 and filed on September 8, 1999.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 15, 1999.



                                    BENCHMARK ELECTRONICS, INC.
                                    (Registrant)


                                    By: /s/ DONALD E. NIGBOR
                                            Donald E. Nigbor
                                            President
                                            (Principal Executive Officer)


                                    By: /s/ CARY T. FU
                                            Cary T. Fu
                                            Executive Vice President
                                            (Principal Financial Officer)

                                EXHIBIT INDEX

    EXHIBIT
    NUMBER                         DESCRIPTION OF EXHIBIT
   ---------                     -------------------------

      4.1 Indenture dated as of August 13, 1999 by and between Benchmark Electronics, Inc. and Harris Trust Company of New York, as trustee, incorporated by reference from Exhibit 99.3 to Benchmark Electronics, Inc.'s Form 8-K dated August 24, 1999 and filed on September 8, 1999.

     10.1 Amended and Restated Stock Purchase Agreement dated as of August 12, 1998 by and between Benchmark Electronics, Inc. and J. M. Huber Corporation, incorporated by reference from
                   Exhibit 2 to Benchmark Electronics, Inc.'s Form 8-K dated August 24, 1999 and filed on September 8, 1999.

     10.2 Credit Agreement dated as of August 24, 1999 by and among Benchmark Electronics, Inc., the lenders party thereto and Chase Bank of Texas, National Association, as administrative agent, incorporated by reference from Exhibit 99.1 to Benchmark Electronics, Inc.'s Form 8-K dated August 24, 1999 and filed on September 8, 1999.

     10.3 Registration Rights Agreement dated as of August 24, 1999 by and between Benchmark Electronics, Inc. and J. M. Huber Corporation, incorporated by reference from Exhibit 99.2 to Benchmark Electronics, Inc.'s Form 8-K dated August 24, 1999 and filed on September 8, 1999.

     10.4 Registration Agreement dated as of August 9, 1999 by and among Benchmark Electronics, Inc., Salomon Smith Barney Inc. and Chase Securities Inc., incorporated by reference from
                   Exhibit 99.4 to Benchmark Electronics, Inc.'s Form 8-K dated August 24, 1999 and filed on September 8, 1999.

     27.1          Financial Data Schedule