Form 10-Q/A
period 1999-09-30
BENCHMARK ELECTRONICS INC
filed 2000-03-20
CIK 863436

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q/A

                               Amendment No. 1 to

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

      This amendment is filed to restate the Financial Statements contained in
Item 1 of Part I to record as an extraordinary loss a prepayment penalty incurred in connection with the retirement of debt; to revise the Management's Discussion and Analysis of Financial Condition and Results of Operation contained in Item 2 of Part I to reflect the restatement of the Financial Statements and a subsequent event; and to file Pro Forma Financial Statements for an acquisition covering the nine-month period ended September 30, 1999.

                        PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                        (DOLLAR AMOUNTS IN THOUSANDS)

                                                                                  SEPTEMBER 30,         DECEMBER 31,
                                                                                      1999                 1998
                                                                                 ---------------       --------------
                                                                                   (UNAUDITED)
ASSETS
  Current assets:
    Cash and cash equivalents ...............................................        $  21,605            $  23,077
    Accounts receivable, net ................................................          225,205               57,179
    Income taxes receivable .................................................            3,410                1,120
    Inventories .............................................................          196,363               53,718
    Prepaid expenses and other current assets ...............................           18,201                1,897
    Deferred tax asset ......................................................            2,301                2,488
                                                                                     ---------            ---------
           Total current assets .............................................          467,085              139,479
                                                                                     ---------            ---------

  Property, plant and equipment, at cost ....................................          179,516               80,826
  Accumulated depreciation ..................................................          (49,759)             (35,264)
                                                                                     ---------            ---------
           Net property, plant and equipment ................................          129,757               45,562
                                                                                     ---------            ---------

  Other assets, net .........................................................           18,776                7,948
  Goodwill, net .............................................................          177,504               48,907
                                                                                     ---------            ---------

                                                                                     $ 793,122            $ 241,896
                                                                                     =========            =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long term debt .......................................        $  19,464            $   8,200
    Accounts payable ........................................................          202,542               37,046
    Accrued liabilities .....................................................           50,239                7,968
                                                                                     ---------            ---------
           Total current liabilities ........................................          272,245               53,214

Revolving line of credit ....................................................           60,400                 --
Long term debt, less current portion ........................................           85,111               46,111
Convertible subordinated notes ..............................................           80,200                 --
Deferred income taxes .......................................................            4,697                4,570
Other long term liability ...................................................           10,175                 --
  Shareholders' equity:
    Preferred shares, $0.10 par value; 5,000,000 shares
      authorized, none issued ...............................................             --                   --
    Common shares, $0.10 par value; 30,000,000 shares
      authorized; issued - 16,267,837 and 11,676,967, respectively;
      outstanding - 16,218,353 and 11,627,483, respectively .................            1,621                1,162
    Additional paid-in capital ..............................................          200,564               70,159
    Retained earnings .......................................................           77,481               66,800
    Accumulated other comprehensive income ..................................              748                 --
    Less treasury shares, at cost; 49,484 shares ............................             (120)                (120)
                                                                                     ---------            ---------
           Total shareholders' equity .......................................          280,294              138,001
    Commitments and contingencies
                                                                                     ---------            ---------
                                                                                     $ 793,122            $ 241,896
                                                                                     =========            =========

     See accompanying notes to condensed consolidated financial statements.

                  BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                     SEPTEMBER 30,
                                                               --------------------------        --------------------------
                                                                  1999             1998             1999            1998
                                                               ---------        ---------        ---------        ---------
Sales ...................................................      $ 229,870        $ 139,645        $ 539,037        $ 380,327
Cost of sales ...........................................        216,106          126,100          493,729          343,196
                                                               ---------        ---------        ---------        ---------
      Gross profit ......................................         13,764           13,545           45,308           37,131
Selling, general and administrative expense .............          8,642            4,767           19,269           12,758
Amortization of goodwill ................................          1,630              909            3,449            2,401
                                                               ---------        ---------        ---------        ---------
      Income from operations ............................          3,492            7,869           22,590           21,972
Interest expense ........................................         (2,625)          (1,175)          (4,940)          (3,363)
Interest income .........................................            328              120              594              343
Other income ............................................            788                8              472               69
                                                               ---------        ---------        ---------        ---------
      Income before income taxes and extraordinary item..          1,983            6,822           18,716           19,021
Income tax expense ......................................            647            2,640            6,738            7,361
                                                               ---------        ---------        ---------        ---------
      Income before extraordinary item...................          1,336            4,182           11,978           11,660

Extraordinary item - loss on extinguishment
      of debt, net of taxes .............................         (1,297)             --            (1,297)             --
                                                               ---------        ---------        ---------        ---------
      Net income.........................................      $      39        $   4,182        $  10,681        $  11,660
                                                               =========        =========        =========        =========
Earnings per share:
      Basic:
          Income before extraordinary item...............      $    0.09        $    0.36        $    0.90        $    1.01
          Extraordinary Item.............................          (0.09)             --             (0.10)             --
                                                               ---------        ---------        ---------        ---------
                                                               $    0.00        $    0.36        $    0.80        $    1.01
                                                               =========        =========        =========        =========
      Diluted:
          Income before extraordinary item...............      $    0.08        $    0.35        $    0.83        $    0.96
          Extraordinary Item.............................          (0.08)             --             (0.09)             --
                                                               ---------        ---------        ---------        ---------
                                                               $    0.00        $    0.35        $    0.74        $    0.96
                                                               =========        =========        =========        =========
Weighted average number of shares outstanding:
      Basic .............................................         15,626           11,602           13,360           11,586
      Diluted ...........................................         16,812           12,116           14,448           12,192
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

                  BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                   NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                               ---------------------------
                                                                                  1999              1998
                                                                               ---------         ---------
Cash flows from operating activities:
  Net income ...........................................................       $  10,681         $  11,660
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization expense ............................          19,407            12,340
      Deferred income taxes ............................................             314             1,412
      Gain on sale of property, plant and equipment ....................            (329)               (8)
      Tax benefit of employee stock options exercised ..................             320               194
      Amortization of premiums on marketable securities ................            --                  46
  Changes in operating assets and liabilities, net of effects from acquisitions:
      Accounts receivable ..............................................         (17,407)            1,053
      Inventories ......................................................          11,272            13,541
      Prepaid expenses and other assets ................................          (3,872)             (513)
      Accounts payable .................................................          29,514            (4,417)
      Accrued liabilities ..............................................           1,575             1,110
      Income taxes .....................................................          (2,896)           (1,010)
                                                                               ---------         ---------
          Net cash provided by operations ..............................          48,579            35,408
                                                                               ---------         ---------
Cash flows from investing activities:
  Capital expenditures, net ............................................         (17,020)           (8,148)
  Additions to capitalized software ....................................          (2,048)           (4,464)
  Redemption of marketable securities ..................................            --              11,385
  Acquisitions, net of cash acquired ...................................        (306,319)          (70,680)
                                                                               ---------         ---------
          Net cash used in investing activities ........................        (325,387)          (71,907)
                                                                               ---------         ---------


Cash flows from financing activities:
  Net proceeds from stock offering .....................................          93,692              --
  Debt issuance costs ..................................................          (5,950)             (390)
  Proceeds from issuance of debt .......................................         289,000            40,000
  Proceeds from exercise of employee stock options .....................             762               336
  Proceeds from employee stock purchases ...............................              77              --
  Principal payments on long-term debt .................................        (102,711)          (14,127)
                                                                               ---------         ---------
          Net cash provided by financing activities ....................         274,870            25,819
                                                                               ---------         ---------
Effect of exchange rates on cash .......................................             466              --
                                                                               ---------         ---------
Net decrease in cash and cash equivalents ..............................          (1,472)          (10,680)
  Cash and cash equivalents at beginning of year .......................          23,077            21,029
                                                                               ---------         ---------
  Cash and cash equivalents at September 30 ............................       $  21,605         $  10,349
                                                                               =========         =========

Supplemental disclosures of cash flow information:
  Income taxes paid ....................................................       $   8,185         $   6,649
                                                                               =========         =========
  Interest paid ........................................................       $   5,020         $   3,649
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

NOTE 4 - INVENTORIES

      Inventory costs are summarized as follows:


                                           SEPTEMBER 30,        DECEMBER 31,
                                               1999                1998
                                           ------------         ------------

    Raw materials ................         $130,160,000         $ 39,230,000
    Work in process ..............           66,203,000           14,488,000
                                           ------------         ------------
                                           $196,363,000         $ 53,718,000
                                           ============         ============


NOTE 5 - INCOME TAXES

      Income tax expense (including $0.7 million of benefit allocated to the extraordinary item) consists of the following:

                                                    NINE MONTHS ENDED
                                                      SEPTEMBER 30,
                                               1999                 1998
                                            ----------           ----------

    Federal - Current ...............       $4,906,000           $5,266,000
    Foreign - Current ...............          435,000                 --
    State - Current .................          384,000              683,000
    Federal/State - Deferred ........          315,000            1,412,000
                                            ----------           ----------
         Total ......................       $6,040,000           $7,361,000
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

      Pursuant to the terms of the purchase agreement in connection with the acquisition of AVEX on August 24, 1999, the Company was required to agree upon a closing working capital adjustment with the Seller by November 22, 1999. The Company was unable to reach an agreement with the Seller prior to the November 22, 1999 deadline and has entered into several agreements extending this deadline. At the present time, the parties still have not reached an agreement and have hired an independent accounting firm to serve as arbitrator to resolve the dispute and to calculate the final closing working capital adjustment. Management is unable to predict when the arbitrator will be releasing its findings but estimates that the net closing working capital adjustment will be in the range of $20 to $40 million. Management has made its best estimate of the ultimate resolution of this arbitration proceeding. However, the final working capital settlement could have a significant effect on the final purchase price and the allocation of the purchase price.

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

      Pro forma condensed consolidated financial information for the period ended September 30, 1999 (unaudited):

                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                                 1999
                                                          --------------------

Net sales ...............................................  $ 1,179,211,000
Gross profit ............................................  $    57,018,000
Income from operations ..................................  $     2,392,000
Net loss (including extraordinary loss of $1.3 million)..  $    (8,650,000)
Basic and diluted loss per common share..................  $         (0.58)
Basic and diluted weighted average number of shares
 outstanding.............................................       15,009,000

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

      The measurement of profit or loss currently used to evaluate the results of operations for the operating segments is income (loss) before income taxes and extraordinary item and unallocated corporate overhead. Sales between operating segments for the three and nine months ended September 30, 1999 consisted of sales of printed circuit boards to the Systems Integration and Box Build segment and totaled $13.2 million and $31.4 million, respectively. Transactions between segments are recorded at cost plus an applicable margin.

                                                          THREE MONTHS ENDED        NINE MONTHS ENDED
                                                            SEPTEMBER 30,              SEPTEMBER 30,
                                                                1999                      1999
                                                         --------------------      -------------------
                                                                         (IN THOUSANDS)
   Net sales to external customers:
        Systems Integration and Box Build ..........          $  42,028                 $  96,387
        Printed Circuit Boards .....................            187,842                   442,650
                                                              ---------                 ---------
                  Total ............................          $ 229,870                 $ 539,037
                                                              =========                 =========


   Income (loss) before income taxes and extraordinary item:
        Systems Integration and Box Build ..........          $    (154)                $   2,999
        Printed Circuit Boards .....................              3,325                    17,460
        Unallocated corporate overhead .............             (1,188)                   (1,743)
                                                              ---------                 ---------
                  Total ............................          $   1,983                 $  18,716
                                                              =========                 =========

   Total assets as of September 30, 1999:
        Systems Integration and Box Build ..........                  $  62,428
        Printed Circuit Boards .....................                    720,259
        Corporate ..................................                     10,435
                                                                      ---------
                  Total ............................                  $ 793,122
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

NOTE 10 - COMPREHENSIVE INCOME

      Comprehensive income, which includes net income and the change in the cumulative translation adjustment, for the three and nine months ended September 30, 1999 was $0.8 million and $11.4 million, respectively. For the 1998 periods, comprehensive income and net income was the same.

NOTE 11 - EXTRAORDINARY ITEM

      In connection with the financing of the acquisition of AVEX, the Company prepaid the 8.02% Senior Note due 2006. An extraordinary loss of $1,297,000 (net of income tax benefit of $698,000) was incurred as a result of the early extinguishment of the Senior Note.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following Management's Discussion and Analysis of Financial Condition and Results of Operations, and the discussion of market risk in Item 3 below, contains certain forward-looking statements regarding future financial condition and results of operations and our business operations. We have based these statements on our expectations about future events. The words "may," "intend," "will," "expect," "anticipate," "objective," "projection," "forecast," "plan," "management believes," "estimate," "continue," "should," "strategy" or "position" or the negatives of those terms or other variations of them or by comparable terminology are intended to identify forward-looking statements. We have based these statements on our current expectations about future events. Although we believe that our expectations reflected in or suggested by our forward-looking statements are reasonable, we cannot assure you that these expectations will be achieved. Our actual results may differ materially from what we currently expect. Important factors which could cause our actual results to differ materially from the forward-looking statements include, without limitation, integration of the operations of AVEX Electronics, Inc. and Kilbride Holdings B.V. (AVEX); incurrence of operating losses at AVEX after our acquisition of

AVEX; the integration of the operations of Lockheed Commercial Electronics Company (LCEC) and the assets in Ireland purchased from Stratus Computer Ireland (Stratus); the loss of one or more of our major customers; changes in our customer concentration; the absence of long-term sales contracts with our customers; our dependence on the growth of the enterprise computer, telecommunications, medical device, industrial control, testing and instrumentation, networking/servers and high-end video/audio/entertainment industries; risks associated with international operations; the availability and cost of customer specified components; our dependence on certain key executives; the effects of domestic and foreign environmental laws; Year 2000 problems; fluctuations in our quarterly results of operation; the volatility of the price of our common stock; and competition from other providers of electronics manufacturing services. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

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

RESULTS OF OPERATIONS

      The following table presents the percentage relationship that certain items in the Company's Condensed Consolidated Statements of Income bear to sales for the periods indicated:

                                                              THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                    SEPTEMBER 30,
                                                           ----------------------            ----------------------
                                                            1999            1998              1999            1998
                                                           -----            -----            -----            -----
Sales .............................................        100.0%           100.0%           100.0%           100.0%
Cost of sales .....................................         94.0             90.3             91.6             90.2
                                                           -----            -----            -----            -----
      Gross profit ................................          6.0              9.7              8.4              9.8
Selling, general and administrative expense .......          3.8              3.4              3.6              3.4
Amortization of goodwill ..........................          0.7              0.7              0.6              0.6
                                                           -----            -----            -----            -----
      Income from operations ......................          1.5              5.6              4.2              5.8
Interest expense ..................................         (1.1)            (0.8)            (0.9)            (0.9)
Interest income ...................................          0.1              0.1              0.1              0.1
Other income ......................................          0.3              0.0              0.0              0.0
                                                           -----            -----            -----            -----
      Income before income taxes and
        extraordinary item.........................          0.9              4.9              3.5              5.0
Income tax expense ................................          0.3              1.9              1.3              1.9
                                                           -----            -----            -----            -----
      Income before extraordinary item.............          0.6              3.0              2.2              3.1
Extraordinary item - loss on extinguishment
  of debt, net of taxes ...........................         (0.6)             0.0             (0.2)             0.0
                                                           -----            -----            -----            -----
      Net income ..................................          0.0%             3.0%             2.0%             3.1%
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

      Gross profit increased 1.6% to approximately $13.8 million in the third quarter of 1999 from approximately $13.5 million in the same quarter in 1998. Gross profit increased 22.0% to $45.3 million during the first nine months of 1999 from $37.1 million for the same period in 1998. The increases in gross profit were due primarily to the higher sales volumes attributable to the AVEX acquisition and also to the operation of the new systems integration facility in Ireland and changes in product and customer mix occurring in the ordinary course of business. Gross profit as a percentage of sales decreased from 9.7% for the third quarter of 1998 to 6.0% for the third quarter of 1999. Gross profit as a percentage of sales decreased from 9.8% for the first nine months of 1998 to 8.4% for the first nine months of 1999. The Company's gross margin reflects a number of factors, including product mix, the level of start up costs and efficiencies associated with new programs, capacity utilization of surface mount and other equipment, and pricing within the electronics industry. All of these factors are continually changing and are interrelated, making it impracticable to determine with precision the separate effect of each factor. The Company attributes the decrease in gross profit as a percentage of sales during the quarter and nine months ended September 30, 1999, as compared to the same periods in 1998, to the slower ramping up of new projects which resulted in significant underabsorption of costs. Quarterly results also were adversely impacted by higher costs and lower than expected contribution from AVEX. The Company expects that a number of high dollar volume programs of AVEX will remain subject to contractual and competitive restraints on the margin that may be realized from such programs and that these restraints will exert downward pressure on the Companies margins in the near term.

      We anticipate continued challenges during the fourth quarter with certain components, especially in light of the earthquake that occurred in Taiwan in September 1999, which affected the production of microchips and other components specified by our customers for their products. While the full effect of this natural disaster on us is not known at this time, we expect that prices for such components will increase, and that a temporary shortage of these components may occur. If such events were to occur, they would have an adverse effect on our results of operations. At the present time, however, Benchmark is unable to predict the extent of any shortages or price increase or the effect on the Company.

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

      In connection with the financing of the acquisition of AVEX, the Company prepaid the 8.02% Senior Note due 2006. An extraordinary loss of $1,297,000 (net of income tax benefit of $698,000) was incurred as a result of the early extinguishment of the Senior Note. See Note 11 of Notes to Condensed Consolidated Financial Statements. As a result of this extraordinary item, the Company's net income for the three-month period ended September 30, 1999 was $39,000, as compared to $4,182,000 for the same period in 1998. For the nine-month period ended September 30, 1999, net income was $10,681,000, as compared to $11,060,000 for the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has financed its growth and operations through funds generated from operations, proceeds from the sale of its common stock and convertible notes and funds borrowed under its credit facilities.

      Cash provided by operating activities was $48.6 million and $35.4 million for the nine months ended September 30, 1999 and 1998, respectively. The increase in cash provided by operations was primarily the result of increases in depreciation and amortization and accounts payable and decreases in inventories partially offset by increases in accounts receivable. The Company's accounts payable increased, and inventories have decreased, $29.5 million and $11.3 million (net of effects from the acquisition of AVEX and the purchase of assets from Stratus), respectively, during the first nine months of 1999, reflecting the Company's increased sales and backlog as compared to the corresponding period in the prior year. The Company is continuing the practice of purchasing components only after customer orders are received, which mitigates, but does not eliminate, the risk of loss on inventories. Supplies of electronic components and other materials used in operations are subject to industry-wide shortages. In certain instances, suppliers may allocate available quantities to the Company that may not meet Company requirements. During the three months ended September 30, 1999, the failure of certain suppliers to deliver components in a timely manner caused certain shipments to be delayed until the fourth quarter. The Company expects supply constraints during the fourth quarter, especially in light of the recent earthquake in Taiwan.

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

      Cash provided by financing activities was $274.9 million and $25.8 million for the nine months ended September 30, 1999 and 1998, respectively. In connection with the purchase of the assets from Stratus on March 1, 1999, the Company borrowed $25 million. In June 1999, the Company completed a public offering of 3,525,000 shares of its common stock and used a portion of the net proceeds of $93.7 million to repay borrowings under its bank credit facilities. In August 1999, the Company borrowed $100 million under the Term Loan, $76 million under the Revolving Credit Facility and issued $80.2 million principal amount of 6% Convertible Subordinated Notes. The Company made principal payments on long-term debt totaling $102.7 million during the nine months ended September 30, 1999.

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

SUBSEQUENT EVENTS

      Pursuant to the terms of the purchase agreement in connection with the acquisition of AVEX on August 24, 1999, we were required to agree upon a closing working capital adjustment with the Seller by November 22, 1999. We were unable to reach an agreement with the Seller prior to the November 22, 1999 deadline and have entered into several agreements extending this deadline. At the present time, the parties still have not reached an agreement and have hired an independent accounting firm to serve as arbitrator to resolve the dispute and to calculate the final closing working capital adjustment. We are unable to predict when the arbitrator will be releasing its findings but estimate that the net closing working capital adjustment will be in the range of $20 to $40 million. Management has made its best estimate of the ultimate resolution of this arbitration proceeding. However, the final working capital settlement could have a significant effect on the final purchase price and the allocation of the purchase price.


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

              *27.1  Financial Data Schedule

              *99.1 Unaudited proforma condensed combined statement of operations for the nine months ended September 30, 1999.

                  *  Filed herewith.

         (b) The following Current Reports on Form 8-K were filed by the Company during the quarter ended September 30, 1999 or during the period from September 30, 1999, to the date of this Form 10-Q/A:

              Benchmark Electronics, Inc.'s Current Report on Form 8-K dated and filed on August 2, 1999;

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

              Benchmark Electronics, Inc.'s Current Report on Form 8-K dated August 13, 1999 and filed on August 16, 1999;

              Benchmark Electronics, Inc.'s Current Report on Form 8-K dated August 24, 1999 and filed on September 8, 1999.

              Benchmark Electronics, Inc.'s Current Report on Form 8-K dated and filed on November 23, 1999.

              Benchmark Electronics, Inc.'s Current Report on Form 8-K dated and filed on December 15, 1999.

              Benchmark Electronics, Inc.'s Current Report on Form 8-K dated and filed on February 8, 2000.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March __, 2000.



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

     27.1          Financial Data Schedule

     99.1 Unaudited proforma condensed combined statement of operations for the nine months ended September 30, 1999.