Form 10-K
period 1999-12-31
BENCHMARK ELECTRONICS INC
filed 2000-03-30
CIK 863436

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ______________________

                                    FORM 10-K

            FOR ANNUAL AND TRANSITION REPORT PURSUANT TO SECTIONS 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ___________ TO ____________.

                         COMMISSION FILE NUMBER 1-10560

                           BENCHMARK ELECTRONICS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                             ______________________

                TEXAS                             74-2211011
   (STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)           IDENTIFICATION NUMBER)

             3000 TECHNOLOGY DRIVE
                 ANGLETON, TEXAS                            77515
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)            (ZIP CODE)


               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (979) 849-6550

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                 NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                      ON WHICH REGISTERED
---------------------------------------      ----------------------------
Common Stock, par value $0.10 per share      New York Stock Exchange, Inc.
Preferred Stock Purchase Rights              New York Stock Exchange, Inc.

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                             ______________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes [X]         No [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 28, 1999, the number of outstanding shares of Common Stock was 16,272,226. As of such date, the aggregate market value of the shares of Common Stock held by non-affiliates, based on the closing price of the Common Stock on the New York Stock Exchange on such date, was approximately $570.5 million.

                      DOCUMENTS INCORPORATED BY REFERENCE:

(1) Portions of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1999 (Part II Items 5-8 and Part IV Item 14(a)(1)).

(2) Portions of the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders (Part III, Items 10-13).

===============================================================================

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I

Item 1.    Business.......................................................     1

Item 2.    Properties.....................................................     7

Item 3.    Legal Proceedings..............................................     8

Item 4.    Submission of Matters to Vote of Security Holders..............     8

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related
             Stockholder Matters..........................................     8

Item 6.    Selected Financial Data........................................     8

Item 7.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations..........................     8

Item 7A.   Quantitative and Qualitative Disclosures About
             Market Risk..................................................     9

Item 8.    Financial Statements and Supplementary Data....................     9

Item 9.    Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure..........................     9

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.............     9

Item 11.   Executive Compensation.........................................     9

Item 12.   Security Ownership of Certain Beneficial Owners and
             Management...................................................     9

Item 13.   Certain Relationships and Related Transactions.................     9

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports
             on Form 8-K..................................................     9

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Benchmark Electronics, Inc. (the "Company") is a leading provider of electronics manufacturing services (EMS) to original equipment manufacturers ("OEMs") in the telecommunication, enterprise computer and peripherals, high-end video/audio/entertainment, industrial control, testing and instrumentation, computer and medical markets. We have 14 facilities in 8 countries. We offer OEMs a turnkey EMS solution, from initial product design to volume production and direct order fulfillment. We provide advanced engineering services including product design, printed circuit board (PCB) layout, quick-turn prototyping and test development. We believe that we have developed strengths in the manufacturing process for large, complex, high-density assemblies as well as having the ability to manufacture high and low volume products in lower cost regions such as Latin America, Eastern Europe and Southeast Asia. As OEM's expand internationally, they are increasingly requiring their EMS partners to have strategic regional locations and global procurement abilities. We believe a global manufacturing solution increases our ability to be responsive to our customers' needs by providing accelerated time-to-market and time-to-volume production of high quality products. These enhanced capabilities should enable us to build stronger strategic relationships with our customers and to become a more integral part of their operations.

     Substantially all of our manufacturing services are provided on a turnkey basis, whereby we purchase customer-specified components from our suppliers, assemble the components on finished PCBs, perform post-production testing and provide our customer with production process and testing documentation. We offer our customers flexible, "just-in-time" delivery programs allowing product shipments to be closely coordinated with our customers' inventory requirements. In certain instances, we complete the assembly of our customers' products at our facilities by integrating printed circuit board assemblies into other elements of our customers' products. We also provide manufacturing services on a consignment basis, whereby we, utilizing components provided by the customer, provide only assembly and post-production testing services. We currently operate a total of 49 surface mount production lines at our domestic facilities in Angleton, Texas; Beaverton, Oregon; Hudson, New Hampshire; Huntsville, Alabama; Pulaski, Tennessee; and Winona, Minnesota; and 32 surface mount production lines at our international facilities in Cork and Dublin, Ireland; Campinas, Brazil; Csongrad, Hungary; Guadalajara, Mexico; Singapore; East Kilbride, Scotland; and Katrineholm, Sweden.

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

RECENT ACQUISITIONS

     Since July 1996, we have completed four acquisitions. These acquisitions have broadened our service offerings, diversified our customer base with leading OEMs and expanded our geographic presence. These acquisitions were:

     o AVEX ELECTRONICS, INC.AND RELATED COMPANIES. On August 24, 1999, we completed the acquisition of AVEX, one of the largest privately-held contract manufacturers. This acquisition provided us a global presence with 14 facilities in 8 countries and a sales base of approximately $1.5 billion on a pro forma basis for 1999. With this acquisition, we became the sixth largest publicly held EMS provider in the world based on 1998 pro forma sales. This acquisition expanded our customer base to approximately 90 OEMs in a broader range of end user markets.

     o STRATUS COMPUTER IRELAND. On March 1, 1999, we acquired certain assets from Stratus, and in connection with the transaction entered into a three-year supply agreement to provide system integration services to Ascend and Stratus Holdings Limited. The acquired assets increased our ability to provide a broad range of services to the European market and enhanced our systems integration and box build engineering capabilities.

     o LOCKHEED COMMERCIAL ELECTRONICS COMPANY. In February 1998, we acquired Lockheed Commercial Electronics Company. This acquisition provided us with manufacturing capacity in the northeastern United States and 19 additional customers. Now operated as our Hudson, New Hampshire division, the facility provides a broad range of services including PCB assembly and test, system assembly and test, prototyping, depot repair, materials procurement, and engineering and design support services.

     o EMD TECHNOLOGIES, INC. In July 1996, we acquired EMD Technologies, Inc., an independent provider of electronics manufacturing and product design services. Now operated as our Winona, Minnesota division, this facility provides a complete range of enhanced product design and subsystem and enclosure configuration. In addition to design services, this acquisition provided us with manufacturing capabilities in the midwestern United States and 19 additional customers.

     We believe our primary competitive advantages are our design, manufacturing, testing and supply chain management capabilities. We offer our customers complete and flexible manufacturing solutions that provide accelerated time-to-market, time-to-volume production, and reduced production costs. As a result of working closely with our customers and responding promptly to their needs, we have become an integral part of their operations. In addition, our workforce is led by a management team that founded the Company and has an average of 18 years of industry experience.

BUSINESS STRATEGY

     Our goal is to be the EMS outsourcing provider of choice to leading OEMs in the high growth segments of the electronics industry. To meet this goal, we have implemented the following strategies:

     o MAINTAIN AND DEVELOP CLOSE, LONG-TERM RELATIONSHIPS WITH CUSTOMERS. Our core strategy is to maintain and establish long-term relationships with leading OEMs in expanding industries by becoming an integral part of our customers' manufacturing operations. To this end, we work closely with our customers throughout the design, manufacturing and distribution process, and we offer flexible and responsive services. We believe we develop stronger customer relationships by relying on our local management teams that respond to frequently changing customer design specifications and production requirements.

     o FOCUS ON PRODUCTS IN HIGH GROWTH SECTORS. EMS providers produce products for a wide range of OEMs in different industries. The product scope ranges from easy to assemble, low-cost high-volume products targeted for the consumer market to complicated state-of-the-art, mission critical electronic hardware. Similarly, OEM customers range from consumer-oriented companies that compete primarily on price and redesign their products every year to high-end telecommunications and enterprise computer manufacturers that compete on technology and quality. We currently offer state-of-the-art products for industry leaders who require advanced engineering design and production services as well as offering high volume manufacturing capabilities to our customer base. Our ability to offer both of these services enables us to expand our business relationships.

     o DELIVER COMPLETE HIGH AND LOW VOLUME MANUFACTURING SOLUTIONS GLOBALLY. We believe OEMs increasingly require a wide range of advanced engineering and manufacturing services in order to reduce their costs and accelerate their time-to-market and time-to-volume production. Building on our integrated engineering and manufacturing capabilities, we offer services from initial product design and test to final product assembly and distribution to the OEMs' customers. With the AVEX acquisition, we also offer our customers high volume production in low cost regions of the world, such as Brazil, Hungary and Mexico. These full service capabilities allow us to offer customers the flexibility to move quickly from design and initial introduction to production and distribution.

     o LEVERAGE ADVANCED TECHNOLOGICAL CAPABILITIES. Our traditional strengths in the manufacturing processes for large, complex high-density assemblies enable us to offer customers advanced design, technology and manufacturing solutions for their primary products. We provide this engineering expertise through our design capabilities in each of our facilities, and in our design centers located in Winona, Minnesota, Huntsville, Alabama and Cork, Ireland. We believe our capabilities help our customers improve product performance and reduce costs.

     o CONTINUE OUR GLOBAL EXPANSION. A strategically positioned facilities network can simplify and shorten an OEM's supply chain and reduce the time it takes to bring product to market. We are committed to pursuing geographic expansion in order to support our global customers with cost-effective and timely delivery of quality products and services worldwide. Our AVEX acquisition significantly expanded our service scope to provide a global manufacturing solution to our customers at 14 facilities located in Brazil, Hungary, Ireland, Mexico, Scotland, Singapore, Sweden and the United States.

     o SELECTIVELY PURSUE STRATEGIC ACQUISITIONS. We have completed four acquisitions since July 1996 and will continue to selectively seek acquisition opportunities. Our acquisitions have enhanced our business in the following ways:

     o    Expanded geographic presence;

     o    Enhanced customer growth opportunities;

     o    Developed strategic relationships;

     o    Broadened service offerings;

     o    Diversified into new market sectors; and

     o    Added experienced management teams.

     We believe that growth by selective acquisitions is critical for achieving the scale, flexibility and breadth of customer services required to remain competitive in the EMS industry.

ELECTRONICS MANUFACTURING SERVICES INDUSTRY

     Many OEMs in the electronics industry are increasingly using electronics manufacturing service providers in their business and manufacturing strategies and are seeking to outsource a broad range of manufacturing and related engineering services. Outsourcing allows OEMs to take advantage of the manufacturing expertise and capital investments of EMS providers, thereby enabling OEMs to concentrate on what they believe to be their core strengths, such as product development, marketing and sales. OEMs utilize electronics manufacturing service providers to enhance their competitive position by:

     o    Reducing capital investment requirements and fixed overhead costs;

     o    Accessing advanced manufacturing and design capabilities;

     o    Reducing production costs;

     o    Accelerating time-to-market and time-to-volume production;

     o    Improving inventory management and purchasing power; and

     o    Accessing worldwide manufacturing capabilities.

Industry sources estimate that the overall market for EMS will have grown at a compound annual rate of 25% from 1996 to 2002. In addition, according to industry sources the EMS industry's revenues accounted for approximately 16% of the cost of goods sold in the electronics industry in 1998. By 2001, industry sources estimate that this percentage will increase to 26%.

SERVICES PROVIDED BY THE COMPANY

     ENGINEERING. Our approach is to coordinate and integrate our design, prototype and other engineering capabilities. Through this approach, we provide a broad range of engineering services and, in some cases, dedicated production lines for prototypes. These services strengthen our relationships with manufacturing customers and attract new customers requiring advanced engineering services.

     To assist customers with initial design, we offer CAE and CAD-based design, engineering for manufacturability, circuit board layout and test development. We also coordinate industrial design and tooling for product manufacturing. After product design, we offer quickturn prototyping. During this process, we assist with the transition to volume production. By participating in product design and prototype development, we can reduce manufacturing costs and accelerate the time-to-volume production.

     MATERIALS PROCUREMENT AND MANAGEMENT. Materials procurement and management consists of the planning, purchasing, expediting and warehousing of components and materials. Our inventory management and volume procurement capabilities contribute to cost reductions and reduce total cycle time. Our materials strategy is focused on leveraging our procurement volume corporate wide while providing local execution for maximum flexibility at the division level. In addition, our Ireland facility has developed material processes required to support high-end computer system integration operations.

     ASSEMBLY AND MANUFACTURING. Our assembly and manufacturing operations include PCB and subsystem assembly, box build and systems integration. A substantial portion of our sales are derived from the manufacture and assembly of complete products. We employ various inventory management techniques such as just-in-time, ship-to-stock and autoreplenish programs. As OEMs seek to provide greater functionality in smaller products, they increasingly require more sophisticated manufacturing technologies and processes. Our investment in advanced manufacturing equipment and our experience in innovative packaging and interconnect technologies (such as chip scale packaging and ball grid array) enable us to offer a variety of advanced manufacturing solutions.

     TESTING. We offer computer-aided testing of assembled PCBs, subsystems and systems, which contributes significantly to our ability to deliver high-quality products on a consistent basis. We work with our customers to develop product-specific test strategies. Our test capabilities include manufacturing defect analysis, in-circuit tests and functional tests. We either custom design test equipment and software ourselves or use test equipment and software provided by our customers. In addition, we provide environmental stress tests of board or system assemblies.

     DISTRIBUTION. We offer our customers flexible, just-in-time delivery programs allowing product shipments to be closely coordinated with customers' inventory requirements. Increasingly, we ship products directly into customers' distribution channels or directly to the end-user. We believe that this service can provide our customers with a more comprehensive solution and enable them to be more responsive to market demands.

MARKETING AND CUSTOMERS

     We market our services through a direct sales force and independent marketing representatives. In addition, our divisional and executive management teams are an integral part of our sales and marketing teams. During 1999, our two largest customers, Lucent and EMC, each represented in excess of 10% of total sales and, in the aggregate, represented 34% of total sales.

     The following table sets forth the percentages of the Company's sales by industry for 1999, 1998 and 1997.

                                               1999       1998       1997
                                               -----      -----      -----
Telecommunication............................    39%        31%        21%
Enterprise Computer & Peripherals............     30         44         39
Industrial Controls..........................      9          9         12
Medical......................................      6         11         17
High-end Video/Audio/Entertainment...........      6         --         --
Computer.....................................      6         --         --
Testing & Instrumentation....................      4          5         11

SUPPLIERS

     We maintain a network of suppliers of components and other materials used in assembling printed circuit boards. We procure components only when a purchase order or forecast is received from a customer and occasionally utilizes components or other materials for which a supplier is the single source of supply. Although we experience component shortages and longer lead times of various components from time to time, we have generally been able to reduce the impact of the component shortages by working with customers to reschedule deliveries, by working with suppliers to provide the needed components using just-in-time inventory programs, or by purchasing components at somewhat higher prices from distributors, rather than directly from manufacturers. These procedures reduce, but do not eliminate, our inventory risk. In addition, by developing long-term relationships with suppliers, we have been better able to minimize the effects of component shortages than manufacturers without such relationships. Because of the continued increase in demand for surface mount components, we anticipate shortages and longer lead times for certain components to occur from time to time.

BACKLOG

     The Company's backlog was approximately $1 billion at December 31, 1999, compared to $317 million at December 31, 1998. The December 31, 1999 figure includes backlog amounts for the recently acquired AVEX operations. Although the Company's expects to fill substantially all of its backlog in 2000, at December 31, 1999 the Company does not have long-term agreements will all of its customers and customer orders can be canceled, changed or delayed by customers. The timely replacement of canceled, changed or delayed orders with orders from new customers cannot be assured, nor can there be any assurance that any of the Company's current customers will continue to utilize the Company's services. Because of these factors, backlog is not a meaningful indicator of future financial results.

COMPETITION

     The electronics manufacturing services we provide are available from many independent sources as well as in-house manufacturing capabilities of current and potential customers. The Company's competitors include Celestica, Inc., Flextronics International Ltd., Jabil Circuit, Inc., SCI Systems, Inc. and Solectron Corporation, who may be more established in the industry and have substantially greater financial, manufacturing or marketing resources than we do. We believe that the principal competitive factors in our targeted markets are product quality, flexibility and timeliness in responding to design and schedule changes, reliability in meeting product delivery schedules, pricing, technological sophistication and geographic location.

GOVERNMENTAL REGULATION

     Our operations, and the operations of businesses that we acquire, are subject to certain foreign, federal, state and local regulatory requirements relating to environmental, waste management, and health and safety matters. The Company believes it operates in substantial compliance with all applicable requirements. However, material costs and liabilities may arise from these requirements or from new, modified or more stringent requirements. In addition, past, current and future operations may give rise to claims of exposure by employees or the public or to other claims or liabilities relating to environmental, waste management or health and safety concerns.

     We periodically generate and temporarily handle limited amounts of materials that are considered hazardous waste under applicable law. We contract for the off-site disposal of these materials and have implemented a waste management program to address related regulatory issues.

EMPLOYEES

     As of December 31, 1999, we employed 5,856 people, of whom 4,580 were engaged in manufacturing and operations, 614 in materials control and procurement, 119 in design and development, 79 in marketing and sales, and 464 in administration. Although a majority of our workforce is non-union, employees in our facilities in Brazil, Mexico and Sweden are unionized, and work councils have been established at our facilities in Cork, Ireland, Scotland and Sweden.

INTERNATIONAL OPERATIONS

     Benchmark has 14 manufacturing facilities in the Americas, Europe, and Asia regions to serve its customers. Benchmark is operated and managed geographically and management evaluates performance and allocates Benchmark's resources on a geographic basis. See Note 10 of Notes to Consolidated Financial Statements for segment information. Prior to the acquisition in 1999, all of our operations were in the Americas region. In 1999, approximately 19% of our sales were from operations outside of the United States. As a result of continuous customer demand overseas, we expect foreign sales to increase. Our foreign sales and operations are subject to risk of doing business abroad, including fluctuations in the value of currency, export duties, import controls and trade barriers, including stoppages, longer payment cycles, greater difficulty in accounts receivable collection, burdens of complying with wide variety of foreign laws and, in certain parts of the world, political instability. While, to date, these factors have not adversely materially affected Benchmark's results of operations, we cannot assure that there will not be an adverse impact in the future.

YEAR 2000 ISSUES

     The "year 2000 problem" arose because of the potential software failures that could arise in date-sensitive software applications utilizing a field of two-digits rather than four to define a specific year. Absent corrective actions, date-sensitive software could recognize a date using "00" as the year 1900 rather than the year 2000.

     The Company initiated a review of its business and operating systems during 1997 to address those systems that were not year 2000 compliant, and also worked with its customers and vendors to remediate year 2000 issues. As of December 31, 1999, the Company has spent approximately $700,000 in addressing year 2000 issues.

     The Company suffered no significant failures in any system or product upon the date change from December 31, 1999 to January 1, 2000. Management of the Company is not aware of any vendor used by the Company for data processing or related services that experienced a material failure of its product or service due to year 2000 problems. Although many of the critical dates related to potential year 2000 problems have passed, some experts predict that year 2000 related failures could occur throughout the year. The Company will continue to monitor this issue in the ordinary course of business for delayed effects or future problems.

ITEM 2.  PROPERTIES

     Benchmark currently has 14 facilities worldwide.

                       [INSERT WORLD MAP WITH LOCATIONS]

     The following chart summarizes the facilities owned or leased by Benchmark and its subsidiaries:

         LOCATION              SQ.FT.                FUNCTION                OWNERSHIP
--------------------------   ---------     -----------------------------     ---------

Angleton, TX.............      109,000     Executive, manufacturing, and     Owned
                                             procurement
Beaverton, OR............       52,000     Manufacturing                     Leased
Campinas, Brazil.........       40,000     Manufacturing                     Leased
Csongrad, Hungary........       40,000     Manufacturing                     Leased
Cork, Ireland............       28,000     Manufacturing and design          Owned
Dublin, Ireland..........       74,000     Manufacturing and procurement     Leased
East Kilbride, Scotland..       90,000     Manufacturing and procurement     Owned
Guadalajara, Mexico......      230,000     Manufacturing                     Leased
Hudson, NH...............      200,000     Manufacturing and procurement     Leased
Huntsville, AL...........      276,000     Manufacturing, design and and     Owned
Katrineholm, Sweden......       60,000       procurement                     Leased
                                           Manufacturing
Pulaski, TN..............      112,500     Manufacturing                     Owned
Singapore................       59,000     Manufacturing and procurement     Leased
Winona, MN...............      201,000     Manufacturing and procurement     Leased, Owned
                             ---------
Total                        1,571,500
                             =========

ITEM 3.  LEGAL PROCEEDINGS

     On October 18, 1999, we announced that our third quarter earnings announcement would be delayed and subsequently, on October 22, we announced our earnings for the third quarter were below the level of the same periods during 1998 and were below expectations. Several class action lawsuits were filed in federal district court in Houston, Texas against Benchmark and two of its officers and directors alleging violations of the federal securities laws. The lawsuits seek to recover unspecified damages. We deny the allegations in the lawsuits, however, and further deny that such allegations provide a basis for recovery of damages as we believe that we have made all required disclosures on a timely basis. We intend to vigorously defend against these actions.

     Pursuant to the terms of the Amended and Restated Stock Purchase Agreement dated August 12, 1999 whereby Benchmark acquired all of the stock of AVEX and Kilbride Holdings B.V from J.M. Huber Corporation ("Seller"), Benchmark was required to agree upon a closing working capital adjustment with the Seller by November 22, 1999. We were unable to reach an agreement with the Seller prior to the November 22, 1999 deadline and entered into several agreements extending this deadline. At the present time, the parties still have not reached an agreement and have hired an independent accounting firm to serve as arbitrator to resolve the dispute and to calculate the final closing working capital adjustment. Management is unable to predict when the arbitrator will be releasing its findings but estimates that the net closing working capital adjustment will be in the range of $20 to $40 million. Management has made its best estimate of the ultimate resolution of this arbitration proceeding. However, the final working capital adjustment could have a significant effect on the final purchase price and the allocation of the purchase price.

     Benchmark filed suit against Seller in the United States District Court for the Southern District of Texas for breach of contract, fraud and negligent misrepresentation on December 14, 1999 and is seeking an unspecified amount of damages in connection with the contract. On January 5, 2000, Seller filed suit in the United States District Court for the Southern District of New York alleging that Benchmark failed to comply with certain obligations under the contract requiring Benchmark to register shares of its common stock issued to Seller as partial consideration for the acquisition. Seller's suit has been consolidated with Benchmark's suit in the United States District Court for the Southern District of Texas. Management intends to vigorously pursue its claims against Seller and defend against Seller's allegations.

     The Company is also involved in various other legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The information on page 35 of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1999 (the "1999 Annual Report") is incorporated herein by reference in response to this item.

ITEM 6.  SELECTED FINANCIAL DATA

     The information on page 36 of the 1999 Annual Report is incorporated herein by reference in response to this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information on pages 9 through 16 of the 1999 Annual Report is incorporated herein by reference in response to this item.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information on pages 15 through 16 of the 1999 Annual Report is incorporated herein by reference in response to this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information on pages 17 through 35 of the 1999 Annual Report is incorporated herein by reference in response to this item.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information under the captions "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders (the "2000 Proxy Statement"), to be filed not later than 120 days after the close of the Company's fiscal year, is incorporated herein by reference in response to this item.

ITEM 11.  EXECUTIVE COMPENSATION

     The information under the caption "Executive Compensation and Other Matters" in the 2000 Proxy Statement, to be filed not later than 120 days after the close of the Company's fiscal year, is incorporated herein by reference in response to this item.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information under the caption "Common Stock Ownership of Certain Beneficial Owners and Management" in the 2000 Proxy Statement, to be filed not later than 120 days after the close of the Company's fiscal year, is incorporated herein by reference in response to this item.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the caption "Certain Transactions" in the 2000 Proxy Statement, to be filed not later than 120 days after the close of the Company's fiscal year, is incorporated herein by reference in response to this item.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  Financial Statements, Financial Statement Schedules, and Exhibits

1.  FINANCIAL STATEMENTS OF THE COMPANY

     Reference is made to the Financial Statements, the reports thereon, the notes thereto and supplementary data commencing at page 17 of the 1999 Annual Report, which financial statements, reports, notes and data are incorporated herein by reference in response to this item. Set forth below is a list of such Financial Statements:

     Consolidated Financial Statements of the Company

     Independent Auditors' Report

     Consolidated Balance Sheets as of December 31, 1999 and 1998

     Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997

     Consolidated Statements of Shareholders' Equity and Comprehensive Income for the years ended December 31, 1999, 1998 and 1997

     Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

     Notes to Consolidated Financial Statements

2.  FINANCIAL STATEMENT SCHEDULES

     All schedules for which provision is made in Regulation S-X of the Securities and Exchange Commission are not required under the related instructions, the information is included in the Consolidated Financial Statements and notes thereto, or are inapplicable and, therefore, have been omitted.

3.  EXHIBITS

     Each exhibit marked with an asterisk is filed with this Annual Report on Form 10-K.

EXHIBIT
NUMBER                                       DESCRIPTION
-------                                      -----------
  2.1       --    Purchase Agreement dated as of January 22, 1998 by and between the Company and Lockheed Martin Corporation (incorporated herein by reference to Exhibit 2 to the Company's Current
                  Report on Form 8-K dated February 23, 1998).

  2.2       --    Agreement and Plan of Merger dated as of March 27, 1996 by and among the Company, Electronics Acquisition, Inc., EMD
                  Technologies, Inc., David H. Arnold and Daniel M. Rukavina
                  (incorporated herein by reference to Exhibit 2 to the Company's Annual Report on Form 10-K for the fiscal year ended
                  December 31, 1995).

  2.3       --    Amendment No. 1 to Agreement and Plan of Merger dated as of
                  April 5, 1996 by and among the Company, Electronics
                  Acquisition, Inc., EMD Technologies, Inc., David H. Arnold and
                  Daniel M. Rukavina (incorporated herein by reference to Exhibit 2.2 to the Company's Registration Statement on
                  Form S-4 (Registration No. 333-4230)).

  2.4       --    Purchase and Sale Agreement by and among Stratus Computer
                  Ireland, Ascend Communications Inc., BEI Electronics Ireland
                  Limited and the Company dated January 22, 1999 (incorporated by reference herein to Exhibit 2.1 to the Company's Current
                  Report on Form 8-K dated January 22, 1999).

  2.5       --    Amended and Restated Stock Purchase Agreement dated as of
                  August 12, 1999 by and between the Company and J. M. Huber
                  Corporation (incorporated by reference herein to Exhibit 2 to the Company's Current Report on Form 8-K dated August 24, 1999 and filed on September 8, 1999).

  3.1       --    Restated Articles of Incorporation of the Company
                  (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1
                  (Registration No. 33-46316) (the "Registration Statement")).

  3.2       --    Amended and Restated Bylaws of the Company (incorporated
                  herein by reference to Exhibit 3.2 to the Company's Annual
                  Report on Form 10-K for the fiscal year ended
                  December 31,1998).

  3.3       --    Amendment to Amended and Restated Articles of Incorporation of
                  the Company adopted by the shareholders of the Company on May 20, 1997 (incorporated herein by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)

  3.4       --    Statement of Resolution Establishing Series A Cumulative
                  Junior Participating Preferred Stock of Benchmark
                  Electronics, Inc. (incorporated by reference to Exhibit B of the Rights Agreement dated December 11, 1998 between the
                  Company and Harris Trust Savings Bank, as Rights Agent, included as Exhibit 1 to the Company's Form 8A12B filed
                  December 11, 1998).

  4.1       --    Restated Articles of Incorporation of the Company
                  (incorporated herein by reference to Exhibit 3.1 to the Registration Statement).

  4.2       --    Amended and Restated Bylaws of the Company (incorporated
                  herein by reference to Exhibit 3.2 to the Company's Annual
                  Report on Form 10-K for the fiscal year ended December 31,
                  1998).

EXHIBIT
NUMBER                                       DESCRIPTION
-------                                      -----------
  4.3       --    Amendment to the Restated Articles of Incorporation of the
                  Company adopted by the shareholders of the Company on May 20, 1997 (incorporated herein by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

  4.4       --    Specimen form of certificate evidencing the Common Stock
                  (incorporated herein by reference to Exhibit 4.3 to the Registration Statement).

  4.5       --    Rights Agreement dated December 11, 1998 between the Company and Harris Trust Savings Bank, as Rights Agent, together with the following exhibits thereto: Exhibit A -- Form of Statement of Resolution Establishing Series A Cumulative Junior
                  Participating Preferred Stock of Benchmark Electronics, Inc.;
                  Exhibit B -- Form of Right Certificate; and
                  Exhibit C -- Summary of Rights to Purchase Preferred Stock of
                  Benchmark Electronics, Inc. (incorporated by reference to
                  Exhibit 1 to the Company's Form 8A12B filed
                  December 11, 1998).

  4.6       --    Summary of Rights to Purchase Preferred Stock of the Company
                  (incorporated by reference to Exhibit 3 to the Company's Form
                  8A12B/A filed December 22, 1998).

  4.7       --    Indenture dated as of August 13, 1999 by and between the
                  Company and Harris Trust Company of New York, as trustee
                  (incorporated by reference from Exhibit 99.3 to Benchmark's
                  Form 8-K dated August 24, 1999 and filed on
                  September 8, 1999).

 10.1       --    Form of Indemnity Agreement between the Company and each of its directors and officers (incorporated herein by reference to Exhibit 10.11 to the Registration Statement).

 10.2       --    Benchmark Electronics, Inc. Stock Option Plan dated
                  May 11, 1990 (incorporated herein by reference to Exhibit 10.12 to the Registration Statement).

 10.3       --    Form of Benchmark Electronics, Inc. Incentive Stock Option
                  Agreement between the Company and the optionee
                  (incorporated herein by reference to Exhibit 10.13 to the Registration Statement).

 10.4       --    Form of Benchmark Electronics, Inc. Nonqualified Stock Option
                  Agreement between the Company and the optionee (incorporated herein by reference to Exhibit 10.14 to the Registration
                  Statement).

 10.5       --    Benchmark Electronics, Inc. 1992 Incentive Bonus Plan
                  (incorporated herein by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended
                  December 31, 1988).

 10.6       --    Benchmark Electronics, Inc. 1994 Stock Option Plan for
                  Non-Employee Directors (incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form
                          10-K for the fiscal year ended December 31, 1994).

 10.7*      --    Benchmark Electronics, Inc. 401(k) Employee Savings Plan.

 10.8       --    Benchmark Electronics, Inc. Employee Stock Purchase Plan
                  (incorporated by reference to Exhibit 99.1 to the Company's
                  Registration Statement on Form S-8 (Registration
                  Number 333-76207)).

 10.9       --    Registration Rights Agreement dated March 30, 1992 between
                  Mason & Hanger Corporation and the Company (incorporated herein by reference to Exhibit 10.17 to the Registration
                  Statement).

 10.10      --    Amended and Restated Credit Agreement dated as of
                  February 6, 1999 by and between the Company and Chase Bank of Texas, N.A. (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated
                  March 1, 1999).

 10.11      --    Lease Agreement dated February 1, 1997 between Tektronix, Inc.
                  and the Company (incorporated herein by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

 10.12*     --    Lease Agreement dated February 29, 2000 between Millikan
                  Properties, LLC and the Company.

EXHIBIT
NUMBER                                       DESCRIPTION
-------                                      -----------
 10.13      --    Lease Agreement dated July 30, 1996 by and among
                  David H. Arnold, Muriel M. Arnold, Daniel M. Rukavina,
                  Patricia A. Rukavina and EMD Associates, Inc., as amended by
                  Amendment to Lease dated July 30, 1996 (incorporated herein by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

 10.14      --    Lease Agreement dated December 15, 1992 by and among
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

 10.15*     --    CE Facility Lease dated February 23, 1998 by and between the
                  Company and Lockheed Martin Corporation.

 10.16*     --    Sander's Sublease dated February 23, 1998 by and between the
                  Company and Sanders, a Lockheed Martin Company and a division of Lockheed Martin Corporation.

 10.17*     --    First Amendment to CE Facility Lease dated February 21, 2000 by and between the Company and Lockheed Martin Corporation.

 10.18*     --    First Amendment to Sanders Sublease dated  February 24, 2000 by and between the Company and Sanders, a Lockheed Martin
                  Company and a division of Lockheed Martin Corporation

 10.19*     --    Lease Agreement dated February 22, 1999 by and between
                  Serto, S.A. de C.V. and AVEX  Electronics de
                  Mexico, S.R.L. de C.V.

 10.20*     --    Sublease Agreement dated February 22, 1999 by and between
                  Operadora Farmaceutica, S.A. de C.V. and AVEX Electronics de
                  Mexico, S.R.L. de C.V.

 10.21      --    Note Purchase Agreement dated as of July 30, 1996 by and
                  between the Company and Northwestern Mutual Life Insurance
                  Company (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated July 30, 1996).

 10.22      --    Guarantee dated September 10, 1998 by the Company in favor of
                  Kilmore Developments Limited (incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

 10.23      --    Credit Agreement dated as of August 24, 1999 by and among the
                  Company, the lenders party thereto and Chase Bank of Texas, National Association, as administrative agent (incorporated by reference from Exhibit 99.1 to Benchmark Electronics, Inc.'s
                  Form 8-K dated August 24, 1999 and filed on
                  September 8, 1999).

 10.24      --    Registration Rights Agreement dated as of August 24, 1999 by and between the Company and J. M. Huber Corporation
                  (incorporated by reference from Exhibit 99.2 to Benchmark
                  Electronics, Inc.'s Form 8-K dated August 24, 1999 and filed on September 8, 1999).

 10.25      --    Registration Agreement dated as of August 9, 1999 by and among the Company, Salomon Smith Barney Inc. and
                  Chase Securities Inc. (incorporated by reference from
                  Exhibit 99.4 to Benchmark Electronics, Inc.'s Form 8-K dated
                  August 24, 1999 and filed on September 8, 1999).

 12*        --    Statement regarding Computation of Ratios.

 13*        --    Benchmark Electronics, Inc. Annual Report to Shareholders for
                  the fiscal year ended December 31, 1999.

 21*        --    Subsidiaries of Benchmark Electronics, Inc.

 23*        --    Consent of Independent Auditors concerning incorporation by reference in the Company's Registration Statement on Form S-8
                  (Registration No. 33-61660, No. 333-26805, No. 333-28997,
                  No. 333-66889 and No. 333-76207).

 27.1*      --    Financial Data Schedule.

 99.1*      --    Unaudited Pro Forma Condensed Combined Statement of
                  Operations.

     (b) The following Current Reports on Form 8-K were filed by the Company during the quarter ended December 31, 1999 or during the period from December 31, 1999 to the date of this Form 10-K:

     The Company's Current Report on Form 8-K dated and filed on
     November 23, 1999.

     The Company's Current Report on Form 8-K dated and filed on
     December 15, 1999.

     The Company's Current Report on Form 8-K dated and filed on
     February 8, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BENCHMARK ELECTRONICS, INC.
                                          By /s/ DONALD E. NIGBOR
                                                 Donald E. Nigbor
                                                 President

                                          Date:  March 30, 2000

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

       SIGNATURE                        POSITION                       DATE
      -----------            ------------------------------       --------------
/s/ JOHN C. CUSTER           Chairman of the Board of             March 30, 2000
    JOHN C. CUSTER           Directors

/s/ DONALD E. NIGBOR         Director and President               March 30, 2000
    DONALD E. NIGBOR         (principal executive officer)

    STEPHEN A. BARTON        Director and Executive Vice
                             President

/s/ CARY T. FU               Director and Executive Vice          March 30, 2000
    CARY T. FU               President (principal financial
                             and accounting officer)

    PETER G. DORFLINGER      Director

/s/ GERALD W. BODZY          Director                             March 30, 2000
    GERALD W. BODZY

    DAVID H. ARNOLD          Director