Form 10-Q
period 2000-03-31
BENCHMARK ELECTRONICS INC
filed 2000-05-15
CIK 863436

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000 COMMISSION FILE NUMBER: 1-10560

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

                                 (979) 849-6550
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes [X]   No [ ]

      As of May 12, 2000 there were 16,300,476 shares of Common Stock, par value $0.10 per share, outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                             MARCH 31,     DECEMBER 31,
                                                                               2000           1999
                                                                             ---------    ------------
                                                                            (UNAUDITED)
ASSETS
  Current assets:
    Cash and cash equivalents ............................................   $   1,073    $      9,437
    Accounts receivable, net .............................................     224,376         197,239
    Income taxes receivable ..............................................       3,985           3,351
    Inventories ..........................................................     249,720         214,554
    Prepaid expenses and other assets ....................................      15,636          15,499
    Deferred tax asset ...................................................       2,347           2,334
                                                                             ---------    ------------
      Total current assets ...............................................     497,137         442,414
                                                                             ---------    ------------
  Property, plant and equipment ..........................................     178,084         175,774
  Accumulated depreciation ...............................................     (56,262)        (53,766)
                                                                             ---------    ------------
      Net property, plant and equipment ..................................     121,822         122,008
                                                                             ---------    ------------
  Other assets, net ......................................................      23,648          23,625
  Goodwill, net ..........................................................     169,225         172,791
                                                                             ---------    ------------
                                                                             $ 811,832    $    760,838
                                                                             =========    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Current installments of other long-term debt .........................   $  19,011    $     19,184
    Accounts payable .....................................................     216,117         215,971
    Accrued liabilities ..................................................      28,726          29,333
                                                                             ---------    ------------
      Total current liabilities ..........................................     263,854         264,488

  Revolving line of credit ...............................................      95,100          41,500
  Convertible subordinated notes .........................................      80,200          80,200
  Other long-term debt, excluding current installments ...................      76,611          81,111
  Other long-term liability ..............................................       5,789           5,939
  Deferred income taxes ..................................................       5,747           5,665
  Shareholders' equity:
    Preferred shares, $0.10 par value; 5,000,000 shares
      authorized, none issued ............................................        --              --
    Common shares, $0.10 par value; 30,000,000 shares authorized; issued -
      16,326,910 and 16,290,010, respectively;
      outstanding - 16,277,426 and 16,240,526, respectively ..............       1,628           1,624
    Additional paid-in capital ...........................................     201,732         200,980
    Retained earnings ....................................................      80,751          78,774
    Accumulated other comprehensive income ...............................         540             677
    Less treasury shares, at cost; 49,484 shares .........................        (120)           (120)
                                                                             ---------    ------------
      Total shareholders' equity .........................................     284,531         281,935
    Commitments and contingencies.........................................
                                                                             ---------    ------------
                                                                             $ 811,832    $    760,838
                                                                             =========    ============

     See accompanying notes to condensed consolidated financial statements.

                  BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                                MARCH 31,
                                                        -----------------------
                                                           2000          1999
                                                        ---------     ---------
Sales ..............................................    $ 349,155     $ 146,546
Cost of sales ......................................      325,509       131,856
                                                        ---------     ---------
      Gross profit .................................       23,646        14,690
Selling, general and administrative expenses .......       12,681         4,950
Amortization of goodwill ...........................        3,220           910
                                                        ---------     ---------
      Income from operations .......................        7,745         8,830
Interest expense ...................................       (5,563)       (1,125)
Other income .......................................          828           216
                                                        ---------     ---------
      Income before income taxes ...................        3,010         7,921
Income tax expense .................................        1,033         2,884
                                                        ---------     ---------
      Net income ...................................    $   1,977     $   5,037
                                                        =========     =========
Earnings per share:
      Basic ........................................    $    0.12     $    0.43
      Diluted ......................................    $    0.12     $    0.40
                                                        =========     =========
Weighted average number of shares outstanding:
      Basic ........................................       16,248        11,655
      Diluted ......................................       17,173        12,703
                                                        =========     =========

     See accompanying notes to condensed consolidated financial statements.

                  BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                           --------------------
                                                             2000        1999
                                                           --------    --------
Cash flows from operating activities:
 Net income ............................................   $  1,977    $  5,037
 Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
      Depreciation and amortization ....................     12,860       4,818
      Deferred income taxes ............................         91          47
      Gain on the sale of property, plant and equipment          (9)        (34)
      Federal tax benefit of stock options exercised ...        249         211
 Changes in operating assets and liabilities, net of
   effects from acquisitions:
      Accounts receivable ..............................    (27,122)    (23,366)
      Inventories ......................................    (34,754)     (2,718)
      Prepaid expenses and other assets ................         49        (323)
      Accounts payable .................................       (384)     30,608
      Accrued liabilities ..............................       (532)      1,599
      Other long term liability ........................       (150)       --
      Income taxes receivable ..........................       (634)      2,568
                                                           --------    --------
          Net cash provided by (used in) operations ....    (48,359)     18,447
                                                           --------    --------
 Cash flows from investing activities:
  Capital expenditures, net ............................     (9,359)     (3,956)
  Additions to capitalized software ....................       (466)       (734)
  Acquisitions .........................................       --       (48,000)
                                                           --------    --------
          Net cash used in investing activities ........     (9,825)    (52,690)
                                                           --------    --------
 Cash flows from financing activities:
  Debt issuance costs ..................................       --          (152)
  Proceeds from issuance of debt .......................     53,600      25,000
  Proceeds from stock options exercised ................        507         438
  Principal payments on other long-term debt ...........     (4,673)     (2,036)
                                                           --------    --------
          Net cash provided by financing activities ....     49,434      23,250
                                                           --------    --------
Effect of exchange rate changes ........................        386        --
                                                           --------    --------
Net decrease in cash and cash equivalents ..............     (8,364)    (10,993)
  Cash and cash equivalents at beginning of year .......      9,437      23,077
                                                           --------    --------
  Cash and cash equivalents at March 31 ................   $  1,073    $ 12,084
                                                           ========    ========
Supplemental disclosures of cash flow information:
  Income taxes paid ....................................   $     18    $     57
                                                           ========    ========
  Interest paid ........................................   $  6,223    $  1,610
                                                           ========    ========

     See accompanying notes to condensed consolidated financial statements.

                  BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (AMOUNTS IN THOUSANDS, UNLESS OTHERWISE NOTED)
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

      Benchmark Electronics, Inc. (the Company) is a Texas corporation which provides electronics manufacturing and design services to original equipment manufacturers (OEMs) in select industries, including enterprise computer and peripherals, telecommunications, medical devices, industrial control, testing and instrumentation, high-end video/audio/entertainment and computers. The Company has manufacturing operations located in the Americas, Europe and Asia.

      The condensed consolidated financial statements included herein have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all normal and recurring adjustments which in the opinion of management are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

NOTE 2 - EARNINGS PER SHARE

      Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding stock options to purchase common stock. Incremental shares of 925 and 1,048 for the three months ended March 31, 2000 and 1999, respectively, were used in the calculation of diluted earnings per share. Options to purchase 593 shares of common stock for the three-month period ended March 31, 2000 were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common stock. The effect of the if-converted method for the 6% Convertible Subordinated Notes (the Notes) is antidilutive and 1,995 of potential common shares have not been considered in computing diluted earnings per share for the three-month period ended March 31, 2000.

NOTE 3 - BORROWING FACILITIES

      In order to finance the acquisition of AVEX Electronics, Inc. and Kilbride Holdings, B.V. (AVEX), the Company obtained $100 million through borrowings under a five-year term loan (the Term Loan) through a syndicate of commercial banks. Principal on the Term Loan is payable in quarterly installments in annual amounts of $16 million in 2000, $18 million in 2001, $20 million in 2002, $22 million in 2003 and $21 million in 2004. The Term Loan bears interest, at the Company's option, at either the bank's Eurodollar rate plus 1.25% to 2.50% or its prime rate plus 0.00% to 1.00%, based upon the Company's debt ratio as specified in the agreement and interest is payable quarterly. As of March 31, 2000, the Company had $93 million outstanding under the Term Loan, bearing interest at rates ranging from 8.6875% to 9.13%. As of March 31, 1999, the Company had $40 million outstanding under a previous Term Loan obtained in connection with the acquisition of Lockheed Commercial Electronics Company. In June 1999, the Company repaid all amounts outstanding under the previous Term Loan with the proceeds from a public offering of the Company's common stock.

      In connection with the financing of the acquisition of AVEX, the Company prepaid an 8.02% Senior Note due 2006. As of March 31, 1999, the Company had $30 million outstanding under the Senior Note.

      The Company has a $125 million revolving line of credit facility (the Revolving Credit Facility) with a commercial bank. The Company is entitled to borrow under the Revolving Credit Facility up to the lesser of $125 million or the sum of 75% of its eligible accounts receivable, 45% of its eligible inventories and 50% of its eligible fixed assets. Interest on the Revolving Credit Facility is payable quarterly, at the Company's option, at either the bank's Eurodollar rate plus 1.25% to 2.50% or its prime rate plus 0.00% to 1.00%, based upon the Company's debt ratio as specified in the agreement. A commitment fee of 0.375% to 0.500% per annum on the unused portion of the Revolving Credit Facility is payable quarterly in arrears. The Revolving Credit Facility matures on September 30, 2004. As of March 31, 2000, the Company had $95.1 million outstanding under the Revolving Credit Facility, bearing interest at rates ranging from 8.625% to 10%, $5.2 million outstanding letters of credit and $24.7 million was available for future borrowings.

      The Term Loan and the Revolving Credit Facility (collectively the Facility) is secured by the Company's domestic inventory and accounts receivable, 100% of the stock of the Company's domestic subsidiaries, and 65% of the voting capital stock of each direct foreign subsidiary and substantially all of the other tangible and intangible assets of the Company and its domestic subsidiaries. The Facility contains customary financial covenants and restricts the ability of the Company to incur additional debt, pay dividends, sell assets, and to merge or consolidate with other persons, without the consent of the bank.

      In August 1999, the Company issued $80.2 million principal amount of 6% Convertible Subordinated Notes due August 15, 2006 (the Notes). The indenture relating to the Notes contains affirmative and negative covenants including covenants restricting the Company's ability to merge or engage in certain other extraordinary corporate transactions unless certain conditions are satisfied. Upon the occurrence of a change of control of the Company (as defined in the indenture relating to the Notes), each holder of Notes will have the right to require the Company to repurchase all or part of the Holder's notes at 100% of the face amount thereof, plus accrued and unpaid interest.

      The Notes are convertible, unless previously redeemed or repurchased, at the option of the holder at any time prior to maturity, into shares of the Company's common stock at an initial conversion price of $40.20 per share, subject to adjustment in certain events. The Notes are convertible into a total of 1,995 shares of the Company's common stock. Interest is payable February 15 and August 15 each year.

NOTE 4 - INVENTORIES

      Inventory costs are summarized as follows:

                                                      MARCH 31,    DECEMBER 31,
                                                        2000           1999
                                                      ---------    ------------

Raw materials .....................................   $ 211,347      $ 191,952
Work in process ...................................      58,396         42,603
Obsolescence reserve ..............................     (20,023)       (20,001)
                                                      ---------      ---------
                                                      $ 249,720      $ 214,554
                                                      =========      =========

NOTE 5 - INCOME TAXES

      Income tax expense consists of the following:

                                                            THREE MONTHS ENDED
                                                                MARCH 31,
                                                         -----------------------
                                                            2000          1999
                                                         ---------     ---------
Federal - Current ..................................     $     278     $   2,305
Foreign - Current ..................................           554           105
State - Current ....................................           108           427
Deferred ...........................................            93            47
                                                         ---------     ---------
     Total .........................................     $   1,033     $   2,884
                                                         =========     =========

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

      In addition, for a period of up to ten years the Company will be subject to taxes in Ireland at rates substantially less than the statutory tax rates for that jurisdiction. As a result of these reduced rates, income tax expense for the quarter ended March 31, 2000 is approximately $82 (approximately $.01 per share diluted) lower than the amount computed by applying the statutory tax rates.

NOTE 6 - RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative financial instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that companies recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company expects to adopt SFAS No. 133 on January 1, 2001, but has not determined the impact on its financial position, results of operations or liquidity.

NOTE 7 - RECENT ACQUISITIONS

      On August 24, 1999, the Company completed the acquisition of all of the outstanding capital stock of AVEX from J.M. Huber Corporation (the Seller). AVEX has manufacturing plants or design centers in the United States in Huntsville, Alabama and Pulaski, Tennessee, and elsewhere in Campinas, Brazil, Csongrad, Hungary, Guadalajara, Mexico, Cork, Ireland, Singapore, East Kilbride, Scotland, and Katrineholm, Sweden. In consideration of the capital stock of AVEX, the Company paid $265.3 million in cash at closing, subject to certain adjustments, including a working capital adjustment, and issued one million shares of the Company's common stock to the Seller. In addition, the Company paid $5.2 million in acquisition costs. In order to finance the AVEX acquisition, the Company (i) obtained a term loan from a syndicate of commercial banks in the amount of $100 million, (ii) obtained a new revolving credit facility permitting draws of up to $125 million, subject to a borrowing base calculation, and borrowed $46 million under such facility and (iii) issued $80.2 million in Notes.

In connection with the AVEX acquisition, the Company borrowed $30 million under the new revolving credit facility to refinance existing debt pursuant to the Company's prior Senior Note (see Note 3). The AVEX acquisition was accounted for using the purchase method of accounting. The acquisition resulted in goodwill of approximately $131.1 million that is being amortized on a straight-line basis over 15 years.

      Pursuant to the terms of the purchase agreement in connection with the acquisition of AVEX on August 24,1999, the Company was required to agree upon a working capital adjustment with the Seller by November 22, 1999. The Company was unable to reach an agreement with the Seller prior to the November 22, 1999 deadline and has entered into several agreements extending this deadline. At the present time, the parties still have not reached an agreement and have hired an independent accounting firm to serve as arbitrator to resolve the dispute and to calculate the final closing working capital adjustment. The Company is unable to predict when the arbitrator will be releasing its findings but estimates that the net closing working capital adjustment will be in the range of $20 to $40 million. Management has made its best estimate of the ultimate resolution of this arbitration proceeding. However, the final working capital adjustment could have a significant effect on the final purchase price and the allocation of the purchase price. The Company has recorded a current liability at March 31, 2000 for the estimated amount.

      On March 1, 1999, the Company acquired certain equipment and inventories from Stratus Computer Ireland (Stratus), a wholly-owned subsidiary of Ascend Communications, Inc. (Ascend) for approximately $42.3 million in cash as adjusted. The acquisition price was allocated $6.1 million to equipment and other assets, and $36.2 million to inventories. Stratus provided systems integration services for large and sophisticated fault-tolerant mainframe computers. In connection with the transaction, the Company entered into a three-year supply agreement to provide these system integration services to Ascend and Stratus Holdings Limited and the Company hired approximately 260 employees.

NOTE 8 - BUSINESS SEGMENTS AND GEOGRAPHIC AREAS

      The Company has 14 manufacturing facilities in the Americas, Europe and Asia to serve its customers. The Company is operated and managed geographically. The Company's management evaluates performance and allocates the Company's resources on a geographic basis. Intersegment sales, primarily constituting sales from the Americas to Europe, are generally recorded at prices that approximate arm's length transactions. Operating segments' measure of profitability is based on income from operations prior to goodwill amortization. Certain corporate expenses, including items such as insurance and software licensing costs, are allocated to these operating segments and are included for performance evaluation. Amortization expense associated with capitalized software costs is allocated to these operating segments, but the related assets are not allocated. The accounting policies for the reportable operating segments are the same as for the Company taken as a whole.

      Information about operating segments for the three months ended March 31, 2000 and 1999 was as follows:

                                                        THREE MONTHS ENDED
                                                              MARCH 31,
                                                      -------------------------
                                                        2000          1999
                                                      ---------    ------------
      Net sales:
         Americas .................................   $ 316,822         132,822
         Europe ...................................      77,185          17,120
         Asia .....................................       9,042            --
         Elimination of intersegment sales ........     (53,894)         (3,396)
                                                      ---------    ------------
                                                      $ 349,155         146,546
                                                      =========    ============
      Depreciation and amortization:
         Americas .................................   $   7,068           3,573
         Europe ...................................       2,397             335
         Asia .....................................         175            --
         Corporate - goodwill .....................       3,220             910
                                                      ---------    ------------
                                                      $  12,860           4,818
                                                      =========    ============
      Income from operations:
         Americas .................................   $   7,043           9,323
         Europe ...................................       4,069           1,049
         Asia .....................................       1,143            --
         Corporate and intersegment eliminations ..      (4,510)         (1,542)
                                                      ---------    ------------
                                                      $   7,745           8,830
                                                      =========    ============

                                                       MARCH 31,   DECEMBER 31,
                                                         2000         1999
                                                      ---------    ------------
      Total assets:
         Americas .................................   $ 646,741         424,521
         Europe ...................................     126,305         128,814
         Asia .....................................      15,907          12,808
         Corporate ................................      22,879         194,694
                                                      ---------    ------------
                                                      $ 811,832         760,837
                                                      =========    ============

      The following enterprise-wide information is provided in accordance with SFAS No. 131. Geographic net sales information reflects the destination of the product shipped. Long-lived assets information is based on the physical location of the asset.

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                        ------------------------
                                                          2000          1999
                                                        ---------   ------------
      Net sales derived from:
         Printed circuit boards .....................   $ 322,393        129,426
         Systems integration and box build ..........      26,762         17,120
                                                        ---------   ------------
                                                        $ 349,155        146,546
                                                        =========   ============
      Geographic net sales:
         United States ..............................   $ 218,274        119,319
         Europe .....................................      76,381         27,045
         Asia and other .............................      54,500            182
                                                        ---------   ------------
                                                        $ 349,155        146,546
                                                        =========   ============

                                                        MARCH 31,   DECEMBER 31,
                                                          2000          1999
                                                        ---------   ------------
      Long-lived assets:
         United States ..............................   $  96,777         99,221
         Europe .....................................      21,972         24,538
         Asia and other .............................      26,721         21,874
                                                        ---------   ------------
                                                        $ 145,470        145,633
                                                        =========   ============

NOTE 9 - COMPREHENSIVE INCOME

      Comprehensive income, which includes net income and the change in the cumulative translation adjustment, for the three months ended March 31, 2000, was $1.8 million. For the 1999 period, comprehensive income and net income was the same.

NOTE 10 - SUBSEQUENT EVENT

      Since quarter end, Benchmark has entered into a letter of intent to sell the assets of its Sweden operation. This transaction is subject to approval of the board of directors, execution of a definitive agreement and other customary conditions.

NOTE 11- CONTINGENCIES

      On October 18, 1999, the Company announced that its third quarter earnings announcement would be delayed and subsequently, on October 22, the Company announced its earning for the third quarter were below the level of the same periods during 1998 and were below expectations. Several class action lawsuits were filed in federal district court in Houston, Texas against the Company and two of its officers and directors alleging violations of the federal securities laws. The lawsuit seeks to recover unspecified damages. The Company denies the allegations in the lawsuits, however, and further denies that such allegations provide a basis for recovery of damages as the Company believes that it has made all required disclosures on a timely basis. Management intends to vigorously defend against these actions.

      Benchmark filed suit against Seller in the United States District Court for the Southern District of Texas for breach of contract, fraud and negligent misrepresentation on December 14, 1999 and is seeking an unspecified amount of damages in connection with the Amended and Restated Stock Purchase Agreement dated August 12, 1999 between the parties whereby Benchmark acquired all of the stock of AVEX from Seller. On January 5, 2000, Seller filed suit in the United States District Court for the Southern District of New York alleging that Benchmark failed to comply with certain obligations under the contract requiring Benchmark to register shares of its common stock issued to Seller as partial consideration for the acquisition. Seller's suit has been consolidated with Benchmark's suit in the United States District Court for the Southern District of Texas. Management intends to vigorously pursue its claims against Seller and defend against Seller's allegations.

      Subsequent to March 31, 2000, the Company, along with numerous other companies, was named as a defendant in a lawsuit brought by the Lemelson Medical, Education & Research Foundation (the Foundation). The lawsuit, which has not been formally served on the Company, alleges that the Company has infringed certain of the Foundation's patents relating to machine vision and bar code technology utilized in machines the Company has purchased. The Company has been in contact with representatives of the Foundation, and is currently investigating the nature of the Foundation's claims, the Company's potential defenses and any indemnity or similar rights the Company may have against manufacturers of the machines or other third parties. The Company's investigation of these matters is not complete. If the Foundation's complaint is served on the Company, the Company intends to vigorously defend against such claim and pursue all rights it has against third parties.

      The Company is also involved in various other legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (AMOUNTS IN THOUSANDS, UNLESS OTHERWISE NOTED)

      The following Management's Discussion and Analysis of Financial Condition and Results of Operations, and the discussion of Market Risk in Item 3 below, contains certain forward-looking statements regarding our future financial condition and results of operations and our business operations. The words "may," "intend," "will," "expect," "anticipate," "objective," "projection," "forecast," "plan," "management believes," "estimate," "continue," "should," "strategy" or "position" or the negatives of those terms or other variations of them or by comparable terminology are intended to identify forward-looking statements. We have based these statements on our current expectations about future events. Although we believe that our expectations reflected in or suggested by our forward-looking statements are reasonable, we cannot assure you that these expectations will be achieved. Our actual results may differ materially from what we currently expect. Important factors which could cause our actual results to differ materially from the forward-looking statements include, without limitation, integration of the operations of AVEX Electronics, Inc. and Kilbride Holdings B.V. (AVEX); incurrence of operating losses at AVEX; the resolution of the pending legal proceedings; the loss of one or more of our major customers; changes in our customer concentration; the absence of long-term sales contracts with our customers; our dependence on the growth of the enterprise computer, telecommunications, medical device, industrial control, testing and instrumentation, networking/servers and high-end video/audio/entertainment industries; risks associated with international operations; the availability and cost of customer specified components; our dependence on certain key executives; the effects of domestic and foreign environmental laws; fluctuations in our quarterly results of operation; the volatility of the price of our common stock; and competition from other providers of electronics manufacturing services. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

The following discussion should be read in conjunction with the unaudited financial statements of the Company included elsewhere in this report.

GENERAL

            We are a leading provider of electronics manufacturing services
(EMS) to original equipment manufacturers (OEMs) in the telecommunication, enterprise computer and peripherals, high-end video/audio/entertainment, industrial control, testing and instrumentation, computer and medical markets. We have 14 facilities in 8 countries. We offer OEMs a turnkey EMS solution, from initial product design to volume production and direct order fulfillment. We provide advanced engineering services including product design, printed circuit board (PCB) layout, quick-turn prototyping and test development. We believe that we have developed strengths in the manufacturing process for large, complex, high-density assemblies as well as having the ability to manufacture high and low volume products in lower cost regions such as Latin America, Eastern Europe and Southeast Asia. As OEM's expand internationally, they are increasingly requiring their EMS providers to have strategic regional locations and global procurement abilities. We believe a global manufacturing solution increases our ability to be responsive to our customers' needs by providing accelerated time-to-market and time-to-volume production of high quality products. These enhanced capabilities should enable us to build stronger strategic relationships with our customers and to become a more integral part of their operations.

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

      A substantial percentage of our sales have been made to a relatively small number of customers, and the loss of a major customer would adversely affect us. During the three months ended March 31, 2000, our two largest customers each represented in excess of 10% of our sales and together represented 29% of the Company's sales. We expect to continue to depend on the sales from our largest customers and any material delay, cancellation or reduction of orders from these or other significant customers would have a material adverse effect on our results of operations. We are dependent on the continued growth, viability and financial stability of our customers, some of which operate in industries that are, to a varying extent, subject to technological change, vigorous competition and short product life cycles. When our customers are adversely affected by these factors, we may be similarly affected.

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

o     Increased expenses and working capital requirements; and

o Increased exposure to other risks, including the integration of different information systems.

      The difficulties of integrating acquired businesses may be further complicated by size and geographic distances. Our most recent acquisition includes international locations in seven countries across Europe, South America, Asia and Latin America. During the integration process, other parts of our business could be disrupted and the financial performance of our business could be adversely affected. Our success is dependent upon our ability to integrate the AVEX acquisition and other acquisitions we may make in the future, with our existing operations. Additional expansions or acquisitions would require investment of financial resources and may require debt or equity financing which could dilute our shareholders' interest in us. No assurance can be given that we will consummate any acquisitions in the future, or that any debt or equity financing required for future acquisitions will be available on terms acceptable to us.

RECENT ACQUISITIONS

      On August 24, 1999, we acquired AVEX from J.M. Huber Corporation (the Seller). As consideration for the acquisition, the Company paid the Seller $265.3 million in cash at closing, subject to certain adjustments, including a working capital adjustment, and issued to the Seller one million shares of the Company's common stock. The transaction was accounted for under the purchase method of accounting, and, accordingly, the results of operations of AVEX since August 24, 1999 have been included in the Company's financial statements. The acquisition resulted in goodwill of approximately $131.1 million, which is being amortized on a straight line basis over 15 years. In order to finance the AVEX acquisition, the Company (i) obtained a term loan from a syndicate of commercial banks in the amount of $100 million, (ii) obtained a new revolving credit facility permitting draws of up to $125 million, subject to a borrowing base calculation, and borrowed $46 million under such facility and (iii) issued $80.2 million in convertible subordinated debt. In connection with the AVEX acquisition, the Company borrowed $30 million under the new revolving credit facility to refinance the Company's prior Senior Note. Certain disputes have arisen between the Company and the Seller relating to the AVEX acquisition resulting in legal proceedings between the parties over certain aspects of the transaction. See Note 7 of Notes to Condensed Consolidated Financial Statements and Item 1, Part II of this report.

      On March 1, 1999, we acquired certain assets from Stratus, a wholly-owned subsidiary of Ascend Communications, Inc. (Ascend) for approximately $42.3 million in cash, as adjusted. The acquisition price was allocated $6.1 million to equipment and other assets, and $36.2 million to inventories. Stratus provided systems integration services for large and sophisticated fault-tolerant mainframe computers. In connection with the transaction, the Company entered into a three-year supply agreement to provide these system integration services to Ascend and Stratus Holdings Limited and the Company hired approximately 260 employees. See Note 7 of Notes to Condensed Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

      The following table presents the percentage relationship that certain items in the Company's Condensed Consolidated Statements of Income bear to sales for the periods indicated:

                                                         THREE MONTHS ENDED
                                                               MARCH 31,
                                                         ---------------------
                                                           2000         1999
                                                         --------     --------
Sales ................................................      100.0%       100.0%
Cost of sales ........................................       93.2         90.0
                                                         --------     --------
      Gross profit ...................................        6.8         10.0
Selling, general and administrative expense ..........        3.6          3.4
Amortization of goodwill .............................        0.9          0.6
                                                         --------     --------
      Income from operations .........................        2.2          6.0
Interest expense .....................................       (1.6)        (0.8)
Other income .........................................        0.2          0.1
                                                         --------     --------
      Income before income taxes .....................        0.9          5.4
Income tax expense ...................................        0.3          2.0
                                                         --------     --------
      Net income .....................................        0.6%         3.4%
                                                         ========     ========

      Benchmark has experienced consistent sales growth over the past few years. The net increase in sales reflects the impact of growth from acquisitions combined with internal growth resulting from the trend towards outsourcing among OEMs. Sales for the first quarter of 2000 were approximately $349.2 million, a 138.3% increase from sales of approximately $146.5 million for the same quarter in 1999. The net increase in sales resulted primarily from the acquisition of AVEX, ramping up of new programs and increases in sales volume from both existing and new customers. Sales in the Americas increased $184.0 million primarily as a result of the AVEX acquisition and demand increases from existing and new customers. Sales in Europe increased $60.1 million due to the combined effects of the AVEX acquisition and the operation of the systems integration facility in Dublin, Ireland. Sales in Asia increased by $9.0 million as the facility in Asia was an AVEX facility.

      The Company's results of operations are dependent upon the success of its customers, and a prolonged period of reduced demand for its customers' products would have an adverse effect on the Company's business. During the three months ended March 31, 2000, the Company's two largest customers each represented in excess of 10% of our sales and represented 29% of the Company's sales in the aggregate. The loss of a major customer, if not replaced, would adversely affect the Company.

      Gross profit increased 61.0% to approximately $23.6 million in the first quarter of 2000 from approximately $14.7 million in the same quarter in 1999 The increase in gross profit was due primarily to the higher sales volumes attributable to the AVEX acquisition and also to the operation of the new systems integration facility in Ireland and changes in product and customer mix occurring in the ordinary course of business. Gross profit as a percentage of sales decreased from 10.0% for the first quarter of 1999 to 6.8% for the first quarter of 2000. The Company's gross margin reflects a number of factors. The reduction in the gross margin for the first quarter of 2000 as compared to the first quarter of 1999 is primarily attributable to the inclusion of the AVEX operations and the presence of underutilized capacity at the AVEX facilities. Additionally, the level of start up costs and inefficiencies associated with new programs, product mix, capacity utilization of surface mount and other equipment, and pricing within the electronics industry affect the Company's gross margin. The combined effect of these factors, which are continually changing and are interrelated, make it impracticable to determine with precision the separate effect of each factor. The Company expects that a number of high dollar volume programs of AVEX will remain subject to contractual and competitive restraints on the margin that may be realized from such programs and that these restraints will exert downward pressure on the Company's margins in the near future.

      We anticipate continued challenges during the second quarter with certain components. While the full effect of this period of constrained supplies of components on us is not know at this time, we expect prices for such components will increase, and that a temporary shortage of certain components may occur. If such events were to occur, they would have an adverse effect on our results of operations. At the present time, however, we are unable to predict the extent of any shortages or price increases or the effect on the Company.

      Selling, general and administrative expenses were $12.7 million in the first quarter of 2000, an increase of 156.2% from $5.0 million for the same quarter in 1999. Selling, general and administrative expenses as a percentage of sales increased from 3.4% for the first quarter of 1999 to 3.6% for the first quarter of 2000. The increase in selling, general and administrative expenses during the quarter ended March 31, 2000 reflects the additional administrative expenses resulting from the acquisition of AVEX. Additionally, the increase reflects the investment in personnel and the incurrence of related corporate and administrative expenses necessary to support the increased size and complexity of our business. We anticipate selling, general and administrative expenses will continue to increase in absolute dollars in the future as we continue to develop the infrastructure necessary to support our current and prospective business.

      The amortization of goodwill for the three-month periods ended March 31, 2000 and 1999 was $3.2 million and $0.9 million, respectively. The increase was due to the acquisition of AVEX on August 24, 1999.

      Interest expense for the three-month periods ended March 31, 2000 and 1999 was $5.6 million and $1.1 million, respectively. The increase was due to the additional debt incurred in connection with the acquisition of AVEX on August 24, 1999.

      Income tax expense of approximately $1.0 million represented an effective tax rate of 34.3% for the three-month period ended March 31, 2000, compared with an effective tax rate of 36.4% for the three-month period ended March 31, 1999. The decrease was due primarily to lower foreign tax rates applicable to a portion of pretax income in 2000, partially offset by nondeductible amortization of goodwill.

      The Company reported net income of approximately $2.0 million, or diluted earnings of $0.12 per share for the first quarter of 2000 compared with net income of approximately $5.0 million, or diluted earnings of $0.40 per share for the first quarter of 1999. The approximate $3.1 million decrease was a result of the combined effects of the acquisition of AVEX, the ramping up of new projects and the increase in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has financed its growth and operations through funds generated from operations, proceeds from the sale of its securities and funds borrowed under its credit facilities.

      Cash provided by (used in) operating activities was ($48.4) million and $18.4 million for the three months ended March 31, 2000 and 1999, respectively. The decrease in cash provided by operations was primarily the result of decreases in net income and increases in accounts receivable and inventories partially offset by increases in depreciation and amortization. The Company's accounts receivables and inventories at March 31, 2000 increased $27.1 million and $34.8 million, respectively, over their levels at December 31, 1999, reflecting the Company's increased sales and backlog during the first three months of 2000, as compared to the corresponding period in the prior year. The Company expects increases in inventories to support the anticipated growth in sales. The Company continued and is continuing the practice of purchasing components only after customer orders are received, which mitigates, but does not eliminate, the risk of loss on inventories. Supplies of electronic components and other materials used in operations are subject to industry-wide shortages. In certain instances, suppliers may allocate available quantities to the Company.

      Cash used in investing activities was $9.8 million and $52.7 million for the three months ended March 31, 2000 and 1999, respectively. Capital expenditures of $9.4 million for the three months ended March 31, 2000 were primarily concentrated in test and manufacturing production equipment. Capitalized software costs of $0.5 million for the three months ended March 31, 2000, were for the implementation of the Company's new Enterprise Resource Planning System software. On March 1, 1999, the Company completed the purchase of inventories and plant and equipment from Stratus for $42.3 million, as adjusted. See Note 7 of Notes to Condensed Consolidated Financial Statements.

      Cash provided by financing activities was $49.4 million and $23.3 million for the three months ended March 31, 2000 and 1999, respectively. During the first quarter of 2000, the Company increased borrowings outstanding under the revolving line of credit by $53.6 million and made principal payments on long-term debt totaling $4.7 million.

      The Company has a $125 million revolving line of credit facility (the Revolving Credit Facility) with a commercial bank. The Company is entitled to borrow under the Revolving Credit Facility up to the lesser of $125 million or the sum of 75% of its eligible accounts receivable, 45% of its eligible inventories and 50% of its eligible fixed assets. Interest on the Revolving Credit Facility and the Term Loan is payable quarterly, at the Company's option, at either the bank's Eurodollar rate plus 1.25% to 2.50% or its prime rate plus 0.00% to 1.00%, based upon the Company's debt ratio as specified in the agreement. A commitment fee of 0.375% to 0.500% per annum on the unused portion of the Revolving Credit Facility is payable quarterly in arrears. The Revolving Credit Facility matures on September 30, 2004. As of March 31, 2000, the Company had $95.1 million outstanding under the Revolving Credit Facility, bearing interest at rates ranging from 8.625% to 10.0%, $5.2 million outstanding letters of credit and $24.7 million was available for future borrowings.

      The Term Loan and the Revolving Credit Facility (collectively the Facility) is secured by the Company's domestic inventory and accounts receivable, 100% of the stock of the Company's domestic subsidiaries, and 65% of the voting capital stock of each direct foreign subsidiary and substantially all of the other tangible and intangible assets of the Company and its domestic subsidiaries. The Facility contains customary financial covenants and restricts the ability of the Company to incur additional debt, pay dividends, sell assets, and to merge or consolidate with other persons, without the consent of the bank.

      The Company has outstanding $80.2 million principal amount of 6% Convertible Subordinated Notes (Notes). The indenture relating to the Notes contains affirmative and negative covenants, including covenants restricting the Company's ability to merge or engage in certain other extraordinary corporate transactions unless certain conditions are satisfied. Upon the occurrence of a change of control of the Company (as defined in the indenture relating to the Notes), each holder of Notes will have the right to require the Company to repurchase all or part of the Holder's notes at 100% of the face amount thereof, plus accrued and unpaid interest. The Notes are convertible into shares of the Company's common stock at an initial conversion price of $40.20 per share at the option of the holder at any time prior to maturity, unless previously redeemed or repurchased. See Note 3 of Notes to Condensed Consolidated Financial Statements.

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

      At March 31, 2000, the Company's debt to total capitalization ratio was 49%, as compared to 44% at December 31, 1999. Our acquisitions in 1999 have significantly increased our leverage ratio and decreased our interest coverage ratio. The level of indebtedness, among other things, could make it difficult for us to obtain any necessary financing in the future for other acquisitions, working capital, capital expenditures, debt service requirements and other expenses; limit our flexibility in planning for, or reacting to changes in, our business; and make us more vulnerable in the event of an economic downturn in our business. Management believes that existing cash balances, funds generated from operations and borrowings under the Revolving Credit Facility will be sufficient to permit the Company to meet its liquidity requirements for the foreseeable future.

      Pursuant to the terms of the purchase agreement in connection with the acquisition of AVEX on August 24, 1999, the Company was required to agree upon a closing working capital adjustment with the Seller by November 22, 1999. The Company was unable to reach an agreement with the Seller prior to the November 22, 1999 deadline and has entered into several agreements extending this deadline. At the present time, the parties still have not reached an agreement and have hired an independent accounting firm to serve as arbitrator to resolve the dispute and to calculate the final closing working capital adjustment. The Company is unable to predict when the arbitrator will be releasing its findings but estimates that the net closing working capital adjustment will be in the range of $20 to $40 million. Management has made its best estimate of the ultimate resolution of this arbitration proceeding. However, the final working capital adjustment could have a significant effect on the final purchase price and the allocation of the purchase price. The Company has recorded a current liability at March 31, 2000 for the estimated amount, and expects to fund any amount required from operating cash flows and borrowings under the Revolving Credit Facility.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We have exposure to interest rate risk under our variable rate revolving credit and term loan facilities. These facilities are based on the spread over the bank's Eurodollar rate or its prime rate. Inflation and changing prices have not significantly affected our operating results or the markets in which we perform services.

      We currently have an interest rate swap transaction agreement for a notional amount of $43 million under which we pay a fixed rate of interest hedging against the variable interest rates charged by the Term Loan facility. The interest rate swap expires in the year 2003, which coincides with maturity dates on the Term Loan.

      Our international sales are a growing portion of our net sales; we are exposed to risks associated with operating internationally, including the following:

      o     Foreign currency exchange risk;
      o     Import and export duties, taxes and regulatory changes;
      o     Inflationary economies or currencies; and
      o     Economic and political instability.

      Historically, we have not held or issued derivative financial instruments. We do not use derivative financial instruments for speculative purposes. Our policy is to maintain a hedged position for certain significant transaction exposures. These exposures are primarily, but not limited to, vendor payments and inter-company balances in currencies other than the functional currency of the operating entity. Our international operations in some instances operate in a natural hedge because both operating expenses and a portion of sales are denominated in local currency. As of March 31, 2000, we have one foreign currency hedging contract in place to support expansion of the Dublin, Ireland facility that expires in December 2000.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

      On October 18, 1999, we announced that our third quarter 1999 earnings announcement would be delayed and subsequently, on October 22, we announced our earnings for the third quarter 1999 were below the level of the same periods during 1998 and were below expectations. Several class action lawsuits were filed in federal district court in Houston, Texas against Benchmark and two of its officers and directors alleging violations of the federal securities laws. The lawsuits seek to recover unspecified damages. We deny the allegations in the lawsuits, however, and further deny that such allegations provide a basis for recovery of damages as we believe that we have made all required disclosures on a timely basis. We intend to vigorously defend against these actions. No material developments occurred in this proceeding during the period covered by this report.

      Pursuant to the terms of the Amended and Restated Stock Purchase Agreement dated August 12, 1999 whereby Benchmark acquired all of the stock of AVEX and Kilbride Holdings B.V from J.M. Huber Corporation (Seller), Benchmark was required to agree upon a closing working capital adjustment with the Seller by November 22, 1999. We were unable to reach an agreement with the Seller prior to the November 22,1999 deadline and entered into several agreements extending this deadline. At the present time, the parties still have not reached an agreement and have hired an independent accounting firm to serve as arbitrator to resolve the dispute and to calculate the final closing working capital adjustment. The parties completed the presentation of information to the arbitrator during the first quarter of 2000 and are awaiting a decision. Management is unable to predict when the arbitrator will be releasing its findings but estimates that the net closing working capital adjustment will be in the range of $20 to $40 million. Management has made its best estimate of the ultimate resolution of this arbitration proceeding. However, the final working capital adjustment could have a significant effect on the final purchase price and the allocation of the purchase price.

      Benchmark filed suit against Seller in the United States District Court for the Southern District of Texas for breach of contract, fraud and negligent misrepresentation on December 14, 1999 and is seeking an unspecified amount of damages in connection with the contract. On January 5, 2000, Seller filed suit in the United States District Court for the Southern District of New York alleging that Benchmark failed to comply with certain obligations under the contract requiring Benchmark to register shares of its common stock issued to Seller as partial consideration for the acquisition. Seller's suit has been consolidated with Benchmark's suit in the United States District Court for the Southern District of Texas. Management intends to vigorously pursue its claims against Seller and defend against Seller's allegations. No material developments occurred in this proceeding during the period covered by this report.

      Subsequent to the end of the period covered by this report, the Company, along with numerous other companies, was named as a defendant in a lawsuit brought by the Lemelson Medical, Education & Research Foundation (the Foundation). The lawsuit, which has not been formally served on the Company, alleges that the Company has infringed certain of the Foundation's patents relating to machine vision and bar code technology utilized in machines the Company has purchased. The Company has been in contact with representatives of the Foundation, and is currently investigating the nature of the Foundation's claims, the Company's potential defenses and any indemnity or similar rights the Company may have against manufacturers of the machines or other third parties. The Company's investigation of these matters is not complete. If the Foundation's complaint is served on the Company, the Company intends to vigorously defend against such claim and pursue all rights it has against third parties.

      The Company is also involved in various other legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits.

            27.1  Financial Data Schedule.


      (b)   Reports on Form 8-K.

            Benchmark Electronics, Inc.'s Current Report on Form 8-K dated April 7, 2000 and filed on April 7, 2000.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 15, 2000.

                                          BENCHMARK ELECTRONICS, INC.
                                            (Registrant)


                                          By: /S/ DONALD E. NIGBOR
                                          Donald E. Nigbor
                                          President
                                          (Principal Executive Officer)


                                          By: /S/ CARY T. FU
                                          Cary T. Fu
                                          Executive Vice President
                                          (Principal Financial Officer)

                                  EXHIBIT INDEX

    EXHIBIT
    NUMBER                         DESCRIPTION OF EXHIBIT
    -------                        ----------------------
      27.1  Financial Data Schedule.