Form 10-K/A
period 1999-12-31
BENCHMARK ELECTRONICS INC
filed 2000-07-13
CIK 863436

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ______________________

                                   FORM 10-K/A

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

                      DOCUMENTS INCORPORATED BY REFERENCE:

(1) The Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

===============================================================================

                               TABLE OF CONTENTS

Item 14.   Exhibits, Financial Statement Schedules, and Reports
             on Form 8-K.

           (a)(2) Financial Statement Schedule
                  Independant Auditors' Report........................  2
                  Schedule II - Valuation Accounts....................  3


           The Registrant is amending its Form 10-K for 1999 to include Schedule II, Valuation Accounts, and the accompanying independent auditors' report.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                          BENCHMARK ELECTRONICS, INC.

                                          By: /s/ GAYLA J. DELLY
                                                  GAYLA J. DELLY
                                                    TREASURER

     Dated: July 13, 2000

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Benchmark Electronics, Inc.:

Under date of February 8, 2000, we reported on the consolidated balance sheets of Benchmark Electronics, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 1999, as incorporated by reference in the annual report on form 10-K for the year 1999. In connection with the audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our respnsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



KPMG LLP

Houston, Texas
February 8, 2000

                           BENCHMARK ELECTRONICS, INC.

                        SCHEDULE II - VALUATION ACCOUNTS
                                 (IN THOUSANDS)

                                                                   ADDITIONS
                                                    --------------------------------------
                                      BALANCE AT                                              BALANCE AT
                                       BEGINNING    CHARGES TO       OTHER                      END OF
                                       OF PERIOD    OPERATIONS     ADDITIONS    DEDUCTIONS      PERIOD
                                      ----------    ----------     ---------    ----------    ----------
Year ended December 31, 1999
  Allowance for doubtful accounts(1)(2) $  100           273         7,332          --           7,705
                                        ======        ======        ======        ======        ======
  Inventory obsolescence reserve(2)(3)  $3,510         1,911        14,579          --          20,000
                                        ======        ======        ======        ======        ======
Year ended December 31, 1998
  Allowance for doubtful accounts(1)    $  156          --            --              56           100
                                        ======        ======        ======        ======        ======
  Inventory obsolescence reserve(3)(4)  $1,751           583         3,100         1,924         3,510
                                        ======        ======        ======        ======        ======

Year ended December 31, 1997
  Allowance for doubtful accounts(1)    $  782            18          --             644           156
                                        ======        ======        ======        ======        ======
  Inventory obsolescence reserve(3).    $2,131           300          --             680         1,751
                                        ======        ======        ======        ======        ======

------
(1) Deductions in the allowance for doubtful accounts represent write-offs, net of recoveries, of amounts determined to be uncollectible.

(2) Other addition relates to the acquisition of AVEX.

(3) Deductions in the inventory obsolescence reserve represent disposals of inventory determined to be obsolete.

(4) Other addition relates to the acquistion of LCEC.

See accompanying independent auditors' report.