Form 10-Q
period 2000-06-30
BENCHMARK ELECTRONICS INC
filed 2000-08-14
CIK 863436

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000     COMMISSION FILE NUMBER: 1-10560



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


                                  Yes X  No
                                     ---   ---
      As of August 11, 2000 there were 19,099,641 shares of Common Stock, par value $0.10 per share, outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                   JUNE 30,    DECEMBER 31,
                                                    2000          1999
                                                  ---------    -----------
                                                 (UNAUDITED)
ASSETS
  Current assets:
    Cash and cash equivalents ................    $  22,847     $   9,437
    Accounts receivable, net .................      241,132       197,239
    Income taxes receivable ..................          404         3,351
    Inventories ..............................      277,655       214,554
    Prepaid expenses and other assets ........       16,431        15,499
    Deferred tax asset .......................        2,303         2,334
                                                  ---------     ---------
      Total current assets ...................      560,772       442,414
                                                  ---------     ---------

  Property, plant and equipment ..............      177,827       175,774
  Accumulated depreciation ...................      (55,744)      (53,766)
                                                  ---------     ---------
      Net property, plant and equipment ......      122,083       122,008
                                                  ---------     ---------

  Other assets, net ..........................       26,458        23,625
  Goodwill, net ..............................      167,889       172,791
                                                  ---------     ---------
                                                  $ 877,202     $ 760,838
                                                  =========     =========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Current installments of other
      long-term debt .........................    $  18,815     $  19,184
    Accounts payable .........................      258,347       215,971
    Accrued liabilities ......................       28,423        29,333
                                                  ---------     ---------
      Total current liabilities ..............      305,585       264,488

  Revolving line of credit ...................      121,600        41,500
  Convertible subordinated notes .............       80,200        80,200
  Other long-term debt, excluding current
    installments .............................       72,100        81,111
  Other long-term liability ..................        6,157         5,939
  Deferred income taxes ......................        5,898         5,665
  Shareholders' equity:
    Preferred shares, $0.10 par value;
      5,000,000 shares
      authorized, none issued ................         --            --
    Common shares, $0.10 par value;
      30,000,000 shares authorized; issued -
      16,358,910 and 16,290,010, respectively;
      outstanding - 16,309,426 and 16,240,526,
      respectively ...........................        1,631         1,624
    Additional paid-in capital ...............      202,369       200,980
    Retained earnings ........................       84,357        78,774
    Accumulated other comprehensive
      income (loss) ..........................       (2,575)          677
    Less treasury shares, at cost; 49,484
      shares .................................         (120)         (120)
                                                  ---------     ---------
      Total shareholders' equity .............      285,662       281,935
    Commitments and contingencies.............
                                                  ---------     ---------
                                                  $ 877,202     $ 760,838
                                                  =========     =========

    See accompanying notes to condensed consolidated financial statements

                  BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                         THREE MONTHS ENDED           SIX MONTHS ENDED
                                             JUNE  30,                    JUNE 30,
                                       -----------------------     -----------------------
                                         2000          1999          2000          1999
                                       ---------     ---------     ---------     ---------
Sales .............................    $ 406,572     $ 162,621     $ 755,726     $ 309,167
Cost of sales .....................      376,868       145,767       702,376       277,623
                                       ---------     ---------     ---------     ---------
      Gross profit ................       29,704        16,854        53,350        31,544
Selling, general and administrative
  expenses ........................       13,432         5,677        26,113        10,628
Amortization of goodwill ..........        3,100           910         6,320         1,819
                                       ---------     ---------     ---------     ---------
      Income from operations ......       13,172        10,267        20,917        19,097
Interest expense ..................       (7,050)       (1,190)      (12,613)       (2,315)
Other income (expense) ............         (648)         (266)          181           (50)
                                       ---------     ---------     ---------     ---------
      Income before income taxes ..        5,474         8,811         8,485        16,732
Income tax expense ................        1,869         3,206         2,902         6,090
                                       ---------     ---------     ---------     ---------
      Net income ..................    $   3,605     $   5,605     $   5,583     $  10,642
                                       =========     =========     =========     =========

Earnings per share:
      Basic .......................    $    0.22     $    0.44     $    0.34     $    0.87
      Diluted .....................    $    0.21     $    0.41     $    0.32     $    0.80
                                       =========     =========     =========     =========
Weighted average number of shares
  outstanding:
      Basic .......................       16,297        12,756        16,272        12,209
      Diluted .....................       17,547        13,789        17,330        13,256
                                       =========     =========     =========     =========

     See accompanying notes to condensed consolidated financial statements.

                  BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                       -----------------------------
                                                         2000                 1999
                                                       --------             --------
Cash flows from operating activities:
  Net income ......................................    $  5,583             $ 10,642
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization ...............      25,681               10,173
      Deferred income taxes .......................         264                  100
      (Gain) loss on the sale of property,
       plant and equipment ........................          51                  (61)
      Federal tax benefit of stock options
        exercised .................................         461                  261
  Changes in operating assets and liabilities,
    net of effects from acquisitions:
      Accounts receivable .........................     (45,821)             (30,753)
      Inventories .................................     (64,420)                (478)
      Prepaid expenses and other assets ...........      (2,706)              (2,824)
      Accounts payable ............................      78,994               16,346
      Accrued liabilities .........................        (370)               1,410
      Other long term liability ...................         218                 --
      Income taxes receivable .....................       2,947                  539
                                                       --------             --------
          Net cash provided by operations .........         882                5,355
                                                       --------             --------
Cash flows from investing activities:
  Capital expenditures, net .......................     (19,780)              (9,787)
  Additions to capitalized software ...............      (1,529)              (1,373)
  Acquisitions ....................................     (35,303)             (42,310)
                                                       --------             --------
          Net cash used in investing activities ...     (56,612)             (53,470)
                                                       --------             --------
Cash flows from financing activities:
  Net proceeds from stock offering ................        --                 93,694
  Debt issuance costs .............................      (1,383)                (152)
  Proceeds from issuance of debt ..................      80,100               25,000
  Proceeds from stock options exercised ...........         935                  540
  Principal payments on other long-term debt ......      (9,380)             (49,181)
                                                       --------             --------
          Net cash provided by financing activities      70,272               69,901
                                                       --------             --------
Effect of exchange rate changes ...................      (1,132)                --
                                                       --------             --------
Net increase in cash and cash equivalents .........      13,410               21,786
  Cash and cash equivalents at beginning of year ..       9,437               23,077
                                                       --------             --------
  Cash and cash equivalents at June 30 ............    $ 22,847             $ 44,863
                                                       ========             ========

Supplemental disclosures of cash flow information:
  Income taxes paid (refunded) ....................    $ (1,721)            $  5,241
                                                       ========             ========
  Interest paid ...................................    $ 12,211             $  2,449
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

NOTE 1 - BASIS OF PRESENTATION

      Benchmark Electronics, Inc. (the Company) is a Texas corporation which provides electronics manufacturing and design services to original equipment manufacturers (OEMs) of telecommunication equipment, computers and related products for business enterprises, video/ audio/entertainment products, industrial control equipment, testing and instrumentation products, personal computer and medical devices. The Company has manufacturing operations located in the Americas, Europe and Asia.

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

NOTE 2 - EARNINGS PER SHARE

      Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding stock options to purchase common stock. Incremental shares of 1,058 and 1,047 for the six months ended June 30, 2000 and 1999, respectively and 1,250 and 1,033 for the three months ended June 30, 2000 and 1999, respectively, were used in the calculation of diluted earnings per share. Options to purchase 36 shares of common stock for the six-month period ended June 30, 2000 were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common stock. For the three-month period ended June 30, 2000 and for the three and six-month periods ended June 30, 1999, no options were excluded in the computation of diluted earnings per share since the option exercise price was lower than the average market price of the common stock. The effect of the if-converted method for the 6% Convertible Subordinated Notes is antidilutive and 1,995 of potential common shares have not been considered in computing diluted earnings per share for the three-month and six-month periods ended June 30, 2000.

NOTE 3 - BORROWING FACILITIES

      In order to finance the acquisition of AVEX Electronics, Inc. and Kilbride Holdings, B.V. (AVEX), the Company obtained $100 million through borrowings under a five-year term loan (the Term Loan) through a syndicate of commercial banks. Principal on the Term Loan is payable in quarterly installments in annual amounts of $16 million in 2000, $18 million in 2001, $20 million in 2002, $22 million in 2003 and $21 million in 2004. The Term Loan bears interest, at the Company's option, at either the bank's Eurodollar rate plus 1.25% to 3.00% or its prime rate plus 0.00% to 1.75%, based upon the Company's debt ratio as specified in the agreement and interest is payable quarterly. As of June 30, 2000, the Company had $89 million outstanding under the Term Loan, bearing interest at rates ranging from 8.75% to 9.5625%.

      The Company has a $175 million revolving line of credit facility (the Revolving Credit Facility) with a commercial bank. The Company is entitled to borrow under the Revolving Credit Facility up to the lesser of $175 million or the sum of 75% of its eligible accounts receivable, 45% of its eligible inventories and 50% of its eligible fixed assets. Interest on the Revolving Credit Facility is payable quarterly, at the Company's option, at either the bank's Eurodollar rate plus 1.25% to 3.00% or its prime rate plus 0.00% to 1.75%, based upon the Company's debt ratio as specified in the agreement. A commitment fee of 0.375% to 0.500% per annum on the unused portion of the Revolving Credit Facility is payable quarterly in arrears. The Revolving Credit Facility matures on September 30, 2004. As of June 30, 2000, the Company had $121.6 million outstanding under the Revolving Credit Facility, bearing interest at rates ranging from 9.434% to 10.5%, $5.2 million outstanding letters of credit and $48.2 million was available for future borrowings. The Company increased the availability under the revolving credit facility by $50 million from $125 million effective June 23, 2000.

      The Term Loan and the Revolving Credit Facility (collectively the Facility) are secured by the Company's domestic inventory and accounts receivable, 100% of the stock of the Company's domestic subsidiaries, and 65% of the voting capital stock of each direct foreign subsidiary and substantially all of the other tangible and intangible assets of the Company and its domestic subsidiaries. The Facility contains customary financial covenants and restricts the ability of the Company to incur additional debt, pay dividends, sell assets, and to merge or consolidate with other persons, without the consent of the bank.

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


NOTE 4 - INVENTORIES

      Inventory costs are summarized as follows:

                                     JUNE 30,    DECEMBER 31,
                                      2000          1999
                                    ---------    -----------

            Raw materials ......    $ 238,017     $ 191,952
            Work in process ....       60,432        42,603
            Obsolescence reserve      (20,794)      (20,001)
                                    ---------     ---------
                                    $ 277,655     $ 214,554
                                    =========     =========

NOTE 5 - INCOME TAXES

      Income tax expense consists of the following:

                                 SIX MONTHS ENDED
                                     JUNE 30,
                                 ----------------
                                  2000      1999
                                 ------    ------
            Federal - Current    $  911    $4,995
            Foreign - Current     1,440       315
            State - Current .       287       680
            Deferred ........       264       100
                                 ------    ------
                 Total ......    $2,902    $6,090
                                 ======    ======

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

      In addition, for a period of up to ten years the Company will be subject to taxes in Ireland at rates substantially less than the statutory tax rates for that jurisdiction. As a result of these reduced rates, income tax expense for the quarter and six months ended June 30, 2000 is approximately $228 (approximately $0.01 per share diluted) and $519 (approximately $0.03 per share diluted), respectively, lower than the amount computed by applying the statutory tax rates. Income tax expense for the quarter and six months ended June 30, 1999 is approximately $69 (approximately $0.01 per share diluted) and $79 (approximately $0.01 per share diluted), respectively, lower than the amount computed by applying the statutory rates.

NOTE 6 - RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS

      On March 31, 2000, the Financial Accounting Standards Board (FASB) issued FASB interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25" (FIN 44). FIN 44 provides guidance for issues that have arisen in applying Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Because none of the earlier transition provisions of FIN44 apply to the Company, FIN 44 will be applied prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after July 1, 2000.

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative financial instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that companies recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company expects to adopt SFAS No. 133, as amended, on January 1, 2001, but has not determined the impact on its financial position, results of operations or liquidity.

NOTE 7 - ACQUISITIONS

      On August 24, 1999, the Company completed the acquisition of all of the outstanding capital stock of AVEX from J.M. Huber Corporation (the Seller). AVEX has manufacturing plants or design centers in the United States in Huntsville, Alabama and Pulaski, Tennessee, and elsewhere in Campinas, Brazil, Csongrad, Hungary, Guadalajara, Mexico, Cork, Ireland, Singapore, East Kilbride, Scotland, and Katrineholm, Sweden. In consideration of the capital stock of AVEX, the Company paid $265.3 million in cash at closing, subject to certain adjustments, including a working capital adjustment, and issued one million shares of the Company's common stock to the Seller. In addition, the Company paid $5.2 million in acquisition costs. In order to finance the AVEX acquisition, the Company (i) obtained a term loan from a syndicate of commercial banks in the amount of $100 million, (ii) obtained a new revolving credit facility permitting draws of up to $125 million, subject to a borrowing base calculation, and borrowed $46 million under such facility and (iii) issued $80.2 million in Notes. In connection with the AVEX acquisition, the Company borrowed $30 million under the new revolving credit facility to refinance existing debt pursuant to the Company's prior Senior Note . The AVEX acquisition was accounted for using the purchase method of accounting. The acquisition resulted in goodwill of approximately $133.1 million that is being amortized on a straight-line basis over 15 years.

      Pursuant to the terms of the purchase agreement in connection with the acquisition of AVEX on August 24,1999, the Company was required to agree upon a working capital adjustment with the Seller by November 22, 1999. The Company was unable to reach an agreement with the Seller prior to the November 22, 1999 deadline and entered into several agreements extending this deadline. The parties hired an independent accounting firm to serve as arbitrator to resolve the dispute and to calculate the final closing working capital adjustment. On May 22, 2000 the arbitrator released its findings and held that the working capital adjustment was $2.0 million greater than the current liability recorded by the Company at March 31, 2000 as an estimate of the working capital adjustment. The Company recorded the $2.0 million increase in goodwill during the quarter ended June 30, 2000.

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

NOTE 8 - BUSINESS SEGMENTS AND GEOGRAPHIC AREAS

      The Company has 14 manufacturing facilities in the Americas, Europe and Asia to serve its customers. The Company is operated and managed geographically. The Company's management evaluates performance and allocates the Company's resources on a geographic basis. Intersegment sales, primarily constituting sales from the Americas to Europe, are generally recorded at prices that approximate arm's length transactions. Operating segments' measure of profitability is based on income from operations prior to goodwill amortization. Certain corporate expenses, including items such as insurance and software licensing costs, are allocated to these operating segments and are included for performance evaluation. Amortization expense associated with capitalized software costs is allocated to these operating segments, but the related assets are not allocated. The unamortized balance of goodwill is allocated to the operating segments, but goodwill amortization is not considered in the operating segments' measure of profitability. The accounting policies for the reportable operating segments are the same as for the Company taken as a whole.

      Information about operating segments for the three and six-month periods ended June 30, 2000 and 1999 was as follows:

                                           THREE MONTHS ENDED           SIX MONTHS ENDED
                                                JUNE 30,                    JUNE 30,
                                        -----------------------     -----------------------
                                          2000          1999          2000          1999
                                        ---------     ---------     ---------     ---------
      Net sales:
        Americas ...................    $ 405,089       140,207       721,911       273,029
        Europe .....................       67,040        43,398       144,225        60,518
        Asia .......................       10,028          --          19,070          --
        Elimination of intersegment
          sales ....................      (75,586)      (20,984)     (129,480)      (24,380)
                                        ---------     ---------     ---------     ---------
                                        $ 406,571       162,621       755,726       309,167
                                        =========     =========     =========     =========

      Depreciation and amortization:
        Americas ...................    $   7,428         3,614        14,496         7,187
        Europe .....................        2,110           832         4,507         1,167
        Asia .......................          183          --             358          --
        Corporate - goodwill .......        3,100           909         6,320         1,819
                                        ---------     ---------     ---------     ---------
                                        $  12,821         5,355        25,681        10,173
                                        =========     =========     =========     =========

      Income from operations:
        Americas ...................    $  11,793         8,501        18,836        17,824
        Europe .....................        4,150         2,865         8,219         3,914
        Asia .......................          822          --           1,965          --
        Corporate and intersegment
          eliminations .............       (3,593)       (1,099)       (8,103)       (2,641)
                                        ---------     ---------     ---------     ---------

                                        $  13,172        10,267        20,917        19,097
                                        =========     =========     =========     =========


                                      JUNE 30,   DECEMBER 31,
                                        2000        1999
                                      --------   -----------
                     Total assets:
                        Americas .    $711,391     572,904
                        Europe ...     125,069     146,004
                        Asia .....      19,976      20,026
                        Corporate       20,766      21,903
                                      --------    --------
                                      $877,202     760,837
                                      ========    ========


      The following enterprise-wide information is provided in accordance with SFAS No. 131. Geographic net sales information reflects the destination of the product shipped. Long-lived assets information is based on the physical location of the asset.

                                              THREE MONTHS ENDED       SIX MONTHS ENDED
                                                   JUNE 30,                JUNE 30,
                                             --------------------    --------------------
                                               2000        1999        2000        1999
                                             --------    --------    --------    --------
      Net sales derived from:
        Printed circuit boards ..........    $379,084     125,382     701,477     254,808
        Systems integration and box build      27,487      37,239      54,249      54,359
                                             --------    --------    --------    --------
                                             $406,571     162,621     755,726     309,167
                                             ========    ========    ========    ========
       Geographic net sales:
        United States ...................    $270,023     124,294     488,297     243,613
        Europe ..........................      65,418      37,937     141,799      64,982
        Asia and other ..................      71,130         390     125,630         572
                                             --------    --------    --------    --------
                                             $406,571     162,621     755,726     309,167
                                             ========    ========    ========    ========

                                 JUNE 30,   DECEMBER 31,
                                   2000        1999
                                 --------   -----------
      Long-lived assets:
         United States ......    $101,004      99,221
         Europe .............      19,290      24,538
         Asia and other .....      28,247      21,874
                                 --------    --------
                                 $148,541     145,633
                                 ========    ========

NOTE 9 - COMPREHENSIVE INCOME

      Comprehensive income, which includes net income and the change in the cumulative translation adjustment, for the three-month and six-month periods ended June 30, 2000, was $0.5 million and $2.3 million, respectively. For the 1999 periods, comprehensive income and net income was the same.

NOTE 10 - SUBSEQUENT EVENTS

      On July 12, 2000, the Company entered into a definitive agreement for the sale of its Swedish operations for approximately $13.8 million, depending on the actual inventory levels on the date of the closing. The Swedish operations accounted for 5.2% and 5.9% of the Company's sales and 19.7% and 27.2% of its operating income for the three and six-month periods ended June 30, 2000, respectively.

      On August 14, 2000, the Company completed the public offering of 3,162,500 shares of its common stock for net proceeds of approximately $113.4 million. The Company used the net proceeds to temporarily repay indebtedness under its Revolving Credit Facility.

NOTE 11- CONTINGENCIES

      On October 18, 1999, the Company announced that its third quarter earnings announcement would be delayed and subsequently, on October 22, the Company announced its earnings for the third quarter were below the level of the same periods during 1998 and were below expectations. Several class action lawsuits were filed in federal district court in Houston, Texas against the Company and two of its officers and directors alleging violations of the federal securities laws. The lawsuits seek to recover unspecified damages. The Company denies the allegations in the lawsuits, however, and further denies that such allegations provide a basis for recovery of damages as the Company believes that it has made all required disclosures on a timely basis. Management intends to vigorously defend against these actions. At the present time, the Company is unable to reasonably estimate the possible loss, if any, associated with these matters.

      Benchmark filed suit against Seller in the United States District Court for the Southern District of Texas for breach of contract, fraud and negligent misrepresentation on December 14, 1999 and is seeking an unspecified amount of damages in connection with the Amended and Restated Stock Purchase Agreement dated August 12, 1999 between the parties whereby Benchmark acquired all of the stock of AVEX from Seller. On January 5, 2000, Seller filed suit in the United States District Court for the Southern District of New York alleging that Benchmark failed to comply with certain obligations under the contract requiring Benchmark to register shares of its common stock issued to Seller as partial consideration for the acquisition. Seller's suit has been consolidated with Benchmark's suit in the United States District Court for the Southern District of Texas. Management intends to vigorously pursue its claims against Seller and defend against Seller's allegations. At the present time, the Company is unable to reasonably estimate the possible loss, if any, associated with these matters.

      During the second quarter of 2000, the Company, along with numerous other companies, was named as a defendant in a lawsuit brought by the Lemelson Medical, Education & Research Foundation (the Foundation). The lawsuit, which has not been formally served on the Company, alleges that the Company has infringed certain of the Foundation's patents relating to machine vision and bar code technology utilized in machines the Company has purchased. The Company has been in contact with representatives of the Foundation, and is currently investigating the nature of the Foundation's claims, the Company's potential defenses and any indemnity or similar rights the Company may have against manufacturers of the machines or other third parties. The Company's investigation of these matters is not complete. If the Foundation's complaint is served on the Company, the Company intends to vigorously defend against such claim and pursue all rights it has against third parties. At the present time, the Company is unable to reasonably estimate the possible loss, if any, associated with these matters.

      The Company is also involved in various other legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following Management's Discussion and Analysis of Financial Condition and Results of Operations, and the discussion of Market Risk in Item 3 below, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as "anticipate," "believe," "intend," "plan," "projection," "forecast," "strategy," "position," "continue," "estimate," "expect," "may," "will," or the negative of those terms or other variations of them or by comparable terminology. In particular, statements, express or implied, concerning future operating results or the ability to generate sales, income or cash flow are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. The future results of our operations may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors which could cause actual results to differ from those in the forward-looking statements, include:

    o  incurrence of operating losses at AVEX;
    o  availability and cost of customer specified components;
    o  loss of one or more of our major customers;
    o  absence of long-term sales contracts with our customers;
    o  our substantial indebtedness;
    o a decline in the condition of the capital markets or a substantial rise in interest rates;
    o  our dependence on the industries we serve;
    o  competition from other providers of electronics manufacturing services;
    o  inability to maintain technical and manufacturing process expertise;
    o  risks associated with international operations;
    o  our dependence on certain key executives;
    o  resolution of the pending legal proceedings;

    o  integration of the operations of acquired companies;
    o  effects of domestic and foreign environmental laws;
    o  fluctuations in our quarterly results of operation; and
    o  volatility of the price of our common stock.

You should not put undue reliance on any forward-looking statements.

The following discussion should be read in conjunction with the unaudited financial statements of the Company included elsewhere in this report.

GENERAL

      We are in the business of manufacturing electronics and provide our services to original equipment manufacturers of telecommunication equipment, computers and related products for business enterprises, video / audio / entertainment products, industrial control equipment, testing and instrumentation products, personal computer and medical devices. Our headquarters are in Angleton, Texas and we have 14 facilities in eight countries. As original equipment manufacturers expand internationally, they are increasingly requiring their electronics manufacturing services providers to have strategic regional locations and global procurement abilities. We believe a global manufacturing solution increases our ability to be responsive to our customers' needs by providing accelerated time-to-market and time-to-volume production of high quality products. These enhanced capabilities should enable us to build stronger strategic relationships with our customers and to become a more integral part of their operations.

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

      A substantial percentage of our sales have been made to a relatively small number of customers, and the loss of a major customer would adversely affect us. During the six months ended June 30, 2000, our two largest customers each represented in excess of 10% of our sales and together represented 26.1% of our sales. We expect to continue to depend on the sales from our largest customers and any material delay, cancellation or reduction of orders from these or other significant customers would have a material adverse effect on our results of operations. We are dependent on the continued growth, viability and financial stability of our customers, some of which operate in industries that are, to a varying extent, subject to technological change, vigorous competition and short product life cycles. When our customers are adversely affected by these factors, we may be similarly affected.

      In connection with the AVEX acquisition, we acquired operations in Sweden. On July 12, 2000, we entered into a definitive agreement for the sale of our Swedish operations. The Swedish operations accounted for 5.2% and 5.9% of our sales and 19.7% and 27.2% of our operating income for the three and six-month periods ended June 30, 2000, respectively.

      On a pro forma basis, after giving effect to the disposition of the Swedish operations as if it had occurred on January 1, 2000, our income before income taxes for the three and six month periods ended June 30, 2000 would have been $2.9 million and $2.7 million, respectively. We are currently obtaining additional business from new and existing customers, which we believe may offset the loss of the sales and operating income we derived from the Swedish operations.

RECENT ACQUISITIONS

      On August 24, 1999, we acquired AVEX from J.M. Huber Corporation. As consideration for the acquisition, we paid $265.3 million in cash at closing, subject to certain adjustments, including a working capital adjustment, and issued one million shares of our common stock. The transaction was accounted for under the purchase method of accounting, and, accordingly, the results of operations of AVEX since August 24, 1999 have been included in our financial statements. The acquisition resulted in goodwill of approximately $133.1 million, which is being amortized on a straight line basis over 15 years. The amortization of goodwill, which is a noncash charge, negatively impacted our net income. In order to finance the AVEX acquisition, we (i) obtained a term loan from a syndicate of commercial banks in the amount of $100 million, (ii) obtained a new revolving credit facility permitting draws of up to $125 million, subject to a borrowing base calculation, and borrowed $46 million under such facility and (iii) issued $80.2 million in convertible subordinated debt. In connection with the AVEX acquisition, we borrowed $30 million under the new revolving credit facility to refinance our prior Senior Note. Disputes have arisen between us and Huber relating to the AVEX acquisition resulting in legal proceedings between the parties over the transaction.

      On March 1, 1999, we acquired certain assets from Stratus, a wholly-owned subsidiary of Ascend Communications, Inc. for approximately $42.3 million in cash, as adjusted. The acquisition price was allocated $6.1 million to equipment and other assets, and $36.2 million to inventories. Stratus provided systems integration services for large and sophisticated fault-tolerant mainframe computers. In connection with the transaction, we entered into a three-year supply agreement to provide these system integration services to Ascend and Stratus Holdings Limited and we hired approximately 260 employees.

      The inclusion in our accounts of the operations of AVEX and the systems integration facility in Ireland are responsible for a substantial portion of the variations in the results of our operations (including components thereof) from period to period. The effects of these on our reported financial condition, liquidity and results of operations should be considered when reading the financial information contained in this document.

     The acquisition of AVEX constitutes a significant expansion of our operations. Accordingly, the potential effect of the AVEX acquisition on our future financial condition, liquidity and results of operations should be considered when reading the historical financial information and related discussions set forth in the following section.

RESULTS OF OPERATIONS

      The following table presents the percentage relationship that certain items in the Company's Condensed Consolidated Statements of Income bear to sales for the periods indicated:

                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                            JUNE 30,              JUNE 30,
                                        ----------------      ----------------
                                        2000       1999       2000       1999
                                        -----      -----      -----      -----

Sales ..............................    100.0%     100.0%     100.0%     100.0%
Cost of sales ......................     92.7       89.6       92.9       89.8
                                        -----      -----      -----      -----
      Gross profit .................      7.3       10.4        7.1       10.2
Selling, general and administrative
  expense ..........................      3.3        3.5        3.5        3.4
Amortization of goodwill ...........      0.8        0.6        0.8        0.6
                                        -----      -----      -----      -----
      Income from operations .......      3.2        6.3        2.8        6.2
Interest expense ...................     (1.7)      (0.7)      (1.7)      (0.7)
Other income (expense) .............     (0.2)      (0.2)       0.0        0.0
                                        -----      -----      -----      -----
      Income before income taxes ...      1.3        5.4        1.1        5.4
Income tax expense .................      0.4        2.0        0.4        2.0
                                        -----      -----      -----      -----
      Net income ...................      0.9%       3.4%       0.7%       3.4%
                                        =====      =====      =====      =====

      We have experienced consistent sales growth over the past few years. The net increase in sales reflects the impact of growth from acquisitions combined with internal growth resulting from the trend towards outsourcing among original equipment manufacturers. Sales for the second quarter of 2000 were approximately $406.6 million, a 150.0% increase from sales of approximately $162.6 million for the same quarter in 1999. Sales for the first six months of 2000 were approximately $755.7 million, a 144.4% increase from sales of approximately $309.2 million for the same period in 1999. Of this total increase in sales for the quarter and first six months of 2000, approximately 77% and 81%, respectively, was attributable to the acquisition of AVEX and approximately 23% and 19%, respectively, resulted from the ramping up of new programs and increases in sales volume from both existing and new customers.

      Sales in the Americas for the three and six-month periods ended June 30, 2000 increased $264.9 million and $448.9 million, respectively, with approximately 79% and 75%, respectively, of this increase resulting from the acquisition of AVEX. The remaining 21% and 25% increases were the result of demand increases from existing and new customers. Sales in Europe increased $23.6 million and $83.7 million for the quarter and first six months of 2000, respectively, due primarily to the effect of the AVEX acquisition (representing approximately 166% and 106%, respectively, of this net increase). The net increase in sales also includes the impact of the decrease of approximately 66% and 6%, respectively, of the systems integration facility revenues in Dublin, Ireland. The 1999 Dublin, Ireland revenues were positively impacted by significant backlog fulfillment, during that period resulting from a period of customer transition. Dublin's sales during the remainder of 1999 and the first two quarters of 2000 have returned to normalized run rates. Sales in Asia increased by $10.0 million and $19.1 million, respectively, as a result of the acquired AVEX facility in Asia.

      After giving effect to the AVEX acquisition, we would have derived 46% of our pro forma combined sales in fiscal year 1999 from our international operations. In the first six months of 2000, 25% of our sales were from our international operations. The decrease in the percentage of international sales on an actual basis for the first six months of 2000 as compared to the pro forma basis for 1999 reflects lower sales at our systems integration facility in Dublin, Ireland and the loss of two of AVEX's customers. The loss of one of these customers, as well as the deterioration in other customer relationships, including the major customer of the Swedish operations, are the subject of litigation between Huber and us.

      Our results of operations are dependent upon the success of our customers, and a prolonged period of reduced demand for our customers' products would have an adverse effect on our business. During the six months ended June 30, 2000, our two largest customers each represented in excess of 10% of our sales and represented 26.1% of our sales in the aggregate. The loss of a major customer, if not replaced, would adversely affect us.

      Gross profit increased 76.2% to approximately $29.7 million in the second quarter of 2000 from approximately $16.9 million in the same quarter in 1999. Gross profit increased 69.1% to approximately $53.4 million during the first six months of 2000 from approximately $31.5 million in the same period in 1999. The increase in gross profit was due primarily to the higher sales volumes attributable to the AVEX acquisition and also to the operation of the new systems integration facility in Ireland and to a shift in mix to customer programs with higher gross margins, for example, those programs which are more complex and labor intensive, for the second quarter of 2000. Gross profit as a percentage of sales decreased from 10.4% and 10.2% for the three and six-month periods of 1999 to 7.3% and 7.1% for the same periods of 2000 due to the fact that AVEX has historically had lower gross margins than our operations. Our gross margin reflects a number of factors. The reduction in the gross margin for the three and six-month periods of 2000, as compared to the same periods of 1999, is primarily attributable to the inclusion of the AVEX operations and the presence of underutilized capacity at the AVEX facilities. Additionally, the level of start up costs and inefficiencies associated with new programs, product mix, capacity utilization of surface mount and other equipment and pricing within the electronics industry affect our gross margin. The combined effect of these factors, which are continually changing and are interrelated, make it impracticable to determine with precision the separate effect of each factor. We expect that a number of high volume programs serving customers in price sensitive markets will remain subject to competitive restraints on the margin that may be realized from these programs and that these restraints will exert downward pressure on our margins in the near future.

      In recent months, component shortages have become more prevalent in our industry and, as a result, suppliers of such components are occasionally delivering components to customers such as us on a delayed basis. We expect this trend to continue from time to time in the future. When there are shortages, or if the components we receive are defective, we may be forced to delay shipments, which could have an adverse effect on our sales and our profit margins. While the full effect of this period of constrained supplies of components on us is not known at this time, we expect prices for such components will increase. If such events were to occur, they would have an adverse effect on our results of operations. Also, we typically bear the risk of component price increases our suppliers may institute, as there may be some lag time before we can implement a price increase to our customers for the affected board assembly. Accordingly, component price increases could adversely affect our gross profit margins.

      Selling, general and administrative expenses were $13.4 million in the second quarter of 2000, an increase of 136.6% from $5.7 million for the same quarter in 1999. Selling, general and administrative expenses were $26.1 million during the first six months of 2000, an increase of 145.7% from $10.6 million for the same period in 1999. Selling, general and administrative expenses as a percentage of sales decreased from 3.5% for the second quarter of 1999 to 3.3% for the second quarter of 2000. Selling, general and administrative expenses as a percentage of sales increased from 3.4% for the first six months of 1999 to 3.5% for the same period of 2000. The increase in selling, general and administrative expenses during the three and six-month periods ended June 30, 2000 reflects the additional administrative expenses resulting from the acquisition of AVEX. For the six months ended June 30, 1999 prior to our acquisition of AVEX, AVEX recorded $17.6 million of selling, general and administrative expenses. Additionally, the increase reflects the investment in personnel and the incurrence of related corporate and administrative expenses necessary to support the increased size and complexity of our business. We anticipate selling, general and administrative expenses will continue to increase in absolute dollars in the future as we continue to develop the infrastructure necessary to support our current and prospective business.

      The amortization of goodwill for the three and six-month periods ended June 30, 2000 was $3.1 million and $6.3 million, respectively compared to $1.8 million and $0.9 million, respectively for the same periods of 1999. The increase was due to the acquisition of AVEX on August 24, 1999.

      Interest expense for the three and six-month periods ended June 30, 2000 was $7.1 million and $12.6 million, respectively compared to $1.2 million and $2.3 million, respectively for the same periods of 1999. The increase was due to the additional debt incurred in connection with the acquisition of AVEX on August 24, 1999.

      Income tax expense of approximately $2.9 million represented an effective tax rate of 34.2% for the six-month period ended June 30, 2000, compared with an effective tax rate of 36.4% for the six-month period ended June 30, 1999. The decrease was due primarily to lower foreign tax rates applicable to a portion of pretax income in 2000, partially offset by nondeductible amortization of goodwill.

      We reported net income for the three and six-month periods ended June 30, 2000 of approximately $3.6 million and $5.6 million, or diluted earnings of $0.21 and $0.32 per share, respectively, compared with net income of approximately $5.6 million and $10.6 million, or diluted earnings of $0.41 and $0.80 per share for the same periods of 1999, respectively. The approximate $2.0 million and $5.0 million decreases were a result of the combined effects of the acquisition of AVEX, the ramping up of new projects and the increase in interest expense.


LIQUIDITY AND CAPITAL RESOURCES

      We have financed our growth and operations through funds generated from operations, proceeds from the sale of our securities and funds borrowed under our credit facilities.

      Cash provided by operating activities was $0.9 million and $5.4 million for the six months ended June 30, 2000 and 1999, respectively. The decrease in cash provided by operations was primarily the result of a decrease in net income and increases in accounts receivable and inventories partially offset by increases in depreciation and amortization and accounts payable. Our accounts receivables and inventories at June 30, 2000 increased $45.8 million and $64.4 million, respectively, over their levels at December 31, 1999, reflecting our increased sales and backlog during the first six months of 2000, as compared to the corresponding period in the prior year. We expect increases in inventories to support the anticipated growth in sales. We continued and are continuing the practice of purchasing components only after customer orders are received, which mitigates, but does not eliminate, the risk of loss on inventories. Supplies of electronic components and other materials used in operations are subject to industry-wide shortages. In certain instances, suppliers may allocate available quantities to us for less volume than we ordered.

      Cash used in investing activities was $56.6 million and $53.5 million for the six months ended June 30, 2000 and 1999, respectively. Capital expenditures of $19.8 million for the six months ended June 30, 2000 were primarily concentrated in test and manufacturing production equipment. Capitalized software costs of $1.5 million for the six months ended June 30, 2000, were for the implementation of our new Enterprise Resource Planning System software which was completed on May 1, 2000. Pursuant to the terms of the purchase agreement in connection with the acquisition of AVEX on August 24, 1999, we were required to agree upon a closing working capital adjustment with Huber by November 22, 1999. We were unable to reach an agreement with Huber prior to the November 22, 1999 deadline and on May 22, 2000, the independent accounting firm hired by Huber and us to resolve the dispute between the companies released its findings and held that the final working capital adjustment was $35.3 million. We made the payment to Huber on June 1, 2000 by drawing on our revolving credit facility. The final working capital adjustment was $2.0 million greater than the current liability we had recorded at December 31, 1999 as an estimate of the working capital adjustment. We recorded the $2.0 million increase in goodwill during the quarter ended June 30, 2000. On March 1, 1999, we completed the purchase of inventories and plant and equipment from Stratus for $42.3 million, as adjusted.

      Cash provided by financing activities was $70.2 million and $69.9 million for the six months ended June 30, 2000 and 1999, respectively. During the first six months of 2000, we increased borrowings outstanding under our revolving line of credit by $80.1 million and made principal payments on long-term debt totaling $9.4 million.

      We have a $175 million revolving line of credit facility with a commercial bank. We are entitled to borrow under the revolving credit facility up to the lesser of $175 million or the sum of 75% of our eligible accounts receivable, 45% of our eligible inventories and 50% of our eligible fixed assets. Interest on the revolving credit facility and the term loan is payable quarterly, at our option, at either the bank's Eurodollar rate plus 1.25% to 3.00% or its prime rate plus 0.00% to 1.75%, based upon our debt ratio as specified in the agreement. A commitment fee of 0.375% to 0.500% per annum on the unused portion of the revolving credit facility is payable quarterly in arrears. The revolving credit facility matures on September 30, 2004. As of June 30, 2000, we had $121.6 million outstanding under the revolving credit facility, bearing interest at rates ranging from 9.434% to 10.5%, $5.2 million outstanding letters of credit and $48.2 million was available for future borrowings. We increased the availability under the revolving credit facility by $50 million from $125 million effective June 23, 2000.

      The term loan and the revolving credit facility are secured by our domestic inventory and accounts receivable, 100% of the stock of our domestic subsidiaries, and 65% of the voting capital stock of each direct foreign subsidiary and substantially all of our and our domestic subsidiaries other tangible and intangible assets. The term loan and revolving credit facility contains customary financial covenants and restricts our ability to incur additional debt, pay dividends, sell assets, and to merge or consolidate with other persons, without the consent of the bank.

      We have outstanding $80.2 million principal amount of 6% Convertible Subordinated Notes. The indenture relating to the notes contains affirmative and negative covenants, including covenants restricting our ability to merge or engage in certain other extraordinary corporate transactions unless certain conditions are satisfied. Upon the occurrence of a change of control of our Company (as defined in the indenture relating to the notes), each holder of notes will have the right to require us to repurchase all or part of the holder's notes at 100% of the face amount thereof, plus accrued and unpaid interest. The notes are convertible into shares of our common stock at an initial conversion price of $40.20 per share at the option of the holder at any time prior to maturity, unless previously redeemed or repurchased.

      We have no significant capital lease obligations. Aggregate annual rental payments on future lease commitments at June 30, 2000 were as follows:

                   2001           2002           2003
                   ----           ----           ----

                $4,699,000     $3,997,000     $3,554,000

      Additionally, we have an approximately $4 million commitment to expand our Dublin facility.

      Our operations, and the operations of businesses we acquire, are subject to certain foreign, federal, state and local regulatory requirements relating to environmental, waste management, health and safety matters. We believe we operate in substantial compliance with all applicable requirements and we seek to ensure that newly acquired businesses comply or will comply substantially with applicable requirements. To date the costs of compliance and workplace and environmental remediation have not been material to us. However, material costs and liabilities may arise from these requirements or from new, modified or more stringent requirements in the future. In addition, past, current and future operations may give rise to claims of exposure by employees or the public, or to other claims or liabilities relating to environmental, waste management or health and safety concerns.

      We may require additional capital to finance further enhancements to or acquisitions or expansions of our manufacturing capacity. Management believes that the level of working capital will continue to grow at a rate generally consistent with the growth of our operations. Management continually evaluates potential strategic acquisitions and investments, but at the present time, we have no understandings, commitments or agreements with respect to any such acquisition or investment. Although no assurance can be given that future financing will be available on terms acceptable to us, we may seek additional funds from time to time through public or private debt or equity offerings or through bank borrowings to the extent permitted by our existing debt agreements.

      Our acquisitions in 1999 have significantly increased our leverage ratio and decreased our interest coverage ratio. At June 30, 2000, our debt to total capitalization ratio was 51%, as compared to 11% at June 30, 1999, the last fiscal quarter end prior to the AVEX acquisition. The level of indebtedness, among other things, could make it difficult for us to obtain any necessary financing in the future for other acquisitions, working capital, capital expenditures, debt service requirements and other expenses; limit our flexibility in planning for, or reacting to changes in, our business; and make us more vulnerable in the event of an economic downturn in our business.

      On August 14, 2000, we completed the public offering of 3,162,500 shares of our common stock for net proceeds of $113.4 million. We used such proceeds to temporarily repay indebtedness outstanding under our revolving credit facility. The actual net cash proceeds we receive from the disposition of the Swedish operations, estimated at $13.8 million, will depend on actual inventory levels at our Swedish operations on the closing of the disposition. After giving effect to such repayment, we will have approximately $175 million of availability under our revolving credit facility. We expect to reborrow a portion of the amount we repay under the revolving credit facility in the near future for working capital.

      Management believes that after giving effect to the stock offering completed on August14, 2000, our existing cash balances, funds generated from operations and available funds under our revolving credit facility will be sufficient to permit us to meet our liquidity requirements for the next 9-12 months. In order for us to achieve our planned growth or to obtain large volume customer orders, we expect that we will need to raise additional financing during the next 12-24 months.


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

      We currently have an interest rate swap transaction agreement for a notional amount of $39 million under which we pay a fixed rate of interest hedging against the variable interest rates charged by the term loan. The interest rate swap expires in the year 2003, which coincides with maturity dates on the term loan.

      Our international sales are a growing portion of our net sales; we are exposed to risks associated with operating internationally, including the following:

      o Foreign currency exchange risk;
      o Import and export duties, taxes and regulatory changes;
      o Inflationary economies or currencies; and
      o Economic and political instability.

      Historically, we have not held or issued derivative financial instruments. We do not use derivative financial instruments for speculative purposes. Our policy is to maintain a hedged position for certain significant transaction exposures. These exposures are primarily, but not limited to, vendor payments and inter-company balances in currencies other than the functional currency of the operating entity. Our international operations in some instances operate in a natural hedge because both operating expenses and a portion of sales are denominated in local currency. As of June 30, 2000, we had one foreign currency hedging contract in place to support expansion of the Dublin, Ireland facility that expires in December 2000.

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

      Pursuant to the terms of the Amended and Restated Stock Purchase Agreement dated August 12, 1999 whereby Benchmark acquired all of the stock of AVEX and Kilbride Holdings B.V from J.M. Huber Corporation (Seller), Benchmark was required to agree upon a closing working capital adjustment with the Seller by November 22, 1999. We were unable to reach an agreement with the Seller prior to the November 22,1999 deadline and entered into several agreements extending this deadline. The parties hired an independent accounting firm to serve as arbitrator to resolve the dispute and to calculate the final closing working capital adjustment. On May 22, 2000 the arbitrator released its findings and held that the working capital adjustment was $2.0 million greater than the current liability recorded by Benchmark at March 31, 2000 as an estimate of the working capital adjustment. We made the payment to Huber on June 1, 2000 by drawing on our revolving credit facility and recorded the $2.0 million increase in goodwill during the quarter ended June 30, 2000.

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

      During the second quarter of 2000, the Company, along with numerous other companies, was named as a defendant in a lawsuit brought by the Lemelson Medical, Education & Research Foundation (the Foundation). The lawsuit, which has not been formally served on the Company, alleges that the Company has infringed certain of the Foundation's patents relating to machine vision and bar code technology utilized in machines the Company has purchased. The Company has been in contact with representatives of the Foundation, and is currently investigating the nature of the Foundation's claims, the Company's potential defenses and any indemnity or similar rights the Company may have against manufacturers of the machines or other third parties. The Company's investigation of these matters is not complete. If the Foundation's complaint is served on the Company, the Company intends to vigorously defend against such claim and pursue all rights it has against third parties.

      The Company is also involved in various other legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


      (a) - (c) At the Annual Meeting of Shareholders held on May 16, 2000, the Company's nominees for directors to serve until the 2001 Annual Meeting of Shareholders were elected, the appointment of KPMG LLP as the independent auditors for the Company for the fiscal year ended December 31, 2000 was ratified, and the Company's 2000 Stock Awards Plan was approved. With respect to the election of directors, the voting was as follows:


      NOMINEE                      FOR                  WITHHELD

John C. Custer                 12,768,830               1,001,430

Donald E. Nigbor               11,660,921               2,109,339

Steven A. Barton               11,660,063               2,110,197

Cary T. Fu                     11,658,721               2,111,539

Peter G. Dorflinger            12,775,330                994,997

Gerald W. Bodzy                12,775,330                994,930

David H. Arnold                12,408,728               1,361,532


With respect to the ratification of the appointment of KPMG LLP as the independent auditors of the Company, the voting was as follows:

  FOR             AGAINST        ABSTAIN                NON-VOTE

12,734,091       1,004,508       31,661                    -0-



With respect to the approval of the Company's 2000 Stock Awards Plan, the voting was as follows:

  FOR             AGAINST        ABSTAIN                NON-VOTE

7,754,979        4,019,041       207,511                1,788,729



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits.

          27.1  Financial Data Schedule.


      (b) Reports on Form 8-K.

          Benchmark Electronics, Inc.'s Current Report on Form 8-K filed April
            7, 2000.
          Benchmark Electronics, Inc.'s Current Report on Form 8-K filed June
            2, 2000.
          Benchmark Electronics, Inc.'s Current Report on Form 8-K filed on
            July 13, 2000, as amended by its Current Report on Form 8-K/A filed on July 31, 2000.
          Benchmark Electronics, Inc.'s Current Report on Form 8-K filed on
            July 27, 2000.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 14, 2000.



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