Form 10-Q
period 2000-09-30
BENCHMARK ELECTRONICS INC
filed 2000-11-14
CIK 863436

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _____________.


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



      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      As of November 13, 2000 there were 19,546,441 shares of Benchmark Electronics, Inc. Common Stock, par value $0.10 per share, outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                  SEPTEMBER 30,   DECEMBER 31,
                                                      2000          1999
                                                    ---------     ---------
                                                   (UNAUDITED)
ASSETS
  Current assets:
    Cash and cash equivalents ..................    $  23,740     $   9,437
    Accounts receivable, net ...................      257,378       197,239
    Income taxes receivable ....................         --           3,351
    Inventories ................................      317,298       214,554
    Prepaid expenses and other assets ..........       20,938        15,499
    Deferred tax asset .........................        2,248         2,334
                                                    ---------     ---------
      Total current assets .....................      621,602       442,414
                                                    ---------     ---------
  Property, plant and equipment ................      186,538       175,774
  Accumulated depreciation .....................      (57,958)      (53,766)
                                                    ---------     ---------
      Net property, plant and equipment ........      128,580       122,008
                                                    ---------     ---------
  Other assets, net ............................       25,451        23,625
  Goodwill, net ................................      164,431       172,791
                                                    ---------     ---------
                                                    $ 940,064     $ 760,838
                                                    =========     =========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Current installments of other
      long-term debt ...........................    $  17,519     $  19,184
    Accounts payable ...........................      267,819       215,971
    Income taxes payable .......................          445          --
    Accrued liabilities ........................       34,548        29,333
                                                    ---------     ---------
      Total current liabilities ................      320,331       264,488

  Revolving line of credit .....................       56,500        41,500
  Convertible subordinated notes ...............       80,200        80,200
  Other long-term debt, excluding
    current installments .......................       67,600        81,111
  Other long-term liability ....................        6,124         5,939
  Deferred income taxes ........................        6,048         5,665
  Shareholders' equity:
    Preferred shares, $0.10 par value;
      5,000,000 shares authorized, none issued .         --            --
    Common shares, $0.10 par value; 30,000,000
      shares authorized; issued -
      19,592,075 and 16,290,010, respectively;
      outstanding - 19,542,591 and 16,240,526,
      respectively .............................        1,954         1,624
    Additional paid-in capital .................      316,926       200,980
    Retained earnings ..........................       90,593        78,774
    Accumulated other comprehensive income(loss)       (6,092)          677
    Less treasury shares, at cost; 49,484 shares         (120)         (120)
                                                    ---------     ---------
      Total shareholders' equity ...............      403,261       281,935
    Commitments and contingencies
                                                    ---------     ---------
                                                    $ 940,064     $ 760,838
                                                    =========     =========

     See accompanying notes to condensed consolidated financial statements.

                  BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                               THREE MONTHS ENDED            NINE MONTHS ENDED
                                                 SEPTEMBER  30,                 SEPTEMBER 30,
                                          ---------------------------     ---------------------------
                                             2000            1999            2000            1999
                                          -----------     -----------     -----------     -----------
Sales ................................    $   459,540     $   229,870     $ 1,215,266     $   539,037
Cost of sales ........................        425,640         216,106       1,128,016         493,729
                                          -----------     -----------     -----------     -----------
      Gross profit ...................         33,900          13,764          87,250          45,308
Selling, general and
  administrative expenses ............         15,523           8,642          41,636          19,269
Amortization of goodwill .............          3,096           1,630           9,416           3,449
                                          -----------     -----------     -----------     -----------
      Income from operations .........         15,281           3,492          36,198          22,590
Interest expense .....................         (5,638)         (2,625)        (18,251)         (4,940)
Other income (expense) ...............           (540)          1,116            (359)          1,066
                                          -----------     -----------     -----------     -----------
      Income before income taxes and
        extraordinary item ...........          9,103           1,983          17,588          18,716
Income tax expense ...................          2,867             647           5,769           6,738
                                          -----------     -----------     -----------     -----------
      Income before extraordinary item          6,236           1,336          11,819          11,978
Extraordinary item - loss on
  extinguishment of debt .............           --            (1,297)           --            (1,297)
                                          -----------     -----------     -----------     -----------
      Net income .....................    $     6,236     $        39     $    11,819     $    10,681
                                          ===========     ===========     ===========     ===========

Earnings per share:
    Basic:
      Income before extraordinary item    $      0.34     $      0.09     $      0.70     $      0.90
      Extraordinary item .............           --             (0.09)           --             (0.10)
                                          -----------     -----------     -----------     -----------
      Earnings per share .............    $      0.34     $      0.00     $      0.70     $      0.80
                                          ===========     ===========     ===========     ===========
    Diluted:
      Income before extraordinary item    $      0.32     $      0.08     $      0.65     $      0.83
      Extraordinary item .............           --             (0.08)           --             (0.09)
                                          -----------     -----------     -----------     -----------
      Earnings per share .............    $      0.32     $      0.00     $      0.65     $      0.74
                                          ===========     ===========     ===========     ===========
Weighted average number of shares
  outstanding:
      Basic ..........................         18,189          15,626          16,914          13,360
      Diluted ........................         19,770          16,812          18,148          14,448
                                          ===========     ===========     ===========     ===========

     See accompanying notes to condensed consolidated financial statements.

                  BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                    NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                 ----------------------
                                                                   2000         1999
                                                                 ---------    ---------
Cash flows from operating activities:
  Net income .................................................   $  11,819    $  10,681
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
      Depreciation and amortization ..........................      39,401       19,407
      Deferred income taxes ..................................         469          314
      (Gain) loss on the sale of property, plant and equipment          54         (329)
      Federal tax benefit of stock options exercised .........         907          320
      Extraordinary loss on extinguishment of debt ...........        --          1,297
  Changes in operating assets and liabilities, net of effects from acquisitions:
      Accounts receivable ....................................     (63,374)     (17,407)
      Inventories ............................................    (104,316)      11,272
      Prepaid expenses and other assets ......................      (7,281)      (3,872)
      Accounts payable .......................................      87,416       29,514
      Accrued liabilities ....................................       5,765        1,575
      Other long-term liability ..............................         185         --
      Income taxes ...........................................       3,796       (2,198)
                                                                 ---------    ---------
          Net cash provided by (used in) operations ..........     (25,159)      50,574
                                                                 ---------    ---------
Cash flows from investing activities:
  Capital expenditures, net ..................................     (36,909)     (17,020)
  Additions to capitalized software ..........................      (1,529)      (2,048)
  Acquisitions ...............................................     (35,303)    (306,319)
                                                                 ---------    ---------
          Net cash used in investing activities ..............     (73,741)    (325,387)
                                                                 ---------    ---------
Cash flows from financing activities:
  Net proceeds from stock offering ...........................     113,287       93,692
  Debt issuance costs ........................................      (1,383)      (5,950)
  Proceeds from issuance of debt, net ........................      15,000      289,000
  Proceeds from stock options exercised ......................       1,531          762
  Proceeds from employee stock purchases .....................         551           77
  Principal payments on other long-term debt .................     (15,176)    (102,711)
  Repayment premium on extinguishment of debt ................        --         (1,995)
                                                                 ---------    ---------
          Net cash provided by financing activities ..........     113,810      272,875
                                                                 ---------    ---------
Effect of exchange rate changes ..............................        (607)         466
                                                                 ---------    ---------
Net increase (decrease) in cash and cash equivalents .........      14,303       (1,472)
  Cash and cash equivalents at beginning of year .............       9,437       23,077
                                                                 ---------    ---------
  Cash and cash equivalents at September 30 ..................   $  23,740    $  21,605
                                                                 =========    =========
Supplemental disclosures of cash flow information:
  Income taxes paid (refunded) ...............................   $      (3)   $   8,185
                                                                 =========    =========
  Interest paid ..............................................   $  17,637    $   5,020
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

NOTE 2 - EARNINGS PER SHARE

      Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding stock options to purchase common stock. Incremental shares of 1,234 and 1,088 for the nine months ended September 30, 2000 and 1999, respectively and 1,581 and 1,186 for the three months ended September 30, 2000 and 1999, respectively, were used in the calculation of diluted earnings per share. The effect of the if-converted method for the 6% Convertible Subordinated Notes is antidilutive and 1,995 of potential common shares have not been considered in computing diluted earnings per share for the three-month and nine-month periods ended September 30, 2000 and 1999.

NOTE 3 - BORROWING FACILITIES

      In order to finance the acquisition of AVEX Electronics, Inc. and Kilbride Holdings, B.V. (AVEX), the Company obtained $100 million through borrowings under a five-year term loan (the Term Loan) through a syndicate of commercial banks. Principal on the Term Loan is payable in quarterly installments in annual amounts of $16 million in 2000, $18 million in 2001, $20 million in 2002, $22 million in 2003 and $21 million in 2004. The Term Loan bears interest, at the Company's option, at either the bank's Eurodollar rate plus 1.25% to 3.00% or its prime rate plus 0.00% to 1.75%, based upon the Company's debt ratio as specified in the agreement and interest is payable quarterly. As of September 30, 2000, the Company had $85 million outstanding under the Term Loan, bearing interest at rates ranging from 9.28438% to 9.8125%.

      The Company has a $175 million revolving line of credit facility (the Revolving Credit Facility) with a commercial bank. The Company is entitled to borrow under the Revolving Credit Facility up to the lesser of $175 million or the sum of 75% of its eligible accounts receivable, 45% of its eligible inventories and 50% of its eligible fixed assets. Interest on the Revolving Credit Facility is payable quarterly, at the Company's option, at either the bank's Eurodollar rate plus 1.25% to 3.00% or its prime rate plus 0.00% to 1.75%, based upon the Company's debt ratio as specified in the agreement. A commitment fee of 0.375% to 0.500% per annum on the unused portion of the Revolving Credit Facility is payable quarterly in arrears. The Revolving Credit Facility matures on September 30, 2004. As of September 30, 2000, the Company had $56.5 million outstanding under the Revolving Credit Facility, bearing interest at 11.0%, $5.2 million outstanding letters of credit and $113.3 million was available for future borrowings.

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


NOTE 4 - INVENTORIES

      Inventory costs are summarized as follows:

                                         SEPTEMBER 30,    DECEMBER 31,
                                              2000            1999
                                         -------------    -------------
            Raw materials ............   $     262,024    $     191,952
            Work in process ..........          69,239           42,603
            Obsolescence reserve .....         (13,965)         (20,001)
                                         -------------    -------------
                                         $     317,298    $     214,554
                                         =============    =============

NOTE 5 - INCOME TAXES

      Income tax expense, excluding $698 allocated to the extraordinary item in 1999, consists of the following:

                                                  NINE MONTHS ENDED
                                                     SEPTEMBER 30,
                                                 -------------------
                                                   2000       1999
                                                 --------   --------
            Federal - Current ................   $  1,343   $  4,906
            Foreign - Current ................      3,552        435
            State - Current ..................        404        384
            Deferred .........................        470        315
                                                 --------   --------
                 Total .......................   $  5,769   $  6,040
                                                 ========   ========

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

      In addition, for a period of up to ten years the Company will be subject to taxes in Ireland at rates substantially less than the statutory tax rates for that jurisdiction. As a result of these reduced rates, income tax expense for the quarter and nine months ended September 30, 2000 is approximately $239 (approximately $0.01 per share diluted) and $362 (approximately $0.02 per share diluted), respectively, lower than the amount computed by applying the statutory tax rates. Income tax expense for the quarter and nine months ended September 30, 1999 is approximately $46 (approximately $0.003 per share diluted) and $743 (approximately $0.05 per share diluted), respectively, lower than the amount computed by applying the statutory rates.

NOTE 6 - RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". As amended by SFAS No. 137 and 138, SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities. It requires that companies recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company anticipates that the adoption of SFAS No. 133 will not have a material impact on its financial position, results of operations or cash flows. The Company will adopt SFAS No. 133, as amended, on January 1, 2001.

      In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC and requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion 20, "Accounting Changes." Subsequently, SAB No. 101A and 101B were issued to delay the implementation of SAB No. 101 to no later than the fourth quarter of fiscal years beginning after December 15, 1999 with the cumulative adjustment recorded as of January 1, 2000. The Company does not expect the adoption of SAB No. 101 to have a material impact on its financial position or results of operations.

NOTE 7 - ACQUISITIONS

      On August 24, 1999, the Company completed the acquisition of all of the 1outstanding capital stock of AVEX from J.M. Huber Corporation (the Seller). AVEX had manufacturing plants or design centers in the United States in Huntsville, Alabama and Pulaski, Tennessee, and elsewhere in Campinas, Brazil, Csongrad, Hungary, Guadalajara, Mexico, Cork, Ireland, Singapore, East Kilbride, Scotland, and Katrineholm, Sweden. In consideration of the capital stock of AVEX, the Company paid $265.3 million in cash at closing, subject to certain adjustments, including a working capital adjustment, and issued one million shares of the Company's common stock to the Seller. The working capital adjustment was settled in the second quarter of 2000 and $35.3 million was paid to the Seller. In addition, the Company paid $5.2 million in acquisition costs. In order to finance the AVEX acquisition, the Company (i) obtained a term loan from a syndicate of commercial banks in the amount of $100 million, (ii) obtained a new revolving credit facility permitting draws of up to $125 million, subject to a borrowing base calculation, and borrowed $46 million under such facility and (iii) issued $80.2 million in Notes. In connection with the AVEX acquisition, the Company borrowed $30 million under the new revolving credit facility to refinance existing debt pursuant to the Company's prior Senior Note. The AVEX acquisition was accounted for using the purchase method of accounting. The acquisition resulted in goodwill of approximately $133.1 million that is being amortized on a straight-line basis over 15 years.

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

      Information about operating segments for the three and nine-month periods ended September 30, 2000 and 1999 was as follows:

                                                        THREE MONTHS ENDED           NINE MONTHS ENDED
                                                            SEPTEMBER 30,              SEPTEMBER 30,
                                                      ------------------------    ------------------------
                                                         2000          1999          2000          1999
                                                      ----------    ----------    ----------    ----------
        Net sales:
            Americas ..............................   $  444,267       185,970     1,166,178       458,999
            Europe ................................       74,226        63,126       218,451       123,644
            Asia ..................................       10,566         4,205        29,636         4,205
            Elimination of intersegment sales .....      (69,519)      (23,431)     (198,999)      (47,811)
                                                      ----------    ----------    ----------    ----------
                                                      $  459,540       229,870     1,215,266       539,037
                                                      ==========    ==========    ==========    ==========
        Depreciation and amortization:
            Americas ..............................   $    8,661         6,059        23,157        13,246
            Europe ................................        1,775         1,485         6,282         2,652
            Asia ..................................          188            60           546            60
            Corporate - goodwill ..................        3,096         1,630         9,416         3,449
                                                      ----------    ----------    ----------    ----------
                                                      $   13,720         9,234        39,401        19,407
                                                      ==========    ==========    ==========    ==========
        Income from operations:
            Americas ..............................   $   17,223         5,040        36,059        23,146
            Europe ................................        3,245           685        11,464         4,599
            Asia ..................................          346           176         2,311           176
            Corporate and intersegment eliminations       (5,533)       (2,409)      (13,636)       (5,331)
                                                      ----------    ----------    ----------    ----------
                                                      $   15,281         3,492        36,198        22,590
                                                      ==========    ==========    ==========    ==========

                                           SEPTEMBER 30,   DECEMBER 31,
                                               2000            1999
                                           -------------   -------------
        Total assets:
             Americas ..................   $     774,509         572,905
             Europe ....................         128,832         146,004
             Asia ......................          17,585          20,026
             Corporate .................          19,138          21,903
                                           -------------   -------------
                                           $     940,064         760,838
                                           =============   =============

      The following enterprise-wide information is provided in accordance with SFAS No. 131. Geographic net sales information reflects the destination of the product shipped. Long-lived assets information is based on the physical location of the asset.

                                                       THREE MONTHS ENDED        NINE MONTHS ENDED
                                                          SEPTEMBER 30,            SEPTEMBER 30,
                                                     -----------------------   -----------------------
                                                        2000         1999         2000         1999
                                                     ----------   ----------   ----------   ----------
        Net sales derived from:
            Printed circuit boards ...............   $  430,011      187,842    1,131,488      442,650
            Systems integration and box build ....       29,529       42,028       83,778       96,387
                                                     ----------   ----------   ----------   ----------
                                                     $  459,540      229,870    1,215,266      539,037
                                                     ==========   ==========   ==========   ==========
           Geographic net sales:
            United States ........................   $  349,916      130,030      908,772      373,643
            Europe ...............................       81,173       74,218      226,226      139,200
            Asia and other .......................       28,451       25,622       80,268       26,194
                                                     ----------   ----------   ----------   ----------
                                                     $  459,540      229,870    1,215,266      539,037
                                                     ==========   ==========   ==========   ==========

                                             SEPTEMBER 30,   DECEMBER 31,
                                                  2000            1999
                                             -------------   -------------
               Long-lived assets:
                    United States ........   $     106,743          99,221
                    Europe ...............          17,368          24,538
                    Asia and other .......          29,920          21,874
                                             -------------   -------------
                                             $     154,031         145,633
                                             =============   =============

NOTE 9 - COMPREHENSIVE INCOME

      Comprehensive income, which includes net income and the change in the cumulative translation adjustment, for the three-month and nine-month periods ended September 30, 2000, was $2.8 million and $5.1 million, respectively. For the 1999 periods, comprehensive income and net income was $0.8 million and $11.4 million, respectively.

NOTE 10 - SALE OF SWEDISH OPERATIONS

      On September 15, 2000, the Company closed the sale of its Swedish operations for approximately $14.5 million, subject to adjustment depending on the actual inventory levels on the date of the closing. The Swedish operations accounted for 4.1% and 5.2% of the Company's sales and 12.2% and 20.8% of its operating income for the three and nine-month periods ended September 30, 2000, respectively.

NOTE 10 - STOCK OFFERING

      On August 14, 2000, the Company completed the public offering of 3,162,500 shares of its common stock for net proceeds of approximately $113.3 million. The Company used the net proceeds to temporarily repay indebtedness under its Revolving Credit Facility.

NOTE 11 - CONTINGENCIES

      On October 18, 1999, the Company announced that its third quarter earnings announcement would be delayed and subsequently, on October 22, the Company announced its earnings for the third quarter were below the level of the same periods during 1998 and were below expectations. Several class action lawsuits were filed in federal district court in Houston, Texas against the Company and two of its officers and directors alleging violations of the federal securities laws. These lawsuits were consolidated in February 2000. The lawsuits seek to recover unspecified damages. The Company denies the allegations in the lawsuits, however, and further denies that such allegations provide a basis for recovery of damages as the Company believes that it has made all required disclosures on a timely basis. Management intends to vigorously defend against these actions. At the present time, the Company is unable to reasonably estimate the possible loss, if any, associated with these matters.

      The Company filed suit against Seller in the United States District Court for the Southern District of Texas for breach of contract, fraud and negligent misrepresentation on December 14, 1999 and is seeking an unspecified amount of damages in connection with the Amended and Restated Stock Purchase Agreement dated August 12, 1999 between the parties whereby the Company acquired all of the stock of AVEX from Seller. On January 5, 2000, Seller filed suit in the United States District Court for the Southern District of New York alleging that the Company failed to comply with certain obligations under the contract requiring the Company to register shares of its common stock issued to Seller as partial consideration for the acquisition. Seller's suit has been consolidated with the Company's suit in the United States District Court for the Southern District of Texas. The Company intends to vigorously pursue its claims against Seller and defend against Seller's allegations. At the present time, the Company is unable to reasonably estimate the possible loss, if any, associated with these matters.

      During the second quarter of 2000, the Company, along with numerous other companies, was named as a defendant in a lawsuit brought by the Lemelson Medical, Education & Research Foundation (the Foundation). The lawsuit alleges that the Company has infringed certain of the Foundation's patents relating to machine vision and bar code technology utilized in machines the Company has purchased. On November 11, 2000, the Company filed an Answer, Affirmative Defenses, and a Motion to Stay based upon Declaratory Judgment Actions filed by Cognex and Symbol, manufacturers of the equipment at issue. The Company continues to explore any indemnity or similar rights the Company may have against manufacturers of the machines or other third parties. The Company intends to vigorously defend against such claim and pursue all rights it has against third parties. At the present time, the Company is unable to reasonably estimate the possible loss, if any, associated with these matters.

      The Company is also involved in various other legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

NOTE 12 - SUBSEQUENT EVENTS

      On October 2, 2000, the Company acquired substantially all of the assets and properties, net of assumed liabilities, of the MSI Division of Outreach Technologies, Inc. This operation in Manassas, Virginia was acquired for $4.5 million, subject to a final working capital adjustment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following Management's Discussion and Analysis of Financial Condition and Results of Operations, and the discussion of Market Risk in Item 3 below, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities and Exchange Act of 1934. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as "anticipate," "believe," "intend," "plan," "projection," "forecast," "strategy," "position," "continue," "estimate," "expect," "may," "will," or the negative of those terms or other variations of them or by comparable terminology. In particular, statements, express or implied, concerning future operating results or the ability to generate sales, income or cash flow are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. The future results of our operations may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors which could cause actual results to differ from those in the forward-looking statements, include:

o     incurrence of operating losses at AVEX;
o     availability and cost of customer specified components;
o     loss of one or more of our major customers;
o     absence of long-term sales contracts with our customers;
o     our substantial indebtedness;
o a decline in the condition of the capital markets or a substantial rise in interest rates;
o     our dependence on the industries we serve;
o     competition from other providers of electronics manufacturing services;
o     inability to maintain technical and manufacturing process expertise;
o     risks associated with international operations;
o     our dependence on certain key executives;
o     resolution of the pending legal proceedings;
o     integration of the operations of acquired companies;
o     effects of domestic and foreign environmental laws;
o     fluctuations in our quarterly results of operations; and
o     volatility of the price of our common stock.

You should not put undue reliance on any forward-looking statements.

The following discussion should be read in conjunction with the unaudited financial statements of the Company included elsewhere in this report.

GENERAL

      We are in the business of manufacturing electronics and provide our services to original equipment manufacturers of telecommunication equipment, computers and related products for business enterprises, video / audio / entertainment products, industrial control equipment, testing and instrumentation products, personal computer and medical devices. Our headquarters are in Angleton, Texas and we have 14 facilities in six countries. As original equipment manufacturers expand internationally, they are increasingly requiring their electronics manufacturing services providers to have strategic regional locations and global procurement abilities. We believe a global manufacturing solution increases our ability to be responsive to our customers' needs by providing accelerated time-to-market and time-to-volume production of high quality products.

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

      A substantial percentage of our sales have been made to a relatively small number of customers, and the loss of a major customer would adversely affect us. During the nine months ended September 30, 2000, our three largest customers each represented in excess of 10% of our sales and together represented 35% of our sales. We expect to continue to depend on the sales from our largest customers and any material delay, cancellation or reduction of orders from these or other significant customers would have a material adverse effect on our results of operations. We are dependent on the continued growth, viability and financial stability of our customers, some of which operate in industries that are, to a varying extent, subject to technological change, vigorous competition and short product life cycles. When our customers are adversely affected by these factors, we may be similarly affected.

      In connection with the AVEX acquisition, we acquired operations in Sweden. On September 15, 2000, we closed the previously announced sale of our Swedish operations. The Swedish operations accounted for 4.1% and 5.2% of our sales and 12.2% and 20.8% of our operating income for the three and nine-month periods ended September 30, 2000, respectively.

      On a pro forma basis, after giving effect to the disposition of the Swedish operations as if it had occurred on January 1, 2000, our income before income taxes for the three and nine month periods ended September 30, 2000 would have been $7.5 million and $10.3 million, respectively. We are currently obtaining additional business from new and existing customers, which we believe may offset the loss of the sales and operating income we derived from the Swedish operations.

RECENT ACQUISITIONS

      On August 24, 1999, we acquired AVEX from J.M. Huber Corporation. As consideration for the acquisition, we paid $265.3 million in cash at closing, subject to certain adjustments, including a working capital adjustment, and issued one million shares of our common stock. The transaction was accounted for under the purchase method of accounting, and, accordingly, the results of operations of AVEX since August 24, 1999 have been included in our financial statements. The acquisition resulted in goodwill of approximately $133.1 million, which is being amortized on a straight line basis over 15 years. The amortization of goodwill, which is a noncash charge, negatively impacts our net income. In order to finance the AVEX acquisition, we (i) obtained a term loan from a syndicate of commercial banks in the amount of $100 million, (ii) obtained a new revolving credit facility permitting draws of up to $125 million, subject to a borrowing base calculation, and borrowed $46 million under such facility and (iii) issued $80.2 million in convertible subordinated debt. In connection with the AVEX acquisition, we borrowed $30 million under the new revolving credit facility to refinance our prior Senior Note. Disputes have arisen between us and Huber relating to the AVEX acquisition resulting in legal proceedings between the parties over the transaction.

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

RESULTS OF OPERATIONS

      The following table presents the percentage relationship that certain items in the Company's Condensed Consolidated Statements of Income bear to sales for the periods indicated:

                                               THREE MONTHS ENDED        NINE MONTHS ENDED
                                                  SEPTEMBER 30,             SEPTEMBER 30,
                                              ---------------------     ---------------------
                                                2000         1999         2000         1999
                                              --------     --------     --------     --------
Sales .....................................      100.0%       100.0%       100.0%       100.0%
Cost of sales .............................       92.6         94.0         92.8         91.6
                                              --------     --------     --------     --------
           Gross profit ...................        7.4          6.0          7.2          8.4
Selling, general and administrative expense        3.4          3.8          3.4          3.6
Amortization of goodwill ..................        0.7          0.7          0.8          0.6
                                              --------     --------     --------     --------
           Income from operations .........        3.3          1.5          3.0          4.2
Interest expense ..........................       (1.2)        (1.1)        (1.5)        (0.9)
Other income (expense) ....................       (0.1)         0.4          0.0          0.1
                                              --------     --------     --------     --------
           Income before income taxes and
              extraordinary item ..........        2.0          0.9          1.5          3.5
Income tax expense ........................        0.6          0.3          0.5          1.3
                                              --------     --------     --------     --------
           Income before extrardinary item         1.4          0.6          1.0          2.2
Extraordinary item - loss on extinguishment
  of debt, net of taxes ...................        0.0         (0.6)         0.0         (0.2)
                                              --------     --------     --------     --------
           Net income .....................        1.4%         0.0%         1.0%         2.0%
                                              ========     ========     ========     ========

      We have experienced consistent sales growth over the past few years. The net increase in sales reflects the impact of growth from acquisitions combined with internal growth resulting from the trend towards outsourcing among original equipment manufacturers. Sales for the third quarter of 2000 were approximately $459.5 million, a 99.9% increase from sales of approximately $229.9 million for the same quarter in 1999. Sales for the first nine months of 2000 were approximately $1,215.3 million, a 125.5% increase from sales of approximately $539.0 million for the same period in 1999. Of this total increase in sales for the quarter and the nine months ended September 30, 2000, approximately 59% and 74%, respectively, was attributable to the acquisition of AVEX and approximately 41% and 26%, respectively, resulted from the ramping up of new programs and increases in sales volume from both existing and new customers.

      Sales in the Americas for the three and nine-month periods ended September 30, 2000 increased $258.3 million and $707.2 million, respectively, with approximately 56% and 69%, respectively, of this increase resulting from the acquisition of AVEX. The remaining 44% and 31% increases were the result of demand increases from existing and new customers. Sales in Europe increased $11.1 million and $94.8 million for the quarter and first nine months of 2000, respectively, due primarily to the effect of the AVEX acquisition (representing approximately 106% and 99%, respectively, of this net increase). The net increase in sales also includes the impact of the decrease of approximately 30% and 13%, respectively, of the systems integration facility revenues in Dublin, Ireland. The 1999 Dublin, Ireland revenues were positively impacted by significant backlog fulfillment, during that period resulting from a period of customer transition. Dublin's sales during the remainder of 1999 and the first three quarters of 2000 have returned to normalized run rates. Sales in Asia increased by $6.4 million and $25.4 million, respectively, as a result of the acquired AVEX facility in Asia.

      After giving effect to the AVEX acquisition, we would have derived 46% of our pro forma combined sales in fiscal year 1999 from our international operations. In the first nine months of 2000, 24% of our sales were from our international operations. The decrease in the percentage of international sales on an actual basis for the first nine months of 2000 as compared to the pro forma basis for 1999 reflects lower sales at our systems integration facility in Dublin, Ireland and the loss of two of AVEX's customers. The loss of one of these customers, as well as the deterioration in other customer relationships, including the major customer of the former Swedish operations, are the subject of litigation between Huber and us.

      Our results of operations are dependent upon the success of our customers, and a prolonged period of reduced demand for our customers' products would have an adverse effect on our business. During the nine months ended September 30, 2000, our three largest customers each represented in excess of 10% of our sales and represented 35% of our sales in the aggregate. The loss of a major customer, if not replaced, would adversely affect us.

      Gross profit increased 146.3% to approximately $33.9 million in the third quarter of 2000 from approximately $13.8 million in the same quarter in 1999. Gross profit increased 92.6% to approximately $87.3 million during the first nine months of 2000 from approximately $45.3 million in the same period in 1999. The increase in gross profit was due primarily to the higher sales volumes attributable to the AVEX acquisition and also to the operation of the new systems integration facility in Ireland and to a shift in mix to customer programs with higher gross margins, for example, those programs which are more complex and labor intensive, for the third quarter of 2000. Gross profit as a percentage of sales for the three months ended September 30, 1999 and 2000, respectively, increased from 6.0% to 7.4%, while gross profit as a percentage of sales for the nine months ended September 30, 1999 and 2000, respectively, decreased from 8.4% to 7.2%. The change in the gross margin for the three-month period of 2000, as compared to the same period of 1999 is primarily attributable to improved capacity utilization and a shift in mix to customer programs with a higher gross margin at the AVEX locations. The improved capacity utilization is the result of new program wins and programs ramping to production levels.

      The decrease in gross margin for the nine-month period of 2000, as compared to the same period of 1999, is primarily attributable to the inclusion of AVEX in the results of operations during 2000 for the full nine months, whereas during 1999, the AVEX operations were included beginning on August 24, 1999, the date of acquisition. Historically, the AVEX operations had lower gross margin levels. Additionally, other factors impacting our gross margin for the nine month period of 2000 include the level of start up costs and inefficiencies associated with new programs, product mix, overall improved capacity utilization of surface mount and other equipment, and pricing within the electronics industry. The combined effect of these factors, which are continually changing and are interrelated, make it impracticable to determine with precision the separate effect of each factor. We expect that a number of high volume programs serving customers in price sensitive markets will remain subject to competitive restraints on the margin that may be realized from these programs and that these restraints will exert downward pressure on our margins in the near future.

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

      Selling, general and administrative expenses were $15.5 million in the third quarter of 2000, an increase of 79.6% from $8.6 million for the same quarter in 1999. Selling, general and administrative expenses were $41.6 million during the first nine months of 2000, an increase of 116.1% from $19.3 million for the same period in 1999. Selling, general and administrative expenses as a percentage of sales decreased from 3.8% for the third quarter of 1999 to 3.4% for the third quarter of 2000. Selling, general and administrative expenses as a percentage of sales decreased from 3.6% for the first nine months of 1999 to 3.4% for the same period of 2000. The increase in selling, general and administrative expenses during the three and nine-month periods ended September 30, 2000 reflects the additional administrative expenses resulting from the acquisition of AVEX. For the approximate eight months ended August 24, 1999, prior to our acquisition of AVEX, AVEX recorded $33.3 million of selling, general and administrative expenses. Additionally, the increase reflects the investment in personnel and the incurrence of related corporate and administrative expenses necessary to support the increased size and complexity of our business. We anticipate selling, general and administrative expenses will continue to increase in absolute dollars in the future as we continue to develop the infrastructure necessary to support our current and prospective business.

      The amortization of goodwill for the three and nine-month periods ended September 30, 2000 was $3.1 million and $9.4 million, respectively compared to $1.6 million and $3.4 million, respectively for the same periods of 1999. The increase was due to the acquisition of AVEX on August 24, 1999.

      Interest expense for the three and nine-month periods ended September 30, 2000 was $5.6 million and $18.3 million, respectively compared to $2.6 million and $4.9 million, respectively for the same periods of 1999. The increase was due to the additional debt incurred in connection with the acquisition of AVEX on August 24, 1999.

      Income tax expense of approximately $5.8 million represented an effective tax rate of 32.8% for the nine-month period ended September 30, 2000, compared with an effective tax rate of 36.0% for the nine-month period ended September 30, 1999. The decrease was due primarily to lower foreign tax rates applicable to a portion of pretax income in 2000 and a 2.1% benefit related to prior years' amended US tax returns filed in September 2000, partially offset by nondeductible amortization of goodwill.

      In connection with the financing of the acquisition of AVEX, we prepaid the prior Senior Note due 2006. An extraordinary loss of $1.3 million (net of income tax benefit of $698,000) was incurred during the quarter ended September 30, 1999 as a result of the early extinguishment of the prior Senior Note.

      We reported net income for the three and nine-month periods ended September 30, 2000 of approximately $6.2 million and $11.8 million, or diluted earnings of $0.32 and $0.65 per share, respectively, compared with net income of approximately $39,000 and $10.7 million, or diluted earnings of $0.00 and $0.74 per share for the same periods of 1999, respectively. The approximate $6.2 million and $1.1 million increases were a result of the combined effects of the acquisition of AVEX, the extraordinary loss in 1999, the ramping up of new projects and the increase in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

      We have financed our growth and operations through funds generated from operations, proceeds from the sale of our securities and funds borrowed under our credit facilities.

      Cash provided by (used in) operating activities was $(25.2) million and $50.6 million for the nine months ended September 30, 2000 and 1999, respectively. The decrease in cash provided by operations was primarily the result of increases in accounts receivable and inventories partially offset by increases in depreciation and amortization and accounts payable. Our accounts receivables and inventories at September 30, 2000 increased $63.4 million and $104.3 million, respectively, over their levels at December 31, 1999, reflecting our increased sales and backlog during the first nine months of 2000, as compared to the corresponding period in the prior year. We expect increases in inventories to support the anticipated growth in sales. We continued and are continuing the practice of purchasing components only after customer orders are received, which mitigates, but does not eliminate, the risk of loss on inventories. Supplies of electronic components and other materials used in operations are subject to industry-wide shortages. In certain instances, suppliers may allocate available quantities to us for less volume than we ordered.

      Cash used in investing activities was $73.7 million and $325.4 million for the nine months ended September 30, 2000 and 1999, respectively. Capital expenditures of $36.9 million for the nine months ended September 30, 2000 were primarily concentrated in test and manufacturing production equipment. Capitalized software costs of $1.5 million for the nine months ended September 30, 2000, were for the implementation of our new Enterprise Resource Planning System software which was completed on May 1, 2000. Pursuant to the terms of the purchase agreement in connection with the acquisition of AVEX on August 24, 1999, the working capital adjustment was settled in the second quarter of 2000 and $35.3 million was paid to Huber. The final working capital adjustment was $2.0 million greater than the current liability we had recorded at December 31, 1999 as an estimate of the working capital adjustment. We recorded the $2.0 million increase in goodwill during the quarter ended June 30, 2000.

      Cash provided by financing activities was $113.8 million and $272.9 million for the nine months ended September 30, 2000 and 1999, respectively. On August 14, 2000, we completed the public offering of 3,162,500 shares of our common stock for net proceeds of $113.3 million. We used such proceeds to temporarily repay indebtedness outstanding under our revolving credit facility. During the first nine months of 2000, we increased borrowings outstanding under our revolving line of credit by $15.0 million (net) and made principal payments on other long-term debt totaling $15.2 million.

      We have a $175 million revolving line of credit facility with a commercial bank. We are entitled to borrow under the revolving credit facility up to the lesser of $175 million or the sum of 75% of our eligible accounts receivable, 45% of our eligible inventories and 50% of our eligible fixed assets. Interest on the revolving credit facility and the term loan is payable quarterly, at our option, at either the bank's Eurodollar rate plus 1.25% to 3.00% or its prime rate plus 0.00% to 1.75%, based upon our debt ratio as specified in the agreement. A commitment fee of 0.375% to 0.500% per annum on the unused portion of the revolving credit facility is payable quarterly in arrears. The revolving credit facility matures on September 30, 2004. As of September 30, 2000, we had $56.5 million outstanding under the revolving credit facility, bearing interest at 11.0%, $5.2 million outstanding letters of credit and $113.3 million was available for future borrowings.

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

      We have no significant capital lease obligations. Aggregate annual rental payments on future lease commitments at September 30, 2000 were as follows:

                   2001           2002        2003
                   ----           ----        ----

                $7,479,000     $6,913,000  $6,698,000

      Additionally, we have an approximately $2.1 million remaining commitment to expand our Dublin facility.

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

      Our acquisitions in 1999 have significantly increased our leverage ratio and decreased our interest coverage ratio. At September 30, 2000, our debt to total capitalization ratio was 35%, as compared to 11% at June 30, 1999, the last fiscal quarter end prior to the AVEX acquisition. The level of indebtedness, among other things, could make it difficult for us to obtain any necessary financing in the future for other acquisitions, working capital, capital expenditures, debt service requirements and other expenses; limit our flexibility in planning for, or reacting to changes in, our business; and make us more vulnerable in the event of an economic downturn in our business.

      Management believes our existing cash balances, funds generated from operations and available funds under our revolving credit facility will be sufficient to permit us to meet our liquidity requirements for the next 9-12 months. In order for us to achieve our planned growth or to obtain large volume customer orders, we expect that we will need to raise additional financing during the next 12-24 months.

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

      We currently have an interest rate swap transaction agreement for a notional amount of $35 million under which we pay a fixed rate of interest hedging against the variable interest rates charged by the term loan. The interest rate swap expires in the year 2003, which coincides with maturity dates on the term loan.

      Our international sales are a growing portion of our net sales; we are exposed to risks associated with operating internationally, including the following:

      o Foreign currency exchange risk;
      o Import and export duties, taxes and regulatory changes;
      o Inflationary economies or currencies; and
      o Economic and political instability.

      Historically, we have not held or issued derivative financial instruments. We do not use derivative financial instruments for speculative purposes. Our policy is to maintain a hedged position for certain significant transaction exposures. These exposures are primarily, but not limited to, vendor payments and inter-company balances in currencies other than the functional currency of the operating entity. Our international operations in some instances operate in a natural hedge because both operating expenses and a portion of sales are denominated in local currency. As of September 30, 2000, we had one foreign currency hedging contract in place to support expansion of the Dublin, Ireland facility that expires in December 2000.


                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

      On October 18, 1999, we announced that our third quarter 1999 earnings announcement would be delayed and subsequently, on October 22, we announced our earnings for the third quarter 1999 were below the level of the same periods during 1998 and were below expectations. Several class action lawsuits were filed in federal district court in Houston, Texas against Benchmark and two of its officers and directors alleging violations of the federal securities laws. These lawsuits were consolidated in February 2000. The lawsuits seek to recover unspecified damages. We deny the allegations in the lawsuits, however, and further deny that such allegations provide a basis for recovery of damages as we believe that we have made all required disclosures on a timely basis. We intend to vigorously defend against these actions. No material developments occurred in this proceeding during the period covered by this report.

      Benchmark filed suit against J.M. Huber Corporation (Seller) in the United States District Court for the Southern District of Texas for breach of contract, fraud and negligent misrepresentation on December 14, 1999 and is seeking an unspecified amount of damages in connection with the contract between Benchmark and Seller pursuant to which Benchmark acquired all of the stock of AVEX and Kilbride Holdings B.V. On January 5, 2000, Seller filed suit in the United States District Court for the Southern District of New York alleging that Benchmark failed to comply with certain obligations under the contract requiring Benchmark to register shares of its common stock issued to Seller as partial consideration for the acquisition. Seller's suit has been consolidated with Benchmark's suit in the United States District Court for the Southern District of Texas. Benchmark intends to vigorously pursue its claims against Seller and defend against Seller's allegations. No material developments occurred in this proceeding during the period covered by this report.

      During the second quarter of 2000, Benchmark, along with numerous other companies, was named as a defendant in a lawsuit brought by the Lemelson Medical, Education & Research Foundation (the Foundation). The lawsuit alleges that Benchmark has infringed certain of the Foundation's patents relating to machine vision and bar code technology utilized in machines the Company has purchased. On November 11, 2000, Benchmark filed an Answer, Affirmative Defenses, and a Motion to Stay based upon Declaratory Judgement Actions filed by Cognex and Symbol, manufacturers of the equipment at issue. We continue to explore any indemnity or similar rights Benchmark may have against manufacturers of the machines or other third parties. Management intends to vigorously defend against such claim and pursue all rights it has against third parties.

      Benchmark is also involved in various other legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on Benchmark's consolidated financial position or results of operations.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits.

            10.1 First Amendment to the Benchmark Electronics, Inc. Employee Stock Purchase Plan

            27.1  Financial Data Schedule.


      (b)   Reports on Form 8-K.

            Benchmark Electronics, Inc.'s Current Report on Form 8-K filed on October 26, 2000.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 14, 2000.



                                          BENCHMARK ELECTRONICS, INC.
                                            (Registrant)


                                          By: /s/ DONALD E. NIGBOR
                                          Donald E. Nigbor
                                          President
                                          (Principal Executive Officer)


                                          By: /s/ CARY T. FU
                                          Cary T. Fu
                                          Executive Vice President
                                          (Principal Financial Officer)

                                  EXHIBIT INDEX

          EXHIBIT
           NUMBER              DESCRIPTION OF EXHIBIT


            10.1 First Amendment to the Benchmark Electronics, Inc. Employee Stock Purchase Plan

            27.1  Financial Data Schedule.