Form 10-Q/A
period 2000-09-30
BENCHMARK ELECTRONICS INC
filed 2000-11-16
CIK 863436

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q/A



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


NOTE 4 - INVENTORIES

      Inventory costs are summarized as follows:

                                         SEPTEMBER 30,    DECEMBER 31,
                                              2000            1999
                                         -------------    -------------
            Raw materials ............   $     266,021    $     191,952
            Work in process ..........          69,239           42,603
            Obsolescence reserve .....         (17,962)         (20,001)
                                         -------------    -------------
                                         $     317,298    $     214,554
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

            10.1 First Amendment to the Benchmark Electronics, Inc. Employee Stock Purchase Plan

            27.1  Financial Data Schedule.


      (b)   Reports on Form 8-K.

            Benchmark Electronics, Inc.'s Current Report on Form 8-K filed on October 26, 2000.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 16, 2000.



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