Form 10-K
period 2000-12-31
BENCHMARK ELECTRONICS INC
filed 2001-04-02
CIK 863436

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ---------------

                                   FORM 10-K
 (Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2000
                                       OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the transition period from          to

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

              Registrant's telephone number, including area code:
                                 (979) 849-6550
                                ---------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 29, 2001, the number of outstanding shares of Common Stock was 19,601,953. As of such date, the aggregate market value of the shares of Common Stock held by non-affiliates, based on the closing price of the Common Stock on the New York Stock Exchange on such date, was approximately $364.7 million.

                      Documents Incorporated by Reference:

(1) Portions of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2000 (Part II Items 5-8 and Part IV Item 14(a)(1)).
(2) Portions of the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders (Part III, Items 10-13).

                               TABLE OF CONTENTS

                                                                            Page

                                     PART I

ITEM  1.        Business ..................................................    1
ITEM  2.        Properties ................................................    8
ITEM  3.        Legal Proceedings .........................................    9
ITEM  4.        Submission of Matters to a Vote of Security Holders .......    9

                                     PART II

ITEM  5.        Market for Registrant's Common Equity and Related
                  Shareholder Matters .....................................    9
ITEM  6.        Selected Financial Data ...................................    9
ITEM  7.        Management's Discussion and Analysis of
                  Financial Condition and Results of Operations ...........   10
Item 7A.        Quantitative and Qualitative Disclosures
                  About Market Risk .......................................   10
ITEM  8.        Financial Statements and Supplementary Data ...............   10
ITEM  9.        Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure .....................   10

                                    PART III

ITEM 10.        Directors and Executive Officers of the Registrant ........   10
ITEM 11.        Executive Compensation ....................................   10
ITEM 12.        Security Ownership of Certain Beneficial Owners
                  and Management ..........................................   10
ITEM 13.        Certain Relationships and Related Transactions ............   10

                                     PART IV

ITEM 14.        Exhibits, Financial Statement Schedules, and
                  Reports on Form 8-K .....................................   11

                                     PART I

Item 1.  Business

Background

     Benchmark Electronics, Inc., formerly named Electronics, Inc., began operations in 1979 and was incorporated under Texas law in 1981 as a wholly owned subsidiary of Intermedics, Inc., a medical implant manufacturer based in Angleton, Texas. In 1986, Intermedics sold 90% of the outstanding shares of common stock of the Company to Electronic Investors Corp., a corporation formed by Donald E. Nigbor, Steven A. Barton and Cary T. Fu, three of our executive officers. In 1988, Electronic Investors Corp. was merged into Benchmark, and in 1990 we completed the initial public offering of our common stock.


General

     We are in the business of manufacturing electronics and provide our services to original equipment manufacturers of telecommunication equipment, computers and related products for business enterprises, video/audio/entertainment products, industrial control equipment, testing and instrumentation products, personal computers and medical devices. The services that we provide are commonly referred to as electronics manufacturing services. We offer our customers comprehensive and integrated design and manufacturing services, from initial product design to volume production and direct order fulfillment. We provide specialized engineering services including product design, printed circuit board layout, prototyping and test development. We believe that we have developed strengths in the manufacturing process for large, complex, high-density printed circuit boards as well as the ability to manufacture high and low volume products in lower cost regions such as Latin
America and Southeast Asia. As our customers expand internationally, they increasingly require their electronics manufacturing services partners to have strategic regional locations and global procurement capabilities. We believe that our global manufacturing presence of 16 facilities in six countries increases our ability to be responsive to our customers' needs by providing accelerated time-to-market and time-to-volume production of high quality products. These capabilities should enable us to build stronger strategic relationships with our customers and to become a more integral part of their operations.

     Substantially all of our manufacturing services are provided on a turnkey basis, whereby we purchase customer-specified components from our suppliers, assemble the components on finished printed circuit boards, perform post-production testing and provide our customers with production process and testing documentation. We offer our customers flexible, "just-in-time" delivery programs allowing product shipments to be closely coordinated with our customers' inventory requirements. Additionally, we complete the assembly of our customers' products at our facilities by integrating printed circuit board assemblies into other elements of our customers' products. We also provide manufacturing services on a consignment basis, whereby we utilize components supplied by the customer to provide assembly and post-production testing services. We currently operate, on approximately 1.8 million square feet, a total of 57 surface mount production lines at our domestic facilities in Alabama, Minnesota, New Hampshire, Massachusetts, Oregon, Tennessee, Texas and Virginia; and 30 surface mount production lines at our international facilities in Brazil, Ireland, Mexico, Scotland, and Singapore. Surface mount production lines are assembly lines where electrical components are soldered directly onto printed circuit boards.

     Since the beginning of 1996, we have completed five acquisitions that have broadened our service offerings, diversified our customer base with leading original equipment manufacturers and expanded our geographic presence. Our October 2000 acquisition of the assets of the MSI Division of Outreach Technologies, Inc. provided us with additional manufacturing capacity in the northeastern United States. Our August 1999 acquisition of AVEX Electronics, Inc. and Kilbride Holdings B.V. provided us with a global presence and enabled us to increase our scale of operations and expand our customer base significantly. We have also acquired EMD Technologies, Inc., Lockheed Commercial Electronics Company, and certain assets from Stratus Computer Ireland, which improved our engineering capabilities, increased our manufacturing capacity and expanded our international presence. In addition to these acquisitions, the opening of a new facility in Mansfield, Massachusetts during 2000 provided additional manufacturing capacity in the northeastern United States and the opening of new systems integration facilities in Huntsville, Alabama and Singapore expanded our systems integration capabilities.

     We believe our primary competitive advantages are our design, manufacturing, testing and supply chain management capabilities. We offer our customers complete and flexible manufacturing solutions that provide accelerated time-to-market, time-to-volume production, and reduced production costs. As a result of working closely with our customers and responding promptly to their needs, we have become an integral part of their operations. In addition, our workforce is led by a management team that founded the Company and has an average of 19 years of industry experience.

Business Strategy

     Our goal is to be the electronics manufacturing services outsourcing provider of choice to leading original equipment manufacturers in the high growth segments of the electronics industry. To meet this goal, we have implemented the following strategies:

     o Maintain and Develop Close, Long-Term Relationships with Customers. Our core strategy is to maintain and establish long-term relationships with leading original equipment manufacturers in expanding industries by becoming an integral part of our customers' manufacturing operations. To this end, we work closely with our customers throughout the design, manufacturing and distribution process, and we offer flexible and responsive services. We believe we develop stronger customer relationships by relying on our local management teams that respond to frequently changing customer design specifications and production requirements.

     o Focus on High-End Products in High Growth Sectors. Electronics manufacturing services providers produce products for a wide range of original equipment manufacturers in different high growth industries, such as consumer electronics, Internet-focused businesses and telecommunications equipment. The product scope ranges from easy to assemble, low-cost high-volume products targeted for the consumer market to complicated state-of-the-art, mission critical electronic hardware. Similarly, original equipment manufacturers' customers range from consumer-oriented companies that compete primarily on price and redesign their products every year to manufacturers of high-end telecommunications equipment and computer and related products for business enterprises that compete on technology and quality. We currently offer state-of-the-art products for industry leaders who require specialized engineering design and production services as well as offering high volume manufacturing capabilities to our customer base. Our ability to offer both of these services enables us to expand our business relationships.

     o Deliver Complete High and Low Volume Manufacturing Solutions Globally. We believe original equipment manufacturers are increasingly requiring from electronics manufacturing services providers a wide range of specialized engineering and manufacturing services in order to reduce their costs and accelerate their time-to-market and time-to-volume production. Building on our integrated engineering and manufacturing capabilities, we offer services from initial product design and test to final product assembly and distribution to the original equipment manufacturers' customers. With the AVEX acquisition, we also offer our customers high volume production in low cost regions of the world, such as Brazil and Mexico. These full service capabilities allow us to offer customers the flexibility to move quickly from design and initial introduction to production and distribution.

     o Leverage Advanced Technological Capabilities. Our traditional strengths in the manufacturing processes for assembling large, complex high-density printed circuit boards enable us to offer customers advanced design, technology and manufacturing solutions for their primary products. We provide this engineering expertise through our design capabilities in each of our facilities, and in our design centers located in Winona, Minnesota, Huntsville, Alabama and Cork, Ireland. We believe our capabilities help our customers improve product performance and reduce costs.

     o Continue Our Global Expansion. A strategically positioned facilities network can simplify and shorten an original equipment manufacturer's supply chain and reduce the time it takes to bring product to market. We are committed to pursuing geographic expansion in order to support our global customers with cost-effective and timely delivery of quality products and services worldwide. Our AVEX acquisition significantly expanded our service scope to provide a global manufacturing solution to our customers at 16 facilities located in Brazil, Ireland, Mexico, Scotland, Singapore and the United States.

     o Selectively Pursue Strategic Acquisitions. We have completed five acquisitions since July 1996 and will continue to selectively seek acquisition opportunities. Our acquisitions have enhanced our business in the following ways:

          o    expanded geographic presence;
          o    enhanced customer growth opportunities;
          o    developed strategic relationships;
          o    broadened service offerings;
          o    diversified into new market sectors; and
          o    added experienced management teams.

     We believe that growth by selective acquisitions is critical for achieving the scale, flexibility and breadth of customer services required to remain competitive in the electronics manufacturing services industry.

Acquisitions

     Since July 1996, we have completed five acquisitions. These acquisitions have broadened our service offerings, diversified our customer base with leading original equipment manufacturers and expanded our geographic presence. These acquisitions were:

o MSI Division. On October 2, 2000, we acquired substantially all of the assets and properties, net of assumed liabilities, of the MSI Division of Outreach Technologies, Inc. Now operated as our Manassas, Virginia division, this facility provided additional manufacturing capacity in the northeastern United States.

o AVEX Electronics, Inc. and related companies. On August 24, 1999, we completed the acquisition of AVEX, one of the largest privately-held contract manufacturers. This acquisition provided us a global presence with 14 facilities in eight countries at the time of the acquisition and a sales base of approximately $1.5 billion on a pro forma basis for 1999. With this acquisition, we became the sixth largest publicly held electronics manufacturing services provider in the world based on 1998 pro forma sales. This acquisition expanded our customer base to approximately 90 original equipment manufacturers in a broader range of end user markets.

o Stratus Computer Ireland. On March 1, 1999, we acquired various assets from Stratus Computer Ireland, and in connection with the transaction entered into a three-year supply agreement to provide system integration services to Ascend and Stratus Holdings Limited. The acquired assets increased our ability to provide a broad range of services to the European market and enhanced our systems integration capabilities and our box build engineering capabilities, which is the process of building the finished product from subassemblies. The process may also involve loading software and optional configuration.

0 Lockheed Commercial Electronics Company. In February 1998, we acquired Lockheed Commercial Electronics Company. This acquisition provided us with manufacturing capacity in the northeastern United States and 19 additional customers. Now operated as our Hudson, New Hampshire division, the facility provides a broad range of services including:

     o    assembly and testing of printed circuit boards;
     o    systems assembly and testing;
     o prototyping, which is building initial quantities of a new product to test and refine the design;
     o depot repair, which is the method of repairing equipment in which the customer ships a damaged product to a central location for repair, as opposed to field repair;
     o    materials procurement; and
     o    engineering and design support services.

o EMD Technologies, Inc. In July 1996, we acquired EMD Technologies, Inc., an independent provider of electronics manufacturing and product design services. Now operated as our Winona, Minnesota division, this facility provides a complete range of enhanced product design and configurations for subsystems and enclosures. In addition to design services, this acquisition provided us with manufacturing capabilities in the midwestern United States and 19 additional customers.

Electronics Manufacturing Services Industry

         Many original equipment manufacturers in the electronics industry are increasingly using electronics manufacturing service providers in their business and manufacturing strategies and are seeking to outsource a broad range of manufacturing and related engineering services. Outsourcing allows original equipment manufacturers to take advantage of the manufacturing expertise of, and capital investments by, electronics manufacturing service providers. This enables original equipment manufacturers to concentrate on what they believe to be their core strengths, such as product development, marketing and sales.
Original equipment manufacturers utilize electronics manufacturing service providers to enhance their competitive position by:

     o    reducing capital investment requirements and fixed overhead costs;

     o    accessing advanced manufacturing and design capabilities;

     o    reducing production costs;

     o    accelerating time-to-market and time-to-volume production;

     o    improving inventory management and purchasing power; and

     o    accessing worldwide manufacturing capabilities.

Services We Provide

     Engineering. Our approach is to coordinate and integrate our design, prototype and other engineering capabilities. Through this approach, we provide a broad range of engineering services and, in some cases, dedicated production lines for prototypes. These services strengthen our relationships with manufacturing customers and attract new customers requiring specialized engineering services.

     To assist customers with initial design, we offer computer assisted engineering, computer assisted design, engineering for manufacturability, circuit board layout and test development. We also coordinate industrial design and tooling for product manufacturing. After product design, we offer quickturn prototyping, which means a rapid process of prototyping. During this process, we assist with the transition to volume production. By participating in product design and prototype development, we can reduce manufacturing costs and accelerate the cycle from product introduction to large-scale production.

     Materials Procurement and Management. Materials procurement and management consists of the planning, purchasing, expediting and warehousing of components and materials. Our inventory management and volume procurement capabilities contribute to cost reductions and reduce total cycle time. Our materials strategy is focused on leveraging our procurement volume corporate wide while providing local execution for maximum flexibility at the division level. In addition, our Dublin, Ireland facility has developed material processes required to support high-end computer system integration operations.

     Assembly and Manufacturing. Our manufacturing and assembly operations include printed circuit boards and subsystem assembly, box build and systems integration, the process of integrating sub-systems and downloading software before producing a fully configured product. We purchase the printed circuit boards used in our assembly operations from third parties. A substantial portion of our sales is derived from the manufacture and assembly of complete products. We employ various inventory management techniques, such as just-in-time, ship-to-stock and autoreplenish, which are programs designed to ensure timely, convenient and efficient delivery of assembled products to our customers. As original equipment manufacturers seek to provide greater functionality in smaller products, they increasingly require more sophisticated manufacturing technologies and processes. Our investment in advanced manufacturing equipment and our experience in innovative packaging and interconnect technologies enable us to offer a variety of advanced manufacturing solutions. These packaging and interconnect technologies include:

     o chip scale packaging, the part of semiconductor manufacturing in which the semiconductor die is bonded and sealed into a ceramic or plastic package which physically protects the semiconductor device; and

     o ball grid array, a method of attaching components to a printed circuit board through balls of solder that are arranged in a grid pattern.

     Testing. We offer computer-aided testing of assembled printed circuit boards, subsystems and systems, which contributes significantly to our ability to deliver high-quality products on a consistent basis. We work with our customers to develop product-specific test strategies. Our test capabilities include manufacturing defect analysis, in-circuit tests to test the circuitry of the board and functional tests. We either custom design test equipment and software ourselves or use test equipment and software provided by our customers. In addition, we provide environmental stress tests of assemblies of boards or systems.

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

Marketing and Customers

     We market our services through a direct sales force and independent marketing representatives. In addition, our divisional and executive management teams are an integral part of our sales and marketing teams. During 2000, our two largest customers, EMC and Sun Microsystems, each represented in excess of 10% of total sales and, in the aggregate, represented 25.9% of total sales.

     The following table sets forth the percentages of the Company's sales by industry for 2000, 1999 and 1998.

                                                    2000   1999   1998
                                                    ----   ----   ----

          Computers & related products for
              business enterprises ..............    36%    30%    44%
          Telecommunication equipment ...........    34     39     31
          Video/Audio/Entertainment products ....    10      6     --
          Industrial control equipment ..........     8      9      9
          Testing & instrumentation products ....     7      4      5
          Medical devices .......................     5      6     11
          Personal computers ....................    --      6     --



Suppliers

     We maintain a network of suppliers of components and other materials used in assembling printed circuit boards. We procure components only when a purchase order or forecast is received from a customer and occasionally utilize components or other materials for which a supplier is the single source of supply. Although we experience component shortages and longer lead times of various components from time to time, we have generally been able to reduce the impact of the component shortages by working with customers to reschedule deliveries, by working with suppliers to provide the needed components using just-in-time inventory programs, or by purchasing components at somewhat higher prices from distributors, rather than directly from manufacturers. These procedures reduce, but do not eliminate, our inventory risk. In addition, by developing long-term relationships with suppliers, we have been better able to minimize the effects of component shortages than manufacturers without such relationships. In recent months, component shortages have become more prevalent in our industry and, as a result, suppliers of such components are filling only portions of orders from customers such as us. We expect this trend to continue from time to time in the future.

Backlog

     Our backlog was approximately $1.6 billion at December 31, 2000, compared to $1 billion at December 31, 1999. Although we expect to fill substantially all of our December 31, 2000 backlog during 2001, at December 31, 2000 we did not have long-term agreements with all of our customers, and customer orders can be canceled, changed or delayed by customers. The timely replacement of canceled, changed or delayed orders with orders from new customers cannot be assured, nor can there be any assurance that any of our current customers will continue to utilize our services. Because of these factors, backlog is not a meaningful indicator of future financial results.

Competition

     The electronics manufacturing services we provide are available from many independent sources as well as in-house manufacturing capabilities of current and potential customers. Our competitors include Celestica, Inc., Flextronics International Ltd., Jabil Circuit, Inc., SCI Systems, Inc. and Solectron Corporation, who may be more established in the industry and have substantially greater financial, manufacturing or marketing resources than we do. We believe that the principal competitive factors in our targeted markets are product quality, flexibility and timeliness in responding to design and schedule changes, reliability in meeting product delivery schedules, pricing, technological sophistication and geographic location.

Governmental Regulation

     Our operations, and the operations of businesses that we acquire, are subject to certain foreign, federal, state and local regulatory requirements relating to environmental, waste management, and health and safety matters. We believe we operate in substantial compliance with all applicable requirements. However, material costs and liabilities may arise from these requirements or from new, modified or more stringent requirements. In addition, past, current and future operations may give rise to claims of exposure by employees or the public or to other claims or liabilities relating to environmental, waste management or health and safety concerns.

     We periodically generate and temporarily handle limited amounts of materials that are considered hazardous waste under applicable law. We contract for the off-site disposal of these materials and have implemented a waste management program to address related regulatory issues.

Employees

     As of December 31, 2000, we employed 6,158 people, of whom 4,652 were engaged in manufacturing and operations, 929 in materials control and procurement, 99 in design and development, 122 in marketing and sales, and 356 in administration. Although a majority of our workforce is non-union, employees in our facilities in Brazil and Mexico are unionized, and work councils have been established at our facilities in Cork, Ireland, and Scotland. The Company has not experienced a strike or similar work stoppage and its relations with its employees are satisfactory.

Segments and International Operations

     Benchmark has 16 manufacturing facilities in the Americas, Europe, and Asia regions to serve its customers. Benchmark is operated and managed geographically and management evaluates performance and allocates Benchmark's resources on a geographic basis. See Note 10 of Notes to Consolidated Financial Statements for segment and geographical information. Prior to the acquisitions in 1999, all of our operations were in the Americas region. We currently operate outside the United States in Brazil, Ireland, Mexico, Scotland, and Singapore. In 2000, approximately 20.1% of our sales were from operations outside of the United States. As a result of continuous customer demand overseas, we expect foreign sales to increase. Our foreign sales and operations are subject to risk of doing business abroad, including fluctuations in the value of currency, export duties, import controls and trade barriers, including stoppages, longer payment cycles, greater difficulty in accounts receivable collection, burdens of complying with wide variety of foreign laws and, in certain parts of the world, political instability. While, to date, these factors have not adversely materially affected Benchmark's results of operations, we cannot assure that there will not be an adverse impact in the future.

Item 2.  Properties

     Benchmark currently has 16 facilities worldwide.


                       [INSERT WORLD MAP WITH LOCATIONS]








The following chart summarizes the facilities owned or leased by Benchmark and its subsidiaries:

Location                   Sq. Ft.  Function                                   Ownership
------------------         ------   -----------------                          ---------
Angleton, Texas            109,000  Executive, manufacturing, and procurement    Owned
Beaverton, Oregon           77,000  Manufacturing                                Leased
Campinas, Brazil            40,000  Manufacturing                                Leased
Cork, Ireland               24,000  Manufacturing and design                     Owned
Dublin, Ireland            149,000  Manufacturing and procurement                Leased
East Kilbride, Scotland     80,000  Manufacturing and procurement                Owned
Guadalajara, Mexico        150,000  Manufacturing                                Leased
Hudson, New Hampshire      262,000  Manufacturing and procurement                Leased
Huntsville, Alabama        276,000  Manufacturing, design and procurement        Owned
Huntsville, Alabama (SI)   144,000  Manufacturing and design                     Leased
Manassas, Virginia          44,000  Manufacturing and procurement                Leased
Mansfield, Massachusetts    44,000  Manufacturing                                Leased
Pulaski, Tennessee         113,000  Manufacturing                                Owned
Singapore                   37,000  Manufacturing and procurement                Leased
Singapore (SI)              36,000  Manufacturing and procurement                Leased
Winona, Minnesota          208,000  Manufacturing, design and procurement        Leased, Owned
                           -------
Total                    1,793,000
                         =========


Item 3.  Legal Proceedings

         On October 18, 1999, we announced that our third quarter earnings announcement would be delayed and subsequently, on October 22, we announced our earning for the third quarter were below the level of the same periods during 1998 and were below expectations. Several class action lawsuits were filed in federal district court in Houston, Texas against Benchmark and two of its officers and directors alleging violations of the federal securities laws. These lawsuits were consolidated in February 2000. The lawsuit seeks to recover unspecified damages. We deny the allegations in the lawsuits, however, and further deny that such allegations provide a basis for recovery of damages as we believe that we have made all required disclosures on a timely basis. Management is vigorously defending against these actions. At the present time, we are unable to reasonably estimate the possible loss, if any, associated with these matters.

         Benchmark filed suit against J. M. Huber Corporation ("Seller") in the United States District Court for the Southern District of Texas for breach of contract, fraud and negligent misrepresentation on December 14, 1999 and is seeking an unspecified amount of damages in connection with the Amended and Restated Stock Purchase Agreement dated August 12, 1999 between the parties whereby Benchmark acquired all of the stock of AVEX and Kilbride Holdings B.V. from Seller. On January 5, 2000, Seller filed suit in the United States District Court for the Southern District of New York alleging that Benchmark failed to comply with certain obligations under the contract requiring Benchmark to register shares of its common stock issued to Seller as partial consideration for the acquisition. Seller's suit has been consolidated with Benchmark's suit in the United States District Court for the Southern District of Texas. Benchmark intends to vigorously pursue its claims against Seller and defend against Seller's allegations. At the present time, we are unable to reasonably estimate the possible loss, if any, associated with these matters.

         During the second quarter of 2000, Benchmark, along with numerous other companies, was named as a defendant in a lawsuit brought by the Lemelson Medical, Education & Research Foundation (the Foundation). The lawsuit alleges that Benchmark has infringed certain of the Foundation's patents relating to machine vision and bar code technology utilized in machines Benchmark has purchased. On November 11, 2000, we filed an Answer, Affirmative Defenses, and a Motion to Stay based upon Declaratory Judgment Actions filed by Cognex and Symbol, manufacturers of the equipment at issue. We continue to explore any indemnity or similar rights Benchmark may have against manufacturers of the machines or other third parties. Management intends to vigorously defend against such claim and pursue all rights it has against third parties. At the present time, we are unable to reasonably estimate the possible loss, if any, associated with these matters.

         Benchmark is also involved in various other legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on Benchmark's consolidated financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters

         The  information  on  page  39  of  the  Company's   Annual  Report  to
Stockholders for the fiscal year ended December 31, 2000 (the "2000 Annual Report") is incorporated herein by reference in response to this item.

Item 6.  Selected Financial Data

         The information on page 40 of the 2000 Annual Report is incorporated herein by reference in response to this item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information on pages 9 through 18 of the 2000 Annual Report is incorporated herein by reference in response to this item.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         The information on pages 17 through 18 of the 2000 Annual Report is incorporated herein by reference in response to this item.

Item 8.  Financial Statements and Supplementary Data

         The information on pages 19 through 39 of the 2000 Annual Report is incorporated herein by reference in response to this item.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

         The information under the captions "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders (the "2001 Proxy Statement"), to be filed not later than 120 days after the close of the Company's fiscal year, is incorporated herein by reference in response to this item.

Item 11.  Executive Compensation

         The information under the caption "Executive Compensation and Other Matters" in the 2001 Proxy Statement, to be filed not later than 120 days after the close of the Company's fiscal year, is incorporated herein by reference in response to this item.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The information under the caption "Common Stock Ownership of Certain Beneficial Owners and Management" in the 2001 Proxy Statement, to be filed not later than 120 days after the close of the Company's fiscal year, is incorporated herein by reference in response to this item.

Item 13.  Certain Relationships and Related Transactions

         The information under the caption "Certain Transactions" in the 2001 Proxy Statement, to be filed not later than 120 days after the close of the Company's fiscal year, is incorporated herein by reference in response to this item.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a) Financial Statements, Financial Statement Schedules, and Exhibits

1.  Financial Statements of the Company

         Reference is made to the Financial Statements, the report thereon, the notes thereto and supplementary data commencing at page 19 of the 2000 Annual Report, which financial statements, report, notes and data are incorporated herein by reference in response to this item. Set forth below is a list of such Financial Statements:

         Consolidated Financial Statements of the Company
         Independent Auditors' Report
         Consolidated Balance Sheets as of December 31, 2000 and 1999 Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998
         Consolidated Statements of Shareholders' Equity and Comprehensive Income for the years ended December 31, 2000, 1999 and 1998 Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998 Notes to Consolidated Financial Statements

2.  Financial Statement Schedule

                          Benchmark Electronics, Inc.

                        Schedule II - Valuation Accounts
                                 (in thousands)


                                                                   Additions
                                        Balance at   -------------------------------------   Balance at
                                        Beginning    Charges to    Other                       End of
                                        of Period    Operations    Additions    Deductions     Period
                                        --------------------------------------------------------------
Year ended December 31, 2000
Allowance for doubtful accounts(1)(2)   $ 7,705          921           64          4,414        4,276

Inventory obsolescence reserve(2)(3)    $20,000        3,748          140         15,662        8,226

Year ended December 31, 1999
Allowance for doubtful accounts(1)(4)   $   100          273        7,332           --          7,705

Inventory obsolescence reserve(4)       $ 3,510        1,911       14,579           --         20,000

Year ended December 31, 1998
Allowance for doubtful accounts(1)      $   156         --           --               56          100

Inventory obsolescence reserve(3)(5)    $ 1,751          583        3,100          1,924        3,510


(1) Deductions in the allowance for doubtful accounts represent write-offs, net of recoveries, of amounts determined to be uncollectible.
(2)  Other addition relates to the acquisition of MSI.
(3) Deductions in the inventory obsolescence reserve represent disposals of inventory determined to be obsolete.
(4)  Other addition relates to the acquisition of AVEX.
(5)  Other addition relates to the acquisition of LCEC.

Independent Auditors' Report on Schedule

The Board of Directors and Shareholders
Benchmark Electronics, Inc.:

Under date of February 7, 2001, we reported on the consolidated balance sheets of Benchmark Electronics, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2000, as incorporated by reference in this annual report on form 10-K for the year 2000. In connection with the audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule included in Item 14(a)2. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.






KPMG LLP

Houston, Texas
February 7, 2001

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

     2.6  --   Asset Purchase Agreement by and between Benchmark  Electronics AB
               and  Flextronics   International   Sweden  AB   (incorporated  by
               reference herein to Exhibit 2 to the Company's Current Report on Form 8-K/A dated July 31, 2000).

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

     10.5* -- First Amendment to Lucent Technologies Network Systems do Brasil S.A. dated June 14, 2000 by and between Benchmark Electronics Ltda and Lucent Technologies Network Systems do Brasil S.A.

     10.6  --  Benchmark   Electronics,   Inc.   1994  Stock   Option  Plan  for
               Non-Employee Directors (incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

     10.7  --  Benchmark   Electronics,   Inc.  401(k)  Employee   Savings  Plan
               (incorporated   herein  by  reference  to  Exhibit  10.7  to  the
               Company's  Annual  Report on Form 10-K for the fiscal  year ended
               December 31, 1999).

     10.8  --  Benchmark   Electronics,   Inc.   Employee  Stock  Purchase  Plan
               (incorporated  by  reference  to  Exhibit  99.1 to the  Company's
               Registration   Statement   on  Form  S-8   (Registration   Number
               333-76207)).

     10.9 -- Benchmark Electronics, Inc. 2000 Stock Awards Plan (incorporated herein by reference to Exhibit 4.8 to the Company's Registration Statement on Form S-8 (Registration Number 333-54186)).

     10.10 -- Form of incentive stock option agreement for use under the 2000 Stock Awards Plan (incorporated herein by reference to Exhibit
               4.8 to the Company's Registration Statement on Form S-8 (Registration Number 333-54186)).

     10.11 -- First Amendment to the Benchmark Electronics, Inc. Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

     10.12* -- Lease Agreement dated June 1, 2000 between Industrial Properties of the South and the Company.

     10.13 -- Lease Agreement dated February 29, 2000 between Millikan Properties, LLC and the Company (incorporated herein by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

     10.14 -- Lease Agreement dated July 30, 1996 by and among David H. Arnold, Muriel M. Arnold, Daniel M. Rukavina, Patricia A. Rukavina and EMD Associates, Inc., as amended by Amendment to Lease dated July 30, 1996 (incorporated herein by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

     10.15 -- Lease Agreement dated December 15, 1992 by and among David H. Arnold, Muriel M. Arnold, Daniel M. Rukavina, Patricia A. Rukavina and EMD Associates, Inc., as amended by Amendment to Lease dated January 1, 1994, Amendment to Lease dated December 15, 1995, and Amendment to Lease dated July 30, 1996 (incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

     10.16 -- CE Facility Lease dated February 23, 1998 by and between the Company and Lockheed Martin Corporation Plan (incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

     10.17 -- Sander's Sublease dated February 23, 1998 by and between the Company and Sanders, a Lockheed Martin Company and a division of Lockheed Martin Corporation (incorporated herein by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

     10.18 -- First Amendment to CE Facility Lease dated February 21, 2000 by and between the Company and Lockheed Martin Corporation (incorporated herein by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

     10.19 -- First Amendment to Sanders Sublease dated February 24, 2000 by and between the Company and Sanders, a Lockheed Martin Company and a division of Lockheed Martin Corporation (incorporated herein by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

     10.20 -- Lease Agreement dated February 22, 1999 by and between Serto, S.A. de C.V. and AVEX Electronics de Mexico, S.R.L. de C.V.
               (incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

     10.21 -- Sublease Agreement dated February 22, 1999 by and between Operadora Farmaceutica, S.A. de C.V. and AVEX Electronics de
               Mexico, S.R.L. de C.V. (incorporated herein by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

     10.22* -- Lease Renewal Amendment dated September 29, 2000 by and between the Company and General Electric Capital Corporation.

     10.23 -- Guarantee dated September 10, 1998 by the Company in favor of Kilmore Developments Limited (incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

     10.24* -- Lease   Agreement   dated  March  9,  2001  by  and  between  BEI
               Electronics Ireland Limited and Canada Life Assurance (Ireland) Limited.

     10.25* -- Amended and Restated Credit Agreement dated as of June 23, 2000 by and among the Company, the Borrowing Subsidiaries, the lenders party thereto, Fleet National Bank, as documentation agent, Credit Suisse First Boston, as syndication agent, Bank of America, N.A., Bank One NA and Sun Trust Bank as co-agents, and Chase Bank of Texas, National Association, as administrative agent, collateral agent and issuing bank.

     10.26 -- Registration Rights Agreement dated as of August 24, 1999 by and between the Company and J. M. Huber Corporation (incorporated by reference from Exhibit 99.2 to Benchmark Electronics, Inc.'s Form 8-K dated August 24, 1999 and filed on September 8, 1999).

     10.27 -- Registration Agreement dated as of August 9, 1999 by and among the Company, Salomon Smith Barney Inc. and Chase Securities Inc. (incorporated by reference from Exhibit 99.4 to Benchmark Electronics, Inc.'s Form 8-K dated August 24, 1999 and filed on September 8, 1999).

     10.28* -- Lease Agreement dated September 15, 2000 by and between Benchmark
               Electronics Corp. and Nancy E. Thompson, Trustee of Goat Hollow Realty Trust.

     10.29* -- Lease   Agreement  dated  June  15,  1998  by  and  between  AVEX
               Electronics do Brasil Ltda and Lucent Technologies Network Systems do Brasil S.A.

     12*  --   Statement regarding Computation of Ratios.

     13*  --   Benchmark Electronics, Inc. Annual Report to Shareholders for the
               fiscal year ended December 31, 2000.

     21*  --   Subsidiaries of Benchmark Electronics, Inc.

     23*  --   Consent  of  Independent  Auditors  concerning  incorporation  by reference in the  Company's  Registration  Statements on Form S-8
               (Registration  No. 33-61660,  No. 333-26805,  No. 333-28997,  No.
               333-54186, No. 333-66889, and No. 333-76207) and on Form S-3
               (Registration No. 333-90723 and No. 333-90887).

(b) The following Current Reports on Form 8-K were filed by the Company during the quarter ended December 31, 2000 or during the period from December 31, 1999 to the date of this Form 10-K:

     The  Company's  Current  Report on Form 8-K dated and filed on  February 8,
     2000.

     The Company's Current Report on Form 8-K dated and filed on April 7, 2000.

     The Company's Current Report on Form 8-K dated and filed on June 2, 2000.

     The Company's Current Report on Form 8-K dated and filed on July 13, 2000.

     The Company's Current Report on Form 8-K dated and filed on July 27, 2000.

     The  Company's  Current  Report on Form  8-K/A  dated and filed on July 31,
     2000.

     The  Company's  Current  Report on Form 8-K dated and filed on October  26,
     2000.

     The Company's Current Report on Form 8-K dated and filed on November 17, 2000.

     The Company's Current Report on Form 8-K dated November 29, 2000 and filed on November 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           BENCHMARK ELECTRONICS, INC.


                                                By:         /s/ Donald E. Nigbor
                                                   -----------------------------
                                                         Donald E. Nigbor
                                                         President

                                                Date: March 30, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

           Name                               Position                              Date
           ----                               --------                              ----
                                            Chairman of the
    /s/ John C. Custer                     Board of Directors                  March 30, 2001
--------------------------------                                         -------------------------
      John C. Custer

                                        Director and President
    /s/ Donald E. Nigbor             (principal executive officer)             March 30, 2001
--------------------------------                                         -------------------------
     Donald E. Nigbor

                                       Director and Executive
--------------------------------           Vice President                -------------------------
     Stephen A. Barton


      /s/ Cary T. Fu                     Director and Executive                March 30, 2001
--------------------------------   Vice President (principal financial   -------------------------
        Cary T. Fu                       and accounting officer)

                                               Director
--------------------------------                                         -------------------------
    Peter G. Dorflinger

                                               Director
--------------------------------                                         -------------------------
       Gerald W. Bodzy

    /s/ David H. Arnold                        Director                        March 30, 2001
--------------------------------                                         -------------------------
      David H. Arnold