Form 10-Q
period 2001-03-31
BENCHMARK ELECTRONICS INC
filed 2001-05-15
CIK 863436

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001.

__   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO____________.


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

         As of May 14, 2001 there were 19,604,653 shares of Benchmark Electronics, Inc. Common Stock, par value $0.10 per share, outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                                        MARCH 31,           DECEMBER 31,
                                                                          2001                  2000
                                                                          ----                  ----
                                                                       (UNAUDITED)
ASSETS
  Current assets:
    Cash and cash equivalents                                         $   22,646              $   23,541
    Accounts receivable, net                                             235,280                 277,620
    Inventories, net                                                     309,652                 346,463
    Prepaid expenses and other assets                                     17,019                  18,412
    Deferred tax asset                                                     3,467                   3,135
                                                                      ----------              ----------
         Total current assets                                            588,064                 669,171
                                                                      ----------              ----------

  Property, plant and equipment                                          222,075                 202,404
  Accumulated depreciation                                               (93,022)                (66,016)
                                                                      ----------              ----------
         Net property, plant and equipment                               129,053                 136,388
                                                                      ----------              ----------

  Other assets, net                                                       18,069                  19,148
  Goodwill, net                                                          162,214                 166,514
                                                                      ----------              ----------

                                                                        $897,400                $991,221
                                                                        ========                ========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Current installments of other long-term debt                      $   21,134              $   20,275
    Accounts payable                                                     204,987                 268,358
    Income taxes payable                                                   3,707                   1,911
    Accrued liabilities                                                   25,183                  31,309
                                                                      ----------              ----------
         Total current liabilities                                       255,011                 321,853

  Revolving line of credit                                                73,000                  93,500
  Convertible subordinated notes                                          80,200                  80,200
  Other long-term debt, excluding current installments                    61,716                  67,094
  Other long-term liability                                                7,079                   6,957
  Deferred tax liability                                                   9,836                   9,672
  Shareholders' equity:
    Preferred shares, $0.10 par value; 5,000 shares
      authorized, none issued                                                  -                       -
    Common shares, $0.10 par value; 30,000 shares
      authorized; issued - 19,651 and 19,643, respectively;
      outstanding - 19,602 and 19,594, respectively                        1,960                   1,959
    Additional paid-in capital                                           317,951                 317,849
    Retained earnings                                                    103,787                  98,675
    Accumulated other comprehensive loss                                 (13,020)                 (6,418)
    Less treasury shares, at cost; 49 shares                                (120)                   (120)
                                                                      ----------              ----------
         Total shareholders' equity                                      410,558                 411,945
    Commitments and contingencies
                                                                      ----------              ----------
                                                                        $897,400                $991,221
                                                                        ========                ========


     See accompanying notes to condensed consolidated financial statements.

                  BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                    THREE MONTHS ENDED
                                                                                          MARCH  31,
                                                                                   --------------------
                                                                                   2001           2000
                                                                                   ----           ----
Sales                                                                             $431,905    $  349,155
Cost of sales                                                                      399,742       325,509
                                                                                   -------     ---------
         Gross profit                                                               32,163        23,646
Selling, general and administrative expenses                                        14,159        12,681
Restructuring charges                                                                1,266             -
Amortization of goodwill                                                             3,222         3,220
                                                                                  --------     ---------
         Income from operations                                                     13,516         7,745
Interest expense                                                                    (5,713)       (5,563)
Other income (expense)                                                                (500)          828
                                                                                  --------     ---------
         Income before income taxes                                                  7,303         3,010
Income tax expense                                                                   2,191         1,033
                                                                                  --------     ---------

         Net income                                                                 $5,112    $    1,977
                                                                                  ========     =========

Earnings per share:
         Basic                                                                   $    0.26     $    0.12
         Diluted                                                                 $    0.25     $    0.12
                                                                                  ========      ========
Weighted average number of shares outstanding:
         Basic                                                                      19,597        16,248
         Diluted                                                                    20,324        17,173
                                                                                  ========     =========

     See accompanying notes to condensed consolidated financial statements.

                  BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                    THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                    ------------------
                                                                                    2001          2000
                                                                                    ----          ----
Cash flows from operating activities:
  Net income                                                                     $  5,112      $   1,977
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
      Depreciation and amortization                                                13,649         12,860
      Deferred income taxes                                                           334             91
      (Gain) loss on the sale of property, plant and equipment                         14             (9)
      Federal tax benefit of stock options exercised                                   20            249
  Changes in operating assets and liabilities:
      Accounts receivable                                                          43,743        (27,122)
      Inventories                                                                  38,607        (34,754)
      Prepaid expenses and other assets                                             1,647             49
      Accounts payable                                                            (65,980)          (384)
      Accrued liabilities                                                          (7,226)          (682)
      Income taxes                                                                  1,796           (634)
                                                                                 --------      ----------
          Net cash provided by (used in) operations                                31,716        (48,359)
                                                                                 --------      ----------
Cash flows from investing activities:
  Capital expenditures, net                                                        (3,435)        (9,359)
  Additions to capitalized software                                                     -           (466)
                                                                                 --------      ----------
          Net cash used in investing activities                                    (3,435)        (9,825)
                                                                                 --------      ----------
Cash flows from financing activities:
  Proceeds from issuance (repayment) of revolving line of credit, net             (20,500)        53,600
  Proceeds from stock options exercised                                                83            507
  Principal payments on other long-term debt                                       (4,519)        (4,673)
                                                                                 --------      ---------
          Net cash provided by (used in) financing activities                     (24,936)        49,434
                                                                                 ---------     ---------
Effect of exchange rate changes                                                    (4,240)           386
                                                                                 ---------     ---------
Net decrease in cash and cash equivalents                                            (895)        (8,364)
  Cash and cash equivalents at beginning of year                                   23,541          9,437
                                                                                 --------       --------
  Cash and cash equivalents at March 31                                          $ 22,646      $   1,073
                                                                                 ========      =========
Supplemental disclosures of cash flow information:
  Income taxes paid (refunded)                                                   $   (618)     $      18
                                                                                 ========      =========
  Interest paid                                                                  $  6,545      $   6,223
                                                                                 ========      =========

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

         The condensed consolidated financial statements included herein have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all normal and recurring adjustments which in the opinion of management are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

NOTE 2 - EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding stock options to purchase common stock. Incremental shares of 0.7 million and 0.9 million for the three months ended March 31, 2001 and 2000, respectively, were used in the calculation of diluted earnings per share. Options to purchase 0.8 million and 0.6 million shares of common stock for the three months ended March 31, 2001 and 2000, respectively, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common stock. The effect of the if-converted method for the 6% Convertible Subordinated Notes is antidilutive and approximately 2.0 million of potential common shares has not been considered in computing diluted earnings per share for the three-month periods ended March 31, 2001 and 2000.

NOTE 3 - BORROWING FACILITIES

The Company has a five-year term loan (the Term Loan) through a syndicate of commercial banks. Principal on the Term Loan is payable in quarterly installments in annual amounts of $18 million in 2001, $20 million in 2002, $22 million in 2003 and $21 million in 2004. The Term Loan bears interest, at the Company's option, at either the bank's Eurodollar rate plus 1.25% to 3.00% or its prime rate plus 0.00% to 1.75%, based upon the Company's debt ratio as specified in the agreement and interest is payable quarterly. As of March 31, 2001, the Company had $77 million outstanding under the Term Loan, bearing interest at rates ranging from 8.2925% to 8.75%.

         The Company has a $175 million revolving line of credit facility (the Revolving Credit Facility) with a commercial bank. The Company is entitled to borrow under the Revolving Credit Facility up to the lesser of $175 million or the sum of 75% of its eligible accounts receivable, 45% of its eligible inventories and 50% of its eligible fixed assets. Interest on the Revolving Credit Facility is payable quarterly, at the Company's option, at either the bank's Eurodollar rate plus 1.25% to 3.00% or its prime rate plus 0.00% to 1.75%, based upon the Company's debt ratio as specified in the agreement. A commitment fee of 0.375% to 0.500% per annum on the unused portion of the Revolving Credit Facility is payable quarterly in arrears. The Revolving Credit Facility matures on September 30, 2004. As of March 31, 2001, the Company had $73.0 million outstanding under the Revolving Credit Facility, bearing interest at 8.5%, $4.9 million outstanding letters of credit and $97.1 million was available for future borrowings.

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

         The Company has outstanding $80.2 million principal amount of 6% Convertible Subordinated Notes due August 15, 2006 (the Notes). The indenture relating to the Notes contains affirmative and negative covenants including covenants restricting the Company's ability to merge or engage in certain other extraordinary corporate transactions unless certain conditions are satisfied. Upon the occurrence of a change of control of the Company (as defined in the indenture relating to the Notes), each holder of Notes will have the right to require the Company to repurchase all or part of the Holder's notes at 100% of the face amount thereof, plus accrued and unpaid interest.

         The Notes are convertible, unless previously redeemed or repurchased, at the option of the holder at any time prior to maturity, into shares of the Company's common stock at an initial conversion price of $40.20 per share, subject to adjustment in certain events. The Notes are convertible into a total of 1.995 million shares of the Company's common stock. Interest is payable February 15 and August 15 each year.

         The Company currently has an interest rate swap transaction agreement for a notional amount of $38.3 million under which it pays a fixed rate of interest of 6.63% plus 1.25% to 3.00% based upon its debt ratio as specified in the debt agreement, hedging against the variable interest rates charged by the term loan. The receive rate under the swap is based on LIBOR. The interest rate swap expires in the year 2003.


NOTE 4 - INVENTORIES

Inventory costs are summarized as follows:

                                              MARCH 31,        DECEMBER 31,
                                                2001               2000
                                                ----               ----
       Raw materials                       $   239,933         $   273,758
       Work in process                          51,783              64,727
       Finished goods                           26,472              16,204
       Obsolescence reserve                     (8,536)             (8,226)
                                           -----------         -----------
                                           $   309,652         $   346,463
                                           ===========         ===========

NOTE 5 - INCOME TAXES

Income tax expense consists of the following:

                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                               2001                    2000
                                               ----                    ----
         Federal - Current                 $  1,284                 $    278
         Foreign - Current                      246                      554
         State - Current                        327                      108
         Deferred                               334                       93
                                            -------                 --------
              Total                        $  2,191                 $  1,033
                                           ========                 ========

         Income tax expense differs from the amount computed by applying the U.S. federal statutory income tax rate to pretax income due to the impact of nondeductible amortization of goodwill, foreign income taxes, state income taxes, net of federal benefit and the benefit from the use of a foreign sales corporation.

         The Company considers earnings from its foreign subsidiaries to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been made for these earnings. Upon distribution of foreign subsidiary earnings in the form of dividends or otherwise, such distributed earnings would be reportable for U.S. income tax purposes (subject to adjustment for foreign tax credits).

         The Company's manufacturing operations in Ireland are subject to a 10% tax rate through December 2010. Thereafter, the applicable tax rate will be 12.5%. As a result of these reduced rates, income tax expense for the quarters ended March 31, 2001 and 2000 is approximately $314 (approximately $0.02 per share diluted) and $64 (approximately $0.01 per share diluted), respectively, lower than the amount computed by applying the statutory tax rates.

NOTE 6 - ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS 133." These statements establish accounting and reporting standards requiring that derivative instruments, including certain derivative instruments embedded in other contracts, be recorded on the balance sheet at fair value as either assets or liabilities. The accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative at its inception. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results of the hedged item in the statements of operations, and requires the Company to formally document, designate and assess the effectiveness of the hedge transaction to receive hedge accounting. For derivatives designated as cash-flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Overall hedge effectiveness is measured at least quarterly. Any changes in the fair value of the derivative instrument resulting from hedge ineffectiveness, as defined by SFAS No. 133 and measured based on the cumulative changes in the fair value of the derivative instrument and the cumulative changes in the estimated future cash flows of the hedged item, are recognized immediately in earnings.

         The Company has designated its swap agreement as a cash flow hedge. Adoption of SFAS No. 133 at January 1, 2001 resulted in recognition of approximately $0.7 million of derivative liabilities on the Company's balance sheet in accrued liabilities and $0.7 million of hedging losses included in accumulated other comprehensive income as the cumulative effect of a change in accounting principle. Amounts were determined as of January 1, 2001 based on market quotes of the Company's interest rate swap agreement. During the quarter ended March 31, 2001, the Company recognized $19.6 thousand in losses, included in interest expense, on the interest rate swap attributable to interest costs occurring in the first quarter of 2001. No gain or loss on ineffectiveness was required to be recognized. The fair value of the interest rate swap agreement was a loss of $1.3 million as of March 31, 2001. Approximately $0.7 million (which includes $78.4 thousand related to the cumulative effect adjustment) of such amount is anticipated to be transferred into earnings over the next twelve months as interest costs on the term loan are recognized.

         The Company has utilized and expects to continue to utilize derivative financial instruments with respect to a portion of its interest rate risks to achieve a more predictable cash flow by reducing its exposure to interest rate fluctuations. These transactions generally are swaps and are entered into with major financial institutions. Derivative financial instruments related to the Company's interest rate risks are intended to reduce the Company's exposure to increases in the benchmark interest rates underlying the Company's variable rate Facility.


NOTE 7 - ACQUISITIONS AND DISPOSITIONS

On October 2, 2000, the Company acquired substantially all of the assets and properties, net of assumed liabilities, of the MSI Division of Outreach Technologies, Inc. This operation in Manassas, Virginia was acquired for $3.5 million, as adjusted. The transaction was accounted for under the purchase method of accounting, and, accordingly, the results of operations of the Manassas division since October 2, 2000 have been included in the accompanying consolidated statements of income. The acquisition resulted in goodwill of approximately $0.4 million that is being amortized on a straight-line basis over 15 years. The acquisition was allocated $1.9 million to inventories, $2.1 million to accounts receivable, $0.1 million to prepaid expenses and other current assets, $0.8 million to equipment, $1.1 million to accounts payable, $0.3 million to accrued liabilities, $0.4 million to other long-term debt and $0.4 million to goodwill.

         On September 15, 2000, the Company closed the previously announced sale of its Swedish operations for $19.6 million, as adjusted. The Swedish operations accounted for 6.6% of the Company's sales and 39.8% of its operating income for the quarter ended March 31, 2000.

NOTE 8 - BUSINESS SEGMENTS AND GEOGRAPHIC AREAS

The Company has 16 manufacturing facilities in the Americas, Europe and Asia to serve its customers. The Company is operated and managed geographically. The Company's management evaluates performance and allocates the Company's resources on a geographic basis. Intersegment sales, primarily constituting sales from the Americas to Europe, are generally recorded at prices that approximate arm's length transactions. Operating segments' measure of profitability is based on income from operations (prior to amortization of goodwill and unallocated corporate expenses). Certain corporate expenses, including items such as insurance and software licensing costs, are allocated to these operating segments and are included for performance evaluation. Amortization expense associated with capitalized software costs is allocated to these operating segments, but the related assets are not allocated. Amortization expense associated with goodwill is not allocated to the results of operations in analyzing segments, but the related balances are allocated to the segments. The accounting policies for the reportable operating segments are the same as for the Company taken as a whole.

         Information about operating segments for the three-month periods ended March 31, 2001 and 2000 was as follows:

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                           ---------
                                                     2001             2000
                                                     ----             ----
  Net sales:
     Americas                                    $   386,755         316,822
     Europe                                           80,010          77,185
     Asia                                              8,483           9,042
     Elimination of intersegment sales               (43,343)        (53,894)
                                                  -----------      ---------
                                                 $   431,905         349,155
                                                  ==========       =========
  Depreciation and amortization:
     Americas                                    $     8,867           7,068
     Europe                                            1,344           2,397
     Asia                                                216             175
     Corporate - goodwill                              3,222           3,220
                                                  ----------           -----
                                                 $    13,649          12,860
                                                  ==========          ======
  Income from operations:
     Americas                                    $    15,468           7,043
     Europe                                            3,375           4,069
     Asia                                                537           1,143
     Corporate and intersegment eliminations          (5,864)         (4,510)
                                                  ----------       ---------
                                                 $    13,516           7,745
                                                  ==========       =========

                                                   MARCH 31,       DECEMBER 31,
                                                     2001              2000
                                                     ----              ----
    Total assets:
         Americas                                $   720,828         812,882
         Europe                                      140,041         143,265
         Asia                                         18,701          16,537
         Corporate                                    17,830          18,537
                                                  ----------       ---------
                                                 $   897,400         991,221
                                                  ==========         =======


         The following enterprise-wide information is provided in accordance with SFAS No. 131. Geographic net sales information reflects the destination of the product shipped. Long-lived assets information is based on the physical location of the asset.

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                            ---------
                                                      2001             2000
                                                      ----             ----
       Net sales derived from:
          Printed circuit boards                  $   363,689         322,393
          Systems integration and box build            68,216          26,762
                                                   ----------       ---------
                                                  $   431,905         349,155
                                                   ==========       =========

         Geographic net sales:
          United States                           $   330,113         218,274
          Europe                                       62,049          76,381
          Asia and other                               39,743          54,500
                                                   ----------       ---------
                                                  $   431,905         349,155
                                                   ==========         =======

                                                    MARCH 31,       DECEMBER 31,
                                                      2001              2000
                                                      ----              ----
         Long-lived assets:
              United States                       $   102,418         108,415
              Europe                                   17,566          18,539
              Asia and other                           27,138          28,582
                                                   ----------      ----------
                                                  $   147,122         155,536
                                                   ==========      ==========


NOTE 9 - COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss), which includes net income, the change in the cumulative translation adjustment and the effect of accounting for cash flow hedging derivatives, for the three-month periods ended March 31, 2001 and 2000, was $(1.5) million and $1.8 million, respectively. Total comprehensive loss for the three months ended March 31, 2001 is as follows:

         Net income                                              $     5,112
         Cumulative translation adjustment                            (5,841)
         Hedge accounting for derivative financial
              instruments, net of tax                                   (359)
         Cumulative effect attributable to adoption of
              SFAS No. 133 (See note 6), net of tax                     (402)
                                                                  -----------
         Comprehensive loss                                      $    (1,490)
                                                                  ===========

Included in the hedge accounting for derivative financial instruments of $5.8 million are reclassification adjustments of approximately $11.8 thousand.


NOTE 10- CONTINGENCIES

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


         The Company filed suit against J.M. Huber Corporation (the Seller) in the United States District Court for the Southern District of Texas for breach of contract, fraud and negligent misrepresentation on December 14, 1999 and is seeking an unspecified amount of damages in connection with the Amended and Restated Stock Purchase Agreement dated August 12, 1999 between the parties whereby the Company acquired all of the stock of AVEX from Seller. On January 5, 2000, Seller filed suit in the United States District Court for the Southern District of New York alleging that the Company failed to comply with certain obligations under the contract requiring the Company to register shares of its common stock issued to Seller as partial consideration for the acquisition. Seller's suit has been consolidated with the Company's suit in the United States District Court for the Southern District of Texas. The Company intends to vigorously pursue its claims against Seller and defend against Seller's allegations. At the present time, the Company is unable to reasonably estimate the possible loss, if any, associated with these matters.


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


NOTE 11- RESTRUCTURING CHARGES

During the quarter ended March 31, 2001, the Company recorded restructuring charges of $1.3 million related to reductions in force and included costs resulting from payment of employee severance. All such amounts were paid by March 31, 2001.

NOTE 12- SUBSEQUENT EVENT

In April 2001, the Company announced that it had begun undertaking steps to align its cost structure due to the slowdown in the technology marketplace. Delayed delivery dates and cancellations from customers have continued to mount as a result of the weaker demand and high levels of inventory for end products. Additionally, the pace of new program rampings has been slower than anticipated because of the reduced levels of demand for customers' products. The new program revenues have not grown at a pace sufficient to offset the downturn experienced in the existing customer programs. Based on current demand forecasts from customers for the second quarter, the Company anticipates sales for the second quarter to be approximately 10 - 15% below the first quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations, and the discussion of market risks and legal proceedings elsewhere, contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as "anticipate," "believe," "intend," "plan," "projection," "forecast," "strategy," "position," "continue," "estimate," "expect," "may," "will," or the negative of those terms or other variations of them or by comparable terminology. In particular, statements, express or implied, concerning future operating results or the ability to generate sales, income or cash flow are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. The future results of our operations may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors which could cause actual results to differ from those in the forward-looking statements, include:

     o    availability and cost of customer specified components;
     o    loss of one or more of our major customers;
     o delays, reductions and cancellations of orders forecasted by customers;
     o    absence of long-term sales contracts with our customers;
     o    our substantial indebtedness;
     o a decline in the condition of the capital markets or a substantial rise in interest rates;
     o    our dependence on the industries we serve;
     o competition from other providers of electronics manufacturing services;
     o    inability to maintain technical and manufacturing process expertise;
     o    risks associated with international operations;
     o    our dependence on certain key executives;
     o    resolution of the pending legal proceedings;
     o    integration of the operations of acquired companies;
     o    effects of domestic and foreign environmental laws;
     o    fluctuations in our quarterly results of operations; and
     o    volatility of the price of our common stock.

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

         A substantial percentage of our sales have been made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. During the three months ended March 31, 2001, our three largest customers each represented in excess of 10% of our sales and together represented 46.9% of our sales, and our largest customer accounted for approximately 19.7% of our sales. Our future sales are dependent on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on us.

         During the quarter ended March 31, 2001 and 2000, 21.3% and 35.1%, respectively, of our sales were from our international operations. The decrease in the percentage of international sales for 2001 as compared to 2000 primarily reflects the sale of the Swedish operations.

RECENT ACQUISITIONS AND DISPOSITION

On October 2, 2000, we acquired substantially all of the assets and properties, net of assumed liabilities, of the MSI Division of Outreach Technologies, Inc. This operation in Manassas, Virginia was acquired for $3.5 million, as adjusted. The transaction was accounted for under the purchase method of accounting, and, accordingly, the results of operations of the Manassas division since October 2, 2000 have been included in our financial statements. The acquisition resulted in goodwill of approximately $0.4 million that is being amortized on a straight-line basis over 15 years.

         On September 15, 2000, we closed the previously announced sale of our Swedish operations for $19.6 million, as adjusted. The Swedish operations accounted for 6.6% of our sales and 39.8% of our operating income for the quarter ended March 31, 2000.

RESULTS OF OPERATIONS

The following table presents the percentage relationship that certain items in the Company's Condensed Consolidated Statements of Income bear to sales for the periods indicated. The financial information and the discussion below should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                             ---------
                                                          2001       2000
                                                          ----       ----
Sales                                                    100.0%     100.0%
Cost of sales                                             92.6       93.2
                                                         -----      -----
         Gross profit                                      7.4        6.8
Selling, general and administrative expense                3.3        3.6
Restructuring charges                                      0.3        0.0
Amortization of goodwill                                   0.7        0.9
                                                         -----      -----
         Income from operations                            3.1        2.2
Interest expense                                          (1.3)      (1.6)
Other income (expense)                                    (0.1)       0.2
                                                         ------     -----
         Income before income taxes                        1.7        0.9
Income tax expense                                         0.5        0.3
                                                          ----      -----
         Net income                                        1.2%       0.6%
                                                         =====      =====

         Sales for the first quarter of 2001 were approximately $431.9 million, a 23.7% increase from sales of approximately $349.2 million for the same quarter in 2000. Of this total increase in sales, approximately 45.4% was attributable to the operation of the new facilities added during the fourth quarter of 2000 and the Manassas, Virginia acquisition, and approximately 82.6% resulted from the ramping up of new programs and increases in sales volume from both existing and new customers. Of this net increase, there is a 28% decrease resulting from the sale of the Swedish operations. However, based on delayed delivery dates and cancellations of customer orders during the quarter ended March 31, 2001, we anticipate sales for the second quarter to be approximately 10 - 15% below the first quarter. Our facilities in the Americas provided 85.9% and 78.4% of net sales, respectively, during the first quarters of 2001 and 2000. Our facilities in Europe provided 12.1% and 19.1% of net sales, respectively during the first quarters of 2001 and 2000. Our facilities in Asia provided 2.0% and 2.5% of net sales, respectively during the first quarters of 2001 and 2000.

         Sales in the Americas for the three-month period ended March 31, 2001 increased $97.4 million with approximately 37.8% of this increase resulting from the operation of the new facilities added during the fourth quarter 2000 and the acquisition of the Manassas, Virginia facility. The remaining 62.2% of the increase was the result of demand increases from existing and new customers. Sales in Europe decreased $14.3 million for the first quarter of 2001 due primarily to the sale of the Swedish operations in September 2000 (representing approximately 161.5% of this net decrease). The remaining 61.5% of the net increase in sales resulted from the ramping up of new programs and increases in sales volume from both existing and new customers. Sales in Asia decreased by $0.3 million. This decrease in sales was partially offset by additional sales resulting from the operation of the new systems integration facility in Singapore.

         During the quarters ended March 31, 2001 and 2000, 21.3% and 35.1%, respectively, of our sales were from our international operations. The decrease in the percentage of international sales for 2001 as compared to 2000 primarily reflects the sale of the Swedish operations.

         Our results of operations are dependent upon the success of our customers, and a prolonged period of reduced demand for our customers' products would have an adverse effect on our business. During the three months ended March 31, 2001, our three largest customers each represented in excess of 10% of our sales and represented 46.9% of our sales in the aggregate. The loss of a major customer, if not replaced, would adversely affect us.

         Gross profit increased 36.0% to approximately $32.2 million in the first quarter of 2001 from approximately $23.6 million in the same quarter in 2000. The increase in gross profit was due primarily to the higher sales volume. Gross profit as a percentage of sales for the three months ended March 31, 2000 and 2001, respectively, increased from 6.8% to 7.4%. The change in the gross margin for the three-month period of 2001, as compared to the same period of 2000 is primarily attributable to increased capacity utilization, changes in product mix, favorable component market conditions, cost reductions, and efforts to integrate recent acquisitions. The combined effect of these factors, which are continually changing and are interrelated, make it impracticable to determine with precision the separate effect of each factor. We expect lower volumes and utilization rates will exert downward pressure on our margins in the near future.

         For the foreseeable future, our gross margin is expected to depend primarily on the general slowdown in the technology marketplaces, facility utilization, product mix, start-up of new programs, pricing within the electronics industry, and the integration of acquisitions. The gross margins at each facility and for Benchmark as a whole are expected to continue to fluctuate. Increases in start-up costs associated with new programs and pricing within the electronics industry also could adversely impact our gross margin.

         In April 2001, we announced that we had begun undertaking steps to align our cost structure due to the slowdown in the technology marketplace. Delayed delivery dates and cancellations from customers have continued to mount as a result of the weaker demand and high levels of inventory for end products. Additionally, the pace of new program rampings has been slower than anticipated because of the reduced levels of demand for customers' products. The new program revenues have not grown at a pace sufficient to offset the downturn experienced in the existing customer programs. Based on current demand forecasts from customers for the second quarter, we anticipate sales for the second quarter to be approximately 10 - 15% below the first quarter.

         Selling, general and administrative expenses were $14.2 million in the first quarter of 2001, an increase of 11.7% from $12.7 million for the same quarter in 2000. Selling, general and administrative expenses as a percentage of sales decreased from 3.6% for the first quarter of 2000 to 3.3% for the first quarter of 2001. The increase in selling, general and administrative expenses during the three-month period ended March 31, 2001 reflects the additional administrative expenses resulting from the acquisition of the Manassas, Virginia facility and the opening of additional facilities. Additionally, the increase reflects the investment in personnel and the incurrence of related corporate and administrative expenses necessary to support the increased size and complexity of our business. We do not anticipate selling, general and administrative expenses will continue to increase in absolute dollars as a result of on-going efforts to manage operating expenses in response to the current business environment.

         During the quarter ended March 31, 2001, we recorded restructuring charges of $1.3 million ($0.9 million after-tax) related to reductions in force necessitated by the general slowdown in the technology marketplaces, which affected not only existing customer programs but also the pace of the new program rampings.

         Goodwill is amortized on a straight-line basis over an estimated useful life of 15 years. The amortization of goodwill for the three-month periods ended March 31, 2001 and 2000, was $3.2 million.

         Interest expense for the three-month periods ended March 31, 2001 and 2000, was $5.7 million and $5.6 million, respectively.

         Income tax expense of approximately $2.2 million represented an effective tax rate of 30.0% for the three-month period ended March 31, 2001, compared with an effective tax rate of 34.3% for the three-month period ended March 31, 2000. The decrease was due primarily to lower foreign tax rates applicable to a portion of pretax income in 2001, partially offset by nondeductible amortization of goodwill.

         We reported net income for the three-month period ended March 31, 2001 of approximately $5.1 million, or diluted earnings of $0.25 per share, compared with net income of approximately $2.0 million, or diluted earnings of $0.12 per share for the same period of 2000. The approximate $3.1 million increase was a result of the combined effects of the Manassas, Virginia facility acquisition and the operation of new systems integration facilities, the restructuring charges, and the ramping up of new projects.


LIQUIDITY AND CAPITAL RESOURCES

We have financed our growth and operations through funds generated from operations, proceeds from the sale of our securities and funds borrowed under our credit facilities.

         Cash provided by (used in) operating activities was $31.7 million and $(48.4) million for the three months ended March 31, 2001 and 2000, respectively. The increase in cash provided by operations was primarily the result of decreases in accounts receivable and inventories partially offset by decreases in accounts payable. Our accounts receivable and inventories at March 31, 2001 decreased $43.7 million and $38.6 million, respectively, over their levels at December 31, 2000, reflecting our decreased backlog during the first three months of 2001, as compared to the corresponding period in the prior year. We expect continued decreases in accounts receivable and inventories to continue in the near term as a result of the general slowdown in the technology marketplaces.

         Cash used in investing activities was $3.4 million and $9.8 million for the three months ended March 31, 2001 and 2000, respectively. Capital expenditures of $3.4 million for the three months ended March 31, 2001 were primarily concentrated in test and manufacturing production equipment. We expect continued decreases in capital expenditures as a result of the general slowdown in the technology marketplaces.

         Cash provided by (used in) financing activities was $(24.9) million and $49.4 million for the three months ended March 31, 2001 and 2000, respectively. During the three months of 2001, we decreased borrowings outstanding under our revolving line of credit by $20.5 million (net) and made principal payments on other long-term debt totaling $4.5 million.

         Principal on the term loan is payable in quarterly installments of $4.5 million, $5 million and $5.5 million during 2001, 2001 and 2003, respectively. The final three installments of $7 million are due on the last day of March, June and September 2004.

         We have a $175 million revolving line of credit facility with a commercial bank. We are entitled to borrow under the revolving credit facility up to the lesser of $175 million or the sum of

75% of our eligible accounts receivable, 45% of our eligible inventories and 50% of our eligible fixed assets. Interest on the revolving credit facility and the term loan is payable quarterly, at our option, at either the bank's Eurodollar rate plus 1.25% to 3.00% or its prime rate plus 0.00% to 1.75%, based upon our debt ratio as specified in the agreement. A commitment fee of 0.375% to 0.500% per annum on the unused portion of the revolving credit facility is payable quarterly in arrears. The revolving credit facility matures on September 30, 2004. As of March 31, 2001, we had $73.0 million outstanding under the revolving credit facility, bearing interest at 8.5%, $4.9 million outstanding letters of credit and $97.1 million was available for future borrowings.

         The term loan and the revolving credit facility are secured by our domestic inventory and accounts receivable, 100% of the stock of our domestic subsidiaries, and 65% of the voting capital stock of each direct foreign subsidiary and substantially all of our and our domestic subsidiaries other tangible and intangible assets. The term loan and revolving credit facility contain customary financial covenants and restricts our ability to incur additional debt, pay dividends, sell assets, and to merge or consolidate with other persons, without the consent of the bank.

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

         We may require additional capital to finance further enhancements to or acquisitions or expansions of our manufacturing capacity. Management believes that the level of working capital will continue to expand or constrict at a rate generally consistent with our operations. Management continually evaluates potential strategic acquisitions and investments, but at the present time, we have no understandings, commitments or agreements with respect to any such acquisition or investment. Although no assurance can be given that future financing will be available on terms acceptable to us, we may seek additional funds from time to time through public or private debt or equity offerings or through bank borrowings to the extent permitted by our existing debt agreements.

         Our acquisitions in 1999 have significantly increased our leverage ratio and decreased our interest coverage ratio. At March 31, 2001, our debt to total capitalization ratio was 37%, as compared to 39% at December 31, 2000, 44% at December 31, 1999 and 11% at June 30, 1999, the last fiscal quarter end prior to the AVEX acquisition. The level of indebtedness, among other things, could make it difficult for us to obtain any necessary financing in the future for other acquisitions, working capital, capital expenditures, debt service requirements and other expenses; limit our flexibility in planning for, or reacting to changes in, our business; and make us more vulnerable in the event of an economic downturn in our business.

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

         We currently have an interest rate swap transaction agreement for a notional amount of $38.3 million under which we pay a fixed rate of interest of 6.63%, plus 1.25% to 3.00% based upon our debt ratio as specified in the debt agreement, hedging against the variable interest rates charged by the term loan. The interest rate swap expires in the year 2003. The receive rate under the swap is based on LIBOR.

         Our international sales are a significant portion of our net sales; we are exposed to risks associated with operating internationally, including the following:

         o Foreign currency exchange risk;
         o Import and export duties, taxes and regulatory changes;
         o Inflationary economies or currencies;
         o Economic and political instability.

         We do not use derivative financial instruments for speculative purposes. Our policy is to maintain a hedged position for certain significant transaction exposures. These exposures are primarily, but not limited to, vendor payments and inter-company balances in currencies other than the functional currency of the operating entity. Our international operations in some instances operate in a natural hedge because both operating expenses and a portion of sales are denominated in local currency. During 2000, we had one foreign currency hedging contract in place to support expansion of the Dublin, Ireland facility. This contract expired in December 2000.


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

Management is vigorously defend against these actions. No material developments occurred in this proceeding during the period covered by this report.

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


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 15, 2001.



                                        BENCHMARK ELECTRONICS, INC.
                                          (Registrant)


                                        By: /s/ Donald E. Nigbor
                                            ----------------------
                                        Donald E. Nigbor
                                        President
                                        (Principal Executive Officer)


                                        By: /s/ Cary T. Fu
                                            ----------------------
                                        Cary T. Fu
                                        Executive Vice President
                                        (Principal Financial Officer)