Form 10-Q
period 2001-06-30
BENCHMARK ELECTRONICS INC
filed 2001-08-14
CIK 863436

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO______________.


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

      As of August 10, 2001 there were 19,644,128 shares of Benchmark Electronics, Inc. Common Stock, par value $0.10 per share, outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                                   JUNE 30,       DECEMBER 31,
                                                                     2001             2000
                                                                -------------    -------------
                                                                 (UNAUDITED)
ASSETS
  Current assets:
    Cash and cash equivalents                                     $  25,043        $  23,541
    Accounts receivable, net                                        192,034          277,620
    Income taxes receivable                                           3,950             --
    Inventories, net                                                262,948          346,463
    Prepaid expenses and other assets                                13,438           18,412
    Deferred tax asset                                                2,664            3,135
                                                                  ---------        ---------
           Total current assets                                     500,077          669,171
                                                                  ---------        ---------

  Property, plant and equipment                                     230,719          202,404
  Accumulated depreciation                                         (101,052)         (66,016)
                                                                  ---------        ---------
           Net property, plant and equipment                        129,667          136,388
                                                                  ---------        ---------

  Other assets, net                                                  17,905           19,148
  Goodwill, net                                                     159,200          166,514
                                                                  ---------        ---------
                                                                  $ 806,849        $ 991,221
                                                                  =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Current installments of other long-term debt                  $  21,619        $  20,275
    Accounts payable                                                158,232          268,358
    Income taxes payable                                               --              1,911
    Accrued liabilities                                              23,867           31,309
                                                                  ---------        ---------
           Total current liabilities                                203,718          321,853

  Revolving line of credit                                           41,000           93,500
  Convertible subordinated notes                                     80,200           80,200
  Other long-term debt, excluding current installments               56,050           67,094
  Other long-term liability                                           7,495            6,957
  Deferred tax liability                                              9,947            9,672
  Shareholders' equity:
    Preferred shares, $0.10 par value; 5,000 shares
      authorized, none issued                                          --               --
    Common shares, $0.10 par value; 30,000 shares
      authorized; issued - 19,693 and 19,643, respectively;

      outstanding - 19,644 and 19,594, respectively                   1,964            1,959
    Additional paid-in capital                                      318,697          317,849
    Retained earnings                                               101,694           98,675
    Accumulated other comprehensive loss                            (13,796)          (6,418)
    Less treasury shares, at cost; 49 shares                           (120)            (120)
                                                                  ---------        ---------
           Total shareholders' equity                               408,439          411,945
    Commitments and contingencies
                                                                  ---------        ---------
                                                                  $ 806,849        $ 991,221
                                                                  =========        =========


     See accompanying notes to condensed consolidated financial statements.

                  BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED          SIX MONTHS ENDED
                                                       JUNE  30,                   JUNE 30,
                                                 ----------------------    ----------------------
                                                    2001        2000          2001         2000
                                                 ---------    ---------    ---------    ---------
Sales                                            $ 317,433    $ 406,572    $ 749,338    $ 755,726
Cost of sales                                      295,381      376,868      695,123      702,376
                                                 ---------    ---------    ---------    ---------
           Gross profit                             22,052       29,704       54,215       53,350
Selling, general and administrative expenses        14,666       13,432       28,825       26,113
Restructuring charges                                3,347         --          4,613         --
Amortization of goodwill                             3,223        3,100        6,445        6,320
                                                 ---------    ---------    ---------    ---------
           Income from operations                      816       13,172       14,332       20,917
Interest expense                                    (4,600)      (7,050)     (10,313)     (12,613)
Other income (expense)                                 794         (648)         294          181
                                                 ---------    ---------    ---------    ---------
           Income  (loss) before income taxes       (2,990)       5,474        4,313        8,485
Income tax expense (benefit)                          (897)       1,869        1,294        2,902
                                                 ---------    ---------    ---------    ---------
           Net income (loss)                     $  (2,093)   $   3,605    $   3,019    $   5,583
                                                 =========    =========    =========    =========

Earnings (loss) per share:
       Basic                                     $   (0.11)   $    0.22    $    0.15    $    0.34
       Diluted                                   $   (0.11)   $    0.21    $    0.15    $    0.32
                                                 =========    =========    =========    =========
Weighted average number of shares outstanding:
       Basic                                        19,605       16,297       19,601       16,272
       Diluted                                      19,605       17,547       20,312       17,330
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

                  BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                 SIX MONTHS ENDED
                                                                                     JUNE 30,
                                                                            --------------------------
                                                                               2001             2000
                                                                            ---------        ---------
Cash flows from operating activities:
  Net income                                                                $   3,019        $   5,583
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization                                            26,927           25,681
      Deferred income taxes                                                     1,276              264
      Loss on the sale of property, plant and equipment                             7               51
      Federal tax benefit of stock options exercised                               33              461
      Accrued compensation expense                                                361             --
  Changes in operating assets and liabilities:
      Accounts receivable                                                      84,019          (45,821)
      Inventories                                                              80,928          (64,420)
      Prepaid expenses and other assets                                         5,564           (2,706)
      Accounts payable                                                       (109,394)          78,994
      Accrued liabilities                                                      (7,021)            (152)
      Income taxes                                                             (5,861)           2,947
                                                                            ---------        ---------
          Net cash provided by operations                                      79,858              882
                                                                            ---------        ---------
Cash flows from investing activities:
  Capital expenditures, net                                                   (13,763)         (19,780)
  Additions to capitalized software                                              (954)          (1,529)
  Acquisitions                                                                   --            (35,303)
                                                                            ---------        ---------

          Net cash used in investing activities                               (14,717)         (56,612)
                                                                            ---------        ---------
Cash flows from financing activities:

  Proceeds from issuance (repayment) of revolving line of credit, net         (52,500)          80,100
  Debt issuance cost                                                             --             (1,383)
  Proceeds from employee stock purchase plan                                      703             --
  Proceeds from stock options exercised                                           117              935
  Principal payments on other long-term debt                                   (9,700)          (9,380)
                                                                            ---------        ---------
          Net cash provided by (used in) financing activities                 (61,380)          70,272
                                                                            ---------        ---------
Effect of exchange rate changes                                                (2,259)          (1,132)
                                                                            ---------        ---------
Net increase in cash and cash equivalents                                       1,502           13,410
  Cash and cash equivalents at beginning of year                               23,541            9,437
                                                                            ---------        ---------
  Cash and cash equivalents at June 30                                      $  25,043        $  22,847
                                                                            =========        =========

Supplemental disclosures of cash flow information:

  Income taxes paid (refunded)                                              $   4,847        $  (1,721)
                                                                            =========        =========
  Interest paid                                                             $  10,283        $  12,211
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

NOTE 2 - EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding stock options to purchase common stock. Incremental shares of 0.7 million and 1.1 million for the six months ended June 30, 2001 and 2000, respectively and 1.3 million for the three months ended June 30, 2000 were used in the calculation of diluted earnings per share. For the three-month period ended June 30, 2001, a total of 0.7 million options were not included in the calculation of diluted earnings per share because the effect would have been antidilutive. Options to purchase 0.8 million and 36 thousand shares of common stock for the six months ended June 30, 2001 and 2000, respectively, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common stock. For the three-month period ended June 30, 2000, no options were excluded in the computation of diluted earnings per share since the option exercise price was lower than the average market price of the common stock. The effect of the if-converted method for the 6% Convertible Subordinated Notes is antidilutive and approximately 2.0 million of potential common shares has not been considered in computing diluted earnings per share for the three and six-month periods ended June 30, 2001 and 2000.

NOTE 3 - BORROWING FACILITIES

The Company has a five-year term loan (the Term Loan) through a syndicate of commercial banks. Principal on the Term Loan is payable in quarterly installments in annual amounts of $18 million in 2001, $20 million in 2002, $22 million in 2003 and $21 million in 2004. The Term Loan bears interest, at the Company's option, at either the bank's Eurodollar rate plus 1.25% to 3.00% or its prime rate plus 0.00% to 1.75%, based upon the Company's debt ratio as specified in the agreement and interest is payable quarterly. As of June 30, 2001, the Company had $72.5 million outstanding under the Term Loan, bearing interest at rates ranging from 5.8125% to 6.34%.

      The Company has a $175 million revolving line of credit facility (the Revolving Credit Facility) with a commercial bank. The Company is entitled to borrow under the Revolving Credit

Facility up to the lesser of $175 million or the sum of 75% of its eligible accounts receivable, 45% of its eligible inventories and 50% of its eligible fixed assets. Interest on the Revolving Credit Facility is payable quarterly, at the Company's option, at either the bank's Eurodollar rate plus 1.25% to 3.00% or its prime rate plus 0.00% to 1.75%, based upon the Company's debt ratio as specified in the agreement. A commitment fee of 0.375% to 0.500% per annum on the unused portion of the Revolving Credit Facility is payable quarterly in arrears. The Revolving Credit Facility matures on September 30, 2004. As of June 30, 2001, the Company had $41 million outstanding under the Revolving Credit Facility, bearing interest at 7.25%, $4.9 million outstanding letters of credit and $129.1 million was available for future borrowings.


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

      The Company currently has an interest rate swap transaction agreement for a notional amount of $36 million under which it pays a fixed rate of interest of 6.63% plus 1.25% to 3.00% based upon its debt ratio as specified in the debt agreement, hedging against the variable interest rates charged by the term loan. The receive rate under the swap is based on LIBOR. The interest rate swap expires in the year 2003.


NOTE 4 - INVENTORIES

Inventory costs are summarized as follows:

                                            JUNE 30,        DECEMBER 31,
                                             2001              2000
                                          ------------     -------------
     Raw materials                         $ 225,094         $ 273,758
     Work in process                          33,732            64,727
     Finished goods                           13,144            16,204
     Obsolescence reserve                     (9,022)           (8,226)
                                           ---------         ---------
                                           $ 262,948         $ 346,463
                                           =========         =========

NOTE 5 - INCOME TAXES

Income tax expense consists of the following:

                                                  SIX MONTHS ENDED
                                                       JUNE 30,
                                                2001             2000
                                              -------          -------
     Federal - Current                        $   460          $   911
     Foreign - Current                           (711)           1,440
     State - Current                              269              287
     Deferred                                   1,276              264
                                              -------          -------
          Total                               $ 1,294          $ 2,902
                                              =======          =======

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


      The Company's manufacturing operations in Ireland are subject to a 10% tax rate through December 2010. Thereafter, the applicable tax rate will be 12.5%. As a result of these reduced rates, income tax expense for the three and six-month periods ended June 30, 2001 is approximately $0.1 million (approximately $0.01 per share diluted) and $0.4 million (approximately $0.02 per share diluted), respectively, lower than the amount computed by applying the statutory tax rate (20% in 2001). Income tax expense for the three and six-month periods ended June 30, 2000 is approximately $56 (approximately $0.01 per share diluted) and $0.1 million (approximately $0.01 per share diluted), respectively, lower than the amount computed by applying the statutory tax rate (24% in 2000).


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

      The Company has designated its swap agreement as a cash flow hedge. Adoption of SFAS No. 133 at January 1, 2001 resulted in recognition of approximately $0.7 million of derivative liabilities on the Company's balance sheet in accrued liabilities and $0.7 million of hedging losses included in accumulated other comprehensive income as the cumulative effect of a change in accounting principle. Amounts were determined as of January 1, 2001 based on market quotes of the Company's interest rate swap agreement. During the three and six-month periods ended June 30, 2001, the Company recognized $167 and $187 in losses, included in interest expense, on the interest rate swap attributable to interest costs occurring during the first six months of 2001. No gain or loss on ineffectiveness was required to be recognized. The fair value of the interest rate swap agreement was a loss of $1.2 million as of June 30, 2001. Approximately $1.1 million (which includes $0.5 million related to the cumulative effect adjustment) of such amount is anticipated to be transferred into earnings over the next twelve months as interest costs on the term loan are recognized.

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

      On September 15, 2000, the Company closed the previously announced sale of its Swedish operations for $19.6 million, as adjusted. The Swedish operations accounted for 5.2% and 5.9% of the Company's sales and 19.7% and 27.2% of its operating income for the three and six-month periods ended June 30, 2000.

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

      Information about operating segments for the three and six-month periods ended June 30, 2001 and 2000 was as follows:

                                                            THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                 JUNE 30,                           JUNE 30,
                                                        --------------------------        --------------------------
                                                           2001             2000            2001              2000
                                                        ---------        ---------        ---------        ---------
   Net sales:
       Americas                                         $ 279,933          405,090          666,688          721,911
       Europe                                              50,646           67,040          130,656          144,225
       Asia                                                 9,966           10,028           18,449           19,070
       Elimination of intersegment sales                  (23,112)         (75,586)         (66,455)        (129,480)
                                                        ---------        ---------        ---------        ---------
                                                        $ 317,433          406,572          749,338          755,726
                                                        =========        =========        =========        =========

   Depreciation and amortization:
       Americas                                         $   8,571            7,428           17,438           14,496
       Europe                                               1,270            2,110            2,614            4,507
       Asia                                                   214              183              430              358
       Corporate - goodwill                                 3,223            3,100            6,445            6,320
                                                        ---------        ---------        ---------        ---------
                                                        $  13,278           12,821           26,927           25,681
                                                        =========        =========        =========        =========

   Income (loss) from operations:
       Americas                                         $   7,725           11,793           23,193           18,836
       Europe                                              (1,512)           4,150            1,863            8,219
       Asia                                                 1,444              822            1,981            1,965
       Corporate and intersegment eliminations             (6,841)          (3,593)         (12,705)          (8,103)
                                                        ---------        ---------        ---------        ---------
                                                        $     816           13,172           14,332           20,917
                                                        =========        =========        =========        =========


                                                                          JUNE 30,          DECEMBER 31,
                                                                            2001                2000
                                                                         ----------        -------------
   Total assets:
        Americas                                                          $649,245            812,882
        Europe                                                             116,273            143,265
        Asia                                                                19,944             16,537
        Corporate                                                           21,387             18,537
                                                                          --------           --------
                                                                          $806,849            991,221
                                                                          ========           ========


      The following enterprise-wide information is provided in accordance with SFAS No. 131. Geographic net sales information reflects the destination of the product shipped. Long-lived assets information is based on the physical location of the asset.

                                                        THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                             JUNE 30,                              JUNE 30,
                                                    --------------------------          --------------------------
                                                      2001              2000              2001              2000
                                                    --------          --------          --------          --------
   Net sales derived from:
       Printed circuit boards                       $260,179           379,085           623,868           721,338
       Systems integration and box build              57,254            27,487           125,470            34,388
                                                    --------          --------          --------          --------
                                                    $317,433           406,572           749,338           755,726
                                                    ========          ========          ========          ========


      Geographic net sales:
       United States                                $234,770           291,054           570,294           512,373
       Europe                                         48,464            40,926           105,102           115,790
       Asia and other                                 34,199            74,592            73,942           127,563
                                                    --------          --------          --------          --------
                                                    $317,433           406,572           749,338           755,726
                                                    ========          ========          ========          ========


                                                                      JUNE 30,         DECEMBER 31,
                                                                        2001              2000
                                                                    ------------      -------------
   Long-lived assets:
        United States                                                 $106,465           108,415
        Europe                                                          17,280            18,539
        Asia and other                                                  23,827            28,582
                                                                      --------          --------
                                                                      $147,572           155,536
                                                                      ========          ========

NOTE 9 - COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss), which includes net income (loss), the change in the cumulative translation adjustment and the effect of accounting for cash flow hedging derivatives, for the three and six-month periods ended June 30, 2001 and 2000, was $(2.9) million and $0.5 million and $(4.4) million and $2.3 million, respectively. Total comprehensive loss for the three and six-month periods ended June 30, 2001 and 2000 was as follows:

                                                           THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                 JUNE 30,                          JUNE 30,
                                                         -----------------------         -----------------------
                                                           2001            2000            2001            2000
                                                         -------         -------         -------         -------
   Net income (loss)                                     $(2,093)          3,605           3,019           5,583
   Cumulative translation adjustment                        (917)         (3,115)         (6,758)         (3,252)
   Hedge accounting for derivative financial
       instruments, net of tax                               141            --              (218)           --
   Cumulative effect attributable to adoption of
       SFAS No. 133 (See note 6), net of tax                --              --              (402)           --
                                                         -------         -------         -------         -------
   Comprehensive income (loss)                           $(2,869)            490          (4,359)          2,331
                                                         =======         =======         =======         =======

Included in the hedge accounting for derivative financial instruments of $141 and $(218) are reclassification adjustments of approximately $90 and $102, respectively.

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

      During the second quarter of 2000, the Company, along with numerous other companies, was named as a defendant in a lawsuit brought by the Lemelson Medical, Education & Research Foundation (the Foundation). The lawsuit alleges that the Company has infringed certain of the Foundation's patents relating to machine vision and bar code technology utilized in machines the Company has purchased. On November 11, 2000, the Company filed an Answer, Affirmative Defenses, and a Motion to Stay based upon Declaratory Judgment Actions filed by Cognex and Symbol, manufacturers of the equipment at issue. On March 29, 2001, the Court granted the defendants' Motion to Stay and ordered that the lawsuit be stayed pending the entry of a final non-appealable judgment in the cases filed by Cognex and Symbol. The Company continues to explore any indemnity or similar rights the Company may have against manufacturers of the machines or other third parties. The Company intends to vigorously defend against such claim and pursue all rights it has against third parties. At the present time, the Company is unable to reasonably estimate the possible loss, if any, associated with these matters.

      The Company is also involved in various other legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.


NOTE 11- RESTRUCTURING CHARGES

During the six months period ended June 30, 2001, the Company recorded restructuring charges of $4.6 million ($3.2 million after-tax). These charges related to reductions in the Company's cost structure, including reductions in force and included costs resulting from payment of employee severance, consolidation of facilities and abandonment of leased equipment. These restructuring costs included asset write-offs of $0.2 million, severance costs of $3.8 million and losses from lease commitments of $0.6 million. Cash paid for severance costs and leasing expenses during the six months ended June 30, 2001 totaled $2.6 million and $0.1 million, respectively. As of June 30, 2001, the Company has included in accrued liabilities $1.8 million related to restructuring costs.

NOTE 12 - IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001, and specifies criteria for the recognition and reporting of intangible assets apart from goodwill. Under SFAS No. 142, beginning January 1, 2002, the Company will no longer amortize goodwill and intangible assets with indefinite useful lives, but instead will test those assets for impairment at least annually. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over such lives to their estimated residual values.

      The Company is required to adopt SFAS No. 141 immediately and SFAS No. 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized through December 31, 2001.

      SFAS No. 142 will require the Company to perform a transitional goodwill impairment evaluation as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

      As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $152.8 million which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $6.4 million and $12.8 million for the six months ended June 30, 2001 and the year ended December 31, 2000, respectively. Management has completed an evaluation of the effects of Statement 141 and believes that it will not have a material effect on the Company's consolidated financial statements. Because of the extensive effort needed to comply with adopting Statement 142, it is not practicable to reasonably estimate the impact of adopting this Statement on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.


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

      A substantial percentage of our sales have been made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. During the six months ended June 30, 2001, our two largest customers each represented in excess of 10% of our sales and together represented 36.4% of our sales, and our largest customer accounted for approximately 18.3% of our sales. Our future sales are dependent on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on us.

      During the six months ended June 30, 2001 and 2000, 21.7% and 31.5%, respectively, of our sales were from our international operations.


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

      On September 15, 2000, we closed the previously announced sale of our Swedish operations for $19.6 million, as adjusted. The Swedish operations accounted for 5.2% and 5.9% of our sales and 19.7% and 27.2% of our operating income for the three and six-month periods ended June 30, 2000.


RESULTS OF OPERATIONS

The following table presents the percentage relationship that certain items in the Company's Condensed Consolidated Statements of Income bear to sales for the periods indicated. The financial information and the discussion below should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

                                                           THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                JUNE 30,                  JUNE 30,
                                                           ------------------        ------------------
                                                            2001        2000         2001         2000
                                                           -----        -----        -----        -----
   Sales                                                   100.0%       100.0%       100.0%       100.0%
   Cost of sales                                            93.1         92.7         92.8         92.9
                                                           -----        -----        -----        -----
              Gross profit                                   6.9          7.3          7.2          7.1
   Selling, general and administrative expense               4.6          3.3          3.8          3.5
   Restructuring charges                                     1.1          0.0          0.6          0.0
   Amortization of goodwill                                  1.0          0.8          0.9          0.8
                                                           -----        -----        -----        -----
              Income from operations                         0.2          3.2          1.9          2.8
   Interest expense                                         (1.4)        (1.7)        (1.4)        (1.7)
   Other income (expense)                                    0.3         (0.2)         0.0          0.0
                                                           -----        -----        -----        -----
              Income (loss) before income taxes             (0.9)         1.3          0.6          1.1
   Income tax expense (benefit)                             (0.3)         0.4          0.2          0.4
                                                           -----        -----        -----        -----
              Net income (loss)                             (0.6)%        0.9%         0.4%         0.7%
                                                           =====        =====        =====        =====

      Sales for the second quarter of 2001 were approximately $317.4 million, a 21.9% decrease from sales of approximately $406.6 million for the same quarter in 2000. Primarily as a result of recent unfavorable economic conditions and a decline in demand due to the downturn experienced by the electronics industry, our sales have decreased in the second quarter compared to the first quarter of 2001 and the comparable quarter of 2000. Of this net decrease, there is a 23.7% decrease resulting from the sale of the Swedish operations, a 41.0% increase attributable to the operation of the new facilities added during the fourth quarter of 2000 and the Manassas, Virginia acquisition, and an approximately 117.3% net decrease in sales volume resulting from the continued slowdown in the technology marketplace. Sales for the first six months of 2001 were approximately $749.3 million, a 0.8% decrease from sales of approximately $755.7 million for the same period of 2000. Of this net decrease, there is a 692.8% decrease resulting from the sale of the Swedish operations, a 1159.8% increase attributable to the operation of the new facilities added during the fourth quarter of 2000 and the Manassas, Virginia acquisition, and an approximately 567.0% net decrease in sales volumes resulting from the continued slowdown in the technology marketplace. Our facilities in the Americas provided 85.4% and 86.4% of net sales, respectively, during the second quarters of 2001 and 2000, and 85.7% and 82.7% of net sales, respectively, during the first six months of 2001 and

2000. Our facilities in Europe provided 11.7% and 11.3% of net sales, respectively during the second quarters of 2001 and 2000, and 11.9% and 14.9% of net sales, respectively, during the first six months of 2001 and 2000. Our facilities in Asia provided 2.9% and 2.3% of net sales, respectively during the second quarters of 2001 and 2000, and 2.4% and 2.4% of net sales, respectively, during the first six months of 2001 and 2000.

      Sales in the Americas for the three-month period ended June 30, 2001 decreased $80.1 million compared to the same period of 2000. As a result of recent unfavorable economic conditions and a decline in demand due to the downturn experienced by the electronics industry, our sales in the Americas have declined in the second quarter compared to the first quarter of 2001. Of this net decrease, there is a 43.1% increase attributable to the operation of the new facilities added during the fourth quarter of 2000 and the Manassas, Virginia acquisition, and an approximately 143.1% net decrease in sales volume. Sales in the Americas for the six-month period ended June 30, 2001 increased $17.3 million compared to the same period of 2000. Of this net increase, there is a 413.2% increase attributable to the operation of the new facilities added during the fourth quarter of 2000 and the Manassas, Virginia acquisition, and an approximately 313.2% net decrease in sales volume.

      Sales in Europe decreased $8.9 million for the second quarter of 2001 compared to the same period of 2000 due primarily to the sale of the Swedish operations in September 2000 (representing approximately 238.2% of this net decrease). The remaining 138.2% of the net decrease in sales resulted from the ramping up of new programs and increases in sales volume from both existing and new customers. Sales in Europe for the six-month period ended June 30, 2001 decreased $23.2 million compared to the same period of 2000 due primarily to the sale of the Swedish operations in September 2000 (representing approximately 190.9% of this net decrease). The remaining 90.9% of the net decrease in sales resulted from the ramping up of new programs and increases in sales volumes from both existing and new customers.

      Sales in Asia decreased by $0.1 million and $0.5 million for the three and six-month periods ended June 30, 2001 compared to 2000. This decrease in sales was partially offset by additional sales resulting from the operation of the new systems integration facility in Singapore.

      During the three and six-month periods ended June 30, 2001, 22.4% and 21.7%, respectively, compared to 28.5% and 31.5%, respectively during the same periods of 2000, of our sales were from our international operations. The decrease in the percentage of international sales for 2001 as compared to 2000 primarily reflects the sale of the Swedish operations in September 2000 partially offset by additional sales resulting from the operation of the new systems integration facility in Singapore.

      Our results of operations are dependent upon the success of our customers, and a prolonged period of reduced demand for our customers' products would have an adverse effect on our business. During the six months ended June 30, 2001, our two largest customers each represented in excess of 10% of our sales and together represented 36.4% of our sales, and our largest customer accounted for approximately 18.3% of our sales. The loss of a major customer, if not replaced, would adversely affect us.

      Gross profit decreased 25.8% to approximately $22.1 million in the second quarter of 2001 from approximately $29.7 million in the same quarter in 2000. The decrease in gross profit was due primarily to the lower sales volume. Gross profit as a percentage of sales for the three months ended June 30, 2000 and 2001, respectively, decreased from 7.3% to 6.9%. The decrease was primarily attributable to lower volumes and utilization rates as demand for our customers' products continued to decline. Gross profit increased 1.6% to approximately $54.2 million in the first six months of 2001 from approximately $53.4 million in the same period in 2000. Gross profit as a percentage of sales for the six months ended June 30, 2000 and 2001, respectively, was 7.1% and 7.2%. The increase in gross profit for the six months ended June 30, 2001 compared to 2000 is a result of the combined effect of the operation of new facilities added during the fourth quarter of 2000 and the Manassas, Virginia acquisition, the sale of the Swedish operations, fluctuations in capacity utilization, changes in product mix, favorable component market conditions, cost reductions, and efforts to integrate recent acquisitions. We expect lower volumes and utilization rates will exert continued downward pressure on our margins in the near future.

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

      In April 2001, we announced that we had begun undertaking steps to align our cost structure due to the slowdown in the technology marketplace. Delayed delivery dates and cancellations from customers have continued to mount as a result of the weaker demand and high levels of inventory for end products. Additionally, the pace of new program rampings has been slower than anticipated because of the reduced levels of demand for customers' products. The new program revenues have not grown at a pace sufficient to offset the downturn experienced in the existing customer programs. Based on current demand forecasts from customers for the third quarter, we anticipate sales for the third quarter to be consistent or slightly below the second quarter.

      Selling, general and administrative expenses were $14.7 million in the second quarter of 2001, an increase of 9.2% from $13.4 million for the same quarter in 2000. Selling, general and administrative expenses as a percentage of sales increased from 3.3% for the second quarter of 2000 to 4.6% for the second quarter of 2001. Selling, general and administrative expenses were $28.8 million in the first six months of 2001, an increase of 10.4% from $26.1 million for the same period in 2000. Selling, general and administrative expenses as a percentage of sales increased from 3.5% for first six months of 2000 to 3.8% for the same period of 2001. The increase in selling, general and administrative expenses during the three and six-month periods ended June 30, 2001 reflects the additional administrative expenses resulting from the acquisition of the Manassas, Virginia facility and the opening of additional facilities. Additionally, the increase reflects the investment in personnel and the incurrence of related corporate and administrative expenses necessary to support the increased size and complexity of our business. We do not anticipate selling, general and administrative expenses will continue to increase in absolute dollars as a result of on-going efforts to manage operating expenses in response to the current business environment.

      During the three and six-month periods ended June 30, 2001, we recorded restructuring charges of $3.3 million ($2.3 million after-tax) and $4.6 million ($3.2 million after-tax) related to reductions in force necessitated by the general slowdown in the technology marketplaces, which affected not only existing customer programs but also the pace of the new program rampings.

      Goodwill is amortized on a straight-line basis over an estimated useful life of 15 years. The amortization of goodwill for the three and six-month periods ended June 30, 2001, was $3.2 million and $6.4 million, respectively compared to $3.1 million and $6.3 million, respectively, for the same periods of 2000.

      Interest expense for the three and six-month periods ended June 30, 2001 was $4.6 million and $10.3 million, respectively compared to $7.1 million and $12.6 million, respectively, for the same periods of 2000. The decrease is due to decreasing interest rates and outstanding debt.

      Income tax expense of approximately $1.3 million represented an effective tax rate of 30.0% for the six-month period ended June 30, 2001, compared with an effective tax rate of 34.2% for the six-month period ended June 30, 2000. The decrease was due primarily to lower foreign tax rates applicable to a portion of pretax income in 2001, partially offset by nondeductible amortization of goodwill.

      We reported net income (loss) for the three and six-month periods ended June 30, 2001 of approximately $(2.1) million and $3.0 million, or diluted earnings (loss) of $(0.11) and $0.15 per share, respectively, compared with net income of approximately $3.6 million and $5.6 million, or diluted earnings of $0.21 and $0.32 per share, respectively for the same periods of 2000. The decreases of $5.7 million and $2.6 million during the three and six months ended June 30, 2001 were due to the factors discussed above.


LIQUIDITY AND CAPITAL RESOURCES

We have financed our growth and operations through funds generated from operations, proceeds from the sale of our securities and funds borrowed under our credit facilities.

      Cash provided by operating activities was $79.9 million and $0.9 million for the six months ended June 30, 2001 and 2000, respectively. The increase in cash provided by operations was primarily the result of decreases in accounts receivable and inventories partially offset by decreases in accounts payable. Our accounts receivable and inventories at June 30, 2001 decreased $84.0 million and $80.9 million, respectively, over their levels at December 31, 2000, reflecting our decreased backlog and effective working capital management during the first six months of 2001, as compared to the corresponding period in the prior year. We expect continued decreases in accounts receivable and inventories to continue in the near term as a result of the general slowdown in the technology marketplaces.

      Cash used in investing activities was $14.7 million and $56.6 million for the six months ended June 30, 2001 and 2000, respectively. Capital expenditures of $13.8 million for the six months ended June 30, 2001 were primarily concentrated in test and manufacturing production equipment. We expect continued decreases in capital expenditures as a result of the general slowdown in the technology marketplaces.

      Cash provided by (used in) financing activities was $(61.4) million and $70.2 million for the six months ended June 30, 2001 and 2000, respectively. During the six months of 2001, we decreased borrowings outstanding under our revolving line of credit by $52.5 million (net) and made principal payments on other long-term debt totaling $9.7 million.

      Principal on the term loan is payable in quarterly installments of $4.5 million, $5 million and $5.5 million during 2001, 2001 and 2003, respectively. The final three installments of $7 million are due on the last day of March, June and September 2004.

      We have a $175 million revolving line of credit facility with a commercial bank. We are entitled to borrow under the revolving credit facility up to the lesser of $175 million or the sum of 75% of our eligible accounts receivable, 45% of our eligible inventories and 50% of our eligible fixed assets. Interest on the revolving credit facility and the term loan is payable quarterly, at our option, at either the bank's Eurodollar rate plus 1.25% to 3.00% or its prime rate plus 0.00% to

1.75%, based upon our debt ratio as specified in the agreement. A commitment fee of 0.375% to 0.500% per annum on the unused portion of the revolving credit facility is payable quarterly in arrears. The revolving credit facility matures on September 30, 2004. As of June 30, 2001, we had $41.0 million outstanding under the revolving credit facility, bearing interest at 7.25%, $4.9 million outstanding letters of credit and $129.1 million was available for future borrowings.

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

      Our acquisitions in 1999 have significantly increased our leverage ratio and decreased our interest coverage ratio. At June 30, 2001, our debt to total capitalization ratio was 33%, as compared to 39% at December 31, 2000, 44% at December 31, 1999 and 11% at June 30, 1999, the last fiscal quarter end prior to the AVEX acquisition. The level of indebtedness, among other things, could make it difficult for us to obtain any necessary financing in the future for other acquisitions, working capital, capital expenditures, debt service requirements and other expenses;

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

      We currently have an interest rate swap transaction agreement for a notional amount of $36.0 million under which we pay a fixed rate of interest of 6.63%, plus 1.25% to 3.00% based upon our debt ratio as specified in the debt agreement, hedging against the variable interest rates charged by the term loan. The interest rate swap expires in the year 2003. The receive rate under the swap is based on LIBOR.

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


      During the second quarter of 2000, Benchmark, along with numerous other companies, was named as a defendant in a lawsuit brought by the Lemelson Medical, Education & Research Foundation (the Foundation). The lawsuit alleges that Benchmark has infringed certain of the Foundation's patents relating to machine vision and bar code technology utilized in machines the Company has purchased. On November 11, 2000, Benchmark filed an Answer, Affirmative Defenses, and a Motion to Stay based upon Declaratory Judgement Actions filed by Cognex and Symbol, manufacturers of the equipment at issue. On March 29, 2001, the Court granted the defendants' Motion to Stay and ordered that the lawsuit be stayed pending the entry of a final non-appealable judgment in the cases filed by Cognex and Symbol. We continue to explore any indemnity or similar rights Benchmark may have against manufacturers of the machines or other third parties. Management intends to vigorously defend against such claim and pursue all rights it has against third parties. No material developments occurred in this proceeding during the period covered by this report.


      Benchmark is also involved in various other legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on Benchmark's consolidated financial position or results of operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


      (a) - (c) At the Annual Meeting of Shareholders held on May 15, 2001, the Company's nominees for directors to serve until the 2002 Annual Meeting of Shareholders were elected, and the appointment of KPMG LLP as the independent auditors for the Company for the fiscal year ended December 31, 2001 was ratified. With respect to the election of directors, the voting was as follows:


    NOMINEE                       FOR                  WITHHELD
  ----------                   ---------              ----------
John C. Custer                 17,025,478               348,640
Donald E. Nigbor               15,753,673             1,620,445
Steven A. Barton               15,765,438             1,608,680
Cary T. Fu                     15,775,808             1,598,310
Peter G. Dorflinger            17,056,688               317,430
David H. Arnold                16,523,764               850,354

With respect to the ratification of the appointment of KPMG LLP as the independent auditors of the Company, the voting was as follows:

  FOR             AGAINST        ABSTAIN                NON-VOTE
 -----          -----------     ---------             ------------
17,283,889        71,474         18,755                    -0-


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

None.



                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 10, 2001.



                                          BENCHMARK ELECTRONICS, INC.
                                            (Registrant)


                                          By: /s/ CARY T. FU
                                              --------------------
                                          Cary T. Fu
                                          President
                                          (Principal Executive Officer)


                                          By: /s/ GAYLA J. DELLY
                                              --------------------
                                          Gayla J. Delly
                                          Chief Financial Officer
                                          (Principal Financial Officer)