Form 10-Q
period 2001-09-30
BENCHMARK ELECTRONICS INC
filed 2001-11-13
CIK 863436

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________.


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

      As of November 13, 2001 there were 19,650,128 shares of Benchmark Electronics, Inc. Common Stock, par value $0.10 per share, outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                                      SEPTEMBER 30,          DECEMBER 31,
                                                                         2001                   2000
                                                                       ---------              ---------
                                                                      (UNAUDITED)
ASSETS
  Current assets:
    Cash and cash equivalents                                          $  24,008              $  23,541
    Accounts receivable, net                                             176,629                277,620
    Income taxes receivable                                                4,008                     --
    Inventories, net                                                     237,219                346,463
    Prepaid expenses and other assets                                     12,518                 18,412
    Deferred tax asset                                                     7,587                  3,135
                                                                       ---------              ---------
           Total current assets                                          461,969                669,171
                                                                       ---------              ---------

  Property, plant and equipment                                          210,069                202,404
  Accumulated depreciation                                              (109,797)               (66,016)
                                                                       ---------              ---------
           Net property, plant and equipment                             100,272                136,388
                                                                       ---------              ---------

  Other assets, net                                                       13,206                 19,148
  Goodwill, net                                                          122,820                166,514
                                                                       ---------              ---------

                                                                       $ 698,267              $ 991,221
                                                                       =========              =========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Current installments of other long-term debt                       $  22,119              $  20,275
    Accounts payable                                                     130,529                268,358
    Income taxes payable                                                      --                  1,911
    Accrued liabilities                                                   20,349                 31,309
                                                                       ---------              ---------
           Total current liabilities                                     172,997                321,853

  Revolving line of credit                                                28,000                 93,500
  Convertible subordinated notes                                          80,200                 80,200
  Other long-term debt, excluding current installments                    50,476                 67,094
  Other long-term liability                                                7,768                  6,957
  Deferred tax liability                                                   9,713                  9,672
  Shareholders' equity:
    Preferred shares, $0.10 par value; 5,000 shares
      authorized, none issued                                                 --                     --
    Common shares, $0.10 par value; 30,000 shares
      authorized; issued - 19,694 and 19,643, respectively;

      outstanding - 19,645 and 19,594, respectively                        1,964                  1,959
    Additional paid-in capital                                           319,084                317,849
    Retained earnings                                                     44,679                 98,675
    Accumulated other comprehensive loss                                 (16,494)                (6,418)
    Less treasury shares, at cost; 49 shares                                (120)                  (120)
                                                                       ---------              ---------
           Total shareholders' equity                                    349,113                411,945
    Commitments and contingencies
                                                                       ---------              ---------
                                                                       $ 698,267              $ 991,221
                                                                       =========              =========

     See accompanying notes to condensed consolidated financial statements.

                  BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                  SEPTEMBER  30,                       SEPTEMBER 30,
                                                         ------------------------------        ------------------------------
                                                            2001                2000               2001               2000
                                                         -----------        -----------        -----------        -----------
Sales                                                    $   257,969        $   459,540        $ 1,007,307        $ 1,215,266
Cost of sales                                                239,071            425,640            934,194          1,128,016
                                                         -----------        -----------        -----------        -----------
           Gross profit                                       18,898             33,900             73,113             87,250
Selling, general and administrative expenses                  12,581             15,523             41,406             41,636
Restructuring charges                                            481                 --              5,094                 --
Asset write-offs                                              61,720                 --             61,720                 --
Amortization of goodwill                                       3,222              3,096              9,667              9,416
                                                         -----------        -----------        -----------        -----------
           Income (loss) from operations                     (59,106)            15,281            (44,774)            36,198
Interest expense                                              (3,862)            (5,638)           (14,175)           (18,251)
Other income (expense)                                           719               (540)             1,013               (359)
                                                         -----------        -----------        -----------        -----------
           Income  (loss) before income taxes                (62,249)             9,103            (57,936)            17,588
Income tax expense (benefit)                                  (5,234)             2,867             (3,940)             5,769
                                                         -----------        -----------        -----------        -----------
           Net income (loss)                             $   (57,015)       $     6,236        $   (53,996)       $    11,819
                                                         ===========        ===========        ===========        ===========

Earnings (loss) per share:
       Basic                                             $     (2.90)       $      0.34        $     (2.75)       $      0.70
       Diluted                                           $     (2.90)       $      0.32        $     (2.75)       $      0.65
                                                         ===========        ===========        ===========        ===========
Weighted average number of shares outstanding:
       Basic                                                  19,645             18,189             19,616             16,914
       Diluted                                                19,645             19,770             19,616             18,148
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

                  BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                    NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                                --------------------------
                                                                                   2001             2000
                                                                                ---------        ---------
Cash flows from operating activities:
  Net income (loss)                                                             $ (53,996)       $  11,819
  Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
      Depreciation and amortization                                                40,372           39,401
      Asset write-offs                                                             61,720               --
      Deferred income taxes                                                        (3,756)             469
      Loss on the sale of property, plant and equipment                                20               54
      Federal tax benefit of stock options exercised                                   33              907
      Accrued compensation expense                                                    361               --
  Changes in operating assets and liabilities:
      Accounts receivable                                                          98,132          (63,374)
      Inventories                                                                 105,846         (104,316)
      Prepaid expenses and other assets                                             7,492           (7,281)
      Accounts payable                                                           (137,379)          87,416
      Accrued liabilities                                                         (11,620)           5,950
      Income taxes                                                                 (5,919)           3,796
                                                                                ---------        ---------
          Net cash provided by (used in) operations                               101,306          (25,159)
                                                                                ---------        ---------
Cash flows from investing activities:
  Capital expenditures, net                                                       (16,011)         (36,909)
  Additions to capitalized software                                                (3,460)          (1,529)
  Acquisitions                                                                         --          (35,303)
                                                                                ---------        ---------

          Net cash used in investing activities                                   (19,471)         (73,741)
                                                                                ---------        ---------
Cash flows from financing activities:

  Proceeds from issuance (repayment) of revolving line of credit, net             (65,500)          15,000
  Net proceeds from stock offering                                                     --          113,287
  Debt issuance cost                                                                   --           (1,383)
  Proceeds from employee stock purchase plan                                          703              551
  Proceeds from stock options exercised                                               143            1,531
  Principal payments on other long-term debt                                      (14,774)         (15,176)
                                                                                ---------        ---------
          Net cash provided by (used in) financing activities                     (79,428)         113,810
                                                                                ---------        ---------
Effect of exchange rate changes                                                    (1,940)            (607)
                                                                                ---------        ---------
Net increase in cash and cash equivalents                                             467           14,303
  Cash and cash equivalents at beginning of year                                   23,541            9,437
                                                                                ---------        ---------
  Cash and cash equivalents at September 30                                     $  24,008        $  23,740
                                                                                =========        =========

Supplemental disclosures of cash flow information:

  Income taxes paid (refunded)                                                  $   6,551        $      (3)
                                                                                =========        =========
  Interest paid                                                                 $  15,613        $  17,637
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

NOTE 2 - EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding stock options to purchase common stock. Incremental shares of 1.2 million for the nine months ended September 30, 2000 and 1.6 million for the three months ended September 30, 2000 were used in the calculation of diluted earnings per share. For the three and nine-month periods ended September 30, 2001, a total of 0.5 million and 0.7 million options, respectively, were not included in the calculation of diluted earnings per share because the effect would have been antidilutive. Options to purchase 0.9 million and 0.8 million shares of common stock for the three and nine-months ended September 30, 2001, respectively, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common stock. For the three and nine-month periods ended September 30, 2000, no options were excluded in the computation of diluted earnings per share since the option exercise price was lower than the average market price of the common stock. The effect of the if-converted method for the 6% Convertible Subordinated Notes is antidilutive and approximately 2.0 million of potential common shares has not been considered in computing diluted earnings per share for the three and nine-month periods ended September 30, 2001 and 2000.

NOTE 3 - BORROWING FACILITIES

The Company has a five-year term loan (the Term Loan) through a syndicate of commercial banks. Principal on the Term Loan is payable in quarterly installments in annual amounts of $18 million in 2001, $20 million in 2002, $22 million in 2003 and $21 million in 2004. The Term Loan bears interest, at the Company's option, at either the bank's Eurodollar rate plus 1.25% to 3.00% or its prime rate plus 0.00% to 1.75%, based upon the Company's debt ratio as specified in the agreement and interest is payable quarterly. The Term Loan matures on September 30, 2004. As of September 30, 2001, the Company had $68.0 million outstanding under the Term Loan, bearing interest at rates ranging from 4.25% to 5.375%.

      The Company has a $175 million revolving line of credit facility (the Revolving Credit Facility) with a commercial bank. The Company is entitled to borrow under the Revolving Credit Facility up to the lesser of $175 million or the sum of 75% of its eligible accounts receivable, 45% of its eligible inventories and 50% of its eligible fixed assets. Interest on the Revolving Credit Facility is payable quarterly, at the Company's option, at either the bank's Eurodollar rate plus 1.25% to 3.00% or its prime rate plus 0.00% to 1.75%, based upon the Company's debt ratio as specified in the agreement. A commitment fee of 0.375% to 0.500% per annum on the unused portion of the Revolving Credit Facility is payable quarterly in arrears. The Revolving Credit Facility matures on September 30, 2004. As of September 30, 2001, the Company had $28.0 million outstanding under the Revolving Credit Facility, bearing interest at 6.13%, $0.4 million outstanding letters of credit and $146.6 million was available for future borrowings.


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

NOTE 4 - INVENTORIES

Inventory costs are summarized as follows:

                                         SEPTEMBER 30,       DECEMBER 31,
                                             2001                2000
                                          ---------           ---------
      Raw materials                       $ 206,482           $ 273,758
      Work in process                        27,871              64,727
      Finished goods                         12,311              16,204
      Obsolescence reserve                   (9,445)             (8,226)
                                          ---------           ---------
                                          $ 237,219           $ 346,463
                                          =========           =========

NOTE 5 - INCOME TAXES

Income tax expense consists of the following:

                                              NINE MONTHS ENDED
                                                SEPTEMBER 30,
                                            2001              2000
                                          -------           -------
      Federal - Current                   $(1,744)          $ 1,344
      Foreign - Current                     1,793             3,552
      State - Current                        (233)              404
      Deferred                             (3,756)              469
                                          -------           -------
           Total                          $(3,940)          $ 5,769
                                          =======           =======

      Income tax expense differs from the amount computed by applying the U.S. federal statutory income tax rate to pretax income due to the impact of nondeductible amortization of goodwill, tax losses for which no benefit was recognized, foreign income taxes, state income taxes, net of federal benefit and the benefit from the use of a foreign sales corporation.

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


      The Company's manufacturing operations in Ireland are subject to a 10% tax rate through December 2010. Thereafter, the applicable tax rate will be 12.5%. As a result of these reduced rates, income tax expense for the three and nine-month periods ended September 30, 2001 is approximately $0.2 million (approximately $0.01 per share diluted) and $0.6 million (approximately $0.03 per share diluted), respectively, lower than the amount computed by applying the statutory tax rate (20% in 2001). Income tax expense for the three and nine-month periods ended September 30, 2000 is approximately $0.1 million (approximately $0.01 per share diluted) and $0.2 million (approximately $0.01 per share diluted), respectively, lower than the amount computed by applying the statutory tax rate (24% in 2000).


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

      The Company has designated its swap agreement as a cash flow hedge. Adoption of SFAS No. 133 at January 1, 2001 resulted in recognition of approximately $0.7 million of derivative liabilities on the Company's balance sheet in accrued liabilities and $0.7 million of hedging losses included in accumulated other comprehensive income as the cumulative effect of a change in accounting principle. Amounts were determined as of January 1, 2001 based on market quotes of the Company's interest rate swap agreement. During the three and nine-month periods ended September 30, 2001, the Company recognized $266 and $452 in losses, included in interest expense, on the interest rate swap attributable to interest costs occurring during the first nine months of 2001. No gain or loss on ineffectiveness was required to be recognized. The fair value of the interest rate swap agreement was a loss of $1.8 million as of September 30, 2001. Approximately $1.4 million (which includes $0.3 million related to the cumulative effect adjustment) of such amount is anticipated to be transferred into earnings over the next twelve months as interest costs on the term loan are recognized.

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

      On September 15, 2000, the Company closed the previously announced sale of its Swedish operations for $19.6 million, as adjusted. The Swedish operations accounted for 4.1% and 5.2% of the Company's sales and 12.2% and 20.8% of its operating income for the three and nine-month periods ended September 30, 2000.

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

      Information about operating segments for the three and nine-month periods ended September 30, 2001 and 2000 was as follows:

                                                                THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                     SEPTEMBER 30,
                                                          ---------------------------       ---------------------------
                                                             2001             2000             2001              2000
                                                          ----------       ----------       ----------       ----------
      Net sales:
          Americas                                        $   231,494          444,267          898,182        1,166,178
          Europe                                               43,295           74,226          173,951          218,451
          Asia                                                  4,974           10,566           23,423           29,636
          Elimination of intersegment sales                   (21,794)         (69,519)         (88,249)        (198,999)
                                                          -----------      -----------      -----------      -----------
                                                          $   257,969          459,540        1,007,307        1,215,266
                                                          ===========      ===========      ===========      ===========
      Depreciation and amortization:
          Americas                                        $     8,688            8,661           26,126           23,157
          Europe                                                1,332            1,775            3,946            6,282
          Asia                                                    203              188              633              546
          Corporate - goodwill                                  3,222            3,096            9,667            9,416
                                                          -----------      -----------      -----------      -----------
                                                          $    13,445           13,720           40,372           39,401
                                                          ===========      ===========      ===========      ===========

      Income (loss) from operations:
          Americas                                        $     7,938           17,223           31,131           36,059
          Europe                                                  193            3,245            2,056           11,464
          Asia                                                    109              346            2,090            2,311
          Corporate and intersegment eliminations             (67,346)          (5,533)         (80,051)         (13,636)
                                                          -----------      -----------      -----------      -----------
                                                          $   (59,106)          15,281          (44,774)          36,198
                                                          ===========      ===========      ===========      ===========


                                                                           SEPTEMBER 30,    DECEMBER 31,
                                                                               2001             2000
                                                                           -----------      -----------
      Total Assets:
          Americas                                                         $   565,131          812,882
          Europe                                                                91,315          143,265
          Asia                                                                  18,873           16,537
          Corporate                                                             22,948           18,537
                                                                           -----------      -----------
                                                                           $   698,267          991,221
                                                                           ===========      ===========

      The following enterprise-wide information is provided in accordance with SFAS No. 131. Geographic net sales information reflects the destination of the product shipped. Long-lived assets information is based on the physical location of the asset.

                                                               THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                   SEPTEMBER 30,
                                                         ---------------------------       ---------------------------
                                                            2001             2000             2001             2000
                                                         ----------       ----------       ----------       ----------
      Net sales derived from:
          Printed circuit boards                         $  214,055          441,578          837,922        1,162,916
          Systems integration and box build                  43,914           17,962          169,385           52,350
                                                         ----------       ----------       ----------       ----------
                                                         $  257,969          459,540        1,007,307        1,215,266
                                                         ==========       ==========       ==========       ==========


         Geographic net sales:
          United States                                  $  193,479          309,453          763,773          821,826
          Europe                                             36,036           78,907          141,138          194,697
          Asia and other                                     28,454           71,180          102,396          198,743
                                                         ----------       ----------       ----------       ----------
                                                         $  257,969          459,540        1,007,307        1,215,266
                                                         ==========       ==========       ==========       ==========

                                                                         SEPTEMBER 30,     DECEMBER 31,
                                                                             2001             2000
                                                                          ----------       ----------
         Long-lived assets:
              United States                                               $   90,131          108,415
              Europe                                                          13,528           18,539
              Asia and other                                                   9,819           28,582
                                                                          ----------       ----------
                                                                          $  113,478          155,536
                                                                          ==========       ==========

NOTE 9 - COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss), which includes net income (loss), the change in the cumulative translation adjustment and the effect of accounting for cash flow hedging derivatives, for the three and nine-month periods ended September 30, 2001 and 2000, was $(59.7) million and $2.7 million and $(64.1) million and $5.1 million, respectively. Total comprehensive loss for the three and nine-month periods ended September 30, 2001 and 2000 was as follows:

                                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                    SEPTEMBER 30,
                                                              ------------------------        ------------------------
                                                                2001            2000            2001            2000
                                                              --------        --------        --------        --------
      Net income (loss)                                       $(57,015)          6,236         (53,996)         11,819
      Cumulative translation adjustment                         (2,177)         (3,517)         (8,935)         (6,769)
      Hedge accounting for derivative financial
          instruments, net of tax                                 (522)             --            (740)             --
      Cumulative effect attributable to adoption of
          SFAS No. 133 (See note 6), net of tax                     --              --            (402)             --
                                                              --------        --------        --------        --------
      Comprehensive income (loss)                             $(59,714)          2,719         (64,073)          5,050
                                                              ========        ========        ========        ========

Included in the hedge accounting for derivative financial instruments of $(522) and $(740) are reclassification adjustments of approximately $169 and $271, respectively.

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

      The Company filed suit against J.M. Huber Corporation (the Seller) in the United States District Court for the Southern District of Texas for breach of contract, fraud and negligent misrepresentation on December 14, 1999 and is seeking an unspecified amount of damages in connection with the Amended and Restated Stock Purchase Agreement dated August 12, 1999 between the parties whereby the Company acquired all of the stock of AVEX from Seller. On January 5, 2000, Seller filed suit in the United States District Court for the Southern District of New York alleging that the Company failed to comply with certain obligations under the contract requiring the Company to register shares of its common stock issued to Seller as partial consideration for the acquisition. Seller's suit has been consolidated with the Company's suit in the United States District Court for the Southern District of Texas. The Company is vigorously pursuing its claims against Seller and defending against Seller's allegations. At the present time, the Company is unable to reasonably estimate the possible loss, if any, associated with these matters.

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

NOTE 11- RESTRUCTURING CHARGES AND ASSET WRITE-OFFS

During the nine month period ended September 30, 2001, the Company recorded restructuring charges of approximately $5.1 million ($3.6 million after-tax). These charges related to reductions in the Company's cost structure, including reductions in force and included costs resulting from payment of employee severance, consolidation of facilities and abandonment of leased equipment. These restructuring costs included severance costs of approximately $4.2 million and losses from lease commitments of $0.9 million. Cash paid for severance costs and leasing expenses during the nine months ended September 30, 2001 totaled approximately $4.2 million and $0.9 million, respectively.

      In the third quarter of 2001, the Company recorded asset write-offs of approximately $61.7 million ($43.2 million after-tax) for the write-down of long-lived assets to fair value. Included in the long-lived asset impairment are charges of approximately $28.0 million which related to property, plant and equipment associated with the consolidation and downsizing of certain manufacturing facilities and the write-off of approximately $33.7 million of the remaining goodwill and other intangibles related to these facilities.

NOTE 12 - IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001, and specifies criteria for the recognition and reporting of intangible assets apart from goodwill. Under SFAS No. 142, beginning January 1, 2002, the Company will no longer amortize goodwill and intangible assets with indefinite useful lives, but instead will test those assets for impairment at least annually. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over such lives to their estimated residual values.

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

      As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $120.3 million which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $9.7 million and $12.8 million for the nine months ended September 30, 2001 and the year ended December 31, 2000, respectively. Management has completed an evaluation of the effects of Statement 141 and believes that it will not have a material effect on the Company's consolidated financial statements. Because of the extensive effort needed to comply with adopting Statement 142, it is not practicable to reasonably estimate the impact of adopting this Statement on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

      In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", but retains many of its fundamental provisions. SFAS No. 144 also clarifies certain measurement and classification issues from SFAS No. 121. In addition, SFAS No. 144 supercedes the accounting and reporting provisions for the disposal of a business segment as found in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (APB 30). However, SFAS No. 144 retains the requirement in APB 30 to separately report discontinued operations, and broadens the scope of such requirement to include more types of disposal transactions. The scope of SFAS No. 144 excludes goodwill and other intangible assets that are not to be amortized, as the accounting for such items is prescribed by SFAS No. 142. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001, and are to be applied prospectively. The Company will adopt the requirements of SFAS No. 144 as of January 1, 2002.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations, and the discussion of market risks and legal proceedings elsewhere, contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as "anticipate," "believe," "intend," "plan," "projection," "forecast," "strategy," "position," "continue," "estimate," "expect," "may," "will," or the negative of those terms or other variations of them or by comparable terminology. In particular, statements, express or implied, concerning future operating results or the ability to generate sales, income or cash flow are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. The future results of our operations may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors which could cause actual results to differ from those in the forward-looking statements, include:

      o the length and severity of the current decline in the technology sector;
      o     ability of management to manage through a downturn;
      o     availability and cost of customer specified components;
      o     loss of one or more of our major customers;

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

GENERAL

We are in the business of manufacturing electronics and provide our services to original equipment manufacturers of telecommunication equipment, computers and related products for business enterprises, video/audio/entertainment products, industrial control equipment, testing and instrumentation products, personal computers and medical devices. The services that we provide are commonly referred to as electronics manufacturing services. We offer our customers comprehensive and integrated design and manufacturing services, from initial product design to volume production and direct order fulfillment. We provide specialized engineering services including product design, printed circuit board layout, prototyping and test development. We believe that we have developed strengths in the manufacturing process for large, complex, high-density printed circuit boards as well as the ability to manufacture high and low volume products in lower cost regions such as Latin America and Southeast Asia. As our customers expand internationally, they increasingly require their electronics manufacturing services partners to have strategic regional locations and global procurement capabilities. We believe that our global manufacturing presence of 14 facilities in six countries increases our ability to be responsive to our customers' needs by providing accelerated time-to-market and time-to-volume production of high quality products. These capabilities should enable us to build stronger strategic relationships with our customers and to become a more integral part of their operations.

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

      A substantial percentage of our sales have been made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. During the nine months ended September 30, 2001, our two largest customers each represented in excess of 10% of our sales and together represented 35.7% of our sales, and our largest customer accounted for approximately 18.2% of our sales. Our future sales are dependent on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on us.

      During the nine months ended September 30, 2001 and 2000, 22.4% and 31.0%, respectively, of our sales were from our international operations.


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

      On September 15, 2000, we closed the previously announced sale of our Swedish operations for $19.6 million, as adjusted. The Swedish operations accounted for 4.1% and 5.2% of our sales and 12.2% and 20.8% of our operating income for the three and nine-month periods ended September 30, 2000.

RESULTS OF OPERATIONS

The following table presents the percentage relationship that certain items in the Company's Condensed Consolidated Statements of Income bear to sales for the periods indicated. The financial information and the discussion below should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

                                                            THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                SEPTEMBER 30,                     SEPTEMBER 30,
                                                           ----------------------            ----------------------
                                                            2001             2000             2001             2000
                                                           -----            -----            -----            -----
Sales                                                      100.0%           100.0%           100.0%           100.0%
Cost of sales                                               92.7             92.6             92.7             92.8
                                                           -----            -----            -----            -----
           Gross profit                                      7.3              7.4              7.3              7.2
Selling, general and administrative expense                  4.9              3.4              4.1              3.4
Restructuring charges                                        0.2              0.0              0.5              0.0
Asset write-offs                                            23.9              0.0              6.1              0.0
Amortization of goodwill                                     1.2              0.7              1.0              0.8
                                                           -----            -----            -----            -----
           Income (loss) from operations                   (22.9)             3.3             (4.4)             3.0
Interest expense                                            (1.5)            (1.2)            (1.4)            (1.5)
Other income (expense)                                       0.3             (0.1)             0.0              0.0
                                                           -----            -----            -----            -----
           Income (loss) before income taxes               (24.1)             2.0             (5.8)             1.5
Income tax expense (benefit)                                (2.0)             0.6             (0.4)             0.5
                                                           -----            -----            -----            -----
           Net income (loss)                               (22.1)%            1.4%            (5.4)%            1.0%
                                                           =====            =====            =====            =====

      Sales for the third quarter of 2001 were approximately $258.0 million, a 43.9% decrease from sales of approximately $459.5 million for the same quarter in 2000. Primarily as a result of recent unfavorable economic conditions and a decline in demand due to the downturn experienced by the electronics industry, our sales have decreased in the third quarter compared to the second quarter of 2001 and the comparable quarter of 2000. Of this net decrease, there is a 9.4% decrease resulting from the sale of the Swedish operations, a 9.7% increase attributable to the operation of the new facilities added during the fourth quarter of 2000 and the Manassas, Virginia acquisition, and an approximately 100.3% net decrease in sales volume resulting from the continued slowdown in the technology marketplace. Sales for the first nine months of 2001 were approximately $1,007.3 million, a 17.1% decrease from sales of approximately $1,215.3 million for the same period of 2000. Of this net decrease, there is a 30.4% decrease resulting from the sale of the Swedish operations, a 45.0% increase attributable to the operation of the new facilities added during the fourth quarter of 2000 and the Manassas, Virginia acquisition, and an approximately 114.6% net decrease in sales volumes resulting from the continued slowdown in the technology marketplace. Our facilities in the Americas provided 85.0% and 83.2% of net sales, respectively, during the third quarters of 2001 and 2000, and 85.5% and 82.9% of net sales, respectively, during the first nine months of 2001 and 2000. Our facilities in Europe provided 13.2% and 14.6% of net sales, respectively during the third quarters of 2001 and 2000, and 12.2% and 14.8% of net sales, respectively, during the first nine months of 2001 and 2000. Our facilities in Asia provided 1.8% and 2.3% of net sales, respectively during the third quarters of 2001 and 2000, and 2.2% and 2.4% of net sales, respectively, during the first nine months of 2001 and 2000.

      Sales in the Americas for the three-month period ended September 30, 2001 decreased $162.9 million compared to the same period of 2000. As a result of recent unfavorable economic conditions and a decline in demand due to the downturn experienced by the electronics industry, our sales in the Americas have declined in the third quarter compared to the second quarter of 2001. Of this net decrease, there is a 11.1% increase attributable to the operation of the new facilities added during the fourth quarter of 2000 and the Manassas, Virginia acquisition, and an approximately 111.1% net decrease in sales volume. Sales in the Americas for the nine-month period ended September 30, 2001 decreased $145.7 million compared to the same period of 2000. Of this net increase, there is a 61.4% increase attributable to the operation of the new facilities added during the fourth quarter of 2000 and the Manassas, Virginia acquisition, and an approximately 161.4% net decrease in sales volume.

      Sales in Europe decreased $32.9 million for the third quarter of 2001 compared to the same period of 2000 due primarily to the sale of the Swedish operations in September 2000 (representing approximately 57.7% of this net decrease). The remaining 42.3% of the decrease in sales resulted decreases in sales volume. Sales in Europe for the nine-month period ended September 30, 2001 decreased $56.1 million compared to the same period of 2000. Of this net decrease, there is an approximately 12.7% net increase in European sales resulted from the ramping up of new programs and increases in sales volumes from both existing and new customers, and an approximately 112.7% decrease due to the sale of the Swedish operations in September 2000.

      Sales in Asia decreased by $5.7 million and $6.2 million for the three and nine-month periods ended September 30, 2001 compared to 2000. This decrease in sales was partially offset by additional sales resulting from the operation of the new systems integration facility in Singapore opened at the end of 2000.

      During the three and nine-month periods ended September 30, 2001, 24.2% and 22.4%, respectively, compared to 30.1% and 31.0%, respectively during the same periods of 2000, of our sales were from our international operations. The decrease in the percentage of international sales for 2001 as compared to 2000 primarily reflects the sale of the Swedish operations in September 2000 partially offset by additional sales resulting from the operation of the new systems integration facility in Singapore opened at the end of 2000.

      Our results of operations are dependent upon the success of our customers, and a prolonged period of reduced demand for our customers' products would have an adverse effect on our business. During the nine months ended September 30, 2001, our two largest customers each represented in excess of 10% of our sales and together represented 35.7% of our sales, and our largest customer accounted for approximately 18.2% of our sales. The loss of a major customer, if not replaced, would adversely affect us.

      Gross profit decreased 44.3% to approximately $18.9 million in the third quarter of 2001 from approximately $33.9 million in the same quarter in 2000. The decrease in gross profit was due primarily to the lower sales volume. Gross profit as a percentage of sales for the three months ended September 30, 2000 and 2001, respectively, decreased from 7.4% to 7.3%. The decrease was primarily attributable to lower volumes and utilization rates as demand for our customers' products continued to decline. Gross profit decreased 16.2% to approximately $73.1 million in the first nine months of 2001 from approximately $87.3 million in the same period in 2000. Gross profit as a percentage of sales for the nine months ended September 30, 2000 and 2001, respectively, was 7.2% and 7.3%. The decrease in gross profit for the nine months ended September 30, 2001 compared to 2000 is a result of the combined effect of the operation of new facilities added during the fourth quarter of 2000 and the Manassas, Virginia acquisition, the sale of the Swedish operations, fluctuations in capacity utilization, lower sales volumes, changes in product mix, favorable component market conditions, cost reductions, and efforts to integrate recent acquisitions.

      For the foreseeable future, our gross margin is expected to depend primarily on the length and severity of the general slowdown in the technology marketplaces, facility utilization, product mix, start-up of new programs, pricing within the electronics industry, and the integration of acquisitions. The gross margins at each facility and for Benchmark as a whole are expected to continue to fluctuate. Increases in start-up costs associated with new programs and pricing within the electronics industry also could adversely impact our gross margin.

      In April 2001, we announced that we had begun undertaking steps to align our cost structure due to the slowdown in the technology marketplace. Delayed delivery dates and cancellations from customers have continued to mount as a result of the weaker demand and high levels of inventory for end products. Additionally, the pace of new program rampings has been slower than anticipated because of the reduced levels of demand for customers' products. The new program revenues have not grown at a pace sufficient to offset the downturn experienced in the existing customer programs. Based on current demand forecasts from customers for the fourth quarter, we anticipate sales for the fourth quarter to be consistent with or slightly below or above the third quarter.

      Selling, general and administrative expenses were $12.6 million in the third quarter of 2001, a decrease of 19.0% from $15.5 million for the same quarter in 2000. Selling, general and administrative expenses as a percentage of sales increased from 3.4% for the third quarter of 2000 to 4.9% for the third quarter of 2001. Selling, general and administrative expenses were $41.4 million in the first nine months of 2001, a decrease of 0.6% from $41.6 million for the same period in 2000. Selling, general and administrative expenses as a percentage of sales increased from 3.4% for first nine months of 2000 to 4.1% for the same period of 2001. The decrease in selling, general and administrative expenses during the three and nine-month periods ended September 30, 2001 reflects the impact of on-going efforts to manage operating expenses in response to the current business environment, offset by additional administrative expenses resulting from the acquisition of the Manassas, Virginia facility and the opening of additional facilities during the fourth quarter of 2000.

      During the three and nine-month periods ended September 30, 2001, we recorded restructuring charges of $0.5 million ($0.4 million after-tax) and $5.1 million ($4.6 million after-tax) related to reductions in our cost structure, including reductions in force and included costs resulting from payment of employee severance, consolidation of facilities and abandonment of leased equipment necessitated by the general slowdown in the technology marketplaces, which affected not only existing customer programs but also the pace of the new program rampings.

      In the third quarter of 2001, we recorded asset write-offs of approximately $61.7 million ($43.2 million after-tax) for the write-down of long-lived assets to fair value. Included in the long-lived asset impairment are charges of approximately $28.0 million which related to property, plant and equipment associated with the consolidation and downsizing of certain manufacturing facilities and the write-off of approximately $33.7 million of the remaining goodwill and other intangibles related to these facilities.

      Goodwill is amortized on a straight-line basis over an estimated useful life of 15 years. The amortization of goodwill for the three and nine-month periods ended September 30, 2001, was $3.2 million and $9.7 million, respectively compared to $3.1 million and $9.4 million, respectively, for the same periods of 2000.

      Interest expense for the three and nine-month periods ended September 30, 2001 was $3.9 million and $14.2 million, respectively compared to $5.6 million and $18.3 million, respectively, for the same periods of 2000. The decrease is due to reductions in interest rates and repayments of outstanding debt.

      Income tax benefit of approximately $3.9 million represented an effective tax rate of 6.8% for the nine-month period ended September 30, 2001, compared with an effective tax rate of 32.8% for the nine-month period ended September 30, 2000. The decrease was due primarily to lower foreign tax rates applicable to a portion of pretax income in 2001, partially offset by nondeductible amortization of goodwill and for tax losses for which no benefit was recognized.

      We reported net losses for the three and nine-month periods ended September 30, 2001 of approximately $(57.0) million and $(54.0) million, or diluted loss of $(2.90) and $(2.75) per share, respectively, compared with net income of approximately $6.2 million and $11.8 million, or diluted earnings of $0.32 and $0.65 per share, respectively for the same periods of 2000. The decreases of $63.3 million and $65.8 million during the three and nine months ended September 30, 2001 were due to the factors discussed above.


LIQUIDITY AND CAPITAL RESOURCES

We have financed our growth and operations through funds generated from operations, proceeds from the sale of our securities and funds borrowed under our credit facilities.

      Cash provided by (used in) operating activities was $101.3 million and $(25.2) million for the nine months ended September 30, 2001 and 2000, respectively. The increase in cash provided by operations was primarily the result of decreases in accounts receivable and inventories partially offset by decreases in accounts payable. Our accounts receivable and inventories at September 30, 2001 decreased $98.1 million and $105.8 million, respectively, over their levels at December 31, 2000, reflecting our decreased backlog and effective working capital management during the first nine months of 2001, as compared to the corresponding period in the prior year. We expect continued decreases in accounts receivable and inventories to continue in the near term as a result of the general slowdown in the technology marketplaces.

      Cash used in investing activities was $19.5 million and $73.7 million for the nine months ended September 30, 2001 and 2000, respectively. Capital expenditures of $16.0 million for the nine months ended September 30, 2001 were primarily concentrated in test and manufacturing production equipment. We expect capital expenditures to remain below historical levels for the foreseeable futures as a result of the general slowdown in the technology marketplaces.

      Cash provided by (used in) financing activities was $(79.4) million and $113.8 million for the nine months ended September 30, 2001 and 2000, respectively. During the first nine months of 2001, we decreased borrowings outstanding under our revolving line of credit by $65.5 million (net) and made principal payments on other long-term debt totaling $14.8 million.

      Principal on the term loan is payable in quarterly installments of $4.5 million, $5.0 million and $5.5 million during 2001, 2002 and 2003, respectively. The final three installments of $7.0 million are due on the last day of March, June and September 2004.


      We have a $175 million revolving line of credit facility with a commercial bank. We are entitled to borrow under the revolving credit facility up to the lesser of $175 million or the sum of 75% of our eligible accounts receivable, 45% of our eligible inventories and 50% of our eligible fixed assets. Interest on the revolving credit facility and the term loan is payable quarterly, at our option, at either the bank's Eurodollar rate plus 1.25% to 3.00% or its prime rate plus 0.00% to 1.75%, based upon our debt ratio as specified in the agreement. A commitment fee of 0.375% to 0.500% per annum on the unused portion of the revolving credit facility is payable quarterly in arrears. The revolving credit facility matures on September 30, 2004. As of September 30, 2001, we had $28.0 million outstanding under the revolving credit facility, bearing interest at 6.13%, $0.4 million outstanding letters of credit and $146.6 million was available for future borrowings.

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


      We have outstanding $80.2 million principal amount of 6% Convertible Subordinated Notes. The indenture relating to the notes contains affirmative and negative covenants, including covenants restricting our ability to merge or engage in certain other extraordinary corporate transactions unless certain conditions are satisfied. Upon the occurrence of a change of control (as defined in the indenture relating to the notes) of our Company, each holder of notes will have the right to require us to repurchase all or part of the holder's notes at 100% of the face amount thereof, plus accrued and unpaid interest. The notes are convertible into shares of our common stock at an initial conversion price of $40.20 per share at the option of the holder at any time prior to maturity, unless previously redeemed or repurchased.

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

      Our acquisitions in 1999 significantly increased our leverage ratio and decreased our interest coverage ratio. At September 30, 2001, our debt to total capitalization ratio was 34%, as compared to 39% at December 31, 2000, 44% at December 31, 1999 and 11% at June 30, 1999, the last fiscal quarter end prior to the AVEX acquisition. The level of indebtedness, among other things, could make it difficult for us to obtain any necessary financing in the future for other acquisitions, working capital, capital expenditures, debt service requirements and other expenses; limit our flexibility in planning for, or reacting to changes in, our business; and make us more vulnerable in the event of an economic downturn in our business.

      Management believes our existing cash balances, funds generated from operations and available funds under our revolving credit facility will be sufficient to permit us to meet our liquidity requirements for the next 9-12 months.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to interest rate risk under our variable rate revolving credit and term loan facilities. The interest rates payable under these facilities are based on a spread, which varies based upon our debt ration, over the bank's Eurodollar rate or its prime rate, which vary with market rates. Inflation and changing prices have not significantly affected our operating results or the markets in which we perform services.

      We currently have an interest rate swap transaction agreement for a notional amount of $33.8 million under which we pay a fixed rate of interest of 6.63%, plus 1.25% to 3.00% based upon our debt ratio as specified in the debt agreement, hedging against the variable interest rates charged by the term loan. The interest rate swap expires in the year 2003. The receive rate under the swap is based on LIBOR.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


None.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits.

            10.1 Form of Employment Agreements between the Company and its Chief Executive Officer, President and Executive Vice President dated August 1, 2001.


      (b)  Reports on Form 8-K.

            None.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 13, 2001.



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