Form 10-K405
period 2001-12-31
BENCHMARK ELECTRONICS INC
filed 2002-03-19
CIK 863436

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 1-10560

                            BENCHMARK ELECTRONICS, INC.

             (Exact Name of Registrant as Specified in its Charter)
                            ------------------------

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

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (979) 849-6550
                            ------------------------

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

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    As of March 15, 2002, the number of outstanding shares of Common Stock was 19,783,012. As of such date, the aggregate market value of the shares of Common Stock held by non-affiliates, based on the closing price of the Common Stock on the New York Stock Exchange on such date, was approximately $565.1 million.

                      DOCUMENTS INCORPORATED BY REFERENCE:

(1) Portions of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2001 (Part II Items 5-8 and Part IV Item 14(a)(1)).

(2) Portions of the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders (Part III, Items 10-13).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                       --------
                                    PART I

ITEM 1.  Business....................................................      1
ITEM 2.  Properties..................................................      8
ITEM 3.  Legal Proceedings...........................................      9
ITEM 4.  Submission of Matters to a Vote of Security Holders.........      9

                                    PART II

ITEM 5.  Market for Registrant's Common Equity and Related
           Shareholder Matters.......................................      9
ITEM 6.  Selected Financial Data.....................................     10
ITEM 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................     10
ITEM     Quantitative and Qualitative Disclosures About Market
7A.        Risk......................................................     10
ITEM 8.  Financial Statements and Supplementary Data.................     10
ITEM 9.  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure..................................     10

                                   PART III

ITEM     Directors and Executive Officers of the Registrant..........
10.                                                                       10
ITEM     Executive Compensation......................................
11.                                                                       10
ITEM     Security Ownership of Certain Beneficial Owners and
12.        Management................................................     10
ITEM     Certain Relationships and Related Transactions..............
13.                                                                       10

                                    PART IV

ITEM     Exhibits, Financial Statement Schedules, and Reports on Form
14.        8-K.......................................................     11

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

GENERAL

    We are in the business of manufacturing electronics and provide our services to original equipment manufacturers of telecommunication equipment, computers and related products for business enterprises, video/audio/entertainment products, industrial control equipment, testing and instrumentation products and medical devices. The services that we provide are commonly referred to as electronics manufacturing services. We offer our customers comprehensive and integrated design and manufacturing services, from initial product design to volume production and direct order fulfillment. We provide specialized engineering services, including product design, printed circuit board layout, prototyping and test development. We believe that we have developed strengths in the manufacturing process for large, complex, high-density printed circuit boards as well as the ability to manufacture high and low volume products in lower cost regions such as Latin America and Southeast Asia. As our customers expand internationally, they increasingly require their electronics manufacturing services partners to have strategic regional locations and global procurement capabilities. We believe that our global manufacturing presence of 14 facilities in six countries increases our ability to be responsive to our customers' needs by providing accelerated time-to-market and time-to-volume production of high quality products. These capabilities should enable us to build stronger strategic relationships with our customers and to become a more integral part of their operations.

    Substantially all of our manufacturing services are provided on a turnkey basis, whereby we purchase customer-specified components from our suppliers, assemble the components on finished printed circuit boards, perform post-production testing and provide our customers with production process and testing documentation. We offer our customers flexible, "just-in-time" delivery programs allowing product shipments to be closely coordinated with our customers' inventory requirements. Additionally, we complete the assembly of our customers' products at our facilities by integrating printed circuit board assemblies into other elements of our customers' products. We also provide manufacturing services on a consignment basis, whereby we utilize components supplied by the customer to provide assembly and post-production testing services. We currently operate, on approximately 1.6 million square feet, a total of 44 surface mount production lines at our domestic facilities in Alabama, Minnesota, New Hampshire, Oregon, Texas and Virginia; and 27 surface mount production lines at our international facilities in Brazil, Ireland, Mexico, Scotland, and Singapore. Surface mount production lines are assembly lines where electrical components are soldered directly onto printed circuit boards.

    Since July 1996, we have completed five acquisitions that have broadened our service offerings, diversified our customer base with leading original equipment manufacturers and expanded our geographic presence. Our October 2000 acquisition of the assets of the MSI Division of Outreach Technologies, Inc. provided us with additional manufacturing capacity in the northeastern United States. Our August 1999 acquisition of AVEX Electronics, Inc. and Kilbride Holdings B.V. provided us with a global presence and enabled us to increase our scale of operations and expand our customer base significantly. We have also acquired EMD Technologies, Inc., Lockheed Commercial Electronics Company, and certain assets from Stratus Computer Ireland, which improved our engineering capabilities, increased our manufacturing capacity and expanded our international presence. In addition to these acquisitions, the opening of new systems integration facilities in Huntsville, Alabama in 2000 and Singapore in 2001 expanded our systems integration capabilities.

    We believe our primary competitive advantages are our design, manufacturing, testing and supply chain management capabilities. We offer our customers complete and flexible manufacturing solutions that provide accelerated time-to-market, time-to-volume production, and reduced production costs. As a result of working closely with our customers and responding promptly to their needs, we have become an integral part of their operations. In addition, our workforce is led by a management team that founded the Company and has an average of 20 years of industry experience.

BUSINESS STRATEGY

    Our goal is to be the electronics manufacturing services outsourcing provider of choice to leading original equipment manufacturers in the high growth segments of the electronics industry. To meet this goal, we have implemented the following strategies:

    - MAINTAIN AND DEVELOP CLOSE, LONG-TERM RELATIONSHIPS WITH CUSTOMERS. Our core strategy is to maintain and establish long-term relationships with leading original equipment manufacturers in expanding industries by becoming an integral part of our customers' manufacturing operations. To this end, we work closely with our customers throughout the design, manufacturing and distribution process, and we offer flexible and responsive services. We believe we develop stronger customer relationships by relying on our local management teams that respond to frequently changing customer design specifications and production requirements.

    - FOCUS ON HIGH-END PRODUCTS IN HIGH GROWTH SECTORS. Electronics manufacturing services providers produce products for a wide range of original equipment manufacturers in different high growth industries, such as consumer electronics, Internet-focused businesses and telecommunications equipment. The product scope ranges from easy to assemble, low-cost high-volume products targeted for the consumer market to complicated state-of-the-art, mission critical electronic hardware. Similarly, original equipment manufacturers' customers range from consumer-oriented companies that compete primarily on price and redesign their products every year to manufacturers of high-end telecommunications equipment and computer and related products for business enterprises that compete on technology and quality. We currently offer state-of-the-art products for industry leaders who require specialized engineering design and production services as well as offering high volume manufacturing capabilities to our customer base. Our ability to offer both of these services enables us to expand our business relationships.

    - DELIVER COMPLETE HIGH AND LOW VOLUME MANUFACTURING SOLUTIONS GLOBALLY. We believe original equipment manufacturers are increasingly requiring from electronics manufacturing services providers a wide range of specialized engineering and manufacturing services in order to reduce their costs and accelerate their time-to-market and time-to-volume production. Building on our integrated engineering and manufacturing capabilities, we offer services from initial product design and test to final product assembly and distribution to the original equipment manufacturers' customers. With the AVEX acquisition, we also offer our customers high volume production in low cost regions of the world, such as Brazil and Mexico. These full service capabilities allow us to offer customers the flexibility to move quickly from design and initial introduction to production and distribution.

    - LEVERAGE ADVANCED TECHNOLOGICAL CAPABILITIES. Our traditional strengths in the manufacturing processes for assembling large, complex high-density printed circuit boards enable us to offer customers advanced design, technology and manufacturing solutions for their primary products.

      We provide this engineering expertise through our design capabilities in each of our facilities, and in our design centers located in Winona, Minnesota, Huntsville, Alabama and Cork, Ireland. We believe our capabilities help our customers improve product performance and reduce costs.

    - CONTINUE OUR GLOBAL EXPANSION. A strategically positioned facilities network can simplify and shorten an original equipment manufacturer's supply chain and reduce the time it takes to bring product to market. We are committed to pursuing geographic expansion in order to support our global customers with cost-effective and timely delivery of quality products and services worldwide. Our AVEX acquisition significantly expanded our service scope to provide a global manufacturing solution to our customers at 14 facilities located in Brazil, Ireland, Mexico, Scotland, Singapore and the United States.

    - SELECTIVELY PURSUE STRATEGIC ACQUISITIONS. We have completed five acquisitions since July 1996 and will continue to selectively seek acquisition opportunities. Our acquisitions have enhanced our business in the following ways:

       - expanded geographic presence;

       - enhanced customer growth opportunities;

       - developed strategic relationships;

       - broadened service offerings;

       - diversified into new market sectors; and

       - added experienced management teams.

       We believe that growth by selective acquisitions is critical for achieving the scale, flexibility and breadth of customer services required to remain competitive in the electronics manufacturing services industry.

ACQUISITIONS

Since July 1996, we have completed five acquisitions. These acquisitions were:

    - MSI DIVISION. On October 2, 2000, we acquired substantially all of the assets and properties, net of assumed liabilities, of the MSI Division of Outreach Technologies, Inc. Now operated as our Manassas, Virginia division, this facility provided additional manufacturing capacity in the northeastern United States.

    - AVEX ELECTRONICS, INC. AND RELATED COMPANIES. On August 24, 1999, we completed the acquisition of AVEX, one of the largest privately-held contract manufacturers. This acquisition provided us a global presence and expanded our customer base to approximately 90 original equipment manufacturers in a broader range of end user markets.

    - STRATUS COMPUTER IRELAND. On March 1, 1999, we acquired various assets from Stratus Computer Ireland, and in connection with the transaction entered into a three-year supply agreement to provide system integration services to Ascend and Stratus Holdings Limited. The acquired assets increased our ability to provide a broad range of services to the European market and enhanced our systems integration capabilities and our box build engineering capabilities, which is the process of building the finished product from subassemblies. The process may also involve loading software and optional configuration.

    - LOCKHEED COMMERCIAL ELECTRONICS COMPANY. In February 1998, we acquired Lockheed Commercial Electronics Company. This acquisition provided us with manufacturing capacity in the northeastern United States and 19 additional customers. Now operated as our Hudson, New Hampshire division, the facility provides a broad range of services including:

       - assembly and testing of printed circuit boards;

       - systems assembly and testing;

       - prototyping, which is building initial quantities of a new product to test and refine the design;

       - depot repair, which is the method of repairing equipment in which the customer ships a damaged product to a central location for repair, as opposed to field repair;

       - materials procurement; and

       - engineering and design support services.

    - EMD TECHNOLOGIES, INC. In July 1996, we acquired EMD Technologies, Inc., an independent provider of electronics manufacturing and product design services. Now operated as our Winona, Minnesota division, this facility provides a complete range of enhanced product design and configurations for subsystems and enclosures. In addition to design services, this acquisition provided us with manufacturing capabilities in the midwestern United States and 19 additional customers.

ELECTRONICS MANUFACTURING SERVICES INDUSTRY

    Many original equipment manufacturers in the electronics industry are increasingly using electronics manufacturing service providers in their business and manufacturing strategies and are seeking to outsource a broad range of manufacturing and related engineering services. Outsourcing allows original equipment manufacturers to take advantage of the manufacturing expertise of, and capital investments by, electronics manufacturing service providers. This enables original equipment manufacturers to concentrate on what they believe to be their core strengths, such as product development, marketing and sales. Original equipment manufacturers utilize electronics manufacturing service providers to enhance their competitive position by:

    - reducing capital investment requirements and fixed overhead costs;

    - accessing advanced manufacturing and design capabilities;

    - reducing production costs;

    - accelerating time-to-market and time-to-volume production;

    - improving inventory management and purchasing power; and

    - accessing worldwide manufacturing capabilities.

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

    ASSEMBLY AND MANUFACTURING. Our manufacturing and assembly operations include printed circuit boards and subsystem assembly, box build and systems integration, the process of integrating sub-systems and downloading software before producing a fully configured product. We purchase the printed circuit boards used in our assembly operations from third parties. A substantial portion of our sales is derived from the manufacture and assembly of complete products. We employ various inventory management techniques, such as just-in-time, ship-to-stock and autoreplenish, which are programs designed to ensure timely, convenient and efficient delivery of assembled products to our customers. As original equipment manufacturers seek to provide greater functionality in smaller products, they increasingly require more sophisticated manufacturing technologies and processes. Our investment in advanced manufacturing equipment and our experience in innovative packaging and interconnect technologies enable us to offer a variety of advanced manufacturing solutions. These packaging and interconnect technologies include:

    - chip scale packaging, the part of semiconductor manufacturing in which the semiconductor die is bonded and sealed into a ceramic or plastic package which physically protects the semiconductor device; and

    - ball grid array, a method of attaching components to a printed circuit board through balls of solder that are arranged in a grid pattern.

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

MARKETING AND CUSTOMERS

    We market our services through a direct sales force and independent marketing representatives. In addition, our divisional and executive management teams are an integral part of our sales and marketing teams. During 2001, our two largest customers, Sun Microsystems and EMC, each represented in excess of 10% of total sales and, in the aggregate, represented 37.3% of total sales.

    The following table sets forth the percentages of the Company's sales by industry for 2001, 2000 and 1999.

                                                                2001       2000       1999
                                                              --------   --------   --------
Computers & related products for business enterprises.......     44%        36%        30%
Telecommunication equipment.................................     31         34         39
Video/Audio/Entertainment products..........................      4         10          6
Industrial control equipment................................      9          8          9
Testing & instrumentation products..........................      5          7          4
Medical devices.............................................      7          5          6
Personal computers..........................................     --         --          6

SUPPLIERS

    We maintain a network of suppliers of components and other materials used in assembling printed circuit boards. We procure components only when a purchase order or forecast is received from a customer and occasionally utilize components or other materials for which a supplier is the single source of supply. Although we experience component shortages and longer lead times of various components from time to time, we have generally been able to reduce the impact of the component shortages by working with customers to reschedule deliveries, by working with suppliers to provide the needed components using just-in-time inventory programs, or by purchasing components at somewhat higher prices from distributors, rather than directly from manufacturers. These procedures reduce, but do not eliminate, our inventory risk. In 2001 and 2000, customer modifications to orders for inventory previously procured by us resulted in excess and obsolete inventory for the related customers that could not be recovered through put backs to vendors or the specific customer concerned. In addition, by developing long-term relationships with suppliers, we have been better able to minimize the effects of component shortages than manufacturers without such relationships.

BACKLOG

    We had a year-end backlog of approximately $855.1 million at December 31, 2001, as compared to the 2000 year-end backlog of $1,600.4 million. Although we expect to fill substantially all of our backlog during 2002, at December 31, 2001 we did not have long-term agreements with all of our customers and customer orders can be canceled, changed or delayed by customers. The timely replacement of canceled, changed or delayed orders with orders from new customers cannot be assured, nor can there be any assurance that any of our current customers will continue to utilize our services. Because of these factors, backlog is not a meaningful indicator of future financial results.

COMPETITION

    The electronics manufacturing services we provide are available from many independent sources as well as in-house manufacturing capabilities of current and potential customers. Our competitors include Celestica, Inc., Flextronics International Ltd., Jabil Circuit, Inc., Sanmina-SCI Corporation and Solectron Corporation, who may be more established in the industry and have substantially greater financial, manufacturing or marketing resources than we do. We believe that the principal competitive factors in our targeted markets are product quality, flexibility and timeliness in responding to design and schedule changes, reliability in meeting product delivery schedules, pricing, technological sophistication and geographic location.

GOVERNMENTAL REGULATION

    Our operations, and the operations of businesses that we acquire, are subject to certain foreign, federal, state and local regulatory requirements relating to environmental, waste management, and health and safety matters. We believe we operate in substantial compliance with all applicable requirements. However, material costs and liabilities may arise from these requirements or from new, modified or more stringent requirements. In addition, our past, current and future operations, and those of businesses we acquire, may give rise to claims of exposure by employees or the public or to other claims or liabilities relating to environmental, waste management or health and safety concerns.

    We periodically generate and temporarily handle limited amounts of materials that are considered hazardous waste under applicable law. We contract for the off-site disposal of these materials and have implemented a waste management program to address related regulatory issues.

EMPLOYEES

    As of December 31, 2001, we employed 4,233 people, of whom 3,157 were engaged in manufacturing and operations, 590 in materials control and procurement, 90 in design and development, 98 in marketing and sales, and 298 in administration. Although a majority of our workforce is non-union, employees in our facilities in Brazil and Mexico are unionized, and work councils have been established at our facilities in Cork, Ireland, and Scotland. The Company has not experienced a strike or similar work stoppage and its relations with its employees are satisfactory.

SEGMENTS AND INTERNATIONAL OPERATIONS

    Benchmark has 14 manufacturing facilities in the Americas, Europe, and Asia regions to serve its customers. Benchmark is operated and managed geographically and management evaluates performance and allocates Benchmark's resources on a geographic basis. See Note 11 of Notes to Consolidated Financial Statements for segment and geographical information. Prior to the acquisitions in 1999, all of our operations were in the Americas region. We currently operate outside the United States in Brazil, Ireland, Mexico, Scotland, and Singapore. In 2001, approximately 23.3% of our sales were from operations outside of the United States. As a result of continuous customer demand overseas, we expect foreign sales to increase. Our foreign sales and operations are subject to risk of doing business abroad, including fluctuations in the value of currency, export duties, import controls and trade barriers, including stoppages, longer payment cycles, greater difficulty in accounts receivable collection, burdens of complying with wide variety of foreign laws and, in certain parts of the world, political instability. While, to date, these factors have not adversely materially affected Benchmark's results of operations, we cannot assure that there will not be an adverse impact in the future.

ITEM 2. PROPERTIES

    Benchmark currently has 14 facilities worldwide.

                                     [LOGO]

    The following chart summarizes the facilities owned or leased by Benchmark and its subsidiaries:

LOCATION                           SQ. FT.                FUNCTION                OWNERSHIP
--------                          ---------   --------------------------------  --------------
Angleton, Texas.................    109,000   Executive, manufacturing, and
                                              procurement                               Owned
Beaverton, Oregon...............     77,000   Manufacturing                            Leased
Campinas, Brazil................     40,000   Manufacturing                            Leased
Cork, Ireland...................     24,000   Manufacturing and design                  Owned
Dublin, Ireland.................    104,000   Manufacturing and procurement            Leased
East Kilbride, Scotland.........     80,000   Manufacturing and procurement             Owned
Guadalajara, Mexico.............    150,000   Manufacturing                            Leased
Hudson, New Hampshire...........    262,000   Manufacturing and procurement            Leased
Huntsville, Alabama.............    276,000   Manufacturing, design and
                                              procurement                               Owned
Huntsville, Alabama (SI)........    144,000   Manufacturing and design                 Leased
Manassas, Virginia..............     44,000   Manufacturing and procurement            Leased
Singapore.......................     37,000   Manufacturing and procurement            Leased
Singapore (SI)..................     36,000   Manufacturing and procurement            Leased
Winona, Minnesota...............    208,000   Manufacturing, design and
                                              procurement                       Leased, Owned
                                  ---------
Total...........................  1,591,000
                                  =========

    In addition, we own a manufacturing facility in Pulaski, Tennessee with 113,000 sq. ft. that is currently being held for sale. Also, we have a leased facility in Mansfield, Massachusetts with 44,000 sq. ft. that is currently not in operation.

ITEM 3. LEGAL PROCEEDINGS

    On October 18, 1999, we announced that our third quarter 1999 earnings announcement would be delayed and subsequently, on October 22, we announced our earnings for the third quarter 1999 were below the level of the same periods during 1998 and were below expectations. Several class action lawsuits were filed in November 1999 in federal district court in Houston, Texas against Benchmark and two of its officers and directors alleging violations of the federal securities laws. These lawsuits were consolidated in February 2000. The lawsuits seek to recover unspecified damages. We deny the allegations in the lawsuits, however, and further deny that such allegations provide a basis for recovery of damages as we believe that we have made all required disclosures on a timely basis. Management is vigorously defending against these actions. No material developments occurred in this proceeding during the period covered by this report.

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

    On April 14, 2000, Benchmark, along with numerous other companies, was named as a defendant in a lawsuit filed in the United States District Court for the District of Arizona by the Lemelson Medical, Education & Research Foundation (the Foundation). The lawsuit alleges that Benchmark has infringed certain of the Foundation's patents relating to machine vision and bar code technology utilized in machines Benchmark has purchased. On November 2, 2000, Benchmark filed an Answer, Affirmative Defenses, and a Motion to Stay based upon Declaratory Judgement Actions filed by Cognex and Symbol, manufacturers of the equipment at issue. On March 29, 2001, the Court granted the defendants' Motion to Stay and ordered that the lawsuit be stayed pending the entry of a final non-appealable judgment in the cases filed by Cognex and Symbol. We continue to explore any indemnity or similar rights Benchmark may have against manufacturers of the machines or other third parties. Management intends to vigorously defend against such claim and pursue all rights it has against third parties. No material developments occurred in this proceeding during the period covered by this report.

    Benchmark is also involved in various other legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on Benchmark's consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of 2001.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

    The information on page 52 of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 2001 (the "2001 Annual Report") is incorporated herein by reference in response to this item.

ITEM 6. SELECTED FINANCIAL DATA

    The information on page 53 of the 2001 Annual Report is incorporated herein by reference in response to this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information on pages 13 through 29 of the 2001 Annual Report is incorporated herein by reference in response to this item.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The information on pages 23 through 29 of the 2001 Annual Report is incorporated herein by reference in response to this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information on pages 30 through 51 of the 2001 Annual Report is incorporated herein by reference in response to this item.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information under the captions "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders (the "2002 Proxy Statement"), to be filed not later than 120 days after the close of the Company's fiscal year, is incorporated herein by reference in response to this item.

ITEM 11. EXECUTIVE COMPENSATION

    The information under the caption "Executive Compensation and Other Matters" in the 2002 Proxy Statement, to be filed not later than 120 days after the close of the Company's fiscal year, is incorporated herein by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information under the caption "Common Stock Ownership of Certain Beneficial Owners and Management" in the 2002 Proxy Statement, to be filed not later than 120 days after the close of the Company's fiscal year, is incorporated herein by reference in response to this item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information under the caption "Certain Transactions" in the 2002 Proxy Statement, to be filed not later than 120 days after the close of the Company's fiscal year, is incorporated herein by reference in response to this item.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) Financial Statements, Financial Statement Schedules, and Exhibits

1.  FINANCIAL STATEMENTS OF THE COMPANY

    Reference is made to the Financial Statements, the report thereon, the notes thereto and supplementary data commencing at page 30 of the 2001 Annual Report, which financial statements, report, notes and data are incorporated herein by reference in response to this item. Set forth below is a list of such Financial
Statements:

    Consolidated Financial Statements of the Company
    Independent Auditors' Report
    Consolidated Balance Sheets as of December 31, 2001 and 2000
    Consolidated Statements of Income (Loss) for the years ended December 31, 2001, 2000 and 1999
    Consolidated Statements of Shareholders' Equity and Comprehensive Income
(Loss) for the years ended December 31, 2001, 2000 and 1999
    Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999
    Notes to Consolidated Financial Statements

2.  FINANCIAL STATEMENT SCHEDULE

                            Benchmark Electronics, Inc.
                        Schedule II--Valuation Accounts
                                 (in thousands)

                                                                ADDITIONS
                                             BALANCE AT   ----------------------                BALANCE AT
                                             BEGINNING    CHARGES TO     OTHER                    END OF
                                             OF PERIOD    OPERATIONS   ADDITIONS   DEDUCTIONS     PERIOD
                                             ----------   ----------   ---------   ----------   ----------
Year ended December 31, 2001
Allowance for doubtful accounts(1).........    $ 4,276       2,616          --        4,681        2,211
Inventory obsolescence reserve(3)..........    $ 8,226       7,607          --        6,809        9,024
Year ended December 31, 2000
Allowance for doubtful accounts(1)(2)......    $ 7,705         921          64        4,414        4,276
Inventory obsolescence reserve(2)(3).......    $20,000       3,748         140       15,662        8,226
Year ended December 31, 1999
Allowance for doubtful accounts(1)(4)......    $   100         273       7,332           --        7,705
Inventory obsolescence reserve(4)..........    $ 3,510       1,911      14,579           --       20,000

------------------------

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

Independent Auditors' Report on Schedule

The Board of Directors and Shareholders

Benchmark Electronics, Inc.:

Under date of February 5, 2002, we reported on the consolidated balance sheets of Benchmark Electronics, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income (loss), shareholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2001, as incorporated by reference in this annual report on form 10-K for the year 2001. In connection with the audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule included in Item 14(a)2. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Houston, Texas

February 5, 2002

3.  EXHIBITS

    Each exhibit marked with an asterisk is filed with this Annual Report on Form 10-K.

           EXHIBIT
           NUMBER                      DESCRIPTION
    ---------------------              -----------
            2.1                   --   Purchase Agreement dated as of January 22, 1998 by and
                                       between the Company and Lockheed Martin Corporation
                                       (incorporated herein by reference to Exhibit 2 to the
                                       Company's Current Report on Form 8-K dated February 23,
                                       1998).

            2.2                   --   Agreement and Plan of Merger dated as of March 27, 1996 by and among the Company, Electronics Acquisition, Inc., EMD
                                       Technologies, Inc., David H. Arnold and Daniel M. Rukavina
                                       (incorporated herein by reference to Appendix A of the
                                       Company's Registration Statement on Form S-4 (Registration
                                       No. 333-4230)).

            2.3                   --   Amendment No. 1 to Agreement and Plan of Merger dated as of
                                       April 5, 1996 by and among the Company, Electronics
                                       Acquisition, Inc., EMD Technologies, Inc., David H. Arnold
                                       and Daniel M. Rukavina (incorporated herein by reference to
                                       Exhibit 2.2 to the Company's Registration Statement on Form
                                       S-4 (Registration No. 333-4230)).

            2.4                   --   Purchase and Sale Agreement by and among Stratus Computer
                                       Ireland, Ascend Communications Inc., BEI Electronics Ireland
                                       Limited and the Company dated January 22, 1999 (incorporated by reference herein to Exhibit 2.1 to the Company's Current
                                       Report on Form 8-K dated January 22, 1999).

            2.5                   --   Amended and Restated Stock Purchase Agreement dated as of
                                       August 12, 1999 by and between the Company and J. M. Huber
                                       Corporation (incorporated by reference herein to Exhibit 2 to the Company's Current Report on Form 8-K dated
                                       August 24, 1999 and filed on September 8, 1999).

            2.6                   --   Asset Purchase Agreement by and between Benchmark
                                       Electronics AB and Flextronics International Sweden AB
                                       (incorporated by reference herein to Exhibit 2 to the
                                       Company's Current Report on Form 8-K/A dated July 31, 2000).

            3.1                   --   Amended and Restated Articles of Incorporation of the
                                       Company (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1
                                       (Registration No. 33-46316) (the "Registration Statement")).

            3.2*                  --   Amended and Restated Bylaws of the Company.

            3.3                   --   Amendment to Amended and Restated Articles of Incorporation
                                       of the Company adopted by the shareholders of the Company on
                                       May 20, 1997 (incorporated herein by reference to Exhibit
                                       3.3 to the Company's Annual Report on Form 10-K for the
                                       fiscal year ended December 31, 1998).

            3.4                   --   Statement of Resolution Establishing Series A Cumulative
                                       Junior Participating Preferred Stock of Benchmark
                                       Electronics, Inc. (incorporated by reference to Exhibit B of the Rights Agreement dated December 11, 1998 between the
                                       Company and Harris Trust Savings Bank, as Rights Agent,
                                       included as Exhibit 1 to the Company's Form 8A12B filed
                                       December 11, 1998).

            4.1                   --   Restated Articles of Incorporation of the Company
                                       (incorporated herein by reference to Exhibit 3.1 to the
                                       Registration Statement).

            4.2                   --   Amended and Restated Bylaws of the Company (incorporated
                                       herein by reference to Exhibit 3.2 to the Company's Annual
                                       Report on Form 10-K for the fiscal year ended December 31,
                                       1998).

            4.3                   --   Amendment to the Restated Articles of Incorporation of the
                                       Company adopted by the shareholders of the Company on May
                                       20, 1997 (incorporated herein by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

            4.4                   --   Specimen form of certificate evidencing the Common Stock
                                       (incorporated herein by reference to Exhibit 4.3 to the
                                       Registration Statement).

            4.5                   --   Rights Agreement dated December 11, 1998 between the Company and Harris Trust Savings Bank, as Rights Agent, together
                                       with the following exhibits thereto: Exhibit A--Form of
                                       Statement of Resolution Establishing Series A Cumulative
                                       Junior Participating Preferred Stock of Benchmark
                                       Electronics, Inc.; Exhibit B--Form of Right Certificate; and
                                       Exhibit C--Summary of Rights to Purchase Preferred Stock of
                                       Benchmark Electronics, Inc. (incorporated by reference to
                                       Exhibit 1 to the Company's Form 8A12B filed December 11,
                                       1998).

            4.6                   --   Summary of Rights to Purchase Preferred Stock of the Company
                                       (incorporated by reference to Exhibit 3 to the Company's
                                       Form 8A12B/A filed December 22, 1998).

            4.7                   --   Indenture dated as of August 13, 1999 by and between the
                                       Company and Harris Trust Company of New York, as trustee
                                       (incorporated by reference from Exhibit 99.3 to Benchmark's
                                       Form 8-K dated August 24, 1999 and filed on September 8,
                                       1999).

           10.1                   --   Form of Indemnity Agreement between the Company and each of its directors and officers (incorporated herein by reference to Exhibit 10.11 to the Registration Statement).

           10.2                   --   Benchmark Electronics, Inc. Stock Option Plan dated May 11,
                                       1990 (incorporated herein by reference to Exhibit 10.12 to the Registration Statement).

           10.3                   --   Form of Benchmark Electronics, Inc. Incentive Stock Option
                                       Agreement used under the 1990 Stock Option Plan between the
                                       Company and the optionee (incorporated herein by reference to Exhibit 10.13 to the Registration Statement).

           10.4                   --   Form of Benchmark Electronics, Inc. Nonqualified Stock
                                       Option Agreement used under the 1990 Stock Option Plan
                                       between the Company and the optionee (incorporated herein by reference to Exhibit 10.14 to the Registration Statement).

           10.5                   --   First Amendment to Lucent Technologies Network Systems do
                                       Brasil S.A. dated June 14, 2000 by and between Benchmark
                                       Electronics Ltda and Lucent Technologies Network Systems do
                                       Brasil S.A. (incorporated herein by reference to
                                       Exhibit 10.5 to the Company's Annual Report on Form 10-K for
                                       the fiscal year ended December 31, 2000.)

           10.6                   --   Benchmark Electronics, Inc. 1994 Stock Option Plan for
                                       Non-Employee Directors (incorporated herein by reference to
                                       Exhibit 10.21 to the Company's Annual Report on Form 10-K
                                       for the fiscal year ended December 31, 1994).

           10.7                   --   Benchmark Electronics, Inc. 401(k) Employee Savings Plan
                                       Adoption Agreement dated January 2, 2001 by and between
                                       Benchmark Electronics, Inc. and Boston Safe Deposit and
                                       Trust Company (incorporated herein by reference to Exhibit
                                       10.1 to the Company's Form 11-K for the fiscal year ended
                                       December 31, 2000).

           10.8                   --   Dreyfus Prototype Defined Contribution Plan Basic Plan
                                       Document No. 01 (incorporated by reference to Exhibit 10.2 to the Company's Form 11-K for the fiscal year ended
                                       December 31, 2000).

           10.9                   --   Benchmark Electronics, Inc. Employee Stock Purchase Plan
                                       (incorporated by reference to Exhibit 99.1 to the Company's
                                       Registration Statement on Form S-8 (Registration Number
                                       333-76207)).

           10.10                  --   Benchmark Electronics, Inc. 2000 Stock Awards Plan
                                       (incorporated herein by reference to Exhibit 4.8 to the
                                       Company's Registration Statement on Form S-8 (Registration
                                       Number 333-54186)).

           10.11                  --   Form of incentive stock option agreement for use under the
                                       2000 Stock Awards Plan (incorporated herein by reference to
                                       Exhibit 4.8 to the Company's Registration Statement on Form
                                       S-8 (Registration Number 333-54186)).

           10.12                  --   First Amendment to the Benchmark Electronics, Inc. Employee
                                       Stock Purchase Plan (incorporated herein by reference to
                                       Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q
                                       for the quarter ended September 30, 2000).

           10.13                  --   Lease Agreement dated June 1, 2000 between Industrial
                                       Properties of the South and the Company (incorporated by
                                       reference to Exhibit 10.12 to the Company's Annual Report on
                                       Form 10-K for the fiscal year ended December 31, 2000).

           10.14                  --   Lease Agreement dated February 29, 2000 between Millikan
                                       Properties, LLC and the Company (incorporated herein by
                                       reference to Exhibit 10.12 to the Company's Annual Report on
                                       Form 10-K for the fiscal year ended December 31, 1999).

           10.15                  --   Lease Agreement dated July 30, 1996 by and among David H.
                                       Arnold, Muriel M. Arnold, Daniel M. Rukavina, Patricia A.
                                       Rukavina and EMD Associates, Inc., as amended by Amendment to Lease dated July 30, 1996.

           10.16*                 --   Lease Agreement dated December 15, 1992 by and among David
                                       H. Arnold, Muriel M. Arnold, Daniel M. Rukavina, Patricia A.
                                       Rukavina and EMD Associates, Inc., as amended by Amendment to Lease dated January 1, 1994, Amendment to Lease dated
                                       December 15, 1995, and Amendment to Lease dated July 30,
                                       1996.

           10.17                  --   CE Facility Lease dated February 23, 1998 by and between the
                                       Company and Lockheed Martin Corporation Plan (incorporated herein by reference to Exhibit 10.15 to the Company's Annual
                                       Report on Form 10-K for the fiscal year ended December 31,
                                       1999).

           10.18                  --   Sander's Sublease dated February 23, 1998 by and between the
                                       Company and Sanders, a Lockheed Martin Company and a
                                       division of Lockheed Martin Corporation (incorporated herein by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

           10.19                  --   First Amendment to CE Facility Lease dated February 21, 2000 by and between the Company and Lockheed Martin Corporation
                                       (incorporated herein by reference to Exhibit 10.17 to the
                                       Company's Annual Report on Form 10-K for the fiscal year
                                       ended December 31, 1999).

           10.20                  --   First Amendment to Sanders Sublease dated February 24, 2000 by and between the Company and Sanders, a Lockheed Martin
                                       Company and a division of Lockheed Martin Corporation
                                       (incorporated herein by reference to Exhibit 10.18 to the
                                       Company's Annual Report on Form 10-K for the fiscal year
                                       ended December 31, 1999).

           10.21                  --   Lease Agreement dated February 22, 1999 by and between
                                       Serto, S.A. de C.V. and AVEX Electronics de Mexico, S.R.L.
                                       de C.V. (incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

           10.22                  --   Sublease Agreement dated February 22, 1999 by and between
                                       Operadora Farmaceutica, S.A. de C.V. and AVEX Electronics de
                                       Mexico, S.R.L. de C.V. (incorporated herein by reference to
                                       Exhibit 10.20 to the Company's Annual Report on Form 10-K
                                       for the fiscal year ended December 31, 1999).

           10.23                  --   Lease Renewal Amendment dated September 29, 2000 by and
                                       between the Company and General Electric Capital Corporation
                                       (incorporated by reference to Exhibit 10.22 to the Company's
                                       Annual Report on Form 10-K for the fiscal year ended
                                       December 31, 2000).

           10.24                  --   Guarantee dated September 10, 1998 by the Company in favor of Kilmore Developments Limited (incorporated herein by
                                       reference to Exhibit 10.14 to the Company's Annual Report on
                                       Form 10-K for the fiscal year ended December 31, 1998).

           10.25                  --   Lease Agreement dated March 9, 2001 by and between BEI
                                       Electronics Ireland Limited and Canada Life Assurance
                                       (Ireland) Limited (incorporated by reference to Exhibit
                                       10.24 to the Company's Annual Report on Form 10-K for the
                                       fiscal year ended December 31, 2000).

           10.26                  --   Amended and Restated Credit Agreement dated as of June 23,
                                       2000 by and among the Company, the Borrowing Subsidiaries, the lenders party thereto, Fleet National Bank, as
                                       documentation agent, Credit Suisse First Boston, as
                                       syndication agent, Bank of America, N.A., Bank One NA and
                                       Sun Trust Bank as co-agents, and Chase Bank of Texas,
                                       National Association, as administrative agent, collateral
                                       agent and issuing bank (incorporated by reference to Exhibit
                                       10.25 to the Company's Annual Report on Form 10-K for the
                                       fiscal year ended December 31, 2000).

           10.27                  --   Registration Rights Agreement dated as of August 24, 1999 by and between the Company and J. M. Huber Corporation
                                       (incorporated by reference from Exhibit 99.2 to Benchmark
                                       Electronics, Inc.'s Form 8-K dated August 24, 1999 and filed on September 8, 1999).

           10.28                  --   Registration Agreement dated as of August 9, 1999 by and
                                       among the Company, Salomon Smith Barney Inc. and Chase
                                       Securities Inc. (incorporated by reference from Exhibit 99.4 to Benchmark Electronics, Inc.'s Form 8-K dated August 24,
                                       1999 and filed on September 8, 1999).

           10.29                  --   Lease Agreement dated September 15, 2000 by and between
                                       Benchmark Electronics Corp. and Nancy E. Thompson, Trustee
                                       of Goat Hollow Realty Trust (incorporated by reference to
                                       Exhibit 10.28 to the Company's Annual Report on Form 10-K
                                       for the fiscal year ended December 31, 2000).

           10.30                  --   Lease Agreement dated June 15, 1998 by and between AVEX
                                       Electronics do Brasil Ltda and Lucent Technologies Network
                                       Systems do Brasil S.A. (incorporated by reference to Exhibit
                                       10.29 to the Company's Annual Report on Form 10-K for the
                                       fiscal year ended December 31, 2000).

           10.31                  --   First Amendment to Lucent Technologies Network Systems do
                                       Brasil S.A. dated June 14, 2000 by and between Benchmark
                                       Electronics Ltda and Lucent Technologies Network Systems do
                                       Brasil S.A. (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

           10.32                  --   Form of Employment Agreements between the Company and its
                                       Chief Executive Officer, President and Executive Vice
                                       President dated August 1, 2001 (incorporated by reference
                                       from Exhibit 10.1 to Benchmark Electronics, Inc.'s Form 10-Q dated September 30, 2001 and filed on November 13, 2001).

           10.33*                 --   Severance Agreement between the Company and Gayla J. Delly dated January 24, 2002.

          12*                     --   Statement regarding Computation of Ratios.

          13*                     --   Benchmark Electronics, Inc. Annual Report to Shareholders
                                       for the fiscal year ended December 31, 2001.

          21*                     --   Subsidiaries of Benchmark Electronics, Inc.

          23*                     --   Consent of Independent Auditors concerning incorporation by
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

------------------------

(b) The Company did not file any Current Reports on Form 8-K during the quarter ended December 31, 2001 or during the period from December 31, 2000 to the date of this Form 10-K.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       BENCHMARK ELECTRONICS, INC.

                                                       By:             /s/ DONALD E. NIGBOR
                                                            -----------------------------------------
                                                                         Donald E. Nigbor
                                                                     CHIEF EXECUTIVE OFFICER

                                                       Date: March 15, 2002

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

                 NAME                                   POSITION                         DATE
                 ----                                   --------                         ----
         /s/ DONALD E. NIGBOR                Chairman of the Board and Chief
    -------------------------------                  Executive Officer              March 15, 2002
           Donald E. Nigbor                   (principal executive officer)

         /s/ STEVEN A. BARTON
    -------------------------------              Director and Executive             March 15, 2002
           Steven A. Barton                          Vice President

            /s/ CARY T. FU
    -------------------------------              Director and President             March 15, 2002
              Cary T. Fu                      (principal operating officer)

          /s/ GAYLA J. DELLY                     Chief Financial Officer
    -------------------------------               (principal financial              March 15, 2002
            Gayla J. Delly                       and accounting officer)

    -------------------------------                     Director
            John C. Custer

    -------------------------------                     Director
          Peter G. Dorflinger

    -------------------------------                     Director
            David H. Arnold