Form 10-Q
period 2002-03-31
BENCHMARK ELECTRONICS INC
filed 2002-05-15
CIK 863436

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002.

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     As of May 13, 2002 there were 24,121,687 shares of Benchmark Electronics, Inc. Common Stock, par value $0.10 per share, outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                                       MARCH 31,        DECEMBER 31,
                                                                         2002               2001
                                                                      -----------       ------------
                                                                      (UNAUDITED)
ASSETS
  Current assets:
    Cash and cash equivalents                                         $   79,940         $   59,879
    Accounts receivable, net of allowance for doubtful
      accounts of $2,951 and $2,211, respectively                        185,818            180,021
    Income taxes receivable                                                    -              1,711
    Inventories, net                                                     196,837            197,278
    Prepaid expenses and other assets                                     18,783             12,928
    Deferred tax asset                                                     9,109              9,080
                                                                      ----------         ----------
         Total current assets                                            490,487            460,897
                                                                      ----------         ----------
  Property, plant and equipment                                          208,133            210,556
  Accumulated depreciation                                              (121,615)          (116,751)
                                                                      ----------         ----------
         Net property, plant and equipment                                86,518             93,805
                                                                      ----------         ----------
  Other assets, net                                                       12,238             12,194
  Goodwill, net                                                          119,249            119,209
                                                                      ----------         ----------
                                                                      $  708,492         $  686,105
                                                                      ==========         ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Current installments of other long-term debt                      $   22,873         $   22,367
    Accounts payable                                                     162,698            144,150
    Income taxes payable                                                   1,163                  -
    Accrued liabilities                                                   27,591             26,541
                                                                      ----------         ----------
         Total current liabilities                                       214,325            193,058

  Convertible subordinated notes                                          80,200             80,200
  Other long-term debt, excluding current installments                    38,650             44,695
  Other long-term liability                                                8,094              7,771
  Deferred tax liability                                                   9,367              8,699
  Shareholders' equity:
    Preferred shares, $0.10 par value; 5,000 shares
      authorized, none issued                                                  -                  -
    Common shares, $0.10 par value; 30,000 shares
      authorized; issued - 19,833 and 19,751, respectively;
      outstanding - 19,784 and 19,702, respectively                        1,978              1,970
    Additional paid-in capital                                           320,806            319,875
    Retained earnings                                                     49,711             44,363
    Accumulated other comprehensive loss                                 (14,519)           (14,406)
    Less treasury shares, at cost; 49 shares                                (120)              (120)
                                                                      ----------         ----------
         Total shareholders' equity                                      357,856            351,682
    Commitments and contingencies
                                                                      ----------         ----------
                                                                      $  708,492         $  686,105
                                                                      ==========         ==========

     See accompanying notes to condensed consolidated financial statements.

                  BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                   ------------------------
                                                                      2002          2001
                                                                   ---------     ----------
Sales                                                              $ 329,188     $  431,905
Cost of sales                                                        304,313        399,742
                                                                   ---------     ----------
         Gross profit                                                 24,875         32,163
Selling, general and administrative expenses                          14,176         14,159
Restructuring charges                                                      -          1,266
Amortization of goodwill                                                   -          3,222
                                                                   ---------     ----------
         Income from operations                                       10,699         13,516
Interest expense                                                      (2,914)        (5,713)
Other income (expense)                                                   572           (500)
                                                                   ---------     ----------
         Income before income taxes                                    8,357          7,303
Income tax expense                                                     3,009          2,191
                                                                   ---------     ----------
         Net income                                                $   5,348     $    5,112
                                                                   =========     ==========

Earnings per share:
      Basic                                                        $    0.27     $     0.26
      Diluted                                                      $    0.26     $     0.25
                                                                   =========     ==========
Weighted average number of shares outstanding:
      Basic                                                           19,763         19,597
      Diluted                                                         20,508         20,324
                                                                   =========     ==========

     See accompanying notes to condensed consolidated financial statements.

                  BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                   THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                 -----------------------
                                                                                   2002           2001
                                                                                 --------      ---------
Cash flows from operating activities:
  Net income                                                                     $  5,348      $   5,112
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization                                                 7,958         13,649
      Deferred income taxes                                                           541            334
      Loss on the sale of property, plant and equipment                                15             14
      Federal tax benefit of stock options exercised                                  154             20
  Changes in operating assets and liabilities:
      Accounts receivable                                                          (5,951)        43,743
      Inventories                                                                     227         38,607
      Prepaid expenses and other assets                                            (5,759)         1,647
      Accounts payable                                                             18,834        (65,980)
      Accrued liabilities                                                           1,796         (7,226)
      Income taxes                                                                  2,874          1,796
                                                                                 --------      ---------
          Net cash provided by operations                                          26,037         31,716
                                                                                 --------      ---------
Cash flows from investing activities:
  Capital expenditures, net                                                        (1,087)        (3,435)
  Additions to capitalized software                                                   (44)             -
                                                                                 --------      ---------
          Net cash used in investing activities                                    (1,131)        (3,435)
                                                                                 --------      ---------
Cash flows from financing activities:
  Repayment of revolving line of credit, net                                            -        (20,500)
  Proceeds from stock options exercised                                               785             83
  Principal payments on other long-term debt                                       (5,539)        (4,519)
                                                                                 --------      ---------
          Net cash used in financing activities                                    (4,754)       (24,936)
                                                                                 --------      ---------

Effect of exchange rate changes                                                       (91)        (4,240)
                                                                                 --------      ---------

Net increase (decrease) in cash and cash equivalents                               20,061           (895)
  Cash and cash equivalents at beginning of year                                   59,879         23,541
                                                                                 --------      ---------
  Cash and cash equivalents at March 31                                          $ 79,940      $  22,646
                                                                                 ========      =========
Supplemental disclosures of cash flow information:
  Income taxes paid (refunded)                                                   $   (486)     $    (618)
                                                                                 ========      =========
  Interest paid                                                                  $  3,560      $   6,545
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

NOTE 1 - BASIS OF PRESENTATION

Benchmark Electronics, Inc. (the Company) is a Texas corporation which provides electronics manufacturing and design services to original equipment manufacturers (OEMs) of computers and related products for business enterprises, telecommunication equipment, video/ audio/entertainment products, industrial control equipment, testing and instrumentation products, and medical devices. The Company has manufacturing operations located in the Americas, Europe and Asia.

     The condensed consolidated financial statements included herein have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all normal and recurring adjustments which in the opinion of management are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

NOTE 2 - EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding stock options to purchase common stock. Incremental shares of approximately 0.7 million for the three months ended March 31, 2002 and 2001 were used in the calculation of diluted earnings per share. Options to purchase
0.7 million and 0.8 million shares of common stock for the three-months ended March 31, 2002 and 2001, respectively, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common stock. The effect of the if-converted method for the 6% Convertible Subordinated Notes is antidilutive and approximately 2.0 million of potential common shares has not been considered in computing diluted earnings per share for the three-month periods ended March 31, 2002 and 2001.

NOTE 3 - BORROWING FACILITIES

The Company has a five-year term loan (the Term Loan) through a syndicate of commercial banks. Principal on the Term Loan is payable in quarterly installments in annual amounts of $20 million in 2002, $22 million in 2003 and $21 million in 2004. The Term Loan bears interest, at the Company's option, at either the bank's Eurodollar rate plus 1.25% to 3.00% or its prime rate plus 0.00% to 1.75%, based upon the Company's debt ratio as specified in the agreement and interest is payable quarterly. The Term Loan matures on September 30, 2004. As of March 31, 2002, the Company had $58.0 million outstanding under the Term Loan, bearing interest at rates ranging from 3.50% to 8.255%.

     The Company has a $175 million revolving line of credit facility (the Revolving Credit Facility) with a syndicate of commercial banks. The Company is entitled to borrow under the Revolving Credit Facility up to the lesser of $175 million or the sum of 75% of its eligible accounts receivable, 45% of its eligible inventories and 50% of its eligible fixed assets. Interest on the Revolving Credit Facility is payable quarterly, at the Company's option, at either the bank's Eurodollar rate plus 1.25% to 3.00% or its prime rate plus 0.00% to 1.75%, based upon the

Company's debt ratio as specified in the agreement. A commitment fee of 0.375% to 0.500% per annum on the unused portion of the Revolving Credit Facility is payable quarterly in arrears. The Revolving Credit Facility matures on September 30, 2004. As of March 31, 2002, the Company had no borrowings outstanding under the Revolving Credit Facility, $0.4 million outstanding letters of credit and $174.6 million was available for future borrowings.

     The Term Loan and the Revolving Credit Facility (collectively the Facility) are secured by the Company's domestic inventory and accounts receivable, 100% of the stock of the Company's domestic subsidiaries, and 65% of the voting capital stock of each direct foreign subsidiary and substantially all of the other tangible and intangible assets of the Company and its domestic subsidiaries. The Facility contains customary financial covenants as to working capital, interest coverage, debt leverage, fixed charges, and consolidated net worth, and restricts the ability of the Company to incur additional debt, pay dividends, sell assets, and to merge or consolidate with other persons, without the consent of the banks. At March 31, 2002, the Company was in compliance with all such restrictions.

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

     The Company currently has an interest rate swap transaction agreement for a notional amount of $29.0 million under which it pays a fixed rate of interest of 6.63% plus 1.25% to 3.00% based upon its debt ratio as specified in the debt agreement, hedging against the variable interest rates charged by the term loan. The receive rate under the swap is based on LIBOR. The interest rate swap expires in the year 2003.

NOTE 4 - INVENTORIES

Inventory costs are summarized as follows:

                                              MARCH 31,           DECEMBER 31,
                                                2002                 2001
                                             -----------          -----------
         Raw materials                       $   158,032          $   166,129
         Work in process                          35,896               28,147
         Finished goods                           13,013               12,026
         Obsolescence reserve                    (10,104)              (9,024)
                                             -----------          -----------
                                             $   196,837          $   197,278
                                             ===========          ===========

NOTE 5 - INCOME TAXES

Income tax expense consists of the following:

                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                               2002                 2001
                                             ---------            --------
           Federal - Current                 $   1,885            $  1,284
           Foreign - Current                       176                 246
           State - Current                         407                 327
           Deferred                                541                 334
                                             ---------            --------
                Total                        $   3,009            $  2,191
                                             =========            ========

     Income tax expense differs from the amount computed by applying the U.S. federal statutory income tax rate to income before income tax due to the impact of foreign income taxes, state income taxes, net of federal benefit and the benefit from the use of a foreign sales corporation.

     The Company considers earnings from certain foreign subsidiaries to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been made for these earnings. Upon distribution of foreign subsidiary earnings in the form of dividends or otherwise, such distributed earnings would be reportable for U.S. income tax purposes (subject to adjustment for foreign tax credits).

     The Company's manufacturing operations in Ireland are subject to a 10% tax rate through December 2010. Thereafter, the applicable statutory tax rate will be 12.5%. As a result of these reduced rates, income tax expense for the three-month periods ended March 31, 2002 and 2001 is approximately $201 (approximately $0.01 per share diluted) and $314 (approximately $0.02 per share diluted), respectively, lower than the amount computed by applying the statutory tax rates (16% in 2002 and 20% in 2001).

NOTE 6 - DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES

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

     The Company has designated its swap agreement as a cash flow hedge. During the three-month periods ended March 31, 2002 and 2001, the Company recognized $361 and $20 in losses, included in interest expense, on the interest rate swap attributable to interest costs occurring during the first three months of 2002 and 2001. No gain or loss on ineffectiveness was required to be recognized. As of March 31, 2002, the fair value of the interest rate swap agreement was a loss of $1.1 million that is anticipated to be transferred into earnings over the next twelve months as interest costs on the term loan are recognized.

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

NOTE 7 - BUSINESS SEGMENTS AND GEOGRAPHIC AREAS

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

     Information about operating segments for the three-month periods ended March 31, 2002 and 2001 was as follows:

                                                                THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                     ---------
                                                                2002           2001
                                                             ----------      -------
       Net sales:
          Americas                                           $  332,093      386,755
          Europe                                                 82,444       80,010
          Asia                                                    3,644        8,483
          Elimination of intersegment sales                     (88,993)     (43,343)
                                                             ----------      -------
                                                             $  329,188      431,905
                                                             ==========      =======
       Depreciation and amortization:
          Americas                                           $    6,960        8,867
          Europe                                                    826        1,344
          Asia                                                      172          216
          Corporate - goodwill                                        -        3,222
                                                             ----------      -------
                                                             $    7,958       13,649
                                                             ==========      =======
       Income (loss) from operations:
          Americas                                           $   14,658       15,468
          Europe                                                  1,898        3,375
          Asia                                                      (94)         537
          Corporate and intersegment eliminations                (5,763)      (5,864)
                                                             ----------      -------
                                                             $   10,699       13,516
                                                             ==========      =======
       Capital expenditures:
          Americas                                           $      959        1,724
          Europe                                                    118          980
          Asia                                                       10          731
                                                             ----------      -------
                                                             $    1,087        3,435
                                                             ==========      =======
                                                              MARCH 31,    DECEMBER 31,
                                                                2002           2001
                                                             ----------    ------------
         Total assets:
            Americas                                        $   566,329      532,047
            Europe                                              112,222      113,824
            Asia                                                 12,992       17,346
            Corporate                                            16,949       22,888
                                                            -----------      -------
                                                            $   708,492      686,105
                                                            ===========      =======

     The following enterprise-wide information is provided in accordance with SFAS No. 131. Geographic net sales information reflects the destination of the product shipped. Long-lived assets information is based on the physical location of the asset.

                                                               THREE MONTHS ENDED
                                                                       MARCH 31,
                                                            -----------------------
                                                               2002           2001
                                                            ----------      -------
       Net sales derived from:
          Printed circuit boards                            $  251,297      363,689
          Systems integration and box build                     77,891       68,216
                                                            ----------      -------
                                                            $  329,188      431,905
                                                            ==========      =======

         Geographic net sales:
          United States                                     $  256,292      330,113
          Europe                                                53,395       62,049
          Asia and other                                        19,501       39,743
                                                            ----------      -------
                                                            $  329,188      431,905
                                                            ==========      =======

                                                             MARCH 31,    DECEMBER 31,
                                                               2002          2001
                                                           -----------    ------------
        Long-lived assets:
              United States                                $    79,391       84,877
              Europe                                            11,433       12,215
              Asia and other                                     7,932        8,907
                                                           -----------      -------
                                                           $    98,756      105,999
                                                           ===========      =======

NOTE 8 - COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss), which includes net income, the change in the cumulative translation adjustment and the effect of accounting for cash flow hedging derivatives, for the three-month periods ended March 31, 2002 and 2001, was $5.2 million and $(1.5) million, respectively. Total comprehensive income
(loss) for the three-month periods ended March 31, 2002 and 2001 was as follows:

                                                        THREE MONTHS ENDED
                                                                       MARCH 31,
                                                       --------------------
                                                         2002         2001
                                                       --------      ------
       Net income (loss)                               $  5,348       5,112
       Cumulative translation adjustment                   (431)     (5,841)
       Hedge accounting for derivative financial
          instruments, net of tax                           318        (359)
       Cumulative effect attributable to adoption of
          SFAS No. 133 (See note 6), net of tax               -        (402)
                                                       --------      ------
       Comprehensive income (loss)                     $  5,235      (1,490)
                                                       ========      ======

Included in the hedge accounting for derivative financial instruments of $318 and $(359) are reclassification adjustments of approximately $216 and $12, respectively.

NOTE 9 - CONTINGENCIES

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

     The Company filed suit against J.M. Huber Corporation (the Seller) in the United States District Court for the Southern District of Texas for breach of contract, fraud and negligent misrepresentation on December 14, 1999 and is seeking an unspecified amount of damages in connection with the Amended and Restated Stock Purchase Agreement dated August 12, 1999 between the parties whereby the Company acquired all of the stock of AVEX from Seller. On January 5 , 2000, Seller filed suit in the United States District Court for the Southern District of New York alleging that the Company failed to comply with certain obligations under the contract requiring the Company to register shares of its common stock issued to Seller as partial consideration for the acquisition. Seller's suit has been consolidated with the Company's suit in the United States District Court for the Southern District of Texas (the "Court"). On March 18, 2002, the Court entered an interlocutory judgement denying the Company's claims against Seller, but preserving Seller's counterclaims against the Company. On April 15, 2002, the Company and Seller jointly filed with the Court a stipulation to dismiss Seller's claims and counterclaims against the Company without prejudice allowing the Court to render a final judgement in the case so that the Company may file an appeal to the Fifth Circuit Court of Appeals (the "Fifth Circuit"). Under the stipulation, Seller also agreed to refrain from refiling its claims while the Company pursued any appeals with the Fifth Circuit. On May 1, 2002, the Court entered a final judgement dismissing without prejudice the claims and counterclaims of Seller. Management is currently assessing the advisability of pursuing an appeal in the Fifth Circuit.

     On April 14, 2000, the Company, along with numerous other companies, was named as a defendant in a lawsuit filed in the United States District Court for the District of Arizona by the Lemelson Medical, Education & Research Foundation (the Foundation). The lawsuit alleges that the Company has infringed certain of the Foundation's patents relating to machine vision and bar code technology utilized in machines the Company has purchased. On November 2, 2000, the Company filed an Answer, Affirmative Defenses, and a Motion to Stay based upon Declaratory Judgement Actions filed by Cognex and Symbol, manufacturers of the equipment at issue. On March 29, 2001, the Court granted the defendants' Motion to Stay and ordered that the lawsuit be stayed pending the entry of a final non-appealable judgement in the cases filed by Cognex and Symbol. The Company continues to explore any indemnity or similar rights the Company may have against manufacturers of the machines or other third parties. The Company intends to vigorously defend against such claim and pursue all rights it has against third parties. At the present time, the Company is unable to reasonably estimate the possible loss, if any, associated with these matters.

     The Company is also involved in various other legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

NOTE 10 - RESTRUCTURING CHARGES

During the three month period ended March 31, 2001, the Company recorded restructuring charges of approximately $1.3 million ($0.9 million after-tax). These charges related to reductions in the Company's cost structure, including reductions in force and included costs resulting from payment of employee severance. All such amounts were paid by March 31, 2001.

NOTE 11 - IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

The Company adopted the Financial Accounting Standards Board (FASB) SFAS No. 141, "Business Combinations" effective July 1, 2001, and SFAS No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001, and specifies criteria for the recognition and reporting of intangible assets apart from goodwill. Under SFAS No. 142, beginning January 1, 2002, the Company no longer amortizes goodwill and intangible assets with indefinite useful lives, but instead tests those assets for impairment at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over such lives to their estimated residual values.

     SFAS No. 142 required the Company to perform a transitional goodwill impairment evaluation as of the date of adoption. To accomplish this the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Company has until June 1, 2002 to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than December 31, 2002. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

     As of January 1, 2002, the Company had unamortized goodwill in the amount of $119.2 million subject to the transition provisions of Statements 141 and
142. The change in the amount of unamortized goodwill during the three months ended March 31, 2002 is due to the impact of foreign currency translation adjustments. The adoption of the Statement 142 resulted in the elimination of approximately $12.2 million of goodwill amortization, annually, subsequent to December 31, 2001. Amortization expense related to goodwill was $3.2 million for the three months ended March 31, 2001. Because of the extensive effort needed to comply with adopting Statement 142, it is not practical to reasonably estimate whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle and the impact on the Company's financial statements at the date of this report.

     The pro forma effects of the adoption of SFAS 142 on net income and earnings per share for the Company for the three months ended March 31, 2001 is as follows:

                                                                    THREE MONTHS ENDED
                                                                      MARCH 31, 2001
                                                                    ------------------
      Net income as reported                                             $  5,112
      Add back: Amortization of goodwill, net of tax                        2,676
                                                                         --------
      Adjusted net income                                                $  7,788
                                                                         ========

      Basic earnings per share, as reported                              $   0.26
      Add back: Amortization of goodwill, net of tax                         0.14
                                                                         --------
      Pro forma                                                          $   0.40
                                                                         ========

      Diluted earnings per share, as reported                            $   0.25
      Add back: Amortization of goodwill, net of tax                         0.13
                                                                         --------
      Pro forma                                                          $   0.38
                                                                         ========

     As of January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", but retains many of its fundamental provisions. SFAS No. 144 also clarifies certain measurement and classification issues from SFAS No. 121. In addition, SFAS No. 144 supercedes the accounting and reporting provisions for the disposal of a business segment as found in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (APB 30). However, SFAS No. 144 retains the requirement in APB 30 to separately report discontinued operations, and broadens the scope of such requirement to include more types of disposal transactions. The scope of SFAS No. 144 excludes goodwill and other intangible assets that are not to be amortized, as the accounting for such items is prescribed by SFAS No. 142. The adoption of SFAS No. 144 did not have a material effect on the Company's consolidated financial statements.

NOTE 12 - SUBSEQUENT EVENTS

On April 15, 2002, the Company completed the public offering of 4,312,500 shares of its common stock for net proceeds of approximately $110 million. The Company invested the net proceeds in interest bearing short-term investments and cash equivalents.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report to "the Company", "Benchmark", "we", or "us" mean Benchmark Electronics, Inc. together with its subsidiaries. The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are any statements that do not relate solely to historical or current facts. They are identified by words such as "anticipate," "believe," "intend," "plan," "projection," "forecast," "strategy," "position," "continue," "estimate," "expect," "may," "will," or the negative of those terms or other variations of them or by comparable terminology. In particular, statements, express or implied, concerning future operating results or the ability to generate sales, income or cash flow are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions, including those discussed under the heading Risk Factors below. The future results of our operations may differ materially from those expressed in the forward-looking statements included in this report. Many of the factors that will determine these results are beyond our ability to control or predict. You should not put undue reliance on any forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

The following discussion should be read in conjunction with the unaudited financial statements of the Company included elsewhere in this report.

GENERAL

We are in the business of manufacturing electronics and provide our services to original equipment manufacturers of computers and related products for business enterprises, telecommunication equipment, video/audio/entertainment products, industrial control equipment, testing and instrumentation products, and medical devices. The services that we provide are commonly referred to as electronics manufacturing services. We offer our customers comprehensive and integrated design and manufacturing services, from initial product design to volume production and direct order fulfillment. We provide specialized engineering services including product design, printed circuit board layout, prototyping and test development. We believe that we have developed strengths in the manufacturing process for large, complex, high-density printed circuit boards as well as the ability to manufacture high and low volume products in lower cost regions such as Latin America and Southeast Asia. As our customers expand internationally, they increasingly require their electronics manufacturing services partners to have strategic regional locations and global procurement capabilities. We believe that our global manufacturing presence of 14 facilities in six countries increases our ability to be responsive to our customers' needs by providing accelerated time-to-market and time-to-volume production of high quality products. These capabilities should enable us to build stronger strategic relationships with our customers and to become a more integral part of their operations.

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

     We do not typically obtain long-term purchase orders or commitments from our customers. Instead we work closely with our customers to develop forecasts for future orders, which are not binding. Customers may cancel their orders, change production quantities from forecast volumes or delay production for a number of reasons beyond our control. Cancellations, reductions or delays by a significant customer or by a group of customers would have an adverse effect on us. As many of our costs and operating expenses are relatively fixed, a reduction in customer demand can disproportionately adversely affect our gross margins and operating income.

RESULTS OF OPERATIONS

The following table presents the percentage relationship that certain items in the Company's Condensed Consolidated Statements of Income bear to sales for the periods indicated. The financial information and the discussion below should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                         ------------------
                                                          2002       2001
                                                         -----      -----
Sales                                                    100.0%     100.0%
Cost of sales                                             92.4       92.6
                                                         -----      -----
         Gross profit                                      7.6        7.4
Selling, general and administrative expense                4.3        3.3
Restructuring charges                                      0.0        0.3
Amortization of goodwill                                   0.0        0.7
                                                         -----      -----
         Income from operations                            3.3        3.1
Interest expense                                          (0.9)      (1.3)
Other income (expense)                                     0.1       (0.1)
                                                         -----      -----
         Income before income taxes                        2.5        1.7
Income tax expense                                         0.9        0.5
                                                         -----      -----
         Net income                                        1.6%       1.2%
                                                         =====      =====

SALES
--------------------------------------------------------------------------------
     Sales for the first quarter of 2002 were approximately $329.1 million, a 23.8% decrease from sales of approximately $431.9 million for the same quarter in 2001. Primarily as a result of recent unfavorable economic conditions and a decline in demand due to the downturn experienced by the electronics industry, our sales have decreased in the first quarter of 2002 compared to the comparable quarter of 2001. Of this net decrease, there is a 33.8% increase attributable to the operation of the systems integration facilities, a 28.8% decrease resulting from the consolidation and downsizing of certain manufacturing facilities during 2001 and an approximately 105.0% net decrease in sales volume resulting from the continued slowdown in the technology marketplace.

     We have 14 manufacturing facilities in the Americas, Europe and Asia to serve our customers. We are operated and managed geographically. Our facilities in the Americas provided 85.0% and 85.9% of net sales, respectively, during the first quarters of 2002 and 2001. Our Americas region includes facilities in Angleton, Texas, Beaverton, Oregon, Campinas, Brazil, Guadalajara, Mexico, Hudson, New Hampshire, Huntsville, Alabama, Manassas, Virginia and Winona, Minnesota. There are two facilities in Huntsville, Alabama - a systems integration facility opened during 2000 and the PCB facility acquired from AVEX in 1999. During 2001, we consolidated the Pulaski, Tennessee manufacturing facility into the Huntsville, Alabama facility. The Pulaski facility is currently being held for sale. Our facilities in Europe provided 14.0% and 12.1% of net sales, respectively during the first quarters of 2002 and 2001. Our Europe region includes facilities in Cork, Ireland, Dublin, Ireland and East Kilbride, Scotland. Our facilities in Asia provided 1.0% and 2.0% of net sales, respectively during the first quarters of 2002 and 2001. There are two facilities in Singapore - a systems integration facility opened at the end of 2000 and the PCB facility acquired from AVEX in 1999. We are currently in the process of combining the two facilities in Singapore into one site.

     A substantial percentage of our sales have been made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. During the three months ended March 31, 2002, our three largest customers each represented in excess of 10% of our sales and together represented 69.6% of our sales, with one customer exceeding 40% and each of the other two largest customers exceeding 10% of our sales. Our future sales are dependent on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on us. Recently our customers have experienced a decline in demand for their products, which has had an adverse effect on our results of operations.

     As a result of our international sales and facilities, our operations are subject to the risks of doing business abroad. These dynamics have not had a material adverse effect on our results of operations through March 31, 2002. However, we cannot assure you that there will not be an adverse impact in the future. See RISK FACTORS for factors pertaining to our international sales and fluctuations in the exchange rates of foreign currency and for further discussion of potential adverse effects in operating results associated with the risks of doing business abroad. During the three months ended March 31, 2002 and 2001, 19.8% and 21.3%, respectively, of our sales were from our international operations. The decrease in the percentage of international sales for 2002 as compared to 2001 primarily reflects the downsizing of the Cork, Ireland facility offset by additional sales resulting from the operation of the systems integration facilities in Dublin, Ireland and Singapore.

AMERICAS
     Sales in the Americas for the three-month period ended March 31, 2002 decreased $91.2 million compared to the same period of 2001. As a result of recent unfavorable economic conditions and a decline in demand due to the downturn experienced by the electronics industry, our sales in the Americas have declined in the first quarter of 2002 compared to the comparable quarter of 2001. Of this net decrease, there is a 34.0% increase attributable to the operation of the systems integration facilities, a 28.0% decrease resulting from the consolidation and downsizing of certain manufacturing facilities during 2001 and an approximately 106.0% net decrease in sales volume. During 2001, we consolidated the Pulaski, Tennessee manufacturing facility into the Huntsville, Alabama facility. The Pulaski facility is currently being held for sale.

EUROPE
     Sales in Europe decreased $6.2 million for the first quarter of 2002 compared to the same period of 2001. Of this net decrease, there is an approximately 48.0% net increase in European sales resulting from the increases in sales volumes from systems integration customers, a 66.2% decrease resulting from the downsizing of the Cork, Ireland facility during 2001 and an approximately 81.8% decrease due to the net decrease in sales volume resulting from the continued slowdown in the technology marketplace.

ASIA
     Sales in Asia decreased by $5.3 million for the three-month period ended March 31, 2002 compared to 2001. Of this net decrease, there is an approximately 14.1% net increase in Asia sales resulting from the increases in sales volumes from systems integration customers and an approximately 114.1% decrease due to the net decrease in sales volume resulting from the continued slowdown in the technology marketplace.

GROSS PROFIT
--------------------------------------------------------------------------------
     Gross profit decreased 22.7% to $24.9 million for the first quarter of 2002 from $32.2 million in the same quarter of 2001. Gross profit as a percentage of sales for the three months ended March 31, 2002 and 2001, respectively, increased from 7.4% to 7.6%. The decrease in gross profit was a result of the combined effect of fluctuations in capacity utilization, lower sales volumes, changes in product mix, favorable component market conditions, cost reductions, and efforts to integrate recent acquisitions. The combined effect of these factors, which are continually changing and are interrelated, make it impracticable to determine with precision the separate effect of each factor. We expect that a number of high volume programs serving customers in price sensitive markets will remain subject to competitive restraints on the margin that may be realized from these programs and that these restraints will exert downward pressure on our margins in the near future. For the foreseeable future, our gross margin is expected to depend primarily on the length and severity of the general slowdown in the technology marketplaces, facility utilization, product mix, start-up of new programs, pricing within the electronics industry, and the integration of acquisitions. The gross margins at each facility and for Benchmark as a whole are expected to continue to fluctuate. Increases in start-up costs associated with new programs and pricing within the electronics industry also could adversely impact our gross margin.

     The first quarter 2002 and 2001 gross profit reflects charges related to reserves for excess and obsolete inventory. During the first three months of 2002 and 2001, $1.5 million and $1.5 million of additional inventory reserves were recorded, respectively. These charges related to inventory written down to lower of cost (principally first-in, first-out method) or market, raw materials held specific to customers who were no longer in business, and changes in customer demand for inventory that resulted in excess quantities on hand. Inventory is procured by us based on specific customer orders. Correspondingly, customer modifications to orders for inventory previously procured by us (e.g. cancellations as well as inventory that is highly customized and therefore not available for use by other customers) resulted in excess and obsolete inventory for the related customers that could not be recovered through put back to vendors or the specific customer concerned.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------------------------------------------
     Selling, general and administrative expenses were $14.2 million in the first quarter of 2002 and 2001. Selling, general and administrative expenses as a percentage of sales increased from 3.3% for the first quarter of 2001 to 4.3% for the first quarter of 2002. The increase in selling, general and administrative expenses as a percentage of sales reflects the impact of decreased sales volume during 2002 as compared to 2001 and increased expenditures related to new program introductions and year-end reporting and audit activities.

RESTRUCTURING CHARGES
--------------------------------------------------------------------------------
     During the three-month period ended March 31, 2001, we recorded restructuring charges of $1.3 million ($0.9 million after-tax) related to reductions in force necessitated by the general slowdown in the technology marketplaces.

GOODWILL
--------------------------------------------------------------------------------
     Effective January 1, 2002, we adopted accounting principles that change the way we account for amortization of goodwill. In accordance with SFAS No. 142, we no longer amortized goodwill effective January 1, 2002. The amortization of goodwill for the three-month period ended March 31, 2001 was $3.2 million. We are also required to test goodwill for impairment at least annually. As of March 31, 2002, no impairment of goodwill was required.

INTEREST EXPENSE
--------------------------------------------------------------------------------
     Interest expense for the three-month periods ended March 31, 2002 and 2001 was $2.9 million and $5.7 million, respectively. The decrease is due to reductions in interest rates and repayments of outstanding debt.

INCOME TAX EXPENSE
--------------------------------------------------------------------------------
     Income tax expense of approximately $3.0 million represented an effective tax rate of 36.0% for the three-month period ended March 31, 2002, compared with an effective tax rate of 30.0% for the three-month period ended March 31, 2001. The increase was due primarily to lower foreign tax rates applicable to a portion of pretax income in 2001, partially offset by nondeductible amortization of goodwill and for tax losses for which no benefit was recognized.

NET INCOME
--------------------------------------------------------------------------------
     We reported net income for the three-month period ended March 31, 2002 of approximately $5.3 million, or diluted earnings of $0.26, compared with net income of approximately $5.1 million, or diluted earnings of $0.25 per share, for the same period of 2001. The increase of $0.2 million during the three months ended March 31, 2002 was due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our growth and operations through funds generated from operations, proceeds from the sale of our securities and funds borrowed under our credit facilities.

     Cash provided by operating activities was $26.0 million and $31.7 million for the three months ended March 31, 2002 and 2001, respectively. The cash provided by operations during the first quarter of 2002 was primarily the result of increases in accounts payable partially offset by increases in accounts receivable. Our accounts receivable and inventories at March 31, 2002 (increased) decreased $(6.0) million and $0.2 million, respectively, over their levels at December 31, 2001, reflecting our increased backlog and effective working capital management during the first three months of 2002. We expect increases in accounts receivable and inventories in the near term to support the anticipated growth in sales. We are continuing the practice of purchasing components only after customer orders are received, which mitigates, but does not eliminate the risk of loss on inventories. During the three months ended March 31, 2002 and 2001, our gross profit was adversely effected by additional reserves of $1.5 million for excess and obsolete inventory that could not be put back to vendors or customers. Supplies of electronic components and other materials used in operations are subject to industry-wide shortages. In certain instances, suppliers may allocate available quantities to us.

     Cash used in investing activities was $1.1 million and $3.4 million for the three months ended March 31, 2002 and 2001, respectively. Capital expenditures of $1.1 million for the three months ended March 31, 2002 were primarily concentrated in manufacturing production equipment. We expect capital expenditures to remain below historical levels for the foreseeable future as a result of the general slowdown in the technology marketplaces.

     Cash used in financing activities was $4.8 million and $24.9 million for the three months ended March 31, 2002 and 2001, respectively. During the first three months of 2002, we made principal payments on other long-term debt totaling $5.5 million and received $0.8 million from the exercise of stock options. During the first three months of 2001, we decreased borrowings under our revolving line of credit by $20.5 million (net).

     Principal on the term loan is payable in quarterly installments of $5.0 million and $5.5 million during 2002 and 2003, respectively. The final three installments of $7.0 million are due on the last day of March, June and September 2004.

     We have a $175 million revolving line of credit facility with a syndicate of commercial banks. We are entitled to borrow under the revolving credit facility up to the lesser of $175 million or the sum of 75% of our eligible accounts receivable, 45% of our eligible inventories and 50% of our eligible fixed assets. Interest on the revolving credit facility and the term loan is payable quarterly, at our option, at either the bank's Eurodollar rate plus 1.25% to 3.00% or its prime rate plus 0.00% to 1.75%, based upon our debt ratio as specified in the agreement. A commitment fee of 0.375% to 0.500% per annum on the unused portion of the revolving credit facility is payable quarterly in arrears. The revolving credit facility matures on September 30, 2004. As of March 31, 2002, we had no borrowings outstanding under the revolving credit facility, $0.4 million outstanding letters of credit and $174.6 million was available for future borrowings.

     The term loan and the revolving credit facility are secured by our domestic inventory and accounts receivable, 100% of the stock of our domestic subsidiaries, and 65% of the voting capital stock of each direct foreign subsidiary and substantially all of our and our domestic subsidiaries' other tangible and intangible assets. The term loan and revolving credit facility contain customary financial covenants as to working capital, interest coverage, debt leverage, fixed charges, and consolidated net worth, and restricts our ability to incur additional debt, pay dividends, sell assets, and to merge or consolidate with other persons, without the consent of the banks. At March 31, 2002, we were in compliance with all such restrictions.

     We have outstanding $80.2 million principal amount of 6% Convertible Subordinated Notes due August 15, 2006. The indenture relating to the notes contains affirmative and negative covenants, including covenants restricting our ability to merge or engage in certain other extraordinary corporate transactions unless certain conditions are satisfied. Upon the occurrence of a change of control (as defined in the indenture relating to the notes) of our company, each holder of notes will have the right to require us to repurchase all or part of the holder's notes at 100% of the face amount thereof, plus accrued and unpaid interest. The notes are convertible into shares of our common stock at an initial conversion price of $40.20 per share at the option of the holder at any time prior to maturity, unless previously redeemed or repurchased.

     Our operations, and the operations of businesses we acquire, are subject to certain foreign, federal, state and local regulatory requirements relating to environmental, waste management, health and safety matters. We believe we operate in substantial compliance with all applicable requirements and we seek to ensure that newly acquired businesses comply or will comply substantially with applicable requirements. To date the costs of compliance and workplace and environmental remediation have not been material to us. However, material costs and liabilities may arise from these requirements or from new, modified or more stringent requirements in the future. In addition, our past, current and future operations, and the operations of businesses we have or may acquire, may give rise to claims of exposure by employees or the public, or to other claims or liabilities relating to environmental, waste management or health and safety concerns.

     Our acquisitions in 1999 significantly increased our leverage ratio and decreased our interest coverage ratio. At March 31, 2002 our debt to total capitalization ratio was 28%, as compared to 30% at December 31, 2001, 39% at December 31, 2000, 44% at December 31, 1999 and 11% at June 30, 1999, the last fiscal quarter end prior to the AVEX acquisition. The level of indebtedness, among other things, could make it difficult for us to obtain any necessary financing in the future for other acquisitions, working capital, capital expenditures, debt service requirements and other expenses; limit our flexibility in planning for, or reacting to changes in, our business; and make us more vulnerable in the event of an economic downturn in our business.

     On April 15, 2002, we completed the public offering of 4,312,500 shares of our common stock for net proceeds of approximately $110 million. We currently expect to use the proceeds from the sale of our common stock for working capital and other general corporate purposes, including to finance our growth, for capital expenditures made in the ordinary course of business and for acquisitions of businesses, products and technologies that complement or expand our business. We invested the net proceeds in interest bearing short-term investments and cash equivalents pending any specific application of the proceeds.

     Management believes that after giving effect to the stock offering completed on April 15, 2002, our existing cash balances, funds generated from operations and available funds under our revolving credit facility will be sufficient to permit us to meet our liquidity requirements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Our significant accounting policies are summarized in Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2001. The preparation of these financial statements requires us to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to allowance for doubtful accounts, inventories, deferred taxes, impairment of long-lived assets, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. We believe the following critical accounting policies affect our more significant judgements and estimates used in the preparation of our condensed consolidated financial statements.

ALLOWANCE FOR DOUBTFUL ACCOUNTS
Our accounts receivable balance is recorded net of allowances for amounts not expected to be collected from our customers. Because our accounts receivable are typically unsecured, we periodically evaluate the collectibility of our accounts based on a combination of factors, including a particular customer's ability to pay as well as the age of the receivables. To evaluate a specific customer's ability to pay, we analyze financial statements, payment history, third-party credit analysis reports and various information or disclosures by the customer or other publicly available information. In cases where the evidence suggests a customer may not be able to satisfy its obligation to us, we set up a specific reserve in an amount we determine appropriate for the perceived risk. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance for doubtful accounts was $3.0 million at March 31, 2002 and $2.2 million at December 31, 2001.

INVENTORY OBSOLESCENCE RESERVE
We record inventory reserves for estimated obsolescence equal to the difference between the cost of inventory and estimated market value based on assumptions on future demands and market conditions. We evaluate on a quarterly basis the status of our inventory to ensure the amount recorded in our financial statements reflects the lower of our cost or the value we expect to receive when we sell the inventory. The allowance for excess and obsolete inventory was $10.1 million at March 31, 2002 and $9.0 million at December 31, 2001. If actual market conditions are less favorable than those we projected, additional inventory reserves may be required.

DEFERRED TAXES
We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to subsequently determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Similarly, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would reduce income in the period such determination was made.

IMPAIRMENT OF LONG-LIVED ASSETS
We adopted FASB SFAS No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002. Under SFAS No. 142, beginning January 1, 2002, we no longer amortize goodwill and intangible assets with indefinite useful lives, but instead test those assets for impairment at least annually. To accomplish this we identified our reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. We have until June 1, 2002 to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and we must perform the second step of the transitional impairment test. In the second step, we must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than December 31, 2002. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our statement of earnings.

     Because of the extensive effort needed to comply with adopting Statement 142, it is not practical to reasonably estimate whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle and the impact on the Company's financial statements at the date of this report.

     We assess the impairment of our long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for the overall business, significant negative industry or economic trends, and our market capitalization relative to net book value. When it is determined that the carrying value of long-lived assets not be recoverable based upon the existence of one or more of the above indicators of impairment, the measurement of any impairment is determined and the carrying value is reduced as appropriate.

RISK FACTORS

WE ARE EXPOSED TO GENERAL ECONOMIC CONDITIONS, WHICH COULD HAVE A MATERIAL ADVERSE IMPACT ON OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION.

As a result of recent unfavorable economic conditions and a decline in demand by the electronics industry, our sales declined 23.8% during the three months ended March 31, 2002 compared to the comparable period of 2001. We started to see sales decline in the technology sector worldwide at the end of the first quarter of 2001 and it continued throughout 2001. If the economic conditions and demand for our customers' products do not improve, we may experience a material adverse impact on our business, operating results and financial condition.

THE LOSS OF A MAJOR CUSTOMER WOULD ADVERSELY AFFECT US.

A substantial percentage of our sales have been to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. During the three months ended March 31, 2002, our three largest customers each represented in excess of 10% of our sales and together represented 69.6% of our sales, with one customer exceeding 40% and each of the other two largest customers exceeding 10% of our sales. Our future sales are dependent on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on us.

We expect to continue to depend on the sales from our largest customers and any material delay, cancellation or reduction of orders from these or other significant customers would have a material adverse effect on our results of operations. In addition, we generate significant accounts receivable in connection with providing manufacturing services to our customers. If one or more of our customers were to become insolvent or otherwise unable to pay for the manufacturing services provided by us, our operating results and financial condition would be adversely affected.

WE MAY ENCOUNTER SIGNIFICANT DELAYS OR DEFAULTS IN PAYMENTS OWED TO US BY CUSTOMERS FOR PRODUCTS WE HAVE MANUFACTURED OR COMPONENTS THAT ARE UNIQUE TO PARTICULAR CUSTOMERS.

We structure our agreements with customers to mitigate our risks related to obsolete or unsold inventory. However, enforcement of these contracts may result in material expense and delay in payment for inventory. If any of our significant customers becomes unable or unwilling to purchase such inventory, our business may be materially harmed. During the first three months of 2002 and 2001, our gross profit was adversely affected by the write down of $1.5 million in excess and obsolete inventory that could not be put back to vendors or customers.

WE ARE DEPENDENT ON THE SUCCESS OF OUR CUSTOMERS.

We are dependent on the continued growth, viability and financial stability of our customers. Our customers are original equipment manufacturers of:

-      computers and related products for business enterprises;
-      telecommunication equipment;
-      industrial control equipment;

-      medical devices;
-      video/audio/entertainment products; and
-      testing and instrumentation products.

These industries are, to a varying extent, subject to rapid technological change, vigorous competition and short product life cycles. When our customers are adversely affected by these factors, we may be similarly affected. Recently, our customers have experienced a decline in demand for their products, which has had an adverse effect on our results of operations.

LONG-TERM CONTRACTS ARE UNUSUAL IN OUR BUSINESS AND CANCELLATIONS, REDUCTIONS OR DELAYS IN CUSTOMER ORDERS WOULD AFFECT OUR PROFITABILITY.

We do not typically obtain firm long-term purchase orders or commitments from our customers. Instead, we work closely with our customers to develop forecasts for future orders, which are not binding. Customers may cancel their orders, change production quantities from forecast volumes or delay production for a number of reasons beyond our control. Cancellations, reductions or delays by a significant customer or by a group of customers would have an adverse effect on us. As many of our costs and operating expenses are relatively fixed, a reduction in customer demand can disproportionately affect our gross margins and operating income. Our customer's products have life cycles of varying duration. In the ordinary course of business, production starts, increases, declines and stops in accordance with a product's life cycle. Should we fail to replace products reaching the end of their life cycles with new programs, or if there should be a substantial time difference between the loss of a product and the receipt of revenue from replacement production, our revenues could be adversely affected.

WE OPERATE IN A HIGHLY COMPETITIVE INDUSTRY.

We compete against many providers of electronics manufacturing services. Certain of our competitors have substantially greater resources and more geographically diversified international operations than we do. Our competitors include large independent manufacturers such as Celestica, Inc., Flextronics International Ltd., Jabil Circuit, Inc, Sanmina-SCI Corporation and Solectron Corporation. We also face competition from the manufacturing operations of our current and future customers.

During periods of recession in the electronics industry, our competitive advantages in the areas of quick turnaround manufacturing and responsive customer service may be of reduced importance to electronics OEMs, who may become more price sensitive. We may also be at a competitive disadvantage with respect to price when compared to manufacturers with lower cost structures, particularly those with offshore facilities located where labor and other costs are lower.

We will experience intense competition, which is expected to intensify further as more companies enter markets in which we operate, as existing competitors expand capacity and as the industry consolidates. To compete effectively, we must continue to provide technologically advanced manufacturing services, maintain strict quality standards, respond flexibly and rapidly to customers' design and schedule changes and deliver products globally on a reliable basis at competitive prices. Our inability to do so could have an adverse effect on us.

WE MAY BE AFFECTED BY CONSOLIDATION IN THE ELECTRONICS INDUSTRY.

As a result of the current economic climate, consolidation in the electronics industry may increase. Consolidation in the electronics industry could result in an increase in excess manufacturing capacity as companies seek to close plants or take other steps to increase efficiencies and realize synergies of mergers. The availability of excess manufacturing capacity could create increased pricing and competitive pressures for the electronics manufacturing services industry as a whole and Benchmark in particular. In addition, consolidation could also result in an increasing number of very large electronics companies offering products in multiple sectors of the electronics industry. The growth of these large companies, with significant purchasing power and market power, could also result in increased pricing and competitive pressures for us. Accordingly, industry consolidation could harm our business.

OUR INTERNATIONAL OPERATIONS MAY BE SUBJECT TO CERTAIN RISKS.

We currently operate outside the United States in Brazil, Ireland, Mexico, Scotland, and Singapore. During the three months ended March 31, 2002 and 2001, 19.8% and 21.3%, respectively, of our sales were from our international operations. These international operations may be subject to a number of risks, including:

-      difficulties in staffing and managing foreign operations;
-      political and economic instability;
-      unexpected changes in regulatory requirements and laws;
- longer customer payment cycles and difficulty collecting accounts receivable;
-      export duties, import controls and trade barriers (including quotas);
-      governmental restrictions on the transfer of funds;
- burdens of complying with a wide variety of foreign laws and labor practices;
- fluctuations in currency exchange rates, which could affect component costs, local payroll, utility and other expenses; and
- inability to utilize net operating losses incurred by our foreign operations to reduce our U.S. income taxes.

We cannot assure you that our international operations will contribute positively to our business, financial conditions or results of operations.

We do not use derivative financial instruments for speculative purposes. Our policy is to maintain a hedged position for certain significant transaction exposures. These exposures are primarily, but not limited to, vendor payments and inter-company balances in currencies other than the functional currency of the operating entity. Our international operations in some instances operate in a natural hedge because both operating expenses and a portion of sales are denominated in local currency. Certain significant transactions involving our international operations may now require us to engage in hedging transactions to attempt to mitigate our exposure to fluctuations in foreign exchange rates. Effective Jan. 1, 2001, we adopted the provisions of the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities" and SFAS No. 138, "Accounting for Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS 133".

SHORTAGES OR PRICE INCREASES OF COMPONENTS SPECIFIED BY OUR CUSTOMERS WOULD DELAY SHIPMENTS AND ADVERSELY AFFECT OUR PROFITABILITY.

Substantially all of our sales are derived from electronics manufacturing services in which we purchase components specified by our customers. In the past, supply shortages have substantially curtailed production of all assemblies using a particular component. In addition, industry-wide shortages of electronic components, particularly of memory and logic devices, have occurred. If shortages of these components occur or if components received are defective, we may be forced to delay shipments, which could have an adverse effect on our profit margins. Because of the continued increase in demand for surface mount components, we anticipate component shortages and longer lead times for certain components to occur from time to time. Also, we typically bear the risk of component price increases that occur between periodic repricings during the term of a customer contract. Accordingly, certain component price increases could adversely affect our gross profit margins.

OUR SUCCESS WILL CONTINUE TO DEPEND TO A SIGNIFICANT EXTENT ON OUR EXECUTIVES.

We depend significantly on certain key executives, including, but not limited to, Donald E. Nigbor, Cary T. Fu, Steven A. Barton and Gayla J. Delly. The unexpected loss of the services of any one of these executive officers would have an adverse effect on us.

WE MUST SUCCESSFULLY INTEGRATE THE OPERATIONS OF ACQUIRED COMPANIES TO MAINTAIN PROFITABILITY.

We have completed five acquisitions since July 1996. We may pursue additional acquisitions over time. These acquisitions involve risks, including:

-      integration and management of the operations;
-      retention of key personnel;
-      integration of purchasing operations and information systems;
-      retention of the customer base of acquired businesses;
- management of an increasingly larger and more geographically disparate business; and
- diversion of management's attention from other ongoing business concerns.

Our profitability will suffer if we are unable to successfully integrate and manage any future acquisitions that we might pursue, or if we do not achieve sufficient revenue to offset the increased expenses associated with these acquisitions.

WE MUST MAINTAIN OUR TECHNOLOGICAL AND MANUFACTURING PROCESS EXPERTISE.

The market for our manufacturing services is characterized by rapidly changing technology and continuing process development. We are continually evaluating the advantages and feasibility of new manufacturing processes. We believe that our future success will depend upon our ability to develop and provide manufacturing services which meet our customers' changing needs. This requires that we maintain technological leadership and successfully anticipate or respond to technological changes in manufacturing processes on a cost-effective and timely basis. We cannot assure you that our process development efforts will be successful.

ENVIRONMENTAL LAWS MAY EXPOSE US TO FINANCIAL LIABILITY AND RESTRICTIONS ON OPERATIONS.

We are subject to a variety of federal, state, local and foreign environmental laws and regulations relating to environmental, waste management, and health and safety concerns, including the handling, storage, discharge and disposal of hazardous materials used in or derived from our manufacturing processes. If we or companies we acquire have failed or fail in the future to comply with such laws and regulations, then we could incur liabilities and fines and our operations could be suspended. Such laws and regulations could also restrict our ability to modify or expand our facilities, could require us to acquire costly equipment, or could impose other significant expenditures. In addition, our operations may give rise to claims of property contamination or human exposure to hazardous chemicals or conditions.

OUR ACQUISITIONS HAVE SIGNIFICANTLY INCREASED OUR LEVERAGE.

Our acquisitions in 1999 have significantly increased our leverage ratio and decreased our interest coverage ratio. At March 31, 2002 our debt to total capitalization ratio was 28%, as compared to 30% at December 31, 2001, 39% at December 31, 2000, 44% at December 31, 1999 and 11% at June 30, 1999, the last fiscal quarter end prior to the AVEX acquisition. The level of our indebtedness, among other things, could:

- make it difficult for us to obtain any necessary financing in the future for other acquisitions, working capital, capital expenditures, debt service requirements or other purposes;
- limit our flexibility in planning for, or reacting to changes in, our business; and
-      make us more vulnerable in the event of a downturn in our business.

There can be no assurance that we will be able to meet our debt service obligations.

PROVISIONS IN OUR CHARTER DOCUMENTS AND STATE LAW MAY MAKE IT HARDER FOR OTHERS TO OBTAIN CONTROL OF BENCHMARK EVEN THOUGH SOME SHAREHOLDERS MIGHT CONSIDER SUCH A DEVELOPMENT TO BE FAVORABLE.

Our shareholder rights plan, provisions of our amended and restated articles of incorporation and the Texas Business Corporation Act may delay, inhibit or prevent someone from gaining control of Benchmark through a tender offer, business combination, proxy contest or some other method. These provisions include:

-      a "poison pill" shareholder rights plan;
- a statutory restriction on the ability of shareholders to take action by less than unanimous written consent; and
- a statutory restriction on business combinations with some types of interested shareholders.

WE MAY EXPERIENCE FLUCTUATIONS IN QUARTERLY RESULTS.

Our quarterly results may vary significantly depending on various factors, many of which are beyond our control. These factors include:

-      the volume of customer orders relative to our capacity;
-      customer introduction and market acceptance of new products;
-      changes in demand for customer products;
-      the timing of our expenditures in anticipation of future orders;
-      our effectiveness in managing manufacturing processes;
-      changes in cost and availability of labor and components;
-      changes in our product mix;
-      changes in economic conditions; and
- local factors and events that may affect our production volume, such as local holidays.

Additionally, as is the case with many high technology companies, a significant portion of our shipments typically occurs in the last few weeks of a quarter. As a result, our sales may shift from one quarter to the next, having a significant effect on reported results.

OUR STOCK PRICE IS VOLATILE.

Our common stock has experienced significant price volatility, and such volatility may continue in the future. The price of our common stock could fluctuate widely in response to a range of factors, including variations in our reported financial results and changing conditions in the economy in general or in our industry in particular. In addition, stock markets generally experience significant price and volume volatility from time to time which may affect the market price of our common stock for reasons unrelated to our performance.

WE ARE EXPOSED TO INTEREST RATE FLUCTUATIONS.

We have exposure to interest rate risk under our variable rate revolving credit and term loan facilities. These facilities are based on the spread over the bank's Eurodollar rate or its prime rate. We currently have an interest rate swap transaction agreement for a notional amount of $29.0 million under which we pay a fixed rate of interest of 6.63%, plus 1.25% to 3.00% based upon our debt ratio as specified in the debt agreement, hedging against the variable interest rates charged by the term loan. The receive rate under the swap is based on LIBOR. The interest rate swap expires in the year 2003.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to interest rate risk under our variable rate revolving credit and term loan facilities. The interest rates payable under these facilities are based on a spread, which varies based upon our debt ratio, over the bank's Eurodollar rate or its prime rate, which vary with market rates. Inflation and changing prices have not significantly affected our operating results or the markets in which we perform services.

     We currently have an interest rate swap transaction agreement for a notional amount of $29.0 million under which we pay a fixed rate of interest of 6.63%, plus 1.25% to 3.00% based upon our debt ratio as specified in the debt agreement, hedging against the variable interest rates charged by the term loan. The interest rate swap expires in the year 2003. The receive rate under the swap is based on LIBOR.

     Our international sales are a significant portion of our net sales; we are exposed to risks associated with operating internationally, including the following:

     - Foreign currency exchange risk;
     - Import and export duties, taxes and regulatory changes;
     - Inflationary economies or currencies; and
     - Economic and political instability.

     We do not use derivative financial instruments for speculative purposes. Our policy is to maintain a hedged position for certain significant transaction exposures. These exposures are primarily, but not limited to, vendor payments and inter-company balances in currencies other than the functional currency of the operating entity. Our international operations in some instances operate in a natural hedge because both operating expenses and a portion of sales are denominated in local currency. Certain significant transactions involving our international operations may now require us to engage in hedging transactions to attempt to mitigate our exposure to fluctuations in foreign exchange rates. Our primary foreign currency cash flows are in certain European countries, Brazil, and Singapore.

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

     Benchmark filed suit against J. M. Huber Corporation (Seller) in the United States District Court for the Southern District of Texas for breach of contract, fraud and negligent misrepresentation on December 14, 1999 and is seeking an unspecified amount of damages in connection with the contract between Benchmark and Seller pursuant to which Benchmark acquired all of the stock of AVEX and Kilbride Holdings B.V. On January 5, 2000, Seller filed suit in the United States District Court for the Southern District of New York alleging that Benchmark failed to comply with certain obligations under the contract requiring Benchmark to register shares of its common stock issued to Seller as partial consideration for the acquisition. Seller's suit has been consolidated with Benchmark's suit in the United States District Court for the Southern District of Texas (the "Court"). On March 18, 2002, the Court entered an interlocutory judgement denying our claims against Seller, but preserving Seller's counterclaims against Benchmark. On April 15, 2002, Benchmark and Seller jointly filed with the Court a stipulation to dismiss Seller's claims and counterclaims against Benchmark without prejudice allowing the Court to render a final judgement in the case so that Benchmark may file an appeal to the Fifth Circuit Court of Appeals (the "Fifth Circuit"). Under the stipulation, Seller also agreed to refrain from refiling its claims while Benchmark pursued any appeals with the Fifth Circuit. On May 1, 2002, the Court entered a final judgement dismissing without prejudice the claims and counterclaims of Seller. We are currently assessing the advisability of pursuing an appeal in the Fifth Circuit.

     On April 14, 2000, Benchmark, along with numerous other companies, was named as a defendant in a lawsuit filed in the United States District Court for the District of Arizona by the Lemelson Medical, Education & Research Foundation (the Foundation). The lawsuit alleges that Benchmark has infringed certain of the Foundation's patents relating to machine vision and bar code technology utilized in machines Benchmark has purchased. On November 2, 2000, Benchmark filed an Answer, Affirmative Defenses, and a Motion to Stay based upon Declaratory Judgement Actions filed by Cognex and Symbol, manufacturers of the equipment at issue. On March 29, 2001, the Court granted the defendants' Motion to Stay and ordered that the lawsuit be stayed pending the entry of a final non-appealable judgement in the cases filed by Cognex and Symbol. We continue to explore any indemnity or similar rights Benchmark may have against manufacturers of the machines or other third parties. Management intends to vigorously defend against such claim and pursue all rights it has against third parties.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits.

                  None.

         (b)   Reports on Form 8-K.

                  Benchmark Electronics, Inc.'s Current Report on Form 8-K filed March 27, 2002 announcing interlocutory order in respect to Benchmark Electronics, Inc.'s suit against J. M. Huber Corporation.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 15, 2002.

                                                   BENCHMARK ELECTRONICS, INC.
                                                     (Registrant)

                                                   By: /s/ Donald E. Nigbor
                                                       --------------------
                                                   Donald E. Nigbor
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)


                                                   By: /s/ Gayla J. Delly
                                                       ----------------------
                                                   Gayla J. Delly
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)