Form 10-Q
period 2002-06-30
BENCHMARK ELECTRONICS INC
filed 2002-08-13
CIK 863436

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002.
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number: 1-10560

BENCHMARK ELECTRONICS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Texas (State or Other Jurisdiction of Incorporation)	74-2211011 (I.R.S. Employer Identification Number)
3000 Technology Drive Angleton, Texas (Address of Principal Executive Offices)	77515 (Zip Code)

        (979) 849-6550
(Registrant's Telephone Number, Including Area Code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒ No    ☐

        As of August 12, 2002 there were 24,252,720 shares of Benchmark Electronics, Inc. Common Stock, par value $0.10 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(amounts in thousands)

	June 30, 2002	December 31, 2001
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$225,976	$59,879
Accounts receivable, net of allowance for doubtful accounts of $3,994 and $2,211, respectively	191,585	180,021
Income taxes receivable	2,806	1,711
Inventories, net	195,682	197,278
Prepaid expenses and other assets	17,724	12,928
Deferred tax asset	9,319	9,080

Total current assets	643,092	460,897

Property, plant and equipment	206,160	210,556
Accumulated depreciation	(125,427)	(116,751)

Net property, plant and equipment	80,733	93,805

Other assets, net	15,031	12,194
Goodwill, net	119,506	119,209

	$858,362	$686,105

Liabilities and Shareholders' Equity
Current liabilities:
Current installments of other long-term debt	$23,415	$22,367
Accounts payable	188,988	144,150
Accrued liabilities	37,836	26,541

Total current liabilities	250,239	193,058
Convertible subordinated notes	80,200	80,200
Other long-term debt, excluding current installments	32,514	44,695
Other long-term liability	8,415	7,771
Deferred tax liability	10,287	8,699
Shareholders' equity:
Preferred shares, $0.10 par value; 5,000 shares authorized, none issued	—	—
Common shares, $0.10 par value; 30,000 shares authorized; issued—24,240 and 19,751, respectively; outstanding—24,191 and 19,702, respectively	2,419	1,970
Additional paid-in capital	432,412	319,875
Retained earnings	57,969	44,363
Accumulated other comprehensive loss	(15,973)	(14,406)
Less treasury shares, at cost; 49 shares	(120)	(120)

Total shareholders' equity	476,707	351,682
Commitments and contingencies

	$858,362	$686,105

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Sales	$404,375	$317,433	$733,563	$749,338
Cost of sales	373,573	295,381	677,886	695,123

Gross profit	30,802	22,052	55,677	54,215
Selling, general and administrative expenses	16,122	14,666	30,298	28,825
Restructuring charges	—	3,347	—	4,613
Asset write-offs	1,608	—	1,608	—
Amortization of goodwill	—	3,223	—	6,445

Income from operations	13,072	816	23,771	14,332
Interest expense	(2,777)	(4,600)	(5,691)	(10,313)
Other income	2,607	794	3,179	294

Income (loss) before income taxes	12,902	(2,990)	21,259	4,313
Income tax expense (benefit)	4,644	(897)	7,653	1,294

Net income (loss)	$8,258	$(2,093)	$13,606	$3,019

Earnings (loss) per share:
Basic	$0.35	$(0.11)	$0.63	$0.15
Diluted	$0.33	$(0.11)	$0.60	$0.15
Weighted average number of shares outstanding:
Basic	23,654	19,605	21,719	19,601
Diluted	24,691	19,605	22,585	20,312

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net income	$13,606	$3,019
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,786	26,927
Asset write-offs	1,608	—
Deferred income taxes	1,285	1,276
(Gain) loss on the sale of property, plant and equipment	(47)	7
Federal tax benefit of stock options exercised	631	33
Accrued compensation expense	—	361
Changes in operating assets and liabilities:
Accounts receivable	(12,163)	84,019
Inventories	1,129	80,928
Prepaid expenses and other assets	(4,629)	5,564
Accounts payable	44,913	(109,394)
Accrued liabilities	12,178	(7,021)
Income taxes	(1,095)	(5,861)

Net cash provided by operations	73,202	79,858

Cash flows from investing activities:
Acquisition escrow deposit	(3,444)	—
Capital expenditures, net	(3,943)	(13,763)
Additions to capitalized software	(125)	(954)

Net cash used in investing activities	(7,512)	(14,717)

Cash flows from financing activities:
Net proceeds from public offering of common shares	110,177	—
Repayment of revolving line of credit, net	—	(52,500)
Proceeds from stock options exercised	1,568	117
Proceeds from employee stock purchase plan	610	703
Principal payments on other long-term debt	(11,133)	(9,700)

Net cash provided by (used in) financing activities	101,222	(61,380)

Effect of exchange rate changes	(815)	(2,259)

Net increase in cash and cash equivalents	166,097	1,502
Cash and cash equivalents at beginning of year	59,879	23,541

Cash and cash equivalents at June 30	$225,976	$25,043

Supplemental disclosures of cash flow information:
Income taxes paid	$6,880	$4,847

Interest paid	$5,121	$10,283

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(amounts in thousands, unless otherwise noted)

(unaudited)

Note 1—Basis of Presentation

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

        Certain reclassifications of prior period amounts have been made to conform to the current presentation.

Note 2—Earnings Per Share

        Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding stock options to purchase common stock. Incremental shares of 0.9 million and 0.7 million for the six months ended June 30, 2002 and 2001 respectively and 1.0 million for the three months ended June 30, 2002 were used in the calculation of diluted earnings per share. For the three-month period ended June 30, 2001, a total of 0.7 million options were not included in the calculation of diluted earnings per share because the effect would have been antidilutive. Options to purchase 0.5 million and 0.6 million shares of common stock for the three and six-month periods ended June 30, 2002, respectively, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common stock. Options to purchase 0.8 million shares of common stock for the three and six-month periods ended June 30, 2001 were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common stock. The effect of the if-converted method for the 6% Convertible Subordinated Notes is antidilutive and approximately 2.0 million of potential common shares have not been considered in computing diluted earnings per share for the three and six-month periods ended June 30, 2002 and 2001.

Note 3—Borrowing Facilities

        The Company has a five-year term loan (the Term Loan) through a syndicate of commercial banks. Principal on the Term Loan is payable in quarterly installments in annual amounts of $20 million in 2002, $22 million in 2003 and $21 million in 2004. The Term Loan bears interest, at the Company's option, at either the bank's Eurodollar rate plus 1.25% to 3.00% or its prime rate plus 0.00% to 1.75%, based upon the Company's debt ratio as specified in the agreement and interest is payable quarterly. The Term Loan matures on September 30, 2004. As of June 30, 2002, the Company had $53.0 million outstanding under the Term Loan, bearing interest at rates ranging from 3.50% to 8.255%.

        The Company has a $175 million revolving line of credit facility (the Revolving Credit Facility) with a syndicate of commercial banks. The Company is entitled to borrow under the Revolving Credit Facility up to the lesser of $175 million or the sum of 75% of its eligible accounts receivable, 45% of its eligible inventories and 50% of its eligible fixed assets. Interest on the Revolving Credit Facility is payable quarterly, at the Company's option, at either the bank's Eurodollar rate plus 1.25% to 3.00% or its prime rate plus 0.00% to 1.75%, based upon the Company's debt ratio as specified in the agreement. A commitment fee of 0.375% to 0.500% per annum on the unused portion of the Revolving Credit Facility is payable quarterly in arrears. The Revolving Credit Facility matures on September 30, 2004. As of June 30, 2002, the Company had no borrowings outstanding under the Revolving Credit Facility, $0.4 million outstanding letters of credit and $174.6 million was available for future borrowings.

        The Term Loan and the Revolving Credit Facility (collectively the Facility) are secured by the Company's domestic inventory and accounts receivable, 100% of the stock of the Company's domestic subsidiaries, and 65% of the voting capital stock of each direct foreign subsidiary and substantially all of the other tangible and intangible assets of the Company and its domestic subsidiaries. The Facility contains customary financial covenants as to working capital, interest coverage, debt leverage, fixed charges, and consolidated net worth, and restricts the ability of the Company to incur additional debt, pay dividends, sell assets, and to merge or consolidate with other persons, without the consent of the banks. At June 30, 2002, the Company was in compliance with all such restrictions.

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

        The Company currently has an interest rate swap transaction agreement for a notional amount of $26.5 million under which it pays a fixed rate of interest of 6.63% plus 1.25% to 3.00% based upon its debt ratio as specified in the debt agreement, hedging against the variable interest rates charged by the term loan. The receive rate under the swap is based on LIBOR. The interest rate swap expires in the year 2003.

Note 4—Inventories

        Inventory costs are summarized as follows:

	June 30, 2002	December 31, 2001
Raw materials	$132,193	$166,129
Work in process	41,933	28,147
Finished goods	32,834	12,026
Obsolescence reserve	(11,278)	(9,024)

	$195,682	$197,278

Note 5—Income Taxes

        Income tax expense consists of the following:

	Six Months Ended June 30,
	2002	2001
Federal—Current	$5,008	$460
Foreign—Current	168	(711)
State—Current	1,192	269
Deferred	1,285	1,276

Total	$7,653	$1,294

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

        The Company's manufacturing operations in Ireland are subject to a 10% tax rate through December 2010. Thereafter, the applicable statutory tax rate will be 12.5%. As a result of these reduced rates, income tax expense for the three and six-month periods ended June 30, 2002 is approximately $0.3 million (approximately $0.01 per share diluted) and $0.5 million (approximately $0.02 per share diluted), respectively, lower than the amount computed by applying the statutory tax rate (16% in 2002). Income tax expense for the three and six-month periods ended June 30, 2001 is approximately $0.1 million (approximately $0.01 per share diluted) and $0.4 million (approximately $0.02 per share diluted), respectively, lower than the amount computed by applying the statutory tax rate (20% in 2001).

Note 6—Derivative Instruments and Certain Hedging Activities

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

        The Company has designated its swap agreement as a cash flow hedge. During the three and six-month periods ended June 30, 2002, the Company recognized $338 and $700 in losses, included in interest expense, on the interest rate swap attributable to interest costs occurring during the first six months of 2002. During the three and six-month periods ended June 30, 2001, the Company recognized $167 and $187 in losses, included in interest expense, on the interest rate swap attributable to interest costs occurring during the first six months of 2001. No gain or loss on ineffectiveness was required to be recognized during 2002 or 2001. As of June 30, 2002, the fair value of the interest rate swap agreement was a loss of $1.2 million that is anticipated to be transferred into earnings over the next twelve months as interest costs on the term loan are recognized.

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

Note 7—Business Segments and Geographic Areas

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

        Information about operating segments for the three and six-month periods ended June 30, 2002 and 2001 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net sales:
Americas	$430,377	279,933	762,470	666,688
Europe	92,730	50,646	175,174	130,656
Asia	3,550	9,966	7,194	18,449
Elimination of intersegment sales	(122,282)	(23,112)	(211,275)	(66,455)

	$404,375	317,433	733,563	749,338

Depreciation and amortization:
Americas	$6,861	8,571	13,821	17,438
Europe	799	1,270	1,625	2,614
Asia	168	214	340	430
Corporate—goodwill	—	3,223	—	6,445

	$7,828	13,278	15,786	26,927

Income (loss) from operations:
Americas	$17,649	7,725	32,305	23,193
Europe	1,733	(1,512)	3,632	1,863
Asia	(174)	1,444	(268)	1,981
Corporate and intersegment eliminations	(6,136)	(6,841)	(11,898)	(12,705)

	$13,072	816	23,771	14,332

Capital Expenditures
Americas	$1,820	9,681	2,781	11,405
Europe	189	576	307	1,556
Asia	845	71	855	802

	$2,854	10,328	3,943	13,763

	June 30, 2002	December 31, 2001
Total assets:
Americas	$692,402	532,047
Europe	125,476	113,824
Asia	17,607	17,346
Corporate	22,877	22,888

	$858,362	686,105

        The following enterprise-wide information is provided in accordance with SFAS No. 131. Geographic net sales information reflects the destination of the product shipped. Long-lived assets information is based on the physical location of the asset.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net sales derived from:
Printed circuit boards	$287,831	260,179	539,128	623,868
Systems integration and box build	116,544	57,254	194,435	125,470

	$404,375	317,433	733,563	749,338

Geographic net sales:
United States	$353,978	234,770	630,717	570,294
Europe	45,693	48,464	89,417	105,102
Asia and other	4,704	34,199	13,429	73,942

	$404,375	317,433	733,563	749,338

	June 30, 2002	December 31, 2001
Long-lived assets:
United States	$76,324	84,877
Europe	11,186	12,215
Asia and other	8,254	8,907

	$95,764	105,999

Note 8—Comprehensive Income (Loss)

        Comprehensive income (loss), which includes net income, the change in the cumulative translation adjustment and the effect of accounting for cash flow hedging derivatives, for the three and six-month periods ended June 30, 2002 and 2001, was $6.8 million and $(2.9) million and $12.0 million and $(4.4) million, respectively. Total comprehensive income (loss) for the three and six-month periods ended June 30, 2002 and 2001 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net income (loss)	$8,258	(2,093)	13,606	3,019
Cumulative translation adjustment	(1,403)	(917)	(1,834)	(6,758)
Hedge accounting for derivative financial instruments, net of tax	(50)	141	267	(218)
Cumulative effect attributable to adoption of SFAS No. 133 (See note 6), net of tax	—	—	—	(402)

Comprehensive income (loss)	$6,805	(2,869)	12,039	(4,359)

        Included in the hedge accounting for derivative financial instruments of $(50) and $267 are reclassification adjustments of approximately $202 and $418, respectively.

Note 9—Contingencies

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

        The Company filed suit against J.M. Huber Corporation (the Seller) in the United States District Court for the Southern District of Texas for breach of contract, fraud and negligent misrepresentation on December 14, 1999 and is seeking an unspecified amount of damages in connection with the Amended and Restated Stock Purchase Agreement dated August 12, 1999 between the parties whereby the Company acquired all of the stock of AVEX from Seller. On January 5, 2000, Seller filed suit in the United States District Court for the Southern District of New York alleging that the Company failed to comply with certain obligations under the contract requiring the Company to register shares of its common stock issued to Seller as partial consideration for the acquisition. Seller's suit has been consolidated with the Company's suit in the United States District Court for the Southern District of Texas (the "Court"). On March 18, 2002, the Court entered an interlocutory judgement denying the Company's claims against Seller, but preserving Seller's counterclaims against the Company. On April 15, 2002, the Company and Seller jointly filed with the Court a stipulation to dismiss Seller's claims and counterclaims against the Company without prejudice allowing the Court to render a final judgement in the case so that the Company may file an appeal to the Fifth Circuit Court of Appeals (the "Fifth Circuit"). Under the stipulation, Seller also agreed to refrain from refiling its claims while the Company pursued any appeals with the Fifth Circuit. On May 1, 2002, the Court entered a final judgement dismissing without prejudice the claims and counterclaims of Seller. On May 29, 2002, the Company filed a notice of appeal of the Court's final judgment to the Fifth Circuit, and on August 7, 2002, the Company filed its appellate brief with the Fifth Circuit.

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

Note 10—Restructuring Charges and Asset Write-offs

        During the three month period ended June 30, 2002, the Company recorded asset write-offs of approximately $1.6 million ($1.0 million after-tax) for the write-down of long-lived assets held for sale to fair value.

        During the six month period ended June 30, 2001, the Company recorded restructuring charges of $4.6 million ($3.2 million after-tax). These charges related to reductions in the Company's cost structure, including reductions in force and included costs resulting from payment of employee severance, consolidation of facilities and abandonment of leased equipment. These restructuring costs included asset write-offs of $0.2 million, severance costs of $3.8 million and losses from lease commitments of $0.6 million.

Note 11—Impact of Recently Issued Accounting Standards

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

        SFAS No. 142 required the Company to perform a transitional goodwill impairment evaluation as of the date of adoption. To accomplish this the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Company determined the fair value of each reporting unit and compared it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than December 31, 2002. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

        As of January 1, 2002, the Company had unamortized goodwill in the amount of $119.2 million subject to the transition provisions of Statements 141 and 142. The change in the amount of unamortized goodwill during the three and six month periods ended June 30, 2002 is due to the impact of foreign currency translation adjustments. The adoption of the Statement 142 resulted in the elimination of approximately $12.2 million of goodwill amortization, annually, subsequent to December 31, 2001. Amortization expense related to goodwill was $3.2 million and $6.4 million for the three and six-month periods ended June 30, 2001, respectively. The Company has completed the first step of the transitional goodwill impairment test and has determined that no impairment exits. As a result, the Company has recognized no transitional impairment loss during the six months ended June 30, 2002 in connection with the adoption of SFAS 142. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

        The pro forma effects of the adoption of SFAS 142 on net income and earnings per share for the Company for the three and six-month periods ended June 30, 2001 is as follows:

	Three Months Ended June 30, 2001	Six Months Ended June 30, 2001
Net income (loss) as reported	$(2,093)	3,019
Add back: Amortization of goodwill, net of tax	2,265	4,941

Adjusted net income (loss)	$172	7,960

Basic earnings per share, as reported	$(0.11)	0.15
Add back: Amortization of goodwill, net of tax	0.12	0.25

Pro forma	$0.01	0.40

Diluted earnings per share, as reported	$(0.11)	0.15
Add back: Amortization of goodwill, net of tax	0.12	0.24

Pro forma	$0.01	0.39

        As of January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", but retains many of its fundamental provisions. SFAS No. 144 also clarifies certain measurement and classification issues from SFAS No. 121. In addition, SFAS No. 144 supercedes the accounting and reporting provisions for the disposal of a business segment as found in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (APB 30). However, SFAS No. 144 retains the requirement in APB 30 to separately report discontinued operations, and broadens the scope of such requirement to include more types of disposal transactions. The scope of SFAS No. 144 excludes goodwill and other intangible assets that are not to be amortized, as the accounting for such items is prescribed by SFAS No. 142. The adoption of SFAS No. 144 did not have a material effect on the Company's consolidated financial statements.

        In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," was issued. SFAS 145 rescinds SFAS 4 and SFAS 64 related to classification of gains and losses on debt extinguishment such that most debt extinguishment gains and losses will no longer be classified as extraordinary. SFAS 145 also amends SFAS 13 with respect to sales-leaseback transactions. The Company adopted the provisions of SFAS 145 effective April 1, 2002, and the adoption had no impact on the Company's reported results of operations or financial position.

        In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued. This statement provides guidance on the recognition and measurement of liabilities associated with disposal activities and is effective for the Company on January 1, 2003. The Company is currently reviewing the provisions of SFAS No. 146 to determine the standard's impact upon adoption.

Note 12—Stock Offering

        On April 15, 2002, the Company completed the public offering of 4,312,500 shares of its common stock for net proceeds of approximately $110.2 million. The Company invested the net proceeds in interest bearing short-term investments and cash equivalents.

Note 13—Subsequent Events

        On July 29, 2002, the Company completed its previously announced acquisition (the "Acquisition") of

  (1)
  all of the issued and outstanding capital stock of ACT Manufacturing Holdings UK Limited, a company organized under the laws of England and Wales ("ACT-UK"), which owns all of the issued and outstanding capital stock of ACT Manufacturing UK Limited, a company organized under the laws of England and Wales; and
  (2)
  68,370,918 shares, constituting at least 99.77% of the issued and outstanding capital stock of ACT Manufacturing (Thailand) Public Company Limited, a company organized under the laws of Thailand ("ACT-Thailand", and together with ACT UK, the "Purchased Subsidiaries"), which owns all of the issued and outstanding share capital of GSS Array Technology, Inc., a Delaware corporation, GSS Array Technology Limited, a company organized under the laws of England and Wales, ACT Manufacturing (S) Pte. Ltd., a company organized under the laws of the Republic of Singapore ("ACT-Singapore"), Array Technology International, Inc., a company organized under the laws of the British Virgin Islands and Array Technology Holdings, Inc., a company organized under the laws of the British Virgin Islands.

        The Company acquired the Purchased Subsidiaries from ACT Manufacturing, Inc. ("ACT") pursuant to the terms of an Asset and Share Purchase Agreement dated as of July 2, 2002 by and between the Company and ACT (the "Purchase Agreement"). ACT had previously filed for reorganization under Chapter 11 of the United States Bankruptcy Code; the Purchase Agreement and the transactions contemplated thereby were approved by the bankruptcy court. As consideration for the Acquisition, the Company paid $45.2 million in cash. The purchase price was funded through the Company's available cash. In connection with the Acquisition, the Company amended its Amended and Restated Credit Agreement dated June 23, 2000 to permit the acquisition of the Purchased Subsidiaries.

        ACT-Thailand owns and operates a facility in Ayudhaya, Thailand and ACT-UK operates a leased facility in Leicester, England. The 240,000 square foot manufacturing facility in Ayudhaya, Thailand (near Bangkok) provides electronics manufacturing services, including printed circuit board (PCB)

assembly and test, systems assembly and test, prototyping, warranty repair, materials procurement and engineering support services. The facility has experience in radio frequency (RF) and wireless product manufacturing, as well as a full suite of RF testing capabilities. The 55,000 square foot manufacturing facility in Leicester, England provides electronics manufacturing services, including PCB design, assembly and test, and systems assembly and test. In addition to the Ayudhaya and Leicester facilities, the Purchased Subsidiaries maintain leased international purchasing offices in San Jose, California, Hong Kong and The Republic of Singapore.

        The Company is accounting for the acquisition utilizing the accounting principles promulgated by SFAS 141 and 142. Therefore, the effects of the acquisition will be reflected on the Company's financial statements from and after the acquisition date.

        On August 13, 2002, the shareholders of the Company approved an amendment to the Company's Amended and Restated Articles of Incorporation to increase the number of authorized shares of Common Stock of the Company from 30 million to 85 million shares.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	92.4	93.1	92.4	92.8

Gross profit	7.6	6.9	7.6	7.2
Selling, general and administrative expense	4.0	4.6	4.1	3.8
Asset write-offs	0.4	0.0	0.2	0.0
Restructuring charges	0.0	1.1	0.0	0.6
Amortization of goodwill	0.0	1.0	0.0	0.9

Income from operations	3.2	0.2	3.2	1.9
Interest expense	(0.7)	(1.4)	(0.8)	(1.4)
Other income (expense)	0.7	0.3	0.4	0.0

Income (loss) before income taxes	3.2	(0.9)	2.9	0.6
Income tax expense (benefit)	1.2	(0.3)	1.0	0.2

Net income (loss)	2.0%	(0.6)%	1.9%	0.4%

Sales

        Sales for the second quarter of 2002 were approximately $404.4 million, a 27.4% increase from sales of approximately $317.4 million for the same quarter in 2001. Of this net increase, there is a 45.1% decrease resulting from the consolidation and downsizing of certain manufacturing facilities during 2001, a 68.2% increase attributable to the operation of the systems integration facilities and an approximately 76.9% net increase in sales volumes. Sales for the first six months of 2002 were approximately $733.6 million, a 2.1% decrease from sales of approximately $749.3 million for the same period of 2001. Of this net decrease, there is a 275.7% decrease resulting from the consolidation and downsizing of certain manufacturing facilities during 2001, a 437.2% increase attributable to the operation of the systems integration facilities, and an approximately 261.5% net decrease in sales volumes resulting from the continued slowdown in the technology marketplace.

        We have 14 manufacturing facilities in the Americas, Europe and Asia to serve our customers. We are operated and managed geographically. Our facilities in the Americas provided 87.7% and 85.4% of net sales, respectively, during the second quarters of 2002 and 2001, and 86.5% and 85.7% of net sales, respectively, during the first six months of 2002 and 2001. Our Americas region includes facilities in Angleton, Texas, Beaverton, Oregon, Campinas, Brazil, Guadalajara, Mexico, Hudson, New Hampshire,

Huntsville, Alabama, Manassas, Virginia and Winona, Minnesota. There are two facilities in Huntsville, Alabama—a systems integration facility opened during 2000 and the PCB facility acquired in 1999. During 2001, we consolidated the Pulaski, Tennessee manufacturing facility into the Huntsville, Alabama facility. The Pulaski facility is currently being held for sale. Our facilities in Europe provided 11.6% and 11.7% of net sales, respectively during the second quarters of 2002 and 2001, and 12.7% and 11.9% of net sales, respectively, during the first six months of 2002 and 2001. Our Europe region includes facilities in Cork, Ireland, Dublin, Ireland and East Kilbride, Scotland. Our facilities in Asia provided 0.8% and 2.9% of net sales, respectively during the second quarters of 2002 and 2001, and 0.9% and 2.4% of net sales, respectively, during the first six months of 2002 and 2001. The Singapore facility includes both a systems integration and PCB operations. These operations were in separate facilities during 2001.

        A substantial percentage of our sales have been made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. During the six months ended June 30, 2002, our three largest customers together represented 72.7% of our sales, with one customer exceeding 50% of our sales. Our future sales are dependent on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. As we ramp new programs and the new programs mature, we expect the percentage of sales of our three largest customers to decline. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on us. Recently our customers have experienced a decline in demand for their products, which has had an adverse effect on our results of operations.

        As a result of our international sales and facilities, our operations are subject to the risks of doing business abroad. These dynamics have not had a material adverse effect on our results of operations through June 30, 2002. However, we cannot assure you that there will not be an adverse impact in the future. See RISK FACTORS for factors pertaining to our international sales and fluctuations in the exchange rates of foreign currency and for further discussion of potential adverse effects in operating results associated with the risks of doing business abroad. During the six months ended June 30, 2002 and 2001, 17.8% and 21.7%, respectively, of our sales were from our international operations. The decrease in the percentage of international sales for 2002 as compared to 2001 primarily reflects the downsizing of the Cork, Ireland facility offset by additional sales resulting from the operation of the systems integration facilities in Dublin, Ireland and Singapore.

Americas

        Sales in the Americas for the quarter ended June 30, 2002 increased $83.4 million compared to the same period of 2001. Of this net increase, there is a 55.3% increase attributable to the operation of the systems integration facilities, a 43.4% decrease resulting from the consolidation and downsizing of certain manufacturing facilities during 2001 and an approximately 88.1% net increase in sales volume. Sales in the Americas for the six-month period ended June 30, 2002 decreased $7.7 million compared to the same period of 2001. Of this net decrease, there is a 673.1% increase attributable to the operation of the systems integration facilities, a 470.5% decrease resulting from the consolidation and downsizing of certain manufacturing facilities during 2001 and an approximately 302.6% net decrease in sales volume. During 2001, we consolidated the Pulaski, Tennessee manufacturing facility into the Huntsville, Alabama facility. The Pulaski facility is currently being held for sale.

Europe

        Sales in Europe increased $9.7 million for the second quarter of 2002 compared to the same period of 2001. Of this net increase, there is an approximately 142.1% net increase in European sales resulting from the increases in sales volumes from systems integration customers, a 30.7% decrease resulting from the downsizing of the Cork, Ireland facility during 2001 and an approximately 11.4%

decrease due to the net decrease in sales volume resulting from the continued slowdown in the technology marketplace. Sales in Europe for the six-month period ended June 30, 2002 increased $3.5 million compared to the same period of 2001. Of this net increase, there is an approximately 479.0% net increase in European sales resulting from the increases in sales volumes from systems integration customers, a 202.5% decrease resulting from the downsizing of the Cork, Ireland facility during 2001 and an approximately 176.5% decrease due to the net decrease in sales volume resulting from the continued slowdown in the technology marketplace.

Asia

        Sales in Asia decreased by $6.2 million for the three-month periods ended June 30, 2002 compared to 2001. Of this net decrease, there is an approximately 9.8% net decrease in Asia sales resulting from the decreases in sales volumes from systems integration customers and an approximately 90.2% decrease due to the net decrease in sales volume resulting from the continued slowdown in the technology marketplace. Sales in Asia decreased by $11.5 million for the six-month periods ended June 30, 2002 compared to 2001. Of this net decrease, there is an approximately 1.3% net increase in Asia sales resulting from the increases in sales volumes from systems integration customers and an approximately 101.3% decrease due to the net decrease in sales volume resulting from the continued slowdown in the technology marketplace.

Gross Profit

        Gross profit increased 39.7% to $30.8 million for the second quarter of 2002 from $22.1 million in the same quarter of 2001. Gross profit as a percentage of sales for the three months ended June 30, 2001 and 2002, respectively, increased from 6.9% to 7.6%. Gross profit increased 2.7% to approximately $55.7 million in the first six months of 2002 from approximately $54.2 million in the same period in 2001. Gross profit as a percentage of sales for the six months ended June 30, 2002 and 2001, respectively, was 7.6% and 7.2%. The increase in gross profit was a result of the combined effect of fluctuations in capacity utilization, higher sales volumes, changes in product mix, favorable component market conditions, cost reductions, and efforts to integrate recent acquisitions. The combined effect of these factors, which are continually changing and are interrelated, make it impracticable to determine with precision the separate effect of each factor. We expect that a number of high volume programs serving customers in price sensitive markets will remain subject to competitive restraints on the margin that may be realized from these programs and that these restraints will exert downward pressure on our margins in the near future. For the foreseeable future, our gross margin is expected to depend primarily on the length and severity of the general slowdown in the technology marketplaces, facility utilization, product mix, start-up of new programs, pricing within the electronics industry, and the integration of acquisitions. The gross margins at each facility and for Benchmark as a whole are expected to continue to fluctuate. Increases in start-up costs associated with new programs and pricing within the electronics industry also could adversely impact our gross margin.

        The second quarter 2002 and 2001 gross profit reflects charges related to reserves for excess and obsolete inventory. During the second quarter of 2002 and 2001, $1.6 million and $0.9 million of additional inventory reserves were recorded, respectively. These charges related to inventory written down to lower of cost (principally first-in, first-out method) or market, raw materials held specific to customers who were no longer in business, and changes in customer demand for inventory that resulted in excess quantities on hand. Inventory is procured by us based on specific customer orders. Correspondingly, customer modifications to orders for inventory previously procured by us (e.g. cancellations as well as inventory that is highly customized and therefore not available for use by other customers) resulted in excess and obsolete inventory for the related customers that could not be recovered through put back to vendors or the specific customer concerned.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses were $16.1 million and $14.7 million in the second quarter of 2002 and 2001, respectively. The increase in selling, general and administrative expenses was the result of merger and acquisition activities, start-up activities for our greenfield operation in Suzhou, China and other volume related expenses. Selling, general and administrative expenses as a percentage of sales decreased from 4.6% for the second quarter of 2001 to 4.0% for the second quarter of 2002. The decrease in selling, general and administrative expenses as a percentage of sales reflects the impact of facility consolidation and downsizing. Selling, general and administrative expenses were $30.3 million in the first six months of 2002, an increase of 5.1% from $28.8 million for the same period in 2001. Selling, general and administrative expenses as a percentage of sales increased from 3.8% for first six months of 2001 to 4.1% for the same period of 2002. The increase in selling, general and administrative expenses was the result of merger and acquisition activities, start-up activities for China and other volume related expenses.

Restructuring Charges and Asset Write-offs

        During the three-month period ended June 30, 2002, we recorded asset write-offs of $1.6 million ($1.0 million after-tax) for the write-down of long-lived assets held for sale to fair value. Our Pulaski, Tennessee facility is currently held for sale and is expected to be sold by the end of the third quarter of 2002. Our Mansfield, Massachusetts facility was closed during 2001 and we have notified the lessor of our intention to abandon the facility.

Goodwill

        Effective January 1, 2002, we adopted accounting principles that change the way we account for amortization of goodwill. In accordance with SFAS No. 142, we no longer amortized goodwill effective January 1, 2002. The amortization of goodwill for the three and six-month periods ended June 30, 2001 was $3.2 million and $6.4 million. We are also required to test goodwill for impairment at least annually. As of June 30, 2002, no impairment of goodwill was required.

Interest Expense

        Interest expense for the three and six-month periods ended June 30, 2002 and 2001 was $2.8 million and $5.7 million, respectively, compared to $4.6 million and $10.3 million, respectively. The decrease is due to reductions in interest rates and repayments of outstanding debt.

Income Tax Expense

        Income tax expense of approximately $7.7 million represented an effective tax rate of 36.0% for the six-month period ended June 30, 2002, compared with an effective tax rate of 30.0% for the six-month period ended June 30, 2001. The increase in the effective tax rate is primarily due to the higher estimated income before income taxes for 2002 in the United States as compared to 2001.

Net Income

        We reported net income for the three and six-month periods ended June 30, 2002 of approximately $8.3 million and $13.6 million, or diluted earnings of $0.33 and $0.60, compared with net income (loss) of approximately $(2.1) million and $3.0 million, or diluted earnings (loss) of $(0.11) and $0.15 per share, for the same periods of 2001. The increases of $10.4 million and $10.6 million during the three and six months ended June 30, 2002 were due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

        We have financed our growth and operations through funds generated from operations, proceeds from the sale of our securities and funds borrowed under our credit facilities.

        Cash provided by operating activities was $73.2 million and $79.9 million for the six months ended June 30, 2002 and 2001, respectively. The cash provided by operations during the first six months of 2002 was primarily the result of increases in accounts payable partially offset by increases in accounts receivable. Our accounts receivable and inventories at June 30, 2002 (increased) decreased $(12.2) million and $1.1 million, respectively, over their levels at December 31, 2001, reflecting our increased backlog and effective working capital management during the first six months of 2002. We expect increases in accounts receivable and inventories in the near term to support the anticipated growth in sales. We are continuing the practice of purchasing components only after customer orders are received, which mitigates, but does not eliminate the risk of loss on inventories. During the six months ended June 30, 2002 and 2001, our gross profit was adversely effected by additional reserves of $3.1 million and $2.4 million, respectively, for excess and obsolete inventory that could not be put back to vendors or customers. Supplies of electronic components and other materials used in operations are subject to industry-wide shortages. In certain instances, suppliers may allocate available quantities to us.

        Cash used in investing activities was $7.5 million and $14.7 million for the six months ended June 30, 2002 and 2001, respectively. During the second quarter we made a deposit of $3.4 million in connection with the acquisition of the Thailand and UK operations which subsequently closed in July 2002. Net capital expenditures of $3.9 million for the six months ended June 30, 2002 were primarily concentrated in manufacturing production equipment. We expect capital expenditures to remain below historical levels for the foreseeable future as a result of the general slowdown in the technology marketplaces.

        Cash provided by (used in) financing activities was $101.2 million and $(61.4) million for the six months ended June 30, 2002 and 2001, respectively. On April 15, 2002, we completed the public offering of 4,312,500 shares of our common stock for net proceeds of approximately $110.2 million. We currently expect to use the proceeds from the sale of our common stock for working capital and other general corporate purposes, including to finance our growth, for capital expenditures made in the ordinary course of business and for acquisitions of businesses, products and technologies that complement or expand our business. During the first six months of 2002, we made principal payments on other long-term debt totaling $11.1 million and received $2.2 million from the exercise of stock options and the employee stock purchase plan. During the first six months of 2001, we decreased borrowings under our revolving line of credit by $52.5 million (net) and made principal payments on other long-term debt totaling $9.7 million.

        Principal on the term loan is payable in quarterly installments of $5.0 million and $5.5 million during 2002 and 2003, respectively. The final three installments of $7.0 million are due on the last day of March, June and September 2004.

        We have a $175 million revolving line of credit facility with a syndicate of commercial banks. We are entitled to borrow under the revolving credit facility up to the lesser of $175 million or the sum of 75% of our eligible accounts receivable, 45% of our eligible inventories and 50% of our eligible fixed assets. Interest on the revolving credit facility and the term loan is payable quarterly, at our option, at either the bank's Eurodollar rate plus 1.25% to 3.00% or its prime rate plus 0.00% to 1.75%, based upon our debt ratio as specified in the agreement. A commitment fee of 0.375% to 0.500% per annum on the unused portion of the revolving credit facility is payable quarterly in arrears. The revolving credit facility matures on September 30, 2004. As of June 30, 2002, we had no borrowings outstanding under the revolving credit facility, $0.4 million outstanding letters of credit and $174.6 million was available for future borrowings.

        The term loan and the revolving credit facility are secured by our domestic inventory and accounts receivable, 100% of the stock of our domestic subsidiaries, and 65% of the voting capital stock of each direct foreign subsidiary and substantially all of our and our domestic subsidiaries' other tangible and intangible assets. The term loan and revolving credit facility contain customary financial covenants as to working capital, interest coverage, debt leverage, fixed charges, and consolidated net worth, and restricts our ability to incur additional debt, pay dividends, sell assets, and to merge or consolidate with other persons, without the consent of the banks. At June 30, 2002, we were in compliance with all such restrictions. In connection with the acquisition of the Thailand and UK facilities that closed on July 29, 2002, the term loan and revolving credit facility were amended to permit the acquisition of these subsidiaries.

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

        Our acquisitions in 1999 significantly increased our leverage ratio and decreased our interest coverage ratio. At June 30, 2002 our debt to total capitalization ratio was 22%. The level of indebtedness, among other things, could make it difficult for us to obtain any necessary financing in the future for other acquisitions, working capital, capital expenditures, debt service requirements and other expenses; limit our flexibility in planning for, or reacting to changes in, our business; and make us more vulnerable in the event of an economic downturn in our business.

        On July 29, 2002, we completed the previously announced acquisition (the "Acquisition") of

  (1)
  all of the issued and outstanding capital stock of ACT Manufacturing Holdings UK Limited, a company organized under the laws of England and Wales ("ACT-UK"), which owns all of the issued and outstanding capital stock of ACT Manufacturing UK Limited, a company organized under the laws of England and Wales; and
  (2)
  68,370,918 shares, constituting at least 99.77% of the issued and outstanding capital stock of ACT Manufacturing (Thailand) Public Company Limited, a company organized under the laws of Thailand ("ACT-Thailand", and together with ACT UK, the "Purchased Subsidiaries"), which owns all of the issued and outstanding share capital of GSS Array Technology, Inc., a Delaware corporation, GSS Array Technology Limited, a company organized under the laws of England and Wales, ACT Manufacturing (S) Pte. Ltd., a company organized under the laws of the Republic of Singapore ("ACT-Singapore"), Array Technology International, Inc., a company organized under the laws of the British Virgin Islands and Array Technology Holdings, Inc., a company organized under the laws of the British Virgin Islands.

        We acquired the Purchased Subsidiaries from ACT Manufacturing, Inc. ("ACT") pursuant to the terms of an Asset and Share Purchase Agreement dated as of July 2, 2002 by and between Benchmark and ACT (the "Purchase Agreement"). ACT had previously filed for reorganization under Chapter 11 of the United States Bankruptcy Code; the Purchase Agreement and the transactions contemplated thereby were approved by the bankruptcy court. As consideration for the Acquisition, we paid

$45.2 million in cash. The purchase price was funded through our available cash. In connection with the Acquisition, we amended our Amended and Restated Credit Agreement dated June 23, 2000 to permit the acquisition of the Purchased Subsidiaries.

        ACT-Thailand owns and operates a facility in Ayudhaya, Thailand and ACT-UK operates a leased facility in Leicester, England. The 240,000 square foot manufacturing facility in Ayudhaya, Thailand (near Bangkok) provides electronics manufacturing services, including printed circuit board (PCB) assembly and test, systems assembly and test, prototyping, warranty repair, materials procurement and engineering support services. The facility has experience in radio frequency (RF) and wireless product manufacturing, as well as a full suite of RF testing capabilities. The 55,000 square foot manufacturing facility in Leicester, England provides electronics manufacturing services, including PCB design, assembly and test, and systems assembly and test. In addition to the Ayudhaya and Leicester facilities, the Purchased Subsidiaries maintain leased international purchasing offices in San Jose, California, Hong Kong and The Republic of Singapore.

        We are accounting for the acquisition utilizing the accounting principles promulgated by SFAS 141 and 142. Therefore, the effects of the acquisition will be reflected on our financial statements from and after the acquisition date.

        Management believes that our existing cash balances, funds generated from operations and available funds under our revolving credit facility will be sufficient to permit us to meet our liquidity requirements.

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

Allowance for doubtful accounts

        Our accounts receivable balance is recorded net of allowances for amounts not expected to be collected from our customers. Because our accounts receivable are typically unsecured, we periodically evaluate the collectibility of our accounts based on a combination of factors, including a particular customer's ability to pay as well as the age of the receivables. To evaluate a specific customer's ability to pay, we analyze financial statements, payment history, third-party credit analysis reports and various information or disclosures by the customer or other publicly available information. In cases where the evidence suggests a customer may not be able to satisfy its obligation to us, we set up a specific reserve in an amount we determine appropriate for the perceived risk. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance for doubtful accounts was $4.0 million at June 30, 2002 and $2.2 million at December 31, 2001.

Inventory obsolescence reserve

        We record inventory reserves for estimated obsolescence equal to the difference between the cost of inventory and estimated market value based on assumptions on future demands and market conditions. We evaluate on a quarterly basis the status of our inventory to ensure the amount recorded in our financial statements reflects the lower of our cost or the value we expect to receive when we sell the inventory. The allowance for excess and obsolete inventory was $11.3 million at June 30, 2002 and $9.0 million at December 31, 2001. If actual market conditions are less favorable than those we projected, additional inventory reserves may be required.

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

Impairment of Long-Lived Assets

        We adopted FASB SFAS No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002. Under SFAS No. 142, beginning January 1, 2002, we no longer amortize goodwill and intangible assets with indefinite useful lives, but instead test those assets for impairment at least annually. To accomplish this we identified our reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. We determined the fair value of each reporting unit and compared it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and we must perform the second step of the transitional impairment test. In the second step, we must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than December 31, 2002. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our statement of earnings.

        We have completed the first step of the transitional goodwill impairment test and have determined that no impairment exits. As a result, we have recognized no transitional impairment loss during the six months ended June 30, 2002 in connection with the adoption of SFAS 142. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

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

        Our business is cyclical and has experienced economic and industry downturns. For example, we started to see sales decline in the technology sector worldwide at the end of the first quarter of 2001 and it continued throughout 2001. As a result of recent unfavorable economic conditions and a decline in demand by the electronics industry, our sales declined 2.1% during the six months ended June 30, 2002 compared to the comparable period of 2001. If the economic conditions and demand for our customers' products deteriorate or do not improve, we may experience a material adverse impact on our business, operating results and financial condition.

        Additionally, as the technology industry conditions continue to erode, some of our customers' credit quality continues to deteriorate. In cases where the evidence suggests a customer may not be able to satisfy its obligation to us, we set up reserves in an amount we determine appropriate for the perceived risk. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional receivable and inventory write-offs may be required.

The loss of a major customer would adversely affect us.

        A substantial percentage of our sales have been to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. During the six months ended June 30, 2002, our two largest customers each represented in excess of 10% of our sales and together represented 63.3% of our sales, with one customer exceeding 50%. Our future sales are dependent on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on us.

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

        We structure our agreements with customers to mitigate our risks related to obsolete or unsold inventory. However, enforcement of these contracts may result in material expense and delay in payment for inventory. If any of our significant customers becomes unable or unwilling to purchase such inventory, our business may be materially harmed. During the first six months of 2002, our gross profit was adversely affected by the write down of $3.1 million in excess and obsolete inventory that could not be put back to vendors or customers.

We are dependent on the success of our customers.

        We are dependent on the continued growth, viability and financial stability of our customers. Our customers are original equipment manufacturers of:

  •
  computers and related products for business enterprises;

  •
  telecommunication equipment;

  •
  industrial control equipment;

  •
  medical devices;

  •
  video/audio/entertainment products; and

  •
  testing and instrumentation products.

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

        We currently operate outside the United States in Brazil, England, Ireland, Mexico, Singapore, Thailand and the United Kingdom. During the six months ended June 30, 2002 and 2001, 17.8% and 21.7%, respectively, of our sales were from our international operations. These international operations may be subject to a number of risks, including:

  •
  difficulties in staffing and managing foreign operations;

  •
  political and economic instability;

  •
  unexpected changes in regulatory requirements and laws;

  •
  longer customer payment cycles and difficulty collecting accounts receivable;

  •
  export duties, import controls and trade barriers (including quotas);

  •
  governmental restrictions on the transfer of funds;

  •
  burdens of complying with a wide variety of foreign laws and labor practices;

  •
  fluctuations in currency exchange rates, which could affect component costs, local payroll, utility and other expenses; and

  •
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

        We have completed six acquisitions since July 1996. We may pursue additional acquisitions over time. These acquisitions involve risks, including:

  •
  integration and management of the operations;

  •
  retention of key personnel;

  •
  integration of purchasing operations and information systems;

  •
  retention of the customer base of acquired businesses;

  •
  management of an increasingly larger and more geographically disparate business; and

  •
  diversion of management's attention from other ongoing business concerns.

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

        Our acquisitions in 1999 have significantly increased our leverage ratio and decreased our interest coverage ratio. At June 30, 2002 our debt to total capitalization ratio was 22%. The level of our indebtedness, among other things, could:

  •
  make it difficult for us to obtain any necessary financing in the future for other acquisitions, working capital, capital expenditures, debt service requirements or other purposes;

  •
  limit our flexibility in planning for, or reacting to changes in, our business; and

  •
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

  •
  a "poison pill" shareholder rights plan;

  •
  a statutory restriction on the ability of shareholders to take action by less than unanimous written consent; and

  •
  a statutory restriction on business combinations with some types of interested shareholders.

We may experience fluctuations in quarterly results.

        Our quarterly results may vary significantly depending on various factors, many of which are beyond our control. These factors include:

  •
  the volume of customer orders relative to our capacity;

  •
  customer introduction and market acceptance of new products;

  •
  changes in demand for customer products;

  •
  the timing of our expenditures in anticipation of future orders;

  •
  our effectiveness in managing manufacturing processes;

  •
  changes in cost and availability of labor and components;

  •
  changes in our product mix;

  •
  changes in economic conditions; and

  •
  local factors and events that may affect our production volume, such as local holidays.

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

        We have exposure to interest rate risk under our variable rate revolving credit and term loan facilities. These facilities are based on the spread over the bank's Eurodollar rate or its prime rate. We currently have an interest rate swap transaction agreement for a notional amount of $26.5 million under which we pay a fixed rate of interest of 6.63%, plus 1.25% to 3.00% based upon our debt ratio as specified in the debt agreement, hedging against the variable interest rates charged by the term loan. The receive rate under the swap is based on LIBOR. The interest rate swap expires in the year 2003.

Item 3—Quantitative and Qualitative Disclosures About Market Risk

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

        We currently have an interest rate swap transaction agreement for a notional amount of $26.5 million under which we pay a fixed rate of interest of 6.63%, plus 1.25% to 3.00% based upon our debt ratio as specified in the debt agreement, hedging against the variable interest rates charged by the term loan. The interest rate swap expires in the year 2003. The receive rate under the swap is based on LIBOR.

        Our international sales are a significant portion of our net sales; we are exposed to risks associated with operating internationally, including the following:

  •
  Foreign currency exchange risk;

  •
  Import and export duties, taxes and regulatory changes;

  •
  Inflationary economies or currencies; and

  •
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

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

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

        Benchmark filed suit against J. M. Huber Corporation (Seller) in the United States District Court for the Southern District of Texas for breach of contract, fraud and negligent misrepresentation on December 14, 1999 and is seeking an unspecified amount of damages in connection with the contract between Benchmark and Seller pursuant to which Benchmark acquired all of the stock of AVEX and Kilbride Holdings B.V. On January 5, 2000, Seller filed suit in the United States District Court for the Southern District of New York alleging that Benchmark failed to comply with certain obligations under the contract requiring Benchmark to register shares of its common stock issued to Seller as partial consideration for the acquisition. Seller's suit has been consolidated with Benchmark's suit in the United States District Court for the Southern District of Texas (the "Court"). On March 18, 2002, the Court entered an interlocutory judgement denying our claims against Seller, but preserving Seller's counterclaims against Benchmark. On April 15, 2002, Benchmark and Seller jointly filed with the Court a stipulation to dismiss Seller's claims and counterclaims against Benchmark without prejudice allowing the Court to render a final judgement in the case so that Benchmark may file an appeal to the Fifth Circuit Court of Appeals (the "Fifth Circuit"). Under the stipulation, Seller also agreed to refrain from refiling its claims while Benchmark pursued any appeals with the Fifth Circuit. On May 1, 2002, the Court entered a final judgement dismissing without prejudice the claims and counterclaims of Seller. On May 29, 2002, Benchmark filed a notice of appeal of the Court's final judgment to the Fifth Circuit, and on August 7, 2002, Benchmark filed its appellate brief with the Fifth Circuit.

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

Item 4—Submission of Matters to a Vote of Security Holders

        (a) - (c) At the Annual Meeting of Shareholders held on May 14, 2002, the Company's nominees for directors to serve until the 2003 Annual Meeting of Shareholders were elected, the Benchmark

Electronics, Inc. 2002 Stock Option Plan for Non Employee Directors was approved, the amendment to increase the number of authorized shares of common stock, par value $.10 per share from 30 million to 130 million was not approved and the appointment of KPMG LLP as the independent auditors for the Company for the fiscal year ended December 31, 2002 was ratified. With respect to the election of directors, the voting was as follows:

Nominee	For	Withheld
John C. Custer	13,626,930	4,139,836
Donald E. Nigbor	12,314,026	5,452,740
Steven A. Barton	12,290,231	5,476,535
Cary T. Fu	12,311,826	5,454,940
Peter G. Dorflinger	13,659,530	4,137,236
David H. Arnold	13,619,962	4,146,804

        With respect to the approval of the Benchmark Electronics, Inc. 2002 Stock Option Plan for Non Employee Directors, the voting was as follows:

For	Against	Abstain	Non-Vote
14,412,044	2,957,173	397,549	-0-

        With respect to the proposed amendment to increase the number of authorized shares of common stock, par value $.10 per share from 30 million to 130 million, the voting was as follows:

For	Against	Abstain	Non-Vote
7,823,933	9,903,582	36,481	2,770

        With respect to the ratification of the appointment of KPMG LLP as the independent auditors of the Company, the voting was as follows:

For	Against	Abstain	Non-Vote
17,030,932	704,588	31,246	-0-

Item 6—Exhibits and Reports on Form 8-K

  (a)
  Exhibits.
  2.1
  Asset and Share Purchase Agreement by and between Benchmark Electronics, Inc., ACT Manufacturing, Inc., ACT Manufacturing Securities Corp., ACT Manufacturing U.S. Holdings, LLC. and CMC Industries, Inc. dated July 2, 2002 (incorporated by reference from exhibit 2.1 to Benchmark Electronics, Inc.'s Form 8-K dated July 2, 2002 and filed on July 5, 2002). *
  10.1
  Amendment No. 1 to the Amended and Restated Credit Agreement dated as of June 23, 2000 by and among Benchmark Electronics, Inc., the Borrowing Subsidiaries, the lenders party thereto, Fleet National Bank, as documentation agent, Credit Suisse First Boston, as syndication agent, Bank of America, N.A., Bank One, NA and Suntrust Bank as co-agents and JPMorgan Chase Bank as administrative agent, collateral agent and issuing bank.
  99.1
  Certification by Chief Executive Officer
  99.2
  Certification by Chief Financial Officer

  (b)
  Reports on Form 8-K.

            None

* Excluding exhibits and schedules, which will be provided to the Commission upon request.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 13, 2002.

BENCHMARK ELECTRONICS, INC. (Registrant)
By:	/s/ DONALD E. NIGBOR Donald E. Nigbor Chief Executive Officer (Principal Executive Officer)
By:	/s/ GAYLA J. DELLY Gayla J. Delly Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1	Amendment No. 1 to the Amended and Restated Credit Agreement dated as of June 23, 2000 by and among Benchmark Electronics, Inc., the Borrowing Subsidiaries, the lenders party thereto, Fleet National Bank, as documentation agent, Credit Suisse First Boston, as syndication agent, Bank of America, N.A., Bank One, NA and Suntrust Bank as co-agents and JPMorgan Chase Bank as administrative agent, collateral agent and issuing bank. *
99.1	Certification of Chief Executive Officer
99.2	Certification of Chief Financial Officer

* Excluding exhibits and schedules, which will be provided to the Commission upon request.

QuickLinks

PART I. FINANCIAL INFORMATION
BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets (amounts in thousands)
BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Income (amounts in thousands, except per share data) (unaudited)
BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (amounts in thousands) (unaudited)
BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (amounts in thousands, unless otherwise noted) (unaudited)
PART II—OTHER INFORMATION
SIGNATURES
EXHIBIT INDEX