Form 10-Q
period 2002-09-30
BENCHMARK ELECTRONICS INC
filed 2002-11-14
CIK 863436

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002.
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number: 1-10560

BENCHMARK ELECTRONICS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Texas (State or Other Jurisdiction of Incorporation)	74-2211011 (I.R.S. Employer Identification Number)
3000 Technology Drive Angleton, Texas (Address of Principal Executive Offices)	77515 (Zip Code)

(979) 849-6550
(Registrant's Telephone Number, Including Area Code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of November 13, 2002 there were 24,265,820 shares of Benchmark Electronics, Inc. Common Stock, par value $0.10 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(amounts in thousands)

	September 30, 2002	December 31, 2001
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$237,621	$59,879
Accounts receivable, net of allowance for doubtful accounts of $9,249 and $2,211, respectively	188,393	180,021
Income taxes receivable	4,723	1,711
Inventories, net	208,694	197,278
Prepaid expenses and other assets	19,586	12,928
Deferred tax asset	8,579	9,080

Total current assets	667,596	460,897

Property, plant and equipment	222,616	210,556
Accumulated depreciation	(129,461)	(116,751)

Net property, plant and equipment	93,155	93,805

Other assets, net	10,535	12,194
Goodwill, net	126,348	119,209

	$897,634	$686,105

Liabilities and Shareholders' Equity
Current liabilities:
Current installments of other long-term debt	$28,736	$22,367
Notes payable	565	—
Accounts payable	199,157	144,150
Accrued liabilities	49,390	26,541

Total current liabilities	277,848	193,058
Convertible subordinated notes	80,200	80,200
Other long-term debt, excluding current installments	39,166	44,695
Other long-term liability	4,043	7,771
Deferred tax liability	13,503	8,699
Shareholders' equity:
Preferred shares, $0.10 par value; 5,000 shares authorized, none issued	—	—
Common shares, $0.10 par value; 30,000 shares authorized; issued—24,312 and 19,751, respectively; outstanding—24,263 and 19,702, respectively	2,426	1,970
Additional paid-in capital	434,112	319,875
Retained earnings	67,552	44,363
Accumulated other comprehensive loss	(21,096)	(14,406)
Less treasury shares, at cost; 49 shares	(120)	(120)

Total shareholders' equity	482,874	351,682

Commitments and contingencies	$897,634	$686,105

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Sales	$428,278	$257,969	$1,161,841	$1,007,307
Cost of sales	395,767	239,071	1,073,653	934,194

Gross profit	32,511	18,898	88,188	73,113
Selling, general and administrative expenses	17,268	12,581	47,566	41,406
Restructuring charges	—	481	—	5,094
Asset write-offs	—	61,720	1,608	61,720
Amortization of goodwill	—	3,222	—	9,667

Income (loss) from operations	15,243	(59,106)	39,014	(44,774)
Interest expense	(2,886)	(3,862)	(8,577)	(14,175)
Other income	2,364	719	5,543	1,013

Income (loss) before income taxes	14,721	(62,249)	35,980	(57,936)
Income tax expense (benefit)	5,138	(5,234)	12,791	(3,940)

Net income (loss)	$9,583	$(57,015)	$23,189	$(53,996)

Earnings (loss) per share:
Basic	$0.40	$(2.90)	$1.03	$(2.75)
Diluted	$0.38	$(2.90)	$0.99	$(2.75)

Weighted average number of shares outstanding:
Basic	24,246	19,645	22,565	19,616
Diluted	24,924	19,645	23,378	19,616

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net income (loss)	$23,189	$(53,996)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,703	40,372
Asset write-offs	1,608	61,720
Deferred income taxes	5,215	(3,756)
Loss on the sale of property, plant and equipment	73	20
Federal tax benefit of stock options exercised	912	33
Accrued compensation expense	—	361
Changes in operating assets and liabilities, net of effects from acquisitions of businesses:
Accounts receivable	19,579	98,132
Inventories	23,818	105,846
Prepaid expenses and other assets	(2,748)	7,492
Accounts payable	25,415	(137,379)
Accrued liabilities	18,708	(11,620)
Income taxes	(3,005)	(5,919)

Net cash provided by operations	136,467	101,306

Cash flows from investing activities:
Acquisition, net of cash acquired	(36,172)	—
Capital expenditures, net	(5,501)	(16,011)
Additions to capitalized software	(173)	(3,460)

Net cash used in investing activities	(41,846)	(19,471)

Cash flows from financing activities:
Net proceeds from public offering of common shares	110,270	—
Repayment of revolving line of credit, net	—	(65,500)
Proceeds from stock options exercised	2,898	143
Proceeds from employee stock purchase plan	613	703
Principal payments on other long-term debt	(24,383)	(14,774)

Net cash provided by (used in) financing activities	89,398	(79,428)

Effect of exchange rate changes	(6,277)	(1,940)

Net increase in cash and cash equivalents	177,742	467
Cash and cash equivalents at beginning of year	59,879	23,541

Cash and cash equivalents at September 30	$237,621	$24,008

Supplemental disclosures of cash flow information:
Income taxes paid	$8,510	$6,551

Interest paid	$8,576	$15,613

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

Note 2—Acquisition

        On July 29, 2002, the Company completed its previously announced acquisition (the "Acquisition") of all of the issued and outstanding capital stock of ACT Manufacturing Holdings UK Limited (UK) and 68,374,718 shares, constituting at least 99.77% of the issued and outstanding capital stock of ACT Manufacturing (Thailand) Public Company Limited (Thailand) from ACT Manufacturing, Inc. ("ACT") pursuant to the terms of an Asset and Share Purchase Agreement dated as of July 2, 2002 by and between the Company and ACT (the "Purchase Agreement"). ACT had previously filed for reorganization under Chapter 11 of the United States Bankruptcy Code; the Purchase Agreement and the transactions contemplated thereby were approved by the bankruptcy court. The facilities acquired include a facility owned in Ayudhaya, Thailand and a leased facility in Leicester, England. The 240,000 square foot manufacturing facility in Ayudhaya, Thailand (near Bangkok) provides electronics manufacturing services, including printed circuit board (PCB) assembly and test, systems assembly and test, prototyping, warranty repair, materials procurement and engineering support services. The facility has experience in radio frequency (RF) and wireless product manufacturing, as well as a full suite of RF testing capabilities. The 55,000 square foot manufacturing facility in Leicester, England provides electronics manufacturing services, including PCB design, assembly and test, and systems assembly and test. In addition to the Ayudhaya and Leicester facilities, the Acquisition included leased international purchasing offices in San Jose, California, Hong Kong and The Republic of Singapore. As consideration for the Acquisition, the Company paid $45.2 million in cash and acquisition costs of $0.8 million. The Company is accounting for the acquisition utilizing the accounting principles promulgated by SFAS 141 and 142. Therefore, the results of operations of the UK and Thailand operations since July 29, 2002 have been included in the accompanying consolidated statements of income. The preliminary allocation of the net purchase price of the Acquisition resulted in goodwill of approximately $11.6 million. In connection with the Acquisition, the Company amended its Amended and Restated Credit Agreement dated June 23, 2000 to permit the Acquisition.

        The net purchase price of the Acquisition has been allocated based on preliminary estimates as follows:

Working capital, other than cash	$31,742
Property, plant and equipment	18,623
Goodwill	11,567
Other assets	28
Notes payable	(6,986)
Long term debt	(18,802)

Purchase price, net of cash received	$36,172

        The following summary pro forma condensed consolidated financial information reflects the acquisition of Thailand as if it had occurred on January 1, 2002 for purposes of the statements of operations. The summary pro forma information is not necessarily representative of what the Company's results of operations would have been had the acquisition of Thailand in fact occurred on January 1, 2002 and is not intended to project the Company's results of operations for any future period or date. Because the UK operations are not individually significant to Benchmark, their financial information has not been included herein.

        Pro forma condensed consolidated financial information for the period ended September 30, 2002 (unaudited):

	Nine Months Ended September 30,
	2002	2001
Net sales	$1,265,968	$1,176,589
Gross profit	$96,018	$92,243
Income (loss) from operations	$43,204	$(31,004)
Net income (loss)	$26,680	$(39,518)
Earnings (loss) per share:
Basic	$1.18	$(2.01)
Diluted	$1.14	$(2.01)
Weighted average number of shares outstanding:
Basic	22,565	19,616
Diluted	23,378	19,616

Note 3—Earnings Per Share

        Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding stock options to purchase common stock.

Incremental shares of 0.7 million and 0.8 million for the three and nine months ended September 30, 2002 were used in the calculation of diluted earnings per share. For the three and nine-month periods ended September 30, 2001, a total of 0.5 million and 0.7 million options were not included in the calculation of diluted earnings per share because the effect would have been antidilutive. Options to purchase 0.9 million and 0.7 million shares of common stock for the three and nine-month periods ended September 30, 2002, respectively, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common stock. Options to purchase 0.9 million and 0.8 million shares of common stock for the three and nine-month periods ended September 30, 2001 were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common stock. The effect of the if-converted method for the 6% Convertible Subordinated Notes is antidilutive and approximately 2.0 million of potential common shares have not been considered in computing diluted earnings per share for the three and nine-month periods ended September 30, 2002 and 2001.

Note 4—Borrowing Facilities

        The Company has a five-year term loan (the Term Loan) through a syndicate of commercial banks. Principal on the Term Loan is payable in quarterly installments in annual amounts of $20 million in 2002, $22 million in 2003 and $21 million in 2004. The Term Loan bears interest, at the Company's option, at either the bank's Eurodollar rate plus 1.25% to 3.00% or its prime rate plus 0.00% to 1.75%, based upon the Company's debt ratio as specified in the agreement and interest is payable quarterly. The Term Loan matures on September 30, 2004. As of September 30, 2002, the Company had $48.0 million outstanding under the Term Loan, bearing interest at rates ranging from 3.50% to 8.255%.

        The Company has a $175 million revolving line of credit facility (the Revolving Credit Facility) with a syndicate of commercial banks. The Company is entitled to borrow under the Revolving Credit Facility up to the lesser of $175 million or the sum of 75% of its eligible accounts receivable, 45% of its eligible inventories and 50% of its eligible fixed assets. Interest on the Revolving Credit Facility is payable quarterly, at the Company's option, at either the bank's Eurodollar rate plus 1.25% to 3.00% or its prime rate plus 0.00% to 1.75%, based upon the Company's debt ratio as specified in the agreement. A commitment fee of 0.375% to 0.500% per annum on the unused portion of the Revolving Credit Facility is payable quarterly in arrears. The Revolving Credit Facility matures on September 30, 2004. As of September 30, 2002, the Company had no borrowings outstanding under the Revolving Credit Facility, $0.4 million outstanding letters of credit and $174.6 million was available for future borrowings.

        The Term Loan and the Revolving Credit Facility (collectively the Facility) are secured by the Company's domestic inventory and accounts receivable, 100% of the stock of the Company's domestic subsidiaries, and 65% of the voting capital stock of each direct foreign subsidiary and substantially all of the other tangible and intangible assets of the Company and its domestic subsidiaries. The Facility contains customary financial covenants as to working capital, interest coverage, debt leverage, fixed charges, and consolidated net worth, and restricts the ability of the Company to incur additional debt, pay dividends, sell assets, and to merge or consolidate with other persons, without the consent of the banks. At September 30, 2002, the Company was in compliance with all such restrictions.

        The Company's Thailand subsidiary has a Credit Agreement with Thai Farmers Bank Public Company Limited and Bank of Ayudhya Public Company Limited (the Thai Credit Agreement). The Thai Credit Agreement provides that the lenders will make available to the Company's Thailand subsidiary up to approximately $53.5 million in revolving loans, term loans and machinery loans for a term of five years. At September 30, 2002, $17.6 million was outstanding at interest rates ranging from 4.375% to 4.83%. The Thai Credit Agreement is secured by land, buildings and machinery in Thailand. In addition, the Thai Credit Agreement provides for approximately $1.4 million (60.0 million Thai baht) in working capital availability. At September 30, 2002, $0.7 million was outstanding. The Thai Credit Agreement contains financial covenants as to debt coverage and the ratio of debt to equity. As of September 30, 2002, the Company's Thailand subsidiary was in compliance with these covenants.

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

        The Company currently has an interest rate swap transaction agreement for a notional amount of $24.0 million under which it pays a fixed rate of interest of 6.63% plus 1.25% to 3.00% based upon its debt ratio as specified in the debt agreement, hedging against the variable interest rates charged by the term loan. The receive rate under the swap is based on LIBOR. The interest rate swap expires in the year 2003.

Note 5—Inventories

        Inventory costs are summarized as follows:

	September 30, 2002	December 31, 2001
Raw materials	$145,052	$166,129
Work in process	41,847	28,147
Finished goods	42,410	12,026
Obsolescence reserve	(20,615)	(9,024)

	$208,694	$197,278

Note 6—Income Taxes

        Income tax expense consists of the following:

	Nine Months Ended September 30,
	2002	2001
Federal—Current	$7,338	$(1,744)
Foreign—Current	(297)	1,793
State—Current	535	(233)
Deferred	5,215	(3,756)

Total	$12,791	$(3,940)

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

        The Company's manufacturing operations in Ireland are subject to a 10% tax rate through December 2010. Thereafter, the applicable statutory tax rate will be 12.5%. As a result of these reduced rates, income tax expense for the three and nine-month periods ended September 30, 2002 is approximately $0.1 million (approximately $0.01 per share diluted) and $0.5 million (approximately $0.02 per share diluted), respectively, lower than the amount computed by applying the statutory tax rate (16% in 2002). Income tax expense for the three and nine-month periods ended September 30, 2001 is approximately $0.2 million (approximately $0.01 per share diluted) and $0.6 million (approximately $0.03 per share diluted), respectively, lower than the amount computed by applying the statutory tax rate (20% in 2001).

Note 7—Derivative Instruments and Certain Hedging Activities

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

        The Company has designated its swap agreement as a cash flow hedge. During the three and nine-month periods ended September 30, 2002, the Company recognized $330 and $1,030 in losses, included in interest expense, on the interest rate swap attributable to interest costs occurring during the first nine months of 2002. During the three and nine-month periods ended September 30, 2001, the Company recognized $266 and $452 in losses, included in interest expense, on the interest rate swap attributable to interest costs occurring during the first nine months of 2001. No gain or loss on ineffectiveness was required to be recognized during 2002 or 2001. As of September 30, 2002, the fair value of the interest rate swap agreement was a loss of $1.2 million that is anticipated to be transferred into earnings over the next twelve months as interest costs on the term loan are recognized.

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

Note 8—Business Segments and Geographic Areas

        The Company has 15 manufacturing facilities in the Americas, Europe and Asia to serve its customers. The Company is operated and managed geographically. The Company's management evaluates performance and allocates the Company's resources on a geographic basis. Intersegment sales, primarily constituting sales from the Americas to Europe, are generally recorded at prices that approximate arm's length transactions. Operating segments' measure of profitability is based on income from operations (prior to amortization of goodwill and unallocated corporate expenses). Certain corporate expenses, including items such as insurance and software licensing costs, are allocated to these operating segments and are included for performance evaluation. Amortization expense associated with capitalized software costs is allocated to these operating segments, but the related assets are not allocated. Amortization expense during 2001 associated with goodwill is not allocated to the results of operations in analyzing segments, but the related balances are allocated to the segments. The accounting policies for the reportable operating segments are the same as for the Company taken as a whole.

        Information about operating segments for the three and nine-month periods ended September 30, 2002 and 2001 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net sales:
Americas	$422,765	231,494	1,185,235	898,182
Europe	85,129	43,295	260,303	173,951
Asia	36,437	4,974	43,631	23,423
Elimination of intersegment sales	(116,053)	(21,794)	(327,328)	(88,249)

	$428,278	257,969	1,161,841	1,007,307

Depreciation and amortization:
Americas	$6,216	8,688	20,037	26,126
Europe	795	1,332	2,420	3,946
Asia	906	203	1,246	633
Corporate—goodwill	—	3,222	—	9,667

	$7,917	13,445	23,703	40,372

Income (loss) from operations:
Americas	$22,031	7,938	54,337	31,131
Europe	(1,309)	193	2,323	2,056
Asia	786	109	518	2,090
Corporate and intersegment eliminations	(6,265)	(67,346)	(18,164)	(80,051)

	$15,243	(59,106)	39,014	(44,774)

Capital expenditures
Americas	$903	2,024	3,684	13,429
Europe	159	224	466	1,780
Asia	496	—	1,351	802

	$1,558	2,248	5,501	16,011

	September 30, 2002	December 31, 2001
Total assets:
Americas	$654,336	532,047
Europe	118,821	113,824
Asia	103,804	17,346
Corporate	20,673	22,888

	$897,634	686,105

        The following enterprise-wide information is provided in accordance with SFAS No. 131. Geographic net sales information reflects the destination of the product shipped. Long-lived assets information is based on the physical location of the asset.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net sales derived from:
Printed circuit boards	$332,641	214,055	871,769	837,922
Systems integration and box build	95,637	43,914	290,072	169,385

	$428,278	257,969	1,161,841	1,007,307

Geographic net sales:
United States	$375,986	193,479	1,006,703	763,773
Europe	39,810	36,036	129,227	141,138
Asia and other	12,482	28,454	25,911	102,396

	$428,278	257,969	1,161,841	1,007,307

	September 30, 2002	December 31, 2001
Long-lived assets:
United States	$66,974	84,877
Europe	11,389	12,215
Asia and other	25,327	8,907

	$103,690	105,999

Note 9—Comprehensive Income (Loss)

        Comprehensive income (loss), which includes net income, the change in the cumulative translation adjustment and the effect of accounting for cash flow hedging derivatives, for the three and nine-month periods ended September 30, 2002 and 2001, was $4.5 million and $(59.7) million and $16.5 million and

$(64.1) million, respectively. Total comprehensive income (loss) for the three and nine-month periods ended September 30, 2002 and 2001 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net income (loss)	$9,583	(57,015)	23,189	(53,996)
Cumulative translation adjustment	(5,162)	(2,177)	(6,996)	(8,935)
Hedge accounting for derivative financial instruments, net of tax	39	(522)	306	(740)
Cumulative effect attributable to adoption of SFAS No. 133 (See note 6), net of tax	—	—	—	(402)

Comprehensive income (loss)	$4,460	(59,714)	16,499	(64,073)

        Included in the hedge accounting for derivative financial instruments of $39 and $306 are reclassification adjustments of approximately $197 and $615, respectively.

Note 10—Contingencies

        On October 18, 1999, the Company announced that its third quarter earnings announcement would be delayed and subsequently, on October 22, the Company announced its earnings for the third quarter were below the level of the same periods during 1998 and were below expectations. Several class action lawsuits were filed in federal district court in Houston, Texas against the Company and two of its officers and directors alleging violations of the federal securities laws. These lawsuits were consolidated in February 2000. The lawsuits seek to recover unspecified damages. The Company denies the allegations in the lawsuits, however, and further denies that such allegations provide a basis for recovery of damages as the Company believes that it has made all required disclosures on a timely basis. On August 16, 2002, the federal district court in Houston, Texas entered its order granting the Company's motion to dismiss the consolidated lawsuits, and dismissing the lawsuits without prejudice.

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

Note 11—Restructuring Charges and Asset Write-offs

        During the nine month period ended September 30, 2002, the Company recorded asset write-offs of approximately $1.6 million ($1.0 million after-tax) for the write-down of long-lived assets held for sale to fair value.

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

Note 12—Impact of Recently Issued Accounting Standards

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

        As of January 1, 2002, the Company had unamortized goodwill in the amount of $119.2 million subject to the transition provisions of Statements 141 and 142. The change in the amount of unamortized goodwill during the three and nine month periods ended September 30, 2002 is due to the additional goodwill resulting from acquisitions and the impact of foreign currency translation adjustments. The adoption of the Statement 142 resulted in the elimination of approximately $12.2 million of goodwill amortization, annually, subsequent to December 31, 2001. Amortization expense related to goodwill was $3.2 million and $9.7 million for the three and nine-month periods ended September 30, 2001, respectively. The Company has completed the first step of the transitional goodwill impairment test and has determined that no impairment exits. As a result, the Company has recognized no transitional impairment loss during the nine months ended September 30, 2002 in connection with the adoption of SFAS 142. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

        The pro forma effects of the adoption of SFAS 142 on net income and earnings per share for the Company for the three and nine-month periods ended September 30, 2001 is as follows:

	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001
Net loss as reported	$(57,015)	(53,996)
Add back: Amortization of goodwill, net of tax	2,489	7,431

Adjusted net loss	$(54,526)	(46,565)

Basic loss per share, as reported	$(2.90)	(2.75)
Add back: Amortization of goodwill, net of tax	0.13	0.38

Pro forma	$(2.77)	(2.37)

Diluted loss per share, as reported	$(2.90)	(2.75)
Add back: Amortization of goodwill, net of tax	0.13	0.38

Pro forma	$(2.77)	(2.37)

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

Note 13—Stock Offering

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

General

        We are in the business of manufacturing electronics and provide our services to original equipment manufacturers of computers and related products for business enterprises, medical devices, video/audio/entertainment products, industrial control equipment, testing and instrumentation products, and telecommunication equipment. The services that we provide are commonly referred to as electronics manufacturing services. We offer our customers comprehensive and integrated design and manufacturing services, from initial product design to volume production and direct order fulfillment. We provide specialized engineering services including product design, printed circuit board layout, prototyping and test development. We believe that we have developed strengths in the manufacturing process for large, complex, high-density printed circuit boards as well as the ability to manufacture high and low volume products in lower cost regions such as Latin America and Southeast Asia. As our customers expand internationally, they increasingly require their electronics manufacturing services partners to have strategic regional locations and global procurement capabilities. We believe that our global manufacturing presence of 15 facilities in seven countries increases our ability to be responsive to our customers' needs by providing accelerated time-to-market and time-to-volume production of high quality products. These capabilities should enable us to build stronger strategic relationships with our customers and to become a more integral part of their operations.

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

Recent Acquisitions

        On July 29, 2002, we completed the previously announced acquisition (the "Acquisition") of all of the issued and outstanding capital stock of ACT Manufacturing Holdings UK Limited (UK) and 68,374,718 shares, constituting at least 99.77% of the issued and outstanding capital stock of ACT Manufacturing (Thailand) Public Company Limited (Thailand) from ACT Manufacturing, Inc. ("ACT") pursuant to the terms of an Asset and Share Purchase Agreement dated as of July 2, 2002 by and between Benchmark and ACT (the "Purchase Agreement"). ACT had previously filed for reorganization under Chapter 11 of the United States Bankruptcy Code; the Purchase Agreement and the transactions contemplated thereby were approved by the bankruptcy court. The facilities acquired include a facility owned in Ayudhaya, Thailand and a leased facility in Leicester, England. The 240,000 square foot manufacturing facility in Ayudhaya, Thailand (near Bangkok) provides electronics manufacturing services, including printed circuit board (PCB) assembly and test, systems assembly and test, prototyping, warranty repair, materials procurement and engineering support services. The facility has experience in radio frequency (RF) and wireless product manufacturing, as well as a full suite of RF testing capabilities. The 55,000 square foot manufacturing facility in Leicester, England provides electronics manufacturing services, including PCB design, assembly and test, and systems assembly and test. In addition to the Ayudhaya and Leicester facilities, the Acquisition included leased international purchasing offices in San Jose, California, Hong Kong and The Republic of Singapore. As consideration for the Acquisition, we paid $45.2 million in cash and acquisition costs of $0.8 million. We are accounting for the acquisition utilizing the accounting principles promulgated by SFAS 141 and 142. Therefore, the results of operations of the UK and Thailand operations since July 29, 2002 have been included in the accompanying consolidated statements of income. The preliminary allocation of the net purchase price of the Acquisition resulted in goodwill of approximately $11.6 million.

        The inclusion of the operations of the acquired facilities in Thailand and the UK in Benchmark's accounts are responsible for a substantial portion of the variations in the results of our operations (including components thereof) from period to period. The effects of the Acquisition on our financial condition and our reported results of operations should be considered when reading the financial information contained herein.

        The Acquisition constitutes a significant expansion of our operations. Accordingly, the potential effect of the Acquisition on our future financial condition, liquidity and results of operations should be considered when reading the historical financial information and related discussions set forth in the following section. See Note 2 of Notes to Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

        The following table presents the percentage relationship that certain items in the Company's Condensed Consolidated Statements of Income bear to sales for the periods indicated. The financial information and the discussion below should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	92.4	92.7	92.4	92.7

Gross profit	7.6	7.3	7.6	7.3
Selling, general and administrative expense	4.0	4.9	4.1	4.1
Asset write-offs	0.0	23.9	0.1	6.1
Restructuring charges	0.0	0.2	0.0	0.5
Amortization of goodwill	0.0	1.2	0.0	1.0

Income from operations	3.6	(22.9)	3.4	(4.4)
Interest expense	(0.7)	(1.5)	(0.7)	(1.4)
Other income (expense)	0.5	0.3	0.4	0.0

Income (loss) before income taxes	3.4	(24.1)	3.1	(5.8)
Income tax expense (benefit)	1.2	(2.0)	1.1	(0.4)

Net income (loss)	2.2%	(22.1)%	2.0%	(5.4)%

Sales

        Sales for the third quarter of 2002 were approximately $428.3 million, a 66.0% increase from sales of approximately $258.0 million for the same quarter in 2001. Of this net increase, there is a 23.6% increase resulting from the facilities acquired on July 29 2002, a 12.2% decrease resulting from the consolidation and downsizing of certain manufacturing facilities during 2001, a 30.4% increase attributable to the operation of the systems integration facilities and an approximately 58.2% net increase in sales volumes. Sales for the first nine months of 2002 were approximately $1,161.8 million, a 15.3% increase from sales of approximately $1,007.3 million for the same period of 2001. Of this net increase, there is a 25.9% increase resulting from the facilities acquired on July 29 2002, a 41.6% decrease resulting from the consolidation and downsizing of certain manufacturing facilities during 2001, a 78.1% increase attributable to the operation of the systems integration facilities, and an approximately 37.6% net increase in sales volumes.

        We have 15 manufacturing facilities in the Americas, Europe and Asia to serve our customers. We are operated and managed geographically. Our facilities in the Americas provided 80.8% and 85.0% of net sales, respectively, during the third quarters of 2002 and 2001, and 84.4% and 85.5% of net sales, respectively, during the first nine months of 2002 and 2001. Our Americas region includes facilities in Angleton, Texas, Beaverton, Oregon, Campinas, Brazil, Guadalajara, Mexico, Hudson, New Hampshire, Huntsville, Alabama, Manassas, Virginia and Winona, Minnesota. There are two facilities in Huntsville, Alabama—a systems integration facility opened during 2000 and the PCB facility acquired in 1999. During 2001, we consolidated the Pulaski, Tennessee manufacturing facility into the Huntsville, Alabama facility. The Pulaski facility is currently being held for sale. Our facilities in Europe provided 10.8% and 13.2% of net sales, respectively during the third quarters of 2002 and 2001, and 12.0% and 12.2% of net sales, respectively, during the first nine months of 2002 and 2001. Our Europe region includes facilities in Cork, Ireland, Dublin, Ireland, East Kilbride, Scotland and Leicester, England. Our facilities in Asia provided 8.4% and 1.8% of net sales, respectively during the third quarters of 2002 and 2001, and 3.6% and 2.2% of net sales, respectively, during the first nine months of 2002 and 2001. Our Asia region includes facilities in the Republic of Singapore and Ayudhaya, Thailand. The

Singapore facility includes both a systems integration and PCB operation. These operations were in separate facilities during 2001.

        A substantial percentage of our sales have been made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. During the nine months ended September 30, 2002, our three largest customers together represented 69.8% of our sales, with one customer exceeding 50% of our sales. Our future sales are dependent on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. As we ramp new programs and the new programs mature, we expect the percentage of sales of our three largest customers to decline. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on us. Recently our customers have experienced a decline in demand for their products, which has had an adverse effect on our results of operations.

        As a result of our international sales and facilities, our operations are subject to the risks of doing business abroad. These dynamics have not had a material adverse effect on our results of operations through September 30, 2002. However, we cannot assure you that there will not be an adverse impact in the future. See RISK FACTORS for factors pertaining to our international sales and fluctuations in the exchange rates of foreign currency and for further discussion of potential adverse effects in operating results associated with the risks of doing business abroad. During the nine months ended September 30, 2002 and 2001, 19.8% and 22.4%, respectively, of our sales were from our international operations. The decrease in the percentage of international sales for 2002 as compared to 2001 primarily reflects the downsizing of the Cork, Ireland facility offset by additional sales resulting from the operation of the systems integration facilities in Dublin, Ireland and Singapore and the facilities in the United Kingdom and Thailand that were acquired on July 29, 2002.

Americas

        Sales in the Americas for the quarter ended September 30, 2002 increased $126.9 million compared to the same period of 2001. Of this net increase, there is a 36.9% increase attributable to the operation of the systems integration facilities, a 14.3% decrease resulting from the consolidation and downsizing of certain manufacturing facilities during 2001 and an approximately 77.4% net increase in sales volume. Sales in the Americas for the nine-month period ended September 30, 2002 increased $119.1 million compared to the same period of 2001. Of this net increase, there is a 82.9% increase attributable to the operation of the systems integration facilities, a 45.9% decrease resulting from the consolidation and downsizing of certain manufacturing facilities during 2001 and an approximately 63.0% net increase in sales volume. During 2001, we consolidated the Pulaski, Tennessee manufacturing facility into the Huntsville, Alabama facility. The Pulaski facility is currently being held for sale.

Europe

        Sales in Europe increased $12.3 million for the third quarter of 2002 compared to the same period of 2001. Of this net increase, there is a 67.3% increase in European sales resulting from the Leicester, England facility acquired in July 2002, a 39.5% increase in sales volumes from systems integration customers, a 20.2% decrease resulting from the downsizing of the Cork, Ireland facility during 2001 and a 13.4% increase due to the net decrease in sales volume resulting from the continued slowdown in the technology marketplace. Sales in Europe for the nine-month period ended September 30, 2002 increased $15.8 million compared to the same period of 2001. Of this net increase, there is a 52.4% increase in European sales resulting from the Leicester, England facility acquired in July 2002, a 136.8% increase in sales volumes from systems integration customers, a 60.6% decrease resulting from the downsizing of the Cork, Ireland facility during 2001 and an approximately 28.6% decrease due to the net decrease in sales volume resulting from the continued slowdown in the technology marketplace.

Asia

        Sales in Asia increased by $31.1 million for the three-month period ended September 30, 2002 compared to 2001. Of this net increase, there is an approximately 102.2% increase in Asia sales resulting from the Thailand facility acquired in July 2002, a 0.5% increase in sales volumes from systems integration customers and an approximately 2.7% decrease due to the net decrease in sales volume resulting from the continued slowdown in the technology marketplace. Sales in Asia increased by $19.6 million for the nine-month period ended September 30, 2002 compared to 2001. Of this net increase, there is an approximately 162.3% increase resulting from the Thailand facility acquired in July 2002, a 1.6% increase in sales volumes from systems integration customers and an approximately 63.9% decrease due to the net decrease in sales volume resulting from the continued slowdown in the technology marketplace.

Gross Profit

        Gross profit increased 72.0% to $32.5 million for the third quarter of 2002 from $18.9 million in the same quarter of 2001. Gross profit as a percentage of sales for the three months ended September 30, 2001 and 2002, respectively, increased from 7.3% to 7.6%. Gross profit increased 20.6% to approximately $88.2 million in the first nine months of 2002 from approximately $73.1 million in the same period in 2001. Gross profit as a percentage of sales for the nine months ended September 30, 2002 and 2001, respectively, was 7.6% and 7.3%. The increase in gross profit was a result of the combined effect of fluctuations in capacity utilization, higher sales volumes, changes in product mix, favorable component market conditions, cost reductions, and efforts to integrate recent acquisitions. The combined effect of these factors, which are continually changing and are interrelated, make it impracticable to determine with precision the separate effect of each factor. We expect that a number of high volume programs serving customers in price sensitive markets will remain subject to competitive restraints on the margin that may be realized from these programs and that these restraints will exert downward pressure on our margins in the near future. For the foreseeable future, our gross margin is expected to depend primarily on the length and severity of the general slowdown in the technology marketplaces, facility utilization, product mix, start-up of new programs, pricing within the electronics industry, and the integration of acquisitions. The gross margins at each facility and for Benchmark as a whole are expected to continue to fluctuate. Increases in start-up costs associated with new programs and pricing within the electronics industry also could adversely impact our gross margin.

        The third quarter 2002 and 2001 gross profit reflects charges related to reserves for excess and obsolete inventory. During the third quarter of 2002 and 2001, $4.9 million and $1.4 million of additional inventory reserves were recorded, respectively. These charges related to inventory written down to lower of cost (principally first-in, first-out method) or market, raw materials held specific to customers who were no longer in business, and changes in customer demand for inventory that resulted in excess quantities on hand. Inventory is procured by us based on specific customer orders. Correspondingly, customer modifications to orders for inventory previously procured by us (e.g. cancellations as well as inventory that is highly customized and therefore not available for use by other customers) resulted in excess and obsolete inventory for the related customers that could not be recovered through put back to vendors or the specific customer concerned.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses were $17.3 million and $12.6 million in the third quarter of 2002 and 2001, respectively. The increase in selling, general and administrative expenses was the result of merger and acquisition activities, start-up activities for our greenfield operation in Suzhou, China and other volume related expenses. Selling, general and administrative expenses as a percentage of sales decreased from 4.9% for the third quarter of 2001 to 4.0% for the third quarter of 2002. The decrease in selling, general and administrative expenses as a percentage of sales reflects the increase in sales and the impact of facility consolidation and downsizing. Selling, general and administrative expenses were $47.6 million in the first nine months of 2002, an increase of 14.9% from $41.4 million for the same period in 2001. Selling, general and administrative expenses as a percentage of sales was 4.1% for first nine months of 2001 and 2002. The increase in selling, general and administrative expenses was the result of merger and acquisition activities, start-up activities for China and other volume related expenses.

Restructuring Charges and Asset Write-offs

        During the nine-month period ended September 30, 2002, we recorded asset write-offs of $1.6 million ($1.0 million after-tax) for the write-down of long-lived assets held for sale to fair value. Our Pulaski, Tennessee facility is currently held for sale. Our Mansfield, Massachusetts facility was closed during 2001 and we have notified the lessor of our intention to abandon the facility.

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

Amortization of Goodwill

        Effective January 1, 2002, we adopted accounting principles that change the way we account for amortization of goodwill. In accordance with SFAS No. 142, we no longer amortized goodwill effective January 1, 2002. The amortization of goodwill for the three and nine-month periods ended September 30, 2001 was $3.2 million and $9.7 million. We are also required to test goodwill for impairment at least annually. As of September 30, 2002, no impairment of goodwill was required.

Interest Expense

        Interest expense for the three and nine-month periods ended September 30, 2002 and 2001 was $2.9 million and $8.6 million, respectively, compared to $3.9 million and $14.2 million, respectively. The decrease is due to reductions in interest rates and repayments of outstanding debt.

Income Tax Expense

        Income tax expense of approximately $12.8 million represented an effective tax rate of 35.6% for the nine-month period ended September 30, 2002, compared with an effective tax rate of 6.8% for the nine-month period ended September 30, 2001. The increase in the effective tax rate is primarily due to the higher estimated income before income taxes for 2002 in the United States as compared to 2001.

Net Income

        We reported net income for the three and nine-month periods ended September 30, 2002 of approximately $9.6 million and $23.2 million, or diluted earnings of $0.38 and $0.99, compared with net loss of approximately $(57.0) million and $(54.0) million, or diluted loss of $(2.90) and $(2.75) per share, for the same periods of 2001. The increases of $66.6 million and $77.2 million during the three and nine months ended September 30, 2002 were due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

        We have financed our growth and operations through funds generated from operations, proceeds from the sale of our securities and funds borrowed under our credit facilities.

        Cash provided by operating activities was $136.5 million and $101.3 million for the nine months ended September 30, 2002 and 2001, respectively. The cash provided by operations during the first nine months of 2002 was primarily the result of increases in accounts payable and accrued liabilities and decreases in accounts receivable and inventories, net of effects from acquisitions. Our accounts receivable and inventories at September 30, 2002 decreased, net of effects from acquisitions, $19.6 million and $23.8 million, respectively, as compared to their levels at December 31, 2001, reflecting our increased backlog and effective working capital management during the first nine months of 2002. We expect increases in accounts receivable and inventories in the near term to support the anticipated growth in sales. We are continuing the practice of purchasing components only after customer orders are received, which mitigates, but does not eliminate the risk of loss on inventories. During the nine months ended September 30, 2002 and 2001, our gross profit was adversely effected by additional reserves of $8.0 million and $3.8 million, respectively, for excess and obsolete inventory that could not be put back to vendors or customers. Supplies of electronic components and other materials used in operations are subject to industry-wide shortages. In certain instances, suppliers may allocate available quantities to us.

        Cash used in investing activities was $41.8 million and $19.5 million for the nine months ended September 30, 2002 and 2001, respectively. On July 29, 2002, we acquired the Thailand and UK operations for $36.2 million, net of cash acquired. Net capital expenditures of $5.5 million for the nine months ended September 30, 2002 were primarily concentrated in manufacturing production equipment. We expect capital expenditures to remain below historical levels for the foreseeable future as a result of the general slowdown in the technology marketplaces.

        Cash provided by (used in) financing activities was $89.4 million and $(79.4) million for the nine months ended September 30, 2002 and 2001, respectively. On April 15, 2002, we completed the public offering of 4,312,500 shares of our common stock for net proceeds of approximately $110.2 million. We currently expect to use the proceeds from the sale of our common stock for working capital and other general corporate purposes, including to finance our growth, for capital expenditures made in the ordinary course of business and for acquisitions of businesses, products and technologies that complement or expand our business. During the first nine months of 2002, we made principal payments on other long-term debt totaling $24.4 million and received $3.5 million from the exercise of stock options and the employee stock purchase plan. During the first nine months of 2001, we decreased borrowings under our revolving line of credit by $65.5 million (net) and made principal payments on other long-term debt totaling $14.8 million.

        Principal on the term loan is payable in quarterly installments of $5.0 million and $5.5 million during 2002 and 2003, respectively. The final three installments of $7.0 million are due on the last day of March, June and September 2004.

        We have a $175 million revolving line of credit facility with a syndicate of commercial banks. We are entitled to borrow under the revolving credit facility up to the lesser of $175 million or the sum of 75% of our eligible accounts receivable, 45% of our eligible inventories and 50% of our eligible fixed assets. Interest on the revolving credit facility and the term loan is payable quarterly, at our option, at either the bank's Eurodollar rate plus 1.25% to 3.00% or its prime rate plus 0.00% to 1.75%, based upon our debt ratio as specified in the agreement. A commitment fee of 0.375% to 0.500% per annum on the unused portion of the revolving credit facility is payable quarterly in arrears. The revolving credit facility matures on September 30, 2004. As of September 30, 2002, we had no borrowings outstanding under the revolving credit facility, $0.4 million outstanding letters of credit and $174.6 million was available for future borrowings.

        The term loan and the revolving credit facility are secured by our domestic inventory and accounts receivable, 100% of the stock of our domestic subsidiaries, and 65% of the voting capital stock of each direct foreign subsidiary and substantially all of our and our domestic subsidiaries' other tangible and intangible assets. The term loan and revolving credit facility contain customary financial covenants as to working capital, interest coverage, debt leverage, fixed charges, and consolidated net worth, and restricts our ability to incur additional debt, pay dividends, sell assets, and to merge or consolidate with other persons, without the consent of the banks. At September 30, 2002, we were in compliance with all such restrictions. In connection with the acquisition of the Thailand and UK facilities that closed on July 29, 2002, the term loan and revolving credit facility were amended to permit the acquisition of these subsidiaries.

        Our Thailand subsidiary has a Credit Agreement with Thai Farmers Bank Public Company Limited and Bank of Ayudhya Public Company Limited (the Thai Credit Agreement). The Thai Credit Agreement provides that the lenders will make available to our Thailand subsidiary up to approximately $53.5 million in revolving loans, term loans and machinery loans for a term of five years. At September 30, 2002, $17.6 million was outstanding at interest rates ranging from 4.375% to 4.83%. The Thai Credit Agreement is secured by land, buildings and machinery in Thailand. In addition, the Thai Credit Agreement provides for approximately $1.4 million (60.0 million Thai baht) in working capital availability. At September 30, 2002, $0.7 million was outstanding. The Thai Credit Agreement contains financial covenants as to debt coverage and the ratio of debt to equity. As of September 30, 2002, our Thailand subsidiary was in compliance with these covenants.

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

        Our acquisitions in 1999 significantly increased our leverage ratio and decreased our interest coverage ratio. At September 30, 2002 our debt to total capitalization ratio was 24%. The level of indebtedness, among other things, could make it difficult for us to obtain any necessary financing in the future for other acquisitions, working capital, capital expenditures, debt service requirements and other expenses; limit our flexibility in planning for, or reacting to changes in, our business; and make us more vulnerable in the event of an economic downturn in our business.

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

Allowance for doubtful accounts

        Our accounts receivable balance is recorded net of allowances for amounts not expected to be collected from our customers. Because our accounts receivable are typically unsecured, we periodically evaluate the collectibility of our accounts based on a combination of factors, including a particular customer's ability to pay as well as the age of the receivables. To evaluate a specific customer's ability to pay, we analyze financial statements, payment history, third-party credit analysis reports and various information or disclosures by the customer or other publicly available information. In cases where the evidence suggests a customer may not be able to satisfy its obligation to us, we set up a specific reserve in an amount we determine appropriate for the perceived risk. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance for doubtful accounts was $9.2 million at September 30, 2002, including acquired reserves of $3.8 million, and $2.2 million at December 31, 2001.

Inventory obsolescence reserve

        We record inventory reserves for estimated obsolescence equal to the difference between the cost of inventory and estimated market value based on assumptions on future demands and market conditions. We evaluate on a quarterly basis the status of our inventory to ensure the amount recorded in our financial statements reflects the lower of our cost or the value we expect to receive when we sell the inventory. The allowance for excess and obsolete inventory was $20.6 million at September 30, 2002, including acquired reserves of $5.4 million, and $9.0 million at December 31, 2001. If actual market conditions are less favorable than those we projected, additional inventory reserves may be required.

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

        We have completed the first step of the transitional goodwill impairment test and have determined that no impairment exits. As a result, we have recognized no transitional impairment loss during the nine months ended September 30, 2002 in connection with the adoption of SFAS 142. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

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

        A substantial percentage of our sales have been to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. During the nine months ended September 30, 2002, our three largest customers together represented 69.8% of our sales, with one customer exceeding 50%. Our future sales are dependent on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on us.

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

        We structure our agreements with customers to mitigate our risks related to obsolete or unsold inventory. However, enforcement of these contracts may result in material expense and delay in payment for inventory. If any of our significant customers becomes unable or unwilling to purchase such inventory, our business may be materially harmed. During the first nine months of 2002, our gross profit was adversely affected by the write-down of $8.0 million in excess and obsolete inventory that could not be put back to vendors or customers.

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

        We currently operate outside the United States in Brazil, England, Ireland, Mexico, Singapore, Thailand and the United Kingdom. During the nine months ended September 30, 2002 and 2001, 19.8% and 22.4%, respectively, of our sales were from our international operations. These international operations may be subject to a number of risks, including:

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

        We depend significantly on certain key executives, including, but not limited to, Donald E. Nigbor, Cary T. Fu, Gayla J. Delly, and Steven A. Barton. The unexpected loss of the services of any one of these executive officers would have an adverse effect on us.

We must successfully integrate the operations of acquired companies to maintain profitability.

        We have completed seven acquisitions since July 1996. We may pursue additional acquisitions over time. These acquisitions involve risks, including:

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

        Our acquisitions in 1999 have significantly increased our leverage ratio and decreased our interest coverage ratio. At September 30, 2002 our debt to total capitalization ratio was 24%. The level of our indebtedness, among other things, could:

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

        We have exposure to interest rate risk under our variable rate revolving credit and term loan facilities. These facilities are based on the spread over the bank's Eurodollar rate or its prime rate. We currently have an interest rate swap transaction agreement for a notional amount of $24.0 million under which we pay a fixed rate of interest of 6.63%, plus 1.25% to 3.00% based upon our debt ratio as specified in the debt agreement, hedging against the variable interest rates charged by the term loan. The receive rate under the swap is based on LIBOR. The interest rate swap expires in the year 2003.

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

        We currently have an interest rate swap transaction agreement for a notional amount of $24.0 million under which we pay a fixed rate of interest of 6.63%, plus 1.25% to 3.00% based upon our debt ratio as specified in the debt agreement, hedging against the variable interest rates charged by the term loan. The interest rate swap expires in the year 2003. The receive rate under the swap is based on LIBOR.

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

Item 4—Controls and Procedures

(a)
Evaluation of disclosure controls and procedures

        Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q. Based on such evaluation, they have concluded that as of such date, our disclosure controls and procedures are effective.

(b)
Changes in internal controls

        There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of evaluation by our principal executive officer and principal financial officer. There were no corrective actions with regard to significant deficiencies and material weaknesses.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

        On October 18, 1999, we announced that our third quarter 1999 earnings announcement would be delayed and subsequently, on October 22, we announced our earnings for the third quarter 1999 were below the level of the same periods during 1998 and were below expectations. Several class action lawsuits were filed in federal district court in Houston, Texas against Benchmark and two of its officers and directors alleging violations of the federal securities laws. These lawsuits were consolidated in February 2000. The lawsuits seek to recover unspecified damages. We deny the allegations in the lawsuits, however, and further deny that such allegations provide a basis for recovery of damages as we believe that we have made all required disclosures on a timely basis. On August 16, 2002, the federal district court in Houston, Texas entered its order granting Benchmark's motion to dismiss the consolidated lawsuits, and dismissing the lawsuits without prejudice.

        Benchmark filed suit against J. M. Huber Corporation (Seller) in the United States District Court for the Southern District of Texas for breach of contract, fraud and negligent misrepresentation on December 14, 1999 and is seeking an unspecified amount of damages in connection with the contract between Benchmark and Seller pursuant to which Benchmark acquired all of the stock of AVEX and Kilbride Holdings B.V. On January 5, 2000, Seller filed suit in the United States District Court for the Southern District of New York alleging that Benchmark failed to comply with certain obligations under the contract requiring Benchmark to register shares of its common stock issued to Seller as partial consideration for the acquisition. Seller's suit has been consolidated with Benchmark's suit in the United States District Court for the Southern District of Texas (the "Court"). On March 18, 2002, the Court entered an interlocutory judgement denying our claims against Seller, but preserving Seller's counterclaims against Benchmark. On April 15, 2002, Benchmark and Seller jointly filed with the Court a stipulation to dismiss Seller's claims and counterclaims against Benchmark without prejudice allowing the Court to render a final judgement in the case so that Benchmark may file an appeal to the Fifth Circuit Court of Appeals (the "Fifth Circuit"). Under the stipulation, Seller also agreed to refrain from refiling its claims while Benchmark pursued any appeals with the Fifth Circuit. On May 1, 2002, the Court entered a final judgement dismissing without prejudice the claims and counterclaims of Seller. On May 29, 2002, Benchmark filed a notice of appeal of the Court's final judgment to the Fifth Circuit, and on August 7, 2002, Benchmark filed its appellate brief with the Fifth Circuit. On October 10, 2002, Huber filed its appellee brief with the Fifth Circuit, and on October 25, 2002, Benchmark filed a reply brief to Huber's appellee brief. Oral arguments before the Fifth Circuit have not yet been scheduled.

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

Item 4—Submission of Matters to a Vote of Security Holders

        (a) - (c) At the Special Meeting of Shareholders held on August 13, 2002, the amendment to increase the number of authorized shares of common stock, par value $.10 per share from 30 million to 85 million was approved.

        With respect to the amendment to increase the number of authorized shares of common stock, par value $.10 per share from 30 million to 85 million, the voting was as follows:

For	Against	Abstain	Non-Vote
16,440,252	3,599,203	17,690	-0-

Item 6—Exhibits and Reports on Form 8-K

  (a)
  Exhibits.

10.1	ACT Manufacturing (Thailand) Public Company Limited Credit Facilities Agreement
99.1	Certification by Chief Executive Officer
99.2	Certification by Chief Financial Officer
  (b)
  During the quarterly period ended September 30, 2002, the Company filed the following Current Reports on Form 8-K:

      Current Report on Form 8-K dated July 2, 2002, disclosing the signing of the Stock Purchase Agreement relating to the acquisition of stock of ACT Manufacturing (Thailand) Public Company Limited ("ACT Thailand") and ACT Manufacturing UK Ltd. ("ACT UK") under Item 5 and the related press release under Item 7.

      Current Report on Form 8-K dated July 18, 2002, disclosing the Company's earnings press release for the quarter ended June 30, 2002 and the Company's greenfield operations in Suzhou, China under Item 5 and the related press release under Item 7.

      Current Report on Form 8-K dated July 29, 2002, disclosing the Company's acquisition of the stock of ACT Thailand and ACT UK under Items 2 and 7.

      Current Report on Form 8-K dated August 13, 2002, disclosing the sworn statements of the Company's chief executive officer and chief financial officer under Items 9 and 7.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 14, 2002.

BENCHMARK ELECTRONICS, INC. (Registrant)
By:	/s/ DONALD E. NIGBOR Donald E. Nigbor Chief Executive Officer (Principal Executive Officer)
By:	/s/ GAYLA J. DELLY Gayla J. Delly Chief Financial Officer (Principal Financial Officer)

CERTIFICATIONS

I, Donald E. Nigbor, Chairman and Chief Executive Officer of Benchmark Electronics, Inc. (the "Registrant") certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Benchmark Electronics, Inc.;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:
  a.
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b.
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c.
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  5.
  The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):
  a.
  all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

  b.
  any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and
  6.
  The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ DONALD E. NIGBOR Donald E. Nigbor Chief Executive Officer
November 14, 2002

I, Gayla J. Delly, Chief Financial Officer of Benchmark Electronics, Inc. (the "Registrant") certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Benchmark Electronics, Inc.;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:
  a.
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b.
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c.
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  5.
  The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):
  a.
  all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

  b.
  any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and
  6.
  The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ GAYLA J. DELLY Gayla J. Delly Chief Financial Officer
November 14, 2002

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1	ACT Manufacturing (Thailand) Public Company Limited Credit Facilities Agreement
99.1	Certification of Chief Executive Officer
99.2	Certification of Chief Financial Officer

QuickLinks

PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets (amounts in thousands)
BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Income (amounts in thousands, except per share data) (unaudited)
BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (amounts in thousands) (unaudited)
BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (amounts in thousands, unless otherwise noted) (unaudited)
  Note 13—Stock Offering
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  General
  Recent Acquisitions
  RESULTS OF OPERATIONS
  Americas
  Europe
  Asia
  LIQUIDITY AND CAPITAL RESOURCES
  CRITICAL ACCOUNTING POLICIES AND ESTIMATES
  Allowance for doubtful accounts
  Inventory obsolescence reserve
  Deferred taxes
  Impairment of Long-Lived Assets
  RISK FACTORS
  Item 3—Quantitative and Qualitative Disclosures About Market Risk
  Item 4—Controls and Procedures
PART II—OTHER INFORMATION
  Item 1—Legal Proceedings
  Item 4—Submission of Matters to a Vote of Security Holders
  Item 6—Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
EXHIBIT INDEX