Form 10-K
period 2002-12-31
BENCHMARK ELECTRONICS INC
filed 2003-03-25
CIK 863436

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-10560

BENCHMARK ELECTRONICS, INC.
(Exact Name of Registrant as Specified in its Charter)

Texas (State or other Jurisdiction of Incorporation or Organization)	74-2211011 (I.R.S. Employer Identification Number)
3000 Technology Drive Angleton, Texas (Address of Principal Executive Offices)	77515 (Zip Code)
Registrant's telephone number, including area code: (979) 849-6550

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.10 per share	New York Stock Exchange, Inc.
Preferred Stock Purchase Rights	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).Yes ☒ No ☐

        As of June 30, 2002, the number of outstanding shares of Common Stock was 24,191,442. As of such date, the aggregate market value of the shares of Common Stock held by non-affiliates, based on the closing price of the Common Stock on the New York Stock Exchange on such date, was approximately $680.2 million.

Documents Incorporated by Reference:

(1)
Portions of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2002 (Part II Items 5-8).
(2)
Portions of the Company's Proxy Statement for the 2003 Annual Meeting of Shareholders (Part III, Items 10-13).

i

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

General

        We are in the business of manufacturing electronics and provide our services to original equipment manufacturers of computers and related products for business enterprises, medical devices, video/audio/entertainment products, industrial control equipment, testing and instrumentation products, and telecommunication equipment. The services that we provide are commonly referred to as electronics manufacturing services. We offer our customers comprehensive and integrated design and manufacturing services, from initial product design to volume production and direct order fulfillment. We provide specialized engineering services, including product design, printed circuit board layout, prototyping and test development. We believe that we have developed strengths in the manufacturing process for large, complex, high-density printed circuit boards as well as the ability to manufacture high and low volume products in lower cost regions such as Latin America and Southeast Asia. As our customers expand internationally, they increasingly require their electronics manufacturing services partners to have strategic regional locations and global procurement capabilities. We believe that our global manufacturing presence of 16 facilities in eight countries increases our ability to be responsive to our customers' needs by providing accelerated time-to-market and time-to-volume production of high quality products. These capabilities should enable us to build stronger strategic relationships with our customers and to become a more integral part of their operations.

        Substantially all of our manufacturing services are provided on a turnkey basis, whereby we purchase customer-specified components from our suppliers, assemble the components on finished printed circuit boards, perform post-production testing and provide our customers with production process and testing documentation. We offer our customers flexible, "just-in-time" delivery programs allowing product shipments to be closely coordinated with our customers' inventory requirements. Additionally, we complete the assembly of our customers' products at our facilities by integrating printed circuit board assemblies into other elements of our customers' products. We also provide manufacturing services on a consignment basis, whereby we utilize components supplied by the customer to provide assembly and post-production testing services. We currently operate, on approximately 2.0 million square feet, a total of 51 surface mount production lines at our domestic facilities in Alabama, Minnesota, New Hampshire, Oregon, Texas and Virginia; and 54 surface mount production lines at our international facilities in Brazil, China, England, Ireland, Mexico, Scotland, Singapore and Thailand. Surface mount production lines are assembly lines where electrical components are soldered directly onto printed circuit boards.

        Since July 1996, we have completed six acquisitions that have broadened our service offerings, diversified our customer base with leading original equipment manufacturers and expanded our geographic presence. Our July 2002 acquisition of ACT Manufacturing (Thailand) Public Company Limited and ACT Manufacturing Holdings UK Limited provided us with additional manufacturing capacity in Thailand and England. Our October 2000 acquisition of the assets of the MSI Division of Outreach Technologies, Inc. provided us with additional manufacturing capacity in the northeastern

United States. Our August 1999 acquisition of AVEX Electronics, Inc. and Kilbride Holdings B.V. provided us with a global presence and enabled us to increase our scale of operations and expand our customer base significantly. We have also acquired EMD Technologies, Inc., Lockheed Commercial Electronics Company, and certain assets from Stratus Computer Ireland, which improved our engineering capabilities, increased our manufacturing capacity and expanded our international presence. In addition to these acquisitions, the opening of new systems integration facilities in Huntsville, Alabama in 2000 and Singapore in 2001 expanded our systems integration capabilities and we recently opened a facility in Suzhou, China that will begin production during 2003.

        We believe our primary competitive advantages are our design, manufacturing, testing and supply chain management capabilities. We offer our customers complete and flexible manufacturing solutions that provide accelerated time-to-market, time-to-volume production, and reduced production costs. As a result of working closely with our customers and responding promptly to their needs, we have become an integral part of their operations. In addition, our workforce is led by a management team that founded the Company and has an average of 21 years of industry experience.

        Our internet address is www.bench.com. We make available free of charge through our internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the Securities and Exchange Commission.

Business Strategy

        Our goal is to be the electronics manufacturing services outsourcing provider of choice to leading original equipment manufacturers in the high growth segments of the electronics industry. To meet this goal, we have implemented the following strategies:

  •
  Maintain and Develop Close, Long-Term Relationships with Customers.  Our core strategy is to maintain and establish long-term relationships with leading original equipment manufacturers in expanding industries by becoming an integral part of our customers' manufacturing operations. To this end, we work closely with our customers throughout the design, manufacturing and distribution process, and we offer flexible and responsive services. We believe that we develop stronger customer relationships by relying on our local management teams that respond to frequently changing customer design specifications and production requirements.

  •
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

  •
  Deliver Complete High and Low Volume Manufacturing Solutions Globally.  We believe original equipment manufacturers are increasingly requiring from electronics manufacturing services providers a wide range of specialized engineering and manufacturing services in order to reduce their costs and accelerate their time-to-market and time-to-volume production. Building on our integrated engineering and manufacturing capabilities, we offer services from initial product design and test to final product assembly and distribution to the original equipment manufacturers' customers. We also offer our customers high volume production in low cost regions of the world, such as Brazil, China, Mexico and Thailand. These full service capabilities allow us to offer customers the flexibility to move quickly from design and initial introduction to production and distribution.

  •
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

  •
  Continue Our Global Expansion.  A network of strategically positioned facilities can simplify and shorten an original equipment manufacturer's supply chain and reduce the time it takes to bring product to market. We are committed to pursuing geographic expansion in order to support our global customers with cost-effective and timely delivery of quality products and services worldwide. Our acquisition of facilities in Thailand and England and the opening of a facility in Suzhou, China expanded our service scope to provide a global manufacturing solution to our customers at 16 facilities located in Brazil, China, Ireland, Mexico, Singapore, Thailand, the United Kingdom and the United States.

  •
  Selectively Pursue Strategic Acquisitions.  We have completed six acquisitions since July 1996 and will continue to selectively seek acquisition opportunities. Our acquisitions have enhanced our business in the following ways:

  •
  expanded geographic presence;

  •
  enhanced customer growth opportunities;

  •
  developed strategic relationships;

  •
  broadened service offerings;

  •
  diversified into new market sectors; and

  •
  added experienced management teams.

    We believe that growth by selective acquisitions is critical for achieving the scale, flexibility and breadth of customer services required to remain competitive in the electronics manufacturing services industry.

Acquisitions

        Since July 1996, we have completed six acquisitions. These acquisitions were:

  •
  ACT Manufacturing (Thailand) Public Company Limited and ACT Manufacturing Holdings UK Limited.   On July 29, 2002, we completed the acquisition of all of the issued and outstanding capital stock of ACT Manufacturing Holdings UK Limited ("UK") and 68,374,718 shares, constituting at least 99.77% of the issued and outstanding capital stock of ACT Manufacturing (Thailand) Public Company Limited ("Thailand"), from ACT Manufacturing, Inc. ("ACT"). The facilities acquired include a facility owned in Ayudhaya, Thailand and a leased facility in Leicester, England. The 240,000 square foot manufacturing facility in Ayudhaya, Thailand (near Bangkok) provides electronics manufacturing services, including printed circuit board ("PCB") assembly and test, systems assembly and test, prototyping, warranty repair, materials procurement and engineering support services. The facility has experience in radio frequency ("RF") and wireless product manufacturing, as well as a full suite of RF testing capabilities. The

    55,000 square foot manufacturing facility in Leicester, England provides electronics manufacturing services, including PCB design, assembly and test, and systems assembly and test.

  •
  MSI Division.  On October 2, 2000, we acquired substantially all of the assets and properties, net of assumed liabilities, of the MSI Division of Outreach Technologies, Inc. Now operated as our Manassas, Virginia division, this facility provided additional manufacturing capacity in the northeastern United States.

  •
  AVEX Electronics, Inc. and related companies.  On August 24, 1999, we completed the acquisition of AVEX, one of the largest privately-held contract manufacturers. This acquisition provided us a global presence and expanded our customer base to approximately 90 original equipment manufacturers in a broader range of end user markets.

  •
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

  •
  Lockheed Commercial Electronics Company.  In February 1998, we acquired Lockheed Commercial Electronics Company. This acquisition provided us with manufacturing capacity in the northeastern United States and 19 additional customers. Now operated as our Hudson, New Hampshire division, the facility provides a broad range of services including assembly and testing of printed circuit boards; systems assembly and testing; prototyping, which is building initial quantities of a new product to test and refine the design; depot repair, which is the method of repairing equipment in which the customer ships a damaged product to a central location for repair, as opposed to field repair; materials procurement; and engineering and design support services.

  •
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

Electronics Manufacturing Services Industry

        Many original equipment manufacturers in the electronics industry are increasingly using electronics manufacturing service providers in their business and manufacturing strategies and are seeking to outsource a broad range of manufacturing and related engineering services. Outsourcing allows original equipment manufacturers to take advantage of the manufacturing expertise of, and capital investments by, electronics manufacturing service providers. This enables original equipment manufacturers to concentrate on what they believe to be their core strengths, such as product development, marketing and sales. Original equipment manufacturers utilize electronics manufacturing service providers to enhance their competitive position by:

  •
  reducing capital investment requirements and fixed overhead costs;

  •
  accessing advanced manufacturing and design capabilities;

  •
  reducing production costs;

  •
  accelerating time-to-market and time-to-volume production;

  •
  improving inventory management and purchasing power; and

  •
  accessing worldwide manufacturing capabilities.

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

        Materials Procurement and Management.    Materials procurement and management consists of the planning, purchasing, expediting and warehousing of components and materials. Our inventory management and volume procurement capabilities contribute to cost reductions and reduce total cycle time. Our materials strategy is focused on leveraging our procurement volume company wide while providing local execution for maximum flexibility at the division level. In addition, our Dublin, Ireland facility has developed material processes required to support high-end computer system integration operations.

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

  •
  chip scale packaging, the part of semiconductor manufacturing in which the semiconductor die is bonded and sealed into a ceramic or plastic package which physically protects the semiconductor device; and

  •
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

Marketing and Customers

        We market our services through a direct sales force and independent marketing representatives. In addition, our divisional and executive management teams are an integral part of our sales and marketing teams. During 2002, our two largest customers, Sun Microsystems and EMC, each represented in excess of approximately 10% of total sales and, in the aggregate, represented 60.8% of total sales.

        The following table sets forth the percentages of the Company's sales by industry for 2002, 2001 and 2000.

	2002	2001	2000
Computers & related products for business enterprises	64%	44%	36%
Telecommunication equipment	13	31	34
Medical devices	11	7	5
Industrial control equipment	8	9	8
Video/Audio/Entertainment products	2	4	10
Testing & instrumentation products	2	5	7

Suppliers

        We maintain a network of suppliers of components and other materials used in assembling printed circuit boards. We procure components only when a purchase order or forecast is received from a customer and occasionally utilize components or other materials for which a supplier is the single source of supply. Although we experience component shortages and longer lead times of various components from time to time, we have generally been able to reduce the impact of the component shortages by working with customers to reschedule deliveries, by working with suppliers to provide the needed components using just-in-time inventory programs, or by purchasing components at somewhat higher prices from distributors, rather than directly from manufacturers. These procedures reduce, but do not eliminate, our inventory risk. In 2002 and 2001, customer modifications to orders for inventory previously procured by us resulted in excess and obsolete inventory for the related customers that could not be recovered through put backs to vendors or the specific customer concerned. In addition, by developing long-term relationships with suppliers, we have been better able to minimize the effects of component shortages than manufacturers without such relationships.

Backlog

        We had a year-end backlog of approximately $994.3 million at December 31, 2002, as compared to the 2001 year-end backlog of $855.1 million. Although we expect to fill substantially all of our backlog during 2003, at December 31, 2002, we did not have long-term agreements with all of our customers and customer orders can be canceled, changed or delayed by customers. The timely replacement of canceled, changed or delayed orders with orders from new customers cannot be assured, nor can there be any assurance that any of our current customers will continue to utilize our services. Because of these factors, backlog is not a meaningful indicator of future financial results.

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

Employees

        As of December 31, 2002, we employed 6,380 people, of whom 4,528 were engaged in manufacturing and operations, 745 in materials control and procurement, 561 in design and development, 153 in marketing and sales, and 393 in administration. Although a majority of our workforce is non-union, employees in our facilities in Brazil and Mexico are unionized, and work councils have been established at our facilities in Cork, Ireland, and Scotland. The Company has not experienced a strike or similar work stoppage and its relations with its employees are satisfactory.

Segments and International Operations

        Benchmark has 16 manufacturing facilities in the Americas, Europe, and Asia regions to serve its customers. Benchmark is operated and managed geographically and management evaluates performance and allocates Benchmark's resources on a geographic basis. See Note 12 of Notes to Consolidated Financial Statements for segment and geographical information. Prior to the acquisitions in 1999, all of our operations were in the Americas region. We currently operate outside the United States in Brazil, China, Ireland, Mexico, Singapore, Thailand and the United Kingdom. In 2002, approximately 22.1% of our sales were from operations outside of the United States. As a result of continuous customer demand overseas, we expect foreign sales to increase. Our foreign sales and operations are subject to risk of doing business abroad, including fluctuations in the value of currency, export duties, import controls and trade barriers, including stoppages, longer payment cycles, greater difficulty in accounts receivable collection, burdens of complying with wide variety of foreign laws and, in certain parts of the world, political instability. While, to date, these factors have not had a material adverse affect on Benchmark's results of operations, we cannot assure that there will not be an adverse impact in the future.

Item 2. Properties

        Benchmark currently has 16 manufacturing facilities worldwide.

        The following chart summarizes the facilities owned or leased by Benchmark and its subsidiaries:

Location	Sq. Ft.	Function	Ownership
Angleton, Texas	109,000	Executive, manufacturing, and procurement	Owned
Ayudhaya, Thailand	243,000	Manufacturing, design and procurement	Owned
Beaverton, Oregon	77,000	Manufacturing	Leased
Campinas, Brazil	40,000	Manufacturing	Leased
Cork, Ireland	24,000	Design	Owned
Dublin, Ireland	104,000	Manufacturing and procurement	Leased
East Kilbride, Scotland	80,000	Manufacturing and procurement	Owned
Guadalajara, Mexico	150,000	Manufacturing	Leased
Hudson, New Hampshire	262,000	Manufacturing and procurement	Leased
Huntsville, Alabama	276,000	Manufacturing, design and procurement	Owned
Huntsville, Alabama (SI)	144,000	Manufacturing and design	Leased
Leicester, England	55,000	Manufacturing and procurement	Leased
Manassas, Virginia	44,000	Manufacturing and procurement	Leased
Suzhou, China	115,000	Manufacturing	Leased
Singapore	78,000	Manufacturing and procurement	Leased
Winona, Minnesota	208,000	Manufacturing, design and procurement	Leased, Owned

Total	2,009,000

        In addition, we own manufacturing facilities in Pulaski, Tennessee, Korat, Thailand, and Rangsit, Thailand with a total of 329,000 sq. ft. that are currently being held for sale. Also, we have a leased facility in Mansfield, Massachusetts with 44,000 sq. ft. that is currently not in operation.

Item 3. Legal Proceedings

        On October 18, 1999, we announced that our third quarter 1999 earnings announcement would be delayed and subsequently, on October 22, we announced our earnings for the third quarter 1999 were below the level of the same period during 1998 and were below expectations. Several class action lawsuits were filed in federal district court in Houston, Texas against Benchmark and two of its officers and directors alleging violations of the federal securities laws. These lawsuits were consolidated in February 2000. The lawsuits sought to recover unspecified damages. We deny the allegations in the lawsuits, however, and further deny that such allegations provide a basis for recovery of damages as we believe that we have made all required disclosures on a timely basis. On August 16, 2002, the United States District Court granted our Motion to Dismiss in the Consolidated Action. Plaintiff filed an appeal on December 6, 2002 to the Fifth Circuit Court of Appeals (the "Fifth Circuit") of the Court's ruling. However, in late January 2003, Plaintiff offered to withdraw the appeal and Plaintiff and Benchmark subsequently entered into an agreement wherein Benchmark agreed not to seek sanctions against Plaintiff in exchange for Plaintiff's covenant not to sue Benchmark for the subject matter made the basis of the current suit and to file with the Fifth Circuit a motion to withdraw the appeal. On January 31, 2003, Plaintiff filed the Motion to Withdraw with the Fifth Circuit and the Fifth Circuit entered a dismissal of the appeal on February 4, 2003.

        Benchmark filed suit against J.M. Huber Corporation (the "Seller") in the United States District Court for the Southern District of Texas for breach of contract, fraud and negligent misrepresentation on December 14, 1999 and is seeking an unspecified amount of damages in connection with the Amended and Restated Stock Purchase Agreement dated August 12, 1999 between the parties whereby Benchmark acquired all of the stock of AVEX from Seller. On January 5, 2000, Seller filed suit in the United States District Court for the Southern District of New York alleging that Benchmark failed to comply with certain obligations under the contract requiring Benchmark to register shares of its common stock issued to Seller as partial consideration for the acquisition. Seller's suit has been consolidated with Benchmark's suit in the United States District Court for the Southern District of Texas (the "Court"). On March 18, 2002, the Court entered an interlocutory judgement denying Benchmark's claims against Seller, but preserving Seller's counterclaims against Benchmark. On May 1, 2002, the Court entered a final judgment dismissing without prejudice the claims and counterclaims of Seller. On May 29, 2002, Benchmark filed a notice of appeal of the Court's final judgment to the Fifth Circuit, and on August 7, 2002, Benchmark filed its appellate brief with the Fifth Circuit. On October 10, 2002, the Seller filed its appellee brief with the Fifth Circuit and on October 25, 2002, Benchmark filed a reply brief in response to Seller's appellee brief. On March 10, 2003, the parties presented oral arguments to the Fifth Circuit. Benchmark intends to vigorously pursue its claims against Seller and defend against Seller's allegations.

        On April 14, 2000, Benchmark, along with numerous other companies, was named as a defendant in a lawsuit filed in the United States District Court for the District of Arizona by the Lemelson Medical, Education & Research Foundation (the "Foundation"). The lawsuit alleges that Benchmark has infringed certain of the Foundation's patents relating to machine vision and bar code technology utilized in machines the Company has purchased. On November 2, 2000, Benchmark filed an Answer, Affirmative Defenses, and a Motion to Stay based upon Declaratory Judgement Actions filed by Cognex and Symbol, manufacturers of the equipment at issue. On March 29, 2001, the Court granted the defendants' Motion to Stay and ordered that the lawsuit be stayed pending the entry of a final non-appealable judgement in the cases filed by Cognex and Symbol (the "Symbol/Cognex case"). The bench trial for the Symbol/Cognex case began on November 18, 2002 and concluded on January 17, 2003. The trial briefing is scheduled to be completed on May 16, 2003. The decision of the Court on the Symbol/Cognex case is expected to be issued some time in 2003. Management intends to vigorously defend against such claim and pursue all rights it has against third parties. At the present time, we are unable to reasonably estimate the possible loss, if any, associated with these matters.

        Benchmark is also involved in various other legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on Benchmark's consolidated financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter of 2002.

PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

        The information on page 54 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2002 (the "2002 Annual Report") is incorporated herein by reference in response to this item.

Item 6. Selected Financial Data

        The information on page 55 of the 2002 Annual Report is incorporated herein by reference in response to this item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information on pages 9 through 27 of the 2002 Annual Report is incorporated herein by reference in response to this item.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        The information on pages 21 through 27 of the 2002 Annual Report is incorporated herein by reference in response to this item.

Item 8. Financial Statements and Supplementary Data

        The information on pages 28 through 55 of the 2002 Annual Report is incorporated herein by reference in response to this item.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

        The information under the captions "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 2003 Annual Meeting of Shareholders (the "2003 Proxy Statement"), to be filed not later than 120 days after the close of the Company's fiscal year, is incorporated herein by reference in response to this item.

Item 11. Executive Compensation

        The information under the caption "Executive Compensation and Other Matters" in the 2003 Proxy Statement, to be filed not later than 120 days after the close of the Company's fiscal year, is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The information under the caption "Common Stock Ownership of Certain Beneficial Owners and Management" in the 2003 Proxy Statement, to be filed not later than 120 days after the close of the Company's fiscal year, is incorporated herein by reference in response to this item.

Item 13. Certain Relationships and Related Transactions

        The information under the caption "Certain Transactions" in the 2003 Proxy Statement, to be filed not later than 120 days after the close of the Company's fiscal year, is incorporated herein by reference in response to this item.

Item 14. Controls And Procedures

        (a)    Evaluation of disclosure controls and procedures.

          Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of a date within 90 days of the filing date of this Annual Report on Form 10-K. Based on such evaluation, they have concluded that as of such date, our disclosure controls and procedures were reasonably designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

        (b)    Changes in internal controls.

          There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of evaluation by our principal executive officer and principal financial officer. There were no corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a)
  Financial Statements, Financial Statement Schedules, and Exhibits

1.    Financial Statements of the Company

        Reference is made to the Financial Statements, the report thereon, the notes thereto and supplementary data commencing at page 32 of the 2002 Annual Report, which financial statements, report, notes and data are incorporated by reference in response to Item 8 of this report. Set forth below is a list of such Financial Statements:

  Consolidated Financial Statements of the Company
  Independent Auditors' Report
  Consolidated Balance Sheets as of December 31, 2002 and 2001
  Consolidated Statements of Income (Loss) for the years ended December 31, 2002, 2001 and 2000
  Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss) for the years ended December 31, 2002, 2001 and 2000
  Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000
  Notes to Consolidated Financial Statements

2.    Financial Statement Schedule

Benchmark Electronics, Inc.

Schedule II—Valuation Accounts
(in thousands)

		Additions
	Balance at Beginning of Period	Charges to Operations	Other Additions	Deductions	Balance at End of Period
Year ended December 31, 2002
Allowance for doubtful accounts(1)	$2,211	6,605	—	3,052	5,764
Inventory obsolescence reserve(3)	$9,024	13,779	—	5,622	17,181
Year ended December 31, 2001
Allowance for doubtful accounts(1)	$4,276	2,616	—	4,681	2,211
Inventory obsolescence reserve(3)	$8,226	7,607	—	6,809	9,024
Year ended December 31, 2000
Allowance for doubtful accounts(1)(2)	$7,705	921	64	4,414	4,276
Inventory obsolescence reserve(2)(3)	$20,000	3,748	140	15,662	8,226

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

        Under date of February 5, 2003, we reported on the consolidated balance sheets of Benchmark Electronics, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income (loss), shareholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2002, as incorporated by reference in this annual report on form 10-K for the year 2002. In connection with the audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule included in Item 14(a)2. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

        In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002, and in 2001 changed its method of accounting for derivative instruments and hedging activities.

KPMG LLP

Houston, Texas
February 5, 2003

3.    Exhibits

        Each exhibit marked with an asterisk is filed with this Annual Report on Form 10-K.

Exhibit Number		Description
2.1	—	Purchase Agreement dated as of January 22, 1998 by and between the Company and Lockheed Martin Corporation (incorporated herein by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated February 23, 1998).
2.2	—
Agreement and Plan of Merger dated as of March 27, 1996 by and among the Company, Electronics Acquisition, Inc., EMD Technologies, Inc., David H. Arnold and Daniel M. Rukavina (incorporated herein by reference to Appendix A of the Company's Registration Statement on Form S-4 (Registration Number 333-4230)).
2.3	—
Amendment No. 1 to Agreement and Plan of Merger dated as of April 5, 1996 by and among the Company, Electronics Acquisition, Inc., EMD Technologies, Inc., David H. Arnold and Daniel M. Rukavina (incorporated herein by reference to Exhibit 2.2 to the Company's Registration Statement on Form S-4 (Registration Number 333-4230)).
2.4	—
Purchase and Sale Agreement by and among Stratus Computer Ireland, Ascend Communications Inc., BEI Electronics Ireland Limited and the Company dated January 22, 1999 (incorporated by reference herein to Exhibit 2.1 to the Company's Current Report on Form 8-K dated January 22, 1999).
2.5	—
Amended and Restated Stock Purchase Agreement dated as of August 12, 1999 by and between the Company and J. M. Huber Corporation (incorporated by reference herein to Exhibit 2 to the Company's Current Report on Form 8-K dated August 24, 1999 and filed on September 8, 1999).
2.6	—
Asset Purchase Agreement by and between Benchmark Electronics AB and Flextronics International Sweden AB (incorporated by reference herein to Exhibit 2 to the Company's Current Report on Form 8-K/A dated July 31, 2000).
2.7	—
Asset and Share Purchase Agreement by and between Benchmark Electronics, Inc., ACT Manufacturing, Inc., ACT Manufacturing Securities Corp., ACT Manufacturing U.S. Holdings, LLC. and CMC Industries, Inc. dated July 2, 2002 (incorporated by reference from Exhibit 2.1 to the Company's Form 8-K dated July 2, 2002 and filed on July 5, 2002).
3.1	—
Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Registration Number 33-46316) (the "Registration Statement")).
3.2	—	Amended and Restated Bylaws of the Company (incorporated by reference herein to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).
3.3	—
Amendment to Amended and Restated Articles of Incorporation of the Company adopted by the shareholders of the Company on May 20, 1997 (incorporated herein by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).
3.4	—
Statement of Resolution Establishing Series A Cumulative Junior Participating Preferred Stock of Benchmark Electronics, Inc. (incorporated by reference to Exhibit B of the Rights Agreement dated December 11, 1998 between the Company and Harris Trust Savings Bank, as Rights Agent, included as Exhibit 1 to the Company's Form 8A12B filed December 11, 1998).

3.5	—
Amendment to Amended and Restated Articles of Incorporation of the Company approved by the shareholders of the Company on August 13, 2002 (incorporated herein by reference to Exhibit 4.7 to the Company's Form S-8 (Registration Number 333-103183)).
4.1	—	Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Registration Statement).
4.2	—	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).
4.3	—
Amendment to the Restated Articles of Incorporation of the Company adopted by the shareholders of the Company on May 20, 1997 (incorporated herein by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).
4.4	—	Specimen form of certificate evidencing the Common Stock (incorporated herein by reference to Exhibit 4.3 to the Registration Statement).
4.5	—
Rights Agreement dated December 11, 1998 between the Company and Harris Trust Savings Bank, as Rights Agent, together with the following exhibits thereto: Exhibit A—Form of Statement of Resolution Establishing Series A Cumulative Junior Participating Preferred Stock of Benchmark Electronics, Inc.; Exhibit B—Form of Right Certificate; and Exhibit C—Summary of Rights to Purchase Preferred Stock of Benchmark Electronics, Inc. (incorporated by reference to Exhibit 1 to the Company's Form 8A12B filed December 11, 1998).
4.6	—	Summary of Rights to Purchase Preferred Stock of the Company (incorporated by reference to Exhibit 3 to the Company's Form 8A12B/A filed December 22, 1998).
4.7	—
Indenture dated as of August 13, 1999 by and between the Company and Harris Trust Company of New York, as trustee (incorporated by reference from Exhibit 99.3 to Benchmark's Form 8-K dated August 24, 1999 and filed on September 8, 1999).
4.8	—
Amendment to Amended and Restated Articles of Incorporation of the Company approved by the shareholders of the Company on August 13, 2002 (incorporated herein by reference to Exhibit 4.7 to the Company's Form S-8 (Registration Number 333-103183)).
10.1	—	Form of Indemnity Agreement between the Company and certain of its directors and officers (incorporated herein by reference to Exhibit 10.11 to the Registration Statement).
10.2	—	Benchmark Electronics, Inc. Stock Option Plan dated May 11, 1990 (incorporated herein by reference to Exhibit 10.12 to the Registration Statement).
10.3	—
Benchmark Electronics, Inc. Incentive Stock Option Agreement used under the 1990 Stock Option Plan between the Company and the optionee (incorporated herein by reference to Exhibit 10.13 to the Registration Statement).
10.4	—
Form of Benchmark Electronics, Inc. Nonqualified Stock Option Agreement used under the 1990 Stock Option Plan between the Company and the optionee (incorporated herein by reference to Exhibit 10.14 to the Registration Statement).
10.5	—
First Amendment to Lucent Technologies Network Systems do Brasil S.A. Lease Agreement dated June 14, 2000 by and between Benchmark Electronics Ltda and Lucent Technologies Network Systems do Brasil S.A. (incorporated herein by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.)

10.6		—
Benchmark Electronics, Inc. 1994 Stock Option Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).
10.7		—
First Amendment to the Benchmark Electronics, Inc. 1994 Stock Option Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 99.2 to the Company's Form S-8 (Registration Number 333-103183)).
10.8		—
Benchmark Electronics, Inc. 401(k) Employee Savings Plan Adoption Agreement dated January 2, 2001 by and between Benchmark Electronics, Inc. and Boston Safe Deposit and Trust Company (incorporated herein by reference to Exhibit 10.1 to the Company's Form 11-K for the year ended December 31, 2000).
10.9		—	Dreyfus Prototype Defined Contribution Plan Basic Plan Document No. 01 (incorporated by reference to Exhibit 10.2 to the Company's Form 11-K for the year ended December 31, 2000.)
10.10		—	Benchmark Electronics, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 (Registration Number 333-76207)).
10.11		—	Benchmark Electronics, Inc. 2000 Stock Awards Plan (incorporated herein by reference to Exhibit 4.8 to the Company's Registration Statement on Form S-8 (Registration Number 333-54186)).
10.12		—
Form of incentive stock option agreement for use under the 2000 Stock Awards Plan (incorporated herein by reference to Exhibit 4.8 to the Company's Registration Statement on Form S-8 (Registration Number 333-54186)).
10.13		—
First Amendment to the Benchmark Electronics, Inc. Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
10.14		—
Lease Agreement dated June 1, 2000 between Industrial Properties of the South and the Company (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).
10.15		—
Lease Agreement dated February 29, 2000 between Millikan Properties, LLC and the Company (incorporated herein by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).
10.16		—
Lease Agreement dated July 30, 1996 by and among David H. Arnold, Muriel M. Arnold, Daniel M. Rukavina, Patricia A. Rukavina and EMD Associates, Inc., as amended by Amendment to Lease dated July 30, 1996.
10.17		—
Lease Agreement dated December 15, 1992 by and among David H. Arnold, Muriel M. Arnold, Daniel M. Rukavina, Patricia A. Rukavina and EMD Associates, Inc., as amended by Amendment to Lease dated January 1, 1994, Amendment to Lease dated December 15, 1995, and Amendment to Lease dated July 30, 1996 (incorporated herein by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).
10.18	*	—	Lease Agreement dated February 12, 2003 by and between the Company and BAE SYSTEMS Information and Electronic Systems Integration Inc.
10.19	*	—	Sublease Agreement dated February 12, 2003 by and between the Company and BAE SYSTEMS Information and Electronic Systems Integration Inc..

10.20	—
Lease Agreement dated February 22, 1999 by and between Serto, S.A. de C.V. and AVEX Electronics de Mexico, S.R.L. de C.V. (incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).
10.21	—
Sublease Agreement dated February 22, 1999 by and between Operadora Farmaceutica, S.A. de C.V. and AVEX Electronics de Mexico, S.R.L. de C.V. (incorporated herein by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).
10.22	—
Lease Renewal Amendment dated September 29, 2000 by and between the Company and General Electric Capital Corporation (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).
10.23	—
Guarantee dated September 10, 1998 by the Company in favor of Kilmore Developments Limited (incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).
10.24	—
Lease Agreement dated March 9, 2001 by and between BEI Electronics Ireland Limited and Canada Life Assurance (Ireland) Limited (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).
10.25	—
Amended and Restated Credit Agreement dated as of June 23, 2000 by and among the Company, the Borrowing Subsidiaries, the lenders party thereto, Fleet National Bank, as documentation agent, Credit Suisse First Boston, as syndication agent, Bank of America, N.A., Bank One NA and Sun Trust Bank as co-agents, and Chase Bank of Texas, National Association, as administrative agent, collateral agent and issuing bank (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).
10.26	—
Registration Rights Agreement dated as of August 24, 1999 by and between the Company and J. M. Huber Corporation (incorporated by reference from Exhibit 99.2 to Benchmark Electronics, Inc.'s Form 8-K dated August 24, 1999 and filed on September 8, 1999).
10.27	—
Registration Agreement dated as of August 9, 1999 by and among the Company, Salomon Smith Barney Inc. and Chase Securities Inc. (incorporated by reference from Exhibit 99.4 to Benchmark Electronics, Inc.'s Form 8-K dated August 24, 1999 and filed on September 8, 1999).
10.28	—
Lease Agreement dated September 15, 2000 by and between Benchmark Electronics Corp. and Nancy E. Thompson, Trustee of Goat Hollow Realty Trust (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).
10.29	—
Lease Agreement dated June 15, 1998 by and between AVEX Electronics do Brasil Ltda and Lucent Technologies Network Systems do Brasil S.A. (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).
10.30	—
Form of Employment Agreements between the Company and its Chief Executive Officer, President and Executive Vice President dated August 1, 2001 (incorporated by reference from Exhibit 10.1 to Benchmark Electronics, Inc.'s Form 10-Q dated September 30, 2001 and filed on November 13, 2001).
10.31	—
Severance Agreement between the Company and Gayla J. Delly dated January 24, 2002 (incorporated by reference from Exhibit 10.33 to Benchmark Electronics, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001).

10.32		—
Amendment No. 1 to the Amended and Restated Credit Agreement dated as of June 23, 2000 by and among Benchmark Electronics, Inc., the Borrowing Subsidiaries, the lenders party thereto, Fleet National Bank, as documentation agent, Credit Suisse First Boston, as syndication agent, Bank of America, N.A., Bank One, NA and Suntrust Bank as co-agents and JPMorgan Chase Bank as administrative agent, collateral agent and issuing bank (incorporated by reference from Exhibit 10.1 to Benchmark Electronics, Inc.'s Form 10-Q dated June 30, 2002 and filed on August 13, 2002).
10.33		—
ACT Manufacturing (Thailand) Public Company Limited Credit Facilities Agreement (incorporated by reference from Exhibit 10.1 to Benchmark Electronics, Inc.'s Form 10-Q dated September 30, 2002 and filed on November 14, 2002).
10.34		—
Form of Benchmark Electronics, Inc. Stock Option Plan for Non-Employee Directors (incorporated herein by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed April 15, 2002).
10.35	*	—	Lease Agreement dated August 19, 2002 by and between Benchmark Electronics (Suzhou) Co. Ltd. and China-Singapore Suzhou Industrial Park Land Co., Ltd.
12	*	—	Statement regarding Computation of Ratios.
13	*	—	Benchmark Electronics, Inc. Annual Report to Shareholders for the year ended December 31, 2002.
21	*	—	Subsidiaries of Benchmark Electronics, Inc.
23	*	—
Consent of Independent Auditors concerning incorporation by reference in the Company's Registration Statements on Form S-8 (Registration No. 33-61660, No. 333-26805, No. 333-28997, No. 333-54186, No. 333-66889, No. 333-76207, No. 333-103183, and No. 333-101744) and on Form S-3 (Registration No. 333-90723, No. 333-90887, and No. 333-84488).
99.1	*	—	Certification of Chief Executive Officer
99.2	*	—	Certification of Chief Financial Officer

*
Filed herewith.

(b)
Reports on Form 8-K.

    Benchmark Electronics, Inc.'s Amended Current Report on Form 8-K/A filed October 11, 2002 disclosing certain financial information relating to the acquisition of stock of ACT Manufacturing (Thailand) Public Company Limited ("ACT Thailand") and ACT Manufacturing Holding UK Ltd. ("ACT UK") under Item 7.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BENCHMARK ELECTRONICS, INC.
By:	/s/ DONALD E. NIGBOR Donald E. Nigbor Chief Executive Officer
Date: March 21, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Name	Position	Date

/s/ DONALD E. NIGBOR Donald E. Nigbor	Chairman of the Board and Chief Executive Officer (principal executive officer)	March 21, 2003
/s/ GAYLA J. DELLY Gayla J. Delly	Chief Financial Officer (principal financial and accounting officer)	March 21, 2003
/s/ STEVEN A. BARTON Steven A. Barton	Director and Executive Vice President	March 21, 2003
/s/ CARY T. FU Cary T. Fu	Director and President (principal operating officer)	March 21, 2003
/s/ DAVID H. ARNOLD David H. Arnold	Director	March 21, 2003
/s/ JOHN C. CUSTER John C. Custer	Director	March 21, 2003
/s/ PETER G. DORFLINGER Peter G. Dorflinger	Director	March 21, 2003

CERTIFICATIONS

        I, Donald E. Nigbor, Chairman and Chief Executive Officer of Benchmark Electronics, Inc. (the "Registrant") certify that:

1.
I have reviewed this annual report on Form 10-K of Benchmark Electronics, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c.
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The Registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ DONALD E. NIGBOR
Donald E. Nigbor Chief Executive Officer March 21, 2003

        I, Gayla J. Delly, Chief Financial Officer of Benchmark Electronics, Inc. (the "Registrant") certify that:

1.
I have reviewed this annual report on Form 10-K of Benchmark Electronics, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c.
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The Registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ GAYLA J. DELLY
Gayla J. Delly Chief Financial Officer March 21, 2003