Form 10-Q
period 2003-03-31
BENCHMARK ELECTRONICS INC
filed 2003-05-14
CIK 863436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003.

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                    TO                    .

Commission file number: 1-10560

BENCHMARK ELECTRONICS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Texas	74-2211011
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)

3000 Technology Drive	77515
Angleton, Texas	(Zip Code)
(Address of Principal Executive Offices)

(979) 849-6550
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b—2 of the Act). Yes ☒ No ☐

As of May 13, 2003 there were 24,635,424 shares of Benchmark Electronics, Inc. Common Stock, par value $0.10 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(amounts in thousands)

	March 31, 2003	December 31, 2002
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$322,023	$312,576
Accounts receivable, net of allowance for doubtful accounts of $7,995 and $5,764, respectively	195,440	178,957
Inventories, net	197,270	195,670
Prepaid expenses and other assets	14,674	13,656
Deferred tax asset	6,450	7,473
Total current assets	735,857	708,332
Property, plant and equipment	235,121	241,443
Accumulated depreciation	(146,014)	(147,403)
Net property, plant and equipment	89,107	94,040
Goodwill, net	116,670	119,823
Other, net	9,302	10,056
	$950,936	$932,251

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of other long-term debt	$29,518	$28,628
Accounts payable	230,422	212,938
Income taxes payable	6,870	6,407
Accrued liabilities	53,176	67,986
Total current liabilities	319,986	315,959
Convertible subordinated notes	80,200	80,200
Other long-term debt, excluding current installments	20,089	28,339
Other long-term liability	2,952	2,946
Deferred tax liability	4,873	5,777
Shareholders’ equity:
Preferred shares, $0.10 par value; 5,000 shares authorized, none issued	—	—
Common shares, $0.10 par value; 85,000 shares authorized; issued — 24,683 and 24,403, respectively; outstanding — 24,634 and 24,354, respectively	2,463	2,435
Additional paid-in capital	441,838	435,816
Retained earnings	97,587	80,256
Accumulated other comprehensive loss	(18,932)	(19,357)
Less treasury shares, at cost; 49 shares	(120)	(120)
Total shareholders’ equity	522,836	499,030
Commitments and contingencies
	$950,936	$932,251

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2003	2002
Sales	$448,470	$329,188
Cost of sales	412,865	304,313
Gross profit	35,605	24,875
Selling, general and administrative expenses	16,472	14,176
Contract settlement	(8,108)	—
Income from operations	27,241	10,699
Interest expense	(2,570)	(2,914)
Other income	816	572
Income before income taxes	25,487	8,357
Income tax expense	8,156	3,009
Net income	$17,331	$5,348

Earnings per share:
Basic	$0.71	$0.27
Diluted	$0.66	$0.26
Weighted average number of shares outstanding:
Basic	24,509	19,763
Diluted	27,457	20,508

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net income	$17,331	$5,348
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,568	7,958
Deferred income taxes	14	541
(Gain) loss on the sale of property, plant and equipment	(42)	15
Federal tax benefit of stock options exercised	1,497	154
Changes in operating assets and liabilities:
Accounts receivable	(16,579)	(5,951)
Inventories	1,449	227
Prepaid expenses and other assets	(944)	(5,759)
Accounts payable	17,541	18,834
Accrued liabilities	(14,544)	1,796
Income taxes	463	2,874
Net cash provided by operations	13,754	26,037
Cash flows from investing activities:
Capital expenditures, net	(1,763)	(1,087)
Additions to capitalized software	(105)	(44)
Net cash used in investing activities	(1,868)	(1,131)
Cash flows from financing activities:
Proceeds from stock options exercised	4,553	785
Principal payments on other long-term debt	(7,360)	(5,539)
Net cash used in financing activities	(2,807)	(4,754)
Effect of exchange rate changes	368	(91)
Net increase in cash and cash equivalents	9,447	20,061
Cash and cash equivalents at beginning of year	312,576	59,879
Cash and cash equivalents at March 31	$322,023	$79,940

Supplemental disclosures of cash flow information:
Net income taxes paid (refunded)	$6,405	$(486)
Interest paid	$2,235	$3,560

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(amounts in thousands, unless otherwise noted)

(unaudited)

Note 1 - Basis of Presentation

Benchmark Electronics, Inc. (the Company) is a Texas corporation in the business of manufacturing electronics and provides services to original equipment manufacturers (OEMs) of computers and related products for business enterprises, medical devices, video/audio/entertainment products, industrial control equipment, testing and instrumentation products, and telecommunication equipment. The Company has manufacturing operations located in the Americas, Europe and Asia.

                The condensed consolidated financial statements included herein have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  The financial statements reflect all normal and recurring adjustments which in the opinion of management are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

                Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in accordance with generally accepted accounting principles. Actual results could differ from those estimates.

                Certain reclassifications of prior period amounts have been made to conform to the current presentation.

Note 2 — Acquisition

On July 29, 2002, the Company completed the acquisition (the Acquisition) of all of the issued and outstanding capital stock of ACT Manufacturing Holdings UK Limited (UK) and 68,374,718 shares, constituting at least 99.77% of the issued and outstanding capital stock of ACT Manufacturing (Thailand) Public Company Limited (Thailand) from ACT Manufacturing, Inc. (ACT) pursuant to the terms of an Asset and Share Purchase Agreement dated as of July 2, 2002 by and between the Company and ACT (the Purchase Agreement). ACT had previously filed for reorganization under Chapter 11 of the United States Bankruptcy Code; the Purchase Agreement and the transactions contemplated thereby were approved by the bankruptcy court. As consideration for the Acquisition, the Company paid $45.2 million in cash and acquisition costs of $0.8 million. The Company is accounting for the acquisition utilizing the accounting principles promulgated by SFAS 141 and 142. Therefore, the results of operations of the UK and Thailand operations since July 29, 2002 have been included in the accompanying consolidated statements of income. The allocation of the net purchase price of the Acquisition resulted in goodwill of approximately $2.8 million.

The following summary pro forma condensed consolidated financial information reflects the acquisition of Thailand as if it had occurred on January 1, 2002 for purposes of the statements of operations. The summary pro forma information is not necessarily representative of what the Company’s results of operations would have been had the acquisition of Thailand in fact occurred on January 1, 2002 and is not intended to project the Company’s results of operations for any future period or date. Because the UK operations are not individually significant to Benchmark, their financial information has not been included herein.

                Pro forma condensed consolidated financial information for the period ended March 31, 2002 (unaudited):

(in thousands, except per share data)

Net sales	$372,055
Gross profit	28,087
Income from operations	12,497
Net income	$7,008
Earnings per share:
Basic	$0.35
Diluted	$0.34
Weighted average number of shares outstanding:
Basic	19,763
Diluted	20,508

Note 3 — Earnings Per Share

Basic earnings per share is computed using the weighted average number of shares outstanding.  Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding stock equivalents during the three months ended March 31, 2003 and 2002. Stock equivalents include common shares issuable upon the exercise of stock options and other equity instruments, and are computed using the treasury stock method.  Earnings per share data were computed as follows:

	Three Months Ended March 31,
	2003	2002
Numerator: Numerator for basic earnings per share — net income	$17,331	$5,348
Interest expense on 6% convertible debt, net of tax	818	—
Numerator for diluted earnings per share	$18,149	$5,348

Denominator: Denominator for basic earnings per share - weighted average number of common shares outstanding during the period	24,509	19,763
Incremental common shares attributable to exercise of outstanding dilutive options	953	745
Incremental common shares attributable to conversion of 6% convertible debt	1,995	—
Denominator for diluted earnings per share	27,457	20,508

Basic earnings per share	$0.71	$0.27
Diluted earnings per share	$0.66	$0.26

                Options to purchase 0.5 million and 0.7 million shares of common stock for the three months ended March 31, 2003 and 2002, respectively, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common stock. The calculation for the three months ended March 31, 2002 did not include the 1.995 million shares issuable upon conversion of the 6% Convertible Subordinated Notes as the effect would have been antidilutive.

Note 4 — Accounting for Stock-Based Compensation

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25”, issued in March 2000, to account for its stock option plans and its Employee Stock Purchase Plan.  Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation”, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans.  As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123.

The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

	Three months ended March 31,
	2003	2002
Net income, as reported	$17,331	$5,348
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(417)	(624)
Net income, as adjusted	$16,914	$4,724

Earnings per share:
Basic, as reported	$0.71	$0.27
Basic, as adjusted	$0.69	$0.24

Diluted, as reported	$0.66	$0.26
Diluted, as adjusted	$0.64	$0.23

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2002 and 2003, respectively: dividend yield of zero in each year; expected volatility of 55% in each year; assumed annual forfeiture rate of 21% in each year; risk-free interest rates of 4.48% and 2.92%; and expected lives of four years for both 2002 and 2003. These pro forma results may not be indicative of the future results for the full fiscal year due to potential grants vesting and other factors.

Note 5 — Goodwill

Goodwill associated with each of the Company’s business segments and changes in those amounts during the three months ended March 31, 2003 were as follows:

	Americas	Europe	Asia	Total
Goodwill, December 31, 2002	$107,854	$2,126	$9,843	$119,823
Inventories purchase accounting adjustment	—	—	(3,118)	(3,118)
Currency translation adjustment	4	(39)	—	(35)
Goodwill, March 31, 2003	$107,858	$2,087	$6,725	$116,670

Note 6 — Borrowing Facilities

The Company has a five-year term loan (the Term Loan) through a syndicate of commercial banks. Principal on the Term Loan is payable in quarterly installments in annual amounts of $22 million in 2003 and $21 million in 2004.  The Term Loan bears interest, at the Company’s option, at either the bank’s Eurodollar rate plus 1.25% to 3.00% or its prime rate plus 0.00% to 1.75%, based upon the Company’s debt ratio as specified in the agreement and interest is payable quarterly. The Term Loan matures on September 30, 2004.  As of March 31, 2003, the Company had $37.5 million outstanding under the Term Loan, bearing interest at rates ranging from 2.625% to 7.88%.

The Company has a $175 million revolving line of credit facility (the Revolving Credit Facility) with a syndicate of commercial banks.  The Company is entitled to borrow under the Revolving Credit Facility up to the lesser of $175 million or the sum of 75% of its eligible accounts receivable, 45% of its eligible inventories and 50% of its eligible fixed assets.  Interest on the Revolving Credit Facility is payable quarterly, at the Company’s option, at either the bank’s Eurodollar rate plus 1.25% to 3.00% or its prime rate plus 0.00% to 1.75%, based upon the Company’s debt ratio as specified in the agreement.  A commitment fee of 0.375% to 0.500% per annum on the unused portion of the Revolving Credit Facility is payable quarterly in arrears. The Revolving Credit Facility matures on September 30, 2004.  As of March 31, 2003, the Company had no borrowings outstanding under the Revolving Credit Facility, $0.4 million outstanding letters of credit and $174.6 million was available for future borrowings.

The Term Loan and the Revolving Credit Facility (collectively the Facility) are secured by the Company’s domestic inventory and accounts receivable, 100% of the stock of the Company’s domestic subsidiaries, and 65% of the voting capital stock of each direct foreign subsidiary and substantially all of the other tangible and intangible assets of the Company and its domestic subsidiaries.  The Facility contains customary financial covenants as to working capital, interest coverage, debt leverage, fixed charges, and consolidated net worth, and restricts the ability of the Company to incur additional debt, pay dividends, sell assets, and to merge or consolidate with other persons, without the consent of the banks.  At March 31, 2003, the Company was in compliance with all such restrictions.

The Company’s Thailand subsidiary has a Credit Agreement with Thai Farmers Bank Public Company Limited and Bank of Ayudhya Public Company Limited (the Thai Credit Agreement). The Thai Credit Agreement provides that the lenders will make available to the Company’s Thailand subsidiary up to approximately $53.5 million in revolving loans, term loans and machinery loans for a term of five years. At March 31, 2003, $11.1 million was outstanding bearing interest at 4.0%. The Thai Credit Agreement is secured by land, buildings and machinery in Thailand.  In addition, the Thai Credit Agreement provides for approximately $1.4 million (60.0 million Thai baht) in working capital availability. At March 31, 2003, the Company’s Thailand subsidiary had no working capital borrowings outstanding.  The Thai Credit Agreement contains financial covenants as to debt coverage and the ratio of debt to equity.  As of March 31, 2003, the Company’s Thailand subsidiary was in compliance with these covenants.  On April 1, 2003, the Company’s Thailand subsidiary repaid all amounts outstanding under the Thai Credit Agreement.  See Note 15.

The Company has outstanding $80.2 million principal amount of 6% Convertible Subordinated Notes due August 15, 2006 (the Notes). The indenture relating to the Notes contains affirmative and negative covenants including covenants restricting the Company’s ability to merge or engage in certain other extraordinary corporate transactions unless certain conditions are satisfied. Upon the occurrence of a change of control of the Company (as defined in the indenture relating to the Notes), each holder of Notes will have the right to require the Company to repurchase all or part of the Holder’s notes at 100% of the face amount thereof, plus accrued and unpaid interest.

The Notes are convertible, unless previously redeemed or repurchased, at the option of the holder at any time prior to maturity, into shares of the Company’s common stock at an initial conversion price of $40.20 per share, subject to adjustment in certain events.  The Notes are convertible into a total of 1.995 million shares of the Company’s common stock.  Interest is payable February 15 and August 15 each year.

The Company currently has an interest rate swap transaction agreement for a notional amount of $18.8 million under which it pays a fixed rate of interest of 6.63% plus 1.25% to 3.00% based upon its debt ratio as specified in the debt agreement, hedging against the variable interest rates charged by the term loan.  The receive rate under the swap is based on LIBOR.  The interest rate swap expires on December 31, 2003.

Note 7 - Inventories

Inventory costs are summarized as follows:

	March 31,	December 31,
	2003	2002
Raw materials	$145,087	$148,399
Work in process	40,894	36,490
Finished goods	30,537	27,962
Obsolescence reserve	(19,248)	(17,181)
	$197,270	$195,670

Note 8 - Income Taxes

Income tax expense consists of the following:

	Three Months Ended March 31,
	2003	2002
Federal - Current	$6,676	$1,885
Foreign - Current	942	176
State — Current	524	407
Deferred	14	541
Total	$8,156	$3,009

                Income tax expense differs from the amount computed by applying the U.S. federal statutory income tax rate to income before income tax due to the impact of foreign income taxes, state income taxes, net of federal benefit, the U.S. tax benefit on export sales and tax-exempt interest income.

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

                The Company’s manufacturing operations in Ireland are subject to a 10% tax rate through December 2010.  Thereafter, the applicable statutory tax rate will be 12.5%. As a result of these reduced rates, income tax expense for the three months ended March 31, 2003 and 2002 is approximately $34 (approximately $0.01 per share diluted) and $201 (approximately $0.01 per share diluted), respectively, lower than the amount computed by applying the statutory tax rate (12.5% in 2003 and 16% in 2002).

Note 9 — Derivative Instruments and Certain Hedging Activities

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS 133.” These statements establish accounting and reporting standards requiring that derivative instruments, including certain derivative instruments embedded in other contracts, be recorded on the balance sheet at fair value as either assets or liabilities. The accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative at its inception. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results of the hedged item in the statements of operations, and requires the Company to formally document, designate and assess the effectiveness of the hedge transaction to receive hedge accounting. For derivatives designated as cash-flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Overall hedge effectiveness is measured at least quarterly. Any changes in the fair value of the derivative instrument resulting from hedge ineffectiveness, as defined by SFAS No. 133 and measured based on the cumulative changes in the fair value of the derivative instrument and the cumulative changes in the estimated future cash flows of the hedged item, are recognized immediately in earnings.

                The Company enters into interest rate swap agreements to reduce its exposure to market risks from changing interest rates.  The Company has designated its swap agreement as a cash flow hedge. During the three months ended March 31, 2003 and 2002, the Company recognized $281 and $361 in losses, respectively, included in interest expense, on the interest rate swap attributable to interest costs occurring during the first three months of 2003 and 2002. No gain or loss on ineffectiveness was required to be recognized during 2003 or 2002.  As of March 31, 2003, the fair value of the interest rate swap agreement was a loss of $0.7 million that is anticipated to be transferred into earnings during 2003.

                The Company has utilized and expects to continue to utilize derivative financial instruments with respect to a portion of its interest rate risks to achieve a more predictable cash flow by reducing its exposure to interest rate fluctuations.  These transactions generally are swaps and are entered into with major financial institutions.  Derivative financial instruments related to the Company’s interest rate risks are intended to reduce the Company’s exposure to increases in the benchmark interest rates underlying the Company’s variable rate Facility.

Note 10 - Business Segments and Geographic Areas

The Company has 15 manufacturing facilities in the Americas, Europe and Asia to serve its customers.  The Company is operated and managed geographically.  The Company’s management evaluates  performance and allocates the Company’s resources on a geographic basis.  Intersegment sales, primarily constituting sales from the Americas to Europe, are generally recorded at prices that approximate arm’s length transactions.  Operating segments’ measure of profitability is based on income from operations (prior to amortization of unallocated corporate expenses).  Certain corporate expenses, including items such as insurance and software licensing costs, are allocated to these operating segments and are included for performance evaluation.  Amortization expense associated with capitalized software costs is allocated to these operating segments, but the related assets are not allocated. The accounting policies for the reportable operating segments are the same as for the Company taken as a whole.

Information about operating segments for the three-month periods ended March 31, 2003 and 2002 was as follows:

	Three Months Ended March 31,
	2003	2002
Net sales:
Americas	$428,776	$332,093
Europe	86,396	82,444
Asia	54,456	3,644
Elimination of intersegment sales	(121,158)	(88,993)
	$448,470	$329,188
Depreciation and amortization:
Americas	$5,668	$6,960
Europe	690	826
Asia	1,210	172
	$7,568	$7,958
Income from operations:
Americas	$31,771	$14,658
Europe	(2,475)	1,898
Asia	1,800	(94)
Corporate and intersegment eliminations	(3,855)	(5,763)
	$27,241	$10,699

Capital expenditures
Americas	$452	$959
Europe	67	118
Asia	1,244	10
	$1,763	$1,087

	March 31,	December 31,
	2003	2002
Total assets:
Americas	$729,563	$705,990
Europe	94,319	99,735
Asia	114,150	111,586
Corporate	12,904	14,940
	$950,936	$932,251

The following enterprise-wide information is provided in accordance with SFAS No. 131.  Geographic net sales information reflects the destination of the product shipped.  Long-lived assets information is based on the physical location of the asset.

	Three Months Ended March 31,
	2003	2002
Net sales derived from:
Printed circuit boards	$333,826	$251,297
Systems integration and box build	114,644	77,891
	$448,470	$329,188

Geographic net sales:
United States	$344,110	$256,292
Europe	87,230	53,395
Asia and other	17,130	19,501
	$448,470	$329,188

	March 31,	December 31,
	2003	2002
Long-lived assets:
United States	$55,959	$62,027
Europe	10,342	11,044
Asia and other	32,108	31,025
	$98,409	$104,096

Note 11 — Comprehensive Income

Comprehensive income, which includes net income, the change in the cumulative translation adjustment and the effect of accounting for cash flow hedging derivatives, for the three months ended March 31, 2003 and 2002, was $17.8 million and $5.2 million, respectively. Total comprehensive income for the three months ended March 31, 2003 and 2002 was as follows:

	Three Months Ended March 31,
	2003	2002
Net income	$17,331	$5,348
Cumulative translation adjustment	282	(431)
Hedge accounting for derivative financial instruments, net of tax	142	318
Comprehensive income	$17,755	$5,235

Included in the hedge accounting for derivative financial instruments of $142 and $318 are reclassification adjustments of approximately $170 and $216, respectively.

Note 12 — Contingencies

The Company filed suit against J.M. Huber Corporation (the Seller) in the United States District Court for the Southern District of Texas for breach of contract, fraud and negligent misrepresentation on December 14, 1999 and is seeking an unspecified amount of damages in connection with the Amended and Restated Stock Purchase Agreement dated August 12, 1999 between the parties whereby the Company acquired all of the stock of AVEX from Seller.  On January 5, 2000, Seller filed suit in the United States District Court for the Southern District of New York alleging that the Company failed to comply with certain obligations under the contract requiring the Company to register shares of its common stock issued to Seller as partial consideration for the acquisition.  Seller’s suit has been consolidated with the Company’s suit in the United States District Court for the Southern District of Texas (the Court). On March 18, 2002, the Court entered an interlocutory judgement denying the Company’s claims against Seller, but preserving Seller’s counterclaims against the Company. On May 1, 2002, the Court entered a final judgment dismissing without prejudice the claims and counterclaims of Seller.  On May 29, 2002, the Company filed a notice of appeal of the Court’s final judgment to the Fifth Circuit Court of Appeals (the Fifth Circuit) and on August 7, 2002, the Company filed its appellate brief with the Fifth Circuit.  On October 10, 2002, the Seller filed its appellee brief with the Fifth Circuit and on October 25, 2002, the Company filed a reply brief in response to Seller’s appellee brief. On March 10, 2003, the parties presented oral arguments to the Fifth Circuit.  The Company intends to vigorously pursue its claims against Seller and defend against Seller’s allegations.

                On April 14, 2000, the Company, along with numerous other companies, was named as a defendant in a lawsuit filed in the United States District Court for the District of Arizona by the Lemelson Medical, Education & Research Foundation (the Foundation).  The lawsuit alleges that the Company has infringed certain of the Foundation’s patents relating to machine vision and bar code technology utilized in machines the Company has purchased.  On November 2, 2000, the Company filed an Answer, Affirmative Defenses, and a Motion to Stay based upon Declaratory Judgement Actions filed by Cognex and Symbol, manufacturers of the equipment at issue.  On March 29, 2001, the Court granted the defendants’ Motion to Stay and ordered that the lawsuit be stayed pending the entry of a final non-appealable judgement in the cases filed by Cognex and Symbol (the Symbol/Cognex case). The bench trial for the Symbol/Cognex case began on November 18, 2002 and concluded on January 17, 2003. The trial briefing is scheduled to be completed on May 16, 2003. The decision of the Court on the Symbol/Cognex case is expected to be issued some time in 2003. The Company intends to vigorously defend against such claims and pursue all rights it has against third parties.  At the present time, the Company is unable to reasonably estimate the possible loss, if any, associated with these matters.

                The Company is also involved in various other legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Note 13 — Contract Settlement

During the first quarter, the Company settled and released various claims arising out of customer manufacturing agreements. In connection with the settlement of these claims, the Company recorded a non-cash gain totaling $8.1 million.

Note 14 — Impact of Recently Issued Accounting Standards

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets.  The Company also records a corresponding asset which is depreciated over the life of the asset.  Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation.  The Company adopted the requirements of SFAS No. 143 as of January 1, 2003.  The adoption of SFAS No. 143 did not have a material effect on the Company’s consolidated financial statements.

                In June 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” was issued. This statement provides guidance on the recognition and measurement of liabilities associated with disposal activities initiated after December 31, 2002.  The Company adopted SFAS No. 146 on January 1, 2003. The adoption of SFAS No. 146 did not have a material impact on the Company’s financial position, results of operations or cash flows.

                In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34.” This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002.  The adoption of Interpretation No. 45 did not have a material effect on the Company’s financial statements.

                In November 2002, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Element Deliverables.” EITF No. 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. Revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values.  The final consensus is applicable to agreements entered into in quarters beginning after June 15, 2003, with early adoption permitted. Additionally, companies are permitted to apply the consensus guidance to all existing arrangements as a cumulative effect of a change in accounting principle. The Company will adopt this new pronouncement no later than July 1, 2003. The Company has not yet determined the impact, if any, of adopting this standard.

                In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123”. This statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these condensed consolidated financial statements.

                In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation did not have an effect on the Company’s financial statements as the Company has no interest in variable interest entities.

Note 15 — Subsequent Events

                On April 1, 2003, the Company’s Thailand subsidiary repaid $11.1 million, representing all amounts outstanding under the Thai Credit Agreement.  See Note 6.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report to “the Company,” “Benchmark,” “we,” or “us” mean Benchmark Electronics, Inc. together with its subsidiaries. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” “will,” or the negative of those terms or other variations of them or comparable terminology. In particular, statements, express or implied, concerning future operating results or the ability to generate sales, income or cash flow are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions, including those discussed under the heading Risk Factors below. The future results of our operations may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results are beyond our ability to control or predict. You should not put undue reliance on any forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

The following discussion should be read in conjunction with the unaudited financial statements of the Company included elsewhere in this report.

General

We are in the business of manufacturing electronics and provide our services to original equipment manufacturers of computers and related products for business enterprises, medical devices, video/audio/entertainment products, industrial control equipment, testing and instrumentation products, and telecommunication equipment. The services that we provide are commonly referred to as electronics manufacturing services. We offer our customers comprehensive and integrated design and manufacturing services, from initial product design to volume production and direct order fulfillment. We provide specialized engineering services including product design, printed circuit board layout, prototyping and test development. We believe that we have developed strengths in the manufacturing process for large, complex, high-density printed circuit boards as well as the ability to manufacture high and low volume products in lower cost regions such as Latin America and Southeast Asia. As our customers expand internationally, they increasingly require their electronics manufacturing services partners to have strategic regional locations and global procurement capabilities. We believe that our global manufacturing presence of 15 facilities in eight countries increases our ability to be responsive to our customers’ needs by providing accelerated time-to-market and time-to-volume production of high quality products. These capabilities should enable us to build stronger strategic relationships with our customers and to become a more integral part of their operations.

                Substantially all of our manufacturing services are provided on a turnkey basis, whereby we purchase customer-specified components from our suppliers, assemble the components on finished printed circuit boards, perform post-production testing and provide our customers with production process and testing documentation. We offer our customers flexible, “just-in-time” delivery programs allowing product shipments to be closely coordinated with our customers’ inventory requirements. Additionally, we complete the assembly of our customers’ products at our facilities by integrating printed circuit board assemblies into other elements of our customers’ products. We also provide manufacturing services on a consignment basis, whereby we utilize components supplied by the customer to provide assembly and post-production testing services.

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

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Our significant accounting policies are summarized in Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2002. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to allowance for doubtful accounts, inventories, deferred taxes, impairment of long-lived assets, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

Allowance for doubtful accounts

Our accounts receivable balance is recorded net of allowances for amounts not expected to be collected from our customers. Because our accounts receivable are typically unsecured, we periodically evaluate the collectibility of our accounts based on a combination of factors, including a particular customer’s ability to pay as well as the age of the receivables. To evaluate a specific customer’s ability to pay, we analyze financial statements, payment history, third-party credit analysis reports and various information or disclosures by the customer or other publicly available information. In cases where the evidence suggests a customer may not be able to satisfy its obligation to us, we set up a specific reserve in an amount we determine appropriate for the perceived risk. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance for doubtful accounts was $8.0 million at March 31, 2003.

Inventory obsolescence reserve

We purchase inventory based on forecasted demand and record inventory at the lower of cost or market. We write down our inventories for estimated obsolescence equal to the difference between the cost of inventory and estimated market value based on assumptions of future demands and market conditions.  We evaluate on a quarterly basis our inventory valuation based on current and forecasted usage and the latest forecasts of product demand and production requirements from our customers. Customers frequently make changes to their forecasts, requiring that we make changes to our inventory purchases, commitments, and production scheduling and may require us to cancel open purchase commitments with our vendors. This process may lead to on-hand inventory quantities and on-order purchase commitments that are in excess of the customer’s revised needs, or parts that become obsolete before use in production. We record inventory reserves for excess and obsolete inventory for inventory which we have determined that our customers are not responsible for or for which we believe they are unable to fulfill their obligation to purchase such inventory from us. The allowance for excess and obsolete inventory was $19.2 million at March 31, 2003.  If actual market conditions are less favorable than those we projected, additional inventory write downs may be required.

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

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. As of March 31, 2003, we had net goodwill of approximately $116.7 million.

RECENT ACQUISITIONS

                On July 29, 2002, we completed the acquisition (the Acquisition) of all of the issued and outstanding capital stock of ACT Manufacturing Holdings UK Limited (UK) and 68,374,718 shares, constituting at least 99.77% of the issued and outstanding capital stock of ACT Manufacturing (Thailand) Public Company Limited (Thailand) from ACT Manufacturing, Inc. (ACT) pursuant to the terms of an Asset and Share Purchase Agreement dated as of July 2, 2002 by and between Benchmark and ACT (the Purchase Agreement). ACT had previously filed for reorganization under Chapter 11 of the United States Bankruptcy Code; the Purchase Agreement and the transactions contemplated thereby were approved by the bankruptcy court. The facilities acquired include a facility owned in Ayudhaya, Thailand and a leased facility in Leicester, England. The 240,000 square foot manufacturing facility in Ayudhaya, Thailand (near Bangkok) provides electronics manufacturing services, including printed circuit board (PCB) assembly and test, systems assembly and test, prototyping, warranty repair, materials procurement and engineering support services. The facility has experience in radio frequency (RF) and wireless product manufacturing, as well as a full suite of RF testing capabilities. The 55,000 square foot manufacturing facility in Leicester, England provides electronics manufacturing services, including PCB design, assembly and test, and systems assembly and test. In addition to the Ayudhaya and Leicester facilities, the Acquisition included leased international purchasing offices in San Jose, California, Hong Kong and The Republic of Singapore. As consideration for the Acquisition, we paid $45.2 million in cash and acquisition costs of $0.8 million. We are accounting for the acquisition utilizing the accounting principles promulgated by SFAS 141 and 142. Therefore, the results of operations of the UK and Thailand operations since July 29, 2002 have been included in the accompanying consolidated statements of income. The allocation of the net purchase price of the Acquisition resulted in goodwill of approximately $2.8 million.

                The inclusion of the operations of the acquired facilities in Thailand and the UK in Benchmark’s accounts are responsible for a substantial portion of the variations in the results of our operations (including components thereof) from 2003 to 2002. The effects of the Acquisition on our financial condition and our reported results of operations should be considered when reading the financial information contained herein.

                The Acquisition constitutes a significant expansion of our operations.  Accordingly, the potential effect of the Acquisition on our future financial condition, liquidity and results of operations should be considered when reading the historical financial information and related discussions set forth in the following section.

RESULTS OF OPERATIONS

The following table presents the percentage relationship that certain items in our Condensed Consolidated Statements of Income bear to sales for the periods indicated. The financial information and the discussion below should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

	Three Months Ended March 31,
	2003	2002
Sales	100.0%	100.0%
Cost of sales	92.1	92.4
Gross profit	7.9	7.6
Selling, general and administrative expense	3.7	4.3
Contract settlement	(1.8)	0.0
Income from operations	6.0	3.3
Interest expense	(0.5)	(0.9)
Other income	0.2	0.1
Income before income taxes	5.7	2.5
Income tax expense	1.8	0.9
Net income	3.9%	1.6%

Sales

Sales for the first quarter of 2003 were approximately $448.5 million, a 36.2% increase from sales of approximately $329.2 million for the same quarter in 2002.  Of this net increase, there is a 46.8% increase resulting from the facilities acquired on July 29, 2002, a 2.0% decrease resulting from the consolidation and downsizing of certain manufacturing facilities, a 30.8% increase attributable to the operation of the systems integration facilities and an approximately 24.4% net increase in sales volumes.

We have 15 manufacturing facilities in the Americas, Europe and Asia to serve our customers. We are operated and managed geographically.  Our facilities in the Americas provided 72.4% and 85.0% of net sales, respectively, during the first quarters of 2003 and 2002.  Our Americas region includes facilities in Angleton, Texas, Beaverton, Oregon, Campinas, Brazil, Guadalajara, Mexico, Hudson, New Hampshire, Huntsville, Alabama, Manassas, Virginia and Winona, Minnesota. There are two facilities in Huntsville, Alabama - a systems integration facility and a PCB facility. Our facilities in Europe provided 15.7% and 14.0% of net sales, respectively during the first quarters of 2003 and 2002. Our Europe region includes facilities in Cork, Ireland, Dublin, Ireland, East Kilbride, Scotland and Leicester, England. Our facilities in Asia provided 11.9% and 1.0% of net sales, respectively during the first quarters of 2003 and 2002.  Our Asia region includes facilities in the Republic of Singapore, Ayudhaya, Thailand and Suzhou, China.  The Singapore facility includes both a systems integration and PCB operation.

A substantial percentage of our sales have been made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us.  During the three months ended March 31, 2003, our two largest customers each represented in excess of 10% of our sales and together represented 59.4% of our sales, with one customer exceeding 40% of our sales.  Our future sales are dependent on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. As we ramp new programs and the new programs mature, we expect the percentage of sales of our three largest customers to decline.  Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on us.

As a result of our international sales and facilities, our operations are subject to the risks of doing business abroad. These dynamics have not had a material adverse effect on our results of operations through March 31, 2003. However, we cannot assure you that there will not be an adverse impact in the future. See RISK FACTORS for factors pertaining to our international sales and fluctuations in the exchange rates of foreign currency and for further discussion of potential adverse effects in operating results associated with the risks of doing business abroad.  During the three months ended March 31, 2003 and 2002, 31.9% and 19.8%, respectively, of our sales were from our international operations.  The increase in the percentage of international sales for 2003 as compared to 2002 primarily reflects the additional sales resulting from the operation of the facilities in the United Kingdom and Thailand that were acquired on July 29, 2002.

Americas

Sales in the Americas for the quarter ended March 31, 2003 increased $44.5 million compared to the same period of 2002. Of this net increase, there is a 42.6% increase attributable to the operation of the systems integration facilities, a 2.4% decrease resulting from the consolidation and downsizing of certain manufacturing facilities and an approximately 59.8% net increase in sales volume.

Europe

Sales in Europe increased $24.4 million for the first quarter of 2003 compared to the same period of 2002. Of this net increase, there is a 30.2% increase in European sales resulting from the Leicester, England facility acquired in July 2002, a 65.1% increase in sales volumes from systems integration customers, a 5.4% decrease resulting from the downsizing of the Cork, Ireland facility and a 10.1% net increase in sales volume.

Asia

Sales in Asia increased by $50.3 million for the first quarter of 2003 compared to the same period of 2002. Of this net increase, there is an approximately 96.2% increase in Asia sales resulting from the Thailand facility acquired in July 2002, a 3.7% increase in sales volumes from systems integration customers and an approximately 0.1% net increase in sales volume.

Gross Profit

                Gross profit increased 43.1% to $35.6 million for the first quarter of 2003 from $24.9 million in the same quarter of 2002. Gross profit as a percentage of sales for the three months ended March 31, 2002 and 2003, respectively, increased from 7.6% to 7.9%. The increase in gross profit was a result of the combined effect of fluctuations in capacity utilization, higher sales volumes, changes in product mix, favorable component market conditions, cost reductions, and efforts to integrate recent acquisitions. The combined effect of these factors, which are continually changing and are interrelated, make it impracticable to determine with precision the separate effect of each factor. We expect that a number of high volume programs serving customers in price sensitive markets will remain subject to competitive restraints on the margin that may be realized from these programs and that these restraints will exert downward pressure on our margins in the near future. For the foreseeable future, our gross margin is expected to depend primarily on the length and severity of the general slowdown in the technology marketplaces, facility utilization, product mix, start-up of new programs, pricing within the electronics industry, and the integration of acquisitions. The gross margins at each facility and for Benchmark as a whole are expected to continue to fluctuate. Increases in start-up costs associated with new programs and pricing within the electronics industry also could adversely impact our gross margin.

                The first quarter 2003 and 2002 gross profit reflects charges related to reserves for excess and obsolete inventory. During the first quarter of 2003 and 2002, $4.0 million and $1.5 million of additional inventory reserves were recorded, respectively. These charges related to inventory written down to lower of cost (principally first-in, first-out method) or market, raw materials held specific to customers who were no longer in business, and changes in customer demand for inventory that resulted in excess quantities on hand. Inventory is procured by us based on specific customer orders. Correspondingly, customer modifications to orders for inventory previously procured by us (e.g. cancellations as well as inventory that is highly customized and therefore not available for use by other customers) resulted in excess and obsolete inventory for the related customers that could not be recovered through put back to vendors or the specific customer concerned.

Selling, General and Administrative Expenses

                Selling, general and administrative expenses were $16.5 million  and $14.2 million in the first quarter of 2003 and 2002, respectively. The increase in selling, general and administrative expenses was the result of merger and acquisition activities, start-up activities for our greenfield operation in Suzhou, China and other volume related expenses.  Selling, general and administrative expenses as a percentage of sales decreased from 4.3% for the first quarter of 2002 to 3.7% for the first quarter of 2003. The decrease in selling, general and administrative expenses as a percentage of sales reflects the increase in sales and the impact of facility consolidation and downsizing.

Contract Settlement

                 During the first quarter, we settled and released various claims arising out of customer manufacturing agreements. In connection with the settlement of these claims, we recorded a non-cash gain totaling $8.1 million.

Interest Expense

                Interest expense for the three months ended March 31, 2003 and 2002 was $2.6 million and $2.9 million, respectively.  The decrease is due to reductions in interest rates and repayments of outstanding debt.

Income Tax Expense

                Income tax expense of approximately $8.2 million represented an effective tax rate of 32.0% for the three months ended March 31, 2003, compared with an effective tax rate of 36.0% for the same period in 2002.  The decrease in the effective tax rate is primarily due to the higher estimated income before income taxes for 2003 in low tax jurisdictions as compared to 2002.

Net Income

                We reported net income for the three months ended March 31, 2003 of approximately $17.3 million, or diluted earnings of $0.66, compared with $5.3 million, or diluted earnings of $0.26 per share, for the same period of 2002. The increase of $12.0 million during the three months ended March 31, 2003 was due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our growth and operations through funds generated from operations, proceeds from the sale of our securities and funds borrowed under our credit facilities.

                Cash provided by operating activities was $13.8 million and $26.0 million for the three months ended March 31, 2003 and 2002, respectively. The cash provided by operations during the first three months of 2003 was primarily the result of increases in accounts payable and decreases in inventories offset by increases in accounts receivable and decreases in accrued liabilities.  Our accounts receivable at March 31, 2003 increased $16.6 million  and inventories decreased $1.4 million as compared to their levels at December 31, 2002. We expect  increases in accounts receivable and inventories in the near term to support the anticipated growth in sales. We are continuing the practice of purchasing components only after customer orders are received, which mitigates, but does not eliminate the risk of loss on inventories. During the three months ended March 31, 2003 and 2002, our gross profit was adversely effected by additional reserves of $4.0 million and $1.5 million, respectively, for excess and obsolete inventory that could not be put back to vendors or customers. Supplies of electronic components and other materials used in operations are subject to industry-wide shortages. In certain instances, suppliers may allocate available quantities to us.

                Cash used in investing activities was $1.9 million and $1.1 million for the three months ended March 31, 2003 and 2002, respectively. Net capital expenditures of $1.8 million for the three months ended March 31, 2003 were primarily concentrated in manufacturing production equipment. We expect capital expenditures to remain below historical levels for the foreseeable future as a result of the general slowdown in the technology marketplaces.

                Cash used in financing activities was $2.8 million and $4.8 million for the three months ended March 31, 2003 and 2002, respectively. During the first three months of 2003, we made principal payments on other long-term debt totaling $7.4 million and received $4.6 million from the exercise of stock options.

                Principal on the term loan is payable in quarterly installments of $5.5 million during 2003 with the final three installments of $7.0 million due on the last day of March, June and September 2004.

                We have a $175 million revolving line of credit facility with a syndicate of commercial banks. We are entitled to borrow under the revolving credit facility up to the lesser of $175 million or the sum of 75% of our eligible accounts receivable, 45% of our eligible inventories and 50% of our eligible fixed assets. Interest on the revolving credit facility and the term loan is payable quarterly, at our option, at either the bank’s Eurodollar rate plus 1.25% to 3.00% or its prime rate plus 0.00% to 1.75%, based upon our debt ratio as specified in the agreement. A commitment fee of 0.375% to 0.500% per annum on the unused portion of the revolving credit facility is payable quarterly in arrears. The revolving credit facility matures on September 30, 2004. As of March 31, 2003, we had no borrowings outstanding under the revolving credit facility, $0.4 million outstanding letters of credit and $174.6 million was available for future borrowings.

The term loan and the revolving credit facility are secured by our domestic inventory and accounts receivable, 100% of the stock of our domestic subsidiaries, and 65% of the voting capital stock of each direct foreign subsidiary and substantially all of our and our domestic subsidiaries’ other tangible and intangible assets. The term loan and revolving credit facility contain customary financial covenants as to working capital, interest coverage, debt leverage, fixed charges, and consolidated net worth, and restricts our ability to incur additional debt, pay dividends, sell assets, and to merge or consolidate with other persons, without the consent of the banks.  At March 31, 2003, we were in compliance with all such restrictions.

Our Thailand subsidiary has a Credit Agreement with Thai Farmers Bank Public Company Limited and Bank of Ayudhya Public Company Limited (the Thai Credit Agreement). The Thai Credit Agreement provides that the lenders will make available to our Thailand subsidiary up to approximately $53.5 million in revolving loans, term loans and machinery loans for a term of five years. At March 31, 2003, $11.1 million was outstanding bearing interest at 4.0%. The Thai Credit Agreement is secured by land, buildings and machinery in Thailand.  In addition, the Thai Credit Agreement provides for approximately $1.4 million (60.0 million Thai baht) in working capital availability. At March 31, 2003, our Thailand subsidiary had no outstanding working capital borrowings. The Thai Credit Agreement contains financial covenants as to debt coverage and the ratio of debt to equity.  As of March 31, 2003, our Thailand subsidiary was in compliance with these covenants.  On April 1, 2003, our Thailand subsidiary repaid $11.1 million, representing all amounts outstanding under the Thai Credit Agreement.  See Note 15 to the Condensed Consolidated Financial Statements.

We have outstanding $80.2 million principal amount of 6% Convertible Subordinated Notes due August 15, 2006. The indenture relating to the notes contains affirmative and negative covenants, including covenants restricting our ability to merge or engage in certain other extraordinary corporate transactions unless certain conditions are satisfied. Upon the occurrence of a change of control (as defined in the indenture relating to the notes) of our company, each holder of notes will have the right to require us to repurchase all or part of the holder’s notes at 100% of the face amount thereof, plus accrued and unpaid interest. The notes are convertible into shares of our common stock at an initial conversion price of $40.20 per share at the option of the holder at any time prior to maturity, unless previously redeemed or repurchased.

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

                At March 31, 2003 our debt to total capitalization ratio was 20%.  The level of indebtedness, among other things, could make it difficult for us to obtain any necessary financing in the future for other acquisitions, working capital, capital expenditures, debt service requirements and other expenses; limit our flexibility in planning for, or reacting to changes in, our business; and make us more vulnerable in the event of an economic downturn in our business.

                Management believes that our existing cash balances, funds generated from operations and available funds under our revolving credit facility will be sufficient to permit us to meet our liquidity requirements.

RISK FACTORS

We are exposed to general economic conditions, which could have a material adverse impact on our business, operating results and financial condition.

Our business is cyclical and has experienced economic and industry downturns. If the economic conditions and demand for our customers’ products deteriorate, we may experience a material adverse impact on our business, operating results and financial condition.

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

A substantial percentage of our sales have been made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us.  During the three months ended March 31, 2003, our two largest customers each represented in excess of 10% of our sales and together represented 59.4% of our sales, with one customer exceeding 40% of our sales.  Our future sales are dependent on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. As we ramp new programs and the new programs mature, we expect the percentage of sales to our three largest customers to decline. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on us.

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

We structure our agreements with customers to mitigate our risks related to obsolete or unsold inventory. However, enforcement of these contracts may result in material expense and delay in payment for inventory. If any of our significant customers become unable or unwilling to purchase such inventory, our business may be materially harmed. During the first quarter of 2003 and 2002, our gross profit was adversely affected by the write-down of $4.0 million and $1.5 million, respectively, in excess and obsolete inventory that could not be put back to vendors or customers.

We are dependent on the success of our customers.

We are dependent on the continued growth, viability and financial stability of our customers. Our customers are original equipment manufacturers of:

•                  computers and related products for business enterprises;

•                  medical devices;

•                  video/audio/entertainment products;

•                  industrial control equipment;

•                  testing and instrumentation products; and

•                  telecommunication equipment.

These industries are, to a varying extent, subject to rapid technological change, vigorous competition and short product life cycles. When our customers are adversely affected by these factors, we may be similarly affected.

Long-term contracts are unusual in our business and cancellations, reductions or delays in customer orders would affect our profitability.

We do not typically obtain firm long-term purchase orders or commitments from our customers. Instead, we work closely with our customers to develop forecasts for future orders, which are not binding. Customers may cancel their orders, change production quantities from forecast volumes or delay production for a number of reasons beyond our control. Cancellations, reductions or delays by a significant customer or by a group of customers would have an adverse effect on us. As many of our costs and operating expenses are relatively fixed, a reduction in customer demand can disproportionately affect our gross margins and operating income. Our customers’ products have life cycles of varying duration. In the ordinary course of business, production starts, increases, declines and stops in accordance with a product’s life cycle. Should we fail to replace products reaching the end of their life cycles with new programs, or if there should be a substantial time difference between the loss of a product and the receipt of revenue from replacement production, our revenues could be adversely affected.

We operate in a highly competitive industry.

We compete against many providers of electronics manufacturing services. Certain of our competitors have substantially greater resources and more geographically diversified international operations than we do. Our competitors include large independent manufacturers such as Celestica, Inc., Flextronics International Ltd., Jabil Circuit, Inc., Sanmina-SCI Corporation and Solectron Corporation. We also face competition from the manufacturing operations of our current and future customers.

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

We will experience intense competition, which is expected to intensify further as more companies enter markets in which we operate, as existing competitors expand capacity and as the industry consolidates. To compete effectively, we must continue to provide technologically advanced manufacturing services, maintain strict quality standards, respond flexibly and rapidly to customers’

design and schedule changes and deliver products globally on a reliable basis at competitive prices. Our inability to do so could have an adverse effect on us.

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

We currently operate outside the United States in Brazil, China, Ireland, Mexico, Singapore, Thailand and the United Kingdom. During the three months ended March 31, 2003 and 2002, 31.9% and 19.8%, respectively, of our sales were from our international operations. These international operations may be subject to a number of risks, including:

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

We depend significantly on certain key executives, including, but not limited to, Donald E. Nigbor, Cary T. Fu, Gayla J. Delly and Steven A. Barton. The unexpected loss of the services of any one of these executive officers would have an adverse effect on us.

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

•                  diversion of management’s attention from other ongoing business concerns.

Our profitability will suffer if we are unable to successfully integrate and manage any future acquisitions that we might pursue, or if we do not achieve sufficient revenue to offset the increased expenses associated with these acquisitions.

We must maintain our technological and manufacturing process expertise.

The market for our manufacturing services is characterized by rapidly changing technology and continuing process development. We are continually evaluating the advantages and feasibility of new manufacturing processes. We believe that our future success will depend upon our ability to develop and provide manufacturing services which meet our customers’ changing needs. This requires that we maintain technological leadership and successfully anticipate or respond to technological changes in manufacturing processes on a cost-effective and timely basis. We cannot assure you that our process development efforts will be successful.

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

At March 31, 2003, our debt to total capitalization ratio was 20%. The level of our indebtedness, among other things, could:

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

•                  a “poison pill” shareholder rights plan;

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

We have exposure to interest rate risk under our variable rate revolving credit and term loan facilities. These facilities are based on the spread over the bank’s Eurodollar rate or its prime rate. We currently have an interest rate swap transaction agreement for a notional amount of $18.8 million under which we pay a fixed rate of interest of 6.63%, plus 1.25% to 3.00% based upon our debt ratio as specified in the debt agreement, hedging against the variable interest rates charged by the term loan. The receive rate under the swap is based on LIBOR. The interest rate swap expires at December 31, 2003.

We are involved in legal proceedings related to the Avex acquisition and a patent infringement lawsuit. An unfavorable decision in any of these proceedings could have a material adverse effect on us.

Benchmark filed suit against J.M. Huber Corporation (the Seller) in the United States District Court for the Southern District of Texas for breach of contract, fraud and negligent misrepresentation on December 14, 1999 and is seeking an unspecified amount of damages in connection with the Amended and Restated Stock Purchase Agreement dated August 12, 1999 between the parties whereby Benchmark acquired all of the stock of AVEX from Seller. On January 5, 2000, Seller filed suit in the United States District Court for the Southern District of New York alleging that Benchmark failed to comply with certain obligations under the contract requiring Benchmark to register shares of its common stock issued to Seller as partial consideration for the acquisition. Seller’s suit has been consolidated with Benchmark’s suit in the United States District Court for the Southern District of Texas (the Court). On March 18, 2002, the Court entered an interlocutory judgement denying Benchmark’s claims against Seller, but preserving Seller’s counterclaims against Benchmark. On May 1, 2002, the Court entered a final judgment dismissing without prejudice the claims and counterclaims of Seller. On May 29, 2002, Benchmark filed a notice of appeal of the Court’s final judgment to the Fifth Circuit, and on August 7, 2002, Benchmark filed its appellate brief with the Fifth Circuit. On October 10, 2002, the Seller filed its appellee brief with the Fifth Circuit, and on October 25, 2002, Benchmark filed a reply brief in response to Seller’s appellee brief. On March 10, 2003, the parties presented oral arguments to the Fifth Circuit. Benchmark intends to vigorously pursue its claims against Seller and defend against Seller’s allegations.

On April 14, 2000, Benchmark, along with numerous other companies, was named as a defendant in a lawsuit filed in the United States District Court for the District of Arizona by the Lemelson Medical, Education & Research Foundation (the Foundation). The lawsuit alleges that Benchmark has infringed certain of the Foundation’s patents relating to machine vision and bar code technology utilized in machines the Company has purchased. On November 2, 2000, Benchmark filed an Answer, Affirmative Defenses, and a Motion to Stay based upon Declaratory Judgement Actions filed by Cognex and Symbol, manufacturers of the equipment at issue. On March 29, 2001, the Court granted the defendants’ Motion to Stay and ordered that the lawsuit be stayed pending the entry of a final non-appealable judgement in the cases filed by Cognex and Symbol (the Symbol/Cognex case). The bench trial for the Symbol/Cognex case began on November 18, 2002 and concluded on January 17, 2003. The trial briefing is scheduled to be completed on May 16, 2003. The decision of the Court on the Symbol/Cognex case is expected to be issued some time in 2003. Management intends to vigorously defend against such claim and pursue all rights it has against third parties. At the present time, we are unable to reasonably estimate the possible loss, if any, associated with these matters.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

We have exposure to interest rate risk under our variable rate revolving credit and term loan facilities. The interest rates payable under these facilities are based on a spread, which varies based upon our debt ratio, over the bank’s Eurodollar rate or its prime rate, which vary with market rates. Inflation and changing prices have not significantly affected our operating results or the markets in which we perform services.

We currently have an interest rate swap transaction agreement for a notional amount of $18.8 million under which we pay a fixed rate of interest of 6.63%, plus 1.25% to 3.00% based upon our debt ratio as specified in the debt agreement, hedging against the variable interest rates charged by the term loan. The interest rate swap expires on December 31, 2003.  The receive rate under the swap is based on LIBOR.

Our international sales are a significant portion of our net sales; we are exposed to risks associated withoperating internationally, including the following:

• Foreign currency exchange risk;

• Import and export duties, taxes and regulatory changes;

• Inflationary economies or currencies; and

• Economic and political instability.

We do not use derivative financial instruments for speculative purposes. Our policy is to maintain a hedged position for certain significant transaction exposures. These exposures are primarily, but not limited to, vendor payments and inter-company balances in currencies other than the functional currency of the operating entity. Our international operations in some instances operate in a natural hedge because both operating expenses and a portion of sales are denominated in local currency. Certain significant transactions involving our international operations may now require us to engage in hedging transactions to attempt to mitigate our exposure to fluctuations in foreign exchange rates. Our primary foreign currency cash flows are in certain European countries and Brazil.

Item 4 — Controls and Procedures

(a)       Evaluation of disclosure controls and procedures

Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q. Based on such evaluation, they have concluded that as of such date, our disclosure controls and procedures are effective.

(b)       Changes in internal controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of evaluation by our principal executive officer and principal financial officer.  There were no corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1 — Legal Proceedings

Benchmark filed suit against J.M. Huber Corporation (the Seller) in the United States District Court for the Southern District of Texas for breach of contract, fraud and negligent misrepresentation on December 14, 1999 and is seeking an unspecified amount of damages in connection with the Amended and Restated Stock Purchase Agreement dated August 12, 1999 between the parties whereby Benchmark acquired all of the stock of AVEX from Seller. On January 5, 2000, Seller filed suit in the United States District Court for the Southern District of New York alleging that Benchmark failed to comply with certain obligations under the contract requiring Benchmark to register shares of its common stock issued to Seller as partial consideration for the acquisition. Seller’s suit has been consolidated with Benchmark’s suit in the United States District Court for the Southern District of Texas (the Court). On March 18, 2002, the Court entered an interlocutory judgement denying Benchmark’s claims against Seller, but preserving Seller’s counterclaims against Benchmark. On May 1, 2002, the Court entered a final judgment dismissing without prejudice the claims and counterclaims of Seller. On May 29, 2002, Benchmark filed a notice of appeal of the Court’s final judgment to the Fifth Circuit, and on August 7, 2002, Benchmark filed its appellate brief with the Fifth Circuit. On October 10, 2002, the Seller filed its appellee brief with the Fifth Circuit, and on October 25, 2002, Benchmark filed a reply brief in response to Seller’s appellee brief. On March 10, 2003, the parties presented oral arguments to the Fifth Circuit. Benchmark intends to vigorously pursue its claims against Seller and defend against Seller’s allegations.

On April 14, 2000, Benchmark, along with numerous other companies, was named as a defendant in a lawsuit filed in the United States District Court for the District of Arizona by the Lemelson Medical, Education & Research Foundation (the Foundation). The lawsuit alleges that Benchmark has infringed certain of the Foundation’s patents relating to machine vision and bar code technology utilized in machines Benchmark has purchased. On November 2, 2000, Benchmark filed an Answer, Affirmative Defenses, and a Motion to Stay based upon Declaratory Judgement Actions filed by Cognex and Symbol, manufacturers of the equipment at issue. On March 29, 2001, the Court granted the defendants’ Motion to Stay and ordered that the lawsuit be stayed pending the entry of a final non-appealable judgement in the cases filed by Cognex and

Symbol (the Symbol/Cognex case). The bench trial for the Symbol/Cognex case began on November 18, 2002 and concluded on January 17, 2003. The trial briefing is scheduled to be completed on May 16, 2003. The decision of the Court on the Symbol/Cognex case is expected to be issued some time in 2003. Management intends to vigorously defend against such claim and pursue all rights it has against third parties. At the present time, we are unable to reasonably estimate the possible loss, if any, associated with these matters.

Benchmark is also involved in various other legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on Benchmark’s consolidated financial position or results of operations.

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 6 - Exhibits and Reports on Form 8-K

(a)                Exhibits.

99.1       Certification by Chief Executive Officer

99.2       Certification by Chief Financial Officer

(b)               Reports on Form 8-K.

None.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 14, 2003.

BENCHMARK ELECTRONICS, INC.
(Registrant)

By:	/s/ Donald E. Nigbor
Donald E. Nigbor
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gayla J. Delly
Gayla J. Delly
Chief Financial Officer
(Principal Financial Officer)

CERTIFICATIONS

I, Donald E. Nigbor, Chairman and Chief Executive Officer of Benchmark Electronics, Inc. (the “Registrant”) certify that:

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

4.               The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a.               designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.               presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.               The Registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ Donald E. Nigbor
Donald E. Nigbor
Chief Executive Officer
May 14, 2003

I, Gayla J. Delly, Chief Financial Officer of Benchmark Electronics, Inc. (the “Registrant”) certify that:

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

4.               The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a.               designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.               presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.               The Registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ Gayla J. Delly
Gayla J. Delly
Chief Financial Officer
May 14, 2003

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

99.1	Certification of Chief Executive Officer

99.2	Certification of Chief Financial Officer