Form 10-Q
period 2003-06-30
BENCHMARK ELECTRONICS INC
filed 2003-08-13
CIK 863436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b–2 of the Act). Yes ☒ No ☐

As of August 12, 2003 there were 24,817,647 shares of Benchmark Electronics, Inc. Common Stock, par value $0.10 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(amounts in thousands)

	June 30, 2003	December 31, 2002
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$335,663	$312,576
Accounts receivable, net of allowance for doubtful accounts of $10,923 and $5,764, respectively	192,332	178,957
Inventories, net	185,822	195,670
Prepaid expenses and other assets	15,725	13,656
Deferred tax asset	5,289	7,473
Total current assets	734,831	708,332
Property, plant and equipment	234,213	241,443
Accumulated depreciation	(149,536)	(147,403)
Net property, plant and equipment	84,677	94,040
Goodwill, net	116,743	119,823
Other, net	8,626	10,056
	$944,877	$932,251

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of other long-term debt	$25,420	$28,628
Accounts payable	222,308	212,938
Income taxes payable	7,796	6,407
Accrued liabilities	55,869	67,986
Total current liabilities	311,393	315,959
Convertible subordinated notes	80,200	80,200
Other long-term debt, excluding current installments	7,020	28,339
Other long-term liability	2,983	2,946
Deferred tax liability	3,958	5,777
Shareholders’ equity:
Preferred shares, $0.10 par value; 5,000 shares authorized, none issued	—	—
Common shares, $0.10 par value; 85,000 shares authorized; issued – 24,752 and 24,403, respectively; outstanding – 24,703 and 24,354, respectively	2,470	2,435
Additional paid-in capital	443,415	435,816
Retained earnings	109,339	80,256
Accumulated other comprehensive loss	(15,781)	(19,357)
Less treasury shares, at cost; 49 shares	(120)	(120)
Total shareholders’ equity	539,323	499,030
Commitments and contingencies
	$944,877	$932,251

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(amounts in thousands, except per share data)

(unaudited)

Three Months Ended June 30,

Six Months Ended June 30,

	2003	2002	2003	2002

Sales	$448,948	$404,375	$897,418	$733,563
Cost of sales	412,024	373,573	824,889	677,886
Gross profit	36,924	30,802	72,529	55,677
Selling, general and administrative expenses	16,442	16,122	32,914	30,298
Contract settlement	—	—	(8,108)	—
Asset write-offs	—	1,608	—	1,608
Income from operations	20,482	13,072	47,723	23,771
Interest expense	(2,349)	(2,777)	(4,919)	(5,691)
Other income (expense)	(148)	2,607	668	3,179
Income before income taxes	17,985	12,902	43,472	21,259
Income tax expense	6,233	4,644	14,389	7,653
Net income	$11,752	$8,258	$29,083	$13,606

Earnings per share:
Basic	$0.48	$0.35	$1.18	$0.63
Diluted	$0.46	$0.33	$1.12	$0.60
Weighted average number of shares outstanding:
Basic	24,644	23,654	24,577	21,719
Diluted	27,425	24,691	27,440	22,585

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net income	$29,083	$13,606
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,821	15,786
Asset write-offs	—	1,608
Deferred income taxes	164	1,285
Gain on the sale of property, plant and equipment	(55)	(47)
Federal tax benefit of stock options exercised	1,699	631
Changes in operating assets and liabilities:
Accounts receivable	(12,805)	(12,163)
Inventories	13,500	1,129
Prepaid expenses and other assets	(2,024)	(4,629)
Accounts payable	9,061	44,913
Accrued liabilities	(11,992)	12,178
Income taxes	1,389	(1,095)
Net cash provided by operations	42,841	73,202
Cash flows from investing activities:
Acquisitions	—	(3,444)
Capital expenditures, net	(3,558)	(3,943)
Additions to capitalized software	(199)	(125)
Net cash used in investing activities	(3,757)	(7,512)
Cash flows from financing activities:
Proceeds from stock options exercised	5,247	1,568
Proceeds from employee stock purchase plan	688	610
Net proceeds from public offering of common stock	—	110,177
Principal payments on other long-term debt	(24,527)	(11,133)
Net cash provided by (used in) financing activities	(18,592)	101,222

Effect of exchange rate changes	2,595	(815)
Net increase in cash and cash equivalents	23,087	166,097
Cash and cash equivalents at beginning of year	312,576	59,879
Cash and cash equivalents at June 30	$335,663	$225,976

Supplemental disclosures of cash flow information:
Net income taxes paid	$11,308	$6,880
Interest paid	$3,954	$5,121

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

Note 2 – Acquisition

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

Pro forma condensed consolidated financial information for the six months ended June 30, 2002 (unaudited):

(in thousands, except per share data)

Net sales	$823,910
Gross profit	62,493
Income from operations	27,627
Net income	$16,142
Earnings per share:
Basic	$0.74
Diluted	$0.71
Weighted average number of shares outstanding:
Basic	21,719
Diluted	22,585

Note 3 – Earnings Per Share

Basic earnings per share is computed using the weighted average number of shares outstanding.  Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding stock equivalents during the three  and six months ended June 30, 2003 and 2002. Stock equivalents include common shares issuable upon the exercise of stock options and other equity instruments, and are computed using the treasury stock method.  Earnings per share data were computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Numerator for basic earnings per share – net income	$11,752	$8,258	$29,083	$13,606
Interest expense on 6% convertible debt, net of tax	786	—	1,610	—
Numerator for diluted earnings per share	$12,538	$8,258	$30,693	$13,606

Denominator for basic earnings per share - weighted average number of common shares outstanding during the period	24,644	23,654	24,577	21,719
Incremental common shares attributable to exercise of outstanding dilutive options	786	1,037	868	866
Incremental common shares attributable to conversion of 6% convertible debt	1,995	—	1,995	—
Denominator for diluted earnings per share	27,425	24,691	27,440	22,585

Basic earnings per share	$0.48	$0.35	$1.18	$0.63
Diluted earnings per share	$0.46	$0.33	$1.12	$0.60

Options to purchase 0.8 million and 0.6 million shares of common stock for the three and six months ended June 30, 2003, respectively, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common stock. Options to purchase 0.5 million and 0.6 million shares of common stock for the three and six months ended June 30, 2002, respectively, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common stock. The calculation for the three and six months ended June 30, 2002 did not include the 1.995 million shares issuable upon conversion of the 6% Convertible Subordinated Notes as the effect would have been antidilutive.

Note 4 – Accounting for Stock-Based Compensation

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income, as reported	$11,752	$8,258	$29,083	$13,606
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(601)	(833)	(1,018)	(1,458)
Net income, as adjusted	$11,151	$7,425	$28,065	$12,148

Earnings per share:
Basic, as reported	$0.48	$0.35	$1.18	$0.63
Basic, as adjusted	$0.45	$0.31	$1.14	$0.56

Diluted, as reported	$0.46	$0.33	$1.12	$0.60
Diluted, as adjusted	$0.44	$0.30	$1.08	$0.54

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

Note 5 – Goodwill

Goodwill associated with each of the Company’s business segments and changes in those amounts during the three and six-month periods ended June 30, 2003 were as follows:

	Americas	Europe	Asia	Total

Goodwill, March 31, 2003	$107,858	$2,087	$6,725	$116,670
Currency translation adjustment	(26)	99	—	73
Goodwill, June 30, 2003	$107,832	$2,186	$6,725	$116,743

Goodwill, December 31, 2002	$107,854	$2,126	$9,843	$119,823
Inventories purchase accounting adjustment	—	—	(3,118)	(3,118)
Currency translation adjustment	(22)	60	—	38
Goodwill, June 30, 2003	$107,832	$2,186	$6,725	$116,743

Note 6 – Borrowing Facilities

The Company has a five-year term loan (the Term Loan) through a syndicate of commercial banks. Principal on the Term Loan is payable in quarterly installments in annual amounts of $22 million in 2003 and $21 million in 2004.  The Term Loan bears interest, at the Company’s option, at either the bank’s Eurodollar rate plus 1.25% to 3.00% or its prime rate plus 0.00% to 1.75%, based upon the Company’s debt ratio as specified in the agreement and interest is payable quarterly. The Term Loan matures on September 30, 2004.  As of June 30, 2003, the Company had $32.0 million outstanding under the Term Loan, bearing interest at rates ranging from 2.5625% to 7.88%.

The Company has a $175 million revolving line of credit facility (the Revolving Credit Facility) with a syndicate of commercial banks.  The Company is entitled to borrow under the Revolving Credit Facility up to the lesser of $175 million or the sum of 75% of its eligible accounts receivable, 45% of its eligible inventories and 50% of its eligible fixed assets.  Interest on the Revolving Credit Facility is payable quarterly, at the Company’s option, at either the bank’s Eurodollar rate plus 1.25% to 3.00% or its prime rate plus 0.00% to 1.75%, based upon the Company’s debt ratio as specified in the agreement.  A commitment fee of 0.375% to 0.500% per annum on the unused portion of the Revolving Credit Facility is payable quarterly in arrears. The Revolving Credit Facility matures on September 30, 2004.  As of June 30, 2003, the Company had no borrowings outstanding under the Revolving Credit Facility, $0.4 million outstanding letters of credit and $174.6 million was available for future borrowings.

The Term Loan and the Revolving Credit Facility (collectively the Facility) are secured by the Company’s domestic inventory and accounts receivable, 100% of the stock of the Company’s domestic subsidiaries, and 65% of the voting capital stock of each direct foreign subsidiary and substantially all of the other tangible and intangible assets of the Company and its domestic subsidiaries.  The Facility contains customary financial covenants as to working capital, interest coverage, debt leverage, fixed charges, and consolidated net worth, and restricts the ability of the Company to incur additional debt, pay dividends, sell assets, and to merge or consolidate with other persons, without the consent of the banks.  At June 30, 2003, the Company was in compliance with all such restrictions.

The Company’s Thailand subsidiary has a Credit Agreement with Thai Farmers Bank Public Company Limited and Bank of Ayudhya Public Company Limited (the Thai Credit Agreement). The Thai Credit Agreement provides that the lenders will make available to the Company’s Thailand subsidiary up to approximately $53.5 million in revolving loans, term loans and machinery loans for a term of five years.  On April 1, 2003, the Company’s Thailand subsidiary repaid all amounts outstanding under the Thai Credit Agreement.   The Thai Credit Agreement is secured by land, buildings and machinery in Thailand.  In addition, the Thai Credit Agreement provides for approximately $1.4 million (60.0 million Thai baht) in working capital availability. At June 30, 2003, the Company’s Thailand subsidiary had no working capital borrowings outstanding.  The Thai Credit Agreement contains financial covenants as to debt coverage and the ratio of debt to equity.  As of June 30, 2003, the Company’s Thailand subsidiary was in compliance with these covenants.

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

The Company currently has an interest rate swap transaction agreement for a notional amount of $16.0 million under which it pays a fixed rate of interest of 6.63% plus 1.25% to 3.00% based upon its debt ratio as specified in the debt agreement, hedging against the variable interest rates charged by the term loan.  The receive rate under the swap is based on LIBOR.  The interest rate swap expires on December 31, 2003.

Note 7 - Inventories

Inventory costs are summarized as follows:

	June 30, 2003	December 31, 2002

Raw materials	$132,519	$148,399
Work in process	37,769	36,490
Finished goods	36,833	27,962
Obsolescence reserve	(21,299)	(17,181)
	$185,822	$195,670

Note 8 - Income Taxes

Income tax expense consists of the following:

	Six Months Ended June 30,
	2003	2002

Federal - Current	$12,064	$5,008
Foreign - Current	191	168
State – Current	1,970	1,192
Deferred	164	1,285
Total	$14,389	$7,653

Income tax expense differs from the amount computed by applying the U.S. federal statutory income tax rate to income before income tax due to the impact of foreign income taxes, state income taxes, net of federal benefit, the U.S. tax benefit on export sales and tax-exempt interest income.

The Company considers earnings from certain foreign subsidiaries to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been made for these earnings.  Upon distribution of foreign subsidiary earnings in the form of dividends or otherwise, such distributed earnings would be subject to U.S. income tax purposes (subject to adjustment for foreign tax credits).

The Company’s manufacturing operations in Ireland are subject to a 10% tax rate through December 2010.  Thereafter, the applicable statutory tax rate will be 12.5%. As a result of these reduced rates, income tax expense for the three  and six-months ended June 30, 2003 is approximately $15 thousand (approximately $0.01 per share diluted) and $0.1 million (approximately $0.01 per share diluted), respectively, lower than the amount computed by applying the statutory tax rate (12.5% in 2003). Income tax expense for the three  and six-months ended June 30, 2002 is approximately $0.3 million (approximately $0.01 per share diluted) and $0.5 million (approximately $0.02 per share diluted), respectively, lower than the amount computed by applying the statutory tax rate (16% in 2002).

Note 9 – Derivative Instruments and Certain Hedging Activities

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

The Company enters into interest rate swap agreements to reduce its exposure to market risks from changing interest rates.  The Company has designated its swap agreement as a cash flow hedge. During the three and six-month periods ended June 30, 2003, the Company recognized $253 and $534 in losses, respectively, included in interest expense, on the interest rate swap attributable to interest costs occurring during the first six months of 2003. During the three and six-month periods ended June 30, 2002, the Company recognized $338 and $700 in losses, respectively, included in interest expense, on the interest rate swap attributable to interest costs occurring during the first six months of 2002. No gain or loss on ineffectiveness was required to be recognized during 2003 or 2002.  As of June 30, 2003, the fair value of the interest rate swap agreement was a loss of $0.4 million that is anticipated to be transferred into earnings during 2003.

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

Information about operating segments for the three and six-month periods ended June 30, 2003 and 2002 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net sales:
Americas	$442,690	$430,377	$871,466	$762,470
Europe	81,196	92,730	167,592	175,174
Asia	56,907	3,550	111,363	7,194
Elimination of intersegment sales	(131,845)	(122,282)	(253,003)	(211,275)
	$448,948	$404,375	$897,418	$733,563
Depreciation and amortization:
Americas	$5,133	$6,861	$10,801	$13,821
Europe	726	799	1,416	1,625
Asia	1,394	168	2,604	340
	$7,253	$7,828	$14,821	$15,786
Income from operations:
Americas	$26,965	$17,649	$58,736	$32,305
Europe	(2,821)	1,733	(5,296)	3,632
Asia	27	(174)	1,827	(268)
Corporate and intersegment eliminations	(3,689)	(6,136)	(7,544)	(11,898)
	$20,482	$13,072	$47,723	$23,771

Capital expenditures, net
Americas	$965	$1,820	$1,417	$2,781
Europe	185	189	252	307
Asia	645	845	1,889	855
	$1,795	$2,854	$3,558	$3,943

	June 30, 2003	December 31, 2002
Total assets:
Americas	$749,037	$705,990
Europe	85,473	99,735
Asia	105,992	111,586
Corporate	4,375	14,940
	$944,877	$932,251

The following enterprise-wide information is provided in accordance with SFAS No. 131.  Geographic net sales information reflects the destination of the product shipped.  Long-lived assets information is based on the physical location of the asset.

	Three Months Ended June 30,		Six-Months Ended June 30,
	2003	2002	2003	2002

Net sales derived from:
Printed circuit boards	$357,477	$287,831	$717,257	$539,128
Systems integration and box build	91,471	116,544	180,161	194,435
	$448,948	$404,375	$897,418	$733,563

Geographic net sales:
United States	$347,115	$311,237	$678,582	$552,820
Europe	84,811	88,434	186,271	167,314
Asia and other	17,022	4,704	32,565	13,429
	$448,948	$404,375	$897,418	$733,563

	June 30, 2003	December 31, 2002
Long-lived assets:
United States	$51,207	$62,027
Europe	9,951	11,044
Asia and other	32,145	31,025
	$93,303	$104,096

Note 11 – Comprehensive Income

Comprehensive income, which includes net income, the change in the cumulative translation adjustment and the effect of accounting for cash flow hedging derivatives, for the three and six-month periods ended June 30, 2003 and 2002, was $14.9 million and $6.8 million and $32.7 million and $12.0 million, respectively. Total comprehensive income for the three and six-month periods ended June 30, 2003 and 2002 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net income	$11,752	$8,258	$29,083	$13,606
Cumulative translation adjustment	3,004	(1,403)	3,286	(1,834)
Hedge accounting for derivative financial instruments, net of tax	148	(50)	290	267
Comprehensive income	$14,904	$6,805	$32,659	$12,039

Included in the hedge accounting for derivative financial instruments of $148 and $290 are reclassification adjustments of approximately $153 and $323, respectively.

Note 12 – Contingencies

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

On April 14, 2000, the Company, along with numerous other companies, was named as a defendant in a lawsuit filed in the United States District Court for the District of Arizona by the Lemelson Medical, Education & Research Foundation (the Foundation).  The lawsuit alleges that the Company has infringed certain of the Foundation’s patents relating to machine vision and bar code technology utilized in machines the Company has purchased.  On November 2, 2000, the Company filed an Answer, Affirmative Defenses, and a Motion to Stay based upon Declaratory Judgement Actions filed by Cognex and Symbol, manufacturers of the equipment at issue.  On March 29, 2001, the Court granted the defendants’ Motion to Stay and ordered that the lawsuit be stayed pending the entry of a final non-appealable judgement in the cases filed by Cognex and Symbol (the Symbol/Cognex case).  The bench trial for the Symbol/Cognex case began on November 18, 2002 and concluded on January 17, 2003.  The post-trial briefings of the parties in the Symbol/Cognex case, which was originally scheduled to be completed on May 16, 2003, were filed with the trial court on June 30, 2003.  The decision of the trial court on the Symbol/Cognex case is expected to be issued some time before the end of 2003.  The Company intends to vigorously defend against such claims and pursue all rights it has against third parties.  At the present time, the Company is unable to reasonably estimate the possible loss, if any, associated with these matters.

The Company is also involved in various other legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Note 13 – Contract Settlement

During the first quarter of 2003, the Company settled and released various claims arising out of customer manufacturing agreements. In connection with the settlement of these claims, the Company recorded a non-cash gain totaling $8.1 million.

Note 14 – Impact of Recently Issued Accounting Standards

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

In November 2002, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Element Deliverables.” EITF No. 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. Revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values.  The final consensus is applicable to agreements entered into in quarters beginning after June 15, 2003, with early adoption permitted. Additionally, companies are permitted to apply the consensus guidance to all existing arrangements as a cumulative effect of a change in accounting principle. The Company will adopt this new pronouncement no later than July 1, 2003. The Company has not yet determined the impact, if any, of adopting EITF No. 00-21.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123”. This statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these condensed consolidated financial statements.

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

In April 2003, the FASB issued SFAS No. 149, “Amendments of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003.  The Company does not expect adoption of SFAS No. 149 to have a material impact on its condensed consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that are within the scope of the statement, which previously were often classified as equity, must now be classified as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect adoption of SFAS No. 150 to have a material impact on its condensed consolidated financial statements.

Note 15 – Subsequent Events

On August 8, 2003, the Company called for redemption on September 8, 2003 all of the Notes due 2006.  The aggregate principal amount outstanding of the Notes as of June 30, 2003 is $80.2 million.  Prior to September 8, 2003, holders may convert their Notes into shares of Benchmark Electronics, Inc. common stock at a price of $40.20 per share and Notes not converted will be redeemed on September 8, 2003 at the redemption price of $1,025.71 per $1,000 principal amount outstanding plus accrued and unpaid interest to September 7, 2003.

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

Allowance for doubtful accounts

Our accounts receivable balance is recorded net of allowances for amounts not expected to be collected from our customers. Because our accounts receivable are typically unsecured, we periodically evaluate the collectibility of our accounts based on a combination of factors, including a particular customer’s ability to pay as well as the age of the receivables. To evaluate a specific customer’s ability to pay, we analyze financial statements, payment history, third-party credit analysis reports and various information or disclosures by the customer or other publicly available information. In cases where the evidence suggests a customer may not be able to satisfy its obligation to us, we set up a specific reserve in an amount we determine appropriate for the perceived risk. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance for doubtful accounts was $10.9 million at June 30, 2003.

Inventory obsolescence reserve

We purchase inventory based on forecasted demand and record inventory at the lower of cost or market. We write down our inventories for estimated obsolescence equal to the difference between the cost of inventory and estimated market value based on assumptions of future demands and market conditions.  We evaluate on a quarterly basis our inventory valuation based on current and forecasted usage and the latest forecasts of product demand and production requirements from our customers. Customers frequently make changes to their forecasts, requiring that we make changes to our inventory purchases, commitments, and production scheduling and may require us to cancel open purchase commitments with our vendors. This process may lead to on-hand inventory quantities and on-order purchase commitments that are in excess of the customer’s revised needs, or parts that become obsolete before use in production. We record inventory reserves for excess and obsolete inventory for inventory which we have determined that our customers are not responsible for or for which we believe they are unable to fulfill their obligation to purchase such inventory from us. The allowance for excess and obsolete inventory was $21.3 million at June 30, 2003.  If actual market conditions are less favorable than those we projected, additional inventory write downs may be required.

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

Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. As of June 30, 2003, we had net goodwill of approximately $116.7 million.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	91.8	92.4	91.9	92.4
Gross profit	8.2	7.6	8.1	7.6
Selling, general and administrative expense	3.7	4.0	3.7	4.1
Contract settlement	0.0	0.0	(0.9)	0.0
Asset write-off	0.0	0.4	0.0	0.2
Income from operations	4.5	3.2	5.3	3.2
Interest expense	(0.5)	(0.7)	(0.5)	(0.8)
Other income	0.0	0.7	0.0	0.4
Income before income taxes	4.0	3.2	4.8	2.9
Income tax expense	1.4	1.2	1.6	1.0
Net income	2.6%	2.0%	3.2%	1.9%

Sales

Sales for the second quarter of 2003 were approximately $448.9 million, an 11.0% increase from sales of approximately $404.4 million for the same quarter in 2002.  Of this net increase, there is a 132.2% increase resulting from the facilities acquired on July 29, 2002, a 2.7% decrease resulting from the consolidation and downsizing of certain manufacturing facilities, a 56.3% decrease attributable to the operation of the systems integration facilities and an approximately 26.8% net increase in sales volumes.

We have 16 manufacturing facilities in the Americas, Europe and Asia to serve our customers. We are operated and managed geographically.  Our facilities in the Americas provided 77.8% and 87.7% of net sales, respectively, during the second quarters of 2003 and 2002, and 77.9% and 86.5% of net sales, respectively, during the first six months of 2003 and 2002.  Our Americas region includes facilities in Angleton, Texas, Beaverton, Oregon, Campinas, Brazil, Guadalajara, Mexico, Hudson, New Hampshire, Huntsville, Alabama, Loveland, Colorado, Manassas, Virginia and Winona, Minnesota. There are two facilities in Huntsville, Alabama - a systems integration facility and a PCB facility. The Loveland, Colorado systems integration facility was opened in May 2003.  Our facilities in Europe provided 9.9% and 11.6% of net sales, respectively during the second quarters of 2003 and 2002, and 9.9% and 12.7% of net sales, respectively, during the first six months of 2003 and 2002. Our Europe region includes facilities in Dublin, Ireland, East Kilbride, Scotland and Leicester, England. During the second quarter of 2003 we closed the Cork, Ireland facility.  The Cork facility is currently being held for sale.  Our facilities in Asia provided 12.4% and 0.8% of net sales, respectively during the second quarters of 2003 and 2002, and 12.1% and 0.9% of net sales, respectively, during the first six months of 2003 and 2002.  Our Asia region includes facilities in the Republic of Singapore, Ayudhaya, Thailand and Suzhou, China.  The Singapore facility includes both a systems integration and PCB operation.

A substantial percentage of our sales have been made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us.  During the six months ended June 30, 2003, our two largest customers each represented in excess of 10% of our sales and together represented 59.0% of our sales, with one customer exceeding 40% of our sales.  Our future sales are dependent on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. As we ramp new programs and the new programs mature, we expect the percentage of sales of our two largest customers to decline.  Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on us.

As a result of our international sales and facilities, our operations are subject to the risks of doing business abroad. These dynamics have not had a material adverse effect on our results of operations through June 30, 2003. However, we cannot assure you that there will not be an adverse impact in the future. See RISK FACTORS for factors pertaining to our international sales and fluctuations in the exchange rates of foreign currency and for further discussion of potential adverse effects in operating results associated with the risks of doing business abroad.  During the six months ended June 30, 2003 and 2002, 26.4% and 17.8%, respectively, of our sales were from our international operations.  The increase in the percentage of international sales for 2003 as compared to 2002 primarily reflects the additional sales resulting from the operation of the facilities in the United Kingdom and Thailand that were acquired on July 29, 2002.

Americas

Sales in the Americas for the quarter ended June 30, 2003 decreased $5.4 million compared to the same period of 2002. Of this net decrease, there is a 240.0% decrease attributable to the operation of the systems integration facilities, a 0.1% decrease resulting from the consolidation and downsizing of certain manufacturing facilities and an approximately 140.1% net increase in sales volume. Sales in the Americas for the six-months ended June 30, 2003 increased $65.1 million compared to the same period of 2002.  Of this net increase, there is a 9.1% increase attributable to the operation of the systems integration facilities, a 1.6% decrease resulting from the consolidation and downsizing of certain manufacturing facilities and an approximately 92.5% net increase in sales volume.

Europe

Sales in Europe decreased $2.4 million for the second quarter of 2003 compared to the same period of 2002. Of this net decrease, there is a 341.9% increase in European sales resulting from the Leicester, England facility acquired in July 2002, a 568.8% decrease in sales volumes from systems integration customers, a 49.4% decrease resulting from the closing of the Cork, Ireland facility and a 176.3% net increase in sales volume. Sales in Europe decreased $4.0 million for the six-months ended June 30, 2003 compared to the same period of 2002. Of this net decrease, there is a 398.3% increase in European sales resulting from the Leicester, England facility acquired in July 2002, a 605.8% decrease in sales volumes from systems integration customers, a 64.2% decrease resulting from the closing of the Cork, Ireland facility and a 171.7% net increase in sales volume.

Asia

Sales in Asia increased by $52.5 million for the second quarter of 2003 compared to the same period of 2002. Of this net increase, there is an approximately 96.4% increase in Asia sales resulting from the Thailand facility acquired in July 2002 and a 3.6% increase in sales volumes from systems integration customers. Sales in Asia increased by $102.8 million for the six-months ended June 30, 2003 compared to the same period of 2002. Of this net increase, there is an approximately 96.4% increase in Asia sales resulting from the Thailand facility acquired in July 2002, a 3.7% increase in sales volumes from systems integration customers and an approximately 0.1% net decrease in sales volume.

Gross Profit

Gross profit increased 19.9% to $36.9 million for the second quarter of 2003 from $30.8 million in the same quarter of 2002. Gross profit as a percentage of sales for the three months ended June 30, 2002 and 2003, respectively, increased from 7.6% to 8.2%. Gross profit increased 30.3% to $72.5 million in the first six months of 2003 from $55.7 million in the same period of 2002. Gross profit as a percentage of sales for the six months ended June 30, 2002 and 2003, respectively, increased from 7.6% to 8.1%. The increase in gross profit was a result of the combined effect of fluctuations in capacity utilization, higher sales volumes, changes in product mix, favorable component market conditions, cost reductions, and efforts to integrate recent acquisitions. The combined effect of these factors, which are continually changing and are interrelated, make it impracticable to determine with precision the separate effect of each factor. We expect that a number of high volume programs serving customers in price sensitive markets will remain subject to competitive restraints on the margin that may be realized from these programs and that these restraints will exert downward pressure on our margins in the near future. For the foreseeable future, our gross margin is expected to depend primarily on the length and severity of the general slowdown in the technology marketplaces, facility utilization, product mix, start-up of new programs, pricing within the electronics industry, and the integration of acquisitions. The gross margins at each facility and for Benchmark as a whole are expected to continue to fluctuate.

The second quarter 2003 and 2002 gross profit reflects charges related to reserves for excess and obsolete inventory. During the second quarter of 2003 and 2002, $2.3 million and $1.6 million of additional inventory reserves were recorded, respectively. These charges related to inventory written down to lower of cost (principally first-in, first-out method) or market, raw materials held specific to customers who were no longer in business, and changes in customer demand for inventory that resulted in excess quantities on hand. Inventory is procured by us based on specific customer orders. Correspondingly, customer modifications to orders for inventory previously procured by us (e.g. cancellations as well as inventory that is highly customized and therefore not available for use by other customers) resulted in excess and obsolete inventory for the related customers that could not be recovered through put back to vendors or the specific customer concerned.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $16.4 million  and $16.1 million in the second quarter of 2003 and 2002, respectively. The increase in selling, general and administrative expenses was the result of merger and acquisition activities, start-up activities for our greenfield operation in Suzhou, China and other volume related expenses.  Selling, general and administrative expenses as a percentage of sales decreased from 4.0% for the second quarter of 2002 to 3.7% for the second quarter of 2003. The decrease in selling, general and administrative expenses as a percentage of sales reflects the increase in sales and the impact of facility consolidation and downsizing. Selling, general and administrative expenses were $32.9 million  and $30.3 million in the first six months of 2003 and 2002, respectively. The increase in selling, general and administrative expenses was the result of merger and acquisition activities, start-up activities for our greenfield operation in Suzhou, China and other volume related expenses.  Selling, general and administrative expenses as a percentage of sales decreased from 4.1% for the first six-months of 2002 to 3.7% for the first six-months of 2003.  The decrease in selling, general and administrative expenses as a percentage of sales reflects the increase in sales and the impact of facility consolidation and downsizing.

Contract Settlement

During the first quarter of 2003, we settled and released various claims arising out of customer manufacturing agreements. In connection with the settlement of these claims, we recorded a non-cash gain totaling $8.1 million.

Interest Expense

Interest expense for the three and six-month periods ended June 30, 2003 and 2002 was $2.3 million and $4.9 million, respectively compared to $2.8  million and $5.7 million, respectively.  The decrease is due to reductions in interest rates and repayments of outstanding debt.

Income Tax Expense

Income tax expense of approximately $14.4 million represented an effective tax rate of 33.1% for the six months ended June 30, 2003, compared with an effective tax rate of 36.0% for the same period in 2002.  The decrease in the effective tax rate is primarily due to the higher estimated income before income taxes for 2003 in low tax jurisdictions as compared to 2002.

Net Income

We reported net income for the three and six-months ended June 30, 2003 of approximately $11.8 million and $29.1 million, or diluted earnings of $0.46 and $1.12 per share, compared with $8.3 million and $13.6 million, or diluted earnings of $0.33 per share and $0.60 per share, for the same periods of 2002. The increases of $3.5 million and $15.5 million during the three and six-months ended June 30, 2003 were due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our growth and operations through funds generated from operations, proceeds from the sale of our securities and funds borrowed under our credit facilities.

Cash provided by operating activities was $42.8 million and $73.2 million for the six months ended June 30, 2003 and 2002, respectively. The cash provided by operations during the first six months of 2003 was primarily the result of increases in accounts payable and decreases in inventories offset by increases in accounts receivable and decreases in accrued liabilities.  Our accounts receivable at June 30, 2003 increased $12.8 million and inventories decreased $13.5 million as compared to their levels at December 31, 2002. We expect  increases in accounts receivable and inventories in the near term to support the anticipated growth in sales. We are continuing the practice of purchasing components only after customer orders are received, which mitigates, but does not eliminate the risk of loss on inventories. During the six months ended June 30, 2003 and 2002, our gross profit was adversely effected by additional reserves of $6.3 million and $3.1 million, respectively, for excess and obsolete inventory that could not be put back to vendors or customers. Supplies of electronic components and other materials used in operations are subject to industry-wide shortages. In certain instances, suppliers may allocate quantities to us based on availability rather than our demand.

Cash used in investing activities was $3.8 million and $7.5 million for the six months ended June 30, 2003 and 2002, respectively. Net capital expenditures of $3.6 million for the six months ended June 30, 2003 were primarily concentrated in manufacturing production equipment. We expect capital expenditures to remain below historical levels for the foreseeable future as a result of the general slowdown in the technology marketplaces.

Cash (used in) provided by financing activities was $(18.6) million and $101.2 million for the six months ended June 30, 2003 and 2002, respectively. During the first six months of 2003, we made principal payments on other long-term debt totaling $24.5 million and received $5.9 million from the exercise of stock options and the purchase of common stock under our employee stock purchase plan. On April 15, 2002, we completed the public offering of 4,312,500 shares of our common stock for net proceeds of approximately $110.2 million.

Principal on the term loan is payable in quarterly installments of $5.5 million during 2003 with the final three installments of $7.0 million due on the last day of March, June and September 2004.

We have a $175 million revolving line of credit facility with a syndicate of commercial banks. We are entitled to borrow under the revolving credit facility up to the lesser of $175 million or the sum of 75% of our eligible accounts receivable, 45% of our eligible inventories and 50% of our eligible fixed assets. Interest on the revolving credit facility and the term loan is payable quarterly, at our option, at either the bank’s Eurodollar rate plus 1.25% to 3.00% or its prime rate plus 0.00% to 1.75%, based upon our debt ratio as specified in the agreement. A commitment fee of 0.375% to 0.500% per annum on the unused portion of the revolving credit facility is payable quarterly in arrears. The revolving credit facility matures on September 30, 2004. As of June 30, 2003, we had no borrowings outstanding under the revolving credit facility, $0.4 million outstanding letters of credit and $174.6 million was available for future borrowings.

The term loan and the revolving credit facility are secured by our domestic inventory and accounts receivable, 100% of the stock of our domestic subsidiaries, and 65% of the voting capital stock of each direct foreign subsidiary and substantially all of our and our domestic subsidiaries’ other tangible and intangible assets. The term loan and revolving credit facility contain customary financial covenants as to working capital, interest coverage, debt leverage, fixed charges, and consolidated net worth, and restricts our ability to incur additional debt, pay dividends, sell assets, and to merge or consolidate with other persons, without the consent of the banks.  At June 30, 2003, we were in compliance with all such restrictions.

Our Thailand subsidiary has a Credit Agreement with Thai Farmers Bank Public Company Limited and Bank of Ayudhya Public Company Limited (the Thai Credit Agreement). The Thai Credit Agreement provides that the lenders will make available to our Thailand subsidiary up to approximately $53.5 million in revolving loans, term loans and machinery loans for a term of five years. On April 1, 2003, our Thailand subsidiary repaid all amounts outstanding under the Thai Credit Agreement.   The Thai Credit Agreement is secured by land, buildings and machinery in Thailand.  In addition, the Thai Credit Agreement provides for approximately $1.4 million (60.0 million Thai baht) in working capital availability. At June 30, 2003, our Thailand subsidiary had no working capital borrowings outstanding.  The Thai Credit Agreement contains financial covenants as to debt coverage and the ratio of debt to equity.  As of June 30, 2003, our

Thailand subsidiary was in compliance with these covenants. See Note 15 to the Condensed Consolidated Financial Statements.

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

On August 8, 2003, we called for redemption on September 8, 2003 all of the Notes due 2006. The aggregate principal amount outstanding of the Notes as of June 30, 2003 is $80.2 million.  Prior to September 8, 2003, holders may convert their Notes into shares of Benchmark Electronics, Inc. common stock at a price of $40.20 per share and Notes not converted will be redeemed on September 8, 2003 at the redemption price of $1,025.71 per $1,000 principal amount outstanding plus accrued and unpaid interest to September 7, 2003.  The redemption of the Notes is expected to result in a loss, consisting of the redemption premium and the accelerated write-off of unamortized deferred financing costs, to be included in other expense in the third quarter of 2003. We plan to fund the redemption of the Notes with existing cash and cash equivalents balances.

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

At June 30, 2003 our debt to total capitalization ratio was 17%.  The level of indebtedness, among other things, could make it difficult for us to obtain any necessary financing in the future for other acquisitions, working capital, capital expenditures, debt service requirements and other expenses; limit our flexibility in planning for, or reacting to changes in, our business; and make us more vulnerable in the event of an economic downturn in our business.

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

A substantial percentage of our sales have been made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us.  During the six months ended June 30, 2003, our two largest customers each represented in excess of 10% of our sales and together represented 59% of our sales, with one customer exceeding 40% of our sales.  Our future sales are dependent on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. As we ramp new programs and the new programs mature, we expect the percentage of sales to our two largest customers to decline. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on us.

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

We structure our agreements with customers to mitigate our risks related to obsolete or unsold inventory. However, enforcement of these contracts may result in material expense and delay in payment for inventory. If any of our significant customers become unable or unwilling to purchase such inventory, our business may be materially harmed. During the first six months of 2003 and 2002, our gross profit was adversely affected by the write-down of $6.3 million and $3.1 million, respectively, in excess and obsolete inventory that could not be put back to vendors or customers.

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

We currently operate outside the United States in Brazil, China, Ireland, Mexico, Singapore, Thailand and the United Kingdom. During the six months ended June 30, 2003 and 2002, 26.4% and 17.8%, respectively, of our sales were from our international operations. These international operations may be subject to a number of risks, including:

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

•                  local business practices;

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

At June 30, 2003, our debt to total capitalization ratio was 17%. The level of our indebtedness, among other things, could:

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

We have exposure to interest rate risk under our variable rate revolving credit and term loan facilities. These facilities are based on the spread over the bank’s Eurodollar rate or its prime rate. We currently have an interest rate swap transaction agreement for a notional amount of $16.0 million under which we pay a fixed rate of interest of 6.63%, plus 1.25% to 3.00% based upon our debt ratio as specified in the debt agreement, hedging against the variable interest rates charged by the term loan. The receive rate under the swap is based on LIBOR. The interest rate swap expires at December 31, 2003.

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

On April 14, 2000, Benchmark, along with numerous other companies, was named as a defendant in a lawsuit filed in the United States District Court for the District of Arizona by the Lemelson Medical, Education & Research Foundation (the Foundation). The lawsuit alleges that Benchmark has infringed certain of the Foundation’s patents relating to machine vision and bar code technology utilized in machines the Company has purchased. On November 2, 2000, Benchmark filed an Answer, Affirmative Defenses, and a Motion to Stay based upon Declaratory Judgement Actions filed by Cognex and Symbol, manufacturers of the equipment at issue. On March 29, 2001, the Court granted the defendants’ Motion to Stay and ordered that the lawsuit be stayed pending the entry of a final non-appealable judgement in the cases filed by Cognex and Symbol (the Symbol/Cognex case). The bench trial for the Symbol/Cognex case began on November 18, 2002 and concluded on January 17, 2003. The post-trial briefings of the parties in the Symbol/Cognex case, which was originally scheduled to be completed on May 16, 2003, were filed with the trial court on June 30, 2003. The decision of the trial court on the Symbol/Cognex case is expected to be issued some time before the end of 2003.Management intends to vigorously defend against such claim and pursue all rights it has against third parties. At the present time, we are unable to reasonably estimate the possible loss, if any, associated with these matters.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

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

We currently have an interest rate swap transaction agreement for a notional amount of $16.0 million under which we pay a fixed rate of interest of 6.63%, plus 1.25% to 3.00% based upon our debt ratio as specified in the debt agreement, hedging against the variable interest rates charged by the term loan. The interest rate swap expires on December 31, 2003.  The receive rate under the swap is based on LIBOR.

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

Item 4 – Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the fiscal period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

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

On April 14, 2000, Benchmark, along with numerous other companies, was named as a defendant in a lawsuit filed in the United States District Court for the District of Arizona by the Lemelson Medical, Education & Research Foundation (the Foundation). The lawsuit alleges that Benchmark has infringed certain of the Foundation’s patents relating to machine vision and bar code technology utilized in machines Benchmark has purchased. On November 2, 2000, Benchmark filed an Answer, Affirmative Defenses, and a Motion to Stay based upon Declaratory Judgement Actions filed by Cognex and Symbol, manufacturers of the equipment at issue. On March 29, 2001, the Court granted the defendants’ Motion to Stay and ordered that the lawsuit be stayed pending the entry of a final non-appealable judgement in the cases filed by Cognex and Symbol (the Symbol/Cognex case). The bench trial for the Symbol/Cognex case began on November 18, 2002 and concluded on January 17, 2003.  The post-trial briefings of the parties in the Symbol/Cognex case, which was originally scheduled to be completed on May 16, 2003, were filed with the trial court on June 30, 2003.  The decision of the trial court on the Symbol/Cognex case is expected to be issued some time before the end of 2003.  Management intends to vigorously defend against such claim and pursue all rights it has against third parties. At the present time, we are unable to reasonably estimate the possible loss, if any, associated with these matters.

Benchmark is also involved in various other legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on Benchmark’s consolidated financial position or results of operations.

Item 4 - Submission of Matters to a Vote of Security Holders

(a) - (c)  At the Annual Meeting of Shareholders held on May 13, 2003, the Company’s nominees for directors to serve until the 2004 Annual Meeting of Shareholders were elected, and the appointment of KPMG LLP as the independent auditors for the Company for the fiscal year ended December 31, 2003 was ratified.

With respect to the election of directors, the voting was as follows:

Nominee	For	Withheld
Donald E. Nigbor	21,286,672	763,294
Cary T. Fu	21,286,672	763,294
Steven A. Barton	21,284,472	764,494
David H. Arnold	21,021,774	1,028,192
John W. Cox	21,285,472	764,494
John C. Custer	21,286,672	763,294
Peter G. Dorflinger	21,286,672	763,294

With respect to the ratification of the appointment of KPMG LLP as the independent auditors of the Company, the voting was as follows:

For	Against	Abstain	Non-Vote
21,766,215	254,988	24,843	3,920

Item 6 - Exhibits and Reports on Form 8-K

(a)      Exhibits.

31.1                     Rule 13a-14(a) Certification of Chief Executive Officer

31.2                     Rule 13a-14(a) Certification of Chief Financial Officer

32.1                     Section 1350 Certification of Chief Executive Officer

32.2                     Section 1350 Certification of Chief Financial Officer

(b)     Reports on Form 8-K.

The Company filed the following Current Reports on Form 8-K during the quarter ended June 30, 2003:

Current Report on Form 8-K dated April 22, 2003 furnishing information relating to the Company’s first quarter 2003 results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 13, 2003.

BENCHMARK ELECTRONICS, INC.
(Registrant)

By:	/s/ Donald E. Nigbor
Donald E. Nigbor
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gayla J. Delly
Gayla J. Delly
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer