Form 10-Q
period 2003-09-30
BENCHMARK ELECTRONICS INC
filed 2003-11-14
CIK 863436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003.

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

As of November 7, 2003 there were 27,111,684 shares of Benchmark Electronics, Inc. Common Stock, par value $0.10 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(amounts in thousands)

	September 30, 2003	December 31, 2002
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$328,787	$312,576
Accounts receivable, net of allowance for doubtful accounts of $11,280 and $5,764, respectively	203,027	178,957
Inventories, net	208,635	195,670
Prepaid expenses and other assets	17,135	13,656
Deferred tax asset	3,976	7,473
Total current assets	761,560	708,332

Property, plant and equipment	237,500	241,443
Accumulated depreciation	(155,645)	(147,403)
Net property, plant and equipment	81,855	94,040

Goodwill, net	114,504	119,823
Other, net	7,950	10,056

	$965,869	$932,251

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of other long-term debt	$26,516	$28,628
Accounts payable	225,922	212,938
Income taxes payable	12,028	6,407
Accrued liabilities	54,929	67,986
Total current liabilities	319,395	315,959

Convertible subordinated notes	—	80,200
Other long-term debt, excluding current installments	16	28,339
Other long-term liability	2,993	2,946
Deferred tax liability	3,791	5,777
Shareholders’ equity:
Preferred shares, $0.10 par value; 5,000 shares authorized, none issued	-	-
Common shares, $0.10 par value; 85,000 shares authorized; issued – 40,473 and 36,605, respectively; outstanding – 40,400 and 36,531, respectively	4,040	3,653
Additional paid-in capital	528,976	434,658
Retained earnings	122,283	80,256
Accumulated other comprehensive loss	(15,445)	(19,357)
Less treasury shares, at cost; 74 shares	(180)	(180)
Total shareholders’ equity	639,674	499,030
Commitments and contingencies
	$965,869	$932,251

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Sales	$455,352	$428,278	$1,352,770	$1,161,841
Cost of sales	418,382	395,767	1,243,271	1,073,653
Gross profit	36,970	32,511	109,499	88,188
Selling, general and administrative expenses	16,330	17,268	49,244	47,566
Contract settlement	—	—	(8,108)	—
Asset write-offs	—	—	—	1,608
Income from operations	20,640	15,243	68,363	39,014
Interest expense	(1,976)	(2,886)	(6,895)	(8,577)
Other income	967	2,364	1,635	5,543
Income before income taxes	19,631	14,721	63,103	35,980
Income tax expense	6,687	5,138	21,076	12,791
Net income	$12,944	$9,583	$42,027	$23,189

Earnings per share (see note 1):
Basic	$0.34	$0.26	$1.13	$0.69
Diluted	$0.32	$0.26	$1.08	$0.66
Weighted average number of shares outstanding (see note 1):
Basic	38,074	36,369	37,273	33,848
Diluted	41,660	37,386	41,014	35,067

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net income	$42,027	$23,189
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,959	23,703
Asset write-offs	—	1,608
Deferred income taxes	1,219	5,215
(Gain) loss on the sale of property, plant and equipment	(110)	73
Non-cash interest expense on convertible subordinated notes	307	—
Federal tax benefit of stock options exercised	2,914	912
Changes in operating assets and liabilities:
Accounts receivable	(19,820)	19,579
Inventories	(9,310)	23,818
Prepaid expenses and other assets	(3,580)	(2,748)
Accounts payable	12,653	25,415
Accrued liabilities	(12,067)	18,708
Income taxes	5,621	(3,005)
Net cash provided by operations	41,813	136,467

Cash flows from investing activities:
Acquisitions	—	(36,172)
Capital expenditures, net	(8,422)	(5,501)
Additions to capitalized software	(611)	(173)
Net cash used in investing activities	(9,033)	(41,846)

Cash flows from financing activities:
Proceeds from stock options exercised	11,071	2,898
Proceeds from employee stock purchase plan	686	613
Net proceeds from public offering of common stock	—	110,270
Principal payments on other long-term debt	(30,437)	(24,383)
Net cash provided by (used in) financing activities	(18,680)	89,398

Effect of exchange rate changes	2,111	(6,277)

Net increase in cash and cash equivalents	16,211	177,742
Cash and cash equivalents at beginning of year	312,576	59,879
Cash and cash equivalents at September 30	$328,787	$237,621

Supplemental disclosures of cash flow information:
Net income taxes paid	$11,408	$8,510
Interest paid	$7,827	$8,576

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(amounts in thousands, unless otherwise noted)
(unaudited)

Note 1 - Basis of Presentation

Benchmark Electronics, Inc. (the Company) is a Texas corporation in the business of manufacturing electronics and provides services to original equipment manufacturers (OEMs) of computers and related products for business enterprises, medical devices, industrial control equipment, testing and instrumentation products, and telecommunication equipment. The Company has manufacturing operations located in the Americas, Europe and Asia.

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

On October 22, 2003, the Board of Directors declared a three-for-two stock split effected in the form of a stock dividend payable on November 13, 2003, to shareholders of record as of November 6, 2003.  Shareholders’ equity has been restated to give retroactive recognition to the stock split in prior periods by reclassifying from additional paid-in capital to common stock the par value of the additional shares arising from the split.  All share and per share data appearing in these condensed consolidated financial statements and notes thereto have been retroactively adjusted for the stock split.

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

Note 2 – Accounting for Stock-Based Compensation

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations including Financial Accounting Standards Board (FASB) Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25”, issued in March 2000, to account for its stock option plans and its Employee Stock Purchase Plan.  Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans.  As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123.  The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net income, as reported	$12,944	$9,583	$42,027	$23,189
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(316)	(701)	(1,334)	(2,159)
Net income, as adjusted	$12,628	$8,882	$40,693	$21,030

Earnings per share:
Basic, as reported	$0.34	$0.26	$1.13	$0.69
Basic, as adjusted	$0.33	$0.24	$1.09	$0.62

Diluted, as reported	$0.32	$0.26	$1.08	$0.66
Diluted, as adjusted	$0.31	$0.24	$1.05	$0.60

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

Note 3 – Acquisition

On July 29, 2002, the Company completed the acquisition (the Acquisition) of all of the issued and outstanding capital stock of ACT Manufacturing Holdings UK Limited (UK) and 68,374,718 shares, constituting at least 99.77% of the issued and outstanding capital stock of ACT Manufacturing (Thailand) Public Company Limited (Thailand) from ACT Manufacturing, Inc. (ACT) pursuant to the terms of an Asset and Share Purchase Agreement dated as of July 2, 2002 by and between the Company and ACT (the Purchase Agreement). ACT had previously filed for reorganization under Chapter 11 of the United States Bankruptcy Code; the Purchase Agreement and the transactions contemplated thereby were approved by the bankruptcy court. As consideration for the Acquisition, the Company paid $45.2 million in cash and acquisition costs of $0.8 million. The Company is accounting for the acquisition utilizing the accounting principles promulgated by SFAS 141 and 142. Therefore, the results of operations of the UK and Thailand operations since July 29, 2002 have been included in the accompanying consolidated statements of income. The allocation of the net purchase price of the Acquisition resulted in goodwill of approximately $0.5 million.

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

Pro forma condensed consolidated financial information for the nine months ended September 30, 2002 (unaudited) was as follows:

(in thousands, except per share data)

Net sales	$1,265,968
Gross profit	96,018
Income from operations	43,204
Net income	$26,680
Earnings per share:
Basic	$0.79
Diluted	$0.76
Weighted average number of shares outstanding:
Basic	33,848
Diluted	35,067

Note 4 – Earnings Per Share

Basic earnings per share is computed using the weighted average number of shares outstanding.  Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding stock equivalents during the three and nine months ended September 30, 2003 and 2002. Stock equivalents include common shares issuable upon the exercise of stock options and other equity instruments, and are computed using the treasury stock method.  Earnings per share data were computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Numerator for basic earnings per share - net income	$12,944	$9,583	$42,027	$23,189
Interest expense on 6% convertible debt, net of tax	570	—	2,187	—
Numerator for diluted earnings per share	$13,514	$9,583	$44,214	$23,189

Denominator for basic earnings per share - weighted average number of common shares outstanding during the period	38,074	36,369	37,273	33,848
Incremental common shares attributable to exercise of outstanding dilutive options	1,439	1,017	1,035	1,219
Incremental common shares attributable to conversion of 6% convertible debt	2,147	—	2,706	—
Denominator for diluted earnings per share	41,660	37,386	41,014	35,067

Basic earnings per share	$0.34	$0.26	$1.13	$0.69
Diluted earnings per share	$0.32	$0.26	$1.08	$0.66

Options to purchase 0.5 million shares of common stock for the nine months ended September 30, 2003 were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common stock for the period. Options to purchase 1.0 million and 1.2 million shares of common stock for the three and nine months ended September 30, 2002, respectively, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common stock for the applicable period. The calculation for the three and nine months ended September 30, 2002 did not include the 2.9925 million shares issuable upon conversion of the 6% Convertible Subordinated Notes as the effect would have been antidilutive.

Note 5 – Goodwill

Goodwill associated with each of the Company’s business segments and changes in those amounts during the three and nine-month periods ended September 30, 2003 were as follows:

	Americas	Europe	Asia	Total

Goodwill, June 30, 2003	$107,832	$2,186	$6,725	$116,743
Final purchase accounting adjustment	—	(2,209)	(50)	(2,259)
Currency translation adjustment	(3)	23	—	20
Goodwill, September 30, 2003	$107,829	$—	$6,675	$114,504

Goodwill, December 31, 2002	$107,854	$2,126	$9,843	$119,823
Final purchase accounting adjustment	—	(2,209)	(3,168)	(5,377)
Currency translation adjustment	(25)	83	—	58
Goodwill, September 30, 2003	$107,829	$—	$6,675	$114,504

Note 6 – Borrowing Facilities

The Company has a five-year term loan (the Term Loan) through a syndicate of commercial banks. Principal on the Term Loan is payable in quarterly installments in annual amounts of $22 million in 2003 and $21 million in 2004.  The Term Loan bears interest, at the Company’s option, at either the bank’s Eurodollar rate plus 1.25% to 3.00% or its prime rate plus 0.00% to 1.75%, based upon the Company’s debt ratio as specified in the agreement, and is payable quarterly. The Term Loan matures on September 30, 2004.  As of September 30, 2003, the Company had $26.5 million outstanding under the Term Loan, bearing interest at rates ranging from 2.37% to 7.88%.

The Company has a $175 million revolving line of credit facility (the Revolving Credit Facility) with a syndicate of commercial banks.  The Company is entitled to borrow under the Revolving Credit Facility up to the lesser of $175 million or the sum of 75% of its eligible accounts receivable, 45% of its eligible inventories and 50% of its eligible fixed assets.  Interest on the Revolving Credit Facility is payable quarterly, at the Company’s option, at either the bank’s Eurodollar rate plus 1.25% to 3.00% or its prime rate plus 0.00% to 1.75%, based upon the Company’s debt ratio as specified in the agreement.  A commitment fee of 0.375% to 0.500% per annum on the unused portion of the Revolving Credit Facility is payable quarterly in arrears. The Revolving Credit Facility matures on September 30, 2004.  As of September 30, 2003, the

Company had no borrowings outstanding under the Revolving Credit Facility, $0.4 million in outstanding letters of credit and $174.6 million was available for future borrowings.

The Term Loan and the Revolving Credit Facility (collectively the Facility) are secured by the Company’s domestic inventory and accounts receivable, 100% of the stock of the Company’s domestic subsidiaries, and 65% of the voting capital stock of each direct foreign subsidiary and substantially all of the other tangible and intangible assets of the Company and its domestic subsidiaries.  The Facility contains customary financial covenants as to working capital, interest coverage, debt leverage, fixed charges, and consolidated net worth, and restricts the ability of the Company to incur additional debt, pay dividends, sell assets, and to merge or consolidate with other persons, without the consent of the banks.  At September 30, 2003, the Company was in compliance with all such restrictions.

The Company’s Thailand subsidiary has a Credit Agreement with Thai Farmers Bank Public Company Limited and Bank of Ayudhya Public Company Limited (the Thai Credit Agreement). The Thai Credit Agreement provides that the lenders will make available to the Company’s Thailand subsidiary up to approximately $53.5 million in revolving loans, term loans and machinery loans for a term of five years through September 2006.  On April 1, 2003, the Company’s Thailand subsidiary repaid all amounts outstanding under the Thai Credit Agreement.   The Thai Credit Agreement is secured by land, buildings and machinery in Thailand.  In addition, the Thai Credit Agreement provides for approximately $1.4 million (60.0 million Thai baht) in working capital availability. At September 30, 2003, the Company’s Thailand subsidiary had no working capital borrowings outstanding.

During the third quarter, the Company called its outstanding 6% Convertible Subordinated Notes due August 15, 2006 (the Notes) for redemption.  All of the Notes were converted, at the holders’ option, into approximately 3.0 million shares of the Company’s common stock on September 5, 2003, net of related interest and deferred financing costs.

The Company currently has an interest rate swap agreement for a notional amount of $13.3 million under which it pays a fixed rate of interest of 6.63% plus 1.25% to 3.00% based upon its debt ratio as specified in the debt agreement, hedging against the variable interest rates charged by the term loan.  The receive rate under the swap is based on LIBOR.  The interest rate swap expires on December 31, 2003.

Note 7 - Inventories

Inventory costs are summarized as follows:

	September 30, 2003	December 31, 2002

Raw materials	$156,321	$148,399
Work in process	42,082	36,490
Finished goods	30,568	27,962
Obsolescence reserve	(20,336)	(17,181)
	$208,635	$195,670

Note 8 - Income Taxes

Income tax expense consists of the following:

	Nine Months Ended September 30,
	2003	2002

Federal – Current	$18,137	$7,338
Foreign – Current	(1,099)	(297)
State – Current	2,819	535
Deferred	1,219	5,215
Total	$21,076	$12,791

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

The Company’s manufacturing operations in Ireland are subject to a 10% tax rate through December 2010.  Thereafter, the applicable statutory tax rate will be 12.5%. As a result of these reduced rates, income tax expense for the three and nine-month periods ended September 30, 2003 is approximately $37 and $113, respectively, lower than the amount computed by applying the statutory tax rate (12.5% in 2003). Income tax expense for the three and nine-month periods ended September 30, 2002 is approximately $0.1 million and $0.5 million, respectively, lower than the amount computed by applying the statutory tax rate (16% in 2002).

Note 9 – Derivative Instruments and Certain Hedging Activities

Effective January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS 133.” These statements establish accounting and reporting standards requiring that derivative instruments, including certain derivative instruments embedded in other contracts, be recorded on the balance sheet at fair value as either assets or liabilities. The accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative at its inception. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results of the hedged item in the statements of operations, and requires the Company to formally document, designate and assess the effectiveness of the hedge transaction to receive hedge accounting. For derivatives designated as cash-flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Overall hedge effectiveness is measured at least quarterly. Any changes in the fair value of the derivative instrument resulting from hedge ineffectiveness, as defined by SFAS No. 133 and measured based on the cumulative changes in the fair value of the derivative instrument and the cumulative changes in the estimated future cash flows of the hedged item, are recognized immediately in earnings.

The Company enters into interest rate swap agreements to reduce its exposure to market risks from changing interest rates.  The Company has designated its swap agreement as a cash flow hedge. During the three and nine-month periods ended September 30, 2003, the Company recognized $226 and $760 in losses, respectively, included in interest expense, on the interest rate swap agreement attributable to the interest rate changes occurring during the first nine months of 2003. During the three and nine-month periods ended September 30, 2002, the Company recognized $330 and $1,030 in losses, respectively, included in interest expense, on the interest rate swap agreement attributable to the interest rate changes occurring during the first nine months of 2002. No gain or loss on ineffectiveness was required to be recognized during 2003 or 2002.  As of September 30, 2003, the fair value of the interest rate swap agreement was a loss of $0.2 million that is anticipated to be recognized in earnings during the fourth quarter of 2003.

The Company has utilized and expects to continue to utilize derivative financial instruments with respect to a portion of its interest rate risks to achieve a more predictable cash flow by reducing its exposure to interest rate fluctuations.  These transactions generally are swaps and are entered into with major financial institutions.  Derivative financial instruments related to the Company’s interest rate risks are intended to reduce the Company’s exposure to increases in the applicable interest rates underlying the Company’s variable rate Facility.

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

Information about operating segments for the three and nine-month periods ended September 30, 2003 and 2002 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net sales:
Americas	$441,657	$422,765	$1,313,123	$1,185,235
Europe	70,382	85,129	237,974	260,303
Asia	62,614	36,437	173,977	43,631
Elimination of intersegment sales	(119,301)	(116,053)	(372,304)	(327,328)
	$455,352	$428,278	$1,352,770	$1,161,841
Depreciation and amortization:
Americas	$5,057	$6,216	$15,858	$20,037
Europe	665	795	2,081	2,420
Asia	1,416	906	4,020	1,246
	$7,138	$7,917	$21,959	$23,703
Income from operations:
Americas	$24,530	$22,031	$83,266	$54,337
Europe	(822)	(1,309)	(6,118)	2,323
Asia	3,822	786	5,649	518
Corporate and intersegment eliminations	(6,890)	(6,265)	(14,434)	(18,164)
	$20,640	$15,243	$68,363	$39,014
Capital expenditures, net:
Americas	$2,294	$903	$3,711	$3,684
Europe	36	159	149	466
Asia	2,673	496	4,562	1,351
	$5,003	$1,558	$8,422	$5,501

	September 30, 2003	December 31, 2002
Total assets:
Americas	$757,948	$705,990
Europe	79,438	99,735

Asia

121,485

111,586

Corporate	6,998	14,940
	$965,869	$932,251

The following enterprise-wide information is provided in accordance with SFAS No. 131.  Geographic net sales information reflects the destination of the product shipped.  Long-lived assets information is based on the physical location of the asset.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net sales derived from:
Printed circuit boards	$351,608	$332,641	$1,068,865	$871,769
Systems integration and box build	103,744	95,637	283,905	290,072
	$455,352	$428,278	$1,352,770	$1,161,841

Geographic net sales:
United States	$356,968	$338,871	$1,035,550	$891,691
Europe	80,179	76,925	266,450	244,239
Asia and other	18,205	12,482	50,770	25,911
	$455,352	$428,278	$1,352,770	$1,161,841

	September 30, 2003	December 31, 2002
Long-lived assets:
United States	$47,102	$62,027
Europe	9,224	11,044
Asia and other	33,479	31,025
	$89,805	$104,096

Note 11 – Comprehensive Income

Comprehensive income includes net income, the change in the cumulative translation adjustment and the effect of accounting for cash flow hedging derivatives. Comprehensive income for the three and nine-month periods ended September 30, 2003 and 2002 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net income	$12,944	$9,583	$42,027	$23,189
Cumulative translation adjustment	198	(5,162)	3,484	(6,996)
Hedge accounting for derivative financial instruments, net of tax	138	39	428	306
Comprehensive income	$13,280	$4,460	$45,939	$16,499

Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability of cash flows associated with variable-rate, long-term debt obligations are recognized in accumulated other comprehensive income.  These amounts subsequently are reclassified into interest expense as a yield adjustment of the hedged interest payments in the same period in which the related interest affects earnings.  For the three and nine-month periods ended September 30, 2003, the Company reclassified $137 and $460, respectively, into interest expense.

Note 12 – Contingencies

The Company filed a lawsuit against J.M. Huber Corporation (the Seller) in the United States District Court for the Southern District of Texas for breach of contract, fraud and negligent misrepresentation on December 14, 1999. The Company is seeking an unspecified amount of damages in connection with the Amended and Restated Stock Purchase Agreement dated August 12, 1999 between the parties whereby the Company acquired all of the stock of AVEX Electronics, Inc. from Seller.  On January 5, 2000, Seller filed suit in the United States District Court for the Southern District of New York alleging that the Company failed to comply with certain obligations under the contract requiring the Company to register shares of its common stock issued to Seller as partial consideration for the acquisition.  Seller’s suit has been consolidated with the Company’s suit in the United States District Court for the Southern District of Texas (the Court). On March 18, 2002, the Court entered an interlocutory judgment denying the Company’s claims against Seller, but preserving Seller’s counterclaims against the Company. On May 1, 2002, the Court entered a final judgment dismissing without prejudice the claims and counterclaims of Seller.  On May 29, 2002, the Company filed a notice of appeal of the Court’s final judgment to the Fifth Circuit Court of Appeals (the Fifth Circuit).  On August 20, 2003, the Fifth Circuit vacated the Court’s judgment and remanded the case back to the Court for further proceedings consistent with the Fifth Circuit’s written opinion. On September 2, 2003, Seller filed a Petition for Rehearing En Banc with the Fifth Circuit.  On September 12, 2003, the Company filed its response to Seller’s Petition for Rehearing En Banc.  The Company intends to vigorously pursue its claims against Seller and defend against Seller’s allegations.

On April 14, 2000, the Company, along with numerous other companies, was named as a defendant in a lawsuit filed in the United States District Court for the District of Arizona by the Lemelson Medical, Education & Research Foundation (the Foundation).  The lawsuit alleges that the Company has infringed certain of the Foundation’s patents relating to machine vision and bar code technology utilized in machines the Company has purchased.  On November 2, 2000, the Company filed an Answer, Affirmative Defenses, and a Motion to Stay based upon Declaratory Judgment Actions filed by Cognex and Symbol, manufacturers of the equipment at issue.  On March 29, 2001, the Court granted the defendants’ Motion to Stay and ordered that the lawsuit be stayed pending the entry of a final non-appealable judgement in the cases filed by Cognex and Symbol (the Symbol/Cognex case).  The bench trial for the Symbol/Cognex case began on November 18, 2002 and concluded on January 17, 2003.  The post-trial briefings of the parties in the Symbol/Cognex case were filed with the trial court on June 30, 2003.  The decision of the trial court on the Symbol/Cognex case is expected to be issued some time before the end of 2003.  The Company intends to vigorously defend against such claims and pursue all rights it has against third parties.  At the present time, the Company is unable to reasonably estimate the possible loss, if any, associated with these matters.

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

In November 2002, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Element Deliverables.” EITF No. 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. Revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values.  The final consensus is applicable to agreements entered into in quarters beginning after June 15, 2003, with early adoption permitted. Additionally, companies are permitted to apply the consensus guidance to all existing arrangements as a cumulative effect of a change in accounting principle. The adoption of EITF No. 00-21 did not have a material effect on the Company’s financial statements.

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

Note 15 – Subsequent Events

On October 23, 2003, the Company announced plans to close the Scotland facility during the fourth quarter of 2003.  Costs related to closing this facility are estimated at $1.4 million.  In addition, certain tax benefits may be realized by the Company as a result of this closure.

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

GENERAL

We are in the business of manufacturing electronics and provide our services to original equipment manufacturers of computers and related products for business enterprises, medical devices, industrial control equipment, testing and instrumentation products, and telecommunication equipment. The services that we provide are commonly referred to as electronics manufacturing services. We offer our customers comprehensive and integrated design and manufacturing services, from initial product design to volume production and direct order fulfillment. We provide specialized engineering services including product design, printed circuit board layout, prototyping and test development. We believe that we have developed strengths in the manufacturing process for large, complex, high-density printed circuit boards as well as the ability to manufacture high and low volume products in lower cost regions such as Latin America and Southeast Asia. As our customers expand internationally, they increasingly require their electronics manufacturing services partners to have strategic regional locations and global procurement capabilities. We believe that our global manufacturing presence of 16 facilities in eight countries increases our ability to be responsive to our customers’ needs by providing accelerated time-to-market and time-to-volume production of high quality products. These capabilities should enable us to build stronger strategic relationships with our customers and to become a more integral part of their operations.

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

Allowance for doubtful accounts

Our accounts receivable balance is recorded net of allowances for amounts not expected to be collected from our customers. Because our accounts receivable are typically unsecured, we periodically evaluate the collectibility of our accounts based on a combination of factors, including a particular customer’s ability to pay as well as the age of the receivables. To evaluate a specific customer’s ability to pay, we analyze financial statements, payment history, third-party credit analysis reports and various information or disclosures by the customer or other publicly available information. In cases where the evidence suggests a customer may not be able to satisfy its obligation to us, we set up a specific reserve in an amount we determine appropriate for the perceived risk. The allowance for doubtful accounts was $11.3 million at September 30, 2003 and $5.8 million at December 31, 2002. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required in the future.

Inventory obsolescence reserve

We purchase inventory based on forecasted demand and record inventory at the lower of cost or market. We write down our inventories for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and estimated market value based on assumptions of future demands and market conditions.  We evaluate our inventory valuation on a quarterly basis based on current and forecasted usage and the latest forecasts of product demand and production requirements from our customers. Customers frequently make changes to their forecasts, requiring that we make changes to our inventory purchases, commitments, and production scheduling and may require us to cancel open purchase commitments with our vendors. This process may lead to on-hand inventory quantities and on-order purchase commitments that are in excess of our customer’s revised needs, or parts that become obsolete before use in production. We record inventory reserves on excess and obsolete inventory.  These reserves are established on inventory which we have determined that our customers are not responsible for or on inventory that we believe our customers are unable to fulfill their obligation to ultimately purchase such inventory from us. The allowance for excess and obsolete inventory was $20.3 million at September 30, 2003 and $17.2 million at December 31, 2002.  If actual market conditions are less favorable than those we projected, additional inventory allowances may be required.

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

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge would be recognized by the amount that the carrying amount of the asset exceeds the fair value of the asset.

Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired.  An impairment loss would be recognized to the extent that the carrying amount exceeds the asset’s fair value. As of September 30, 2003 and December 31, 2002, we had net goodwill of approximately $114.5 million and $119.8 million, respectively.

RECENT ACQUISITIONS

On July 29, 2002, we completed the acquisition (the Acquisition) of all of the issued and outstanding capital stock of ACT Manufacturing Holdings UK Limited (UK) and 68,374,718 shares, constituting at least 99.77% of the issued and outstanding capital stock of ACT Manufacturing (Thailand) Public Company Limited (Thailand) from ACT Manufacturing, Inc. (ACT) pursuant to the terms of an Asset and Share Purchase Agreement dated as of July 2, 2002 by and between Benchmark and ACT (the Purchase Agreement). ACT had previously filed for reorganization under Chapter 11 of the United States Bankruptcy Code; the Purchase Agreement and the transactions contemplated thereby were approved by the bankruptcy court. The facilities acquired include a facility owned in Ayudhaya, Thailand and a leased facility in Leicester, England. The 240,000 square foot manufacturing facility in Ayudhaya, Thailand (near Bangkok) provides electronics manufacturing services, including printed circuit board assembly and test, systems assembly and test, prototyping, warranty repair, materials procurement and engineering support services. The facility has experience in radio frequency (RF) and wireless product manufacturing, as well as a full suite of RF testing capabilities. The 55,000 square foot manufacturing facility in Leicester, England provides electronics manufacturing services, including printed circuit board design, assembly and test, and systems assembly and test. In addition to the Ayudhaya and Leicester facilities, the Acquisition included leased international purchasing offices in San Jose, California, Hong Kong and The Republic of Singapore. As consideration for the Acquisition, we paid $45.2 million in cash and acquisition costs of $0.8 million. We accounted for the Acquisition utilizing the accounting principles promulgated by SFAS 141 and 142. Therefore, the results of operations of the UK and Thailand operations since July 29, 2002 have been included in the accompanying condensed consolidated statements of income. The allocation of the net purchase price of the Acquisition resulted in goodwill of approximately $0.5 million.

The inclusion of the operations of the acquired facilities in Thailand and the UK in Benchmark’s financial results are responsible for a substantial portion of the variations in the results of our operations (including components thereof) when comparing 2003 to 2002. The effects of the Acquisition on our financial condition and our reported results of operations should be considered when reading the financial information contained herein.

The Acquisition constituted a significant expansion of our operations.  Accordingly, the potential effect of the Acquisition on our future financial condition, liquidity and results of operations should be considered when reading the historical financial information and related discussions set forth in the following section.

RESULTS OF OPERATIONS

The following table presents the percentage relationship that certain items in our Condensed Consolidated Statements of Income bear to sales for the periods indicated. The financial information and the discussion below should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	91.9	92.4	91.9	92.4
Gross profit	8.1	7.6	8.1	7.6
Selling, general and administrative expense	3.6	4.0	3.6	4.1
Contract settlement	0.0	0.0	(0.6)	0.0
Asset write-off	0.0	0.0	0.0	0.1
Income from operations	4.5	3.6	5.1	3.4
Interest expense	(0.4)	(0.7)	(0.5)	(0.7)
Other income	0.2	0.5	0.1	0.4
Income before income taxes	4.3	3.4	4.7	3.1
Income tax expense	1.5	1.2	1.6	1.1
Net income	2.8%	2.2%	3.1%	2.0%

Sales

Sales for the third quarter of 2003 were $455.4 million, a 6.3% increase from sales of $428.3 million for the same quarter in 2002.  The increase of $27.1 million includes $21.2 million applicable to the facilities acquired on July 29, 2002 and $8.1 million attributable to the operation of our systems integration facilities.  These increases were partially offset by a decrease of $1.0 million resulting from the consolidation and downsizing of certain manufacturing facilities and an overall decrease in sales volumes of $1.2 million.  Sales for the nine months ended September 30, 2003 were $1,352.8 million, a 16.4% increase from sales of $1,161.8 million for the same period in 2002.  The increase of $190.9 million includes $136.0 million applicable to the facilities acquired on July 29, 2002, and $65.7 million resulting from overall increases in sales volumes.  These increases were partially offset by a decrease in sales of $6.2 million attributable to the operation of our systems integration facilities and $4.6 million resulting from the consolidation and downsizing of certain manufacturing facilities.

We have 16 manufacturing facilities in the Americas, Europe and Asia to serve our customers. We are operated and managed geographically.  Our facilities in the Americas provided 78.6% and 80.8% of net sales, respectively, during the third quarters of 2003 and 2002, and 78.2% and 84.4% of net sales, respectively, during the first nine months of 2003 and 2002.  Our Americas region includes facilities in Angleton, Texas, Beaverton, Oregon, Campinas, Brazil, Guadalajara, Mexico, Hudson, New Hampshire, Huntsville, Alabama, Loveland, Colorado, Manassas, Virginia and Winona, Minnesota. There are two facilities in Huntsville, Alabama - a systems integration facility and a printed circuit board assembly facility. We opened the Loveland, Colorado systems integration facility in May 2003.  Our facilities in Europe provided 8.0% and 10.8% of net sales, respectively, during the third quarters of 2003 and 2002, and 9.3% and 12.0% of net sales, respectively, during the first nine months of 2003 and 2002. Our Europe region includes facilities in Dublin, Ireland, East Kilbride, Scotland and Leicester, England. During the fourth quarter of 2003, we will be closing our East Kilbride facility.  During the second quarter of 2003 we closed the Cork, Ireland facility.  The Cork facility is currently held for sale. Our facilities in Asia provided 13.4% and 8.4% of net sales, respectively, during the third quarters of 2003 and 2002, and 12.6% and 3.6% of net sales, respectively, during the first nine months of 2003 and 2002.  Our Asia region includes facilities in the Republic of Singapore, Ayudhaya, Thailand and Suzhou, China.  The Singapore facility is a systems integration operation.

A substantial percentage of our sales have been made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us.  During the nine months ended September 30, 2003, our two largest customers each represented in excess of 10% of our sales and together represented 58.2% of our sales, with one customer exceeding 40%.  Our future sales are dependent on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. As we ramp new programs and the new programs mature, we expect the percentage of sales of our two largest customers to decline.  Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on us.

As a result of our international sales and facilities, our operations are subject to the risks of doing business abroad. These dynamics have not had a material adverse effect on our results of operations through September 30, 2003. However, we cannot assure you that there will not be an adverse impact in the future. See RISK FACTORS for factors pertaining to our international sales and fluctuations in the exchange rates of foreign currency and for further discussion of potential adverse effects in operating results associated with the risks of doing business abroad.  During the nine months ended September 30, 2003 and 2002, 25.8% and 19.8%, respectively, of our sales were from our international operations.  The increase in the percentage of international sales for 2003 as compared to 2002 primarily reflects the additional sales resulting from the operation of the facilities in the United Kingdom and Thailand that were acquired on July 29, 2002.

Americas

Sales in the Americas for the quarter ended September 30, 2003 increased $11.6 million compared to the same period of 2002. This net increase includes a $14.8 million increase attributable to the operation of our systems integration facilities offset by a $3.2 million net decrease in overall sales volume. Sales in the Americas for the nine months ended September 30, 2003 increased $76.6 million compared to the same period of 2002.  This net increase includes a $20.7 million increase attributable to the operation of our systems integration facilities and a $57.0 million net increase in overall sales volume.  These increases for the nine-month period were partially offset by a $1.1 million decrease resulting from the consolidation and downsizing of certain manufacturing facilities.

Europe

Sales in Europe decreased $10.0 million for the third quarter of 2003 compared to the same period of 2002. This net decrease includes a $11.1 million decrease in sales volumes from systems integration customers, and a $1.0 million decrease resulting from the closing of the Cork, Ireland facility.  These decreases were partially offset by a $2.1 million net increase in overall sales volume. Sales in Europe decreased $13.9 million for the nine months ended September 30, 2003 compared to the same period of 2002. This net decrease includes a $35.0 million decrease in sales volumes from systems integration customers and a $3.6 million decrease resulting from the closing of the Cork, Ireland facility.  These decreases were partially offset by a $15.5 million increase in European sales resulting from the Leicester, England facility acquired in July 2002 and a $9.2 million net increase in overall sales volume.

Asia

Sales in Asia increased by $25.4 million for the third quarter of 2003 compared to the same period of 2002. This net increase includes a $21.4 million increase due to sales by the Thailand facility acquired in July 2002 and new programs that have been added to the Thailand facility since the acquisition and a $4.4 million increase in sales volumes from systems integration customers.  These increases were partially offset by a $0.4 million net decrease in overall sales volume. Sales in Asia increased by $128.2 million for the nine-months ended September 30, 2003 compared to the same period of 2002. This net increase includes a $120.5 million increase due to sales by the Thailand facility acquired in July 2002 and new programs that have been added to the Thailand facility since the acquisition and a $8.2 million increase in sales volumes from systems integration customers.  These increases were partially offset by a $0.5 million net decrease in overall sales volume.

Gross Profit

Gross profit increased 13.7% to $37.0 million for the third quarter of 2003 from $32.5 million in the same quarter of 2002. Gross profit as a percentage of sales for the three months ended September 30, 2002 and 2003, respectively, increased from 7.6% to 8.1%. Gross profit increased 24.2% to $109.5 million in the first nine months of 2003 from $88.2 million in the same period of 2002. Gross profit as a percentage of sales for the nine months ended September 30, 2002 and 2003, respectively, increased from 7.6% to 8.1%. The increase in gross profit was a result of the combined effect of fluctuations in capacity utilization, higher sales volumes, changes in product mix, favorable component market conditions, cost reductions, and efforts to integrate recent acquisitions. The combined effect of these factors, which are continually changing and are interrelated, make it impracticable to determine with precision the separate effect of each factor. We expect that a number of high volume programs serving customers in price sensitive markets will remain subject to competitive restraints on the margin that may be realized from these programs and that these restraints will exert downward pressure on our margins in the near future. For the foreseeable future, our gross margin is expected to depend primarily on the length and severity of the general slowdown in the technology marketplaces, facility utilization, product mix, start-up of new programs, pricing within the electronics industry, and the integration of acquisitions. The gross margins at each facility and for Benchmark as a whole are expected to continue to fluctuate.

The third quarter 2003 and 2002 gross profit includes charges taken related to reserves for excess and obsolete inventory. During the third quarter of 2003 and 2002, $0.3 million and $4.9 million, respectively, of additional inventory reserves were recorded, and $1.2 million and $0.8 million, respectively, of inventory was written-off.  These charges and write-offs were related to inventory written down to the lower of cost (principally first-in, first-out method) or market, raw materials held specific to customers who were no longer in business, and changes in customer demand for inventory that resulted in excess quantities on hand.  Inventory is procured by us based on specific customer orders. Correspondingly, customer modifications to orders for inventory previously procured by us (e.g. cancellations as well as inventory that is highly customized and therefore not available for use by other customers) resulted in excess and obsolete inventory for the related customers that could not be recovered through put back to vendors or the specific customer concerned.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $16.3 million and $17.3 million in the third quarter of 2003 and 2002, respectively. The decrease in selling, general and administrative expenses resulted from savings generated by facility consolidation and downsizing.  Selling, general and administrative expenses as a percentage of sales decreased from 4.0% for the third quarter of 2002 to 3.6% for the third quarter of 2003. The decrease in selling, general and administrative expenses as a percentage of sales is primarily associated with the increase in sales and also reflects the impact of the facility consolidation and downsizing. Selling, general and administrative expenses were $49.2 million and $47.6 million in the first nine months of 2003 and 2002, respectively. The increase in selling, general and administrative expenses was partially due to those expenses related to the acquired facilities that were included for the full nine months in 2003 and only from July in 2002. Other increases were related to merger and acquisition activities, start-up activities for our greenfield operation in Suzhou, China and other volume related expenses.  Selling, general and administrative expenses as a percentage of sales decreased from 4.1% for the first nine months of 2002 to 3.6% for the first nine months of 2003.  The decrease in selling, general and administrative expenses as a percentage of sales reflects the increase in sales and the impact of facility consolidation and downsizing.

Contract Settlement

During the first quarter of 2003, we settled and released various claims arising out of customer manufacturing agreements. In connection with the settlement of these claims, we recorded a non-cash gain totaling $8.1 million.

Interest Expense

Interest expense for the three and nine-month periods ended September 30, 2003 and 2002 was $2.0 million and $6.9 million, respectively, compared to $2.9 million and $8.6 million, respectively.  The decrease is primarily due to reductions in interest rates and repayments of outstanding debt, and to a lesser extent the conversion of the 6% Convertible Subordinated Notes to common stock in September 2003.

Income Tax Expense

Income tax expense of approximately $21.1 million represented an effective tax rate of 33.4% for the nine months ended September 30, 2003, compared with an effective tax rate of 35.6% for the same period in 2002.  The decrease in the effective tax rate is primarily due to the higher estimated income before income taxes for 2003 in lower tax jurisdictions as compared to 2002. During the fourth quarter of 2003, we will be closing our Scotland facility.  Benchmark may realize certain tax benefits as a result of this closure that would further reduce the effective tax rate.

Net Income

We reported net income for the three and nine-month periods ended September 30, 2003 of approximately $12.9 million and $42.0 million, or diluted earnings of $0.32 and $1.08 per share, compared with $9.6 million and $23.2 million, or diluted earnings of $0.26 per share and $0.66 per share, for the same periods of 2002. The increases of $3.3 million and $18.8 million during the three and nine-month periods ended September 30, 2003 were due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our growth and operations through funds generated from operations, proceeds from the sale of our securities and funds borrowed under our credit facilities.

Cash provided by operating activities was $41.8 million and $136.5 million for the nine months ended September 30, 2003 and 2002, respectively. The cash provided by operations during the first nine months of 2003 was primarily the result of increases in accounts payable offset by increases in accounts receivable, inventories and decreases in accrued liabilities.  Our accounts receivable at September 30, 2003 increased $19.8 million and inventories increased $9.3 million as compared to their levels at December 31, 2002. We expect continued increases in accounts receivable and inventories in the near term to support the anticipated growth in sales. We are continuing the practice of purchasing components only after customer orders are received, which mitigates, but does not eliminate, the risk of loss on inventories. During the nine months ended September 30, 2003 and 2002, our gross profit was adversely affected by additional reserves of $6.6 million and $8.0 million, respectively, for excess and obsolete inventory that could not be put back to vendors or customers. Supplies of electronic components and other materials used in operations are subject to industry-wide shortages. In certain instances, suppliers may allocate quantities to us based on availability rather than our demand.

Cash used in investing activities was $9.0 million and $41.8 million for the nine months ended September 30, 2003 and 2002, respectively. Net capital expenditures of $8.4 million for the nine months ended September 30, 2003 were primarily for additions to our manufacturing production equipment. On July 29, 2002, we acquired the Thailand and UK operations for $36.2 million, net of cash acquired.

Cash (used in) provided by financing activities was $(18.7) million and $89.4 million for the nine months ended September 30, 2003 and 2002, respectively. During the first nine months of 2003, we made principal payments on other long-term debt totaling $30.4 million and received $11.8 million from the exercise of stock options and the purchase of common stock under our employee stock purchase plan. On April 15, 2002, we completed the public offering of 6,468,750 shares of our common stock for net proceeds of approximately $110.3 million.

Principal on our term loan is payable in quarterly installments of $5.5 million during 2003 with the final three installments of $7.0 million due on the last day of March, June and September 2004.

We have a $175 million revolving line of credit facility with a syndicate of commercial banks. We are entitled to borrow under the revolving credit facility up to the lesser of $175 million or the sum of 75% of our eligible accounts receivable, 45% of our eligible inventories and 50% of our eligible fixed assets. Interest on the revolving credit facility and the term loan is payable quarterly, at our option, at either the bank’s Eurodollar rate plus 1.25% to 3.00% or its prime rate plus 0.00% to 1.75%, based upon our debt ratio as specified in the agreement. A commitment fee of 0.375% to 0.500% per annum on the unused portion of the revolving credit facility is payable quarterly in arrears. The revolving credit facility matures on September 30, 2004. As of September 30, 2003, we had no borrowings outstanding under the revolving credit facility, $0.4 million in outstanding letters of credit and $174.6 million was available for future borrowings.

The term loan and the revolving credit facility are secured by our domestic inventory and accounts receivable, 100% of the stock of our domestic subsidiaries, and 65% of the voting capital stock of each direct foreign subsidiary and substantially all of our and our domestic subsidiaries’ other tangible and intangible assets. The term loan and revolving credit facility contain customary financial covenants as to working capital, interest coverage, debt leverage, fixed charges, and consolidated net worth, and restricts our ability to incur additional debt, pay dividends, sell assets, and to merge or consolidate with other persons, without the consent of the banks.  At September 30, 2003, we were in compliance with all such restrictions.

Our Thailand subsidiary has a Credit Agreement with Thai Farmers Bank Public Company Limited and Bank of Ayudhya Public Company Limited (the Thai Credit Agreement). The Thai Credit Agreement provides that the lenders will make available to our Thailand subsidiary up to approximately $53.5 million in revolving loans, term loans and machinery loans for a term of five years through September 2006. On April 1, 2003, our Thailand subsidiary repaid all amounts outstanding under the Thai Credit Agreement.   The Thai Credit Agreement is secured by land, buildings and machinery in Thailand.  In addition, the Thai Credit Agreement provides for approximately $1.4 million (60.0 million Thai baht) in working capital availability. At September 30, 2003, our Thailand subsidiary had no working capital borrowings outstanding.

During the third quarter, we called our outstanding 6% Convertible Subordinated Notes due August 15, 2006 (the Notes) for redemption.  All of the Notes were converted, at the holders’ option, into approximately three million shares of our common stock on September 5, 2003, net of related interest and deferred financing costs.

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

A substantial percentage of our sales have been made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us.  During the nine months ended September 30, 2003, our two largest customers each represented in excess of 10% of our sales and together represented 58.2% of our sales, with one customer exceeding 40%.  Our future sales are dependent on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. As we ramp new programs and the new programs mature, we expect the percentage of sales to our two largest customers to decline. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on us.

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

We structure our agreements with customers to mitigate our risks related to obsolete or unsold inventory. However, enforcement of these contracts may result in material expense and delay in payment for inventory. If any of our significant customers become unable or unwilling to purchase such inventory, our business may be materially harmed. During the first nine months of 2003 and 2002, our gross profit was adversely affected by the write-down of $6.6 million and $8.0 million, respectively, in excess and obsolete inventory that could not be put back to vendors or customers.

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

Long-term purchase commitments are unusual in our business and cancellations, reductions or delays in customer orders would affect our profitability.

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

During periods of recession in the electronics industry, our competitive advantages in the areas of quick turnaround manufacturing and responsive customer service may be of reduced importance to electronics OEMs, who may become more price sensitive. We may also be at a competitive disadvantage with respect to price when compared to manufacturers with lower cost structures, particularly those with a greater number of offshore facilities located where labor and other costs are lower.

We experience intense competition, which is expected to intensify further as more companies enter markets in which we operate, as existing competitors expand capacity and as the industry consolidates. To compete effectively, we must continue to provide technologically advanced manufacturing services, maintain strict quality standards, respond flexibly and rapidly to customers’ design and schedule changes and deliver products globally on a reliable basis at competitive prices. Our inability to do so could have an adverse effect on us.

We may be affected by consolidation in the electronics industry.

As a result of the current economic climate, consolidation in the electronics industry may increase. Consolidation in the electronics industry could result in an increase in excess manufacturing capacity as companies seek to close plants or take other steps to increase efficiencies and realize synergies of mergers. The availability of excess manufacturing capacity could create increased pricing and competitive pressures for the electronics manufacturing services industry as a whole and Benchmark in particular. In addition, consolidation could also result in an increasing number of very large electronics companies offering products in multiple sectors of the electronics industry. The growth of these large companies, with significant purchasing and marketing power, could also result in increased pricing and competitive pressures for us.  Accordingly, industry consolidation could harm our business.

Our international operations may be subject to certain risks.

We currently operate outside the United States in Brazil, China, Ireland, Mexico, Singapore, Thailand and the United Kingdom. During the nine months ended September 30, 2003 and 2002, 25.8% and 19.8%, respectively, of our sales were from our international operations. These international operations may be subject to a number of risks, including:

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

We could incur a significant amount of debt in the future.

Although at September 30, 2003, our debt to total capitalization ratio was 4%, we have the ability to borrow approximately $229.5 million under our Revolving Credit Facility and the Thai Credit Agreement.  In addition, we could incur additional indebtedness in the future in the form of bank loans, notes or convertible securities.  An increase in the level of our indebtedness, among other things, could:

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

We have exposure to interest rate risk under our variable rate revolving credit and term loan facilities. These facilities are based on the spread over the bank’s Eurodollar rate or its prime rate. We currently have an interest rate swap transaction agreement for a notional amount of $13.3 million under which we pay a fixed rate of interest of 6.63%, plus 1.25% to 3.00% based upon our debt ratio as specified in the debt agreement, hedging against the variable interest rates charged by the term loan. The receive rate under the swap is based on LIBOR. The interest rate swap expires at December 31, 2003.

We are involved in legal proceedings related to the Avex acquisition and a patent infringement lawsuit. An unfavorable decision in any of these proceedings could have a material adverse effect on us.

Benchmark filed a lawsuit against J.M. Huber Corporation (the Seller) in the United States District Court for the Southern District of Texas for breach of contract, fraud and negligent misrepresentation on December 14, 1999.  We are seeking an unspecified amount of damages in connection with the Amended and Restated Stock Purchase Agreement dated August 12, 1999 between the parties, whereby we acquired all of the stock of AVEX Electronics, Inc. from Seller.  On January 5, 2000, Seller filed suit in the United States District Court for the Southern District of New York alleging that Benchmark failed to comply with certain obligations under the contract requiring us to register shares of our common stock issued to Seller as partial consideration for the acquisition.  Seller’s suit has been consolidated with the Company’s suit in the United States District Court for the Southern District of Texas (the Court). On March 18, 2002, the Court entered an interlocutory judgment denying our claims against Seller, but preserving Seller’s counterclaims against Benchmark. On May 1, 2002, the Court entered a final judgment dismissing without prejudice the claims and counterclaims of Seller.  On May 29, 2002, we filed a notice of appeal of the Court’s final judgment to the Fifth Circuit Court of Appeals (the Fifth Circuit).  On August 20, 2003, the Fifth Circuit vacated the Court’s judgment and remanded the case back to the Court for further proceedings consistent with the Fifth Circuit’s written opinion. On September 2, 2003, Seller filed a Petition for Rehearing En Banc with the Fifth Circuit.  On September 12, 2003, we filed our response to Seller’s Petition for Rehearing En Banc.  We intend to vigorously pursue our claims against Seller and defend against Seller’s allegations.

On April 14, 2000, Benchmark, along with numerous other companies, was named as a defendant in a lawsuit filed in the United States District Court for the District of Arizona by the Lemelson Medical, Education & Research Foundation (the Foundation).  The lawsuit alleges that we have infringed certain of the Foundation’s patents relating to machine vision and bar code technology utilized in machines Benchmark has purchased.  On November 2, 2000, we filed an Answer, Affirmative Defenses, and a Motion to Stay based upon Declaratory Judgment Actions filed by Cognex and Symbol, manufacturers of the equipment at issue.  On March 29, 2001, the Court granted the defendants’ Motion to Stay and ordered that the lawsuit be stayed pending the entry of a final non-appealable judgement in the cases filed by Cognex and Symbol (the Symbol/Cognex case).  The bench trial for the Symbol/Cognex case began on November 18, 2002 and concluded on January 17, 2003.  The post-trial briefings of the parties in the Symbol/Cognex case were filed with the trial court on June 30, 2003.  The decision of the trial court on the Symbol/Cognex case is expected to be issued some time before the end of 2003.  We intend to vigorously defend against such claims and pursue all rights we have against third parties.  At the present time, we are unable to reasonably estimate the possible loss, if any, associated with these matters.

Recently enacted changes in the securities laws and regulations are likely to increase our costs.

The Sarbanes-Oxley Act of 2002 that became law in July 2002 has required changes in some of our corporate governance, securities disclosure and compliance practices. In response to the requirements of that Act, the Securities and Exchange Commission and the New York Stock Exchange have promulgated new rules on a variety of subjects. Compliance with these new rules has increased our legal and financial and accounting costs, and we expect these increased costs to continue indefinitely. We also expect these developments to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be forced to accept reduced coverage or incur substantially higher costs to obtain coverage. Likewise, these developments may make it more difficult for us to attract and retain qualified members of our board of directors or qualified executive officers.

If our independent auditors are unable to provide us with the attestation of the adequacy of our internal control over financial reporting as of December 31, 2004 and future year-ends as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of your shares.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal control over financial reporting.  In addition, the public accounting firm auditing the company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal control over financial reporting. While we intend to conduct a rigorous review of our internal control over financial reporting in order to assure compliance with the Section 404 requirements, if our independent auditors interpret the Section 404 requirements and the related rules and regulations differently from us or if our independent auditors are not satisfied with our internal control over financial reporting or with the level at which it is documented, operated or reviewed, they may decline to attest to management’s assessment or issue a qualified report. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our shares to decline.

Changes to financial accounting standards may affect our reported results of operations and could result in a decrease in the value of your shares.

There has been an ongoing public debate as to whether employee stock option and employee stock purchase plan shares should be treated as a compensation expense and, if so, how to properly value such charges. If we are required to record an expense for our stock-based compensation plans using the fair value method, we would incur significant compensation charges.  Although we are currently not required to record any compensation expense using the fair value method in connection with option grants that have an exercise price at or above fair market value of our common stock and for shares issued under our employee stock purchase plan, if future laws and regulations require us to treat all stock-based compensation as a compensation expense using the fair value method our results of operations could be adversely affected.

Our business may be impacted by geopolitical events.

As a global business, we operate and have customers located in many countries. Geopolitical events such as terrorist acts may effect the overall economic environment and negatively impact the demand for our customers’ products. As a result, customer orders may be lower and our financial results may be adversely affected.

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

We currently have an interest rate swap transaction agreement for a notional amount of $13.3 million under which we pay a fixed rate of interest of 6.63%, plus 1.25% to 3.00% based upon our debt ratio as specified in the debt agreement, hedging against the variable interest rates charged by the term loan. The interest rate swap expires on December 31, 2003.  The receive rate under the swap is based on LIBOR.

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

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

Benchmark filed a lawsuit against J.M. Huber Corporation (the Seller) in the United States District Court for the Southern District of Texas for breach of contract, fraud and negligent misrepresentation on December 14, 1999.  We are seeking an unspecified amount of damages in connection with the Amended and Restated Stock Purchase Agreement dated August 12, 1999 between the parties whereby we acquired all of the stock of AVEX Electronics, Inc. from Seller.  On January 5, 2000, Seller filed suit in the United States District Court for the Southern District of New York alleging that Benchmark failed to comply with certain obligations under the contract requiring us to register shares of our common stock issued to Seller as partial consideration for the acquisition.  Seller’s suit has been consolidated with the Company’s suit in the United States District Court for the Southern District of Texas (the Court). On March 18, 2002, the Court entered an interlocutory judgment denying our claims against Seller, but preserving Seller’s counterclaims against Benchmark. On May 1, 2002, the Court entered a final judgment dismissing without prejudice the claims and counterclaims of Seller.  On May 29, 2002, we filed a notice of appeal of the Court’s final judgment to the Fifth Circuit Court of Appeals (the Fifth Circuit).  On August 20, 2003, the Fifth Circuit vacated the Court’s judgment and remanded the case back to the Court for further proceedings consistent with the Fifth Circuit’s written opinion. On September 2, 2003, Seller filed a Petition for Rehearing En Banc with the Fifth Circuit.  On September 12, 2003, we filed our response to Seller’s Petition for Rehearing En Banc.  We intend to vigorously pursue our claims against Seller and defend against Seller’s allegations.

On April 14, 2000, Benchmark, along with numerous other companies, was named as a defendant in a lawsuit filed in the United States District Court for the District of Arizona by the Lemelson Medical, Education & Research Foundation (the Foundation).  The lawsuit alleges that we have infringed certain of the Foundation’s patents relating to machine vision and bar code technology utilized in machines Benchmark has purchased.  On November 2, 2000, we filed an Answer, Affirmative Defenses, and a Motion to Stay based upon Declaratory Judgment Actions filed by Cognex and Symbol, manufacturers of the equipment at issue.  On March 29, 2001, the Court granted the defendants’ Motion to Stay and ordered that the lawsuit be stayed pending the entry of a final non-appealable judgement in the cases filed by Cognex and Symbol (the Symbol/Cognex case).  The bench trial for the Symbol/Cognex case began on November 18, 2002 and concluded on January 17, 2003.  The post-trial briefings of the parties in the Symbol/Cognex case were filed with the trial court on June 30, 2003.  The decision of the trial court on the Symbol/Cognex case is expected to be issued some time before the end of 2003.  We intend to vigorously defend against such claims and pursue all rights we have against third parties.  At the present time, we are unable to reasonably estimate the possible loss, if any, associated with these matters.

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

31.1                     Rule 13a-14(a) Certification of Chief Executive Officer

31.2                     Rule 13a-14(a) Certification of Chief Financial Officer

32.1                     Section 1350 Certification of Chief Executive Officer

32.2                     Section 1350 Certification of Chief Financial Officer

(b)               Reports on Form 8-K.

The Company filed the following Current Reports on Form 8-K during the quarter ended September 30, 2003:

Current Report on Form 8-K dated July 2, 2003 furnishing information relating to the Company’s guidance for the second quarter 2003 results.

Current Report on Form 8-K dated July 24, 2003 furnishing information relating to the Company’s second quarter 2003 results.

Current Report on Form 8-K dated September 30, 2003 furnishing information relating to the Company’s guidance for the third quarter 2003 results.

SIGNATURES

                                                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 13, 2003.

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