Form 10-K
period 2003-12-31
BENCHMARK ELECTRONICS INC
filed 2004-03-15
CIK 863436

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-10560

BENCHMARK ELECTRONICS, INC.
(Exact Name of Registrant as Specified in its Charter)

Texas (State or other Jurisdiction of Identification Number)	74-2211011 (I.R.S. Employer Incorporation or Organization)
3000 Technology Drive Angleton, Texas (Address of Principal Executive Offices)	77515 (Zip Code)
Registrant's telephone number, including area code: (979) 849-6550

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.10 per share	New York Stock Exchange, Inc.
Preferred Stock Purchase Rights	New York Stock Exchange, Inc.

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

        As of June 30, 2003, the number of outstanding shares of Common Stock was 37,054,632. As of such date, the aggregate market value of the shares of Common Stock held by non-affiliates, based on the closing price of the Common Stock on the New York Stock Exchange on such date, was approximately $738.9 million.

        As of March 9, 2004 there were 41,092,319 shares of Benchmark Electronics, Inc. Common Stock, par value $0.10 per share, outstanding.

Documents Incorporated by Reference:

(1)
Portions of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2003 (Part II Items 5-8).

(2)
Portions of the Company's Proxy Statement for the 2004 Annual Meeting of Shareholders (Part III, Items 10-13).

ii

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

General

        We are in the business of manufacturing electronics and provide our services to original equipment manufacturers (OEMs) of computers and related products for business enterprises, medical devices, industrial control equipment, testing and instrumentation products, and telecommunication equipment. The services that we provide are commonly referred to as electronics manufacturing services (EMS). We offer our customers comprehensive and integrated design and manufacturing services, from initial product design to volume production and direct order fulfillment. We also provide specialized engineering services, including product design, printed circuit board layout, prototyping and test development. We believe that we have developed strengths in the manufacturing process for large, complex, high-density printed circuit boards as well as the ability to manufacture high and low volume products in lower cost regions such as Latin and South America and Southeast Asia.

        As our customers expand internationally, they increasingly require their EMS partners to have strategic regional locations and global procurement capabilities. We believe that our global manufacturing presence of 16 facilities in eight countries increases our ability to be responsive to our customers' needs by providing accelerated time-to-market and time-to-volume production of high quality products. These capabilities should enable us to build stronger strategic relationships with our customers and to become a more integral part of their operations. Our customers face challenges in planning, procuring and managing their inventories efficiently due to fluctuations in customer demand, product design changes, short product life cycles and component price fluctuations. We employ production management systems to manage their procurement and manufacturing processes in an efficient and cost-effective manner so that, where possible, components arrive on a just-in-time, as-and-when needed basis. We are a significant purchaser of electronic components and other raw materials, and can capitalize on the economies of scale associated with our relationships with suppliers to negotiate price discounts, obtain components and other raw materials that are in short supply, and return excess components. Our expertise in supply chain management and our relationships with suppliers across the supply chain enables us to reduce our customers' cost of goods sold and inventory exposure.

        We currently operate, on approximately 2.0 million square feet, a total of 50 surface mount production lines (where electrical components are soldered directly onto printed circuit boards) at our domestic facilities in Alabama, Colorado, Minnesota, New Hampshire, Oregon, Texas, Virginia and Washington; and 55 surface mount production lines at our international facilities in Brazil, China, England, Ireland, Mexico, Singapore and Thailand.

        Our capabilities have continued to grow through acquisitions and through internal expansion. Since 1999, we have completed four acquisitions that have broadened our service offerings, diversified our customer base with leading OEMs and expanded our geographic presence. Our most recent acquisition, the July 2002 acquisition of ACT Manufacturing (Thailand) Public Company Limited and ACT Manufacturing Holdings UK Limited, provided us with additional manufacturing capacity in Thailand and England. Our October 2000 acquisition of the assets of the MSI Division of Outreach

Technologies, Inc. provided us with additional manufacturing capacity in the northeastern United States. Our August 1999 acquisition of AVEX Electronics, Inc. and Kilbride Holdings B.V. provided us with a global presence and enabled us to increase our scale of operations and expand our customer base significantly. In 1999, we also acquired certain assets from Stratus Computer Ireland, which improved our engineering capabilities, increased our manufacturing capacity and expanded our international presence.

        Additionally, we have expanded our relationships with certain customers during 2003 and added two new systems integration facilities in Loveland, Colorado and Redmond, Washington. In 2002, we opened a new printed circuit board assembly facility in Suzhou, China that began production during 2003.

        We believe our primary competitive advantages are our design, manufacturing, testing and supply chain management capabilities. We offer our customers flexible manufacturing solutions through out the life cycle of their products. These solutions provide accelerated time-to-market, time-to-volume production, and reduced production costs. As a result of working closely with our customers and responding promptly to their needs, we have become an integral part of their operations. In addition, our workforce is led by a management team that founded the Company and has an average of 22 years of industry experience.

Our Industry

        The EMS industry experienced rapid change and growth over most of the past decade as an increasing number of OEMs outsourced their manufacturing requirements. In mid-2001, the industry's revenue declined as a result of significant cut backs in its customers' production requirements, which was consistent with the overall global economic downturn. Nonetheless, OEMs have continued to turn to outsourcing in order to reduce product cost; achieve accelerated time-to-market and time-to-volume production; access advanced design and manufacturing technologies; improve inventory management and purchasing power; and reduce their capital investment in manufacturing resources. This enables OEMs to concentrate on what they believe to be their core strengths, such as new product definition, marketing and sales. Industry revenues have slowly begun to increase again over the last year as customer production requirements generally began to stabilize. We believe further growth opportunities exist for EMS providers to penetrate the worldwide electronics markets.

Our Strategy

        Our goal is to be the EMS outsourcing provider of choice to leading OEMs in the electronics industry that we perceive from time to time to offer the greatest potential for growth. To meet this goal, we have implemented the following strategies:

  •
  Maintain and Develop Close, Long-Term Relationships with Customers. Our core strategy is to maintain and establish long-term relationships with leading OEMs in expanding industries by becoming an integral part of our customers' manufacturing operations. To accomplish this, we work closely with our customers throughout the design, manufacturing and distribution process, and we offer flexible and responsive services. We believe that we develop stronger customer relationships by relying on our local management teams that respond to frequently changing customer design specifications and production requirements.

  •
  Focus on High-End Products in Growth Industries. EMS providers produce products for a wide range of OEMs in different industries that offer the greatest potential for growth, such as consumer electronics, Internet-focused businesses and information technology equipment. The product scope ranges from easy to assemble, low-cost high-volume products targeted for the consumer market to complicated state-of-the-art, mission critical electronic hardware. Similarly, OEMs' customers range from consumer-oriented companies that compete primarily on price and redesign their products every year to manufacturers of high-end telecommunications equipment and computer and related products for business enterprises that compete on technology and quality. We currently offer state-of-the-art products for industry leaders who require specialized engineering design and production services, as well as high volume manufacturing capabilities to our customer base. Our ability to offer both of these services enables us to expand our business relationships.

  •
  Deliver Complete High and Low Volume Manufacturing Solutions Globally. We believe OEMs are increasingly requiring a wide range of specialized engineering and manufacturing services from EMS providers in order to reduce their costs and accelerate their time-to-market and time-to-volume production. Building on our integrated engineering and manufacturing capabilities, we offer services from initial product design and test to final product assembly and distribution to the OEMs' customers. Our systems integration assembly and direct order fulfillment services allow our customers to reduce product cost and risk of product obsolescence by reducing their total work-in-process and finished goods inventory. These services are available at many of our manufacturing locations. We also offer our customers high volume production in low cost regions of the world, such as Brazil, China, Mexico and Thailand. These full service capabilities allow us to offer customers the flexibility to move quickly from design and initial product introduction to production and distribution. We offer our customers the opportunity to combine the benefits of low cost manufacturing (for the portions of their products or systems that can benefit from the use of these geographic areas) with the benefits and capabilities of our higher complexity support of systems integration in either Singapore, Europe or the United States.

  •
  Leverage Advanced Technological Capabilities. Our traditional strengths in the manufacturing processes for assembling large, complex high-density printed circuit boards enable us to offer customers advanced design, technology and manufacturing solutions for their primary products. We provide this engineering expertise through our design capabilities in each of our facilities, and in our design centers. We believe our capabilities help our customers improve product performance and reduce costs.

  •
  Continuing to Seek Cost Savings and Efficiency Improvements. We seek to optimize our facilities to provide cost-efficient services for our customers. We provide operations in lower cost locations, including Latin and South America, China and Southeast Asia, and we plan to expand our presence in these lower cost locations, as appropriate to meet the needs of our customers.

  •
  Continue Our Global Expansion. A network of strategically positioned facilities can reduce costs, simplify and shorten an OEM's supply chain and reduce the time it takes to bring product to market. We are committed to pursuing geographic expansion in order to support our global customers with cost-effective and timely delivery of quality products and services worldwide. Our acquisition of facilities in Thailand and England and the opening of a facility in Suzhou, China have expanded our service scope to provide a global manufacturing solution to our customers through our 16 facilities in eight countries located in Brazil, China, England, Ireland, Mexico, Singapore, Thailand and the United States.

  •
  Selectively Pursue Strategic Acquisitions. We have completed four acquisitions since 1999 and will continue to selectively seek acquisition opportunities. Our acquisitions have enhanced our business in the following ways:

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

        Supply Chain Management.    Supply chain management consists of the planning, purchasing, expediting and warehousing of components and materials. Our inventory management and volume procurement capabilities contribute to cost reductions and reduce total cycle time. Our materials strategy is focused on leveraging our procurement volume company wide while providing local execution for maximum flexibility at the division level. In addition, our systems integration facilities have developed material processes required to support system integration operations.

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

        Testing.    We offer computer-aided testing of assembled printed circuit boards, subsystems and systems, which contributes significantly to our ability to deliver high-quality products on a consistent basis. We work with our customers to develop product-specific test strategies. Our test capabilities include manufacturing defect analysis, in-circuit tests to test the circuitry of the board and functional tests to confirm that the board or assembly operates in accordance with its final design and manufacturing specifications. We either custom design test equipment and software ourselves or use test equipment and software provided by our customers. In addition, we provide environmental stress tests of assemblies of boards or systems.

        Final System Assembly and Test.    We provide final system assembly and test in which assemblies and modules are combined to form complete, finished products. We often integrate printed circuit board assemblies manufactured by us with enclosures, electronic and mechanical subassemblies, cables and memory modules. We assemble systems to a specific customer order and we also build to standard configurations. The complex, finished products that we produce typically require extensive test protocols. Our test services include both functional and environmental tests. We also test products for conformity to applicable industry, product integrity and regulatory standards. Our test engineering expertise enables us to design functional test processes that assess critical performance elements, including hardware, software and reliability. By incorporating rigorous test processes into the manufacturing process, we can help to assure customers that their products will function as designed. We provide direct order fulfillment services shipping completed systems directly to the end consumer.

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

        Direct Order Fulfillment.    We provide direct order fulfillment for certain of our OEM customers. Direct order fulfillment involves receiving customer orders, configuring products to quickly fill the orders and delivering the products either to the OEM, a distribution channel or directly to the end customer. We manage our direct order fulfillment processes using a core set of common systems and processes that receive order information from the customer and provide comprehensive supply chain management, including procurement and production planning. These systems and processes enable us to process orders for multiple system configurations, and varying production quantities, including single units. Our direct order fulfillment services include build-to-order (BTO) and configure-to-order (CTO) capabilities. BTO involves building a system having the particular configuration ordered by the OEM customer. CTO involves configuring systems to an end customer's order. The end customer typically places this order by choosing from a variety of possible system configurations and options. We are capable of meeting a 48 to 72 hour turn-around-time for BTO and CTO by using advanced manufacturing processes. We support our direct order fulfillment services with logistics that include delivery of parts and assemblies to the final assembly site, distribution and shipment of finished systems, and processing of customer returns.

Marketing and Customers

        We market our services through a direct sales force and independent marketing representatives. In addition, our divisional and executive management teams are an integral part of our sales and marketing teams. We generally enter into supply arrangements with our customers. These arrangements, similar to purchase orders, generally govern the conduct of business between our customer and ourselves relating to, among other things, the manufacture of products which in many cases were previously produced by the customer itself. Such arrangements generally identify the specific products to be manufactured, quality and production requirements, product pricing and materials management. There can be no assurance that at any time these arrangements will remain in effect or be renewed.

        Our key customer accounts are managed by a dedicated account team, including a global account manager directly responsible for account management. Global account managers coordinate activities across divisions to effectively satisfy customer requirements and have direct access to our executive management to quickly address customer concerns. Local customer account teams further support the global teams and are linked by a comprehensive communications and information management infrastructure. In addition, our executive management, including our chief executive officer, Don Nigbor, and our president and chief operating officer, Cary Fu, are heavily involved in customer relations and devote significant attention to broadening existing, and developing new, customer relationships.

        The following table sets forth the percentages of our sales by industry for 2003, 2002 and 2001.

	2003	2002	2001
Computers & related products for business enterprises	62%	64%	44%
Telecommunication equipment	12	13	31
Industrial control equipment	12	8	9
Medical devices	8	11	7
Testing & instrumentation products	6	2	5
Video/Audio/Entertainment products	—	2	4

        A substantial percentage of our sales have been made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. During 2003, our two largest customers, Sun Microsystems, Inc. and EMC Corporation, each represented in excess of 10% of our total sales and, in the aggregate, represented 56.9% of our total sales. Sales to our largest customer, Sun Microsystems, Inc., decreased to 44.0% of our sales in 2003 from 51.2% of our sales in 2002. During 2003, the level of concentration among our top customers decreased as revenues from our remaining customer base expanded. As we ramp new programs and the new programs mature, we expect the percentage of sales to our two largest customers to decline. Sales to our customers other than our two largest customers increased to $792.4 million in 2003 from $639.4 million in 2002, an increase of $153.0 million. Our future sales are dependent on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on us.

Suppliers

        We maintain a network of suppliers of components and other materials used in our operations. We procure components when a purchase order or forecast is received from a customer and occasionally utilize components or other materials for which a supplier is the single source of supply. If any of these single source suppliers were to be unable to provide these materials, a shortage of these components could temporarily interrupt our operations and temporarily lower our profits until such time as an alternate component could be identified and qualified for use in production. Although we experience component shortages and longer lead times of various components from time to time, we have generally been able to reduce the impact of the component shortages by working with customers to reschedule deliveries, by working with suppliers to provide the needed components using just-in-time inventory programs, or by purchasing components at somewhat higher prices from distributors, rather than directly from manufacturers. In addition, by developing long-term relationships with suppliers, we have been better able to minimize the effects of component shortages than manufacturers without such relationships. These procedures reduce, but do not eliminate, our inventory risk.

Backlog

        We had a backlog of approximately $1.1 billion at December 31, 2003, as compared to the 2002 year-end backlog of $994.3 million. We believe the increase in backlog is attributable to the organic growth of our business. Although we expect to fill substantially all of our year-end backlog during 2004, we currently do not have long-term agreements with all of our customers and customer orders can be canceled, changed or delayed by customers. The timely replacement of canceled, changed or delayed orders with orders from new customers cannot be assured, nor can there be any assurance that any of our current customers will continue to utilize our services. Because of these factors, backlog is not a meaningful indicator of future financial results.

Competition

        The electronics manufacturing services we provide are available from many independent sources as well as from the in-house manufacturing capabilities of current and potential customers. Our competitors include Celestica, Inc., Flextronics International Ltd., Jabil Circuit, Inc., Sanmina-SCI Corporation and Solectron Corporation, who may be more established in the industry and have substantially greater financial, manufacturing or marketing resources than we do. We believe that the principal competitive factors in our targeted markets are engineering capabilities, product quality, flexibility, cost and timeliness in responding to design and schedule changes, reliability in meeting product delivery schedules, pricing, technological sophistication and geographic location.

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

Employees

        As of December 31, 2003, we employed 6,274 people, of whom 4,350 were engaged in manufacturing and operations, 829 in materials control and procurement, 550 in design and development, 156 in marketing and sales, and 389 in administration. None of our domestic employees are represented by a labor union. In certain international locations, our employees are represented by labor unions and by works councils. We have never experienced a strike or similar work stoppage and we believe that our employee relations are satisfactory.

Segments and International Operations

        Benchmark has 16 manufacturing facilities in the Americas, Europe, and Asia regions to serve its customers. Benchmark is operated and managed geographically and management evaluates performance and allocates Benchmark's resources on a geographic basis. We currently operate outside the United States in Brazil, China, England, Ireland, Mexico, Singapore and Thailand. During 2003 and 2002, 26.2% and 22.1%, respectively, of our sales were from our international operations. The increase in the percentage of international sales for 2003 as compared to 2002 primarily reflects the additional sales resulting from the operation of the facilities in England and Thailand that were acquired on July 29, 2002. As a result of continuous customer demand overseas, we expect foreign sales to increase. Our foreign sales and operations are subject to risk of doing business abroad, including fluctuations in the value of currency, export duties, import controls and trade barriers, including stoppages, longer payment cycles, greater difficulty in accounts receivable collection, burdens of complying with a wide variety of foreign laws and, in certain parts of the world, political instability. While, to date, these factors have not had a material adverse effect on Benchmark's results of operations, we cannot assure that there will not be an adverse impact in the future. See Note 12 of Notes to Consolidated Financial Statements for segment and geographical information.

Available Information

        Our internet address is www.bench.com. We make available free of charge through our internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the Securities and Exchange Commission. All reports we file with the SEC are also available free of charge via EDGAR through the SEC's website at www.sec.gov.

Item 2. Properties

        Benchmark currently has 16 manufacturing facilities worldwide.

        Our customers market numerous products throughout the world and therefore need to access manufacturing services on a global basis. To enhance our EMS offerings, we seek to locate our facilities either near our customers and our customers' end markets in major centers for the electronics industry or, where appropriate, in lower cost locations. Many of our plants located near customers and their end markets are focused primarily on final system assembly and test, while plants located in lower cost areas are engaged primarily in less complex component and subsystem manufacturing and assembly.

        The following chart summarizes our principal manufacturing facilities owned or leased by Benchmark and its subsidiaries:

Location	Sq. Ft.	Ownership
Angleton, Texas	109,000	Owned
Ayudhaya, Thailand	243,000	Owned
Beaverton, Oregon	77,000	Leased
Campinas, Brazil	40,000	Leased
Dublin, Ireland	104,000	Leased
Guadalajara, Mexico	150,000	Leased
Hudson, New Hampshire	262,000	Leased
Huntsville, Alabama	276,000	Owned
Huntsville, Alabama Systems Integration	144,000	Leased
Leicester, England	55,000	Leased
Loveland, Colorado	139,000	Leased
Manassas, Virginia	44,000	Leased
Redmond, Washington	79,000	Leased
Suzhou, China	115,000	Leased
Singapore	78,000	Leased
Winona, Minnesota	208,000	Leased, Owned

Total	2,123,000

        In addition, we own manufacturing facilities in Pulaski, Tennessee and Cork, Ireland with a total of 137,000 sq. ft. that are currently being held for sale. We also own facilities in East Kilbride, Scotland, Korat, Thailand, and Rangsit, Thailand with a total of 296,000 sq. ft. and lease a facility in Mountain View, California with a total of 21,000 sq. ft that are currently not in operation.

Item 3. Legal Proceedings

        Benchmark filed a lawsuit against J.M. Huber Corporation (the Seller) in the United States District Court for the Southern District of Texas for breach of contract, fraud and negligent misrepresentation on December 14, 1999. We are seeking an unspecified amount of damages in connection with the Amended and Restated Stock Purchase Agreement dated August 12, 1999 between the parties, whereby we acquired all of the stock of AVEX Electronics, Inc. from Seller. On January 5, 2000, Seller filed suit in the United States District Court for the Southern District of New York alleging that Benchmark failed to comply with certain obligations under the contract requiring us to register shares of our common stock issued to Seller as partial consideration for the acquisition. Seller's suit has been consolidated with the Company's suit in the United States District Court for the Southern District of Texas (the Court). On March 18, 2002, the Court entered an interlocutory judgment denying our claims against Seller, but preserving Seller's counterclaims against Benchmark. On May 1, 2002, the Court entered a final judgment dismissing without prejudice the claims and counterclaims of Seller. On May 29, 2002, we filed a notice of appeal of the Court's final judgment to the Fifth Circuit Court of Appeals (the Fifth Circuit). On August 20, 2003, the Fifth Circuit vacated the Court's judgment and remanded the case back to the Court for further proceedings consistent with the Fifth Circuit's written opinion. On September 2, 2003, Seller filed a Petition for Rehearing En Banc with the Fifth Circuit. On September 12, 2003, we filed our response to Seller's Petition for Rehearing En Banc. On December 19, 2003, the Fifth Circuit denied Seller's Petition for Rehearing En Banc. On January 29, 2004, we served our First Request for Production of Documents on the Seller. We intend to vigorously pursue our claims against Seller and defend against Seller's allegations. At the present time, we are unable to reasonably estimate the possible loss, if any, associated with these matters.

        On April 14, 2000, Benchmark, along with numerous other companies, was named as a defendant in a lawsuit filed in the United States District Court for the District of Arizona by the Lemelson Medical, Education & Research Foundation (Lemelson). The lawsuit alleges that we have infringed certain of Lemelson's patents relating to machine vision and bar code technology utilized in machines Benchmark has purchased. On November 2, 2000, we filed an Answer, Affirmative Defenses, and a Motion to Stay based upon Declaratory Judgment Actions filed by Cognex and Symbol, manufacturers of the equipment at issue. On March 29, 2001, the Court granted the defendants' Motion to Stay and ordered that the lawsuit be stayed pending the entry of a final non-appealable judgement in the cases filed by Cognex and Symbol (the Symbol/Cognex case). The bench trial for the Symbol/Cognex case began on November 18, 2002 and concluded on January 17, 2003. The post-trial briefings of the parties in the Symbol/Cognex case were filed with the trial court on June 30, 2003. On January 24, 2004, the trial court in the Symbol/Cognex case held that the Lemelson patents are invalid, unenforceable and were not infringed. Lemelson has announced that it intends to appeal the trial court's ruling in the Symbol/Cognex case. Resolution of the appeal in the Symbol/Cognex case is estimated to take one to three years. Lemelson's lawsuit against Benchmark is stayed pending the final non-appealable judgement in the Symbol/Cognex case. We intend to vigorously defend against such claims and pursue all rights we have against third parties. At the present time, we are unable to reasonably estimate the possible loss, if any, associated with these matters.

        Benchmark is also involved in various other legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on Benchmark's consolidated financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

        The information on page 62 of the Company's printed Annual Report to Shareholders for the fiscal year ended December 31, 2003 (the "2003 Annual Report") is incorporated herein by reference in response to this item.

Item 6. Selected Financial Data

        The information on page 63 of the 2003 Annual Report is incorporated herein by reference in response to this item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information on pages 9 through 32 of the 2003 Annual Report is incorporated herein by reference in response to this item.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        The information on pages 25 through 26 of the 2003 Annual Report is incorporated herein by reference in response to this item.

Item 8. Financial Statements and Supplementary Data

        The information on pages 33 through 63 of the 2003 Annual Report is incorporated herein by reference in response to this item.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9a. Controls And Procedures

        As of the end of the period covered by this report, the Company's management (with the participation of its chief executive officer and chief financial officer), conducted an evaluation pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that as of the end of the period covered by this report such disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the Company's chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

        There has been no change in our internal control over financial reporting that occurred during the fiscal period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

        The information under the captions "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 2004 Annual Meeting of Shareholders (the "2004 Proxy Statement"), to be filed not later than 120 days after the close of the Company's fiscal year, is incorporated herein by reference in response to this item.

Item 11. Executive Compensation

        The information under the caption "Executive Compensation and Other Matters" in the 2004 Proxy Statement, to be filed not later than 120 days after the close of the Company's fiscal year, is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

        The information under the caption "Common Stock Ownership of Certain Beneficial Owners and Management" in the 2004 Proxy Statement, to be filed not later than 120 days after the close of the Company's fiscal year, is incorporated herein by reference in response to this item. The information on page 62 of the 2003 Annual Report is incorporated herein by reference in response to this item.

Item 13. Certain Relationships and Related Transactions

        The information under the caption "Certain Transactions" in the 2004 Proxy Statement, to be filed not later than 120 days after the close of the Company's fiscal year, is incorporated herein by reference in response to this item.

Item 14. Principal Accountant Fees and Services

        The information under the caption "Audit Committee Report to Shareholders" in the 2004 Proxy Statement, to be filed not later than 120 days after the close of the Company's fiscal year, is incorporated herein by reference in response to this item.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a)
  Financial Statements, Financial Statement Schedules, and Exhibits

1.     Financial Statements of the Company

        Reference is made to the Financial Statements, the report thereon, the notes thereto and supplementary data commencing at page 33 of the 2003 Annual Report, which financial statements, report, notes and data are incorporated by reference in response to Item 8 of this report. Set forth below is a list of such Financial Statements:

  Independent Auditors' Report
  Consolidated Balance Sheets as of December 31, 2003 and 2002
  Consolidated Statements of Income (Loss) for the years ended December 31, 2003, 2002 and 2001
  Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss) for the years ended December 31, 2003, 2002 and 2001
  Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001
  Notes to Consolidated Financial Statements

2.     Financial Statement Schedule

Benchmark Electronics, Inc.

Schedule II—Valuation Accounts
(in thousands)

		Additions
	Balance at Beginning of Period	Charges to Operations	Other	Deductions	Balance at End of Period
Year ended December 31, 2003:
Allowance for doubtful accounts(1)	$5,764	6,589	(175)	5,703	6,475
Inventory obsolescence reserve(2)	$17,181	6,281	378	5,573	18,267
Year ended December 31, 2002:
Allowance for doubtful accounts(1)	$2,211	6,605	—	3,052	5,764
Inventory obsolescence reserve(2)	$9,024	13,779	—	5,622	17,181
Year ended December 31, 2001:
Allowance for doubtful accounts(1)	$4,276	2,616	—	4,681	2,211
Inventory obsolescence reserve(2)	$8,226	7,607	—	6,809	9,024

(1)
Deductions in the allowance for doubtful accounts represent write-offs, net of recoveries, of amounts determined to be uncollectible.

(2)
Deductions in the inventory obsolescence reserve represent disposals of inventory determined to be obsolete.

Independent Auditors' Report on Schedule

The Board of Directors and Shareholders
Benchmark Electronics, Inc.:

        Under date of February 5, 2004, we reported on the consolidated balance sheets of Benchmark Electronics, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income (loss), shareholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2003, as included by reference in this annual report on form 10-K for the year 2003. In connection with the audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule included in Item 15(a)2. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

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

KPMG LLP

Houston, Texas
February 5, 2004

3.     Exhibits

        Each exhibit marked with an asterisk is filed with this Annual Report on Form 10-K.

Exhibit Number		Description
2.1	—	Purchase and Sale Agreement by and among Stratus Computer Ireland, Ascend Communications Inc., BEI Electronics Ireland Limited and the Company dated January 22, 1999 (incorporated by reference herein to Exhibit 2.1 to the Company's Current Report on Form 8-K dated January 22, 1999).
2.2	—
Amended and Restated Stock Purchase Agreement dated as of August 12, 1999 by and between the Company and J. M. Huber Corporation (incorporated by reference herein to Exhibit 2 to the Company's Current Report on Form 8-K dated August 24, 1999 and filed on September 8, 1999).
2.3	—
Asset Purchase Agreement by and between Benchmark Electronics AB and Flextronics International Sweden AB (incorporated by reference herein to Exhibit 2 to the Company's Current Report on Form 8-K/A dated July 31, 2000).
2.4	—
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
10.1	*	—	Form of Indemnity Agreement between the Company and its directors and executive officers.
10.2		—	Benchmark Electronics, Inc. Stock Option Plan dated May 11, 1990 (incorporated herein by reference to Exhibit 10.12 to the Registration Statement).
10.3		—
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
10.18		—
Lease Agreement dated February 12, 2003 by and between the Company and BAE SYSTEMS Information and Electronic Systems Integration Inc. (incorporate herein by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002).
10.19		—
Sublease Agreement dated February 12, 2003 by and between the Company and BAE SYSTEMS Information and Electronic Systems Integration Inc. (incorporate herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002).
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
10.22	*	—	Lease Agreement dated March 13, 2000 by and between Laguna South Exchange LLC and Advanced Digital Information Corporation.

10.23	*	—	Assignment of Lease dated October 31, 2003 by and between Advanced Digital Information Corporation, Diversified Assets LLC and the Company.
10.24		—
Guarantee dated September 10, 1998 by the Company in favor of Kilmore Developments Limited (incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).
10.25		—
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
10.27		—
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
10.30		—
Severance Agreement between the Company and Gayla J. Delly dated January 24, 2002 (incorporated by reference from Exhibit 10.33 to Benchmark Electronics, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001).
10.31		—
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
10.32		—
ACT Manufacturing (Thailand) Public Company Limited Credit Facilities Agreement (incorporated by reference from Exhibit 10.1 to Benchmark Electronics, Inc.'s Form 10-Q dated September 30, 2002 and filed on November 14, 2002).
10.33		—
Form of Benchmark Electronics, Inc. Stock Option Plan for Non-Employee Directors (incorporated herein by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed April 15, 2002).

10.34		—
Lease Agreement dated August 19, 2002 by and between Benchmark Electronics (Suzhou) Co. Ltd. and China-Singapore Suzhou Industrial Park Land Co., Ltd. (incorporate herein by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002).
11		—	Statement regarding Computation of Per-Share Earnings (incorporated by reference to the 2003 Annual Report under "Notes to Consolidated Financial Statements, Note 1(h)—Earnings Per Share").
12	*	—	Statement regarding Computation of Ratios.
13	*	—	Benchmark Electronics, Inc. Annual Report to Shareholders for the year ended December 31, 2003.
21	*	—	Subsidiaries of Benchmark Electronics, Inc.
23	*	—
Consent of Independent Auditors concerning incorporation by reference in the Company's Registration Statements on Form S-8 (Registration No. 33-61660, No. 333-26805, No. 333-28997, No. 333-54186, No. 333-66889, No. 333-76207, No. 333-103183, and No. 333-101744) and on Form S-3 (Registration No. 333-90887, and No. 333-84488).
31.1	*	—	Section 302 Certification of Chief Executive Officer
31.2	*	—	Section 302 Certification of Chief Financial Officer
32.1	*	—	Section 1350 Certification of Chief Executive Officer
32.2	*	—	Section 1350 Certification of Chief Financial Officer

*
Filed herewith.

(b)
Reports on Form 8-K.

The Company filed the following Current Reports on Form 8-K during the quarter ended December 31, 2003:

    Current Report on Form 8-K dated October 23, 2003 furnishing information relating to the Company's third quarter 2003 results.

    Current Report on Form 8-K dated November 13, 2003 announcing the completion of the Company's 3-for-2 stock split.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BENCHMARK ELECTRONICS, INC.
By:	/s/ DONALD E. NIGBOR Donald E. Nigbor Chief Executive Officer
Date: March 12, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Name	Position	Date

/s/ DONALD E. NIGBOR Donald E. Nigbor	Chairman of the Board and Chief Executive Officer (principal executive officer)	March 12, 2004
/s/ GAYLA J. DELLY Gayla J. Delly	Chief Financial Officer (principal financial and accounting officer)	March 12, 2004
/s/ CARY T. FU Cary T. Fu	Director and President (principal operating officer)	March 12, 2004
/s/ STEVEN A. BARTON Steven A. Barton	Director and Executive Vice President	March 12, 2004
/s/ DAVID H. ARNOLD David H. Arnold	Director	March 12, 2004
/s/ JOHN W. COX John W. Cox	Director	March 12, 2004
/s/ JOHN C. CUSTER John C. Custer	Director	March 12, 2004
/s/ PETER G. DORFLINGER Peter G. Dorflinger	Director	March 12, 2004

QuickLinks

TABLE OF CONTENTS
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Shareholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9a. Controls And Procedures
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES