Form 10-Q
period 2004-03-31
BENCHMARK ELECTRONICS INC
filed 2004-05-10
CIK 863436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004.

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

As of May 7, 2004 there were 41,043,868 shares of Benchmark Electronics, Inc. Common Stock, par value $0.10 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(amounts in thousands)

	March 31, 2004	December 31, 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$301,864	$356,140
Accounts receivable, net of allowance for doubtful accounts of $6,814 and $6,475, respectively	230,755	208,810
Inventories, net	269,726	238,629
Prepaid expenses and other assets	17,176	18,215
Deferred tax asset	10,235	9,898
Total current assets	829,756	831,692
Property, plant and equipment	224,709	223,335
Accumulated depreciation	(144,576)	(138,070)
Net property, plant and equipment	80,133	85,265
Goodwill, net	113,478	113,478
Other, net	6,560	7,603
	$1,029,927	$1,038,038

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of other long-term debt	$17	$21,017
Accounts payable	265,688	268,034
Income taxes payable	22,528	18,809
Accrued liabilities	50,679	57,953
Total current liabilities	338,912	365,813
Other long-term debt, excluding current installments	7	11
Other long-term liability	2,890	2,886
Deferred tax liability	5,418	5,003
Shareholders’ equity:
Preferred shares, $0.10 par value; 5,000 shares authorized, none issued	—	—
Common shares, $0.10 par value; 85,000 shares authorized; issued – 41,111 and 40,976, respectively; outstanding – 41,037 and 40,902, respectively	4,104	4,090
Additional paid-in capital	541,122	538,522
Retained earnings	150,887	135,692
Accumulated other comprehensive loss	(13,232)	(13,798)
Less treasury shares, at cost; 74 shares	(181)	(181)
Total shareholders’ equity	682,700	664,325
Commitments and contingencies
	$1,029,927	$1,038,038

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2004	2003

Sales	$480,966	$448,470
Cost of sales	443,809	412,865
Gross profit	37,157	35,605
Selling, general and administrative expenses	15,721	16,472
Contract settlement	—	(8,108)
Income from operations	21,436	27,241
Interest expense	(765)	(2,570)
Other income	433	816
Income before income taxes	21,104	25,487
Income tax expense	5,909	8,156
Net income	$15,195	$17,331

Earnings per share (see note 1):
Basic	$0.37	$0.47
Diluted	$0.36	$0.44

Weighted average number of shares outstanding (see note 1):
Basic	40,954	36,764
Diluted	42,353	41,187

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$15,195	$17,331
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,171	7,568
Deferred income taxes	78	14
Gain on the sale of property, plant and equipment	(23)	(42)
Federal tax benefit of stock options exercised	823	1,497
Changes in operating assets and liabilities:
Accounts receivable	(21,779)	(16,579)
Inventories	(31,097)	1,449
Prepaid expenses and other assets	1,248	(944)
Accounts payable	(2,495)	17,541
Accrued liabilities	(7,362)	(14,544)
Income taxes	3,719	463
Net cash provided by (used in) operations	(34,522)	13,754

Cash flows from investing activities:
Additions to property, plant and equipment	(1,212)	(1,945)
Proceeds from the sale of property, plant and equipment	206	182
Additions to capitalized software	(136)	(105)
Net cash used in investing activities	(1,142)	(1,868)

Cash flows from financing activities:
Proceeds from stock options exercised	1,791	4,553
Principal payments on other long-term debt	(21,004)	(7,360)
Net cash used in financing activities	(19,213)	(2,807)

Effect of exchange rate changes	601	368

Net increase (decrease) in cash and cash equivalents	(54,276)	9,447
Cash and cash equivalents at beginning of year	356,140	312,576
Cash and cash equivalents at March 31	$301,864	$322,023

Supplemental disclosures of cash flow information:
Net income taxes paid	$1,266	$6,405
Interest paid	$232	$2,235

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

The condensed consolidated financial statements included herein have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC).  The financial statements reflect all normal and recurring adjustments which in the opinion of management are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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

	Three Months Ended March 31,
	2004	2003

Net income, as reported	$15,195	$17,331
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(540)	(417)
Net income, as adjusted	$14,655	$16,914

Earnings per share:
Basic, as reported	$0.37	$0.47
Basic, as adjusted	$0.36	$0.46

Diluted, as reported	$0.36	$0.44
Diluted, as adjusted	$0.35	$0.43

These adjusted results may not be indicative of the future results for the full fiscal year due to potential grants, vesting and other factors. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The assumptions used to value the option grants in the first quarter of 2003 were as follows:

2003
Expected life of options	4 years
Assumed annual forfeiture rate	21%
Volatility	55%
Risk-free interest rate	2.92%
Dividend yield	zero

There were no options granted during the quarter ended March 31, 2004.

Note 3 – Earnings Per Share

Basic earnings per share is computed using the weighted average number of shares outstanding.  Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding stock equivalents during the three months ended March 31, 2004 and 2003. Stock equivalents include common shares issuable upon the exercise of stock options and other equity instruments, and are computed using the treasury stock method.

The following table sets forth the calculation of basic and diluted earnings per share.

	Three Months Ended March 31,
	2004	2003
Numerator for basic earnings per share - net income	$15,195	$17,331
Interest expense on 6% convertible debt, net of tax	—	818
Numerator for diluted earnings per share	$15,195	$18,149

Denominator for basic earnings per share - weighted average number of common shares outstanding during the period	40,954	36,764
Incremental common shares attributable to exercise of outstanding dilutive options	1,399	1,430
Incremental common shares attributable to conversion of 6% convertible debt	—	2,993
Denominator for diluted earnings per share	42,353	41,187

Basic earnings per share	$0.37	$0.47
Diluted earnings per share	$0.36	$0.44

Options to purchase 0.5 million and 0.8 million shares of common stock for the three months ended March 31, 2004 and 2003, respectively, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common stock for the period.

Note 4 – Goodwill

Goodwill associated with each of the Company’s business segments was as follows:

	March 31, 2004	December 31, 2003

Americas	$106,803	$106,803
Europe	—	—
Asia	6,675	6,675
	$113,478	$113,478

Note 5 – Borrowing Facilities

The Company had a five-year term loan (the Term Loan) through a syndicate of commercial banks that was scheduled to mature on September 30, 2004. On January 22, 2004, the Company repaid all amounts outstanding under the Term Loan.

The Company has a $175 million revolving line of credit facility (the Revolving Credit Facility) with a syndicate of commercial banks.  The Company is entitled to borrow under the Revolving Credit Facility up to the lesser of $175 million or the sum of 75% of its eligible accounts receivable, 45% of its eligible inventories and 50% of its eligible fixed assets.  Interest on the Revolving Credit Facility is payable quarterly, at the Company’s option, at either the bank’s Eurodollar rate plus 1.25% to 3.00% or its prime rate plus 0.00% to 1.75%, based upon the Company’s debt ratio as specified in the agreement.  A commitment fee of 0.375% to 0.500% per annum on the unused portion of the Revolving Credit Facility is payable quarterly in arrears. The Revolving Credit Facility matures on September 30, 2004.  As of March 31, 2004, the Company had no borrowings outstanding under the Revolving Credit Facility, $4.3 million in outstanding letters of credit and $170.7 million was available for future borrowings.

The Term Loan and the Revolving Credit Facility (collectively the Facility) are secured by the Company’s domestic inventory and accounts receivable, 100% of the stock of the Company’s domestic subsidiaries, and 65% of the voting capital stock of each direct foreign subsidiary and substantially all of the other tangible and intangible assets of the Company and its domestic subsidiaries.  The Facility contains customary financial covenants as to working capital, interest coverage, debt leverage, fixed charges, and consolidated net worth, and restricts the ability of the Company to incur additional debt, pay dividends, sell assets, and to merge or consolidate with other persons, without the consent of the banks.  At March 31, 2004, the Company was in compliance with all such restrictions.

The Company’s Thailand subsidiary has a Credit Agreement with Thai Farmers Bank Public Company Limited and Bank of Ayudhya Public Company Limited (the Thai Credit Agreement). The Thai Credit Agreement provides that the lenders will make available to the Company’s Thailand subsidiary up to approximately $53.5 million in revolving loans, term loans and machinery loans for a term of five years through September 2006. The Thai Credit Agreement is secured by land, buildings and machinery in Thailand.  In addition, the Thai Credit Agreement provides for approximately $1.4 million (60.0 million Thai baht) in working capital availability. At March 31, 2004, the Company’s Thailand subsidiary had no borrowings outstanding.

During the third quarter of 2003, the Company called its outstanding 6% Convertible Subordinated Notes due August 15, 2006 (the Notes) for redemption.  All of the Notes were converted, at the holders’ option, into approximately 3.0 million shares of the Company’s common stock on September 5, 2003, net of related interest and deferred financing costs.

Note 6 - Inventories

Inventory costs are summarized as follows:

	March 31, 2004	December 31, 2003

Raw materials	$198,892	$166,257
Work in process	55,861	52,294
Finished goods	31,928	38,345
Obsolescence reserve	(16,955)	(18,267)
	$269,726	$238,629

Note 7 - Income Taxes

Income tax expense consists of the following:

	Three Months Ended March 31,
	2004	2003

Federal – Current	$5,052	$6,676
Foreign – Current	(623)	942
State – Current	1,402	524
Deferred	78	14
Total	$5,909	$8,156

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

The Company’s manufacturing operations in Ireland are subject to a 10% tax rate through December 2010.  Thereafter, the applicable statutory tax rate will be 12.5%. As a result of these reduced rates, income tax expense for the three month periods ended March 31, 2004 and 2003 is approximately $40 and $34, respectively, lower than the amount computed by applying the statutory tax rate of 12.5%.

Note 8 - Business Segments and Geographic Areas

The Company has 16 manufacturing facilities in the Americas, Europe and Asia to serve its customers.  The Company is operated and managed geographically. The Company’s management evaluates  performance and allocates the Company’s resources on a geographic basis. Intersegment sales are generally recorded at prices that approximate arm’s length transactions. Operating segments’ measure of profitability is based on income from operations. The accounting policies for the reportable operating segments are the same as for the Company taken as a whole.

Information about operating segments for the three months ended March 31, 2004 and 2003 was as follows:

	Three Months Ended March 31,
	2004	2003
Net sales:
Americas	$438,935	$428,776
Europe	54,883	86,396
Asia	89,755	54,456
Elimination of intersegment sales	(102,607)	(121,158)
	$480,966	$448,470

Depreciation and amortization:
Americas	$4,109	$4,729
Europe	507	690
Asia	1,492	1,210
Corporate	1,063	939
	$7,171	$7,568

Income from operations:
Americas	$20,036	$31,771
Europe	1,613	(2,475)
Asia	3,797	1,800
Corporate and intersegment eliminations	(4,010)	(3,855)
	$21,436	$27,241

Capital expenditures:
Americas	$113	$603
Europe	—	98
Asia	1,099	1,244
	$1,212	$1,945

	March 31, 2004	December 31, 2003
Total assets:
Americas	$806,595	$822,963
Europe	62,719	66,557
Asia	150,224	136,898
Corporate	10,389	11,620
	$1,029,927	$1,038,038

The following enterprise-wide information is provided in accordance with SFAS No. 131.  Geographic net sales information reflects the destination of the product shipped.  Long-lived assets information is based on the physical location of the asset.

	Three Months Ended March 31,
	2004	2003

Net sales derived from:
Printed circuit boards	$362,768	$359,780
Systems integration and box build	118,198	88,690
	$480,966	$448,470

Geographic net sales:
United States	$380,505	$344,110
Europe	78,665	87,230
Asia and other	21,796	17,130
	$480,966	$448,470

	March 31, 2004	December 31, 2003
Long-lived assets:
United States	$45,296	$50,312
Europe	7,820	8,365
Asia and other	33,577	34,191
	$86,693	$92,868

Note 9 – Comprehensive Income

Comprehensive income includes net income, the change in the cumulative translation adjustment and the effect of accounting for cash flow hedging derivatives. Comprehensive income for the three months ended March 31, 2004 and 2003 was as follows:

	Three Months Ended March 31,
	2004	2003

Net income	$15,195	$17,331
Cumulative translation adjustment	566	282
Hedge accounting for derivative financial instruments, net of tax	—	142
Comprehensive income	$15,761	$17,755

Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability of cash flows associated with variable-rate, long-term debt obligations are recognized in accumulated other comprehensive income.  These amounts subsequently are reclassified into interest expense as a yield adjustment of the hedged interest payments in the same period in which the related interest affects earnings.  For the three months ended March 31, 2003, the Company reclassified $170 into interest expense.

Note 10 – Contingencies

The Company filed a lawsuit against J.M. Huber Corporation (the Seller) in the United States District Court for the Southern District of Texas for breach of contract, fraud and negligent misrepresentation on December 14, 1999. The Company is seeking an unspecified amount of damages in connection with the Amended and Restated Stock Purchase Agreement dated August 12, 1999 between the parties whereby the Company acquired all of the stock of AVEX Electronics, Inc. from Seller.  On January 5, 2000, Seller filed suit in the United States District Court for the Southern District of New York alleging that the Company failed to comply with certain obligations under the contract requiring the Company to register shares of its common stock issued to Seller as partial consideration for the acquisition.  Seller’s suit has been consolidated with the Company’s suit in the United States District Court for the Southern District of Texas (the Court). On January 29, 2004, the Company served its First Request for Production of Documents on the Seller. On April 8, 2004, the Court held a status conference with the parties. Following such status conference, the Court issued an order instructing the parties to engage in discovery. The Company intends to vigorously pursue its claims against Seller and defend against Seller’s allegations. At the present time, the Company is unable to reasonably estimate the possible loss, if any, associated with these matters.

On April 14, 2000, the Company, along with numerous other companies, was named as a defendant in a lawsuit filed in the United States District Court for the District of Arizona by the Lemelson Medical, Education & Research Foundation (Lemelson).  The lawsuit alleges that the Company has infringed certain of Lemelson’s patents relating to machine vision and bar code technology utilized in machines the Company has purchased.  On November 2, 2000, the Company filed an Answer, Affirmative Defenses, and a Motion to Stay based upon Declaratory Judgment Actions filed by Cognex and Symbol, manufacturers of the equipment at issue.  On March 29, 2001, the Court granted the defendants’ Motion to Stay and ordered that the lawsuit be stayed pending the entry of a final non-appealable judgement in the cases filed by Cognex and Symbol (the Symbol/Cognex case).  The bench trial for the Symbol/Cognex case began on November 18, 2002 and concluded on January 17, 2003.  The post-trial briefings of the parties in the Symbol/Cognex case were filed with the trial court on June 30, 2003. On January 24, 2004, the trial court in the Symbol/Cognex case held that the Lemelson patents are invalid, unenforceable and were not infringed. Lemelson has announced that it intends to appeal the trial court’s ruling in the Symbol/Cognex case.  Resolution of the appeal in the Symbol/Cognex case is estimated to take one to three years.  Lemelson’s lawsuit against Benchmark is stayed pending the final non-appealable judgement in the Symbol/Cognex case. The Company intends to vigorously defend against such claims and pursue all rights it has against third parties.  At the present time, the Company is unable to reasonably estimate the possible loss, if any, associated with these matters.

The Company is also involved in various other legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Note 11 – Contract Settlement

During the first quarter of 2003, the Company settled and released various claims arising out of customer manufacturing agreements. In connection with the settlement of these claims, the Company recorded a non-cash gain totaling $8.1 million.

Note 12 – Impact of Recently Issued Accounting Standards

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

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46). In December 2003, the FASB issued a revision to FIN 46 to make certain technical corrections and address certain implementation issues that had arisen. FIN 46, as revised, clarifies existing accounting literature regarding the consolidation of entities in which a company holds a “controlling financial interest”. A majority voting interest in an entity has generally been considered indicative of a controlling financial interest. FIN 46 specifies other factors (variable interests) which must be considered when determining whether a company holds a controlling financial interest in, and therefore must consolidate, an entity (variable interest entities). The adoption of FIN 46 had no impact on the Company’s overall financial position and results of operations as the Company has no interest in variable interest entities.

In April 2003, the FASB issued SFAS No. 149, “Amendments of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003.  The adoption of SFAS No. 149 did not have a material impact on the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that are within the scope of the statement, which previously were often classified as equity, must now be classified as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company’s financial statements.

In December 2003, the SEC issued Staff Accounting Bulletin No. 104 (SAB 104), “Revenue Recognition.” SAB 104 supercedes SAB 101, “Revenue Recognition in Financial Statements.” The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (“the FAQ”) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company’s financial statements.

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

OVERVIEW

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

As our customers expand internationally, they increasingly require their EMS partners to have strategic regional locations and global procurement capabilities. We believe that our global manufacturing presence of 16 facilities in eight countries increases our ability to be responsive to our customers’ needs by providing accelerated time-to-market and time-to-volume production of high quality products. These capabilities should enable us to build stronger strategic relationships with our customers and to become a more integral part of their operations.  Our customers face challenges in planning, procuring and managing their inventories efficiently due to fluctuations in customer demand, product design changes, short product life cycles and component price fluctuations.  We employ production management systems to manage their procurement and manufacturing processes in an efficient and cost-effective manner so that, where possible, components arrive on a just-in-time, as-and-when needed basis.  We are a significant purchaser of electronic components and other raw materials, and can capitalize on the economies of scale associated with our relationships with suppliers to negotiate price discounts, obtain components and other raw materials that are in short supply, and return excess components.  Our expertise in supply chain management and our relationships with suppliers across the supply chain enables us to reduce our customers’ cost of goods sold and inventory exposure.

Benchmark recognizes revenue from the sale of circuit board assemblies, systems and excess inventory when the goods are shipped, title and risk of ownership have passed, the price to the buyer is fixed and determinable and recoverability is reasonably assured. To a lesser extent, revenue is also recognized from non-manufacturing services, such as product design, circuit board layout, and test development.  Service related revenues are recognized when the service is rendered and the costs related to these services are expensed as incurred.

Our cost of sales includes the cost of materials, electronic components and other materials that comprise the products we manufacture, the cost of labor and manufacturing overhead, and adjustments for excess and obsolete inventory. Our procurement of materials for production requires us to commit significant working capital to our operations and to manage the purchasing, receiving, inspection and stocking of materials. Although we bear the risk of fluctuations in the cost of materials and excess scrap, we periodically negotiate cost of materials adjustments with our customers. Revenue from each product that we manufacture includes the total of the costs of materials in that product and the cost of the labor and manufacturing overhead costs allocated to that product. Our gross margin for any product depends on the proportionate mix of the cost of materials in the product and the cost of labor and manufacturing overhead allocated to the product. We typically have the potential to realize higher gross margins on products where the proportionate level of labor and manufacturing overhead is greater. As we gain experience in manufacturing a product, we usually achieve increased efficiencies, which result in lower labor and manufacturing overhead costs for that product and higher gross margins.

Summary of Results

Sales for the first quarter of 2004 increased 7.2% to $481.0 million compared to $448.5 million for the same period of 2003. The increase in our sales reflects new program revenues from both existing and new customers.  During the first quarter of 2004, we continued to lower our dependence on our largest customers as revenues from our remaining customer base expanded. Sales to our largest customer, Sun Microsystems, Inc., decreased to 32.9% of our sales in the first quarter of 2004 from 46.8% of our sales in the first quarter of 2003. We expect such sales to further decline as a percentage of our total sales during the remainder of 2004, exiting the year in the high 20% range of total sales. Sales to our customers, other than our two largest customers, increased to $234.1 million in the first quarter of 2004 from $182.1 million in the first quarter of 2003. Our gross profit as a percentage of sales for the first quarter was down to 7.7% in 2004 from 7.9% in 2003 because of the new program ramps, new program introduction delays and changes in the program mix during the quarter.  These activities combined to impact the level of efficiency in our production and negatively impacted our gross profit.

Total debt decreased by $21.0 million during the quarter as we paid down our term loan.  We have no borrowings outstanding under our revolving credit facility or our term loan at March 31, 2004.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Our significant accounting policies are summarized in Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2003. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to allowance for doubtful accounts, inventories, deferred taxes, impairment of long-lived assets, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

Allowance for doubtful accounts

Our accounts receivable balance is recorded net of allowances for amounts not expected to be collected from our customers. Because our accounts receivable are typically unsecured, we periodically evaluate the collectibility of our accounts based on a combination of factors, including a particular customer’s ability to pay as well as the age of the receivables. To evaluate a specific customer’s ability to pay, we analyze financial statements, payment history, third-party credit analysis reports and various information or disclosures by the customer or other publicly available information. In cases where the evidence suggests a customer may not be able to satisfy its obligation to us, we set up a specific reserve in an amount we determine appropriate for the perceived risk. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance for doubtful accounts was $6.8 million and $6.5 million at March 31, 2004 and December 31, 2003, respectively.

Inventory obsolescence reserve

We purchase inventory based on forecasted demand and record inventory at the lower of cost or market. We write down our inventories for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and estimated market value based on assumptions of future demands and market conditions.  We evaluate our inventory valuation on a quarterly basis based on current and forecasted usage and the latest forecasts of product demand and production requirements from our customers. Customers frequently make changes to their forecasts, requiring us to make changes to our inventory purchases, commitments, and production scheduling and may require us to cancel open purchase commitments with our vendors. This process may lead to on-hand inventory quantities and on-order purchase commitments that are in excess of our customer’s revised needs, or parts that become obsolete before use in production. We record inventory reserves on excess and obsolete inventory.  These reserves are established on inventory which we have determined that our customers are not responsible for or on inventory that we believe our customers are unable to fulfill their obligation to ultimately purchase such inventory from us. The allowance for excess and obsolete inventory was $17.0 million and $18.3 million at March 31, 2004 and December 31, 2003, respectively. If actual market conditions are less favorable than those we projected, additional inventory write downs may be required.

Income Taxes

We estimate our income tax provision in each of the jurisdictions in which we operate, including estimating exposures related to examinations by taxing authorities. We must also make judgments regarding the ability to realize the deferred tax assets. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to subsequently determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Similarly, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would reduce income in the period such determination was made.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge would be recognized by the amount that the carrying amount of the asset exceeds the fair value of the asset.

Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss would be recognized to the extent that the carrying amount exceeds the asset’s fair value. We completed the annual impairment test during the fourth quarter of  2003 and determined that no impairment existed as of the date of the impairment test. Goodwill is measured at the reporting unit level, which we have determined to be consistent with our operating segments as defined in Note 8 – “Segment and Geographic Information,” by determining the fair values of the reporting units using a discounted cash flow model and comparing those fair values to the carrying values, including goodwill, of the reporting unit. As of March 31, 2004 and December 31, 2003, we had net goodwill of approximately $113.5 million. Circumstances that may lead to impairment of goodwill include unforeseen decreases in future performance or industry demand, and the restructuring of our operations as a result of a change in our business strategy.

RESULTS OF OPERATIONS

The following table presents the percentage relationship that certain items in our Condensed Consolidated Statements of Income bear to sales for the periods indicated. The financial information and the discussion below should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

	Three Months Ended March 31,
	2004	2003
Sales	100.0%	100.0%
Cost of sales	92.3	92.1
Gross profit	7.7	7.9
Selling, general and administrative expense	3.3	3.7
Contract settlement	0.0	(1.8)
Income from operations	4.5	6.0
Interest expense	(0.2)	(0.5)
Other income	0.1	0.2
Income before income taxes	4.4	5.7
Income tax expense	1.2	1.8
Net income	3.2%	3.9%

Sales

Sales for the first quarter of 2004 were $481.0 million, a 7.2% increase from sales of $448.5 million for the same quarter in 2003.  The increase of $32.5 million resulted from increased sales under new programs and increased activity with existing customers. $29.5 million of the increase was attributable to the operation of our systems integration facilities and $10.2 million to an overall increase in printed circuit board assembly (PCBA) sales volume.  These increases were partially offset by a decrease of $7.2 million resulting from the consolidation and downsizing of certain manufacturing facilities.

A substantial percentage of our sales have been made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. During the first quarter of 2004, our two largest customers together represented 51.3% of our sales, with one customer accounting for 32.9% of our sales. Sales to our largest customer, Sun Microsystems, Inc., decreased to 32.9% of our sales in the first quarter of 2004 from 46.8% of our sales in the first quarter of 2003. During the first quarter of 2004, the level of concentration among our top customers decreased as revenues from our remaining customer base expanded. Our future sales are dependent on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. As we ramp new programs and the new programs mature, we expect the percentage of sales to our two largest customers to decline. Sales to our customers, other than our two largest customers, increased to $234.1 million in the first quarter of 2004 from $182.1 million in the first quarter of 2003, an increase of $52.0 million. We expect sales to our largest customer to further decline as a percentage of our total sales during the remainder of 2004, exiting the year in the high 20% range of total sales. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on us.

Our manufacturing and assembly operations include printed circuit boards and subsystem assembly, box build and systems integration. Systems integration is the process of integrating subsystem and printed circuit board assemblies and, often, downloading and integrating software, to produce a fully configured product. Systems integration is a value-added service that is not separable from our overall contract manufacturing service. Sales from the operation of our systems integration facilities represented 24.6% and 19.8% of our sales for the three months ended March 31, 2004 and 2003, respectively.

We have 16 manufacturing facilities in the Americas, Europe and Asia to serve our customers. We are operated and managed geographically. See Note 8 to the Condensed Consolidated Financial Statements. Our facilities in the Americas provided 76.0% and 78.1% of net sales, respectively, during the first quarter of 2004 and 2003. Our Americas region includes facilities in Angleton, Texas, Beaverton, Oregon, Campinas, Brazil, Guadalajara, Mexico, Hudson, New Hampshire, Huntsville, Alabama, Loveland, Colorado, Manassas, Virginia, Redmond, Washington and Winona, Minnesota. There are two facilities in Huntsville, Alabama - a systems integration facility and a PCBA facility. We opened the Loveland, Colorado facility in May 2003 and the Redmond, Washington facility in November 2003.  Both of the Loveland and Redmond facilities provide systems integration services. Our facilities in Europe provided 5.6% and 9.9% of net sales, respectively, during the first three months of 2004 and 2003. Our Europe region includes facilities in Dublin, Ireland, Leicester, England and in 2003, included a facility in East Kilbride, Scotland and a facility in Cork, Ireland. The Dublin facility provides systems integration services. During the fourth quarter of 2003, we closed our East Kilbride, Scotland facility.  During the second quarter of 2003, we closed the Cork, Ireland facility.  The Cork facility was sold on April 8, 2004. Our facilities in Asia provided 18.4% and 11.9% of our net sales, respectively, during the first three months of 2004 and 2003. Our Asia region includes facilities in the Republic of Singapore, Ayudhaya, Thailand and Suzhou, China. The Singapore facility included both a systems integration and PCBA operation during 2003. During 2003, the PCBA facility in Singapore ceased operations.

Our international operations are subject to the risks of doing business abroad. These dynamics have not had a material adverse effect on our results of operations through March 31, 2004. However, we cannot assure you that there will not be an adverse impact in the future. See RISK FACTORS for factors pertaining to our international sales and fluctuations in the exchange rates of foreign currency and for further discussion of potential adverse effects in operating results associated with the risks of doing business abroad. During the first quarter of 2004 and 2003, 30.2% and 27.0%, respectively, of our sales were from our international operations.

Americas

Sales in the Americas during the quarter ended March 31, 2004 increased $15.2 million, or 4.3%, compared to the same period of 2003. This net increase included a $36.6 million increase attributable to sales under new programs and increased activity with existing systems integration customers offset by a $21.4 million net decrease in PCBA sales volume partially attributable to the impact of transferring existing customer business to our facilities in Asia.

Europe

Sales in Europe during the quarter ended March 31, 2004 decreased $17.6 million, or 39.5%, compared to the same period of 2003. This net decrease included a $8.4 million decrease in sales volumes from systems integration customers, a $7.2 million decrease in PCBA sales resulting from the closing of the East Kilbride, Scotland and Cork, Ireland facilities and a $2.0 million net decrease in overall PCBA sales volume.

Asia

Sales in Asia during the quarter ended March 31, 2004 increased $34.9 million, or 65.4%, compared to the same period of 2003. This net increase included a $1.3 million increase attributable to sales under new programs and increased activity with existing systems integration customers and a $33.6 million net increase in PCBA sales volumes partially attributable to the impact of transferring existing customer business from our facilities in the Americas.

Gross Profit

Gross profit increased 4.4% to $37.2 million for the first quarter of 2004 from $35.6 million in the same quarter of 2003. Gross profit as a percentage of sales for the three months ended March 31, 2004 and 2003, respectively, decreased to 7.7% from 7.9% because of new program ramps, new program introduction delays and a high level of mix changes during the quarter.  These activities combined to impact the level of efficiency in our production and negatively impacted our gross profit.

We expect that a number of our higher volume programs with customers will remain subject to competitive restraints on the margin that may be realized from these programs and that these restraints could exert downward pressure on our margins in the near future. For the foreseeable future, our gross margin is expected to depend primarily on facility utilization, product mix, start-up of new programs, pricing within the electronics industry, and the integration of acquisitions. The gross margins at each facility and for Benchmark as a whole are expected to continue to fluctuate. Increases in start-up costs associated with new programs and pricing within the electronics industry also could adversely impact our gross margin as they did during the first quarter of 2004.

The first quarter 2004 and 2003 gross profit includes charges (credits) related to reserves for excess and obsolete inventory. During the first quarter of 2004 and 2003, $(0.6) million and $4.0 million of additional inventory reserves were recorded, respectively. We write down our inventories for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and estimated market value based on assumptions of future demands and market conditions. Customers frequently make changes to their forecasts, requiring us to make changes to our inventory purchases, commitments, and production scheduling and may require us to cancel open purchase commitments with our vendors. This process may lead to on-hand inventory quantities and on-order purchase commitments that are in excess of our customer’s revised needs, or parts that become obsolete before use in production. We record inventory reserves on excess and obsolete inventory.  These reserves are established on inventory which we have determined that our customers are not responsible for or on inventory that we believe our customers are unable to fulfill their obligation to ultimately purchase such inventory from us.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $15.7 million and $16.5 million in the first quarter of 2004 and 2003, respectively. The decrease in selling, general and administrative expenses resulted from savings generated by facility consolidation and downsizing.  Selling, general and administrative expenses as a percentage of sales decreased from 3.7% for the first quarter of 2003 to 3.3% for the first quarter of 2004. The decrease in selling, general and administrative expenses as a percentage of sales is primarily associated with the increase in sales and also reflects the impact of the facility consolidation and downsizing.

The charge to operations for bad debt allowance declined to $0.8 million in the first quarter of 2004 from $2.3 million in the first quarter of 2003 as a result of the improvement in the financial condition of a number of our customers.

Contract Settlement

During the first quarter of 2003, we settled and released various claims arising out of customer manufacturing agreements. In connection with the settlement of these claims, we recorded a non-cash gain totaling $8.1 million.

Interest Expense

Interest expense was approximately $0.8 million and $2.6 million, respectively, for the first quarter of 2004 and 2003. The decrease is primarily due to repayments of outstanding debt and to the conversion of our 6% Convertible Subordinated Notes to common stock in September 2003. See Note 5 to the Condensed Consolidated Financial Statements.

Income Tax Expense

Income tax expense of $5.9 million represented an effective tax rate of 28.0% for the quarter ended March 31, 2004, compared with $8.2 million at an effective tax rate of 32.0% for the same period in 2003. The decrease in the effective tax rate is primarily due to higher estimated income tax benefits for 2004 in foreign tax jurisdictions as compared to 2003. See Note 7 to the Condensed Consolidated Financial Statements.

Net Income

We reported net income for the three months ended March 31, 2004 of approximately $15.2 million, or diluted earnings of $0.36 per share, compared with $17.3 million, or diluted earnings of $0.44 per share, for the same period of 2003. The decrease of $2.1 million during the three months ended March 31, 2004 was due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our growth and operations through funds generated from operations, proceeds from the sale of our securities and funds borrowed under our credit facilities. Cash and cash equivalents decreased to $301.9 million at March 31, 2004 from $356.1 million at December 31, 2003.

Cash used in operating activities was $34.5 million in the first three months of 2004.  The cash used in operations during the first quarter of 2004 consisted primarily of $15.2 million of net income adjusted for $7.2 million of depreciation and amortization, offset by $2.5 million decrease in accounts payable, $21.8 million increase in accounts receivable and $31.1 million increase in inventories. Working capital was $490.8 million at March 31, 2004 and $465.9 million at December 31, 2003.  Our days sales outstanding of 43 days and our inventory turns of 6.6 times reflect the impact of the level of new program activities, mix changes, as well as the back end loading of the quarter demand by our customers.

We expect increases in accounts receivable and inventories to support the anticipated growth in sales. We are continuing the practice of purchasing components only after customer orders are received, which mitigates, but does not eliminate the risk of loss on inventories. Supplies of electronic components and other materials used in operations are subject to industry-wide shortages. In certain instances, suppliers may allocate available quantities to us. We did not experience shortages of electronic components and other material supplies during the reporting period. If shortages of these components and other material supplies used in operations occur, vendors may not ship the quantities we need for production and we may be forced to delay shipments, which would increase backorders.

Cash used in investing activities was $1.1 million for the three months ended March 31, 2004. Capital expenditures of $1.2 million were primarily concentrated in manufacturing production equipment in Asia.

Cash used in financing activities was $19.2 million for the three months ended March 31, 2004. During the first quarter of 2004, we made principal payments on our term loan of $21.0 million which repaid the loan in full and received $1.8 million from the exercise of stock options. See Note 5 to the Condensed Consolidated Financial Statements.

We have a $175 million revolving line of credit facility with a syndicate of commercial banks. We are entitled to borrow under the revolving credit facility up to the lesser of $175 million or the sum of 75% of our eligible accounts receivable, 45% of our eligible inventories and 50% of our eligible fixed assets. Interest on the revolving credit facility and the term loan is payable quarterly, at our option, at either the bank’s Eurodollar rate plus 1.25% to 3.00% or its prime rate plus 0.00% to 1.75%, based upon our debt ratio as specified in the agreement. A commitment fee of 0.375% to 0.500% per annum on the unused portion of the revolving credit facility is payable quarterly in arrears. The revolving credit facility matures on September 30, 2004. As of March 31, 2004, we had no borrowings outstanding under the revolving credit facility, $4.3 million outstanding letters of credit and $170.7 million was available for future borrowings.

The term loan and the revolving credit facility are secured by our domestic inventory and accounts receivable, 100% of the stock of our domestic subsidiaries, and 65% of the voting capital stock of each direct foreign subsidiary and substantially all of our and our domestic subsidiaries’ other tangible and intangible assets. The term loan and revolving credit facility contain customary financial covenants as to working capital, interest coverage, debt leverage, fixed charges, and consolidated net worth, and restricts our ability to incur additional debt, pay dividends, sell assets and to merge or consolidate with other persons without the consent of the bank. At March 31, 2004, we were in compliance with all such restrictions.

Our Thailand subsidiary has a Credit Agreement with Thai Farmers Bank Public Company Limited and Bank of Ayudhya Public Company Limited (the Thai Credit Agreement). The Thai Credit Agreement provides that the lenders will make available to our Thailand subsidiary up to approximately $53.5 million in revolving loans, term loans and machinery loans for a term of five years through September 2006. On April 1, 2003, our Thailand subsidiary repaid all amounts outstanding under the Thai Credit Agreement. The Thai Credit Agreement is secured by land, buildings and machinery in Thailand. In addition, the Thai Credit Agreement provides for approximately $1.4 million (60.0 million Thai baht) in working capital availability. At March 31, 2004, our Thailand subsidiary had no working capital borrowings outstanding.

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

At March 31, 2004, we had cash and cash equivalents totaling $301.9 million, total long-term debt of $24 thousand and $170.7 million available for borrowings under our revolving credit facility. We currently believe that during the next twelve months, our capital expenditures will be approximately $40 million. Management believes that our existing cash balances and funds generated from operations will be sufficient to permit us to meet our liquidity requirements over the next twelve months. Management further believes that our ongoing cash flows from operations and our existing revolving credit facility will enable us to meet future operating cash requirements in future years. Should we desire to consummate significant acquisition opportunities, our capital needs would increase and could possibly result in our need to increase available borrowings under our revolving credit facility or access public or private debt and equity markets. There can be no assurance, however, that we would be successful in raising additional debt or equity on terms that we would consider acceptable.

RISK FACTORS

The loss of a major customer would adversely affect us.

A substantial percentage of our sales have been made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. During the first quarter of 2004, our two largest customers together represented 51.3% of our sales, with one customer accounting for 32.9% of our sales. Our future sales are dependent on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. As we ramp new programs and the new programs mature, we expect the percentage of sales to our two largest customers to decline. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on us.

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

In cases where the evidence suggests a customer may not be able to satisfy its obligation to us, we set up reserves in an amount we determine appropriate for the perceived risk. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional receivable and inventory reserves may be required.

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

We currently operate outside the United States in Brazil, China, England, Ireland, Mexico, Singapore and Thailand. During the first quarter of 2004 and 2003, 30.2% and 27.0%, respectively, of our sales were from our international operations. These international operations may be subject to a number of risks, including:

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

In addition, several of the countries where we operate have emerging or developing economies, which may be subject to greater currency volatility, negative growth, high inflation, limited availability of foreign exchange and other risks. These factors may harm our results of operations, and any measures that we may implement to reduce the effect of volatile currencies and other risks of our international operations may not be effective. In our experience, entry into new international markets requires considerable management time as well as start-up expenses for market development, hiring and establishing office facilities before any significant revenues are generated. As a result, initial operations in a new market may operate at low margins or may be unprofitable.

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

We have the ability to borrow approximately $225.6 million under our Revolving Credit Facility and the Thai Credit Agreement.  In addition, we could incur additional indebtedness in the future in the form of bank loans, notes or convertible securities.  An increase in the level of our indebtedness, among other things, could:

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

We have exposure to interest rate risk under our variable rate revolving credit and term loan facilities to the extent we incur additional indebtedness. These facilities interest rates are based on the spread over the bank’s Eurodollar rate or its prime rate.

We are involved in legal proceedings related to the Avex acquisition and a patent infringement lawsuit. An unfavorable decision in any of these proceedings could have a material adverse effect on us.

Benchmark filed a lawsuit against J.M. Huber Corporation (the Seller) in the United States District Court for the Southern District of Texas for breach of contract, fraud and negligent misrepresentation on December 14, 1999.  We are seeking an unspecified amount of damages in connection with the Amended and Restated Stock Purchase Agreement dated August 12, 1999 between the parties, whereby we acquired all of the stock of AVEX Electronics, Inc. from Seller.  On January 5, 2000, Seller filed suit in the United States District Court for the Southern District of New York alleging that Benchmark failed to comply with certain obligations under the contract requiring us to register shares of our common stock issued to Seller as partial consideration for the acquisition.  Seller’s suit has been consolidated with the Company’s suit in the United States District Court for the Southern District of Texas (the Court).  On January 29, 2004, we served our First Request for Production of Documents on the Seller. On April 8, 2004, the Court held a status conference with the parties. Following such status conference, the Court issued an order instructing the parties to engage in discovery. We intend to vigorously pursue our claims against Seller and defend against Seller’s allegations. At the present time, we are unable to reasonably estimate the possible loss, if any, associated with these matters.

On April 14, 2000, Benchmark, along with numerous other companies, was named as a defendant in a lawsuit filed in the United States District Court for the District of Arizona by the Lemelson Medical, Education & Research Foundation (Lemelson).  The lawsuit alleges that we have infringed certain of Lemelson’s patents relating to machine vision and bar code technology utilized in machines Benchmark has purchased.  On November 2, 2000, we filed an Answer, Affirmative Defenses, and a Motion to Stay based upon Declaratory Judgment Actions filed by Cognex and Symbol, manufacturers of the equipment at issue.  On March 29, 2001, the Court granted the defendants’ Motion to Stay and ordered that the lawsuit be stayed pending the entry of a final non-appealable judgement in the cases filed by Cognex and Symbol (the Symbol/Cognex case).  The bench trial for the Symbol/Cognex case began on November 18, 2002 and concluded on January 17, 2003.  The post-trial briefings of the parties in the Symbol/Cognex case were filed with the trial court on June 30, 2003. On January 24, 2004, the trial court in the Symbol/Cognex case held that the Lemelson patents are invalid, unenforceable and were not infringed. Lemelson has announced that it intends to appeal the trial court’s ruling in the Symbol/Cognex case.  Resolution of the appeal in the Symbol/Cognex case is estimated to take one to three years.  Lemelson’s lawsuit against Benchmark is stayed pending the final non-appealable judgement in the Symbol/Cognex case. We intend to vigorously defend against such claims and pursue all rights we have against third parties.  At the present time, we are unable to reasonably estimate the possible loss, if any, associated with these matters.

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

There has been an ongoing public debate as to whether employee stock option and employee stock purchase plan shares should be treated as a compensation expense and, if so, how to properly value such charges. The FASB recently published proposed amendments to financial accounting standards that would require that awards under such plans be treated as compensation expense using the fair value method. If we are required to record an expense for our stock-based compensation plans using the fair value method, we would incur significant compensation charges. Although we are currently not required to record any compensation expense using the fair value method in connection with option grants that have an exercise price at or above fair market value of our common stock and for shares issued under our employee stock purchase plan, if future laws and regulations require us to treat all stock-based compensation as a compensation expense using the fair value method our results of operations could be adversely affected.

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

•                  Inflationary economies or currencies; and

•                  Economic and political instability.

We do not use derivative financial instruments for speculative purposes. Our practice is to maintain a hedged position for certain significant transaction exposures. These exposures are primarily, but not limited to, vendor payments and inter-company balances in currencies other than the currency in which our foreign operation primarily generates and expends cash. Our international operations in some instances operate in a natural hedge because both operating expenses and a portion of sales are denominated in local currency. In the future, significant transactions involving our international operations may cause us to consider engaging in hedging transactions to attempt to mitigate our exposure to fluctuations in foreign exchange rates.  As of March 31, 2004, we did not have any foreign currency hedges.  Our sales are substantially denominated in U.S. dollars.  Our primary foreign currency cash flows are generated in certain European countries and Brazil.

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

Our management, including our CEO and CFO, does not expect that our disclosure controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Exhibits 31.1 and 31.2 are the Certifications of the CEO and the CFO, respectively. The Certifications are required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

Benchmark filed a lawsuit against J.M. Huber Corporation (the Seller) in the United States District Court for the Southern District of Texas for breach of contract, fraud and negligent misrepresentation on December 14, 1999. We are seeking an unspecified amount of damages in connection with the Amended and Restated Stock Purchase Agreement dated August 12, 1999 between the parties, whereby we acquired all of the stock of AVEX Electronics, Inc. from Seller. On January 5, 2000, Seller filed suit in the United States District Court for the Southern District of New York alleging that Benchmark failed to comply with certain obligations under the contract requiring us to register shares of our common stock issued to Seller as partial consideration for the acquisition.  Seller’s suit has been consolidated with the Company’s suit in the United States District Court for the Southern District of Texas (the Court). On January 29, 2004, we served our First Request for Production of Documents on the Seller. On April 8, 2004, the Court held a status conference with the parties. Following such status conference, the Court issued an order instructing the parties to engage in discovery. We intend to vigorously pursue our claims against Seller and defend against Seller’s allegations. At the present time, we are unable to reasonably estimate the possible loss, if any, associated with these matters.

On April 14, 2000, Benchmark, along with numerous other companies, was named as a defendant in a lawsuit filed in the United States District Court for the District of Arizona by the Lemelson Medical, Education & Research Foundation (Lemelson). The lawsuit alleges that we have infringed certain of Lemelson’s patents relating to machine vision and bar code technology utilized in machines Benchmark has purchased. On November 2, 2000, we filed an Answer, Affirmative Defenses, and a Motion to Stay based upon Declaratory Judgment Actions filed by Cognex and Symbol, manufacturers of the equipment at issue. On March 29, 2001, the Court granted the defendants’ Motion to Stay and ordered that the lawsuit be stayed pending the entry of a final non-appealable judgement in the cases filed by Cognex and Symbol (the Symbol/Cognex case). The bench trial for the Symbol/Cognex case began on November 18, 2002 and concluded on January 17, 2003. The post-trial briefings of the parties in the Symbol/Cognex case were filed with the trial court on June 30, 2003. On January 24, 2004, the trial court in the Symbol/Cognex case held that the Lemelson patents are invalid, unenforceable and were not infringed. Lemelson has announced that it intends to appeal the trial court’s ruling in the Symbol/Cognex case.  Resolution of the appeal in the Symbol/Cognex case is estimated to take one to three years.  Lemelson’s lawsuit against Benchmark is stayed pending the final non-appealable judgement in the Symbol/Cognex case. We intend to vigorously defend against such claims and pursue all rights we have against third parties. At the present time, we are unable to reasonably estimate the possible loss, if any, associated with these matters.

Benchmark is also involved in various other legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on Benchmark’s consolidated financial position or results of operations.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Item 6 - Exhibits and Reports on Form 8-K

(a)	Exhibits.
	31.1	Section 302 Certification of Chief Executive Officer
	31.2	Section 302 Certification of Chief Financial Officer
	32.1	Section 1350 Certification of Chief Executive Officer
	32.2	Section 1350 Certification of Chief Financial Officer

(b)	Reports on Form 8-K.
The Company filed the following Current Reports on Form 8-K during the quarter ended March 31, 2004:

Current Report on Form 8-K dated March 31, 2004 furnishing information relating to the Company’s guidance for the first quarter 2004 results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 7, 2004.

BENCHMARK ELECTRONICS, INC.
(Registrant)

By:	/s/ Donald E. Nigbor
Donald E. Nigbor
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gayla J. Delly
Gayla J. Delly
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer