Form 10-Q
period 2004-06-30
BENCHMARK ELECTRONICS INC
filed 2004-08-09
CIK 863436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☒ No ☐

As of August 5, 2004 there were 41,100,373 shares of Benchmark Electronics, Inc. Common Stock, par value $0.10 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(amounts in thousands)

	June 30, 2004	December 31, 2003
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$311,748	$356,140
Accounts receivable, net of allowance for doubtful accounts of $6,855 and $6,475, respectively	230,754	208,810
Inventories, net	277,105	238,629
Prepaid expenses and other assets	20,164	18,215
Deferred tax asset	10,065	9,898
Total current assets	849,836	831,692
Property, plant and equipment	229,857	223,335
Accumulated depreciation	(155,617)	(138,070)
Net property, plant and equipment	74,240	85,265
Goodwill, net	113,490	113,478
Other, net	5,928	7,603
	$1,043,494	$1,038,038

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of other long-term debt	$18	$21,017
Accounts payable	252,956	268,034
Income taxes payable	26,702	18,809
Accrued liabilities	55,056	57,953
Total current liabilities	334,732	365,813
Other long-term debt, excluding current installments	2	11
Other long-term liability	2,637	2,886
Deferred tax liability	5,607	5,003
Shareholders’ equity:
Preferred shares, $0.10 par value; 5,000 shares authorized, none issued	—	—
Common shares, $0.10 par value; 85,000 shares authorized; issued – 41,166 and 40,976, respectively; outstanding – 41,092 and 40,902, respectively	4,109	4,090
Additional paid-in capital	542,470	538,522
Retained earnings	168,443	135,692
Accumulated other comprehensive loss	(14,325)	(13,798)
Less treasury shares, at cost; 74 shares	(181)	(181)
Total shareholders’ equity	700,516	664,325
Commitments and contingencies
	$1,043,494	$1,038,038

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Sales	$491,392	$448,948	$972,358	$897,418
Cost of sales	453,043	412,024	896,852	824,889
Gross profit	38,349	36,924	75,506	72,529
Selling, general and administrative expenses	15,330	16,442	31,051	32,914
Contract settlement	—	—	—	(8,108)
Income from operations	23,019	20,482	44,455	47,723
Interest expense	(394)	(2,349)	(1,159)	(4,919)
Other income (expense)	1,321	(148)	1,754	668
Income before income taxes	23,946	17,985	45,050	43,472
Income tax expense	6,390	6,233	12,299	14,389
Net income	$17,556	$11,752	$32,751	$29,083

Earnings per share (see note 1):
Basic	$0.43	$0.32	$0.80	$0.79
Diluted	$0.42	$0.31	$0.77	$0.75

Weighted average number of shares outstanding (see note 1):
Basic	41,047	36,966	41,001	36,866
Diluted	42,168	41,138	42,326	41,161

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$32,751	$29,083
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	13,956	14,821
Deferred income taxes	437	164
Asset write-offs	1,417	—
Gain on the sale of property, plant and equipment	(1,364)	(55)
Accrued compensation expense	164	—
Federal tax benefit of stock options exercised	843	1,699
Changes in operating assets and liabilities:
Accounts receivable	(21,994)	(12,805)
Inventories	(38,669)	13,500
Prepaid expenses and other assets	(1,730)	(2,024)
Accounts payable	(15,141)	9,061
Accrued liabilities	(3,169)	(11,992)
Income taxes	7,893	1,389
Net cash provided by (used in) operations	(24,606)	42,841

Cash flows from investing activities:
Additions to property, plant and equipment	(3,686)	(3,899)
Proceeds from the sale of property, plant and equipment	2,259	341
Additions to capitalized software	(149)	(199)
Net cash used in investing activities	(1,576)	(3,757)

Cash flows from financing activities:
Proceeds from stock options exercised	2,039	5,247
Proceeds from employee stock purchase plan	921	688
Principal payments on other long-term debt	(21,008)	(24,527)
Net cash used in financing activities	(18,048)	(18,592)

Effect of exchange rate changes	(162)	2,595

Net increase (decrease) in cash and cash equivalents	(44,392)	23,087
Cash and cash equivalents at beginning of year	356,140	312,576
Cash and cash equivalents at June 30	$311,748	$335,663

Supplemental disclosures of cash flow information:
Net income taxes paid	$3,095	$11,308
Interest paid	$410	$3,954

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net income, as reported	$17,556	$11,752	$32,751	$29,083
Add stock-based compensation expense included in reported net income, net of related tax effects	98	—	98	—
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(802)	(601)	(1,337)	(1,018)
Net income, as adjusted	$16,852	$11,151	$31,512	$28,065

Earnings per share:
Basic, as reported	$0.43	$0.32	$0.80	$0.79
Basic, as adjusted	$0.41	$0.30	$0.77	$0.76

Diluted, as reported	$0.42	$0.31	$0.77	$0.75
Diluted, as adjusted	$0.40	$0.29	$0.74	$0.72

These adjusted results may not be indicative of the future results for the full fiscal year due to potential grants, vesting and other factors. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The assumptions used to value the option grants in the first six months of 2004 and 2003 were as follows:

	2004	2003
Expected life of options	4 to 5 years	4 to 5 years
Volatility	62%	55%
Risk-free interest rate	3.90%	2.55% to 2.92%
Dividend yield	zero	zero

Note 3 – Earnings Per Share

Basic earnings per share is computed using the weighted average number of shares outstanding.  Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding stock equivalents during the three and six months ended June 30, 2004 and 2003. Stock equivalents include common shares issuable upon the exercise of stock options and other equity instruments, and are computed using the treasury stock method.

The following table sets forth the calculation of basic and diluted earnings per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Numerator for basic earnings per share - net income	$17,556	$11,752	$32,751	$29,083
Interest expense on 6% convertible debt, net of tax	—	786	—	1,610
Numerator for diluted earnings per share	$17,556	$12,538	$32,751	$30,693

Denominator for basic earnings per share - weighted average number of common shares outstanding during the period	41,047	36,966	41,001	36,866
Incremental common shares attributable to exercise of outstanding dilutive options	1,121	1,179	1,325	1,302
Incremental common shares attributable to conversion of 6% convertible debt	—	2,993	—	2,993
Denominator for diluted earnings per share	42,168	41,138	42,326	41,161

Basic earnings per share	$0.43	$0.32	$0.80	$0.79
Diluted earnings per share	$0.42	$0.31	$0.77	$0.75

Options to purchase 0.5 million shares of common stock for the three and six months ended June 30, 2004, respectively, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common stock for the period.  Options to purchase 1.2 million and 0.9 million shares of common stock for the three and six months ended June 30, 2003, respectively, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common stock for the applicable period, and therefore, the effect would be anti-dilutive.

Note 4 – Goodwill

Goodwill associated with each of the Company’s business segments and changes in those amounts during the three and six-month periods ended June 30, 2004 were as follows:

	Americas	Europe	Asia	Total

Goodwill, March 31, 2004	$106,803	$—	$6,675	$113,478
Currency translation adjustment	12	—	—	12
Goodwill, June 30, 2004	$106,815	$—	$6,675	$113,490

Goodwill, December 31, 2003	$106,803	$—	$6,675	$113,478
Currency translation adjustment	12	—	—	12
Goodwill, June 30, 2004	$106,815	$—	$6,675	$113,490

Note 5 – Borrowing Facilities

The Company had a five-year term loan (the Term Loan) through a syndicate of commercial banks that was scheduled to mature on September 30, 2004. On January 22, 2004, the Company repaid all amounts outstanding under the Term Loan.

The Company has a $175 million revolving line of credit facility (the Revolving Credit Facility) with a syndicate of commercial banks.  The Company is entitled to borrow under the Revolving Credit Facility up to the lesser of $175 million or the sum of 75% of its eligible accounts receivable, 45% of its eligible inventories and 50% of its eligible fixed assets.  Interest on the Revolving Credit Facility is payable quarterly, at the Company’s option, at either the bank’s Eurodollar rate plus 1.25% to 3.00% or its prime rate plus 0.00% to 1.75%, based upon the Company’s debt ratio as specified in the agreement.  A commitment fee of 0.375% to 0.500% per annum on the unused portion of the Revolving Credit Facility is payable quarterly in arrears. The Revolving Credit Facility matures on September 30, 2004. Management is currently in discussions with the Company’s lenders about the possibility of extending the maturity date of the revolving line of credit facility or entering into a new credit facility at some time in the future. As of June 30, 2004, the Company had no borrowings outstanding under the Revolving Credit Facility, $4.4 million in outstanding letters of credit and $170.6 million was available for future borrowings.

The Term Loan and the Revolving Credit Facility (collectively the Facility) are secured by the Company’s domestic inventory and accounts receivable, 100% of the stock of the Company’s domestic subsidiaries, and 65% of the voting capital stock of each direct foreign subsidiary and substantially all of the other tangible and intangible assets of the Company and its domestic subsidiaries.  The Facility contains customary financial covenants as to working capital, interest coverage, debt leverage, fixed charges, and consolidated net worth, and restricts the ability of the Company to incur additional debt, pay dividends, sell assets, and to merge or consolidate with other persons, without the consent of the banks.  At June 30, 2004, the Company was in compliance with all such restrictions.

The Company’s Thailand subsidiary has a Credit Agreement with Thai Farmers Bank Public Company Limited and Bank of Ayudhya Public Company Limited (the Thai Credit Agreement). The Thai Credit Agreement provides that the lenders will make available to the Company’s Thailand subsidiary up to approximately $53.5 million in revolving loans, term loans and machinery loans for a term of five years through September 2006. The Thai Credit

Agreement is secured by land, buildings and machinery in Thailand.  In addition, the Thai Credit Agreement provides for approximately $1.4 million (60.0 million Thai baht) in working capital availability. At June 30, 2004, the Company’s Thailand subsidiary had no borrowings outstanding.

During the third quarter of 2003, the Company called its outstanding 6% Convertible Subordinated Notes due August 15, 2006 (the Notes) for redemption.  All of the Notes were converted, at the holders’ option, into approximately 3.0 million shares of the Company’s common stock on September 5, 2003, net of related interest and deferred financing costs.

Note 6 - Inventories

Inventory costs are summarized as follows:

	June 30, 2004	December 31, 2003

Raw materials	$187,686	$166,257
Work in process	67,509	52,294
Finished goods	38,454	38,345
Obsolescence reserve	(16,544)	(18,267)
	$277,105	$238,629

Note 7 - Income Taxes

Income tax expense consists of the following:

	Six Months Ended June 30,
	2004	2003

Federal – Current	$10,346	$12,064
Foreign – Current	(1,231)	191
State – Current	2,747	1,970
Deferred	437	164
Total	$12,299	$14,389

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

The Company has been granted certain tax incentives, including tax holidays, for its subsidiaries in China, Ireland, and Thailand. These tax incentives, including tax holidays, expire through 2010, and are subject to certain conditions with which the Company expects to comply.  The net impact of these tax incentives was to lower income tax expense for the six month periods ended June 30, 2004 and 2003 by approximately $0.6 million and $1.1 million, respectively.

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

Information about operating segments for the three and six months ended June 30, 2004 and 2003 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net sales:
Americas	$463,973	$442,690	$902,908	$871,466
Europe	50,254	81,196	105,137	167,592
Asia	93,016	56,907	182,771	111,363
Elimination of intersegment sales	(115,851)	(131,845)	(218,458)	(253,003)
	$491,392	$448,948	$972,358	$897,418
Depreciation and amortization:
Americas	$3,994	$4,183	$8,103	$8,912
Europe	455	726	962	1,416
Asia	1,614	1,394	3,106	2,604
Corporate	722	950	1,785	1,889
	$6,785	$7,253	$13,956	$14,821
Income from operations:
Americas	$21,848	$26,965	$41,884	$58,736
Europe	2,672	(2,821)	4,285	(5,296)
Asia	4,220	27	8,017	1,827
Corporate and intersegment eliminations	(5,721)	(3,689)	(9,731)	(7,544)
	$23,019	$20,482	$44,455	$47,723
Capital expenditures:
Americas	$1,776	$1,079	$1,889	$1,682
Europe	91	209	91	307
Asia	607	666	1,706	1,910
	$2,474	$1,954	$3,686	$3,899

	June 30, 2004	December 31, 2003
Total assets:
Americas	$836,203	$822,963
Europe	51,481	66,557
Asia	147,070	136,898
Corporate	8,740	11,620
	$1,043,494	$1,038,038

The following enterprise-wide information is provided in accordance with SFAS No. 131.  Geographic net sales information reflects the destination of the product shipped.  Long-lived assets information is based on the physical location of the asset.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net sales derived from:
Printed circuit boards	$367,224	$357,477	$729,992	$717,257
Systems integration and box build	124,168	91,471	242,366	180,161
	$491,392	$448,948	$972,358	$897,418

Geographic net sales:
United States	$385,893	$347,115	$766,398	$678,582
Europe	83,520	84,811	162,185	186,271
Asia and other	21,979	17,022	43,775	32,565
	$491,392	$448,948	$972,358	$897,418

	June 30, 2004	December 31, 2003
Long-lived assets:
United States	$42,500	$50,312
Europe	5,459	8,365
Asia and other	32,209	34,191
	$80,168	$92,868

Note 9 – Comprehensive Income

Comprehensive income includes net income, the change in the cumulative translation adjustment and the effect of accounting for cash flow hedging derivatives. Comprehensive income for the three and six months ended June 30, 2004 and 2003 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net income	$17,556	$11,752	$32,751	$29,083
Cumulative translation adjustment	(1,093)	3,004	(527)	3,286
Hedge accounting for derivative financial instruments, net of tax	—	148	—	290
Comprehensive income	$16,463	$14,904	$32,224	$32,659

Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability of cash flows associated with variable-rate, long-term debt obligations are recognized in accumulated other comprehensive income.  These amounts subsequently are reclassified into interest expense as a yield adjustment of the hedged interest payments in the same period in which the related interest affects earnings.  For the three and six months ended June 30, 2003, the Company reclassified $153 and $323, respectively, into interest expense.

Note 10 – Contingencies

The Company filed a lawsuit against J.M. Huber Corporation (the Seller) in the United States District Court for the Southern District of Texas for breach of contract, fraud and negligent misrepresentation on December 14, 1999. The Company is seeking an unspecified amount of damages in connection with the Amended and Restated Stock Purchase Agreement dated August 12, 1999 between the parties whereby the Company acquired all of the stock of AVEX Electronics, Inc. from Seller. On January 5, 2000, Seller filed suit in the United States District Court for the Southern District of New York alleging that the Company failed to comply with certain obligations under the contract requiring the Company to register shares of its common stock issued to Seller as partial consideration for the acquisition. Seller’s suit has been consolidated with the Company’s suit in the United States District Court for the Southern District of Texas (the Court). On January 29, 2004, the Company served its First Request for Production of Documents on the Seller. On April 8, 2004, the Court held a status conference with the parties. Following such status conference, the Court issued an order instructing the parties to engage in discovery. The parties submitted a status report to the Court on June 24, 2004, indicating that they were involved in meaningful discovery and on June 25, 2004, the Court ordered the parties to submit another status report by August 30, 2004. The Company intends to vigorously pursue its claims against Seller and defend against Seller’s allegations. At the present time, the Company is unable to reasonably estimate the possible loss, if any, associated with these matters.

On April 14, 2000, the Company, along with numerous other companies, was named as a defendant in a lawsuit filed in the United States District Court for the District of Arizona by the Lemelson Medical, Education & Research Foundation (Lemelson). The lawsuit alleges that the Company has infringed certain of Lemelson’s patents relating to machine vision and bar code technology utilized in machines the Company has purchased. On November 2, 2000, the Company filed an Answer, Affirmative Defenses, and a Motion to Stay based upon Declaratory Judgment Actions filed by Cognex and Symbol, manufacturers of the equipment at issue. On March 29, 2001, the Court granted the defendants’ Motion to Stay and ordered that the lawsuit be stayed pending the entry of a final non-appealable judgment in the cases filed by Cognex and Symbol (the Symbol/Cognex case). The bench trial for the Symbol/Cognex case began on November 18, 2002 and concluded on January 17, 2003. The post-trial briefings of the parties in the Symbol/Cognex case were filed with the trial court on June 30, 2003. On January 24, 2004, the trial court in the Symbol/Cognex case held that the Lemelson patents are invalid, unenforceable and were not infringed. On June 23, 2004, Lemelson filed a Notice of Appeal to the U.S. Court of Appeals for the Federal Circuit from the final judgment in the Symbol/Cognex case. Resolution of the appeal in the Symbol/Cognex case is estimated to take one to three years. Lemelson’s lawsuit against the Company is stayed pending the final non-appealable judgment in the Symbol/Cognex case. The Company intends to vigorously defend against such claims and pursue all rights it has against third parties. At the present time, the Company is unable to reasonably estimate the possible loss, if any, associated with these matters.

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

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was passed by Congress and signed into law on December 8, 2003. The Act establishes a voluntary prescription drug benefit for eligible participants beginning January 1, 2006, at which time the U.S. Government will also begin to pay a special subsidy equal to 28% of a retiree’s covered prescription drug expenses between $250 and $5,000 (adjusted annually for changes in Medicare per capita prescription drug costs) to employers who sponsor equivalent plans. On May 19, 2004, the FASB issued Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, (FSP No. 106-2), which prescribes accounting for the Act and is effective for interim periods beginning after June 15, 2004.  The Company has elected to defer including the effects of the Act in any measures of liabilities and expenses reflected in the Condensed Consolidated Financial Statements and accompanying notes. Clarifying regulations related to the interpretation or determination of actuarially equivalent plans are still pending. Therefore, any such effects included in the Company’s financial statements would be subject to change once final regulations have been issued. The Company believes that the Act will not have a material impact on postretirement liabilities and benefit costs.

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

Summary of Results

Sales for the second quarter of 2004 increased 9.5% to $491.4 million compared to $448.9 million for the same period of 2003. The increase in our sales reflects new program revenues from both existing and new customers.  During the second quarter of 2004, we continued to lower our dependence on our largest customers as revenues from our remaining customer base expanded. Sales to our largest customer, Sun Microsystems, Inc., decreased to 32.2% of our sales in the second quarter of 2004 from 47.6% of our sales in the second quarter of 2003. We expect such sales to further decline as a percentage of our total sales during the remainder of 2004, exiting the year in the high 20% range of total sales. Sales to our customers, other than our two largest customers, increased to $249.2 million in the second quarter of 2004 from $185.9 million in the second quarter of 2003. Our gross profit as a percentage of sales for the second quarter was down to 7.8% in 2004 from 8.2% in 2003 because of the new program ramps, new program introduction delays and changes in the program mix during the quarter.  These activities combined to impact the level of efficiency in our production and negatively impacted our gross profit.

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

Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss would be recognized to the extent that the carrying amount exceeds the asset’s fair value. We completed the annual impairment test during the fourth quarter of 2003 and determined that no impairment existed as of the date of the impairment test. Goodwill is measured at the reporting unit level, which we have determined to be consistent with our operating segments as defined in Note 8 to the Condensed Consolidated Financial Statements – “Business Segments and Geographic Areas,” by determining the fair values of the reporting units using a discounted cash flow model and comparing those fair values to the carrying values, including goodwill, of the reporting unit. As of June 30, 2004 and December 31, 2003, we had net goodwill of approximately $113.5 million. Circumstances that may lead to impairment of goodwill include unforeseen decreases in future performance or industry demand, and the restructuring of our operations as a result of a change in our business strategy.

RESULTS OF OPERATIONS

The following table presents the percentage relationship that certain items in our Condensed Consolidated Statements of Income bear to sales for the periods indicated. The financial information and the discussion below should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

	Three Months Ended June 30,		Six Months Ended June 30
	2004	2003	2004	2003
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	92.2	91.8	92.2	91.9
Gross profit	7.8	8.2	7.8	8.1
Selling, general and administrative expenses	3.1	3.7	3.2	3.7
Contract settlement	0.0	0.0	0.0	(0.9)
Income from operations	4.7	4.5	4.6	5.3
Interest expense	(0.1)	(0.5)	(0.1)	(0.5)
Other income	0.3	0.0	0.2	0.0
Income before income taxes	4.9	4.0	4.7	4.8
Income tax expense	1.3	1.4	1.3	1.6
Net income	3.6%	2.6%	3.4%	3.2%

Sales

Sales for the second quarter of 2004 were $491.4 million, a 9.5% increase from sales of $448.9 million for the same quarter in 2003.  The increase of $42.4 million resulted from increased sales under new programs and increased activity with existing customers. Of this increase, $32.7 million was attributable to the operation of our systems integration facilities and $19.4 million to an overall increase in printed circuit board assembly (PCBA) sales volume.  These increases were partially offset by a decrease of $9.7 million primarily due to decreased demand in Europe which resulted in the consolidation and downsizing of certain manufacturing facilities.

A substantial percentage of our sales have been made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. During the second quarter of 2004, our two largest customers together represented 49.3% of our sales, with one customer accounting for 32.2% of our sales. Sales to our largest customer, Sun Microsystems, Inc., decreased to 32.2% of our sales in the second quarter of 2004 from 47.6% of our sales in the second quarter of 2003. During the second quarter of 2004, the level of concentration among our top customers decreased as revenues from our remaining customer base expanded. Our future sales are dependent on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. As we ramp new programs and the new programs mature, we expect the percentage of sales to our two largest customers to decline. Sales to our customers, other than our two largest customers, increased to $249.2 million in the second quarter of 2004 from $185.9 million in the second quarter of 2003, an increase of $63.3 million. We expect sales to our largest customer to further decline as a percentage of our total sales during the remainder of 2004, exiting the year in the high 20% range of total sales. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on us.

Our manufacturing and assembly operations include printed circuit boards and subsystem assembly, box build and systems integration. Systems integration is the process of integrating subsystem and printed circuit board assemblies and, often, downloading and integrating software, to produce a fully configured product. Systems integration is a value-added service that is not separable from our overall contract manufacturing service. Sales from the operation of our systems integration facilities represented 24.9% and 20.1% of our sales for the six months ended June 30, 2004 and 2003, respectively.

We have 16 manufacturing facilities in the Americas, Europe and Asia to serve our customers. We are operated and managed geographically. See Note 8 to the Condensed Consolidated Financial Statements. Our facilities in the Americas provided 76.3% and 77.8% of net sales, respectively, during the second quarter of 2004 and 2003, and 76.2% and 78.0% of net sales, respectively, during the first six months of 2004 and 2003. Our Americas region includes facilities in Angleton, Texas, Beaverton, Oregon, Campinas, Brazil, Guadalajara, Mexico, Hudson, New Hampshire, Huntsville, Alabama, Loveland, Colorado, Manassas, Virginia, Redmond, Washington and Winona, Minnesota. There are two facilities in Huntsville, Alabama - a systems integration facility and a PCBA facility. We opened the Loveland, Colorado facility in May 2003 and the Redmond, Washington facility in November 2003.  Both of the Loveland and Redmond facilities provide systems integration services. Our facilities in Europe provided 5.2% and 9.9% of net sales, respectively, during the second quarter of 2004 and 2003, and 5.4% and 9.9% of net sales, respectively, during the first six months of 2004 and 2003. Our Europe region includes facilities in Dublin, Ireland, Leicester, England and in 2003, included a facility in East Kilbride, Scotland and a facility in Cork, Ireland. The Dublin facility provides systems integration services. During the fourth quarter of 2003, we closed our East Kilbride, Scotland facility and it is currently held for sale. During the second quarter of 2003, we closed the Cork, Ireland facility. The Cork facility was sold on April 8, 2004. Our facilities in Asia provided 18.5% and 12.4% of our net sales, respectively, during the second quarter of 2004 and 2003, and 18.4% and 12.1% of net sales, respectively, during the first six months of 2004 and 2003. Our Asia region includes facilities in the Republic of Singapore, Ayudhaya, Thailand and Suzhou, China. The Singapore facility included both a systems integration and PCBA operation during 2003. During 2003, the PCBA facility in Singapore ceased operations.

Our international operations are subject to the risks of doing business abroad. These dynamics have not had a material adverse effect on our results of operations through June 30, 2004. However, we cannot assure you that there will not be an adverse impact in the future. See RISK FACTORS for factors pertaining to our international sales and fluctuations in the exchange rates of foreign currency and for further discussion of potential adverse effects in operating results associated with the risks of doing business abroad. During the first six months of 2004 and 2003, 30.0% and 27.2%, respectively, of our sales were from our international operations.

Americas

Sales in the Americas during the quarter ended June 30, 2004 increased $25.7 million, or 7.4%, compared to the same period of 2003. This net increase included a $35.5 million increase attributable to sales under new programs and increased activity with existing systems integration customers offset by a $9.8 million net decrease in PCBA sales volume partially attributable to the impact of transferring existing customer business to our facilities in Asia. Sales in the Americas during the six months ended June 30, 2004 increased $40.9 million, or 5.8%, compared to the same period of 2003. This net increase included a $72.1 million increase attributable to sales under new programs and increased activity with existing systems integration customers offset by a $31.2 million net decrease in PCBA sales volume partially attributable to the impact of transferring existing customer business to our facilities in Asia. We expect this trend to continue as our customers continue to seek lower cost solutions.

Europe

Sales in Europe during the quarter ended June 30, 2004 decreased $18.6 million, or 41.9%, compared to the same period of 2003. This net decrease included a $5.1 million decrease in sales volumes from systems integration customers, a $9.7 million decrease in PCBA sales due to decreased demand which resulted in the closing of the East Kilbride, Scotland and Cork, Ireland facilities and a $3.8 million net decrease in overall PCBA sales volume. Sales in Europe during the six months ended June 30, 2004 decreased $36.1 million, or 40.7%, compared to the same period of 2003. This net decrease included a $13.5 million decrease in sales volumes from systems integration customers, a $16.9 million decrease in PCBA sales resulting from the closing of the East Kilbride, Scotland and Cork, Ireland facilities and a $5.7 million net decrease in overall PCBA sales volume. The overall decrease in sales volume in Europe is a result of lower demand for our customers’ products in Europe and the transfer of production for some customers and transferring existing customer business to lower cost production geographies.

Asia

Sales in Asia during the quarter ended June 30, 2004 increased $35.3 million, or 63.5%, compared to the same period of 2003. This net increase included a $2.3 million increase attributable to sales under new programs and increased activity with existing systems integration customers and a $33.0 million net increase in PCBA sales volumes partially attributable to the impact of transferring existing customer business from our facilities outside of Asia. Sales in Asia during the six months ended June 30, 2004 increased $70.2 million, or 64.4%, compared to the same period of 2003. This net increase included a $3.6 million increase attributable to sales under new programs and increased activity with existing systems integration customers and a $66.6 million net increase in PCBA sales volumes partially attributable to the impact of transferring existing customer business from our facilities outside of Asia.

Gross Profit

Gross profit increased 3.9% to $38.3 million for the second quarter of 2004 from $36.9 million in the same quarter of 2003. Gross profit as a percentage of sales for the three months ended June 30, 2004 and 2003, respectively, decreased to 7.8% from 8.2%. Gross profit increased 4.1% to $75.5 million for the first six months of 2004 from $72.5 million in the same period of 2003. Gross profit as a percentage of sales for the six months ended June 30, 2004 and 2003, respectively, decreased to 7.8% from 8.1%.  Gross profit as a percentage of sales decreased because of new program ramps, new program introduction delays and a high level of mix changes during 2004.  These activities combined to impact the level of efficiency in our production and negatively impacted our gross profit.

We expect that a number of our higher volume programs with customers will remain subject to competitive restraints on the margin that may be realized from these programs and that these restraints could exert downward pressure on our margins in the near future. For the foreseeable future, our gross margin is expected to depend primarily on facility utilization, product mix, start-up of new programs, pricing within the electronics industry, and the integration of acquisitions. The gross margins at each facility and for Benchmark as a whole are expected to continue to fluctuate. Increases in start-up costs associated with new programs and pricing within the electronics industry also could adversely impact our gross margin as they did during the first six months of 2004.

The second quarter 2004 and 2003 gross profit includes charges (credits) related to reserves for excess and obsolete inventory. During the second quarter of 2004 and 2003, $(0.3) million and $2.3 million of (reduced) additional inventory reserves were recorded, respectively. We write down our inventories for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and estimated market value based on assumptions of future demands and market conditions. Customers frequently make changes to their forecasts, requiring us to make changes to our inventory purchases, commitments, and production scheduling and may require us to cancel open purchase commitments with our vendors. This process may lead to on-hand inventory quantities and on-order purchase commitments that are in excess of our customers’ revised needs, or parts that become obsolete before use in production. We record inventory reserves primarily on excess and obsolete inventory.  These reserves are established on inventory which we have determined that our customers are not responsible for or on inventory that we believe our customers are unable to fulfill their obligation to ultimately purchase such inventory from us.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $15.3 million and $16.4 million in the second quarter of 2004 and 2003, respectively, and $31.1 million and $32.9 million in the first six months of 2004 and 2003, respectively. Selling, general and administrative expenses as a percentage of sales decreased from 3.7% for the second quarter of 2003 to 3.1% for the second quarter of 2004, and decreased from 3.7% for the first six months of 2003 to 3.2% for the first six months of 2004. The decrease in selling, general and administrative expenses as a percentage of sales is primarily associated with the increase in sales and also reflects the impact of the facility consolidation and downsizing.

The charge to operations for bad debt allowance declined to $0.4 million in the second quarter of 2004 from $3.0 million in the second quarter of 2003 and to $1.2 million in the first six months of 2004 from $5.3 million in the first six months of 2003 as a result of the improvement in the financial condition of a number of our customers.

Contract Settlement

During the first quarter of 2003, we settled and released various claims arising out of customer manufacturing agreements. In connection with the settlement of these claims, we recorded a non-cash gain totaling $8.1 million.

Interest Expense

Interest expense for the three and six-month periods ended June 30, 2004 and 2003 was approximately $0.4 million and $1.2 million and $2.3 million and $4.9 million, respectively. The decrease is primarily due to repayments of outstanding debt and to the conversion of our 6% Convertible Subordinated Notes to common stock in September 2003. See Note 5 to the Condensed Consolidated Financial Statements.

Income Tax Expense

Income tax expense of $12.3 million represented an effective tax rate of 27.3% for the six months ended June 30, 2004, compared with $14.4 million at an effective tax rate of 33.1% for the same period in 2003. The decrease in the effective tax rate is primarily due to higher estimated income tax benefits for 2004 in foreign tax jurisdictions as compared to 2003. See Note 7 to the Condensed Consolidated Financial Statements.

Net Income

We reported net income for the three and six-month periods ended June 30, 2004 of approximately $17.6 million and $32.8 million, or diluted earnings of $0.42 and $0.77 per share, compared with $11.8 million and $29.1 million, or diluted earnings of $0.31 and $0.75 per share, for the same periods of 2003. The increases of $5.8 million and $3.7 million, respectively, during the three and six-month periods ended June 30, 2004 were due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our growth and operations through funds generated from operations, proceeds from the sale of our securities and funds borrowed under our credit facilities. Cash and cash equivalents decreased to $311.7 million at June 30, 2004 from $356.1 million at December 31, 2003.

Cash used in operating activities was $24.6 million in the first six months of 2004.  The cash used in operations during the first six months of 2004 consisted primarily of $32.8 million of net income adjusted for $14.0 million of depreciation and amortization, offset by $15.1 million decrease in accounts payable, $22.0 million increase in accounts receivable and $38.7 million increase in inventories. Working capital was $515.1 million at June 30, 2004 and $465.9 million at December 31, 2003.  Our days sales outstanding of 42 days and our inventory turns of 6.5 times reflect the impact of the level of new program activities, mix changes, as well as the back end loading of the quarter demand by our customers.

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

Cash used in investing activities was $1.6 million for the six months ended June 30, 2004. Capital expenditures of $3.7 million were primarily concentrated in manufacturing production equipment in Asia.  Proceeds from the sale of property, plant and equipment of $2.3 million include $1.8 million from the sale of the Cork, Ireland facility in April 2004.

Cash used in financing activities was $18.0 million for the six months ended June 30, 2004. During the first six months of 2004, we made principal payments on our term loan of $21.0 million which repaid the loan in full and received $3.0 million from the exercise of stock options and the employee stock purchase plan. See Note 5 to the Condensed Consolidated Financial Statements.

We have a $175 million revolving line of credit facility with a syndicate of commercial banks. We are entitled to borrow under the revolving credit facility up to the lesser of $175 million or the sum of 75% of our eligible accounts receivable, 45% of our eligible inventories and 50% of our eligible fixed assets. Interest on the revolving credit facility and the term loan is payable quarterly, at our option, at either the bank’s Eurodollar rate plus 1.25% to 3.00% or its prime rate plus 0.00% to 1.75%, based upon our debt ratio as specified in the agreement. A commitment fee of 0.375% to 0.500% per annum on the unused portion of the revolving credit facility is payable quarterly in arrears. The revolving credit facility matures on September 30, 2004. We are currently in discussions with our lenders about the possibility of extending the maturity date of the revolving line of credit facility or entering into a new credit facility at some time in the future.  Given our current cash position, management believes the timing of entering into a new credit facility is flexible. As of June 30, 2004, we had no borrowings outstanding under the revolving credit facility, $4.4 million outstanding letters of credit and $170.6 million was available for future borrowings.

The term loan and the revolving credit facility are secured by our domestic inventory and accounts receivable, 100% of the stock of our domestic subsidiaries, and 65% of the voting capital stock of each direct foreign subsidiary and substantially all of our and our domestic subsidiaries’ other tangible and intangible assets. The term loan and revolving credit facility contain customary financial covenants as to working capital, interest coverage, debt leverage, fixed charges, and consolidated net worth, and restricts our ability to incur additional debt, pay dividends, sell assets and to merge or consolidate with other persons without the consent of the bank. At June 30, 2004, we were in compliance with all such restrictions.

Our Thailand subsidiary has a Credit Agreement with Thai Farmers Bank Public Company Limited and Bank of Ayudhya Public Company Limited (the Thai Credit Agreement). The Thai Credit Agreement provides that the lenders will make available to our Thailand subsidiary up to approximately $53.5 million in revolving loans, term loans and machinery loans for a term of five years through September 2006. On April 1, 2003, our Thailand subsidiary repaid all amounts outstanding under the Thai Credit Agreement. The Thai Credit Agreement is secured by land, buildings and machinery in Thailand. In addition, the Thai Credit Agreement provides for approximately $1.4 million (60.0 million Thai baht) in working capital availability. At June 30, 2004, our Thailand subsidiary had no working capital borrowings outstanding.

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

At June 30, 2004, we had cash and cash equivalents totaling $311.7 million, total long-term debt of $20 thousand and $170.6 million available for borrowings under our revolving credit facility. We currently believe that during the next twelve months, our capital expenditures will be between $20 and $40 million. Management believes that our existing cash balances and funds generated from operations will be sufficient to permit us to meet our liquidity requirements over the next twelve months. Management further believes that our ongoing cash flows from operations and any borrowings we may incur and any credit facility we may enter into in the future will enable us to meet future operating cash requirements in future years. Should we desire to consummate significant acquisition opportunities, our capital needs would increase and could possibly result in our need to increase available borrowings under our revolving credit facility or access public or private debt and equity markets. There can be no assurance, however, that we would be successful in raising additional debt or equity on terms that we would consider acceptable.

RISK FACTORS

The loss of a major customer would adversely affect us.

A substantial percentage of our sales have been made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. During the first six months of 2004, our two largest customers together represented 50.3% of our sales, with one customer accounting for 32.5% of our sales. Our future sales are dependent on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. As we ramp new programs and the new programs mature, we expect the percentage of sales to our two largest customers to decline. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on us.

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

We currently operate outside the United States in Brazil, China, England, Ireland, Mexico, Singapore and Thailand. During the first six months of 2004 and 2003, 30.0% and 27.2%, respectively, of our sales were from our international operations. These international operations may be subject to a number of risks, including:

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

We have the ability to borrow approximately $225.5 million under our Revolving Credit Facility and the Thai Credit Agreement.  In addition, we could incur additional indebtedness in the future in the form of bank loans, notes or convertible securities.  An increase in the level of our indebtedness, among other things, could:

•                  make it difficult for us to obtain any necessary financing in the future for other acquisitions, working capital, capital expenditures, debt service requirements or other purposes;

•                  limit our flexibility in planning for, or reacting to changes in, our business; and

•                  make us more vulnerable in the event of a downturn in our business.

There can be no assurance that we will be able to meet future debt service obligations.

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

See Note 10 to the Condensed Consolidated Financial Statements for a description of these proceedings.

Recently enacted changes in the securities laws and regulations are likely to increase our costs.

The Sarbanes-Oxley Act of 2002 that became law in July 2002 has required changes in some of our corporate governance, securities disclosure and compliance practices. In response to the requirements of that Act, the Securities and Exchange Commission and the New York Stock Exchange have promulgated new rules on a variety of subjects. Compliance with these new rules has increased our legal and financial and accounting costs, as well as our director and officer liability insurance costs, and we expect these increased costs to continue indefinitely. Likewise, these developments may make it more difficult for us to attract and retain qualified members of our board of directors or qualified executive officers.

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

As a global business, we operate and have customers located in many countries. Geopolitical events such as terrorist acts may affect the overall economic environment and negatively impact the demand for our customers’ products. As a result, customer orders may be lower and our financial results may be adversely affected.

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

•                  Inflationary economies or currencies; and

•                  Economic and political instability.

We do not use derivative financial instruments for speculative purposes. Our practice is to maintain a hedged position for certain significant transaction exposures. These exposures are primarily, but not limited to, vendor payments and inter-company balances in currencies other than the currency in which our foreign operation primarily generates and expends cash. Our international operations in some instances operate in a natural hedge because both operating expenses and a portion of sales are denominated in local currency. In the future, significant transactions involving our international operations may cause us to consider engaging in hedging transactions to attempt to mitigate our exposure to fluctuations in foreign exchange rates.  As of June 30, 2004, we did not have any foreign currency hedges.  Our sales are substantially denominated in U.S. dollars.  Our primary foreign currency cash flows are generated in certain European countries and Brazil.

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

Exhibits 31.1 and 31.2 are the Certifications of the CEO and the CFO, respectively. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

Benchmark filed a lawsuit against J.M. Huber Corporation (the Seller) in the United States District Court for the Southern District of Texas for breach of contract, fraud and negligent misrepresentation on December 14, 1999. We are seeking an unspecified amount of damages in connection with the Amended and Restated Stock Purchase Agreement dated August 12, 1999 between the parties, whereby we acquired all of the stock of AVEX Electronics, Inc. from Seller. On January 5, 2000, Seller filed suit in the United States District Court for the Southern District of New York alleging that Benchmark failed to comply with certain obligations under the contract requiring us to register shares of our common stock issued to Seller as partial consideration for the acquisition. Seller’s suit has been consolidated with the Company’s suit in the United States District Court for the Southern District of Texas (the Court). On January 29, 2004, we served our First Request for Production of Documents on the Seller. On April 8, 2004, the Court held a status conference with the parties. Following such status conference, the Court issued an order instructing the parties to engage in discovery. The parties submitted a status report to the Court on June 24, 2004, indicating that they were involved in meaningful discovery and on June 25, 2004, the Court ordered the parties to submit another status report by August 30, 2004. We intend to vigorously pursue our claims against Seller and defend against Seller’s allegations. At the present time, we are unable to reasonably estimate the possible loss, if any, associated with these matters.

On April 14, 2000, Benchmark, along with numerous other companies, was named as a defendant in a lawsuit filed in the United States District Court for the District of Arizona by the Lemelson Medical, Education & Research Foundation (Lemelson). The lawsuit alleges that we have infringed certain of Lemelson’s patents relating to machine vision and bar code technology utilized in machines Benchmark has purchased. On November 2, 2000, we filed an Answer, Affirmative Defenses, and a Motion to Stay based upon Declaratory Judgment Actions filed by Cognex and Symbol, manufacturers of the equipment at issue. On March 29, 2001, the Court granted the defendants’ Motion to Stay and ordered that the lawsuit be stayed pending the entry of a final non-appealable judgment in the cases filed by Cognex and Symbol (the Symbol/Cognex case). The bench trial for the Symbol/Cognex case began on November 18, 2002 and concluded on January 17, 2003. The post-trial briefings of the parties in the Symbol/Cognex case were filed with the trial court on June 30, 2003. On January 24, 2004, the trial court in the Symbol/Cognex case held that the Lemelson patents are invalid, unenforceable and were not infringed. On June 23, 2004, Lemelson filed a Notice of Appeal to the U.S. Court of Appeals for the Federal Circuit from the final judgment in the Symbol/Cognex case. Resolution of the appeal in the Symbol/Cognex case is estimated to take one to three years. Lemelson’s lawsuit against Benchmark is stayed pending the final non-appealable judgment in the Symbol/Cognex case. We intend to vigorously defend against such claims and pursue all rights we have against third parties. At the present time, we are unable to reasonably estimate the possible loss, if any, associated with these matters.

Benchmark is also involved in various other legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on Benchmark’s consolidated financial position or results of operations.

Item 4 - Submission of Matters to a Vote of Security Holders

(a) - (c)  At the Annual Meeting of Shareholders held on May 11, 2004, the Company’s nominees for directors to serve until the 2005 Annual Meeting of Shareholders were elected, and the appointment of KPMG LLP as the independent auditors for the Company for the fiscal year ended December 31, 2004 was ratified.

With respect to the election of directors, the voting was as follows:

Nominee	For	Withheld
Donald E. Nigbor	36,577,437	1,280,940
Cary T. Fu	36,428,541	1,429,836
Steven A. Barton	36,287,265	1,571,112
John W. Cox	36,246,294	1,612,083
John C. Custer	35,716,473	2,141,904
Peter G. Dorflinger	35,907,468	1,950,909
Bernee D.L. Strom	36,415,544	1,442,833

With respect to the approval of an amendment to the Company’s 2000 Stock Awards Plan to increase the number of shares of Common Stock of the Company subject thereto by 4,500,000, the voting was as follows:

For	Against	Abstain	Non-Vote
22,296,822	12,466,026	12,808	3,082,721

With respect to the ratification of the appointment of KPMG LLP as the independent auditors of the Company, the voting was as follows:

For	Against	Abstain
36,407,735	1,444,792	5,850

Item 6 - Exhibits and Reports on Form 8-K

(a)                Exhibits.

31.1                     Section 302 Certification of Chief Executive Officer

31.2                     Section 302 Certification of Chief Financial Officer

32.1                     Section 1350 Certification of Chief Executive Officer

32.2                     Section 1350 Certification of Chief Financial Officer

(b)               Reports on Form 8-K.

The Company filed the following Current Reports on Form 8-K during the quarter ended June 30, 2004:

Current Report on Form 8-K dated April 22, 2004 furnishing information relating to the Company’s results for the first quarter 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 9, 2004.

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