Form 10-Q
period 2004-09-30
BENCHMARK ELECTRONICS INC
filed 2004-11-09
CIK 863436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004.

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

As of November 4, 2004 there were 41,319,798 shares of Benchmark Electronics, Inc. Common Stock, par value $0.10 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(amounts in thousands)

	September 30, 2004	December 31, 2003
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$311,693	$356,140
Accounts receivable, net of allowance for doubtful accounts of $6,416 and $6,475, respectively	259,705	208,810
Inventories, net	289,800	238,629
Prepaid expenses and other assets	20,298	18,215
Deferred tax asset	9,806	9,898
Total current assets	891,302	831,692
Property, plant and equipment	225,204	223,335
Accumulated depreciation	(153,767)	(138,070)
Net property, plant and equipment	71,437	85,265
Goodwill, net	113,474	113,478
Other, net	5,824	7,603

	$1,082,037	$1,038,038

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of other long-term debt	$15	$21,017
Accounts payable	268,847	268,034
Income taxes payable	27,369	18,809
Accrued liabilities	54,846	57,953
Total current liabilities	351,077	365,813

Other long-term debt, excluding current installments	—	11
Other long-term liability	2,665	2,886
Deferred tax liability	6,449	5,003
Shareholders’ equity:
Preferred shares, $0.10 par value; 5,000 shares authorized, none issued	—	—
Common shares, $0.10 par value; 85,000 shares authorized; issued – 41,274 and 40,976, respectively; outstanding – 41,200 and 40,902, respectively	4,120	4,090
Additional paid-in capital	544,370	538,522
Retained earnings	186,476	135,692
Accumulated other comprehensive loss	(12,939)	(13,798)
Less treasury shares, at cost; 74 shares	(181)	(181)
Total shareholders’ equity	721,846	664,325
Commitments and contingencies
	$1,082,037	$1,038,038

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Sales	$504,750	$455,352	$1,477,108	$1,352,770
Cost of sales	466,232	418,382	1,363,084	1,243,271
Gross profit	38,518	36,970	114,024	109,499
Selling, general and administrative expenses	14,553	16,330	45,604	49,244
Contract settlement	—	—	—	(8,108)
Income from operations	23,965	20,640	68,420	68,363
Interest expense	(392)	(1,976)	(1,551)	(6,895)
Other income	849	967	2,603	1,635
Income before income taxes	24,422	19,631	69,472	63,103
Income tax expense	6,389	6,687	18,688	21,076
Net income	$18,033	$12,944	$50,784	$42,027

Earnings per share (see note 1):
Basic	$0.44	$0.34	$1.24	$1.13
Diluted	$0.43	$0.32	$1.20	$1.08

Weighted average number of shares outstanding (see note 1):
Basic	41,123	38,074	41,042	37,273
Diluted	42,313	41,660	42,387	41,014

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$50,784	$42,027
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	20,400	21,959
Deferred income taxes	1,538	1,219
Asset impairments	1,417	—
Gain on the sale of property, plant and equipment	(1,427)	(110)
Accrued compensation expense	164	—
Non-cash interest expense on convertible subordinated notes	—	307
Federal tax benefit of stock options exercised	1,472	2,914
Changes in operating assets and liabilities:
Accounts receivable	(50,641)	(19,820)
Inventories	(51,126)	(9,310)
Prepaid expenses and other assets	(1,862)	(3,580)
Accounts payable	708	12,653
Accrued liabilities	(3,402)	(12,067)
Income taxes	8,560	5,621
Net cash provided by (used in) operations	(23,415)	41,813

Cash flows from investing activities:
Additions to property, plant and equipment	(9,424)	(8,822)
Proceeds from the sale of property, plant and equipment	4,687	400
Additions to capitalized software	(239)	(611)
Net cash used in investing activities	(4,976)	(9,033)

Cash flows from financing activities:
Proceeds from stock options exercised	3,321	11,071
Proceeds from employee stock purchase plan	921	686
Principal payments on other long-term debt	(21,013)	(30,437)
Net cash used in financing activities	(16,771)	(18,680)

Effect of exchange rate changes	715	2,111

Net increase (decrease) in cash and cash equivalents	(44,447)	16,211
Cash and cash equivalents at beginning of year	356,140	312,576
Cash and cash equivalents at September 30	$311,693	$328,787

Supplemental disclosures of cash flow information:
Income taxes paid, net of refunds received	$7,081	$11,408
Interest paid	$587	$7,827

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income, as reported	$18,033	$12,944	$50,784	$42,027
Add stock-based compensation expense included in reported net income, net of related tax effects	—	—	98	—
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(535)	(316)	(1,873)	(1,334)
Net income, as adjusted	$17,498	$12,628	$49,009	$40,693

Earnings per share:
Basic, as reported	$0.44	$0.34	$1.24	$1.13
Basic, as adjusted	$0.43	$0.33	$1.19	$1.09

Diluted, as reported	$0.43	$0.32	$1.20	$1.08
Diluted, as adjusted	$0.42	$0.31	$1.16	$1.05

These adjusted results may not be indicative of the future results for the full fiscal year due to potential grants, vesting and other factors. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The assumptions used to value the option grants in the first nine months of 2004 and 2003 were as follows:

	2004	2003
Expected life of options	5 years	4 to 5 years
Volatility	62%	55%
Risk-free interest rate	3.90%	2.55% to 2.92%
Dividend yield	Zero	zero

Note 3 – Earnings Per Share

Basic earnings per share is computed using the weighted average number of shares outstanding.  Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding stock equivalents during the three and nine months ended September 30, 2004 and 2003. Stock equivalents include common shares issuable upon the exercise of stock options and other equity instruments, and are computed using the treasury stock method.

The following table sets forth the calculation of basic and diluted earnings per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Numerator for basic earnings per share - net income	$18,033	$12,944	$50,784	$42,027
Interest expense on 6% convertible debt, net of tax	—	570	—	2,187
Numerator for diluted earnings per share	$18,033	$13,514	$50,784	$44,214

Denominator for basic earnings per share - weighted average number of common shares outstanding during the period	41,123	38,074	41,042	37,273
Incremental common shares attributable to exercise of outstanding dilutive options	1,190	1,439	1,345	1,035
Incremental common shares attributable to conversion of 6% convertible debt	—	2,147	—	2,706
Denominator for diluted earnings per share	42,313	41,660	42,387	41,014

Basic earnings per share	$0.44	$0.34	$1.24	$1.13
Diluted earnings per share	$0.43	$0.32	$1.20	$1.08

Options to purchase 0.5 million shares of common stock for the three and nine months ended September 30, 2004 and 2003, respectively, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common stock for the period.

Note 4 – Goodwill

Goodwill associated with each of the Company’s business segments and changes in those amounts during the three and nine-month periods ended September 30, 2004 were as follows:

	Americas	Europe	Asia	Total
Goodwill, June 30, 2004	$106,815	$—	$6,675	$113,490
Currency translation adjustment	(16)	—	—	(16)
Goodwill, September 30, 2004	$106,799	$—	$6,675	$113,474

Goodwill, December 31, 2003	$106,803	$—	$6,675	$113,478
Currency translation adjustment	(4)	—	—	(4)
Goodwill, September 30, 2004	$106,799	$—	$6,675	$113,474

Note 5 – Borrowing Facilities

The Company had a five-year term loan (the Term Loan) through a syndicate of commercial banks that matured on September 30, 2004. On January 22, 2004, the Company repaid all amounts outstanding under the Term Loan.

The Company had a $175 million revolving line of credit facility (the Revolving Credit Facility) with a syndicate of commercial banks that was scheduled to mature on September 30, 2004.  On September 23, 2004, the Company amended the Revolving Credit Facility to extend the maturity date to December 31, 2004.  In connection with the amendment, the lenders’ commitments were reduced from $175 million to $158.9 million.  The Company is entitled to borrow under the Revolving Credit Facility up to the lesser of $158.9 million or the sum of 75% of its eligible accounts receivable, 45% of its eligible inventories and 50% of its eligible fixed assets.  Interest on the Revolving Credit Facility is payable quarterly, at the Company’s option, at either the bank’s Eurodollar rate plus 1.25% to 3.00% or its prime rate plus 0.00% to 1.75%, based upon the Company’s debt ratio as specified in the agreement.  A commitment fee of 0.375% to 0.500% per annum on the unused portion of the Revolving Credit Facility is payable quarterly in arrears. As of September 30, 2004, the Company had no borrowings outstanding under the Revolving Credit Facility, $1.2 million in outstanding letters of credit and $157.7 million was available for future borrowings.

The Revolving Credit Facility is secured by the Company’s domestic inventory and accounts receivable, 100% of the stock of the Company’s domestic subsidiaries, and 65% of the voting capital stock of each direct foreign subsidiary and substantially all of the other tangible and intangible assets of the Company and its domestic subsidiaries.  The Revolving Credit Facility contains customary financial covenants as to working capital, interest coverage, debt leverage, fixed charges, and consolidated net worth, and restricts the ability of the Company to incur additional debt, pay dividends, sell assets, and to merge or consolidate with other persons, without the consent of the banks.  At September 30, 2004, the Company was in compliance with all such restrictions.

The Company’s Thailand subsidiary has a Credit Agreement with Thai Farmers Bank Public Company Limited and Bank of Ayudhya Public Company Limited (the Thai Credit Agreement). The Thai Credit Agreement provides that the lenders will make available to the Company’s Thailand subsidiary up to approximately $53.5 million in revolving loans, term loans and machinery loans for a term of five years through September 2006. The Thai Credit Agreement is secured by land, buildings and machinery in Thailand.  In addition, the Thai Credit Agreement provides for approximately $1.4 million (60.0 million Thai baht) in working capital availability. At September 30, 2004, the Company’s Thailand subsidiary had no borrowings outstanding.

During the third quarter of 2003, the Company called its outstanding 6% Convertible Subordinated Notes due August 15, 2006 (the Notes) for redemption.  All of the Notes were converted, at the holders’ option, into approximately 3.0 million shares of the Company’s common stock on September 5, 2003, net of related interest and deferred financing costs.

Note 6 - Inventories

Inventory costs are summarized as follows:

	September 30, 2004	December 31, 2003
Raw materials	$192,533	$166,257
Work in process	76,372	52,294
Finished goods	36,048	38,345
Obsolescence reserve	(15,153)	(18,267)
	$289,800	$238,629

Changes to the inventory obsolescence reserve are summarized as follows:

	Balance at December 31, 2003	Charges (Credits to) Operations	Other	Disposals	Balance at September 30, 2004

Obsolescence reserve	$18,267	(1,344)	(25)	(1,745)	$15,153

Note 7 - Income Taxes

Income tax expense consists of the following:

	Nine Months Ended September 30,
	2004	2003
Federal – Current	$14,263	$18,137
Foreign – Current	(726)	(1,099)
State – Current	3,613	2,819
Deferred	1,538	1,219
Total	$18,688	$21,076

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

The Company has been granted certain tax incentives, including tax holidays, for its subsidiaries in China, Ireland, and Thailand. These tax incentives, including tax holidays, expire through 2010, and are subject to certain conditions with which the Company expects to comply.  The net impact of these tax incentives was to lower income tax expense for the nine month periods ended September 30, 2004 and 2003 by approximately $0.9 million and $2.3 million, respectively.

Note 8 - Business Segments and Geographic Areas

The Company has 17 manufacturing facilities in the Americas, Europe and Asia to serve its customers.  The Company is operated and managed geographically. The Company’s management evaluates performance and allocates the Company’s resources on a geographic basis. Intersegment sales are generally recorded at prices that approximate arm’s length transactions. Operating segments’ measure of profitability is based on income from operations. The accounting policies for the reportable operating segments are the same as for the Company taken as a whole.

Information about operating segments for the three and nine months ended September 30, 2004 and 2003 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net sales:
Americas	$457,643	$441,657	$1,360,551	$1,313,123
Europe	48,000	70,382	153,137	237,974
Asia	104,741	62,614	287,512	173,977
Elimination of intersegment sales	(105,634)	(119,301)	(324,092)	(372,304)
	$504,750	$455,352	$1,477,108	$1,352,770

Depreciation and amortization:
Americas	$3,758	$4,140	$11,861	$13,052
Europe	367	665	1,329	2,081
Asia	1,583	1,416	4,689	4,020
Corporate	736	917	2,521	2,806
	$6,444	$7,138	$20,400	$21,959

Income from operations:
Americas	$22,319	$24,530	$64,203	$83,266
Europe	1,253	(822)	5,538	(6,118)
Asia	5,467	3,822	13,484	5,649
Corporate and intersegment eliminations	(5,074)	(6,890)	(14,805)	(14,434)
	$23,965	$20,640	$68,420	$68,363

Capital expenditures:
Americas	$2,519	$2,298	$4,408	$3,980
Europe	48	57	139	225
Asia	3,171	2,707	4,877	4,617
	$5,738	$5,062	$9,424	$8,822

	September 30, 2004	December 31, 2003
Total assets:
Americas	$855,310	$822,963
Europe	54,848	66,557
Asia	160,031	136,898
Corporate	11,848	11,620
	$1,082,037	$1,038,038

The following enterprise-wide information is provided in accordance with SFAS No. 131.  Geographic net sales information reflects the destination of the product shipped.  Long-lived assets information is based on the physical location of the asset.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net sales derived from:
Printed circuit boards	$380,765	$351,608	$1,110,757	$1,068,865
Systems integration and box build	123,985	103,744	366,351	283,905
	$504,750	$455,352	$1,477,108	$1,352,770
Geographic net sales:
United States	$392,631	$356,968	$1,159,030	$1,035,550
Europe	81,005	80,179	243,190	266,450
Asia and other	31,114	18,205	74,888	50,770
	$504,750	$455,352	$1,477,108	$1,352,770

	September 30, 2004	December 31, 2003
Long-lived assets:
United States	$40,863	$50,312
Europe	2,825	8,365
Asia and other	33,573	34,191
	$77,261	$92,868

Note 9 – Comprehensive Income

Comprehensive income includes net income, the change in the cumulative translation adjustment and the effect of accounting for cash flow hedging derivatives. Comprehensive income for the three and nine months ended September 30, 2004 and 2003 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income	$18,033	$12,944	$50,784	$42,027
Cumulative translation adjustment	1,386	198	859	3,484
Hedge accounting for derivative financial instruments, net of tax	—	138	—	428
Comprehensive income	$19,419	$13,280	$51,643	$45,939

Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability of cash flows associated with variable-rate, long-term debt obligations are recognized in accumulated other comprehensive income.  These amounts subsequently are reclassified into interest expense as a yield adjustment of the hedged interest payments in the same period in which the related interest affects earnings.  For the three and nine months ended September 30, 2003, the Company reclassified $137 and $460, respectively, into interest expense.

Note 10 – Contingencies

The Company filed a lawsuit against J.M. Huber Corporation (the Seller) in the United States District Court for the Southern District of Texas for breach of contract, fraud and negligent misrepresentation on December 14, 1999 seeking an unspecified amount of damages in connection with the Amended and Restated Stock Purchase Agreement dated August 12, 1999 between the parties whereby the Company acquired all of the stock of AVEX Electronics, Inc. from Seller. On January 5, 2000, Seller filed suit in the United States District Court for the Southern District of New York alleging that the Company failed to comply with certain obligations under the contract requiring the Company to register shares of its common stock issued to Seller as partial consideration for the acquisition. Seller’s suit was consolidated with the Company’s suit in the United States District Court for the Southern District of Texas (the Court). On January 29, 2004, the Company served its First Request for Production of Documents on the Seller. On April 8, 2004, the Court held a status conference with the parties. Following such status conference, the Court issued an order instructing the parties to engage in discovery. The parties submitted their most recent status report to the Court on August 30, 2004. Subsequently, the parties began negotiation of a release and settlement disposing of all claims between the parties. On November 2, 2004, having been advised that a settlement had been reached in principle between the parties, the Court dismissed the case with prejudice, except that the parties may move for reinstatement by December 29, 2004, only because the approval of the settlement could not be obtained by the principals.

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

In December 2003, the SEC issued Staff Accounting Bulletin No. 104 (SAB 104), “Revenue Recognition.” SAB 104 supercedes SAB 101, “Revenue Recognition in Financial

Statements.” The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company’s financial statements.

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

As our customers expand internationally, they increasingly require their EMS partners to have strategic regional locations and global procurement capabilities. We believe that our global manufacturing presence of 17 facilities in eight countries increases our ability to be responsive to our customers’ needs by providing accelerated time-to-market and time-to-volume production of high quality products. These capabilities should enable us to build stronger strategic relationships with our customers and to become a more integral part of their operations.  Our customers face challenges in planning, procuring and managing their inventories efficiently due to fluctuations in customer demand, product design changes, short product life cycles and component price fluctuations.  We employ production management systems to manage their procurement and manufacturing processes in an efficient and cost-effective manner so that, where possible, components arrive on a just-in-time, as-and-when needed basis.  We are a significant purchaser of electronic components and other raw materials, and can capitalize on the economies of scale associated with our relationships with suppliers to negotiate price discounts, obtain components and other raw materials that are in short supply, and return excess components.  Our expertise in supply chain management and our relationships with suppliers across the supply chain enables us to reduce our customers’ cost of goods sold and inventory exposure.

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

Summary of Results

Sales for the third quarter of 2004 increased 10.8% to $504.8 million compared to $455.4 million for the same period of 2003. The increase in our sales reflects new program revenues from both existing and new customers.  During the third quarter of 2004, we continued to lower our dependence on our largest customers as revenues from our remaining customer base expanded. Sales to our largest customer, Sun Microsystems, Inc., decreased to 27.4% of our sales in the third quarter of 2004 from 42.0% of our sales in the third quarter of 2003. We expect the third quarter revenue from this customer to be the low point for 2004 from a revenue dollar standpoint due to the seasonality of this account and a new program introduction. Sales to our customers, other than our two largest customers, increased to $285.6 million in the third quarter of 2004 from $197.3 million in the third quarter of 2003.

Our gross profit as a percentage of sales for the third quarter was down to 7.6% in 2004 from 8.1% in 2003 because of the new program ramps, new program introduction delays and changes in the program mix during the quarter. These activities combined to impact the level of efficiency in our production and negatively impacted our gross profit. We see continued demand for services in Asia and in the engineering and design areas. As we increase our revenue base in Asia, we do not see significant changes to our business model. We do see that some of the programs may have a higher level of cost of goods sold, given the material content of the products and the lower labor costs. These same programs typically demonstrate lower levels of selling, general and administrative expenses but render the same operating margin.

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

Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss would be recognized to the extent that the carrying amount exceeds the asset’s fair value. We completed the annual impairment test during the fourth quarter of 2003 and determined that no impairment existed as of the date of the impairment test. Goodwill is measured at the reporting unit level, which we have determined to be consistent with our operating segments as defined in Note 8 to the Condensed Consolidated Financial Statements –

“Business Segments and Geographic Areas,” by determining the fair values of the reporting units using a discounted cash flow model and comparing those fair values to the carrying values, including goodwill, of the reporting unit. As of September 30, 2004 and December 31, 2003, we had net goodwill of approximately $113.5 million. Circumstances that may lead to impairment of goodwill include unforeseen decreases in future performance or industry demand, and the restructuring of our operations as a result of a change in our business strategy.

RESULTS OF OPERATIONS

The following table presents the percentage relationship that certain items in our Condensed Consolidated Statements of Income bear to sales for the periods indicated. The financial information and the discussion below should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

	Three Months Ended September 30,		Nine Months Ended September 30
	2004	2003	2004	2003
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	92.4	91.9	92.3	91.9
Gross profit	7.6	8.1	7.7	8.1
Selling, general and administrative expenses	2.9	3.6	3.1	3.6
Contract settlement	0.0	0.0	0.0	(0.6)
Income from operations	4.7	4.5	4.6	5.1
Interest expense	(0.1)	(0.4)	(0.1)	(0.5)
Other income	0.2	0.2	0.2	0.1
Income before income taxes	4.8	4.3	4.7	4.7
Income tax expense	1.3	1.5	1.3	1.6
Net income	3.5%	2.8%	3.4%	3.1%

Sales

Sales for the third quarter of 2004 were $504.8 million, a 10.8% increase from sales of $455.4 million for the same quarter in 2003.  The increase of $49.4 million resulted from increased sales under new programs and increased activity with existing customers. Of this increase, $20.2 million was attributable to the operation of our systems integration facilities and $36.9 million to an overall increase in printed circuit board assembly (PCBA) sales volume.  These increases were partially offset by a decrease of $7.7 million primarily due to decreased demand in Europe which resulted in the consolidation and downsizing of certain manufacturing facilities.

A substantial percentage of our sales have been made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. During the third quarter of 2004, our two largest customers together represented 43.5% of our sales, with one customer accounting for 27.4% of our sales. Sales to our largest customer, Sun Microsystems, Inc., decreased to 27.4% of our sales in the third quarter of 2004 from 42.0% of our sales in the third quarter of 2003. During the third quarter of 2004, the level of concentration among our top customers decreased as revenues from our remaining customer base expanded. Our future sales are dependent on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Sales to our customers, other than our two largest customers, increased to $285.6 million in the third quarter of 2004 from $197.3 million in the third quarter of 2003, an increase of $88.3 million. We expect the third quarter revenue from our largest customer to be the low point for 2004 from a revenue dollar standpoint due to the seasonality of this account and a new program introduction. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on us.

Our manufacturing and assembly operations include printed circuit boards and subsystem assembly, box build and systems integration. Systems integration is the process of integrating subsystem and printed circuit board assemblies and, often, downloading and integrating software, to produce a fully configured product. Systems integration is a value-added service that is not separable from our overall contract manufacturing service. Sales from the operation of our systems integration facilities represented 24.8% and 21.0% of our sales for the nine months ended September 30, 2004 and 2003, respectively.

We have 17 manufacturing facilities in the Americas, Europe and Asia to serve our customers. We are operated and managed geographically. See Note 8 to the Condensed Consolidated Financial Statements. Our facilities in the Americas provided 75.1% and 78.6% of net sales, respectively, during the third quarter of 2004 and 2003, and 75.8% and 78.2% of net sales, respectively, during the first nine months of 2004 and 2003. Our Americas region includes facilities in Angleton, Texas, Beaverton, Oregon, Campinas, Brazil, Guadalajara, Mexico, Hudson, New Hampshire, Huntsville, Alabama, Loveland, Colorado, Manassas, Virginia, Redmond, Washington and Winona, Minnesota. There are two facilities in Huntsville, Alabama - a systems integration facility and a PCBA facility. We opened the Loveland, Colorado facility in May 2003 and the Redmond, Washington facility in November 2003.  Both of the Loveland and Redmond facilities provide systems integration services. Our facilities in Europe provided 5.1% and 8.0% of net sales, respectively, during the third quarter of 2004 and 2003, and 5.3% and 9.3% of net sales, respectively, during the first nine months of 2004 and 2003. Our Europe region includes facilities in Dublin, Ireland, Leicester, England and in 2003, included a facility in East Kilbride, Scotland and a facility in Cork, Ireland. The Dublin facility provides systems integration services. During the fourth quarter of 2003, we closed our East Kilbride, Scotland facility. The East Kilbride, Scotland facility was sold on August 31, 2004. During the second quarter of 2003, we closed the Cork, Ireland facility. The Cork facility was sold on April 8, 2004. Our facilities in Asia provided 19.8% and 13.4% of our net sales, respectively, during the third quarter of 2004 and 2003, and 18.9% and 12.6% of net sales, respectively, during the first nine months of 2004 and 2003. Our Asia region includes facilities in the Republic of Singapore, Ayudhaya and Korat, Thailand and Suzhou, China. The Korat, Thailand facility began operations in September 2004. The Singapore facility included both a systems integration and PCBA operation during 2003. During 2003, the PCBA facility in Singapore ceased operations.

Our international operations are subject to the risks of doing business abroad. These dynamics have not had a material adverse effect on our results of operations through September 30, 2004. However, we cannot assure you that there will not be an adverse impact in the future. See RISK FACTORS for factors pertaining to our international sales and fluctuations in the exchange rates of foreign currency and for further discussion of potential adverse effects in operating results associated with the risks of doing business abroad. During the first nine months of 2004 and 2003, 30.1% and 26.6%, respectively, of our sales were from our international operations.

Americas

Sales in the Americas during the quarter ended September 30, 2004 increased $21.4 million, or 6.0%, compared to the same period of 2003. This net increase included a $21.8 million increase attributable to sales under new programs and increased activity with existing systems integration customers. Sales in the Americas during the nine months ended September 30, 2004 increased $62.3 million, or 5.9%, compared to the same period of 2003. This net increase included a $93.9 million increase attributable to sales under new programs and increased activity with existing systems integration customers. This increase was offset by a $31.6 million net decrease in PCBA sales volume attributable to the impact of maturing programs and new product introductions.

Europe

Sales in Europe during the quarter ended September 30, 2004 decreased $10.8 million, or 29.7%, compared to the same period of 2003. This net decrease included a $0.4 million decrease in sales volumes from systems integration customers, a $7.7 million decrease in PCBA sales due to decreased demand which resulted in the closing of the East Kilbride, Scotland and Cork, Ireland facilities and a $2.7 million net decrease in overall PCBA sales volume. Sales in Europe during the nine months ended September 30, 2004 decreased $46.9 million, or 37.5%, compared to the same period of 2003. This net decrease included a $13.9 million decrease in sales volumes from systems integration customers, a $24.6 million decrease in PCBA sales resulting from the closing of the East Kilbride, Scotland and Cork, Ireland facilities and an $8.4 million net decrease in overall PCBA sales volume. The overall decrease in sales volume in Europe is a result of lower demand for our customers’ products in Europe and the transfer of production for some customers to lower cost production geographies.

Asia

Sales in Asia during the quarter ended September 30, 2004 increased $38.8 million, or 63.4%, compared to the same period of 2003. This net increase included a $1.1 million decrease attributable to sales activity with existing systems integration customers and a $39.9 million net increase in PCBA sales volumes attributable to the impact of ramping new programs in Asia and transferring existing customer business to Asia. Sales in Asia during the nine months ended September 30, 2004 increased $109.0 million, or 64.0%, compared to the same period of 2003. This net increase included a $2.4 million increase attributable to sales under new programs and increased activity with existing systems integration customers and a $106.6 million net increase in PCBA sales volumes attributable to the impact of ramping new programs in Asia and transferring existing customer business to Asia.

Gross Profit

Gross profit increased 4.2% to $38.5 million for the third quarter of 2004 from $37.0 million in the same quarter of 2003. Gross profit as a percentage of sales for the three months ended September 30, 2004 and 2003, respectively, decreased to 7.6% from 8.1%. Gross profit increased 4.1% to $114.0 million for the first nine months of 2004 from $109.5 million in the same period of 2003. Gross profit as a percentage of sales for the nine months ended September 30, 2004 and 2003, respectively, decreased to 7.7% from 8.1%.  Gross profit as a percentage of sales decreased because of new program ramps, new program introduction delays and a high level of mix changes during 2004.  These activities combined to impact the level of efficiency in our production and negatively impacted our gross profit.

We expect that a number of our higher volume programs with customers will remain subject to competitive restraints on the margin that may be realized from these programs and that these restraints could exert downward pressure on our margins in the near future. For the foreseeable future, our gross margin is expected to depend primarily on facility utilization, product mix, start-up of new programs, pricing within the electronics industry, and the integration of acquisitions. The gross margins at each facility and for Benchmark as a whole are expected to continue to fluctuate. Increases in start-up costs associated with new programs and pricing within the electronics industry also could adversely impact our gross margin as they did during the first nine months of 2004.

The third quarter 2004 and 2003 gross profit includes charges (credits) related to reserves for excess and obsolete inventory. During the third quarter of 2004 and 2003, $(0.4) million and $0.3 million of (reduced) additional inventory reserves were recorded, respectively. We write down our inventories for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and estimated market value based on assumptions of future demands and market conditions. Customers frequently make changes to their forecasts, requiring us to make changes to our inventory purchases, commitments, and production scheduling and may require us to cancel open purchase commitments with our vendors. This process may lead to on-hand inventory quantities and on-order purchase commitments that are in excess of our customers’ revised needs, or parts that become obsolete before use in production. We record inventory reserves primarily on excess and obsolete inventory.  These reserves are established on inventory which we have determined that our customers are not responsible for or on inventory that we believe our customers are unable to fulfill their obligation to ultimately purchase such inventory from us.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $14.6 million and $16.3 million in the third quarter of 2004 and 2003, respectively, and $45.6 million and $49.2 million in the first nine months of 2004 and 2003, respectively. Selling, general and administrative expenses as a percentage of sales decreased from 3.6% for the third quarter of 2003 to 2.9% for the third quarter of 2004, and decreased from 3.6% for the first nine months of 2003 to 3.1% for the first nine months of 2004. The decrease in selling, general and administrative expenses as a percentage of sales is primarily associated with the increase in sales and also reflects the impact of facility consolidation and downsizing which occurred in 2003.

The charge to operations for bad debt allowance declined to $0.1 million (net of an accounts receivable recovery of $0.6 million) in the third quarter of 2004 from $0.4 million in the third quarter of 2003 and to $1.3 million (net of an accounts receivable recovery of $0.6 million) in the first nine months of 2004 from $5.7 million in the first nine months of 2003 as a result of the improvement in the financial condition of a number of our customers.

Contract Settlement

During the first quarter of 2003, we settled and released various claims arising out of customer manufacturing agreements. In connection with the settlement of these claims, we recorded a non-cash gain totaling $8.1 million.

Interest Expense

Interest expense for the three and nine-month periods ended September 30, 2004 and 2003 was approximately $0.4 million and $2.0 million and $1.6 million and $6.9 million, respectively. The decrease is primarily due to repayments of outstanding debt and to the conversion of our 6% Convertible Subordinated Notes to common stock in September 2003. See Note 5 to the Condensed Consolidated Financial Statements.

Income Tax Expense

Income tax expense of $18.7 million represented an effective tax rate of 26.9% for the nine months ended September 30, 2004, compared with $21.1 million at an effective tax rate of 33.4% for the same period in 2003. The decrease in the effective tax rate is primarily due to higher estimated income tax benefits for 2004 in foreign tax jurisdictions as compared to 2003. See Note 7 to the Condensed Consolidated Financial Statements.

Net Income

We reported net income for the three and nine-month periods ended September 30, 2004 of approximately $18.0 million and $50.8 million, or diluted earnings of $0.43 and $1.20 per share, compared with $12.9 million and $42.0 million, or diluted earnings of $0.32 and $1.08 per share, for the same periods of 2003. The increases of $5.1 million and $8.8 million, respectively, during the three and nine-month periods ended September 30, 2004 were due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our growth and operations through funds generated from operations, proceeds from the sale of our securities and funds borrowed under our credit facilities. Cash and cash equivalents decreased to $311.7 million at September 30, 2004 from $356.1 million at December 31, 2003.

Cash used in operating activities was $23.4 million in the first nine months of 2004.  The cash used in operations during the first nine months of 2004 consisted primarily of $50.8 million of net income adjusted for $20.4 million of depreciation and amortization, offset by $50.6 million increase in accounts receivable and $51.1 million increase in inventories. Working capital was $540.2 million at September 30, 2004 and $465.9 million at December 31, 2003.  Our days sales outstanding of 46 days and our inventory turns of 6.4 times reflect the impact of the level of new program activities, mix changes, as well as the back end loading of the quarter demand by our customers.

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

Cash used in investing activities was $5.0 million for the nine months ended September 30, 2004. Capital expenditures of $9.4 million were primarily concentrated in manufacturing production equipment in Asia and the Americas to support our ongoing business and to expand certain existing manufacturing operations.  Proceeds from the sale of property, plant and equipment of $4.7 million include $1.8 million from the sale of the Cork, Ireland facility in April 2004 and $2.3 million from the sale of the East Kilbride, Scotland facility in August 2004.

Cash used in financing activities was $16.8 million for the nine months ended September 30, 2004. During the first nine months of 2004, we made principal payments on our term loan of $21.0 million which repaid the loan in full and received $4.2 million from the exercise of stock options and the employee stock purchase plan. See Note 5 to the Condensed Consolidated Financial Statements.

We have a $158.9 million revolving line of credit facility with a syndicate of commercial banks. We are entitled to borrow under the revolving credit facility up to the lesser of $158.9 million or the sum of 75% of our eligible accounts receivable, 45% of our eligible inventories and 50% of our eligible fixed assets. Interest on the revolving credit facility and the term loan is payable quarterly, at our option, at either the bank’s Eurodollar rate plus 1.25% to 3.00% or its prime rate plus 0.00% to 1.75%, based upon our debt ratio as specified in the agreement. A commitment fee of 0.375% to 0.500% per annum on the unused portion of the revolving credit facility is payable quarterly in arrears. The revolving credit facility matures on December 30, 2004. We are currently in discussions with our lenders about the possibility of entering into a new credit facility at some time in the future.  Given our current cash position, management believes the timing of entering into a new credit facility is flexible. As of September 30, 2004, we had no borrowings outstanding under the revolving credit facility, $1.2 million outstanding letters of credit and $157.7 million was available for future borrowings.

The revolving credit facility is secured by our domestic inventory and accounts receivable, 100% of the stock of our domestic subsidiaries, and 65% of the voting capital stock of each direct foreign subsidiary and substantially all of our and our domestic subsidiaries’ other tangible and intangible assets. The revolving credit facility contain customary financial covenants as to working capital, interest coverage, debt leverage, fixed charges, and consolidated net worth, and restricts our ability to incur additional debt, pay dividends, sell assets and to merge or consolidate with other persons without the consent of the bank. At September 30, 2004, we were in compliance with all such restrictions.

Our Thailand subsidiary has a Credit Agreement with Thai Farmers Bank Public Company Limited and Bank of Ayudhya Public Company Limited (the Thai Credit Agreement). The Thai Credit Agreement provides that the lenders will make available to our Thailand subsidiary up to approximately $53.5 million in revolving loans, term loans and machinery loans for a term of five years through September 2006. On April 1, 2003, our Thailand subsidiary repaid all amounts outstanding under the Thai Credit Agreement. The Thai Credit Agreement is secured by land, buildings and machinery in Thailand. In addition, the Thai Credit Agreement provides for approximately $1.4 million (60.0 million Thai baht) in working capital availability. At September 30, 2004, our Thailand subsidiary had no working capital borrowings outstanding.

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

At September 30, 2004, we had cash and cash equivalents totaling $311.7 million, total long-term debt of $15 thousand and $157.7 million available for borrowings under our revolving credit facility. We currently believe that during the next twelve months, our capital expenditures will be between $40 and $50 million, principally for machinery and equipment to support our ongoing business and expansion in Asia. Management believes that our existing cash balances and funds generated from operations will be sufficient to permit us to meet our liquidity requirements over the next twelve months. Management further believes that our ongoing cash flows from operations and any borrowings we may incur and any credit facility we may enter into in the future will enable us to meet future operating cash requirements in future years. Should we desire to consummate significant acquisition opportunities, our capital needs would increase and could possibly result in our need to increase available borrowings under our revolving credit facility or access public or private debt and equity markets. There can be no assurance, however, that we would be successful in raising additional debt or equity on terms that we would consider acceptable.

RISK FACTORS

The loss of a major customer would adversely affect us.

A substantial percentage of our sales have been made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. During the first nine months of 2004, our two largest customers together represented 43.5% of our sales, with one customer accounting for 27.4% of our sales. Our future sales are dependent on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. As we ramp new programs and the new programs mature, we expect the percentage of sales to our two largest customers to decline. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on us.

We expect to continue to depend on the sales from our largest customers and any material delay, cancellation, changes in pricing formulas or reduction of orders from these or other significant customers would have a material adverse effect on our results of operations. In addition, we generate significant accounts receivable in connection with providing manufacturing services to our customers. If one or more of our customers were to become insolvent or otherwise unable to pay for the manufacturing services provided by us, our operating results and financial condition would be adversely affected.

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

We compete against many providers of electronics manufacturing services. Certain of our competitors have substantially greater resources and more geographically diversified international operations than we do. Our competitors include large independent manufacturers such as Celestica, Inc., Flextronics International Ltd., Jabil Circuit, Inc., Sanmina-SCI Corporation, Solectron Corporation and Venture Corporation Limited. We also face competition from the manufacturing operations of our current and future customers.

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

We currently operate outside the United States in Brazil, China, England, Ireland, Mexico, Singapore and Thailand. During the first nine months of 2004 and 2003, 30.1% and 26.6%, respectively, of our sales were from our international operations. These international operations may be subject to a number of risks, including:

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

Start-up costs and inefficiencies related to new or transferred programs can adversely affect our operating results and such costs may not be recoverable if such new programs or transferred programs are cancelled.

Start-up costs, the management of labor and equipment resources in connection with the establishment of new programs and new customer relationships, and the need to estimate required resources in advance can adversely affect our gross margins and operating results. These factors are particularly evident in the early stages of the life cycle of new products and new programs or program transfers. The effects of these start-up costs and inefficiencies can also occur when we re-open inactive facilities, such as our facility in Korat, Thailand, which began production in the third quarter of 2004. These factors also affect our ability to efficiently use labor and equipment. Due to the improved economy and our increased marketing efforts, we are currently managing a number of new programs. Consequently, our exposure to these factors has increased. In addition, if any of these new programs or new customer relationships were terminated, our operating results could be harmed, particularly in the short term and we may not be able to recoup these start-up costs.

Our success will continue to depend to a significant extent on our executives.

We depend significantly on certain key executives, including, but not limited to,  Cary T. Fu, Gayla J. Delly and Steven A. Barton. The unexpected loss of the services of any one of these executive officers would have an adverse effect on us.

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

We have the ability to borrow approximately $212.6 million under our Revolving Credit Facility and the Thai Credit Agreement.  In addition, we could incur additional indebtedness in the future in the form of bank loans, notes or convertible securities.  An increase in the level of our indebtedness, among other things, could:

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal control over financial reporting. In addition, the public accounting firm auditing the company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal control over financial reporting. During the course of our review activities, the Company has identified certain internal control issues which management believes should be improved. The Company’s review continues, but to date the Company has not identified any material weaknesses in its internal controls as defined by the Public Company Accounting Oversight Board.  If our independent auditors interpret the Section 404 requirements and the related rules and regulations differently from us or if our independent auditors are not satisfied with our internal control over financial reporting or with the level at which it is documented, operated or reviewed, they may decline to attest to management’s assessment or issue a qualified report. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our shares to decline.

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

•                  Inflationary economies or currencies; and

•                  Economic and political instability.

We do not use derivative financial instruments for speculative purposes. Our practice is to maintain a hedged position for certain significant transaction exposures. These exposures are primarily, but not limited to, vendor payments and inter-company balances in currencies other than the currency in which our foreign operation primarily generates and expends cash. Our international operations in some instances operate in a natural hedge because both operating expenses and a portion of sales are denominated in local currency. In the future, significant transactions involving our international operations may cause us to consider engaging in hedging transactions to attempt to mitigate our exposure to fluctuations in foreign exchange rates.  As of September 30, 2004, we did not have any foreign currency hedges.  Our sales are substantially denominated in U.S. dollars.  Our primary foreign currency cash flows are generated in certain European countries and Brazil.

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

The Company is currently undergoing a comprehensive effort to comply with Section 404 of the Sarbanes-Oxley Act of 2002. Compliance is required for our year-end December 31, 2004. This effort includes documenting and testing of internal controls. During the course of our review activities, the Company has identified certain internal control issues which management believes should be improved. The Company’s review continues, but to date the Company has not identified any material weaknesses in its internal controls as defined by the Public Company Accounting Oversight Board. The Company is nonetheless making improvements to its internal controls over financial reporting as a result of its review efforts. These planned improvements include additional information technology system controls, further formalization of policies and procedures, improved segregation of duties and additional monitoring controls.

Our management, including our CEO and CFO, does not expect that our disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

Benchmark filed a lawsuit against J.M. Huber Corporation (the Seller) in the United States District Court for the Southern District of Texas for breach of contract, fraud and negligent misrepresentation on December 14, 1999 seeking an unspecified amount of damages in connection with the Amended and Restated Stock Purchase Agreement dated August 12, 1999 between the parties, whereby we acquired all of the stock of AVEX Electronics, Inc. from Seller. On January 5, 2000, Seller filed suit in the United States District Court for the Southern District of New York alleging that Benchmark failed to comply with certain obligations under the contract requiring us to register shares of our common stock issued to Seller as partial consideration for the acquisition. Seller’s suit was consolidated with the Company’s suit in the United States District Court for the Southern District of Texas (the Court). On January 29, 2004, we served our First Request for Production of Documents on the Seller. On April 8, 2004, the Court held a status conference with the parties. Following such status conference, the Court issued an order instructing the parties to engage in discovery. The parties submitted their most recent status report to the Court on August 30, 2004. Subsequently, the parties began negotiation of a release and settlement agreement disposing of all claims between the parties. On November 2, 2004, having been advised that a settlement had been reached in principle between the parties, the Court dismissed the case with prejudice, except that the parties may move for reinstatement by December 29, 2004, only because the approval of the settlement could not be obtained by the principals.

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

31.1                           Section 302 Certification of Chief Executive Officer

31.2                           Section 302 Certification of Chief Financial Officer

32.1                           Section 1350 Certification of Chief Executive Officer

32.2                           Section 1350 Certification of Chief Financial Officer

(b)         Reports on Form 8-K.

The Company filed the following Current Reports on Form 8-K during the quarter ended September 30, 2004:

Current Report on Form 8-K dated July 22, 2004 furnishing information relating to the Company’s results for the second quarter 2004.

Current Report on Form 8-K dated September 16, 2004 announcing changes in executive officers effective September 13, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 8, 2004.

BENCHMARK ELECTRONICS, INC.
(Registrant)

By:	/s/ Cary T. Fu
Cary T. Fu
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gayla J. Delly
Gayla J. Delly
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer