Form 10-K
period 2004-12-31
BENCHMARK ELECTRONICS INC
filed 2005-03-16
CIK 863436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number 1-10560

BENCHMARK ELECTRONICS, INC.

(Exact Name of Registrant as Specified in its Charter)

Texas	74-2211011
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
3000 Technology Drive Angleton, Texas	77515
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:
(979) 849-6550

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.10 per share	New York Stock Exchange, Inc.
Preferred Stock Purchase Rights	New York Stock Exchange, Inc.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes   ☒   No   ☐

As of June 30, 2004, the number of outstanding shares of Common Stock was 41,092,173. As of such date, the aggregate market value of the shares of Common Stock held by non-affiliates, based on the closing price of the Common Stock on the New York Stock Exchange on such date, was approximately $1.2 billion.

As of March 9, 2005 there were 41,654,694 shares of Benchmark Electronics, Inc. Common Stock, par value $0.10 per share, outstanding.

Documents Incorporated by Reference:

(1)   Portions of the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2004 (Part II Items 5-8).

(2)   Portions of the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders (Part III, Items 10-13).

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

General

We are in the business of manufacturing electronics and we provide our services to original equipment manufacturers (OEMs) of computers and related products for business enterprises, medical devices, industrial control equipment, testing and instrumentation products, and telecommunication equipment. The services that we provide are commonly referred to as electronics manufacturing services (EMS). We offer our customers comprehensive and integrated design and manufacturing services, from initial product design to volume production and direct order fulfillment. We also provide specialized engineering services, including product design, printed circuit board layout, prototyping and test development. We believe that we have developed strengths in the manufacturing process for large, complex, high-density printed circuit boards as well as the ability to manufacture high and low volume products in lower cost regions such as Latin and South America and Southeast Asia.

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

We currently operate a total of 50 surface mount production lines (where electrical components are soldered directly onto printed circuit boards) at our domestic facilities and 60 surface mount production lines at our international facilities. Our worldwide facilities include 1.3 million square feet in our domestic facilities in Alabama, Colorado, Minnesota, New Hampshire, Oregon, Texas and Washington; and 0.9 million square feet in our international facilities in Brazil, China, England, Ireland, Mexico, Singapore and Thailand.

Our capabilities have continued to grow through acquisitions and through internal expansion. Our most recent acquisition, the July 2002 acquisition of ACT Manufacturing (Thailand) Public Company Limited and ACT Manufacturing Holdings UK Limited, provided us with additional manufacturing capacity in Thailand and England. During 2004, we expanded our manufacturing capacity in Thailand with a PCBA facility in Korat and a new systems integration facility in Ayudhaya. Additionally, we expanded our relationships with certain customers during 2003 and added two new systems integration facilities in Loveland, Colorado and Redmond, Washington. In 2002, we opened a new printed circuit board assembly facility in Suzhou, China that began production during 2003.

We believe our primary competitive advantages are our design, manufacturing, testing and supply chain management capabilities. We offer our customers flexible manufacturing solutions throughout the life cycle of their products. These solutions provide accelerated time-to-market, time-to-volume production, and reduced production costs. As a result of working closely with our customers and responding promptly to their needs, we have become an integral part of their operations. In addition, our workforce is led by a management team that founded the Company and has an average of 23 years of industry experience.

Our Industry

The EMS industry experienced rapid change and growth over most of the past decade as an increasing number of OEMs outsourced their manufacturing requirements. In mid-2001, the industry’s revenue declined as a result of significant cut backs in its customers’ production requirements, which was consistent with the overall global economic downturn. Nonetheless, OEMs have continued to turn to outsourcing in order to reduce product cost; achieve accelerated time-to-market and time-to-volume production; access advanced design and manufacturing technologies; improve inventory management and purchasing power; and reduce their capital investment in manufacturing resources. This enables OEMs to concentrate on what they believe to be their core strengths, such as new product definition, marketing and sales. Industry revenues have slowly begun to increase again over the last year as customer production requirements generally began to stabilize. We believe further growth opportunities exist for EMS providers to penetrate the worldwide electronics markets.

Our Strategy

Our goal is to be the EMS outsourcing provider of choice to leading OEMs in the electronics industry that we perceive from time to time to offer the greatest potential for growth. To meet this goal, we have implemented the following strategies:

•       Maintain and Develop Close, Long-Term Relationships with Customers.   Our core strategy is to maintain and establish long-term relationships with leading OEMs in expanding industries by becoming an integral part of our customers’ manufacturing operations. To accomplish this, we work closely with our customers throughout the design, manufacturing and distribution process, and we offer flexible and responsive services. We believe that we develop stronger customer relationships by relying on our local management teams that respond to frequently changing customer design specifications and production requirements.

•       Focus on High-End Products in Growth Industries.   EMS providers produce products for a wide range of OEMs in different industries that offer the greatest potential for growth, such as consumer electronics, Internet-focused businesses and information technology equipment. The product scope ranges from easy to assemble, low-cost high-volume products targeted for the consumer market to complicated state-of-the-art, mission critical electronic hardware. Similarly, OEMs’ customers range from consumer-oriented companies that compete primarily on price and redesign their products every year to manufacturers of high-end telecommunications equipment and computer and related products for business enterprises that compete on technology and quality. We currently offer state-of-the-art products for industry leaders who require specialized engineering design and production services, as well as high volume manufacturing capabilities to our customer base. Our ability to offer both of these types of services enables us to expand our business relationships.

•       Deliver Complete High and Low Volume Manufacturing Solutions Globally.   We believe OEMs are increasingly requiring a wide range of specialized engineering and manufacturing services from EMS providers in order to reduce their costs and accelerate their time-to-market and time-to-volume production. Building on our integrated engineering and manufacturing capabilities, we offer services from initial product design and test to final product assembly and distribution to the OEMs’ customers. Our systems integration assembly and direct order fulfillment services allow our customers to reduce product cost and risk of product obsolescence by reducing their total work-in-process and finished goods inventory. These services are available at many of our manufacturing locations. We also offer our customers high volume production in low cost regions of the world, such as Brazil, China, Mexico and Thailand. These full service capabilities allow us to offer customers the flexibility to move quickly from design and initial product introduction to production and distribution. We offer our customers the opportunity to combine the benefits of low cost manufacturing (for the portions of their products or systems that can benefit from the use of these geographic areas) with the benefits and capabilities of our higher complexity support of systems integration in either Asia, Europe or the United States.

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

•       Continue Our Global Expansion.   A network of strategically positioned facilities can reduce costs, simplify and shorten an OEM’s supply chain and reduce the time it takes to bring product to market. We are committed to pursuing geographic expansion in order to support our global customers with cost-effective and timely delivery of quality products and services worldwide. Our acquisition of facilities in Thailand and England and the opening of a facility in Suzhou, China have expanded our service scope to provide a global manufacturing solution to our customers through our 17 facilities in eight countries located in Brazil, China, England, Ireland, Mexico, Singapore, Thailand and the United States.

•       Selectively Pursue Strategic Acquisitions.   Our capabilities have continued to grow through acquisitions and we will continue to selectively seek acquisition opportunities. Our acquisitions have enhanced our business in the following ways:

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

Distribution.   We offer our customers flexible, just-in-time delivery programs allowing product shipments to be closely coordinated with customers’ inventory requirements. Increasingly, we ship products directly into customers’ distribution channels or directly to the end-user. We believe that this service can provide our customers with a more comprehensive solution and enable them to be more responsive to market demands.

Direct Order Fulfillment.   We provide direct order fulfillment for certain of our OEM customers. Direct order fulfillment involves receiving customer orders, configuring products to quickly fill the orders and delivering the products either to the OEM, a distribution channel or directly to the end customer. We manage our direct order fulfillment processes using a core set of common systems and processes that receive order information from the customer and provide comprehensive supply chain management, including procurement and production planning. These systems and processes enable us to process orders for multiple system configurations, and varying production quantities, including single units. Our direct order fulfillment services include build-to-order (BTO) and configure-to-order (CTO) capabilities. BTO involves building a system having the particular configuration ordered by the OEM customer. CTO involves configuring systems to an end customer’s order. The end customer typically places this order by choosing from a variety of possible system configurations and options. We are capable of meeting a 20 to 48 hour turn-around-time for BTO and CTO by using advanced manufacturing processes. We support our direct order fulfillment services with logistics that include delivery of parts and assemblies to the final assembly site, distribution and shipment of finished systems, and processing of customer returns.

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

Our key customer accounts are managed by a dedicated account team, including a global account manager directly responsible for account management. Global account managers coordinate activities across divisions to effectively satisfy customer requirements and have direct access to our executive management to quickly address customer concerns. Local customer account teams further support the global teams and are linked by a comprehensive communications and information management infrastructure. In addition, our executive management, including our president and chief executive officer, Cary Fu, and our chief financial officer, Gayla Delly, are heavily involved in customer relations and devote significant attention to broadening existing, and developing new, customer relationships.

The following table sets forth the percentages of our sales by industry for 2004, 2003 and 2002.

	2004	2003	2002
Computers & related products for business enterprises	58%	62%	64%
Telecommunication equipment	13	12	13
Industrial control equipment	12	12	8
Medical devices	9	8	11
Testing & instrumentation products	8	6	2
Video/Audio/Entertainment products	—	—	2

A substantial percentage of our sales have been made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. During 2004, our two largest customers, Sun Microsystems, Inc. and EMC Corporation, each represented in excess of 10% of our total sales and, in the aggregate, represented 47.0% of our total sales. Sales to our largest customer, Sun Microsystems, Inc., decreased to 30.8% of our sales in 2004 from 44.0% of our sales in 2003. During 2004, the level of concentration among our top customers decreased as revenues from our remaining customer base expanded. Sales to our customers other than our two largest customers increased to $1.1 billion in 2004 from $792.4 million in 2003, an increase of $267.5 million. Our future sales are dependent on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on us. Consolidation among our customers may further reduce the number of customers that generate a substantial percentage of our sales and exposes us to increased risks related to dependence on a small number of customers.

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

Backlog

We had a backlog of approximately $1.6 billion at December 31, 2004, as compared to the 2003 year-end backlog of $1.1 billion. Backlog consists of purchase orders received, including, in some instances, forecast requirements released for production under customer contracts. We believe the increase in backlog is attributable to the organic growth of our business. Although we expect to fill substantially all of our year-end backlog during 2005, we currently do not have long-term agreements with all of our customers and customer orders can be canceled, changed or delayed by customers. The timely replacement of canceled, changed or delayed orders with orders from new customers cannot be assured, nor can there be any assurance that any of our current customers will continue to utilize our services. Because of these factors, backlog is not a meaningful indicator of future financial results.

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

In addition, in recent years, original design manufacturers (ODMs) that provide design and manufacturing services to OEMs, have significantly increased their share of outsourced manufacturing services provided to OEMs in markets such as notebook and desktop computers, personal computer motherboards, and consumer electronic products. Competition from ODMs may increase if our business in these markets grows or if ODMs expand further into or beyond these markets.

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

Employees

As of December 31, 2004, we employed 7,393 people, of whom 5,362 were engaged in manufacturing and operations, 872 in materials control and procurement, 593 in design and development, 167 in marketing and sales, and 399 in administration. None of our domestic employees are represented by a labor union. In certain international locations, our employees are represented by labor unions and by works councils. We have never experienced a strike or similar work stoppage and we believe that our employee relations are satisfactory.

Segments and International Operations

Benchmark has 17 manufacturing facilities in the Americas, Europe, and Asia regions to serve its customers. Benchmark is operated and managed geographically and management evaluates performance and allocates Benchmark’s resources on a geographic basis. We currently operate outside the United States in Brazil, China, England, Ireland, Mexico, Singapore and Thailand. During 2004 and 2003, 30.2% and 27.0%, respectively, of our sales were from our international operations. The increase in the percentage of international sales for 2004 as compared to 2003 primarily reflects the additional sales resulting from the operation of the facilities in Thailand, including the Korat facility which began operations in September 2004. As a result of continuous customer demand overseas, we expect foreign sales to increase. Our foreign sales and operations are subject to risk of doing business abroad, including fluctuations in the value of currency, export duties, import controls and trade barriers, including stoppages, longer payment cycles, greater difficulty in accounts receivable collection, burdens of complying with a wide variety of foreign laws and, in certain parts of the world, political instability. While, to date, these factors have not had a material adverse effect on Benchmark’s results of operations, we cannot assure that there will not be an adverse impact in the future. See Note 12 of Notes to Consolidated Financial Statements for segment and geographical information.

Available Information

Our internet address is www.bench.com. We make available free of charge through our internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the Securities and Exchange Commission. All reports we file with the SEC are also available free of charge via EDGAR through the SEC’s website at www.sec.gov.

Item 2.                        Properties

Benchmark currently has 17 manufacturing facilities worldwide.

Our customers market numerous products throughout the world and therefore need to access manufacturing services on a global basis. To enhance our EMS offerings, we seek to locate our facilities either near our customers and our customers’ end markets in major centers for the electronics industry or, where appropriate, in lower cost locations. Many of our plants located near customers and their end markets are focused primarily on final system assembly and test, while plants located in lower cost areas are engaged primarily in less complex component and subsystem manufacturing and assembly.

The following chart summarizes our principal manufacturing facilities owned or leased by Benchmark and its subsidiaries:

Location	Sq. Ft.	Ownership
Angleton, Texas	109,000	Owned
Ayudhaya, Thailand	243,000	Owned
Ayudhaya, Thailand Systems Integration	65,000	Leased
Beaverton, Oregon	77,000	Leased
Campinas, Brazil	40,000	Leased
Dublin, Ireland	104,000	Leased
Guadalajara, Mexico	150,000	Leased
Hudson, New Hampshire	262,000	Leased
Huntsville, Alabama	276,000	Owned
Huntsville, Alabama Systems Integration	144,000	Leased
Korat, Thailand	126,000	Owned
Leicester, England	55,000	Leased
Loveland, Colorado	139,000	Leased
Redmond, Washington	79,000	Leased
Suzhou, China	115,000	Leased
Singapore	53,000	Leased
Winona, Minnesota	208,000	Leased, Owned
Total	2,245,000

We also own a facility in Rangsit, Thailand with a total of 90,000 sq. ft. and lease a facility in Mountain View, California with a total of 21,000 sq. ft. that are currently not in operation. Our leased facility in Manassas, Virginia with a total of 44,000 sq. ft. is scheduled to close by the end of the first quarter of 2005.

Item 3.                        Legal Proceedings

Benchmark filed a lawsuit against J.M. Huber Corporation (the Seller) in the United States District Court for the Southern District of Texas for breach of contract, fraud and negligent misrepresentation on December 14, 1999 seeking an unspecified amount of damages in connection with the Amended and Restated Stock Purchase Agreement dated August 12, 1999 between the parties whereby we acquired all of the stock of AVEX Electronics, Inc. from Seller. On January 5, 2000, Seller filed suit in the United States District Court for the Southern District of New York alleging that Benchmark failed to comply with certain obligations under the contract requiring us to register shares of our common stock issued to Seller as partial consideration for the acquisition. Seller’s suit was consolidated with Benchmark’s suit in the United States District Court for the Southern District of Texas (the Court). In September 2004, the parties began negotiation of a release and settlement disposing of all claims between the parties. On November 2, 2004, having been advised that a settlement had been reached in principle between the parties, the Court dismissed the case with prejudice, except that the parties were allowed to move for reinstatement by December 29, 2004, only if the approval of the settlement was not obtained by the principals. The parties executed a settlement agreement effective November 15, 2004, pursuant to which each party released all claims arising out of the purchase of AVEX; no money was paid as part of the settlement. The Court entered the final order of dismissal, dismissing the suit with prejudice, on December 10, 2004.

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

Item 4.                        Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The information on page 63 of the Company’s printed Annual Report to Shareholders for the fiscal year ended December 31, 2004 (the 2004 Annual Report) is incorporated herein by reference in response to this item.

Item 6.                        Selected Financial Data

The information on page 64 of the 2004 Annual Report is incorporated herein by reference in response to this item.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information on pages 9 through 30 of the 2004 Annual Report is incorporated herein by reference in response to this item.

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk

The information on pages 24 through 30 of the 2004 Annual Report is incorporated herein by reference in response to this item.

Item 8.                        Financial Statements and Supplementary Data

The information on pages 31 through 63 of the 2004 Annual Report is incorporated herein by reference in response to this item.

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9a.                 Controls And Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s management (with the participation of its chief executive officer and chief financial officer), conducted an evaluation pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that as of the end of the period covered by this report such disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the fiscal period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9b.                 Other Information

Not applicable.

PART III

Item 10.                 Directors and Executive Officers of the Registrant

The information under the captions “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders (the 2005 Proxy Statement), to be filed not later than 120 days after the close of the Company’s fiscal year, is incorporated herein by reference in response to this item.

Item 11.                 Executive Compensation

The information under the caption “Executive Compensation and Other Matters” in the 2005 Proxy Statement, to be filed not later than 120 days after the close of the Company’s fiscal year, is incorporated herein by reference in response to this item.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information under the caption “Common Stock Ownership of Certain Beneficial Owners and Management” in the 2005 Proxy Statement, to be filed not later than 120 days after the close of the Company’s fiscal year, is incorporated herein by reference in response to this item. The information on page 63 of the 2004 Annual Report is incorporated herein by reference in response to this item.

Item 13.                 Certain Relationships and Related Transactions

The information under the caption “Certain Transactions” in the 2005 Proxy Statement, to be filed not later than 120 days after the close of the Company’s fiscal year, is incorporated herein by reference in response to this item.

Item 14.                 Principal Accountant Fees and Services

The information under the caption “Audit Committee Report to Shareholders” in the 2005 Proxy Statement, to be filed not later than 120 days after the close of the Company’s fiscal year, is incorporated herein by reference in response to this item.

PART IV

Item 15.                 Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)    Financial Statements, Financial Statement Schedules, and Exhibits

1.   Financial Statements of the Company

Reference is made to the Financial Statements, the report thereon, the notes thereto and supplementary data commencing at page 31 of the 2004 Annual Report, which financial statements, report, notes and data are incorporated by reference in response to Item 8 of this report. Set forth below is a list of such Financial Statements:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2004 and 2003
Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002
Notes to Consolidated Financial Statements

2.   Financial Statement Schedule

Benchmark Electronics, Inc.

Schedule II—Valuation Accounts
(in thousands)

	Balance at	Additions			Balance at
	Beginning	Charges to			End of
	of Period	Operations	Other	Deductions	Period
Year ended December 31, 2004:
Allowance for doubtful accounts(1)	$6,475	1,789	172	1,451	6,985
Inventory obsolescence reserve(2)	$18,267	(1,572)	12	3,390	13,317
Year ended December 31, 2003:
Allowance for doubtful accounts(1)	$5,764	6,589	(175)	5,703	6,475
Inventory obsolescence reserve(2)	$17,181	6,281	378	5,573	18,267
Year ended December 31, 2002:
Allowance for doubtful accounts(1)	$2,211	6,605	—	3,052	5,764
Inventory obsolescence reserve(2)	$9,024	13,779	—	5,622	17,181

(1)          Deductions in the allowance for doubtful accounts represent write-offs, net of recoveries, of amounts determined to be uncollectible.

(2)          Deductions in the inventory obsolescence reserve represent disposals of inventory determined to be obsolete.

Report of Independent Registered Public Accounting Firm on Schedule

The Board of Directors and Shareholders
Benchmark Electronics, Inc.:

Under date of March 14, 2005, we reported on the consolidated balance sheets of Benchmark Electronics, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004, as included by reference in this annual report on form 10-K for the year 2004. In connection with the audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule included in Item 15(a)2. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP
Houston, Texas
March 14, 2005

3.   Exhibits

Each exhibit marked with an asterisk is filed with this Annual Report on Form 10-K.

Exhibit Number		Description
2.1	—

Purchase and Sale Agreement by and among Stratus Computer Ireland, Ascend Communications Inc., BEI Electronics Ireland Limited and the Company dated January 22, 1999 (incorporated by reference herein to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated January 22, 1999).

2.2	—

Amended and Restated Stock Purchase Agreement dated as of August 12, 1999 by and between the Company and J. M. Huber Corporation (incorporated by reference herein to Exhibit 2 to the Company’s Current Report on Form 8-K dated August 24, 1999 and filed on September 8, 1999).

2.3	—

Asset Purchase Agreement by and between Benchmark Electronics AB and Flextronics International Sweden AB (incorporated by reference herein to Exhibit 2 to the Company’s Current Report on Form 8-K/A dated July 31, 2000).

2.4	—

Asset and Share Purchase Agreement by and between Benchmark Electronics, Inc., ACT Manufacturing, Inc., ACT Manufacturing Securities Corp., ACT Manufacturing U.S. Holdings, LLC. and CMC Industries, Inc. dated July 2, 2002 (incorporated by reference from Exhibit 2.1 to the Company’s Form 8-K dated July 2, 2002 and filed on July 5, 2002).

3.1	—

Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration Number 33-46316) (the “Registration Statement”)).

3.2	—	Amended and Restated Bylaws of the Company (incorporated by reference herein to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).
3.3	—

Amendment to Amended and Restated Articles of Incorporation of the Company adopted by the shareholders of the Company on May 20, 1997 (incorporated herein by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

3.4	—

Statement of Resolution Establishing Series A Cumulative Junior Participating Preferred Stock of Benchmark Electronics, Inc. (incorporated by reference to Exhibit B of the Rights Agreement dated December 11, 1998 between the Company and Harris Trust Savings Bank, as Rights Agent, included as Exhibit 1 to the Company’s Form 8A12B filed December 11, 1998).

3.5	—

Amendment to Amended and Restated Articles of Incorporation of the Company approved by the shareholders of the Company on August 13, 2002 (incorporated herein by reference to Exhibit 4.7 to the Company’s Form S-8 (Registration Number 333-103183)).

4.1	—	Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Registration Statement).
4.2	—	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.3	—

Amendment to the Restated Articles of Incorporation of the Company adopted by the shareholders of the Company on May 20, 1997 (incorporated herein by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

4.4	—	Specimen form of certificate evidencing the Common Stock (incorporated herein by reference to Exhibit 4.3 to the Registration Statement).
4.5	—

Rights Agreement dated December 11, 1998 between the Company and Harris Trust Savings Bank, as Rights Agent, together with the following exhibits thereto: Exhibit A—Form of Statement of Resolution Establishing Series A Cumulative Junior Participating Preferred Stock of Benchmark Electronics, Inc.; Exhibit B—Form of Right Certificate; and Exhibit C—Summary of Rights to Purchase Preferred Stock of Benchmark Electronics, Inc. (incorporated by reference to Exhibit 1 to the Company’s Form 8A12B filed December 11, 1998).

4.6	—	Summary of Rights to Purchase Preferred Stock of the Company (incorporated by reference to Exhibit 3 to the Company’s Form 8A12B/A filed December 22, 1998).
4.7	—

Amendment to Amended and Restated Articles of Incorporation of the Company approved by the shareholders of the Company on August 13, 2002 (incorporated herein by reference to Exhibit 4.7 to the Company’s Form S-8 (Registration Number 333-103183)).

10.1	—	Form of Indemnity Agreement between the Company and its directors and executive officers.
10.2	—	Benchmark Electronics, Inc. Stock Option Plan dated May 11, 1990 (incorporated herein by reference to Exhibit 10.12 to the Registration Statement).
10.3	—

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

First Amendment to Lucent Technologies Network Systems do Brasil S.A. Lease Agreement dated June 14, 2000 by and between Benchmark Electronics Ltda and Lucent Technologies Network Systems do Brasil S.A. (incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.)

10.6	—

Benchmark Electronics, Inc. 1994 Stock Option Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994).

10.7	—

First Amendment to the Benchmark Electronics, Inc. 1994 Stock Option Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 99.2 to the Company’s Form S-8 (Registration Number 333-103183)).

10.8	—

Benchmark Electronics, Inc. 401(k) Employee Savings Plan Adoption Agreement dated January 2, 2001 by and between Benchmark Electronics, Inc. and Boston Safe Deposit and Trust Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 11-K for the year ended December 31, 2000).

10.9	—	Dreyfus Prototype Defined Contribution Plan Basic Plan Document No. 01 (incorporated by reference to Exhibit 10.2 to the Company’s Form 11-K for the year ended December 31, 2000.)
10.10	—	Benchmark Electronics, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (Registration Number 333-76207)).
10.11	—	Benchmark Electronics, Inc. 2000 Stock Awards Plan (incorporated herein by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 (Registration Number 333-54186)).
10.12	—

Form of incentive stock option agreement for use under the 2000 Stock Awards Plan (incorporated herein by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 (Registration Number 333-54186)).

10.13	—

First Amendment to the Benchmark Electronics, Inc. Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.14	—

Lease Agreement dated June 1, 2000 between Industrial Properties of the South and the Company (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.15	—

Lease Agreement dated February 29, 2000 between Millikan Properties, LLC and the Company (incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.16	—

Lease Agreement dated July 30, 1996 by and among David H. Arnold, Muriel M. Arnold, Daniel M. Rukavina, Patricia A. Rukavina and EMD Associates, Inc., as amended by Amendment to Lease dated July 30, 1996.

10.17	—

Lease Agreement dated December 15, 1992 by and among David H. Arnold, Muriel M. Arnold, Daniel M. Rukavina, Patricia A. Rukavina and EMD Associates, Inc., as amended by Amendment to Lease dated January 1, 1994, Amendment to Lease dated December 15, 1995, and Amendment to Lease dated July 30, 1996 (incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.18	—

Lease Agreement dated February 12, 2003 by and between the Company and BAE SYSTEMS Information and Electronic Systems Integration Inc. (incorporate herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.19	—

Sublease Agreement dated February 12, 2003 by and between the Company and BAE SYSTEMS Information and Electronic Systems Integration Inc. (incorporate herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.20	—

Lease Agreement dated February 22, 1999 by and between Serto, S.A. de C.V. and AVEX Electronics de Mexico, S.R.L. de C.V. (incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.21	—

Sublease Agreement dated February 22, 1999 by and between Operadora Farmaceutica, S.A. de C.V. and AVEX Electronics de Mexico, S.R.L. de C.V. (incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.22	—	Lease Agreement dated March 13, 2000 by and between Laguna South Exchange LLC and Advanced Digital Information Corporation.
10.23	—	Assignment of Lease dated October 31, 2003 by and between Advanced Digital Information Corporation, Diversified Assets LLC and the Company.
10.24	—

Guarantee dated September 10, 1998 by the Company in favor of Kilmore Developments Limited (incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.25	—

Lease Agreement dated March 9, 2001 by and between BEI Electronics Ireland Limited and Canada Life Assurance (Ireland) Limited (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.26	—

Second Amended and Restated Credit Agreement dated January 20, 2005 by and between the Company; the Banks party thereto; JPMorgan Chase Bank, N.A. as administrative agent, collateral agent and issuing lender; and Fleet National Bank, Wells Fargo Bank and Comerica Bank as co-documentation agents (incorporated by reference from Exhibit 10.1 to Benchmark Electronics, Inc.’s Form 8-K dated January 20, 2005 and filed on January 25, 2005).

10.27	—

Registration Rights Agreement dated as of August 24, 1999 by and between the Company and J. M. Huber Corporation (incorporated by reference from Exhibit 99.2 to Benchmark Electronics, Inc.’s Form 8-K dated August 24, 1999 and filed on September 8, 1999).

10.28	—

Lease Agreement dated June 15, 1998 by and between AVEX Electronics do Brasil Ltda and Lucent Technologies Network Systems do Brasil S.A. (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.29	—

Form of Employment Agreements between the Company and its Chief Executive Officer, President and Executive Vice President dated August 1, 2001 (incorporated by reference from Exhibit 10.1 to Benchmark Electronics, Inc.’s Form 10-Q dated September 30, 2001 and filed on November 13, 2001).

10.30	—

Severance Agreement between the Company and Gayla J. Delly dated January 24, 2002 (incorporated by reference from Exhibit 10.33 to Benchmark Electronics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.31	—

Lease Agreement dated August 19, 2002 by and between Benchmark Electronics (Suzhou) Co. Ltd. and China-Singapore Suzhou Industrial Park Land Co., Ltd. (incorporate herein by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.32	—

ACT Manufacturing (Thailand) Public Company Limited Credit Facilities Agreement (incorporated by reference from Exhibit 10.1 to Benchmark Electronics, Inc.’s Form 10-Q dated September 30, 2002 and filed on November 14, 2002).

10.33	—

Form of Benchmark Electronics, Inc. Stock Option Plan for Non-Employee Directors (incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed April 15, 2002).

10.34*†	—	Real Estate Purchase Agreement effective as of February 28, 2005 by and between the Company, and David H. Arnold and Muriel M. Arnold, and Daniel M. Rukavina and Patricia A. Rukavina.
11	—	Statement regarding Computation of Per-Share Earnings (incorporated by reference to the 2004 Annual Report under “Notes to Consolidated Financial Statements, Note 1(i)—Earnings Per Share”).
12*	—	Statement regarding Computation of Ratios.
13*	—	Benchmark Electronics, Inc. Annual Report to Shareholders for the year ended December 31, 2004.
21*	—	Subsidiaries of Benchmark Electronics, Inc.
23*	—

Consent of Independent Registered Public Accounting Firm concerning incorporation by reference in the Company’s Registration Statements on Form S-8 (Registration No. 33-61660, No. 333-26805, No. 333-28997, No. 333-54186, No. 333-66889, No. 333-76207, No. 333-103183, and No. 333-101744) and on Form S-3 (Registration No. 333-90887, and No. 333-84488).

31.1*	—	Section 302 Certification of Chief Executive Officer
31.2*	—	Section 302 Certification of Chief Financial Officer
32.1*	—	Section 1350 Certification of Chief Executive Officer
32.2*	—	Section 1350 Certification of Chief Financial Officer

*                    Filed herewith.

†                     Certain exhibits to this agreement have been omitted from the filing. Any such exhibits or schedules shall be furnished to the Securities and Exchange Commission upon request.

(b)          Reports on Form 8-K.

The Company filed the following Current Reports on Form 8-K during the quarter ended December 31, 2004:

Current Report on Form 8-K dated October 5, 2004 furnishing information relating to the Company’s guidance for the third quarter 2004 results.

Current Report on Form 8-K dated October 21, 2004 furnishing information relating to the Company’s third quarter 2004 results.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BENCHMARK ELECTRONICS, INC.
By:	/s/ CARY T. FU
Cary T. Fu
Chief Executive Officer
Date: March 14, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Name	Position	Date
/s/ CARY T. FU	President and Chief	March 14, 2005
Cary T. Fu	Executive Officer (principal executive officer)
/s/ GAYLA J. DELLY	Chief Financial Officer	March 14, 2005
Gayla J. Delly	(principal financial and accounting officer)
/s/ DONALD E. NIGBOR	Chairman of the Board	March 14, 2005
Donald E. Nigbor	of Directors
/s/ STEVEN A. BARTON	Director and Executive	March 14, 2005
Steven A. Barton	Vice President
/s/ JOHN W. COX	Director	March 14, 2005
John W. Cox
/s/ JOHN C. CUSTER	Director	March 14, 2005
John C. Custer
/s/ PETER G. DORFLINGER	Director	March 14, 2005
Peter G. Dorflinger
/s/ BERNEE D.L. STROM	Director	March 14, 2005
Bernee D.L. Strom