Form 10-Q
period 2005-03-31
BENCHMARK ELECTRONICS INC
filed 2005-05-09
CIK 863436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005.

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

As of May 6, 2005 there were 41,680,094 Common Shares of Benchmark Electronics, Inc., par value $0.10 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(amounts in thousands)

	March 31, 2005	December 31, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$90,225	$124,862
Short-term investments	253,335	242,506
Accounts receivable, net of allowance for doubtful accounts of $6,358 and $6,985, respectively	267,491	251,305
Inventories, net	295,479	256,876
Prepaid expenses and other assets	18,034	15,576
Deferred tax asset	10,518	10,444
Total current assets	935,082	901,569
Property, plant and equipment	261,304	250,169
Accumulated depreciation	(180,871)	(178,600)
Net property, plant and equipment	80,433	71,569
Goodwill, net	112,947	112,853
Other, net	6,623	6,010

	$1,135,085	$1,092,001

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$281,068	$257,054
Income taxes payable	36,693	28,075
Accrued liabilities	37,889	46,502
Total current liabilities	355,650	331,631

Other long-term liabilities	2,441	2,431
Deferred tax liability	6,446	6,422
Shareholders’ equity:
Preferred shares, $0.10 par value; 5,000 shares authorized, none issued	—	—
Common shares, $0.10 par value; 85,000 shares authorized; issued – 41,742 and 41,676, respectively; outstanding – 41,668 and 41,602, respectively	4,167	4,160
Additional paid-in capital	553,678	552,503
Retained earnings	223,612	206,683
Accumulated other comprehensive loss	(10,728)	(11,648)
Less treasury shares, at cost; 74 shares	(181)	(181)
Total shareholders’ equity	770,548	751,517
Commitments and contingencies
	$1,135,085	$1,092,001

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2005	2004

Sales	$509,582	$480,966
Cost of sales	472,097	443,809
Gross profit	37,485	37,157
Selling, general and administrative expenses	15,212	15,721
Income from operations	22,273	21,436
Interest expense	(67)	(765)
Other income	670	433
Income before income taxes	22,876	21,104
Income tax expense	5,947	5,909
Net income	$16,929	$15,195

Earnings per share (see note 1):
Basic	$0.41	$0.37
Diluted	$0.40	$0.36

Weighted average number of shares outstanding (see note 1):
Basic	41,627	40,954
Diluted	42,708	42,353

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$16,929	$15,195
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	6,600	7,171
Deferred income taxes	(50)	78
Gain on the sale of property, plant and equipment	(13)	(23)
Federal tax benefit of stock options exercised	303	823
Other	709	—
Changes in operating assets and liabilities:
Accounts receivable	(16,203)	(21,779)
Inventories	(38,617)	(31,097)
Prepaid expenses and other assets	(2,482)	1,248
Accounts payable	24,014	(2,495)
Accrued liabilities	(8,599)	(7,362)
Income taxes	8,600	3,719
Net cash used in operations	(8,809)	(34,522)

Cash flows from investing activities:
Purchases of short-term investments	(62,075)	(16,000)
Proceeds from sales and maturities of short-term investments	51,246	24,495
Additions to property, plant and equipment	(14,781)	(1,212)
Proceeds from the sale of property, plant and equipment	128	206
Additions to purchased software	(753)	(136)
Net cash provided by (used in) investing activities	(26,235)	7,353

Cash flows from financing activities:
Proceeds from stock options exercised	879	1,791
Debt issuance cost	(412)	—
Principal payments on other long-term debt	—	(21,004)
Net cash provided by (used in) financing activities	467	(19,213)

Effect of exchange rate changes	(60)	601

Net decrease in cash and cash equivalents	(34,637)	(45,781)
Cash and cash equivalents at beginning of year	124,862	117,310
Cash and cash equivalents at March 31	$90,225	$71,529

Supplemental disclosures of cash flow information:
Income taxes paid (refunds received), net	$(2,938)	$1,266
Interest paid	$194	$232

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(amounts in thousands, unless otherwise noted)

(unaudited)

Note 1 - Basis of Presentation

Benchmark Electronics, Inc. (the Company) is a Texas corporation in the business of manufacturing electronics and provides services to original equipment manufacturers (OEMs) of computers and related products for business enterprises, medical devices, industrial control equipment, testing and instrumentation products, and telecommunication equipment. The Company has manufacturing operations located in the Americas, Asia and Europe.

The condensed consolidated financial statements included herein have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC).  The financial statements reflect all normal and recurring adjustments which in the opinion of management are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

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

	Three Months Ended March 31,
	2005	2004

Net income, as reported	$16,929	$15,195
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(641)	(540)
Net income, as adjusted	$16,288	$14,655

Earnings per share:
Basic, as reported	$0.41	$0.37
Basic, as adjusted	$0.39	$0.36

Diluted, as reported	$0.40	$0.36
Diluted, as adjusted	$0.38	$0.35

These adjusted results may not be indicative of the future results for the full fiscal year due to potential grants, vesting and other factors. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. There were no options granted during the first quarters of 2005 and 2004.

Note 3 – Earnings Per Share

Basic earnings per share is computed using the weighted average number of shares outstanding.  Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding stock equivalents during the three months ended March 31, 2005 and 2004. Stock equivalents include common shares issuable upon the exercise of stock options and other equity instruments, and are computed using the treasury stock method.

The following table sets forth the calculation of basic and diluted earnings per share.

	Three Months Ended March 31,
	2005	2004
Numerator for basic and diluted earnings per share - net income	$16,929	$15,195

Denominator for basic earnings per share - weighted average number of common shares outstanding during the period	41,627	40,954
Incremental common shares attributable to exercise of outstanding dilutive options	1,081	1,399
Denominator for diluted earnings per share	42,708	42,353

Basic earnings per share	$0.41	$0.37
Diluted earnings per share	$0.40	$0.36

Options to purchase 1.1 million and 0.5 million common shares for the three months ended March 31, 2005 and 2004, respectively, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares for the period.

Note 4 – Goodwill

Goodwill associated with each of the Company’s business segments and changes in those amounts during the three-month period ended March 31, 2005 were as follows:

	Americas	Asia	Total

Goodwill, December 31, 2004	$106,785	$6,068	$112,853
Currency translation adjustment	94	—	94
Goodwill, March 31, 2005	$106,879	$6,068	$112,947

Note 5 – Borrowing Facilities

On January 20, 2005, the Company entered into a three-year, $100 million Credit Agreement (the Credit Agreement) by and among the Company; the Banks party thereto; JPMorgan Chase Bank, N.A. as administrative agent, collateral agent and issuing lender; and Fleet National Bank, Wells Fargo Bank and Comerica Bank as co-documentation agents. This new credit facility has a $100 million three-year revolving credit line for general corporate purposes which can be increased to a total of $200 million.

Interest on outstanding borrowings under the Credit Agreement is payable quarterly, at the Company’s option, at either the bank’s Eurodollar rate plus 1.00% to 1.75% or its prime rate plus 0.00% to 0.25%, based upon the Company’s debt ratio as specified in the agreement.  A commitment fee of 0.20% to 0.35% per annum on the unused portion of the Credit Agreement is payable quarterly in arrears. As of March 31, 2005, the Company had no borrowings outstanding under the Credit Agreement and $100 million was available for future borrowings.

The Credit Agreement is secured by the Company’s domestic inventory and accounts receivable, 100% of the stock of the Company’s domestic subsidiaries, and 65% of the voting capital stock of each direct foreign subsidiary and substantially all of the other tangible and intangible assets of the Company and its domestic subsidiaries.  The Credit Agreement contains customary financial covenants as to working capital, interest coverage, debt leverage, fixed charges, and consolidated net worth, and restricts the ability of the Company to incur additional debt, pay dividends, sell assets, and to merge or consolidate with other persons, without the consent of the banks.  At March 31, 2005, the Company was in compliance with all such restrictions.

The Company’s Thailand subsidiary has a Credit Agreement with Kasikornbank Public Company Limited (formerly Thai Farmers Bank Public Company Limited) and Bank of Ayudhya Public Company Limited (the Thai Credit Agreement). The Thai Credit Agreement provides that the lenders will make available to the Company’s Thailand subsidiary up to approximately $28.5 million in revolving loans and machinery loans for a term of five years through September 2006. The Thai Credit Agreement is secured by land, buildings and machinery in Thailand.  In addition, the Thai Credit Agreement provides for approximately $1.8 million (72.0 million Thai baht) in working capital availability in the form of working capital loans (20.0 million Thai baht) and bank guarantees (52.0 million Thai baht). At March 31, 2005, the Company’s Thailand subsidiary had no working capital borrowings outstanding.

Note 6 – Inventories

Inventory costs are summarized as follows:

	March 31, 2005	December 31, 2004

Raw materials	$223,479	$180,629
Work in process	61,850	57,044
Finished goods	23,171	32,520
Obsolescence reserve	(13,021)	(13,317)
	$295,479	$256,876

Note 7 – Income Taxes

Income tax expense (benefit) consists of the following:

	Three Months Ended March 31,
	2005	2004
Federal – Current	$3,318	$5,052
Foreign – Current	1,771	(623)
State – Current	908	1,402
Deferred	(50)	78
Total	$5,947	$5,909

Income tax expense differs from the amount computed by applying the U.S. federal statutory income tax rate to income before income tax primarily due to the impact of foreign income taxes, state income taxes, net of federal benefit and tax-exempt interest income.

The Company considers earnings from foreign subsidiaries to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been made for these earnings. Upon distribution of foreign subsidiary earnings in the form of dividends or otherwise, such distributed earnings would be reportable for U.S. income tax purposes (subject to adjustment for foreign tax credits).

The Company has been granted certain tax incentives, including tax holidays, for its subsidiaries in China, Ireland, and Thailand. These tax incentives, including tax holidays, expire through 2010, and are subject to certain conditions with which the Company expects to comply.  The net impact of these tax incentives was to lower income tax expense for the three month periods ended March 31, 2005 and 2004 by approximately $1.2 million (approximately $0.03 per diluted share) and $0.5 million (approximately $0.01 per diluted share), respectively.

Note 8 - Segment and Geographic Information

The Company has 16 manufacturing facilities in the Americas, Asia and Europe to serve its customers.  The Company is operated and managed geographically. The Company’s management evaluates performance and allocates the Company’s resources on a geographic basis. Intersegment sales are generally recorded at prices that approximate arm’s length transactions. Operating segments’ measure of profitability is based on income from operations. The accounting policies for the reportable operating segments are the same as for the Company taken as a whole.

Information about operating segments for the three months ended March 31, 2005 and 2004 was as follows:

	Three Months Ended March 31,
	2005	2004
Net sales:
Americas	$443,373	$438,935
Asia	119,540	89,755
Europe	51,909	54,883
Elimination of intersegment sales	(105,240)	(102,607)
	$509,582	$480,966
Depreciation and amortization:
Americas	$3,689	$4,109
Asia	1,828	1,492
Europe	364	507
Corporate	719	1,063
	$6,600	$7,171
Income from operations:
Americas	$19,816	$20,036
Asia	9,005	3,797
Europe	(1,090)	1,613
Corporate and intersegment eliminations	(5,458)	(4,010)
	$22,273	$21,436
Capital expenditures:
Americas	$9,246	$113
Asia	5,509	1,099
Europe	26	—
	$14,781	$1,212

	March 31, 2005	December 31, 2004
Total assets:
Americas	$872,683	$860,785
Asia	203,774	173,003
Europe	49,508	49,116
Corporate	9,120	9,097
	$1,135,085	$1,092,001

The following enterprise-wide information is provided in accordance with SFAS No. 131.  Geographic net sales information reflects the destination of the product shipped.  Long-lived assets information is based on the physical location of the asset.

	Three Months Ended March 31,
	2005	2004

Net sales derived from:
Printed circuit boards	$388,093	$362,768
Systems integration and box build	121,489	118,198
	$509,582	$480,966

Geographic net sales:
United States	$391,558	$380,505
Asia	12,675	16,329
Europe	100,618	78,665
Other	4,731	5,467
	$509,582	$480,966

	March 31, 2005	December 31, 2004
Long-lived assets:
United States	$46,912	$41,620
Asia	33,299	29,480
Europe	2,002	2,466
Other	4,843	4,013
	$87,056	$77,579

Note 9 – Comprehensive Income

Comprehensive income includes net income and the change in the cumulative translation adjustment. Comprehensive income for the three months ended March 31, 2005 and 2004 was as follows:

	Three Months Ended March 31,
	2005	2004

Net income	$16,929	$15,195
Cumulative translation adjustment	920	566
Comprehensive income	$17,849	$15,761

Note 10 – Contingencies

The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

The Company is subject to examination by tax authorities for varying periods in various US and foreign taxing jurisdictions. During the course of such examinations disputes occur as to matters of fact and/or law. Also, in most taxing jurisdictions the passage of time without examination will result in the expiration of applicable statutes of limitations thereby precluding the taxing authority from conducting an examination of the tax period(s) for which such statute of limitation has expired. The Company believes that it has adequately provided for its tax liabilities.

Note 11 – Impact of Recently Issued Accounting Standards

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs an amendment of ARB No. 43, Chapter 4” (SFAS No. 151). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, handling costs and wasted material (spoilage). Among other provisions, the new rule requires that such items be recognized as current-period charges, regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company does not expect that adoption of SFAS No. 151 will have a material effect on its consolidated financial position, consolidated results of operations, or liquidity.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which replaces SFAS No. 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim period after June 15, 2005, which is the third quarter of 2005 for calendar year companies, with early adoption encouraged. However, on April 14, 2005, the SEC announced that the effective date of SFAS No. 123R was suspended until January 1, 2006 for calendar year companies. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The permitted transition methods include either retrospective or prospective adoption. Under the retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS No. 123R, while the retrospective methods would record compensation expense for all unvested stock options beginning with the first period presented. The Company is currently evaluating the requirements of SFAS No. 123R and expects that adoption of SFAS No. 123R will have a material impact on the Company’s consolidated financial position and consolidated results of operations. The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R. See Note 2 above.

In March 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107, which expresses views of the SEC staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations, and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. The Company will consider the guidance of this SAB as it adopts SFAS No. 123R.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (the Jobs Act) which provides a practical exception to the SFAS No. 109 requirement to reflect the effect of a new tax law in the period of enactment by allowing additional time beyond the financial reporting period to evaluate the effects on plans for reinvestment or repatriation of unremitted foreign earnings. Although the Company has not yet completed its evaluation of the impact of the repatriation provisions of the Jobs Act, the Company does not expect that these provisions will have a material impact on its consolidated financial position, consolidated results of operations, or liquidity. Accordingly, as provided for in FSP No. 109-2, the Company has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.

In December 2004, the FASB issued FASB Staff Position (FSP) No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” indicating that this deduction should be accounted for as a special deduction in accordance with the provisions of SFAS No. 109. Beginning in 2005, the Company recognizes the allowable deductions as qualifying activity occurs.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (SFAS 153). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and the fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. The provisions of SFAS 153 are effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its consolidated financial position, results of operations or cash flows.

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

As our customers have continued to expand their globalization strategy during the past several years, we have continued to make the necessary changes to align our business operations with our customers’ demand.  These changes include, among other activities, moving production between facilities, reducing staff levels, realigning our business processes and reorganizing our management.  We continue to evaluate our operations and may need to make additional changes to realign our facilities and operations in the future.  If we make such changes, we may incur incremental charges and our financial condition and results of operations may suffer. We believe that our global manufacturing presence of 16 facilities in eight countries increases our ability to be responsive to our customers’ needs by providing accelerated time-to-market and time-to-volume production of high quality products. These capabilities should enable us to build stronger strategic relationships with our customers and to become a more integral part of their operations.  Our customers face challenges in planning, procuring and managing their inventories efficiently due to customer demand fluctuations, product design changes, short product life cycles and component price fluctuations.  We employ production management systems to manage their procurement and manufacturing processes in an efficient and cost-effective manner so that, where possible, components arrive on a just-in-time, as-and-when needed basis.  We are a significant purchaser of electronic components and other raw materials, and can capitalize on the economies of scale associated with our relationships with suppliers to negotiate price discounts, obtain components and other raw materials that are in short supply, and return excess components.  Our expertise in supply chain management and our relationships with suppliers across the supply chain enables us to reduce our customers’ cost of goods sold and inventory exposure.

Benchmark recognizes revenue from the sale of circuit board assemblies, systems and excess inventory when the goods are shipped, title and risk of ownership have passed, the price to the buyer is fixed and determinable and recoverability is reasonably assured. To a lesser extent, revenue is also recognized from non-manufacturing services, such as product design, circuit board layout, and test development.  Service related revenues are recognized when the service is rendered and the costs related to these services are expensed as incurred. We assume no significant obligations after product shipment as we typically warrant workmanship only. Therefore our warranty provisions are insignificant.

Our cost of sales includes the cost of materials, electronic components and other materials that comprise the products we manufacture, the cost of labor and manufacturing overhead, and adjustments for excess and obsolete inventory. Our procurement of materials for production requires us to commit significant working capital to our operations and to manage the purchasing, receiving, inspection and stocking of materials. Although we bear the risk of fluctuations in the cost of materials and excess scrap, we periodically negotiate cost of materials adjustments with our customers. Revenue from each product that we manufacture includes the total of the costs of materials in that product and the cost of the labor and manufacturing overhead costs allocated to that product. Our gross margin for any product depends on the proportionate mix of the cost of materials in the product and the cost of labor and manufacturing overhead allocated to the product. We typically have the potential to realize higher gross margins on products where the proportionate level of labor and manufacturing overhead is greater than that of materials. As we gain experience in manufacturing a product, we usually achieve increased efficiencies, which result in lower labor and manufacturing overhead costs for that product and higher gross margins.

Summary of Results

Sales for the first quarter of 2005 increased 5.9% to $509.6 million compared to $481.0 million for the same period of 2004. The increase in our sales reflects new program revenues from both existing and new customers. Sales to our largest customer, Sun Microsystems, Inc., decreased to 30.9% of our sales in the first quarter of 2005 from 32.9% of our sales in the first quarter of 2004. Sales to our customers, other than our two largest customers, increased to $267.3 million in the first quarter of 2005 from $234.1 million in the first quarter of 2004.

Our gross profit as a percentage of sales for the first quarter was down to 7.4% in 2005 from 7.7% in 2004 because of the new program ramps, competitive constraints and changes in the program scheduling and mix during the quarter. These activities combined to impact the level of efficiency in our production and negatively impacted our gross profit. We do expect that a number of our new and higher volume programs with customers will remain subject to competitive constraints on the margin that may be realized from these programs and that these constraints could exert downward pressure on our margins in the near future.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Our significant accounting policies are summarized in Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2004. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to allowance for doubtful accounts, inventories, deferred taxes, impairment of long-lived assets, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

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

Inventory obsolescence reserve

We purchase inventory based on forecasted demand and record inventory at the lower of cost or market. We reserve for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and estimated market value based on assumptions of future demands and market conditions. We evaluate our inventory valuation on a quarterly basis based on current and forecasted usage and the latest forecasts of product demand and production requirements from our customers. Customers frequently make changes to their forecasts, requiring us to make changes to our inventory purchases, commitments, and production scheduling and may require us to cancel open purchase commitments with our vendors. This process may lead to on-hand inventory quantities and on-order purchase commitments that are in excess of our customer’s revised needs, or parts that become obsolete before use in production. We record inventory reserves on excess and obsolete inventory. These reserves are established on inventory which we have determined that our customers are not responsible for or on inventory that we believe our customers are unable to fulfill their obligation to ultimately purchase such inventory from us. If actual market conditions are less favorable than those we projected, additional inventory write downs may be required.

Income Taxes

We estimate our income tax provision in each of the jurisdictions in which we operate, including estimating exposures related to examinations by taxing authorities. We must also make judgments regarding the ability to realize the deferred tax assets. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to subsequently determine that we would be able to realize our deferred tax assets in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Similarly, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would reduce income in the period such determination was made.

We are subject to examination by tax authorities for varying periods in various US and foreign taxing jurisdictions. During the course of such examinations disputes occur as to matters of fact and/or law. Also, in most taxing jurisdictions the passage of time without examination will result in the expiration of applicable statutes of limitations thereby precluding the taxing authority from conducting an examination of the tax period(s) for which such statute of limitation has expired. We believe that we have adequately provided for our tax liabilities.

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

Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss would be recognized to the extent that the carrying amount exceeds the asset’s fair value. We completed the annual impairment test during the fourth quarter of 2004 and determined that no impairment existed as of the date of the impairment test. Goodwill is measured at the reporting unit level, which we have determined to be consistent with our operating segments as defined in Note 8 – “Segment and Geographic Information” to the Condensed Consolidated Financial Statements, by determining the fair values of the reporting units using a discounted cash flow model and comparing those fair values to the carrying values, including goodwill, of the reporting unit. As of March 31, 2005, we had net goodwill of approximately $112.9 million. Circumstances that may lead to impairment of goodwill include unforeseen decreases in future performance or industry demand, and the restructuring of our operations as a result of a change in our business strategy.

RESULTS OF OPERATIONS

The following table presents the percentage relationship that certain items in our Condensed Consolidated Statements of Income bear to sales for the periods indicated. The financial information and the discussion below should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

	Three Months Ended March 31,
	2005	2004
Sales	100.0%	100.0%
Cost of sales	92.6	92.3
Gross profit	7.4	7.7
Selling, general and administrative expenses	3.0	3.3
Income from operations	4.4	4.5
Interest expense	(0.0)	(0.2)
Other income	0.1	0.1
Income before income taxes	4.5	4.4
Income tax expense	1.2	1.2
Net income	3.3%	3.2%

Sales

Sales for the first quarter of 2005 were $509.6 million, a 5.9% increase from sales of $481.0 million for the same quarter in 2004.  The increase of $28.6 million resulted from increased sales under new programs and increased activity with existing customers. Of this increase, $3.3 million was attributable to the operation of our systems integration facilities and $25.3 million to an overall increase in printed circuit board assembly (PCBA) sales volume.

A substantial percentage of our sales have been made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. During the first quarter of 2005, our two largest customers together represented 47.6% of our sales, with one customer accounting for 30.9% of our sales. Sales to our largest customer, Sun Microsystems, Inc., decreased to 30.9% of our sales in the first quarter of 2005 from 32.9% of our sales in the first quarter of 2004. During the first quarter of 2005, the level of concentration among our top customers decreased as revenues from our remaining customer base expanded. Our future sales are dependent on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Sales to our customers, other than our two largest customers, increased to $267.3 million in the first quarter of 2005 from $234.1 million in the first quarter of 2004, an increase of $33.2 million. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on us.

Our manufacturing and assembly operations include printed circuit boards and subsystem assembly, box build and systems integration. Systems integration is the process of integrating subsystem and printed circuit board assemblies and, often, downloading and integrating software, to produce a fully configured product. Systems integration is a value-added service that is not separable from our overall contract manufacturing service. Sales from the operation of our systems integration facilities represented 23.8% and 24.6% of our sales for the three months ended March 31, 2005 and 2004, respectively.

We have 16 manufacturing facilities in the Americas, Asia and Europe to serve our customers. We are operated and managed geographically. See Note 8 to the Condensed Consolidated Financial Statements.

The percentage of our sales by region for the first quarter of 2005 and 2004 were as follows:

	Three Months Ended March 31,
	2005	2004

Americas	72.1%	76.0%
Asia	23.0	18.4
Europe	4.9	5.6
	100.0%	100.0%

Our Americas region includes facilities in Angleton, Texas, Beaverton, Oregon, Campinas, Brazil, Guadalajara, Mexico, Hudson, New Hampshire, Huntsville, Alabama, Loveland, Colorado, Redmond, Washington and Winona, Minnesota. There are two facilities in Huntsville, Alabama - a systems integration facility and a PCBA facility. The Loveland and Redmond facilities provide systems integration services. In March 2005, we closed our Manassas, Virginia PCBA facility.

Our Asia region includes facilities in Ayudhaya and Korat, Thailand and Suzhou, China. The Korat, Thailand facility began operations in September 2004. There are two facilities in Ayudhaya, Thailand – a systems integration facility that began operations in 2005 and a PCBA facility we acquired in 2002. In the fourth quarter of 2004, the Singapore facility ceased systems integration operations.

Our Europe region includes facilities in Dublin, Ireland and Leicester, England. The Dublin facility provides systems integration services.

Our international operations are subject to the risks of doing business abroad. These dynamics have not had a material adverse effect on our results of operations through March 31, 2005. However, we cannot assure you that there will not be an adverse impact in the future. See RISK FACTORS for factors pertaining to our international sales and fluctuations in the exchange rates of foreign currency and for further discussion of potential adverse effects in operating results associated with the risks of doing business abroad. During the first three months of 2005 and 2004, 33.8% and 30.2%, respectively, of our sales were from our operations outside of the United States.

Americas

Sales in the Americas during the quarter ended March 31, 2005 increased $2.0 million, or 0.5%, compared to the same period of 2004. This net increase included a $7.1 million increase attributable to sales under new programs and increased activity with existing systems integration customers. This increase was offset by a $5.1 million net decrease in PCBA sales volume attributable to the impact of maturing programs and transferring existing customer business to our facilities in Asia.

Asia

Sales in Asia during the quarter ended March 31, 2005 increased $28.9 million, or 32.7%, compared to the same period of 2004. This net increase included a $33.5 million net increase in PCBA sales volumes attributable to the impact of ramping new programs in Asia and transferring existing customer business to Asia. This increase was offset by a $4.6 million net decrease attributable to sales activity with existing systems integration customers. In the fourth quarter of

2004, the Singapore facility ceased systems integration operations and currently provides engineering and international purchasing services.

Europe

Sales in Europe during the quarter ended March 31, 2005 decreased $2.3 million, or 8.4%, compared to the same period of 2004. This net decrease included a $0.8 million increase in sales volumes from systems integration customers, and a $3.1 million net decrease in overall PCBA sales volume. The overall decrease in sales volume in Europe is a result of lower demand for our customers’ products in Europe and the transfer of production for some customers to lower cost production geographies.

Gross Profit

Gross profit increased 0.9% to $37.5 million for the first quarter of 2005 from $37.2 million in the same quarter of 2004. Gross profit as a percentage of sales for the three months ended March 31, 2005 and 2004, respectively, decreased to 7.4% from 7.7%. Gross profit as a percentage of sales decreased because of new program ramps and a high level of scheduling and mix changes during 2005.  These activities combined to impact the level of efficiency in our production and negatively impacted our gross profit.

We expect that a number of our higher volume programs with customers will remain subject to competitive restraints on the margin that may be realized from these programs and that these restraints could exert downward pressure on our margins in the near future. For the foreseeable future, our gross margin is expected to depend primarily on facility utilization, product mix, start-up of new programs and pricing within the electronics industry. The gross margins at each facility and for Benchmark as a whole are expected to continue to fluctuate. Increases in start-up costs associated with new programs and pricing within the electronics industry also could adversely impact our gross margin as they did during the first three months of 2005.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $15.2 million and $15.7 million in the first quarters of 2005 and 2004, respectively. Selling, general and administrative expenses as a percentage of sales decreased from 3.3% for the first quarter of 2004 to 3.0% for the first quarter of 2005. The decrease in selling, general and administrative expenses as a percentage of sales is primarily associated with the increase in sales.

Interest Expense

Interest expense for the three-month periods ended March 31, 2005 and 2004 was approximately $0.1 million and $0.8 million, respectively. The decrease is primarily due to repayments of all outstanding debt as of January 22, 2004.

Income Tax Expense

Income tax expense of $5.9 million represented an effective tax rate of 26.0% for the three months ended March 31, 2005, compared with $5.9 million at an effective tax rate of 28.0% for the same period in 2004. The decrease in the effective tax rate is primarily due to higher estimated income tax benefits for 2005 in foreign tax jurisdictions as compared to 2004. See Note 7 to the Condensed Consolidated Financial Statements.

Net Income

We reported net income for the three-month periods ended March 31, 2005 of approximately $16.9 million, or diluted earnings of $0.40 per share, compared with $15.2 million, or diluted earnings of $0.36 per share, for the same periods of 2004. The net increase of $1.7 million during 2005 was due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our growth and operations through funds generated from operations, proceeds from the sale of our securities and funds borrowed under our credit facilities. Cash and cash equivalents decreased to $90.2 million at March 31, 2005 from $124.9 million at December 31, 2004.

Cash used in operating activities was $8.8 million in the first three months of 2005.  The cash used in operations during the first three months of 2005 consisted primarily of $16.9 million of net income adjusted for $6.6 million of depreciation and amortization, and $24.0 increase in accounts payable, offset by $16.2 million increase in accounts receivable and $38.6 million increase in inventories. Working capital was $579.4 million at March 31, 2005 and $569.9 million at December 31, 2004.  Our days sales outstanding of 47 days and our inventory turns of 6.4 times reflect the impact of the level of new program activities, scheduling and mix changes, as well as the back end loading of demand by our customers in the quarter.

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

Cash used in investing activities was $26.2 million for the three months ended March 31, 2005. Capital expenditures of $14.8 million were primarily concentrated in manufacturing production equipment in Asia and the Americas to support our ongoing business and to expand certain existing manufacturing operations and included $5.9 million for the purchase of manufacturing and office facilities in Minnesota that the Company previously leased.

Cash provided by financing activities was $0.5 million for the three months ended March 31, 2005. During 2005, we received $0.9 million from the exercise of stock options and paid $0.4 million in debt issuance costs. See Note 5 to the Condensed Consolidated Financial Statements.

We have a $100.0 million three-year revolving credit line with a syndicate of commercial banks for general corporate purposes which can be increased to a total of $200.0 million. We are entitled to borrow under the revolving credit line up to $100.0 million. Interest on the revolving credit line is payable quarterly, at our option, at either the bank’s Eurodollar rate plus 1.00% to 1.75% or its prime rate plus 0.00% to 0.25%, based upon our debt ratio as specified in the agreement. A commitment fee of 0.20% to 0.35% per annum on the unused portion of the revolving credit facility is payable quarterly in arrears. As of March 31, 2005, we had no borrowings outstanding under the revolving credit line and $100.0 million was available for future borrowings.

The revolving credit facility is secured by our domestic inventory and accounts receivable, 100% of the stock of our domestic subsidiaries, and 65% of the voting capital stock of each direct foreign subsidiary and substantially all of our and our domestic subsidiaries’ other tangible and intangible assets. The revolving credit facility contains customary financial covenants as to working capital, interest coverage, debt leverage, fixed charges, and consolidated net worth, and restricts our ability to incur additional debt, pay dividends, sell assets and to merge or consolidate with other persons without the consent of the banks. At March 31, 2005, we were in compliance with all such restrictions.

Our Thailand subsidiary has a credit agreement with Kasikornbank Public Company (formerly Thai Farmers Bank Public Company Limited) and Bank of Ayudhya Public Company Limited (the Thai Credit Agreement). The Thai Credit Agreement provides that the lenders will make available to our Thailand subsidiary up to approximately $28.5 million in revolving loans, and machinery loans through September 2006. The Thai Credit Agreement is secured by land, buildings and machinery in Thailand. In addition, the Thai Credit Agreement provides for approximately $1.8 million (72.0 million Thai baht) in working capital availability in the form of working capital loans (20.0 million Thai baht) and bank guarantees (52.0 million Thai baht). At March 31, 2005, our Thailand subsidiary had no working capital borrowings outstanding.

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

At March 31, 2005, we had cash and cash equivalents totaling $90.2 million, short-term investments totaling $253.3 million and $100.0 million available for borrowings under our revolving credit line. We believe that during the next twelve months, our capital expenditures will be approximately $40 million, principally for machinery and equipment to support our ongoing business and expansion in Asia. Management believes that our existing cash  and short-term investment balances and funds generated from operations will be sufficient to permit us to meet our liquidity requirements over the next twelve months. Management further believes that our ongoing cash flows from operations and any borrowings we may incur under our $100.0 million credit facility will enable us to meet future operating cash requirements in future years. Should we desire to consummate significant acquisition opportunities, our capital needs would increase and could possibly result in our need to increase available borrowings under our revolving credit facility or access public or private debt and equity markets. There can be no assurance, however, that we would be successful in raising additional debt or equity on terms that we would consider acceptable.

IMPACT OF GOVERNMENTAL REGULATION

Our worldwide operations are subject to local laws and regulations. Of particular note at this time are two European Union (EU) directives, the first of which is the Restriction of Certain Hazardous Substances Directive (RoHS). Effective July 1, 2006, this directive restricts the distribution of products within the EU containing certain substances, including lead. While the enabling legislation of most EU member countries has not yet been enacted, and the implementing details not yet known, it appears we will not be able to sell non-RoHS compliant products to most customers who intend to sell their finished goods into the EU after the effective date.

The second directive is the Waste Electrical and Electronic Equipment Directive, effective August 13, 2005, under which a manufacturer or importer will be required, at its own cost, to take back and recycle all of the products it manufactured in or imported into the EU.

Both directives will affect the worldwide electronics, and electronics components, industries as a whole, and collaborative efforts among suppliers, distributors and customers to develop compliant processes have begun. Pending those developments and the enactment of enabling legislation, it is not possible to estimate the cost of compliance, if any, on Benchmark.

RISK FACTORS

The loss of a major customer would adversely affect us.

A substantial percentage of our sales have been made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. During the first quarter of 2005, our two largest customers together represented 47.6% of our sales, with one customer accounting for 30.9% of our sales. Our future sales are dependent on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on us.

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

We compete against many providers of electronics manufacturing services. Certain of our competitors have substantially greater resources and more geographically diversified international operations than we do. Our competitors include large independent manufacturers such as Celestica, Inc., Flextronics International Ltd., Jabil Circuit, Inc., Sanmina-SCI Corporation and Solectron Corporation. In addition, we may in the future encounter competition from other large electronic manufacturers that are selling, or may begin to sell, electronics manufacturing services.

We also face competition from the manufacturing operations of our current and future customers, who are continually evaluating the merits of manufacturing products internally against the advantages of outsourcing to electronics manufacturing services providers. In addition, in recent years, original design manufacturers (ODMs), companies that provide design and manufacturing services to OEMs, have significantly increased their share of outsourced manufacturing services provided to OEMs in several markets, such as notebook and desktop computers, personal computer motherboards, and consumer electronic products. Competition from ODMs may increase if our business in these markets grows or if ODMs expand further into or beyond these markets.

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

We experience intense competition, which can intensify further as more companies enter the markets in which we operate, as existing competitors expand capacity and as the industry consolidates. The availability of excess manufacturing capacity at many of our competitors creates intense pricing and competitive pressure on the EMS industry as a whole and Benchmark in particular. To compete effectively, we must continue to provide technologically advanced manufacturing services, maintain strict quality standards, respond flexibly and rapidly to customers’ design and schedule changes and deliver products globally on a reliable basis at competitive prices. Our inability to do so could have an adverse effect on us.

We may experience fluctuations in quarterly results.

Our quarterly results may vary significantly depending on various factors, many of which are beyond our control. These factors include:

• the volume of customer orders relative to our capacity;

• customer introduction and market acceptance of new products;

• changes in demand for customer products;

• pricing and other competitive pressures;

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

Most of our customers do not commit to long-term production schedules, which makes it difficult for us to schedule production and achieve maximum efficiency of our manufacturing capacity.

The volume and timing of sales to our customers may vary due to:

• variation in demand for our customers’ products;

• our customers’ attempts to manage their inventory;

• electronic design changes;

• changes in our customers’ manufacturing strategy; and

• acquisitions of or consolidations among customers.

Due in part to these factors, most of our customers do not commit to firm production schedules for more than one quarter in advance. Our inability to forecast the level of customer orders with certainty makes it difficult to schedule production and maximize utilization of manufacturing capacity. In the past, we have been required to increase staffing and other expenses in order to meet the anticipated demand of our customers. Anticipated orders from many of our customers have, in the past, failed to materialize or delivery schedules have been deferred as a result of changes in our customers’ business needs, thereby adversely affecting our results of operations. On other occasions, our customers have required rapid increases in production, which have placed an excessive burden on our resources. Such customer order fluctuations and deferrals have had a material adverse effect on us in the past, and we may experience such effects in the future. A business downturn resulting from any of these external factors could have a material adverse effect on our operating income.

Our customers may cancel their orders, change production quantities or delay production.

EMS providers must provide increasingly rapid product turnaround for their customers. We generally do not obtain firm, long-term purchase commitments from our customers and we continue to experience reduced lead-times in customer orders. Customers may cancel their orders, change production quantities or delay production for a number of reasons. The success of our customers’ products in the market affects our business. Cancellations, reductions or delay by a significant customer or by a group of customers could negatively impact our operating income.

In addition, we make significant decisions, including determining the levels of business that we will seek and accept, production schedules, component procurement commitments, personnel needs and other resource requirements, based on our estimate of customer requirements. The short-term nature of our customers’ commitments and the possibility of rapid changes in demand for their products reduces our ability to accurately estimate the future requirements of those customers.

On occasion, customers may require rapid increases in production, which can stress our resources and reduce operating margins. In addition, because many of our costs and operating expenses are relatively fixed, a reduction in customer demand can harm our gross profits and operating results.

Start-up costs and inefficiencies related to new or transferred programs can adversely affect our operating results and such costs may not be recoverable if such new programs or transferred programs are cancelled.

Start-up costs, the management of labor and equipment resources in connection with the establishment of new programs and new customer relationships, and the need to estimate required resources in advance can adversely affect our gross margins and operating results. These factors are particularly evident in the early stages of the life cycle of new products and new programs or program transfers and in the opening of new facilities such as our systems integration facility in Ayudhaya, Thailand. The effects of these start-up costs and inefficiencies can also occur when we re-open inactive facilities, such as our facility in Korat, Thailand, which began production in the third quarter of 2004. These factors also affect our ability to efficiently use labor and equipment. Due to the improved economy and our increased marketing efforts, we are currently managing a number of new programs. Consequently, our exposure to these factors has increased. In addition, if any of these new programs or new customer relationships were terminated, our operating results could be harmed, particularly in the short term and we may not be able to recoup these start-up costs.

Complications with the implementation of our new information systems could disrupt our operations and cause unanticipated increases in our costs.

We have completed the installation of an Enterprise Resource Planning system in most of our manufacturing sites and in our corporate location. Throughout 2005, we will be installing this system in certain of our remaining plants, which will replace the existing Manufacturing Resource Planning systems and financial information systems used by these sites. Complications with the implementation of these information systems could result in material adverse consequences, including disruption of operations, loss of information and unanticipated increases in cost.

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

In cases where the evidence suggests a customer may not be able to satisfy its obligation to us, we set up reserves in an amount we determine appropriate for the perceived risk. There can be no assurance that our reserves will be adequate to meet this risk. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional receivable and inventory reserves may be required.

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

We currently operate outside the United States in Brazil, China, England, Ireland, Mexico, Singapore and Thailand. During the first quarter of 2005 and 2004, 33.8% and 30.2%, respectively, of our sales were from our international operations. These international operations may be subject to a number of risks, including:

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

We are involved in legal proceedings. An unfavorable decision in any of these proceedings could have a material adverse effect on us.

In the past, we have been notified of claims relating to various matters including intellectual property rights, contractual matters or other issues arising in the ordinary course of business.  In the event of such a claim, we may be required to spend a significant amount of money to defend or otherwise address the claim.  Any litigation, even where a claim is without merit, could result in substantial costs and diversion of resources.  Accordingly, the resolution or adjudication of such disputes, even those encountered in the ordinary course of business, could have a material adverse effect on our business, consolidated financial conditions and results of operations.

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

Our capabilities have continued to grow through acquisitions and we may pursue additional acquisitions over time. These acquisitions involve risks, including:

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

Our stock price is volatile.

Our common shares have experienced significant price volatility, and such volatility may continue in the future. The price of our common shares could fluctuate widely in response to a range of factors, including variations in our reported financial results and changing conditions in the economy in general or in our industry in particular. In addition, stock markets generally experience significant price and volume volatility from time to time which may affect the market price of our common shares for reasons unrelated to our performance.

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

Recently enacted changes to financial accounting standards will affect our reported results of operations and could result in a decrease in the value of your shares.

There has been an ongoing public debate as to whether employee stock option and employee stock purchase plan shares should be treated as a compensation expense. In December 2004, the Financial Accounting Standards Board published amendments to financial accounting standards that will require that awards under such plans be treated as compensation expense using the fair value method. This amendment will be effective for our first quarter of 2006. Management is assessing the implications of this revised standard, which may materially impact the Company’s results of operations in the first quarter of 2006 and thereafter. See Note 2 to the Condensed Consolidated Financial Statements.

Impact of Governmental Regulation

See “Impact of Governmental Regulation” above. If we or our customers fail in the future to comply with such laws and regulations, then we could incur liabilities and fines and our operations could be suspended.

We could incur a significant amount of debt in the future.

We have the ability to borrow approximately $129.0 million under our Credit Agreement and the Thai Credit Agreement. In addition, we could incur additional indebtedness in the future in the form of bank loans, notes or convertible securities.  An increase in the level of our indebtedness, among other things, could:

• make it difficult for us to obtain any necessary financing in the future for other acquisitions, working capital, capital expenditures, debt service requirements or other purposes;

• limit our flexibility in planning for, or reacting to changes in, our business; and

• make us more vulnerable in the event of a downturn in our business.

There can be no assurance that we will be able to meet any future debt service obligations.

We may be exposed to interest rate fluctuations.

We have exposure to interest rate risk under our variable rate revolving credit facilities to the extent we incur indebtedness under such facilities. These facilities’ interest rates are based on the spread over the bank’s Eurodollar rate or its prime rate.

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

•                  Inflationary economies or currencies; and

•                  Economic and political instability.

We do not use derivative financial instruments for speculative purposes. Our practice is to maintain a hedged position for certain significant transaction exposures. These exposures are primarily, but not limited to, vendor payments and inter-company balances in currencies other than the currency in which our foreign operation primarily generates and expends cash. Our international operations in some instances operate in a natural hedge because both operating expenses and a portion of sales are denominated in local currency. In the future, significant transactions involving our international operations may cause us to consider engaging in hedging transactions to attempt to mitigate our exposure to fluctuations in foreign exchange rates.  As of March 31, 2005, we did not have any foreign currency hedges.  Our sales are substantially denominated in U.S. dollars.  Our primary foreign currency cash flows are generated in certain European countries and Brazil.

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

Exhibits 31.1 and 31.2 are the Certifications of the CEO and the CFO, respectively. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This Item of this report, which you are currently reading, is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

Benchmark is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on Benchmark’s consolidated financial position or results of operations.

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 6 - Exhibits and Reports on Form 8-K

(a)	Exhibits.
	31.1	Section 302 Certification of Chief Executive Officer
	31.2	Section 302 Certification of Chief Financial Officer
	32.1	Section 1350 Certification of Chief Executive Officer
	32.2	Section 1350 Certification of Chief Financial Officer

(b)	Reports on Form 8-K.
The Company filed the following Current Reports on Form 8-K during the quarter ended March 31, 2005:

Current Report on Form 8-K dated January 6, 2005 furnishing information relating to the Company’s guidance for the fourth quarter 2004 results.

Current Report on Form 8-K dated January 20, 2005 relating to the Company’s Second Amended and Restated Credit Agreement dated January 20, 2005.

Current Report on Form 8-K dated February 8, 2005 furnishing information relating to the Company’s results for the fourth quarter 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 9, 2005.

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