Form 10-Q
period 2005-06-30
BENCHMARK ELECTRONICS INC
filed 2005-08-08
CIK 863436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005.

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

As of August 5, 2005 there were 41,825,752 Common Shares of Benchmark Electronics, Inc., par value $0.10 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(amounts in thousands)

	June 30,	December 31,
	2005	2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$70,118	$124,862
Short-term investments	217,275	242,506
Accounts receivable, net of allowance for doubtful accounts of $6,381 and $6,985, respectively	310,238	251,305
Inventories, net	312,833	256,876
Prepaid expenses and other assets	21,301	15,576
Deferred tax asset	10,669	10,444
Total current assets	942,434	901,569
Property, plant and equipment	267,768	250,169
Accumulated depreciation	(187,553)	(178,600)
Net property, plant and equipment	80,215	71,569
Goodwill, net	112,975	112,853
Other, net	6,485	6,010
	$1,142,109	$1,092,001

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$265,645	$257,054
Income taxes payable	35,006	28,075
Accrued liabilities	39,207	46,502
Total current liabilities	339,858	331,631

Other long-term liabilities	2,494	2,431
Deferred tax liability	6,590	6,422
Shareholders’ equity:
Preferred shares, $0.10 par value; 5,000 shares authorized, none issued	—	—
Common shares, $0.10 par value; 85,000 shares authorized; issued – 41,823 and 41,676, respectively; outstanding – 41,749 and 41,602, respectively	4,175	4,160
Additional paid-in capital	555,097	552,503
Retained earnings	242,310	206,683
Accumulated other comprehensive loss	(8,234)	(11,648)
Less treasury shares, at cost; 74 shares	(181)	(181)
Total shareholders’ equity	793,167	751,517
Commitments and contingencies
	$1,142,109	$1,092,001

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Sales	$560,817	$491,392	$1,070,399	$972,358
Cost of sales	522,071	453,043	994,168	896,852
Gross profit	38,746	38,349	76,231	75,506
Selling, general and administrative expenses	15,478	15,330	30,690	31,051
Income from operations	23,268	23,019	45,541	44,455
Interest expense	(85)	(394)	(152)	(1,159)
Other income	1,956	1,321	2,626	1,754
Income before income taxes	25,139	23,946	48,015	45,050
Income tax expense	6,441	6,390	12,388	12,299
Net income	$18,698	$17,556	$35,627	$32,751

Earnings per share:
Basic	$0.45	$0.43	$0.86	$0.80
Diluted	$0.44	$0.42	$0.83	$0.77

Weighted average number of shares outstanding:
Basic	41,707	41,047	41,667	41,001
Diluted	42,663	42,168	42,710	42,326

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net income	$35,627	$32,751
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	13,134	13,956
Deferred income taxes	(57)	437
Asset impairments	—	1,417
Gain on the sale of property, plant and equipment	(4)	(1,364)
Accrued compensation expense	—	164
Federal tax benefit of stock options exercised	546	843
Other	709	—
Changes in operating assets and liabilities:
Accounts receivable	(58,533)	(21,994)
Inventories	(55,630)	(38,669)
Prepaid expenses and other assets	(5,673)	(1,730)
Accounts payable	8,521	(15,141)
Accrued liabilities	(7,371)	(3,169)
Income taxes	6,884	7,893
Net cash used in operations	(61,847)	(24,606)

Cash flows from investing activities:
Purchases of short-term investments	(177,895)	(79,600)
Proceeds from sales and maturities of short-term investments	203,126	87,570
Additions to property, plant and equipment	(20,488)	(3,686)
Proceeds from the sale of property, plant and equipment	154	2,259
Additions to purchased software	(1,196)	(149)
Net cash provided by investing activities	3,701	6,394

Cash flows from financing activities:
Proceeds from stock options exercised	2,063	2,039
Proceeds from employee stock purchase plan	—	921
Debt issuance cost	(412)	—
Principal payments on other long-term debt	—	(21,008)
Net cash provided by (used in) financing activities	1,651	(18,048)

Effect of exchange rate changes	1,751	(162)

Net decrease in cash and cash equivalents	(54,744)	(36,422)
Cash and cash equivalents at beginning of year	124,862	117,310
Cash and cash equivalents at June 30	$70,118	$80,888

Supplemental disclosures of cash flow information:
Income taxes paid, net	$4,859	$3,095
Interest paid	$245	$410

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(amounts in thousands, unless otherwise noted)

(unaudited)

Note 1 - Basis of Presentation

Benchmark Electronics, Inc. (the Company) is a Texas corporation in the business of manufacturing electronics and provides services to original equipment manufacturers (OEMs) of computers and related products for business enterprises, medical devices, industrial control equipment, testing and instrumentation products and telecommunication equipment. The Company has manufacturing operations located in the Americas, Asia and Europe.

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

Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans.  In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In addition, the adoption of SFAS No. 123R requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS No. 123R is effective January 1, 2006 for calendar year companies. Accordingly, the Company will implement the revised standard in the first quarter of 2006.

On May 11, 2005, in response to SFAS 123R, the Company’s Board of Directors approved accelerating the vesting of out-of-the-money, unvested stock options held by current employees, including executive officers, and the Chairman of the Board of Directors. No options held by non-employee directors were subject to acceleration. An option was considered out-of-the-money if the stated option exercise price was greater than the closing price, $28.30, of the Company’s common shares on the day the Board of Directors approved the acceleration. The accelerated vesting was effective as of May 11, 2005.

The decision to accelerate vesting of these options was made to avoid recognizing compensation cost in the statement of income in future financial statements upon the effectiveness of SFAS No. 123R. It is estimated that the maximum future compensation expense that will be avoided, based on the Company’s implementation date for SFAS No. 123R of January 1, 2006, is approximately $6.8 million, of which approximately $2.5 million is related to options held by executive officers and the Chairman of the Board of the Company. The vesting acceleration did not result in the recognition of compensation expense in net income for the three or six months ended June 30, 2005. The pro-forma results presented in the table below include approximately $8.3 million ($5.0 million, net of tax) of compensation expense for the three and six months ended June 30, 2005, respectively, resulting from the vesting acceleration.

As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income, as reported	$18,698	$17,556	$35,627	$32,751
Add stock-based compensation expense included in reported net income, net of related tax effects	—	98	—	98
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,054)	(802)	(6,695)	(1,337)
Net income, as adjusted	$12,644	$16,852	$28,932	$31,512

Earnings per share:
Basic, as reported	$0.45	$0.43	$0.86	$0.80
Basic, as adjusted	$0.30	$0.41	$0.69	$0.77

Diluted, as reported	$0.44	$0.42	$0.83	$0.77
Diluted, as adjusted	$0.30	$0.40	$0.68	$0.75

These adjusted results may not be indicative of the future results for the full fiscal year due to potential grants, vesting and other factors. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. There were no options granted during the first quarters of 2005 or 2004.  The assumptions used to value the option grants in the second quarter of 2005 and 2004 were as follows:

	2005	2004
Expected life of options	5 years	5 years
Volatility	58%	62%
Risk-free interest rate	3.77%	3.9%
Dividend yield	zero	zero

Note 3 – Earnings Per Share

Basic earnings per share is computed using the weighted average number of shares outstanding.  Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding stock equivalents during the three and six months ended June 30, 2005 and 2004. Stock equivalents include common shares issuable upon the exercise of stock options and other equity instruments, and are computed using the treasury stock method.

The following table sets forth the calculation of basic and diluted earnings per share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Numerator for basic and diluted earnings per share - net income	$18,698	$17,556	$35,627	$32,751

Denominator for basic earnings per share -
weighted average number of common shares outstanding during the period	41,707	41,047	41,667	41,001
Incremental common shares attributable to exercise of outstanding dilutive options	956	1,121	1,043	1,325
Denominator for diluted earnings per share	42,663	42,168	42,710	42,326

Basic earnings per share	$0.45	$0.43	$0.86	$0.80
Diluted earnings per share	$0.44	$0.42	$0.83	$0.77

Options to purchase 1.1 million common shares for the three and six months ended June 30, 2005, respectively, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares for the period. Options to purchase 0.5 million common shares for the three and six months ended June 30, 2004, respectively, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares for the period.

Note 4 – Goodwill

Goodwill associated with each of the Company’s business segments and changes in those amounts during the six-month period ended June 30, 2005 were as follows:

	Americas	Asia	Total

Goodwill, December 31, 2004	$106,785	$6,068	$112,853
Currency translation adjustment	122	—	122
Goodwill, June 30, 2005	$106,907	$6,068	$112,975

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

Interest on outstanding borrowings under the Credit Agreement is payable quarterly, at the Company’s option, at either the bank’s Eurodollar rate plus 1.00% to 1.75% or its prime rate plus 0.00% to 0.25%, based upon the Company’s debt ratio as specified in the agreement.  A commitment fee of 0.20% to 0.35% per annum on the unused portion of the Credit Agreement is payable quarterly in arrears. As of June 30, 2005, the Company had no borrowings outstanding under the Credit Agreement and $100 million was available for future borrowings.

The Credit Agreement is secured by the Company’s domestic inventory and accounts receivable, 100% of the stock of the Company’s domestic subsidiaries, and 65% of the voting capital stock of each direct foreign subsidiary and substantially all of the other tangible and intangible assets of the Company and its domestic subsidiaries.  The Credit Agreement contains customary financial covenants as to working capital, interest coverage, debt leverage, fixed charges, and consolidated net worth, and restricts the ability of the Company to incur additional debt, pay dividends, sell assets, and to merge or consolidate with other persons, without the consent of the banks.  As of June 30, 2005, the Company was in compliance with all such restrictions.

The Company’s Thailand subsidiary has a Credit Agreement with Kasikornbank Public Company Limited (formerly Thai Farmers Bank Public Company Limited) and Bank of Ayudhya Public Company Limited (the Thai Credit Agreement). The Thai Credit Agreement provides that the lenders will make available to the Company’s Thailand subsidiary up to approximately $28.5 million in revolving loans and machinery loans for a term of five years through September 2006. The Thai Credit Agreement is secured by land, buildings and machinery in Thailand.  In addition, the Thai Credit Agreement provides for approximately $1.7 million (72.0 million Thai baht) in working capital availability in the form of working capital loans (20.0 million Thai baht) and bank guarantees (52.0 million Thai baht). As of June 30, 2005, the Company’s Thailand subsidiary had no working capital borrowings outstanding.

Note 6 - Inventories

Inventory costs are summarized as follows:

	June 30,	December 31,
	2005	2004

Raw materials	$229,388	$180,629
Work in process	73,911	57,044
Finished goods	22,150	32,520
Obsolescence reserve	(12,616)	(13,317)
	$312,833	$256,876

Note 7 - Income Taxes

Income tax expense (benefit) consists of the following:

	Six Months Ended
	June 30,
	2005	2004

Federal – Current	$7,270	$10,346
Foreign – Current	3,410	(1,231)
State – Current	1,765	2,747
Deferred	(57)	437
Total	$12,388	$12,299

Income tax expense differs from the amount computed by applying the U.S. federal statutory income tax rate to income before income tax primarily due to the impact of foreign income taxes, state income taxes (net of federal benefit) and tax-exempt interest income.

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

The Company has been granted certain tax incentives, including tax holidays, for its subsidiaries in China, Ireland, and Thailand. These tax incentives, including tax holidays, expire through 2010, and are subject to certain conditions with which the Company expects to comply.  The net impact of these tax incentives was to lower income tax expense for the six month periods ended June 30, 2005 and 2004 by approximately $3.0 million (approximately $0.07 per diluted share) and $0.6 million (approximately $0.02 per diluted share), respectively.

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

Information about operating segments for the three and six months ended June 30, 2005 and 2004 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net sales:
Americas	$479,321	$463,973	$922,694	$902,908
Asia	151,605	93,016	271,145	182,771
Europe	57,935	50,254	109,844	105,137
Elimination of intersegment sales	(128,044)	(115,851)	(233,284)	(218,458)
	$560,817	$491,392	$1,070,399	$972,358
Depreciation and amortization:
Americas	$3,642	$3,994	$7,331	$8,103
Asia	1,888	1,614	3,716	3,106
Europe	353	455	717	962
Corporate	651	722	1,370	1,785
	$6,534	$6,785	$13,134	$13,956
Income from operations:
Americas	$17,647	$21,848	$37,463	$41,884
Asia	11,832	4,220	20,837	8,017
Europe	(1,432)	2,672	(2,522)	4,285
Corporate and intersegment eliminations	(4,779)	(5,721)	(10,237)	(9,731)
	$23,268	$23,019	$45,541	$44,455
Capital expenditures:
Americas	$2,787	$1,776	$12,033	$1,889
Asia	2,913	607	8,422	1,706
Europe	7	91	33	91
	$5,707	$2,474	$20,488	$3,686

	June 30,	December 31,
	2005	2004
Total assets:
Americas	$871,551	$860,785
Asia	206,941	173,003
Europe	54,225	49,116
Corporate	9,392	9,097
	$1,142,109	$1,092,001

The following enterprise-wide information is provided in accordance with SFAS No. 131.  Geographic net sales information reflects the destination of the product shipped.  Long-lived assets information is based on the physical location of the asset.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net sales derived from:
Printed circuit boards	$457,948	$367,224	$846,041	$729,992
Systems integration	102,869	124,168	224,358	242,366
	$560,817	$491,392	$1,070,399	$972,358
Geographic net sales:
United States	$435,266	$385,893	$826,824	$766,398
Asia	16,843	16,918	29,518	33,247
Europe	105,125	83,520	205,743	162,185
Other	3,583	5,061	8,314	10,528
	$560,817	$491,392	$1,070,399	$972,358

	June 30,	December 31,
	2005	2004
Long-lived assets:
United States	$46,073	$41,620
Asia	34,267	29,480
Europe	1,624	2,466
Other	4,736	4,013
	$86,700	$77,579

Note 9 – Comprehensive Income

Comprehensive income includes net income and the change in the cumulative translation adjustment. Comprehensive income for the three and six months ended June 30, 2005 and 2004 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net income	$18,698	$17,556	$35,627	$32,751
Cumulative translation adjustment	2,494	(1,093)	3,414	(527)
Comprehensive income	$21,192	$16,463	$39,041	$32,224

Note 10 – Contingencies

The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

One of the legal actions involves a payable dispute with a former customer of a predecessor company (AVEX) acquired by the Company in 1999. The lawsuit alleges that the Company owes the former customer approximately $12 million in unsubstantiated claims for past due invoices. The Company denies responsibility for these unsubstantiated claims and has filed a counterclaim against the former customer for non payment of receivables. The Company intends to vigorously defend against the former customer’s allegations and pursue its claim against the former customer. At the present time, the Company is unable to reasonably estimate the probable loss, if any, associated with these matters.

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

In December 2004, the FASB issued SFAS No. 123R. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company will adopt SFAS No. 123R on January 1, 2006. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. The Company is currently considering the modified prospective method of transition and expects that adoption of SFAS No. 123R will have a material impact on the Company’s consolidated financial position and consolidated results of operations. Based on preliminary estimates, the future compensation cost to be recognized as a result of the adoption of SFAS No. 123R for the year ended December 31, 2006 will be $0.5 million. In addition, for any new awards that may be granted during the third and fourth quarters of 2005, the Company may incur additional expense during 2006 that cannot yet be quantified. See Note 2 above.

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

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (SFAS No. 153). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS No. 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and the fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. The provisions of SFAS No. 153 are effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its consolidated financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS No. 154). SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. We do not expect the adoption of this standard to have a material impact on our consolidated financial position, results of operations or cash flows.

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

Summary of Results

Sales for the second quarter of 2005 increased 14.1% to $560.8 million compared to $491.4 million for the same period of 2004. The increase in our sales reflects new program revenues from both existing and new customers. Sales to our largest customer, Sun Microsystems, Inc., decreased to 29.9% of our sales in the second quarter of 2005 from 32.2% of our sales in the second quarter of 2004. We expect sales to our largest customer to remain in the high 20% range of total sales for the remainder of 2005. Sales to our customers, other than our two largest customers, increased to $297.6 million in the second quarter of 2005 from $249.2 million in the second quarter of 2004.

Our gross profit as a percentage of sales for the second quarter was down to 6.9% in 2005 from 7.8% in 2004 because of the current market pricing trends, new program ramps and product transitions during the quarter. These activities combined to impact the level of efficiency in our production and negatively impacted our gross profit. We do expect that a number of our new and higher volume programs with customers will remain subject to competitive constraints on the margin that may be realized from these programs and that these constraints could exert downward pressure on our margins in the near future.

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

Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss would be recognized to the extent that the carrying amount exceeds the asset’s fair value. We completed the annual impairment test during the fourth quarter of 2004 and determined that no impairment existed as of the date of the impairment test. Goodwill is measured at the reporting unit level, which we have determined to be consistent with our operating segments as defined in Note 8 – “Segment and Geographic Information” to the Condensed Consolidated Financial Statements, by determining the fair values of the reporting units using a discounted cash flow model and comparing those fair values to the carrying values, including goodwill, of the reporting unit. As of June 30, 2005, we had net goodwill of approximately $113.0 million. Circumstances that may lead to impairment of goodwill include unforeseen decreases in future performance or industry demand, and the restructuring of our operations as a result of a change in our business strategy.

RESULTS OF OPERATIONS

The following table presents the percentage relationship that certain items in our Condensed Consolidated Statements of Income bear to sales for the periods indicated. The financial information and the discussion below should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

	Three Months Ended June 31,		Six Months Ended
			June 30,
	2005	2004	2005	2004
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	93.1	92.2	92.9	92.2
Gross profit	6.9	7.8	7.1	7.8
Selling, general and administrative expenses	2.8	3.1	2.9	3.2
Income from operations	4.1	4.7	4.3	4.6
Interest expense	(0.0)	(0.1)	(0.0)	(0.1)
Other income	0.4	0.3	0.2	0.2
Income before income taxes	4.5	4.9	4.5	4.7
Income tax expense	1.2	1.3	1.2	1.3
Net income	3.3%	3.6%	3.3%	3.4%

Sales

Sales for the second quarter of 2005 were $560.8 million, a 14.1% increase from sales of $491.4 million for the same quarter in 2004.  The increase of $69.4 million resulted from increased sales under new programs and increased activity with existing customers. This increase included a $90.7 million increase in printed circuit board assembly (PCBA) sales volume. This increase was offset by a $21.3 million decrease attributable to sales activity with existing systems integration customers.

A substantial percentage of our sales have been made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. During the second quarter of 2005, our two largest customers together represented 46.9% of our sales, with one customer accounting for 29.9% of our sales. Sales to our largest customer, Sun Microsystems, Inc., decreased to 29.9% of our sales in the second quarter of 2005 from 32.2% of our sales in the second quarter of 2004. During the second quarter of 2005, the level of concentration among our top customers decreased as revenues from our remaining customer base expanded. Our future sales are dependent on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Sales to our customers, other than our two largest customers, increased to $297.6 million in the second quarter of 2005 from $249.2 million in the second quarter of 2004, an increase of $48.4 million. We expect sales to our largest customer to remain in the high 20% range of total sales for the remainder of 2005. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on us.

Our manufacturing and assembly operations include printed circuit boards and subsystem assembly, box build and systems integration. Systems integration is the process of integrating subsystem and printed circuit board assemblies and, often, downloading and integrating software, to produce a fully configured product. Systems integration is a value-added service that is not separable from our overall contract manufacturing service. Sales from the operation of our systems integration facilities represented 21.0% and 24.9% of our sales for the six months ended June 30, 2005 and 2004, respectively.

We have 16 manufacturing facilities in the Americas, Asia and Europe to serve our customers. We are operated and managed geographically. See Note 8 to the Condensed Consolidated Financial Statements.

The percentage of our sales by region for the three and six months ended June 30, 2005 and 2004 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Americas	69.1%	76.3%	70.6%	76.2%
Asia	26.7	18.5	24.9	18.4
Europe	4.2	5.2	4.5	5.4
	100.0%	100.0%	100.0%	100.0%

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

Our international operations are subject to the risks of doing business abroad. These dynamics have not had a material adverse effect on our results of operations through June 30, 2005. However, we cannot assure you that there will not be an adverse impact in the future. See RISK FACTORS for factors pertaining to our international sales and fluctuations in the exchange rates of foreign currency and for further discussion of potential adverse effects in operating results associated with the risks of doing business abroad. During the first six months of 2005 and 2004, 35.5% and 30.0%, respectively, of our sales were from our operations outside of the United States.

Americas

Sales in the Americas during the quarter ended June 30, 2005 increased $12.7 million, or 3.4%, compared to the same period of 2004. This net increase included a $28.3 million increase in PCBA sales volume attributable to sales under new programs and increased activity with existing customers. This increase was offset by a $15.6 million net decrease in sales activity with existing systems integration customers. Sales in the Americas during the six months ended June 30, 2005 increased $14.7 million, or 2.0%, compared to the same period of 2004. This net increase included a $23.2 million increase in PCBA sales volume attributable to sales under new programs and increased activity with existing customers. This increase was offset by an $8.5 million net decrease in sales activity with existing systems integration customers.

Asia

Sales in Asia during the quarter ended June 30, 2005 increased $58.8 million, or 64.7%, compared to the same period of 2004. This net increase included a $64.4 million net increase in PCBA sales volumes attributable to the impact of ramping new programs in Asia and transferring existing customer business to Asia. This increase was offset by a $5.6 million net decrease attributable to sales activity with existing systems integration customers. In the fourth quarter of 2004, the Singapore facility ceased systems integration operations and currently provides engineering and international purchasing services. Sales in Asia during the six months ended June 30, 2005 increased $87.7 million, or 48.9%, compared to the same period of 2004. This net increase included a $98.0 million net increase in PCBA sales volumes attributable to the impact of ramping new programs in Asia and transferring existing customer business to Asia. This increase was offset by a $10.3 million net decrease attributable to sales activity with existing systems integration customers.

Europe

Sales in Europe during the quarter ended June 30, 2005 decreased $2.1 million, or 8.2%, compared to the same period of 2004. This net decrease included a $0.1 million decrease in sales volumes from systems integration customers, and a $2.0 million net decrease in overall PCBA sales volume. The overall decrease in sales volume in Europe is a result of lower demand for our customers’ products in Europe and the transfer of production for some customers to lower cost production geographies. Sales in Europe during the six months ended June 30, 2005 decreased $4.4 million, or 8.3%, compared to the same period of 2004. This net decrease included a $5.2 million decrease in overall PCBA sales volume.  This decrease was offset by a $0.8 million net increase in sales volumes from systems integration customers.

Gross Profit

Gross profit increased 1.0% to $38.7 million for the second quarter of 2005 from $38.3 million in the same quarter of 2004. Gross profit as a percentage of sales for the three months ended June 30, 2005 and 2004, respectively, decreased to 6.9% from 7.8%. Gross profit increased 1.0% to $76.2 million for the first six months of 2005 from $75.5 million in the same period of 2004. Gross profit as a percentage of sales for the six months ended June 30, 2005 and 2004, respectively, decreased to 7.1% from 7.8%. Gross profit as a percentage of sales decreased because of current market pricing trends, new program ramps and product transitions during 2005.  These activities combined to impact the level of efficiency in our production and negatively impacted our gross profit.

We expect that a number of our higher volume programs with customers will remain subject to competitive restraints on the margin that may be realized from these programs and that these restraints could exert downward pressure on our margins in the near future. For the foreseeable future, our gross margin is expected to depend primarily on facility utilization, product mix, start-up of new programs and pricing within the electronics industry. The gross margins at each facility and for Benchmark as a whole are expected to continue to fluctuate. Increases in start-up costs associated with new programs and pricing within the electronics industry also could adversely impact our gross margin as they did during the first six months of 2005.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $15.5 million and $15.3 million in the second quarters of 2005 and 2004, respectively, and $30.7 million and $31.1 million in the first six months of 2005 and 2004, respectively. Selling, general and administrative expenses as a percentage of sales decreased from 3.1% for the second quarter of 2004 to 2.8% for the second quarter of 2005 and decreased from 3.2% for the first six months of 2004 to 2.9% for the first six months of 2005. The decrease in selling, general and administrative expenses as a percentage of sales is primarily associated with the increase in sales.

Interest Expense

Interest expense for the three and six-month periods ended June 30, 2005 and 2004 was approximately $0.1 million and $0.2 million and $0.4 million and $1.2 million, respectively. The decrease is primarily due to lower fees associated with the three-year $100 million credit agreement entered into on January 20, 2005.

Income Tax Expense

Income tax expense of $12.4 million represented an effective tax rate of 25.8% for the six months ended June 30, 2005, compared with $12.3 million at an effective tax rate of 27.3% for the same period in 2004. The decrease in the effective tax rate is primarily due to higher estimated income tax benefits for 2005 in foreign tax jurisdictions as compared to 2004. See Note 7 to the Condensed Consolidated Financial Statements.

Net Income

We reported net income for the three and six-month periods ended June 30, 2005 of approximately $18.7 million and $35.6 million, or diluted earnings of $0.44 per share and $0.83 per share, compared with $17.6 million and $32.8 million, or diluted earnings of $0.42 per share and $0.77 per share, for the same periods of 2004. The net increases of $1.1 million and $2.9 million, respectively, during the three and six-month periods ended June 30, 2005 and 2004 were due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our growth and operations through funds generated from operations, proceeds from the sale of our securities and funds borrowed under our credit facilities. Cash and cash equivalents decreased to $70.1 million at June 30, 2005 from $124.9 million at December 31, 2004.

Cash used in operating activities was $61.8 million in the first six months of 2005.  The cash used in operations during the first six months of 2005 consisted primarily of $35.6 million of net income adjusted for $13.1 million of depreciation and amortization, and $8.5 increase in accounts payable, offset by $58.5 million increase in accounts receivable and $55.6 million increase in inventories. Working capital was $602.6 million at June 30, 2005 and $569.9 million at December 31, 2004.  Our days sales outstanding of 50 days and our inventory turns of 6.7 times reflect the impact of the level of new program activities,  as well as the back end loading of demand by our customers in the quarter.

We expect increases in working capital to support the anticipated growth in sales. We are continuing the practice of purchasing components only after customer orders are received, which mitigates, but does not eliminate the risk of loss on inventories. Supplies of electronic components and other materials used in operations are subject to industry-wide shortages. In certain instances, suppliers may allocate available quantities to us. We did not experience shortages of electronic components and other material supplies during the reporting period. If shortages of these components and other material supplies used in operations occur, vendors may not ship the quantities we need for production and we may be forced to delay shipments, which would increase backorders.

Cash provided by investing activities was $3.7 million for the six months ended June 30, 2005. Capital expenditures of $20.5 million were primarily concentrated in manufacturing production equipment in Asia and the Americas to support our ongoing business and to expand certain existing manufacturing operations and included $5.9 million for the purchase of manufacturing and office facilities in Minnesota that the Company previously leased.

Cash provided by financing activities was $1.7 million for the six months ended June 30, 2005. During 2005, we received $2.1 million from the exercise of stock options and paid $0.4 million in debt issuance costs. See Note 5 to the Condensed Consolidated Financial Statements.

We have a $100.0 million three-year revolving credit line with a syndicate of commercial banks for general corporate purposes which can be increased to a total of $200.0 million. We are entitled to borrow under the revolving credit line up to $100.0 million. Interest on the revolving credit line is payable quarterly, at our option, at either the bank’s Eurodollar rate plus 1.00% to 1.75% or its prime rate plus 0.00% to 0.25%, based upon our debt ratio as specified in the agreement. A commitment fee of 0.20% to 0.35% per annum on the unused portion of the revolving credit facility is payable quarterly in arrears. As of June 30, 2005, we had no borrowings outstanding under the revolving credit line and $100.0 million was available for future borrowings.

The revolving credit facility is secured by our domestic inventory and accounts receivable, 100% of the stock of our domestic subsidiaries, and 65% of the voting capital stock of each direct foreign subsidiary and substantially all of our and our domestic subsidiaries’ other tangible and intangible assets. The revolving credit facility contains customary financial covenants as to working capital, interest coverage, debt leverage, fixed charges, and consolidated net worth, and restricts our ability to incur additional debt, pay dividends, sell assets and to merge or consolidate with other persons without the consent of the banks. At June 30, 2005, we were in compliance with all such restrictions.

Our Thailand subsidiary has a credit agreement with Kasikornbank Public Company (formerly Thai Farmers Bank Public Company Limited) and Bank of Ayudhya Public Company Limited (the Thai Credit Agreement). The Thai Credit Agreement provides that the lenders will make available to our Thailand subsidiary up to approximately $28.5 million in revolving loans, and machinery loans through September 2006. The Thai Credit Agreement is secured by land, buildings and machinery in Thailand. In addition, the Thai Credit Agreement provides for approximately $1.7 million (72.0 million Thai baht) in working capital availability in the form of working capital loans (20.0 million Thai baht) and bank guarantees (52.0 million Thai baht). As of June 30, 2005, our Thailand subsidiary had no working capital borrowings outstanding.

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

At June 30 2005, we had cash and cash equivalents totaling $70.1 million, short-term investments totaling $217.3 million and $128.5 million available for borrowings under our revolving credit lines. We believe that during the next twelve months, our capital expenditures will be approximately $40 million, principally for machinery and equipment to support our ongoing business and expansion in Asia. Management believes that our existing cash and short-term investment balances and funds generated from operations will be sufficient to permit us to meet our liquidity requirements over the next twelve months. Management further believes that our ongoing cash flows from operations and any borrowings we may incur under our credit facilities will enable us to meet future operating cash requirements in future years. Should we desire to consummate significant acquisition opportunities, our capital needs would increase and could possibly result in our need to increase available borrowings under our revolving credit facility or access public or private debt and equity markets. There can be no assurance, however, that we would be successful in raising additional debt or equity on terms that we would consider acceptable.

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

A substantial percentage of our sales have been made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. During the second quarter of 2005, our two largest customers together represented 46.9% of our sales, with one customer accounting for 29.9% of our sales. Our future sales are dependent on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on us.

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

During periods of recession in the electronics industry, our competitive advantages in the areas of quick turnaround manufacturing and responsive customer service may be of reduced importance to electronics OEMs, who may become more price sensitive. We may also be at a competitive disadvantage with respect to price when compared to manufacturers with lower cost structures, particularly those with more offshore facilities located where labor and other costs are lower.

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

Start-up costs, the management of labor and equipment resources in connection with the establishment of new programs and new customer relationships, and the need to estimate required resources in advance can adversely affect our gross margins and operating results. These factors are particularly evident in the early stages of the life cycle of new products and new programs or program transfers and in the opening of new facilities such as our systems integration facility in Ayudhaya, Thailand. The effects of these start-up costs and inefficiencies can also occur when we re-open inactive facilities, such as our facility in Korat, Thailand, which began production in the third quarter of 2004. These factors also affect our ability to efficiently use labor and equipment. Due to the improved economy and our increased marketing efforts, we are currently managing a number of new programs. Consequently, our exposure to these factors has increased. In addition, if any of these new programs or new customer relationships were terminated, our operating results could be harmed, particularly in the short term. We may not be able to recoup these start-up costs or replace anticipated new program revenues.

Complications with the implementation of our new information systems could disrupt our operations and cause unanticipated increases in our costs.

We have completed the installation of an Enterprise Resource Planning system in most of our manufacturing sites and in our corporate location. Throughout 2005 and 2006, we expect that we will complete the installation of this system in certain of our remaining plants to replace the existing Manufacturing Resource Planning systems and financial information systems used by these sites. Complications with the implementation of these information systems could result in material adverse consequences, including disruption of operations, loss of information and unanticipated increases in cost.

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

We are subject to the risk of increased taxes.

We base our tax position upon the anticipated nature and conduct of our business and upon our understanding of the tax laws of the various countries in which we have assets or conduct activities. Our tax position, however, is subject to review and possible challenge by taxing authorities and to possible changes in law. We cannot determine in advance the extent to which some jurisdictions may assess additional tax or interest and penalties on such additional taxes.

Several countries in which we are located allow for tax holidays or provide other tax incentives to attract and retain business. We have obtained holidays or other incentives where available. Our taxes could increase if certain tax holidays or incentives are retracted, or if they are not renewed upon expiration, or tax rates applicable to us in such jurisdictions are otherwise increased. In addition, further acquisitions may cause our effective tax rate to increase.

We are exposed to intangible asset risk.

We have recorded goodwill in connection with business acquisitions. We are required to perform goodwill impairment tests at least on an annual basis and whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. As a result of our annual and other periodic evaluations, we may determine that the intangible asset values need to be written down to their fair values, which could result in material charges that could be adverse to our operating results and financial position.

There are inherent uncertainties involved in estimates, judgments and assumptions used in the preparation of financial statements in accordance with US GAAP. Any changes in estimates, judgments and assumptions could have a material adverse effect on our business, financial position and results of operations.

The condensed consolidated financial statements included in the periodic reports we file with the Securities and Exchange Commission are prepared in accordance with accounting principles generally accepted in the United States (US GAAP). The preparation of financial statements in accordance with US GAAP involves making estimates, judgments and assumptions that affect reported amounts of assets (including intangible assets), liabilities and related reserves, revenues, expenses and income. Estimates, judgments and assumptions are inherently subject to change in the future, and any such changes could result in corresponding changes to the amounts of assets, liabilities, revenues, expenses and income. Any such changes could have a material adverse effect on our financial position and results of operations.

Our international operations may be subject to certain risks.

We currently operate outside the United States in Brazil, China, England, Ireland, Mexico, Singapore and Thailand. During the first six months of 2005 and 2004, 35.5% and 30.0%, respectively, of our sales were from our international operations. These international operations may be subject to a number of risks, including:

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

In the past, we have been notified of claims relating to various matters including intellectual property rights, contractual matters or other issues arising in the ordinary course of business. In the event of such a claim, we may be required to spend a significant amount of money to defend or otherwise address the claim. Any litigation, even where a claim is without merit, could result in substantial costs and diversion of resources. Accordingly, the resolution or adjudication of such disputes, even those encountered in the ordinary course of business, could have a material adverse effect on our business, consolidated financial conditions and results of operations. See Note 10 to the condensed consolidated financial statements.

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

There has been an ongoing public debate as to whether employee stock option and employee stock purchase plan shares should be treated as a compensation expense. In December 2004, the Financial Accounting Standards Board published amendments to financial accounting standards that will require that awards under such plans be treated as compensation expense using the fair value method. This amendment will be effective for our first quarter of 2006. Based on preliminary estimates, the future compensation cost to be recognized as a result of the adoption of this revised standard for the year ended December 31, 2006 will be $0.5 million. In addition, for any new awards that may be granted during the third and fourth quarters of 2005, we may incur additional expense during 2006 that cannot yet be quantified. See Note 2 to the Condensed Consolidated Financial Statements.

Impact of Governmental Regulation

See “Impact of Governmental Regulation” above. If we or our customers fail in the future to comply with such laws and regulations, then we could incur liabilities and fines and our operations could be suspended.

We could incur a significant amount of debt in the future.

We have the ability to borrow approximately $128.5 million under our Credit Agreement and the Thai Credit Agreement. In addition, we could incur additional indebtedness in the future in the form of bank loans, notes or convertible securities.  An increase in the level of our indebtedness, among other things, could:

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

We will have exposure to interest rate risk under our variable rate revolving credit facilities to the extent we incur indebtedness under such facilities. These facilities’ interest rates are based on the spread over the bank’s Eurodollar rate or its prime rate.

Recently enacted changes in the securities laws and regulations are likely to increase our costs.

The Sarbanes-Oxley Act of 2002 that became law in July 2002 has required changes in some of our corporate governance, securities disclosure and compliance practices. In response to the requirements of that Act, the Securities and Exchange Commission and the New York Stock Exchange have promulgated new rules on a variety of subjects. Compliance with these new rules has increased our legal and financial and accounting costs, and we expect these increased costs to continue indefinitely. These developments may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be forced to accept reduced coverage or incur substantially higher costs to obtain coverage. Likewise, these developments may make it more difficult for us to attract and retain qualified members of our board of directors or qualified executive officers.

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

•                  Inflationary economies or currencies; and

•                  Economic and political instability.

We do not use derivative financial instruments for speculative purposes. Our practice is to maintain a hedged position for certain significant transaction exposures. These exposures are primarily, but not limited to, vendor payments and inter-company balances in currencies other than the currency in which our foreign operation primarily generates and expends cash. Our international operations in some instances operate in a natural hedge because both operating expenses and a portion of sales are denominated in local currency. In the future, significant transactions involving our international operations may cause us to consider engaging in hedging transactions to attempt to mitigate our exposure to fluctuations in foreign exchange rates.  As of June 30, 2005, we did not have any foreign currency hedges.  Our sales are substantially denominated in U.S. dollars.  Our primary foreign currency cash flows are generated in certain European countries and Brazil.

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

One of the legal actions involves a payable dispute with a former customer of a predecessor company (AVEX) acquired by us in 1999. The lawsuit alleges that we owe the former customer approximately $12 million in unsubstantiated claims for past due invoices. We deny responsibility for these unsubstantiated claims and have filed a counterclaim against the former customer for non payment of receivables. Management intends to vigorously pursue its claim against the former customer and defend against the former customer’s allegations. At the present time, we are unable to reasonably estimate the probable loss, if any, associated with these matters.

Item 2 – Unregistered Sales Of Equity Securities And Use Of Proceeds

None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Submission of Matters to a Vote of Security Holders

(a) - (c)  At the Annual Meeting of Shareholders held on May 11, 2005, the Company’s nominees for directors to serve until the 2006 Annual Meeting of Shareholders were elected, and the appointment of KPMG LLP as the independent auditors for the Company for the fiscal year ended December 31, 2005 was ratified.

With respect to the election of directors, the voting was as follows:

Nominee	For	Withheld
Donald E. Nigbor	36,093,618	2,433,966
Cary T. Fu	36,112,213	2,415,371
Steven A. Barton	35,586,941	2,940,643
John W. Cox	38,146,717	380,867
John C. Custer	37,432,755	1,094,829
Peter G. Dorflinger	37,436,020	1,091,564
Laura W. Lang	38,144,578	383,006
Bernee D.L. Strom	37,642,355	885,229

With respect to the ratification of the appointment of KPMG LLP as the independent registered public accounting firm of the Company, the voting was as follows:

For	Against	Abstain	Non-Vote
37,986,148	502,326	39,110	3,140,110

Item 5 – Other Information

None.

Item 6 – Exhibits

(a)          Exhibits.

31.1                     Section 302 Certification of Chief Executive Officer

31.2                     Section 302 Certification of Chief Financial Officer

32.1                     Section 1350 Certification of Chief Executive Officer

32.2                     Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 8, 2005.

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