Form 10-Q
period 2005-09-30
BENCHMARK ELECTRONICS INC
filed 2005-11-09
CIK 863436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005.

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM                            TO                       .

Commission File Number: 1-10560

BENCHMARK ELECTRONICS, INC.

(Exact name of registrant as specified in its charter)

Texas	74-2211011
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

3000 Technology Drive	77515
Angleton, Texas	(Zip Code)
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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐  No ☒

                As of November 4, 2005 there were 41,991,379 Common Shares of Benchmark Electronics, Inc., par value $0.10 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(amounts in thousands)

	September 30,	December 31,
	2005	2004
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$125,756	$124,862
Short-term investments	195,480	242,506
Accounts receivable, net of allowance for doubtful accounts of $6,311 and $6,985, respectively	302,254	251,305
Inventories, net	317,568	256,876
Prepaid expenses and other assets	25,728	15,576
Deferred tax asset	10,614	10,444
Total current assets	977,400	901,569
Property, plant and equipment	278,543	250,169
Accumulated depreciation	(190,646)	(178,600)
Net property, plant and equipment	87,897	71,569
Goodwill, net	112,990	112,853
Other, net	6,487	6,010
	$1,184,774	$1,092,001

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$283,115	$257,054
Income taxes payable	36,195	28,075
Accrued liabilities	38,875	46,502
Total current liabilities	358,185	331,631

Other long-term liabilities	2,531	2,431
Deferred tax liability	6,927	6,422
Shareholders’ equity:
Preferred shares, $0.10 par value; 5,000 shares authorized, none issued	—	—
Common shares, $0.10 par value; 85,000 shares authorized; issued—41,945 and 41,676, respectively; outstanding—41,871 and 41,602, respectively	4,187	4,160
Additional paid-in capital	557,520	552,503
Retained earnings	262,617	206,683
Accumulated other comprehensive loss	(7,012)	(11,648)
Less treasury shares, at cost; 74 shares	(181)	(181)
Total shareholders’ equity	817,131	751,517
Commitments and contingencies
	$1,184,774	$1,092,001

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Sales	$561,452	$504,750	$1,631,851	$1,477,108
Cost of sales	521,148	466,232	1,515,316	1,363,084
Gross profit	40,304	38,518	116,535	114,024
Selling, general and administrative expenses	15,617	14,553	46,307	45,604
Income from operations	24,687	23,965	70,228	68,420
Interest expense	(86)	(392)	(238)	(1,551)
Other income	2,062	849	4,688	2,603
Income before income taxes	26,663	24,422	74,678	69,472
Income tax expense	6,356	6,389	18,744	18,688
Net income	$20,307	$18,033	$55,934	$50,784

Earnings per share:
Basic	$0.49	$0.44	$1.34	$1.24
Diluted	$0.47	$0.43	$1.31	$1.20

Weighted average number of shares outstanding:
Basic	41,824	41,123	41,720	41,042
Diluted	42,770	42,313	42,751	42,387

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net income	$55,934	$50,784
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	19,660	20,400
Deferred income taxes	335	1,538
Asset impairments	—	1,417
Gain on the sale of property, plant and equipment	(55)	(1,427)
Accrued compensation expense	—	164
Federal tax benefit of stock options exercised	848	1,472
Other	643	—
Changes in operating assets and liabilities:
Accounts receivable	(50,338)	(50,641)
Inventories	(60,076)	(51,126)
Prepaid expenses and other assets	(10,131)	(1,862)
Accounts payable	25,892	708
Accrued liabilities	(7,688)	(3,402)
Income taxes	8,105	8,560
Net cash used in operations	(16,871)	(23,415)

Cash flows from investing activities:
Purchases of short-term investments	(239,320)	(106,000)
Proceeds from sales and maturities of short-term investments	286,346	112,705
Additions to property, plant and equipment	(34,020)	(9,424)
Proceeds from the sale of property, plant and equipment	249	4,687
Additions to purchased software	(1,829)	(239)
Net cash provided by investing activities	11,426	1,729

Cash flows from financing activities:
Proceeds from stock options exercised	3,159	3,321
Proceeds from employee stock purchase plan	1,037	921
Debt issuance cost	(412)	—
Principal payments on other long-term debt	—	(21,013)
Net cash provided by (used in) financing activities	3,784	(16,771)

Effect of exchange rate changes	2,555	715

Net increase in cash and cash equivalents	894	(37,742)
Cash and cash equivalents at beginning of year	124,862	117,310
Cash and cash equivalents at September 30	$125,756	$79,568

Supplemental disclosures of cash flow information:
Income taxes paid, net	$9,296	$7,081
Interest paid	$296	$587

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

Note 2—Accounting for Stock-Based Compensation

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

                The decision to accelerate vesting of these options was made to avoid recognizing compensation cost in the statement of income in future financial statements upon the effectiveness of SFAS No. 123R. It is estimated that the maximum future compensation expense that will be avoided, based on the Company’s implementation date for SFAS No. 123R of January 1, 2006, is approximately $6.8 million, of which approximately $2.5 million is related to options held by executive officers and the Chairman of the Board of the Company. The vesting acceleration did not result in the recognition of compensation expense in net income for the three or nine months ended September 30, 2005. The pro-forma results presented in the table below include approximately $8.3 million ($5.0 million, net of tax) of compensation expense for the nine months ended September 30, 2005 resulting from the vesting acceleration.

                As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income, as reported	$20,307	$18,033	$55,934	$50,784
Add stock-based compensation expense included in reported net income, net of related tax effects	—	—	—	98
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(215)	(535)	(7,083)	(2,025)
Net income, as adjusted	$20,092	$17,498	$48,851	$48,857

Earnings per share:
Basic, as reported	$0.49	$0.44	$1.34	$1.24
Basic, as adjusted	$0.48	$0.43	$1.17	$1.19

Diluted, as reported	$0.47	$0.43	$1.31	$1.20
Diluted, as adjusted	$0.47	$0.42	$1.14	$1.16

These adjusted results may not be indicative of the future results for the full fiscal year due to potential grants, vesting and other factors. The fair value of each option grant and Employee Stock Purchase Plan purchase right is estimated on the date of grant using the Black-Scholes option-pricing model. The assumptions used to value the option grants and purchase rights during the nine months ended September 30, 2005 and 2004 were as follows:

	2005	2004
Stock Options
Expected life of options	4-5 years	5 years
Weighted-average volatility	57.9%	62%
Risk-free interest rate	3.77-4.06%	3.9%
Dividend yield	zero	zero

	2005	2004
Employee Stock Purchase Plan
Expected life of purchase right	6 months	6 months
Volatility	26.5%	37.4%
Risk-free interest rate	2.59%	1.00%
Dividend yield	zero	zero

Note 3—Earnings Per Share

Basic earnings per share is computed using the weighted average number of shares outstanding.  Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding stock equivalents during the three and nine months ended September 30, 2005 and 2004. Stock equivalents include common shares issuable upon the exercise of stock options and other equity instruments, and are computed using the treasury stock method.

The following table sets forth the calculation of basic and diluted earnings per share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Numerator for basic and diluted earnings per share—net income	$20,307	$18,033	$55,934	$50,784

Denominator for basic earnings per share-weighted average number of common shares outstanding during the period	41,824	41,123	41,720	41,042
Incremental common shares attributable to exercise of outstanding dilutive options	946	1,190	1,031	1,345
Denominator for diluted earnings per share	42,770	42,313	42,751	42,387

Basic earnings per share	$0.49	$0.44	$1.34	$1.24
Diluted earnings per share	$0.47	$0.43	$1.31	$1.20

                Options to purchase 1.1 million common shares for the three and nine months ended September 30, 2005 were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares for the period. Options to purchase 0.5 million common shares for the three and nine months ended September 30, 2004 were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares for the period.

Note 4—Goodwill

Goodwill associated the Company’s business segments and changes in those amounts during the nine-month period ended September 30, 2005 were as follows:

	Americas	Asia	Total
Goodwill, December 31, 2004	$106,785	$6,068	$112,853
Currency translation adjustment	137	—	137
Goodwill, September 30, 2005	$106,922	$6,068	$112,990

Note 5—Borrowing Facilities

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

Interest on outstanding borrowings under the Credit Agreement is payable quarterly, at the Company’s option, at either the bank’s Eurodollar rate plus 1.00% to 1.75% or its prime rate plus 0.00% to 0.25%, based upon the Company’s debt ratio as specified in the Credit Agreement.  A commitment fee of 0.20% to 0.35% per annum on the unused portion of the revolving facility is payable quarterly in arrears. As of September 30, 2005, the Company had no borrowings outstanding under the Credit Agreement and $100 million was available for future borrowings.

                The Credit Agreement is secured by the Company’s domestic inventory and accounts receivable, 100% of the stock of the Company’s domestic subsidiaries, 65% of the voting capital stock of each direct foreign subsidiary and substantially all of the other tangible and intangible assets of the Company and its domestic subsidiaries.  The Credit Agreement contains customary financial covenants as to working capital, interest coverage, debt leverage, fixed charges, and consolidated net worth, and restricts the ability of the Company to incur additional debt, pay dividends, sell assets, and to merge or consolidate with other persons, without the consent of the banks.  As of September 30, 2005, the Company was in compliance with all such covenants and restrictions.

                The Company’s Thailand subsidiary has a Credit Agreement with Kasikornbank Public Company Limited (formerly Thai Farmers Bank Public Company Limited) and Bank of Ayudhya Public Company Limited (the Thai Credit Agreement). The Thai Credit Agreement provides that the lenders will make available to the Company’s Thailand subsidiary up to approximately $28.5 million in revolving loans and machinery loans for a term of five years through September 2006. The Thai Credit Agreement is secured by land, buildings and machinery in Thailand.  In addition, the Thai Credit Agreement provides for approximately $1.8 million (72.0 million Thai baht) in working capital availability in the form of working capital loans (20.0 million Thai baht) and bank guarantees (52.0 million Thai baht). As of September 30, 2005, the Company’s Thailand subsidiary had no working capital borrowings outstanding.

Note 6—Inventories

Inventory costs are summarized as follows:

	September 30, 2005	December 31, 2004
Raw materials	$226,835	$180,629
Work in process	75,939	57,044
Finished goods	27,951	32,520
Obsolescence reserve	(13,157)	(13,317)
	$317,568	$256,876

Note 7—Income Taxes

Income tax expense (benefit) consists of the following:

	Nine Months Ended September 30,
	2005	2004
Federal—Current	$13,597	14,263
Foreign—Current	4,205	(726)
State—Current	607	3,613
Deferred	335	1,538
Total	$18,744	$18,688

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

                The Company has been granted certain tax incentives, including tax holidays, for its subsidiaries in China, Ireland, and Thailand. These tax incentives, including tax holidays, expire through 2010, and are subject to certain conditions with which the Company has been able to and expects to be able to continue to comply.  The net impact of these tax incentives was to lower income tax expense for the nine month periods ended September 30, 2005 and 2004 by approximately $5.0 million (approximately $0.12 per diluted share) and $0.9 million (approximately $0.02 per diluted share), respectively.

Note 8—Segment and Geographic Information

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

Information about operating segments for the three and nine months ended September 30, 2005 and 2004 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales:
Americas	$486,856	$457,643	$1,409,550	$1,360,551
Asia	154,316	104,741	425,461	287,512
Europe	43,920	48,000	153,764	153,137
Elimination of intersegment sales	(123,640)	(105,634)	(356,924)	(324,092)
	$561,452	$504,750	$1,631,851	$1,477,108
Depreciation and amortization:
Americas	$3,315	$3,758	$10,646	$11,861
Asia	2,071	1,583	5,787	4,689
Europe	336	367	1,053	1,329
Corporate	804	736	2,174	2,521
	$6,526	6,444	19,660	20,400
Income from operations:
Americas	$18,251	$22,319	$55,714	$64,203
Asia	12,392	5,467	33,229	13,484
Europe	312	1,253	(2,210)	5,538
Corporate and intersegment eliminations	(6,268)	(5,074)	(16,505)	(14,805)
	$24,687	$23,965	$70,228	$68,420
Capital expenditures:
Americas	$7,066	$2,519	$19,099	$4,408
Asia	6,407	3,171	14,829	4,877
Europe	59	48	92	139
	$13,532	$5,738	$34,020	$9,424

	September 30, 2005	December 31, 2004
Total assets:
Americas	$902,538	$860,785
Asia	227,998	173,003
Europe	45,331	49,116
Corporate	8,907	9,097
	$1,184,774	$1,092,001

The following enterprise-wide information is provided in accordance with SFAS No. 131.  Geographic net sales information reflects the destination of the product shipped.  Long-lived assets information is based on the physical location of the asset.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales derived from:
Printed circuit boards	$437,273	$380,765	$1,283,314	$1,110,757
Systems integration	124,179	123,985	348,537	366,351
	$561,452	$504,750	$1,631,851	$1,477,108
Geographic net sales:
United States	$449,078	$392,631	$1,275,902	$1,159,030
Asia	18,382	24,322	47,900	57,569
Europe	89,551	81,005	295,294	243,190
Other	4,441	6,792	12,755	17,319
	$561,452	$504,750	$1,631,851	$1,477,108

	September 30, 2005	December 31, 2004
Long-lived assets:
United States	$47,340	$41,620
Asia	38,631	29,480
Europe	1,338	2,466
Other	7,075	4,013
	$94,384	$77,579

Note 9—Comprehensive Income

Comprehensive income includes net income and the change in the cumulative translation adjustment. Comprehensive income for the three and nine months ended September 30, 2005 and 2004 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$20,307	$18,033	$55,934	$50,784
Cumulative translation adjustment	1,222	1,386	4,636	859
Comprehensive income	$21,529	$19,419	$60,570	$51,643

Note 10—Contingencies

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

Note 11—Impact of Recently Issued Accounting Standards

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

                In December 2004, the FASB issued SFAS No. 123R. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company will adopt SFAS No. 123R on January 1, 2006. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. The Company is currently considering the modified prospective method of transition and expects that adoption of SFAS No. 123R will have a material impact on the Company’s consolidated financial position and consolidated results of operations. Based on preliminary estimates, the future compensation cost to be recognized as a result of the adoption of SFAS No. 123R for the year ended December 31, 2006 will be $0.5 million. In addition, for any new awards that may be granted during the fourth quarter of 2005, the Company may incur additional expense during 2006 that cannot yet be quantified. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as required under current accounting literature.  This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the adoption.  See Note 2 above.

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

                In December 2004, the FASB issued FASB Staff Position (FSP) No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (the Jobs Act) which provides a practical exception to the SFAS No. 109 requirement to reflect the effect of a new tax law in the period of enactment by allowing additional time beyond the financial reporting period to evaluate the effects on plans for reinvestment or repatriation of unremitted foreign earnings. Although the Company has not yet completed its evaluation of the impact of the repatriation provisions of the Jobs Act, the Company does not expect that these provisions will have a material impact on its consolidated financial position, consolidated results of operations, or liquidity. Accordingly, as provided for in FSP No. 109-2, the Company has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.

                In December 2004, the FASB issued FSP No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” indicating that this deduction should be accounted for as a special deduction in accordance with the provisions of SFAS No. 109. Beginning in 2005, the Company recognizes the allowable deductions as qualifying activity occurs.

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

                In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS No. 154). SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS No. 154 was issued. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial position, results of operations or cash flows.

                In June 2005, the FASB issued FSP No. FAS 143-1, “Accounting for Electronic Equipment Waste Obligations,” that provides guidance on how commercial users and producers of electronic equipment should recognize and measure asset retirement obligations associated with the European Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the Directive). In the third quarter of 2005, the Company adopted FSP FAS 143-1 in those European Union (EU) member countries where the Directive had been transposed into country-specific laws. The adoption of the FSP in the third quarter of 2005 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

                In September 2005, the Emerging Issues Task Force (EITF) issued EITF 05-06, “Determining the Amortization Period for Leasehold Improvements after Lease Inception or Acquired in a Business Combination”. EITF 05-06 requires that leasehold improvements acquired in a business combination be capitalized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition. EITF 05-06 also requires leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured (as defined in paragraph 5 of SFAS No. 13) at the date the leasehold improvements are purchased. EITF 05-06 is effective for leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. Early adoption of the consensus is permitted in periods for which financial statements have not been issued. The Company does not believe that the adoption of EITF 05-06 will have a material impact on its consolidated financial position, results of operations or cash flows.

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

                We recognize revenue from the sale of circuit board assemblies, systems and excess inventory when the goods are shipped, title and risk of ownership have passed, the price to the buyer is fixed and determinable and recoverability is reasonably assured. To a lesser extent, revenue is also recognized from non-manufacturing services, such as product design, circuit board layout, and test development.  Service related revenues are recognized when the service is rendered and the costs related to these services are expensed as incurred. We assume no significant obligations after product shipment as we typically warrant workmanship only. Therefore our warranty provisions are insignificant.

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

Summary of Results

Sales for the third quarter of 2005 increased 11.2% to $561.5 million compared to $504.8 million for the same period of 2004. The increase in our sales reflects new program revenues from both existing and new customers. Sales to our largest customer, Sun Microsystems, Inc., decreased to 26.4% of our sales in the third quarter of 2005 from 27.4% of our sales in the third quarter of 2004. During the third quarter of 2005, the level of concentration among our top customers as a percentage of revenues decreased as revenues from our remaining customer base expanded. Sales to our two largest customers increased to $227.8 million in the third quarter of 2005 from $219.2 million in the third quarter of 2004, an increase of 3.9%. Sales to our customers, other than our two largest customers, increased to $333.7 million in the third quarter of 2005 from $285.6 million in the third quarter of 2004, an increase of 16.8%. We expect sales to our largest customer to remain in the high 20% range of total sales for the remainder of 2005.

                Our gross profit as a percentage of sales for the third quarter decreased to 7.2% in 2005 from 7.6% in 2004 because of the current market pricing trends, new program ramps and product transitions that have affected our margins during 2005. These activities continue to impact the level of efficiency in our production and negatively impacted our gross profit. We do expect that a number of our new and higher volume programs with customers will remain subject to competitive constraints on the margin that may be realized from these programs and that these constraints could exert downward pressure on our margins in the near future.

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

                Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss would be recognized to the extent that the carrying amount exceeds the asset’s fair value. We completed the annual impairment test during the fourth quarter of 2004 and determined that no impairment existed as of the date of the impairment test. Goodwill is measured at the reporting unit level, which we have determined to be consistent with our operating segments as defined in Note 8—“Segment and Geographic Information” to the Condensed Consolidated Financial Statements, by determining the fair values of the reporting units using a discounted cash flow model and comparing those fair values to the carrying values, including goodwill, of the reporting unit. As of September 30, 2005, we had net goodwill of approximately $113.0 million. Circumstances that may lead to impairment of goodwill include unforeseen decreases in future performance or industry demand, and the restructuring of our operations as a result of a change in our business strategy.

RESULTS OF OPERATIONS

The following table presents the percentage relationship that certain items in our Condensed Consolidated Statements of Income bear to sales for the periods indicated. The financial information and the discussion below should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	92.8	92.4	92.9	92.3
Gross profit	7.2	7.6	7.1	7.7
Selling, general and administrative expenses	2.8	2.9	2.8	3.1
Income from operations	4.4	4.7	4.3	4.6
Interest expense	(0.0)	(0.1)	(0.0)	(0.1)
Other income	0.4	0.2	0.3	0.2
Income before income taxes	4.7	4.8	4.6	4.7
Income tax expense	1.1	1.3	1.2	1.3
Net income	3.6%	3.5%	3.4%	3.4%

Sales

Sales for the third quarter of 2005 were $561.5 million, an 11.2% increase from sales of $504.8 million for the same quarter in 2004.  The increase of $56.7 million resulted from increased sales under new programs and increased activity with existing customers. This increase included a $56.5 million increase in printed circuit board assembly (PCBA) sales volume and a $0.2 million increase attributable to sales activity with existing systems integration customers. Sales for the nine months ended September 30, 2005 were $1.6 billion, a 10.5% increase from sales of $1.5 billion for the same period in 2004.  The increase of $154.7 million resulted from increased sales under new programs and increased activity with existing customers. This net increase included a $172.5 million increase in printed circuit board assembly (PCBA) sales volume.  This increase was offset by a $17.8 million net decrease attributable to sales activity with existing systems integration customers.

                A substantial percentage of our sales have been made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. During the third quarter of 2005, our two largest customers together represented 40.6% of our sales, with one customer accounting for 26.4% of our sales. Sales to our largest customer, Sun Microsystems, Inc., decreased to 26.4% of our sales in the third quarter of 2005 from 27.4% of our sales in the third quarter of 2004. During the third quarter of 2005, the level of concentration among our top customers as a percentage of revenues decreased as revenues from our remaining customer base expanded. Sales to our two largest customers increased to $227.8 million in the third quarter of 2005 from $219.2 million in the third quarter of 2004, an increase of 3.9%. Sales to our customers, other than our two largest customers, increased to $333.7 million in the third quarter of 2005 from $285.6 million in the third quarter of 2004, an increase of 16.8%. We expect sales to our largest customer to remain in the high 20% range of total sales for the remainder of 2005. Our future sales are dependent on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on us.

                Our manufacturing and assembly operations include printed circuit boards and subsystem assembly, box build and systems integration. Systems integration is the process of integrating subsystem and printed circuit board assemblies and, often, downloading and integrating software, to produce a fully configured product. Systems integration is a value-added service that is not separable from our overall contract manufacturing service. Sales from the operation of our systems integration facilities represented 21.4% and 24.8% of our sales for the nine months ended September 30, 2005 and 2004, respectively.

                We have 16 manufacturing facilities in the Americas, Asia and Europe to serve our customers. We are operated and managed geographically. See Note 8 to the Condensed Consolidated Financial Statements.

                The percentage of our sales by region for the three and nine months ended September 30, 2005 and 2004 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Americas	72.3%	75.1%	71.1%	75.8%
Asia	25.0	19.8	25.0	18.9
Europe	2.7	5.1	3.9	5.3
	100.0%	100.0%	100.0%	100.0%

                Our Americas region includes facilities in Angleton, Texas, Beaverton, Oregon, Campinas, Brazil, Guadalajara, Mexico, Hudson, New Hampshire, Huntsville, Alabama, Loveland, Colorado, Redmond, Washington and Winona, Minnesota. There are two facilities in Huntsville, Alabama—a systems integration facility and a PCBA facility. The Loveland and Redmond facilities provide systems integration services. In March 2005, we closed our Manassas, Virginia PCBA facility.

                Our Asia region includes facilities in Ayudhaya and Korat, Thailand and Suzhou, China. The Korat, Thailand facility began operations in September 2004. There are two facilities in Ayudhaya, Thailand—a systems integration facility that began operations in 2005 and a PCBA facility we acquired in 2002. In the fourth quarter of 2004, the Singapore facility ceased systems integration operations.

                Our Europe region includes facilities in Dublin, Ireland and Leicester, England. The Dublin facility provides systems integration services.

                Our international operations are subject to the risks of doing business abroad. These dynamics have not had a material adverse effect on our results of operations through September 30, 2005. However, we cannot assure you that there will not be an adverse impact in the future. See RISK FACTORS for factors pertaining to our international sales and fluctuations in the exchange rates of foreign currency and for further discussion of potential adverse effects in operating results associated with the risks of doing business abroad. During the first nine months of 2005 and 2004, 34.6% and 30.1%, respectively, of our sales were from our operations outside of the United States.

Americas

Sales in the Americas during the quarter ended September 30, 2005 increased $26.9 million, or 7.1%, compared to the same period of 2004. This net increase included a $14.1 million increase in PCBA sales volume attributable to sales under new programs and increased activity with existing customers and a $12.8 million net increase in sales activity with existing systems integration customers. Sales in the Americas during the nine months ended September 30, 2005 increased $41.6 million, or 3.7%, compared to the same period of 2004. This net increase included a $37.3 million increase in PCBA sales volume attributable to sales under new programs and increased activity with existing customers and a $4.3 million net increase in sales activity with existing systems integration customers.

Asia

Sales in Asia during the quarter ended September 30, 2005 increased $40.5 million, or 40.5%, compared to the same period of 2004. This net increase included a $45.2 million net increase in PCBA sales volumes attributable to the impact of ramping new programs in Asia and transferring existing customer business to Asia. This increase was offset by a $4.7 million net decrease attributable to sales activity with existing systems integration customers. In the fourth quarter of 2004, the Singapore facility ceased systems integration operations and currently provides engineering and international purchasing services. Sales in Asia during the nine months ended September 30, 2005 increased $128.3 million, or 45.9%, compared to the same period of 2004. This net increase included a $143.2 million net increase in PCBA sales volumes attributable to the impact of ramping new programs in Asia and transferring existing customer business to Asia. This increase was offset by a $14.9 million net decrease attributable to sales activity with existing systems integration customers.

Europe

Sales in Europe during the quarter ended September 30, 2005 decreased $10.7 million, or 42.0%, compared to the same period of 2004. This net decrease included a $7.9 million decrease in sales volumes from systems integration customers, and a $2.8 million net decrease in overall PCBA sales volume. Sales in Europe during the nine months ended September 30, 2005 decreased $15.1 million, or 19.3%, compared to the same period of 2004. This net decrease included an $8.0 million decrease in overall PCBA sales volume and a $7.1 million net decrease in sales volumes from systems integration customers. The overall decrease in sales volume in Europe is a result of lower demand for our customers’ products in Europe and the transfer of production for some customers to lower cost production geographies.

Gross Profit

Gross profit increased 4.6% to $40.3 million for the third quarter of 2005 from $38.5 million in the same quarter of 2004. Gross profit as a percentage of sales for the three months ended September 30, 2005 and 2004, respectively, decreased to 7.2% from 7.6%. Gross profit increased 2.2% to $116.5 million for the first nine months of 2005 from $114.0 million in the same period of 2004. Gross profit as a percentage of sales for the nine months ended September 30, 2005 and 2004, respectively, decreased to 7.1% from 7.7%. Gross profit as a percentage of sales decreased because of the effect of current market pricing trends, new program ramps and product transitions during 2005.  These activities combined to impact the level of efficiency in our production and negatively impacted our gross profit. Typically, a new program will contribute relatively less to our gross profit in its early stages, as manufacturing volumes are low and result in inefficiencies and unabsorbed manufacturing overhead costs. As volumes increase, the contribution to gross profit often increases due to the ability to leverage improved utilization rates and overhead absorption. In addition, different programs can contribute different gross profits depending on factors such as the types of services involved, location of production, size of the program, complexity of the product, and level of material costs associated with the various products. As a result, our gross profit varies from period to period.

                We expect that a number of our higher volume programs with customers will remain subject to competitive restraints on the margin that may be realized from these programs and that these restraints could exert downward pressure on our margins in the near future. For the foreseeable future, our gross profit is expected to depend primarily on facility utilization, product mix, start-up of new programs and pricing within the electronics industry. The gross margins at each facility and for Benchmark as a whole are expected to continue to fluctuate. Increases in start-up costs associated with new programs and pricing within the electronics industry also could adversely impact our gross margin as they did during the first nine months of 2005.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $15.6 million and $14.6 million in the third quarters of 2005 and 2004, respectively, and $46.3 million and $45.6 million in the first nine months of 2005 and 2004, respectively. Selling, general and administrative expenses as a percentage of sales decreased from 2.9% for the third quarter of 2004 to 2.8% for the third quarter of 2005 and decreased from 3.1% for the first nine months of 2004 to 2.8% for the first nine months of 2005. The decrease in selling, general and administrative expenses as a percentage of sales is primarily associated with the increase in sales.

Interest Expense

Interest expense for the three and nine-month periods ended September 30, 2005 and 2004 was approximately $0.1 million and $0.2 million for 2005 and $0.4 million and $1.6 million for 2004, respectively. The decrease is primarily due to lower fees associated with the three-year $100 million credit agreement entered into on January 20, 2005.

Income Tax Expense

Income tax expense of $18.7 million represented an effective tax rate of 25.1% for the nine months ended September 30, 2005, compared with $18.7 million at an effective tax rate of 26.9% for the same period in 2004. The decrease in the effective tax rate is primarily due to higher estimated income tax benefits for 2005 in foreign tax jurisdictions as compared to 2004 and net income tax benefits related to certain previously filed U.S. tax returns. See Note 7 to the Condensed Consolidated Financial Statements.

Net Income

We reported net income for the three and nine-month periods ended September 30, 2005 of approximately $20.3 million and $55.9 million, or diluted earnings of $0.47 per share and $1.31 per share, compared with $18.0 million and $50.8 million, or diluted earnings of $0.43 per share and $1.20 per share, respectively, for the same periods of 2004. The net increases in net income of $2.3 million and $5.2 million, respectively, during the three and nine-month periods ended September 30, 2005 and 2004 were due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our growth and operations through funds generated from operations, proceeds from the sale of our securities and funds borrowed under our credit facilities. Cash and cash equivalents increased to $125.8 million at September 30, 2005 from $124.9 million at December 31, 2004.

                Cash used in operating activities was $16.9 million in the first nine months of 2005.  The cash used in operations during the first nine months of 2005 consisted primarily of $55.9 million of net income adjusted for $19.7 million of depreciation and amortization, and a $25.9 million increase in accounts payable, offset by a $50.3 million increase in accounts receivable and a $60.1 million increase in inventories. Working capital was $619.2 million at September 30, 2005 and $569.9 million at December 31, 2004.  Our days sales outstanding of 48 days and our inventory turns of 6.6 times reflect the impact of the level of new program activities.

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

                Cash provided by investing activities was $11.4 million for the nine months ended September 30, 2005. Capital expenditures of $34.0 million were primarily concentrated in manufacturing production equipment in Asia and the Americas to support our ongoing business and to expand certain existing manufacturing operations and included $5.9 million for the purchase of manufacturing and office facilities in Minnesota that we previously leased.

                Cash provided by financing activities was $3.8 million for the nine months ended September 30, 2005. During 2005, we received $4.2 million from the exercise of stock options and the employee stock purchase plan, and paid $0.4 million in debt issuance costs. See Note 5 to the Condensed Consolidated Financial Statements.

                We have a $100.0 million three-year revolving credit line with a syndicate of commercial banks for general corporate purposes which can be increased to a total of $200.0 million. We are entitled to borrow under the revolving credit line up to $100.0 million. Interest on the revolving credit line is payable quarterly, at our option, at either the bank’s Eurodollar rate plus 1.00% to 1.75% or its prime rate plus 0.00% to 0.25%, based upon our debt ratio as specified in the agreement. A commitment fee of 0.20% to 0.35% per annum on the unused portion of the revolving credit facility is payable quarterly in arrears. As of September 30, 2005, we had no borrowings outstanding under the revolving credit line and $100.0 million was available for future borrowings.

                The revolving credit facility is secured by our domestic inventory and accounts receivable, 100% of the stock of our domestic subsidiaries, and 65% of the voting capital stock of each direct foreign subsidiary and substantially all of our and our domestic subsidiaries’ other tangible and intangible assets. The revolving credit facility contains customary financial covenants as to working capital, interest coverage, debt leverage, fixed charges, and consolidated net worth, and restricts our ability to incur additional debt, pay dividends, sell assets and to merge or consolidate with other persons without the consent of the banks. At September 30, 2005, we were in compliance with all such restrictions.

                Our Thailand subsidiary has a credit agreement with Kasikornbank Public Company (formerly Thai Farmers Bank Public Company Limited) and Bank of Ayudhya Public Company Limited (the Thai Credit Agreement). The Thai Credit Agreement provides that the lenders will make available to our Thailand subsidiary up to approximately $28.5 million in revolving loans, and machinery loans through September 2006. The Thai Credit Agreement is secured by land, buildings and machinery in Thailand. In addition, the Thai Credit Agreement provides for approximately $1.8 million (72.0 million Thai baht) in working capital availability in the form of working capital loans (20.0 million Thai baht) and bank guarantees (52.0 million Thai baht). As of September 30, 2005, our Thailand subsidiary had no working capital borrowings outstanding.

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

                At September 30, 2005, we had cash and cash equivalents totaling $125.8 million, short-term investments totaling $195.5 million and $128.5 million available for borrowings under our revolving credit lines. We believe that during the next twelve months, our capital expenditures will be approximately $40 million, principally for machinery and equipment to support our ongoing business and expansion in Asia. Management believes that our existing cash and short-term investment balances and funds generated from operations will be sufficient to permit us to meet our liquidity requirements over the next twelve months. Management further believes that our ongoing cash flows from operations and any borrowings we may incur under our credit facilities will enable us to meet future operating cash requirements in future years. Should we desire to consummate significant acquisition opportunities, our capital needs would increase and could possibly result in our need to increase available borrowings under our revolving credit facility or access public or private debt and equity markets. There can be no assurance, however, that we would be successful in raising additional debt or equity on terms that we would consider acceptable.

CONTRACTUAL OBLIGATIONS

We have certain contractual obligations for operating leases that were summarized in a table of Contractual Obligations in our Annual Report on Form 10-K for the year ended December 31, 2004. There have been no material changes to our contractual obligations, outside of the ordinary course of our business, since December 31, 2004.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet financing or unconsolidated special purpose entities.

RISK FACTORS

The loss of a major customer would adversely affect us.

A substantial percentage of our sales have been made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. During the third quarter of 2005, our two largest customers together represented 40.6% of our sales, with one customer accounting for 26.4% of our sales. Our future sales are dependent on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on us.

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

We compete against many providers of electronics manufacturing services. Certain of our competitors have substantially greater resources and more geographically diversified international operations than we do. Our competitors include large independent manufacturers such as Celestica, Inc., Flextronics International Ltd., Hon Hai Precision Industry Co., Ltd., Jabil Circuit, Inc., Sanmina-SCI Corporation and Solectron Corporation. In addition, we may in the future encounter competition from other large electronic manufacturers that are selling, or may begin to sell, electronics manufacturing services.

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

As a result of the current economic climate, consolidation in the electronics industry may increase. Consolidation in the electronics industry could result in an increase in excess manufacturing capacity as companies seek to close plants or take other steps to increase efficiencies and realize synergies of mergers. The availability of excess manufacturing capacity could create increased pricing and competitive pressures for the electronics manufacturing services industry as a whole and our business in particular. In addition, consolidation could also result in an increasing number of very large electronics companies offering products in multiple sectors of the electronics industry. The growth of these large companies, with significant purchasing and marketing power, could also result in increased pricing and competitive pressures for us. Accordingly, industry consolidation could harm our business.

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

We currently operate outside the United States in Brazil, China, England, Ireland, Mexico, Singapore and Thailand. During the first nine months of 2005 and 2004, 34.6% and 30.1%, respectively, of our sales were from our international operations. These international operations may be subject to a number of risks, including:

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

Provisions in our charter documents and state law may make it harder for others to obtain control of our company even though some shareholders might consider such a development to be favorable.

Our shareholder rights plan, provisions of our amended and restated articles of incorporation and the Texas Business Corporation Act may delay, inhibit or prevent someone from gaining control of our company through a tender offer, business combination, proxy contest or some other method. These provisions include:

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

There has been an ongoing public debate as to whether employee stock option and employee stock purchase plan shares should be treated as a compensation expense. In December 2004, the Financial Accounting Standards Board published amendments to financial accounting standards that will require that awards under such plans be treated as compensation expense using the fair value method. This amendment will be effective for our first quarter of 2006. Based on preliminary estimates, the future compensation cost to be recognized as a result of the adoption of this revised standard for the year ended December 31, 2006 will be $0.5 million. In addition, for any new awards that may be granted during the fourth quarter of 2005, we may incur additional expense during 2006 that cannot yet be quantified. See Note 2 to the Condensed Consolidated Financial Statements.

Impact of Governmental Regulation

Our worldwide operations are subject to local laws and regulations. Of particular note at this time are two European Union (EU) directives, the first of which is the Restriction of Certain Hazardous Substances Directive (RoHS). Effective July 1, 2006, this directive restricts the distribution of products within the EU containing certain substances, including lead. While the enabling legislation of most EU member countries has not yet been enacted, and the implementing details not yet known, it appears we will not be able to sell non-RoHS compliant products to most customers who intend to sell their finished goods into the EU after the effective date.  In addition, industry analysts indicate that similar legislation in the U.S. and Asia will eventually follow.

The second directive is the Waste Electrical and Electronic Equipment Directive, effective August 13, 2005, under which a manufacturer or importer will be required, at its own cost, to take back and recycle all of the products it manufactured in or imported into the EU.

Both directives will affect the worldwide electronics, and electronics components, industries as a whole, and collaborative efforts among suppliers, distributors and customers to develop compliant processes have begun. The cost of such efforts, the degree to which we will be expected to absorb such costs, the impact that the directive may have on product shipments, and our liability for non-compliant product is not yet known, but could have a material effect on our operations and results. If we or our customers fail in the future to comply with such laws and regulations, then we could incur liabilities and fines and our operations could be suspended.

Recently, the Chinese government revalued its currency against the U.S. dollar. The Chinese currency has held relatively fixed to the U.S. dollar for numerous years, but now the Chinese government appears to be adopting a managed float policy (allowing its currency to move in a tight range up or down from the previous day’s close). As our Asian operations expand, our failure to adequately hedge foreign currency transactions and/or currency exposures associated with assets and liabilities denominated in non-functional currencies could adversely affect our financial condition, results of operations and cash flows.

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

Our business may be impacted by hurricanes, epidemics and other natural disasters.

Hurricanes, epidemics and other natural disasters could negatively impact our business. In some countries in which we operate, such as China and Thailand, potential outbreaks of severe acute respiratory syndrome and/or bird flu could disrupt our manufacturing operations, reduce demand for our customers’ products and increase supply chain costs.  Some of our facilities, including our corporate headquarters, are located in areas which may be impacted by hurricanes and/or other natural disasters.

Item 3—Quantitative and Qualitative Disclosures About Market Risk

Our international sales are a significant portion of our net sales; we are exposed to risks associated with operating internationally, including the following:

•                    Foreign currency exchange risk;

•                    Import and export duties, taxes and regulatory changes;

•                    Inflationary economies or currencies; and

•                    Economic and political instability.

                We do not use derivative financial instruments for speculative purposes. Our practice is to maintain a hedged position for certain significant transaction exposures. These exposures are primarily, but not limited to, vendor payments and inter-company balances in currencies other than the currency in which our foreign operation primarily generates and expends cash. Our international operations in some instances operate in a natural hedge because both operating expenses and a portion of sales are denominated in local currency. In the future, significant transactions involving our international operations may cause us to consider engaging in hedging transactions to attempt to mitigate our exposure to fluctuations in foreign exchange rates.  As of September 30, 2005, we did not have any foreign currency hedges.  Our sales are substantially denominated in U.S. dollars.  Our primary foreign currency cash flows are generated in certain European countries and Brazil.

Item 4—Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our CEO and CFO have concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

                There has been no change in our internal control over financial reporting that occurred during the fiscal period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                Our management, including our CEO and CFO, does not expect that our disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

We are involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position or results of operations.

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

Item 2—Unregistered Sales Of Equity Securities And Use Of Proceeds

None.

Item 3—Defaults Upon Senior Securities

None.

Item 4—Submission of Matters to a Vote of Security Holders

None.

Item 5—Other Information

None.

Item 6—Exhibits

                (a)      Exhibits.

31.1                     Section 302 Certification of Chief Executive Officer

31.2                     Section 302 Certification of Chief Financial Officer

32.1                     Section 1350 Certification of Chief Executive Officer

32.2                     Section 1350 Certification of Chief Financial Officer

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 7, 2005.

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