Form 10-K
period 2005-12-31
BENCHMARK ELECTRONICS INC
filed 2006-03-13
CIK 863436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                                 Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

or

☐                                   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 1-10560

BENCHMARK ELECTRONICS, INC.

(Exact name of registrant as specified in its charter)

Texas	74-2211011
(State or other jurisdiction of incorporation or organization)	(I.R.S.Employer Identification Number)

3000 Technology Drive
Angleton, Texas 77515
(979) 849-6550

(Address, including zip code, and telephone number, including area code, of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.10 per share	New York Stock Exchange, Inc.
Preferred Stock Purchase Rights	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒   No ☐.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer and non-accelerated filer” in Rule 12b-2 of the Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒.

As of June 30, 2005, the number of outstanding Common Shares was 41,748,731. As of such date, the aggregate market value of the Common Shares held by non-affiliates, based on the closing price of the Common Shares on the New York Stock Exchange on such date, was approximately $1.3 billion.

As of March 10, 2006 there were 42,563,794 Common Shares of Benchmark Electronics, Inc., par value $0.10 per share, outstanding.

Documents Incorporated by Reference:

Portions of the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders (Part III, Items 10-13).

PART I

Item 1.   Business

Background

Benchmark Electronics, Inc., formerly named Electronics, Inc., began operations in 1979 and was incorporated under Texas law in 1981 as a wholly owned subsidiary of Intermedics, Inc., a medical implant manufacturer based in Angleton, Texas. In 1986, Intermedics sold 90% of the outstanding shares of common stock of the Company to Electronic Investors Corp., a corporation formed by Donald E. Nigbor, Steven A. Barton and Cary T. Fu, three of our executive officers. In 1988, Electronic Investors Corp. was merged into Benchmark, and in 1990 we completed the initial public offering of our common shares.

General

We are in the business of manufacturing electronics and we provide our services to original equipment manufacturers (OEMs) of computers and related products for business enterprises, medical devices, industrial control equipment, testing and instrumentation products, and telecommunication equipment. The services that we provide are commonly referred to as electronics manufacturing services (EMS). We offer our customers comprehensive and integrated design and manufacturing services, from initial product design to volume production and direct order fulfillment. We also provide specialized engineering services, including product design, printed circuit board layout, prototyping and test development. We believe that we have developed strengths in the manufacturing process for large, complex, high-density printed circuit boards as well as the ability to manufacture high and low volume products in lower cost regions such as Brazil, China, Mexico and Thailand.

As our customers expand internationally, they increasingly require their EMS partners to have strategic regional locations and global procurement capabilities. We believe that our global manufacturing presence of 18 facilities in eight countries increases our ability to be responsive to our customers’ needs by providing accelerated time-to-market and time-to-volume production of high quality products. These capabilities should enable us to build stronger strategic relationships with our customers and to become a more integral part of their operations. Our customers face challenges in planning, procuring and managing their inventories efficiently due to fluctuations in customer demand, product design changes, short product life cycles and component price fluctuations. We employ production management systems to manage their procurement and manufacturing processes in an efficient and cost-effective manner so that, where possible, components arrive on a just-in-time, as-and-when needed basis. We are a significant purchaser of electronic components and other raw materials, and can capitalize on the economies of scale associated with our relationships with suppliers to negotiate price discounts, obtain components and other raw materials that are in short supply, and return excess components. Our expertise in supply chain management and our relationships with suppliers across the supply chain enables us to reduce our customers’ cost of goods sold and inventory exposure.

We currently operate a total of 54 surface mount production lines (where electrical components are soldered directly onto printed circuit boards) at our domestic facilities and 64 surface mount production lines at our international facilities. Our worldwide facilities include 1.2 million square feet in our domestic facilities in Alabama, Colorado, Minnesota, New Hampshire, Oregon, Texas and Washington; and 0.9 million square feet in our international facilities in Brazil, China, England, Ireland, Mexico, Singapore and Thailand. Our facility in Leicester, England will cease significant operations at the end of the first quarter of 2006.

Our capabilities have continued to grow through acquisitions and through internal expansion. Our most recent acquisition, the July 2002 acquisition of ACT Manufacturing (Thailand) Public Company Limited and ACT Manufacturing Holdings UK Limited, provided us with additional manufacturing capacity in Thailand and England. We have expanded our manufacturing capacity in Thailand with a printed circuit board assembly (PCBA) facility in Korat in 2004 and a new systems integration facility in Ayudhaya in 2005. In January 2006, we opened a facility in Rochester, Minnesota. Additionally, we expanded our relationships with certain customers during 2003 and added new systems integration facilities in Loveland, Colorado and Redmond, Washington. In 2002, we opened a PCBA facility in Suzhou, China that began production during 2003.

We believe our primary competitive advantages are our design, manufacturing, testing and supply chain management capabilities. We offer our customers flexible manufacturing solutions throughout the life cycle of their products. These solutions provide accelerated time-to-market, time-to-volume production, and reduced production costs. As a result of working closely with our customers and responding promptly to their needs, we have become an integral part of their operations. In addition, our workforce is led by a management team that founded the Company and has an average of 24 years of industry experience.

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

•       Deliver Complete High and Low Volume Manufacturing Solutions Globally.   We believe OEMs are increasingly requiring a wide range of specialized engineering and manufacturing services from EMS providers in order to reduce their costs and accelerate their time-to-market and time-to-volume production. Building on our integrated engineering and manufacturing capabilities, we offer services from initial product design and test to final product assembly and distribution to the OEMs’ customers. Our systems integration assembly and direct order fulfillment services allow our customers to reduce product cost and risk of product obsolescence by reducing their total work-in-process and finished goods inventory. These services are available at many of our manufacturing locations. We also offer our customers high volume production in low cost regions of the world, such as Brazil, China, Mexico and Thailand. These full service capabilities allow us to offer customers the flexibility to move quickly from design and initial product introduction to production and distribution. We offer our customers the opportunity to combine the benefits of low cost manufacturing (for the portions of their products or systems that can benefit from the use of these geographic areas) with the benefits and capabilities of our higher complexity support of systems integration in Asia, Europe or the United States.

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

•       Continuing to Seek Cost Savings and Efficiency Improvements.   We seek to optimize our facilities to provide cost-efficient services for our customers. We provide operations in lower cost locations, including Brazil, China, Mexico and Thailand, and we plan to expand our presence in these lower cost locations, as appropriate, to meet the needs of our customers.

•       Continue Our Global Expansion.   A network of strategically positioned facilities can reduce costs, simplify and shorten an OEM’s supply chain and reduce the time it takes to bring product to market. We are committed to pursuing geographic expansion in order to support our global customers with cost-effective and timely delivery of quality products and services worldwide. Our acquisition of facilities in Thailand and the opening of a facility in Suzhou, China have expanded our service scope to provide a global manufacturing solution to our customers through our 18 facilities in eight countries located in Brazil, China, England, Ireland, Mexico, Singapore, Thailand and the United States. Our Leicester, England facility is scheduled to cease significant operations at the end of the first quarter of 2006.

•       Selectively Pursue Strategic Acquisitions.   Our capabilities have continued to grow through acquisitions and we will continue to selectively seek acquisition opportunities. Our acquisitions have enhanced our business in the following ways:

–       expanded geographic presence;

–       enhanced customer growth opportunities;

–       developed strategic relationships;

–       broadened service offerings;

–       diversified into new market sectors; and

–       added experienced management teams.

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

The following table sets forth the percentages of our sales by industry for 2005, 2004 and 2003.

	2005	2004	2003
Computers & related products for business enterprises	56%	58%	62%
Telecommunication equipment	14	13	12
Industrial control equipment	12	12	12
Medical devices	12	9	8
Testing & instrumentation products	6	8	6

A substantial percentage of our sales have been made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. During 2005, our two largest customers, Sun Microsystems, Inc. and EMC Corporation, each represented in excess of 10% of our total sales and, in the aggregate, represented 44.2% of our total sales. Sales to our largest customer, Sun Microsystems, Inc., decreased to 29.7% of our sales in 2005 from 30.8% of our sales in 2004. During 2005, the level of concentration among our top customers decreased as revenues from our remaining customer base expanded. Sales to our two largest customers increased to $997.8 million in 2005 from $941.5 million in 2004, an increase of 6.0%. Sales to our customers other than our two largest customers increased to $1.3 billion in 2005 from $1.1 billion in 2004, an increase of 18.8%. Our future sales are dependent on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on us. Consolidation among our customers may further reduce the number of customers that generate a substantial percentage of our sales and exposes us to increased risks related to dependence on a small number of customers.

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

Backlog

We had a backlog of approximately $1.7 billion at December 31, 2005, as compared to the 2004 year-end backlog of $1.6 billion. Backlog consists of purchase orders received, including, in some instances, forecast requirements released for production under customer contracts. We believe the increase in backlog is attributable to the organic growth of our business. Although we expect to fill substantially all of our year-end backlog during 2006, we currently do not have long-term agreements with all of our customers and customer orders can be canceled, changed or delayed by customers. The timely replacement of canceled, changed or delayed orders with orders from new customers cannot be assured, nor can there be any assurance that any of our current customers will continue to utilize our services. Because of these factors, backlog is not a meaningful indicator of future financial results.

Competition

The electronics manufacturing services we provide are available from many independent sources as well as from the in-house manufacturing capabilities of current and potential customers. Our competitors include Celestica, Inc., Flextronics International Ltd., Hon Hai Precision Industry Co., Ltd., Jabil Circuit, Inc., Sanmina-SCI Corporation and Solectron Corporation, who may be more established in the industry and have substantially greater financial, manufacturing or marketing resources than we do. We believe that the principal competitive factors in our targeted markets are engineering capabilities, product quality, flexibility, cost and timeliness in responding to design and schedule changes, reliability in meeting product delivery schedules, pricing, technological sophistication and geographic location.

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

Governmental Regulation

Our operations, and the operations of businesses that we acquire, are subject to certain foreign, federal, state and local regulatory requirements relating to environmental, waste management, and health and safety matters. We believe we operate in substantial compliance with all applicable requirements. However, material costs and liabilities may arise from these requirements or from new, modified or more stringent requirements, which could affect our earnings and competitive position. In addition, our past, current and future operations, and those of businesses we acquire, may give rise to claims of exposure by employees or the public or to other claims or liabilities relating to environmental, waste management or health and safety concerns.

We periodically generate and temporarily handle limited amounts of materials that are considered hazardous waste under applicable law. We contract for the off-site disposal of these materials and have implemented a waste management program to address related regulatory issues.

Employees

As of December 31, 2005, we employed 8,972 people, of whom 6,805 were engaged in manufacturing and operations, 931 in materials control and procurement, 591 in design and development, 221 in marketing and sales, and 424 in administration. None of our domestic employees are represented by a labor union. In certain international locations, our employees are represented by labor unions and by works councils. Western European countries also often have mandatory legal provisions regarding terms of employment, severance compensation and other conditions of employment that are more restrictive than U.S. laws. We have never experienced a strike or similar work stoppage and we believe that our employee relations are satisfactory.

Segments and International Operations

Benchmark has 18 manufacturing facilities in the Americas, Europe, and Asia regions to serve its customers. Benchmark is operated and managed geographically and management evaluates performance and allocates Benchmark’s resources on a geographic basis. We currently operate outside the United States in Brazil, China, England, Ireland, Mexico, Singapore and Thailand. During 2005 and 2004, 34.8% and 30.2%, respectively, of our sales were from our international operations. The increase in the percentage of international sales for 2005 as compared to 2004 primarily reflects the additional sales resulting from the operation of the facilities in Thailand, including the Korat facility which began operations in September 2004 and the Thailand systems integration facility which began operations in August 2005. As a result of continuous customer demand overseas, we expect foreign sales to continue to increase. Our foreign sales and operations are subject to risk of doing business abroad, including fluctuations in the value of currency, export duties, import controls and trade barriers, including stoppages, longer payment cycles, greater difficulty in accounts receivable collection, burdens of complying with a wide variety of foreign laws and, in certain parts of the world, political instability. While, to date, these factors have not had a material adverse effect on Benchmark’s results of operations, we cannot assure that there will not be an adverse impact in the future. See Note 9 and Note 13 of Notes to Consolidated Financial Statements in Item 8 of this report for segment and geographical information.

Available Information

Our internet address is www.bench.com. We make available free of charge through our internet website our filings with the Securities and Exchange Commission (SEC), including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the SEC. All reports we file with the SEC are also available free of charge via EDGAR through the SEC’s website at www.sec.gov or to read and copy at the SEC Public Reference Room located at 400 F Street, N.E., Washington, D.C. 20549. You can obtain information on the operation of the Public Reference Room by called the SEC at 1-800-SEC-0330.

Item 1A.   Risk Factors

The loss of a major customer would adversely affect us.

A substantial percentage of our sales have been made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. During 2005, our two largest customers together represented 44.2% of our sales, with one customer accounting for 29.7% of our sales. Our future sales are dependent on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on us.

We expect to continue to depend on the sales from our largest customers and any material delay, cancellation or reduction of orders from these or other significant customers would have a material adverse effect on our results of operations. In addition, we generate significant accounts receivables in connection with providing manufacturing services to our customers. If one or more of our customers were to become insolvent or otherwise unable to pay for the manufacturing services provided by us, our operating results and financial condition would be adversely affected.

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

We also face competition from the manufacturing operations of our current and future customers, who are continually evaluating the merits of manufacturing products internally against the advantages of outsourcing to electronics manufacturing services providers. In addition, in recent years, ODMs that provide design and manufacturing services to OEMs, have significantly increased their share of outsourced manufacturing services provided to OEMs in several markets, such as notebook and desktop computers, personal computer motherboards, and consumer electronic products. Competition from ODMs may increase if our business in these markets grows or if ODMs expand further into or beyond these markets.

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

EMS providers must provide increasingly rapid product turnaround for their customers. We generally do not obtain firm, long-term purchase commitments from our customers and we continue to experience reduced lead-times in customer orders. Customers may cancel their orders, change production quantities or delay production for a number of reasons. The success of our customers’ products in the market affects our business. Cancellations, reductions or delays by a significant customer or by a group of customers could negatively impact our operating income.

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

Start-up costs, the management of labor and equipment resources in connection with the establishment of new programs and new customer relationships, and the need to estimate required resources in advance can adversely affect our gross margins and operating results. These factors are particularly evident in the early stages of the life cycle of new products and new programs or program transfers and in the opening of new facilities such as our systems integration facility in Ayudhaya, Thailand. The effects of these start-up costs and inefficiencies can also occur when we re-open inactive facilities, such as our facility in Korat, Thailand, which began production in the third quarter of 2004. These factors also affect our ability to efficiently use labor and equipment. Due to the improved economy and our increased marketing efforts, we are currently managing a number of new programs and are expanding our capacity in Suzhou, China. Consequently, our exposure to these factors has increased. In addition, if any of these new programs or new customer relationships were terminated, our operating results could be harmed, particularly in the short term. We may not be able to recoup these start-up costs or replace anticipated new program revenues.

Complications with the implementation of our new information systems could disrupt our operations and cause unanticipated increases in our costs.

We have completed the installation of an Enterprise Resource Planning system in most of our manufacturing sites and in our corporate location. We expect that we will complete the installation of this system in certain of our remaining plants to replace the existing Manufacturing Resource Planning systems and financial information systems used by these sites within the next year. Complications with the implementation of these information systems could result in material adverse consequences, including disruption of operations, loss of information and unanticipated increases in cost.

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

The consolidated financial statements included in the periodic reports we file with the SEC are prepared in accordance with accounting principles generally accepted in the United States (US GAAP). The preparation of financial statements in accordance with US GAAP involves making estimates, judgments and assumptions that affect reported amounts of assets (including intangible assets), liabilities and related reserves, revenues, expenses and income. Estimates, judgments and assumptions are inherently subject to change in the future, and any such changes could result in corresponding changes to the amounts of assets, liabilities, revenues, expenses and income. Any such changes could have a material adverse effect on our financial position and results of operations.

Our international operations may be subject to certain risks.

We currently operate outside the United States in Brazil, China, England, Ireland, Mexico, Singapore and Thailand. During 2005, 2004 and 2003, 34.8%, 30.2% and 27.0%, respectively, of our sales were from our international operations. These international operations may be subject to a number of risks, including:

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

In the past, we have been notified of claims relating to various matters including intellectual property rights, contractual matters or other issues arising in the ordinary course of business. In the event of such a claim, we may be required to spend a significant amount of money to defend or otherwise address the claim. Any litigation, even where a claim is without merit, could result in substantial costs and diversion of resources. Accordingly, the resolution or adjudication of such disputes, even those encountered in the ordinary course of business, could have a material adverse effect on our business, consolidated financial conditions and results of operations. See Note 15 to the consolidated financial statements in Item 8 of this report.

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

Provisions in our shareholder rights plan, our charter documents and state law may make it harder for others to obtain control of our company even though some shareholders might consider such a development to be favorable.

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

In December 2004, the Financial Accounting Standards Board published amendments to financial accounting standards that will require that awards under employee stock option and employee stock purchase plans be treated as compensation expense using the fair value method. This amendment will be effective for our first quarter of 2006. Based on preliminary estimates, the future compensation cost to be recognized as a result of the adoption of this revised standard for the year ended December 31, 2006 will be $1.8 million. In addition, for any new awards that may be granted during 2006, we will incur additional expense that cannot yet be quantified. See Note 1 to the Consolidated Financial Statements in Item 8 of this report.

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

We have the ability to borrow approximately $128.5 million under our revolving credit facilities. In addition, we could incur additional indebtedness in the future in the form of bank loans, notes or convertible securities. An increase in the level of our indebtedness, among other things, could:

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

The Sarbanes-Oxley Act of 2002 has required changes in some of our corporate governance, securities disclosure and compliance practices. In response to the requirements of that Act, the Securities and Exchange Commission and the New York Stock Exchange have promulgated new rules on a variety of subjects. Compliance with these new rules has increased our legal and financial and accounting costs, and we expect these increased costs to continue indefinitely. These developments may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be forced to accept reduced coverage or incur substantially higher costs to obtain coverage. Likewise, these developments may make it more difficult for us to attract and retain qualified members of our board of directors or qualified executive officers.

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

Item 1B.   Unresolved Staff Comments

Not applicable.

Item 2.   Properties

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

The following chart summarizes our principal manufacturing facilities owned or leased by Benchmark and its subsidiaries:

Location	Sq. Ft.	Ownership
Angleton, Texas	109,000	Owned
Ayudhaya, Thailand(1)	243,000	Owned
Ayudhaya, Thailand(2)	60,000	Leased
Beaverton, Oregon	77,000	Leased
Campinas, Brazil	40,000	Leased
Dublin, Ireland	104,000	Leased
Guadalajara, Mexico	150,000	Leased
Hudson, New Hampshire	170,000	Leased
Huntsville, Alabama(1)	276,000	Owned
Huntsville, Alabama(2)	144,000	Leased
Korat, Thailand	126,000	Owned
Leicester, England	55,000	Leased
Loveland, Colorado	139,000	Leased
Redmond, Washington	79,000	Leased
Rochester, Minnesota	35,000	Leased
Suzhou, China	115,000	Leased
Singapore(3)	8,000	Leased
Winona, Minnesota	199,000	Owned
Total	2,129,000

(1)                 PCBA facility.

(2)                 Systems integration facility.

(3)                 Engineering and international procurement facility.

We lease other facilities in Minnesota with a total of 41,000 sq. ft. that house individuals that provide engineering services. We also own a facility in Rangsit, Thailand with a total of 90,000 sq. ft. that is currently not in operation. Our leased facility in Leicester, England with a total of 55,000 sq. ft. will cease significant operations at the end of the first quarter of 2006. Our facility in Rochester, Minnesota opened in January 2006.

Item 3.   Legal Proceedings

We are involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position or results of operations.

One of the legal actions involves a payable dispute with Compaq Computer Corporation, a former customer of a predecessor company (AVEX) acquired by us in 1999. The lawsuit in the 189th Judicial District Court of Harris County, Texas alleges that the former customer overpaid AVEX approximately $12 million for products it purchased from AVEX in 1998, 1999 and 2000. We deny responsibility for these claims and have filed a counterclaim against the former customer for non payment of approximately $2 million of outstanding receivables. Discovery is ongoing and we expect trial to begin in the fall of 2006. We intend to vigorously pursue Benchmark’s claim against the former customer and defend against the former customer’s allegations. At the present time, we are unable to reasonably estimate the probable loss, if any, associated with these matters.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our Common Shares are listed on the New York Stock Exchange under the symbol “BHE.” The following table shows the high and low sales prices for the Common Shares as reported on the New York Stock Exchange for the quarters (or portions thereof) indicated.

	High	Low
2006
First quarter (through March 10, 2006)	$38.22	$33.13
2005
Fourth quarter	$34.11	$27.21
Third quarter	$33.27	$27.58
Second quarter	$32.39	$25.03
First quarter	$34.45	$30.16
2004
Fourth quarter	$39.49	$29.94
Third quarter	$33.67	$25.26
Second quarter	$32.33	$23.61
First quarter	$40.45	$29.69

The last reported sale price of Common Shares on March 10, 2006, as reported by the New York Stock Exchange, was $36.88. There were approximately 76 record holders of Common Shares as of March 10, 2006.

We have not paid any cash dividends on the Common Shares in the past. In addition, our credit facility includes restrictions on the amount of dividends we may pay to shareholders.

Item 6.   Selected Financial Data

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Selected Statements of Income Data
Sales	$2,257,225	$2,001,340	$1,839,821	$1,630,020	$1,276,950
Cost of sales	2,095,623	1,847,573	1,689,548	1,505,166	1,183,440
Gross profit	161,602	153,767	150,273	124,854	93,510
Selling, general and administrative expenses	62,322	61,108	64,976	64,191	54,383
Contract settlement(1)	—	—	(8,108)	—	—
Restructuring charges(2)	—	—	2,815	—	7,569
Asset impairments(2)	—	—	—	1,608	61,720
Amortization of goodwill	—	—	—	—	12,219
Income (loss) from operations	99,280	92,659	90,590	59,055	(42,381)
Interest expense	(330)	(1,705)	(7,714)	(11,385)	(16,998)
Interest income	7,786	4,516	3,842	4,430	1,508
Other income (expense)	(922)	(1,317)	(3,708)	2,866	(422)
Income tax benefit (expense)	(25,225)	(23,162)	(27,574)	(19,073)	3,981
Net income (loss)	$80,589	$70,991	$55,436	$35,893	$(54,312)
Earnings (loss) per share(3)
Basic	$1.93	$1.73	$1.45	$1.04	$(1.85)
Diluted	$1.88	$1.67	$1.39	$1.01	$(1.85)
Weighted average number of shares outstanding
Basic	41,778	41,134	38,124	34,404	29,438
Diluted	42,853	42,465	41,432	35,598	29,438

	December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Selected Balance Sheet Data
Working capital	$646,363	$569,938	$465,879	$392,373	$267,839
Total assets	1,298,408	1,092,001	1,038,038	932,251	686,105
Total debt	—	—	21,028	137,167	147,262
Shareholders’ equity	$846,119	$751,517	$664,325	$499,030	$351,682

(1)                 See Note 17 to the Consolidated Financial Statements for a discussion of the contract settlement occurring in 2003.

(2)                 See Note 16 to the Consolidated Financial Statements for a discussion of the restructuring charges and asset impairments occurring in 2004, 2003 and 2002.

(3)                 See Note 1 to the Consolidated Financial Statements for the basis of computing earnings (loss) per share.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report to “the Company,” “Benchmark,” “we,” or “us” mean Benchmark Electronics, Inc. together with its subsidiaries. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” “will,” or the negative of those terms or other variations of them or comparable terminology. In particular, statements, express or implied, concerning future operating results or the ability to generate sales, income or cash flow are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions, including those discussed under Item 1A of this report. The future results of our operations may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results are beyond our ability to control or predict. You should not put undue reliance on any forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto in Item 8 of this report.

OVERVIEW

We are in the business of manufacturing electronics and provide our services to original equipment manufacturers (OEMs) of computers and related products for business enterprises, medical devices, industrial control equipment, testing and instrumentation products, and telecommunication equipment. The services that we provide are commonly referred to as electronics manufacturing services (EMS). We offer our customers comprehensive and integrated design and manufacturing services, from initial product design to volume production and direct order fulfillment. We also provide specialized engineering services, including product design, printed circuit board layout, prototyping and test development. We believe that we have developed strengths in the manufacturing process for large, complex, high-density printed circuit boards as well as the ability to manufacture high and low volume products in lower cost regions such as Brazil, China, Mexico and Thailand.

As our customers have continued to expand their globalization strategy during the past several years, we have continued to make the necessary changes to align our business operations with our customers’ demand. These changes include, among other activities, moving production between facilities, reducing staff levels, realigning our business processes and reorganizing our management. During 2006, we will continue to expand our low-cost capacity while realigning and further strengthening our global footprint to support continued business opportunities. Restructuring charges associated with these re-alignment efforts, primarily related to the closure of our UK facility, are estimated to be in the range of $3.5 million to $4.5 million (pre-tax) during 2006. The actual timing of such charges has yet to be determined, although it is expected that the majority of these charges will be recorded in the first half of 2006. We believe that our global manufacturing presence of 18 facilities in eight countries increases our ability to be responsive to our customers’ needs by providing accelerated time-to-market and time-to-volume production of high quality products. These capabilities should enable us to build stronger strategic relationships with our customers and to become a more integral part of their operations. Our customers face challenges in planning, procuring and managing their inventories efficiently due to customer demand fluctuations, product design changes, short product life cycles and component price fluctuations. We employ production management systems to manage their procurement and manufacturing processes in an efficient and cost-effective manner so that, where possible, components arrive on a just-in-time, as-and-when needed basis.

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

Our cost of sales includes the cost of materials, electronic components and other materials that comprise the products we manufacture, the cost of labor and manufacturing overhead, and adjustments for excess and obsolete inventory. Our procurement of materials for production requires us to commit significant working capital to our operations and to manage the purchasing, receiving, inspection and stocking of materials. Although we bear the risk of fluctuations in the cost of materials and excess scrap, we periodically negotiate cost of materials adjustments with our customers. Revenue from each product that we manufacture includes the total of the costs of materials in that product and the cost of the labor and manufacturing overhead costs allocated to that product. Our gross margin for any product depends on the sales price, the proportionate mix of the cost of materials in the product and the cost of labor and manufacturing overhead allocated to the product. We typically have the potential to realize higher gross margins on products where the proportionate level of labor and manufacturing overhead is greater than that of materials. As we gain experience in manufacturing a product, we usually achieve increased efficiencies, which result in lower labor and manufacturing overhead costs for that product and higher gross margins.

Summary of 2005 Results

Sales for the year ended December 31, 2005 increased 12.8% to $2.3 billion compared to $2.0 billion for the same period of 2004. The increase in our sales reflects new program revenues from both existing and new customers. Sales to our largest customer, Sun Microsystems, Inc., decreased to 29.7% of our sales in 2005 from 30.8% of our sales in 2004. During 2005, the level of concentration among our top customers as a percentage of revenues decreased as revenues from our remaining customer base expanded. Sales to our two largest customers increased to $997.8 million in 2005 from $941.5 million in 2004, an increase of 6.0%. Sales to our customers, other than our two largest customers, increased to $1.3 billion in 2005 from $1.1 billion in 2004, an increase of 18.8%.

Our gross profit as a percentage of sales decreased to 7.2% in 2005 from 7.7% in 2004 because of the current market pricing trends, new program ramps and product transitions that have affected our margins during 2005. These activities continue to impact the level of efficiency in our production and negatively impacted our gross profit. We do expect that a number of our new and higher volume programs with customers will remain subject to competitive constraints on the margin that may be realized from these programs, and, that these constraints could exert downward pressure on our margins in the near future.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Our significant accounting policies are summarized in Note 1 to the Consolidated Financial Statements in Item 8 of this report. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to allowance for doubtful accounts, inventories, deferred taxes, impairment of long-lived assets, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss would be recognized to the extent that the carrying amount exceeds the asset’s fair value. We completed the annual impairment test during the fourth quarter of 2005 and determined that no impairment existed as of the date of the impairment test. Goodwill is measured at the reporting unit level, which we have determined to be consistent with our operating segments as defined in Note 13 to the Consolidated Financial Statements in Item 8 of this report, by determining the fair values of the reporting units using a discounted cash flow model and comparing those fair values to the carrying values, including goodwill, of the reporting unit. As of December 31, 2005, we had net goodwill of approximately $113.0 million. Circumstances that may lead to impairment of goodwill include unforeseen decreases in future performance or industry demand, and the restructuring of our operations as a result of a change in our business strategy.

RESULTS OF OPERATIONS

The following table presents the percentage relationship that certain items in our Consolidated Statements of Income bear to sales for the periods indicated. The financial information and the discussion below should be read in conjunction with the Consolidated Financial Statements and Notes thereto in Item 8 of this report.

	Year ended December 31,
	2005	2004	2003
Sales	100.0%	100.0%	100.0%
Cost of sales	92.8	92.3	91.8
Gross profit	7.2	7.7	8.2
Selling, general and administrative expenses	2.8	3.1	3.5
Contract settlement	—	—	(0.4)
Restructuring charges	—	—	0.2
Income from operations	4.4	4.6	4.9
Other income (expense)	0.3	0.1	(0.4)
Income before income taxes	4.7	4.7	4.5
Income tax expense	(1.1)	(1.2)	(1.5)
Net income	3.6%	3.5%	3.0%

Year Ended December 31, 2005 Compared With Year Ended December 31, 2004

Sales

Sales for 2005 were $2.3 billion, a 12.8% increase from sales of $2.0 billion in 2004. The increase of $0.3 billion resulted from increased sales under new programs and increased activity with existing customers. This increase included a $249.4 million increase in printed circuit board assembly (PCBA) sales volume and a $6.5 million increase attributable to sales activity associated with new and existing systems integration customers.

A substantial percentage of our sales have been made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. During 2005, our two largest customers together represented 44.2% of our sales, with one customer accounting for 29.7% of our sales. Sales to our largest customer, Sun Microsystems, Inc., decreased to 29.7% of our sales in 2005 from 30.8% of our sales in 2004. During 2005, the level of concentration among our top customers as a percentage of revenues decreased as revenues from our remaining customer base expanded. Sales to our two largest customers increased to $997.8 million in 2005 from $941.5 million in 2004, an increase of 6.0%. Sales to our customers, other than our two largest customers, increased to $1.3 billion in 2005 from $1.1 billion in 2004, an increase of 18.8%. Our future sales are dependent on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on us. See Note 10 to the Consolidated Financial Statements in Item 8 of this report.

Our manufacturing and assembly operations include printed circuit boards and subsystem assembly, box build and systems integration. Systems integration is the process of integrating subsystem and printed circuit board assemblies and, often, downloading and integrating software, to produce a fully configured product. Systems integration is a value-added service that is not separable from our overall contract manufacturing service. Sales from the operation of our systems integration facilities represented 22.5% and 25.1% of our sales for the years ended December 31, 2005 and 2004.

We have 18 manufacturing facilities in the Americas, Asia and Europe to serve our customers. We are operated and managed geographically. See Note 13 to the Consolidated Financial Statements in Item 8 of this report. The percentage of our sales by region for the years ended December 31, 2005, 2004 and 2003 was as follows:

	Year Ended December 31,
	2005	2004	2003
Americas	70.9%	75.5%	77.7%
Asia	25.1	19.3	13.1
Europe	4.0	5.2	9.2
	100.0%	100.0%	100.0%

Our Americas region includes facilities in Angleton, Texas, Beaverton, Oregon, Campinas, Brazil, Guadalajara, Mexico, Hudson, New Hampshire, Huntsville, Alabama, Loveland, Colorado, Redmond, Washington and Winona, Minnesota. There are two facilities in Huntsville, Alabama—a systems integration facility and a PCBA facility. The Loveland and Redmond facilities provide systems integration services. In March 2005, we closed our Manassas, Virginia PCBA facility. We opened a new PCBA facility in Rochester, Minnesota in January 2006.

Our Asia region includes facilities in Ayudhaya and Korat, Thailand, Singapore and Suzhou, China. The Korat, Thailand facility began operations in September 2004. There are two facilities in Ayudhaya, Thailand—a systems integration facility that began operations in 2005 and a PCBA facility we acquired in 2002. In the fourth quarter of 2004, the Singapore facility ceased systems integration operations. Currently, the Singapore facility provides engineering and international purchasing services.

Our Europe region includes facilities in Dublin, Ireland and Leicester, England. The Dublin facility provides systems integration services. Our Leicester facility is scheduled to cease significant operations at the end of the first quarter of 2006.

Our international operations are subject to the risks of doing business abroad. These dynamics have not had a material adverse effect on our results of operations through December 31, 2005. However, we cannot assure you that there will not be an adverse impact in the future. See Item 1A for factors pertaining to our international sales and fluctuations in the exchange rates of foreign currency and for further discussion of potential adverse effects in operating results associated with the risks of doing business abroad. During 2005 and 2004, 34.8% and 30.2%, respectively, of our sales were from our international operations. The increase in the percentage of international sales for 2005 as compared to 2004 primarily reflects the additional sales resulting from the operation of the facilities in Thailand, including the Thailand systems integration facility which began operations in August 2005 and the Korat facility which began operations in September 2004.

We had a backlog of approximately $1.7 billion at December 31, 2005, as compared to the 2004 year-end backlog of $1.6 billion. Backlog consists of purchase orders received, including, in some instances, forecast requirements released for production under customer contracts. We believe the increase in backlog is attributable to the organic growth of our business. Although we expect to fill substantially all of our backlog during 2006, at December 31, 2005, we did not have long-term agreements with all of our customers and customer orders can be canceled, changed or delayed by customers. The timely replacement of canceled, changed or delayed orders with orders from new customers cannot be assured, nor can there be any assurance that any of our current customers will continue to utilize our services. Because of these factors, backlog is not a meaningful indicator of future financial results.

Americas

Sales in the Americas during 2005 increased $89.0 million, or 5.9%, compared to 2004. This net increase included a $73.2 million increase in PCBA sales volume attributable to sales under new programs and increased activity with existing customers and a $15.8 million net increase in sales under new programs and increased activity with existing systems integration customers.

Asia

Sales in Asia during 2005 increased $181.7 million, or 47.1%, compared to 2004. This net increase included a $184.0 million increase in PCBA sales volume attributable to ramping new programs in Asia and transferring existing customer business to Asia. This increase was offset by a $2.4 million net decrease attributable to sales activity with existing systems integration customers. In the third quarter of 2005, the Thailand systems integration facility began production. In the fourth quarter of 2004, the Singapore facility ceased systems integration operations and currently provides engineering and international purchasing services.

Europe

Sales in Europe during 2005 decreased $14.8 million, or 14.1%, compared to the same period of 2004. This net decrease included a $6.9 million decrease in sales volumes from systems integration customers, and a $7.9 million net decrease in overall PCBA sales volume. The overall decrease in sales volume in Europe is a result of lower demand for our customers’ products in Europe and the transfer of production for some customers to lower cost production geographies.

Gross Profit

Gross profit increased 5.1% to $161.6 million for 2005 from $153.8 million in 2004. Gross profit as a percentage of sales for 2005 and 2004, respectively, decreased to 7.2% from 7.7%. Gross profit as a percentage of sales decreased because of the effect of current market pricing trends, new program ramps and product transitions during 2005. These activities combined to impact the level of efficiency in our production and negatively impacted our gross profit. Typically, a new program will contribute relatively less to our gross profit in its early stages, as manufacturing volumes are low and result in inefficiencies and unabsorbed manufacturing overhead costs. As volumes increase, the contribution to gross profit often increases due to the ability to leverage improved utilization rates and overhead absorption. In addition, different programs can contribute different gross profits depending on factors such as the types of services involved, location of production, size of the program, complexity of the product, and level of material costs associated with the various products. As a result, our gross profit varies from period to period.

The 2005 and 2004 gross profit includes charges (credits) related to reserves for excess and obsolete inventory. During 2005 and 2004, $0.1 million and $(1.6) million of additional (reduced) inventory reserves were recorded, respectively. During 2005 and 2004, favorable market conditions, improved demand by customers and financial statement positions among our customers contributed to decreased excess and obsolete inventory levels as previously reserved inventory was sold.

We expect that a number of our higher volume programs with customers will remain subject to competitive restraints on the margin that may be realized from these programs and that these restraints could exert downward pressure on our margins in the near future. For the foreseeable future, our gross profit is expected to depend primarily on facility utilization, product mix, start-up of new programs and pricing within the electronics industry. The gross margins at each facility and for Benchmark as a whole are expected to continue to fluctuate. Increases in start-up costs associated with new programs and pricing within the electronics industry also could adversely impact our gross margin as they did during 2005.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $62.3 million in 2005, an increase of 2% from $61.1 million in 2004. Selling, general and administrative expenses, as a percentage of sales, were 2.8% and 3.1%, respectively, in 2005 and 2004. The decrease in selling, general and administrative expenses as a percentage of sales is primarily associated with the increase in sales.

Interest Expense

Interest expense was approximately $0.3 million and $1.7 million, respectively, in 2005 and 2004. The decrease is primarily due to lower fees associated with the three-year $100 million credit agreement entered into on January 20, 2005. See Note 6 to the Consolidated Financial Statements in Item 8 of this report.

Income Tax Expense

Income tax expense of $25.2 million represented an effective tax rate of 23.8% for the year ended December 31, 2005, compared with $23.2 million at an effective tax rate of 24.6% for the year ended December 31, 2004. The decrease in the effective tax rate is primarily due to higher estimated income tax benefits for 2005 in foreign tax jurisdictions as compared to 2004 and net income tax benefits related to certain previously filed U.S. tax returns. See Note 9 to the Consolidated Financial Statements in Item 8 of this report.

Net Income

We reported net income of approximately $80.6 million, or diluted earnings of $1.88 per share for 2005, compared with net income of approximately $71.0 million, or diluted earnings of $1.67 per share for 2004. The net increase of $9.6 million in 2005 was due to the factors discussed above.

Year Ended December 31, 2004 Compared With Year Ended December 31, 2003

Sales

Sales for 2004 were $2.0 billion, an 8.8% increase from sales of $1.8 billion in 2003. The increase of $161.5 million resulted from increased sales under new programs and increased activity with existing customers. Of this increase, $84.7 million was attributable to the operation of our systems integration facilities and $107.6 million to an overall increase in PCBA sales volume. These increases were partially offset by a decrease of $30.8 million primarily due to decreased demand in Europe which resulted in the consolidation and downsizing of certain manufacturing facilities.

Sales from the operation of our systems integration facilities represented 25.1% and 22.7% of our sales for the years ended December 31, 2004 and 2003.

Our facilities in the Americas provided 75.5% and 77.7% of net sales, respectively, during 2004 and 2003. We opened the Loveland, Colorado facility in May 2003 and the Redmond, Washington facility in October 2003. Both the Loveland and Redmond facilities provide systems integration services. Our facilities in Asia provided 19.3% and 13.1% of our net sales, respectively, during 2004 and 2003. In 2003, our Singapore facility included both a systems integration and PCBA operation. During 2003, the PCBA facility ceased operations. During 2004, the systems integration operation in Singapore ceased operations. Our facilities in Europe provided 5.2% and 9.2% of net sales, respectively, during 2004 and 2003. During the fourth quarter of 2003, we closed our East Kilbride, Scotland facility. During the second quarter of 2003, we closed the Cork, Ireland facility. Both facilities were sold during 2004.

During 2004 and 2003, 30.2% and 27.0%, respectively, of our sales were from our international operations. The increase in the percentage of international sales for 2004 as compared to 2003 primarily reflected the additional sales resulting from the operation of the facilities in Thailand, including the Korat facility which began operations in September 2004.

We had a backlog of approximately $1.6 billion at December 31, 2004, as compared to the 2003 year-end backlog of $1.1 billion.

Americas

Sales in the Americas during 2004 increased $81.4 million, or 5.7%, compared to 2003. This net increase included a $111.6 million increase attributable to sales under new programs and increased activity with existing systems integration customers. This increase was offset by a $30.2 million net decrease in PCBA sales volume attributable to the impact of maturing programs and new product introductions.

Asia

Sales in Asia during 2004 increased $143.8 million, or 59.5%, compared to 2003. This net increase included a $146.1 million increase in PCBA sales volumes attributable to ramping new programs in Asia and transferring existing customer business to Asia and a $2.3 million decrease in sales volume from systems integration customers.

Europe

Sales in Europe during 2004 decreased $63.8 million, or 37.8%, compared to 2003. This net decrease included a $24.7 million decrease in sales volumes from systems integration customers, a $30.8 million decrease in PCBA sales resulting from the closing of the East Kilbride, Scotland and Cork, Ireland facilities and an $8.3 million net decrease in overall PCBA sales volume. The overall decrease in sales volume in Europe during this time was a result of lower demand for our customers’ products in Europe and the transfer of production for some customers to lower cost production geographies.

Gross Profit

Gross profit increased 2.3% to $153.8 million in 2004 from $150.3 million in 2003. Gross profit as a percentage of sales for 2004 and 2003 decreased to 7.7% from 8.2%. Gross profit as a percentage of sales decreased because of new program ramps, new program introduction delays and a high level of mix changes during 2004. These activities combined to impact the level of efficiency in our production and negatively impacted our gross profit.

The 2004 and 2003 gross profit includes charges (credits) related to reserves for excess and obsolete inventory. During 2004 and 2003, $(1.6) million and $6.3 million of (reduced) additional inventory reserves were recorded, respectively. During 2004, favorable market conditions, improved demand by customers and financial statement positions among our customers contributed to decreased excess and obsolete inventory levels as previously reserved inventory was sold.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $61.1 million in 2004, a decrease of 6.0% from $65.0 million in 2003. Selling, general and administrative expenses, as a percentage of sales, were 3.1% and 3.5%, respectively, in 2004 and 2003. The decrease in selling, general and administrative expenses as a percentage of sales was primarily associated with the increase in sales and also reflects the impact of facility consolidation and downsizing which occurred in 2003.

The charge to operations for bad debt allowance declined to $1.8 million during 2004 from $6.6 million during 2003 as we had fewer customers with financial difficulties.

Contract Settlement

During the first quarter of 2003, we settled and released various claims arising out of customer manufacturing agreements. In connection with the settlement of these claims, we recorded a non-cash gain totaling $8.1 million.

Interest Expense

Interest expense was approximately $1.7 million and $7.7 million, respectively, in 2004 and 2003. The decrease was primarily due to repayments of outstanding debt, and to the conversion of our 6% Convertible Subordinated Notes to common shares in September 2003. See Note 7 to the Consolidated Financial Statements in Item 8 of this report.

Income Tax Expense

Income tax expense of $23.2 million represented an effective tax rate of 24.6% for the year ended December 31, 2004, compared with $27.6 million at an effective tax rate of 33.2% for the year ended December 31, 2003. The decrease in the effective tax rate was primarily related to the dissolution of an inactive foreign owned subsidiary during 2004 that resulted in an $11.3 million foreign tax benefit. See Note 9 to the Consolidated Financial Statements in Item 8 of this report.

Net Income

We reported net income of approximately $71.0 million, or diluted earnings of $1.67 per share for 2004, compared with net income of approximately $55.4 million, or diluted earnings of $1.39 per share for 2003. The net increase of $15.6 million in 2004 was due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our growth and operations through funds generated from operations, proceeds from the sale of our securities and funds borrowed under our credit facilities. Cash and cash equivalents decreased to $110.8 million at December 31, 2005 from $124.9 million at December 31, 2004.

Cash used in operating activities was $1.7 million in 2005. The cash used in operations during 2005 consisted primarily of $80.6 million of net income adjusted for $26.2 million of depreciation and amortization, and a $114.7 million increase in accounts payable, offset by a $113.7 million increase in accounts receivable and a $104.3 million increase in inventories. Working capital was $646.4 million at December 31, 2005 and $569.9 million at December 31, 2004. Our days sales outstanding of 53 days and our inventory turns of 6.4 times reflect the impact of the level of new program activities.

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

Cash used in investing activities was $21.6 million for the year ended December 31, 2005. Capital expenditures of $46.4 million were primarily concentrated in manufacturing production equipment in Asia and the Americas to support our ongoing business and to expand certain existing manufacturing operations and included $5.9 million for the purchase of manufacturing and office facilities in Minnesota that we previously leased.

Cash provided by financing activities was $7.7 million for the year ended December 31, 2005. During 2005, we received $8.1 million from the exercise of stock options and the employee stock purchase plan, and paid $0.4 million in debt issuance costs. See Note 6 to the Consolidated Financial Statements in Item 8 of this report.

We have a $100.0 million three-year revolving credit line with a syndicate of commercial banks for general corporate purposes which can be increased to a total of $200.0 million. We are entitled to borrow under the revolving credit line up to $100.0 million. Interest on the revolving credit line is payable quarterly, at our option, at either the bank’s Eurodollar rate plus 1.00% to 1.75% or its prime rate plus 0.00% to 0.25%, based upon our debt ratio as specified in the agreement. A commitment fee of 0.20% to 0.35% per annum on the unused portion of the revolving credit facility is payable quarterly in arrears. As of December 31, 2005, we had no borrowings outstanding under the revolving credit line and $100.0 million was available for future borrowings.

The revolving credit facility is secured by our domestic inventory and accounts receivable, 100% of the stock of our domestic subsidiaries, and 65% of the voting capital stock of each direct foreign subsidiary and substantially all of our and our domestic subsidiaries’ other tangible and intangible assets. The revolving credit facility contains customary financial covenants as to working capital, interest coverage, debt leverage, fixed charges, and consolidated net worth, and restricts our ability to incur additional debt, pay dividends, sell assets and to merge or consolidate with other persons without the consent of the banks. At December 31, 2005, we were in compliance with all such restrictions.

Our Thailand subsidiary has a credit agreement with Kasikornbank Public Company (formerly Thai Farmers Bank Public Company Limited) and Bank of Ayudhya Public Company Limited (the Thai Credit Agreement). The Thai Credit Agreement provides that the lenders will make available to our Thailand subsidiary up to approximately $28.5 million in revolving loans, and machinery loans through September 2006. The Thai Credit Agreement is secured by land, buildings and machinery in Thailand. In addition, the Thai Credit Agreement provides for approximately $1.8 million (72.0 million Thai baht) in working capital availability in the form of working capital loans (20.0 million Thai baht) and bank guarantees (52.0 million Thai baht). As of December 31, 2005, our Thailand subsidiary had no working capital borrowings outstanding.

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

At December 31, 2005, we had cash and cash equivalents totaling $110.8 million, short-term investments totaling $216.0 million and $128.5 million available for borrowings under our revolving credit lines. We believe that during the next twelve months, our capital expenditures will be approximately $45 million, principally for machinery and equipment to support our ongoing business around the globe, in addition to our planned expansion in Asia, which we anticipate will be a new building facility in China. Management believes that our existing cash and short-term investment balances and funds generated from operations will be sufficient to permit us to meet our liquidity requirements over the next twelve months. Management further believes that our ongoing cash flows from operations and any borrowings we may incur under our credit facilities will enable us to meet operating cash requirements in future years. Should we desire to consummate significant acquisition opportunities, our capital needs would increase and could possibly result in our need to increase available borrowings under our revolving credit facility or access public or private debt and equity markets. There can be no assurance, however, that we would be successful in raising additional debt or equity on terms that we would consider acceptable.

CONTRACTUAL OBLIGATIONS

We have certain contractual obligations that extend out beyond 2006 under lease obligations. Non-cancelable purchase commitments do not typically extend beyond the normal lead-time of several weeks. Purchase orders beyond this time frame are typically cancelable. We do not utilize off-balance sheet financing techniques other than traditional operating leases and we have not guaranteed the obligations of any entity that is not one of our wholly-owned subsidiaries. The total contractual cash obligations in existence at December 31, 2005 due pursuant to contractual commitments are:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating Lease Obligations	$35,208	$7,962	$9,873	$6,204	$11,169

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2005, we did not have any significant off-balance sheet arrangements. See Note 11 to the Consolidated Financial Statements in Item 8 of this report.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

Our international sales are a significant portion of our net sales; we are exposed to risks associated with operating internationally, including the following:

•       Foreign currency exchange risk;

•       Import and export duties, taxes and regulatory changes;

•       Inflationary economies or currencies; and

•       Economic and political instability.

We do not use derivative financial instruments for speculative purposes. Our practice is to maintain a hedged position for certain significant transaction exposures. These exposures are primarily, but not limited to, vendor payments and inter-company balances in currencies other than the currency in which our foreign operation primarily generates and expends cash. Our international operations in some instances operate in a natural hedge because both operating expenses and a portion of sales are denominated in local currency. In the future, significant transactions involving our international operations may cause us to consider engaging in hedging transactions to attempt to mitigate our exposure to fluctuations in foreign exchange rates. As of December 31, 2005, we did not have any foreign currency hedges. Our sales are substantially denominated in U.S. dollars. Our primary foreign currency cash flows are generated in certain European countries and Brazil.

We are also exposed to market risk for changes in interest rates, a portion of which relates to our short-term investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place cash and cash equivalents and investments with various major financial institutions. We protect our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by generally investing in investment grade securities. At December 31, 2005, the outstanding amount in the short-term investment portfolio was $216.0 million of auction rate securities with an average return of 3.0%.

Item 8.   Financial Statements and Supplementary Data

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
	2005	2004
	(in thousands, except for par value)
Assets
Current assets:
Cash and cash equivalents	$110,845	$124,862
Short-term investments	215,960	242,506
Accounts receivable, net of allowance for doubtful accounts of $5,318 and $6,985, respectively	365,568	251,305
Inventories, net	361,554	256,876
Prepaid expenses and other assets	22,252	15,576
Deferred tax asset	8,327	10,444
Total current assets	1,084,506	901,569
Property, plant and equipment, net	94,140	71,569
Goodwill, net	112,978	112,853
Other, net	6,784	6,010
	$1,298,408	$1,092,001
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$371,887	$257,054
Income taxes payable	29,694	28,075
Accrued liabilities	36,562	46,502
Total current liabilities	438,143	331,631
Other long-term liabilities	2,460	2,431
Deferred tax liability	11,686	6,422
Shareholders’ equity:
Preferred shares, $0.10 par value; 5,000 shares authorized, none issued	—	—
Common shares, $0.10 par value; 85,000 shares authorized; issued—42,240 and 41,676, respectively; outstanding—42,166 and 41,602, respectively	4,217	4,160
Additional paid-in capital	562,986	552,503
Retained earnings	287,272	206,683
Accumulated other comprehensive loss	(8,175)	(11,648)
Less treasury shares, at cost; 74 shares	(181)	(181)
Total shareholders’ equity	846,119	751,517
Commitments and contingencies	$1,298,408	$1,092,001

See accompanying notes to consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Consolidated Statements of Income

	Year ended December 31,
	2005	2004	2003
	(in thousands, except per share data)
Sales	$2,257,225	$2,001,340	$1,839,821
Cost of sales	2,095,623	1,847,573	1,689,548
Gross profit	161,602	153,767	150,273
Selling, general and administrative expenses	62,322	61,108	64,976
Contract settlement	—	—	(8,108)
Restructuring charges	—	—	2,815
Income from operations	99,280	92,659	90,590
Interest expense	(330)	(1,705)	(7,714)
Interest income	7,786	4,516	3,842
Other expense	(922)	(1,317)	(3,708)
Income before income taxes	105,814	94,153	83,010
Income tax expense	(25,225)	(23,162)	(27,574)
Net income	$80,589	$70,991	$55,436
Earnings per share:
Basic	$1.93	$1.73	$1.45
Diluted	$1.88	$1.67	$1.39
Weighted average number of shares outstanding:
Basic	41,788	41,134	38,124
Diluted	42,853	42,465	41,432

See accompanying notes to consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	Year ended December 31,
	2005	2004	2003
	(in thousands, except per share data)
Net income	$80,589	$70,991	$55,436
Other comprehensive income:
Change in fair market value of derivative instruments, net of tax	—	—	539
Foreign currency translation adjustments	3,473	2,150	5,020
Comprehensive income	$84,062	$73,141	$60,995

See accompanying notes to consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity

	Shares	Common shares	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury shares	Total shareholders’ equity
	(in thousands)
Balances, December 31, 2002	36,532	$3,653	434,659	80,256	(19,357)	(181)	499,030
Stock split	(1)	—	(104)	—	—	—	(104)
Conversion of debt	2,992	299	79,736	—	—	—	80,035
Stock options exercised	1,299	130	16,549	—	—	—	16,679
Federal tax benefit of stock options exercised	—	—	6,258	—	—	—	6,258
Common shares issued under Employee Stock Purchase Plan	80	8	1,368	—	—	—	1,376
Federal tax benefit of Employee Stock Purchase Plan	—	—	56	—	—	—	56
Comprehensive income	—	—	—	55,436	5,559	—	60,995
Balances, December 31, 2003	40,902	4,090	538,522	135,692	(13,798)	(181)	664,325
Accrued compensation expense	—	—	164	—	—	—	164
Stock options exercised	619	62	7,810	—	—	—	7,872
Federal tax benefit of stock options exercised	—	—	3,975	—	—	—	3,975
Common shares issued under Employee Stock Purchase Plan	81	8	1,958	—	—	—	1,966
Federal tax benefit of Employee Stock Purchase Plan	—	—	74	—	—	—	74
Comprehensive income	—	—	—	70,991	2,150	—	73,141
Balances, December 31, 2004	41,602	4,160	552,503	206,683	(11,648)	(181)	751,517
Stock options exercised	486	49	6,019	—	—	—	6,068
Federal tax benefit of stock options exercised	—	—	2,375	—	—	—	2,375
Common shares issued under Employee Stock Purchase Plan	78	8	2,007	—	—	—	2,015
Federal tax benefit of Employee Stock Purchase Plan	—	—	82	—	—	—	82
Comprehensive income	—	—	—	80,589	3,473	—	84,062
Balances, December 31, 2005	42,166	$4,217	562,986	287,272	(8,175)	(181)	846,119

See accompanying notes to consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Cash flows from operating activities:
Net income	$80,589	$70,991	$55,436
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	26,168	26,866	29,088
Deferred income taxes	7,381	873	(3,563)
Asset impairments	—	1,417	281
(Gain) loss on the sale of property, plant and equipment	15	(1,583)	(176)
Accrued compensation expense	—	164	—
Federal tax benefit of stock options exercised	2,375	3,975	6,258
Federal tax benefit of Employee Stock Purchase Plan	82	74	56
Tax benefit of acquired net operating loss carryforwards	—	—	1,025
Gain on conversion of debt to equity	—	—	308
Other, net	643	—	—
Changes in operating assets and liabilities:
Accounts receivable	(113,690)	(42,038)	(25,250)
Inventories	(104,313)	(18,015)	(39,320)
Prepaid expenses and other assets	(7,309)	2,794	(4,832)
Accounts payable	114,715	(11,155)	54,470
Accrued liabilities	(10,021)	(12,062)	(9,577)
Income taxes	1,636	9,873	12,402
Net cash provided by (used in) operations	(1,729)	32,174	76,606
Cash flows from investing activities:
Purchases of short-term investments	(303,320)	(127,201)	(208,660)
Proceeds from sales and maturities of short-term investments	329,866	123,525	139,270
Additions to property, plant and equipment	(46,404)	(16,554)	(18,750)
Proceeds from the sale of property, plant and equipment	278	6,030	455
Additions to purchased software	(2,011)	(825)	(790)
Net cash used in investing activities	(21,591)	(15,025)	(88,475)
Cash flows from financing activities:
Proceeds from stock options exercised	6,068	7,872	16,679
Proceeds from employee stock purchase plan	2,015	1,966	1,376
Debt issuance cost	(412)	—	—
Principal payments on other long-term debt	—	(21,028)	(35,941)
Stock split costs	—	—	(104)
Net cash provided by (used in) financing activities	7,671	(11,190)	(17,990)
Effect of exchange rate changes	1,632	1,593	4,033
Net increase (decrease) in cash and cash equivalents	(14,017)	7,552	(25,826)
Cash and cash equivalents at beginning of year	124,862	117,310	143,136
Cash and cash equivalents at end of year	$110,845	$124,862	$117,310

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
(amounts in thousands, except per share data, unless otherwise noted)

Note 1—Summary of Significant Accounting Policies

(a) Business

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

(b) Principles of Consolidation

The consolidated financial statements include the financial statements of Benchmark Electronics, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(c) Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. Cash equivalents of $54.2 million and $78.9 million at December 31, 2005 and 2004, respectively, consist primarily of money-market funds and time deposits with an initial term of less than three months.

(d) Short-term Investments

The Company’s short-term investments are reported at fair value. At December 31, 2005 and 2004, the Company’s short-term investments consist of $216.0 million and $242.5 million, respectively, of auction rate securities classified as available-for-sale. Although the Company’s auction rate securities generally have original contractual maturities greater than 10 years, the underlying interest rates on such securities reset at intervals ranging from 7 to 49 days. Therefore, these auction rate securities are priced and subsequently trade as short-term investments because of the interest rate reset feature. As a result, the Company has classified its auction rate securities as short-term investments in the accompanying consolidated balance sheet.

(e) Inventories

Inventories include material, labor and overhead and are stated at the lower of cost (principally first-in, first-out method) or market.

(f) Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is calculated on the straight-line method over the useful lives of the assets—10 to 40 years for buildings and building improvements, 2 to 10 years for machinery and equipment, 2 to 8 years for furniture and fixtures, 3 to 5 years for vehicles. Leasehold improvements are amortized on the straight-line method over the shorter of the useful life of the improvement or the remainder of the lease term.

(g) Goodwill and Other Assets

Goodwill represents the excess of purchase price over fair value of net assets acquired. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

Other assets consist primarily of capitalized purchased software costs, which are amortized straight-line over the estimated useful life of the related software, which ranges from three to seven years. During 2005, 2004 and 2003, $2.0 million, $0.8 million and $0.8 million, respectively, of purchased software costs were capitalized. The accumulated amortization of purchased software costs at December 31, 2005 and 2004 was $10.2 million and $8.0 million, respectively.

(h) Impairment of Long-Lived Assets

In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Goodwill and intangible assets that have indefinite useful lives are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. For goodwill, the impairment determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit, which the Company has determined to be consistent with its operating segments as defined in Note 13—“Segment and Geographic Information,” and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with Financial Accounting Standards Board (FASB) Statement No. 141, “Business Combinations”. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. This impairment analysis is based on significant assumptions of future results made by management, including revenue and cash flow projections. Circumstances that may lead to impairment of goodwill include unforeseen decreases in future performance or industry demand and the restructuring of our operations as a result of a change in our business strategy. The Company completed the annual impairment test during the fourth quarter of 2003, 2004 and 2005 and determined that no impairment existed as of the date of the impairment test. To date, the Company has not recognized any impairment of its goodwill in accordance with SFAS No. 142. However, no assurances can be given that future evaluations of goodwill will not result in charges to earnings because of future impairments.

(i) Earnings Per Share

On October 22, 2003, the Board of Directors declared a three-for-two stock split effected in the form of a stock dividend payable on November 13, 2003, to shareholders of record as of November 6, 2003. Shareholders’ equity has been restated to give retroactive recognition to the stock split in prior periods by reclassifying from additional paid-in capital to common stock the par value of the additional shares arising from the split. All share and per share data appearing in these consolidated financial statements and notes thereto have been retroactively adjusted for the stock split. Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding stock equivalents during the years ended December 31, 2005, 2004 and 2003. Stock equivalents include common shares issuable upon the exercise of stock options and other equity instruments, and are computed using the treasury stock method. The following table sets forth the calculation of basic and diluted earnings per share.

	Year ended December 31,
	2005	2004	2003
Numerator for basic earnings per share—net income	$80,589	$70,991	$55,436
Interest expense on 6% convertible debt, net of tax	—	—	2,180
Numerator for diluted earnings per share	$80,589	$70,991	$57,616
Denominator for basic earnings per share—weighted average number of common shares outstanding during the period	41,788	41,134	38,124
Incremental common shares attributable to exercise of outstanding dilutive options	1,065	1,331	1,291
Incremental common shares attributable to conversion of 6% convertible debt	—	—	2,017
Denominator for diluted earnings per share	42,853	42,465	41,432
Basic earnings per share	$1.93	$1.73	$1.45
Diluted earnings per share	$1.88	$1.67	$1.39

Options to purchase 1.0 million, 1.1 million, and 0.6 million common shares in 2005, 2004 and 2003, respectively, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares.

(j) Revenue Recognition

Revenue is primarily derived from the sale of circuit boards and systems. Revenue from the sale of circuit board assemblies, systems and excess inventory is recognized when the goods are shipped, title and risk of ownership have passed, the price to the buyer is fixed and determinable and recoverability is reasonably assured. The Company assumes no significant obligations after shipment as the Company typically warrants workmanship only. Therefore our warranty provisions are insignificant. To a lesser extent, the Company also derives revenue from non-manufacturing services, such as product design, circuit board layout, and test development. Service related revenues are recognized when the service is rendered. Costs related to these services are expensed as incurred.

(k) Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

(l) Accounting for Stock-Based Compensation

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

The decision to accelerate vesting of these options was made to avoid recognizing compensation cost in the statement of income in future financial statements upon the effectiveness of SFAS No. 123R. It is estimated that the maximum future compensation expense that will be avoided, based on the Company’s implementation date for SFAS No. 123R of January 1, 2006, is approximately $6.8 million, of which approximately $2.5 million is related to options held by executive officers and the Chairman of the Board of the Company. The vesting acceleration did not result in the recognition of compensation expense in net income for the year ended December 31, 2005. The pro-forma results presented in the table below include approximately $8.3 million ($5.0 million, net of tax) of compensation expense for the year ended December 31, 2005 resulting from the vesting acceleration.

As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

	Year ended December 31,
	2005	2004	2003
Net income, as reported	$80,589	$70,991	$55,436
Add stock-based compensation expense included in reported net income, net of related tax effects	—	98	—
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7,462)	(2,794)	(1,980)
Net income, as adjusted	$73,127	$68,295	$53,456
Earnings per share:
Basic, as reported	$1.93	$1.73	$1.45
Basic, as adjusted	$1.75	$1.66	$1.40
Diluted, as reported	$1.88	$1.67	$1.39
Diluted, as adjusted	$1.71	$1.62	$1.34

These adjusted results may not be indicative of the future results for the full fiscal year due to potential grants, vesting and other factors. The fair value of each option grant and Employee Stock Purchase Plan purchase right is estimated on the date of grant using the Black-Scholes option-pricing model. The assumptions used to value the option grants and purchase rights during the year ended December 31, 2005, 2004 and 2003 were as follows:

	Year ended December 31,
	2005	2004	2003
Stock Options
Expected life of options	4 - 5 years	4 - 5 years	4 years
Weighted-average volatility	57.9%	60.1%	57.9%
Risk-free interest rate	3.77% to 4.06%	3.64% to 3.90%	2.55% to 3.20%
Dividend yield	zero	zero	zero
Employee Stock Purchase Plan
Expected life of purchase right	6 months	6 months	6 months
Volatility	37.5%	37.4%	47.0%
Risk-free interest rate	2.87%	1.00%	1.10%
Dividend yield	zero	zero	zero

(m) Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in accordance with generally accepted accounting principles. Actual results could differ from those estimates.

(n) Fair Values of Financial Instruments

The Company’s financial instruments consist of cash equivalents, short-term investments, accounts receivable, accrued liabilities and accounts payable. The Company believes that the carrying value of these instruments approximate their fair value. See Note 11 and Accounting for Derivative Instruments and Certain Hedging Activities below.

(o) Foreign Currency

For foreign subsidiaries using the local currency as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expenses are translated at average exchange rates. The effects of these translation adjustments are reported in other comprehensive income. Exchange losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in other expense and totaled approximately $1.4 million, $2.2 million and $3.5 million in 2005, 2004 and 2003, respectively.

(p) Accounting for Derivative Instruments and Certain Hedging Activities

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

The Company entered into interest rate swap agreements to reduce its exposure to market risks from changing interest rates. The Company had designated its swap agreement outstanding during 2003 as a cash flow hedge. The Company recognized $0.9 million in losses, included in interest expense, on the interest rate swap attributable to interest costs occurring during 2003. No gain or loss on ineffectiveness was required to be recognized during 2003. The interest rate swap expired on December 31, 2003. There were no interest rate swap agreements outstanding during 2005 and 2004.

The Company has utilized and may in the future utilize derivative financial instruments with respect to a portion of its interest rate risks to achieve a more predictable cash flow by reducing its exposure to interest rate fluctuations.

(q) Recently Enacted Accounting Principles

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46). In December 2003, the FASB issued a revision to FIN 46 to make certain technical corrections and address certain implementation issues that had arisen. FIN 46, as revised, clarifies existing accounting literature regarding the consolidation of entities in which a company holds a “controlling financial interest”. A majority voting interest in an entity has generally been considered indicative of a controlling financial interest. FIN 46 specifies other factors (variable interests) which must be considered when determining whether a company holds a controlling financial interest in, and therefore must consolidate, an entity (variable interest entities). The provisions of FIN 46, as revised, were adopted as of January 31, 2004. The adoption of this Interpretation had no impact on the Company’s overall financial position and results of operations as the Company has no interest in variable interest entities.

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

In December 2004, the FASB issued SFAS No. 123R. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company will adopt SFAS No. 123R on January 1, 2006. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. The Company is currently considering the modified prospective method of transition and expects that adoption of SFAS No. 123R will have a material impact on the Company’s consolidated financial position and consolidated results of operations. Based on preliminary estimates, the future compensation cost to be recognized as a result of the adoption of SFAS No. 123R for the year ended December 31, 2006 will be $1.8 million. In addition, for any new awards that may be granted during 2006, the Company will incur additional expense that cannot yet be quantified. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as required under current accounting literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the adoption. See Accounting for Stock-Based Compensation above.

In March 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107, which expresses views of the SEC staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations, and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. The Company will consider the guidance of this SAB as it adopts SFAS No. 123R.

In December 2004, the FASB issued FASB Staff Position (FSP) No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (the Jobs Act) which provides a practical exception to the SFAS No. 109 requirement to reflect the effect of a new tax law in the period of enactment by allowing additional time beyond the financial reporting period to evaluate the effects on plans for reinvestment or repatriation of unremitted foreign earnings. The Jobs Act was enacted on October 22, 2004. The Company does not expect that these provisions will have a material impact on its consolidated financial position, consolidated results of operations, or liquidity.

In December 2004, the FASB issued FSP No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” which indicated that this deduction should be accounted for as a special deduction in accordance with the provisions of SFAS No. 109. Beginning in 2005, the Company recognizes the allowable deductions as qualifying activity occurs.

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

In June 2005, the FASB issued FSP No. FAS 143-1, “Accounting for Electronic Equipment Waste Obligations,” (FSP 143-1) that provides guidance on the accounting for obligations associated with the Directive on Waste Electrical and Electronic Equipment (the WEEE Directive), which was adopted by the European Union (EU). FSP 143-1 provides guidance on accounting for the effects of the WEEE Directive with respect to historical waste and waste associated with products on the market on or before August 13, 2005. FSP 143-1 was required to be applied to the later of the first reporting period ending after June 8, 2005 or the date of the adoption of the WEEE Directive into law by the applicable EU member country. The WEEE Directive has been adopted into law by the EU member country in which the Company has operations. The Company adopted the provisions of FSP 143-1 as it relates to these countries with no material effect on the Company’s consolidated financial position, results of operations or cash flows.

In September 2005, the Emerging Issues Task Force (EITF) issued EITF 05-06, “Determining the Amortization Period for Leasehold Improvements after Lease Inception or Acquired in a Business Combination”. EITF 05-06 requires that leasehold improvements acquired in a business combination be capitalized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition. EITF 05-06 also requires leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured (as defined in paragraph 5 of SFAS No. 13) at the date the leasehold improvements are purchased. EITF 05-06 is effective for leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. The adoption of EITF 05-06 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In October 2005, the FASB issued FSP No. FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FAS 123(R)” (FSP 123(R)-2). FSP 123(R)-2 provides guidance on the application of grant date as defined in SFAS No. 123(R). In accordance with this standard a grant date of an award exists if a) the award is a unilateral grant and b) the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. The Company will adopt this standard when it adopts SFAS No. 123(R), and does not anticipate that the implementation of this statement will have a significant impact on the Company’s results of operations.

In November 2005, the FASB issued FSP No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123(R)-3”). FSP 123(R)-3 provides an elective alternative method that establishes a computational component to arrive at the beginning balance of the accumulated paid-in capital pool related to employee compensation and a simplified method to determine the subsequent impact on the accumulated paid-in capital pool of employee awards that are fully vested and outstanding upon the adoption of SFAS No. 123(R). The Company is currently evaluating this transition method.

(r) Reclassifications

Certain reclassifications of prior period amounts have been made to conform to the current year presentation. Such reclassifications had no effect on net income, total assets or total shareholders’ equity as previously reported.

Note 2—Inventories

Inventory costs are summarized as follows:

	December 31,
	2005	2004
Raw materials	$252,878	$180,629
Work in process	89,380	57,044
Finished goods	31,820	32,520
Obsolescence reserve	(12,524)	(13,317)
	$361,554	$256,876

Note 3—Property, Plant and Equipment

Property, plant and equipment consists of the following:

	December 31,
	2005	2004
Land	$5,368	$5,256
Buildings and building improvements	28,850	22,224
Machinery and equipment	234,060	200,547
Furniture and fixtures	4,020	8,075
Vehicles	468	424
Leasehold improvements	14,937	13,643
	287,703	250,169
Less accumulated depreciation	(193,563)	(178,600)
	$94,140	$71,569

Note 4—Goodwill

Goodwill associated with each of the Company’s business segments and changes in those amounts during the year were as follows:

	Americas	Asia	Europe	Total
Goodwill, December 31, 2002	$107,854	$9,843	$2,126	$119,823
Deferred tax valuation allowance purchase accounting adjustment	(1,025)	—	—	(1,025)
Final purchase accounting adjustment	—	(3,168)	(2,209)	(5,377)
Currency translation adjustment	(26)	—	83	57
Goodwill, December 31, 2003	106,803	6,675	—	113,478
Deferred tax purchase accounting adjustment	—	(607)	—	(607)
Currency translation adjustment	(18)	—	—	(18)
Goodwill, December 31, 2004	106,785	6,068	—	112,853
Currency translation adjustment	125	—	—	125
Goodwill, December 31, 2005	$106,910	$6,068	$—	$112,978

During the year ended December 31, 2003, the Company sold inventory to a customer for an amount in excess of its estimated fair value recorded at the acquisition date. Therefore, the Company reduced goodwill for the consideration received over the estimated fair value.

Note 5—Comprehensive Income

Comprehensive income includes net income and the change in the cumulative translation adjustment. Comprehensive income for the years ended December 31, 2005, 2004 and 2003 was as follows:

	Year ended December 31,
	2005	2004	2003
Net income	$80,589	$70,991	$55,436
Cumulative translation adjustment	3,473	2,150	5,020
Hedge accounting for derivative financial instruments, net of tax of $364	—	—	539
Comprehensive income	$84,062	$73,141	$60,995

Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability of cash flows associated with variable-rate, long-term debt obligations are recognized in accumulated other comprehensive income (loss). These amounts subsequently are reclassified into interest expense as a yield adjustment of the hedged interest payments in the same period in which the related interest affects earnings. For the year ended December 31, 2003, the Company reclassified $0.6 million into interest expense. There were no interest rate swap agreements outstanding during 2005 and 2004.

Accumulated foreign currency translation losses were $8.2 million and $11.6 million at December 31, 2005, and 2004, respectively. During 2005, 2004 and 2003, the foreign currency translation gain resulted primarily from unrealized gains related to the Company’s subsidiaries in Brazil and Scotland. All of the Company’s foreign currency translation adjustment amounts relate to investments that are permanent in nature. To the extent that such amounts relate to investments that are permanent in nature, no adjustment for income taxes is made.

Note 6—Borrowing Facilities

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

Interest on outstanding borrowings under the Credit Agreement is payable quarterly, at the Company’s option, at either the bank’s Eurodollar rate plus 1.00% to 1.75% or its prime rate plus 0.00% to 0.25%, based upon the Company’s debt ratio as specified in the Credit Agreement. A commitment fee of 0.20% to 0.35% per annum on the unused portion of the revolving facility is payable quarterly in arrears. As of December 31, 2005, the Company had no borrowings outstanding under the Credit Agreement and $100 million was available for future borrowings.

The Credit Agreement is secured by the Company’s domestic inventory and accounts receivable, 100% of the stock of the Company’s domestic subsidiaries, 65% of the voting capital stock of each direct foreign subsidiary and substantially all of the other tangible and intangible assets of the Company and its domestic subsidiaries. The Credit Agreement contains customary financial covenants as to working capital, interest coverage, debt leverage, fixed charges, and consolidated net worth, and restricts the ability of the Company to incur additional debt, pay dividends, sell assets, and to merge or consolidate with other persons, without the consent of the banks. As of December 31, 2005, the Company was in compliance with all such covenants and restrictions.

The Company’s Thailand subsidiary has a Credit Agreement with Kasikornbank Public Company Limited (formerly Thai Farmers Bank Public Company Limited) and Bank of Ayudhya Public Company Limited (the Thai Credit Agreement). The Thai Credit Agreement provides that the lenders will make available to the Company’s Thailand subsidiary up to approximately $28.5 million in revolving loans and machinery loans for a term of five years through September 2006. The Thai Credit Agreement is secured by land, buildings and machinery in Thailand. In addition, the Thai Credit Agreement provides for approximately $1.8 million (72.0 million Thai baht) in working capital availability in the form of working capital loans (20.0 million Thai baht) and bank guarantees (52.0 million Thai baht). As of December 31, 2005, the Company’s Thailand subsidiary had no working capital borrowings outstanding.

During the third quarter of 2003, the Company called its outstanding 6% Convertible Subordinated Notes due August 15, 2006 (the Notes) for redemption. All of the Notes were converted, at the holders’ option, into approximately 3.0 million common shares on September 5, 2003, net of related interest and deferred financing costs.

The Company had an interest rate swap transaction agreement under which it paid a fixed rate of interest of 6.63% plus 1.25% to 3.00% based upon its debt ratio as specified in the debt agreement, hedging against the variable interest rates charged by the term loan. The receive rate under the swap was based on LIBOR. The interest rate swap expired on December 31, 2003.

Note 7—Commitments

The Company leases certain manufacturing equipment, office equipment, vehicles and office, warehouse and manufacturing facilities under operating leases. Some of the leases provide for escalation of the lease payments as maintenance costs and taxes increase. The leases expire at various times through 2020. Leases for office space and manufacturing facilities generally contain renewal options. Rental expense for each of the years in the three-year period ended December 31, 2005 was $10.9 million, $10.7 million and $9.8 million, respectively.

The Company leased manufacturing and office facilities in Minnesota from a partnership whose partners include shareholders and a former director of the Company (the Leased Property). These operating leases had initial terms of ten years, expiring through August 2006 with annual renewals thereafter. In March 2005, the Company purchased the Leased Property in Minnesota for $5.9 million. The purchase price was negotiated at arms length and the Company believes that the purchase price did not exceed fair market value. Total rent expense associated with these leases was $0.2 million, $0.8 million and $0.8 million, respectively, for each of the years ended December 31, 2005, 2004 and 2003.

Future minimum lease payments under noncancelable operating leases are as follows:

Year ending December 31,
2006	$7,962
2007	5,544
2008	4,329
2009	3,538
2010	2,666
Thereafter	11,169
Total	$35,208

The Company enters into contractual commitments to deliver products and services in the ordinary course of business. The Company believes that all such contractual commitments will be met or renegotiated such that no material adverse financial impact on the Company’s financial position, results of operations or liquidity will result from these commitments.

Note 8—Common Shares and Stock Option Plans

On October 22, 2003, the Board of Directors declared a three-for-two stock split effected in the form of a stock dividend payable on November 13, 2003, to shareholders of record as of November 6, 2003. Shareholders’ equity has been restated to give retroactive recognition to the stock split in prior periods by reclassifying from additional paid-in capital to common shares the par value of the additional shares arising from the split. All share and per share data appearing in these financial statements and notes thereto have been retroactively adjusted for the stock split.

In 1990, the Board of Directors of the Company adopted and its shareholders approved a Stock Option Plan (the 1990 Plan) for the benefit of its employees, including executive officers. The 1990 Plan, as amended, authorized the Company, upon recommendation of the compensation committee of the Board of Directors, to grant options to purchase a total of 4.8 million common shares of the Company to key employees of the Company. As of December 31, 2005, the Company has outstanding options with respect to 1.2 million common shares under the 1990 Plan. The 1990 Plan expired in May 2000, and no additional grants may be made under that plan.

The 1990 Plan provided for the discretionary granting by the Company of “incentive stock options” within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended, as well as non qualified stock options. The exercise price of any incentive stock option must not be less than the fair market value of the common shares on the date of grant. The stock options will terminate no later than 10 years after the date of grant. Although options may vest in increments over time, they historically have become 20% vested two years after the options are granted and 100% vested after 5 years.

On February 16, 2000, the Board of Directors of the Company adopted and subsequently its shareholders approved the Benchmark Electronics, Inc. 2000 Stock Awards Plan (the 2000 Plan). The 2000 Plan authorizes the Company, upon recommendation of the compensation committee of the Board of Directors, to grant a variety of types of awards, including stock options, restricted stock awards, stock appreciation rights, performance awards, and phantom stock awards, or any combination thereof, to key employees of the Company. The maximum number of common shares that may be subject to outstanding awards determined immediately after the grant of any award, and the maximum number of shares which may be issued under the 2000 Plan, as amended, pursuant to all awards, may not exceed 7.5 million shares (subject to antidilutive adjustment).

The 2000 Plan provides for the discretionary granting by the Company of “incentive stock options” within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended, as well as non qualified stock options. Incentive stock options may only be granted to employees of the Company or its subsidiaries. The exercise price of any incentive stock option must not be less than the fair market value of the common shares on the date of grant. The exercise price of any incentive stock option granted to 10% shareholders (employees who possess more than 10% of the total combined voting power of all classes of shares of the Company) must be at least 110% of the fair market value of the common shares at the time such option is granted. The stock options will terminate 5 years after the grant date for 10% shareholders and 10 years after the date of grant for all other optionees. Options granted under the 2000 Plan vest over 4 years. As of December 31, 2005, the Company has outstanding options with respect to 2.3 million common shares and 4.7 million additional options may be granted under the 2000 Plan.

In December of 1994, the Board of Directors of the Company adopted the Benchmark Electronics, Inc. 1994 Stock Option Plan for Non-Employee Directors (the 1994 Plan) for the benefit of members of the Board of Directors of the Company or its affiliates who were not employees of the Company or its affiliates (as defined in the 1994 Plan). The aggregate number of common shares for which options may be granted under the 1994 Plan was 0.3 million. Under the terms of the 1994 Plan, as amended, each member of the Board of Directors of the Company or its affiliates who was not an employee of the Company or any of its affiliates on the date of the grant (a Non-Employee Director) received a grant of an option to purchase 9 thousand common shares of the Company upon the date of his election or re-election to the Board of Directors. The 1994 Plan was replaced in 2002, and no additional grants may be made under that plan. As of December 31, 2005, the Company has outstanding options with respect to 0.1 million common shares under the 1994 Plan.

In May 2002, the shareholders of the Company adopted the Benchmark Electronics, Inc. 2002 Stock Option Plan for Non-Employee Directors (the 2002 Plan) for the benefit of members of the Board of Directors of the Company or its affiliates who are not employees of the Company or its affiliates. The 2002 Plan replaced the 1994 Plan. The 2002 Plan provides for the granting of a stock option to purchase up to 10.5 thousand common shares upon the occurrence of the non-employee director’s election or re-election to the Board. The maximum number of common shares for which options may be granted under the 2002 Plan is 450 thousand. No awards may be granted under the 2002 Plan after the expiration of ten years from February 26, 2002, the date of its adoption by the Board of Directors. The 2002 Plan remains in effect as to awards made prior to the expiration of ten years until such awards have been satisfied or have expired. All awards under the 2002 Plan are fully vested upon the date of grant. The exercise price per common share of options granted under the 2002 Plan will be the fair market value of a common share on the date such option is granted. In May 2005, 2004 and 2003, pursuant to the 2002 Plan, 50.5 thousand, 31 thousand and 42 thousand options, respectively, were granted to Non-Employee Directors to purchase common shares at an exercise price of $28.30, $25.70 and $19.03 per share, respectively. As of December 31, 2005, the Company has outstanding options with respect to 0.2 million common shares and 0.3 million additional options may be granted under the 2002 Plan.

In April 1999, the Board of Directors of the Company adopted and subsequently its shareholders approved the Benchmark Electronics, Inc. Employee Stock Purchase Plan (the Purchase Plan). Under the Purchase Plan, employees meeting specific employment qualifications are eligible to participate and can purchase shares semi-annually through payroll deductions at the lower of 85% of the fair market value of the common shares at the commencement or end of the offering period. The Purchase Plan permits eligible employees to purchase common shares through payroll deductions for up to the lesser of 17% of qualified compensation or $25 thousand. On November 30, 2005, the Board of Directors of the Company approved the termination of the Purchase Plan as of December 31, 2005. Subsequent to this date, shares will no longer be offered under the Company’s Employee Stock Purchase Plan.

The following table summarizes the activities relating to the Company’s stock option plans:

	Number of Options	Weighted Average Exercise Price
Balance at December 31, 2002	4,990	$13.93
Granted	999	$30.75
Exercised	(1,299)	$12.84
Canceled	(179)	$15.82
Balance at December 31, 2003	4,511	$17.89
Granted	604	$34.51
Exercised	(619)	$12.72
Canceled	(207)	$22.60
Balance at December 31, 2004	4,289	$20.75
Granted	57	$28.83
Exercised	(486)	$12.49
Canceled	(135)	$26.68
Balance at December 31, 2005	3,725	$21.74

The following table summarizes information concerning currently outstanding and exercisable options:

Range of Exercise Prices	Number Outstanding	Average Outstanding Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$9.29 - $10	67	0.77	$9.51	67	$9.51
$ 10 - $15	1,256	4.18	$12.78	1,060	$12.80
$ 15 - $20	806	4.13	$17.69	669	$17.94
$ 20 - $25	480	5.93	$22.96	251	$22.34
$ 25 - $30	82	8.98	$27.31	82	$27.31
$ 30 - $35	42	9.10	$33.75	35	$33.97
$ 35 - $40	992	8.44	$35.62	992	$35.62
	3,725			3,156

At December 31, 2005, the range of exercise prices and weighted average remaining contractual life of outstanding options was $9.2933 - $36.20 and 5.63 years, respectively.

At December 31, 2005, 2004 and 2003, the number of options exercisable was 3.2 million, 2.1 million and 2.1 million, respectively, and the weighted average exercise price of those options was $22.36, $15.07 and $14.40, respectively.

The Company applies APB Opinion No. 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. See Pro forma information regarding net income and earnings per share as if we had accounted for our employee stock options under the fair value method of SFAS No. 123 in Note 1 (l)—Accounting for Stock-Based Compensation. The weighted average fair value of the options granted during 2005, 2004, and 2003 is estimated as $14.05, $9.80 and $8.38, respectively. The weighted-average fair value of the purchase rights granted during 2005, 2004 and 2003 was $7.54, $7.28 and $5.26, respectively. The fair value of each option grant and the Purchase Plan purchase right is estimated on the date of grant using the Black-Scholes option-pricing model.

Note 9—Income Taxes

Income tax expense based on income before income taxes consists of:

	Year ended December 31,
	2005	2004	2003
Current:
U.S. Federal	$13,080	$9,693	$20,038
State and local	202	7,760	3,508
Foreign	2,105	180	252
	15,387	17,633	23,798
Deferred:
U.S. Federal	2,848	5,027	(2,077)
State and local	643	1,235	555
Foreign	3,890	(5,389)	(2,041)
	7,381	873	(3,563)
Charges in lieu of taxes:
Attributable to employee stock plans	2,457	4,049	6,314
Attributable to acquired deductions	—	607	—
Attributable to acquired net operating loss carryforwards	—	—	1,025
	2,457	4,656	7,339
	$25,225	$23,162	$27,574

Included in deferred taxes for 2003 is $0.4 million related to the change of the fair value of the derivative financial instrument included in other comprehensive income.

Income tax expense differed from the amounts computed by applying the U.S. federal statutory income tax rate to income before income taxes as a result of the following:

	Year ended December 31,
	2005	2004	2003
Tax at statutory rate	$37,035	$32,954	$29,054
State taxes, net of federal benefit	549	5,847	2,641
Tax exempt interest	(2,005)	(1,118)	(894)
U.S. tax benefit on export sales	(831)	(831)	(1,029)
Effect of foreign operations	(5,976)	(3,979)	(4,912)
Valuation allowance	(2,404)	308	(1,937)
Write-off of investment in inactive foreign owned subsidiary	—	(11,253)	—
Losses in foreign jurisdictions for which no benefit has been provided	130	412	4,120
Other	(1,273)	822	531
Total income tax expense	$25,225	$23,162	$27,574

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2005	2004
Deferred tax assets:
Carrying value of inventories	$4,671	$3,884
Accrued liabilities and allowances deductible for tax purposes on a cash basis	5,043	7,290
Plant and equipment	—	952
Net operating loss carryforwards	2,645	16,157
	12,359	28,283
Less: valuation allowance	(2,352)	(11,660)
Net deferred tax assets	10,007	16,623
Deferred tax liabilities:
Plant and equipment, due to differences in depreciation	(7,585)	(9,219)
Goodwill	(4,462)	(1,825)
Other	(1,319)	(1,557)
Gross deferred tax liability	(13,366)	(12,601)
Net deferred tax asset (liability)	$(3,359)	$4,022

As of December 31, 2005 and 2004, $8.3 million and $10.4 million, respectively, of the total net deferred tax asset (liability) are included in current assets and $11.7 million and $6.4 million, respectively, are included in non-current liabilities on the consolidated balance sheet. The net change in the total valuation allowance for the years ended December 31, 2005, 2004 and 2003 was an increase (decrease) of $(9.3) million, $0.3 million and $1.2 million, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2005. At December 31, 2005, the Company had operating loss carryforwards of approximately $1.2 million in Brazil, $2.7 million in Singapore, and $3.6 million in England with indefinite carryforward periods, and operating loss carryforwards of approximately $2.2 million in Mexico with a ten year carryforward period. The utilization of these net operating loss carryforwards is limited to the future operations of the Company in the tax jurisdictions in which such carryforwards arose. The Company had operating loss carryforwards of approximately $23.3 million in Scotland and $4.2 million in Ireland which expired unused upon the liquidation of certain subsidiaries during 2005. The Company included a full valuation allowance as of December 31, 2004 for the Scotland and Ireland operating loss carryforwards.

Worldwide income before income taxes consisted of the following:

	Year ended December 31,
	2005	2004	2003
United States	$64,943	$68,397	$78,449
Foreign	40,871	25,756	4,561
	$105,814	$94,153	$83,010

Cumulative undistributed earnings of certain foreign subsidiaries amounted to $120.7 million as of December 31, 2005. The Company considers earnings from these foreign subsidiaries to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been made for these earnings. Upon distribution of foreign subsidiary earnings in the form of dividends or otherwise, such distributed earnings would be reportable for U.S. income tax purposes (subject to adjustment for foreign tax credits). Determination of the amount of any unrecognized deferred tax liability on these undistributed earnings is not practical.

The American Jobs Creation Act of 2004 (the Jobs Act) introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain conditions are met. If certain conditions are met, an 85% income tax deduction would apply to eligible repatriations of certain foreign earnings. The Company did not repatriate any unremitted foreign earnings under the special one-time repatriation provisions of the Jobs Act.

The Company has been granted certain tax incentives, including tax holidays, for its subsidiaries in China, Ireland, and Thailand. These tax incentives, including tax holidays, expire through 2010, and are subject to certain conditions with which the Company expects to comply. The net impact of these tax incentives was to lower income tax expense for the years ended December 31, 2005, 2004, and 2003 by approximately $5.9 million (approximately $0.14 per diluted share), $1.5 million (approximately $0.03 per diluted share) and $2.8 million (approximately $0.07 per diluted share), respectively.

Note 10—Major Customers

The Company’s customers operate in industries that are, to a varying extent, subject to rapid technological change, vigorous competition and short product life cycles. Developments adverse to the electronics industry, the Company’s customers or their products could impact the Company’s overall credit risk.

The Company extends credit based on evaluation of its customers’ financial condition and generally does not require collateral or other security from its customers and would incur a loss equal to the carrying value of the accounts receivable if its customer failed to perform according to the terms of the credit arrangement.

Sales to major customers were as follows for the indicated periods:

	Year ended December 31,
	2005	2004	2003
Customer A	$670,062	$616,232	$809,846
Customer B	327,736	325,229	237,594

Note 11—Financial Instruments and Concentration of Credit Risk

The carrying amounts of cash equivalents, short-term investments, accounts receivable, accrued liabilities and accounts payable approximate fair value. As of December 31, 2005, the Company had no significant off-balance sheet concentrations of credit risk such as foreign currency exchange contracts or other hedging arrangements. Financial instruments that subject the Company to credit risk consist of cash and cash equivalents, short-term investments and trade accounts receivable. Management maintains the majority of the Company’s cash and cash equivalents with financial institutions. Due to the high credit quality of the Company’s short-term investments, the Company has not experienced any losses on these investments to date. One of the most significant credit risks is the ultimate realization of accounts receivable. This risk is mitigated by (i) sales to well established companies, (ii) ongoing credit evaluation of customers, and (iii) frequent contact with customers, especially the most significant customers, thus enabling management to monitor current changes in business operations and to respond accordingly.

Management considers these concentrations of credit risks in establishing our allowance for doubtful accounts and believes these allowances are adequate. Our largest customer represented approximately 36% and 33% of our gross accounts receivable as of December 31, 2005 and 2004, respectively.

Note 12—Concentrations of Business Risk

Substantially all of the Company’s sales are derived from electronics manufacturing services in which the Company purchases components specified by its customers. The Company uses numerous suppliers of electronic components and other materials for its operations. Some components used by the Company have been subject to industry-wide shortages, and suppliers have been forced to allocate available quantities among their customers. The Company’s inability to obtain any needed components during periods of allocation could cause delays in manufacturing and could adversely affect results of operations.

Note 13—Segment and Geographic Information

The Company has 18 manufacturing facilities in the Americas, Asia and Europe to serve its customers. The Company is operated and managed geographically. The Company’s management evaluates performance and allocates the Company’s resources on a geographic basis. Intersegment sales are generally recorded at prices that approximate arm’s length transactions. Operating segments’ measure of profitability is based on income from operations. The accounting policies for the reportable operating segments are the same as for the Company taken as a whole.

The Company has three reportable operating segments: the Americas, Europe, and Asia. Information about operating segments was as follows:

	Year ended December 31,
	2005	2004	2003
Net sales:
Americas	$1,981,914	$1,824,931	$1,763,986
Asia	592,781	400,514	246,501
Europe	211,474	210,515	318,468
Elimination of intersegment sales	(528,944)	(434,620)	(489,134)
	$2,257,225	$2,001,340	$1,839,821
Depreciation and amortization:
Americas	$13,910	$15,647	$17,205
Asia	8,076	6,358	5,585
Europe	1,321	1,736	2,666
Corporate	2,861	3,125	3,632
	$26,168	$26,866	$29,088
Income from operations:
Americas	$77,411	$82,424	$104,410
Asia	47,687	20,668	9,136
Europe	(1,486)	7,232	(4,270)
Corporate and intersegment eliminations	(24,332)	(17,665)	(18,686)
	$99,280	$92,659	$90,590
Capital expenditures:
Americas	$30,206	$9,698	$11,060
Asia	15,990	6,681	6,859
Europe	208	175	831
	$46,404	$16,554	$18,750
Total assets:
Americas	$1,000,018	$860,785	$822,963
Asia	230,938	173,003	136,898
Europe	61,425	49,116	66,557
Corporate	6,027	9,097	11,620
	$1,298,408	$1,092,001	$1,038,038

The following enterprise-wide information is provided in accordance with SFAS No. 131. Geographic net sales information reflects the destination of the product shipped. Long-lived assets information is based on the physical location of the asset.

	Year ended December 31,
	2005	2004	2003
Net sales derived from:
Printed circuit boards	$1,749,206	$1,499,852	$1,422,997
Systems integration and box build	508,019	501,488	416,824
	2,257,225	$2,001,340	$1,839,821
Geographic net sales:
United States	$1,776,605	$1,568,835	$1,415,959
Asia	67,483	71,715	50,126
Europe	395,585	336,594	356,031
Other	17,552	24,196	17,705
	$2,257,225	$2,001,340	$1,839,821
Long-lived assets:
United States	$53,868	$41,620	$50,312
Asia	37,468	29,480	29,297
Europe	1,172	2,466	8,365
Other	8,416	4,013	4,894
	$100,924	$77,579	$92,868

Note 14—Employee Benefit Plans

The Company has defined contribution plans qualified under Section 401(k) of the Internal Revenue Code for the benefit of its U.S. employees. The plans cover all U.S. employees with at least one year of service. Under the provisions of the plans, the Company will match a portion of each participant’s contribution. The Company may also make discretionary contributions to the plans. During 2005, 2004 and 2003, the Company made contributions to the plans of approximately $2.6 million, $2.6 million and $1.9 million, respectively. The Company also has defined contribution benefit plans for certain of its international employees primarily dictated by the custom of the regions in which it operates. During 2005, 2004 and 2003, the Company made contributions to the international plans of approximately $0.4 million, $0.5 million and $0.8 million.

Note 15—Contingencies

The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

One of the legal actions involves a payable dispute with Compaq Computer Corporation, a former customer of a predecessor company (AVEX) acquired by the Company in 1999. The lawsuit in the 189th Judicial District Court of Harris County, Texas alleges that the former customer overpaid AVEX approximately $12 million for products it purchased from AVEX in 1998, 1999 and 2000. The Company denies responsibility for these claims and has filed a counterclaim against the former customer for non payment of approximately $2 million of outstanding receivables. The Company intends to vigorously pursue its claim against the former customer and defend against the former customer’s allegations. At the present time, the Company is unable to reasonably estimate the probable loss, if any, associated with these matters.

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

Note 16—Restructuring Charges and Asset Impairments

The Company has undertaken initiatives to restructure its business operations with the intention of improving utilization and realizing cost savings in the future. These initiatives have included changing the number and location of production facilities, largely to align capacity and infrastructure with current and anticipated customer demand. This alignment includes transferring programs from higher cost geographies to lower cost geographies. The process of restructuring entails, among other activities, moving production between facilities, reducing staff levels, realigning our business processes and reorganizing our management.

The Company recognized restructuring charges and asset impairments during 2003 related to reductions in workforce, re-sizing and closure of facilities and the transition of certain facilities into new product introduction centers. These charges were recorded pursuant to plans developed and approved by management. These charges were largely intended to align capacity and infrastructure to current and anticipated customer demand.

In the fourth quarter of 2003, the Company closed its East Kilbride, Scotland facility. The Scotland facility had been affected by customer cancellations and delays of orders because of the downturn in end-market demand for such customers’ products, as well as the customers’ demands for lower product manufacturing costs. In connection with the closing of the Scotland facility, the Company recorded in 2003 $2.8 million in restructuring charges, including $2.4 million in severance costs and $0.4 million in contract termination costs. The East Kilbride, Scotland facility was sold on August 31, 2004. The Cork, Ireland facility was closed during the second quarter of 2003 and was sold on April 8, 2004.

During 2004 and 2003, the Company recorded asset impairments of approximately $1.4 million ($1.1 million after tax) and $0.3 million ($0.2 million after tax) for the write-down of assets held for sale to fair value, respectively. In addition, the Company recorded a $1.3 million ($1.0 million after tax) gain on the sale of the Cork, Ireland facility in 2004.

Note 17—Contract Settlement

During the first quarter of 2003, the Company settled and released various claims arising out of customer manufacturing agreements. In connection with the settlement of these claims, the Company recorded a non-cash gain totaling $8.1 million.

Note 18—Quarterly Financial Data (Unaudited)

The following table sets forth certain unaudited quarterly information with respect to the Company’s results of operations for the years 2005, 2004 and 2003. Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total earnings per share amounts for the fiscal year.

	2005 Quarter
	1st	2nd	3rd	4th
Sales	$509,582	$560,817	$561,452	$625,374
Gross profit	37,485	38,746	40,304	45,067
Net income	16,929	18,698	20,307	24,655
Earnings per common share:
Basic	0.41	0.45	0.49	0.59
Diluted	0.40	0.44	0.47	0.57

	2004 Quarter
	1st	2nd	3rd	4th
Sales	$480,966	$491,392	$504,750	$524,232
Gross profit	37,157	38,349	38,518	39,743
Net income	15,195	17,556	18,033	20,207
Earnings per common share:
Basic	0.37	0.43	0.44	0.49
Diluted	0.36	0.42	0.43	0.47

	2003 Quarter
	1st	2nd	3rd	4th
Sales	$448,470	$448,948	$455,352	$487,051
Gross profit	35,605	36,924	36,970	40,774
Net income	17,331	11,752	12,944	13,409
Earnings per common share:
Basic	0.47	0.32	0.34	0.33
Diluted	0.44	0.31	0.32	0.32

Note 19—Supplemental Cash Flow Information

The following is additional information concerning supplemental disclosures of cash payments

	Year ended December 31,
	2005	2004	2003
Income taxes paid, net	$13,463	$8,288	$11,644
Interest paid	$303	$764	$8,269

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Benchmark Electronics, Inc.:

We have audited the accompanying consolidated balance sheets of Benchmark Electronics, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Benchmark Electronics, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Benchmark Electronics, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2006, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Houston, Texas

March 10, 2006

Management’s Report

The management of Benchmark Electronics, Inc. has prepared and is responsible for the consolidated financial statements and related financial data contained in this report. The consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles and necessarily include certain amounts based upon management’s best estimates and judgments. The financial information contained elsewhere in this annual report is consistent with that in the consolidated financial statements.

The Company maintains internal accounting control systems that are adequate to prepare financial records and to provide reasonable assurance that the assets are safe-guarded from loss or unauthorized use. We believe these systems are effective, and the cost of the systems does not exceed the benefits obtained.

The Audit Committee, composed exclusively of independent, outside directors, has reviewed all financial data included in this report. The committee meets periodically with the Company’s management and independent registered public accountants on financial reporting matters. The independent registered public accountants have complete access to the Audit Committee and may meet with the committee, without management present, to discuss their audit results and opinions on the quality of financial reporting.

The role of independent registered public accountants is to render a professional, independent opinion on management’s financial statements to the extent required by generally accepted auditing standards in the United States of America. Benchmark’s responsibility is to conduct its affairs according to the highest standards of personal and corporate conduct.

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

There has been no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report which is included below.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders

Benchmark Electronics, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Benchmark Electronics, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Benchmark Electronics, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Benchmark Electronics, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Benchmark Electronics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Benchmark Electronics, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 10, 2006, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Houston, Texas

March 10, 2006

Item 9B.   Other Information

Not applicable.

PART III

Item 10.   Directors and Executive Officers of the Registrant

The information under the captions “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders (the 2006 Proxy Statement), to be filed not later than 120 days after the close of the Company’s fiscal year, is incorporated herein by reference in response to this item.

Item 11.   Executive Compensation

The information under the caption “Executive Compensation and Other Matters” in the 2006 Proxy Statement, to be filed not later than 120 days after the close of the Company’s fiscal year, is incorporated herein by reference in response to this item.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information under the caption “Common Stock Ownership of Certain Beneficial Owners and Management” in the 2006 Proxy Statement, to be filed not later than 120 days after the close of the Company’s fiscal year, is incorporated herein by reference in response to this item.

The following table sets forth certain information relating to our equity compensation plans as of December 31, 2005.

	Number of
	securities to be	Weighted	Number of
	issued upon	average exercise	securities
	exercise of	price of	remaining
	outstanding	outstanding	available
	options, warrants	options, warrants	for future
Plan Category	and rights	and rights	issuance
Equity compensation plans approved by security holders	3,623,084	$21.85	4,989,220
Equity compensation plans not approved by security holders (1)	101,775	$17.84	—
Total	3,724,859	$21.74	4,989,220

(1)                 In December of 1994, the Board of Directors adopted the Benchmark Electronics, Inc. 1994 Stock Option Plan for Non-Employee Directors (the 1994 Plan) for the benefit of members of the Board of Directors of Benchmark or its affiliates who are not employees of Benchmark or its affiliates (as defined in the 1994 Plan). The 1994 Plan was not required to be approved by our shareholders. All awards under the 1994 Plan were fully vested upon the date of grant. The exercise price per common share of options granted under the 1994 Plan was the fair market value of a Common Share on the date such option was granted. As of December 31, 2005, the Company has outstanding options with respect to 101,775 Common Shares under the 1994 Plan. The 1994 Plan was replaced in 2002, and no additional grants may be made under that plan.

Item 13.   Certain Relationships and Related Transactions

The information under the caption “Certain Transactions” in the 2006 Proxy Statement, to be filed not later than 120 days after the close of the Company’s fiscal year, is incorporated herein by reference in response to this item.

Item 14.   Principal Accounting Fees and Services

The information under the caption “Audit Committee Report to Shareholders” in the 2006 Proxy Statement, to be filed not later than 120 days after the close of the Company’s fiscal year, is incorporated herein by reference in response to this item.

PART IV

Item 15.   Exhibits, Financial Statement Schedules

(a)           (1)   Financial statements of the Company filed as part of this report:

See Item 8—Financial Statements and Supplementary Data.

                           (2)   Financial statement schedule filed as part of this report:

Schedule II—Valuation Accounts

	Balance at	Additions			Balance at
	Beginning of Period	Charges to Operations	Other	Deductions	End of Period
(in thousands)
Year ended December 31, 2005:
Allowance for doubtful accounts(1)	$6,985	(627)	70	1,110	5,318
Inventory obsolescence reserve(2)	$13,317	54	(77)	770	12,524
Year ended December 31, 2004:
Allowance for doubtful accounts(1)	$6,475	1,789	172	1,451	6,985
Inventory obsolescence reserve(2)	$18,267	(1,572)	12	3,390	13,317
Year ended December 31, 2003:
Allowance for doubtful accounts(1)	$5,764	6,589	(175)	5,703	6,475
Inventory obsolescence reserve(2)	$17,181	6,281	378	5,573	18,267

(1)                 Deductions in the allowance for doubtful accounts represent write-offs, net of recoveries, of amounts determined to be uncollectible.

(2)                 Deductions in the inventory obsolescence reserve represent disposals of inventory determined to be obsolete.

Report  of Independent Registered Public Accounting Firm on Schedule

The Board of Directors and Shareholders
Benchmark Electronics, Inc.:

Under date of March 10, 2006, we reported on the consolidated balance sheets of Benchmark Electronics, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, as included by reference in this annual report on form 10-K for the year 2005. In connection with the audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule included in Item 15(a)2. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Houston, Texas
March 10, 2006

                          (3)   Exhibits

Each exhibit marked with an asterisk is filed with this Annual Report on Form 10-K.

Exhibit Number		Description
2.1	—

Asset and Share Purchase Agreement by and between Benchmark Electronics, Inc., ACT Manufacturing, Inc., ACT Manufacturing Securities Corp., ACT Manufacturing U.S. Holdings, LLC. and CMC Industries, Inc. dated July 2, 2002 (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated July 2, 2002 and filed on July 5, 2002).

3.1	—

Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration Number 33-46316) (the “Registration Statement”)).

3.2	—	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K dated December 1, 2004 and filed on April 28, 2005).
3.3	—

Amendment to Amended and Restated Articles of Incorporation of the Company adopted by the shareholders of the Company on May 20, 1997 (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

3.4	—

Statement of Resolution Establishing Series A Cumulative Junior Participating Preferred Stock of Benchmark Electronics, Inc. (incorporated by reference to Exhibit B of the Rights Agreement dated December 11, 1998 between the Company and Harris Trust Savings Bank, as Rights Agent, included as Exhibit 1 to the Company’s Form 8A12B filed December 11, 1998).

3.5	—

Amendment to Amended and Restated Articles of Incorporation of the Company approved by the shareholders of the Company on August 13, 2002 (incorporated by reference to Exhibit 4.7 to the Company’s Form S-8 (Registration Number 333-103183)).

4.1	—	Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registration Statement).
4.2	—	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K dated December 1, 2004 and filed on April 28, 2005).
4.3	—

Amendment to the Restated Articles of Incorporation of the Company adopted by the shareholders of the Company on May 20, 1997 (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

4.4	—	Specimen form of certificate evidencing the Common Share (incorporated by reference to Exhibit 4.3 to the Registration Statement).
4.5	—

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

Amendment to Amended and Restated Articles of Incorporation of the Company approved by the shareholders of the Company on August 13, 2002 (incorporated by reference to Exhibit 4.7 to the Company’s Form S-8 (Registration Number 333-103183)).

10.1	—

Form of Indemnity Agreement between the Company and its directors and executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.2	—	Benchmark Electronics, Inc. Stock Option Plan dated May 11, 1990 (incorporated by reference to Exhibit 10.12 to the Registration Statement).
10.3	—

Benchmark Electronics, Inc. Incentive Stock Option Agreement used under the 1990 Stock Option Plan between the Company and the optionee (incorporated by reference to Exhibit 10.13 to the Registration Statement).

10.4	—

Form of Benchmark Electronics, Inc. Nonqualified Stock Option Agreement used under the 1990 Stock Option Plan between the Company and the optionee (incorporated by reference to Exhibit 10.14 to the Registration Statement).

10.5	—

Benchmark Electronics, Inc. 1994 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994).

10.6	—

First Amendment to the Benchmark Electronics, Inc. 1994 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 99.2 to the Company’s Form S-8 (Registration Number 333-103183)).

10.7	—	Benchmark Electronics, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (Registration Number 333-76207)).
10.8	—	Benchmark Electronics, Inc. 2000 Stock Awards Plan (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 (Registration Number 333-54186)).
10.9	—

Form of incentive stock option agreement for use under the 2000 Stock Awards Plan (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 (Registration Number 333-54186)).

10.10	—

First Amendment to the Benchmark Electronics, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.11	—

Lease Agreement dated June 1, 2000 between Industrial Properties of the South and the Company (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.12	—

Lease Agreement dated February 29, 2000 between Millikan Properties, LLC and the Company (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.13	—

Lease Agreement dated February 12, 2003 by and between the Company and BAE SYSTEMS Information and Electronic Systems Integration Inc. (incorporate by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.14	—

Sublease Agreement dated February 12, 2003 by and between the Company and BAE SYSTEMS Information and Electronic Systems Integration Inc. (incorporate by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.15	—

Lease Agreement dated March 13, 2000 by and between Laguna South Exchange LLC and Advanced Digital Information Corporation (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.16	—

Assignment of Lease dated October 31, 2003 by and between Advanced Digital Information Corporation, Diversified Assets LLC and the Company (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.17	—

Guarantee dated September 10, 1998 by the Company in favor of Kilmore Developments Limited (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.18	—

Lease Agreement dated March 9, 2001 by and between BEI Electronics Ireland Limited and Canada Life Assurance (Ireland) Limited (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.19	—

Second Amended and Restated Credit Agreement dated January 20, 2005 by and between the Company; the Banks party thereto; JPMorgan Chase Bank, N.A. as administrative agent, collateral agent and issuing lender; and Fleet National Bank, Wells Fargo Bank and Comerica Bank as co-documentation agents (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K dated January 20, 2005 and filed on January 25, 2005).

10.20	—

Registration Rights Agreement dated as of August 24, 1999 by and between the Company and J. M. Huber Corporation (incorporated by reference from Exhibit 99.2 to the Company’s Form 8-K dated August 24, 1999 and filed on September 8, 1999).

10.21	—

Employment Agreement between the Company and its President and Chief Executive Officer effective December 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated November 11, 2005 and filed on November 14, 2005).

10.22	—

Employment Agreement between the Company and its Executive Vice President and Chief Financial Officer effective December 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated November 11, 2005 and filed on November 14, 2005).

10.23	—

ACT Manufacturing (Thailand) Public Company Limited Credit Facilities Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q dated September 30, 2002 and filed on November 14, 2002).

10.24	—

Form of Benchmark Electronics, Inc. Stock Option Plan for Non-Employee Directors (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed April 15, 2002).

10.25	—

Real Estate Purchase Agreement effective as of February 28, 2005 by and between the Company, and David H. Arnold and Muriel M. Arnold, and Daniel M. Rukavina and Patricia A. Rukavina (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.26	—

Employment Agreement between the Company and its Chairman of the Board of Directors effective January 1, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated November 30, 2005 and filed on December 2, 2005).

10.27	—

Employment Agreement between the Company and its Executive Vice President effective December 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated December 1, 2005 and filed on December 2, 2005).

10.28*	—	Code of Conduct.
11	—	Statement regarding Computation of Per-Share Earnings (incorporated by reference to “Notes to Consolidated Financial Statements, Note 1(i)—Earnings Per Share” in Item 8 of this report).
12*	—	Statement regarding Computation of Ratios.
21*	—	Subsidiaries of Benchmark Electronics, Inc.
23*	—

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
Date: March 10, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Name	Position	Date
/s/ CARY T. FU	President and Chief
Cary T. Fu	Executive Officer	March 10, 2006
(principal executive officer)
/s/ GAYLA J. DELLY	Chief Financial Officer	March 10, 2006
Gayla J. Delly	(principal financial
and accounting officer)
/s/ DONALD E. NIGBOR	Chairman of the Board	March 10, 2006
Donald E. Nigbor	of Directors
/s/ STEVEN A. BARTON	Director and Executive	March 10, 2006
Steven A. Barton	Vice President
/s/ JOHN W. COX	Director	March 10, 2006
John W. Cox
/s/ JOHN C. CUSTER	Director	March 10, 2006
John C. Custer
/s/ PETER G. DORFLINGER	Director	March 10, 2006
Peter G. Dorflinger
/s/ LAURA W. LANG	Director	March 10, 2006
Laura W. Lang
/s/ BERNEE D.L. STROM	Director	March 10, 2006
Bernee D.L. Strom