Form 10-Q
period 2006-03-31
BENCHMARK ELECTRONICS INC
filed 2006-05-09
CIK 863436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer and non-accelerated filer” in Rule 12b–2 of the Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Act). Yes  ☐    No  ☒

As of May 8, 2006 there were 64,271,088 Common Shares of Benchmark Electronics, Inc., par value $0.10 per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31,	December 31,
(in thousands, except par value)	2006	2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$115,645	$110,845
Short-term investments	172,135	215,960
Accounts receivable, net of allowance for doubtful accounts of $5,328 and $5,318, respectively	446,622	365,568
Inventories, net	403,161	361,554
Prepaid expenses and other assets	21,103	22,252
Deferred tax asset	8,438	8,327
Total current assets	1,167,104	1,084,506

Property, plant and equipment, net	97,694	94,140
Goodwill, net	112,991	112,978
Other, net	6,392	6,784
	$1,384,181	$1,298,408

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$406,342	$371,887
Income taxes payable	26,520	29,694
Accrued liabilities	49,884	36,562
Total current liabilities	482,746	438,143

Other long-term liabilities	2,496	2,460
Deferred tax liability	12,309	11,686
Shareholders’ equity:
Preferred shares, $0.10 par value; 5,000 shares authorized, none issued	—	—
Common shares, $0.10 par value; 85,000 shares authorized; issued – 64,221 and 63,360, respectively; outstanding – 64,110 and 63,249, respectively	6,411	6,325
Additional paid-in capital	573,625	560,969
Retained earnings	313,794	287,272
Accumulated other comprehensive loss	(6,928)	(8,175)
Less treasury shares, at cost; 111 shares	(272)	(272)

Total shareholders’ equity	886,630	846,119

Commitments and contingencies
	$1,384,181	$1,298,408

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share data)	2006	2005
Sales	$651,244	$509,582
Cost of sales	605,878	472,097

Gross profit	45,366	37,485
Selling, general and administrative expenses	16,370	15,212
Restructuring charges	2,769	—

Income from operations	26,227	22,273
Interest expense	(86)	(67)
Other income	1,689	670

Income before income taxes	27,830	22,876
Income tax expense	1,308	5,947
Net income	$26,522	$16,929

Earnings per share (see note 1):
Basic	$0.42	$0.27
Diluted	$0.41	$0.26

Weighted average number of shares outstanding (see note 1):
Basic	63,601	62,440
Diluted	64,825	64,061

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended
	March 31,
(in thousands)	2006	2005
Net income	$26,522	$16,929
Other comprehensive income:
Foreign currency translation adjustments	1,247	920
Comprehensive income	$27,769	$17,849

Accumulated unrealized foreign currency translation losses were $6.9 million and $8.2 million at March 31, 2006 and December 31, 2005. Foreign currency translation adjustments consist of adjustments to consolidate subsidiaries that use the local currency as their functional currency and transaction gains and losses related to intercompany dollar-denominated debt that is not expected to be repaid in the foreseeable future.

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

 (unaudited)

	Three Months Ended
	March 31,
(in thousands)	2006	2005
Cash flows from operating activities:
Net income	$26,522	$16,929
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	6,403	6,600
Deferred income taxes	512	(50)
Gain on the sale of property, plant and equipment	(28)	(13)
Stock-based compensation expense	486	—
Federal tax benefit of stock options exercised	—	303
Other	—	709
Changes in operating assets and liabilities:
Accounts receivable	(80,693)	(16,203)
Inventories	(41,456)	(38,617)
Prepaid expenses and other assets	1,100	(2,482)
Accounts payable	34,350	24,014
Accrued liabilities	13,312	(8,599)
Income taxes	(3,213)	8,600

Net cash used in operations	(42,705)	(8,809)

Cash flows from investing activities:
Purchases of short-term investments	(70,750)	(62,075)
Proceeds from sales and maturities of short-term investments	114,575	51,246
Additions to property, plant and equipment	(9,448)	(14,781)
Proceeds from the sale of property, plant and equipment	140	128
Additions to purchased software	(107)	(753)

Net cash provided by (used in) investing activities	34,410	(26,235)

Cash flows from financing activities:
Proceeds from stock options exercised	8,727	879
Federal tax benefit of stock options exercised	3,595	—
Stock split costs	(66)	—
Debt issuance cost	—	(412)

Net cash provided by financing activities	12,256	467

Effect of exchange rate changes	839	(60)

Net increase (decrease) in cash and cash equivalents	4,800	(34,637)
Cash and cash equivalents at beginning of year	110,845	124,862
Cash and cash equivalents at March 31	$115,645	$90,225

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

The condensed consolidated financial statements included herein have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). The financial statements reflect all normal and recurring adjustments which in the opinion of management are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

On March 15, 2006, the Board of Directors declared a three-for-two stock split effected in the form of a stock dividend payable on April 3, 2006, to shareholders of record as of March 31, 2006. Shareholders’ equity has been restated to give retroactive recognition to the stock split as of March 31, 2006 and in prior periods by reclassifying from additional paid-in capital to common stock the par value of the additional shares arising from the split. All share and per share data appearing in these condensed consolidated financial statements and notes thereto have been retroactively adjusted for the stock split.

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

Note 2 – Stock-Based Compensation

The Company’s stock awards plan permits the grant of a variety of types of awards, including stock options, restricted stock awards, stock appreciation rights, performance awards, and phantom stock awards, or any combination thereof, to key employees of the Company. The stock options granted to employees are granted with an exercise price equal to the market price of the Company’s stock on the date of grant, vest over a four-year period from the date of grant and have a term of ten years. Members of the Board of Directors of the Company or its affiliates who are not employees of the Company or its affiliates participate in a separate stock option plan that provides for the granting of stock options upon the occurrence of the non-employee director’s election or re-election to the Board of Directors. All awards under the non-employee director stock option plan are fully vested upon the date of grant and have a term of ten years. As of March 31, 2006, 6.5 million additional options may be granted under the Company’s existing plans.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R). SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In addition, the adoption of SFAS No. 123R requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. The total compensation cost recognized for stock-option awards was $0.5 million ($0.4 million, net of tax) for the three months ended March 31, 2006. SFAS No. 123R requires that cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards (excess tax benefits) be classified as cash flows from financing activities prospectively from January 1, 2006. Prior to the adoption of SFAS No. 123R, such excess tax benefits were presented as cash flows from operating activities. The $3.6 million of excess tax benefits for the three months ended March 31, 2006 classified as financing cash inflows in the Condensed Consolidated Statement of Cash Flows would have been reported as operating cash inflows if the Company had not adopted SFAS No. 123R.

Prior to January 1, 2006, the Company applied the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations including Financial Accounting Standards Board (FASB) Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25”, issued in March 2000, to account for its stock option plans and its Employee Stock Purchase Plan. Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

The following table illustrates the effect on net income for the three months ended March 31, 2005 if the fair-value-based method had been applied to all outstanding and unvested awards on January 1, 2005.

Net income, as reported	$16,929
Deduct total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(641)

Net income, as adjusted	$16,288

Earnings per share:
Basic, as reported	$0.27
Basic, as adjusted	$0.26

Diluted, as reported	$0.26
Diluted, as adjusted	$0.25

These adjusted results may not be indicative of the future results for the full fiscal year due to potential grants, vesting and other factors. As of March 31, 2006, there was approximately $5.7 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 2.7 years.

During the three months ended March 31, 2006, the Company issued 1.0 million options. There were no options granted during the first quarter of 2005. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions used to value the option grants during the three months ended March 31, 2006 were as follows:

Expected term of options	4.4 years
Expected volatility	46%
Risk-free interest rate	4.39%
Dividend yield	zero

The expected term of the options represents the estimated period of time until exercise and is based on historical experience, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. Expected stock price volatility is based on historical volatility of the Company’s stock. The risk-free interest rate is based on the U.S. Treasury zero-coupon rates in effect at the time of grant with an equivalent remaining term.

The weighted average fair value per option granted during the three months ended March 31, 2006 was $5.74. The total cash received from employees as a result of employee stock option exercises for the quarters ended March 31, 2006 and 2005 was approximately $8.7 million and $0.9 million, respectively. The tax benefit realized as a result of the stock option exercises was $3.6 million for the first three months of 2006 compared with $0.3 million for the same period in 2005. For the three months ended March 31, 2006 and 2005, the total intrinsic value of stock options exercised was $11.9 million and $1.2 million, respectively.

The following table summarizes the activities relating to the Company’s stock option plans:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value
Outstanding at December 31, 2005	5,587	$14.49	5.63
Granted	997	$23.22
Exercised	(862)	$10.12
Canceled	(32)	$22.15

Outstanding at March 31, 2006	5,690	$16.64	6.39	$51,372

Exercisable at March 31, 2006	4,286	$15.44	5.58	$43,826

The aggregate intrinsic value in the table above is before income taxes and is based on the Company’s closing stock price of $25.5667 as of the last business day of the period ended March 31, 2006.

Note 3 – Earnings Per Share

Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding stock equivalents during the three months ended March 31, 2006 and 2005. Stock equivalents include common shares issuable upon the exercise of stock options and other equity instruments, and are computed using the treasury stock method. The following table sets forth the calculation of basic and diluted earnings per share.

	Three Months Ended
	March 31,
	2006	2005
Numerator for basic and diluted earnings per share - net income	$26,522	$16,929

Denominator for basic earnings per share - weighted average number of common shares outstanding during the period	63,601	62,440
Incremental common shares attributable to exercise of outstanding dilutive options	1,224	1,621

Denominator for diluted earnings per share	64,825	64,061

Basic earnings per share	$0.42	$0.27
Diluted earnings per share	$0.41	$0.26

Options to purchase 0.7 and 1.6 million common shares for the three months ended March 31, 2006 and 2005, respectively were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares for the period.

Note 4 – Goodwill

Goodwill associated with each of the Company’s business segments and changes in those amounts during the three-month period ended March 31, 2006 were as follows:

	Americas	Asia	Total
Goodwill, December 31, 2005	$106,910	$6,068	$112,978
Currency translation adjustment	13	—	13

Goodwill, March 31, 2006	$106,923	$6,068	$112,991

Note 5 – Borrowing Facilities

Under the terms of a Credit Agreement (the Credit Agreement), the Company has a $100 million three-year revolving credit line for general corporate purposes which can be increased to a total of $200 million and which expires January 20, 2008.

Interest on outstanding borrowings under the Credit Agreement is payable quarterly, at the Company’s option, at either the bank’s Eurodollar rate plus 1.00% to 1.75% or its prime rate plus 0.00% to 0.25%, based upon the Company’s debt ratio as specified in the Credit Agreement. A commitment fee of 0.20% to 0.35% per annum (based upon the Company’s debt ratio) on the unused portion of the revolving credit line is payable quarterly in arrears. As of March 31, 2006, the Company had no borrowings outstanding under the Credit Agreement and $100 million was available for future borrowings.

The Credit Agreement is secured by the Company’s domestic inventory and accounts receivable, 100% of the stock of the Company’s domestic subsidiaries, 65% of the voting capital stock of each direct foreign subsidiary and substantially all of the other tangible and intangible assets of the Company and its domestic subsidiaries. The Credit Agreement contains customary financial covenants as to working capital, debt leverage, fixed charges, and consolidated net worth, and restricts the ability of the Company to incur additional debt, pay dividends, sell assets, and to merge or consolidate with other persons, without the consent of the banks. As of March 31, 2006, the Company was in compliance with all such covenants and restrictions.

The Company’s Thailand subsidiary has a credit agreement with Kasikornbank Public Company Limited (formerly Thai Farmers Bank Public Company Limited) and Bank of Ayudhya Public Company Limited (the Thai Credit Agreement). The Thai Credit Agreement provides that the lenders will make available to the Company’s Thailand subsidiary up to approximately $28.5 million in revolving loans and machinery loans for a term of five years through September 2006. The Thai Credit Agreement is secured by land, buildings and machinery in Thailand. In addition, the Thai Credit Agreement provides for approximately $1.9 million (72.0 million Thai baht) in working capital availability in the form of working capital loans (20.0 million Thai baht) and bank guarantees (52.0 million Thai baht). As of March 31, 2006, the Company’s Thailand subsidiary had no working capital borrowings outstanding.

Note 6 - Inventories

Inventory costs are summarized as follows:

	March 31,	December 31,
	2006	2005
Raw materials	$290,717	$252,878
Work in process	97,209	89,380
Finished goods	27,248	31,820
Inventory valuation reserve	(12,013)	(12,524)

	$403,161	$361,554

Note 7 - Income Taxes

Income tax expense (benefit) consists of the following:

	Three Months Ended
	March 31,
	2006	2005
Federal – Current	$(96)	$3,318
Foreign – Current	301	1,771
State – Current	591	908
Deferred	512	(50)

	$1,308	$5,947

Income tax expense differs from the amount computed by applying the U.S. federal statutory income tax rate to income before income tax primarily due to a one-time tax benefit related to the closure of the Company’s Leicester, England subsidiary, the impact of foreign income taxes, state income taxes (net of federal benefit) and tax-exempt interest income.

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

The Company has been granted certain tax incentives, including tax holidays, for its subsidiaries in China, Ireland, and Thailand. These tax incentives, including tax holidays, expire on various dates through 2010, and are subject to certain conditions with which the Company expects to comply. The net impact of these tax incentives was to lower income tax expense for the three month periods ended March 31, 2006 and 2005 by approximately $3.3 million (approximately $.05 per diluted share) and $1.2 million (approximately $0.02 per diluted share), respectively.

Note 8 - Segment and Geographic Information

The Company has manufacturing facilities in the Americas, Asia and Europe to serve its customers. The Company is operated and managed geographically. The Company’s management evaluates performance and allocates the Company’s resources on a geographic basis. Intersegment sales are generally recorded at prices that approximate arm’s length transactions. Operating segments’ measure of profitability is based on income from operations. The accounting policies for the reportable operating segments are the same as for the Company taken as a whole.

The Company has three reportable operating segments: the Americas, Europe, and Asia. Information about operating segments was as follows:

	Three Months Ended
	March 31,
	2006	2005
Net sales:
Americas	$591,817	$443,373
Asia	182,240	119,540
Europe	85,154	51,909
Elimination of intersegment sales	(207,967)	(105,240)
	$651,244	$509,582

Depreciation and amortization:
Americas	$3,303	$3,689
Asia	2,283	1,828
Europe	192	364
Corporate	625	719
	$6,403	$6,600

Income from operations:
Americas	$21,421	$19,816
Asia	12,537	9,005
Europe	(1,199)	(1,090)
Corporate and intersegment eliminations	(6,532)	(5,458)
	$26,227	$22,273

Capital expenditures:
Americas	$5,744	$9,246
Asia	3,529	5,509
Europe	175	26
	$9,448	$14,781

	March 31,	December 31,
	2006	2005
Total assets:
Americas	$1,031,871	$1,000,018
Asia	253,577	230,938
Europe	95,102	61,425
Corporate	3,631	6,027
	$1,384,181	$1,298,408

The following enterprise-wide information is provided in accordance with SFAS No. 131. Geographic net sales information reflects the destination of the product shipped. Long-lived assets information is based on the physical location of the asset.

	Three Months Ended
	March 31,
	2006	2005
Net sales derived from:
Printed circuit boards	$477,604	$388,093
Systems integration	173,640	121,489
	$651,244	$509,582

Geographic net sales:
United States	$496,575	$391,558
Netherlands	75,656	69,129
Asia	22,797	12,675
Other Europe	51,633	31,489
Other Foreign	4,583	4,731
	$651,244	$509,582

	March 31,	December 31,
	2006	2005
Long-lived assets:
United States	$54,937	$53,868
Asia	38,428	37,468
Europe	1,483	1,172
Other	9,238	8,416
	$104,086	$100,924

Note 9 – Supplemental Cash Flow Information

The following is additional information concerning supplemental disclosures of cash payments.

	Three Months Ended
	March 31,
	2006	2005
Income taxes paid (refunds received), net	$381	$(2,938)
Interest paid	$53	$194

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

The Company is subject to examination by tax authorities for varying periods in various US and foreign taxing jurisdictions. During the course of such examinations disputes occur as to matters of fact and/or law. Also, in most taxing jurisdictions the passage of time without examination will result in the expiration of applicable statutes of limitations thereby precluding taxing authorities from conducting an examination of the tax period(s) for which such statute of limitation has expired. The Company believes that it has adequately provided for its tax liabilities.

Note 11 – Impact of Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (SFAS No. 153). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS No. 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and the fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS No. 153 was effective as of January 1, 2006 and did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS No. 154). SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 was effective for accounting changes and corrections of errors made after January 1, 2006.

In September 2005, the FASB issued a Proposed SFAS which amends FASB Statement No. 128, “Earnings per Share”. The proposed statement would be effective in the second quarter of 2006 and is intended to clarify guidance on the computation of earnings per share for certain items such as mandatorily convertible instruments, the treasury stock method, and contingently issuable shares. The Company does not expect the adoption of this standard to have a significant impact on the computation of its earnings per share.

Note 12 – Restructuring Charges

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

The Company recognized restructuring charges during 2006 related to reductions in workforce and the re-sizing and closure of certain facilities. These charges were recorded pursuant to plans developed and approved by management and were largely intended to align capacity and infrastructure to current and anticipated customer demand. Restructuring charges associated with these realignment efforts, primarily related to the closure of the Company’s Leicester, England facility, are estimated to be approximately $5.0 million (pre-tax) during 2006.

The components of the restructuring charges during the first three months of 2006 were as follows:

	Americas	Europe	Total
Severance costs	$220	$1,306	$1,526
Facility lease costs	160	596	756
Other exit costs	230	257	487
	$610	$2,159	$2,769

During the first three months of 2006, the Company recorded approximately $1.5 million of employee termination costs associated with the involuntary terminations of 246 identified employees in connection with the various facility closures and consolidations. The identified involuntary employee terminations by reportable geographic region amounted to approximately 146 and 100 for the Americas and Europe, respectively.

During the first three months of 2006, the Company recorded approximately $0.8 million for facility lease costs, including $0.5 million for facility lease obligations and $0.3 million for facility abandonment and refurbishment costs. The restructuring charges recorded during the first three months of 2006 also included approximately $0.5 million for other exit costs.

The following table summarizes the provisions, the respective payments, and the remaining accrued balance as of March 31, 2006 for estimated restructuring charges incurred in the first quarter of 2006:

		Leased	Other
		Facilities	Exit	Total
	Severance	Costs	Costs	Costs
Balance as of December 31, 2005	$—	$—	$—	$—
Provision for charges incurred	1,526	756	487	2,769
Payments	(63)	—	—	(63)
Foreign exchange adjustments	(4)	(2)	(1)	(7)

Balance at March 31, 2006	$1,459	$754	$486	$2,699

Accruals related to restructuring activities were recorded in accrued liabilities in the accompanying condensed consolidated balance sheets. The Company expects to pay all restructuring charges by the end of 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report to “the Company,” “Benchmark,” “we,” or “us” mean Benchmark Electronics, Inc. together with its subsidiaries. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” “will,” or the negative of those terms or other variations of them or comparable terminology. In particular, statements, express or implied, concerning future operating results or the ability to generate sales, income or cash flow are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions, including those discussed under Part II, Item 1A of this report. The future results of our operations may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results are beyond our ability to control or predict. You should not put undue reliance on any forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

OVERVIEW

We are in the business of manufacturing electronics and provide our services to original equipment manufacturers (OEMs) of computers and related products for business enterprises, medical devices, industrial control equipment, testing and instrumentation products, and telecommunication equipment. The services that we provide are commonly referred to as electronics manufacturing services (EMS). We offer our customers comprehensive and integrated design and manufacturing services, from initial product design to volume production and direct order fulfillment. We also provide specialized engineering services, including product design, printed circuit board layout, prototyping, and test development. We believe that we have developed strengths in the manufacturing process for large, complex, high-density printed circuit boards as well as the ability to manufacture high and low volume products in lower cost regions such as Brazil, China, Mexico and Thailand.

As our customers have continued to expand their globalization strategy during the past several years, we have continued to make the necessary changes to align our business operations with our customers’ demand. These changes include, among other activities, moving production between facilities, reducing staff levels, realigning our business processes and reorganizing our management. During 2006, we will continue to expand our low-cost capacity while realigning and further strengthening our global footprint to support continued business opportunities. Restructuring charges associated with these realignment efforts, primarily related to the closure of our Leicester, England facility, are estimated to be approximately $5.0 million (pre-tax) during 2006. Restructuring charges incurred during the first quarter of 2006 were $2.8 million (pre-tax). We believe that our global manufacturing presence of 17 facilities in seven countries increases our ability to be responsive to our customers’ needs by providing accelerated time-to-market and time-to-volume production of high quality products. These capabilities should enable us to build stronger strategic relationships with our customers and to become a more integral part of their operations. Our customers face challenges in planning, procuring and managing their inventories efficiently due to customer demand fluctuations, product design changes, short product life cycles and component price fluctuations. We employ production management systems to manage their procurement and manufacturing processes in an efficient and cost-effective manner so that, where possible, components arrive on a just-in-time, as-and-when needed basis. We are a significant purchaser of electronic components and other raw materials, and can capitalize on the economies of scale associated with our relationships with suppliers to negotiate price discounts, obtain components and other raw materials that are in short supply, and return excess components. Our expertise in supply chain management and our relationships with suppliers across the supply chain enables us to reduce our customers’ cost of goods sold and inventory exposure.

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

Summary of Results

Sales for the three months ended March 31, 2006 increased 27.8% to $651.2 million compared to $509.6 million for the same period of 2005. The increase in our sales reflects new program revenues from both existing and new customers. Sales to our largest customer, Sun Microsystems, Inc., increased to 37.4% of our sales in 2006 from 30.9% of our sales in 2005. Sales to our largest customer increased to $243.4 million in 2006 from $157.3 million in 2005, an increase of 54.7%. Sales to our customers, other than our largest customer, increased to $407.9 million in 2006 from $352.3 million in 2005, an increase of 15.8%. We anticipate that revenues from our top customer will decline in whole dollars and as a percentage of revenues for the second half of 2006 as compared to the first half of 2006. This is expected as a result of products maturing, potential second sourcing for certain products and potential customer rationalization of products. We have taken this information into consideration in the full year guidance which we have provided.

Our gross profit as a percentage of sales decreased to 7.0% during the first quarter of 2006 from 7.4% in 2005. This was primarily due to the significant upside in production that we experienced in the last month of the quarter and the associated inefficiencies caused by this significant increase. The effect of this and the new program ramps and product crossovers did affect our margins during 2006. The new program ramps and product crossovers continue to impact the level of efficiency in our production and negatively impact our gross profit. We do expect that a number of our new and higher volume programs with customers will remain subject to competitive constraints on the margin that may be realized from these programs, and, that these constraints could exert downward pressure on our margins in the near future.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Our significant accounting policies are summarized in Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2005. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to allowance for doubtful accounts, inventories, deferred taxes, impairment of long-lived assets, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Allowance for doubtful accounts

Our accounts receivable balance is recorded net of allowances for amounts not expected to be collected from our customers. Because our accounts receivable are typically unsecured, we periodically evaluate the collectibility of our accounts based on a combination of factors, including a particular customer’s ability to pay as well as the age of the receivables. To evaluate a specific customer’s ability to pay, we analyze financial statements, payment history, third-party credit analysis reports and various information or disclosures by the customer or other publicly available information. In cases where the evidence suggests a customer may not be able to satisfy its obligation to us, we set up a specific allowance in an amount we determine appropriate for the perceived risk. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory valuation reserve

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

Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss would be recognized to the extent that the carrying amount exceeds the asset’s fair value. We completed the annual impairment test during the fourth quarter of 2005 and determined that no impairment existed as of the date of the impairment test. Goodwill is measured at the reporting unit level, which we have determined to be consistent with our operating segments as defined in Note 8 to the Condensed Consolidated Financial Statements in Item 1 of this report, by determining the fair values of the reporting units using a discounted cash flow model and comparing those fair values to the carrying values, including goodwill, of the reporting unit. As of March 31, 2006, we had net goodwill of approximately $113.0 million. Circumstances that may lead to impairment of goodwill include unforeseen decreases in future performance or industry demand, and the restructuring of our operations as a result of a change in our business strategy.

RESULTS OF OPERATIONS

The following table presents the percentage relationship that certain items in our Condensed Consolidated Statements of Income bear to sales for the periods indicated. The financial information and the discussion below should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto in Item 1 of this report.

	Three months ended March 31,
	2006	2005
Sales	100.0%	100.0%
Cost of sales	93.0	92.6

Gross profit	7.0	7.4
Selling, general and administrative expenses	2.5	3.0
Restructuring charges	0.4	—

Income from operations	4.0	4.4
Other income, net	0.2	0.1

Income before income taxes	4.3	4.5
Income tax expense	0.2	1.2

Net income	4.1%	3.3%

Sales

Sales for the first quarter of 2006 were $651.2 million, a 27.8% increase from sales of $509.6 million for the same quarter in 2005. The increase of $141.7 million resulted from increased sales under new programs and increased activity with existing customers across all industry sectors. This increase included an $89.5 million increase in printed circuit board assembly (PCBA) sales volume and a $52.2 million increase attributable to sales activity associated with new and existing systems integration customers.

Our manufacturing and assembly operations include printed circuit boards and subsystem assembly, box build and systems integration. Systems integration is the process of integrating subsystem and PCBAs and, often, downloading and integrating software, to produce a fully configured product. Systems integration is a value-added service that is not separable from our overall contract manufacturing service. Sales from the operation of our systems integration facilities represented 26.7% and 23.8% of our sales for the three months ended March 31, 2006 and 2005

The following table sets forth, for the periods indicated, the percentages of our sales by industry sector.

	Three months ended March 31,
	2006	2005
Computers & related products for business enterprises	58%	60%
Telecommunication equipment	12	13
Industrial control equipment	12	11
Medical devices	13	12
Testing & instrumentation products	5	4
	100%	100%

A substantial percentage of our sales have been made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. Sales to our largest customer, Sun Microsystems, Inc., increased to 37.4% of our sales in 2006 from 30.9% of our sales in 2005. Sales to our largest customer increased to $243.4 million in 2006 from $157.3 million in 2005, an increase of 54.7%. Sales to our customers, other than our largest customer, increased to $407.9 million in 2006 from $352.3 million in 2005, an increase of 15.8%. Our future sales are dependent on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on us.

Our international operations are subject to the risks of doing business abroad. These dynamics have not had a material adverse effect on our results of operations through March 31, 2006. However, we cannot assure you that there will not be an adverse impact in the future. See Part II, Item 1A for factors pertaining to our international sales and fluctuations in the exchange rates of foreign currency and for further discussion of potential adverse effects in operating results associated with the risks of doing business abroad. During the first three months of 2006 and 2005, 33.8% of our sales were from our international operations.

Gross Profit

Gross profit increased 21.0% to $45.4 million for 2006 from $37.5 million in 2005. Gross profit as a percentage of sales decreased to 7.0% during the first quarter of 2006 from 7.4% in 2005. This was primarily due to the significant upside in production that we experienced in the last month of the quarter and the associated inefficiencies caused by this significant increase. The effect of this and the new program ramps and product crossovers did affect our margins during 2006. The new program ramps and product crossovers continue to impact the level of efficiency in our production and negatively impacted our gross profit. Typically, a new program will contribute relatively less to our gross profit in its early stages, as manufacturing volumes are low and result in inefficiencies and unabsorbed manufacturing overhead costs. As volumes increase, the contribution to gross profit often increases due to the ability to leverage improved utilization rates and overhead absorption. In addition, different programs can contribute different gross profits depending on factors such as the types of services involved, location of production, size of the program, complexity of the product, and level of material costs associated with the various products. As a result, our gross profit varies from period to period. We do expect that a number of our new and higher volume programs with customers will remain subject to competitive constraints on the margin that may be realized from these programs, and, that these constraints could exert downward pressure on our margins in the near future.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $16.4 million in 2006, an increase of 7.6% from $15.2 million in 2005. Selling, general and administrative expenses, as a percentage of sales, were 2.5% and 3.0%, respectively, in 2006 and 2005. The decrease in selling, general and administrative expenses as a percentage of sales is primarily associated with the increase in sales.

Restructuring Charges

We recognized $2.8 million in restructuring charges during the first three months of 2006 related to reductions in workforce and the re-sizing and closure of certain facilities. In connection with these activities, we recorded restructuring charges for employee termination costs and other restructuring-related costs.

The recognition of the restructuring charges required that we make certain judgments and estimates regarding the nature, timing and amount of costs associated with the planned exit activity. To the extent our actual results in exiting these facilities differ from our estimates and assumptions, we may be required to revise the estimates of future liabilities, requiring the recognition of additional restructuring charges or the reduction of liabilities already recognized. At the end of each reporting period, we evaluate the remaining accrued balances to ensure that no excess accruals are retained and the utilization of the provisions are for their intended purpose in accordance with developed exit plans. See Note 12 to the Condensed Consolidated Financial Statements in Item 1 of this report.

Income Tax Expense

Income tax expense of $1.3 million represented an effective tax rate of 4.7% for the three months ended March 31, 2006, compared with $5.9 million at an effective tax rate of 26.0% for the same period in 2005. The decrease in the effective tax rate is primarily due to a tax benefit of $4.8 million related to the closure of our Leicester, England facility. See Note 7 to the Condensed Consolidated Financial Statements in Item 1 of this report.

Net Income

We reported net income of approximately $26.5 million, or diluted earnings of $0.41 per share for the first three months of 2006, compared with net income of approximately $16.9 million, or diluted earnings of $0.26 per share for the same period of 2005. The net increase of $9.6 million in 2006 was due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our growth and operations through funds generated from operations, proceeds from the sale of our securities and funds borrowed under our credit facilities. Cash and cash equivalents increased to $115.6 million at March 31, 2006 from $110.8 million at December 31, 2005.

Cash used in operating activities was $42.7 million in the first three months of 2006. The cash used in operations during this period consisted primarily of $26.5 million of net income adjusted for $6.4 million of depreciation and amortization, a $34.4 million increase in accounts payable and a $13.3 million increase in accrued liabilities, offset by an $80.7 million increase in accounts receivable and a $41.5 million increase in inventories. Working capital was $684.4 million at March 31, 2006 and $646.4 million at December 31, 2005. Our days sales outstanding of 62 days and our inventory turns of 6.0 times reflect the change in mix of customer orders and positioning of inventory to meet our customers’ strong demand for the second quarter, the impact of new program activities, as well as the overall increased level of sales for the quarter.

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

Cash provided by investing activities was $34.4 million for the three months ended March 31, 2006 primarily due to the sales and maturity of our short-term investments offset by the purchase of additional property, plant and equipment and short-term investments. Capital expenditures of $9.4 million were primarily concentrated in manufacturing production equipment in Asia and the Americas to support our ongoing business and to expand certain existing manufacturing operations.

Cash provided by financing activities was $12.3 million for the three months ended March 31, 2006. During the first three months of 2006, we received $8.7 million from the exercise of stock options and $3.6 million in federal tax benefits of stock options exercised.

Under the terms of a Credit Agreement (the Credit Agreement), we have a $100.0 million three-year revolving credit line for general corporate purposes which can be increased to a total of $200.0 million and which will expire on January 20, 2008. Interest on outstanding borrowings under the Credit Agreement is payable quarterly, at our option, at either the bank’s Eurodollar rate plus 1.00% to 1.75% or its prime rate plus 0.00% to 0.25%, based upon our debt ratio as specified in the Credit Agreement. A commitment fee of 0.20% to 0.35% per annum (based upon our debt ratio) on the unused portion of the revolving credit line is payable quarterly in arrears. As of March 31, 2006, we had no borrowings outstanding under the Credit Agreement and $100.0 million was available for future borrowings.

The Credit Agreement is secured by our domestic inventory and accounts receivable, 100% of the stock of our domestic subsidiaries, and 65% of the voting capital stock of each direct foreign subsidiary and substantially all of our and our domestic subsidiaries’ other tangible and intangible assets. The Credit Agreement contains customary financial covenants as to working capital, debt leverage, fixed charges, and consolidated net worth, and restricts our ability to incur additional debt, pay dividends, sell assets and to merge or consolidate with other persons without the consent of the banks. As of March 31, 2006, we were in compliance with all such covenants and restrictions.

Our Thailand subsidiary has a credit agreement with Kasikornbank Public Company (formerly Thai Farmers Bank Public Company Limited) and Bank of Ayudhya Public Company Limited (the Thai Credit Agreement). The Thai Credit Agreement provides that the lenders will make available to our Thailand subsidiary up to approximately $28.5 million in revolving loans and machinery loans for a term of five years through September 2006. The Thai Credit Agreement is secured by land, buildings and machinery in Thailand. In addition, the Thai Credit Agreement provides for approximately $1.9 million (72.0 million Thai baht) in working capital availability in the form of working capital loans (20.0 million Thai baht) and bank guarantees (52.0 million Thai baht). As of March 31, 2006, our Thailand subsidiary had no working capital borrowings outstanding.

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

As of March 31, 2006, we had cash and cash equivalents totaling $115.6 million, short-term investments totaling $172.1 million and $128.5 million available for borrowings under our revolving credit lines. We believe that during the next twelve months, our capital expenditures will be approximately $40 to $50 million, principally for machinery and equipment to support our ongoing business around the globe, in addition to our planned expansion in Asia, which we anticipate will be a new building in China. Management believes that our existing cash and short-term investment balances and funds generated from operations will be sufficient to permit us to meet our liquidity requirements over the next twelve months. Management further believes that our ongoing cash flows from operations and any borrowings we may incur under our credit facilities will enable us to meet operating cash requirements in future years. Should we desire to consummate significant acquisition opportunities, our capital needs would increase and could possibly result in our need to increase available borrowings under our revolving credit facility or access public or private debt and equity markets. There can be no assurance, however, that we would be successful in raising additional debt or equity on terms that we would consider acceptable.

CONTRACTUAL OBLIGATIONS

We have certain contractual obligations for operating leases that were summarized in a table of Contractual Obligations in our Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes to our contractual obligations, outside of the ordinary course of our business, since December 31, 2005.

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

•      Inflationary economies or currencies; and

•      Economic and political instability.

We do not use derivative financial instruments for speculative purposes. Our practice is to maintain a hedged position for certain significant transaction exposures. These exposures are primarily, but not limited to, vendor payments and inter-company balances in currencies other than the currency in which our foreign operation primarily generates and expends cash. Our international operations in some instances operate in a natural hedge because both operating expenses and a portion of sales are denominated in local currency. In the future, significant transactions involving our international operations may cause us to consider engaging in hedging transactions to attempt to mitigate our exposure to fluctuations in foreign exchange rates. As of March 31, 2006, we did not have any foreign currency hedges. Our sales are substantially denominated in U.S. dollars. Our foreign currency cash flows are generated in certain Asian and European countries, Mexico and Brazil.

We are also exposed to market risk for changes in interest rates, a portion of which relates to our short-term investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place cash and cash equivalents and investments with various major financial institutions. We protect our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by generally investing in investment grade securities. As of March 31, 2006, the outstanding amount in the short-term investment portfolio was $172.1 million of auction rate securities with an average return of 3.3%.

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

Item 1 – Legal Proceedings

We are involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position or results of operations.

One of the legal actions involves a payable dispute with Compaq Computer Corporation, a former customer of a predecessor company (AVEX) acquired by us in 1999. The lawsuit in the 189th Judicial District Court of Harris County, Texas alleges that the former customer overpaid AVEX approximately $12 million for products it purchased from AVEX in 1998, 1999 and 2000. We deny responsibility for these claims and have filed a counterclaim against the former customer for nonpayment of approximately $2 million of outstanding receivables. Discovery is ongoing and we expect trial to begin in the fall of 2006. We intend to vigorously pursue Benchmark’s claim against the former customer and defend against the former customer’s allegations. At the present time, we are unable to reasonably estimate the probable loss, if any, associated with these matters.

Item 1A.          Risk Factors.

There are no material changes to the risk factors set forth in Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.             Unregistered Sales Of Equity Securities And Use Of Proceeds.

None.

Item 3.             Defaults Upon Senior Securities.

None.

Item 4.             Submission of Matters to a Vote of Security Holders.

None.

Item 5.             Other Information.

None.

Item 6.             Exhibits.

31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 8, 2006.

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