Form 10-Q
period 2006-06-30
BENCHMARK ELECTRONICS INC
filed 2006-08-09
CIK 863436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of August 7, 2006 there were 64,562,923 Common Shares of Benchmark Electronics, Inc., par value $0.10 per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30,	December 31,
(in thousands, except par value)	2006	2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$98,911	$110,845
Short-term investments	183,110	215,960
Accounts receivable, net of allowance for doubtful accounts of $5,323 and $5,318, respectively	443,264	356,440
Inventories, net	480,662	361,554
Prepaid expenses and other assets	34,538	31,380
Deferred tax asset	8,837	8,327
Total current assets	1,249,322	1,084,506
Property, plant and equipment, net	102,030	94,140
Goodwill, net	112,990	112,978
Other, net	7,983	6,784
	$1,472,325	$1,298,408
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$468,427	$371,887
Income taxes payable	27,506	29,694
Accrued liabilities	40,993	36,562
Total current liabilities	536,926	438,143

Other long-term liabilities	2,509	2,460
Deferred tax liability	12,607	11,686
Shareholders’ equity:
Preferred shares, $0.10 par value; 5,000 shares authorized, none issued	—	—
Common shares, $0.10 par value; 85,000 shares authorized; issued – 64,555 and 63,360, respectively; outstanding – 64,444 and 63,249, respectively	6,444	6,325
Additional paid-in capital	579,911	560,969
Retained earnings	341,318	287,272
Accumulated other comprehensive loss	(7,118)	(8,175)
Less treasury shares, at cost; 111 shares	(272)	(272)
Total shareholders’ equity	920,283	846,119

Commitments and contingencies
	$1,472,325	$1,298,408

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2006	2005	2006	2005

Sales	$749,171	$560,817	$1,400,415	$1,070,399
Cost of sales	696,871	522,071	1,302,749	994,168
Gross profit	52,300	38,746	97,666	76,231
Selling, general and administrative expenses	18,409	15,478	34,779	30,690
Restructuring charges	1,261	—	4,030	—
Income from operations	32,630	23,268	58,857	45,541
Interest expense	(97)	(85)	(183)	(152)
Other income	1,981	1,956	3,670	2,626
Income before income taxes	34,514	25,139	62,344	48,015
Income tax expense	6,990	6,441	8,298	12,388
Net income	$27,524	$18,698	$54,046	$35,627

Earnings per share (see note 1):
Basic	$0.43	$0.30	$0.84	$0.57
Diluted	$0.42	$0.29	$0.83	$0.56

Weighted average number of shares outstanding (see note 1):
Basic	64,320	62,560	63,963	62,500
Diluted	65,273	63,995	65,041	64,065

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2006	2005	2006	2005
Net income	$27,524	$18,698	$54,046	$35,627
Other comprehensive income:
Foreign currency translation adjustments	(190)	2,494	1,057	3,414
Comprehensive income	$27,334	$21,192	$55,103	$39,041

Accumulated unrealized foreign currency translation losses were $7.1 million and $8.2 million at June 30, 2006 and December 31, 2005. Foreign currency translation adjustments consist of adjustments to consolidate subsidiaries that use the local currency as their functional currency and transaction gains and losses related to intercompany dollar-denominated debt that is not expected to be repaid in the foreseeable future.

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
	June 30,
(in thousands)	2006	2005
Cash flows from operating activities:
Net income	$54,046	$35,627
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	12,980	13,134
Deferred income taxes	411	(57)
Gain on the sale of property, plant and equipment	(19)	(4)
Stock-based compensation expense	1,662	—
Federal tax benefit of stock options exercised	—	546
Other	—	709
Changes in operating assets and liabilities:
Accounts receivable	(86,471)	(51,102)
Inventories	(118,834)	(55,630)
Prepaid expenses and other assets	(3,246)	(10,312)
Accounts payable	96,081	8,521
Accrued liabilities	4,665	(10,163)
Income taxes	(2,088)	6,884
Net cash used in operations	(40,813)	(61,847)
Cash flows from investing activities:
Purchases of short-term investments	(205,600)	(177,895)
Proceeds from sales and maturities of short-term investments	238,450	203,126
Additions to property, plant and equipment	(20,160)	(20,488)
Proceeds from the sale of property, plant and equipment	492	154
Additions to purchased software	(2,209)	(1,196)
Net cash provided by investing activities	10,973	3,701
Cash flows from financing activities:
Proceeds from stock options exercised	12,117	2,063
Federal tax benefit of stock options exercised	5,348	—
Stock split costs	(66)	—
Debt issuance cost	—	(412)
Net cash provided by financing activities	17,399	1,651
Effect of exchange rate changes	507	1,751
Net decrease in cash and cash equivalents	(11,934)	(54,744)
Cash and cash equivalents at beginning of year	110,845	124,862
Cash and cash equivalents at June 30	$98,911	$70,118

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(amounts in thousands, unless otherwise noted)

(unaudited)

Note 1 – Basis of Presentation

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

Note 2 – Stock-Based Compensation

The Company’s stock awards plan permits the grant of a variety of types of awards, including stock options, restricted stock awards, stock appreciation rights, performance awards, and phantom stock awards, or any combination thereof, to key employees of the Company. The stock options granted to employees are granted with an exercise price equal to the market price of the Company’s stock on the date of grant, vest over a four-year period from the date of grant and have a term of ten years. Members of the Board of Directors of the Company or its affiliates who are not employees of the Company or its affiliates participate in a separate stock option plan that provides for the granting of stock options upon the occurrence of the non-employee director’s election or re-election to the Board of Directors. All awards under the non-employee director stock option plan are fully vested upon the date of grant and have a term of ten years. As of June 30, 2006, 6.5 million additional options may be granted under the Company’s existing plans.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R). SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In addition, the adoption of SFAS No. 123R requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. The total compensation cost recognized for stock-option awards was $1.2 million ($0.8 million, net of tax) for the three months ended June 30, 2006 and $1.7 million ($1.2 million , net of tax) for the six months ended June 30, 2006. The compensation expense for stock-based awards includes an estimate for forfeitures and is recognized over the vesting period of the options using the straight-line method. SFAS No. 123R requires that cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards (excess tax benefits) be classified as cash flows from financing activities prospectively from January 1, 2006. Prior to the adoption of SFAS No. 123R, such excess tax benefits were presented as cash flows from operating activities. The $5.3 million of excess tax benefits for the six months ended June 30, 2006 classified as financing cash inflows in the Condensed Consolidated Statement of Cash Flows would have been reported as operating cash inflows if the Company had not adopted SFAS No. 123R.

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

On May 11, 2005, in response to SFAS 123R, the Company’s Board of Directors approved accelerating the vesting of out-of-the-money, unvested stock options held by current employees, including executive officers, and the Chairman of the Board of Directors. Options held by non-employee directors were not subject to acceleration. An option was considered out-of-the-money if the stated option exercise price was greater than the closing price, $18.87, of the Company’s common shares on the day the Board of Directors approved the acceleration. The accelerated vesting was effective as of May 11, 2005.

The decision to accelerate vesting of these options was made to avoid recognizing compensation cost in the statement of income in future financial statements upon the effectiveness of SFAS No. 123R. The maximum future compensation expense that was avoided upon adoption of SFAS No. 123R was approximately $6.8 million, of which approximately $2.5 million was related to options held by executive officers and the Chairman of the Board of the Company. The vesting acceleration did not result in the recognition of compensation expense in net income for the three or six months ended June 30, 2005. The pro-forma results presented in the table below include approximately $8.3 million ($5.0 million, net of tax) of compensation expense for the three and six months ended June 30, 2005, respectively, resulting from the vesting acceleration.

The following table illustrates the effect on net income for the three and six months ended June 30, 2005 if the fair-value-based method had been applied to all outstanding and unvested awards on January 1, 2005.

	Three months ended	Six months ended
	June 30,	June 30,
	2005	2005

Net Income, as reported	$18,698	$35,627
Deduct total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(6,054)	(6,695)
Net income, as adjusted	$12,644	$28,932

Earnings per share:
Basic, as reported	$0.30	$0.57
Basic, as adjusted	$0.20	$0.46

Diluted, as reported	$0.29	$0.56
Diluted, as adjusted	$0.20	$0.45

As of June 30, 2006, there was approximately $5.3 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 2.4 years.

During the three and six months ended June 30, 2006, the Company issued 0.1 million and 1.1 million options. During the three and six months ended June 30, 2005, the Company issued 0.1 million options. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions used to value the option grants during the three and six months ended June 30, 2006 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Expected term of options	5.4 years	5.0 years	4.5 years	5.0 years
Expected volatility	42%	58%	46%	58%
Risk-free interest rate	5.04%	3.77%	4.43%	3.77%
Dividend yield	zero	zero	zero	zero

The expected term of the options represents the estimated period of time until exercise and is based on historical experience, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. Expected stock price volatility is based on the historical volatility of the Company’s stock. The risk-free interest rate is based on the U.S. Treasury zero-coupon rates in effect at the time of grant with an equivalent remaining term. The dividend yield reflects that the Company has not paid any cash dividends since inception.

The weighted average fair value per option granted during the three and six months ended June 30, 2006 was $10.48 and $6.06, respectively. The total cash received as a result of stock option exercises for the six months ended June 30, 2006 and 2005 was approximately $12.1 million and $2.1 million, respectively. The tax benefit realized as a result of the stock option exercises was $5.3 million for the first six months of 2006 compared with $0.5 million for the same period in 2005. For the six months ended June 30, 2006 and 2005, the total intrinsic value of stock options exercised was $17.3 million and $2.5 million, respectively.

The following table summarizes the activities relating to the Company’s stock option plans:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value
Outstanding at December 31, 2005	5,587	$14.49	5.63
Granted	1,067	$23.48
Exercised	(1,196)	$10.13
Canceled	(103)	$21.64
Outstanding at June 30, 2006	5,355	$17.12	6.30	$37,493
Exercisable at June 30, 2006	3,968	$15.98	5.49	$32,317

The aggregate intrinsic value in the table above is before income taxes and is based on the Company’s closing stock price of $24.12 as of the last business day of the period ended June 30, 2006.

Note 3 – Earnings Per Share

Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding stock equivalents during the three and six months ended June 30, 2006 and 2005. Stock equivalents include common shares issuable upon the exercise of stock options and other equity instruments, and are computed using the treasury stock method of SFAS No. 128, “Earnings Per Share”. Under the treasury stock method, the exercise price of a share, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of estimated tax benefits that would be recorded in paid-in-capital, if any, when the share is exercised are assumed to be used to repurchase shares in the current period. The following table sets forth the calculation of basic and diluted earnings per share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Numerator for basic and diluted earnings per share - net income	$27,524	$18,698	$54,046	$35,627

Denominator for basic earnings per share - weighted average number of common shares outstanding during the period	64,320	62,560	63,963	62,500
Incremental common shares attributable to exercise of outstanding dilutive options	953	1,435	1,078	1,565
Denominator for diluted earnings per share	65,273	63,995	65,041	64,065

Basic earnings per share	$0.43	$0.30	$0.84	$0.57
Diluted earnings per share	$0.42	$0.29	$0.83	$0.56

Options to purchase 0.1 million and 1.6 million common shares for the three and six months ended June 30, 2006 and 2005, respectively were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares for the period.

Note 4 – Goodwill

Goodwill associated with each of the Company’s business segments and changes in those amounts during the six-month period ended June 30, 2006 were as follows:

	Americas	Asia	Total
Goodwill, December 31, 2005	$106,910	$6,068	$112,978
Currency translation adjustment	12	—	12
Goodwill, June 30, 2006	$106,922	$6,068	$112,990

Note 5 – Borrowing Facilities

Under the terms of a Credit Agreement (the Credit Agreement), the Company has a $100 million three-year revolving credit line for general corporate purposes which can be increased to a total of $200 million and which expires January 20, 2008.

Interest on outstanding borrowings under the Credit Agreement is payable quarterly, at the Company’s option, at either the bank’s Eurodollar rate plus 1.00% to 1.75% or its prime rate plus 0.00% to 0.25%, based upon the Company’s debt ratio as specified in the Credit Agreement. A commitment fee of 0.20% to 0.35% per annum (based upon the Company’s debt ratio) on the unused portion of the revolving credit line is payable quarterly in arrears. As of June 30, 2006, the Company had no borrowings outstanding under the Credit Agreement and $100 million was available for future borrowings.

The Credit Agreement is secured by the Company’s domestic inventory and accounts receivable, 100% of the stock of the Company’s domestic subsidiaries, 65% of the voting capital stock of each direct foreign subsidiary and substantially all of the other tangible and intangible assets of the Company and its domestic subsidiaries. The Credit Agreement contains customary financial covenants as to working capital, debt leverage, fixed charges, and consolidated net worth, and restricts the ability of the Company to incur additional debt, pay dividends, sell assets, and to merge or consolidate with other persons, without the consent of the banks. As of June 30, 2006, the Company was in compliance with all such covenants and restrictions.

The Company’s Thailand subsidiary has a credit agreement with Kasikornbank Public Company Limited and Bank of Ayudhya Public Company Limited (the Thai Credit Agreement). As of March 23, 2006, the Bank of Ayudhya Public Company Limited ceased to be a party to the Thai Credit Agreement at the request of the Company’s Thailand subsidiary. The Thai Credit Agreement provides that the lender will make available to the Company’s Thailand subsidiary up to approximately $16 million in revolving loans and machinery loans for a term of five years through September 2006. The Thai Credit Agreement is secured by land, buildings and machinery in Thailand. In addition, the Thai Credit Agreement provides for approximately $1.6 million (62 million Thai baht) in working capital availability in the form of working capital loans (10 million Thai baht) and bank guarantees (52 million Thai baht). As of June 30, 2006, the Company’s Thailand subsidiary had no working capital borrowings outstanding.

Note 6 - Inventories

Inventory costs are summarized as follows:

	June 30,	December 31,
	2006	2005
Raw materials	$317,920	$240,354
Work in process	101,088	89,380
Finished goods	61,654	31,820
	$480,662	$361,554

Note 7 - Income Taxes

Income tax expense (benefit) consists of the following:

	Six Months Ended
	June 30,
	2006	2005
Federal – Current	$6,102	$7,270
Foreign – Current	(131)	3,410
State – Current	1,916	1,765
Deferred	411	(57)
	$8,298	$12,388

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

The Company has been granted certain tax incentives, including tax holidays, for its subsidiaries in China, Ireland, and Thailand. These tax incentives, including tax holidays, expire on various dates through 2010, and are subject to certain conditions with which the Company expects to comply.  The net impact of these tax incentives was to lower income tax expense for the six month periods ended June 30, 2006 and 2005 by approximately $7.7 million (approximately $0.12 per diluted share) and $3.0 million (approximately $0.05 per diluted share), respectively.

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

The Company has three reportable operating segments: the Americas, Europe, and Asia. Information about operating segments was as follows:

	Three Months		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net sales:
Americas	$688,393	$479,321	$1,280,210	$922,694
Asia	227,626	151,605	409,866	271,145
Europe	102,094	57,935	187,248	109,844
Elimination of intersegment sales	(268,942)	(128,044)	(476,909)	(233,284)
	$749,171	$560,817	$1,400,415	$1,070,399

Depreciation and amortization:
Americas	$3,407	$3,642	$6,710	$7,331
Asia	2,411	1,888	4,694	3,716
Europe	128	353	320	717
Corporate	631	651	1,256	1,370
	$6,577	$6,534	$12,980	$13,134

Income from operations:
Americas	$22,769	$17,647	$44,190	$37,463
Asia	17,274	11,832	29,811	20,837
Europe	(597)	(1,432)	(1,796)	(2,522)
Corporate and intersegment eliminations	(6,816)	(4,779)	(13,348)	(10,237)
	$32,630	$23,268	$58,857	$45,541

Capital expenditures:
Americas	$4,002	$2,787	$9,746	$12,033
Asia	6,392	2,913	9,921	8,422
Europe	318	7	493	33
	$10,712	$5,707	$20,160	$20,488

	June 30,	December 31,
	2006	2005
Total assets:
Americas	$1,057,436	$1,000,018
Asia	286,437	230,938
Europe	121,083	61,425
Corporate	7,369	6,027
	$1,472,325	$1,298,408

The following enterprise-wide information is provided in accordance with SFAS No. 131.  Geographic net sales information reflects the destination of the product shipped.  Long-lived assets information is based on the physical location of the asset.

	Three Months		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net sales derived from:
Printed circuit boards	$565,536	$457,948	$1,043,140	$846,041
Systems integration	183,635	102,869	357,275	224,358
	$749,171	$560,817	$1,400,415	$1,070,399

Geographic net sales:
United States	$583,821	$435,266	$1,080,396	$826,824
Netherlands	76,479	49,421	152,135	88,546
Asia	24,000	16,843	46,797	29,518
Other Europe	59,641	55,704	111,274	117,197
Other Foreign	5,230	3,583	9,813	8,314
	$749,171	$560,817	$1,400,415	$1,070,399

	June 30,	December 31,
	2006	2005
Long-lived assets:
United States	$57,023	$53,868
Asia	42,440	37,468
Europe	1,383	1,172
Other	9,167	8,416
	$110,013	$100,924

Note 9 – Supplemental Cash Flow Information

The following is additional information concerning supplemental disclosures of cash payments.

	Three Months		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Income taxes paid, net	$10,367	$7,797	$10,748	$4,859
Interest paid	62	51	115	245

Note 10 – Contingencies

The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

One of the legal actions involves a payable dispute with Compaq Computer Corporation, a former customer of a predecessor company (AVEX) acquired by the Company in 1999. The lawsuit in the 189th Judicial District Court of Harris County, Texas alleges that the former customer overpaid AVEX approximately $12 million for products it purchased from AVEX in 1998, 1999 and 2000. The Company denies responsibility for these claims and has filed a counterclaim against the former customer for nonpayment of approximately $2 million of outstanding receivables. The Company intends to vigorously pursue its claim against the former customer and defend against the former customer’s allegations. At the present time, the Company is unable to reasonably estimate the probable loss, if any, associated with these matters.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS No. 154). SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 was effective for accounting changes and corrections of errors made after January 1, 2006. The Company has made no accounting changes in the six months ended June 30, 2006.

In September 2005, the FASB issued a Proposed SFAS which amends SFAS No. 128, “Earnings per Share”. The proposed statement is intended to clarify guidance on the computation of earnings per share for certain items such as mandatorily convertible instruments, the treasury stock method, and contingently issuable shares. The Company does not expect the adoption of this standard to have a significant impact on the computation of its earnings per share.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to SFAS No. 109, “Accounting for Income Taxes”. The interpretation clearly scopes out income tax positions related to SFAS No. 5, “Accounting for Contingencies”. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 on January 1, 2007. The Company is currently evaluating the requirements of FIN 48 and has not yet determined the impact on the consolidated financial statements.

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

The Company recognized restructuring charges during 2006 related to reductions in workforce and the re-sizing and closure of certain facilities. These charges were recorded pursuant to plans developed and approved by management. Restructuring charges associated with these realignment efforts, primarily related to the closure of the Company’s Leicester, England and Loveland, Colorado facilities, are estimated to be approximately $5.0 million (pre-tax) during 2006.

The components of the restructuring charges during the first six months of 2006 were as follows:

	Americas	Europe	Total
Severance costs	$432	$1,455	$1,887
Facility lease costs	169	596	765
Other exit costs	465	913	1,378
	$1,066	$2,964	$4,030

During the first six months of 2006, the Company recorded approximately $1.9 million of employee termination costs associated with the involuntary terminations of 248 identified employees in connection with the various facility closures and consolidations. The identified involuntary employee terminations by reportable geographic region amounted to approximately 143 and 105 for the Americas and Europe, respectively.

During the first six months of 2006, the Company recorded approximately $0.8 million for facility lease costs, including $0.5 million for facility lease obligations and $0.3 million for facility abandonment and refurbishment costs. The restructuring charges recorded during the first six months of 2006 also included approximately $1.4 million for other exit costs.

The following table summarizes the provisions, the respective payments, and the remaining accrued balance as of June 30, 2006 for estimated restructuring charges incurred in the first six months of 2006:

		Facility	Other
		Lease	Exit	Total
	Severance	Costs	Costs	Costs
Balance as of December 31, 2005	$—	$—	$—	$—
Provision for charges incurred	1,526	756	487	2,769
Payments	(63)	—	—	(63)
Foreign exchange adjustments	(4)	(2)	(1)	(7)
Balance as of March 31, 2006	1,459	754	486	2,699
Provision for charges incurred	361	9	891	1,261
Payments	(1,269)	(4)	(422)	(1,695)
Non-cash charges incurred	—	—	(500)	(500)
Foreign exchange adjustments	14	45	(1)	58
Balance as of June 30, 2006	$565	$804	$454	$1,823

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

As our customers have continued to expand their globalization strategy during the past several years, we have continued to make the necessary changes to align our business operations with our customers’ demand. These changes include, among other activities, moving production between facilities, reducing staff levels, realigning our business processes and reorganizing our management. During 2006, we will continue to expand our low-cost capacity while realigning and further strengthening our global footprint to support continued business opportunities. Restructuring charges associated with these realignment efforts, primarily related to the closure of our Leicester, England and Loveland, Colorado facilities, are estimated to be approximately $5.0 million (pre-tax) during 2006. Restructuring charges incurred during the first six months of 2006 were $4.0 million (pre-tax). We believe that our global manufacturing presence of 17 facilities in seven countries increases our ability to be responsive to our customers’ needs by providing accelerated time-to-market and time-to-volume production of high quality products. These capabilities should enable us to build stronger strategic relationships with our customers and to become a more integral part of their operations. Our customers face challenges in planning, procuring and managing their inventories efficiently due to customer demand fluctuations, product design changes, short product life cycles and component price fluctuations. We employ production management systems to manage their procurement and manufacturing processes in an efficient and cost-effective manner so that, where possible, components arrive on a just-in-time, as-and-when needed basis. We are a significant purchaser of electronic components and other raw materials, and can capitalize on the economies of scale associated with our relationships with suppliers to negotiate price discounts, obtain components and other raw materials that are in short supply, and return excess components. Our expertise in supply chain management and our relationships with suppliers across the supply chain enables us to reduce our customers’ cost of goods sold and inventory exposure.

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

Summary of Results

Sales for the three months ended June 30, 2006 increased 34% to $749.2 million compared to $560.8 million for the same period of 2005. The increase in our sales reflects new program revenues from both existing and new customers. Sales to our largest customer, Sun Microsystems, Inc., represented 41% of our sales in the second quarter of 2006 compared to 30% of our sales in the second quarter of 2005. Sales to our largest customer increased to $310.2 million in the second quarter of 2006 from $167.4 million in the second quarter of 2005. We anticipate that revenues from our top customer will decline in whole dollars and as a percentage of revenues for the second half of 2006 as compared to the first half of 2006. This is expected as a result of products maturing, second sourcing for certain products and potential customer rationalization of products. We have taken this information into consideration in the full year guidance which we have provided.

Our gross profit as a percentage of sales increased to 7.0% during the second quarter of 2006 from 6.9% in the second quarter of 2005. We do experience fluctuations in gross profit from period to period. Comparing 2006 to 2005, the fluctuations were due to changes in production levels, production mix, new program ramps, product crossovers and other factors. We do expect that a number of our new and higher volume programs with customers will remain subject to competitive constraints on the margin that may be realized from these programs, and, that these constraints could exert downward pressure on our margins in the near future.

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

Inventory valuation reserve

We purchase inventory based on forecasted demand and record inventory at the lower of cost or market. We reserve for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and estimated market value based on assumptions of future demands and market conditions. We evaluate our inventory valuation on a quarterly basis based on current and forecasted usage and the latest forecasts of product demand and production requirements from our customers. Customers frequently make changes to their forecasts, requiring us to make changes to our inventory purchases, commitments, and production scheduling and may require us to cancel open purchase commitments with our vendors. This process may lead to on-hand inventory quantities and on-order purchase commitments that are in excess of our customer’s revised needs, or parts that become obsolete before use in production. We record inventory reserves on excess and obsolete inventory. These reserves are established on inventory which we have determined that our customers are not responsible for or on inventory that we believe our customers are unable to fulfill their obligation to ultimately purchase such inventory from us. If actual market conditions are less favorable than those we projected, additional inventory write-downs may be required.

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

Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss would be recognized to the extent that the carrying amount exceeds the asset’s fair value. We completed the annual impairment test during the fourth quarter of 2005 and determined that no impairment existed as of the date of the impairment test. Goodwill is measured at the reporting unit level, which we have determined to be consistent with our operating segments as defined in Note 8 to the Condensed Consolidated Financial Statements in Item 1 of this report, by determining the fair values of the reporting units using a discounted cash flow model and comparing those fair values to the carrying values, including goodwill, of the reporting unit. As of June 30, 2006, we had net goodwill of approximately $113.0 million. Circumstances that may lead to impairment of goodwill include unforeseen decreases in future performance or industry demand, and the restructuring of our operations as a result of a change in our business strategy.

Stock-Based Compensation

In accordance with the provisions of SFAS No. 123 (Revised 2004) and the Security and Exchange Commission Staff Accounting Bulletin No. 107 (SAB 107), we began recognizing stock-based compensation expense in our consolidated statement of income on January 1, 2006. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Option pricing models require the input of subjective assumptions, including the expected life of the option and the expected stock price volatility. Judgment is also required in estimating the number of option awards that are expected to vest as a result of satisfaction of time-based vesting schedules. If actual results or future changes in estimates differ significantly from our current estimates, stock-based compensation could increase or decrease. See Note 2 to the Condensed Consolidated Financial Statements in Item 1 of this report.

RESULTS OF OPERATIONS

The following table presents the percentage relationship that certain items in our Condensed Consolidated Statements of Income bear to sales for the periods indicated. The financial information and the discussion below should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto in Item 1 of this report.

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	93.0	93.1	93.0	92.9
Gross profit	7.0	6.9	7.0	7.1
Selling, general and administrative expenses	2.5	2.8	2.5	2.9
Restructuring charges	0.2	—	0.3	—
Income from operations	4.4	4.1	4.2	4.3
Other income, net	0.3	0.4	0.2	0.2
Income before income taxes	4.6	4.5	4.5	4.5
Income tax expense	0.9	1.2	0.6	1.2
Net income	3.7%	3.3%	3.9%	3.3%

Sales

Sales for the second quarter of 2006 were $749.2 million, a 34% increase from sales of $560.8 million for the same quarter in 2005. The increase of $188.4 million resulted from increased sales under new programs and increased activity with existing customers across all industry sectors. This increase included a $107.6 million increase in printed circuit board assembly (PCBA) sales volume and an $80.8 million increase attributable to sales activity associated with new and existing systems integration customers. Sales for the six months ended June 30, 2006 were $1.4 billion, a 31% increase from sales of $1.1 billion for the same period in 2005. The increase of $330.0 million resulted from increased sales under new programs and increased activity with existing customers across all industry sectors. This increase included a $197.1 million increase in PCBA sales volume and a $132.9 million increase attributable to sales activity associated with new and existing systems integration customers.

Our manufacturing and assembly operations include printed circuit boards and subsystem assembly, box build and systems integration. Systems integration is the process of integrating subsystem and PCBAs and, often, downloading and integrating software, to produce a fully configured product. Systems integration is a value-added service that is not separable from our overall contract manufacturing service. Sales from the operation of our systems integration facilities represented 26% and 21% of our sales for the six months ended June 30, 2006 and 2005, respectively.

The following table sets forth, for the periods indicated, the percentages of our sales by industry sector.

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Computers & related products for business enterprises	59%	57%	59%	58%
Telecommunication equipment	11	14	12	14
Industrial control equipment	11	12	11	12
Medical devices	13	12	13	12
Testing & instrumentation products	6	5	5	4
	100%	100%	100%	100%

A substantial percentage of our sales have been made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. Sales to our largest customer, Sun Microsystems, Inc., represented 41% of our sales in the second quarter of 2006 compared to 30% of our sales in the second quarter of 2005. Sales to our largest customer increased to $310.2 million in the second quarter of 2006 from $167.4 million in the second quarter of 2005, an increase of 85%. We anticipate that revenues from our top customer will decline in whole dollars and as a percentage of revenues for the second half of 2006 as compared to the first half of 2006. This is expected as a result of products maturing, second sourcing for certain products and potential customer rationalization of products. We have taken this information into consideration in the full year guidance which we have provided. Our future sales are dependent on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on us.

Our international operations are subject to the risks of doing business abroad. These dynamics have not had a material adverse effect on our results of operations through June 30, 2006. However, we cannot assure you that there will not be an adverse impact in the future. During the first six months of 2006 and 2005, 35% and 36%, respectively, of our sales were from our international operations.

Gross Profit

Gross profit increased 35% to $52.3 million for the second quarter of 2006 from $38.7 million in the same quarter of 2005. Gross profit as a percentage of sales increased to 7.0% during the second quarter of 2006 from 6.9% in the second quarter of 2005. Gross profit increased 28% to $97.7 million for the first six months of 2006 from $76.2 million in the same period of 2005.

Gross profit as a percentage of sales decreased to 7.0% during the first six months of 2006 from 7.1% in the same period of 2005. We do experience fluctuations in gross profit from period to period. Comparing 2006 to 2005, the fluctuations were due to changes in production levels, production mix, new program ramps, product crossovers and other factors. Typically, a new program will contribute relatively less to our gross profit in its early stages, as manufacturing volumes are low and result in inefficiencies and unabsorbed manufacturing overhead costs. As volumes increase, the contribution to gross profit often increases due to the ability to leverage improved utilization rates and overhead absorption. In addition, different programs can contribute different gross profits depending on factors such as the types of services involved, location of production, size of the program, complexity of the product, and level of material costs associated with the various products. We do expect that a number of our new and higher volume programs with customers will remain subject to competitive constraints on the margin that may be realized from these programs, and, that these constraints could exert downward pressure on our margins in the near future.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 19% to $18.4 million in the second quarter of 2006 from $15.5 million in the second quarter of 2005 and increased 13% to $34.8 million in the first six months of 2006 from $30.7 million in the first six months of 2005. The increase in selling, general and administrative expenses during 2006 is partially due to recognition of stock-based compensation expense resulting from the adoption of SFAS No. 123R.  Additional increases are a result of corporate and administrative expenses necessary to support the increased size and complexity of our business. Selling, general and administrative expenses, as a percentage of sales, were 2.5% and 2.8%, respectively, for the second quarter of 2006 and 2005, and 2.5% and 2.9%, respectively, for the first six months of 2006 and 2005. The decrease in selling, general and administrative expenses as a percentage of sales is primarily associated with the increase in sales.

Restructuring Charges

We recognized $1.3 million and $4.0 million in restructuring charges during the second quarter 2006 and the first six months of 2006, respectively, related to reductions in workforce and the re-sizing and closure of certain facilities. In connection with these activities, we recorded restructuring charges for employee termination costs and other restructuring-related costs.

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

Income Tax Expense

Income tax expense of $8.3 million represented an effective tax rate of 13.3% for the six months ended June 30, 2006, compared with $12.4 million at an effective tax rate of 25.8% for the same period in 2005. The decrease in the effective tax rate is primarily due to a tax benefit of $4.8 million related to the closure of our Leicester, England facility recorded in the first quarter of 2006. See Note 7 to the Condensed Consolidated Financial Statements in Item 1 of this report.

Net Income

We reported net income of approximately $54.0 million, or diluted earnings of $0.83 per share for the first six months of 2006, compared with net income of approximately $35.6 million, or diluted earnings of $0.56 per share for the same period of 2005. The net increase of $18.4 million in 2006 was due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our growth and operations through funds generated from operations, proceeds from the sale of our securities and funds borrowed under our credit facilities. Cash and cash equivalents decreased to $98.9 million at June 30, 2006 from $110.8 million at December 31, 2005.

Cash used in operating activities was $40.8 million in the first six months of 2006. The cash used in operations during this period consisted primarily of $54.0 million of net income adjusted for $13.0 million of depreciation and amortization, a $96.1 million increase in accounts payable and a $4.7 million increase in accrued liabilities, offset by a $86.5 million increase in accounts receivable and a $118.8 million increase in inventories. Working capital was $712.4 million at June 30, 2006 and $646.4 million at December 31, 2005. Our days sales outstanding of 53 days and our inventory turns of 5.8 times reflect the change in mix of customer orders and positioning of inventory to meet our customers’ strong demand for the third quarter, the impact of new program activities, as well as the overall increased level of sales for the quarter. Higher levels of inventory are also a result of extended supplier lead times on certain components and the effects of RoHS conversion efforts.

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

Cash provided by investing activities was $11.0 million for the six months ended June 30, 2006 primarily due to the sales and maturity of our short-term investments offset by the purchase of additional property, plant and equipment and short-term investments. Capital expenditures of $20.2 million were primarily concentrated in manufacturing production equipment in Asia and the Americas to support our ongoing business and to expand certain existing manufacturing operations.

Cash provided by financing activities was $17.4 million for the six months ended June 30, 2006. During the first six months of 2006, we received $12.1 million from the exercise of stock options and $5.3 million in federal tax benefits of stock options exercised.

Under the terms of a Credit Agreement (the Credit Agreement), we have a $100.0 million three-year revolving credit line for general corporate purposes which can be increased to a total of $200.0 million and which will expire on January 20, 2008. Interest on outstanding borrowings under the Credit Agreement is payable quarterly, at our option, at either the bank’s Eurodollar rate plus 1.00% to 1.75% or its prime rate plus 0.00% to 0.25%, based upon our debt ratio as specified in the Credit Agreement. A commitment fee of 0.20% to 0.35% per annum (based upon our debt ratio) on the unused portion of the revolving credit line is payable quarterly in arrears. As of June 30, 2006, we had no borrowings outstanding under the Credit Agreement and $100.0 million was available for future borrowings.

The Credit Agreement is secured by our domestic inventory and accounts receivable, 100% of the stock of our domestic subsidiaries, and 65% of the voting capital stock of each direct foreign subsidiary and substantially all of our and our domestic subsidiaries’ other tangible and intangible assets. The Credit Agreement contains customary financial covenants as to working capital, debt leverage, fixed charges, and consolidated net worth, and restricts our ability to incur additional debt, pay dividends, sell assets and to merge or consolidate with other persons without the consent of the banks. As of June 30, 2006, we were in compliance with all such covenants and restrictions.

Our Thailand subsidiary has a credit agreement with Kasikornbank Public Company and Bank of Ayudhya Public Company Limited (the Thai Credit Agreement). As of March 23, 2006, the Bank of Ayudhya Public Company Limited ceased to be a party to the Thai Credit Agreement at the request of our Thailand subsidiary. The Thai Credit Agreement provides that the lender will make available to our Thailand subsidiary up to approximately $16 million in revolving loans and machinery loans for a term of five years through September 2006. We are currently in discussions with our lender about the possibility of our Thailand subsidiary entering into a new credit agreement at some time in the future. Given our current cash position, management believes the timing of entering into a new Thailand credit agreement is flexible. The Thai Credit Agreement is secured by land, buildings and machinery in Thailand. In addition, the Thai Credit Agreement provides for approximately $1.6 million (62 million Thai baht) in working capital availability in the form of working capital loans (10 million Thai baht) and bank guarantees (52 million Thai baht). As of June 30, 2006, our Thailand subsidiary had no working capital borrowings outstanding.

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

As of June 30, 2006, we had cash and cash equivalents totaling $98.9 million, short-term investments totaling $183.1 million and $116.0 million available for borrowings under our revolving credit lines. We believe that during the next twelve months, our capital expenditures will be approximately $40 to $50 million, principally for machinery and equipment to support our ongoing business around the globe, in addition to our planned expansion in Asia, primarily a new building in China. Management believes that our existing cash and short-term investment balances and funds generated from operations will be sufficient to permit us to meet our liquidity requirements over the next twelve months. Management further believes that our ongoing cash flows from operations and any borrowings we may incur under our credit facilities will enable us to meet operating cash requirements in future years. Should we desire to consummate significant acquisition opportunities, our capital needs would increase and could possibly result in our need to increase available borrowings under our revolving credit facility or access public or private debt and equity markets. There can be no assurance, however, that we would be successful in raising additional debt or equity on terms that we would consider acceptable.

CONTRACTUAL OBLIGATIONS

We have certain contractual obligations for operating leases that were summarized in a table of Contractual Obligations in our Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes to our contractual obligations, outside of the ordinary course of our business, since December 31, 2005.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2006, we did not have any significant off-balance sheet financing arrangements.  We have no unconsolidated special purpose entities.

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

•                  Inflationary economies or currencies; and

•                  Economic and political instability.

We do not use derivative financial instruments for speculative purposes. Our practice is to maintain a hedged position for certain significant transaction exposures. These exposures are primarily, but not limited to, vendor payments and inter-company balances in currencies other than the currency in which our foreign operation primarily generates and expends cash. Our international operations in some instances operate in a natural hedge because both operating expenses and a portion of sales are denominated in local currency. In the future, significant transactions involving our international operations may cause us to consider engaging in hedging transactions to attempt to mitigate our exposure to fluctuations in foreign exchange rates. As of June 30, 2006, we did not have any foreign currency hedges. Our sales are substantially denominated in U.S. dollars. Our foreign currency cash flows are generated in certain Asian and European countries, Mexico and Brazil.

We are also exposed to market risk for changes in interest rates, a portion of which relates to our short-term investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place cash and cash equivalents and investments with various major financial institutions. We protect our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by generally investing in investment grade securities. As of June 30, 2006, the outstanding amount in the short-term investment portfolio was $183.1 million of auction rate securities with an average return of 3.5%.

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

None.

Item 3.                                   Defaults Upon Senior Securities.

None.

Item 4.                                   Submission of Matters to a Vote of Security Holders.

(a) - (c) At the Annual Meeting of Shareholders held on May 10, 2006, the Company’s nominees for directors to serve until the 2007 Annual Meeting of Shareholders were elected, the proposed amendment to increase the number of authorized common shares, par value $.10 per share of the Company from 85 million to 145 million was approved and the appointment of KPMG LLP as the independent auditors for the Company for the fiscal year ended December 31, 2006 was ratified.

With respect to the election of directors, the voting was as follows:

Nominee	For	Withheld
Donald E. Nigbor	35,729,055	3,449,277
Cary T. Fu	36,703,966	2,474,366
Steven A. Barton	36,532,765	2,645,567
John W. Cox	38,956,818	221,514
Peter G. Dorflinger	38,273,731	904,601
Laura W. Lang	38,826,817	351,515
Bernee D.L. Strom	38,054,764	1,123,568

With respect to the proposed amendment to increase the number of authorized commons shares from 85 million to 145 million, the voting was as follows:

For	Against	Abstain
34,915,747	4,196,822	65,763

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

31.1                     Section 302 Certification of Chief Executive Officer

31.2                     Section 302 Certification of Chief Financial Officer

32.1                     Section 1350 Certification of Chief Executive Officer

32.2                     Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 9, 2006.

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