Form 10-Q
period 2006-09-30
BENCHMARK ELECTRONICS INC
filed 2006-11-09
CIK 863436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large-accelerated filer” in Rule 12b–2 of the Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Act). Yes ☐ No ☒

As of November 7, 2006 there were 64,697,628 Common Shares of Benchmark Electronics, Inc., par value $0.10 per share, outstanding.

PART I–FINANCIAL INFORMATION

Item 1. Financial Statements

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30,	December 31,
(in thousands, except par value)	2006	2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$114,040	$110,845
Short-term investments	150,910	215,960
Accounts receivable, net of allowance for doubtful accounts of $4,770 and $5,318, respectively	441,525	356,440
Inventories, net	532,110	361,554
Prepaid expenses and other assets	48,481	31,380
Deferred tax asset	8,538	8,327
Total current assets	1,295,604	1,084,506
Property, plant and equipment, net	103,503	94,140
Goodwill, net	112,995	112,978
Other, net	7,759	6,784
	$1,519,861	$1,298,408
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$480,805	$371,887
Income taxes payable	25,752	29,694
Accrued liabilities	43,603	36,562
Total current liabilities	550,160	438,143
Other long-term liabilities	2,413	2,460
Deferred tax liability	13,359	11,686
Shareholders’ equity:
Preferred shares, $0.10 par value; 5,000 shares authorized, none issued	—	—
Common shares, $0.10 par value; 145,000 shares authorized; issued – 64,752 and 63,360, respectively; outstanding – 64,641 and 63,249, respectively	6,464	6,325
Additional paid-in capital	583,794	560,969
Retained earnings	370,654	287,272
Accumulated other comprehensive loss	(6,711)	(8,175)
Less treasury shares, at cost; 111 shares	(272)	(272)
Total shareholders’ equity	953,929	846,119
Commitments and contingencies
	$1,519,861	$1,298,408

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2006	2005	2006	2005

Sales	$769,549	$561,452	$2,169,964	$1,631,851
Cost of sales	717,290	521,148	2,020,039	1,515,316
Gross profit	52,259	40,304	149,925	116,535
Selling, general and administrative expenses	17,208	15,617	51,987	46,307
Restructuring charges	448	—	4,478	—
Income from operations	34,603	24,687	93,460	70,228
Interest expense	(85)	(86)	(268)	(238)
Other income	1,838	2,062	5,508	4,688
Income before income taxes	36,356	26,663	98,700	74,678
Income tax expense	7,020	6,356	15,318	18,744
Net income	$29,336	$20,307	$83,382	$55,934
Earnings per share (see note 1):
Basic	$0.45	$0.32	$1.30	$0.89
Diluted	$0.45	$0.32	$1.28	$0.87
Weighted average number of shares outstanding (see note 1):
Basic	64,585	62,736	64,172	62,580
Diluted	65,492	64,155	65,203	64,126

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2006	2005	2006	2005
Net income	$29,336	$20,307	$83,382	$55,934
Other comprehensive income:
Foreign currency translation adjustments	407	1,222	1,464	4,636
Comprehensive income	$29,743	$21,529	$84,846	$60,570

Accumulated unrealized foreign currency translation losses were $6.7 million and $8.2 million at September 30, 2006 and December 31, 2005, respectively. Foreign currency translation adjustments consist of adjustments to consolidate subsidiaries that use the local currency as their functional currency and transaction gains and losses related to intercompany dollar-denominated debt that is not expected to be repaid in the foreseeable future.

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2006	2005
Cash flows from operating activities:
Net income	$83,382	$55,934
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	19,959	19,660
Deferred income taxes	1,462	335
(Gain) loss on the sale of property, plant and equipment	9	(55)
Stock-based compensation expense	2,283	—
Federal tax benefit of stock options exercised	—	848
Other	—	643
Changes in operating assets and liabilities:
Accounts receivable	(84,674)	(42,912)
Inventories	(170,238)	(60,076)
Prepaid expenses and other assets	(17,229)	(14,765)
Accounts payable	108,439	25,892
Accrued liabilities	6,913	(10,480)
Income taxes	(3,800)	8,105
Net cash used in operations	(53,494)	(16,871)
Cash flows from investing activities:
Purchases of short-term investments	(348,525)	(239,320)
Proceeds from sales and maturities of short-term investments	413,575	286,346
Additions to property, plant and equipment	(28,082)	(34,020)
Proceeds from the sale of property, plant and equipment	515	249
Additions to purchased software	(2,246)	(1,829)
Net cash provided by investing activities	35,237	11,426
Cash flows from financing activities:
Proceeds from stock options exercised	14,710	3,159
Proceeds from employee stock purchase plan	—	1,037
Federal tax benefit of stock options exercised	6,037	—
Stock split costs	(66)	—
Debt issuance cost	—	(412)
Net cash provided by financing activities	20,681	3,784
Effect of exchange rate changes	771	2,555
Net increase in cash and cash equivalents	3,195	894
Cash and cash equivalents at beginning of year	110,845	124,862
Cash and cash equivalents at September 30	$114,040	$125,756

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

On March 15, 2006, the Board of Directors declared a three-for-two stock split effected in the form of a stock dividend paid on April 3, 2006, to shareholders of record as of March 31, 2006.  Shareholders’ equity has been restated to give retroactive recognition to the stock split in prior periods by reclassifying from additional paid-in capital to common stock the par value of the additional shares arising from the split.  All share and per share data appearing in these condensed consolidated financial statements and notes thereto have been retroactively adjusted for the stock split.

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

Note 2 – Stock-Based Compensation

The Company’s stock awards plan permits the grant of a variety of types of awards, including stock options, restricted stock awards, stock appreciation rights, performance awards, and phantom stock awards, or any combination thereof, to key employees of the Company. The stock options granted to employees are granted with an exercise price equal to the market price of the Company’s stock on the date of grant, vest over a four-year period from the date of grant and have a term of ten years. Members of the Board of Directors of the Company or its affiliates who are not employees of the Company or its affiliates participate in a separate stock option plan that provides for the granting of stock options upon the occurrence of the non-employee director’s election or re-election to the Board of Directors. All awards under the non-employee director stock option plan are fully vested upon the date of grant and have a term of ten years. As of September 30, 2006, 6.5 million additional options may be granted under the Company’s existing plans.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R). SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In addition, the adoption of SFAS No. 123R requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. The total compensation cost recognized for stock-option awards was $0.6 million ($0.5 million, net of tax) for the three months ended September 30, 2006 and $2.3 million ($1.7 million, net of tax) for the nine months ended September 30, 2006. The compensation expense for stock-based awards includes an estimate for forfeitures and is recognized over the vesting period of the options using the straight-line method. SFAS No. 123R requires that cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards (excess tax benefits) be classified as cash flows from financing activities prospectively from January 1, 2006. Prior to the adoption of SFAS No. 123R, such excess tax benefits were presented as cash flows from operating activities. The $6.0 million of excess tax benefits for the nine months ended September 30, 2006 classified as financing cash inflows in the Condensed Consolidated Statement of Cash Flows would have been reported as operating cash inflows if the Company had not adopted SFAS No. 123R.

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

The decision to accelerate vesting of these options was made to avoid recognizing compensation cost in the statement of income in future financial statements upon the effectiveness of SFAS No. 123R. The maximum future compensation expense that was avoided upon adoption of SFAS No. 123R was approximately $6.8 million, of which approximately $2.5 million was related to options held by executive officers and the Chairman of the Board of the Company. The vesting acceleration did not result in the recognition of compensation expense in net income for the three or nine months ended September 30, 2005. The pro-forma results presented in the table below include approximately $8.3 million ($5.0 million, net of tax) of compensation expense for the nine months ended September 30, 2005, respectively, resulting from the vesting acceleration.

The following table illustrates the effect on net income for the three and nine months ended September 30, 2005 if the fair-value-based method had been applied to all outstanding and unvested awards on January 1, 2005.

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2005	2005
Net Income, as reported	$20,307	$55,934
Deduct total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(215)	(7,083)
Net income, as adjusted	$20,092	$48,851

Earnings per share:
Basic, as reported	$0.32	$0.89
Basic, as adjusted	$0.32	$0.78

Diluted, as reported	$0.32	$0.87
Diluted, as adjusted	$0.31	$0.76

As of September 30, 2006, there was approximately $4.9 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 2.2 years.

During the three and nine months ended September 30, 2006, the Company issued 15 thousand and 1.1 million options, respectively. During the three and nine months ended September 30, 2005, the Company issued 0.1 million options. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions used to value the option grants during the three and nine months ended September 30, 2006 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Expected term of options	6.0 years	4.0 years	4.5 years	4.9 years
Expected volatility	44%	57%	46%	58%
Risk-free interest rate	4.75%	4.06%	4.43%	3.81%
Dividend yield	zero	zero	zero	zero

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

The weighted average fair value per option granted during the three and nine months ended September 30, 2006 was $9.88 and $6.11, respectively. The total cash received as a result of stock option exercises for the nine months ended September 30, 2006 and 2005 was approximately $14.7 million and $3.2 million, respectively. The tax benefit realized as a result of the stock option exercises was $6.0 million for the first nine months of 2006 compared with $0.8 million for the same period in 2005. For the nine months ended September 30, 2006 and 2005, the total intrinsic value of stock options exercised was $19.5 million and $3.9 million, respectively.

The following table summarizes the activities relating to the Company’s stock option plans:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value

Outstanding at December 31, 2005	5,587	$14.49	5.63
Granted	1,082	$23.50
Exercised	(1,393)	$10.56
Canceled	(131)	$21.81
Outstanding at September 30, 2006	5,145	$17.26	6.10	$49,489
Exercisable at September 30, 2006	3,976	$15.86	5.31	$43,799

The aggregate intrinsic value in the table above is before income taxes and is based on the Company’s closing stock price of $26.88 as of the last business day of the period ended September 30, 2006.

Note 3 – Earnings Per Share

Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding stock equivalents during the three and nine months ended September 30, 2006 and 2005. Stock equivalents include common shares issuable upon the exercise of stock options and other equity instruments, and are computed using the treasury stock method of SFAS No. 128, “Earnings Per Share”. Under the treasury stock method, the exercise price of a share, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of estimated tax benefits that would be recorded in paid-in-capital, if any, when the share is exercised are assumed to be used to repurchase shares in the current period. The following table sets forth the calculation of basic and diluted earnings per share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Numerator for basic and diluted earnings per share - net income	$29,336	$20,307	$83,382	$55,934
Denominator for basic earnings per share - weighted average number of common shares outstanding during the period	64,585	62,736	64,172	62,580
Incremental common shares attributable to exercise of outstanding dilutive options	907	1,419	1,031	1,546
Denominator for diluted earnings per share	65,492	64,155	65,203	64,126
Basic earnings per share	$0.45	$0.32	$1.30	$0.89
Diluted earnings per share	$0.45	$0.32	$1.28	$0.87

Options to purchase 0.1 million common shares for the three and nine months ended September 30, 2006 were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares for the period. Options to purchase 1.1 million common shares for the three and nine months ended September 30, 2005 were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares for the period.

Note 4 – Goodwill

Goodwill associated with each of the Company’s business segments and changes in those amounts during the nine-month period ended September 30, 2006 were as follows:

	Americas	Asia	Total
Goodwill, December 31, 2005	$106,910	$6,068	$112,978
Currency translation adjustment	17	—	17
Goodwill, September 30, 2006	$106,927	$6,068	$112,995

Note 5 – Borrowing Facilities

Under the terms of a Credit Agreement (the Credit Agreement), the Company has a $100 million three-year revolving credit line for general corporate purposes which can be increased to a total of $200 million and which expires January 20, 2008.

Interest on outstanding borrowings under the Credit Agreement is payable quarterly, at the Company’s option, at either the bank’s Eurodollar rate plus 1.00% to 1.75% or its prime rate plus 0.00% to 0.25%, based upon the Company’s debt ratio as specified in the Credit Agreement. A commitment fee of 0.20% to 0.35% per annum (based upon the Company’s debt ratio) on the unused portion of the revolving credit line is payable quarterly in arrears. As of September 30, 2006, the Company had no borrowings outstanding under the Credit Agreement and $100 million was available for future borrowings.

The Credit Agreement is secured by the Company’s domestic inventory and accounts receivable, 100% of the stock of the Company’s domestic subsidiaries, 65% of the voting capital stock of each direct foreign subsidiary and substantially all of the other tangible and intangible assets of the Company and its domestic subsidiaries. The Credit Agreement contains customary financial covenants as to working capital, debt leverage, fixed charges, and consolidated net worth, and restricts the ability of the Company to incur additional debt, pay dividends, sell assets, and to merge or consolidate with other persons, without the consent of the banks. As of September 30, 2006, the Company was in compliance with all such covenants and restrictions.

The Company’s Thailand subsidiary has a credit agreement with Kasikornbank Public Company Limited (the Thai Credit Agreement). The Thai Credit Agreement provides that the lender will make available to the Company’s Thailand subsidiary up to approximately $16 million in revolving loans and machinery loans. The Thai Credit Agreement is secured by land, buildings and machinery in Thailand. In addition, the Thai Credit Agreement provides for approximately $1.6 million (62 million Thai baht) in working capital availability in the form of working capital loans (10 million Thai baht) and bank guarantees (52 million Thai baht). Availability of funds under the Thai Credit Agreement is reviewed annually and is currently accessible through September 2007. As of September 30, 2006, the Company’s Thailand subsidiary had no working capital borrowings outstanding.

Note 6 – Inventories

Inventory costs are summarized as follows:

	September 30,	December 31,
	2006	2005
Raw materials	$351,828	$240,354
Work in process	89,130	89,380
Finished goods	91,152	31,820
	$532,110	$361,554

Note 7 – Income Taxes

Income tax expense consists of the following:

	Nine Months Ended
	September 30,
	2006	2005
Federal – Current	$10,353	$13,597
Foreign – Current	712	4,205
State – Current	2,791	607
Deferred	1,462	335
	$15,318	$18,744

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

The Company has been granted certain tax incentives, including tax holidays, for its subsidiaries in China, Ireland, and Thailand. These tax incentives, including tax holidays, expire on various dates through 2010, and are subject to certain conditions with which the Company expects to comply.  The net impact of these tax incentives was to lower income tax expense for the nine month periods ended September 30, 2006 and 2005 by approximately $12.7 million (approximately $0.19 per diluted share) and $5.0 million (approximately $0.08 per diluted share), respectively.

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

The Company has three reportable operating segments: the Americas, Europe, and Asia. Information about operating segments was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net sales:
Americas	$657,579	$486,856	$1,937,789	$1,409,550
Asia	260,126	154,316	669,992	425,461
Europe	95,645	43,920	282,893	153,764
Elimination of intersegment sales	(243,801)	(123,640)	(720,710)	(356,924)
	$769,549	$561,452	$2,169,964	$1,631,851
Depreciation and amortization:
Americas	$3,491	$3,315	$10,201	$10,646
Asia	2,671	2,071	7,365	5,787
Europe	171	336	491	1,053
Corporate	646	804	1,902	2,174
	$6,979	$6,526	$19,959	$19,660
Income from operations:
Americas	$19,261	$18,251	$63,451	$55,714
Asia	20,836	12,392	50,647	33,229
Europe	2,195	312	399	(2,210)
Corporate and intersegment eliminations	(7,689)	(6,268)	(21,037)	(16,505)
	$34,603	$24,687	$93,460	$70,228
Capital expenditures:
Americas	$5,463	$7,066	$15,209	$19,099
Asia	2,150	6,407	12,071	14,829
Europe	309	59	802	92
	$7,922	$13,532	$28,082	$34,020

	September 30,	December 31,
	2006	2005
Total assets:
Americas	$1,078,747	$1,000,018
Asia	323,318	230,938
Europe	111,679	61,425
Corporate	6,117	6,027
	$1,519,861	$1,298,408

The following enterprise-wide information is provided in accordance with SFAS No. 131.  Geographic net sales information reflects the destination of the product shipped.  Long-lived assets information is based on the physical location of the asset.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net sales derived from:
Printed circuit boards	$551,268	$437,273	$1,594,408	$1,283,314
Systems integration	218,281	124,179	575,556	348,537
	$769,549	$561,452	$2,169,964	$1,631,851
Geographic net sales:
United States	$581,471	$449,078	$1,661,867	$1,275,902
Netherlands	85,035	33,916	237,170	122,462
Asia	31,678	18,382	78,475	47,900
Other Europe	65,462	55,635	176,736	172,832
Other Foreign	5,903	4,441	15,716	12,755
	$769,549	$561,452	$2,169,964	$1,631,851

	September 30,	December 31,
	2006	2005
Long-lived assets:
United States	$58,875	$53,868
Asia	41,944	37,468
Europe	1,520	1,172
Other Foreign	8,923	8,416
	$111,262	$100,924

Note 9 – Supplemental Cash Flow Information

The following is additional information concerning supplemental disclosures of cash payments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Income taxes paid, net	$7,136	$4,437	$17,884	$9,296
Interest paid	101	51	216	296

Note 10 – Contingencies

The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

The Company has settled the previously reported payable dispute with Compaq Computer Corporation, a former customer of a predecessor company (AVEX) acquired by the Company in 1999. On October 12, 2006, the Company entered into a binding settlement agreement disposing of all claims between the parties on terms not considered material to the Company.

The Company is subject to examination by tax authorities for varying periods in various US and foreign taxing jurisdictions. During the course of such examinations disputes occur as to matters of fact and/or law. Also, in most taxing jurisdictions the passage of time without examination will result in the expiration of applicable statutes of limitations thereby precluding taxing authorities from conducting an examination of the tax period(s) for which such statute of limitations has expired. The Company believes that it has adequately provided for its tax liabilities.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS No. 154). SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 was effective for accounting changes and corrections of errors made after January 1, 2006. The Company has made no accounting changes in the nine months ended September 30, 2006.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  SAB 108 requires that public companies utilize a dual-approach to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment.  Financial statements would require adjustment when a misstatement is material.  Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended.  SAB 108 is effective for fiscal years ending after November 15, 2006, and the Company intends to apply SAB 108 in connection with the preparation of its annual financial statements for the year ended December 31, 2006. The Company does not believe the adoption of SAB 108 will have a material impact on its financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements’’ (SFAS 157), which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands the requisite disclosures for fair value measurements. SFAS 157 is effective in fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of adopting SFAS 157 on its consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Post-retirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132R” (SFAS 158). This statement requires recognition of the over-funded or under-funded status of defined benefit post-retirement plans as an asset or liability, respectively, in the statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which changes occur. SFAS 158 also requires measurement of the funded status of a plan as of the date of the statement of financial position. The provisions of SFAS 158 are effective for fiscal years ending after December 15, 2006.  The Company is currently evaluating the effect of adopting SFAS 158 on its consolidated results of operations and financial condition.

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

The components of the restructuring charges during the first nine months of 2006 were as follows:

	Americas	Europe	Total
Severance costs	$619	$1,455	$2,074
Facility lease costs	219	448	667
Other exit costs	706	1,031	1,737
	$ 1,544	$2,934	$4,478

During the first nine months of 2006, the Company recorded approximately $2.1 million of employee termination costs associated with the involuntary terminations of 218 identified employees in connection with the various facility closures and consolidations. The identified involuntary employee terminations by reportable geographic region amounted to approximately 118 and 100 for the Americas and Europe, respectively.

During the first nine months of 2006, the Company recorded approximately $0.7 million for facility lease costs, including $0.4 million for facility lease obligations and $0.3 million for facility abandonment and refurbishment costs. The restructuring charges recorded during the first nine months of 2006 also included approximately $1.7 million for other exit costs.

The following table summarizes the provisions, the respective payments, and the remaining accrued balance as of September 30, 2006 for estimated restructuring charges incurred in the first nine months of 2006:

		Facility	Other
		Lease	Exit	Total
	Severance	Costs	Costs	Costs
Balance as of December 31, 2005	$—	$—	$—	$—
Provision for charges incurred	1,526	756	487	2,769
Payments	(63)	—	—	(63)
Foreign exchange adjustments	(4)	(2)	(1)	(7)
Balance as of March 31, 2006	1,459	754	486	2,699
Provision for charges incurred	361	9	891	1,261
Payments	(1,269)	(4)	(422)	(1,695)
Non-cash charges incurred	—	—	(500)	(500)
Foreign exchange adjustments	14	45	(1)	58
Balance as of June 30, 2006	565	804	454	1,823
Provision for charges incurred	187	(98)	359	448
Payments	(110)	(456)	(17)	(583)
Non-cash charges incurred	—	—	(172)	(172)
Foreign exchange adjustments	3	(1)	53	55
Balance as of September 30, 2006	$645	$249	$677	$1,571

Accruals related to restructuring activities are recorded in accrued liabilities in the accompanying condensed consolidated balance sheets. The Company expects to pay all restructuring charges by the end of 2006.

Note 13 – Subsequent Events

On October 16, 2006, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with Pemstar Inc., a Minnesota corporation (Pemstar), and the Company’s wholly owned subsidiary, Autobahn Acquisition Corp., a Minnesota corporation (Sub), whereby Sub will merge with and into Pemstar (the Merger), with Pemstar surviving the Merger as a wholly owned subsidiary of the Company.

Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of common stock, par value $0.01 per share, of Pemstar not owned by the Company, Pemstar or Sub will be converted into the right to receive 0.160 of a share of common stock, par value $0.10 per share, of the Company.  The Merger Agreement contains customary anti-dilution provisions in the event of a stock split, stock dividend, special cash dividend or similar event.

It is intended that the Merger will qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended.  Consummation of the Merger is subject to closing conditions that include, among others, (i) approval of the Merger by Pemstar’s shareholders and (ii) expiration or termination of any waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The Merger is expected to close in the first calendar quarter of 2007, subject to the timing of completion of regulatory reviews.

The Merger Agreement contains certain termination rights for each of Pemstar and the Company and further provides that, upon termination of the Merger Agreement under circumstances described in more detail in the Merger Agreement, Pemstar will pay the Company a termination fee of $12 million.

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

As our customers have continued to expand their globalization strategy during the past several years, we have continued to make the necessary changes to align our business operations with our customers’ demand. These changes include, among other activities, moving production between facilities, reducing staff levels, realigning our business processes and reorganizing our management. During 2006, we will continue to expand our low-cost capacity while realigning and further strengthening our global footprint to support continued business opportunities. Restructuring charges associated with these realignment efforts, primarily related to the closure of our Leicester, England and Loveland, Colorado facilities, are estimated to be approximately $5.0 million (pre-tax) during 2006. Restructuring charges incurred during the first nine months of 2006 were $4.5 million (pre-tax). We believe that our global manufacturing presence of 16 facilities in seven countries increases our ability to be responsive to our customers’ needs by providing accelerated time-to-market and time-to-volume production of high quality products. These capabilities should enable us to build stronger strategic relationships with our customers and to become a more integral part of their operations. Our customers face challenges in planning, procuring and managing their inventories efficiently due to customer demand fluctuations, product design changes, short product life cycles and component price fluctuations. We employ production management systems to manage their procurement and manufacturing processes in an efficient and cost-effective manner so that, where possible, components arrive on a just-in-time, as-and-when needed basis. We are a significant purchaser of electronic components and other raw materials, and can capitalize on the economies of scale associated with our relationships with suppliers to negotiate price discounts, obtain components and other raw materials that are in short supply, and return excess components. Our expertise in supply chain management and our relationships with suppliers across the supply chain enables us to reduce our customers’ cost of goods sold and inventory exposure.

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

Summary of Results

Sales for the three months ended September 30, 2006 increased 37% to $769.5 million compared to $561.4 million for the same period of 2005. The increase in our sales reflects new program revenues from both existing and new customers. During the third quarter of 2006, our two largest customers together represented 49% of our sales. Sales to our largest customer, Sun Microsystems, Inc., represented 39% of our sales in the third quarter of 2006 compared to 26% of our sales in the third quarter of 2005. Sales to our two largest customers increased to $376.5 million in the third quarter of 2006 from $227.8 million in the third quarter of 2005. Looking forward, we anticipate that revenues from our top customer will decline in whole dollars and as a percentage of revenues as products are maturing and the second sourcing for certain products and potential customer rationalization of products occurs.

Our gross profit as a percentage of sales decreased to 6.8% during the third quarter of 2006 from 7.2% in the third quarter of 2005. We do experience fluctuations in gross profit from period to period. Comparing 2006 to 2005, the fluctuations were due to changes in production levels, production mix, inventory levels, new program ramps, product crossovers and other factors. In addition, a number of our new and higher volume programs remain subject to competitive constraints that could exert downward pressure on our margins in the near future. There can be no assurance that our gross profit will not decrease in future periods.

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

We are subject to examination by tax authorities for varying periods in various US and foreign taxing jurisdictions. During the course of such examinations disputes occur as to matters of fact and/or law. Also, in most taxing jurisdictions the passage of time without examination will result in the expiration of applicable statutes of limitations thereby precluding the taxing authority from conducting an examination of the tax period(s) for which such statute of limitations has expired. We believe that we have adequately provided for our tax liabilities.

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

Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss would be recognized to the extent that the carrying amount exceeds the asset’s fair value. We completed the annual impairment test during the fourth quarter of 2005 and determined that no impairment existed as of the date of the impairment test. Goodwill is measured at the reporting unit level, which we have determined to be consistent with our operating segments as defined in Note 8 to the Condensed Consolidated Financial Statements in Item 1 of this report, by determining the fair values of the reporting units using a discounted cash flow model and comparing those fair values to the carrying values, including goodwill, of the reporting unit. As of September 30, 2006, we had net goodwill of approximately $113.0 million. Circumstances that may lead to impairment of goodwill include unforeseen decreases in future performance or industry demand, and the restructuring of our operations as a result of a change in our business strategy.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	93.2	92.8	93.1	92.9
Gross profit	6.8	7.2	6.9	7.1
Selling, general and administrative expenses	2.2	2.8	2.4	2.8
Restructuring charges	0.1	—	0.2	—
Income from operations	4.5	4.4	4.3	4.3
Other income, net	0.2	0.4	0.2	0.3
Income before income taxes	4.7	4.7	4.5	4.6
Income tax expense	0.9	1.1	0.7	1.2
Net income	3.8%	3.6%	3.8%	3.4%

Sales

Sales for the third quarter of 2006 were $769.5 million, a 37% increase from sales of $561.4 million for the same quarter in 2005. The increase of $208.1 million resulted from increased sales under new programs and increased activity with existing customers across all industry sectors. This increase included a $114.0 million increase in printed circuit board assembly (PCBA) sales volume and a $94.1 million increase attributable to sales activity associated with new and existing systems integration customers. Sales for the nine months ended September 30, 2006 were $2.2 billion, a 33% increase from sales of $1.6 billion for the same period in 2005. The increase of $538.1 million resulted from increased sales under new programs and increased activity with existing customers across all industry sectors. This increase included a $311.1 million increase in PCBA sales volume and a $227.0 million increase attributable to sales activity associated with new and existing systems integration customers.

Our manufacturing and assembly operations include printed circuit boards and subsystem assembly, box build and systems integration. Systems integration is the process of integrating subsystem and PCBAs and, often, downloading and integrating software, to produce a fully configured product. Systems integration is a value-added service that is not separable from our overall contract manufacturing service. Sales from the operation of our systems integration facilities represented 27% and 21% of our sales for the nine months ended September 30, 2006 and 2005, respectively.

The following table sets forth, for the periods indicated, the percentages of our sales by industry sector.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Computers & related products for business enterprises	60%	52%	59%	56%
Telecommunication equipment	11	16	11	14
Industrial control equipment	10	12	11	12
Medical devices	13	12	13	12
Testing & instrumentation products	6	8	6	6
	100%	100%	100%	100%

A substantial percentage of our sales have been made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. Sales to our largest customer, Sun Microsystems, Inc., represented 39% of our sales in the third quarter of 2006 compared to 26% of our sales in the third quarter of 2005. Sales to our two largest customers increased to $376.5 million in the third quarter of 2006 from $227.8 million in the third quarter of 2005, an increase of 65%. Looking forward, we anticipate that revenues from our top customer will decline in whole dollars and as a percentage of revenues as products are maturing and the second sourcing for certain products and potential customer rationalization of products occurs. Our future sales are dependent on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on us.

Our international operations are subject to the risks of doing business abroad. These dynamics have not had a material adverse effect on our results of operations through September 30, 2006. However, we cannot provide assurance that there will not be an adverse impact in the future. During the first nine months of 2006 and 2005, 36% and 35%, respectively, of our sales were from our international operations.

Gross Profit

Gross profit increased 30% to $52.3 million for the third quarter of 2006 from $40.3 million in the same quarter of 2005. Gross profit as a percentage of sales decreased to 6.8% during the third quarter of 2006 from 7.2% in the third quarter of 2005. Gross profit increased 29% to $149.9 million for the first nine months of 2006 from $116.5 million in the same period of 2005. Gross profit as a percentage of sales decreased to 6.9% during the first nine months of 2006 from 7.1% in the same period of 2005. We do experience fluctuations in gross profit from period to period.

Comparing 2006 to 2005, the fluctuations were due to changes in production levels, production mix, inventory levels, new program ramps, product crossovers and other factors. Different programs can contribute different gross profits depending on factors such as the types of services involved, location of production, size of the program, complexity of the product, and level of material costs associated with the various products. New programs can contribute relatively less to our gross profit in their early stages when manufacturing volumes are usually lower, resulting in inefficiencies and unabsorbed manufacturing overhead costs. In addition, a number of our new and higher volume programs remain subject to competitive constraints that could exert downward pressure on our margins in the near future. There can be no assurance that our gross profit will not decrease in future periods.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 10% to $17.2 million in the third quarter of 2006 from $15.6 million in the third quarter of 2005 and increased 12% to $52.0 million in the first nine months of 2006 from $46.3 million in the first nine months of 2005. The increase in selling, general and administrative expenses during 2006 is partially due to recognition of stock-based compensation expense resulting from the adoption of SFAS No. 123R.  Additional increases are a result of corporate and administrative expenses necessary to support the increased size and complexity of our business. Selling, general and administrative expenses, as a percentage of sales, were 2.2% and 2.8%, respectively, for the third quarter of 2006 and 2005, and 2.4% and 2.8%, respectively, for the first nine months of 2006 and 2005. The decrease in selling, general and administrative expenses as a percentage of sales is primarily associated with the increase in sales.

Restructuring Charges

We recognized $0.4 million and $4.5 million in restructuring charges during the third quarter of 2006 and the first nine months of 2006, respectively, related to reductions in workforce and the re-sizing and closure of certain facilities. In connection with these activities, we recorded restructuring charges for employee termination costs and other restructuring-related costs.

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

Income Tax Expense

Income tax expense of $15.3 million represented an effective tax rate of 15.5% for the nine months ended September 30, 2006, compared with $18.7 million at an effective tax rate of 25.1% for the same period in 2005. The decrease in the effective tax rate is primarily due to a tax benefit of $4.8 million related to the closure of our Leicester, England facility recorded in the first quarter of 2006 and an increase in tax-exempt income in certain foreign locations. See Note 7 to the Condensed Consolidated Financial Statements in Item 1 of this report.

Net Income

We reported net income of approximately $83.4 million, or diluted earnings of $1.28 per share for the first nine months of 2006, compared with net income of approximately $55.9 million, or diluted earnings of $0.87 per share for the same period of 2005. The net increase of $27.4 million in 2006 was due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our growth and operations through funds generated from operations, proceeds from the sale of our securities and funds borrowed under our credit facilities. Cash and cash equivalents increased to $114.0 million at September 30, 2006 from $110.8 million at December 31, 2005.

Cash used in operating activities was $53.5 million in the first nine months of 2006. The cash used in operations during this period consisted primarily of $83.4 million of net income adjusted for $20.0 million of depreciation and amortization, a $108.4 million increase in accounts payable and a $6.9 million increase in accrued liabilities, offset by an $84.7 million increase in accounts receivable and a $170.2 million increase in inventories. Working capital was $745.4 million at September 30, 2006 and $646.4 million at December 31, 2005. The increase in working capital during the nine months ended September 30, 2006 is due to the overall increased business activity that we have seen in 2006. Inventory levels have been impacted by increased inventory levels built based on our customers’ forecasts, which have proven to be aggressive and inaccurate in some cases due to mix changes in end customer demand and new programs.

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

Cash provided by investing activities was $35.2 million for the nine months ended September 30, 2006 primarily due to the sales and maturity of our short-term investments offset by the purchase of additional property, plant and equipment and short-term investments. Capital expenditures of $28.1 million were primarily concentrated in manufacturing production equipment in Asia and the Americas to support our ongoing business and to expand certain existing manufacturing operations.

Cash provided by financing activities was $20.7 million for the nine months ended September 30, 2006. During the first nine months of 2006, we received $14.7 million from the exercise of stock options and $6.0 million in federal tax benefits of stock options exercised.

Under the terms of a Credit Agreement (the Credit Agreement), we have a $100.0 million three-year revolving credit line for general corporate purposes which can be increased to a total of $200.0 million and which will expire on January 20, 2008. Interest on outstanding borrowings under the Credit Agreement is payable quarterly, at our option, at either the bank’s Eurodollar rate plus 1.00% to 1.75% or its prime rate plus 0.00% to 0.25%, based upon our debt ratio as specified in the Credit Agreement. A commitment fee of 0.20% to 0.35% per annum (based upon our debt ratio) on the unused portion of the revolving credit line is payable quarterly in arrears. As of September 30, 2006, we had no borrowings outstanding under the Credit Agreement and $100.0 million was available for future borrowings.

The Credit Agreement is secured by our domestic inventory and accounts receivable, 100% of the stock of our domestic subsidiaries, and 65% of the voting capital stock of each direct foreign subsidiary and substantially all of our and our domestic subsidiaries’ other tangible and intangible assets. The Credit Agreement contains customary financial covenants as to working capital, debt leverage, fixed charges, and consolidated net worth, and restricts our ability to incur additional debt, pay dividends, sell assets and to merge or consolidate with other persons without the consent of the banks. As of September 30, 2006, we were in compliance with all such covenants and restrictions.

Our Thailand subsidiary has a credit agreement with Kasikornbank Public Company (the Thai Credit Agreement). The Thai Credit Agreement provides that the lender will make available to our Thailand subsidiary up to approximately $16 million in revolving loans and machinery loans. The Thai Credit Agreement is secured by land, buildings and machinery in Thailand. In addition, the Thai Credit Agreement provides for approximately $1.6 million (62 million Thai baht) in working capital availability in the form of working capital loans (10 million Thai baht) and bank guarantees (52 million Thai baht). Availability of funds under the Thai Credit Agreement is reviewed annually and is currently accessible through September 2007. As of September 30, 2006, our Thailand subsidiary had no working capital borrowings outstanding.

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

As of September 30, 2006, we had cash and cash equivalents totaling $114.0 million, short-term investments totaling $150.9 million and $100.0 million available for borrowings under our revolving credit line. We believe that during the next twelve months, our capital expenditures will be approximately $40 to $50 million, principally for machinery and equipment to support our ongoing business around the globe, in addition to our planned expansion in Asia, primarily a new building in China. Management believes that our existing cash and short-term investment balances and funds generated from operations will be sufficient to permit us to meet our liquidity requirements over the next twelve months. Management further believes that our ongoing cash flows from operations and any borrowings we may incur under our credit facilities will enable us to meet operating cash requirements in future years. Should we desire to consummate significant acquisition opportunities, our capital needs would increase and could possibly result in our need to increase available borrowings under our revolving credit facility or access public or private debt and equity markets. There can be no assurance, however, that we would be successful in raising additional debt or equity on terms that we would consider acceptable.

CONTRACTUAL OBLIGATIONS

We have certain contractual obligations for operating leases that were summarized in a table of Contractual Obligations in our Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes to our contractual obligations, outside of the ordinary course of our business, since December 31, 2005.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2006, we did not have any significant off-balance sheet financing arrangements.  We have no unconsolidated special purpose entities.

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

•                  Inflationary economies or currencies; and

•                  Economic and political instability.

We do not use derivative financial instruments for speculative purposes. Our practice is to maintain a hedged position for certain significant transaction exposures. These exposures are primarily, but not limited to, vendor payments and inter-company balances in currencies other than the currency in which our foreign operation primarily generates and expends cash. Our international operations in some instances operate in a natural hedge because both operating expenses and a portion of sales are denominated in local currency. In the future, significant transactions involving our international operations may cause us to consider engaging in hedging transactions to attempt to mitigate our exposure to fluctuations in foreign exchange rates. As of September 30, 2006, we did not have any foreign currency hedges. Our sales are substantially denominated in U.S. dollars. Our foreign currency cash flows are generated in certain Asian and European countries, Mexico and Brazil.

We are also exposed to market risk for changes in interest rates, a portion of which relates to our short-term investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place cash and cash equivalents and investments with various major financial institutions. We protect our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by generally investing in investment grade securities. As of September 30, 2006, the outstanding amount in the short-term investment portfolio was $150.9 million of auction rate securities with an average return of 3.6%.

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

We have settled the previously disclosed payable dispute with Compaq Computer Corporation, a former customer of a predecessor company (AVEX) acquired by us in 1999. On October 12, 2006, we entered into a binding settlement agreement disposing of all claims between the parties on terms not considered material to Benchmark.

Item 1A.         Risk Factors.

There are no material changes to the risk factors set forth in Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, except for those related to the acquisition of Pemstar. The Company’s risk factors related to the Pemstar acquisition are incorporated by reference into this Item 1A by reference to the Company’s Registration Statement on Form S-4 filed on November 6, 2006.

Item 2.            Unregistered Sales Of Equity Securities And Use Of Proceeds.

None.

Item 3.            Defaults Upon Senior Securities.

None.

Item 4.            Submission of Matters to a Vote of Security Holders.

None.

Item 5.            Other Information.

None.

Item 6.            Exhibits.

  2.1       Agreement and Plan of Merger dated as of October 16, 2006, among Pemstar Inc., Benchmark Electronics, Inc. and Autobahn Acquisition Corp. (incorporated by reference to exhibit 2.1 to the Company’s Form 8-K dated October 16, 2006 and filed on October 18, 2006).

31.1       Section 302 Certification of Chief Executive Officer

31.2       Section 302 Certification of Chief Financial Officer

32.1       Section 1350 Certification of Chief Executive Officer

32.2       Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 9, 2006.

BENCHMARK ELECTRONICS, INC.
(Registrant)

By:	/s/ Cary T. Fu
Cary T. Fu
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gayla J. Delly
Gayla J. Delly
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

2.1

Agreement and Plan of Merger dated as of October 16, 2006, among Pemstar Inc., Benchmark Electronics, Inc. and Autobahn Acquisition Corp. (incorporated by reference to exhibit 2.1 to the Company’s Form 8-K dated October 16, 2006 and filed on October 18, 2006).

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer