Form 10-K
period 2006-12-31
BENCHMARK ELECTRONICS INC
filed 2007-03-01
CIK 863436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                              Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒  No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer and non-accelerated filer” in Rule 12b—2 of the Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b—2 of the Act).
Yes  ☐  No  ☒

As of June 30, 2006, the number of outstanding Common Shares was 64,444,010.  As of such date, the aggregate market value of the Common Shares held by non-affiliates, based on the closing price of the Common Shares on the New York Stock Exchange on such date, was approximately $1.5 billion.

As of February 28, 2007, there were 72,100,797 Common Shares of Benchmark Electronics, Inc., par value $0.10 per share, outstanding.

Documents Incorporated by Reference:

Portions of the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders (Part III, Items 10-13).

PART I

Item 1.  Business

Background

Benchmark Electronics, Inc., formerly named Electronics, Inc., began operations in 1979 and was incorporated under Texas law in 1981 as a wholly-owned subsidiary of Intermedics, Inc., a medical implant manufacturer based in Angleton, Texas. In 1986, Intermedics sold 90% of the outstanding common shares of the Company to Electronic Investors Corp., a corporation formed by Donald E. Nigbor, Steven A. Barton and Cary T. Fu, three of our executive officers. In 1988, Electronic Investors Corp. was merged into Benchmark, and in 1990 we completed the initial public offering of our common shares.

General

We are in the business of manufacturing electronics and we provide our services to original equipment manufacturers (OEMs) of computers and related products for business enterprises, medical devices, industrial control equipment, testing and instrumentation products, and telecommunication equipment. The services that we provide are commonly referred to as electronics manufacturing services (EMS). We offer our customers comprehensive and integrated design and manufacturing services, from initial product design to volume production and direct order fulfillment. We also provide specialized engineering services, including product design, printed circuit board layout, prototyping and test development. We believe that we have developed strengths in the manufacturing process for large, complex, high-density printed circuit boards as well as the ability to manufacture high and low volume products in lower cost regions such as Brazil, China, Mexico, Romania and Thailand.

As our customers expand internationally, they increasingly require their EMS partners to have strategic regional locations and global procurement capabilities. We believe that our global manufacturing presence increases our ability to be responsive to our customers’ needs by providing accelerated time-to-market and time-to-volume production of high quality products. These capabilities should enable us to build stronger strategic relationships with our customers and to become a more integral part of their operations. Our customers face challenges in planning, procuring and managing their inventories efficiently due to fluctuations in customer demand, product design changes, short product life cycles and component price fluctuations. We employ production management systems to manage their procurement and manufacturing processes in an efficient and cost-effective manner so that, where possible, components arrive on a just-in-time, as-and-when needed basis. We are a significant purchaser of electronic components and other raw materials, and can capitalize on the economies of scale associated with our relationships with suppliers to negotiate price discounts, obtain components and other raw materials that are in short supply, and return excess components. Our expertise in supply chain management and our relationships with suppliers across the supply chain enable us to reduce our customers’ cost of goods sold and inventory exposure.

We currently operate a total of 64 surface mount production lines (where electrical components are soldered directly onto printed circuit boards) at our domestic facilities and 86 surface mount production lines at our international facilities. Our worldwide facilities include 1.5 million square feet in our domestic facilities in Alabama, California, Minnesota, New Hampshire, North Dakota, Oregon, Texas and Washington; and 1.4 million square feet in our international facilities in Brazil, China, Ireland, Mexico, the Netherlands, Romania, Singapore and Thailand.

Our capabilities have continued to grow through acquisitions and through internal expansion. On January 8, 2007, we completed the acquisition of Pemstar Inc. (Pemstar), a publicly traded EMS company headquartered in Rochester, Minnesota. With the acquisition of Pemstar, our global operations now include 24 facilities in nine countries. This acquisition expanded our customer base and deepened our engineering and systems integration capabilities. The July 2002 acquisition of ACT Manufacturing (Thailand) Public Company Limited and ACT Manufacturing Holdings UK Limited provided us with additional manufacturing capacity in Thailand. We have expanded our manufacturing capacity in Thailand with a printed circuit board assembly (PCBA) facility in Korat in 2004 and a new systems integration facility in Ayudhaya in 2005. In January 2006, we opened a facility in Rochester, Minnesota. Additionally, we expanded our relationships with certain customers during 2003 and added a new systems integration facility in Redmond, Washington. In 2002, we opened a PCBA facility in Suzhou, China that began production during 2003.

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

•                  Focus on High-End Products in Growth Industries. EMS providers produce products for a wide range of OEMs in different industries, such as consumer electronics, Internet-focused businesses and information technology equipment. The product scope ranges from easy to assemble, low-cost high-volume products targeted for the consumer market to complicated state-of-the-art, mission critical electronic hardware targeted for military, medical and other high-end computer use. Similarly, OEMs’ customers range from consumer-oriented companies that compete primarily on price and redesign their products every year to manufacturers of high-end telecommunications equipment and computer and related products for business enterprises that compete on technology and quality. We currently offer state-of-the-art products for industry leaders who require specialized engineering design and production services, as well as high volume manufacturing capabilities to our customer base. Our ability to offer both of these types of services enables us to expand our business relationships.

•                  Deliver Complete High and Low Volume Manufacturing Solutions Globally. We believe OEMs are increasingly requiring a wide range of specialized engineering and manufacturing services from EMS providers in order to reduce costs and accelerate their time-to-market and time-to-volume production. Building on our integrated engineering and manufacturing capabilities, we offer services from initial product design and test to final product assembly and distribution to OEM customers. Our systems integration assembly and direct order fulfillment services allow our customers to reduce product cost and risk of product obsolescence by reducing their total work-in-process and finished goods inventory. These services are available at many of our manufacturing locations. We also offer our customers high volume production in low cost regions of the world, such as Brazil, China, Mexico, Romania and Thailand. These full service capabilities allow us to offer customers the flexibility to move quickly from design and initial product introduction to production and distribution. We offer our customers the opportunity to combine the benefits of low cost manufacturing (for the portions of their products or systems that can benefit from the use of these geographic areas) with the benefits and capabilities of our higher complexity support of systems integration in Asia, Europe or the United States.

•                  Leverage Advanced Technological Capabilities. In addition to traditional strengths in manufacturing large, complex high-density printed circuit boards we offer customers advanced design, technology and manufacturing solutions for their primary products. We provide this engineering expertise through our design capabilities in each of our facilities, and in our design centers. We believe our capabilities help our customers improve product performance and reduce costs.

•                  Continue to Seek Cost Savings and Efficiency Improvements. We seek to optimize our facilities to provide cost-efficient services for our customers. We provide operations in lower cost locations, including Brazil, China, Mexico, Romania and Thailand, and we continue to expand our presence in these lower cost locations to meet the needs of our customers.

•                  Continue Our Global Expansion. A network of strategically positioned facilities can reduce costs, simplify and shorten an OEM’s supply chain and thus reduce the time it takes to bring product to market. We are committed to geographic expansion in order to support our customers with cost-effective and timely delivery of quality products and services worldwide. Our acquisition of facilities in Romania and the Netherlands has expanded our service scope to provide a global manufacturing solution to our customers through our 24 facilities in nine countries located in Brazil, China, Ireland, Mexico, the Netherlands, Romania, Singapore, Thailand and the United States.

•                  Pursue Strategic Acquisitions. Our capabilities have continued to grow through acquisitions and we will continue to selectively seek acquisition opportunities. Our acquisitions, including the Pemstar acquisition, have enhanced our business in the following ways:

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

Services We Provide

Engineering. We coordinate and integrate our design, prototype and other engineering capabilities. Through this approach, we provide a broad range of engineering services, including dedicated production lines for prototypes. These services strengthen our relationships with manufacturing customers and attract new customers requiring specialized engineering services.

To assist customers with initial design, we offer computer assisted engineering, computer aided design, engineering for manufacturability, circuit board layout and test development. We also provide industrial design and tooling for product manufacturing. After product design, we offer quickturn prototyping and we assist with the transition to volume production. By participating in product design and prototype development, we can reduce manufacturing costs and accelerate the cycle from product introduction to large-scale production.

Supply Chain Management. Supply chain management consists of planning, purchasing, expediting and warehousing components and materials. Our inventory management and volume procurement capabilities contribute to cost reductions and reduce total cycle time. Our materials strategy is focused on leveraging our procurement volume while providing local execution for maximum flexibility at the division level. In addition, our systems integration facilities have developed material processes required to support system integration operations.

Assembly and Manufacturing. Our manufacturing and assembly operations include printed circuit boards and subsystem assembly, box build and systems integration, the process of integrating sub-systems and downloading software before producing a fully configured product. We sometimes purchase the printed circuit boards used in our assembly operations from third parties. A substantial portion of our sales is derived from the manufacture and assembly of complete products. We employ various inventory management techniques, such as just-in-time, ship-to-stock and autoreplenish, which are programs designed to ensure timely, convenient and efficient delivery of assembled products to our customers. As OEMs seek greater functionality in smaller products, they increasingly require more sophisticated manufacturing technologies and processes. Our investment in advanced manufacturing equipment and our experience in innovative packaging and interconnect technologies enable us to offer a variety of advanced manufacturing solutions. These packaging and interconnect technologies include:

•                  chip scale packaging, the part of semiconductor manufacturing in which the semiconductor die is bonded and sealed into a ceramic or plastic package which physically protects the semiconductor device; and

•                  ball grid array, a method of attaching components to a printed circuit board through balls of solder that are arranged in a grid pattern.

Testing. We offer computer-aided testing of assembled printed circuit boards, subsystems and systems, which contributes significantly to our ability to consistently deliver high-quality products. We work with customers to develop product-specific test strategies. Our test capabilities include manufacturing defect analysis, in-circuit tests to assess the circuitry of the board and functional tests to confirm that the board or assembly operates in accordance with its final design and manufacturing specifications. We either custom design test equipment and software ourselves or use test equipment and software provided by our customers. In addition, we provide environmental stress tests of assemblies of boards or systems.

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

Our key customer accounts are supported by a dedicated team, including a global account manager who is directly responsible for account management. Global account managers coordinate activities across divisions to effectively satisfy customer requirements and have direct access to our executive management to quickly address customer concerns. Local customer account teams further support the global teams and are linked by a comprehensive communications and information management infrastructure. In addition, our executive management, including our chief executive officer, Cary Fu, and our president, Gayla Delly, are heavily involved in customer relations and devote significant attention to broadening existing, and developing new, customer relationships.

The following table sets forth the percentages of our sales by industry for 2006, 2005 and 2004.

	2006	2005	2004
Computers & related products for business enterprises	58%	56%	58%
Medical devices	13	12	9
Telecommunication equipment	12	14	13
Industrial control equipment	11	12	12
Testing & instrumentation products	6	6	8

A substantial percentage of our sales have been made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. During 2006, our largest customer, Sun Microsystems, Inc., represented 39% of our total sales, an increase from 30% of our sales in 2005. Sales to our two largest customers increased to $1.4 billion in 2006 from $997.8 million in 2005, an increase of 37%. Looking forward to 2007, we anticipate that revenues from our top customer will decline by approximately 25% of this customer’s 2006 revenues due to maturing products and second sourcing activity for certain products. Our future sales are dependent on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on us.

Suppliers

We maintain a network of suppliers of components and other materials used in our operations. We procure components when a purchase order or forecast is received from a customer and occasionally utilize components or other materials for which a supplier is the single source of supply. If any of these single source suppliers were to be unable to provide these materials, a shortage of these components could temporarily interrupt our operations and lower our profits until such time as an alternate component could be identified and qualified for use. Although we experience component shortages and longer lead times for various components from time to time, we have generally been able to reduce the impact of the component shortages by working with customers to reschedule deliveries, by working with suppliers to provide the needed components using just-in-time inventory programs, or by purchasing components at somewhat higher prices from distributors, rather than directly from manufacturers. In addition, by developing long-term relationships with suppliers, we have been better able to minimize the effects of component shortages compared to manufacturers without such relationships. These procedures reduce, but do not eliminate, our inventory risk.

Backlog

We had a backlog of approximately $1.9 billion at December 31, 2006, as compared to the 2005 year-end backlog of $1.7 billion. Backlog consists of purchase orders received, including, in some instances, forecast requirements released for production under customer contracts. The increase in backlog is attributable to the organic growth of our business. Although we expect to fill substantially all of our year-end backlog during 2007, we currently do not have long-term agreements with all of our customers and customer orders can be canceled, changed or delayed by customers. The timely replacement of canceled, changed or delayed orders with orders from new customers cannot be assured, nor can there be any assurance that any of our current customers will continue to utilize our services. Because of these factors, our backlog is not a meaningful indicator of future financial results.

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

In addition, in recent years, original design manufacturers (ODMs) that provide design and manufacturing services to OEMs have significantly increased their share of outsourced manufacturing services provided to OEMs in markets such as notebook and desktop computers, personal computer motherboards, and consumer electronic products. Competition from ODMs may increase if our business in these markets grows or if ODMs expand further into or beyond these markets.

Governmental Regulation

Our operations, and the operations of businesses that we acquire, are subject to certain foreign, federal, state and local regulatory requirements relating to security clearance, environmental, waste management, and health and safety matters. We believe we operate in substantial compliance with all applicable requirements. However, material costs and liabilities may arise from these requirements or from new, modified or more stringent requirements, which could affect our earnings and competitive position. In addition, our past, current and future operations, and those of businesses we acquire, may give rise to claims of exposure by employees or the public or to other claims or liabilities relating to environmental, waste management or health and safety concerns.

We periodically generate and temporarily handle limited amounts of materials that are considered hazardous waste under applicable law. We contract for the off-site disposal of these materials and have implemented a waste management program to address related regulatory issues.

Employees

As of December 31, 2006, we employed 9,548 people, of whom 7,142 were engaged in manufacturing and operations, 1,110 in materials control and procurement, 609 in design and development, 268 in marketing and sales, and 419 in administration. None of our domestic employees are represented by a labor union. In certain international locations, our employees are represented by labor unions and by works councils. Some European countries also often have mandatory legal provisions regarding terms of employment, severance compensation and other conditions of employment that are more restrictive than U.S. laws. We have never experienced a strike or similar work stoppage and we believe that our employee relations are satisfactory.

Segments and International Operations

With the acquisition of Pemstar, Benchmark has 24 manufacturing facilities in the Americas, Europe, and Asia regions to serve its customers. Benchmark is operated and managed geographically and management evaluates performance and allocates Benchmark’s resources on a geographic basis. We currently operate outside the United States in Brazil, China, Ireland, Mexico, the Netherlands, Romania, Singapore and Thailand. During 2006 and 2005, 37% and 35%, respectively, of our sales were from our international operations. The increase in the percentage of international sales for 2006 as compared to 2005 primarily reflects the additional sales resulting from the operation of the facilities in Thailand, including the Thailand systems integration facility which began operations in August 2005. As a result of continuous customer demand overseas, we expect foreign sales to continue to increase. Our foreign sales and operations are subject to risk of doing business abroad, including fluctuations in the value of currency, export duties, import controls and trade barriers, including stoppages, longer payment cycles, greater difficulty in accounts receivable collection, burdens of complying with a wide variety of foreign laws and, in certain parts of the world, political instability. While, to date, these factors have not had a material adverse effect on Benchmark’s results of operations, we can make no assurances that there will not be an adverse impact in the future. See Note 8 and Note 12 of Notes to Consolidated Financial Statements in Item 8 of this report for segment and geographical information.

Available Information

Our internet address is www.bench.com. We make available free of charge through our internet website our filings with the Securities and Exchange Commission (SEC), including our annual reports on Form 10—K, quarterly reports on Form 10—Q, current reports on Form 8—K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the SEC. All reports we file with the SEC are also available free of charge via EDGAR through the SEC’s website at www.sec.gov or to read and copy at the SEC Public Reference Room located at 400 F Street, N.E., Washington, D.C. 20549. You can obtain information on the operation of the Public Reference Room by called the SEC at 1-800-SEC-0330.

Item 1A.  Risk Factors

The loss of a major customer would adversely affect us.

A substantial percentage of our sales have been made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. During 2006, our largest customer represented 39% of our sales. Looking forward to 2007, we anticipate that revenues from our top customer will decline by approximately 25% of this customer’s 2006 revenues due to maturing products and second sourcing activity for certain products. Our future sales are dependent on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on us.

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

•                  testing and instrumentation products; and

•                  telecommunication equipment.

Often, these industries are subject to rapid technological change, vigorous competition and short product life cycles. When our customers are adversely affected by these factors, we may be similarly affected.

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

The integration of Pemstar and other acquired operations may pose difficulties for us.

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

Our profitability will suffer if we are unable to successfully integrate the Pemstar acquisition and manage any future acquisitions that we might pursue, or if we do not achieve sufficient revenue to offset the increased expenses associated with these acquisitions.

Pemstar has a history of unprofitable operations.

Pemstar has incurred a net loss from continuing operations of $20.9 million during its fiscal year ended March 31, 2006 and had accumulated losses of $162.1 million as of March 31, 2006. Prior to our acquisition of Pemstar, Pemstar management took a number of actions intended to reduce its fixed and other costs and reverse its history of unprofitable operations. As a result of the actions taken during its fiscal year 2006, Pemstar incurred restructuring and related charges of $10.5 million for that year. Subsequent to our acquisition of Pemstar on January 8, 2007, we have implemented organizational changes, initiated overhead reduction efforts and streamlined the corporate structure. We cannot assure you that these actions will be sufficient to make the operations acquired from Pemstar profitable; therefore the operations acquired may continue to sustain losses.

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

Our customers may cancel their orders, change production quantities, delay production or change their sourcing strategy.

EMS providers must provide increasingly rapid product turnaround for their customers. We generally do not obtain firm, long-term purchase commitments from our customers and we continue to experience reduced lead-times in customer orders. Customers may cancel their orders, change production quantities, delay production or change their sourcing strategy for a number of reasons. The success of our customers’ products in the market affects our business. Cancellations, reductions, delays or changes in their sourcing strategy by a significant customer or by a group of customers could negatively impact our operating income.

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

We have completed the installation of an Enterprise Resource Planning system in many of our manufacturing sites and in our corporate location. Complications with the implementation of these information systems in the remaining plants to replace the existing Manufacturing Resource Planning systems and financial information systems used by these sites could result in material adverse consequences, including disruption of operations, loss of information and unanticipated increases in cost.

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

We currently operate outside the United States in Brazil, China, Ireland, Mexico, the Netherlands, Romania, Singapore and Thailand. During 2006, 2005 and 2004, 37%, 35% and 30%, respectively, of our sales were from our international operations. These international operations may be subject to a number of risks, including:

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

We are involved in various legal proceedings.

In the past, we have been notified of claims relating to various matters including intellectual property rights, contractual matters or other issues arising in the ordinary course of business. In the event of such a claim, we may be required to spend a significant amount of money to defend or otherwise address the claim. Any litigation, even where a claim is without merit, could result in substantial costs and diversion of resources. Accordingly, the resolution or adjudication of such disputes, even those encountered in the ordinary course of business, could have a material adverse effect on our business, consolidated financial conditions and results of operations. See Note 14 and 18 to the consolidated financial statements in Item 8 of this report.

Our success will continue to depend to a significant extent on our executives.

We depend significantly on certain key executives, including, but not limited to, Cary T. Fu, Donald F. Adam, Gayla J. Delly and Steven A. Barton. The unexpected loss of the services of any one of these executive officers would have an adverse effect on us.

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

The second directive is the Waste Electrical and Electronic Equipment Directive under which a manufacturer or importer will be required, at its own cost, to take back and recycle all of the products it manufactured in or imported into the EU.

Both directives will affect the worldwide electronics, and electronics components, industries as a whole, and collaborative efforts among suppliers, distributors and customers to develop compliant processes have begun. If we or our customers fail in the future to comply with such laws and regulations, then we could incur liabilities and fines and our operations could be suspended.

The Pemstar acquisition on January 8, 2007 increased our indebtedness.

As a direct result of the Pemstar acquisition, we assumed approximately $86 million of indebtedness. Since the acquisition date of January 8, 2007, this outstanding debt has been reduced by over $60 million. We have the ability to borrow approximately $100 million under our revolving credit line. In addition, we could incur additional indebtedness in the future in the form of bank loans, notes or convertible securities. An increase in the level of our indebtedness, among other things, could:

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

The following chart summarizes our principal manufacturing facilities owned or leased by Benchmark and its subsidiaries:

Location	Sq. Ft.	Ownership
Almelo, the Netherlands (1)	132,000	Leased
Angleton, Texas	109,000	Owned
Austin, Texas (1)	93,000	Leased
Ayudhaya, Thailand (2)	243,000	Owned
Ayudhaya, Thailand (3)	60,000	Leased
Ayudhaya, Thailand (1)	180,000	Owned
Beaverton, Oregon	77,000	Leased
Brasov, Romania (1)	30,000	Leased
Campinas, Brazil	40,000	Leased
Dublin, Ireland	104,000	Leased
Dunseith, North Dakota (1)	47,000	Owned
Dunseith, North Dakota (1)	53,000	Leased
Guadalajara, Mexico	150,000	Leased
Hudson, New Hampshire	170,000	Leased
Huntsville, Alabama (2)	276,000	Owned
Huntsville, Alabama (3)	144,000	Leased
Korat, Thailand	126,000	Owned
Navan, Ireland (1)	26,000	Leased
Redmond, Washington	79,000	Leased
Rochester, Minnesota (1)	260,000	Leased
Rochester, Minnesota	35,000	Leased
San Jose, California (1)	17,000	Leased
Shenzhen, China (1)	141,000	Leased
Suzhou, China	115,000	Leased
Singapore (1)	48,000	Leased
Singapore (4)	8,000	Leased
Winona, Minnesota	199,000	Owned

Total	2,962,000

(1)   Facility acquired as of January 8, 2007.

(2)   PCBA facility.

(3)   Systems integration facility.

(4)   Engineering and international procurement facility.

We lease other facilities in Minnesota with a total of 41,000 sq. ft. that house individuals that provide engineering services. We also own facilities in Rangsit, Thailand wit

h a total of 90,000 sq. ft. and in Tianjin, China with a total of 306,000 sq. ft. that are currently not in operation. Our leased facility in Navan, Ireland will be combined into a single facility with our Dublin facility during 2007.

Item 3.  Legal Proceedings

We are involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position or results of operations.

Pemstar is also involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of such matters will not have a material adverse effect on our consolidated financial position or results of operations.

Currently, Pemstar is subject to the following legal proceedings outside the ordinary course of business.

On June 16, 2005 a putative class action was filed by an individual shareholder against Pemstar and certain of its officers and directors. The lawsuit is pending in the United States District Court for the District Court of Minnesota and is captioned: In re PEMSTAR INC. Securities Litigation, Civil Action No. 05-CV-01182 — JMR/FLN. The lawsuit alleges violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 and Section 11 of the Securities Act of 1933. An Amended Complaint was filed on November 28, 2005. The plaintiff alleges, in essence, that the defendants defrauded Pemstar’s shareholders by failing to timely disclose the circumstances around the discrepancies in the accounting of the Mexico facility that generated a restatement. The lawsuit also alleges that the registration statement filed by Pemstar in connection with a secondary offering contained false, material misrepresentations. The plaintiff seeks to represent a class of persons who purchased Pemstar stock from January 30, 2003 through and including January 12, 2005. The Amended Complaint does not specify an amount of damages. The Company and the individuals will vigorously defend against the claim and believe the lawsuit is without merit.

On July 26, 2005, an individual who claims to own Pemstar shares filed a derivative action in Olmsted County District Court captioned: Michael Tittle, et al. v. Allen Berning, et al. Civil No. 55-CO-05-003235. An Amended Complaint was filed on November 11, 2005. The lawsuit alleges that Pemstar’s Board of Directors breached their fiduciary duties by allowing circumstances to exist that generated a restatement. The lawsuit includes allegations that the defendants believe have been released as part of the settlement of a prior derivative lawsuit. On February 6, 2007, the Court entered an order and judgment to dismiss the action with prejudice.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common shares are listed on the New York Stock Exchange under the symbol “BHE.” The following table shows the high and low sales prices for our common shares as reported on the New York Stock Exchange for the quarters (or portions thereof) indicated, as adjusted for the March 2006 three-for-two stock split.

	High	Low
2007
First quarter (through February 28, 2007)	$25.26	$21.16
2006
Fourth quarter	$29.92	$23.62
Third quarter	$27.39	$20.95
Second quarter	$28.90	$21.54
First quarter	$25.95	$22.09
2005
Fourth quarter	$22.74	$18.14
Third quarter	$22.18	$18.39
Second quarter	$21.59	$16.69
First quarter	$22.97	$20.11

The last reported sale price of our common shares on February 28, 2007, as reported by the New York Stock Exchange, was $21.49. There were approximately 763 record holders of our common shares as of February 28, 2007.

We have not paid any cash dividends on our common shares in the past. In addition, our credit facility includes restrictions on the amount of dividends we may pay to shareholders.

Performance Graph

The following Performance Graph compares the cumulative total shareholder return on our common shares for the five-year period commencing December 31, 2001 and ending December 31, 2006, with the cumulative total return of the Standard & Poor’s 500 Stock Index (which does not include Benchmark), and the Peer Group, which is composed of Celestica Inc., Suntron Corp (formerly EFTC Corp), Flextronics International, Ltd., Jabil Circuit, Inc., Plexus Corp, Sanmina-SCI Corp, and Solectron Corporation. Dividend reinvestment has been assumed.

NOTES: Assumes $100 invested on December 31, 2001 in Benchmark Electronics, Inc. Common Shares, in the S&P 500, and in the Peer Group Index. Reflects month-end dividend reinvestment, and annual reweighting of the Peer Group Index portfolios.

Item 6.  Selected Financial Data

(in thousands, except per share data)	Year Ended December 31,
	2006	2005	2004	2003	2002
Selected Statements of Income Data
Sales	$2,907,304	$2,257,225	$2,001,340	$1,839,821	$1,630,020
Cost of sales	2,707,781	2,095,623	1,847,573	1,689,548	1,505,166
Gross profit	199,523	161,602	153,767	150,273	124,854
Selling, general and administrative expenses	69,299	62,322	61,108	64,976	64,191
Contract settlement (1)	—	—	—	(8,108)	—
Restructuring charges (2)	4,723	—	—	2,815	—
Asset impairments (2)	—	—	—	—	1,608
Income from operations	125,501	99,280	92,659	90,590	59,055
Interest expense	(354)	(330)	(1,705)	(7,714)	(11,385)
Interest income	8,824	7,786	4,516	3,842	4,430
Other income (expense)	(2,214)	(922)	(1,317)	(3,708)	2,866
Income tax expense (3)	(20,080)	(25,225)	(23,162)	(27,574)	(19,073)
Net income	$111,677	$80,589	$70,991	$55,436	$35,893
Earnings per share: (4)
Basic	$1.74	$1.29	$1.15	$0.97	$0.69
Diluted	$1.71	$1.25	$1.11	$0.93	$0.67
Weighted average number of shares outstanding:
Basic	64,306	62,682	61,701	57,186	51,606
Diluted	65,121	64,279	63,697	62,148	53,397

(in thousands)	December 31,
	2006	2005	2004	2003	2002
Selected Balance Sheet Data
Working capital	$760,892	$646,363	$569,938	$465,879	$392,373
Total assets	1,406,120	1,298,408	1,092,001	1,038,038	932,251
Total debt	—	—	—	21,028	137,167
Shareholders’ equity	$985,022	$846,119	$751,517	$664,325	$499,030

(1)          During the first quarter of 2003, the Company settled and released various claims arising out of customer manufacturing agreements. In connection with the settlement of these claims, the Company recorded a non-cash gain totaling $8.1 million.

(2)          See Note 15 to the Consolidated Financial Statements for a discussion of the restructuring charges occurring in 2006. In connection with the closing of the Scotland facility in the fourth quarter of 2003, the Company recorded $2.8 million in restructuring charges. During 2002, the Company recorded asset impairments of approximately $1.6 million for the write-down of assets held for sale to fair value.

(3)          During the first quarter of 2006, the Company recorded a $4.8 million tax benefit for the write-off of the investment in the Leicester, England subsidiary.

(4)          See Note 1 to the Consolidated Financial Statements for the basis of computing earnings per share.

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

OVERVIEW

We are in the business of manufacturing electronics and provide our services to original equipment manufacturers (OEMs) of computers and related products for business enterprises, medical devices, industrial control equipment, testing and instrumentation products, and telecommunication equipment. The services that we provide are commonly referred to as electronics manufacturing services (EMS). We offer our customers comprehensive and integrated design and manufacturing services, from initial product design to volume production and direct order fulfillment. We also provide specialized engineering services, including product design, printed circuit board layout, prototyping, and test development. We believe that we have developed strengths in the manufacturing process for large, complex, high-density printed circuit boards as well as the ability to manufacture high and low volume products in lower cost regions such as Brazil, China, Mexico, Romania and Thailand.

As our customers have continued to expand their globalization strategy during the past several years, we have continued to make the necessary changes to align our business operations with our customers’ demand. These changes include, among other activities, moving production between facilities, reducing staff levels, realigning our business processes and reorganizing our management. Restructuring charges associated with these realignment efforts, primarily related to the closure of our Leicester, England and Loveland, Colorado facilities, were approximately $4.7 million (pre-tax) during 2006. During 2007, we will continue to expand our low-cost capacity while realigning and further strengthening our global footprint to support continued business opportunities. We believe that our global manufacturing presence increases our ability to be responsive to our customers’ needs by providing accelerated time-to-market and time-to-volume production of high quality products. These capabilities should enable us to build stronger strategic relationships with our customers and to become a more integral part of their operations. Our customers face challenges in planning, procuring and managing their inventories efficiently due to customer demand fluctuations, product design changes, short product life cycles and component price fluctuations. We employ production management systems to manage their procurement and manufacturing processes in an efficient and cost-effective manner so that, where possible, components arrive on a just-in-time, as-and-when needed basis. We are a significant purchaser of electronic components and other raw materials, and can capitalize on the economies of scale associated with our relationships with suppliers to negotiate price discounts, obtain components and other raw materials that are in short supply, and return excess components. Our expertise in supply chain management and our relationships with suppliers across the supply chain enables us to reduce our customers’ cost of goods sold and inventory exposure.

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

Summary of 2006 Results

Sales for the year ended December 31, 2006 increased 29% to $2.9 billion compared to $2.3 billion for the same period of 2005. The increase in our sales reflects new program revenues from both existing and new customers. Sales to our largest customer, Sun Microsystems, Inc., represented 39% of our sales in 2006 compared to 30% of our sales in 2005. Sales to our two largest customers increased to $1.4 billion in 2006 from $997.8 million in 2005, an increase of 37%. Looking forward to 2007, we anticipate that revenues from our top customer will decline by approximately 25% of this customer’s 2006 revenues due to maturing products and second sourcing activity for certain products.

Our gross profit as a percentage of sales decreased to 6.9% in 2006 from 7.2% in 2005. We do experience fluctuations in gross profit from period to period. Comparing 2006 to 2005, the fluctuations were due to changes in production levels, production mix, inventory levels, new program ramps, product crossovers and other factors. In addition, a number of our new and higher volume programs remain subject to competitive constraints that could exert downward pressure on our margins in the near future. There can be no assurance that our gross profit will not decrease in future periods.

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

Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss would be recognized to the extent that the carrying amount exceeds the asset’s fair value. We completed the annual impairment test during the fourth quarter of 2006 and determined that no impairment existed as of the date of the impairment test. Goodwill is measured at the reporting unit level, which we have determined to be consistent with our operating segments as defined in Note 12 to the Consolidated Financial Statements in Item 8 of this report, by determining the fair values of the reporting units using a discounted cash flow model and comparing those fair values to the carrying values, including goodwill, of the reporting unit. As of December 31, 2006, we had net goodwill of approximately $113.0 million. Circumstances that may lead to impairment of goodwill include unforeseen decreases in future performance or industry demand, and the restructuring of our operations as a result of a change in our business strategy.

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

Recently Enacted Accounting Principles

See Note 1 to the Consolidated Financial Statements in Item 8 of this report for a discussion of recently enacted accounting principles.

RESULTS OF OPERATIONS

The following table presents the percentage relationship that certain items in our Consolidated Statements of Income bear to sales for the periods indicated. The financial information and the discussion below should be read in conjunction with the Consolidated Financial Statements and Notes thereto in Item 8 of this report.

	Year ended December 31,
	2006	2005	2004
Sales	100.0%	100.0%	100.0%
Cost of sales	93.1	92.8	92.3
Gross profit	6.9	7.2	7.7
Selling, general and administrative expenses	2.4	2.8	3.1
Restructuring charges	0.2	—	—
Income from operations	4.3	4.4	4.6
Other income	0.2	0.3	0.1
Income before income taxes	4.5	4.7	4.7
Income tax expense	(0.7)	(1.1)	(1.2)
Net income	3.8%	3.6%	3.5%

Year Ended December 31, 2006 Compared With Year Ended December 31, 2005

Sales

Sales for 2006 were $2.9 billion, a 29% increase from sales of $2.3 billion in 2005. The increase of $650.1 million resulted from increased sales under new programs and increased activity with existing customers across all industry sectors. This increase included a $331.0 million increase in printed circuit board assembly (PCBA) sales volume and a $319.1 million increase attributable to sales activity associated with new and existing systems integration customers.

Our manufacturing and assembly operations include printed circuit boards and subsystem assembly, box build and systems integration. Systems integration is the process of integrating subsystem and PCBAs and, often, downloading and integrating software, to produce a fully configured product. Systems integration is a value-added service that is not separable from our overall contract manufacturing service. Sales from the operation of our systems integration facilities represented 28% and 23% of our sales for the years ended December 31, 2006 and 2005.

The following table sets forth the percentages of our sales by industry for 2006 and 2005.

	2006	2005
Computers & related products for business enterprises	58%	56%
Medical devices	13	12
Telecommunication equipment	12	14
Industrial control equipment	11	12
Testing & instrumentation products	6	6
	100%	100%

A substantial percentage of our sales have been made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. Sales to our largest customer, Sun Microsystems, Inc., represented 39% of our sales in 2006 compared to 30% of our sales in 2005. Sales to our two largest customers increased to $1.4 billion in 2006 from $997.8 million in 2005, an increase of 37%. Looking forward to 2007, we anticipate that revenues from our top customer will decline by approximately 25% of this customer’s 2006 revenues due to maturing products and second sourcing activity for certain products. Our future sales are dependent on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on us. See Note 9 to the Consolidated Financial Statements in Item 8 of this report.

Our international operations are subject to the risks of doing business abroad. These dynamics have not had a material adverse effect on our results of operations through December 31, 2006. However, we can make no assurances that there will not be an adverse impact in the future. See Item 1A for factors pertaining to our international sales and fluctuations in the exchange rates of foreign currency and for further discussion of potential adverse effects in operating results associated with the risks of doing business abroad. During 2006 and 2005, 37% and 35%, respectively, of our sales were from our international operations. The increase in the percentage of international sales for 2006 as compared to 2005 primarily reflects the additional sales resulting from the operation of the facilities in Thailand, including the Thailand systems integration facility which began operations in August 2005.

We had a backlog of approximately $1.9 billion at December 31, 2006, as compared to the 2005 year-end backlog of $1.7 billion. Backlog consists of purchase orders received, including, in some instances, forecast requirements released for production under customer contracts. We believe the increase in backlog is attributable to the organic growth of our business. Although we expect to fill substantially all of our backlog during 2007, at December 31, 2006, we did not have long-term agreements with all of our customers and customer orders can be canceled, changed or delayed by customers. The timely replacement of canceled, changed or delayed orders with orders from new customers cannot be assured, nor can there be any assurance that any of our current customers will continue to utilize our services. Because of these factors, backlog is not a meaningful indicator of future financial results.

Gross Profit

Gross profit increased 23% to $199.5 million for 2006 from $161.6 million in 2005. Gross profit as a percentage of sales decreased to 6.9% during 2006 from 7.2% in 2005. We do experience fluctuations in gross profit from period to period. Comparing 2006 to 2005, the fluctuations were due to changes in production levels, production mix, inventory levels, new program ramps, product crossovers and other factors. Different programs can contribute different gross profits depending on factors such as the types of services involved, location of production, size of the program, complexity of the product, and level of material costs associated with the various products. New programs can contribute relatively less to our gross profit in their early stages when manufacturing volumes are usually lower, resulting in inefficiencies and unabsorbed manufacturing overhead costs. In addition, a number of our new and higher volume programs remain subject to competitive constraints that could exert downward pressure on our margins in the near future. There can be no assurance that our gross profit will not decrease in future periods.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 11% to $69.3 million in 2006 from $62.3 million in 2005. The increase in selling, general and administrative expenses during 2006 is partially due to the recognition of $2.6 million of stock-based compensation expense resulting from the adoption of SFAS No. 123R. Additional increases are a result of corporate and administrative expenses necessary to support the increased size and complexity of our business. Selling, general and administrative expenses, as a percentage of sales, were 2.4% and 2.8%, respectively, for 2006 and 2005. The decrease in selling, general and administrative expenses as a percentage of sales is primarily associated with the increase in sales.

Restructuring Charges

We recognized $4.7 million in restructuring charges during 2006 related to reductions in workforce and the re-sizing and closure of certain facilities. In connection with these activities, we recorded restructuring charges for employee termination costs and other restructuring-related costs.

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

Income Tax Expense

Income tax expense of $20.1 million represented an effective tax rate of 15.2% in 2006, compared with $25.2 million at an effective tax rate of 23.8% in 2005. The decrease in the effective tax rate is primarily due to a tax benefit of $4.8 million related to the closure of our Leicester, England facility recorded in the first quarter of 2006 and an increase in tax-exempt income in certain foreign locations. See Note 8 to the Consolidated Financial Statements in Item 8 of this report.

Net Income

We reported net income of approximately $111.7 million, or diluted earnings per share of $1.71 for 2006, compared with net income of approximately $80.6 million, or diluted earnings per share of $1.25 for 2005. The net increase of $31.1 million in 2006 was due to the factors discussed above.

Year Ended December 31, 2005 Compared With Year Ended December 31, 2004

Sales

Sales for 2005 were $2.3 billion, a 13% increase from sales of $2.0 billion in 2004. The increase of $255.9 million resulted from increased sales under new programs and increased activity with existing customers. This increase included a $249.4 million increase in PCBA sales volume and a $6.5 million increase attributable to sales activity associated with new and existing systems integration customers.

Sales from the operation of our systems integration facilities represented 23% and 25% of our sales for the years ended December 31, 2005 and 2004.

The following table sets forth the percentages of our sales by industry for 2005 and 2004.

	2005	2004
Computers & related products for business enterprises	56%	58%
Medical devices	12	9
Telecommunication equipment	14	13
Industrial control equipment	12	12
Testing & instrumentation products	6	8
	100%	100%

During 2005 and 2004, 35% and 30%, respectively, of our sales were from our international operations. The increase in the percentage of international sales for 2005 as compared to 2004 primarily reflected the additional sales resulting from the operation of the facilities in Thailand, including the Thailand systems integration facility which began operations in August 2005 and the Korat facility which began operations in September 2004.

We had a backlog of approximately $1.7 billion at December 31, 2005, as compared to the 2004 year-end backlog of $1.6 billion.

Gross Profit

Gross profit increased 5% to $161.6 million for 2005 from $153.8 million in 2004. Gross profit as a percentage of sales for 2005 and 2004, respectively, decreased to 7.2% from 7.7%. Gross profit as a percentage of sales decreased because of the effect of market pricing trends, new program ramps and product transitions during 2005. These activities combined to impact the level of efficiency in our production and negatively impacted our gross profit.

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

Interest Expense

Interest expense was approximately $0.3 million and $1.7 million, respectively, in 2005 and 2004. The decrease is primarily due to lower fees associated with the three-year $100 million credit agreement entered into on January 20, 2005. See Note 5 to the Consolidated Financial Statements in Item 8 of this report.

Income Tax Expense

Income tax expense of $25.2 million represented an effective tax rate of 23.8% for the year ended December 31, 2005, compared with $23.2 million at an effective tax rate of 24.6% for the year ended December 31, 2004. The decrease in the effective tax rate is primarily due to higher estimated income tax benefits for 2005 in foreign tax jurisdictions as compared to 2004 and net income tax benefits related to certain previously filed U.S. tax returns. See Note 8 to the Consolidated Financial Statements in Item 8 of this report.

Net Income

We reported net income of approximately $80.6 million, or diluted earnings per share of $1.25 for 2005, compared with net income of approximately $71.0 million, or diluted earnings per share of $1.11 for 2004. The net increase of $9.6 million in 2005 was due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our growth and operations through funds generated from operations, proceeds from the sale of our securities and funds borrowed under our credit facilities. Cash and cash equivalents increased to $123.9 million at December 31, 2006 from $110.8 million at December 31, 2005.

Cash used in operating activities was $80.5 million in 2006. The cash used in operations during 2006 consisted primarily of $111.7 million of net income adjusted for $27.4 million of depreciation and amortization, offset by a $106.0 million increase in accounts receivable, a $58.4 million increase in inventories and a $36.9 million decrease in accounts payable. Working capital was $760.9 million at December 31, 2006 and $646.4 million at

December 31, 2005. The increase in working capital during 2006 is due to the overall increased level of business activity during the year.

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

Cash provided by investing activities was $71.3 million for the year ended December 31, 2006 primarily due to the sales and maturity of our short-term investments offset by the purchase of additional property, plant and equipment and short-term investments. Capital expenditures of $42.3 million were primarily concentrated in manufacturing production equipment in Asia and the Americas to support our ongoing business and to expand certain existing manufacturing operations.

Cash provided by financing activities was $21.3 million for the year ended December 31, 2006. During 2006, we received $16.1 million from the exercise of stock options and $5.2 million in federal tax benefits of stock options exercised.

Under the terms of a Credit Agreement (the Credit Agreement), we have a $100.0 million three-year revolving credit line for general corporate purposes which can be increased to a total of $200.0 million and which will expire on January 20, 2008. Interest on outstanding borrowings under the Credit Agreement is payable quarterly, at our option, at either the bank’s Eurodollar rate plus 1.00% to 1.75% or its prime rate plus 0.00% to 0.25%, based upon our debt ratio as specified in the Credit Agreement. A commitment fee of 0.20% to 0.35% per annum (based upon our debt ratio) on the unused portion of the revolving credit line is payable quarterly in arrears. As of December 31, 2006, we had no borrowings outstanding under the Credit Agreement and $100.0 million was available for future borrowings.

The Credit Agreement is secured by our domestic inventory and accounts receivable, 100% of the stock of our domestic subsidiaries, and 65% of the voting capital stock of each direct foreign subsidiary and substantially all of our and our domestic subsidiaries’ other tangible and intangible assets. The Credit Agreement contains customary financial covenants as to working capital, debt leverage, fixed charges, and consolidated net worth, and restricts our ability to incur additional debt, pay dividends, sell assets and to merge or consolidate with other persons without the consent of the banks. As of December 31, 2006, we were in compliance with all such covenants and restrictions.

Our Thailand subsidiary has a credit agreement with Kasikornbank Public Company (the Thai Credit Agreement). The Thai Credit Agreement provides that the lender will make available to our Thailand subsidiary up to approximately $16 million in revolving loans and machinery loans. The Thai Credit Agreement is secured by land, buildings and machinery in Thailand. In addition, the Thai Credit Agreement provides for approximately $1.7 million (62 million Thai baht) in working capital availability in the form of working capital loans (10 million Thai baht) and bank guarantees (52 million Thai baht). Availability of funds under the Thai Credit Agreement is reviewed annually and is currently accessible through September 2007. As of December 31, 2006, our Thailand subsidiary had no working capital borrowings outstanding.

Our operations, and the operations of businesses we acquire, are subject to certain foreign, federal, state and local regulatory requirements relating to security clearance, environmental, waste management, health and safety matters. We believe we operate in substantial compliance with all applicable requirements and we seek to ensure that newly acquired businesses comply or will comply substantially with applicable requirements. To date the costs of compliance and workplace and environmental remediation have not been material to us. However, material costs and liabilities may arise from these requirements or from new, modified or more stringent requirements in the future. In addition, our past, current and future operations, and the operations of businesses we have or may acquire, may give rise to claims of exposure by employees or the public, or to other claims or liabilities relating to environmental, waste management or health and safety concerns.

As a direct result of the Pemstar acquisition, we assumed approximately $86 million of indebtedness. Since the acquisition date of January 8, 2007, this outstanding debt has been reduced by over $60 million.

As of December 31, 2006, we had cash and cash equivalents totaling $123.9 million, short-term investments totaling $100.5 million and $100.0 million available for borrowings under our revolving credit line. We believe that during the next twelve months, our capital expenditures will be approximately $45 to $55 million, principally for machinery and equipment to support our ongoing business around the globe, in addition to our planned expansion in Asia, primarily a new building in China. Management believes that our existing cash and short-term investment balances and funds generated from operations will be sufficient to permit us to meet our liquidity requirements over the next twelve months. Management further believes that our ongoing cash flows from operations and any borrowings we may incur under our credit facilities will enable us to meet operating cash requirements in future years. Should we desire to consummate significant acquisition opportunities, our capital needs would increase and could possibly result in our need to increase available borrowings under our revolving credit facility or access public or private debt and equity markets. There can be no assurance, however, that we would be successful in raising additional debt or equity on terms that we would consider acceptable.

CONTRACTUAL OBLIGATIONS

We have certain contractual obligations that extend out beyond 2007 under lease obligations. Non-cancelable purchase commitments do not typically extend beyond the normal lead-time of several weeks. Purchase orders beyond this time frame are typically cancelable. We do not utilize off-balance sheet financing techniques other than traditional operating leases and we have not guaranteed the obligations of any entity that is not one of our wholly-owned subsidiaries. The total contractual cash obligations in existence at December 31, 2006 due pursuant to contractual commitments are:

	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$35,256	$7,485	$11,106	$5,649	$11,016

These payments do not give effect to our acquisition of Pemstar that was completed on January 8, 2007.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2006, we did not have any significant off-balance sheet arrangements. See Note 10 to the Consolidated Financial Statements in Item 8 of this report.

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

•                  Inflationary economies or currencies; and

•                  Economic and political instability.

We do not use derivative financial instruments for speculative purposes. Our practice is to maintain a hedged position for certain significant transaction exposures. These exposures are primarily, but not limited to, vendor payments and inter-company balances in currencies other than the currency in which our foreign operation primarily generates and expends cash. Our international operations in some instances operate in a natural hedge because both operating expenses and a portion of sales are denominated in local currency. In the future, significant transactions involving our international operations may cause us to consider engaging in hedging transactions to attempt to mitigate our exposure to fluctuations in foreign exchange rates. As of December 31, 2006, we did not have any foreign currency hedges. Our sales are substantially denominated in U.S. dollars. Our foreign currency cash flows are generated in certain Asian and European countries, Mexico and Brazil. With the acquisition of Pemstar, we expect an increase in foreign currency cash flows.

We are also exposed to market risk for changes in interest rates, a portion of which relates to our short-term investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place cash and cash equivalents and investments with various major financial institutions. We protect our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by generally investing in investment grade securities. As of December 31, 2006, the outstanding amount in the short-term investment portfolio was $100.5 million of auction rate securities with an average return of 3.9%.

Item 8.  Financial Statements and Supplementary Data

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
(in thousands, except for par value)	2006	2005
Assets
Current assets:
Cash and cash equivalents	$123,872	$110,845
Short-term investments	100,460	215,960
Accounts receivable, net of allowance for doubtful accounts of $1,430 and $5,318, respectively	462,953	356,440
Inventories, net	420,347	361,554
Prepaid expenses and other assets	56,444	31,380
Deferred tax asset	6,534	8,327
Total current assets	1,170,610	1,084,506
Property, plant and equipment, net	110,912	94,140
Goodwill, net	112,999	112,978
Other, net	11,599	6,784
	$1,406,120	$1,298,408

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$335,470	$371,887
Income taxes payable	31,300	29,694
Accrued liabilities	42,948	36,562
Total current liabilities	409,718	438,143

Other long-term liabilities	2,306	2,460
Deferred tax liability	9,074	11,686
Shareholders’ equity:
Preferred shares, $0.10 par value; 5,000 shares authorized, none issued	—	—
Common shares, $0.10 par value; 145,000 shares authorized; issued — 64,862 and 63,360, respectively; outstanding — 64,751 and 63,249, respectively	6,475	6,325
Additional paid-in capital	586,349	560,969
Retained earnings	398,949	287,272
Accumulated other comprehensive loss	(6,479)	(8,175)
Less treasury shares, at cost; 111 shares	(272)	(272)
Total shareholders’ equity	985,022	846,119
Commitments and contingencies
	$1,406,120	$1,298,408

See accompanying notes to consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

	Year ended December 31,
(in thousands, except per share data)	2006	2005	2004
Sales	$2,907,304	$2,257,225	$2,001,340
Cost of sales	2,707,781	2,095,623	1,847,573
Gross profit	199,523	161,602	153,767
Selling, general and administrative expenses	69,299	62,322	61,108
Restructuring charges	4,723	—	—
Income from operations	125,501	99,280	92,659
Interest expense	(354)	(330)	(1,705)
Interest income	8,824	7,786	4,516
Other expense	(2,214)	(922)	(1,317)
Income before income taxes	131,757	105,814	94,153
Income tax expense	(20,080)	(25,225)	(23,162)
Net income	$111,677	$80,589	$70,991
Earnings per share:
Basic	$1.74	$1.29	$1.15
Diluted	$1.71	$1.25	$1.11

Weighted average number of shares outstanding:
Basic	64,306	62,682	61,701
Diluted	65,121	64,279	63,697

See accompanying notes to consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Year ended December 31,
(in thousands, except per share data)	2006	2005	2004
Net income	$111,677	$80,589	$70,991
Other comprehensive income:
Foreign currency translation adjustments	1,772	3,473	2,150
Other	(76)	—	—
Comprehensive income	$113,373	$84,062	$73,141

Accumulated foreign currency translation losses were $6.4 million and $8.2 million at December 31, 2006 and 2005, respectively. Foreign currency translation adjustments consist of adjustments to consolidate subsidiaries that use the local currency as their functional currency and transaction gains and losses related to intercompany dollar-denominated debt that is not expected to be repaid in the foreseeable future.

See accompanying notes to consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(in thousands)	Shares	Common shares	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury shares	Total shareholders’ equity
Balances, December 31, 2003	61,353	$6,135	536,568	135,692	(13,798)	(272)	664,325
Stock-based compensation expense	—	—	164	—	—	—	164
Stock options exercised	928	93	7,779	—	—	—	7,872
Federal tax benefit of stock options exercised	—	—	3,975	—	—	—	3,975
Common shares issued under Employee Stock Purchase Plan	122	12	1,954	—	—	—	1,966
Federal tax benefit of Employee Stock Purchase Plan	—	—	74	—	—	—	74
Comprehensive income	—	—	—	70,991	2,150	—	73,141

Balances, December 31, 2004	62,403	6,240	550,514	206,683	(11,648)	(272)	751,517
Stock options exercised	729	73	5,995	—	—	—	6,068
Federal tax benefit of stock options exercised	—	—	2,375	—	—	—	2,375
Common shares issued under Employee Stock Purchase Plan	117	12	2,003	—	—	—	2,015
Federal tax benefit of Employee Stock Purchase Plan	—	—	82	—	—	—	82
Comprehensive income	—	—	—	80,589	3,473	—	84,062

Balances, December 31, 2005	63,249	6,325	560,969	287,272	(8,175)	(272)	846,119
Stock-based compensation expense	—	—	2,952	—	—	—	2,952
Stock split	(1)	—	(66)	—	—	—	(66)
Stock options exercised	1,503	150	15,920	—	—	—	16,070
Federal tax benefit of stock options exercised	—	—	6,512	—	—	—	6,512
Federal tax benefit of Employee Stock Purchase Plan	—	—	62	—	—	—	62
Comprehensive income	—	—	—	111,677	1,696	—	113,373
Balances, December 31, 2006	64,751	$6,475	586,349	398,949	(6,479)	(272)	985,022

See accompanying notes to consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2006	2005	2004
Cash flows from operating activities:
Net income	$111,677	$80,589	$70,991
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	27,378	26,168	26,866
Deferred income taxes	(819)	7,381	873
Asset impairments	—	—	1,417
(Gain) loss on the sale of property, plant and equipment	(67)	15	(1,583)
Stock-based compensation expense	2,952	—	164
Federal tax benefit of stock options exercised	1,311	2,375	3,975
Federal tax benefit of Employee Stock Purchase Plan	—	82	74
Other, net	—	643	—
Changes in operating assets and liabilities:
Accounts receivable	(106,032)	(101,770)	(44,830)
Inventories	(58,406)	(104,313)	(18,015)
Prepaid expenses and other assets	(25,214)	(16,437)	2,794
Accounts payable	(36,919)	114,715	(11,155)
Accrued liabilities	1,868	(12,813)	(9,270)
Income taxes	1,772	1,636	9,873
Net cash provided by (used in) operations	(80,499)	(1,729)	32,174
Cash flows from investing activities:
Purchases of short-term investments	(520,380)	(303,320)	(127,201)
Proceeds from sales and maturities of short-term investments	635,880	329,866	123,525
Additions to property, plant and equipment	(42,276)	(46,404)	(16,554)
Proceeds from the sale of property, plant and equipment	586	278	6,030
Additions to purchased software	(2,342)	(2,011)	(825)
Other	(132)	—	—
Net cash provided by (used in) investing activities	71,336	(21,591)	(15,025)
Cash flows from financing activities:
Proceeds from stock options exercised	16,070	6,068	7,872
Proceeds from employee stock purchase plan	—	2,015	1,966
Federal tax benefit of stock options exercised	5,201	—	—
Federal tax benefit of Employee Stock Purchase Plan	62	—	—
Debt issuance cost	—	(412)	—
Principal payments on other long-term debt	—	—	(21,028)
Stock split costs	(66)	—	—
Net cash provided by (used in) financing activities	21,267	7,671	(11,190)
Effect of exchange rate changes	923	1,632	1,593
Net increase (decrease) in cash and cash equivalents	13,027	(14,017)	7,552
Cash and cash equivalents at beginning of year	110,845	124,862	117,310
Cash and cash equivalents at end of year	$123,872	$110,845	$124,862

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

(c) Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. Cash equivalents of $68.3 million and $54.2 million at December 31, 2006 and 2005, respectively, consist primarily of money-market funds and time deposits with an initial term of less than three months.

(d) Short-term Investments

The Company’s short-term investments are reported at fair value. At December 31, 2006 and 2005, the Company’s short-term investments consist of $100.5 million and $216.0 million, respectively, of auction rate securities classified as available-for-sale. Although the Company’s auction rate securities generally have original contractual maturities greater than 10 years, the underlying interest rates on such securities reset at intervals ranging from 7 to 49 days. Therefore, these auction rate securities are priced and subsequently trade as short-term investments because of the interest rate reset feature. As a result, the Company has classified its auction rate securities as short-term investments in the accompanying consolidated balance sheet.

(e) Inventories

Inventories include material, labor and overhead and are stated at the lower of cost (principally first-in, first-out method) or market.

(f) Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is calculated on the straight-line method over the useful lives of the assets — 10 to 40 years for buildings and building improvements, 2 to 10 years for machinery and equipment, 2 to 8 years for furniture and fixtures, 3 to 5 years for vehicles. Leasehold improvements are amortized on the straight-line method over the shorter of the useful life of the improvement or the remainder of the lease term.

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

Other assets consist primarily of capitalized purchased software costs, which are amortized straight-line over the estimated useful life of the related software, which ranges from three to seven years. During 2006, 2005 and 2004, $2.3 million, $2.0 million and $0.8 million, respectively, of purchased software costs were capitalized. The accumulated amortization of purchased software costs at December 31, 2006 and 2005 was $12.3 million and $10.2 million, respectively.

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

Goodwill and intangible assets that have indefinite useful lives are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. For goodwill, the impairment determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit, which the Company has determined to be consistent with its operating segments as defined in Note 12 — “Segment and Geographic Information,” and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with Financial Accounting Standards Board (FASB) Statement No. 141, “Business Combinations”. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. This impairment analysis is based on significant assumptions of future results made by management, including revenue and cash flow projections. Circumstances that may lead to impairment of goodwill include unforeseen decreases in future performance or industry demand and the restructuring of our operations as a result of a change in our business strategy. The Company completed the annual impairment test during the fourth quarter of 2004, 2005 and 2006 and determined that no impairment existed as of the date of the impairment test. To date, the Company has not recognized any impairment of its goodwill in accordance with SFAS No. 142. However, no assurances can be given that future evaluations of goodwill will not result in charges to earnings because of future impairments.

(i) Earnings Per Share

On March 15, 2006, the Board of Directors declared a three-for-two stock split effected in the form of a stock dividend paid on April 3, 2006, to shareholders of record as of March 31, 2006. Shareholders’ equity has been restated to give retroactive recognition to the stock split in prior periods by reclassifying from additional paid-in capital to common stock the par value of the additional shares arising from the split. All share and per share data appearing in these consolidated financial statements and notes thereto have been retroactively adjusted for the stock split. Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding stock equivalents during the years ended December 31, 2006, 2005 and 2004. Stock equivalents include common shares issuable upon the exercise of stock options and other equity instruments, and are computed using the treasury stock method of SFAS No. 128, “Earnings Per Share”. Under the treasury stock method, the exercise price of a share, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of estimated tax benefits that would be recorded in paid-in-capital, if any, when the share is exercised are assumed to be used to repurchase shares in the current period.

The following table sets forth the calculation of basic and diluted earnings per share.

	Year ended December 31,
	2006	2005	2004
Numerator for basic and diluted earnings per share — net income	$111,677	$80,589	$70,991
Denominator for basic earnings per share - weighted average number of common shares outstanding during the period	64,306	62,682	61,701
Incremental common shares attributable to exercise of outstanding dilutive options	815	1,597	1,996
Denominator for diluted earnings per share	65,121	64,279	63,697
Basic earnings per share	$1.74	$1.29	$1.15
Diluted earnings per share	$1.71	$1.25	$1.11

Options to purchase 0.8 million, 1.0 million, and 1.1 million common shares in 2006, 2005 and 2004, respectively, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares.

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

(l) Stock-Based Compensation

The Company’s stock awards plan permits the grant of a variety of types of awards, including stock options, restricted stock awards, stock appreciation rights, performance awards, and phantom stock awards, or any combination thereof, to key employees of the Company. The stock options granted to employees are granted with an exercise price equal to the market price of the Company’s stock on the date of grant, vest over a four-year period from the date of grant and have a term of ten years. Members of the Board of Directors of the Company who are not employees of the Company participate in a separate stock option plan that provides for the granting of stock options upon the occurrence of the non-employee director’s election or re-election to the Board of Directors. All awards under the non-employee director stock option plan are fully vested upon the date of grant and have a term of ten years. As of December 31, 2006, 5.9 million additional options may be granted under the Company’s existing plans. See Note 7.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R). SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In addition, the adoption of SFAS No. 123R requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. The total compensation cost recognized for stock-option awards was $3.0 million ($2.2 million, net of tax or $0.03 per diluted and basic share) for 2006. The compensation expense for stock-based awards includes an estimate for forfeitures and is recognized over the vesting period of the options using the straight-line method. SFAS No. 123R requires that cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards (excess tax benefits) be classified as cash flows from financing activities prospectively from January 1, 2006. Prior to the adoption of SFAS No. 123R, such excess tax benefits were presented as cash flows from operating activities. The $5.3 million of excess tax benefits for 2006 classified as financing cash inflows in the Consolidated Statement of Cash Flows would have been reported as operating cash inflows if the Company had not adopted SFAS No. 123R.

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

The following table illustrates the effect on net income for the year ended December 31, 2005 and 2004 if the fair-value-based method had been applied to all outstanding and unvested awards on January 1, 2004.

	Year ended December 31,
	2005	2004
Net income, as reported	$80,589	$70,991
Add stock-based compensation expense included in reported net income, net of related tax effects	—	98
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7,462)	(2,794)
Net income, as adjusted	$73,127	$68,295

Earnings per share:
Basic, as reported	$1.29	$1.15
Basic, as adjusted	$1.17	$1.11

Diluted, as reported	$1.25	$1.11
Diluted, as adjusted	$1.14	$1.08

As of December 31, 2006, there was approximately $8.4 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 3.4 years.

During the years ended December 31, 2006, 2005 and 2004, the Company issued 1.8 million, 0.1 million and 0.9 million options, respectively. The fair value of each option grant and Employee Stock Purchase Plan purchase right is estimated on the date of grant using the Black-Scholes option-pricing model. The Employee Stock Purchase Plan was terminated as of December 31, 2005 and no purchase rights were granted during 2006. The weighted average assumptions used to value the option grants and purchase rights during the years ended December 31, 2006, 2005 and 2004 were as follows:

	Year ended December 31,
	2006	2005	2004
Stock Options
Expected term of options	4.5 years	4.9 years	4.1 years
Expected volatility	43%	58%	60%
Risk-free interest rate	4.48%	3.81%	3.65%
Dividend yield	zero	zero	zero

Employee Stock Purchase Plan
Expected life of purchase right		6 months	6 months
Volatility		37.5%	37.4%
Risk-free interest rate		2.87%	1.00%
Dividend yield		zero	zero

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

The weighted average fair value per option granted during the year ended December 31, 2006, 2005 and 2004 was $6.01, $9.37 and $6.53, respectively. The weighted-average fair value of the purchase rights granted during 2005, and 2004 was $5.03 and $4.85, respectively. The total cash received as a result of stock option exercises for year ended December 31, 2006, 2005 and 2004 was approximately $16.1 million, $6.1 million and $7.9 million, respectively. The tax benefit realized as a result of the stock option exercises was $6.5 million, $2.4 million and $4.0 million during 2006, 2005 and 2004. For the year ended December 31, 2006, 2005 and 2004, the total intrinsic value of stock options exercised was $21.1 million, $8.7 million and $13.1 million, respectively.

(m) Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in accordance with generally accepted accounting principles. Actual results could differ from those estimates.

(n) Fair Values of Financial Instruments

The Company’s financial instruments consist of cash equivalents, short-term investments, accounts receivable, accrued liabilities and accounts payable. The Company believes that the carrying value of these instruments approximate their fair value. See Note 10.

(o) Foreign Currency

For foreign subsidiaries using the local currency as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expenses are translated at average exchange rates. The effects of these translation adjustments are reported in other comprehensive income. Exchange losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in other expense and totaled approximately $3.2 million, $1.4 million and $2.2 million in 2006, 2005 and 2004, respectively.

(p) Recently Enacted Accounting Principles

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS No. 154). SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 was effective for accounting changes and corrections of errors made after January 1, 2006. The Company has made no accounting changes in 2006.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to SFAS No. 109, “Accounting for Income Taxes”. The interpretation clearly scopes out income tax positions related to SFAS No. 5, “Accounting for Contingencies”. This interpretation is effective January 1, 2007 and the cumulative effects of applying this interpretation will be recorded as an adjustment to retained earnings as of January 1, 2007. Subject to any changes that may result from additional technical guidance being issued, the Company expects the adoption of FIN 48 to increase the opening balance of retained earnings as of January 1, 2007 by approximately $20 million for tax benefits not previously recognized.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  SAB 108 requires that public companies utilize a dual-approach to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment.  Financial statements would require adjustment when a misstatement is material.  Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended.  SAB 108 was effective for fiscal years ending after November 15, 2006 and did not have a material impact on the Company’s financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands the requisite disclosures for fair value measurements. SFAS No. 157 is effective in fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of adopting SFAS No. 157 on its consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Post-retirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132R” (SFAS 158). This statement requires recognition of the over-funded or under-funded status of defined benefit post-retirement plans as an asset or liability, respectively, in the statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which changes occur. SFAS 158 also requires measurement of the funded status of a plan as of the date of the statement of financial position. The Company adopted SFAS 158 as of December 31, 2006. The adoption of SFAS 158 did not have a material impact on the Company’s consolidated results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its consolidated financial position and results of operations.

(q) Reclassifications

Certain reclassifications of prior period amounts have been made to conform to the current year presentation. Such reclassifications had no effect on net income, total assets or total shareholders’ equity as previously reported.

Note 2—Inventories

Inventory costs are summarized as follows:

	December 31,
	2006	2005
Raw materials	$296,814	$240,354
Work in process	90,787	89,380
Finished goods	32,746	31,820
	$420,347	$361,554

Note 3—Property, Plant and Equipment

Property, plant and equipment consists of the following:

	December 31,
	2006	2005
Land	$5,412	$5,368
Buildings and building improvements	29,113	28,850
Machinery and equipment	265,357	234,060
Furniture and fixtures	4,282	4,020
Vehicles	551	468
Leasehold improvements	16,865	14,937
	321,580	287,703
Less accumulated depreciation	(210,668)	(193,563)
	$110,912	$94,140

Note 4—Goodwill

Goodwill associated with each of the Company’s business segments and changes in those amounts each year were as follows:

	Americas	Asia	Total
Goodwill, December 31, 2003	$106,803	$6,675	$113,478
Deferred tax purchase accounting adjustment	—	(607)	(607)
Currency translation adjustment	(18)	—	(18)

Goodwill, December 31, 2004	106,785	6,068	112,853
Currency translation adjustment	125	—	125

Goodwill, December 31, 2005	106,910	6,068	112,978
Currency translation adjustment	21	—	21

Goodwill, December 31, 2006	$106,931	$6,068	$112,999

Note 5—Borrowing Facilities

Under the terms of a Credit Agreement (the Credit Agreement), the Company has a $100 million three-year revolving credit line for general corporate purposes which can be increased to a total of $200 million and which expires January 20, 2008.

Interest on outstanding borrowings under the Credit Agreement is payable quarterly, at the Company’s option, at either the bank’s Eurodollar rate plus 1.00% to 1.75% or its prime rate plus 0.00% to 0.25%, based upon the Company’s debt ratio as specified in the Credit Agreement. A commitment fee of 0.20% to 0.35% per annum (based upon the Company’s debt ratio) on the unused portion of the revolving credit line is payable quarterly in arrears. As of December 31, 2006, the Company had no borrowings outstanding under the Credit Agreement and $100 million was available for future borrowings.

The Credit Agreement is secured by the Company’s domestic inventory and accounts receivable, 100% of the stock of the Company’s domestic subsidiaries, 65% of the voting capital stock of each direct foreign subsidiary and substantially all of the other tangible and intangible assets of the Company and its domestic subsidiaries. The Credit Agreement contains customary financial covenants as to working capital, debt leverage, fixed charges, and consolidated net worth, and restricts the ability of the Company to incur additional debt, pay dividends, sell assets, and to merge or consolidate with other persons, without the consent of the banks. As of December 31, 2006, the Company was in compliance with all such covenants and restrictions.

The Company’s Thailand subsidiary has a credit agreement with Kasikornbank Public Company Limited (the Thai Credit Agreement). The Thai Credit Agreement provides that the lender will make available to the Company’s Thailand subsidiary up to approximately $16 million in revolving loans and machinery loans. The Thai Credit Agreement is secured by land, buildings and machinery in Thailand. In addition, the Thai Credit Agreement provides for approximately $1.7 million (62 million Thai baht) in working capital availability in the form of working capital loans (10 million Thai baht) and bank guarantees (52 million Thai baht). Availability of funds under the Thai Credit Agreement is reviewed annually and is currently accessible through September 2007. As of December 31, 2006, the Company’s Thailand subsidiary had no working capital borrowings outstanding.

Note 6—Commitments

The Company leases certain manufacturing equipment, office equipment, vehicles and office, warehouse and manufacturing facilities under operating leases. Some of the leases provide for escalation of the lease payments as maintenance costs and taxes increase. The leases expire at various times through 2020. Leases for office space and manufacturing facilities generally contain renewal options. Rental expense for each of the years in the three-year period ended December 31, 2006 was $9.3 million, $10.9 million and $10.7 million, respectively.

The Company leased manufacturing and office facilities in Minnesota from a partnership whose partners include shareholders and a former director of the Company (the Leased Property). These operating leases had initial terms of ten years, expiring through August 2006 with annual renewals thereafter. In March 2005, the Company purchased the Leased Property in Minnesota for $5.9 million. The purchase price was negotiated at arms length and the Company believes that the purchase price did not exceed fair market value. Total rent expense associated with these leases was $0.2 million and $0.8 million, respectively, for each of the years ended December 31, 2005 and 2004.

Future minimum lease payments under noncancelable operating leases are as follows:

Year ending December 31,
2007	$7,485
2008	5,979
2009	5,127
2010	4,168
2011	1,481
Thereafter	11,016
Total	$35,256

The Company enters into contractual commitments to deliver products and services in the ordinary course of business. The Company believes that all such contractual commitments will be met or renegotiated such that no material adverse financial impact on the Company’s financial position, results of operations or liquidity will result from these commitments.

Note 7—Common Shares and Stock Option Plans

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

In 1990, the Board of Directors of the Company adopted and its shareholders approved a Stock Option Plan (the 1990 Plan) for the benefit of its employees, including executive officers. The 1990 Plan, as amended, authorized the Company, upon recommendation of the compensation committee of the Board of Directors, to grant options to purchase a total of 7.2 million common shares of the Company to key employees of the Company. As of December 31, 2006, the Company has outstanding options with respect to 1.1 million common shares under the 1990 Plan. The 1990 Plan expired in May 2000, and no additional grants may be made under that plan.

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

On February 16, 2000, the Board of Directors of the Company adopted and subsequently its shareholders approved the Benchmark Electronics, Inc. 2000 Stock Awards Plan (the 2000 Plan). The 2000 Plan authorizes the Company, upon recommendation of the compensation committee of the Board of Directors, to grant a variety of types of awards, including stock options, restricted stock awards, stock appreciation rights, performance awards, and phantom stock awards, or any combination thereof, to key employees of the Company. The maximum number of common shares that may be subject to outstanding awards determined immediately after the grant of any award, and the maximum number of shares which may be issued under the 2000 Plan, as amended, pursuant to all awards, may not exceed 11.25 million shares (subject to antidilutive adjustment).

The 2000 Plan provides for the discretionary granting by the Company of incentive stock options as well as non qualified stock options. Incentive stock options may only be granted to employees of the Company or its subsidiaries. The exercise price of any incentive stock option must not be less than the fair market value of the common shares on the date of grant. The exercise price of any incentive stock option granted to 10% shareholders (employees who possess more than 10% of the total combined voting power of all classes of shares of the Company) must be at least 110% of the fair market value of the common shares at the time such option is granted. The stock options will terminate 5 years after the grant date for 10% shareholders and 10 years after the date of grant for all other optionees. Options granted under the 2000 Plan vest over 4 years. As of December 31, 2006, the Company has outstanding options with respect to 4.4 million common shares and 5.5 million additional options may be granted under the 2000 Plan.

In December of 1994, the Board of Directors of the Company adopted the Benchmark Electronics, Inc. 1994 Stock Option Plan for Non-Employee Directors (the 1994 Plan) for the benefit of members of the Board of Directors of the Company or its affiliates who were not employees of the Company or its affiliates (as defined in the 1994 Plan). The aggregate number of common shares for which options may be granted under the 1994 Plan was 450 thousand. Under the terms of the 1994 Plan, as amended, each member of the Board of Directors of the Company or its affiliates who was not an employee of the Company or any of its affiliates on the date of the grant (a Non-Employee Director) received a grant of an option to purchase 13.5 thousand common shares of the Company upon the date of his election or re-election to the Board of Directors. The 1994 Plan was replaced in 2002, and no additional grants may be made under that plan. As of December 31, 2006, the Company has outstanding options with respect to 40.5 thousand common shares under the 1994 Plan.

In May 2002, the shareholders of the Company adopted the Benchmark Electronics, Inc. 2002 Stock Option Plan for Non-Employee Directors (the 2002 Plan). The 2002 Plan replaced the 1994 Plan. The 2002 Plan, as amended, provides for the granting of a stock option to purchase up to 15.75 thousand common shares upon the occurrence of the non-employee director’s election or re-election to the Board. The maximum number of common shares for which options may be granted under the 2002 Plan is 675 thousand. No awards may be granted under the 2002 Plan after the expiration of ten years from February 26, 2002, the date of its adoption by the Board of Directors. The 2002 Plan remains in effect as to awards made prior to the expiration of ten years until such awards have been satisfied or have expired. All awards under the 2002 Plan are fully vested upon the date of grant. The exercise price per common share of options granted under the 2002 Plan will be the fair market value of a common share on the date such option is granted. In 2006, 2005 and 2004, pursuant to the 2002 Plan, 60.5 thousand, 75.8 thousand and 46.5 thousand options, respectively, were granted to Non-Employee Directors to purchase common shares at a weighted average exercise price of $26.56, $18.87 and $17.13 per share, respectively. As of December 31, 2006, the Company has outstanding options with respect to 204.5 thousand common shares and 382 thousand additional options may be granted under the 2002 Plan.

In April 1999, the Board of Directors of the Company adopted and subsequently its shareholders approved the Benchmark Electronics, Inc. Employee Stock Purchase Plan (the Purchase Plan). Under the Purchase Plan, employees meeting specific employment qualifications were eligible to participate and could purchase shares semi-annually through payroll deductions at the lower of 85% of the fair market value of the common shares at the commencement or end of the offering period. On November 30, 2005, the Board of Directors of the Company approved the termination of the Purchase Plan as of December 31, 2005.

The following table summarizes the activities relating to the Company’s stock option plans:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2003	6,766	$11.93
Granted	906	$23.01
Exercised	(928)	$8.48
Canceled	(311)	$15.07

Outstanding at December 31, 2004	6,433	$13.83
Granted	86	$19.22
Exercised	(729)	$8.32
Canceled	(203)	$17.79

Outstanding at December 31, 2005	5,587	$14.49
Granted	1,812	$24.85
Exercised	(1,503)	$10.69
Canceled	(180)	$21.76

Outstanding at December 31, 2006	5,716	$18.54	6.37	$33,257

Exercisable at December 31, 2006	3,858	$15.96	5.08	$32,376

The aggregate intrinsic value in the table above is before income taxes and is based on the Company’s closing stock price of $24.36 as of the last business day of the year ended December 31, 2006.

At December 31, 2006, 2005 and 2004, the number of options exercisable was 3.9 million, 4.8 million and 3.2 million, respectively, and the weighted average exercise price of those options was $15.96, $14.91 and $10.05, respectively.

Note 8—Income Taxes

Income tax expense based on income before income taxes consists of:

	Year ended December 31,
	2006	2005	2004
Current:
U.S. Federal	$6,845	$13,080	$9,693
State and local	3,135	202	7,760
Foreign	4,345	2,105	180
	14,325	15,387	17,633
Deferred:
U.S. Federal	714	2,848	5,027
State and local	54	643	1,235
Foreign	(1,587)	3,890	(5,389)
	(819)	7,381	873
Charges in lieu of taxes:
Attributable to employee stock plans	6,574	2,457	4,049
Attributable to acquired deductions	—	—	607
	6,574	2,457	4,656
	$20,080	$25,225	$23,162

Worldwide income before income taxes consisted of the following:

	Year ended December 31,
	2006	2005	2004
United States	$60,897	$64,943	$68,397
Foreign	70,860	40,871	25,756
	$131,757	$105,814	$94,153

Income tax expense differed from the amounts computed by applying the U.S. federal statutory income tax rate to income before income taxes as a result of the following:

	Year ended December 31,
	2006	2005	2004
Tax at statutory rate	$46,115	$37,035	$32,954
State taxes, net of federal benefit	2,073	549	5,847
Tax exempt interest	(1,965)	(2,005)	(1,118)
U.S. tax benefit on export sales	(738)	(831)	(831)
Effect of foreign operations and tax incentives	(24,590)	(5,976)	(3,979)
Valuation allowance	100	(2,404)	308
Write-off of investment in inactive foreign owned subsidiary	(4,760)	—	(11,253)
Losses in foreign jurisdictions for which no benefit has been provided	1,426	130	412
Other	2,419	(1,273)	822
Total income tax expense	$20,080	$25,225	$23,162

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2006	2005
Deferred tax assets:
Carrying value of inventories	$4,159	$4,671
Accrued liabilities and allowances deductible for tax purposes on a cash basis	5,592	5,043
Stock-based compensation	891	—
Net operating loss carryforwards	3,931	2,645
	14,573	12,359
Less: valuation allowance	(4,156)	(2,352)
Net deferred tax assets	10,417	10,007

Deferred tax liabilities:
Plant and equipment, due to differences in depreciation	(4,218)	(7,585)
Goodwill	(7,098)	(4,462)
Other	(1,641)	(1,319)
Gross deferred tax liability	(12,957)	(13,366)
Net deferred tax liability	$(2,540)	$(3,359)

As of December 31, 2006 and 2005, $6.5 million and $8.3 million, respectively, of the total net deferred tax liability are included in current assets and $9.1 million and $11.7 million, respectively, are included in non-current liabilities on the consolidated balance sheet. The net change in the total valuation allowance for the years ended December 31, 2006, 2005 and 2004 was an increase (decrease) of $1.8 million, $(9.3) million and $0.3 million, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2006. At December 31, 2006, the Company had operating loss carryforwards of approximately $1.5 million in Brazil, $3.3 million in Singapore, and $7.7 million in England with indefinite carryforward periods, and operating loss carryforwards of approximately $1.6 million in Mexico with a ten year carryforward period. The utilization of these net operating loss carryforwards is limited to the future operations of the Company in the tax jurisdictions in which such carryforwards arose. The Company had operating loss carryforwards of approximately $23.3 million in Scotland and $4.2 million in Ireland which expired unused upon the liquidation of certain subsidiaries during 2005. The Company included a full valuation allowance as of December 31, 2004 for the Scotland and Ireland operating loss carryforwards.

Cumulative undistributed earnings of certain foreign subsidiaries amounted to $195.5 million as of December 31, 2006. The Company considers earnings from foreign subsidiaries to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been made for these earnings. Upon distribution of foreign subsidiary earnings in the form of dividends or otherwise, such distributed earnings would be reportable for U.S. income tax purposes (subject to adjustment for foreign tax credits). Determination of the amount of any unrecognized deferred tax liability on these undistributed earnings is not practical.

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

The Company has been granted certain tax incentives, including tax holidays, for its subsidiaries in China, Ireland, and Thailand. These tax incentives, including tax holidays, expire on various dates through 2010, and are subject to certain conditions with which the Company expects to comply. The net impact of these tax incentives was to lower income tax expense for the years ended December 31, 2006, 2005, and 2004 by approximately $19.4 million (approximately $0.30 per diluted share), $5.9 million (approximately $0.09 per diluted share) and $1.5 million (approximately $0.02 per diluted share), respectively.

Note 9—Major Customers

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

Sales to major customers were as follows for the indicated periods:

	Year ended December 31,
	2006	2005	2004
Customer A	$1,118,790	$670,062	$616,232
Customer B	*	327,736	325,229

* not a major customer in 2006.

Note 10—Financial Instruments and Concentration of Credit Risk

The carrying amounts of cash equivalents, short-term investments, accounts receivable, accrued liabilities and accounts payable approximate fair value. As of December 31, 2006, the Company had no significant off-balance sheet concentrations of credit risk such as foreign currency exchange contracts or other hedging arrangements. Financial instruments that subject the Company to credit risk consist of cash and cash equivalents, short-term investments and trade accounts receivable. Management maintains the majority of the Company’s cash and cash equivalents with financial institutions. Due to the high credit quality of the Company’s short-term investments, the Company has not experienced any losses on these investments to date. One of the most significant credit risks is the ultimate realization of accounts receivable. This risk is mitigated by (i) sales to well established companies, (ii) ongoing credit evaluation of customers, and (iii) frequent contact with customers, especially the most significant customers, thus enabling management to monitor current changes in business operations and to respond accordingly. Management considers these concentrations of credit risks in establishing our allowance for doubtful accounts and believes these allowances are adequate. Our largest customer represented approximately 42% and 36% of our gross accounts receivable as of December 31, 2006 and 2005, respectively.

Note 11—Concentrations of Business Risk

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

Note 12—Segment and Geographic Information

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

The Company has three reportable operating segments: the Americas, Asia, and Europe. Information about operating segments was as follows:

	Year ended December 31,
	2006	2005	2004
Net sales:
Americas	$2,514,536	$1,981,914	$1,824,931
Asia	896,024	592,781	400,514
Europe	358,245	211,474	210,515
Elimination of intersegment sales	(861,501)	(528,944)	(434,620)
	$2,907,304	$2,257,225	$2,001,340
Depreciation and amortization:
Americas	$13,923	$13,910	$15,647
Asia	10,196	8,076	6,358
Europe	657	1,321	1,736
Corporate	2,602	2,861	3,125
	$27,378	$26,168	$26,866
Income from operations:
Americas	$78,711	$77,411	$82,424
Asia	72,863	47,687	20,668
Europe	304	(1,486)	7,232
Corporate and intersegment eliminations	(26,377)	(24,332)	(17,665)
	$125,501	$99,280	$92,659
Capital expenditures:
Americas	$23,488	$30,206	$9,698
Asia	17,921	15,990	6,681
Europe	867	208	175
	$42,276	$46,404	$16,554
Total assets:
Americas	$977,432	$1,000,018	$860,785
Asia	333,945	230,938	173,003
Europe	89,003	61,425	49,116
Corporate	5,740	6,027	9,097
	$1,406,120	$1,298,408	$1,092,001

The following enterprise-wide information is provided in accordance with SFAS No. 131. Geographic net sales information reflects the destination of the product shipped. Long-lived assets information is based on the physical location of the asset.

	Year ended December 31,
	2006	2005	2004
Net sales derived from:
Printed circuit boards	$2,080,233	$1,749,206	$1,499,852
Systems integration and box build	827,071	508,019	501,488
	$2,907,304	$2,257,225	$2,001,340
Geographic net sales:
United States	$2,221,435	$1,776,605	$1,568,835
The Netherlands	319,674	168,235	147,149
Asia	112,055	67,483	71,715
Other Europe	230,129	227,350	189,445
Other	24,011	17,552	24,196
	$2,907,304	$2,257,225	$2,001,340
Long-lived assets:
United States	$66,491	$53,868	$41,620
Asia	45,287	37,468	29,480
Europe	1,419	1,172	2,466
Other	9,314	8,416	4,013
	$122,511	$100,924	$77,579

Note 13—Employee Benefit Plans

The Company has defined contribution plans qualified under Section 401(k) of the Internal Revenue Code for the benefit of its U.S. employees. The plans cover all U.S. employees with at least one year of service. Under the provisions of the plans, the Company will match a portion of each participant’s contribution. The Company may also make discretionary contributions to the plans. During 2006, 2005 and 2004, the Company made contributions to the plans of approximately $2.8 million, $2.6 million and $2.6 million, respectively. The Company also has defined contribution benefit plans for certain of its international employees primarily dictated by the custom of the regions in which it operates. During 2006, 2005 and 2004, the Company made contributions to the international plans of approximately $0.3 million, $0.4 million and $0.5 million.

Note 14—Contingencies

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

Note 15—Restructuring Charges

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

The Company recognized restructuring charges during 2006 related to reductions in workforce and the re-sizing and closure of certain facilities. These charges were recorded pursuant to plans developed and approved by management. Restructuring charges associated with these realignment efforts, primarily related to the closure of the Company’s Leicester, England and Loveland, Colorado facilities, were approximately $4.7 million ($4.0 million net of tax) during 2006.

The components of the restructuring charges during 2006 were as follows:

	Americas	Europe	Total
Severance costs	$861	$1,455	$2,316
Facility lease costs	321	418	739
Other exit costs	607	1,061	1,668
	$1,789	$2,934	$4,723

During 2006, the Company recorded approximately $2.3 million of employee termination costs associated with the involuntary terminations of 266 identified employees in connection with the various facility closures and consolidations. The identified involuntary employee terminations by reportable geographic region amounted to approximately 166 and 100 for the Americas and Europe, respectively.

During 2006, the Company recorded approximately $0.7 million for facility lease costs, including $0.4 million for facility lease obligations and $0.3 million for facility abandonment and refurbishment costs. The restructuring charges recorded during 2006 also included approximately $1.7 million for other exit costs.

The following table summarizes the provisions, the respective payments, and the remaining accrued balance as of December 31, 2006 for estimated restructuring charges incurred in 2006:

	Severance	Facility Lease Costs	Other Exit Costs	Total Costs
Balance as of December 31, 2005	$—	$—	$—	$—
Provision for charges incurred	2,316	739	1,668	4,723
Payments	(2,133)	(724)	(904)	(3,761)
Non-cash charges incurred	—	—	(672)	(672)
Foreign exchange adjustments	17	42	50	109
Balance as of December 31, 2006	$200	$57	$142	$399

Accruals related to restructuring activities are recorded in accrued liabilities in the accompanying consolidated balance sheets. The Company expects to pay all restructuring charges by March 31, 2007.

Note 16—Quarterly Financial Data (Unaudited)

The following table sets forth certain unaudited quarterly information with respect to the Company’s results of operations for the years 2006, 2005 and 2004. Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total earnings per share amounts for the fiscal year.

	2006 Quarter
	1st	2nd	3rd	4th
Sales	$651,244	$749,171	$769,549	$737,340
Gross profit	45,366	52,300	52,259	49,598
Net income	26,522	27,524	29,336	28,295
Earnings per common share:
Basic	0.42	0.43	0.45	0.44
Diluted	0.41	0.42	0.45	0.43

	2005 Quarter
	1st	2nd	3rd	4th
Sales	$509,582	$560,817	$561,452	$625,374
Gross profit	37,485	38,746	40,304	45,067
Net income	16,929	18,698	20,307	24,655
Earnings per common share:
Basic	0.27	0.30	0.32	0.39
Diluted	0.26	0.29	0.32	0.38

	2004 Quarter
	1st	2nd	3rd	4th
Sales	$480,966	$491,392	$504,750	$524,232
Gross profit	37,157	38,349	38,518	39,743
Net income	15,195	17,556	18,033	20,207
Earnings per common share:
Basic	0.25	0.29	0.29	0.33
Diluted	0.24	0.28	0.28	0.32

Note 17—Supplemental Cash Flow Information

The following is additional information concerning supplemental disclosures of cash payments.

	Year ended December 31,
	2006	2005	2004
Income taxes paid, net	$19,104	$13,463	$8,288
Interest paid	$267	$303	$764

Note 18 — Subsequent Events

Effective January 8, 2007, the Company acquired Pemstar Inc. (Pemstar), a publicly traded EMS company headquartered in Rochester, Minnesota (the Merger). Pursuant to the Agreement and Plan of Merger among the Company, Autobahn Acquisition Corp. and Pemstar dated October 16, 2006 (the Merger Agreement), each issued and outstanding share of common stock, par value $0.01 per share, of Pemstar was converted into the right to receive 0.16 of a common share, par value $0.10 per share, of the Company. With the closing of the Merger, Pemstar became a wholly-owned subsidiary of the Company. With the acquisition of Pemstar, the Company’s global operations now include 24 facilities in nine countries. This acquisition expanded the Company’s customer base and deepened its engineering and systems integration capabilities.

The aggregate purchase price was $220.9 million, including common shares valued at $202.5 million, stock options and warrants valued at $8.7 million, convertible debt valued at $4.8 million and estimated acquisition costs of $4.9 million. The value of the 7.3 million common shares issued was based on the average market price of the Company’s common shares over the 2-day period before and after the terms of the acquisition were agreed to and announced.

As a direct result of the Pemstar acquisition, we assumed approximately $86 million of indebtedness. Since the acquisition date of January 8, 2007, this indebtedness has been reduced by over $60 million.

Pemstar is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of such matters will not have a material adverse effect on our consolidated financial position or results of operations. Currently, Pemstar is subject to the following legal proceedings outside the ordinary course of business.

On June 16, 2005 a putative class action was filed by an individual shareholder against Pemstar and certain of its officers and directors. The lawsuit is pending in the United States District Court for the District Court of Minnesota and is captioned: In re PEMSTAR INC. Securities Litigation, Civil Action No. 05-CV-01182 — JMR/FLN. The lawsuit alleges violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 and Section 11 of the Securities Act of 1933. An Amended Complaint was filed on November 28, 2005. The plaintiff alleges, in essence, that the defendants defrauded Pemstar’s shareholders by failing to timely disclose the circumstances around the discrepancies in the accounting of the Mexico facility that generated a restatement. The lawsuit also alleges that the registration statement filed by Pemstar in connection with a secondary offering contained false, material misrepresentations. The plaintiff seeks to represent a class of persons who purchased Pemstar stock from January 30, 2003 through and including January 12, 2005. The Amended Complaint does not specify an amount of damages. The Company and the individuals will vigorously defend against the claim and believe the lawsuit is without merit.

On July 26, 2005, an individual who claims to own Pemstar shares filed a derivative action in Olmsted County District Court captioned: Michael Tittle, et al. v. Allen Berning, et al. Civil No. 55-CO-05-003235. An Amended Complaint was filed on November 11, 2005. The lawsuit alleges that Pemstar’s Board of Directors breached their fiduciary duties by allowing circumstances to exist that generated a restatement. The lawsuit includes allegations that the defendants believe have been released as part of the settlement of a prior derivative lawsuit. On February 6, 2007, the Court entered an order and judgment to dismiss the action with prejudice.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Benchmark Electronics, Inc.:

We have audited the accompanying consolidated balance sheets of Benchmark Electronics, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Benchmark Electronics, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Benchmark Electronics, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2007, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment”.

(signed) KPMG LLP

Houston, Texas

February 28, 2007

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report which is included below.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders

Benchmark Electronics, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Benchmark Electronics, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Benchmark Electronics, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Benchmark Electronics, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Benchmark Electronics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Benchmark Electronics, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 28, 2007, expressed an unqualified opinion on those consolidated financial statements.

(signed) KPMG LLP

Houston, Texas

February 28, 2007

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The information under the captions “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders (the 2007 Proxy Statement), to be filed not later than 120 days after the close of the Company’s fiscal year, is incorporated herein by reference in response to this item.

Item 11.  Executive Compensation

The information under the caption “Executive Compensation and Other Matters” in the 2007 Proxy Statement, to be filed not later than 120 days after the close of the Company’s fiscal year, is incorporated herein by reference in response to this item.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information under the caption “Common Stock Ownership of Certain Beneficial Owners and Management” in the 2007 Proxy Statement, to be filed not later than 120 days after the close of the Company’s fiscal year, is incorporated herein by reference in response to this item.

The following table sets forth certain information relating to our equity compensation plans as of December 31, 2006.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average excercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	5,675,323	$18.58	5,852,289
Equity compensation plans not approved by security holders (1)	40,500	$13.13	—
Total	5,715,823	$18.54	5,852,289

(1) In December of 1994, the Board of Directors adopted the Benchmark Electronics, Inc. 1994 Stock Option Plan for Non-Employee Directors (the 1994 Plan) for the benefit of members of the Board of Directors of Benchmark or its affiliates who are not employees of Benchmark or its affiliates (as defined in the 1994 Plan). The 1994 Plan was not required to be approved by our shareholders. All awards under the 1994 Plan were fully vested upon the date of grant. The exercise price per common share of options granted under the 1994 Plan was the fair market value of a Common Share on the date such option was granted. As of December 31, 2006, the Company has outstanding options with respect to 40,500 Common Shares under the 1994 Plan. The 1994 Plan was replaced in 2002, and no additional grants may be made under that plan.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information under the caption “Certain Transactions” in the 2007 Proxy Statement, to be filed not later than 120 days after the close of the Company’s fiscal year, is incorporated herein by reference in response to this item.

Item 14.  Principal Accounting Fees and Services

The information under the caption “Audit Committee Report to Shareholders” in the 2007 Proxy Statement, to be filed not later than 120 days after the close of the Company’s fiscal year, is incorporated herein by reference in response to this item.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)   (1)  Financial statements of the Company filed as part of this report:

See Item 8 - Financial Statements and Supplementary Data.

        (2)  Financial statement schedule filed as part of this report:

Schedule II - Valuation Accounts

		Additions
(in thousands)	Balance at Beggining of Period	Charges to Operations	Other	Deductions	Balance at End of Period
Year ended December 31, 2006:
Allowance for doubtful accounts (1)	$5,318	(837)	78	3,129	1,430
Inventory obsolescence reserve (2)	$12,524	2,476	33	2,484	12,549
Year ended December 31, 2005:
Allowance for doubtful accounts (1)	$6,985	(627)	70	1,110	5,318
Inventory obsolescence reserve (2)	$13,317	54	(77)	770	12,524
Year ended December 31, 2004:
Allowance for doubtful accounts (1)	$6,475	1,789	172	1,451	6,985
Inventory obsolescence reserve (2)	$18,267	(1,572)	12	3,390	13,317

(1)   Deductions in the allowance for doubtful accounts represent write-offs, net of recoveries, of amounts determined to be uncollectible.

(2)   Deductions in the inventory obsolescence reserve represent disposals of inventory determined to be obsolete.

Report of Independent Registered Public Accounting Firm on Schedule

The Board of Directors and Shareholders

Benchmark Electronics, Inc.:

Under date of February 28, 2007, we reported on the consolidated balance sheets of Benchmark Electronics, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, as included by reference in this annual report on form 10-K for the year 2006. In connection with the audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule included in Item 15(a)2. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

(signed) KPMG LLP

Houston, Texas

February 28, 2007

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

2.2	—

Agreement and Plan of Merger among Benchmark Electronics, Inc., Autobahn Acquisition Corp. and Pemstar Inc. dated October 16, 2006 (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated October 16, 2006 and filed on October 18, 2006).

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

3.6	—	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K dated May 18, 2006 and filed on May 19, 2006).
3.7	—

Amendment to Amended and Restated Articles of Incorporation of the Company approved by the shareholders of the Company on May 10, 2006 (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K dated October 16, 2006 and filed on October 16, 2006).

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

Rights Agreement dated December 11, 1998 between the Company and Harris Trust Savings Bank, as Rights Agent, together with the following exhibits thereto: Exhibit A — Form of Statement of Resolution Establishing Series A Cumulative Junior Participating Preferred Stock of Benchmark Electronics, Inc.; Exhibit B — Form of Right Certificate; and Exhibit C — Summary of Rights to Purchase Preferred Stock of Benchmark Electronics, Inc. (incorporated by reference to Exhibit 1 to the Company’s Form 8A12B filed December 11, 1998).

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

4.8	—	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K dated May 18, 2006 and filed on May 19, 2006).
4.9	—

Amendment to Amended and Restated Articles of Incorporation of the Company approved by the shareholders of the Company on May 10, 2006 (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K dated October 16, 2006 and filed on October 16, 2006).

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

Benchmark Electronics, Inc. 2002 Stock Option Plan for Non-Employee Directors (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed April 15, 2002).

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

10.28	—	Code of Conduct (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).
10.29	—

Amendment No. 1 to the Benchmark Electronics, Inc. 2002 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 99.3 to the Company’s Form 8-K dated March 18, 2006 filed on March 19, 2006).

10.30	—

Key Contributor Severance Agreement between Benchmark Electronics, Inc. and Don Adam dated August 27, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated December 21, 2006 and filed on December 22, 2006).

11	—	Statement regarding Computation of Per-Share Earnings (incorporated by reference to “Notes to Consolidated Financial Statements, Note 1(i) — Earnings Per Share” in Item 8 of this report).

12*	—	Statement regarding Computation of Ratios.
21*	—	Subsidiaries of Benchmark Electronics, Inc.
23*	—

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
Chief Executive Office

Date: February 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Name	Position	Date

/s/ Cary T. Fu	Chief Executive Officer	February 28, 2007
Cary T. Fu	(principal executive officer)

/s/ Donald F. Adam	Chief Financial Officer	February 28, 2007
Donald F. Adam	(principal financial and accounting officer)

/s/ Donald E. Nigbor	Chairman of the Board	February 28, 2007
Donald E. Nigbor	of Directors

/s/ Steven A. Barton	Director and Executive	February 28, 2007
Steven A. Barton	Vice President

/s/ Michael R. Dawson	Director	February 28, 2007
Michael R. Dawson

/s/ Peter G. Dorflinger	Director	February 28, 2007
Peter G. Dorflinger

/s/ Douglas G. Duncan	Director	February 28, 2007
Douglas G. Duncan

/s/ Laura W. Lang	Director	February 28, 2007
Laura W. Lang

/s/ Bernee D.L. Strom	Director	February 28, 2007
Bernee D.L. Strom