Form 10-Q
period 2007-03-31
BENCHMARK ELECTRONICS INC
filed 2007-05-10
CIK 863436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007.

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                         to                                               ..

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

As of May 8, 2007 there were 72,631,402 Common Shares of Benchmark Electronics, Inc., par value $0.10 per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	March 31,	December 31,
(in thousands, except par value)	2007	2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$151,570	$123,872
Short-term investments	105,660	100,460
Accounts receivable, net of allowance for doubtful accounts of $1,190 and $1,430, respectively	512,464	462,953
Inventories, net	463,528	420,347
Prepaid expenses and other assets	72,129	56,444
Deferred income taxes	19,722	6,534
Total current assets	1,325,073	1,170,610
Property, plant and equipment, net	163,073	110,912
Goodwill, net	297,778	112,999
Other, net	28,292	11,599
	$1,814,216	$1,406,120
Liabilities and Shareholders’ Equity
Current liabilities:
Notes payable and current installments of long-term debt and capital lease obligations	$5,816	$—
Convertible debt	5,000	—
Accounts payable	416,873	335,470
Income taxes payable	4,838	31,300
Accrued liabilities	81,248	42,948
Total current liabilities	513,775	409,718
Long-term debt and capital lease obligations, less current installments	12,581	—
Other long-term liabilities	30,488	2,306
Deferred income taxes	9,506	9,074
Shareholders’ equity:
Preferred shares, $0.10 par value; 5,000 shares authorized, none issued	—	—
Common shares, $0.10 par value; 145,000 shares authorized; issued — 72,240 and 64,862, respectively; outstanding — 72,129 and 64,751, respectively	7,213	6,475
Additional paid-in capital	803,268	586,349
Retained earnings	442,760	398,949
Accumulated other comprehensive loss	(5,103)	(6,479)
Less treasury shares, at cost; 111 shares	(272)	(272)
Total shareholders’ equity	1,247,866	985,022
Commitments and contingencies
	$1,814,216	$1,406,120

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share data)	2007	2006
Sales	$752,482	$651,244
Cost of sales	697,994	605,878
Gross profit	54,488	45,366
Selling, general and administrative expenses	23,248	16,370
Amortization of intangibles	447	—
Restructuring charges and integration costs	3,345	2,769
Income from operations	27,448	26,227
Interest expense	(811)	(86)
Other income	1,715	1,689
Income before income taxes	28,352	27,830
Income tax expense	3,876	1,308
Net income	$24,476	$26,522
Earnings per share:
Basic	$0.34	$0.42
Diluted	$0.34	$0.41
Weighted average number of shares outstanding:
Basic	71,435	63,601
Diluted	72,465	64,825

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended
	March 31,
(in thousands)	2007	2006
Net income	$24,476	$26,522
Other comprehensive income:
Foreign currency translation adjustments	1,376	1,247
Comprehensive income	$25,852	$27,769

Accumulated unrealized foreign currency translation losses were $5.0 million and $6.4 million at March 31, 2007 and December 31, 2006. Foreign currency translation adjustments consist of adjustments to consolidate subsidiaries that use the local currency as their functional currency and transaction gains and losses related to intercompany dollar-denominated debt that is not expected to be repaid in the foreseeable future.

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders’ Equity

(unaudited)

					Accumulated
			Additional		other		Total
		Common	paid-in	Retained	comprehensive	Treasury	shareholders’
(in thousands)	Shares	shares	capital	earnings	loss	shares	equity
Balances, December 31, 2006	64,751	$6,475	586,349	398,949	(6,479)	(272)	985,022
Adoption of FIN 48	—	—	—	19,335	—	—	19,335
Stock-based compensation expense	—	—	628	—	—	—	628
Merger	7,301	730	215,235	—	—	—	215,965
Stock options exercised	77	8	803	—	—	—	811
Federal tax benefit of stock options exercised	—	—	253	—	—	—	253
Comprehensive income	—	—	—	24,476	1,376	—	25,852
Balances, March 31, 2007	72,129	$7,213	803,268	442,760	(5,103)	(272)	1,247,866

See accompanying notes to consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
	March 31,
(in thousands)	2007	2006
Cash flows from operating activities:
Net income	$24,476	$26,522
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,629	6,403
Deferred income taxes	1,296	512
Gain on the sale of property, plant and equipment	(128)	(28)
Asset impairment	273	—
Stock-based compensation expense	628	486
Federal tax benefit of stock options exercised	8	739
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	83,218	(80,693)
Inventories	24,177	(41,456)
Prepaid expenses and other assets	(3,584)	1,100
Accounts payable	(43,001)	34,350
Accrued liabilities	(5,106)	13,312
Income taxes	1,657	(3,213)
Net cash provided by (used in) operations	94,543	(41,966)
Cash flows from investing activities:
Purchases of short-term investments	(156,875)	(70,750)
Proceeds from sales and maturities of short-term investments	151,675	114,575
Additions to property, plant and equipment	(7,525)	(9,448)
Proceeds from the sale of property, plant and equipment	165	140
Additions to purchased software	(53)	(107)
Net cash acquired in acquisitions	9,548	—
Net cash provided by (used in) investing activities	(3,065)	34,410
Cash flows from financing activities:
Proceeds from stock options exercised	811	8,727
Federal tax benefit of stock options exercised	245	2,856
Principal payments on long-term debt and capital lease obligations	(83,033)	—
Proceeds from long-term debt	16,760	—
Stock split costs	—	(66)
Net cash provided by (used in) financing activities	(65,217)	11,517
Effect of exchange rate changes	1,437	839
Net increase in cash and cash equivalents	27,698	4,800
Cash and cash equivalents at beginning of year	123,872	110,845
Cash and cash equivalents at March 31	$151,570	$115,645

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(amounts in thousands, unless otherwise noted)

(unaudited)

Note 1 — Basis of Presentation

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

The condensed consolidated financial statements included herein have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). The financial statements reflect all normal and recurring adjustments which in the opinion of management are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Note 2 — Acquisitions

Effective January 8, 2007, the Company acquired Pemstar Inc. (Pemstar), a publicly traded electronics manufacturing services (EMS) company headquartered in Rochester, Minnesota (the Merger). Pursuant to the Agreement and Plan of Merger among the Company and Pemstar dated October 16, 2006 (the Merger Agreement), each issued and outstanding share of common stock, par value $0.01 per share, of Pemstar was converted into the right to receive 0.16 of a common share, par value $0.10 per share, of the Company. With the closing of the Merger, Pemstar became a wholly-owned subsidiary of the Company. With the acquisition of Pemstar, the Company’s global operations now include 24 facilities in nine countries. This acquisition expanded the Company’s customer base and deepened its engineering and systems integration capabilities.

The aggregate purchase price was $221.3 million, including common shares valued at $202.5 million, stock options and warrants valued at $9.0 million, conversion feature of debt valued at $4.8 million and estimated acquisition costs of $5.0 million. The value of the 7.3 million common shares issued was based on the average market price of the Company’s common shares over the 2-day period before and after the terms of the acquisition were agreed to and announced.

As a direct result of the Merger, we assumed approximately $89.4 million of indebtedness. Since the acquisition date of January 8, 2007, this indebtedness has been reduced by approximately $66.3 million.

The Company is accounting for the Merger utilizing the accounting principles promulgated by Statement of Financial Accounting Standards (SFAS) Nos. 141 and 142. Therefore, the results of operations of the Pemstar operations since January 8, 2007 have been included in the accompanying consolidated statement of income. The preliminary allocation of the net purchase price of the Merger resulted in goodwill of approximately $180.0 million. The ultimate allocation of the purchase price may differ from the amounts included in these financial statements. Adjustments to the purchase price allocations, if any, are expected to be finalized by the end of 2007, and will be reflected in future filings. Management does not expect these adjustments, if any, to have a material effect on the Company’s financial position or results of operations. In connection with the Merger, the Company amended its Amended and Restated Credit Agreement dated June 23, 2000 to permit the Merger.

The following is an estimate of the purchase price for Pemstar and the preliminary purchase price allocation (in thousands):

Acquisition of the outstanding common stock of Pemstar at $4.44 share for 45.6 million shares	$202,475
Estimated fair value of Pemstar stock options and warrants	9,021
Estimated fair value of the conversion feature of debt	4,773
Acquisition costs	5,021
Total purchase price	$221,290

Current assets	$227,217
Property, plant and equipment	54,013
Deferred taxes	11,286
Goodwill	180,049
Intangible assets	17,877
Other assets	7,151
Total assets acquired	497,593

Current liabilities	184,158
Long-term debt, capital lease obligations and other long-term liabilities	92,145
Total liabilities assumed	276,303
Net assets acquired	$221,290

On March 1, 2007, we terminated the joint venture agreement and acquired for $5.3 million the remaining 40% minority interest in the Company’s Romanian subsidiary. We acquired the 60% interest in the Merger discussed above. The purchase price in excess of the 40% minority interest liability resulted in goodwill of $4.7 million.

The following summary pro forma condensed consolidated financial information reflects the acquisition of Pemstar as if it had occurred on January 1, 2006 for purposes of the statements of operations. The summary pro forma information is not necessarily representative of what the Company’s results of operations would have been had the acquisition of Pemstar in fact occurred on January 1, 2006 and is not intended to project the Company’s results of operations for any future period or date. Pro forma results of operations for the three months ended March 31, 2007 related to the Merger have not been presented since the operating results for Pemstar for the period up to the date of acquisition are immaterial.

Pro forma condensed consolidated financial information for the three months ended March 31, 2006 (unaudited):

Three months ended
March 31, 2006
Net sales	$777,205
Gross profit	$57,700
Income from operations	$29,433
Net income	$26,779
Earnings per share:
Basic	$0.38
Diluted	$0.37
Weighted average number of shares outstanding:
Basic	70,903
Diluted	72,745

Note 3 — Stock-Based Compensation

The Company’s stock awards plan permits the grant of a variety of types of awards, including stock options, restricted stock awards, stock appreciation rights, performance awards, and phantom stock awards, or any combination thereof, to key employees of the Company. The stock options granted to employees are granted with an exercise price equal to the market price of the Company’s stock on the date of grant, vest over a four-year period from the date of grant and have a term of ten years. Members of the Board of Directors of the Company who are not employees of the Company participate in a separate stock option plan that provides for the granting of stock options upon the occurrence of the non-employee director’s election or re-election to the Board of Directors. All awards under the non-employee director stock option plan are fully vested upon the date of grant and have a term of ten years. As of March 31, 2007, 5.6 million additional options may be granted under the Company’s existing plans.

Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The total compensation cost recognized for stock-option awards was $0.6 million ($0.4 million, net of tax or $0.01 per diluted and basic share) and $0.5 million ($0.4 million, net of tax or $0.01 per diluted and basic share) for the three month periods ended March 31, 2007 and 2006. The compensation expense for stock-based awards includes an estimate for forfeitures and is recognized over the vesting period of the options using the straight-line method. SFAS No. 123R requires that cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards (excess tax benefits) be classified as cash flows from financing activities.

As of March 31, 2007, there was approximately $7.8 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 3.1 years.

During the three months ended March 31, 2007 and 2006, the Company issued 0.4 million and 1.0 million options, respectively. In connection with the Merger, all outstanding Pemstar options were converted into options of the Company at the 0.160 exchange ratio on January 8, 2007. These were the only options issued during the three months ended March 31, 2007. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions used to value the options converted from Pemstar during the three months ended March 31, 2007 and the option grants during the three months ended March 31, 2006 were as follows:

	Three months ended
	March 31,
	2007	2006
Expected term of options	2.1 years	4.4 years
Expected volatility	27%	46%
Risk-free interest rate	4.86%	4.39%
Dividend yield	zero	zero

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

The weighted average fair value per option granted during the three months ended March 31, 2007 and 2006 was $9.24 and $5.74, respectively. The total cash received as a result of stock option exercises for three months ended March 31, 2007 and 2006 was approximately $0.8 million and $8.7 million, respectively. The tax benefit realized as a result of the stock option exercises was $0.3 million and $3.6 million during 2007 and 2006. For the three months ended March 31, 2007 and 2006, the total intrinsic value of stock options exercised was $0.9 million and $11.9 million, respectively.

The following table summarizes the activities relating to the Company’s stock option plans:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value
Outstanding at December 31, 2006	5,716	$18.54	6.37
Granted	—	—
Converted from Merger	369	$25.48
Exercised	(77)	$10.56
Canceled	(80)	$23.71
Outstanding at March 31, 2007	5,928	$19.01	6.03	$24,962
Exercisable at March 31, 2007	4,308	$16.81	4.86	$24,962

The aggregate intrinsic value in the table above is before income taxes and is calculated as the difference between the exercise price of the underlying options and the Company’s closing stock price of $20.66 as of the last business day of the period ended March 31, 2007 for options that had exercise prices that were lower than the market price.

Note 4 — Earnings Per Share

Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding stock equivalents during the three months ended March 31, 2007 and 2006. Stock equivalents include common shares issuable upon the exercise of stock options and other equity instruments, and are computed using the treasury stock method. The following table sets forth the calculation of basic and diluted earnings per share.

	Three Months Ended
	March 31,
	2007	2006
Numerator for basic earnings per share - net income	$24,476	$26,522
Interest expense on outstanding equity instruments, net of tax	115	—
Numerator for diluted earnings per share	$24,591	$26,522
Denominator for basic earnings per share - weighted average number of common shares outstanding during the period	71,435	63,601
Incremental common shares attributable to exercise of outstanding dilutive options	541	1,224
Incremental common shares attributable to conversion of 6.5% convertible debt	351	—
Incremental common shares attributable to exercise of warrants	138	—
Denominator for diluted earnings per share	72,465	64,825
Basic earnings per share	$0.34	$0.42
Diluted earnings per share	$0.34	$0.41

Options to purchase 3.2 million and 0.7 million common shares for the three months ended March 31, 2007 and 2006, respectively were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares for the period.

As March 31, 2007, the Company has outstanding warrants to purchase common shares as follows:

Shares	Exercise Price	Expiration Date
126,130	$14.25	May 1, 2009
160,000	$12.50	May 1, 2009
40,000	$10.125	July 18, 2009

These warrants were assumed in the Merger.

Note 5 — Goodwill and Intangible Assets

Goodwill associated with each of the Company’s business segments and changes in those amounts during the three-month period ended March 31, 2007 were as follows:

	Americas	Asia	Europe	Total
Goodwill, December 31, 2006	$106,931	$6,068	$—	$112,999
Acquisitions	117,649	47,498	19,622	184,769
Currency translation adjustment	10	—	—	10
Goodwill, March 31, 2007	$224,590	$53,566	$19,622	$297,778

Identifiable intangible assets totaling $17.9 million consist of customer relationships acquired in the Merger. Amortization of intangible assets for the three months ended March 31, 2007 totaled $0.4 million. Amortization of these intangible assets for 2007 through 2017 will be approximately $1.8 million per year.

Note 6 — Borrowing Facilities

Notes payable, long-term debt and capital lease obligations outstanding as of March 31, 2007 consists of the following:

Notes payable and long-term debt	$5,599
Capital lease obligations	12,798
Total	18,397
Less current notes payable and current installments	5,816
Notes payable, long-term debt and capital lease obligations, less current installments	$12,581

In connection with the Merger, the Company assumed $89.4 million of debt. Subsequent to the Merger the Company has repaid $66.3 million of this debt. Prior to the Merger, the Company had no outstanding debt.

As of March 31, 2007, the Company has $5 million in convertible senior subordinated notes outstanding. These notes were assumed in the Merger, bear interest at 6.5% and matured on May 1, 2007. The notes are convertible into Benchmark common shares at a conversion price of $14.25 per share. During May 2007, these notes were converted into 0.3 million common shares at the request of the noteholders.

Under the terms of a Credit Agreement (the Credit Agreement), the Company has a $100 million three-year revolving credit line for general corporate purposes which can be increased to a total of $200 million and which expires January 20, 2008. Interest on outstanding borrowings under the Credit Agreement is payable quarterly, at the Company’s option, at either the bank’s Eurodollar rate plus 1.00% to 1.75% or its prime rate plus 0.00% to 0.25%, based upon the Company’s debt ratio as specified in the Credit Agreement. A commitment fee of 0.20% to 0.35% per annum (based upon the Company’s debt ratio) on the unused portion of the revolving credit line is payable quarterly in arrears. As of March 31, 2007, the Company had no borrowings outstanding under the Credit Agreement and $100 million was available for future borrowings. The Credit Agreement is secured by the Company’s domestic inventory and accounts receivable, 100% of the stock of the Company’s domestic subsidiaries, 65% of the voting capital stock of each direct foreign subsidiary and substantially all of the other tangible and intangible assets of the Company and its domestic subsidiaries. The Credit Agreement contains customary financial covenants as to working capital, debt leverage, fixed charges, and consolidated net worth, and restricts the ability of the Company to incur additional debt, pay dividends, sell assets, and to merge or consolidate with other persons, without the consent of the banks. As of March 31, 2007, the Company was in compliance with all such covenants and restrictions.

The Company’s Thailand subsidiary has a credit agreement with Kasikornbank Public Company Limited (the Thai Credit Agreement). The Thai Credit Agreement provides that the lender will make available to the Company’s Thailand subsidiary up to approximately $16 million in revolving loans and machinery loans. The Thai Credit Agreement is secured by land, buildings and machinery in Thailand. In addition, the Thai Credit Agreement provides for approximately $1.9 million (62 million Thai baht) in working capital availability in the form of working capital loans (10 million Thai baht) and bank guarantees (52 million Thai baht). Availability of funds under the Thai Credit Agreement is reviewed annually and is currently accessible through September 2007. As of March 31, 2007, the Company’s Thailand subsidiary had no working capital borrowings outstanding.

In addition, the Company has two other available banking facilities assumed in the Merger which are in the process of being terminated. There are no amounts outstanding under these two facilities.

Note 7 — Inventories

Inventory costs are summarized as follows:

	March 31,	December 31,
	2007	2006
Raw materials	$330,256	$296,814
Work in process	97,805	90,787
Finished goods	35,467	32,746
	$463,528	$420,347

Note 8 — Income Taxes

Income tax expense (benefit) consists of the following:

	Three Months Ended
	March 31,
	2007	2006
Federal — Current	$1,199	$(96)
Foreign — Current	1,028	301
State — Current	353	591
Deferred	1,296	512
	$3,876	$1,308

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

The Company has been granted certain tax incentives, including tax holidays, for its subsidiaries in China, Ireland, and Thailand. These tax incentives, including tax holidays, expire on various dates through 2010, and are subject to certain conditions with which the Company expects to comply. The net impact of these tax incentives was to lower income tax expense for the three month periods ended March 31, 2007 and 2006 by approximately $4.3 million (approximately $0.06 per diluted share) and $3.3 million (approximately $0.05 per diluted share), respectively.

Note 9 — Segment and Geographic Information

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

The Company has three reportable operating segments: the Americas, Europe, and Asia. Information about operating segments was as follows:

	Three Months Ended
	March 31,
	2007	2006
Net sales:
Americas	$560,323	$591,817
Asia	225,966	182,240
Europe	98,721	85,154
Elimination of intersegment sales	(132,528)	(207,967)
	$752,482	$651,244
Depreciation and amortization:
Americas	$5,375	$3,303
Asia	3,837	2,283
Europe	683	192
Corporate	734	625
	$10,629	$6,403
Income from operations:
Americas	$14,873	$21,421
Asia	16,326	12,537
Europe	42	(1,199)
Corporate, other and intersegment eliminations	(3,793)	(6,532)
	$27,448	$26,227
Capital expenditures:
Americas	$1,359	$5,744
Asia	5,958	3,529
Europe	208	175
	$7,525	$9,448

	March 31,	December 31,
	2007	2006
Total assets:
Americas	$1,134,763	$977,432
Asia	514,223	333,945
Europe	162,731	89,003
Corporate and other	2,499	5,740
	$1,814,216	$1,406,120

The following enterprise-wide information is provided in accordance with SFAS No. 131.  Geographic net sales information reflects the destination of the product shipped.  Long-lived assets information is based on the physical location of the asset.

	Three Months Ended
	March 31,
	2007	2006
Geographic net sales:
United States	$566,688	$496,575
Asia	46,707	22,797
Europe	130,325	127,289
Other Foreign	8,762	4,583
	$752,482	$651,244

	March 31,	December 31,
	2007	2006
Long-lived assets:
United States	$97,488	$66,491
Asia	73,553	45,287
Europe	11,335	1,419
Other	8,989	9,314
	$191,365	$122,511

Note 10 — Supplemental Cash Flow Information

The following is additional information concerning supplemental disclosures of cash payments.

	Three Months Ended
	March 31,
	2007	2006
Income taxes paid, net	$807	$381
Interest paid	$520	$53

Note 11 — Contingencies

The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

The following legal proceedings were acquired in the Merger and are considered outside the ordinary course of business.

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

Note 12 — Impact of Recently Issued Accounting Standards

On January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. Under FIN 48, the Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to SFAS No. 109, “Accounting for Income Taxes”. The cumulative effect of adopting FIN 48 was a $19.3 million decrease to income taxes payable with a corresponding increase to the January 1, 2007 balance of retained earnings for tax benefits not previously recognized.

The total balance of the reserve for uncertain income tax positions as of the date of adoption was $16.8 million. The reserve is classified as a current or long-term liability in the consolidated balance sheet based on the Company’s expectation of when the items will be settled. Included in the total reserve is accrued interest of $0.2 million. There are no penalties accrued as of the date of adoption. If the total amount of the unrecognized tax positions as of the date of adoption were recognized, the Company’s income tax expense would have decreased by $16.8 million. The Company records interest expense and penalties accrued in relation to uncertain income tax positions as a component of current income tax expense.

As of March 31, 2007, the total amount of the reserve for uncertain tax positions including interest and penalties is $34.6 million and it is classified as a current or long-term liability in the consolidated balance sheet based on the Company’s expectation of when the items will be settled. Interest and penalties are included in the total reserve of approximately $2.0 million and $1.6 million, respectively. The increase in the total reserve is primarily the result of the addition of uncertain tax positions acquired from Pemstar. The analysis of the uncertain tax positions related to Pemstar for both US and foreign jurisdictions under FIN 48 was performed as of the acquisition date. Any adjustments recorded related to the uncertain tax positions of the Pemstar acquisition was recognized as part of a business combination pursuant to SFAS No. 141.

During the next twelve months, it is reasonably possible that the reserve for uncertain tax positions will decrease by approximately $6.9 million as it relates to certain US and foreign income tax benefits for worthless stock deductions, and income tax audits due to the expiration of the statute of limitations or final audit settlements in respective countries. If realized, the

Company’s income tax expense would decrease by $6.9 million. As of January 1, 2007, the Company’s business locations in the United States, Ireland, Mexico, Thailand, Singapore, Netherlands, China, and Luxembourg remain open to examination by the various local taxing authorities, in total or in part, for years ended 2001 to 2006, respectively.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements’’ (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands the requisite disclosures for fair value measurements. SFAS No. 157 is effective in fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of adopting SFAS No. 157 on its consolidated results of operations and financial condition.

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

Note 13 — Restructuring Charges and Integration Costs

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

The Company recognized restructuring charges during 2006 related to reductions in workforce and the re-sizing and closure of certain facilities. These charges were recorded pursuant to plans developed and approved by management. Restructuring charges associated with these realignment efforts, primarily related to the closure of the Company’s Leicester, England and Loveland, Colorado facilities, were approximately $4.7 million ($4.0 million net of tax) during the year ended December 31, 2006.

The following table summarizes the respective payments and the remaining accrued balance as of March 31, 2007 for estimated restructuring charges incurred during the year ended December 31, 2006:

		Facility	Other
		Lease	Exit	Total
	Severance	Costs	Costs	Costs
Balance as of December 31, 2006	$200	$57	$142	$399
Payments	(144)	(14)	(142)	(300)
Balance as of March 31, 2007	$56	$43	$—	$99

Accruals related to restructuring activities are recorded in accrued liabilities in the accompanying consolidated balance sheets. The Company expects to pay all 2006 restructuring charges by June 30, 2007.

The Company recognized restructuring charges during 2007 related to reductions in workforce and the re-sizing of certain facilities. These charges were recorded pursuant to plans developed and approved by management. Restructuring charges associated with these realignment efforts, primarily related to the transfer of the Company’s PCBA operations in Dublin, Ireland to Romania, were approximately $0.8 million (0.7 million net of tax) during the three months ended March 31, 2007.

The following table summarizes the respective payments and the remaining accrued balance as of March 31, 2007 for estimated restructuring charges incurred during the three months ended March 31, 2007:

		Other
		Exit	Total
	Severance	Costs	Costs
Balance as of December 31, 2006	$—	$—	$—
Provision for charges incurred	521	314	835
Payments	(348)	(4)	(352)
Non-cash charges incurred	—	(273)	(273)
Balance as of March 31, 2007	$173	$37	$210

Accruals related to restructuring activities are recorded in accrued liabilities in the accompanying consolidated balance sheets. The Company expects to pay all 2007 restructuring charges by June 30, 2007.

In connection with the Pemstar acquisition, a total of $2.5 million ($1.9 million net of tax) in integration costs were incurred during the three months ended March 31, 2007.

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

As our customers have continued to expand their globalization strategy during the past several years, we have continued to make the necessary changes to align our business operations with our customers’ demand. These changes include, among other activities, moving production between facilities, reducing staff levels, realigning our business processes and reorganizing our management. Restructuring charges associated with these realignment efforts, primarily related to the closure of our Leicester, England and Loveland, Colorado facilities, were approximately $4.7 million (pre-tax) during the year ended December 31, 2006. During the three months ended March 31, 2007, we incurred $0.8 million (pre-tax), primarily related to the transfer of the Company’s PCBA operations in Dublin, Ireland to Brasov, Romania, as we continue to expand our low-cost capacity while realigning and further strengthen our global footprint to support continued business opportunities. These efforts will continue throughout 2007. We believe that our global manufacturing presence increases our ability to be responsive to our customers’ needs by providing accelerated time-to-market and time-to-volume production of high quality products. These capabilities should enable us to build stronger strategic relationships with our customers and to become a more integral part of their operations. Our customers face challenges in planning, procuring and managing their inventories efficiently due to customer demand fluctuations, product design changes, short product life cycles and component price fluctuations. We employ production management systems to manage their procurement and manufacturing processes in an efficient and cost-effective manner so that, where possible, components arrive on a just-in-time, as-and-when needed basis. We are a significant purchaser of electronic components and other raw materials, and can capitalize on the economies of scale associated with our relationships with suppliers to negotiate price discounts, obtain components and other raw materials that are in short supply, and return excess components. Our expertise in supply chain management and our relationships with suppliers across the supply chain enables us to reduce our customers’ cost of goods sold and inventory exposure.

We recognize revenue from the sale of circuit board assemblies, systems and excess inventory when the goods are shipped, title and risk of ownership have passed, the price to the buyer is fixed and determinable and recoverability is reasonably assured. Revenue from design, development and engineering services is recognized when the services are performed and collectibility is reasonably certain. Such services provided under fixed price contracts are accounted for using the percentage of completion method. We assume no significant obligations after product shipment as we typically warrant workmanship only. Therefore our warranty provisions are insignificant.

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

Recent Acquisition

Effective January 8, 2007, we acquired Pemstar Inc. (Pemstar), a publicly traded EMS company headquartered in Rochester, Minnesota (the Merger). Pursuant to the Agreement and Plan of Merger among Benchmark and Pemstar dated October 16, 2006 (the Merger Agreement), each issued and outstanding share of common stock, par value $0.01 per share, of Pemstar was converted into the right to receive 0.16 of a common share, par value $0.10 per share, of Benchmark. With the closing of the Merger, Pemstar became a wholly-owned subsidiary of Benchmark. With the acquisition of Pemstar, our global operations now include 24 facilities in nine countries. This acquisition expanded our customer base and deepened our engineering and systems integration capabilities.

The aggregate purchase price was $221.3 million, including common shares valued at $202.5 million, stock options and warrants valued at $9.0 million, conversion feature of debt valued at $4.8 million and estimated acquisition costs of $5.0 million. The value of the 7.3 million common shares issued was based on the average market price of our common shares over the 2-day period before and after the terms of the acquisition were agreed to and announced.

As a direct result of the Merger, we assumed approximately $89.4 million of indebtedness. Since the acquisition date of January 8, 2007, this indebtedness has been reduced by approximately $66.3 million.

We are accounting for the Merger utilizing the accounting principles promulgated by Statement of Financial Accounting Standards (SFAS) Nos. 141 and 142. Therefore, the results of operations of the Pemstar operations since January 8, 2007 have been included in the accompanying consolidated statements of income.  The preliminary allocation of the net purchase price of the Merger resulted in goodwill of approximately $180.0 million.

The inclusion of the operations of the acquired facilities in Benchmark’s accounts is responsible for a substantial portion of the variations in the results of our operations (including components thereof) from period to period.  The effects of the Merger on our financial condition and our reported results of operations should be considered when reading the financial information contained herein.

The Merger constitutes a significant expansion of our operations.  Accordingly, the potential effect of the Merger on our future financial condition, liquidity and results of operations should be considered when reading the historical financial information and related discussions set forth in the following section.  See Note 2 to the Condensed Consolidated Financial Statements.

Summary of Results

Sales for the three months ended March 31, 2007 increased 16% to $752.5 million compared to $651.2 million for the same period of 2006. The increase in our sales is primarily a result of the Merger. Sales to our largest customer, Sun Microsystems, Inc., represented 25% of our sales in 2007 compared to 37% of our sales in 2006. Sales to our largest customer decreased to $190.8 million in 2007 from $243.4 million in 2006. For the remainder of 2007, we expect that revenues from our top customer will remain in the mid 20% range, excluding new program ramps.

Our gross profit as a percentage of sales increased to 7.2% in 2007 from 7.0% in 2006. We do experience fluctuations in gross profit from period to period. Comparing 2007 to 2006, the fluctuations were due primarily to changes in production levels, production mix, inventory levels, new program ramps, product crossovers and other factors, including the impacts of the Merger. Different programs can contribute different gross profits depending on factors such as the types of services involved, location of production, size of the program, complexity of the product, and level of material costs associated with the various products. New programs can contribute relatively less to our gross profit in their early stages when manufacturing volumes are usually lower, resulting in inefficiencies and unabsorbed manufacturing overhead costs. In addition, a number of our new and higher volume programs remain subject to competitive constraints that could exert downward pressure on our margins in the near future.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Our significant accounting policies are summarized in Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to allowance for doubtful accounts, inventories, deferred taxes, impairment of long-lived assets, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss would be recognized to the extent that the carrying amount exceeds the asset’s fair value. We completed the annual impairment test during the fourth quarter of 2006 and determined that no impairment existed as of the date of the impairment test. Goodwill and intangible assets are measured at the reporting unit level, which we have determined to be consistent with our operating segments as defined in Note 9 to the Condensed Consolidated Financial Statements in Item 1 of this report, by determining the fair values of the reporting units using a discounted cash flow model and comparing those fair values to the carrying values, including goodwill, of the reporting unit. As of March 31, 2007, we had net goodwill of approximately $297.8 million, including $184.8 million resulting from 2007 acquisitions. Circumstances that may lead to impairment of goodwill include unforeseen decreases in future performance or industry demand, and the restructuring of our operations as a result of a change in our business strategy.

Stock-Based Compensation

In accordance with the provisions of SFAS No. 123 (Revised 2004) and the Security and Exchange Commission Staff Accounting Bulletin No. 107 (SAB 107), we began recognizing stock-based compensation expense in our consolidated statement of income on January 1, 2006. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Option pricing models require the input of subjective assumptions, including the expected life of the option and the expected stock price volatility. Judgment is also required in estimating the number of option awards that are expected to vest as a result of satisfaction of time-based vesting schedules. If actual results or future changes in estimates differ significantly from our current estimates, stock-based compensation could increase or decrease. See Note 3 to the Condensed Consolidated Financial Statements.

Recently Enacted Accounting Principles

See Note 12 to the Condensed Consolidated Financial Statements for a discussion of recently enacted accounting principles.

RESULTS OF OPERATIONS

The following table presents the percentage relationship that certain items in our Condensed Consolidated Statements of Income bear to sales for the periods indicated. The financial information and the discussion below should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto in Item 1 of this report.

	Three months ended March 31,
	2007	2006
Sales	100.0%	100.0%
Cost of sales	92.8	93.0
Gross profit	7.2	7.0
Selling, general and administrative expenses	3.1	2.5
Amortization of intangibles	0.1	—
Restructuring charges and integration costs	0.4	0.4
Income from operations	3.6	4.0
Other income, net	0.2	0.2
Income before income taxes	3.8	4.3
Income tax expense	0.5	0.2
Net income	3.3%	4.1%

Sales

Sales for the first quarter of 2007 were $752.5 million, a 16% increase from sales of $651.2 million for the same quarter in 2006. The increase of $101.2 million is primarily a result of the Merger.

The following table sets forth, for the periods indicated, the percentages of our sales by industry sector.

	Three months ended March 31,
	2007	2006
Computers and related products for business enterprises	52%	58%
Telecommunications equipment	14	12
Industrial controls equipment	13	12
Medical devices	14	13
Testing and instrumentation products	7	5
	100%	100%

A substantial percentage of our sales have been made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. Sales to our largest customer, Sun Microsystems, Inc., represented 25% of our sales during the first quarter of 2007 compared to 37% of our sales in 2006. Sales to our largest customer decreased to $190.8 million in 2007 from $243.4 million in 2006. For the remainder of 2007, we expect that revenues from our top customer will remain in the mid 20% range, excluding new program ramps. Our future sales are dependent on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on us.

Our international operations are subject to the risks of doing business abroad. These risks have not had a material adverse effect on our results of operations through March 31, 2007. However, we can make no assurances that there will not be an adverse impact in the future. See Part II, Item 1A for factors pertaining to our international sales and fluctuations in the exchange rates of foreign currency and for further discussion of potential adverse effects in operating results associated with the risks of doing business abroad. During the first three months of 2007 and 2006, 40% and 34%, respectively, of our sales were from our international operations.

Gross Profit

Gross profit increased 20% to $54.5 million for the three months ended March 31, 2007 from $45.4 million in 2006. Gross profit as a percentage of sales increased to 7.2% during the first quarter of 2007 from 7.0% in 2006. We do experience fluctuations in gross profit from period to period. Comparing 2007 to 2006, the fluctuations were due primarily to changes in production levels, production mix, inventory levels, new program ramps, product crossovers and other factors, including the impacts of the Merger. Different programs can contribute different gross profits depending on factors such as the types of services involved, location of production, size of the program, complexity of the product, and level of material costs associated with the various products. New programs can contribute relatively less to our gross profit in their early stages when manufacturing volumes are usually lower, resulting in inefficiencies and unabsorbed manufacturing overhead costs. In addition, a number of our new and higher volume programs remain subject to competitive constraints that could exert downward pressure on our margins in the near future.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $23.2 million in 2007, an increase of 42% from $16.4 million in 2006. Selling, general and administrative expenses, as a percentage of sales, were 3.1% and 2.5%, respectively, in 2007 and 2006. The increase in selling, general and administrative expenses is primarily associated with the Merger.

Restructuring Charges and Integration Costs

We recognized $3.3 million and $2.8 million in restructuring charges and integration costs during the first three months of 2007 and 2006, respectively, related to reductions in workforce and the re-sizing and closure of certain facilities and the integration of the facilities acquired in the Merger. In connection with these activities, we recorded restructuring charges for employee termination costs and other restructuring and integration related costs.

The recognition of the restructuring charges requires that we make certain judgments and estimates regarding the nature, timing and amount of costs associated with the planned exit activity. To the extent our actual results in exiting these facilities differ from our estimates and assumptions, we may be required to revise the estimates of future liabilities, requiring the recognition of additional restructuring charges or the reduction of liabilities already recognized.

At the end of each reporting period, we evaluate the remaining accrued balances to ensure that no excess accruals are retained and the utilization of the provisions are for their intended purpose in accordance with developed exit plans. See Note 13 to the Condensed Consolidated Financial Statements in Item 1 of this report.

Interest Expense

Interest expense for the three-month periods ended March 31, 2007 and 2006 was $0.8 million and $0.1 million, respectively.  The increase is primarily due to interest expense on the debt assumed in the Merger. See Note 6 to the Condensed Consolidated Financial Statements in Item 1 of this report.

Income Tax Expense

Income tax expense of $3.9 million represented an effective tax rate of 13.7% for the three months ended March 31, 2007, compared with $1.3 million at an effective tax rate of 4.7% for the same period in 2006. The increase in the effective tax rate is primarily due to a tax benefit of $4.8 million related to the closure of our Leicester, England facility recorded in the first quarter of 2006 offset by an increase in tax-exempt income in certain foreign locations in the first quarter of 2007. See Note 8 to the Condensed Consolidated Financial Statements in Item 1 of this report.

Net Income

We reported net income of approximately $24.5 million, or diluted earnings per share of $0.34 for the first three months of 2007, compared with net income of approximately $26.5 million, or diluted earnings per share of $0.41 for the same period of 2006. The net decrease of $2.0 million from 2006 was primarily due to the tax benefit of $4.8 million recorded in 2006, offset by the other factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our growth and operations through funds generated from operations, proceeds from the sale of our securities and funds borrowed under our credit facilities. Cash and cash equivalents increased to $151.6 million at March 31, 2007 from $123.9 million at December 31, 2006.

Cash provided by operating activities was $94.5 million in 2007. The cash provided by operations during 2007 consisted primarily of $24.5 million of net income adjusted for $10.6 million of depreciation and amortization, an $83.2 million decrease in accounts receivable, a $24.2 million decrease in inventories offset by a $43.0 million decrease in accounts payable. Working capital was $811.3 million at March 31, 2007 and $760.9 million at December 31, 2006. The increase in working capital during 2007 is primarily due to the increased level of business activity resulting from the Merger.

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

Cash used in investing activities was $3.1 million for the three months ended March 31, 2007 primarily due to the purchase of additional property, plant and equipment and short-term investments offset by the sales and maturity of our short-term investments and the net cash acquired in the Merger. Capital expenditures of $7.5 million were primarily concentrated in manufacturing production equipment in Asia to support our ongoing business and to expand certain existing manufacturing operations.

Cash used in financing activities was $65.2 million for the three months ended March 31, 2007. During 2007, we received $0.8 million from the exercise of stock options and $0.2 million in federal tax benefits of stock options exercised. As a direct result of the Merger, we assumed approximately $89.4 million of indebtedness. Since the acquisition date of January 8, 2007, this indebtedness has been reduced by approximately $66.3 million.

Under the terms of a Credit Agreement (the Credit Agreement), we have a $100.0 million three-year revolving credit line for general corporate purposes which can be increased to a total of $200.0 million and which will expire on January 20, 2008. Interest on outstanding borrowings under the Credit Agreement is payable quarterly, at our option, at either the bank’s Eurodollar rate plus 1.00% to 1.75% or its prime rate plus 0.00% to 0.25%, based upon our debt ratio as specified in the Credit Agreement. A commitment fee of 0.20% to 0.35% per annum (based upon our debt ratio) on the unused portion of the revolving credit line is payable quarterly in arrears. As of March 31, 2007, we had no borrowings outstanding under the Credit Agreement and $100.0 million was available for future borrowings.

The Credit Agreement is secured by our domestic inventory and accounts receivable, 100% of the stock of our domestic subsidiaries, and 65% of the voting capital stock of each direct foreign subsidiary and substantially all of our and our domestic subsidiaries’ other tangible and intangible assets. The Credit Agreement contains customary financial covenants as to working capital, debt leverage, fixed charges, and consolidated net worth, and restricts our ability to incur additional debt, pay dividends, sell assets and to merge or consolidate with other persons without the consent of the banks. As of March 31, 2007, we were in compliance with all such covenants and restrictions.

Our Thailand subsidiary has a credit agreement with Kasikornbank Public Company (the Thai Credit Agreement). The Thai Credit Agreement provides that the lender will make available to our Thailand subsidiary up to approximately $16 million in revolving loans and machinery loans. The Thai Credit Agreement is secured by land, buildings and machinery in Thailand. In addition, the Thai Credit Agreement provides for approximately $1.9 million (62 million Thai baht) in working capital availability in the form of working capital loans (10 million Thai baht) and bank guarantees (52 million Thai baht). Availability of funds under the Thai Credit Agreement is reviewed annually and is currently accessible through September 2007. As of March 31, 2007, our Thailand subsidiary had no working capital borrowings outstanding.

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

As of March 31, 2007, we had cash and cash equivalents totaling $151.6 million, short-term investments totaling $105.7 million and $100.0 million available for borrowings under our revolving credit line. We believe that during the next twelve months, our capital expenditures will be approximately $30 to $40 million, principally for machinery and equipment to support our ongoing business around the globe, in addition to our planned expansion in Asia, primarily a new building in China. Management believes that our existing cash and short-term investment balances and funds generated from operations will be sufficient to permit us to meet our liquidity requirements over the next twelve months. Management further believes that our ongoing cash flows from operations and any borrowings we may incur under our credit facilities will enable us to meet operating cash requirements in future years. Should we desire to consummate significant acquisition opportunities, our capital needs would increase and could possibly result in our need to increase available borrowings under our revolving credit facility or access public or private debt and equity markets. There can be no assurance, however, that we would be successful in raising additional debt or equity on terms that we would consider acceptable.

CONTRACTUAL OBLIGATIONS

We have certain contractual obligations that extend out beyond 2007 under lease obligations. Non-cancelable purchase commitments do not typically extend beyond the normal lead-time of several weeks. Purchase orders beyond this time frame are typically cancelable. We do not utilize off-balance sheet financing techniques other than traditional operating leases and we have not guaranteed the obligations of any entity that is not one of our wholly-owned subsidiaries. The total contractual cash obligations in existence at March 31, 2007 due pursuant to contractual commitments are:

		Payments due by period
		Less than	1-3	3-5	More than
(in thousands)	Total	1 year	years	years	5 years
Operating Lease Obligations	$54,418	$12,249	$22,833	$7,571	$11,765
Capital Lease Obligations	26,428	1,429	3,088	2,951	18,960
Total Obligations	$80,846	$13,678	$25,921	$10,522	$30,725

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2007, we did not have any significant off-balance sheet arrangements. See Note 11 to the Condensed Consolidated Financial Statements in Item 1 of this report.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

Our international sales are a significant portion of our net sales; we are exposed to risks associated with operating internationally, including the following:

•                  Foreign currency exchange risk;

•                  Import and export duties, taxes and regulatory changes;

•                  Inflationary economies or currencies; and

•                  Economic and political instability.

We do not use derivative financial instruments for speculative purposes. As of March 31, 2007, we did not have any foreign currency hedges. In the future, significant transactions involving our international operations may cause us to consider engaging in hedging transactions to attempt to mitigate our exposure to fluctuations in foreign exchange rates. These exposures are primarily, but not limited to, vendor payments and inter-company balances in currencies other than the currency in which our foreign operations primarily generate and expend cash. Our international operations in some instances operate in a natural hedge because both operating expenses and a portion of sales are denominated in local currency. Our sales are substantially denominated in U.S. dollars. Our foreign currency cash flows are generated in certain Asian and European countries, Mexico and Brazil. With the acquisition of Pemstar, our foreign currency cash flows have increased.

We are also exposed to market risk for changes in interest rates, a portion of which relates to our short-term investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place cash and cash equivalents and investments with various major financial institutions. We protect our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by generally investing in investment grade securities. As of March 31, 2007, the outstanding amount in the short-term investment portfolio was $105.7 million of auction rate securities with an average return of 3.7%.

Item 4 — Controls and Procedures

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

On January 8, 2007, we completed the Merger, at which time Pemstar became a subsidiary of the Company. See Note 2 to the condensed consolidated financial statements contained in this Quarterly Report for further details of the Merger. We will be incorporating internal controls over financial reporting related to Pemstar into our assessment of our internal control over financial reporting for 2007. Other than the changes relating to Pemstar, there have been no changes in our internal control over financial reporting that occurred during the fiscal period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibits 31.1 and 31.2 are the Certifications of the CEO and the CFO, respectively. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This Item is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

PART II—OTHER INFORMATION

Item 1 — Legal Proceedings

We are involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position or results of operations.

The following legal proceedings were acquired in the Merger and are considered outside the ordinary course of business.

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

Item 1A.         Risk Factors.

There are no material changes to the risk factors set forth in Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

31.1 Section 302 Certification of Chief Executive Officer

31.2 Section 302 Certification of Chief Financial Officer

32.1 Section 1350 Certification of Chief Executive Officer

32.2 Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 10, 2007.

BENCHMARK ELECTRONICS, INC.
(Registrant)

By:	/s/ Cary T. Fu
Cary T. Fu
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Donald F. Adam
Donald F. Adam
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer