Form 10-Q
period 2007-06-30
BENCHMARK ELECTRONICS INC
filed 2007-08-09
CIK 863436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007.

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

As of August 7, 2007 there were 72,928,564 Common Shares of Benchmark Electronics, Inc., par value $0.10 per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30,	December 31,
(in thousands, except par value)	2007	2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$161,331	$123,872
Short-term investments	157,135	100,460
Accounts receivable, net of allowance for doubtful accounts of $1,175 and $1,430, respectively	500,859	462,953
Inventories, net	384,557	420,347
Prepaid expenses and other assets	84,211	56,444
Deferred income taxes	18,809	6,534
Total current assets	1,306,902	1,170,610
Property, plant and equipment, net	154,111	110,912
Goodwill, net	288,875	112,999
Other, net	28,233	11,599
	$1,778,121	$1,406,120
Liabilities and Shareholders’ Equity
Current liabilities:
Notes payable and current installments of long-term debt and capital lease obligations	$619	$—
Accounts payable	369,105	335,470
Income taxes payable	6,529	31,300
Accrued liabilities	59,090	42,948
Total current liabilities	435,343	409,718
Long-term debt and capital lease obligations, less current installments	12,350	—
Other long-term liabilities	31,753	2,306
Deferred income taxes	10,658	9,074
Shareholders’ equity:
Preferred shares, $0.10 par value; 5,000 shares authorized, none issued	—	—
Common shares, $0.10 par value; 145,000 shares authorized; issued — 73,003 and 64,862, respectively; outstanding — 72,892 and 64,751, respectively	7,289	6,475
Additional paid-in capital	815,328	586,349
Retained earnings	468,681	398,949
Accumulated other comprehensive loss	(3,009)	(6,479)
Less treasury shares, at cost; 111 shares	(272)	(272)
Total shareholders’ equity	1,288,017	985,022
Commitments and contingencies
	$1,778,121	$1,406,120

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2007	2006	2007	2006
Sales	$756,295	$749,171	$1,508,777	$1,400,415
Cost of sales	701,800	696,871	1,399,794	1,302,749
Gross profit	54,495	52,300	108,983	97,666
Selling, general and administrative expenses	24,219	18,409	47,467	34,779
Amortization of intangibles	447	—	894	—
Restructuring charges and integration costs	2,205	1,261	5,550	4,030
Income from operations	27,624	32,630	55,072	58,857
Interest expense	(564)	(97)	(1,375)	(183)
Other income	3,587	1,981	5,302	3,670
Income before income taxes	30,647	34,514	58,999	62,344
Income tax expense	4,726	6,990	8,602	8,298
Net income	$25,921	$27,524	$50,397	$54,046

Earnings per share:
Basic	$0.36	$0.43	$0.70	$0.84
Diluted	$0.35	$0.42	$0.69	$0.83

Weighted-average number of shares outstanding:
Basic	72,540	64,320	71,991	63,963
Diluted	73,346	65,273	73,026	65,041

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2007	2006	2007	2006
Net income	$25,921	$27,524	$50,397	$54,046
Other comprehensive income:
Foreign currency translation adjustments	2,094	(190)	3,470	1,057
Comprehensive income	$28,015	$27,334	$53,867	$55,103

Accumulated unrealized foreign currency translation losses were $2.9 million and $6.4 million at June 30, 2007 and December 31, 2006. Foreign currency translation adjustments consist of adjustments to consolidate subsidiaries that use the local currency as their functional currency and transaction gains and losses related to intercompany dollar-denominated debt that is not expected to be repaid in the foreseeable future.

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders’ Equity
(unaudited)

					Accumulated
			Additional		other		Total
		Common	paid-in	Retained	comprehensive	Treasury	shareholders’
(in thousands)	Shares	shares	capital	earnings	income (loss)	shares	equity
Balances, December 31, 2006	64,751	$6,475	586,349	398,949	(6,479)	(272)	985,022
Adoption of FIN 48	—	—	—	19,335	—	—	19,335
Stock-based compensation expense	—	—	1,812	—	—	—	1,812
Merger	7,301	730	215,235	—	—	—	215,965
Conversion of debt	351	35	4,965	—	—	—	5,000
Stock options exercised	489	49	5,357	—	—	—	5,406
Federal tax benefit of stock options exercised	—	—	1,610	—	—	—	1,610
Comprehensive income	—	—	—	50,397	3,470	—	53,867
Balances, June 30, 2007	72,892	$7,289	815,328	468,681	(3,009)	(272)	1,288,017

See accompanying notes to consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,
(in thousands)	2007	2006
Cash flows from operating activities:
Net income	$50,397	$54,046
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	20,771	12,980
Deferred income taxes	3,361	411
Gain on the sale of property, plant and equipment	(472)	(19)
Asset impairment	273	—
Stock-based compensation expense	1,812	1,662
Federal tax benefit of stock options exercised	549	1,089
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	95,180	(86,471)
Inventories	103,845	(118,834)
Prepaid expenses and other assets	(6,295)	(3,246)
Accounts payable	(90,058)	96,081
Accrued liabilities	(22,132)	4,665
Income taxes	3,523	(2,088)
Net cash provided by (used in) operations	160,754	(39,724)
Cash flows from investing activities:
Purchases of short-term investments	(265,125)	(205,600)
Proceeds from sales and maturities of short-term investments	208,450	238,450
Additions to property, plant and equipment	(10,044)	(20,160)
Proceeds from the sale of property, plant and equipment	1,195	492
Additions to purchased software	(793)	(2,209)
Net cash acquired in acquisitions	5,736	—
Net cash provided by (used in) investing activities	(60,581)	10,973
Cash flows from financing activities:
Proceeds from stock options exercised	5,406	12,117
Federal tax benefit of stock options exercised	1,061	4,259
Principal payments on long-term debt and capital lease obligations	(88,465)	—
Proceeds from long-term debt	16,760	—
Stock split costs	—	(66)
Net cash provided by (used in) financing activities	(65,238)	16,310
Effect of exchange rate changes	2,524	507
Net increase in cash and cash equivalents	37,459	(11,934)
Cash and cash equivalents at beginning of year	123,872	110,845
Cash and cash equivalents at June 30	$161,331	$98,911

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

Note 2 — Acquisitions

Effective January 8, 2007, the Company acquired Pemstar Inc. (Pemstar), a publicly traded electronics manufacturing services (EMS) company headquartered in Rochester, Minnesota (the Merger). Pursuant to the Agreement and Plan of Merger among the Company and Pemstar dated October 16, 2006 (the Merger Agreement), each issued and outstanding share of common stock, par value $0.01 per share, of Pemstar was converted into the right to receive 0.160 of a common share, par value $0.10 per share, of the Company. With the closing of the Merger, Pemstar became a wholly owned subsidiary of the Company. This acquisition expanded the Company’s customer base and deepened its engineering and systems integration capabilities.

The aggregate purchase price was $221.4 million, including common shares valued at $202.5 million, stock options and warrants valued at $9.0 million, conversion feature of debt valued at $4.8 million and estimated acquisition costs of $5.1 million. The value of the 7.3 million common shares issued was based on the average market price of the Company’s common shares over the 2-day period before and after the terms of the acquisition were agreed to and announced.

As a direct result of the Merger, the Company assumed approximately $89.4 million of indebtedness, including $5 million in convertible senior subordinated notes. Subsequent to the Merger, the Company reduced the assumed debt by $71.7 million. The convertible senior subordinated notes matured on May 1, 2007 and were converted into 0.4 million common shares at the request of the noteholders. Prior to the Merger, the Company had no outstanding debt.

The Company is accounting for the Merger utilizing the accounting principles promulgated by Statement of Financial Accounting Standards (SFAS) Nos. 141 and 142. Therefore, the results of operations of the Pemstar operations since January 8, 2007 have been included in the accompanying consolidated statement of income. The preliminary allocation of the net purchase price of the Merger resulted in goodwill of approximately $171.1 million. The ultimate allocation of the purchase price may differ from the amounts included in these financial statements. Adjustments to the purchase price allocations, if any, are expected to be finalized by the end of 2007, and will be reflected in future filings. Management does not expect these adjustments, if any, to have a material effect on the Company’s financial position or results of operations. In connection with the Merger, the Company amended its Amended and Restated Credit Agreement dated June 23, 2000 to permit the Merger.

The following is an estimate of the purchase price for Pemstar and the preliminary purchase price allocation (in thousands):

Acquisition of the 45.6 million shares of outstanding common stock of Pemstar at $4.44 per share	$202,475
Estimated fair value of Pemstar stock options and warrants	9,023
Estimated fair value of the conversion feature of debt	4,773
Acquisition costs	5,140
Total purchase price	$221,411

Current assets	$236,227
Property, plant and equipment	52,090
Deferred taxes	11,286
Goodwill	171,127
Intangible assets	17,877
Other assets	7,151
Total assets acquired	495,758

Current liabilities	182,202
Long-term debt, capital lease obligations and other long-term liabilities	92,145
Total liabilities assumed	274,347
Net assets acquired	$221,411

On March 1, 2007, we terminated a joint venture agreement and acquired for $5.3 million the remaining 40% minority interest in the Company’s Romanian subsidiary. We acquired the other 60% interest in the Merger discussed above. The purchase price in excess of the 40% minority interest liability resulted in goodwill of $4.7 million.

The following summary pro forma condensed consolidated financial information reflects the acquisition of Pemstar as if it had occurred on January 1, 2006 for purposes of the statements of income. The summary pro forma information is not necessarily representative of what the Company’s results of operations would have been had the acquisition of Pemstar in fact occurred on January 1, 2006 and is not intended to project the Company’s results of operations for any future period or date. Pro forma results of operations for the six months ended June 30, 2007 related to the Merger have not been presented since the operating results for Pemstar for the period up to the date of acquisition are immaterial.

Pro forma condensed consolidated financial information for the six months ended June 30, 2006 (unaudited):

Six months ended
June 30, 2006
Net sales	$1,668,000
Gross profit	$123,253
Income from operations	$70,038
Net income	$59,614
Earnings per share:
Basic	$0.84
Diluted	$0.82
Weighted-average number of shares outstanding:
Basic	71,265
Diluted	72,970

Note 3 — Stock-Based Compensation

The Company’s stock awards plan permits the grant of a variety of types of awards, including stock options, restricted stock awards, stock appreciation rights, performance awards, and phantom stock awards, or any combination thereof, to key employees of the Company. Stock options are granted to employees with an exercise price equal to the market price of the Company’s stock on the date of grant, vest over a four-year period from the date of grant and have a term of ten years. Members of the Board of Directors of the Company who are not employees of the Company participate in a separate stock option plan that provides for the granting of stock options upon the occurrence of the non-employee director’s election or re-election to the Board of Directors. All awards under the non-employee director stock option plan are fully vested upon the date of grant and have a term of ten years. As of June 30, 2007, 5.6 million additional options may be granted under the Company’s existing plans.

Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The total compensation cost recognized for stock-option awards was $1.2 million and $1.8 million for the three and six month periods ended June 30, 2007, and  $1.2 million and $1.7 million for the three and six month periods ended June 30, 2006. The compensation expense for stock-based awards includes an estimate for forfeitures and is recognized over the vesting period of the options using the straight-line method. SFAS No. 123R requires that cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards (excess tax benefits) be classified as cash flows from financing activities.

As of June 30, 2007, there was approximately $7.2 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 2.9 years.

During the three months and six months ended June 30, 2007, the Company issued 0.1 million and 0.4 million options, respectively. In connection with the Merger, all outstanding Pemstar options were converted into options of the Company at the 0.160 exchange ratio on January 8, 2007. These were the only options issued during the three months ended March 31, 2007. During the three months and six months ended June 30, 2006, the Company issued 0.1 million and 1.1 million options, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions used to value the options converted from Pemstar and the option grants during the three and six months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Expected term of options	7.0 years	5.4 years	2.7 years	4.5 years
Expected volatility	42%	42%	29%	46%
Risk-free interest rate	4.65%	5.04%	4.83%	4.43%
Dividend yield	zero	zero	zero	zero

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

The weighted-average fair value per option granted during the three and six months ended June 30, 2007 was $11.01 and $9.45. The total cash received as a result of stock option exercises for the six months ended June 30, 2007 and 2006 was approximately $5.4 million and $12.1 million, respectively. The tax benefit realized as a result of the stock option exercises was $1.6 million and $5.3 million during the first six months of 2007 and 2006. For the six months ended June 30, 2007 and 2006, the total intrinsic value of stock options exercised was $5.2 million and $17.3 million, respectively.

The following table summarizes the activities relating to the Company’s stock option plans:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value
Outstanding at December 31, 2006	5,716	$18.54	6.37
Granted	51	$21.35
Converted from Merger	369	$25.48
Exercised	(489)	$11.06
Canceled	(188)	$29.65
Outstanding at June 30, 2007	5,459	$19.33	6.09	$25,595
Exercisable at June 30, 2007	3,884	$17.08	4.95	$25,592

The aggregate intrinsic value in the table above is before income taxes and is calculated as the difference between the exercise price of the underlying options and the Company’s closing stock price of $22.62 as of the last business day of the period ended June 30, 2007 for options that had exercise prices that were lower than the closing price.

Note 4 — Earnings Per Share

Basic earnings per share is computed using the weighted-average number of shares outstanding. Diluted earnings per share is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding stock equivalents during the three and six months ended June 30, 2007 and 2006. Stock equivalents include common shares issuable upon the exercise of stock options and other equity instruments, and are computed using the treasury stock method. The following table sets forth the calculation of basic and diluted earnings per share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Numerator for basic per share - net income	$25,921	$27,524	$50,397	$54,046
Interest expense on outstanding equity instruments, net of tax	32	—	147	—
Numerator for diluted earnings per share	$25,953	$27,524	$50,544	$54,046

Denominator for basic earnings per share - weighted-average number of common shares outstanding during the period	72,540	64,320	71,991	63,963
Incremental common shares attributable to exercise of outstanding dilutive options	538	953	658	1,078
Incremental common shares attributable to conversion of 6.5% convertible debt	133	—	241	—
Incremental common shares attributable to exercise of warrants	135	—	136	—
Denominator for diluted earnings per share	73,346	65,273	73,026	65,041

Basic earnings per share	$0.36	$0.43	$0.70	$0.84
Diluted earnings per share	$0.35	$0.42	$0.69	$0.83

Options to purchase 3.1 million and 0.1 million common shares for the three and six months ended June 30, 2007 and 2006, respectively were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares for the period.

At June 30, 2007, the Company has outstanding warrants to purchase common shares as follows:

Shares	Exercise Price	Expiration Date
126,130	$14.25	May 1, 2009
160,000	$12.50	May 1, 2009
40,000	$10.125	July 18, 2009

These warrants were assumed in the Merger.

Note 5 — Goodwill and Other Intangible Assets

Goodwill associated with each of the Company’s business segments and changes in those amounts during the six-month period ended June 30, 2007 were as follows:

	Americas	Asia	Europe	Total
Goodwill, December 31, 2006	$106,931	$6,068	$—	$112,999
Acquisitions	119,742	36,420	19,686	175,848
Currency translation adjustment	28	—	—	28
Goodwill, June 30, 2007	$226,701	$42,488	$19,686	$288,875

Identifiable intangible assets totaling $17.9 million consist of customer relationships acquired in the Merger. Amortization of intangible assets for the three and six months ended June 30, 2007 totaled $0.4 million and $0.8 million. Amortization of these intangible assets for 2007 through 2017 will be approximately $1.8 million per year.

Note 6 — Borrowing Facilities

Notes payable, long-term debt and capital lease obligations outstanding as of June 30, 2007 consists of the following:

Notes payable and long-term debt	$356
Capital lease obligations	12,613

Total	12,969
Less current notes payable and current installments	619

Notes payable, long-term debt and capital lease obligations, less current installments	$12,350

In connection with the Merger, the Company assumed approximately $89.4 million of debt, including $5 million in convertible senior subordinated notes. Subsequent to the Merger, the Company reduced the assumed debt by $71.7 million. The convertible senior subordinated notes matured on May 1, 2007 and were converted into 0.4 million common shares at the request of the noteholders. Prior to the Merger, the Company had no outstanding debt.

Under the terms of a Credit Agreement (the Credit Agreement), the Company has a $100 million three-year revolving credit line for general corporate purposes which can be increased to a total of $200 million and which expires January 20, 2008. Interest on outstanding borrowings under the Credit Agreement is payable quarterly, at the Company’s option, at either the bank’s Eurodollar rate plus 1.00% to 1.75% or its prime rate plus 0.00% to 0.25%, based upon the Company’s debt ratio as specified in the Credit Agreement. A commitment fee of 0.20% to 0.35% per annum (based upon the Company’s debt ratio) on the unused portion of the revolving credit line is payable quarterly in arrears. As of June 30, 2007, the Company had no borrowings outstanding under the Credit Agreement and $100 million was available for future borrowings. The Credit Agreement is secured by the Company’s domestic inventory and accounts receivable, 100% of the stock of the Company’s domestic subsidiaries, 65% of the voting capital stock of each direct foreign subsidiary and substantially all of the other tangible and intangible assets of the Company and its domestic subsidiaries. The Credit Agreement contains customary financial covenants as to working capital, debt leverage, fixed charges, and consolidated net worth, and restricts the ability of the Company to incur additional debt, pay dividends, sell assets, and to merge or consolidate with other persons, without the consent of the banks. As of June 30, 2007, the Company was in compliance with all such covenants and restrictions.

The Company’s Thailand subsidiary has a credit agreement with Kasikornbank Public Company Limited (the Thai Credit Agreement). The Thai Credit Agreement provides that the lender will make available to the Company’s Thailand subsidiary up to approximately $16 million in revolving loans and machinery loans. The Thai Credit Agreement is secured by land, buildings and machinery in Thailand. In addition, the Thai Credit Agreement provides for approximately $1.9 million (62 million Thai baht) in working capital availability in the form of working capital loans (10 million Thai baht) and bank guarantees (52 million Thai baht). Availability of funds under the Thai Credit Agreement is reviewed annually and is currently accessible through September 2007. As of June 30, 2007, the Company’s Thailand subsidiary had no working capital borrowings outstanding.

In addition, the Company had two other available banking facilities assumed in the Merger which have been terminated.

Note 7 - Inventories

Inventory costs are summarized as follows:

	June 30,	December 31,
	2007	2006
Raw materials	$273,222	$296,814
Work in process	81,930	90,787
Finished goods	29,405	32,746
	$384,557	$420,347

Note 8 - Income Taxes

Income tax expense (benefit) consists of the following:

	Six Months Ended
	June 30,
	2007	2006
Federal — Current	$2,525	$6,102
Foreign — Current	2,167	(131)
State — Current	549	1,916
Deferred	3,361	411
	$8,602	$8,298

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

The Company has been granted certain tax incentives, including tax holidays, for its subsidiaries in China, Ireland, and Thailand. These tax incentives, including tax holidays, expire on various dates through 2012, and are subject to certain conditions with which the Company expects to comply. The net impact of these tax incentives was to lower income tax expense for the six months periods ended June 30, 2007 and 2006 by approximately $9.1 million (approximately $0.12 per diluted share) and $7.7 million (approximately $0.12 per diluted share), respectively.

Note 9 - Segment and Geographic Information

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

The Company has three reportable operating segments: the Americas, Europe, and Asia. Information about operating segments was as follows:

	Three Months		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net sales:
Americas	$572,778	$688,393	$1,133,101	$1,280,210
Asia	229,966	227,626	455,932	409,866
Europe	99,601	102,094	198,322	187,248
Elimination of intersegment sales	(146,050)	(268,942)	(278,578)	(476,909)
	$756,295	$749,171	$1,508,777	$1,400,415

Depreciation and amortization:
Americas	$5,045	$3,407	$10,309	$6,710
Asia	3,999	2,411	7,902	4,694
Europe	525	128	1,253	320
Corporate	573	631	1,307	1,256
	$10,142	$6,577	$20,771	$12,980

Income from operations:
Americas	$18,011	$22,769	$32,884	$44,190
Asia	12,981	17,274	29,307	29,811
Europe	2,013	(597)	2,055	(1,796)
Corporate and intersegment eliminations	(5,381)	(6,816)	(9,174)	(13,348)
	$27,624	$32,630	$55,072	$58,857

Capital expenditures:
Americas	$1,349	$4,002	$2,708	$9,746
Asia	836	6,392	6,794	9,921
Europe	334	318	542	493
	$2,519	$10,712	$10,044	$20,160

	June 30,	December 31,
	2007	2006
Total assets:
Americas	$1,132,387	$977,432
Asia	476,863	333,945
Europe	164,845	89,003
Corporate and other	4,026	5,740
	$1,778,121	$1,406,120

The following enterprise-wide information is provided in accordance with SFAS No. 131.  Geographic net sales information reflects the destination of the product shipped.  Long-lived assets information is based on the physical location of the asset.

	Three Months		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Geographic net sales:
United States	$583,503	$583,821	$1,150,191	$1,080,396
Asia	40,561	24,000	87,268	46,797
Europe	121,519	136,120	251,844	263,409
Other Foreign	10,712	5,230	19,474	9,813
	$756,295	$749,171	$1,508,777	$1,400,415

	June 30,	December 31,
	2007	2006
Long-lived assets:
United States	$93,373	$66,491
Asia	69,432	45,287
Europe	11,185	1,419
Other	8,354	9,314
	$182,344	$122,511

Note 10 — Supplemental Cash Flow Information

The following is additional information concerning supplemental disclosures of cash payments.

	Three Months		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Income taxes paid (refunded), net	$(866)	$10,367	$(52)	$10,748
Interest paid	539	62	1,059	115

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

The Company is subject to examination by tax authorities for varying periods in various U.S. and foreign taxing jurisdictions. During the course of such examinations disputes occur as to matters of fact and/or law. Also, in most taxing jurisdictions the passage of time without examination will result in the expiration of applicable statutes of limitations thereby precluding the taxing authority from conducting an examination of the tax period(s) for which such statute of limitation has expired. The Company believes that it has adequately provided for its tax liabilities.

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

The total balance of the reserve for uncertain income tax benefits as of the date of adoption was $16.8 million. The reserve is classified as a current or long-term liability in the consolidated balance sheet based on the Company’s expectation of when the items will be settled. Included in the total reserve is accrued interest of $0.2 million. There are no penalties accrued as of the date of adoption. If the total amount of the unrecognized tax benefits as of the date of adoption were recognized, the Company’s income tax expense would have decreased by $16.8 million. The

Company records interest expense and penalties accrued in relation to uncertain income tax benefits as a component of current income tax expense.

As of June 30, 2007, the total amount of the reserve for uncertain tax benefits including interest and penalties is $35.8 million and it is classified as a current or long-term liability in the consolidated balance sheet based on the Company’s expectation of when the items will be settled. Interest and penalties are included in the total reserve of approximately $2.1 million and $1.6 million, respectively. The increase in the total reserve is primarily the result of the addition of uncertain tax benefits acquired from Pemstar. The analysis of the uncertain tax positions related to Pemstar for both U.S. and foreign jurisdictions under FIN 48 was performed as of the acquisition date. Any adjustments recorded related to the uncertain tax positions of the Pemstar acquisition was recognized as part of a business combination pursuant to SFAS No. 141.

During the next twelve months, it is reasonably possible that the reserve for uncertain tax benefits will decrease by approximately $7.1 million as it relates to certain U.S. and foreign income tax benefits for worthless stock deductions, and income tax audits due to the expiration of the statute of limitations or final audit settlements in respective countries. If realized, the Company’s income tax expense would decrease by $7.1 million. As of January 1, 2007, the Company’s business locations in the United States, Ireland, Mexico, Thailand, Singapore, Netherlands, China, and Luxembourg remain open to examination by the various local taxing authorities, in total or in part, for years ended 2001 to 2006, respectively.

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

The following table summarizes the respective payments and the remaining accrued balance as of June 30, 2007 for estimated restructuring charges incurred during the year ended December 31, 2006:

		Facility	Other
		Lease	Exit	Total
	Severance	Costs	Costs	Costs
Balance as of December 31, 2006	$200	$57	$142	$399
Payments	(144)	(14)	(142)	(300)
Balance as of March 31, 2007	$56	$43	$—	$99
Provision for charges incurred	(11)	(40)	—	(51)
Payments	(8)	(3)	—	(11)
Currency translation adjustments	2	—	—	2
Balance as of June 30, 2007	$39	$—	$—	$39

Accruals related to restructuring activities are recorded in accrued liabilities in the accompanying consolidated balance sheets. The Company expects to pay all 2006 restructuring charges by September 30, 2007.

The Company recognized restructuring charges during 2007 related to reductions in workforce and the re-sizing of certain facilities. These charges were recorded pursuant to plans developed and approved by management. Restructuring charges associated with these realignment efforts, primarily related to the transfer of the Company’s PCBA operations in Dublin, Ireland to Brasov, Romania and the consolidation and resizing of certain other facilities, were approximately $0.6 million and $1.4 million  ($0.4 million and $1.2 million net of tax) during the three and six months ended June 30, 2007.

The following table summarizes the respective payments and the remaining accrued balance as of June 30, 2007 for estimated restructuring charges incurred during the six months ended June 30, 2007:

		Facility	Other
		Lease	Exit	Total
	Severance	Costs	Costs	Costs
Balance as of December 31, 2006	$—	$—	$—	$—
Provision for charges incurred	521	—	314	835
Payments	(348)	—	(4)	(352)
Non-cash charges incurred	—	—	(273)	(273)
Balance as of March 31, 2007	$173	$—	$37	$210
Provision for charges incurred	476	200	(69)	607
Payments, net of cash receipts	(582)	—	32	(550)
Currency translation adjustments	1	—	—	1
Balance as of June 30, 2007	$68	$200	$—	$268

Accruals related to restructuring activities are recorded in accrued liabilities in the accompanying consolidated balance sheets. The Company expects to pay all 2007 restructuring charges by December 31, 2007.

The components of the 2007 restructuring charges during the first six months of 2007 were as follows:

	Americas	Asia	Europe	Total
Severance costs	$381	$189	$427	$997
Facility lease costs	200	—	—	200
Other exit costs	—	—	245	245
	$581	$189	$672	$1,442

During the first six months of 2007, the Company recorded approximately $1.0 million of employee termination costs associated with the involuntary terminations of 172 identified employees in connection with various facility closures, consolidations and resizing of certain facilities. The identified involuntary employee terminations by reportable geographic region amounted to approximately 118, 16 and 38 for the Americas, Asia and Europe, respectively.

During the first six months of 2007, the Company recorded approximately $0.2 million for facility lease obligations. The restructuring charges recorded during the first six months of 2006 also included approximately $0.2 million for other exit costs.

In connection with the Pemstar acquisition, a total of $1.7 million ($1.1 million net of tax) and $4.2 ($3.0 million net of tax) in integration costs were incurred during the three and six months ended June 30, 2007. These costs include redundant operating costs that are expected to be eliminated in future periods.

Note 14 — Subsequent Event

On July 25, 2007, the Board of Directors of the Company approved the repurchase of up to $125 million of the Company’s outstanding common shares. Share purchases may be made in the open market, in privately negotiated transactions or block transactions, at the discretion of the Company’s management and as market conditions warrant. Purchases will be funded from available cash and may be commenced, suspended or discontinued at any time without prior notice. Shares repurchased under the program will be retired.

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

As our customers have continued to expand their globalization strategy during the past several years, we have continued to make the necessary changes to align our business operations with our customers’ demand. These changes include, among other activities, moving production between facilities, reducing staff levels, realigning our business processes and reorganizing our management. Restructuring charges associated with these realignment efforts, primarily related to the closure of our Leicester, England and Loveland, Colorado facilities, were approximately $4.7 million (pre-tax) during the year ended December 31, 2006. During the six months ended June 30, 2007, we incurred $1.4 million (pre-tax), primarily related to the transfer of the Company’s PCBA operations in Dublin, Ireland to Brasov, Romania and the consolidation and resizing of certain other facilities, as we continue to expand our low-cost capacity while realigning and further strengthen our global footprint to support continued business opportunities. These efforts will continue throughout 2007. We believe that our global manufacturing presence increases our ability to be responsive to our customers’ needs by providing accelerated time-to-market and time-to-volume production of high quality products. These capabilities should enable us to build stronger strategic relationships with our customers and to become a more integral part of their operations. Our customers face challenges in planning, procuring and managing their inventories efficiently due to customer demand fluctuations, product design changes, short product life cycles and component price fluctuations. We employ production management systems to manage their procurement and manufacturing processes in an efficient and cost-effective manner so that, where possible, components arrive on a just-in-time, as-and-when needed basis. We are a significant purchaser of electronic components and other raw materials, and can capitalize on the economies of scale associated with our relationships with suppliers to negotiate price discounts, obtain components and other raw materials that are in short supply, and return excess components. Our expertise in supply chain management and our relationships with suppliers across the supply chain enables us to reduce our customers’ cost of goods sold and inventory exposure.

We recognize revenue from the sale of circuit board assemblies, systems and excess inventory when the goods are shipped, title and risk of ownership have passed, the price to the buyer is fixed and determinable and recoverability is reasonably assured. Revenue from design, development and engineering services is recognized when the services are performed and collectibility is reasonably certain. Such services provided under fixed price contracts are accounted for using the percentage of completion method. We assume no significant obligations after product shipment as we typically warrant workmanship only. Therefore, our warranty provisions are insignificant.

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

Recent Acquisition

Effective January 8, 2007, we acquired Pemstar Inc. (Pemstar), a publicly traded EMS company headquartered in Rochester, Minnesota (the Merger). Pursuant to the Agreement and Plan of Merger among Benchmark and Pemstar dated October 16, 2006 (the Merger Agreement), each issued and outstanding share of common stock, par value $0.01 per share, of Pemstar was converted into the right to receive 0.160 of a common share, par value $0.10 per share, of Benchmark. With the closing of the Merger, Pemstar became a wholly owned subsidiary of Benchmark. This acquisition expanded our customer base and deepened our engineering and systems integration capabilities.

The aggregate purchase price was $221.4 million, including common shares valued at $202.5 million, stock options and warrants valued at $9.0 million, conversion feature of debt valued at $4.8 million and estimated acquisition costs of $5.1 million. The value of the 7.3 million common shares issued was based on the average market price of our common shares over the 2-day period before and after the terms of the acquisition were agreed to and announced.

As a direct result of the Merger, we assumed approximately $89.4 million of indebtedness, including $5 million in convertible senior subordinated notes. Subsequent to the Merger, we reduced the assumed debt by $71.7 million. The convertible senior subordinated notes matured on May 1, 2007 and were converted into 0.4 million common shares at the request of the noteholders. Prior to the Merger, the Company had no outstanding debt.

We are accounting for the Merger utilizing the accounting principles promulgated by Statement of Financial Accounting Standards (SFAS) Nos. 141 and 142. Therefore, the results of operations of the Pemstar operations since January 8, 2007 have been included in the accompanying consolidated statements of income.  The preliminary allocation of the net purchase price of the Merger resulted in goodwill of approximately $171.1 million.

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

Summary of Results

Sales for the three months ended June 30, 2007 increased 1% to $756.3 million compared to $749.2 million for the same period of 2006. Sales to our largest customer, Sun Microsystems, Inc., represented 25% of our sales in 2007 compared to 41% of our sales in 2006. Sales to our largest customer decreased $123.6 million from $310.2 million in the second quarter of 2006 to $186.6 million in the second quarter of 2007. For the remainder of 2007, we expect that revenues from our top customer will remain in the mid 20% range. The decrease in sales to our largest customer was offset by an increase in sales of $130.7 million, primarily a result of the Merger and increased sales under new programs.

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

We are subject to examination by tax authorities for varying periods in various U.S. and foreign taxing jurisdictions. During the course of such examinations disputes occur as to matters of fact and/or law. Also, in most taxing jurisdictions the passage of time without examination will result in the expiration of applicable statutes of limitations thereby precluding the taxing authority from conducting an examination of the tax period(s) for which such statute of limitations has expired. We believe that we have adequately provided for our tax liabilities.

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

Goodwill is tested annually for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss would be recognized to the extent that the carrying amount exceeds the asset’s fair value. We completed the annual impairment test during the fourth quarter of 2006 and determined that no impairment existed as of the date of the impairment test. Goodwill and intangible assets are measured at the reporting unit level, which we have determined to be consistent with our operating segments as defined in Note 9 to the Condensed Consolidated Financial Statements in Item 1 of this report, by determining the fair values of the reporting units using a discounted cash flow model and comparing those fair values to the carrying values, including goodwill, of the reporting unit. At June 30, 2007, we had net goodwill of approximately $288.9 million, including $175.8 million resulting from 2007 acquisitions. Circumstances that may lead to impairment of goodwill include unforeseen decreases in future performance or industry demand, and the restructuring of our operations as a result of a change in our business strategy.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	92.8	93.0	92.8	93.0
Gross profit	7.2	7.0	7.2	7.0
Selling, general and administrative expenses	3.2	2.5	3.1	2.5
Amortization of intangibles	0.1	—	0.1	—
Restructuring charges	0.3	0.2	0.4	0.3
Income from operations	3.6	4.4	3.6	4.2
Other income, net	0.4	0.3	0.3	0.2
Income before income taxes	4.0	4.6	3.9	4.5
Income tax expense	0.6	0.9	0.6	0.6
Net income	3.4%	3.7%	3.3%	3.9%

Sales

Sales for the second quarter of 2007 were $756.3 million, a 1% increase from sales of $749.2 million for the same quarter in 2006. Sales to our largest customer decreased $123.6 million from $310.2 million in the second quarter of 2006 to $186.6 million in the second quarter of 2007. The decrease in sales to our largest customer was offset by an increase in sales of $130.7 million, primarily a result of the Merger and increased sales under new programs. Sales for the six months ended June 30, 2007 were $1.5 billion, an 8% increase from sales of $1.4 billion for the same period in 2006. Sales to our largest customer decreased $180.3 million from $553.6 million in the first six months of 2006 to $373.3 million in the first six months of 2007. The decrease in sales to our largest customer was offset by an increase in sales of $288.7 million, primarily a result of the Merger and increased sales under new programs.

The following table sets forth, for the periods indicated, the percentages of our sales by industry sector.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Computers & related products for business enterprises	54%	59%	53%	59%
Telecommunication equipment	14	11	14	12
Industrial control equipment	12	11	13	11
Medical devices	13	13	13	13
Testing & instrumentation products	7	6	7	5
	100%	100%	100%	100%

A substantial percentage of our sales have been made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. Sales to our largest customer, Sun Microsystems, Inc., represented 25% of our sales during the second quarter of 2007 compared to 41% of our sales in 2006. For the remainder of 2007, we expect that revenues from our top customer will remain in the mid 20% range. Our future sales are dependent on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on us.

Our international operations are subject to the risks of doing business abroad. These risks have not had a material adverse effect on our results of operations through June 30, 2007. However, we can make no assurances that there will not be an adverse impact in the future. See Part II, Item 1A for factors pertaining to our international sales and fluctuations in the exchange rates of foreign currency and for further discussion of potential adverse effects in operating results associated with the risks of doing business abroad. During the first six months of 2007 and 2006, 40% and 35%, respectively, of our sales were from our international operations.

Gross Profit

Gross profit increased 4% to $54.5 million for the three months ended June 30, 2007 from $52.3 million in 2006. Gross profit as a percentage of sales increased to 7.2% during the second quarter of 2007 from 7.0% in 2006. Gross profit increased 12% to $109.0 million for the six months ended June 30, 2007 from $97.7 million in 2006. Gross profit as a percentage of sales increased to 7.2% during the first six months of 2007 from 7.0% in 2006. We do experience fluctuations in gross profit from period to period. Comparing 2007 to 2006, the fluctuations were due primarily to changes in production levels, production mix, inventory levels, new program ramps, product crossovers and other factors, including the impacts of the Merger. Different programs can contribute different gross profits depending on factors such as the types of services involved, location of production, size of the program, complexity of the product, and level of material costs associated with the various products. New programs can contribute relatively less to our gross profit in their early stages when manufacturing volumes are usually lower, resulting in inefficiencies and unabsorbed manufacturing overhead costs. In addition, a number of our new and higher volume programs remain subject to competitive constraints that could exert downward pressure on our margins in the near future.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 32% to $24.2 million in the second quarter of 2007 from $18.4 million in the second quarter of 2006 and increased 36% to $47.5 million in the first six months of 2007 from $34.8 million in the first six months of 2006. Selling, general and administrative expenses, as a percentage of sales, were 3.2% and 2.5%, respectively, for the second quarter of 2007 and 2006, and 3.1% and 2.5%, respectively, for the first six months of 2007 and 2006. The increase in selling, general and administrative expenses is primarily associated with the Merger.

Restructuring Charges and Integration Costs

We recognized $2.2 million and $5.6 million in restructuring charges and integration costs during the second quarter and during the first six months of 2007, respectively, related to reductions in workforce and the re-sizing and closure of certain facilities and the integration of the facilities acquired in the Merger. In connection with these activities, we recorded restructuring charges for employee termination costs and other restructuring and integration related costs.

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

Interest Expense

Interest expense for the six-month periods ended June 30, 2007 and 2006 was $1.4 million and $0.2 million, respectively.  The increase is primarily due to interest expense on the debt assumed in the Merger. See Note 6 to the Condensed Consolidated Financial Statements in Item 1 of this report.

Income Tax Expense

Income tax expense of $8.6 million represented an effective tax rate of 14.6% for the six months ended June 30, 2007, compared with $8.3 million at an effective tax rate of 13.3% for the same period in 2006. The increase in the effective tax rate is primarily due to a tax benefit of $4.8 million related to the closure of our Leicester, England facility recorded in the first quarter of 2006 offset by an increase in tax-exempt income in certain foreign locations in the first six months of 2007. See Note 8 to the Condensed Consolidated Financial Statements in Item 1 of this report.

Net Income

We reported net income of approximately $50.4 million, or diluted earnings per share of $0.69 for the first six months of 2007, compared with net income of approximately $54.0 million, or diluted earnings per share of $0.83 for the same period of 2006. The net decrease of $3.6 million from 2006 was primarily due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our growth and operations through funds generated from operations, proceeds from the sale of our securities and funds borrowed under our credit facilities. Cash and cash equivalents increased to $161.3 million at June 30, 2007 from $123.9 million at December 31, 2006.

Cash provided by operating activities was $160.8 million in 2007. The cash provided by operations during 2007 consisted primarily of $50.4 million of net income adjusted for $20.8 million of depreciation and amortization, a $95.2 million decrease in accounts receivable, a $103.8 million decrease in inventories offset by a $90.1 million decrease in accounts payable. Working capital was $871.6 million at June 30, 2007 and $760.9 million at December 31, 2006. The increase in working capital during 2007 is primarily due to the level of business activity during the period including the impact of the Merger.

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

Cash used in investing activities was $60.6 million for the six months ended June 30, 2007 primarily due to the purchase of short-term investments and additional property, plant and equipment offset by the sales and maturity of our short-term investments and the net cash acquired in the Merger. Capital expenditures of $10.0 million were primarily concentrated in manufacturing production equipment in Asia to support our ongoing business and to expand certain existing manufacturing operations.

Cash used in financing activities was $65.2 million for the six months ended June 30, 2007. During 2007, we received $5.4 million from the exercise of stock options and $1.1 million in federal tax benefits of stock options exercised. As a direct result of the Merger, we assumed approximately $89.4 million of indebtedness, including $5 million in convertible senior subordinated notes. Subsequent to the Merger, we reduced the assumed debt by $71.7 million. The convertible senior subordinated notes matured on May 1, 2007 and were converted into 0.4 million common shares at the request of the noteholders.

Under the terms of a Credit Agreement (the Credit Agreement), we have a $100.0 million three-year revolving credit line for general corporate purposes which can be increased to a total of $200.0 million and which will expire on January 20, 2008. Interest on outstanding borrowings under the Credit Agreement is payable quarterly, at our option, at either the bank’s Eurodollar rate plus 1.00% to 1.75% or its prime rate plus 0.00% to 0.25%, based upon our debt ratio as specified in the Credit Agreement. A commitment fee of 0.20% to 0.35% per annum (based upon our debt ratio) on the unused portion of the revolving credit line is payable quarterly in arrears. As of June 30, 2007, we had no borrowings outstanding under the Credit Agreement and $100.0 million was available for future borrowings.

The Credit Agreement is secured by our domestic inventory and accounts receivable, 100% of the stock of our domestic subsidiaries, and 65% of the voting capital stock of each direct foreign subsidiary and substantially all of our and our domestic subsidiaries’ other tangible and intangible assets. The Credit Agreement contains customary financial covenants as to working capital, debt leverage, fixed charges, and consolidated net worth, and restricts our ability to incur additional debt, pay dividends, sell assets and to merge or consolidate with other persons without the consent of the banks. As of June 30, 2007, we were in compliance with all such covenants and restrictions.

Our Thailand subsidiary has a credit agreement with Kasikornbank Public Company (the Thai Credit Agreement). The Thai Credit Agreement provides that the lender will make available to our Thailand subsidiary up to approximately $16 million in revolving loans and machinery loans. The Thai Credit Agreement is secured by land, buildings and machinery in Thailand. In addition, the Thai Credit Agreement provides for approximately $1.9 million (62 million Thai baht) in working capital availability in the form of working capital loans (10 million Thai baht) and bank guarantees (52 million Thai baht). Availability of funds under the Thai Credit Agreement is reviewed annually and is currently accessible through September 2007. As of June 30, 2007, our Thailand subsidiary had no working capital borrowings outstanding.

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

As of June 30, 2007, we had cash and cash equivalents totaling $161.3 million, short-term investments totaling $157.1 million and $100.0 million available for borrowings under our revolving credit line. We believe that during the next twelve months, our capital expenditures will be approximately $35 to $45 million, principally for machinery and equipment to support our ongoing business around the globe, in addition to our planned expansion in Asia, primarily a new building in China. On July 25, 2007, our Board of Directors approved the repurchase of up to $125 million of our outstanding common shares. See Note 14 to the Condensed Consolidated Financial Statements in Item 1 of this report. Management believes that our existing cash and short-term investment balances and funds generated from operations will be sufficient to permit us to meet our liquidity requirements over the next twelve months. Management further believes that our ongoing cash flows from operations and any borrowings we may incur under our credit facilities will enable us to meet operating cash requirements in future years. Should we desire to consummate significant acquisition opportunities, our capital needs would increase and could possibly result in our need to increase available borrowings under our revolving credit facility or access public or private debt and equity markets. There can be no assurance, however, that we would be successful in raising additional debt or equity on terms that we would consider acceptable.

CONTRACTUAL OBLIGATIONS

We have certain contractual obligations that extend out beyond 2007 under lease obligations. Non-cancelable purchase commitments do not typically extend beyond the normal lead-time of several weeks. Purchase orders beyond this time frame are typically cancelable. We do not utilize off-balance sheet financing techniques other than traditional operating leases and we have not guaranteed the obligations of any entity that is not one of our wholly owned subsidiaries. The total contractual cash obligations in existence at June 30, 2007 due pursuant to contractual commitments are:

		Payments due by period
		Less than	1-3	3-5	More than
(in thousands)	Total	1 year	years	years	5 years
Operating Lease Obligations	$42,929	$5,935	$17,171	$7,863	$11,960
Capital Lease Obligations	26,442	1,437	3,094	2,951	18,960
Total Obligations	$69,371	$7,372	$20,265	$10,814	$30,920

We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48) on January 1, 2007. The amount of unrecognized tax benefits at June 30, 2007 was $35.8 million. We have not provided a detailed estimate of the timing of future cash outflows associated with the liabilities recognized in this balance due to the uncertainty of when the related tax settlements will become due. See Note 12 to the Condensed Consolidated Financial Statements in Item 1 of this report.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2007, we did not have any significant off-balance sheet arrangements.

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

•                  Inflationary economies or currencies; and

•                  Economic and political instability.

We do not use derivative financial instruments for speculative purposes. As of June 30, 2007, we did not have any foreign currency hedges. In the future, significant transactions involving our international operations may cause us to consider engaging in hedging transactions to attempt to mitigate our exposure to fluctuations in foreign exchange rates. These exposures are primarily, but not limited to, vendor payments and inter-company balances in currencies other than the currency in which our foreign operations primarily generate and expend cash. Our international operations in some instances operate in a natural hedge because both operating expenses and a portion of sales are denominated in local currency. Our sales are substantially denominated in U.S. dollars. Our foreign currency cash flows are generated in certain Asian and European countries, Mexico and Brazil. With the acquisition of Pemstar, our foreign currency cash flows have increased.

We are also exposed to market risk for changes in interest rates, a portion of which relates to our short-term investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place cash and cash equivalents and investments with various major financial institutions. We protect our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by generally investing in investment grade securities. As of June 30, 2007, the outstanding amount in the short-term investment portfolio was $157.1 million of auction rate securities with an average return of 3.8%.

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

None.

Item 3.            Defaults Upon Senior Securities.

None.

Item 4.            Submission of Matters to a Vote of Security Holders.

(a) - (c) At the Annual Meeting of Shareholders held on May 9, 2007, the Company’s nominees for directors to serve until the 2008 Annual Meeting of Shareholders were elected and the appointment of KPMG LLP as the independent auditors for the Company for the fiscal year ended December 31, 2007 was ratified.

With respect to the election of directors, the voting was as follows:

Nominee	For	Withheld
Donald E. Nigbor	58,895,506	8,993,784
Cary T. Fu	63,695,056	3,924,234
Steven A. Barton	61,172,323	6,716,967
Michael R. Dawson	67,242,908	646,382
Peter G. Dorflinger	63,516,132	4,373,158
Douglas G. Duncan	67,430,409	458,881
Laura W. Lang	67,430,677	458,613
Bernee D. L. Strom	67,427,469	461,821

With respect to the ratification of the appointment of KPMG LLP as the independent registered public accounting firm of the Company, the voting was as follows:

For	Against	Abstain	Non-Vote
67,339,974	441,442	107,874	—

Item 5.            Other Information.

None.

Item 6.            Exhibits.

31.1                     Section 302 Certification of Chief Executive Officer

31.2                     Section 302 Certification of Chief Financial Officer

32.1                     Section 1350 Certification of Chief Executive Officer

32.2                     Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 8, 2007.

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