Form 10-Q
period 2007-09-30
BENCHMARK ELECTRONICS INC
filed 2007-11-08
CIK 863436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007.

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

As of November 7, 2007 there were 71,512,859 Common Shares of Benchmark Electronics, Inc., par value $0.10 per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30,	December 31,
(in thousands, except par value)	2007	2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$163,581	$123,872
Short-term investments	215,440	100,460
Accounts receivable, net of allowance for doubtful accounts of $1,143 and $1,430, respectively	450,703	462,953
Inventories, net	382,474	420,347
Prepaid expenses and other assets	79,238	56,444
Income taxes receivable	3,091	—
Deferred income taxes	17,399	6,534
Total current assets	1,311,926	1,170,610
Property, plant and equipment, net of accumulated depreciation of $232,462 and $210,669 respectively	150,905	110,912
Goodwill, net	283,386	112,999
Other, net	29,138	11,599
	$1,775,355	$1,406,120
Liabilities and Shareholders’ Equity
Current liabilities:
Notes payable and current installments of long-term debt and capital lease obligations	$600	$—
Accounts payable	344,676	335,470
Income taxes payable	—	31,300
Accrued liabilities	57,930	42,948
Total current liabilities	403,206	409,718
Long-term debt and capital lease obligations, less current installments	12,179	—
Other long-term liabilities	31,575	2,306
Deferred income taxes	13,143	9,074
Shareholders’ equity:
Preferred shares, $0.10 par value; 5,000 shares authorized, none issued	—	—
Common shares, $0.10 par value; 145,000 shares authorized; issued – 73,139 and 64,862, respectively; outstanding – 73,028 and 64,751, respectively	7,303	6,475
Additional paid-in capital	818,970	586,349
Retained earnings	489,467	398,949
Accumulated other comprehensive loss	(216)	(6,479)
Less treasury shares, at cost; 111 shares	(272)	(272)
Total shareholders’ equity	1,315,252	985,022
Commitments and contingencies
	$1,775,355	$1,406,120

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2007	2006	2007	2006

Sales	$672,595	$769,549	$2,181,372	$2,169,964
Cost of sales	633,818	717,290	2,033,612	2,020,039
Gross profit	38,777	52,259	147,760	149,925
Selling, general and administrative expenses	21,999	17,208	69,466	51,987
Amortization of intangibles	447	—	1,341	—
Restructuring charges and integration costs	1,451	448	7,001	4,478
Income from operations	14,880	34,603	69,952	93,460
Interest expense	(411)	(85)	(1,786)	(268)
Other income	3,831	1,838	9,133	5,508
Income before income taxes	18,300	36,356	77,299	98,700
Income tax expense (benefit)	(3,709)	7,020	4,893	15,318
Net income	$22,009	$29,336	$72,406	$83,382

Earnings per share:
Basic	$0.30	$0.45	$1.00	$1.30
Diluted	$0.30	$0.45	$0.99	$1.28

Weighted-average number of shares outstanding:
Basic	72,951	64,585	72,314	64,172
Diluted	73,626	65,492	73,313	65,203

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2007	2006	2007	2006

Net income	$22,009	$29,336	$72,406	$83,382
Other comprehensive income:
Foreign currency translation adjustments	2,793	407	6,263	1,464
Comprehensive income	$24,802	$29,743	$78,669	$84,846

Accumulated unrealized foreign currency translation losses were $0.1 million and $6.4 million at September 30, 2007 and December 31, 2006. Foreign currency translation adjustments consist of adjustments to consolidate subsidiaries that use the local currency as their functional currency and transaction gains and losses related to intercompany dollar-denominated debt that is not expected to be repaid in the foreseeable future.

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders’ Equity

(unaudited)

					Accumulated
			Additional		other		Total
		Common	paid-in	Retained	comprehensive	Treasury	shareholders’
(in thousands)	Shares	shares	capital	earnings	income (loss)	shares	equity
Balances, December 31, 2006	64,751	$6,475	586,349	398,949	(6,479)	(272)	985,022
Adoption of FIN 48	—	—	—	19,335	—	—	19,335
Stock-based compensation expense	—	—	2,440	—	—	—	2,440
Merger	7,302	730	215,240	—	—	—	215,970
Conversion of debt	351	35	4,965	—	—	—	5,000
Shares repurchased and retired	(109)	(11)	(1,173)	(1,223)	—	—	(2,407)
Stock options exercised	733	74	8,719	—	—	—	8,793
Federal tax benefit of stock options exercised	—	—	2,430	—	—	—	2,430
Comprehensive income	—	—	—	72,406	6,263	—	78,669
Balances, September 30, 2007	73,028	$7,303	818,970	489,467	(216)	(272)	1,315,252

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2007	2006
Cash flows from operating activities:
Net income	$72,406	$83,382
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	32,003	19,959
Deferred income taxes	7,256	1,462
(Gain) loss on the sale of property, plant and equipment	(511)	9
Asset impairment	273	—
Stock-based compensation expense	2,440	2,283
Federal tax benefit of stock options exercised	795	1,250
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	146,553	(84,674)
Inventories	113,795	(170,238)
Prepaid expenses and other assets	7,030	(17,229)
Accounts payable	(123,155)	108,439
Accrued liabilities	(26,058)	6,913
Income taxes	(6,094)	(3,800)
Net cash provided by (used in) operations	226,733	(52,244)
Cash flows from investing activities:
Purchases of short-term investments	(375,850)	(348,525)
Proceeds from sales and maturities of short-term investments	260,870	413,575
Additions to property, plant and equipment	(12,257)	(28,082)
Proceeds from the sale of property, plant and equipment	1,889	515
Other	400	—
Additions to purchased software	(1,626)	(2,246)
Net cash acquired in acquisitions	181	—
Net cash provided by (used in) investing activities	(126,393)	35,237
Cash flows from financing activities:
Proceeds from stock options exercised	8,793	14,710
Federal tax benefit of stock options exercised	1,635	4,787
Principal payments on long-term debt and capital lease obligations	(88,657)	—
Proceeds from long-term debt	16,760	—
Share repurchases	(2,407)	—
Stock split costs	—	(66)
Net cash provided by (used in) financing activities	(63,876)	19,431
Effect of exchange rate changes	3,245	771
Net increase in cash and cash equivalents	39,709	3,195
Cash and cash equivalents at beginning of year	123,872	110,845
Cash and cash equivalents at September 30	$163,581	$114,040

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

Note 2 – Acquisitions

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

The aggregate purchase price was $221.5 million, including common shares valued at $202.5 million, stock options and warrants valued at $9.0 million, conversion feature of debt valued at $4.8 million and estimated acquisition costs of $5.2 million. The value of the 7.3 million common shares issued was based on the average market price of the Company’s common shares over the 2-day period before and after the terms of the acquisition were agreed to and announced.

As a direct result of the Merger, the Company assumed approximately $89.4 million of indebtedness, including $5 million in convertible senior subordinated notes. Subsequent to the Merger, the Company reduced the assumed debt by $71.9 million. The convertible senior subordinated notes matured on May 1, 2007 and were converted into 0.4 million common shares at the request of the noteholders. Prior to the Merger, the Company had no outstanding debt.

The Company is accounting for the Merger utilizing the accounting principles promulgated by Statement of Financial Accounting Standards (SFAS) Nos. 141 and 142. Therefore, the results of operations of the Pemstar operations since January 8, 2007 have been included in the accompanying consolidated statement of income. The preliminary allocation of the net purchase price of the Merger resulted in goodwill of approximately $165.6 million. The ultimate allocation of the purchase price may differ from the amounts included in these financial statements. Adjustments to the purchase price allocations, if any, are expected to be finalized by the end of 2007, and will be reflected in future filings. Management does not expect these adjustments, if any, to have a material effect on the Company’s financial position or results of operations. In connection with the Merger, the Company amended its Amended and Restated Credit Agreement dated June 23, 2000 to permit the Merger.

The following is an estimate of the purchase price for Pemstar and the preliminary purchase price allocation:

Acquisition of the 45.6 million shares of outstanding common stock of Pemstar at $4.44 per share	$202,475
Estimated fair value of Pemstar stock options and warrants	9,028
Estimated fair value of the conversion feature of debt	4,773
Acquisition costs	5,179
Total purchase price	$221,455

Current assets	$241,312
Property, plant and equipment	52,542
Deferred taxes	11,286
Goodwill	165,575
Intangible assets	18,277
Other assets	7,151
Total assets acquired	496,143

Current liabilities	182,543
Long-term debt, capital lease obligations and other long-term liabilities	92,145
Total liabilities assumed	274,688
Net assets acquired	$221,455

On March 1, 2007, we terminated a joint venture agreement and acquired for $5.3 million the remaining 40% minority interest in the Company’s Romanian subsidiary. We acquired the other 60% interest in the Merger discussed above. The purchase price in excess of the 40% minority interest liability resulted in goodwill of $4.7 million.

The following summary pro forma condensed consolidated financial information reflects the acquisition of Pemstar as if it had occurred on January 1, 2006 for purposes of the statements of income. The summary pro forma information is not necessarily representative of what the Company’s results of operations would have been had the acquisition of Pemstar in fact occurred on January 1, 2006 and is not intended to project the Company’s results of operations for any future period or date. Pro forma results of operations for the nine months ended September 30, 2007 related to the Merger have not been presented since the operating results for Pemstar for the period up to the date of acquisition are immaterial.

Pro forma condensed consolidated financial information for the nine months ended September 30, 2006 (unaudited):

Nine months ended
September 30, 2006

Net sales	$2,582,832
Gross profit	$190,980
Income from operations	$110,231
Net income	$91,154
Earnings per share:
Basic	$1.28
Diluted	$1.25
Weighted-average number of shares outstanding:
Basic	71,474
Diluted	73,133

Note 3 – Stock-Based Compensation

The Company’s stock awards plan permits the grant of a variety of types of awards, including stock options, restricted stock awards, stock appreciation rights, performance awards, and phantom stock awards, or any combination thereof, to key employees of the Company. Stock options are granted to employees with an exercise price equal to the market price of the Company’s stock on the date of grant, vest over a four-year period from the date of grant and have a term of ten years. Members of the Board of Directors of the Company who are not employees of the Company participate in a separate stock option plan that provides for the granting of stock options upon the occurrence of the non-employee director’s election or re-election to the Board of Directors. All awards under the non-employee director stock option plan are fully vested upon the date of grant and have a term of ten years. As of September 30, 2007, 5.6 million additional options may be granted under the Company’s existing plans.

Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The total compensation cost recognized for stock-option awards was $0.6 million and $2.4 million for the three and nine month periods ended September 30, 2007, and $0.6 million and $2.3 million for the three and nine month periods ended September 30, 2006. The compensation expense for stock-based awards includes an estimate for forfeitures and is recognized over the vesting period of the options using the straight-line method. SFAS No. 123R requires that cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards (excess tax benefits) be classified as cash flows from financing activities.

As of September 30, 2007, there was approximately $6.5 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 2.6 years.

The Company did not issue any options during the three months ended September 30, 2007. During the nine months ended September 30, 2007, the Company issued 0.4 million options. In connection with the Merger, all outstanding Pemstar options were converted into options of the Company at the 0.160 exchange ratio on January 8, 2007. These were the only options issued during the three months ended March 31, 2007. During the three and nine months ended September 30, 2006, the Company issued 15 thousand and 1.1 million options, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions used to value the options converted from Pemstar and the option grants during the three and nine months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Expected term of options	—	6.0 years	2.7 years	4.5 years
Expected volatility	—	44%	29%	46%
Risk-free interest rate	—	4.75%	4.83%	4.43%
Dividend yield	—	zero	zero	zero

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

The weighted-average fair value per option granted during the nine months ended September 30, 2007 was $9.46. The total cash received as a result of stock option exercises for the nine months ended September 30, 2007 and 2006 was approximately $8.8 million and $14.7 million, respectively. The tax benefit realized as a result of the stock option exercises was $2.4 million and $6.0 million during the first nine months of 2007 and 2006. For the nine months ended September 30, 2007 and 2006, the total intrinsic value of stock options exercised was $7.7 million and $19.5 million, respectively.

The following table summarizes the activities relating to the Company’s stock option plans:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value
Outstanding at December 31, 2006	5,716	$18.54	6.37
Granted	51	$21.35
Converted from Merger	369	$25.47
Exercised	(733)	$11.99
Canceled	(209)	$29.91
Outstanding at September 30, 2007	5,194	$19.53	5.96	$27,047
Exercisable at September 30, 2007	3,631	$17.24	4.79	$26,486

The aggregate intrinsic value in the table above is before income taxes and is calculated as the difference between the exercise price of the underlying options and the Company’s closing stock price of $23.87 as of the last business day of the period ended September 30, 2007 for options that had exercise prices that were lower than the closing price.

Note 4 – Earnings Per Share

Basic earnings per share is computed using the weighted-average number of shares outstanding. Diluted earnings per share is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding stock equivalents during the three and nine months ended September 30, 2007 and 2006. Stock equivalents include common shares issuable upon the exercise of stock options and other equity instruments, and are computed using the treasury stock method. The following table sets forth the calculation of basic and diluted earnings per share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Numerator for basic per share - net income	$22,009	$29,336	$72,406	$83,382
Interest expense on convertible debt, net of tax	—	—	147	—
Numerator for diluted earnings per share	$22,009	$29,336	$72,553	$83,382

Denominator for basic earnings per share - weighted-average number of common shares outstanding during the period	72,951	64,585	72,314	64,172
Incremental common shares attributable to exercise of outstanding dilutive options	526	907	699	1,031
Incremental common shares attributable to conversion of 6.5% convertible debt	—	—	160	—
Incremental common shares attributable to exercise of warrants	149	—	140	—
Denominator for diluted earnings per share	73,626	65,492	73,313	65,203

Basic earnings per share	$0.30	$0.45	$1.00	$1.30
Diluted earnings per share	$0.30	$0.45	$0.99	$1.28

Options to purchase 1.5 million and 3.0 million common shares for the three and nine months ended September 30, 2007, respectively were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares for the period. Options to purchase 0.1 million common shares for the three and nine months ended September 30, 2006 were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares for the period.

At September 30, 2007, the Company has outstanding warrants to purchase common shares as follows:

Shares	Exercise Price	Expiration Date

126	$14.25	May 1, 2009
160	$12.50	May 1, 2009
40	$10.125	July 18, 2009

These warrants were assumed in the Merger.

Note 5 – Goodwill and Other Intangible Assets

Goodwill associated with each of the Company’s business segments and changes in those amounts during the nine-month period ended September 30, 2007 were as follows:

	Americas	Asia	Europe	Total

Goodwill, December 31, 2006	$106,931	$6,068	$—	$112,999
Acquisitions	119,392	31,034	19,919	170,345
Currency translation adjustment	42	—	—	42
Goodwill, September 30, 2007	$226,365	$37,102	$19,919	$283,386

Identifiable intangible assets totaling $17.9 million consist of customer relationships acquired in the Merger. Amortization of intangible assets for the three and nine months ended September 30, 2007 totaled $0.4 million and $1.3 million. Amortization of these intangible assets for 2007 through 2017 will be approximately $1.8 million per year.

Note 6 – Borrowing Facilities

Notes payable, long-term debt and capital lease obligations outstanding as of September 30, 2007 consists of the following:

Notes payable and long-term debt	$305
Capital lease obligations	12,474

Total	12,779
Less current notes payable and current installments	600

Notes payable, long-term debt and capital lease obligations, less current installments	$12,179

In connection with the Merger, the Company assumed approximately $89.4 million of debt, including $5 million in convertible senior subordinated notes. Subsequent to the Merger, the Company reduced the assumed debt by $71.9 million. The convertible senior subordinated notes matured on May 1, 2007 and were converted into 0.4 million common shares at the request of the noteholders. Prior to the Merger, the Company had no outstanding debt.

Under the terms of a Credit Agreement (the Credit Agreement), the Company has a $100 million three-year revolving credit line for general corporate purposes which can be increased to a total of $200 million and which expires January 20, 2008. Management is currently in discussions with the Company’s lenders about amending the Credit Agreement prior to the maturity date. Interest on outstanding borrowings under the Credit Agreement is payable quarterly, at the Company’s option, at either the bank’s Eurodollar rate plus 1.00% to 1.75% or its prime rate plus 0.00% to 0.25%, based upon the Company’s debt ratio as specified in the Credit Agreement. A commitment fee of 0.20% to 0.35% per annum (based upon the Company’s debt ratio) on the unused portion of the revolving credit line is payable quarterly in arrears. As of September 30, 2007, the Company had no borrowings outstanding under the Credit Agreement, $0.3 million in outstanding letters of credit and $99.7 million was available for future borrowings. The Credit Agreement is secured by the Company’s domestic inventory and accounts receivable, 100% of the stock of the Company’s domestic subsidiaries, 65% of the voting capital stock of each direct foreign subsidiary and substantially all of the other tangible and intangible assets of the Company and its domestic subsidiaries. The Credit Agreement contains customary financial covenants as to working capital, debt leverage, fixed charges, and consolidated net worth, and restricts the ability of the Company to incur additional debt, pay dividends, sell assets, and to merge or consolidate with other persons, without the consent of the banks. As of September 30, 2007, the Company was in compliance with all such covenants and restrictions.

The Company’s Thailand subsidiary has a credit agreement with Kasikornbank Public Company Limited (the Thai Credit Agreement). The Thai Credit Agreement provides that the lender will make available to the Company’s Thailand subsidiary up to approximately $16 million in revolving loans and machinery loans. The Thai Credit Agreement is secured by land, buildings and machinery in Thailand. In addition, the Thai Credit Agreement provides for approximately $1.9 million (62 million Thai baht) in working capital availability in the form of working capital loans (10 million Thai baht) and bank guarantees (52 million Thai baht). Availability of funds under the Thai Credit Agreement is reviewed annually and is currently accessible through September 2008. As of September 30, 2007, the Company’s Thailand subsidiary had no working capital borrowings outstanding.

Note 7 - Inventories

Inventory costs are summarized as follows:

	September 30,	December 31,
	2007	2006
Raw materials	$274,311	$296,814
Work in process	85,046	90,787
Finished goods	23,117	32,746
	$382,474	$420,347

Note 8 - Income Taxes

Income tax expense (benefit) consists of the following:

	Nine Months Ended
	September 30,
	2007	2006
Federal – Current	$(3,638)	$10,353
Foreign – Current	888	712
State – Current	387	2,791
Deferred	7,256	1,462
	$4,893	$15,318

Income tax expense differs from the amount computed by applying the U.S. federal statutory income tax rate to income before income tax primarily due to a tax benefit relating to a previously closed facility that generated a worthless stock deduction, the impact of foreign income taxes, state income taxes (net of federal benefit) and tax-exempt interest income.

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

The Company has been granted certain tax incentives, including tax holidays, for its subsidiaries in China, Ireland, Malaysia and Thailand. These tax incentives, including tax holidays, expire on various dates through 2012, and are subject to certain conditions with which the Company expects to comply. The net impact of these tax incentives was to lower income tax expense for the nine months periods ended September 30, 2007 and 2006 by approximately $12.1 million (approximately $0.16 per diluted share) and $12.7 million (approximately $0.19 per diluted share), respectively.

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

The Company has three reportable operating segments: the Americas, Europe, and Asia. Information about operating segments was as follows:

	Three Months		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net sales:
Americas	$458,499	$657,579	$1,591,600	$1,937,789
Asia	254,763	260,126	710,695	669,992
Europe	74,553	95,645	272,875	282,893
Elimination of intersegment sales	(115,220)	(243,801)	(393,798)	(720,710)
	$672,595	$769,549	$2,181,372	$2,169,964
Depreciation and amortization:
Americas	$5,628	$3,491	$15,937	$10,201
Asia	4,492	2,671	12,394	7,365
Europe	629	171	1,882	491
Corporate	483	646	1,790	1,902
	$11,232	$6,979	$32,003	$19,959
Income from operations:
Americas	$4,776	$19,261	$37,660	$63,451
Asia	16,780	20,836	46,087	50,647
Europe	504	2,195	2,559	399
Corporate and intersegment eliminations	(7,180)	(7,689)	(16,354)	(21,037)
	$14,880	$34,603	$69,952	$93,460
Capital expenditures:
Americas	$1,064	$5,363	$3,503	$14,966
Asia	502	2,150	7,296	12,071
Europe	219	309	761	802
Corporate	1,261	137	2,323	2,489
	$3,046	$7,959	$13,883	$30,328

	September 30,	December 31,
	2007	2006
Total assets:
Americas	$1,116,491	$976,337
Asia	499,238	333,945
Europe	150,776	89,003
Corporate and other	8,850	6,835
	$1,775,355	$1,406,120

The following enterprise-wide information is provided in accordance with SFAS No. 131. Geographic net sales information reflects the destination of the product shipped. Long-lived assets information is based on the physical location of the asset.

	Three Months		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Geographic net sales:
United States	$515,964	$581,471	$1,666,155	$1,661,867
Asia	35,858	31,678	123,126	78,475
Europe	114,004	150,497	365,848	413,906
Other Foreign	6,769	5,903	26,243	15,716
	$672,595	$769,549	$2,181,372	$2,169,964

	September 30,	December 31,
	2007	2006
Long-lived assets:
United States	$89,726	$66,491
Asia	71,000	45,287
Europe	11,110	1,419
Other	8,207	9,314
	$180,043	$122,511

Note 10 – Supplemental Cash Flow Information

The following is additional information concerning supplemental disclosures of cash payments.

	Three Months		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Income taxes paid, net	$1,108	$7,136	$1,056	$17,884
Interest paid	631	101	1,690	216

Note 11 – Contingencies

The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

The following legal proceeding was acquired in the Merger and is considered outside the ordinary course of business.

On June 16, 2005 a putative class action was filed by an individual shareholder against Pemstar and certain of its officers and directors. The lawsuit is pending in the United States District Court for the District Court of Minnesota and is captioned: In re PEMSTAR INC. Securities Litigation, Civil Action No. 05-CV-01182 — JMR/FLN. The lawsuit alleges violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 and Section 11 of the Securities Act of 1933. An Amended Complaint was filed on November 28, 2005. The plaintiff alleges, in essence, that the defendants defrauded Pemstar’s shareholders by failing to timely disclose the circumstances around the discrepancies in the accounting of the Mexico facility that generated a restatement. The lawsuit also alleges that the registration statement filed by Pemstar in connection with a secondary offering contained false, material misrepresentations. The plaintiff seeks to represent a class of persons who purchased Pemstar stock from January 30, 2003 through and including January 12, 2005. The Amended Complaint does not specify an amount of damages. The parties have reached a settlement which is subject to court approval. After a retention payment pursuant to Pemstar’s director and officer insurance policy, the settlement amount will be paid entirely from such policy.

The Company is subject to examination by tax authorities for varying periods in various U.S. and foreign tax jurisdictions. During the course of such examinations disputes occur as to matters of fact and/or law. Also, in most tax jurisdictions the passage of time without examination will result in the expiration of applicable statutes of limitations thereby precluding the taxing authority from conducting an examination of the tax period(s) for which such statute of limitation has expired. The Company believes that it has adequately provided for its tax liabilities.

Note 12 – Impact of Recently Issued Accounting Standards

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

As of September 30, 2007, the total amount of the reserve for uncertain tax benefits including interest and penalties is $30.1 million and it is classified as a current or long-term liability in the consolidated balance sheet based on the Company’s expectation of when the items will be settled. Interest and penalties are included in the total reserve of approximately $2.2 million and $1.7 million, respectively. The increase in the total reserve from the date of adoption is primarily the result of the addition of uncertain tax benefits acquired from Pemstar. The analysis of the uncertain tax positions related to Pemstar for both U.S. and foreign jurisdictions under FIN 48 was performed as of the acquisition date. Any adjustments recorded related to the uncertain tax positions of the Pemstar acquisition was recognized as part of a business combination pursuant to SFAS No. 141. The net decrease in the total reserve of $5.7 million during the three months ended September 30, 2007 from the balance as of June 30, 2007 of $35.8 million was the result of a lapse in the statute of limitations for a worthless stock deduction offset by increases in reserves for other uncertain tax benefits.

During the next twelve months, it is reasonably possible that the reserve for uncertain tax benefits will decrease by approximately $4.6 million as it relates to certain U.S. and foreign income tax benefits for worthless stock deductions, and income tax audits due to the expiration of the statute of limitations or final audit settlements in respective countries. If realized, the Company’s income tax expense would decrease by $4.6 million. As of January 1, 2007, the Company’s business locations in China, Ireland, Luxembourg, Malaysia, Mexico, the Netherlands, Singapore, Thailand and the United States remain open to examination by the various local taxing authorities, in total or in part, for years ended 2001 to 2006.

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

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its consolidated financial position and results of operations.

Note 13 – Restructuring Charges and Integration Costs

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

The Company recognized restructuring charges during 2006 related to reductions in workforce and the re-sizing and closure of certain facilities. These charges were recorded pursuant to plans developed and approved by management. Restructuring charges associated with these realignment efforts, primarily related to the closure of the Company’s Leicester, England and Loveland, Colorado facilities, were approximately $4.7 million ($4.0 million net of tax) during the year ended December 31, 2006. As of September 30, 2007, the remaining accrued balance for estimated restructuring charges incurred during the year ended December 31, 2006 totaled $40 thousand.

The Company recognized restructuring charges during 2007 related to reductions in workforce and the re-sizing of certain facilities. These charges were recorded pursuant to plans developed and approved by management. Restructuring charges associated with these realignment efforts, primarily related to the transfer of the Company’s printed circuit board assembly (PCBA) operations in Dublin, Ireland to Brasov, Romania and the consolidation and resizing of certain other facilities, were approximately $0.0 million and $1.5 million ($0.0 million and $1.2 million net of tax) during the three and nine months ended September 30, 2007.

The following table summarizes the respective payments and the remaining accrued balance as of September 30, 2007 for estimated restructuring charges incurred during the nine months ended September 30, 2007:

		Facility	Other
		Lease	Exit	Total
	Severance	Costs	Costs	Costs
Balance as of December 31, 2006	$—	$—	$—	$—
Provision for charges incurred	521	—	314	835
Payments	(348)	—	(4)	(352)
Non-cash charges incurred	—	—	(273)	(273)
Balance as of March 31, 2007	173	—	37	210
Provision for charges incurred	476	200	(69)	607
Payments, net of cash receipts	(582)	—	32	(550)
Currency translation adjustments	1	—	—	1
Balance as of June 30, 2007	68	200	—	268
Provision for charges incurred	26	—	—	26
Payments, net of cash receipts	(94)	—	—	(94)
Balance as of September 30, 2007	$—	$200	$—	$200

Accruals related to restructuring activities are recorded in accrued liabilities in the accompanying consolidated balance sheets. The Company expects to pay all 2007 restructuring charges by December 31, 2007.

The components of the 2007 restructuring charges during the first nine months of 2007 were as follows:

	Americas	Asia	Europe	Total
Severance costs	$407	$189	$427	$1,023
Facility lease costs	200	—	—	200
Other exit costs	—	—	245	245
	$607	$189	$672	$1,468

During the first nine months of 2007, the Company recorded approximately $1.0 million ($0.8 million net of tax) of employee termination costs associated with the involuntary terminations of 176 identified employees in connection with various facility closures, consolidations and resizing of certain facilities. The identified involuntary employee terminations by reportable geographic region amounted to approximately 122, 16 and 38 for the Americas, Asia and Europe, respectively.

During the first nine months of 2007, the Company recorded approximately $0.2 million ($0.1 million net of tax) for facility lease obligations. The restructuring charges recorded during the first nine months of 2007 also included approximately $0.2 million ($0.2 million net of tax) for other exit costs.

In connection with the Pemstar acquisition, a total of $1.4 million ($1.0 million net of tax) and $5.6 million ($4.1 million net of tax) in integration costs were incurred during the three and nine months ended September 30, 2007. These costs include redundant operating costs that are expected to be eliminated in future periods.

Note 14 – Share Repurchase

On July 25, 2007, the Board of Directors of the Company approved the repurchase of up to $125 million of the Company’s outstanding common shares. During the period from July 25, 2007 to September 30, 2007, the Company repurchased a total of 0.1 million common shares for $2.4 million at an average price of $22.04 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report to “the Company,” “Benchmark,” “we,” or “us” mean Benchmark Electronics, Inc. together with its subsidiaries. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” “will,” or the negative of those terms or other variations of them or comparable terminology. In particular, statements, express or implied, concerning future operating results or the ability to generate sales, income or cash flow are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions, including those discussed under Part II, Item 1A of this report. The future results of our operations may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results are beyond our ability to control or predict. Undue reliance should not be placed on any forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

OVERVIEW

We are in the business of manufacturing electronics and provide our services to original equipment manufacturers (OEMs) of computers and related products for business enterprises, medical devices, industrial control equipment, testing and instrumentation products, and telecommunication equipment. The services that we provide are commonly referred to as electronics manufacturing services (EMS). We offer our customers comprehensive and integrated design and manufacturing services, from initial product design to volume production and direct order fulfillment. Our manufacturing and assembly operations include printed circuit boards and subsystem assembly, box build and systems integration, the process of integrating subsystems and, often, downloading and integrating software, to produce a fully configured product. We also provide specialized engineering services, including product design, printed circuit board layout, prototyping, and test development. We believe that we have developed strengths in the manufacturing process for large, complex, high-density printed circuit boards as well as the ability to manufacture high and low volume products in lower cost regions such as Brazil, China, Mexico, Romania and Thailand.

As our customers have continued to expand their globalization strategy during the past several years, we have continued to make the necessary changes to align our business operations with our customers’ demand. These changes include, among other activities, moving production between facilities, reducing staff levels, realigning our business processes and reorganizing our management. Restructuring charges associated with these realignment efforts, primarily related to the closure of our Leicester, England and Loveland, Colorado facilities, were approximately $4.7 million (pre-tax) during the year ended December 31, 2006. During the nine months ended September 30, 2007, we incurred $1.5 million (pre-tax), primarily related to the transfer of the Company’s printed circuit board assembly (PCBA) operations in Dublin, Ireland to Brasov, Romania and the consolidation and resizing of certain other facilities, as we continue to expand our low-cost capacity while realigning and further strengthen our global footprint to support continued business opportunities. These efforts will continue throughout 2007. We believe that our global manufacturing presence increases our ability to be responsive to our customers’ needs by providing accelerated time-to-market and time-to-volume production of high quality products. These capabilities should enable us to build stronger strategic relationships with our customers and to become a more integral part of their operations. Our customers face challenges in planning, procuring and managing their inventories efficiently due to customer demand fluctuations, product design changes, short product life cycles and component price fluctuations. We employ production management systems to manage their procurement and manufacturing processes in an efficient and cost-effective manner so that, where possible, components arrive on a just-in-time, as-and-when needed basis. We are a significant purchaser of electronic components and other raw materials, and can capitalize on the economies of scale associated with our relationships with suppliers to negotiate price discounts, obtain components and other raw materials that are in short supply, and return excess components. Our expertise in supply chain management and our relationships with suppliers across the supply chain enables us to reduce our customers’ cost of goods sold and inventory exposure.

We recognize revenue from the sale of circuit board assemblies, systems and excess inventory when the goods are shipped, title and risk of ownership have passed, the price to the buyer is fixed and determinable and recoverability is reasonably assured. Revenue from design, development and engineering services is recognized when the services are performed and collectibility is reasonably certain. Such services provided under fixed price contracts are accounted for using the percentage of completion method. We assume no significant obligations after product shipment as we typically warrant workmanship only. Therefore, our warranty provisions are immaterial.

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

The aggregate purchase price was $221.5 million, including common shares valued at $202.5 million, stock options and warrants valued at $9.0 million, conversion feature of debt valued at $4.8 million and estimated acquisition costs of $5.2 million. The value of the 7.3 million common shares issued was based on the average market price of our common shares over the 2-day period before and after the terms of the acquisition were agreed to and announced.

As a direct result of the Merger, we assumed approximately $89.4 million of indebtedness, including $5 million in convertible senior subordinated notes. Subsequent to the Merger, we reduced the assumed debt by $71.9 million. The convertible senior subordinated notes matured on May 1, 2007 and were converted into 0.4 million common shares at the request of the noteholders. Prior to the Merger, the Company had no outstanding debt.

We are accounting for the Merger utilizing the accounting principles promulgated by Statement of Financial Accounting Standards (SFAS) Nos. 141 and 142. Therefore, the results of operations of the Pemstar operations since January 8, 2007 have been included in the accompanying consolidated statements of income. The preliminary allocation of the net purchase price of the Merger resulted in goodwill of approximately $165.6 million.

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

Summary of Results

Sales for the three months ended September 30, 2007 decreased 13% to $672.6 million compared to $769.5 million for the same period of 2006. Sales to our largest customer, Sun Microsystems, Inc., represented 17% of our sales in 2007 compared to 39% of our sales in 2006. Sales to this customer decreased $179.2 million from $296.4 million in the third quarter of 2006 to $117.2 million in the third quarter of 2007. This decrease is attributable to a combination of product transitions and the impact of second sourcing. For the remainder of 2007, we expect that revenues from our top customer will be in the low 20% range. The decrease in sales to our largest customer was offset by an increase in sales of $82.3 million, a result of the Merger and increased sales under new programs.

Our gross profit as a percentage of sales decreased to 5.8% in the three months ended September 30, 2007 from 6.8% in same period of 2006 due primarily to lower sales volumes which resulted in under-absorbed fixed costs. We do experience fluctuations in gross profit from period to period. Comparing 2007 to 2006, the fluctuations were due primarily to changes in production levels, production mix, inventory levels, new program ramps, product crossovers and other factors, including the impacts of the Merger. Different programs can contribute different gross profits depending on factors such as the types of services involved, location of production, size of the program, complexity of the product, and level of material costs associated with the various products. New programs can contribute relatively less to our gross profit in their early stages when manufacturing volumes are usually lower, resulting in inefficiencies and unabsorbed manufacturing overhead costs. In addition, a number of our new and higher volume programs remain subject to competitive constraints that could exert downward pressure on our margins in the near future.

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

We are subject to examination by tax authorities for varying periods in various U.S. and foreign tax jurisdictions. During the course of such examinations disputes occur as to matters of fact and/or law. Also, in most tax jurisdictions the passage of time without examination will result in the expiration of applicable statutes of limitations thereby precluding the taxing authority from conducting an examination of the tax period(s) for which such statute of limitations has expired. We believe that we have adequately provided for our tax liabilities.

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

Goodwill is tested annually for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss would be recognized to the extent that the carrying amount exceeds the asset’s fair value. We completed the annual impairment test during the fourth quarter of 2006 and determined that no impairment existed as of the date of the impairment test. Goodwill and intangible assets are measured at the reporting unit level, which we have determined to be consistent with our operating segments as defined in Note 9 to the Condensed Consolidated Financial Statements in Item 1 of this report, by determining the fair values of the reporting units using a discounted cash flow model and comparing those fair values to the carrying values, including goodwill, of the reporting unit. At September 30, 2007, we had net goodwill of approximately $283.4 million, including $170.3 million resulting from 2007 acquisitions. Circumstances that may lead to impairment of goodwill include unforeseen decreases in future performance or industry demand, and the restructuring of our operations as a result of a change in our business strategy.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	94.2	93.2	93.2	93.1
Gross profit	5.8	6.8	6.8	6.9
Selling, general and administrative expenses	3.3	2.2	3.2	2.4
Amortization of intangibles	0.1	—	0.1	—
Restructuring charges	0.2	0.1	0.3	0.2
Income from operations	2.2	4.5	3.2	4.3
Other income, net	0.5	0.2	0.3	0.2
Income before income taxes	2.7	4.7	3.5	4.5
Income tax expense (benefit)	(0.6)	0.9	0.2	0.7
Net income	3.3%	3.8%	3.3%	3.8%

Sales

Sales for the third quarter of 2007 were $672.6 million, a 13% decrease from sales of $769.5 million for the same quarter in 2006. Sales to our largest customer decreased $179.2 million from $296.4 million in the third quarter of 2006 to $117.2 million in the third quarter of 2007. This decrease is attributable to a combination of product transitions and the impact of second sourcing. The decrease in sales to our largest customer was offset by an increase in sales of $82.3 million, primarily a result of the Merger and increased sales under new programs. Sales for the nine months ended September 30, 2007 and 2006 were $2.2 billion in both periods. Sales to our largest customer decreased $359.5 million from $850.0 million in the first nine months of 2006 to $490.5 million in the first nine months of 2007. The decrease in sales to our largest customer was offset by an increase in sales of $370.9 million, primarily a result of the Merger and increased sales under new programs.

The following table sets forth, for the periods indicated, the percentages of our sales by industry sector.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Computers & related products for business enterprises	51%	60%	52%	59%
Telecommunication equipment	16	11	15	11
Industrial control equipment	15	10	13	11
Medical devices	12	13	13	13
Testing & instrumentation products	6	6	7	6
	100%	100%	100%	100%

A substantial percentage of our sales have been made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. Sales to our largest customer, Sun Microsystems, Inc., represented 17% of our sales during the third quarter of 2007 compared to 39% of our sales in 2006. For the remainder of 2007, we expect that revenues from our top customer will be in the low 20% range. Our future sales are dependent on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on us.

Our international operations are subject to the risks of doing business abroad. These risks have not had a material adverse effect on our results of operations through September 30, 2007. However, we can make no assurances that there will not be an adverse impact in the future. See Part II, Item 1A for factors pertaining to our international sales and fluctuations in the exchange rates of foreign currency and for further discussion of potential adverse effects in operating results associated with the risks of doing business abroad. During the first nine months of 2007 and 2006, 42% and 36%, respectively, of our sales were from our international operations.

Gross Profit

Gross profit decreased 26% to $38.8 million for the three months ended September 30, 2007 from $52.3 million in the same period of 2006 due primarily to lower sales volumes. Gross profit as a percentage of sales decreased to 5.8% during the third quarter of 2007 from 6.8% in 2006 due to lower sales volumes which resulted in under-absorbed fixed costs. Gross profit decreased 1% to $147.8 million for the nine months ended September 30, 2007 from $149.9 million in 2006. Gross profit as a percentage of sales decreased to 6.8% during the first nine months of 2007 from 6.9% in 2006. We do experience fluctuations in gross profit from period to period. Comparing 2007 to 2006, the fluctuations were due primarily to changes in production levels, production mix, inventory levels, new program ramps, product crossovers and other factors, including the impacts of the Merger. Different programs can contribute different gross profits depending on factors such as the types of services involved, location of production, size of the program, complexity of the product, and level of material costs associated with the various products. New programs can contribute relatively less to our gross profit in their early stages when manufacturing volumes are usually lower, resulting in inefficiencies and unabsorbed manufacturing overhead costs. In addition, a number of our new and higher volume programs remain subject to competitive constraints that could exert downward pressure on our margins in the near future.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 28% to $22.0 million in the third quarter of 2007 from $17.2 million in the third quarter of 2006 and increased 34% to $69.5 million in the first nine months of 2007 from $52.0 million in the first nine months of 2006. The increase in selling, general and administrative expenses is primarily associated with the Merger. Selling, general and administrative expenses, as a percentage of sales, were 3.3% and 2.2%, respectively, for the third quarter of 2007 and 2006, and 3.2% and 2.4%, respectively, for the first nine months of 2007 and 2006. The increase in selling, general and administrative expenses as a percentage of sales is primarily associated with the Merger and the impact of lower sales volumes in the third quarter of 2007.

Restructuring Charges and Integration Costs

We recognized $1.5 million and $7.0 million in restructuring charges and integration costs during the third quarter and during the first nine months of 2007, respectively, related to reductions in workforce and the re-sizing and closure of certain facilities and the integration of the facilities acquired in the Merger. In connection with these activities, we recorded restructuring charges for employee termination costs and other restructuring and integration related costs.

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

Interest Expense

Interest expense for the nine-month periods ended September 30, 2007 and 2006 was $1.8 million and $0.3 million, respectively. The increase is due to interest expense on the debt assumed in the Merger. See Note 6 to the Condensed Consolidated Financial Statements in Item 1 of this report.

Income Tax Expense

Income tax expense of $4.9 million represented an effective tax rate of 6.3% for the nine months ended September 30, 2007, compared with $15.3 million at an effective tax rate of 15.5% for the same period in 2006. The decrease in the effective tax rate is primarily due to a discrete tax benefit of $6.5 million recorded in the third quarter of 2007 related to a previously closed facility that generated a worthless stock deduction and an increase in tax-exempt income in certain foreign locations in the first nine months of 2007. In 2006, a discrete tax benefit of $4.8 million related to the closure of our Leicester, England facility was recorded in the first quarter. See Note 8 to the Condensed Consolidated Financial Statements in Item 1 of this report.

Net Income

We reported net income of approximately $72.4 million, or diluted earnings per share of $0.99 for the first nine months of 2007, compared with net income of approximately $83.4 million, or diluted earnings per share of $1.28 for the same period of 2006. The net decrease of $11.0 million from 2006 was primarily due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our growth and operations through funds generated from operations, proceeds from the sale of our securities and funds borrowed under our credit facilities. Cash and cash equivalents increased to $163.6 million at September 30, 2007 from $123.9 million at December 31, 2006.

Cash provided by operating activities was $226.7 million in 2007. The cash provided by operations during 2007 consisted primarily of $72.4 million of net income adjusted for $32.0 million of depreciation and amortization, a $146.6 million decrease in accounts receivable, a $113.8 million decrease in inventories offset by a $123.2 million decrease in accounts payable. Working capital was $908.7 million at September 30, 2007 and $760.9 million at December 31, 2006. The increase in working capital during 2007 is primarily due to the level of business activity during the period including the impact of the Merger.

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

Cash used in investing activities was $126.4 million for the nine months ended September 30, 2007 primarily due to the purchase of short-term investments and additional property, plant and equipment offset by the sales and maturity of our short-term investments and the net cash acquired in the Merger. Capital expenditures of $12.3 million were primarily concentrated in manufacturing production equipment in Asia to support our ongoing business and to expand certain existing manufacturing operations.

Cash used in financing activities was $63.9 million for the nine months ended September 30, 2007. During 2007, we received $8.8 million from the exercise of stock options and $1.6 million in federal tax benefits of stock options exercised. As a direct result of the Merger, we assumed approximately $89.4 million of indebtedness, including $5 million in convertible senior subordinated notes. Subsequent to the Merger, we reduced the assumed debt by $71.9 million. The convertible senior subordinated notes matured on May 1, 2007 and were converted into 0.4 million common shares at the request of the noteholders. On July 25, 2007, our Board of

Directors approved the repurchase of up to $125 million of our outstanding common shares. During the nine months ended September 30, 2007, share repurchases totaled $2.4 million.

Under the terms of a Credit Agreement (the Credit Agreement), we have a $100.0 million three-year revolving credit line for general corporate purposes which can be increased to a total of $200.0 million and which will expire on January 20, 2008. We are currently in discussions with our lenders about amending the Credit Agreement prior to the maturity date. Interest on outstanding borrowings under the Credit Agreement is payable quarterly, at our option, at either the bank’s Eurodollar rate plus 1.00% to 1.75% or its prime rate plus 0.00% to 0.25%, based upon our debt ratio as specified in the Credit Agreement. A commitment fee of 0.20% to 0.35% per annum (based upon our debt ratio) on the unused portion of the revolving credit line is payable quarterly in arrears. As of September 30, 2007, we had no borrowings outstanding under the Credit Agreement, $0.3 million in outstanding letters of credit and $99.7 million was available for future borrowings.

The Credit Agreement is secured by our domestic inventory and accounts receivable, 100% of the stock of our domestic subsidiaries, and 65% of the voting capital stock of each direct foreign subsidiary and substantially all of our and our domestic subsidiaries’ other tangible and intangible assets. The Credit Agreement contains customary financial covenants as to working capital, debt leverage, fixed charges, and consolidated net worth, and restricts our ability to incur additional debt, pay dividends, sell assets and to merge or consolidate with other persons without the consent of the banks. As of September 30, 2007, we were in compliance with all such covenants and restrictions.

Our Thailand subsidiary has a credit agreement with Kasikornbank Public Company (the Thai Credit Agreement). The Thai Credit Agreement provides that the lender will make available to our Thailand subsidiary up to approximately $16 million in revolving loans and machinery loans. The Thai Credit Agreement is secured by land, buildings and machinery in Thailand. In addition, the Thai Credit Agreement provides for approximately $1.9 million (62 million Thai baht) in working capital availability in the form of working capital loans (10 million Thai baht) and bank guarantees (52 million Thai baht). Availability of funds under the Thai Credit Agreement is reviewed annually and is currently accessible through September 2008. As of September 30, 2007, our Thailand subsidiary had no working capital borrowings outstanding.

Our operations, and the operations of businesses we acquire, are subject to certain foreign, federal, state and local regulatory requirements relating to environmental, waste management, health and safety matters. We believe we operate in substantial compliance with all applicable requirements and we seek to ensure that newly acquired businesses comply or will comply substantially with applicable requirements. To date, the costs of compliance and workplace and environmental remediation have not been material to us. However, material costs and liabilities may arise from these requirements or from new, modified or more stringent requirements in the future. In addition, our past, current and future operations, and the operations of businesses we have or may acquire, may give rise to claims of exposure by employees or the public, or to other claims or liabilities relating to environmental, waste management or health and safety concerns.

As of September 30, 2007, we had cash and cash equivalents totaling $163.6 million, short-term investments totaling $215.4 million and $99.7 million available for borrowings under our revolving credit line. We believe that during the next twelve months, our capital expenditures will be approximately $35 to $45 million, principally for machinery and equipment to support our ongoing business around the globe, in addition to our planned expansion in Asia, primarily a new building in China. On July 25, 2007, our Board of Directors approved the repurchase of up to $125 million of our outstanding common shares. During the period from July 25, 2007 to September 30, 2007, we repurchased a total of 0.1 million common shares for $2.4 million at an average price of $22.04 per share. Through November 7, 2007, we have repurchased a total of 2.0 million shares for $41.8 million at an average price of $20.91 per share. We currently have $83.2 million remaining under the plan to purchase additional shares. We are under no commitment or obligation to repurchase any particular amount of common shares and share purchases may be suspended at any time at management’s discretion. Management believes that our existing cash and short-term investment balances and funds generated from operations will be sufficient to permit us to meet our liquidity requirements over the next twelve months. Management further believes that our ongoing cash flows from operations and any borrowings we may incur under our credit facilities will enable us to meet operating cash requirements in future years. Should we desire to consummate significant acquisition opportunities, our capital needs would increase and could possibly result in our need to increase available borrowings under our revolving credit facility or access public or private debt and equity markets. There can be no assurance, however, that we would be successful in raising additional debt or equity on terms that we would consider acceptable.

CONTRACTUAL OBLIGATIONS

We have certain contractual obligations for operating leases that were summarized in a table of Contractual Obligations in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007. There have been no material changes to our contractual obligations, outside of the ordinary course of our business, since June 30, 2007.

We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48) on January 1, 2007. The amount of unrecognized tax benefits at September 30, 2007 was $30.1 million. We have not provided a detailed estimate of the timing of future cash outflows associated with the liabilities recognized in this balance due to the uncertainty of when the related tax settlements will become due. See Note 12 to the Condensed Consolidated Financial Statements in Item 1 of this report.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2007, we did not have any significant off-balance sheet arrangements.

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

•                  Inflationary economies or currencies; and

•                  Economic and political instability.

We do not use derivative financial instruments for speculative purposes. As of September 30, 2007, we did not have any foreign currency hedges. In the future, significant transactions involving our international operations may cause us to consider engaging in hedging transactions to attempt to mitigate our exposure to fluctuations in foreign exchange rates. These exposures are primarily, but not limited to, vendor payments and inter-company balances in currencies other than the currency in which our foreign operations primarily generate and expend cash. Our international operations in some instances operate in a natural hedge because both operating expenses and a portion of sales are denominated in local currency. Our sales are substantially denominated in U.S. dollars. Our foreign currency cash flows are generated in certain Asian and European countries, Mexico and Brazil. With the acquisition of Pemstar, our foreign currency cash flows have increased.

We are also exposed to market risk for changes in interest rates, a portion of which relates to our short-term investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place cash and cash equivalents and investments with various major financial institutions. We protect our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by generally investing in investment grade securities. As of September 30, 2007, the outstanding amount in the short-term investment portfolio was $215.4 million of auction rate securities with an average return of approximately 4.0%.

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

The following legal proceeding was acquired in the Merger and is considered outside the ordinary course of business.

On June 16, 2005 a putative class action was filed by an individual shareholder against Pemstar and certain of its officers and directors. The lawsuit is pending in the United States District Court for the District Court of Minnesota and is captioned: In re PEMSTAR INC. Securities Litigation, Civil Action No. 05-CV-01182 – JMR/FLN. The lawsuit alleges violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 and Section 11 of the Securities Act of 1933. An Amended Complaint was filed on November 28, 2005. The plaintiff alleges, in essence, that the defendants defrauded Pemstar’s shareholders by failing to timely disclose the circumstances around the discrepancies in the accounting of the Mexico facility that generated a restatement. The lawsuit also alleges that the registration statement filed by Pemstar in connection with a secondary offering contained false, material misrepresentations. The plaintiff seeks to represent a class of persons who purchased Pemstar stock from January 30, 2003 through and including January 12, 2005. The Amended Complaint does not specify an amount of damages. The parties have reached a settlement which is subject to court approval. After a retention payment pursuant to Pemstar’s director and officer insurance policy, the settlement amount will be paid entirely from such policy.

Item 1A.  Risk Factors.

There are no material changes to the risk factors set forth in Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.           Unregistered Sales Of Equity Securities And Use Of Proceeds.

(b)  The following table provides information about the Company repurchases of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the quarter ended September 30, 2007, at a total cost of $2.4 million:

ISSUER PURCHASES OF EQUITY SECURITIES

(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares (or	Dollar Value)
			Units)	of Shares (or
			Purchased as	Units) that
	(a) Total		Part of	May Yet Be
	Number of	(b) Average	Publicly	Purchased
	Shares (or	Price Paid per	Announced	Under the
	Units)	Share (or	Plans or	Plans or
Period	Purchased (1)	Unit) (2)	Programs	Programs
July 1 to 31, 2007	—	—	—	$125.0 million	(3)
August 1 to 31, 2007	109,100	$22.04	109,100	$122.6 million
September 1 to 30, 2007	—	—	—	$122.6 million
Total	109,100	$22.04	109,100

(1) All share repurchases were made on the open market.

(2) Average price paid per share is calculated on a settlement basis and excludes commission.

(3) On July 25, 2007, the Board of Directors of the Company approved the repurchase of up to $125 million of the Company’s outstanding common shares. During the period from July 25 to September 30, 2007, the Company repurchased a total of 109,100 common shares for $2.4 million at an average price of $22.04 per share. All share purchases have been made in the open market and the shares repurchased through September 30, 2007 have been retired. Share purchases may be made in the open market, in privately negotiated transactions or block transactions, at the discretion of the Company’s management and as market conditions warrant. Purchases will be funded from available cash and may be commenced, suspended or discontinued at any time without prior notice. Shares repurchased under the program will be retired.

Item 6.           Exhibits.

31.1                      Section 302 Certification of Chief Executive Officer

31.2                      Section 302 Certification of Chief Financial Officer

32.1                      Section 1350 Certification of Chief Executive Officer

32.2                      Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 8, 2007.

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