Form 10-K
period 2007-12-31
BENCHMARK ELECTRONICS INC
filed 2008-02-28
CIK 863436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Act).

Yes ☐ No ☒

As of June 30, 2007, the number of outstanding Common Shares was 72,892,154.  As of such date, the aggregate market value of the Common Shares held by non-affiliates, based on the closing price of the Common Shares on the New York Stock Exchange on such date, was approximately $1.6 billion.

As of February 27, 2008, there were 69,154,560 Common Shares of Benchmark Electronics, Inc., par value $0.10 per share, outstanding.

Documents Incorporated by Reference:

Portions of the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders (Part III, Items 10-14).

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

General

We are in the business of manufacturing electronics and we provide our services to original equipment manufacturers (OEMs) of computers and related products for business enterprises, medical devices, industrial control equipment, testing and instrumentation products, and telecommunication equipment. The services that we provide are commonly referred to as electronics manufacturing services (EMS). We offer our customers comprehensive and integrated design and manufacturing services, from initial product design to volume production and direct order fulfillment. We also provide specialized engineering services, including product design, printed circuit board layout, prototyping and test development. We believe that we have developed strengths in the manufacturing process for large, complex, high-density printed circuit boards as well as the ability to manufacture high and low volume products in lower cost regions such as Brazil, China, Malaysia, Mexico, Romania and Thailand.

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

We currently operate a total of 59 surface mount production lines (where electrical components are soldered directly onto printed circuit boards) at our domestic facilities and 85 surface mount production lines at our international facilities. Our worldwide facilities include 1.4 million square feet in our domestic facilities in Alabama, Minnesota, New Hampshire, North Dakota, Oregon and Texas; and 1.3 million square feet in our international facilities in Brazil, China, Ireland, Malaysia, Mexico, the Netherlands, Romania, Singapore and Thailand.

Our capabilities have continued to grow through acquisitions and through internal expansion. In January 2007, we acquired Pemstar Inc. (Pemstar), a publicly traded EMS company headquartered in Rochester, Minnesota (the Merger). This acquisition expanded our customer base and added depth to our engineering and systems integration capabilities. Additionally, we expanded our relationships with certain customers during 2007 and added a new facility in Penang, Malaysia. With these acquisitions and expansions, our global operations now include 20 facilities in ten countries. We expanded our manufacturing capacity in Thailand with a printed circuit board assembly (PCBA) facility in Korat in 2004 and a new systems integration facility in Ayudhaya in 2005.

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

Our Industry

The EMS industry experienced rapid change and growth over most of the past decade as an increasing number of OEMs outsourced their manufacturing requirements. In mid-2001, the industry’s revenue declined as a result of significant cut backs in its customers’ production requirements, which was consistent with the overall global economic downturn. Industry revenues began to stabilize in 2003. OEMs have continued to turn to outsourcing in order to reduce product cost; achieve accelerated time-to-market and time-to-volume production; access advanced design and manufacturing technologies; improve inventory management and purchasing power; and reduce their capital investment in manufacturing resources. This enables OEMs to concentrate on what they believe to be their core strengths, such as new product definition, marketing and sales. In addition, the number of industries serviced, as well as the market penetration in certain industries, by EMS providers has increased over the past three years. We believe further growth opportunities exist for EMS providers to penetrate the worldwide electronics markets.

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

•                  Deliver Complete High and Low Volume Manufacturing Solutions Globally. We believe OEMs are increasingly requiring a wide range of specialized engineering and manufacturing services from EMS providers in order to reduce costs and accelerate their time-to-market and time-to-volume production. Building on our integrated engineering and manufacturing capabilities, we offer services from initial product design and test to final product assembly and distribution to OEM customers. Our systems integration assembly and direct order fulfillment services allow our customers to reduce product cost and risk of product obsolescence by reducing their total work-in-process and finished goods inventory. These services are available at many of our manufacturing locations. We also offer our customers high volume production in low cost regions of the world, such as Brazil, China, Malaysia, Mexico, Romania and Thailand. These full service capabilities allow us to offer customers the flexibility to move quickly from design and initial product introduction to production and distribution. We offer our customers the opportunity to combine the benefits of low cost manufacturing (for the portions of their products or systems that can benefit from the use of these geographic areas) with the benefits and capabilities of our higher complexity support of systems integration in Asia, Europe or the United States.

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

•                  Continue to Seek Cost Savings and Efficiency Improvements. We seek to optimize our facilities to provide cost-efficient services for our customers. We provide operations in lower cost locations, including Brazil, China, Malaysia, Mexico, Romania and Thailand, and we continue to expand our presence in these lower cost locations to meet the needs of our customers.

•                  Continue Our Global Expansion. A network of strategically positioned facilities can reduce costs, simplify and shorten an OEM’s supply chain and thus reduce the time it takes to bring product to market. We are committed to geographic expansion in order to support our customers with cost-effective and timely delivery of quality products and services worldwide. Our acquisition of facilities in Malaysia, Romania and the Netherlands has expanded our service scope to provide a global manufacturing solution to our customers through our 20 facilities in ten countries located in Brazil, China, Ireland, Malaysia, Mexico, the Netherlands, Romania, Singapore, Thailand and the United States.

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

Services We Provide

We offer a wide range of engineering, automation, test, manufacturing and fulfillment solutions that support our customers’ products from initial design through prototyping, design validation, testing, ramp to volume production, worldwide distribution and aftermarket support. We support all of our service offerings with supply chain management systems, superior quality program management and sophisticated information technology systems. Our comprehensive service offerings enable us to provide a complete solution for our customers’ outsourcing requirements.

Engineering Solutions

Our approach is to coordinate and integrate our design, prototype and other engineering capabilities. Through this approach, we provide a broad range of engineering services and, in some cases, dedicated production lines for prototypes. These services strengthen our relationships with manufacturing customers and attract new customers requiring specialized engineering services.

•                  New Product Design, Prototype, Test and Related Engineering Solutions. We offer a full spectrum of new product design, prototype, test and related engineering solutions. Our concurrent engineering approach shortens product development cycles and gives our customers a competitive advantage in time-to-market and time-to-profit. Our multi-disciplined engineering teams provide expertise in a number of core competencies critical to serving OEMs in our target markets, including award-winning industrial design, mechanical and electrical hardware, firmware, software and systems integration and support. We create specifications, designs and quick-turn prototypes, and validate and ramp our customers’ products into high volume manufacturing. Our technical expertise includes electronic circuit design for analog, digital, radio frequency, microwave and mixed signal technology, as well as Microsoft and Intel design capabilities.

•                  Custom Test and Automation Equipment Design and Build Solutions. We provide our customers with a comprehensive range of custom automated test equipment, functional test equipment, process automation and replication solutions. We have expertise in tooling, testers, equipment control, systems planning, automation, floor control, systems integration, replication and programming. Our custom functional test equipment, process automation and replication solutions are available to our customers as part of our full service product design and manufacturing solutions package or on a stand-alone basis for products designed and manufactured elsewhere. We also provide custom test equipment and automation system solutions to OEMs. Our ability to provide these solutions allows us to capitalize on OEMs’ increasing needs for custom manufacturing solutions and provides an additional opportunity for us to introduce these customers to our comprehensive engineering and manufacturing services.

Manufacturing and Fulfillment Solutions

As OEMs seek to provide greater functionality in smaller products, they increasingly require more sophisticated manufacturing technologies and processes. Our investment in advanced manufacturing equipment and our experience in innovative packaging and interconnect technologies enable us to offer a variety of advanced manufacturing solutions. These packaging and interconnect technologies include:

•                  Printed Circuit Board Assembly & Test. We offer a wide range of printed circuit board assembly and test solutions, including printed circuit board assembly, assembly of subsystems, circuitry and functionality testing of printed assemblies, environmental and stress testing and component reliability testing.

•                  Flex Circuit Assembly & Test. We provide our customers with a wide range of flex circuit assembly and test solutions. We utilize specialized tooling strategies and advanced automation procedures to minimize circuit handling and ensure that consistent processing parameters are maintained throughout the assembly process.

•                  Systems Assembly & Test. We work with our customers to develop product-specific test strategies. Our test capabilities include manufacturing defect analysis, in-circuit tests to test the circuitry of the board and functional tests to confirm that the board or assembly operates in accordance with its final design and manufacturing specifications. We either custom design test equipment and software ourselves or use test equipment and software provided by our customers. In addition, we provide environmental stress tests of assemblies of boards or systems.

We also have expertise in advanced precision and electromechanical technologies and optical manufacturing services. In order to meet our customers’ demand for systems assembly and test solutions, we offer subassembly build, final assembly, functionality testing, configuration and software installation and final packaging services.

Precision Electromechanical Assembly and Test. We offer a full spectrum of precision subsystem and system integration services. These services include assembly, configuration and test of complex computers and related products for business enterprises, medical devices, industrial control equipment, testing and instrumentation products, and telecommunication equipment. We design, develop and build product specific manufacturing processes utilizing manual, mechanized or fully automated lines to meet our customers’ product volume and quality requirements. All of our assembly and test processes are developed according to customer specifications and replicated within our facilities. Product life cycle testing services are provided such as Ongoing Reliability Testing where units are continuously cycled for extended testing while monitoring for early life failures.

Direct Order Fulfillment. We provide direct order fulfillment for certain of our OEM customers. Direct order fulfillment involves receiving customer orders, configuring products to quickly fill the orders and delivering the products either to the OEM, a distribution channel or directly to the end customer. We manage our direct order fulfillment processes using a core set of common systems and processes that receive order information from the customer and provide comprehensive supply chain management, including procurement and production planning. These systems and processes enable us to process orders for multiple system configurations, and varying production quantities, including single units. Our direct order fulfillment services include build-to-order (BTO) and configure-to-order (CTO) capabilities. BTO involves building a system having the particular configuration ordered by the OEM customer. CTO involves configuring systems to an end customer’s order. The end customer typically places this order by choosing from a variety of possible system configurations and options. We are capable of meeting a 20 to 48 hour turn-around-time for BTO and CTO. We support our direct order fulfillment services with logistics that include delivery of parts and assemblies to the final assembly site, distribution and shipment of finished systems, and processing of customer returns.

Aftermarket Non-Warranty Services. We provide our customers with a range of aftermarket non-warranty services, including repair, replacement, refurbishment, remanufacturing, exchange, systems upgrade and spare part manufacturing throughout a products life cycle. These services are tracked and supported by specific information technology systems that can be tailored to meet our customers’ individual requirements.

Value-Added Support Systems. We support our engineering, manufacturing, distribution and aftermarket support services with an efficient supply chain management system and a superior quality management program. All of our value-added support services are implemented and managed through web-based information technology systems that enable us to collaborate with our customers throughout all stages of the engineering, manufacturing and order fulfillment processes.

Supply Chain Management. Our inventory management and volume procurement capabilities contribute to cost reductions and reduce total cycle time. Our materials strategy is focused on leveraging our procurement volume company wide while providing local execution for maximum flexibility at the division level. In addition, our systems integration facilities have developed material processes required to support system integration operations.

We utilize a full complement of electronic data interchange transactions with our suppliers to coordinate forecasts, orders, reschedules, inventory and component lead times. Our enterprise resource planning systems provide product and production information to our supply chain management, engineering change management and floor control systems. Our information systems also control serialization, production and quality data for all of our facilities around the world utilizing state-of-the-art statistical process control techniques for continuous process improvements. To enhance our ability to rapidly respond to changes in our customers’ requirements by effectively managing changes in our supply chain, we utilize web-based interfaces and real-time supply chain management software products from Kinaxis Inc. Kinaxis allows for scaling operations to meet customer needs, shifting capacity in response to product demand fluctuations, reducing materials costs and effectively distributing products to our customers or their end-customers.

Manufacturing Technologies. We offer our customers expertise in a wide variety of traditional and advanced manufacturing technologies. Our technical expertise supports standard printed circuit board assembly as well as complex products that require advanced engineering skills and equipment.

We also provide our customers with a comprehensive set of manufacturing technologies and solutions which include:

•                  Pin Thru Hole,

•                  Surface Mount Technology,

•                  Fine Pitch,

•                  Ball Grid Array,

•                  Flip Chip,

•                  Chip On Board/Wirebonding,

•                  In-Circuit Test,

•                  Board Level Functional Test, and

•                  Stress Testing.

We also provide specialized solutions in support of Optical and Wireless components and systems which include:

•                  Adhesives,

•                  Conformal Coating,

•                  Laser Welding,

•                  Hybrid Optical/Electrical Printed Circuit Board Assembly and Test, and

•                  Sub-micron Alignment of Optical Sub-Assemblies.

Through our Component Engineering Services, we are helping our customers deal with the changing international environmental regulations such as the European Union (EU) Restriction of the Use of Hazardous Substances in electrical and electronic Equipment (RoHS). Manufacturing sites in the Americas, Asia and European regions are certified in both water soluble and no-clean processes and are currently producing products that are RoHS compliant.

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

The following table sets forth the percentages of our sales by industry for 2007, 2006 and 2005.

	2007	2006	2005

Computers & related products for business enterprises	53%	58%	56%
Telecommunication equipment	15	12	14
Medical devices	13	13	12
Industrial control equipment	13	11	12
Testing & instrumentation products	6	6	6

A substantial percentage of our sales have been made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. Sales to our largest customer, Sun Microsystems, Inc., represented 22% of our sales during 2007 compared to 39% of our sales in 2006. Our future sales are dependent on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on us.

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

Backlog

We had sales backlog of approximately $1.7 billion at December 31, 2007, as compared to the 2006 year-end backlog of $1.9 billion. Backlog consists of purchase orders received, including, in some instances, forecast requirements released for production under customer contracts. Although we expect to fill substantially all of our year-end backlog during 2008, we currently do not have long-term agreements with all of our customers and customer orders can be canceled, changed or delayed by customers. The timely replacement of canceled, changed or delayed orders with orders from new customers cannot be assured, nor can there be any assurance that any of our current customers will continue to utilize our services. Because of these factors, our backlog is not a meaningful indicator of future financial results.

Competition

The electronics manufacturing services we provide are available from many independent sources as well as from the in-house manufacturing capabilities of current and potential customers. Our competitors include Celestica Inc., Flextronics International Ltd. (which recently acquired Solectron Corporation), Hon Hai Precision Industry Co., Ltd., Jabil Circuit, Inc., and Sanmina-SCI Corporation, who may be more established in the industry and have substantially greater financial, manufacturing or marketing resources than we do. We believe that the principal competitive factors in our targeted markets are engineering capabilities, product quality, flexibility, cost and timeliness in responding to design and schedule changes, reliability in meeting product delivery schedules, pricing, technological sophistication and geographic location.

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

Employees

As of December 31, 2007, we employed 10,920 people, of whom 7,852 were engaged in manufacturing and operations, 1,348 in materials control and procurement, 853 in design and development, 285 in marketing and sales, and 582 in administration. None of our domestic employees are represented by a labor union. In certain international locations, our employees are represented by labor unions and by works councils. Some European countries also often have mandatory legal provisions regarding terms of employment, severance compensation and other conditions of employment that are more restrictive than U.S. laws. We have never experienced a strike or similar work stoppage and we believe that our employee relations are satisfactory.

Segments and International Operations

Benchmark has 20 manufacturing facilities in the Americas, Asia and Europe regions to serve its customers. Benchmark is operated and managed geographically and management evaluates performance and allocates Benchmark’s resources on a geographic basis. We currently operate outside the United States in Brazil, China, Ireland, Malaysia, Mexico, the Netherlands, Romania, Singapore and Thailand. During 2007 and 2006, 43% and 37%, respectively, of our sales were from our international operations. As a result of customer demand overseas, we expect foreign sales to continue to increase. Our foreign sales and operations are subject to risk of doing business abroad, including fluctuations in the value of currency, export duties, import controls and trade barriers, including stoppages, longer payment cycles, greater difficulty in accounts receivable collection, burdens of complying with a wide variety of foreign laws and, in certain parts of the world, political instability. While, to date, these factors have not had a material adverse effect on Benchmark’s results of operations, we can make no assurances that there will not be an adverse impact in the future. See Note 9 and Note 13 of Notes to Consolidated Financial Statements in Item 8 of this report for segment and geographical information.

Available Information

Our internet address is http://www.bench.com. We make available free of charge through our internet website our filings with the Securities and Exchange Commission (SEC), including our annual reports on Form 10–K, quarterly reports on Form 10–Q, current reports on Form 8–K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the SEC. All reports we file with the SEC are also available free of charge via EDGAR through the SEC’s website at http://www.sec.gov or to read and copy at the SEC Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. You can obtain information on the operation of the Public Reference Room by called the SEC at 1-800-SEC-0330.

Item 1A.  Risk Factors

The loss of a major customer would adversely affect us.

A substantial percentage of our sales have been made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. During 2007, our largest customer represented 22% of our sales. Our future sales are dependent on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on us.

We expect to continue to depend on the sales from our largest customer and any material delay, cancellation or reduction of orders from this customer or other significant customers would have a material adverse effect on our results of operations. In addition, we generate significant accounts receivables in connection with providing manufacturing services to our customers. If one or more of our customers were to become insolvent or otherwise unable to pay for the manufacturing services provided by us, our operating results and financial condition would be adversely affected.

We are dependent on the success of our customers.

We are dependent on the continued growth, viability and financial stability of our customers. Our customers are OEMs of:

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

We compete against many providers of electronics manufacturing services. Certain of our competitors have substantially greater resources and more geographically diversified international operations than we do. Our competitors include large independent manufacturers such as Celestica Inc., Flextronics International Ltd. (which recently acquired Solectron Corporation), Hon Hai Precision Industry Co., Ltd., Jabil Circuit, Inc. and Sanmina-SCI Corporation. In addition, we may in the future encounter competition from other large electronic manufacturers that are selling, or may begin to sell, electronics manufacturing services.

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

The integration of acquired operations may pose difficulties for us.

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

Our profitability will suffer if we are unable to successfully integrate any acquisition and manage any future acquisitions that we might pursue, or if we do not achieve sufficient revenue to offset the increased expenses associated with these acquisitions.

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

Our investments in auction rate securities are subject to risks which may cause losses and affect the liquidity of these investments.

As of February 27, 2008, we held $95.4 million of auction rate securities, classified as short-term investments, whose underlying assets were in guaranteed student loans backed by a U. S. Government agency and municipal issue bonds. These investments are of a high credit quality with AAA type credit ratings because of the government agency guarantee and other insurers. Auction rate securities are adjustable rate debt instruments whose interest rates are reset every 7 to 35 days through an auction process, with underlying securities that have original contractual maturities greater than 10 years. Auctions for some of our investments have failed in 2008 and there is no assurance that auctions on the remaining auction rate securities in our investment portfolio will continue to succeed. An auction failure means that the parties wishing to sell their securities could not do so. As a result, our ability to liquidate and fully recover the carrying value of our adjustable rate securities in the near term may be limited or not exist. These developments may result in the classification of some or all of these securities as long-term investments in our consolidated financial statements. If the issuers of these adjustable rate securities are unable to successfully close future auctions or their credit quality deteriorates, we may in the future be required to record an impairment charge on these investments. We may be required to wait until market stability is restored for these instruments or until the final maturity of the underlying notes (up to 40 years) to realize our investments’ recorded value.

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

Start-up costs, the management of labor and equipment resources in connection with the establishment of new programs and new customer relationships, and the need to estimate required resources in advance can adversely affect our gross margins and operating results. These factors are particularly evident in the early stages of the life cycle of new products and new programs or program transfers and in the opening of new facilities. These factors also affect our ability to efficiently use labor and equipment. We are currently managing a number of new programs and are expanding our capacity in Suzhou, China. Consequently, our exposure to these factors has increased. In addition, if any of these new programs or new customer relationships were terminated, our operating results could be harmed, particularly in the short term. We may not be able to recoup these start-up costs or replace anticipated new program revenues.

Complications with the implementation of our information systems could disrupt our operations and cause unanticipated increases in our costs.

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

As a result of the current economic climate, consolidation in the electronics industry has increased. Consolidation in the electronics industry could result in an increase in excess manufacturing capacity as companies seek to close plants or take other steps to increase efficiencies and realize synergies of mergers. The availability of excess manufacturing capacity could create increased pricing and competitive pressures for the electronics manufacturing services industry as a whole and our business in particular. In addition, consolidation could also result in an increasing number of very large electronics companies offering products in multiple sectors of the electronics industry. The growth of these large companies, with significant purchasing and marketing power, could also result in increased pricing and competitive pressures for us. Accordingly, industry consolidation could harm our business.

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

We have recorded intangible assets, including goodwill, in connection with business acquisitions. We are required to perform goodwill and intangible asset impairment tests at least on an annual basis and whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. As a result of our annual and other periodic evaluations, we may determine that the intangible asset values need to be written down to their fair values, which could result in material charges that could be adverse to our operating results and financial position.

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

We currently operate outside the United States in Brazil, China, Ireland, Malaysia, Mexico, the Netherlands, Romania, Singapore and Thailand. During 2007, 2006 and 2005, 43%, 37% and 35%, respectively, of our sales were from our international operations. These international operations may be subject to a number of risks, including:

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

We depend significantly on certain key executives, including, but not limited to, Cary T. Fu, Donald F. Adam and Gayla J. Delly. The unexpected loss of the services of any one of these executive officers would have an adverse effect on us.

We must maintain our technological and manufacturing process expertise.

The market for our manufacturing services is characterized by rapidly changing technology and continuing process development. We are continually evaluating the advantages and feasibility of new manufacturing processes. We believe that our future success will depend upon our ability to develop and provide manufacturing services which meet our customers’ changing needs. This requires that we maintain technological leadership and successfully anticipate or respond to technological changes in manufacturing processes on a cost-effective and timely basis. Our failure to maintain our technological and manufacturing process expertise could have a material adverse effect on our business.

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

Impact of Governmental Regulation

Our worldwide operations are subject to local laws and regulations. Of particular note at this time are two EU directives, the RoHS directive and the Waste Electrical and Electronic Equipment Directive. These directives restrict the distribution of products within the EU containing certain substances, including lead, and require a manufacturer or importer to recycle products containing those substances. In addition, China has recently passed the Management Methods for Controlling Pollution by Electronic Information Products, which will eventually prohibit the import of products for use in China that contain substances similar to those banned by the RoHS directive.

Both directives affect the worldwide electronics, and electronics components, industries as a whole. If we or our customers fail to comply with such laws and regulations, then we could incur liabilities and fines and our operations could be suspended.

In addition, as global warming issues become more prevalent, the U.S. and foreign governments are beginning to respond to these issues. This increasing governmental focus on global warming may result in new environmental regulations that may negatively affect us, our suppliers and our customers. This could cause us to incur additional direct costs in complying with any new environmental regulations, as well as increased indirect costs resulting from our customers, suppliers or both incurring additional compliance costs that get passed on to us. These costs may adversely impact our operations and financial condition.

Our business may be impacted by geopolitical events.

As a global business, we operate and have customers located in many countries. Geopolitical events such as terrorist acts may effect the overall economic environment and negatively impact the demand for our customers’ products. As a result, customer orders may be lower and our financial results may be adversely affected.

Our business may be impacted by natural disasters.

Some of our facilities, including our corporate headquarters, are located in areas which may be impacted by hurricanes, earthquakes, water shortages, tsunamis, floods, typhoons, fires, extreme weather conditions and other natural or manmade disasters. Our insurance coverage with respect to natural disasters is limited and is subject to deductibles and coverage limits. Such coverage may not be adequate, or may not continue to be available at commercially reasonable rates and terms.

We may be exposed to interest rate fluctuations.

We will have exposure to interest rate risk under our variable rate revolving credit facilities to the extent we incur indebtedness under such facilities. These facilities’ interest rates are based on the spread over the bank’s Eurodollar rate or its prime rate.

Changes in financial accounting standards or policies have affected, and in the future may affect, our reported financial condition or results of operations. Additionally, changes in securities laws and regulations have increased, and are likely to continue to increase, our operating costs.

We prepare our financial statements in conformity with U.S. GAAP. These principles are subject to interpretation by the Financial Accounting Standards Board (FASB), the American Institute of Certified Public Accountants (AICPA), the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions which are completed before a change is announced.

Accounting policies affecting many other aspects of our business, including rules relating to revenue recognition, off-balance sheet transactions, stock-based compensation, restructurings, asset disposals and asset retirement obligations, intangible assets, derivative and other financial instruments, have recently been revised or are under review. Changes to those rules or the questioning of how we interpret or implement those rules may have a material adverse effect on our reported financial results or on the way we conduct business.

The Sarbanes-Oxley Act of 2002 required changes in our corporate governance, public disclosure and compliance practices. The number of rules and regulations applicable to us has increased and will continue to increase our legal and financial compliance costs. These developments could make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers. In addition, in connection with our Section 404 certification process, we may identify from time to time deficiencies in our internal controls. Any material weakness or deficiency in our internal controls over financial reporting could materially and negatively impact our reported financial results and the market price of our stock could significantly decline. Additionally, adverse publicity related to the disclosure of a material weakness or deficiency in internal controls over financial reporting could have a negative impact on our reputation, business and stock price.

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

The following chart summarizes our principal manufacturing facilities owned or leased by Benchmark and its subsidiaries:

Location	Sq. Ft.	Ownership

Almelo, the Netherlands	132,000	Leased
Angleton, Texas	109,000	Owned
Austin, Texas	93,000	Leased
Ayudhaya, Thailand	243,000	Owned
Ayudhaya, Thailand	180,000	Owned
Beaverton, Oregon	77,000	Leased
Brasov, Romania	30,000	Leased
Campinas, Brazil	40,000	Leased
Dublin, Ireland	104,000	Leased
Dunseith, North Dakota	47,000	Owned
Dunseith, North Dakota	53,000	Leased
Guadalajara, Mexico	150,000	Leased
Hudson, New Hampshire	170,000	Leased
Huntsville, Alabama (1)	276,000	Owned
Huntsville, Alabama (2)	144,000	Leased
Korat, Thailand	126,000	Owned
Penang, Malaysia	103,000	Leased
Rochester, Minnesota	260,000	Leased
Suzhou, China	115,000	Leased
Singapore	48,000	Leased
Winona, Minnesota	199,000	Owned

Total	2,699,000

(1)	PCBA facility.
(2)	Systems integration facility.

We lease other facilities in the U.S. with a total of 46,000 sq. ft. that house individuals that provide engineering services. We also own facilities with a total of 396,000 sq. ft. and lease facilities with a total of 246,000 sq. ft. that are currently not in operation. These facilities are both in the U.S. and abroad.

Item 3.  Legal Proceedings

We are involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position or results of operations.

The following legal proceeding was acquired in the Merger and is considered outside the ordinary course of business. On June 16, 2005 a putative class action was filed by an individual shareholder against Pemstar and certain of its officers and directors. The lawsuit was brought in the United States District Court for the District Court of Minnesota and is captioned: In re PEMSTAR INC. Securities Litigation, Civil Action No. 05-CV-01182 – JMR/FLN. The lawsuit alleged violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 and Section 11 of the Securities Act of 1933. The plaintiff alleged, in essence, that the defendants defrauded Pemstar’s shareholders by failing to timely disclose the circumstances around the discrepancies in the accounting of the Mexico facility that generated a restatement. The lawsuit also alleged that the registration statement filed by Pemstar in connection with a secondary offering contained false, material misrepresentations. The plaintiff sought to represent a class of persons who purchased Pemstar stock from January 30, 2003 through and including January 12, 2005. The parties reached a settlement which was approved by the court on November 15, 2007. The settlement amount, less our retention, was paid from Pemstar’s director and officer insurance policy.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common shares are listed on the New York Stock Exchange under the symbol “BHE.” The following table shows the high and low sales prices for our common shares as reported on the New York Stock Exchange for the quarters (or portions thereof) indicated.

	High	Low

2008
First quarter (through February 27, 2008)	$18.88	$14.90

2007
Fourth quarter	$24.40	$16.13
Third quarter	$27.01	$21.03
Second quarter	$23.54	$20.16
First quarter	$25.26	$19.86

2006
Fourth quarter	$29.92	$23.62
Third quarter	$27.39	$20.95
Second quarter	$28.90	$21.54
First quarter	$25.95	$22.09

The last reported sale price of our common shares on February 27, 2008, as reported by the New York Stock Exchange, was $18.42. There were approximately 900 record holders of our common shares as of February 27, 2008.

We have not paid any cash dividends on our common shares in the past. In addition, our credit facility includes restrictions on the amount of dividends we may pay to shareholders.

Issuer Purchases of Equity Securities

The following table provides information about the Company’s repurchases of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the quarter ended December 31, 2007, at a total cost of $50.5 million:

(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares (or	Dollar Value)
			Units)	of Shares (or
			Purchased as	Units) that
	(a) Total		Part of	May Yet Be
	Number of	(b) Average	Publicly	Purchased
	Shares (or	Price Paid per	Announced	Under the
	Units)	Share (or	Plans or	Plans or
Period	Purchased (1)	Unit) (2)	Programs	Programs (3)

October 1 to 31, 2007	1,493,108	$21.21	1,493,108	$90.9 million
November 1 to 30, 2007	735,300	$19.30	735,300	$76.7 million
December 1 to 31, 2007	264,500	$17.52	264,500	$72.0 million

Total	2,492,908	$20.25	2,492,908

(1) All share repurchases were made on the open market.

(2) Average price paid per share is calculated on a settlement basis and excludes commission.

(3) On July 25, 2007, the Board of Directors of the Company approved the repurchase of up to $125 million of the Company’s outstanding common shares. During the period from October 1 to December 31, 2007, the Company repurchased a total of 2,492,908 common shares for $50.5 million at an average price of $20.25 per share. During the period from July 25, 2007 to December 31, 2007, we repurchased a total of 2,602,008 common shares for $53.0 million at an average price of $20.33 per share. All share purchases have been made in the open market and the shares repurchased through December 31, 2007 have been retired. Share purchases may be made in the open market, in privately negotiated transactions or block transactions, at the discretion of the Company’s management and as market conditions warrant. Purchases will be funded from available cash and may be commenced, suspended or discontinued at any time without prior notice. Shares repurchased under the program will be retired.

Performance Graph

The following Performance Graph compares the cumulative total shareholder return on our common shares for the five-year period commencing December 31, 2002 and ending December 31, 2007, with the cumulative total return of the Standard & Poor’s 500 Stock Index (which does not include Benchmark), and the Peer Group Index, which is composed of Celestica Inc., Suntron Corp (formerly EFTC Corp), Flextronics International, Ltd. (which recently acquired Solectron Corporation), Jabil Circuit, Inc., Plexus Corp and Sanmina-SCI Corp. Dividend reinvestment has been assumed.

	Dec-02	Dec-03	Dec-04	Dec-05	Dec-06	Dec-07

Benchmark Electronics, Inc.	$100.00	$182.20	$178.50	$176.00	$191.20	$139.20
Peer Group	$100.00	$177.00	$152.50	$134.50	$117.90	$101.90
S&P 500	$100.00	$126.50	$137.80	$141.90	$161.20	$166.90

NOTES: Assumes $100 invested on December 31, 2002 in Benchmark Electronics, Inc. Common Shares, in the S&P 500, and in the Peer Group Index. Reflects month-end dividend reinvestment, and annual reweighting of the Peer Group Index portfolios.

Item 6.  Selected Financial Data

	Year Ended December 31,
(in thousands, except per share data)	2007	2006	2005	2004	2003

Selected Statements of Income Data

Sales	$2,915,919	$2,907,304	$2,257,225	$2,001,340	$1,839,821
Cost of sales	2,716,985	2,707,781	2,095,623	1,847,573	1,689,548

Gross profit	198,934	199,523	161,602	153,767	150,273
Selling, general and administrative expenses	93,932	69,299	62,322	61,108	64,976
Contract settlement (1)	—	—	—	—	(8,108)
Restructuring charges and integration costs (2)	11,581	4,723	—	—	2,815
Amortization of intangibles	1,788	—	—	—	—

Income from operations	91,633	125,501	99,280	92,659	90,590
Interest expense	(2,183)	(354)	(330)	(1,705)	(7,714)
Interest income	11,217	8,824	7,786	4,516	3,842
Other income (expense)	693	(2,214)	(922)	(1,317)	(3,708)
Income tax expense (3)	(8,078)	(20,080)	(25,225)	(23,162)	(27,574)

Net income	$93,282	$111,677	$80,589	$70,991	$55,436

Earnings per share: (4)
Basic	$1.29	$1.74	$1.29	$1.15	$0.97
Diluted	$1.28	$1.71	$1.25	$1.11	$0.93

Weighted-average number of shares outstanding:
Basic	72,061	64,306	62,682	61,701	57,186
Diluted	72,829	65,121	64,279	63,697	62,148

	December 31,
(in thousands)	2007	2006	2005	2004	2003

Selected Balance Sheet Data

Working capital	$884,231	$760,892	$646,363	$569,938	$465,879
Total assets	1,762,848	1,406,120	1,298,408	1,092,001	1,038,038
Total debt	12,526	—	—	—	21,028
Shareholders’ equity	$1,288,522	$985,022	$846,119	$751,517	$664,325

(1) During the first quarter of 2003, the Company settled and released various claims arising out of customer manufacturing agreements. In connection with the settlement of these claims, the Company recorded a non-cash gain totaling $8.1 million.

(2) See Note 16 to the Consolidated Financial Statements for a discussion of the restructuring charges occurring in 2007 and 2006. In connection with the closing of the Scotland facility in the fourth quarter of 2003, the Company recorded $2.8 million in restructuring charges.

(3) During the third quarter of 2007, the Company recorded a $6.5 million discrete tax benefit related to a previously closed facility. During the first quarter of 2006, the Company recorded a $4.8 million tax benefit for the write-off of the investment in the Leicester, England subsidiary.

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

As our customers have continued to expand their globalization strategy during the past several years, we have continued to make the necessary changes to align our business operations with our customers’ demand. These changes include, among other activities, moving production between facilities, reducing staff levels, realigning our business processes and reorganizing our management. Restructuring charges associated with these realignment efforts, primarily related to the closure of our Leicester, England and Loveland, Colorado facilities, were approximately $4.7 million (pre-tax) during the year ended December 31, 2006. During the year ended December 31, 2007, we incurred $4.7 million (pre-tax), primarily related to the closure of our Redmond, Washington facility, the transfer of the Company’s printed circuit board assembly (PCBA) operations in Dublin, Ireland to Brasov, Romania and the consolidation and resizing of certain other facilities, as we continue to expand our low-cost capacity while realigning and further strengthening our global footprint to support continued

business opportunities. In connection with the Merger, a total of $7.0 million (pre-tax) in integration costs were incurred during the year ended December 31, 2007. These costs included redundant operating costs that are expected to be eliminated in future periods. We believe that our global manufacturing presence increases our ability to be responsive to our customers’ needs by providing accelerated time-to-market and time-to-volume production of high quality products. These capabilities should enable us to build stronger strategic relationships with our customers and to become a more integral part of their operations. Our customers face challenges in planning, procuring and managing their inventories efficiently due to customer demand fluctuations, product design changes, short product life cycles and component price fluctuations. We employ production management systems to manage their procurement and manufacturing processes in an efficient and cost-effective manner so that, where possible, components arrive on a just-in-time, as-and-when needed basis. We are a significant purchaser of electronic components and other raw materials, and can capitalize on the economies of scale associated with our relationships with suppliers to negotiate price discounts, obtain components and other raw materials that are in short supply, and return excess components. Our expertise in supply chain management and our relationships with suppliers across the supply chain enables us to reduce our customers’ cost of goods sold and inventory exposure.

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

The aggregate purchase price was $221.5 million, including common shares valued at $202.5 million, stock options and warrants valued at $9.0 million, conversion feature of debt valued at $4.8 million and acquisition costs of $5.2 million. The value of the 7.3 million common shares issued was based on the average market price of our common shares over the 2-day period before and after the terms of the acquisition were agreed to and announced.

As a direct result of the Merger, we assumed approximately $89.4 million of indebtedness, including $5 million in convertible senior subordinated notes. Subsequent to the Merger, we reduced the assumed debt by $72.2 million. The convertible senior subordinated notes matured on May 1, 2007 and were converted into 0.4 million common shares at the request of the noteholders. Prior to the Merger, the Company had no outstanding debt.

We are accounting for the Merger utilizing the accounting principles promulgated by Statement of Financial Accounting Standards (SFAS) Nos. 141 and 142. Therefore, the results of operations of the Pemstar operations since January 8, 2007 have been included in the accompanying consolidated statements of income. The allocation of the net purchase price of the Merger resulted in goodwill of approximately $165.9 million.

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

The Merger constitutes a significant expansion of our operations. Accordingly, the potential effect of the Merger on our future financial condition, liquidity and results of operations should be considered when reading the historical financial information and related discussions set forth in the following section.  See Note 2 to the Consolidated Financial Statements in Item 8 of this report.

Summary of 2007 Results

Sales for the year ended December 31, 2007 and 2006 were $2.9 billion in each year. Sales to our largest customer, Sun Microsystems, Inc., represented 22% of our sales in 2007 compared to 39% of our sales in 2006. Sales to this customer decreased to $643.9 million in 2007 from $1.1 billion in 2006, a decrease of 42%. This decrease is attributable to a combination of product transitions, the impact of second sourcing and reduced demand for certain products. The decrease in sales to our largest customer was offset by an increase in sales of $483.5 million, primarily a result of the Merger and increased sales under new programs.

Our gross profit as a percentage of sales decreased to 6.8% in 2007 from 6.9% in 2006 due primarily to under-absorbed fixed costs. Our margin has also been impacted by inefficiencies and resources necessary for the integration activities related to the acquisitions in 2007 as well as the closing of several facilities. We experience fluctuations in gross profit from period to period. Fluctuations in 2007 were due primarily to changes in production levels, production mix, inventory levels, new program ramps, product crossovers and other factors, including the impacts of acquisitions in 2007 and restructuring activities. Different programs contribute different gross profits depending on factors such as the types of services involved, location of production, size of the program, complexity of the product, and level of material costs associated with the various products. Moreover, new programs can contribute relatively less to our gross profit in their early stages when manufacturing volumes are usually lower, resulting in inefficiencies and unabsorbed manufacturing overhead costs. In addition, a number of our new and higher volume programs remain subject to competitive constraints that could exert downward pressure on our margins in the near future.

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

Income Taxes

We estimate our income tax provision in each of the jurisdictions in which we operate, including estimating exposures related to examinations by taxing authorities. We must also make judgments regarding the ability to realize the deferred tax assets. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to subsequently determine that we would be able to realize our deferred tax assets in excess of our net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made. Similarly, should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the valuation allowance would reduce income in the period such determination was made.

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

Goodwill and intangible assets that have indefinite useful lives are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss would be recognized to the extent that the carrying amount exceeds the asset’s fair value. We completed the annual impairment test during the fourth quarter of 2007 and determined that no impairment existed as of the date of the impairment test. Goodwill and intangible assets are measured at the reporting unit level, which we have determined to be consistent with our operating segments as defined in Note 13 to the Consolidated Financial Statements in Item 8 of this report, by determining the fair values of the reporting units using a discounted cash flow model and comparing those fair values to the carrying values, including goodwill, of the reporting unit. At December 31, 2007, we had net goodwill of approximately $283.7 million, including $170.7 million resulting from 2007 acquisitions. Circumstances that may lead to impairment of goodwill include unforeseen decreases in future performance or industry demand, and the restructuring of our operations as a result of a change in our business strategy.

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

	Year ended December 31,
	2007	2006	2005

Sales	100.0%	100.0%	100.0%
Cost of sales	93.2	93.1	92.8

Gross profit	6.8	6.9	7.2
Selling, general and administrative expenses	3.2	2.4	2.8
Amortization of intangibles	0.1	—	—
Restructuring charges and integration costs	0.4	0.2	—

Income from operations	3.1	4.3	4.4
Other income	0.3	0.2	0.3

Income before income taxes	3.5	4.5	4.7
Income tax expense	(0.3)	(0.7)	(1.1)

Net income	3.2%	3.8%	3.6%

Year Ended December 31, 2007 Compared With Year Ended December 31, 2006

Sales

Sales for the year ended December 31, 2007 and 2006 were $2.9 billion in each year. The following table sets forth the percentages of our sales by industry for 2007 and 2006.

	2007	2006
Computers & related products for business enterprises	53%	58%
Telecommunication equipment	15	12
Medical devices	13	13
Industrial control equipment	13	11
Testing & instrumentation products	6	6
	100%	100%

A substantial percentage of our sales have been made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. Sales to our largest customer, Sun Microsystems, Inc., represented 22% of our sales during 2007 compared to 39% of our sales in 2006. Sales to this customer decreased to $643.9 million in 2007 from $1.1 billion in 2006, a decrease of 42%. This decrease is attributable to a combination of product transitions, the impact of second sourcing and reduced demand for certain products. The decrease in sales to our largest customer was offset by an increase in sales of $483.5 million, primarily a result of the Merger and increased sales under new programs. Our future sales are dependent on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on us. See Note 10 to the Consolidated Financial Statements in Item 8 of this report.

Our international operations are subject to the risks of doing business abroad. These risks have not had a material adverse effect on our results of operations through December 31, 2007. However, we can make no assurances that there will not be an adverse impact in the future. See Item 1A for factors pertaining to our international sales and fluctuations in the exchange rates of foreign currency and for further discussion of potential adverse effects in operating results associated with the risks of doing business abroad. During 2007 and 2006, 43% and 37%, respectively, of our sales were from our international operations.

We had a backlog of approximately $1.7 billion at December 31, 2007, as compared to the 2006 year-end backlog of $1.9 billion. Backlog consists of purchase orders received, including, in some instances, forecast requirements released for production under customer contracts. Although we expect to fill substantially all of our backlog during 2008, at December 31, 2007, we did not have long-term agreements with all of our customers and customer orders can be canceled, changed or delayed by customers. The timely replacement of canceled, changed or delayed orders with orders from new customers cannot be assured, nor can there be any assurance that any of our current customers will continue to utilize our services. Because of these factors, backlog is not a meaningful indicator of future financial results.

Gross Profit

Gross profit decreased 0.3% to $198.9 million for 2007 from $199.5 million in 2006. Gross profit as a percentage of sales decreased to 6.8% during 2007 from 6.9% in 2006 due primarily to under-absorbed costs. Our margin has also been impacted by inefficiencies and resources necessary for the integration activities related to the acquisitions in 2007, as well as the closing of several facilities. We experience fluctuations in gross profit from period to period. Fluctuations in 2007 were due primarily to changes in production levels, production mix, inventory levels, new program ramps, product crossovers and other factors, including the impacts of acquisitions in 2007 and restructuring activities. Different programs contribute different gross profits depending on factors such as the types of services involved, location of production, size of the program, complexity of the product, and level of material costs associated with the various products. Moreover, new programs can contribute relatively less to our gross profit in their early stages when manufacturing volumes are usually lower, resulting in inefficiencies and unabsorbed manufacturing overhead costs. In addition, a number of our new and higher volume programs remain subject to competitive constraints that could exert downward pressure on our margins in the near future.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 36% to $93.9 million in 2007 from $69.3 million in 2006. Selling, general and administrative expenses, as a percentage of sales, were 3.2% and 2.4%, respectively, for 2007 and 2006. The increase in selling, general and administrative expenses is primarily associated with the Merger.

Restructuring Charges and Integration Costs

We recognized $11.6 million in restructuring charges and integration costs during 2007 related to reductions in workforce and the re-sizing and closure of certain facilities and the integration of the facilities acquired in the Merger. In connection with these activities, we recorded restructuring charges for employee termination costs and other restructuring and integration related costs.

The recognition of the restructuring charges requires that we make certain judgments and estimates regarding the nature, timing and amount of costs associated with the planned exit activity. To the extent our actual results in exiting these facilities differ from our estimates and assumptions, we may be required to revise the estimates of future liabilities, requiring the recognition of additional restructuring charges or the reduction of liabilities already recognized. At the end of each reporting period, we evaluate the remaining accrued balances to ensure that no excess accruals are retained and the utilization of the provisions are for their intended purpose in accordance with developed exit plans. See Note 16 to the Consolidated Financial Statements in Item 8 of this report.

Interest Expense

Interest expense for 2007 and 2006 was $2.2 million and $0.4 million, respectively.  The increase is due to interest expense on the debt assumed in the Merger. See Note 6 to the Consolidated Financial Statements in Item 8 of this report.

Income Tax Expense

Income tax expense of $8.1 million represented an effective tax rate of 8.0% for 2007, compared with $20.1 million at an effective tax rate of 15.2% for the same period in 2006. The decrease in the effective tax rate is primarily due to a discrete tax benefit of $6.5 million recorded in the third quarter of 2007 related to a previously closed facility that generated a worthless stock deduction and an increase in tax-exempt income in certain foreign locations in 2007. In 2006, a discrete tax benefit of $4.8 million related to the closure of our Leicester, England facility was recorded in the first quarter. See Note 9 to the Consolidated Financial Statements in Item 8 of this report.

Net Income

We reported net income of approximately $93.3 million, or diluted earnings per share of $1.28 for 2007, compared with net income of approximately $111.7 million, or diluted earnings per share of $1.71 for 2006. The net decrease of $18.4 million in 2007 was due to the factors discussed above.

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

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our growth and operations through funds generated from operations, proceeds from the sale of our securities and funds borrowed under our credit facilities. Cash and cash equivalents increased to $199.2 million at December 31, 2007 from $123.9 million at December 31, 2006.

Cash provided by operating activities was $282.1 million in 2007. The cash provided by operations during 2007 consisted primarily of $93.3 million of net income adjusted for $43.1 million of depreciation and amortization, a $111.6 million decrease in accounts receivable, and a $134.8 million decrease in inventories offset by a $109.3 million decrease in accounts payable. Working capital was $884.2 million at December 31, 2007 and $760.9 million at December 31, 2006. The increase in working capital during 2007 is primarily due to the level of business activity during the period including the impact of the Merger.

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

Cash used in investing activities was $97.1 million for the year ended December 31, 2007 primarily due to the purchase of short-term investments and additional property, plant and equipment offset by the sale of our short-term investments and the net cash acquired in acquisitions during the year. Capital expenditures of $17.0 million were primarily concentrated in manufacturing production equipment in Asia to support our ongoing business and to expand certain existing manufacturing operations.

Cash used in financing activities was $114.5 million for the year ended December 31, 2007. During 2007, we received $9.2 million from the exercise of stock options and $1.6 million in federal tax benefits of stock options exercised. As a direct result of the Merger, we assumed approximately $89.4 million of indebtedness, including $5 million in convertible senior subordinated notes. Subsequent to the Merger, we reduced the assumed debt by $72.2 million. The convertible senior subordinated notes matured on May 1, 2007 and were converted into 0.4 million common shares at the request of the noteholders. On July 25, 2007, our Board of Directors approved the repurchase of up to $125 million of our outstanding common shares. During the year ended December 31, 2007, share repurchases totaled $53.0 million.

Under the terms of a Credit Agreement (the Credit Agreement), we have a $100.0 million five-year revolving credit facility for general corporate purposes with a maturity date of December 21, 2012. The Credit Agreement includes an accordion feature under which total commitments under the facility may be increased by an additional $100 million, subject to satisfaction of certain conditions. Interest on outstanding borrowings under the Credit Agreement is payable quarterly, at our option, at either the bank’s Eurodollar rate plus 0.75% to 1.75% or its prime rate plus 0.00% to 0.25%, based upon our debt ratio as specified in the Credit Agreement. A commitment fee of 0.15% to 0.35% per annum (based upon our debt ratio) on the unused portion of the revolving credit line is payable quarterly in arrears. As of December 31, 2007, we had no borrowings outstanding under the Credit Agreement, $0.3 million letters of credit outstanding and $99.7 million was available for future borrowings.

The Credit Agreement is secured by our domestic inventory and accounts receivable, 100% of the stock of our domestic subsidiaries, and 65% of the voting capital stock of each direct foreign subsidiary and substantially all of our and our domestic subsidiaries’ other tangible and intangible assets. The Credit Agreement contains customary financial covenants as to working capital, debt leverage, fixed charges, and consolidated net worth, and restricts our ability to incur additional debt, pay dividends, sell assets and to merge or consolidate with other persons without the consent of the banks. As of December 31, 2007, we were in compliance with all such covenants and restrictions.

Our Thailand subsidiary has a credit agreement with Kasikornbank Public Company (the Thai Credit Agreement). The Thai Credit Agreement provides that the lender will make available to our Thailand subsidiary up to approximately $16 million in revolving loans and machinery loans. The Thai Credit Agreement is secured by land, buildings and machinery in Thailand. In addition, the Thai Credit Agreement provides for approximately $2.0 million (62 million Thai baht) in working capital availability in the form of working capital loans (10 million Thai baht) and bank guarantees (52 million Thai baht). Availability of funds under the Thai Credit Agreement is reviewed annually and is currently accessible through September 2008. As of December 31, 2007, our Thailand subsidiary had no working capital borrowings outstanding.

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

As of December 31, 2007, we had cash and cash equivalents totaling $199.2 million, short-term investments totaling $182.8 million and $99.7 million available for borrowings under our revolving credit line. As of February 27, 2008, we hold $95.4 million of auction rate securities. We believe we will be able to liquidate our investments in these securities within the next year without loss, and we currently believe these securities are not significantly impaired, primarily due to the credit quality of the underlying assets, however, it could take until the final maturity of the underlying assets (up to 40 years) to realize our investments’ recorded value. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan. We believe that during the next twelve months, our capital expenditures will be approximately $35 to $45 million, principally for machinery and equipment to support our ongoing business around the globe, in addition to our planned expansion in Asia, primarily a new building in China. On July 25, 2007, our Board of Directors approved the repurchase of up to $125 million of our outstanding common shares. During the period from July 25, 2007 to December 31, 2007, we repurchased a total of 2.6 million common shares for $53.0 million at an average price of $20.33 per share. Through February 27, 2008, we have repurchased a total of 4.1 million shares for $77.3 million at an average price of $18.86 per share. We currently have $47.7 million remaining under the plan to purchase additional shares. We are under no commitment or obligation to repurchase any particular amount of common shares and share purchases may be suspended at any time at management’s discretion. Management believes that our existing cash and short-term investment balances and funds generated from operations will be sufficient to permit us to meet our liquidity requirements over the next twelve months. Management further believes that our ongoing cash flows from operations and any borrowings we may incur under our credit facilities will enable us to meet operating cash requirements in future years. Should we desire to consummate significant acquisition opportunities, our capital needs would increase and could possibly result in our need to increase available borrowings under our revolving credit facility or access public or private debt and equity markets. There can be no assurance, however, that we would be successful in raising additional debt or equity on terms that we would consider acceptable.

CONTRACTUAL OBLIGATIONS

We have certain contractual obligations that extend out beyond 2008 under lease obligations and debt arrangements. Non-cancelable purchase commitments do not typically extend beyond the normal lead-time of several weeks. Purchase orders beyond this time frame are typically cancelable. We do not utilize off-balance sheet financing techniques other than traditional operating leases and we have not guaranteed the obligations of any entity that is not one of our wholly owned subsidiaries. The total contractual cash obligations in existence at December 31, 2007 due pursuant to contractual commitments are:

	Payments due by period
		Less than	1-3	3-5	More than
(in thousands)	Total	1 year	years	years	5 years

Operating lease obligations	$47,862	$11,658	$16,521	$6,487	$13,196
Long-term debt and capital lease obligations	12,526	430	561	795	10,740
Future interest on long-term debt and capital lease obligations	12,814	1,241	2,384	2,255	6,934

Total obligations	$73,202	$13,329	$19,466	$9,537	$30,870

We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48) on January 1, 2007. The amount of unrecognized tax benefits as of December 31, 2007 was $31.1 million. We have not provided a detailed estimate of the timing of future cash outflows associated with the liabilities recognized in this balance due to the uncertainty of when the related tax settlements will become due. See Note 1 (q) to the Consolidated Financial Statements in Item 8 of this report.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2007, we did not have any significant off-balance sheet arrangements. See Note 11 to the Consolidated Financial Statements in Item 8 of this report.

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

•                  Inflationary economies or currencies; and

•                  Economic and political instability.

We do not use derivative financial instruments for speculative purposes. As of December 31, 2007, we did not have any foreign currency hedges. In the future, significant transactions involving our international operations may cause us to consider engaging in hedging transactions to attempt to mitigate our exposure to fluctuations in foreign exchange rates. These exposures are primarily, but not limited to, vendor payments and inter-company balances in currencies other than the currency in which our foreign operations primarily generate and expend cash. Our international operations in some instances operate in a natural hedge because both operating expenses and a portion of sales are denominated in local currency. Our sales are substantially denominated in U.S. dollars. Our foreign currency cash flows are generated in certain Asian and European countries, Mexico and Brazil. With the acquisition of Pemstar, our foreign currency cash flows have increased.

We are also exposed to market risk for changes in interest rates, a portion of which relates to our short-term investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place cash and cash equivalents and investments with various major financial institutions. We protect our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by generally investing in investment grade securities. As of December 31, 2007, the outstanding amount in the short-term investment portfolio was $182.8 million of auction rate securities with an average return of approximately 4.7%.

Item 8.  Financial Statements and Supplementary Data

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
(in thousands, except for par value)	2007	2006

Assets
Current assets:
Cash and cash equivalents	$199,198	$123,872
Short-term investments	182,825	100,460
Accounts receivable, net of allowance for doubtful accounts of $1,406 and $1,430, respectively	485,907	462,953
Inventories, net	361,952	420,347
Prepaid expenses and other assets	60,847	56,444
Deferred income taxes	14,562	6,534

Total current assets	1,305,291	1,170,610

Property, plant and equipment, net	144,182	110,912
Goodwill, net	283,725	112,999
Other, net	29,650	11,599

	$1,762,848	$1,406,120

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt and capital lease obligations	$430	$—
Accounts payable	359,422	335,470
Income taxes payable	1,699	31,300
Accrued liabilities	59,509	42,948

Total current liabilities	421,060	409,718

Long-term debt and capital lease obligations, less current installments	12,096	—
Other long-term liabilities	31,762	2,306
Deferred income taxes	9,408	9,074
Shareholders’ equity:
Preferred shares, $0.10 par value; 5,000 shares authorized, none issued	—	—
Common shares, $0.10 par value; 145,000 shares authorized;
issued - 70,687 and 64,862, respectively; outstanding - 70,576 and 64,751, respectively	7,058	6,475
Additional paid-in capital	793,272	586,349
Retained earnings	486,848	398,949
Accumulated other comprehensive income (loss)	1,616	(6,479)
Less treasury shares, at cost; 111 shares	(272)	(272)

Total shareholders’ equity	1,288,522	985,022
Commitments and contingencies

	$1,762,848	$1,406,120

See accompanying notes to consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

	Year ended December 31,
(in thousands, except per share data)	2007	2006	2005

Sales	$2,915,919	$2,907,304	$2,257,225
Cost of sales	2,716,985	2,707,781	2,095,623

Gross profit	198,934	199,523	161,602
Selling, general and administrative expenses	93,932	69,299	62,322
Amortization of intangibles	1,788	—	—
Restructuring charges and integration costs	11,581	4,723	—

Income from operations	91,633	125,501	99,280
Interest expense	(2,183)	(354)	(330)
Interest income	11,217	8,824	7,786
Other income (expense)	693	(2,214)	(922)

Income before income taxes	101,360	131,757	105,814
Income tax expense	(8,078)	(20,080)	(25,225)

Net income	$93,282	$111,677	$80,589

Earnings per share:
Basic	$1.29	$1.74	$1.29
Diluted	$1.28	$1.71	$1.25

Weighted-average number of shares outstanding:
Basic	72,061	64,306	62,682
Diluted	72,829	65,121	64,279

See accompanying notes to consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Year ended December 31,
(in thousands)	2007	2006	2005

Net income	$93,282	$111,677	$80,589
Other comprehensive income:
Foreign currency translation adjustments	8,019	1,772	3,473
Other	76	(76)	—

Comprehensive income	$101,377	$113,373	$84,062

Accumulated unrealized foreign currency translation gains (losses) were $1.6 million, ($6.4) million and ($8.2) million at December 31, 2007, 2006 and 2005, respectively. Foreign currency translation adjustments consist of adjustments to consolidate subsidiaries that use the local currency as their functional currency and transaction gains and losses related to intercompany dollar-denominated debt that is not expected to be repaid in the foreseeable future.

See accompanying notes to consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

					Accumulated
			Additional		other		Total
		Common	paid-in	Retained	comprehensive	Treasury	shareholders’
(in thousands)	Shares	shares	capital	earnings	income (loss)	shares	equity

Balances, December 31, 2004	62,403	$6,240	$550,514	$206,683	$(11,648)	$(272)	$751,517
Stock options exercised	729	73	5,995	—	—	—	6,068
Federal tax benefit of stock options exercised	—	—	2,375	—	—	—	2,375
Common shares issued under Employee Stock Purchase Plan	117	12	2,003	—	—	—	2,015
Federal tax benefit of Employee Stock Purchase Plan	—	—	82	—	—	—	82
Comprehensive income	—	—	—	80,589	3,473	—	84,062

Balances, December 31, 2005	63,249	6,325	560,969	287,272	(8,175)	(272)	846,119
Stock-based compensation expense	—	—	2,952	—	—	—	2,952
Stock split	(1)	—	(66)	—	—	—	(66)
Stock options exercised	1,503	150	15,920	—	—	—	16,070
Federal tax benefit of stock options exercised	—	—	6,512	—	—	—	6,512
Federal tax benefit of Employee Stock Purchase Plan	—	—	62	—	—	—	62
Comprehensive income	—	—	—	111,677	1,696	—	113,373

Balances, December 31, 2006	64,751	6,475	586,349	398,949	(6,479)	(272)	985,022
Adoption of FIN 48	—	—	—	19,335	—	—	19,335
Stock-based compensation expense	—	—	3,120	—	—	—	3,120
Merger	7,302	730	215,240	—	—	—	215,970
Conversion of debt	351	35	4,965	—	—	—	5,000
Shares repurchased and retired	(2,602)	(260)	(27,991)	(24,718)	—	—	(52,969)
Stock options exercised	774	78	9,134	—	—	—	9,212
Federal tax benefit of stock options exercised	—	—	2,455	—	—	—	2,455
Comprehensive income	—	—	—	93,282	8,095	—	101,377

Balances, December 31, 2007	70,576	$7,058	$793,272	$486,848	$1,616	$(272)	$1,288,522

See accompanying notes to consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2007	2006	2005

Cash flows from operating activities:
Net income	$93,282	$111,677	$80,589
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	43,132	27,378	26,168
Deferred income taxes	6,562	(819)	7,381
Asset impairments	1,453	—	—
(Gain) loss on the sale of property, plant and equipment	(409)	(67)	15
Stock-based compensation expense	3,120	2,952	—
Federal tax benefit of disqualified dispositions	813	1,311	2,457
Other, net	—	—	643
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	111,613	(106,032)	(101,770)
Inventories	134,781	(58,406)	(104,313)
Prepaid expenses and other assets	23,512	(25,214)	(16,437)
Accounts payable	(109,250)	(36,919)	114,715
Accrued liabilities	(23,906)	1,868	(12,813)
Income taxes	(2,597)	1,772	1,636

Net cash provided by (used in) operations	282,106	(80,499)	(1,729)
Cash flows from investing activities:
Purchases of short-term investments	(551,050)	(520,380)	(303,320)
Proceeds from sale of short-term investments	468,685	635,880	329,866
Additions to property, plant and equipment	(17,003)	(42,276)	(46,404)
Proceeds from the sale of property, plant and equipment	2,056	586	278
Additions to purchased software	(3,569)	(2,342)	(2,011)
Other	400	(132)	—
Net cash acquired in acquisitions	3,415	—	—

Net cash provided by (used in) investing activities	(97,066)	71,336	(21,591)
Cash flows from financing activities:
Proceeds from stock options exercised	9,212	16,070	6,068
Proceeds from employee stock purchase plan	—	—	2,015
Federal tax benefit of disqualified dispositions	1,642	5,263	—
Debt issuance cost	(228)	—	(412)
Principal payments on long-term debt and capital lease obligations	(88,910)	—	—
Proceeds from long-term debt	16,760	—	—
Share repurchases	(52,969)	—	—
Stock split costs	—	(66)	—

Net cash provided by (used in) financing activities	(114,493)	21,267	7,671
Effect of exchange rate changes	4,779	923	1,632

Net increase (decrease) in cash and cash equivalents	75,326	13,027	(14,017)
Cash and cash equivalents at beginning of year	123,872	110,845	124,862

Cash and cash equivalents at end of year	$199,198	$123,872	$110,845

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

(b) Principles of Consolidation

The consolidated financial statements include the financial statements of Benchmark Electronics, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(c) Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. Cash equivalents of $75.1 million and $68.3 million at December 31, 2007 and 2006, respectively, consist primarily of money-market funds and time deposits with an initial term of less than three months.

(d) Short-term Investments

The Company’s short-term investments are reported at fair value. At December 31, 2007 and 2006, the Company’s short-term investments consist of $182.8 million and $100.5 million, respectively, of auction rate securities classified as available-for-sale in conformity with Statement of Financial Accounting Standards (SFAS) No. 115. Although the Company’s auction rate securities generally have original contractual maturities greater than 10 years, the underlying interest rates on such securities reset at intervals ranging from 7 to 35 days. Therefore, these auction rate securities are priced and subsequently trade as short-term investments because of the interest rate reset feature. As a result, the Company has classified its auction rate securities as short-term investments in the accompanying consolidated balance sheet. These securities are recorded at cost, which approximates fair value due to their variable interest rates. The Company reviews all of its short-term investments to determine if any decline in value is other than temporary. The Company’s investments had no impairments as of December 31, 2007. All income generated from these investments is recorded as interest income.

(e) Inventories

Inventories include material, labor and overhead and are stated at the lower of cost (principally first-in, first-out method) or market.

(f) Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is calculated on the straight-line method over the useful lives of the assets - 5 to 40 years for buildings and building improvements, 2 to 10 years for machinery and equipment, 2 to 10 years for furniture and fixtures, 2 to 5 years for vehicles. Leasehold improvements are amortized on the straight-line method over the shorter of the useful life of the improvement or the remainder of the lease term.

(g) Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over fair value of net assets acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

(h) Other Assets

Other assets consist primarily of acquired intangible assets, which are amortized on a straight-line basis over their estimated useful life of 10 years, and capitalized purchased software costs, which are amortized straight-line over the estimated useful life of the related software, which ranges from 3 to 7 years. Acquired intangible assets totaling $17.9 million consist of customer relationships acquired in 2007. See Note 2. The amortization of acquired intangible assets for 2007 totaled $1.8 million. Amortization of these intangible assets for 2008 through 2017 will be approximately $1.8 million per year. During 2007, 2006 and 2005, $3.6 million, $2.3 million and $2.0 million, respectively, of purchased software costs were capitalized. The accumulated amortization of purchased software costs at December 31, 2007 and 2006 was $16.8 million and $12.3 million, respectively.

(i) Impairment of Long-Lived Assets

In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or estimated fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Goodwill and intangible assets that have indefinite useful lives are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. For goodwill, the impairment determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit, which the Company has determined to be consistent with its operating segments as defined in Note 13 — “Segment and Geographic Information,” and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its estimated fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with Financial Accounting Standards Board (FASB) Statement No. 141, “Business Combinations”. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. This impairment analysis is based on significant assumptions of future results made by management, including revenue and cash flow projections. Circumstances that may lead to impairment of goodwill include unforeseen decreases in future performance or industry demand and the restructuring of our operations as a result of a change in our business strategy. The Company completed its annual impairment test during the fourth quarter of 2007 and determined that no impairment existed. To date, the Company has not recognized any impairment of its goodwill in accordance with SFAS No. 142. However, no assurances can be given that future evaluations of goodwill will not result in charges to earnings because of future impairments.

(j) Earnings Per Share

Basic earnings per share is computed using the weighted-average number of shares outstanding. Diluted earnings per share is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding stock equivalents during the years ended December 31, 2007, 2006 and 2005. Stock equivalents include common shares issuable upon the exercise of stock options and other equity instruments, and are computed using the treasury stock method of SFAS No. 128, “Earnings Per Share”. Under the treasury stock method, the exercise price of a share, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of estimated tax benefits that would be recorded in paid-in-capital, if any, when the share is exercised are assumed to be used to repurchase shares in the current period.

The following table sets forth the calculation of basic and diluted earnings per share.

	Year ended December 31,
	2007	2006	2005

Numerator for basic earnings per share – net income	$93,282	$111,677	$80,589
Interest expense on convertible debt, net of tax	147	—	—

Numerator for diluted earnings per share	$93,429	$111,677	$80,589

Denominator for basic earnings per share – weighted-average number of common shares outstanding during the period	72,061	64,306	62,682
Incremental common shares attributable to exercise of outstanding dilutive options	593	815	1,597
Incremental common shares attributable to conversion of 6.5% convertible debt	42	—	—
Incremental common shares attributable to exercise of warrants	133	—	—

Denominator for diluted earnings per share	72,829	65,121	64,279

Basic earnings per share	$1.29	$1.74	$1.29

Diluted earnings per share	$1.28	$1.71	$1.25

Options to purchase 3.0 million, 0.8 million, and 1.0 million common shares in 2007, 2006 and 2005, respectively, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares.

As of December 31, 2007, the Company has outstanding warrants to purchase common shares as follows:

Shares	Exercise Price	Expiration Date

126	$14.25	May 1, 2009

160	$12.50	May 1, 2009

40	$10.125	July 18, 2009

These warrants were assumed on January 8, 2007 in connection with an acquisition. See Note 2.

(k) Revenue Recognition

Revenue is primarily derived from the sale of circuit boards and systems. Revenue from the sale of circuit board assemblies, systems and excess inventory is recognized when the goods are shipped, title and risk of ownership have passed, the price to the buyer is fixed and determinable and recoverability is reasonably assured. To a lesser extent, the Company also derives revenue from non-manufacturing services, such as product design, circuit board layout, and test development. Revenue from design, development and engineering services is recognized when the services are performed and collectibility is reasonably certain. Such services provided under fixed price contracts are accounted for using the percentage of completion method. Costs related to these services are expensed as incurred. The Company assumes no significant obligations after shipment as the Company typically warrants workmanship only, which renders the warranty provisions insignificant.

(l) Income Taxes

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

(m) Stock-Based Compensation

The Company’s stock awards plan permits the grant of a variety of types of awards, including stock options, restricted stock awards, stock appreciation rights, performance awards, and phantom stock awards, or any combination thereof, to key employees of the Company. Stock options are granted to employees with an exercise price equal to the market price of the Company’s stock on the date of grant. These options vest over a four-year period from the date of grant and have a term of ten years. Members of the Board of Directors of the Company who are not employees of the Company participate in a separate stock option plan that provides for the granting of stock options upon the occurrence of the non-employee director’s election or re-election to the Board of Directors. All awards under the non-employee director stock option plan are fully vested upon the date of grant and have a term of ten years. As of December 31, 2007, 4.9 million additional options or other equity awards may be granted under the Company’s existing plans. See Note 8.

SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The total compensation cost recognized for stock-option awards was $3.1 million and $3.0 million for 2007 and 2006. The compensation expense for stock-based awards includes an estimate for forfeitures and is recognized over the vesting period of the options using the straight-line method. SFAS No. 123R requires that cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards (excess tax benefits) be classified as cash flows from financing activities. Prior to the adoption of SFAS No. 123R, such excess tax benefits were presented as cash flows from operating activities.

Prior to January 1, 2006, the Company applied the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25”, issued in March 2000, to account for its stock option plans and its Employee Stock Purchase Plan. Under this method, compensation expense for fixed awards was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

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

The following table illustrates the effect on net income for the year ended December 31, 2005 if the fair-value-based method had been applied to all outstanding and unvested awards on January 1, 2005.

Net income, as reported	$80,589
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7,462)

Net income, as adjusted	$73,127

Earnings per share:
Basic, as reported	$1.29
Basic, as adjusted	$1.17

Diluted, as reported	$1.25
Diluted, as adjusted	$1.14

As of December 31, 2007, there was approximately $8.3 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 2.8 years.

During the years ended December 31, 2007, 2006 and 2005, the Company issued 0.8 million, 1.8 million and 0.1 million options, respectively. In connection with the Merger, all outstanding Pemstar options were converted into 0.4 million options of the Company at the 0.160 exchange ratio on January 8, 2007. The fair value of each option grant and Employee Stock Purchase Plan purchase right is estimated on the date of grant using the Black-Scholes option-pricing model. The Employee Stock Purchase Plan was terminated as of December 31, 2005 and no purchase rights were granted during 2006 and 2007. The weighted-average assumptions used to value the options converted from Pemstar, the option grants and purchase rights during the years ended December 31, 2007, 2006 and 2005 were as follows:

	Year ended December 31,
	2007	2006	2005

Stock Options
Expected term of options	3.8 years	4.5 years	4.9 years
Expected volatility	32%	43%	58%
Risk-free interest rate	3.82%	4.48%	3.81%
Dividend yield	zero	zero	zero

Employee Stock Purchase Plan
Expected life of purchase right			6 months
Volatility			37.5%
Risk-free interest rate			2.87%
Dividend yield			zero

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

The weighted-average fair value per option granted during the years ended December 31, 2007, 2006 and 2005 was $5.29, $6.01 and $9.37, respectively. The weighted-average fair value of the purchase rights granted during 2005 was $5.03. The total cash received as a result of stock option exercises for year ended December 31, 2007, 2006 and 2005 was approximately $9.2 million, $16.1 million and $6.1 million, respectively. The tax benefit realized as a result of the stock option exercises during 2007, 2006 and 2005 was $2.5 million, $6.5 million and $2.4 million, respectively. For the year ended December 31, 2007, 2006 and 2005, the total intrinsic value of stock options exercised was $8.0 million, $21.1 million and $8.7 million, respectively.

(n) Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in accordance with generally accepted accounting principles. Actual results could differ from those estimates.

(o) Fair Values of Financial Instruments

The Company’s financial instruments consist of cash equivalents, short-term investments, accounts receivable, accrued liabilities, accounts payable and long-term debt. The Company believes that the carrying value of these instruments approximate their fair value. See Note 11.

(p) Foreign Currency

For foreign subsidiaries using the local currency as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expenses are translated at average exchange rates. The effects of these translation adjustments are reported in other comprehensive income. Exchange losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in other expense and totaled approximately $0.2 million, $3.2 million and $1.4 million in 2007, 2006 and 2005, respectively.

(q) Recently Enacted Accounting Principles

On January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. Under FIN 48, the Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to SFAS No. 109, “Accounting for Income Taxes”. The cumulative effect of adopting FIN 48 was a $19.3 million decrease to income taxes payable with a corresponding increase to the January 1, 2007 balance of retained earnings for tax benefits not previously recognized. A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

Balance as of January 1, 2007	$16,510
Additions related to prior year tax positions	600
Decreases related to prior year tax positions	(200)
Increase from entities acquired in the current year	16,224
Additions related to current period tax positions	825
Decreases as a result of a lapse of the applicable statute of limitations in current year	(6,481)
Balance as of December 31, 2007	$27,478

The increase in the total amount of unrecognized tax benefits reserve from the date of adoption is primarily the result of the addition of $16.2 million of uncertain tax benefits acquired in 2007. See Note 2. The analysis of the uncertain tax positions related to an acquisition in 2007 for both U.S. and foreign jurisdictions under FIN 48 was performed as of the acquisition date pursuant to SFAS No. 141 without any adjustment to income tax expense.

The reserve is classified as a current or long-term liability in the consolidated balance sheet based on the Company’s expectation of when the items will be settled. The Company records interest expense and penalties accrued in relation to uncertain income tax benefits as a component of current income tax expense. The total amount of interest and penalties included in income tax expense during the year ended December 31, 2007 was $0.3 million. The total amount of accrued potential interest and penalties on unrecognized tax benefits as of December 31, 2007 is $2.3 million and $1.7 million, respectively.

During the next twelve months, it is reasonably possible that the reserve for uncertain tax benefits will decrease by approximately $5.2 million due to the expiration of the statute of limitations for worthless stock deductions on certain unrecognized tax benefits and final audit settlements in respective countries. The Company’s business locations in China, Ireland, Luxembourg, Malaysia, Mexico, the Netherlands, Singapore, Thailand and the United States remain open to examination by the various local taxing authorities, in total or in part, for fiscal years 2001 to 2007.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132R” (SFAS No. 158), which requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position.

The requirement to recognize the funded status of a defined benefit postretirement plan was effective as of the end of the fiscal period ending after December 15, 2006. The Company has adopted this requirement and the effects are reflected in the financial statements as of December 31, 2007. The adoption of SFAS No. 158 did not have a material impact on the Company’s consolidated results of operations and financial condition. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company will be required to adopt this requirement as of January 1, 2008. The Company does not anticipate that the adoption of the measurement requirements of this standard will have a material impact on its financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (SFAS No. 141R). SFAS No. 141R states that all business combinations (whether full, partial or step acquisitions resulting in control of the acquired business) will result in all assets and liabilities of an acquired business being recorded at their fair values. Certain forms of contingent consideration and certain acquired contingencies will be recorded at fair value at the acquisition date. SFAS No. 141R also states acquisition costs will generally be expensed as incurred and restructuring costs will be expensed in periods after the acquisition date. This statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of adopting SFAS No. 141R will be dependent on the future business combinations that the Company may pursue after its effective date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (SFAS No. 160). SFAS No. 160 requires a parent company to clearly identify and present ownership interests in subsidiaries held by parties other than the parent company in the consolidated financial statements within the equity section but separate from the parent company’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. Moreover, changes in ownership interest must be accounted as equity transactions, and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary must be measured at fair value. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS No. 160 currently would not impact the Company as the Company has full controlling interest in all of its subsidiaries.

(r) Reclassifications

Certain reclassifications of prior period amounts have been made to conform to the current year presentation. Such reclassifications had no effect on net income, total assets or total shareholders’ equity as previously reported.

Note 2—Acquisitions

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

The aggregate purchase price was $221.5 million, including common shares valued at $202.5 million, stock options and warrants valued at $9.0 million, conversion feature of debt valued at $4.8 million and acquisition costs of $5.2 million. The value of the 7.3 million common shares issued was based on the average market price of the Company’s common shares over the 2-day period before and after the terms of the acquisition were agreed to and announced.

As a direct result of the Merger, the Company assumed approximately $89.4 million of indebtedness, including $5 million in convertible senior subordinated notes. Subsequent to the Merger, the Company reduced the assumed debt by $72.2 million. The convertible senior subordinated notes matured on May 1, 2007 and were converted into 0.4 million common shares at the request of the noteholders. Prior to the Merger, the Company had no outstanding debt.

The Company is accounting for the Merger utilizing the accounting principles promulgated by SFAS Nos. 141 and 142. Therefore, the results of operations of the Pemstar operations since January 8, 2007 have been included in the accompanying consolidated statement of income. The allocation of the net purchase price of the Merger resulted in goodwill of $165.9 million.

The purchase price paid in the Merger has been allocated as follows:

Acquisition of the 45.6 million shares of outstanding common stock of Pemstar at $4.44 per share	$202,475
Estimated fair value of Pemstar stock options and warrants	9,028
Estimated fair value of the conversion feature of debt	4,773
Acquisition costs	5,179

Total purchase price	$221,455

Current assets	$241,539
Property, plant and equipment	52,542
Deferred taxes	14,256
Goodwill	165,878
Intangible assets	18,277
Other assets	4,386

Total assets acquired	496,878

Current liabilities	182,806
Long-term debt, capital lease obligations and other long-term liabilities	92,617

Total liabilities assumed	275,423
Net assets acquired	$221,455

On March 1, 2007, we terminated a joint venture agreement and acquired for $5.3 million the remaining 40% minority interest in the Company’s Romanian subsidiary. We acquired the other 60% interest in the Merger discussed above. The purchase price in excess of the 40% minority interest liability resulted in goodwill of $4.7 million.

The following summary pro forma condensed consolidated financial information reflects the acquisition of Pemstar as if it had occurred on January 1, 2005 for purposes of the statements of income. The summary pro forma information is not necessarily representative of what the Company’s results of operations would have been had the acquisition of Pemstar in fact occurred on January 1, 2005 and is not intended to project the Company’s results of operations for any future period or date. Pro forma results of operations for the year ended December 31, 2007 related to the Merger have not been presented since the operating results for Pemstar for the period during 2007 up to the date of acquisition are immaterial.

	Year ended December 31,
	2006	2005
Net sales	$3,479,732	$2,779,264
Gross profit	$250,812	$189,436
Income from operations	$112,465	$71,169
Net income	$86,729	$45,818
Earnings per share:
Basic	$1.21	$0.65
Diluted	$1.20	$0.65
Weighted-average number of shares outstanding:
Basic	71,608	69,984
Diluted	73,050	72,156

Note 3—Inventories

Inventory costs are summarized as follows:

	December 31,
	2007	2006
Raw materials	$262,765	$296,814
Work in process	75,560	90,787
Finished goods	23,627	32,746
	$361,952	$420,347

Note 4—Property, Plant and Equipment

Property, plant and equipment consists of the following:

	December 31,
	2007	2006
Land	$6,223	$5,412
Buildings and building improvements	56,654	29,113
Machinery and equipment	288,776	265,357
Furniture and fixtures	6,437	4,282
Vehicles	700	551
Leasehold improvements	17,717	16,865
Construction in progress	1,114	—

	377,621	321,580
Less accumulated depreciation	(233,439)	(210,668)

	$144,182	$110,912

Note 5—Goodwill

Goodwill associated with each of the Company’s business segments and changes in those amounts each year were as follows:

	Americas	Asia	Europe	Total
Goodwill, December 31, 2004	$106,785	$6,068	$—	$112,853
Currency translation adjustment	125	—	—	125

Goodwill, December 31, 2005	106,910	6,068	—	112,978
Currency translation adjustment	21	—	—	21

Goodwill, December 31, 2006	106,931	6,068	—	112,999
Acquisitions	119,138	31,844	19,691	170,673
Currency translation adjustment	53	—	—	53

Goodwill, December 31, 2007	$226,122	$37,912	$19,691	$283,725

The additions to goodwill during 2007 were a result of the acquisitions completed during the year. See Note 2.

Note 6—Borrowing Facilities

Long-term debt and capital lease obligations outstanding as of December 31, 2007 consists of the following:

Long-term debt	$192
Capital lease obligations	12,334

Total	12,526
Less current installments	430

Long-term debt and capital lease obligations, less current installments	$12,096

In connection with the Merger, the Company assumed approximately $89.4 million of debt, including $5 million in convertible senior subordinated notes. Subsequent to the Merger, the Company reduced the assumed debt by $72.2 million. The convertible senior subordinated notes matured on May 1, 2007 and were converted into 0.4 million common shares at the request of the noteholders. Prior to the Merger, the Company had no outstanding debt.

Under the terms of a Credit Agreement (the Credit Agreement), the Company has a $100.0 million five-year revolving credit facility for general corporate purposes with a maturity date of December 21, 2012. The Credit Agreement includes an accordion feature under which total commitments under the facility may be increased by an additional $100 million, subject to satisfaction of certain conditions.

Interest on outstanding borrowings under the Credit Agreement is payable quarterly, at the Company’s option, at either the bank’s Eurodollar rate plus 0.75% to 1.75% or its prime rate plus 0.00% to 0.25%, based upon the Company’s debt ratio as specified in the Credit Agreement. A commitment fee of 0.15% to 0.35% per annum (based upon our debt ratio) on the unused portion of the revolving credit line is payable quarterly in arrears. As of December 31, 2007, the Company had no borrowings outstanding under the Credit Agreement, $0.3 million in outstanding letters of credit and $99.7 million was available for future borrowings.

The Credit Agreement is secured by the Company’s domestic inventory and accounts receivable, 100% of the stock of the Company’s domestic subsidiaries, 65% of the voting capital stock of each direct foreign subsidiary and substantially all of the other tangible and intangible assets of the Company and its domestic subsidiaries. The Credit Agreement contains customary financial covenants as to working capital, debt leverage, fixed charges, and consolidated net worth, and restricts the ability of the Company to incur additional debt, pay dividends, sell assets, and to merge or consolidate with other persons, without the consent of the banks. As of December 31, 2007, the Company was in compliance with all such covenants and restrictions.

The Company’s Thailand subsidiary has a credit agreement with Kasikornbank Public Company Limited (the Thai Credit Agreement). The Thai Credit Agreement provides that the lender will make available to the Company’s Thailand subsidiary up to approximately $16 million in revolving loans and machinery loans. The Thai Credit Agreement is secured by land, buildings and machinery in Thailand. In addition, the Thai Credit Agreement provides for approximately $2.0 million (62 million Thai baht) in working capital availability in the form of working capital loans (10 million Thai baht) and bank guarantees (52 million Thai baht). Availability of funds under the Thai Credit Agreement is reviewed annually and is currently accessible through September 2008. As of December 31, 2007, the Company’s Thailand subsidiary had no working capital borrowings outstanding.

The aggregate maturities of long-term debt and capital lease obligations for each of the five years subsequent to December 31, 2007 are as follows: 2008, $0.4 million; 2009, $0.3 million; 2010, $0.3 million; 2011, $0.4 million; and 2012, $0.4 million.

Note 7—Commitments

The Company leases certain manufacturing equipment, office equipment, vehicles and office, warehouse and manufacturing facilities under operating leases. Some of the leases provide for escalation of the lease payments as maintenance costs and taxes increase. The leases expire at various times through 2020. Leases for office space and manufacturing facilities generally contain renewal options. Rental expense for the years ended December 31, 2007, 2006 and 2005 was $12.3 million, $9.3 million and $10.9 million, respectively.

The Company is obligated under capital leases, assumed in the Merger, that expire on various dates through 2023. As of December 31, 2007, property, plant and equipment includes the following amounts under capital leases:

Buildings and building improvements	$12,207
Machinery and equipment	479
Vehicles	84
12,770
Accumulated depreciation	894
$11,876

Future minimum lease payments under noncancelable operating leases and future minimum capital lease payments are as follows:

Year ending December 31,	Capital Leases	Operating Leases
2008	$1,650	$11,658
2009	1,443	9,491
2010	1,461	7,030
2011	1,490	3,607
2012	1,520	2,880
Thereafter	17,440	13,196
Total minimum lease payments	$25,004	$47,862
Less: amount representing interest	12,670

Present value of minimum lease payments	12,334
Less: current installments	421

Capital lease obligations, less current installments	$11,913

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

On July 25, 2007, the Board of Directors of the Company approved the repurchase of up to $125 million of the Company’s outstanding common shares. During the period from July 25, 2007 to December 31, 2007, the Company repurchased a total of 2.6 million common shares for $53.0 million at an average price of $20.33 per share.

In 1990, the Board of Directors of the Company adopted and its shareholders approved a Stock Option Plan (the 1990 Plan) for the benefit of its employees, including executive officers. The 1990 Plan, as amended, authorized the Company, upon recommendation of the compensation committee of the Board of Directors, to grant options to purchase a total of 7.2 million common shares of the Company to key employees of the Company. As of December 31, 2007, the Company has outstanding options with respect to 0.7 million common shares under the 1990 Plan. The 1990 Plan expired in May 2000, and no additional grants may be made under that plan.

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

The 2000 Plan provides for the discretionary granting by the Company of incentive stock options as well as non qualified stock options. Incentive stock options may only be granted to employees of the Company or its subsidiaries. The exercise price of any incentive stock option must not be less than the fair market value of the common shares on the date of grant. The exercise price of any incentive stock option granted to 10% shareholders (employees who possess more than 10% of the total combined voting power of all classes of shares of the Company) must be at least 110% of the fair market value of the common shares at the time such option is granted. The stock options will terminate 5 years after the grant date for 10% shareholders and 10 years after the date of grant for all other optionees. Options granted under the 2000 Plan vest over 4 years. As of December 31, 2007, the Company has outstanding options with respect to 4.9 million common shares and 4.6 million additional options or other equity awards may be granted under the 2000 Plan.

In December of 1994, the Board of Directors of the Company adopted the Benchmark Electronics, Inc. 1994 Stock Option Plan for Non-Employee Directors (the 1994 Plan) for the benefit of members of the Board of Directors of the Company or its affiliates who were not employees of the Company or its affiliates (as defined in the 1994 Plan). The aggregate number of common shares for which options may be granted under the 1994 Plan was 450 thousand. Under the terms of the 1994 Plan, as amended, each member of the Board of Directors of the Company or its affiliates who was not an employee of the Company or any of its affiliates on the date of the grant (a Non-Employee Director) received a grant of an option to purchase 13.5 thousand common shares of the Company upon the date of his election or re-election to the Board of Directors. The 1994 Plan was replaced in 2002, and no additional grants may be made under that plan. As of December 31, 2007, the Company has outstanding options with respect to 33.8 thousand common shares under the 1994 Plan.

In May 2002, the shareholders of the Company adopted the Benchmark Electronics, Inc. 2002 Stock Option Plan for Non-Employee Directors (the 2002 Plan). The 2002 Plan replaced the 1994 Plan. The 2002 Plan, as amended, provides for the granting of a stock option to purchase up to 15.75 thousand common shares upon the occurrence of the non-employee director’s election or re-election to the Board. The maximum number of common shares for which options may be granted under the 2002 Plan is 675 thousand. No awards may be granted under the 2002 Plan after the expiration of ten years from February 26, 2002, the date of its adoption by the Board of Directors. The 2002 Plan remains in effect as to awards made prior to the expiration of ten years until such awards have been satisfied or have expired. All awards under the 2002 Plan are fully vested upon the date of grant. The exercise price per common share of options granted under the 2002 Plan will be the fair market value of a common share on the date such option is granted. In 2007, 2006 and 2005, pursuant to the 2002 Plan, 50.5 thousand, 60.5 thousand and 75.8 thousand options, respectively, were granted to Non-Employee Directors to purchase common shares at a weighted-average exercise price of $21.35, $26.56 and $18.87 per share, respectively. As of December 31, 2007, the Company has outstanding options with respect to 213.8 thousand common shares and 331.5 thousand additional options may be granted under the 2002 Plan.

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

The following table summarizes the activities relating to the Company’s stock option plans:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value
Outstanding at December 31, 2004	6,433	$13.83
Granted	86	$19.22
Exercised	(729)	$8.32
Canceled	(203)	$17.79

Outstanding at December 31, 2005	5,587	$14.49
Granted	1,812	$24.85
Exercised	(1,503)	$10.69
Canceled	(180)	$21.76

Outstanding at December 31, 2006	5,716	$18.54
Granted	846	$17.47
Converted from Merger	369	$25.47
Exercised	(774)	$11.89
Canceled	(282)	$30.08

Outstanding at December 31, 2007	5,875	$19.15	6.32	$13,224

Exercisable at December 31, 2007	3,551	$17.11	4.61	$12,819

The aggregate intrinsic value in the table above is before income taxes and is calculated as the difference between the exercise price of the underlying options and the Company’s closing stock price of $17.73 as of the last business day of the year ended December 31, 2007 for options that had exercise prices that were below the closing price.

At December 31, 2007, 2006 and 2005, the number of options exercisable was 3.6 million, 3.9 million and 4.8 million, respectively, and the weighted-average exercise price of those options was $17.11, $15.96 and $14.91, respectively.

Note 9—Income Taxes

Income tax expense (benefit) based on income before income taxes consists of:

	Year ended December 31,
	2007	2006	2005
Current:
U.S. Federal	$(5,816)	$6,845	$13,080
State and local	1,253	3,135	202
Foreign	3,624	4,345	2,105
	(939)	14,325	15,387
Deferred:
U.S. Federal	6,758	714	2,848
State and local	(321)	54	643
Foreign	125	(1,587)	3,890
	6,562	(819)	7,381
Charges in lieu of taxes:
Attributable to employee stock plans	2,455	6,574	2,457
	$8,078	$20,080	$25,225

Worldwide income before income taxes consisted of the following:

	Year ended December 31,
	2007	2006	2005
United States	$28,863	$60,897	$64,943
Foreign	72,497	70,860	40,871
	$101,360	$131,757	$105,814

Income tax expense differed from the amounts computed by applying the U.S. federal statutory income tax rate to income before income taxes as a result of the following:

	Year ended December 31,
	2007	2006	2005
Tax at statutory rate	$35,476	$46,115	$37,035
State taxes, net of federal benefit	605	2,073	549
Tax exempt interest	(2,147)	(1,965)	(2,005)
U.S. tax benefit on export sales	—	(738)	(831)
Effect of foreign operations and tax incentives	(22,200)	(24,590)	(5,976)
Valuation allowance	(434)	100	(2,404)
Write-off of investment in inactive foreign owned subsidiary	(6,481)	(4,760)	—
Losses in foreign jurisdictions for which no benefit has been provided	382	1,426	130
Other	2,877	2,419	(1,273)

Total income tax expense	$8,078	$20,080	$25,225

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2007	2006
Deferred tax assets:
Carrying value of inventories	$5,754	$4,159
Accrued liabilities and allowances deductible for tax purposes on a cash basis	7,262	5,592
Goodwill	7,311	—
Stock-based compensation	1,974	891
Net operating loss carryforwards	59,776	3,931
Tax credit carryforwards	2,083	—
Other	4,588	—
	88,748	14,573
Less: valuation allowance	(64,113)	(4,156)

Net deferred tax assets	24,635	10,417

Deferred tax liabilities:
Plant and equipment, due to differences in depreciation	(4,485)	(4,218)
Goodwill	(13,807)	(7,098)
Other	(1,189)	(1,641)

Gross deferred tax liability	(19,481)	(12,957)
Net deferred tax asset (liability)	$5,154	$(2,540)

Recorded as:
Current deferred tax assets	$14,562	$6,534
Non-current deferred tax liabilities	(9,408)	(9,074)

Net deferred tax asset (liability)	$5,154	$(2,540)

The net change in the total valuation allowance for the years ended December 31, 2007, 2006 and 2005 was an increase (decrease) of $60.0 million, $1.8 million and $(9.3) million, respectively. The increase in the valuation allowance for the year ended December 31, 2007 was primarily a result of $60.2 million that was recorded in connection with the Merger for which subsequently recognized tax benefits will be applied to reduce goodwill. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances as of December 31, 2007.

As of December 31, 2007, the Company had $131.6 million in domestic operating loss carryforwards which will expire from 2022 to 2026, foreign operating loss carryforwards of approximately $25.1 million with indefinite carryforward periods, and foreign operating loss carryforwards of approximately $3.5 million which will expire at varying dates through 2017. The utilization of these net operating loss carryforwards is limited to the future operations of the Company in the tax jurisdictions in which such carryforwards arose. The Company has state tax credit carryforwards of $2.1 million which will expire at varying dates through 2027.

Cumulative undistributed earnings of certain foreign subsidiaries amounted to approximately $263.9 million as of December 31, 2007. The Company considers earnings from foreign subsidiaries to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been made for these earnings. Upon distribution of foreign subsidiary earnings in the form of dividends or otherwise, such distributed earnings would be reportable for U.S. income tax purposes (subject to adjustment for foreign tax credits). Determination of the amount of any unrecognized deferred tax liability on these undistributed earnings is not practical.

The Company has been granted certain tax incentives, including tax holidays, for its subsidiaries in China, Ireland, Malaysia and Thailand. These tax incentives, including tax holidays, expire on various dates through 2012, and are subject to certain conditions with which the Company expects to comply. The net impact of these tax incentives was to lower income tax expense for the years ended December 31, 2007, 2006, and 2005 by approximately $15.7 million (approximately $0.22 per diluted share), $19.4 million (approximately $0.30 per diluted share) and $5.9 million (approximately $0.09 per diluted share), respectively.

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

Sales to major customers were as follows for the indicated periods:

	Year ended December 31,
	2007		2006		2005
Customer A	$643,868		$1,118,790		$670,062
Customer B		*		*	327,736

* not a major customer in 2007 and 2006.

Note 11—Financial Instruments and Concentration of Credit Risk

The carrying amounts of cash equivalents, short-term investments, accounts receivable, accrued liabilities, accounts payable and long-term debt approximate fair value. As of December 31, 2007, the Company had no significant off-balance sheet concentrations of credit risk such as foreign currency exchange contracts or other hedging arrangements. Financial instruments that subject the Company to credit risk consist of cash and cash equivalents, short-term investments and trade accounts receivable. Management maintains the majority of the Company’s cash and cash equivalents with financial institutions. Due to the high credit quality of the Company’s short-term investments, the Company has not experienced any losses on these investments to date. One of the most significant credit risks is the ultimate realization of accounts receivable. This risk is mitigated by (i) sales to well established companies, (ii) ongoing credit evaluation of customers, and (iii) frequent contact with customers, especially the most significant customers, thus enabling management to monitor current changes in business operations and to respond accordingly. Management considers these concentrations of credit risks in establishing our allowance for doubtful accounts and believes these allowances are adequate. Our largest customer represented approximately 21% and 42% of our gross accounts receivable as of December 31, 2007 and 2006, respectively.

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

	Year ended December 31,
	2007	2006	2005
Net sales:
Americas	$2,100,431	$2,514,536	$1,981,914
Asia	965,268	896,024	592,781
Europe	354,489	358,245	211,474
Elimination of intersegment sales	(504,269)	(861,501)	(528,944)

	$2,915,919	$2,907,304	$2,257,225

Depreciation and amortization:
Americas	$21,306	$13,923	$13,910
Asia	16,791	10,196	8,076
Europe	2,598	657	1,321
Corporate	2,437	2,602	2,861

	$43,132	$27,378	$26,168

Income from operations:
Americas	$47,296	$78,711	$77,411
Asia	64,536	72,863	47,687
Europe	3,888	304	(1,486)
Corporate and intersegment eliminations	(24,087)	(26,377)	(24,332)

	$91,633	$125,501	$99,280

Capital expenditures:
Americas	$5,509	$23,214	$31,888
Asia	9,600	17,921	15,990
Europe	1,221	867	208
Corporate	4,242	2,616	329

	$20,572	$44,618	$48,415

Total assets:
Americas	$1,089,937	$976,337	$998,637
Asia	514,078	333,945	230,938
Europe	140,948	89,003	61,425
Corporate and other	17,885	6,835	7,408

	$1,762,848	$1,406,120	$1,298,408

The following enterprise-wide information is provided in accordance with SFAS No. 131.  Geographic net sales information reflects the destination of the product shipped.  Long-lived assets information is based on the physical location of the asset.

	Year ended December 31,
	2007	2006	2005
Geographic net sales:
United States	$2,241,403	$2,221,435	$1,776,605
Asia	178,888	112,055	67,483
Europe	462,693	549,803	395,585
Other	32,935	24,011	17,552

	$2,915,919	$2,907,304	$2,257,225

Long-lived assets:
United States	$86,602	$66,491	$53,868
Asia	69,062	45,287	37,468
Europe	10,147	1,419	1,172
Other	8,021	9,314	8,416

	$173,832	$122,511	$100,924

Note 14—Employee Benefit Plans

The Company has defined contribution plans qualified under Section 401(k) of the Internal Revenue Code for the benefit of its U.S. employees. The plans cover all U.S. employees with at least one year of service. Under the provisions of the plans, the Company will match a portion of each participant’s contribution. The Company may also make discretionary contributions to the plans. During 2007, 2006 and 2005, the Company made contributions to the plans of approximately $3.5 million, $2.8 million and $2.6 million, respectively. The Company also has defined contribution benefit plans for certain of its international employees primarily dictated by the custom of the regions in which it operates. During 2007, 2006 and 2005, the Company made contributions to the international plans of approximately $0.5 million, $0.3 million and $0.4 million, respectively.

Note 15—Contingencies

The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

The following legal proceeding was acquired in the Merger and is considered outside the ordinary course of business. On June 16, 2005 a putative class action was filed by an individual shareholder against Pemstar and certain of its officers and directors. The lawsuit was brought in the United States District Court for the District Court of Minnesota and is captioned: In re PEMSTAR INC. Securities Litigation, Civil Action No. 05-CV-01182 — JMR/FLN. The lawsuit alleged violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 and Section 11 of the Securities Act of 1933. The plaintiff alleged, in essence, that the defendants defrauded Pemstar’s shareholders by failing to timely disclose the circumstances around the discrepancies in the accounting of the Mexico facility that generated a restatement. The lawsuit also alleged that the registration statement filed by Pemstar in connection with a secondary offering contained false, material misrepresentations. The plaintiff sought to represent a class of persons who purchased Pemstar stock from January 30, 2003 through and including January 12, 2005. The parties reached a settlement which was approved by the court on November 15, 2007. The settlement amount, less the Company’s retention, was paid from Pemstar’s director and officer insurance policy.

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

Note 16—Restructuring Charges and Integration Costs

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

The following table summarizes the provisions, the respective payments, and the remaining accrued balance as of December 31, 2007 for estimated restructuring charges incurred in 2006:

	Severance	Facility Lease Costs	Other Exit Costs	Total Costs

Balance as of December 31, 2005	$—	$—	$—	$—
Provision for charges incurred	2,316	739	1,668	4,723
Payments	(2,133)	(724)	(904)	(3,761)
Non-cash charges incurred	—	—	(672)	(672)
Foreign exchange adjustments	17	42	50	109

Balance as of December 31, 2006	200	57	142	399
Provision for charges incurred	(11)	(40)	—	(51)
Payments	(152)	(17)	(142)	(311)
Foreign exchange adjustments	2	—	—	2

Balance as of December 31, 2007	$39	$—	$—	$39

Accruals related to restructuring activities are recorded in accrued liabilities in the accompanying consolidated balance sheets.

The Company recognized restructuring charges during 2007 related to reductions in workforce and the re-sizing of certain facilities. These charges were recorded pursuant to plans developed and approved by management. Restructuring charges associated with these realignment efforts, primarily related to the transfer of the Company’s printed circuit board assembly (PCBA) operations in Dublin, Ireland to Brasov, Romania and the consolidation and resizing of certain other facilities, were approximately $4.7 million ($3.2 million net of tax) during the year ended December 31, 2007.

The following table summarizes the provisions, the respective payments, and the remaining accrued balance as of December 31, 2007 for estimated restructuring charges incurred in 2007:

	Severance	Facility Lease Costs	Other Exit Costs	Total Costs

Balance as of December 31, 2006	$—	$—	$—	$—
Provision for charges incurred	1,375	1,211	2,091	4,677
Payments	(1,205)	(200)	(97)	(1,502)
Non-cash charges incurred	—	—	(1,453)	(1,453)
Foreign exchange adjustments	1	—	—	1

Balance as of December 31, 2007	$171	$1,011	$541	$1,723

The components of the restructuring charges during 2007 were as follows:

	Americas	Europe	Asia	Total

Severance costs	$759	$427	$189	$1,375
Facility lease costs	1,211	—	—	1,211
Other exit costs	1,846	245	—	2,091

	$3,816	$672	$189	$4,677

During the year ended December 31, 2007, the Company recorded approximately $1.4 million ($1.1 million net of tax) of employee termination costs associated with the involuntary terminations of 192 identified employees in connection with various facility closures, consolidations and resizing of certain facilities. The identified involuntary employee terminations by reportable geographic region amounted to approximately 138, 16 and 38 for the Americas, Asia and Europe, respectively.

During the year ended December 31, 2007, the Company recorded approximately $1.2 million ($0.8 million net of tax) for facility lease obligations. The restructuring charges recorded during 2007 also included approximately $2.1 million ($1.4 million net of tax) for other exit costs, including $1.5 million of asset impairments associated with the closure of certain leased facilities.

In connection with acquisitions in 2007, a total of $7.0 million ($5.1 million net of tax) in integration costs were incurred during the year ended December 31, 2007. These costs include redundant operating costs that are expected to be eliminated in future periods.

The Company also recorded an assumed liability for expected involuntary employee termination costs and facility closures in connection with the Merger. Costs associated with restructuring activities related to a purchase business combination are accounted for in accordance with Emerging Issue Task Force Issue (EITF) No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”. Accordingly, costs associated with such plans are recorded as a liability assumed as of the consummation date of the purchase business combination and included in the cost of the acquired entity. The following table summarizes the activity related to restructuring costs recorded pursuant to EITF No. 95-3 during 2007:

		Facility	Other
		Lease	Exit	Total
	Severance	Costs	Costs	Costs

Balance as of December 31, 2006	$—	$—	$—	$—
Liability assumed in the Merger	344	1,057	1,644	3,045
Payments	(352)	(325)	(172)	(849)
Foreign exchange adjustments	8	76	145	229

Balance as of December 31, 2007	$—	$808	$1,617	$2,425

The components of the liabilities assumed during 2007 for estimated restructuring charges incurred in connection with the Merger were as follows:

	Americas	Europe	Asia	Total

Severance costs	$—	$235	$109	$344
Facility lease costs	—	722	335	1,057
Other exit costs	—	1,112	532	1,644

	$—	$2,069	$976	$3,045

Note 17—Quarterly Financial Data (Unaudited)

The following table sets forth certain unaudited quarterly information with respect to the Company’s results of operations for the years 2007, 2006 and 2005. Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total earnings per share amounts for the fiscal year.

	2007 Quarter
	1st	2nd	3rd	4th

Sales	$752,482	$756,295	$672,595	$734,547
Gross profit	54,488	54,495	38,777	51,174
Net income	24,476	25,921	22,009	20,876
Earnings per common share:
Basic	0.34	0.36	0.30	0.29
Diluted	0.34	0.35	0.30	0.29

	2006 Quarter
	1st	2nd	3rd	4th

Sales	$651,244	$749,171	$769,549	$737,340
Gross profit	45,366	52,300	52,259	49,598
Net income	26,522	27,524	29,336	28,295
Earnings per common share:
Basic	0.42	0.43	0.45	0.44
Diluted	0.41	0.42	0.45	0.43

	2005 Quarter
	1st	2nd	3rd	4th

Sales	$509,582	$560,817	$561,452	$625,374
Gross profit	37,485	38,746	40,304	45,067
Net income	16,929	18,698	20,307	24,655
Earnings per common share:
Basic	0.27	0.30	0.32	0.39
Diluted	0.26	0.29	0.32	0.38

Note 18—Supplemental Cash Flow Information

The following is additional information concerning supplemental disclosures of cash payments.

	Year ended December 31,
	2007	2006	2005

Income taxes paid, net	$1,414	$19,104	$13,463
Interest paid	$1,744	$267	$303

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Benchmark Electronics, Inc.:

We have audited the accompanying consolidated balance sheets of Benchmark Electronics, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Benchmark Electronics, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Benchmark Electronics, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2008, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”, and effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment”.

(signed) KPMG LLP
Houston, Texas
February 27, 2008

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

The role of independent registered public accountants is to render a professional, independent opinion on management’s financial statements to the extent required by the standards of the Public Company Accounting Oversight Board (United States). Benchmark’s responsibility is to conduct its affairs according to the highest standards of personal and corporate conduct.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in “Internal Control—Integrated Framework”, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report which is included below.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders

Benchmark Electronics, Inc.:

We have audited Benchmark Electronics, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Benchmark Electronics, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Benchmark Electronics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Benchmark Electronics, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 27, 2008, expressed an unqualified opinion on those consolidated financial statements.

(signed) KPMG LLP

Houston, Texas

February 27, 2008

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information under the captions “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders (the 2008 Proxy Statement), to be filed not later than 120 days after the close of the Company’s fiscal year, is incorporated herein by reference in response to this item.

Item 11.  Executive Compensation

The information under the captions “Compensation Discussion and Analysis” and “Report of Compensation Committee” in the 2008 Proxy Statement, to be filed not later than 120 days after the close of the Company’s fiscal year, is incorporated herein by reference in response to this item.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information under the caption “Common Share Ownership of Certain Beneficial Owners and Management” in the 2008 Proxy Statement, to be filed not later than 120 days after the close of the Company’s fiscal year, is incorporated herein by reference in response to this item.

The following table sets forth certain information relating to our equity compensation plans as of December 31, 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	5,840,925	$19.18	4,919,986
Equity compensation plans not approved by security holders (1)	33,750	$13.85	—
Total	5,874,675	$19.15	4,919,986

(1) In December of 1994, the Board of Directors adopted the Benchmark Electronics, Inc. 1994 Stock Option Plan for Non-Employee Directors (the 1994 Plan) for the benefit of members of the Board of Directors of Benchmark or its affiliates who are not employees of Benchmark or its affiliates (as defined in the 1994 Plan). The 1994 Plan was not required to be approved by our shareholders. All awards under the 1994 Plan were fully vested upon the date of grant. The exercise price per common share of options granted under the 1994 Plan was the fair market value of a Common Share on the date such option was granted. As of December 31, 2007, the Company has outstanding options with respect to 33,750 Common Shares under the 1994 Plan. The 1994 Plan was replaced in 2002, and no additional grants may be made under that plan.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information under the caption “Election of Directors—Certain Transactions” in the 2008 Proxy Statement, to be filed not later than 120 days after the close of the Company’s fiscal year, is incorporated herein by reference in response to this item.

Item 14.  Principal Accounting Fees and Services

The information under the caption “Audit Committee Report to Shareholders” in the 2008 Proxy Statement, to be filed not later than 120 days after the close of the Company’s fiscal year, is incorporated herein by reference in response to this item.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a) (1)  Financial statements of the Company filed as part of this report:

See Item 8 – Financial Statements and Supplementary Data.

(2)  Financial statement schedule filed as part of this report:

Schedule II - Valuation Accounts

	Balance at	Additions			Balance at
	Beginning	Charges to			End of
(in thousands)	of Period	Operations	Other	Deductions	Period

Year ended December 31, 2007:
Allowance for doubtful accounts (1)	$1,430	91	5	120	1,406
Inventory obsolescence reserve (2)	$12,549	1,343	—	3,061	10,831

Year ended December 31, 2006:
Allowance for doubtful accounts (1)	$5,318	(837)	78	3,129	1,430
Inventory obsolescence reserve (2)	$12,524	2,476	33	2,484	12,549

Year ended December 31, 2005:
Allowance for doubtful accounts (1)	$6,985	(627)	70	1,110	5,318
Inventory obsolescence reserve (2)	$13,317	54	(77)	770	12,524

(1) Deductions in the allowance for doubtful accounts represent write--offs, net of recoveries, of amounts determined to be uncollectible.

(2) Deductions in the inventory obsolescence reserve represent disposals of inventory determined to be obsolete.

Report of Independent Registered Public Accounting Firm on Schedule

The Board of Directors and Shareholders

Benchmark Electronics, Inc.:

Under date of February 27, 2008, we reported on the consolidated balance sheets of Benchmark Electronics, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three–year period ended December 31, 2007, in this annual report on Form 10-K for the year 2007. In connection with the audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule included in Item 15(a)2. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

(signed) KPMG LLP
Houston, Texas
February 27, 2008

(3)  Exhibits

                Each exhibit marked with an asterisk is filed with this Annual Report on Form 10--K.

Exhibit
Number	Description

2.1	—

Agreement and Plan of Merger dated October 16, 2006 among the Company, Autobahn Acquisition Corp. and Pemstar Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated October 16, 2006 and filed on October 18, 2006 (Commission file number 1-10560)).

3.1	—

Restated Articles of Incorporation of the Company dated May 10, 1990 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration Number 33-46316) (the “Registration Statement”)).

3.2	—

Amendment to the Restated Articles of Incorporation of the Company adopted by the shareholders of the Company on May 20, 1997 (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (Commission file number 1-10560)).

3.3	—

Statement of Resolution Establishing Series A Cumulative Junior Participating Preferred Stock of the Company (incorporated by reference to Exhibit B of the Rights Agreement dated December 11, 1998 between the Company and Harris Trust Savings Bank, as Rights Agent, included as Exhibit 1 to the Company’s Form 8A12B filed December 11, 1998 (Commission file number 1-10560)).

3.4	—

Amendment to the Restated Articles of Incorporation of the Company approved by the shareholders of the Company on August 13, 2002 (incorporated by reference to Exhibit 4.7 to the Company’s Form S-8 (Registration Number 333-103183)).

3.5	—

Amended and Restated Bylaws of the Company dated May 18, 2006 (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K dated May 18, 2006 and filed on May 19, 2006 (Commission file number 1-10560)).

3.6	—

Amendment to the Restated Articles of Incorporation of the Company approved by the shareholders of the Company on May 10, 2006 (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K dated October 16, 2006 and filed on October 16, 2006 (Commission file number 1-10560)).

4.1	—	Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registration Statement).

4.2	—

Amendment to the Restated Articles of Incorporation of the Company adopted by the shareholders of the Company on May 20, 1997 (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (Commission file number 1-10560)).

4.3	—	Specimen form of certificate evidencing the Common Share (incorporated by reference to Exhibit 4.3 to the Registration Statement).

4.4	—

Rights Agreement dated December 11, 1998 between the Company and Harris Trust Savings Bank, as Rights Agent, together with the following exhibits thereto: Exhibit A — Form of Statement of Resolution Establishing Series A Cumulative Junior Participating Preferred Stock of Benchmark Electronics, Inc.; Exhibit B — Form of Right Certificate; and Exhibit C — Summary of Rights to Purchase Preferred Stock of Benchmark Electronics, Inc. (incorporated by reference to Exhibit 1 to the Company’s Form 8A12B filed December 11, 1998 (Commission file number 1-10560)).

4.5	—	Summary of Rights to Purchase Preferred Stock of the Company (incorporated by reference to Exhibit 3 to the Company’s Form 8A12B/A filed December 22, 1998 (Commission file number 1-10560))

4.6	—

Amendment to the Restated Articles of Incorporation of the Company approved by the shareholders of the Company on August 13, 2002 (incorporated by reference to Exhibit 4.7 to the Company’s Form S-8 (Registration Number 333-103183)).

4.7	—	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K dated May 18, 2006 and filed on May 19, 2006 (Commission file number 1-10560)).

4.8	—

Amendment to the Restated Articles of Incorporation of the Company approved by the shareholders of the Company on May 10, 2006 (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K dated October 16, 2006 and filed on October 16, 2006 (Commission file number 1-10560)).

10.1	—

Form of Indemnity Agreement between the Company and its directors and executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (Commission file number 1-10560))

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

Benchmark Electronics, Inc. 1994 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (Commission file number 1-10560)).

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

First Amendment to the Benchmark Electronics, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (Commission file number 1-10560)).

10.11	—

Lease Agreement dated June 1, 2000 between Industrial Properties of the South and the Company (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission file number 1-10560)).

10.12	—

Lease Agreement dated February 29, 2000 between Millikan Properties, LLC and the Company (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (Commission file number 1-10560)).

10.13	—

Lease Agreement dated February 12, 2003 by and between the Company and BAE SYSTEMS Information and Electronic Systems Integration Inc. (incorporate by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (Commission file number 1-10560)).

10.14	—

Sublease Agreement dated February 12, 2003 by and between the Company and BAE SYSTEMS Information and Electronic Systems Integration Inc. (incorporate by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (Commission file number 1-10560)).

10.15	—

Lease Agreement dated March 13, 2000 by and between Laguna South Exchange LLC and Advanced Digital Information Corporation (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (Commission file number 1-10560)).

10.16	—

Assignment of Lease dated October 31, 2003 by and between Advanced Digital Information Corporation, Diversified Assets LLC and the Company (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (Commission file number 1-10560)).

10.17	—

Guarantee dated September 10, 1998 by the Company in favor of Kilmore Developments Limited (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (Commission file number 1-10560)).

10.18	—

Lease Agreement dated March 9, 2001 by and between BEI Electronics Ireland Limited and Canada Life Assurance (Ireland) Limited (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission file number 1-10560)).

10.19	—

Third Amended and Restated Credit Agreement dated as of December 21, 2007 among the Company; the borrowing subsidiaries; the lenders party thereto; JPMorgan Chase Bank, N.A. as administrative agent, collateral agent and issuing lender; Bank of America, N.A., Wells Fargo Bank, N.A. and Comerica Bank as co-documentation agents; and J.P. Morgan Securities Inc. as lead arranger (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K dated December 21, 2007 and filed on December 27, 2007 (Commission file number 1-10560)).

10.20	—

Registration Rights Agreement dated as of August 24, 1999 by and between the Company and J. M. Huber Corporation (incorporated by reference from Exhibit 99.2 to the Company’s Form 8-K dated August 24, 1999 and filed on September 8, 1999 (Commission file number 1-10560)).

10.21	—

Employment Agreement between the Company and its President and Chief Executive Officer effective December 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated November 11, 2005 and filed on November 15, 2005 (Commission file number 1-10560)).

10.22	—

Employment Agreement between the Company and its Executive Vice President and Chief Financial Officer effective December 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated November 11, 2005 and filed on November 15, 2005 (Commission file number 1-10560)).

10.23	—

ACT Manufacturing (Thailand) Public Company Limited Credit Facilities Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q dated September 30, 2002 and filed on November 14, 2002 (Commission file number 1-10560)).

10.24	—

Benchmark Electronics, Inc. 2002 Stock Option Plan for Non-Employee Directors (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed April 15, 2002 (Commission file number 1-10560)).

10.25	—

Employment Agreement between the Company and its Chairman of the Board of Directors effective January 1, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated November 30, 2005 and filed on December 2, 2005 (Commission file number 1-10560)).

10.26	—

Employment Agreement between the Company and its Executive Vice President effective December 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated December 1, 2005 and filed on December 2, 2005 (Commission file number 1-10560)).

10.27	—	Code of Conduct (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (Commission file number 1-10560)).

10.28	—

Amendment No. 1 to the Benchmark Electronics, Inc. 2002 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 99.3 to the Company’s Form 8-K dated May 18, 2006 filed on May 19, 2006 (Commission file number 1-10560)).

10.29	—

Key Contributor Severance Agreement between Benchmark Electronics, Inc. and Don Adam dated August 27, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated December 21, 2006 and filed on December 22, 2006 (Commission file number 1-10560)).

11	—	Statement regarding Computation of Per-Share Earnings (incorporated by reference to “Notes to Consolidated Financial Statements, Note 1(j) – Earnings Per Share” in Item 8 of this report).

21*	—	Subsidiaries of Benchmark Electronics, Inc.

23*	—

Consent of Independent Registered Public Accounting Firm concerning incorporation by reference in the Company’s Registration Statements on Form S-8 (Registration No. 33-61660, No. 333-26805, No. 333-28997, No. 333-54186, No. 333-66889, No. 333-76207, No. 333-103183, No. 333-101744 and No. 333-136798) and on Form S-3 (Registration No. 333-84488).

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

Date: February 27, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Name	Position	Date

/s/ Cary T. Fu	Chief Executive Officer	February 27, 2008
Cary T. Fu	(principal executive officer)

/s/ Donald F. Adam	Chief Financial Officer	February 27, 2008
Donald F. Adam	(principal financial and accounting officer)

/s/ Donald E. Nigbor	Chairman of the Board	February 27, 2008
Donald E. Nigbor	of Directors

/s/ Steven A. Barton	Director and Executive	February 27, 2008
Steven A. Barton	Vice President

/s/ Michael R. Dawson	Director	February 27, 2008
Michael R. Dawson

/s/ Peter G. Dorflinger	Director	February 27, 2008
Peter G. Dorflinger

/s/ Douglas G. Duncan	Director	February 27, 2008
Douglas G. Duncan

/s/ Laura W. Lang	Director	February 27, 2008
Laura W. Lang

/s/ Bernee D.L. Strom	Director	February 27, 2008
Bernee D.L. Strom