Form 10-Q
period 2008-03-31
BENCHMARK ELECTRONICS INC
filed 2008-05-09
CIK 863436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Act). Yes ☐ No ☒

As of May 8, 2008 there were 67,458,154 Common Shares of Benchmark Electronics, Inc., par value $0.10 per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31,	December 31,
(in thousands, except par value)	2008	2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$300,717	$199,198
Short-term investments	1,008	182,825
Accounts receivable, net of allowance for doubtful accounts of $1,078 and $1,406, respectively	452,952	485,907
Inventories, net	397,150	361,952
Prepaid expenses and other assets	47,127	60,847
Deferred income taxes	14,029	14,562
Total current assets	1,212,983	1,305,291

Long-term investments	77,280	—
Property, plant and equipment, net of accumulated depreciation of $240,210 and $233,439 respectively	143,898	144,182
Goodwill, net	285,027	283,725
Other, net	28,594	29,650
	$1,747,782	$1,762,848

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt and capital lease obligations	$375	$430
Accounts payable	355,794	359,422
Income taxes payable	4,186	1,699
Accrued liabilities	56,242	59,509
Total current liabilities	416,597	421,060
Long-term debt and capital lease obligations, less current installments	12,045	12,096
Other long-term liabilities	33,022	31,762
Deferred income taxes	10,060	9,408
Shareholders’ equity:
Preferred shares, $0.10 par value; 5,000 shares authorized, none issued	—	—
Common shares, $0.10 par value; 145,000 shares authorized; issued – 68,536 and 70,687, respectively; outstanding – 68,425 and 70,576, respectively	6,842	7,058
Additional paid-in capital	770,539	793,272
Retained earnings	496,591	486,848
Accumulated other comprehensive income	2,358	1,616
Less treasury shares, at cost; 111 shares	(272)	(272)
Total shareholders’ equity	1,276,058	1,288,522
Commitments and contingencies
	$1,747,782	$1,762,848

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share data)	2008	2007

Sales	$684,309	$752,482
Cost of sales	639,094	697,994
Gross profit	45,215	54,488
Selling, general and administrative expenses	23,275	23,248
Amortization of intangibles	447	447
Restructuring charges and integration costs	—	3,345
Income from operations	21,493	27,448
Interest income	3,243	1,749
Interest expense	(365)	(811)
Other income (expense)	1,628	(34)
Income before income taxes	25,999	28,352
Income tax expense	3,380	3,876
Net income	$22,619	$24,476

Earnings per share:
Basic	$0.33	$0.34
Diluted	$0.33	$0.34

Weighted-average number of shares outstanding:
Basic	69,330	71,435
Diluted	69,462	72,465

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended
	March 31,
(in thousands)	2008	2007

Net income	$22,619	$24,476
Other comprehensive income:
Foreign currency translation adjustments	4,062	1,376
Unrealized loss on investments	(3,320)	—
Comprehensive income	$23,361	$25,852

The components of accumulated other comprehensive income are as follows:

	March 31,	December 31,
(in thousands)	2008	2007

Cumulative foreign currency translation gains	$5,678	$1,616
Unrealized loss on investments	(3,320)	—
Accumulated other comprehensive income	$2,358	$1,616

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders’ Equity

(unaudited)

					Accumulated
			Additional		other		Total
		Common	paid-in	Retained	comprehensive	Treasury	shareholders’
(in thousands)	Shares	shares	capital	earnings	income	shares	equity

Balances, December 31, 2007	70,576	$7,058	$793,272	$486,848	$1,616	$(272)	$1,288,522
Stock-based compensation expense	—	—	788	—	—	—	788
Shares repurchased and retired	(2,208)	(221)	(23,748)	(12,876)	—	—	(36,845)
Stock options exercised	18	1	187	—	—	—	188
Issuance of restricted shares	39	4	(4)	—	—	—	—
Federal tax benefit of stock options exercised	—	—	44	—	—	—	44
Comprehensive income	—	—	—	22,619	742	—	23,361
Balances, March 31, 2008	68,425	$6,842	$770,539	$496,591	$2,358	$(272)	$1,276,058

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
	March 31,
(in thousands)	2008	2007

Cash flows from operating activities:
Net income	$22,619	$24,476
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,091	10,629
Deferred income taxes	1,185	1,296
Gain on the sale of property, plant and equipment	(89)	(128)
Asset impairments	—	273
Stock-based compensation expense	788	628
Federal tax benefit of disqualified dispositions	11	8
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	34,232	83,218
Inventories	(33,776)	24,177
Prepaid expenses and other assets	14,171	(3,584)
Accounts payable	(4,036)	(43,001)
Accrued liabilities	(1,980)	(5,106)
Income taxes	2,877	1,657
Net cash provided by operations	46,093	94,543

Cash flows from investing activities:
Purchases of investments	(162,708)	(156,875)
Proceeds from sales and maturities of investments	263,925	151,675
Additions to property, plant and equipment	(8,531)	(7,525)
Proceeds from the sale of property, plant and equipment	164	165
Additions to purchased software	(43)	(53)
Net cash acquired in acquisitions	—	9,548
Net cash provided by (used in) investing activities	92,807	(3,065)
Cash flows from financing activities:
Proceeds from stock options exercised	188	811
Federal tax benefit of disqualified dispositions	33	245
Principal payments on long-term debt and capital lease obligations	(107)	(83,033)
Proceeds from long-term debt	—	16,760
Share repurchases	(36,845)	—
Debt issuance cost	(234)	—
Net cash used in financing activities	(36,965)	(65,217)
Effect of exchange rate changes	(416)	1,437
Net increase in cash and cash equivalents	101,519	27,698
Cash and cash equivalents at beginning of year	199,198	123,872
Cash and cash equivalents at March 31	$300,717	$151,570

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

The condensed consolidated financial statements included herein have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). The financial statements reflect all normal and recurring adjustments which in the opinion of management are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Note 2 – Stock-Based Compensation

The Company’s stock awards plan permits the grant of a variety of types of awards, including stock options, restricted stock awards, stock appreciation rights, performance awards, and phantom stock awards, or any combination thereof, to key employees of the Company. Stock options are granted to employees with an exercise price equal to the market price of the Company’s stock on the date of grant, vest over a four-year period from the date of grant and have a term of ten years. Restricted shares granted to employees vest over a four-year period from the date of grant, subject to the continued employment of the employee by the Company. Members of the Board of Directors of the Company who are not employees of the Company participate in a separate stock option plan that provides for the granting of stock options upon the occurrence of the non-employee director’s election or re-election to the Board of Directors. All awards under the non-employee director stock option plan are fully vested upon the date of grant and have a term of ten years. As of March 31, 2008, 4.9 million additional options or other equity awards may be granted under the Company’s existing plans.

Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The total compensation cost recognized for equity awards was $0.8 million and $0.6 million for the three month periods ended March 31, 2008 and 2007, respectively. The compensation expense for stock-option awards includes an estimate for forfeitures and is recognized over the vesting period of the options using the straight-line method. SFAS No. 123R requires that cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards (excess tax benefits) be classified as cash flows from financing activities. Awards of restricted shares are valued at the closing market price of the Company’s stock on the date of grant.

As of March 31, 2008, there was approximately $7.5 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 2.6 years.

The Company did not issue any options during the three months ended March 31, 2008. In connection with the January 8, 2007 acquisition of Pemstar Inc. (Pemstar), all outstanding Pemstar options were converted into 0.4 million options of the Company on January 8, 2007. These were the only options issued during the three months ended March 31, 2007. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions used to value the options converted from Pemstar during the three months ended March 31, 2007 were as follows:

Three Months Ended
March 31, 2007

Expected term of options	2.1 years
Expected volatility	27%
Risk-free interest rate	4.86%
Dividend yield	zero

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

The weighted-average fair value per option granted during the three months ended March 31, 2007 was $9.24. The total cash received as a result of stock option exercises for the three months ended March 31, 2008 and 2007 was approximately $0.2 million and $0.8 million, respectively, and the tax benefit realized as a result of the stock option exercises was $0.1 million and $0.3 million, respectively. For the three months ended March 31, 2008 and 2007, the total intrinsic value of stock options exercised was $0.1 million and $0.9 million, respectively.

The following table summarizes the activities relating to the Company’s stock options:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value

Outstanding at December 31, 2007	5,875	$19.15	6.32
Granted	—	—
Exercised	(18)	$10.40
Canceled	(62)	$21.35

Outstanding at March 31, 2008	5,795	$19.15	6.08	$13,640

Exercisable at March 31, 2008	3,661	$17.38	4.53	$13,070

The aggregate intrinsic value in the table above is before income taxes and is calculated as the difference between the exercise price of the underlying options and the Company’s closing stock price of $17.95 as of the last business day of the period ended March 31, 2008 for options that had exercise prices that were lower than the closing price.

The following table summarizes the activities related to the Company’s restricted shares:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value

Non-vested shares outstanding at December 31, 2007	—	—
Granted	39	$17.54

Non-vested shares outstanding at March 31, 2008	39	$17.54

As of March 31, 2008, there was $0.7 million of total unrecognized compensation cost related to restricted share awards. That cost is expected to be recognized over a weighted-average period of 3.96 years.

Note 3 – Earnings Per Share

Basic earnings per share is computed using the weighted-average number of shares outstanding. Diluted earnings per share is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding stock equivalents during the three months ended March 31, 2008 and 2007. Stock equivalents include common shares issuable upon the exercise of stock options and other equity instruments, and are computed using the treasury stock method. The following table sets forth the calculation of basic and diluted earnings per share.

	Three Months Ended
	March 31,
	2008	2007

Numerator for basic earnings per share - net income	$22,619	$24,476
Interest expense on convertible debt, net of tax	—	115

Numerator for diluted earnings per share	$22,619	$24,591

Denominator for basic earnings per share - weighted-average number of common shares outstanding during the period	69,330	71,435
Incremental common shares attributable to exercise of outstanding dilutive options	45	541
Incremental common shares attributable to conversion of 6.5% convertible debt	—	351
Incremental common shares attributable to exercise of warrants	87	138

Denominator for diluted earnings per share	69,462	72,465

Basic earnings per share	$0.33	$0.34

Diluted earnings per share	$0.33	$0.34

Options to purchase 3.0 million and 3.2 million common shares for the three months ended March 31, 2008 and 2007, respectively, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares for the respective periods.

At March 31, 2008, the Company has outstanding warrants to purchase common shares as follows:

Shares	Exercise Price	Expiration Date

126	$14.25	May 1, 2009
160	$12.50	May 1, 2009
40	$10.125	July 18, 2009

These warrants were assumed on January 8, 2007 in connection with an acquisition.

Note 4 – Goodwill and Other Intangible Assets

Goodwill associated with each of the Company’s business segments and changes in those amounts during the three-month period ended March 31, 2008 were as follows:

	Americas	Asia	Europe	Total

Goodwill, December 31, 2007	$226,122	$37,912	$19,691	$283,725
Currency translation adjustment	5	—	1,297	1,302

Goodwill, March 31, 2008	$226,127	$37,912	$20,988	$285,027

Identifiable intangible assets and changes in those amounts during the three-month period ended March 31, 2008 were as follows:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

Customer relationships, December 31, 2007	$18,052	$(1,864)	$16,188
Amortization of intangibles	—	(447)	(447)
Currency translation adjustment	126	(15)	111

Customer relationships, March 31, 2008	$18,178	$(2,326)	$15,852

Amortization of these intangible assets for 2008 through 2017 will be approximately $1.8 million per year.

Note 5 – Borrowing Facilities

Long-term debt and capital lease obligations outstanding as of March 31, 2008 and December 31, 2007 consists of the following:

	March 31, 2008	December 31, 2007

Long-term debt	$192	$192
Capital lease obligations	12,228	12,334

Total	12,420	12,526
Less current installments	375	430

Long-term debt and capital lease obligations, less current installments	$12,045	$12,096

Under the terms of a Credit Agreement (the Credit Agreement), the Company has a $100 million five-year revolving credit facility for general corporate purposes with a maturity date of December 21, 2012. The Credit Agreement includes an accordion feature under which total commitments under the facility may be increased by an additional $100 million, subject to satisfaction of certain conditions and lender approval.

Interest on outstanding borrowings under the Credit Agreement is payable quarterly, at the Company’s option, at either the bank’s Eurodollar rate plus 0.75% to 1.75% or its prime rate plus 0.00% to 0.25%, based upon the Company’s debt ratio as specified in the Credit Agreement. A commitment fee of 0.15% to 0.35% per annum (based upon the Company’s debt ratio) on the unused portion of the revolving credit line is payable quarterly in arrears. As of March 31, 2008, the Company had no borrowings outstanding under the Credit Agreement, $0.3 million in outstanding letters of credit and $99.7 million was available for future borrowings.

The Credit Agreement is secured by the Company’s domestic inventory and accounts receivable, 100% of the stock of the Company’s domestic subsidiaries, 65% of the voting capital stock of each direct foreign subsidiary and substantially all of the other tangible and intangible assets of the Company and its domestic subsidiaries. The Credit Agreement contains customary financial covenants as to working capital, debt leverage, fixed charges, and consolidated net worth, and restricts the ability of the Company to incur additional debt, pay dividends, sell assets, and to merge or consolidate with other persons, without the consent of the banks. As of March 31, 2008, the Company was in compliance with all such covenants and restrictions.

The Company’s Thailand subsidiary has a credit agreement with Kasikornbank Public Company Limited (the Thai Credit Agreement). The Thai Credit Agreement provides that the lender will make available to the Company’s Thailand subsidiary up to approximately $16 million in revolving loans and machinery loans. The Thai Credit Agreement is secured by land, buildings and machinery in Thailand. In addition, the Thai Credit Agreement provides for approximately $2.0 million (62 million Thai baht) in working capital availability in the form of working capital loans (10 million Thai baht) and bank guarantees (52 million Thai baht). Availability of funds under the Thai Credit Agreement is reviewed annually and is currently accessible through September 2008. As of March 31, 2008, the Company’s Thailand subsidiary had no working capital borrowings outstanding.

Note 6 – Inventories

Inventory costs are summarized as follows:

	March 31,	December 31,
	2008	2007

Raw materials	$280,523	$262,765
Work in process	85,858	68,818
Finished goods	30,769	30,369

	$397,150	$361,952

Note 7 – Income Taxes

Income tax expense consists of the following:

	Three Months Ended
	March 31,
	2008	2007

Federal – Current	$861	$1,199
Foreign – Current	1,229	1,028
State – Current	105	353
Deferred	1,185	1,296

	$3,380	$3,876

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

The Company has been granted certain tax incentives, including tax holidays, for its subsidiaries in China, Ireland, Malaysia and Thailand. These tax incentives, including tax holidays, expire on various dates through 2012, and are subject to certain conditions with which the Company expects to comply. The net impact of these tax incentives was to lower income tax expense for the three month periods ended March 31, 2008 and 2007 by approximately $4.0 million (approximately $0.06 per diluted share) and $4.3 million (approximately $0.06 per diluted share), respectively.

On January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. Under FIN 48, the Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to SFAS No. 109, “Accounting for Income Taxes”.

As of March 31, 2008, the total amount of the reserve for uncertain tax benefits including interest and penalties is $31.2 million. The reserve is classified as a current or long-term liability in the consolidated balance sheet based on the Company’s expectation of when the items will be settled in cash. The amount of accrued potential interest and penalties on unrecognized tax benefits included in the reserve as of March 31, 2008 is $2.3 million and $1.7 million, respectively. During the three months ended March 31, 2008, the Company determined that $0.7 million of uncertain tax benefits including penalties and interest will be settled as a result of an audit examination and the settlement will occur during the three months ending June 30, 2008. No other material changes affected the reserve during the quarter. During the next twelve months, it is reasonably possible that the reserve for uncertain tax benefits will decrease by an additional $4.5 million mainly due to the expiration of the statute of limitations for worthless stock deductions on certain unrecognized tax benefits. As of December 31, 2007, the Company’s business locations in China, Ireland, Luxembourg, Malaysia, Mexico, the Netherlands, Singapore, Thailand and the United States remain open to examination by the various local taxing authorities, in total or in part, for fiscal years 2001 to 2007.

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

	Three Months Ended
	March 31,
	2008	2007
Net sales:
Americas	$462,901	$560,323
Asia	237,404	225,966
Europe	73,389	98,721
Elimination of intersegment sales	(89,385)	(132,528)
	$684,309	$752,482

Depreciation and amortization:
Americas	$4,378	$5,375
Asia	4,264	3,837
Europe	610	683
Corporate	839	734
	$10,091	$10,629

Income from operations:
Americas	$10,771	$14,873
Asia	18,463	16,326
Europe	452	42
Corporate and intersegment eliminations	(8,193)	(3,793)
	$21,493	$27,448

Capital expenditures:
Americas	$2,930	$1,228
Asia	4,389	5,958
Europe	1,091	208
Corporate	164	184
	$8,574	$7,578

	March 31,	December 31,
	2008	2007
Total assets:
Americas	$813,860	$853,562
Asia	529,909	514,078
Europe	149,469	140,948
Corporate and other	254,544	254,260
	$1,747,782	$1,762,848

The following enterprise-wide information is provided in accordance with SFAS No. 131.  Geographic net sales information reflects the destination of the product shipped.  Long-lived assets information is based on the physical location of the asset.

	Three Months Ended
	March 31,
	2008	2007
Geographic net sales:
United States	$536,410	$566,688
Asia	48,059	46,707
Europe	92,624	130,325
Other Foreign	7,216	8,762
	$684,309	$752,482

	March 31,	December 31,
	2008	2007
Long-lived assets:
United States	$160,882	$86,602
Asia	68,635	69,062
Europe	11,121	10,147
Other	9,134	8,021
	$249,772	$173,832

Note 9 – Supplemental Cash Flow Information

The following is additional information concerning supplemental disclosures of cash payments.

	Three Months Ended
	March 31,
	2008	2007

Income taxes paid, net	$770	$807
Interest paid	369	520

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

Note 11 – Impact of Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands the requisite disclosures for fair value measurements. SFAS No. 157 is effective in fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157,”  which delays the effective date of SFAS 157 one year for all nonfinancial assets and nonfinancial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis. On January 1, 2008, the Company adopted SFAS No. 157 related to financial assets and liabilities. See Note 14. On January 1, 2009, the Company will adopt the provisions for nonfinancial assets and nonfinancial liabilities that are not required or permitted to be measured at fair value on a recurring basis, which include those measured at fair value in goodwill impairment testing, indefinite-lived intangible assets measured at fair value for impairment assessment, nonfinancial long-lived assets measured at fair value for impairment assessment, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business combination. The Company is still in the process of evaluating SFAS No. 157 with respect to its effect on nonfinancial assets and nonfinancial liabilities and has not yet determined the impact that it will have on its financial statements upon full adoption in 2009.

On January 1, 2008, the Company adopted SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The adoption of SFAS No. 159 did not have an effect on the Company’s financial condition or results of operations as it did not elect the fair value option.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No.133” (SFAS No. 161). SFAS No. 161 requires enhanced disclosures about derivative and hedging activities. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company will be required to adopt SFAS No. 161 as of January 1, 2009. The Company does not anticipate that the adoption of SFAS No. 161 will have a material impact on its financial position, results of operations or cash flows.

Note 12 – Restructuring Charges and Integration Costs

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

The Company recognized restructuring charges during 2007 related to reductions in workforce and the re-sizing of certain facilities. These charges were recorded pursuant to plans developed and approved by management. Restructuring charges associated with these realignment efforts, primarily related to the closure of our Redmond, Washington facility, the transfer of the Company’s printed circuit board assembly (PCBA) operations in Dublin, Ireland to Brasov,

Romania and the consolidation and resizing of certain other facilities, were approximately $4.7 million ($3.2 million net of tax) during the year ended December 31, 2007.

The following table summarizes the respective payments and the remaining accrued balance as of March 31, 2008 for estimated restructuring charges incurred during 2007:

		Facility	Other
		Lease	Exit	Total
	Severance	Costs	Costs	Costs
Balance as of December 31, 2007	$171	$1,011	$541	$1,723
Provision for charges incurred	—	(143)	—	(143)
Payments	(171)	(230)	(484)	(885)
Balance as of March 31, 2008	$—	$638	$57	$695

Accruals related to restructuring activities are recorded in accrued liabilities in the accompanying consolidated balance sheets.

The Company also recorded an assumed liability for expected involuntary employee termination costs and facility closures in connection with the acquisition of Pemstar. Costs associated with restructuring activities related to a purchase business combination are accounted for in accordance with Emerging Issue Task Force Issue (EITF) No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”. Accordingly, costs associated with such plans are recorded as a liability assumed as of the consummation date of the purchase business combination and included in the cost of the acquired entity. The following table summarizes the respective payments, activity and remaining accrued balance as of March 31, 2008 related to restructuring costs recorded pursuant to EITF No. 95-3 during 2007:

	Facility	Other
	Lease	Exit	Total
	Costs	Costs	Costs
Balance as of December 31, 2007	$808	$1,617	$2,425
Payments	(160)	(194)	(354)
Non-cash charges incurred	—	(452)	(452)
Foreign exchange adjustments	40	69	109
Balance as of March 31, 2008	$688	$1,040	$1,728

Note 13 – Share Repurchase

On July 25, 2007, the Board of Directors of the Company approved the repurchase of up to $125 million of the Company’s outstanding common shares. During the three month period ending March 31, 2008, the Company repurchased a total of 2.2 million common shares for $36.8 million at an average price of $16.66 per share.

Note 14 – Investments

Effective January 1, 2008, we adopted SFAS No. 157 with respect to financial assets and liabilities only.

SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 establishes a hierarchy of inputs employed to determine fair value measurements, with three levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets and liabilities. Level 2 inputs are observable prices that are not quoted on active exchanges, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable. Level 3 inputs are unobservable inputs employed for measuring the fair value of assets or liabilities. This hierarchy required the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

As of March 31, 2008, $1.0 million of short-term investments and $80.6 million of long-term investments were recorded at fair value. The long-term investments consist of auction rate securities that have been reclassified from short-term as of March 31, 2008, due to the overall changes that have occurred in the global credit and capital markets that have led to failed auctions. These failed auctions have impacted the liquidity of these investments and have resulted in our continuing to hold these securities beyond their typical auction reset dates.

The adoption of SFAS No. 157 impacted the calculation of fair value associated with the Company’s investments. The short-term investments, consisting of a municipal bond, were valued using Level 1 inputs. The long-term investments, consisting of auction rate securities, were valued using Level 2 inputs.

During the three months ended March 31, 2008, the Company recorded an unrealized loss of $3.3 million on the long-term investments. The Company has determined this reduction in fair value to be temporary, as it is due to the market dislocations that caused the auction process to fail and not due to the credit quality of the underlying securities. This unrealized loss reduced the fair value of the Company’s auction rate securities as of March 31, 2008 to $77.3 million. These securities are classified as long-term investments due to the contractual maturity of the underlying securities being over ten years, and the unrealized loss is included as a component of other comprehensive income within shareholders’ equity in the Company’s balance sheet. The Company has the ability and intent to hold these investments for a period of time sufficient to allow for anticipated recovery.

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

As our customers have continued to expand their globalization strategy during the past several years, we have continued to make the necessary changes to align our business operations with our customers’ demand. These changes include, among other activities, moving production between facilities, reducing staff levels, realigning our business processes and reorganizing our management. During the year ended December 31, 2007, we incurred $4.7 million (pre-tax), primarily related to the closure of our Redmond, Washington facility, the transfer of the Company’s printed circuit board assembly (PCBA) operations in Dublin, Ireland to Brasov, Romania and the consolidation and resizing of certain other facilities, as we continue to expand our low-cost capacity while realigning and further strengthening our global footprint to support continued business opportunities. In connection with the acquisition of Pemstar Inc. (Pemstar) on

January 8, 2007, a total of $7.0 million (pre-tax) in integration costs were incurred during the year ended December 31, 2007. These costs included redundant operating costs. We believe that our global manufacturing presence increases our ability to be responsive to our customers’ needs by providing accelerated time-to-market and time-to-volume production of high quality products. These capabilities should enable us to build stronger strategic relationships with our customers and to become a more integral part of their operations. Our customers face challenges in planning, procuring and managing their inventories efficiently due to customer demand fluctuations, product design changes, short product life cycles and component price fluctuations. We employ production management systems to manage their procurement and manufacturing processes in an efficient and cost-effective manner so that, where possible, components arrive on a just-in-time, as-and-when needed basis. We are a significant purchaser of electronic components and other raw materials, and can capitalize on the economies of scale associated with our relationships with suppliers to negotiate price discounts, obtain components and other raw materials that are in short supply, and return excess components. Our expertise in supply chain management and our relationships with suppliers across the supply chain enables us to reduce our customers’ cost of goods sold and inventory exposure.

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

Summary of Results

Sales for the three months ended March 31, 2008 decreased 9% to $684.3 million compared to $752.5 million for the same period of 2007. Sales to our largest customer, Sun Microsystems, Inc., represented 19% of our sales in the first quarter 2008 compared to 25% of our sales in the first quarter of 2007. Sales to this customer decreased $61.4 million from $190.8 million in the first quarter of 2007 to $129.4 million in the first quarter of 2008. This decrease is attributable to a combination of reduced demand for certain products, product transitions and the impact of second sourcing.

Our gross profit as a percentage of sales decreased to 6.6% in the three months ended March 31, 2008 from 7.2% in same period of 2007 due primarily to lower sales volumes which resulted in under-absorbed fixed costs. We do experience fluctuations in gross profit from period to period. Comparing 2008 to 2007, the fluctuations were due primarily to changes in production levels, production mix, inventory levels, new program ramps, product crossovers and other factors. Different programs can contribute different gross profits depending on factors such as the types of services involved, location of production, size of the program, complexity of the product, and level of material costs associated with the various products. New programs can contribute relatively less to our gross profit in their early stages when manufacturing volumes are usually lower, resulting in inefficiencies and unabsorbed manufacturing overhead costs. In addition, a number of our new and higher volume programs remain subject to competitive constraints that could exert downward pressure on our margins in the near future.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Our significant accounting policies are summarized in Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to allowance for doubtful accounts, inventories, deferred taxes, impairment of long-lived assets, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Goodwill and intangible assets that have indefinite useful lives are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss would be recognized to the extent that the carrying amount exceeds the asset’s fair value. We completed the annual impairment test during the fourth quarter of 2007 and determined that no impairment existed as of the date of the impairment test. Goodwill and intangible assets are measured at the reporting unit level, which we have determined to be consistent with our operating segments as defined in Note 8 to the Condensed Consolidated Financial Statements in Item 1 of this report, by determining the fair values of the reporting units using a discounted cash flow model and comparing those fair values to the carrying values, including goodwill, of the reporting unit. At March 31, 2008, we had net goodwill of approximately $285.0 million. Circumstances that may lead to impairment of goodwill include unforeseen decreases in future performance or industry demand, and the restructuring of our operations as a result of a change in our business strategy.

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

Recently Enacted Accounting Principles

See Note 11 to the Condensed Consolidated Financial Statements for a discussion of recently enacted accounting principles.

RESULTS OF OPERATIONS

The following table presents the percentage relationship that certain items in our Condensed Consolidated Statements of Income bear to sales for the periods indicated. The financial information and the discussion below should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto in Item 1 of this report.

	Three Months Ended
	March 31,
	2008	2007
Sales	100.0%	100.0%
Cost of sales	93.4	92.8
Gross profit	6.6	7.2
Selling, general and administrative expenses	3.4	3.1
Amortization of intangibles	0.1	0.1
Restructuring charges	—	0.4
Income from operations	3.1	3.6
Other income, net	0.7	0.2
Income before income taxes	3.8	3.8
Income tax expense	0.5	0.5
Net income	3.3%	3.3%

Sales

Sales for the first quarter of 2008 were $684.3 million, a 9% decrease from sales of $752.5 million for the same quarter in 2007. The following table sets forth, for the periods indicated, the percentages of our sales by industry sector.

	Three Months Ended
	March 31,
	2008	2007
Computers & related products for business enterprises	51%	52%
Telecommunication equipment	17	14
Industrial control equipment	14	13
Medical devices	13	14
Testing & instrumentation products	5	7
	100%	100%

A substantial percentage of our sales have been made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. Sales to our largest customer decreased $61.4 million from $190.8 million in the first quarter of 2007 to $129.4 million in the first quarter of 2008. This decrease is attributable to a combination of reduced demand for certain products, product transitions and the impact of second sourcing. Our future sales are dependent on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on us.

Our international operations are subject to the risks of doing business abroad. These risks have not had a material adverse effect on our results of operations through March 31, 2008. However, we can make no assurances that there will not be an adverse impact in the future. See Part II, Item 1A for factors pertaining to our international sales and fluctuations in the exchange rates of foreign currency and for further discussion of potential adverse effects in operating results associated with the risks of doing business abroad. During the first three months of 2008 and 2007, 47% and 40%, respectively, of our sales were from our international operations.

Gross Profit

Gross profit decreased 17% to $45.2 million for the three months ended March 31, 2008 from $54.5 million in the same period of 2007 due primarily to lower sales volumes. Gross profit as a percentage of sales decreased to 6.6% during the first quarter of 2008 from 7.2% in 2007 due to lower sales volumes which resulted in under-absorbed fixed costs. We do experience fluctuations in gross profit from period to period. Comparing 2008 to 2007, the fluctuations were due primarily to changes in production levels, production mix, inventory levels, new program ramps, product crossovers and other factors. Different programs can contribute different gross profits depending on factors such as the types of services involved, location of production, size of the program, complexity of the product, and level of material costs associated with the various products. New programs can contribute relatively less to our gross profit in their early stages when manufacturing volumes are usually lower, resulting in inefficiencies and unabsorbed manufacturing overhead costs. In addition, a number of our new and higher volume programs remain subject to competitive constraints that could exert downward pressure on our margins in the near future.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 0.1% to $23.3 million in the first quarter of 2008 from $23.2 million in the first quarter of 2007. Selling, general and administrative expenses, as a percentage of sales, were 3.4% and 3.1%, respectively, for the first quarter of 2008 and 2007, respectively. The increase in selling, general and administrative expenses as a percentage of sales is primarily associated with the impact of lower sales volumes in the first quarter of 2008.

Restructuring Charges and Integration Costs

We recognized $3.3 million in restructuring charges and integration costs during the first quarter of 2007 related to reductions in workforce and the re-sizing and closure of certain facilities and the integration of the facilities acquired from Pemstar. In connection with these activities, we recorded restructuring charges for employee termination costs and other restructuring and integration related costs.

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

Interest Income

Interest income for the three-month periods ended March 31, 2008 and 2007 was $3.2 million and $1.7 million, respectively. The increase is due to the increase in available cash in interest-bearing investments and cash equivalents.

Interest Expense

Interest expense for the three-month periods ended March 31, 2008 and 2007 was $0.4 million and $0.8 million, respectively. The decrease is due to the repayment of the debt assumed in the acquisition of Pemstar. See Note 5 to the Condensed Consolidated Financial Statements in Item 1 of this report.

Income Tax Expense

Income tax expense of $3.4 million represented an effective tax rate of 13.0% for the three months ended March 31, 2008, compared with $3.9 million at an effective tax rate of 13.7% for the same period in 2007. The decrease in the effective tax rate is primarily due to an increase in tax-exempt income in certain foreign locations in the first three months of 2008. See Note 7 to the Condensed Consolidated Financial Statements in Item 1 of this report.

Net Income

We reported net income of approximately $22.6 million, or diluted earnings per share of $0.33 for the first three months of 2008, compared with net income of approximately $24.5 million, or diluted earnings per share of $0.34 for the same period of 2007. The net decrease of $1.9 million from 2007 was primarily due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our growth and operations through funds generated from operations, proceeds from the sale of our securities and funds borrowed under our credit facilities. Cash and cash equivalents increased to $300.7 million at March 31, 2008 from $199.2 million at December 31, 2007.

Cash provided by operating activities was $46.1 million in 2008. The cash provided by operations during 2008 consisted primarily of $22.6 million of net income adjusted for $10.1 million of depreciation and amortization, a $34.2 million decrease in accounts receivable, and a $14.2 million decrease in prepaid expenses and other assets, offset by a $33.8 million increase in inventories and a $4.0 million decrease in accounts payable. Working capital was $796.4 million at March 31, 2008 and $884.2 million at December 31, 2007. As of March 31, 2008, the $77.3 million of long-term investments consist of auction rate securities that have been reclassified from short-term as of March 31, 2008, due to the overall changes that have occurred in the global credit and capital markets that have led to failed auctions. These failed auctions have impacted the liquidity of these investments and have resulted in our continuing to hold these securities beyond their typical auction reset dates. The decrease in working capital during 2008 is primarily a result of this reclassification from short-term to long-term investments.

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

Cash provided by investing activities was $92.8 million for the three months ended March 31, 2008 primarily due to the sales of investments offset by additional purchases of property, plant and equipment and investments. Capital expenditures of $8.6 million were primarily concentrated in manufacturing production equipment in Asia to support our ongoing business and to expand certain existing manufacturing operations.

Cash used in financing activities was $37.0 million for the three months ended March 31, 2008. On July 25, 2007, our Board of Directors approved the repurchase of up to $125 million of our outstanding common shares. During the three months ended March 31, 2008, share repurchases totaled $36.8 million. Principal payments of long-term debt and capital lease obligations were $0.1 million in 2008.

Under the terms of a Credit Agreement (the Credit Agreement), we have a $100.0 million five-year revolving credit facility for general corporate purposes with a maturity date of December 21,

2012. The Credit Agreement includes an accordion feature under which total commitments under the facility may be increased by an additional $100 million, subject to satisfaction of certain conditions. Interest on outstanding borrowings under the Credit Agreement is payable quarterly, at our option, at either the bank’s Eurodollar rate plus 0.75% to 1.75% or its prime rate plus 0.00% to 0.25%, based upon our debt ratio as specified in the Credit Agreement. A commitment fee of 0.15% to 0.35% per annum (based upon our debt ratio) on the unused portion of the revolving credit line is payable quarterly in arrears. As of March 31, 2008, we had no borrowings outstanding under the Credit Agreement, $0.3 million letters of credit outstanding and $99.7 million was available for future borrowings.

The Credit Agreement is secured by our domestic inventory and accounts receivable, 100% of the stock of our domestic subsidiaries, and 65% of the voting capital stock of each direct foreign subsidiary and substantially all of our and our domestic subsidiaries’ other tangible and intangible assets. The Credit Agreement contains customary financial covenants as to working capital, debt leverage, fixed charges, and consolidated net worth, and restricts our ability to incur additional debt, pay dividends, sell assets and to merge or consolidate with other persons without the consent of the banks. As of March 31, 2008, we were in compliance with all such covenants and restrictions.

Our Thailand subsidiary has a credit agreement with Kasikornbank Public Company (the Thai Credit Agreement). The Thai Credit Agreement provides that the lender will make available to our Thailand subsidiary up to approximately $16 million in revolving loans and machinery loans. The Thai Credit Agreement is secured by land, buildings and machinery in Thailand. In addition, the Thai Credit Agreement provides for approximately $2.0 million (62 million Thai baht) in working capital availability in the form of working capital loans (10 million Thai baht) and bank guarantees (52 million Thai baht). Availability of funds under the Thai Credit Agreement is reviewed annually and is currently accessible through September 2008. As of March 31, 2008, our Thailand subsidiary had no working capital borrowings outstanding.

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

As of March 31, 2008, we had cash and cash equivalents totaling $300.7 million, short-term investments totaling $1.0 million and $99.7 million available for borrowings under our revolving credit line. We believe that during the next twelve months, our capital expenditures will be approximately $35 to $40 million, principally for machinery and equipment to support our ongoing business around the globe, in addition to our planned expansion in Asia, primarily a new building in China. Repurchases of common shares during the three months ended March 31, 2008 totaled $36.8 million. Total repurchases under the plan through May 8, 2008 were $106.9 million. We currently have $18.1 million remaining under the plan to purchase additional shares. We are under no commitment or obligation to repurchase any particular amount of common shares and share purchases may be suspended at any time at management’s discretion. Management believes that our existing cash and short-term investment balances and funds generated from operations will be sufficient to permit us to meet our liquidity requirements over the next twelve months. Management further believes that our ongoing cash flows from operations and any borrowings we may incur under our credit facilities will enable us to meet operating cash requirements in future years. Should we desire to consummate significant acquisition opportunities, our capital needs would increase and could possibly result in our need to increase available borrowings under our revolving credit facility or access public or private debt and equity markets. There can be no assurance, however, that we would be successful in raising additional debt or equity on terms that we would consider acceptable.

CONTRACTUAL OBLIGATIONS

We have certain contractual obligations for operating leases that were summarized in a table of Contractual Obligations in our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes to our contractual obligations, outside of the ordinary course of our business, since December 31, 2007.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2008, we did not have any significant off-balance sheet arrangements.

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

•                  Inflationary economies or currencies; and

•                  Economic and political instability.

We do not use derivative financial instruments for speculative purposes. As of March 31, 2008, we did not have any foreign currency hedges. In the future, significant transactions involving our international operations may cause us to consider engaging in hedging transactions to attempt to mitigate our exposure to fluctuations in foreign exchange rates. These exposures are primarily, but not limited to, vendor payments and inter-company balances in currencies other than the currency in which our foreign operations primarily generate and expend cash. Our international operations in some instances operate in a natural hedge because both operating expenses and a portion of sales are denominated in local currency. Our sales are substantially denominated in U.S. dollars. Our foreign currency cash flows are generated in certain Asian and European countries, Mexico and Brazil.

We are also exposed to market risk for changes in interest rates, a portion of which relates to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place cash and cash equivalents and investments with various major financial institutions. We protect our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by generally investing in investment grade securities. As of March 31,

2008, the outstanding amount in the short-term and long-term investment portfolio included $77.3 million of auction rate securities and $1.0 of municipal bonds with an average return of approximately 4.2%.

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

Item 1.         Legal Proceedings

We are involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position or results of operations.

Item 1A.      Risk Factors.

There are no material changes to the risk factors set forth in Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.        Unregistered Sales Of Equity Securities And Use Of Proceeds.

(b)  The following table provides information about the Company repurchases of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the quarter ended March 31, 2008, at a total cost of $36.8 million:

ISSUER PURCHASES OF EQUITY SECURITIES

(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares (or	Dollar Value)
			Units)	of Shares (or
			Purchased as	Units) that
	(a) Total		Part of	May Yet Be
	Number of	(b) Average	Publicly	Purchased
	Shares (or	Price Paid per	Announced	Under the
	Units)	Share (or	Plans or	Plans or
Period	Purchased (1)	Unit) (2)	Programs	Programs (3)
January 1 to 31, 2008	1,185,223	$16.03	1,185,223	$53.0 million
February 1 to 29, 2008	281,800	$17.29	281,800	$48.1 million
March 1 to 31, 2008	740,600	$17.44	740,600	$35.2 million
Total	2,207,623	$16.66	2,207,623

(1) All share repurchases were made on the open market.

(2) Average price paid per share is calculated on a settlement basis and excludes commission.

(3) On July 25, 2007, the Board of Directors of the Company approved the repurchase of up to $125 million of the Company’s outstanding common shares. During the period from January 1 to March 31, 2008, the Company repurchased a total of 2,207,623 common shares for $36.8 million at an average price of $16.66 per share. During the period from July 25, 2007 through March 31, 2008, we repurchased a total of 4,809,631 common shares for $89.8 million at an average price of $18.64 per share. All share purchases have been made in the open market and the shares repurchased through March 31, 2008 have been retired. Share purchases may be made in the open market, in privately negotiated transactions or block transactions, at the discretion of the Company’s management and as market conditions warrant. Purchases will be funded from available cash and may be commenced, suspended or discontinued at any time without prior notice. Shares repurchased under the program will be retired.

Item 6.    Exhibits.

10.1

Restricted Stock Agreement under the Benchmark Electronics, Inc. 2000 Stock Awards Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated March 17, 2008 and filed on March 17, 2008 (Commission file number 1-10560)).

31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 8, 2008.

BENCHMARK ELECTRONICS, INC.
(Registrant)

By:	/s/ Cary T. Fu
Cary T. Fu
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Donald F. Adam
Donald F. Adam
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit

Number	Description of Exhibit

10.1

Restricted Stock Agreement under the Benchmark Electronics, Inc. 2000 Stock Awards Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated March 17, 2008 and filed on March 17, 2008 (Commission file number 1-10560)).

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer