Form 10-Q
period 2008-06-30
BENCHMARK ELECTRONICS INC
filed 2008-08-08
CIK 863436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008.

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to________________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b–2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of August 7, 2008 there were 66,512,030 Common Shares of Benchmark Electronics, Inc., par value $0.10 per share, outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30,	December 31,
(in thousands, except par value)	2008	2007

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$288,015	$199,198
Short-term investments	1,000	182,825
Accounts receivable, net of allowance for doubtful accounts of $1,099 and $1,406, respectively	472,183	485,907
Inventories, net	393,020	361,952
Prepaid expenses and other assets	44,775	60,847
Deferred income taxes	14,043	14,562
Total current assets	1,213,036	1,305,291
Long-term investments	55,484	—
Property, plant and equipment, net of accumulated depreciation of $249,133 and $233,439 respectively	145,209	144,182
Goodwill, net	285,125	283,725
Other, net	27,337	29,650
	$1,726,191	$1,762,848

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt and capital lease obligations	$333	$430
Accounts payable	339,715	359,422
Income taxes payable	1,305	1,699
Accrued liabilities	53,746	59,509
Total current liabilities	395,099	421,060
Long-term debt and capital lease obligations, less current installments	12,000	12,096
Other long-term liabilities	33,018	31,762
Deferred income taxes	11,487	9,408
Shareholders’ equity:
Preferred shares, $0.10 par value; 5,000 shares authorized, none issued	—	—
Common shares, $0.10 par value; 145,000 shares authorized; issued - 67,088 and 70,687, respectively; outstanding - 66,977 and 70,576, respectively	6,698	7,058
Additional paid-in capital	756,506	793,272
Retained earnings	507,482	486,848
Accumulated other comprehensive income	4,173	1,616
Less treasury shares, at cost; 111 shares	(272)	(272)
Total shareholders’ equity	1,274,587	1,288,522
Commitments and contingencies
	$1,726,191	$1,762,848

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2008	2007	2008	2007

Sales	$682,416	$756,295	$1,366,725	$1,508,777
Cost of sales	636,389	701,800	1,275,483	1,399,794
Gross profit	46,027	54,495	91,242	108,983
Selling, general and administrative expenses	22,662	24,219	45,937	47,467
Amortization of intangibles	447	447	894	894
Restructuring charges and integration costs	—	2,205	—	5,550
Income from operations	22,918	27,624	44,411	55,072
Interest income	1,986	2,700	5,229	4,449
Interest expense	(359)	(564)	(724)	(1,375)
Other income	709	887	2,337	853
Income before income taxes	25,254	30,647	51,253	58,999
Income tax expense	2,822	4,726	6,202	8,602
Net income	$22,432	$25,921	$45,051	$50,397

Earnings per share:
Basic	$0.33	$0.36	$0.66	$0.70
Diluted	$0.33	$0.35	$0.66	$0.69

Weighted-average number of shares outstanding:
Basic	67,541	72,540	68,436	71,991
Diluted	67,714	73,346	68,672	73,026

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2008	2007	2008	2007

Net income	$22,432	$25,921	$45,051	$50,397
Other comprehensive income:
Foreign currency translation adjustments	1,411	2,094	5,473	3,470
Unrealized gain (loss) on investments	404	—	(2,916)	—
Comprehensive income	$24,247	$28,015	$47,608	$53,867

The components of accumulated other comprehensive income are as follows:

	June 30,	December 31,
(in thousands)	2008	2007

Cumulative foreign currency translation gains	$7,089	$1,616
Unrealized loss on investments	(2,916)	—
Accumulated other comprehensive income	$4,173	$1,616

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders’ Equity
(unaudited)

					Accumulated
			Additional		other		Total
		Common	paid-in	Retained	comprehensive	Treasury	shareholders’
(in thousands)	Shares	shares	capital	earnings	income	shares	equity

Balances, December 31, 2007	70,576	$7,058	$793,272	$486,848	$1,616	$(272)	$1,288,522
Stock-based compensation expense	—	—	2,048	—	—	—	2,048
Shares repurchased and retired	(3,890)	(389)	(41,833)	(24,417)	—	—	(66,639)
Stock options exercised	252	25	2,300	—	—	—	2,325
Issuance of restricted shares	39	4	(4)	—	—	—	—
Federal tax benefit of
stock options exercised	—	—	723	—	—	—	723
Comprehensive income	—	—	—	45,051	2,557	—	47,608
Balances, June 30, 2008	66,977	$6,698	$756,506	$507,482	$4,173	$(272)	$1,274,587

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,
(in thousands)	2008	2007

Cash flows from operating activities:
Net income	$45,051	$50,397
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,207	20,771
Deferred income taxes	2,598	3,361
Gain on the sale of property, plant and equipment	(71)	(472)
Asset impairments	—	273
Stock-based compensation expense	2,048	1,812
Federal tax benefit of disqualified dispositions	244	549
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	15,317	95,180
Inventories	(29,253)	103,845
Prepaid expenses and other assets	16,689	(6,295)
Accounts payable	(20,312)	(90,058)
Accrued liabilities	(4,562)	(22,132)
Income taxes	419	3,523
Net cash provided by operations	48,375	160,754
Cash flows from investing activities:
Purchases of investments	(162,709)	(265,125)
Proceeds from sales and maturities of investments	286,125	208,450
Additions to property, plant and equipment	(18,549)	(10,044)
Proceeds from the sale of property, plant and equipment	219	1,195
Additions to purchased software	(56)	(793)
Net cash acquired in acquisitions	—	5,736
Net cash provided by (used in) investing activities	105,030	(60,581)
Cash flows from financing activities:
Proceeds from stock options exercised	2,325	5,406
Federal tax benefit of disqualified dispositions	479	1,061
Principal payments on long-term debt and capital lease obligations	(233)	(88,465)
Proceeds from long-term debt	—	16,760
Share repurchases	(66,639)	—
Debt issuance cost	(234)	—
Net cash used in financing activities	(64,302)	(65,238)
Effect of exchange rate changes	(286)	2,524
Net increase in cash and cash equivalents	88,817	37,459
Cash and cash equivalents at beginning of year	199,198	123,872
Cash and cash equivalents at June 30	$288,015	$161,331

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

The condensed consolidated financial statements included herein have been prepared by the Company without an audit pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). The financial statements reflect all normal and recurring adjustments which in the opinion of management are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Note 2 – Stock-Based Compensation
The Company’s stock awards plan permits the grant of a variety of types of awards, including stock options, restricted stock awards, stock appreciation rights, performance awards, and phantom stock awards, or any combination thereof, to key employees of the Company. Stock options are granted to employees with an exercise price equal to the market price of the Company’s stock on the date of grant, vest over a four-year period from the date of grant and have a term of ten years. Restricted shares granted to employees vest over a four-year period from the date of grant, subject to the continued employment of the employee by the Company. Members of the Board of Directors of the Company who are not employees of the Company participate in a separate stock option plan that provides for the granting of stock options upon the occurrence of the non-employee director’s election or re-election to the Board of Directors. All awards under the non-employee director stock option plan are fully vested upon the date of grant and have a term of ten years. As of June 30, 2008, 5.0 million additional options or other equity awards may be granted under the Company’s existing plans.

Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The total compensation cost recognized for equity awards was $1.3 million and $2.0 million for the three and six month periods ended June 30, 2008, and $1.2 million and $1.8 million for the three and six month periods ended June 30, 2007. The compensation expense for stock-option awards includes an estimate for forfeitures and is recognized over the vesting period of the options using the straight-line method. SFAS No. 123R requires that cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards (excess tax benefits) be classified as cash flows from financing activities. Awards of restricted shares are valued at the closing market price of the Company’s stock on the date of grant.

As of June 30, 2008, there was approximately $6.7 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 2.3 years.

During the three months ended June 30, 2008, the Company issued 51 thousand options. The Company did not issue any options during the three months ended March 31, 2008. During the three and six months ended June 30, 2007, the Company issued 51 thousand and 420 thousand options, respectively. In connection with the January 8, 2007 acquisition of Pemstar Inc. (Pemstar), all outstanding Pemstar options were converted into 369 thousand options of the Company on January 8, 2007. These were the only options issued during the three months ended March 31, 2007. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions used to value the options granted and the options converted from Pemstar during the three and six months ended June 30, 2008 and 2007, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Expected term of options	7.0 years	7.0 years	7.0 years	2.7 years
Expected volatility	42%	42%	42%	29%
Risk-free interest rate	3.67%	4.65%	3.67%	4.83%
Dividend yield	zero	zero	zero	zero

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

The weighted-average fair value per option granted during the three and six months ended June 30, 2008 was $8.64. The total cash received as a result of stock option exercises for the six months ended June 30, 2008 and 2007 was approximately $2.3 million and $5.4 million, respectively, and the tax benefit realized as a result of the stock option exercises was $0.7 million and $1.6 million, respectively. For the six months ended June 30, 2008 and 2007, the total intrinsic value of stock options exercised was $2.1 million and $5.2 million, respectively.

The following table summarizes the activities relating to the Company’s stock options during the six months ended June 30, 2008:

				Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value

Outstanding at December 31, 2007	5,875	$19.15	6.32
Granted	50	$17.43
Exercised	(253)	$9.20
Canceled	(127)	$22.76
Outstanding at June 30, 2008	5,545	$19.50	6.07	$8,203
Exercisable at June 30, 2008	3,460	$17.88	4.60	$8,203

The aggregate intrinsic value in the table above is before income taxes and is calculated as the difference between the exercise price of the underlying options and the Company’s closing stock price of $16.34 as of the last business day of the period ended June 30, 2008 for options that had exercise prices that were lower than the closing price.

The following table summarizes the activities related to the Company’s restricted shares during the six months ended June 30, 2008:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value

Non-vested shares outstanding at December 31, 2007	—	—
Granted	39	$17.54
Non-vested shares outstanding at June 30, 2008	39	$17.54

As of June 30, 2008, there was $0.6 million of total unrecognized compensation cost related to restricted share awards. That cost is expected to be recognized over a weighted-average period of 3.72 years. As of June 30, 2008, there were no vested restricted shares.

Note 3 – Earnings Per Share
Basic earnings per share is computed using the weighted-average number of shares outstanding. Diluted earnings per share is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding stock equivalents during the three and six months ended June 30, 2008 and 2007. Stock equivalents include common shares issuable upon the exercise of stock options and other equity instruments, and are computed using the treasury stock method. The following table sets forth the calculation of basic and diluted earnings per share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Numerator for basic earnings per share – net income	$22,432	$25,921	$45,051	$50,397
Interest expense on convertible debt, net of tax	—	32	—	147
Numerator for diluted earnings per share	$22,432	$25,953	$45,051	$50,544

Denominator for basic earnings per share - weighted-average number of common shares outstanding during the period	67,541	72,540	68,436	71,991
Incremental common shares attributable to exercise of outstanding dilutive options	90	538	151	658
Incremental common shares attributable to conversion of 6.5% convertible debt	—	133	—	241
Incremental common shares attributable to exercise of warrants	83	135	85	136
Denominator for diluted earnings per share	67,714	73,346	68,672	73,026

Basic earnings per share	$0.33	$0.36	$0.66	$0.70
Diluted earnings per share	$0.33	$0.35	$0.66	$0.69

Options to purchase 3.0 million and 3.1 million common shares for the three and six months ended June 30, 2008 and 2007, respectively, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares for the respective periods.

As of June 30, 2008, the Company has outstanding warrants to purchase common shares as follows:

Shares	Exercise Price	Expiration Date
126	$14.25	May 1, 2009
160	$12.50	May 1, 2009
40	$10.125	July 18, 2009

These warrants were assumed on January 8, 2007 in connection with an acquisition.

Note 4 – Goodwill and Other Intangible Assets
Goodwill associated with each of the Company’s business segments and changes in those amounts during the six-month period ended June 30, 2008 were as follows:

	Americas	Asia	Europe	Total
Goodwill, December 31, 2007	$226,122	$37,912	$19,691	$283,725
Currency translation adjustment	32	—	1,368	1,400
Goodwill, June 30, 2008	$226,154	$37,912	$21,059	$285,125

Other assets consist primarily of acquired identifiable assets and capitalized purchased software costs. Identifiable intangible assets and changes in those amounts during the six-month period ended June 30, 2008 were as follows:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Customer relationships, December 31, 2007	$18,052	$(1,864)	$16,188
Amortization of intangibles	—	(894)	(894)
Currency translation adjustment	132	(16)	116
Customer relationships, June 30, 2008	$18,184	$(2,774)	$15,410

Amortization of these intangible assets for 2008 through 2017 will be approximately $1.8 million per year.

Note 5 – Borrowing Facilities
Long-term debt and capital lease obligations outstanding as of June 30, 2008 and December 31, 2007 consists of the following:

	June 30,	December 31,
	2008	2007

Long-term debt	$192	$192
Capital lease obligations	12,141	12,334
Total	12,333	12,526
Less current installments	333	430
Long-term debt and capital lease obligations, less current installments	$12,000	$12,096

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

Interest on outstanding borrowings under the Credit Agreement is payable quarterly, at the Company’s option, at either LIBOR plus 0.75% to 1.75% or a prime rate plus 0.00% to 0.25%, based upon the Company’s debt ratio as specified in the Credit Agreement. A commitment fee of 0.15% to 0.35% per annum (based upon the Company’s debt ratio) on the unused portion of the revolving credit line is payable quarterly in arrears. As of June 30, 2008, the Company had no borrowings outstanding under the Credit Agreement, $0.3 million in outstanding letters of credit and $99.7 million was available for future borrowings.

The Credit Agreement is secured by the Company’s domestic inventory and accounts receivable, 100% of the stock of the Company’s domestic subsidiaries, 65% of the voting capital stock of each direct foreign subsidiary and substantially all of the other tangible and intangible assets of the Company and its domestic subsidiaries. The Credit Agreement contains customary financial covenants as to working capital, debt leverage, fixed charges, and consolidated net worth, and restricts the ability of the Company to incur additional debt, pay dividends, sell assets, and to merge or consolidate with other persons.

The Company’s Thailand subsidiary has a credit agreement with Kasikornbank Public Company Limited (the Thai Credit Agreement). The Thai Credit Agreement provides that the lender will make available to the Company’s Thailand subsidiary up to approximately $16 million in revolving loans and machinery loans. The Thai Credit Agreement is secured by land, buildings and machinery in Thailand. In addition, the Thai Credit Agreement provides for approximately $1.8 million (62 million Thai baht) in working capital availability in the form of working capital loans (10 million Thai baht) and bank guarantees (52 million Thai baht). Availability of funds under the Thai Credit Agreement is reviewed annually and is currently accessible through September 2008. As of June 30, 2008, the Company’s Thailand subsidiary had no working capital borrowings outstanding.

Note 6 – Inventories
Inventory costs are summarized as follows:

	June 30,	December 31,
	2008	2007

Raw materials	$282,886	$262,765
Work in process	82,224	68,818
Finished goods	27,910	30,369
	$393,020	$361,952

Note 7 – Income Taxes
Income tax expense consists of the following:

	Six Months Ended
	June 30,
	2008	2007

Federal – Current	$477	$2,525
Foreign – Current	3,107	2,167
State – Current	20	549
Deferred	2,598	3,361
	$6,202	$8,602

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

The Company has been granted certain tax incentives, including tax holidays, for its subsidiaries in China, Ireland, Malaysia and Thailand. These tax incentives, including tax holidays, expire on various dates through 2012, and are subject to certain conditions with which the Company expects to comply. The net impact of these tax incentives was to lower income tax expense for the six month periods ended June 30, 2008 and 2007 by approximately $9.2 million (approximately $0.13 per diluted share) and $9.1 million (approximately $0.12 per diluted share), respectively.

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

As of June 30, 2008, the total amount of the reserve for uncertain tax benefits including interest and penalties is $30.6 million. The reserve is classified as a current or long-term liability in the consolidated balance sheet based on the Company’s expectation of when the items will be settled in cash. The amount of accrued potential interest and penalties on unrecognized tax benefits included in the reserve as of June 30, 2008 is $2.2 million and $1.6 million, respectively. During the three months ended June 30, 2008, the reserve was reduced by $0.7 million for a tax payment including penalties and interest upon the completion of a tax audit. No other material changes affected the reserve during the quarter. During the next twelve months, it is reasonably possible that the reserve for uncertain tax benefits will decrease by an additional $4.5 million mainly due to the expiration of the statute of limitations for worthless stock deductions on certain unrecognized tax benefits. As of June 30, 2008, the Company’s business locations in China, Ireland, Luxembourg, Malaysia, Mexico, the Netherlands, Singapore, Thailand and the United States remain open to examination by the various local taxing authorities, in total or in part, for fiscal years 2001 to 2007.

Note 8 – Segment and Geographic Information
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net sales:
Americas	$449,355	$572,778	$912,256	$1,133,101
Asia	242,260	229,966	479,664	455,932
Europe	68,015	99,601	141,404	198,322
Elimination of intersegment sales	(77,214)	(146,050)	(166,599)	(278,578)
	$682,416	$756,295	$1,366,725	$1,508,777

Depreciation and amortization:
Americas	$4,321	$5,045	$8,699	$10,309
Asia	4,184	3,999	8,448	7,902
Europe	696	525	1,306	1,253
Corporate	915	573	1,754	1,307
	$10,116	$10,142	$20,207	$20,771

Income from operations:
Americas	$11,546	$18,011	$22,317	$32,884
Asia	18,549	12,981	37,012	29,307
Europe	899	2,013	1,351	2,055
Corporate and intersegment eliminations	(8,076)	(5,381)	(16,269)	(9,174)
	$22,918	$27,624	$44,411	$55,072

Capital expenditures:
Americas	$3,767	$1,211	$6,695	$2,439
Asia	5,926	836	10,315	6,794
Europe	317	334	1,408	542
Corporate	21	878	187	1,062
	$10,031	$3,259	$18,605	$10,837

	June 30,	December 31,
	2008	2007

Total assets:
Americas	$815,125	$853,562
Asia	534,818	514,078
Europe	151,632	140,948
Corporate and other	224,616	254,260
	$1,726,191	$1,762,848

The following enterprise-wide information is provided in accordance with SFAS No. 131. Geographic net sales information reflects the destination of the product shipped. Long-lived assets information is based on the physical location of the asset.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Geographic net sales:
United States	$499,153	$583,503	$1,035,563	$1,150,191
Asia	61,858	40,561	109,917	87,268
Europe	109,791	121,519	202,415	251,844
Other Foreign	11,614	10,712	18,830	19,474
	$682,416	$756,295	$1,366,725	$1,508,777

	June 30,	December 31,
	2008	2007

Long-lived assets:
United States	$80,100	$86,602
Asia	70,497	69,062
Europe	10,554	10,147
Other	11,395	8,021
	$172,546	$173,832

Note 9 – Supplemental Cash Flow Information
The following is additional information concerning supplemental disclosures of cash payments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Income taxes paid (refunded), net	$3,233	$(866)	$2,463	$(52)
Interest paid	346	539	715	1,059

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

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP No. 142-3). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). FSP No. 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise, and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. FSP No. 142-3 shall be applied prospectively to intangible assets acquired after the effective date. Early adoption of FSP No. 142-3 is prohibited. The Company is currently evaluating the impact that FSP No. 142-3 will have on its financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements presented in conformity with U.S. generally accepted accounting principles.

SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The implementation of this standard will not have a material impact on the Company’s consolidated financial position and results of operations.

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

The Company recognized restructuring charges during 2007 related to reductions in workforce and the re-sizing of certain facilities. These charges were recorded pursuant to plans developed and approved by management. Restructuring charges associated with these realignment efforts primarily related to the closure of our Redmond, Washington facility, the transfer of the Company’s printed circuit board assembly (PCBA) operations in Dublin, Ireland to Brasov, Romania and the consolidation and resizing of certain other facilities.

The following table summarizes the provisions, the respective payments and the remaining accrued balance as of June 30, 2008 for estimated restructuring charges incurred during 2007:

		Facility	Other
		Lease	Exit	Total
	Severance	Costs	Costs	Costs

Balance as of December 31, 2007	$171	$1,011	$541	$1,723
Provision for charges incurred	—	(143)	—	(143)
Payments	(171)	(230)	(484)	(885)

Balance as of March 31, 2008	—	638	57	695
Provision for charges incurred	—	—	(57)	(57)
Payments	—	(121)	—	(121)
Balance as of June 30, 2008	$—	$517	$—	$517

Accruals related to restructuring activities are recorded in accrued liabilities in the accompanying consolidated balance sheets.

The Company also recorded an assumed liability for expected involuntary employee termination costs and facility closures in connection with the acquisition of Pemstar. Costs associated with restructuring activities related to a purchase business combination are accounted for in accordance with Emerging Issue Task Force Issue (EITF) No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”. Accordingly, costs associated with such plans are recorded as a liability assumed as of the consummation date of the purchase business combination and included in the cost of the acquired entity. The following table summarizes the provisions, the respective payments, activity and remaining accrued balance as of June 30, 2008 related to restructuring costs recorded pursuant to EITF No. 95-3 during 2007:

	Facility	Other
	Lease	Exit	Total
	Costs	Costs	Costs

Balance as of December 31, 2007	$808	$1,617	$2,425
Payments	(160)	(194)	(354)
Non-cash charges incurred	—	(452)	(452)
Foreign exchange adjustments	40	69	109
Balance as of March 31, 2008	688	1,040	1,728
Provision for charges incurred	(1)	(511)	(512)
Payments	(2)	(139)	(141)
Foreign exchange adjustments	(112)	104	(8)
Balance as of June 30, 2008	$573	$494	$1,067

During the three months ended June 30, 2008, the Company recognized $0.7 million of employee termination costs associated with the involuntary terminations of employees in connection with reductions in workforce of certain facilities. These charges were recorded pursuant to plans developed and approved by management. As of June 30, 2008, the remaining accrued balance was $0.4 million, which the Company expects to pay by September 30, 2008.

Note 13 – Share Repurchase
On July 25, 2007, the Board of Directors of the Company approved the repurchase of up to $125 million of the Company’s outstanding common shares. During the six month period ending June 30, 2008, the Company repurchased a total of 3.9 million common shares for $66.6 million at an average price of $17.10 per share. See Note 15.

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

As of June 30, 2008, $1.0 million of short-term investments and $58.4 million (par value) of long-term investments were recorded at fair value. The long-term investments consist of auction rate securities that were reclassified from short-term during the three months ended March 31, 2008, due to the overall changes that have occurred in the global credit and capital markets that have led to failed auctions. These failed auctions have impacted the liquidity of these investments and have resulted in our continuing to hold these securities beyond their typical auction reset dates.

The adoption of SFAS No. 157 impacted the calculation of fair value associated with the Company’s investments. The short-term investments, consisting of a municipal bond, were valued using Level 1 inputs. The long-term investments, consisting of auction rate securities, were valued using Level 2 inputs.

During the three and six months ended June 30, 2008, the Company recorded an unrealized gain of $0.4 million and an unrealized loss of $2.9 million, respectively, on the long-term investments. The Company has determined that this reduction in fair value is temporary, after considering factors including that the decline in fair value occurred in the first quarter of 2008 as a result of the market dislocations that caused the auction process to fail and not because of any deterioration in the credit quality or actual performance of the underlying securities. In addition to this, the Company does have the ability and intent to hold these investments for a period of time sufficient to allow for the anticipated recovery in the market value. This unrealized loss reduced the fair value of the Company’s auction rate securities as of June 30, 2008 to $55.5 million. These securities are classified as long-term investments due to the contractual maturity of the underlying securities being over ten years, and the cumulative unrealized loss is included as a component of other comprehensive income within shareholders’ equity in the Company’s balance sheet.

Note 15 – Subsequent Event
On July 21, 2008, the Company completed the repurchase of 6.8 million of its common shares under the $125 million share repurchase program approved in July 2007. On July 24, 2008, the Board of Directors of the Company approved the additional repurchase of up to $100 million of the Company’s outstanding common shares. Share purchases may be made in the open market, in privately negotiated transactions or block transactions, at the discretion of the Company's management and as market conditions warrant. Purchases will be funded from available cash and may be commenced, suspended or discontinued at any time without prior notice. Shares repurchased under the program will be retired.

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

As our customers have continued to expand their globalization strategy during the past several years, we have made the necessary changes to align our business operations with our customers’ demand. These changes include, among other activities, moving production between facilities, reducing staff levels, realigning our business processes and reorganizing our management. During the three months ended June 30, 2008, the Company recognized $0.7 million (pre-tax) of employee termination costs associated with the involuntary terminations of employees in connection with reductions in workforce of certain facilities. During the year ended December 31, 2007, we incurred $4.7 million (pre-tax) of restructuring charges, primarily related to the closure of our Redmond, Washington facility, the transfer of the Company’s printed circuit board assembly (PCBA) operations in Dublin, Ireland to Brasov, Romania and the consolidation and resizing of certain other facilities, as we continued to expand our low-cost capacity while realigning and further strengthening our global footprint to support continued business opportunities. In connection with the acquisition of Pemstar Inc. (Pemstar) on January 8, 2007, a total of $7.0 million (pre-tax) in integration costs were incurred during the year ended December 31, 2007. These costs included redundant operating costs.

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

We recognize revenue from the sale of circuit board assemblies, systems and excess inventory when the goods are shipped, title and risk of ownership have passed, the price to the buyer is fixed and determinable and collectibility is reasonably assured. Revenue from design, development and engineering services is recognized when the services are performed and collectibility is reasonably certain. Such services provided under fixed price contracts are accounted for using the percentage of completion method. We assume no significant obligations after product shipment as we typically warrant workmanship only. Therefore, our warranty provisions are immaterial.

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

Summary of Results
Sales for the three months ended June 30, 2008 decreased 10% to $682.4 million compared to $756.3 million for the same period of 2007. Sales to our largest customer, Sun Microsystems, Inc., represented 17% of our sales in the second quarter 2008 compared to 25% of our sales in the second quarter of 2007. Sales to this customer decreased $71.8 million from $186.6 million in the second quarter of 2007 to $114.8 million in the second quarter of 2008. This decrease is primarily attributable to a combination of reduced demand for certain maturing products and partly due to the timing of certain product transitions.

Our gross profit as a percentage of sales decreased to 6.7% in the three months ended June 30, 2008 from 7.2% in same period of 2007 due primarily to lower sales volumes which resulted in under-absorbed fixed costs such as facility and personnel expenses. We do experience fluctuations in gross profit from period to period. Comparing 2008 to 2007, the fluctuations were due primarily to changes in production levels, production mix, inventory levels, new program ramps, product crossovers and other factors. Different programs can contribute different gross profits depending on factors such as the types of services involved, location of production, size of the program, complexity of the product, and level of material costs associated with the various products. New programs can contribute relatively less to our gross profit in their early stages when manufacturing volumes are usually lower, resulting in inefficiencies and unabsorbed manufacturing overhead costs. In addition, new and higher volume programs remain subject to competitive constraints that could exert downward pressure on our margins.

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

Goodwill and intangible assets that have indefinite useful lives are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss would be recognized to the extent that the carrying amount exceeds the asset’s fair value. We completed the annual impairment test during the fourth quarter of 2007 and determined that no impairment existed as of the date of the impairment test. Goodwill and intangible assets are measured at the reporting unit level, which we have determined to be consistent with our operating segments as defined in Note 8 to the Condensed Consolidated Financial Statements in Item 1 of this report, by determining the fair values of the reporting units using a discounted cash flow model and comparing those fair values to the carrying values, including goodwill, of the reporting unit. As of June 30, 2008, we had net goodwill of approximately $285.1 million. Circumstances that may lead to impairment of goodwill include unforeseen decreases in future performance or industry demand, and the restructuring of our operations as a result of a change in our business strategy.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	93.3	92.8	93.3	92.8
Gross profit	6.7	7.2	6.7	7.2
Selling, general and administrative expenses	3.3	3.2	3.4	3.1
Amortization of intangibles	0.1	0.1	0.1	0.1
Restructuring charges	—	0.3	—	0.4
Income from operations	3.4	3.6	3.3	3.6
Other income, net	0.3	0.4	0.5	0.3
Income before income taxes	3.7	4.0	3.8	3.9
Income tax expense	0.4	0.6	0.5	0.6
Net income	3.3%	3.4%	3.3%	3.3%

Sales

Sales for the second quarter of 2008 were $682.4 million, a 10% decrease from sales of $756.3 million for the same quarter in 2007. Sales for the six months ended June 30, 2008 were $1.4 billion, a 9% decrease from sales of $1.5 billion for the same period in 2007. The following table sets forth, for the periods indicated, the percentages of our sales by industry sector.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Computers & related products for business
enterprises	48%	54%	49%	53%
Telecommunication equipment	17	14	17	14
Industrial control equipment	16	12	15	13
Medical devices	14	13	14	13
Testing & instrumentation products	5	7	5	7
	100%	100%	100%	100%

A substantial percentage of our sales have been made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. Sales to our largest customer decreased $71.8 million from $186.6 million in the second quarter of 2007 to $114.8 million in the second quarter of 2008. Sales to our largest customer decreased $133.0 million from $373.3 million in the first six months of 2007 to $240.3 million in the first six months of 2008. This decrease is primarily attributable to a combination of reduced demand for certain maturing products and partly due to the timing of certain product transitions. Our future sales are dependent on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on us.

Our international operations are subject to the risks of doing business abroad. These risks have not had a material adverse effect on our results of operations through June 30, 2008. However, we can make no assurances that there will not be an adverse impact in the future. See Part II, Item 1A for factors pertaining to our international sales and fluctuations in the exchange rates of foreign currency and for further discussion of potential adverse effects in operating results associated with the risks of doing business abroad. During the first six months of 2008 and 2007, 48% and 40%, respectively, of our sales were from our international operations.

Gross Profit

Gross profit decreased 16% to $46.0 million for the three months ended June 30, 2008 from $54.5 million in the same period of 2007 and decreased 16% to $91.2 million for the six months ended June 30, 2008 from $109.0 million in the same period of 2007 due primarily to lower sales volumes. Gross profit as a percentage of sales decreased to 6.7% during the second quarter of 2008 from 7.2% in 2007 and decreased to 6.7% during the first six months of 2008 from 7.2% in 2007 primarily due to lower sales volumes which resulted in under-absorbed fixed costs such as facility and personnel expenses. We do experience fluctuations in gross profit from period to period. Comparing 2008 to 2007, the fluctuations were due primarily to changes in production levels, production mix, inventory levels, new program ramps, product crossovers and other factors. Different programs can contribute different gross profits depending on factors such as the types of services involved, location of production, size of the program, complexity of the product, and level of material costs associated with the various products. New programs can contribute relatively less to our gross profit in their early stages when manufacturing volumes are usually lower, resulting in inefficiencies and unabsorbed manufacturing overhead costs. In addition, new and higher volume programs remain subject to competitive constraints that could exert downward pressure on our margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 6% to $22.7 million in the second quarter of 2008 from $24.2 million in the second quarter of 2007 and decreased 3% to $45.9 million in the first six months of 2008 from $47.5 million in the first six months of 2007. The decrease in selling, general and administrative expenses is primarily due to reduced overhead resulting from cost controls and lower variable compensation and employee related expenses. Selling, general and administrative expenses, as a percentage of sales, were 3.3% and 3.2%, respectively, for the second quarter of 2008 and 2007, and 3.4% and 3.1%, respectively, for the first six months of 2008 and 2007. The increase in selling, general and administrative expenses as a percentage of sales is primarily associated with the impact of lower sales volumes in 2008.

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

Interest Income

Interest income for the six-month periods ended June 30, 2008 and 2007 was $5.2 million and $4.4 million, respectively. The increase is due to the increase in available cash invested in interest-bearing accounts and investments.

Interest Expense

Interest expense for the six-month periods ended June 30, 2008 and 2007 was $0.7 million and $1.4 million, respectively. The decrease is due to the repayment of the debt assumed in the acquisition of Pemstar in 2007. See Note 5 to the Condensed Consolidated Financial Statements in Item 1 of this report.

Income Tax Expense

Income tax expense of $6.2 million represented an effective tax rate of 12.1% for the six months ended June 30, 2008, compared with $8.6 million at an effective tax rate of 14.6% for the same period in 2007. The decrease in the effective tax rate is primarily due to an increase in the percentage of pre-tax income earned in foreign locations in the first six months of 2008 as compared to the first six months of 2007. See Note 7 to the Condensed Consolidated Financial Statements in Item 1 of this report.

Net Income

We reported net income of approximately $45.1 million, or diluted earnings per share of $0.66 for the first six months of 2008, compared with net income of approximately $50.4 million, or diluted earnings per share of $0.69 for the same period of 2007. The net decrease of $5.3 million from 2007 was primarily due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES
We have historically financed our growth and operations through funds generated from operations, proceeds from the sale and maturity of our investments and funds borrowed under our credit facilities. Cash and cash equivalents increased to $288.0 million at June 30, 2008 from $199.2 million at December 31, 2007.

Cash provided by operating activities was $48.4 million in 2008. The cash provided by operations during 2008 consisted primarily of $45.1 million of net income adjusted for $20.2 million of depreciation and amortization, a $15.3 million decrease in accounts receivable, and a $16.7 million decrease in prepaid expenses and other assets, offset by a $29.3 million increase in inventories and a $20.3 million decrease in accounts payable. Working capital was $817.9 million at June 30, 2008 and $884.2 million at December 31, 2007. As of June 30, 2008, the $55.5 million of long-term investments consist of auction rate securities that were reclassified to long-term during the three months ended March 31, 2008, due to the overall changes that have occurred in the global credit and capital markets that have led to failed auctions. These failed auctions have impacted the liquidity of these investments and have resulted in our continuing to hold these securities beyond their typical auction reset dates. The decrease in working capital during 2008 is primarily a result of this reclassification from short-term to long-term investments, in addition to other items.

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

Cash provided by investing activities was $105.0 million for the six months ended June 30, 2008 primarily due to the sales of investments offset by additional purchases of property, plant and equipment and investments. Capital expenditures of $18.5 million were primarily concentrated in manufacturing production equipment in Asia to support our ongoing business and to expand certain existing manufacturing operations.

Cash used in financing activities was $64.3 million for the six months ended June 30, 2008. On July 25, 2007, our Board of Directors approved the repurchase of up to $125 million of our outstanding common shares. During the six months ended June 30, 2008, share repurchases totaled $66.6 million. During 2008, we received $2.3 million from the exercise of stock options and $0.5 million in federal tax benefits of stock options exercised. Principal payments of long-term debt and capital lease obligations were $0.2 million in 2008.

Under the terms of a Credit Agreement (the Credit Agreement), we have a $100.0 million five-year revolving credit facility for general corporate purposes with a maturity date of December 21, 2012. The Credit Agreement includes an accordion feature under which total commitments under the facility may be increased by an additional $100 million, subject to satisfaction of certain conditions. Interest on outstanding borrowings under the Credit Agreement is payable quarterly, at our option, at LIBOR plus 0.75% to 1.75% or a prime rate plus 0.00% to 0.25%, based upon our debt ratio as specified in the Credit Agreement. A commitment fee of 0.15% to 0.35% per annum (based upon our debt ratio) on the unused portion of the revolving credit line is payable quarterly in arrears. As of June 30, 2008, we had no borrowings outstanding under the Credit Agreement, $0.3 million letters of credit outstanding and $99.7 million was available for future borrowings.

The Credit Agreement is secured by our domestic inventory and accounts receivable, 100% of the stock of our domestic subsidiaries, and 65% of the voting capital stock of each direct foreign subsidiary and substantially all of our and our domestic subsidiaries’ other tangible and intangible assets. The Credit Agreement contains customary financial covenants as to working capital, debt leverage, fixed charges, and consolidated net worth, and restricts our ability to incur additional debt, pay dividends, sell assets and to merge or consolidate with other persons.

Our Thailand subsidiary has a credit agreement with Kasikornbank Public Company (the Thai Credit Agreement). The Thai Credit Agreement provides that the lender will make available to our Thailand subsidiary up to approximately $16 million in revolving loans and machinery loans. The Thai Credit Agreement is secured by land, buildings and machinery in Thailand. In addition, the Thai Credit Agreement provides for approximately $1.8 million (62 million Thai baht) in working capital availability in the form of working capital loans (10 million Thai baht) and bank guarantees (52 million Thai baht). Availability of funds under the Thai Credit Agreement is reviewed annually and is currently accessible through September 2008. As of June 30, 2008, our Thailand subsidiary had no working capital borrowings outstanding.

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

As of June 30, 2008, we had cash and cash equivalents totaling $288.0 million, short-term investments totaling $1.0 million and $99.7 million available for borrowings under our revolving credit line. We believe that during the next twelve months, our capital expenditures will be approximately $35 to $40 million, principally for machinery and equipment to support our ongoing business around the globe, in addition to our planned expansion in Asia, primarily a new building in China. On July 21, 2008, the Company completed the repurchase of 6.8 million shares under the $125 million share repurchase program approved in July 2007. On July 24, 2008, our Board of Directors approved the additional repurchase of up to $100 million of our outstanding common shares. We are under no commitment or obligation to repurchase any particular amount of common shares and share purchases may be suspended at any time at management’s discretion. Management believes that our existing cash and short-term investment balances and funds generated from operations will be sufficient to permit us to meet our liquidity requirements over the next twelve months. Management further believes that our ongoing cash flows from operations and any borrowings we may incur under our credit facilities will enable us to meet operating cash requirements in future years. Should we desire to consummate significant acquisition opportunities, our capital needs would increase and could possibly result in our need to increase available borrowings under our revolving credit facility or access public or private debt and equity markets. There can be no assurance, however, that we would be successful in raising additional debt or equity on terms that we would consider acceptable.

CONTRACTUAL OBLIGATIONS

We have certain contractual obligations for operating leases that were summarized in a table of Contractual Obligations in our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes to our contractual obligations, outside of the ordinary course of our business, since December 31, 2007.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2008, we did not have any significant off-balance sheet arrangements.

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

We do not use derivative financial instruments for speculative purposes. As of June 30, 2008, we did not have any foreign currency hedges. In the future, significant transactions involving our international operations may cause us to consider engaging in hedging transactions to attempt to mitigate our exposure to fluctuations in foreign exchange rates. These exposures are primarily, but not limited to, vendor payments and inter-company balances in currencies other than the currency in which our foreign operations primarily generate and expend cash. Our international operations in some instances operate in a natural hedge because both operating expenses and a portion of sales are denominated in local currency. Our sales are substantially denominated in U.S. dollars. Our foreign currency cash flows are generated in certain Asian and European countries, Mexico and Brazil.

We are also exposed to market risk for changes in interest rates, a portion of which relates to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place cash and cash equivalents and investments with various major financial institutions. We protect our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by generally investing in investment grade securities. As of June 30, 2008, the outstanding amount in the short-term and long-term investment portfolio included $55.5 million of auction rate securities and $1.0 of municipal bonds with an average return of approximately 2.9%.

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

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds.

(b) The following table provides information about the Company repurchases of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the quarter ended June 30, 2008, at a total cost of $36.8 million:

ISSUER PURCHASES OF EQUITY SECURITIES
(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares (or	Dollar Value)
			Units)	of Shares (or
			Purchased as	Units) that
	(a) Total		Part of	May Yet Be
	Number of	(b) Average	Publicly	Purchased
	Shares (or	Price Paid per	Announced	Under the
	Units)	Share (or	Plans or	Plans or
Period	Purchased (1)	Unit) (2)	Programs	Programs (3)
April 1 to 30, 2008	855,400	$17.77	855,400	$20.0 million
May 1 to 31, 2008	406,700	$17.73	406,700	$12.7 million
June 1 to 30, 2008	420,000	$17.46	420,000	$5.4 million
Total	1,682,100	$17.68	1,682,100

(1) All share repurchases were made on the open market.
(2) Average price paid per share is calculated on a settlement basis and excludes commission.
(3) On July 25, 2007, the Board of Directors of the Company approved the repurchase of up to $125 million of the Company’s outstanding common shares. During the period from April 1 to June 30, 2008, the Company repurchased a total of 1,682,100 common shares for $29.8 million at an average price of $17.68 per share. During the period from July 25, 2007 through June 30, 2008, we repurchased a total of 6,491,731 common shares for $119.6 million at an average price of $18.39 per share. All share purchases were made in the open market and the shares repurchased through June 30, 2008 were retired.

Item 4. Submission of Matters to a Vote of Security Holders.

(a) - (c) At the Annual Meeting of Shareholders held on May 7, 2008, the Company’s nominees for directors to serve until the 2008 Annual Meeting of Shareholders were elected and the appointment of KPMG LLP as the independent auditors for the Company for the fiscal year ended December 31, 2008 was ratified.

With respect to the election of directors, the voting was as follows:

Nominee	For	Withheld
Donald E. Nigbor	59,555,159	6,202,024
Cary T. Fu	62,527,905	3,229,278
Steven A. Barton	56,476,875	9,280,308
Michael R. Dawson	65,282,732	474,451
Peter G. Dorflinger	63,384,223	2,372,960
Douglas G. Duncan	65,283,277	473,906
Laura W. Lang	65,226,154	531,029
Bernee D. L. Strom	65,235,731	521,452

With respect to the ratification of the appointment of KPMG LLP as the independent registered public accounting firm of the Company, the voting was as follows:

For	Against	Abstain	Non-Vote
65,359,232	356,261	41,690	—

Item 6. Exhibits.

31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 8, 2008.

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