Form 10-Q
period 2008-09-30
BENCHMARK ELECTRONICS INC
filed 2008-11-07
CIK 863436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q
_______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008.

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of November 7, 2008 there were 65,112,698 Common Shares of Benchmark Electronics, Inc., par value $0.10 per share, outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30,	December 31,
(in thousands, except par value)	2008	2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$341,361	$199,198
Short-term investments	—	182,825
Accounts receivable, net of allowance for doubtful
accounts of $982 and $1,406, respectively	415,455	485,907
Inventories, net	362,692	361,952
Prepaid expenses and other assets	38,529	60,847
Deferred income taxes	12,675	14,562
Total current assets	1,170,712	1,305,291
Long-term investments	47,907	—
Property, plant and equipment, net of accumulated
depreciation of $253,932 and $233,439 respectively	141,745	144,182
Goodwill, net	283,194	283,725
Other, net	25,810	29,650
	$1,669,368	$1,762,848
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term
debt and capital lease obligations	$273	$430
Accounts payable	289,725	359,422
Income taxes payable	76	1,699
Accrued liabilities	58,621	59,509
Total current liabilities	348,695	421,060
Long-term debt and capital lease obligations, less
current installments	11,749	12,096
Other long-term liabilities	29,337	31,762
Deferred income taxes	12,164	9,408
Shareholders’ equity:
Preferred shares, $0.10 par value; 5,000 shares
authorized, none issued	—	—
Common shares, $0.10 par value; 145,000 shares
authorized; issued - 65,822 and 70,687, respectively;
outstanding - 65,711 and 70,576, respectively	6,571	7,058
Additional paid-in capital	743,334	793,272
Retained earnings	525,222	486,848
Accumulated other comprehensive income (loss)	(7,432)	1,616
Less treasury shares, at cost; 111 shares	(272)	(272)
Total shareholders’ equity	1,267,423	1,288,522
Commitments and contingencies
	$1,669,368	$1,762,848

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
(in thousands, except per share data)
Sales	$641,672	$672,595	$2,008,397	$2,181,372
Cost of sales	597,376	633,818	1,872,859	2,033,612
Gross profit	44,296	38,777	135,538	147,760
Selling, general and
administrative expenses	21,329	21,999	67,266	69,466
Amortization of intangibles	446	447	1,340	1,341
Restructuring charges and integration costs	253	1,451	253	7,001
Income from operations	22,268	14,880	66,679	69,952
Interest income	1,680	3,106	6,909	7,555
Interest expense	(378)	(411)	(1,102)	(1,786)
Other income (expense)	(790)	725	1,547	1,578
Income before income taxes	22,780	18,300	74,033	77,299
Income tax benefit (expense)	1,145	3,709	(5,057)	(4,893)
Net income	$23,925	$22,009	$68,976	$72,406

Earnings per share:
Basic	$0.36	$0.30	$1.02	$1.00
Diluted	$0.36	$0.30	$1.01	$0.99

Weighted-average number of shares outstanding:
Basic	66,268	72,951	67,693	72,314
Diluted	66,630	73,626	68,251	73,313

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
(in thousands)
Net income	$23,925	$22,009	$68,976	$72,406
Other comprehensive income:
Foreign currency translation adjustments	(8,753)	2,793	(3,280)	6,263
Unrealized loss on investments	(2,852)	—	(5,768)	—
Comprehensive income	$12,320	$24,802	$59,928	$78,669

The components of accumulated other comprehensive income (loss) are as follows:

	September 30,	December 31,
(in thousands)	2008	2007
Cumulative foreign currency translation gains (losses)	$(1,664)	$1,616
Unrealized loss on investments	(5,768)	—
Accumulated other comprehensive income (loss)	$(7,432)	$1,616

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders’ Equity
(unaudited)

					Accumulated
			Additional		other		Total
		Common	paid-in	Retained	comprehensive	Treasury	shareholders’
(in thousands)	Shares	shares	capital	earning	income (loss)	shares	equity
Balances, December 31, 2007	70,576	$7,058	$793,272	$486,848	$1,616	$(272)	$1,288,522
Stock-based compensation expense	—	—	2,432	—	—	—	2,432
Shares repurchased and retired	(5,204)	(521)	(55,950)	(30,602)	—	—	(87,073)
Stock options exercised	300	30	2,792	—	—	—	2,822
Issuance of restricted shares	39	4	(4)	—	—	—	—
Federal tax benefit of
stock options exercised	—	—	792	—	—	—	792
Comprehensive income (loss)	—	—	—	68,976	(9,048)	—	59,928
Balances, September 30, 2008	65,711	$6,571	$743,334	$525,222	$(7,432)	$(272)	$1,267,423

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2008	2007
Cash flows from operating activities:
Net income	$68,976	$72,406
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	30,329	32,003
Deferred income taxes	4,643	7,256
Gain on the sale of property, plant and equipment	(46)	(511)
Asset impairments	—	273
Stock-based compensation expense	2,432	2,440
Federal tax benefit of disqualified dispositions	266	795
Changes in operating assets and liabilities, net of effects
from acquisitions:
Accounts receivable	69,521	146,553
Inventories	(1,945)	113,795
Prepaid expenses and other assets	23,127	7,030
Accounts payable	(69,113)	(123,155)
Accrued liabilities	1,118	(26,058)
Income taxes	(4,475)	(6,094)
Net cash provided by operations	124,833	226,733
Cash flows from investing activities:
Purchases of investments	(162,709)	(375,850)
Proceeds from sales and maturities of investments	291,850	260,870
Additions to property, plant and equipment	(24,980)	(12,257)
Proceeds from the sale of property, plant and equipment	235	1,889
Other	—	400
Additions to purchased software	(133)	(1,626)
Net cash acquired in acquisitions	—	181
Net cash provided by (used in) investing activities	104,263	(126,393)
Cash flows from financing activities:
Proceeds from stock options exercised	2,822	8,793
Federal tax benefit of disqualified dispositions	526	1,635
Principal payments on long-term debt and capital lease obligations	(539)	(88,657)
Proceeds from long-term debt	—	16,760
Share repurchases	(87,073)	(2,407)
Debt issuance cost	(234)	—
Net cash used in financing activities	(84,498)	(63,876)
Effect of exchange rate changes	(2,435)	3,245
Net increase in cash and cash equivalents	142,163	39,709
Cash and cash equivalents at beginning of year	199,198	123,872
Cash and cash equivalents at September 30	$341,361	$163,581

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

Note 2 - Stock-Based Compensation
The Company’s stock awards plan permits the grant of a variety of types of awards, including stock options, restricted stock awards, stock appreciation rights, performance awards, and phantom stock awards, or any combination thereof, to key employees of the Company. Stock options are granted to employees with an exercise price equal to the market price of the Company’s stock on the date of grant, vest over a four-year period from the date of grant and have a term of ten years. Restricted shares granted to employees vest over a four-year period from the date of grant, subject to the continued employment of the employee by the Company. Members of the Board of Directors of the Company who are not employees of the Company participate in a separate stock option plan that provides for the granting of stock options upon the occurrence of the non-employee director’s election or re-election to the Board of Directors. All awards under the non-employee director stock option plan are fully vested upon the date of grant and have a term of ten years. As of September 30, 2008, 5.1 million additional options or other equity awards may be granted under the Company’s existing plans.

Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The total compensation cost recognized for equity awards was $0.4 million and $2.4 million for the three and nine month periods ended September 30, 2008, and $0.6 million and $2.4 million for the three and nine month periods ended September 30, 2007. The compensation expense for stock-option awards includes an estimate for forfeitures and is recognized over the vesting period of the options using the straight-line method. SFAS No. 123R requires that cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards (excess tax benefits) be classified as cash flows from financing activities. Awards of restricted shares are valued at the closing market price of the Company’s stock on the date of grant.

As of September 30, 2008, there was approximately $5.6 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 2.1 years.

The Company did not issue any options during the three months ended September 30, 2008 and 2007. During the nine months ended September 30, 2008 and 2007, the Company issued 51 thousand and 420 thousand options, respectively. In connection with the January 8, 2007 acquisition of Pemstar Inc. (Pemstar), all outstanding Pemstar options were converted into 369 thousand options of the Company on January 8, 2007. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions used to value the options granted and the options converted from Pemstar during the three and nine months ended September 30, 2008 and 2007, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Expected term of options	—	—	7.0 years	2.7 years
Expected volatility	—	—	42%	29%
Risk-free interest rate	—	—	3.67%	4.83%
Dividend yield	—	—	zero	zero

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

The weighted-average fair value per option granted during the nine months ended September 30, 2008 was $8.64. The total cash received as a result of stock option exercises for the nine months ended September 30, 2008 and 2007 was approximately $2.8 million and $8.8 million, respectively, and the tax benefit realized as a result of the stock option exercises was $0.8 million and $2.4 million, respectively. For the nine months ended September 30, 2008 and 2007, the total intrinsic value of stock options exercised was $2.4 million and $7.7 million, respectively.

The following table summarizes the activities relating to the Company’s stock options during the nine months ended September 30, 2008:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value
Outstanding at December 31, 2007	5,875	$19.15	6.32
Granted	51	$17.43
Exercised	(300)	$9.41
Forfeited or expired	(293)	$23.30
Outstanding at September 30, 2008	5,333	$19.45	5.82	$4,699
Exercisable at September 30, 2008	3,355	$17.84	4.38	$4,699

The aggregate intrinsic value in the table above is before income taxes and is calculated as the difference between the exercise price of the underlying options and the Company’s closing stock price of $14.08 as of the last business day of the period ended September 30, 2008 for options that had exercise prices that were lower than the closing price.

The following table summarizes the activities related to the Company’s restricted shares during the nine months ended September 30, 2008:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Non-vested shares outstanding at December 31, 2007	—	—
Granted	39	$17.54
Non-vested shares outstanding at September 30, 2008	39	$17.54

As of September 30, 2008, there was $0.6 million of total unrecognized compensation cost related to restricted share awards. That cost is expected to be recognized over a weighted-average period of 3.46 years. As of September 30, 2008, there were no vested restricted shares.

Note 3 - Earnings Per Share

Basic earnings per share is computed using the weighted-average number of shares outstanding, adjusted for restricted shares. Diluted earnings per share is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding stock equivalents and contingently returnable restricted shares, during the three and nine months ended September 30, 2008 and 2007. Stock equivalents include common shares issuable upon the exercise of stock options and other equity instruments, and are computed using the treasury stock method. The following table sets forth the calculation of basic and diluted earnings per share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Numerator for basic earnings per share -
net income	$23,925	$22,009	$68,976	$72,406
Interest expense on convertible debt, net
of tax	—	—	—	147
Numerator for diluted earnings per share	$23,925	$22,009	$68,976	$72,553
Denominator for basic earnings per share -
weighted-average number of common
shares outstanding during the period	66,268	72,951	67,693	72,314
Incremental common shares attributable to
exercise of outstanding dilutive options	276	526	455	699
Incremental common shares attributable to
conversion of 6.5% convertible debt	—	—	—	160
Incremental common shares attributable
to exercise of warrants	47	149	75	140
Incremental common shares attributable to
contingently returnable restricted shares	39	—	28	—
Denominator for diluted earnings per share	66,630	73,626	68,251	73,313
Basic earnings per share	$0.36	$0.30	$1.02	$1.00
Diluted earnings per share	$0.36	$0.30	$1.01	$0.99

Options to purchase 4.0 million and 3.7 million common shares for the three and nine months ended September 30, 2008, respectively, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares for the respective periods. Options to purchase 1.5 million and 3.0 million common shares for the three and nine months ended September 30, 2007, respectively, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares for the respective periods.

As of September 30, 2008, the Company has outstanding warrants to purchase common shares as follows:

Shares	Exercise Price	Expiration Date
126	$14.25	May 1, 2009
160	$12.50	May 1, 2009
40	$10.125	July 18, 2009

These warrants were assumed on January 8, 2007 in connection with an acquisition.

Note 4 - Goodwill and Other Intangible Assets
Goodwill associated with each of the Company’s business segments and changes in those amounts during the nine-month period ended September 30, 2008 were as follows:

	Americas	Asia	Europe	Total
Goodwill, December 31, 2007	$226,122	$37,912	$19,691	$283,725
Currency translation adjustment	(21)	—	(510)	(531)
Goodwill, September 30, 2008	$226,101	$37,912	$19,181	$283,194

Other assets consist primarily of acquired identifiable assets and capitalized purchased software costs. Identifiable intangible assets and changes in those amounts during the nine-month period ended September 30, 2008 were as follows:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Customer relationships, December 31, 2007	$18,052	$(1,864)	$16,188
Amortization of intangibles	—	(1,340)	(1,340)
Currency translation adjustment	(48)	13	(35)
Customer relationships, September 30, 2008	$18,004	$(3,191)	$14,813

Amortization of these intangible assets for 2008 through 2017 will be approximately $1.8 million per year.

Note 5 - Borrowing Facilities
Long-term debt and capital lease obligations outstanding as of September 30, 2008 and December 31, 2007 consists of the following:

	September 30,	December 31,
	2008	2007
Long-term debt	$8	$192
Capital lease obligations	12,014	12,334
Total	12,022	12,526
Less current installments	273	430
Long-term debt and capital lease obligations,
less current installments	$11,749	$12,096

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

Interest on outstanding borrowings under the Credit Agreement is payable quarterly, at the Company’s option, at either LIBOR plus 0.75% to 1.75% or a prime rate plus 0.00% to 0.25%, based upon the Company’s debt ratio as specified in the Credit Agreement. A commitment fee of 0.15% to 0.35% per annum (based upon the Company’s debt ratio) on the unused portion of the revolving credit line is payable quarterly in arrears. As of September 30, 2008, the Company had no borrowings outstanding under the Credit Agreement, $1.0 million in outstanding letters of credit and $99.0 million was available for future borrowings.

The Credit Agreement is secured by the Company’s domestic inventory and accounts receivable, 100% of the stock of the Company’s domestic subsidiaries, 65% of the voting capital stock of each direct foreign subsidiary and substantially all of the other tangible and intangible assets of the Company and its domestic subsidiaries. The Credit Agreement contains customary financial covenants as to working capital, debt leverage, fixed charges, and consolidated net worth, and restricts the ability of the Company to incur additional debt, pay dividends, sell assets, and to merge or consolidate with other persons. As of September 30, 2008, the Company was in compliance with all such covenants and restrictions.

The Company’s Thailand subsidiary has a credit agreement with Kasikornbank Public Company Limited (the Thai Credit Agreement). The Thai Credit Agreement provides that the lender will make available to the Company’s Thailand subsidiary up to approximately $16 million in revolving loans and machinery loans. The Thai Credit Agreement is secured by land, buildings and machinery in Thailand. In addition, the Thai Credit Agreement provides for approximately $1.8 million (62 million Thai baht) in working capital availability in the form of working capital loans (10 million Thai baht) and bank guarantees (52 million Thai baht). Availability of funds under the Thai Credit Agreement is reviewed annually and is currently accessible through September 2009. As of September 30, 2008, the Company’s Thailand subsidiary had no working capital borrowings outstanding.

Note 6 - Inventories
Inventory costs are summarized as follows:

	September 30,	December 31,
	2008	2007
Raw materials	$263,511	$262,765
Work in process	70,854	68,818
Finished goods	28,327	30,369
	$362,692	$361,952

Note 7 - Income Taxes
Income tax expense (benefit) consists of the following:

	Nine Months Ended
	September 30,
	2008	2007
Federal - Current	$(3,252)	$(3,638)
Foreign - Current	3,609	888
State - Current	57	387
Deferred	4,643	7,256
	$5,057	$4,893

Income tax expense differs from the amount computed by applying the U.S. federal statutory income tax rate to income before income tax primarily due to a tax benefit relating to a previously closed facility that generated a worthless stock deduction of $3.4 million in 2008, the impact of foreign income taxes, state income taxes (net of federal benefit) and tax-exempt interest income.

The Company considers earnings from foreign subsidiaries to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been made for these earnings. Upon distribution of foreign subsidiary earnings in the form of dividends or otherwise, such distributed earnings would be reportable for U.S. income tax purposes (subject to adjustment for foreign tax credits). Determination of the amount of any unrecognized deferred tax liability on these undistributed earnings is currently not practical.

The Company has been granted certain tax incentives, including tax holidays, for its subsidiaries in China, Ireland, Malaysia and Thailand. These tax incentives, including tax holidays, expire on various dates through 2012, and are subject to certain conditions with which the Company expects to comply. The net impact of these tax incentives was to lower income tax expense for the nine month periods ended September 30, 2008 and 2007 by approximately $13.1 million (approximately $0.20 per diluted share) and $12.1 million (approximately $0.16 per diluted share), respectively.

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

As of September 30, 2008, the total amount of the reserve for uncertain tax benefits including interest and penalties is $26.9 million. The reserve is classified as a current or long-term liability in the consolidated balance sheet based on the Company’s expectation of when the items will be settled in cash. The amount of accrued potential interest and penalties on unrecognized tax benefits included in the reserve as of September 30, 2008 is $2.2 million and $1.6 million, respectively. During the three months ended September 30, 2008, the reserve was reduced by $3.7 million primarily as a result of the expiration of the statute of limitations for a worthless stock deduction. No other material changes affected the reserve during the quarter. During the next twelve months, it is reasonably possible that the reserve for uncertain tax benefits will decrease by an additional $5.1 million mainly due to the expiration of the statute of limitations for additional worthless stock deductions and other prior year unrecognized tax benefits. As of September 30, 2008, the Company’s business locations in China, Ireland, Luxembourg, Malaysia, Mexico, the Netherlands, Singapore, Thailand and the United States remain open to examination by the various local taxing authorities, in total or in part, for fiscal years 2001 to 2008.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Sales:
Americas	$410,444	$458,499	$1,322,700	$1,591,600
Asia	234,766	254,763	714,430	710,695
Europe	58,487	74,553	199,891	272,875
Elimination of intersegment sales	(62,025)	(115,220)	(228,624)	(393,798)
	$641,672	$672,595	$2,008,397	$2,181,372
Depreciation and amortization:
Americas	$4,374	$5,628	$13,073	$15,937
Asia	4,108	4,492	12,556	12,394
Europe	733	629	2,039	1,882
Corporate	907	483	2,661	1,790
	$10,122	$11,232	$30,329	$32,003
Income from operations:
Americas	$9,043	$4,776	$31,360	$37,660
Asia	18,415	16,780	55,427	46,087
Europe	1,438	504	2,789	2,559
Corporate and intersegment eliminations	(6,628)	(7,180)	(22,897)	(16,354)
	$22,268	$14,880	$66,679	$69,952
Capital expenditures:
Americas	$2,427	$1,064	$9,122	$3,503
Asia	3,503	502	13,818	7,296
Europe	573	219	1,981	761
Corporate	5	1,261	192	2,323
	$6,508	$3,046	$25,113	$13,883

	September 30,	December 31,
	2008	2007
Total assets:
Americas	$759,561	$853,562
Asia	501,277	514,078
Europe	128,694	140,948
Corporate and other	279,836	254,260
	$1,669,368	$1,762,848

The following enterprise-wide information is provided in accordance with SFAS No. 131. Geographic sales information reflects the destination of the product shipped. Long-lived assets information is based on the physical location of the asset.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Geographic sales:
United States	$478,056	$515,964	$1,513,619	$1,666,155
Asia	54,451	35,858	164,368	123,126
Europe	98,374	114,004	300,789	365,848
Other Foreign	10,791	6,769	29,621	26,243
	$641,672	$672,595	$2,008,397	$2,181,372

	September 30,	December 31,
	2008	2007
Long-lived assets:
United States	$77,401	$86,602
Asia	69,927	69,062
Europe	9,403	10,147
Other	10,824	8,021
	$167,555	$173,832

Note 9 - Supplemental Cash Flow Information
The following is additional information concerning supplemental disclosures of cash payments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Income taxes paid, net	$1,667	$1,108	$4,130	$1,056
Interest paid	364	631	1,079	1,690

Note 10 - Contingencies
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

Note 11 - Impact of Recently Issued Accounting Standards
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

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP No. 157-3). FSP No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active and illustrates how an entity would determine fair value of a financial asset when the market for that financial asset is not active. FSP No. 157-3 provides guidance on how an entity’s own assumptions about cash flows and discount rates should be considered when measuring fair value when relevant market data does not exist, how observable market information in an inactive or dislocated market affects fair value measurements and how the use of broker and pricing service quotes should be considered when applying fair value measurements. FSP No. 157-3 is effective immediately as of September 30, 2008 and for all interim and annual periods thereafter. The adoption of FSP No. 157-3 did not have a material impact on the Company’s consolidated financial statements.

Note 12 - Restructuring Charges and Integration Costs
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

The following table summarizes the provisions, the respective payments and the remaining accrued balance as of September 30, 2008 for estimated restructuring charges incurred during 2007:

		Facility	Other
		Lease	Exit	Total
	Severance	Costs	Costs	Costs
Balance as of December 31, 2007	$171	$1,011	$541	$1,723
Provision for charges incurred	—	(143)	—	(143)
Payments	(171)	(230)	(484)	(885)
Balance as of March 31, 2008	—	638	57	695
Provision for charges incurred	—	—	(57)	(57)
Payments	—	(121)	—	(121)
Balance as of June 30, 2008	—	517	—	517
Payments	—	(183)	—	(183)
Balance as of September 30, 2008	$—	$334	$—	$334

Accruals related to restructuring activities are recorded in accrued liabilities in the accompanying consolidated balance sheets.

The Company also recorded an assumed liability for expected involuntary employee termination costs and facility closures in connection with the acquisition of Pemstar. Costs associated with restructuring activities related to a purchase business combination are accounted for in accordance with Emerging Issue Task Force Issue (EITF) No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”. Accordingly, costs associated with such plans are recorded as a liability assumed as of the consummation date of the purchase business combination and included in the cost of the acquired entity. The following table summarizes the provisions, the respective payments, activity and remaining accrued balance as of September 30, 2008 related to restructuring costs recorded pursuant to EITF No. 95-3 during 2007:

	Facility	Other
	Lease	Exit	Total
	Costs	Costs	Costs
Balance as of December 31, 2007	$808	$1,617	$2,425
Payments	(160)	(194)	(354)
Non-cash charges incurred	—	(452)	(452)
Foreign exchange adjustments	40	69	109
Balance as of March 31, 2008	688	1,040	1,728
Provision for charges incurred	(1)	(511)	(512)
Payments	(2)	(139)	(141)
Foreign exchange adjustments	(112)	104	(8)
Balance as of June 30, 2008	573	494	1,067
Foreign exchange adjustments	(41)	(36)	(77)
Balance as of September 30, 2008	$532	$458	$990

In addition, the Company recognized restructuring charges during 2008 related to reductions in workforce in certain facilities. These charges were recorded pursuant to plans developed and approved by management. During the three and nine months ended September 30, 2008, the Company recognized $0.3 million and $0.9 million of employee termination costs associated with the involuntary terminations of employees in connection with reductions in workforce of certain facilities. As of September 30, 2008, the Company had paid these costs.

Note 13 - Share Repurchase
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

During the nine month period ending September 30, 2008, the Company repurchased a total of 5.2 million common shares for $87.1 million at an average price of $16.71 per share.

Note 14 - Investments
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

As of September 30, 2008, $53.7 million (par value) of long-term investments were recorded at fair value. The long-term investments consist of auction rate securities that were reclassified from short-term during the three months ended March 31, 2008, due to the overall changes that have occurred in the global credit and capital markets that have led to failed auctions. These failed auctions have impacted the liquidity of these investments and have resulted in our continuing to hold these securities beyond their typical auction reset dates. The market for these types of securities remains illiquid as of September 30, 2008.

The adoption of SFAS No. 157 impacted the calculation of fair value associated with the Company’s investments. The long-term investments, consisting of auction rate securities, were valued using Level 2 inputs during the first and second quarters of 2008. Due to the current global financial and credit crisis and the continued illiquidity of these securities, the Company has transferred these securities from Level 2 to Level 3 as of September 30, 2008, as the assets were subject to valuation using significant unobservable inputs. The fair value of each security was estimated using a discounted cash flow model to calculate the present value of projected cash flows based on a number of factors including the security structure and terms, expected weighted average life and estimated fail rate coupon.

During the three and nine months ended September 30, 2008, the Company recorded an unrealized loss of $2.9 million and $5.8 million, respectively, on the long-term investments. The Company has determined that this reduction in fair value is temporary in nature, after considering factors including that the decline in fair value originally occurred in the first quarter of 2008 as a result of the market dislocations that caused the auction process to fail and not because of any deterioration in the credit quality or actual performance of the underlying securities. Additional declines in value occurred in the third quarter of 2008, as a result of widened credit spreads and the overall financial market instability. The Company has the intent and ability to hold these investments for a period of time sufficient to allow for the anticipated recovery in the market value and management intends to hold each investment until the earlier of its recovery or maturity. This unrealized loss reduced the fair value of the Company’s auction rate securities as of September 30, 2008 to $47.9 million. These securities are classified as long-term investments due to the contractual maturity of the underlying securities being over ten years, and the cumulative unrealized loss is included as a component of other comprehensive income within shareholders’ equity in the Company’s balance sheet. The following table provides a reconciliation of the beginning and ending balance of our auction rate securities classified as long-term investments measured at fair value using significant unobservable inputs (Level 3 under SFAS No. 157):

Balance as of June 30, 2008	$—
Transfers into Level 3	55,484
Net unrealized losses included in other comprehensive income (loss)	(2,852)
Redemptions of investments	(4,725)
Balance as of September 30, 2008	$47,907
Unrealized losses still held	$5,786

As of September 30, 2008, there were no long-term investments measured at fair value using Level 1 and Level 2 inputs.

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

As our customers have continued to expand their globalization strategy during the past several years, we have made the necessary changes to align our business operations with our customers’ demand. These changes include, among other activities, moving production between facilities, reducing staff levels, realigning our business processes and reorganizing our management. During the three months ended September 30, 2008, the Company recognized $0.3 million (pre-tax) of employee termination costs associated with the involuntary terminations of employees in connection with reductions in workforce of certain facilities. During the year ended December 31, 2007, we incurred $4.7 million (pre-tax) of restructuring charges, primarily related to the closure of our Redmond, Washington facility, the transfer of the Company’s printed circuit board assembly (PCBA) operations in Dublin, Ireland to Brasov, Romania and the consolidation and resizing of certain other facilities, as we continued to expand our low-cost capacity while realigning and further strengthening our global footprint to support continued business opportunities. In connection with the acquisition of Pemstar Inc. (Pemstar) on January 8, 2007, a total of $7.0 million (pre-tax) in integration costs were incurred during the year ended December 31, 2007. These costs included redundant operating costs that have been eliminated.

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

Summary of Results
Sales for the three months ended September 30, 2008 decreased 5% to $641.7 million compared to $672.6 million for the same period of 2007 primarily as a result of reduced corporate information technology spending. Sales to our largest customer, Sun Microsystems, Inc., represented 14% of our sales in the third quarter 2008 compared to 17% of our sales in the third quarter of 2007. Sales to this customer decreased $24.7 million from $117.2 million in the third quarter of 2007 to $92.5 million in the third quarter of 2008. This decrease is primarily attributable to a combination of reduced demand for certain maturing products and partly due to the timing of certain product transitions. Recent unfavorable economic conditions and uncertainty because of fluctuating circumstances in the global financial markets is impacting businesses around the globe.

Our gross profit as a percentage of sales increased to 6.9% in the three months ended September 30, 2008 from 5.8% in same period of 2007. This increase was primarily due to the reduction of fixed costs (such as facility and personnel expenses) from the same quarter in 2007. We experienced significantly lower sales volume in the third quarter of 2007 compared to the second quarter of 2007 which resulted in under absorbed fixed costs at that time. We do experience fluctuations in gross profit from period to period. Comparing 2008 to 2007, the fluctuations were due primarily to changes in production levels, production mix, inventory levels, new program ramps, product crossovers and other factors. Different programs can contribute different gross profits depending on factors such as the types of services involved, location of production, size of the program, complexity of the product, and level of material costs associated with the various products. New programs can contribute relatively less to our gross profit in their early stages when manufacturing volumes are usually lower, resulting in inefficiencies and unabsorbed manufacturing overhead costs. In addition, new and higher volume programs remain subject to competitive constraints that could exert downward pressure on our margins.

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

Goodwill and intangible assets that have indefinite useful lives are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss would be recognized to the extent that the carrying amount exceeds the asset’s fair value. We completed the annual impairment test during the fourth quarter of 2007 and determined that no impairment existed as of the date of the impairment test. Goodwill and intangible assets are measured at the reporting unit level, which we have determined to be consistent with our operating segments as defined in Note 8 to the Condensed Consolidated Financial Statements in Item 1 of this report, by determining the fair values of the reporting units using a discounted cash flow model and comparing those fair values to the carrying values, including goodwill, of the reporting unit. As of September 30, 2008, we had net goodwill of approximately $283.2 million. Circumstances that may lead to impairment of goodwill include unforeseen decreases in future performance or industry demand, and the restructuring of our operations as a result of a change in our business strategy.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	93.1	94.2	93.3	93.2
Gross profit	6.9	5.8	6.7	6.8
Selling, general and administrative expenses	3.3	3.3	3.3	3.2
Amortization of intangibles	0.1	0.1	0.1	0.1
Restructuring charges	0.0	0.2	0.0	0.3
Income from operations	3.5	2.2	3.3	3.2
Other income, net	0.1	0.5	0.4	0.3
Income before income taxes	3.6	2.7	3.7	3.5
Income tax benefit (expense)	0.2	0.6	(0.3)	(0.2)
Net income	3.7%	3.3%	3.4%	3.3%

Sales

Sales for the third quarter of 2008 were $641.7 million, a 5% decrease from sales of $672.6 million for the same quarter in 2007. Sales for the nine months ended September 30, 2008 were $2.0 billion, an 8% decrease from sales of $2.2 billion for the same period in 2007. The decrease in sales is primarily a result of reduced corporate information technology spending. The following table sets forth, for the periods indicated, the percentages of our sales by industry sector.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Computers & related products for business
enterprises	45%	51%	48%	52%
Telecommunication equipment	20	16	18	15
Industrial control equipment	17	15	16	13
Medical devices	15	12	14	13
Testing & instrumentation products	3	6	4	7
	100%	100%	100%	100%

A substantial percentage of our sales have been made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. Sales to our largest customer decreased $24.7 million from $117.2 million in the third quarter of 2007 to $92.5 million in the third quarter of 2008. Sales to our largest customer decreased $157.7 million from $490.5 million in the first nine months of 2007 to $332.8 million in the first nine months of 2008. This decrease is primarily attributable to a combination of reduced demand for certain maturing products and partly due to the timing of certain product transitions. Our future sales are dependent on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on us. Recent unfavorable economic conditions and uncertainty because of fluctuating circumstances in the global financial markets is impacting businesses around the globe.

Our international operations are subject to the risks of doing business abroad. These risks have not had a material adverse effect on our results of operations through September 30, 2008. However, we can make no assurances that there will not be an adverse impact in the future. See Part II, Item 1A for factors pertaining to our international sales and fluctuations in the exchange rates of foreign currency and for further discussion of potential adverse effects in operating results associated with the risks of doing business abroad. During the first nine months of 2008 and 2007, 49% and 42%, respectively, of our sales were from our international operations.

Gross Profit

Gross profit was $44.3 million, or 6.9% of sales, for the three months ended September 30, 2008 compared to $38.8 million, or 5.8% of sales, in the same period of 2007. This increase was primarily due to the reduction of fixed costs (such as facility and personnel expenses) from the same quarter in 2007. We experienced significantly lower sales volume in the third quarter of 2007 compared to the second quarter of 2007 which resulted in under absorbed fixed costs at that time.

Gross profit was $135.5 million, or 6.7% of sales, for the nine months ended September 30, 2008 compared to $147.8 million, or 6.8% of sales, in the same period of 2007. This decrease was primarily due to the overall decrease in sales volumes when comparing the nine month periods.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 3% to $21.3 million in the third quarter of 2008 from $22.0 million in the third quarter of 2007 and decreased 3% to $67.3 million in the first nine months of 2008 from $69.5 million in the first nine months of 2007. The decrease in selling, general and administrative expenses is primarily due to reduced overhead resulting from cost controls and lower variable compensation and employee related expenses. Selling, general and administrative expenses, as a percentage of sales, were 3.3% and 3.3%, respectively, for the third quarter of 2008 and 2007, and 3.3% and 3.2%, respectively, for the first nine months of 2008 and 2007.

Restructuring Charges and Integration Costs

We recognized $0.3 million in restructuring charges during each of the third quarter and the first nine months of 2008, and $1.5 million and $7.0 million in restructuring charges and integration costs during the third quarter and during the first nine months of 2007, respectively, related to reductions in workforce and the re-sizing and closure of certain facilities and the integration of the facilities acquired from Pemstar. In connection with these activities, we recorded restructuring charges for employee termination costs and other restructuring and integration related costs.

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

Interest Income

Interest income for the nine-month periods ended September 30, 2008 and 2007 was $6.9 million and $7.6 million, respectively. The decrease is due to lower market rates of interest earned on our interest-bearing accounts and investments.

Interest Expense

Interest expense for the nine-month periods ended September 30, 2008 and 2007 was $1.1 million and $1.8 million, respectively. The decrease is due to the repayment of the debt assumed in the acquisition of Pemstar in 2007. See Note 5 to the Condensed Consolidated Financial Statements in Item 1 of this report.

Income Tax Expense

Income tax expense of $5.1 million represented an effective tax rate of 6.8% for the nine months ended September 30, 2008, compared with $4.9 million at an effective tax rate of 6.3% for the same period in 2007. The increase in the effective tax rate is primarily due to tax benefits recorded in both periods for which the benefit in 2007 was larger than the benefit in 2008. In 2007, we recorded a benefit related to a previously closed facility that generated a worthless stock deduction of $6.5 million recorded in the third quarter of 2007, compared to $3.4 million recorded in 2008. Excluding these tax benefits, the effective tax rate was 11.5% in 2008 compared with 14.7% in 2007. The decrease is a result of an increase in the percentage of pre-tax income earned in foreign locations in the first nine months of 2008 as compared to the first nine months of 2007. See Note 7 to the Condensed Consolidated Financial Statements in Item 1 of this report.

Net Income

We reported net income of approximately $69.0 million, or diluted earnings per share of $1.01 for the first nine months of 2008, compared with net income of approximately $72.4 million, or diluted earnings per share of $0.99 for the same period of 2007. The net decrease of $3.4 million from 2007 was primarily due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES
We have historically financed our growth and operations through funds generated from operations, proceeds from the sale and maturity of our investments and funds borrowed under our credit facilities. Cash and cash equivalents increased to $341.4 million at September 30, 2008 from $199.2 million at December 31, 2007.

Cash provided by operating activities was $124.8 million in 2008. The cash provided by operations during 2008 consisted primarily of $69.0 million of net income adjusted for $30.3 million of depreciation and amortization, a $69.5 million decrease in accounts receivable, and a $23.1 million decrease in prepaid expenses and other assets, offset by a $1.9 million increase in inventories and a $69.1 million decrease in accounts payable. Working capital was $822.0 million at September 30, 2008 and $884.2 million at December 31, 2007. As of September 30, 2008, the $47.9 million of long-term investments consist of auction rate securities that were reclassified to long-term during the three months ended March 31, 2008, due to the overall changes that have occurred in the global credit and capital markets that have led to failed auctions. These failed auctions have impacted the liquidity of these investments and have resulted in our continuing to hold these securities beyond their typical auction reset dates. The decrease in working capital during 2008 is primarily a result of this reclassification from short-term to long-term investments, in addition to other items.

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

Cash provided by investing activities was $104.3 million for the nine months ended September 30, 2008 primarily due to the sales and maturities of investments offset by additional purchases of property, plant and equipment and investments. Capital expenditures of $25.0 million were primarily concentrated in manufacturing production equipment in Asia to support our ongoing business and to expand certain existing manufacturing operations.

Cash used in financing activities was $84.5 million for the nine months ended September 30, 2008. During the nine months ended September 30, 2008, share repurchases totaled $87.1 million. During 2008, we received $2.8 million from the exercise of stock options and $0.5 million in federal tax benefits of stock options exercised. Principal payments of long-term debt and capital lease obligations were $0.5 million in 2008.

Under the terms of a Credit Agreement (the Credit Agreement), we have a $100.0 million five-year revolving credit facility for general corporate purposes with a maturity date of December 21, 2012. The Credit Agreement includes an accordion feature under which total commitments under the facility may be increased by an additional $100 million, subject to satisfaction of certain conditions. Interest on outstanding borrowings under the Credit Agreement is payable quarterly, at our option, at LIBOR plus 0.75% to 1.75% or a prime rate plus 0.00% to 0.25%, based upon our debt ratio as specified in the Credit Agreement. A commitment fee of 0.15% to 0.35% per annum (based upon our debt ratio) on the unused portion of the revolving credit line is payable quarterly in arrears. As of September 30, 2008, we had no borrowings outstanding under the Credit Agreement, $1.0 million letters of credit outstanding and $99.0 million was available for future borrowings.

The Credit Agreement is secured by our domestic inventory and accounts receivable, 100% of the stock of our domestic subsidiaries, and 65% of the voting capital stock of each direct foreign subsidiary and substantially all of our and our domestic subsidiaries’ other tangible and intangible assets. The Credit Agreement contains customary financial covenants as to working capital, debt leverage, fixed charges, and consolidated net worth, and restricts our ability to incur additional debt, pay dividends, sell assets and to merge or consolidate with other persons. As of September 30, 2008, we were in compliance with all such covenants and restrictions.

Our Thailand subsidiary has a credit agreement with Kasikornbank Public Company (the Thai Credit Agreement). The Thai Credit Agreement provides that the lender will make available to our Thailand subsidiary up to approximately $16 million in revolving loans and machinery loans. The Thai Credit Agreement is secured by land, buildings and machinery in Thailand. In addition, the Thai Credit Agreement provides for approximately $1.8 million (62 million Thai baht) in working capital availability in the form of working capital loans (10 million Thai baht) and bank guarantees (52 million Thai baht). Availability of funds under the Thai Credit Agreement is reviewed annually and is currently accessible through September 2009. As of September 30, 2008, our Thailand subsidiary had no working capital borrowings outstanding.

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

As of September 30, 2008, we had cash and cash equivalents totaling $341.4 million and $99.0 million available for borrowings under our revolving credit line. We believe that during the next twelve months, our capital expenditures will be approximately $35 to $40 million, principally for machinery and equipment to support our ongoing business around the globe, in addition to our planned expansion in Asia, primarily a new building in China. On July 21, 2008, the Company completed the repurchase of 6.8 million shares under the $125 million share repurchase program approved in July 2007. On July 24, 2008, our Board of Directors approved the additional repurchase of up to $100 million of our outstanding common shares. We are under no commitment or obligation to repurchase any particular amount of common shares and share purchases may be suspended at any time at management’s discretion. Management believes that our existing cash balances and funds generated from operations will be sufficient to permit us to meet our liquidity requirements over the next twelve months. Management further believes that our ongoing cash flows from operations and any borrowings we may incur under our credit facilities will enable us to meet operating cash requirements in future years. Should we desire to consummate significant acquisition opportunities, our capital needs would increase and could possibly result in our need to increase available borrowings under our revolving credit facility or access public or private debt and equity markets. There can be no assurance, however, that we would be successful in raising additional debt or equity on terms that we would consider acceptable.

CONTRACTUAL OBLIGATIONS

We have certain contractual obligations for operating leases that were summarized in a table of Contractual Obligations in our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes to our contractual obligations, outside of the ordinary course of our business, since December 31, 2007.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2008, we did not have any significant off-balance sheet arrangements.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Our international sales are a significant portion of our net sales; we are exposed to risks associated with operating internationally, including the following:

•	Foreign currency exchange risk;
•	Import and export duties, taxes and regulatory changes;
•	Inflationary economies or currencies; and
•	Economic and political instability.

We do not use derivative financial instruments for speculative purposes. As of September 30, 2008, we did not have any foreign currency hedges. In the future, significant transactions involving our international operations may cause us to consider engaging in hedging transactions to attempt to mitigate our exposure to fluctuations in foreign exchange rates. These exposures are primarily, but not limited to, vendor payments and inter-company balances in currencies other than the currency in which our foreign operations primarily generate and expend cash. Our international operations in some instances operate in a natural hedge because both operating expenses and a portion of sales are denominated in local currency. Our sales are substantially denominated in U.S. dollars. Our foreign currency cash flows are generated in certain Asian and European countries, Mexico and Brazil.

We are also exposed to market risk for changes in interest rates, a portion of which relates to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place cash and cash equivalents and investments with various major financial institutions. We protect our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by generally investing in investment grade securities. As of September 30, 2008, the outstanding amount in the long-term investment portfolio included $47.9 million of auction rate securities with an average return of approximately 3.7%.

Item 4- Controls and Procedures

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

Item 1A. Risk Factors.

You should carefully consider the risk factors set forth in Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 in addition to the other information set forth in this report (including the risk factors identified below).

The recent unfavorable economic conditions and uncertainty because of fluctuating circumstances in the global financial markets is impacting businesses around the globe. Unfavorable changes in economic conditions, including inflation, recession, or other changes in economic conditions may result in lower information technology spending by businesses, which could in turn affect demand for our customers’ products and thus adversely affect our sales. Certain of our customers may face challenges gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our days sales outstanding would be negatively impacted. Additionally, the current market turbulence may also impact our critical suppliers causing them to be unable to supply, in a timely manner, sufficient quantities of customized components ordered by us, thereby impairing our ability to manufacture on schedule and at commercially reasonable costs.

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds.

(b) The following table provides information about the Company repurchases of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the quarter ended September 30, 2008, at a total cost of $20.4 million:

ISSUER PURCHASES OF EQUITY SECURITIES
				(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares (or	Dollar Value)
			Units)	of Shares (or
			Purchased as	Units) that
	(a) Total		Part of	May Yet Be
	Number of	(b) Average	Publicly	Purchased
	Shares (or	Price Paid per	Announced	Under the
	Units)	Share (or	Plans or	Plans or
Period	Purchased (1)	Unit)(2)	Programs	Programs (3)
July 1 to 24, 2008	324,700	$16.57	324,700	—
July 28 to 31, 2008	80,900	$14.36	80,900	$98.8 million
August 1 to 31, 2008	488,300	$15.17	488,300	$91.4 million
September 1 to 30, 2008	419,100	$15.38	419,100	$85.0 million
Total	1,313,000	$15.53	1,313,000

(1) All share repurchases were made on the open market.
(2) Average price paid per share is calculated on a settlement basis and excludes commission.
(3) On July 25, 2007, the Board of Directors of the Company approved the repurchase of up to $125 million of the Company’s outstanding common shares. On July 24, 2008, the Company completed the repurchase of 6.8 million of its common shares under the $125 million share repurchase program approved in July 2007. On July 24, 2008, the Board of Directors of the Company approved the additional repurchase of up to $100 million of the Company’s outstanding common shares. Purchases under the plan commenced on July 28, 2008. Share purchases may be made in the open market, in privately negotiated transactions or block transactions, at the discretion of the Company’s management and as market conditions warrant. Purchases will be funded from available cash and may be commenced, suspended or discontinued at any time without prior notice. Shares repurchased under the program will be retired.

During the period from July 1 to September 30, 2008, the Company repurchased a total of 1,313,000 common shares for $20.4 million at an average price of $15.53 per share. All share purchases were made in the open market and the shares repurchased through September 30, 2008 were retired.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 6. Exhibits.

31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 7, 2008.

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