Form 10-K
period 2008-12-31
BENCHMARK ELECTRONICS INC
filed 2009-02-27
CIK 863436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 (Mark One)
☒             Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b–2 of the Act.
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Act).
Yes ☐ No ☑

As of June 30, 2008, the number of outstanding Common Shares was 66,977,155. As of such date, the aggregate market value of the Common Shares held by non-affiliates, based on the closing price of the Common Shares on the New York Stock Exchange on such date, was approximately $1.1 billion.

As of February 26, 2009, there were 65,239,831 Common Shares of Benchmark Electronics, Inc., par value $0.10 per share, outstanding.

Documents Incorporated by Reference:

Portions of the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders (Part III, Items 10-14).

TABLE OF CONTENTS

PART I

Item 1.  Business

Background

Benchmark Electronics, Inc. (Benchmark), formerly named Electronics, Inc., began operations in 1979 and was incorporated under Texas law in 1981 as a wholly owned subsidiary of Intermedics, Inc., a medical implant manufacturer based in Angleton, Texas. In 1986, Intermedics sold 90% of the outstanding common shares of the Company to Electronic Investors Corp., a corporation formed by Donald E. Nigbor, Steven A. Barton and Cary T. Fu. Mr. Fu is currently serving as our Chief Executive Officer and as a director. Mr. Nigbor and Mr. Barton retired from their positions as officers of Company on December 1, 2008 and will continue to serve as directors until the 2009 annual meeting of shareholders. In 1988, Electronic Investors Corp. was merged into Benchmark, and in 1990 we completed the initial public offering of our common shares.

General

We are in the business of manufacturing electronics and we provide our services to original equipment manufacturers (OEMs) of computers and related products for business enterprises, medical devices, industrial control equipment, testing and instrumentation products, and telecommunication equipment. The services that we provide are commonly referred to as electronics manufacturing services (EMS). We offer our customers comprehensive and integrated design and manufacturing services, from initial product design to volume production and direct order fulfillment. We also provide specialized engineering services, including product design, software development, industrial design, assembly automation, printed circuit board layout, prototyping and test development. We believe that we have developed strengths in the manufacturing process for large, complex, high-density printed circuit boards as well as the ability to manufacture high and low volume products in lower cost regions such as Brazil, China, Malaysia, Mexico, Romania and Thailand.

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

We currently operate a total of 54 surface mount production lines (where electrical components are soldered directly onto printed circuit boards) at our domestic facilities and 75 surface mount production lines at our international facilities. Our worldwide facilities include 1.4 million square feet in our domestic facilities in Alabama, Minnesota, New Hampshire, North Dakota, Oregon and Texas; and 1.5 million square feet in our international facilities in Brazil, China, Ireland, Malaysia, Mexico, the Netherlands, Romania, Singapore and Thailand.

Our capabilities have continued to grow through acquisitions and through internal expansion. In 2008, we completed the construction of a new building in Suzhou, China and increased our China manufacturing capacity. We recently leased a larger facility in Brasov, Romania as we expand our manufacturing capability in Eastern Europe. In January 2007, we acquired Pemstar Inc. (Pemstar), a publicly traded EMS company headquartered in Rochester, Minnesota (the Merger). This acquisition expanded our customer base and added depth to our engineering and systems integration capabilities. Additionally, we expanded our relationships with certain customers during 2007 and added a new facility in Penang, Malaysia. With these acquisitions and expansions, our global operations now include 20 facilities in ten countries. We expanded our manufacturing capacity in Thailand with a printed circuit board assembly (PCBA) facility in Korat in 2004 and a new systems integration facility in Ayudhaya in 2005.

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

Our Industry

The EMS industry experienced rapid change and growth over most of the past decade as an increasing number of OEMs outsourced their manufacturing requirements. In mid-2001 and again in late 2008, the industry’s revenue declined as a result of significant cut backs in its customers’ production requirements, which was consistent with overall global economic downturns. OEMs have continued to turn to outsourcing in order to reduce product cost; achieve accelerated time-to-market and time-to-volume production; access advanced design and manufacturing technologies; improve inventory management and purchasing power; and reduce their capital investment in manufacturing resources. This enables OEMs to concentrate on what they believe to be their core strengths, such as new product definition, marketing and sales. In addition, the number of industries serviced, as well as the market penetration in certain industries, by EMS providers has increased in recent years. We believe further growth opportunities exist for EMS providers to penetrate the worldwide electronics markets. However, the recent global economic downturn has had a negative affect on demand for our customers’ products and thus adversely affected our sales.

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

Direct Order Fulfillment. We provide direct order fulfillment for certain of our OEM customers. Direct order fulfillment involves receiving customer orders, configuring products to quickly fill the orders and delivering the products either to the OEM, a distribution channel or directly to the end customer. We manage our direct order fulfillment processes using a core set of common systems and processes that receive order information from the customer and provide comprehensive supply chain management, including procurement and production planning. These systems and processes enable us to process orders for multiple system configurations, and varying production quantities, including single units. Our direct order fulfillment services include build-to-order (BTO) and configure-to-order (CTO) capabilities. BTO involves building a complete system in real-time to a highly customized configuration ordered by the OEM customer. CTO involves configuring systems to an end customer’s specifications at the time the product is ordered. The end customer typically places this order by choosing from a variety of possible system configurations and options. We are capable of meeting a 2 to 24 hour turn-around-time for BTO and CTO. We support our direct order fulfillment services with logistics that include delivery of parts and assemblies to the final assembly site, distribution and shipment of finished systems, and processing of customer returns.

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

The following table sets forth the percentages of our sales by industry for 2008, 2007 and 2006.

	2008	2007	2006

Computers and related products for business enterprises	48%	53%	58%
Telecommunication equipment	18	15	12
Industrial control equipment	16	13	11
Medical devices	14	13	13
Testing and instrumentation products	4	6	6

Sales to customers in the computers and related products for business enterprises industry and the testing and instrumentation products industry declined 21% and 43%, respectively, from 2007 to 2008. Historically, a substantial percentage of our sales have been made to a small number of customers. The loss of a major customer, if not replaced, would adversely affect us. Sales to our largest customer, Sun Microsystems, Inc., represented 16% of our sales during 2008 compared to 22% of our sales in 2007. Our future sales are dependent on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on us.

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

Backlog

We had sales backlog of approximately $1.6 billion at December 31, 2008, as compared to the 2007 year-end backlog of $1.7 billion. Backlog consists of purchase orders received, including, in some instances, forecast requirements released for production under customer contracts. Although we expect to fill substantially all of our year-end backlog during 2009, we currently do not have long-term agreements with all of our customers and customer orders can be canceled, changed or delayed by customers. The timely replacement of canceled, changed or delayed orders with orders from new customers cannot be assured, nor can there be any assurance that any of our current customers will continue to utilize our services. Because of these factors, our backlog is not a meaningful indicator of future financial results.

Competition

The electronics manufacturing services we provide are available from many independent sources as well as from the in-house manufacturing capabilities of current and potential customers. Our competitors include Celestica Inc., Flextronics International Ltd., Hon Hai Precision Industry Co., Ltd., Jabil Circuit, Inc., and Sanmina-SCI Corporation, who may be more established in the industry and have substantially greater financial, manufacturing or marketing resources than we do. We believe that the principal competitive factors in our targeted markets are engineering capabilities, product quality, flexibility, cost and timeliness in responding to design and schedule changes, reliability in meeting product delivery schedules, pricing, technological sophistication and geographic location.

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

Employees

As of December 31, 2008, we employed 10,522 people, of whom 8,031 were engaged in manufacturing and operations, 1,162 in materials control and procurement, 543 in design and development, 272 in marketing and sales, and 514 in administration. None of our domestic employees are represented by a labor union. In certain international locations, our employees are represented by labor unions and by works councils. Some European countries also often have mandatory legal provisions regarding terms of employment, severance compensation and other conditions of employment that are more restrictive than U.S. laws. We have never experienced a strike or similar work stoppage and we believe that our employee relations are satisfactory.

Segments and International Operations

Benchmark has 20 manufacturing facilities in the Americas, Asia and Europe regions to serve its customers. Benchmark is operated and managed geographically and management evaluates performance and allocates Benchmark’s resources on a geographic basis. We currently operate outside the United States in Brazil, China, Ireland, Malaysia, Mexico, the Netherlands, Romania, Singapore and Thailand. During 2008 and 2007, 48% and 43%, respectively, of our sales were from our international operations. As a result of customer demand overseas, we expect foreign sales to continue to increase. Our foreign sales and operations are subject to risk of doing business abroad, including fluctuations in the value of currency, export duties, import controls and trade barriers, including stoppages, longer payment cycles, greater difficulty in accounts receivable collection, burdens of complying with a wide variety of foreign laws and, in certain parts of the world, political instability. While, to date, these factors have not had a material adverse effect on Benchmark’s results of operations, there can be no assurances that there will not be an adverse impact in the future. See Note 9 and Note 13 of Notes to Consolidated Financial Statements in Item 8 of this report for segment and geographical information.

Available Information

Our internet address is http://www.bench.com. We make available free of charge through our internet website our filings with the Securities and Exchange Commission (SEC), including our annual reports on Form 10–K, quarterly reports on Form 10–Q, current reports on Form 8–K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the SEC. All reports we file with the SEC are also available free of charge via EDGAR through the SEC’s website at http://www.sec.gov or to read and copy at the SEC Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Item 1A.  Risk Factors

Fluctuating circumstances in the global financial markets are impacting businesses around the globe.

Fluctuating circumstances in the global financial markets are impacting businesses around the globe. The gross domestic products of the United States, Europe and certain countries in Asia have declined, indicating that many of these countries’ economies, including the U.S. economy, are in a recession. These unfavorable changes in economic conditions result in lower information technology spending by businesses, which in turn affects demand for our customers’ products and thus adversely affects our sales. Certain of our customers may face challenges gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our days sales outstanding would be negatively impacted. Additionally, the current market turbulence may also impact our critical suppliers causing them to be unable to supply, in a timely manner, sufficient quantities of customized components ordered by us, thereby impairing our ability to manufacture on schedule and at commercially reasonable costs.

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

The loss of a major customer would adversely affect us.

Historically, a substantial percentage of our sales have been made to a small number of customers. The loss of a major customer, if not replaced, would adversely affect us. During 2008, our largest customer represented 16% of our sales. Our future sales are dependent on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on us.

We expect to continue to depend on the sales to our largest customers and any material delay, cancellation or reduction of orders from these customers or other significant customers would have a material adverse effect on our results of operations. In addition, we generate significant accounts receivables in connection with providing manufacturing services to our customers. If one or more of our customers were to become insolvent or otherwise unable to pay for the manufacturing services provided by us, our operating results and financial condition would be adversely affected.

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

Due in part to these factors, most of our customers do not commit to firm production schedules for more than one quarter in advance. Our inability to forecast the level of customer orders with certainty makes it difficult to schedule production and maximize utilization of manufacturing capacity. In the past, we have been required to increase staffing and other expenses in order to meet the anticipated demand of our customers. Anticipated orders from many of our customers have, in the past, failed to materialize or delivery schedules have been deferred as a result of changes in our customers’ business needs, thereby adversely affecting our results of operations. On other occasions, our customers have required rapid increases in production, which have placed an excessive burden on our resources. Such customer order fluctuations and deferrals have had a material adverse effect on us in the past, and we may experience such effects in the future. A business downturn resulting from any of these external factors could have a material adverse effect on our operating income. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this report.

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

On occasion, customers may require rapid increases in production, which can stress our resources and reduce operating margins. In addition, because many of our costs and operating expenses are relatively fixed, a reduction in customer demand can harm our gross profits and operating results. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this report.

We may encounter significant delays or defaults in payments owed to us by customers for products we have manufactured or components that are unique to particular customers.

We structure our agreements with customers to mitigate our risks related to obsolete or unsold inventory. However, enforcement of these contracts may result in material expense and delay in payment for inventory. If any of our significant customers become unable or unwilling to purchase such inventory, our business may be materially harmed. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this report.

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

We currently operate outside the United States in Brazil, China, Ireland, Malaysia, Mexico, the Netherlands, Romania, Singapore and Thailand. During 2008, 2007 and 2006, 48%, 43% and 37%, respectively, of our sales were from our international operations. These international operations may be subject to a number of risks, including:

•	difficulties in staffing and managing foreign operations;
•	political and economic instability (including acts of terrorism and outbreaks of war), which could impact our ability to ship and/or receive product;
•	unexpected changes in regulatory requirements and laws;
•	longer customer payment cycles and difficulty collecting accounts receivable;
•	export duties, import controls and trade barriers (including quotas);
•	governmental restrictions on the transfer of funds;
•	burdens of complying with a wide variety of foreign laws and labor practices;
•	fluctuations in currency exchange rates, which could affect component costs, local payroll, utility and other expenses; and
•	inability to utilize net operating losses incurred by our foreign operations to reduce our U.S. income taxes.

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

We compete against many providers of electronics manufacturing services. Certain of our competitors have substantially greater resources and more geographically diversified international operations than we do. Our competitors include large independent manufacturers such as Celestica Inc., Flextronics International Ltd., Hon Hai Precision Industry Co., Ltd., Jabil Circuit, Inc. and Sanmina-SCI Corporation. In addition, we may in the future encounter competition from other large electronic manufacturers that are selling, or may begin to sell, electronics manufacturing services.

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

We may experience fluctuations in quarterly results.

Our quarterly results may vary significantly depending on various factors, many of which are beyond our control. These factors include:

•	the volume of customer orders relative to our capacity;
•	customer introduction and market acceptance of new products;
•	changes in demand for customer products;
•	pricing and other competitive pressures;
•	the timing of our expenditures in anticipation of future orders;
•	our effectiveness in managing manufacturing processes;
•	changes in cost and availability of labor and components;
•	changes in our product mix;
•	changes in political and economic conditions; and
•	local factors and events that may affect our production volume, such as local holidays.

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

As of December 31, 2008, we held $53.5 million (par value) of auction rate securities, classified as long-term investments, whose underlying assets were in guaranteed student loans backed by a U. S. Government agency and municipal issue bonds. These investments are of a high credit quality with primarily AAA type credit ratings because of the government agency guarantee and other insurers. Auction rate securities are adjustable rate debt instruments whose interest rates are intended to reset every 7 to 35 days through an auction process, with underlying securities that have original contractual maturities greater than 10 years. The long-term investments were reclassified from short-term during the three months ended March 31, 2008, due to the overall changes that have occurred in the global credit and capital markets that have led to failed auctions. These failed auctions, in addition to overall global economic conditions, have impacted the liquidity of these investments and have resulted in our continuing to hold these securities beyond their typical auction reset dates. The market for these types of securities remains illiquid as of December 31, 2008. As a result, our ability to liquidate and fully recover the carrying value of our adjustable rate securities in the near term may be limited or not exist. If the issuers of these adjustable rate securities are unable to successfully close future auctions or their credit quality deteriorates, we may in the future be required to record an impairment charge on these investments. We may be required to wait until market stability is restored for these instruments or until the final maturity of the underlying notes (up to 40 years) to realize our investments’ recorded value. As of December 31, 2008, we had $5.3 million of unrealized losses on these securities, based on a Level 3 evaluation performed by an independent valuation firm, that is recorded in other comprehensive income. We have not to date incurred any payment defaults on any maturing auction rate securities we hold.

Start-up costs and inefficiencies related to new or transferred programs can adversely affect our operating results and such costs may not be recoverable if such new programs or transferred programs are cancelled.

Start-up costs, the management of labor and equipment resources in connection with the establishment of new programs and new customer relationships, and the need to estimate required resources in advance can adversely affect our gross margins and operating results. These factors are particularly evident in the early stages of the life cycle of new products and new programs or program transfers and in the opening of new facilities. These factors also affect our ability to efficiently use labor and equipment. We are currently managing a number of new programs and are expanding our capacity in Brasov, Romania. Consequently, our exposure to these factors has increased. In addition, if any of these new programs or new customer relationships were terminated, our operating results could be harmed, particularly in the short term. We may not be able to recoup these start-up costs or replace anticipated new program revenues.

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

We may be affected by consolidation in the electronics industry.

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

We have recorded intangible assets, including goodwill, in connection with business acquisitions. We are required to perform goodwill and intangible asset impairment tests at least on an annual basis and whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. Our annual goodwill impairment analysis in the fourth quarter of 2008 indicated there was an impairment of goodwill in two of our reporting segments, the Americas and Europe, primarily due to a decline in our market capitalization and recent market turmoil. Accordingly, we recorded a non-cash impairment charge in the fourth quarter of 2008 totaling $247.5 million. See Note 1(i) to the consolidated financial statements in Item 8 of this report. A further significant and sustained decline in our market capitalization could result in material charges in future periods that could be adverse to our operating results and financial position. As of December 31, 2008, we had $37.9 million in goodwill and $14.4 million of identifiable intangible assets.

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

Our shareholder rights plan, which was amended in December 2008, provisions of our amended and restated articles of incorporation and the Texas Business Corporation Act may delay, inhibit or prevent someone from gaining control of our company through a tender offer, business combination, proxy contest or some other method. These provisions include:

•	a “poison pill” shareholder rights plan;
•	a statutory restriction on the ability of shareholders to take action by less than unanimous written consent; and
•	a statutory restriction on business combinations with some types of interested shareholders.

Impact of Governmental Regulation.

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

Our worldwide operations are subject to local laws and regulations. Over the last several years, we have become subject to subject to the RoHS directive and the Waste Electrical and Electronic Equipment Directive. These directives restrict the distribution of products within the EU containing certain substances, including lead, and require a manufacturer or importer to recycle products containing those substances. In addition, China has recently passed the Management Methods for Controlling Pollution by Electronic Information Products, which will eventually prohibit the import of products for use in China that contain substances similar to those banned by the RoHS directive.

Both directives affect the worldwide electronics, and electronics components, industries as a whole. If we or our customers fail to comply with such laws and regulations, we could incur liabilities and fines and our operations could be suspended.

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

As a global business, we operate and have customers located in many countries. Geopolitical events such as terrorist acts may effect the overall economic environment and negatively impact the demand for our customers’ products or our ability to ship and/or receive products. As a result, customer orders may be lower and our financial results may be adversely affected.

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

We will have exposure to interest rate risk under our variable rate revolving credit facilities to the extent we incur indebtedness under such facilities. These facilities’ interest rates are based on the spread over the bank’s LIBOR rate or its prime rate. We are also exposed to interest rate risk on our investment portfolio.

Changes in financial accounting standards or policies have affected, and in the future may affect, our reported financial condition or results of operations. Additionally, changes in securities laws and regulations have increased, and are likely to continue to increase, our operating costs.

We prepare our financial statements in conformity with US GAAP. These principles are subject to interpretation by the Financial Accounting Standards Board (FASB), the American Institute of Certified Public Accountants (AICPA), the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions which are completed before a change is announced. Changes to those rules or the questioning of how we interpret or implement those rules may have a material adverse effect on our reported financial results or on the way we conduct business. For example, although not yet currently required, we could be required to adopt International Financial Reporting Standards (IFRS) which is different than US GAAP.

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

The following chart summarizes our principal manufacturing facilities owned or leased by Benchmark and its subsidiaries:

Location	Sq. Ft.	Ownership

Almelo, the Netherlands	132,000	Leased
Angleton, Texas	109,000	Owned
Austin, Texas	93,000	Leased
Ayudhaya, Thailand	243,000	Owned
Ayudhaya, Thailand	180,000	Owned
Beaverton, Oregon	77,000	Leased
Brasov, Romania	108,000	Leased
Campinas, Brazil	40,000	Leased
Dublin, Ireland	104,000	Leased
Dunseith, North Dakota	47,000	Owned
Dunseith, North Dakota	53,000	Leased
Guadalajara, Mexico	150,000	Leased
Hudson, New Hampshire	170,000	Leased
Huntsville, Alabama	276,000	Owned
Huntsville, Alabama	144,000	Leased
Korat, Thailand	126,000	Owned
Penang, Malaysia	103,000	Leased
Rochester, Minnesota	260,000	Leased
Suzhou, China	250,000	Owned
Singapore	48,000	Leased
Winona, Minnesota	199,000	Owned

Total	2,912,000

We lease other facilities in the U.S. with a total of 46,000 sq. ft. that house individuals that provide engineering services. We also own facilities with a total of 396,000 sq. ft. and lease facilities with a total of 79,000 sq. ft. that are currently not in operation. These facilities are both in the U.S. and abroad.

22

Item 3.  Legal Proceedings

We are involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common shares are listed on the New York Stock Exchange under the symbol “BHE.” The following table shows the high and low sales prices for our common shares as reported on the New York Stock Exchange for the quarters (or portions thereof) indicated.

	High	Low

2009
First quarter (through February 26, 2009)	$13.60	$10.00
2008
Fourth quarter	$14.36	$8.75
Third quarter	$19.11	$13.88
Second quarter	$18.97	$16.22
First quarter	$19.98	$14.90
2007
Fourth quarter	$24.40	$16.13
Third quarter	$27.01	$21.03
Second quarter	$23.54	$20.16
First quarter	$25.26	$19.86

The last reported sale price of our common shares on February 26, 2009, as reported by the New York Stock Exchange, was $10.03. There were approximately 1,030 record holders of our common shares as of February 26, 2009.

We have not paid any cash dividends on our common shares in the past. In addition, our credit facility includes restrictions on the amount of dividends we may pay to shareholders.

Issuer Purchases of Equity Securities
The following table provides information about the Company’s repurchases of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the quarter ended December 31, 2008, at a total cost of $6.8 million:

(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares (or	Dollar Value)
			Units)	of Shares (or
			Purchased as	Units) that
	(a) Total		Part of	May Yet Be
	Number of	(b) Average	Publicly	Purchased
	Shares (or	Price Paid per	Announced	Under the
	Units)	Share (or	Plans or	Plans or
Period	Purchased (1)	Unit) (2)	Programs	Programs (3)

October 1 to 31, 2008	599,400	$11.25	599,400	$78.2 million
November 1 to 30, 2008	—	—	—	$78.2 million
December 1 to 31, 2008	—	—	—	$78.2 million

Total	599,400	$11.25	599,400

(1) All share repurchases were made on the open market.

(2) Average price paid per share is calculated on a settlement basis and excludes commission.

(3) On July 24, 2008, the Company completed the repurchase of 6.8 million of its common shares under the $125 million share repurchase program approved by the Board of Directors on July 25, 2007. On July 24, 2008, the Board of Directors of the Company approved the additional repurchase of up to $100 million of the Company’s outstanding common shares. Purchases under the plan commenced on July 28, 2008. Share purchases may be made in the open market, in privately negotiated transactions or block transactions, at the discretion of the Company’s management and as market conditions warrant. Purchases will be funded from available cash and may be commenced, suspended or discontinued at any time without prior notice. Shares repurchased under the program will be retired.

During the period from October 1 to December 31, 2008, the Company repurchased a total of 599,400 common shares for $6.8 million at an average price of $11.25 per share. All share purchases were made in the open market and the shares repurchased through December 31, 2008 were retired.

Performance Graph
The following Performance Graph compares the cumulative total shareholder return on our common shares for the five-year period commencing December 31, 2003 and ending December 31, 2008, with the cumulative total return of the Standard & Poor’s 500 Stock Index (which does not include Benchmark), and the Peer Group Index, which is composed of Celestica Inc., Suntron Corp, Flextronics International, Ltd., Jabil Circuit, Inc., Plexus Corp and Sanmina-SCI Corp. Dividend reinvestment has been assumed.

	Dec-03	Dec-04	Dec-05	Dec-06	Dec-07	Dec-08

Benchmark Electronics, Inc.	$100.00	$98.00	$96.60	$105.00	$76.40	$55.00
Peer Group	$100.00	$86.30	$76.60	$66.80	$57.40	$18.90
S&P 500	$100.00	$109.00	$112.30	$127.60	$132.10	$81.20

NOTES: Assumes $100 invested on December 31, 2003 in Benchmark Electronics, Inc. Common Shares, in the S&P 500, and in the Peer Group Index. Reflects month-end dividend reinvestment, and annual reweighting of the Peer Group Index portfolios.

Item 6.  Selected Financial Data

	Year Ended December 31,
(in thousands, except per share data)	2008	2007(1)	2006(1)	2005	2004

Selected Statements of Income (Loss) Data

Sales	$2,590,167	$2,915,919	$2,907,304	$2,257,225	$2,001,340
Cost of sales	2,414,231	2,717,425	2,708,144	2,095,623	1,847,573

Gross profit	175,936	198,494	199,160	161,602	153,767
Selling, general and administrative expenses	90,372	94,826	70,109	62,322	61,108
Restructuring charges and integration costs (2)	2,780	11,581	4,723	—	—
Amortization of intangibles	1,782	1,788	—	—	—
Goodwill impairment (3)	247,482	—	—	—	—

Income (loss) from operations	(166,480)	90,299	124,328	99,280	92,659
Interest expense	(1,455)	(2,183)	(354)	(330)	(1,705)
Interest income	8,675	11,217	8,824	7,786	4,516
Other income (expense)	1,772	693	(2,214)	(922)	(1,317)
Income tax benefit (expense) (4)	21,856	(7,670)	(19,762)	(25,225)	(23,162)

Net income (loss)	$(135,632)	$92,356	$110,822	$80,589	$70,991

Earnings (loss) per share: (5)
Basic	$(2.02)	$1.28	$1.72	$1.29	$1.15
Diluted	$(2.02)	$1.27	$1.70	$1.25	$1.11

Weighted-average number of shares outstanding:
Basic	67,060	72,061	64,306	62,682	61,701
Diluted	67,060	72,829	65,121	64,279	63,697

	December 31,
(in thousands)	2008	2007(1)	2006(1)	2005	2004

Selected Balance Sheet Data

Working capital	$822,418	$885,144	$760,892	$646,363	$569,938
Total assets	1,438,921	1,762,848	1,406,120	1,298,408	1,092,001
Total debt	11,939	12,526	—	—	—
Shareholders’ equity	$1,056,455	$1,289,248	$985,340	$846,119	$751,517

(1)	See Note 1(r) to the Consolidated Financial Statements for a discussion of the correction of an immaterial error related to stock-based compensation expense.
(2)	See Note 16 to the Consolidated Financial Statements for a discussion of the restructuring charges and integration costs occurring in 2008, 2007 and 2006.
(3)
During the fourth quarter of 2008, the Company recorded a non-cash goodwill impairment charge totaling $247.5 million. See Note 1(i) to the Consolidated Financial Statements for a discussion of the impairment charge.

(4)
During the third quarter of 2008, the Company recorded a $3.4 million discrete tax benefit related to a previously closed facility. During the third quarter of 2007, the Company recorded a $6.5 million discrete tax benefit related to a previously closed facility. During the first quarter of 2006, the Company recorded a $4.8 million tax benefit for the write-off of the investment in the Leicester, England subsidiary.

(5)	See Note 1(j) to the Consolidated Financial Statements for the basis of computing earnings (loss) per share.

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

As our customers have continued to expand their globalization strategy during the past several years, we have made the necessary changes to align our business operations with our customers’ demand. These changes include, among other activities, moving production between facilities, reducing staff levels, realigning our business processes and reorganizing our management. During the year ended December 31, 2008, the Company recognized $2.8 million (pre-tax) of restructuring charges, primarily employee termination costs associated with the involuntary terminations of employees in connection with reductions in workforce of certain facilities. During the year ended December 31, 2007, we incurred $4.7 million (pre-tax) of restructuring charges, primarily related to the closure of our Redmond, Washington facility, the transfer of the Company’s printed circuit board assembly (PCBA) operations in Dublin, Ireland to Brasov, Romania and the consolidation and resizing of certain other facilities, as we continued to expand our low-cost capacity while realigning and further strengthening our global footprint to support continued business opportunities. In connection with the acquisition of Pemstar Inc. (Pemstar) on January 8, 2007, a total of $7.0 million (pre-tax) in integration costs were incurred during the year ended December 31, 2007. These costs included redundant operating costs that have been eliminated.

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

Our cost of sales includes the cost of materials, electronic components and other materials that comprise the products we manufacture, the cost of labor and manufacturing overhead, and adjustments for excess and obsolete inventory. Our procurement of materials for production requires us to commit significant working capital to our operations and to manage the purchasing, receiving, inspection and stocking of materials. Although we bear the risk of fluctuations in the cost of materials and excess scrap, we periodically negotiate cost of materials adjustments with our customers. Our gross margin for any product depends on the sales price, the proportionate mix of the cost of materials in the product and the cost of labor and manufacturing overhead allocated to the product. We typically have the potential to realize higher gross margins on products where the proportionate level of labor and manufacturing overhead is greater than that of materials. As we gain experience in manufacturing a product, we usually achieve increased efficiencies, which result in lower labor and manufacturing overhead costs for that product and higher gross margins. Our operating results are impacted by the level of capacity utilization of manufacturing facilities. Operating income margins have generally improved during periods of high production volume and high capacity utilization. During periods of low production volume, we generally have idle capacity and reduced operating income margins.

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

We accounted for the Merger utilizing the accounting principles promulgated by Statement of Financial Accounting Standards (SFAS) Nos. 141 and 142. Therefore, the results of operations of the Pemstar operations since January 8, 2007 have been included in the accompanying consolidated statements of income. The inclusion of the operations of the acquired facilities in Benchmark’s accounts is responsible for a substantial portion of the variations in the results of our operations (including components thereof) from 2006 to 2007. The effects of the Merger on our financial condition and our reported results of operations should be considered when reading the financial information contained herein. See Note 2 to the Consolidated Financial Statements in Item 8 of this report.

Summary of 2008 Results
Sales for the year ended December 31, 2008 and 2007 were $2.6 billion and $2.9 billion, respectively. Sales to customers in the computers and related products for business enterprises industry and the testing and instrumentation products industry declined 21% and 43%, respectively, from 2007 to 2008. Sales to our largest customer, Sun Microsystems, Inc., represented 16% of our sales in 2008 compared to 22% of our sales in 2007. Sales to this customer decreased $232.7 million from $643.9 million in 2007 to $411.2 million in 2008. This decrease is primarily attributable to a combination of reduced demand and partly due to the timing of certain product transitions as well as a second sourcing strategy. In 2008, these declines were partially offset by sales increases to customers in the industrial control equipment (an increase of 9%) and telecommunication equipment (an increase of 7%) industries. Our future sales are dependent on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on us. Recent unfavorable economic conditions and uncertainty because of fluctuating circumstances in the global financial markets is impacting businesses around the globe. The global economic downturn has had a negative affect on demand for our customers’ products and thus adversely affected our sales.

Our gross profit as a percentage of sales in 2008 and 2007 was 6.8% in each year. We do experience fluctuations in gross profit from period to period. Different programs can contribute different gross profits depending on factors such as the types of services involved, location of production, size of the program, complexity of the product, and level of material costs associated with the various products. New programs can contribute relatively less to our gross profit in their early stages when manufacturing volumes are usually lower, resulting in inefficiencies and unabsorbed manufacturing overhead costs. In addition, new and higher volume programs remain subject to competitive constraints that could exert downward pressure on our margins. During periods of low production volume, we generally have idle capacity and reduced gross profit.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Our significant accounting policies are summarized in Note 1 to the Consolidated Financial Statements in Item 8 of this report. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to allowance for doubtful accounts, inventories, deferred taxes, impairment of long-lived assets, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Inventory obsolescence reserve
We purchase inventory based on forecasted demand and record inventory at the lower of cost or market. We reserve for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and estimated market value based on assumptions of future demands and market conditions. We evaluate our inventory valuation on a quarterly basis based on current and forecasted usage and the latest forecasts of product demand and production requirements from our customers. Customers frequently make changes to their forecasts, requiring us to make changes to our inventory purchases, commitments, and production scheduling and may require us to cancel open purchase commitments with our vendors. This process may lead to on-hand inventory quantities and on-order purchase commitments that are in excess of our customer’s revised needs, or parts that become obsolete before use in production. We record inventory reserves on excess and obsolete inventory. These reserves are established on inventory which we have determined that our customers are not responsible for or on inventory which we believe our customers will be unable to fulfill their obligation to ultimately purchase. If actual market conditions are less favorable than those we projected, additional inventory write-downs may be required.

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

Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss would be recognized to the extent that the carrying amount exceeds the asset’s fair value. Goodwill is measured at the reporting unit level, which we have determined to be consistent with our operating segments as defined in Note 13 to the Consolidated Financial Statements in Item 8 of this report, by determining the fair values of the reporting units using a discounted cash flow model and comparing those fair values to the carrying values, including goodwill, of the reporting unit. Our annual goodwill impairment analysis indicated there was an impairment of goodwill in two of our reporting units, the Americas and Europe, primarily due to a decline in our market capitalization and recent market turmoil. Accordingly, we recorded a non-cash impairment charge in the fourth quarter of 2008 totaling $247.5 million. At December 31, 2008, we had net goodwill of approximately $37.9 million. Circumstances that may lead to future impairment of goodwill include unforeseen decreases in future performance or industry demand, and the restructuring of our operations as a result of a change in our business strategy or other factors.

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

RESULTS OF OPERATIONS

The following table presents the percentage relationship that certain items in our Consolidated Statements of Income (Loss) bear to sales for the periods indicated. The financial information and the discussion below should be read in conjunction with the Consolidated Financial Statements and Notes thereto in Item 8 of this report. The 2007 and 2006 Consolidated Financial Statements in Item 8 of this report reflect the correction of an immaterial error related to stock-based compensation expense. See Note 1(r) to the Consolidated Financial Statements in Item 8 of this report.

	Year ended December 31,
	2008	2007	2006

Sales	100.0%	100.0%	100.0%
Cost of sales	93.2	93.2	93.1

Gross profit	6.8	6.8	6.9
Selling, general and administrative expenses	3.5	3.3	2.4
Amortization of intangibles	0.0	0.0	—
Restructuring charges and integration costs	0.1	0.4	0.2
Goodwill impairment	9.6	—	—

Income (loss) from operations	(6.4)	3.1	4.3
Other income, net	0.3	0.3	0.2

Income (loss) before income taxes	(6.1)	3.4	4.5
Income tax benefit (expense)	0.8	(0.3)	(0.7)

Net income (loss)	(5.2)%	3.2%	3.8%

Year Ended December 31, 2008 Compared With Year Ended December 31, 2007

Sales
Sales for the year ended December 31, 2008 and 2007 were $2.6 billion and $2.9 billion, respectively. The following table sets forth the percentages of our sales by industry for 2008 and 2007.

	2008	2007

Computers and related products for business enterprises	48%	53%
Telecommunication equipment	18	15
Industrial control equipment	16	13
Medical devices	14	13
Testing and instrumentation products	4	6

	100%	100%

A substantial percentage of our sales have been made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. Sales to customers in the computers and related products for business enterprises industry and the testing and instrumentation products industry declined 21% and 43%, respectively, from 2007 to 2008. Sales to our largest customer, Sun Microsystems, Inc., represented 16% of our sales in 2008 compared to 22% of our sales in 2007. Sales to this customer decreased $232.7 million from $643.9 million in 2007 to $411.2 million in 2008. This decrease is primarily attributable to a combination of reduced demand for products and partly due to the timing of certain product transitions as well as a second sourcing strategy. In 2008, these declines were partially offset by sales increases to customers in the industrial control equipment (9%) and telecommunication equipment (7%) industries.

Our future sales are dependent on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on us. Recent unfavorable economic conditions and uncertainty because of fluctuating circumstances in the global financial markets is impacting our customers. See Note 10 to the Consolidated Financial Statements in Item 8 of this report.

Our international operations are subject to the risks of doing business abroad. These risks have not had a material adverse effect on our results of operations through December 31, 2008. However, we can make no assurances that there will not be an adverse impact in the future. See Item 1A for factors pertaining to our international sales and fluctuations in the exchange rates of foreign currency and for further discussion of potential adverse effects in operating results associated with the risks of doing business abroad. During 2008 and 2007, 48% and 43%, respectively, of our sales were from our international operations.

We had a backlog of approximately $1.6 billion at December 31, 2008, as compared to the 2007 year-end backlog of $1.7 billion. Backlog consists of purchase orders received, including, in some instances, forecast requirements released for production under customer contracts. Although we expect to fill substantially all of our backlog at December 31, 2008 during 2009, we do not have long-term agreements with all of our customers and customer orders can be canceled, changed or delayed by customers. The timely replacement of canceled, changed or delayed orders with orders from new customers cannot be assured, nor can there be any assurance that any of our current customers will continue to utilize our services. Because of these factors, backlog is not a meaningful indicator of future financial results.

Gross Profit
Gross profit decreased 11% to $175.9 million for 2008 from $198.5 million in 2007 as a result of a decrease in sales. Gross profit as a percentage of sales was 6.8% during 2008 and 2007. We experience fluctuations in gross profit from period to period. Different programs contribute different gross profits depending on factors such as the types of services involved, location of production, size of the program, complexity of the product, and level of material costs associated with the various products. Moreover, new programs can contribute relatively less to our gross profit in their early stages when manufacturing volumes are usually lower, resulting in inefficiencies and unabsorbed manufacturing overhead costs. In addition, a number of our new and higher volume programs remain subject to competitive constraints that could exert downward pressure on our margins. During periods of low production volume, we generally have idle capacity and reduced gross profit.

Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased 5% to $90.4 million in 2008 from $94.8 million in 2007. Selling, general and administrative expenses, as a percentage of sales, were 3.5% and 3.3%, respectively, for 2008 and 2007. The decrease in selling, general and administrative expenses is primarily due to reduced overhead resulting from cost controls and lower variable compensation and employee related expenses. The increase in selling, general and administrative expenses as a percentage of sales is primarily associated with the impact of lower sales volumes in 2008.

Restructuring Charges and Integration Costs
We recognized $2.8 million in restructuring charges during 2008 primarily related to reductions in workforce in certain facilities around the globe.

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

Goodwill Impairment
Our annual goodwill impairment analysis indicated there was an impairment of goodwill in two of our reporting units, the Americas and Europe, primarily due to a decline in our market capitalization and recent market turmoil. Accordingly, we recorded a non-cash impairment charge in the fourth quarter of 2008 of $247.5 million.

Interest Expense
Interest expense for 2008 and 2007 was $1.5 million and $2.2 million, respectively. The decrease is due to the repayment of the debt assumed in the Merger. The remaining debt outstanding is primarily a long-term capital lease on one facility that was assumed in the Merger. See Note 6 to the Consolidated Financial Statements in Item 8 of this report.

Income Tax Benefit (Expense)
Income tax benefit of $21.9 million represented an effective tax rate of 13.9% for 2008, compared with income tax expense $(7.7) million at an effective tax rate of 7.7% for the same period in 2007. The change in the effective tax rate is primarily due to non deductible goodwill impairment recorded in 2008. See Note 9 to the Consolidated Financial Statements in Item 8 of this report.

Net Income (Loss)
We reported net income (loss) of approximately $(135.6) million, or a loss per diluted share of $2.02 for 2008, compared with net income of approximately $92.4 million, or $1.27 per diluted share for 2007. The net decrease of $228.0 million in 2008 was due to the factors discussed above.

Year Ended December 31, 2007 Compared With Year Ended December 31, 2006

Sales
Sales for the year ended December 31, 2007 and 2006 were $2.9 billion in each year. The following table sets forth the percentages of our sales by industry for 2007 and 2006.

	2007	2006

Computers and related products for business enterprises	53%	58%
Telecommunication equipment	15	12
Medical devices	13	13
Industrial control equipment	13	11
Testing and instrumentation products	6	6

	100%	100%

During 2007 and 2006, 43% and 37%, respectively, of our sales were from our international operations.

We had a backlog of approximately $1.7 billion at December 31, 2007, as compared to the 2006 year-end backlog of $1.9 billion.

Gross Profit
Gross profit decreased 0.3% to $198.5 million for 2007 from $199.2 million in 2006. Gross profit as a percentage of sales decreased to 6.8% during 2007 from 6.9% in 2006 due primarily to under-absorbed costs. Our margin was also impacted by inefficiencies and resources necessary for the integration activities related to the acquisitions in 2007, as well as the closing of several facilities.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 35% to $94.8 million in 2007 from $70.1 million in 2006. Selling, general and administrative expenses, as a percentage of sales, were 3.3% and 2.4%, respectively, for 2007 and 2006. The increase in selling, general and administrative expenses were primarily associated with the Merger.

Restructuring Charges and Integration Costs
We recognized $11.6 million in restructuring charges and integration costs during 2007 related to reductions in workforce, the re-sizing and closure of certain facilities and the integration of the facilities acquired in the Merger.

Interest Expense
Interest expense for 2007 and 2006 was $2.2 million and $0.4 million, respectively. The increase is due to interest expense on the debt assumed in the Merger. See Note 6 to the Consolidated Financial Statements in Item 8 of this report.

Income Tax Expense
Income tax expense of $7.7 million represented an effective tax rate of 7.7% for 2007, compared with $19.8 million at an effective tax rate of 15.1% for the same period in 2006. The decrease in the effective tax rate was primarily due to a discrete tax benefit of $6.5 million recorded in the third quarter of 2007 related to a previously closed facility that generated a worthless stock deduction and an increase in tax-exempt income in certain foreign locations in 2007. In 2006, a discrete tax benefit of $4.8 million related to the closure of our Leicester, England facility was recorded in the first quarter. See Note 9 to the Consolidated Financial Statements in Item 8 of this report.

Net Income
We reported net income of approximately $92.4 million, or diluted earnings per share of $1.27 for 2007, compared with net income of approximately $110.8 million, or diluted earnings per share of $1.70 for 2006. The net decrease of $18.5 million in 2007 was due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES
We have historically financed our growth and operations through funds generated from operations, proceeds from the sale and maturity of our investments and funds borrowed under our credit facilities. Cash and cash equivalents increased to $359.7 million at December 31, 2008 from $199.2 million at December 31, 2007.

Cash provided by operating activities was $163.5 million in 2008. The cash provided by operations during 2008 consisted primarily of a net loss of $(135.6) million adjusted for $247.5 million of goodwill impairments, $40.7 million of depreciation and amortization, a $61.3 million decrease in accounts receivable, and a $16.0 million decrease in inventories offset by a $70.2 million decrease in accounts payable. Working capital was $822.4 million at December 31, 2008 and $885.1 million at December 31, 2007. As of December 31, 2008, the $48.2 million of long-term investments consist of auction rate securities that were reclassified to long-term during the three months ended March 31, 2008, due to the overall changes that occurred in the global credit and capital markets that have led to failed auctions. These failed auctions, in addition to the overall global economic conditions, have impacted the liquidity of these investments and have resulted in our continuing to hold these securities beyond their typical auction reset dates. The decrease in working capital during 2008 is primarily a result of this reclassification from short-term to long-term investments, in addition to other items.

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

Cash provided by investing activities was $93.5 million for the year ended December 31, 2008 primarily due to the sale and maturities of investments offset by the purchases of investments and additional property, plant and equipment. Capital expenditures of $35.9 million were primarily concentrated in manufacturing production equipment in the Americas and Asia to support our ongoing business and to expand certain existing manufacturing operations.

Cash used in financing activities was $91.2 million for the year ended December 31, 2008. During the year ended December 31, 2008, share repurchases totaled $93.8 million. During 2008, we received $2.9 million from the exercise of stock options and $0.5 million in federal tax benefits of stock options exercised. Principal payments of long-term debt and capital lease obligations were $0.6 million in 2008.

Under the terms of a Credit Agreement (the Credit Agreement), we have a $100.0 million five-year revolving credit facility for general corporate purposes with a maturity date of December 21, 2012. The Credit Agreement includes an accordion feature under which total commitments under the facility may be increased by an additional $100 million, subject to satisfaction of certain conditions. Interest on outstanding borrowings under the Credit Agreement is payable quarterly, at our option, at LIBOR plus 0.75% to 1.75% or a prime rate plus 0.00% to 0.25%, based upon our debt ratio as specified in the Credit Agreement. A commitment fee of 0.15% to 0.35% per annum (based upon our debt ratio) on the unused portion of the revolving credit line is payable quarterly in arrears. As of December 31, 2008, we had no borrowings outstanding under the Credit Agreement, $0.9 million in outstanding letters of credit and $99.1 million was available for future borrowings.

The Credit Agreement is secured by our domestic inventory and accounts receivable, 100% of the stock of our domestic subsidiaries, and 65% of the voting capital stock of each direct foreign subsidiary and substantially all of our and our domestic subsidiaries’ other tangible and intangible assets. The Credit Agreement contains customary financial covenants as to working capital, debt leverage, fixed charges, and consolidated net worth, and restricts our ability to incur additional debt, pay dividends, sell assets and to merge or consolidate with other persons. As of December 31, 2008, we were in compliance with all such covenants and restrictions.

Our Thailand subsidiary has a credit agreement with Kasikornbank Public Company (the Thai Credit Agreement). The Thai Credit Agreement provides that the lender will make available to our Thailand subsidiary up to approximately $16 million in revolving loans and machinery loans. The Thai Credit Agreement is secured by land, buildings and machinery in Thailand. In addition, the Thai Credit Agreement provides for approximately $1.8 million (62 million Thai baht) in working capital availability in the form of working capital loans (10 million Thai baht) and bank guarantees (52 million Thai baht). Availability of funds under the Thai Credit Agreement is reviewed annually and is currently accessible through September 2009. As of December 31, 2008, our Thailand subsidiary had no working capital borrowings outstanding.

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

As of December 31, 2008, we had cash and cash equivalents totaling $359.7 million and $99.1 million available for borrowings under our revolving credit line. We believe that during the next twelve months, our capital expenditures will be approximately $20 to $30 million, principally for machinery and equipment to support our ongoing business around the globe. On July 24, 2008, the Company completed the repurchase of 6.8 million shares under the $125 million share repurchase program approved in July 2007. On July 24, 2008, our Board of Directors approved the additional repurchase of up to $100 million of our outstanding common shares (the 2008 Repurchase Program). During 2008, the Company repurchased a total of 5.8 million common shares for $93.8 million at an average price of $16.14 per share. We have $78.2 million remaining under the 2008 Repurchase Program to repurchase additional shares. We are under no commitment or obligation to repurchase any particular amount of common shares and share purchases may be suspended at any time at management’s discretion. Management believes that our existing cash balances and funds generated from operations will be sufficient to permit us to meet our liquidity requirements over the next twelve months. Management further believes that our ongoing cash flows from operations and any borrowings we may incur under our credit facilities will enable us to meet operating cash requirements in future years. Should we desire to consummate significant acquisition opportunities, our capital needs would increase and could possibly result in our need to increase available borrowings under our revolving credit facility or access public or private debt and equity markets. There can be no assurance, however, that we would be successful in raising additional debt or equity on terms that we would consider acceptable.

CONTRACTUAL OBLIGATIONS

We have certain contractual obligations that extend out beyond 2009 under lease obligations and debt arrangements. Non-cancelable purchase commitments do not typically extend beyond the normal lead-time of several weeks. Purchase orders beyond this time frame are typically cancelable. We do not utilize off-balance sheet financing techniques other than traditional operating leases and we have not guaranteed the obligations of any entity that is not one of our wholly owned subsidiaries. The total contractual cash obligations in existence at December 31, 2008 due pursuant to contractual commitments are:

	Payments due by period
		Less than	1-3	3-5	More than
(in thousands)	Total	1 year	years	years	5 years

Operating lease obligations	$29,657	$8,109	$9,150	$4,403	$7,995
Capital lease obligations	23,378	1,450	2,968	3,070	15,890

Total obligations	$53,035	$9,559	$12,118	$7,473	$23,885

We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48) on January 1, 2007. The amount of unrecognized tax benefits as of December 31, 2008 was $26.9 million. We have not provided a detailed estimate of the timing of future cash outflows associated with the liabilities recognized in this balance due to the uncertainty of when the related tax settlements will become due. See Note 9 to the Consolidated Financial Statements in Item 8 of this report.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2008, we did not have any significant off-balance sheet arrangements. See Note 11 to the Consolidated Financial Statements in Item 8 of this report.

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

We do not use derivative financial instruments for speculative purposes. As of December 31, 2008, we did not have any foreign currency hedges. In the future, significant transactions involving our international operations may cause us to consider engaging in hedging transactions to attempt to mitigate our exposure to fluctuations in foreign exchange rates. These exposures are primarily, but not limited to, vendor payments and intercompany balances in currencies other than the currency in which our foreign operations primarily generate and expend cash. Our international operations in some instances operate in a natural hedge because both operating expenses and a portion of sales are denominated in local currency. Our sales are substantially denominated in U.S. dollars. Our foreign currency cash flows are generated in certain Asian and European countries, Mexico and Brazil.

We are also exposed to market risk for changes in interest rates, a portion of which relates to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place cash and cash equivalents and investments with various major financial institutions. We protect our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by generally investing in investment grade securities. As of December 31, 2008, the outstanding amount in the long-term investment portfolio included $53.5 million (par value) of auction rate securities with an average return of approximately 1.9%.

Item 8.  Financial Statements and Supplementary Data

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
(in thousands, except for par value)	2008	2007

Assets
Current assets:
Cash and cash equivalents	$359,694	$199,198
Short-term investments	—	182,825
Accounts receivable, net of allowance for doubtful accounts of $1,072 and $1,406, respectively	422,058	485,907
Inventories, net	343,163	361,952
Prepaid expenses and other assets	28,308	60,847
Deferred income taxes	10,726	14,562

Total current assets	1,163,949	1,305,291

Long-term investments	48,162	—
Property, plant and equipment, net	134,618	144,182
Goodwill, net	37,912	283,725
Deferred income taxes	21,656	—
Other, net	32,624	29,650

	$1,438,921	$1,762,848

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt and capital lease obligations	$256	$430
Accounts payable	288,045	359,422
Income taxes payable	3,745	1,699
Accrued liabilities	49,485	58,596

Total current liabilities	341,531	420,147

Long-term debt and capital lease obligations, less current installments	11,683	12,096
Other long-term liabilities	29,252	32,675
Deferred income taxes	—	8,682
Shareholders’ equity:
Preferred shares, $0.10 par value; 5,000 shares authorized, none issued	—	—
Common shares, $0.10 par value; 145,000 shares authorized;
issued – 65,337 and 70,687, respectively;
outstanding – 65,226 and 70,576, respectively	6,523	7,058
Additional paid-in capital	741,813	795,779
Retained earnings	318,576	485,067
Accumulated other comprehensive income (loss)	(10,185)	1,616
Less treasury shares, at cost; 111 shares	(272)	(272)

Total shareholders’ equity	1,056,455	1,289,248
Commitments and contingencies

	$1,438,921	$1,762,848

See accompanying notes to consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Consolidated Statements of Income (Loss)

	Year ended December 31,
(in thousands, except per share data)	2008	2007	2006

Sales	$2,590,167	$2,915,919	$2,907,304
Cost of sales	2,414,231	2,717,425	2,708,144

Gross profit	175,936	198,494	199,160
Selling, general and administrative expenses	90,372	94,826	70,109
Amortization of intangibles	1,782	1,788	—
Restructuring charges and integration costs	2,780	11,581	4,723
Goodwill impairment	247,482	—	—

Income (loss) from operations	(166,480)	90,299	124,328
Interest expense	(1,455)	(2,183)	(354)
Interest income	8,675	11,217	8,824
Other income (expense)	1,772	693	(2,214)

Income (loss) before income taxes	(157,488)	100,026	130,584
Income tax benefit (expense)	21,856	(7,670)	(19,762)

Net income (loss)	$(135,632)	$92,356	$110,822

Earnings (loss) per share:
Basic	$(2.02)	$1.28	$1.72
Diluted	$(2.02)	$1.27	$1.70

Weighted-average number of shares outstanding:
Basic	67,060	72,061	64,306
Diluted	67,060	72,829	65,121

See accompanying notes to consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)

	Year ended December 31,
(in thousands)	2008	2007	2006

Net income (loss)	$(135,632)	$92,356	$110,822
Other comprehensive income (loss):
Foreign currency translation adjustments	(6,462)	8,019	1,772
Unrealized loss on investments	(5,313)	—	—
Other	(26)	76	(76)

Comprehensive income (loss)	$(147,433)	$100,451	$112,518

The components of accumulated other comprehensive income (loss) are as follows:

	December 31,
(in thousands)	2008	2007

Cumulative foreign currency translation gains (losses)	$(4,846)	$1,616
Unrealized loss on investments	(5,313)	—
Other	(26)	—

	$(10,185)	$1,616

See accompanying notes to consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity

					Accumulated
			Additional		other		Total
		Common	paid-in	Retained	comprehensive	Treasury	shareholders’
(in thousands)	Shares	shares	capital	earnings	income (loss)	shares	equity

Balances, December 31, 2005	63,249	$6,325	$560,969	$287,272	$(8,175)	$(272)	$846,119
Stock-based compensation expense	—	—	4,125	—	—	—	4,125
Stock split	(1)	—	(66)	—	—	—	(66)
Stock options exercised	1,503	150	15,920	—	—	—	16,070
Federal tax benefit of stock options exercised	—	—	6,512	—	—	—	6,512
Federal tax benefit of Employee Stock Purchase Plan	—	—	62	—	—	—	62
Comprehensive income	—	—	—	110,822	1,696	—	112,518

Balances, December 31, 2006	64,751	6,475	587,522	398,094	(6,479)	(272)	985,340
Adoption of FIN 48	—	—	—	19,335	—	—	19,335
Stock-based compensation expense	—	—	4,454	—	—	—	4,454
Merger	7,302	730	215,240	—	—	—	215,970
Conversion of debt	351	35	4,965	—	—	—	5,000
Shares repurchased and retired	(2,602)	(260)	(27,991)	(24,718)	—	—	(52,969)
Stock options exercised	774	78	9,134	—	—	—	9,212
Federal tax benefit of stock options exercised	—	—	2,455	—	—	—	2,455
Comprehensive income	—	—	—	92,356	8,095	—	100,451

Balances, December 31, 2007	70,576	7,058	795,779	485,067	1,616	(272)	1,289,248
Stock-based compensation expense	—	—	4,732	—	—	—	4,732
Shares repurchased and retired	(5,802)	(580)	(62,394)	(30,859)	—	—	(93,833)
Stock options exercised	312	31	2,902	—	—	—	2,933
Issuance of restricted shares	140	14	(14)	—	—	—	—
Federal tax benefit of stock options exercised	—	—	808	—	—	—	808
Comprehensive loss	—	—	—	(135,632)	(11,801)	—	(147,433)

Balances, December 31, 2008	65,226	$6,523	$741,813	$318,576	$(10,185)	$(272)	$1,056,455

See accompanying notes to consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2008	2007	2006

Cash flows from operating activities:
Net income (loss)	$(135,632)	$92,356	$110,822
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	40,668	43,132	27,378
Deferred income taxes	(26,502)	6,154	(1,137)
Asset impairments	247,482	1,453	—
Gain on the sale of property, plant and equipment	(70)	(409)	(67)
Stock-based compensation expense	4,732	4,454	4,125
Federal tax benefit of stock options exercised	274	813	1,311
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	61,296	111,613	(106,032)
Inventories	15,985	134,781	(58,406)
Prepaid expenses and other assets	33,718	23,512	(25,214)
Accounts payable	(70,160)	(109,250)	(36,919)
Accrued liabilities	(7,529)	(23,906)	1,868
Income taxes	(725)	(2,597)	1,772

Net cash provided by (used in) operations	163,537	282,106	(80,499)
Cash flows from investing activities:
Purchases of investments	(162,709)	(551,050)	(520,380)
Proceeds from sales and maturities of investments	292,050	468,685	635,880
Additions to property, plant and equipment	(35,873)	(17,003)	(42,276)
Proceeds from the sale of property, plant and equipment	291	2,056	586
Additions to purchased software	(271)	(3,569)	(2,342)
Other	—	400	(132)
Net cash acquired in acquisitions	—	3,415	—

Net cash provided by (used in) investing activities	93,488	(97,066)	71,336
Cash flows from financing activities:
Proceeds from stock options exercised	2,933	9,212	16,070
Federal tax benefit of stock options exercised	534	1,642	5,263
Debt issuance cost	(234)	(228)	—
Principal payments on long-term debt and capital lease obligations	(621)	(88,910)	—
Proceeds from long-term debt	—	16,760	—
Share repurchases	(93,833)	(52,969)	—
Stock split costs	—	—	(66)

Net cash provided by (used in) financing activities	(91,221)	(114,493)	21,267
Effect of exchange rate changes	(5,308)	4,779	923

Net increase in cash and cash equivalents	160,496	75,326	13,027
Cash and cash equivalents at beginning of year	199,198	123,872	110,845

Cash and cash equivalents at end of year	$359,694	$199,198	$123,872

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

(b) Principles of Consolidation
The consolidated financial statements include the financial statements of Benchmark Electronics, Inc. and its wholly owned and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(c) Cash and Cash Equivalents
The Company considers all highly liquid debt instruments with an original maturity at the date of purchase of three months or less to be cash equivalents. Cash equivalents of $209.6 million and $75.1 million at December 31, 2008 and 2007, respectively, consist primarily of money-market funds, certificates of deposit, time deposits, commercial paper and U.S. Government backed Agency securities with an initial term of less than three months.

(d) Investments
Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157 with respect to financial assets and liabilities only.

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

As of December 31, 2008, $53.5 million (par value) of long-term investments were recorded at fair value. The long-term investments consist of auction rate securities classified as available-for-sale in conformity with SFAS No. 115. As of December 31, 2007, the Company’s short-term investments consisted of $182.8 million of auction rate securities that were reclassified from short-term investments to long-term investments during the three months ended March 31, 2008, due to the overall changes in the global credit and capital markets that led to failed auctions. These failed auctions in addition to overall global economic conditions have impacted the liquidity of these investments and have resulted in our continuing to hold these securities beyond their typical auction reset dates. The market for these types of securities remains illiquid as of December 31, 2008.

The adoption of SFAS No. 157 impacted the calculation of fair value associated with the Company’s investments. The long-term investments, consisting of auction rate securities, were valued using Level 2 inputs during the first and second quarters of 2008. Due to the current global financial and credit crisis and the continued illiquidity of these securities, the Company transferred these securities from Level 2 to Level 3 as of September 30, 2008, as the assets were subject to valuation using significant unobservable inputs. The fair value of each security was estimated by an independent valuation firm using a discounted cash flow model to calculate the present value of projected cash flows based on a number of inputs and assumptions including the security structure and terms, the current market conditions and the related impact on the expected weighted average life, interest rate estimates and default risk of the securities.

During the year ended December 31, 2008, the Company recorded an unrealized loss of $5.3 million on the long-term investments. The Company has determined that this reduction in fair value is temporary in nature, after considering factors including that the decline in fair value originally occurred in the first quarter of 2008 as a result of the market dislocations that caused the auction process to fail and not because of any deterioration in the credit quality or actual performance of the underlying securities. Additional declines in value occurred during 2008, as a result of widened credit spreads and the overall financial market instability. The Company has the intent and ability to hold these investments for a period of time sufficient to allow for the anticipated recovery in the market value and management intends to hold each investment until the earlier of its recovery or maturity. This unrealized loss reduced the fair value of the Company’s auction rate securities as of December 31, 2008 to $48.2 million. These securities are classified as long-term investments due to the contractual maturity of the underlying securities being over ten years, and the cumulative unrealized loss is included as a component of other comprehensive income (loss) within shareholders’ equity in the accompanying consolidated balance sheet. The following table provides a reconciliation of the beginning and ending balance of our auction rate securities classified as long-term investments measured at fair value using significant unobservable inputs (Level 3 under SFAS No. 157):

Balance as of January 1, 2008	$—
Transfers into Level 3	55,484
Net unrealized losses included in other comprehensive income (loss)	(2,397)
Redemptions of investments	(4,925)

Balance as of December 31, 2008	$48,162

Unrealized losses still held	$5,313

As of December 31, 2008, there were no long-term investments measured at fair value using Level 1 and Level 2 inputs.

The Company’s investments had no impairments as of December 31, 2007. All income generated from these investments is recorded as interest income.

(e) Inventories
Inventories include material, labor and overhead and are stated at the lower of cost (principally first-in, first-out method) or market.

(f) Property, Plant and Equipment
Property, plant and equipment are stated at cost. Depreciation is calculated on the straight-line method over the useful lives of the assets – 5 to 40 years for buildings and building improvements, 2 to 10 years for machinery and equipment, 2 to 10 years for furniture and fixtures, 2 to 5 years for vehicles. Leasehold improvements are amortized on the straight-line method over the shorter of the useful life of the improvement or the remainder of the lease term.

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

(h) Other Assets
Other assets consist primarily of acquired identifiable intangible assets, which are amortized on a straight-line basis over their estimated useful life of 10 years, capitalized purchased software costs, which are amortized straight-line over the estimated useful life of the related software, which ranges from 3 to 7 years, and assets held for sale. Identifiable intangible assets and changes in those amounts during years ended December 31, 2008 and 2007 were as follows:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

Customer relationships, December 31, 2006	$—	$—	$—
Acquired	17,877	—	17,877
Amortization of intangibles	—	(1,788)	(1,788)
Currency translation adjustment	175	(76)	99

Customer relationships, December 31, 2007	18,052	(1,864)	16,188
Amortization of intangibles	—	(1,782)	(1,782)
Currency translation adjustment	(48)	22	(26)

Customer relationships, December 31, 2008	$18,004	$(3,624)	$14,380

Amortization of these intangible assets for 2009 through 2017 will be approximately $1.8 million per year.

During 2008, 2007 and 2006, $0.3 million, $3.6 million and $2.3 million, respectively, of purchased software costs were capitalized. As of December 31, 2008 and 2007, purchase software, net of accumulated amortization totaled $5.9 million and $8.2 million, respectively. The accumulated amortization of purchased software costs at December 31, 2008 and 2007 was $19.4 million and $16.8 million, respectively.

As of December 31, 2008, the Company reclassified assets with a net book value of $8.2 million to assets held for sale in other assets. These assets consist of the manufacturing facility in Tianjin, China acquired in an acquisition (see Note 2) and are available for immediate sale. During 2008, the Company committed to a plan to divest its Tianjin facility.

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

Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The impairment determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit, which the Company has determined to be consistent with its operating segments as defined in Note 13 – “Segment and Geographic Information,” and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its estimated fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with Financial Accounting Standards Board (FASB) Statement No. 141, “Business Combinations”. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. This impairment analysis is based on significant assumptions of future results made by management, including revenue and cash flow projections. Circumstances that may lead to impairment of goodwill include unforeseen decreases in future performance or industry demand and the restructuring of our operations as a result of a change in our business strategy.

The Company’s annual goodwill impairment analysis indicated there was an impairment of goodwill in two of its reporting units, the Americas and Europe, primarily due to a decline in the Company’s market capitalization and recent market turmoil. Accordingly, the Company recorded a non-cash impairment charge in the fourth quarter of 2008 totaling $247.5 million. See Note 5.

(j) Earnings Per Share
Basic earnings per share is computed using the weighted-average number of shares outstanding. Diluted earnings per share is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding stock equivalents during the years ended December 31, 2008, 2007 and 2006. Stock equivalents include common shares issuable upon the exercise of stock options and other equity instruments, and are computed using the treasury stock method of SFAS No. 128, “Earnings Per Share”. Under the treasury stock method, the exercise price of a share, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of estimated tax benefits that would be recorded in paid-in-capital, if any, when the share is exercised are assumed to be used to repurchase shares in the current period.

The following table sets forth the calculation of basic and diluted earnings per share.

	Year ended December 31,
	2008	2007	2006

Numerator for basic earnings per share – net income (loss)	$(135,632)	$92,356	$110,822
Interest expense on convertible debt, net of tax	—	147	—

Numerator for diluted earnings per share	$(135,632)	$92,503	$110,822

Denominator for basic earnings per share – weighted-average number of common shares outstanding during the period	67,060	72,061	64,306
Incremental common shares attributable to exercise of outstanding dilutive options	—	593	815
Incremental common shares attributable to conversion of 6.5% convertible debt	—	42	—
Incremental common shares attributable to exercise of warrants	—	133	—

Denominator for diluted earnings per share	67,060	72,829	65,121

Basic earnings (loss) per share	$(2.02)	$1.28	$1.72

Diluted earnings (loss) per share	$(2.02)	$1.27	$1.70

In 2008, all outstanding options, warrants, restricted shares and phantom stock awards are not included in the computation of diluted loss per share because the Company is in a net loss position. Options to purchase 3.0 million, and 0.8 million common shares in 2007 and 2006, respectively, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares.

As of December 31, 2008, the Company has outstanding warrants to purchase common shares as follows:

Shares	Exercise Price	Expiration Date

126	$14.25	May 1, 2009
160	$12.50	May 1, 2009
40	$10.125	July 18, 2009

These warrants were assumed on January 8, 2007 in connection with an acquisition. See Note 2.

(k) Revenue Recognition
Revenue is primarily derived from the sale of circuit boards and systems. Revenue from the sale of circuit board assemblies, systems and excess inventory is recognized when the goods are shipped, title and risk of ownership have passed, the price to the buyer is fixed and determinable and recoverability is reasonably assured. To a lesser extent, the Company also derives revenue from non-manufacturing services, such as product design, circuit board layout, and test development. Revenue from design, development and engineering services is recognized when the services are performed and collectibility is reasonably certain. Such services provided under fixed price contracts are accounted for using the percentage of completion method. Costs related to these services are expensed as incurred. The Company assumes no significant obligations after shipment as the Company typically warrants workmanship only. Based on historical experience, the warranty provision is immaterial.

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

(m) Stock-Based Compensation
The Company’s stock awards plan permits the grant of a variety of types of awards, including stock options, restricted stock awards, stock appreciation rights, performance awards, and phantom stock awards, or any combination thereof, to key employees of the Company. Stock options are granted to employees with an exercise price equal to the market price of the Company’s stock on the date of grant, vest over a four-year period from the date of grant and have a term of ten years. Restricted shares and phantom stock awards granted to employees vest over a four-year period from the date of grant, subject to the continued employment of the employee by the Company. Members of the Board of Directors of the Company who are not employees of the Company participate in a separate stock option plan that provides for the granting of stock options upon the occurrence of the non-employee director’s election or re-election to the Board of Directors. All awards under the non-employee director stock option plan are fully vested upon the date of grant and have a term of ten years. As of December 31, 2008, 4.5 million additional options or other equity awards may be granted under the Company’s existing plans. See Note 8.

SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The total compensation cost recognized for stock-option awards was $4.7 million, $4.5 million and $4.1 million for 2008, 2007 and 2006. The compensation expense for stock-based awards includes an estimate for forfeitures and is recognized over the vesting period of the options using the straight-line method. SFAS No. 123R requires that cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards (excess tax benefits) be classified as cash flows from financing activities. Awards of restricted shares and phantom stock are valued at the closing market price of the Company’s stock on the date of grant.

As of December 31, 2008, there was approximately $10.2 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 2.3 years. As of December 31, 2008, there was $1.8 million of total unrecognized compensation cost related to restricted share awards. That cost is expected to be recognized over a weighted-average period of 3.74 years. As of December 31, 2008, there was $0.4 million of total unrecognized compensation cost related to phantom stock awards. That cost is expected to be recognized over a weighted-average period of 3.95 years.

During the years ended December 31, 2008, 2007 and 2006, the Company issued 0.8 million, 0.8 million and 1.8 million options, respectively. In connection with the Merger, all outstanding Pemstar options were converted into 369 thousand options of the Company at the 0.160 exchange ratio on January 8, 2007. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions used to value the options converted from Pemstar and the option grants and purchase rights during the years ended December 31, 2008, 2007 and 2006 were as follows:
	Year ended December 31,
	2008	2007	2006

Stock Options
Expected term of options	4.8 years	3.8 years	4.5 years
Expected volatility	40%	32%	43%
Risk-free interest rate	1.91%	3.82%	4.48%
Dividend yield	zero	zero	zero

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

The weighted-average fair value per option granted during the years ended December 31, 2008, 2007 and 2006 was $4.75, $6.94 and $10.16, respectively. The total cash received as a result of stock option exercises for year ended December 31, 2008, 2007 and 2006 was approximately $2.9 million, $9.2 million and $16.1 million, respectively. The tax benefit realized as a result of the stock option exercises during 2008, 2007 and 2006 was $0.8 million, $2.5 million and $6.5 million, respectively. For the year ended December 31, 2008, 2007 and 2006, the total intrinsic value of stock options exercised was $2.4 million, $8.0 million and $21.1 million, respectively.

(n) Use of Estimates
Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in accordance with generally accepted accounting principles. Actual results could differ from those estimates.

(o) Fair Values of Financial Instruments
The Company’s financial instruments consist of cash equivalents, investments, accounts receivable, accrued liabilities, accounts payable and long-term debt. The Company believes that the carrying value of these instruments approximate their fair value. See Note 11.

(p) Foreign Currency
For foreign subsidiaries using the local currency as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expenses are translated at average exchange rates. The effects of these translation adjustments are reported in other comprehensive income. Exchange losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in other expense and totaled approximately $1.9 million, $0.2 million and $3.2 million in 2008, 2007 and 2006, respectively.

(q) Recently Enacted Accounting Principles
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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (SFAS No. 141R). SFAS No. 141R states that all business combinations (whether full, partial or step acquisitions resulting in control of the acquired business) will result in all assets and liabilities of an acquired business being recorded at their fair values. Certain forms of contingent consideration and certain acquired contingencies will be recorded at fair value at the acquisition date. SFAS No. 141R also states acquisition costs will generally be expensed as incurred and restructuring costs will be expensed in periods after the acquisition date. SFAS No. 141R also provides guidance for recognizing changes in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals that result from a business combination transaction as adjustments to income tax expense. This statement is effective for the Company for business combinations for which the acquisition date is on or after January 1, 2009. The impact of adopting SFAS No. 141R will be dependent on the future business combinations that the Company may pursue after January 1, 2009 and any future adjustments made to tax valuation allowances and uncertainty accruals related to business combinations entered into prior to the effective date.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements presented in conformity with U.S. generally accepted accounting principles. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The implementation of this standard will not have a material impact on the Company’s consolidated financial position and results of operations because SFAS No. 162 applies only to establishing hierarchy and did not change current accounting practice.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP No. 157-3). FSP No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active and illustrates how an entity would determine fair value of a financial asset when the market for that financial asset is not active. FSP No. 157-3 provides guidance on how an entity’s own assumptions about cash flows and discount rates should be considered when measuring fair value when relevant market data does not exist, how observable market information in an inactive or dislocated market affects fair value measurements and how the use of broker and pricing service quotes should be considered when applying fair value measurements. FSP No. 157-3 was effective immediately as of September 30, 2008 and for all interim and annual periods thereafter. The adoption of FSP No. 157-3 did not have a material impact on the Company’s consolidated financial statements.

(r) Correction of an Immaterial Error
The 2007 and 2006 consolidated financial statements presented herein reflect the correction of an immaterial error related to stock-based compensation expense. The correction is due to a data input error in the software used to calculate stock-based compensation expense in accordance with SFAS No. 123R. The 2007 correction resulted in a $0.4 million increase in cost of goods sold, a $0.9 million increase in selling, general and administrative expense and a $0.4 million decrease in income tax expense resulting in a $0.9 million ($0.01 per diluted share) decrease in net income as previously reported. The 2006 correction resulted in a $0.4 million increase in cost of goods sold, a $0.8 million increase in selling, general and administrative expense and a $0.3 million decrease in income tax expense resulting in a $0.9 million ($0.01 per diluted share) decrease in net income as previously reported. Associated adjustments were also made to increase additional paid-in capital by $2.5 million, decrease non-current deferred tax liabilities by $0.7 million and decrease retained earnings by $1.8 million as of December 31, 2007. The revision had no impact on the Company’s net cash flows from operating activities for 2007 or 2006.

(s) Reclassifications
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

As a direct result of the Merger, the Company assumed approximately $89.4 million of indebtedness, including $5 million in convertible senior subordinated notes. The Company reduced the assumed debt by $72.2 million in 2007. The convertible senior subordinated notes matured on May 1, 2007 and were converted into 0.4 million common shares at the request of the noteholders. Prior to the Merger, the Company had no outstanding debt.

The Company accounted for the Merger utilizing the accounting principles promulgated by SFAS Nos. 141 and 142. Therefore, the results of operations of the Pemstar operations since January 8, 2007 have been included in the accompanying consolidated statement of income. The allocation of the net purchase price of the Merger resulted in goodwill of $165.9 million.

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

The following summary pro forma condensed consolidated financial information reflects the acquisition of Pemstar as if it had occurred on January 1, 2006 for purposes of the statements of income (loss). The summary pro forma information is not necessarily representative of what the Company’s results of operations would have been had the acquisition of Pemstar in fact occurred on January 1, 2006 and is not intended to project the Company’s results of operations for any future period or date. Pro forma results of operations for the year ended December 31, 2007 related to the Merger have not been presented since the operating results for Pemstar for the period during 2007 up to the date of acquisition are immaterial.
Year ended December 31,
2006

Net sales	$3,479,732
Gross profit	$250,449
Income from operations	$111,292
Net income	$85,874
Earnings per share:
Basic	$1.20
Diluted	$1.19
Weighted-average number of shares outstanding:
Basic	71,608
Diluted	73,050

Note 3—Inventories
Inventory costs are summarized as follows:
	December 31,
	2008	2007

Raw materials	$254,170	$262,765
Work in process	56,486	75,560
Finished goods	32,507	23,627

	$343,163	$361,952

Note 4—Property, Plant and Equipment
Property, plant and equipment consists of the following:
	December 31,
	2008	2007

Land	$6,223	$6,223
Buildings and building improvements	63,788	56,654
Machinery and equipment	297,672	288,776
Furniture and fixtures	6,684	6,437
Vehicles	802	700
Leasehold improvements	15,328	17,717
Construction in progress	1,620	1,114

	392,117	377,621
Less accumulated depreciation	(257,499)	(233,439)

	$134,618	$144,182

Note 5—Goodwill
Goodwill associated with each of the Company’s business segments and changes in those amounts each year were as follows:
	Americas	Asia	Europe	Total

Goodwill, December 31, 2005	$106,910	$6,068	$—	$112,978
Currency translation adjustment	21	—	—	21

Goodwill, December 31, 2006	106,931	6,068	—	112,999
Acquisitions	119,138	31,844	19,691	170,673
Currency translation adjustment	53	—	—	53

Goodwill, December 31, 2007	226,122	37,912	19,691	283,725
Impairment charge	(227,791)	—	(19,691)	(247,482)
Currency translation adjustment	1,669	—	—	1,669

Goodwill, December 31, 2008	$—	$37,912	$—	$37,912

See Note 2 for a discussion of the acquisitions completed during 2007.

Note 6—Borrowing Facilities
Long-term debt and capital lease obligations outstanding consist of the following:

	December 31,
	2008	2007

Long-term debt	$—	$192
Capital lease obligations	11,939	12,334

Total	11,939	12,526
Less current installments	256	430

Long-term debt and capital lease obligations, less current installments	$11,683	$12,096

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

Interest on outstanding borrowings under the Credit Agreement is payable quarterly, at the Company’s option, at either LIBOR plus 0.75% to 1.75% or a prime rate plus 0.00% to 0.25%, based upon the Company’s debt ratio as specified in the Credit Agreement. A commitment fee of 0.15% to 0.35% per annum (based upon the Company’s debt ratio) on the unused portion of the revolving credit line is payable quarterly in arrears. As of December 31, 2008, the Company had no borrowings outstanding under the Credit Agreement, $0.9 million in outstanding letters of credit and $99.1 million was available for future borrowings.

The Credit Agreement is secured by the Company’s domestic inventory and accounts receivable, 100% of the stock of the Company’s domestic subsidiaries, 65% of the voting capital stock of each direct foreign subsidiary and substantially all of the other tangible and intangible assets of the Company and its domestic subsidiaries. The Credit Agreement contains customary financial covenants as to working capital, debt leverage, fixed charges, and consolidated net worth, and restricts the ability of the Company to incur additional debt, pay dividends, sell assets, and to merge or consolidate with other persons. As of December 31, 2008, the Company was in compliance with all such covenants and restrictions.

The Company’s Thailand subsidiary has a credit agreement with Kasikornbank Public Company Limited (the Thai Credit Agreement). The Thai Credit Agreement provides that the lender will make available to the Company’s Thailand subsidiary up to approximately $16 million in revolving loans and machinery loans. The Thai Credit Agreement is secured by land, buildings and machinery in Thailand. In addition, the Thai Credit Agreement provides for approximately $1.8 million (62 million Thai baht) in working capital availability in the form of working capital loans (10 million Thai baht) and bank guarantees (52 million Thai baht). Availability of funds under the Thai Credit Agreement is reviewed annually and is currently accessible through September 2009. As of December 31, 2008, the Company’s Thailand subsidiary had no working capital borrowings outstanding.

The aggregate maturities of capital lease obligations for each of the five years subsequent to December 31, 2008 are as follows: 2009, $0.3 million; 2010, $0.3 million; 2011, $0.4 million; 2012, $0.4 million; and 2013, $0.5 million.

Note 7—Commitments
The Company leases certain manufacturing equipment, office equipment, vehicles and office, warehouse and manufacturing facilities under operating leases. Some of the leases provide for escalation of the lease payments as maintenance costs and taxes increase. The leases expire at various times through 2020. Leases for office space and manufacturing facilities generally contain renewal options. Rental expense for the years ended December 31, 2008, 2007 and 2006 was $10.9 million, $12.3 million and $9.3 million, respectively.

The Company is obligated under capital leases, assumed in the Merger, that expire on various dates through 2023. As of December 31, 2008, property, plant and equipment include the following amounts under capital leases:

Buildings and building improvements	$12,207
Vehicles	91

12,298
Less accumulated depreciation	1,563

$10,735

Future minimum lease payments under noncancelable operating leases and future minimum capital lease payments are as follows:
	Capital	Operating
Year ending December 31,	Leases	Leases

2009	$1,450	$8,109
2010	1,468	6,027
2011	1,500	3,123
2012	1,520	2,230
2013	1,550	2,173
Thereafter	15,890	7,995

Total minimum lease payments	$23,378	$29,657

Less: amount representing interest	11,439

Present value of minimum lease payments	11,939
Less: current installments	256

Capital lease obligations, less current installments	$11,683

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

Note 8—Common Shares and Stock Option Plans
On July 24, 2008, the Company completed the repurchase of 6.8 million of its common shares under the $125 million share repurchase program approved by the Board of Directors on July 25, 2007. On July 24, 2008, the Board of Directors of the Company approved the additional repurchase of up to $100 million of the Company’s outstanding common shares. Share purchases may be made in the open market, in privately negotiated transactions or block transactions, at the discretion of the Company’s management and as market conditions warrant. Purchases will be funded from available cash and may be commenced, suspended or discontinued at any time without prior notice. Shares repurchased under the program will be retired. During 2008, the Company repurchased a total of 5.8 million common shares for $93.8 million at an average price of $16.14 per share. During the period from July 25, 2007 to December 31, 2007, the Company repurchased a total of 2.6 million common shares for $53.0 million at an average price of $20.33 per share.

In 1990, the Board of Directors of the Company adopted and its shareholders approved a Stock Option Plan (the 1990 Plan) for the benefit of its employees, including executive officers. The 1990 Plan, as amended, authorized the Company, upon recommendation of the compensation committee of the Board of Directors, to grant options to purchase a total of 7.2 million common shares of the Company to key employees of the Company. As of December 31, 2008, the Company has outstanding options with respect to 0.5 million common shares under the 1990 Plan. The 1990 Plan expired in May 2000, and no additional grants may be made under that plan.

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

The 2000 Plan provides for the discretionary granting by the Company of incentive stock options as well as non qualified stock options. Incentive stock options may only be granted to employees of the Company or its subsidiaries. The exercise price of any incentive stock option must not be less than the fair market value of the common shares on the date of grant. The exercise price of any incentive stock option granted to 10% shareholders (employees who possess more than 10% of the total combined voting power of all classes of shares of the Company) must be at least 110% of the fair market value of the common shares at the time such option is granted. The stock options will terminate 5 years after the grant date for 10% shareholders and 10 years after the date of grant for all other optionees. Options granted under the 2000 Plan vest over 4 years, subject to the continued employment of the employee by the Company. Restricted shares and phantom stock awards granted to employees vest over a four-year period from the date of grant, subject to the continued employment of the employee by the Company. As of December 31, 2008, the Company has 5.3 million equity awards outstanding with respect to common shares and 4.2 million additional options or other equity awards may be granted under the 2000 Plan.

In December of 1994, the Board of Directors of the Company adopted the Benchmark Electronics, Inc. 1994 Stock Option Plan for Non-Employee Directors (the 1994 Plan) for the benefit of members of the Board of Directors of the Company or its affiliates who were not employees of the Company or its affiliates (as defined in the 1994 Plan). The aggregate number of common shares for which options may be granted under the 1994 Plan was 450 thousand. Under the terms of the 1994 Plan, as amended, each member of the Board of Directors of the Company or its affiliates who was not an employee of the Company or any of its affiliates on the date of the grant (a Non-Employee Director) received a grant of an option to purchase 13.5 thousand common shares of the Company upon the date of his election or re-election to the Board of Directors. The 1994 Plan was replaced in 2002, and no additional grants may be made under that plan. As of December 31, 2008, the Company has outstanding options with respect to 33.8 thousand common shares under the 1994 Plan.

In May 2002, the shareholders of the Company adopted the Benchmark Electronics, Inc. 2002 Stock Option Plan for Non-Employee Directors (the 2002 Plan). The 2002 Plan replaced the 1994 Plan. The 2002 Plan, as amended, provides for the granting of a stock option to purchase up to 15.75 thousand common shares upon the occurrence of the non-employee director’s election or re-election to the Board. The maximum number of common shares for which options may be granted under the 2002 Plan is 675 thousand. No awards may be granted under the 2002 Plan after the expiration of ten years from February 26, 2002, the date of its adoption by the Board of Directors. The 2002 Plan remains in effect as to awards made prior to the expiration of ten years until such awards have been satisfied or have expired. All awards under the 2002 Plan are fully vested upon the date of grant. The exercise price per common share of options granted under the 2002 Plan will be the fair market value of a common share on the date such option is granted. In 2008, 2007 and 2006, pursuant to the 2002 Plan, 60.5 thousand, 50.5 thousand and 60.5 thousand options, respectively, were granted to Non-Employee Directors to purchase common shares at a weighted-average exercise price of $16.25, $21.35 and $26.56 per share, respectively. As of December 31, 2008, the Company has outstanding options with respect to 264.3 thousand common shares and 281.0 thousand additional options may be granted under the 2002 Plan.

The following table summarizes the activities relating to the Company’s stock option:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value

Outstanding at December 31, 2005	5,587	$14.49
Granted	1,812	$24.85
Exercised	(1,503)	$10.69
Canceled	(180)	$21.76

Outstanding at December 31, 2006	5,716	$18.54
Granted	846	$17.47
Converted from Merger	369	$25.47
Exercised	(774)	$11.89
Canceled	(282)	$30.08

Outstanding at December 31, 2007	5,875	$19.15
Granted	817	$12.91
Exercised	(313)	$9.38
Canceled	(541)	$23.04

Outstanding at December 31, 2008	5,838	$18.43	6.10	$3,221

Exercisable at December 31, 2008	3,375	$18.02	4.26	$3,123

The aggregate intrinsic value in the table above is before income taxes and is calculated as the difference between the exercise price of the underlying options and the Company’s closing stock price of $12.77 as of the last business day of the year ended December 31, 2008 for options that had exercise prices that were below the closing price.

At December 31, 2008, 2007 and 2006, the number of options exercisable was 3.4 million, 3.6 million and 3.9 million, respectively, and the weighted-average exercise price of those options was $18.02, $17.11 and $15.96, respectively.

The following table summarizes the activities relating to the Company’s restricted shares:
		Weighted- Average
		Grant Date
	Shares	Fair Value

Outstanding at December 31, 2007	—	—
Granted	140	$13.99

Outstanding at December 31, 2008	140	$13.99

As of December 31, 2008, there were no vested restricted shares.

The following table summarizes the activities relating to the Company’s phantom stock awards:
		Weighted- Average
		Grant Date
	Shares	Fair Value

Outstanding at December 31, 2007	—	—
Granted	34	$12.64

Outstanding at December 31, 2008	34	$12.64

As of December 31, 2008, there were no vested phantom stock awards.

Note 9—Income Taxes
Income tax expense (benefit) based on income (loss) before income taxes consists of:

	Year ended December 31,
	2008	2007	2006

Current:
U.S. Federal	$(1,922)	$(3,361)	$13,419
State and local	226	1,253	3,135
Foreign	6,342	3,624	4,345

	4,646	1,516	20,899
Deferred:
U.S. Federal	(22,598)	6,350	396
State and local	(2,751)	(321)	54
Foreign	(1,153)	125	(1,587)

	(26,502)	6,154	(1,137)

	$(21,856)	$7,670	$19,762

Worldwide income (loss) before income taxes consisted of the following:

	Year ended December 31,
	2008	2007	2006

United States	$(238,750)	$28,129	$59,724
Foreign	81,262	72,497	70,860

	$(157,488)	$100,026	$130,584

Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal statutory income tax rate to income (loss) before income taxes as a result of the following:

	Year ended December 31,
	2008	2007	2006

Tax at statutory rate	$(55,121)	$35,009	$45,704
State taxes, net of federal tax effect	(1,641)	605	2,073
Tax exempt interest	(1,354)	(2,147)	(1,965)
U.S. tax benefit on export sales	—	—	(738)
Effect of foreign operations and tax incentives	(21,358)	(22,200)	(24,590)
Valuation allowance	(1,493)	(434)	100
Write-off of investment in inactive foreign owned subsidiary	(3,440)	(6,481)	(4,760)
Non deductible goodwill impairment	61,289	—	—
Losses in foreign jurisdictions for which no benefit has been provided	758	382	1,426
Other	504	2,936	2,512

Total income tax expense (benefit)	$(21,856)	$7,670	$19,762

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2008	2007

Deferred tax assets:
Carrying value of inventories	$5,658	$5,754
Accrued liabilities and allowances deductible for tax purposes on a cash basis	5,149	7,262
Goodwill	21,441	7,311
Stock-based compensation	4,186	2,700
Net operating loss carryforwards	58,757	59,776
Tax credit carryforwards	3,621	2,083
Other	6,985	4,588

	105,797	89,474
Less: valuation allowance	(64,683)	(64,113)

Net deferred tax assets	41,114	25,361

Deferred tax liabilities:
Plant and equipment, due to differences in depreciation	(2,930)	(4,485)
Goodwill	(4,596)	(13,807)
Other	(1,206)	(1,189)

Gross deferred tax liability	(8,732)	(19,481)

Net deferred tax asset	$32,382	$5,880

Recorded as:
Current deferred tax assets	$10,726	$14,562
Non-current deferred tax assets	21,656	—
Non-current deferred tax liabilities	—	(8,682)

Net deferred tax asset	$32,382	$5,880

The net change in the total valuation allowance for the years ended December 31, 2008, 2007 and 2006 was an increase of $0.6 million, $60.0 million and $1.8 million, respectively. The increase in the valuation allowance for the year ended December 31, 2007 was primarily a result of $60.2 million that was recorded in connection with the Merger. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances as of December 31, 2008.

As of December 31, 2008, the Company had $132.5 million in domestic operating loss carryforwards which will expire from 2022 to 2026, foreign operating loss carryforwards of approximately $25.9 million with indefinite carryforward periods, and foreign operating loss carryforwards of approximately $5.5 million which will expire at varying dates through 2017. The utilization of these net operating loss carryforwards is limited to the future operations of the Company in the tax jurisdictions in which such carryforwards arose. The Company has U.S. federal tax credit carryforwards of $1.9 million which will expire at varying dates through 2028. The Company has state tax credit carryforwards of $1.7 million which will expire at varying dates through 2027.

Cumulative undistributed earnings of certain foreign subsidiaries amounted to approximately $339 million as of December 31, 2008. The Company considers earnings from foreign subsidiaries to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been made for these earnings. Upon distribution of foreign subsidiary earnings in the form of dividends or otherwise, such distributed earnings would be reportable for U.S. income tax purposes (subject to adjustment for foreign tax credits). Determination of the amount of any unrecognized deferred tax liability on these undistributed earnings is not practical.

The Company has been granted certain tax incentives, including tax holidays, for its subsidiaries in China, Ireland, Malaysia and Thailand. These tax incentives, including tax holidays, expire on various dates through 2012, and are subject to certain conditions with which the Company expects to comply. The net impact of these tax incentives was to lower income tax expense for the years ended December 31, 2008, 2007, and 2006 by approximately $15.9 million (approximately $0.24 per diluted share), $15.7 million (approximately $0.22 per diluted share) and $19.4 million (approximately $0.30 per diluted share), respectively.

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

	December 31,
	2008	2007

Balance as of January 1	$27,478	$16,510
Additions related to prior year tax positions	182	600
Decreases related to prior year tax positions	(800)	(200)
Increase from entities acquired in the current year	—	16,224
Additions related to current period tax positions	—	825
Decreases as a result of a lapse of the applicable statute of limitations in current year	(3,739)	(6,481)

Balance as of December 31	$23,121	$27,478

The decrease in the total amount of unrecognized tax benefits reserve during 2008 is primarily the result of the expiration of the statute of limitations for a worthless stock deduction. The increase in the total amount of unrecognized tax benefits reserve from the date of adoption to December 31, 2007 is primarily the result of the addition of $16.2 million of uncertain tax benefits acquired in 2007. See Note 2. The analysis of the uncertain tax positions related to an acquisition in 2007 for both U.S. and foreign jurisdictions under FIN 48 was performed as of the acquisition date pursuant to SFAS No. 141 without any adjustment to income tax expense.

The reserve is classified as a current or long-term liability in the consolidated balance sheet based on the Company’s expectation of when the items will be settled. The Company records interest expense and penalties accrued in relation to uncertain income tax benefits as a component of current income tax expense. The total amount of interest and penalties included in income tax expense during the year ended December 31, 2008 and 2007 was $0.04 million and $0.3 million, respectively. The total amount of accrued potential interest and penalties on unrecognized tax benefits as of December 31, 2008 is $2.2 million and $1.6 million, respectively.

During the next twelve months, it is reasonably possible that the reserve for uncertain tax benefits will decrease by approximately $5.1 million primarily due to the expiration of the statute of limitations for worthless stock deductions on certain unrecognized tax benefits and various other prior year unrecognized tax benefits. The Company’s business locations in Brazil, China, Ireland, Luxembourg, Malaysia, Mexico, the Netherlands, Romania, Singapore, Thailand and the United States remain open to examination by the various local taxing authorities, in total or in part, for fiscal years 2001 to 2008.

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

Sales to major customers were as follows for the indicated periods:

	Year ended December 31,
	2008	2007	2006

Customer A	$411,175	$643,868	$1,118,790

Note 11—Financial Instruments and Concentration of Credit Risk
The carrying amounts of cash equivalents, accounts receivable, accrued liabilities, accounts payable and long-term debt approximate fair value. As of December 31, 2008, the Company’s investments are recorded at fair value. See Note 1 (d). As of December 31, 2008, the Company had no significant off-balance sheet concentrations of credit risk such as foreign currency exchange contracts or other hedging arrangements. Financial instruments that subject the Company to credit risk consist of cash and cash equivalents, investments and trade accounts receivable. Management maintains the majority of the Company’s cash and cash equivalents with financial institutions. One of the most significant credit risks is the ultimate realization of accounts receivable. This risk is mitigated by (i) sales to well established companies, (ii) ongoing credit evaluation of customers, and (iii) frequent contact with customers, especially the most significant customers, thus enabling management to monitor current changes in business operations and to respond accordingly. Management considers these concentrations of credit risks in establishing our allowance for doubtful accounts and believes these allowances are adequate. The Company’s largest customer represented approximately 11% and 21% of its gross accounts receivable as of December 31, 2008 and 2007, respectively.

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

Note 13—Segment and Geographic Information
The Company has manufacturing facilities in the Americas, Asia and Europe to serve its customers. The Company is operated and managed geographically. The Company’s management evaluates performance and allocates the Company’s resources on a geographic basis. Intersegment sales are generally recorded at prices that approximate arm’s length transactions. Operating segments’ measure of profitability is based on income (loss) from operations, except for a non-cash goodwill impairment charge totaling $247.5 million in 2008. These non-cash impairment charges are recorded in the Corporate and intersegment eliminations below. See Note 1(i). The accounting policies for the reportable operating segments are the same as for the Company taken as a whole. The Company has three reportable operating segments: the Americas, Asia, and Europe. Information about operating segments was as follows:

	Year ended December 31,
	2008	2007	2006

Net sales:
Americas	$1,689,146	$2,100,431	$2,514,536
Asia	908,539	965,268	896,024
Europe	257,235	354,489	358,245
Elimination of intersegment sales	(264,753)	(504,269)	(861,501)

	$2,590,167	$2,915,919	$2,907,304

Depreciation and amortization:
Americas	$17,361	$21,306	$13,923
Asia	16,892	16,791	10,196
Europe	2,834	2,598	657
Corporate	3,581	2,437	2,602

	$40,668	$43,132	$27,378

Income (loss) from operations:
Americas	$42,816	$47,296	$78,711
Asia	68,726	64,536	72,863
Europe	2,383	3,888	304
Corporate and intersegment eliminations	(280,405)	(25,421)	(27,550)

	$(166,480)	$90,299	$124,328

Capital expenditures:
Americas	$13,937	$5,509	$23,214
Asia	19,113	9,600	17,921
Europe	2,301	1,221	867
Corporate	793	4,242	2,616

	$36,144	$20,572	$44,618

Total assets:
Americas	$538,296	$849,640	$812,487
Asia	477,500	514,078	333,945
Europe	182,603	140,948	89,003
Corporate and other	240,522	258,182	170,685

	$1,438,921	$1,762,848	$1,406,120

The following enterprise-wide information is provided in accordance with SFAS No. 131. Geographic net sales information reflects the destination of the product shipped. Long-lived assets information is based on the physical location of the asset.

	Year ended December 31,
	2008	2007	2006

Geographic net sales:
United States	$1,953,537	$2,241,403	$2,221,435
Asia	207,172	178,888	112,055
Europe	390,632	462,693	549,803
Other	38,826	32,935	24,011

	$2,590,167	$2,915,919	$2,907,304

Long-lived assets:
United States	$74,993	$86,602	$66,491
Asia	70,916	69,062	45,287
Europe	8,432	10,147	1,419
Other	12,901	8,021	9,314

	$167,242	$173,832	$122,511

Note 14—Employee Benefit Plans
The Company has defined contribution plans qualified under Section 401(k) of the Internal Revenue Code for the benefit of its U.S. employees. The plans cover all U.S. employees with at least one year of service. Under the provisions of the plans, the Company will match a portion of each participant’s contribution. The Company may also make discretionary contributions to the plans. During 2008, 2007 and 2006, the Company made contributions to the plans of approximately $3.4 million, $3.5 million and $2.8 million, respectively. The Company also has defined contribution benefit plans for certain of its international employees primarily dictated by the custom of the regions in which it operates. During 2008, 2007 and 2006, the Company made contributions to the international plans of approximately $0.5 million, $0.5 million and $0.3 million, respectively.

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

The following table summarizes the provisions, the respective payments, activity and the remaining accrued balance as of December 31, 2008 for estimated restructuring charges incurred in 2006:

		Facility	Other
		Lease	Exit	Total
	Severance	Costs	Costs	Costs

Balance as of December 31, 2005	$—	$—	$—	$—
Provision for charges incurred	2,316	739	1,668	4,723
Payments	(2,133)	(724)	(904)	(3,761)
Non-cash charges incurred	—	—	(672)	(672)
Foreign exchange adjustments	17	42	50	109

Balance as of December 31, 2006	200	57	142	399
Provision for charges incurred	(11)	(40)	—	(51)
Payments	(152)	(17)	(142)	(311)
Foreign exchange adjustments	2	—	—	2

Balance as of December 31, 2007	39	—	—	39
Provision for charges incurred	(36)	—	—	(36)
Foreign exchange adjustments	(3)	—	—	(3)

Balance as of December 31, 2008	$—	$—	$—	$—

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

The following table summarizes the provisions, the respective payments, activity and the remaining accrued balance as of December 31, 2008 for estimated restructuring charges incurred in 2007:

		Facility	Other
		Lease	Exit	Total
	Severance	Costs	Costs	Costs

Balance as of December 31, 2006	$—	$—	$—	$—
Provision for charges incurred	1,375	1,211	2,091	4,677
Payments	(1,205)	(200)	(97)	(1,502)
Non-cash charges incurred	—	—	(1,453)	(1,453)
Foreign exchange adjustments	1	—	—	1

Balance as of December 31, 2007	171	1,011	541	1,723
Provision for charges incurred	—	(143)	(57)	(200)
Payments	(171)	(634)	(484)	(1,289)

Balance as of December 31, 2008	$—	$234	$—	$234

The components of the restructuring charges during 2007 were as follows:

	Americas	Europe	Asia	Total

Severance costs	$759	$427	$189	$1,375
Facility lease costs	1,211	—	—	1,211
Other exit costs	1,846	245	—	2,091

	$3,816	$672	$189	$4,677

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

The Company also recorded an assumed liability for expected involuntary employee termination costs and facility closures in connection with the Merger. Costs associated with restructuring activities related to a purchase business combination are accounted for in accordance with Emerging Issue Task Force Issue (EITF) No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”. Accordingly, costs associated with such plans are recorded as a liability assumed as of the consummation date of the purchase business combination and included in the cost of the acquired entity. The following table summarizes the provisions, the respective payments, activity and remaining accrued balance as of December 31, 2008 related to restructuring costs recorded pursuant to EITF No. 95-3 during 2007:

		Facility	Other
		Lease	Exit	Total
	Severance	Costs	Costs	Costs

Balance as of December 31, 2006	$—	$—	$—	$—
Liability assumed in the Merger	344	1,057	1,644	3,045
Payments	(352)	(325)	(172)	(849)
Foreign exchange adjustments	8	76	145	229

Balance as of December 31, 2007	—	808	1,617	2,425
Provision for charges incurred	—	(1)	(511)	(512)
Payments	—	(172)	(333)	(505)
Non-cash charges incurred	—	—	(452)	(452)
Foreign exchange adjustments	—	(124)	126	2

Balance as of December 31, 2008	$—	$511	$447	$958

The components of the liabilities assumed during 2007 for estimated restructuring charges incurred in connection with the Merger were as follows:

	Americas	Europe	Asia	Total

Severance costs	$—	$235	$109	$344
Facility lease costs	—	722	335	1,057
Other exit costs	—	1,112	532	1,644

	$—	$2,069	$976	$3,045

In addition, the Company recognized restructuring charges during 2008 primarily related to reductions in workforce in certain facilities. These charges were recorded pursuant to plans developed and approved by management.

The following table summarizes the provisions, the respective payments and the remaining accrued balance as of December 31, 2008 for estimated restructuring charges incurred in 2008:

		Other
		Exit	Total
	Severance	Costs	Costs

Balance as of December 31, 2007	$—	$—	$—
Provision for charges incurred	3,205	270	3,475
Payments	(2,791)	(42)	(2,833)

Balance as of December 31, 2008	$414	$228	$642

The components of the restructuring charges during 2008 were as follows:

	Americas	Europe	Asia	Total

Severance costs	$628	$1,181	$1,396	$3,205
Other exit costs	—	—	270	270

	$628	$1,181	$1,666	$3,475

During the year ended December 31, 2008, the Company recognized $3.2 million ($2.9 million net of tax) of employee termination costs associated with the involuntary terminations of 377 employees in connection with reductions in workforce of certain facilities. The identified involuntary employee terminations by reportable geographic region amounted to approximately 149, 201 and 27 for the Americas, Asia and Europe, respectively.

Accruals related to restructuring activities are recorded in accrued liabilities in the accompanying consolidated balance sheets.

Note 17—Quarterly Financial Data (Unaudited)
The following table sets forth certain unaudited quarterly information with respect to the Company’s results of operations for the years 2008, 2007 and 2006. The information presented herein reflects an immaterial correction of the Company’s prior period financial statements related to stock-based compensation expense. See note 1(r). Earnings (loss) per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings (loss) per share may not equal the total earnings (loss) per share amounts for the fiscal year.

	2008 Quarter
	1st(1)	2nd(1)	3rd(1)	4th

Sales	$684,309	$682,416	$641,672	$581,770
Gross profit	45,088	45,900	44,169	40,781
Net income (loss)	22,329	22,142	23,635	(203,738)
Earnings (loss) per common share:
Basic	0.32	0.33	0.36	(3.13)
Diluted	0.32	0.33	0.35	(3.13)

	2007 Quarter
	1st(1)	2nd(1)	3rd(1)	4th(1)

Sales	$752,482	$756,295	$672,595	$734,547
Gross profit	54,380	54,387	38,669	51,057
Net income	24,249	25,694	21,783	20,630
Earnings per common share:
Basic	0.34	0.35	0.30	0.29
Diluted	0.34	0.35	0.30	0.29

	2006 Quarter
	1st(1)	2nd(1)	3rd(1)	4th(1)

Sales	$651,244	$749,171	$769,549	$737,340
Gross profit	45,284	52,216	52,175	49,485
Net income	26,328	27,327	29,138	28,029
Earnings per common share:
Basic	0.41	0.42	0.45	0.43
Diluted	0.41	0.42	0.44	0.43

(1) See Note 1(r) for a discussion of the correction of an immaterial error related to stock-based compensation expense.

Note 18—Supplemental Cash Flow Information
The following is additional information concerning supplemental disclosures of cash payments.

	Year ended December 31,
	2008	2007	2006

Income taxes paid, net	$4,573	$1,414	$19,104
Interest paid	$1,420	$1,744	$267

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Benchmark Electronics, Inc.:

We have audited the accompanying consolidated balance sheets of Benchmark Electronics, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Benchmark Electronics, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 9 to the consolidated financial statements, effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Benchmark Electronics, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2009, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

(signed) KPMG LLP
Houston, Texas
February 27, 2009

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in “Internal Control—Integrated Framework”, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included below.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders
Benchmark Electronics, Inc.:

We have audited Benchmark Electronics, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Benchmark Electronics, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Benchmark Electronics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Benchmark Electronics, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated February 27, 2009, expressed an unqualified opinion on those consolidated financial statements.

(signed) KPMG LLP
Houston, Texas
February 27, 2009

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information under the captions “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders (the 2009 Proxy Statement), to be filed not later than 120 days after the close of the Company’s fiscal year, is incorporated herein by reference in response to this item.

Item 11.  Executive Compensation

The information under the captions “Compensation Discussion and Analysis” and “Report of Compensation Committee” in the 2009 Proxy Statement, to be filed not later than 120 days after the close of the Company’s fiscal year, is incorporated herein by reference in response to this item.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information under the caption “Common Share Ownership of Certain Beneficial Owners and Management” in the 2009 Proxy Statement, to be filed not later than 120 days after the close of the Company’s fiscal year, is incorporated herein by reference in response to this item.

The following table sets forth certain information relating to our equity compensation plans as of December 31, 2008.

	Number of
	securities to be		Weighted-		Number of
	issued upon		average exercise		securities
	exercise of		price of		remaining
	outstanding		outstanding		available
	options, warrants		options, warrants		for future
Plan Category	and rights		and rights		issuance

Equity compensation plans approved by security holders	5,838,711	(1)	$18.46	(1)	4,466,512
Equity compensation plans not approved by security holders (2)	33,750		$13.85		—

Total	5,872,461				4,466,512

(1) Includes 34,416 phantom stock awards. The weighted-average exercise price does not take these awards into account.

(2) In December of 1994, the Board of Directors adopted the Benchmark Electronics, Inc. 1994 Stock Option Plan for Non-Employee Directors (the 1994 Plan) for the benefit of members of the Board of Directors of Benchmark or its affiliates who are not employees of Benchmark or its affiliates (as defined in the 1994 Plan). The 1994 Plan was not required to be approved by our shareholders. All awards under the 1994 Plan were fully vested upon the date of grant. The exercise price per common share of options granted under the 1994 Plan was the fair market value of a Common Share on the date such option was granted. As of December 31, 2008, the Company has outstanding options with respect to 33,750 Common Shares under the 1994 Plan. The 1994 Plan was replaced in 2002, and no additional grants may be made under that plan.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information under the caption “Election of Directors” in the 2009 Proxy Statement, to be filed not later than 120 days after the close of the Company’s fiscal year, is incorporated herein by reference in response to this item.

Item 14.  Principal Accounting Fees and Services

The information under the caption “Audit Committee Report to Shareholders” in the 2009 Proxy Statement, to be filed not later than 120 days after the close of the Company’s fiscal year, is incorporated herein by reference in response to this item.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a) (1)  Financial statements of the Company filed as part of this report:

See Item 8 - Financial Statements and Supplementary Data.

     (2)  Financial statement schedule filed as part of this report:

Schedule II - Valuation Accounts

		Additions
	Balance at				Balance at
	Beginning	Charges to			End of
(in thousands)	of Period	Operations	Other	Deductions	Period

Year ended December 31, 2008:
Allowance for doubtful accounts (1)	$1,406	405	(10)	729	1,072
Inventory obsolescence reserve (2)	$10,831	928	(12)	3,722	8,025

Year ended December 31, 2007:
Allowance for doubtful accounts (1)	$1,430	91	5	120	1,406
Inventory obsolescence reserve (2)	$12,549	1,343	—	3,061	10,831

Year ended December 31, 2006:
Allowance for doubtful accounts (1)	$5,318	(837)	78	3,129	1,430
Inventory obsolescence reserve (2)	$12,524	2,476	33	2,484	12,549

(1)	Deductions in the allowance for doubtful accounts represent write-offs, net of recoveries, of amounts determined to be uncollectible.
(2)	Deductions in the inventory obsolescence reserve represent disposals of inventory determined to be obsolete.

Report of Independent Registered Public Accounting Firm on Schedule

The Board of Directors and Shareholders
Benchmark Electronics, Inc.:

Under date of February 27, 2009, we reported on the consolidated balance sheets of Benchmark Electronics, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008, in this annual report on Form 10-K for the year 2008. In connection with the audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule included in Item 15(a)2. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

(signed) KPMG LLP
Houston, Texas
February 27, 2009

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

3.4	—
Amended and Restated Bylaws of the Company dated May 18, 2006 (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K dated May 18, 2006 and filed on May 19, 2006 (Commission file number 1-10560)).

3.5	—
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

4.6	—	Summary of Rights to Purchase Preferred Stock of the Company (incorporated by reference to Exhibit 3 to the Company’s Form 8A12B/A filed December 22, 1998 (Commission file number 1-10560)).

4.7	—
Amendment to the Restated Articles of Incorporation of the Company approved by the shareholders of the Company on August 13, 2002 (incorporated by reference to Exhibit 4.7 to the Company’s Form S-8 (Registration Number 333-103183)).

4.8	—	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K dated May 18, 2006 and filed on May 19, 2006 (Commission file number 1-10560)).

4.9	—
Amendment to the Restated Articles of Incorporation of the Company approved by the shareholders of the Company on May 10, 2006 (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K dated October 16, 2006 and filed on October 16, 2006 (Commission file number 1-10560)).

4.10	—
Amendment No. 1 dated as of December 10, 2008, to the Rights Agreement dated as of December 11, 1998 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K dated December 10, 2008 and filed on December 11, 2008 (Commission file number 1-10560)).

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

10.7	—	Benchmark Electronics, Inc. 2000 Stock Awards Plan (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 (Registration Number 333-54186)).

10.8	—
Form of incentive stock option agreement for use under the 2000 Stock Awards Plan (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 (Registration Number 333-54186)).

10.9*	—	Form of phantom stock agreement for use under the 2000 Stock Awards Plan.

10.10*	—	Form of nonqualified stock option agreement for use under the 2000 Stock Awards Plan.

10.11	—	Form of restricted stock agreement for use under the 2000 Stock Awards Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated March 17, 2008 (Commission file number 1-10560)).

10.12	—	Benchmark Electronics, Inc. Deferred Compensation Plan dated as of December 16, 2008 (incorporated by reference to Exhibit 99.1 to the Company’s Form S-8 (Registration Number 333-156202)).

10.13	—
Lease Agreement dated June 1, 2000 between Industrial Properties of the South and the Company (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission file number 1-10560)).

10.14	—
Lease Agreement dated February 29, 2000 between Millikan Properties, LLC and the Company (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (Commission file number 1-10560)).

10.15	—
Lease Agreement dated February 12, 2003 by and between the Company and BAE SYSTEMS Information and Electronic Systems Integration Inc. (incorporate by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (Commission file number 1-10560)).

10.16	—
Sublease Agreement dated February 12, 2003 by and between the Company and BAE SYSTEMS Information and Electronic Systems Integration Inc. (incorporate by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (Commission file number 1-10560)).

10.17	—
Lease Agreement dated March 13, 2000 by and between Laguna South Exchange LLC and Advanced Digital Information Corporation (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (Commission file number 1-10560)).

10.18	—
Assignment of Lease dated October 31, 2003 by and between Advanced Digital Information Corporation, Diversified Assets LLC and the Company (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (Commission file number 1-10560)).

10.19	—
Guarantee dated September 10, 1998 by the Company in favor of Kilmore Developments Limited (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (Commission file number 1-10560)).

10.20	—
Lease Agreement dated March 9, 2001 by and between BEI Electronics Ireland Limited and Canada Life Assurance (Ireland) Limited (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission file number 1-10560)).

10.21	—
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

10.22	—
Registration Rights Agreement dated as of August 24, 1999 by and between the Company and J. M. Huber Corporation (incorporated by reference from Exhibit 99.2 to the Company’s Form 8-K dated August 24, 1999 and filed on September 8, 1999 (Commission file number 1-10560)).

10.23	—
Employment Agreement between the Company and its President and Chief Executive Officer effective December 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated November 11, 2005 and filed on November 15, 2005 (Commission file number 1-10560)).

10.24	—
Employment Agreement between the Company and its Executive Vice President and Chief Financial Officer effective December 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated November 11, 2005 and filed on November 15, 2005 (Commission file number 1-10560)).

10.25	—
ACT Manufacturing (Thailand) Public Company Limited Credit Facilities Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q dated September 30, 2002 and filed on November 14, 2002 (Commission file number 1-10560)).

10.26	—
Benchmark Electronics, Inc. 2002 Stock Option Plan for Non-Employee Directors (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed April 15, 2002 (Commission file number 1-10560)).

10.27	—
Employment Agreement between the Company and its Chairman of the Board of Directors effective January 1, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated November 30, 2005 and filed on December 2, 2005 (Commission file number 1-10560)).

10.28	—
Employment Agreement between the Company and its Executive Vice President effective December 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated December 1, 2005 and filed on December 2, 2005 (Commission file number 1-10560)).

10.29	—	Code of Conduct (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (Commission file number 1-10560)).

10.30	—
Amendment No. 1 to the Benchmark Electronics, Inc. 2002 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 99.3 to the Company’s Form 8-K dated May 18, 2006 filed on May 19, 2006 (Commission file number 1-10560)).

10.31	—
Key Contributor Severance Agreement between Benchmark Electronics, Inc. and Don Adam dated August 27, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated December 21, 2006 and filed on December 22, 2006 (Commission file number 1-10560)).

10.32	—
Form of Termination Agreements dated November 4, 2008 between the Company and Steven A. Barton and Donald E. Nigbor (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated November 4, 2008 (Commission file number 1-10560)).

10.33	—
Form of Consulting Agreements dated November 4, 2008 between the Company and Steven A. Barton and Donald E. Nigbor (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated November 4, 2008 (Commission file number 1-10560)).

11	—	Statement regarding Computation of Per-Share Earnings (incorporated by reference to “Notes to Consolidated Financial Statements, Note 1(j) – Earnings Per Share” in Item 8 of this report).

21*	—	Subsidiaries of Benchmark Electronics, Inc.

23*	—
Consent of Independent Registered Public Accounting Firm concerning incorporation by reference in the Company’s Registration Statements on Form S-8 (Registration No. 33-61660, No. 333-26805, No. 333-28997, No. 333-54186, No. 333-66889, No. 333-103183, No. 333-101744, No. 333-136798 and No. 333-156202).

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
Date: February 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Name	Position	Date

/s/ Cary T. Fu	Chief Executive Officer	February 27, 2009
Cary T. Fu	(principal executive officer)

/s/ Donald F. Adam	Chief Financial Officer	February 27, 2009
Donald F. Adam	(principal financial and accounting officer)

/s/ Donald E. Nigbor	Chairman of the Board	February 27, 2009
Donald E. Nigbor	of Directors

/s/ Steven A. Barton	Director	February 27, 2009
Steven A. Barton

/s/ Michael R. Dawson	Director	February 27, 2009
Michael R. Dawson

/s/ Peter G. Dorflinger	Director	February 27, 2009
Peter G. Dorflinger

/s/ Douglas G. Duncan	Director	February 27, 2009
Douglas G. Duncan

/s/ Laura W. Lang	Director	February 27, 2009
Laura W. Lang

/s/ Bernee D.L. Strom	Director	February 27, 2009
Bernee D.L. Strom

/s/ Clay C. Williams	Director	February 27, 2009
Clay C. Williams