Form 10-Q
period 2009-03-31
BENCHMARK ELECTRONICS INC
filed 2009-05-08
CIK 863436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b–2 of the Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Act). Yes ☐ No ☑

As of May 7, 2009 there were 65,275,266 Common Shares of Benchmark Electronics, Inc., par value $0.10 per share, outstanding.

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
	March 31,	December 31,
(in thousands, except par value)	2009	2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$406,939	$359,694
Accounts receivable, net of allowance for doubtful accounts of $710 and $1,072, respectively	337,601	422,058
Inventories, net	344,975	343,163
Prepaid expenses and other assets	24,331	28,308
Deferred income taxes	10,746	10,726
Total current assets	1,124,592	1,163,949
Long-term investments	47,371	48,162
Property, plant and equipment, net of accumulated depreciation of $263,301 and $257,499 respectively	130,166	134,618
Goodwill, net	37,912	37,912
Other long-term assets, net	42,848	32,624
Deferred income taxes	21,686	21,656
	$1,404,575	$1,438,921
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of capital lease obligations	$265	$256
Accounts payable	255,924	288,045
Income taxes payable	3,106	3,745
Accrued liabilities	41,359	49,485
Total current liabilities	300,654	341,531
Capital lease obligations, less current installments	11,614	11,683
Other long-term liabilities	29,528	29,252
Shareholders’ equity:
Preferred shares, $0.10 par value; 5,000 shares authorized, none issued	—	—
Common shares, $0.10 par value; 145,000 shares authorized; issued – 65,353 and 65,337, respectively; outstanding – 65,242 and 65,226, respectively	6,524	6,523
Additional paid-in capital	743,387	741,813
Retained earnings	327,814	318,576
Accumulated other comprehensive loss	(14,674)	(10,185)
Less treasury shares, at cost; 111 shares	(272)	(272)
Total shareholders’ equity	1,062,779	1,056,455
Commitments and contingencies
	$1,404,575	$1,438,921

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(unaudited)
	Three Months Ended
	March 31,
	2009	2008
(in thousands, except per share data)

Sales	$496,767	$684,309
Cost of sales	465,131	639,221
Gross profit	31,636	45,088
Selling, general and administrative expenses	20,334	24,006
Restructuring charges	1,130	—
Income from operations	10,172	21,082
Interest expense	(351)	(365)
Interest income	839	3,243
Other income (expense)	(396)	1,628
Income before income taxes	10,264	25,588
Income tax expense	1,026	3,259
Net income	$9,238	$22,329

Earnings per share:
Basic	$0.14	$0.32
Diluted	$0.14	$0.32

Weighted-average number of shares outstanding:
Basic	65,097	69,330
Diluted	65,261	69,462

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended
	March 31,
	2009	2008
(in thousands)

Net income	$9,238	$22,329
Other comprehensive income (loss):
Foreign currency translation adjustments	(3,963)	4,062
Unrealized loss on investments, net of tax	(541)	(3,320)
Other	15	—
Comprehensive income	$4,749	$23,071

The components of accumulated other comprehensive loss are as follows:

	March 31,	December 31,
(in thousands)	2009	2008
Cumulative foreign currency translation losses	$(8,809)	$(4,846)
Unrealized loss on investments, net of tax	(5,854)	(5,313)
Other	(11)	(26)
Accumulated other comprehensive loss	$(14,674)	$(10,185)

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders’ Equity
(unaudited)

					Accumulated
			Additional		other		Total
		Common	paid-in	Retained	comprehensive	Treasury	shareholders’
(in thousands)	Shares	shares	capital	earnings	loss	shares	equity
Balances, December 31, 2008	65,226	$6,523	$741,813	$318,576	$(10,185)	$(272)	$1,056,455
Stock-based compensation expense	—	—	1,419	—	—	—	1,419
Stock options exercised	16	1	141	—	—	—	142
Federal tax benefit of
stock options exercised	—	—	14	—	—	—	14
Comprehensive income	—	—	—	9,238	(4,489)	—	4,749
Balances, March 31, 2009	65,242	$6,524	$743,387	$327,814	$(14,674)	$(272)	$1,062,779

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)
	Three Months Ended
	March 31,
(in thousands)	2009	2008
Cash flows from operating activities:
Net income	$9,238	$22,329
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	9,661	10,091
Deferred income taxes	(50)	1,064
Gain on the sale of property, plant and equipment	(9)	(89)
Stock-based compensation expense	1,419	1,199
Excess tax benefit of stock options exercised	(14)	(44)
Changes in operating assets and liabilities:
Accounts receivable	83,136	34,232
Inventories	(3,745)	(33,776)
Prepaid expenses and other assets	4,130	14,171
Accounts payable	(31,621)	(4,036)
Accrued liabilities	(7,509)	(1,980)
Income taxes	(440)	2,921
Net cash provided by operations	64,196	46,082
Cash flows from investing activities:
Purchases of investments	—	(162,708)
Proceeds from sales and maturities of investments	250	263,925
Additions to property, plant and equipment	(4,665)	(8,531)
Proceeds from the sale of property, plant and equipment	10	164
Additions to purchased software	(68)	(43)
Purchase of intangible asset	(11,300)	—
Net cash provided by (used in) investing activities	(15,773)	92,807
Cash flows from financing activities:
Proceeds from stock options exercised	142	188
Excess tax benefit of stock options exercised	14	44
Principal payments on long-term debt and capital lease obligations	(58)	(107)
Share repurchases	—	(36,845)
Debt issuance cost	—	(234)
Net cash provided by (used in) financing activities	98	(36,954)
Effect of exchange rate changes	(1,276)	(416)
Net increase in cash and cash equivalents	47,245	101,519
Cash and cash equivalents at beginning of year	359,694	199,198
Cash and cash equivalents at March 31	$406,939	$300,717

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

The condensed consolidated financial statements included herein have been prepared by the Company without an audit pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). The financial statements reflect all normal and recurring adjustments which in the opinion of management are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in accordance with generally accepted accounting principles. Actual results could differ from those estimates.

The March 31, 2008 condensed consolidated financial statements presented herein reflect the correction of an immaterial error related to stock-based compensation expense. The correction is due to a data input error in the software used to calculate stock-based compensation expense in accordance with Statement of Financial Accounting Standards (SFAS) No. 123R. The 2008 correction resulted in a $0.1 million increase in cost of goods sold, a $0.3 million increase in selling, general and administrative expense and a $0.1 million decrease in income tax expense resulting in a $0.3 million ($0.01 per diluted share) decrease in net income as previously reported for the three months ended March 31, 2008. Associated adjustments were also made to increase additional paid-in capital by $2.9 million, decrease non-current deferred tax liabilities by $0.8 million and decrease retained earnings by $2.1 million as of March 31, 2008.

Certain reclassifications of prior period amounts have been made to conform to the current presentation.

Note 2 – Stock-Based Compensation
The Company’s stock awards plan permits the grant of a variety of types of awards, including stock options, restricted stock awards, stock appreciation rights, performance awards, and phantom stock awards, or any combination thereof, to key employees of the Company. Stock options are granted to employees with an exercise price equal to the market price of the Company’s stock on the date of grant, vest over a four-year period from the date of grant and have a term of ten years. Restricted shares and phantom stock awards granted to employees vest over a four-year period from the date of grant, subject to the continued employment of the employee by the Company. Members of the Board of Directors of the Company who are not employees of the Company participate in a separate stock option plan that provides for the granting of stock options upon the occurrence of the non-employee director’s election or re-election to the Board of Directors. All awards under the non-employee director stock option plan are fully vested upon the date of grant and have a term of ten years. As of March 31, 2009, 4.6 million additional options or other equity awards may be granted under the Company’s existing plans.

SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The total compensation cost recognized for stock-based awards was $1.4 million and $1.2 million for the three months ended March 31, 2009 and 2008. The compensation expense for stock-based awards includes an estimate for forfeitures and is recognized over the vesting period of the options using the straight-line method. SFAS No. 123R requires that cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards (excess tax benefits) be classified as cash flows from financing activities. Awards of restricted shares and phantom stock are valued at the closing market price of the Company’s stock on the date of grant.

As of March 31, 2009, there was approximately $8.8 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 2.1 years. As of March 31, 2009, there was $1.7 million of total unrecognized compensation cost related to restricted share awards. That cost is expected to be recognized over a weighted-average period of 3.5 years. As of March 31, 2009, there was $0.4 million of total unrecognized compensation cost related to phantom stock awards. That cost is expected to be recognized over a weighted-average period of 3.7 years.

The Company did not issue any options during the three months ended March 31, 2009 or 2008. The total cash received as a result of stock option exercises for the three months ended March 31, 2009 and 2008 was approximately $0.1 million and $0.2 million, respectively, and the tax benefit realized as a result of the stock option exercises was $14 thousand and $44 thousand, respectively. For the three months ended March 31, 2009 and 2008, the total intrinsic value of stock options exercised was $48 thousand and $136 thousand, respectively.

The following table summarizes the activities relating to the Company’s stock options:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value
Outstanding at December 31, 2008	5,838	$18.43	6.10
Granted	—	—
Exercised	(16)	$8.92
Canceled	(243)	$16.37
Outstanding at March 31, 2009	5,579	$18.55	6.02	$1,622
Exercisable at March 31, 2009	3,353	$18.53	4.36	$1,622

The aggregate intrinsic value in the table above is before income taxes and is calculated as the difference between the exercise price of the underlying options and the Company’s closing stock price of $11.20 as of the last business day of the period ended March 31, 2009 for options that had exercise prices that were below the closing price.

The following table summarizes the activities related to the Company’s restricted shares:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Non-vested shares outstanding at December 31, 2008	140	$13.99
Granted	—	—
Canceled	(1)	$12.64
Non-vested shares outstanding at March 31, 2009	139	$13.99

The following table summarizes the activities related to the Company’s phantom stock awards:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Non-vested shares outstanding at December 31, 2008	34	$12.64
Granted	—	—
Canceled	—	—
Non-vested shares outstanding at March 31, 2009	34	$12.64

Note 3 – Earnings Per Share
Basic earnings per share is computed using the weighted-average number of shares outstanding. Diluted earnings per share is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding stock equivalents during the three months ended March 31, 2009 and 2008. Stock equivalents include common shares issuable upon the exercise of stock options and other equity instruments, and are computed using the treasury stock method of SFAS No. 128, “Earnings Per Share”. Under the treasury stock method, the exercise price of a share, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of estimated tax benefits that would be recorded in paid-in-capital, if any, when the share is exercised are assumed to be used to repurchase shares in the current period.

The following table sets forth the calculation of basic and diluted earnings per share.

	Three Months Ended
	March 31,
	2009	2008
Numerator for basic earnings per share - net income	$9,238	$22,329

Denominator for basic earnings per share -
weighted-average number of common
shares outstanding during the period	65,097	69,330
Incremental common shares attributable to
exercise of outstanding dilutive options	160	45
Incremental common shares attributable
to exercise of warrants	4	87
Denominator for diluted earnings per share	65,261	69,462

Basic earnings per share	$0.14	$0.32
Diluted earnings per share	$0.14	$0.32

Options to purchase 4.9 million and 3.0 million common shares for the three months ended March 31, 2009 and 2008, respectively, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares. Outstanding restricted shares and phantom stock awards were not included in the computation of diluted earnings per share because they were anti-dilutive.

As of March 31, 2009, the Company had 286 thousand outstanding warrants to purchase common shares that expired on May 1, 2009. In addition, the Company had 40 thousand outstanding warrants to purchase common shares at $10.13 that expire on July 18, 2009. These warrants were assumed on January 8, 2007 in connection with an acquisition. On April 30, 2009, 20 thousand of these warrants were exercised.

Note 4 – Goodwill and Other Intangible Assets
Goodwill associated with the Company’s Asia business segment totaled $37.9 million at March 31, 2009 and December 31, 2008.

Other intangible assets are included in other long-term assets in the accompanying condensed consolidated balance sheet and as of March 31, 2009 and December 31, 2008 were as follows:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Customer relationships	$17,800	$(4,043)	$13,757
Technology licenses	11,300	—	11,300
Other	869	(53)	816
Other intangible assets, March 31, 2009	$29,969	$(4,096)	$25,873

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Customer relationships	$17,933	$(3,624)	$14,309
Other	868	(47)	821
Other intangible assets, December 31, 2008	$18,801	$(3,671)	$15,130

Customer relationships are being amortized on a straight-line basis over a period of ten years. In March 2009, the Company acquired certain technology licenses for $11.3 million. Technology licenses are being amortized over their estimated useful lives in proportion to the economic benefits consumed. Amortization of other intangible assets for the three months ended March 31, 2009 and 2008 was $0.4 million and $0.5 million, respectively.

The estimated future amortization expense of other intangible assets for each of the next five years is as follows:

Year ending December 31,	Amount
2009 (remaining nine months)	$3,071
2010	4,239
2011	4,441
2012	4,441
2013	3,713

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

Interest on outstanding borrowings under the Credit Agreement is payable quarterly, at the Company’s option, at either LIBOR plus 0.75% to 1.75% or a prime rate plus 0.00% to 0.25%, based upon the Company’s debt ratio as specified in the Credit Agreement. A commitment fee of 0.15% to 0.35% per annum (based upon the Company’s debt ratio) on the unused portion of the revolving credit line is payable quarterly in arrears. As of March 31, 2009, the Company had no borrowings outstanding under the Credit Agreement, $0.3 million in outstanding letters of credit and $99.7 million was available for future borrowings.

The Credit Agreement is secured by the Company’s domestic inventory and accounts receivable, 100% of the stock of the Company’s domestic subsidiaries, 65% of the voting capital stock of each direct foreign subsidiary and substantially all of the other tangible and intangible assets of the Company and its domestic subsidiaries. The Credit Agreement contains customary financial covenants as to working capital, debt leverage, fixed charges, and consolidated net worth, and restricts the ability of the Company to incur additional debt, pay dividends, sell assets, and to merge or consolidate with other persons. As of March 31, 2009, the Company was in compliance with all such covenants and restrictions.

The Company’s Thailand subsidiary has a multi-purpose credit facility with Kasikornbank Public Company Limited (the Thai Credit Facility) that provides for approximately $9.8 million (350 million Thai baht) in working capital availability. The Thai Credit Facility is secured by land and buildings in Thailand. Availability of funds under the Thai Credit Facility is reviewed annually and is currently accessible through April 2010. As of March 31, 2009, the Company’s Thailand subsidiary had no working capital borrowings outstanding.

Note 6 – Inventories
Inventory costs are summarized as follows:

	March 31,	December 31,
	2009	2008
Raw materials	$264,745	$254,170
Work in process	50,523	56,486
Finished goods	29,707	32,507
	$344,975	$343,163

Note 7 – Income Taxes
Income tax expense consists of the following:

	Three Months Ended
	March 31,
	2009	2008
Federal – Current	$5	$861
Foreign – Current	1,011	1,229
State – Current	60	105
Deferred	(50)	1,064
	$1,026	$3,259

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

The Company has been granted certain tax incentives, including tax holidays, for its subsidiaries in China, Ireland, Malaysia and Thailand. These tax incentives, including tax holidays, expire on various dates through 2012, and are subject to certain conditions with which the Company expects to comply. The net impact of these tax incentives was to lower income tax expense for the three month periods ended March 31, 2009 and 2008 by approximately $2.1 million (approximately $0.03 per diluted share) and $4.0 million (approximately $0.06 per diluted share), respectively.

As of March 31, 2009, the total amount of the reserve for uncertain tax benefits including interest and penalties is $27.4 million. The reserve is classified as a current or long-term liability in the consolidated balance sheet based on the Company’s expectation of when the items will be settled in cash. The amount of accrued potential interest and penalties on unrecognized tax benefits included in the reserve as of March 31, 2009 is $2.2 million and $1.6 million, respectively. No material changes affected the reserve during the three months ended March 31, 2009.

During the next twelve months, it is reasonably possible that the reserve for uncertain tax benefits will decrease by approximately $5.7 million primarily due to the expiration of the statute of limitations for worthless stock deductions on certain unrecognized tax benefits and various other prior year unrecognized tax benefits. As of March 31, 2009, the Company’s business locations in Brazil, China, Ireland, Luxembourg, Malaysia, Mexico, the Netherlands, Romania, Singapore, Thailand and the United States remain open to examination by the various local taxing authorities, in total or in part, for fiscal years 2001 to 2008.

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

	Three Months Ended
	March 31,
	2009	2008
Net sales:
Americas	$295,299	$462,901
Asia	175,338	237,404
Europe	46,957	73,389
Elimination of intersegment sales	(20,827)	(89,385)
	$496,767	$684,309

Depreciation and amortization:
Americas	$4,336	$4,378
Asia	3,562	4,264
Europe	652	610
Corporate	1,111	839
	$9,661	$10,091

Income from operations:
Americas	$4,435	$10,771
Asia	12,574	18,463
Europe	1,488	452
Corporate and intersegment eliminations	(8,325)	(8,604)
	$10,172	$21,082

Capital expenditures:
Americas	$1,068	$2,930
Asia	3,418	4,389
Europe	236	1,091
Corporate	11	164
	$4,733	$8,574

	March 31,	December 31,
	2009	2008
Total assets:
Americas	$504,271	$538,296
Asia	435,016	477,500
Europe	191,192	182,603
Corporate and other	274,096	240,522
	$1,404,575	$1,438,921

The following enterprise-wide information is provided in accordance with SFAS No. 131.  Geographic net sales information reflects the destination of the product shipped.  Long-lived assets information is based on the physical location of the asset.

	Three Months Ended
	March 31,
	2009	2008
Geographic net sales:
United States	$360,230	$536,410
Asia	43,866	48,059
Europe	83,596	92,624
Other Foreign	9,075	7,216
	$496,767	$684,309

	March 31,	December 31,
	2009	2008
Long-lived assets:
United States	$82,730	$74,993
Asia	70,760	70,916
Europe	7,383	8,432
Other	12,141	12,901
	$173,014	$167,242

Note 9 – Supplemental Cash Flow Information
The following is additional information concerning supplemental disclosures of cash payments.

	Three Months Ended
	March 31,
	2009	2008

Income taxes paid, net	$1,489	$770
Interest paid	342	369

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

Note 11 – Impact of Recently Issued Accounting Standards
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (SFAS No. 141R). SFAS No. 141R states that all business combinations (whether full, partial or step acquisitions resulting in control of the acquired business) will result in all assets and liabilities of an acquired business being recorded at their fair values. Certain forms of contingent consideration and certain acquired contingencies will be recorded at fair value at the acquisition date. SFAS No. 141R also states acquisition costs will generally be expensed as incurred and restructuring costs will be expensed in periods after the acquisition date. SFAS No. 141R also provides guidance for recognizing changes in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals that result from a business combination transaction as adjustments to income tax expense. In April 2009, the FASB issued FASB Staff  Position (FSP) FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (FSP No. 141(R)-1). Under FSP No. 141(R)-1, an acquirer is required to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, then the acquirer follows the recognition criteria in SFAS No. 5, “Accounting for Contingencies”, and FASB Interpretation 14, “Reasonable Estimation of the Amount of a Loss — an interpretation of FASB Statement No. 5”, to determine whether the contingency should be recognized as of, or after, the acquisition date. These statements are effective for the Company for business combinations for which the acquisition date is on or after January 1, 2009. As the Company completed no business combinations in the first three months of 2009, the adoption of SFAS No. 141R and FSP No. 141(R)-1 as of January 1, 2009 did not have any impact on the Company’s condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (SFAS No. 160). SFAS No. 160 requires a parent company to clearly identify and present ownership interests in subsidiaries held by parties other than the parent company in the consolidated financial statements within the equity section but separate from the parent company’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. Moreover, changes in ownership interest must be accounted as equity transactions, and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary must be measured at fair value. On January 1, 2009, the Company adopted SFAS No. 160. The adoption of SFAS No. 160 did not have a material impact on the Company’s condensed consolidated financial statements.

In February 2008, the FASB issued FASB FSP 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS 157 until January 1, 2009 for all nonfinancial assets and nonfinancial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis. The Company has applied the provisions of FSP No. 157-2 to its financial statement disclosures beginning January 1, 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No.133” (SFAS No. 161). SFAS No. 161 requires enhanced disclosures about derivative and hedging activities. The Company adopted SFAS No. 161 as of January 1, 2009. The adoption of SFAS No. 161 did not have any impact on the Company’s condensed consolidated financial statements or related footnotes.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP No. 142-3). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). FSP No. 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise, and was effective January 1, 2009. The adoption of FSP No. 142-3 did not have any impact on the Company’s condensed consolidated financial statements or related footnotes.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP No. 157-4). FSP No.157-4 provides guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased, as well as guidance on when a transaction is not considered orderly, as defined in SFAS No. 157. The Company will adopt FSP No. 157-4 beginning in the second quarter of 2009. The Company is currently evaluating the impact that the adoption of FSP No. 157-4 will have on its financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP No. 115-2 and 124-2). FSP No. 115-2 and 124-2 amends current other-than-temporary impairment guidance for debt securities and aims to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The Company will adopt FSP No. 115-2 and 124-2 beginning in the second quarter of 2009. The Company is currently evaluating the impact that the adoption of FSP No. 115-2 and 124-2 will have on its financial position, results of operations, or cash flows.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP No. 107-1 and 28-1). FSP No. 107-1 and 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. It also amends Accounting Principles Board (APB) Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The Company will adopt FSP No. FAS 107-1 and APB 28-1 beginning in the second quarter of 2009. The adoption of FSP No. FAS 107-1 and APB 28-1 is not expected to have a material impact on the Company’s condensed consolidated financial statements.

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

The Company recognized restructuring charges during 2007 related to reductions in workforce and the re-sizing of certain facilities. The following table summarizes the respective payments and the remaining accrued balance as of March 31, 2009 for estimated restructuring charges incurred during 2007:

Facility
Lease
Costs
Balance as of December 31, 2008	$234
Payments	(29)
Balance as of March 31, 2009	$205

The Company also recorded an assumed liability for expected involuntary employee termination costs and facility closures in connection with an acquisition. Costs associated with restructuring activities related to a purchase business combination are accounted for in accordance with Emerging Issue Task Force Issue (EITF) No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”. Accordingly, costs associated with such plans are recorded as a liability assumed as of the consummation date of the purchase business combination and included in the cost of the acquired entity. The following table summarizes the provisions, the respective payments, activity and remaining accrued balance as of March 31, 2009 related to restructuring costs recorded pursuant to EITF No. 95-3 during 2007:

	Facility	Other
	Lease	Exit	Total
	Costs	Costs	Costs
Balance as of December 31, 2008	$511	$447	$958
Payments	(94)	—	(94)
Non-cash charges incurred	(89)	(39)	(128)
Foreign exchange adjustments	(27)	(24)	(51)
Balance as of March 31, 2009	$301	$384	$685

In 2008, the Company recognized restructuring charges primarily related to reductions in workforce in certain facilities. These charges were recorded pursuant to plans developed and approved by management. The following table summarizes the provisions, the respective payments, activity and remaining accrued balance as of March 31, 2009 for estimated restructuring charges incurred in 2008:

		Other
		Exit	Total
	Severance	Costs	Costs
Balance as of December 31, 2008	$414	$228	$642
Provision for charges incurred	8	—	8
Payments	(169)	(105)	(274)
Foreign exchange adjustments	(13)	—	(13)
Balance as of March 31, 2009	$240	$123	$363

The Company recognized restructuring charges during the three months ended March 31, 2009 primarily related to reductions in workforce in certain facilities. These charges were recorded pursuant to plans developed and approved by management. The following table summarizes the provisions, the respective payments and the remaining accrued balance as of March 31, 2009 for estimated restructuring charges incurred in 2009:

Severance
Balance as of December 31, 2008	$—
Provision for charges incurred	1,122
Payments	(1,108)
Balance as of March 31, 2009	$14

Accruals related to restructuring activities are recorded in accrued liabilities in the accompanying consolidated balance sheets.

Note 13 – Investments
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

As of March 31, 2009, $53.2 million (par value) of long-term investments were recorded at fair value. The long-term investments consist of auction rate securities classified as available-for-sale in conformity with SFAS No. 115. Overall changes in the global credit and capital markets have led to failed auctions. These failed auctions have impacted the liquidity of these investments and have resulted in our continuing to hold these securities beyond their typical auction reset dates. The market for these types of securities remains illiquid as of March 31, 2009.

The long-term investments, consisting of auction rate securities, were valued using Level 3 inputs as of March 31, 2009, as the assets were subject to valuation using significant unobservable inputs. The fair value of each security was estimated by an independent valuation firm using a discounted cash flow model to calculate the present value of projected cash flows based on a number of inputs and assumptions including the security structure and terms, the current market conditions and the related impact on the expected weighted average life, interest rate estimates and default risk of the securities.

As of March 31, 2009, the Company has recorded an unrealized loss of $5.9 million on the long-term investments. The Company has determined that this reduction in fair value is temporary in nature, after considering factors including that the decline in fair value originally occurred in the first quarter of 2008 as a result of the market dislocations that caused the auction process to fail and not because of any deterioration in the credit quality or actual performance of the underlying securities. Additional declines in value occurred during 2008 and 2009, as a result of widened credit spreads and the overall financial market instability. The Company has the intent and ability to hold these investments for a period of time sufficient to allow for the anticipated recovery in the market value and management intends to hold each investment until the earlier of its recovery or maturity. This unrealized loss reduced the fair value of the Company’s auction rate securities as of March 31, 2009 to $47.4 million. These securities are classified as long-term investments due to the contractual maturity of the underlying securities being over ten years, and the cumulative unrealized loss is included as a component of other comprehensive loss within shareholders’ equity in the accompanying consolidated balance sheet.

The following table provides a reconciliation of the beginning and ending balance of our auction rate securities classified as long-term investments measured at fair value using significant unobservable inputs (Level 3 under SFAS No. 157):

Balance as of January 1, 2009	$48,162
Net unrealized losses included in other comprehensive income (loss)	(541)
Redemptions of investments	(250)
Balance as of March 31, 2009	$47,371
Unrealized losses still held	$5,854

As of March 31, 2009, there were no long-term investments measured at fair value using Level 1 or Level 2 inputs. All income generated from these investments is recorded as interest income.

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

Summary of Results
Sales for the three months ended March 31, 2009 decreased 27% to $496.8 million compared to $684.3 million for the same period of 2008 primarily as a result of the broad-based economic downturn that has been impacting businesses worldwide since mid 2008. During the first quarter of 2009, we saw the markets we serve continue to deteriorate. Like many of our customers, we saw double digit sequential declines in sales in the first quarter. These declines were broad based and impacted customers in all industries that we serve. Sales to customers in the computers and related products for business enterprises industry, industrial control equipment industry, medical devices industry, and the testing and instrumentation products industry declined 37%, 4%, 29% and 84%, respectively, from 2008 to 2009. In 2009, these declines were partially offset by sales increases to customers in the telecommunication equipment (1%) industry. Our new customer and new program ramps contributed to our sales in the first quarter, but not enough to offset the overall decline in sales. Sales to our largest customer, Sun Microsystems, Inc., represented 13% of our sales in the first quarter 2009 compared to 19% of our sales in the first quarter of 2008. Sales to this customer decreased $65.5 million from $129.4 million in the first quarter of 2008 to $63.9 million in the first quarter of 2009 due to reduced demand.

Our future sales are dependent on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on us. Recent unfavorable economic conditions and uncertainty because of fluctuating circumstances in the global financial markets is impacting businesses around the globe. The global economic downturn has had a negative impact on demand for our customers’ products and thus has adversely affected our sales.

Our gross profit as a percentage of sales decreased to 6.4% in the three months ended March 31, 2009 from 6.6% in same period of 2008 primarily due to lower sales volumes which resulted in under-absorbed fixed costs. We do experience fluctuations in gross profit from period to period. Different programs can contribute different gross profits depending on factors such as the types of services involved, location of production, size of the program, complexity of the product, and level of material costs associated with the various products. New programs can contribute relatively less to our gross profit in their early stages when manufacturing volumes are usually lower, resulting in inefficiencies and unabsorbed manufacturing overhead costs. In addition, new and higher volume programs remain subject to competitive constraints that could exert downward pressure on our margins. During periods of low production volume, we generally have idle capacity and reduced gross profit.

In response to the overall economic downturn, we have undertaken initiatives to restructure our business operations with the intention of improving utilization and realizing cost savings in the future. The process of restructuring entails, among other activities, moving production between facilities, reducing staff levels, realigning our business processes and reorganizing our management. During the three months ended March 31, 2009, the Company recognized $1.1 million (pre-tax) of restructuring charges, primarily employee termination costs associated with the involuntary terminations of employees in connection with reductions in workforce of certain facilities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Our significant accounting policies are summarized in Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to allowance for doubtful accounts, inventories, deferred taxes, impairment of long-lived assets, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss would be recognized to the extent that the carrying amount exceeds the asset’s fair value. Goodwill is measured at the reporting unit level, which we have determined to be consistent with our operating segments as defined in Note 8 to the Condensed Consolidated Financial Statements in Item 1 of this report by determining the fair values of the reporting units using a discounted cash flow model and comparing those fair values to the carrying values, including goodwill, of the reporting unit. Our annual goodwill impairment analysis as of December 31, 2008 indicated there was an impairment of goodwill in two of our reporting units, the Americas and Europe, primarily due to a decline in our market capitalization and recent market turmoil. Accordingly, we recorded a non-cash impairment charge in the fourth quarter of 2008 totaling $247.5 million. As of March 31, 2009, we had net goodwill of approximately $37.9 million. Circumstances that may lead to future impairment of goodwill include unforeseen decreases in future performance or industry demand and the restructuring of our operations as a result of a change in our business strategy or other factors.

Stock-Based Compensation
In accordance with the provisions of SFAS No. 123 (Revised 2004) and the Securities and Exchange Commission Staff Accounting Bulletin No. 107 (SAB 107), we began recognizing stock-based compensation expense in our consolidated statement of income on January 1, 2006. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Option pricing models require the input of subjective assumptions, including the expected life of the option and the expected stock price volatility. Judgment is also required in estimating the number of option awards that are expected to vest as a result of satisfaction of time-based vesting schedules. If actual results or future changes in estimates differ significantly from our current estimates, stock-based compensation could increase or decrease. See Note 2 to the Condensed Consolidated Financial Statements in Item 1 of this report.

Recently Enacted Accounting Principles
See Note 11 to the Condensed Consolidated Financial Statements for a discussion of recently enacted accounting principles.

RESULTS OF OPERATIONS
The following table presents the percentage relationship that certain items in our Condensed Consolidated Statements of Income bear to sales for the periods indicated. The financial information and the discussion below should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto in Item 1 of this report. The 2008 Condensed Consolidated Financial Statements in Item 1 of this report reflect the correction of an immaterial error related to stock-based compensation expense. See Note 1 to the Condensed Consolidated Financial Statements in Item 1 of this report.

	Three Months Ended
	March 31,
	2009	2008

Sales	100.0%	100.0%
Cost of sales	93.6	93.4

Gross profit	6.4	6.6
Selling, general and administrative expenses	4.1	3.5
Restructuring charges	0.2	—

Income from operations	2.1	3.1
Other income, net	0.0	0.7

Income before income taxes	2.1	3.8
Income tax expense	0.2	0.5
Net income	1.9%	3.3%

Sales

Sales for the first quarter of 2009 were $496.8 million, a 27% decrease from sales of $684.3 million for the same quarter in 2008. Sales declined primarily as a result of the broad-based economic downturn that has been impacting businesses worldwide since mid 2008. During the first quarter of 2009, we saw the markets we serve continue to deteriorate. Like many of our customers, we saw double digit sequential declines in sales in the first quarter. These declines were broad based and impacted customers in all industries that we serve. The following table sets forth, for the periods indicated, the percentages of our sales by industry sector.

	Three Months Ended
	March 31,
	2009	2008

Computers and related products for business enterprises	44%	51%
Telecommunication equipment	23	17
Industrial control equipment	19	14
Medical devices	13	13
Testing and instrumentation products	1	5
	100%	100%

Sales to customers in the computers and related products for business enterprises industry, industrial control equipment industry, medical devices industry and the testing and instrumentation products industry declined 37%, 4%, 29% and 84%, respectively, from 2008 to 2009. In 2009, these declines were partially offset by a 1% increase in sales to customers in the telecommunication equipment industry.

A substantial percentage of our sales have been made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. Sales to our largest customer decreased $65.5 million from $129.4 million in the first quarter of 2008 to $63.9 million in the first quarter of 2009 primarily due to reduced demand.

Our future sales are dependent on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on us. Recent unfavorable economic conditions and uncertainty because of fluctuating circumstances in the global financial markets is negatively impacting our customers.

Our international operations are subject to the risks of doing business abroad. These risks have not had a material adverse effect on our results of operations through March 31, 2009. However, we can make no assurances that there will not be an adverse impact in the future. See Part II, Item 1A for factors pertaining to our international sales and fluctuations in the exchange rates of foreign currency and for further discussion of potential adverse effects in operating results associated with the risks of doing business abroad. During the first three months of 2009 and 2008, 48% and 47%, respectively, of our sales were from our international operations.

Gross Profit

Gross profit decreased 30% to $31.6 million for the three months ended March 31, 2009 from $45.1 million in the same period of 2008 due primarily to lower sales volumes which resulted in under-absorbed fixed costs. Gross profit as a percentage of sales decreased to 6.4% during the first quarter of 2009 from 6.6% in 2008. We experience fluctuations in gross profit from period to period. Different programs contribute different gross profits depending on factors such as the types of services involved, location of production, size of the program, complexity of the product, and level of material costs associated with the various products. Moreover, new programs can contribute relatively less to our gross profit in their early stages when manufacturing volumes are usually lower, resulting in inefficiencies and unabsorbed manufacturing overhead costs. In addition, a number of our new and higher volume programs remain subject to competitive constraints that could exert downward pressure on our margins. During periods of low production volume, we generally have idle capacity and reduced gross profit.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 15% to $20.3 million in the first quarter of 2009 from $24.0 million in the first quarter of 2008. Selling, general and administrative expenses, as a percentage of sales, were 4.1% and 3.5%, respectively, for the first quarter of 2009 and 2008, respectively. The decrease in selling, general and administrative expenses is primarily due to reduced overhead resulting from cost controls and lower employee related expenses. The increase in selling, general and administrative expenses as a percentage of sales is primarily associated with the impact of lower sales volumes in the first quarter of 2009.

Restructuring Charges

We recognized $1.1 million in restructuring charges during the first quarter of 2009 related to reductions in workforce in certain facilities around the globe. See Note 12 to the Condensed Consolidated Financial Statements in Item 1 of this report.

Interest Income

Interest income for the three-month periods ended March 31, 2009 and 2008 was $0.8 million and $3.2 million, respectively. The decrease is due to the overall decline in market rates of interest.

Interest Expense

Interest expense for the three-month periods ended March 31, 2009 and 2008 was $0.4 million.

Income Tax Expense

Income tax expense of $1.0 million represented an effective tax rate of 10.0% for the three months ended March 31, 2009, compared with $3.3 million at an effective tax rate of 12.7% for the same period in 2008. The decrease in the effective tax rate is primarily due to an increase in tax-exempt income in certain foreign locations in the first three months of 2009. See Note 7 to the Condensed Consolidated Financial Statements in Item 1 of this report.

Net Income

We reported net income of approximately $9.2 million, or diluted earnings per share of $0.14 for the first three months of 2009, compared with net income of approximately $22.3 million, or diluted earnings per share of $0.32 for the same period of 2008. The net decrease of $13.1 million from 2008 was primarily due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES
We have historically financed our growth and operations through funds generated from operations, proceeds from the sale and maturity of our investments and funds borrowed under our credit facilities. Cash and cash equivalents increased to $406.9 million at March 31, 2009 from $359.7 million at December 31, 2008.

Cash provided by operating activities was $64.2 million in 2009. The cash provided by operations during 2009 consisted primarily of $9.2 million of net income adjusted for $9.7 million of depreciation and amortization, an $83.1 million decrease in accounts receivable, and a $4.1 million decrease in prepaid expenses and other assets, offset by a $3.7 million increase in inventories, a $31.6 million decrease in accounts payable and a $7.5 million decrease in accrued liabilities. Working capital was $823.9 million at March 31, 2009 and $822.4 million at December 31, 2008.

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

Cash used in investing activities was $15.8 million for the three months ended March 31, 2009 primarily due to the purchase of an intangible asset and additional purchases of property, plant and equipment. Purchases of additional property, plant and equipment of $4.7 million were primarily concentrated in manufacturing production equipment in Asia to support our ongoing business and to expand certain existing manufacturing operations.

Cash provided by financing activities was $0.1 million for the three months ended March 31, 2009.

Under the terms of a Credit Agreement (the Credit Agreement), we have a $100.0 million five-year revolving credit facility for general corporate purposes with a maturity date of December 21, 2012. The Credit Agreement includes an accordion feature under which total commitments under the facility may be increased by an additional $100 million, subject to satisfaction of certain conditions. Interest on outstanding borrowings under the Credit Agreement is payable quarterly, at our option, at LIBOR plus 0.75% to 1.75% or a prime rate plus 0.00% to 0.25%, based upon our debt ratio as specified in the Credit Agreement. A commitment fee of 0.15% to 0.35% per annum (based upon our debt ratio) on the unused portion of the revolving credit line is payable quarterly in arrears. As of March 31, 2009, we had no borrowings outstanding under the Credit Agreement, $0.3 million in outstanding letters of credit and $99.7 million was available for future borrowings.

The Credit Agreement is secured by our domestic inventory and accounts receivable, 100% of the stock of our domestic subsidiaries, and 65% of the voting capital stock of each direct foreign subsidiary and substantially all of our and our domestic subsidiaries’ other tangible and intangible assets. The Credit Agreement contains customary financial covenants as to working capital, debt leverage, fixed charges, and consolidated net worth, and restricts our ability to incur additional debt, pay dividends, sell assets and to merge or consolidate with other persons. As of March 31, 2009, we were in compliance with all such covenants and restrictions.

Our Thailand subsidiary has a multi-purpose credit facility with Kasikornbank Public Company Limited (the Thai Credit Facility) that provides for approximately $9.8 million (350 million Thai baht) in working capital availability. The Thai Credit Facility is secured by land and buildings in Thailand. Availability of funds under the Thai Credit Facility is reviewed annually and is currently accessible through April 2010. As of March 31, 2009, our Thailand subsidiary had no working capital borrowings outstanding.

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

As of March 31, 2009, we had cash and cash equivalents totaling $406.9 million and $99.7 million available for borrowings under our revolving credit line. We believe that during the next twelve months, our capital expenditures will be approximately $20 million, principally for leasehold and property improvements to support our ongoing business around the globe. On July 24, 2008, our Board of Directors approved the additional repurchase of up to $100 million of our outstanding common shares (the 2008 Repurchase Program). During 2008, the Company repurchased a total of 5.8 million common shares for $93.8 million at an average price of $16.14 per share. We have $78.2 million remaining under the 2008 Repurchase Program to repurchase additional shares. We are under no commitment or obligation to repurchase any particular amount of common shares and during the three months ended March 31, 2009 management did not purchase any shares. Management believes that our existing cash balances and funds generated from operations will be sufficient to permit us to meet our liquidity requirements over the next twelve months. Management further believes that our ongoing cash flows from operations and any borrowings we may incur under our credit facilities will enable us to meet operating cash requirements in future years. Should we desire to consummate significant acquisition opportunities, our capital needs would increase and could possibly result in our need to increase available borrowings under our revolving credit facility or access public or private debt and equity markets. There can be no assurance, however, that we would be successful in raising additional debt or equity on terms that we would consider acceptable.

CONTRACTUAL OBLIGATIONS

We have certain contractual obligations for operating leases that were summarized in a table of Contractual Obligations in our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes to our contractual obligations, outside of the ordinary course of our business, since December 31, 2008.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2009, we did not have any significant off-balance sheet arrangements.

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

We do not use derivative financial instruments for speculative purposes. As of March 31, 2009, we did not have any foreign currency hedges. In the future, significant transactions involving our international operations may cause us to consider engaging in hedging transactions to attempt to mitigate our exposure to fluctuations in foreign exchange rates. These exposures are primarily, but not limited to, vendor payments and intercompany balances in currencies other than the currency in which our foreign operations primarily generate and expend cash. Our international operations in some instances operate in a natural hedge because both operating expenses and a portion of sales are denominated in local currency. Our sales are substantially denominated in U.S. dollars. Our foreign currency cash flows are generated in certain Asian and European countries, Mexico and Brazil.

We are also exposed to market risk for changes in interest rates, a portion of which relates to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place cash and cash equivalents and investments with various major financial institutions. We protect our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by generally investing in investment grade securities. As of March 31, 2009, the outstanding amount in the long-term investment portfolio included $53.2 million (par value) of auction rate securities with an average return of approximately 1.0%.

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

Item 1A.        Risk Factors.

There are no material changes to the risk factors set forth in Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.           Unregistered Sales Of Equity Securities And Use Of Proceeds.

None.

Item 6.           Exhibits.

31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 8, 2009.

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