Form 10-Q
period 2009-06-30
BENCHMARK ELECTRONICS INC
filed 2009-08-07
CIK 863436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009.

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to________________.

Commission File Number: 1-10560

BENCHMARK ELECTRONICS, INC.
(Exact name of registrant as specified in its charter)

Texas	74-2211011
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3000 Technology Drive Angleton, Texas	77515
(Address of principal executive offices)	(Zip Code)

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

As of August 6, 2009 there were 64,920,808 Common Shares of Benchmark Electronics, Inc., par value $0.10 per share, outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30,	December 31,
(in thousands, except par value)	2009	2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$403,760	$359,694
Accounts receivable, net of allowance for doubtful accounts of $519 and $1,072, respectively	350,474	422,058
Inventories, net	322,220	343,163
Prepaid expenses and other assets	33,677	28,308
Deferred income taxes	11,040	10,726
Total current assets	1,121,171	1,163,949
Long-term investments	48,394	48,162
Property, plant and equipment, net of accumulated depreciation of $270,175 and $257,499 respectively	132,517	134,618
Goodwill, net	37,912	37,912
Other long-term assets, net	41,412	32,624
Deferred income taxes	21,687	21,656
	$1,403,093	$1,438,921
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of capital lease obligations	$273	$256
Accounts payable	229,164	288,045
Income taxes payable	3,734	3,745
Accrued liabilities	49,476	49,485
Total current liabilities	282,647	341,531
Capital lease obligations, less current installments	11,537	11,683
Other long-term liabilities	29,956	29,252
Shareholders’ equity:
Preferred shares, $0.10 par value; 5,000 shares authorized, none issued	—	—
Common shares, $0.10 par value; 145,000 shares authorized; issued – 65,111 and 65,337, respectively; outstanding – 65,000 and 65,226, respectively	6,500	6,523
Additional paid-in capital	741,864	741,813
Retained earnings	338,984	318,576
Accumulated other comprehensive loss	(8,123)	(10,185)
Less treasury shares, at cost; 111 shares	(272)	(272)
Total shareholders’ equity	1,078,953	1,056,455
Commitments and contingencies
	$1,403,093	$1,438,921

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2009	2008	2009	2008

Sales	$481,802	$682,416	$978,569	$1,366,725
Cost of sales	447,248	636,516	912,379	1,275,737
Gross profit	34,554	45,900	66,190	90,988
Selling, general and administrative expenses	21,184	23,393	41,518	47,399
Restructuring charges	1,017	—	2,147	—
Income from operations	12,353	22,507	22,525	43,589
Interest expense	(350)	(359)	(701)	(724)
Interest income	489	1,986	1,328	5,229
Other income (expense)	1	709	(395)	2,337
Income before income taxes	12,493	24,843	22,757	50,431
Income tax expense	938	2,701	1,964	5,960
Net income	$11,555	$22,142	$20,793	$44,471

Earnings per share:
Basic	$0.18	$0.33	$0.32	$0.65
Diluted	$0.18	$0.33	$0.32	$0.65

Weighted-average number of shares outstanding:
Basic	65,018	67,541	65,057	68,436
Diluted	65,197	67,714	65,315	68,672

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2009	2008	2009	2008

Net income	$11,555	$22,142	$20,793	$44,471
Other comprehensive income (loss):
Foreign currency translation adjustments	5,448	1,411	1,485	5,473
Unrealized gain (loss) on investments, net of tax	1,123	404	582	(2,916)
Other	(20)	—	(5)	—
Comprehensive income	$18,106	$23,957	$22,855	$47,028

The components of accumulated other comprehensive loss are as follows:

	June 30,	December 31,
(in thousands)	2009	2008

Cumulative foreign currency translation losses	$(3,361)	$(4,846)
Unrealized loss on investments, net of tax	(4,731)	(5,313)
Other	(31)	(26)
Accumulated other comprehensive loss	$(8,123)	$(10,185)

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders’ Equity
(unaudited)

					Accumulated
			Additional		other		Total
		Common	paid-in	Retained	comprehensive	Treasury	shareholders’
(in thousands)	Shares	shares	capital	earnings	loss	shares	equity

Balances, December 31, 2008	65,226	$6,523	$741,813	$318,576	$(10,185)	$(272)	$1,056,455
Stock-based compensation expense	—	—	2,519	—	—	—	2,519
Shares repurchased and retired	(305)	(30)	(3,274)	(385)	—	—	(3,689)
Stock options exercised	59	5	530	—	—	—	535
Warrants exercised	20	2	201	—	—	—	203
Federal tax benefit of stock options exercised	—	—	75	—	—	—	75
Comprehensive income	—	—	—	20,793	2,062	—	22,855
Balances, June 30, 2009	65,000	$6,500	$741,864	$338,984	$(8,123)	$(272)	$1,078,953

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,
(in thousands)	2009	2008

Cash flows from operating activities:
Net income	$20,793	$44,471
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,481	20,207
Deferred income taxes	(345)	2,356
(Gain) loss on the sale of property, plant and equipment	8	(71)
Stock-based compensation expense	2,519	2,870
Excess tax benefit of stock options exercised	(75)	(526)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	71,932	15,317
Inventories	29,490	(29,253)
Prepaid expenses and other assets	754	16,689
Accounts payable	(62,498)	(20,312)
Accrued liabilities	(5,594)	(4,562)
Income taxes	328	1,142
Net cash provided by operations	76,793	48,328
Cash flows from investing activities:
Purchases of investments	—	(162,709)
Proceeds from sales and maturities of investments	350	286,125
Additions to property, plant and equipment	(9,579)	(18,549)
Proceeds from the sale of property, plant and equipment	145	219
Additions to purchased software	(62)	(56)
Business acquisition	(10,552)	—
Purchase of intangible asset	(11,300)	—
Net cash provided by (used in) investing activities	(30,998)	105,030
Cash flows from financing activities:
Proceeds from stock options exercised	535	2,325
Excess tax benefit of stock options exercised	75	526
Proceeds from warrants exercised	203	—
Principal payments on long-term debt and capital lease obligations	(125)	(233)
Share repurchases	(3,689)	(66,639)
Debt issuance cost	—	(234)
Net cash used in financing activities	(3,001)	(64,255)
Effect of exchange rate changes	1,272	(286)
Net increase in cash and cash equivalents	44,066	88,817
Cash and cash equivalents at beginning of year	359,694	199,198
Cash and cash equivalents at June 30	$403,760	$288,015

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

The condensed consolidated financial statements included herein have been prepared by the Company without an audit pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). The financial statements reflect all normal and recurring adjustments which in the opinion of management are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Company has performed an evaluation of subsequent events through August 7, 2009, which is the date the financial statements were issued.

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in accordance with generally accepted accounting principles. Actual results could differ from those estimates.

The June 30, 2008 condensed consolidated financial statements presented herein reflect the correction of an immaterial error related to stock-based compensation expense. The correction is due to a data input error in the software used to calculate stock-based compensation expense in accordance with Statement of Financial Accounting Standards (SFAS) No. 123R. The 2008 correction resulted in a $0.2 million increase in cost of goods sold, a $0.6 million increase in selling, general and administrative expense and a $0.2 million decrease in income tax expense, resulting in a $0.6 million ($0.01 per diluted share) decrease in net income as previously reported for the six months ended June 30, 2008. Associated adjustments were also made to increase additional paid-in capital by $3.3 million, decrease non-current deferred tax liabilities by $1.0 million and decrease retained earnings by $2.3 million, in each case, as of June 30, 2008.

Certain reclassifications of prior period amounts have been made to conform to the current presentation.

Note 2 – Stock-Based Compensation
The Company’s stock awards plan permits the grant of a variety of types of awards, including stock options, restricted stock awards, stock appreciation rights, performance awards, and phantom stock awards, or any combination thereof, to key employees of the Company. Stock options are granted to employees with an exercise price equal to the market price of the Company’s stock on the date of grant, vest over a four-year period from the date of grant and have a term of ten years. Restricted shares and phantom stock awards granted to employees vest over a four-year period from the date of grant, subject to the continued employment of the employee by the Company. Members of the Board of Directors of the Company who are not employees of the Company participate in a separate stock option plan that provides for the granting of stock options upon the occurrence of the non-employee director’s election or re-election to the Board of Directors. All awards under the non-employee director stock option plan are fully vested upon the date of grant and have a term of ten years. As of June 30, 2009, 4.6 million additional options or other equity awards may be granted under the Company’s existing plans.

SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The total compensation cost recognized for stock-based awards was $1.1 million and $2.5 million for the three and six months ended June 30, 2009, and $1.7 million and $2.9 million for the three and six months ended June 30, 2008. The compensation expense for stock-based awards includes an estimate for forfeitures and is recognized over the vesting period of the options using the straight-line method. SFAS No. 123R requires that cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards (excess tax benefits) be classified as cash flows from financing activities. Awards of restricted shares and phantom stock are valued at the closing market price of the Company’s stock on the date of grant.

As of June 30, 2009, there was approximately $7.4 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 1.9 years. As of June 30, 2009, there was $1.5 million of total unrecognized compensation cost related to restricted share awards. That cost is expected to be recognized over a weighted-average period of 3.3 years. As of June 30, 2009, there was $0.3 million of total unrecognized compensation cost related to phantom stock awards. That cost is expected to be recognized over a weighted-average period of 3.5 years.

During the three and six months ended June 30, 2009 and 2008, the Company issued 60 thousand and 50 thousand options, respectively. The Company did not issue any options during the three months ended March 31, 2009 or 2008. The weighted-average assumptions used to value the options granted during the three and six months ended June 30, 2009 and 2008, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Expected term of options	7.0 years	7.0 years	7.0 years	7.0 years
Expected volatility	44%	42%	44%	42%
Risk-free interest rate	3.03%	3.67%	3.03%	3.67%
Dividend yield	zero	zero	zero	zero

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

The weighted-average fair value per option granted during the three and six months ended June 30, 2009 was $6.08. The total cash received as a result of stock option exercises for the six months ended June 30, 2009 and 2008 was approximately $0.5 million and $2.3 million, respectively, and the tax benefit realized as a result of the stock option exercises was $75 thousand and $0.7 million, respectively. For the six months ended June 30, 2009 and 2008, the total intrinsic value of stock options exercised was $0.2 million and $2.1 million, respectively.

The following table summarizes the activities relating to the Company’s stock options:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	5,838	$18.43	6.1
Granted	60	$12.18
Exercised	(59)	$9.06
Canceled	(479)	$15.8
Outstanding at June 30, 2009	5,360	$18.7	6.04	$5,840
Exercisable at June 30, 2009	3,156	$18.8	4.49	$4,527

The aggregate intrinsic value in the table above is before income taxes and is calculated as the difference between the exercise price of the underlying options and the Company’s closing stock price of $14.40 as of the last business day of the period ended June 30, 2009 for options that had exercise prices that were below the closing price.

The following table summarizes the activities related to the Company’s restricted shares:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Non-vested shares outstanding at December 31, 2008	140	$13.99
Granted	—	—
Canceled	(1)	$12.64
Non-vested shares outstanding at June 30, 2009	139	$14.00

The following table summarizes the activities related to the Company’s phantom stock awards:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Non-vested shares outstanding at December 31, 2008	34	$12.64
Granted	—	—
Canceled	(1)	$12.64
Non-vested shares outstanding at June 30, 2009	33	$12.64

Note 3 – Earnings Per Share
Basic earnings per share is computed using the weighted-average number of shares outstanding. Diluted earnings per share is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding stock equivalents during the three and six months ended June 30, 2009 and 2008. Stock equivalents include common shares issuable upon the exercise of stock options and other equity instruments, and are computed using the treasury stock method of SFAS No. 128, “Earnings Per Share”. Under the treasury stock method, the exercise price of a share, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of estimated tax benefits that would be recorded in paid-in-capital, if any, when the share is exercised are assumed to be used to repurchase shares in the current period.

The following table sets forth the calculation of basic and diluted earnings per share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Numerator for basic earnings per share - net income	$11,555	$22,142	$20,793	$44,471

Denominator for basic earnings per share -weighted-average number of common shares outstanding during the period	65,018	67,541	65,057	68,436
Incremental common shares attributable to exercise of outstanding dilutive options	145	90	230	151
Incremental common shares attributable to outstanding restricted shares and phantom stock	23	—	11	—
Incremental common shares attributable to exercise of warrants	11	83	17	85
Denominator for diluted earnings per share	65,197	67,714	65,315	68,672

Basic earnings per share	$0.18	$0.33	$0.32	$0.65
Diluted earnings per share	$0.18	$0.33	$0.32	$0.65

Options to purchase 3.6 million and 4.4 million common shares for the three and six months ended June 30, 2009, respectively, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares. Options to purchase 3.0 million and 3.1 million common shares for the three and six months ended June 30, 2008, respectively, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares for the respective periods. Outstanding restricted shares and phantom stock awards were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2008 because they were anti-dilutive.

As of June 30, 2009, the Company had 20 thousand outstanding warrants to purchase common shares at $10.13. These warrants were exercised on July 17, 2009.

Note 4 – Goodwill and Other Intangible Assets
Goodwill associated with the Company’s Asia business segment totaled $37.9 million at June 30, 2009 and December 31, 2008.

Other intangible assets are included in other long-term assets in the accompanying condensed consolidated balance sheet and as of June 30, 2009 and December 31, 2008 were as follows:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Customer relationships	$17,907	$(4,529)	$13,378
Technology licenses	11,300	(446)	10,854
Other	868	(58)	810
Other intangible assets, June 30, 2009	$30,075	$(5,033)	$25,042

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Customer relationships	$17,933	$(3,624)	$14,309
Other	868	(47)	821
Other intangible assets, December 31, 2008	$18,801	$(3,671)	$15,130

Customer relationships are being amortized on a straight-line basis over a period of ten years. In March 2009, the Company acquired certain technology licenses for $11.3 million. Technology licenses are being amortized over their estimated useful lives in proportion to the economic benefits consumed. Amortization of other intangible assets for the six months ended June 30, 2009 and 2008 was $1.4 million and $0.9 million, respectively.

The estimated future amortization expense of other intangible assets for each of the next five years is as follows:

Year ending December 31,	Amount
2009 (remaining six months)	$1,976
2010	4,158
2011	4,392
2012	4,392
2013	4,090

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

Interest on outstanding borrowings under the Credit Agreement is payable quarterly, at the Company’s option, at either LIBOR plus 0.75% to 1.75% or a prime rate plus 0.00% to 0.25%, based upon the Company’s debt ratio as specified in the Credit Agreement. A commitment fee of 0.15% to 0.35% per annum (based upon the Company’s debt ratio) on the unused portion of the revolving credit line is payable quarterly in arrears. As of June 30, 2009, the Company had no borrowings outstanding under the Credit Agreement, $0.3 million in outstanding letters of credit and $99.7 million was available for future borrowings.

The Credit Agreement is secured by the Company’s domestic inventory and accounts receivable, 100% of the stock of the Company’s domestic subsidiaries, 65% of the voting capital stock of each direct foreign subsidiary and substantially all of the other tangible and intangible assets of the Company and its domestic subsidiaries. The Credit Agreement contains customary financial covenants as to working capital, debt leverage, fixed charges, and consolidated net worth, and restricts the ability of the Company to incur additional debt, pay dividends, sell assets, and to merge or consolidate with other persons. As of June 30, 2009, the Company was in compliance with all such covenants and restrictions.

The Company’s Thailand subsidiary has a multi-purpose credit facility with Kasikornbank Public Company Limited (the Thai Credit Facility) that provides for approximately $10.2 million (350 million Thai baht) in working capital availability. The Thai Credit Facility is secured by land and buildings in Thailand. Availability of funds under the Thai Credit Facility is reviewed annually and is currently accessible through April 2010. As of June 30, 2009, the Company’s Thailand subsidiary had no working capital borrowings outstanding.

Note 6 – Inventories
Inventory costs are summarized as follows:

	June 30,	December 31,
	2009	2008
Raw materials	$246,227	$254,170
Work in process	46,210	56,486
Finished goods	29,783	32,507
	$322,220	$343,163

Note 7 – Income Taxes
Income tax expense consists of the following:
	Six Months Ended
	June 30,
	2009	2008
Federal – Current	$(156)	$477
Foreign – Current	2,120	3,107
State – Current	345	20
Deferred	(345)	2,356
	$1,964	$5,960

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

The Company has been granted certain tax incentives, including tax holidays, for its subsidiaries in China, Ireland, Malaysia and Thailand. These tax incentives, including tax holidays, expire on various dates through 2012, and are subject to certain conditions with which the Company expects to comply. The net impact of these tax incentives was to lower income tax expense for the six month periods ended June 30, 2009 and 2008 by approximately $4.9 million (approximately $0.07 per diluted share) and $9.2 million (approximately $0.13 per diluted share), respectively.

As of June 30, 2009, the total amount of the reserve for uncertain tax benefits including interest and penalties is $27.4 million. The reserve is classified as a current or long-term liability in the consolidated balance sheet based on the Company’s expectation of when the items will be settled. The amount of accrued potential interest and penalties on unrecognized tax benefits included in the reserve as of June 30, 2009 is $2.3 million and $1.6 million, respectively. No material changes affected the reserve during the three and six months ended June 30, 2009.

During the next twelve months, it is reasonably possible that the reserve for uncertain tax benefits will decrease by approximately $5.7 million primarily due to the expiration of the statute of limitations for worthless stock deductions on certain unrecognized tax benefits and various other prior year unrecognized tax benefits. As of June 30, 2009, the Company’s business locations in Brazil, China, Ireland, Luxembourg, Malaysia, Mexico, the Netherlands, Romania, Singapore, Thailand and the United States remain open to examination by the various local taxing authorities, in total or in part, for fiscal years 2001 to 2008.

Note 8 – Segment and Geographic Information
The Company has manufacturing facilities in the Americas, Asia and Europe to serve its customers. The Company is operated and managed geographically. The Company’s management evaluates performance and allocates the Company’s resources on a geographic basis. Intersegment sales are generally recorded at prices that approximate arm’s length transactions. Operating segments’ measure of profitability is based on income from operations. The accounting policies for the reportable operating segments are the same as for the Company taken as a whole. The Company has three reportable operating segments: the Americas, Asia and Europe. Information about operating segments was as follows:
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net sales:
Americas	$294,464	$449,355	$589,763	$912,256
Asia	167,108	242,260	342,446	479,664
Europe	40,859	68,015	87,816	141,404
Elimination of intersegment sales	(20,629)	(77,214)	(41,456)	(166,599)
	$481,802	$682,416	$978,569	$1,366,725
Depreciation and amortization:
Americas	$4,830	$4,321	$9,166	$8,699
Asia	3,491	4,184	7,053	8,448
Europe	647	696	1,299	1,306
Corporate	852	915	1,963	1,754
	$9,820	$10,116	$19,481	$20,207
Income from operations:
Americas	$8,292	$11,546	$12,727	$22,317
Asia	12,545	18,549	25,119	37,012
Europe	356	899	1,844	1,351
Corporate and intersegment eliminations	(8,840)	(8,487)	(17,165)	(17,091)
	$12,353	$22,507	$22,525	$43,589
Capital expenditures:
Americas	$669	$3,767	$1,737	$6,697
Asia	2,215	5,926	5,633	10,315
Europe	1,916	317	2,152	1,408
Corporate	108	21	119	185
	$4,908	$10,031	$9,641	$18,605

	June 30,	December 31,
	2009	2008
Total assets:
Americas	$504,335	$538,296
Asia	447,290	477,500
Europe	193,192	182,603
Corporate and other	258,276	240,522
	$1,403,093	$1,438,921

The following enterprise-wide information is provided in accordance with SFAS No. 131. Geographic net sales information reflects the destination of the product shipped. Long-lived assets information is based on the physical location of the asset.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Geographic net sales:
United States	$360,555	$499,153	$720,785	$1,035,563
Asia	41,931	61,858	85,797	109,917
Europe	70,982	109,791	154,578	202,415
Other Foreign	8,334	11,614	17,409	18,830
	$481,802	$682,416	$978,569	$1,366,725

	June 30,	December 31,
	2009	2008
Long-lived assets:
United States	$84,303	$74,993
Asia	69,483	70,916
Europe	9,078	8,432
Other	11,065	12,901
	$173,929	$167,242

Note 9 – Supplemental Cash Flow Information
The following is additional information concerning supplemental disclosures of cash payments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Income taxes paid, net	$443	$3,233	$1,932	$2,463
Interest paid	337	346	679	715

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

Note 11 – Impact of Recently Issued Accounting Standards
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (SFAS No. 141R). SFAS No. 141R states that all business combinations (whether full, partial or step acquisitions resulting in control of the acquired business) will result in all assets and liabilities of an acquired business being recorded at their fair values. Certain forms of contingent consideration and certain acquired contingencies will be recorded at fair value at the acquisition date. SFAS No. 141R also states acquisition costs will generally be expensed as incurred and restructuring costs will be expensed in periods after the acquisition date. SFAS No. 141R provides guidance for recognizing changes in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals that result from a business combination transaction (including business combinations completed before SFAS No. 141R) as adjustments to income tax expense. In April 2009, the FASB issued FASB Staff Position (FSP) FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (FSP No. 141(R)-1). Under FSP No. 141(R)-1, an acquirer is required to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, then the acquirer follows the recognition criteria in SFAS No. 5, “Accounting for Contingencies”, and FASB Interpretation 14, “Reasonable Estimation of the Amount of a Loss — an interpretation of FASB Statement No. 5”, to determine whether the contingency should be recognized as of, or after, the acquisition date. These statements are effective for the Company for business combinations for which the acquisition date is on or after January 1, 2009. The adoption of SFAS No. 141R and FSP No. 141(R)-1 as of January 1, 2009 did not materially impact the accounting for the Company’s business acquisition of certain precision machining assets and capabilities during the three months ended June 30, 2009.

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

In February 2008, the FASB issued FASB FSP 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS No. 157 until January 1, 2009 for all nonfinancial assets and nonfinancial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis. The Company has applied the provisions of FSP No. 157-2 to its financial statement disclosures beginning January 1, 2009.

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

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP No. 157-4). FSP No.157-4 provides guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased, as well as guidance on when a transaction is not considered orderly, as defined in SFAS No. 157. The adoption of FSP No. 157-4 as of April 1, 2009 did not have any impact on the Company’s condensed consolidated financial statements or related footnotes.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP No. 115-2 and 124-2). FSP No. 115-2 and 124-2 amends the recognition guidance for other-than-temporary impairments of debt securities and expands the financial statement disclosures for other-than-temporary impairments on debt and equity securities in the financial statements. The Company adopted FSP No. 115-2 and 124-2 as of April 1, 2009. For available-for-sale securities that management has no intention to sell and believes that it is more-likely-than-not it will not be required to sell the securities prior to recovery, only the credit loss component of the impairment, if any, is recognized in earnings while the remainder is recognized in accumulated other comprehensive loss. Based on the evaluation performed as of June 30, 2009, the Company determined that there is no credit loss on the securities held, therefore all of the unrealized impairment loss is recorded in accumulated other comprehensive loss.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP No. 107-1 and 28-1). FSP No. 107-1 and 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. It also amends Accounting Principles Board (APB) Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The Company has applied the provisions of FSP No. 107-1 and 28-1 to its financial statement disclosures beginning April 1, 2009. The carrying amounts of cash equivalents, accounts receivable, accrued liabilities, accounts payable and long-term debt approximate fair value. As of June 30, 2009, the Company’s long-term investments are recorded at fair value. See Note 13.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS No. 165). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  SFAS No. 165 is effective for interim and annual periods ended after June 15, 2009.  The Company adopted this standard effective June 15, 2009.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (SFAS No. 168). SFAS No. 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, and establishes only two levels of U.S. generally accepted accounting principles (GAAP), authoritative and nonauthoritative. The FASB Accounting Standards CodificationTM (the Codification) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. Management of the Company has determined that the adoption of SFAS No. 168 will not have any impact on the Company’s consolidated financial statements.

The Company has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial position, results of operations and cash flows, or do not apply to its operations.

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

The Company recognized restructuring charges during 2007 related to reductions in workforce and the re-sizing of certain facilities. The following table summarizes the respective payments and the remaining accrued balance as of June 30, 2009 for estimated restructuring charges incurred during 2007:

Facility
Lease
Costs
Balance as of December 31, 2008	$234
Payments	(29)
Balance as of March 31, 2009	205
Payments	(34)
Balance as of June 30, 2009	$171

The Company also recorded an assumed liability for expected involuntary employee termination costs and facility closures in connection with an acquisition during 2007. The following table summarizes the provisions, the respective payments, activity and remaining accrued balance as of June 30, 2009 related to restructuring costs recorded during 2007:

	Facility	Other
	Lease	Exit	Total
	Costs	Costs	Costs
Balance as of December 31, 2008	$511	$447	$958
Payments	(94)	—	(94)
Non-cash charges incurred	(89)	(39)	(128)
Foreign exchange adjustments	(27)	(24)	(51)
Balance as of March 31, 2009	301	384	685
Payments	(38)	—	(38)
Foreign exchange adjustments	21	23	44
Balance as of June 30, 2009	$284	$407	$691

In 2008, the Company recognized restructuring charges primarily related to reductions in workforce in certain facilities. These charges were recorded pursuant to plans developed and approved by management. The following table summarizes the provisions, the respective payments, activity and remaining accrued balance as of June 30, 2009 for estimated restructuring charges incurred in 2008:

		Other
		Exit	Total
	Severance	Costs	Costs
Balance as of December 31, 2008	$414	$228	$642
Provision for charges incurred	8	—	8
Payments	(169)	(105)	(274)
Foreign exchange adjustments	(13)	—	(13)
Balance as of March 31, 2009	240	123	363
Provision for charges incurred	(75)	—	(75)
Payments	(86)	(112)	(198)
Foreign exchange adjustments	9	—	9
Balance as of June 30, 2009	$88	$11	$99

The Company recognized restructuring charges during the three and six months ended June 30, 2009 primarily related to reductions in workforce in certain facilities and facility closures. These charges were recorded pursuant to plans developed and approved by management. The following table summarizes the provisions, the respective payments and the remaining accrued balance as of June 30, 2009 for estimated restructuring charges incurred in 2009:

		Lease	Other
		Facility	Exit	Total
	Severance	Costs	Costs	Costs
Balance as of December 31, 2008	$—	$—	$—	$—
Provision for charges incurred	1,122	—	—	1,122
Payments	(1,108)	—	—	(1,108)
Balance as of March 31, 2009	14	—	—	14
Provision for charges incurred	746	138	115	999
Payments	(595)	(8)	(99)	(702)
Balance as of June 30, 2009	$165	$130	$16	$311

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

As of June 30, 2009, $53.1 million (par value) of long-term investments were recorded at fair value. The long-term investments consist of auction rate securities, primarily secured by guaranteed student loans backed by a U.S. Government Agency, and are classified as available-for-sale in conformity with SFAS No. 115. These investments are of a high credit quality with primarily AAA type credit ratings because of the government agency guarantee and other insurance. Auction rate securities are adjustable rate debt instruments whose interest rates were intended to reset every 7 to 35 days through an auction process. Overall changes in the global credit and capital markets led to failed auctions for these securities beginning in early 2008. These failed auctions, in addition to overall global economic conditions, impacted the liquidity of these investments and resulted in our continuing to hold these securities beyond their typical auction reset dates. The market for these types of securities remains illiquid as of June 30, 2009. These securities are classified as long-term investments due to the contractual maturity of the securities being over ten years.

These long-term investments were valued using Level 3 inputs as of June 30, 2009, as the assets were subject to valuation using significant unobservable inputs. The fair value of each security was estimated by an independent valuation firm using a discounted cash flow model to calculate the present value of projected cash flows based on a number of inputs and assumptions including the security structure and terms, the current market conditions and the related impact on the expected weighted average life, interest rate estimates and default risk of the securities.

As of June 30, 2009, the Company has recorded an unrealized loss of $4.7 million on the long-term investments based upon this independent valuation. This unrealized loss reduced the fair value of the Company’s auction rate securities as of June 30, 2009 to $48.4 million. These investments have been in an unrealized loss position for greater than 12 months.

During the second quarter of 2009, the Company adopted FSP No. 115-2 and No. 124-2. In accordance with this statement, the Company conducts periodic reviews to identify and evaluate each investment that has an unrealized loss. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Due to the unrealized losses on the auction rate securities held, the Company has assessed whether the calculated impairment is other-than-temporary in accordance with this statement. In performing this assessment, even though the Company has no intention to sell the securities before the amortized cost basis is recovered and believes it is more-likely-than-not it will not be required to sell the securities prior to recovery, the Company has had to perform additional analyses to determine if a portion of the unrealized loss is considered a credit loss. A credit loss would be identified as the amount of the principal cash flows not expected to be received over the remaining term of the security as projected using the Company’s best estimates. The Company has assessed each security for credit impairment, taking into account factors such as (i) the length of time and the extent to which fair value has been below cost; (ii) activity in the market of the issuer which may indicate adverse credit conditions; (iii) the payment structure of the security; and (iv) the failure of the issuer of the security to make scheduled payments. The Company used an independent valuation firm in these assessments.

Based on these assessments, the Company has determined that there is no credit loss associated with its auction rate securities as of June 30, 2009, as shown by the cash flows expected to be received over the remaining life of the securities.

The following table provides a reconciliation of the beginning and ending balance of our auction rate securities classified as long-term investments measured at fair value using significant unobservable inputs (Level 3 under SFAS No. 157):

Balance as of January 1, 2009	$48,162
Net unrealized gains included in other comprehensive income (loss)	582
Redemptions of investments	(350)

Balance as of June 30, 2009	$48,394

Unrealized losses still held	$4,731

The cumulative unrealized loss is included as a component of other comprehensive loss within shareholders’ equity in the accompanying consolidated balance sheet. As of June 30, 2009, there were no long-term investments measured at fair value using Level 1 or Level 2 inputs. All income generated from these investments is recorded as interest income.

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

OVERVIEW
We are in the business of manufacturing electronics and provide our services to original equipment manufacturers (OEMs) of computers and related products for business enterprises, medical devices, industrial control equipment, testing and instrumentation products, and telecommunication equipment. The services that we provide are commonly referred to as electronics manufacturing services (EMS). We offer our customers comprehensive and integrated design and manufacturing services, from initial product design to volume production and direct order fulfillment. Our manufacturing and assembly operations include printed circuit boards and subsystem assembly, box build and systems integration, the process of integrating subsystems and, often, downloading and integrating software, to produce a fully configured product. We have recently added precision mechanical manufacturing capabilities to compliment our proven electronic manufacturing expertise. We also are able to provide specialized engineering services, including product design, printed circuit board layout, prototyping, and test development. We believe that we have developed strengths in the manufacturing process for large, complex, high-density printed circuit boards as well as the ability to manufacture high and low volume products in lower cost regions such as Brazil, China, Malaysia, Mexico, Romania and Thailand.

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

Summary of Results
Sales for the three months ended June 30, 2009 decreased 29% to $481.8 million compared to $682.4 million for the same period of 2008 primarily as a result of the overall economic downturn that has been impacting businesses worldwide since mid 2008. The decline in sales has been broad based and impacted customers in all industries that we serve when comparing 2009 to 2008. Sales to customers in the computers and related products for business enterprises industry, industrial control equipment industry, medical devices industry, and the testing and instrumentation products industry declined 45%, 13%, 29% and 56%, respectively, from 2008 to 2009. In 2009, these declines were partially offset by sales increases to customers in the telecommunication equipment (5%) industry. Our new customer and new program ramps contributed to our sales in the second quarter, but not enough to offset the overall decline in sales. Sales to our customers in the computers and related products for business enterprises industry sector represented 38% of our sales in the second quarter 2009 compared to 48% of our sales in the second quarter of 2008. Sales to this industry sector decreased $147.1 million from $327.5 million in the second quarter of 2008 to $180.4 million in the second quarter of 2009 due to reduced demand.

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

Our gross profit as a percentage of sales increased to 7.2% in the three months ended June 30, 2009 from 6.7% in same period of 2008 primarily due to a better product mix, operating efficiencies and an aggressive management of our costs. We do experience fluctuations in gross profit from period to period. Different programs can contribute different gross profits depending on factors such as the types of services involved, location of production, size of the program, complexity of the product, and level of material costs associated with the various products. New programs can contribute relatively less to our gross profit in their early stages when manufacturing volumes are usually lower, resulting in inefficiencies and unabsorbed manufacturing overhead costs. In addition, new and higher volume programs remain subject to competitive constraints that could exert downward pressure on our margins. During periods of low production volume, we generally have idle capacity and reduced gross profit.

In response to the overall economic downturn which began to impact us during the second quarter of 2008, we have undertaken initiatives to restructure our business operations with the intention of improving utilization and realizing cost savings in the future. The process of restructuring entails, among other activities, moving production between facilities, reducing staff levels, realigning our business processes and reorganizing our management. During the three months ended June 30, 2009, the Company recognized $1.0 million (pre-tax) of restructuring charges, primarily employee termination costs associated with the involuntary terminations of employees in connection with reductions in workforce of certain facilities.

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

Income Taxes
We estimate our income tax provision in each of the jurisdictions in which we operate, including estimating exposures related to uncertain tax positions. We must also make judgments regarding the ability to realize the deferred tax assets. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to subsequently determine that we would be able to realize our deferred tax assets in excess of our net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made. Similarly, should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the valuation allowance would reduce income in the period such determination was made.

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

Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss would be recognized to the extent that the carrying amount exceeds the asset’s fair value. Goodwill is measured at the reporting unit level, which we have determined to be consistent with our operating segments as defined in Note 8 to the Condensed Consolidated Financial Statements in Item 1 of this report by determining the fair values of the reporting units using a discounted cash flow model and comparing those fair values to the carrying values, including goodwill, of the reporting unit. Our annual goodwill impairment analysis as of December 31, 2008 indicated there was an impairment of goodwill in two of our reporting units, the Americas and Europe, primarily due to a decline in our market capitalization and recent market turmoil. Accordingly, we recorded a non-cash impairment charge in the fourth quarter of 2008 totaling $247.5 million. As of June 30, 2009, we had net goodwill of approximately $37.9 million. Circumstances that may lead to future impairment of goodwill include unforeseen decreases in future performance or industry demand and the restructuring of our operations as a result of a change in our business strategy or other factors.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	92.8	93.3	93.2	93.3
Gross profit	7.2	6.7	6.8	6.7
Selling, general and administrative expenses	4.4	3.4	4.2	3.5
Restructuring charges	0.2	—	0.2	—
Income from operations	2.6	3.3	2.3	3.2
Other income, net	0.0	0.3	0.0	0.5
Income before income taxes	2.6	3.6	2.3	3.7
Income tax expense	0.2	0.4	0.2	0.4
Net income	2.4%	3.2%	2.1%	3.3%

Sales

Sales for the second quarter of 2009 were $481.8 million, a 29% decrease from sales of $682.4 million for the same quarter in 2008. Sales for the six months ended June 30, 2009 were $978.6 million, a 28% decrease from sales of $1.4 billion for the same period in 2008. Sales declined primarily as a result of the overall economic downturn that has been impacting businesses worldwide since mid 2008. During the first six months of 2009, we have seen continued sluggish demand from our customers. The declines when compared to the same period in 2008 have been broad based and have impacted customers in all industries that we serve. The following table sets forth, for the periods indicated, the percentages of our sales by industry sector.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Computers and related products for business enterprises	38%	48%	41%	49%
Telecommunication equipment	26	17	25	17
Industrial control equipment	19	16	19	15
Medical devices	14	14	13	14
Testing and instrumentation products	3	5	2	5
	100%	100%	100%	100%

Sales to customers in the computers and related products for business enterprises industry, industrial control equipment industry, medical devices industry and the testing and instrumentation products industry declined 45%, 13%, 29% and 56%, respectively, from 2008 to 2009. In 2009, these declines were partially offset by a 5% increase in sales to customers in the telecommunication equipment industry.

Sales to our customers in the computers and related products for business enterprises industry sector represented 38% of our sales in the second quarter 2009 compared to 48% of our sales in the second quarter of 2008. Sales to this industry sector decreased $147.1 million from $327.5 million in the second quarter of 2008 to $180.4 million in the second quarter of 2009. Sales to this industry sector decreased $276.0 million from $675.2 million in the first six months of 2008 to $399.2 million in the first six months of 2009. This decrease is due to reduced demand.

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

Our international operations are subject to the risks of doing business abroad. These risks have not had a material adverse effect on our results of operations through June 30, 2009. However, we can make no assurances that there will not be an adverse impact in the future. See Part II, Item 1A for factors pertaining to our international sales and fluctuations in the exchange rates of foreign currency and for further discussion of potential adverse effects in operating results associated with the risks of doing business abroad. During the first six months of 2009 and 2008, 48% of our sales were from our international operations.

Gross Profit

Gross profit decreased 25% to $34.6 million for the three months ended June 30, 2009 from $45.9 million in the same period of 2008 and decreased 27% to $66.2 million for the six months ended June 30, 2009 from $90.9 million in the same period of 2008 due primarily to lower sales volumes. Gross profit as a percentage of sales increased to 7.2% during the second quarter of 2009 from 6.7% in 2008 and increased to 6.8% during the first six months of 2009 from 6.7% in 2008 primarily due to a better product mix, operating efficiencies and an aggressive management of our costs. We experience fluctuations in gross profit from period to period. Different programs contribute different gross profits depending on factors such as the types of services involved, location of production, size of the program, complexity of the product, and level of material costs associated with the various products. Moreover, new programs can contribute relatively less to our gross profit in their early stages when manufacturing volumes are usually lower, resulting in inefficiencies and unabsorbed manufacturing overhead costs. In addition, a number of our new and higher volume programs remain subject to competitive constraints that could exert downward pressure on our margins. During periods of low production volume, we generally have idle capacity and reduced gross profit.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 9% to $21.2 million in the second quarter of 2009 from $23.4 million in the second quarter of 2008 and decreased 12% to $41.5 million in the first six months of 2009 from $47.4 million in the first six months of 2008. Selling, general and administrative expenses, as a percentage of sales, were 4.4% and 3.4%, respectively, for the second quarter of 2009 and 2008, and 4.2% and 3.5%, respectively, for the first six months of 2009 and 2008. The decrease in selling, general and administrative expenses is primarily due to reduced overhead resulting from cost controls and lower employee related expenses due to the overall lower sales volume when comparing the periods. The increase in selling, general and administrative expenses as a percentage of sales is also due to the impact of lower sales volumes during 2009.

Restructuring Charges

We recognized $1.0 million and $2.1 million in restructuring charges during the second quarter and during the first six months of 2009, respectively, primarily related to reductions in workforce in certain facilities around the globe. See Note 12 to the Condensed Consolidated Financial Statements in Item 1 of this report.

Interest Income

Interest income for the six-month periods ended June 30, 2009 and 2008 was $1.3 million and $5.2 million, respectively. The decrease is due to the overall decline in market rates of interest.

Interest Expense

Interest expense for the six-month periods ended June 30, 2009 and 2008 was $0.7 million.

Income Tax Expense

Income tax expense of $2.0 million represented an effective tax rate of 8.6% for the six months ended June 30, 2009, compared with $6.0 million at an effective tax rate of 11.8% for the same period in 2008. The decrease in the effective tax rate is primarily a function of the mix of tax rates in the various jurisdictions in which we do business and a shift in the proportion of consolidated taxable income earned in jurisdictions taxed at lower tax rates. See Note 7 to the Condensed Consolidated Financial Statements in Item 1 of this report.

Net Income

We reported net income of approximately $20.8 million, or diluted earnings per share of $0.32 for the first six months of 2009, compared with net income of approximately $44.5 million, or diluted earnings per share of $0.65 for the same period of 2008. The net decrease of $23.7 million from 2008 was primarily due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES
We have historically financed our growth and operations through funds generated from operations, proceeds from the sale and maturity of our investments and funds borrowed under our credit facilities. Cash and cash equivalents increased to $403.8 million at June 30, 2009 from $359.7 million at December 31, 2008.

Cash provided by operating activities was $76.8 million in 2009. The cash provided by operations during 2009 consisted primarily of $20.8 million of net income adjusted for $19.5 million of depreciation and amortization, a $71.9 million decrease in accounts receivable, and a $29.5 million decrease in inventories, offset by a $62.5 million decrease in accounts payable and a $5.6 million decrease in accrued liabilities. Working capital was $838.5 million at June 30, 2009 and $822.4 million at December 31, 2008.

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

Cash used in investing activities was $31.0 million for the six months ended June 30, 2009 primarily due to the $11.3 million purchase of an intangible asset, the $10.6 million business acquisition of certain precision machining assets and capabilities and additional purchases of property, plant and equipment. Purchases of additional property, plant and equipment of $9.6 million were primarily concentrated in manufacturing production equipment in Asia to support our ongoing business and to expand certain existing manufacturing operations.

Cash used in financing activities was $3.0 million for the six months ended June 30, 2009. On July 24, 2008, our Board of Directors approved the additional repurchase of up to $100 million of our outstanding common shares (the 2008 Repurchase Program). During the six months ended June 30, 2009, share repurchases totaled $3.7 million.

Under the terms of a Credit Agreement (the Credit Agreement), we have a $100.0 million five-year revolving credit facility for general corporate purposes with a maturity date of December 21, 2012. The Credit Agreement includes an accordion feature under which total commitments under the facility may be increased by an additional $100 million, subject to satisfaction of certain conditions. Interest on outstanding borrowings under the Credit Agreement is payable quarterly, at our option, at LIBOR plus 0.75% to 1.75% or a prime rate plus 0.00% to 0.25%, based upon our debt ratio as specified in the Credit Agreement. A commitment fee of 0.15% to 0.35% per annum (based upon our debt ratio) on the unused portion of the revolving credit line is payable quarterly in arrears. As of June 30, 2009, we had no borrowings outstanding under the Credit Agreement, $0.3 million in outstanding letters of credit and $99.7 million was available for future borrowings.

The Credit Agreement is secured by our domestic inventory and accounts receivable, 100% of the stock of our domestic subsidiaries, and 65% of the voting capital stock of each direct foreign subsidiary and substantially all of our and our domestic subsidiaries’ other tangible and intangible assets. The Credit Agreement contains customary financial covenants as to working capital, debt leverage, fixed charges, and consolidated net worth, and restricts our ability to incur additional debt, pay dividends, sell assets and to merge or consolidate with other persons. As of June 30, 2009, we were in compliance with all such covenants and restrictions.

Our Thailand subsidiary has a multi-purpose credit facility with Kasikornbank Public Company Limited (the Thai Credit Facility) that provides for approximately $10.2 million (350 million Thai baht) in working capital availability. The Thai Credit Facility is secured by land and buildings in Thailand. Availability of funds under the Thai Credit Facility is reviewed annually and is currently accessible through April 2010. As of June 30, 2009, our Thailand subsidiary had no working capital borrowings outstanding.

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

As of June 30, 2009, we had cash and cash equivalents totaling $403.8 million and $99.7 million available for borrowings under our revolving credit line. We believe that during the next twelve months, our capital expenditures will be approximately $25 million, principally for leasehold and property improvements to support our ongoing business around the globe. On July 24, 2008, our Board of Directors approved the additional repurchase of up to $100 million of our outstanding common shares (the 2008 Repurchase Program). As of June 30, 2009, we have $74.5 million remaining under the 2008 Repurchase Program to repurchase additional shares. We are under no commitment or obligation to repurchase any particular amount of common shares. Management believes that our existing cash balances and funds generated from operations will be sufficient to permit us to meet our liquidity requirements over the next twelve months. Management further believes that our ongoing cash flows from operations and any borrowings we may incur under our credit facilities will enable us to meet operating cash requirements in future years. Should we desire to consummate significant acquisition opportunities, our capital needs would increase and could possibly result in our need to increase available borrowings under our revolving credit facility or access public or private debt and equity markets. There can be no assurance, however, that we would be successful in raising additional debt or equity on terms that we would consider acceptable.

CONTRACTUAL OBLIGATIONS
We have certain contractual obligations for operating leases that were summarized in a table of Contractual Obligations in our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes to our contractual obligations, outside of the ordinary course of our business, since December 31, 2008.

OFF-BALANCE SHEET ARRANGEMENTS
As of June 30, 2009, we did not have any significant off-balance sheet arrangements.

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

We do not use derivative financial instruments for speculative purposes. As of June 30, 2009, we did not have any foreign currency hedges. In the future, significant transactions involving our international operations may cause us to consider engaging in hedging transactions to attempt to mitigate our exposure to fluctuations in foreign exchange rates. These exposures are primarily, but not limited to, vendor payments and intercompany balances in currencies other than the currency in which our foreign operations primarily generate and expend cash. Our international operations in some instances operate in a natural hedge because both operating expenses and a portion of sales are denominated in local currency. Our sales are substantially denominated in U.S. dollars. Our foreign currency cash flows are generated in certain Asian and European countries, Mexico and Brazil.

We are also exposed to market risk for changes in interest rates, a portion of which relates to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place cash and cash equivalents and investments with various major financial institutions. We protect our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by generally investing in investment grade securities. As of June 30, 2009, the outstanding amount in the long-term investment portfolio included $53.1 million (par value) of auction rate securities with an average return of approximately 0.65%.

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

(b)  The following table provides information about the Company repurchases of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the quarter ended June 30, 2009, at a total cost of $3.7 million:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)(2)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (3)
April 1 to 30, 2009	—	$—	—	$78.20
May 1 to 31, 2009	193,955	$11.96	193,955	$75.90
June1 to 30, 2009	110,600	$12.3	110,600	$74.50
Total	304,555	$12.08	304,555

(1) All share repurchases were made on the open market.
(2) Average price paid per share is calculated on a settlement basis and excludes commission.
(3) On July 24, 2008, our Board of Directors approved the additional repurchase of up to $100 million of our outstanding common shares (the 2008 Repurchase Program). During the six months ended June 30, 2009, we repurchased a total of 304,555 common shares for $3.7 million at an average price of $12.08 per share. All shares repurchased through June 30, 2009 were retired.

Item 4.	Submission of Matters to a Vote of Security Holders.

(a) - (c) At the Annual Meeting of Shareholders held on May 20, 2009, the Company’s nominees for directors to serve until the 2010 Annual Meeting of Shareholders were elected and the appointment of KPMG LLP as the independent auditors for the Company for the fiscal year ended December 31, 2009 was ratified.

With respect to the election of directors, the voting was as follows:

Nominee	For	Withheld
Cary T. Fu	59,354,485	2,406,440
Michael R. Dawson	59,681,074	2,079,851
Peter G. Dorflinger	58,421,169	3,339,756
Douglas G. Duncan	58,149,019	3,611,906
Laura W. Lang	59,679,962	2,080,963
Bernee D. L. Strom	59,679,461	2,081,434
Clay C. Williams	59,680,089	2,080,836

With respect to the ratification of the appointment of KPMG LLP as the independent registered public accounting firm of the Company, the voting was as follows:

For	Against	Abstain	Non-Vote
61,267,296	468,379	25,250	—

Item 6.	Exhibits.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 7, 2009.

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