Form 10-Q
period 2009-09-30
BENCHMARK ELECTRONICS INC
filed 2009-11-09
CIK 863436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q
_______________

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009.

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

As of November 5, 2009 there were 64,390,732 Common Shares of Benchmark Electronics, Inc., par value $0.10 per share, outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
	September 30,	December 31,
(in thousands, except par value)	2009	2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$438,044	$359,694
Accounts receivable, net of allowance for doubtful accounts of $509 and $1,072, respectively	378,492	422,058
Inventories, net	293,550	343,163
Prepaid expenses and other assets	34,556	28,308
Deferred income taxes	12,943	10,726
Total current assets	1,157,585	1,163,949
Long-term investments	46,306	48,162
Property, plant and equipment, net of accumulated depreciation of $277,544 and $257,499 respectively	127,867	134,618
Goodwill, net	37,912	37,912
Other long-term assets, net	40,093	32,624
Deferred income taxes	21,305	21,656
	$1,431,068	$1,438,921

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of capital lease obligations	$285	$256
Accounts payable	239,697	288,045
Income taxes payable	2,047	3,745
Accrued liabilities	58,349	49,485
Total current liabilities	300,378	341,531
Capital lease obligations, less current installments	11,459	11,683
Other long-term liabilities	24,654	29,252
Shareholders’ equity:
Preferred shares, $0.10 par value; 5,000 shares authorized, none issued	—	—
Common shares, $0.10 par value; 145,000 shares authorized; issued – 64,786 and 65,337, respectively; outstanding – 64,675 and 65,226, respectively	6,467	6,523
Additional paid-in capital	739,753	741,813
Retained earnings	353,292	318,576
Accumulated other comprehensive loss	(4,663)	(10,185)
Less treasury shares, at cost; 111 shares	(272)	(272)
Total shareholders’ equity	1,094,577	1,056,455
Commitments and contingencies
	$1,431,068	$1,438,921

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
(in thousands, except per share data)

Sales	$510,461	$641,672	$1,489,030	$2,008,397
Cost of sales	473,648	597,503	1,386,027	1,873,240
Gross profit	36,813	44,169	103,003	135,157
Selling, general and administrative expenses	21,385	22,059	62,903	69,458
Restructuring charges	3,754	253	5,901	253
Income from operations	11,674	21,857	34,199	65,446
Interest expense	(350)	(378)	(1,051)	(1,102)
Interest income	382	1,680	1,710	6,909
Other income (expense)	(575)	(790)	(970)	1,547
Income before income taxes	11,131	22,369	33,888	72,800
Income tax benefit (expense)	5,285	1,266	3,321	(4,694)
Net income	$16,416	$23,635	$37,209	$68,106

Earnings per share:
Basic	$0.25	$0.36	$0.57	$1.01
Diluted	$0.25	$0.35	$0.57	$1.00

Weighted-average number of shares outstanding:
Basic	64,754	66,268	64,955	67,693
Diluted	65,194	66,630	65,206	68,251

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
(in thousands)

Net income	$16,416	$23,635	$37,209	$68,106
Other comprehensive income (loss):
Foreign currency translation adjustments	2,999	(8,753)	4,484	(3,280)
Unrealized gain (loss) on investments, net of tax	462	(2,852)	1,044	(5,768)
Other	(1)	—	(6)	—
Comprehensive income	$19,876	$12,030	$42,731	$59,058

The components of accumulated other comprehensive loss are as follows:

	September 30,	December 31,
(in thousands)	2009	2008

Cumulative foreign currency translation losses	$(362)	$(4,846)
Unrealized loss on investments, net of tax	(4,269)	(5,313)
Other	(32)	(26)
Accumulated other comprehensive loss	$(4,663)	$(10,185)

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders’ Equity
(unaudited)

					Accumulated
			Additional		other		Total
		Common	paid-in	Retained	comprehensive	Treasury	shareholders’
(in thousands)	Shares	shares	capital	earnings	loss	shares	equity
Balances, December 31, 2008	65,226	$6,523	$741,813	$318,576	$(10,185)	$(272)	$1,056,455
Stock-based compensation expense	—	—	3,886	—	—	—	3,886
Shares repurchased and retired	(694)	(71)	(7,460)	(2,493)	—	—	(10,024)
Stock options exercised	117	12	1,112	—	—	—	1,124
Restricted shares cancelled	(1)	—	—	—	—	—	—
Warrants exercised	27	3	200	—	—	—	203
Federal tax benefit of
stock options exercised	—	—	202	—	—	—	202
Comprehensive income	—	—	—	37,209	5,522	—	42,731
Balances, September 30, 2009	64,675	$6,467	$739,753	$353,292	$(4,663)	$(272)	$1,094,577

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)
	Nine Months Ended
	September 30,
(in thousands)	2009	2008
Cash flows from operating activities:
Net income	$37,209	$68,106
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,682	30,329
Deferred income taxes	(1,866)	4,280
(Gain) loss on the sale of property, plant and equipment	6	(46)
Stock-based compensation expense	3,886	3,665
Excess tax benefit of stock options exercised	(189)	(587)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	45,089	69,521
Inventories	59,127	(1,945)
Prepaid expenses and other assets	(1,627)	23,127
Accounts payable	(51,414)	(69,113)
Accrued liabilities	3,484	1,118
Income taxes	(5,887)	(3,683)
Net cash provided by operations	117,500	124,772
Cash flows from investing activities:
Purchases of investments	—	(162,709)
Proceeds from sales and maturities of investments	2,900	291,850
Additions to property, plant and equipment	(14,311)	(24,980)
Proceeds from the sale of property, plant and equipment	157	235
Additions to purchased software	(59)	(133)
Business acquisition	(10,552)	—
Purchase of intangible asset	(11,300)	—
Net cash provided by (used in) investing activities	(33,165)	104,263
Cash flows from financing activities:
Proceeds from stock options exercised	1,124	2,822
Excess tax benefit of stock options exercised	189	587
Proceeds from warrants exercised	203	—
Principal payments on long-term debt and capital lease obligations	(191)	(539)
Share repurchases	(10,024)	(87,073)
Debt issuance cost	—	(234)
Net cash used in financing activities	(8,699)	(84,437)
Effect of exchange rate changes	2,714	(2,435)
Net increase in cash and cash equivalents	78,350	142,163
Cash and cash equivalents at beginning of year	359,694	199,198
Cash and cash equivalents at September 30	$438,044	$341,361

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

The condensed consolidated financial statements included herein have been prepared by the Company without an audit pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). The financial statements reflect all normal and recurring adjustments which in the opinion of management are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Company has performed an evaluation of subsequent events through November 6, 2009, which is the date the financial statements were issued.

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in accordance with generally accepted accounting principles. Actual results could differ from those estimates.

The September 30, 2008 condensed consolidated financial statements presented herein reflect the correction of an immaterial error related to stock-based compensation expense. The correction is due to a data input error in the software used to calculate stock-based compensation expense in accordance with accounting standards. The 2008 correction resulted in a $0.4 million increase in cost of goods sold, a $0.9 million increase in selling, general and administrative expense and a $0.4 million decrease in income tax expense, resulting in a $0.9 million ($0.01 per diluted share) decrease in net income as previously reported for the nine months ended September 30, 2008. Associated adjustments were also made to increase additional paid-in capital by $3.7 million, decrease non-current deferred tax liabilities by $1.1 million and decrease retained earnings by $2.6 million, in each case, as of September 30, 2008.

Certain reclassifications of prior period amounts have been made to conform to the current presentation.

Note 2 – Stock-Based Compensation
The Company’s stock awards plan permits the grant of a variety of types of awards, including stock options, restricted stock awards, stock appreciation rights, performance awards, and phantom stock awards, or any combination thereof, to key employees of the Company. Stock options are granted to employees with an exercise price equal to the market price of the Company’s stock on the date of grant, vest over a four-year period from the date of grant and have a term of ten years. Restricted shares and phantom stock awards granted to employees vest over a four-year period from the date of grant, subject to the continued employment of the employee by the Company. Members of the Board of Directors of the Company who are not employees of the Company participate in a separate stock option plan that provides for the granting of stock options upon the occurrence of the non-employee director’s election or re-election to the Board of Directors. All awards under the non-employee director stock option plan are fully vested upon the date of grant and have a term of ten years. As of September 30, 2009, 4.6 million additional options or other equity awards may be granted under the Company’s existing plans.

All share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on their fair values. The total compensation cost recognized for stock-based awards was $1.4 million and $3.9 million for the three and nine months ended September 30, 2009, and $0.8 million and $3.7 million for the three and nine months ended September 30, 2008. The compensation expense for stock-based awards includes an estimate for forfeitures and is recognized over the vesting period of the options using the straight-line method. Cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards (excess tax benefits) are classified as cash flows from financing activities. Awards of restricted shares and phantom stock are valued at the closing market price of the Company’s stock on the date of grant.

As of September 30, 2009, there was approximately $6.2 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 1.6 years. As of September 30, 2009, there was $1.4 million of total unrecognized compensation cost related to restricted share awards. That cost is expected to be recognized over a weighted-average period of 3.0 years. As of September 30, 2009, there was $0.3 million of total unrecognized compensation cost related to phantom stock awards. That cost is expected to be recognized over a weighted-average period of 3.2 years.

The Company did not issue any options during the three months ended September 30, 2009 or 2008. During the nine months ended September 30, 2009 and 2008, the Company issued 60 thousand and 50 thousand options, respectively. The weighted-average assumptions used to value the options granted during the three and nine months ended September 30, 2009 and 2008, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Expected term of options	—	—	7.0 years	7.0 years
Expected volatility	—	—	44%	42%
Risk-free interest rate	—	—	3.03%	3.67%
Dividend yield	—	—	zero	zero

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

The weighted-average fair value per option granted during the nine months ended September 30, 2009 was $6.08. The total cash received as a result of stock option exercises for the nine months ended September 30, 2009 and 2008 was approximately $1.1 million and $2.8 million, respectively, and the tax benefit realized as a result of the stock option exercises was $0.2 million and $0.8 million, respectively. For the nine months ended September 30, 2009 and 2008, the total intrinsic value of stock options exercised was $0.6 million and $2.4 million, respectively.

The following table summarizes the activities relating to the Company’s stock options:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value
Outstanding at December 31, 2008	5,838	$18.43	6.10
Granted	60	$12.18
Exercised	(117)	$9.57
Canceled	(500)	$16.06
Outstanding at September 30, 2009	5,281	$18.78	5.84	$12,885
Exercisable at September 30, 2009	3,083	$18.94	4.29	$8,381

The aggregate intrinsic value in the table above is before income taxes and is calculated as the difference between the exercise price of the underlying options and the Company’s closing stock price of $18.00 as of the last business day of the period ended September 30, 2009 for options that had exercise prices that were below the closing price.

The following table summarizes the activities related to the Company’s restricted shares:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Non-vested shares outstanding at December 31, 2008	140	$13.99
Granted	—	—
Canceled	(2)	$12.64
Non-vested shares outstanding at September 30, 2009	138	$14.00

The following table summarizes the activities related to the Company’s phantom stock awards:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Non-vested shares outstanding at December 31, 2008	34	$12.64
Granted	—	—
Canceled	(1)	$12.64
Non-vested shares outstanding at September 30, 2009	33	$12.64

Note 3 – Earnings Per Share
Basic earnings per share is computed using the weighted-average number of shares outstanding. Diluted earnings per share is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding stock equivalents during the three and nine months ended September 30, 2009 and 2008. Stock equivalents include common shares issuable upon the exercise of stock options and other equity instruments, and are computed using the treasury stock method. Under the treasury stock method, the exercise price of a share, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of estimated tax benefits that would be recorded in paid-in-capital, if any, when the share is exercised are assumed to be used to repurchase shares in the current period.

The following table sets forth the calculation of basic and diluted earnings per share.
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Numerator for basic earnings per share - net income	$16,416	$23,635	$37,209	$68,106

Denominator for basic earnings per share - weighted-average number of common shares outstanding during the period	64,754	66,268	64,955	67,693
Incremental common shares attributable to exercise of outstanding dilutive options	388	276	210	455
Incremental common shares attributable to outstanding restricted shares and phantom stock	50	39	27	28
Incremental common shares attributable to exercise of warrants	2	47	14	75
Denominator for diluted earnings per share	65,194	66,630	65,206	68,251

Basic earnings per share	$0.25	$0.36	$0.57	$1.01
Diluted earnings per share	$0.25	$0.35	$0.57	$1.00

Options to purchase 3.3 million and 3.6 million common shares for the three and nine months ended September 30, 2009, respectively, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares. Options to purchase 4.0 million and 3.7 million common shares for the three and nine months ended September 30, 2008, respectively, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares for the respective periods.

Note 4 – Goodwill and Other Intangible Assets
Goodwill associated with the Company’s Asia business segment totaled $37.9 million at September 30, 2009 and December 31, 2008.

Other intangible assets are included in other long-term assets in the accompanying condensed consolidated balance sheet and as of September 30, 2009 and December 31, 2008 were as follows:
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Customer relationships	$17,978	$(4,994)	$12,984
Technology licenses	11,300	(1,070)	10,230
Other	868	(64)	804
Other intangible assets, September 30, 2009	$30,146	$(6,128)	$24,018

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Customer relationships	$17,933	$(3,624)	$14,309
Other	868	(47)	821
Other intangible assets, December 31, 2008	$18,801	$(3,671)	$15,130

Customer relationships are being amortized on a straight-line basis over a period of ten years. In March 2009, the Company acquired certain technology licenses for $11.3 million. Technology licenses are being amortized over their estimated useful lives in proportion to the economic benefits consumed. Amortization of other intangible assets for the nine months ended September 30, 2009 and 2008 was $2.4 million and $1.4 million, respectively.

The estimated future amortization expense of other intangible assets for each of the next five years is as follows:

Year ending December 31,	Amount
2009 (remaining three months)	$1,035
2010	4,208
2011	4,392
2012	4,392
2013	3,904

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

Interest on outstanding borrowings under the Credit Agreement is payable quarterly, at the Company’s option, at either LIBOR plus 0.75% to 1.75% or a prime rate plus 0.00% to 0.25%, based upon the Company’s debt ratio as specified in the Credit Agreement. A commitment fee of 0.15% to 0.35% per annum (based upon the Company’s debt ratio) on the unused portion of the revolving credit line is payable quarterly in arrears. As of September 30, 2009, the Company had no borrowings outstanding under the Credit Agreement, $0.3 million in outstanding letters of credit and $99.7 million was available for future borrowings.

The Credit Agreement is secured by the Company’s domestic inventory and accounts receivable, 100% of the stock of the Company’s domestic subsidiaries, 65% of the voting capital stock of each direct foreign subsidiary and substantially all of the other tangible and intangible assets of the Company and its domestic subsidiaries. The Credit Agreement contains customary financial covenants as to working capital, debt leverage, fixed charges, and consolidated net worth, and restricts the ability of the Company to incur additional debt, pay dividends, sell assets, and to merge or consolidate with other persons. As of September 30, 2009, the Company was in compliance with all such covenants and restrictions.

The Company’s Thailand subsidiary has a multi-purpose credit facility with Kasikornbank Public Company Limited (the Thai Credit Facility) that provides for approximately $10.4 million (350 million Thai baht) in working capital availability. The Thai Credit Facility is secured by land and buildings in Thailand. Availability of funds under the Thai Credit Facility is reviewed annually and is currently accessible through April 2010. As of September 30, 2009, the Company’s Thailand subsidiary had no working capital borrowings outstanding.

Note 6 – Inventories
Inventory costs are summarized as follows:

	September 30,	December 31,
	2009	2008
Raw materials	$219,222	$254,170
Work in process	47,501	56,486
Finished goods	26,827	32,507
	$293,550	$343,163

Note 7 – Income Taxes
Income tax benefit (expense) consists of the following:
	Nine Months Ended
	September 30,
	2009	2008
Federal – Current	$4,101	$3,252
Foreign – Current	(2,275)	(3,609)
State – Current	(371)	(57)
Deferred	1,866	(4,280)
	$3,321	$(4,694)

In 2009, income tax expense differs from the amount computed by applying the U.S. federal statutory income tax rate to income before income tax primarily due to a tax benefit relating to a previously closed facility that generated a worthless stock deduction of $2.7 million, a tax benefit related to a revaluation loss in Mexico of $2.4 million, tax benefits totaling $1.9 million primarily related to intercompany pricing deductions, the impact of foreign income taxes, and state income taxes (net of federal benefit).

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

The Company has been granted certain tax incentives, including tax holidays, for its subsidiaries in China, Ireland, Malaysia and Thailand. These tax incentives, including tax holidays, expire on various dates through 2012, and are subject to certain conditions with which the Company expects to comply. The net impact of these tax incentives was to lower income tax expense for the nine month periods ended September 30, 2009 and 2008 by approximately $7.7 million (approximately $0.12 per diluted share) and $13.1 million (approximately $0.20 per diluted share), respectively.

As of September 30, 2009, the total amount of the reserve for uncertain tax benefits including interest and penalties is $21.5 million. The reserve is classified as a current or long-term liability in the consolidated balance sheet based on the Company’s expectation of when the items will be settled. The amount of accrued potential interest and penalties on unrecognized tax benefits included in the reserve as of September 30, 2009 is $2.1 million and $1.6 million, respectively. During the three months ended September 30, 2009, the reserve was reduced by $4.6 million as a result of the expiration of the statute of limitations primarily for a worthless stock deduction and intercompany pricing deductions. The reserve was also reduced by a $1.3 million tax payment primarily related to a foreign tax holiday that was not recognizable. No other material changes affected the reserve during the three and nine months ended September 30, 2009.

During the next twelve months, it is reasonably possible that the reserve for uncertain tax benefits will decrease by approximately $0.8 million for prior year unrecognized tax benefits. As of September 30, 2009, the Company’s business locations in Brazil, China, Ireland, Luxembourg, Malaysia, Mexico, the Netherlands, Romania, Singapore, Thailand and the United States remain open to examination by the various local taxing authorities, in total or in part, for fiscal years 2001 to 2008.

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
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net sales:
Americas	$309,098	$410,444	$898,861	$1,322,700
Asia	181,923	234,766	524,369	714,430
Europe	43,962	58,487	131,778	199,891
Elimination of intersegment sales	(24,522)	(62,025)	(65,978)	(228,624)
	$510,461	$641,672	$1,489,030	$2,008,397

Depreciation and amortization:
Americas	$5,136	$4,374	$14,302	$13,073
Asia	3,434	4,108	10,487	12,556
Europe	716	733	2,015	2,039
Corporate	915	907	2,878	2,661
	$10,201	$10,122	$29,682	$30,329

Income from operations:
Americas	$9,408	$9,043	$22,135	$31,360
Asia	13,871	18,415	38,990	55,427
Europe	(3,152)	1,438	(1,308)	2,789
Corporate and intersegment eliminations	(8,453)	(7,039)	(25,618)	(24,130)
	$11,674	$21,857	$34,199	$65,446

Capital expenditures:
Americas	$3,148	$2,427	$4,885	$9,122
Asia	611	3,503	6,244	13,818
Europe	885	573	3,037	1,981
Corporate	85	5	204	192
	$4,729	$6,508	$14,370	$25,113

	September 30,	December 31,
	2009	2008
Total assets:
Americas	$516,510	$538,296
Asia	475,317	477,500
Europe	192,694	182,603
Corporate and other	246,547	240,522
	$1,431,068	$1,438,921

Geographic net sales information provided below reflects the destination of the product shipped. Long-lived assets information is based on the physical location of the asset.
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Geographic net sales:
United States	$380,160	$478,056	$1,100,945	$1,513,619
Asia	42,522	54,451	128,319	164,368
Europe	79,957	98,374	234,535	300,789
Other Foreign	7,822	10,791	25,231	29,621
	$510,461	$641,672	$1,489,030	$2,008,397

	September 30,	December 31,
	2009	2008
Long-lived assets:
United States	$80,612	$74,993
Asia	66,670	70,916
Europe	9,425	8,432
Other	11,253	12,901
	$167,960	$167,242

Note 9 – Supplemental Cash Flow Information
The following is additional information concerning supplemental disclosures of cash payments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Income taxes paid, net	$3,510	$1,667	$5,442	$4,130
Interest paid	376	364	1,055	1,079

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

Note 11 – Impact of Recently Issued Accounting Standards
In October 2009, the Financial Accounting Standards Board (FASB) issued amendments to the accounting and disclosure for revenue recognition. These amendments, effective for fiscal years beginning on or after June 15, 2010 (early adoption is permitted), modify the criteria for recognizing revenue in multiple element arrangements and the scope of what constitutes a non-software deliverable. The Company is currently assessing the impact of these amendments on its consolidated financial position and results of operations.

In October 2009, the FASB issued guidance which amends the scope of existing software revenue recognition accounting. Tangible products containing software components and non-software components that function together to deliver the product’s essential functionality would be scoped out of the accounting guidance on software and accounted for based on other appropriate revenue recognition guidance. This guidance is effective for all new or materially modified arrangements entered into on or after June 15, 2010, with earlier application permitted. Full retrospective application of the new guidance is optional. This guidance must be adopted in the same period that the Company adopts the amended accounting for arrangements with multiple deliverables described in the preceding paragraph. The Company is currently assessing the impact of this new guidance on its consolidated financial position and results of operations.

In August 2009, the FASB issued guidance on the measurement of liabilities at fair value. The guidance provides clarification that in circumstances in which a quoted market price in an active market for an identical liability is not available, an entity is required to measure fair value using a valuation technique that uses the quoted price of an identical liability when traded as an asset or, if unavailable, quoted prices for similar liabilities or similar assets when traded as assets. If none of this information is available, an entity should use a valuation technique in accordance with existing fair valuation principles. This guidance is effective for the Company on October 1, 2009. Implementation will not have a material impact on the Company’s consolidated financial position and results of operations.

In June 2009, the FASB issued the FASB Accounting Standards Codification (the Codification). The Codification became the single source of authoritative, nongovernmental Generally Accepted Accounting Principles (GAAP), except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. The Codification is effective for interim and annual periods ending after September 15, 2009. The adoption of the Codification on September 30, 2009 did not have any impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued guidelines on subsequent events reporting that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, the guidelines set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The guidelines were effective for interim and annual periods ended after June 15, 2009.  The Company adopted this standard effective June 15, 2009.

In April 2009, the FASB issued additional requirements regarding interim disclosures of financial instruments which were previously only disclosed on an annual basis. Entities are now required to disclose fair value of financial instruments for interim reporting periods as well as in annual financial statements. It also requires those disclosures in summarized financial information at interim reporting periods. The Company has applied the provisions of these requirements to its financial statement disclosures beginning April 1, 2009. The carrying amounts of cash equivalents, accounts receivable, accrued liabilities, accounts payable and long-term debt approximate fair value. As of September 30, 2009, the Company’s long-term investments are recorded at fair value. See Note 13.

In April 2009, the FASB issued guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased, and on identifying transactions that are not orderly.  Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased, and that a transaction is not considered orderly, further analysis of the transaction or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value. The guidance was effective as of April 1, 2009 and did not have any impact on the Company’s condensed consolidated financial statements or related footnotes.

In April 2009, the FASB issued guidance on the recognition and presentation of other-than-temporary impairments on investments in debt securities. The Company adopted this guidance as of April 1, 2009. For available-for-sale securities that management has no intention to sell and believes that it is more-likely-than-not it will not be required to sell the securities prior to recovery, only the credit loss component of the impairment, if any, is recognized in earnings while the remainder is recognized in accumulated other comprehensive loss. Based on the evaluation performed as of September 30, 2009, the Company determined that there is no credit loss on the securities held, therefore all of the unrealized impairment loss is recorded in accumulated other comprehensive loss.

On January 1, 2009, the Company adopted the revised FASB accounting standards relating to business combinations, including assets acquired and liabilities assumed arising from contingencies. The revised accounting standard states that all business combinations (whether full, partial or step acquisitions resulting in control of the acquired business) will result in all assets and liabilities of an acquired business being recorded at their fair values. Certain forms of contingent consideration and certain acquired contingencies will be recorded at fair value at the acquisition date. The revised accounting standard also states acquisition costs will generally be expensed as incurred and restructuring costs will be expensed in periods after the acquisition date. The accounting standard provides guidance for recognizing changes in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals that result from a business combination transaction (including business combinations completed before January 1, 2009) as adjustments to income tax expense. An acquirer is required to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, then the acquirer follows the recognition criteria for contingencies to determine whether the contingency should be recognized as of, or after, the acquisition date. These statements are effective for the Company for business combinations for which the acquisition date is on or after January 1, 2009. The adoption of these accounting standards as of January 1, 2009 did not materially impact the accounting for the Company’s business acquisition of certain precision machining assets and capabilities during the three months ended June 30, 2009.

On January 1, 2009, the Company adopted the accounting standard on non-controlling interests in consolidated financial statements. The standard requires a parent company to clearly identify and present ownership interests in subsidiaries held by parties other than the parent company in the consolidated financial statements within the equity section but separate from the parent company’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. Moreover, changes in ownership interest must be accounted as equity transactions, and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary must be measured at fair value. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

In April 2008, the FASB issued new requirements on determination of the useful lives of intangible assets. The amendment addresses the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The new requirement applies to all intangible assets, whether acquired in a business combination or otherwise, and was effective January 1, 2009. The adoption of these new rules did not have any impact on the Company’s condensed consolidated financial statements or related footnotes.

In March 2008 the FASB issued new disclosure requirements regarding derivative and hedging activities. The Company adopted the new requirements on January 1, 2009. The adoption of these new disclosure requirements did not have any impact on the Company’s condensed consolidated financial statements or related footnotes.

On January 1, 2008, the Company adopted certain provisions of a new accounting standard which defines fair value in GAAP and expands disclosures about fair value. On January 1, 2009, the Company adopted the remaining provisions of this accounting standard as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The Company has applied the provisions of this accounting standard to its financial statement disclosures beginning January 1, 2009.

The Company has determined that all other recently issued accounting standards will not have a material impact on its consolidated financial position, results of operations and cash flows, or do not apply to its operations.

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

The Company recognized restructuring charges during the three and nine months ended September 30, 2009 primarily related to capacity reduction in Europe and reductions in workforce in certain facilities worldwide. These charges were recorded pursuant to plans developed and approved by management.

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

The following table summarizes the activity in the accrued restructuring balances related to the various restructuring activities described above as of September 30, 2009:
	Balance as of				Foreign	Balance as of
	December 31,	Restructuring	Cash	Non-cash	Exchange	September 30,
	2008	Charges	Payment	Activity	Adjustments	2009
2009 Restructuring:
Severance	$—	$2,802	$(2,014)	$—	$—	$788
Lease facility costs	—	2,843	(163)	—	—	2,680
Other exit costs	—	230	(188)	—	—	42
	—	5,875	(2,365)	—	—	3,510

2008 Restructuring:
Severance	414	(67)	(344)	—	(3)	—
Other exit costs	228	—	(217)	—	(3)	8
	642	(67)	(561)	—	(6)	8

2007 Restructuring:
Lease facility costs	745	—	(272)	(89)	5	389
Other exit costs	447	—	—	(39)	14	422
	1,192	—	(272)	(128)	19	811

Total	$1,834	$5,808	$(3,198)	$(128)	$13	$4,329

Accruals related to restructuring activities are recorded in accrued liabilities in the accompanying consolidated balance sheets.

Note 13 – Investments
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A three-tier fair value hierarchy of inputs is employed to determine fair value measurements. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets and liabilities. Level 2 inputs are observable prices that are not quoted on active exchanges, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable. Level 3 inputs are unobservable inputs employed for measuring the fair value of assets or liabilities. This hierarchy required the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

As of September 30, 2009, $50.6 million (par value) of long-term investments were recorded at fair value. The long-term investments consist of auction rate securities, primarily secured by guaranteed student loans backed by a U.S. government agency, and are classified as available-for-sale. These investments are of a high credit quality with primarily AAA type credit ratings because of the government agency guarantee and other insurance. Auction rate securities are adjustable rate debt instruments whose interest rates were intended to reset every 7 to 35 days through an auction process. Overall changes in the global credit and capital markets led to failed auctions for these securities beginning in early 2008. These failed auctions, in addition to overall global economic conditions, impacted the liquidity of these investments and resulted in our continuing to hold these securities beyond their typical auction reset dates. The market for these types of securities remains illiquid as of September 30, 2009. These securities are classified as long-term investments due to the contractual maturity of the securities being over ten years.

These long-term investments were valued using Level 3 inputs as of September 30, 2009, as the assets were subject to valuation using significant unobservable inputs. The Company estimated the fair value of each security with the assistance of an independent valuation firm using a discounted cash flow model to calculate the present value of projected cash flows based on a number of inputs and assumptions including the security structure and terms, the current market conditions and the related impact on the expected weighted average life, interest rate estimates and default risk of the securities.

As of September 30, 2009, the Company has recorded an unrealized loss of $4.3 million on the long-term investments based upon this independent valuation. This unrealized loss reduced the fair value of the Company’s auction rate securities as of September 30, 2009 to $46.3 million. These investments have been in an unrealized loss position for greater than 12 months.

The Company conducts periodic reviews to identify and evaluate each investment that has an unrealized loss. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Due to the unrealized losses on the auction rate securities held, the Company has assessed whether the calculated impairment is other-than-temporary in accordance with this statement. In performing this assessment, even though the Company has no intention to sell the securities before the amortized cost basis is recovered and believes it is more-likely-than-not it will not be required to sell the securities prior to recovery, the Company has had to perform additional analyses to determine if a portion of the unrealized loss is considered a credit loss. A credit loss would be identified as the amount of the principal cash flows not expected to be received over the remaining term of the security as projected using the Company’s best estimates. The Company has assessed each security for credit impairment, taking into account factors such as (i) the length of time and the extent to which fair value has been below cost; (ii) activity in the market of the issuer which may indicate adverse credit conditions; (iii) the payment structure of the security; and (iv) the failure of the issuer of the security to make scheduled payments. The Company used an independent valuation firm to assist in making these assessments.

Based on these assessments, the Company has determined that there is no credit loss associated with its auction rate securities as of September 30, 2009, as shown by the cash flows expected to be received over the remaining life of the securities.

The following table provides a reconciliation of the beginning and ending balance of our auction rate securities classified as long-term investments measured at fair value using significant unobservable inputs (Level 3 inputs):

Balance as of January 1, 2009	$48,162
Net unrealized gains included in other comprehensive income (loss)	1,044
Redemptions of investments	(2,900)
Balance as of September 30, 2009	$46,306

Unrealized losses still held	$4,269

The cumulative unrealized loss is included as a component of accumulated other comprehensive loss within shareholders’ equity in the accompanying consolidated balance sheet. As of September 30, 2009, there were no long-term investments measured at fair value using Level 1 or Level 2 inputs. All income generated from these investments is recorded as interest income.

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

We recognize revenue from the sale of circuit board assemblies, systems and excess inventory generally when the goods are shipped, title and risk of ownership have passed, the price to the buyer is fixed and determinable and collectibility is reasonably assured. Revenue from design, development and engineering services is recognized when the services are performed and collectibility is reasonably certain. Such services provided under fixed price contracts are accounted for using the percentage of completion method. We assume no significant obligations after product shipment as we typically warrant workmanship only. Therefore, our warranty provisions are immaterial.

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

Summary of Results
Sales for the three months ended September 30, 2009 decreased 20% to $510.5 million compared to $641.7 million for the same period of 2008 primarily as a result of the overall economic downturn that has been impacting businesses worldwide since mid 2008. The decline in sales has been broad based and impacted customers in all industries that we serve when comparing 2009 to 2008. During the three months ended September 30, 2009, sales to customers in the computers and related products for business enterprises industry, industrial control equipment industry, medical devices industry, and the telecommunication equipment industry declined 37%, 1%, 19% and 6%, respectively, from 2008. Sales to our customers in the testing and instrumentation products industry increased 6% when comparing periods. Sales to our customers in the computers and related products for business enterprises industry sector represented 36% of our sales in the third quarter 2009 compared to 45% of our sales in the third quarter of 2008. Sales to this industry sector decreased $106.2 million from $288.0 million in the third quarter of 2008 to $181.8 million in the third quarter of 2009 due to reduced demand.

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

Our gross profit as a percentage of sales increased to 7.2% in the three months ended September 30, 2009 from 6.9% in same period of 2008 primarily due to a better product mix, operating efficiencies and an aggressive management of our costs. We do experience fluctuations in gross profit from period to period. Different programs can contribute different gross profits depending on factors such as the types of services involved, location of production, size of the program, complexity of the product, and level of material costs associated with the various products. New programs can contribute relatively less to our gross profit in their early stages when manufacturing volumes are usually lower, resulting in inefficiencies and unabsorbed manufacturing overhead costs. In addition, new and higher volume programs remain subject to competitive constraints that could exert downward pressure on our margins. During periods of low production volume, we generally have idle capacity and reduced gross profit.

In response to the overall economic downturn which began to impact us during the second quarter of 2008, we have undertaken initiatives to restructure our business operations with the intention of improving utilization and realizing cost savings in the future. The process of restructuring entails, among other activities, moving production between facilities, reducing staff levels, realigning our business processes and reorganizing our management. During the three months ended September 30, 2009, the Company recognized $3.8 million (pre-tax) of restructuring charges, primarily related to capacity reduction in Europe and employee termination costs associated with the involuntary terminations of employees in connection with reductions in workforce of certain facilities worldwide.

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

Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss would be recognized to the extent that the carrying amount exceeds the asset’s fair value. Goodwill is measured at the reporting unit level, which we have determined to be consistent with our operating segments as defined in Note 8 to the Condensed Consolidated Financial Statements in Item 1 of this report by determining the fair values of the reporting units using a discounted cash flow model and comparing those fair values to the carrying values, including goodwill, of the reporting unit. Our annual goodwill impairment analysis as of December 31, 2008 indicated there was an impairment of goodwill in two of our reporting units, the Americas and Europe, primarily due to a decline in our market capitalization and recent market turmoil. Accordingly, we recorded a non-cash impairment charge in the fourth quarter of 2008 totaling $247.5 million. As of September 30, 2009, we had net goodwill of approximately $37.9 million. Circumstances that may lead to future impairment of goodwill include unforeseen decreases in future performance or industry demand and the restructuring of our operations as a result of a change in our business strategy or other factors.

Stock-Based Compensation
We recognize stock-based compensation expense in our consolidated statements of income. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Option pricing models require the input of subjective assumptions, including the expected life of the option and the expected stock price volatility. Judgment is also required in estimating the number of option awards that are expected to vest as a result of satisfaction of time-based vesting schedules. If actual results or future changes in estimates differ significantly from our current estimates, stock-based compensation could increase or decrease. See Note 2 to the Condensed Consolidated Financial Statements in Item 1 of this report.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	92.8	93.1	93.1	93.3
Gross profit	7.2	6.9	6.9	6.7
Selling, general and administrative expenses	4.2	3.4	4.2	3.5
Restructuring charges	0.7	0.0	0.4	0.0
Income from operations	2.3	3.4	2.3	3.3
Other income (expense), net	(0.1)	0.1	(0.0)	0.4
Income before income taxes	2.2	3.5	2.3	3.6
Income tax benefit (expense)	1.0	0.2	0.2	(0.2)
Net income	3.2%	3.7%	2.5%	3.4%

Sales

Sales for the third quarter of 2009 were $510.5 million, a 20% decrease from sales of $641.7 million for the same quarter in 2008. Sales for the nine months ended September 30, 2009 were $1.5 billion, a 26% decrease from sales of $2.0 billion for the same period in 2008. Sales declined primarily as a result of the overall economic downturn that has been impacting businesses worldwide since mid 2008. The declines when compared to the same period in 2008 have been broad based and have impacted customers in all industries that we serve. The following table sets forth, for the periods indicated, the percentages of our sales by industry sector.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Computers and related products for business enterprises	36%	45%	39%	48%
Telecommunication equipment	23	20	24	18
Industrial control equipment	21	17	20	16
Medical devices	15	15	14	14
Testing and instrumentation products	5	3	3	4
	100%	100%	100%	100%

Sales to customers in the computers and related products for business enterprises industry, industrial control equipment industry, medical devices industry and the testing and instrumentation products industry declined 40%, 6%, 26% and 51%, respectively, from 2008 to 2009. Sales to our customers in the telecommunication equipment industry were essentially flat when comparing the periods.

Sales to our customers in the computers and related products for business enterprises industry sector represented 36% of our sales in the third quarter 2009 compared to 45% of our sales in the third quarter of 2008. Sales to this industry sector decreased $106.2 million from $288.0 million in the third quarter of 2008 to $181.8 million in the third quarter of 2009. Sales to this industry sector decreased $382.2 million from $963.2 million in the first nine months of 2008 to $580.9 million in the first nine months of 2009. This decrease is due to reduced demand.

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

Our international operations are subject to the risks of doing business abroad. These risks have not had a material adverse effect on our results of operations through September 30, 2009. However, we can make no assurances that there will not be an adverse impact in the future. See Part II, Item 1A for factors pertaining to our international sales and fluctuations in the exchange rates of foreign currency and for further discussion of potential adverse effects in operating results associated with the risks of doing business abroad. During the first nine months of 2009 and 2008, 48% and 49%, respectively, of our sales were from our international operations.

Gross Profit

Gross profit decreased 17% to $36.8 million for the three months ended September 30, 2009 from $44.2 million in the same period of 2008 and decreased 24% to $103.0 million for the nine months ended September 30, 2009 from $135.2 million in the same period of 2008 due primarily to lower sales volumes. Gross profit as a percentage of sales increased to 7.2% during the third quarter of 2009 from 6.9% in 2008 and increased to 6.9% during the first nine months of 2009 from 6.7% in 2008 primarily due to a better product mix, operating efficiencies and aggressive management of our costs. We experience fluctuations in gross profit from period to period. Different programs contribute different gross profits depending on factors such as the types of services involved, location of production, size of the program, complexity of the product, and level of material costs associated with the various products. Moreover, new programs can contribute relatively less to our gross profit in their early stages when manufacturing volumes are usually lower, resulting in inefficiencies and unabsorbed manufacturing overhead costs. In addition, a number of our new and higher volume programs remain subject to competitive constraints that could exert downward pressure on our margins. During periods of low production volume, we generally have idle capacity and reduced gross profit.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 3% to $21.4 million in the third quarter of 2009 from $22.1 million in the third quarter of 2008 and decreased 9% to $62.9 million in the first nine months of 2009 from $69.5 million in the first nine months of 2008. Selling, general and administrative expenses, as a percentage of sales, were 4.2% and 3.4%, respectively, for the third quarter of 2009 and 2008, and 4.2% and 3.5%, respectively, for the first nine months of 2009 and 2008. The decrease in selling, general and administrative expenses is primarily due to reduced overhead resulting from cost controls and lower employee related expenses due to the overall lower sales volume when comparing the periods. The increase in selling, general and administrative expenses as a percentage of sales is also due to the impact of lower sales volumes during 2009.

Restructuring Charges

We recognized $3.8 million and $5.9 million in restructuring charges during the third quarter and during the first nine months of 2009, respectively, primarily related to capacity reduction in Europe and reductions in workforce in certain facilities worldwide. See Note 12 to the Condensed Consolidated Financial Statements in Item 1 of this report.

Interest Income

Interest income for the nine-month periods ended September 30, 2009 and 2008 was $1.7 million and $6.9 million, respectively. The decrease is due to the overall decline in market rates of interest.

Interest Expense

Interest expense for each of the nine-month periods ended September 30, 2009 and 2008 was $1.1 million.

Income Tax Benefit (Expense)

Income tax benefit of $3.3 million represented an effective tax rate of negative 9.8% for the nine months ended September 30, 2009, compared to income tax expense of ($4.7) million at an effective tax rate of 6.4% for the same period in 2008. In the third quarter of 2008, we recorded a benefit related to a previously closed facility that generated a worthless stock deduction of $3.4 million, compared to $2.7 million recorded in the third quarter of 2009. In addition, in the third quarter of 2009, we recorded a tax benefit related to a revaluation loss in Mexico of $2.4 million and tax benefits totaling $1.9 million primarily related to intercompany pricing deductions. Excluding these tax benefits, the effective tax rate would have been 11.0% in 2009 compared to 11.2% in 2008. The decrease in the effective tax rate is primarily a function of the mix of tax rates in the various jurisdictions in which we do business and a shift in the proportion of consolidated taxable income earned in jurisdictions taxed at lower tax rates. See Note 7 to the Condensed Consolidated Financial Statements in Item 1 of this report.

Net Income

We reported net income of approximately $37.2 million, or diluted earnings per share of $0.57 for the first nine months of 2009, compared to net income of approximately $68.1 million, or diluted earnings per share of $1.00 for the same period of 2008. The net decrease of $30.9 million from 2008 was primarily due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES
We have historically financed our growth and operations through funds generated from operations, proceeds from the sale and maturity of our investments and funds borrowed under our credit facilities. Cash and cash equivalents increased to $438.0 million at September 30, 2009 from $359.7 million at December 31, 2008.

Cash provided by operating activities was $117.5 million in 2009. The cash provided by operations during 2009 consisted primarily of $37.2 million of net income adjusted for $29.7 million of depreciation and amortization, a $45.1 million decrease in accounts receivable, and a $59.1 million decrease in inventories, offset by a $51.4 million decrease in accounts payable and a $5.9 million decrease in income taxes payable. Working capital was $857.2 million at September 30, 2009 and $822.4 million at December 31, 2008.

We are continuing the practice of purchasing components only after customer orders are received, which mitigates, but does not eliminate, the risk of loss on inventories. Supplies of electronic components and other materials used in operations are subject to industry-wide shortages. In certain instances, suppliers may allocate available quantities to us. If shortages of these components and other material supplies used in operations occur, vendors may not ship the quantities we need for production and we may be forced to delay shipments, which would increase backorders. Decreases in order activity in the first half of 2009 for the major electronic component suppliers resulted in cutbacks of manufacturing capacity. When demand started to recover in the third quarter, the supply base initiated actions to expand manufacturing capacity back to current levels of demand. This has resulted in the elongation of the lead time for certain components over the latter part of the third quarter. We anticipate continued challenges during the fourth quarter with certain components. While the full effect of this period of constrained supplies of components on us is not known at this time, a temporary shortage of certain components may occur. Such a shortage would have an adverse effect on our results of operations.

Cash used in investing activities was $33.2 million for the nine months ended September 30, 2009 primarily due to the $11.3 million purchase of an intangible asset, the $10.6 million business acquisition of certain precision machining assets and capabilities and additional purchases of property, plant and equipment. Purchases of additional property, plant and equipment of $14.3 million were primarily concentrated in manufacturing production equipment in Asia to support our ongoing business and to expand certain existing manufacturing operations.

Cash used in financing activities was $8.7 million for the nine months ended September 30, 2009. On July 24, 2008, our Board of Directors approved the additional repurchase of up to $100 million of our outstanding common shares (the 2008 Repurchase Program). During the nine months ended September 30, 2009, share repurchases totaled $10.0 million.

Under the terms of a Credit Agreement (the Credit Agreement), we have a $100.0 million five-year revolving credit facility for general corporate purposes with a maturity date of December 21, 2012. The Credit Agreement includes an accordion feature under which total commitments under the facility may be increased by an additional $100 million, subject to satisfaction of certain conditions. Interest on outstanding borrowings under the Credit Agreement is payable quarterly, at our option, at LIBOR plus 0.75% to 1.75% or a prime rate plus 0.00% to 0.25%, based upon our debt ratio as specified in the Credit Agreement. A commitment fee of 0.15% to 0.35% per annum (based upon our debt ratio) on the unused portion of the revolving credit line is payable quarterly in arrears. As of September 30, 2009, we had no borrowings outstanding under the Credit Agreement, $0.3 million in outstanding letters of credit and $99.7 million was available for future borrowings.

The Credit Agreement is secured by our domestic inventory and accounts receivable, 100% of the stock of our domestic subsidiaries, and 65% of the voting capital stock of each direct foreign subsidiary and substantially all of our and our domestic subsidiaries’ other tangible and intangible assets. The Credit Agreement contains customary financial covenants as to working capital, debt leverage, fixed charges, and consolidated net worth, and restricts our ability to incur additional debt, pay dividends, sell assets and to merge or consolidate with other persons. As of September 30, 2009, we were in compliance with all such covenants and restrictions.

Our Thailand subsidiary has a multi-purpose credit facility with Kasikornbank Public Company Limited (the Thai Credit Facility) that provides for approximately $10.4 million (350 million Thai baht) in working capital availability. The Thai Credit Facility is secured by land and buildings in Thailand. Availability of funds under the Thai Credit Facility is reviewed annually and is currently accessible through April 2010. As of September 30, 2009, our Thailand subsidiary had no working capital borrowings outstanding.

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

As of September 30, 2009, we had cash and cash equivalents totaling $438.0 million and $99.7 million available for borrowings under our revolving credit line. We believe that during the next twelve months, our capital expenditures will be approximately $25 million, principally for leasehold and property improvements to support our ongoing business around the globe. On July 24, 2008, our Board of Directors approved the additional repurchase of up to $100 million of our outstanding common shares (the 2008 Repurchase Program). As of September 30, 2009, we have $68.2 million remaining under the 2008 Repurchase Program to repurchase additional shares. We are under no commitment or obligation to repurchase any particular amount of common shares. Management believes that our existing cash balances and funds generated from operations will be sufficient to permit us to meet our liquidity requirements over the next twelve months. Management further believes that our ongoing cash flows from operations and any borrowings we may incur under our credit facilities will enable us to meet operating cash requirements in future years. Should we desire to consummate significant acquisition opportunities, our capital needs would increase and could possibly result in our need to increase available borrowings under our revolving credit facility or access public or private debt and equity markets. There can be no assurance, however, that we would be successful in raising additional debt or equity on terms that we would consider acceptable.

CONTRACTUAL OBLIGATIONS
We have certain contractual obligations for operating leases that were summarized in a table of Contractual Obligations in our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes to our contractual obligations, outside of the ordinary course of our business, since December 31, 2008.

OFF-BALANCE SHEET ARRANGEMENTS
As of September 30, 2009, we did not have any significant off-balance sheet arrangements.

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

We do not use derivative financial instruments for speculative purposes. As of September 30, 2009, we did not have any foreign currency hedges. In the future, significant transactions involving our international operations may cause us to consider engaging in hedging transactions to attempt to mitigate our exposure to fluctuations in foreign exchange rates. These exposures are primarily, but not limited to, vendor payments and intercompany balances in currencies other than the currency in which our foreign operations primarily generate and expend cash. Our international operations in some instances operate in a natural hedge because both operating expenses and a portion of sales are denominated in local currency. Our sales are substantially denominated in U.S. dollars. Our foreign currency cash flows are generated in certain Asian and European countries, Mexico and Brazil.

We are also exposed to market risk for changes in interest rates, a portion of which relates to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place cash and cash equivalents and investments with various major financial institutions. We protect our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by generally investing in investment grade securities. As of September 30, 2009, the outstanding amount in the long-term investment portfolio included $50.6 million (par value) of auction rate securities with an average return of approximately 0.6%.

Item 4 – Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our CEO and CFO have concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2.          Unregistered Sales Of Equity Securities And Use Of Proceeds.

(b)  The following table provides information about the Company repurchases of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the quarter ended September 30, 2009, at a total cost of $6.3 million:

ISSUER PURCHASES OF EQUITY SECURITIES

(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares (or	Dollar Value)
			Units)	of Shares (or
			Purchased as	Units) that
	(a) Total		Part of	May Yet Be
	Number of	(b) Average	Publicly	Purchased
	Shares (or	Price Paid per	Announced	Under the
	Units)	Share (or	Plans or	Plans or
Period	Purchased (1)	Unit) (2)	Programs	Programs (3)

July 1 to 31, 2009	92,000	$13.83	92,000	$73.2 million
August 1 to 31, 2009	60,000	$16.37	60,000	$72.2 million
September 1 to 30, 2009	237,500	$17.13	237,500	$68.2 million
Total	389,500	$16.23	389,500

(1) All share repurchases were made on the open market.
(2) Average price paid per share is calculated on a settlement basis and excludes commission.
(3) On July 24, 2008, our Board of Directors approved the additional repurchase of up to $100 million of our outstanding common shares (the 2008 Repurchase Program). During the nine months ended September 30, 2009, we repurchased a total of 694,055 common shares for $10.0 million at an average price of $14.41 per share. All shares repurchased through September 30, 2009 were retired.

Item 4.          Submission of Matters to a Vote of Security Holders.

None.

Item 6.          Exhibits.

31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 6, 2009.

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