Form 10-K
period 2009-12-31
BENCHMARK ELECTRONICS INC
filed 2010-03-01
CIK 863436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 (Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to ____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter periods that the registrant was required to submit and post such files).
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

Yes ☐ No ☒

As of June 30, 2009, the number of outstanding Common Shares was 64,999,858. As of such date, the aggregate market value of the Common Shares held by non-affiliates, based on the closing price of the Common Shares on the New York Stock Exchange on such date, was approximately $926.3 million.

As of February 25, 2010, there were 63,684,663 Common Shares of Benchmark Electronics, Inc., par value $0.10 per share, outstanding.

Documents Incorporated by Reference:

Portions of the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders (Part III, Items 10-14).

TABLE OF CONTENTS

Page

PART I

PART I

Item 1.  Business

Background

Benchmark Electronics, Inc. (Benchmark), formerly named Electronics, Inc., began operations in 1979 and was incorporated under Texas law in 1981 as a wholly owned subsidiary of Intermedics, Inc., a medical implant manufacturer based in Angleton, Texas. In 1986, Intermedics sold 90% of the outstanding common shares of the Company to Electronic Investors Corp., a corporation formed by Donald E. Nigbor, Steven A. Barton and Cary T. Fu. Mr. Fu is currently serving as our Chairman of the Board and Chief Executive Officer. In 1988, Electronic Investors Corp. was merged into Benchmark, and in 1990 we completed the initial public offering of our common shares.

General

We are a world-wide provider of integrated electronic manufacturing services. We provide our services to original equipment manufacturers (OEMs) of computers and related products for business enterprises, medical devices, industrial control equipment, testing and instrumentation products, and telecommunication equipment. The services that we provide are commonly referred to as electronics manufacturing services (EMS). We offer our customers comprehensive and integrated design and manufacturing services, from initial product design to volume production and direct order fulfillment. We have recently added certain precision machining assets and capabilities to provide precision machining, metal joining and complex electro-mechanical manufacturing services. We also provide specialized engineering services, including product design, software development, industrial design, assembly automation, printed circuit board layout, prototyping and test development. We believe that we have developed strengths in the manufacturing process for large, complex, high-density printed circuit boards as well as the ability to manufacture high and low volume products in lower cost regions such as Brazil, China, Malaysia, Mexico, Romania and Thailand.

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

We currently operate a total of 54 surface mount production lines (where electrical components are soldered directly onto printed circuit boards) at our domestic facilities and 73 surface mount production lines at our international facilities. Our worldwide facilities include 1.6 million square feet in our domestic facilities in Alabama, Arizona, California, Minnesota, New Hampshire, North Dakota, Oregon and Texas; and 1.5 million square feet in our international facilities in Brazil, China, Ireland, Malaysia, Mexico, the Netherlands, Romania, Singapore and Thailand.

Our capabilities have continued to grow through acquisitions and through internal expansion. In 2009, we added certain precision machining assets and capabilities in Arizona, California and Mexico through a business acquisition, and we leased a larger facility in Brasov, Romania that expanded our manufacturing capability in Eastern Europe. In 2008, we completed the construction of a new building in Suzhou, China and increased our China manufacturing capacity. In January 2007, we acquired Pemstar Inc. (Pemstar), a publicly traded EMS company headquartered in Rochester, Minnesota (the Merger). This acquisition expanded our customer base and added depth to our engineering and systems integration capabilities. Additionally, we expanded our relationships with certain customers during 2007 and added a new facility in Penang, Malaysia. With these acquisitions and expansions, our global operations now include 24 facilities in ten countries.

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

Our Industry

The EMS industry experienced rapid change and growth over most of the past decade as an increasing number of OEMs outsourced their manufacturing requirements. In mid-2001 and again in late 2008, the industry’s revenue declined as a result of significant cut backs in its customers’ production requirements, which was consistent with overall global economic downturns. OEMs have continued to turn to outsourcing in order to reduce product cost, achieve accelerated time-to-market and time-to-volume production, access advanced design and manufacturing technologies, improve inventory management and purchasing power, and reduce their capital investment in manufacturing resources. Outsourcing enables OEMs to concentrate on what they believe to be their core strengths, such as new product definition, marketing and sales. In addition, the number of industries serviced by EMS providers and these providers’ market penetration in certain industries has increased in recent years. We believe further growth opportunities exist for EMS providers to penetrate the worldwide electronics markets. However, the recent global economic downturn has had a negative affect on demand for our customers’ products and thus adversely affected our sales.

Our Strategy

Our goal is to be the EMS outsourcing provider of choice to leading OEMs in the electronics industry that we perceive from time to time to offer the greatest potential for growth. To meet this goal, we have implemented the following strategies:

•
Maintain and Develop Close, Long-Term Relationships with Customers. Our core strategy is to maintain and establish long-term relationships with leading OEMs in expanding industries by becoming an integral part of our customers’ manufacturing operations. To accomplish this, we work closely with our customers throughout the design, manufacturing and distribution process, and we offer flexible and responsive services. We rely on our local management teams to respond to frequently changing customer design specifications and production requirements, which develops stronger customer relationships.

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

•
Deliver Complete High and Low Volume Manufacturing Solutions Globally. We believe OEMs are increasingly requiring a wide range of specialized engineering and manufacturing services from EMS providers in order to reduce costs and accelerate their time-to-market and time-to-volume production. Building on our integrated engineering and manufacturing capabilities, we offer services from initial product design and test to final product assembly and distribution to OEM customers. Our systems integration assembly and direct order fulfillment services allow our customers to reduce product cost and risk of product obsolescence by reducing their total work-in-process and finished goods inventory. These services are available at many of our manufacturing locations. In 2009, we added certain precision machining assets and capabilities to provide precision machining, metal joining and complex electro-mechanical manufacturing services in Arizona, California and Mexico. We also offer our customers high volume production in low cost regions of the world, such as Brazil, China, Malaysia, Mexico, Romania and Thailand. These full service capabilities allow us to offer customers the flexibility to move quickly from design and initial product introduction to production and distribution. We offer our customers the opportunity to combine the benefits of low cost manufacturing (for the portions of their products or systems that can benefit from the use of these geographic areas) with the benefits and capabilities of our higher complexity support of systems integration in Asia, Europe or the United States.

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

•
Continue Our Global Expansion. A network of strategically positioned facilities can reduce costs, simplify and shorten an OEM’s supply chain and thus reduce the time it takes to bring product to market. We are committed to geographic expansion in order to support our customers with cost-effective and timely delivery of quality products and services worldwide. Our acquisition of facilities in Malaysia, Romania and the Netherlands has expanded our service scope to provide a global manufacturing solution to our customers through our 24 facilities in ten countries located in Brazil, China, Ireland, Malaysia, Mexico, the Netherlands, Romania, Singapore, Thailand and the United States.

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

Failure Analysis. We offer creative analytical solutions and expertise to challenging issues that face our customers. This includes focused techniques for failure mode, failure mechanism, and root cause determination. Specialized analytical skill sets associated with electrical, mechanical, and metallurgical disciplines are used in conjunction with a vast array of equipment such as ion chromatography, x-ray florescence, and scanning electron microscopy. Our state-of-the-art lab facilities provide customers detailed reporting and support in an unbiased, timely, and cost-effective manner. Mastering emerging technologies coupled with a complete understanding of potential failure mechanisms poises us to exceed customer expectations and maintain our technological diversity.

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

We utilize a full complement of electronic data interchange transactions with our suppliers to coordinate forecasts, orders, reschedules, and inventory and component lead times. Our enterprise resource planning systems provide product and production information to our supply chain management, engineering change management and floor control systems. Our information systems also control serialization, production and quality data for all of our facilities around the world utilizing state-of-the-art statistical process control techniques for continuous process improvements. To enhance our ability to rapidly respond to changes in our customers’ requirements by effectively managing changes in our supply chain, we utilize web-based interfaces and real-time supply chain management software products which allow for scaling operations to meet customer needs, shifting capacity in response to product demand fluctuations, reducing materials costs and effectively distributing products to our customers or their end-customers.

Manufacturing Technologies. We offer our customers expertise in a wide variety of traditional and advanced manufacturing technologies. Our technical expertise supports standard printed circuit board assembly as well as complex products that require advanced engineering skills and equipment.

We also provide our customers with a comprehensive set of manufacturing technologies and solutions which include:

•	Pin Thru Hole;
•	Surface Mount Technology;
•	Fine Pitch;
•	Ball Grid Array;
•	Flip Chip;
•	Chip On Board/Wire bonding;
•	In-Circuit Test;
•	Board Level Functional Test; and
•	Stress Testing.

We also provide specialized solutions in support of Optical and Wireless components and systems which include:

•	Adhesives;
•	Conformal Coating;
•	Laser Welding;
•	Hybrid Optical/Electrical Printed Circuit Board Assembly and Test; and
•	Sub-micron Alignment of Optical Sub-Assemblies.

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

Precision Technologies. We provide precision machining, metal joining and complex electro-mechanical manufacturing services and utilize the following precision technologies:

•	Complex Small / Medium / Large Computer Numerical Controlled Machining;
•	Precision Multi-Axis Grinding of Aerospace Engine Blades, Vanes and Nozzles;
•	Precision Grinding of Mass Spectrometer Components;
•	Sinker Electrical Discharge Machining;
•	Turnkey Precision Clean Room Module Assembly and Functional Test; and
•	Major Electro-Mechanical Sub Assembly.

Marketing and Customers

We market our services primarily through a direct sales force and in select markets independent marketing representatives. In addition, our divisional and executive management teams are an integral part of our sales and marketing teams. We generally enter into supply arrangements with our customers. These arrangements, similar to purchase orders, generally govern the conduct of business between our customer and ourselves relating to, among other things, the manufacture of products which in many cases were previously produced by the customer itself. Such arrangements generally identify the specific products to be manufactured, quality and production requirements, product pricing and materials management. There can be no assurance that at any time these arrangements will remain in effect or be renewed.

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

The following table sets forth the percentages of our sales by industry for 2009, 2008 and 2007.

	2009	2008	2007
Computers and related products for business enterprises	39%	48%	53%
Telecommunication equipment	23	18	15
Industrial control equipment	20	16	13
Medical devices	14	14	13
Testing and instrumentation products	4	4	6

Historically, a substantial percentage of our sales have been made to a small number of customers. The loss of a major customer, if not replaced, would adversely affect us. Sales to our largest customer, Oneida Nation Electronics, Inc. (who supports one of our customers in the computers and related products for business enterprises industry), represented 14% of our sales during 2009. Our future sales are dependent on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on us.

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

Backlog

We had sales backlog of approximately $1.2 billion at December 31, 2009, as compared to the 2008 year-end backlog of $1.6 billion. Backlog consists of purchase orders received, including, in some instances, forecast requirements released for production under customer contracts. Although we expect to fill substantially all of our year-end backlog during 2010, we currently do not have long-term agreements with all of our customers and customer orders can be canceled, changed or delayed by customers. The timely replacement of canceled, changed or delayed orders with orders from new customers cannot be assured, nor can there be any assurance that any of our current customers will continue to utilize our services. Because of these factors, our backlog is not a meaningful indicator of future financial results.

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

Employees

As of December 31, 2009, we employed 9,849 people, of whom 7,367 were engaged in manufacturing and operations, 1,156 in materials control and procurement, 529 in design and development, 274 in marketing and sales, and 523 in administration. None of our domestic employees are represented by a labor union. In certain international locations, our employees are represented by labor unions and by works councils. Some European countries also often have mandatory legal provisions regarding terms of employment, severance compensation and other conditions of employment that are more restrictive than U.S. laws. We have never experienced a strike or similar work stoppage and we believe that our employee relations are satisfactory.

Segments and International Operations

Benchmark has manufacturing facilities in the Americas, Asia and Europe regions to serve its customers. Benchmark is operated and managed geographically and management evaluates performance and allocates Benchmark’s resources on a geographic basis. We currently operate outside the United States in Brazil, China, Ireland, Malaysia, Mexico, the Netherlands, Romania, Singapore and Thailand. During 2009 and 2008, 47% and 48%, respectively, of our sales were from our international operations. As a result of customer demand overseas, we expect foreign sales to increase. Our foreign sales and operations are subject to risk of doing business abroad, including fluctuations in the value of currency, export duties, import controls and trade barriers, including stoppages, longer payment cycles, burdens of complying with a wide variety of foreign laws and, in certain parts of the world, political instability. While, to date, these factors have not had a material adverse effect on Benchmark’s results of operations, there can be no assurances that there will not be an adverse impact in the future. See Note 9 and Note 13 of Notes to Consolidated Financial Statements in Item 8 of this report for segment and geographical information.

Available Information

Our internet address is http://www.bench.com. We make available free of charge through our internet website our filings with the Securities and Exchange Commission (SEC), including our annual reports on Form 10–K, quarterly reports on Form 10–Q, current reports on Form 8–K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the SEC. All reports we file with the SEC are also available free of charge via EDGAR through the SEC’s website at http://www.sec.gov or to read and copy at the SEC Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. Information can be obtained on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Item 1A.  Risk Factors

Continued adverse market conditions in the electronics industry could reduce our future sales and earnings per share.

The business environment in the electronics industry is challenging due to adverse worldwide economic conditions. There has been an erosion of global consumer confidence amidst concerns over declining asset values, inflation, volatility in energy costs, geopolitical issues, the availability and cost of credit, rising unemployment, and the stability and solvency of financial institutions, financial markets, businesses, and sovereign nations. These concerns have slowed global economic growth and have resulted in recessions in many countries, including in the United States, Europe and certain countries in Asia. These economic conditions have resulted, and may result in the future, in lower information technology spending by businesses, which in turn affects demand for our customers’ products and thus adversely affects our sales. Consequently, our past operating results, earnings and cash flows may not be indicative of our future operating results, earnings and cash flows.

If these economic conditions worsen, in addition to our customers or potential customers reducing or delaying orders, a number of other negative effects on our business could result, including the insolvency of key suppliers, which could result in production delays, shorter payment terms from suppliers due to reduced availability of credit default insurance in the market, the inability of customers to obtain credit, and the insolvency of one or more customers. Any of these effects could impact our ability to effectively manage inventory levels and collect receivables, increase our need for cash, and decrease our net revenue and profitability.

Shortages or price increases of components specified by our customers would delay shipments and adversely affect our profitability.

Substantially all of our sales are derived from electronics manufacturing services in which we purchase components specified by our customers. In the past, supply shortages have substantially curtailed production of all assemblies using a particular component. In addition, industry-wide shortages of electronic components, particularly of memory and logic devices, have occurred. If shortages of these components occur or if components received are defective, we may be forced to delay shipments, which could have an adverse effect on our profit margins. Decreases in order activity in the first half of 2009 for the major electronic component suppliers resulted in cutbacks of manufacturing capacity. When demand started to recover in the third quarter of 2009, the supply base initiated actions to expand manufacturing capacity back to current levels of demand. This resulted in the elongation of the lead time for certain components over the latter part of the third and fourth quarter of 2009. Because of the continued increase in demand for surface mount components, we anticipate component shortages and longer lead times for certain components to occur from time to time. Also, we typically bear the risk of component price increases that occur between periodic repricings during the term of a customer contract. Accordingly, certain component price increases could adversely affect our gross profit margins.

We are dependent on the success of our customers. When our customers experience a downturn in their business then we may be similarly affected.

We are dependent on the continued growth, viability and financial stability of our customers. Our customers are OEMs of:

•	computers and related products for business enterprises;
•	medical devices;
•	industrial control equipment;
•	testing and instrumentation products; and
•	telecommunication equipment.

Often, these industries are subject to rapid technological change, vigorous competition, short product life cycles and consequent product obsolescence. When our customers are adversely affected by these factors, we may be similarly affected.

The loss of a major customer would adversely affect us.

Historically, a substantial percentage of our sales have been made to a small number of customers. The loss of a major customer, if not replaced, would adversely affect us. During 2009, our largest customer represented 14% of our sales. Our future sales are dependent on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on us.

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

We currently operate outside the United States in Brazil, China, Ireland, Malaysia, Mexico, the Netherlands, Romania, Singapore and Thailand. During 2009, 2008 and 2007, 47%, 48% and 43%, respectively, of our sales were from our international operations. These international operations may be subject to a number of risks, including:

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

Our operations in certain foreign locations receive favorable income tax treatment in the form of tax holidays or other incentives. In the event that such tax holidays or other incentives are not extended, are repealed, or we no longer qualify for such programs, our taxes may increase, which would reduce our net income.

Additionally, certain foreign jurisdictions restrict the amount of cash that can be transferred to the U.S or impose taxes and penalties on such transfers of cash. To the extent we have excess cash in foreign locations that could be used in, or is needed by, our operations in the United States, we may incur significant penalties and/or taxes to repatriate these funds.

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

As of December 31, 2009, we held $50.1 million (par value) of auction rate securities, classified as long-term investments, whose underlying assets were in guaranteed student loans backed by a U. S. Government agency and municipal issue bonds. These investments are of a high credit quality with primarily AAA type credit ratings because of the government agency guarantee and other insurance. Auction rate securities are adjustable rate debt instruments whose interest rates were intended to reset every 7 to 35 days through an auction process. Overall changes in the global credit and capital markets led to failed auctions for these securities beginning in early 2008. These failed auctions, in addition to overall global economic conditions, impacted the liquidity of these investments and resulted in our continuing to hold these securities beyond their typical auction reset dates. The market for these types of securities remains illiquid as of December 31, 2009. As a result, our ability to liquidate and fully recover the carrying value of our adjustable rate securities in the near term may be limited or not exist. If the issuers of these adjustable rate securities are unable to successfully close future auctions or their credit quality deteriorates, we may in the future be required to record an impairment charge on these investments. We may be required to wait until market stability is restored for these instruments or until the final maturity of the underlying notes (up to 40 years) to realize our investments’ recorded value. As of December 31, 2009, we had $4.4 million of unrealized losses on these securities that is recorded in other comprehensive loss. We estimated the fair value of each security using Level 3 inputs with the assistance of an independent valuation firm. We have not to date incurred any payment defaults on any maturing auction rate securities we hold.

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

We may be affected by consolidation in the electronics industry, which could create increased pricing and competitive pressures on our business.

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

We are exposed to intangible asset risk; our goodwill may become further impaired.

We have recorded intangible assets, including goodwill, in connection with business acquisitions. We are required to perform goodwill and intangible asset impairment tests at least on an annual basis and whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. Our annual goodwill impairment analysis in the fourth quarter of 2008 indicated there was an impairment of goodwill in two of our reporting segments, the Americas and Europe, primarily due to a decline in our market capitalization and market turmoil. Accordingly, we recorded a non-cash impairment charge in the fourth quarter of 2008 totaling $247.5 million. A further significant and sustained decline in our market capitalization could result in material charges in future periods that could be adverse to our operating results and financial position. As of December 31, 2009, we had $37.9 million in goodwill and $22.9 million of identifiable intangible assets. See Note 1(i) to the consolidated financial statements in Item 8 of this report.

There are inherent uncertainties involved in estimates, judgments and assumptions used in the preparation of financial statements in accordance with US GAAP. Any changes in estimates, judgments and assumptions could have a material adverse effect on our financial position and results of operations.

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

Our success will continue to depend to a significant extent on our key personnel.

We depend significantly on our executive officers and other key personnel, including, but not limited to, Cary T. Fu, Donald F. Adam and Gayla J. Delly. The unexpected loss of the services of any one of these executive officers would have an adverse effect on us.

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

Compliance or the failure to comply with governmental regulations could cause us significant expense.

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

Our worldwide operations are subject to local laws and regulations. Over the last several years, we have become subject to the RoHS directive and the Waste Electrical and Electronic Equipment Directive. These directives restrict the distribution of products within the EU containing certain substances, including lead, and require a manufacturer or importer to recycle products containing those substances. In addition, China has recently passed the Management Methods for Controlling Pollution by Electronic Information Products, which will eventually prohibit the import of products for use in China that contain substances similar to those banned by the RoHS directive.

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

We will have exposure to interest rate risk under our variable rate revolving credit facilities to the extent we incur indebtedness under such facilities. These facilities’ interest rates are based on the spread over the bank’s LIBOR rate or its prime rate. We are also exposed to interest rate risk on our invested cash balances.

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

Item 1B.  Unresolved Staff Comments

On November 30, 2009, the Company received a letter from the SEC’s Division of Corporation Finance in connection with its review of the Company’s Form 10-K for the fiscal year ended December 31, 2008, which was filed with the SEC on February 27, 2009. The Company responded to that letter and subsequently received an additional letter from the SEC. Several of the Staff’s comments requested more robust disclosure which as been incorporated into this document. We are currently awaiting the completion of the SEC’s review of our response to their most recent letter. The Company will continue to work with the SEC to resolve any outstanding comments.

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

The following chart summarizes our principal manufacturing facilities owned or leased by Benchmark and its subsidiaries:

Location	Sq. Ft.	Ownership

Almelo, the Netherlands	132,000	Leased
Angleton, Texas	109,000	Owned
Austin, Texas	93,000	Leased
Ayudhaya, Thailand	243,000	Owned
Ayudhaya, Thailand	180,000	Owned
Beaverton, Oregon	77,000	Leased
Brasov, Romania	108,000	Leased
Campinas, Brazil	40,000	Leased
Concord, California	80,000	Leased
Dublin, Ireland	46,000	Leased
Dunseith, North Dakota	47,000	Owned
Dunseith, North Dakota	53,000	Leased
Freemont, California	52,000	Leased
Guadalajara, Mexico	150,000	Leased
Guaymas, Mexico	52,000	Leased
Hudson, New Hampshire	170,000	Leased
Huntsville, Alabama	276,000	Owned
Huntsville, Alabama	144,000	Leased
Korat, Thailand	126,000	Owned
Penang, Malaysia	103,000	Owned
Rochester, Minnesota	260,000	Leased
Suzhou, China	250,000	Owned
Singapore	48,000	Leased
Tempe, Arizona	48,000	Leased
Winona, Minnesota	199,000	Owned

Total	3,086,000

We lease other facilities in the U.S. with a total of 41,000 sq. ft. that house individuals that provide engineering services. We also own facilities with a total of 396,000 sq. ft. and lease facilities with a total of 137,000 sq. ft. that are currently not in operation. These facilities are both in the U.S. and abroad. Our leased facility in Beaverton, Oregon with a total of 77,000 sq. ft. is scheduled to close by the end of the second quarter of 2010.

Item 3.  Legal Proceedings

We are involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position or results of operations.

Item 4.  Reserved

PART II

Item 5.  Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common shares are listed on the New York Stock Exchange under the symbol “BHE.” The following table shows the high and low sales prices for our common shares as reported on the New York Stock Exchange for the quarters (or portions thereof) indicated.

	High	Low
2010
First quarter (through February 25, 2010)	$20.68	$17.67
2009
Fourth quarter	$19.81	$16.42
Third quarter	$18.34	$13.42
Second quarter	$14.98	$10.77
First quarter	$13.60	$8.60
2008
Fourth quarter	$14.36	$8.75
Third quarter	$19.11	$13.88
Second quarter	$18.97	$16.22
First quarter	$19.98	$14.90

The last reported sale price of our common shares on February 25, 2010, as reported by the New York Stock Exchange, was $20.11. There were approximately 1,023 record holders of our common shares as of February 25, 2010.

We have not paid any cash dividends on our common shares in the past. In addition, our credit facility includes restrictions on the amount of dividends we may pay to shareholders. We currently expect to retain future earnings for use in the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities
The following table provides information about the Company’s repurchases of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the quarter ended December 31, 2009, at a total cost of $17.9 million:

(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares (or	Dollar Value)
			Units)	of Shares (or
			Purchased as	Units) that
	(a) Total		Part of	May Yet Be
	Number of	(b) Average	Publicly	Purchased
	Shares (or	Price Paid per	Announced	Under the
	Units)	Share (or	Plans or	Plans or
	Purchased (1)	Unit) (2)	Programs	Programs (3)
October 1 to 31, 2009	330,000	$18.00	330,000	62.2 million
November 1 to 30, 2009	317,533	$17.91	317,533	56.5 million
December 1 to 31, 2009	330,000	$18.91	330,000	50.3 million
Total	977,533	$18.28	977,533

(1) All share repurchases were made on the open market.

(2) Average price paid per share is calculated on a settlement basis and excludes commission.

(3) On July 24, 2008, the Board of Directors of the Company approved the repurchase of up to $100 million of the Company’s outstanding common shares. Purchases under the plan commenced on July 28, 2008. Share purchases may be made in the open market, in privately negotiated transactions or block transactions, at the discretion of the Company’s management and as market conditions warrant. Purchases will be funded from available cash and may be commenced, suspended or discontinued at any time without prior notice. Shares repurchased under the program will be retired.

During the year ended December 31, 2009, the Company repurchased a total of 1,671,588 common shares for $27.9 million at an average price of $16.67 per share. All share purchases were made in the open market and the shares repurchased through December 31, 2009 were retired.

Performance Graph
The following Performance Graph compares the cumulative total shareholder return on our common shares for the five-year period commencing December 31, 2004 and ending December 31, 2009, with the cumulative total return of the Standard & Poor’s 500 Stock Index (which does not include Benchmark), and the Peer Group Index, which is composed of Celestica Inc., Suntron Corp, Flextronics International, Ltd., Jabil Circuit, Inc., Plexus Corp and Sanmina-SCI Corp. Dividend reinvestment has been assumed.

	Dec-04	Dec-05	Dec-06	Dec-07	Dec-08	Dec-09
Benchmark Electronics, Inc.	$100.00	$98.60	$107.20	$78.00	$56.20	$83.20
Peer Group	$100.00	$89.30	$77.80	$66.90	$22.30	$56.40
S&P 500	$100.00	$103.00	$117.00	$121.20	$74.50	$92.00

NOTES: Assumes $100 invested on December 31, 2004 in Benchmark Electronics, Inc. Common Shares, in the S&P 500, and in the Peer Group Index. Reflects month-end dividend reinvestment, and annual reweighting of the Peer Group Index portfolios.

Item 6.  Selected Financial Data

	Year Ended December 31,
(in thousands, except per share data)	2009	2008	2007	2006	2005
Selected Statements of Income (Loss) Data
Sales	$2,089,253	$2,590,167	$2,915,919	$2,907,304	$2,257,225
Cost of sales	1,942,674	2,414,231	2,717,425	2,708,144	2,095,623
Gross profit	146,579	175,936	198,494	199,160	161,602
Selling, general and administrative
expenses	85,500	92,154	96,614	70,109	62,322
Restructuring charges and
integration costs (1)	8,264	2,780	11,581	4,723	—
Goodwill impairment (2)	—	247,482	—	—	—
Income (loss) from operations	52,815	(166,480)	90,299	124,328	99,280
Interest expense	(1,399)	(1,455)	(2,183)	(354)	(330)
Interest income	2,210	8,675	11,217	8,824	7,786
Other income (expense)	(1,705)	1,772	693	(2,214)	(922)
Income tax benefit (expense) (3)	1,974	21,856	(7,670)	(19,762)	(25,225)
Net income (loss)	$53,895	$(135,632)	$92,356	$110,822	$80,589
Earnings (loss) per share: (4)
Basic	$0.83	$(2.02)	$1.28	$1.72	$1.29
Diluted	$0.83	$(2.02)	$1.27	$1.70	$1.25
Weighted-average number of
shares outstanding:
Basic	64,758	67,060	72,061	64,306	62,682
Diluted	65,116	67,060	72,829	65,121	64,279
	December 31,
(in thousands)	2009	2008(5)	2007(5)	2006(5)	2005(5)
Selected Balance Sheet Data
Working capital (5)	$859,095	$813,876	$879,263	$755,011	$640,482
Total assets (5)	1,465,720	1,433,040	1,756,967	1,400,239	1,292,527
Total debt	11,681	11,939	12,526	—	—
Shareholders’ equity (5)	$1,090,903	$1,050,574	$1,283,367	$979,459	$840,238

(1)
See Note 16 to the Consolidated Financial Statements for a discussion of the restructuring charges and integration costs occurring in 2009, 2008 and 2007. During 2006, the Company recognized restructuring charges totaling $4.7 million related to reductions in workforce and the resizing and closure of certain facilities.

(2)
During the fourth quarter of 2008, the Company recorded a non-cash goodwill impairment charge totaling $247.5 million. See Note 1(i) to the Consolidated Financial Statements for a discussion of the impairment charge.

(3)
During the third quarter of 2009, the Company recorded a $2.7 million discrete tax benefit related to a previously closed facility, a $2.4 million tax benefit related to a revaluation loss in Mexico and a $1.2 million tax benefit related to intercompany pricing deductions. During the third quarter of 2008, the Company recorded a $3.4 million discrete tax benefit related to a previously closed facility. During the third quarter of 2007, the Company recorded a $6.5 million discrete tax benefit related to a previously closed facility. During the first quarter of 2006, the Company recorded a $4.8 million tax benefit for the write-off of the investment in the Leicester, England subsidiary.

(4)	See Note 1(j) to the Consolidated Financial Statements for the basis of computing earnings (loss) per share.
(5)	See Note 1(r) to the Consolidated Financial Statements for a discussion of the correction of an immaterial error related to deferred income taxes.

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

OVERVIEW

We are a world-wide provider of integrated electronic manufacturing services. We provide our services to original equipment manufacturers (OEMs) of computers and related products for business enterprises, medical devices, industrial control equipment, testing and instrumentation products, and telecommunication equipment. The services that we provide are commonly referred to as electronics manufacturing services (EMS). We offer our customers comprehensive and integrated design and manufacturing services, from initial product design to volume production and direct order fulfillment. Our manufacturing and assembly operations include printed circuit boards and subsystem assembly, box build and systems integration, the process of integrating subsystems and, often, downloading and integrating software, to produce a fully configured product. We have recently added precision mechanical manufacturing capabilities to compliment our proven electronic manufacturing expertise. We also are able to provide specialized engineering services, including product design, printed circuit board layout, prototyping, and test development. We believe that we have developed strengths in the manufacturing process for large, complex, high-density printed circuit boards as well as the ability to manufacture high and low volume products in lower cost regions such as Brazil, China, Malaysia, Mexico, Romania and Thailand.

During the past several years, we have made the necessary changes to align our business operations with our customers’ demand. These changes include, among other activities, moving production between facilities, reducing staff levels, realigning our business processes and reorganizing our management. During the year ended December 31, 2009, the Company recognized $8.3 million (pre-tax) of restructuring charges, primarily related to capacity reduction in Europe and employee termination costs associated with the involuntary terminations of employees in connection with reductions in workforce of certain facilities worldwide. During the year ended December 31, 2008, the Company recognized $2.8 million (pre-tax) of restructuring charges, primarily employee termination costs associated with the involuntary terminations of employees in connection with reductions in workforce of certain facilities. During the year ended December 31, 2007, we incurred $4.7 million (pre-tax) of restructuring charges, primarily related to the closure of our Redmond, Washington facility, the transfer of the Company’s printed circuit board assembly (PCBA) operations in Dublin, Ireland to Brasov, Romania and the consolidation and resizing of certain other facilities, as we continued to expand our low-cost capacity while realigning and further strengthening our global footprint to support continued business opportunities. In connection with the acquisition of Pemstar Inc. (Pemstar) on January 8, 2007, a total of $7.0 million (pre-tax) in integration costs were incurred during the year ended December 31, 2007. These costs included redundant operating costs that have been eliminated.

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

We recognize revenue from the sale of circuit board assemblies, systems and excess inventory when title and risk of ownership have passed, the price to the buyer is fixed and determinable and collectibility is reasonably assured, which generally is when the goods are shipped. Revenue from design, development and engineering services is recognized when the services are performed and collectibility is reasonably certain. Such services provided under fixed price contracts are accounted for using the percentage of completion method. We assume no significant obligations after product shipment as we typically warrant workmanship only. Therefore, our warranty provisions are immaterial.

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

Summary of 2009 Results
Sales for the year ended December 31, 2009 decreased 19% to $2.1 billion compared to $2.6 billion in 2008 primarily as a result of the overall economic downturn that has been impacting businesses worldwide since mid 2008. The decline in sales has been broad based and impacted customers in three of the five industries that we serve when comparing 2009 to 2008. During the year ended December 31, 2009, sales to customers in the computers and related products for business enterprises industry, medical devices industry, and the testing and instrumentation products industry declined 33%, 24% and 17%, respectively, from 2008. Sales to our customers in the telecommunication equipment industry increased 3% from 2008 while sales to our customers in the industrial control equipment industry remained consistent when comparing periods. Sales to our customers in the computers and related products for business enterprises industry sector represented 39% of our sales in 2009 compared to 48% of our sales in 2008. Sales to this industry sector decreased $0.4 billion from $1.2 billion in 2008 to $0.8 billion in 2009 due to reduced demand.

Our future sales are dependent on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on us. Adverse worldwide economic conditions have resulted, and may result in the future, in lower information technology spending by businesses, which in turn affects demand for our customers’ products and thus adversely affects our sales.

Our gross profit as a percentage of sales increased to 7.0% in 2009 from 6.8% in 2008 primarily due to a better product mix, operating efficiencies and an aggressive management of our costs. We experience fluctuations in gross profit from period to period. Different programs can contribute different gross profits depending on factors such as the types of services involved, location of production, size of the program, complexity of the product, and level of material costs associated with the various products. New programs can contribute relatively less to our gross profit in their early stages when manufacturing volumes are usually lower, resulting in inefficiencies and unabsorbed manufacturing overhead costs. In addition, new and higher volume programs remain subject to competitive constraints that could exert downward pressure on our margins. During periods of low production volume, we generally have idle capacity and reduced gross profit.

We have undertaken initiatives to restructure our business operations with the intention of improving utilization and realizing cost savings in the future. During the year ended December 31, 2009, the Company recognized $8.3 million (pre-tax) of restructuring charges, primarily related to capacity reduction in Europe and employee termination costs associated with the involuntary terminations of employees in connection with reductions in workforce of certain facilities worldwide.

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

Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss would be recognized to the extent that the carrying amount exceeds the asset’s fair value. Goodwill is measured at the reporting unit level, which we have determined to be consistent with our operating segments as defined in Note 13 to the Consolidated Financial Statements in Item 8 of this report, by determining the fair values of the reporting units and comparing those fair values to the carrying values, including goodwill, of the reporting unit. We determined the fair value of our reporting units, with the assistance of an independent valuation firm, based upon a combination of the income approach (discounted cash flow method) and market approach (market comparable model) methodologies. In concluding on the fair value estimates of our reporting units, the income approach was given a 75% weighting and the market approach was given a 25% weighting based on the quality and suitability of information available in performing the income approach, relative to the market approach.

The income approach methodology utilized in estimating the fair value of our reporting units for purposes of the goodwill impairment testing required various judgmental assumptions about revenues, operating margins, growth rates, working capital requirements and appropriate discount rate. In determining those judgmental assumptions, we considered a variety of data, including—for each reporting unit—its annual budget for the upcoming year, its longer-term business plan, anticipated future cash flows, market data, and historical cash flow growth rates. The key assumptions used to estimate the fair value of our reporting units under the discounted cash flow method were (i) projected revenue growth over a ten-year period and the annual compounded average growth rate; (ii) projected operating margins over a ten year period; and (iii) a weighted-average cost of capital.

Under the market approach, the value of our reporting units was estimated by comparing it to publicly-traded firms in similar lines of business and geographic markets. The market approach takes into account, among other things, the market value of total invested capital to earnings before interest, taxes, depreciation and amortization (EBITDA) multiples of comparable companies adjusted to reflect differences in size and growth prospects. The selected multiples were then applied to the present value of our reporting unit’s projected EBITDA to arrive at an indicated range of value. This value was then adjusted for a control premium of 35% in 2009 and 25% in 2008 based on a review of premiums paid for companies similar in nature to our reporting units and then adjusted for any working capital requirement excess (deficit) to determine a final value under the market approach.

Changes in economic and operating conditions that occur after the annual impairment analysis or an interim impairment analysis, and that impact these assumptions, may result in a future goodwill impairment charge. Our annual goodwill impairment analysis as of December 31, 2008 indicated there was an impairment of goodwill in two of our reporting units, the Americas and Europe, primarily due to a decline in our market capitalization and recent market turmoil. Accordingly, we recorded a non-cash impairment charge in the fourth quarter of 2008 totaling $247.5 million. We estimated that the fair value of our Asia business segment exceeded its carrying amount by approximately 16% at the time our 2008 impairment test was performed. As of December 31, 2009, we had goodwill associated with our Asia business segment of approximately $37.9 million. We completed the annual impairment test during the fourth quarter of 2009 and determined that no impairment existed as of December 31, 2009. We estimated that the fair value of our Asia business segment exceeded its carrying amount by approximately 147% at the time our 2009 impairment test was performed. Circumstances that may lead to future impairment of goodwill include, but are not limited to, unforeseen decreases in future performance or industry demand, or the restructuring of our operations as a result of a change in our business strategy.

Stock-Based Compensation
We recognize stock-based compensation expense in our consolidated statements of income. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Option-pricing models require the input of subjective assumptions, including the expected life of the option and the expected stock price volatility. Judgment is also required in estimating the number of option awards that are expected to vest as a result of satisfaction of time-based vesting schedules. If actual results or future changes in estimates differ significantly from our current estimates, stock-based compensation could increase or decrease. See Note 1 to the Consolidated Financial Statements in Item 8 of this report.

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

	Year ended December 31,
	2009	2008	2007
Sales	100.0%	100.0%	100.0%
Cost of sales	93.0	93.2	93.2
Gross profit	7.0	6.8	6.8
Selling, general and administrative expenses	4.1	3.6	3.3
Restructuring charges and integration costs	0.4	0.1	0.4
Goodwill impairment	—	9.6	—
Income (loss) from operations	2.5	(6.4)	3.1
Other income, net	(0.0)	0.3	0.3
Income (loss) before income taxes	2.5	(6.1)	3.4
Income tax benefit (expense)	0.1	0.8	(0.3)
Net income (loss)	2.6%	(5.2)%	3.2%

Year Ended December 31, 2009 Compared With Year Ended December 31, 2008

Sales
Sales for the year ended December 31, 2009 decreased 19% to $2.1 billion compared to $2.6 billion in 2008 primarily as a result of the overall economic downturn that has been impacting businesses worldwide since mid 2008. The decline in sales has been broad based and impacted customers in three of the five industries that we serve when comparing 2009 to 2008. The following table sets forth the percentages of our sales by industry for 2009 and 2008.

	2009	2008
Computers and related products for business enterprises	39%	48%
Telecommunication equipment	23	18
Industrial control equipment	20	16
Medical devices	14	14
Testing and instrumentation products	4	4
	100%	100%

During the year ended December 31, 2009, sales to customers in the computers and related products for business enterprises industry, medical devices industry, and the testing and instrumentation products industry declined 33%, 24% and 17%, respectively, from 2008. Sales to our customers in the telecommunication equipment industry increased 3% from 2008 while sales to our customers in the industrial control equipment industry were essentially flat when comparing periods.

Sales to our customers in the computers and related products for business enterprises industry sector represented 39% of our sales in the 2009 compared to 48% of our sales in 2008. Sales to this industry sector decreased $0.4 billion from $1.2 billion in 2008 to $0.8 billion in 2009 due to reduced demand.
Our future sales are dependent on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on us. Adverse worldwide economic conditions have impacted our customers. See Note 10 to the Consolidated Financial Statements in Item 8 of this report.

A substantial percentage of our sales have been made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. Sales to our largest customer, Oneida Nation Electronics, Inc. (who supports one of our customers in the computers and related products for business enterprises industry), represented 14% of our sales during 2009.

Our international operations are subject to the risks of doing business abroad. These risks have not had a material adverse effect on our results of operations through December 31, 2009. However, we can make no assurances that there will not be an adverse impact in the future. See Item 1A for factors pertaining to our international sales and fluctuations in the exchange rates of foreign currency and for further discussion of potential adverse effects in operating results associated with the risks of doing business abroad. During 2009 and 2008, 47% and 48%, respectively, of our sales were from our international operations.

We had a backlog of approximately $1.2 billion at December 31, 2009, as compared to the 2008 year-end backlog of $1.6 billion. Backlog consists of purchase orders received, including, in some instances, forecast requirements released for production under customer contracts. Although we expect to fill substantially all of our backlog at December 31, 2009 during 2010, we do not have long-term agreements with all of our customers and customer orders can be canceled, changed or delayed by customers. The timely replacement of canceled, changed or delayed orders with orders from new customers cannot be assured, nor can there be any assurance that any of our current customers will continue to utilize our services. Because of these factors, backlog is not a meaningful indicator of future financial results.

Gross Profit
Gross profit decreased 17% to $146.6 million for 2009 from $175.9 million in 2008 primarily as a result of a decrease in sales. Gross profit as a percentage of sales increased to 7.0% in 2009 from 6.8% during 2008 primarily due to a better product mix, operating efficiencies and aggressive management of our costs. We experience fluctuations in gross profit from period to period. Different programs contribute different gross profits depending on factors such as the types of services involved, location of production, size of the program, complexity of the product, and level of material costs associated with the various products. Moreover, new programs can contribute relatively less to our gross profit in their early stages when manufacturing volumes are usually lower, resulting in inefficiencies and unabsorbed manufacturing overhead costs. In addition, a number of our new and higher volume programs remain subject to competitive constraints that could exert downward pressure on our margins. During periods of low production volume, we generally have idle capacity and reduced gross profit.

Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased 7% to $85.5 million in 2009 from $92.2 million in 2008. Selling, general and administrative expenses, as a percentage of sales, were 4.1% and 3.6%, respectively, for 2009 and 2008. The decrease in selling, general and administrative expenses is primarily due to reduced overhead resulting from cost controls and lower employee related expenses due to the overall lower sales volume when comparing the periods. The increase in selling, general and administrative expenses as a percentage of sales is also due to the impact of lower sales volumes during 2009.

Restructuring Charges
We recognized $8.3 million in restructuring charges during 2009 primarily related to capacity reduction in Europe and reductions in workforce in certain facilities worldwide.

The recognition of the restructuring charges requires that we make certain judgments and estimates regarding the nature, timing and amount of costs associated with planned exit activities. To the extent our actual results in exiting these facilities differ from our estimates and assumptions, we may be required to revise the estimates of future liabilities, requiring the recognition of additional restructuring charges or the reduction of liabilities already recognized. At the end of each reporting period, we evaluate the remaining accrued balances to ensure that no excess accruals are retained and the utilization of the provisions are for their intended purpose in accordance with developed exit plans. See Note 16 to the Consolidated Financial Statements in Item 8 of this report.

Income Tax Benefit
Income tax benefit of $2.0 million represented an effective tax rate of negative 3.8% for 2009, compared with income tax benefit $21.9 million at an effective tax rate of 13.9% for the same period in 2008. In the third quarter of 2008, we recorded a benefit related to a previously closed facility that generated a worthless stock deduction of $3.4 million, compared to $2.7 million recorded in the third quarter of 2009. In addition, in the third quarter of 2009, we recorded a tax benefit related to a revaluation loss in Mexico of $2.4 million and tax benefits totaling $1.9 million primarily related to intercompany pricing deductions. Excluding these tax benefits, the effective tax rate would have been 9.7% in 2009 compared to 11.7% in 2008. The decrease in the effective tax rate is primarily a function of the mix of tax rates in the various jurisdictions in which we do business, a shift in the proportion of consolidated taxable income earned in jurisdictions taxed at lower tax rates and a non deductible goodwill impairment recorded in 2008. See Note 9 to the Consolidated Financial Statements in Item 8 of this report.

Net Income (Loss)
We reported net income of approximately $53.9 million, or $0.83 per diluted share for 2009, compared with net loss of approximately $(135.6) million, or a loss per diluted share of $2.02 for 2008. The net increase of $189.5 million in 2009 was due to the factors discussed above.

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

Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased 5% to $90.4 million in 2008 from $94.8 million in 2007. Selling, general and administrative expenses, as a percentage of sales, were 3.5% and 3.3%, respectively, for 2008 and 2007. The decrease in selling, general and administrative expenses was primarily due to reduced overhead resulting from cost controls and lower variable compensation and employee related expenses. The increase in selling, general and administrative expenses as a percentage of sales was primarily associated with the impact of lower sales volumes in 2008.

Restructuring Charges and Integration Costs
We recognized $2.8 million in restructuring charges during 2008 primarily related to reductions in workforce in certain facilities around the globe. In 2007, we recognized $11.6 million in restructuring charges and integration costs related to reductions in workforce, the re-sizing and closure of certain facilities and the integration of the facilities acquired in the Merger.

Interest Expense
Interest expense for 2008 and 2007 was $1.5 million and $2.2 million, respectively. The decrease was due to the repayment of the debt assumed in the Merger. See Note 6 to the Consolidated Financial Statements in Item 8 of this report.

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

LIQUIDITY AND CAPITAL RESOURCES
We have historically financed our growth and operations through funds generated from operations, proceeds from the sale and maturity of our investments and funds borrowed under our credit facilities. Cash and cash equivalents increased to $421.2 million at December 31, 2009 from $359.7 million at December 31, 2008.

Cash provided by operating activities was $123.6 million in 2009. The cash provided by operations during 2009 consisted primarily of net income of $53.9 million adjusted for $39.8 million of depreciation and amortization, a $6.3 million decrease in accounts receivable, and a $36.5 million decrease in inventories offset by a $14.9 million decrease in accounts payable. Working capital was $859.1 million at December 31, 2009 and $813.9 million at December 31, 2008.

We are continuing the practice of purchasing components only after customer orders or forecasts are received, which mitigates, but does not eliminate, the risk of loss on inventories. Supplies of electronic components and other materials used in operations are subject to industry-wide shortages. In certain instances, suppliers may allocate available quantities to us. If shortages of these components and other material supplies used in operations occur, vendors may not ship the quantities we need for production and we may be forced to delay shipments, which would increase backorders. Decreases in order activity in the first half of 2009 for the major electronic component suppliers resulted in cutbacks of manufacturing capacity. When demand started to recover in the third quarter of 2009, the supply base initiated actions to expand manufacturing capacity back to current levels of demand. This resulted in the elongation of the lead time for certain components over the latter part of the third and fourth quarter of 2009.

Cash used in investing activities was $40.5 million for the year ended December 31, 2009 primarily due to the $11.3 million purchase of an intangible asset, the $10.6 million business acquisition of certain precision machining assets and capabilities and additional purchases of property, plant and equipment. Capital expenditures of $22.3 million were primarily concentrated in manufacturing production equipment in the Americas and Asia to support our ongoing business and to expand certain existing manufacturing operations.

Cash used in financing activities was $24.4 million for the year ended December 31, 2009. During the year ended December 31, 2009, share repurchases totaled $27.9 million and we received $3.6 million from the exercise of stock options. Principal payments of capital lease obligations were $0.3 million in 2009.

Under the terms of a credit agreement (the Credit Agreement), we have a $100.0 million five-year revolving credit facility for general corporate purposes with a maturity date of December 21, 2012. The Credit Agreement includes an accordion feature under which total commitments under the facility may be increased by an additional $100 million, subject to satisfaction of certain conditions. Interest on outstanding borrowings under the Credit Agreement is payable quarterly, at our option, at LIBOR plus 0.75% to 1.75% or a prime rate plus 0.00% to 0.25%, based upon our debt ratio as specified in the Credit Agreement. A commitment fee of 0.15% to 0.35% per annum (based upon our debt ratio) on the unused portion of the revolving credit line is payable quarterly in arrears. As of December 31, 2009, we had no borrowings outstanding under the Credit Agreement, $0.1 million in outstanding letters of credit and $99.9 million was available for future borrowings.

The Credit Agreement is secured by our domestic inventory and accounts receivable, 100% of the stock of our domestic subsidiaries, and 65% of the voting capital stock of each direct foreign subsidiary and substantially all of our and our domestic subsidiaries’ other tangible and intangible assets. The Credit Agreement contains customary financial covenants as to working capital, debt leverage, fixed charges, and consolidated net worth, and restricts our ability to incur additional debt, pay dividends, sell assets and to merge or consolidate with other persons. As of December 31, 2009, we were in compliance with all such covenants and restrictions.

Our Thailand subsidiary has a multi-purpose credit facility with Kasikornbank Public Company Limited (the Thai Credit Facility) that provides for approximately $10.5 million (350 million Thai baht) in working capital availability. The Thai Credit Facility is secured by land and buildings in Thailand. Availability of funds under the Thai Credit Facility is reviewed annually and is currently accessible through April 2010. As of December 31, 2009, our Thailand subsidiary had no working capital borrowings outstanding.

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

As of December 31, 2009, we had cash and cash equivalents totaling $421.2 million and $99.9 million available for borrowings under our revolving credit line. We believe that during the next twelve months, our capital expenditures will be approximately $35 to $45 million, principally for machinery and equipment to support our ongoing business around the globe. On July 24, 2008, our Board of Directors approved the repurchase of up to $100 million of our outstanding common shares (the 2008 Repurchase Program). As of December 31, 2009, we have $50.3 million remaining under the 2008 Repurchase Program to repurchase additional shares. We are under no commitment or obligation to repurchase any particular amount of common shares. Management believes that our existing cash balances and funds generated from operations will be sufficient to permit us to meet our liquidity requirements over the next twelve months. Management further believes that our ongoing cash flows from operations and any borrowings we may incur under our credit facilities will enable us to meet operating cash requirements in future years. Should we desire to consummate significant acquisition opportunities, our capital needs would increase and could possibly result in our need to increase available borrowings under our revolving credit facility or access public or private debt and equity markets. There can be no assurance, however, that we would be successful in raising additional debt or equity on terms that we would consider acceptable.

CONTRACTUAL OBLIGATIONS

We have certain contractual obligations that extend out beyond 2010 under lease obligations and debt arrangements. Non-cancelable purchase commitments do not typically extend beyond the normal lead-time of several weeks. Purchase orders beyond this time frame are typically cancelable. We do not utilize off-balance sheet financing techniques other than traditional operating leases and we have not guaranteed the obligations of any entity that is not one of our wholly owned subsidiaries. The total contractual cash obligations in existence at December 31, 2009 due pursuant to contractual commitments are:

		Payments due by period
		Less than	1-3	3-5	More than
(in thousands)	Total	1 year	years	years	5 years
Operating lease obligations	$47,309	$12,210	$19,333	$8,622	$7,144
Capital lease obligations	21,928	1,469	3,019	3,131	14,309
Total obligations	$69,237	$13,679	$22,352	$11,753	$21,453

The amount of unrecognized tax benefits as of December 31, 2009 including interest and penalties was $19.7 million. We have not provided a detailed estimate of the timing of future cash outflows associated with the liabilities recognized in this balance due to the uncertainty of when the related tax settlements will become due. See Note 9 to the Consolidated Financial Statements in Item 8 of this report.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2009, we did not have any significant off-balance sheet arrangements. See Note 11 to the Consolidated Financial Statements in Item 8 of this report.

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

We do not use derivative financial instruments for speculative purposes. As of December 31, 2009, we did not have any foreign currency hedges. In the future, significant transactions involving our international operations may cause us to consider engaging in hedging transactions to attempt to mitigate our exposure to fluctuations in foreign exchange rates. These exposures are primarily, but not limited to, vendor payments and intercompany balances in currencies other than the currency in which our foreign operations primarily generate and expend cash. Our international operations in some instances operate in a natural hedge because both operating expenses and a portion of sales are denominated in local currency. Our sales are substantially denominated in U.S. dollars. Our foreign currency cash flows are generated in certain Asian and European countries, Mexico and Brazil.

We are also exposed to market risk for changes in interest rates, a portion of which relates to our invested cash balances. We do not use derivative financial instruments in our investing activities. We place cash and cash equivalents and investments with various major financial institutions. We protect our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by generally investing in investment grade securities. As of December 31, 2009, the outstanding amount in the long-term investment portfolio included $50.1 million (par value) of auction rate securities with an average return of approximately 0.45%.

Item 8.  Financial Statements and Supplementary Data

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
	December 31,
(in thousands, except for par value)	2009	2008
Assets
Current assets:
Cash and cash equivalents	$421,243	$359,694
Accounts receivable, net of allowance for doubtful accounts of $417
and $1,072, respectively	417,268	422,058
Inventories, net	315,743	343,163
Prepaid expenses and other assets	31,034	28,308
Income taxes receivable	3,526	—
Deferred income taxes	9,861	2,184
Total current assets	1,198,675	1,155,407
Long-term investments	45,686	48,162
Property, plant and equipment, net	126,250	134,618
Goodwill, net	37,912	37,912
Deferred income taxes	17,713	24,317
Other, net	39,484	32,624
	$1,465,720	$1,433,040
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of capital lease obligations	$300	$256
Accounts payable	275,900	288,045
Income taxes payable	6,464	3,745
Accrued liabilities	56,916	49,485
Total current liabilities	339,580	341,531
Capital lease obligations, less current installments	11,381	11,683
Other long-term liabilities	23,856	29,252
Shareholders’ equity:
Preferred shares, $0.10 par value; 5,000 shares authorized, none issued	—	—
Common shares, $0.10 par value; 145,000 shares authorized;
issued – 64,208 and 65,337, respectively;
outstanding – 64,097 and 65,226 respectively	6,410	6,523
Additional paid-in capital	732,956	741,813
Retained earnings	356,802	312,695
Accumulated other comprehensive loss	(4,993)	(10,185)
Less treasury shares, at cost; 111 shares	(272)	(272)
Total shareholders’ equity	1,090,903	1,050,574
Commitments and contingencies
	$1,465,720	$1,433,040

See accompanying notes to consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Consolidated Statements of Income (Loss)

	Year ended December 31,
(in thousands, except per share data)	2009	2008	2007
Sales	$2,089,253	$2,590,167	$2,915,919
Cost of sales	1,942,674	2,414,231	2,717,425
Gross profit	146,579	175,936	198,494
Selling, general and administrative expenses	85,500	92,154	96,614
Restructuring charges and integration costs	8,264	2,780	11,581
Goodwill impairment	—	247,482	—
Income (loss) from operations	52,815	(166,480)	90,299
Interest expense	(1,399)	(1,455)	(2,183)
Interest income	2,210	8,675	11,217
Other income (expense)	(1,705)	1,772	693
Income (loss) before income taxes	51,921	(157,488)	100,026
Income tax benefit (expense)	1,974	21,856	(7,670)
Net income (loss)	$53,895	$(135,632)	$92,356
Earnings (loss) per share:
Basic	$0.83	$(2.02)	$1.28
Diluted	$0.83	$(2.02)	$1.27
Weighted-average number of shares outstanding:
Basic	64,758	67,060	72,061
Diluted	65,116	67,060	72,829

See accompanying notes to consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)

	Year ended December 31,
(in thousands)	2009	2008	2007
Net income (loss)	$53,895	$(135,632)	$92,356
Other comprehensive income (loss):
Foreign currency translation adjustments	4,393	(6,462)	8,019
Unrealized gain (loss) on investments, net of tax	924	(5,313)	—
Other	(125)	(26)	76
Comprehensive income (loss)	$59,087	$(147,433)	$100,451

The components of accumulated other comprehensive loss are as follows:

	December 31,
(in thousands)	2009	2008
Foreign currency translation losses	$(453)	$(4,846)
Unrealized loss on investments, net of tax	(4,389)	(5,313)
Other	(151)	(26)
	$(4,993)	$(10,185)

See accompanying notes to consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity

(in thousands)	Shares	Common Shares	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury shares	Total shareholders’ equity
Balances, December 31, 2006	64,751	$6,475	$587,522	$392,213	$(6,479)	$(272)	$979,459
Adjustment from adoption of
new income tax standard	—	—	—	19,335	—	—	19,335
Stock-based compensation expense	—	—	4,454	—	—	—	4,454
Merger	7,302	730	215,240	—	—	—	215,970
Conversion of debt	351	35	4,965	—	—	—	5,000
Shares repurchased and retired	(2,602)	(260)	(27,991)	(24,718)	—	—	(52,969)
Stock options exercised	774	78	9,134	—	—	—	9,212
Federal tax benefit of
stock options exercised	—	—	2,455	—	—	—	2,455
Comprehensive income	—	—	—	92,356	8,095	—	100,451
Balances, December 31, 2007	70,576	7,058	795,779	479,186	1,616	(272)	1,283,367
Stock-based compensation expense	—	—	4,732	—	—	—	4,732
Shares repurchased and retired	(5,802)	(580)	(62,394)	(30,859)	—	—	(93,833)
Stock options exercised	312	31	2,902	—	—	—	2,933
Issuance of restricted shares	140	14	(14)	—	—	—	—
Federal tax benefit of
stock options exercised	—	—	808	—	—	—	808
Comprehensive loss	—	—	—	(135,632)	(11,801)	—	(147,433)
Balances, December 31, 2008	65,226	6,523	741,813	312,695	(10,185)	(272)	1,050,574
Stock-based compensation expense	—	—	5,356	—	—	—	5,356
Shares repurchased and retired	(1,672)	(167)	(17,964)	(9,788)	—	—	(27,919)
Stock options exercised	366	36	3,566	—	—	—	3,602
Issuance of restricted shares	150	15	(15)	—	—	—	—
Warrants exercised	27	3	200	—	—	—	203
Comprehensive income	—	—	—	53,895	5,192	—	59,087
Balances, December 31, 2009	64,097	$6,410	$732,956	$356,802	$(4,993)	$(272)	$1,090,903

See accompanying notes to consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$53,895	$(135,632)	$92,356
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	39,807	40,668	43,132
Deferred income taxes	(1,073)	(26,502)	6,154
Asset impairments	236	247,482	1,453
Gain on the sale of property, plant and equipment	(9)	(70)	(409)
Stock-based compensation expense	5,356	4,732	4,454
Excess tax benefit of stock options exercised	—	(602)	(1,659)
Changes in operating assets and liabilities, net of effects
from business acquisitions:
Accounts receivable	6,346	61,296	111,613
Inventories	36,515	15,985	134,781
Prepaid expenses and other assets	(222)	33,718	23,512
Accounts payable	(14,922)	(70,160)	(109,250)
Accrued liabilities	3,744	(7,529)	(23,906)
Income taxes	(6,103)	83	(142)
Net cash provided by operations	123,570	163,469	282,089
Cash flows from investing activities:
Purchases of investments	—	(162,709)	(551,050)
Proceeds from sales and maturities of investments	3,400	292,050	468,685
Additions to property, plant and equipment	(22,291)	(35,873)	(17,003)
Proceeds from the sale of property, plant and equipment	315	291	2,056
Additions to purchased software	(105)	(271)	(3,569)
Purchase of intangible asset	(11,300)	—	—
Net cash acquired (used) in business acquisitions	(10,552)	—	3,415
Other	—	—	400
Net cash provided by (used in) investing activities	(40,533)	93,488	(97,066)
Cash flows from financing activities:
Proceeds from stock options exercised	3,602	2,933	9,212
Excess tax benefit of stock options exercised	—	602	1,659
Debt issuance cost	—	(234)	(228)
Principal payments on long-term debt and capital lease obligations	(254)	(621)	(88,910)
Proceeds from long-term debt	—	—	16,760
Share repurchases	(27,919)	(93,833)	(52,969)
Proceeds from exercise of warrants	203	—	—
Net cash used in financing activities	(24,368)	(91,153)	(114,476)
Effect of exchange rate changes	2,880	(5,308)	4,779
Net increase in cash and cash equivalents	61,549	160,496	75,326
Cash and cash equivalents at beginning of year	359,694	199,198	123,872
Cash and cash equivalents at end of year	$421,243	$359,694	$199,198

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
(amounts in thousands, except per share data, unless otherwise noted)

Note 1—Summary of Significant Accounting Policies

(a) Business
Benchmark Electronics, Inc. (the Company) is a Texas corporation that provides world-wide integrated electronic manufacturing services. The Company provides services to original equipment manufacturers (OEMs) of computers and related products for business enterprises, medical devices, industrial control equipment, testing and instrumentation products and telecommunication equipment. The Company has manufacturing operations located in the Americas, Asia and Europe.

(b) Principles of Consolidation
The consolidated financial statements include the financial statements of Benchmark Electronics, Inc. and its wholly owned and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(c) Cash and Cash Equivalents
The Company considers all highly liquid debt instruments with an original maturity at the date of purchase of three months or less to be cash equivalents. Cash equivalents of $360.5 million and $209.6 million at December 31, 2009 and 2008, respectively, consist primarily of money-market funds, certificates of deposit, time deposits, commercial paper and U.S. Government backed Agency securities with an initial term of less than three months.

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

As of December 31, 2009, $50.1 million (par value) of long-term investments were recorded at fair value. The long-term investments consist of auction rate securities, primarily secured by guaranteed student loans backed by a U.S. government agency, and are classified as available-for-sale. These investments are of a high credit quality with primarily AAA type credit ratings because of the government agency guarantee and other insurance. Auction rate securities are adjustable rate debt instruments whose interest rates were intended to reset every 7 to 35 days through an auction process. Overall changes in the global credit and capital markets led to failed auctions for these securities beginning in early 2008. These failed auctions, in addition to overall global economic conditions, impacted the liquidity of these investments and resulted in our continuing to hold these securities beyond their typical auction reset dates. The market for these types of securities remains illiquid as of December 31, 2009. These securities are classified as long-term investments due to the contractual maturity of the securities being over ten years.

These long-term investments were valued using Level 3 inputs as of December 31, 2009, as the assets were subject to valuation using significant unobservable inputs. The Company estimated the fair value of each security with the assistance of an independent valuation firm using a discounted cash flow model to calculate the present value of projected cash flows based on a number of inputs and assumptions including the security structure and terms, the current market conditions and the related impact on the expected weighted average life, interest rate estimates and default risk of the securities.

As of December 31, 2009, the Company has recorded an unrealized loss of $4.4 million on the long-term investments based upon this valuation. This unrealized loss reduced the fair value of the Company’s auction rate securities as of December 31, 2009 to $45.7 million. These investments have been in an unrealized loss position for greater than 12 months. During the year ended December 31, 2008, the Company recorded an unrealized loss of $5.3 million on the long-term investments.

The Company conducts periodic reviews to identify and evaluate each investment that has an unrealized loss. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Due to the unrealized losses on the auction rate securities held, the Company has assessed whether the calculated impairment is other-than-temporary. In performing this assessment, even though the Company has no intention to sell the securities before the amortized cost basis is recovered and believes it is more-likely-than-not it will not be required to sell the securities prior to recovery, the Company has performed additional analyses to determine if a portion of the unrealized loss is considered a credit loss. A credit loss would be identified as the amount of the principal cash flows not expected to be received over the remaining term of the security as projected using the Company’s best estimates. The Company has assessed each security for credit impairment, taking into account factors such as (i) the length of time and the extent to which fair value has been below cost; (ii) activity in the market of the issuer which may indicate adverse credit conditions; (iii) the payment structure of the security; and (iv) the failure of the issuer of the security to make scheduled payments. The Company used an independent valuation firm to assist in making these assessments.

Based on these assessments, the Company has determined that there is no credit loss associated with its auction rate securities as of December 31, 2009, as shown by the cash flows expected to be received over the remaining life of the securities.

The following table provides a reconciliation of the beginning and ending balance of our auction rate securities classified as long-term investments measured at fair value using significant unobservable inputs (Level 3 inputs):

	2009	2008
Balance as of January 1	$48,162	$—
Transfers into Level 3	—	55,484
Net unrealized gains (losses) included in other comprehensive income (loss)	924	(2,397)
Redemptions of investments	(3,400)	(4,925)
Balance as of December 31	$45,686	$48,162
Unrealized losses still held	$4,389	$5,313

The cumulative unrealized loss is included as a component of accumulated other comprehensive loss within shareholders’ equity in the accompanying consolidated balance sheet. As of December 31, 2009, there were no long-term investments measured at fair value using Level 1 or Level 2 inputs. The Company’s investments had no impairments as of December 31, 2007. All income generated from these investments is recorded as interest income.

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

(g) Goodwill and Other Intangible Assets
Goodwill represents the excess of purchase price over fair value of net assets acquired. Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values.

(h) Other Assets
Other assets consist primarily of acquired identifiable intangible assets, capitalized purchased software costs, and assets held for sale. Identifiable intangible assets as of December 31, 2009 and 2008 were as follows:
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Customer relationships	$17,944	$(5,432)	$12,512
Technology licenses	11,300	(1,698)	9,602
Other	868	(70)	798
Other intangible assets, December 31, 2009	$30,112	$(7,200)	$22,912

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Customer relationships	$17,933	$(3,624)	$14,309
Other	868	(47)	821
Other intangible assets, December 31, 2008	$18,801	$(3,671)	$15,130

Customer relationships are being amortized on a straight-line basis over a period of ten years. In March 2009, the Company acquired certain technology licenses for $11.3 million. Technology licenses are being amortized over their estimated useful lives in proportion to the economic benefits consumed. Amortization of other intangible assets for the years ended December 31, 2009, 2008 and 2007 was $3.5 million, $1.8 million and $1.8 million, respectively.

The estimated future amortization expense of other intangible assets for each of the next five years is as follows:

Year ending December 31,	Amount
2010	$4,448
2011	4,391
2012	4,391
2013	3,618
2014	1,812

During 2009, 2008 and 2007, $0.1 million, $0.3 million and $3.6 million, respectively, of purchased software costs were capitalized. As of December 31, 2009 and 2008, purchase software, net of accumulated amortization totaled $4.0 million and $5.9 million, respectively. The accumulated amortization of purchased software costs at December 31, 2009 and 2008 was $21.3 million and $19.4 million, respectively. Capitalized purchase software costs are amortized straight-line over the estimated useful life of the related software, which ranges from 3 to 7 years.

As of December 31, 2009 and 2008, the Company had an asset held for sale in other assets with a net book value of $8.2 million. This asset is a manufacturing facility in Tianjin, China acquired in an acquisition (see Note 2) and is available for immediate sale. During 2008, the Company committed to a plan to divest its Tianjin facility.

(i) Impairment of Long-Lived Assets
Long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. Assets to be disposed of would be separately disclosed and reported at the lower of the carrying amount or estimated fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be disclosed separately in the appropriate asset and liability sections of the balance sheet.

Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The impairment determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit, which the Company has determined to be consistent with its operating segments as defined in Note 13 – “Segment and Geographic Information,” and compares it to its carrying amount. The fair value of our reporting units is determined based on a weighting of both projected discounted future results and comparative market multiples. The projected discounted future results (discounted cash flow approach) is based on assumptions that are consistent with the Company’s estimates of future growth and the strategic plan used to manage the underlying business. Factors requiring significant judgment include assumptions related to future growth rates, discount factors, and tax rates, amongst other considerations. Second, if the carrying amount of a reporting unit exceeds its estimated fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. This impairment analysis is based on significant assumptions of future results made by management, including revenue and cash flow projections. Circumstances that may lead to impairment of goodwill include unforeseen decreases in future performance or industry demand and the restructuring of our operations as a result of a change in our business strategy.

The Company completed the annual impairment test during the fourth quarter of 2009 and 2007 and determined that no goodwill impairment existed as of the date of the impairment test. In the fourth quarter of 2008, the Company’s annual goodwill impairment analysis indicated there was an impairment of goodwill in two of its reporting units, the Americas and Europe, primarily due to a decline in the Company’s market capitalization and market turmoil. Accordingly, the Company recorded a non-cash impairment charge in the fourth quarter of 2008 totaling $247.5 million. See Note 5.

(j) Earnings Per Share
Basic earnings per share is computed using the weighted-average number of shares outstanding. Diluted earnings per share is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding stock equivalents during the years ended December 31, 2009, 2008 and 2007. Stock equivalents include common shares issuable upon the exercise of stock options and other equity instruments, and are computed using the treasury stock method. Under the treasury stock method, the exercise price of a share, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of estimated tax benefits that would be recorded in paid-in-capital, if any, when the share is exercised are assumed to be used to repurchase shares in the current period.

The following table sets forth the calculation of basic and diluted earnings per share.

	Year ended December 31,
	2009	2008	2007
Numerator for basic earnings per share – net income (loss)	$53,895	$(135,632)	$92,356
Interest expense on convertible debt, net of tax	—	—	147
Numerator for diluted earnings per share	$53,895	$(135,632)	$92,503
Denominator for basic earnings per share – weighted-
average number of common shares outstanding
during the period	64,758	67,060	72,061
Incremental common shares attributable to exercise
of outstanding dilutive options	303	—	593
Incremental common shares attributable to outstanding
restricted shares and phantom stock	45	—	—
Incremental common shares attributable
to exercise of warrants	10	—	133
Incremental common shares attributable to
conversion of 6.5% convertible debt	—	—	42
Denominator for diluted earnings per share	65,116	67,060	72,829
Basic earnings (loss) per share	$0.83	$(2.02)	$1.28
Diluted earnings (loss) per share	$0.83	$(2.02)	$1.27

Options to purchase 4.1 million and 3.0 million common shares in 2009 and 2007, respectively, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares. In 2008, all outstanding options, warrants, restricted shares and phantom stock awards are not included in the computation of diluted loss per share because the Company was in a net loss position.

(k) Revenue Recognition
Revenue is primarily derived from the sale of circuit boards and systems. Revenue from the sale of circuit board assemblies, systems and excess inventory is recognized when title and risk of ownership have passed, the price to the buyer is fixed and determinable and recoverability is reasonably assured, which generally is when the goods are shipped. To a lesser extent, the Company also derives revenue from non-manufacturing services, such as product design, circuit board layout, and test development. Revenue from design, development and engineering services is recognized when the services are performed and collectibility is reasonably certain. Such services provided under fixed price contracts are accounted for using the percentage of completion method. Costs related to these services are expensed as incurred. The Company assumes no significant obligations after shipment as the Company typically warrants workmanship only. Based on historical experience, the warranty provision is immaterial.

(l) Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records a valuation allowance to reduce its deferred tax assets to the amounts that is more likely than not to be realized. The Company has considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in assessing the need for the valuation allowance.

(m) Stock-Based Compensation
The Company’s stock awards plan permits the grant of a variety of types of awards, including stock options, restricted stock awards, stock appreciation rights, performance awards, and phantom stock awards, or any combination thereof, to key employees of the Company. Stock options are granted to employees with an exercise price equal to the market price of the Company’s stock on the date of grant, vest over a four-year period from the date of grant and have a term of ten years. Restricted shares and phantom stock awards granted to employees vest over a four-year period from the date of grant, subject to the continued employment of the employee by the Company. Members of the Board of Directors of the Company who are not employees of the Company participate in a separate stock option plan that provides for the granting of stock options upon the occurrence of the non-employee director’s election or re-election to the Board of Directors. All awards under the non-employee director stock option plan are fully vested upon the date of grant and have a term of ten years. See Note 8.

All share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on their fair values. The total compensation cost recognized for stock-based awards was $5.4 million, $4.7 million and $4.5 million for 2009, 2008 and 2007. The compensation expense for stock-based awards includes an estimate for forfeitures and is recognized over the vesting period of the options using the straight-line method. Cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards (excess tax benefits) are classified as cash flows from financing activities. Awards of restricted shares and phantom stock are valued at the closing market price of the Company’s stock on the date of grant.

As of December 31, 2009, there was approximately $8.6 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 2.3 years. As of December 31, 2009, there was $4.1 million of total unrecognized compensation cost related to restricted share awards. That cost is expected to be recognized over a weighted-average period of 3.4 years. As of December 31, 2009, there was $1.2 million of total unrecognized compensation cost related to phantom stock awards. That cost is expected to be recognized over a weighted-average period of 3.5 years.

During the years ended December 31, 2009, 2008 and 2007, the Company issued 0.6 million, 0.8 million and 0.8 million options, respectively. In connection with the Merger, all outstanding Pemstar options were converted into 369 thousand options of the Company at the 0.160 exchange ratio on January 8, 2007. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions used to value the option grants and the options converted from Pemstar during the years ended December 31, 2009, 2008 and 2007 were as follows:

	Year ended December 31,
	2009	2008	2007
Stock Options
Expected term of options	5.7 years	4.8 years	3.8 years
Expected volatility	41%	40%	32%
Risk-free interest rate	2.51%	1.91%	3.82%
Dividend yield	zero	zero	zero

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

The weighted-average fair value per option granted during the years ended December 31, 2009, 2008 and 2007 was $7.58, $4.75 and $6.94, respectively. The total cash received as a result of stock option exercises for year ended December 31, 2009, 2008 and 2007 was approximately $3.6 million, $2.9 million and $9.2 million, respectively. The tax benefit realized as a result of the stock option exercises during 2008 and 2007 was $0.8 million and $2.5 million, respectively. For the year ended December 31, 2009, 2008 and 2007, the total intrinsic value of stock options exercised was $2.6 million, $2.4 million and $8.0 million, respectively.

(n) Use of Estimates
Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in accordance with generally accepted accounting principles. Actual results could differ from those estimates.

(o) Fair Values of Financial Instruments
The Company’s financial instruments consist of cash equivalents, accounts receivable, accrued liabilities, accounts payable and capital lease obligations. The Company believes that the carrying value of these instruments approximate their fair value. As of December 31, 2009, the Company’s long-term investments are recorded at fair value. See Note 11.

(p) Foreign Currency
For foreign subsidiaries using the local currency as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expenses are translated at average exchange rates. The effects of these translation adjustments are reported in other comprehensive income. Exchange losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in other expense and totaled approximately $1.9 million, $1.9 million and $0.2 million in 2009, 2008 and 2007, respectively.

(q) Recently Enacted Accounting Principles
In October 2009, the Financial Accounting Standards Board (FASB) issued amendments to the accounting and disclosure for revenue recognition. These amendments, effective for fiscal years beginning on or after June 15, 2010 (early adoption is permitted), modify the criteria for recognizing revenue in multiple element arrangements. The Company is currently assessing the impact of these amendments on its consolidated financial position and results of operations.

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

In August 2009, the FASB issued guidance on the measurement of liabilities at fair value. The guidance provides clarification that in circumstances in which a quoted market price in an active market for an identical liability is not available, an entity is required to measure fair value using a valuation technique that uses the quoted price of an identical liability when traded as an asset or, if unavailable, quoted prices for similar liabilities or similar assets when traded as assets. If none of this information is available, an entity should use a valuation technique in accordance with existing fair valuation principles. The implementation of this guidance on October 1, 2009 did not have an impact on the Company’s consolidated financial position and results of operations.

In June 2009, the FASB issued the FASB Accounting Standards Codification (the Codification). The Codification became the single source of authoritative, nongovernmental Generally Accepted Accounting Principles (GAAP), except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. The Codification is effective for interim and annual periods ending after September 15, 2009. The adoption of the Codification on September 30, 2009 did not have an impact on the Company’s consolidated financial statements.

The Company has determined that all other recently issued accounting standards will not have a material impact on its consolidated financial position, results of operations and cash flows, or do not apply to its operations.

(r) Correction of an Immaterial Error
The 2008 and 2007 consolidated financial statements presented herein reflect the correction of an immaterial error related to income taxes. The correction is due to a deferred income tax liability that originated prior to 2004. The 2008 and 2007 correction resulted in a $5.9 million decrease in current deferred income taxes and an associated adjustment to decrease retained earnings by $5.9 million.

(s) Reclassifications
Certain reclassifications of prior period amounts have been made to conform to the current year presentation.

Note 2—Business Acquisitions
Effective January 8, 2007, the Company acquired Pemstar Inc. (Pemstar), a publicly traded electronics manufacturing services (EMS) company headquartered in Rochester, Minnesota (the Merger). Pursuant to the Agreement and Plan of Merger between the Company and Pemstar dated October 16, 2006 (the Merger Agreement), each issued and outstanding share of common stock, par value $0.01 per share, of Pemstar was converted into the right to receive 0.160 of a common share, par value $0.10 per share, of the Company. With the closing of the Merger, Pemstar became a wholly owned subsidiary of the Company. This acquisition expanded the Company’s customer base and deepened its engineering and systems integration capabilities.

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

As a direct result of the Merger, the Company assumed approximately $89.4 million of indebtedness, including $5.0 million in convertible senior subordinated notes. The Company reduced the assumed debt by $72.2 million in 2007. The convertible senior subordinated notes matured on May 1, 2007 and were converted into 0.4 million common shares at the request of the noteholders. Prior to the Merger, the Company had no outstanding debt.

The Company accounted for the Merger utilizing the purchase method of accounting. Therefore, the results of operations of the Pemstar operations since January 8, 2007 have been included in the accompanying consolidated statement of income. The allocation of the net purchase price of the Merger resulted in goodwill of $165.9 million.

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

During the three months ended June 30, 2009, the Company completed an immaterial business acquisition of certain precision machining assets and capabilities for $10.6 million. The Company expensed $0.1 million in acquisition costs related to this acquisition.

Note 3—Inventories
Inventory costs are summarized as follows:

	December 31,
	2009	2008
Raw materials	$237,294	$254,170
Work in process	54,197	56,486
Finished goods	24,252	32,507
	$315,743	$343,163

Note 4—Property, Plant and Equipment
Property, plant and equipment consists of the following:
	December 31,
	2009	2008
Land	$6,172	$6,172
Buildings and building improvements	65,258	63,839
Machinery and equipment	309,976	297,672
Furniture and fixtures	7,082	6,684
Vehicles	668	802
Leasehold improvements	17,059	15,328
Construction in progress	142	1,620
	406,357	392,117
Less accumulated depreciation	(280,107)	(257,499)
	$126,250	$134,618

Note 5—Goodwill
Goodwill associated with each of the Company’s business segments and changes in those amounts in 2007, 2008 and 2009 were as follows:

	Americas	Asia	Europe	Total
Goodwill, December 31, 2006	$106,931	$6,068	$—	$112,999
Acquisitions	119,138	31,844	19,691	170,673
Currency translation adjustment	53	—	—	53
Goodwill, December 31, 2007	226,122	37,912	19,691	283,725
Impairment charge	(227,791)	—	(19,691)	(247,482)
Currency translation adjustment	1,669	—	—	1,669
Goodwill, December 31, 2008 and 2009	$—	$37,912	$—	$37,912

See Note 2 for a discussion of the acquisitions completed during 2007.

Note 6—Borrowing Facilities

Capital lease obligations outstanding consist of the following:

	December 31,
	2009	2008
Capital lease obligations	$11,681	$11,939
Less current installments	300	256
Capital lease obligations, less current installments	$11,381	$11,683

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

Interest on outstanding borrowings under the Credit Agreement is payable quarterly, at the Company’s option, at either LIBOR plus 0.75% to 1.75% or a prime rate plus 0.00% to 0.25%, based upon the Company’s debt ratio as specified in the Credit Agreement. A commitment fee of 0.15% to 0.35% per annum (based upon the Company’s debt ratio) on the unused portion of the revolving credit line is payable quarterly in arrears. As of December 31, 2009, the Company had no borrowings outstanding under the Credit Agreement, $0.1 million in outstanding letters of credit and $99.9 million was available for future borrowings.

The Credit Agreement is secured by the Company’s domestic inventory and accounts receivable, 100% of the stock of the Company’s domestic subsidiaries, 65% of the voting capital stock of each direct foreign subsidiary and substantially all of the other tangible and intangible assets of the Company and its domestic subsidiaries. The Credit Agreement contains customary financial covenants as to working capital, debt leverage, fixed charges, and consolidated net worth, and restricts the ability of the Company to incur additional debt, pay dividends, sell assets, and to merge or consolidate with other persons. As of December 31, 2009, the Company was in compliance with all such covenants and restrictions.

The Company’s Thailand subsidiary has a multi-purpose credit facility with Kasikornbank Public Company Limited (the Thai Credit Facility) that provides for approximately $10.5 million (350 million Thai baht) in working capital availability. The Thai Credit Facility is secured by land and buildings in Thailand. Availability of funds under the Thai Credit Facility is reviewed annually and is currently accessible through April 2010. As of December 31, 2009, the Company’s Thailand subsidiary had no working capital borrowings outstanding.

The aggregate principal maturities of capital lease obligations for each of the five years subsequent to December 31, 2009 are as follows: 2010, $0.3 million; 2011, $0.4 million; 2012, $0.4 million; 2013, $0.5 million; and 2014, $0.6 million.

Note 7—Commitments
The Company leases certain manufacturing equipment, office equipment, vehicles and office, warehouse and manufacturing facilities under operating leases. Some of the leases provide for escalation of the lease payments as maintenance costs and taxes increase. The leases expire at various times through 2016. Leases for office space and manufacturing facilities generally contain renewal options. Rental expense for the years ended December 31, 2009, 2008 and 2007 was $10.6 million, $10.9 million and $12.3 million, respectively.

The Company is obligated under capital leases, assumed in the Merger, that expire on various dates through 2023. As of December 31, 2009, property, plant and equipment include the following amounts under capital leases:

Buildings and building improvements	$12,207
Vehicles	28
12,235
Less accumulated depreciation	(2,270)
$9,965

Future minimum lease payments under noncancelable operating leases and future minimum capital lease payments are as follows:
	Capital	Operating
Year ending December 31,	Leases	Leases
2010	$1,469	$12,210
2011	1,499	9,757
2012	1,520	9,576
2013	1,550	4,624
2014	1,581	3,998
Thereafter	14,309	7,144
Total minimum lease payments	$21,928	$47,309
Less: amount representing interest	10,247
Present value of minimum lease payments	11,681
Less: current installments	300
Capital lease obligations, less current installments	$11,381

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

Note 8—Common Shares and Stock Option Plans
On July 24, 2008, the Company completed the repurchase of 6.8 million of its common shares under the $125 million share repurchase program approved by the Board of Directors on July 25, 2007. On July 24, 2008, the Board of Directors of the Company approved the additional repurchase of up to $100 million of the Company’s outstanding common shares. Share purchases may be made in the open market, in privately negotiated transactions or block transactions, at the discretion of the Company’s management and as market conditions warrant. Purchases will be funded from available cash and may be commenced, suspended or discontinued at any time without prior notice. Shares repurchased under the program will be retired. During 2009, the Company repurchased a total of 1.7 million common shares for $27.9 million at an average price of $16.67 per share. During 2008, the Company repurchased a total of 5.8 million common shares for $93.8 million at an average price of $16.14 per share. During the period from July 25, 2007 to December 31, 2007, the Company repurchased a total of 2.6 million common shares for $53.0 million at an average price of $20.33 per share.

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

The 2000 Plan provides for the discretionary granting by the Company of incentive stock options as well as non-qualified stock options. Incentive stock options may only be granted to employees of the Company or its subsidiaries. The exercise price of any incentive stock option must not be less than the fair market value of the common shares on the date of grant. The exercise price of any incentive stock option granted to 10% shareholders (employees who possess more than 10% of the total combined voting power of all classes of shares of the Company) must be at least 110% of the fair market value of the common shares at the time such option is granted. The stock options will terminate 5 years after the grant date for 10% shareholders and 10 years after the date of grant for all other optionees. Options granted under the 2000 Plan vest over 4 years, subject to the continued employment of the employee by the Company. Restricted shares and phantom stock awards granted to employees vest over a four-year period from the date of grant, subject to the continued employment of the employee by the Company. As of December 31, 2009, the Company has 5.5 million equity awards outstanding with respect to common shares under the 2000 Plan. The 2000 Plan expired on February 16, 2010 and no additional grants may be made under that plan.

In December of 1994, the Board of Directors of the Company adopted the Benchmark Electronics, Inc. 1994 Stock Option Plan for Non-Employee Directors (the 1994 Plan) for the benefit of members of the Board of Directors of the Company or its affiliates who were not employees of the Company or its affiliates (as defined in the 1994 Plan). The aggregate number of common shares for which options may be granted under the 1994 Plan was 450 thousand. Under the terms of the 1994 Plan, as amended, each member of the Board of Directors of the Company or its affiliates who was not an employee of the Company or any of its affiliates on the date of the grant (a Non-Employee Director) received a grant of an option to purchase 13.5 thousand common shares of the Company upon the date of his election or re-election to the Board of Directors. The 1994 Plan was replaced in 2002, and no additional grants may be made under that plan. As of December 31, 2009, the Company has outstanding options with respect to 27.0 thousand common shares under the 1994 Plan.

In May 2002, the shareholders of the Company adopted the Benchmark Electronics, Inc. 2002 Stock Option Plan for Non-Employee Directors (the 2002 Plan). The 2002 Plan replaced the 1994 Plan. The 2002 Plan, as amended, provides for the granting of a stock option to purchase up to 15.75 thousand common shares upon the occurrence of the non-employee director’s election or re-election to the Board. The maximum number of common shares for which options may be granted under the 2002 Plan is 675 thousand. No awards may be granted under the 2002 Plan after the expiration of ten years from February 26, 2002, the date of its adoption by the Board of Directors. The 2002 Plan remains in effect as to awards made prior to the expiration of ten years until such awards have been satisfied or have expired. All awards under the 2002 Plan are fully vested upon the date of grant. The exercise price per common share of options granted under the 2002 Plan will be the fair market value of a common share on the date such option is granted. In 2009, 2008 and 2007, pursuant to the 2002 Plan, 60.5 thousand, 60.5 thousand and 50.5 thousand options, respectively, were granted to Non-Employee Directors to purchase common shares at a weighted-average exercise price of $12.18, $16.25 and $21.35 per share, respectively. As of December 31, 2009, the Company has outstanding options with respect to 324.8 thousand common shares and 220.5 thousand additional options may be granted under the 2002 Plan.

The following table summarizes the activities relating to the Company’s stock option:
			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value
Outstanding at December 31, 2006	5,716	$18.54
Granted	846	$17.47
Converted from Merger	369	$25.47
Exercised	(774)	$11.89
Forfeited or expired	(282)	$30.08
Outstanding at December 31, 2007	5,875	$19.15
Granted	817	$12.91
Exercised	(313)	$9.38
Forfeited or expired	(541)	$23.04
Outstanding at December 31, 2008	5,838	$18.43
Granted	584	$18.39
Exercised	(366)	$9.85
Forfeited or expired	(525)	$16.26
Outstanding at December 31, 2009	5,531	$19.20	6.18	$13,080
Exercisable at December 31, 2009	3,128	$19.97	4.56	$7,580

The aggregate intrinsic value in the table above is before income taxes and is calculated as the difference between the exercise price of the underlying options and the Company’s closing stock price of $18.91 as of the last business day of the year ended December 31, 2009 for options that had exercise prices that were below the closing price.

At December 31, 2009, 2008 and 2007, the number of options exercisable was 3.1 million, 3.4 million and 3.6 million, respectively, and the weighted-average exercise price of those options was $19.97, $18.02 and $17.11, respectively.

The following table summarizes the activities relating to the Company’s restricted shares:
		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2007	—	—
Granted	140	$13.99
Outstanding at December 31, 2008	140	$13.99
Granted	151	$19.11
Forfeited	(1)	$12.64
Outstanding at December 31, 2009	290	$16.67

As of December 31, 2009, there were no vested restricted shares.

The following table summarizes the activities relating to the Company’s phantom stock awards:
		Average
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2007	—	—
Granted	34	$12.64
Outstanding at December 31, 2008	34	$12.64
Granted	49	$19.11
Forfeited	(2)	$14.07
Outstanding at December 31, 2009	81	$16.50

As of December 31, 2009, there were no vested phantom stock awards.

Note 9—Income Taxes
Income tax expense (benefit) based on income (loss) before income taxes consists of:

	Year ended December 31,
	2009	2008	2007
Current:
U.S. Federal	$(4,521)	$(1,922)	$(3,361)
State and local	294	226	1,253
Foreign	3,326	6,342	3,624
	(901)	4,646	1,516
Deferred:
U.S. Federal	1,789	(22,598)	6,350
State and local	355	(2,751)	(321)
Foreign	(3,217)	(1,153)	125
	(1,073)	(26,502)	6,154
	$(1,974)	$(21,856)	$7,670

Worldwide income (loss) before income taxes consisted of the following:

	Year ended December 31,
	2009	2008	2007
United States	$4,012	$(238,750)	$27,529
Foreign	47,909	81,262	72,497
	$51,921	$(157,488)	$100,026

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	Year ended December 31,
	2009	2008	2007
Tax at statutory rate	$18,172	$(55,121)	$35,009
State taxes, net of federal tax effect	422	(1,641)	605
Tax exempt interest	(162)	(1,354)	(2,147)
Effect of foreign operations and tax incentives	(13,998)	(21,358)	(22,200)
Valuation allowance	(486)	(1,493)	(434)
Write-off of investment in inactive foreign owned subsidiary	(2,668)	(3,440)	(6,481)
Revaluation loss	(2,429)	—	—
Intercompany pricing adjustments	(1,293)	—	—
Non deductible goodwill impairment	—	61,289	—
Losses in foreign jurisdictions for which no benefit has
been provided	894	758	382
Other	(426)	504	2,936
Total income tax expense (benefit)	$(1,974)	$(21,856)	$7,670

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2009	2008
Deferred tax assets:
Carrying value of inventories	$1,888	$—
Accrued liabilities and allowances deductible for tax purposes
on a cash basis	4,508	5,149
Goodwill	22,049	26,376
Stock-based compensation	5,985	4,186
Net operating loss carryforwards	58,566	60,681
Tax credit carryforwards	3,957	3,621
Other	7,484	6,985
	104,437	106,998
Less: valuation allowance	(72,926)	(75,843)
Net deferred tax assets	31,511	31,155
Deferred tax liabilities:
Plant and equipment, due to differences in depreciation	(2,133)	(2,930)
Carrying value of inventories	—	(223)
Other	(1,804)	(1,501)
Gross deferred tax liability	(3,937)	(4,654)
Net deferred tax asset	$27,574	$26,501
Recorded as:
Current deferred tax assets	$9,861	$2,184
Non-current deferred tax assets	17,713	24,317
Net deferred tax asset	$27,574	$26,501

The net change in the total valuation allowance for the years ended December 31, 2009, 2008 and 2007 was an increase (decrease) of $(2.9) million, $0.5 million and $71.2 million, respectively. The increase in the valuation allowance for the year ended December 31, 2007 was primarily a result of $71.4 million that was recorded in connection with the Merger. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances as of December 31, 2009.

As of December 31, 2009, the Company had $130.0 million in U.S. Federal operating loss carryforwards which will expire from 2022 to 2029, state operating loss carryforwards of approximately $115.0 million which will expire from 2017 to 2029, foreign operating loss carryforwards of approximately $26.8 million with indefinite carryforward periods, and foreign operating loss carryforwards of approximately $5.6 million which will expire at varying dates through 2017. The utilization of these net operating loss carryforwards is limited to the future operations of the Company in the tax jurisdictions in which such carryforwards arose. The Company has U.S. federal tax credit carryforwards of $2.3 million which will expire at varying dates through 2029. The Company has state tax credit carryforwards of $1.7 million which will expire at varying dates through 2027.

Cumulative undistributed earnings of certain foreign subsidiaries amounted to approximately $388 million as of December 31, 2009. The Company considers earnings from foreign subsidiaries to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been made for these earnings. Upon distribution of foreign subsidiary earnings in the form of dividends or otherwise, such distributed earnings would be reportable for U.S. income tax purposes (subject to adjustment for foreign tax credits). Determination of the amount of any unrecognized deferred tax liability on these undistributed earnings is not practical.

The Company has been granted certain tax incentives, including tax holidays, for its subsidiaries in China, Ireland, Malaysia and Thailand. These tax incentives, including tax holidays, expire on various dates through 2012, and are subject to certain conditions with which the Company expects to comply. The net impact of these tax incentives was to lower income tax expense for the years ended December 31, 2009, 2008, and 2007 by approximately $9.9 million (approximately $0.15 per diluted share), $15.9 million (approximately $0.24 per diluted share) and $15.7 million (approximately $0.22 per diluted share), respectively.

On January 1, 2007, the Company adopted a new income tax accounting standard that prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. The cumulative effect of adopting this new income tax accounting standard was a $19.3 million decrease to income taxes payable with a corresponding increase to the January 1, 2007 balance of retained earnings for tax benefits not previously recognized. As of December 31, 2009, the total amount of the reserve for uncertain tax benefits including interest and penalties is $19.7 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

	December 31,
	2009	2008	2007
Balance as of January 1	$23,121	$27,478	$16,510
Additions related to prior year tax positions	135	182	600
Decreases related to prior year tax positions	(2,800)	(800)	(200)
Increase from entities acquired in the current year	—	—	16,224
Additions related to current period tax positions	—	—	825
Decreases as a result of a lapse of the applicable statute
of limitations in current year	(4,420)	(3,739)	(6,481)
Balance as of December 31	$16,036	$23,121	$27,478

The decrease in the total amount of unrecognized tax benefits reserve during 2009 and 2008 is primarily the result of the expiration of the statute of limitations for a worthless stock deduction. The increase in the total amount of unrecognized tax benefits reserve from the date of adoption to December 31, 2007 is primarily the result of the addition of $16.2 million of uncertain tax benefits acquired in the Merger. The analysis of the uncertain tax positions related to an acquisition in 2007 for both U.S. and foreign jurisdictions was performed as of the acquisition date.

The reserve is classified as a current or long-term liability in the consolidated balance sheet based on the Company’s expectation of when the items will be settled. The Company records interest expense and penalties accrued in relation to uncertain income tax benefits as a component of current income tax expense. The total amount of interest and penalties included in income tax expense during the year ended December 31, 2009, 2008 and 2007 was $0.07 million, $0.04 million and $0.3 million, respectively. The total amount of accrued potential interest and penalties on unrecognized tax benefits as of December 31, 2009 is $2.1 million and $1.6 million, respectively.

During the next twelve months, it is reasonably possible that the reserve for uncertain tax benefits will decrease by approximately $1.3 million primarily due to the expiration of the statute of limitations for various prior year unrecognized tax benefits. The Company’s business locations in Brazil, China, Ireland, Luxembourg, Malaysia, Mexico, the Netherlands, Romania, Singapore, Thailand and the United States remain open to examination by the various local taxing authorities, in total or in part, for fiscal years 2001 to 2009.

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

Sales to major customers were as follows for the indicated periods:

	Year ended December 31,
	2009		2008		2007
Customer A		$290,236	$	*	$	*
Customer B	$	*		$643,868		$1,118,790
* amount is less than 10% of total

Note 11—Financial Instruments and Concentration of Credit Risk
The carrying amounts of cash equivalents, accounts receivable, accrued liabilities, accounts payable and capital lease obligations approximate fair value. As of December 31, 2009, the Company’s investments are recorded at fair value. See Note 1 (d). As of December 31, 2009, the Company had no significant off-balance sheet concentrations of credit risk such as foreign currency exchange contracts or other hedging arrangements. Financial instruments that subject the Company to credit risk consist of cash and cash equivalents, investments and trade accounts receivable. Management maintains the majority of the Company’s cash and cash equivalents with financial institutions. One of the most significant credit risks is the ultimate realization of accounts receivable. This risk is mitigated by (i) sales to well established companies, (ii) ongoing credit evaluation of customers, and (iii) frequent contact with customers, thus enabling management to monitor current changes in business operations and to respond accordingly. Management considers these concentrations of credit risks in establishing our allowance for doubtful accounts and believes these allowances are adequate. The Company’s largest customer represented approximately 21% and 16% of its gross accounts receivable as of December 31, 2009 and 2008, respectively.

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

	Year ended December 31,
	2009	2008	2007
Net sales:
Americas	$1,279,632	$1,689,146	$2,100,431
Asia	724,541	908,539	965,268
Europe	182,031	257,235	354,489
Elimination of intersegment sales	(96,951)	(264,753)	(504,269)
	$2,089,253	$2,590,167	$2,915,919
Depreciation and amortization:
Americas	$19,376	$17,361	$21,306
Asia	13,873	16,892	16,791
Europe	2,778	2,834	2,598
Corporate	3,780	3,581	2,437
	$39,807	$40,668	$43,132
Income (loss) from operations:
Americas	$36,211	$42,816	$47,296
Asia	52,969	68,726	64,536
Europe	(1,376)	2,383	3,888
Corporate and intersegment eliminations	(34,989)	(280,405)	(25,421)
	$52,815	$(166,480)	$90,299
Capital expenditures:
Americas	$10,298	$13,937	$5,509
Asia	8,519	19,113	9,600
Europe	3,281	2,301	1,221
Corporate	298	793	4,242
	$22,396	$36,144	$20,572
Total assets:
Americas	$567,494	$532,415	$843,759
Asia	418,208	477,500	514,078
Europe	263,025	182,603	140,948
Corporate and other	216,993	240,522	258,182
	$1,465,720	$1,433,040	$1,756,967

Geographic net sales information provided below reflects the destination of the product shipped. Long-lived assets information is based on the physical location of the asset.

	Year ended December 31,
	2009	2008	2007
Geographic net sales:
United States	$1,549,272	$1,953,537	$2,241,403
Asia	171,355	207,172	178,888
Europe	331,830	390,632	462,693
Other	36,796	38,826	32,935
	$2,089,253	$2,590,167	$2,915,919
Long-lived assets:
United States	$77,675	$74,993	$86,602
Asia	65,555	70,916	69,062
Europe	9,344	8,432	10,147
Other	13,160	12,901	8,021
	$165,734	$167,242	$173,832

Note 14—Employee Benefit Plans
The Company has defined contribution plans qualified under Section 401(k) of the Internal Revenue Code for the benefit of its U.S. employees. The plans cover all U.S. employees with at least one year of service. Under the provisions of the plans, the Company will match a portion of each participant’s contribution. The Company may also make discretionary contributions to the plans. During 2009, 2008 and 2007, the Company made contributions to the plans of approximately $3.2 million, $3.4 million and $3.5 million, respectively. The Company also has defined contribution benefit plans for certain of its international employees primarily dictated by the custom of the regions in which it operates. During 2009, 2008 and 2007, the Company made contributions to the international plans of approximately $0.2 million, $0.5 million and $0.5 million, respectively.

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

The Company recognized restructuring charges during 2009 primarily related to capacity reduction in Europe and reductions in workforce in certain facilities worldwide. In 2008, the Company recognized restructuring charges primarily related to reductions in workforce in certain facilities. The Company recognized restructuring charges during 2007 related to reductions in workforce and the re-sizing of certain facilities. The Company also recorded an assumed liability for expected involuntary employee termination costs and facility closures in connection with the Merger during 2007. These charges were recorded pursuant to plans developed and approved by management.

The components of the restructuring charges during 2009 were as follows:

	Americas	Europe	Asia	Total
Severance costs	$1,262	$2,100	$939	$4,301
Facility lease costs	139	2,704	—	2,843
Other exit costs	920	144	30	1,094
	$2,321	$4,948	$969	$8,238

During 2009, the Company recognized $4.3 million of employee termination costs associated with the involuntary terminations of 655 employees in connection with reductions in workforce of certain facilities. The identified involuntary employee terminations by reportable geographic region amounted to approximately 327, 270 and 58 for the Americas, Asia and Europe, respectively. The Company also recorded approximately $2.8 million for facility lease obligations and approximately $1.1 million for other exit costs, including $0.2 million of asset impairments associated with the closure of certain leased facilities.

The components of the restructuring charges during 2008 were as follows:

	Americas	Europe	Asia	Total
Severance costs	$628	$1,181	$1,396	$3,205
Other exit costs	—	—	270	270
	$628	$1,181	$1,666	$3,475

During 2008, the Company recognized $3.2 million of employee termination costs associated with the involuntary terminations of 377 employees in connection with reductions in workforce of certain facilities. The identified involuntary employee terminations by reportable geographic region amounted to approximately 149, 201 and 27 for the Americas, Asia and Europe, respectively.

The components of the restructuring charges during 2007 were as follows:

	Americas	Europe	Asia	Total
Severance costs	$759	$427	$189	$1,375
Facility lease costs	1,211	—	—	1,211
Other exit costs	1,846	245	—	2,091
	$3,816	$672	$189	$4,677

During 2007, the Company recorded $1.4 million for severance costs associated with the involuntary terminations of 192 identified employees in connection with various facility closures, consolidations and resizing of certain facilities. The identified involuntary employee terminations by reportable geographic region amounted to approximately 138, 16 and 38 for the Americas, Asia and Europe, respectively. The Company also recorded approximately $1.2 million for facility lease obligations and approximately $2.1 million for other exit costs, including $1.5 million of asset impairments associated with the closure of certain leased facilities.

In connection with the Merger in 2007, a total of $7.0 million in integration costs were incurred during the year ended December 31, 2007. These costs included redundant operating costs that have been eliminated.

The following table summarizes the 2009 activity in the accrued restructuring balances related to the various restructuring activities described above:

	Balance as of December 31, 2008	Restructuring Charges	Cash Payment	Non-Cash Activity	Foreign Exchange Adjustments	Balance as of December 31,2009
2009 Restructuring:
Severance	$—	$4,301	$(3,143)	$—	$(59)	$1,099
Lease facility costs	—	2,843	(371)	—	—	2,472
Other exit costs	—	1,094	(745)	(236)	—	113
	—	8,238	(4,259)	(236)	(59)	3,684
2008 Restructuring:
Severance	414	(67)	(344)	—	(3)	—
Other exit costs	228	—	(224)	—	(3)	1
	642	(67)	(568)	—	(6)	1
2007 Restructuring:
Lease facility costs	745	—	(283)	(89)	—	373
Other exit costs	447	—	—	(39)	7	415
	1,192	—	(283)	(128)	7	788
Total	$1,834	$8,171	$(5,110)	$(364)	$(58)	$4,473

The following table summarizes the 2008 activity in the accrued restructuring balances related to the various restructuring activities described above:

	Balance as of December 31, 2007	Restructuring Charges	Cash Payment	Non-Cash Activity	Foreign Exchange Adjustments	Balance as of December 31, 2008
2008 Restructuring:
Severance	$—	$3,205	$(2,791)	$—	$—	$414
Other exit costs	—	270	(42)	—	—	228
	—	3,475	(2,833)	—	—	642
2007 Restructuring:
Severance	171	—	(171)	—	—	—
Lease facility costs	1,819	(144)	(806)	—	(124)	745
Other exit costs	2,158	(568)	(817)	(452)	126	447
	4,148	(712)	(1,794)	(452)	2	1,192
Total	$4,148	$2,763	$(4,627)	$(452)	$2	$1,834

Note 17—Quarterly Financial Data (Unaudited)
The following table sets forth certain unaudited quarterly information with respect to the Company’s results of operations for the years 2009, 2008 and 2007. Earnings (loss) per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings (loss) per share may not equal the total earnings (loss) per share amounts for the fiscal year.
	2009 Quarter
	1st	2nd	3rd	4th
Sales	$496,767	$481,802	$510,461	$600,223
Gross profit	31,636	34,554	36,813	43,576
Net income	9,238	11,555	16,416	16,686
Earnings per common share:
Basic	0.14	0.18	0.25	0.26
Diluted	0.14	0.18	0.25	0.26

	2008 Quarter
	1st	2nd	3rd	4th
Sales	$684,309	$682,416	$641,672	$581,770
Gross profit	45,088	45,900	44,169	40,781
Net income (loss)	22,329	22,142	23,635	(203,738)
Earnings (loss) per common share:
Basic	0.32	0.33	0.36	(3.13)
Diluted	0.32	0.33	0.35	(3.13)

	2007 Quarter
	1st	2nd	3rd	4th
Sales	$752,482	$756,295	$672,595	$734,547
Gross profit	54,380	54,387	38,669	51,057
Net income	24,249	25,694	21,783	20,630
Earnings per common share:
Basic	0.34	0.35	0.30	0.29
Diluted	0.34	0.35	0.30	0.29

Note 18—Supplemental Cash Flow Information
The following is additional information concerning supplemental disclosures of cash payments.

	Year ended December 31,
	2009	2008	2007
Income taxes paid, net	$6,170	$4,573	$1,414
Interest paid	$1,354	$1,420	$1,744

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Benchmark Electronics, Inc.:

We have audited the accompanying consolidated balance sheets of Benchmark Electronics, Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Benchmark Electronics, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Benchmark Electronics, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

(signed) KPMG LLP
Houston, Texas
March 1, 2010

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included below.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders
Benchmark Electronics, Inc.:

We have audited Benchmark Electronics, Inc.’s (the Company’s) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Benchmark Electronics, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Benchmark Electronics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Benchmark Electronics, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated March 1, 2010, expressed an unqualified opinion on those consolidated financial statements.

(signed) KPMG LLP
Houston, Texas
March 1, 2010

Item 9B.  Other Information

Not applicable.
PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information under the captions “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders (the 2010 Proxy Statement), to be filed not later than 120 days after the close of the Company’s fiscal year, is incorporated herein by reference in response to this item.

Item 11.  Executive Compensation

The information under the captions “Compensation Discussion and Analysis” and “Report of Compensation Committee” in the 2010 Proxy Statement, to be filed not later than 120 days after the close of the Company’s fiscal year, is incorporated herein by reference in response to this item.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information under the caption “Common Share Ownership of Certain Beneficial Owners and Management” in the 2010 Proxy Statement, to be filed not later than 120 days after the close of the Company’s fiscal year, is incorporated herein by reference in response to this item.

The following table sets forth certain information relating to our equity compensation plans as of December 31, 2009.
	Number of
	securities to be		Weighted-		Number of
	issued upon		average exercise		securities
	exercise of		price of		remaining
	outstanding		outstanding		available
	options, warrants		options, warrants		for future
Plan Category	and rights		and rights		issuance
Equity compensation plans approved by security holders	5,584,328	(1)	$19.23	(1)	3,879,770	(2)
Equity compensation plans not approved by security holders (3)	27,000		$13.75		—
Total	5,611,328				3,879,770

(1) Includes 80,481 phantom stock awards. The weighted-average exercise price does not take these awards into account.

(2) Includes 3,659,270 equity awards under the 2000 Plan. The 2000 Plan expired February 16, 2010, and as of February 16, 2010 no addition grants under such plan can be made. See Note 8 of Notes to Consolidated Financial Statements in Item 8 of this report.

(3) In December of 1994, the Board of Directors adopted the Benchmark Electronics, Inc. 1994 Stock Option Plan for Non-Employee Directors (the 1994 Plan) for the benefit of members of the Board of Directors of Benchmark or its affiliates who are not employees of Benchmark or its affiliates (as defined in the 1994 Plan). The 1994 Plan was not required to be approved by our shareholders. All awards under the 1994 Plan were fully vested upon the date of grant. The exercise price per common share of options granted under the 1994 Plan was the fair market value of a Common Share on the date such option was granted. As of December 31, 2009, the Company has outstanding options with respect to 27,000 Common Shares under the 1994 Plan. The 1994 Plan was replaced in 2002, and no additional grants may be made under that plan.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information under the caption “Election of Directors” in the 2010 Proxy Statement, to be filed not later than 120 days after the close of the Company’s fiscal year, is incorporated herein by reference in response to this item.

Item 14.  Principal Accounting Fees and Services

The information under the caption “Audit Committee Report to Shareholders” in the 2010 Proxy Statement, to be filed not later than 120 days after the close of the Company’s fiscal year, is incorporated herein by reference in response to this item.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a) (1)  Financial statements of the Company filed as part of this report:

See Item 8 - Financial Statements and Supplementary Data.

     (2)  Financial statement schedule filed as part of this report:

Schedule II - Valuation Accounts
		Additions
	Balance at				Balance at
	Beginning	Charges to			End of
(in thousands)	of Period	Operations	Other	Deductions	Period
Year ended December 31, 2009:
Allowance for doubtful accounts (1)	$1,072	(51)	(6)	598	417
Year ended December 31, 2008:
Allowance for doubtful accounts (1)	$1,406	405	(10)	729	1,072
Year ended December 31, 2007:
Allowance for doubtful accounts (1)	$1,430	91	5	120	1,406

(1)	Deductions in the allowance for doubtful accounts represent write-offs, net of recoveries, of amounts determined to be uncollectible.

Report of Independent Registered Public Accounting Firm on Schedule

The Board of Directors and Shareholders
Benchmark Electronics, Inc.:

Under date of March 1, 2010, we reported on the consolidated balance sheets of Benchmark Electronics, Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009, in this annual report on Form 10-K for the year 2009. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule included in Item 15(a)2. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

(signed) KPMG LLP
Houston, Texas
March 1, 2010

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

3.1	--
Restated Articles of Incorporation of the Company dated May 10, 1990 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration Number 33-46316) (the “Registration Statement”)).

3.2	--
Amendment to the Restated Articles of Incorporation of the Company adopted by the shareholders of the Company on May 20, 1997 (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (Commission file number 1-10560)).

3.3	--
Amendment to the Restated Articles of Incorporation of the Company approved by the shareholders of the Company on August 13, 2002 (incorporated by reference to Exhibit 4.7 to the Company’s Form S-8 (Registration Number 333-103183)).

3.4	--
Amended and Restated Bylaws of the Company dated May 18, 2006 (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K dated May 18, 2006 and filed on May 19, 2006 (Commission file number 1-10560)).

3.5	--
Amendment to the Restated Articles of Incorporation of the Company approved by the shareholders of the Company on May 10, 2006 (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K dated October 16, 2006 and filed on October 16, 2006 (Commission file number 1-10560)).

4.1	--	Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registration Statement).

4.2	--
Amendment to the Restated Articles of Incorporation of the Company adopted by the shareholders of the Company on May 20, 1997 (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (Commission file number 1-10560)).

4.3	--	Specimen form of certificate evidencing the Common Share (incorporated by reference to Exhibit 4.3 to the Registration Statement).

4.4	--
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

4.5	--
Statement of Resolution Establishing Series A Cumulative Junior Participating Preferred Stock of the Company (incorporated by reference to Exhibit B of the Rights Agreement dated December 11, 1998 between the Company and Harris Trust Savings Bank, as Rights Agent, included as Exhibit 1 to the Company’s Form 8A12B filed December 11, 1998 (Commission file number 1-10560)).

4.6	--	Summary of Rights to Purchase Preferred Stock of the Company (incorporated by reference to Exhibit 3 to the Company’s Form 8A12B/A filed December 22, 1998 (Commission file number 1-10560)).

4.7	--
Amendment to the Restated Articles of Incorporation of the Company approved by the shareholders of the Company on August 13, 2002 (incorporated by reference to Exhibit 4.7 to the Company’s Form S-8 (Registration Number 333-103183)).

4.8	--	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K dated May 18, 2006 and filed on May 19, 2006 (Commission file number 1-10560)).

4.9	--
Amendment to the Restated Articles of Incorporation of the Company approved by the shareholders of the Company on May 10, 2006 (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K dated October 16, 2006 and filed on October 16, 2006 (Commission file number 1-10560)).

4.10	--
Amendment No. 1 dated as of December 10, 2008, to the Rights Agreement dated as of December 11, 1998 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K dated December 10, 2008 and filed on December 11, 2008 (Commission file number 1-10560))

10.1	--
Form of Indemnity Agreement between the Company and its directors and executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (Commission file number 1-10560)).

10.2	--
Benchmark Electronics, Inc. 1994 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (Commission file number 1-10560)).

10.3	--
First Amendment to the Benchmark Electronics, Inc. 1994 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 99.2 to the Company’s Form S-8 (Registration Number 333-103183)).

10.4	--	Benchmark Electronics, Inc. 2000 Stock Awards Plan (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 (Registration Number 333-54186)).

10.5	--
Form of incentive stock option agreement for use under the 2000 Stock Awards Plan (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 (Registration Number 333-54186)).

10.6	--	Form of phantom stock agreement for use under the 2000 Stock Awards Plan.

10.7	--	Form of nonqualified stock option agreement for use under the 2000 Stock Awards Plan.

10.8	--	Form of restricted stock agreement for use under the 2000 Stock Awards Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated March 17, 2008 (Commission file number 1-10560)).

10.9	--	Benchmark Electronics, Inc. Deferred Compensation Plan dated as of December 16, 2008 (incorporated by reference to Exhibit 99.1 to the Company’s Form S-8 (Registration Number 333-156202)).

10.10	--
Lease Agreement dated June 1, 2000 between Industrial Properties of the South and the Company (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission file number 1-10560)).

10.11	--
Guarantee dated September 10, 1998 by the Company in favor of Kilmore Developments Limited (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (Commission file number 1-10560)).

10.12	--
Lease Agreement dated March 9, 2001 by and between BEI Electronics Ireland Limited and Canada Life Assurance (Ireland) Limited (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission file number 1-10560)).

10.13	--
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

10.14	--
Employment Agreement between the Company and Cary T. Fu effective December 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated November 11, 2005 and filed on November 15, 2005 (Commission file number 1-10560)).

10.15	--
Employment Agreement between the Company and Gayla J. Delly effective December 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated November 11, 2005 and filed on November 15, 2005 (Commission file number 1-10560)).

10.16	--
Employment Agreement between the Company and Donald F. Adam dated as of March 10, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated March 10, 2009 (Commission file number 1-10560)).

10.17	--
Benchmark Electronics, Inc. 2002 Stock Option Plan for Non-Employee Directors (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed April 15, 2002 (Commission file number 1-10560)).

10.18	--
Employment Agreement between the Company and Donald E. Nigbor effective January 1, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated November 30, 2005 and filed on December 2, 2005 (Commission file number 1-10560)).

10.19	--
Employment Agreement between the Company and Steven A. Barton effective December 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated December 1, 2005 and filed on December 2, 2005 (Commission file number 1-10560)).

10.20*	--	Code of Conduct.

10.21	--
Amendment No. 1 to the Benchmark Electronics, Inc. 2002 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 99.3 to the Company’s Form 8-K dated May 18, 2006 filed on May 19, 2006 (Commission file number 1-10560)).

10.22	--	Form of Termination Agreements dated November 4, 2008 between the Company and Steven A. Barton and Donald E. Nigbor (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated November 4, 2008 (Commission file number 1-10560)).

10.23	--	Form of Consulting Agreements dated November 4, 2008 between the Company and Steven A. Barton and Donald E. Nigbor (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated November 4, 2008 (Commission file number 1-10560)).

11	--	Statement regarding Computation of Per-Share Earnings (incorporated by reference to “Notes to Consolidated Financial Statements, Note 1(j) – Earnings Per Share” in Item 8 of this report).

21*	--	Subsidiaries of Benchmark Electronics, Inc.

23*	--
Consent of Independent Registered Public Accounting Firm concerning incorporation by reference in the Company’s Registration Statements on Form S-8 (Registration No. 333-28997, No. 333-54186, No. 333-103183, No. 333-101744, No. 333-136798 and No. 333-156202).

31.1*	--	Section 302 Certification of Chief Executive Officer

31.2*	--	Section 302 Certification of Chief Financial Officer

32.1*	--	Section 1350 Certification of Chief Executive Officer

32.2*	--	Section 1350 Certification of Chief Financial Officer

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BENCHMARK ELECTRONICS, INC.

By:	/s/ Cary T. Fu
Cary T. Fu
Chief Executive Officer
Date: February 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Name	Position	Date

Chairman of the Board and
/s/ Cary T. Fu	Chief Executive Officer	February 26, 2010
Cary T. Fu	(principal executive officer)

/s/ Donald F. Adam	Chief Financial Officer	February 26, 2010
Donald F. Adam	(principal financial and accounting officer)

/s/ Michael R. Dawson	Director	February 26, 2010
Michael R. Dawson

/s/ Peter G. Dorflinger	Director	February 26, 2010
Peter G. Dorflinger

/s/ Douglas G. Duncan	Director	February 26, 2010
Douglas G. Duncan

/s/ Laura W. Lang	Director	February 26, 2010
Laura W. Lang

/s/ Bernee D.L. Strom	Director	February 26, 2010
Bernee D.L. Strom

/s/ Clay C. Williams	Director	February 26, 2010
Clay C. Williams