Form 10-Q
period 2010-03-31
BENCHMARK ELECTRONICS INC
filed 2010-05-07
CIK 863436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010.

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

As of May 6, 2010 there were 63,041,773 Common Shares of Benchmark Electronics, Inc., par value $0.10 per share, outstanding.

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	March 31,	December 31,
(in thousands, except par value)	2010	2009
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$400,568	$421,243
Accounts receivable, net of allowance for doubtful accounts of $645 and $417, respectively	407,717	417,268
Inventories, net	361,962	315,743
Prepaid expenses and other assets	33,593	31,034
Income taxes receivable	3,526	3,526
Deferred income taxes	9,386	9,861
Total current assets	1,216,752	1,198,675
Long-term investments	45,209	45,686
Property, plant and equipment, net of accumulated depreciation of $284,023 and $280,107 respectively	126,763	126,250
Goodwill, net	37,912	37,912
Deferred income taxes	18,980	17,713
Other long-term assets, net	38,515	39,484
	$1,484,131	$1,465,720

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of capital lease obligations	$314	$300
Accounts payable	296,664	275,900
Income taxes payable	7,859	6,464
Accrued liabilities	51,858	56,916
Total current liabilities	356,695	339,580
Capital lease obligations, less current installments	11,302	11,381
Other long-term liabilities	24,230	23,856
Shareholders’ equity:
Preferred shares, $0.10 par value; 5,000 shares authorized, none issued	—	—
Common shares, $0.10 par value; 145,000 shares authorized; issued – 63,405 and 64,208, respectively; outstanding – 63,294 and 64,097, respectively	6,329	6,410
Additional paid-in capital	726,972	732,956
Retained earnings	367,009	356,802
Accumulated other comprehensive loss	(8,134)	(4,993)
Less treasury shares, at cost; 111 shares	(272)	(272)
Total shareholders’ equity	1,091,904	1,090,903
Commitments and contingencies
	$1,484,131	$1,465,720

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(unaudited)

	Three Months Ended
	March 31,
	2010	2009
(in thousands, except per share data)

Sales	$571,905	$496,767
Cost of sales	526,560	465,131
Gross profit	45,345	31,636
Selling, general and administrative expenses	22,516	20,334
Restructuring charges	1,697	1,130
Income from operations	21,132	10,172
Interest expense	(339)	(351)
Interest income	367	839
Other expense	(371)	(396)
Income before income taxes	20,789	10,264
Income tax expense	2,539	1,026
Net income	$18,250	$9,238

Earnings per share:
Basic	$0.29	$0.14
Diluted	$0.29	$0.14

Weighted-average number of shares outstanding:
Basic	63,403	65,097
Diluted	63,957	65,261

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended
	March 31,
	2010	2009
(in thousands)

Net income	$18,250	$9,238
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,954)	(3,963)
Unrealized loss on investments, net of tax	(177)	(541)
Other	(10)	15
Comprehensive income	$15,109	$4,749

The components of accumulated other comprehensive loss are as follows:

	March 31,	December 31,
(in thousands)	2010	2009
Foreign currency translation losses	$(3,407)	$(453)
Unrealized loss on investments, net of tax	(4,566)	(4,389)
Other	(161)	(151)
Accumulated other comprehensive loss	$(8,134)	$(4,993)

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders’ Equity
(unaudited)

					Accumulated
			Additional		Other		Total
		Common	paid-in	Retained	comprehensive	Treasury	shareholders’
(in thousands)	Shares	shares	capital	earnings	loss	shares	equity
Balances, December 31, 2009	64,097	$6,410	$732,956	$356,802	$(4,993)	$(272)	$1,090,903
Stock-based compensation expense	—	—	1,300	—	—	—	1,300
Shares repurchased and retired	(887)	(89)	(9,538)	(8,043)	—	—	(17,670)
Stock options exercised	87	8	1,150	—	—	—	1,158
Restricted shares cancelled	(3)	—	—	—	—	—	—
Excess tax benefit of stock-based compensation	—	—	1,104	—	—	—	1,104
Comprehensive income	—	—	—	18,250	(3,141)	—	15,109
Balances, March 31, 2010	63,294	$6,329	$726,972	$367,009	$(8,134)	$(272)	$1,091,904

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31,
(in thousands)	2010	2009
Cash flows from operating activities:
Net income	$18,250	$9,238
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,291	9,661
Deferred income taxes	87	(50)
(Gain) loss on the sale of property, plant and equipment	33	(9)
Asset impairment	105	—
Stock-based compensation expense	1,300	1,419
Excess tax benefit of stock options exercised	(228)	(14)
Changes in operating assets and liabilities:
Accounts receivable	8,249	83,136
Inventories	(47,367)	(3,745)
Prepaid expenses and other assets	(4,828)	4,130
Accounts payable	21,308	(31,621)
Accrued liabilities	(2,954)	(7,509)
Income taxes	1,664	(440)
Net cash provided by operations	5,910	64,196
Cash flows from investing activities:
Proceeds from sales and maturities of investments	300	250
Additions to property, plant and equipment	(9,489)	(4,665)
Proceeds from the sale of property, plant and equipment	30	10
Additions to purchased software	(70)	(68)
Purchase of intangible asset	—	(11,300)
Net cash used in investing activities	(9,229)	(15,773)
Cash flows from financing activities:
Proceeds from stock options exercised	1,158	142
Excess tax benefit of stock options exercised	228	14
Principal payments on capital lease obligations	(65)	(58)
Share repurchases	(17,670)	—
Net cash provided by (used in) financing activities	(16,349)	98
Effect of exchange rate changes	(1,007)	(1,276)
Net increase (decrease) in cash and cash equivalents	(20,675)	47,245
Cash and cash equivalents at beginning of year	421,243	359,694
Cash and cash equivalents at March 31	$400,568	$406,939

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

The condensed consolidated financial statements included herein have been prepared by the Company without an audit pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). The financial statements reflect all normal and recurring adjustments which in the opinion of management are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in accordance with generally accepted accounting principles. Actual results could differ from those estimates.

Note 2 – Stock-Based Compensation
The  Benchmark Electronics, Inc. 2000 Stock Awards Plan (the 2000 Plan) permits the grant of a variety of types of awards, including stock options, restricted stock awards, stock appreciation rights, performance awards, and phantom stock awards, or any combination thereof, to key employees of the Company. Stock options are granted to employees with an exercise price equal to the market price of the Company’s common shares on the date of grant, vest over a four-year period from the date of grant and have a term of ten years. Restricted shares and phantom stock awards granted to employees vest over a four-year period from the date of grant, subject to the continued employment of the employee by the Company. The 2000 Plan expired on February 16, 2010 and no additional grants can be made under that plan. The 2000 Plan will be replaced by the Benchmark Electronics, Inc. 2010 Omnibus Incentive Compensation Plan (the 2010 Plan) if approved by the Company’s shareholders in the upcoming Annual Meeting scheduled for May 18, 2010. Members of the Board of Directors of the Company who are not employees of the Company participate in a separate stock option plan that provides for the granting of stock options upon the occurrence of the non-employee director’s election or re-election to the Board of Directors. All awards under the non-employee director stock option plan are fully vested upon the date of grant and have a term of ten years. As of March 31, 2010, 0.2 million additional options or other equity awards may be granted under the Company’s existing plans.

All share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on their fair values. The total compensation cost recognized for stock-based awards was $1.3 million and $1.4 million for the three months ended March 31, 2010 and 2009. The compensation expense for stock-based awards includes an estimate for forfeitures and is recognized over the vesting period of the options using the straight-line method. Cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards (excess tax benefits) are classified as cash flows from financing activities. Awards of restricted shares and phantom stock are valued at the closing market price of the Company’s common shares on the date of grant.

As of March 31, 2010, there was approximately $7.6 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 2.1 years. As of March 31, 2010, there was $3.6 million of total unrecognized compensation cost related to restricted share awards. That cost is expected to be recognized over a weighted-average period of 3.2 years. As of March 31, 2010, there was $1.1 million of total unrecognized compensation cost related to phantom stock awards. That cost is expected to be recognized over a weighted-average period of 3.3 years.

The Company did not issue any options during the three months ended March 31, 2010 or 2009. The total cash received as a result of stock option exercises for the three months ended March 31, 2010 and 2009 was $1.2 million and $0.1 million, respectively, and the excess tax benefit realized as a result of the stock option exercises was $1.1 million and $14 thousand, respectively. For the three months ended March 31, 2010 and 2009, the total intrinsic value of stock options exercised was $0.7 million and $48 thousand, respectively. The Company realized an excess tax benefit of $24 thousand during the three months ended March 31, 2010 related to the vesting of restricted shares, which has been recorded as an increase to additional paid-in capital.

The following table summarizes the activities relating to the Company’s stock options:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value
Outstanding at December 31, 2009	5,531	$19.20	6.18
Granted	—	—
Exercised	(87)	$13.21
Canceled	(49)	$23.14
Outstanding at March 31, 2010	5,395	$19.27	6.01	$17,758
Exercisable at March 31, 2010	3,346	$20.42	4.53	$9,181

The aggregate intrinsic value in the table above is before income taxes and is calculated as the difference between the exercise price of the underlying options and the Company’s closing stock price of $20.74 as of the last business day of the period ended March 31, 2010 for options that had exercise prices that were below the closing price.

The following table summarizes the activities related to the Company’s restricted shares:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Non-vested shares outstanding at December 31, 2009	290	$16.67
Vested	(19)	$17.54
Forfeited	(3)	$15.92
Non-vested shares outstanding at March 31, 2010	268	$16.62

The following table summarizes the activities related to the Company’s phantom stock awards:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Non-vested shares outstanding at December 31, 2009	81	$16.50
Granted	—	—
Forfeited	—	—
Non-vested shares outstanding at March 31, 2010	81	$16.50

As of March 31, 2010, there were no vested phantom stock awards.

Note 3 – Earnings Per Share
Basic earnings per share is computed using the weighted-average number of shares outstanding. Diluted earnings per share is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding stock equivalents during the three months ended March 31, 2010 and 2009. Stock equivalents include common shares issuable upon the exercise of stock options and other equity instruments, and are computed using the treasury stock method. Under the treasury stock method, the exercise price of a share, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of estimated tax benefits that would be recorded in paid-in-capital, if any, when the share is exercised are assumed to be used to repurchase shares in the current period.

The following table sets forth the calculation of basic and diluted earnings per share.

	Three Months Ended
	March 31,
	2010	2009
Numerator for basic earnings per share - net income	$18,250	$9,238

Denominator for basic earnings per share -weighted-average number of common shares outstanding during the period	63,403	65,097
Incremental common shares attributable to exercise of outstanding dilutive options	464	160
Incremental common shares attributable to outstanding restricted shares and phantom stock	90	—
Incremental common shares attributable to exercise of warrants	—	4
Denominator for diluted earnings per share	63,957	65,261
Basic earnings per share	$0.29	$0.14
Diluted earnings per share	$0.29	$0.14

Options to purchase 2.5 million and 4.9 million common shares for the three months ended March 31, 2010 and 2009, respectively, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares. Outstanding restricted shares and phantom stock awards were not included in the computation of diluted earnings per share for the three months ended March 31, 2009 because they were anti-dilutive.

Note 4 – Goodwill and Other Intangible Assets
Goodwill associated with the Company’s Asia business segment totaled $37.9 million at March 31, 2010 and December 31, 2009.

Other intangible assets included in other long-term assets in the accompanying condensed consolidated balance sheet as of March 31, 2010 and December 31, 2009 were as follows:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Customer relationships	$17,846	$(5,847)	$11,999
Technology licenses	11,300	(2,495)	8,805
Other	868	(76)	792
Other intangible assets, March 31, 2010	$30,014	$(8,418)	$21,596

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Customer relationships	$17,944	$(5,432)	$12,512
Technology licenses	11,300	(1,698)	9,602
Other	868	(70)	798
Other intangible assets, December 31, 2009	$30,112	$(7,200)	$22,912

Customer relationships are being amortized on a straight-line basis over a period of ten years. In March 2009, the Company acquired certain technology licenses for $11.3 million. Technology licenses are being amortized over their estimated useful lives in proportion to the economic benefits consumed. Amortization of other intangible assets for the three months ended March 31, 2010 and 2009 was $1.2 million and $0.4 million, respectively.

The estimated future amortization expense of other intangible assets for each of the next five years is as follows:

Year ending December 31,	Amount
2010 (remaining nine months)	$3,202
2011	4,391
2012	4,391
2013	3,614
2014	1,812

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

Interest on outstanding borrowings under the Credit Agreement is payable quarterly, at the Company’s option, at either LIBOR plus 0.75% to 1.75% or a prime rate plus 0.00% to 0.25%, based upon the Company’s debt ratio as specified in the Credit Agreement. A commitment fee of 0.15% to 0.35% per annum (based upon the Company’s debt ratio) on the unused portion of the revolving credit line is payable quarterly in arrears. As of March 31, 2010, the Company had no borrowings outstanding under the Credit Agreement, $0.1 million in outstanding letters of credit and $99.9 million was available for future borrowings.

The Credit Agreement is secured by the Company’s domestic inventory and accounts receivable, 100% of the stock of the Company’s domestic subsidiaries, 65% of the voting capital stock of each direct foreign subsidiary and substantially all of the other tangible and intangible assets of the Company and its domestic subsidiaries. The Credit Agreement contains customary financial covenants as to working capital, debt leverage, fixed charges, and consolidated net worth, and restricts the ability of the Company to incur additional debt, pay dividends, sell assets, and to merge or consolidate with other persons. As of March 31, 2010, the Company was in compliance with all such covenants and restrictions.

The Company’s Thailand subsidiary has a multi-purpose credit facility with Kasikornbank Public Company Limited (the Thai Credit Facility) that provides for approximately $10.8 million (350 million Thai baht) in working capital availability. The Thai Credit Facility is secured by land and buildings in Thailand. Availability of funds under the Thai Credit Facility is reviewed annually and is currently accessible through October 2010. As of March 31, 2010, the Company’s Thailand subsidiary had no working capital borrowings outstanding.

Note 6 – Inventories
Inventory costs are summarized as follows:

	March 31,	December 31,
	2010	2009
Raw materials	$272,230	$237,294
Work in process	63,334	54,197
Finished goods	26,398	24,252
	$361,962	$315,743

Note 7 – Income Taxes
Income tax expense consists of the following:

	Three Months Ended
	March 31,
	2010	2009
Federal – Current	$402	$5
Foreign – Current	1,931	1,011
State – Current	119	60
Deferred	87	(50)
	$2,539	$1,026

In 2010 income tax expense differs from the amount computed by applying the U.S. federal statutory income tax rate to income before income tax primarily due to the impact of tax incentives and tax holidays in foreign locations, state income taxes (net of federal benefit), and adjustments to valuation allowances on deferred tax assets in the U.S.

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

The Company has been granted certain tax incentives, including tax holidays, for its subsidiaries in China, Ireland, Malaysia and Thailand. These tax incentives, including tax holidays, expire on various dates through 2015, and are subject to certain conditions with which the Company expects to comply. The net impact of these tax incentives was to lower income tax expense for the three month periods ended March 31, 2010 and 2009 by approximately $2.2 million (approximately $0.03 per diluted share) and $2.1 million (approximately $0.03 per diluted share), respectively.

As of March 31, 2010, the total amount of the reserve for uncertain tax benefits including interest and penalties is $19.7 million. The reserve is classified as a long-term liability in the consolidated balance sheet unless cash settlement is expected in the next 12 months. The amount of accrued potential interest and penalties on unrecognized tax benefits included in the reserve as of March 31, 2010 is $2.1 million and $1.6 million, respectively. No material changes affected the reserve during the three months ended March 31, 2010.

During the next twelve months, it is reasonably possible that the reserve for uncertain tax benefits will decrease by approximately $1.3 million primarily due to the expiration of the statute of limitations for various prior year unrecognized tax benefits. As of March 31, 2010, the Company’s business locations in Brazil, China, Ireland, Luxembourg, Malaysia, Mexico, the Netherlands, Romania, Singapore, Thailand and the United States remain open to examination by the various local taxing authorities, in total or in part, for fiscal years 2001 to 2009.

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

	Three Months Ended
	March 31,
	2010	2009
Net sales:
Americas	$362,155	$295,299
Asia	207,174	175,338
Europe	46,261	46,957
Elimination of intersegment sales	(43,685)	(20,827)
	$571,905	$496,767
Depreciation and amortization:
Americas	$5,278	$4,336
Asia	3,393	3,562
Europe	733	652
Corporate	887	1,111
	$10,291	$9,661
Income from operations:
Americas	$13,888	$4,435
Asia	14,504	12,574
Europe	1,733	1,488
Corporate and intersegment eliminations	(8,993)	(8,325)
	$21,132	$10,172
Capital expenditures:
Americas	$5,496	$1,068
Asia	3,321	3,418
Europe	446	236
Corporate	296	11
	$9,559	$4,733

	March 31,	December 31,
	2010	2009
Total assets:
Americas	$575,785	$567,494
Asia	469,809	418,208
Europe	254,660	263,025
Corporate and other	183,877	216,993
	$1,484,131	$1,465,720

Geographic net sales information reflects the destination of the product shipped. Long-lived assets information is based on the physical location of the asset.

	Three Months Ended
	March 31,
	2010	2009
Geographic net sales:
United States	$426,673	$360,230
Asia	42,217	43,866
Europe	90,204	83,596
Other Foreign	12,811	9,075
	$571,905	$496,767

	March 31,	December 31,
	2010	2009
Long-lived assets:
United States	$74,108	$77,675
Asia	66,073	65,555
Europe	9,340	9,344
Other	15,757	13,160
	$165,278	$165,734

Note 9 – Supplemental Cash Flow Information
The following is additional information concerning supplemental disclosures of cash payments.

	Three Months Ended
	March 31,
	2010	2009

Income taxes paid, net	$752	$1,489
Interest paid	336	342

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

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, or January 1, 2010 for the Company, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which does not become effective until fiscal years beginning after December 15, 2010, or January 1, 2011 for the Company. Adoption of this new guidance is for disclosure purposes only and did not have any impact on the Company’s consolidated financial position or results of operations.

On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act (the Act), which is a comprehensive health care reform bill for the U.S. In addition, on March 30, 2010, President Obama signed into law the reconciliation measure (“Heath Care and Education Reconciliation Act of 2010”), which modifies certain provisions of the Act. Although the new legislation did not have an impact on the Company’s consolidated financial position, results of operation or cash flows in the first quarter of 2010, the Company is continuing to assess the potential impacts on its future obligations, costs, and cash flows related to its health care benefits and post-retirement health-care obligations.

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

The Company recognized restructuring charges during the three months ended March 31, 2010 and during 2009 primarily related to capacity reduction in Europe and the Americas and reductions in workforce in certain facilities worldwide. In 2008 and 2007, the Company recognized restructuring charges primarily related to reductions in workforce and the re-sizing of certain facilities. The Company also recorded an assumed liability for expected involuntary employee termination costs and facility closures in connection with a merger during 2007. These charges were recorded pursuant to plans developed and approved by management.

The following table summarizes the 2010 activity in the accrued restructuring balances related to the various restructuring activities described above:

	Balance as of				Foreign	Balance as of
	December 31,	Restructuring	Cash	Non-Cash	Exchange	March 31,
	2009	Charges	Payment	Activity	Adjustments	2010

2010 Restructuring:
Severance	$—	$339	$(230)	$—	$—	$109
Other exit costs	—	55	—	—	—	55
	—	394	(230)	—	—	164
2009 Restructuring:
Severance	1,099	208	(1,462)	—	(13)	(168)
Lease facility costs	2,472	99	(249)	—	(180)	2,142
Other exit costs	113	996	(702)	(105)	—	302
	3,684	1,303	(2,413)	(105)	(193)	2,276
2007 Restructuring:
Lease facility costs	373	—	(139)	—	(13)	221
Other exit costs	415	—	(12)	—	(24)	379
	788	—	(151)	—	(37)	600
Total	$4,472	$1,697	$(2,794)	$(105)	$(230)	$3,040

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

The Company’s financial instruments consist of cash equivalents, accounts receivable, accrued liabilities, accounts payable and capital lease obligations. The Company believes that the carrying value of these instruments approximates their fair value. As of March 31, 2010, $49.8 million (par value) of long-term investments were recorded at fair value. The long-term investments consist of auction rate securities, primarily secured by guaranteed student loans backed by a U.S. government agency, and are classified as available-for-sale. These investments are of a high credit quality with primarily AAA type credit ratings because of the government agency guarantee and other insurance. Auction rate securities are adjustable rate debt instruments whose interest rates were intended to reset every 7 to 35 days through an auction process. Overall changes in the global credit and capital markets led to failed auctions for these securities beginning in early 2008. These failed auctions, in addition to overall global economic conditions, impacted the liquidity of these investments and resulted in our continuing to hold these securities beyond their typical auction reset dates. The market for these types of securities remains illiquid as of March 31, 2010. These securities are classified as long-term investments due to the contractual maturity of the securities being over ten years.

These long-term investments were valued using Level 3 inputs as of March 31, 2010, as the assets were subject to valuation using significant unobservable inputs. The Company estimated the fair value of each security with the assistance of an independent valuation firm using a discounted cash flow model to calculate the present value of projected cash flows based on a number of inputs and assumptions including the security structure and terms, the current market conditions and the related impact on the expected weighted average life, interest rate estimates and default risk of the securities.

As of March 31, 2010, the Company has recorded an unrealized loss of $4.6 million on the long-term investments based upon this valuation. This unrealized loss reduced the fair value of the Company’s auction rate securities as of March 31, 2010 to $45.2 million. These investments have been in an unrealized loss position for greater than 12 months.

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

Based on these assessments, the Company has determined that there is no credit loss associated with its auction rate securities as of March 31, 2010, as shown by the cash flows expected to be received over the remaining life of the securities.

The following table provides a reconciliation of the beginning and ending balance of our auction rate securities classified as long-term investments measured at fair value using significant unobservable inputs (Level 3 inputs):

	2010	2009
Balance as of January 1	$45,686	$48,162
Net unrealized losses included in other comprehensive loss	(177)	(541)
Redemptions of investments	(300)	(250)
Balance as of March 31	$45,209	$47,371

Unrealized losses still held as of March 31	$4,566	$5,854

The cumulative unrealized loss is included as a component of accumulated other comprehensive loss within shareholders’ equity in the accompanying condensed consolidated balance sheet. As of March 31, 2010, there were no long-term investments measured at fair value using Level 1 or Level 2 inputs. All income generated from these investments is recorded as interest income.

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

Summary of Results
Sales for the three months ended March 31, 2010 increased 15% to $571.9 million compared to $496.8 million for the same period of 2009. During the first quarter of 2010, we saw a continued improvement in the overall business environment when compared to the first quarter of 2009. The increase in sales when comparing the first three months of 2010 to 2009 has been broad based with increases in all of the industry sectors we serve, except for the computers and related products for business enterprises industry. During the three months ended March 31, 2010, sales to customers in the testing and instrumentation products industry, industrial control equipment industry, telecommunication equipment industry and medical devices industry increased over 800%, 50%, 11% and 10%, respectively, from 2009. In the first three months of 2010, these increases were partially offset by an 18% decrease in sales to customers in the computers and related products for business enterprises industry. Sales to our customers in the computers and related products for business enterprises industry sector represented 32% of our sales in the first quarter of 2010 compared to 44% of our sales in the first quarter of 2009. Sales to this industry sector decreased $38.5 million from $218.8 million in the first quarter of 2009 to $180.3 million in the first quarter of 2010 due to reduced demand.

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

Our gross profit as a percentage of sales increased to 7.9% in the three months ended March 31, 2010 from 6.4% in the same period of 2009 primarily due to a better product mix, our operating efficiencies and a better utilization rate due to the higher level of sales. We experience fluctuations in gross profit from period to period. Different programs can contribute different gross profits depending on factors such as the types of services involved, location of production, size of the program, complexity of the product, and level of material costs associated with the various products. New programs can contribute relatively less to our gross profit in their early stages when manufacturing volumes are usually lower, resulting in inefficiencies and unabsorbed manufacturing overhead costs. In addition, new and higher volume programs remain subject to competitive constraints that could exert downward pressure on our margins. During periods of low production volume, we generally have idle capacity and reduced gross profit.

We have undertaken initiatives to restructure our business operations with the intention of improving utilization and realizing cost savings in the future. During the three months ended March 31, 2010, the Company recognized $1.7 million (pre-tax) of restructuring charges, primarily related to capacity reduction in the Americas and employee termination costs associated with the involuntary terminations of employees in connection with reductions in workforce of certain facilities worldwide.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Our significant accounting policies are summarized in Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2009. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to allowance for doubtful accounts, inventories, deferred taxes, impairment of long-lived assets, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss would be recognized to the extent that the carrying amount exceeds the asset’s fair value. Goodwill is measured at the reporting unit level, which we have determined to be consistent with our operating segments as defined in Note 8 to the Condensed Consolidated Financial Statements in Item 1 of this report by determining the fair values of the reporting units and comparing those fair values to the carrying values, including goodwill, of the reporting unit. We completed the annual impairment test during the fourth quarter of 2009 and determined that no impairment existed as of December 31, 2009. We estimated that the fair value of our Asia business segment exceeded its carrying amount by approximately 147% at the time our 2009 impairment test was performed. As of March 31, 2010, we had goodwill associated with our Asia business segment of approximately $37.9 million. Circumstances that may lead to future impairment of goodwill include unforeseen decreases in future performance or industry demand and the restructuring of our operations as a result of a change in our business strategy or other factors.

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

	Three Months Ended
	March 31,
	2010	2009

Sales	100.0%	100.0%
Cost of sales	92.1	93.6
Gross profit	7.9	6.4
Selling, general and administrative expenses	3.9	4.1
Restructuring charges	0.3	0.2
Income from operations	3.7	2.1
Other income, net	(0.1)	0.0
Income before income taxes	3.6	2.1
Income tax expense	0.4	0.2
Net income	3.2%	1.9%

Sales

Sales for the first quarter of 2010 were $571.9 million, a 15% increase from sales of $496.8 million for the same quarter in 2009. During the first quarter of 2010, we saw a continued improvement in the overall business environment when compared to the first quarter of 2009. The increase in sales when comparing the first three months of 2010 to 2009 has been broad based with increases in all of the industry sectors we serve, except for the computers and related products for business enterprises industry. The following table sets forth, for the periods indicated, the percentages of our sales by industry sector.

	Three Months Ended
	March 31,
	2010	2009
Computers and related products for business enterprises	32%	44%
Telecommunication equipment	23	23
Industrial control equipment	24	19
Medical devices	12	13
Testing and instrumentation products	9	1
	100%	100%

During the three months ended March 31, 2010, sales to customers in the testing and instrumentation products industry, industrial control equipment industry, telecommunication equipment industry and medical devices industry increased over 800%, 50%, 11% and 10%, respectively, from 2009. In the first three months of 2010, these increases were partially offset by an 18% decrease in sales to customers in the computers and related products for business enterprises industry. Sales to our customers in the computers and related products for business enterprises industry sector represented 32% of our sales in the first quarter of 2010 compared to 44% of our sales in the first quarter of 2009. Sales to this industry sector decreased $38.5 million from $218.8 million in the first quarter of 2009 to $180.3 million in the first quarter of 2010 due to reduced demand.

Our future sales are dependent on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on us.

A substantial percentage of our sales have been made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. Sales to our largest customer (who supports one of our customers in the computers and related products for business enterprises industry), represented 11% of our sales during the first quarter of 2010 compared to 12% of our sales during the first quarter of 2009. Sales to our largest customer increased $2.5 million from $60.3 million in the first quarter of 2009 to $62.8 million in the first quarter of 2010.

Our international operations are subject to the risks of doing business abroad. These risks have not had a material adverse effect on our results of operations through March 31, 2010. However, we can make no assurances that there will not be an adverse impact in the future. See Part II, Item 1A for factors pertaining to our international sales and fluctuations in the exchange rates of foreign currency and for further discussion of potential adverse effects in operating results associated with the risks of doing business abroad. During the first three months of 2010 and 2009, 49% and 48%, respectively, of our sales were from our international operations.

Gross Profit

Gross profit increased 43% to $45.3 million for the three months ended March 31, 2010 from $31.6 million in the same period of 2009 due primarily to an increase in sales. Gross profit as a percentage of sales increased to 7.9% during the first quarter of 2010 from 6.4% in 2009 primarily due to a better product mix, our operating efficiencies and a better utilization rate due to the higher level of sales. We experience fluctuations in gross profit from period to period. Different programs contribute different gross profits depending on factors such as the types of services involved, location of production, size of the program, complexity of the product, and level of material costs associated with the various products. Moreover, new programs can contribute relatively less to our gross profit in their early stages when manufacturing volumes are usually lower, resulting in inefficiencies and unabsorbed manufacturing overhead costs. In addition, a number of our new and higher volume programs remain subject to competitive constraints that could exert downward pressure on our margins. During periods of low production volume, we generally have idle capacity and reduced gross profit.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 11% to $22.5 million in the first quarter of 2010 from $20.3 million in the first quarter of 2009. Selling, general and administrative expenses, as a percentage of sales, were 3.9% and 4.1%, respectively, for the first quarter of 2010 and 2009. The increase in selling, general and administrative expenses is primarily due to resources necessary to support our customers’ higher sales volumes in the first quarter of 2010 compared to the same period in 2009. The decrease in selling, general and administrative expenses as a percentage of sales is primarily associated with the impact of higher sales volumes in the first quarter of 2010.

Restructuring Charges

We recognized $1.7 million in restructuring charges during the first quarter of 2010 related to capacity reduction and reductions in workforce in certain facilities primarily in the Americas. See Note 12 to the Condensed Consolidated Financial Statements in Item 1 of this report.

Interest Income

Interest income for the three-month periods ended March 31, 2010 and 2009 was $0.4 million and $0.8 million, respectively. The decrease is due to the overall decline in market rates of interest.

Interest Expense

Interest expense for the three-month periods ended March 31, 2010 and 2009 was $0.3 million and $0.4 million, respectively.

Income Tax Expense

Income tax expense of $2.5 million represented an effective tax rate of 12.2% for the three months ended March 31, 2010, compared with $1.0 million at an effective tax rate of 10.0% for the same period in 2009. The increase in the effective tax rate is primarily due to a decrease in tax incentives in certain foreign locations in the first three months of 2010. See Note 7 to the Condensed Consolidated Financial Statements in Item 1 of this report.

Net Income

We reported net income of $18.3 million, or diluted earnings per share of $0.29 for the first three months of 2010, compared with net income of $9.2 million, or diluted earnings per share of $0.14 for the same period of 2009. The net increase of $9.0 million from 2009 was primarily due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES
We have historically financed our growth and operations through funds generated from operations, proceeds from the sale and maturity of our investments and funds borrowed under our credit facilities. Cash and cash equivalents decreased to $400.6 million at March 31, 2010 from $421.2 million at December 31, 2009.

Cash provided by operating activities was $5.9 million in 2010. The cash provided by operations during 2010 consisted primarily of $18.3 million of net income adjusted for $10.3 million of depreciation and amortization, an $8.2 million decrease in accounts receivable, and a $21.3 million increase in accounts payable, offset by a $47.4 million increase in inventories, and a $4.8 million increase in prepaid expenses and other assets. Working capital was $860.1 million at March 31, 2010 and $859.1 million at December 31, 2009.

We are continuing the practice of purchasing components only after customer orders or forecasts are received, which mitigates, but does not eliminate, the risk of loss on inventories. Supplies of electronic components and other materials used in operations are subject to industry-wide shortages. In certain instances, suppliers may allocate available quantities to us. If shortages of these components and other material supplies used in operations occur, vendors may not ship the quantities we need for production and we may be forced to delay shipments, which would increase backorders. Decreases in order activity in the first half of 2009 for the major electronic component suppliers resulted in cutbacks of manufacturing capacity. When demand started to recover in the third quarter of 2009, the supply base initiated actions to expand manufacturing capacity back to current levels of demand. This resulted in the elongation of the lead time for certain components over the latter part of 2009 and into the first three months of 2010.

Cash used in investing activities was $9.2 million for the three months ended March 31, 2010 primarily due to the purchases of additional property, plant and equipment totaling $9.5 million. Purchases of additional property, plant and equipment were primarily concentrated in manufacturing production equipment in the Americas and Asia to support our ongoing business to expand certain existing manufacturing operations.

Cash used in financing activities was $16.3 million for the three months ended March 31, 2010. Share repurchases totaled $17.7 million and we received $1.2 million from the exercise of stock options.

Under the terms of a credit agreement (the Credit Agreement), we have a $100 million five-year revolving credit facility for general corporate purposes with a maturity date of December 21, 2012. The Credit Agreement includes an accordion feature under which total commitments under the facility may be increased by an additional $100 million, subject to satisfaction of certain conditions. Interest on outstanding borrowings under the Credit Agreement is payable quarterly, at our option, at LIBOR plus 0.75% to 1.75% or a prime rate plus 0.00% to 0.25%, based upon our debt ratio as specified in the Credit Agreement. A commitment fee of 0.15% to 0.35% per annum (based upon our debt ratio) on the unused portion of the revolving credit line is payable quarterly in arrears. As of March 31, 2010, we had no borrowings outstanding under the Credit Agreement, $0.1 million in outstanding letters of credit and $99.9 million was available for future borrowings.

The Credit Agreement is secured by our domestic inventory and accounts receivable, 100% of the stock of our domestic subsidiaries, and 65% of the voting capital stock of each direct foreign subsidiary and substantially all of our and our domestic subsidiaries’ other tangible and intangible assets. The Credit Agreement contains customary financial covenants as to working capital, debt leverage, fixed charges, and consolidated net worth, and restricts our ability to incur additional debt, pay dividends, sell assets and to merge or consolidate with other persons. As of March 31, 2010, we were in compliance with all such covenants and restrictions.

Our Thailand subsidiary has a multi-purpose credit facility with Kasikornbank Public Company Limited (the Thai Credit Facility) that provides for approximately $10.8 million (350 million Thai baht) in working capital availability. The Thai Credit Facility is secured by land and buildings in Thailand. Availability of funds under the Thai Credit Facility is reviewed annually and is currently accessible through October 2010. As of March 31, 2010, our Thailand subsidiary had no working capital borrowings outstanding.

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

As of March 31, 2010, we had cash and cash equivalents totaling $400.6 million and $99.9 million available for borrowings under our revolving credit line. We believe that during the next twelve months, our capital expenditures will be approximately $35 to $45 million, principally for machinery and equipment to support our ongoing business around the globe. On July 24, 2008, our Board of Directors approved the repurchase of up to $100 million of our outstanding common shares (the 2008 Repurchase Program). On March 3, 2010, our Board of Directors approved the additional repurchase of up to $100 million of our outstanding common shares (the 2010 Repurchase Program). As of March 31, 2010, we have $132.6 million remaining under the 2008 and 2010 Repurchase Programs to repurchase additional shares. We are under no commitment or obligation to repurchase any particular amount of common shares. Management believes that our existing cash balances and funds generated from operations will be sufficient to permit us to meet our liquidity requirements over the next twelve months. Management further believes that our ongoing cash flows from operations and any borrowings we may incur under our credit facilities will enable us to meet operating cash requirements in future years. Should we desire to consummate significant acquisition opportunities, our capital needs would increase and could possibly result in our need to increase available borrowings under our revolving credit facility or access public or private debt and equity markets. There can be no assurance, however, that we would be successful in raising additional debt or equity on terms that we would consider acceptable.

CONTRACTUAL OBLIGATIONS

We have certain contractual obligations for operating leases that were summarized in a table of Contractual Obligations in our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes to our contractual obligations, outside of the ordinary course of our business, since December 31, 2009.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2010, we did not have any significant off-balance sheet arrangements.

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

We do not use derivative financial instruments for speculative purposes. As of March 31, 2010, we did not have any foreign currency hedges. In the future, significant transactions involving our international operations may cause us to consider engaging in hedging transactions to attempt to mitigate our exposure to fluctuations in foreign exchange rates. These exposures are primarily, but not limited to, vendor payments and intercompany balances in currencies other than the currency in which our foreign operations primarily generate and expend cash. Our international operations in some instances operate in a natural hedge because both operating expenses and a portion of sales are denominated in local currency. Our sales are substantially denominated in U.S. dollars. Our foreign currency cash flows are generated in certain Asian and European countries, Mexico and Brazil.

We are also exposed to market risk for changes in interest rates, a portion of which relates to our invested cash balances. We do not use derivative financial instruments in our investing activities. We place cash and cash equivalents and investments with various major financial institutions. We protect our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by generally investing in investment grade securities. As of March 31, 2010, the outstanding amount in the long-term investment portfolio included $49.8 million (par value) of auction rate securities with an average return of approximately 0.42%.

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

Item 1A.       Risk Factors.

There are no material changes to the risk factors set forth in Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.          Unregistered Sales Of Equity Securities And Use Of Proceeds.

(b)  The following table provides information about the Company repurchases of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the quarter ended March 31, 2010, at a total cost of $17.7 million:

ISSUER PURCHASES OF EQUITY SECURITIES
(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares (or	Dollar Value)
			Units)	of Shares (or
			Purchased as	Units) that
	(a) Total		Part of	May Yet Be
	Number of	(b) Average	Publicly	Purchased
	Shares (or	Price Paid per	Announced	Under the
	Units)	Share (or	Plans or	Plans or
Period	Purchased (1)	Unit) (2)	Programs	Programs (3)
January 1 to 31, 2010	270,400	$19.39	270,400	$45.0 million
February 1 to 28, 2010	272,000	$19.03	272,000	$39.8 million
March 1 to 31, 2010	345,000	$20.94	345,000	$132.6 million
Total	887,400	$19.88	887,400

(1) All share repurchases were made on the open market.
(2) Average price paid per share is calculated on a settlement basis and excludes commission.
(3) On July 24, 2008, our Board of Directors approved the repurchase of up to $100 million of our outstanding common shares (the 2008 Repurchase Program). During the three months ended March 31, 2010, we repurchased a total of 887,400 common shares for $17.7 million at an average price of $19.88 per share under the 2008 Repurchase Program. On March 3, 2010, our Board of Directors approved the additional repurchase of up to $100 million of our outstanding common shares (the 2010 Repurchase Program). All shares repurchased through March 31, 2010 were retired.

Item 6.          Exhibits.

31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 6, 2010.

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