Form 10-Q
period 2010-09-30
BENCHMARK ELECTRONICS INC
filed 2010-11-09
CIK 863436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010.

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

As of November 8, 2010 there were 60,922,791 Common Shares of Benchmark Electronics, Inc., par value $0.10 per share, outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30,	December 31,
(in thousands, except par value)	2010	2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$346,299	$421,243
Accounts receivable, net of allowance for doubtful accounts of $739 and $417, respectively	426,868	417,268
Inventories, net	380,644	315,743
Prepaid expenses and other assets	40,472	31,034
Income taxes receivable	3,526	3,526
Deferred income taxes	9,248	9,861
Total current assets	1,207,057	1,198,675
Long-term investments	36,252	45,686
Property, plant and equipment, net of accumulated depreciation of $297,131 and $280,107 respectively	129,171	126,250
Goodwill, net	37,912	37,912
Deferred income taxes	21,829	17,713
Other long-term assets, net	38,212	39,484
	$1,470,433	$1,465,720

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of capital lease obligations	$348	$300
Accounts payable	264,080	275,900
Income taxes payable	11,993	6,464
Accrued liabilities	53,211	56,916
Total current liabilities	329,632	339,580
Capital lease obligations, less current installments	11,110	11,381
Other long-term liabilities	24,064	23,856
Shareholders’ equity:
Preferred shares, $0.10 par value; 5,000 shares authorized, none issued	—	—
Common shares, $0.10 par value; 145,000 shares authorized; issued – 61,330 and 64,208, respectively; outstanding – 61,219 and 64,097, respectively	6,122	6,410
Additional paid-in capital	707,908	732,956
Retained earnings	397,840	356,802
Accumulated other comprehensive loss	(5,971)	(4,993)
Less treasury shares, at cost; 111 shares	(272)	(272)
Total shareholders’ equity	1,105,627	1,090,903
Commitments and contingencies
	$1,470,433	$1,465,720

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2010	2009	2010	2009

Sales	$613,864	$510,461	$1,775,218	$1,489,030
Cost of sales	566,143	473,648	1,635,258	1,386,027
Gross profit	47,721	36,813	139,960	103,003
Selling, general and administrative expenses	23,379	21,385	68,927	62,903
Restructuring charges	452	3,754	2,149	5,901
Income from operations	23,890	11,674	68,884	34,199
Interest expense	(343)	(350)	(1,022)	(1,051)
Interest income	394	382	1,208	1,710
Other income (expense)	1,212	(575)	162	(970)
Income before income taxes	25,153	11,131	69,232	33,888
Income tax benefit (expense)	(2,155)	5,285	(7,207)	3,321
Net income	$22,998	$16,416	$62,025	$37,209

Earnings per share:
Basic	$0.37	$0.25	$0.99	$0.57
Diluted	$0.37	$0.25	$0.98	$0.57

Weighted-average number of shares outstanding:
Basic	61,712	64,754	62,597	64,955
Diluted	62,103	65,194	63,162	65,206

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009

Net income	$22,998	$16,416	$62,025	$37,209
Other comprehensive income (loss):
Foreign currency translation adjustments	6,283	2,999	(1,740)	4,484
Unrealized gain on investments, net of tax	543	462	791	1,044
Other	(30)	(1)	(29)	(6)
Comprehensive income	$29,794	$19,876	$61,047	$42,731

The components of accumulated other comprehensive loss are as follows:

	September 30,	December 31,
(in thousands)	2010	2009
Foreign currency translation losses	$(2,193)	$(453)
Unrealized loss on investments, net of tax	(3,598)	(4,389)
Other	(180)	(151)
Accumulated other comprehensive loss	$(5,971)	$(4,993)

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders’ Equity
(unaudited)

					Accumulated
			Additional		other		Total
		Common	paid-in	Retained	comprehensive	Treasury	shareholders’
(in thousands)	Shares	shares	capital	earnings	loss	shares	equity
Balances, December 31, 2009	64,097	$6,410	$732,956	$356,802	$(4,993)	$(272)	$1,090,903
Stock-based compensation expense	—	—	4,376	—	—	—	4,376
Shares repurchased and retired	(3,004)	(300)	(32,290)	(20,987)	—	—	(53,577)
Stock options exercised	133	13	1,733	—	—	—	1,746
Restricted shares cancelled	(7)	(1)	1	—	—	—	—
Excess tax benefit of stock-based compensation	—	—	1,132	—	—	—	1,132
Comprehensive income (loss)	—	—	—	62,025	(978)	—	61,047
Balances, September 30, 2010	61,219	$6,122	$707,908	$397,840	$(5,971)	$(272)	$1,105,627

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2010	2009
Cash flows from operating activities:
Net income	$62,025	$37,209
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	30,216	29,682
Deferred income taxes	(2,624)	(1,866)
(Gain) loss on the sale of property, plant and equipment	(69)	6
Asset impairment	105	—
Stock-based compensation expense	4,376	3,886
Excess tax benefits from stock-based compensation	(846)	(189)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(10,804)	45,089
Inventories	(65,981)	59,127
Prepaid expenses and other assets	(13,866)	(1,627)
Accounts payable	(11,183)	(51,414)
Accrued liabilities	(560)	3,484
Income taxes	4,348	(5,887)
Net cash provided by (used in) operations	(4,863)	117,500
Cash flows from investing activities:
Proceeds from redemptions of investments	10,225	2,900
Additions to property, plant and equipment	(28,934)	(14,311)
Proceeds from the sale of property, plant and equipment	231	157
Additions to purchased software	(117)	(59)
Business acquisition	—	(10,552)
Purchase of intangible asset	—	(11,300)
Net cash used in investing activities	(18,595)	(33,165)
Cash flows from financing activities:
Proceeds from stock options exercised	1,746	1,124
Excess tax benefits from stock-based compensation	846	189
Principal payments on capital lease obligations	(223)	(191)
Share repurchases	(53,577)	(10,024)
Proceeds from warrants exercised	—	203
Net cash used in financing activities	(51,208)	(8,699)
Effect of exchange rate changes	(278)	2,714
Net increase (decrease) in cash and cash equivalents	(74,944)	78,350
Cash and cash equivalents at beginning of year	421,243	359,694
Cash and cash equivalents at September 30	$346,299	$438,044

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

Note 2 – Stock-Based Compensation
The Benchmark Electronics, Inc. 2000 Stock Awards Plan (the 2000 Plan) and the Benchmark Electronics, Inc. 2010 Omnibus Incentive Compensation Plan (the 2010 Plan) permit the grant of a variety of types of awards, including stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance awards, and phantom stock awards, or any combination thereof, to any director, officer, employee or consultant of the Company. Stock options are granted with an exercise price equal to the market price of the Company’s common shares on the date of grant, vest over a four-year period from the date of grant and have a term of ten years. Restricted shares and phantom stock awards granted to employees vest over a four-year period from the date of grant, subject to the continued employment of the employee by the Company. The 2000 Plan expired on February 16, 2010 and no additional grants can be made under that plan. The 2010 Plan was approved by the Company’s shareholders on May 18, 2010 and replaced the 2000 Plan. Members of the Board of Directors of the Company who are not employees of the Company participate in a separate stock option plan that provides for the granting of stock options upon the occurrence of the non-employee director’s election or re-election to the Board of Directors. All awards under the non-employee director stock option plan are fully vested upon the date of grant and have a term of ten years. As of September 30, 2010, 5.2 million additional common shares are available for issuance under the Company’s existing plans.

All share-based payments to plan participants, including grants of stock options, are recognized in the financial statements based on their fair values. The total compensation cost recognized for stock-based awards was $1.2 million and $4.4 million for the three and nine months ended September 30, 2010, and $1.4 million and $3.9 million for the three and nine months ended September 30, 2009. The compensation expense for stock-based awards includes an estimate for forfeitures and is recognized over the vesting period of the awards using the straight-line method. Cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards (excess tax benefits) are classified as cash flows from financing activities. Awards of restricted shares and phantom stock are valued at the closing market price of the Company’s common shares on the date of grant.

As of September 30, 2010, there was approximately $5.6 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 1.6 years. As of September 30, 2010, there was $3.1 million of total unrecognized compensation cost related to restricted share awards. That cost is expected to be recognized over a weighted-average period of 2.7 years. As of September 30, 2010, there was $0.9 million of total unrecognized compensation cost related to phantom stock awards. That cost is expected to be recognized over a weighted-average period of 2.8 years.

The Company did not issue any options during the three months ended September 30, 2010 or 2009. During both the nine months ended September 30, 2010 and 2009, the Company issued 61 thousand options to the non-employee directors. The weighted-average assumptions used to value the options granted during the three and nine months ended September 30, 2010 and 2009, were as follows:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Expected term of options	—	—	7.0 years	7.0 years
Expected volatility	—	—	40%	44%
Risk-free interest rate	—	—	2.94%	3.03%
Dividend yield	—	—	zero	zero

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

The weighted-average fair value per option granted during the nine months ended September 30, 2010 was $9.03. The total cash received as a result of stock option exercises for the nine months ended September 30, 2010 and 2009 was $1.7 million and $1.1 million, respectively, and the excess tax benefit realized as a result of the stock option exercises was $1.2 million and $0.2 million, respectively. For the nine months ended September 30, 2010 and 2009, the total intrinsic value of stock options exercised was $0.9 million and $0.6 million, respectively. The Company realized an excess tax benefit of $24 thousand during the nine months ended September 30, 2010 related to the vesting of restricted shares, which has been recorded as an increase to additional paid-in capital.

The following table summarizes the activities relating to the Company’s stock options:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value
Outstanding at December 31, 2009	5,531	$19.20	6.18
Granted	61	$19.41
Exercised	(133)	$13.12
Forfeited or expired	(223)	$25.28
Outstanding at September 30, 2010	5,236	$19.10	5.61	$6,986
Exercisable at September 30, 2010	3,263	$20.20	4.20	$4,310

The aggregate intrinsic value in the table above is before income taxes and is calculated as the difference between the exercise price of the underlying options and the Company’s closing stock price of $16.40 as of the last business day of the period ended September 30, 2010 for options that had exercise prices that were below the closing price.

The following table summarizes the activities related to the Company’s restricted shares:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Non-vested shares outstanding at December 31, 2009	290	$16.67
Vested	(19)	$17.54
Forfeited	(7)	$17.02
Non-vested shares outstanding at September 30, 2010	264	$16.60

The following table summarizes the activities related to the Company’s phantom stock awards:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Non-vested shares outstanding at December 31, 2009	81	$16.50
Forfeited	(6)	$16.63
Non-vested shares outstanding at September 30, 2010	75	$16.49

As of September 30, 2010, there were no vested phantom stock awards.

Note 3 – Earnings Per Share
Basic earnings per share is computed using the weighted-average number of shares outstanding. Diluted earnings per share is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding stock equivalents during the three and nine months ended September 30, 2010 and 2009. Stock equivalents include common shares issuable upon the exercise of stock options and other equity instruments, and are computed using the treasury stock method. Under the treasury stock method, the exercise price of a share, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of estimated tax benefits that would be recorded in paid-in-capital, if any, when the share is exercised are assumed to be used to repurchase shares in the current period.

The following table sets forth the calculation of basic and diluted earnings per share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income	$22,998	$16,416	$62,025	$37,209

Denominator for basic earnings per share - weighted-average number of common shares outstanding during the period	61,712	64,754	62,597	64,955
Incremental common shares attributable to exercise of outstanding dilutive options	305	388	474	210
Incremental common shares attributable to outstanding restricted shares and phantom stock	86	50	91	27
Incremental common shares attributable to exercise of warrants	—	2	—	14
Denominator for diluted earnings per share	62,103	65,194	63,162	65,206

Basic earnings per share	$0.37	$0.25	$0.99	$0.57
Diluted earnings per share	$0.37	$0.25	$0.98	$0.57

Options to purchase 3.7 million and 2.9 million common shares for both the three and nine months ended September 30, 2010, respectively, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares. Options to purchase 3.3 million and 3.6 million common shares for the three and nine months September 30, 2009, respectively, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares.

Note 4 – Goodwill and Other Intangible Assets
Goodwill associated with the Company’s Asia business segment totaled $37.9 million at September 30, 2010 and December 31, 2009.

Other intangible assets included in other long-term assets in the accompanying condensed consolidated balance sheet as of September 30, 2010 and December 31, 2009 were as follows:
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Customer relationships	$17,849	$(6,737)	$11,112
Technology licenses	11,300	(3,629)	7,671
Other	868	(88)	780
Other intangible assets, September 30, 2010	$30,017	$(10,454)	$19,563

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Customer relationships	$17,944	$(5,432)	$12,512
Technology licenses	11,300	(1,698)	9,602
Other	868	(70)	798
Other intangible assets, December 31, 2009	$30,112	$(7,200)	$22,912

Customer relationships are being amortized on a straight-line basis over a period of ten years. In March 2009, the Company acquired certain technology licenses for $11.3 million. Technology licenses are being amortized over their estimated useful lives in proportion to the economic benefits consumed. Amortization of other intangible assets for the nine months ended September 30, 2010 and 2009 was $3.3 million and $2.4 million, respectively.

The estimated future amortization expense of other intangible assets for each of the next five years is as follows:

Year ending December 31,	Amount
2010 (remaining three months)	$979
2011	4,371
2012	4,391
2013	3,818
2014	1,812

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

Interest on outstanding borrowings under the Credit Agreement is payable quarterly, at the Company’s option, at either LIBOR plus 0.75% to 1.75% or a prime rate plus 0.00% to 0.25%, based upon the Company’s debt ratio as specified in the Credit Agreement. A commitment fee of 0.15% to 0.35% per annum (based upon the Company’s debt ratio) on the unused portion of the revolving credit line is payable quarterly in arrears. As of September 30, 2010, the Company had no borrowings outstanding under the Credit Agreement, $0.1 million in outstanding letters of credit and $99.9 million was available for future borrowings.

The Credit Agreement is secured by the Company’s domestic inventory and accounts receivable, 100% of the stock of the Company’s domestic subsidiaries, 65% of the voting capital stock of each direct foreign subsidiary and substantially all of the other tangible and intangible assets of the Company and its domestic subsidiaries. The Credit Agreement contains customary financial covenants as to working capital, debt leverage, fixed charges, and consolidated net worth, and restricts the ability of the Company to incur additional debt, pay dividends, sell assets, and to merge or consolidate with other persons. As of September 30, 2010, the Company was in compliance with all such covenants and restrictions.

The Company’s Thailand subsidiary has a multi-purpose credit facility with Kasikornbank Public Company Limited (the Thai Credit Facility) that provides for approximately $11.4 million (350 million Thai baht) in working capital availability. The Thai Credit Facility is secured by land and buildings in Thailand. Availability of funds under the Thai Credit Facility is reviewed annually and is currently accessible through October 2011. As of September 30, 2010, the Company’s Thailand subsidiary had no working capital borrowings outstanding.

Note 6 – Inventories
Inventory costs are summarized as follows:

	September 30,	December 31,
	2010	2009
Raw materials	$287,434	$237,294
Work in process	66,232	54,197
Finished goods	26,978	24,252
	$380,644	$315,743

Note 7 – Income Taxes
Income tax benefit (expense) consists of the following:

	Nine Months Ended
	September 30,
	2010	2009
Federal – Current	$(3,052)	$4,101
Foreign – Current	(6,406)	(2,275)
State – Current	(373)	(371)
Deferred	2,624	1,866
	$(7,207)	$3,321

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

The Company has been granted certain tax incentives, including tax holidays, for its subsidiaries in China, Ireland, Malaysia and Thailand. These tax incentives, including tax holidays, expire on various dates through 2015, and are subject to certain conditions with which the Company expects to comply. The net impact of these tax incentives was to lower income tax expense for the nine month periods ended September 30, 2010 and 2009 by approximately $6.7 million (approximately $0.11 per diluted share) and $7.7 million (approximately $0.12 per diluted share), respectively.

As of September 30, 2010, the total amount of the reserve for uncertain tax benefits including interest and penalties is $18.2 million. The reserve is classified as a long-term liability in the consolidated balance sheet unless cash settlement is expected in the next 12 months. The amount of accrued potential interest and penalties on unrecognized tax benefits included in the reserve as of September 30, 2010 is $1.8 million and $1.6 million, respectively. During the three months ended September 30, 2010, the reserve was reduced by $1.4 million as a result of the expiration of the statute of limitations primarily related to an intercompany transaction between two of the Company’s subsidiaries. No other material changes affected the reserve during the three and nine months ended September 30, 2010.

As of September 30, 2010, the Company and its subsidiaries in Brazil, China, Ireland, Luxembourg, Malaysia, Mexico, the Netherlands, Romania, Singapore, Thailand and the United States remain open to examination by the various local taxing authorities, in total or in part, for fiscal years 2004 to 2009. The Company’s subsidiary in Thailand has filed for the refund of $7.7 million of previously paid taxes which is included in prepaid expenses and other assets. The Thailand tax authorities are currently conducting an examination of the applicable filings which is expected to be completed in 2011.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net sales:
Americas	$392,153	$309,098	$1,134,922	$898,861
Asia	222,548	181,923	638,529	524,369
Europe	38,637	43,962	121,705	131,778
Elimination of intersegment sales	(39,474)	(24,522)	(119,938)	(65,978)
	$613,864	$510,461	$1,775,218	$1,489,030

Depreciation and amortization:
Americas	$4,800	$5,136	$15,251	$14,302
Asia	3,388	3,434	10,132	10,487
Europe	717	716	2,156	2,015
Corporate	893	915	2,677	2,878
	$9,798	$10,201	$30,216	$29,682

Income (loss) from operations:
Americas	$16,569	$9,408	$47,342	$22,135
Asia	15,475	13,871	45,527	38,990
Europe	1,607	(3,152)	4,091	(1,308)
Corporate and intersegment eliminations	(9,761)	(8,453)	(28,076)	(25,618)
	$23,890	$11,674	$68,884	$34,199

Capital expenditures:
Americas	$3,782	$3,148	$13,814	$4,885
Asia	4,864	611	12,922	6,244
Europe	713	885	1,570	3,037
Corporate	447	85	745	204
	$9,806	$4,729	$29,051	$14,370

	September 30,	December 31,
	2010	2009
Total assets:
Americas	$578,542	$567,494
Asia	507,312	418,208
Europe	248,303	263,025
Corporate and other	136,276	216,993
	$1,470,433	$1,465,720

Geographic net sales information reflects the destination of the product shipped. Long-lived assets information is based on the physical location of the asset.
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Geographic net sales:
United States	$452,617	$380,160	$1,316,912	$1,100,945
Asia	58,270	42,522	149,811	128,319
Europe	90,919	79,957	271,819	234,535
Other Foreign	12,058	7,822	36,676	25,231
	$613,864	$510,461	$1,775,218	$1,489,030
	September 30,	December 31,
	2010	2009
Long-lived assets:
United States	$73,172	$77,675
Asia	69,130	65,555
Europe	10,064	9,344
Other	15,017	13,160
	$167,383	$165,734
Note 9 – Supplemental Cash Flow Information
The following is additional information concerning supplemental disclosures of cash payments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Income taxes paid, net	$1,774	$3,510	$5,345	$5,442
Interest paid	369	376	1,032	1,055

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

On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act (the Act), which is a comprehensive health care reform bill for the U.S. In addition, on March 30, 2010, President Obama signed into law the reconciliation measure (“Heath Care and Education Reconciliation Act of 2010”), which modifies certain provisions of the Act. Although the new legislation did not have an impact on the Company’s consolidated financial position, results of operation or cash flows in the first nine months of 2010, the Company is continuing to assess the potential impacts on its future obligations, costs, and cash flows related to its health care benefits and post-retirement health-care obligations.

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

The Company recognized restructuring charges during the nine months ended September 30, 2010 and during 2009 primarily related to capacity reduction in Europe and the Americas and reductions in workforce in certain facilities worldwide. In 2008 and 2007, the Company recognized restructuring charges primarily related to reductions in workforce and the re-sizing of certain facilities. The Company also recorded an assumed liability for expected facility closures in connection with a merger during 2007. These charges were recorded pursuant to plans developed and approved by management.

The following table summarizes the 2010 activity in the accrued restructuring balances related to the various restructuring activities described above:
	Balance as of				Foreign	Balance as of
	December 31,	Restructuring	Cash	Non-Cash	Exchange	September 30,
	2009	Charges	Payment	Activity	Adjustments	2010
2010 Restructuring:
Severance	$—	$1,137	$(895)	$—	$—	$242
Other exit costs	—	94	(94)	—	—	—
	—	1,231	(989)	—	—	242
2009 Restructuring:
Severance	1,099	153	(1,247)	—	2	7
Lease facility costs	2,472	99	(650)	—	(193)	1,728
Other exit costs	113	901	(877)	(105)	—	32
	3,684	1,153	(2,774)	(105)	(191)	1,767
2007 Restructuring:
Lease facility costs	373	48	(396)	—	(25)	—
Other exit costs	415	(283)	(73)	—	(40)	19
	788	(235)	(469)	—	(65)	19
Total	$4,472	$2,149	$(4,232)	$(105)	$(256)	$2,028

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

The Company’s financial instruments consist of cash equivalents, accounts receivable, accrued liabilities, accounts payable and capital lease obligations. The Company believes that the carrying value of these instruments approximates their fair value. As of September 30, 2010, $39.9 million (par value) of long-term investments were recorded at fair value. The long-term investments consist of auction rate securities, primarily secured by guaranteed student loans backed by a U.S. government agency, and are classified as available-for-sale. These investments are of a high credit quality with primarily AAA type credit ratings because of the government agency guarantee and other insurance. Auction rate securities are adjustable rate debt instruments whose interest rates were intended to reset every 7 to 35 days through an auction process. Overall changes in the global credit and capital markets led to failed auctions for these securities beginning in early 2008. These failed auctions, in addition to overall global economic conditions, impacted the liquidity of these investments and resulted in our continuing to hold these securities beyond their typical auction reset dates. The market for these types of securities remains illiquid as of September 30, 2010. These securities are classified as long-term investments and the contractual maturity of these securities is over ten years.

These long-term investments were valued using Level 3 inputs as of September 30, 2010, as the assets were subject to valuation using significant unobservable inputs. The Company estimated the fair value of each security with the assistance of an independent valuation firm using a discounted cash flow model to calculate the present value of projected cash flows based on a number of inputs and assumptions including the security structure and terms, the current market conditions and the related impact on the expected weighted average life, interest rate estimates and default risk of the securities.

As of September 30, 2010, the Company has recorded an unrealized loss of $3.6 million on the long-term investments based upon this valuation. This unrealized loss reduced the fair value of the Company’s auction rate securities as of September 30, 2010 to $36.3 million. These investments have been in an unrealized loss position for greater than 12 months.

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

Based on these assessments, the Company has determined that there is no credit loss associated with its auction rate securities as of September 30, 2010, as shown by the cash flows expected to be received over the remaining life of the securities.

The following table provides a reconciliation of the beginning and ending balance of our auction rate securities classified as long-term investments measured at fair value using significant unobservable inputs (Level 3 inputs):

	2010	2009

Balance as of January 1	$45,686	$48,162
Net unrealized gains included in other comprehensive loss	791	1,044
Redemptions of investments	(10,225)	(2,900)

Balance as of September 30	$36,252	$46,306

Unrealized losses still held as of September 30	$3,598	$4,269

The cumulative unrealized loss is included as a component of accumulated other comprehensive loss within shareholders’ equity in the accompanying condensed consolidated balance sheet. As of September 30, 2010, there were no long-term investments measured at fair value using Level 1 or Level 2 inputs. All income generated from these investments is recorded as interest income.

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

OVERVIEW
We are a world-wide provider of integrated electronic manufacturing services. We provide our services to original equipment manufacturers (OEMs) of computers and related products for business enterprises, medical devices, industrial control equipment, testing and instrumentation products, and telecommunication equipment. The services that we provide are commonly referred to as electronics manufacturing services (EMS). We offer our customers comprehensive and integrated design and manufacturing services from initial product design to volume production including direct order fulfillment and post deployment services. Our manufacturing and assembly operations include printed circuit boards and subsystem assembly, box build and systems integration, the process of integrating subsystems and, often, downloading and integrating software, to produce a fully configured product. Our recently added precision technology manufacturing capabilities complement our proven electronic manufacturing expertise by providing further vertical integration of critical mechanical components. These capabilities include precision machining, advanced metal joining, high level assemblies and functional testing for multiple industries including medical, instrumentation, aerospace and semiconductor capital equipment. We also are able to provide specialized engineering services, including product design, printed circuit board layout, prototyping, and test development. We believe that we have developed strengths in the manufacturing process for large, complex, high-density printed circuit boards as well as the ability to manufacture high and low volume products in lower cost regions such as Brazil, China, Malaysia, Mexico, Romania and Thailand.

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

We recognize revenue from the sale of manufactured products built to customer specifications and excess inventory when title and risk of ownership have passed, the price to the buyer is fixed and determinable and collectibility is reasonably assured, which generally is when the goods are shipped. Revenue from design, development and engineering services is recognized when the services are performed and collectibility is reasonably certain. Such services provided under fixed price contracts are accounted for using the percentage of completion method. We assume no significant obligations after product shipment as we typically warrant workmanship only. Therefore, our warranty provisions are immaterial.

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

Summary of Results
Sales for the three months ended September 30, 2010 increased 20% to $613.9 million compared to $510.5 million for the same period of 2009. This increase is a result of a combination of new program wins, an expansion of our service offerings and a continued improvement in the overall business environment when compared to the third quarter of 2009. The increase in sales when comparing the third quarter of 2010 to 2009 has been broad based with increases in all of the industry sectors we serve, except for the medical devices industry. During the three months ended September 30, 2010, sales to customers in the computers and related products for business enterprises industry, testing and instrumentation products industry, industrial control equipment industry, and telecommunication equipment industry increased 5%, 174%, 46% and 16%, respectively, from 2009. In the third quarter of 2010, these increases were partially offset by a 21% decrease in sales to customers in the medical devices industry.

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

Our gross profit as a percentage of sales increased to 7.8% in the three months ended September 30, 2010 from 7.2% in the same period of 2009 primarily due to a better product mix, our operating efficiencies and a better utilization rate due to the higher level of sales. We experience fluctuations in gross profit from period to period. Different programs can contribute different gross profits depending on factors such as the types of services involved, location of production, size of the program, complexity of the product, and level of material costs associated with the various products. New programs can contribute relatively less to our gross profit in their early stages when manufacturing volumes are usually lower, resulting in inefficiencies and unabsorbed manufacturing overhead costs. In addition, new and higher volume programs remain subject to competitive constraints that could exert downward pressure on our margins. During periods of low production volume, we generally have idle capacity and reduced gross profit.

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

Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss would be recognized to the extent that the carrying amount exceeds the asset’s fair value. Goodwill is measured at the reporting unit level, which we have determined to be consistent with our operating segments as defined in Note 8 to the Condensed Consolidated Financial Statements in Item 1 of this report by determining the fair values of the reporting units and comparing those fair values to the carrying values, including goodwill, of the reporting unit. We completed the annual impairment test during the fourth quarter of 2009 and determined that no impairment existed as of December 31, 2009. We estimated that the fair value of our Asia business segment exceeded its carrying amount by approximately 147% at the time our 2009 impairment test was performed. As of September 30, 2010, we had goodwill associated with our Asia business segment of approximately $37.9 million. Circumstances that may lead to future impairment of goodwill include unforeseen decreases in future performance or industry demand and the restructuring of our operations as a result of a change in our business strategy or other factors.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	92.2	92.8	92.1	93.1

Gross profit	7.8	7.2	7.9	6.9
Selling, general and administrative expenses	3.8	4.2	3.9	4.2
Restructuring charges	0.1	0.7	0.1	0.4

Income from operations	3.9	2.3	3.9	2.3
Other income (expense), net	0.2	(0.1)	0.0	(0.0)

Income before income taxes	4.1	2.2	3.9	2.3
Income tax benefit (expense)	(0.4)	1.0	(0.4)	0.2

Net income	3.7%	3.2%	3.5%	2.5%

Sales

Sales for the third quarter of 2010 were $613.9 million, a 20% increase from sales of $510.5 million for the same quarter in 2009. Sales for the nine months ended September 30, 2010 were $1.8 billion, a 19% increase from sales of $1.5 billion for the same period in 2009. This increase is a result of a combination of new program wins, an expansion of our service offerings and a continued improvement in the overall business environment when compared to the first nine months of 2009. The following table sets forth, for the periods indicated, the percentages of our sales by industry sector.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Computers and related products for business enterprises	31%	36%	31%	39%
Telecommunication equipment	22	23	23	24
Industrial control equipment	26	21	25	20
Medical devices	10	15	11	14
Testing and instrumentation products	11	5	10	3

	100%	100%	100%	100%

During the nine months ended September 30, 2010, sales to customers in the testing and instrumentation products industry, industrial control equipment industry, and telecommunication equipment industry increased 326%, 51% and 12%, respectively, from 2009. In the first nine months of 2010, these increases were partially offset by a 4% decrease in sales to customers in computers and related products for business enterprises industry and an 11% decrease in sales to customers in the medical devices industry.

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

Our international operations are subject to the risks of doing business abroad. These risks have not had a material adverse effect on our results of operations through September 30, 2010. However, we can make no assurances that there will not be an adverse impact in the future. See Part II, Item 1A for factors pertaining to our international sales and fluctuations in the exchange rates of foreign currency and for further discussion of potential adverse effects in operating results associated with the risks of doing business abroad. During the first nine months of 2010 and 2009, 48% of our sales were from our international operations.

Gross Profit

Gross profit increased 30% to $47.7 million for the three months ended September 30, 2010 from $36.8 million in the same period of 2009 and increased 36% to $140.0 million for the nine months ended September 30, 2010 from $103.0 million in the same period of 2009 due primarily to an increase in sales. Gross profit as a percentage of sales increased to 7.8% during the third quarter of 2010 from 7.2% in 2009 and increased to 7.9% during the first nine months of 2010 from 6.9% in 2009 primarily due to a better product mix, our operating efficiencies and a better utilization rate due to the higher level of sales. We experience fluctuations in gross profit from period to period. Different programs contribute different gross profits depending on factors such as the types of services involved, location of production, size of the program, complexity of the product, and level of material costs associated with the various products. Moreover, new programs can contribute relatively less to our gross profit in their early stages when manufacturing volumes are usually lower, resulting in inefficiencies and unabsorbed manufacturing overhead costs. In addition, a number of our new and higher volume programs remain subject to competitive constraints that could exert downward pressure on our margins. During periods of low production volume, we generally have idle capacity and reduced gross profit.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 9% to $23.4 million in the third quarter of 2010 from $21.4 million in the third quarter of 2009 and increased 10% to $68.9 million in the first nine months of 2010 from $62.9 million in the same period of 2009. Selling, general and administrative expenses, as a percentage of sales, were 3.8% and 4.2%, respectively, for the third quarter of 2010 and 2009, and 3.9% and 4.2%, respectively, for the first nine months of 2010 and 2009. The increase in selling, general and administrative expenses is primarily due to resources necessary to support our customers’ higher sales volumes in 2010. The decrease in selling, general and administrative expenses as a percentage of sales is primarily associated with the impact of higher sales volumes during 2010.

Restructuring Charges

We recognized $2.1 million in restructuring charges during the first nine months of 2010 related to capacity reduction and reductions in workforce in certain facilities in the Americas and Asia. See Note 12 to the Condensed Consolidated Financial Statements in Item 1 of this report. In the fourth quarter of 2010, we expect to incur approximately $5.0 million in restructuring charges.

Interest Income

Interest income for the nine-month periods ended September 30, 2010 and 2009 was $1.2 million and $1.7 million, respectively. The decrease is primarily due to the overall decline in market rates of interest.

Interest Expense

Interest expense for the nine-month periods ended September 30, 2010 and 2009 was $1.0 million and $1.1 million, respectively.

Income Tax Benefit (Expense)

Income tax expense of $(7.2) million represented an effective tax rate of 10.4% for the nine months ended September 30, 2010, compared to income tax benefit of $3.3 million at an effective tax rate of negative 9.8% for the same period in 2009. In the third quarter of 2009, we recorded a benefit related to a previously closed facility that generated a worthless stock deduction of $2.7 million, a tax benefit related to a revaluation loss in Mexico of $2.4 million and tax benefits totaling $1.9 million primarily related to intercompany pricing deductions. In the third quarter of 2010, we recorded a $1.4 million tax benefit as a result of the expiration of the statute of limitations primarily related to an intercompany transaction between two of our subsidiaries. Excluding these tax benefits, the effective tax rate would have been 12.4% in 2010 compared to 11.0% in 2009. The increase in the effective tax rate is primarily due to a decrease in tax incentives in certain foreign locations in the first nine months of 2010. See Note 7 to the Condensed Consolidated Financial Statements in Item 1 of this report.

Net Income

We reported net income of $62.0 million, or diluted earnings per share of $0.98 for the first nine months of 2010, compared with net income of $37.2 million, or diluted earnings per share of $0.57 for the same period of 2009. The net increase of $24.8 million from 2009 was primarily due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES
We have historically financed our growth and operations through funds generated from operations, proceeds from the sale and maturity of our investments and funds borrowed under our credit facilities. Cash and cash equivalents decreased to $346.3 million at September 30, 2010 from $421.2 million at December 31, 2009.

Cash used in operating activities was $4.9 million for the first nine months of 2010. The cash used in operations during 2010 consisted primarily of $62.0 million of net income adjusted for $30.2 million of depreciation and amortization, offset by a $66.0 million increase in inventories, a $10.8 million increase in accounts receivable, a $13.9 million increase in prepaid expenses and other assets and a $11.2 million decrease in accounts payable. Working capital was $877.4 million at September 30, 2010 and $859.1 million at December 31, 2009.

We are continuing the practice of purchasing components only after customer orders or forecasts are received, which mitigates, but does not eliminate, the risk of loss on inventories. Supplies of electronic components and other materials used in operations are subject to industry-wide shortages. In certain instances, suppliers may allocate available quantities to us. If shortages of these components and other material supplies used in operations occur, vendors may not ship the quantities we need for production and we may be forced to delay shipments, which would increase backorders. Decreases in order activity in the first half of 2009 for the major electronic component suppliers resulted in cutbacks of manufacturing capacity. When demand started to recover in the third quarter of 2009, the supply base initiated actions to expand manufacturing capacity back to current levels of demand. This resulted in the elongation of the lead time for certain components over the latter part of 2009 and into the first nine months of 2010.

Cash used in investing activities was $18.6 million for the nine months ended September 30, 2010 primarily due to the purchases of additional property, plant and equipment totaling $28.9 million offset by redemptions of investments totaling $10.2 million. Purchases of additional property, plant and equipment were primarily concentrated in manufacturing production equipment in the Americas and Asia to support our ongoing business to expand certain existing manufacturing operations.

Cash used in financing activities was $51.2 million for the nine months ended September 30, 2010. Share repurchases totaled $53.6 million, and we received $1.7 million from the exercise of stock options.

Under the terms of a credit agreement (the Credit Agreement), we have a $100 million five-year revolving credit facility for general corporate purposes with a maturity date of December 21, 2012. The Credit Agreement includes an accordion feature under which total commitments under the facility may be increased by an additional $100 million, subject to satisfaction of certain conditions and lender approval. Interest on outstanding borrowings under the Credit Agreement is payable quarterly, at our option, at LIBOR plus 0.75% to 1.75% or a prime rate plus 0.00% to 0.25%, based upon our debt ratio as specified in the Credit Agreement. A commitment fee of 0.15% to 0.35% per annum (based upon our debt ratio) on the unused portion of the revolving credit line is payable quarterly in arrears. As of September 30, 2010, we had no borrowings outstanding under the Credit Agreement, $0.1 million in outstanding letters of credit and $99.9 million was available for future borrowings.

The Credit Agreement is secured by our domestic inventory and accounts receivable, 100% of the stock of our domestic subsidiaries, and 65% of the voting capital stock of each direct foreign subsidiary and substantially all of our and our domestic subsidiaries’ other tangible and intangible assets. The Credit Agreement contains customary financial covenants as to working capital, debt leverage, fixed charges, and consolidated net worth, and restricts our ability to incur additional debt, pay dividends, sell assets and to merge or consolidate with other persons. As of September 30, 2010, we were in compliance with all such covenants and restrictions.

Our Thailand subsidiary has a multi-purpose credit facility with Kasikornbank Public Company Limited (the Thai Credit Facility) that provides for approximately $11.4 million (350 million Thai baht) in working capital availability. The Thai Credit Facility is secured by land and buildings in Thailand. Availability of funds under the Thai Credit Facility is reviewed annually and is currently accessible through October 2011. As of September 30, 2010, our Thailand subsidiary had no working capital borrowings outstanding.

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

As of September 30, 2010, we had cash and cash equivalents totaling $346.3 million and $99.9 million available for borrowings under our revolving credit line. We believe that during the next twelve months, our capital expenditures will be approximately $35 to $45 million, principally for machinery and equipment to support our ongoing business around the globe. In addition, we expect to spend approximately $18 million to expand our precision technology capabilities in Asia. On March 3, 2010, our Board of Directors approved the repurchase of up to $100 million of our outstanding common shares (the 2010 Repurchase Program). As of September 30, 2010, we have $96.7 million remaining under the 2010 Repurchase Program to repurchase additional shares. We are under no commitment or obligation to repurchase any particular amount of common shares. Management believes that our existing cash balances and funds generated from operations will be sufficient to permit us to meet our liquidity requirements over the next twelve months. Management further believes that our ongoing cash flows from operations and any borrowings we may incur under our credit facilities will enable us to meet operating cash requirements in future years. Should we desire to consummate significant acquisition opportunities, our capital needs would increase and could possibly result in our need to increase available borrowings under our revolving credit facility or access public or private debt and equity markets. There can be no assurance, however, that we would be successful in raising additional debt or equity on terms that we would consider acceptable.

CONTRACTUAL OBLIGATIONS

We have certain contractual obligations for operating leases that were summarized in a table of Contractual Obligations in our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes to our contractual obligations, outside of the ordinary course of our business, since December 31, 2009.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2010, we did not have any significant off-balance sheet arrangements.

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

We do not use derivative financial instruments for speculative purposes. As of September 30, 2010, we did not have any foreign currency hedges. In the future, significant transactions involving our international operations may cause us to consider engaging in hedging transactions to attempt to mitigate our exposure to fluctuations in foreign exchange rates. These exposures are primarily, but not limited to, vendor payments and intercompany balances in currencies other than the currency in which our foreign operations primarily generate and expend cash. Our international operations in some instances operate in a natural hedge because both operating expenses and a portion of sales are denominated in local currency. Our sales are substantially denominated in U.S. dollars. Our foreign currency cash flows are generated in certain Asian and European countries, Mexico and Brazil.

We are also exposed to market risk for changes in interest rates, a portion of which relates to our invested cash balances. We do not use derivative financial instruments in our investing activities. We place cash and cash equivalents and investments with various major financial institutions. We protect our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by generally investing in investment grade securities. As of September 30, 2010, the outstanding amount in the long-term investment portfolio included $39.9 million (par value) of auction rate securities with an average return of approximately 0.52%.

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

Item 2.          Unregistered Sales Of Equity Securities And Use Of Proceeds.

(b)  The following table provides information about the Company repurchases of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the quarter ended September 30, 2010, at a total cost of $21.0 million:

ISSUER PURCHASES OF EQUITY SECURITIES
(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares (or	Dollar Value)
			Units)	of Shares (or
			Purchased as	Units) that
	(a) Total		Part of	May Yet Be
	Number of	(b) Average	Publicly	Purchased
	Shares (or	Price Paid per	Announced	Under the
	Units)	Share (or	Plans or	Plans or
Period	Purchased (1)	Unit) (2)	Programs	Programs (3)

July 1 to 31, 2010	315,000	$16.32	315,000	$112.6 million
August 1 to 31, 2010	457,000	$15.58	457,000	$105.4 million
September 1 to 30, 2010	576,550	$15.13	576,550	$96.7 million

Total	1,348,550	$15.56	1,348,550

(1) All share repurchases were made on the open market.
(2) Average price paid per share is calculated on a settlement basis and excludes commission.
(3) On July 24, 2008, our Board of Directors approved the repurchase of up to $100 million of our outstanding common shares (the 2008 Repurchase Program). During the three months ended September 30, 2010, we repurchased a total of 1,138,100 common shares for $17.7 million at an average price of $15.54 per share under the 2008 Repurchase Program. On March 3, 2010, our Board of Directors approved the additional repurchase of up to $100 million of our outstanding common shares (the 2010 Repurchase Program). During the three months ended September 30, 2010, we repurchased a total of 210,450 common shares for $3.3 million at an average price of $15.65 per share under the 2010 Repurchase Program. All shares repurchased through September 30, 2010 were retired.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 8, 2010.

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