Form 10-K
period 2010-12-31
BENCHMARK ELECTRONICS INC
filed 2011-02-25
CIK 863436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 (Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to  ________________

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
Yes ☐  No ☑

As of June 30, 2010, the number of outstanding Common Shares was 62,549,943. As of such date, the aggregate market value of the Common Shares held by non-affiliates, based on the closing price of the Common Shares on the New York Stock Exchange on such date, was approximately $980 million.

As of February 23, 2011, there were 61,144,190 Common Shares of Benchmark Electronics, Inc., par value $0.10 per share, outstanding.

Documents Incorporated by Reference:

Portions of the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders (Part III, Items 10-14).

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

General

We are a worldwide provider of integrated electronic manufacturing services. We provide our services to original equipment manufacturers (OEMs) of computers and related products for business enterprises, medical devices, industrial control equipment, which includes equipment for the aerospace and defense industry, testing and instrumentation products, and telecommunication equipment. The services that we provide are commonly referred to as electronics manufacturing services (EMS). We offer our customers comprehensive and integrated design and manufacturing services from initial product design to volume production including direct order fulfillment and post deployment services. Our manufacturing and assembly operations include printed circuit boards and subsystem assembly, box build and systems integration, the process of integrating subsystems and, often, downloading and integrating software, to produce a fully configured product. Our recently added precision technology manufacturing capabilities complement our proven electronic manufacturing expertise by providing further vertical integration of critical mechanical components. These capabilities include precision machining, advanced metal joining, and functional testing for multiple industries including medical, instrumentation, aerospace and semiconductor capital equipment. We also are able to provide specialized engineering services, including product design, printed circuit board layout, prototyping, and test development. We believe that we have developed strengths in the manufacturing process for large, complex, high-density printed circuit boards as well as the ability to manufacture high and low volume products in lower cost regions such as Brazil, China, Malaysia, Mexico, Romania and Thailand.

We believe that our global manufacturing presence increases our ability to be responsive to our customers’ needs by providing accelerated time-to-market and time-to-volume production of high quality products. These capabilities enable us to build stronger strategic relationships with our customers and to become a more integral part of their operations. Our customers face challenges in planning, procuring and managing their inventories efficiently due to fluctuations in customer demand, product design changes, short product life cycles and component price fluctuations. We employ production management systems to manage their procurement and manufacturing processes in an efficient and cost-effective manner so that, where possible, components arrive on a just-in-time, as-and-when-needed basis. We are a significant purchaser of electronic components and other raw materials, and can capitalize on the economies of scale associated with our relationships with suppliers to negotiate price discounts, obtain components and other raw materials that are in short supply, and return excess components. Our expertise in supply chain management and our relationships with suppliers across the supply chain enable us to reduce our customers’ cost of goods sold and inventory exposure.

We currently operate a total of 51 surface mount production lines (where electrical components are placed and soldered directly onto printed circuit boards) at our domestic facilities and 73 surface mount production lines at our international facilities. Our worldwide facilities include 1.1 million square feet in our domestic facilities in Alabama, Arizona, California, Minnesota, New Hampshire, North Dakota and Texas; and 1.8 million square feet in our international facilities in Brazil, China, Ireland, Malaysia, Mexico, the Netherlands, Romania, Singapore and Thailand.

Our capabilities have continued to grow through acquisitions and through internal expansion. In January 2011, we acquired facilities and certain other assets to expand our precision technology capabilities in Penang, Malaysia. In 2009, we added certain precision machining assets and capabilities in Arizona, California and Mexico through a business acquisition, and we leased a larger facility in Brasov, Romania that expanded our manufacturing capability in Eastern Europe. In 2008, we completed the construction of a new building in Suzhou, China and increased our China manufacturing capacity. In January 2007, we acquired Pemstar Inc. (Pemstar), a publicly traded EMS company headquartered in Rochester, Minnesota. This acquisition expanded our customer base and added depth to our engineering and systems integration capabilities. Additionally, we expanded our relationships with certain customers during 2007 and added a new facility in Penang, Malaysia. Our global operations now include 21 facilities in ten countries.

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

Our Industry

The EMS industry experienced rapid change and growth over most of the past decade as an increasing number of OEMs outsourced their manufacturing requirements. In mid-2001 and again in late 2008, the industry’s revenue declined as a result of significant cutbacks in its customers’ production requirements, which was consistent with overall global economic downturns. OEMs have continued to turn to outsourcing in order to reduce product cost, achieve accelerated time-to-market and time-to-volume production, access advanced design and manufacturing technologies, improve inventory management and purchasing power, and reduce their capital investment in manufacturing resources. Outsourcing enables OEMs to concentrate on what they believe to be their core strengths, such as new product definition, marketing and sales. In addition, the number of industries serviced by EMS providers and these providers’ market penetration in certain industries has increased in recent years. We believe further growth opportunities exist for EMS providers to penetrate the worldwide electronics markets. However, the recent global economic downturn has had a negative effect on demand for our customers’ products and thus adversely affected our sales.

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

•
Deliver Complete High and Low Volume Manufacturing Solutions Globally. We believe OEMs are increasingly requiring a wide range of specialized engineering and manufacturing services from EMS providers in order to reduce costs and accelerate their time-to-market and time-to-volume production. Building on our integrated engineering and manufacturing capabilities, we offer services from initial product design and test to final product assembly and distribution to OEM customers. Our systems integration assembly and direct order fulfillment services allow our customers to reduce product cost and risk of product obsolescence by reducing their total work-in-process and finished goods inventory. These services are available at many of our manufacturing locations. In 2009, we added certain precision machining assets and capabilities to provide precision machining, metal joining and complex electromechanical manufacturing services in Arizona, California and Mexico. In January 2011, we acquired facilities and certain other assets to expand our precision technologies capabilities in Penang, Malaysia. This expansion will provide sheet metal and frames fabrication services, advanced metal joining and grinding services, along with complex mechanical assembly and machining services in Asia. We also offer our customers high volume production in low cost regions of the world, such as Brazil, China, Malaysia, Mexico, Romania and Thailand. These full service capabilities allow us to offer customers the flexibility to move quickly from design and initial product introduction to production and distribution. We offer our customers the opportunity to combine the benefits of low cost manufacturing (for the portions of their products or systems that can benefit from the use of these geographic areas) with the benefits and capabilities of our higher complexity support of systems integration in Asia, Europe or the United States.

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

•
Continue Our Global Expansion. A network of strategically positioned facilities can reduce costs, simplify and shorten an OEM’s supply chain and thus reduce the time it takes to bring product to market. We are committed to geographic expansion in order to support our customers with cost-effective and timely delivery of quality products and services worldwide. Our acquisition of facilities in Malaysia, Romania and the Netherlands has expanded our service scope to provide a global manufacturing solution to our customers through our 21 facilities in ten countries located in Brazil, China, Ireland, Malaysia, Mexico, the Netherlands, Romania, Singapore, Thailand and the United States.

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

Services We Provide

We offer a wide range of engineering, automation, test, manufacturing and fulfillment solutions that support our customers’ products from initial design through prototyping, design validation, testing, ramp-to-volume production, worldwide distribution and aftermarket support. We support all of our service offerings with supply chain management systems, superior quality program management and sophisticated information technology systems. Our comprehensive service offerings enable us to provide a complete solution for our customers’ outsourcing requirements.

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

•
New Product Design, Prototype, Test and Related Engineering Solutions. We offer a full spectrum of new product design, automation, test development, prototype and related engineering solutions. Our concurrent engineering approach shortens product development cycles and gives our customers a competitive advantage in time-to-market and time-to-profit. Our multi-disciplined engineering teams provide expertise in a number of core competencies critical to serving OEMs in our target markets, including award-winning industrial design, mechanical and electrical hardware, firmware, software and systems integration and support. We create specifications, designs and quick-turn prototypes, and validate and ramp our customers’ products into high volume manufacturing.

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

•
Systems Assembly & Test. We work with our customers to develop product-specific test strategies. Our test capabilities include manufacturing defect analysis, in-circuit tests to test the circuitry of the board and functional tests to confirm that the board or assembly operates in accordance with its final design and manufacturing specifications. We either custom design test equipment and software ourselves or use test equipment and software provided by our customers. We also offer our own internally designed functional test solutions for cost effective and flexible test solutions. In addition, we provide environmental stress tests of assemblies of boards or systems.

We also have expertise in advanced precision and electromechanical technologies and optical manufacturing services. In order to meet our customers’ demand for systems assembly and test solutions, we offer subassembly build, final assembly, functionality testing, configuration and software installation and final packaging services.

Precision Electromechanical Assembly and Test. We offer a full spectrum of precision subsystem and system integration services. These services include assembly, configuration and test of complex computers and related products for business enterprises, medical devices, industrial control equipment, which includes equipment for the aerospace and defense industry, testing and instrumentation products, and telecommunication equipment. We design, develop and build product specific manufacturing processes utilizing manual, mechanized or fully automated lines to meet our customers’ product volume and quality requirements. All of our assembly and test processes are developed according to customer specifications and replicated within our facilities. Product life cycle testing services are provided such as Ongoing Reliability Testing where units are continuously cycled for extended testing while monitoring for early life failures.

Failure Analysis. We offer an array of analytical solutions and expertise to challenging issues that face our customers. This includes focused techniques for failure mode, failure mechanism, and root cause determination. Specialized analytical skill sets associated with electrical, mechanical, and metallurgical disciplines are used in conjunction with a vast array of equipment such as ion chromatography, x-ray florescence, and scanning electron microscopy. Our state-of-the-art lab facilities provide customers with detailed reporting and support in an unbiased, timely, and cost-effective manner. Mastering emerging technologies coupled with a complete understanding of potential failure mechanisms positions us to exceed customer expectations and maintain our technological diversity.

Direct Order Fulfillment. We provide direct order fulfillment for certain of our OEM customers. Direct order fulfillment involves receiving customer orders, configuring products to quickly fill the orders and delivering the products either to the OEM, a distribution channel or directly to the end customer. We manage our direct order fulfillment processes using a core set of common systems and processes that receive order information from the customer and provide comprehensive supply chain management, including procurement and production planning. These systems and processes enable us to process orders for multiple system configurations, and varying production quantities, including single units. Our direct order fulfillment services include build-to-order (BTO) and configure-to-order (CTO) capabilities. BTO involves building a complete system in real-time to a highly customized configuration ordered by the OEM customer. CTO involves configuring systems to an end customer’s specifications at the time the product is ordered. The end customer typically places this order by choosing from a variety of possible system configurations and options. We are capable of meeting a 2 to 24 hour turnaround time for BTO and CTO. We support our direct order fulfillment services with logistics that include delivery of parts and assemblies to the final assembly site, distribution and shipment of finished systems, and processing of customer returns.

Aftermarket Non-Warranty Services. We provide our customers with a range of aftermarket non-warranty services, including repair, replacement, refurbishment, remanufacturing, exchange, systems upgrade and spare part manufacturing throughout a product’s life cycle. These services are tracked and supported by specific information technology systems that can be tailored to meet our customers’ individual requirements.

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

Supply Chain Management. Our inventory management and volume procurement capabilities contribute to assurance of supply, cost reductions and reduce total cycle time. Our materials strategy is focused on leveraging our procurement volume companywide while providing local execution for maximum flexibility at the division level. In addition, our systems integration facilities have developed material processes required to support system integration operations.

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

We also provide our customers with a comprehensive set of manufacturing technologies and solutions which include:
•	Pin Thru Hole;
•	Surface Mount Technology;
•	Fine Pitch;
•	Ball Grid Array;
•	Part on Part;
•	Flip Chip;
•	Chip On Board/Wire Bonding;
•	In-Circuit Test;
•	Board Level Functional Test; and
•	Stress Testing.

We also provide specialized solutions in support of Optical and Wireless components and systems which include:
•	Adhesives;
•	Conformal Coating;
•	Laser Welding;
•	Hybrid Optical/Electrical Printed Circuit Board Assembly and Test; and
•	Sub-Micron Alignment of Optical Sub-Assemblies.

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

Precision Technologies. We provide precision machining, metal joining and complex electromechanical manufacturing services and utilize the following precision technologies:
•	Complex Small / Medium / Large Computer Numerical Controlled Machining;
•	Precision Multi-Axis Grinding of Aerospace Engine Blades, Vanes and Nozzles;
•	Precision Grinding of Mass Spectrometer Components;
•	Sinker Electrical Discharge Machining;
•	Turnkey Precision Clean Room Module Assembly and Functional Test; and
•	Major Electromechanical Sub Assembly.

Marketing and Customers

We market our services primarily through a direct sales force and, in select markets, independent marketing representatives. In addition, our divisional and executive management teams are an integral part of our sales and marketing teams. We generally enter into supply arrangements with our customers. These arrangements, similar to purchase orders, generally govern the conduct of business between our customer and ourselves relating to, among other things, the manufacture of products which in many cases were previously produced by the customer itself. Such arrangements generally identify the specific products to be manufactured, quality and production requirements, product pricing and materials management. There can be no assurance that at any time these arrangements will remain in effect or be renewed.

Our key customer accounts are supported by a dedicated team, including a global account manager who is directly responsible for account management. Global account managers coordinate activities across divisions to effectively satisfy customer requirements and have direct access to our executive management to quickly address customer concerns. Local customer account teams further support the global teams and are linked by a comprehensive communications and information management infrastructure. In addition, our executive management, including our chief executive officer, Cary Fu, and our president, Gayla Delly, are heavily involved in customer relations and devote significant attention to broadening existing and developing new customer relationships.

The following table sets forth the percentages of our sales by industry for 2010, 2009 and 2008.

	2010	2009	2008

Computers and related products for business enterprises	32%	39%	48%
Industrial control equipment	25	20	16
Telecommunication equipment	23	23	18
Medical devices	10	14	14
Testing and instrumentation products	10	4	4

Historically, a substantial percentage of our sales have been made to a small number of customers. Sales to our ten largest customers represented 47%, 52% and 58% of our sales in 2010, 2009 and 2008, respectively. In 2009, Oneida Nation Electronics, Inc. (Oneida Nation) represented 14% of our sales. Oneida Nation supported and had a business arrangement with one of our end-user customers in the computers and related products for business enterprises industry. In the third quarter of 2010, the business arrangement between Oneida Nation and our end-user customer ended. Subsequent to that date, sales of the goods by Benchmark that had previously been sold to Oneida Nation are now sold directly to our end-user customer. In 2010, the combined total product sales to Oneida Nation and our end-user customer represented 13% of our sales. However, no one customer represented 10% or more of our sales in 2010. In 2008, Sun Microsystems, Inc. represented 16% of our sales. The loss of a major customer, if not replaced, would adversely affect us. Our future sales are dependent on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on us.

Suppliers

We maintain a network of suppliers of components and other materials used in our operations. We procure components when a purchase order or forecast is received from a customer and occasionally utilize components or other materials for which a supplier is the single source of supply. If any of these single source suppliers were to be unable to provide these materials, a shortage of these components could temporarily interrupt our operations and lower our profits until such time as an alternate component could be identified and qualified for use. Although we experience component shortages and longer lead times for various components from time to time, we have generally been able to reduce the impact of the component shortages by working with customers to reschedule deliveries, by working with suppliers to provide the needed components using just-in-time inventory programs, or by purchasing components at somewhat higher prices from distributors rather than directly from manufacturers. In addition, by developing long-term relationships with suppliers, we have been better able to minimize the effects of component shortages compared to manufacturers without such relationships. The goal of these procedures is to reduce our inventory risk.

Backlog

We had sales backlog of approximately $1.5 billion at December 31, 2010, as compared to the 2009 year-end backlog of $1.2 billion. Backlog consists of purchase orders received, including, in some instances, forecast requirements released for production under customer contracts. Although we expect to fill substantially all of our year-end backlog during 2011, we currently do not have long-term agreements with all of our customers and customer orders can be canceled, changed or delayed by customers. The timely replacement of canceled, changed or delayed orders with orders from new customers cannot be assured, nor can there be any assurance that any of our current customers will continue to utilize our services. Because of these factors, our backlog is not a meaningful indicator of future financial results.

Competition

The electronics manufacturing services we provide are available from many independent sources as well as from the in-house manufacturing capabilities of current and potential customers. Our competitors include Celestica Inc., Flextronics International Ltd., Hon Hai Precision Industry Co., Ltd., Jabil Circuit, Inc., Plexus Corp and Sanmina-SCI Corporation, who may be more established in the industry and have substantially greater financial, manufacturing or marketing resources than we do. We believe that the principal competitive factors in our targeted markets are engineering capabilities, product quality, flexibility, cost and timeliness in responding to design and schedule changes, reliability in meeting product delivery schedules, pricing, technological sophistication and geographic location.

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

Employees

As of December 31, 2010, we employed 9,990 people, of whom 7,477 were engaged in manufacturing and operations, 1,266 in materials control and procurement, 462 in design and development, 284 in marketing and sales, and 501 in administration. None of our domestic employees are represented by a labor union. In certain international locations, our employees are represented by labor unions and by works councils. Some European countries also often have mandatory legal provisions regarding terms of employment, severance compensation and other conditions of employment that are more restrictive than U.S. laws. We have never experienced a strike or similar work stoppage and we believe that our employee relations are satisfactory.

Segments and International Operations

We have manufacturing facilities in the Americas, Asia and Europe regions to serve our customers. Benchmark is operated and managed geographically and management evaluates performance and allocates resources on a geographic basis. We currently operate outside the United States in Brazil, China, Ireland, Malaysia, Mexico, the Netherlands, Romania, Singapore and Thailand. During 2010 and 2009, 48% and 47%, respectively, of our sales were from our international operations. As a result of customer demand overseas, we expect foreign sales to increase. Our foreign sales and operations are subject to risk of doing business abroad, including fluctuations in the value of currency, export duties, import controls and trade barriers, including stoppages, longer payment cycles, burdens of complying with a wide variety of foreign laws and, in certain parts of the world, political instability. While, to date, these factors have not had a material adverse effect on our results of operations, there can be no assurances that there will not be an adverse impact in the future. See Note 9 and Note 13 of Notes to Consolidated Financial Statements in Item 8 of this report for segment and geographical information.

Available Information

Our internet address is http://www.bench.com. We make available free of charge through our internet website our filings with the Securities and Exchange Commission (SEC), including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the SEC. All reports we file with the SEC are also available free of charge via EDGAR through the SEC’s website at http://www.sec.gov or to read and copy at the SEC Public Reference Room located at 100 F Street NE, Washington, DC 20549. Information can be obtained on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

 Risk Factors

Continued adverse market conditions in the electronics industry could reduce our future sales and earnings per share.

The business environment in the electronics industry is challenging due to adverse worldwide economic conditions. There has been an erosion of global consumer confidence amidst concerns over declining asset values, inflation, volatility in energy costs, geopolitical issues, the availability and cost of credit, rising unemployment, and the stability and solvency of financial institutions, financial markets, businesses, and sovereign nations. These concerns have slowed global economic growth and have resulted in recessions in many countries, including in the United States, Europe and certain countries in Asia. Even though we have seen signs of an overall economic recovery beginning to take place and the National Bureau of Economic Research has recently declared that the U.S. recession ended in June 2009, these economic conditions have resulted, and may result in the future, in lower information technology spending by businesses, which in turn affects demand for our customers’ products and thus adversely affects our sales. Consequently, our past operating results, earnings and cash flows may not be indicative of our future operating results, earnings and cash flows.

If these adverse economic conditions continue or worsen, in addition to our customers or potential customers reducing or delaying orders, a number of other negative effects on our business could materialize, including the insolvency of key suppliers, which could result in production delays, shorter payment terms from suppliers due to reduced availability of credit default insurance in the market, the inability of customers to obtain credit, and the insolvency of one or more customers. Any of these effects could impact our ability to effectively manage inventory levels and collect receivables, increase our need for cash, and decrease our net revenue and profitability.

Shortages or price increases of components specified by our customers would delay shipments and adversely affect our profitability.

Substantially all of our sales are derived from electronics manufacturing services in which we purchase components specified by our customers. In the past, supply shortages have substantially curtailed production of all assemblies using a particular component. In addition, industry-wide shortages of electronic components, particularly of memory and logic devices, have occurred. If shortages of these components occur or if components received are defective, we may be forced to delay shipments, which could have an adverse effect on our profit margins. Decreases in order activity in the first half of 2009 for the major electronic component suppliers resulted in cutbacks of manufacturing capacity. When demand started to recover in the third quarter of 2009, the supply base initiated actions to expand manufacturing capacity. This resulted in the elongation of the lead time for certain components over the latter part of 2009 and throughout 2010. Because of the continued increase in demand for surface mount components, we anticipate component shortages and longer lead times for certain components to occur from time to time. Also, we may bear the risk of component price increases that occur between periodic repricings during the term of a customer contract. Accordingly, certain component price increases could adversely affect our gross profit margins.

We are dependent on the success of our customers. When our customers experience a downturn in their business, we may be similarly affected.

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

Historically, a substantial percentage of our sales have been made to a small number of customers. The loss of a major customer, if not replaced, would adversely affect us. Sales to our ten largest customers represented 47%, 52% and 58% of our sales in 2010, 2009 and 2008, respectively. In 2009, Oneida Nation represented 14% of our sales. Oneida Nation supported and had a business arrangement with one of our end-user customers in the computers and related products for business enterprises industry. In the third quarter of 2010, the business arrangement between Oneida Nation and our end-user customer ended. Subsequent to that date, sales of the goods by Benchmark that had previously been sold to Oneida Nation are now sold directly to our end-user customer. In 2010, the combined total product sales to Oneida Nation and our end-user customer represented 13% of our sales. However, no one customer represented 10% or more of our sales in 2010. In 2008, Sun Microsystems, Inc. represented 16% of our sales. Our future sales are dependent on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on us.

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

EMS providers must provide increasingly rapid product turnaround for their customers. We generally do not obtain firm, long-term purchase commitments from our customers and we continue to experience reduced lead-times in customer orders. Customers may cancel their orders, change production quantities, delay production or change their sourcing strategy for a number of reasons. The degree of success or failure of our customers’ products in the market affects our business. Cancellations, reductions, delays or changes in the sourcing strategy by a significant customer or by a group of customers could negatively impact our operating income.

In addition, we make significant decisions, including determining the levels of business that we will seek and accept, production schedules, component procurement commitments, personnel needs, capital expenditures and other resource requirements, based on our estimate of customer requirements. The short-term nature of our customers’ commitments and the possibility of rapid changes in demand for their products may impede our ability to accurately estimate the future requirements of those customers.

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

We currently operate outside the United States in Brazil, China, Ireland, Malaysia, Mexico, the Netherlands, Romania, Singapore and Thailand. During 2010, 2009 and 2008, 48%, 47% and 48%, respectively, of our sales were from our international operations. These international operations may be subject to a number of risks, including:

•	difficulties in staffing and managing foreign operations;
•	coordinating communications and logistics across geographic distances and multiple time zones;
•	less flexible employee relationships which can be difficult and expensive to terminate;
•	political and economic instability (including acts of terrorism and outbreaks of war), which could impact our ability to ship and/or receive product;
•	unexpected changes in regulatory requirements and laws;
•	longer customer payment cycles and difficulty collecting accounts receivable;
•	export duties, import controls and trade barriers (including quotas);
•	governmental restrictions on the transfer of funds;
•	risk of governmental expropriation of our property;
•	burdens of complying with a wide variety of foreign laws and labor practices;
•	fluctuations in currency exchange rates, which could affect component costs, local payroll, utility and other expenses; and
•	inability to utilize net operating losses incurred by our foreign operations to reduce our U.S. income taxes.

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

Our operations in certain foreign locations receive favorable income tax treatment in the form of tax holidays or other incentives. In the event that such tax holidays or other incentives are not extended or are repealed, or in the event that we no longer qualify for such programs, our taxes may increase, which would reduce our net income.

Additionally, certain foreign jurisdictions restrict the amount of cash that can be transferred to the U.S or impose taxes and penalties on such transfers of cash. To the extent we have excess cash in foreign locations that could be used in, or is needed by, our operations in the United States, we may incur significant penalties and/or taxes to repatriate these funds.

Another significant legal risk resulting from our international operations is compliance with the U.S. Foreign Corrupt Practices Act (FCPA). In many foreign countries, particularly in those with developing economies, it may be a local custom that businesses operating in such countries engage in business practices that are prohibited by the FCPA or other U.S. laws and regulations. Although we have implemented policies and procedures designed to cause compliance with the FCPA and similar laws, there can be no assurance that all of our employees, and agents, as well as those companies to which we outsource certain of our business operations, will not take actions in violation of our policies. Any such violation, even if prohibited by our policies, could have a material adverse effect on our business

We operate in a highly competitive industry; if we are not able to compete effectively in the EMS industry, our business could be adversely affected.

We compete against many providers of electronics manufacturing services. Certain of our competitors have substantially greater resources and more geographically diversified international operations than we do. Our competitors include large independent manufacturers such as Celestica Inc., Flextronics International Ltd., Hon Hai Precision Industry Co., Ltd., Jabil Circuit, Inc., Plexus Corp and Sanmina-SCI Corporation. In addition, we may in the future encounter competition from other large electronic manufacturers that are selling, or may begin to sell, electronics manufacturing services.

We also face competition from the manufacturing operations of our current and future customers, who are continually evaluating the merits of manufacturing products internally against the advantages of outsourcing to EMS providers. In addition, in recent years, ODMs that provide design and manufacturing services to OEMs, have significantly increased their share of outsourced manufacturing services provided to OEMs in several markets, such as notebook and desktop computers, personal computer motherboards, and consumer electronic products. Competition from ODMs may increase if our business in these markets grows or if ODMs expand further into or beyond these markets.

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

Additionally, as is the case with many high technology companies, a significant portion of our shipments typically occur in the last few weeks of a given quarter. Accordingly, sales shifts from quarter to quarter may not be readily apparent until the end of a given quarter, and may have a significant effect on reported results.

Our investments in auction rate securities are subject to risks which may cause losses and affect the liquidity of these investments.

As of December 31, 2010, we held $39.2 million (par value) of auction rate securities, classified as long-term investments, whose underlying assets were in guaranteed student loans backed by a U. S. Government agency and municipal issue bonds. These investments are of a high credit quality with a majority having AAA type credit ratings because of the government agency guarantee and other insurance. Auction rate securities are adjustable rate debt instruments whose interest rates were intended to reset every 7 to 35 days through an auction process. Overall changes in the global credit and capital markets led to failed auctions for these securities beginning in early 2008. These failed auctions, in addition to overall global economic conditions, impacted the liquidity of these investments and resulted in our continuing to hold these securities beyond their typical auction reset dates. The market for these types of securities remains illiquid as of December 31, 2010. As a result, our ability to liquidate and fully recover the carrying value of our adjustable rate securities in the near term may be limited or not exist. If the issuers of these adjustable rate securities are unable to successfully close future auctions or their credit quality deteriorates, we may in the future be required to record an impairment charge on these investments. We may be required to wait until market stability is restored for these instruments or until the final maturity of the underlying notes (up to 40 years) to realize our investments’ recorded value. As of December 31, 2010, we had $3.9 million of unrealized losses on these securities that is recorded in other comprehensive loss. We estimated the fair value of each security using Level 3 inputs with the assistance of an independent valuation firm. We have not to date incurred any payment defaults on any maturing auction rate securities we hold.

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

Consolidation in the electronics industry could result in an increase in excess manufacturing capacity as companies seek to close plants or take other steps to increase efficiencies and realize synergies of mergers. The availability of excess manufacturing capacity could create increased pricing and competitive pressures for the EMS industry as a whole and our business in particular. In addition, consolidation could also result in an increasing number of very large electronics companies offering products in multiple sectors of the electronics industry. The growth of these large companies, with significant purchasing and marketing power, could also result in increased pricing and competitive pressures for us. Accordingly, industry consolidation could harm our business.

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

We have recorded intangible assets, including goodwill, in connection with business acquisitions. We are required to perform goodwill and intangible asset impairment tests at least on an annual basis and whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. Our annual goodwill impairment analysis in the fourth quarter of 2008 indicated there was an impairment of goodwill in two of our reporting segments, the Americas and Europe, primarily due to a decline in our market capitalization and market turmoil. Accordingly, we recorded a non-cash impairment charge in the fourth quarter of 2008 totaling $247.5 million. A further significant and sustained decline in our market capitalization could result in material charges in future periods that could be adverse to our operating results and financial position. As of December 31, 2010, we had $37.9 million in goodwill and $18.6 million of identifiable intangible assets. See Note 1(i) to the consolidated financial statements in Item 8 of this report.

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

In the past, we have been notified of claims relating to various matters including intellectual property rights, contractual matters or other issues arising in the ordinary course of business. In the event of such a claim, we may be required to spend a significant amount of money to defend or otherwise address the claim. Any litigation, even where a claim is without merit, could result in substantial costs and diversion of resources. Accordingly, the resolution or adjudication of such disputes, even those encountered in the ordinary course of business, could have a material adverse effect on our business, consolidated financial conditions and results of operations. See Item 3 and Note 15 to the consolidated financial statements in Item 8 of this report.

Our success will continue to depend to a significant extent on our key personnel.

We depend significantly on our executive officers and other key personnel, including, but not limited to, Cary T. Fu, Donald F. Adam and Gayla J. Delly. The unexpected loss of the services of any one of these executive officers would have an adverse effect on us.

If we are unable to maintain our technological and manufacturing process expertise, our business could be adversely affected.

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

Our shareholder rights plan, which was amended in May 2010, provisions of our amended and restated articles of incorporation and the Texas Business Corporation Act may delay, inhibit or prevent someone from gaining control of our company through a tender offer, business combination, proxy contest or some other method. These provisions include:

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

Both directives affect the worldwide electronics and electronics components industries as a whole. If we or our customers fail to comply with such laws and regulations, we could incur liabilities and fines and our operations could be suspended.

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

Our business may be adversely impacted by geopolitical events.

As a global business, we operate and have customers located in many countries. Geopolitical events such as terrorist acts may affect the overall economic environment and negatively impact the demand for our customers’ products or our ability to ship or receive products. As a result, customer orders may be lower and our financial results may be adversely affected.

Our business may be adversely impacted by natural disasters.

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

Energy price increases may negatively impact our results of operations.

Certain of the components that we use in our manufacturing activities are petroleum-based. In addition, we, along with our suppliers and customers, rely on various energy sources (including oil) in our transportation activities. While significant uncertainty currently exists about the future levels of energy prices, a significant increase is possible. Increased energy prices could cause an increase to our raw material costs and transportation costs. In addition, increased transportation costs of certain of our suppliers and customers could be passed along to us. We may not be able to increase our product prices enough to offset these increased costs. In addition, any increase in our product prices may reduce our future customer orders and profitability.

Introducing programs requiring implementation of new competencies, including new process technology within our mechanical operations, could affect our operations and financial results.

The introduction of programs requiring implementation of new competencies, including new process technology within our mechanical operations, presents challenges in addition to opportunities. Deployment of such programs may require us to invest significant resources and capital in facilities, equipment and/or personnel. We may not meet our customers’ expectations or otherwise execute properly or in a cost-efficient manner, which could damage our customer relationships and result in remedial costs or the loss of our invested capital and anticipated revenues and profits. In addition, there are risks of market acceptance and product performance that could result in less demand than anticipated and our having excess capacity. The failure to ensure that our agreed terms appropriately reflect the anticipated costs, risks, and rewards of such an opportunity could adversely affect our profitability. If we do not meet one or more of these challenges, our operations and financial results could be adversely affected.

If our manufacturing processes and services do not comply with applicable statutory and regulatory requirements, or if we manufacture products containing design or manufacturing defects, demand for our services may decline and we may be subject to liability claims.

We manufacture and design products to our customers’ specifications, and, in some cases, our manufacturing processes and facilities may need to comply with applicable statutory and regulatory requirements. For example, medical devices that we manufacture or design, as well as the facilities and manufacturing processes that we use to produce them, are regulated by the U.S. Food and Drug Administration and non-U.S. counterparts of this agency. Similarly, items we manufacture for customers in the defense and aerospace industries, as well as the processes we use to produce them, are regulated by the Department of Defense and the Federal Aviation Authority. In addition, our customers’ products and the manufacturing processes that we use to produce them often are highly complex. As a result, products that we manufacture may at times contain manufacturing or design defects, and our manufacturing processes may be subject to errors or not be in compliance with applicable statutory and regulatory requirements. Defects in the products we manufacture or design, whether caused by a design, manufacturing or component failure or error, or deficiencies in our manufacturing processes, may result in delayed shipments to customers or reduced or cancelled customer orders. If these defects or deficiencies are significant, our business reputation may also be damaged. The failure of the products that we manufacture or our manufacturing processes and facilities to comply with applicable statutory and regulatory requirements may subject us to legal fines or penalties and, in some cases, require us to shut down or incur considerable expense to correct a manufacturing process or facility. In addition, these defects may result in liability claims against us or expose us to liability to pay for the recall of a product. The magnitude of such claims may increase as we expand our medical and aerospace and defense manufacturing services, as defects in medical devices and aerospace and defense systems could seriously harm or kill users of these products and others. Even if our customers are responsible for the defects, they may not, or may not have resources to, assume responsibility for any costs or liabilities arising from these defects, which could expose us to additional liability claims.

Customer relationships with emerging companies may present more risks than with established companies.

Customer relationships with emerging companies present special risks because such companies do not have an extensive product history. As a result, there is less demonstration of market acceptance of their products making it harder for us to anticipate needs and requirements than with established customers. In addition, due to the current economic environment, additional funding for such companies may be more difficult to obtain and these customer relationships may not continue or materialize to the extent we planned or we previously experienced. This tightening of financing for start-up customers, together with many start-up customers’ lack of prior operations and unproven product markets increase our credit risk, especially in trade accounts receivable and inventories. Although we perform ongoing credit evaluations of our customers and adjust our allowance for doubtful accounts receivable for all customers, including start-up customers, based on the information available, these allowances may not be adequate. This risk may exist for any new emerging company customers in the future.

We are subject to breach of our security systems.

We have implemented security systems with the intent of maintaining the physical security of our facilities and protecting our customers’ and our suppliers’ confidential information. Despite such efforts, we are subject to breach of security systems which may result in unauthorized access to our facilities and/or the information we are trying to protect. If unauthorized parties gain physical access to one of our facilities or electronic access to our information systems or such information is misdirected, lost or stolen during transmission or transport, any theft or misuse of such information could result in, among other things, unfavorable publicity, governmental inquiry and oversight, difficulty in marketing our services, allegations by our customers that we have not performed our contractual obligations, litigation by affected parties and possible financial obligations for damages related to the theft or misuse of such information, any of which could have a material adverse effect on our profitability and cash flow.

Item 1B.  Unresolved Staff Comments

None

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

The following chart summarizes our principal manufacturing facilities owned or leased by Benchmark and its subsidiaries:

Location	Sq. Ft.	Ownership

Almelo, the Netherlands	132,000	Leased
Angleton, Texas	110,000	Owned
Ayudhaya, Thailand	281,000	Owned
Ayudhaya, Thailand	224,000	Owned
Brasov, Romania	108,000	Leased
Campinas, Brazil	38,000	Leased
Concord, California	77,000	Leased
Dublin, Ireland	46,000	Leased
Dunseith, North Dakota	43,000	Owned
Dunseith, North Dakota	51,000	Leased
Freemont, California	52,000	Leased
Guadalajara, Mexico	214,000	Leased
Guaymas, Mexico	52,000	Leased
Huntsville, Alabama	170,000	Owned
Nashua, New Hampshire	154,000	Leased
Penang, Malaysia	103,000	Owned
Penang, Malaysia	190,000	Owned
Rochester, Minnesota	250,000	Leased
Suzhou, China	327,000	Owned
Singapore	93,000	Leased
Tempe, Arizona	54,000	Leased
Winona, Minnesota	181,000	Owned

Total	2,950,000

We lease other facilities with a total of 13,000 sq. ft. that house individuals that provide engineering and procurement services. We also own facilities with a total of 492,000 sq. ft. and lease facilities with a total of 262,000 sq. ft. that are currently not in operation. These facilities are both in the U.S. and abroad.

Item 3.  Legal Proceedings

On June 3, 2007, Power Paper, Ltd. (Power Paper), a limited liability company from Israel filed suit against Pemstar Inc. (Pemstar) in U.S. District Court in Minnesota. Pemstar was a Minnesota public company that was acquired by us in January 2007. Power Paper’s claim seeks damages of up to $22.8 million based on an alleged breach of contract. On behalf of Pemstar, we filed an answer and counterclaim. Discovery is complete, and we filed a comprehensive summary judgment motion in May 2010, which motion was denied by the Court in December 2010. The parties have been advised that the Court will hear pre-trial motions in April 2011, and a jury trial has been set to begin on May 2, 2011. We expect this case to go to trial and we intend to vigorously defend against Power Paper’s allegations. We believe that an occurrence of Power Paper prevailing on the merits is not probable; therefore, no accrual has been made. Further, the amount of the liability, if any, from this claim cannot currently be reasonably estimated.

In addition to the matter described above, we are involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these other matters will not have a material adverse effect on our consolidated financial position or results of operations.

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

	High	Low

2011
First quarter (through February 23, 2011)	$20.24	$17.74
2010
Fourth quarter	$18.40	$15.89
Third quarter	$17.85	$13.91
Second quarter	$22.82	$15.80
First quarter	$22.02	$17.67
2009
Fourth quarter	$19.81	$16.42
Third quarter	$18.34	$13.42
Second quarter	$14.98	$10.77
First quarter	$13.60	$8.60

The last reported sale price of our common shares on February 23, 2011, as reported by the New York Stock Exchange, was $18.23. There were approximately 929 record holders of our common shares as of February 23, 2011.

We have not paid any cash dividends on our common shares in the past. In addition, our credit facility includes restrictions on the amount of dividends we may pay to shareholders. We currently expect to retain future earnings for use in the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities
The following table provides information about the Company’s repurchases of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the quarter ended December 31, 2010, at a total cost of $5.3 million:

(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares (or	Dollar Value)
			Units)	of Shares (or
			Purchased as	Units) that
	(a) Total		Part of	May Yet Be
	Number of	(b) Average	Publicly	Purchased
	Shares (or	Price Paid per	Announced	Under the
	Units)	Share (or	Plans or	Plans or
Period	Purchased (1)	Unit) (2)	Programs	Programs (3)

October 1 to 31, 2010	301,275	$16.66	301,275	$91.7 million
November 1 to 30, 2010	15,000	$16.52	15,000	$91.4 million
December 1 to 31, 2010	—	—	—	$91.4 million

Total	316,275	$16.66	316,275

(1) All share repurchases were made on the open market.

(2) Average price paid per share is calculated on a settlement basis and excludes commission.

(3) On March 3, 2010, the Board of Directors of the Company approved the repurchase of up to $100 million of the Company’s outstanding common shares. Share purchases may be made in the open market, in privately negotiated transactions or block transactions, at the discretion of the Company’s management and as market conditions warrant. Purchases will be funded from available cash and may be commenced, suspended or discontinued at any time without prior notice. Shares repurchased under the program will be retired.

During the year ended December 31, 2010, the Company repurchased a total of 3.3 million common shares for $58.9 million at an average price of $17.70 per share. All share purchases were made in the open market and the shares repurchased through December 31, 2010 were retired.

Performance Graph
The following Performance Graph compares the cumulative total shareholder return on our common shares for the five-year period commencing December 31, 2005 and ending December 31, 2010, with the cumulative total return of the Standard & Poor’s 500 Stock Index (which does not include Benchmark), and the Peer Group Index, which is composed of Celestica Inc., Suntron Corp, Flextronics International, Ltd., Jabil Circuit, Inc., Plexus Corp and Sanmina-SCI Corp. Dividend reinvestment has been assumed.

	Dec-05	Dec-06	Dec-07	Dec-08	Dec-09	Dec-10

Benchmark Electronics, Inc.	$100.00	$108.70	$79.10	$57.00	$84.30	$81.00
Peer Group	$100.00	$86.70	$74.10	$24.90	$62.80	$68.50
S&P 500	$100.00	$113.60	$117.60	$72.40	$89.30	$100.80

NOTES: Assumes $100 invested on December 31, 2005 in Benchmark Electronics, Inc. Common Shares, in the S&P 500, and in the Peer Group Index. Reflects month-end dividend reinvestment, and annual reweighting of the Peer Group Index portfolios.

Item 6.  Selected Financial Data

	Year Ended December 31,
(in thousands, except per share data)	2010	2009	2008	2007	2006

Selected Statements of Income (Loss) Data
Sales	$2,402,143	$2,089,253	$2,590,167	$2,915,919	$2,907,304
Cost of sales	2,213,451	1,942,674	2,414,231	2,717,425	2,708,144

Gross profit	188,692	146,579	175,936	198,494	199,160
Selling, general and administrative expenses	92,245	85,500	92,154	96,614	70,109
Restructuring charges and integration costs (1)	6,724	8,264	2,780	11,581	4,723
Goodwill impairment (2)	—	—	247,482	—	—

Income (loss) from operations	89,723	52,815	(166,480)	90,299	124,328
Interest expense	(1,362)	(1,399)	(1,455)	(2,183)	(354)
Interest income	1,621	2,210	8,675	11,217	8,824
Other income (expense)	(1,689)	(1,705)	1,772	693	(2,214)
Income tax benefit (expense) (3)	(7,258)	1,974	21,856	(7,670)	(19,762)

Net income (loss)	$81,035	$53,895	$(135,632)	$92,356	$110,822

Earnings (loss) per share: (4)
Basic	$1.30	$0.83	$(2.02)	$1.28	$1.72
Diluted	$1.29	$0.83	$(2.02)	$1.27	$1.70

Weighted-average number of shares outstanding:
Basic	62,141	64,758	67,060	72,061	64,306
Diluted	62,692	65,116	67,060	72,829	65,121

	December 31,
(in thousands)	2010	2009	2008	2007	2006

Selected Balance Sheet Data
Working capital	$897,668	$859,095	$813,876	$879,263	$755,011
Total assets	1,477,732	1,465,720	1,433,040	1,756,967	1,400,239
Total debt	11,381	11,681	11,939	12,526	—
Shareholders’ equity	$1,121,016	$1,090,903	$1,050,574	$1,283,367	$979,459

(1)
See Note 16 to the Consolidated Financial Statements for a discussion of the restructuring charges and integration costs occurring in 2010, 2009 and 2008. During 2007 and 2006, the Company recognized restructuring charges totaling $11.6 million and $4.7 million related to reductions in workforce and the resizing and closure of certain facilities.

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

OVERVIEW

We are a worldwide provider of integrated electronic manufacturing services. We provide our services to original equipment manufacturers (OEMs) of computers and related products for business enterprises, medical devices, industrial control equipment, which includes equipment for the aerospace and defense industry, testing and instrumentation products, and telecommunication equipment. The services that we provide are commonly referred to as electronics manufacturing services (EMS). We offer our customers comprehensive and integrated design and manufacturing services from initial product design to volume production including direct order fulfillment and post deployment services. Our manufacturing and assembly operations include printed circuit boards and subsystem assembly, box build and systems integration, the process of integrating subsystems and, often, downloading and integrating software, to produce a fully configured product. Our recently added precision technology manufacturing capabilities complement our proven electronic manufacturing expertise by providing further vertical integration of critical mechanical components. These capabilities include precision machining, advanced metal joining, and functional testing for multiple industries including medical, instrumentation, aerospace and semiconductor capital equipment. We also are able to provide specialized engineering services, including product design, printed circuit board layout, prototyping, and test development. We believe that we have developed strengths in the manufacturing process for large, complex, high-density printed circuit boards as well as the ability to manufacture high and low volume products in lower cost regions such as Brazil, China, Malaysia, Mexico, Romania and Thailand.

During the past several years, we have made the necessary changes to align our business operations with our customers’ demand. These changes include, among other activities, moving production between facilities, reducing staff levels, realigning our business processes and reorganizing our management. During the year ended December 31, 2010, 2009 and 2008, the Company recognized $6.7 million, $8.3 million and $2.8 million (pre-tax) of restructuring charges, primarily related to capacity reduction and employee termination costs associated with the involuntary terminations of employees in connection with reductions in workforce of certain facilities worldwide.

We believe that our global manufacturing presence increases our ability to be responsive to our customers’ needs by providing accelerated time-to-market and time-to-volume production of high quality products. These capabilities enable us to build stronger strategic relationships with our customers and to become a more integral part of their operations. Our customers face challenges in planning, procuring and managing their inventories efficiently due to customer demand fluctuations, product design changes, short product life cycles and component price fluctuations. We employ production management systems to manage their procurement and manufacturing processes in an efficient and cost-effective manner so that, where possible, components arrive on a just-in-time, as-and-when-needed basis. We are a significant purchaser of electronic components and other raw materials, and can capitalize on the economies of scale associated with our relationships with suppliers to negotiate price discounts, obtain components and other raw materials that are in short supply, and return excess components. Our expertise in supply chain management and our relationships with suppliers across the supply chain enables us to reduce our customers’ cost of goods sold and inventory exposure.

We recognize revenue from the sale of manufactured products built to customer specifications and excess inventory when title and risk of ownership have passed, the price to the buyer is fixed and determinable and collectibility is reasonably assured, which generally is when the goods are shipped. Revenue from design, development and engineering services is recognized when the services are performed and collectibility is reasonably certain. Such services provided under fixed price contracts are accounted for using the percentage of completion method. We assume no significant obligations after product shipment as we typically warrant workmanship only. Therefore, our warranty provisions are not significant.

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

Summary of 2010 Results
Sales for the year ended December 31, 2010 increased 15% to $2.4 billion compared to $2.1 billion in 2009. This increase is a result of a combination of new program wins, an expansion of our service offerings and a continued improvement in the overall business environment during 2010 compared with 2009. During the year ended December 31, 2010, sales to customers in the testing and instrumentation products industry, industrial control equipment industry and telecommunication equipment industry increased 193%, 41% and 11%, respectively, from 2009. These increases were partially offset by a 7% decrease in sales to customers in computers and related products for business enterprises industry and an 11% decrease in sales to customers in the medical devices industry.

Our future sales are dependent on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on us. A substantial percentage of our sales have been made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. Sales to our ten largest customers represented 47% and 52% of our sales in 2010 and 2009, respectively. In 2009, Oneida Nation represented 14% of our sales. Oneida Nation supported and had a business arrangement with one of our end-user customers in the computers and related products for business enterprises industry. In the third quarter of 2010, the business arrangement between Oneida Nation and our end-user customer ended. Subsequent to that date, sales of the goods by Benchmark that had previously been distributed sold to Oneida Nation are now sold directly to our end-user customer. In 2010, the combined total product sales to Oneida Nation and our end-user customer represented 13% of our sales. However, no one customer represented 10% or more of our sales in 2010.

Our gross profit as a percentage of sales increased to 7.9% in 2010 from 7.0% in 2009 primarily due to a better product mix, improved operating efficiencies and a better utilization rate due to the higher level of sales. We experience fluctuations in gross profit from period to period. Different programs contribute different gross profits depending on factors such as the types of services involved, location of production, size of the program, complexity of the product, and level of material costs associated with the various products. Moreover, new programs can contribute relatively less to our gross profit in their early stages when manufacturing volumes are usually lower, resulting in inefficiencies and unabsorbed manufacturing overhead costs. In addition, a number of our new and higher volume programs remain subject to competitive constraints that could exert downward pressure on our margins. During periods of low production volume, we generally have idle capacity and reduced gross profit.

We have undertaken initiatives to restructure our business operations with the intention of improving utilization and realizing cost savings in the future. During the year ended December 31, 2010, the Company recognized $6.7 million (pre-tax) of restructuring charges, primarily related to capacity reduction and reductions in workforce in certain facilities worldwide.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Our significant accounting policies are summarized in Note 1 to the Consolidated Financial Statements in Item 8 of this report. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to allowance for doubtful accounts, inventories, deferred taxes, impairment of long-lived assets, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss would be recognized to the extent that the carrying amount exceeds the asset’s fair value. Goodwill is measured at the reporting unit level, which we have determined to be consistent with our operating segments as defined in Note 13 to the Consolidated Financial Statements in Item 8 of this report, by determining the fair values of the reporting units and comparing those fair values to the carrying values, including goodwill, of the reporting unit. We determined the fair value of our reporting units, with the assistance of an independent valuation firm, based upon a combination of the income approach (discounted cash flow method) and market approach (market comparable model) methodologies. In concluding on the fair value estimates of our reporting units in 2010, 2009 and 2008, the income approach was given a 75% weighting and the market approach was given a 25% weighting based on the quality and suitability of information available in performing the income approach, relative to the market approach.

The income approach methodology utilized in estimating the fair value of our reporting units for purposes of the goodwill impairment testing required various judgmental assumptions about revenues, operating margins, growth rates, working capital requirements and appropriate discount rate. In determining those judgmental assumptions, we considered a variety of data, including—for each reporting unit—its annual budget for the upcoming year, its longer-term business plan, anticipated future cash flows, market data, and historical cash flow growth rates. The key assumptions used to estimate the fair value of our reporting units under the discounted cash flow method were (i) projected revenue growth over a ten-year period and the annual compounded average growth rate; (ii) projected operating margins over a ten-year period; and (iii) a weighted-average cost of capital.

Under the market approach, the value of our reporting units was estimated by comparing it to publicly-traded firms in similar lines of business and geographic markets. The market approach takes into account, among other things, the market value of total invested capital to earnings before interest, taxes, depreciation and amortization (EBITDA) multiples of comparable companies adjusted to reflect differences in size and growth prospects. The selected multiples were then applied to the present value of our reporting unit’s projected EBITDA to arrive at an indicated range of value. This value was then adjusted for a control premium of 30% in 2010, 35% in 2009 and 25% in 2008 based on a review of premiums paid for companies similar in nature to our reporting units and then adjusted for any working capital requirement excess (deficit) to determine a final value under the market approach.

Changes in economic and operating conditions that occur after the annual impairment analysis or an interim impairment analysis, and that impact these assumptions, may result in a future goodwill impairment charge. As of December 31, 2010, 2009 and 2008, we had goodwill associated with our Asia business segment of approximately $37.9 million. Based on the results of our annual impairment tests performed during the fourth quarters of 2010 and 2009, no impairment existed as of December 31, 2010 or 2009. We estimated that the fair value of our Asia business segment exceeded its carrying amount by approximately 117% and 147%, respectively, at the time our 2010 and 2009 impairment tests were performed. Our annual goodwill impairment analysis as of December 31, 2008 indicated there was an impairment of goodwill in two of our reporting units, the Americas and Europe, primarily due to a decline in our market capitalization and market turmoil. Accordingly, we recorded a non-cash impairment charge in the fourth quarter of 2008 totaling $247.5 million. We estimated that the fair value of our Asia business segment exceeded its carrying amount by approximately 16% at the time our 2008 impairment test was performed. The key assumptions used to estimate the fair value of our Asia business segment under the discounted cash flow method were (i) projected revenue growth over a ten-year period ranging from 2.5% and 19.1% in 2010, 2.5% and 15% in 2009, and a negative 5.8% to an increase of 6% in 2008; (ii) projected operating margins over a ten year period ranging from 7.2% to 8% in 2010, 7.6% to 8.4% in 2009, and 6.4% to 7.1% in 2008; and (iii) a weighted-average cost of capital of 13.5% in 2010, 13.5% in 2009 and 16% in 2008. Circumstances that may lead to future impairment of goodwill include, but are not limited to, unforeseen decreases in future performance or industry demand, or the restructuring of our operations as a result of a change in our business strategy.

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

	Year ended December 31,
	2010	2009	2008

Sales	100.0%	100.0%	100.0%
Cost of sales	92.1	93.0	93.2

Gross profit	7.9	7.0	6.8
Selling, general and administrative expenses	3.8	4.1	3.6
Restructuring charges and integration costs	0.3	0.4	0.1
Goodwill impairment	—	—	9.6

Income (loss) from operations	3.7	2.5	(6.4)
Other income, net	(0.0)	(0.0)	0.3

Income (loss) before income taxes	3.7	2.5	(6.1)
Income tax benefit (expense)	(0.3)	0.1	0.8

Net income (loss)	3.4%	2.6%	(5.2)%

Year Ended December 31, 2010 Compared With Year Ended December 31, 2009

Sales
Sales for the year ended December 31, 2010 increased 15% to $2.4 billion compared to $2.1 billion in 2009. This increase is a result of a combination of new program wins, an expansion of our service offerings and a continued improvement in the overall business environment during 2010 compared with 2009. The following table sets forth the percentages of our sales by industry for 2010 and 2009.

	2010	2009

Computers and related products for business enterprises	32%	39%
Industrial control equipment	25	20
Telecommunication equipment	23	23
Medical devices	10	14
Testing and instrumentation products	10	4

	100%	100%

During the year ended December 31, 2010, sales to customers in the testing and instrumentation products industry, industrial control equipment industry and telecommunication equipment industry increased 193%, 41% and 11%, respectively, from 2009. These increases were partially offset by a 7% decrease in sales to customers in computers and related products for business enterprises industry and an 11% decrease in sales to customers in the medical devices industry.

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

A substantial percentage of our sales have been made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. Sales to our ten largest customers represented 47% and 52% of our sales in 2010 and 2009, respectively. In 2009, Oneida Nation represented 14% of our sales. Oneida Nation supported and had a business arrangement with one of our end-user customers in the computers and related products for business enterprises industry. In the third quarter of 2010, the business arrangement between Oneida Nation and our end-user customer ended. Subsequent to that date, sales of the goods by Benchmark that had previously been sold to Oneida Nation are now sold directly to our end-user customer. In 2010, the combined total product sales to Oneida Nation and our end-user customer represented 13% of our sales. However, no one customer represented 10% or more of our sales in 2010..

Our international operations are subject to the risks of doing business abroad. These risks have not had a material adverse effect on our results of operations through December 31, 2010. However, we can make no assurances that there will not be an adverse impact in the future. See Item 1A for factors pertaining to our international sales and fluctuations in the exchange rates of foreign currency and for further discussion of potential adverse effects in operating results associated with the risks of doing business abroad. During 2010 and 2009, 48% and 47%, respectively, of our sales were from our international operations.

We had a backlog of approximately $1.5 billion at December 31, 2010, as compared to the 2009 year-end backlog of $1.2 billion. Backlog consists of purchase orders received, including, in some instances, forecast requirements released for production under customer contracts. Although we expect to fill substantially all of our backlog at December 31, 2010 during 2011, we do not have long-term agreements with all of our customers and customer orders can be canceled, changed or delayed by customers. The timely replacement of canceled, changed or delayed orders with orders from new customers cannot be assured, nor can there be any assurance that any of our current customers will continue to utilize our services. Because of these factors, backlog is not a meaningful indicator of future financial results.

Gross Profit
Gross profit increased 29% to $188.7 million for 2010 from $146.6 million in 2009 primarily due to an increase in sales. Gross profit as a percentage of sales increased to 7.9% in 2010 from 7.0% during 2009 primarily due to a better product mix, our operating efficiencies and a better utilization rate due to the higher level of sales. We experience fluctuations in gross profit from period to period. Different programs contribute different gross profits depending on factors such as the types of services involved, location of production, size of the program, complexity of the product, and level of material costs associated with the various products. Moreover, new programs can contribute relatively less to our gross profit in their early stages when manufacturing volumes are usually lower, resulting in inefficiencies and unabsorbed manufacturing overhead costs. In addition, a number of our new and higher volume programs remain subject to competitive constraints that could exert downward pressure on our margins. During periods of low production volume, we generally have idle capacity and reduced gross profit.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 8% to $92.2 million in 2010 from $85.5 million in 2009. The increase in selling, general and administrative expenses is primarily due to resources necessary to support our customers’ higher sales volumes in 2010. Selling, general and administrative expenses, as a percentage of sales, were 3.8% and 4.1%, respectively, for 2010 and 2009. The decrease in selling, general and administrative expenses as a percentage of sales is primarily associated with the impact of higher sales volumes during 2010.

Restructuring Charges
We recognized $6.7 million in restructuring charges during 2010 related to capacity reduction and reductions in workforce in certain facilities worldwide.

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

Income Tax Benefit (Expense)
Income tax expense of $(7.3) million represented an effective tax rate of 8.2% for 2010, compared with income tax benefit of $2.0 million at an effective tax rate of negative 3.8% for the same period in 2009. In the third quarter of 2010, we recorded a $1.4 million tax benefit as a result of the expiration of the statute of limitations primarily related to an intercompany transaction between two of our subsidiaries. In the third quarter of 2009, we recorded a benefit related to a previously closed facility that generated a worthless stock deduction of $2.7 million, a tax benefit related to a revaluation loss in Mexico of $2.4 million and tax benefits totaling $1.9 million primarily related to intercompany pricing deductions. Excluding these tax benefits, the effective tax rate would have been 9.8% in 2010 compared to 9.7% in 2009. The increase in the effective tax rate is primarily due to a decrease in tax incentives in certain foreign locations offset by the utilization of net operating losses in the U.S. in 2010. See Note 9 to the Consolidated Financial Statements in Item 8 of this report.

Net Income
We reported net income of approximately $81.0 million, or $1.29 per diluted share for 2010, compared with net income of approximately $53.9 million, or $0.83 per diluted share for 2009. The net increase of $27.1 million in 2010 was due to the factors discussed above.

Year Ended December 31, 2009 Compared With Year Ended December 31, 2008

Sales
Sales for the year ended December 31, 2009 decreased 19% to $2.1 billion compared to $2.6 billion in 2008. The following table sets forth the percentages of our sales by industry for 2009 and 2008.

	2009	2008

Computers and related products for business enterprises	39%	48%
Telecommunication equipment	23	18
Industrial control equipment	20	16
Medical devices	14	14
Testing and instrumentation products	4	4

	100%	100%

During the year ended December 31, 2009, sales to customers in the computers and related products for business enterprises industry, the medical devices industry and the testing and instrumentation products industry declined 33%, 24% and 17%, respectively, from 2008. Sales to our customers in the telecommunication equipment industry increased 3% from 2008 while sales to our customers in the industrial control equipment industry were essentially flat when comparing periods.

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

Gross Profit
Gross profit decreased 17% to $146.6 million for 2009 from $175.9 million in 2008 primarily as a result of a decrease in sales. Gross profit as a percentage of sales increased to 7.0% in 2009 from 6.8% during 2008 primarily due to a better product mix, operating efficiencies and aggressive management of our costs during this time.

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

Restructuring Charges
We recognized $8.3 million in restructuring charges during 2009 primarily related to capacity reduction in Europe and reductions in workforce in certain facilities worldwide. In 2008, we recognized $2.8 million in restructuring charges primarily related to reductions in workforce in certain facilities around the globe.

Income Tax Benefit (Expense)
Income tax benefit of $2.0 million represented an effective tax rate of negative 3.8% for 2009, compared with income tax benefit of $21.9 million at an effective tax rate of 13.9% for the same period in 2008. In the third quarter of 2008, we recorded a benefit related to a previously closed facility that generated a worthless stock deduction of $3.4 million, compared to $2.7 million recorded in the third quarter of 2009. In addition, in the third quarter of 2009, we recorded a tax benefit related to a revaluation loss in Mexico of $2.4 million and tax benefits totaling $1.9 million primarily related to intercompany pricing deductions. Excluding these tax benefits, the effective tax rate would have been 9.7% in 2009 compared to 11.7% in 2008. The decrease in the effective tax rate is primarily a function of the mix of tax rates in the various jurisdictions in which we do business, a shift in the proportion of consolidated taxable income earned in jurisdictions taxed at lower tax rates and a nondeductible goodwill impairment recorded in 2008. See Note 9 to the Consolidated Financial Statements in Item 8 of this report.

Net Income (Loss)
We reported net income of approximately $53.9 million, or $0.83 per diluted share for 2009, compared with net loss of approximately $(135.6) million, or a loss per diluted share of $2.02 for 2008. The net increase of $189.5 million in 2009 was due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES
We have historically financed our growth and operations through funds generated from operations, proceeds from the sale and maturity of our investments and funds borrowed under our credit facilities. Cash and cash equivalents decreased to $346.3 million at December 31, 2010 from $421.2 million at December 31, 2009.

Cash provided by operating activities was $5.2 million in 2010. The cash provided by operations during 2010 consisted primarily of net income of $81.0 million adjusted for $39.8 million of depreciation and amortization offset by a $40.2 million increase in accounts receivable, a $48.2 million increase in inventories, an $18.5 million increase in prepaid expenses and other assets and a $17.8 million decrease in accounts payable. Working capital was $897.7 million at December 31, 2010 and $859.1 million at December 31, 2009.

We are continuing the practice of purchasing components only after customer orders or forecasts are received, which mitigates, but does not eliminate, the risk of loss on inventories. Supplies of electronic components and other materials used in operations are subject to industry-wide shortages. In certain instances, suppliers may allocate available quantities to us. If shortages of these components and other material supplies used in operations occur, vendors may not ship the quantities we need for production and we may be forced to delay shipments, which would increase backorders. Decreases in order activity in the first half of 2009 for the major electronic component suppliers resulted in cutbacks of manufacturing capacity. When demand started to recover in the third quarter of 2009, the supply base initiated actions to expand manufacturing capacity. This resulted in the elongation of the lead time for certain components over the latter part of 2009 and throughout 2010.

Cash used in investing activities was $24.9 million for the year ended December 31, 2010 primarily due to the purchases of additional property, plant and equipment totaling $35.8 million, offset by redemptions of investments totaling $10.9 million. Purchases of additional property, plant and equipment were primarily concentrated in manufacturing production equipment in the Americas and Asia to support our ongoing business and to expand certain existing manufacturing operations.

Cash used in financing activities was $54.7 million for the year ended December 31, 2010. During the year ended December 31, 2010, share repurchases totaled $58.9 million and we received $3.3 million from the exercise of stock options.

Under the terms of a credit agreement (the Credit Agreement), we have a $100.0 million five-year revolving credit facility for general corporate purposes with a maturity date of December 21, 2012. The Credit Agreement includes an accordion feature under which total commitments under the facility may be increased by an additional $100 million, subject to satisfaction of certain conditions. Interest on outstanding borrowings under the Credit Agreement is payable quarterly, at our option, at LIBOR plus 0.75% to 1.75% or a prime rate plus 0.00% to 0.25%, based upon our debt ratio as specified in the Credit Agreement. A commitment fee of 0.15% to 0.35% per annum (based upon our debt ratio) on the unused portion of the revolving credit line is payable quarterly in arrears. As of December 31, 2010 and 2009, we had no borrowings outstanding under the Credit Agreement and $100.0 million was available for future borrowings.

The Credit Agreement is secured by our domestic inventory and accounts receivable, 100% of the stock of our domestic subsidiaries, and 65% of the voting capital stock of each direct foreign subsidiary and substantially all of our and our domestic subsidiaries’ other tangible and intangible assets. The Credit Agreement contains customary financial covenants as to working capital, debt leverage, fixed charges, and consolidated net worth, and restricts our ability to incur additional debt, pay dividends, sell assets and to merge or consolidate with other persons. As of December 31, 2010 and 2009, we were in compliance with all such covenants and restrictions.

Our Thailand subsidiary has a multi-purpose credit facility with Kasikornbank Public Company Limited (the Thai Credit Facility) that provides for approximately $11.6 million (350 million Thai baht) in working capital availability. The Thai Credit Facility is secured by land and buildings in Thailand. Availability of funds under the Thai Credit Facility is reviewed annually and is currently accessible through October 2011. As of December 31, 2010 and 2009, our Thailand subsidiary had no working capital borrowings outstanding.

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

As of December 31, 2010, we had cash and cash equivalents totaling $346.3 million and $100.0 million available for borrowings under our revolving credit line. We believe that during the next twelve months, our capital expenditures will be approximately $55 to $65 million, principally for machinery and equipment to support our ongoing business around the globe. On March 3, 2010, our Board of Directors approved the repurchase of up to $100 million of our outstanding common shares (the 2010 Repurchase Program). As of December 31, 2010, we have $91.4 million remaining under the 2010 Repurchase Program to repurchase additional shares. We are under no commitment or obligation to repurchase any particular amount of common shares. Management believes that our existing cash balances and funds generated from operations will be sufficient to permit us to meet our liquidity requirements over the next twelve months. Management further believes that our ongoing cash flows from operations and any borrowings we may incur under our credit facilities will enable us to meet operating cash requirements in future years. Should we desire to consummate significant acquisition opportunities, our capital needs would increase and could possibly result in our need to increase available borrowings under our revolving credit facility or access public or private debt and equity markets. There can be no assurance, however, that we would be successful in raising additional debt or equity on terms that we would consider acceptable.

CONTRACTUAL OBLIGATIONS

We have certain contractual obligations that extend out beyond 2011 under lease obligations and debt arrangements. Non-cancelable purchase commitments do not typically extend beyond the normal lead-time of several weeks. Purchase orders beyond this time frame are typically cancelable. We do not utilize off-balance sheet financing techniques other than traditional operating leases and we have not guaranteed the obligations of any entity that is not one of our wholly owned subsidiaries. The total contractual cash obligations in existence at December 31, 2010 due pursuant to contractual commitments are:

	Payments due by period
		Less than	1-3	3-5	More than
(in thousands)	Total	1 year	years	years	5 years

Operating lease obligations	$42,265	$9,225	$14,655	$9,910	$8,475
Capital lease obligations	20,458	1,498	3,070	3,194	12,696

Total obligations	$62,723	$10,723	$17,725	$13,104	$21,171

The amount of unrecognized tax benefits as of December 31, 2010 including interest and penalties was $18.1 million. We have not provided a detailed estimate of the timing of future cash outflows associated with the liabilities recognized in this balance due to the uncertainty of when the related tax settlements will become due. See Note 9 to the Consolidated Financial Statements in Item 8 of this report.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2010, we did not have any significant off-balance sheet arrangements. See Note 11 to the Consolidated Financial Statements in Item 8 of this report.

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

We do not use derivative financial instruments for speculative purposes. As of December 31, 2010, we did not have any foreign currency hedges. In the future, significant transactions involving our international operations may cause us to consider engaging in hedging transactions to attempt to mitigate our exposure to fluctuations in foreign exchange rates. These exposures are primarily, but not limited to, vendor payments and intercompany balances in currencies other than the currency in which our foreign operations primarily generate and expend cash. Our international operations in some instances operate in a natural hedge because both operating expenses and a portion of sales are denominated in local currency. Our sales are substantially denominated in U.S. dollars. Our foreign currency cash flows are generated in certain Asian and European countries, Mexico and Brazil.

We are also exposed to market risk for changes in interest rates, a portion of which relates to our invested cash balances. We do not use derivative financial instruments in our investing activities. We place cash and cash equivalents and investments with various major financial institutions. We protect our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by generally investing in investment grade securities. As of December 31, 2010, the outstanding amount in the long-term investment portfolio included $39.2 million (par value) of auction rate securities with an average return of approximately 0.55%.

Item 8.  Financial Statements and Supplementary Data

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
(in thousands, except for par value)	2010	2009

Assets
Current assets:
Cash and cash equivalents	$346,345	$421,243
Accounts receivable, net of allowance for doubtful accounts of $586 and $417, respectively	455,930	417,268
Inventories, net	362,234	315,743
Prepaid expenses and other assets	43,979	31,034
Income taxes receivable	2,437	3,526
Deferred income taxes	8,090	9,861

Total current assets	1,219,015	1,198,675

Long-term investments	35,297	45,686
Property, plant and equipment, net	127,442	126,250
Goodwill, net	37,912	37,912
Deferred income taxes	19,735	17,713
Other, net	38,331	39,484

	$1,477,732	$1,465,720

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of capital lease obligations	$362	$300
Accounts payable	257,295	275,900
Income taxes payable	4,846	6,464
Accrued liabilities	58,844	56,916

Total current liabilities	321,347	339,580

Capital lease obligations, less current installments	11,019	11,381
Other long-term liabilities	24,350	23,856
Shareholders’ equity:
Preferred shares, $0.10 par value; 5,000 shares authorized, none issued	—	—
Common shares, $0.10 par value; 145,000 shares authorized; issued – 61,196 and 64,208, respectively; outstanding – 61,085 and 64,097, respectively	6,109	6,410
Additional paid-in capital	707,138	732,956
Retained earnings	415,003	356,802
Accumulated other comprehensive loss	(6,962)	(4,993)
Less treasury shares, at cost; 111 shares	(272)	(272)

Total shareholders’ equity	1,121,016	1,090,903
Commitments and contingencies

	$1,477,732	$1,465,720

See accompanying notes to consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Consolidated Statements of Income (Loss)

	Year ended December 31,
(in thousands, except per share data)	2010	2009	2008

Sales	$2,402,143	$2,089,253	$2,590,167
Cost of sales	2,213,451	1,942,674	2,414,231

Gross profit	188,692	146,579	175,936
Selling, general and administrative expenses	92,245	85,500	92,154
Restructuring charges	6,724	8,264	2,780
Goodwill impairment	—	—	247,482

Income (loss) from operations	89,723	52,815	(166,480)
Interest expense	(1,362)	(1,399)	(1,455)
Interest income	1,621	2,210	8,675
Other income (expense)	(1,689)	(1,705)	1,772

Income (loss) before income taxes	88,293	51,921	(157,488)
Income tax benefit (expense)	(7,258)	1,974	21,856

Net income (loss)	$81,035	$53,895	$(135,632)

Earnings (loss) per share:
Basic	$1.30	$0.83	$(2.02)
Diluted	$1.29	$0.83	$(2.02)

Weighted-average number of shares outstanding:
Basic	62,141	64,758	67,060
Diluted	62,692	65,116	67,060

See accompanying notes to consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)

	Year ended December 31,
(in thousands)	2010	2009	2008

Net income (loss)	$81,035	$53,895	$(135,632)
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,318)	4,393	(6,462)
Unrealized gain (loss) on investments, net of tax	536	924	(5,313)
Other	(187)	(125)	(26)

Comprehensive income (loss)	$79,066	$59,087	$(147,433)

The components of accumulated other comprehensive loss are as follows:

	December 31,
(in thousands)	2010	2009

Foreign currency translation losses	$(2,771)	$(453)
Unrealized loss on investments, net of tax	(3,853)	(4,389)
Other	(338)	(151)

	$(6,962)	$(4,993)

See accompanying notes to consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity

					Accumulated
			Additional		other		Total
		Common	paid-in	Retained	comprehensive	Treasury	shareholders’
(in thousands)	Shares	shares	capital	earnings	income (loss)	shares	equity

Balances, December 31, 2007	70,576	$7,058	$795,779	$479,186	$1,616	$(272)	$1,283,367
Stock-based compensation expense	—	—	4,732	—	—	—	4,732
Shares repurchased and retired	(5,802)	(580)	(62,394)	(30,859)	—	—	(93,833)
Stock options exercised	312	31	2,902	—	—	—	2,933
Issuance of restricted shares	140	14	(14)	—	—	—	—
Federal tax benefit of stock options exercised	—	—	808	—	—	—	808
Comprehensive loss	—	—	—	(135,632)	(11,801)	—	(147,433)

Balances, December 31, 2008	65,226	6,523	741,813	312,695	(10,185)	(272)	1,050,574
Stock-based compensation expense	—	—	5,356	—	—	—	5,356
Shares repurchased and retired	(1,672)	(167)	(17,964)	(9,788)	—	—	(27,919)
Stock options exercised	366	36	3,566	—	—	—	3,602
Issuance of restricted shares	150	15	(15)	—	—	—	—
Warrants exercised	27	3	200	—	—	—	203
Comprehensive income	—	—	—	53,895	5,192	—	59,087

Balances, December 31, 2009	64,097	6,410	732,956	356,802	(4,993)	(272)	1,090,903
Stock-based compensation expense	—	—	5,415	—	—	—	5,415
Shares repurchased and retired	(3,320)	(332)	(35,689)	(22,834)	—	—	(58,855)
Stock options exercised	290	29	3,223	—	—	—	3,252
Issuance of restricted shares	18	2	(2)	—	—	—	—
Excess tax benefit of stock-based compensation	—	—	1,235	—	—	—	1,235
Comprehensive income	—	—	—	81,035	(1,969)	—	79,066

Balances, December 31, 2010	61,085	$6,109	$707,138	$415,003	$(6,962)	$(272)	$1,121,016

See accompanying notes to consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2010	2009	2008

Cash flows from operating activities:
Net income (loss)	$81,035	$53,895	$(135,632)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	39,830	39,807	40,668
Deferred income taxes	280	(1,073)	(26,502)
Asset impairments	237	236	247,482
Loss on liquidation of subsidiary	315	—	—
Gain on the sale of property, plant and equipment	(69)	(9)	(70)
Stock-based compensation expense	5,415	5,356	4,732
Excess tax benefits from stock-based compensation	(1,176)	—	(602)
Changes in operating assets and liabilities, net of effects from business acquisition:
Accounts receivable	(40,190)	6,346	61,296
Inventories	(48,158)	36,515	15,985
Prepaid expenses and other assets	(18,480)	(222)	33,718
Accounts payable	(17,802)	(14,922)	(70,160)
Accrued liabilities	5,356	3,744	(7,529)
Income taxes	(1,427)	(6,103)	83

Net cash provided by operations	5,166	123,570	163,469
Cash flows from investing activities:
Purchases of investments	—	—	(162,709)
Proceeds from sales and maturities of investments	10,925	3,400	292,050
Additions to property, plant and equipment	(35,778)	(22,291)	(35,873)
Proceeds from the sale of property, plant and equipment	257	315	291
Additions to purchased software	(261)	(105)	(271)
Purchase of intangible asset	—	(11,300)	—
Business acquisition	—	(10,552)	—

Net cash provided by (used in) investing activities	(24,857)	(40,533)	93,488
Cash flows from financing activities:
Proceeds from stock options exercised	3,252	3,602	2,933
Excess tax benefits from stock-based compensation	1,176	—	602
Debt issuance cost	—	—	(234)
Principal payments on long-term debt and capital lease obligations	(300)	(254)	(621)
Share repurchases	(58,855)	(27,919)	(93,833)
Proceeds from exercise of warrants	—	203	—

Net cash used in financing activities	(54,727)	(24,368)	(91,153)
Effect of exchange rate changes	(480)	2,880	(5,308)

Net increase (decrease) in cash and cash equivalents	(74,898)	61,549	160,496
Cash and cash equivalents at beginning of year	421,243	359,694	199,198

Cash and cash equivalents at end of year	$346,345	$421,243	$359,694

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
(amounts in thousands, except per share data, unless otherwise noted)

Note 1—Summary of Significant Accounting Policies

(a) Business
Benchmark Electronics, Inc. (the Company) is a Texas corporation that provides worldwide integrated electronic manufacturing services. The Company provides services to original equipment manufacturers (OEMs) of computers and related products for business enterprises, medical devices, industrial control equipment, which includes equipment for the aerospace and defense industry, testing and instrumentation products and telecommunication equipment. The Company has manufacturing operations located in the Americas, Asia and Europe.

(b) Principles of Consolidation
The consolidated financial statements include the financial statements of Benchmark Electronics, Inc. and its wholly owned and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(c) Cash and Cash Equivalents
The Company considers all highly liquid debt instruments with an original maturity at the date of purchase of three months or less to be cash equivalents. Cash equivalents of $306.0 million and $360.5 million at December 31, 2010 and 2009, respectively, consist primarily of money-market funds, certificates of deposit, time deposits, commercial paper and U.S. Government backed Agency securities with an initial term of less than three months.

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

As of December 31, 2010, $39.2 million (par value) of long-term investments were recorded at fair value. The long-term investments consist of auction rate securities, primarily secured by guaranteed student loans backed by a U.S. government agency, and are classified as available-for-sale. These investments are of a high credit quality with a majority having AAA type credit ratings because of the government agency guarantee and other insurance. Auction rate securities are adjustable rate debt instruments whose interest rates were intended to reset every 7 to 35 days through an auction process. Overall changes in the global credit and capital markets led to failed auctions for these securities beginning in early 2008. These failed auctions, in addition to overall global economic conditions, impacted the liquidity of these investments and resulted in the Company continuing to hold these securities beyond their typical auction reset dates. The market for these types of securities remains illiquid as of December 31, 2010. These securities are classified as long-term investments and the contractual maturity of these securities is over ten years.

These long-term investments were valued using Level 3 inputs as of December 31, 2010, as the assets were subject to valuation using significant unobservable inputs. The Company estimated the fair value of each security with the assistance of an independent valuation firm using a discounted cash flow model to calculate the present value of projected cash flows based on a number of inputs and assumptions including the security structure and terms, the current market conditions and the related impact on the expected weighted average life, interest rate estimates and default risk of the securities.

As of December 31, 2010, the Company has recorded an unrealized loss of $3.9 million on the long-term investments based upon this valuation. This unrealized loss reduced the fair value of the Company’s auction rate securities as of December 31, 2010 to $35.3 million. These investments have been in an unrealized loss position for greater than 12 months. During 2010, 2009 and 2008, the Company recorded  unrealized gains (losses) of $0.5 million, $0.9 million and $(5.3) million, respectively, on the long-term investments.

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

Based on these assessments, the Company has determined that there is no credit loss associated with its auction rate securities as of December 31, 2010, as shown by the cash flows expected to be received over the remaining life of the securities.

The following table provides a reconciliation of the beginning and ending balance of our auction rate securities classified as long-term investments measured at fair value using significant unobservable inputs (Level 3 inputs):

	2010	2009

Balance as of January 1	$45,686	$48,162
Transfers into Level 3	—	—
Net unrealized gains included in other comprehensive income	536	924
Redemptions of investments	(10,925)	(3,400)

Balance as of December 31	$35,297	$45,686

Unrealized losses still held	$3,853	$4,389

The cumulative unrealized loss is included as a component of accumulated other comprehensive loss within shareholders’ equity in the accompanying consolidated balance sheet. As of December 31, 2010, there were no long-term investments measured at fair value using Level 1 or Level 2 inputs. All income generated from these investments is recorded as interest income.

(e) Inventories
Inventories include material, labor and overhead and are stated at the lower of cost (principally first-in, first-out method) or market.

(f) Property, Plant and Equipment
Property, plant and equipment are stated at cost. Depreciation is calculated on the straight-line method over the useful lives of the assets – 5 to 40 years for buildings and building improvements, 2 to 10 years for machinery and equipment, 2 to 10 years for furniture and fixtures and 2 to 5 years for vehicles. Leasehold improvements are amortized on the straight-line method over the shorter of the useful life of the improvement or the remainder of the lease term.

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

(h) Other Assets
Other assets consist primarily of acquired identifiable intangible assets, capitalized purchased software costs and assets held for sale. Other intangible assets as of December 31, 2010 and 2009 were as follows:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

Customer relationships	$17,807	$(7,165)	$10,642
Technology licenses	11,300	(4,144)	7,156
Other	868	(94)	774

Other intangible assets, December 31, 2010	$29,975	$(11,403)	$18,572

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

Customer relationships	$17,944	$(5,432)	$12,512
Technology licenses	11,300	(1,698)	9,602
Other	868	(70)	798

Other intangible assets, December 31, 2009	$30,112	$(7,200)	$22,912

Customer relationships are being amortized on a straight-line basis over a period of ten years. In March 2009, the Company acquired certain technology licenses for $11.3 million. Technology licenses are being amortized over their estimated useful lives in proportion to the economic benefits consumed. Amortization of other intangible assets for the years ended December 31, 2010, 2009 and 2008 was $4.2 million, $3.5 million and $1.8 million, respectively.

The estimated future amortization expense of other intangible assets for each of the next five years is as follows:

Year ending December 31,	Amount

2011	$3,760
2012	4,391
2013	4,439
2014	1,812
2015	1,812

During 2010, 2009 and 2008, $0.3 million, $0.1 million and $0.3 million, respectively, of purchased software costs were capitalized. As of December 31, 2010 and 2009, purchased software, net of accumulated amortization totaled $2.6 million and $4.0 million, respectively. The accumulated amortization of purchased software costs at December 31, 2010 and 2009 was $22.9 million and $21.3 million, respectively. Capitalized purchased software costs are amortized straight-line over the estimated useful life of the related software, which ranges from 3 to 7 years.

As of December 31, 2010 and 2009, the Company had an asset held for sale in other assets with a net book value of $8.5 million and $8.2 million, respectively. This asset is a manufacturing facility in Tianjin, China acquired in an acquisition and is available for immediate sale. During 2008, the Company committed to a plan to divest its Tianjin facility.

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

Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The impairment determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit, which the Company has determined to be consistent with its operating segments as defined in Note 13 – “Segment and Geographic Information,” and compares it to its carrying amount. The fair value of our reporting units is determined based on a weighting of both projected discounted future results and comparative market multiples. The projected discounted future results (discounted cash flow approach) is based on assumptions that are consistent with the Company’s estimates of future growth and the strategic plan used to manage the underlying business. Factors requiring significant judgment include assumptions related to future growth rates, discount factors and tax rates, amongst other considerations. Second, if the carrying amount of a reporting unit exceeds its estimated fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. This impairment analysis is based on significant assumptions of future results made by management, including revenue and cash flow projections. Circumstances that may lead to impairment of goodwill include unforeseen decreases in future performance or industry demand and the restructuring of our operations as a result of a change in our business strategy.

The Company completed the annual impairment test during the fourth quarter of 2010 and 2009 and determined that no goodwill impairment existed as of the date of the impairment test. In the fourth quarter of 2008, the Company’s annual goodwill impairment analysis indicated there was an impairment of goodwill in two of its reporting units, the Americas and Europe, primarily due to a decline in the Company’s market capitalization and market turmoil. Accordingly, the Company recorded a non-cash impairment charge in the fourth quarter of 2008 totaling $247.5 million. See Note 5.

(j) Earnings Per Share
Basic earnings per share is computed using the weighted-average number of shares outstanding. Diluted earnings per share is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding stock equivalents during the years ended December 31, 2010, 2009 and 2008. Stock equivalents include common shares issuable upon the exercise of stock options and other equity instruments, and are computed using the treasury stock method. Under the treasury stock method, the exercise price of a share, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of estimated tax benefits that would be recorded in paid-in-capital, if any, when the share is exercised are assumed to be used to repurchase shares in the current period.

The following table sets forth the calculation of basic and diluted earnings per share.

	Year ended December 31,
	2010	2009	2008

Net income (loss)	$81,035	$53,895	$(135,632)

Denominator for basic earnings per share – weighted- average number of common shares outstanding during the period	62,141	64,758	67,060
Incremental common shares attributable to exercise of outstanding dilutive options	455	303	—
Incremental common shares attributable to outstanding restricted shares and phantom stock	96	45	—
Incremental common shares attributable to exercise of warrants	—	10	—

Denominator for diluted earnings per share	62,692	65,116	67,060

Basic earnings (loss) per share	$1.30	$0.83	$(2.02)

Diluted earnings (loss) per share	$1.29	$0.83	$(2.02)

Options to purchase 2.7 million and 4.1 million common shares in 2010 and 2009, respectively, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares. In 2008, all outstanding options, warrants, restricted shares and phantom stock awards are not included in the computation of diluted loss per share because the Company was in a net loss position.

(k) Revenue Recognition
Revenue from the sale of manufactured products built to customer specifications and excess inventory is recognized when title and risk of ownership have passed, the price to the buyer is fixed and determinable and recoverability is reasonably assured, which generally is when the goods are shipped. To a lesser extent, the Company also derives revenue from non-manufacturing services, such as product design, circuit board layout and test development. Revenue from design, development and engineering services is recognized when the services are performed and collectibility is reasonably certain. Such services provided under fixed price contracts are accounted for using the percentage of completion method. The Company assumes no significant obligations after shipment as the Company typically warrants workmanship only. Based on historical experience, the warranty provision is immaterial.

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

(m) Stock-Based Compensation
All share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on their fair values. The total compensation cost recognized for stock-based awards was $5.4 million, $5.4 million and $4.7 million for 2010, 2009 and 2008, respectively. The compensation expense for stock-based awards includes an estimate for forfeitures and is recognized over the vesting period of the awards using the straight-line method. Cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards (excess tax benefits) are classified as cash flows from financing activities. Awards of restricted shares and phantom stock are valued at the closing market price of the Company’s stock on the date of grant.

As of December 31, 2010, there was approximately $4.8 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 1.8 years. As of December 31, 2010, there was $2.0 million of total unrecognized compensation cost related to restricted share awards. That cost is expected to be recognized over a weighted-average period of 2.5 years. As of December 31, 2010, there was $0.5 million of total unrecognized compensation cost related to phantom stock awards. That cost is expected to be recognized over a weighted-average period of 2.6 years.

During the years ended December 31, 2010, 2009 and 2008, the Company issued 61 thousand, 0.6 million and 0.8 million options, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions used to value the option grants during the years ended December 31, 2010, 2009 and 2008 were as follows:

	Year ended December 31,
	2010	2009	2008

Stock Options
Expected term of options	7.0 years	5.7 years	4.8 years
Expected volatility	40%	41%	40%
Risk-free interest rate	2.94%	2.51%	1.91%
Dividend yield	zero	zero	zero

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

The weighted-average fair value per option granted during the years ended December 31, 2010, 2009 and 2008 was $9.03, $7.58 and $4.75, respectively. The total cash received as a result of stock option exercises for year ended December 31, 2010, 2009 and 2008 was approximately $3.3 million, $3.6 million and $2.9 million, respectively. The excess tax benefit realized as a result of the stock option exercises during 2010 and 2008 was $1.1 million and $0.8 million, respectively, which has been recorded as an increase to additional paid-in capital. For the year ended December 31, 2010, 2009 and 2008, the total intrinsic value of stock options exercised was $2.1 million, $2.6 million and $2.4 million, respectively. The Company realized an excess tax benefit of $0.1 million during 2010 related to the vesting of restricted shares and phantom stock, which has been recorded as an increase to additional paid-in capital.

(n) Use of Estimates
Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in accordance with generally accepted accounting principles. Actual results could differ from those estimates.

(o) Fair Values of Financial Instruments
The Company’s financial instruments consist of cash equivalents, accounts receivable, accrued liabilities, accounts payable and capital lease obligations. The Company believes that the carrying value of these instruments approximate their fair value. As of December 31, 2010, the Company’s long-term investments are recorded at fair value. See Note 11.

(p) Foreign Currency
For foreign subsidiaries using the local currency as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expenses are translated at average exchange rates. The effects of these translation adjustments are reported in other comprehensive income. Exchange losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in other expense and totaled approximately $2.4 million, $1.9 million and $1.9 million in 2010, 2009 and 2008, respectively.

(q) Recently Enacted Accounting Principles
In October 2009, the Financial Accounting Standards Board (FASB) issued amendments to the accounting and disclosure for revenue recognition. These amendments modify the criteria for recognizing revenue in multiple element arrangements. This guidance is effective beginning January 1, 2011. The Company will elect to adopt the provisions of this guidance prospectively to new or materially modified arrangements beginning on the effective date. The Company does not anticipate the adoption of this new guidance to have a material impact on its consolidated financial position and results of operations.

In October 2009, the FASB issued guidance which amends the scope of existing software revenue recognition accounting. Tangible products containing software components and non-software components that function together to deliver the product’s essential functionality would be scoped out of the accounting guidance on software and accounted for based on other appropriate revenue recognition guidance. This guidance is effective beginning January 1, 2011. The Company will elect to adopt the provisions of this guidance prospectively to new or materially modified arrangements beginning on the effective date. The Company does not anticipate the adoption of this new guidance to have a material impact on its consolidated financial position and results of operations.

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuances and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, or January 1, 2010 for the Company, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which does not become effective until fiscal years beginning after December 15, 2010, or January 1, 2011 for the Company. Adoption of this new guidance is for disclosure purposes only and did not have any impact on the Company’s consolidated financial position or results of operations.

On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act (the Act), which is a comprehensive health care reform bill for the U.S. In addition, on March 30, 2010, President Obama signed into law the reconciliation measure (“Heath Care and Education Reconciliation Act of 2010”), which modifies certain provisions of the Act. Although the new legislation did not have an impact on the Company’s consolidated financial position, results of operation or cash flows in 2010, the Company is continuing to assess the potential impacts on its future obligations, costs, and cash flows related to its health care benefits and post-retirement healthcare obligations.

The Company has determined that all other recently issued accounting standards will not have a material impact on its consolidated financial position, results of operations and cash flows, or do not apply to its operations.

(r) Reclassifications
Certain reclassifications of prior period amounts have been made to conform to the current year presentation.

Note 2—Business Acquisition
In May 2009, the Company completed an immaterial business acquisition of certain precision machining assets and capabilities for $10.6 million. The Company expensed $0.1 million in acquisition costs related to this acquisition.

Note 3—Inventories
Inventory costs are summarized as follows:

	December 31,
	2010	2009

Raw materials	$274,909	$237,294
Work in process	60,776	54,197
Finished goods	26,549	24,252

	$362,234	$315,743

Note 4—Property, Plant and Equipment
Property, plant and equipment consists of the following:

	December 31,
	2010	2009

Land	$6,172	$6,172
Buildings and building improvements	65,525	65,258
Machinery and equipment	331,859	309,976
Furniture and fixtures	7,161	7,082
Vehicles	682	668
Leasehold improvements	17,001	17,059
Construction in progress	1,986	142

	430,386	406,357
Less accumulated depreciation	(302,944)	(280,107)

	$127,442	$126,250

Note 5—Goodwill
Goodwill associated with each of the Company’s business segments and changes in those amounts in 2008, 2009 and 2010 were as follows:

	Americas	Asia	Europe	Total

Goodwill, December 31, 2007	$226,122	$37,912	$19,691	$283,725
Impairment charge	(227,791)	—	(19,691)	(247,482)
Currency translation adjustment	1,669	—	—	1,669

Goodwill, December 31, 2008, 2009 and 2010	$—	$37,912	$—	$37,912

Note 6—Borrowing Facilities
Capital lease obligations outstanding consist of the following:

	December 31,
	2010	2009

Capital lease obligations	$11,381	$11,681
Less current installments	362	300

Capital lease obligations, less current installments	$11,019	$11,381

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

Interest on outstanding borrowings under the Credit Agreement is payable quarterly, at the Company’s option, at either LIBOR plus 0.75% to 1.75% or a prime rate plus 0.00% to 0.25%, based upon the Company’s debt ratio as specified in the Credit Agreement. A commitment fee of 0.15% to 0.35% per annum (based upon the Company’s debt ratio) on the unused portion of the revolving credit line is payable quarterly in arrears. As of December 31, 2010 and 2009, the Company had no borrowings outstanding under the Credit Agreement and $100 million was available for future borrowings.

The Credit Agreement is secured by the Company’s domestic inventory and accounts receivable, 100% of the stock of the Company’s domestic subsidiaries, 65% of the voting capital stock of each direct foreign subsidiary and substantially all of the other tangible and intangible assets of the Company and its domestic subsidiaries. The Credit Agreement contains customary financial covenants as to working capital, debt leverage, fixed charges and consolidated net worth, and restricts the ability of the Company to incur additional debt, pay dividends, sell assets and to merge or consolidate with other persons. As of December 31, 2010 and 2009, the Company was in compliance with all such covenants and restrictions.

The Company’s Thailand subsidiary has a multi-purpose credit facility with Kasikornbank Public Company Limited (the Thai Credit Facility) that provides for approximately $11.6 million (350 million Thai baht) in working capital availability. The Thai Credit Facility is secured by land and buildings in Thailand. Availability of funds under the Thai Credit Facility is reviewed annually and is currently accessible through October 2011. As of December 31, 2010 and 2009, the Company’s Thailand subsidiary had no working capital borrowings outstanding.

The aggregate principal maturities of capital lease obligations for each of the five years subsequent to December 31, 2010 are as follows: 2011, $0.4 million; 2012, $0.4 million; 2013, $0.5 million; 2014, $0.6 million; and 2015, $0.7 million.

Note 7—Commitments
The Company leases certain manufacturing equipment, office equipment, vehicles and office, warehouse and manufacturing facilities under operating leases. Some of the leases provide for escalation of the lease payments as maintenance costs and taxes increase. The leases expire at various times through 2020. Leases for office space and manufacturing facilities generally contain renewal options. Rental expense for the years ended December 31, 2010, 2009 and 2008 was $11.0 million, $10.6 million and $10.9 million, respectively.

The Company is obligated under capital leases that expire on various dates through 2023. As of December 31, 2010, property, plant and equipment include the following amounts under capital leases:

Buildings and building improvements	$12,207
Vehicles	26

12,233
Less accumulated depreciation	(3,028)

$9,205

Future minimum lease payments under noncancelable operating leases and future minimum capital lease payments are as follows:
	Capital	Operating
Year ending December 31,	Leases	Leases

2011	$1,498	$9,225
2012	1,520	8,088
2013	1,550	6,567
2014	1,581	5,139
2015	1,613	4,771
Thereafter	12,696	8,475

Total minimum lease payments	$20,458	$42,265

Less: amount representing interest	9,077

Present value of minimum lease payments	11,381
Less: current installments	362

Capital lease obligations, less current installments	$11,019

The Company enters into contractual commitments to deliver products and services in the ordinary course of business. The Company believes that all such contractual commitments will be met or renegotiated such that no material adverse financial impact on the Company’s financial position, results of operations or liquidity will result from these commitments.

Note 8—Common Shares and Stock-Based Awards Plans
On July 24, 2008, the Company completed the repurchase of 6.8 million of its common shares under the $125 million share repurchase program approved by the Board of Directors on July 25, 2007. On September 20, 2010, the Company completed the repurchase of 6.1 million of its common shares under the $100 million share repurchase program approved by the Board of Directors on July 24, 2008. On March 3, 2010, the Board of Directors approved the additional repurchase of up to $100 million of the Company’s outstanding common shares (the 2010 Repurchase Program). As of December 31, 2010, the Company has $91.4 million remaining under the 2010 Repurchase Program.

Share purchases may be made in the open market, in privately negotiated transactions or block transactions, at the discretion of the Company’s management and as market conditions warrant. Purchases will be funded from available cash and may be commenced, suspended or discontinued at any time without prior notice. Shares repurchased under the program will be retired. During 2010, the Company repurchased a total of 3.3 million common shares for $58.9 million at an average price of $17.70 per share. During 2009, the Company repurchased a total of 1.7 million common shares for $27.9 million at an average price of $16.67 per share. During 2008, the Company repurchased a total of 5.8 million common shares for $93.8 million at an average price of $16.14 per share.

The Benchmark Electronics, Inc. 2000 Stock Awards Plan (the 2000 Plan) and the Benchmark Electronics, Inc. 2010 Omnibus Incentive Compensation Plan (the 2010 Plan) authorize the Company, upon recommendation of the compensation committee of the Board of Directors, to grant a variety of types of awards, including stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance compensation awards, phantom stock awards and deferred share units, or any combination thereof, to any director, officer, employee or consultant (including any prospective director, officer, employee or consultant) of the Company. Stock options are granted with an exercise price equal to the market price of the Company’s common shares on the date of grant, vest over a four-year period from the date of grant and have a term of ten years. Restricted shares and phantom stock awards granted to employees vest over a four-year period from the date of grant, subject to the continued employment of the employee by the Company. The 2000 Plan expired on February 16, 2010 and no additional grants can be made under that plan. The 2010 Plan was approved by the Company’s shareholders on May 18, 2010 and replaced the 2000 Plan. Members of the Board of Directors of the Company who are not employees of the Company participate in the Benchmark Electronics, Inc. 2002 Stock Option Plan for Non-Employee Directors (the 2002 Plan) that provides for the granting of stock options upon the occurrence of the non-employee director’s election or re-election to the Board of Directors. All awards under the 2002 Plan are fully vested upon the date of grant and have a term of ten years. The 2002 Plan was approved by the Company’s shareholders on May 14, 2002. As of December 31, 2010, 5.2 million additional common shares are available for issuance under the Company’s existing plans.

The following table summarizes the activities relating to the Company’s stock options:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value

Outstanding at December 31, 2007	5,875	$19.15
Granted	817	$12.91
Exercised	(313)	$9.38
Forfeited or expired	(541)	$23.04

Outstanding at December 31, 2008	5,838	$18.43
Granted	584	$18.39
Exercised	(366)	$9.85
Forfeited or expired	(525)	$16.26

Outstanding at December 31, 2009	5,531	$19.20
Granted	61	$19.41
Exercised	(290)	$11.21
Forfeited or expired	(477)	$24.32

Outstanding at December 31, 2010	4,825	$19.18	5.58	$9,015

Exercisable at December 31, 2010	3,569	$20.40	4.72	$5,601

The aggregate intrinsic value in the table above is before income taxes and is calculated as the difference between the exercise price of the underlying options and the Company’s closing stock price of $18.16 as of the last business day of the year ended December 31, 2010 for options that had exercise prices that were below the closing price.

At December 31, 2010, 2009 and 2008, the number of options exercisable was 3.6 million, 3.1 million and 3.4 million, respectively, and the weighted-average exercise price of those options was $20.40, $19.97 and $18.02, respectively.

The following table summarizes the activities relating to the Company’s restricted shares:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value

Outstanding at December 31, 2007	—	—
Granted	140	$13.99

Outstanding at December 31, 2008	140	$13.99
Granted	151	$19.11
Forfeited	(1)	$12.64

Outstanding at December 31, 2009	290	$16.67
Vested	(105)	$15.81
Forfeited	(7)	$17.02

Outstanding at December 31, 2010	178	$17.17

The following table summarizes the activities relating to the Company’s phantom stock awards:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value

Outstanding at December 31, 2007	—	—
Granted	34	$12.64

Outstanding at December 31, 2008	34	$12.64
Granted	49	$19.11
Forfeited	(2)	$14.07

Outstanding at December 31, 2009	81	$16.50
Vested	(26)	$15.33
Forfeited	(8)	$17.04

Outstanding at December 31, 2010	47	$17.05

Note 9—Income Taxes
Income tax expense (benefit) based on income (loss) before income taxes consists of:

	Year ended December 31,
	2010	2009	2008

Current:
U.S. Federal	$300	$(4,521)	$(1,922)
State and local	948	294	226
Foreign	5,730	3,326	6,342

	6,978	(901)	4,646
Deferred:
U.S. Federal	(407)	1,789	(22,598)
State and local	(52)	355	(2,751)
Foreign	739	(3,217)	(1,153)

	280	(1,073)	(26,502)

	$7,258	$(1,974)	$(21,856)

Worldwide income (loss) before income taxes consisted of the following:

	Year ended December 31,
	2010	2009	2008

United States	$27,650	$4,012	$(238,750)
Foreign	60,643	47,909	81,262

	$88,293	$51,921	$(157,488)

Income tax expense (benefit) differed from the amounts computed by applying the U.S. Federal statutory income tax rate to income (loss) before income taxes as a result of the following:

	Year ended December 31,
	2010	2009	2008

Tax at statutory rate	$30,903	$18,172	$(55,121)
State taxes, net of federal tax effect	582	422	(1,641)
Effect of foreign operations and tax incentives	(13,468)	(13,998)	(21,358)
Valuation allowance	(10,657)	(486)	(1,493)
Intercompany transactions	(1,321)	(1,293)	—
Losses in foreign jurisdictions for which no benefit has been provided	63	894	758
Tax exempt interest	(86)	(162)	(1,354)
Write-off of investment in inactive foreign owned subsidiary	—	(2,668)	(3,440)
Revaluation loss	—	(2,429)	—
Nondeductible goodwill impairment	—	—	61,289
Other	1,242	(426)	504

Total income tax expense (benefit)	$7,258	$(1,974)	$(21,856)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:
	December 31,
	2010	2009

Deferred tax assets:
Carrying value of inventories	$1,816	$1,888
Accrued liabilities and allowances deductible for tax purposes on a cash basis	7,043	4,508
Goodwill	18,179	22,049
Stock-based compensation	6,466	5,985
Net operating loss carryforwards	46,829	58,566
Tax credit carryforwards	4,464	3,957
Other	11,398	11,879

	96,195	108,832
Less: valuation allowance	(61,852)	(72,926)

Net deferred tax assets	34,343	35,906

Deferred tax liabilities:
Plant and equipment, due to differences in depreciation	(4,984)	(6,784)
Other	(1,534)	(1,548)

Gross deferred tax liability	(6,518)	(8,332)

Net deferred tax asset	$27,825	$27,574

Recorded as:
Current deferred tax assets	$8,090	$9,861
Non-current deferred tax assets	19,735	17,713

Net deferred tax asset	$27,825	$27,574

The net change in the total valuation allowance for the years ended December 31, 2010, 2009 and 2008 was an increase (decrease) of $(11.1) million, $(2.9) million and $0.5 million, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances as of December 31, 2010. During 2010, the valuation allowance on U.S. net deferred tax assets was reduced by $10.5 million as a result of utilizing U.S. net operating losses and other deferred tax assets during the year.

As of December 31, 2010, the Company had $101.5 million in U.S. Federal operating loss carryforwards which will expire from 2022 to 2029, state operating loss carryforwards of approximately $105.4 million which will expire from 2017 to 2029, foreign operating loss carryforwards of approximately $19.0 million with indefinite carryforward periods, and foreign operating loss carryforwards of approximately $5.6 million which will expire at varying dates through 2017. The utilization of these net operating loss carryforwards is limited to the future operations of the Company in the tax jurisdictions in which such carryforwards arose. The Company has U.S. federal tax credit carryforwards of $2.8 million which will expire at varying dates through 2030. The Company has state tax credit carryforwards of $1.7 million which will expire at varying dates through 2027.

Cumulative undistributed earnings of certain foreign subsidiaries amounted to approximately $450 million as of December 31, 2010. The Company considers earnings from foreign subsidiaries to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been made for these earnings. Upon distribution of foreign subsidiary earnings in the form of dividends or otherwise, such distributed earnings would be reportable for U.S. income tax purposes (subject to adjustment for foreign tax credits). Determination of the amount of any unrecognized deferred tax liability on these undistributed earnings is not practical.

The Company has been granted certain tax incentives, including tax holidays, for its subsidiaries in China, Ireland, Malaysia and Thailand. These tax incentives, including tax holidays, expire on various dates through 2015, and are subject to certain conditions with which the Company expects to comply. The net impact of these tax incentives was to lower income tax expense for the years ended December 31, 2010, 2009, and 2008 by approximately $8.7 million (approximately $0.14 per diluted share), $9.9 million (approximately $0.15 per diluted share) and $15.9 million (approximately $0.24 per diluted share), respectively.

The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. As of December 31, 2010, the total amount of the reserve for uncertain tax benefits including interest and penalties is $18.1 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:
	December 31,
	2010	2009	2008

Balance as of January 1	$16,036	$23,121	$27,478
Additions related to prior year tax positions	120	135	182
Decreases related to prior year tax positions	—	(2,800)	(800)
Decreases as a result of a lapse of the applicable statute of limitations in current year	(1,397)	(4,420)	(3,739)

Balance as of December 31	$14,759	$16,036	$23,121

The decrease in the total amount of unrecognized tax benefits reserve during 2010, 2009 and 2008 is primarily the result of the expiration of the statute of limitations for worthless stock deductions and intercompany transactions.

The reserve is classified as a current or long-term liability in the consolidated balance sheet based on the Company’s expectation of when the items will be settled. The Company records interest expense and penalties accrued in relation to uncertain income tax benefits as a component of current income tax expense. The total amount of interest and penalties included in income tax expense during the year ended December 31, 2010, 2009 and 2008 was $0.3 million, $0.07 million and $0.04 million, respectively. The total amount of accrued potential interest and penalties on unrecognized tax benefits as of December 31, 2010 is $1.8 million and $1.6 million, respectively.

The Company and its subsidiaries in Brazil, China, Ireland, Luxembourg, Malaysia, Mexico, the Netherlands, Romania, Singapore, Thailand and the United States remain open to examination by the various local taxing authorities, in total or in part, for fiscal years 2004 to 2010. The Company’s subsidiary in Thailand has filed for a refund of $7.8 million of previously paid income taxes which is included in prepaid expenses and other assets. The Thailand tax authorities are currently conducting an examination of the applicable filings.

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

Sales to the ten largest customers represented 47%, 52% and 58% of total sales for 2010, 2009 and 2008, respectively. Sales to major customers were as follows for the indicated periods:

	Year ended December 31,
	2010		2009		2008

Customer A	$	*		$290,236	$	*
Customer B	$	*	$	*		$643,868

* amount is less than 10% of total

In 2009, the Company’s largest customer supported another customer in the computers and related products for business enterprises industry. In 2010, the combined product sales to these two customers totaled $300.9 million but no one customer’s sales exceeded 10% of total sales.

Note 11—Financial Instruments and Concentration of Credit Risk
The carrying amounts of cash equivalents, accounts receivable, accrued liabilities, accounts payable and capital lease obligations approximate fair value. As of December 31, 2010, the Company’s investments are recorded at fair value. See Note 1(d). As of December 31, 2010, the Company had no significant off-balance sheet concentrations of credit risk such as foreign currency exchange contracts or other hedging arrangements. Financial instruments that subject the Company to credit risk consist of cash and cash equivalents, investments and trade accounts receivable. Management maintains the majority of the Company’s cash and cash equivalents with financial institutions. One of the most significant credit risks is the ultimate realization of accounts receivable. This risk is mitigated by (i) sales to well established companies, (ii) ongoing credit evaluation of customers, and (iii) frequent contact with customers, thus enabling management to monitor current changes in business operations and to respond accordingly. Management considers these concentrations of credit risks in establishing our allowance for doubtful accounts and believes these allowances are adequate. The Company’s largest customer represented approximately 18% and 21% of its gross accounts receivable as of December 31, 2010 and 2009, respectively.

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

Note 13—Segment and Geographic Information
The Company has manufacturing facilities in the Americas, Asia and Europe to serve its customers. The Company is operated and managed geographically. The Company’s management evaluates performance and allocates the Company’s resources on a geographic basis. Intersegment sales are generally recorded at prices that approximate arm’s length transactions. Operating segments’ measure of profitability is based on income (loss) from operations, except for a non-cash goodwill impairment charge totaling $247.5 million in 2008. This non-cash impairment charge is recorded in the Corporate and intersegment eliminations below. See Note 1(i). The accounting policies for the reportable operating segments are the same as for the Company taken as a whole. The Company has three reportable operating segments: the Americas, Asia, and Europe. Information about operating segments was as follows:

	Year ended December 31,
	2010	2009	2008

Net sales:
Americas	$1,538,034	$1,279,632	$1,689,146
Asia	864,627	724,541	908,539
Europe	164,196	182,031	257,235
Elimination of intersegment sales	(164,714)	(96,951)	(264,753)

	$2,402,143	$2,089,253	$2,590,167

Depreciation and amortization:
Americas	$20,031	$19,376	$17,361
Asia	13,444	13,873	16,892
Europe	2,913	2,778	2,834
Corporate	3,442	3,780	3,581

	$39,830	$39,807	$40,668

Income (loss) from operations:
Americas	$64,632	$36,211	$42,816
Asia	58,998	52,969	68,726
Europe	3,488	(1,376)	2,383
Corporate and intersegment eliminations	(37,395)	(34,989)	(280,405)

	$89,723	$52,815	$(166,480)

Capital expenditures:
Americas	$18,486	$10,298	$13,937
Asia	14,283	8,519	19,113
Europe	2,233	3,281	2,301
Corporate	1,036	298	793

	$36,038	$22,396	$36,144

Total assets:
Americas	$583,724	$567,494	$532,415
Asia	516,078	418,208	477,500
Europe	243,872	263,025	182,603
Corporate and other	134,058	216,993	240,522

	$1,477,732	$1,465,720	$1,433,040

Geographic net sales information provided below reflects the destination of the product shipped. Long-lived assets information is based on the physical location of the asset.

	Year ended December 31,
	2010	2009	2008

Geographic net sales:
United States	$1,764,544	$1,549,272	$1,953,537
Asia	216,599	171,355	207,172
Europe	367,599	331,830	390,632
Other	53,401	36,796	38,826

	$2,402,143	$2,089,253	$2,590,167

Long-lived assets:
United States	$72,386	$77,675	$74,993
Asia	67,365	65,555	70,916
Europe	9,785	9,344	8,432
Other	16,237	13,160	12,901

	$165,773	$165,734	$167,242

Note 14—Employee Benefit Plans
The Company has defined contribution plans qualified under Section 401(k) of the Internal Revenue Code for the benefit of its U.S. employees. The plans cover all U.S. employees with at least one year of service. Under the provisions of the plans, the Company will match a portion of each participant’s contribution. The Company may also make discretionary contributions to the plans. During 2010, 2009 and 2008, the Company made contributions to the plans of approximately $3.5 million, $3.2 million and $3.4 million, respectively. The Company also has defined contribution benefit plans for certain of its international employees primarily dictated by the custom of the regions in which it operates. During 2010, 2009 and 2008, the Company made contributions to the international plans of approximately $0.3 million, $0.2 million and $0.5 million, respectively.

Note 15—Contingencies
On June 3, 2007, Power Paper, Ltd. (Power Paper), a limited liability company from Israel filed suit against Pemstar Inc. (Pemstar) in U.S. District Court in Minnesota. Pemstar was a Minnesota public company that was acquired by the Company in January 2007. Power Paper’s claim seeks damages of up to $22.8 million based on an alleged breach of contract. On behalf of Pemstar, the Company filed an answer and counterclaim. Discovery is complete, and the Company filed a comprehensive summary judgment motion in May 2010, which motion was denied by the Court in December 2010. The parties have been advised that the Court will hear pre-trial motions in April 2011, and a jury trial has been set to begin on May 2, 2011. The Company expects this case to go to trial and intends to vigorously defend against Power Paper’s allegations. Management believes that an occurrence of Power Paper prevailing on the merits is not probable; therefore, no accrual has been made. Further, the amount of the liability, if any, from this claim cannot currently be reasonably estimated.

In addition to the matter described above, the Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these other matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

The Company recognized restructuring charges during 2010 and 2009 primarily related to capacity reduction and reductions in workforce in certain facilities worldwide. In 2008 and 2007, the Company recognized restructuring charges primarily related to reductions in workforce in certain facilities and the re-sizing of certain facilities. The Company also recorded an assumed liability for expected involuntary employee termination costs and facility closures in connection with a merger during 2007. These charges were recorded pursuant to plans developed and approved by management.

The components of the restructuring charges during 2010 were as follows:

	Americas	Europe	Asia	Total

Severance costs	$1,388	$1,374	$1,384	$4,146
Facility lease costs	494	—	—	494
Other exit costs	369	137	679	1,185

	$2,251	$1,511	$2,063	$5,825

During 2010, the Company recognized $4.2 million of employee termination costs associated with the involuntary terminations of 751 employees in connection with reductions in workforce of certain facilities. The identified involuntary employee terminations by reportable geographic region amounted to approximately 286, 421 and 44 for the Americas, Asia and Europe, respectively. The Company also recorded approximately $0.5 million for facility lease obligations and approximately $1.2 million for other exit costs, including $0.2 million of asset impairments associated with the closure of certain leased facilities.

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

The following table summarizes the 2010 activity in the accrued restructuring balances related to the various restructuring activities described above:

	Balance as of				Foreign	Balance as of
	December 31,	Restructuring	Cash	Non-Cash	Exchange	December 31,
	2009	Charges	Payment	Activity	Adjustments	2010

2010 Restructuring:
Severance	$—	$4,164	$(2,401)	$—	$4	$1,767
Leased facility costs	—	494	(494)	—	—	—
Other exit costs	—	1,167	(458)	—	—	709

	—	5,825	(3,353)	—	4	2,476
2009 Restructuring:
Severance	1,099	134	(1,235)	—	2	—
Lease facility costs	2,472	99	(835)	—	(230)	1,506
Other exit costs	113	901	(882)	(105)	—	27

	3,684	1,134	(2,952)	(105)	(228)	1,533
2007 Restructuring:
Lease facility costs	373	48	(396)	—	(25)	—
Other exit costs	415	(283)	(73)	—	(40)	19

	788	(235)	(469)	—	(65)	19

Total	$4,472	$6,724	$(6,774)	$(105)	$(289)	$4,028

The following table summarizes the 2009 activity in the accrued restructuring balances related to the various restructuring activities described above:

	Balance as of				Foreign	Balance as of
	December 31,	Restructuring	Cash	Non-Cash	Exchange	December 31,
	2008	Charges	Payment	Activity	Adjustments	2009

2009 Restructuring:
Severance	$—	$4,301	$(3,143)	$—	$(59)	$1,099
Lease facility costs	—	2,843	(371)	—	—	2,472
Other exit costs	—	1,094	(745)	(236)	—	113

	—	8,238	(4,259)	(236)	(59)	3,684
2008 Restructuring:
Severance	414	(67)	(344)	—	(3)	—
Other exit costs	228	—	(224)	—	(4)	—

	642	(67)	(568)	—	(7)	—
2007 Restructuring:
Lease facility costs	745	—	(283)	(89)	—	373
Other exit costs	447	—	—	(39)	7	415

	1,192	—	(283)	(128)	7	788

Total	$1,834	$8,171	$(5,110)	$(364)	$(59)	$4,472

Note 17—Quarterly Financial Data (Unaudited)
The following table sets forth certain unaudited quarterly information with respect to the Company’s results of operations for the years 2010, 2009 and 2008. Earnings (loss) per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings (loss) per share may not equal the total earnings (loss) per share amounts for the fiscal year.

	2010 Quarter
	1st	2nd	3rd	4th

Sales	$571,905	$589,449	$613,864	$626,925
Gross profit	45,345	46,894	47,721	48,732
Net income	18,250	20,777	22,998	19,010
Earnings per common share:
Basic	0.29	0.33	0.37	0.31
Diluted	0.29	0.33	0.37	0.31

	2009 Quarter
	1st	2nd	3rd	4th

Sales	$496,767	$481,802	$510,461	$600,223
Gross profit	31,636	34,554	36,813	43,576
Net income	9,238	11,555	16,416	16,686
Earnings per common share:
Basic	0.14	0.18	0.25	0.26
Diluted	0.14	0.18	0.25	0.26

	2008 Quarter
	1st	2nd	3rd	4th

Sales	$684,309	$682,416	$641,672	$581,770
Gross profit	45,088	45,900	44,169	40,781
Net income (loss)	22,329	22,142	23,635	(203,738)
Earnings (loss) per common share:
Basic	0.32	0.33	0.36	(3.13)
Diluted	0.32	0.33	0.35	(3.13)

Note 18—Supplemental Cash Flow Information
The following is additional information concerning supplemental disclosures of cash payments.

	Year ended December 31,
	2010	2009	2008

Income taxes paid, net	$8,577	$6,170	$4,573
Interest paid	$1,324	$1,354	$1,420

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Benchmark Electronics, Inc.:

We have audited the accompanying consolidated balance sheets of Benchmark Electronics, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Benchmark Electronics, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Benchmark Electronics, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

(signed) KPMG LLP
Houston, Texas
February 25, 2011

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

There has been no change in our internal control over financial reporting that occurred during the last fiscal quarter covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included below.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders
Benchmark Electronics, Inc.:

We have audited Benchmark Electronics, Inc.’s (the Company’s) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Benchmark Electronics, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Benchmark Electronics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Benchmark Electronics, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 25, 2011, expressed an unqualified opinion on those consolidated financial statements.

(signed) KPMG LLP
Houston, Texas
February 25, 2011

Item 9B.  Other Information

Not applicable.
PART III

Item10.	Directors, Executive Officers and Corporate Governance

The information under the captions “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders (the 2011 Proxy Statement), to be filed not later than 120 days after the close of the Company’s fiscal year, is incorporated herein by reference in response to this item.

Item 11.	Executive Compensation

The information under the captions “Compensation Discussion and Analysis” and “Report of Compensation Committee” in the 2011 Proxy Statement, to be filed not later than 120 days after the close of the Company’s fiscal year, is incorporated herein by reference in response to this item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information under the caption “Common Share Ownership of Certain Beneficial Owners and Management” in the 2011 Proxy Statement, to be filed not later than 120 days after the close of the Company’s fiscal year, is incorporated herein by reference in response to this item.

The following table sets forth certain information relating to our equity compensation plans as of December 31, 2010.

	Number of
	securities to be		Weighted-		Number of
	issued upon		average exercise		securities
	exercise of		price of		remaining
	outstanding		outstanding		available
	options, warrants		options, warrants		for future
Plan Category	and rights		and rights		issuance

Equity compensation plans approved by security holders	4,858,322	(1)	$19.21	(1)	5,240,147
Equity compensation plans not approved by security holders (2)	13,500		$11.10		—

Total	4,871,822				5,240,147

(1) Includes 46,932 phantom stock awards. The weighted-average exercise price does not take these awards into account.

(2) In December of 1994, the Board of Directors adopted the Benchmark Electronics, Inc. 1994 Stock Option Plan for Non-Employee Directors (the 1994 Plan) for the benefit of members of the Board of Directors of Benchmark or its affiliates who are not employees of Benchmark or its affiliates (as defined in the 1994 Plan). The 1994 Plan was not required to be approved by our shareholders. All awards under the 1994 Plan were fully vested upon the date of grant. The exercise price per common share of options granted under the 1994 Plan was the fair market value of a Common Share on the date such option was granted. As of December 31, 2010, the Company has outstanding options with respect to 13,500 Common Shares under the 1994 Plan. The 1994 Plan was replaced in 2002, and no additional grants may be made under that plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information under the caption “Election of Directors” in the 2011 Proxy Statement, to be filed not later than 120 days after the close of the Company’s fiscal year, is incorporated herein by reference in response to this item.

Item 14.	Principal Accounting Fees and Services

The information under the caption “Audit Committee Report to Shareholders” in the 2011 Proxy Statement, to be filed not later than 120 days after the close of the Company’s fiscal year, is incorporated herein by reference in response to this item.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a) (1) Financial statements of the Company filed as part of this report:

See Item 8 - Financial Statements and Supplementary Data.

 (2) Financial statement schedule filed as part of this report:

Schedule II - Valuation Accounts

		Additions
	Balance at				Balance at
	Beginning	Charges to			End of
(in thousands)	of Period	Operations	Other	Deductions	Period

Year ended December 31, 2010:
Allowance for doubtful accounts (1)	$417	385	(29)	187	586

Year ended December 31, 2009:
Allowance for doubtful accounts (1)	$1,072	(51)	(6)	598	417

Year ended December 31, 2008:
Allowance for doubtful accounts (1)	$1,406	405	(10)	729	1,072

(1)	Deductions in the allowance for doubtful accounts represent write-offs, net of recoveries, of amounts determined to be uncollectible.

Report of Independent Registered Public Accounting Firm on Schedule

The Board of Directors and Shareholders
Benchmark Electronics, Inc.:

Under date of February 25, 2011, we reported on the consolidated balance sheets of Benchmark Electronics, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010, in this annual report on Form 10-K for the year 2010. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule included in Item 15(a)2. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

(signed) KPMG LLP
Houston, Texas
February 25, 2011

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

4.11	—
Amendment No. 2 dated as of May 18, 2010, to the Rights Agreement dated as of December 11, 1998, as amended by Amendment No. 1 dated as of December 10, 2008 (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-A12B/A filed May 25, 2010 (Commission file number 1-10560)).

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

10.3	—
First Amendment to the Benchmark Electronics, Inc. 1994 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 99.2 to the Company’s Form S-8 (Registration Number 333-103183)).

10.4	—	Benchmark Electronics, Inc. 2000 Stock Awards Plan (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 (Registration Number 333-54186)).

10.5	—
Form of incentive stock option agreement for use under the 2000 Stock Awards Plan (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 (Registration Number 333-54186)).

10.6	—
Form of phantom stock agreement for use under the 2000 Stock Awards Plan (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission file number 1-10560)).

10.7	—
Form of nonqualified stock option agreement for use under the 2000 Stock Awards Plan (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 20088 (Commission file number 1-10560)).

10.8	—	Form of restricted stock agreement for use under the 2000 Stock Awards Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated March 17, 2008 (Commission file number 1-10560)).

10.9	—	Benchmark Electronics, Inc. Deferred Compensation Plan dated as of December 16, 2008 (incorporated by reference to Exhibit 99.1 to the Company’s Form S-8 (Registration Number 333-156202)).

10.10	—
Guarantee dated September 10, 1998 by the Company in favor of Kilmore Developments Limited (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (Commission file number 1-10560)).

10.11	—
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

10.13	—
Employment Agreement between the Company and Cary T. Fu effective December 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated November 11, 2005 and filed on November 15, 2005 (Commission file number 1-10560)).

10.14	—
Employment Agreement between the Company and Gayla J. Delly effective December 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated November 11, 2005 and filed on November 15, 2005 (Commission file number 1-10560)).

10.15	—
Employment Agreement between the Company and Donald F. Adam dated as of March 10, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated March 10, 2009 (Commission file number 1-10560)).

10.16	—
Benchmark Electronics, Inc. 2002 Stock Option Plan for Non-Employee Directors (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed April 15, 2002 (Commission file number 1-10560)).

10.17	—	Code of Conduct (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (Commission file number 1-10560)).

10.18	—
Amendment No. 1 to the Benchmark Electronics, Inc. 2002 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 99.3 to the Company’s Form 8-K dated May 18, 2006 filed on May 19, 2006 (Commission file number 1-10560)).

10.19	—	Benchmark Electronics, Inc. 2010 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (Registration Number 333-168426)).

10.20	—
Form of option award agreement for use under the 2010 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-8 (Registration Number 333-168426)).

10.21	—
Form of restricted share award agreement for use under the 2010 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-8 (Registration Number 333-168426)).

10.22	—
Form of restricted stock unit award agreement for use under the 2010 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-8 (Registration Number 333-168426)).

11	—	Statement regarding Computation of Per-Share Earnings (incorporated by reference to “Notes to Consolidated Financial Statements, Note 1(j) – Earnings Per Share” in Item 8 of this report).

21*	—	Subsidiaries of Benchmark Electronics, Inc.

23*	—
Consent of Independent Registered Public Accounting Firm concerning incorporation by reference in the Company’s Registration Statements on Form S-8 (Registration No. 333-28997, No. 333-103183, No. 333-101744, No. 333-156202 and No. 333-168427).

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
Date: February 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Name	Position	Date

Chairman of the Board and
/s/ Cary T. Fu	Chief Executive Officer	February 25, 2011
Cary T. Fu	(principal executive officer)

/s/ Donald F. Adam	Chief Financial Officer	February 25, 2011
Donald F. Adam	(principal financial and accounting officer)

/s/ Michael R. Dawson	Director	February 25, 2011
Michael R. Dawson

/s/ Peter G. Dorflinger	Director	February 25, 2011
Peter G. Dorflinger

/s/ Douglas G. Duncan	Director	February 25, 2011
Douglas G. Duncan

/s/ Laura W. Lang	Director	February 25, 2011
Laura W. Lang

/s/ Bernee D.L. Strom	Director	February 25, 2011
Bernee D.L. Strom

/s/ Clay C. Williams	Director	February 25, 2011
Clay C. Williams