Form 10-Q
period 2011-03-31
BENCHMARK ELECTRONICS INC
filed 2011-05-10
CIK 863436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011.

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

As of May 6, 2011 there were 60,715,730 Common Shares of Benchmark Electronics, Inc., par value $0.10 per share, outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
	March 31,	December 31,
(in thousands, except par value)	2011	2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$333,527	$346,345
Accounts receivable, net of allowance for doubtful accounts of $593 and $586, respectively	419,138	455,930
Inventories, net	395,729	362,234
Prepaid expenses and other assets	41,618	43,979
Income taxes receivable	2,418	2,437
Deferred income taxes	6,718	8,090
Total current assets	1,199,148	1,219,015
Long-term investments	33,776	35,297
Property, plant and equipment, net of accumulated depreciation of $308,822 and $302,944 respectively	147,962	127,442
Goodwill, net	37,912	37,912
Deferred income taxes	20,567	19,735
Other, net	38,466	38,331
	$1,477,831	$1,477,732

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of capital lease obligations	$377	$362
Accounts payable	245,492	257,295
Income taxes payable	1,643	4,846
Accrued liabilities	56,135	58,844
Total current liabilities	303,647	321,347
Capital lease obligations, less current installments	10,925	11,019
Other long-term liabilities	24,576	24,350
Shareholders’ equity:
Preferred shares, $0.10 par value; 5,000 shares authorized, none issued	—	—
Common shares, $0.10 par value; 145,000 shares authorized; issued – 61,193 and 61,196, respectively; outstanding – 61,082 and 61,085, respectively	6,108	6,109
Additional paid-in capital	706,393	707,138
Retained earnings	428,590	415,003
Accumulated other comprehensive loss	(2,136)	(6,962)
Less treasury shares, at cost; 111 shares	(272)	(272)
Total shareholders’ equity	1,138,683	1,121,016
Commitments and contingencies
	$1,477,831	$1,477,732

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(unaudited)

	Three Months Ended
	March 31,
	2011	2010
(in thousands, except per share data)

Sales	$538,312	$571,905
Cost of sales	499,853	526,560
Gross profit	38,459	45,345
Selling, general and administrative expenses	21,843	22,516
Restructuring charges	—	1,697
Income from operations	16,616	21,132
Interest expense	(332)	(339)
Interest income	404	367
Other expense	(435)	(371)
Income before income taxes	16,253	20,789
Income tax expense	905	2,539
Net income	$15,348	$18,250

Earnings per share:
Basic	$0.25	$0.29
Diluted	$0.25	$0.29

Weighted-average number of shares outstanding:
Basic	60,919	63,403
Diluted	61,482	63,957

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended
	March 31,
	2011	2010
(in thousands)

Net income	$15,348	$18,250
Other comprehensive income (loss):
Foreign currency translation adjustments	4,584	(2,954)
Unrealized gain (loss) on investments, net of tax	229	(177)
Other	13	(10)
Comprehensive income	$20,174	$15,109

The components of accumulated other comprehensive loss are as follows:

	March 31,	December 31,
(in thousands)	2011	2010
Foreign currency translation adjustments	$1,813	$(2,771)
Unrealized loss on investments, net of tax	(3,624)	(3,853)
Other	(325)	(338)
Accumulated other comprehensive loss	$(2,136)	$(6,962)

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders’ Equity
(unaudited)

					Accumulated
			Additional		other		Total
		Common	paid-in	Retained	comprehensive	Treasury	shareholders’
(in thousands)	Shares	shares	capital	earnings	loss	shares	equity
Balances, December 31, 2010	61,085	$6,109	$707,138	$415,003	$(6,962)	$(272)	$1,121,016
Stock-based compensation expense	—	—	1,124	—	—	—	1,124
Shares repurchased and retired	(257)	(26)	(2,767)	(1,761)	—	—	(4,554)
Stock options exercised	62	6	833	—	—	—	839
Issuance of restricted shares, net of forfeitures	192	19	(19)	—	—	—	—
Excess tax benefit of stock-based compensation	—	—	84	—	—	—	84
Comprehensive income	—	—	—	15,348	4,826	—	20,174
Balances, March 31, 2011	61,082	$6,108	$706,393	$428,590	$(2,136)	$(272)	$1,138,683

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)
	Three Months Ended
	March 31,
(in thousands)	2011	2010
Cash flows from operating activities:
Net income	$15,348	$18,250
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,429	10,291
Deferred income taxes	510	87
Loss on the sale of property, plant and equipment	2	33
Asset impairment	24	105
Stock-based compensation expense	1,124	1,300
Excess tax benefits from stock-based compensation	(15)	(228)
Changes in operating assets and liabilities:
Accounts receivable	38,569	8,249
Inventories	(31,113)	(47,367)
Prepaid expenses and other assets	288	(4,828)
Accounts payable	(12,611)	21,308
Accrued liabilities	(3,348)	(2,954)
Income taxes	(3,033)	1,664
Net cash provided by operations	14,174	5,910
Cash flows from investing activities:
Proceeds from sales and redemptions of investments	1,750	300
Additions to property, plant and equipment	(25,609)	(9,489)
Proceeds from the sale of property, plant and equipment	25	30
Additions to purchased software	(495)	(70)
Net cash used in investing activities	(24,329)	(9,229)
Cash flows from financing activities:
Proceeds from stock options exercised	839	1,158
Excess tax benefits from stock-based compensation	15	228
Principal payments on capital lease obligations	(80)	(65)
Share repurchases	(4,554)	(17,670)
Net cash used in financing activities	(3,780)	(16,349)
Effect of exchange rate changes	1,117	(1,007)
Net decrease in cash and cash equivalents	(12,818)	(20,675)
Cash and cash equivalents at beginning of year	346,345	421,243
Cash and cash equivalents at March 31	$333,527	$400,568

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

The condensed consolidated financial statements included herein have been prepared by the Company without an audit pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). The financial statements reflect all normal and recurring adjustments which in the opinion of management are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in accordance with generally accepted accounting principles. Actual results could differ from those estimates.

Note 2 – Stock-Based Compensation
The Benchmark Electronics, Inc. 2000 Stock Awards Plan (the 2000 Plan) and the Benchmark Electronics, Inc. 2010 Omnibus Incentive Compensation Plan (the 2010 Plan) authorize the Company, upon recommendation of the compensation committee of the Board of Directors, to grant a variety of types of awards, including stock options, restricted share awards, restricted stock units, stock appreciation rights, performance compensation awards, phantom stock awards and deferred share units, or any combination thereof, to any director, officer, employee or consultant (including any prospective director, officer, employee or consultant) of the Company. Stock options are granted with an exercise price equal to the market price of the Company’s common shares on the date of grant, vest over a four-year period from the date of grant and have a term of ten years. Restricted shares, restricted stock units and phantom stock awards granted to employees vest over a four-year period from the date of grant, subject to the continued employment of the employee by the Company. The 2000 Plan expired on February 16, 2010 and no additional grants can be made under that plan. The 2010 Plan was approved by the Company’s shareholders on May 18, 2010 and replaced the 2000 Plan. Members of the Board of Directors of the Company who are not employees of the Company participate in the Benchmark Electronics, Inc. 2002 Stock Option Plan for Non-Employee Directors (the 2002 Plan) that provides for the granting of stock options upon the occurrence of the non-employee director’s election or re-election to the Board of Directors. All awards under the 2002 Plan are fully vested upon the date of grant and have a term of ten years. The 2002 Plan was approved by the Company’s shareholders on May 14, 2002. As of March 31, 2011, 4.1 million additional common shares are available for issuance under the Company’s existing plans.

All share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on their fair values. The total compensation cost recognized for stock-based awards was $1.1 million and $1.3 million for the three months ended March 31, 2011 and 2010, respectively. The compensation expense for stock-based awards includes an estimate for forfeitures and is recognized over the vesting period of the awards using the straight-line method. Cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards (excess tax benefits) are classified as cash flows from financing activities. Awards of restricted shares, restricted stock units, performance restricted stock units and phantom stock are valued at the closing market price of the Company’s common shares on the date of grant. For restricted stock unit awards with performance conditions, compensation expense is initially based on the target number of shares that would vest if 100% of the target performance goal is achieved, which was considered the probable outcome at the grant date. Throughout the requisite service period, management monitors the probability of achievement of the performance conditions. If it becomes probable, based on the Company’s expectation of performance during the measurement period, that more or less than the current estimate of the awarded shares will vest, an adjustment to stock-based compensation expense will be recognized as a change in accounting estimate.

During the three months ended March 31, 2011, the Company issued 0.4 million stock options to employees. The Company did not issue any options during the three months ended March 31, 2010. The weighted-average assumptions used to value the options granted during the three months ended March 31, 2011 were as follows:

Expected term of options	6.4 years
Expected volatility	41%
Risk-free interest rate	2.679%
Dividend yield	zero

The expected term of the options represents the estimated period of time until exercise and is based on historical experience, giving consideration to the contractual terms, vesting schedules and expectations of future plan participant behavior. Separate groups of plan participants that have similar historical exercise behavior are considered separately for valuation purposes. Expected stock price volatility is based on the historical volatility of the Company’s common shares. The risk-free interest rate is based on the U.S. Treasury zero-coupon rates in effect at the time of grant with an equivalent remaining term. The dividend yield reflects that the Company has not paid any cash dividends since inception and does not anticipate paying cash dividends in the foreseeable future.

The Company issued performance based restricted stock unit awards to employees during the three months ended March 31, 2011. The number of performance based restricted stock unit awards that will ultimately be earned will not be determined until the end of the performance period, which is December 31, 2014, and may vary from as low as zero to as high as three times the target number, 0.1 million shares, depending on the level of achievement of certain performance goals. The level of achievement of these goals is based upon the audited financial results for the last full calendar year within the performance period (the year ending December 31, 2014) as compared to the base year (the year ended December 31, 2010). The Company’s performance goals consist of certain levels of achievement in the following Company financial metrics: annual revenue growth, operating income margin expansion, and return on invested capital. If the Company’s performance goals are not met, the applicable performance based restricted stock unit awards will not vest and would be forfeited.

As of March 31, 2011, there was approximately $7.0 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 1.9 years. As of March 31, 2011, there was $5.2 million of total unrecognized compensation cost related to restricted share awards. That cost is expected to be recognized over a weighted-average period of 3.2 years. As of March 31, 2011, there was $1.4 million of total unrecognized compensation cost related to restricted stock units and phantom stock awards. That cost is expected to be recognized over a weighted-average period of 3.2 years. As of March 31, 2011, there was $1.7 million of total unrecognized compensation cost related to performance based restricted stock units. That cost is expected to be recognized over a weighted-average period of 3.9 years.

The weighted-average fair value per option granted during the three months ended March 31, 2011 was $8.15. The total cash received as a result of stock option exercises for the three months ended March 31, 2011 and 2010 was $0.8 million and $1.2 million, respectively. The excess tax benefit realized as a result of the stock option exercises during the three months ended March 31, 2011 and 2010, was $0.1 million and $1.1 million, respectively, which has been recorded as an increase to additional paid-in capital. For the three months ended March 31, 2011 and 2010, the total intrinsic value of stock options exercised was $0.4 million and $0.7 million, respectively. The Company realized an excess tax benefit (loss) of $(1) thousand and $24 thousand during the three months ended March 31, 2011 and 2010, respectively, related to the vesting of restricted shares, which has been recorded as an increase to additional paid-in capital.

The following table summarizes the activities relating to the Company’s stock options:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value
Outstanding at December 31, 2010	4,825	$19.18	5.58
Granted	396	$18.57
Exercised	(62)	$13.49
Forfeited or expired	(39)	$19.89
Outstanding at March 31, 2011	5,120	$19.20	5.71	$10,453
Exercisable at March 31, 2011	3,488	$20.50	4.50	$6,246

The aggregate intrinsic value in the table above is before income taxes and is calculated as the difference between the exercise price of the underlying options and the Company’s closing stock price of $18.97 as of the last business day of the period ended March 31, 2011 for options that had exercise prices that were below the closing price.

The following table summarizes the activities related to the Company’s restricted shares:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Non-vested shares outstanding at December 31, 2010	178	$17.17
Granted	195	$18.57
Vested	(10)	$17.54
Forfeited	(3)	$18.15
Non-vested shares outstanding at March 31, 2011	360	$17.91

The following table summarizes the activities related to the Company’s restricted stock units and phantom stock awards:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Non-vested shares outstanding at December 31, 2010	47	$17.05
Granted	50	$18.57
Forfeited	(1)	$16.45
Non-vested shares outstanding at March 31, 2011	96	$17.86

The following table summarizes the activities related to the Company’s performance based restricted stock unit awards:
		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Non-vested shares outstanding at December 31, 2010	—	—
Granted(1)	93	$18.57
Forfeited	—	—
Non-vested shares outstanding at March 31, 2011	93	$18.57

(1) Represents target number of shares that can vest based on the achievement of certain performance criteria.

Note 3 – Earnings Per Share
Basic earnings per share is computed using the weighted-average number of shares outstanding. Diluted earnings per share is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding stock equivalents during the three months ended March 31, 2011 and 2010. Stock equivalents include common shares issuable upon the exercise of stock options and other equity instruments, and are computed using the treasury stock method. Under the treasury stock method, the exercise price of a share, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of estimated tax benefits that would be recorded in paid-in-capital, if any, when the share is exercised are assumed to be used to repurchase shares in the current period.

The following table sets forth the calculation of basic and diluted earnings per share.
	Three Months Ended
	March 31,
	2011	2010
Net income	$15,348	$18,250

Denominator for basic earnings per share -
weighted-average number of common
shares outstanding during the period	60,919	63,403
Incremental common shares attributable to
exercise of outstanding dilutive options	444	464
Incremental common shares attributable to outstanding
restricted shares, restricted stock units and phantom stock	119	90

Denominator for diluted earnings per share	61,482	63,957

Basic earnings per share	$0.25	$0.29
Diluted earnings per share	$0.25	$0.29

Options to purchase 2.7 million and 2.5 million common shares for the three months ended March 31, 2011 and 2010, respectively, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares.

Note 4 – Goodwill and Other Intangible Assets
Goodwill associated with the Company’s Asia business segment totaled $37.9 million at March 31, 2011 and December 31, 2010.

Other intangible assets included in other long-term assets in the accompanying condensed consolidated balance sheet as of March 31, 2011 and December 31, 2010 were as follows:
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Customer relationships	$17,926	$(7,658)	$10,268
Technology licenses	11,300	(4,454)	6,846
Other	868	(100)	768
Other intangible assets, March 31, 2011	$30,094	$(12,212)	$17,882

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Customer relationships	$17,807	$(7,165)	$10,642
Technology licenses	11,300	(4,144)	7,156
Other	868	(94)	774
Other intangible assets, December 31, 2010	$29,975	$(11,403)	$18,572

Customer relationships are being amortized on a straight-line basis over a period of ten years. Technology licenses are being amortized over their estimated useful lives in proportion to the economic benefits consumed. Amortization of other intangible assets for the three months ended March 31, 2011 and 2010 was $0.8 million and $1.2 million, respectively.

The estimated future amortization expense of other intangible assets for each of the next five years is as follows:

Year ending December 31,	Amount
2011 (remaining nine months)	$3,587
2012	4,326
2013	3,915
2014	1,812
2015	1,812

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

Interest on outstanding borrowings under the Credit Agreement is payable quarterly, at the Company’s option, at either LIBOR plus 0.75% to 1.75% or a prime rate plus 0.00% to 0.25%, based upon the Company’s debt ratio as specified in the Credit Agreement. A commitment fee of 0.15% to 0.35% per annum (based upon the Company’s debt ratio) on the unused portion of the revolving credit line is payable quarterly in arrears. As of March 31, 2011, the Company had no borrowings outstanding under the Credit Agreement and $100 million was available for future borrowings.

The Credit Agreement is secured by the Company’s domestic inventory and accounts receivable, 100% of the stock of the Company’s domestic subsidiaries, 65% of the voting capital stock of each direct foreign subsidiary and substantially all of the other tangible and intangible assets of the Company and its domestic subsidiaries. The Credit Agreement contains customary financial covenants as to working capital, debt leverage, fixed charges, and consolidated net worth, and restricts the ability of the Company to incur additional debt, pay dividends, repurchase shares, sell assets and to merge or consolidate with other persons. As of March 31, 2011, the Company was in compliance with all such covenants and restrictions.

The Company’s Thailand subsidiary has a multi-purpose credit facility with Kasikornbank Public Company Limited (the Thai Credit Facility) that provides for approximately $11.5 million (350 million Thai baht) in working capital availability. The Thai Credit Facility is secured by land and buildings in Thailand. Availability of funds under the Thai Credit Facility is reviewed annually and is currently accessible through October 2011. As of March 31, 2011, the Company’s Thailand subsidiary had no working capital borrowings outstanding.

Note 6 – Inventories
Inventory costs are summarized as follows:

	March 31,	December 31,
	2011	2010
Raw materials	$295,645	$274,909
Work in process	75,004	60,776
Finished goods	25,080	26,549
	$395,729	$362,234

Note 7 – Income Taxes
Income tax expense consists of the following:
	Three Months Ended
	March 31,
	2011	2010
Federal – Current	$338	$402
Foreign – Current	21	1,931
State – Current	36	119
Deferred	510	87
	$905	$2,539

In 2011, income tax expense differs from the amount computed by applying the U.S. federal statutory income tax rate to income before income tax primarily due to the impact of tax incentives and tax holidays in foreign locations, including a $0.6 million discrete tax benefit as a result of a 2010 tax rate incentive received by a subsidiary in China during the first quarter of 2011, state income taxes (net of federal benefit), and adjustments to valuation allowances on deferred tax assets in the U.S.

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

The Company has been granted certain tax incentives, including tax holidays, for its subsidiaries in China, Malaysia and Thailand. These tax incentives, including tax holidays, expire on various dates through 2015, and are subject to certain conditions with which the Company expects to comply. The net impact of these tax incentives was to lower income tax expense for the three month periods ended March 31, 2011 and 2010 by approximately $2.6 million (approximately $0.04 per diluted share) and $2.2 million (approximately $0.03 per diluted share), respectively.

As of March 31, 2011, the total amount of the reserve for uncertain tax benefits including interest and penalties is $18.2 million. The reserve is classified as a long-term liability in the consolidated balance sheet unless cash settlement is expected in the next 12 months. The amount of accrued potential interest and penalties on unrecognized tax benefits included in the reserve as of March 31, 2011 is $1.8 million and $1.6 million, respectively. No material changes affected the reserve during the three months ended March 31, 2011.

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

The Company is subject to examination by tax authorities for varying periods in various U.S. and foreign tax jurisdictions. During the course of such examinations disputes occur as to matters of fact and/or law. In most tax jurisdictions the passage of time without examination will result in the expiration of applicable statutes of limitations, thereby precluding the taxing authority from conducting an examination of the tax period(s) for which such statute of limitation has expired. The Company believes that it has adequately provided for its tax liabilities.

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
	Three Months Ended
	March 31,
	2011	2010
Net sales:
Americas	$320,471	$362,155
Asia	205,624	207,174
Europe	42,809	46,261
Elimination of intersegment sales	(30,592)	(43,685)
	$538,312	$571,905

Depreciation and amortization:
Americas	$3,854	$5,278
Asia	3,094	3,393
Europe	655	733
Corporate	826	887
	$8,429	$10,291

Income from operations:
Americas	$12,592	$13,888
Asia	11,593	14,504
Europe	842	1,733
Corporate and intersegment eliminations	(8,411)	(8,993)
	$16,616	$21,132

Capital expenditures:
Americas	$3,165	$5,496
Asia	22,245	3,321
Europe	191	446
Corporate	503	296
	$26,104	$9,559

	March 31,	December 31,
	2011	2010
Total assets:
Americas	$575,199	$583,724
Asia	559,176	516,078
Europe	228,394	243,872
Corporate and other	115,062	134,058
	$1,477,831	$1,477,732

Geographic net sales information reflects the destination of the product shipped. Long-lived assets information is based on the physical location of the asset.
	Three Months Ended
	March 31,
	2011	2010
Geographic net sales:
United States	$358,816	$426,673
Asia	71,397	42,217
Europe	95,394	90,204
Other Foreign	12,705	12,811
	$538,312	$571,905

	March 31,	December 31,
	2011	2010
Long-lived assets:
United States	$72,078	$72,386
Asia	88,370	67,365
Europe	10,297	9,785
Other	15,683	16,237
	$186,428	$165,773

Note 9 – Supplemental Cash Flow Information
The following is additional information concerning supplemental disclosures of cash payments.

	Three Months Ended
	March 31,
	2011	2010

Income taxes paid, net	$3,359	$752
Interest paid	330	336

Note 10 – Contingencies
On June 3, 2007, Power Paper, Ltd. (Power Paper), a limited liability company from Israel filed suit against Pemstar Inc. (Pemstar) in U.S. District Court in Minnesota. Pemstar was a Minnesota public company that was acquired by the Company in January 2007. Power Paper’s claim seeks damages of up to $22.8 million based on an alleged breach of contract. On behalf of Pemstar, the Company filed an answer and counterclaim. Discovery is complete, and the Company filed a comprehensive summary judgment motion in May 2010, which motion was denied by the Court in December 2010. The trial date, originally set for May 2011, has been rescheduled by the Court to begin on September 12, 2011. The Company expects this case to go to trial and intends to vigorously defend against Power Paper’s allegations. Management believes that an occurrence of Power Paper prevailing on the merits is not probable; therefore, no accrual has been made. Further, the amount of the liability, if any, from this claim cannot currently be reasonably estimated.

In addition to the matter described above, the Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these other matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Note 11 – Impact of Recently Enacted Accounting Standards
In October 2009, the Financial Accounting Standards Board (FASB) issued amendments to the accounting and disclosure for revenue recognition. These amendments modify the criteria for recognizing revenue in multiple element arrangements. The Company adopted the provisions of this guidance prospectively to new or materially modified arrangements beginning January 1, 2011. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial position and results of operations.

In October 2009, the FASB issued guidance which amends the scope of existing software revenue recognition accounting. Tangible products containing software components and non-software components that function together to deliver the product’s essential functionality would be scoped out of the accounting guidance on software and accounted for based on other appropriate revenue recognition guidance. The Company adopted the provisions of this guidance prospectively to new or materially modified arrangements beginning January 1, 2011. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial position and results of operations.

In January 2010, the FASB issued guidance that requires a roll forward of activities on purchases, sales, issuances and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements) effective January 1, 2011 for the Company. Adoption of this new guidance is for disclosure purposes only and did not have any impact on the Company’s consolidated financial position or results of operations.

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

The following table summarizes the 2011 activity in the accrued restructuring balances related to the various restructuring activities described above:
	Balance as of				Foreign	Balance as of
	December 31,	Restructuring	Cash	Non-Cash	Exchange	March 31,
	2010	Charges	Payment	Activity	Adjustments	2011

2010 Restructuring:
Severance	$1,767	$(20)	$(318)	$—	$88	$1,517
Other exit costs	709	20	(545)	—	5	189
	2,476	—	(863)	—	93	1,706
2009 Restructuring:
Lease facility costs	1,506	—	(172)	—	93	1,427
Other exit costs	27	—	(5)	—	—	22
	1,533	—	(177)	—	93	1,449
Total	$4,009	$—	$(1,040)	$—	$186	$3,155

Note 13 – Fair Value
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

The carrying amounts of cash equivalents, accounts receivable, accrued liabilities, accounts payable and capital lease obligations approximate fair value. As of March 31, 2011, $37.4 million (par value) of long-term investments were recorded at fair value. The long-term investments consist of auction rate securities, primarily secured by guaranteed student loans backed by a U.S. government agency, and are classified as available-for-sale. These investments are of a high credit quality with a majority having AAA type credit ratings because of the government agency guarantee and other insurance. Auction rate securities are adjustable rate debt instruments whose interest rates were intended to reset every 7 to 35 days through an auction process. Overall changes in the global credit and capital markets led to failed auctions for these securities beginning in early 2008. These failed auctions, in addition to overall global economic conditions, impacted the liquidity of these investments and resulted in the Company continuing to hold these securities beyond their typical auction reset dates. The market for these types of securities remains illiquid as of March 31, 2011. These securities are classified as long-term investments and the contractual maturity of these securities is over ten years.

These long-term investments were valued using Level 3 inputs as of March 31, 2011, as the assets were subject to valuation using significant unobservable inputs. The Company estimated the fair value of each security with the assistance of an independent valuation firm using a discounted cash flow model to calculate the present value of projected cash flows based on a number of inputs and assumptions including the security structure and terms, the current market conditions and the related impact on the expected weighted average life, interest rate estimates and default risk of the securities.

As of March 31, 2011, the Company has recorded an unrealized loss of $3.6 million on the long-term investments based upon this valuation. This unrealized loss reduced the fair value of the Company’s auction rate securities as of March 31, 2011 to $33.8 million. These investments have been in an unrealized loss position for greater than 12 months. During the three months ended March 31, 2011 and 2010, the Company recorded unrealized gains (losses) of $0.2 million and $(0.2) million, respectively, on the long-term investments.

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

Based on these assessments, the Company has determined that there is no credit loss associated with its auction rate securities as of March 31, 2011, as shown by the cash flows expected to be received over the remaining life of the securities.

The following table provides a reconciliation of the beginning and ending balance of our auction rate securities classified as long-term investments measured at fair value using significant unobservable inputs (Level 3 inputs):

	2011	2010
Balance as of January 1	$35,297	$45,686
Net unrealized gains (losses) included in other comprehensive loss	229	(177)
Sales of investments at par value	(1,750)	(300)
Balance as of March 31	$33,776	$45,209

Unrealized losses still held as of March 31	$3,624	$4,566

The cumulative unrealized loss is included as a component of accumulated other comprehensive loss within shareholders’ equity in the accompanying consolidated balance sheet. As of March 31, 2011, there were no long-term investments measured at fair value using Level 1 or Level 2 inputs. All income generated from these investments is recorded as interest income.

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

Summary of Results
Sales for the three months ended March 31, 2011 decreased 6% to $538.3 million compared to $571.9 million for the same period of 2010. During the first quarter of 2011, we saw weaker demand levels from our customers. During the three months ended March 31, 2011, sales to customers in the computers and related products for business enterprises industry, telecommunication equipment industry, and medical devices industry decreased 18%, 32% and 3%, respectively, from 2010. In the first three months of 2011, these decreases were partially offset by a 26% and 9% increase in sales to customers in the testing and instrumentation products industry and industrial control equipment industry, respectively.

Our future sales are dependent on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on us. A substantial percentage of our sales have been made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. Sales to our ten largest customers represented 53% and 52% of our sales in the three months ended March 31, 2011 and 2010, respectively. Our largest customer, International Business Machines Corporation, represented 13% of our sales during the three months ended March 31, 2011.

Our gross profit as a percentage of sales decreased to 7.1% for the three months ended March 31, 2011 from 7.9% in the same period of 2010 primarily due to lower sales volume which resulted in under absorbed manufacturing overhead costs. We experience fluctuations in gross profit from period to period. Different programs contribute different gross profits depending on factors such as the types of services involved, location of production, size of the program, complexity of the product, and level of material costs associated with the various products. Moreover, new programs can contribute relatively less to our gross profit in their early stages when manufacturing volumes are usually lower, resulting in inefficiencies and unabsorbed manufacturing overhead costs. In addition, a number of our new and higher volume programs remain subject to competitive constraints that could exert downward pressure on our margins. During periods of low production volume, we generally have idle capacity and reduced gross profit.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Our significant accounting policies are summarized in Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to accounts receivable, inventories, income taxes, long-lived assets, stock-based compensation and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Accounts Receivable
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

Inventories
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

We are subject to examination by tax authorities for varying periods in various U.S. and foreign tax jurisdictions. During the course of such examinations disputes occur as to matters of fact and/or law. In most tax jurisdictions the passage of time without examination will result in the expiration of applicable statutes of limitations, thereby precluding the taxing authority from conducting an examination of the tax period(s) for which such statute of limitations has expired. We believe that we have adequately provided for our tax liabilities.

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

Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss would be recognized to the extent that the carrying amount exceeds the asset’s fair value. Goodwill is measured at the reporting unit level, which we have determined to be consistent with our operating segments as defined in Note 8 to the Condensed Consolidated Financial Statements in Item 1 of this report by determining the fair values of the reporting units and comparing those fair values to the carrying values, including goodwill, of the reporting unit. We completed the annual impairment test during the fourth quarter of 2010 and determined that no impairment existed as of December 31, 2010. We estimated that the fair value of our Asia business segment exceeded its carrying amount by approximately 117% at the time our 2010 impairment test was performed. As of March 31, 2011, we had goodwill associated with our Asia business segment of approximately $37.9 million. Circumstances that may lead to future impairment of goodwill include unforeseen decreases in future performance or industry demand and the restructuring of our operations as a result of a change in our business strategy or other factors.

Stock-Based Compensation
We recognize stock-based compensation expense in our consolidated statements of income. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Option-pricing models require the input of subjective assumptions, including the expected life of the option and the expected stock price volatility. Judgment is also required in estimating the number of stock-based awards that are expected to vest as a result of satisfaction of time-based vesting schedules. If actual results or future changes in estimates differ significantly from our current estimates, stock-based compensation could increase or decrease. For restricted stock unit awards with performance conditions, compensation expense is initially based on the target number of shares that would vest if 100% of the target performance goal is achieved, which was considered the probable outcome on the grant date. Throughout the service period, management monitors the probability of achievement of the performance condition. If it becomes probable, based on our expectation of performance during the measurement period, that more or less than the current estimate of the awarded shares will vest, an adjustment to stock-based compensation expense will be recognized as a change in accounting estimate. See Note 2 to the Condensed Consolidated Financial Statements in Item 1 of this report.

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

	Three Months Ended
	March 31,
	2011	2010
Sales	100.0%	100.0%
Cost of sales	92.9	92.1
Gross profit	7.1	7.9
Selling, general and administrative expenses	4.1	3.9
Restructuring charges	—	0.3
Income from operations	3.1	3.7
Other income, net	(0.1)	(0.1)
Income before income taxes	3.0	3.6
Income tax expense	0.1	0.4
Net income	2.9%	3.2%

Sales

Sales for the first quarter of 2011 were $538.3 million, a 6% decrease from sales of $571.9 million for the same quarter in 2010. The following table sets forth, for the periods indicated, the percentages of our sales by industry sector.

	Three Months Ended
	March 31,
	2011	2010
Industrial control equipment	28%	24%
Computers and related products for business enterprises	27	32
Telecommunication equipment	23	23
Testing and instrumentation products	13	9
Medical devices	9	12
	100%	100%

During the first quarter of 2011, we saw weaker demand levels from our customers. During the three months ended March 31, 2011, sales to customers in the computers and related products for business enterprises industry, telecommunication equipment industry, and medical devices industry decreased 18%, 32% and 3%, respectively, from 2010. In the first three months of 2011, these decreases were partially offset by a 26% and 9% increase in sales to customers in the testing and instrumentation products industry and industrial control equipment industry, respectively.

Our future sales are dependent on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on us. A substantial percentage of our sales have been made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. Sales to our ten largest customers represented 53% and 52% of our sales in the three months ended March 31, 2011 and 2010, respectively. Our largest customer represented 13% of our sales during the three months ended March 31, 2011.

Our international operations are subject to the risks of doing business abroad. These risks have not had a material adverse effect on our results of operations through March 31, 2011. However, we can make no assurances that there will not be an adverse impact in the future. See Part II, Item 1A for factors pertaining to our international sales and fluctuations in the exchange rates of foreign currency and for further discussion of potential adverse effects in operating results associated with the risks of doing business abroad. During the first three months of 2011 and 2010, 51% and 49%, respectively, of our sales were from our international operations.

Gross Profit

Gross profit decreased 15% to $38.5 million for the three months ended March 31, 2011 from $45.3 million in the same period of 2010 due primarily to a decrease in sales. Gross profit as a percentage of sales decreased to 7.1% during the first quarter of 2011 from 7.9% in 2010 primarily due to lower sales volume which resulted in underabsorbed manufacturing overhead costs. We experience fluctuations in gross profit from period to period. Different programs contribute different gross profits depending on factors such as the types of services involved, location of production, size of the program, complexity of the product, and level of material costs associated with the various products. Moreover, new programs can contribute relatively less to our gross profit in their early stages when manufacturing volumes are usually lower, resulting in inefficiencies and unabsorbed manufacturing overhead costs. In addition, a number of our new and higher volume programs remain subject to competitive constraints that could exert downward pressure on our margins. During periods of low production volume, we generally have idle capacity and reduced gross profit.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 3% to $21.8 million in the first quarter of 2011 from $22.5 million in the first quarter of 2010. The decrease in selling, general and administrative expenses is primarily due to reduced overhead resulting from cost controls and lower variable compensation and employee related expenses. Selling, general and administrative expenses, as a percentage of sales, were 4.1% and 3.9%, respectively, for the first quarter of 2011 and 2010. The increase in selling, general and administrative expenses as a percentage of sales is primarily associated with the impact of lower sales volumes in the first quarter of 2011.

Restructuring Charges

We recognized $1.7 million in restructuring charges during the first quarter of 2010 related to capacity reduction and reductions in workforce in certain facilities primarily in the Americas. The Company did not report any restructuring charges during the first quarter of 2011. The recognition of the restructuring charges requires that we make certain judgments and estimates regarding the nature, timing and amount of costs associated with planned exit activities. To the extent our actual results in exiting these facilities differ from our estimates and assumptions, we may be required to revise the estimates of future liabilities, requiring the recognition of additional restructuring charges or the reduction of liabilities already recognized. At the end of each reporting period, we evaluate the remaining accrued balances to ensure that no excess accruals are retained and the utilization of the provisions are for their intended purpose in accordance with developed exit plans. See Note 12 to the Condensed Consolidated Financial Statements in Item 1 of this report.

Income Tax Expense

Income tax expense of $0.9 million represented an effective tax rate of 5.6% for the three months ended March 31, 2011, compared with $2.5 million representing an effective tax rate of 12.2% for the same period in 2010. In the first quarter of 2011, we recorded a $0.6 million discrete tax benefit as a result of a 2010 tax rate incentive received by one of our China subsidiaries during the first quarter of 2011. Excluding this one-time tax benefit, the effective tax rate would have been 9.4% in 2011 compared to 12.2% in 2010. This decrease in the effective tax rate is primarily due to an increase in overall foreign income as compared to U.S. income and the reduced tax rate in China for one of our subsidiaries during 2011. See Note 7 to the Condensed Consolidated Financial Statements in Item 1 of this report.

Net Income

We reported net income of $15.3 million, or diluted earnings per share of $0.25 for the first three months of 2011, compared with net income of $18.3 million, or diluted earnings per share of $0.29 for the same period of 2010. The net decrease of $2.9 million from 2010 was primarily due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES
We have historically financed our growth and operations through funds generated from operations, proceeds from the sale and maturity of our investments and funds borrowed under our credit facilities. Cash and cash equivalents decreased to $333.5 million at March 31, 2011 from $346.3 million at December 31, 2010.

Cash provided by operating activities was $14.2 million for the three months ended March 31, 2011. The cash provided by operations during 2011 consisted primarily of $15.3 million of net income adjusted for $8.4 million of depreciation and amortization, and a $38.6 million decrease in accounts receivable, offset by a $31.1 million increase in inventories, a $12.6 million decrease in accounts payable and a $3.3 million decrease in accrued liabilities. Working capital was $895.5 million at March 31, 2011 and $897.7 million at December 31, 2010.

We are continuing the practice of purchasing components only after customer orders or forecasts are received, which mitigates, but does not eliminate, the risk of loss on inventories. Supplies of electronic components and other materials used in operations are subject to industry-wide shortages. In certain instances, suppliers may allocate available quantities to us. If shortages of these components and other material supplies used in operations occur, vendors may not ship the quantities we need for production and we may be forced to delay shipments, which would increase backorders and therefore impact cash flows.

Cash used in investing activities was $24.3 million for the three months ended March 31, 2011 primarily due to the purchases of additional property, plant and equipment totaling $25.6 million, offset by redemptions of investments totaling $1.8 million. Purchases of additional property, plant and equipment were primarily of facilities and certain other assets to expand our precision technologies capabilities in Penang, Malaysia.

Cash used in financing activities was $3.8 million for the three months ended March 31, 2011. Share repurchases totaled $4.6 million and we received $0.8 million from the exercise of stock options.

Under the terms of a credit agreement (the Credit Agreement), we have a $100.0 million five-year revolving credit facility for general corporate purposes with a maturity date of December 21, 2012. The Credit Agreement includes an accordion feature under which total commitments under the facility may be increased by an additional $100 million, subject to satisfaction of certain conditions and lender approval. Interest on outstanding borrowings under the Credit Agreement is payable quarterly, at our option, at LIBOR plus 0.75% to 1.75% or a prime rate plus 0.00% to 0.25%, based upon our debt ratio as specified in the Credit Agreement. A commitment fee of 0.15% to 0.35% per annum (based upon our debt ratio) on the unused portion of the revolving credit line is payable quarterly in arrears. As of March 31, 2011 and December 31, 2010, we had no borrowings outstanding under the Credit Agreement and $100.0 million was available for future borrowings.

The Credit Agreement is secured by our domestic inventory and accounts receivable, 100% of the stock of our domestic subsidiaries, and 65% of the voting capital stock of each direct foreign subsidiary and substantially all of our and our domestic subsidiaries’ other tangible and intangible assets. The Credit Agreement contains customary financial covenants as to working capital, debt leverage, fixed charges, and consolidated net worth, and restricts our ability to incur additional debt, pay dividends, repurchase shares, sell assets and to merge or consolidate with other persons. As of March 31, 2011, we were in compliance with all such covenants and restrictions.

Our Thailand subsidiary has a multi-purpose credit facility with Kasikornbank Public Company Limited (the Thai Credit Facility) that provides for approximately $11.5 million (350 million Thai baht) in working capital availability. The Thai Credit Facility is secured by land and buildings in Thailand. Availability of funds under the Thai Credit Facility is reviewed annually and is currently accessible through October 2011. As of March 31, 2011, our Thailand subsidiary had no working capital borrowings outstanding.

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

As of March 31, 2011, we had cash and cash equivalents totaling $333.5 million and $100.0 million available for borrowings under our revolving credit line. We believe that during the next twelve months, our capital expenditures will be approximately $40 to $50 million, principally for machinery and equipment to support our ongoing business around the globe. On March 3, 2010, our Board of Directors approved the repurchase of up to $100 million of our outstanding common shares (the 2010 Repurchase Program). As of March 31, 2011, we have $86.9 million remaining under the 2010 Repurchase Program to repurchase additional shares. We are under no commitment or obligation to repurchase any particular amount of common shares. Management believes that our existing cash balances and funds generated from operations will be sufficient to permit us to meet our liquidity requirements over the next twelve months. Management further believes that our ongoing cash flows from operations and any borrowings we may incur under our credit facilities will enable us to meet operating cash requirements in future years. Should we desire to consummate significant acquisition opportunities, our capital needs would increase and could possibly result in our need to increase available borrowings under our revolving credit facility or access public or private debt and equity markets. There can be no assurance, however, that we would be successful in raising additional debt or equity on terms that we would consider acceptable.

CONTRACTUAL OBLIGATIONS

We have certain contractual obligations for operating leases that were summarized in a table of Contractual Obligations in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes to our contractual obligations, outside of the ordinary course of our business, since December 31, 2010.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2011, we did not have any significant off-balance sheet arrangements.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Our international sales are a significant portion of our net sales. We are exposed to risks associated with operating internationally, including the following:

•	Foreign currency exchange risk;
•	Import and export duties, taxes and regulatory changes;
•	Inflationary economies or currencies; and
•	Economic and political instability.

We do not use derivative financial instruments for speculative purposes. As of March 31, 2011, we did not have any foreign currency hedges. In the future, significant transactions involving our international operations may cause us to consider engaging in hedging transactions to attempt to mitigate our exposure to fluctuations in foreign exchange rates. These exposures are primarily, but not limited to, vendor payments and intercompany balances in currencies other than the currency in which our foreign operations primarily generate and expend cash. Our international operations in some instances operate in a natural hedge because both operating expenses and a portion of sales are denominated in local currency. Our sales are substantially denominated in U.S. dollars. Our foreign currency cash flows are generated in certain Asian and European countries, Mexico and Brazil.

We are also exposed to market risk in connection with changes in interest rates, a portion of which relates to our invested cash balances. We do not use derivative financial instruments in our investing activities. We place cash and cash equivalents and investments with various major financial institutions. We protect our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by generally investing in investment grade securities. As of March 31, 2011, the outstanding amount in the long-term investment portfolio included $37.4 million (par value) of auction rate securities with an average annual return of approximately .46%.

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

Our management, including our CEO and CFO, does not expect that our disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

PART II—OTHER INFORMATION

Item 1.                 Legal Proceedings

On June 3, 2007, Power Paper, Ltd. (Power Paper), a limited liability company from Israel filed suit against Pemstar Inc. (Pemstar) in U.S. District Court in Minnesota. Pemstar was a Minnesota public company that was acquired by us in January 2007. Power Paper’s claim seeks damages of up to $22.8 million based on an alleged breach of contract. On behalf of Pemstar, we filed an answer and counterclaim. Discovery is complete, and we filed a comprehensive summary judgment motion in May 2010, which motion was denied by the Court in December 2010. The trial date, originally set to for May 2011, has been rescheduled by the Court to begin on September 12, 2011. We expect this case to go to trial and we intend to vigorously defend against Power Paper’s allegations. We believe that an occurrence of Power Paper prevailing on the merits is not probable; therefore, no accrual has been made. Further, the amount of the liability, if any, from this claim cannot currently be reasonably estimated.

In addition to the matter described above, we are involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these other matters will not have a material adverse effect on our consolidated financial position or results of operations.

Item 1A.              Risk Factors.

There are no material changes to the risk factors set forth in Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.                 Unregistered Sales Of Equity Securities And Use Of Proceeds.

(c)  The following table provides information about the Company repurchases of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the quarter ended March 31, 2011, at a total cost of $4.6 million:

ISSUER PURCHASES OF EQUITY SECURITIES
(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares (or	Dollar Value)
			Units)	of Shares (or
			Purchased as	Units) that
	(a) Total		Part of	May Yet Be
	Number of	(b) Average	Publicly	Purchased
	Shares (or	Price Paid per	Announced	Under the
	Units)	Share (or	Plans or	Plans or
Period	Purchased (1)	Unit) (2)	Programs	Programs (3)
January 1 to 31, 2011	—	—	—	$91.4 million
February 1 to 28, 2011	—	—	—	$91.4 million
March 1 to 31, 2011	257,500	$17.67	257,500	$86.9 million

Total	257,500	$17.67	257,500

(1) All share repurchases were made on the open market.
(2) Average price paid per share is calculated on a settlement basis and excludes commission.
(3) On March 3, 2010, the Board of Directors of the Company approved the repurchase of up to $100 million of the Company’s outstanding common shares. Share purchases may be made in the open market, in privately negotiated transactions or block transactions, at the discretion of the Company’s management and as market conditions warrant. Purchases will be funded from available cash and may be commenced, suspended or discontinued at any time without prior notice. All shares repurchased through March 31, 2011 were retired.

Item 6.                 Exhibits.

10.1
Form of Performance Based Restricted Stock Unit Agreement for use under the 2010 Omnibus Incentive Compensation Plan (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K dated March 2, 2011 filed on March 4, 2011 (Commission file number 1-10560))

31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*  XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 6, 2011.

BENCHMARK ELECTRONICS, INC.
(Registrant)

By:	/s/ Cary T. Fu
Cary T. Fu
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Donald F. Adam
Donald F. Adam
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

10.1
Form of Performance Based Restricted Stock Unit Agreement for use under the 2010 Omnibus Incentive Compensation Plan (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K dated March 2, 2011 filed on March 4, 2011 (Commission file number 1-10560))

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*  XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.