Form 10-Q
period 2011-06-30
BENCHMARK ELECTRONICS INC
filed 2011-08-09
CIK 863436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011.

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

As of August 5, 2011 there were 59,593,578 Common Shares of Benchmark Electronics, Inc., par value $0.10 per share, outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
	June 30,	December 31,
(in thousands, except par value)	2011	2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$306,508	$346,345
Accounts receivable, net of allowance for doubtful accounts of $567 and $586, respectively	453,012	455,930
Inventories, net	396,264	361,570
Prepaid expenses and other assets	36,771	43,979
Income taxes receivable	7,716	2,437
Deferred income taxes	3,803	8,090
Total current assets	1,204,074	1,218,351
Long-term investments	28,901	35,297
Property, plant and equipment, net of accumulated depreciation of $315,601 and $302,944 respectively	151,472	127,442
Goodwill, net	37,912	37,912
Deferred income taxes	22,996	19,735
Other, net	36,599	38,331
	$1,481,954	$1,477,068

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of capital lease obligations	$384	$362
Accounts payable	255,864	258,422
Income taxes payable	2,734	4,846
Accrued liabilities	52,218	58,844
Total current liabilities	311,200	322,474
Capital lease obligations, less current installments	10,818	11,019
Other long-term liabilities	25,235	24,350
Shareholders’ equity:
Preferred shares, $0.10 par value; 5,000 shares authorized, none issued	—	—
Common shares, $0.10 par value; 145,000 shares authorized; issued – 60,054 and 61,196, respectively; outstanding – 59,943 and 61,085, respectively	5,994	6,109
Additional paid-in capital	695,815	707,138
Retained earnings	433,502	413,212
Accumulated other comprehensive loss	(338)	(6,962)
Less treasury shares, at cost; 111 shares	(272)	(272)
Total shareholders’ equity	1,134,701	1,119,225
Commitments and contingencies
	$1,481,954	$1,477,068

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2011	2010	2011	2010

Sales	$585,549	$589,449	$1,123,861	$1,161,354
Cost of sales	547,798	543,195	1,048,486	1,069,863
Gross profit	37,751	46,254	75,375	91,491
Selling, general and administrative expenses	23,105	23,032	44,948	45,548
Restructuring charges	480	—	480	1,697
Income from operations	14,166	23,222	29,947	44,246
Interest expense	(331)	(340)	(663)	(679)
Interest income	443	447	847	814
Other income (expense)	731	(679)	296	(1,050)
Income before income taxes	15,009	22,650	30,427	43,331
Income tax expense	308	2,513	1,213	5,052
Net income	$14,701	$20,137	$29,214	$38,279

Earnings per share:
Basic	$0.24	$0.32	$0.48	$0.61
Diluted	$0.24	$0.32	$0.48	$0.60

Weighted-average number of shares outstanding:
Basic	60,159	62,695	60,537	63,047
Diluted	60,567	63,243	61,125	63,598

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2011	2010	2011	2010

Net income	$14,701	$20,137	$29,214	$38,279
Other comprehensive income (loss):
Foreign currency translation adjustments	1,253	(5,069)	5,837	(8,023)
Unrealized gain on investments, net of tax	525	425	754	248
Other	20	11	33	1
Comprehensive income	$16,499	$15,504	$35,838	$30,505

The components of accumulated other comprehensive loss are as follows:

	June 30,	December 31,
(in thousands)	2011	2010
Foreign currency translation adjustments	$3,066	$(2,771)
Unrealized loss on investments, net of tax	(3,099)	(3,853)
Other	(305)	(338)
Accumulated other comprehensive loss	$(338)	$(6,962)

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders’ Equity
(unaudited)

					Accumulated
			Additional		other		Total
		Common	paid-in	Retained	comprehensive	Treasury	shareholders’
(in thousands)	Shares	shares	capital	earnings	loss	shares	equity
Balances, December 31, 2010	61,085	$6,109	$707,138	$413,212	$(6,962)	$(272)	$1,119,225
Stock-based compensation expense	—	—	2,640	—	—	—	2,640
Shares repurchased and retired	(1,453)	(146)	(15,610)	(8,924)	—	—	(24,680)
Stock options exercised	130	13	1,442	—	—	—	1,455
Issuance of restricted shares, net of forfeitures	181	18	(18)	—	—	—	—
Excess tax benefit of stock-based compensation	—	—	223	—	—	—	223
Comprehensive income	—	—	—	29,214	6,624	—	35,838
Balances, June 30, 2011	59,943	$5,994	$695,815	$433,502	$(338)	$(272)	$1,134,701

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,
(in thousands)	2011	2010
Cash flows from operating activities:
Net income	$29,214	$38,279
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	17,387	20,418
Deferred income taxes	968	(1,047)
Loss on the sale of property, plant and equipment	(35)	(5)
Asset impairment	24	105
Stock-based compensation expense	2,640	3,165
Excess tax benefits from stock-based compensation	(41)	(240)
Changes in operating assets and liabilities:
Accounts receivable	5,236	(9)
Inventories	(32,030)	(77,212)
Prepaid expenses and other assets	6,175	(7,979)
Accounts payable	(3,463)	8,041
Accrued liabilities	(7,199)	(4,408)
Income taxes	(7,132)	2,389
Net cash provided by (used in) operations	11,744	(18,503)
Cash flows from investing activities:
Proceeds from sales and redemptions of investments	7,150	375
Additions to property, plant and equipment	(36,328)	(19,106)
Proceeds from the sale of property, plant and equipment	150	164
Additions to purchased software	(499)	(139)
Net cash used in investing activities	(29,527)	(18,706)
Cash flows from financing activities:
Proceeds from stock options exercised	1,455	1,552
Excess tax benefits from stock-based compensation	41	240
Principal payments on capital lease obligations	(180)	(145)
Share repurchases	(24,680)	(32,552)
Net cash used in financing activities	(23,364)	(30,905)
Effect of exchange rate changes	1,310	(1,652)
Net decrease in cash and cash equivalents	(39,837)	(69,766)
Cash and cash equivalents at beginning of year	346,345	421,243
Cash and cash equivalents at June 30	$306,508	$351,477

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

During the second quarter of 2011, management of the Company identified immaterial errors related to costs incorrectly capitalized to inventory and accounting for consigned inventory at one of the Company’s foreign locations. The Company has revised its previously reported 2011, 2010 and 2009 consolidated financial statements to reflect the corrections of these immaterial errors. The correction for the June 30, 2010 period resulted in a $0.7 million increase in cost of goods sold and a $0.7 million ($0.01 per diluted share) decrease in net income as previously reported for the six months ended June 30, 2010 and a $0.6 million increase in cost of goods sold and a $0.6 million ($0.01 per diluted share) decrease in net income as previously reported for the three months ended June 30, 2010. Associated adjustments were also made to decrease inventory by $0.7 million, increase accounts payable by $0.6 million and decrease retained earnings by $1.3 million, in each case, as of June 30, 2010. The correction for the December 31, 2010 period resulted in a $0.7 million decrease in inventory, a $1.1 million increase in accounts payable and a $1.8 million decrease in retained earnings, in each case, as of December 31, 2010. The correction for the 2011 period relates to the three months ended March 31, 2011. This correction resulted in a $0.8 million increase in cost of goods sold and a $0.8 million ($0.01 per diluted share) decrease in net income as previously reported. The revisions had no impact on the Company’s net cash flows from operating activities for any of these periods.

Note 2 – Stock-Based Compensation
The Benchmark Electronics, Inc. 2000 Stock Awards Plan (the 2000 Plan) and the Benchmark Electronics, Inc. 2010 Omnibus Incentive Compensation Plan (the 2010 Plan) authorize the Company, upon recommendation of the compensation committee of the Board of Directors, to grant a variety of types of awards, including stock options, restricted share awards, restricted stock units, stock appreciation rights, performance compensation awards, phantom stock awards and deferred share units, or any combination thereof, to any director, officer, employee or consultant (including any prospective director, officer, employee or consultant) of the Company. Stock options are granted to employees with an exercise price equal to the market price of the Company’s common shares on the date of grant, generally vest over a four-year period from the date of grant and have a term of ten years. Restricted shares, restricted stock units and phantom stock awards granted to employees generally vest over a four-year period from the date of grant, subject to the continued employment of the employee by the Company. The 2000 Plan expired on February 16, 2010 and no additional grants can be made under that plan. The 2010 Plan was approved by the Company’s shareholders on May 18, 2010 and replaced the 2000 Plan. Members of the Board of Directors who are not employees of the Company participate in the Benchmark Electronics, Inc. 2002 Stock Option Plan for Non-Employee Directors (the 2002 Plan) that authorizes for the granting of stock options upon the occurrence of the non-employee director’s election or re-election to the Board of Directors. All awards under the 2002 Plan are fully vested upon the date of grant and have a term of ten years. Non-employee directors may also receive equity awards under the 2010 plan. In 2011, these awards have been in the form of restricted stock units, which vest in equal quarterly installments over a one year period from the grant date. As of June 30, 2011, 4.1 million additional common shares are available for issuance under the Company’s existing plans.

All share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on their fair values. The total compensation cost recognized for stock-based awards was $1.5 million and $2.6 million for the three and six months ended June 30, 2011, and $1.9 million and $3.2 million for the three and six months ended June 30, 2010. The compensation expense for stock-based awards includes an estimate for forfeitures and is recognized over the vesting period of the awards using the straight-line method. Cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards (excess tax benefits) are classified as cash flows from financing activities. Awards of restricted shares, restricted stock units, performance restricted stock units and phantom stock are valued at the closing market price of the Company’s common shares on the date of grant. For restricted stock unit awards with performance conditions, compensation expense is currently based on the target number of shares that would vest if 100% of the target performance goal is achieved, which was considered the probable outcome at the grant date. Throughout the requisite service period, management monitors the probability of achievement of the performance conditions. If it becomes probable, based on the Company’s expectation of performance during the measurement period, that more or less than the current estimate of the awarded shares will vest, an adjustment to stock-based compensation expense will be recognized as a change in accounting estimate.

The Company issued 3 thousand and 399 thousand stock options during the three and six months ended June 30, 2011, and 61 thousand stock options during both the three and six months ended June 30, 2010. The weighted-average assumptions used to value the options granted during the three and six months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Expected term of options	5.0 years	7.0 years	6.2 years	7.0 years
Expected volatility	42%	40%	41%	40%
Risk-free interest rate	1.877%	2.94%	2.674%	2.94%
Dividend yield	zero	zero	zero	zero

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

The Company issued performance based restricted stock unit awards to employees during the six months ended June 30, 2011. The number of performance based restricted stock unit awards that will ultimately be earned will not be determined until the end of the performance period, which is December 31, 2014, and may vary from as low as zero to as high as three times the target number, 0.1 million shares, depending on the level of achievement of certain performance goals. The level of achievement of these goals is based upon the audited financial results for the last full calendar year within the performance period (the year ending December 31, 2014) as compared to the base year (the year ended December 31, 2010). The Company’s performance goals consist of certain levels of achievement in the following financial metrics: revenue growth, operating income margin expansion, and return on invested capital. If the Company’s performance goals are not met, the applicable performance based restricted stock unit awards will not vest and will be forfeited.

As of June 30, 2011, there was approximately $6.2 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 1.7 years. As of June 30, 2011, there was $4.7 million of total unrecognized compensation cost related to restricted share awards. That cost is expected to be recognized over a weighted-average period of 2.9 years. As of June 30, 2011, there was $1.8 million of total unrecognized compensation cost related to restricted stock units and phantom stock awards. That cost is expected to be recognized over a weighted-average period of 2.4 years. As of June 30, 2011, there was $1.6 million of total unrecognized compensation cost related to performance based restricted stock units. That cost is expected to be recognized over a weighted-average period of 3.7 years.

The weighted-average fair value per option granted during the three and six months ended June 30, 2011 was $6.55 and $8.14, respectively. The total cash received as a result of stock option exercises for the six months ended June 30, 2011 and 2010 was $1.5 million and $1.6 million, respectively. The excess tax benefit realized as a result of the stock option exercises during the six months ended June 30, 2011 and 2010, was $0.3 million and $1.1 million, respectively, which has been recorded as an increase to additional paid-in capital. For the six months ended June 30, 2011 and 2010, the total intrinsic value of stock options exercised was $0.8 million and $0.8 million, respectively. The Company realized an excess tax benefit (loss) of $(1) thousand and $24 thousand during the six months ended June 30, 2011 and 2010, respectively, related to the vesting of restricted shares, which has been recorded as an increase (decrease) to additional paid-in capital.

The following table summarizes the activities relating to the Company’s stock options:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value
Outstanding at December 31, 2010	4,825	$19.18	5.58
Granted	399	$18.56
Exercised	(130)	$11.18
Forfeited or expired	(120)	$19.04
Outstanding at June 30, 2011	4,974	$19.35	5.51	$5,195
Exercisable at June 30, 2011	3,395	$20.69	4.33	$3,146

The aggregate intrinsic value in the table above is before income taxes and is calculated as the difference between the exercise price of the underlying options and the Company’s closing stock price of $16.50 as of the last business day of the period ended June 30, 2011 for options that had exercise prices that were below the closing price.

The following table summarizes the activities related to the Company’s restricted shares:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Non-vested shares outstanding at December 31, 2010	178	$17.17
Granted	195	$18.57
Vested	(10)	$17.54
Forfeited	(14)	$17.57
Non-vested shares outstanding at June 30, 2011	349	$17.92

The following table summarizes the activities related to the Company’s time based restricted stock units and phantom stock awards:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Non-vested shares outstanding at December 31, 2010	47	$17.05
Granted	86	$17.77
Forfeited	(5)	$17.61
Non-vested shares outstanding at June 30, 2011	128	$17.51

The following table summarizes the activities related to the Company’s performance based restricted stock unit awards:
		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Non-vested shares outstanding at December 31, 2010	—	—
Granted(1)	93	$18.57
Forfeited	—	—
Non-vested shares outstanding at June 30, 2011	93	$18.57

(1) Represents target number of shares that can vest based on the achievement of certain performance criteria.

Note 3 – Earnings Per Share
Basic earnings per share is computed using the weighted-average number of shares outstanding. Diluted earnings per share is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding stock equivalents during the three and six months ended June 30, 2011 and 2010. Stock equivalents include common shares issuable upon the exercise of stock options and other equity instruments, and are computed using the treasury stock method. Under the treasury stock method, the exercise price of a share, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of estimated tax benefits that would be recorded in paid-in-capital, if any, when the share is exercised are assumed to be used to repurchase shares in the current period.

The following table sets forth the calculation of basic and diluted earnings per share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income	$14,701	$20,137	$29,214	$38,279

Denominator for basic earnings per share - weighted-average number of common shares outstanding during the period	60,159	62,695	60,537	63,047
Incremental common shares attributable to exercise of outstanding dilutive options	313	450	413	457
Incremental common shares attributable to outstanding restricted shares, restricted stock units and phantom stock	95	98	175	94
Denominator for diluted earnings per share	60,567	63,243	61,125	63,598

Basic earnings per share	$0.24	$0.32	$0.48	$0.61
Diluted earnings per share	$0.24	$0.32	$0.48	$0.60

Options to purchase 3.7 million and 2.9 million common shares for the three and six months ended June 30, 2011, respectively, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares. Options to purchase 2.4 million common shares for both the three and six months ended June 30, 2010 were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares.

Note 4 – Goodwill and Other Intangible Assets
Goodwill associated with the Company’s Asia business segment totaled $37.9 million at June 30, 2011 and December 31, 2010.

Other intangible assets included in other long-term assets in the accompanying condensed consolidated balance sheet as of June 30, 2011 and December 31, 2010 were as follows:
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Customer relationships	$17,951	$(8,116)	$9,835
Technology licenses	11,300	(5,345)	5,955
Other	868	(106)	762
Other intangible assets, June 30, 2011	$30,119	$(13,567)	$16,552

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Customer relationships	$17,807	$(7,165)	$10,642
Technology licenses	11,300	(4,144)	7,156
Other	868	(94)	774
Other intangible assets, December 31, 2010	$29,975	$(11,403)	$18,572

Customer relationships are being amortized on a straight-line basis over a period of ten years. Technology licenses are being amortized over their estimated useful lives in proportion to the economic benefits consumed. Amortization of other intangible assets for the six months ended June 30, 2011 and 2010 was $2.1 million and $2.4 million, respectively.

The estimated future amortization expense of other intangible assets for each of the next five years is as follows:

Year ending December 31,	Amount
2011 (remaining six months)	$2,116
2012	4,452
2013	3,915
2014	1,812
2015	1,812

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

Interest on outstanding borrowings under the Credit Agreement is payable quarterly, at the Company’s option, at either LIBOR plus 0.75% to 1.75% or a prime rate plus 0.00% to 0.25%, based upon the Company’s debt ratio as specified in the Credit Agreement. A commitment fee of 0.15% to 0.35% per annum (based upon the Company’s debt ratio) on the unused portion of the revolving credit line is payable quarterly in arrears. As of June 30, 2011, the Company had no borrowings outstanding under the Credit Agreement and $100 million was available for future borrowings.

The Credit Agreement is secured by the Company’s domestic inventory and accounts receivable, 100% of the stock of the Company’s domestic subsidiaries, 65% of the voting capital stock of each direct foreign subsidiary and substantially all of the other tangible and intangible assets of the Company and its domestic subsidiaries. The Credit Agreement contains customary financial covenants as to working capital, debt leverage, fixed charges, and consolidated net worth, and restricts the ability of the Company to incur additional debt, pay dividends, repurchase shares, sell assets and merge or consolidate with other persons. As of June 30, 2011, the Company was in compliance with all such covenants and restrictions.

The Company’s Thailand subsidiary has a multi-purpose credit facility with Kasikornbank Public Company Limited (the Thai Credit Facility) that provides for approximately $11.3 million (350 million Thai baht) in working capital availability. The Thai Credit Facility is secured by land and buildings in Thailand. Availability of funds under the Thai Credit Facility is reviewed annually and is currently accessible through October 2011. As of June 30, 2011, the Company’s Thailand subsidiary had no working capital borrowings outstanding.

Note 6 – Inventories
Inventory costs are summarized as follows:

	June 30,	December 31,
	2011	2010
Raw materials	$287,239	$274,245
Work in process	79,963	60,776
Finished goods	29,062	26,549
	$396,264	$361,570

Note 7 – Income Taxes
Income tax expense consists of the following:
	Six Months Ended
	June 30,
	2011	2010
Federal – Current	$184	$1,278
Foreign – Current	(117)	4,570
State – Current	121	251
Deferred	1,025	(1,047)
	$1,213	$5,052

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

The Company may determine it will be able to realize all or a portion of its deferred tax assets in the U.S. in the foreseeable future. Upon such determination an adjustment to the valuation allowance related to its deferred tax assets could cause a material increase to net income in the period such determination is made. Significant management judgment is required in determining the period in which the reversal of a valuation allowance should occur. The Company considers all available evidence, both positive and negative, in making this determination, including historical income, projected future income, the expected timing of the reversals of existing temporary differences and the implementation of tax-planning strategies.

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

The Company has been granted certain tax incentives, including tax holidays, for its subsidiaries in China, Malaysia and Thailand. These tax incentives, including tax holidays, expire on various dates through 2015 and are subject to certain conditions with which the Company expects to comply. The impact of these tax incentives was to lower income tax expense for the six month periods ended June 30, 2011 and 2010 by approximately $5.5 million (approximately $0.09 per diluted share) and $4.1 million (approximately $0.07 per diluted share), respectively.

As of June 30, 2011, the total amount of the reserve for uncertain tax benefits including interest and penalties is $18.2 million. The reserve is classified as a long-term liability in the consolidated balance sheet unless cash settlement is expected in the next 12 months. The amount of accrued potential interest and penalties on unrecognized tax benefits included in the reserve as of June 30, 2011 is $1.8 million and $1.6 million, respectively. No material changes affected the reserve during the three and six months ended June 30, 2011.

The Company and its subsidiaries in Brazil, China, Ireland, Luxembourg, Malaysia, Mexico, the Netherlands, Romania, Singapore, Thailand and the United States remain open to examination by the various local taxing authorities, in total or in part, for fiscal years 2004 to 2010. The Company’s subsidiary in Thailand has filed for a refund of $7.8 million of previously paid income taxes, which is included in prepaid expenses and other assets. The Thailand tax authorities are currently conducting an examination of the applicable filings.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net sales:
Americas	$345,200	$380,614	$665,671	$742,769
Asia	232,824	208,807	438,448	415,981
Europe	43,944	36,807	86,753	83,068
Elimination of intersegment sales	(36,419)	(36,779)	(67,011)	(80,464)
	$585,549	$589,449	$1,123,861	$1,161,354

Depreciation and amortization:
Americas	$4,403	$5,173	$8,257	$10,451
Asia	3,073	3,351	6,167	6,744
Europe	675	706	1,330	1,439
Corporate	807	897	1,633	1,784
	$8,958	$10,127	$17,387	$20,418

Income from operations:
Americas	$13,969	$16,885	$26,561	$30,773
Asia	8,153	14,908	18,911	29,304
Europe	553	751	1,395	2,484
Corporate and intersegment eliminations	(8,509)	(9,322)	(16,920)	(18,315)
	$14,166	$23,222	$29,947	$44,246

Capital expenditures:
Americas	$7,907	$4,536	$11,072	$10,032
Asia	2,172	4,737	24,417	8,058
Europe	564	411	755	857
Corporate	80	2	583	298
	$10,723	$9,686	$36,827	$19,245

	June 30,	December 31,
	2011	2010
Total assets:
Americas	$589,050	$583,724
Asia	582,425	515,414
Europe	224,701	243,872
Corporate and other	85,778	134,058
	$1,481,954	$1,477,068

Geographic net sales information reflects the destination of the product shipped. Long-lived assets information is based on the physical location of the asset.
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Geographic net sales:
United States	$397,317	$437,622	$756,133	$864,295
Asia	85,901	49,324	157,298	91,541
Europe	87,317	90,696	182,711	180,900
Other Foreign	15,014	11,807	27,719	24,618
	$585,549	$589,449	$1,123,861	$1,161,354

	June 30,	December 31,
	2011	2010
Long-lived assets:
United States	$73,604	$72,386
Asia	87,608	67,365
Europe	10,250	9,785
Other	16,609	16,237
	$188,071	$165,773

Note 9 – Supplemental Cash Flow Information
The following is additional information concerning supplemental disclosures of cash payments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Income taxes paid, net	$3,602	$2,819	$6,961	$3,571
Interest paid	319	327	649	663

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

In addition to the matter described above, the Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these other matters will not have a material adverse effect on the Company’s consolidated financial position,  results of operations or cash flows.

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

Note 12 – Restructuring Charges
The Company has undertaken initiatives to restructure its business operations with the intention of improving utilization and realizing cost savings in the future. These initiatives have included changing the number and location of production facilities, largely to align capacity and infrastructure with current and anticipated customer demand. This alignment includes transferring programs from higher cost geographies to lower cost geographies. The process of restructuring entails, among other activities, moving production between facilities, reducing staff levels, realigning business processes and reorganizing management.

The Company recognized restructuring charges during 2011, 2010 and 2009 primarily related to capacity reduction and reductions in workforce in certain facilities worldwide. These charges were recorded pursuant to plans developed and approved by management. The Company expects to incur approximately $2.5 million additional restructuring charges related to the closure of the Dublin facility during the second half of 2011.

The following table summarizes the 2011 activity in the accrued restructuring balances related to the various restructuring activities described above:

	Balance as of			Foreign	Balance as of
	December 31,	Restructuring	Cash	Exchange	June 30,
	2010	Charges	Payment	Adjustments	2011

2011 Restructuring:
Severance	$—	$448	$(59)	$—	$389
	—	448	(59)	—	389
2010 Restructuring:
Severance	1,767	(20)	(771)	118	1,094
Other exit costs	709	74	(770)	7	20
	2,476	54	(1,541)	125	1,114
2009 Restructuring:
Lease facility costs	1,506	(22)	(362)	133	1,255
Other exit costs	27	—	(3)	—	24
	1,533	(22)	(365)	133	1,279
Total	$4,009	$480	$(1,965)	$258	$2,782

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

The carrying amounts of cash equivalents, accounts receivable, accrued liabilities, accounts payable and capital lease obligations approximate fair value. As of June 30, 2011, $32.0 million (par value) of long-term investments were recorded at fair value. The long-term investments consist of auction rate securities, primarily secured by guaranteed student loans backed by a U.S. government agency, and are classified as available-for-sale. These investments are of a high credit quality with a majority having AAA type credit ratings because of the government agency guarantee and other insurance. Auction rate securities are adjustable rate debt instruments whose interest rates were intended to reset every 7 to 35 days through an auction process. Overall changes in the global credit and capital markets led to failed auctions for these securities beginning in early 2008. These failed auctions, in addition to overall global economic conditions, impacted the liquidity of these investments and resulted in the Company continuing to hold these securities beyond their typical auction reset dates. The market for these types of securities remains illiquid as of June 30, 2011. These securities are classified as long-term investments and the contractual maturity of these securities is over ten years.

These long-term investments were valued using Level 3 inputs as of June 30, 2011, as the assets were subject to valuation using significant unobservable inputs. The Company estimated the fair value of each security with the assistance of an independent valuation firm using a discounted cash flow model to calculate the present value of projected cash flows based on a number of inputs and assumptions including the security structure and terms, the current market conditions and the related impact on the expected weighted average life, interest rate estimates and default risk of the securities.

As of June 30, 2011, the Company has recorded an unrealized loss of $3.1 million on the long-term investments based upon this valuation. This unrealized loss reduced the fair value of the Company’s auction rate securities as of June 30, 2011 to $28.9 million. These investments have been in an unrealized loss position for greater than 12 months. During the six months ended June 30, 2011 and 2010, the Company recorded unrealized gains of $0.8 million and $0.2 million, respectively, on the long-term investments.

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

Based on these assessments, the Company has determined that there is no credit loss associated with its auction rate securities as of June 30, 2011, as shown by the cash flows expected to be received over the remaining life of the securities.

The following table provides a reconciliation of the beginning and ending balance of the Company’s auction rate securities classified as long-term investments measured at fair value using significant unobservable inputs (Level 3 inputs):

	2011	2010
Balance as of January 1	$35,297	$45,686
Net unrealized gains included in other comprehensive loss	754	248
Sales of investments at par value	(7,150)	(375)
Balance as of June 30	$28,901	$45,559

Unrealized losses still held as of June 30	$3,099	$4,141

The cumulative unrealized loss is included as a component of accumulated other comprehensive loss within shareholders’ equity in the accompanying consolidated balance sheet. As of June 30, 2011, there were no long-term investments measured at fair value using Level 1 or Level 2 inputs. All income generated from these investments is recorded as interest income.

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

OVERVIEW
We are a worldwide provider of integrated electronic manufacturing services. We provide our services to original equipment manufacturers (OEMs) of computers and related products for business enterprises, medical devices, industrial control equipment, which includes equipment for the aerospace and defense industry, testing and instrumentation products, and telecommunication equipment. The services that we provide are commonly referred to as electronics manufacturing services (EMS). We offer our customers comprehensive and integrated design and manufacturing services from initial product design to volume production, including direct order fulfillment and post deployment services. Our manufacturing and assembly operations include printed circuit boards and subsystem assembly, box build and systems integration, the process of integrating subsystems and, often, downloading and integrating software, to produce a fully configured product. As part of our design service offerings, we also provide a broad range of custom assembly equipment. The assembly solutions are designed to meet our customers’ specific requirements and include mechanized stations, automated cells, and full automated assembly lines. Our recently added precision technology manufacturing capabilities complement our proven electronic manufacturing expertise by providing further vertical integration of critical mechanical components. These capabilities include precision machining, advanced metal joining, and functional testing for multiple industries including medical, instrumentation, aerospace and semiconductor capital equipment. We also are able to provide specialized engineering services, including product design, printed circuit board layout, prototyping, and test development. We believe that we have developed strengths in the manufacturing process for large, complex, high-density printed circuit boards as well as the ability to manufacture high and low volume products in lower cost regions such as Brazil, China, Malaysia, Mexico, Romania and Thailand.

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

Summary of Results
Sales for the three months ended June 30, 2011 decreased 1% to $585.5 million compared to $589.4 million for the same period of 2010. During the three months ended June 30, 2011, sales to customers in the computers and related products for business enterprises industry, telecommunication equipment industry, and testing and instrumentation industry decreased 11%, 1% and 1%, respectively, from 2010. In the second quarter of 2011, these decreases were partially offset by a 12% and 4% increase in sales to customers in the industrial control equipment industry and medical devices industry, respectively.

Our future sales are dependent on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on us. A substantial percentage of our sales have been made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. Sales to our ten largest customers represented 53% and 48% of our sales in the three months ended June 31, 2011 and 2010, respectively. Our largest customer, International Business Machines Corporation, represented 13% of our sales during the three months ended June 30, 2011.

Our gross profit as a percentage of sales decreased to 6.4% for the three months ended June 30, 2011 from 7.8% in the same period of 2010 primarily due to $3.1 million of settlement costs associated with the transfer of a major program, new program ramp costs and capacity expansion costs. We experience fluctuations in gross profit from period to period. Different programs contribute different gross profits depending on factors such as the types of services involved, location of production, size of the program, complexity of the product, and level of material costs associated with the various products. Moreover, new programs can contribute relatively less to our gross profit in their early stages when manufacturing volumes are usually lower, resulting in inefficiencies and unabsorbed manufacturing overhead costs. In addition, a number of our new and higher volume programs remain subject to competitive constraints that could exert downward pressure on our margins. During periods of low production volume, we generally have idle capacity and reduced gross profit.

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

Income Taxes
We estimate our income tax provision in each of the jurisdictions in which we operate, including estimating exposures related to uncertain tax positions. We must also make judgments regarding the ability to realize the deferred tax assets. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to subsequently determine that we would be able to realize our deferred tax assets in excess of our net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made. Similarly, should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the valuation allowance would reduce income in the period such determination was made. We may be able to realize all or a portion of our deferred tax assets in the U.S. in the foreseeable future. Upon such determination an adjustment to the valuation allowance related to our deferred tax assets could cause a material increase to net income in the period such determination is made.

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

Goodwill is tested annually for impairment and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss would be recognized to the extent that the carrying amount exceeds the asset’s fair value. Goodwill is measured at the reporting unit level, which we have determined to be consistent with our operating segments as defined in Note 8 to the Condensed Consolidated Financial Statements in Item 1 of this report by determining the fair values of the reporting units and comparing those fair values to the carrying values, including goodwill, of the reporting unit. We completed the annual impairment test during the fourth quarter of 2010 and determined that no impairment existed as of December 31, 2010. We estimated that the fair value of our Asia business segment exceeded its carrying amount by approximately 117% at the time our 2010 impairment test was performed. As of June 30, 2011, we had goodwill associated with our Asia business segment of approximately $37.9 million. Circumstances that may lead to future impairment of goodwill include unforeseen decreases in future performance or industry demand and the restructuring of our operations as a result of a change in our business strategy or other factors.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	93.6	92.2	93.3	92.1
Gross profit	6.4	7.8	6.7	7.9
Selling, general and administrative expenses	3.9	3.9	4.0	3.9
Restructuring charges	0.1	—	0.0	0.1
Income from operations	2.4	3.9	2.7	3.8
Other income, net	0.1	(0.1)	0.0	(0.1)
Income before income taxes	2.6	3.8	2.7	3.7
Income tax expense	0.1	0.4	0.1	0.4
Net income	2.5%	3.4%	2.6%	3.3%

Sales

Sales for the second quarter of 2011 were $585.5 million, a 1% decrease from sales of $589.4 million for the same quarter in 2010. Sales for the six months ended June 30, 2011 were $1.1 billion, a 3% decrease from sales of $1.2 billion for the same period in 2010. The following table sets forth, for the periods indicated, the percentages of our sales by industry sector.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Industrial control equipment	28%	25%	28%	25%
Computers and related products for business enterprises	28	31	28	31
Telecommunication equipment	23	23	23	23
Testing and instrumentation products	11	11	12	10
Medical devices	10	10	9	11
	100%	100%	100%	100%

During the six months ended June 30, 2011, sales to customers in the computers and related products for business enterprises industry, medical devices industry, and telecommunication equipment industry decreased 15%, 16% and 2%, respectively, from 2010. These decreases were partially offset by an 11% and 10% increase in sales to customers in the testing and instrumentation industry and industrial control equipment industry, respectively.

Our future sales are dependent on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on us. A substantial percentage of our sales have been made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. Sales to our ten largest customers represented 53% and 50% of our sales in the first six months ended June 31, 2011 and 2010, respectively. Our largest customer represented 13% of our sales during the six months ended June 30, 2011.

Our international operations are subject to the risks of doing business abroad. These risks have not had a material adverse effect on our results of operations through June 30, 2011. However, we can make no assurances that there will not be an adverse impact in the future. See Part II, Item 1A for factors pertaining to our international sales and fluctuations in the exchange rates of foreign currency and for further discussion of potential adverse effects in operating results associated with the risks of doing business abroad. During the first six months of 2011 and 2010, 52% and 48%, respectively, of our sales were from our international operations.

Gross Profit

Gross profit decreased 18% to $37.8 million for the three months ended June 30, 2011 from $46.3 million in the same period of 2010 and decreased 18% to $75.4 million for the six months ended June 30, 2011 from $91.5 million in the same period of 2010, due primarily to $3.1 million of settlement costs associated with the transfer of a major program, new program ramp costs and capacity expansion costs incurred in 2011. Gross profit as a percentage of sales decreased to 6.4% during the second quarter of 2011 from 7.8% in 2010 and decreased to 6.7% during the first six months of 2011 from 7.9% in 2010, primarily due to the settlement costs noted previously, new program ramp costs and capacity expansion costs which resulted in underabsorbed manufacturing overhead costs. We experience fluctuations in gross profit from period to period. Different programs contribute different gross profits depending on factors such as the types of services involved, location of production, size of the program, complexity of the product, and level of material costs associated with the various products. Moreover, new programs can contribute relatively less to our gross profit in their early stages when manufacturing volumes are usually lower, resulting in inefficiencies and unabsorbed manufacturing overhead costs. In addition, a number of our new and higher volume programs remain subject to competitive constraints that could exert downward pressure on our margins. During periods of low production volume, we generally have idle capacity and reduced gross profit.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $23.1 million in the second quarter of 2011 from $23.0 million in the second quarter of 2010. Selling, general and administrative expenses decreased 1% to $44.9 million in the first six months of 2011 from $45.5 million in the same period of 2010 primarily due to reduced stock-based compensation expenses, overhead resulting from cost controls and lower variable compensation expenses offset by higher employee related costs. Selling, general and administrative expenses, as a percentage of sales, were 3.9% and 3.9%, respectively, for the second quarter of 2011 and 2010, and 4.0% and 3.9%, respectively, for the first six months of 2011 and 2010.

Restructuring Charges

We recognized $0.5 million in restructuring charges during the second quarter of 2011 primarily related to the decision to close our Dublin facility by the end of 2011. We expect to incur approximately $2.5 million additional restructuring charges related to the closure of this facility during the second half of 2011. The Company did not report any restructuring charges during the first quarter of 2011. The recognition of the restructuring charges requires that we make certain judgments and estimates regarding the nature, timing and amount of costs associated with planned exit activities. To the extent our actual results in exiting these facilities differ from our estimates and assumptions, we may be required to revise the estimates of future liabilities, requiring the recognition of additional restructuring charges or the reduction of liabilities already recognized. At the end of each reporting period, we evaluate the remaining accrued balances to ensure that no excess accruals are retained and the utilization of the provisions are for their intended purpose in accordance with developed exit plans. See Note 12 to the Condensed Consolidated Financial Statements in Item 1 of this report.

Income Tax Expense

Income tax expense of $1.2 million represented an effective tax rate of 4.0% for the six months ended June 30, 2011, compared with $5.1 million representing an effective tax rate of 11.7% for the same period in 2010. In the first six months of 2011, we recorded a $0.6 million discrete tax benefit as a result of a 2010 tax rate incentive received by one of our China subsidiaries during the first quarter of 2011. Excluding this one-time tax benefit, the effective tax rate would have been 6.0% in 2011 compared to 11.7% in 2010. This decrease in the effective tax rate is primarily due to the impact from tax incentives, adjustments to valuation allowances on deferred tax assets in the U.S. and the reduced tax rate in China for one of our subsidiaries during 2011. We may be able to realize all or a portion of our deferred tax assets in the U.S. in the foreseeable future. Upon such determination an adjustment to the valuation allowance related to our deferred tax assets could cause a material increase to net income in the period such determination is made. Significant management judgment is required in determining the period in which the reversal of a valuation allowance should occur. We consider all available evidence, both positive and negative, in making this determination, including historical income, projected future income, the expected timing of the reversals of existing temporary differences and the implementation of tax-planning strategies. See Note 7 to the Condensed Consolidated Financial Statements in Item 1 of this report.

Net Income

We reported net income of $29.2 million, or diluted earnings per share of $0.48 for the first six months of 2011, compared with net income of $38.3 million, or diluted earnings per share of $0.60 for the same period of 2010. The net decrease of $9.1 million from 2010 was primarily due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES
We have historically financed our growth and operations through funds generated from operations, proceeds from the sale and maturity of our investments and funds borrowed under our credit facilities. Cash and cash equivalents decreased to $306.5 million at June 30, 2011 from $346.3 million at December 31, 2010.

Cash provided by operating activities was $11.7 million for the six months ended June 30, 2011. The cash provided by operations during 2011 consisted primarily of $29.2 million of net income adjusted for $17.4 million of depreciation and amortization, and a $5.2 million decrease in accounts receivable, offset by a $32.0 million increase in inventories, a $3.5 million decrease in accounts payable and a $7.2 million decrease in accrued liabilities. Working capital was $892.9 million at June 30, 2011 and $895.9 million at December 31, 2010.

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

Cash used in investing activities was $29.5 million for the six months ended June 30, 2011 primarily due to the purchases of additional property, plant and equipment totaling $36.3 million, offset by redemptions of investments totaling $7.2 million. Purchases of additional property, plant and equipment were primarily of facilities and certain other assets to expand our precision technologies capabilities in Penang, Malaysia.

Cash used in financing activities was $23.4 million for the six months ended June 30, 2011. Share repurchases totaled $24.7 million and we received $1.5 million from the exercise of stock options.

Under the terms of a credit agreement (the Credit Agreement), we have a $100.0 million five-year revolving credit facility for general corporate purposes with a maturity date of December 21, 2012. The Credit Agreement includes an accordion feature under which total commitments under the facility may be increased by an additional $100 million, subject to satisfaction of certain conditions and lender approval. Interest on outstanding borrowings under the Credit Agreement is payable quarterly, at our option, at LIBOR plus 0.75% to 1.75% or a prime rate plus 0.00% to 0.25%, based upon our debt ratio as specified in the Credit Agreement. A commitment fee of 0.15% to 0.35% per annum (based upon our debt ratio) on the unused portion of the revolving credit line is payable quarterly in arrears. As of June 30, 2011 and December 31, 2010, we had no borrowings outstanding under the Credit Agreement and $100.0 million was available for future borrowings.

The Credit Agreement is secured by our domestic inventory and accounts receivable, 100% of the stock of our domestic subsidiaries, and 65% of the voting capital stock of each direct foreign subsidiary and substantially all of our and our domestic subsidiaries’ other tangible and intangible assets. The Credit Agreement contains customary financial covenants as to working capital, debt leverage, fixed charges, and consolidated net worth, and restricts our ability to incur additional debt, pay dividends, repurchase shares, sell assets and merge or consolidate with other persons. As of June 30, 2011, we were in compliance with all such covenants and restrictions.

Our Thailand subsidiary has a multi-purpose credit facility with Kasikornbank Public Company Limited (the Thai Credit Facility) that provides for approximately $11.3 million (350 million Thai baht) in working capital availability. The Thai Credit Facility is secured by land and buildings in Thailand. Availability of funds under the Thai Credit Facility is reviewed annually and is currently accessible through October 2011. As of June 30, 2011, our Thailand subsidiary had no working capital borrowings outstanding.

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

As of June 30, 2011, we had cash and cash equivalents totaling $306.5 million and $100.0 million available for borrowings under the Credit Agreement. We believe that during the next twelve months, our capital expenditures will be approximately $40 to $50 million, principally for machinery and equipment to support our ongoing business around the globe. On March 3, 2010, our Board of Directors approved the repurchase of up to $100 million of our outstanding common shares (the 2010 Repurchase Program). As of June 30, 2011, we have $66.7 million remaining under the 2010 Repurchase Program to repurchase additional shares. We are under no commitment or obligation to repurchase any particular amount of common shares. Management believes that our existing cash balances and funds generated from operations will be sufficient to permit us to meet our liquidity requirements over the next twelve months. Management further believes that our ongoing cash flows from operations and any borrowings we may incur under our credit facilities will enable us to meet operating cash requirements in future years. Should we decide to consummate significant acquisition opportunities, our capital needs would increase and could possibly result in our need to increase available borrowings under our revolving credit facility or access public or private debt and equity markets. There can be no assurance, however, that we would be successful in raising additional debt or equity on terms that we would consider acceptable.

CONTRACTUAL OBLIGATIONS

We have certain contractual obligations for operating leases that were summarized in a table of Contractual Obligations in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes to our contractual obligations, outside of the ordinary course of our business, since December 31, 2010.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2011, we did not have any significant off-balance sheet arrangements.

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

We do not use derivative financial instruments for speculative purposes. As of June 30, 2011, we did not have any foreign currency hedges. In the future, significant transactions involving our international operations may cause us to consider engaging in hedging transactions to attempt to mitigate our exposure to fluctuations in foreign exchange rates. These exposures are primarily, but not limited to, vendor payments and intercompany balances in currencies other than the currency in which our foreign operations primarily generate and expend cash. Our international operations in some instances operate in a natural hedge because both operating expenses and a portion of sales are denominated in local currency. Our sales are substantially denominated in U.S. dollars. Our foreign currency cash flows are generated in certain Asian and European countries, Mexico and Brazil.

We are also exposed to market risk in connection with changes in interest rates, a portion of which relates to our invested cash balances. We do not use derivative financial instruments in our investing activities. We place cash and cash equivalents and investments with various major financial institutions. We protect our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by generally investing in investment grade securities. As of June 30, 2011, the outstanding amount in the long-term investment portfolio included $32.0 million (par value) of auction rate securities with an average annual return of approximately 0.25%.

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

(c)  The following table provides information about the Company repurchases of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the quarter ended June 30, 2011, at a total cost of $20.1 million:

ISSUER PURCHASES OF EQUITY SECURITIES

(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares (or	Dollar Value)
			Units)	of Shares (or
			Purchased as	Units) that
	(a) Total		Part of	May Yet Be
	Number of	(b) Average	Publicly	Purchased
	Shares (or	Price Paid per	Announced	Under the
	Units)	Share (or	Plans or	Plans or
Period	Purchased (1)	Unit) (2)	Programs	Programs (3)
April 1 to 30, 2011	360,000	$17.65	360,000	$80.5 million
May 1 to 31, 2011	395,000	$16.97	395,000	$73.8 million
June 1 to 30, 2011	440,000	$16.01	440,000	$66.7 million
Total	1,195,000	$16.82	1,195,000

(1) All share repurchases were made on the open market.
(2) Average price paid per share is calculated on a settlement basis and excludes commission.
(3) On March 3, 2010, the Board of Directors of the Company approved the repurchase of up to $100 million of the Company’s outstanding common shares. Share purchases may be made in the open market, in privately negotiated transactions or block transactions, at the discretion of the Company’s management and as market conditions warrant. Purchases will be funded from available cash and may be commenced, suspended or discontinued at any time without prior notice. All shares repurchased through June 30, 2011 were retired.

Item 6.	Exhibits.

10.1
Form of Performance-Based Restricted Stock Unit Award Agreement for use under the 2010 Omnibus Incentive Compensation Plan (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K dated March 2, 2011 filed on March 4, 2011 (Commission file number 1-10560))

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 8, 2011.

BENCHMARK ELECTRONICS, INC.
(Registrant)

By:	/s/ Cary T. Fu
Cary T. Fu
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Donald F. Adam
Donald F. Adam
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

10.1
Form of Performance-Based Restricted Stock Unit Award Agreement for use under the 2010 Omnibus Incentive Compensation Plan (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K dated March 2, 2011 filed on March 4, 2011 (Commission file number 1-10560))

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