Form 10-Q
period 2011-09-30
BENCHMARK ELECTRONICS INC
filed 2011-11-09
CIK 863436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011.

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

As of November 7, 2011 there were 57,762,994 Common Shares of Benchmark Electronics, Inc., par value $0.10 per share, outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30,	December 31,
(in thousands, except par value)	2011	2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$253,845	$346,345
Accounts receivable, net of allowance for doubtful accounts of $552 and $586, respectively	462,532	455,930
Inventories, net	429,785	361,570
Prepaid expenses and other assets	32,098	43,979
Income taxes receivable	10,486	2,437
Deferred income taxes	6,606	8,090
Total current assets	1,195,352	1,218,351
Long-term investments	24,795	35,297
Property, plant and equipment, net of accumulated depreciation of $318,987 and $302,944, respectively	156,381	127,442
Goodwill, net	37,912	37,912
Deferred income taxes	32,554	19,735
Other, net	37,371	38,331
	$1,484,365	$1,477,068
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of capital lease obligations	$401	$362
Accounts payable	277,297	258,422
Income taxes payable	3,456	4,846
Accrued liabilities	48,694	58,844
Total current liabilities	329,848	322,474
Capital lease obligations, less current installments	10,709	11,019
Other long-term liabilities	24,860	24,350
Shareholders’ equity:
Preferred shares, $0.10 par value; 5,000 shares authorized, none issued	—	—
Common shares, $0.10 par value; 145,000 shares authorized; issued – 58,035 and 61,196, respectively; outstanding – 57,924 and 61,085, respectively	5,792	6,109
Additional paid-in capital	675,452	707,138
Retained earnings	446,937	413,212
Accumulated other comprehensive loss	(8,961)	(6,962)
Less treasury shares, at cost; 111 shares	(272)	(272)
Total shareholders’ equity	1,118,948	1,119,225
Commitments and contingencies
	$1,484,365	$1,477,068

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2011	2010	2011	2010

Sales	$570,083	$613,864	$1,693,944	$1,775,218
Cost of sales	535,448	566,672	1,583,934	1,636,535
Gross profit	34,635	47,192	110,010	138,683
Selling, general and administrative expenses	22,874	23,379	67,822	68,927
Restructuring charges	145	452	625	2,149
Income from operations	11,616	23,361	41,563	67,607
Interest expense	(334)	(343)	(997)	(1,022)
Interest income	446	394	1,293	1,208
Other income (expense)	(202)	1,212	94	162
Income before income taxes	11,526	24,624	41,953	67,955
Income tax expense (benefit)	(8,341)	2,155	(7,128)	7,207
Net income	$19,867	$22,469	$49,081	$60,748

Earnings per share:
Basic	$0.34	$0.36	$0.82	$0.97
Diluted	$0.34	$0.36	$0.81	$0.96

Weighted-average number of shares outstanding:
Basic	58,615	61,712	59,889	62,597
Diluted	58,879	62,103	60,391	63,162

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2011	2010	2011	2010

Net income	$19,867	$22,469	$49,081	$60,748
Other comprehensive income (loss):
Foreign currency translation adjustments	(9,013)	6,283	(3,176)	(1,740)
Unrealized gain (loss) on investments, net of tax	(156)	543	598	791
Other	546	(30)	579	(29)
Comprehensive income	$11,244	$29,265	$47,082	$59,770

The components of accumulated other comprehensive loss are as follows:

	September 30,	December 31,
(in thousands)	2011	2010
Foreign currency translation adjustments	$(5,947)	$(2,771)
Unrealized loss on investments, net of tax	(3,255)	(3,853)
Other	241	(338)
Accumulated other comprehensive loss	$(8,961)	$(6,962)

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders’ Equity
(unaudited)

					Accumulated
			Additional		other		Total
		Common	paid-in	Retained	comprehensive	Treasury	shareholders’
(in thousands)	Shares	shares	capital	earnings	loss	shares	equity
Balances, December 31, 2010	61,085	$6,109	$707,138	$413,212	$(6,962)	$(272)	$1,119,225
Stock-based compensation expense	—	—	4,102	—	—	—	4,102
Shares repurchased and retired	(3,488)	(349)	(37,483)	(15,356)	—	—	(53,188)
Stock options exercised	144	14	1,592	—	—	—	1,606
Issuance of restricted shares, net of forfeitures	183	18	(18)	—	—	—	—
Excess tax benefit of stock-based compensation	—	—	121	—	—	—	121
Comprehensive income	—	—	—	49,081	(1,999)	—	47,082
Balances, September 30, 2011	57,924	$5,792	$675,452	$446,937	$(8,961)	$(272)	$1,118,948

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2011	2010
Cash flows from operating activities:
Net income	$49,081	$60,748
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	26,154	30,216
Deferred income taxes	(11,485)	(2,624)
Gain on the sale of property, plant and equipment	(35)	(69)
Asset impairment	24	105
Stock-based compensation expense	4,102	4,376
Excess tax benefits from stock-based compensation	(35)	(846)
Changes in operating assets and liabilities:
Accounts receivable	(7,049)	(10,804)
Inventories	(69,514)	(65,831)
Prepaid expenses and other assets	8,615	(13,866)
Accounts payable	19,426	(10,056)
Accrued liabilities	(9,837)	(560)
Income taxes	(9,281)	4,348
Net cash provided by (used in) operations	166	(4,863)
Cash flows from investing activities:
Proceeds from sales and redemptions of investments	11,100	10,225
Additions to property, plant and equipment	(49,756)	(28,934)
Proceeds from the sale of property, plant and equipment	186	231
Additions to purchased software	(540)	(117)
Net cash used in investing activities	(39,010)	(18,595)
Cash flows from financing activities:
Proceeds from stock options exercised	1,606	1,746
Excess tax benefits from stock-based compensation	35	846
Principal payments on capital lease obligations	(272)	(223)
Share repurchases	(53,188)	(53,577)
Net cash used in financing activities	(51,819)	(51,208)
Effect of exchange rate changes	(1,837)	(278)
Net decrease in cash and cash equivalents	(92,500)	(74,944)
Cash and cash equivalents at beginning of year	346,345	421,243
Cash and cash equivalents at September 30	$253,845	$346,299

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

During the second quarter of 2011, management of the Company identified immaterial errors related to costs incorrectly capitalized to inventory and accounting for consigned inventory at one of the Company’s foreign locations. The Company has revised its previously reported 2011, 2010 and 2009 consolidated financial statements to reflect the corrections of these immaterial errors. The correction for the September 30, 2010 period resulted in a $1.3 million increase in cost of goods sold and a $1.3 million ($0.02 per diluted share) decrease in net income as previously reported for the nine months ended September 30, 2010 and a $0.5 million increase in cost of goods sold and a $0.5 million ($0.01 per diluted share) decrease in net income as previously reported for the three months ended September 30, 2010. Associated adjustments were also made to decrease inventory by $0.7 million, increase accounts payable by $1.1 million and decrease retained earnings by $1.8 million, in each case, as of September 30, 2010. The correction for the December 31, 2010 period resulted in a $0.7 million decrease in inventory, a $1.1 million increase in accounts payable and a $1.8 million decrease in retained earnings, in each case, as of December 31, 2010. The correction for the 2011 period relates to the three months ended March 31, 2011. This correction resulted in a $0.8 million increase in cost of goods sold and a $0.8 million ($0.01 per diluted share) decrease in net income as previously reported. The revisions had no impact on the Company’s net cash flows from operating activities for any of these periods.

Note 2 – Stock-Based Compensation
The Benchmark Electronics, Inc. 2000 Stock Awards Plan (the 2000 Plan) and the Benchmark Electronics, Inc. 2010 Omnibus Incentive Compensation Plan (the 2010 Plan) authorize the Company, upon recommendation of the compensation committee of the Board of Directors, to grant a variety of types of awards, including stock options, restricted share awards, restricted stock units, stock appreciation rights, performance compensation awards, phantom stock awards and deferred share units, or any combination thereof, to any director, officer, employee or consultant (including any prospective director, officer, employee or consultant) of the Company. Stock options are granted to employees with an exercise price equal to the market price of the Company’s common shares on the date of grant, generally vest over a four-year period from the date of grant and have a term of ten years. Restricted shares, restricted stock units and phantom stock awards granted to employees generally vest over a four-year period from the date of grant, subject to the continued employment of the employee by the Company. The 2000 Plan expired on February 16, 2010 and no additional grants can be made under that plan. The 2010 Plan was approved by the Company’s shareholders on May 18, 2010 and replaced the 2000 Plan. Members of the Board of Directors who are not employees of the Company participate in the Benchmark Electronics, Inc. 2002 Stock Option Plan for Non-Employee Directors (the 2002 Plan) that authorizes the granting of stock options upon the occurrence of the non-employee director’s election or re-election to the Board of Directors. The 2002 Plan was approved by the Company’s shareholders on May 14, 2002. All awards under the 2002 Plan are fully vested upon the date of grant and have a term of ten years. Non-employee directors may also receive equity awards under the 2010 Plan. In 2011, these awards have been in the form of restricted stock units, which vest in equal quarterly installments over a one year period, starting from the grant date. As of September 30, 2011, 4.4 million additional common shares are available for issuance under the Company’s existing plans.

All share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on their fair values. The total compensation cost recognized for stock-based awards was $1.5 million and $4.1 million for the three and nine months ended September 30, 2011, respectively, and $1.2 million and $4.4 million for the three and nine months ended September 30, 2010, respectively. The total income tax benefit recognized in the income statement for stock-based awards was $0.7 million and $1.5 million for the three and nine months ended September 30, 2011, respectively, and $0.6 million and $1.5 million for the three and nine months ended September 30, 2010, respectively. The compensation expense for stock-based awards includes an estimate for forfeitures and is recognized over the vesting period of the awards using the straight-line method. Cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards (excess tax benefits) are classified as cash flows from financing activities. Awards of restricted shares, restricted stock units, performance restricted stock units and phantom stock are valued at the closing market price of the Company’s common shares on the date of grant. For restricted stock unit awards with performance conditions, compensation expense is currently based on the target number of shares that would vest if 100% of the target performance goal is achieved, which was considered the probable outcome at the grant date. Throughout the requisite service period, management monitors the probability of achievement of the performance conditions. If it becomes probable, based on the Company’s expectation of performance during the measurement period, that more or less than the current estimate of the awarded shares will vest, an adjustment to stock-based compensation expense will be recognized as a change in accounting estimate.

The Company did not issue any options during the three months ended September 30, 2011 or 2010. The Company issued 399 thousand stock options during the nine months ended September 30, 2011, and 61 thousand stock options during the nine months ended September 30, 2010. The weighted-average assumptions used to value the options granted during the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Expected term of options	—	—	6.2 years	7.0 years
Expected volatility	—	—	41%	40%
Risk-free interest rate	—	—	2.674%	2.94%
Dividend yield	—	—	zero	zero

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

The Company issued performance based restricted stock unit awards to employees during the nine months ended September 30, 2011. The number of performance based restricted stock unit awards that will ultimately be earned will not be determined until the end of the performance period, which is December 31, 2014, and may vary from as low as zero to as high as three times the target number, 0.1 million shares, depending on the level of achievement of certain performance goals. The level of achievement of these goals is based upon the audited financial results for the last full calendar year within the performance period (the year ending December 31, 2014) as compared to the base year (the year ended December 31, 2010). The Company’s performance goals consist of certain levels of achievement using the following financial metrics: revenue growth, operating income margin expansion, and return on invested capital. If the Company’s performance goals are not met, the applicable performance based restricted stock unit awards will not vest and will be forfeited.

As of September 30, 2011, there was approximately $5.4 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 1.4 years. As of September 30, 2011, there was $4.8 million of total unrecognized compensation cost related to restricted share awards. That cost is expected to be recognized over a weighted-average period of 2.7 years. As of September 30, 2011, there was $1.6 million of total unrecognized compensation cost related to restricted stock units and phantom stock awards. That cost is expected to be recognized over a weighted-average period of 2.2 years. As of September 30, 2011, there was $1.5 million of total unrecognized compensation cost related to performance based restricted stock units. That cost is expected to be recognized over a weighted-average period of 3.4 years.

The weighted-average fair value per option granted during the nine months ended September 30, 2011 was $8.14. The total cash received as a result of stock option exercises for the nine months ended September 30, 2011 and 2010 was $1.6 million and $1.7 million, respectively. The actual tax benefit realized as a result of stock option exercises and the vesting of other share-based awards during the nine months ended September 30, 2011 and 2010 was $0.4 million and $1.3 million, respectively, which has been recorded as an increase to additional paid-in capital. For the nine months ended September 30, 2011 and 2010, the total intrinsic value of stock options exercised was $0.9 million and $0.9 million, respectively.

The following table summarizes the activities relating to the Company’s stock options:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
(in thousands, except per share data)	Options	Price	Term (Years)	Value
Outstanding at December 31, 2010	4,825	$19.18	5.58
Granted	399	$18.56
Exercised	(144)	$11.18
Forfeited or expired	(232)	$19.43
Outstanding at September 30, 2011	4,848	$19.36	5.26	$1,277
Exercisable at September 30, 2011	3,320	$20.67	4.08	$1,091

The aggregate intrinsic value in the table above is before income taxes and is calculated as the difference between the exercise price of the underlying options and the Company’s closing stock price of $13.01 as of the last business day of the period ended September 30, 2011 for options that had exercise prices that were below the closing price.

The following table summarizes the activities related to the Company’s restricted shares:

		Weighted-
		Average
		Grant Date
(in thousands, except per share data)	Shares	Fair Value
Nonvested shares outstanding at December 31, 2010	178	$17.17
Granted	195	$18.57
Vested	(10)	$17.54
Forfeited	(20)	$17.74
Nonvested shares outstanding at September 30, 2011	343	$17.92

The following table summarizes the activities related to the Company’s time based restricted stock units and phantom stock awards:

		Weighted-
		Average
		Grant Date
(in thousands, except per share data)	Shares	Fair Value
Nonvested shares outstanding at December 31, 2010	47	$17.05
Granted	86	$17.77
Vested	(9)	$16.66
Forfeited	(12)	$16.87
Nonvested shares outstanding at September 30, 2011	112	$17.65

The following table summarizes the activities related to the Company’s performance based restricted stock unit awards:

		Weighted-
		Average
		Grant Date
(in thousands, except per share data)	Shares	Fair Value
Nonvested shares outstanding at December 31, 2010	—	—
Granted(1)	93	$18.57
Forfeited	—	—
Nonvested shares outstanding at September 30, 2011	93	$18.57

 (1) Represents target number of shares that can vest based on the achievement of certain performance criteria.

Note 3 – Earnings Per Share
Basic earnings per share is computed using the weighted-average number of shares outstanding. Diluted earnings per share is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding stock equivalents during the three and nine months ended September 30, 2011 and 2010. Stock equivalents include common shares issuable upon the exercise of stock options and other equity instruments, and are computed using the treasury stock method. Under the treasury stock method, the exercise price of a share, the amount of compensation cost, if any, for future service that the Company has not yet recognized and the amount of estimated tax benefits that would be recorded in paid-in-capital, if any, when the share is exercised are assumed to be used to repurchase shares in the current period.

The following table sets forth the calculation of basic and diluted earnings per share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2011	2010	2011	2010
Net income	$19,867	$22,469	$49,081	$60,748

Denominator for basic earnings per share - weighted-average number of common shares outstanding during the period	58,615	61,712	59,889	62,597
Incremental common shares attributable to exercise of outstanding dilutive options	177	305	298	474
Incremental common shares attributable to outstanding restricted shares, restricted stock units and phantom stock	87	86	204	91
Denominator for diluted earnings per share	58,879	62,103	60,391	63,162

Basic earnings per share	$0.34	$0.36	$0.82	$0.97
Diluted earnings per share	$0.34	$0.36	$0.81	$0.96

Options to purchase 3.8 million and 3.5 million common shares for the three and nine months ended September 30, 2011, respectively, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares. Options to purchase 3.7 million and 2.9 million common shares for the three and nine months ended September 30, 2010, respectively, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares.

Note 4 – Goodwill and Other Intangible Assets
Goodwill associated with the Company’s Asia business segment totaled $37.9 million at September 30, 2011 and December 31, 2010.

Other intangible assets included in other long-term assets in the accompanying condensed consolidated balance sheet as of September 30, 2011 and December 31, 2010 were as follows:

	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
Customer relationships	$17,839	$(8,510)	$9,329
Technology licenses	11,300	(5,815)	5,485
Other	868	(112)	756
Other intangible assets, September 30, 2011	$30,007	$(14,437)	$15,570

	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
Customer relationships	$17,807	$(7,165)	$10,642
Technology licenses	11,300	(4,144)	7,156
Other	868	(94)	774
Other intangible assets, December 31, 2010	$29,975	$(11,403)	$18,572

Customer relationships are being amortized on a straight-line basis over a period of ten years. Technology licenses are being amortized over their estimated useful lives in proportion to the economic benefits consumed. Amortization of other intangible assets for the nine months ended September 30, 2011 and 2010 was $3.0 million and $3.3 million, respectively.

The estimated future amortization expense of other intangible assets for each of the next five years is as follows (in thousands):

Year ending December 31,	Amount
2011 (remaining three months)	$1,627
2012	2,597
2013	3,080
2014	4,068
2015	1,812

Note 5 – Borrowing Facilities
Under the terms of a credit agreement (the Credit Agreement), the Company has a $100 million five-year revolving credit facility to be used for general corporate purposes with a maturity date of December 21, 2012. The Credit Agreement includes an accordion feature under which total commitments under the facility may be increased by an additional $100 million, subject to satisfaction of certain conditions and lender approval.

Interest on outstanding borrowings under the Credit Agreement is payable quarterly, at the Company’s option, at either LIBOR plus 0.75% to 1.75% or a prime rate plus 0.00% to 0.25%, based upon the Company’s debt ratio as specified in the Credit Agreement. A commitment fee of 0.15% to 0.35% per annum (based upon the Company’s debt ratio) on the unused portion of the revolving credit line is payable quarterly in arrears. As of September 30, 2011, the Company had no borrowings outstanding under the Credit Agreement and $100 million was available for future borrowings.

The Credit Agreement is secured by the Company’s domestic inventory and accounts receivable, 100% of the stock of the Company’s domestic subsidiaries, 65% of the voting capital stock of each direct foreign subsidiary and substantially all of the other tangible and intangible assets of the Company and its domestic subsidiaries. The Credit Agreement contains customary financial covenants as to working capital, debt leverage, fixed charges and consolidated net worth, and restricts the ability of the Company to incur additional debt, pay dividends, repurchase shares, sell assets and merge or consolidate with other persons. As of September 30, 2011, the Company was in compliance with all such covenants and restrictions.

The Company’s Thailand subsidiary has a multi-purpose credit facility with Kasikornbank Public Company Limited (the Thai Credit Facility) that provides for approximately $11.2 million (350 million Thai baht) in working capital availability. The Thai Credit Facility is secured by land and buildings in Thailand. The availability of funds under the Thai Credit Facility is reviewed annually and is currently accessible through October 2012. As of September 30, 2011, the Company’s Thailand subsidiary had no working capital borrowings outstanding.

Note 6 – Inventories
Inventory costs are summarized as follows:

	September 30,	December 31,
(in thousands)	2011	2010
Raw materials	$308,126	$274,245
Work in process	83,778	60,776
Finished goods	37,881	26,549
	$429,785	$361,570

Note 7 – Income Taxes
Income tax expense (benefit) consists of the following:

	Nine Months Ended
	September 30,
(in thousands)	2011	2010
Federal – Current	$169	$3,052
Foreign – Current	4,023	6,406
State – Current	165	373
Deferred	(11,485)	(2,624)
	$(7,128)	$7,207

In 2011, income tax expense differs from the amount computed by applying the U.S. federal statutory income tax rate to income before income tax primarily due to the impact of tax incentives and tax holidays in foreign locations, including a $0.6 million discrete tax benefit as a result of a 2010 tax rate incentive received by a subsidiary in China during the first quarter of 2011, state income taxes (net of federal benefit), a $16.3 million net decrease in valuation allowances on deferred tax assets and $7.1 million of additional reserves for uncertain tax benefits.

Significant management judgment is required in determining the period in which the reversal of a valuation allowance should occur. The Company considers all available evidence, both positive and negative, in making this determination, including historical income, projected future income, the expected timing of the reversals of existing temporary differences and the implementation of tax-planning strategies. As of September 30, 2011, the Company evaluated the recoverability of its deferred tax assets using the criteria described above and concluded that the Company’s projected future taxable income in the U.S. is sufficient to utilize additional net operating loss carryforwards and other deferred tax assets. As a result, the Company reduced its valuation allowance by $17.5 million in the U.S. and, at the same time, increased its valuation allowance by $1.2 million in foreign jurisdictions. This net decrease was a discrete event and $16.3 million was recorded as a tax benefit in the consolidated statement of income during the third quarter of 2011. The Company may determine it will be able to realize all or a portion of its deferred tax assets in the U.S. in the foreseeable future. Upon such determination, an adjustment to the valuation allowance related to its deferred tax assets could cause a material increase to net income in the period such determination is made.

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

The Company has been granted certain tax incentives, including tax holidays, for its subsidiaries in China, Malaysia and Thailand. These tax incentives, including tax holidays, expire on various dates through 2015 and are subject to certain conditions with which the Company expects to comply. The impact of these tax incentives was to lower income tax expense for the nine month periods ended September 30, 2011 and 2010 by approximately $9.9 million (approximately $0.16 per diluted share) and $6.7 million (approximately $0.11 per diluted share), respectively.

As of September 30, 2011, the total amount of the reserve for uncertain tax benefits including interest and penalties is $25.3 million. The reserve is classified as long-term in the consolidated balance sheet unless cash settlement is expected in the next 12 months. The amount of accrued potential interest and penalties on unrecognized tax benefits included in the reserve as of September 30, 2011 is $1.8 million and $1.6 million, respectively. The Company’s subsidiary in Thailand has filed for a refund of $8.3 million of previously paid income taxes, which is included in other assets. The Thailand tax authorities are currently conducting an examination of the applicable filings. During the three months ended September 30, 2011, the Company recorded a reserve for uncertain tax benefits of $7.1 million against this receivable.

The Company and its subsidiaries in Brazil, China, Ireland, Luxembourg, Malaysia, Mexico, the Netherlands, Romania, Singapore, Thailand and the United States remain open to examination by the various local taxing authorities, in total or in part, for fiscal years 2004 to 2010.

The Company is subject to examination by tax authorities for varying periods in various U.S. and foreign tax jurisdictions. During the course of such examinations, disputes may occur as to matters of fact and/or law. In most tax jurisdictions the passage of time without examination will result in the expiration of applicable statutes of limitations, thereby precluding the taxing authority from conducting an examination of the tax period(s) for which such statute of limitation has expired. The Company believes that it has adequately provided for its tax liabilities.

Note 8 – Segment and Geographic Information
The Company has manufacturing facilities in the Americas, Asia and Europe to serve its customers. The Company is operated and managed geographically, and management evaluates performance and allocates the Company’s resources on a geographic basis. Intersegment sales are generally recorded at prices that approximate arm’s length transactions. Operating segments’ measure of profitability is based on income from operations. The accounting policies for the reportable operating segments are the same as for the Company taken as a whole. The Company has three reportable operating segments: the Americas, Asia, and Europe. Information about operating segments was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2011	2010	2011	2010
Net sales:
Americas	$316,446	$392,153	$982,117	$1,134,922
Asia	250,361	222,548	688,809	638,529
Europe	36,956	38,637	123,709	121,705
Elimination of intersegment sales	(33,680)	(39,474)	(100,691)	(119,938)
	$570,083	$613,864	$1,693,944	$1,775,218

Depreciation and amortization:
Americas	$4,005	$4,800	$12,262	$15,251
Asia	3,289	3,388	9,456	10,132
Europe	652	717	1,982	2,156
Corporate	821	893	2,454	2,677
	$8,767	$9,798	$26,154	$30,216

Income from operations:
Americas	$9,426	$16,569	$35,987	$47,342
Asia	10,807	14,946	29,718	44,250
Europe	570	1,607	1,965	4,091
Corporate and intersegment eliminations	(9,187)	(9,761)	(26,107)	(28,076)
	$11,616	$23,361	$41,563	$67,607

Capital expenditures:
Americas	$886	$3,782	$11,958	$13,814
Asia	8,420	4,864	32,837	12,922
Europe	2,875	713	3,630	1,570
Corporate	1,288	447	1,871	745
	$13,469	$9,806	$50,296	$29,051

	September 30,	December 31,
	2011	2010
Total assets:
Americas	$587,806	$583,724
Asia	632,406	515,414
Europe	211,790	243,872
Corporate and other	52,363	134,058
	$1,484,365	$1,477,068

Geographic net sales information reflects the destination of the product shipped. Long-lived assets information is based on the physical location of the asset.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2011	2010	2011	2010
Geographic net sales:
United States	$395,415	$452,617	$1,151,548	$1,316,912
Asia	86,493	58,270	243,791	149,811
Europe	76,037	90,919	258,748	271,819
Other Foreign	12,138	12,058	39,857	36,676
	$570,083	$613,864	$1,693,944	$1,775,218

	September 30,	December 31,
	2011	2010
Long-lived assets:
United States	$71,344	$72,386
Asia	94,098	67,365
Europe	12,035	9,785
Other	16,275	16,237
	$193,752	$165,773

Note 9 – Supplemental Cash Flow Information
The following is additional information concerning supplemental disclosures of cash payments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2011	2010	2011	2010

Income taxes paid (refunded), net	$(47)	$1,774	$6,914	$5,345
Interest paid	320	369	969	1,032

Note 10 – Contingencies
On June 3, 2007, Power Paper, Ltd. (Power Paper), a limited liability company from Israel filed suit against Pemstar Inc. (Pemstar) in U.S. District Court in Minnesota. Pemstar was a Minnesota public company that was acquired by the Company in January 2007. Power Paper’s claim sought damages of up to $22.8 million based on an alleged breach of contract. The trial, which began on September 12, 2011, resulted in a jury verdict in favor of Pemstar.

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

In September 2011, the FASB issued an accounting standards update that allows an entity the option to perform a qualitative assessment in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. Based on this qualitative assessment, if the fair value of a reporting unit is not less than its carrying amount, the entity is not required to perform the two-step goodwill impairment test. The standards update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements and footnote disclosures.

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

The Company recognized restructuring charges during 2011, 2010 and 2009 primarily related to capacity reduction and reductions in workforce in certain facilities worldwide. These charges were recorded pursuant to plans developed and approved by management. The Company expects to incur approximately $3.4 million in additional restructuring charges primarily related to the closure of the Dublin facility during the fourth quarter of 2011.

The following table summarizes the 2011 activity in the accrued restructuring balances related to the various restructuring activities described above:

	Balance as of			Foreign	Balance as of
	December 31,	Restructuring	Cash	Exchange	September 30,
(in thousands)	2010	Charges	Payment	Adjustments	2011

2011 Restructuring:
Severance	$—	$1,075	$(1,251)	$9	$(167)
	—	1,075	(1,251)	9	(167)
2010 Restructuring:
Severance	1,767	(503)	(1,311)	87	40
Other exit costs	709	74	(770)	3	16
	2,476	(429)	(2,081)	90	56
2009 Restructuring:
Lease facility costs	1,506	—	(542)	68	1,032
Other exit costs	27	(21)	(6)	—	—
	1,533	(21)	(548)	68	1,032
Total	$4,009	$625	$(3,880)	$167	$921

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

The carrying amounts of cash equivalents, accounts receivable, accrued liabilities, accounts payable and capital lease obligations approximate fair value. As of September 30, 2011, $28.1 million (par value) of long-term investments were recorded at fair value. The long-term investments consist of auction rate securities, primarily secured by guaranteed student loans backed by a U.S. government agency, and are classified as available-for-sale. These investments are of a high credit quality with a majority having AAA type credit ratings because of the government agency guarantee and other insurance. Auction rate securities are adjustable rate debt instruments whose interest rates were intended to reset every 7 to 35 days through an auction process. Overall changes in the global credit and capital markets led to failed auctions for these securities beginning in early 2008. These failed auctions, in addition to overall global economic conditions, impacted the liquidity of these investments and resulted in the Company continuing to hold these securities beyond their typical auction reset dates. The market for these types of securities remains illiquid as of September 30, 2011. These securities are classified as long-term investments and the contractual maturity of these securities is over ten years.

These long-term investments were valued using Level 3 inputs as of September 30, 2011, as the assets were subject to valuation using significant unobservable inputs. The Company estimated the fair value of each security with the assistance of an independent valuation firm using a discounted cash flow model to calculate the present value of projected cash flows based on a number of inputs and assumptions including the security structure and terms, the current market conditions and the related impact on the expected weighted-average life, interest rate estimates and default risk of the securities.

As of September 30, 2011, the Company has recorded an unrealized loss of $3.3 million on its long-term investments based upon this valuation. This unrealized loss reduced the fair value of the Company’s auction rate securities as of September 30, 2011 to $24.8 million. These investments have been in an unrealized loss position for greater than 12 months. During the nine months ended September 30, 2011 and 2010, the Company recorded unrealized gains of $0.6 million and $0.8 million, respectively, on its long-term investments.

The Company conducts periodic reviews to identify and evaluate each investment that has an unrealized loss. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Due to the unrealized losses on the auction rate securities held, the Company has assessed whether the calculated impairment is other-than-temporary. In performing this assessment, even though the Company has no intention to sell the securities before the amortized cost basis is recovered and believes it is more-likely-than-not that it will not be required to sell the securities prior to recovery, the Company has performed additional analyses to determine if a portion of the unrealized loss is considered a credit loss. A credit loss would be identified as the amount of the principal cash flows not expected to be received over the remaining term of the security as projected using the Company’s best estimates. The Company has assessed each security for credit impairment, taking into account factors such as (i) the length of time and the extent to which fair value has been below cost; (ii) activity in the market of the issuer which may indicate adverse credit conditions; (iii) the payment structure of the security; and (iv) the failure of the issuer of the security to make scheduled payments. The Company used an independent valuation firm to assist in making these assessments.

Based on these assessments, the Company has determined that there is no credit loss associated with its auction rate securities as of September 30, 2011, as shown by the cash flows expected to be received over the remaining life of the securities.

The following table provides a reconciliation of the beginning and ending balance of the Company’s auction rate securities classified as long-term investments measured at fair value using significant unobservable inputs (Level 3 inputs):

(in thousands)	2011	2010
Balance as of January 1	$35,297	$45,686
Net unrealized gains included in other comprehensive loss	598	791
Sales of investments at par value	(11,100)	(10,225)
Balance as of September 30	$24,795	$36,252

Unrealized losses still held as of September 30	$3,255	$3,598

The cumulative unrealized loss is included as a component of accumulated other comprehensive loss within shareholders’ equity in the accompanying consolidated balance sheet. As of September 30, 2011, there were no long-term investments measured at fair value using Level 1 or Level 2 inputs. All income generated from these investments is recorded as interest income.

Note 14 – Subsequent Event
As a result of the flooding in Thailand, the Company suspended its operations in Ayudhaya. Local officials have estimated that the flooding will continue through the middle of November 2011, at which time they will begin to pump water from the industrial park.

The Company’s Thailand facilities are among its largest, generating 20-25% of the Company’s revenue in 2011. As a result, the impact on revenue and operations will be significant for the next several fiscal quarters. The Company is evaluating the situation on an on-going basis and is working to mitigate the impact to the Company and its customers. The Company carries property and business interruption insurance that it believes is appropriate and adequate in this situation. The Company’s combined limit for real and personal property as well as business interruption insurance is approximately $300 million.

The Company and its customers are developing contingency and recovery plans that aim to enable the Company to meet customer needs. As part of those plans, the Company restarted production at its Korat, Thailand facility in November 2011 and is shifting production from the Ayudhaya facility to its various other sites around the globe. As a result of the capital purchases associated with the Company’s contingency plans, it anticipates higher than normal capital expenditures in the fourth quarter of 2011, in an amount in the range of $20 to $25 million.

Because the situation in Thailand is still evolving, significant uncertainty remains regarding the ultimate financial impact the flooding will have on the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report to “the Company,” “Benchmark,” “we,” or “us” mean Benchmark Electronics, Inc. together with its subsidiaries. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” “will,” or the negative of those terms or other variations of them or comparable terminology. In particular, statements, express or implied, concerning future operating results or the ability to generate sales, income or cash flow are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions, including those discussed under Part II, Item 1A of this report. The future results of our operations may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results are beyond our ability to control or predict, including but not limited to uncertainties concerning the recent flooding in Thailand, the extent of damage to our facilities and equipment, the timeframe for the flood waters in Thailand receding, the restoration of operations and associated costs with such restoration, our ability to effectively shift production from our Ayudhaya facilities to other facilities in order to maintain supply continuity for our customers and the recovery of insurance proceeds associated with our business interruption coverage. Undue reliance should not be placed on any forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

OVERVIEW
We are a worldwide provider of integrated electronic manufacturing services. We provide our services to original equipment manufacturers (OEMs) of computers and related products for business enterprises, medical devices, industrial control equipment, which includes equipment for the aerospace and defense industry, testing and instrumentation products, and telecommunication equipment. The services that we provide are commonly referred to as electronics manufacturing services (EMS). We offer our customers comprehensive and integrated design and manufacturing services from initial product design to volume production, including direct order fulfillment and post deployment services. Our manufacturing and assembly operations include printed circuit boards and subsystem assembly, box build and systems integration, the process of integrating subsystems and, often, downloading and integrating software, to produce a fully configured product. As part of our design service offerings, we also provide a broad range of custom assembly equipment. The assembly solutions are designed to meet our customers’ specific requirements and include mechanized stations, automated cells, and full automated assembly lines. Our recently added precision technology manufacturing capabilities complement our proven electronic manufacturing expertise by providing further vertical integration of critical mechanical components. These capabilities include precision machining, advanced metal joining, and functional testing for multiple industries including medical, instrumentation, aerospace and semiconductor capital equipment. We are also able to provide specialized engineering services, including product design, printed circuit board layout, prototyping and test development. We believe that we have developed strengths in the manufacturing process for large, complex, high-density printed circuit boards as well as the ability to manufacture high and low volume products in lower cost regions such as Brazil, China, Malaysia, Mexico, Romania and Thailand.

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

Severe Flooding in Thailand and Suspension of Thailand Operations
As a result of the flooding in Thailand, our previously announced suspension of operations in Ayudhaya continues to be in effect. Local officials have estimated that the flooding will continue through the middle of November 2011, at which time they will begin to pump water from the industrial park.

The Ayudhaya, Thailand facilities are among our largest, generating 20-25% of our revenue in 2011. As a result, the impact on revenue and operations will be significant for the next several fiscal quarters. We are evaluating the situation on an on-going basis and are working to mitigate the impact to us and our customers. We carry property and business interruption insurance that we believe is appropriate and adequate in this situation. Our combined limit for real and personal property as well as business interruption insurance is approximately $300 million.

We and our customers are developing contingency and recovery plans that aim to enable us to meet customer needs. As part of those plans, we restarted production at our Korat, Thailand facility in November 2011 and we are shifting production from the Ayudhaya facility to our various other sites around the globe. As a result of the capital purchases associated with our contingency plans, we anticipate higher than normal capital expenditures in the fourth quarter of 2011, in an amount in the range of $20 to $25 million.

Summary of Results
Sales for the three months ended September 30, 2011 decreased 7% to $570.1 million compared to $613.9 million for the same period of 2010. During the three months ended September 30, 2011, sales to customers in the testing and instrumentation industry, computers and related products for business enterprises industry, and medical devices industry decreased 40%, 17% and 10%, respectively, from 2010. These decreases were partially offset by a 10% and 5% increase in sales to customers in the telecommunication equipment industry and industrial control equipment industry, respectively, during the same period.

Our future sales are dependent on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on us. A substantial percentage of our sales have been made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. Sales to our ten largest customers represented 50% and 45% of our sales in the three months ended September 30, 2011 and 2010, respectively. Our largest customer, International Business Machines Corporation, represented 11% of our sales during the three months ended September 30, 2011.

Our gross profit as a percentage of sales decreased to 6.1% for the three months ended September 30, 2011 from 7.7% in the same period of 2010 primarily due to lower sales volumes, product mix, new program ramp costs and capacity expansion costs primarily in Asia. We experience fluctuations in gross profit from period to period. Different programs contribute different gross profits depending on factors such as the types of services involved, location of production, size of the program, complexity of the product and level of material costs associated with the various products. Moreover, new programs can contribute relatively less to our gross profit in their early stages when manufacturing volumes are usually lower, resulting in inefficiencies and unabsorbed manufacturing overhead costs. In addition, a number of our new and higher volume programs remain subject to competitive constraints that could exert downward pressure on our margins. During periods of low production volume, we generally have idle capacity and reduced gross profit.

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

Inventories
We purchase inventory based on forecasted demand and record inventory at the lower of cost or market. We reserve for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and estimated market value based on assumptions of future demands and market conditions. We evaluate our inventory valuation on a quarterly basis based on current and forecasted usage and the latest forecasts of product demand and production requirements from our customers. Customers frequently make changes to their forecasts, requiring us to make changes to our inventory purchases, commitments, and production scheduling and may require us to cancel open purchase commitments with our vendors. This process may lead to on-hand inventory quantities and on-order purchase commitments that are in excess of our customers’ revised needs, or parts that become obsolete before use in production. In addition, the shifting of production from Ayudhaya, Thailand to Korat, Thailand and various other sites around the globe may lead to on-hand inventory quantities in excess of our customers’ needs. We record inventory reserves on excess and obsolete inventory. These reserves are established on inventory which we have determined our customers are not responsible for or on inventory which we believe our customers will be unable to fulfill their obligation to ultimately purchase. If actual market conditions are less favorable than those we projected, additional inventory write-downs may be required.

Income Taxes
We estimate our income tax provision in each of the jurisdictions in which we operate, including estimating exposures related to uncertain tax positions. We must also make judgments regarding the ability to realize the deferred tax assets. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to subsequently determine that we would be able to realize our deferred tax assets in excess of our net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made. Similarly, should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the valuation allowance would reduce income in the period such determination was made. We may be able to realize all or a portion of our deferred tax assets in the U.S. in the foreseeable future. Upon such determination, an adjustment to the valuation allowance related to our deferred tax assets could cause a material increase to net income in the period such determination is made.

As of September 30, 2011, we evaluated the recoverability of our deferred tax assets using the criteria described above and concluded that our projected future taxable income in the U.S. is sufficient to utilize additional net operating loss carryforwards and other deferred tax assets. As a result, we reduced our valuation allowance by $17.5 million in the U.S. and, at the same time, increased our valuation allowance by $1.2 million in foreign jurisdictions. This net decrease was a discrete event and $16.3 million was recorded as a tax benefit in our consolidated statement of income during the third quarter of 2011.

We are subject to examination by tax authorities for varying periods in various U.S. and foreign tax jurisdictions. During the course of such examinations, disputes may occur as to matters of fact and/or law. In most tax jurisdictions the passage of time without examination will result in the expiration of applicable statutes of limitations, thereby precluding the taxing authority from conducting an examination of the tax period(s) for which such statute of limitations has expired. We believe that we have adequately provided for our tax liabilities.

Our subsidiary in Thailand has filed for a refund of $8.3 million of previously paid income taxes, which is included in other assets. The Thailand tax authorities are currently conducting an examination of the applicable filings. During the three months ended September 30, 2011, we recorded a reserve for uncertain tax benefits of $7.1 million against this receivable.

Long-Lived Assets
Long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge would be recognized by the amount that the carrying amount of the asset exceeds the fair value of the asset.

Goodwill is tested annually for impairment and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss would be recognized to the extent that the carrying amount exceeds the asset’s fair value. Goodwill is measured at the reporting unit level, which we have determined to be consistent with our operating segments as defined in Note 8 to the Condensed Consolidated Financial Statements in Item 1 of this report by determining the fair values of the reporting units and comparing those fair values to the carrying values, including goodwill, of the reporting units. We completed the annual impairment test during the fourth quarter of 2010 and determined that no impairment existed as of December 31, 2010. We estimated that the fair value of our Asia business segment exceeded its carrying amount by approximately 117% at the time our 2010 impairment test was performed. Because the situation in Thailand is still evolving, significant uncertainty remains regarding the ultimate financial impact the flooding will have on our Asia business segment and its fair value. As of September 30, 2011, we had goodwill associated with our Asia business segment of approximately $37.9 million. Circumstances that may lead to future impairment of goodwill include unforeseen decreases in future performance or industry demand, the restructuring of our operations as a result of a change in our business strategy or other factors.

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

Recently Enacted Accounting Principles
See Note 11 to the Condensed Consolidated Financial Statements in Item 1 of this report for a discussion of recently enacted accounting principles.

RESULTS OF OPERATIONS
The following table presents the percentage relationship that certain items in our Condensed Consolidated Statements of Income bear to sales for the periods indicated. The financial information and the discussion below should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto in Item 1 of this report.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	93.9	92.3	93.5	92.2

Gross profit	6.1	7.7	6.5	7.8
Selling, general and administrative expenses	4.0	3.8	4.0	3.9
Restructuring charges	0.0	0.0	0.0	0.1

Income from operations	2.0	3.8	2.5	3.8
Other income (expense), net	(0.0)	0.2	0.0	0.0

Income before income taxes	2.0	4.0	2.5	3.8
Income tax expense (benefit)	(1.5)	0.3	(0.4)	0.4

Net income	3.5%	3.7%	2.9%	3.4%

Sales

Sales for the third quarter of 2011 were $570.1 million, a 7% decrease from sales of $613.9 million for the same quarter in 2010. Sales for the nine months ended September 30, 2011 were $1.7 billion, a 5% decrease from sales of $1.8 billion for the same period in 2010. The following table sets forth, for the periods indicated, the percentages of our sales by industry sector.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Industrial control equipment	29%	26%	28%	25%
Computers and related products for business enterprises	28	31	28	31
Telecommunication equipment	27	22	25	23
Medical devices	9	10	9	11
Testing and instrumentation products	7	11	10	10
	100%	100%	100%	100%

During the nine months ended September 30, 2011, sales to customers in the computers and related products for business enterprises industry, medical devices industry, and testing and instrumentation industry decreased 16%, 14% and 8%, respectively, from 2010. These decreases were partially offset by a 9% and 2% increase in sales to customers in the industrial control equipment industry and telecommunication equipment industry, respectively.

Our future sales are dependent on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on us. A substantial percentage of our sales have been made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. Sales to our ten largest customers represented 52% and 47% of our sales in the first nine months ended September 30, 2011 and 2010, respectively. Our largest customer represented 12% of our sales during the nine months ended September 30, 2011.

Our international operations are subject to the risks of doing business abroad. These risks have not had a material adverse effect on our results of operations through September 30, 2011. However, we can make no assurances that there will not be an adverse impact in the future. See Part II, Item 1A for factors pertaining to our international sales and fluctuations in the exchange rates of foreign currency and for further discussion of potential adverse effects in operating results associated with the risks of doing business abroad. During the first nine months of 2011 and 2010, 53% and 48%, respectively, of our sales were derived from our international operations.

Gross Profit

Gross profit decreased 27% to $34.6 million for the three months ended September 30, 2011 from $47.2 million in the same period of 2010 and decreased 21% to $110.0 million for the nine months ended September 30, 2011 from $138.7 million in the same period of 2010, due primarily to $3.5 million of settlement costs associated with the transfer of a major program, new program ramp costs and capacity expansion costs primarily in Asia incurred in 2011. Gross profit as a percentage of sales decreased to 6.1% during the third quarter of 2011 from 7.7% in 2010 and decreased to 6.5% during the first nine months of 2011 from 7.8% in 2010, primarily due to lower sales volumes, product mix, new program ramp costs and capacity expansion costs primarily in Asia, which resulted in underabsorbed manufacturing overhead costs. We experience fluctuations in gross profit from period to period. Different programs contribute different gross profits depending on factors such as the types of services involved, location of production, size of the program, complexity of the product, and level of material costs associated with the various products. Moreover, new programs can contribute relatively less to our gross profit in their early stages when manufacturing volumes are usually lower, resulting in inefficiencies and unabsorbed manufacturing overhead costs. In addition, a number of our new and higher volume programs remain subject to competitive constraints that could exert downward pressure on our margins. During periods of low production volume, we generally have idle capacity and reduced gross profit.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 2% to $22.9 million in the third quarter of 2011 from $23.4 million in the third quarter of 2010. Selling, general and administrative expenses decreased 2% to $67.8 million in the first nine months of 2011 from $68.9 million in the same period of 2010 primarily due to reduced stock-based compensation expenses, overhead resulting from cost controls and lower variable compensation expenses offset by higher employee related costs. Selling, general and administrative expenses, as a percentage of sales, were 4.0% and 3.8%, respectively, for the third quarter of 2011 and 2010, and 4.0% and 3.9%, respectively, for the first nine months of 2011 and 2010. The increase in selling, general and administrative expenses as a percentage of sales is due to the impact of lower sales volumes during 2011.

Restructuring Charges

We recognized $0.6 million in restructuring charges during the first nine months of 2011 primarily related to the decision to close our Dublin facility by the end of 2011. We expect to incur approximately $3.4 million in additional restructuring charges primarily related to the closure of this facility during the fourth quarter of 2011. The recognition of the restructuring charges requires that we make certain judgments and estimates regarding the nature, timing and amount of costs associated with planned exit activities. To the extent our actual results in exiting these facilities differ from our estimates and assumptions, we may be required to revise the estimates of future liabilities, requiring the recognition of additional restructuring charges or the reduction of liabilities already recognized. At the end of each reporting period, we evaluate the remaining accrued balances to ensure that no excess accruals are retained and the utilization of the provisions are for their intended purpose in accordance with developed exit plans. See Note 12 to the Condensed Consolidated Financial Statements in Item 1 of this report.

Income Tax Expense (Benefit)

Income tax expense (benefit) of $(7.1) million represented an effective tax benefit of 17.0% for the nine months ended September 30, 2011, compared with $7.2 million representing an effective tax rate of 10.6% for the same period in 2010. In the first nine months of 2011, we recorded a $0.6 million discrete tax benefit as a result of a 2010 tax rate incentive received by one of our China subsidiaries during the first quarter of 2011 and a $17.5 million discrete tax benefit as a result of a decrease in valuation allowances on deferred tax assets in the U.S., offset by a discrete tax expense of $7.1 million of additional reserves for uncertain tax benefits and $1.2 million in additional deferred tax valuation allowances for foreign net operating loss carryforwards. In the third quarter of 2010, we recorded a $1.4 million tax benefit as a result of the expiration of the statute of limitations primarily related to an intercompany transaction between two of our subsidiaries. Excluding these one-time net tax benefits, the effective tax rate would have been 6.4% in 2011 compared to 12.7% in 2010. This decrease in the effective tax rate is primarily due to the impact from tax incentives and the reduced tax rate in China for one of our subsidiaries during 2011. See Note 7 to the Condensed Consolidated Financial Statements in Item 1 of this report.

Net Income

We reported net income of $49.1 million, or diluted earnings per share of $0.81 for the first nine months of 2011, compared with net income of $60.7 million, or diluted earnings per share of $0.96 for the same period of 2010. The net decrease of $11.7 million from 2010 was primarily due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES
We have historically financed our growth and operations through funds generated from operations, proceeds from the sale and maturity of our investments and funds borrowed under our credit facilities. Cash and cash equivalents totaled $253.8 million at September 30, 2011 and $346.3 million at December 31, 2010, of which $202.0 million at September 30, 2011 and $241.6 million at December 31, 2010 was held outside the U.S. in various foreign subsidiaries. Substantially all of the amounts held outside of the U.S. are intended to be indefinitely reinvested in foreign operations. Under current tax laws and regulations, if cash and cash equivalents held outside the U.S. were to be distributed to the U.S. in the form of dividends or otherwise, we would be subject to additional U.S. income taxes and foreign withholding taxes.

Cash provided by operating activities was $0.2 million for the nine months ended September 30, 2011. The cash provided by operations during 2011 consisted primarily of $49.1 million of net income adjusted for $26.2 million of depreciation and amortization, and a $19.4 million increase in accounts payable, offset by a $69.5 million increase in inventories, an $11.5 million increase in deferred income taxes, a $7.0 million increase in accounts receivable and a $9.8 million decrease in accrued liabilities. Working capital was $865.5 million at September 30, 2011 and $895.9 million at December 31, 2010.

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

Cash used in investing activities was $39.0 million for the nine months ended September 30, 2011 primarily due to the purchases of additional property, plant and equipment totaling $49.8 million, offset by redemptions of investments totaling $11.1 million. Purchases of additional property, plant and equipment consisted primarily of facilities and certain other assets to expand our precision technologies capabilities in Penang, Malaysia.

Cash used in financing activities was $51.8 million for the nine months ended September 30, 2011. Share repurchases totaled $53.2 million and we received $1.6 million from the exercise of stock options.

Under the terms of a credit agreement (the Credit Agreement), we have a $100.0 million five-year revolving credit facility to be used for general corporate purposes with a maturity date of December 21, 2012. The Credit Agreement includes an accordion feature under which total commitments under the facility may be increased by an additional $100 million, subject to satisfaction of certain conditions and lender approval. Interest on outstanding borrowings under the Credit Agreement is payable quarterly, at our option, at LIBOR plus 0.75% to 1.75% or a prime rate plus 0.00% to 0.25%, based upon our debt ratio as specified in the Credit Agreement. A commitment fee of 0.15% to 0.35% per annum (based upon our debt ratio) on the unused portion of the revolving credit line is payable quarterly in arrears. As of September 30, 2011 and December 31, 2010, we had no borrowings outstanding under the Credit Agreement and $100.0 million was available for future borrowings.

The Credit Agreement is secured by our domestic inventory and accounts receivable, 100% of the stock of our domestic subsidiaries, and 65% of the voting capital stock of each direct foreign subsidiary and substantially all of our and our domestic subsidiaries’ other tangible and intangible assets. The Credit Agreement contains customary financial covenants as to working capital, debt leverage, fixed charges and consolidated net worth, and restricts our ability to incur additional debt, pay dividends, repurchase shares, sell assets and merge or consolidate with other persons. As of September 30, 2011, we were in compliance with all such covenants and restrictions.

Our Thailand subsidiary has a multi-purpose credit facility with Kasikornbank Public Company Limited (the Thai Credit Facility) that provides for approximately $11.2 million (350 million Thai baht) in working capital availability. The Thai Credit Facility is secured by land and buildings in Thailand. The availability of funds under the Thai Credit Facility is reviewed annually and is currently accessible through October 2012. As of September 30, 2011, our Thailand subsidiary had no working capital borrowings outstanding.

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

As of September 30, 2011, we had cash and cash equivalents totaling $253.8 million and $100.0 million available for borrowings under the Credit Agreement. We expect that our cash position will be adversely impacted by the suspension of our operations in Ayudhaya, Thailand and expenditures related to recovery from the flooding of our facilities in Ayudhaya. Specifically, we anticipate our cash flow for the quarter ended December 31, 2011, and possibly beyond, to be negative. As a result of the capital purchases associated with our Thailand contingency plans, we anticipate higher than normal capital expenditures in the fourth quarter of 2011, in an amount in the range of $20 to $25 million. We also expect to incur unusual charges and expenses related to the flooding, some of which will be cash charges and expenses. During the next twelve months, we believe our capital expenditures will be approximately $40 to $50 million, principally for machinery and equipment to support our ongoing business around the globe.

On March 3, 2010, our Board of Directors approved the repurchase of up to $100 million of our outstanding common shares (the 2010 Repurchase Program). As of September 30, 2011, we have $38.2 million remaining under the 2010 Repurchase Program to repurchase additional shares. We are under no commitment or obligation to repurchase any particular amount of common shares. We have suspended the repurchase of our common shares due to the significant uncertainty regarding the ultimate financial impact of the flooding in Thailand on our cash flows.

Notwithstanding the foregoing, management believes that our existing cash balances and funds generated from operations will be sufficient to permit us to meet our liquidity requirements over the next twelve months. Management further believes that our ongoing cash flows from operations and any borrowings we may incur under our credit facilities will enable us to meet operating cash requirements in future years. Should we decide to consummate significant acquisition opportunities, our capital needs would increase and could possibly result in our need to increase available borrowings under our revolving credit facility or access public or private debt and equity markets. There can be no assurance, however, that we would be successful in raising additional debt or equity on terms that we would consider acceptable.

CONTRACTUAL OBLIGATIONS

We have certain contractual obligations for operating leases that were summarized in a table of Contractual Obligations in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes to our contractual obligations, outside of the ordinary course of our business, since December 31, 2010.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2011, we did not have any significant off-balance sheet arrangements.

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

We do not use derivative financial instruments for speculative purposes. As of September 30, 2011, we did not have any foreign currency hedges. In the future, significant transactions involving our international operations may cause us to consider engaging in hedging transactions to attempt to mitigate our exposure to fluctuations in foreign exchange rates. These exposures are primarily, but not limited to, vendor payments and intercompany balances in currencies other than the currency in which our foreign operations primarily generate and expend cash. Our international operations in some instances operate in a natural hedge because both operating expenses and a portion of sales are denominated in local currency. Our sales are substantially denominated in U.S. dollars. Our foreign currency cash flows are generated in certain Asian and European countries, Mexico and Brazil.

We are also exposed to market risk in connection with changes in interest rates, a portion of which relates to our invested cash balances. We do not use derivative financial instruments in our investing activities. We place cash and cash equivalents and investments with various major financial institutions. We protect our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by generally investing in investment grade securities. As of September 30, 2011, the outstanding amount in the long-term investment portfolio included $28.1 million (par value) of auction rate securities with an average annual return of approximately 0.35%.

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

PART II—OTHER INFORMATION

Item 1.                 Legal Proceedings

On June 3, 2007, Power Paper, Ltd. (Power Paper), a limited liability company from Israel filed suit against Pemstar Inc. (Pemstar) in U.S. District Court in Minnesota. Pemstar was a Minnesota public company that was acquired by us in January 2007. Power Paper’s claim sought damages of up to $22.8 million based on an alleged breach of contract. The trial, which began on September 12, 2011, resulted in a jury verdict in favor of Pemstar.

In addition to the matter described above, we are involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these other matters will not have a material adverse effect on our consolidated financial position or results of operations.

Item 1A.                 Risk Factors.

The risk factor set forth below is in addition to the risk factors previously set forth in Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Recent severe flooding in Thailand, which has inundated our Ayudhaya, Thailand manufacturing facilities, resulted in the suspension of all production in those facilities, has adversely affected the near-term availability of components from some of our suppliers located in Thailand and will adversely affect our near-term business, results of operations and financial condition.

The recent severe flooding in Thailand, and the suspension of production in our Ayudhaya, Thailand manufacturing facilities, which generated 20-25% of our revenue in 2011, will adversely affect our near-term business, results of operations and financial condition. Material risks and uncertainties we face as a result of flooding in Thailand include the following:

•
Recommencement of Operations. Our ability and the time required to recommence operations following the flooding of our Ayudhaya, Thailand facilities will be affected by the time necessary for the flood waters to recede, the extent of damage to our facilities and equipment caused by the floods, the time required to repair or replace damaged equipment and our ability to access freight lanes and transportation routes. At this time, we anticipate recommencing full operations during the first quarter of 2012. While we are ramping capacity at our other facilities around the world, including our recently restarted facility in Korat, Thailand, the extent of additional capacity we can achieve may be limited by the space available and our ability to extract and transfer equipment to other facilities. Until we are able to recommence production at normal capacity, our costs will be impacted negatively by significant underabsorption of our assets and infrastructure, our production levels will be constrained and our business and results of operations will be adversely affected.

•
Availability of Components. We are also experiencing component shortages from vendors located in several Thailand industrial parks that have already been inundated by the flooding or have been affected by protective plant shut downs. We are working with our suppliers to understand the extent of their capacity constraints, if any, and to find alternative sources for our component materials if required. Additionally, due to supply constraints, the cost of certain component materials may increase, which may adversely affect our results of operations.

•
Recovery and Related Charges and Expenses. We expect to incur charges and expenses related to recovering from the flooding of our Ayudhaya, Thailand facilities and its impact on our operations, including items such as fixed asset impairments, inventory write-downs and charges for restoration and recovery work. The amount of these charges and expenses cannot currently be estimated and is dependent on several factors, including our ability to extract water from our facilities, the extent of damage to our facilities, existing inventories and equipment caused by the flooding, and the time and effort required to restore or replace damaged equipment. The ultimate timing of the incurrence of these charges and expenses is dependent on the time required to complete our recovery efforts and recommence production in Thailand at normal capacity.

•
Insurance. We maintain insurance coverage that provides for reimbursement from losses resulting from flood damage. The magnitude of the flood damage we will incur is dependent on a number of factors, including those described above, and cannot currently be estimated. We also maintain insurance for business interruption losses, and we are currently working with our insurance carrier to determine the amounts we may recover under this policy. We cannot estimate the timing of the receipt of proceeds we will ultimately obtain under our insurance policies, and there may be a substantial delay between our incurrence of losses and our recovery under our insurance policies.

Because the situation in Thailand is still evolving, significant uncertainty remains regarding the ultimate financial impact the flooding will have on our company. Furthermore, if the flooding in Thailand continues, worsens or occurs with greater frequency in the future, disruptions to our facilities could continue over an extended  period of time, restrict our ability to obtain required components from our Thailand suppliers, impair our ability to meet our customers’ production requirements, cause cancellations of customer orders and reduce demand for our products, which could have a materially adverse affect on our business, results of operations and financial condition.

Item 2.                 Unregistered Sales Of Equity Securities And Use Of Proceeds.

(c)  The following table provides information about the Company repurchases of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the quarter ended September 30, 2011, at a total cost of $53.2 million:

ISSUER PURCHASES OF EQUITY SECURITIES

(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares (or	Dollar Value)
			Units)	of Shares (or
			Purchased as	Units) that
	(a) Total		Part of	May Yet Be
	Number of	(b) Average	Publicly	Purchased
	Shares (or	Price Paid per	Announced	Under the
	Units)	Share (or	Plans or	Plans or
Period	Purchased (1)	Unit) (2)	Programs	Programs (3)
July 1 to 31, 2011	357,500	$16.38	357,500	$60.9	million
August 1 to 31, 2011	1,222,744	$13.61	1,222,744	$44.2	million
September 1 to 30, 2011	455,000	$13.13	455,000	$38.2	million
Total	2,035,244	$13.99	2,035,244

(1) All share repurchases were made on the open market.
(2) Average price paid per share is calculated on a settlement basis and excludes commission.
(3) On March 3, 2010, the Board of Directors of the Company approved the repurchase of up to $100 million of the Company’s outstanding common shares. Share purchases may be made in the open market, in privately negotiated transactions or block transactions, at the discretion of the Company’s management and as market conditions warrant. Purchases will be funded from available cash and may be commenced, suspended or discontinued at any time without prior notice. All shares repurchased through September 30, 2011 were retired. The Company has suspended the repurchase of our common shares due to the significant uncertainty regarding the ultimate financial impact of the flooding in Thailand on its cash flows.

Item 6.                      Exhibits.

10.1
Form of Performance-Based Restricted Stock Unit Award Agreement for use under the 2010 Omnibus Incentive Compensation Plan (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K dated March 2, 2011 filed on March 4, 2011 (Commission file number 1-10560)).

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

*  XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934 and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 8, 2011.

BENCHMARK ELECTRONICS, INC. (Registrant)

By:	/s/ Cary T. Fu
Cary T. Fu
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Donald F. Adam
Donald F. Adam
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

10.1
Form of Performance-Based Restricted Stock Unit Award Agreement for use under the 2010 Omnibus Incentive Compensation Plan (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K dated March 2, 2011 filed on March 4, 2011 (Commission file number 1-10560)).

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

*  XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise is not subject to liability under these sections.