Form 10-K
period 2011-12-31
BENCHMARK ELECTRONICS INC
filed 2012-02-29
CIK 863436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________

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

Yes ☐ No ☑

As of June 30, 2011, the number of outstanding Common Shares was 59,943,294. As of such date, the aggregate market value of the Common Shares held by non-affiliates, based on the closing price of the Common Shares on the New York Stock Exchange on such date, was approximately $975 million.

As of February 24, 2012, there were 57,763,420 Common Shares of Benchmark Electronics, Inc., par value $0.10 per share, outstanding.

Documents Incorporated by Reference:

Portions of the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders (Part III, Items 10-14).

PART I

Item 1. Business

Background

Benchmark Electronics, Inc. (Benchmark), formerly named Electronics, Inc., began operations in 1979 and was incorporated under Texas law in 1981 as a wholly owned subsidiary of Intermedics, Inc., a medical implant manufacturer based in Angleton, Texas. In 1986, Intermedics sold 90% of the outstanding common shares of the Company to Electronic Investors Corp., a corporation formed by Donald E. Nigbor, Steven A. Barton and Cary T. Fu. Mr. Fu is currently serving as our Chairman of the Board. Mr. Fu retired from his position as Chief Executive Officer of the Company on December 31, 2011 and will continue to serve as a director, if reelected, through the 2012 calendar year. In 1988, Electronic Investors Corp. was merged into Benchmark, and in 1990 we completed the initial public offering of our common shares.

General

We are a worldwide provider of integrated electronic manufacturing services. We provide our services to original equipment manufacturers (OEMs) of computers and related products for business enterprises, medical devices, industrial control equipment (which includes equipment for the aerospace and defense industry), testing and instrumentation products, and telecommunication equipment. The services that we provide are commonly referred to as electronics manufacturing services (EMS). We offer our customers comprehensive and integrated design and manufacturing services from initial product design to volume production including direct order fulfillment and post deployment services. Our manufacturing and assembly operations include printed circuit boards and subsystem assembly, box build and systems integration, the process of integrating subsystems and, often, downloading and integrating software, to produce a fully configured product. Our precision technology manufacturing capabilities complement our proven electronic manufacturing expertise by providing further vertical integration of critical mechanical components. These capabilities include precision machining, advanced metal joining, and functional testing for multiple industries including medical, instrumentation, aerospace and semiconductor capital equipment. We also are able to provide specialized engineering services, including product design, printed circuit board layout, prototyping, and test development. We believe that we have developed strengths in the manufacturing process for large, complex, high-density printed circuit boards as well as the ability to manufacture high and low volume products in lower cost regions such as Brazil, China, Malaysia, Mexico, Romania and Thailand.

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

We currently operate a total of 40 surface mount production lines (where electrical components are placed and soldered directly onto printed circuit boards) at our domestic facilities and 93 surface mount production lines at our international facilities. Our worldwide facilities include 1.2 million square feet in our domestic facilities in Alabama, Arizona, California, Minnesota, New Hampshire, North Dakota and Texas; and 1.9 million square feet in our international facilities in Brazil, China, Malaysia, Mexico, the Netherlands, Romania, Singapore and Thailand.

Our capabilities have continued to grow through acquisitions and through internal expansion. In January 2011, we acquired facilities and certain other assets to expand our precision technology capabilities in Penang, Malaysia. In 2009, we added certain precision machining assets and capabilities in Arizona, California and Mexico through a business acquisition, and we leased a larger facility in Brasov, Romania that expanded our manufacturing capability in Eastern Europe. In 2008, we completed the construction of a new building in Suzhou, China and increased our China manufacturing capacity. In January 2007, we acquired Pemstar Inc. (Pemstar), a publicly traded EMS company headquartered in Rochester, Minnesota. This acquisition expanded our customer base and added depth to our engineering and systems integration capabilities. Additionally, we expanded our relationships with certain customers during 2007 and added a new facility in Penang, Malaysia. Our global operations now include 21 facilities in nine countries.

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

Our Industry

The EMS industry experienced rapid change in growth during the 1990s as an increasing number of OEMs outsourced their manufacturing requirements. In mid-2001 and again in late 2008, the industry’s revenue declined as a result of significant cutbacks in its customers’ production requirements, which was consistent with overall global economic downturns. OEMs have continued to turn to outsourcing in order to reduce product cost, achieve accelerated time-to-market and time-to-volume production, access advanced design and manufacturing technologies, improve inventory management and purchasing power, and reduce their capital investment in manufacturing resources. Outsourcing enables OEMs to concentrate on what they believe to be their core strengths, such as new product definition, marketing and sales. In addition, the number of industries serviced by EMS providers and these providers’ market penetration in certain industries has increased in recent years. We believe further growth opportunities exist for EMS providers to penetrate the worldwide electronics markets.

Our Strategy

Our goal is to be the EMS outsourcing provider of choice to leading OEMs in the electronics industry that we perceive from time to time to offer the greatest potential for growth. To meet this goal, we have implemented the following strategies:

•	Maintain and Develop Close, Long-Term Relationships with Customers. Our core strategy is to maintain and establish long-term relationships with leading OEMs in expanding industries by becoming an integral part of our customers’ manufacturing operations. To accomplish this, we work closely with our customers throughout the design, manufacturing and distribution process, and we offer flexible and responsive services. We rely on our local management teams to respond to frequently changing customer design specifications and production requirements, which develops stronger customer relationships.

•	Focus on High-End Products in Growth Industries. EMS providers produce products for a wide range of OEMs in different industries, such as consumer electronics, internet-focused businesses and information technology equipment. The product scope ranges from easy to assemble, low-cost high-volume products targeted for the consumer market to complicated state-of-the-art, mission critical electronic hardware targeted for military, medical and other high-end computer use. Similarly, OEMs’ customers range from consumer-oriented companies that compete primarily on price and redesign their products every year to manufacturers of high-end telecommunications equipment and computer and related products for business enterprises that compete on technology and quality. We currently offer state-of-the-art products for industry leaders who require specialized engineering design and production services, as well as high volume manufacturing capabilities to our customer base. Our ability to offer both of these types of services enables us to expand our business relationships.

•	Deliver Complete High and Low Volume Manufacturing Solutions Globally. We believe OEMs are increasingly requiring a wide range of specialized engineering and manufacturing services from EMS providers in order to reduce costs and accelerate their time-to-market and time-to-volume production. Building on our integrated engineering and manufacturing capabilities, we offer services from initial product design and test to final product assembly and distribution to OEM customers. Our systems integration assembly and direct order fulfillment services allow our customers to reduce product cost and risk of product obsolescence by reducing their total work-in-process and finished goods inventory. These services are available at many of our manufacturing locations. In 2009, we added certain precision machining assets and capabilities to provide precision machining, metal joining and complex electromechanical manufacturing services in Arizona, California and Mexico. In January 2011, we acquired facilities and certain other assets to expand our precision technologies capabilities in Penang, Malaysia. This expansion added sheet metal and frames fabrication services, advanced metal joining and grinding services, along with complex mechanical assembly and machining services to our Asia service offerings. We also offer our customers high volume production in low cost regions of the world, such as Brazil, China, Malaysia, Mexico, Romania and Thailand. These full service capabilities allow us to offer customers the flexibility to move quickly from design and initial product introduction to production and distribution. We offer our customers the opportunity to combine the benefits of low cost manufacturing (for the portions of their products or systems that can benefit from the use of these geographic areas) with the benefits and capabilities of our higher complexity support of systems integration in Asia, Europe or the United States.

•	Leverage Advanced Technological Capabilities. In addition to traditional strengths in manufacturing large, complex high-density printed circuit boards and systems, we offer customers specialized and tailored advanced design, technology and manufacturing solutions for their primary products. We provide this engineering expertise through our design capabilities at our design centers and our advanced technology process development in each of our facilities. We believe our capabilities help our customers utilize cutting edge technologies to improve product performance and reduce costs.

•	Continue to Seek Cost Savings and Efficiency Improvements. We seek to optimize all of our facilities to provide cost-efficient services for our customers. This is done through our culture of continuous improvement, sharing best practices and implementing lean principles. We also provide operations in lower cost locations to further offer cost saving solutions to our customers. These sites include Brazil, China, Malaysia, Mexico, Romania and Thailand, and we continue to expand our presence and footprint in these lower cost locations as appropriate to meet the needs of our customers.

•	Continue Our Global Expansion. A network of strategically positioned facilities can reduce costs, simplify and shorten an OEM’s supply chain and provide regional solutions thus reducing the time it takes to bring product to market. We are committed to geographic expansion in order to support our customers with cost-effective and timely delivery of quality products and services worldwide. Our ongoing acquisition of facilities has in recent years expanded our presence globally to include Malaysia, Romania and the Netherlands. These added sites provide a global manufacturing solution to our customers through our 21 facilities in nine countries located in Brazil, China, Malaysia, Mexico, the Netherlands, Romania, Singapore, Thailand and the United States.

•	Pursue Strategic Acquisitions. Our capabilities have continued to grow through acquisitions and we will continue to selectively seek acquisition opportunities. Our acquisitions have enhanced our business in the following ways:

-	expanded geographic presence;
-	enhanced customer growth opportunities;
-	developed strategic relationships;
-	broadened service offerings;
-	provided vertical solutions;
-	diversified into new market sectors; and
-	added experienced management teams.

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

Manufacturing and Fulfillment Solutions

As OEMs seek to provide greater functionality in smaller products, they increasingly require more sophisticated manufacturing technologies and processes. Our investment in advanced manufacturing equipment and process development as well as our experience in innovative packaging and interconnect technologies enable us to offer a variety of advanced manufacturing solutions. These packaging and interconnect technologies include:

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

Precision Electromechanical Assembly and Test. We offer a full spectrum of precision subsystem and system integration services. These services include assembly, configuration and test of complex computers and related products for business enterprises, medical devices, industrial control equipment (which includes equipment for the aerospace and defense industry), testing and instrumentation products, and telecommunication equipment. We design, develop and build product specific manufacturing processes utilizing manual, mechanized or fully automated lines to meet our customers’ product volume and quality requirements. All of our assembly and test processes are developed according to customer specifications and replicated within our facilities. Product life cycle testing services are provided such as Ongoing Reliability Testing where units are continuously cycled for extended testing while monitoring for early life failures.

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

Direct Order Fulfillment. We provide direct order fulfillment for certain of our OEM customers. Direct order fulfillment involves receiving customer orders, configuring products to quickly fill the orders and delivering the products either to the OEM, a distribution channel or directly to the end customer. We manage our direct order fulfillment processes using a core set of common systems and processes that receive order information from the customer and provide comprehensive supply chain management, including procurement and production planning. These systems and processes enable us to process orders for multiple system configurations and varying production quantities, including single units. Our direct order fulfillment services include build-to-order (BTO) and configure-to-order (CTO) capabilities. BTO involves building a complete system in real-time to a highly customized configuration ordered by the OEM customer. CTO involves configuring systems to an end customer’s specifications at the time the product is ordered. The end customer typically places this order by choosing from a variety of possible system configurations and options. We are capable of meeting a 2 to 24 hour turnaround time for BTO and CTO. We support our direct order fulfillment services with logistics that include delivery of parts and assemblies to the final assembly site, distribution and shipment of finished systems, and processing of customer returns.

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

We also provide our customers with a comprehensive set of manufacturing technologies and solutions which include:

•	Pin Thru Hole;
•	Surface Mount Technology;
•	Fine Pitch;
•	Ball Grid Array;
•	Part on Part;
•	Flip Chip;
•	Chip On Board/Wire Bonding;
•	In-Circuit Test;
•	Board Level Functional Test; and
•	Stress Testing.

We also provide specialized solutions in support of our customers’ components, products and systems which include:

•	Adhesives;
•	Conformal Coating;
•	Ultrasonic Welding;
•	Splicing and Connectorization for Optical Applications;
•	Hybrid Optical/Electrical Printed Circuit Board Assembly and Test; and
•	Sub-Micron Alignment of Optical Sub-Assemblies.

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

Precision Technologies. We provide precision machining, metal joining and complex electromechanical manufacturing services and utilize the following precision technologies:

•	Complex Small / Medium / Large Computer Numerical Controlled Machining;
•	Precision Multi-Axis Grinding of Aerospace Engine Blades, Vanes and Nozzles;
•	Precision Grinding of Mass Spectrometer Components;
•	Sinker Electrical Discharge Machining;
•	Turnkey Precision Clean Room Module Assembly and Functional Test;
•	Major Electromechanical Sub Assembly;
•	Laser Welding; and
•	Advanced Metal Joining.

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

Our key customer accounts are supported by a dedicated team, including a global account manager who is directly responsible for account management. Global account managers coordinate activities across divisions to effectively satisfy customer requirements and have direct access to our executive management to quickly address customer concerns. Local customer account teams further support the global teams and are linked by a comprehensive communications and information management infrastructure. In addition, our executive management is heavily involved in customer relations and devote significant attention to broadening existing and developing new customer relationships.

The following table sets forth the percentages of our sales by industry for 2011, 2010 and 2009.

	2011	2010	2009

Computers and related products for business enterprises	29%	32%	39%
Industrial control equipment	29	25	20
Telecommunication equipment	23	23	23
Testing and instrumentation products	10	10	4
Medical devices	9	10	14

Historically, a substantial percentage of our sales have been made to a small number of customers. Sales to our ten largest customers represented 53%, 47% and 52% of our sales in 2011, 2010 and 2009, respectively. In 2011, sales to International Business Machines Corporation represented 14% of our sales. The loss of a major customer, if not replaced, would adversely affect us. Our future sales are dependent on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on us.

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

Backlog

We had sales backlog of approximately $1.6 billion at December 31, 2011, as compared to the 2010 year-end backlog of $1.5 billion. Backlog consists of purchase orders received, including, in some instances, forecast requirements released for production under customer contracts. Although we expect to fill substantially all of our year-end backlog during 2012, we currently do not have long-term agreements with all of our customers and customer orders can be canceled, changed or delayed. The timely replacement of canceled, changed or delayed orders with orders from new customers cannot be assured, nor can there be any assurance that any of our current customers will continue to utilize our services. Because of these factors, our backlog is not a meaningful indicator of future financial results.

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

Employees

As of December 31, 2011, we employed 9,985 people, of whom 7,438 were engaged in manufacturing and operations, 1,299 in materials control and procurement, 467 in design and development, 286 in marketing and sales, and 495 in administration. None of our domestic employees are represented by a labor union. In certain international locations, our employees are represented by labor unions and by works councils. Some European countries also often have mandatory legal provisions regarding terms of employment, severance compensation and other conditions of employment that are more restrictive than U.S. laws. We have never experienced a strike or similar work stoppage and we believe that our employee relations are satisfactory.

Segments and International Operations

We have manufacturing facilities in the Americas, Asia and Europe regions to serve our customers. Benchmark is operated and managed geographically and management evaluates performance and allocates resources on a geographic basis. We currently operate outside the United States in Brazil, China, Malaysia, Mexico, the Netherlands, Romania, Singapore and Thailand. During 2011, 2010 and 2009, 51%, 48% and 47%, respectively, of our sales were from our international operations. As a result of customer demand overseas, we expect foreign sales to increase. Our foreign sales and operations are subject to risk of doing business abroad, including fluctuations in the value of currency, export duties, import controls and trade barriers, including stoppages, longer payment cycles, burdens of complying with a wide variety of foreign laws and, in certain parts of the world, political instability. Additionally, some of our operations are in developing countries. Certain events, including natural disasters, can impact the infrastructure of a developing country more severely than they would impact the infrastructure of a developed country. A developing country can also take longer to recover from such events, which could lead to delays in our ability to resume full operations. There can be no assurances that there will not be an adverse impact on our results of operations in the future. See Item 1A for factors pertaining to our international sales and fluctuations in the exchange rates of foreign currency and for further discussion of potential adverse effects in operating results associated with the risks of doing business abroad. See Note 9 and Note 13 of Notes to Consolidated Financial Statements in Item 8 of this report for segment and geographical information.

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

Item 1A. Risk Factors

Recent severe flooding in Thailand, which impacted our Ayudhaya manufacturing facilities, resulted in the suspension of all production in those facilities and adversely affected our business, results of operations and financial condition.

Our manufacturing facilities in Ayudhaya, Thailand generated approximately 24% of our revenue in first nine months of 2011. The recent severe flooding in Thailand, and the October 13, 2011 suspension of production in our Ayudhaya manufacturing facilities, adversely affected our business, results of operations and financial condition in the fourth quarter of 2011 and such adverse affects will continue at least in the near-term. We face material risks and uncertainties as a result of the flooding, including those in the following areas:

•	Recommencement and Continuance of Full Operations. Our Ayudhaya manufacturing facilities restarted partial operations on December 21, 2011. At this time, we anticipate the facilities returning to full operations by the end of the first quarter of 2012. While we are restoring production capacity in Thailand, including at our recently restarted facility in Korat, Thailand, the extent of additional manufacturing we can achieve may be limited by our ability to attract and retain customers for these operations. Our profitability will be adversely impacted by significant underabsorption of our assets and infrastructure, any further delay in the commencement back to full operations in Ayudhaya and the inefficiencies resulting from operating facilities in both Korat and Ayudhaya.

•	Availability of Components. We are also experiencing component shortages from suppliers located in several Thailand industrial parks that were impacted by the flood. We are working with our suppliers to find alternative sources for our component materials, if required. Additionally, due to supply constraints, the cost of certain component materials may increase, which may adversely affect our results of operations.

•	Recovery and Related Charges and Expenses. We have incurred and expect to incur charges and expenses related to recovering from the flooding of our Ayudhaya facilities and its impact on our operations, including items such as damages to fixed assets and inventory and charges for restoration and recovery work. The timing of the incurrence of these charges and expenses is dependent on the time required to complete our recovery efforts and recommence production in Thailand at normal capacity.

•	Insurance. We maintain insurance coverage that provides for reimbursement from certain losses resulting from flood damage. We also maintain insurance for business interruption losses, and we are currently working with our insurance carrier to determine the amounts we may recover under our policies. We cannot estimate the timing of the receipt of insurance proceeds we will ultimately realize, and there may be a substantial delay between our incurrence of losses and our recovery under our insurance policies.

Because the situation in Thailand is still evolving, significant uncertainty remains regarding the full financial impact that the flooding will have on us. Furthermore, if flooding in the region recurs, disruptions to our facilities could continue over an extended period of time, restrict our ability to obtain components from our Thailand suppliers, impair our ability to meet our customers’ production requirements, cause cancellations of customer orders and reduce demand for our services, which could have a materially adverse affect on our business, results of operations and financial condition.

Adverse market conditions in the electronics industry could reduce our future sales and earnings per share.

There was an erosion of global consumer confidence amidst concerns over declining asset values, inflation, volatility in energy costs, geopolitical issues, the availability and cost of credit, rising unemployment, and the stability and solvency of financial institutions, financial markets, businesses, and sovereign nations. These concerns slowed global economic growth and have resulted in recessions in many countries, including in the United States, Europe and certain countries in Asia over the past several years. Even though we have seen signs of an overall economic recovery, such recovery may be weak and/or short-lived and recessionary conditions may return. If any of these potential negative economic conditions occur, they may result in lower spending by businesses in the future, which in turn may affect demand for our customers’ products and thus adversely affect our sales. Consequently, our past operating results, earnings and cash flows may not be indicative of our future operating results, earnings and cash flows.

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

Substantially all of our sales are derived from manufacturing services in which we purchase components specified by our customers. In the past, supply shortages have substantially curtailed production of all assemblies using a particular component and industry-wide shortages of electronic components, particularly of memory and logic devices, have occurred. In addition, the March 2011 earthquake and tsunami in Japan disrupted the global supply chain for certain components manufactured in Japan that are incorporated in the products we manufacture, and the flooding in Thailand during the fourth quarter of 2011 had a similar impact. If shortages of these components occur or if components received are defective, we may be forced to delay shipments, which could have an adverse effect on our profit margins. Also, because of the continued increase in demand for surface mount components, we anticipate component shortages and longer lead times for certain components to occur from time to time. Also, we may bear the risk of component price increases that occur between periodic re-pricings of product during the term of a customer contract. Accordingly, certain component price increases could adversely affect our gross profit margins.

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

Historically, a substantial percentage of our sales have been made to a small number of customers. The loss of a major customer, if not replaced, would adversely affect us. Sales to our ten largest customers represented 53%, 47% and 52% of our sales in 2011, 2010 and 2009, respectively. In 2011, sales to International Business Machines Corporation represented 14% of our sales. Our future sales are dependent on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on us.

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

We currently operate outside the United States in Brazil, China, Malaysia, Mexico, the Netherlands, Romania, Singapore and Thailand. During 2011, 2010 and 2009, 51%, 48% and 47%, respectively, of our sales were from our international operations. These international operations may be subject to a number of risks, including:

•	difficulties in staffing and managing foreign operations;
•	coordinating communications and logistics across geographic distances and multiple time zones;
•	less flexible employee relationships which can be difficult and expensive to terminate;
•	political and economic instability (including acts of terrorism and outbreaks of war), which could impact our ability to ship and/or receive product;
•	unexpected changes in regulatory requirements and laws;
•	changes in government policies, which could impact our business;
•	longer customer payment cycles and difficulty collecting accounts receivable;
•	export duties, import controls and trade barriers (including quotas);
•	governmental restrictions on the transfer of funds;
•	risk of governmental expropriation of our property;
•	burdens of complying with a wide variety of foreign laws and labor practices;
•	fluctuations in currency exchange rates, which could affect component costs, local payroll, utility and other expenses; and
•	inability to utilize net operating losses incurred by our foreign operations to reduce our U.S. income taxes.

In addition, several of the countries where we operate have emerging or developing economies, which may be subject to greater currency volatility, negative growth, high inflation, limited availability of foreign exchange and other risks. Additionally, some of our operations are in developing countries. Certain events, including natural disasters, can impact the infrastructure of a developing country more severely than they would impact the infrastructure of a developed country. A developing country can also take longer to recover from such events, which could lead to delays in our ability to resume full operations. These factors may harm our results of operations, and any measures that we may implement to reduce the effect of volatile currencies and other risks of our international operations may not be effective. In our experience, entry into new international markets requires considerable management time as well as start-up expenses for market development, hiring and establishing office facilities before any significant revenues are generated. As a result, initial operations in a new market may operate at low margins or may be unprofitable.

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

Another significant legal risk resulting from our international operations is compliance with the U.S. Foreign Corrupt Practices Act (FCPA). In many foreign countries, particularly in those with developing economies, it may be a local custom that businesses operating in such countries engage in business practices that are prohibited by the FCPA or other U.S. laws and regulations. Although we have implemented policies and procedures designed to cause compliance with the FCPA and similar laws, there can be no assurance that all of our employees, and agents, as well as those companies to which we outsource certain of our business operations, will not take actions in violation of our policies. Any such violation, even if prohibited by our policies, could have a material adverse effect on our business.

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

We may experience fluctuations in quarterly results.

Our quarterly results may vary significantly depending on various factors, many of which are beyond our control. These factors include:

•	the volume of customer orders relative to our capacity;
•	customer introduction and market acceptance of new products;
•	changes in demand for customer products;
•	pricing and other competitive pressures;
•	the timing of our expenditures in anticipation of future orders;
•	our effectiveness in managing manufacturing processes;
•	changes in cost and availability of labor and components;
•	changes in our product mix;
•	changes in political and economic conditions; and
•	local factors and events that may affect our production volume, such as local holidays or natural disasters.

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

As of December 31, 2011, we held $28.0 million (par value) of auction rate securities, classified as long-term investments, whose underlying assets were in guaranteed student loans backed by a U. S. Government agency and municipal issue bonds. These investments are of a high credit quality with a majority having AAA type credit ratings because of the government agency guarantee and other insurance. Auction rate securities are adjustable rate debt instruments whose interest rates were intended to reset every 7 to 35 days through an auction process. Overall changes in the global credit and capital markets led to failed auctions for these securities beginning in early 2008. These failed auctions, in addition to overall global economic conditions, impacted the liquidity of these investments and resulted in our continuing to hold these securities beyond their typical auction reset dates. The market for these types of securities remains illiquid as of December 31, 2011. As a result, our ability to liquidate and fully recover the carrying value of our adjustable rate securities in the near term may be limited or not exist. If the issuers of these adjustable rate securities are unable to successfully close future auctions or their credit quality deteriorates, we may in the future be required to record an impairment charge on these investments. We may be required to wait until market stability is restored for these instruments or until the final maturity of the underlying notes (up to 40 years) to realize our investments’ recorded value. As of December 31, 2011, we had $3.3 million of unrealized losses on these securities that is recorded in other comprehensive loss. We estimated the fair value of each security using Level 3 inputs with the assistance of an independent valuation firm. We have not to date incurred any payment defaults on any maturing auction rate securities we hold.

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

In cases where the evidence suggests a customer may not be able to satisfy its obligation to us, we set up reserves in an amount we determine appropriate for the perceived risk. There can be no assurance that our reserves will be adequate to meet this risk. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional receivable and inventory reserves may be required and restructuring charges may be incurred.

We may be affected by consolidation in the electronics industry, which could create increased pricing and competitive pressures on our business.

Consolidation in the electronics industry could result in an increase in excess manufacturing capacity as companies seek to close plants or take other steps to increase efficiencies and realize synergies of mergers. The availability of excess manufacturing capacity could create increased pricing and competitive pressures for the EMS industry as a whole and our business in particular. In addition, consolidation could also result in an increasing number of very large electronics companies offering products in multiple sectors of the electronics industry. The growth of these large companies, with significant purchasing and marketing power, could also result in increased pricing and competitive pressures for us. Accordingly, industry consolidation could harm our business. We may need to increase our efficiencies to compete and may incur additional restructuring charges.

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

Several countries in which we are located allow for tax holidays or provide other tax incentives to attract and retain business. We have obtained holidays or other incentives where available. Our taxes could increase if certain tax holidays or incentives are retracted, or if they are not renewed upon expiration, or tax rates applicable to us in such jurisdictions are otherwise increased. In addition, further acquisitions may cause our effective tax rate to increase. Given the scope of our international operations and our international tax arrangements, proposed changes to the manner in which U.S. based multinational companies are taxed in the U.S. could have a material impact on our financial results and competitiveness.

We are exposed to intangible asset risk; our goodwill may become further impaired.

We have recorded intangible assets, including goodwill, in connection with business acquisitions. We are required to perform goodwill and intangible asset impairment tests at least on an annual basis and whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. Our annual goodwill impairment analysis in the fourth quarter of 2008 indicated there was an impairment of goodwill in two of our reporting segments, the Americas and Europe, primarily due to a decline in our market capitalization and market turmoil. Accordingly, we recorded a non-cash impairment charge in the fourth quarter of 2008 totaling $247.5 million. A further significant and sustained decline in our market capitalization could result in material charges in future periods that could be adverse to our operating results and financial position. As of December 31, 2011, we had $37.9 million in goodwill and $13.9 million of identifiable intangible assets. See Note 1(h) to the consolidated financial statements in Item 8 of this report.

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

We depend significantly on our executive officers and other key personnel. The unexpected loss of the services of any one of these executive officers or other key personnel would have an adverse effect on us.

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

Our shareholder rights plan, as amended, provisions of our amended and restated articles of incorporation, as amended, and the Texas Business Corporation Act may delay, inhibit or prevent someone from gaining control of our company through a tender offer, business combination, proxy contest or some other method. These provisions include:

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

In addition, some of our facilities possess certifications necessary to work on specialized products that our other locations lack. If work is disrupted at one of these facilities, it may be impractical, or we may be unable, to transfer such specialized work to another facility without significant costs and delays. Thus, any disruption in operations at a facility possessing specialized certifications could adversely affect our ability to provide products and services to our customers, and thus negatively affect our relationships and financial results.

We may be exposed to interest rate fluctuations.

We will have exposure to interest rate risk under our variable rate revolving credit facilities to the extent we incur indebtedness under such facilities. These facilities’ interest rates are based on the spread over the bank’s prime rate or LIBOR. We are also exposed to interest rate risk on our invested cash balances.

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

Finally, corporate governance, public disclosure and compliance practices continue to evolve based upon continuing legislative action, agency rulemaking and stockholder advisory group policies. As a result, the number of rules and regulations applicable to us may increase, which would also increase our legal and financial compliance costs and the amount of time management must devote to compliance activities. For example, as a result of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC was required to issue proposed rules requiring disclosure of the extent to which we use certain minerals in the production of our products. Increasing regulatory burdens could also make it more difficult for us to attract and retain members of our board of directors, particularly to serve on our audit committee, and executive officers in light of an increase in actual or perceived workload and liability for serving in such positions.

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

The following chart summarizes our principal manufacturing facilities owned or leased by Benchmark and its subsidiaries:

Location	Sq. Ft.	Ownership

Almelo, the Netherlands	132,000	Leased
Angleton, Texas	110,000	Owned
Ayudhaya, Thailand	281,000	Owned
Ayudhaya, Thailand	224,000	Owned
Brasov, Romania	131,000	Leased
Campinas, Brazil	49,000	Leased
Concord, California	77,000	Leased
Dunseith, North Dakota	45,000	Owned
Dunseith, North Dakota	51,000	Leased
Freemont, California	52,000	Leased
Guadalajara, Mexico	214,000	Leased
Guaymas, Mexico	52,000	Leased
Huntsville, Alabama	180,000	Owned
Korat, Thailand	126,000	Owned
Nashua, New Hampshire	154,000	Leased
Penang, Malaysia	103,000	Owned
Penang, Malaysia	190,000	Owned
Rochester, Minnesota	250,000	Leased
Suzhou, China	327,000	Owned
Singapore	72,000	Leased
Tempe, Arizona	52,000	Leased
Winona, Minnesota	181,000	Owned

Total	3,053,000

We lease other facilities with a total of 13,000 sq. ft. that house individuals that provide engineering and procurement services. We also own facilities with a total of 366,000 sq. ft. and lease facilities with a total of 125,000 sq. ft. that are currently not in operation.

Item 3. Legal Proceedings

We are involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common shares are listed on the New York Stock Exchange under the symbol “BHE.” The following table shows the high and low sales prices for our common shares as reported on the New York Stock Exchange for the quarters (or portions thereof) indicated.

	High	Low

2012
First quarter (through February 24, 2012)	$18.87	$13.65
2011
Fourth quarter	$15.54	$12.01
Third quarter	$17.04	$12.03
Second quarter	$19.21	$15.21
First quarter	$20.24	$17.18
2010
Fourth quarter	$18.40	$15.89
Third quarter	$17.85	$13.91
Second quarter	$22.82	$15.80
First quarter	$22.02	$17.67

The last reported sale price of our common shares on February 24, 2012, as reported by the New York Stock Exchange, was $17.10. There were approximately 874 record holders of our common shares as of February 24, 2012.

We have not paid any cash dividends on our common shares in the past. In addition, our credit facility includes restrictions on the amount of dividends we may pay to shareholders. We currently expect to retain future earnings for use in the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

The following table provides information about the Company’s repurchases of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the quarter ended December 31, 2011, at a total cost of $3.1 million:

(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares (or	Dollar Value)
			Units)	of Shares (or
			Purchased as	Units) that
	(a) Total		Part of	May Yet Be
	Number of	(b) Average	Publicly	Purchased
	Shares (or	Price Paid per	Announced	Under the
	Units)	Share (or	Plans or	Plans or
Period	Purchased (1)	Unit) (2)	Programs	Programs (3)

October 1 to 31, 2011	162,794	$13.54	162,794	$36.0 million
November 1 to 30, 2011	—	—	—	$36.0 million
December 1 to 31, 2011	65,000	$13.59	65,000	$35.1 million

Total	227,794	$13.55	227,794

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

During the year ended December 31, 2011, the Company repurchased a total of 3.7 million common shares for $56.3 million at an average price of $15.13 per share. All share purchases were made in the open market and the shares repurchased through December 31, 2011 were retired.

Performance Graph

The following Performance Graph compares the cumulative total shareholder return on our common shares for the five-year period commencing December 31, 2006 and ending December 31, 2011, with the cumulative total return of the Standard & Poor’s 500 Stock Index (which does not include Benchmark), and the Peer Group Index, which is composed of Celestica Inc., Suntron Corp, Flextronics International, Ltd., Jabil Circuit, Inc., Plexus Corp and Sanmina-SCI Corp. Dividend reinvestment has been assumed.

	Dec-06	Dec-07	Dec-08	Dec-09	Dec-10	Dec-11

Benchmark Electronics, Inc.	$100.00	$72.80	$52.40	$77.60	$74.50	$55.30
Peer Group	$100.00	$84.80	$28.60	$72.50	$79.00	$65.10
S&P500	$100.00	$103.50	$63.70	$78.60	$88.70	$88.70

NOTES: Assumes $100 invested on December 31, 2006 in Benchmark Electronics, Inc. Common Shares, in the S&P 500, and in the Peer Group Index. Reflects month-end dividend reinvestment, and annual reweighting of the Peer Group Index portfolios.

Item 6. Selected Financial Data

	Year Ended December 31,
(in thousands, except per share data)	2011	2010(1)	2009(1)	2008	2007

Selected Statements of Income (Loss) Data
Sales	$2,253,030	$2,402,143	$2,089,253	$2,590,167	$2,915,919
Cost of sales	2,114,195	2,214,728	1,943,188	2,414,231	2,717,425

Gross profit	138,835	187,415	146,065	175,936	198,494
Selling, general and administrative expenses	89,665	92,245	85,500	92,154	96,614
Restructuring charges and integration costs (2)	4,515	6,724	8,264	2,780	11,581
Thailand flood related charges, net of insurance (3)	3,362	—	—	—	—
Goodwill impairment (4)	—	—	—	247,482	—

Income (loss) from operations	41,293	88,446	52,301	(166,480)	90,299
Interest expense	(1,327)	(1,362)	(1,399)	(1,455)	(2,183)
Interest income	1,768	1,621	2,210	8,675	11,217
Other income (expense)	(602)	(1,689)	(1,705)	1,772	693
Income tax expense (benefit) (5)	(10,827)	7,258	(1,974)	(21,856)	7,670

Net income (loss)	$51,959	$79,758	$53,381	$(135,632)	$92,356

Earnings (loss) per share: (6)
Basic	$0.88	$1.28	$0.82	$(2.02)	$1.28
Diluted	$0.87	$1.27	$0.82	$(2.02)	$1.27

Weighted-average number of shares outstanding:
Basic	59,284	62,141	64,758	67,060	72,061
Diluted	59,773	62,692	65,116	67,060	72,829

	December 31,
(in thousands)	2011	2010(1)	2009(1)	2008	2007

Selected Balance Sheet Data
Working capital	$849,051	$891,637	$852,896	$813,035	$870,003
Total assets	1,499,998	1,477,068	1,465,206	1,433,040	1,748,864
Total debt	11,019	11,381	11,681	11,939	12,526
Shareholders’ equity	$1,115,748	$1,119,225	$1,090,389	$1,050,574	$1,283,367

(1)	See Note 1(q) to the Consolidated Financial Statements for a discussion of the correction of an immaterial error related to costs incorrectly capitalized to inventory and accounting for consigned inventory.
(2)	See Note 16 to the Consolidated Financial Statements for a discussion of the restructuring charges and integration costs occurring in 2011, 2010 and 2009. During 2008 and 2007, the Company recognized restructuring charges totaling $2.8 million and $11.6 million related to reductions in workforce and the resizing and closure of certain facilities.
(3)	See Note 16 to the Consolidated Financial Statements for a discussion of Thailand flood related charges, net of insurance.
(4)	During the fourth quarter of 2008, the Company recorded a non-cash goodwill impairment charge totaling $247.5 million.
(5)	See Note 9 to the Consolidated Financial Statements for a discussion of income taxes. During the third quarter of 2008, the Company recorded a $3.4 million discrete tax benefit related to a previously closed facility. During the third quarter of 2007, the Company recorded a $6.5 million discrete tax benefit related to a previously closed facility.
(6)	See Note 1(j) to the Consolidated Financial Statements for the basis of computing earnings (loss) per share.

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

OVERVIEW

We are a worldwide provider of integrated electronic manufacturing services. We provide our services to original equipment manufacturers (OEMs) of computers and related products for business enterprises, medical devices, industrial control equipment (which includes equipment for the aerospace and defense industry), testing and instrumentation products, and telecommunication equipment. The services that we provide are commonly referred to as electronics manufacturing services (EMS). We offer our customers comprehensive and integrated design and manufacturing services from initial product design to volume production including direct order fulfillment and post deployment services. Our manufacturing and assembly operations include printed circuit boards and subsystem assembly, box build and systems integration, the process of integrating subsystems and, often, downloading and integrating software, to produce a fully configured product. Our recently added precision technology manufacturing capabilities complement our proven electronic manufacturing expertise by providing further vertical integration of critical mechanical components. These capabilities include precision machining, advanced metal joining, and functional testing for multiple industries including medical, instrumentation, aerospace and semiconductor capital equipment. We also are able to provide specialized engineering services, including product design, printed circuit board layout, prototyping, and test development. We believe that we have developed strengths in the manufacturing process for large, complex, high-density printed circuit boards as well as the ability to manufacture high and low volume products in lower cost regions such as Brazil, China, Malaysia, Mexico, Romania and Thailand.

During the past several years, we have made the necessary changes to align our business operations with our customers’ demand. These changes include, among other activities, moving production between facilities, reducing staff levels, realigning our business processes and reorganizing our management. During the year ended December 31, 2011, 2010 and 2009, the Company recognized $4.5 million, $6.7 million and $8.3 million (pre-tax) of restructuring charges, primarily related to the closure of facilities, capacity reductions and costs associated with involuntary termination of employees in connection with reductions in workforce of certain facilities worldwide.

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

We recognize revenue from the sale of manufactured products built to customer specifications and excess inventory when title and risk of ownership have passed, the price to the buyer is fixed and determinable and collectibility is reasonably assured, which generally is when the goods are shipped. Revenue from design, development and engineering services is recognized when the services are performed and collectibility is reasonably certain. Such services provided under fixed price contracts are accounted for using the percentage of completion method. We generally assume no significant obligations after product shipment as we typically warrant workmanship only. Therefore, our warranty provisions are generally not significant.

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

Severe Flooding in Thailand and Suspension of Thailand Operations

Our facilities in Ayudhaya, Thailand were flooded and remained closed from October 13, 2011 to December 20, 2011. As a result of the flooding and temporary closing of our facilities, we recognized estimated property losses of $46.2 million and incurred $13.4 million of flood related costs in 2011. We carry property and business interruption insurance that we believe is appropriate and adequate for this situation. Our combined limit for real and personal property as well as business interruption insurance is approximately $300 million. As such, we have recorded estimated recoveries from insurance for these property losses and flood related costs totaling $56.2 million.

As of December 31, 2011, Thailand flood related charges, net of insurance recoveries, were as follows (in thousands):

Inventory losses	$39,919
Property, plant and equipment losses	6,233
Other flood related costs	13,362

59,514
Estimated insurance recoveries recorded in prepaid expenses and other assets	(56,152)

$3,362

The Ayudhaya, Thailand facilities are among our largest, generating approximately 24% of our revenue in the first nine months of 2011. As a result, the impact on revenue and operations was significant in the fourth quarter of 2011 and will be significant for the next several fiscal quarters. We are managing the situation on an on-going basis and are working to mitigate the impact to us and our customers.

We and our customers implemented contingency and recovery plans as a result of the flood to help enable us to meet customer needs. As part of those plans, we restarted production at our Korat, Thailand facility in November 2011, and we shifted production from our Ayudhaya facilities to our various other sites around the globe. As a result of the capital purchases associated with our contingency and recovery plans, we incurred approximately $10 million in capital expenditures in the fourth quarter of 2011 and expect to incur up to $25 million in the first half of 2012.

Summary of 2011 Results

Sales for the year ended December 31, 2011 decreased 6% to $2.3 billion compared to $2.4 billion in 2010. This decrease is primarily due to reduced demand from customers in addition to the Thailand flood. During the year ended December 31, 2011, sales to customers in the medical devices industry, testing and instrumentation industry, computers and related products for business enterprises industry, and telecommunication equipment industry decreased 16%, 15%, 13% and 3%, respectively, from 2010. These decreases were partially offset by an 8% increase in sales to customers in the industrial control equipment industry during the same period.

Our future sales are dependent on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on us. A substantial percentage of our sales have been made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. Sales to our ten largest customers represented 53% and 47% of our sales in 2011 and 2010, respectively. In 2011, sales to International Business Machines Corporation represented 14% of our sales. No one customer represented 10% or more of our sales in 2010.

Our gross profit as a percentage of sales decreased to 6.2% for the year ended December 31, 2011 from 7.8% in the same period of 2010 primarily due to lower sales volumes, product mix, new program ramp costs and capacity expansion costs, primarily in Asia, in addition to the impact of the Thailand flooding. We experience fluctuations in gross profit from period to period. Different programs contribute different gross profits depending on factors such as the types of services involved, location of production, size of the program, complexity of the product and level of material costs associated with the various products. Moreover, new programs can contribute relatively less to our gross profit in their early stages when manufacturing volumes are usually lower, resulting in inefficiencies and unabsorbed manufacturing overhead costs. In addition, a number of our new and higher volume programs remain subject to competitive constraints that could exert downward pressure on our margins. During periods of low production volume, we generally have idle capacity and reduced gross profit.

We have undertaken initiatives to restructure our business operations with the intention of improving utilization and realizing cost savings in the future. During the year ended December 31, 2011, the Company recognized $4.5 million (pre-tax) of restructuring charges, primarily related to capacity reduction and reductions in workforce of certain facilities worldwide, primarily in Europe in connection with the closure of the Dublin, Ireland facility.

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

Inventory obsolescence reserve

We purchase inventory based on forecasted demand and record inventory at the lower of cost or market. We reserve for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and estimated market value based on assumptions of future demands and market conditions. We evaluate our inventory valuation on a quarterly basis based on current and forecasted usage and the latest forecasts of product demand and production requirements from our customers. Customers frequently make changes to their forecasts, requiring us to make changes to our inventory purchases, commitments, and production scheduling and may require us to cancel open purchase commitments with our vendors. This process may lead to on-hand inventory quantities and on-order purchase commitments that are in excess of our customers’ revised needs, or parts that become obsolete before use in production. In addition, shifting production from Ayudhaya, Thailand to Korat, Thailand and various other sites around the globe as a result of the severe flooding in Thailand may lead to on-hand inventory quantities in excess of our customers’ needs. We record inventory reserves on excess and obsolete inventory. These reserves are established on inventory which we have determined our customers are not responsible for or on inventory which we believe our customers will be unable to fulfill their obligation to ultimately purchase. If actual market conditions are less favorable than those we projected, additional inventory write-downs may be required.

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

During 2011, we evaluated the recoverability of our deferred tax assets using the criteria described above and concluded that our projected future taxable income in the U.S. is sufficient to utilize additional net operating loss carryforwards and other deferred tax assets. As a result, we reduced our valuation allowance by $19.1 million in the U.S. and, at the same time, decreased our valuation allowance by $1.5 million in foreign jurisdictions.

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

Our subsidiary in Thailand has filed for a refund of $8.2 million of previously paid income taxes, which is included in other assets. The Thailand tax authorities are currently conducting an examination of the applicable filings. During the third quarter of 2011, we recorded a reserve for uncertain tax benefits of $7.1 million against this receivable.

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

Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss would be recognized to the extent that the carrying amount exceeds the asset’s fair value. Goodwill is measured at the reporting unit level, which we have determined to be consistent with our operating segments as defined in Note 13 to the Consolidated Financial Statements in Item 8 of this report, by determining the fair values of the reporting units and comparing those fair values to the carrying values, including goodwill, of the reporting unit. We determined the fair value of our reporting units, with the assistance of an independent valuation firm, based upon a combination of the income approach (discounted cash flow method) and market approach (market comparable model) methodologies. In concluding on the fair value estimates of our reporting units in 2011, 2010 and 2009, the income approach was given a 75% weighting and the market approach was given a 25% weighting based on the quality and suitability of information available in performing the income approach, relative to the market approach.

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

Under the market approach, the value of our reporting units was estimated by comparing it to publicly-traded firms in similar lines of business and geographic markets. The market approach takes into account, among other things, the market value of total invested capital to earnings before interest, taxes, depreciation and amortization (EBITDA) multiples of comparable companies adjusted to reflect differences in size and growth prospects. The selected multiples were then applied to the present value of our reporting unit’s projected EBITDA to arrive at an indicated range of value. This value was then adjusted for a control premium of 25% in 2011, 30% in 2010 and 35% in 2009 based on a review of premiums paid for companies similar in nature to our reporting units and then adjusted for any working capital requirement excess (deficit) to determine a final value under the market approach.

Changes in economic and operating conditions that occur after the annual impairment analysis or an interim impairment analysis, and that impact these assumptions, may result in a future goodwill impairment charge. As of December 31, 2011, 2010 and 2009, we had goodwill associated with our Asia business segment of approximately $37.9 million. Based on the results of our annual impairment tests performed during the fourth quarters of 2011, 2010 and 2009, no impairment existed as of December 31, 2011, 2010 or 2009. We estimated that the fair value of our Asia business segment exceeded its carrying amount by approximately 25%, 117% and 147%, respectively, at the time our 2011, 2010 and 2009 impairment tests were performed. The decrease in 2011 is primarily a result of the Thailand flood. Circumstances that may lead to future impairment of goodwill include unforeseen decreases in future performance or industry demand, the restructuring of our operations as a result of a change in our business strategy or other factors.

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

	Year ended December 31,
	2011	2010	2009

Sales	100.0%	100.0%	100.0%
Cost of sales	93.8	92.2	93.0

Gross profit	6.2	7.8	7.0
Selling, general and administrative expenses	4.0	3.8	4.1
Restructuring charges and integration costs	0.2	0.3	0.4
Thailand flood related charges, net of insurance	0.1	—	—

Income from operations	1.8	3.7	2.5
Other income, net	(0.0)	(0.1)	(0.0)

Income before income taxes	1.8	3.6	2.5
Income tax expense (benefit)	(0.5)	0.3	(0.1)

Net income	2.3%	3.3%	2.6%

Year Ended December 31, 2011 Compared With Year Ended December 31, 2010

Sales

Sales for the year ended December 31, 2011 decreased 6% to $2.3 billion compared to $2.4 billion in 2010. This decrease is primarily due to reduced demand from customers in addition to the Thailand flood. The following table sets forth the percentages of our sales by industry for 2011 and 2010.

	2011	2010

Computers and related products for business enterprises	29%	32%
Industrial control equipment	29	25
Telecommunication equipment	23	23
Testing and instrumentation products	10	10
Medical devices	9	10

	100%	100%

During the year ended December 31, 2011, sales to customers in the medical devices industry, testing and instrumentation industry, computers and related products for business enterprises industry, and telecommunication equipment industry decreased 16%, 15%, 13% and 3%, respectively, from 2010. These decreases were partially offset by an 8% increase in sales to customers in the industrial control equipment industry during the same period.

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

A substantial percentage of our sales have been made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. Sales to our ten largest customers represented 53% and 47% of our sales in 2011 and 2010, respectively. In 2011, sales to International Business Machines Corporation represented 14% of our sales. No one customer represented 10% or more of our sales in 2010.

Our international operations are subject to the risks of doing business abroad. See Item 1A for factors pertaining to our international sales and fluctuations in the exchange rates of foreign currency and for further discussion of potential adverse effects in operating results associated with the risks of doing business abroad. During 2011 and 2010, 51% and 48%, respectively, of our sales were from our international operations.

We had a backlog of approximately $1.6 billion at December 31, 2011, as compared to the 2010 year-end backlog of $1.5 billion. Backlog consists of purchase orders received, including, in some instances, forecast requirements released for production under customer contracts. Although we expect to fill substantially all of our backlog at December 31, 2011 during 2012, we do not have long-term agreements with all of our customers and customer orders can be canceled, changed or delayed by customers. The timely replacement of canceled, changed or delayed orders with orders from new customers cannot be assured, nor can there be any assurance that any of our current customers will continue to utilize our services. Because of these factors, backlog is not a meaningful indicator of future financial results.

Gross Profit

Gross profit decreased 26% to $138.8 million for 2011 from $187.4 million in 2010. The impact on revenue and operations from the flooding in Thailand was significant in the fourth quarter of 2011. In addition to the lower sales volume and the resulting under-absorbed manufacturing overhead costs, the decrease in gross profit was also a result of $4.4 million of settlement costs associated with the transfer of a major program, new program ramp costs and capacity expansion costs, primarily in Asia, incurred in 2011. Our gross profit as a percentage of sales decreased to 6.2% for the year ended December 31, 2011 from 7.8% in the same period of 2010 primarily due to lower sales volumes, product mix, new program ramp costs and capacity expansion costs, primarily in Asia, which resulted in under-absorbed manufacturing overhead costs, as well as the settlement costs noted above. We experience fluctuations in gross profit from period to period. Different programs contribute different gross profits depending on factors such as the types of services involved, location of production, size of the program, complexity of the product, and level of material costs associated with the various products. Moreover, new programs can contribute relatively less to our gross profit in their early stages when manufacturing volumes are usually lower, resulting in inefficiencies and under-absorbed manufacturing overhead costs. In addition, a number of our new and higher volume programs remain subject to competitive constraints that could exert downward pressure on our margins. During periods of low production volume, we generally have idle capacity and reduced gross profit.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 3% to $89.7 million in 2011 from $92.2 million in 2010 primarily due to reduced stock-based compensation expenses, decreased overhead resulting from cost controls and lower variable compensation expenses, which were partially offset by higher other employee related costs. Selling, general and administrative expenses, as a percentage of sales, were 4.0% and 3.8%, respectively, for 2011 and 2010. The increase in selling, general and administrative expenses as a percentage of sales is due to the impact of lower sales volumes during 2011.

Restructuring Charges

We recognized $4.5 million in restructuring charges during 2011 primarily related to the decision to close our Dublin, Ireland facility.

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

Thailand Flood Related Charges, Net of Insurance

We recognized $3.4 million in Thailand flood related charges, net of estimated insurance recoveries during the fourth quarter of 2011. See Note 16 to the Consolidated Financial Statements in Item 8 of this report.

Income Tax Expense (Benefit)

Income tax benefit of $10.8 million represented a negative effective tax rate of 26.3% for 2011, compared with income tax expense of $7.3 million at an effective tax rate of 8.3% for the same period in 2010. In 2011, we recorded a $0.6 million tax benefit as a result of a 2010 tax rate incentive received by one of our China subsidiaries during the first quarter of 2011, a $19.1 million tax benefit as a result of a decrease in valuation allowances on deferred tax assets in the U.S., a $2.7 million tax benefit related to the settlement of income tax audits, and $1.5 million in decreased valuation allowances for foreign net operating loss carryforwards. These decreases in income tax expense were offset by $7.1 million of additional reserves for uncertain tax benefits. In 2010, we recorded a $10.5 million tax benefit as a result of a decrease in valuation allowances on deferred tax assets in the U.S., and a $1.4 million tax benefit as a result of the expiration of the statute of limitations primarily related to an intercompany transaction between two of our subsidiaries. Excluding these tax benefits, the effective tax rate would have been 14.7% in 2011 compared to 22.0% in 2010. This decrease in the effective tax rate is primarily due to a shift in the proportion of the consolidated taxable income earned in jurisdictions taxed at lower tax rates, an increase in tax incentives in certain foreign jurisdictions and the reduced tax rate in China for one of our subsidiaries during 2011. See Note 9 to the Consolidated Financial Statements in Item 8 of this report.

Net Income

We reported net income of approximately $52.0 million, or $0.87 per diluted share for 2011, compared with net income of approximately $79.8 million, or $1.27 per diluted share for 2010. The net decrease of $27.8 million in 2011 was due to the factors discussed above.

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

Gross Profit

Gross profit increased 28% to $187.4 million for 2010 from $146.1 million in 2009 primarily due to an increase in sales. Gross profit as a percentage of sales increased to 7.8% in 2010 from 7.0% during 2009 primarily due to a better product mix, our operating efficiencies and a better capacity utilization rate due to the higher level of sales.

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

Income Tax Expense (Benefit)

Income tax expense of $7.3 million represented an effective tax rate of 8.3% for 2010, compared with income tax benefit of $2.0 million at an effective tax rate of negative 3.8% for the same period in 2009. In 2010, we recorded a $10.5 million tax benefit as a result of a decrease in valuation allowances on deferred tax assets in the U.S., and a $1.4 million tax benefit as a result of the expiration of the statute of limitations primarily related to an intercompany transaction between two of our subsidiaries. In the third quarter of 2009, we recorded a benefit related to a previously closed facility that generated a worthless stock deduction of $2.7 million, a tax benefit related to a revaluation loss in Mexico of $2.4 million and tax benefits totaling $1.9 million primarily related to intercompany pricing deductions. Excluding these tax benefits, the effective tax rate would have been 22.0% in 2010 compared to 9.8% in 2009. The increase in the effective tax rate is primarily due to a shift in the proportion of the consolidated taxable income earned in jurisdictions taxed at higher tax rates and a decrease in tax incentives in certain foreign locations in 2010. See Note 9 to the Consolidated Financial Statements in Item 8 of this report.

Net Income

We reported net income of approximately $79.8 million, or $1.27 per diluted share for 2010, compared with net income of approximately $53.4 million, or $0.82 per diluted share for 2009. The net increase of $26.4 million in 2010 was due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our growth and operations through funds generated from operations and proceeds from the sale and maturity of our investments. Cash and cash equivalents totaled $283.9 million at December 31, 2011 and $346.3 million at December 31, 2010, of which $195.9 million at December 31, 2011 and $241.6 million at December 31, 2010 was held outside the U.S. in various foreign subsidiaries. Substantially all of the amounts held outside of the U.S. are intended to be indefinitely reinvested in foreign operations. Under current tax laws and regulations, if cash and cash equivalents held outside the U.S. were to be distributed to the U.S. in the form of dividends or otherwise, we would be subject to additional U.S. income taxes and foreign withholding taxes.

Cash provided by operating activities was $54.8 million in 2011. The cash provided by operations during 2011 consisted primarily of net income of $52.0 million adjusted for $35.5 million of depreciation and amortization, $46.5 million of asset impairments, a $27.7 million decrease in accounts receivable, a $12.1 decrease in prepaid expense and other assets and a $28.4 million increase in accounts payable offset by a $56.2 million insurance receivable, a $72.7 million increase in inventories and $18.0 million of deferred income taxes. Working capital was $849.0 million at December 31, 2011 and $891.6 million at December 31, 2010.

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

Cash used in investing activities was $60.5 million for the year ended December 31, 2011 primarily due to the purchases of additional property, plant and equipment totaling $71.4 million, offset by redemptions of investments totaling $11.2 million. Purchases of additional property, plant and equipment consisted primarily of facilities and certain other assets to expand our precision technologies capabilities in Penang, Malaysia and purchases associated with contingency and recovery plans implemented as a result of the severe flooding in Thailand which caused the temporary closing of our Ayudhaya, Thailand facilities.

Cash used in financing activities was $54.1 million for the year ended December 31, 2011. During the year ended December 31, 2011, share repurchases totaled $56.3 million and we received $2.6 million from the exercise of stock options.

Under the terms of a credit agreement (the U.S. Credit Agreement), we have a $100.0 million five-year revolving credit facility to be used for general corporate purposes with a maturity date of December 21, 2012. The U.S. Credit Agreement includes an accordion feature under which total commitments under the facility may be increased by an additional $100 million, subject to satisfaction of certain conditions and lender approval. Interest on outstanding borrowings under the U.S. Credit Agreement is payable quarterly, at our option, at LIBOR plus 0.75% to 1.75% or a prime rate plus 0.00% to 0.25%, based upon our debt ratio as specified in the U.S. Credit Agreement. A commitment fee of 0.15% to 0.35% per annum (based upon our debt ratio) on the unused portion of the revolving credit line is payable quarterly in arrears. As of December 31, 2011 and 2010, we had no borrowings outstanding under the U.S. Credit Agreement and $100.0 million was available for future borrowings.

The U.S. Credit Agreement is secured by our domestic inventory and accounts receivable, 100% of the stock of our domestic subsidiaries, and 65% of the voting capital stock of each direct foreign subsidiary and substantially all of our and our domestic subsidiaries’ other tangible and intangible assets. The U.S. Credit Agreement contains customary financial covenants as to working capital, debt leverage, fixed charges and consolidated net worth, and restricts our ability to incur additional debt, pay dividends, repurchase shares, sell assets and merge or consolidate with other persons. As of December 31, 2011 and 2010, we were in compliance with all such covenants and restrictions.

Our Thailand subsidiary has a multi-purpose credit facility with Kasikornbank Public Company Limited (the Thai Credit Facility) that provides for approximately $11.1 million (350 million Thai baht) in working capital availability. The Thai Credit Facility is secured by land and buildings in Thailand. The availability of funds under the Thai Credit Facility is reviewed annually and is currently accessible through October 2012. As of December 31, 2011 and 2010, our Thailand subsidiary had no working capital borrowings outstanding.

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

As of December 31, 2011, we had cash and cash equivalents totaling $283.9 million and $100.0 million available for borrowings under the U.S. Credit Agreement. We expect that our cash position will be adversely impacted by the expenditures related to recovery from the flooding of our facilities in Ayudhaya, Thailand. Specifically, we anticipate our cash flow for the quarter ended March 31, 2012, and possibly beyond, to be negative. In addition to capital expenditures, we expect to incur unusual charges and expenses related to the flooding, some of which will be cash charges and expenses. During the next twelve months, we believe our capital expenditures will be approximately $30 to $35 million, principally for machinery and equipment to support our ongoing business around the globe, excluding capital expenditures for the recovery and reinstatement of our Thailand facilities which could be up to $25 million.

On March 3, 2010, our Board of Directors approved the repurchase of up to $100 million of our outstanding common shares (the 2010 Repurchase Program). As of December 31, 2011, we have $35.1 million remaining under the 2010 Repurchase Program to repurchase additional shares. We are under no commitment or obligation to repurchase any particular amount of common shares. Management believes that our existing cash balances and funds generated from operations will be sufficient to permit us to meet our liquidity requirements over the next twelve months. Management further believes that our ongoing cash flows from operations and any borrowings we may incur under our credit facilities will enable us to meet operating cash requirements in future years. Should we desire to consummate significant acquisition opportunities, our capital needs would increase and could possibly result in our need to increase available borrowings under our revolving credit facility or access public or private debt and equity markets. There can be no assurance, however, that we would be successful in raising additional debt or equity on terms that we would consider acceptable.

CONTRACTUAL OBLIGATIONS

We have certain contractual obligations that extend out beyond 2012 under lease obligations and debt arrangements. Non-cancelable purchase commitments do not typically extend beyond the normal lead-time of several weeks. Purchase orders beyond this time frame are typically cancelable. We do not utilize off-balance sheet financing techniques other than traditional operating leases and we have not guaranteed the obligations of any entity that is not one of our wholly owned subsidiaries. The total contractual cash obligations in existence at December 31, 2011 due pursuant to contractual commitments are:

	Payments due by period
		Less than	1-3	3-5	More than
(in thousands)	Total	1 year	years	years	5 years

Operating lease obligations	$31,615	$8,801	$11,209	$8,088	$3,517
Capital lease obligations	18,960	1,520	3,131	3,258	11,051

Total obligations	$50,575	$10,321	$14,340	$11,346	$14,568

The amount of unrecognized tax benefits as of December 31, 2011 including interest and penalties was $21.3 million. We have not provided a detailed estimate of the timing of future cash outflows associated with the liabilities recognized in this balance due to the uncertainty of when the related tax settlements may become due. See Note 9 to the Consolidated Financial Statements in Item 8 of this report.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2011, we did not have any significant off-balance sheet arrangements. See Note 11 to the Consolidated Financial Statements in Item 8 of this report.

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

Additionally, some of our operations are in developing countries. Certain events, including natural disasters, can impact the infrastructure of a developing country more severely than they would impact the infrastructure of a developed country. A developing country can also take longer to recover from such events, which could lead to delays in our ability to resume full operations.

We do not use derivative financial instruments for speculative purposes. As of December 31, 2011, we did not have any foreign currency hedges. In the future, significant transactions involving our international operations may cause us to consider engaging in hedging transactions to attempt to mitigate our exposure to fluctuations in foreign exchange rates. These exposures are primarily, but not limited to, vendor payments and intercompany balances in currencies other than the currency in which our foreign operations primarily generate and expend cash. Our international operations in some instances operate in a natural hedge because both operating expenses and a portion of sales are denominated in local currency. Our sales are substantially denominated in U.S. dollars. Our foreign currency cash flows are generated in certain Asian and European countries, Mexico and Brazil.

We are also exposed to market risk for changes in interest rates, a portion of which relates to our invested cash balances. We do not use derivative financial instruments in our investing activities. We place cash and cash equivalents and investments with various major financial institutions. We protect our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by generally investing in investment grade securities. As of December 31, 2011, the outstanding amount in the long-term investment portfolio included $28.0 million (par value) of auction rate securities with an average annual return of approximately 0.24%.

Item 8. Financial Statements and Supplementary Data

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
(in thousands, except for par value)	2011	2010

Assets
Current assets:
Cash and cash equivalents	$283,920	$346,345
Accounts receivable, net of allowance for doubtful accounts of $1,094 and $586, respectively	425,936	455,930
Inventories, net	391,580	361,570
Prepaid expenses and other assets	84,723	43,979
Income taxes receivable	6,667	2,437
Deferred income taxes	8,175	3,850

Total current assets	1,201,001	1,214,111

Long-term investments	24,673	35,297
Property, plant and equipment, net	163,660	127,442
Goodwill, net	37,912	37,912
Deferred income taxes	37,420	23,975
Other, net	35,332	38,331

	$1,499,998	$1,477,068

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of capital lease obligations	$419	$362
Accounts payable	285,671	258,422
Income taxes payable	5,224	4,846
Accrued liabilities	60,636	58,844

Total current liabilities	351,950	322,474

Capital lease obligations, less current installments	10,600	11,019
Other long-term liabilities	21,700	24,350
Shareholders’ equity:
Preferred shares, $0.10 par value; 5,000 shares authorized, none issued	—	—
Common shares, $0.10 par value; 145,000 shares authorized; issued – 57,902 and 61,196, respectively; outstanding – 57,791 and 61,085, respectively	5,779	6,109

Additional paid-in capital	674,498	707,138
Retained earnings	449,193	413,212
Accumulated other comprehensive loss	(13,450)	(6,962)
Less treasury shares, at cost; 111 shares	(272)	(272)

Total shareholders’ equity	1,115,748	1,119,225
Commitments and contingencies

	$1,499,998	$1,477,068

See accompanying notes to consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

	Year ended December 31,
(in thousands, except per share data)	2011	2010	2009

Sales	$2,253,030	$2,402,143	$2,089,253
Cost of sales	2,114,195	2,214,728	1,943,188

Gross profit	138,835	187,415	146,065
Selling, general and administrative expenses	89,665	92,245	85,500
Restructuring charges	4,515	6,724	8,264
Thailand flood related charges, net of insurance	3,362	—	—

Income from operations	41,293	88,446	52,301
Interest expense	(1,327)	(1,362)	(1,399)
Interest income	1,768	1,621	2,210
Other expense	(602)	(1,689)	(1,705)

Income before income taxes	41,132	87,016	51,407
Income tax expense (benefit)	(10,827)	7,258	(1,974)

Net income	$51,959	$79,758	$53,381

Earnings per share:
Basic	$0.88	$1.28	$0.82
Diluted	$0.87	$1.27	$0.82

Weighted-average number of shares outstanding:
Basic	59,284	62,141	64,758
Diluted	59,773	62,692	65,116

See accompanying notes to consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Year ended December 31,
(in thousands)	2011	2010	2009

Net income	$51,959	$79,758	$53,381
Other comprehensive income (loss):
Foreign currency translation adjustments	(6,903)	(2,318)	4,393
Unrealized gain on investments, net of tax	526	536	924
Other	(111)	(187)	(125)

Comprehensive income	$45,471	$77,789	$58,573

The components of accumulated other comprehensive loss are as follows:

	December 31,
(in thousands)	2011	2010

Foreign currency translation losses	$(9,674)	$(2,771)
Unrealized loss on investments, net of tax	(3,327)	(3,853)
Other	(449)	(338)

	$(13,450)	$(6,962)

See accompanying notes to consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

					Accumulated
			Additional		other		Total
		Common	paid-in	Retained	comprehensive	Treasury	shareholders’
(in thousands)	Shares	shares	capital	earnings	income (loss)	shares	equity

Balances, December 31, 2008	65,226	$6,523	$741,813	$312,695	$(10,185)	$(272)	$1,050,574
Stock-based compensation expense	—	—	5,356	—	—	—	5,356
Shares repurchased and retired	(1,672)	(167)	(17,964)	(9,788)	—	—	(27,919)
Stock options exercised	366	36	3,566	—	—	—	3,602
Issuance of restricted shares, net
of forfeitures	150	15	(15)	—	—	—	—
Warrants exercised	27	3	200	—	—	—	203
Comprehensive income	—	—	—	53,381	5,192	—	58,573

Balances, December 31, 2009	64,097	6,410	732,956	356,288	(4,993)	(272)	1,090,389
Stock-based compensation expense	—	—	5,415	—	—	—	5,415
Shares repurchased and retired	(3,320)	(332)	(35,689)	(22,834)	—	—	(58,855)
Stock options exercised	290	29	3,223	—	—	—	3,252
Issuance of restricted shares, net
of forfeitures	18	2	(2)	—	—	—	—
Excess tax benefit of
stock-based compensation	—	—	1,235	—	—	—	1,235
Comprehensive income	—	—	—	79,758	(1,969)	—	77,789

Balances, December 31, 2010	61,085	6,109	707,138	413,212	(6,962)	(272)	1,119,225
Stock-based compensation expense	—	—	5,097	—	—	—	5,097
Shares repurchased and retired	(3,715)	(372)	(39,931)	(15,978)	—	—	(56,281)
Stock options exercised	257	26	2,545	—	—	—	2,571
Issuance of restricted shares, net
of forfeitures	164	16	(16)	—	—	—	—
Excess tax shortfall of
stock-based compensation	—	—	(335)	—	—	—	(335)
Comprehensive income	—	—	—	51,959	(6,488)	—	45,471

Balances, December 31, 2011	57,791	$5,779	$674,498	$449,193	$(13,450)	$(272)	$1,115,748

See accompanying notes to consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2011	2010	2009

Cash flows from operating activities:
Net income	$51,959	$79,758	$53,381
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	35,484	39,830	39,807
Deferred income taxes	(17,991)	280	(1,073)
Asset impairments	46,530	237	236
Insurance recovery	(56,152)	—	—
Loss on liquidation of subsidiary	—	315	—
Gain on the sale of property, plant and equipment	(190)	(69)	(9)
Stock-based compensation expense	5,097	5,415	5,356
Excess tax shortfall (benefits) from stock-based compensation	14	(1,176)	—
Changes in operating assets and liabilities, net of effects
from business acquisition:
Accounts receivable	27,703	(40,190)	6,346
Inventories	(72,666)	(48,008)	37,029
Prepaid expenses and other assets	12,087	(18,480)	(222)
Accounts payable	28,391	(16,675)	(14,922)
Accrued liabilities	2,655	5,356	3,744
Income taxes	(8,137)	(1,427)	(6,103)

Net cash provided by operations	54,784	5,166	123,570
Cash flows from investing activities:
Proceeds from sales and redemptions of investments	11,150	10,925	3,400
Additions to property, plant and equipment	(71,396)	(35,778)	(22,291)
Proceeds from the sale of property, plant and equipment	369	257	315
Additions to purchased software	(601)	(261)	(105)
Purchase of intangible asset	—	—	(11,300)
Business acquisition	—	—	(10,552)

Net cash used in investing activities	(60,478)	(24,857)	(40,533)
Cash flows from financing activities:
Proceeds from stock options exercised	2,571	3,252	3,602
Excess tax (shortfall) benefits from stock-based compensation	(14)	1,176	—
Principal payments on capital lease obligations	(363)	(300)	(254)
Share repurchases	(56,281)	(58,855)	(27,919)
Proceeds from exercise of warrants	—	—	203

Net cash used in financing activities	(54,087)	(54,727)	(24,368)
Effect of exchange rate changes	(2,644)	(480)	2,880

Net increase (decrease) in cash and cash equivalents	(62,425)	(74,898)	61,549
Cash and cash equivalents at beginning of year	346,345	421,243	359,694

Cash and cash equivalents at end of year	$283,920	$346,345	$421,243

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share data, unless otherwise noted)

Note 1—Summary of Significant Accounting Policies

(a) Business

Benchmark Electronics, Inc. (the Company) is a Texas corporation that provides worldwide integrated electronic manufacturing services. The Company provides services to original equipment manufacturers (OEMs) of computers and related products for business enterprises, medical devices, industrial control equipment (which includes equipment for the aerospace and defense industry), testing and instrumentation products and telecommunication equipment. The Company has manufacturing operations located in the Americas, Asia and Europe.

(b) Principles of Consolidation

The consolidated financial statements include the financial statements of Benchmark Electronics, Inc. and its wholly owned and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(c) Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity at the date of purchase of three months or less to be cash equivalents. Cash equivalents of $155.0 million and $306.0 million at December 31, 2011 and 2010, respectively, consist primarily of money-market funds, certificates of deposit, time deposits, commercial paper and U.S. Government backed Agency securities with an initial term of less than three months.

(d) Investments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A three-tier fair value hierarchy of inputs is employed to determine fair value measurements. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets and liabilities. Level 2 inputs are observable prices that are not quoted on active exchanges, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable. Level 3 inputs are unobservable inputs employed for measuring the fair value of assets or liabilities. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

As of December 31, 2011, $28.0 million (par value) of long-term investments were recorded at fair value. The long-term investments consist of auction rate securities, primarily secured by guaranteed student loans backed by a U.S. government agency, and are classified as available-for-sale. These investments are of a high credit quality with a majority having AAA type credit ratings because of the government agency guarantee and other insurance. Auction rate securities are adjustable rate debt instruments whose interest rates were intended to reset every 7 to 35 days through an auction process. Overall changes in the global credit and capital markets led to failed auctions for these securities beginning in early 2008. These failed auctions, in addition to overall global economic conditions, impacted the liquidity of these investments and resulted in the Company continuing to hold these securities beyond their typical auction reset dates. The market for these types of securities remains illiquid as of December 31, 2011. These securities are classified as long-term investments and the contractual maturity of these securities is over ten years.

These long-term investments were valued using Level 3 inputs as of December 31, 2011, as the assets were subject to valuation using significant unobservable inputs. The Company estimated the fair value of each security with the assistance of an independent valuation firm using a discounted cash flow model to calculate the present value of projected cash flows based on a number of inputs and assumptions including the security structure and terms, the current market conditions and the related impact on the expected weighted-average life, interest rate estimates and default risk of the securities.

As of December 31, 2011, the Company has recorded an unrealized loss of $3.3 million on the long-term investments based upon this valuation. This unrealized loss reduced the fair value of the Company’s auction rate securities as of December 31, 2011 to $24.7 million. These investments have been in an unrealized loss position for greater than 12 months. During 2011, 2010 and 2009, the Company recorded unrealized gains of $0.5 million, $0.5 million and $0.9 million, respectively, on its long-term investments.

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

Based on these assessments, the Company has determined that there is no credit loss associated with its auction rate securities as of December 31, 2011, as shown by the cash flows expected to be received over the remaining life of the securities.

The following table provides a reconciliation of the beginning and ending balance of the Company’s auction rate securities classified as long-term investments measured at fair value using significant unobservable inputs (Level 3 inputs):

(in thousands)	2011	2010

Balance as of January 1	$35,297	$45,686
Net unrealized gains included in other comprehensive income	526	536
Sales of investments at par value	(11,150)	(10,925)

Balance as of December 31	$24,673	$35,297

Unrealized losses still held	$3,327	$3,853

The cumulative unrealized loss is included as a component of accumulated other comprehensive loss within shareholders’ equity in the accompanying consolidated balance sheet. As of December 31, 2011, there were no long-term investments measured at fair value using Level 1 or Level 2 inputs. All income generated from these investments is recorded as interest income.

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

(h) Impairment of Long-Lived Assets

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

The Company completed the annual impairment test during the fourth quarter of 2011, 2010 and 2009 and determined that no goodwill impairment existed as of the date of the impairment test.

 (i) Earnings Per Share

Basic earnings per share is computed using the weighted-average number of shares outstanding. Diluted earnings per share is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding stock equivalents during the years ended December 31, 2011, 2010 and 2009. Stock equivalents include common shares issuable upon the exercise of stock options and other equity instruments, and are computed using the treasury stock method. Under the treasury stock method, the exercise price of a share, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of estimated tax benefits that would be recorded in paid-in-capital, if any, when the share is exercised are assumed to be used to repurchase shares in the current period.

The following table sets forth the calculation of basic and diluted earnings per share.

	Year ended December 31,
(in thousands, except per share data)	2011	2010	2009

Net income	$51,959	$79,758	$53,381

Denominator for basic earnings per share – weighted-
average number of common shares outstanding
during the period	59,284	62,141	64,758
Incremental common shares attributable to exercise
of outstanding dilutive options	270	455	303
Incremental common shares attributable to outstanding
restricted shares, restricted stock units and phantom stock	219	96	45
Incremental common shares attributable
to exercise of warrants	—	—	10

Denominator for diluted earnings per share	59,773	62,692	65,116

Basic earnings per share	$0.88	$1.28	$0.82

Diluted earnings per share	$0.87	$1.27	$0.82

Options to purchase 3.4 million, 2.7 million and 4.1 million common shares in 2011, 2010 and 2009, respectively, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

(j) Revenue Recognition

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

(l) Stock-Based Compensation

All share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on their fair values. The total compensation cost recognized for stock-based awards was $5.1 million, $5.4 million and $5.4 million for 2011, 2010 and 2009, respectively. The total income tax benefit recognized in the income statement for stock-based awards was $1.7 million, $1.9 million and $1.8 million for 2011, 2010 and 2009, respectively. The compensation expense for stock-based awards includes an estimate for forfeitures and is recognized over the vesting period of the awards using the straight-line method. Cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards (excess tax benefits) are classified as cash flows from financing activities. Awards of restricted shares, restricted stock units, performance restricted stock units and phantom stock are valued at the closing market price of the Company’s common shares on the date of grant. For restricted stock unit awards with performance conditions, compensation expense is currently based on the target number of shares that would vest if 100% of the target performance goal is achieved, which was considered the probable outcome at the grant date. Throughout the requisite service period, management monitors the probability of achievement of the performance conditions. If it becomes probable, based on the Company’s expectation of performance during the measurement period, that more or less than the current estimate of the awarded shares will vest, an adjustment to stock-based compensation expense will be recognized as a change in accounting estimate. During the fourth quarter of 2011, it was determined that none of the performance based restricted stock unit awards that were granted in 2011 with performance conditions were probable of vesting and resulted in the reversal of $0.2 million of stock-based compensation expense.

As of December 31, 2011, there was approximately $4.2 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 1.7 years. As of December 31, 2011, there was $3.8 million of total unrecognized compensation cost related to restricted share awards. That cost is expected to be recognized over a weighted-average period of 2.6 years. As of December 31, 2011, there was $1.3 million of total unrecognized compensation cost related to restricted stock units and phantom stock awards. That cost is expected to be recognized over a weighted-average period of 2.2 years. As of December 31, 2011, there was $1.3 million of total unrecognized compensation cost related to performance based restricted stock units. That cost is expected to be recognized over a weighted-average period of 3.2 years.

During the years ended December 31, 2011, 2010 and 2009, the Company issued 0.4 million, 61 thousand and 0.6 million options, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions used to value the option grants during the years ended December 31, 2011, 2010 and 2009 were as follows:

	Year ended December 31,
	2011	2010	2009

Stock Options
Expected term of options	6.2 years	7.0 years	5.7 years
Expected volatility	41%	40%	41%
Risk-free interest rate	2.674%	2.94%	2.51%
Dividend yield	zero	zero	zero

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

The weighted-average fair value per option granted during the years ended December 31, 2011, 2010 and 2009 was $8.14, $9.03 and $7.58, respectively. The total cash received as a result of stock option exercises for the years ended December 31, 2011, 2010 and 2009 was approximately $2.6 million, $3.3 million and $3.6 million, respectively. The actual tax benefit realized as a result of stock option exercises and the vesting of other share-based awards during 2011, 2010 and 2009 was $0.9 million, $1.3 million and $0.9 million, respectively. For the years ended December 31, 2011, 2010 and 2009, the total intrinsic value of stock options exercised was $1.4 million, $2.1 million and $2.6 million, respectively.

The Company issued performance based restricted stock unit awards to employees during 2011. The number of performance based restricted stock unit awards that will ultimately be earned will not be determined until the end of the performance period, which is December 31, 2014, and may vary from as low as zero to as high as three times the target number (0.1 million shares) depending on the level of achievement of certain performance goals. The level of achievement of these goals is based upon the audited financial results of the Company for the last full calendar year within the performance period (the year ending December 31, 2014) as compared to the base year (the year ended December 31, 2010). The performance goals consist of certain levels of achievement using the following financial metrics: revenue growth, operating income margin expansion, and return on invested capital. If the performance goals are not met based on the Company’s financial results, the applicable performance based restricted stock unit awards will not vest and will be forfeited.

(m) Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in accordance with generally accepted accounting principles. Actual results could differ from those estimates.

(n) Fair Values of Financial Instruments

The Company’s financial instruments consist of cash equivalents, accounts receivable, accrued liabilities, accounts payable and capital lease obligations. The Company believes that the carrying value of these instruments approximate their fair value. As of December 31, 2011, the Company’s long-term investments are recorded at fair value. See Note 11.

(o) Foreign Currency

For foreign subsidiaries using the local currency as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expenses are translated at average exchange rates. The effects of these translation adjustments are reported in other comprehensive income. Exchange losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in other expense and totaled approximately $1.5 million, $2.4 million and $1.9 million in 2011, 2010 and 2009, respectively.

(p) Recently Enacted Accounting Principles

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

In September 2011, the FASB issued an accounting standards update that gives an entity the option to perform a qualitative assessment in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. Based on this qualitative assessment, if the fair value of a reporting unit is not less than its carrying amount, the entity is not required to perform the two-step goodwill impairment test. The standards update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company will adopt the provisions of this update effective January 1, 2012 and does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements and footnote disclosures.

In December 2011, the FASB issued an amendment to disclosures about offsetting assets and liabilities. The amended standard requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of this guidance is not anticipated to have a material impact on the Company’s consolidated financial statements and footnote disclosures.

The Company has determined that all other recently issued accounting standards will not have a material impact on its consolidated financial position, results of operations and cash flows, or do not apply to its operations.

(q) Correction of an immaterial error

During the second quarter of 2011, management of the Company identified immaterial errors related to costs incorrectly capitalized to inventory and accounting for consigned inventory at one of the Company’s foreign locations. The 2010 and 2009 consolidated financial statements presented herein reflect the corrections of these immaterial errors. The 2010 correction resulted in a $1.3 million increase in cost of goods sold and a $1.3 million ($0.02 per diluted share) decrease in net income as previously reported. Associated adjustments were also made to decrease inventory by $0.7 million, increase accounts payable by $1.1 million and decrease retained earnings by $1.8 million, in each case, as of December 31, 2010. The 2009 correction resulted in a $0.5 million increase in cost of goods sold and a $0.5 million ($0.01 per diluted share) decrease in net income as previously reported. Associated adjustments were also made to decrease inventory by $0.5 million and decrease retained earnings by $0.5 million, in each case, as of December 31, 2009. The revisions had no impact on the Company’s net cash flows from operating activities for any of these periods.

(r) Reclassifications

Certain reclassifications of prior period amounts have been made to conform to the current year presentation.

Note 2—Business Acquisition

In May 2009, the Company completed an immaterial business acquisition of certain precision machining assets and capabilities for $10.6 million. The Company expensed $0.1 million in acquisition costs related to this acquisition.

Note 3—Inventories

Inventory costs are summarized as follows:

	December 31,
(in thousands)	2011	2010

Raw materials	$293,618	$274,245
Work in process	71,574	60,776
Finished goods	26,388	26,549

	$391,580	$361,570

Note 4—Property, Plant and Equipment

Property, plant and equipment consists of the following:

	December 31,
(in thousands)	2011	2010

Land	$6,172	$6,172
Buildings and building improvements	79,420	65,525
Machinery and equipment	363,803	331,859
Furniture and fixtures	7,351	7,161
Vehicles	784	682
Leasehold improvements	17,708	17,001
Construction in progress	1,405	1,986

	476,643	430,386
Less accumulated depreciation	(312,983)	(302,944)

	$163,660	$127,442

Note 5—Goodwill and Other Intangible Assets

Goodwill associated with the Company’s Asia business segment totaled $37.9 million at December 31, 2011, 2010 and 2009. Accumulated goodwill impairment losses associated with the Company’s Americas and Europe business segments totaled $247.5 million at December 31, 2011, 2010 and 2009.

Other assets consist primarily of acquired identifiable intangible assets, capitalized purchased software costs and assets held for sale. Other intangible assets as of December 31, 2011 and 2010 were as follows:

	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount

Customer relationships	$17,763	$(8,916)	$8,847
Technology licenses	11,300	(6,974)	4,326
Other	868	(118)	750

Other intangible assets, December 31, 2011	$29,931	$(16,008)	$13,923

	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount

Customer relationships	$17,807	$(7,165)	$10,642
Technology licenses	11,300	(4,144)	7,156
Other	868	(94)	774

Other intangible assets, December 31, 2010	$29,975	$(11,403)	$18,572

Customer relationships are being amortized on a straight-line basis over a period of ten years. In March 2009, the Company acquired certain technology licenses for $11.3 million. Technology licenses are being amortized over their estimated useful lives in proportion to the economic benefits consumed. Amortization of other intangible assets for the years ended December 31, 2011, 2010 and 2009 was $4.6 million, $4.2 million and $3.5 million, respectively.

The estimated future amortization expense of other intangible assets for each of the next five years is as follows (in thousands):

Year ending December 31,	Amount

2012	$2,564
2013	2,573
2014	2,573
2015	2,573
2016	2,481

During 2011, 2010 and 2009, $0.6 million, $0.3 million and $0.1 million, respectively, of purchased software costs were capitalized. As of December 31, 2011 and 2010, purchased software, net of accumulated amortization totaled $1.9 million and $2.6 million, respectively. The accumulated amortization of purchased software costs at December 31, 2011 and 2010 was $24.1 million and $22.9 million, respectively. Capitalized purchased software costs are amortized straight-line over the estimated useful life of the related software, which ranges from 3 to 7 years.

As of December 31, 2011 and 2010, the Company had an asset held for sale in other assets with a net book value of $8.9 million and $8.5 million, respectively. This asset is a manufacturing facility in Tianjin, China acquired in an acquisition and is available for immediate sale. During 2008, the Company committed to a plan to divest its Tianjin facility.

Note 6—Borrowing Facilities

Under the terms of a credit agreement (the U.S. Credit Agreement), the Company has a $100 million five-year revolving credit facility for general corporate purposes with a maturity date of December 21, 2012. The U.S. Credit Agreement includes an accordion feature under which total commitments under the facility may be increased by an additional $100 million, subject to satisfaction of certain conditions and lender approval.

Interest on outstanding borrowings under the U.S. Credit Agreement is payable quarterly, at the Company’s option, at either LIBOR plus 0.75% to 1.75% or a prime rate plus 0.00% to 0.25%, based upon the Company’s debt ratio as specified in the U.S. Credit Agreement. A commitment fee of 0.15% to 0.35% per annum (based upon the Company’s debt ratio) on the unused portion of the revolving credit line is payable quarterly in arrears. As of December 31, 2011 and 2010, the Company had no borrowings outstanding under the U.S. Credit Agreement and $100 million was available for future borrowings.

The U.S. Credit Agreement is secured by the Company’s domestic inventory and accounts receivable, 100% of the stock of the Company’s domestic subsidiaries, 65% of the voting capital stock of each direct foreign subsidiary and substantially all of the other tangible and intangible assets of the Company and its domestic subsidiaries. The U.S. Credit Agreement contains customary financial covenants as to working capital, debt leverage, fixed charges and consolidated net worth, and restricts the ability of the Company to incur additional debt, pay dividends, sell assets and to merge or consolidate with other persons. As of December 31, 2011, the Company was in compliance with all such covenants and restrictions.

The Company’s Thailand subsidiary has a multi-purpose credit facility with Kasikornbank Public Company Limited (the Thai Credit Facility) that provides for approximately $11.1 million (350 million Thai baht) in working capital availability. The Thai Credit Facility is secured by land and buildings in Thailand. Availability of funds under the Thai Credit Facility is reviewed annually and is currently accessible through October 2012. As of December 31, 2011 and 2010, the Company’s Thailand subsidiary had no working capital borrowings outstanding.

Note 7—Commitments

The Company leases certain manufacturing equipment, office equipment, vehicles and office, warehouse and manufacturing facilities under operating leases. Some of the leases provide for escalation of the lease payments as maintenance costs and taxes increase. The leases expire at various times through 2020. Leases for office space and manufacturing facilities generally contain renewal options. Rental expense for the years ended December 31, 2011, 2010 and 2009 was $10.3 million, $11.0 million and $10.6 million, respectively.

The Company is obligated under a capital lease that expires in 2023. As of December 31, 2011, property, plant and equipment include the following amounts under capital leases (in thousands):

Buildings and building improvements	$12,207
Less accumulated depreciation	(3,756)

$8,451

Capital lease obligations outstanding consist of the following:

	December 31,
(in thousands)	2011	2010

Capital lease obligations	$11,019	$11,381
Less current installments	419	362

Capital lease obligations, less current installments	$10,600	$11,019

Future minimum lease payments under noncancelable operating leases and future minimum capital lease payments are as follows (in thousands):

	Capital	Operating
Year ending December 31,	Leases	Leases

2012	$1,520	$8,801
2013	1,550	6,177
2014	1,581	5,032
2015	1,613	4,668
2016	1,645	3,420
Thereafter	11,051	3,517

Total minimum lease payments	$18,960	$31,615

Less: amount representing interest	7,941

Present value of minimum lease payments	11,019
Less: current installments	419

Capital lease obligations, less current installments	$10,600

The Company enters into contractual commitments to deliver products and services in the ordinary course of business. The Company believes that all such contractual commitments will be performed or renegotiated such that no material adverse financial impact on the Company’s financial position, results of operations or liquidity will result from these commitments.

Note 8—Common Shares and Stock-Based Awards Plans

On September 20, 2010, the Company completed the repurchase of 6.1 million of its common shares under the $100 million share repurchase program approved by the Board of Directors on July 24, 2008. On March 3, 2010, the Board of Directors approved the additional repurchase of up to $100 million of the Company’s outstanding common shares (the 2010 Repurchase Program). As of December 31, 2011, the Company has $35.1 million remaining under the 2010 Repurchase Program to repurchase additional shares.

Share purchases may be made in the open market, in privately negotiated transactions or block transactions, at the discretion of the Company’s management and as market conditions warrant. Purchases will be funded from available cash and may be commenced, suspended or discontinued at any time without prior notice. Shares repurchased under the program will be retired. During 2011, the Company repurchased a total of 3.7 million common shares for $56.3 million at an average price of $15.13 per share. During 2010, the Company repurchased a total of 3.3 million common shares for $58.9 million at an average price of $17.70 per share. During 2009, the Company repurchased a total of 1.7 million common shares for $27.9 million at an average price of $16.67 per share.

The Benchmark Electronics, Inc. 2000 Stock Awards Plan (the 2000 Plan) and the Benchmark Electronics, Inc. 2010 Omnibus Incentive Compensation Plan (the 2010 Plan) authorize the Company, upon recommendation of the compensation committee of the Board of Directors, to grant a variety of types of awards, including stock options, restricted shares, restricted stock units, stock appreciation rights, performance compensation awards, phantom stock awards and deferred share units, or any combination thereof, to any director, officer, employee or consultant (including any prospective director, officer, employee or consultant) of the Company. Stock options are granted to employees with an exercise price equal to the market price of the Company’s common shares on the date of grant, generally vest over a four-year period from the date of grant and have a term of ten years. Restricted shares, restricted stock units and phantom stock awards granted to employees generally vest over a four-year period from the date of grant, subject to the continued employment of the employee by the Company. The 2000 Plan expired on February 16, 2010 and no additional grants can be made under that plan. The 2010 Plan was approved by the Company’s shareholders on May 18, 2010 and replaced the 2000 Plan. Members of the Board of Directors who are not employees of the Company participate in the Benchmark Electronics, Inc. 2002 Stock Option Plan for Non-Employee Directors (the 2002 Plan) that authorizes the granting of stock options upon the occurrence of the non-employee director’s election or re-election to the Board of Directors. The 2002 Plan was approved by the Company’s shareholders on May 14, 2002 and expired February 26, 2012. No additional grants may be made under the 2002 Plan. All awards under the 2002 Plan are fully vested upon the date of grant and have a term of ten years. Non-employee directors may also receive equity awards under the 2010 Plan. In 2011, these awards have been in the form of restricted stock units, which vest in equal quarterly installments over a one year period, starting from the grant date. As of December 31, 2011, 4.4 million additional common shares are available for issuance under the Company’s existing plans.

The following table summarizes the activities relating to the Company’s stock options:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
(in thousands, except per share data)	Options	Price	Term (Years)	Value

Outstanding at December 31, 2008	5,838	$18.43
Granted	584	$18.39
Exercised	(366)	$9.85
Forfeited or expired	(525)	$16.26

Outstanding at December 31, 2009	5,531	$19.20
Granted	61	$19.41
Exercised	(290)	$11.21
Forfeited or expired	(477)	$24.32

Outstanding at December 31, 2010	4,825	$19.18
Granted	399	$18.56
Exercised	(257)	$9.98
Forfeited or expired	(442)	$18.74

Outstanding at December 31, 2011	4,525	$19.69	5.05	$1,128

Exercisable at December 31, 2011	3,730	$20.32	4.39	$913

The aggregate intrinsic value in the table above is before income taxes and is calculated as the difference between the exercise price of the underlying options and the Company’s closing stock price as of the last business day of the year ended December 31, 2011 for options that had exercise prices that were below the closing price.

At December 31, 2011, 2010 and 2009, the number of options exercisable was 3.7 million, 3.6 million and 3.1 million, respectively, and the weighted-average exercise price of those options was $20.32, $20.40 and $19.97, respectively.

The following table summarizes the activities relating to the Company’s restricted shares:

(in thousands, except per share data)	Shares	Weighted- Average Grant Date Fair Value

Outstanding at December 31, 2008	140	$13.99
Granted	151	$19.11
Forfeited	(1)	$12.64

Outstanding at December 31, 2009	290	$16.67
Vested	(105)	$15.81
Forfeited	(7)	$17.02

Outstanding at December 31, 2010	178	$17.17
Granted	195	$18.57
Vested	(66)	$16.66
Forfeited	(63)	$17.92

Outstanding at December 31, 2011	244	$18.23

The following table summarizes the activities relating to the Company’s time based restricted stock units and phantom stock awards:

(in thousands, except per share data)	Shares	Weighted- Average Grant Date Fair Value

Outstanding at December 31, 2008	34	$12.64
Granted	49	$19.11
Forfeited	(2)	$14.07

Outstanding at December 31, 2009	81	$16.50
Vested	(26)	$15.33
Forfeited	(8)	$17.04

Outstanding at December 31, 2010	47	$17.05
Granted	86	$17.77
Vested	(32)	$16.66
Forfeited	(18)	$17.37

Outstanding at December 31, 2011	83	$17.88

The following table summarizes the activities related to the Company’s performance based restricted stock unit awards:

(in thousands, except per share data)	Shares	Weighted- Average Grant Date Fair Value

Outstanding at December 31, 2010	—	—
Granted(1)	93	$18.57
Forfeited	(25)	$18.57

Outstanding at December 31, 2011	68	$18.57

 (1) Represents target number of shares that can vest based on the achievement of certain performance criteria.

Note 9—Income Taxes

Income tax expense (benefit) based on income before income taxes consists of:

	Year ended December 31,
(in thousands)	2011	2010	2009

Current:
U.S. Federal	$75	$300	$(4,521)
State and local	86	948	294
Foreign	7,003	5,730	3,326

	7,164	6,978	(901)
Deferred:
U.S. Federal	(16,963)	(407)	1,789
State and local	442	(52)	355
Foreign	(1,470)	739	(3,217)

	(17,991)	280	(1,073)

	$(10,827)	$7,258	$(1,974)

Worldwide income before income taxes consisted of the following:

	Year ended December 31,
(in thousands)	2011	2010	2009

United States	$5,405	$27,650	$4,012
Foreign	35,727	59,366	47,395

	$41,132	$87,016	$51,407

Income tax expense (benefit) differed from the amounts computed by applying the U.S. Federal statutory income tax rate to income before income taxes as a result of the following:

	Year ended December 31,
(in thousands)	2011	2010	2009

Tax at statutory rate	$14,396	$30,456	$17,992
State taxes, net of federal tax effect	343	582	422
Effect of foreign operations and tax incentives	(12,442)	(13,021)	(13,818)
Valuation allowance	(23,674)	(10,657)	(486)
Thailand reserve for uncertain tax benefits	7,056	—	—
Settlement of foreign tax audits	(2,710)	—	—
Intercompany transactions	2,801	(1,321)	(1,293)
Losses in foreign jurisdictions for which no benefit has
been provided	3,068	63	894
Write-off of investment in inactive foreign owned subsidiary	—	—	(2,668)
Revaluation loss	—	—	(2,429)
Other	335	1,156	(588)

Total income tax expense (benefit)	$(10,827)	$7,258	$(1,974)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
(in thousands)	2011	2010

Deferred tax assets:
Carrying value of inventories	$2,240	$1,816
Accrued liabilities and allowances deductible for tax purposes
on a cash basis	5,367	7,043
Goodwill	14,397	18,179
Stock-based compensation	7,398	6,466
Net operating loss carryforwards	49,561	46,829
Tax credit carryforwards	5,400	4,464
Other	9,850	11,398

	94,213	96,195
Less: valuation allowance	(42,524)	(61,852)

Net deferred tax assets	51,689	34,343

Deferred tax liabilities:
Plant and equipment, due to differences in depreciation	(4,586)	(4,984)
Other	(1,508)	(1,534)

Gross deferred tax liability	(6,094)	(6,518)

Net deferred tax asset	$45,595	$27,825

Recorded as:
Current deferred tax assets	$8,175	$3,850
Non-current deferred tax assets	37,420	23,975

Net deferred tax asset	$45,595	$27,825

The net change in the total valuation allowance for the years ended December 31, 2011, 2010 and 2009 was a decrease of $19.3 million, $11.1 million and $2.9 million, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances as of December 31, 2011. During 2011, the Company evaluated the recoverability of its deferred tax assets using the criteria described above and concluded that the Company’s projected future taxable income in the U.S. is sufficient to utilize additional net operating loss carryforwards and other deferred tax assets. As a result, the Company reduced its valuation allowance by $19.1 million in the U.S. During 2010, the valuation allowance on U.S. net deferred tax assets was reduced by $10.5 million as a result of utilizing U.S. net operating losses and other deferred tax assets during the year.

As of December 31, 2011, the Company had $105.1 million in U.S. Federal operating loss carryforwards which will expire from 2022 to 2031, state operating loss carryforwards of approximately $106.5 million which will expire from 2017 to 2031, foreign operating loss carryforwards of approximately $34.4 million with indefinite carryforward periods, and foreign operating loss carryforwards of approximately $3.5 million which will expire at varying dates through 2020. The utilization of these net operating loss carryforwards is limited to the future operations of the Company in the tax jurisdictions in which such carryforwards arose. The Company has U.S. federal tax credit carryforwards of $3.7 million which will expire at varying dates through 2031. The Company has state tax credit carryforwards of $1.7 million which will expire at varying dates through 2027.

Cumulative undistributed earnings of certain foreign subsidiaries amounted to approximately $491 million as of December 31, 2011. The Company considers earnings from foreign subsidiaries to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been made for these earnings. Upon distribution of foreign subsidiary earnings in the form of dividends or otherwise, such distributed earnings would be reportable for U.S. income tax purposes (subject to adjustment for foreign tax credits). Determination of the amount of any unrecognized deferred tax liability on these undistributed earnings is not practical.

The Company has been granted certain tax incentives, including tax holidays, for its subsidiaries in China, Malaysia and Thailand. These tax incentives, including tax holidays, expire on various dates through 2015, and are subject to certain conditions with which the Company expects to comply. The net impact of these tax incentives was to lower income tax expense for the years ended December 31, 2011, 2010, and 2009 by approximately $10.5 million (approximately $0.18 per diluted share), $8.7 million (approximately $0.14 per diluted share) and $9.9 million (approximately $0.15 per diluted share), respectively.

The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. As of December 31, 2011, the total amount of the reserve for uncertain tax benefits including interest and penalties is $21.3 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

	December 31,
(in thousands)	2011	2010	2009

Balance as of January 1	$14,759	$16,036	$23,121
Additions related to prior year tax positions	7,056	120	135
Decreases related to prior year tax positions	(3,724)	—	(2,800)
Decreases as a result of a lapse of the applicable statute
of limitations in current year	—	(1,397)	(4,420)

Balance as of December 31	$18,091	$14,759	$16,036

The increase in the total amount of unrecognized tax benefits reserve during 2011 is primarily the result of recording an income tax reserve against an income tax receivable that the Company had previously recorded for a subsidiary in Thailand offset by a decrease in the unrecognized tax benefits reserve for a settlement of income tax audits outside the United States. The decreases in the unrecognized tax benefits reserve during 2010 and 2009 are primarily the result of the expiration of the statute of limitations for worthless stock deductions and intercompany transactions.

The reserve is classified as a current or long-term liability in the consolidated balance sheet based on the Company’s expectation of when the items will be settled. The Company records interest expense and penalties accrued in relation to uncertain income tax benefits as a component of current income tax expense. The total amount of interest and penalties included in income tax expense during the year ended December 31, 2011, 2010 and 2009 was $(0.2) million, $(0.3) million and $0.07 million, respectively. The total amount of accrued potential interest and penalties on unrecognized tax benefits is $1.6 million and $1.6 million as of December 31, 2011. A subsidiary of the Company in Thailand has filed for a refund of $8.2 million of previously paid income taxes, which is included in other assets. The Thailand tax authorities are currently conducting an examination of the applicable filings. During 2011, the Company recorded a reserve for uncertain benefits of $7.1 million against this receivable.

The Company and its subsidiaries in Brazil, China, Ireland, Luxembourg, Malaysia, Mexico, the Netherlands, Romania, Singapore, Thailand and the United States remain open to examination by the various local taxing authorities, in total or in part, for fiscal years 2006 to 2011.

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

Sales to the ten largest customers represented 53%, 47% and 52% of total sales for 2011, 2010 and 2009, respectively. Sales to our largest customer were as follows for the indicated periods:

	Year ended December 31,
(in thousands)	2011		2010		2009

International Business Machines Corporation		$319,411	$	*	$	*
Oneida Nation Electronics, Inc.	$	*	$	*		$290,236

* amount is less than 10% of total

In 2009, Oneida Nation Electronics, Inc. supported International Business Machines Corporation in the computers and related products for business enterprises industry. In 2010, the combined product sales to these two customers totaled $300.9 million but no one customer’s sales exceeded 10% of total sales.

Note 11—Financial Instruments and Concentration of Credit Risk

The carrying amounts of cash equivalents, accounts receivable, accrued liabilities, accounts payable and capital lease obligations approximate fair value. As of December 31, 2011, the Company’s investments are recorded at fair value. See Note 1(d). As of December 31, 2011, the Company had no significant off-balance sheet concentrations of credit risk such as foreign currency exchange contracts or other hedging arrangements. Financial instruments that subject the Company to credit risk consist of cash and cash equivalents, investments and trade accounts receivable. Management maintains the majority of the Company’s cash and cash equivalents with financial institutions. One of the most significant credit risks is the ultimate realization of accounts receivable. This risk is mitigated by (i) sales to well established companies, (ii) ongoing credit evaluation of customers, and (iii) frequent contact with customers, thus enabling management to monitor current changes in business operations and to respond accordingly. Management considers these concentrations of credit risks in establishing our allowance for doubtful accounts and believes these allowances are adequate. The Company’s largest customer represented approximately 21% and 18% of its gross accounts receivable as of December 31, 2011 and 2010, respectively.

Note 12—Concentrations of Business Risk

Substantially all of the Company’s sales are derived from manufacturing services in which the Company purchases components specified by its customers. The Company uses numerous suppliers of electronic components and other materials for its operations. Some components used by the Company have been subject to industry-wide shortages, and suppliers have been forced to allocate available quantities among their customers. The Company’s inability to obtain any needed components during periods of allocation could cause delays in manufacturing and could adversely affect results of operations.

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

	Year ended December 31,
(in thousands)	2011	2010	2009

Net sales:
Americas	$1,360,943	$1,538,034	$1,279,632
Asia	867,008	864,627	724,541
Europe	166,730	164,196	182,031
Elimination of intersegment sales	(141,651)	(164,714)	(96,951)

	$2,253,030	$2,402,143	$2,089,253

Depreciation and amortization:
Americas	$16,670	$20,031	$19,376
Asia	12,859	13,444	13,873
Europe	2,664	2,913	2,778
Corporate	3,291	3,442	3,780

	$35,484	$39,830	$39,807

Income from operations:
Americas	$46,170	$64,632	$36,211
Asia	30,804	57,721	52,455
Europe	7	3,488	(1,376)
Corporate and intersegment eliminations	(35,688)	(37,395)	(34,989)

	$41,293	$88,446	$52,301

Capital expenditures:
Americas	$18,008	$18,486	$10,298
Asia	47,413	14,283	8,519
Europe	4,592	2,233	3,281
Corporate	1,984	1,036	298

	$71,997	$36,038	$22,396

Total assets:
Americas	$650,998	$583,724	$567,494
Asia	610,596	515,414	417,694
Europe	197,132	243,872	263,025
Corporate and other	41,272	134,058	216,993

	$1,499,998	$1,477,068	$1,465,206

Geographic net sales information provided below reflects the destination of the product shipped. Long-lived assets information is based on the physical location of the asset.

	Year ended December 31,
(in thousands)	2011	2010	2009

Geographic net sales:
United States	$1,518,940	$1,764,544	$1,549,272
Asia	346,267	216,599	171,355
Europe	333,781	367,599	331,830
Other	54,042	53,401	36,796

	$2,253,030	$2,402,143	$2,089,253

Long-lived assets:
United States	$70,756	$72,386	$77,675
Asia	98,675	67,365	65,555
Europe	11,817	9,785	9,344
Other	17,744	16,237	13,160

	$198,992	$165,773	$165,734

Note 14—Employee Benefit Plans

The Company has defined contribution plans qualified under Section 401(k) of the Internal Revenue Code for the benefit of its U.S. employees. The plans cover all U.S. employees with at least one year of service. Under the provisions of the plans, the Company will match a portion of each participant’s contribution. The Company may also make discretionary contributions to the plans. During 2011, 2010 and 2009, the Company made contributions to the plans of approximately $3.5 million, $3.5 million and $3.2 million, respectively. The Company also has defined contribution benefit plans for certain of its international employees primarily dictated by the custom of the regions in which it operates. During 2011, 2010 and 2009, the Company made contributions to the international plans of approximately $0.3 million, $0.3 million and $0.2 million, respectively.

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

Note 16—Restructuring and Thailand Flood Related Charges, Net of Insurance

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

The Company recognized restructuring charges during 2011, 2010 and 2009 primarily related to the closure of facilities, capacity reduction and reductions in workforce in certain facilities worldwide. These charges were recorded pursuant to plans developed and approved by management.

The following table summarizes the 2011 activity in the accrued restructuring balances related to the various restructuring activities initiated during 2011, 2010 and 2009:

	Balance as of				Foreign	Balance as of
	December 31,	Restructuring	Cash	Non-Cash	Exchange	December 31,
(in thousands)	2010	Charges	Payment	Activity	Adjustments	2011

2011 Restructuring:
Severance	$—	$2,386	$(2,215)	$—	$18	$189
Lease facility costs	—	1,958	(294)	—	—	1,664
Other exit costs	—	514	(159)	(355)	—	—

	—	4,858	(2,668)	(355)	18	1,853
2010 Restructuring:
Severance	1,767	(503)	(1,317)	—	87	34
Other exit costs	709	181	(872)	—	2	20

	2,476	(322)	(2,189)	—	89	54
2009 Restructuring:
Lease facility costs	1,506	—	(1,161)	—	57	402
Other exit costs	27	(21)	(6)	—	—	—

	1,533	(21)	(1,167)	—	57	402

Total	$4,009	$4,515	$(6,024)	$(355)	$164	$2,309

The components of the restructuring charges initiated during 2011 were as follows:

(in thousands)	Americas	Europe	Asia	Total

Severance costs	$421	$1,829	$136	$2,386
Facility lease costs	—	1,335	623	1,958
Other exit costs	22	203	289	514

	$443	$3,367	$1,048	$4,858

During 2011, the Company recognized $2.4 million of employee termination costs associated with the involuntary terminations of 196 employees in connection with reductions in workforce of certain facilities worldwide. In Europe, these involuntary terminations were in connection with the closure of the Dublin, Ireland facility. The identified involuntary employee terminations by reportable geographic region amounted to approximately 107, 38 and 51 for the Americas, Asia and Europe, respectively. The Company also recorded approximately $2.0 million for facility lease obligations and approximately $0.5 million for other exit costs, including $0.4 million of asset impairments associated with the closure of certain leased facilities.

The following table summarizes the 2010 activity in the accrued restructuring balances related to the various restructuring activities initiated during 2010 and 2009:

	Balance as of				Foreign	Balance as of
	December 31,	Restructuring	Cash	Non-Cash	Exchange	December 31,
(in thousands)	2009	Charges	Payment	Activity	Adjustments	2010

2010 Restructuring:
Severance	$—	$4,164	$(2,401)	$—	$4	$1,767
Leased facility costs	—	494	(494)	—	—	—
Other exit costs	—	1,167	(458)	—	—	709

	—	5,825	(3,353)	—	4	2,476
2009 Restructuring:
Severance	1,099	134	(1,235)	—	2	—
Lease facility costs	2,472	99	(835)	—	(230)	1,506
Other exit costs	113	901	(882)	(105)	—	27

	3,684	1,134	(2,952)	(105)	(228)	1,533

Total	$3,684	$6,959	$(6,305)	$(105)	$(224)	$4,009

The components of the restructuring charges initiated during 2010 were as follows:

(in thousands)	Americas	Europe	Asia	Total

Severance costs	$1,388	$1,374	$1,384	$4,146
Facility lease costs	494	—	—	494
Other exit costs	369	137	679	1,185

	$2,251	$1,511	$2,063	$5,825

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

The components of the restructuring charges initiated during 2009 were as follows:

(in thousands)	Americas	Europe	Asia	Total

Severance costs	$1,262	$2,100	$939	$4,301
Facility lease costs	139	2,704	—	2,843
Other exit costs	920	144	30	1,094

	$2,321	$4,948	$969	$8,238

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

The Company’s facilities in Ayudhaya, Thailand were flooded and remained closed from October 13, 2011 to December 20, 2011. As a result of the flooding and temporary closing of these facilities, the Company has recognized estimated property losses of $46.2 million and incurred $13.4 million of flood related costs. The Company carries property and business interruption insurance with a combined limit for real and personal property as well as business interruption insurance of approximately $300 million. As such, the Company has estimated recoveries from insurance for these property losses and flood related costs totaling $56.2 million. The Company cannot estimate the timing of the receipt of insurance proceeds it will ultimately realize, and there may be a substantial delay between the incurrence of losses and the recovery under its insurance policies

Because the situation in Thailand is still evolving, significant uncertainty remains regarding the ultimate financial impact the flooding will have on the Company.

As of December 31, 2011, Thailand flood related charges, net of insurance recoveries, were as follows (in thousands):

Inventory losses	$39,919
Property, plant and equipment losses	6,233
Other flood related costs	13,362

59,514
Estimated insurance recoveries recorded in prepaid expenses and other assets	(56,152)

$3,362

Note 17—Quarterly Financial Data (Unaudited)

The following table sets forth certain unaudited quarterly information with respect to the Company’s results of operations for the years 2011, 2010 and 2009. Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total earnings per share amounts for the fiscal year.

	2011 Quarter
(in thousands, except per share data)	1st	2nd	3rd	4th

Sales	$538,312	$585,549	$570,083	$559,086
Gross profit	37,624	37,751	34,635	28,825
Net income	14,513	14,701	19,867	2,878
Earnings per common share:
Basic	0.24	0.24	0.34	0.05
Diluted	0.24	0.24	0.34	0.05

	2010 Quarter
(in thousands, except per share data)	1st	2nd	3rd	4th

Sales	$571,905	$589,449	$613,864	$626,925
Gross profit	45,237	46,254	47,192	48,732
Net income	18,142	20,137	22,469	19,010
Earnings per common share:
Basic	0.29	0.32	0.36	0.31
Diluted	0.28	0.32	0.36	0.31

	2009 Quarter
(in thousands, except per share data)	1st	2nd	3rd	4th

Sales	$496,767	$481,802	$510,461	$600,223
Gross profit	31,636	34,500	36,534	43,395
Net income	9,238	11,501	16,137	16,505
Earnings per common share:
Basic	0.14	0.18	0.25	0.26
Diluted	0.14	0.18	0.25	0.25

Note 18—Supplemental Cash Flow Information

The following is additional information concerning supplemental disclosures of cash payments.

	Year ended December 31,
(in thousands)	2011	2010	2009

Income taxes paid, net	$7,759	$8,577	$6,170
Interest paid	$1,290	$1,324	$1,354

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Benchmark Electronics, Inc.:

We have audited the accompanying consolidated balance sheets of Benchmark Electronics, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Benchmark Electronics, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Benchmark Electronics, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

(signed) KPMG LLP

Houston, Texas

February 28, 2012

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included below.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders

Benchmark Electronics, Inc.:

We have audited Benchmark Electronics, Inc.’s (the Company’s) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Benchmark Electronics, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Benchmark Electronics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Benchmark Electronics, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 28, 2012, expressed an unqualified opinion on those consolidated financial statements.

(signed) KPMG LLP

Houston, Texas

February 28, 2012

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information under the captions “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders (the 2012 Proxy Statement), to be filed not later than 120 days after the close of the Company’s fiscal year, is incorporated herein by reference in response to this item.

Item 11. Executive Compensation

The information under the captions “Compensation Discussion and Analysis” and “Report of Compensation Committee” in the 2012 Proxy Statement, to be filed not later than 120 days after the close of the Company’s fiscal year, is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information under the caption “Common Share Ownership of Certain Beneficial Owners and Management” in the 2012 Proxy Statement, to be filed not later than 120 days after the close of the Company’s fiscal year, is incorporated herein by reference in response to this item.

The following table sets forth certain information relating to our equity compensation plans as of December 31, 2011.

Number of
	securities to be		Weighted-		Number of
	issued upon		average exercise		securities
	exercise of		price of		remaining
	outstanding		outstanding		available
	options, warrants		options, warrants		for future
Plan Category	and rights		and rights		issuance

Equity compensation plans approved by security holders	4,674,801	(1)	$19.69	(1)	4,401,041

Total	4,674,801				4,401,041

(1) Includes 150,641 restricted share units, phantom stock awards and performance restricted share units. The weighted-average exercise price does not take these awards into account.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information under the caption “Election of Directors” in the 2012 Proxy Statement, to be filed not later than 120 days after the close of the Company’s fiscal year, is incorporated herein by reference in response to this item.

Item 14. Principal Accounting Fees and Services

The information under the caption “Audit Committee Report to Shareholders” in the 2012 Proxy Statement, to be filed not later than 120 days after the close of the Company’s fiscal year, is incorporated herein by reference in response to this item.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) (1) Financial statements of the Company filed as part of this report:

See Item 8 - Financial Statements and Supplementary Data.

(2) Financial statement schedule filed as part of this report:

Schedule II - Valuation Accounts

	Additions
	Balance at				Balance at
	Beginning	Charges to			End of
(in thousands)	of Period	Operations	Other	Deductions	Period

Year ended December 31, 2011:
Allowance for doubtful accounts (1)	$586	546	(23)	15	1,094

Year ended December 31, 2010:
Allowance for doubtful accounts (1)	$417	385	(29)	187	586

Year ended December 31, 2009:
Allowance for doubtful accounts (1)	$1,072	(51)	(6)	598	417

(1)	Deductions in the allowance for doubtful accounts represent write-offs, net of recoveries, of amounts determined to be uncollectible.

Report of Independent Registered Public Accounting Firm on Schedule

The Board of Directors and Shareholders

Benchmark Electronics, Inc.:

Under date of February 28, 2012, we reported on the consolidated balance sheets of Benchmark Electronics, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011, in this annual report on Form 10-K for the year 2011. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule included in Item 15(a)2. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

(signed) KPMG LLP

Houston, Texas

February 28, 2012

(3) Exhibits

Each exhibit marked with an asterisk is filed with this Annual Report on Form 10-K.

Exhibit
Number	Description

2.1	—	Agreement and Plan of Merger dated October 16, 2006 among the Company, Autobahn Acquisition Corp. and Pemstar Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated October 16, 2006 and filed on October 18, 2006 (Commission file number 1-10560)).

3.1	—	Restated Articles of Incorporation of the Company dated May 10, 1990 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration Number 33-46316) (the “Registration Statement”)).

3.2	—	Amendment to the Restated Articles of Incorporation of the Company adopted by the shareholders of the Company on May 20, 1997 (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (Commission file number 1-10560)).

3.3	—	Amendment to the Restated Articles of Incorporation of the Company approved by the shareholders of the Company on August 13, 2002 (incorporated by reference to Exhibit 4.7 to the Company’s Form S-8 (Registration Number 333-103183)).

3.4	—	Amended and Restated Bylaws of the Company dated May 18, 2006 (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K dated May 18, 2006 and filed on May 19, 2006 (Commission file number 1-10560)).

3.5	—	Amendment to the Restated Articles of Incorporation of the Company approved by the shareholders of the Company on May 10, 2006 (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K dated October 16, 2006 and filed on October 16, 2006 (Commission file number 1-10560)).

4.1	—	Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registration Statement).

4.2	—	Amendment to the Restated Articles of Incorporation of the Company adopted by the shareholders of the Company on May 20, 1997 (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (Commission file number 1-10560)).

4.3	—	Specimen form of certificate evidencing the Common Share (incorporated by reference to Exhibit 4.3 to the Registration Statement).

4.4	—	Rights Agreement dated December 11, 1998 between the Company and Harris Trust Savings Bank, as Rights Agent, together with the following exhibits thereto: Exhibit A — Form of Statement of Resolution Establishing Series A Cumulative Junior Participating Preferred Stock of Benchmark Electronics, Inc.; Exhibit B — Form of Right Certificate; and Exhibit C — Summary of Rights to Purchase Preferred Stock of Benchmark Electronics, Inc. (incorporated by reference to Exhibit 1 to the Company’s Form 8A12B filed December 11, 1998 (Commission file number 1-10560)).

4.5	—	Statement of Resolution Establishing Series A Cumulative Junior Participating Preferred Stock of the Company (incorporated by reference to Exhibit B of the Rights Agreement dated December 11, 1998 between the Company and Harris Trust Savings Bank, as Rights Agent, included as Exhibit 1 to the Company’s Form 8A12B filed December 11, 1998 (Commission file number 1-10560)).

4.6	—	Summary of Rights to Purchase Preferred Stock of the Company (incorporated by reference to Exhibit 3 to the Company’s Form 8A12B/A filed December 22, 1998 (Commission file number 1-10560)).

4.7	—	Amendment to the Restated Articles of Incorporation of the Company approved by the shareholders of the Company on August 13, 2002 (incorporated by reference to Exhibit 4.7 to the Company’s Form S-8 (Registration Number 333-103183)).

4.8	—	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K dated May 18, 2006 and filed on May 19, 2006 (Commission file number 1-10560)).

4.9	—	Amendment to the Restated Articles of Incorporation of the Company approved by the shareholders of the Company on May 10, 2006 (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K dated October 16, 2006 and filed on October 16, 2006 (Commission file number 1-10560)).

4.10	—	Amendment No. 1 dated as of December 10, 2008, to the Rights Agreement dated as of December 11, 1998 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K dated December 10, 2008 and filed on December 11, 2008 (Commission file number 1-10560)).

4.11	—	Amendment No. 2 dated as of May 18, 2010, to the Rights Agreement dated as of December 11, 1998, as amended by Amendment No. 1 dated as of December 10, 2008 (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-A12B/A filed May 25, 2010 (Commission file number 1-10560)).

10.1	—	Form of Indemnity Agreement between the Company and its directors and executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (Commission file number 1-10560)).

10.2	—	Benchmark Electronics, Inc. 2000 Stock Awards Plan (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 (Registration Number 333-54186)).

10.3	—	Form of incentive stock option agreement for use under the 2000 Stock Awards Plan (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 (Registration Number 333-54186)).

10.4	—	Form of phantom stock agreement for use under the 2000 Stock Awards Plan (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission file number 1-10560)).

10.5	—	Form of nonqualified stock option agreement for use under the 2000 Stock Awards Plan (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 20088 (Commission file number 1-10560)).

10.6	—	Form of restricted stock agreement for use under the 2000 Stock Awards Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated March 17, 2008 (Commission file number 1-10560)).

10.7	—	Benchmark Electronics, Inc. Deferred Compensation Plan dated as of December 16, 2008 (incorporated by reference to Exhibit 99.1 to the Company’s Form S-8 (Registration Number 333-156202)).

10.8	—	Guarantee dated September 10, 1998 by the Company in favor of Kilmore Developments Limited (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (Commission file number 1-10560)).

10.9	—	Lease Agreement dated March 9, 2001 by and between BEI Electronics Ireland Limited and Canada Life Assurance (Ireland) Limited (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission file number 1-10560)).

10.10	—	Third Amended and Restated Credit Agreement dated as of December 21, 2007 among the Company; the borrowing subsidiaries; the lenders party thereto; JPMorgan Chase Bank, N.A. as administrative agent, collateral agent and issuing lender; Bank of America, N.A., Wells Fargo Bank, N.A. and Comerica Bank as co-documentation agents; and J.P. Morgan Securities Inc. as lead arranger (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K dated December 21, 2007 and filed on December 27, 2007 (Commission file number 1-10560)).

10.11	—	Employment Agreement between the Company and Gayla J. Delly effective December 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated November 11, 2005 and filed on November 15, 2005 (Commission file number 1-10560)).

10.12	—	Employment Agreement between the Company and Donald F. Adam dated as of March 10, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated March 10, 2009 (Commission file number 1-10560)).

10.13	—	Benchmark Electronics, Inc. 2002 Stock Option Plan for Non-Employee Directors (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed April 15, 2002 (Commission file number 1-10560)).

10.14	—	Code of Conduct (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (Commission file number 1-10560)).

10.15	—	Amendment No. 1 to the Benchmark Electronics, Inc. 2002 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 99.3 to the Company’s Form 8-K dated May 18, 2006 filed on May 19, 2006 (Commission file number 1-10560)).

10.16	—	Benchmark Electronics, Inc. 2010 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (Registration Number 333-168426)).

10.17	—	Form of option award agreement for use under the 2010 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-8 (Registration Number 333-168426)).

10.18	—	Form of restricted share award agreement for use under the 2010 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-8 (Registration Number 333-168426)).

10.19	—	Form of restricted stock unit award agreement for use under the 2010 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-8 (Registration Number 333-168426)).

10.20	—	Employment Termination and Settlement Agreement dated November 8, 2011 between the Company and Cary T. Fu (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated November 8, 2011 (Commission file number 1-10560)).

10.21	—	Consulting Services and Non-Compete Agreement dated November 8, 2011 between the Company and Cary T. Fu (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated November 8, 2011 (Commission file number 1-10560)).

10.22	—	Amended and Restated Employment Agreement dated November 8, 2011 between the Company and Gayla J. Delly (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K dated November 8, 2011 (Commission file number 1-10560)).

11	—	Statement regarding Computation of Per-Share Earnings (incorporated by reference to “Notes to Consolidated Financial Statements, Note 1(j) – Earnings Per Share” in Item 8 of this report).

21*	—	Subsidiaries of Benchmark Electronics, Inc.

23*	—	Consent of Independent Registered Public Accounting Firm concerning incorporation by reference in the Company’s Registration Statements on Form S-8 (Registration No. 333-28997, No. 333-103183, No. 333-101744, No. 333-156202 and No. 333-168427).

31.1*	—	Section 302 Certification of Chief Executive Officer

31.2*	—	Section 302 Certification of Chief Financial Officer

32.1*	—	Section 1350 Certification of Chief Executive Officer

32.2*	—	Section 1350 Certification of Chief Financial Officer

101.INS (1)	XBRL Instance Document

101.SCH (1)	XBRL Taxonomy Extension Schema Document

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document

101.DEF (1)	XBRL Taxonomy Extension Definition Linkbase Document

(1) XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934 and otherwise is not subject to liability under these sections.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BENCHMARK ELECTRONICS, INC.

By:	/s/ Gayla J. Delly
Gayla J. Delly
Chief Executive Officer
Date: February 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Name	Position	Date

/s/ Cary T. Fu	Chairman of the Board	February 27, 2012
Cary T. Fu

/s/ Gayla J. Delly	President, Chief Executive Officer and Director	February 27, 2012
Gayla J. Delly	(principal executive officer)

/s/ Donald F. Adam	Chief Financial Officer	February 27, 2012
Donald F. Adam	(principal financial and accounting officer)

/s/ Michael R. Dawson	Director	February 27, 2012
Michael R. Dawson

/s/ Peter G. Dorflinger	Director	February 27, 2012
Peter G. Dorflinger

/s/ Douglas G. Duncan	Director	February 27, 2012
Douglas G. Duncan

/s/ David W. Scheible	Director	February 27, 2012
David W. Scheible

/s/ Bernee D.L. Strom	Director	February 27, 2012
Bernee D.L. Strom

/s/ Clay C. Williams	Director	February 27, 2012
Clay C. Williams

