Form 10-Q
period 2012-03-31
BENCHMARK ELECTRONICS INC
filed 2012-05-08
CIK 863436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012.

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

As of May 7, 2012 there were 57,655,865 Common Shares of Benchmark Electronics, Inc., par value $0.10 per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31,	December 31,
(in thousands, except par value)	2012	2011
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$256,668	$283,920
Accounts receivable, net of allowance for doubtful accounts of $1,438 and $1,094, respectively	475,739	425,936
Inventories, net	403,989	391,580
Prepaid expenses and other assets	64,318	84,723
Income taxes receivable	11,199	6,667
Deferred income taxes	6,735	8,175

Total current assets	1,218,648	1,201,001
Long-term investments	25,294	24,673
Property, plant and equipment, net of accumulated depreciation of $319,228 and $312,983 respectively	167,853	163,660
Goodwill, net	37,912	37,912
Deferred income taxes	37,061	37,420
Other, net	35,141	35,332

	$1,521,909	$1,499,998

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of capital lease obligations	$437	$419
Accounts payable	301,988	285,671
Income taxes payable	5,819	5,224
Accrued liabilities	57,223	60,636

Total current liabilities	365,467	351,950
Capital lease obligations, less current installments	10,488	10,600
Other long-term liabilities	22,142	21,700
Shareholders’ equity:
Preferred shares, $0.10 par value; 5,000 shares authorized, none issued	—	—
Common shares, $0.10 par value; 145,000 shares authorized; issued – 57,969 and 57,902, respectively; outstanding – 57,858 and 57,791, respectively	5,786	5,779
Additional paid-in capital	674,430	674,498
Retained earnings	453,627	449,193
Accumulated other comprehensive loss	(9,759)	(13,450)
Less treasury shares, at cost; 111 shares	(272)	(272)

Total shareholders’ equity	1,123,812	1,115,748
Commitments and contingencies
	$1,521,909	$1,499,998

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share data)	2012	2011

Sales	$593,417	$538,312
Cost of sales	552,909	500,688

Gross profit	40,508	37,624
Selling, general and administrative expenses	22,501	21,843
Restructuring charges	(36)	—
Thailand flood related charges	10,218	—

Income from operations	7,825	15,781
Interest expense	(325)	(332)
Interest income	378	404
Other income (expense)	366	(435)

Income before income taxes	8,244	15,418
Income tax expense	2,646	905

Net income	$5,598	$14,513

Earnings per share:
Basic	$0.10	$0.24

Diluted	$0.10	$0.24

Weighted-average number of shares outstanding:
Basic	57,484	60,919

Diluted	57,853	61,482

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended
	March 31,
(in thousands)	2012	2011

Net income	$5,598	$14,513
Other comprehensive income (loss):
Foreign currency translation adjustments	3,047	4,584
Unrealized gain on investments, net of tax	646	229
Other	(2)	13

Comprehensive income	$9,289	$19,339

The components of accumulated other comprehensive loss are as follows:

	March 31,	December 31,
(in thousands)	2012	2011

Foreign currency translation adjustments	$(6,627)	$(9,674)
Unrealized loss on investments, net of tax	(2,681)	(3,327)
Other	(451)	(449)

Accumulated other comprehensive loss	$(9,759)	$(13,450)

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders’ Equity

(unaudited)

					Accumulated
			Additional		other		Total
		Common	paid-in	Retained	comprehensive	Treasury	shareholders’
(in thousands)	Shares	shares	capital	earnings	loss	shares	equity

Balances, December 31, 2011	57,791	$5,779	$674,498	$449,193	$(13,450)	$(272)	$1,115,748
Stock-based compensation expense	—	—	1,276	—	—	—	1,276
Shares repurchased and retired	(256)	(26)	(2,745)	(1,164)	—	—	(3,935)
Stock options exercised	116	12	1,353	—	—	—	1,365
Issuance of restricted shares, net of forfeitures	207	21	(21)	—	—	—	—
Excess tax benefit of stock-based compensation	—	—	69	—	—	—	69
Comprehensive income	—	—	—	5,598	3,691	—	9,289

Balances, March 31, 2012	57,858	$5,786	$674,430	$453,627	$(9,759)	$(272)	$1,123,812

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
	March 31,
(in thousands)	2012	2011

Cash flows from operating activities:
Net income	$5,598	$14,513
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,455	8,429
Deferred income taxes	1,798	510
(Gain) loss on the sale of property, plant and equipment	(68)	2
Asset impairment	—	24
Stock-based compensation expense	1,276	1,124
Excess tax shortfall (benefits) from stock-based compensation	1	(15)
Changes in operating assets and liabilities:
Accounts receivable	(48,927)	38,569
Inventories	(11,377)	(30,278)
Prepaid expenses and other assets	10,680	288
Accounts payable	15,877	(12,611)
Accrued liabilities	(3,531)	(3,348)
Income taxes	(3,603)	(3,033)

Net cash provided by (used in) operations	(23,821)	14,174

Cash flows from investing activities:
Proceeds from sales and redemptions of investments	25	1,750
Additions to property, plant and equipment	(11,554)	(25,609)
Proceeds from the sale of property, plant and equipment	72	25
Additions to purchased software	(394)	(495)
Thailand flood property insurance proceeds	9,966	—

Net cash used in investing activities	(1,885)	(24,329)

Cash flows from financing activities:
Proceeds from stock options exercised	1,365	839
Excess tax (shortfall) benefits from stock-based compensation	(1)	15
Principal payments on capital lease obligations	(94)	(80)
Share repurchases	(3,935)	(4,554)

Net cash used in financing activities	(2,665)	(3,780)

Effect of exchange rate changes	1,119	1,117

Net decrease in cash and cash equivalents	(27,252)	(12,818)
Cash and cash equivalents at beginning of year	283,920	346,345

Cash and cash equivalents at March 31	$256,668	$333,527

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(amounts in thousands, except per share data, unless otherwise noted)

(unaudited)

Note 1 – Basis of Presentation

Benchmark Electronics, Inc. (the Company) is a Texas corporation that provides worldwide integrated manufacturing services. The Company provides services to original equipment manufacturers (OEMs) of computers and related products for business enterprises, medical devices, industrial control equipment, which includes equipment for the aerospace and defense industry, testing and instrumentation products and telecommunication equipment. The Company has manufacturing operations located in the Americas, Asia and Europe.

The condensed consolidated financial statements included herein have been prepared by the Company without an audit pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). The financial statements reflect all normal and recurring adjustments which in the opinion of management are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in accordance with generally accepted accounting principles. Actual results could differ from those estimates.

During the second quarter of 2011, management of the Company identified immaterial errors related to costs incorrectly capitalized to inventory and accounting for consigned inventory at one of the Company’s foreign locations. The March 31, 2011 condensed consolidated financial statements presented herein reflect the corrections of these immaterial errors. The correction for the three months ended March 31, 2011 resulted in a $0.8 million increase in cost of goods sold and a $0.8 million ($0.01 per diluted share) decrease in net income as previously reported. The revisions had no impact on the Company’s net cash flows from operating activities.

Certain reclassifications of prior period amounts have been made to conform to the current presentation.

Note 2 – Stock-Based Compensation

The Benchmark Electronics, Inc. 2000 Stock Awards Plan (the 2000 Plan) and the Benchmark Electronics, Inc. 2010 Omnibus Incentive Compensation Plan (the 2010 Plan) authorize the Company, upon recommendation of the compensation committee of the Board of Directors, to grant a variety of types of awards, including stock options, restricted shares, restricted stock units, stock appreciation rights, performance compensation awards, phantom stock awards and deferred share units, or any combination thereof, to any director, officer, employee or consultant (including any prospective director, officer, employee or consultant) of the Company. Stock options are granted to employees with an exercise price equal to the market price of the Company’s common shares on the date of grant, generally vest over a four-year period from the date of grant and have a term of ten years. Restricted shares, restricted stock units and phantom stock awards granted to employees generally vest over a four-year period from the date of grant, subject to the continued employment of the employee by the Company. The 2000 Plan expired on February 16, 2010 and no additional grants can be made under that plan. The 2010 Plan was approved by the Company’s shareholders on May 18, 2010 and replaced the 2000 Plan. Members of the Board of Directors who are not employees of the Company also receive equity awards under the 2010 Plan. In 2011, these awards were in the form of restricted stock units, which vest in equal quarterly installments over a one year period, starting from the grant date. As of March 31, 2012, 3.5 million additional common shares are available for issuance under the Company’s existing plans.

All share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on their fair values. The total compensation cost recognized for stock-based awards was $1.3 million and $1.1 million for the three months ended March 31, 2012 and 2011, respectively. The total income tax benefit recognized in the income statement for stock-based awards was $0.2 million and $0.3 million for the three months ended March 31, 2012 and 2011, respectively. The compensation expense for stock-based awards includes an estimate for forfeitures and is recognized over the vesting period of the awards using the straight-line method. Cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards (excess tax benefits) are classified as cash flows from financing activities. Awards of restricted shares, restricted stock units, performance restricted stock units and phantom stock are valued at the closing market price of the Company’s common shares on the date of grant. For restricted stock unit awards with performance conditions, compensation expense is based on the probability that the performance goals will be achieved, which is monitored by management throughout the requisite service period. If it becomes probable, based on the Company’s expectation of performance during the measurement period, that more or less than the current estimate of the awarded shares will vest, an adjustment to stock-based compensation expense will be recognized as a change in accounting estimate.

As of March 31, 2012, there was approximately $6.1 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 2.0 years. As of March 31, 2012, there was $6.3 million of total unrecognized compensation cost related to restricted share awards. That cost is expected to be recognized over a weighted-average period of 3.2 years. As of March 31, 2012, there was $1.8 million of total unrecognized compensation cost related to restricted stock units and phantom stock awards. That cost is expected to be recognized over a weighted-average period of 2.9 years. As of March 31, 2012, there was $2.6 million of total unrecognized compensation cost related to performance based restricted stock units. That cost is expected to be recognized over a weighted-average period of 3.5 years.

During the three months ended March 31, 2012 and 2011, the Company issued 0.4 million and 0.4 million stock options, respectively. The weighted-average assumptions used to value the options granted during the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended
	March 31,
	2012	2011

Expected term of options	6.3 years	6.4 years
Expected volatility	42%	41%
Risk-free interest rate	1.314%	2.679%
Dividend yield	zero	zero

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

The weighted-average fair value per option granted during the three months ended March 31, 2012 and 2011 was $6.85 and $8.15, respectively. The total cash received as a result of stock option exercises for the three months ended March 31, 2012 and 2011 was approximately $1.4 million and $0.8 million, respectively. The actual tax benefit realized as a result of stock option exercises and the vesting of other share-based awards during the three months ended March 31, 2012 and 2011 was $0.5 million and $0.2 million, respectively. For the three months ended March 31, 2012 and 2011, the total intrinsic value of stock options exercised was $0.6 million and $0.4 million, respectively.

The Company issued performance based restricted stock unit awards to employees during the three months ended March 31, 2012 and 2011. The number of performance based restricted stock unit awards that will ultimately be earned will not be determined until the end of the performance periods, which are in December 31, 2014 and 2015, and may vary from as low as zero to as high as three times the target number depending on the level of achievement of certain performance goals. The level of achievement of these goals is based upon the audited financial results of the Company for the last full calendar year within the performance period (the years ending December 31, 2014 and 2015) as compared to the base year (the years ended December 31, 2010 and 2011). The performance goals consist of certain levels of achievement using the following financial metrics: revenue growth, operating income margin expansion, and return on invested capital. If the performance goals are not met based on the Company’s financial results, the applicable performance based restricted stock unit awards will not vest and will be forfeited.

The following table summarizes the activities relating to the Company’s stock options:

			Weighted-
		Weighted-	Average
		Exercise	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
(in thousands, except per share data)	Options	Price	Term (Years)	Value

Outstanding as of December 31, 2011	4,525	$19.69	5.05
Granted	417	$15.80
Exercised	(116)	$11.81
Forfeited or expired	(89)	$18.70

Outstanding as of March 31, 2012	4,737	$19.56	5.26	$3,495

Exercisable as of March 31, 2012	3,665	$20.52	4.28	$2,304

The aggregate intrinsic value in the table above is before income taxes and is calculated as the difference between the exercise price of the underlying options and the Company’s closing stock price as of the last business day of the period ended March 31, 2012 for options that had exercise prices that were below the closing price.

The following table summarizes the activities related to the Company’s restricted shares:

		Weighted-
		Average
		Grant Date
(in thousands, except per share data)	Shares	Fair Value

Non-vested shares outstanding as of December 31, 2011	244	$18.23
Granted	205	$15.57
Vested	(44)	$18.42
Forfeited	(17)	$17.74

Non-vested shares outstanding as of March 31, 2012	388	$16.82

The following table summarizes the activities related to the Company’s time based restricted stock units and phantom stock awards:

		Weighted-
		Average
		Grant Date
(in thousands, except per share data)	Shares	Fair Value

Non-vested shares outstanding as of December 31, 2011	83	$17.88
Granted	54	$16.03
Vested	(19)	$17.68
Forfeited	(2)	$18.05

Non-vested shares outstanding as of March 31, 2012	116	$17.05

The following table summarizes the activities related to the Company’s performance based restricted stock unit awards:

		Weighted-
		Average
		Grant Date
(in thousands, except per share data)	Shares	Fair Value
Non-vested shares outstanding as of December 31, 2011	68	$18.57
Granted(1)	103	$15.11
Forfeited	(7)	$18.57

Non-vested shares outstanding as of March 31, 2012	164	$16.39

(1) Represents target number of shares that can vest based on the achievement of certain performance criteria.

Note 3 – Earnings Per Share

Basic earnings per share is computed using the weighted-average number of shares outstanding. Diluted earnings per share is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding stock equivalents during the three months ended March 31, 2012 and 2011. Stock equivalents include common shares issuable upon the exercise of stock options and other equity instruments, and are computed using the treasury stock method. Under the treasury stock method, the exercise price of a share, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of estimated tax benefits that would be recorded in paid-in-capital, if any, when the share is exercised are assumed to be used to repurchase shares in the current period.

The following table sets forth the calculation of basic and diluted earnings per share.

	Three Months Ended
	March 31,
(in thousands, except per share data)	2012	2011

Net income	$5,598	$14,513

Denominator for basic earnings per share - weighted-average number of common shares outstanding during the period	57,484	60,919
Incremental common shares attributable to exercise of outstanding dilutive options	212	444
Incremental common shares attributable to outstanding restricted shares, restricted stock units and phantom stock	157	119
Denominator for diluted earnings per share	57,853	61,482
Basic earnings per share	$0.10	$0.24
Diluted earnings per share	$0.10	$0.24

Options to purchase 3.4 million and 2.7 million common shares for the three months ended March 31, 2012 and 2011, respectively, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

Note 4 – Goodwill and Other Intangible Assets

Goodwill associated with the Company’s Asia business segment totaled $37.9 million at both March 31, 2012 and December 31, 2011. Accumulated goodwill impairment losses associated with the Company’s Americas and Europe business segments totaled $247.5 million at both March 31, 2012 and December 31, 2011.

Other assets consist primarily of acquired identifiable intangible assets, capitalized purchased software costs and assets held for sale. Other intangible assets as of March 31, 2012 and December 31, 2011 were as follows:

	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
Customer relationships	$17,807	$(9,382)	$8,425
Technology licenses	11,300	(7,111)	4,189
Other	868	(124)	744

Other intangible assets, March 31, 2012	$29,975	$(16,617)	$13,358

	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
Customer relationships	$17,763	$(8,916)	$8,847
Technology licenses	11,300	(6,974)	4,326
Other	868	(118)	750
Other intangible assets, December 31, 2011	$29,931	$(16,008)	$13,923

Customer relationships are being amortized on a straight-line basis over a period of ten years. Technology licenses are being amortized over their estimated useful lives in proportion to the economic benefits consumed. Amortization of other intangible assets for the three months ended March 31, 2012 and 2011 was $0.6 million and $0.8 million, respectively.

The estimated future amortization expense of other intangible assets for each of the next five years is as follows:

Year ending December 31,	Amount

2012 (remaining nine months)	$2,128
2013	2,573
2014	2,573
2015	2,573
2016	2,507

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

Interest on outstanding borrowings under the U.S. Credit Agreement is payable quarterly, at the Company’s option, at either LIBOR plus 0.75% to 1.75% or a prime rate plus 0.00% to 0.25%, based upon the Company’s debt ratio as specified in the U.S. Credit Agreement. A commitment fee of 0.15% to 0.35% per annum (based upon the Company’s debt ratio as specified in the U.S. Credit Agreement) on the unused portion of the revolving credit line is payable quarterly in arrears. As of both March 31, 2012 and December 31, 2011, the Company had no borrowings outstanding under the U.S. Credit Agreement and $100 million was available for future borrowings.

The U.S. Credit Agreement is secured by the Company’s domestic inventory and accounts receivable, 100% of the stock of the Company’s domestic subsidiaries, 65% of the voting capital stock of each direct foreign subsidiary and substantially all of the other tangible and intangible assets of the Company and its domestic subsidiaries. The U.S. Credit Agreement contains customary financial covenants as to working capital, debt leverage, fixed charges and consolidated net worth, and restricts the ability of the Company to incur additional debt, pay dividends, repurchase shares, sell assets and to merge or consolidate with other persons. As of March 31, 2012, the Company was in compliance with all such covenants and restrictions.

The Company’s Thailand subsidiary has a multi-purpose credit facility with Kasikornbank Public Company Limited (the Thai Credit Facility) that provides for approximately $11.3 million (350 million Thai baht) in working capital availability. The Thai Credit Facility is secured by land and buildings in Thailand. Availability of funds under the Thai Credit Facility is reviewed annually and is currently accessible through October 2012. As of March 31, 2012 and December 31, 2011, the Company’s Thailand subsidiary had no working capital borrowings outstanding.

Note 6 – Inventories

Inventory costs are summarized as follows:

	March 31,	December 31,
(in thousands)	2012	2011

Raw materials	$282,324	$293,618
Work in process	87,028	71,574
Finished goods	34,637	26,388
	$403,989	$391,580

Note 7 – Income Taxes

Income tax expense consists of the following:

	Three Months Ended
	March 31,
(in thousands)	2012	2011

Federal – Current	$144	$338
Foreign – Current	678	21
State – Current	26	36
Deferred	1,798	510
	$2,646	$905

In 2012, income tax expense differs from the amount computed by applying the U.S. federal statutory income tax rate to income before income tax primarily due to the impact of tax incentives and tax holidays in foreign locations, state income taxes (net of federal benefit), and adjustments to valuation allowances on deferred tax assets.

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

The Company has been granted certain tax incentives, including tax holidays, for its subsidiaries in China, Malaysia and Thailand. These tax incentives, including tax holidays, expire on various dates through 2015, and are subject to certain conditions with which the Company expects to comply. The net impact of these tax incentives was to lower income tax expense for the three month periods ended March 31, 2012 and 2011 by approximately $0.9 million (approximately $0.02 per diluted share) and $2.6 million (approximately $0.04 per diluted share), respectively.

As of March 31, 2012, the total amount of the reserve for uncertain tax benefits including interest and penalties is $21.4 million. The reserve is classified as a current or long-term liability in the consolidated balance sheet based on the Company’s expectation of when the items will be settled. The amount of accrued potential interest and penalties on unrecognized tax benefits included in the reserve as of March 31, 2012 is $1.6 million and $1.6 million, respectively. No material changes affected the reserve during the three months ended March 31, 2012.

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

	Three Months Ended
	March 31,
	2012	2011
Net sales:
Americas	$352,616	$320,471
Asia	235,117	205,624
Europe	37,440	42,809
Elimination of intersegment sales	(31,756)	(30,592)
	$593,417	$538,312

Depreciation and amortization:
Americas	$3,440	$3,854
Asia	3,558	3,094
Europe	672	655
Corporate	785	826
	$8,455	$8,429

Income from operations:
Americas	$12,778	$12,592
Asia	4,047	10,758
Europe	672	842
Corporate and intersegment eliminations	(9,672)	(8,411)
	$7,825	$15,781

Capital expenditures:
Americas	$5,265	$3,165
Asia	5,411	22,245
Europe	703	191
Corporate	569	503
	$11,948	$26,104

	March 31,	December 31,
	2012	2011
Total assets:
Americas	$640,106	$650,998
Asia	635,136	610,596
Europe	194,871	197,132
Corporate and other	51,796	41,272
	$1,521,909	$1,499,998

Geographic net sales information reflects the destination of the product shipped. Long-lived assets information is based upon the physical location of the asset.

	Three Months Ended
	March 31,
	2012	2011
Geographic net sales:
United States	$421,978	$358,816
Asia	97,706	71,397
Europe	62,914	95,394
Other Foreign	10,819	12,705
	$593,417	$538,312

	March 31,	December 31,
	2012	2011
Long-lived assets:
United States	$73,012	$70,756
Asia	100,733	98,675
Europe	11,908	11,817
Other	17,341	17,744
	$202,994	$198,992

Note 9 – Supplemental Cash Flow Information

The following is additional information concerning supplemental disclosures of cash payments.

	Three Months Ended
	March 31,
	2012	2011

Income taxes paid, net	$4,450	$3,359
Interest paid	320	330

Note 10 – Contingencies

The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Note 11 – Impact of Recently Enacted Accounting Standards

In September 2011, the Financial Accounting Standards Board (FASB) issued an accounting standards update that gives an entity the option to perform a qualitative assessment in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. Based on this qualitative assessment, if the fair value of a reporting unit is not less than its carrying amount, the entity is not required to perform the two-step goodwill impairment test. The Company adopted the provisions of this update January 1, 2012. The adoption of this standard had no material impact on the Company’s consolidated financial statements and footnote disclosures.

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

The Company has determined that all other recently issued accounting standards will not have a material impact on its consolidated financial position, results of operations or cash flows, or do not apply to its operations.

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

The Company recognized restructuring charges during 2012, 2011, 2010 and 2009 primarily related to the closure of facilities, capacity reduction and reductions in workforce in certain facilities worldwide. These charges were recorded pursuant to plans developed and approved by management.

The following table summarizes the 2012 activity in the accrued restructuring balances related to the various restructuring activities initiated prior to March 31, 2012:

	Balance as of			Foreign	Balance as of
	December 31,	Restructuring	Cash	Exchange	March 31,
(in thousands)	2011	Charges	Payment	Adjustments	2012

2012 Restructuring:
Severance	$—	$217	$(50)	$—	$167
Lease facility costs	—	188	—	—	188
	—	405	(50)	—	355
2011 Restructuring:
Severance	189	(74)	(561)	(11)	(457)
Lease facility costs	1,664	(452)	(223)	38	1,027
Other exit costs	—	17	(17)	—	—
	1,853	(509)	(801)	27	570
2010 Restructuring:
Severance	34	—	(30)	—	4
Other exit costs	20	68	(72)	1	17
	54	68	(102)	1	21
2009 Restructuring:
Lease facility costs	402	—	(166)	—	236
	402	—	(166)	—	236
Total	$2,309	$(36)	$(1,119)	$28	$1,182

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

The carrying amounts of cash equivalents, accounts receivable, accrued liabilities, accounts payable and capital lease obligations approximate fair value. As of March 31, 2012, $28.0 million (par value) of long-term investments were recorded at fair value. The long-term investments consist of auction rate securities, primarily secured by guaranteed student loans backed by a U.S. government agency, and are classified as available-for-sale. These investments are of a high credit quality with a majority having AAA type credit ratings because of the government agency guarantee and other insurance. Auction rate securities are adjustable rate debt instruments whose interest rates were intended to reset every 7 to 35 days through an auction process. Overall changes in the global credit and capital markets led to failed auctions for these securities beginning in early 2008. These failed auctions, in addition to overall global economic conditions, impacted the liquidity of these investments and resulted in the Company continuing to hold these securities beyond their typical auction reset dates. The market for these types of securities remains illiquid as of March 31, 2012. These securities are classified as long-term investments, and the contractual maturity of these securities is over ten years.

These long-term investments were valued using Level 3 inputs as of March 31, 2012, as the assets were subject to valuation using significant unobservable inputs. The Company estimated the fair value of each security with the assistance of an independent valuation firm using a discounted cash flow model to calculate the present value of projected cash flows based on a number of inputs and assumptions, including the security structure and terms, the current market conditions and the related impact on the expected weighted-average life, interest rate estimates and default risk of the securities.

As of March 31, 2012, the Company has recorded an unrealized loss of $2.7 million on the long-term investments based upon this valuation. This unrealized loss reduced the fair value of the Company’s auction rate securities as of March 31, 2012 to $25.3 million. These investments have been in an unrealized loss position for greater than 12 months. During the three months ended March 31, 2012 and 2011, the Company recorded unrealized gains of $0.6 million and $0.2 million, respectively, on its long-term investments.

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

Based on these assessments, the Company has determined that there is no credit loss associated with its auction rate securities as of March 31, 2012, as shown by the cash flows expected to be received over the remaining life of the securities.

The following table provides a reconciliation of the beginning and ending balance of the Company’s auction rate securities classified as long-term investments measured at fair value using significant unobservable inputs (Level 3 inputs):

(in thousands)	2012	2011

Balance as of January 1	$24,673	$35,297
Net unrealized gains included in other comprehensive loss	646	229
Sales of investments at par value	(25)	(1,750)
Balance as of March 31	$25,294	$33,776
Unrealized losses still held as of March 31	$2,681	$3,624

The cumulative unrealized loss is included as a component of accumulated other comprehensive loss within shareholders’ equity in the accompanying consolidated balance sheet. As of March 31, 2012, there were no long-term investments measured at fair value using Level 1 or Level 2 inputs. All income generated from these investments is recorded as interest income.

Note 14 – Thailand Flood Related Charges

The Company’s facilities in Ayudhaya, Thailand were flooded and remained closed from October 13, 2011 to December 20, 2011. As a result of the flooding and temporary closing of these facilities, the Company recognized estimated property losses of $46.2 million and incurred $13.4 million of flood related costs during the three months ended December 31, 2011. During the three months ended March 31, 2012, the Company recognized additional Thailand flood related charges totaling $10.2 million. These charges consist of costs directly attributable to the Thailand flood which are expected to be recovered from insurance in subsequent periods. The Company carried property and business interruption insurance with a combined limit for real and personal property as well as business interruption insurance of approximately $300 million. As such, the Company recorded estimated recoveries from insurance for these property losses and flood related costs totaling $56.2 million during the three months ended December 31, 2011. During the three months ended March 31, 2012, the Company received $20.0 million of insurance proceeds which included $10.0 million for Thailand property losses and $10.0 million for other flood related costs. As of March 31, 2012, the Company has a receivable for estimated unreimbursed recoveries from insurance for these property losses and flood related costs totaling $36.2 million. The Company cannot estimate the timing of the receipt of insurance proceeds it will ultimately realize, and there may be a substantial delay between the incurrence of losses and the recovery under its insurance policies. As a result of the flooding, the Company has been unable to renew or otherwise obtain adequate cost-effective flood insurance to cover assets at its facilities in Thailand. The Company continues to investigate all flood risk-mitigation alternatives in Thailand, including but not limited to coverage through private insurance and the Thailand Disaster Insurance Scheme. In the event the Company was to experience a significant uninsured loss in Thailand or elsewhere, it could have a material adverse effect on its business, financial condition and results of operations.

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

OVERVIEW

We are a worldwide provider of integrated manufacturing services. We provide our services to original equipment manufacturers (OEMs) of computers and related products for business enterprises, medical devices, industrial control equipment (which includes equipment for the aerospace and defense industry), testing and instrumentation products, and telecommunication equipment. The services that we provide are commonly referred to as electronics manufacturing services (EMS). We offer our customers comprehensive and integrated design and manufacturing services from initial product design to volume production, including direct order fulfillment and post deployment services. Our manufacturing and assembly operations include printed circuit boards and subsystem assembly, box build and systems integration, the process of integrating subsystems and, often, downloading and integrating software, to produce a fully configured product. Our precision technology manufacturing capabilities complement our proven electronic manufacturing expertise by providing further vertical integration of critical mechanical components. These capabilities include precision machining, advanced metal joining, and functional testing for multiple industries including medical, instrumentation, aerospace and semiconductor capital equipment. We also are able to provide specialized engineering services, including product design, printed circuit board layout, prototyping, and test development. We believe that we have developed strengths in the manufacturing process for large, complex, high-density printed circuit boards as well as the ability to manufacture high and low volume products in lower cost regions such as Brazil, China, Malaysia, Mexico, Romania and Thailand.

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

Our cost of sales includes the cost of materials, electronic components and other items that comprise the products we manufacture, the cost of labor and manufacturing overhead and adjustments for excess and obsolete inventory. Our procurement of materials for production requires us to commit significant working capital to our operations and to manage the purchasing, receiving, inspection and stocking of materials. Although we bear the risk of fluctuations in the cost of materials and excess scrap, we periodically negotiate cost of materials adjustments with our customers. Our gross margin for any product depends on the sales price, the proportionate mix of the cost of materials in the product and the cost of labor and manufacturing overhead allocated to the product. We typically have the potential to realize higher gross margins on products where the proportionate level of labor and manufacturing overhead is greater than that of materials. As we gain experience in manufacturing a product, we usually achieve increased efficiencies, which result in lower labor and manufacturing overhead costs for that product and higher gross margins. Our operating results are impacted by the level of capacity utilization of manufacturing facilities. Operating income margins have generally improved during periods of high production volume and high capacity utilization. During periods of low production volume, we generally have idle capacity and reduced operating income margins.

Severe Flooding in Thailand and Suspension of Thailand Operations

Our facilities in Ayudhaya, Thailand were flooded and remained closed from October 13, 2011 to December 20, 2011. As a result of the flooding and temporary closing of our facilities, we recognized estimated property losses of $46.2 million and incurred $13.4 million of flood related costs during the three months ended December 31, 2011. During the three months ended March 31, 2012, we recognized additional other flood related charges totaling $10.2 million. These charges consist of costs directly attributable to the Thailand flood which are expected to be recovered from insurance in subsequent periods. We carried property and business interruption insurance that we believe was appropriate and adequate for this situation. Our combined limit for real and personal property as well as business interruption insurance was approximately $300 million. As such, we recorded estimated recoveries from insurance for these property losses and flood related costs totaling $56.2 million during the three months ended December 31, 2011. During the three months ended March 31, 2012, we received $20.0 million of insurance proceeds which included $10.0 million for Thailand property losses and $10.0 million for other flood related costs. As of March 31, 2012, we have a receivable for estimated unreimbursed recoveries from insurance for these property losses and flood related costs totaling $36.2 million. As a result of the flooding, we have been unable to renew or otherwise obtain adequate cost-effective flood insurance to cover assets at our facilities in Thailand. We continue to investigate all flood risk-mitigation alternatives in Thailand, including but not limited to coverage through private insurance and the Thailand Disaster Insurance Scheme. We maintain insurance on all our properties and operations—including our assets in Thailand—for risks and in amounts customary in the industry. Such insurance includes general liability, property & casualty, and directors & officer’s liability coverage. Not all losses are insured, and we retain certain risks of loss through deductibles, limits and self-retentions. In the event we were to experience a significant uninsured loss in Thailand or elsewhere, it could have a material adverse effect on our business, financial condition and results of operations.

The Ayudhaya, Thailand facilities are among our largest, generating approximately 24% of our revenue in 2011 prior to the flood. As a result, the impact on revenue and operations was significant in the fourth quarter of 2011. The recovery effort from the Thailand flood is ongoing and our operations will be negatively impacted by the effects of the flood for the next several quarters. We are managing the situation on an ongoing basis and are working to mitigate the impact to us and our customers.

We and our customers implemented contingency and recovery plans as a result of the flood to help enable us to meet customer needs. As part of those plans, we restarted production at our Korat, Thailand facility in November 2011, and we shifted production from our Ayudhaya facilities to our various other sites around the globe. As a result of the capital purchases associated with our contingency and recovery plans, we have incurred approximately $14 million in capital expenditures and expect to incur up to $15 million in the remainder of 2012.

Summary of Results

Sales for the three months ended March 31, 2012 increased 10% to $593.4 million compared to $538.3 million for the same period of 2011. During the three months ended March 31, 2012, sales to customers in the computers and related products for business enterprises industry, telecommunication equipment industry, medical devices and industrial control equipment industry increased 25%, 19%, 13% and 8%, respectively, from 2011. In the first three months of 2012, these increases were partially offset by a 34% decrease in sales to customers in the testing and instrumentation products industry.

Our future sales are dependent on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on us. A substantial percentage of our sales have been made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. Sales to our ten largest customers represented 59% and 53% of our sales in the three months ended March 31, 2012 and 2011, respectively. Our largest customer represented 17% of our sales during the three months ended March 31, 2012.

Our gross profit as a percentage of sales decreased to 6.8% for the three months ended March 31, 2012 from 7.0% in the same period of 2011 primarily due to sales mix changes, new program ramp costs, in addition to the impact of duplicative and program transition costs related to the Thailand flooding. We experience fluctuations in gross profit from period to period. Different programs contribute different gross profits depending on factors such as the types of services involved, location of production, size of the program, complexity of the product, and level of material costs associated with the various products. Moreover, new programs can contribute relatively less to our gross profit in their early stages when manufacturing volumes are usually lower, resulting in inefficiencies and unabsorbed manufacturing overhead costs. In addition, a number of our new and higher volume programs remain subject to competitive constraints that could exert downward pressure on our margins. During periods of low production volume, we generally have idle capacity and reduced gross profit.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Our significant accounting policies are summarized in Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to accounts receivable, inventories, insurance receivable, income taxes, long-lived assets, stock-based compensation and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

During the second half of 2011, we evaluated the recoverability of our deferred tax assets using the criteria described above and concluded that our projected future taxable income in the U.S. is sufficient to utilize additional net operating loss carryforwards and other deferred tax assets. As a result, we reduced our valuation allowance by $19.1 million in the U.S. and, at the same time, decreased our valuation allowance by $1.5 million in foreign jurisdictions.

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

Our subsidiary in Thailand has filed for a refund of $8.4 million of previously paid income taxes, which is included in other assets. The Thailand tax authorities are currently conducting an examination of the applicable filings. During 2011, we recorded a reserve for uncertain tax benefits of $7.1 million against this receivable.

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

Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss would be recognized to the extent that the carrying amount exceeds the asset’s fair value. Goodwill is measured at the reporting unit level, which we have determined to be consistent with our operating segments as defined in Note 8 to the Condensed Consolidated Financial Statements in Item 1 of this report, by determining the fair values of the reporting units and comparing those fair values to the carrying values, including goodwill, of the reporting unit. We completed the annual impairment test during the fourth quarter of 2011 and determined that no impairment existed as of December 31, 2011. We estimated that the fair value of our Asia business segment exceeded its carrying amount by approximately 25% at the time our 2011 impairment test was performed. As of March 31, 2012, we had goodwill associated with our Asia business segment of approximately $37.9 million. Circumstances that may lead to future impairment of goodwill include unforeseen decreases in future performance or industry demand, the restructuring of our operations as a result of a change in our business strategy or other factors.

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

	Three Months Ended
	March 31,
	2012	2011
Sales	100.0%	100.0%
Cost of sales	93.2	93.0
Gross profit	6.8	7.0
Selling, general and administrative expenses	3.8	4.1
Restructuring charges	(0.0)	—
Thailand flood related charges	1.7	—
Income from operations	1.3	2.9
Other income (expense), net	0.1	(0.1)
Income before income taxes	1.4	2.9
Income tax expense	0.4	0.2
Net income	1.0%	2.7%

Sales

Sales for the first quarter of 2012 were $593.4 million, a 10% increase from sales of $538.3 million for the same quarter in 2011. The following table sets forth, for the periods indicated, the percentages of our sales by industry sector.

	Three Months Ended
	March 31,
	2012	2011
Computers and related products for business enterprises	31%	27%
Industrial control equipment	27	28
Telecommunication equipment	25	23
Medical devices	9	9
Testing and instrumentation products	8	13
	100%	100%

During the three months ended March 31, 2012, sales to customers in the computers and related products for business enterprises industry, telecommunication equipment industry, medical devices and industrial control equipment industry increased 25%, 19%, 13% and 8%, respectively, from the same period in 2011. In the first three months of 2012, these increases were partially offset by a 34% decrease in sales to customers in the testing and instrumentation products industry.

Our future sales are dependent on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on us. A substantial percentage of our sales have been made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. Sales to our ten largest customers represented 59% and 53% of our sales in the three months ended March 31, 2012 and 2011, respectively. Our largest customer represented 17% of our sales during the three months ended March 31, 2012.

Our international operations are subject to the risks of doing business abroad. See Part II, Item 1A of this report for factors pertaining to our international sales and fluctuations in the exchange rates of foreign currency and for further discussion of potential adverse effects in operating results associated with the risks of doing business abroad. During the first three months of both 2012 and 2011, 51% of our sales were from our international operations.

Gross Profit

Gross profit increased 8% to $40.5 million for the three months ended March 31, 2012 from $37.6 million in the same period of 2011 due primarily to an increase in sales. Gross profit as a percentage of sales decreased to 6.8% during the first quarter of 2012 from 7.0% in the first quarter of 2011 primarily due to sales mix changes, new program ramp costs, and the impact of duplicative and program transition costs related to the Thailand flooding. We experience fluctuations in gross profit from period to period. Different programs contribute different gross profits depending on factors such as the types of services involved, location of production, size of the program, complexity of the product and level of material costs associated with the various products. Moreover, new programs can contribute relatively less to our gross profit in their early stages when manufacturing volumes are usually lower, resulting in inefficiencies and under-absorbed manufacturing overhead costs. In addition, a number of our new and higher volume programs remain subject to competitive constraints that could exert downward pressure on our margins. During periods of low production volume, we generally have idle capacity and reduced gross profit.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 3% to $22.5 million in the first quarter of 2012 from $21.8 million in the first quarter of 2011. The increase in selling, general and administrative expenses is primarily due to higher variable compensation expenses. Selling, general and administrative expenses, as a percentage of sales, were 3.8% and 4.1%, respectively, for the first quarters of 2012 and 2011. The decrease in selling, general and administrative expenses as a percentage of sales is primarily associated with the impact of higher sales volumes in the first quarter of 2012.

Thailand Flood Related Charges

We recognized $10.2 million in Thailand flood related charges during the first quarter of 2012. These charges consist of costs directly attributable to the Thailand flood, which are expected to be recovered from insurance in subsequent periods. See Note 14 to the Condensed Consolidated Financial Statements in Item 1 of this report.

Income Tax Expense

Income tax expense of $2.6 million represented an effective tax rate of 32.1% for the three months ended March 31, 2012, compared with $0.9 million that represented an effective tax rate of 5.9% for the same period in 2011. In 2012, we recorded a $0.6 million discrete tax expense related to changes in tax rates in foreign jurisdictions. In 2011, we recorded a $1.1 million tax benefit as a result of a decrease in valuation allowances on deferred tax assets and a $0.6 million discrete tax benefit as a result of a 2010 tax rate incentive received by one of our China subsidiaries during the first quarter of 2011. Excluding these tax items, the effective tax rate would have been 17.0% in 2011 compared to 23.9% in 2012. This increase in the effective tax rate is primarily related to a shift in the proportion of the consolidated taxable income earned in jurisdictions taxed at higher rates. See Note 7 to the Condensed Consolidated Financial Statements in Item 1 of this report.

Net Income

We reported net income of $5.6 million, or diluted earnings per share of $0.10 for the first three months of 2012, compared with net income of $14.5 million, or diluted earnings per share of $0.24 for the same period of 2011. The net decrease of $8.9 million from 2011 was primarily due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our growth and operations through funds generated from operations and proceeds from the sale and maturity of our investments. Cash and cash equivalents totaled $256.7 million at March 31, 2012 and $283.9 million at December 31, 2011, of which $175.9 million at March 31, 2012 and $195.9 million at December 31, 2011 was held outside the U.S. in various foreign subsidiaries. Substantially all of the amounts held outside of the U.S. are intended to be indefinitely reinvested in foreign operations. Under current tax laws and regulations, if cash and cash equivalents held outside the U.S. were to be distributed to the U.S. in the form of dividends or otherwise, we would be subject to additional U.S. income taxes and foreign withholding taxes.

Cash used in operating activities was $23.8 million for the three months ended March 31, 2012. The cash used in operations during 2012 consisted primarily of $5.6 million of net income adjusted for $8.5 million of depreciation and amortization, a $10.7 million decrease in prepaid expenses and other assets, and a $15.9 million increase in accounts payable, offset by a $48.9 million increase in accounts receivable, and an $11.4 million increase in inventories. Working capital was $853.2 million at March 31, 2012 and $849.0 million at December 31, 2011.

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

Cash used in investing activities was $1.9 million for the three months ended March 31, 2012 primarily due to the purchases of additional property, plant and equipment totaling $11.6 million, offset by Thailand flood property insurance proceeds $10.0 million. Purchases of additional property, plant and equipment were primarily of machinery and equipment in the Americas and Asia.

Cash used in financing activities was $2.7 million for the three months ended March 31, 2012. Share repurchases totaled $3.9 million, and we received $1.4 million from the exercise of stock options.

Under the terms of a credit agreement (the U.S. Credit Agreement), we have a $100.0 million five-year revolving credit facility to be used for general corporate purposes with a maturity date of December 21, 2012. The U.S. Credit Agreement includes an accordion feature under which total commitments under the facility may be increased by an additional $100 million, subject to satisfaction of certain conditions and lender approval. Interest on outstanding borrowings under the U.S. Credit Agreement is payable quarterly, at our option, at LIBOR plus 0.75% to 1.75% or a prime rate plus 0.00% to 0.25%, based upon our debt ratio as specified in the U.S. Credit Agreement. A commitment fee of 0.15% to 0.35% per annum (based upon our debt ratio as specified in the U.S. Credit Agreement) on the unused portion of the revolving credit line is payable quarterly in arrears. As of both March 31, 2012 and December 31, 2011, we had no borrowings outstanding under the U.S. Credit Agreement and $100.0 million was available for future borrowings.

The U.S. Credit Agreement is secured by our domestic inventory and accounts receivable, 100% of the stock of our domestic subsidiaries, and 65% of the voting capital stock of each direct foreign subsidiary and substantially all of our and our domestic subsidiaries’ other tangible and intangible assets. The U.S. Credit Agreement contains customary financial covenants as to working capital, debt leverage, fixed charges and consolidated net worth, and restricts our ability to incur additional debt, pay dividends, repurchase shares, sell assets and merge or consolidate with other persons. As of March 31, 2012, we were in compliance with all such covenants and restrictions.

Our Thailand subsidiary has a multi-purpose credit facility with Kasikornbank Public Company Limited (the Thai Credit Facility) that provides for approximately $11.3 million (350 million Thai baht) in working capital availability. The Thai Credit Facility is secured by land and buildings in Thailand. The availability of funds under the Thai Credit Facility is reviewed annually and is currently accessible through October 2012. As of both March 31, 2012 and December 31, 2011, our Thailand subsidiary had no working capital borrowings outstanding.

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

As of March 31, 2012, we had cash and cash equivalents totaling $256.7 million and $100.0 million available for borrowings under the U.S. Credit Agreement. We expect that our cash position will continue to be impacted by the expenditures related to recovery from the flooding of our facilities in Ayudhaya, Thailand. Specifically, we anticipate that our overall cash flow for the quarter ended June 30, 2012, and possibly beyond, will be negative. During the next twelve months, we believe our capital expenditures will be approximately $30 million to $35 million, principally for machinery and equipment to support our ongoing business around the globe, excluding capital expenditures for the recovery and reinstatement of our Thailand facilities which could be up to $15 million.

On March 3, 2010, our Board of Directors approved the repurchase of up to $100 million of our outstanding common shares (the 2010 Repurchase Program). As of March 31, 2012, we have $31.2 million remaining under the 2010 Repurchase Program to repurchase additional shares. We are under no commitment or obligation to repurchase any particular amount of common shares. Management believes that our existing cash balances and funds generated from operations will be sufficient to permit us to meet our liquidity requirements over the next twelve months. Management further believes that our ongoing cash flows from operations and any borrowings we may incur under our credit facilities will enable us to meet operating cash requirements in future years. Should we desire to consummate significant acquisition opportunities, our capital needs would increase and could possibly result in our need to increase available borrowings under our revolving credit facility or access public or private debt and equity markets. There can be no assurance, however, that we would be successful in raising additional debt or equity on terms that we would consider acceptable

CONTRACTUAL OBLIGATIONS

We have certain contractual obligations for operating leases that were summarized in a table of Contractual Obligations in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes to our contractual obligations, outside of the ordinary course of our business, since December 31, 2011.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2012, we did not have any significant off-balance sheet arrangements.

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

We do not use derivative financial instruments for speculative purposes. As of March 31, 2012, we did not have any foreign currency hedges. In the future, significant transactions involving our international operations may cause us to consider engaging in hedging transactions to attempt to mitigate our exposure to fluctuations in foreign exchange rates. These exposures are primarily, but not limited to, vendor payments and intercompany balances in currencies other than the currency in which our foreign operations primarily generate and expend cash. Our international operations in some instances operate in a natural hedge because both operating expenses and a portion of sales are denominated in local currency. Our sales are substantially denominated in U.S. dollars. Our foreign currency cash flows are generated in certain Asian and European countries, Mexico and Brazil.

We are also exposed to market risk for changes in interest rates, a portion of which relates to our invested cash balances. We do not use derivative financial instruments in our investing activities. We place cash and cash equivalents and investments with various major financial institutions. We protect our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by generally investing in investment grade securities. As of March 31, 2012, the outstanding amount in the long-term investment portfolio included $28.0 million (par value) of auction rate securities with an average annual return of approximately 0.30%.

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

Exhibits 31.1 and 31.2 are the Certifications of the CEO and the CFO, respectively. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This Item is the information concerning the Evaluation referred to in the Section 302 Certifications, and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

We are involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position or results of operations.

Item 1A.  Risk Factors.

The risk factor set forth below is in addition to the risk factors set forth in Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The risk of uninsured losses will be borne by Benchmark.

As a result of the massive flooding in the Fall of 2011, we have been unable to renew or otherwise obtain adequate cost-effective flood insurance to cover assets at our facilities in Thailand. We continue to investigate all flood risk-mitigation alternatives in Thailand, including but not limited to coverage through private insurance and the Thailand Disaster Insurance Scheme. We maintain insurance on all our properties and operations—including our assets in Thailand—for risks and in amounts customary in the industry. Such insurance includes general liability, property & casualty, and directors & officer’s liability coverage. Not all losses are insured, and we retain certain risks of loss through deductibles, limits and self-retentions. In the event we were to experience a significant uninsured loss in Thailand or elsewhere, it could have a material adverse effect on our business, financial condition and results of operations.

Item 2.     Unregistered Sales Of Equity Securities And Use Of Proceeds.

(c) The following table provides information about the Company repurchases of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the quarter ended March 31, 2012, at a total cost of $3.9 million:

ISSUER PURCHASES OF EQUITY SECURITIES
(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares (or	Dollar Value)
			Units)	of Shares (or
			Purchased as	Units) that
	(a) Total		Part of	May Yet Be
	Number of	(b) Average	Publicly	Purchased
	Shares (or	Price Paid per	Announced	Under the
	Units)	Share (or	Plans or	Plans or
Period	Purchased (1)	Unit) (2)	Programs	Programs (3)
January 1 to 31, 2012	135,600	$ 14.12	135,600	$33.2 million
February 1 to 29, 2012	—	—	—	$33.2 million
March 1 to 31, 2012	120,000	$ 16.80	120,000	$31.2 million
Total	255,600	$ 15.38	255,600

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

During the three months ended March 31, 2012, the Company repurchased a total of 0.3 million common shares for $3.9 million at an average price of $15.38 per share. All share purchases were made in the open market and the shares repurchased through March 31, 2012 were retired.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 8, 2012.

BENCHMARK ELECTRONICS, INC.

(Registrant)

By: /s/ Gayla J. Delly

Gayla J. Delly

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

