Form 10-Q
period 2012-06-30
BENCHMARK ELECTRONICS INC
filed 2012-08-08
CIK 863436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012.

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

As of August 7, 2012 there were 56,125,197 Common Shares of Benchmark Electronics, Inc., par value $0.10 per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30,	December 31,
(in thousands, except par value)	2012	2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$280,812	$283,920
Accounts receivable, net of allowance for doubtful accounts of $1,382 and $1,094, respectively	457,969	425,936
Inventories, net	387,665	391,580
Prepaid expenses and other assets	60,517	84,723
Income taxes receivable	9,442	6,667
Deferred income taxes	4,763	8,175

Total current assets	1,201,168	1,201,001
Long-term investments	15,729	24,673
Property, plant and equipment, net of accumulated depreciation of $317,354 and $312,983 respectively	168,483	163,660
Goodwill, net	37,912	37,912
Deferred income taxes	36,288	37,420
Other, net	33,377	35,332

	$1,492,957	$1,499,998

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of capital lease obligations	$458	$419
Accounts payable	277,042	285,671
Income taxes payable	4,088	5,224
Accrued liabilities	62,400	60,636

Total current liabilities	343,988	351,950
Capital lease obligations, less current installments	10,361	10,600
Other long-term liabilities	22,169	21,700
Shareholders’ equity:
Preferred shares, $0.10 par value; 5,000 shares authorized, none issued	—	—
Common shares, $0.10 par value; 145,000 shares authorized; issued – 56,692 and 57,902, respectively; outstanding – 56,581 and 57,791, respectively	5,658	5,779
Additional paid-in capital	662,287	674,498
Retained earnings	462,597	449,193
Accumulated other comprehensive loss	(13,831)	(13,450)
Less treasury shares, at cost; 111 shares	(272)	(272)

Total shareholders’ equity	1,116,439	1,115,748
Commitments and contingencies

	$1,492,957	$1,499,998

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2012	2011	2012	2011

Sales	$630,031	$585,549	$1,223,448	$1,123,861
Cost of sales	584,040	547,798	1,136,949	1,048,486

Gross profit	45,991	37,751	86,499	75,375
Selling, general and administrative expenses	22,779	23,105	45,280	44,948
Restructuring charges	286	480	250	480
Thailand flood related charges	4,658	—	14,876	—

Income from operations	18,268	14,166	26,093	29,947
Interest expense	(322)	(331)	(647)	(663)
Interest income	231	443	609	847
Other income (expense)	(448)	731	(82)	296

Income before income taxes	17,729	15,009	25,973	30,427
Income tax expense	4,149	308	6,795	1,213

Net income	$13,580	$14,701	$19,178	$29,214

Earnings per share:
Basic	$0.24	$0.24	$0.34	$0.48

Diluted	$0.24	$0.24	$0.33	$0.48

Weighted-average number of shares outstanding:
Basic	56,963	60,159	57,223	60,537

Diluted	57,198	60,567	57,599	61,125

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2012	2011	2012	2011

Net income	$13,580	$14,701	$19,178	$29,214
Other comprehensive income (loss):
Foreign currency translation adjustments	(3,534)	1,253	(487)	5,837
Unrealized gain (loss) on investments, net of tax	(565)	525	81	754
Other	27	20	25	33

Comprehensive income	$9,508	$16,499	$18,797	$35,838

The components of accumulated other comprehensive loss are as follows:

	June 30,	December 31,
(in thousands)	2012	2011

Foreign currency translation adjustments	$(10,161)	$(9,674)
Unrealized loss on investments, net of tax	(3,246)	(3,327)
Other	(424)	(449)

Accumulated other comprehensive loss	$(13,831)	$(13,450)

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders’ Equity

(unaudited)

					Accumulated
			Additional		other		Total
		Common	paid-in	Retained	comprehensive	Treasury	shareholders’
(in thousands)	Shares	shares	capital	earnings	loss	shares	equity

Balances, December 31, 2011	57,791	$5,779	$674,498	$449,193	$(13,450)	$(272)	$1,115,748
Stock-based compensation expense	—	—	3,050	—	—	—	3,050
Shares repurchased and retired	(1,615)	(162)	(17,356)	(5,774)	—	—	(23,292)
Stock options exercised	192	20	2,236	—	—	—	2,256
Issuance of restricted shares, net of forfeitures	213	21	(21)	—	—	—	—
Excess tax shortfall of stock-based compensation	—	—	(120)	—	—	—	(120)
Comprehensive income (loss)	—	—	—	19,178	(381)	—	18,797

Balances, June 30, 2012	56,581	$5,658	$662,287	$462,597	$(13,831)	$(272)	$1,116,439

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
	June 30,
(in thousands)	2012	2011

Cash flows from operating activities:
Net income	$19,178	$29,214
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,443	17,387
Deferred income taxes	4,244	968
Gain on the sale of property, plant and equipment	(190)	(35)
Asset impairment	—	24
Stock-based compensation expense	3,050	2,640
Excess tax benefit from stock-based compensation	(22)	(41)
Changes in operating assets and liabilities:
Accounts receivable	(33,503)	5,236
Inventories	1,908	(32,030)
Prepaid expenses and other assets	14,659	6,175
Accounts payable	(8,044)	(3,463)
Accrued liabilities	2,346	(7,199)
Income taxes	(3,455)	(7,132)

Net cash provided by operations	17,614	11,744

Cash flows from investing activities:
Proceeds from sales and redemptions of investments	9,025	7,150
Additions to property, plant and equipment	(20,426)	(36,328)
Proceeds from the sale of property, plant and equipment	198	150
Additions to purchased software	(460)	(499)
Thailand flood property insurance proceeds	9,966	—

Net cash used in investing activities	(1,697)	(29,527)

Cash flows from financing activities:
Proceeds from stock options exercised	2,256	1,455
Excess tax benefits from stock-based compensation	22	41
Principal payments on capital lease obligations	(200)	(180)
Share repurchases	(23,292)	(24,680)

Net cash used in financing activities	(21,214)	(23,364)

Effect of exchange rate changes	2,189	1,310

Net decrease in cash and cash equivalents	(3,108)	(39,837)
Cash and cash equivalents at beginning of year	283,920	346,345

Cash and cash equivalents at June 30	$280,812	$306,508

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

Note 2 – Stock-Based Compensation

The Benchmark Electronics, Inc. 2000 Stock Awards Plan (the 2000 Plan) and the Benchmark Electronics, Inc. 2010 Omnibus Incentive Compensation Plan (the 2010 Plan) authorize the Company, upon recommendation of the compensation committee of the Board of Directors, to grant a variety of types of awards, including stock options, restricted shares, restricted stock units, stock appreciation rights, performance compensation awards, phantom stock awards and deferred share units, or any combination thereof, to any director, officer, employee or consultant (including any prospective director, officer, employee or consultant) of the Company. Stock options are granted to employees with an exercise price equal to the market price of the Company’s common shares on the date of grant, generally vest over a four-year period from the date of grant and have a term of ten years. Restricted shares, restricted stock units and phantom stock awards granted to employees generally vest over a four-year period from the date of grant, subject to the continued employment of the employee by the Company. The 2000 Plan expired on February 16, 2010 and no additional grants can be made under that plan. The 2010 Plan was approved by the Company’s shareholders on May 18, 2010 and replaced the 2000 Plan. Members of the Board of Directors who are not employees of the Company also receive equity awards under the 2010 Plan. Beginning in 2011, these awards were in the form of restricted stock units, which vest in equal quarterly installments over a one-year period, starting from the grant date. As of June 30, 2012, 3.0 million additional common shares are available for issuance under the Company’s existing plans.

All share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on their fair values. The total compensation cost recognized for stock-based awards was $1.8 million and $3.1 million for the three and six months ended June 30, 2012, respectively, and $1.5 million and $2.6 million for the three and six months ended June 30, 2011, respectively. The total income tax benefit recognized in the income statement for stock-based awards was $0.6 million and $0.8 million for the three and six months ended June 30, 2012, respectively, and $0.5 million and $0.8 million for the three and six months ended June 30, 2011, respectively. The compensation expense for stock-based awards includes an estimate for forfeitures and is recognized over the vesting period of the awards using the straight-line method. Cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards (excess tax benefits) are classified as cash flows from financing activities. Awards of restricted shares, restricted stock units, performance restricted stock units and phantom stock are valued at the closing market price of the Company’s common shares on the date of grant. For restricted stock unit awards with performance conditions, compensation expense is based on the probability that the performance goals will be achieved which is monitored by management throughout the requisite service period. If it becomes probable, based on the Company’s expectation of performance during the measurement period, that more or less than the previous estimate of the awarded shares will vest, an adjustment to stock-based compensation expense will be recognized as a change in accounting estimate.

As of June 30, 2012, there was approximately $5.5 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 1.7 years. As of June 30, 2012, there was $5.7 million of total unrecognized compensation cost related to restricted share awards. That cost is expected to be recognized over a weighted-average period of 2.9 years. As of June 30, 2012, there was $2.0 million of total unrecognized compensation cost related to restricted stock units and phantom stock awards. That cost is expected to be recognized over a weighted-average period of 2.3 years. As of June 30, 2012, there was $2.4 million of total unrecognized compensation cost related to performance based restricted stock units. That cost is expected to be recognized over a weighted-average period of 3.3 years.

The Company issued 13 thousand and 430 thousand stock options during the three and six months ended June 30, 2012, respectively, and 3 thousand and 399 thousand stock options during the three and six months ended June 30, 2011, respectively. The weighted-average assumptions used to value the options granted during the three and six months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Expected term of options	6.0 years	5.0 years	6.7 years	6.2 years
Expected volatility	43%	42%	42%	41%
Risk-free interest rate	1.047%	1.877%	1.306%	2.674%
Dividend yield	zero	zero	zero	zero

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

The weighted-average fair value per option granted during the three and six months ended June 30, 2012 was $6.21 and $6.83, respectively. The total cash received as a result of stock option exercises for the six months ended June 30, 2012 and 2011was approximately $2.3 million and $1.5 million, respectively. The actual tax benefit realized as a result of stock option exercises and the vesting of other share-based awards during the six months ended June 30, 2012 and 2011 was $0.7 million and $0.3 million, respectively. For the six months ended June 30, 2012 and 2011, the total intrinsic value of stock options exercised was $0.9 million and $0.8 million, respectively.

The Company issued performance based restricted stock unit awards to employees during the six months ended June 30, 2012 and 2011. The number of performance based restricted stock unit awards that will ultimately be earned will not be determined until the end of the performance periods, which are in December 31, 2014 and 2015, and may vary from as low as zero to as high as three times the target number depending on the level of achievement of certain performance goals. The level of achievement of these goals is based upon the audited financial results of the Company for the last full calendar year within the performance period (the years ending December 31, 2014 and 2015) as compared to the base year (the years ended December 31, 2010 and 2011). The performance goals consist of certain levels of achievement using the following financial metrics: revenue growth, operating income margin expansion, and return on invested capital. If the performance goals are not met based on the Company’s financial results, the applicable performance based restricted stock unit awards will not vest and will be forfeited.

The following table summarizes the activities relating to the Company’s stock options:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
(in thousands, except per share data)	Options	Price	Term (Years)	Value

Outstanding as of December 31, 2011	4,525	$19.69	5.05
Granted	430	$15.77
Exercised	(192)	$11.76
Forfeited or expired	(290)	$20.46

Outstanding as of June 30, 2012	4,473	$19.61	5.11	$1,062

Exercisable as of June 30, 2012	3,425	$20.63	4.12	$742

The aggregate intrinsic value in the table above is before income taxes and is calculated as the difference between the exercise price of the underlying options and the Company’s closing stock price as of the last business day of the period ended June 30, 2012 for options that had exercise prices that were below the closing price.

The following table summarizes the activities related to the Company’s restricted shares:

		Weighted-
		Average
		Grant Date
(in thousands, except per share data)	Shares	Fair Value

Non-vested shares outstanding as of December 31, 2011	244	$18.23
Granted	207	$15.56
Vested	(44)	$18.42
Forfeited	(22)	$17.55

Non-vested shares outstanding as of June 30, 2012	385	$16.81

The following table summarizes the activities related to the Company’s time based restricted stock units and phantom stock awards:

		Weighted-
		Average
		Grant Date
(in thousands, except per share data)	Shares	Fair Value

Non-vested shares outstanding as of December 31, 2011	83	$17.88
Granted	95	$15.50
Vested	(28)	$17.35
Forfeited	(10)	$17.13

Non-vested shares outstanding as of June 30, 2012	140	$16.42

The following table summarizes the activities related to the Company’s performance based restricted stock unit awards:

		Weighted-
		Average
		Grant Date
(in thousands, except per share data)	Shares	Fair Value

Non-vested shares outstanding as of December 31, 2011	68	$18.57
Granted(1)	103	$15.11
Forfeited	(7)	$18.57

Non-vested shares outstanding as of June 30, 2012	164	$16.39

(1) Represents target number of shares that can vest based on the achievement of certain performance criteria.

Note 3 – Earnings Per Share

Basic earnings per share is computed using the weighted-average number of shares outstanding. Diluted earnings per share is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding stock equivalents during the three and six months ended June 30, 2012 and 2011. Stock equivalents include common shares issuable upon the exercise of stock options and other equity instruments, and are computed using the treasury stock method. Under the treasury stock method, the exercise price of a share, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of estimated tax benefits that would be recorded in paid-in-capital, if any, when the share is exercised are assumed to be used to repurchase shares in the current period.

The following table sets forth the calculation of basic and diluted earnings per share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2012	2011	2012	2011

Net income	$13,580	$14,701	$19,178	$29,214

Denominator for basic earnings per share - weighted-average number of common shares outstanding during the period	56,963	60,159	57,223	60,537
Incremental common shares attributable to exercise of outstanding dilutive options	124	313	173	413
Incremental common shares attributable to outstanding restricted shares, restricted stock units and phantom stock	111	95	203	175

Denominator for diluted earnings per share	57,198	60,567	57,599	61,125

Basic earnings per share	$0.24	$0.24	$0.34	$0.48

Diluted earnings per share	$0.24	$0.24	$0.33	$0.48

Options to purchase 3.8 million and 3.6 million common shares for the three and six months ended June 30, 2012, respectively, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive. Options to purchase 3.7 million and 2.9 million common shares for the three and six months ended June 30, 2011, respectively, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares.

Note 4 – Goodwill and Other Intangible Assets

Goodwill associated with the Company’s Asia business segment totaled $37.9 million at both June 30, 2012 and December 31, 2011. Accumulated goodwill impairment losses associated with the Company’s Americas and Europe business segments totaled $247.5 million at both June 30, 2012 and December 31, 2011.

Other assets consist primarily of acquired identifiable intangible assets, capitalized purchased software costs and assets held for sale. Other intangible assets as of June 30, 2012 and December 31, 2011 were as follows:

	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount

Customer relationships	$17,729	$(9,782)	$7,947
Technology licenses	11,300	(7,541)	3,759
Other	868	(129)	739

Other intangible assets, June 30, 2012	$29,897	$(17,452)	$12,445

	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount

Customer relationships	$17,763	$(8,916)	$8,847
Technology licenses	11,300	(6,974)	4,326
Other	868	(118)	750

Other intangible assets, December 31, 2011	$29,931	$(16,008)	$13,923

Customer relationships are being amortized on a straight-line basis over a period of ten years. Technology licenses are being amortized over their estimated useful lives in proportion to the economic benefits consumed. Amortization of other intangible assets for the six months ended June 30, 2012 and 2011 was $1.5 million and $2.1 million, respectively.

The estimated future amortization expense of other intangible assets for each of the next five years is as follows (in thousands):

Year ending December 31,	Amount

2012 (remaining six months)	$1,246
2013	2,573
2014	2,573
2015	2,573
2016	2,475

Note 5 – Borrowing Facilities

Under the terms of a credit agreement (the U.S. Credit Agreement), the Company had a $100 million five-year revolving credit facility for general corporate purposes. The U.S. Credit Agreement included an accordion feature under which total commitments under the facility may be increased by an additional $100 million, subject to satisfaction of certain conditions and lender approval.

Interest on outstanding borrowings under the U.S. Credit Agreement was payable quarterly, at the Company’s option, at either LIBOR plus 0.75% to 1.75% or a prime rate plus 0.00% to 0.25%, based upon the Company’s debt ratio as specified in the U.S. Credit Agreement. A commitment fee of 0.15% to 0.35% per annum (based upon the Company’s debt ratio as specified in the U.S. Credit Agreement) on the unused portion of the revolving credit line was payable quarterly in arrears. As of both June 30, 2012 and December 31, 2011, the Company had no borrowings outstanding under the U.S. Credit Agreement and $100 million was available for future borrowings.

The U.S. Credit Agreement was secured by the Company’s domestic inventory and accounts receivable, 100% of the stock of the Company’s domestic subsidiaries, 65% of the voting capital stock of each direct foreign subsidiary and substantially all of the other tangible and intangible assets of the Company and its domestic subsidiaries. The U.S. Credit Agreement contained customary financial covenants as to working capital, debt leverage, fixed charges and consolidated net worth, and restricted the ability of the Company to incur additional debt, pay dividends, repurchase shares, sell assets and merge or consolidate with other persons. As of June 30, 2012, the Company was in compliance with all such covenants and restrictions.

On July 30, 2012, the Company entered into a $200 million five-year revolving credit facility to be used for general corporate purposes. Upon entering into this new revolving credit facility, the Company terminated the U.S. Credit Agreement. This new credit facility includes an accordion feature under which total commitments under the facility may be increased by an additional $100 million, subject to satisfaction of certain conditions and lender approval. The new revolving credit agreement contains customary financial covenants as to working capital, debt leverage, fixed charges and consolidated net worth, and restricts our ability to incur additional debt, pay dividends, repurchase shares, sell assets and merge or consolidate with other persons.

The Company’s Thailand subsidiary has a multi-purpose credit facility with Kasikornbank Public Company Limited (the Thai Credit Facility) that provides for approximately $11.0 million (350 million Thai baht) in working capital availability. The Thai Credit Facility is secured by land and buildings in Thailand. Availability of funds under the Thai Credit Facility is reviewed annually and is currently accessible through October 2012. As of June 30, 2012 and December 31, 2011, the Company’s Thailand subsidiary had no working capital borrowings outstanding.

Note 6 – Inventories

Inventory costs are summarized as follows:

	June 30,	December 31,
(in thousands)	2012	2011

Raw materials	$259,077	$293,618
Work in process	79,273	71,574
Finished goods	49,315	26,388

	$387,665	$391,580

Note 7 – Income Taxes

Income tax expense consists of the following:

	Six Months Ended
	June 30,

(in thousands)	2012	2011

Federal – Current	$512	$184
Foreign – Current	1,948	(117)
State – Current	91	121
Deferred	4,244	1,025

	$6,795	$1,213

In 2012, income tax expense differs from the amount computed by applying the U.S. federal statutory income tax rate to income before income tax primarily due to the impact of tax incentives and tax holidays in foreign locations, state income taxes (net of federal benefit), and adjustments to valuation allowances on deferred tax assets.

The Company considers earnings from foreign subsidiaries to be permanently reinvested and, accordingly, no provision for U.S. federal and state income taxes has been made for these earnings. Upon distribution of foreign subsidiary earnings in the form of dividends or otherwise, such distributed earnings would be reportable for U.S. income tax purposes (subject to adjustment for foreign tax credits). Determination of the amount of any unrecognized deferred tax liability on these undistributed earnings is not practical.

The Company has been granted certain tax incentives, including tax holidays, for its subsidiaries in China, Malaysia and Thailand. These tax incentives, including tax holidays, expire on various dates through 2015, and are subject to certain conditions with which the Company expects to comply. The net impact of these tax incentives was to lower income tax expense for the six month periods ended June 30, 2012 and 2011 by approximately $3.9 million (approximately $0.07 per diluted share) and $5.5 million (approximately $0.09 per diluted share), respectively.

As of June 30, 2012, the total amount of the reserve for uncertain tax benefits including interest and penalties is $21.4 million. The reserve is classified as a current or long-term liability in the consolidated balance sheet based on the Company’s expectation of when the items will be settled. The amount of accrued potential interest and penalties on unrecognized tax benefits included in the reserve as of June 30, 2012 is $1.6 million and $1.6 million, respectively. No material changes affected the reserve during the three and six months ended June 30, 2012.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2012	2011	2012	2011

Net sales:
Americas	$372,010	$345,200	$724,626	$665,671
Asia	247,707	232,824	482,824	438,448
Europe	34,043	43,944	71,483	86,753
Elimination of intersegment sales	(23,729)	(36,419)	(55,485)	(67,011)

	$630,031	$585,549	$1,223,448	$1,123,861

Depreciation and amortization:
Americas	$3,817	$4,403	$7,257	$8,257
Asia	3,710	3,073	7,268	6,167
Europe	657	675	1,329	1,330
Corporate	804	807	1,589	1,633

	$8,988	$8,958	$17,443	$17,387

Income from operations:
Americas	$17,920	$13,969	$30,698	$26,561
Asia	10,024	8,153	14,071	18,911
Europe	61	553	733	1,395
Corporate and intersegment eliminations	(9,737)	(8,509)	(19,409)	(16,920)

	$18,268	$14,166	$26,093	$29,947

Capital expenditures:
Americas	$3,695	$7,907	$8,960	$11,072
Asia	4,963	2,172	10,374	24,417
Europe	250	564	953	755
Corporate	30	80	599	583

	$8,938	$10,723	$20,886	$36,827

	June 30,	December 31,
	2012	2011

Total assets:
Americas	$584,327	$650,998
Asia	636,502	610,596
Europe	183,749	197,132
Corporate and other	88,379	41,272

	$1,492,957	$1,499,998

Geographic net sales information reflects the destination of the product shipped. Long-lived assets information is based upon the physical location of the asset.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2012	2011	2012	2011

Geographic net sales:
United States	$455,400	$397,317	$877,378	$756,133
Asia	97,679	85,901	195,385	157,298
Europe	66,929	87,317	129,843	182,711
Other Foreign	10,023	15,014	20,842	27,719

	$630,031	$585,549	$1,223,448	$1,123,861

	June 30,	December 31,
	2012	2011

Long-lived assets:
United States	$73,070	$70,756
Asia	101,703	98,675
Europe	11,010	11,817
Other	16,077	17,744

	$201,860	$198,992

Note 9 – Supplemental Cash Flow Information

The following is additional information concerning supplemental disclosures of cash payments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
(in thousands)
Income taxes paid, net	$1,400	$3,602	$5,850	$6,961
Interest paid	313	319	633	649

Note 10 – Contingencies

The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Note 11 – Impact of Recently Enacted Accounting Standards

In September 2011, the Financial Accounting Standards Board (FASB) issued an accounting standards update that gives an entity the option to perform a qualitative assessment in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. Based on this qualitative assessment, if the fair value of a reporting unit is not less than its carrying amount, the entity is not required to perform the two-step goodwill impairment test. The Company adopted the provisions of this update January 1, 2012. The adoption of this standard had no impact on the Company’s consolidated financial statements and footnote disclosures.

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

The following table summarizes the 2012 activity in the accrued restructuring balances related to the various restructuring activities initiated prior to June 30, 2012:

	Balance as of			Foreign	Balance as of
	December 31,	Restructuring	Cash	Exchange	June 30,
(in thousands)	2011	Charges	Payment	Adjustments	2012

2012 Restructuring:
Severance	$—	$217	$(160)	$—	$57
Lease facility costs	—	88	(39)	—	49

	—	305	(199)	—	106
2011 Restructuring:
Severance	189	316	(966)	15	(446)
Lease facility costs	1,664	(452)	(397)	(18)	797
Other exit costs	—	17	(17)	—	—

	1,853	(119)	(1,380)	(3)	351
2010 Restructuring:
Severance	34	(4)	(30)	—	—
Other exit costs	20	68	(72)	—	16

	54	64	(102)	—	16
2009 Restructuring:
Lease facility costs	402	—	(333)	—	69

	402	—	(333)	—	69

Total	$2,309	$250	$(2,014)	$(3)	$542

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

The carrying amounts of cash equivalents, accounts receivable, accrued liabilities, accounts payable and capital lease obligations approximate fair value. As of June 30, 2012, $19.0 million (par value) of long-term investments were recorded at fair value. The long-term investments consist of auction rate securities, primarily secured by guaranteed student loans backed by a U.S. government agency, and are classified as available-for-sale. These investments are of a high credit quality with many having AAA type credit ratings because of the government agency guarantee and other insurance. Auction rate securities are adjustable rate debt instruments whose interest rates were intended to reset every 7 to 35 days through an auction process. Overall changes in the global credit and capital markets led to failed auctions for these securities beginning in early 2008. These failed auctions, in addition to overall global economic conditions, impacted the liquidity of these investments and resulted in the Company continuing to hold these securities beyond their typical auction reset dates. The market for these types of securities remains illiquid as of June 30, 2012. These securities are classified as long-term investments, and the contractual maturity of these securities is over ten years.

These long-term investments were valued using Level 3 inputs as of June 30, 2012, as the assets were subject to valuation using significant unobservable inputs. The Company estimated the fair value of each security with the assistance of an independent valuation firm using a discounted cash flow model to calculate the present value of projected cash flows based on a number of inputs and assumptions, including the security structure and terms, the current market conditions and the related impact on the expected weighted-average life, interest rate estimates and default risk of the securities.

As of June 30, 2012, the Company has recorded an unrealized loss of $3.2 million on the long-term investments based upon this valuation. This unrealized loss reduced the fair value of the Company’s auction rate securities as of June 30, 2012 to $15.7 million. These investments have been in an unrealized loss position for greater than 12 months. During the six months ended June 30, 2012 and 2011, the Company recorded unrealized gains of $0.1 million and $0.8 million, respectively, on its long-term investments.

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

Based on these assessments, the Company has determined that there is no credit loss associated with its auction rate securities as of June 30, 2012, as shown by the cash flows expected to be received over the remaining life of the securities.

The following table provides a reconciliation of the beginning and ending balance of the Company’s auction rate securities classified as long-term investments measured at fair value using significant unobservable inputs (Level 3 inputs):

(in thousands)	2012	2011

Balance as of January 1	$24,673	$35,297
Net unrealized gains included in other comprehensive loss	81	754
Sales of investments at par value	(9,025)	(7,150)

Balance as of June 30	$15,729	$28,901

Unrealized losses still held as of June 30	$3,246	$3,099

The cumulative unrealized loss is included as a component of accumulated other comprehensive loss within shareholders’ equity in the accompanying consolidated balance sheet. As of June 30, 2012, there were no long-term investments measured at fair value using Level 1 or Level 2 inputs. All income generated from these investments is recorded as interest income.

Note 14 – Thailand Flood Related Charges

The Company’s facilities in Ayudhaya, Thailand were flooded and remained closed from October 13, 2011 to December 20, 2011. As a result of the flooding and temporary closing of these facilities, the Company recognized estimated property losses of $46.2 million and incurred $13.4 million of flood related costs during the three months ended December 31, 2011. During the six months ended June 30, 2012, the Company recognized additional Thailand flood related charges totaling $14.9 million. These charges consist of costs directly attributable to the Thailand flood which are expected to be recovered from insurance. The Company carried property and business interruption insurance with a combined limit for real and personal property as well as business interruption insurance of approximately $300 million. As such, the Company recorded estimated recoveries from insurance for these property losses and flood related costs totaling $56.2 million during the three months ended December 31, 2011. During the six months ended June 30, 2012, the Company reduced the estimated property losses and the corresponding estimated recoveries from insurance for these property losses by $5.0 million. During the six months ended June 30, 2012, the Company received $20.0 million of insurance proceeds which included $10.0 million for Thailand property losses and $10.0 million for other flood related costs. As of June 30, 2012, the Company has a receivable for estimated unreimbursed recoveries from insurance for these property losses and flood related costs totaling $31.2 million. On August 1, 2012, the Company collected $16.6 million of this insurance receivable, and the Company believes it will collect the remaining balance in the third quarter of 2012. However, there may be a substantial delay between the incurrence of losses and the recovery under its insurance policies. As a result of the flooding, the Company has been unable to renew or otherwise obtain adequate cost-effective flood insurance to cover assets at its facilities in Thailand. The Company continues to investigate all flood risk-mitigation alternatives in Thailand, including but not limited to coverage through private insurance and the Thailand Disaster Insurance Scheme. In the event the Company was to experience a significant uninsured loss in Thailand or elsewhere, it could have a material adverse effect on its business, financial condition and results of operations.

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

Severe Flooding in Thailand and Suspension of Thailand Operations

Our facilities in Ayudhaya, Thailand were flooded and remained closed from October 13, 2011 to December 20, 2011. As a result of the flooding and temporary closing of our facilities, we recognized estimated property losses of $46.2 million and incurred $13.4 million of flood related costs during the three months ended December 31, 2011. During the six months ended June 30, 2012, we recognized additional other flood related charges totaling $14.9 million. These charges consist of costs directly attributable to the Thailand flood which are expected to be recovered from insurance. We carried property and business interruption insurance that we believe was appropriate and adequate for this situation. Our combined limit for real and personal property as well as business interruption insurance was approximately $300 million. As such, we recorded estimated recoveries from insurance for these property losses and flood related costs totaling $56.2 million during the three months ended December 31, 2011. During the six months ended June 30, 2012, we reduced the estimated property losses by $5.0 million and the corresponding estimated recoveries from insurance for these property losses by $5.0 million. During the six months ended June 30, 2012, we received $20.0 million of insurance proceeds which included $10.0 million for Thailand property losses and $10.0 million for other flood related costs. As of June 30, 2012, we have a receivable for estimated unreimbursed recoveries from insurance for these property losses and flood related costs totaling $31.2 million. On August 1, 2012, we collected $16.6 million of this insurance receivable, and we believe we will collect the remaining balance in the third quarter of 2012. As a result of the flooding, we have been unable to renew or otherwise obtain adequate cost-effective flood insurance to cover assets at our facilities in Thailand. We continue to investigate all flood risk-mitigation alternatives in Thailand, including but not limited to coverage through private insurance and the Thailand Disaster Insurance Scheme. We maintain insurance on all our properties and operations—including our assets in Thailand—for risks and in amounts customary in the industry. Such insurance includes general liability, property & casualty, and directors & officers liability coverage. Not all losses are insured, and we retain certain risks of loss through deductibles, limits and self-retentions. In the event we were to experience a significant uninsured loss in Thailand or elsewhere, it could have a material adverse effect on our business, financial condition and results of operations.

The Ayudhaya, Thailand facilities are among our largest, generating approximately 24% of our revenue in 2011 prior to the flood. As a result, the impact on revenue and operations was significant in the fourth quarter of 2011. The recovery effort from the Thailand flood is ongoing and we believe our operations will be negatively impacted by the effects of the flood through the rest of 2012. We are managing the situation on an ongoing basis and are working to mitigate the impact to us and our customers.

We and our customers implemented contingency and recovery plans as a result of the flood to help enable us to meet customer needs. As part of those plans, we restarted production at our Korat, Thailand facility in November 2011, and we shifted production from our Ayudhaya facilities to our various other sites around the globe. As a result of the capital purchases associated with our contingency and recovery plans, we have incurred approximately $17 million in capital expenditures and expect to incur up to $11 million in the remainder of 2012.

Summary of Results

Sales for the three months ended June 30, 2012 increased 8% to $630.0 million compared to $585.5 million for the same period of 2011. During the three months ended June 30, 2012, sales to customers in the computers and related products for business enterprises industry, telecommunication equipment industry, and medical devices industry increased 19%, 18% and 8%, respectively, from 2011. In the second quarter of 2012, these increases were partially offset by a 19% decrease in sales to customers in the testing and instrumentation products industry and a 2% decrease in sales to customers in the industrial control equipment industry.

Our future sales are dependent on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on us. A substantial percentage of our sales have been made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. Sales to our ten largest customers represented 58% and 53% of our sales in the three months ended June 30, 2012 and 2011, respectively. Our largest customer represented 21% of our sales during the three months ended June 30, 2012.

Our gross profit as a percentage of sales increased to 7.3% for the three months ended June 30, 2012 from 6.4% in the same period of 2011 primarily due to an increase in sales, partially driven by new programs, and our continued focus on cost controls. We experience fluctuations in gross profit from period to period. Different programs contribute different gross profits depending on factors such as the types of services involved, location of production, size of the program, complexity of the product, and level of material costs associated with the various products. Moreover, new programs can contribute relatively less to our gross profit in their early stages when manufacturing volumes are usually lower, resulting in inefficiencies and unabsorbed manufacturing overhead costs. In addition, a number of our new and higher volume programs remain subject to competitive constraints that could exert downward pressure on our margins. During periods of low production volume, we generally have idle capacity and reduced gross profit.

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

Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss would be recognized to the extent that the carrying amount exceeds the asset’s fair value. Goodwill is measured at the reporting unit level, which we have determined to be consistent with our operating segments as defined in Note 8 to the Condensed Consolidated Financial Statements in Item 1 of this report, by determining the fair values of the reporting units and comparing those fair values to the carrying values, including goodwill, of the reporting unit. We completed the annual impairment test during the fourth quarter of 2011 and determined that no impairment existed as of December 31, 2011. We estimated that the fair value of our Asia business segment exceeded its carrying amount by approximately 25% at the time our 2011 impairment test was performed. As of June 30, 2012, we had goodwill associated with our Asia business segment of approximately $37.9 million. Circumstances that may lead to future impairment of goodwill include unforeseen decreases in future performance or industry demand, the restructuring of our operations as a result of a change in our business strategy or other factors.

Stock-Based Compensation

We recognize stock-based compensation expense in our consolidated statements of income. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Option-pricing models require the input of subjective assumptions, including the expected life of the option and the expected stock price volatility. Judgment is also required in estimating the number of stock-based awards that are expected to vest as a result of satisfaction of time-based vesting schedules. If actual results or future changes in estimates differ significantly from our current estimates, stock-based compensation could increase or decrease. For restricted stock unit awards with performance conditions, compensation expense is initially based on the target number of shares that would vest if 100% of the target performance goal is achieved, which was considered the probable outcome on the grant date. Throughout the service period, management monitors the probability of achievement of the performance condition. If it becomes probable, based on our expectation of performance during the measurement period, that more or less than the previous estimate of the awarded shares will vest, an adjustment to stock-based compensation expense will be recognized as a change in accounting estimate. See Note 2 to the Condensed Consolidated Financial Statements in Item 1 of this report.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	92.7	93.6	92.9	93.3

Gross profit	7.3	6.4	7.1	6.7
Selling, general and administrative expenses	3.6	3.9	3.7	4.0
Restructuring charges	0.0	0.1	0.0	0.0
Thailand flood related charges	0.7	—	1.2	—

Income from operations	2.9	2.4	2.1	2.7
Other income (expense), net	(0.1)	0.1	(0.0)	0.0

Income before income taxes	2.8	2.6	2.1	2.7
Income tax expense	0.7	0.1	0.5	0.1

Net income	2.2%	2.5%	1.6%	2.6%

Sales

Sales for the second quarter of 2012 were $630.0 million, an 8% increase from sales of $585.5 million for the same quarter in 2011. Sales for the six months ended June 30, 2012 were $1.2 billion, a 9% increase from sales of $1.1 billion for the same period in 2011. The following table sets forth, for the periods indicated, the percentages of our sales by industry sector.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Computers and related products for business enterprises	31%	28%	31%	28%
Industrial control equipment	26	28	26	28
Telecommunication equipment	25	23	25	23
Medical devices	10	10	10	9
Testing and instrumentation products	8	11	8	12

	100%	100%	100%	100%

During the six months ended June 30, 2012, sales to customers in the computers and related products for business enterprises industry, telecommunication equipment industry, medical devices and industrial control equipment industry increased 22%, 19%, 10% and 3%, respectively, from the same period in 2011. In the first six months of 2012, these increases were partially offset by a 27% decrease in sales to customers in the testing and instrumentation products industry.

Our future sales are dependent on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on us. A substantial percentage of our sales have been made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. Sales to our ten largest customers represented 58% and 53% of our sales in the six months ended June 30, 2012 and 2011, respectively. Our largest customer represented 19% of our sales during the six months ended June 30, 2012.

Our international operations are subject to the risks of doing business abroad. See Part II, Item 1A of this report for factors pertaining to our international sales and fluctuations in the exchange rates of foreign currency and for further discussion of potential adverse effects in operating results associated with the risks of doing business abroad. During the first six months of 2012 and 2011, 50% and 52%, respectively, of our sales were from our international operations.

Gross Profit

Gross profit increased 22% to $46.0 million for the three months ended June 30, 2012 from $37.8 million in the same period of 2011 and increased 15% to $86.5 million for the six months ended June 30, 2012 from $75.4 million in the same period of 2011 due primarily to an increase in sales. Gross profit as a percentage of sales increased to 7.3% during the second quarter of 2012 from 6.4% in the second quarter of 2011 and increased to 7.1% during the first six months of 2012 from 6.7% in 2011 primarily due to an increase in sales, partially driven by new programs, and our continued focus on cost controls. We experience fluctuations in gross profit from period to period. Different programs contribute different gross profits depending on factors such as the types of services involved, location of production, size of the program, complexity of the product and level of material costs associated with the various products. Moreover, new programs can contribute relatively less to our gross profit in their early stages when manufacturing volumes are usually lower, resulting in inefficiencies and under-absorbed manufacturing overhead costs. In addition, a number of our new and higher volume programs remain subject to competitive constraints that could exert downward pressure on our margins. During periods of low production volume, we generally have idle capacity and reduced gross profit.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by 1% to $22.8 million in the second quarter of 2012 from $23.1 million in the second quarter of 2011. Selling, general and administrative expenses increased 1% to $45.3 million in the first six months of 2012 from $44.9 million in the same period of 2011 primarily due to higher variable compensation expenses. Selling, general and administrative expenses, as a percentage of sales, were 3.6% and 3.9%, respectively, for the second quarters of 2012 and 2011, and 3.7% and 4.0%, respectively, for the first six months of 2012 and 2011. The decrease in selling, general and administrative expenses as a percentage of sales is primarily associated with the impact of higher sales volumes in 2012.

Thailand Flood Related Charges

We recognized $14.9 million in Thailand flood related charges during the first six months of 2012. These charges consist of costs directly attributable to the Thailand flood, which are expected to be recovered from insurance in subsequent periods. See Note 14 to the Condensed Consolidated Financial Statements in Item 1 of this report.

Income Tax Expense

Income tax expense of $6.8 million represented an effective tax rate of 26.2% for the six months ended June 30, 2012, compared with $1.2 million that represented an effective tax rate of 4.0% for the same period in 2011. In 2012, we recorded a $0.6 million discrete tax expense related to changes in tax rates in foreign jurisdictions. In 2011, we recorded a $3.7 million tax benefit as a result of a decrease in valuation allowances on deferred tax assets and a $0.6 million discrete tax benefit as a result of a 2010 tax rate incentive received by one of our China subsidiaries during the first quarter of 2011. Excluding these tax items, the effective tax rate would have been 23.6% in 2012 compared to 18.3% in 2011. This increase in the effective tax rate is primarily related to a shift in the proportion of the consolidated taxable income earned in jurisdictions taxed at higher rates. See Note 7 to the Condensed Consolidated Financial Statements in Item 1 of this report.

Net Income

We reported net income of $19.2 million, or diluted earnings per share of $0.33 for the first six months of 2012, compared with net income of $29.2 million, or diluted earnings per share of $0.48 for the same period of 2011. The net decrease of $10.0 million from 2011 was primarily due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our growth and operations through funds generated from operations and proceeds from the sale and maturity of our investments. Cash and cash equivalents totaled $280.8 million at June 30, 2012 and $283.9 million at December 31, 2011, of which $176.0 million at June 30, 2012 and $195.9 million at December 31, 2011 was held outside the U.S. in various foreign subsidiaries. Substantially all of the amounts held outside of the U.S. are intended to be permanently reinvested in foreign operations. Under current tax laws and regulations, if cash and cash equivalents held outside the U.S. were to be distributed to the U.S. in the form of dividends or otherwise, we would be subject to additional U.S. income taxes and foreign withholding taxes.

Cash provided by operating activities was $17.6 million for the six months ended June 30, 2012. The cash provided by operations during 2012 consisted primarily of $19.2 million of net income adjusted for $17.4 million of depreciation and amortization, and a $14.7 million decrease in prepaid expenses and other assets, offset by a $33.5 million increase in accounts receivable. Working capital was $857.2 million at June 30, 2012 and $849.0 million at December 31, 2011.

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

Cash used in investing activities was $1.7 million for the six months ended June 30, 2012 primarily due to the purchases of additional property, plant and equipment totaling $20.4 million, offset by Thailand flood property insurance proceeds totaling $10.0 million and proceeds from the sale of long-term investments totaling $9.0 million. Purchases of additional property, plant and equipment were primarily of machinery and equipment in the Americas and Asia.

Cash used in financing activities was $21.2 million for the six months ended June 30, 2012. Share repurchases totaled $23.3 million, and we received $2.3 million from the exercise of stock options.

Under the terms of a credit agreement (the U.S. Credit Agreement), we had a $100.0 million five-year revolving credit facility for general corporate purposes. The U.S. Credit Agreement included an accordion feature under which total commitments under the facility may be increased by an additional $100 million, subject to satisfaction of certain conditions and lender approval. As of both June 30, 2012 and December 31, 2011, we had no borrowings outstanding under the U.S. Credit Agreement, and $100.0 million was available for future borrowings.

On July 30, 2012, the Company entered into a $200 million five-year revolving credit facility to be used for general corporate purposes. Upon entering into this new revolving credit facility, the Company terminated the U.S. Credit Agreement. This new credit facility includes an accordion feature under which total commitments under the facility may be increased by an additional $100 million, subject to satisfaction of certain conditions and lender approval.

Interest on outstanding borrowings under this new revolving credit facility will be payable quarterly, at our option, at LIBOR plus 1.75% to 2.75% or a prime rate plus 0.75% to 1.75%, based upon our leverage ratio as specified in the new revolving credit facility. A commitment fee of 0.30% to 0.40% per annum (based upon our liquidity ratio as specified in the new revolving credit facility) on the unused portion of this new revolving credit line will be payable quarterly in arrears. The new revolving credit facility is secured by our domestic inventory and accounts receivable, 100% of the stock of our domestic subsidiaries and 65% of the voting capital stock of each direct foreign subsidiary and substantially all of our and our domestic subsidiaries’ other tangible and intangible assets. The new revolving credit agreement contains customary financial covenants as to working capital, debt leverage, fixed charges and consolidated net worth, and restricts our ability to incur additional debt, pay dividends, repurchase shares, sell assets and merge or consolidate with other persons. As of August 7, 2012 there were no borrowings outstanding under the new revolving credit facility and $200 million was available for future borrowings.

Our Thailand subsidiary has a multi-purpose credit facility with Kasikornbank Public Company Limited (the Thai Credit Facility) that provides for approximately $11.0 million (350 million Thai baht) in working capital availability. The Thai Credit Facility is secured by land and buildings in Thailand. The availability of funds under the Thai Credit Facility is reviewed annually and is currently accessible through October 2012. As of both June 30, 2012 and December 31, 2011, our Thailand subsidiary had no working capital borrowings outstanding.

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

As of June 30, 2012, we had cash and cash equivalents totaling $280.8 million and $100.0 million available for borrowings under the U.S. Credit Agreement. We expect that our cash position will continue to be impacted by the expenditures related to recovery from the flooding of our facilities in Ayudhaya, Thailand. During the next twelve months, we believe our capital expenditures will be approximately $30 million to $35 million, principally for machinery and equipment to support our ongoing business around the globe, excluding capital expenditures for the recovery and reinstatement of our Thailand facilities which could be up to $11 million.

On March 3, 2010, our Board of Directors approved the repurchase of up to $100 million of our outstanding common shares (the 2010 Repurchase Program). As of June 30, 2012, we have $11.8 million remaining under the 2010 Repurchase Program to repurchase additional shares. On June 13, 2012, our Board of Directors approved the additional repurchase of up to $100 million of our outstanding common shares (the 2012 Repurchase Program). We are under no commitment or obligation to repurchase any particular amount of common shares. Management believes that our existing cash balances and funds generated from operations will be sufficient to permit us to meet our liquidity requirements over the next twelve months. Management further believes that our ongoing cash flows from operations and any borrowings we may incur under our credit facilities will enable us to meet operating cash requirements in future years. Should we desire to consummate significant acquisition opportunities, our capital needs would increase and could possibly result in our need to increase available borrowings under our revolving credit facility or access public or private debt and equity markets. There can be no assurance, however, that we would be successful in raising additional debt or equity on terms that we would consider acceptable

CONTRACTUAL OBLIGATIONS

We have certain contractual obligations for operating leases that were summarized in a table of Contractual Obligations in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes to our contractual obligations, outside of the ordinary course of our business, since December 31, 2011.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2012, we did not have any significant off-balance sheet arrangements.

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

We do not use derivative financial instruments for speculative purposes. As of June 30, 2012, we did not have any foreign currency hedges. In the future, significant transactions involving our international operations may cause us to consider engaging in hedging transactions to attempt to mitigate our exposure to fluctuations in foreign exchange rates. These exposures are primarily, but not limited to, vendor payments and intercompany balances in currencies other than the currency in which our foreign operations primarily generate and expend cash. Our international operations in some instances operate in a natural hedge because both operating expenses and a portion of sales are denominated in local currency. Our sales are substantially denominated in U.S. dollars. Our foreign currency cash flows are generated in certain Asian and European countries, Mexico and Brazil.

We are also exposed to market risk for changes in interest rates, a portion of which relates to our invested cash balances. We do not use derivative financial instruments in our investing activities. We place cash and cash equivalents and investments with various major financial institutions. We protect our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by generally investing in investment grade securities. As of June 30, 2012, the outstanding amount in the long-term investment portfolio included $19.0 million (par value) of auction rate securities with an average annual return of approximately 0.37%.

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

As a result of the massive flooding in the Fall of 2011, we have been unable to renew or otherwise obtain adequate cost-effective flood insurance to cover assets at our facilities in Thailand. We continue to investigate all flood risk-mitigation alternatives in Thailand, including but not limited to coverage through private insurance and the Thailand Disaster Insurance Scheme. We maintain insurance on all our properties and operations—including our assets in Thailand—for risks and in amounts customary in the industry. Such insurance includes general liability, property & casualty, and directors & officers liability coverage. Not all losses are insured, and we retain certain risks of loss through deductibles, limits and self-retentions. In the event we were to experience a significant uninsured loss in Thailand or elsewhere, it could have a material adverse effect on our business, financial condition and results of operations.

Item 2.	Unregistered Sales Of Equity Securities And Use Of Proceeds.

(c) The following table provides information about the Company repurchases of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the quarter ended June 30, 2012, at a total cost of $19.4 million:

ISSUER PURCHASES OF EQUITY SECURITIES

(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares (or	Dollar Value)
			Units)	of Shares (or
			Purchased as	Units) that
	(a) Total		Part of	May Yet Be
	Number of	(b) Average	Publicly	Purchased
	Shares (or	Price Paid per	Announced	Under the
	Units)	Share (or	Plans or	Plans or
Period	Purchased (1)	Unit) (2)	Programs	Programs (3)

April 1 to 30, 2012	270,000	15.52	270,000	$27.0 million
May 1 to 31, 2012	375,809	14.47	375,809	$21.6 million
June 1 to 30, 2012	713,760	13.59	713,760	$111.8 million

Total	1,359,569	14.22	1,359,569

(1) All share repurchases were made on the open market.

(2) Average price paid per share is calculated on a settlement basis and excludes commission.

(3) On March 3, 2010, the Board of Directors of the Company approved the repurchase of up to $100 million of the Company’s outstanding common shares (the 2010 Repurchase Program). On June 13, 2012, the Board of Directors approved the additional repurchase of up to $100 million of our outstanding common shares (the 2012 Repurchase Program). Share purchases may be made in the open market, in privately negotiated transactions or block transactions, at the discretion of the Company’s management and as market conditions warrant. Purchases will be funded from available cash and may be commenced, suspended or discontinued at any time without prior notice. Shares repurchased under the program will be retired.

During the six months ended June 30, 2012, the Company repurchased a total of 1.6 million common shares for $23.3 million at an average price of $14.40 per share. All share purchases were made in the open market and the shares repurchased through June 30, 2012 were retired.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 7, 2012.

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

