Form 10-Q
period 2012-09-30
BENCHMARK ELECTRONICS INC
filed 2012-11-08
CIK 863436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

_______________

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012.

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

As of November 7, 2012 there were 55,445,470 Common Shares of Benchmark Electronics, Inc., par value $0.10 per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30,	December 31,
(in thousands, except par value)	2012	2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$325,778	$283,920
Accounts receivable, net of allowance for doubtful accounts of $1,424 and $1,094, respectively	455,333	425,936
Inventories, net	375,458	391,580
Prepaid expenses and other assets	33,479	84,723
Income taxes receivable	9,385	6,667
Deferred income taxes	4,152	8,175
Total current assets	1,203,585	1,201,001
Long-term investments	13,999	24,673
Property, plant and equipment, net of accumulated depreciation of $323,881 and $312,983 respectively	174,583	163,660
Goodwill, net	37,912	37,912
Deferred income taxes	33,239	37,420
Other, net	34,024	35,332
	$1,497,342	$1,499,998

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of capital lease obligations	$478	$419
Accounts payable	269,823	285,671
Income taxes payable	4,015	5,224
Accrued liabilities	60,286	60,636
Total current liabilities	334,602	351,950
Capital lease obligations, less current installments	10,231	10,600
Other long-term liabilities	20,903	21,700
Shareholders’ equity:
Preferred shares, $0.10 par value; 5,000 shares authorized, none issued	—	—
Common shares, $0.10 par value; 145,000 shares authorized; issued – 56,219 and 57,902, respectively; outstanding – 56,108 and 57,791, respectively	5,611	5,779
Additional paid-in capital	659,006	674,498
Retained earnings	480,107	449,193
Accumulated other comprehensive loss	(12,846)	(13,450)
Less treasury shares, at cost; 111 shares	(272)	(272)
Total shareholders’ equity	1,131,606	1,115,748
Commitments and contingencies

	$1,497,342	$1,499,998

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2012	2011	2012	2011

Sales	$610,769	$570,083	$1,834,217	$1,693,944
Cost of sales	565,989	535,448	1,702,938	1,583,934

Gross profit	44,780	34,635	131,279	110,010
Selling, general and administrative expenses	22,453	22,874	67,733	67,822
Restructuring charges	523	145	773	625
Thailand flood related charges, net of insurance	(3,078)	—	11,798	—

Income from operations	24,882	11,616	50,975	41,563
Interest expense	(443)	(334)	(1,090)	(997)
Interest income	326	446	935	1,293
Other income (expense)	178	(202)	96	94

Income before income taxes	24,943	11,526	50,916	41,953
Income tax expense (benefit)	5,629	(8,341)	12,424	(7,128)
Net income	$19,314	$19,867	$38,492	$49,081

Earnings per share:
Basic	$0.35	$0.34	$0.68	$0.82
Diluted	$0.34	$0.34	$0.67	$0.81

Weighted-average number of shares outstanding:
Basic	55,814	58,615	56,750	59,889
Diluted	56,028	58,879	57,054	60,391

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011

Net income	$19,314	$19,867	$38,492	$49,081
Other comprehensive income (loss):
Foreign currency translation adjustments	715	(9,013)	228	(3,176)
Unrealized gain (loss) on investments, net of tax	270	(156)	351	598
Other	—	546	25	579

Comprehensive income	$20,299	$11,244	$39,096	$47,082

The components of accumulated other comprehensive loss are as follows:

	September 30,	December 31,
(in thousands)	2012	2011

Foreign currency translation adjustments	$(9,446)	$(9,674)
Unrealized loss on investments, net of tax	(2,976)	(3,327)
Other	(424)	(449)

Accumulated other comprehensive loss	$(12,846)	$(13,450)

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders’ Equity

(unaudited)

					Accumulated
			Additional		other		Total
		Common	paid-in	Retained	comprehensive	Treasury	shareholders’
(in thousands)	Shares	shares	capital	earnings	loss	shares	equity

Balances, December 31, 2011	57,791	$5,779	$674,498	$449,193	$(13,450)	$(272)	$1,115,748
Stock-based compensation expense	—	—	4,723	—	—	—	4,723
Shares repurchased and retired	(2,195)	(219)	(23,590)	(7,578)	—	—	(31,387)
Stock options exercised	288	29	3,432	—	—	—	3,461
Issuance of restricted shares, net of forfeitures	224	22	(22)	—	—	—	—
Excess tax shortfall of stock-based compensation	—	—	(35)	—	—	—	(35)
Comprehensive income	—	—	—	38,492	604	—	39,096

Balances, September 30, 2012	56,108	$5,611	$659,006	$480,107	$(12,846)	$(272)	$1,131,606

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2012	2011

Cash flows from operating activities:
Net income	$38,492	$49,081
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,459	26,154
Deferred income taxes	7,876	(11,485)
Gain on the sale of property, plant and equipment	(204)	(35)
Asset impairment	—	24
Stock-based compensation expense	4,723	4,102
Excess tax benefit from stock-based compensation	(25)	(35)
Changes in operating assets and liabilities:
Accounts receivable	(30,795)	(7,049)
Inventories	14,325	(69,514)
Prepaid expenses and other assets	29,373	8,615
Accounts payable	(15,327)	19,426
Accrued liabilities	(1,258)	(9,837)
Income taxes	(3,373)	(9,281)
Net cash provided by operations	70,266	166

Cash flows from investing activities:
Proceeds from sales and redemptions of investments	11,025	11,100
Additions to property, plant and equipment	(34,458)	(49,756)
Proceeds from the sale of property, plant and equipment	228	186
Additions to purchased software	(1,050)	(540)
Thailand flood property insurance proceeds	22,351	—
Net cash used in investing activities	(1,904)	(39,010)

Cash flows from financing activities:
Proceeds from stock options exercised	3,461	1,606
Excess tax benefits from stock-based compensation	25	35
Principal payments on capital lease obligations	(310)	(272)
Share repurchases	(31,387)	(53,188)
Debt issuance costs	(867)	—
Net cash used in financing activities	(29,078)	(51,819)

Effect of exchange rate changes	2,574	(1,837)

Net increase (decrease) in cash and cash equivalents	41,858	(92,500)
Cash and cash equivalents at beginning of year	283,920	346,345
Cash and cash equivalents at September 30	$325,778	$253,845

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

Note 2 – Stock-Based Compensation

The Benchmark Electronics, Inc. 2000 Stock Awards Plan (the 2000 Plan) and the Benchmark Electronics, Inc. 2010 Omnibus Incentive Compensation Plan (the 2010 Plan) authorize the Company, upon recommendation of the compensation committee of the Board of Directors, to grant a variety of types of awards, including stock options, restricted shares, restricted stock units, stock appreciation rights, performance compensation awards, phantom stock awards and deferred share units, or any combination thereof, to any director, officer, employee or consultant (including any prospective director, officer, employee or consultant) of the Company. Stock options are granted to employees with an exercise price equal to the market price of the Company’s common shares on the date of grant, generally vest over a four-year period from the date of grant and have a term of ten years. Restricted shares, restricted stock units and phantom stock awards granted to employees generally vest over a four-year period from the date of grant, subject to the continued employment of the employee by the Company. The 2000 Plan expired on February 16, 2010 and no additional grants can be made under that plan. The 2010 Plan was approved by the Company’s shareholders on May 18, 2010 and replaced the 2000 Plan. Members of the Board of Directors who are not employees of the Company also receive equity awards under the 2010 Plan. Beginning in 2011, these awards were in the form of restricted stock units, which vest in equal quarterly installments over a one-year period, starting from the grant date. As of September 30, 2012, 3.0 million additional common shares are available for issuance under the Company’s existing plans.

All share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on their fair values. The total compensation cost recognized for stock-based awards was $1.7 million and $4.7 million for the three and nine months ended September 30, 2012, respectively, and $1.5 million and $4.1 million for the three and nine months ended September 30, 2011, respectively. The total income tax benefit recognized in the income statement for stock-based awards was $0.8 million and $1.6 million for the three and nine months ended September 30, 2012, respectively, and $0.7 million and $1.5 million for the three and nine months ended September 30, 2011, respectively. The compensation expense for stock-based awards includes an estimate for forfeitures and is recognized over the vesting period of the awards using the straight-line method. Cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards (excess tax benefits) are classified as cash flows from financing activities. Awards of restricted shares, restricted stock units, performance restricted stock units and phantom stock are valued at the closing market price of the Company’s common shares on the date of grant. For restricted stock unit awards with performance conditions, compensation expense is based on the probability that the performance goals will be achieved which is monitored by management throughout the requisite service period. If it becomes probable, based on the Company’s expectation of performance during the measurement period, that more or less than the previous estimate of the awarded shares will vest, an adjustment to stock-based compensation expense will be recognized as a change in accounting estimate.

As of September 30, 2012, there was approximately $4.8 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 1.5 years. As of September 30, 2012, there was $5.1 million of total unrecognized compensation cost related to restricted share awards. That cost is expected to be recognized over a weighted-average period of 2.7 years. As of September 30, 2012, there was $1.6 million of total unrecognized compensation cost related to restricted stock units and phantom stock awards. That cost is expected to be recognized over a weighted-average period of 2.1 years. As of September 30, 2012, there was $2.3 million of total unrecognized compensation cost related to performance based restricted stock units. That cost is expected to be recognized over a weighted-average period of 3.0 years.

The Company issued one thousand and 431 thousand stock options during the three and nine months ended September 30, 2012, respectively, and 399 thousand stock options during the nine months ended September 30, 2011. The Company did not issue any options during the three months ended September 30, 2011. The weighted-average assumptions used to value the options granted during the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Expected term of options	6.0 years	—	6.3 years	6.2 years
Expected volatility	42%	—	42%	41%
Risk-free interest rate	1.114%	—	1.305%	2.674%
Dividend yield	zero	—	zero	zero

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

The weighted-average fair value per option granted during the three and nine months ended September 30, 2012 was $6.71 and $6.83, respectively. The total cash received as a result of stock option exercises for the nine months ended September 30, 2012 and 2011was approximately $3.5 million and $1.6 million, respectively. The actual tax benefit realized as a result of stock option exercises and the vesting of other share-based awards during the nine months ended September 30, 2012 and 2011 was $0.9 million and $0.4 million, respectively. For the nine months ended September 30, 2012 and 2011, the total intrinsic value of stock options exercised was $1.2 million and $0.9 million, respectively.

The Company issued performance based restricted stock unit awards to employees during the nine months ended September 30, 2012 and 2011. The number of performance based restricted stock unit awards that will ultimately be earned will not be determined until the end of the performance periods, which are in December 31, 2014 and 2015, and may vary from as low as zero to as high as three times the target number depending on the level of achievement of certain performance goals. The level of achievement of these goals is based upon the audited financial results of the Company for the last full calendar year within the performance period (the years ending December 31, 2014 and 2015) as compared to the base year (the years ended December 31, 2010 and 2011). The performance goals consist of certain levels of achievement using the following financial metrics: revenue growth, operating income margin expansion, and return on invested capital. If the performance goals are not met based on the Company’s financial results, the applicable performance based restricted stock unit awards will not vest and will be forfeited.

The following table summarizes the activities relating to the Company’s stock options:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
(in thousands, except per share data)	Options	Price	Term (Years)	Value

Outstanding as of December 31, 2011	4,525	$19.69	5.05
Granted	431	$15.77
Exercised	(288)	$12.00
Forfeited or expired	(329)	$20.51

Outstanding as of September 30, 2012	4,339	$19.75	4.97	$1,678

Exercisable as of September 30, 2012	3,293	$20.86	3.97	$999

The aggregate intrinsic value in the table above is before income taxes and is calculated as the difference between the exercise price of the underlying options and the Company’s closing stock price as of the last business day of the period ended September 30, 2012 for options that had exercise prices that were below the closing price.

The following table summarizes the activities related to the Company’s restricted shares:

		Weighted-
		Average
		Grant Date
(in thousands, except per share data)	Shares	Fair Value

Non-vested shares outstanding as of December 31, 2011	244	$18.23
Granted	210	$15.56
Vested	(45)	$18.42
Forfeited	(24)	$17.53

Non-vested shares outstanding as of September 30, 2012	385	$16.80

The following table summarizes the activities related to the Company’s time based restricted stock units and phantom stock awards:

		Weighted-
		Average
		Grant Date
(in thousands, except per share data)	Shares	Fair Value

Non-vested shares outstanding as of December 31, 2011	83	$17.88
Granted	95	$15.50
Vested	(38)	$16.67
Forfeited	(13)	$17.05
Non-vested shares outstanding as of September 30, 2012	127	$16.55

The following table summarizes the activities related to the Company’s performance based restricted stock unit awards:

		Weighted-
		Average
		Grant Date
(in thousands, except per share data)	Shares	Fair Value

Non-vested shares outstanding as of December 31, 2011	68	$18.57
Granted(1)	103	$15.11
Forfeited	(7)	$18.57

Non-vested shares outstanding as of September 30, 2012	164	$16.39

(1) Represents target number of shares that can vest based on the achievement of certain performance criteria.

Note 3 – Earnings Per Share

Basic earnings per share is computed using the weighted-average number of shares outstanding. Diluted earnings per share is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding stock equivalents during the three and nine months ended September 30, 2012 and 2011. Stock equivalents include common shares issuable upon the exercise of stock options and other equity instruments, and are computed using the treasury stock method. Under the treasury stock method, the exercise price of a share, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of estimated tax benefits that would be recorded in paid-in-capital, if any, when the share is exercised are assumed to be used to repurchase shares in the current period.

The following table sets forth the calculation of basic and diluted earnings per share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2012	2011	2012	2011

Net income	$19,314	$19,867	$38,492	$49,081

Denominator for basic earnings per share - weighted-average number of common shares outstanding during the period	55,814	58,615	56,750	59,889
Incremental common shares attributable to exercise of outstanding dilutive options	131	177	155	298
Incremental common shares attributable to outstanding restricted shares, restricted stock units and phantom stock	83	87	149	204
Denominator for diluted earnings per share	56,028	58,879	57,054	60,391

Basic earnings per share	$0.35	$0.34	$0.68	$0.82

Diluted earnings per share	$0.34	$0.34	$0.67	$0.81

Options to purchase 3.8 million and 3.7 million common shares for the three and nine months ended September 30, 2012, respectively, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive. Options to purchase 3.8 million and 3.5 million common shares for the three and nine months ended September 30, 2011, respectively, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

Note 4 – Goodwill and Other Intangible Assets

Goodwill associated with the Company’s Asia business segment totaled $37.9 million at both September 30, 2012 and December 31, 2011.

Other assets consist primarily of acquired identifiable intangible assets, capitalized purchased software costs and assets held for sale. Other intangible assets as of September 30, 2012 and December 31, 2011 were as follows:

	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount

Customer relationships	$17,757	$(10,239)	$7,518
Technology licenses	11,300	(7,801)	3,499
Other	868	(136)	732

Other intangible assets, September 30, 2012	$29,925	$(18,176)	$11,749

	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount

Customer relationships	$17,763	$(8,916)	$8,847
Technology licenses	11,300	(6,974)	4,326
Other	868	(118)	750

Other intangible assets, December 31, 2011	$29,931	$(16,008)	$13,923

Customer relationships are being amortized on a straight-line basis over a period of ten years. Technology licenses are being amortized over their estimated useful lives in proportion to the economic benefits consumed. Amortization of other intangible assets for the nine months ended September 30, 2012 and 2011 was $2.2 million and $3.0 million, respectively.

The estimated future amortization expense of other intangible assets for each of the next five years is as follows (in thousands):

Year ending December 31,	Amount

2012 (remaining three months)	$532
2013	2,573
2014	2,573
2015	2,573
2016	2,493

Note 5 – Borrowing Facilities

Under the terms of a credit agreement (the U.S. Credit Agreement), the Company has a $200 million five-year revolving credit facility for general corporate purposes with a maturity date of July 30, 2017. The U.S. Credit Agreement includes an accordion feature under which total commitments under the facility may be increased by an additional $100 million, subject to satisfaction of certain conditions and lender approval.

Interest on outstanding borrowings under the U.S. Credit Agreement is payable quarterly, at the Company’s option, at either LIBOR plus 1.75% to 2.75% or a prime rate plus 0.75% to 1.75%, based upon the Company’s leverage ratio as specified in the U.S. Credit Agreement. A commitment fee of 0.30% to 0.40% per annum (based upon the Company’s liquidity ratio as specified in the U.S. Credit Agreement) on the unused portion of the revolving credit line is payable quarterly in arrears. As of September 30, 2012, the Company had no borrowings outstanding under the U.S. Credit Agreement and $200 million was available for future borrowings.

The U.S. Credit Agreement is secured by the Company’s domestic inventory and accounts receivable, 100% of the stock of the Company’s domestic subsidiaries and 65% of the voting capital stock of each direct foreign subsidiary and substantially all of the other tangible and intangible assets of the Company and its domestic subsidiaries. The U.S. Credit Agreement contains customary financial covenants as to debt leverage and fixed charges, and restricts our ability to incur additional debt, pay dividends, repurchase shares, sell assets and merge or consolidate with other persons. As of September 30, 2012, the Company was in compliance with all such covenants and restrictions.

The Company’s Thailand subsidiary has a multi-purpose credit facility with Kasikornbank Public Company Limited (the Thai Credit Facility) that provides for approximately $11.3 million (350 million Thai baht) in working capital availability. The Thai Credit Facility is secured by land and buildings in Thailand. Availability of funds under the Thai Credit Facility is reviewed annually and is currently accessible through October 2013. As of September 30, 2012 and December 31, 2011, the Company’s Thailand subsidiary had no working capital borrowings outstanding.

Note 6 – Inventories

Inventory costs are summarized as follows:

	September 30,	December 31,
(in thousands)	2012	2011

Raw materials	$253,132	$293,618
Work in process	75,075	71,574
Finished goods	47,251	26,388

	$375,458	$391,580

Note 7 – Income Taxes

Income tax expense (benefit) consists of the following:

	Nine Months Ended
	September 30,
(in thousands)	2012	2011

Federal – Current	$930	$169
Foreign – Current	3,159	4,023
State – Current	459	165
Deferred	7,876	(11,485)

	$12,424	$(7,128)

In 2012, income tax expense differs from the amount computed by applying the U.S. federal statutory income tax rate to income before income tax primarily due to the mix of taxable income by taxing jurisdiction, the impact of tax incentives and tax holidays in foreign locations, and state income taxes (net of federal benefit).

In 2011, the Company recorded a $16.3 million net decrease in valuation allowances on deferred tax assets and $7.1 million of additional reserves for uncertain tax benefits related to a tax refund in Thailand. The net decrease in valuation allowances on deferred tax assets was primarily the result of the Company’s evaluation of the recoverability of its U.S. deferred tax assets in the third quarter of 2011 and the Company’s conclusion that its projected future taxable income in the U.S. was sufficient to utilize additional net operating loss carryforwards and other deferred tax assets.

The Company considers earnings from foreign subsidiaries to be permanently reinvested and, accordingly, no provision for U.S. federal and state income taxes has been made for these earnings. Upon distribution of foreign subsidiary earnings in the form of dividends or otherwise, such distributed earnings would be taxable for U.S. income tax purposes (subject to adjustment for foreign tax credits). Determination of the amount of any unrecognized deferred tax liability on these undistributed earnings is not practical.

The Company has been granted certain tax incentives, including tax holidays, for its subsidiaries in China, Malaysia and Thailand that will expire at various dates, unless extended or otherwise renegotiated, through 2012, 2015 and 2018, respectively, and are subject to certain conditions with which the Company expects to comply. The net impact of these tax incentives was to lower income tax expense for the nine month periods ended September 30, 2012 and 2011 by approximately $5.9 million (approximately $0.10 per diluted share) and $9.9 million (approximately $0.16 per diluted share), respectively as follows:

	Nine Months Ended
	September 30,
(in thousands)	2012	2011

China	$1,900	$1,039
Thailand	3,280	8,821
Malaysia	676	—

	$5,856	$9,860

As of September 30, 2012, the total amount of the reserve for uncertain tax benefits including interest and penalties is $21.4 million. The reserve is classified as a current or long-term liability in the consolidated balance sheet based on the Company’s expectation of when the items will be settled. The amount of accrued potential interest and penalties on unrecognized tax benefits included in the reserve as of September 30, 2012 is $1.6 million and $1.6 million, respectively. No material changes affected the reserve during the three and nine months ended September 30, 2012.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011

Net sales:
Americas	$337,895	$316,446	$1,062,521	$982,117
Asia	256,236	250,361	739,060	688,809
Europe	33,472	36,956	104,955	123,709
Elimination of intersegment sales	(16,834)	(33,680)	(72,319)	(100,691)

	$610,769	$570,083	$1,834,217	$1,693,944

Depreciation and amortization:
Americas	$3,736	$4,005	$10,993	$12,262
Asia	3,839	3,289	11,107	9,456
Europe	608	652	1,937	1,982
Corporate	833	821	2,422	2,454

	$9,016	$8,767	$26,459	$26,154

Income from operations:
Americas	$14,466	$9,426	$45,164	$35,987
Asia	19,386	10,807	33,457	29,718
Europe	391	570	1,124	1,965
Corporate and intersegment eliminations	(9,361)	(9,187)	(28,770)	(26,107)

	$24,882	$11,616	$50,975	$41,563

Capital expenditures:
Americas	$4,649	$886	$13,609	$11,958
Asia	8,218	8,420	18,592	32,837
Europe	917	2,875	1,870	3,630
Corporate	838	1,288	1,437	1,871

	$14,622	$13,469	$35,508	$50,296

	September 30,	December 31,
	2012	2011

Total assets:
Americas	$589,537	$650,998
Asia	642,695	610,596
Europe	185,684	197,132
Corporate and other	79,426	41,272

	$1,497,342	$1,499,998

Geographic net sales information reflects the destination of the product shipped. Long-lived assets information is based upon the physical location of the asset.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011

Geographic net sales:
United States	$444,082	$395,415	$1,321,460	$1,151,548
Asia	94,693	86,493	290,078	243,791
Europe	60,010	76,037	189,853	258,748
Other Foreign	11,984	12,138	32,826	39,857

	$610,769	$570,083	$1,834,217	$1,693,944

	September 30,	December 31,
	2012	2011

Long-lived assets:
United States	$75,783	$70,756
Asia	106,271	98,675
Europe	11,360	11,817
Other	15,193	17,744

	$208,607	$198,992

Note 9 – Supplemental Cash Flow Information

The following is additional information concerning supplemental disclosures of cash payments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011

Income taxes paid (refunded), net	$1,910	$(47)	$7,760	$6,914
Interest paid	324	320	957	969

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

In July 2012, the FASB issued an update to existing guidance on the impairment assessment of indefinite-lived intangibles. This update simplifies the impairment assessment of indefinite-lived intangibles by allowing companies to consider qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount before performing the two step impairment review process. This update is effective for effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this update is not anticipated to have a material impact on the Company’s consolidated financial statements and footnote disclosures.

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

The following table summarizes the 2012 activity in the accrued restructuring balances related to the various restructuring activities initiated prior to September 30, 2012:

	Balance as of			Foreign	Balance as of
	December 31,	Restructuring	Cash	Exchange	September 30,
(in thousands)	2011	Charges	Payment	Adjustments	2012

2012 Restructuring:
Severance	$—	$573	$(445)	$—	$128
Lease facility costs	—	55	(54)	(1)	—

	—	628	(499)	(1)	128
2011 Restructuring:
Severance	189	316	(616)	14	(97)
Lease facility costs	1,664	(339)	(791)	(20)	514
Other exit costs	—	17	(17)	—	—

	1,853	(6)	(1,424)	(6)	417
2010 Restructuring:
Severance	34	(4)	(30)	—	—
Other exit costs	20	68	(72)	—	16

	54	64	(102)	—	16
2009 Restructuring:
Lease facility costs	402	87	(489)	—	—

	402	87	(489)	—	—

Total	$2,309	$773	$(2,514)	$(7)	$561

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

The carrying amounts of cash equivalents, accounts receivable, accrued liabilities, accounts payable and capital lease obligations approximate fair value. As of September 30, 2012, $17.0 million (par value) of long-term investments were recorded at fair value. The long-term investments consist of auction rate securities, primarily secured by guaranteed student loans backed by a U.S. government agency, and are classified as available-for-sale. These investments are of a high credit quality with many having AAA type credit ratings because of the government agency guarantee and other insurance. Auction rate securities are adjustable rate debt instruments whose interest rates were intended to reset every 7 to 35 days through an auction process. Overall changes in the global credit and capital markets led to failed auctions for these securities beginning in early 2008. These failed auctions, in addition to overall global economic conditions, impacted the liquidity of these investments and resulted in the Company continuing to hold these securities beyond their typical auction reset dates. The market for these types of securities remains illiquid as of September 30, 2012. These securities are classified as long-term investments, and the contractual maturity of these securities is over ten years.

These long-term investments were valued using Level 3 inputs as of September 30, 2012, as the assets were subject to valuation using significant unobservable inputs. The Company estimated the fair value of each security with the assistance of an independent valuation firm using a discounted cash flow model to calculate the present value of projected cash flows based on a number of inputs and assumptions, including the security structure and terms, the current market conditions and the related impact on the expected weighted-average life, interest rate estimates and default risk of the securities.

As of September 30, 2012, the Company has recorded an unrealized loss of $3.0 million on the long-term investments based upon this valuation. This unrealized loss reduced the fair value of the Company’s auction rate securities as of September 30, 2012 to $14.0 million. These investments have been in an unrealized loss position for greater than 12 months. During the nine months ended September 30, 2012 and 2011, the Company recorded unrealized gains of $0.4 million and $0.6 million, respectively, on its long-term investments.

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

Based on these assessments, the Company has determined that there is no credit loss associated with its auction rate securities as of September 30, 2012, as shown by the cash flows expected to be received over the remaining life of the securities.

The following table provides a reconciliation of the beginning and ending balance of the Company’s auction rate securities classified as long-term investments measured at fair value using significant unobservable inputs (Level 3 inputs):

(in thousands)	2012	2011

Balance as of January 1	$24,673	$35,297
Net unrealized gains included in other comprehensive loss	351	598
Sales of investments at par value	(11,025)	(11,100)

Balance as of September 30	$13,999	$24,795

Unrealized losses still held as of September 30	$2,976	$3,255

The cumulative unrealized loss is included as a component of accumulated other comprehensive loss within shareholders’ equity in the accompanying consolidated balance sheet. As of September 30, 2012, there were no long-term investments measured at fair value using Level 1 or Level 2 inputs. All income generated from these investments is recorded as interest income.

Note 14 – Thailand Flood Related Charges

The Company’s facilities in Ayudhaya, Thailand were flooded and remained closed from October 13, 2011 to December 20, 2011. As a result of the flooding and temporary closing of these facilities, the Company recognized estimated property losses of $46.2 million and incurred $13.4 million of flood related costs during the three months ended December 31, 2011. The Company carried property and business interruption insurance with a combined limit for real and personal property as well as business interruption insurance of approximately $300 million. As such, the Company recorded estimated recoveries from insurance for these property losses and flood related costs totaling $56.2 million during the three months ended December 31, 2011. The estimated insurance recoveries included $46.2 million of property losses from the involuntary conversion of property, plant and equipment and inventory and $10.0 million of other costs directly related to the flooding in Thailand.

During the nine months ended September 30, 2012, the Company reduced the estimated property losses and the corresponding estimated recoveries from insurance for these property losses by $5.1 million, and the Company received $55.3 million of insurance proceeds which included $45.3 million for Thailand property losses and $10.0 million for other flood related costs. As of September 30, 2012, the Company has collected its recorded insurance receivable for these property losses and flood related costs.

During the nine months ended September 30, 2012, the Company recognized additional Thailand flood related charges totaling $16.0 million offset by insurance recoveries totaling $4.2 million in excess of previously recognized inventory and property, plan and equipment losses. The Company does not expect to incur significant additional Thailand flood related charges. While all of these charges consist of costs directly attributable to the Thailand flood which the Company expects to recover from its insurance, the Company will record additional insurance recoveries when the appropriate recognition criteria have been met. The Company cannot estimate the timing of the receipt of insurance proceeds it will ultimately realize, and there may be a substantial delay between the incurrence of losses and the recovery under its insurance policies. As a result of the flooding, the Company has been unable to renew or otherwise obtain adequate cost-effective flood insurance to cover assets at its facilities in Thailand. The Company continues to investigate all flood risk-mitigation alternatives in Thailand, including but not limited to coverage through private insurance and the Thailand Disaster Insurance Scheme. In the event the Company was to experience a significant uninsured loss in Thailand or elsewhere, it could have a material adverse effect on its business, financial condition and results of operations.

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

Severe Flooding in Thailand and Suspension of Thailand Operations

Our facilities in Ayudhaya, Thailand were flooded and remained closed from October 13, 2011 to December 20, 2011. As a result of the flooding and temporary closing of our facilities, we recognized estimated property losses of $46.2 million and incurred $13.4 million of flood related costs during the three months ended December 31, 2011. We carried property and business interruption insurance that we believe was appropriate and adequate for this situation. Our combined limit for real and personal property as well as business interruption insurance was approximately $300 million. As such, we recorded estimated recoveries from insurance for these property losses and flood related costs totaling $56.2 million during the three months ended December 31, 2011. These estimated insurance recoveries included $46.2 million of property losses from the involuntary conversion of property, plant and equipment and inventory and $10.0 million of other costs directly related to the flooding in Thailand.

During the nine months ended September 30, 2012, we reduced the estimated property losses and the corresponding estimated recoveries from insurance for these property losses by $5.1 million, and we received $55.3 million of insurance proceeds which included $45.3 million for Thailand property losses and $10.0 million for other flood related costs. As of September 30, 2012, we have collected our recorded insurance receivable for these property losses and flood related costs.

During the nine months ended September 30, 2012, we recognized additional Thailand flood related charges totaling $16.0 million offset by insurance recoveries totaling $4.2 million in excess of previously recognized inventory and property, plant and equipment losses. We do not expect to incur significant additional Thailand flood related charges. While all of these charges consist of costs directly attributable to the Thailand flood which we expect to recover from our business interruption coverage insurance, we will record additional insurance recoveries when the appropriate recognition criteria have been met. We cannot estimate the timing of the receipt of insurance proceeds we will ultimately realize, and there may be a substantial delay between the incurrence of losses and the recovery under our insurance policies.

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

We and our customers implemented contingency and recovery plans as a result of the flood to help enable us to meet customer needs. As part of those plans, we restarted production at our Korat, Thailand facility in November 2011, and we shifted production from our Ayudhaya facilities to our various other sites around the globe. As a result of the capital purchases associated with our contingency and recovery plans, we have incurred approximately $22 million in capital expenditures and expect to incur up to $5 million in the remainder of 2012.

Summary of Results

Sales for the three months ended September 30, 2012 increased 7% to $610.8 million compared to $570.1 million for the same period of 2011. During the three months ended September 30, 2012, sales to customers in the computers and related products for business enterprises industry, medical devices industry, telecommunication equipment industry, and industrial control equipment industry increased 16%, 13%, 11%, and 1% respectively, from 2011. In the third quarter of 2012, these increases were partially offset by a 24% decrease in sales to customers in the testing and instrumentation products industry. The increase in sales is primarily due to increased demand from our existing customers when comparing 2012 to 2011, including new program wins, most notably in the computers and related products for business enterprises industry, telecommunications equipment industry and medical devices industry. These increases were partially offset by decreased demand from customers in the testing and instrumentation products industry as a result of a slowdown in the semiconductor industry and market uncertainty in the global economy.

Our future sales are dependent on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on us. A substantial percentage of our sales have been made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. Sales to our ten largest customers represented 55% and 50% of our sales in the three months ended September 30, 2012 and 2011, respectively. Our largest customer represented 20% of our sales during the three months ended September 30, 2012.

Our gross profit as a percentage of sales increased to 7.3% for the three months ended September 30, 2012 from 6.1% in the same period of 2011 primarily due to an increase in sales, partially driven by new programs, and our continued focus on cost controls and $3.5 million of settlement costs associated with the transfer of a major program in 2011. We experience fluctuations in gross profit from period to period. Different programs contribute different gross profits depending on factors such as the types of services involved, location of production, size of the program, complexity of the product, and level of material costs associated with the various products. Moreover, new programs can contribute relatively less to our gross profit in their early stages when manufacturing volumes are usually lower, resulting in inefficiencies and unabsorbed manufacturing overhead costs. In addition, a number of our new and higher volume programs remain subject to competitive constraints that could exert downward pressure on our margins. During periods of low production volume, we generally have idle capacity and reduced gross profit.

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

Our subsidiary in Thailand has filed for a refund of $8.3 million of previously paid income taxes for years 2004 and 2005, which is included in other assets. The Thailand tax authorities have conducted an initial examination of the applicable filings and have recently concluded their examination. We received official notification of the findings in October 2012 that the tax authorities have rejected our refund claim. We have a reserve for uncertain tax benefits of $7.1 million established for this refund claim. We will be filing appeals of the initial examination findings to the Thailand tax authorities for further review.

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

Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss would be recognized to the extent that the carrying amount exceeds the asset’s fair value. Goodwill is measured at the reporting unit level, which we have determined to be consistent with our operating segments as defined in Note 8 to the Condensed Consolidated Financial Statements in Item 1 of this report, by determining the fair values of the reporting units and comparing those fair values to the carrying values, including goodwill, of the reporting unit. We completed the annual impairment test during the fourth quarter of 2011 and determined that no impairment existed as of December 31, 2011. We estimated that the fair value of our Asia business segment exceeded its carrying amount by approximately 25% at the time our 2011 impairment test was performed. As of September 30, 2012, we had goodwill associated with our Asia business segment of approximately $37.9 million. Circumstances that may lead to future impairment of goodwill include unforeseen decreases in future performance or industry demand, the restructuring of our operations as a result of a change in our business strategy or other factors.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	92.7	93.9	92.8	93.5

Gross profit	7.3	6.1	7.2	6.5
Selling, general and administrative expenses	3.7	4.0	3.7	4.0
Restructuring charges	0.0	0.0	0.0	0.0
Thailand flood related charges, net of insurance	(0.5)	—	0.6	—

Income from operations	4.1	2.0	2.8	2.5
Other income (expense), net	0.0	(0.0)	(0.0)	0.0

Income before income taxes	4.1	2.0	2.8	2.5
Income tax expense (benefit)	0.9	(1.5)	0.7	(0.4)

Net income	3.2%	3.5%	2.1%	2.9%

Sales

Sales for the third quarter of 2012 were $610.8 million, a 7% increase from sales of $570.1 million for the same quarter in 2011. Sales for the nine months ended September 30, 2012 were $1.8 billion, an 8% increase from sales of $1.7 billion for the same period in 2011. The increase in sales is primarily due to increased demand from our existing customers, including new program wins, most notably in the computers and related products for business enterprises industry, telecommunication equipment industry and the medical devices industry. These increases were partially offset by decreased demand from customers in the testing and instrumentation products industry as a result of a slowdown in the semiconductor industry and market uncertainty in the global economy. The following table sets forth, for the periods indicated, the percentages of our sales by industry sector.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Computers and related products for business enterprises	30%	28%	31%	28%
Industrial control equipment	27	29	27	28
Telecommunication equipment	28	27	26	25
Medical devices	10	9	9	9
Testing and instrumentation products	5	7	7	10

	100%	100%	100%	100%

Computers and Related Products for Business Enterprises Sales to customers in the computers and related products for business enterprises industry for the third quarter of 2012 increased 16% to $183.1 million from $157.8 million for the same quarter of 2011, and increased 20% to $563.3 million during the first nine months of 2012 from $470.6 million in the same period of 2011.

Industrial Control Equipment Sales to customers in the industrial control equipment industry for the third quarter of 2012 increased 1% to $167.2 million from $165.3 million for the same quarter of 2011, and increased 2% to $491.1 million during the first nine months of 2012 from $481.1 million in the same period of 2011.

Telecommunication Equipment Sales to customers in the telecommunication equipment industry for the third quarter of 2012 increased 11% to $169.1 million from $152.9 million for the same quarter of 2011, and increased 16% to $477.5 million during the first nine months of 2012 from $412.9 million in the same period of 2011.

Medical Devices Sales to customers in the medical devices industry for the third quarter of 2012 increased 13% to $60.7 million from $53.6 million for the same quarter of 2011, and increased 11% to $177.3 million during the first nine months of 2012 from $159.8 million in the same period of 2011.

Testing and Instrumentation Products Sales to customers in the testing and instrumentation products industry for the third quarter of 2012 decreased 24% to $30.6 million from $40.6 million for the same quarter of 2011, and decreased 26% to $125.0 million during the first nine months of 2012 from $169.6 million in the same period of 2011.

Our future sales are dependent on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on us. A substantial percentage of our sales have been made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. Sales to our ten largest customers represented 57% and 52% of our sales in the nine months ended September 30, 2012 and 2011, respectively. Our largest customer represented 20% of our sales during the nine months ended September 30, 2012.

Our international operations are subject to the risks of doing business abroad. See Part II, Item 1A of this report for factors pertaining to our international sales and fluctuations in the exchange rates of foreign currency and for further discussion of potential adverse effects in operating results associated with the risks of doing business abroad. During the first nine months of 2012 and 2011, 50% and 53%, respectively, of our sales were from our international operations.

Gross Profit

Gross profit increased 29% to $44.8 million for the three months ended September 30, 2012 from $34.6 million in the same period of 2011 and increased 19% to $131.3 million for the nine months ended September 30, 2012 from $110.0 million in the same period of 2011 due primarily to an increase in sales. Gross profit as a percentage of sales increased to 7.3% during the third quarter of 2012 from 6.1% in the third quarter of 2011 and increased to 7.2% during the first nine months of 2012 from 6.5% in 2011 primarily due to an increase in sales, partially driven by new programs, our continued focus on cost controls and $3.5 million of settlement costs associated with the transfer of a major program in 2011. We experience fluctuations in gross profit from period to period. Different programs contribute different gross profits depending on factors such as the types of services involved, location of production, size of the program, complexity of the product and level of material costs associated with the various products. Moreover, new programs can contribute relatively less to our gross profit in their early stages when manufacturing volumes are usually lower, resulting in inefficiencies and under-absorbed manufacturing overhead costs. In addition, a number of our new and higher volume programs remain subject to competitive constraints that could exert downward pressure on our margins. During periods of low production volume, we generally have idle capacity and reduced gross profit.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by 2% to $22.5 million in the third quarter of 2012 from $22.9 million in the third quarter of 2011. Selling, general and administrative expenses were $67.7 million in the first nine months of 2012 and $67.8 million in the same period of 2011. Selling, general and administrative expenses, as a percentage of sales, were 3.7% and 4.0%, respectively, for the third quarters of 2012 and 2011, and 3.7% and 4.0%, respectively, for the first nine months of 2012 and 2011. The decrease in selling, general and administrative expenses as a percentage of sales is primarily associated with the impact of higher sales volumes in 2012.

Thailand Flood Related Charges, Net of Insurance

During the nine months ended September 30, 2012, we recognized additional Thailand flood related charges totaling $16.0 million offset by insurance recoveries totaling $4.2 million in excess of previously recognized inventory and property, plant and equipment losses. The flood related charges consist of costs directly attributable to the Thailand flood, which are expected to be recovered from insurance in subsequent periods. We will record additional insurance recoveries when the appropriate recognition criteria have been met. The insurance recoveries recorded in the third quarter of 2012 represent insurance collections in excess of the recorded receivable. We do not expect to incur significant additional Thailand flood related charges. See Note 14 to the Condensed Consolidated Financial Statements in Item 1 of this report.

Income Tax Expense (Benefit)

Income tax expense (benefit) of $12.4 million represented an effective tax rate of 24.4% for the nine months ended September 30, 2012, compared with $7.1 million that represented an effective tax benefit of 17.0% for the same period in 2011. In 2012, we recorded a $0.6 million discrete tax expense related to changes in tax rates in foreign jurisdictions. In the first nine months of 2011, we recorded a $0.6 million tax benefit as a result of a 2010 tax rate incentive received by one of our China subsidiaries during the first quarter of 2011, a $19.4 million tax benefit as a result of a decrease in valuation allowances on deferred tax assets, offset by a tax expense of $7.1 million of additional reserves for uncertain tax benefits and $1.2 million in additional deferred tax valuation allowances for foreign net operating loss carryforwards. Excluding these tax items, the effective tax rate would have been 23.1% in 2012 compared to 10.9% in 2011. This increase in the effective tax rate is primarily related to a shift in the proportion of the consolidated taxable income earned in jurisdictions taxed at higher rates. See Note 7 to the Condensed Consolidated Financial Statements in Item 1 of this report.

Net Income

We reported net income of $38.5 million, or diluted earnings per share of $0.67 for the first nine months of 2012, compared with net income of $49.1 million, or diluted earnings per share of $0.81 for the same period of 2011. The net decrease of $10.6 million from 2011 was primarily due to discrete income tax benefit in 2011 totaling $9.2 million primarily related to income tax valuation allowances in addition to the other factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our growth and operations through funds generated from operations and proceeds from the sale and maturity of our investments. Cash and cash equivalents totaled $325.8 million at September 30, 2012 and $283.9 million at December 31, 2011, of which $225.0 million at September 30, 2012 and $195.9 million at December 31, 2011 was held outside the U.S. in various foreign subsidiaries. Substantially all of the amounts held outside of the U.S. are intended to be permanently reinvested in foreign operations. Under current tax laws and regulations, if cash and cash equivalents held outside the U.S. were to be distributed to the U.S. in the form of dividends or otherwise, we would be subject to additional U.S. income taxes and foreign withholding taxes.

Cash provided by operating activities was $70.3 million for the nine months ended September 30, 2012. The cash provided by operations during 2012 consisted primarily of $38.5 million of net income adjusted for $26.5 million of depreciation and amortization, and a $29.4 million decrease in prepaid expenses and other assets resulting from Thailand flood insurance recoveries, offset by a $30.8 million increase in accounts receivable. Working capital was $869.0 million at September 30, 2012 and $849.0 million at December 31, 2011.

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

Cash used in investing activities was $1.9 million for the nine months ended September 30, 2012 primarily due to the purchases of additional property, plant and equipment totaling $34.5 million, offset by Thailand flood property insurance proceeds totaling $22.4 million and proceeds from the sale of long-term investments totaling $11.0 million. Purchases of additional property, plant and equipment were primarily of machinery and equipment in the Americas and Asia.

Cash used in financing activities was $29.1 million for the nine months ended September 30, 2012. Share repurchases totaled $31.4 million, and we received $3.5 million from the exercise of stock options.

Under the terms of a credit agreement (the U.S. Credit Agreement), we have a $200.0 million five-year revolving credit facility to be used for general corporate purposes with a maturity date of July 30, 2017. The U.S. Credit Agreement includes an accordion feature under which total commitments under the facility may be increased by an additional $100 million, subject to satisfaction of certain conditions and lender approval. Interest on outstanding borrowings under the U.S. Credit Agreement is payable quarterly, at our option, at LIBOR plus 1.75% to 2.75% or a prime rate plus 0.75% to 1.75%, based upon our leverage ratio as specified in the U.S. Credit Agreement. A commitment fee of 0.30% to 0.40% per annum (based upon our liquidity ratio) on the unused portion of the revolving credit line is payable quarterly in arrears. As of September 30, 2012 and December 31, 2011, we had no borrowings outstanding under the Credit Agreement and $200.0 million was available for future borrowings.

The U.S. Credit Agreement is secured by our domestic inventory and accounts receivable, 100% of the stock of our domestic subsidiaries and 65% of the voting capital stock of each direct foreign subsidiary and substantially all of our and our domestic subsidiaries’ other tangible and intangible assets. The U.S. Credit Agreement contains customary financial covenants as to debt leverage and fixed charges, and restricts our ability to incur additional debt, pay dividends, repurchase shares, sell assets and merge or consolidate with other persons.

Our Thailand subsidiary has a multi-purpose credit facility with Kasikornbank Public Company Limited (the Thai Credit Facility) that provides for approximately $11.3 million (350 million Thai baht) in working capital availability. The Thai Credit Facility is secured by land and buildings in Thailand. The availability of funds under the Thai Credit Facility is reviewed annually and is currently accessible through October 2013. As of both September 30, 2012 and December 31, 2011, our Thailand subsidiary had no working capital borrowings outstanding.

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

As of September 30, 2012, we had cash and cash equivalents totaling $325.8 million and $200.0 million available for borrowings under the U.S. Credit Agreement. We expect that our cash position will continue to be impacted by the capital expenditures related to the recovery from the flooding of our facilities in Ayudhaya, Thailand. During the next twelve months, we believe our capital expenditures will be approximately $35 million to $45 million, principally for machinery and equipment to support our ongoing business around the globe, excluding capital expenditures for the recovery and reinstatement of our Thailand facilities which could be up to $5 million.

On March 3, 2010, our Board of Directors approved the repurchase of up to $100 million of our outstanding common shares (the 2010 Repurchase Program). As of September 30, 2012, we have $3.8 million remaining under the 2010 Repurchase Program to repurchase additional shares. On June 13, 2012, our Board of Directors approved the additional repurchase of up to $100 million of our outstanding common shares (the 2012 Repurchase Program). We are under no commitment or obligation to repurchase any particular amount of common shares. Management believes that our existing cash balances and funds generated from operations will be sufficient to permit us to meet our liquidity requirements over the next twelve months. Management further believes that our ongoing cash flows from operations and any borrowings we may incur under our credit facilities will enable us to meet operating cash requirements in future years. Should we desire to consummate significant acquisition opportunities, our capital needs would increase and could possibly result in our need to increase available borrowings under our revolving credit facility or access public or private debt and equity markets. There can be no assurance, however, that we would be successful in raising additional debt or equity on terms that we would consider acceptable

CONTRACTUAL OBLIGATIONS

We have certain contractual obligations for operating leases that were summarized in a table of Contractual Obligations in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes to our contractual obligations, outside of the ordinary course of our business, since December 31, 2011.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2012, we did not have any significant off-balance sheet arrangements.

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

We do not use derivative financial instruments for speculative purposes. As of September 30, 2012, we did not have any foreign currency hedges. In the future, significant transactions involving our international operations may cause us to consider engaging in hedging transactions to attempt to mitigate our exposure to fluctuations in foreign exchange rates. These exposures are primarily, but not limited to, vendor payments and intercompany balances in currencies other than the currency in which our foreign operations primarily generate and expend cash. Our international operations in some instances operate in a natural hedge because both operating expenses and a portion of sales are denominated in local currency. Our sales are substantially denominated in U.S. dollars. Our foreign currency cash flows are generated in certain Asian and European countries, Mexico and Brazil.

We are also exposed to market risk for changes in interest rates, a portion of which relates to our invested cash balances. We do not use derivative financial instruments in our investing activities. We place cash and cash equivalents and investments with various major financial institutions. We protect our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by generally investing in investment grade securities. As of September 30, 2012, the outstanding amount in the long-term investment portfolio included $17.0 million (par value) of auction rate securities with an average annual return of approximately 0.36%.

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

(c) The following table provides information about the Company repurchases of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the quarter ended September 30, 2012, at a total cost of $8.1 million:

ISSUER PURCHASES OF EQUITY SECURITIES

(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares (or	Dollar Value)
			Units)	of Shares (or
			Purchased as	Units) that
	(a) Total		Part of	May Yet Be
	Number of	(b) Average	Publicly	Purchased
	Shares (or	Price Paid per	Announced	Under the
	Units)	Share (or	Plans or	Plans or
Period	Purchased (1)	Unit) (2)	Programs	Programs (3)

July 1 to 31, 2012	510,000	$13.64	510,000	$104.9 million
August 1 to 31, 2012	10,000	$15.15	10,000	$104.7 million
September 1 to 30, 2012	60,000	$16.30	60,000	$103.8 million

Total	580,000	$13.94	580,000

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

During the nine months ended September 30, 2012, the Company repurchased a total of 2.2 million common shares for $31.4 million at an average price of $14.28 per share. All share purchases were made in the open market and the shares repurchased through September 30, 2012 were retired.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 8, 2012.

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

