Form 10-K
period 2012-12-31
BENCHMARK ELECTRONICS INC
filed 2013-02-28
CIK 863436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________to _______________

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No☑

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

Yes☑ No ☐

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

Yes ☐ No ☑

As of June 30, 2012, the number of outstanding Common Shares was 56,581,208. As of such date, the aggregate market value of the Common Shares held by non-affiliates, based on the closing price of the Common Shares on the New York Stock Exchange on such date, was approximately $777 million.

As of February 25, 2013, there were 55,195,329 Common Shares of Benchmark Electronics, Inc., par value $0.10 per share, outstanding.

Documents Incorporated by Reference:

Portions of the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders (Part III, Items 10-14).

PART I

Item 1. Business.

Background

Benchmark Electronics, Inc. (Benchmark), formerly named Electronics, Inc., began operations in 1979 and was incorporated under Texas law in 1981 as a wholly owned subsidiary of Intermedics, Inc., a medical implant manufacturer based in Angleton, Texas. In 1986, Intermedics sold 90% of the outstanding common shares of the Company to Electronic Investors Corp. In 1988, Electronic Investors Corp. was merged into Benchmark, and in 1990 we completed the initial public offering of our common shares.

General

We are a worldwide provider of integrated electronic manufacturing services. We provide our services to original equipment manufacturers (OEMs) of computers and related products for business enterprises, medical devices, industrial control equipment (which includes equipment for the aerospace and defense industry), testing and instrumentation products, and telecommunication equipment. The services that we provide are commonly referred to as electronics manufacturing services (EMS). We offer our customers comprehensive and integrated design and manufacturing services from initial product design to volume production including direct order fulfillment and post-deployment services. Our manufacturing and assembly operations include printed circuit boards and subsystem assembly, box build and systems integration, the process of integrating subsystems and, often, downloading and integrating software, to produce a fully configured product. Our precision technology manufacturing capabilities complement our proven electronic manufacturing expertise by providing further vertical integration of critical mechanical components. These capabilities include precision machining, advanced metal joining, assembly and functional testing for multiple industries including medical, instrumentation, aerospace and semiconductor capital equipment. We also are able to provide specialized engineering services, including product design, printed circuit board layout, prototyping, and test development. We believe that we have developed strengths in the manufacturing process for large, complex, high-density printed circuit boards as well as the ability to manufacture high and low volume products in lower cost regions such as Brazil, China, Malaysia, Mexico, Romania and Thailand.

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

Our capabilities have continued to grow through acquisitions and through internal expansion. In January 2011, we acquired facilities and certain other assets to expand our precision technology capabilities in Penang, Malaysia. In 2009, we added certain precision machining assets and capabilities in Arizona, California and Mexico through a business acquisition, and we leased a larger facility in Brasov, Romania that expanded our manufacturing capability in Eastern Europe. In 2008, we completed the construction of a new building in Suzhou, China and increased our China manufacturing capacity. Our global operations include 21 facilities in nine countries.

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

Our Strategy

Our goal is to be the EMS outsourcing provider of choice to leading OEMs in the electronics industry that we perceive from time to time to offer the greatest potential for growth. To meet this goal, we have implemented the following strategies:

•	Maintain and Develop Close, Long-Term Relationships with Customers. Our core strategy is to maintain and establish long-term relationships with leading OEMs in expanding industries by becoming an integral part of our customers’ manufacturing operations. To accomplish this, we work closely with our customers throughout the design, manufacturing and distribution process, and we offer flexible and responsive services. We rely on our local management teams to respond to frequently changing customer design specifications and production requirements, which develops stronger customer relationships.

•	Focus on High-End Products in Growth Industries. EMS providers produce products for a wide range of OEMs in different industries, such as consumer electronics, internet-focused businesses and information technology equipment. The product scope ranges from easy to assemble, low-cost high-volume products targeted for the consumer market to complicated state-of-the-art, mission critical electronic hardware targeted for military, medical and other high-end computer use. Similarly, OEMs’ customers range from consumer-oriented companies that compete primarily on price and redesign their products every year to manufacturers of high-end telecommunications equipment and computer and related products for business enterprises that compete on technology and quality. We currently offer state-of-the-art products for industry leaders who require specialized engineering design and production services, as well as high volume manufacturing capabilities to our customer base. Our ability to offer both of these types of services enables us to expand our business relationships.

•	Deliver Complete High and Low Volume Manufacturing Solutions Globally. We believe OEMs are increasingly requiring a wide range of specialized engineering and manufacturing services from EMS providers in order to reduce costs and accelerate their time-to-market and time-to-volume production. Building on our integrated engineering and manufacturing capabilities, we offer services from initial product design and test to final product assembly and distribution to OEM customers. Our systems integration assembly and direct order fulfillment services allow our customers to reduce product cost and risk of product obsolescence by reducing their total work-in-process and finished goods inventory. These services are available at many of our manufacturing locations. In 2009, we added certain precision machining assets and capabilities to provide precision machining, metal joining and complex electromechanical manufacturing services in Arizona, California and Mexico. In January 2011, we acquired facilities and certain other assets to expand our precision technologies capabilities in Penang, Malaysia. This expansion added sheet metal and frames fabrication services, advanced metal joining and grinding services, along with complex mechanical assembly and machining services to our Asia service offerings. We also offer our customers high volume production in low cost regions of the world, such as Brazil, China, Malaysia, Mexico, Romania and Thailand. These full service capabilities allow us to offer customers the flexibility to move quickly from design and initial product introduction to production and distribution. We offer our customers the opportunity to combine the benefits of low cost manufacturing (for the portions of their products or systems that can benefit from the use of these geographic areas) with the benefits and capabilities of our higher complexity support of systems integration in Asia, Europe or the United States.

•	Leverage Advanced Technological Capabilities. In addition to traditional strengths in manufacturing large, complex high-density printed circuit boards and systems, we offer customers specialized and tailored advanced design, technology and manufacturing solutions for their primary products. We provide this engineering expertise through our design capabilities at our design centers and our advanced technology process development in each of our facilities. We believe our capabilities help our customers utilize cutting edge technologies to improve product performance and reduce costs.

•	Continue to Seek Cost Savings and Operational Excellence. We seek to optimize all of our facilities to provide cost-efficient services for our customers. This is done through our culture of continuous improvement, sharing best practices and implementing lean principles. We also provide operations in lower cost locations to further offer cost saving solutions to our customers. These sites include Brazil, China, Malaysia, Mexico, Romania and Thailand, and we continue to expand our presence and footprint in these lower cost locations as appropriate to meet the needs of our customers.

•	Continue Our Global Focus. A network of strategically positioned facilities can reduce costs, simplify and shorten an OEM’s supply chain and provide regional solutions, thus reducing the time it takes to bring product to market. We are committed to maintaining our global focus in order to support our customers with cost-effective and timely delivery of quality products and services worldwide. Our ongoing acquisition of facilities has in recent years expanded our presence globally to include Malaysia, Romania and the Netherlands. These added sites provide a global manufacturing solution to our customers through our 21 facilities in nine countries located in Brazil, China, Malaysia, Mexico, the Netherlands, Romania, Singapore, Thailand and the United States.

•	Pursue Strategic Acquisitions. Our capabilities have continued to grow through acquisitions and we will continue to selectively seek acquisition opportunities. Our acquisitions have enhanced our business in the following ways:

-	expanded geographic presence;
-	enhanced customer growth opportunities;
-	developed strategic relationships;
-	broadened service offerings;
-	provided vertical solutions;
-	diversified into new market sectors; and
-	added experienced management teams.

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

Precision Electromechanical Assembly and Test. We offer a full spectrum of precision subsystem and system integration services. These services include assembly, configuration and testing of complex computers and related products for business enterprises, medical devices, industrial control equipment (which includes equipment for the aerospace and defense industry), testing and instrumentation products, and telecommunication equipment. We design, develop and build product specific manufacturing processes utilizing manual, mechanized or fully automated lines to meet our customers’ product volume and quality requirements. All of our assembly and test processes are developed according to customer specifications and replicated within our facilities. Product life cycle testing services are provided such as Ongoing Reliability Testing where units are continuously cycled for extended testing while monitoring for early life failures.

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

Value-Added Support Systems. We support our engineering, manufacturing, distribution and aftermarket support services with an efficient supply chain management system and a superior quality management program. Our value-added support services are primarily implemented and managed through web-based information technology systems that enable us to collaborate with our customers throughout all stages of the engineering, manufacturing and order fulfillment processes.

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

We also provide our customers with a comprehensive set of manufacturing technologies and solutions which include:

•	Pin Thru Hole;
•	Surface Mount Technology;
•	Fine Pitch;
•	Ball Grid Array;
•	Part on Part;
•	Flip Chip;
•	Chip On Board/Wire Bonding;
•	In-Circuit Test;
•	Board Level Functional Test; and
•	Stress Testing.

We also provide specialized solutions in support of our customers’ components, products and systems which include:

•	Adhesives;
•	Conformal Coating;
•	Ultrasonic Welding;
•	Splicing and Connectorization for Optical Applications;
•	Hybrid Optical/Electrical Printed Circuit Board Assembly and Testing; and
•	Sub-Micron Alignment of Optical Sub-Assemblies.

Through our Component Engineering Services, we are helping our customers deal with the changing international environmental laws or regulations on content, packaging, labeling of their products or similar issues concerning the environmental impact of their products including: “RoHS” (EU Directive 2002/95/EC on Restriction of the Use of Hazardous Substances in Electrical and Electronic Equipment); “WEE” (EU Directive 2002/96/EC on Waste Electrical and Electronic Equipment); “REACH” (EC Regulation No 1907/20067 on Registration, Evaluation and Authorization of Chemicals); EU Member State’s Implementation of the foregoing; and the People’s Republic of China (PRC) Measures for Administration of the Pollution Control of Electronic Information Products of 2006. Manufacturing sites in the Americas, Asia and European regions are certified in both water soluble and no-clean processes and are currently producing products that are compliant with these environmental laws and regulations.

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

Our key customer accounts are supported by a dedicated team, including a global account manager who is directly responsible for account management. Global account managers coordinate activities across divisions to effectively satisfy customer requirements and have direct access to our executive management to quickly address customer concerns. Local customer account teams further support the global teams and are linked by a comprehensive communications and information management infrastructure. In addition, our executive management is heavily involved in customer relations and devotes significant attention to broadening existing and developing new customer relationships.

The following table sets forth the percentages of our sales by industry for 2012, 2011 and 2010.

	2012	2011	2010
Computers and related products for business enterprises	31%	29%	32%
Industrial control equipment	27	29	25
Telecommunication equipment	26	23	23
Testing and instrumentation products	6	10	10
Medical devices	10	9	10

Historically, a substantial percentage of our sales have been made to a small number of customers. Sales to our ten largest customers represented 56%, 53% and 47% of our sales in 2012, 2011and 2010, respectively. In 2012, sales to International Business Machines Corporation represented 21% of our sales. The loss of a major customer, if not replaced, would adversely affect us. Our future sales are dependent on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on us.

Seasonality

Seasonality in our business has historically been driven by customer and product mix, particularly the industries which our customers serve. Although we have in the past experienced higher levels of sales during the fourth quarter, this pattern has not repeated itself every year. The extent to which our business will become more seasonal in the future depends upon our future customer base and the industries that they serve, which we are unable to predict. Sales to our customers in the computers and related products for business enterprises industry have recently exhibited particular strength toward the end of the calendar year. As a result, we may experience stronger revenues in our fourth quarter as compared to our first quarter.

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

Backlog

We had sales backlog of approximately $1.5 billion at December 31, 2012, as compared to the 2011 year-end backlog of $1.6 billion. Backlog consists of purchase orders received, including, in some instances, forecast requirements released for production under customer contracts. Although we expect to fill substantially all of our year-end backlog during 2013, we currently do not have long-term agreements with all of our customers and customer orders can be canceled, changed or delayed. The timely replacement of canceled, changed or delayed orders with orders from new customers cannot be assured, nor can there be any assurance that any of our current customers will continue to utilize our services. Because of these factors, our backlog is not a meaningful indicator of future financial results.

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

Sustainability

Benchmark is committed to being a responsible corporate citizen. We use the term “sustainability” to describe our long-term approach to address social, economic and environmental responsibilities that achieve our business objectives and contribute to a more sustained world. Our sustainability priorities include: upholding the principle of human rights and observing fair labor practices within our organization and our supply chain; protecting the environment by conserving energy and natural resources and preventing pollution through appropriate management technology and practices; ensuring ethical organizational governance; and applying fair, transparent and accountable operating practices. All Benchmark manufacturing facilities are either currently certified or undergoing certification to ISO 14001. We have endorsed the Electronics Industry Citizenship Coalition Code of Conduct, and flowed specific requirements to our supply chain through our Purchase Order Terms and Conditions, Supplier Assurance Manual, and Supplier Code of Conduct. We have also completed a B-level Global Reporting Initiative (GRI) Report as a baseline for our sustainability efforts.

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

Employees

As of December 31, 2012, we employed 9,949 people, of whom 7,160 were engaged in manufacturing and operations, 1,486 in materials control and procurement, 510 in design and development, 271 in marketing and sales, and 522 in administration. None of our domestic employees are represented by a labor union. In certain international locations, our employees are represented by labor unions and by works councils. Some European countries also often have mandatory legal provisions regarding terms of employment, severance compensation and other conditions of employment that are more restrictive than U.S. laws. We have never experienced a strike or similar work stoppage and we believe that our employee relations are satisfactory.

Segments and International Operations

We have manufacturing facilities in the Americas, Asia and Europe regions to serve our customers. Benchmark is operated and managed geographically and management evaluates performance and allocates resources on a geographic basis. We currently operate outside the United States in Brazil, China, Malaysia, Mexico, the Netherlands, Romania, Singapore and Thailand. During 2012, 2011 and 2010, 50%, 51% and 48%, respectively, of our sales were from our international operations. Our foreign sales and operations are subject to risk of doing business abroad, including fluctuations in the value of currency, export duties, import controls and trade barriers, including stoppages, longer payment cycles, burdens of complying with a wide variety of foreign laws and, in certain parts of the world, political instability. Additionally, some of our operations are in developing countries. Certain events, including natural disasters, can impact the infrastructure of a developing country more severely than they would impact the infrastructure of a developed country. A developing country can also take longer to recover from such events, which could lead to delays in our ability to resume full operations. There can be no assurances that these factors will not have an adverse impact on our results of operations in the future. See Item 1A for factors pertaining to our international sales and fluctuations in the exchange rates of foreign currency and for further discussion of potential adverse effects in operating results associated with the risks of doing business abroad. See Note 8 and Note 12 of Notes to Consolidated Financial Statements in Item 8 of this report for segment and geographical information.

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

Item 1A. Risk Factors.

Adverse market conditions in the electronics industry could reduce our future sales and earnings per share.

Uncertainty over an erosion of global consumer confidence amidst concerns over declining asset values, inflation, volatility in energy costs, geopolitical issues, the availability and cost of credit, rising unemployment, and the stability and solvency of financial institutions, financial markets, businesses, and sovereign nations slowed global economic growth and have resulted in recessions in many countries, including in the United States, Europe and certain countries in Asia over the past several years. Even though we have seen signs of an overall economic recovery, such recovery may be weak and/or short-lived and recessionary conditions may return. If any of these potential negative economic conditions occur, they may result in lower spending by businesses in the future, which in turn may affect demand for our customers’ products and thus adversely affect our sales. Consequently, our past operating results, earnings and cash flows may not be indicative of our future operating results, earnings and cash flows.

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

In cases where the evidence suggests a customer may not be able to satisfy its obligation to us, we set up reserves in an amount we determine appropriate for the perceived risk. There can be no assurance that our reserves will be adequate. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional receivable and inventory reserves may be required and restructuring charges may be incurred.

Shortages or price increases of components specified by our customers would delay shipments and adversely affect our profitability.

Substantially all of our sales are derived from manufacturing services in which we purchase components specified by our customers. In the past, supply shortages have substantially curtailed production of all assemblies using a particular component and industry-wide shortages of electronic components, particularly of memory and logic devices, have occurred. For example, the 2011 earthquake and tsunami in Japan disrupted the global supply chain for certain components manufactured in Japan that were incorporated in the products we manufactured, and the flooding in Thailand in 2011 had a similar impact. Any such component shortages may result in delayed shipments, which could have an adverse effect on our profit margins. Also, because of the continued increase in demand for surface mount components, we anticipate component shortages and longer lead times for certain components to occur from time to time. Also, we may bear the risk of component price increases that occur between periodic re-pricings of product during the term of a customer contract. Accordingly, certain component price increases could adversely affect our gross profit margins.

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

Historically, a substantial percentage of our sales have been made to a small number of customers. The loss of a major customer, if not replaced, would adversely affect us. Sales to our ten largest customers represented 56%, 53% and 47% of our sales in 2012, 2011 and 2010, respectively. In 2012, sales to International Business Machines Corporation represented 21% of our sales. Our future sales are dependent on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on us.

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

The volume and timing of sales to our customers may vary due to:

•	variation in demand for our customers’ products;
•	our customers’ attempts to manage their inventory;
•	design changes;
•	changes in our customers’ manufacturing strategy; and
•	acquisitions of or consolidations among customers.

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

We currently operate outside the United States in Brazil, China, Malaysia, Mexico, the Netherlands, Romania, Singapore and Thailand. During 2012, 2011 and 2010, 50%, 51% and 48%, respectively, of our sales were from our international operations. These international operations may be subject to a number of risks, including:

•	difficulties in staffing and managing foreign operations;
•	coordinating communications and logistics across geographic distances and multiple time zones;
•	less flexible employee relationships which can be difficult and expensive to terminate;
•	political and economic instability (including acts of terrorism and outbreaks of war), which could impact our ability to ship and/or receive product;
•	changes in government policies, regulatory requirements and laws, which could impact our business;
•	longer customer payment cycles and difficulty collecting accounts receivable;
•	export duties, import controls and trade barriers (including quotas);
•	governmental restrictions on the transfer of funds;
•	risk of governmental expropriation of our property;
•	burdens of complying with a wide variety of foreign laws and labor practices, including minimum wage regulations;
•	fluctuations in currency exchange rates, which could affect component costs, local payroll, utility and other expenses; and
•	inability to utilize net operating losses incurred by our foreign operations to reduce our U.S. income taxes.

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

Another significant legal risk resulting from our international operations is compliance with the U.S. Foreign Corrupt Practices Act (FCPA). In many foreign countries, particularly in those with developing economies, it may be a local custom that businesses operating in such countries engage in business practices that are prohibited by the FCPA, other U.S. laws and regulations, or similar laws of host countries and related anti-bribery conventions. Although we have implemented policies and procedures designed to cause compliance with the FCPA and similar laws, there can be no assurance that all of our employees, and agents, as well as those companies to which we outsource certain of our business operations, will not take actions in violation of our policies. Any such violation, even if prohibited by our policies, could have a material adverse effect on our business.

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

As of December 31, 2012, we held $12.2 million (par value) of auction rate securities, classified as long-term investments, whose underlying assets were in guaranteed student loans backed by a U. S. Government agency and municipal issue bonds. Auction rate securities are adjustable rate debt instruments whose interest rates were intended to reset every 7 to 35 days through an auction process. Overall changes in the global credit and capital markets led to failed auctions for these securities beginning in early 2008. These failed auctions, in addition to overall global economic conditions, impacted the liquidity of these investments and resulted in our continuing to hold these securities beyond their typical auction reset dates. The market for these types of securities remains illiquid as of December 31, 2012. As a result, our ability to liquidate and fully recover the carrying value of our adjustable rate securities in the near term may be limited or not exist. If the issuers of these adjustable rate securities are unable to successfully close future auctions or their credit quality deteriorates, we may in the future be required to record an impairment charge on these investments. We may be required to wait until market stability is restored for these instruments or until the final maturity of the underlying notes (up to 40 years) to realize our investments’ recorded value. As of December 31, 2012, we had $1.9 million of unrealized losses on these securities that is recorded in other comprehensive loss. We estimated the fair value of each security using Level 3 inputs with the assistance of an independent valuation firm. We have not to date incurred any payment defaults on any auction rate securities we hold.

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

We have recorded intangible assets, including goodwill, in connection with business acquisitions. We are required to assess goodwill and intangible assets for impairment at least on an annual basis and whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. Our annual goodwill impairment analysis in the fourth quarter of 2008 indicated there was an impairment of goodwill in two of our reporting segments, the Americas and Europe, primarily due to a decline in our market capitalization and market turmoil. Accordingly, we recorded a non-cash impairment charge in the fourth quarter of 2008 totaling $247.5 million. A further significant and sustained decline in our market capitalization could result in material charges in future periods that could be adverse to our operating results and financial position. As of December 31, 2012, we had $37.9 million in goodwill and $11.2 million of identifiable intangible assets. See Note 1(i) to the consolidated financial statements in Item 8 of this report.

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

Our worldwide operations are subject to local laws and regulations. Over the last several years, we have become subject to the RoHS directive and the Waste Electrical and Electronic Equipment Directive. These directives restrict the distribution of products containing certain substances, including lead, within applicable geographies and require a manufacturer or importer to recycle products containing those substances.

These directives affect the worldwide electronics and electronics components industries as a whole. If we or our customers fail to comply with such laws and regulations, we could incur liabilities and fines and our operations could be suspended.

In addition, as climate change issues become more prevalent, the U.S. and foreign governments are beginning to respond to these issues. This increasing governmental focus on climate change may result in new environmental regulations that may negatively affect us, our suppliers and our customers. This could cause us to incur additional direct costs or obligations in complying with any new environmental regulations, as well as increased indirect costs resulting from our customers, suppliers or both incurring additional compliance costs that get passed on to us. These costs may adversely impact our operations and financial condition.

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

We prepare our financial statements in conformity with US GAAP. These principles are subject to interpretation by the Financial Accounting Standards Board (FASB), the American Institute of Certified Public Accountants (AICPA), the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions which are completed before a change is announced. Changes to those rules or the questioning of how we interpret or implement those rules may have a material adverse effect on our reported financial results or on the way we conduct business. For example, although not yet currently required, we could be required to adopt International Financial Reporting Standards (IFRS), which is different from US GAAP.

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

Finally, corporate governance, public disclosure and compliance practices continue to evolve based upon continuing legislative action, agency rulemaking and stockholder advisory group policies. As a result, the number of rules and regulations applicable to us may increase, which would also increase our legal and financial compliance costs and the amount of time management must devote to compliance activities. For example, the Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals originating from the Democratic Republic of Congo (DRC) and adjoining countries that are believed to be benefitting armed groups. As a result, the SEC has recently adopted new due diligence, disclosure and reporting requirements for companies which manufacture products that include components containing such minerals, regardless of whether the minerals are mined in the DRC or adjoining countries. These requirements may decrease the acceptable sources of supply of such minerals, increase their cost and disrupt our supply chain if we need to obtain components from different suppliers. Since we manufacture products containing such minerals for our customers, we will be required to comply with the new SEC rules, with our first required report due in May 2014. As the method of complying with the new regulation is unclear, the compliance process may be time-consuming and costly. Failure to comply with this new regulation could result in additional costs (including but not limited to, fines or penalties) as well as affect our reputation. Increasing regulatory burdens could also make it more difficult for us to attract and retain members of our board of directors, particularly to serve on our audit committee, and executive officers in light of an increase in actual or perceived workload and liability for serving in such positions.

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

Customer relationships with emerging companies present special risks because such companies do not have an extensive product history. As a result, there is less demonstration of market acceptance of their products, making it harder for us to anticipate needs and requirements than with established customers. In addition, due to the current economic environment, additional funding for such companies may be more difficult to obtain and these customer relationships may not continue or materialize to the extent we planned or we previously experienced. This tightening of financing for start-up customers, together with many start-up customers’ lack of prior operations and unproven product markets increase our credit risk, especially in trade accounts receivable and inventories. Although we perform ongoing credit evaluations of our customers and adjust our allowance for doubtful accounts receivable for all customers, including start-up customers, based on the information available, these allowances may not be adequate. This risk may exist for any new emerging company customers in the future.

We are subject to breach of our security systems.

We have implemented security systems with the intent of maintaining the physical security of our facilities and protecting our customers’ and our suppliers’ confidential information. Despite such efforts, we are subject to breach of security systems, which may result in unauthorized access to our facilities and/or the information we are trying to protect. If unauthorized parties gain physical access to one of our facilities or electronic access to our information systems or such information is misdirected, lost or stolen during transmission or transport, any theft or misuse of such information could result in, among other things, unfavorable publicity, governmental inquiry and oversight, difficulty in marketing our services, allegations by our customers that we have not performed our contractual obligations, litigation by affected parties and possible financial obligations for damages related to the theft or misuse of such information, any of which could have a material adverse effect on our profitability and cash flow.

The risk of uninsured losses will be borne by Benchmark.

As a result of the massive flooding in the Fall of 2011, we have been unable to renew or otherwise obtain cost-effective flood insurance to adequately cover assets at our facilities in Thailand. We continue to investigate all flood risk-mitigation alternatives in Thailand. We maintain insurance on all our properties and operations—including our assets in Thailand—for risks and in amounts customary in the industry. While such insurance includes general liability, property & casualty, and directors & officers liability coverage, not all losses are insured, and we retain certain risks of loss through deductibles, limits and self-retentions. In the event we were to experience a significant uninsured loss in Thailand or elsewhere, it could have a material adverse effect on our business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

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

The following chart summarizes our principal manufacturing facilities owned or leased by Benchmark and its subsidiaries:

Location	Sq. Ft.	Ownership
Almelo, the Netherlands	132,000	Leased
Angleton, Texas	110,000	Owned
Ayudhaya, Thailand	281,000	Owned
Ayudhaya, Thailand	224,000	Owned
Brasov, Romania	131,000	Leased
Campinas, Brazil	49,000	Leased
Concord, California	77,000	Leased
Dunseith, North Dakota	45,000	Owned
Dunseith, North Dakota	51,000	Leased
Freemont, California	52,000	Leased
Guadalajara, Mexico	214,000	Leased
Guaymas, Mexico	52,000	Leased
Huntsville, Alabama	180,000	Owned
Korat, Thailand	190,000	Owned
Nashua, New Hampshire	154,000	Leased
Penang, Malaysia	103,000	Owned
Penang, Malaysia	190,000	Owned
Rochester, Minnesota	250,000	Leased
Suzhou, China	326,000	Owned
Singapore	42,000	Leased
Tempe, Arizona	48,000	Leased
Winona, Minnesota	181,000	Owned
Total	3,082,000

We lease other facilities with a total of 13,000 sq. ft. that house individuals that provide engineering and procurement services. We also own facilities with a total of 366,000 sq. ft. that are currently not in operation.

Item 3. Legal Proceedings.

We are involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Our common shares are listed on the New York Stock Exchange under the symbol “BHE.” The following table shows the high and low sales prices for our common shares as reported on the New York Stock Exchange for the quarters (or portions thereof) indicated.

	High	Low
2013
First quarter (through February 25, 2013)	$18.44	$16.46
2012
Fourth quarter	$16.65	$12.54
Third quarter	$16.95	$12.95
Second quarter	$17.09	$12.77
First quarter	$18.87	$13.65
2011
Fourth quarter	$15.54	$12.01
Third quarter	$17.04	$12.03
Second quarter	$19.21	$15.21
First quarter	$20.24	$17.18

The last reported sale price of our common shares on February 25, 2013, as reported by the New York Stock Exchange, was $17.44. There were approximately 835 record holders of our common shares as of February 25, 2013.

We have not paid any cash dividends on our common shares in the past. In addition, our credit facility includes restrictions on the amount of dividends we may pay to shareholders. We currently expect to retain future earnings for use in the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

The following table provides information about the Company’s repurchase of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the quarter ending December 31, 2012, at a total cost of $15.7 million:

(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares (or	Dollar Value)
			Units)	of Shares (or
			Purchased as	Units) that
	(a) Total		Part of	May Yet Be
	Number of	(b) Average	Publicly	Purchased
	Shares (or	Price Paid per	Announced	Under the
	Units)	Share (or	Plans or	Plans or
Period	Purchased(1)	Unit)(2)	Programs	Programs(3)
October 1 to 31, 2012	613,800	$15.31	613,800	$94.3 million
November 1 to 30, 2012	375,000	$15.06	375,000	$88.7 million
December 1 to 31, 2012	40,000	$16.39	40,000	$88.0 million
Total	1,028,800	$15.26	1,028,800

(1)	All share repurchases were made on the open market.

(2)	Average price paid per share is calculated on a settlement basis and excludes commission.

(3)	On June 13, 2012, the Board of Directors of the Company approved the repurchase of up to $100 million of the Company’s outstanding common shares. Share purchases may be made in the open market, in privately negotiated transactions or block transactions, at the discretion of the Company’s management and as market conditions warrant. Purchases will be funded from available cash and may be commenced, suspended or discontinued at any time without prior notice. Shares repurchased under the program will be retired.

During the year ended December 31, 2012, the Company repurchased a total of 3.2 million common shares for $47.1 million at an average price of $14.59 per share. All share purchases were made in the open market and the shares repurchased through December 31, 2012 were retired.

Performance Graph

The following Performance Graph compares the cumulative total shareholder return on our common shares for the five-year period commencing December 31, 2007 and ending December 31, 2012, with the cumulative total return of the Standard & Poor’s 500 Stock Index (which does not include Benchmark), and the Peer Group Index, which is composed of Celestica Inc., Flextronics International, Ltd., Jabil Circuit, Inc., Plexus Corp and Sanmina-SCI Corp. Dividend reinvestment has been assumed.

	Dec-07	Dec-08	Dec-09	Dec-10	Dec-11	Dec-12
Benchmark Electronics, Inc.	$100.00	$72.00	$106.70	$102.40	$76.00	$93.70
Peer Group	$100.00	$33.60	$85.40	$93.20	$77.10	$80.80
S&P 500	$100.00	$61.50	$75.90	$85.60	$85.60	$97.10

NOTES: Assumes $100 invested on December 31, 2007 in Benchmark Electronics, Inc. Common Shares, in the S&P 500, and in the Peer Group Index. Reflects month-end dividend reinvestment, and annual reweighting of the Peer Group Index portfolios.

Item 6. Selected Financial Data.

	Year Ended December 31,
(in thousands, except per share data)	2012	2011	2010	2009	2008
Selected Statements of Income (Loss) Data
Sales	$2,468,150	$2,253,030	$2,402,143	$2,089,253	$2,590,167
Cost of sales	2,291,412	2,114,195	2,214,728	1,943,188	2,414,231
Gross profit	176,738	138,835	187,415	146,065	175,936
Selling, general and administrative expenses	89,951	89,665	92,245	85,500	92,154
Restructuring charges(1)	2,200	4,515	6,724	8,264	2,780
Thailand flood related charges, net of insurance(2)	9,028	3,362	—	—	—
Goodwill impairment(3)	—	—	—	—	247,482
Income (loss) from operations	75,559	41,293	88,446	52,301	(166,480)
Interest expense	(1,580)	(1,327)	(1,362)	(1,399)	(1,455)
Interest income	1,306	1,768	1,621	2,210	8,675
Other income (expense)	154	(602)	(1,689)	(1,705)	1,772
Income tax expense (benefit)(4)	18,832	(10,827)	7,258	(1,974)	(21,856)
Net income (loss)	$56,607	$51,959	$79,758	$53,381	$(135,632)
Earnings (loss) per share:(5)
Basic	$1.01	$0.88	$1.28	$0.82	$(2.02)
Diluted	$1.00	$0.87	$1.27	$0.82	$(2.02)

Weighted-average number of shares outstanding:
Basic	56,320	59,284	62,141	64,758	67,060
Diluted	56,634	59,773	62,692	65,116	67,060

	December 31,
(in thousands)	2012	2011	2010	2009	2008
Selected Balance Sheet Data
Working capital	$883,676	$849,051	$891,637	$852,896	$813,035
Total assets	1,501,477	1,499,998	1,477,068	1,465,206	1,433,040
Total debt	10,600	11,019	11,381	11,681	11,939
Shareholders’ equity	$1,139,525	$1,115,748	$1,119,225	$1,090,389	$1,050,574

(1)	See Note 15 to the Consolidated Financial Statements for a discussion of the restructuring charges occurring in 2012, 2011 and 2010. During 2009 and 2008, the Company recognized restructuring charges totaling $8.3 million and $2.8 million related to reductions in workforce and the resizing and closure of certain facilities.
(2)	See Note 16 to the Consolidated Financial Statements for a discussion of Thailand flood related charges, net of insurance.
(3)	During the fourth quarter of 2008, the Company recorded a non-cash goodwill impairment charge totaling $247.5 million.
(4)	See Note 8 to the Consolidated Financial Statements for a discussion of income taxes. During the third quarter of 2009, the Company recorded a $2.7 million discrete tax benefit related to a previously closed facility, a $2.4 million discrete tax benefit related to a revaluation loss in Mexico and a $1.9 million discrete tax benefit related to intercompany pricing deductions. During the third quarter of 2008, the Company recorded a $3.4 million discrete tax benefit related to a previously closed facility.
(5)	See Note 1(j) to the Consolidated Financial Statements for the basis of computing earnings (loss) per share.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

During the past several years, we have made the necessary changes to align our business operations with our customers’ demand. These changes include, among other activities, moving production between facilities, reducing staff levels, realigning our business processes and reorganizing our management. During the years ended December 31, 2012, 2011 and 2010, the Company recognized $2.2 million, $4.5 million and $6.7 million (pre-tax) of restructuring charges, primarily related to the closure of facilities, capacity reductions and costs associated with involuntary termination of employees in connection with reductions in workforce of certain facilities worldwide.

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

Severe Flooding in Thailand and Suspension of Thailand Operations

Our facilities in Ayudhaya, Thailand were flooded and remained closed from October 13, 2011 to December 20, 2011. As a result of the flooding and temporary closing of our facilities, we recognized estimated property losses of $46.2 million and incurred $13.4 million of flood related costs during the three months ended December 31, 2011. We carried property and business interruption insurance that we believe was appropriate and adequate for this situation. Our combined limit for real and personal property as well as business interruption insurance was approximately $300 million. As such, during the three months ended December 31, 2011, we recorded estimated recoveries from insurance for these property losses and flood related costs totaling $56.2 million. These estimated insurance recoveries included $46.2 million of property losses from the involuntary conversion of property, plant and equipment and inventory and $10.0 million of other costs directly related to the flooding in Thailand.

During the year ended December 31, 2012, we reduced the previously estimated property losses and the corresponding estimated insurance recoveries for these property losses by $5.1 million. In addition, we received $58.2 million of insurance proceeds, which exceeded our previously recorded insurance receivable by $7.1 million. The insurance proceeds included $48.2 million for Thailand property losses and $10.0 million for other flood related costs. As of December 31, 2012, we have collected our recorded insurance receivable for these property losses and flood related costs.

During the year ended December 31, 2012, we recognized additional Thailand flood related charges totaling $16.1 million, which were offset by the insurance recoveries of $7.1 million in excess of previously recognized inventory and property, plant and equipment losses. While all of these charges consist of costs directly attributable to the Thailand flood which we expect to recover from our insurance, we will record additional insurance recoveries when the appropriate recognition criteria have been met. We cannot estimate the timing of the receipt of insurance proceeds we will ultimately realize. We do not expect to incur additional significant Thailand flood related charges. As a result of the flooding, we have been unable to renew or otherwise obtain adequate cost-effective flood insurance to cover assets at our Thailand facilities. We continue to investigate all flood risk-mitigation alternatives in Thailand. In the event we were to experience a significant uninsured loss in Thailand or elsewhere, it could have a material adverse effect on our business, financial condition and results of operations.

The Ayudhaya, Thailand facilities are among our largest. As a result, the impact on revenue and operations was significant in the fourth quarter of 2011.

We and our customers implemented contingency and recovery plans as a result of the flood to help enable us to meet customer needs. As part of those plans, we restarted production at our Korat, Thailand facility in November 2011, and we shifted production from our Ayudhaya facilities to our various other sites around the globe. As a result of the capital purchases associated with our contingency and recovery plans, we have incurred approximately $25.4 million in capital expenditures.

Summary of 2012 Results

Sales for the year ended December 31, 2012 increased 9.5% to $2.5 billion compared to $2.3 billion in 2011. This increase in sales was primarily due to increased demand from our existing customers, including new program wins, most notably in the computers and related products for business enterprises industry, the telecommunication equipment industry and the medical devices industry, in addition to our recovery from the Thailand flooding that impacted us in the fourth quarter of 2011. These increases were partially offset by decreased demand from customers in the testing and instrumentation products industry as a result of a slowdown in the semiconductor industry and market uncertainty in the global economy.

Our future sales are dependent on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on us. A substantial percentage of our sales have been made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. Sales to our ten largest customers represented 56% and 53% of our sales in 2012 and 2011, respectively. In 2012 and 2011, sales to International Business Machines Corporation represented 21% and 14%, respectively, of our sales.

Our gross profit as a percentage of sales increased to 7.2% for the year ended December 31, 2012 from 6.2% in the same period of 2011. This increase was primarily due to an increase in sales, partially driven by new programs, our continued focus on cost controls, and our recovery from the 2011 Thailand flood that resulted in lower sales volume and resulting under-absorbed manufacturing overhead costs. In addition, the 2011 gross profit was impacted by $4.4 million of settlement costs associated with the transfer of a major program. We experience fluctuations in gross profit from period to period. Different programs contribute different gross profits depending on factors such as the types of services involved, location of production, size of the program, complexity of the product and level of material costs associated with the various products. Moreover, new programs can contribute relatively less to our gross profit in their early stages when manufacturing volumes are usually lower, resulting in inefficiencies and unabsorbed manufacturing overhead costs. In addition, a number of our new and higher volume programs remain subject to competitive constraints that could exert downward pressure on our margins. During periods of low production volume, we generally have idle capacity and reduced gross profit.

We have undertaken initiatives to restructure our business operations with the intention of improving utilization and realizing cost savings in the future. During the year ended December 31, 2012, the Company recognized $2.2 million (pre-tax) of restructuring charges, primarily related to capacity reduction and reductions in workforce of certain facilities worldwide, primarily in Europe.

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

Allowance for doubtful accounts

Our accounts receivable balance is recorded net of allowances for amounts not expected to be collected from our customers. Because our accounts receivable are typically unsecured, we periodically evaluate the collectibility of our accounts based on a combination of factors, including a particular customer’s ability to pay as well as the age of the receivables. To evaluate a specific customer’s ability to pay, we analyze financial statements, payment history and various information or disclosures by the customer or other publicly available information. In cases where the evidence suggests a customer may not be able to satisfy its obligation to us, we set up a specific allowance in an amount we determine appropriate for the perceived risk. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory obsolescence reserve

We purchase inventory based on forecasted demand and record inventory at the lower of cost or market. We reserve for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and estimated market value based on assumptions of future demands and market conditions. We evaluate our inventory valuation on a quarterly basis based on current and forecasted usage and the latest forecasts of product demand and production requirements from our customers. Customers frequently make changes to their forecasts, requiring us to make changes to our inventory purchases, commitments, and production scheduling and which may require us to cancel open purchase commitments with our vendors. This process may lead to on-hand inventory quantities and on-order purchase commitments that are in excess of our customers’ revised needs, or parts that become obsolete before use in production. We record inventory reserves on excess and obsolete inventory. These reserves are established on inventory which we have determined our customers are not responsible for or on inventory which we believe our customers will be unable to fulfill their obligation to ultimately purchase. If actual market conditions are less favorable than those we projected, additional inventory write-downs may be required.

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

Our subsidiary in Thailand has filed for a refund of $8.4 million of previously paid income taxes applicable to the years 2004 and 2005, which is included in other assets. The Thailand tax authorities have conducted their initial examination of the applicable refund filings. We received official notification that the tax authorities have rejected our refund claim during the fourth quarter of 2012. We have filed an appeal of the rejected refund claim as we believe that the conclusions of the Thailand tax authorities are incorrect. During 2011, we recorded a reserve for uncertain tax benefits of $7.1 million against this refund claim.

Impairment of Long-Lived Assets and Goodwill

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

Goodwill is assessed annually for impairment, and is assessed for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss would be recognized to the extent that the carrying amount exceeds the asset’s fair value. For purposes of performing our goodwill impairment assessment, our reporting units are the same as our operating segments as defined in Note 12 to the Consolidated Financial Statements in Item 8 of this report. As of December 31, 2012, 2011 and 2010, we had goodwill associated with our Asia business segment of approximately $37.9 million. Beginning in 2012, we elected to perform a qualitative assessment for our annual goodwill impairment test. If the qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if we elect to not perform a qualitative assessment, then we would be required to perform a quantitative impairment test for goodwill. This two-step process involves determining the fair values of the reporting units and comparing those fair values to the carrying values, including goodwill, of the reporting unit.

Based on our qualitative assessment of goodwill as of December 31, 2012, we concluded that it was more likely than not that the fair value of our Asia business segment was greater than its carrying amount, and therefore no further testing was required. We completed our annual impairment tests performed as of December 31, 2011 and 2010 and concluded that goodwill was not impaired. We estimated that the fair value of our Asia business segment exceeded its carrying amount by approximately 25% and 117%, respectively, as of December 31, 2011 and 2010. The decrease in 2011 was primarily a result of the Thailand flood. Circumstances that may lead to future impairment of goodwill include unforeseen decreases in future performance or industry demand, the restructuring of our operations as a result of a change in our business strategy or other factors.

In 2011 and 2010, we determined the fair value of our reporting units, with the assistance of an independent valuation firm, based upon a combination of the income approach (discounted cash flow method) and market approach (market comparable model) methodologies. In concluding on the fair value estimates of our reporting units in 2011 and 2010, the income approach was given a 75% weighting and the market approach was given a 25% weighting based on the quality and suitability of information available in performing the income approach, relative to the market approach.

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

Under the market approach, the value of our reporting units was estimated by comparing it to publicly-traded firms in similar lines of business and geographic markets. The market approach takes into account, among other things, the market value of total invested capital to earnings before interest, taxes, depreciation and amortization (EBITDA) multiples of comparable companies adjusted to reflect differences in size and growth prospects. The selected multiples were then applied to the present value of our reporting unit’s projected EBITDA to arrive at an indicated range of value. This value was then adjusted for a control premium of 25% in 2011 and 30% in 2010 based on a review of premiums paid for companies similar in nature to our reporting units and then adjusted for any working capital requirement excess (deficit) to determine a final value under the market approach.

Changes in economic and operating conditions that occur after the annual impairment analysis or an interim impairment analysis, and that impact these assumptions, may result in a future goodwill impairment charge.

Stock-Based Compensation

We recognize stock-based compensation expense in our consolidated statements of income. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Option-pricing models require the input of subjective assumptions, including the expected life of the option and the expected stock price volatility. Judgment is also required in estimating the number of stock-based awards that are expected to vest as a result of satisfaction of time-based vesting schedules. If actual results or future changes in estimates differ significantly from our current estimates, stock-based compensation could increase or decrease. For restricted stock unit awards with performance conditions, compensation expense is based on the probability that the performance goals will be achieved, which is monitored by management throughout the requisite service period. If it becomes probable, based on our expectation of performance during the measurement period, that more or less than the previous estimate of the awarded shares will vest, an adjustment to stock-based compensation expense will be recognized as a change in accounting estimate. See Note 1(m) to the Consolidated Financial Statements in Item 8 of this report.

Recently Enacted Accounting Principles

See Note 1(q) to the Consolidated Financial Statements in Item 8 of this report for a discussion of recently enacted accounting principles.

RESULTS OF OPERATIONS

The following table presents the percentage relationship that certain items in our Consolidated Statements of Income bear to sales for the periods indicated. The financial information and the discussion below should be read in conjunction with the Consolidated Financial Statements and Notes thereto in Item 8 of this report.

	Year ended December 31,
	2012	2011	2010
Sales	100.0%	100.0%	100.0%
Cost of sales	92.8	93.8	92.2
Gross profit	7.2	6.2	7.8
Selling, general and administrative expenses	3.6	4.0	3.8
Restructuring charges	0.1	0.2	0.3
Thailand flood related charges, net of insurance	0.4	0.1	-
Income from operations	3.1	1.8	3.7
Other expense, net	(0.0)	(0.0)	(0.1)
Income before income taxes	3.1	1.8	3.6
Income tax expense (benefit)	0.8	(0.5)	0.3
Net income	2.3%	2.3%	3.3%

Year Ended December 31, 2012 Compared With Year Ended December 31, 2011

Sales

Sales for the year ended December 31, 2012 increased 9.5% to $2.5 billion compared to $2.3 billion in 2011. The increase in sales was primarily due to increased demand from our existing customers, including new program wins, most notably in the computers and related products for business enterprises industry, telecommunication equipment industry and the medical devices industry, in addition to our recovery from the Thailand flooding that impacted us in the fourth quarter of 2011. These increases were partially offset by decreased demand from customers in the testing and instrumentation products industry as a result of a slowdown in the semiconductor industry and market uncertainty in the global economy. The following table sets forth the percentages of our sales by industry for 2012 and 2011.

	2012	2011
Computers and related products for business enterprises	31%	29%
Industrial control equipment	27	29
Telecommunication equipment	26	23
Medical devices	10	9
Testing and instrumentation products	6	10
	100%	100%

Computers and Related Products for Business Enterprises. Sales to customers in the computers and related products for business enterprises industry for the year ended December 31, 2012 increased 16% to $771.5 million from $663.2 million in 2011 primarily as a result of new program wins.

Industrial Control Equipment. Sales to customers in the industrial control equipment industry for the year ended December 31, 2012 increased 3% to $660.2 million from $641.4 million in 2011.

Telecommunication Equipment. Sales to customers in the telecommunication equipment industry for the year ended December 31, 2012 increased 22% to $637.9 million from $521.8 million in 2011 primarily as a result of our recovery from the Thailand flooding that impacted us in the fourth quarter of 2011 as well as new program wins.

Medical Devices. Sales to customers in the medical devices industry for the year ended December 31, 2012 increased 15% to $244.1 million from $212.2 million in 2011 primarily as a result of new program wins.

Testing and Instrumentation Products. Sales to customers in the testing and instrumentation products industry for the year ended December 31, 2012 decreased 28% to $154.4 million from $214.5 million in 2011 as a result of a slowdown in the semiconductor industry and market uncertainty in the global economy.

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

A substantial percentage of our sales have been made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. Sales to our ten largest customers represented 56% and 53% of our sales in 2012 and 2011, respectively. In 2012 and 2011, sales to International Business Machines Corporation represented 21% and 14%, respectively, of our sales.

Our international operations are subject to the risks of doing business abroad. See Item 1A for factors pertaining to our international sales and fluctuations in the exchange rates of foreign currency and for further discussion of potential adverse effects in operating results associated with the risks of doing business abroad. During 2012 and 2011, 50% and 51%, respectively, of our sales were from our international operations.

We had a backlog of approximately $1.5 billion at December 31, 2012, as compared to the 2011 year-end backlog of $1.6 billion. Backlog consists of purchase orders received, including, in some instances, forecast requirements released for production under customer contracts. Although we expect to fill substantially all of our backlog at December 31, 2012 during 2013, we do not have long-term agreements with all of our customers and customer orders can be canceled, changed or delayed by customers. The timely replacement of canceled, changed or delayed orders with orders from new customers cannot be assured, nor can there be any assurance that any of our current customers will continue to utilize our services. Because of these factors, backlog is not a meaningful indicator of future financial results.

Gross Profit

Gross profit increased 27% to $176.7 million for 2012 from $138.8 million in 2011 due primarily to an increase in sales. Our gross profit as a percentage of sales increased to 7.2% for the year ended December 31, 2012 from 6.2% in the same period of 2011. This increase was primarily due to an increase in sales, partially driven by new programs, our continued focus on cost controls, and our recovery from the 2011 Thailand flood that resulted in lower sales volume and resulting under-absorbed manufacturing overhead costs. In addition, the 2011 gross profit was impacted by $4.4 million of settlement costs associated with the transfer of a major program. We experience fluctuations in gross profit from period to period. Different programs contribute different gross profits depending on factors such as the types of services involved, location of production, size of the program, complexity of the product, and level of material costs associated with the various products. Moreover, new programs can contribute relatively less to our gross profit in their early stages when manufacturing volumes are usually lower, resulting in inefficiencies and under-absorbed manufacturing overhead costs. In addition, a number of our new and higher volume programs remain subject to competitive constraints that could exert downward pressure on our margins. During periods of low production volume, we generally have idle capacity and reduced gross profit.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $90.0 million in 2012 from $89.7 million in 2011. The increase in selling, general and administrative expenses is primarily due to higher variable compensation expenses offset by reduced overhead resulting from cost controls and lower employee related expenses. Selling, general and administrative expenses, as a percentage of sales, were 3.6% and 4.0%, respectively, for 2012 and 2011. The decrease in selling, general and administrative expenses as a percentage of sales was primarily associated with the impact of higher sales volumes in 2012.

Restructuring Charges

We recognized $2.2 million in restructuring charges during 2012 primarily related to capacity reduction and reductions in workforce of certain facilities worldwide, primarily in Europe.

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

Thailand Flood Related Charges, Net of Insurance

During 2012, we recognized additional Thailand flood related charges totaling $16.1 million offset by insurance recoveries totaling $7.1 million in excess of previously recognized inventory and property, plant and equipment losses. During 2011, we recognized $3.4 million in Thailand flood related charges, net of estimated insurance recoveries. The flood related charges consist of costs directly attributable to the Thailand flood, which are expected to be recovered from insurance in subsequent periods. We will record additional insurance recoveries when the appropriate recognition criteria have been met. We do not expect to incur significant additional Thailand flood related charges. See Note 16 to the Consolidated Financial Statements in Item 8 of this report.

Income Tax Expense (Benefit)

Income tax expense of $18.8 million represented an effective tax rate of 25.0% for 2012, compared with income tax benefit of $10.8 million at a negative effective tax rate of 26.3% in 2011. In 2012, we recorded a $0.5 million tax expense related to changes in tax rates in foreign jurisdictions. In 2011, we recorded a $0.6 million tax benefit as a result of a 2010 tax rate incentive received by one of our China subsidiaries during the first quarter of 2011, a $20.6 million tax benefit as a result of a decrease in valuation allowances on deferred tax assets, a $2.7 million tax benefit related to the settlement of income tax audits offset by a tax expense of $7.1 million of additional reserves for uncertain tax benefits. Excluding these tax benefits, the effective tax rate would have been 24.3% in 2012 compared to 14.7% in 2011. This increase in the effective tax rate was primarily due to a shift in the proportion of the consolidated taxable income earned in jurisdictions taxed at higher tax rates. We have been granted certain tax incentives, including tax holidays, for our subsidiaries in China, Malaysia and Thailand that will expire at various dates, unless extended or otherwise renegotiated, through 2012, 2015 and 2018, respectively, and are subject to certain conditions with which we expect to comply. See Note 8 to the Consolidated Financial Statements in Item 8 of this report.

On January 2, 2013 the American Taxpayer Relief Act (ATRA) of 2012 was signed into law. Some of the provisions were retroactive to January 1, 2012. Had the ATRA had been enacted and signed prior to January 1, 2013 our overall tax expense would have been approximately $ 0.8 million lower in 2012. This $0.8 million tax benefit will be reflected in income tax expense in the first quarter of 2013 as a discreet event.

Net Income

We reported net income of approximately $56.6 million, or $1.00 per diluted share for 2012, compared with net income of approximately $52.0 million, or $0.87 per diluted share for 2011. The net increase of $4.6 million in 2012 was due to the factors discussed above.

Year Ended December 31, 2011 Compared With Year Ended December 31, 2010

Sales

Sales for the year ended December 31, 2011 decreased 6% to $2.3 billion compared to $2.4 billion in 2010. This decrease was primarily due to reduced demand from customers in addition to the Thailand flood. The following table sets forth the percentages of our sales by industry for 2011 and 2010.

	2011	2010
Computers and related products for business enterprises	29%	32%
Industrial control equipment	29	25
Telecommunication equipment	23	23
Medical devices	9	10
Testing and instrumentation products	10	10
	100%	100%

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 3% to $89.7 million in 2011 from $92.2 million in 2010 primarily due to reduced stock-based compensation expenses, decreased overhead resulting from cost controls and lower variable compensation expenses, which were partially offset by higher other employee related costs. Selling, general and administrative expenses, as a percentage of sales, were 4.0% and 3.8%, respectively, for 2011 and 2010. The increase in selling, general and administrative expenses as a percentage of sales was due to the impact of lower sales volumes during 2011.

Restructuring Charges

We recognized $4.5 million in restructuring charges during 2011 primarily related to the decision to close our Dublin, Ireland facility.

Thailand Flood Related Charges, Net of Insurance

We recognized $3.4 million in Thailand flood related charges, net of insurance recoveries during the fourth quarter of 2011. See Note 16 to the Consolidated Financial Statements in Item 8 of this report.

Income Tax Expense (Benefit)

Income tax benefit of $10.8 million represented a negative effective tax rate of 26.3% for 2011, compared with income tax expense of $7.3 million at an effective tax rate of 8.3% for the same period in 2010. In 2011, we recorded a $0.6 million tax benefit as a result of a 2010 tax rate incentive received by one of our China subsidiaries during the first quarter of 2011, a $20.6 million tax benefit as a result of a decrease in valuation allowances on deferred tax assets, a $2.7 million tax benefit related to the settlement of income tax audits offset by $7.1 million of additional reserves for uncertain tax benefits. In 2010, we recorded a $10.5 million tax benefit as a result of a decrease in valuation allowances on deferred tax assets in the U.S., and a $1.4 million tax benefit as a result of the expiration of the statute of limitations primarily related to an intercompany transaction between two of our subsidiaries. Excluding these tax benefits, the effective tax rate would have been 14.7% in 2011 compared to 22.0% in 2010. This decrease in the effective tax rate was primarily due to a shift in the proportion of the consolidated taxable income earned in jurisdictions taxed at lower tax rates, an increase in tax incentives in certain foreign jurisdictions and the reduced tax rate in China for one of our subsidiaries during 2011. See Note 8 to the Consolidated Financial Statements in Item 8 of this report.

Net Income

We reported net income of approximately $52.0 million, or $0.87 per diluted share for 2011, compared with net income of approximately $79.8 million, or $1.27 per diluted share for 2010. The net decrease of $27.8 million in 2011 was due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our growth and operations through funds generated from operations and proceeds from the sale and maturity of our investments. Cash and cash equivalents totaled $384.6 million at December 31, 2012 and $283.9 million at December 31, 2011, of which $261.2 million at December 31, 2012 and $195.9 million at December 31, 2011 was held outside the U.S. in various foreign subsidiaries. Substantially all of the amounts held outside of the U.S. are intended to be indefinitely reinvested in foreign operations. Under current tax laws and regulations, if cash and cash equivalents held outside the U.S. were to be distributed to the U.S. in the form of dividends or otherwise, we would be subject to additional U.S. income taxes and foreign withholding taxes.

Cash provided by operating activities was $151.1 million in 2012. The cash provided by operations during 2012 consisted primarily of net income of $56.6 million adjusted for $35.7 million of depreciation and amortization, a $66.1 million decrease in inventories, and a $32.4 decrease in prepaid expense and other assets resulting from Thailand flood insurance recoveries, offset by a $34.4 million increase in accounts receivable and a $21.1 million decrease in accounts payable. Working capital was $883.7 million at December 31, 2012 and $849.0 million at December 31, 2011. We experienced a strong demand pull from customers late in the fourth quarter of 2012 which reduced inventories and improved cash flows from operations.

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

Cash used in investing activities was $9.5 million for the year ended December 31, 2012 primarily due to the purchases of additional property, plant and equipment totaling $47.9 million, offset by Thailand flood property insurance proceeds totaling $23.4 million and proceeds from the redemptions of investments totaling $15.8 million. Purchases of additional property, plant and equipment were primarily of machinery and equipment in the Americas and Asia.

Cash used in financing activities was $43.7 million for the year ended December 31, 2012. During the year ended December 31, 2012, share repurchases totaled $47.1 million and we received $4.7 million from the exercise of stock options.

Under the terms of a credit agreement (the U.S. Credit Agreement), we have a $200.0 million five-year revolving credit facility to be used for general corporate purposes with a maturity date of July 30, 2017. The U.S. Credit Agreement includes an accordion feature under which total commitments under the facility may be increased by an additional $100 million, subject to satisfaction of certain conditions and lender approval. Interest on outstanding borrowings under the U.S. Credit Agreement is payable quarterly, at our option, at LIBOR plus 1.75% to 2.75% or a prime rate plus 0.75% to 1.75%, based upon our leverage ratio as specified in the U.S. Credit Agreement. A commitment fee of 0.30% to 0.40% per annum (based upon our liquidity ratio) on the unused portion of the revolving credit line is payable quarterly in arrears. As of December 31, 2012 and December 31, 2011, we had no borrowings outstanding under the Credit Agreement and $200.0 million was available for future borrowings.

The U.S. Credit Agreement is secured by our domestic inventory and accounts receivable, 100% of the stock of our domestic subsidiaries and 65% of the voting capital stock of each direct foreign subsidiary and substantially all of our and our domestic subsidiaries’ other tangible and intangible assets. The U.S. Credit Agreement contains customary financial covenants as to debt leverage and fixed charges, and restricts our ability to incur additional debt, pay dividends, repurchase shares, sell assets and merge or consolidate with other persons. As of December 31, 2012, we were in compliance with all such covenants and restrictions.

Our Thailand subsidiary has a multi-purpose credit facility with Kasikornbank Public Company Limited (the Thai Credit Facility) that provides for approximately $11.3 million (350 million Thai baht) in working capital availability. The Thai Credit Facility is secured by land and buildings in Thailand. The availability of funds under the Thai Credit Facility is reviewed annually and is currently accessible through October 2013. As of December 31, 2012 and 2011, our Thailand subsidiary had no working capital borrowings outstanding.

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

As of December 31, 2012, we had cash and cash equivalents totaling $384.6 million and $200.0 million available for borrowings under the U.S. Credit Agreement. During the next twelve months, we believe our capital expenditures will be approximately $35 million to $45 million, principally for machinery and equipment to support our ongoing business around the globe.

On June 13, 2012, our Board of Directors approved the repurchase of up to $100 million of our outstanding common shares (the 2012 Repurchase Program). As of December 31, 2012, we have $88.0 million remaining under the 2012 Repurchase Program to repurchase additional shares. We are under no commitment or obligation to repurchase any particular amount of common shares. Management believes that our existing cash balances and funds generated from operations will be sufficient to permit us to meet our liquidity requirements over the next twelve months. Management further believes that our ongoing cash flows from operations and any borrowings we may incur under our credit facilities will enable us to meet operating cash requirements in future years. Should we desire to consummate significant acquisition opportunities, our capital needs would increase and could possibly result in our need to increase available borrowings under our revolving credit facility or access public or private debt and equity markets. There can be no assurance, however, that we would be successful in raising additional debt or equity on terms that we would consider acceptable.

CONTRACTUAL OBLIGATIONS

We have certain contractual obligations that extend out beyond 2013 under lease obligations and debt arrangements. Non-cancelable purchase commitments do not typically extend beyond the normal lead-time of several weeks. Purchase orders beyond this time frame are typically cancelable. We do not utilize off-balance sheet financing techniques other than traditional operating leases and we have not guaranteed the obligations of any entity that is not one of our wholly owned subsidiaries. The total contractual cash obligations in existence at December 31, 2012 due pursuant to contractual commitments are:

	Payments due by period
		Less than	1-3	3-5	More than
(in thousands)	Total	1 year	years	years	5 years
Operating lease obligations	$25,383	$6,817	$11,347	$4,510	$2,709
Capital lease obligations	17,440	1,550	3,194	3,323	9,373
Total obligations	$42,823	$8,367	$14,541	$7,833	$12,082

The amount of unrecognized tax benefits as of December 31, 2012 including interest and penalties was $21.3 million. We have not provided a detailed estimate of the timing of future cash outflows associated with the liabilities recognized in this balance due to the uncertainty of when the related tax settlements may become due. See Note 8 to the Consolidated Financial Statements in Item 8 of this report.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2012, we did not have any significant off-balance sheet arrangements. See Note 10 to the Consolidated Financial Statements in Item 8 of this report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

We do not use derivative financial instruments for speculative purposes. As of December 31, 2012, we did not have any foreign currency hedges. In the future, significant transactions involving our international operations may cause us to consider engaging in hedging transactions to attempt to mitigate our exposure to fluctuations in foreign exchange rates. These exposures are primarily, but not limited to, vendor payments and intercompany balances in currencies other than the currency in which our foreign operations primarily generate and expend cash. Our international operations in some instances operate in a natural hedge because both operating expenses and a portion of sales are denominated in local currency. Our sales are substantially denominated in U.S. dollars. Our foreign currency cash flows are generated in certain Asian and European countries, Mexico and Brazil.

We are also exposed to market risk for changes in interest rates, a portion of which relates to our invested cash balances. We do not use derivative financial instruments in our investing activities. We place cash and cash equivalents and investments with various major financial institutions. We protect our invested principal funds by limiting default risk, market risk and reinvestment risk. As of December 31, 2012, the outstanding amount in the long-term investment portfolio included $12.2 million (par value) of auction rate securities with an average annual return of approximately 0.30%.

Item 8. Financial Statements and Supplementary Data.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
(in thousands, except par value)	2012	2011

Assets
Current assets:
Cash and cash equivalents	$384,579	$283,920
Accounts receivable, net of allowance for doubtful accounts of $1,442 and $1,094, respectively	459,081	425,936
Inventories, net	324,041	391,580
Prepaid expenses and other assets	29,539	84,723
Income taxes receivable	8,062	6,667
Deferred income taxes	8,889	8,175
Total current assets	1,214,191	1,201,001
Long-term investments	10,324	24,673
Property, plant and equipment, net	176,104	163,660
Goodwill, net	37,912	37,912
Deferred income taxes	29,535	37,420
Other, net	33,411	35,332
	$1,501,477	$1,499,998

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of capital lease obligations	$497	$419
Accounts payable	260,622	285,671
Income taxes payable	3,828	5,224
Accrued liabilities	65,568	60,636
Total current liabilities	330,515	351,950
Capital lease obligations, less current installments	10,103	10,600
Other long-term liabilities	19,578	21,700
Deferred income taxes	1,756	-
Shareholders’ equity:
Preferred shares, $0.10 par value; 5,000 shares authorized, none issued	-	-
Common shares, $0.10 par value; 145,000 shares authorized; issued – 55,297 and 57,902, respectively; outstanding – 55,186 and 57,791, respectively	5,519	5,779
Additional paid-in capital	651,148	674,498
Retained earnings	493,666	449,193
Accumulated other comprehensive loss	(10,536)	(13,450)
Less treasury shares, at cost; 111 shares	(272)	(272)
Total shareholders’ equity	1,139,525	1,115,748
Commitments and contingencies
	$1,501,477	$1,499,998

See accompanying notes to consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

	Year ended December 31,
(in thousands, except per share data)	2012	2011	2010

Sales	$2,468,150	$2,253,030	$2,402,143
Cost of sales	2,291,412	2,114,195	2,214,728
Gross profit	176,738	138,835	187,415
Selling, general and administrative expenses	89,951	89,665	92,245
Restructuring charges	2,200	4,515	6,724
Thailand flood related charges, net of insurance	9,028	3,362	—
Income from operations	75,559	41,293	88,446
Interest expense	(1,580)	(1,327)	(1,362)
Interest income	1,306	1,768	1,621
Other income (expense)	154	(602)	(1,689)
Income before income taxes	75,439	41,132	87,016
Income tax expense (benefit)	18,832	(10,827)	7,258
Net income	$56,607	$51,959	$79,758

Earnings per share:
Basic	$1.01	$0.88	$1.28
Diluted	$1.00	$0.87	$1.27

Weighted-average number of shares outstanding:
Basic	56,320	59,284	62,141
Diluted	56,634	59,773	62,692

See accompanying notes to consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Year ended December 31,
(in thousands)	2012	2011	2010

Net income	$56,607	$51,959	$79,758
Other comprehensive income (loss):
Foreign currency translation adjustments	993	(6,903)	(2,318)
Unrealized gain on investments, net of tax	1,476	526	536
Other	445	(111)	(187)
Comprehensive income	$59,521	$45,471	$77,789

The components of accumulated other comprehensive loss are as follows:

	December 31,
(in thousands)	2012	2011
Foreign currency translation losses	$(8,681)	$(9,674)
Unrealized loss on investments, net of tax	(1,851)	(3,327)
Other	(4)	(449)
	$(10,536)	$(13,450)

See accompanying notes to consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Consolidated Statement of Shareholders’ Equity

					Accumulated
			Additional		other		Total
		Common	paid-in	Retained	comprehensive	Treasury	shareholders’
(in thousands)	Shares	shares	capital	earnings	loss	shares	equity
Balances, December 31, 2009	64,097	$6,410	$732,956	$356,288	$(4,993)	$(272)	$1,090,389
Stock-based compensation expense	-	-	5,415	-	-	-	5,415
Shares repurchased and retired	(3,320)	(332)	(35,689)	(22,834)	-	-	(58,855)
Stock options exercised	290	29	3,223	-	-	-	3,252
Issuance of restricted shares, net of forfeitures	18	2	(2)	-	-	-	-
Excess tax benefit of stock-based compensation	-	-	1,235	-	-	-	1,235
Comprehensive income	-	-	-	79,758	(1,969)	-	77,789
Balances, December 31, 2010	61,085	6,109	707,138	413,212	(6,962)	(272)	1,119,225
Stock-based compensation expense	-	-	5,097	-	-	-	5,097
Shares repurchased and retired	(3,715)	(372)	(39,931)	(15,978)	-	-	(56,281)
Stock options exercised	257	26	2,545	-	-	-	2,571
Issuance of restricted shares, net of forfeitures	164	16	(16)	-	-	-	-
Excess tax shortfall of
stock-based compensation	-	-	(335)	-	-	-	(335)
Comprehensive income	-	-	-	51,959	(6,488)	-	45,471
Balances, December 31, 2011	57,791	5,779	674,498	449,193	(13,450)	(272)	1,115,748
Stock-based compensation expense	-	-	6,270	-	-	-	6,270
Shares repurchased and retired	(3,224)	(322)	(34,650)	(12,134)	-	-	(47,106)
Stock options exercised	375	38	4,619	-	-	-	4,657
Issuance of restricted shares, net of forfeitures	244	24	(24)	-	-	-	-
Excess tax benefit of stock-based compensation	-	-	435	-	-	-	435
Comprehensive income	-	-	-	56,607	2,914	-	59,521
Balances, December 31, 2012	55,186	$5,519	$651,148	$493,666	$(10,536)	$(272)	$1,139,525

See accompanying notes to consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2012	2011	2010
Cash flows from operating activities:
Net income	$56,607	$51,959	$79,758
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,713	35,484	39,830
Deferred income taxes	9,064	(17,991)	280
Asset impairment	-	46,530	237
Insurance recovery	-	(56,152)	-
Loss on liquidation of subsidiary	-	-	315
Gain on the sale of property, plant and equipment	(229)	(190)	(69)
Stock-based compensation expense	6,270	5,097	5,415
Excess tax shortfall (benefits) from stock-based compensation	(76)	14	(1,176)
Changes in operating assets and liabilities:
Accounts receivable	(34,359)	27,703	(40,190)
Inventories	66,089	(72,666)	(48,008)
Prepaid expenses and other assets	32,375	12,087	(18,480)
Accounts payable	(21,081)	28,391	(16,675)
Accrued liabilities	3,176	2,655	5,356
Income taxes	(2,402)	(8,137)	(1,427)
Net cash provided by operations	151,147	54,784	5,166
Cash flows from investing activities:
Proceeds from sales and redemptions of investments	15,825	11,150	10,925
Additions to property, plant and equipment	(47,911)	(71,396)	(35,778)
Proceeds from the sale of property, plant and equipment	346	369	257
Additions to purchased software	(1,124)	(601)	(261)
Thailand flood property insurance proceeds	23,372	-	-
Net cash used in investing activities	(9,492)	(60,478)	(24,857)
Cash flows from financing activities:
Proceeds from stock options exercised	4,657	2,571	3,252
Excess tax (shortfall) benefits from stock-based compensation	76	(14)	1,176
Principal payments on capital lease obligations	(419)	(363)	(300)
Share repurchases	(47,106)	(56,281)	(58,855)
Debt issuance costs	(931)	-	-
Net cash used in financing activities	(43,723)	(54,087)	(54,727)
Effect of exchange rate changes	2,727	(2,644)	(480)
Net increase (decrease) in cash and cash equivalents	100,659	(62,425)	(74,898)
Cash and cash equivalents at beginning of year	283,920	346,345	421,243
Cash and cash equivalents at end of year	$384,579	$283,920	$346,345

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

(c) Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity at the date of purchase of three months or less to be cash equivalents. Cash equivalents of $286.1 million and $155.0 million at December 31, 2012 and 2011, respectively, consist primarily of money-market funds, certificates of deposit, time deposits, commercial paper and U.S. Government backed Agency securities with an initial term of less than three months.

(d) Allowance for Doubtful Accounts

Accounts receivable are recorded net of allowances for amounts not expected to be collected. In estimating the allowance, management considers a specific customer’s financial condition, payment history, and various information or disclosures by the customer or other publicly available information. Accounts receivable are charged off against the allowance after all reasonable efforts to collect the full amount (including litigation, where appropriate) have been exhausted.

(e) Investments

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

As of December 31, 2012, $12.2 million (par value) of long-term investments were recorded at fair value. The long-term investments consist of auction rate securities, primarily secured by guaranteed student loans backed by a U.S. government agency, and are classified as available-for-sale. Auction rate securities are adjustable rate debt instruments whose interest rates were intended to reset every 7 to 35 days through an auction process. Overall changes in the global credit and capital markets led to failed auctions for these securities beginning in early 2008. These failed auctions, in addition to overall global economic conditions, impacted the liquidity of these investments and resulted in the Company continuing to hold these securities beyond their typical auction reset dates. The market for these types of securities remains illiquid as of December 31, 2012. These securities are classified as long-term investments and the contractual maturity of these securities is over ten years.

These long-term investments were valued using Level 3 inputs as of December 31, 2012, as the assets were subject to valuation using significant unobservable inputs. The Company estimated the fair value of each security with the assistance of an independent valuation firm using a discounted cash flow model to calculate the present value of projected cash flows based on a number of inputs and assumptions including the security structure and terms, the current market conditions and the related impact on the expected weighted-average life, interest rate estimates and default risk of the securities.

As of December 31, 2012, the Company has recorded an unrealized loss of $1.9 million on the long-term investments based upon this valuation. This unrealized loss reduced the fair value of the Company’s auction rate securities as of December 31, 2012 to $10.3 million. These investments have been in an unrealized loss position for greater than 12 months. During 2012, 2011 and 2010, the Company recorded unrealized gains of $1.5 million, $0.5 million and $0.5 million, respectively, on its long-term investments.

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

Based on these assessments, the Company has determined that there is no credit loss associated with its auction rate securities as of December 31, 2012, as shown by the cash flows expected to be received over the remaining life of the securities.

The following table provides a reconciliation of the beginning and ending balance of the Company’s auction rate securities classified as long-term investments measured at fair value using significant unobservable inputs (Level 3 inputs):

(in thousands)	2012	2011
Balance as of January 1	$24,673	$35,297
Net unrealized gains included in other comprehensive income	1,476	526
Sales of investments at par value	(15,825)	(11,150)
Balance as of December 31	$10,324	$24,673

Unrealized losses still held	$1,851	$3,327

The cumulative unrealized loss is included as a component of accumulated other comprehensive loss within shareholders’ equity in the accompanying consolidated balance sheet. As of December 31, 2012, there were no long-term investments measured at fair value using Level 1 or Level 2 inputs. All income generated from these investments is recorded as interest income.

(f) Inventories

Inventories include material, labor and overhead and are stated at the lower of cost (principally first-in, first-out method) or market.

(g) Property, Plant and Equipment

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

(h) Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over fair value of net assets acquired. Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead assessed for impairment at least annually. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values.

(i) Impairment of Long-Lived Assets and Goodwill

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

In September 2011, the Financial Accounts Standards Board (FASB) issued an accounting standards update that gives an entity the option to perform a qualitative assessment to determine whether or not it is required to calculate the fair value of a reporting unit. Based on this qualitative assessment, if the entity determines that it is not more likely than not that the reporting unit’s fair value is less than its carrying value, then the entity is not required to perform the two-step goodwill impairment test. Effective January 1, 2012, the Company adopted the provisions of this update and, in connection with its annual goodwill impairment assessment as of December 31, 2012, concluded that goodwill was not impaired. The Company will continue to perform this qualitative assessment for goodwill impairment on an annual basis, at a minimum, and whenever events and changes in circumstances suggest that the carrying amount may be impaired. Circumstances that may lead to the impairment of goodwill include unforeseen decreases in future performance or industry demand or the restructuring of our operations as a result of a change in our business strategy.

The Company completed the annual two-step goodwill impairment test as of December 31, 2011 and 2010 and determined that goodwill was not impaired.

(j) Earnings Per Share

Basic earnings per share is computed using the weighted-average number of shares outstanding. Diluted earnings per share is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding stock equivalents during the years ended December 31, 2012, 2011 and 2010. Stock equivalents include common shares issuable upon the exercise of stock options and other equity instruments, and are computed using the treasury stock method. Under the treasury stock method, the exercise price of a share, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of estimated tax benefits that would be recorded in paid-in-capital, if any, when the share is exercised are assumed to be used to repurchase shares in the current period.

The following table sets forth the calculation of basic and diluted earnings per share.

	Year Ended December 31,
(in thousands, except per share data)	2012	2011	2010

Net income	$56,607	$51,959	$79,758
Denominator for basic earnings per share – weighted- average number of common shares outstanding during the period	56,320	59,284	62,141
Incremental common shares attributable to exercise of outstanding dilutive options	150	270	455
Incremental common shares attributable to outstanding restricted shares, restricted stock units and phantom stock	164	219	96
Denominator for diluted earnings per share	56,634	59,773	62,692
Basic earnings per share	$1.01	$0.88	$1.28
Diluted earnings per share	$1.00	$0.87	$1.27

Options to purchase 3.7 million, 3.4 million and 2.7 million common shares in 2012, 2011 and 2010, respectively, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

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

(m) Stock-Based Compensation

All share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on their fair values. The total compensation cost recognized for stock-based awards was $6.3 million, $5.1 million and $5.4 million for 2012, 2011 and 2010, respectively. The total income tax benefit recognized in the income statement for stock-based awards was $2.1 million, $1.7 million and $1.9 million for 2012, 2011 and 2010, respectively. The compensation expense for stock-based awards includes an estimate for forfeitures and is recognized over the vesting period of the awards using the straight-line method. Cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards (excess tax benefits) are classified as cash flows from financing activities. Awards of restricted shares, restricted stock units, performance restricted stock units and phantom stock are valued at the closing market price of the Company’s common shares on the date of grant. For restricted stock unit awards with performance conditions, compensation expense is based on the probability that the performance goals will be achieved, which is monitored by management throughout the requisite service period. If it becomes probable, based on the Company’s expectation of performance during the measurement period, that more or less than the previous estimate of the awarded shares will vest, an adjustment to stock-based compensation expense will be recognized as a change in accounting estimate.

As of December 31, 2012, there was approximately $4.2 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 2.0 years. As of December 31, 2012, there was $4.5 million of total unrecognized compensation cost related to restricted share awards. That cost is expected to be recognized over a weighted-average period of 2.7 years. As of December 31, 2012, there was $1.3 million of total unrecognized compensation cost related to restricted stock units and phantom stock awards. That cost is expected to be recognized over a weighted-average period of 2.2 years. As of December 31, 2012, there was $2.2 million of total unrecognized compensation cost related to performance based restricted stock units. That cost is expected to be recognized over a weighted-average period of 2.8 years.

During the years ended December 31, 2012, 2011 and 2010, the Company issued 0.4 million, 0.4 million and 61 thousand options, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions used to value the option grants during the years ended December 31, 2012, 2011 and 2010 were as follows:

	Year Ended December 31,
	2012	2011	2010
Stock Options
Expected term of options	6.3 years	6.2 years	7.0 years
Expected volatility	42%	41%	40%
Risk-free interest rate	1.305%	2.674%	2.94%
Dividend yield	zero	zero	zero

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

The weighted-average fair value per option granted during the years ended December 31, 2012, 2011 and 2010 was $6.83, $8.14 and $9.03, respectively. The total cash received as a result of stock option exercises for the years ended December 31, 2012, 2011 and 2010 was approximately $4.7 million, $2.6 million and $3.3 million, respectively. The actual tax benefit realized as a result of stock option exercises and the vesting of other share-based awards during 2012, 2011 and 2010 was $1.3 million, $0.9 million and $1.3 million, respectively. For the years ended December 31, 2012, 2011 and 2010, the total intrinsic value of stock options exercised was $1.4 million, $1.4 million and $2.1 million, respectively.

The Company issued performance based restricted stock unit awards to employees during 2012 and 2011. The number of performance based restricted stock unit awards that will ultimately be earned will not be determined until the end of the performance periods, which are December 31, 2014 and 2015, and may vary from as low as zero to as high as three times the target number depending on the level of achievement of certain performance goals. The level of achievement of these goals is based upon the audited financial results of the Company for the last full calendar year within the performance period (the years ending December 31, 2014 and 2015). The performance goals consist of certain levels of achievement using the following financial metrics: revenue growth, operating income margin expansion, and return on invested capital. If the performance goals are not met based on the Company’s financial results, the applicable performance based restricted stock unit awards will not vest and will be forfeited.

(n) Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in accordance with generally accepted accounting principles. Actual results could differ from those estimates.

(o) Fair Values of Financial Instruments

The Company’s financial instruments consist of cash equivalents, accounts receivable, accrued liabilities, accounts payable and capital lease obligations. The Company believes that the carrying value of these instruments approximate their fair value. As of December 31, 2012, the Company’s long-term investments are recorded at fair value. See Note 10.

(p) Foreign Currency

For foreign subsidiaries using the local currency as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expenses are translated at average exchange rates. The effects of these translation adjustments are reported in other comprehensive income. Exchange losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in other expense and totaled approximately $1.2 million, $1.5 million and $2.4 million in 2012, 2011, and 2010, respectively.

(q) Recently Enacted Accounting Principles

In December 2011, the FASB issued an amendment to disclosures about offsetting assets and liabilities. The amended standard requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company will adopt the provisions of this guidance effective January 1, 2013. Adoption of this guidance is for disclosure purposes only and will not have any impact on the Company’s consolidated financial statements.

The Company has determined that all other recently issued accounting standards will not have a material impact on its consolidated financial position, results of operations and cash flows, or do not apply to its operations.

Note 2—Inventories

Inventory costs are summarized as follows:

	December 31,
(in thousands)	2012	2011
Raw materials	$213,027	$293,618
Work in process	67,221	71,574
Finished goods	43,793	26,388
	$324,041	$391,580

Note 3—Property, Plant and Equipment
Property, plant and equipment consists of the following:
	December 31,
(in thousands)	2012	2011
Land	$6,172	$6,172
Buildings and building improvements	85,668	79,420
Machinery and equipment	390,237	363,803
Furniture and fixtures	6,799	7,351
Vehicles	893	784
Leasehold improvements	14,200	17,708
Construction in progress	2,147	1,405
	506,116	476,643
Less accumulated depreciation	(330,012)	(312,983)
	$176,104	$163,660

Note 4—Goodwill and Other Intangible Assets

Goodwill associated with the Company’s Asia business segment totaled $37.9 million at December 31, 2012, 2011 and 2010.

Other assets consist primarily of acquired identifiable intangible assets, capitalized purchased software costs and assets held for sale. Other intangible assets as of December 31, 2012 and 2011 were as follows:

	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
Customer relationships	$17,793	$(10,702)	$7,091
Technology licenses	11,300	(7,880)	3,420
Other	868	(142)	726
Other intangible assets, December 31, 2012	$29,961	$(18,724)	$11,237

	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
Customer relationships	$17,763	$(8,916)	$8,847
Technology licenses	11,300	(6,974)	4,326
Other	868	(118)	750
Other intangible assets, December 31, 2011	$29,931	$(16,008)	$13,923

Customer relationships are being amortized on a straight-line basis over a period of ten years. Technology licenses are being amortized over their estimated useful lives in proportion to the economic benefits consumed. Amortization of other intangible assets for the years ended December 31, 2012, 2011 and 2010 was $2.7 million, $4.6 million and $4.2 million, respectively.

The estimated future amortization expense of other intangible assets for each of the next five years is as follows (in thousands):

Year ending December 31,	Amount
2013	$2,573
2014	2,573
2015	2,573
2016	2,512
2017	399

During 2012, 2011 and 2010, $1.1 million, $0.6 million and $0.3 million, respectively, of purchased software costs were capitalized. As of December 31, 2012 and 2011, purchased software, net of accumulated amortization totaled $1.9 million and $1.9 million, respectively. The accumulated amortization of purchased software costs at December 31, 2012 and 2011 was $24.1 million and $24.1 million, respectively. Capitalized purchased software costs are amortized straight-line over the estimated useful life of the related software, which ranges from 3 to 7 years.

As of both December 31, 2012 and 2011, the Company had an asset held for sale in other assets with a net book value of $8.9 million. This asset is a manufacturing facility in Tianjin, China acquired in an acquisition and is available for immediate sale. During 2008, the Company committed to a plan to divest its Tianjin facility.

Note 5—Borrowing Facilities

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

Interest on outstanding borrowings under the U.S. Credit Agreement is payable quarterly, at the Company’s option, at either LIBOR plus 1.75% to 2.75% or a prime rate plus 0.75% to 1.75%, based upon the Company’s leverage ratio as specified in the U.S. Credit Agreement. A commitment fee of 0.30% to 0.40% per annum (based upon the Company’s liquidity ratio as specified in the U.S. Credit Agreement) on the unused portion of the revolving credit line is payable quarterly in arrears. As of December 31, 2012 and 2011, the Company had no borrowings outstanding under the U.S. Credit Agreement and $200 million was available for future borrowings.

The U.S. Credit Agreement is secured by the Company’s domestic inventory and accounts receivable, 100% of the stock of the Company’s domestic subsidiaries and 65% of the voting capital stock of each direct foreign subsidiary and substantially all of the other tangible and intangible assets of the Company and its domestic subsidiaries. The U.S. Credit Agreement contains customary financial covenants as to debt leverage and fixed charges, and restricts our ability to incur additional debt, pay dividends, repurchase shares, sell assets and merge or consolidate with other persons. As of December 31, 2012, the Company was in compliance with all such covenants and restrictions.

The Company’s Thailand subsidiary has a multi-purpose credit facility with Kasikornbank Public Company Limited (the Thai Credit Facility) that provides for approximately $11.3 million (350 million Thai baht) in working capital availability. The Thai Credit Facility is secured by land and buildings in Thailand. Availability of funds under the Thai Credit Facility is reviewed annually and is currently accessible through October 2013. As of December 31, 2012 and 2011, the Company’s Thailand subsidiary had no working capital borrowings outstanding.

Note 6—Commitments

The Company leases certain manufacturing equipment, office equipment, vehicles and office, warehouse and manufacturing facilities under operating leases. Some of the leases provide for escalation of the lease payments as maintenance costs and taxes increase. The leases expire at various times through 2020. Leases for office space and manufacturing facilities generally contain renewal options. Rental expense for the years ended December 31, 2012, 2011 and 2010 was $9.1 million, $10.3 million and $11.0 million, respectively.

The Company is obligated under a capital lease that expires in 2023. As of December 31, 2012, property, plant and equipment include the following amounts under capital leases (in thousands):

Buildings and building improvements	$12,207
Less accumulated depreciation	(4,507)
$7,700

Capital lease obligations outstanding consist of the following:
	December 31,
(in thousands)	2012	2011
Capital lease obligations	$10,600	$11,019
Less current installments	497	419
Capital lease obligations, less current installments	$10,103	$10,600

Future minimum lease payments under noncancelable operating leases and future minimum capital lease payments are as follows (in thousands):

	Capital	Operating
Year ending December 31,	Leases	Leases
2013	$1,550	$6,817
2014	1,581	5,855
2015	1,613	5,492
2016	1,645	3,644
2017	1,678	866
Thereafter	9,373	2,709
Total minimum lease payments	$17,440	$25,383
Less: amount representing interest	6,840
Present value of minimum lease payments	10,600
Less: current installments	497
Capital lease obligations, less current installments	$10,103

The Company enters into contractual commitments to deliver products and services in the ordinary course of business. The Company believes that all such contractual commitments will be performed or renegotiated such that no material adverse financial impact on the Company’s financial position, results of operations or liquidity will result from these commitments.

Note 7—Common Shares and Stock-Based Awards Plans

On October 12, 2012, the Company completed the repurchase of 6.7 million of its common shares under the $100 million share repurchase program approved by the Board of Directors on March 3, 2010. On June 13, 2012, the Board of Directors approved the additional repurchase of up to $100 million of the Company’s outstanding common shares (the 2012 Repurchase Program). As of December 31, 2012, the Company has $88.0 million remaining under the 2012 Repurchase Program to repurchase additional shares.

Share purchases may be made in the open market, in privately negotiated transactions or block transactions, at the discretion of the Company’s management and as market conditions warrant. Purchases will be funded from available cash and may be commenced, suspended or discontinued at any time without prior notice. Shares repurchased under the program will be retired. During 2012, the Company repurchased a total of 3.2 million common shares for $47.1 million at an average price of $14.59 per share. During 2011, the Company repurchased a total of 3.7 million common shares for $56.3 million at an average price of $15.13 per share. During 2010, the Company repurchased a total of 3.3 million common shares for $58.9 million at an average price of $17.70 per share.

The Benchmark Electronics, Inc. 2000 Stock Awards Plan (the 2000 Plan) and the Benchmark Electronics, Inc. 2010 Omnibus Incentive Compensation Plan (the 2010 Plan) authorize the Company, upon recommendation of the compensation committee of the Board of Directors, to grant a variety of types of awards, including stock options, restricted shares, restricted stock units, stock appreciation rights, performance compensation awards, phantom stock awards and deferred share units, or any combination thereof, to any director, officer, employee or consultant (including any prospective director, officer, employee or consultant) of the Company. Stock options are granted to employees with an exercise price equal to the market price of the Company’s common shares on the date of grant, generally vest over a four-year period from the date of grant and have a term of ten years. Restricted shares, restricted stock units and phantom stock awards granted to employees generally vest over a four-year period from the date of grant, subject to the continued employment of the employee by the Company. The 2000 Plan expired on February 16, 2010 and no additional grants can be made under that plan. The 2010 Plan was approved by the Company’s shareholders on May 18, 2010 and replaced the 2000 Plan. Members of the Board of Directors who are not employees of the Company hold awards under the Benchmark Electronics, Inc. 2002 Stock Option Plan for Non-Employee Directors (the 2002 Plan). Stock options were granted pursuant to the 2002 Plan upon the occurrence of the non-employee director’s election or re-election to the Board of Directors. All awards under the 2002 Plan were fully vested upon the date of grant and have a term of ten years. The 2002 Plan was approved by the Company’s shareholders on May 14, 2002 and expired February 26, 2012. No additional grants may be made under the 2002 Plan. Non-employee directors are currently eligible to receive equity awards under the 2010 Plan. Beginning in 2011, awards under the 2010 Plan to non-employee directors were in the form of restricted stock units, which vest in equal quarterly installments over a one-year period, starting from the grant date. As of December 31, 2012, 3.0 million additional common shares are available for issuance under the Company’s existing plans.

The following table summarizes the activities relating to the Company’s stock options:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
(in thousands, except per share data)	Options	Price	Term (Years)	Value
Outstanding at December 31, 2009	5,531	$19.20
Granted	61	19.41
Exercised	(290)	11.21
Forfeited or expired	(477)	24.32
Outstanding at December 31, 2010	4,825	19.18
Granted	399	18.56
Exercised	(257)	9.98
Forfeited or expired	(442)	18.74
Outstanding at December 31, 2011	4,525	19.69
Granted	432	15.77
Exercised	(375)	12.42
Forfeited or expired	(342)	20.42
Outstanding at December 31, 2012	4,240	$19.88	4.75	$2,601

Exercisable at December 31, 2012	3,517	$20.46	3.96	$2,251

The aggregate intrinsic value in the table above is before income taxes and is calculated as the difference between the exercise price of the underlying options and the Company’s closing stock price as of the last business day of the year ended December 31, 2012 for options that had exercise prices that were below the closing price.

At December 31, 2012, 2011 and 2010, the number of options exercisable was 3.5 million, 3.7 million and 3.6 million, respectively, and the weighted-average exercise price of those options was $20.46, $20.32 and $20.40, respectively.

The following table summarizes the activities relating to the Company’s restricted shares:

		Weighted-
		Average
		Grant Date
(in thousands, except per share data)	Shares	Fair Value
Outstanding at December 31, 2009	290	$16.67
Vested	(105)	15.81
Forfeited	(7)	17.02
Outstanding at December 31, 2010	178	17.17
Granted	195	18.57
Vested	(66)	16.66
Forfeited	(63)	17.92
Outstanding at December 31, 2011	244	18.23
Granted	209	15.56
Vested	(87)	17.57
Forfeited	(26)	17.49
Outstanding at December 31, 2012	340	$16.81

The following table summarizes the activities relating to the Company’s time based restricted stock units and phantom stock awards:

		Weighted-
		Average
		Grant Date
(in thousands, except per share data)	Shares	Fair Value
Outstanding at December 31, 2009	81	$16.50
Vested	(26)	15.33
Forfeited	(8)	17.04
Outstanding at December 31, 2010	47	17.05
Granted	86	17.77
Vested	(32)	16.66
Forfeited	(18)	17.37
Outstanding at December 31, 2011	83	17.88
Granted	95	15.50
Vested	(61)	16.35
Forfeited	(14)	17.07
Outstanding at December 31, 2012	103	$16.70

The following table summarizes the activities related to the Company’s performance based restricted stock unit awards:

		Weighted-
		Average
		Grant Date
(in thousands, except per share data)	Shares	Fair Value
Outstanding at December 31, 2010	-	$-
Granted (1)	93	18.57
Forfeited	(25)	18.57
Outstanding at December 31, 2011	68	18.57
Granted (1)	103	15.11
Forfeited	(7)	18.57
Outstanding at December 31, 2012	164	$16.39

(1) Represents target number of shares that can vest based on the achievement of certain performance criteria

Note 8—Income Taxes

Income tax expense (benefit) based on income before income taxes consists of:

	Year Ended December 31,
(in thousands)	2012	2011	2010
Current:
U.S. Federal	$776	$75	$300
State and local	640	86	948
Foreign	8,352	7,003	5,730
	9,768	7,164	6,978
Deferred:
U.S. Federal	9,914	(16,963)	(407)
State and local	1,560	442	(52)
Foreign	(2,410)	(1,470)	739
	9,064	(17,991)	280
	$18,832	$(10,827)	$7,258

Worldwide income before income taxes consisted of the following:

	Year Ended December 31,
(in thousands)	2012	2011	2010
United States	$27,538	$5,405	$27,650
Foreign	47,901	35,727	59,366
	$75,439	$41,132	$87,016

Income tax expense (benefit) differed from the amounts computed by applying the U.S. Federal statutory income tax rate to income before income taxes as a result of the following:

	Year Ended December 31,
(in thousands)	2012	2011	2010
Tax at statutory rate	$26,404	$14,396	$30,456
State taxes, net of federal tax effect	2,012	343	582
Effect of foreign operations and tax incentives	(11,710)	(12,442)	(13,021)
Valuation allowance	(44)	(23,674)	(10,657)
Thailand reserve for uncertain tax benefits	-	7,056	-
Settlement of foreign tax audits	-	(2,710)	-
Intercompany transactions	-	2,801	(1,321)
Losses in foreign jurisdictions for which no benefit has been provided	927	3,068	63
Other	1,243	335	1,156
Total income tax expense (benefit)	$18,832	$(10,827)	$7,258

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
(in thousands)	2012	2011
Deferred tax assets:
Carrying value of inventories	$2,786	$2,240
Accrued liabilities and allowances deductible for tax purposes on a cash basis	8,956	5,367
Goodwill	10,526	14,397
Stock-based compensation	8,251	7,398
Net operating loss carryforwards	39,670	49,561
Tax credit carryforwards	5,848	5,400
Other	7,564	9,850
	83,601	94,213
Less: valuation allowance	(41,858)	(42,524)
Net deferred tax assets	41,743	51,689

Deferred tax liabilities:
Plant and equipment, due to differences in depreciation	(3,887)	(4,586)
Other	(1,188)	(1,508)
Gross deferred tax liability	(5,075)	(6,094)
Net deferred tax asset	$36,668	$45,595

Recorded as:
Current deferred tax assets	$8,889	$8,175
Non-current deferred tax assets	29,535	37,420
Non-current deferred tax liabilities	(1,756)	-
Net deferred tax asset	$36,668	$45,595

The net change in the total valuation allowance for the years ended December 31, 2012, 2011 and 2010 was a decrease of $0.7 million, $19.3 million and $11.1 million, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances as of December 31, 2012. During 2011, the Company evaluated the recoverability of its deferred tax assets using the criteria described above and concluded that the Company’s projected future taxable income in the U.S. is sufficient to utilize additional net operating loss carryforwards and other deferred tax assets. As a result, the Company reduced its valuation allowance by $19.1 million in the U.S. During 2010, the valuation allowance on U.S. net deferred tax assets was reduced by $10.5 million as a result of utilizing U.S. net operating losses and other deferred tax assets during the year.

As of December 31, 2012, the Company had $76.0 million in U.S. Federal operating loss carryforwards which will expire from 2022 to 2031, state operating loss carryforwards of approximately $90.4 million which will expire from 2017 to 2031, foreign operating loss carryforwards of approximately $37.1 million with indefinite carryforward periods, and foreign operating loss carryforwards of approximately $6.7 million which will expire at varying dates through 2021. The utilization of these net operating loss carryforwards is limited to the future operations of the Company in the tax jurisdictions in which such carryforwards arose. The Company has U.S. federal tax credit carryforwards of $4.2 million which will expire at varying dates through 2031. The Company has state tax credit carryforwards of $1.7 million which will expire at varying dates through 2027.

Cumulative undistributed earnings of certain foreign subsidiaries amounted to approximately $534 million as of December 31, 2012. The Company considers earnings from foreign subsidiaries to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been made for these earnings. Upon distribution of foreign subsidiary earnings in the form of dividends or otherwise, such distributed earnings would be reportable for U.S. income tax purposes (subject to adjustment for foreign tax credits). Determination of the amount of any unrecognized deferred tax liability on these undistributed earnings is not practical.

The Company has been granted certain tax incentives, including tax holidays, for its subsidiaries in China, Malaysia and Thailand that will expire at various dates, unless extended or otherwise renegotiated, through 2012, 2015 and 2018, respectively, and are subject to certain conditions with which the Company expects to comply. The net impact of these tax incentives was to lower income tax expense for the years ended December 31, 2012, 2011, and 2010 by approximately $8.0 million (approximately $0.14 per diluted share), $10.5 million (approximately $0.18 per diluted share) and $8.7 million (approximately $0.14 per diluted share), respectively, as follows:

	Year Ended December 31,
(in thousands)	2012	2011	2010
China	$2,449	$1,474	$498
Malaysia	992	-	696
Thailand	4,594	9,036	7,490
	$8,035	$10,510	$8,684

The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. As of December 31, 2012, the total amount of the reserve for uncertain tax benefits including interest and penalties is $21.3 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

	December 31,
(in thousands)	2012	2011	2010
Balance as of January 1	$18,091	$14,759	$16,036
Additions related to prior year tax positions	141	7,056	120
Decreases related to prior year tax positions	(162)	(3,724)	-
Decreases as a result of a lapse of the applicable statute of limitations in current year	-	-	(1,397)
Balance as of December 31	$18,070	$18,091	$14,759

The increase in the total amount of unrecognized tax benefits reserve during 2011 is primarily the result of recording an income tax reserve against an income tax receivable that the Company had previously recorded for a subsidiary in Thailand offset by a decrease in the unrecognized tax benefits reserve for a settlement of income tax audits outside the United States. The decreases in the unrecognized tax benefits reserve during 2010 are primarily the result of the expiration of the statute of limitations for worthless stock deductions and intercompany transactions.

The reserve is classified as a current or long-term liability in the consolidated balance sheet based on the Company’s expectation of when the items will be settled. The Company records interest expense and penalties accrued in relation to uncertain income tax benefits as a component of current income tax expense. The total amount of interest and penalties included in income tax expense during the year ended December 31, 2012, 2011 and 2010 was $0.0 million, $(0.2) million and $(0.3) million, respectively. The amount of accrued potential interest and penalties on unrecognized tax benefits included in the reserve as of December 31, 2012 is $1.6 million and $1.6 million, respectively. A subsidiary of the Company in Thailand has filed for a refund of $8.4 million of previously paid income taxes applicable to the years 2004 and 2005, which is included in other assets. The Thailand tax authorities have conducted an initial examination of the applicable refund filings. The Company received official notification that the tax authorities have rejected its refund claim during the fourth quarter of 2012. The Company has filed an appeal of the rejected refund claim as management believes that the conclusions of the Thailand tax authorities are incorrect. During 2011, the Company recorded a reserve for uncertain benefits of $7.1 million against this refund claim.

The Company and its subsidiaries in Brazil, China, Ireland, Luxembourg, Malaysia, Mexico, the Netherlands, Romania, Singapore, Thailand and the United States remain open to examination by the various local taxing authorities, in total or in part, for fiscal years 2004 to 2012.

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

Sales to the ten largest customers represented 56%, 53% and 47% of total sales for 2012, 2011 and 2010, respectively. Sales to our largest customer were as follows for the indicated periods:

	Year ended December 31,
(in thousands)	2012	2011	2010
International Business Machines Corporation	$506,126	$319,411	$	*

* amount is less than 10% of total sales

Note 10—Financial Instruments and Concentration of Credit Risk

The carrying amounts of cash equivalents, accounts receivable, accrued liabilities, accounts payable and capital lease obligations approximate fair value. As of December 31, 2012, the Company’s investments are recorded at fair value. See Note 1(e). As of December 31, 2012, the Company had no significant off-balance sheet concentrations of credit risk such as foreign currency exchange contracts or other hedging arrangements. Financial instruments that subject the Company to credit risk consist of cash and cash equivalents, investments and trade accounts receivable. Management maintains the majority of the Company’s cash and cash equivalents with financial institutions. One of the most significant credit risks is the ultimate realization of accounts receivable. This risk is mitigated by (i) sales to well established companies, (ii) ongoing credit evaluation of customers, and (iii) frequent contact with customers, thus enabling management to monitor current changes in business operations and to respond accordingly. Management considers these concentrations of credit risks in establishing our allowance for doubtful accounts and believes these allowances are adequate. The Company’s largest customer represented approximately 23% and 21% of its gross accounts receivable as of December 31, 2012 and 2011, respectively.

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

	Year Ended December 31,
(in thousands)	2012	2011	2010
Net sales:
Americas	$1,440,298	$1,360,943	$1,538,034
Asia	978,093	867,008	864,627
Europe	139,684	166,730	164,196
Elimination of intersegment sales	(89,925)	(141,651)	(164,714)
	$2,468,150	$2,253,030	$2,402,143

Depreciation and amortization:
Americas	$14,755	$16,670	$20,031
Asia	15,180	12,859	13,444
Europe	2,544	2,664	2,913
Corporate	3,234	3,291	3,442
	$35,713	$35,484	$39,830

Income from operations:
Americas	$60,320	$46,170	$64,632
Asia	51,978	30,804	57,721
Europe	1,117	7	3,488
Corporate and intersegment eliminations	(37,856)	(35,688)	(37,395)
	$75,559	$41,293	$88,446

Capital expenditures:
Americas	$19,437	$18,008	$18,486
Asia	25,636	47,413	14,283
Europe	2,274	4,592	2,233
Corporate	1,688	1,984	1,036
	$49,035	$71,997	$36,038
Total assets:
Americas	$569,212	$650,998	$583,724
Asia	636,481	610,596	515,414
Europe	200,563	197,132	243,872
Corporate and other	95,221	41,272	134,058
	$1,501,477	$1,499,998	$1,477,068

Geographic net sales information provided below reflects the destination of the product shipped. Long-lived assets information is based on the physical location of the asset.

	Year Ended December 31,
(in thousands)	2012	2011	2010
Geographic net sales:
United States	$1,739,794	$1,518,940	$1,764,544
Asia	398,890	346,267	216,599
Europe	273,560	333,781	367,599
Other	55,906	54,042	53,401
	$2,468,150	$2,253,030	$2,402,143

Long-lived assets:
United States	$76,216	$70,756	$72,386
Asia	107,151	98,675	67,365
Europe	10,948	11,817	9,785
Other	15,200	17,744	16,237
	$209,515	$198,992	$165,773

Note 13—Employee Benefit Plans

The Company has a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code for the benefit of all its U.S. employees. Under the provisions of the plan, the Company will match a portion of each participant’s contribution upon completion of one year of service. The Company may also make discretionary contributions to the plan. During 2012, 2011 and 2010, the Company made contributions to the plan of approximately $3.5 million, $3.5 million and $3.5 million, respectively. The Company also has defined contribution benefit plans for certain of its international employees primarily dictated by the custom of the regions in which it operates. During 2012, 2011 and 2010, the Company made contributions to the international plans of approximately $0.1 million, $0.3 million and $0.3 million, respectively.

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

The following table summarizes the 2012 activity in the accrued restructuring balances related to the various restructuring activities initiated prior to December 31, 2012:

	Balance as of			Foreign	Balance as of
	December 31,	Restructuring	Cash	Exchange	December 31,
(in thousands)	2011	Charges	Payment	Adjustments	2012
2012 Restructuring:
Severance	$-	$1,529	$(998)	$7	$538
Lease facility costs	-	55	(54)	(1)	-
Other exit costs	-	209	(45)	2	166
	-	1,793	(1,097)	8	704
2011 Restructuring:
Severance	189	408	(611)	14	-
Lease facility costs	1,664	(153)	(1,474)	(24)	13
Other exit costs	-	17	(17)	-	-
	1,853	272	(2,102)	(10)	13
2010 Restructuring:
Severance	34	(4)	(30)	-	-
Other exit costs	20	52	(72)	-	-
	54	48	(102)	-	-
2009 Restructuring:
Lease facility costs	402	87	(489)	-	-
	402	87	(489)	-	-
Total	$2,309	$2,200	$(3,790)	$(2)	$717

The components of the restructuring charges initiated during 2012 were as follows:

(in thousands)	Americas	Europe	Asia	Total
Severance costs	$494	$531	$504	$1,529
Facility lease costs	-	-	55	55
Other exit costs	-	176	33	209
	$494	$707	$592	$1,793

During 2012, the Company recognized $1.5 million of employee termination costs associated with the involuntary terminations of 139 employees in connection with reductions in workforce of certain facilities worldwide. The identified involuntary employee terminations by reportable geographic region amounted to approximately 68, 61 and 10 for the Americas, Asia and Europe, respectively.

The following table summarizes the 2011 activity in the accrued restructuring balances related to the various restructuring activities initiated prior to December 31, 2011:

	Balance as of				Foreign	Balance as of
	December 31,	Restructuring	Cash	Non-Cash	Exchange	December 31,
(in thousands)	2010	Charges	Payment	Activity	Adjustments	2011
2011 Restructuring:
Severance	$-	$2,386	$(2,215)	$-	$18	$189
Lease facility costs	-	1,958	(294)	-	-	1,664
Other exit costs	-	514	(159)	(355)	-	-
	-	4,858	(2,668)	(355)	18	1,853
2010 Restructuring:
Severance	1,767	(503)	(1,317)	-	87	34
Other exit costs	709	181	(872)	-	2	20
	2,476	(322)	(2,189)	-	89	54
2009 Restructuring:
Lease facility costs	1,506	-	(1,161)	-	57	402
Other exit costs	27	(21)	(6)	-	-	-
	1,533	(21)	(1,167)	-	57	402
Total	$4,009	$4,515	$(6,024)	$(355)	$164	$2,309

The components of the restructuring charges initiated during 2011 were as follows:

(in thousands)	Americas	Europe	Asia	Total
Severance costs	$421	$1,829	$136	$2,386
Facility lease costs	-	1,335	623	1,958
Other exit costs	22	203	289	514
	$443	$3,367	$1,048	$4,858

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

The components of the restructuring charges initiated during 2010 were as follows:

(in thousands)	Americas	Europe	Asia	Total
Severance costs	$1,388	$1,374	$1,384	$4,146
Facility lease costs	494	-	-	494
Other exit costs	369	137	679	1,185
	$2,251	$1,511	$2,063	$5,825

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

Note 16—Thailand Flood Related Charges

The Company’s facilities in Ayudhaya, Thailand were flooded and remained closed from October 13, 2011 to December 20, 2011. As a result of the flooding and temporary closing of these facilities, the Company recognized estimated property losses of $46.2 million and incurred $13.4 million of flood related costs during the three months ended December 31, 2011. The Company carried property and business interruption insurance with a combined limit for real and personal property as well as business interruption insurance of approximately $300 million. As such, during the three months ended December 31, 2011, the Company recorded estimated recoveries from insurance for these property losses and flood related costs totaling $56.2 million, including $46.2 million of property losses from the involuntary conversion of property, plant and equipment and inventory and $10.0 million of other costs directly related to the flooding in Thailand.

During the year ended December 31, 2012, the Company reduced the estimated property losses and the corresponding estimated insurance recoveries for these property losses by $5.1 million. In addition, the Company received $58.2 million of insurance proceeds which exceeded our previously recorded insurance receivable by $7.1 million. The insurance proceeds included $48.2 million for Thailand property losses and $10.0 million for other flood related costs. As of December 31, 2012, the Company has collected its recorded insurance receivable for these property losses and flood related costs.

During the year ended December 31, 2012, the Company recognized additional Thailand flood related charges totaling $16.1 million, which were offset by the insurance recoveries totaling $7.1 million in excess of previously recognized inventory and property, plant and equipment losses. While all of these charges consist of costs directly attributable to the Thailand flood which the Company expects to recover from its insurance, the Company will record additional insurance recoveries when the appropriate recognition criteria have been met. The Company cannot estimate the timing of the receipt of insurance proceeds it will ultimately realize. The Company does not expect to incur significant additional Thailand flood related charges. As a result of the flooding, the Company has been unable to renew or otherwise obtain adequate cost-effective flood insurance to cover assets at its facilities in Thailand. The Company continues to investigate all flood risk-mitigation alternatives in Thailand. In the event the Company was to experience a significant uninsured loss in Thailand or elsewhere, it could have a material adverse effect on its business, financial condition and results of operations.

Note 17—Quarterly Financial Data (Unaudited)

The following table sets forth certain unaudited quarterly information with respect to the Company’s results of operations for the years 2012, 2011 and 2010. Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total earnings per share amounts for the fiscal year.

	2012 Quarter
(in thousands, except per share data)	1st	2nd	3rd	4th
Sales	$593,417	$630,031	$610,769	$633,933
Gross profit	40,508	45,991	44,780	45,459
Net income	5,598	13,580	19,314	18,115
Earnings per common share:
Basic	0.10	0.24	0.35	0.33
Diluted	0.10	0.24	0.34	0.33

	2011 Quarter
(in thousands, except per share data)	1st	2nd	3rd	4th
Sales	$538,312	$585,549	$570,083	$559,086
Gross profit	37,624	37,751	34,635	28,825
Net income	14,513	14,701	19,867	2,878
Earnings per common share:
Basic	0.24	0.24	0.34	0.05
Diluted	0.24	0.24	0.34	0.05

	2010 Quarter
(in thousands, except per share data)	1st	2nd	3rd	4th
Sales	$571,905	$589,449	$613,864	$626,925
Gross profit	45,237	46,254	47,192	48,732
Net income	18,142	20,137	22,469	19,010
Earnings per common share:
Basic	0.29	0.32	0.36	0.31
Diluted	0.28	0.32	0.36	0.31

Note 18—Supplemental Cash Flow and Non-Cash Information

The following is additional information concerning supplemental disclosures of cash payments.

	Year ended December 31,
(in thousands)	2012	2011	2010
Income taxes paid, net	$11,975	$7,759	$8,577
Interest paid	$1,353	$1,290	$1,324

Non-cash investing activity:
Additions to property, plant and equipment in accounts payable	$2,020	$-	$-

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Benchmark Electronics, Inc.:

We have audited the accompanying consolidated balance sheets of Benchmark Electronics, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of Benchmark Electronics, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Benchmark Electronics, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Benchmark Electronics, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2013 expressed an unqualified opinion on the effectiveness of Benchmark Electronics, Inc.’s internal control over financial reporting.

(signed) KPMG LLP

Houston, Texas

February 28, 2013

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

The Company maintains internal accounting control systems that are adequate to prepare financial records and to provide reasonable assurance that the assets are safeguarded from loss or unauthorized use. We believe these systems are effective, and the cost of the systems does not exceed the benefits obtained.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s management (with the participation of its chief executive officer and chief financial officer) conducted an evaluation pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that as of the end of the period covered by this report such disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Benchmark Electronics, Inc.:

We have audited Benchmark Electronics, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Benchmark Electronics, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Benchmark Electronics, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, Benchmark Electronics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Benchmark Electronics, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 28, 2013, expressed an unqualified opinion on those consolidated financial statements.

(signed) KPMG LLP

Houston, Texas

February 28, 2013

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information under the captions “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders (the 2013 Proxy Statement), to be filed not later than 120 days after the close of the Company’s fiscal year, is incorporated herein by reference in response to this item.

Item 11. Executive Compensation.

The information under the captions “Compensation Discussion and Analysis” and “Report of Compensation Committee” in the 2013 Proxy Statement, to be filed not later than 120 days after the close of the Company’s fiscal year, is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information under the caption “Common Share Ownership of Certain Beneficial Owners and Management” in the 2013 Proxy Statement, to be filed not later than 120 days after the close of the Company’s fiscal year, is incorporated herein by reference in response to this item.

The following table sets forth certain information relating to our equity compensation plans as of December 31, 2012:

Number of
	securities to be		Weighted-		Number of
	issued upon		average exercise		securities
	exercise of		price of		remaining
	outstanding		outstanding		available
	options, warrants		options, warrants		for future
Plan Category	and rights		and rights		issuance

Equity compensation plans approved by security holders	4,507,338	(1)	$19.88	(1)	3,029,180

(1)Includes 267,256 restricted share units, phantom stock awards and performance restricted share units. The weighted- average exercise price does not take these awards into account.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information under the caption “Election of Directors” in the 2013 Proxy Statement, to be filed not later than 120 days after the close of the Company’s fiscal year, is incorporated herein by reference in response to this item.

Item 14. Principal Accounting Fees and Services.

The information under the caption “Audit Committee Report to Shareholders” in the 2013 Proxy Statement, to be filed not later than 120 days after the close of the Company’s fiscal year, is incorporated herein by reference in response to this item.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) (1) Financial statements of the Company filed as part of this report:

See Item 8 - Financial Statements and Supplementary Data.

(2) Financial statement schedule filed as part of this report:

Schedule II - Valuation Accounts

		Additions
	Balance at				Balance at
	Beginning	Charges to			End of
(in thousands)	of Period	Operations	Other	Deductions	Period
Year ended December 31, 2012:
Allowance for doubtful accounts(1)	$1,094	407	13	72	1,442

Year ended December 31, 2011:
Allowance for doubtful accounts(1)	$586	546	(23)	15	1,094

Year ended December 31, 2010:
Allowance for doubtful accounts(1)	$417	385	(29)	187	586

(1) Deductions in the allowance for doubtful accounts represent write-offs, net of recoveries, of amounts determined to be uncollectible.

Report of Independent Registered Public Accounting Firm on Schedule

The Board of Directors and Shareholders

Benchmark Electronics, Inc.:

Under date of February 28, 2013, we reported on the consolidated balance sheets of Benchmark Electronics, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, in this annual report on Form 10-K for the year 2012. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule included in Item 15(a)2. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

(signed) KPMG LLP

Houston, Texas

February 28, 2013

(3) Exhibits

Each exhibit marked with an asterisk is filed with this Annual Report on Form 10-K.

Exhibit
Number		Description

2.1	—	Agreement and Plan of Merger dated October 16, 2006 among the Company, Autobahn Acquisition Corp. and Pemstar Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated October 16, 2006 and filed on October 18, 2006 (Commission file number 1-10560)).

3.1	—	Restated Articles of Incorporation of the Company dated May 10, 1990 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration Number 33-46316) (the “Registration Statement”)).

3.2	—	Amendment to the Restated Articles of Incorporation of the Company adopted by the shareholders of the Company on May 20, 1997 (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (Commission file number 1-10560)).

3.3	—	Amendment to the Restated Articles of Incorporation of the Company approved by the shareholders of the Company on August 13, 2002 (incorporated by reference to Exhibit 4.7 to the Company’s Form S-8 (Registration Number 333-103183)).

3.4	—	Amended and Restated Bylaws of the Company dated May 18, 2006 (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K dated May 18, 2006 and filed on May 19, 2006 (Commission file number 1-10560)).

3.5	—	Amendment to the Restated Articles of Incorporation of the Company approved by the shareholders of the Company on May 10, 2006 (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K dated October 16, 2006 and filed on October 16, 2006 (Commission file number 1-10560)).

4.1	—	Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registration Statement).

4.2	—	Amendment to the Restated Articles of Incorporation of the Company adopted by the shareholders of the Company on May 20, 1997 (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (Commission file number 1-10560)).

4.3	—	Specimen form of certificate evidencing the Common Share (incorporated by reference to Exhibit 4.3 to the Registration Statement).

4.4	—	Rights Agreement dated December 11, 1998 between the Company and Harris Trust Savings Bank, as Rights Agent, together with the following exhibits thereto: Exhibit A — Form of Statement of Resolution Establishing Series A Cumulative Junior Participating Preferred Stock of Benchmark Electronics, Inc.; Exhibit B — Form of Right Certificate; and Exhibit C — Summary of Rights to Purchase Preferred Stock of Benchmark Electronics, Inc. (incorporated by reference to Exhibit 1 to the Company’s Form 8A12B filed December 11, 1998 (Commission file number 1-10560)).

4.5	—	Statement of Resolution Establishing Series A Cumulative Junior Participating Preferred Stock of the Company (incorporated by reference to Exhibit B of the Rights Agreement dated December 11, 1998 between the Company and Harris Trust Savings Bank, as Rights Agent, included as Exhibit 1 to the Company’s Form 8A12B filed December 11, 1998 (Commission file number 1-10560)).

4.6	—	Summary of Rights to Purchase Preferred Stock of the Company (incorporated by reference to Exhibit 3 to the Company’s Form 8A12B/A filed December 22, 1998 (Commission file number 1-10560)).

4.7	—	Amendment to the Restated Articles of Incorporation of the Company approved by the shareholders of the Company on August 13, 2002 (incorporated by reference to Exhibit 4.7 to the Company’s Form S-8 (Registration Number 333-103183)).

4.8	—	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K dated May 18, 2006 and filed on May 19, 2006 (Commission file number 1-10560)).

4.9	—	Amendment to the Restated Articles of Incorporation of the Company approved by the shareholders of the Company on May 10, 2006 (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K dated October 16, 2006 and filed on October 16, 2006 (Commission file number 1-10560)).

4.10	—	Amendment No. 1 dated as of December 10, 2008, to the Rights Agreement dated as of December 11, 1998 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K dated December 10, 2008 and filed on December 11, 2008 (Commission file number 1-10560)).

4.11	—	Amendment No. 2 dated as of May 18, 2010, to the Rights Agreement dated as of December 11, 1998, as amended by Amendment No. 1 dated as of December 10, 2008 (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-A12B/A filed May 25, 2010 (Commission file number 1-10560)).

10.1	—	Form of Indemnity Agreement between the Company and its directors and executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (Commission file number 1-10560)).

10.2	—	Benchmark Electronics, Inc. 2000 Stock Awards Plan (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 (Registration Number 333-54186)).

10.3	—	Form of incentive stock option agreement for use under the 2000 Stock Awards Plan (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 (Registration Number 333-54186)).

10.4	—	Form of phantom stock agreement for use under the 2000 Stock Awards Plan (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission file number 1-10560)).

10.5	—	Form of nonqualified stock option agreement for use under the 2000 Stock Awards Plan (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 20088 (Commission file number 1-10560)).

10.6	—	Form of restricted stock agreement for use under the 2000 Stock Awards Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated March 17, 2008 (Commission file number 1-10560)).

10.7	—	Benchmark Electronics, Inc. Deferred Compensation Plan dated as of December 16, 2008 (incorporated by reference to Exhibit 99.1 to the Company’s Form S-8 (Registration Number 333-156202)).

10.8	—	Fourth Amended and Restated Credit Agreement dated as of July 30, 2012 among the Company; the borrowing subsidiaries; the lenders party thereto; JPMorgan Chase Bank, N.A. as administrative agent, collateral agent and issuing lender; Bank of America, N.A., Wells Fargo Bank, N.A. and Comerica Bank as co-documentation agents; and J.P. Morgan Securities Inc. as lead arranger (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K dated July 30, 2012 and filed on August 3, 2012 (Commission file number 1-10560)).

10.9	—	Employment Agreement between the Company and Donald F. Adam dated as of March 10, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated March 10, 2009 (Commission file number 1-10560)).

10.10	—	Benchmark Electronics, Inc. 2002 Stock Option Plan for Non-Employee Directors (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed April 15, 2002 (Commission file number 1-10560)).

10.11	—	Code of Conduct (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (Commission file number 1-10560)).

10.12	—	Amendment No. 1 to the Benchmark Electronics, Inc. 2002 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 99.3 to the Company’s Form 8-K dated May 18, 2006 filed on May 19, 2006 (Commission file number 1-10560)).

10.13	—	Benchmark Electronics, Inc. 2010 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (Registration Number 333-168426)).

10.14	—	Form of option award agreement for use under the 2010 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-8 (Registration Number 333-168426)).

10.15	—	Form of restricted share award agreement for use under the 2010 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-8 (Registration Number 333-168426)).

10.16	—	Form of restricted stock unit award agreement for use under the 2010 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-8 (Registration Number 333-168426)).

10.17	—	Employment Termination and Settlement Agreement dated November 8, 2011 between the Company and Cary T. Fu (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated November 8, 2011 (Commission file number 1-10560)).

10.18	—	Consulting Services and Non-Compete Agreement dated November 8, 2011 between the Company and Cary T. Fu (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated November 8, 2011 (Commission file number 1-10560)).

10.19	—	Amended and Restated Employment Agreement dated November 8, 2011 between the Company and Gayla J. Delly (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K dated November 8, 2011 (Commission file number 1-10560)).

11	—	Statement regarding Computation of Per-Share Earnings (incorporated by reference to “Notes to Consolidated Financial Statements, Note 1(j) – Earnings Per Share” in Item 8 of this report).

21*	—	Subsidiaries of Benchmark Electronics, Inc.

23*	—	Consent of Independent Registered Public Accounting Firm concerning incorporation by reference in the Company’s Registration Statements on Form S-8 (Registration No. 333-28997, No. 333-101744, No. 333-156202 and No. 333-168427).

31.1*	—	Section 302 Certification of Chief Executive Officer

31.2*	—	Section 302 Certification of Chief Financial Officer

32.1*	—	Section 1350 Certification of Chief Executive Officer

32.2*	—	Section 1350 Certification of Chief Financial Officer

101.INS (1)		XBRL Instance Document

101.SCH (1)		XBRL Taxonomy Extension Schema Document

101.CAL (1)		XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB (1)		XBRL Taxonomy Extension Label Linkbase Document

101.DEF (1)		XBRL Taxonomy Extension Definition Linkbase Document

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
Date: February 27, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Name	Position	Date

/s/ Peter G. Dorflinger	Chairman of the Board	February 27, 2013
Peter G. Dorflinger

President, Chief Executive Officer and
/s/ Gayla J. Delly	Director	February 27, 2013
Gayla J. Delly	(principal executive officer)

/s/ Donald F. Adam	Chief Financial Officer	February 27, 2013
Donald F. Adam	(principal financial and accounting officer)

/s/ Michael R. Dawson	Director	February 27, 2013
Michael R. Dawson

/s/ Douglas G. Duncan	Director	February 27, 2013
Douglas G. Duncan

/s/ David W. Scheible	Director	February 27, 2013
David W. Scheible

/s/ Bernee D.L. Strom	Director	February 27, 2013
Bernee D.L. Strom

/s/ Clay C. Williams	Director	February 27, 2013
Clay C. Williams

