Form 10-Q
period 2013-03-31
BENCHMARK ELECTRONICS INC
filed 2013-05-08
CIK 863436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013.

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

Large accelerated filer ☑		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Act). Yes ☐ No ☑

As of May 7, 2013, there were 54,366,906 Common Shares of Benchmark Electronics, Inc., par value $0.10 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31,	December 31,
(in thousands, except par value)	2013	2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$416,854	$384,579
Accounts receivable, net of allowance for doubtful accounts of $420 and $1,442, respectively	418,633	459,081
Inventories, net	320,605	324,041
Prepaid expenses and other assets	23,535	29,539
Income taxes receivable	12,034	8,062
Deferred income taxes	7,973	8,889
Total current assets	1,199,634	1,214,191
Long-term investments	10,291	10,324
Property, plant and equipment, net of accumulated depreciation of $337,447 and $330,012 respectively	173,351	176,104
Goodwill, net	37,912	37,912
Deferred income taxes	28,656	29,535
Other, net	32,933	33,411
	$1,482,777	$1,501,477

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of capital lease obligations	$517	$497
Accounts payable	251,072	260,622
Income taxes payable	3,777	3,828
Accrued liabilities	52,333	65,568
Total current liabilities	307,699	330,515
Capital lease obligations, less current installments	9,971	10,103
Other long-term liabilities	20,271	19,578
Deferred income taxes	1,756	1,756
Shareholders’ equity:
Preferred shares, $0.10 par value; 5,000 shares authorized, none issued	—	—
Common shares, $0.10 par value; 145,000 shares authorized; issued – 54,869 and 55,297, respectively outstanding – 54,758 and 55,186, respectively	5,476	5,519
Additional paid-in capital	648,596	651,148
Retained earnings	500,461	493,666
Accumulated other comprehensive loss	(11,181)	(10,536)
Less treasury shares, at cost; 111 shares	(272)	(272)
Total shareholders’ equity	1,143,080	1,139,525
Commitments and contingencies
	$1,482,777	$1,501,477

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share data)	2013	2012

Sales	$542,444	$593,417
Cost of sales	505,610	552,909
Gross profit	36,834	40,508
Selling, general and administrative expenses	22,399	22,501
Restructuring charges	442	(36)
Thailand flood related charges, net of insurance	-	10,218
Income from operations	13,993	7,825
Interest expense	(459)	(325)
Interest income	414	378
Other income	316	366
Income before income taxes	14,264	8,244
Income tax expense	2,777	2,646
Net income	$11,487	$5,598

Earnings per share:
Basic	$0.21	$0.10
Diluted	$0.21	$0.10

Weighted-average number of shares outstanding:
Basic	54,796	57,484
Diluted	55,150	57,853

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended
	March 31,
(in thousands)	2013	2012

Net income	$11,487	$5,598
Other comprehensive income (loss):
Foreign currency translation adjustments	(638)	3,047
Unrealized gain (loss) on investments, net of tax	(8)	646
Other	1	(2)
Comprehensive income	$10,842	$9,289

The components of accumulated other comprehensive loss are as follows:

	March 31,	December 31,
(in thousands)	2013	2012
Foreign currency translation adjustments	$(9,319)	$(8,681)
Unrealized loss on investments, net of tax	(1,859)	(1,851)
Other	(3)	(4)
Accumulated other comprehensive loss	$(11,181)	$(10,536)

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders’ Equity

(unaudited)

					Accumulated
			Additional		other		Total
		Common	paid-in	Retained	comprehensive	Treasury	shareholders’
(in thousands)	Shares	shares	capital	earnings	loss	shares	equity
Balances, December 31, 2012	55,186	$5,519	$651,148	$493,666	$(10,536)	$(272)	$1,139,525
Stock-based compensation expense	-	-	1,553	-	-	-	1,553
Shares repurchased and retired	(680)	(68)	(7,318)	(4,692)	-	-	(12,078)
Stock options exercised	234	23	3,298	-	-	-	3,321
Issuance of restricted shares, net of forfeitures	25	3	(3)	-	-	-	-
Restricted shares withheld for taxes	(7)	(1)	(116)	-	-	-	(117)
Excess tax shortfall of stock-based compensation	-	-	34	-	-	-	34
Comprehensive income	-	-	-	11,487	(645)	-	10,842
Balances, March 31, 2013	54,758	$5,476	$648,596	$500,461	$(11,181)	$(272)	$1,143,080

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
	March 31,
(in thousands)	2013	2012
Cash flows from operating activities:
Net income	$11,487	$5,598
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,626	8,455
Deferred income taxes	1,719	1,798
Gain on the sale of property, plant and equipment	(2)	(68)
Asset impairment	39	-
Stock-based compensation expense	1,553	1,276
Excess tax shortfall (benefit) from stock-based compensation	(114)	1
Changes in operating assets and liabilities:
Accounts receivable	40,218	(48,927)
Inventories	3,141	(11,377)
Prepaid expenses and other assets	6,129	10,680
Accounts payable	(8,786)	15,877
Accrued liabilities	(12,609)	(3,531)
Income taxes	(3,753)	(3,603)
Net cash provided by (used in) operations	48,648	(23,821)
Cash flows from investing activities:
Proceeds from sales and redemptions of investments	25	25
Additions to property, plant and equipment	(6,703)	(11,554)
Proceeds from the sale of property, plant and equipment	22	72
Additions to purchased software	(217)	(394)
Thailand flood property insurance proceeds	-	9,966
Net cash used in investing activities	(6,873)	(1,885)
Cash flows from financing activities:
Proceeds from stock options exercised	3,321	1,365
Excess tax (shortfall) benefits from stock-based compensation	114	(1)
Principal payments on capital lease obligations	(112)	(94)
Share repurchases	(12,078)	(3,935)
Net cash used in financing activities	(8,755)	(2,665)
Effect of exchange rate changes	(745)	1,119
Net increase (decrease) in cash and cash equivalents	32,275	(27,252)
Cash and cash equivalents at beginning of year	384,579	283,920
Cash and cash equivalents at end of period	$416,854	$256,668

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

The condensed consolidated financial statements included herein have been prepared by the Company without an audit pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). The financial statements reflect all normal and recurring adjustments which in the opinion of management are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Note 2 – Stock-Based Compensation

The Benchmark Electronics, Inc. 2000 Stock Awards Plan (the 2000 Plan) and the Benchmark Electronics, Inc. 2010 Omnibus Incentive Compensation Plan (the 2010 Plan) authorize the Company, upon recommendation of the compensation committee of the Board of Directors, to grant a variety of types of awards, including stock options, restricted shares, restricted stock units, stock appreciation rights, performance compensation awards, phantom stock awards and deferred share units, or any combination thereof, to any director, officer, employee or consultant (including any prospective director, officer, employee or consultant) of the Company. Stock options are granted to employees with an exercise price equal to the market price of the Company’s common shares on the date of grant, generally vest over a four-year period from the date of grant and have a term of ten years. Restricted shares, restricted stock units and phantom stock awards granted to employees generally vest over a four-year period from the date of grant, subject to the continued employment of the employee by the Company. The 2000 Plan expired on February 16, 2010 and no additional grants can be made under that plan. The 2010 Plan was approved by the Company’s shareholders on May 18, 2010. Members of the Board of Directors who are not employees of the Company hold awards under the Benchmark Electronics, Inc. 2002 Stock Option Plan for Non-Employee Directors (the 2002 Plan). Stock options were granted pursuant to the 2002 Plan upon the occurrence of the non-employee director’s election or re-election to the Board of Directors. All awards under the 2002 Plan were fully vested upon the date of grant and have a term of ten years. The 2002 Plan was approved by the Company’s shareholders on May 14, 2002 and expired February 26, 2012. No additional grants may be made under the 2002 Plan. Non-employee directors are currently eligible to receive equity awards under the 2010 Plan. Beginning in 2011, awards under the 2010 Plan to non-employee directors were in the form of restricted stock units, which vest in equal quarterly installments over a one-year period, starting from the grant date. As of March 31, 2013, 2.0 million additional common shares are available for issuance under the Company’s existing plans.

All share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on their fair values. The total compensation cost recognized for stock-based awards was $1.6 million and $1.3 million for the three months ended March 31, 2013 and 2012, respectively. The total income tax benefit recognized in the income statement for stock-based awards was $0.5 million and $0.2 million for the three months ended March 31, 2013 and 2012, respectively. The compensation expense for stock-based awards includes an estimate for forfeitures and is recognized over the vesting period of the awards using the straight-line method. Cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards (excess tax benefits) are classified as cash flows from financing activities. Awards of restricted shares, restricted stock units, performance restricted stock units and phantom stock are valued at the closing market price of the Company’s common shares on the date of grant. For restricted stock unit awards with performance conditions, compensation expense is based on the probability that the performance goals will be achieved, which is monitored by management throughout the requisite service period. If it becomes probable, based on the Company’s expectation of performance during the measurement period, that more or less than the previous estimate of the awarded shares will vest, an adjustment to stock-based compensation expense will be recognized as a change in accounting estimate.

As of March 31, 2013, the unrecognized compensation cost and remaining weighted-average amortization period related to stock-based awards are as follows:

			Phantom	Performance
			Stock and	Based
	Stock	Restricted	Restricted	Restricted
(in thousands)	Options	Shares	Stock Units	Stock Units
Unrecognized compensation cost	$6,014	$3,926	$4,995	$3,390
Remaining weighted-average amortization period	2.2 years	2.4 years	3.5 years	3.0 years

During the three months ended March 31, 2013 and 2012, the Company issued 0.3 million and 0.4 million stock options, respectively. The weighted-average assumptions used to value the options granted during the three months ended March 31, 2013 and 2012, were as follows:

	Three Months Ended
	March 31,
	2013	2012
Expected term of options	7.4 years	6.3 years
Expected volatility	42%	42%
Risk-free interest rate	1.396%	1.314%
Dividend yield	zero	zero

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

The weighted-average fair value per option granted during the three months ended March 31, 2013 and 2012 was $7.87 and $6.85, respectively. The total cash received as a result of stock option exercises for the three months ended March 31, 2013 and 2012 was approximately $3.3 million and $1.4 million, respectively. The actual tax benefit realized as a result of stock option exercises and the vesting of other share-based awards during the three months ended March 31, 2013 and 2012 was $1.0 million and $0.5 million, respectively. For the three months ended March 31, 2013 and 2012, the total intrinsic value of stock options exercised was $0.8 million and $0.6 million, respectively.

The Company issued performance based restricted stock unit awards to employees during the three months ended March 31, 2013 and 2012. The number of performance based restricted stock unit awards that will ultimately be earned will not be determined until the end of the performance periods, which are December 31, 2015 and 2016, and may vary from as low as zero to as high as three times the target number depending on the level of achievement of certain performance goals. The level of achievement of these goals is based upon the audited financial results of the Company for the last full calendar year within the performance period (the years ending December 31, 2015 and 2016). The performance goals consist of certain levels of achievement using the following financial metrics: revenue growth, operating income margin expansion, and return on invested capital. If the performance goals are not met based on the Company’s financial results, the applicable performance based restricted stock unit awards will not vest and will be forfeited.

The following table summarizes the activities relating to the Company’s stock options:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
(in thousands, except per share data)	Options	Price	Term (Years)	Value
Outstanding as of December 31, 2012	4,240	$19.88
Granted	348	$17.37
Exercised	(234)	$14.22
Forfeited or expired	(55)	$20.58
Outstanding as of March 31, 2013	4,299	$19.97	5.02	$3,798
Exercisable as of March 31, 2013	3,422	$20.69	4.03	$2,896

The aggregate intrinsic value in the table above is before income taxes and is calculated as the difference between the exercise price of the underlying options and the Company’s closing stock price as of the last business day of the period ended March 31, 2013 for options that had exercise prices that were below the closing price.

The following table summarizes the activities related to the Company’s restricted shares:

		Weighted-
		Average
		Grant Date
(in thousands, except per share data)	Shares	Fair Value
Non-vested shares outstanding as of December 31, 2012	340	$16.81
Vested	(86)	$16.84
Forfeited	(6)	$16.77
Non-vested shares outstanding as of March 31, 2013	248	$16.80

The following table summarizes the activities related to the Company’s time based restricted stock units and phantom stock awards:

		Weighted-
		Average
		Grant Date
(in thousands, except per share data)	Shares	Fair Value
Non-vested shares outstanding as of December 31, 2012	103	$16.70
Granted	234	$17.37
Vested	(31)	$16.38
Forfeited	(2)	$17.14
Non-vested shares outstanding as of March 31, 2013	304	$17.25

The following table summarizes the activities related to the Company’s performance based restricted stock unit awards:

		Weighted-
		Average
		Grant Date
(in thousands, except per share data)	Shares	Fair Value
Non-vested shares outstanding as of December 31, 2012	164	$16.39
Granted(1)	76	$17.37
Non-vested shares outstanding as of March 31, 2013	240	$16.70

(1)	Represents target number of shares that can vest based on the achievement of certain performance criteria.

Note 3 – Earnings Per Share

Basic earnings per share is computed using the weighted-average number of shares outstanding. Diluted earnings per share is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding stock equivalents during the three months ended March 31, 2013, and 2012. Stock equivalents include common shares issuable upon the exercise of stock options and other equity instruments, and are computed using the treasury stock method. Under the treasury stock method, the exercise price of a share, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of estimated tax benefits that would be recorded in paid-in-capital, if any, when the share is exercised are assumed to be used to repurchase shares in the current period.

The following table sets forth the calculation of basic and diluted earnings per share.

	Three Months Ended
	March 31,
(in thousands, except per share data)	2013	2012
Net income	$11,487	$5,598

Denominator for basic earnings per share - weighted-average number of common shares outstanding during the period	54,796	57,484
Incremental common shares attributable to exercise of outstanding dilutive options	215	212
Incremental common shares attributable to outstanding restricted shares, restricted stock units and phantom stock	139	157
Denominator for diluted earnings per share	55,150	57,853

Basic earnings per share	$0.21	$0.10
Diluted earnings per share	$0.21	$0.10

Options to purchase 3.3 million and 3.4 million common shares for the three months ended March 31, 2013 and 2012, respectively, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

Note 4 – Goodwill and Other Intangible Assets

Goodwill associated with the Company’s Asia business segment totaled $37.9 million at both March 31, 2013, and December 31, 2012.

Other assets consist primarily of acquired identifiable intangible assets, capitalized purchased software costs and assets held for sale. Other intangible assets as of March 31, 2013, and December 31, 2012 were as follows:

	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
Customer relationships	$17,753	$(11,120)	$6,633
Technology licenses	11,300	(8,013)	3,287
Other	868	(148)	720
Other intangible assets, March 31, 2013	$29,921	$(19,281)	$10,640

	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
Customer relationships	$17,793	$(10,702)	$7,091
Technology licenses	11,300	(7,880)	3,420
Other	868	(142)	726
Other intangible assets, December 31, 2012	$29,961	$(18,724)	$11,237

Customer relationships are being amortized on a straight-line basis over a period of ten years. Technology licenses are being amortized over their estimated useful lives in proportion to the economic benefits consumed. Amortization of other intangible assets for the three months ended March 31, 2013, and 2012 was $0.6 million and $0.6 million, respectively.

The estimated future amortization expense of other intangible assets for each of the next five years is as follows (in thousands):

Year ending December 31,	Amount
2013 (remaining nine months)	$2,400
2014	2,573
2015	2,573
2016	2,463
2017	24

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

Interest on outstanding borrowings under the U.S. Credit Agreement is payable quarterly, at the Company’s option, at either LIBOR plus 1.75% to 2.75% or a prime rate plus 0.75% to 1.75%, based upon the Company’s leverage ratio as specified in the U.S. Credit Agreement. A commitment fee of 0.30% to 0.40% per annum (based upon the Company’s liquidity ratio as specified in the U.S. Credit Agreement) on the unused portion of the revolving credit line is payable quarterly in arrears. As of both March 31, 2013 and December 31, 2012, the Company had no borrowings outstanding under the U.S. Credit Agreement and $200 million was available for future borrowings.

The U.S. Credit Agreement is secured by the Company’s domestic inventory and accounts receivable, 100% of the stock of the Company’s domestic subsidiaries and 65% of the voting capital stock of each direct foreign subsidiary and substantially all of the other tangible and intangible assets of the Company and its domestic subsidiaries. The U.S. Credit Agreement contains customary financial covenants as to debt leverage and fixed charges, and restricts our ability to incur additional debt, pay dividends, repurchase shares, sell assets and merge or consolidate with other persons. As of both March 31, 2013 and December 31, 2012, the Company was in compliance with all such covenants and restrictions.

The Company’s Thailand subsidiary has a multi-purpose credit facility with Kasikornbank Public Company Limited (the Thai Credit Facility) that provides for approximately $11.9 million (350 million Thai baht) in working capital availability. The Thai Credit Facility is secured by land and buildings in Thailand owned by the Company. Availability of funds under the Thai Credit Facility is reviewed annually and is currently accessible through October 2013. As of both March 31, 2013, and December 31, 2012, the Company’s Thailand subsidiary had no working capital borrowings outstanding.

Note 6 – Inventories

Inventory costs are summarized as follows:

	March 31,	December 31,
(in thousands)	2013	2012
Raw materials	$213,130	$213,027
Work in process	74,133	67,221
Finished goods	33,342	43,793
	$320,605	$324,041

Note 7 – Income Taxes

Income tax expense (benefit) consists of the following:

	Three Months Ended
	March 31,
(in thousands)	2013	2012
Federal – Current	$(666)	$144
Foreign – Current	1,660	678
State – Current	64	26
Deferred	1,719	1,798
	$2,777	$2,646

In 2013, income tax expense differs from the amount computed by applying the U.S. federal statutory income tax rate to income before income tax primarily due to the mix of taxable income by taxing jurisdiction, the impact of tax incentives and tax holidays in foreign locations, and state income taxes (net of federal benefit). Also in January 2013, the Company recorded $0.8 million of discrete tax benefits related to the American Taxpayer Relief Act of 2012 (ATRA). The ATRA retroactively restored the research and experimentation credit and other U.S. income tax benefits for 2012 and extends these provisions through the end of 2013.

The Company considers earnings from foreign subsidiaries to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been made for these earnings. Upon distribution of foreign subsidiary earnings in the form of dividends or otherwise, such distributed earnings would be reportable for U.S. income tax purposes (subject to adjustment for foreign tax credits). Determination of the amount of any unrecognized deferred tax liability on these undistributed earnings is not practicable.

The Company has been granted certain tax incentives, including tax holidays, for its subsidiaries in Malaysia and Thailand that will expire at various dates, unless extended or otherwise renegotiated, through 2015 and 2018, respectively, and are subject to certain conditions with which the Company expects to comply. The net impact of these tax incentives was to lower income tax expense for the three months ended March 31, 2013, and 2012 by approximately $1.3 million (approximately $0.02 per diluted share) and $0.9 million (approximately $0.02 per diluted share), respectively as follows:

	Three Months Ended
	March 31,
(in thousands)	2013	2012
China	$-	$231
Malaysia	241	95
Thailand	1,059	589
	$1,300	$915

The Company’s Chinese subsidiary had a tax incentive that expired in 2012 and expects to submit an application for a new tax incentive in China during the second half of 2013.

As of March 31, 2013, the total amount of the reserve for uncertain tax benefits including interest and penalties is $21.3 million. The reserve is classified as a current or long-term liability in the consolidated balance sheet based on the Company’s expectation of when the items will be settled. The amount of accrued potential interest and penalties on unrecognized tax benefits included in the reserve as of March 31, 2013, is $1.6 million and $1.6 million, respectively. No material changes affected the reserve during the three months ended March 31, 2013. A subsidiary of the Company in Thailand has filed for a refund of $8.8 million of previously paid income taxes applicable to the years 2004 and 2005, which is included in other assets. The Thai tax authorities conducted an initial examination of the applicable refund filings. During the fourth quarter of 2012, the Company received official notification that the tax authorities have rejected its refund claim. The Company has filed an appeal of the rejected refund claim. During 2011, the Company recorded a reserve for uncertain benefits of $7.1 million against this refund claim.

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

	March 31,
(in thousands)	2013	2012
Net sales:
Americas	$300,839	$352,616
Asia	226,060	235,117
Europe	36,698	37,440
Elimination of intersegment sales	(21,153)	(31,756)
	$542,444	$593,417

Depreciation and amortization:
Americas	$3,865	$3,440
Asia	4,278	3,558
Europe	652	672
Corporate	831	785
	$9,626	$8,455

Income from operations:
Americas	$9,918	$12,778
Asia	11,043	4,047
Europe	1,805	672
Corporate and intersegment eliminations	(8,773)	(9,672)
	$13,993	$7,825

Capital expenditures:
Americas	$4,112	$5,265
Asia	1,631	5,411
Europe	857	703
Corporate	320	569
	$6,920	$11,948

	March 31,	December 31,
	2013	2012
Total assets:
Americas	$526,011	$569,212
Asia	645,132	636,481
Europe	201,176	200,563
Corporate and other	110,458	95,221
	$1,482,777	$1,501,477

Geographic net sales information reflects the destination of the product shipped. Long-lived assets information is based upon the physical location of the asset.

	Three Months Ended
	March 31,
(in thousands)	2013	2012
Geographic net sales:
United States	$386,537	$409,287
Asia	86,090	98,701
Europe	58,966	71,115
Other Foreign	10,851	14,314
	$542,444	$593,417

	March 31,	December 31,
	2013	2012
Long-lived assets:
United States	$74,432	$76,216
Asia	104,647	107,151
Europe	10,855	10,948
Other Foreign	16,350	15,200
	$206,284	$209,515

Note 9 – Supplemental Cash Flow Information

The following is additional information concerning supplemental disclosures of cash payments.

	Three Months Ended
	March 31,
(in thousands)	2013	2012
Income taxes paid, net	$4,688	$4,450
Interest paid	424	320

Note 10 – Contingencies

The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Note 11 – Impact of Recently Enacted Accounting Standards

In December 2011, the Financial Accounting Standards Board (FASB) issued an amendment to disclosures about offsetting assets and liabilities. The amended standard requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The Company adopted the provisions of this update January 1, 2013. The adoption of this standard had no impact on the Company’s consolidated financial statements and footnote disclosures.

In March 2013, the FASB issued a new accounting standard on foreign currency matters that clarifies the guidance of a parent company’s accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. Under this new standard, a parent company that ceases to have a controlling financial interest in a foreign subsidiary or group of assets within a foreign entity shall release any related cumulative translation adjustment into net income only if a sale or transfer results in complete or substantially complete liquidation of the foreign entity. This standard is effective for fiscal years beginning after December 15, 2013. The Company will apply the guidance prospectively to derecognition events occurring after January 1, 2014.

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

The Company recognized restructuring charges during 2013, 2012 and 2011 primarily related to the closure of facilities, capacity reduction and reductions in workforce in certain facilities worldwide. These charges were recorded pursuant to plans developed and approved by management.

The following table summarizes the 2013 activity in the accrued restructuring balances related to the various restructuring activities initiated prior to March 31, 2013:

	Balance as of				Foreign	Balance as of
	December 31,	Restructuring	Cash	Non-Cash	Exchange	March 31,
(in thousands)	2012	Charges	Payment	Activity	Adjustments	2013
2013 Restructuring:
Severance	$-	$107	$(107)	$-	$-	$-
Other exit costs	-	76	(76)	-	-	-
	-	183	(183)	-	-	-

2012 Restructuring:
Severance	538	136	(156)	-	76	594
Lease facility costs	-	177	-	(39)	-	138
Other exit costs	166	-	(25)	-	(94)	47
	704	313	(181)	(39)	(18)	779
2011 Restructuring:
Lease facility costs	13	(54)	48	-	6	13
	13	(54)	48	-	6	13
Total	$717	$442	$(316)	$(39)	$(12)	$792

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

The carrying amounts of cash equivalents, accounts receivable, accrued liabilities, accounts payable and capital lease obligations approximate fair value. As of March 31, 2013, $12.2 million (par value) of long-term investments were recorded at fair value. The long-term investments consist of auction rate securities, primarily secured by guaranteed student loans backed by a U.S. government agency, and are classified as available-for-sale. Auction rate securities are adjustable rate debt instruments whose interest rates were intended to reset every 7 to 35 days through an auction process. Overall changes in the global credit and capital markets led to failed auctions for these securities beginning in early 2008. These failed auctions, in addition to overall global economic conditions, impacted the liquidity of these investments and resulted in the Company continuing to hold these securities beyond their typical auction reset dates. The market for these types of securities remains illiquid as of March 31, 2013. These securities are classified as long-term investments, and the contractual maturity of these securities is over ten years.

These long-term investments were valued using Level 3 inputs as of March 31, 2013, as the assets were subject to valuation using significant unobservable inputs. The Company estimated the fair value of each security with the assistance of an independent valuation firm using a discounted cash flow model to calculate the present value of projected cash flows based on a number of inputs and assumptions, including the security structure and terms, the current market conditions and the related impact on the expected weighted-average life, interest rate estimates and default risk of the securities.

As of March 31, 2013, the Company has recorded an unrealized loss of $1.9 million on the long-term investments based upon this valuation. This unrealized loss reduced the fair value of the Company’s auction rate securities as of March 31, 2013 to $10.3 million. These investments have been in an unrealized loss position for greater than 12 months. During the three months ended March 31, 2013 and 2012, the Company recorded unrealized gains (losses) of ($0.0) million and $0.6 million, respectively, on its long-term investments.

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

Based on these assessments, the Company has determined that there is no credit loss associated with its auction rate securities as of March 31, 2013, as shown by the cash flows expected to be received over the remaining life of the securities.

The following table provides a reconciliation of the beginning and ending balance of the Company’s auction rate securities classified as long-term investments measured at fair value using significant unobservable inputs (Level 3 inputs):

(in thousands)	2013	2012
Balance as of January 1	$10,324	$24,673
Net unrealized gains (losses) included in other comprehensive loss	(8)	646
Sales of investments at par value	(25)	(25)
Balance as of March 31	$10,291	$25,294

Unrealized losses still held as of March 31	$1,859	$2,681

The cumulative unrealized loss is included as a component of accumulated other comprehensive loss within shareholders’ equity in the accompanying consolidated balance sheet. As of March 31, 2013 , there were no long-term investments measured at fair value using Level 1 or Level 2 inputs. All income generated from these investments is recorded as interest income.

Note 14 – Thailand Flood Related Charges

The Company’s facilities in Ayudhaya, Thailand were flooded and remained closed from October 13, 2011 to December 20, 2011. As a result of the flooding and temporary closing of these facilities, the Company incurred property losses and flood related costs during 2012 and 2011 which were partially offset by insurance recoveries. The Company will record additional insurance recoveries when the appropriate recognition criteria have been met. The Company cannot estimate the timing of the receipt of insurance proceeds it will ultimately realize. As a result of the flooding, the Company has been unable to renew or otherwise obtain adequate cost-effective flood insurance to cover assets at its facilities in Thailand. The Company continues to investigate all flood risk-mitigation alternatives in Thailand. In the event the Company was to experience a significant uninsured loss in Thailand or elsewhere, it could have a material adverse effect on its business, financial condition and results of operations.

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

We recognize revenue from the sale of manufactured products built to customer specifications and excess inventory when title and risk of ownership have passed, the price to the buyer is fixed or determinable and collectibility is reasonably assured, which generally is when the goods are shipped. Revenue from design, development and engineering services is recognized when the services are performed and collectibility is reasonably certain. Such services provided under fixed price contracts are accounted for using the percentage of completion method. We generally assume no significant obligations after product shipment as we typically warrant workmanship only. Therefore, our warranty provisions are generally not significant.

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

Severe Flooding in Thailand and Suspension of Thailand Operations

Our facilities in Ayudhaya, Thailand were flooded and remained closed from October 13, 2011 to December 20, 2011. As a result of the flooding and temporary closing of our facilities, we incurred property losses and flood related costs during 2012 and 2011 which were partially offset by insurance recoveries. We will record additional insurance recoveries when the appropriate recognition criteria have been met. We cannot estimate the timing of the receipt of insurance proceeds we will ultimately realize.

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

Summary of 2013 Results

Sales for the three months ended March 31, 2013, decreased 9% to $542.4 million compared to $593.4 million for the same period of 2012. During the three months ended March 31, 2013, sales to customers in the computers and related products for business enterprises industry, testing and instrumentation products industry, telecommunication equipment industry, and industrial control equipment industry decreased 25%, 21%, 6%, and 1% respectively, from 2012. In the first quarter of 2013, these decreases were partially offset by a 28% increase in sales to customers in the medical devices industry. The decrease in sales is primarily due to lower demand from our existing customers, most notably in the computers and related products for business enterprises and test and instrumentation industries, the timing of new program ramps and market uncertainty in the global economy.

Our future sales are dependent on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on us. A substantial percentage of our sales have been made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. Sales to our ten largest customers represented 52% and 59% of our sales in the three months ended March 31, 2013, and 2012, respectively. Our largest customer represented 15% of our sales during the three months ended March 31, 2013.

Our gross profit as a percentage of sales was 6.8% for both the three month periods ended March 31, 2013 and 2012. We experience fluctuations in gross profit from period to period. Different programs contribute different gross profits depending on factors such as the types of services involved, location of production, size of the program, complexity of the product, and level of material costs associated with the various products. Moreover, new programs can contribute relatively less to our gross profit in their early stages when manufacturing volumes are usually lower, resulting in inefficiencies and unabsorbed manufacturing overhead costs. In addition, a number of our new and higher volume programs remain subject to competitive constraints that could exert downward pressure on our margins. During periods of low production volume, we generally have idle capacity and reduced gross profit.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Our significant accounting policies are summarized in Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to accounts receivable, inventories, income taxes, long-lived assets, stock-based compensation and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Allowance for Doubtful Accounts

Our accounts receivable balance is recorded net of allowances for amounts not expected to be collected from our customers. Because our accounts receivable are typically unsecured, we periodically evaluate the collectibility of our accounts based on a combination of factors, including a particular customer’s ability to pay as well as the age of the receivables. To evaluate a specific customer’s ability to pay, we analyze financial statements, payment history and various information or disclosures by the customer or other publicly available information. In cases where the evidence suggests a customer may not be able to satisfy its obligation to us, we set up a specific allowance in an amount we determine appropriate for the perceived risk. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As of March 31, 2013, we have experienced an increase in past due receivables primarily because of delayed payments from a certain customer. Although not in accordance with our agreed upon terms, the customer is making regular payments. Management currently believes the receivable is collectible, and will continue to monitor the customer.

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

Our subsidiary in Thailand has filed for a refund of $8.8 million of previously paid income taxes for years 2004 and 2005, which is included in other assets. The Thai tax authorities conducted an initial examination of the applicable refund filings. During the fourth quarter of 2012, we received official notice that the tax authorities have rejected our refund claim. We have filed an appeal of the rejected refund claim. We have a reserve for uncertain tax benefits of $7.1 million against this refund claim.

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

Goodwill is assessed annually for impairment, and is assessed for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss would be recognized to the extent that the carrying amount exceeds the asset’s fair value. For purposes of performing our goodwill impairment assessment, our reporting units are the same as our operating segments as defined in Note 8 to the Condensed Consolidated Financial Statements in Item 1 of this report. As of March 31, 2013, we had goodwill associated with our Asia business segment of approximately $37.9 million. Beginning in 2012, we elected to perform a qualitative assessment for our annual goodwill impairment test. If the qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if we elect to not perform a qualitative assessment, then we would be required to perform a quantitative impairment test for goodwill. This two-step process involves determining the fair values of the reporting units and comparing those fair values to the carrying values, including goodwill, of the reporting unit.

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

	Three Months Ended
	March 31,
	2013	2012
Sales	100.0%	100.0%
Cost of sales	93.2	93.2
Gross profit	6.8	6.8
Selling, general and administrative expenses	4.1	3.8
Restructuring charges	0.1	(0.0)
Thailand flood related charges, net of insurance	0.0	1.7
Income from operations	2.6	1.3
Other income, net	0.0	0.1
Income before income taxes	2.6	1.4
Income tax expense	0.5	0.4
Net income	2.1%	1.0%

Sales

Sales for the first quarter of 2013 were $542.4 million, a 9% decrease from sales of $593.4 million for the same quarter in 2012. The decrease in sales is primarily due to lower demand from our existing customers, most notably in the computers and related products for business enterprises and test and instrumentation industries, the timing of new program ramps and market uncertainty in the global economy. The following table sets forth, for the periods indicated, the percentages of our sales by industry sector.

	Three Months Ended
	March 31,
	2013	2012
Computers and related products for business
enterprises	25%	31%
Industrial control equipment	30	27
Telecommunication equipment	26	25
Medical devices	13	9
Testing and instrumentation products	6	8
	100%	100%

Computers and Related Products for Business Enterprises Sales to customers in the computers and related products for business enterprises industry for the first quarter of 2013 decreased 25% to $137.4 million from $183.9 million for the same quarter of 2012. The decrease in sales is primarily due to lower demand from our customers. We believe that a portion of the decline in sales in the first quarter of 2013 was attributable to the exceptionally strong performance we experienced in the fourth quarter of 2012.

Industrial Control Equipment Sales to customers in the industrial control equipment industry for the first quarter of 2013 decreased 1% to $160.4 million from $162.5 million for the same quarter of 2012.

Telecommunication Equipment Sales to customers in the telecommunication equipment industry for the first quarter of 2013 decreased 6% to $139.8 million from $148.0 million for the same quarter of 2012. In the first quarter of 2012, our telecommunication segment had a strong rebound as a result of the recovery from the Thailand flooding and new program ramps.

Medical Devices Sales to customers in the medical devices industry for the first quarter of 2013 increased 28% to $69.4 million from $54.1 million for the same quarter of 2012 as a result of new program wins.

Testing and Instrumentation Products Sales to customers in the testing and instrumentation products industry for the first quarter of 2013 decreased 21% to $35.4 million from $45.0 million for the same quarter of 2012 as a result of a slowdown in the semiconductor industry and market uncertainty in the global economy.

Our future sales are dependent on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on us. A substantial percentage of our sales have been made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. Sales to our ten largest customers represented 52% and 59% of our sales in the three months ended March 31, 2013 and 2012, respectively. Our largest customer represented 15% of our sales during the three months ended March 31, 2013.

Our international operations are subject to the risks of doing business abroad. See Part II, Item 1A of this report for factors pertaining to our international sales and fluctuations in the exchange rates of foreign currency and for further discussion of potential adverse effects in operating results associated with the risks of doing business abroad. During the first quarter of 2013 and 2012, 53% and 51%, respectively, of our sales were from our international operations.

Gross Profit

Gross profit decreased 9% to $36.8 million for the three months ended March 31, 2013 from $40.5 million in the same period of 2012 due primarily to the decrease in sales. Gross profit as a percentage of sales was 6.8% during the first quarter of both 2013 and 2012. We experience fluctuations in gross profit from period to period. Different programs contribute different gross profits depending on factors such as the types of services involved, location of production, size of the program, complexity of the product and level of material costs associated with the various products. Moreover, new programs can contribute relatively less to our gross profit in their early stages when manufacturing volumes are usually lower, resulting in inefficiencies and under-absorbed manufacturing overhead costs. In addition, a number of our new and higher volume programs remain subject to competitive constraints that could exert downward pressure on our margins. During periods of low production volume, we generally have idle capacity and reduced gross profit.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by 1% to $22.4 million in the first quarter of 2013 compared to $22.5 million in the first quarter of 2012. Selling, general and administrative expenses, as a percentage of sales, were 4.1% and 3.8%, respectively, for the first quarters of 2013 and 2012. The increase in selling, general and administrative expenses as a percentage of sales is primarily associated with the impact of lower sales volumes in the first quarter of 2013.

Thailand Flood Related Charges

During the three months ended March 31, 2012, we recognized Thailand flood-related charges totaling $10.2 million. We do not expect to incur significant additional Thailand flood related charges in 2013. While all of these charges consist of costs directly attributable to the Thailand flood which we expect to recover from our business interruption coverage insurance, we will record additional insurance recoveries when the appropriate recognition criteria have been met. See Note 14 to the Condensed Consolidated Financial Statements in Item 1 of this report.

Income Tax Expense

Income tax expense of $2.8 million represented an effective tax rate of 19.5% for the three months ended March 31, 2013, compared with $2.6 million that represented an effective tax rate of 32.1% for the same period in 2012. In the first quarter of 2013, we recorded $0.8 million of discrete tax benefits related to the American Taxpayer Relief Act of 2012 (ATRA). The ATRA retroactively restored the research and experimentation credit and other U.S. income tax benefits for 2012 and extends these provisions through the end of 2013. The retroactive effect of the ATRA on our U.S. federal taxes for 2012 of approximately $0.8 million was recognized in the first quarter of 2013. In 2012, we recorded a $0.6 million discrete tax expense related to changes in tax rates in foreign jurisdictions. Excluding these tax items, the effective tax rate would have been 25.4% in 2013 compared to 23.9% in 2012. The increase in the effective tax rate is a result of losses in certain foreign jurisdictions for which no tax benefit has been provided and the expiration of the China tax incentive. We have been granted certain tax incentives, including tax holidays, for our subsidiaries in Malaysia and Thailand that will expire at various dates, unless extended or otherwise renegotiated through 2015 and 2018, respectively. Our Chinese subsidiary had a tax incentive that expired in 2012. We expect to submit an application for a new tax incentive in China during the second half of 2013. See Note 7 to the Condensed Consolidated Financial Statements in Item 1 of this report.

Net Income

We reported net income of $11.5 million, or diluted earnings per share of $0.21 for the first three months of 2013, compared with net income of $5.6 million, or diluted earnings per share of $0.10 for the same period of 2012. The net increase of $5.9 million from 2012 was primarily due to the Thailand flood related charges incurred in 2012 in addition to the other factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our growth and operations through funds generated from operations and proceeds from the sale and maturity of our investments. Cash and cash equivalents totaled $416.9 million at March 31, 2013 and $384.6 million at December 31, 2012, of which $285.2 million at March 31, 2013 and $261.2 million at December 31, 2012 was held outside the U.S. in various foreign subsidiaries. Substantially all of the amounts held outside of the U.S. are intended to be permanently reinvested in foreign operations. Under current tax laws and regulations, if cash and cash equivalents held outside the U.S. were to be distributed to the U.S. in the form of dividends or otherwise, we would be subject to additional U.S. income taxes and foreign withholding taxes.

Cash provided by operating activities was $48.6 million for the three months ended March 31, 2013. The cash provided by operations during 2013 consisted primarily of $11.5 million of net income adjusted for $9.6 million of depreciation and amortization, and a $40.2 million decrease in accounts receivable, offset by a $12.7 million decrease in accrued liabilities. Working capital was $891.9 million at March 31, 2013 and $883.7 million at December 31, 2012.

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

Cash used in investing activities was $6.9 million for the three months ended March 31, 2013 primarily due to the purchases of additional property, plant and equipment totaling $6.7 million. Purchases of additional property, plant and equipment were primarily of machinery and equipment in the Americas and Asia.

Cash used in financing activities was $8.8 million for the three months ended March 31, 2013. Share repurchases totaled $12.1 million, and we received $3.3 million from the exercise of stock options.

Under the terms of a credit agreement (the U.S. Credit Agreement), we have a $200.0 million five-year revolving credit facility to be used for general corporate purposes with a maturity date of July 30, 2017. The U.S. Credit Agreement includes an accordion feature under which total commitments under the facility may be increased by an additional $100 million, subject to satisfaction of certain conditions and lender approval. Interest on outstanding borrowings under the U.S. Credit Agreement is payable quarterly, at our option, at LIBOR plus 1.75% to 2.75% or a prime rate plus 0.75% to 1.75%, based upon our leverage ratio as specified in the U.S. Credit Agreement. A commitment fee of 0.30% to 0.40% per annum (based upon our liquidity ratio) on the unused portion of the revolving credit line is payable quarterly in arrears. As of March 31, 2013 and December 31, 2012, we had no borrowings outstanding under the U.S. Credit Agreement and $200.0 million was available for future borrowings.

The U.S. Credit Agreement is secured by our domestic inventory and accounts receivable, 100% of the stock of our domestic subsidiaries and 65% of the voting capital stock of each direct foreign subsidiary and substantially all of our and our domestic subsidiaries’ other tangible and intangible assets. The U.S. Credit Agreement contains customary financial covenants as to debt leverage and fixed charges, and restricts our ability to incur additional debt, pay dividends, repurchase shares, sell assets and merge or consolidate with other persons. As of both March 31, 2013 and December 31, 2012, we were in compliance with all such covenants and restrictions.

Our Thailand subsidiary has a multi-purpose credit facility with Kasikornbank Public Company Limited (the Thai Credit Facility) that provides for approximately $11.9 million (350 million Thai baht) in working capital availability. The Thai Credit Facility is secured by land and buildings in Thailand owned by the Company. The availability of funds under the Thai Credit Facility is reviewed annually and is currently accessible through October 2013. As of both March 31, 2013 and December 31, 2012, our Thailand subsidiary had no working capital borrowings outstanding.

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

As of March 31, 2013, we had cash and cash equivalents totaling $416.9 million and $200.0 million available for borrowings under the U.S. Credit Agreement. During the next twelve months, we believe our capital expenditures will be approximately $35 million to $45 million, principally for machinery and equipment to support our ongoing business around the globe.

On June 13, 2012, our Board of Directors approved the additional repurchase of up to $100 million of our outstanding common shares (the 2012 Repurchase Program). As of March 31, 2013, we have $76.0 million remaining under the 2012 Repurchase Program to repurchase additional shares. We are under no commitment or obligation to repurchase any particular amount of common shares. Management believes that our existing cash balances and funds generated from operations will be sufficient to permit us to meet our liquidity requirements over the next twelve months. Management further believes that our ongoing cash flows from operations and any borrowings we may incur under our credit facilities will enable us to meet operating cash requirements in future years. Should we desire to consummate significant acquisition opportunities, our capital needs would increase and could possibly result in our need to increase available borrowings under our revolving credit facility or access public or private debt and equity markets. There can be no assurance, however, that we would be successful in raising additional debt or equity on terms that we would consider acceptable.

CONTRACTUAL OBLIGATIONS

We have certain contractual obligations for operating leases that were summarized in a table of Contractual Obligations in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes to our contractual obligations, outside of the ordinary course of our business, since December 31, 2012.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2013, we did not have any significant off-balance sheet arrangements.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Our international sales are a significant portion of our net sales; we are exposed to risks associated with operating internationally, including the following:

•	Foreign currency exchange risk
•	Import and export duties, taxes and regulatory changes;
•	Inflationary economies or currencies; and
•	Economic and political instability.

Additionally, some of our operations are in developing countries. Certain events, including natural disasters, can impact the infrastructure of a developing country more severely than they would impact the infrastructure of a developed country. A developing country can also take longer to recover from such events, which could lead to delays in our ability to resume full operations.

We do not use derivative financial instruments for speculative purposes. As of March 31, 2013, we did not have any foreign currency hedges. In the future, significant transactions involving our international operations may cause us to consider engaging in hedging transactions to attempt to mitigate our exposure to fluctuations in foreign exchange rates. These exposures are primarily, but not limited to, vendor payments and intercompany balances in currencies other than the currency in which our foreign operations primarily generate and expend cash. Our international operations in some instances operate in a natural hedge because both operating expenses and a portion of sales are denominated in local currency. Our sales are substantially denominated in U.S. dollars. Our foreign currency cash flows are generated in certain Asian and European countries, Mexico and Brazil.

We are also exposed to market risk for changes in interest rates, a portion of which relates to our invested cash balances. We do not use derivative financial instruments in our investing activities. We place cash and cash equivalents and investments with various major financial institutions. We protect our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by generally investing in investment grade securities. As of March 31, 2013, the outstanding amount in the long-term investment portfolio included $12.2 million (par value) of auction rate securities with an average annual return of approximately 0.22%.

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

Item 1A. Risk Factors.

The risk factor set forth below is in addition to the risk factors set forth in Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds.

(c) The following table provides information about the Company repurchases of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the quarter ended March 31, 2013, at a total cost of $12.1 million:

ISSUER PURCHASES OF EQUITY SECURITIES
(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares (or	Dollar Value)
			Units)	of Shares (or
			Purchased as	Units) that
	(a) Total		Part of	May Yet Be
	Number of	(b) Average	Publicly	Purchased
	Shares (or	Price Paid per	Announced	Under the
	Units)	Share (or	Plans or	Plans or
Period	Purchased(1)	Unit)(2)	Programs	Programs(3)
January 1 to 31, 2013	30,000	$16.35	30,000	$87.5 million
February 1 to 28, 2013	235,000	$17.89	235,000	$83.3 million
March 1 to 31, 2013	415,000	$17.76	415,000	$76.0 million
Total	680,000	$17.74	680,000

(1) All share repurchases were made on the open market.

(2) Average price paid per share is calculated on a settlement basis and excludes commission.

(3) On June 13, 2012, the Board of Directors approved the additional repurchase of up to $100 million of our outstanding common shares (the 2012 Repurchase Program). Share purchases may be made in the open market, in privately negotiated transactions or block transactions, at the discretion of the Company’s management and as market conditions warrant. Purchases will be funded from available cash and may be commenced, suspended or discontinued at any time without prior notice. Shares repurchased under the program will be retired.

During the three months ended March 31, 2013, the Company repurchased a total of 0.7 million common shares for $12.1 million at an average price of $17.74 per share. All share purchases were made in the open market and the shares repurchased through March 31, 2013 were retired.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 8, 2013.

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

