Form 10-Q
period 2013-06-30
BENCHMARK ELECTRONICS INC
filed 2013-08-07
CIK 863436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10‑Q

_______________

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013.

__  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to________________.

Commission File Number: 1‑10560

BENCHMARK ELECTRONICS, INC.

(Exact name of registrant as specified in its charter)

Texas	74‑2211011
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
3000 Technology Drive	77515
Angleton, Texas	(Zip Code)
(Address of principal executive offices)

(979) 849‑6550

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [Ö] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [Ö] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b–2 of the Act.

Large accelerated filer [Ö]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Act). Yes [ ] No [Ö]

As of August 6, 2013,  there were 54,334,474 Common Shares of Benchmark Electronics, Inc., par value $0.10 per share, outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30,	December 31,
(in thousands, except par value)	2013	2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$398,902	$384,579
Accounts receivable, net of allowance for doubtful
accounts of $486 and $1,442, respectively	464,491	459,081
Inventories, net	350,416	324,041
Prepaid expenses and other assets	25,192	29,539
Income taxes receivable	10,517	8,062
Deferred income taxes	9,003	8,889
Total current assets	1,258,521	1,214,191
Long-term investments	10,575	10,324
Property, plant and equipment, net of accumulated
depreciation of $344,782 and $330,012 respectively	173,954	176,104
Goodwill, net	37,912	37,912
Deferred income taxes	28,716	29,535
Other, net	29,140	33,411
	$1,538,818	$1,501,477

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of capital lease obligations	$538	$497
Accounts payable	294,222	260,622
Income taxes payable	2,640	3,828
Accrued liabilities	62,837	65,568
Total current liabilities	360,237	330,515
Capital lease obligations, less current installments	9,822	10,103
Other long-term liabilities	20,673	19,578
Deferred income taxes	1,809	1,756
Shareholders’ equity:
Preferred shares, $0.10 par value; 5,000 shares
authorized, none issued	—	—
Common shares, $0.10 par value; 145,000 shares
authorized; issued – 54,511 and 55,297, respectively
outstanding – 54,400 and 55,186, respectively	5,440	5,519
Additional paid-in capital	646,974	651,148
Retained earnings	505,403	493,666
Accumulated other comprehensive loss	(11,268)	(10,536)
Less treasury shares, at cost; 111 shares	(272)	(272)
Total shareholders’ equity	1,146,277	1,139,525
Commitments and contingencies
	$1,538,818	$1,501,477

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
(in thousands, except per share data)

Sales	$607,522	$630,031	$1,149,966	$1,223,448
Cost of sales	563,155	584,040	1,068,765	1,136,949
Gross profit	44,367	45,991	81,201	86,499
Selling, general and administrative expenses	23,311	22,779	45,710	45,280
Restructuring charges and integration costs	5,667	286	6,109	250
Asset impairment charge and other	2,606	-	2,606	-
Thailand flood related charges	-	4,658	-	14,876
Income from operations	12,783	18,268	26,776	26,093
Interest expense	(463)	(322)	(922)	(647)
Interest income	291	231	705	609
Other expense	(501)	(448)	(185)	(82)
Income before income taxes	12,110	17,729	26,374	25,973
Income tax expense	3,653	4,149	6,430	6,795
Net income	$8,457	$13,580	$19,944	$19,178

Earnings per share:
Basic	$0.16	$0.24	$0.37	$0.34
Diluted	$0.16	$0.24	$0.36	$0.33

Weighted-average number of shares outstanding:
Basic	54,207	56,963	54,500	57,223
Diluted	54,500	57,198	54,897	57,599

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
(in thousands)

Net income	$8,457	$13,580	$19,944	$19,178
Other comprehensive income (loss):
Foreign currency translation adjustments	(371)	(3,534)	(1,009)	(487)
Unrealized gain (loss) on investments,
net of tax	284	(565)	276	81
Other	-	27	1	25
Comprehensive income	$8,370	$9,508	$19,212	$18,797

The components of accumulated other comprehensive loss are as follows:

	June 30,	December 31,
(in thousands)	2013	2012
Foreign currency translation adjustments	$(9,690)	$(8,681)
Unrealized loss on investments, net of tax	(1,575)	(1,851)
Other	(3)	(4)
Accumulated other comprehensive loss	$(11,268)	$(10,536)

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders’ Equity
(unaudited)

					Accumulated
			Additional		other		Total
		Common	paid-in	Retained	comprehensive	Treasury	shareholders’
(in thousands)	Shares	shares	capital	earnings	loss	shares	equity
Balances, December 31, 2012	55,186	$5,519	$651,148	$493,666	$(10,536)	$(272)	$1,139,525
Stock-based compensation expense	-	-	3,420	-	-	-	3,420
Shares repurchased and retired	(1,200)	(120)	(12,920)	(8,207)	-	-	(21,247)
Stock options exercised	391	39	5,728	-	-	-	5,767
Issuance of restricted shares, net of
forfeitures	30	3	(3)	-	-	-	-
Restricted shares withheld for taxes	(7)	(1)	(116)	-	-	-	(117)
Excess tax shortfall of stock-based
compensation	-	-	(283)	-	-	-	(283)
Comprehensive income	-	-	-	19,944	(732)	-	19,212
Balances, June 30, 2013	54,400	$5,440	$646,974	$505,403	$(11,268)	$(272)	$1,146,277

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,
(in thousands)	2013	2012
Cash flows from operating activities:
Net income	$19,944	$19,178
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	19,575	17,443
Deferred income taxes	4,338	4,244
Gain on the sale of property, plant and equipment	(1,226)	(190)
Asset impairment	3,854	-
Stock-based compensation expense	3,420	3,050
Excess tax benefit from stock-based compensation	(184)	(22)
Changes in operating assets and liabilities, net of effects from business acquisition:
Accounts receivable	5,238	(33,503)
Inventories	(12,150)	1,908
Prepaid expenses and other assets	5,578	14,659
Accounts payable	20,254	(8,044)
Accrued liabilities	(3,597)	2,346
Income taxes	(3,826)	(3,455)
Net cash provided by operations	61,218	17,614
Cash flows from investing activities:
Proceeds from sales and redemptions of investments	25	9,025
Additions to property, plant and equipment	(11,870)	(20,426)
Proceeds from the sale of property, plant and equipment	1,660	198
Additions to purchased software	(1,441)	(460)
Business acquisition, net of cash acquired	(19,270)	-
Thailand flood property insurance proceeds	-	9,966
Net cash used in investing activities	(30,896)	(1,697)
Cash flows from financing activities:
Proceeds from stock options exercised	5,767	2,256
Excess tax benefit from stock-based compensation	184	22
Principal payments on capital lease obligations	(240)	(200)
Share repurchases	(21,247)	(23,292)
Net cash used in financing activities	(15,536)	(21,214)
Effect of exchange rate changes	(463)	2,189
Net increase (decrease) in cash and cash equivalents	14,323	(3,108)
Cash and cash equivalents at beginning of year	384,579	283,920
Cash and cash equivalents at end of period	$398,902	$280,812

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

The condensed consolidated financial statements included herein have been prepared by the Company without an audit pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). The financial statements reflect all normal and recurring adjustments which in the opinion of management are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2012.

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

Note 2 – Stock-Based Compensation

The Benchmark Electronics, Inc. 2000 Stock Awards Plan (the 2000 Plan) and the Benchmark Electronics, Inc. 2010 Omnibus Incentive Compensation Plan (the 2010 Plan) authorize the Company, upon recommendation of the compensation committee of the Board of Directors, to grant a variety of types of awards, including stock options, restricted shares, restricted stock units, stock appreciation rights, performance compensation awards, phantom stock awards and deferred share units, or any combination thereof, to any director, officer, employee or consultant (including any prospective director, officer, employee or consultant) of the Company. Stock options are granted to employees with an exercise price equal to the market price of the Company’s common shares on the date of grant, generally vest over a four-year period from the date of grant and have a term of ten years. Restricted shares, restricted stock units and phantom stock awards granted to employees generally vest over a four-year period from the date of grant, subject to the continued employment of the employee by the Company. The 2000 Plan expired on February 16, 2010 and no additional grants can be made under that plan. The 2010 Plan was approved by the Company’s shareholders on May 18, 2010. Members of the Board of Directors who are not employees of the Company hold awards under the Benchmark Electronics, Inc. 2002 Stock Option Plan for Non-Employee Directors (the 2002 Plan). Stock options were granted pursuant to the 2002 Plan upon the occurrence of the non-employee director’s election or re-election to the Board of Directors. All awards under the 2002 Plan were fully vested upon the date of grant and have a term of ten years. The 2002 Plan was approved by the Company’s shareholders on May 14, 2002 and expired February 26, 2012. No additional grants may be made under the 2002 Plan. Non-employee directors are currently eligible to receive equity awards under the 2010 Plan. Beginning in 2011, awards under the 2010 Plan to non-employee directors were in the form of restricted stock units, which vest in equal quarterly installments over a one-year period, starting from the grant date. As of June 30, 2013, 2.0 million additional common shares are available for issuance under the Company’s existing plans.

All share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on their fair values. The total compensation cost recognized for stock-based awards was $1.9 million and $3.4 million for the three and six months ended June 30, 2013 respectively, and $1.8 million and $3.1 million for the three and six months ended June 30, 2012, respectively. The total income tax benefit recognized in the income statement for stock-based awards was $0.4 million and $0.9 million for the three and six months ended June 30, 2013, respectively, and $0.6 million and $0.8 million for the three and six months ended June 30, 2012, respectively. The compensation expense for stock-based awards includes an estimate for forfeitures and is recognized over the vesting period of the awards using the straight-line method. Cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards (excess tax benefits) are classified as cash flows from financing activities. Awards of restricted shares, restricted stock units, performance restricted stock units and phantom stock are valued at the closing market price of the Company’s common shares on the date of grant. For restricted stock unit awards with performance conditions, compensation expense is based on the probability that the performance goals will be achieved, which is monitored by management throughout the requisite service period. If it becomes probable, based on the Company’s expectation of performance during the measurement period, that more or less than the previous estimate of the awarded shares will vest, an adjustment to stock-based compensation expense will be recognized as a change in accounting estimate.

As of June 30, 2013, the unrecognized compensation cost and remaining weighted-average amortization related to stock-based awards are as follows:

			Phantom	Performance
			Stock and	Based
	Stock	Restricted	Restricted	Restricted
(in thousands)	Options	Shares	Stock Units	Stock Units
Unrecognized compensation cost	$5,332	$3,372	$5,103	$3,197
Remaining weighted-average
amortization period	2.0 years	2.1 years	3.1 years	2.7 years

The Company did not issue any stock options during the three months ended June 30, 2013. During the six months ended June 30, 2013, the Company issued 348 thousand stock options. The Company issued 13 thousand and 430 thousand stock options during the three and six months ended June 30, 2012, respectively. The weighted-average assumptions used to value the options granted during the three and six months ended June 30, 2013 and 2012, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Expected term of options	N/A	6.0 years	7.4 years	6.7 years
Expected volatility	N/A	43%	42%	42%
Risk-free interest rate	N/A	1.047%	1.396%	1.306%
Dividend yield	N/A	zero	zero	zero

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

The weighted-average fair value per option granted during the six months ended June 30, 2013 was $7.87. The total cash received as a result of stock option exercises for the six months ended June 30, 2013 and 2012 was approximately $5.8 million and $2.3 million, respectively. The actual tax benefit realized as a result of stock option exercises and the vesting of other share-based awards during the six months ended June 30, 2013 and 2012 was $1.3 million and $0.7 million, respectively. For the six months ended June 30, 2013 and 2012, the total intrinsic value of stock options exercised was $1.4 million and $0.9 million, respectively.

The Company issued performance based restricted stock unit awards to employees during the six months ended June 30, 2013 and 2012. The number of performance based restricted stock unit awards that will ultimately be earned will not be determined until the end of the performance periods, which are December 31, 2015 and 2016, and may vary from as low as zero to as high as three times the target number depending on the level of achievement of certain performance goals. The level of achievement of these goals is based upon the audited financial results of the Company for the last full calendar year within the performance period (the years ending December 31, 2015 and 2016). The performance goals consist of certain levels of achievement using the following financial metrics: revenue growth, operating income margin expansion, and return on invested capital. If the performance goals are not met based on the Company’s financial results, the applicable performance based restricted stock unit awards will not vest and will be forfeited.

The following table summarizes the activities relating to the Company’s stock options:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
(in thousands, except per share data)	Options	Price	Term (Years)	Value
Outstanding as of December 31, 2012	4,240	$19.88
Granted	348	$17.37
Exercised	(391)	$14.77
Forfeited or expired	(126)	$20.26
Outstanding as of June 30, 2013	4,071	$20.14	4.77	$7,453
Exercisable as of June 30, 2013	3,203	$20.94	3.72	$4,939

The aggregate intrinsic value in the table above is before income taxes and is calculated as the difference between the exercise price of the underlying options and the Company’s closing stock price as of the last business day of the period ended June 30, 2013 for options that had exercise prices that were below the closing price.

The following table summarizes the activities related to the Company’s restricted shares:

		Weighted-
		Average
		Grant Date
(in thousands, except per share data)	Shares	Fair Value
Non-vested shares outstanding as of December 31, 2012	340	$16.81
Vested	(87)	$16.82
Forfeited	(11)	$16.95
Non-vested shares outstanding as of June 30, 2013	242	$16.80

The following table summarizes the activities related to the Company’s time based restricted stock units and phantom stock awards:
		Weighted-
		Average
		Grant Date
(in thousands, except per share data)	Shares	Fair Value
Non-vested shares outstanding as of December 31, 2012	103	$16.70
Granted	271	$17.54
Vested	(41)	$15.99
Forfeited	(5)	$17.27
Non-vested shares outstanding as of June 30, 2013	328	$17.48

The following table summarizes the activities related to the Company’s performance based restricted stock unit awards:
		Weighted-
		Average
		Grant Date
(in thousands, except per share data)	Shares	Fair Value
Non-vested shares outstanding as of December 31, 2012	164	$16.39
Granted(1)	76	$17.37
Non-vested shares outstanding as of June 30, 2013	240	$16.70
(1)Represents target number of shares that can vest based on the achievement of certain performance criteria.

Note 3 – Earnings Per Share

Basic earnings per share is computed using the weighted-average number of shares outstanding. Diluted earnings per share is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding stock equivalents during the three and six months ended June 30, 2013, and 2012. Stock equivalents include common shares issuable upon the exercise of stock options and other equity instruments, and are computed using the treasury stock method. Under the treasury stock method, the exercise price of a share, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of estimated tax benefits that would be recorded in paid-in-capital, if any, when the share is exercised are assumed to be used to repurchase shares in the current period.

The following table sets forth the calculation of basic and diluted earnings per share.
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2013	2012	2013	2012
Net income	$8,457	$13,580	$19,944	$19,178

Denominator for basic earnings per share -
weighted-average number of common
shares outstanding during the period	54,207	56,963	54,500	57,223
Incremental common shares attributable to
exercise of outstanding dilutive options	205	124	213	173
Incremental common shares attributable
to outstanding restricted shares,
restricted stock units and phantom stock	88	111	184	203
Denominator for diluted earnings per share	54,500	57,198	54,897	57,599

Basic earnings per share	$0.16	$0.24	$0.37	$0.34
Diluted earnings per share	$0.16	$0.24	$0.36	$0.33

Options to purchase 3.2 million common shares for both the three and six months ended June 30, 2013, respectively, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive. Options to purchase 3.8 million and 3.6 million common shares for the three and six months ended June 30, 2012, respectively, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

Note 4 – Goodwill and Other Intangible Assets

Goodwill associated with the Company’s Asia business segment totaled $37.9 million at both June 30, 2013, and December 31, 2012.

Other assets consist primarily of acquired identifiable intangible assets, capitalized purchased software costs and assets held for sale. Other intangible assets as of June 30, 2013, and December 31, 2012 were as follows:

	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
Customer relationships	$17,772	$(11,574)	$6,198
Technology licenses	11,300	(8,298)	3,002
Other	868	(154)	714
Other intangible assets, June 30, 2013	$29,940	$(20,026)	$9,914

	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
Customer relationships	$17,793	$(10,702)	$7,091
Technology licenses	11,300	(7,880)	3,420
Other	868	(142)	726
Other intangible assets, December 31, 2012	$29,961	$(18,724)	$11,237

Customer relationships are being amortized on a straight-line basis over a period of ten years. Technology licenses are being amortized over their estimated useful lives in proportion to the economic benefits consumed. Amortization of other intangible assets for the six months ended June 30, 2013, and 2012 was $1.3 million and $1.5 million, respectively.

The estimated future amortization expense of other intangible assets for each of the next five years is as follows (in thousands):

Year ending December 31,	Amount
2013 (remaining six months)	$1,663
2014	2,573
2015	2,573
2016	2,474
2017	24

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

Interest on outstanding borrowings under the U.S. Credit Agreement is payable quarterly, at the Company’s option, at either LIBOR plus 1.75% to 2.75% or a prime rate plus 0.75% to 1.75%, based upon the Company’s leverage ratio as specified in the U.S. Credit Agreement. A commitment fee of 0.30% to 0.40% per annum (based upon the Company’s liquidity ratio as specified in the U.S. Credit Agreement) on the unused portion of the revolving credit line is payable quarterly in arrears. As of both June 30, 2013  and December 31, 2012, the Company had no borrowings outstanding under the U.S. Credit Agreement, $0.8 million in outstanding letters of credit and $199.2 million was available for future borrowings.

The U.S. Credit Agreement is secured by the Company’s domestic inventory and accounts receivable, 100% of the stock of the Company’s domestic subsidiaries and 65% of the voting capital stock of each direct foreign subsidiary and substantially all of the other tangible and intangible assets of the Company and its domestic subsidiaries. The U.S. Credit Agreement contains customary financial covenants as to debt leverage and fixed charges, and restricts our ability to incur additional debt, pay dividends, repurchase shares, sell assets and merge or consolidate with other persons. As of both June 30, 2013  and December 31, 2012, the Company was in compliance with all such covenants and restrictions.

The Company’s Thailand subsidiary has a multi-purpose credit facility with Kasikornbank Public Company Limited (the Thai Credit Facility) that provides for approximately $11.2 million (350 million Thai baht) in working capital availability. The Thai Credit Facility is secured by land and buildings in Thailand owned by the Company. Availability of funds under the Thai Credit Facility is reviewed annually and is currently accessible through October 2013. As of both June 30, 2013 and December 31, 2012, the Company’s Thailand subsidiary had no working capital borrowings outstanding.

Note 6 – Inventories
Inventory costs are summarized as follows:
	June 30,	December 31,
(in thousands)	2013	2012
Raw materials	$234,290	$213,027
Work in process	83,138	67,221
Finished goods	32,988	43,793
	$350,416	$324,041

Note 7 – Income Taxes
Income tax expense (benefit) consists of the following:
	Six Months Ended
	June 30,
(in thousands)	2013	2012
Federal – Current	$(748)	$512
Foreign – Current	2,749	1,948
State – Current	91	91
Deferred	4,338	4,244
	$6,430	$6,795

In 2013, income tax expense differs from the amount computed by applying the U.S. federal statutory income tax rate to income before income tax primarily due to the mix of taxable income by taxing jurisdiction, the impact of tax incentives and tax holidays in foreign locations, and state income taxes (net of federal benefit). Also in January 2013, the Company recorded $0.8 million of discrete tax benefits related to the American Taxpayer Relief Act of 2012 (ATRA) consisting of research and experimentation credits and decreases in U.S. taxable income related to previously taxed foreign transactions. The ATRA retroactively restored the research and experimentation credit and other U.S. income tax benefits for 2012 and extends these provisions through the end of 2013.

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

The Company has been granted certain tax incentives, including tax holidays, for its subsidiaries in Malaysia and Thailand that will expire at various dates, unless extended or otherwise renegotiated, through 2015 and 2026, respectively, and are subject to certain conditions with which the Company expects to comply. The net impact of these tax incentives was to lower income tax expense for the six months ended June 30, 2013, and 2012 by approximately $2.4 million (approximately $0.04 per diluted share) and $3.9 million (approximately $0.07 per diluted share), respectively as follows:

	Six Months Ended
	June 30,
(in thousands)	2013	2012
China	$-	$1,827
Malaysia	550	356
Thailand	1,816	1,711
	$2,366	$3,894

The Company’s Chinese subsidiary had a tax incentive that expired in 2012 and expects to submit an application for a new tax incentive in China during the second half of 2013.

As of June 30, 2013, the total amount of the reserve for uncertain tax benefits including interest and penalties is $21.3 million. The reserve is classified as a current or long-term liability in the consolidated balance sheet based on the Company’s expectation of when the items will be settled. The amount of accrued potential interest and penalties on unrecognized tax benefits included in the reserve as of June 30, 2013, is $1.6 million and $1.6 million, respectively. No material changes affected the reserve during the six months ended June 30, 2013. A subsidiary of the Company in Thailand has filed for a refund of $8.4 million of previously paid income taxes applicable to the years 2004 and 2005, which is included in other assets. The Thai tax authorities conducted an initial examination of the applicable refund filings. During 2011, the Company recorded a reserve for uncertain benefits of $7.1 million against this refund claim. During the fourth quarter of 2012, the Company received official notification that the tax authorities have rejected its refund claim. The Company has filed an appeal of the rejected refund claim.

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

	June 30,		June 30,
(in thousands)	2013	2012	2013	2012
Net sales:
Americas	$357,987	$372,010	$658,826	$724,626
Asia	235,616	247,707	461,676	482,824
Europe	38,062	34,043	74,760	71,483
Elimination of intersegment sales	(24,143)	(23,729)	(45,296)	(55,485)
	$607,522	$630,031	$1,149,966	$1,223,448

Depreciation and amortization:
Americas	$4,114	$3,817	$7,979	$7,257
Asia	4,301	3,710	8,579	7,268
Europe	669	657	1,321	1,329
Corporate	865	804	1,696	1,589
	$9,949	$8,988	$19,575	$17,443

Income from operations:
Americas	$9,389	$17,920	$19,307	$30,698
Asia	9,073	10,024	20,116	14,071
Europe	3,826	61	5,631	733
Corporate and intersegment eliminations	(9,505)	(9,737)	(18,278)	(19,409)
	$12,783	$18,268	$26,776	$26,093

Capital expenditures:
Americas	$2,984	$3,695	$7,096	$8,960
Asia	1,451	4,963	3,082	10,374
Europe	643	250	1,500	953
Corporate	1,313	30	1,633	599
	$6,391	$8,938	$13,311	$20,886

			June 30,	December 31,
			2013	2012
Total assets:
Americas			$598,642	$569,212
Asia			661,511	636,481
Europe			200,665	200,563
Corporate and other			78,000	95,221
			$1,538,818	$1,501,477

Geographic net sales information reflects the destination of the product shipped. Long-lived assets information is based upon the physical location of the asset.
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2013	2012	2013	2012
Geographic net sales:
United States	$418,259	$438,787	$804,796	$848,074
Asia	119,882	104,040	205,972	202,741
Europe	51,215	74,702	110,181	145,817
Other Foreign	18,166	12,502	29,017	26,816
	$607,522	$630,031	$1,149,966	$1,223,448

			June 30,	December 31,
			2013	2012
Long-lived assets:
United States			$75,529	$76,216
Asia			96,989	107,151
Europe			10,850	10,948
Other			19,726	15,200
			$203,094	$209,515

Note 9 – Supplemental Cash Flow and Non-Cash Information
The following is additional information concerning supplemental disclosures of cash payments.
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2013	2012	2013	2012
Income taxes paid, net	$964	$1,400	$5,652	$5,850
Interest paid	414	313	838	633

During the six months ended June 30, 2013, the Company recognized a non-cash asset impairment charge of $3.8 million related to its facility in Tianjin, China that is being held for sale based on recent market activity. Also during the six months ended June 30, 2013, the Company disposed of a non-manufacturing facility in Thailand for $1.6 million resulting in a gain of $1.2 million.

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

The Company recognized restructuring charges during 2013, 2012  and 2011  primarily related to the closure of facilities, capacity reduction and reductions in workforce in certain facilities across various regions. These charges were recorded pursuant to plans developed and approved by management.

The following table summarizes the 2013  activity in the accrued restructuring balances related to the various restructuring activities initiated prior to June 30, 2013:

	Balance as of				Foreign	Balance as of
	December 31,	Restructuring	Cash	Non-Cash	Exchange	June 30,
(in thousands)	2012	Charges	Payment	Activity	Adjustments	2013
2013 Restructuring:
Severance	$-	$2,348	$(335)	$-	$-	$2,013
Other exit costs	-	2,474	(579)	-	-	1,895
	-	4,822	(914)	-	-	3,908

2012 Restructuring:
Severance	538	471	(704)	-	84	389
Lease facility costs	-	718	(167)	(39)	-	512
Other exit costs	166	-	(37)	-	(94)	35
	704	1,189	(908)	(39)	(10)	936
2011 Restructuring:
Lease facility costs	13	(98)	83	-	3	1
	13	(98)	83	-	3	1
Total	$717	$5,913	$(1,739)	$(39)	$(7)	$4,845

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

The carrying amounts of cash equivalents, accounts receivable, accrued liabilities, accounts payable and capital lease obligations approximate fair value. As of June 30, 2013, $12.2 million (par value) of long-term investments were recorded at fair value. The long-term investments consist of auction rate securities, primarily secured by guaranteed student loans backed by a U.S. government agency, and are classified as available-for-sale. Auction rate securities are adjustable rate debt instruments whose interest rates were intended to reset every 7 to 35 days through an auction process. Overall changes in the global credit and capital markets led to failed auctions for these securities beginning in early 2008. These failed auctions, in addition to overall global economic conditions, impacted the liquidity of these investments and resulted in the Company continuing to hold these securities beyond their typical auction reset dates. The market for these types of securities remains illiquid as of June 30, 2013. These securities are classified as long-term investments, and the contractual maturity of these securities is over ten years.

These long-term investments were valued using Level 3 inputs as of June 30, 2013, as the assets were subject to valuation using significant unobservable inputs. The Company estimated the fair value of each security with the assistance of an independent valuation firm using a discounted cash flow model to calculate the present value of projected cash flows based on a number of inputs and assumptions, including the security structure and terms, the current market conditions and the related impact on the expected weighted-average life, interest rate estimates and default risk of the securities.

As of June 30, 2013, the Company has recorded an unrealized loss of $1.6 million on the long-term investments based upon this valuation. This unrealized loss reduced the fair value of the Company’s auction rate securities as of June 30, 2013 to $10.6 million. These investments have been in an unrealized loss position for greater than 12 months. During the six months ended June 30, 2013 and 2012, the Company recorded unrealized gains of $0.3 million and $0.1 million, respectively, on its long-term investments.

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

Based on these assessments, the Company has determined that there is no credit loss associated with its auction rate securities as of June 30, 2013, as shown by the cash flows expected to be received over the remaining life of the securities.

The following table provides a reconciliation of the beginning and ending balance of the Company’s auction rate securities classified as long-term investments measured at fair value using significant unobservable inputs (Level 3 inputs):

(in thousands)	2013	2012
Balance as of January 1	$10,324	$24,673
Net unrealized gains included in other comprehensive loss	276	81
Sales of investments at par value	(25)	(9,025)
Balance as of June 30	$10,575	$15,729

Unrealized losses still held as of June 30	$1,575	$3,246

The cumulative unrealized loss is included as a component of accumulated other comprehensive loss within shareholders’ equity in the accompanying consolidated balance sheet. As of June 30, 2013, there were no long-term investments measured at fair value using Level 1 or Level 2 inputs. All income generated from these investments is recorded as interest income.

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

Note 15 – Acquisitions

On June 3, 2013, the Company acquired all of the outstanding common stock of Suntron Corporation (Suntron), an electronics manufacturing services (EMS) company headquartered in Phoenix, Arizona (the Acquisition) for $19.3 million in cash, subject to a final purchase price adjustment in accordance with the acquisition agreement. The Acquisition added two manufacturing facilities: Tijuana, Mexico and Phoenix, Arizona. The Acquisition strengthened the Company’s capabilities and global reach to better serve customers in the aerospace and defense industries.

The preliminary allocation of the Acquisition’s net purchase price resulted in no goodwill. The final allocation of the purchase price, which the Company expects to complete as soon as practical but no later than one year from the acquisition date, may differ from the amounts included in these financial statements. Management does not expect the adjustments resulting from the purchase price allocation, if any, to have a material effect on the Company’s financial position or results of operations.

The following is an estimate of the purchase price for Suntron and the preliminary purchase price allocation (in thousands):

Purchase price paid	$19,332
Cash acquired	(62)
Purchase price, net of cash received	$19,270

Acquisition-related costs (included in restructuring charges and
integration costs for the six months ended June 30, 2013)	$194

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$62
Accounts receivable	11,561
Inventories	14,747
Other current assets	1,072
Property, plant and equipment	1,869
Other assets	255
Deferred income taxes	3,832
Current liabilities	(13,785)
Other long-term liabilities	(281)
Total identifiable net assets	$19,332

Suntron’s results of operations were included in the Company’s condensed consolidated statement of income beginning on June 3, 2013 which amounted to approximately $7.4 million in revenue for the six months ended June 30, 2013. Net income during the six months ended June 30, 2013 was not significant to the consolidated operating results of the Company. The following summary pro forma condensed consolidated financial information reflects the Acquisition as if it had occurred on January 1, 2012 for purposes of the statements of income. This summary pro forma information is not necessarily representative of what the Company’s results of operations would have been had the Acquisition in fact occurred on January 1, 2012 and is not intended to project the Company’s results of operations for any future period.

Pro forma condensed consolidated financial information for the six months ended June 30, 2013, and 2012 (unaudited):

	Six Months Ended
	June 30,
(in thousands, except per share data)	2013	2012
Net sales	$1,183,480	$1,268,637
Net income	$12,765	$10,968

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

As our customers have continued to expand their globalization strategy, we have continued to make the necessary changes to align our business operations with our customers’ demand. In support of our growth we do from time to time make acquisitions that expand our global reach, customer access and product capabilities. We believe that our global manufacturing presence increases our ability to be responsive to our customers’ needs by providing accelerated time-to-market and time-to-volume production of high quality products. These capabilities enable us to build stronger strategic relationships with our customers and to become a more integral part of their operations. Our customers face challenges in planning, procuring and managing their inventories efficiently due to customer demand fluctuations, product design changes, short product life cycles and component price fluctuations. We employ production management systems to manage their procurement and manufacturing processes in an efficient and cost-effective manner so that, where possible, components arrive on a just-in-time, as-and-when-needed basis. We are a significant purchaser of electronic components and other raw materials, and can capitalize on the economies of scale associated with our relationships with suppliers to negotiate price discounts, obtain components and other raw materials that are in short supply, and return excess components. Our expertise in supply chain management and our relationships with suppliers across the supply chain enables us to reduce our customers’ cost of goods sold and inventory exposure.

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

Acquisition

On June 3, 2013, we acquired all of the outstanding common stock of Suntron Corporation (Suntron), an electronics manufacturing services (EMS) company headquartered in Phoenix, Arizona (the Acquisition) for $19.3 million in cash subject to a final purchase adjustment in accordance with the acquisition agreement. The Acquisition added two manufacturing facilities: Tijuana, Mexico and Phoenix, Arizona. The Acquisition strengthened our capabilities and global reach to better serve our customers in the aerospace and defense industries.

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

Summary of 2013 Results

Sales for the three months ended June 30, 2013, decreased 4% to $607.5 million compared to $630.0 million for the same period of 2012. During the three months ended June 30, 2013, sales to customers in the computers and related products for business enterprises industry, testing and instrumentation products industry, and telecommunication equipment industry, decreased 10%, 20%, and 14% respectively, from 2012. In the second quarter of 2013, these decreases were partially offset by a 15% increase in sales to customers in the medical devices industry and a 12% increase in sales to customers in the industrial control equipment industry. The decrease in sales is primarily due to lower demand from our existing customers, most notably in the computers and related products for business enterprises and test and instrumentation industries, the timing of new program ramps and market uncertainty in the global economy.

Our future sales are dependent on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on us. A substantial percentage of our sales have been made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. Sales to our ten largest customers represented 53% and 58% of our sales in the three months ended June 30, 2013, and 2012, respectively. Our largest customer represented 18% and 21% of our sales during the three months ended June 30, 2013 and 2012, respectively.

Our gross profit as a percentage of sales was 7.3% for both the three month periods ended June 30, 2013 and 2012. We experience fluctuations in gross profit from period to period. Different programs contribute different gross profits depending on factors such as the types of services involved, location of production, size of the program, complexity of the product, and level of material costs associated with the various products. Moreover, new programs can contribute relatively less to our gross profit in their early stages when manufacturing volumes are usually lower, resulting in inefficiencies and unabsorbed manufacturing overhead costs. In addition, a number of our new and higher volume programs remain subject to competitive constraints that could exert downward pressure on our margins. During periods of low production volume, we generally have idle capacity and reduced gross profit.

We have undertaken initiatives to restructure our business operations with the intention of improving utilization and realizing cost savings in the future. During the six months ended June 30, 2013, we recognized $6.1 million of restructuring charges and integration costs, primarily related to capacity reduction and reductions in workforce in certain facilities across various regions, primarily in the Americas and Asia in connection with the closure of our Brazil and Singapore facilities. We expect these 2013 restructuring activities to result in annualized cost savings of approximately $4 million. The majority of these annual cost savings is expected to be reflected as a reduction in cost of revenue as well as a reduction in selling, general and administrative expenses. We expect to begin realizing a portion of these savings in the fourth quarter of 2013.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Our significant accounting policies are summarized in Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to accounts receivable, inventories, income taxes, long-lived assets and goodwill, stock-based compensation and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Allowance for Doubtful Accounts

Our accounts receivable balance is recorded net of allowances for amounts not expected to be collected from our customers. Because our accounts receivable are typically unsecured, we periodically evaluate the collectibility of our accounts based on a combination of factors, including a particular customer’s ability to pay as well as the age of the receivables. To evaluate a specific customer’s ability to pay, we analyze financial statements, payment history and various information or disclosures by the customer or other publicly available information. In cases where the evidence suggests a customer may not be able to satisfy its obligation to us, we establish a specific allowance in an amount we determine appropriate for the perceived risk. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Our subsidiary in Thailand has filed for a refund of $8.4 million of previously paid income taxes for years 2004 and 2005, which is included in other assets. We have a reserve for uncertain tax benefits of $7.1 million against this refund claim. The Thai tax authorities conducted an initial examination of the applicable refund filings. During the fourth quarter of 2012, we received official notice that the tax authorities have rejected our refund claim. We have filed an appeal of the rejected refund claim.

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

Goodwill is assessed annually for impairment, and is assessed for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss would be recognized to the extent that the carrying amount exceeds the asset’s fair value. For purposes of performing our goodwill impairment assessment, our reporting units are the same as our operating segments as defined in Note 8  to the Condensed Consolidated Financial Statements in Item 1 of this report. As of June 30, 2013, we had goodwill associated with our Asia business segment of approximately $37.9 million. Beginning in 2012, we elected to perform a qualitative assessment for our annual goodwill impairment test. If the qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if we elect to not perform a qualitative assessment, then we would be required to perform a quantitative impairment test for goodwill. This two-step process involves determining the fair values of the reporting units and comparing those fair values to the carrying values, including goodwill, of the reporting unit.

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

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2013	2012	2013	2012
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	92.7	92.7	92.9	92.9
Gross profit	7.3	7.3	7.1	7.1
Selling, general and administrative expenses	3.8	3.6	4.0	3.7
Restructuring charges and integration costs	0.9	0.0	0.5	0.0
Asset impairment charge and other	0.4	0.0	0.2	0.0
Thailand flood related charges,
net of insurance	0.0	0.7	0.0	1.2
Income from operations	2.1	2.9	2.3	2.1
Other expense, net	(0.1)	(0.1)	(0.0)	(0.0)
Income before income taxes	2.0	2.8	2.3	2.1
Income tax expense	0.6	0.7	0.6	0.5
Net income	1.4%	2.2%	1.7%	1.6%

Sales

Sales for the second quarter of 2013  were $607.5 million, a 4% decrease from sales of $630.0 million for the same quarter in 2012. Sales for the first six months of 2013  were $1.1 billion, a 6% decrease from sales of $1.2 billion for the same period in 2012. The decrease in sales is primarily due to lower demand from our existing customers, most notably in the computers and related products for business enterprises and test and instrumentation industries, the timing of new program ramps and market uncertainty in the global economy. The following table sets forth, for the periods indicated, the percentages of our sales by industry sector.

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2013	2012	2013	2012
Computers and related products for business
enterprises	29%	31%	27%	31%
Industrial control equipment	30	26	30	26
Telecommunication equipment	23	25	24	25
Medical devices	12	10	12	10
Testing and instrumentation products	6	8	7	8
	100%	100%	100%	100%

Computers and Related Products for Business Enterprises Sales to customers in the computers and related products for business enterprises industry for the second quarter of 2013 decreased 10% to $177.1 million from $196.3 million for the same quarter of 2012, and decreased 17% to $ 314.6 million during the first six months of 2013 from $380.2 million in the same period of 2012.  The decrease in sales is primarily due to the timing of program ramps and transitions as well as lower demand from our customers.

Industrial Control Equipment Sales to customers in the industrial control equipment industry (which includes equipment for the aerospace and defense industry) for the second quarter of 2013  increased 12% to $180.7 million from $161.3 million for the same quarter of 2012, and increased 5% to $ 341.0 million during the first six months of 2013 from $323.8 million in the same period of 2012 as a result of new program wins and $7.4 million in sales from the Suntron acquisition.

Telecommunication Equipment Sales to customers in the telecommunication equipment industry for the second quarter of 2013  decreased 14% to $138.2 million from $160.4 million for the same quarter of 2012, and decreased 10% to $ 278.0 million during the first six months of 2013 from $308.3 million in the same period of 2012.  The decrease in sales is primarily due to lower demand from our customers. In addition, in the first six months of 2012, our telecommunication segment had a strong rebound as a result of the recovery from the Thailand flooding and new program ramps.

Medical Devices Sales to customers in the medical devices industry for the second quarter of 2013  increased 15% to $71.9 million from $62.6 million for the same quarter of 2012,  and increased 21% to $ 141.3 million during the first six months of 2013 from $116.7 million in the same period of 2012 as a result of new program wins.

Testing and Instrumentation Products Sales to customers in the testing and instrumentation products industry for the second quarter of 2013  decreased 20% to $39.7 million from $49.4 million for the same quarter of 2012,  and decreased 20% to $ 75.1 million  during the first six months of 2013 from $94.4 million in the same period of 2012 as a result of a slowdown in the semiconductor industry and market uncertainty in the global economy.

Our future sales are dependent on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on us. A substantial percentage of our sales have been made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. Sales to our ten largest customers represented 53% and 58% of our sales in the six months ended June 30, 2013 and 2012, respectively. Our largest customer represented 17% and 19% of our sales during the six months ended June 30, 2013 and 2012, respectively.

Our international operations are subject to the risks of doing business abroad. See Part II, Item 1A of this report for factors pertaining to our international sales and fluctuations in the exchange rates of foreign currency and for further discussion of potential adverse effects in operating results associated with the risks of doing business abroad. During the first six months of 2013 and 2012, 52% and 50%, respectively, of our sales were from our international operations.

Gross Profit

Gross profit decreased 4% to $44.4 million for the three months ended June 30, 2013 from $46.0 million in the same period of 2012 and decreased 6% to $81.2 million for the six months ended June 30, 2013 from $86.5 million in the same period of 2012 due primarily to a decrease in sales. Gross profit as a percentage of sales was 7.1% during the first six months of both 2013 and 2012. We experience fluctuations in gross profit from period to period. Different programs contribute different gross profits depending on factors such as the types of services involved, location of production, size of the program, complexity of the product and level of material costs associated with the various products. Moreover, new programs can contribute relatively less to our gross profit in their early stages when manufacturing volumes are usually lower, resulting in inefficiencies and under-absorbed manufacturing overhead costs. In addition, a number of our new and higher volume programs remain subject to competitive constraints that could exert downward pressure on our margins. During periods of low production volume, we generally have idle capacity and reduced gross profit.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by 2% to $23.3 million in the second quarter of 2013 compared to $22.8 million in the second quarter of 2012, and increased by 1% to $45.7 million in the first six months of 2013 compared to $45.3 million in the first six months of 2012. Selling, general and administrative expenses, as a percentage of sales, were 3.8% and 3.6%, respectively, for the second quarters of 2013 and 2012, and 4.0% and 3.7%, respectively, for the first six months of 2013 and 2012. The increase in selling, general and administrative expenses as a percentage of sales is primarily associated with the impact of lower sales volumes in 2013.

Restructuring and Integration Costs

We recognized restructuring charges during the first half of 2013  and we expect to incur between $1 million to $2 million in additional restructuring charges during the second half of 2013 primarily related to the closure of our Brazil and Singapore facilities. We expect these 2013 restructuring activities to result in annualized cost savings of approximately $4 million. The majority of these annual cost savings is expected to be reflected as a reduction in cost of revenue as well as a reduction in selling, general and administrative expenses. We expect to begin realizing a portion of these savings in the fourth quarter of 2013. The recognition of these restructuring charges requires that we make certain judgments and estimates regarding the nature, timing and amount of costs associated with planned exit activities. To the extent our actual results in exiting these facilities differ from our estimates and assumptions, we may be required to revise the estimates of future liabilities, recognize additional restructuring charges or reduce already recognized liabilities. At the end of each reporting period, we evaluate the remaining accrued balances to ensure that no excess accruals are retained and that the utilization of the provisions are for their intended purpose in accordance with developed exit plans. See Note 12 to the Condensed Consolidated Financial Statements in Item 1 of this report.

Asset Impairment Charge and Other

During the six months ended June 30, 2013, we recognized a non-cash asset impairment charge of $3.8 million related to our facility in Tianjin, China that is being held for sale based on recent market activity. Also during the six months ended June 30, 2013, we disposed of a non-manufacturing facility in Thailand for $1.6 million resulting in a gain of $1.2 million.

Thailand Flood Related Charges

During the six months ended June 30, 2012, we recognized Thailand flood-related charges totaling $14.9 million. We do not expect to incur significant additional Thailand flood related charges in 2013. We will record additional insurance recoveries when the appropriate recognition criteria have been met. See Note 14 to the Condensed Consolidated Financial Statements in Item 1 of this report.

Income Tax Expense

Income tax expense of $6.4 million represented an effective tax rate of 24.4% for the six months ended June 30, 2013, compared with $6.8 million that represented an effective tax rate of 26.2% for the same period in 2012. In the first quarter of 2013, we recorded a discrete tax benefit of approximately $0.8 million related to the American Taxpayer Relief Act of 2012 (ATRA) consisting of research and experimentation credits and decreases in U.S. taxable income related to previously taxed foreign transactions. The ATRA retroactively restored the research and experimentation credit and other U.S. income tax benefits for 2012 and extends these provisions through the end of 2013. In 2012, we recorded a $0.6 million discrete tax expense related to changes in tax rates in foreign jurisdictions. Excluding these tax items, the effective tax rate would have been 27.6% in 2013 compared to 23.6% in 2012. The increase in the effective tax rate is a result of losses in certain foreign jurisdictions for which no tax benefit has been provided and the expiration of the China tax incentive. We have been granted certain tax incentives, including tax holidays, for our subsidiaries in Malaysia and Thailand that will expire at various dates, unless extended or otherwise renegotiated through 2015 and 2026, respectively. Our Chinese subsidiary had a tax incentive that expired in 2012. We expect to submit an application for a new tax incentive in China during the second half of 2013. See Note 7 to the Condensed Consolidated Financial Statements in Item 1 of this report.

Net Income

We reported net income of $19.9 million, or diluted earnings per share of $0.36 for the first six months of 2013, compared with net income of $19.2 million, or diluted earnings per share of $0.33 for the same period of 2012. The net increase of $0.7 million from 2012 was primarily due to the Thailand flood related charges incurred in 2012 in addition to the other factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our growth and operations through funds generated from operations and proceeds from the sale and maturity of our investments. Cash and cash equivalents totaled $398.9 million at June 30, 2013 and $384.6 million at December 31, 2012, of which $297.9 million at June 30, 2013 and $261.2 million at December 31, 2012 was held outside the U.S. in various foreign subsidiaries. Substantially all of the amounts held outside of the U.S. are intended to be permanently reinvested in foreign operations. Under current tax laws and regulations, if cash and cash equivalents held outside the U.S. were to be distributed to the U.S. in the form of dividends or otherwise, we would be subject to additional U.S. income taxes and foreign withholding taxes.

Cash provided by operating activities was $61.2 million for the six months ended June 30, 2013. The cash provided by operations during 2013 consisted primarily of $19.9 million of net income adjusted for $19.6 million of depreciation and amortization, and an $18.8 million increase in accounts payable. Working capital was $898.3 million at June 30, 2013 and $883.7 million at December 31, 2012.

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

Cash used in investing activities was $30.9 million for the six months ended June 30, 2013 primarily due to the purchase of Suntron, net of cash acquired totaling $19.3 million and the purchases of additional property, plant and equipment totaling $11.9 million. Purchases of additional property, plant and equipment were primarily of machinery and equipment in the Americas and Asia.

Cash used in financing activities was $15.5 million for the six months ended June 30, 2013. Share repurchases totaled $21.2 million, and we received $5.8 million from the exercise of stock options.

Under the terms of a credit agreement (the U.S. Credit Agreement), we have a $200.0 million five-year revolving credit facility to be used for general corporate purposes with a maturity date of July 30, 2017. The U.S. Credit Agreement includes an accordion feature under which total commitments under the facility may be increased by an additional $100 million, subject to satisfaction of certain conditions and lender approval. Interest on outstanding borrowings under the U.S. Credit Agreement is payable quarterly, at our option, at LIBOR plus 1.75% to 2.75% or a prime rate plus 0.75% to 1.75%, based upon our leverage ratio as specified in the U.S. Credit Agreement. A commitment fee of 0.30% to 0.40% per annum (based upon our liquidity ratio) on the unused portion of the revolving credit line is payable quarterly in arrears. As of June 30, 2013 and December 31, 2012, we had no borrowings outstanding under the U.S. Credit Agreement, $0.8 million in outstanding letters of credit and $199.2 million was available for future borrowings.

The U.S. Credit Agreement is secured by our domestic inventory and accounts receivable, 100% of the stock of our domestic subsidiaries and 65% of the voting capital stock of each direct foreign subsidiary and substantially all of our and our domestic subsidiaries’ other tangible and intangible assets. The U.S. Credit Agreement contains customary financial covenants as to debt leverage and fixed charges, and restricts our ability to incur additional debt, pay dividends, repurchase shares, sell assets and merge or consolidate with other persons. As of both June 30, 2013 and December 31, 2012, we were in compliance with all such covenants and restrictions.

Our Thailand subsidiary has a multi-purpose credit facility with Kasikornbank Public Company Limited (the Thai Credit Facility) that provides for approximately $11.2 million (350 million Thai baht) in working capital availability. The Thai Credit Facility is secured by land and buildings in Thailand owned by the Company. The availability of funds under the Thai Credit Facility is reviewed annually and is currently accessible through October 2013. As of both June 30, 2013 and December 31, 2012, our Thailand subsidiary had no working capital borrowings outstanding.

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

As of June 30, 2013, we had cash and cash equivalents totaling $398.9 million and $199.2 million available for borrowings under the U.S. Credit Agreement. During the next twelve months, we believe our capital expenditures will be approximately $35 million to $45 million, principally for machinery and equipment to support our ongoing business around the globe.

On June 13, 2012, our Board of Directors approved the additional repurchase of up to $100 million of our outstanding common shares (the 2012 Repurchase Program). As of June 30, 2013, we have $66.8 million remaining under the 2012 Repurchase Program to repurchase additional shares. We are under no commitment or obligation to repurchase any particular amount of common shares. Management believes that our existing cash balances and funds generated from operations will be sufficient to permit us to meet our liquidity requirements over the next twelve months. Management further believes that our ongoing cash flows from operations and any borrowings we may incur under our credit facilities will enable us to meet operating cash requirements in future years. Should we desire to consummate significant acquisition opportunities, our capital needs would increase and could possibly result in our need to increase available borrowings under our revolving credit facility or access public or private debt and equity markets. There can be no assurance, however, that we would be successful in raising additional debt or equity on terms that we would consider acceptable.

CONTRACTUAL OBLIGATIONS

We have certain contractual obligations for operating leases that were summarized in a table of Contractual Obligations in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes to our contractual obligations, outside of the ordinary course of our business, since December 31, 2012.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2013, we did not have any significant off-balance sheet arrangements.

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

We do not use derivative financial instruments for speculative purposes. As of June 30, 2013, we did not have any foreign currency hedges. In the future, significant transactions involving our international operations may cause us to consider engaging in hedging transactions to attempt to mitigate our exposure to fluctuations in foreign exchange rates. These exposures are primarily, but not limited to, vendor payments and intercompany balances in currencies other than the currency in which our foreign operations primarily generate and expend cash. Our international operations in some instances operate in a natural hedge because both operating expenses and a portion of sales are denominated in local currency. Our sales are substantially denominated in U.S. dollars. Our foreign currency cash flows are generated in certain Asian and European countries, Mexico and Brazil.

We are also exposed to market risk for changes in interest rates, a portion of which relates to our invested cash balances. We do not use derivative financial instruments in our investing activities. We place cash and cash equivalents and investments with various major financial institutions. We protect our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by generally investing in investment grade securities. As of June 30, 2013, the outstanding amount in the long-term investment portfolio included $12.2 million (par value) of auction rate securities with an average annual return of approximately 0.23%.

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

Item 2.        Unregistered Sales Of Equity Securities And Use Of Proceeds.

(c)  The following table provides information about the Company repurchases of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the quarter ended June 30, 2013, at a total cost of $9.2 million:

ISSUER PURCHASES OF EQUITY SECURITIES
(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares	Dollar Value)
			Purchased as	of Shares that
			Part of	May Yet Be
	(a) Total		Publicly	Purchased
	Number of	(b) Average	Announced	Under the
	Shares	Price Paid per	Plans or	Plans or
Period	Purchased(1)	Share(2)	Programs	Programs(3)
April 1 to 30, 2013	385,000	$17.16	385,000	$69.3 million
May 1 to 31, 2013	85,000	$18.40	85,000	$67.8 million
June 1 to 30, 2013	50,000	$19.75	50,000	$66.8 million
Total	520,000	$17.61	520,000

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

During the six months ended June 30, 2013, the Company repurchased a total of 1.2 million common shares for $21.2 million at an average price of $17.69 per share. All share purchases were made in the open market and the shares repurchased through June 30, 2013 were retired.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 7, 2013.

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