Form 10-Q
period 2013-09-30
BENCHMARK ELECTRONICS INC
filed 2013-11-08
CIK 863436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10‑Q

_______________

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013.

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

As of November 7, 2013,  there were 54,008,150 Common Shares of Benchmark Electronics, Inc., par value $0.10 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30,	December 31,
(in thousands, except par value)	2013	2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$426,560	$384,579
Accounts receivable, net of allowance for doubtful
accounts of $460 and $1,442, respectively	423,564	459,081
Inventories, net	394,977	324,041
Prepaid expenses and other assets	26,058	29,539
Income taxes receivable	9,665	8,062
Deferred income taxes	7,502	8,889
Total current assets	1,288,326	1,214,191
Long-term investments	10,617	10,324
Property, plant and equipment, net of accumulated
depreciation of $341,061 and $330,012 respectively	173,336	176,104
Goodwill, net	37,912	37,912
Deferred income taxes	25,476	29,535
Other, net	27,901	33,411
	$1,563,568	$1,501,477

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of capital lease obligations	$560	$497
Accounts payable	300,973	260,622
Income taxes payable	3,557	3,828
Accrued liabilities	58,584	65,568
Total current liabilities	363,674	330,515
Capital lease obligations, less current installments	9,672	10,103
Other long-term liabilities	20,660	19,578
Deferred income taxes	1,809	1,756
Shareholders’ equity:
Preferred shares, $0.10 par value; 5,000 shares
authorized, none issued	—	—
Common shares, $0.10 par value; 145,000 shares
authorized; issued – 54,338 and 55,297, respectively
outstanding – 54,227 and 55,186, respectively	5,423	5,519
Additional paid-in capital	648,176	651,148
Retained earnings	524,399	493,666
Accumulated other comprehensive loss	(9,973)	(10,536)
Less treasury shares, at cost; 111 shares	(272)	(272)
Total shareholders’ equity	1,167,753	1,139,525
Commitments and contingencies
	$1,563,568	$1,501,477

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
(in thousands, except per share data)

Sales	$599,658	$610,769	$1,749,624	$1,834,217
Cost of sales	554,218	565,989	1,622,983	1,702,938
Gross profit	45,440	44,780	126,641	131,279
Selling, general and administrative expenses	24,501	22,453	70,211	67,733
Restructuring charges and integration
and acquisition-related costs	1,214	523	7,323	773
Asset impairment charge and other	-	-	2,606	-
Thailand flood related items	(9,748)	(3,078)	(9,748)	11,798
Income from operations	29,473	24,882	56,249	50,975
Interest expense	(481)	(443)	(1,403)	(1,090)
Interest income	292	326	997	935
Other income	745	178	560	96
Income before income taxes	30,029	24,943	56,403	50,916
Income tax expense	6,303	5,629	12,733	12,424
Net income	$23,726	$19,314	$43,670	$38,492

Earnings per share:
Basic	$0.44	$0.35	$0.80	$0.68
Diluted	$0.43	$0.34	$0.80	$0.67

Weighted-average number of shares outstanding:
Basic	54,087	55,814	54,361	56,750
Diluted	54,611	56,028	54,868	57,054

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
(in thousands)

Net income	$23,726	$19,314	$43,670	$38,492
Other comprehensive income (loss):
Foreign currency translation adjustments	1,254	715	245	228
Unrealized gain on investments,
net of tax	42	270	318	351
Other	(1)	-	-	25
Comprehensive income	$25,021	$20,299	$44,233	$39,096

The changes in accumulated other comprehensive loss by component are as follows:

	Foreign	Unrealized
	currency	loss on
	translation	investments,
(in thousands)	adjustments	net of tax	Other	Total
Balances, December 31, 2012	$(8,681)	$(1,851)	$(4)	$(10,536)
Other comprehensive income before
reclassifications	245	318	-	563
Amounts reclassified from accumulated
other comprehensive income	-	-	-	-
Balances, September 30, 2013	$(8,436)	$(1,533)	$(4)	$(9,973)

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders’ Equity
(unaudited)

					Accumulated
			Additional		other		Total
		Common	paid-in	Retained	comprehensive	Treasury	shareholders’
(in thousands)	Shares	shares	capital	earnings	loss	shares	equity
Balances, December 31, 2012	55,186	$5,519	$651,148	$493,666	$(10,536)	$(272)	$1,139,525
Stock-based compensation expense	-	-	4,846	-	-	-	4,846
Shares repurchased and retired	(1,631)	(163)	(17,573)	(12,937)	-	-	(30,673)
Stock options exercised	666	67	10,338	-	-	-	10,405
Issuance of restricted shares, net of
forfeitures	13	1	(1)	-	-	-	-
Restricted shares withheld for taxes	(7)	(1)	(116)	-	-	-	(117)
Excess tax shortfall of stock-based
compensation	-	-	(466)	-	-	-	(466)
Comprehensive income	-	-	-	43,670	563	-	44,233
Balances, September 30, 2013	54,227	$5,423	$648,176	$524,399	$(9,973)	$(272)	$1,167,753

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2013	2012
Cash flows from operating activities:
Net income	$43,670	$38,492
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	29,635	26,459
Deferred income taxes	9,001	7,876
Gain on the sale of property, plant and equipment	(1,260)	(204)
Asset impairments	4,825	-
Stock-based compensation expense	5,310	4,723
Excess tax benefit from stock-based compensation	(285)	(25)
Changes in operating assets and liabilities, net of effects from business acquisition:
Accounts receivable	47,137	(30,795)
Inventories	(56,453)	14,325
Prepaid expenses and other assets	4,778	29,373
Accounts payable	24,507	(15,327)
Accrued liabilities	(8,701)	(1,258)
Income taxes	(2,233)	(3,373)
Net cash provided by operations	99,931	70,266
Cash flows from investing activities:
Proceeds from sales and redemptions of investments	25	11,025
Additions to property, plant and equipment	(18,268)	(34,458)
Proceeds from the sale of property, plant and equipment	1,796	228
Additions to purchased software	(1,879)	(1,050)
Business acquisition, net of cash acquired	(19,270)	-
Thailand flood property insurance proceeds	-	22,351
Net cash used in investing activities	(37,596)	(1,904)
Cash flows from financing activities:
Proceeds from stock options exercised	10,405	3,461
Excess tax benefit from stock-based compensation	285	25
Principal payments on capital lease obligations	(368)	(310)
Share repurchases	(30,673)	(31,387)
Debt issuance costs	-	(867)
Net cash used in financing activities	(20,351)	(29,078)
Effect of exchange rate changes	(3)	2,574
Net increase in cash and cash equivalents	41,981	41,858
Cash and cash equivalents at beginning of year	384,579	283,920
Cash and cash equivalents at end of period	$426,560	$325,778

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

Note 2 – Stock-Based Compensation

The Benchmark Electronics, Inc. 2000 Stock Awards Plan (the 2000 Plan) and the Benchmark Electronics, Inc. 2010 Omnibus Incentive Compensation Plan (the 2010 Plan) authorize the Company, upon recommendation of the compensation committee of the Board of Directors, to grant a variety of types of awards, including stock options, restricted shares, restricted stock units, stock appreciation rights, performance compensation awards, phantom stock awards and deferred share units, or any combination thereof, to any director, officer, employee or consultant (including any prospective director, officer, employee or consultant) of the Company. Stock options are granted to employees with an exercise price equal to the market price of the Company’s common shares on the date of grant, generally vest over a four-year period from the date of grant and have a term of ten years. Restricted shares, restricted stock units and phantom stock awards granted to employees generally vest over a four-year period from the date of grant, subject to the continued employment of the employee by the Company. The 2000 Plan expired on February 16, 2010 and no additional grants can be made under that plan. The 2010 Plan was approved by the Company’s shareholders on May 18, 2010. Members of the Board of Directors who are not employees of the Company hold awards under the Benchmark Electronics, Inc. 2002 Stock Option Plan for Non-Employee Directors (the 2002 Plan). Stock options were granted pursuant to the 2002 Plan upon the occurrence of the non-employee director’s election or re-election to the Board of Directors. All awards under the 2002 Plan were fully vested upon the date of grant and have a term of ten years. The 2002 Plan was approved by the Company’s shareholders on May 14, 2002 and expired February 26, 2012. No additional grants may be made under the 2002 Plan. Non-employee directors are currently eligible to receive equity awards under the 2010 Plan. Beginning in 2011, awards under the 2010 Plan to non-employee directors were in the form of restricted stock units, which vest in equal quarterly installments over a one-year period, starting from the grant date. As of September 30, 2013, 2.2 million additional common shares are available for issuance under the Company’s existing plans.

All share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on their fair values. The total compensation cost recognized for stock-based awards was $1.9 million and $5.3 million for the three and nine months ended September 30, 2013 respectively, and $1.7 million and $4.7 million for the three and nine months ended September 30, 2012, respectively. The total income tax benefit recognized in the income statement for stock-based awards was $0.6 million and $1.5 million for the three and nine months ended September 30, 2013, respectively, and $0.8 million and $1.6 million for the three and nine months ended September 30, 2012, respectively. The compensation expense for stock-based awards includes an estimate for forfeitures and is recognized over the vesting period of the awards using the straight-line method. Cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards (excess tax benefits) are classified as cash flows from financing activities. Awards of restricted shares, restricted stock units, performance based restricted stock units and phantom stock are valued at the closing market price of the Company’s common shares on the date of grant. For performance based restricted stock unit awards, compensation expense is based on the probability that the performance goals will be achieved, which is monitored by management throughout the requisite service period. If it becomes probable, based on the Company’s expectation of performance during the measurement period, that more or less than the previous estimate of the awarded shares will vest, an adjustment to stock-based compensation expense will be recognized as a change in accounting estimate.

As of September 30, 2013, the unrecognized compensation cost and remaining weighted-average amortization related to stock-based awards are as follows:

			Phantom	Performance
			Stock and	Based
			Restricted	Restricted
	Stock	Restricted	Stock	Stock
(in thousands)	Options	Shares	Units	Units(1)
Unrecognized compensation cost	$4,433	$2,611	$4,512	$1,842
Remaining weighted-average
amortization period	1.7 years	1.8 years	2.9 years	2.5 years

(1) Based on the probable achievement of the performance goals identified in each award.

The Company did not issue any stock options during the three months ended September 30, 2013. During the nine months ended September 30, 2013, the Company issued 348 thousand stock options. The Company issued 1 thousand and 431 thousand stock options during the three and nine months ended September 30, 2012, respectively. The weighted-average assumptions used to value the options granted during the three and nine months ended September 30, 2013 and 2012, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Expected term of options	N/A	6.0 years	7.4 years	6.3 years
Expected volatility	N/A	42%	42%	42%
Risk-free interest rate	N/A	1.114%	1.396%	1.305%
Dividend yield	N/A	zero	zero	zero

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

The weighted-average fair value per option granted during the nine months ended September 30, 2013 was $7.87. The total cash received as a result of stock option exercises for the nine months ended September 30, 2013 and 2012 was approximately $10.4 million and $3.5 million, respectively. The actual tax benefit realized as a result of stock option exercises and the vesting of other share-based awards during the nine months ended September 30, 2013 and 2012 was $1.8 million and $0.9 million, respectively. For the nine months ended September 30, 2013 and 2012, the total intrinsic value of stock options exercised was $2.9 million and $1.2 million, respectively.

The Company issued performance based restricted stock unit awards to employees during the nine months ended September 30, 2013 and 2012. The number of performance based restricted stock unit awards that will ultimately be earned will not be determined until the end of the performance periods, which are December 31, 2015 and 2016, and may vary from as low as zero to as high as three times the target number depending on the level of achievement of certain performance goals. The level of achievement of these goals is based upon the audited financial results of the Company for the last full calendar year within the performance period (the years ending December 31, 2015 and 2016). The performance goals consist of certain levels of achievement using the following financial metrics: revenue growth, operating income margin expansion, and return on invested capital. If the performance goals are not met based on the Company’s financial results, the applicable performance based restricted stock unit awards will not vest and will be forfeited.

The following table summarizes the activities relating to the Company’s stock options:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
(in thousands, except per share data)	Options	Price	Term (Years)	Value
Outstanding as of December 31, 2012	4,240	$19.88
Granted	348	$17.37
Exercised	(666)	$15.61
Forfeited or expired	(213)	$20.03
Outstanding as of September 30, 2013	3,709	$20.40	4.44	$11,883
Exercisable as of September 30, 2013	2,879	$21.31	3.30	$7,200

The aggregate intrinsic value in the table above is before income taxes and is calculated as the difference between the exercise price of the underlying options and the Company’s closing stock price as of the last business day of the period ended September 30, 2013 for options that had exercise prices that were below the closing price.

The following table summarizes the activities related to the Company’s restricted shares:

		Weighted-
		Average
		Grant Date
(in thousands, except per share data)	Shares	Fair Value
Non-vested shares outstanding as of December 31, 2012	340	$16.81
Vested	(80)	$16.89
Forfeited	(38)	$16.35
Non-vested shares outstanding as of September 30, 2013	222	$16.86

The following table summarizes the activities related to the Company’s time based restricted stock units and phantom stock awards:
		Weighted-
		Average
		Grant Date
(in thousands, except per share data)	Shares	Fair Value
Non-vested shares outstanding as of December 31, 2012	103	$16.70
Granted	271	$17.54
Vested	(51)	$16.47
Forfeited	(7)	$17.31
Non-vested shares outstanding as of September 30, 2013	316	$17.45

The following table summarizes the activities related to the Company’s performance based restricted stock unit awards:
		Weighted-
		Average
		Grant Date
(in thousands, except per share data)	Shares	Fair Value
Non-vested shares outstanding as of December 31, 2012	164	$16.39
Granted(1)	76	$17.37
Forfeited	(25)	$16.03
Non-vested shares outstanding as of September 30, 2013	215	$16.78
(1)Represents target number of shares that can vest based on the achievement of the performance goals.

Note 3 – Earnings Per Share

Basic earnings per share is computed using the weighted-average number of shares outstanding. Diluted earnings per share is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding stock equivalents during the three and nine months ended September 30, 2013, and 2012. Stock equivalents include common shares issuable upon the exercise of stock options and other equity instruments, and are computed using the treasury stock method. Under the treasury stock method, the exercise price of a share, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of estimated tax benefits that would be recorded in paid-in-capital, if any, when the share is exercised are assumed to be used to repurchase shares in the current period.

The following table sets forth the calculation of basic and diluted earnings per share.
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2013	2012	2013	2012
Net income	$23,726	$19,314	$43,670	$38,492

Denominator for basic earnings per share -
weighted-average number of common
shares outstanding during the period	54,087	55,814	54,361	56,750
Incremental common shares attributable to
outstanding dilutive options	360	131	284	155
Incremental common shares attributable
to outstanding restricted shares,
restricted stock units and phantom stock	164	83	223	149
Denominator for diluted earnings per share	54,611	56,028	54,868	57,054

Basic earnings per share	$0.44	$0.35	$0.80	$0.68
Diluted earnings per share	$0.43	$0.34	$0.80	$0.67

Options to purchase 2.0 million and 2.3 million common shares for the three and nine months ended September 30, 2013, respectively, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive. Options to purchase 3.8 million and 3.7 million common shares for the three and nine months ended September 30, 2012, respectively, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

Note 4 – Goodwill and Other Intangible Assets

Goodwill, all of which is associated with the Company’s Asia business segment, totaled $37.9 million at both September 30, 2013, and December 31, 2012.

Other assets consist primarily of acquired identifiable intangible assets, capitalized purchased software costs and assets held for sale. Other intangible assets as of September 30, 2013, and December 31, 2012 were as follows:

	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
Customer relationships	$17,823	$(12,052)	$5,771
Technology licenses	11,300	(8,753)	2,547
Other	868	(160)	708
Other intangible assets, September 30, 2013	$29,991	$(20,965)	$9,026

	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
Customer relationships	$17,793	$(10,702)	$7,091
Technology licenses	11,300	(7,880)	3,420
Other	868	(142)	726
Other intangible assets, December 31, 2012	$29,961	$(18,724)	$11,237

Customer relationships are being amortized on a straight-line basis over a period of ten years. Technology licenses are being amortized over their estimated useful lives in proportion to the economic benefits consumed. Amortization of other intangible assets for the nine months ended September 30, 2013, and 2012 was $2.2 million and $2.2 million, respectively.

The estimated future amortization expense of other intangible assets for each of the next five years is as follows (in thousands):

Year ending December 31,	Amount
2013 (remaining three months)	$755
2014	2,573
2015	2,573
2016	2,496
2017	24

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

Interest on outstanding borrowings under the U.S. Credit Agreement is payable quarterly, at the Company’s option, at either LIBOR plus 1.75% to 2.75% or a prime rate plus 0.75% to 1.75%, based upon the Company’s leverage ratio as specified in the U.S. Credit Agreement. A commitment fee of 0.30% to 0.40% per annum (based upon the Company’s liquidity ratio as specified in the U.S. Credit Agreement) on the unused portion of the revolving credit line is payable quarterly in arrears. As of both September 30, 2013  and December 31, 2012, the Company had no borrowings outstanding under the U.S. Credit Agreement, $0.8 million in outstanding letters of credit and $199.2 million was available for future borrowings.

The U.S. Credit Agreement is secured by the Company’s domestic inventory and accounts receivable, 100% of the stock of the Company’s domestic subsidiaries and 65% of the voting capital stock of each direct foreign subsidiary and substantially all of the other tangible and intangible assets of the Company and its domestic subsidiaries. The U.S. Credit Agreement contains customary financial covenants as to debt leverage and fixed charges, and restricts our ability to incur additional debt, pay dividends, repurchase shares, sell assets and merge or consolidate with other persons. As of both September 30, 2013  and December 31, 2012, the Company was in compliance with all such covenants and restrictions.

The Company’s Thailand subsidiary has a multi-purpose credit facility with Kasikornbank Public Company Limited (the Thai Credit Facility) that provides for approximately $11.1 million (350 million Thai baht) in working capital availability. The Thai Credit Facility is secured by land and buildings in Thailand owned by the Company. Availability of funds under the Thai Credit Facility is reviewed annually and is currently accessible through October 2014. As of both September 30, 2013 and December 31, 2012, the Company’s Thailand subsidiary had no working capital borrowings outstanding.

Note 6 – Inventories
Inventory costs are summarized as follows:
	September 30,	December 31,
(in thousands)	2013	2012
Raw materials	$246,891	$213,027
Work in process	92,162	67,221
Finished goods	55,924	43,793
	$394,977	$324,041

Note 7 – Income Taxes
Income tax expense (benefit) consists of the following:
	Nine Months Ended
	September 30,
(in thousands)	2013	2012
Federal – Current	$(711)	$930
Foreign – Current	4,292	3,159
State – Current	151	459
Deferred	9,001	7,876
	$12,733	$12,424

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

The Company has been granted certain tax incentives, including tax holidays, for its subsidiaries in Malaysia and Thailand that will expire at various dates, unless extended or otherwise renegotiated, through 2015 and 2026, respectively, and are subject to certain conditions with which the Company expects to comply. The net impact of these tax incentives was to lower income tax expense for the nine months ended September 30, 2013, and 2012 by approximately $4.5 million (approximately $0.08 per diluted share) and $5.9 million (approximately $0.10 per diluted share), respectively as follows:

	Nine Months Ended
	September 30,
(in thousands)	2013	2012
China	$-	$1,900
Malaysia	1,024	676
Thailand	3,476	3,280
	$4,500	$5,856

The Company’s Chinese subsidiary had a tax incentive that expired in 2012 and has filed for a new tax incentive in 2013.

As of September 30, 2013, the total amount of the reserve for uncertain tax benefits including interest and penalties is $21.3 million. The reserve is classified as a current or long-term liability in the consolidated balance sheet based on the Company’s expectation of when the items will be settled. The amount of accrued potential interest and penalties on unrecognized tax benefits included in the reserve as of September 30, 2013, is $1.6 million and $1.6 million, respectively. No material changes affected the reserve during the nine months ended September 30, 2013. A subsidiary of the Company in Thailand has filed for a refund of $8.4 million of previously paid income taxes applicable to the years 2004 and 2005, which is included in other assets. The Thai tax authorities conducted an initial examination of the applicable refund filings. During 2011, the Company recorded a reserve for uncertain benefits of $7.1 million against this refund claim. During the fourth quarter of 2012, the Company received official notification that the tax authorities have rejected its refund claim. The Company has filed an appeal of the rejected refund claim.

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

	September 30,		September 30,
(in thousands)	2013	2012	2013	2012
Net sales:
Americas	$358,199	$337,895	$1,017,025	$1,062,521
Asia	223,463	256,236	685,139	739,060
Europe	31,360	33,472	106,120	104,955
Elimination of intersegment sales	(13,364)	(16,834)	(58,660)	(72,319)
	$599,658	$610,769	$1,749,624	$1,834,217

Depreciation and amortization:
Americas	$4,281	$3,736	$12,260	$10,993
Asia	4,193	3,839	12,772	11,107
Europe	690	608	2,011	1,937
Corporate	896	833	2,592	2,422
	$10,060	$9,016	$29,635	$26,459

Income from operations:
Americas	$15,104	$14,466	$34,411	$45,164
Asia	23,305	19,386	43,421	33,457
Europe	1,266	391	6,897	1,124
Corporate and intersegment eliminations	(10,202)	(9,361)	(28,480)	(28,770)
	$29,473	$24,882	$56,249	$50,975

Capital expenditures:
Americas	$5,404	$4,649	$12,500	$13,609
Asia	1,003	8,218	4,085	18,592
Europe	122	917	1,622	1,870
Corporate	307	838	1,940	1,437
	$6,836	$14,622	$20,147	$35,508

			September 30,	December 31,
			2013	2012
Total assets:
Americas			$617,914	$569,212
Asia			696,693	636,481
Europe			203,193	200,563
Corporate and other			45,768	95,221
			$1,563,568	$1,501,477

Geographic net sales information reflects the destination of the product shipped. Long-lived assets information is based upon the physical location of the asset.
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2013	2012	2013	2012
Geographic net sales:
United States	$367,052	$434,465	$1,171,848	$1,282,539
Asia	167,454	100,468	373,426	303,209
Europe	46,516	62,123	156,697	207,940
Other Foreign	18,636	13,713	47,653	40,529
	$599,658	$610,769	$1,749,624	$1,834,217

			September 30,	December 31,
			2013	2012
Long-lived assets:
United States			$75,464	$76,216
Asia			96,037	107,151
Europe			10,523	10,948
Other			19,213	15,200
			$201,237	$209,515

Note 9 – Supplemental Cash Flow and Non-Cash Information
The following is additional information concerning supplemental disclosures of cash payments.
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2013	2012	2013	2012
Income taxes paid, net	$34	$1,910	$5,686	$7,760
Interest paid	432	324	1,270	957

During the nine months ended September 30, 2013, the Company recognized a non-cash asset impairment charge of $3.8 million related to its facility in Tianjin, China that is being held for sale based on recent market activity. Also during the nine months ended September 30, 2013, the Company disposed of a non-manufacturing facility in Thailand for $1.6 million resulting in a gain of $1.2 million.

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

The following table summarizes the 2013  activity in the accrued restructuring balances related to the various restructuring activities initiated prior to September 30, 2013:

	Balance as of				Foreign	Balance as of
	December 31,	Restructuring	Cash	Non-Cash	Exchange	September 30,
(in thousands)	2012	Charges	Payment	Activity	Adjustments	2013
2013 Restructuring:
Severance	$-	$2,349	$(1,233)	$-	$(77)	$1,039
Other exit costs	-	2,937	(877)	(971)	52	1,141
	-	5,286	(2,110)	(971)	(25)	2,180

2012 Restructuring:
Severance	538	724	(1,062)	-	94	294
Lease facility costs	-	834	(217)	(39)	-	578
Other exit costs	166	-	(70)	-	(93)	3
	704	1,558	(1,349)	(39)	1	875
2011 Restructuring:
Lease facility costs	13	(98)	87	-	2	4
	13	(98)	87	-	2	4
Total	$717	$6,746	$(3,372)	$(1,010)	$(22)	$3,059

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

The carrying amounts of cash equivalents, accounts receivable, accrued liabilities, accounts payable and capital lease obligations approximate fair value. As of September 30, 2013, $12.1 million (par value) of long-term investments were recorded at fair value. The long-term investments consist of auction rate securities, primarily secured by guaranteed student loans backed by a U.S. government agency, and are classified as available-for-sale. Auction rate securities are adjustable rate debt instruments whose interest rates were intended to reset every 7 to 35 days through an auction process. Overall changes in the global credit and capital markets led to failed auctions for these securities beginning in early 2008. These failed auctions, in addition to overall global economic conditions, impacted the liquidity of these investments and resulted in the Company continuing to hold these securities beyond their typical auction reset dates. The market for these types of securities remains illiquid as of September 30, 2013. These securities are classified as long-term investments, and the contractual maturity of these securities is over ten years.

These long-term investments were valued using Level 3 inputs as of September 30, 2013, as the assets were subject to valuation using significant unobservable inputs. The Company estimated the fair value of each security with the assistance of an independent valuation firm using a discounted cash flow model to calculate the present value of projected cash flows based on a number of inputs and assumptions, including the security structure and terms, the current market conditions and the related impact on the expected weighted-average life, interest rate estimates and default risk of the securities.

As of September 30, 2013, the Company has recorded an unrealized loss of $1.5 million on the long-term investments based upon this valuation. This unrealized loss reduced the fair value of the Company’s auction rate securities as of September 30, 2013 to $10.6 million. These investments have been in an unrealized loss position for greater than 12 months. During the nine months ended September 30, 2013 and 2012, the Company recorded unrealized gains of $0.3 million and $0.4 million, respectively, on its long-term investments.

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

Based on these assessments, the Company has determined that there is no credit loss associated with its auction rate securities as of September 30, 2013, as shown by the cash flows expected to be received over the remaining life of the securities.

The following table provides a reconciliation of the beginning and ending balance of the Company’s auction rate securities classified as long-term investments measured at fair value using significant unobservable inputs (Level 3 inputs):

(in thousands)	2013	2012
Balance as of January 1	$10,324	$24,673
Net unrealized gains included in other comprehensive loss	318	351
Sales of investments at par value	(25)	(11,025)
Balance as of September 30	$10,617	$13,999

Unrealized losses still held as of September 30	$1,533	$2,976

The cumulative unrealized loss is included as a component of accumulated other comprehensive loss within shareholders’ equity in the accompanying consolidated balance sheet. As of September 30, 2013, there were no long-term investments measured at fair value using Level 1 or Level 2 inputs. All income generated from these investments is recorded as interest income.

Note 14 – Thailand Flood Related Items

The Company’s facilities in Ayudhaya, Thailand were flooded and remained closed from October 13, 2011 to December 20, 2011. As a result of the flooding and temporary closing of these facilities, the Company incurred property losses and flood related costs during 2012 and 2011 which were partially offset by insurance recoveries. During the nine months ended September 30, 2013, the Company received $9.8 million of insurance proceeds and incurred $0.1 million of flood related costs. During the nine months ended September 30, 2012, the Company recognized flood related charges totaling $16.0 million offset by insurance recoveries totaling $4.2 million. The Company will record additional insurance recoveries when the appropriate recognition criteria have been met. Although the Company’s management is in ongoing negotiations with insurance companies and expects to finalize all insurance recoveries within the next few quarters, the Company cannot estimate the timing of the receipt of insurance proceeds it will ultimately realize. As a result of the flooding, the Company has been unable to renew or otherwise obtain adequate cost-effective flood insurance to cover assets at its facilities in Thailand. The Company continues to investigate all flood risk-mitigation alternatives in Thailand. In the event the Company was to experience a significant uninsured loss in Thailand or elsewhere, it could have a material adverse effect on its business, financial condition and results of operations.

Note 15 – Acquisition

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

The following is an estimate of the purchase price for Suntron and the preliminary purchase price allocation

(in thousands):

Purchase price paid	$19,332
Cash acquired	(62)
Purchase price, net of cash received	$19,270

Acquisition-related costs (included in restructuring charges and integration
and acquisition-related costs for the nine months ended September 30, 2013)	$286

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$62
Accounts receivable	11,561
Inventories	14,747
Other current assets	1,072
Property, plant and equipment	1,869
Other assets	255
Deferred income taxes	3,832
Current liabilities	(13,785)
Other long-term liabilities	(281)
Total identifiable net assets	$19,332

Suntron’s results of operations were included in the Company’s condensed consolidated statement of income beginning on June 3, 2013 which amounted to approximately $27.3  million in revenue for the nine months ended September 30, 2013. Suntron’s net income during the nine months ended September 30, 2013 was not significant to the consolidated operating results of the Company. The following summary pro forma condensed consolidated financial information reflects the Acquisition as if it had occurred on January 1, 2012 for purposes of the statements of income. This summary pro forma information is not necessarily representative of what the Company’s results of operations would have been had the Acquisition in fact occurred on January 1, 2012 and is not intended to project the Company’s results of operations for any future period.

Pro forma condensed consolidated financial information for the nine months ended September 30, 2013, and 2012 (unaudited):

	Nine Months Ended
	September 30,
(in thousands, except per share data)	2013	2012
Net sales	$1,783,138	$1,904,352
Net income	$36,491	$27,734

Note 16 – Subsequent Event

On October 2, 2013, the Company acquired the full-service EMS segment of CTS Corporation (CTS) for $75 million. The acquired business has five locations (4 in North America and 1 in Asia) and approximately 1,000 employees. The CTS acquisition expands the Company’s portfolio of customers in non-traditional and highly regulated markets and strengthens the depth and scope of the Company’s new product express capabilities on the West Coast. Acquisition-related costs (included in restructuring charges and integration and acquisition-related costs) related to the CTS acquisition totaled $0.3 million for the nine months ended September 30, 2013.

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

OVERVIEW

We are a worldwide provider of integrated manufacturing services. We provide our services to original equipment manufacturers (OEMs) of computers and related products for business enterprises, medical devices, industrial control equipment (which includes equipment for the aerospace and defense industry), testing and instrumentation products, and telecommunication equipment. The services that we provide are commonly referred to as electronics manufacturing services (EMS). We offer our customers comprehensive and integrated design and manufacturing services from initial product design to volume production, including direct order fulfillment and post deployment services. Our manufacturing and assembly operations include printed circuit boards and subsystem assembly, box build and systems integration, the process of integrating subsystems and, often, downloading and integrating software, to produce a fully configured product. Our precision technology manufacturing capabilities complement our proven electronic manufacturing expertise by providing further vertical integration of critical mechanical components. These capabilities include precision machining, advanced metal joining, and functional testing for multiple industries including medical, instrumentation, aerospace and semiconductor capital equipment. We also are able to provide specialized engineering services, including product design, printed circuit board layout, prototyping, and test development. We believe that we have developed strengths in the manufacturing process for large, complex, high-density printed circuit boards as well as the ability to manufacture high and low volume products in lower cost regions such as China, Malaysia, Mexico, Romania and Thailand.

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

Acquisitions

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

On October 2, 2013, we acquired the full-service EMS segment of CTS Corporation (CTS) for $75 million. The acquired business has five locations (4 in North America and 1 in Asia) and approximately 1,000 employees. The CTS acquisition expands our portfolio of customers in non-traditional and highly regulated markets and strengthens the depth and scope of our new product express capabilities on the West Coast.

Severe Flooding in Thailand and Suspension of Thailand Operations

Our facilities in Ayudhaya, Thailand were flooded and remained closed from October 13, 2011 to December 20, 2011. As a result of the flooding and temporary closing of our facilities, we incurred property losses and flood related costs during 2012 and 2011 which were partially offset by insurance recoveries. During the nine months ended September 30, 2013, we received $9.8 million of insurance proceeds and incurred $0.1 million of flood related costs. We will record additional insurance recoveries when the appropriate recognition criteria have been met. Although we are in ongoing negotiations with insurance companies and expect to finalize all insurance recoveries within the next few quarters, we cannot estimate the timing of the receipt of insurance proceeds we will ultimately realize.

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

Summary of 2013 Results

Sales for the three months ended September 30, 2013, decreased 2% to $599.7 million compared to $610.8 million for the same period of 2012. During the three months ended September 30, 2013, sales to customers in the computers and related products for business enterprises industry and telecommunication equipment industry, decreased 1%, and 29% respectively, from 2012. In the third quarter of 2013, these decreases were partially offset by 12%, 40% and 11% increases in sales to customers in industrial control equipment industry, testing and instrumentation products industry, and medical devices industry, respectively. The decrease in sales is primarily due to the timing of new program ramps and market uncertainty in the global economy which has led to lower demand from our existing customers, most notably in the telecommunication equipment industry.

Our future sales are dependent on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on us. A substantial percentage of our sales have been made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. Sales to our ten largest customers represented 52% and 55% of our sales in the three months ended September 30, 2013, and 2012, respectively. Our largest customer represented 15% and 20% of our sales during the three months ended September 30, 2013 and 2012, respectively.

Our gross profit as a percentage of sales increased to 7.6% for the three months ended September 30, 2013 from 7.3% in the same period of 2012, primarily due to changes in the mix of programs and the impact of the Suntron acquisition. We experience fluctuations in gross profit from period to period. Different programs contribute different gross profits depending on factors such as the types of services involved, location of production, size of the program, complexity of the product, and level of material costs associated with the various products. Moreover, new programs can contribute relatively less to our gross profit in their early stages when manufacturing volumes are usually lower, resulting in inefficiencies and unabsorbed manufacturing overhead costs. In addition, a number of our new and higher volume programs remain subject to competitive constraints that could exert downward pressure on our margins. During periods of low production volume, we generally have idle capacity and reduced gross profit.

We have undertaken initiatives to restructure our business operations with the intention of improving utilization and realizing cost savings in the future. During the nine months ended September 30, 2013, we recognized $7.3 million of restructuring charges and integration and acquisition-related costs, primarily related to capacity reduction and reductions in workforce in certain facilities across various regions, primarily in the Americas and Asia in connection with the closure of our Brazil and Singapore facilities. We expect these 2013 restructuring activities to result in annualized cost savings of approximately $4 million. The majority of these annual cost savings is expected to be reflected as a reduction in cost of revenue as well as a reduction in selling, general and administrative expenses. We expect to begin realizing a portion of these savings in the fourth quarter of 2013.

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

Income Taxes

We estimate our income tax provision in each of the jurisdictions in which we operate, including estimating exposures related to uncertain tax positions. We must also make judgments regarding the ability to realize the deferred tax assets. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Our valuation allowance against deferred tax assets relates primarily to our United States net operating loss tax carryforwards and United States tax credit carryforwards. Differences in our future operating results as compared to the estimates utilized in the determination of the valuation allowances could result in adjustments in valuation allowances in future periods. For example, a significant increase in our U.S. operations, future accretive acquisitions in the United States and any movement in profits from our international operations to the United States could result in a reduction in the valuation allowance and would increase income in the period such determination was made. Alternatively, significant economic downturns in the United States generating additional operating loss carryforwards and potential movements in profits to international locations could result in an increase in the valuation allowance and would decrease income in the period such determination was made.

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

Goodwill is assessed annually for impairment, and is assessed for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss would be recognized to the extent that the carrying amount exceeds the asset’s fair value. For purposes of performing our goodwill impairment assessment, our reporting units are the same as our operating segments as defined in Note 8  to the Condensed Consolidated Financial Statements in Item 1 of this report. As of September 30, 2013, we had goodwill, all of which is associated with our Asia business segment, of approximately $37.9 million. Beginning in 2012, we elected to perform a qualitative assessment for our annual goodwill impairment test. If the qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if we elect to not perform a qualitative assessment, then we would be required to perform a quantitative impairment test for goodwill. This two-step process involves determining the fair values of the reporting units and comparing those fair values to the carrying values, including goodwill, of the reporting unit.

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

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2013	2012	2013	2012
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	92.4	92.7	92.8	92.8
Gross profit	7.6	7.3	7.2	7.2
Selling, general and administrative expenses	4.1	3.7	4.0	3.7
Restructuring charges and integration
and acquisition-related costs	0.2	0.0	0.4	0.0
Asset impairment charge and other	0.0	0.0	0.1	0.0
Thailand flood related items	(1.6)	(0.5)	(0.6)	0.6
Income from operations	4.9	4.1	3.2	2.8
Other income, net	0.1	0.0	0.0	(0.0)
Income before income taxes	5.0	4.1	3.2	2.8
Income tax expense	1.1	0.9	0.7	0.7
Net income	4.0%	3.2%	2.5%	2.1%

Sales

Sales for the third quarter of 2013  were $599.7 million, a 2% decrease from sales of $610.8 million for the same quarter in 2012. Sales for the first nine months of 2013  were $1.7 billion, a 5% decrease from sales of $1.8 billion for the same period in 2012. The decrease in sales is primarily due to the timing of new program ramps and market uncertainty in the global economy which has led to lower demand from our existing customers, most notably in the computers and related products for business enterprises and telecommunication equipment industries. The following table sets forth, for the periods indicated, the percentages of our sales by industry sector.

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2013	2012	2013	2012
Computers and related products for business
enterprises	30%	30%	28%	31%
Industrial control equipment	31	27	30	27
Telecommunication equipment	20	28	23	26
Medical devices	12	10	12	9
Testing and instrumentation products	7	5	7	7
	100%	100%	100%	100%

Computers and Related Products for Business Enterprises Sales to customers in the computers and related products for business enterprises industry for the third quarter of 2013 decreased 1% to $182.0 million from $183.1 million for the same quarter of 2012, and decreased 12% to $ 496.5 million during the first nine months of 2013 from $563.3 million in the same period of 2012.  The decrease in sales is primarily due to the timing of program ramps and transitions as well as lower demand from our customers.

Industrial Control Equipment Sales to customers in the industrial control equipment industry (which includes equipment for the aerospace and defense industry) for the third quarter of 2013  increased 12% to $186.6 million from $167.2 million for the same quarter of 2012, and increased 8% to $ 528.0 million during the first nine months of 2013 from $491.1 million in the same period of 2012 primarily as a result of new customers, new program wins and the impact of the Suntron acquisition.

Telecommunication Equipment Sales to customers in the telecommunication equipment industry for the third quarter of 2013  decreased 29% to $120.5 million from $169.1 million for the same quarter of 2012, and decreased 17% to $ 397.1 million during the first nine months of 2013 from $477.5 million in the same period of 2012.  The decrease in sales is primarily due to lower demand from our customers and timing of program ramps and transitions. In addition, in the first nine months of 2012, our telecommunication sector had a strong rebound as a result of the recovery from the Thailand flooding and the timing of new program ramps.

Medical Devices Sales to customers in the medical devices industry for the third quarter of 2013  increased 11% to $67.6 million from $60.7 million for the same quarter of 2012,  and increased 18% to $ 208.9 million during the first nine months of 2013 from $177.3 million in the same period of 2012 as a result of new program wins.

Testing and Instrumentation Products Sales to customers in the testing and instrumentation products industry for the third quarter of 2013  increased 40% to $43.0 million from $30.7 million for the same quarter of 2012 as a result of improvement in the semiconductor industry, and decreased 5% to $ 119.1 million  during the first nine months of 2013 from $125.0 million in the same period of 2012 as a result of a slowdown in the semiconductor industry and market uncertainty in the global economy.

Our future sales are dependent on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on us. A substantial percentage of our sales have been made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. Sales to our ten largest customers represented 52% and 57% of our sales in the nine months ended September 30, 2013 and 2012, respectively. Our largest customer represented 16% and 20% of our sales during the nine months ended September 30, 2013 and 2012, respectively.

Our international operations are subject to the risks of doing business abroad. See Part II, Item 1A of this report for factors pertaining to our international sales and fluctuations in the exchange rates of foreign currency and for further discussion of potential adverse effects in operating results associated with the risks of doing business abroad. During the first nine months of 2013 and 2012, 52% and 50%, respectively, of our sales were from our international operations.

Gross Profit

Gross profit increased 1% to $45.4 million for the three months ended September 30, 2013 from $44.8 million in the same period of 2012 primarily due to changes in the mix of programs and the impact of the Suntron acquisition. Gross profit decreased 4% to $126.6 million for the nine months ended September 30, 2013 from $131.3 million in the same period of 2012 primarily due to a decrease in sales. Gross profit as a percentage of sales increased to 7.6% for the three months ended September 30, 2013 from 7.3% in the same period of 2012, primarily due to changes in the mix of programs. Gross profit as a percentage of sales was 7.2% during the first nine months of both 2013 and 2012. We experience fluctuations in gross profit from period to period. Different programs contribute different gross profits depending on factors such as the types of services involved, location of production, size of the program, complexity of the product and level of material costs associated with the various products. Moreover, new programs can contribute relatively less to our gross profit in their early stages when manufacturing volumes are usually lower, resulting in inefficiencies and under-absorbed manufacturing overhead costs. In addition, a number of our new and higher volume programs remain subject to competitive constraints that could exert downward pressure on our margins. During periods of low production volume, we generally have idle capacity and reduced gross profit.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by 9% to $24.5 million in the third quarter of 2013 compared to $22.5 million in the third quarter of 2012, and increased by 4% to $70.2 million in the first nine months of 2013 compared to $67.7 million in the first nine months of 2012 primarily as a result of the Suntron acquisition. Selling, general and administrative expenses, as a percentage of sales, were 4.1% and 3.7%, respectively, for the third quarters of 2013 and 2012, and 4.0% and 3.7%, respectively, for the first nine months of 2013 and 2012. The increase in selling, general and administrative expenses as a percentage of sales is primarily associated with the impact of the Suntron acquisition and lower sales volumes in 2013.

Restructuring Charges

We recognized restructuring charges during the first nine months of 2013  primarily related to the closure of our Brazil and Singapore facilities, and we expect to incur approximately $2 million in additional restructuring charges during the fourth quarter of 2013.  We expect these 2013 restructuring activities to result in annualized cost savings of approximately $4 million. The majority of these annual cost savings is expected to be reflected as a reduction in cost of revenue as well as a reduction in selling, general and administrative expenses. We expect to begin realizing a portion of these savings in the fourth quarter of 2013. The recognition of these restructuring charges requires that we make certain judgments and estimates regarding the nature, timing and amount of costs associated with planned exit activities. To the extent our actual results in exiting these facilities differ from our estimates and assumptions, we may be required to revise the estimates of future liabilities, recognize additional restructuring charges or reduce already recognized liabilities. At the end of each reporting period, we evaluate the remaining accrued balances to ensure that no excess accruals are retained and that the utilization of the provisions are for their intended purpose in accordance with developed exit plans. See Note 12 to the Condensed Consolidated Financial Statements in Item 1 of this report.

Asset Impairment Charge and Other

During the nine months ended September 30, 2013, we recognized a non-cash asset impairment charge of $3.8 million related to our facility in Tianjin, China that is being held for sale based on recent market activity. Also during the nine months ended September 30, 2013, we disposed of a non-manufacturing facility in Thailand for $1.6 million resulting in a gain of $1.2 million.

Thailand Flood Related Items

During the nine months ended September 30, 2013, we received $9.8 million of insurance proceeds and incurred $0.1 million of Thailand flood related costs. During the nine months ended September 30, 2012, we recognized additional flood related charges totaling $16.0 million offset by insurance recoveries totaling $4.2 million. We will record additional insurance recoveries when the appropriate recognition criteria have been met. See Note 14 to the Condensed Consolidated Financial Statements in Item 1 of this report.

Income Tax Expense

Income tax expense of $12.7 million represented an effective tax rate of 22.6% for the nine months ended September 30, 2013, compared with $12.4 million that represented an effective tax rate of 24.4% for the same period in 2012. In the first quarter of 2013, we recorded a discrete tax benefit of approximately $0.8 million related to the American Taxpayer Relief Act of 2012 (ATRA) consisting of research and experimentation credits and decreases in U.S. taxable income related to previously taxed foreign transactions. The ATRA retroactively restored the research and experimentation credit and other U.S. income tax benefits for 2012 and extends these provisions through the end of 2013. In 2012, we recorded a $0.6 million discrete tax expense related to changes in tax rates in foreign jurisdictions. Excluding these tax items, the effective tax rate would have been 24.1% in 2013 compared to 23.1% in 2012. The increase in the effective tax rate is a result of losses in certain foreign jurisdictions for which no tax benefit has been provided and the expiration of the China tax incentive. We have been granted certain tax incentives, including tax holidays, for our subsidiaries in Malaysia and Thailand that will expire at various dates, unless extended or otherwise renegotiated through 2015 and 2026, respectively. Our Chinese subsidiary had a tax incentive that expired in 2012 and we have filed for a new tax incentive in 2013. See Note 7 to the Condensed Consolidated Financial Statements in Item 1 of this report.

Net Income

We reported net income of $43.7 million, or diluted earnings per share of $0.80 for the first nine months of 2013, compared with net income of $38.5 million, or diluted earnings per share of $0.67 for the same period of 2012. The net increase of $5.2 million from 2012 was primarily due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our growth and operations through funds generated from operations and proceeds from the sale and maturity of our investments. Cash and cash equivalents totaled $426.6 million at September 30, 2013 and $384.6 million at December 31, 2012, of which $319.7 million at September 30, 2013 and $261.2 million at December 31, 2012 was held outside the U.S. in various foreign subsidiaries. Substantially all of the amounts held outside of the U.S. are intended to be permanently reinvested in foreign operations. Under current tax laws and regulations, if cash and cash equivalents held outside the U.S. were to be distributed to the U.S. in the form of dividends or otherwise, we would be subject to additional U.S. income taxes and foreign withholding taxes.

Cash provided by operating activities was $99.9 million for the nine months ended September 30, 2013, which included $9.8 million of Thailand flood insurance recoveries. The cash provided by operations during 2013 consisted primarily of $43.7 million of net income adjusted for $29.6 million of depreciation and amortization, and a $24.5 million increase in accounts payable. Working capital was $924.7 million at September 30, 2013 and $883.7 million at December 31, 2012.

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

Cash used in investing activities was $37.6 million for the nine months ended September 30, 2013 primarily due to the purchase of Suntron, net of cash acquired totaling $19.3 million and the purchases of additional property, plant and equipment totaling $18.3 million. Purchases of additional property, plant and equipment were primarily of machinery and equipment in the Americas and Asia.

Cash used in financing activities was $20.4 million for the nine months ended September 30, 2013. Share repurchases totaled $30.7 million, and we received $10.4 million from the exercise of stock options.

Under the terms of a credit agreement (the U.S. Credit Agreement), we have a $200.0 million five-year revolving credit facility to be used for general corporate purposes with a maturity date of July 30, 2017. The U.S. Credit Agreement includes an accordion feature under which total commitments under the facility may be increased by an additional $100 million, subject to satisfaction of certain conditions and lender approval. Interest on outstanding borrowings under the U.S. Credit Agreement is payable quarterly, at our option, at LIBOR plus 1.75% to 2.75% or a prime rate plus 0.75% to 1.75%, based upon our leverage ratio as specified in the U.S. Credit Agreement. A commitment fee of 0.30% to 0.40% per annum (based upon our liquidity ratio) on the unused portion of the revolving credit line is payable quarterly in arrears. As of September 30, 2013 and December 31, 2012, we had no borrowings outstanding under the U.S. Credit Agreement, $0.8 million in outstanding letters of credit and $199.2 million was available for future borrowings.

The U.S. Credit Agreement is secured by our domestic inventory and accounts receivable, 100% of the stock of our domestic subsidiaries and 65% of the voting capital stock of each direct foreign subsidiary and substantially all of our and our domestic subsidiaries’ other tangible and intangible assets. The U.S. Credit Agreement contains customary financial covenants as to debt leverage and fixed charges, and restricts our ability to incur additional debt, pay dividends, repurchase shares, sell assets and merge or consolidate with other persons. As of both September 30, 2013 and December 31, 2012, we were in compliance with all such covenants and restrictions.

Our Thailand subsidiary has a multi-purpose credit facility with Kasikornbank Public Company Limited (the Thai Credit Facility) that provides for approximately $11.1 million (350 million Thai baht) in working capital availability. The Thai Credit Facility is secured by land and buildings in Thailand owned by the Company. The availability of funds under the Thai Credit Facility is reviewed annually and is currently accessible through October 2014. As of both September 30, 2013 and December 31, 2012, our Thailand subsidiary had no working capital borrowings outstanding.

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

As of September 30, 2013, we had cash and cash equivalents totaling $426.6 million and $199.2 million available for borrowings under the U.S. Credit Agreement. During the next twelve months, we believe our capital expenditures will be approximately $35 million to $45 million, principally for machinery and equipment to support our ongoing business around the globe.

On June 13, 2012, our Board of Directors approved the additional repurchase of up to $100 million of our outstanding common shares (the 2012 Repurchase Program). As of September 30, 2013, we have $57.4 million remaining under the 2012 Repurchase Program to repurchase additional shares. We are under no commitment or obligation to repurchase any particular amount of common shares. Management believes that our existing cash balances and funds generated from operations will be sufficient to permit us to meet our liquidity requirements over the next twelve months. Management further believes that our ongoing cash flows from operations and any borrowings we may incur under our credit facilities will enable us to meet operating cash requirements in future years. Should we desire to consummate significant acquisition opportunities, our capital needs would increase and could possibly result in our need to increase available borrowings under our revolving credit facility or access public or private debt and equity markets. There can be no assurance, however, that we would be successful in raising additional debt or equity on terms that we would consider acceptable.

CONTRACTUAL OBLIGATIONS

We have certain contractual obligations for operating leases that were summarized in a table of Contractual Obligations in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes to our contractual obligations, outside of the ordinary course of our business, since December 31, 2012.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2013, we did not have any significant off-balance sheet arrangements.

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

We do not use derivative financial instruments for speculative purposes. As of September 30, 2013, we did not have any foreign currency hedges. In the future, significant transactions involving our international operations may cause us to consider engaging in hedging transactions to attempt to mitigate our exposure to fluctuations in foreign exchange rates. These exposures are primarily, but not limited to, vendor payments and intercompany balances in currencies other than the currency in which our foreign operations primarily generate and expend cash. Our international operations in some instances operate in a natural hedge because both operating expenses and a portion of sales are denominated in local currency. Our sales are substantially denominated in U.S. dollars. Our foreign currency cash flows are generated in certain Asian and European countries, Mexico and Brazil.

We are also exposed to market risk for changes in interest rates, a portion of which relates to our invested cash balances. We do not use derivative financial instruments in our investing activities. We place cash and cash equivalents and investments with various major financial institutions. We protect our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by generally investing in investment grade securities. As of September 30, 2013, the outstanding amount in the long-term investment portfolio included $12.2 million (par value) of auction rate securities with an average annual return of approximately 0.12%.

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

Item 1A.      Risk Factors

The risk factor set forth below is in addition to the risk factors set forth in Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.        Unregistered Sales Of Equity Securities And Use Of Proceeds

(c)  The following table provides information about the Company repurchases of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the quarter ended September 30, 2013, at a total cost of $9.4 million:

ISSUER PURCHASES OF EQUITY SECURITIES
(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares	Dollar Value)
			Purchased as	of Shares that
			Part of	May Yet Be
	(a) Total		Publicly	Purchased
	Number of	(b) Average	Announced	Under the
	Shares	Price Paid per	Plans or	Plans or
Period	Purchased(1)	Share(2)	Programs	Programs(3)
July 1 to 31, 2013	181,150	$20.70	181,150	$63.0 million
August 1 to 31, 2013	90,000	$22.63	90,000	$61.0 million
September 1 to 30, 2013	160,000	$22.70	160,000	$57.4 million
Total	431,150	$21.84	431,150

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

During the nine months ended September 30, 2013, the Company repurchased a total of 1.6 million common shares for $30.7 million at an average price of $18.78 per share. All share purchases were made in the open market and the shares repurchased through September 30, 2013 were retired.

Item 6.        Exhibits

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 8, 2013.

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