Form 10-K
period 2013-12-31
BENCHMARK ELECTRONICS INC
filed 2014-02-28
CIK 863436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 (Mark One)

[X]            Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [Ö] No [  ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [Ö]

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

Yes [Ö]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [Ö]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b–2 of the Act.

Large accelerated filer [Ö]       Accelerated filer [  ]                Non-accelerated filer [  ]             Smaller Reporting Company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Act).

Yes [  ] No [Ö]

As of June 30, 2013, the number of outstanding Common Shares was 54,399,771. As of such date, the aggregate market value of the Common Shares held by non-affiliates, based on the closing price of the Common Shares on the New York Stock Exchange on such date, was approximately $1.1 billion.

As of February 25, 2014, there were 53,700,109 Common Shares of Benchmark Electronics, Inc., par value $0.10 per share, outstanding.

Documents Incorporated by Reference:

Portions of the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders (Part III, Items 10-14).

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

General

We are a worldwide provider of integrated electronic manufacturing services. We provide our services to original equipment manufacturers (OEMs) of computers and related products for business enterprises, medical devices, industrial control equipment (which includes equipment for the aerospace and defense industry), testing and instrumentation products, and telecommunication equipment. The services that we provide are commonly referred to as electronics manufacturing services (EMS). We offer our customers comprehensive and integrated design and manufacturing services from initial product design to volume production including direct order fulfillment and post-deployment services. Our manufacturing and assembly operations include printed circuit boards and subsystem assembly, box build and systems integration, the process of integrating subsystems and, often, downloading and integrating software, to produce a fully configured product. Our precision technology manufacturing capabilities complement our proven electronic manufacturing expertise by providing further vertical integration of critical mechanical components. These capabilities include precision machining, advanced metal joining, assembly and functional testing for multiple industries including medical, instrumentation, aerospace and semiconductor capital equipment. We also are able to provide specialized engineering services, including product design, printed circuit board layout, prototyping, automation and test development. We believe that we have developed strengths in the manufacturing process for large, complex, high-density printed circuit boards as well as the ability to manufacture high and low volume products in lower cost regions such as China, Malaysia, Mexico, Romania and Thailand.

We believe that our global manufacturing presence increases our ability to be responsive to our customers’ needs by providing accelerated time-to-market and time-to-volume production of high quality products. These capabilities enable us to build stronger strategic relationships with our customers and to become a more integral part of their operations. Our customers face challenges in planning, procuring and managing their inventories efficiently due to fluctuations in their customer demand, product design changes, short product life cycles and component price fluctuations. We employ enterprise resource planning (ERP) systems to manage their procurement and manufacturing processes in an efficient and cost-effective manner so that, where possible, components arrive on a just-in-time, as-and-when-needed basis. We are a significant purchaser of electronic components and other raw materials, and can capitalize on the economies of scale associated with our relationships with suppliers to negotiate price discounts, obtain components and other raw materials that are in short supply, and return excess components. Our expertise in supply chain management and our relationships with suppliers across the supply chain enable us to reduce our customers’ cost of goods sold and inventory exposure.

Our worldwide facilities include 1.5 million square feet in our domestic facilities in Alabama, Arizona, California, Minnesota, New Hampshire, North Dakota and Texas; and 2.3 million square feet in our international facilities in China, Malaysia, Mexico, the Netherlands, Romania and Thailand.

Our capabilities have continued to grow through acquisitions and through internal expansion. In June 2013, we acquired Suntron Corporation (Suntron), an EMS company with manufacturing facilities in Phoenix, Arizona and Tijuana, Mexico. The Suntron acquisition strengthened our capabilities and global reach to better serve customers in the aerospace and defense industries. In October 2013, we acquired the full-service EMS segment of CTS Corporation (CTS) with five locations (4 in North America and 1 in Asia) and approximately 1,000 employees. The CTS acquisition expanded our portfolio of customers in non-traditional and highly regulated markets and strengthened the depth and scope of our new product express capabilities on the West Coast. In January 2011, we acquired facilities and certain other assets to expand our precision technology capabilities in Penang, Malaysia. In 2009, we added certain precision machining assets and capabilities in Arizona, California and Mexico through a business acquisition, and we leased a larger facility in Brasov, Romania that expanded our manufacturing capability in Eastern Europe. Our global operations include facilities in seven countries.

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

•  Deliver Complete High and Low Volume Manufacturing Solutions Globally. We believe OEMs are increasingly requiring a wide range of specialized engineering and manufacturing services from EMS providers in order to reduce costs and accelerate their time-to-market and time-to-volume production. Building on our integrated engineering and manufacturing capabilities, we offer services from initial product design and test to final product assembly and distribution to OEM customers. Our systems integration assembly and direct order fulfillment services allow our customers to reduce product cost and risk of product obsolescence by reducing their total work-in-process and finished goods inventory. These services are available at many of our manufacturing locations. In 2009, we added certain precision machining assets and capabilities to provide precision machining, metal joining and complex electromechanical manufacturing services in Arizona, California and Mexico. In January 2011, we acquired facilities and certain other assets to expand our precision technologies capabilities in Penang, Malaysia. This expansion added sheet metal and frames fabrication services, advanced metal joining and grinding services, along with complex mechanical assembly and machining services to our Asia service offerings. We also offer our customers high volume production in low cost regions of the world, such as China, Malaysia, Mexico, Romania and Thailand. These full service capabilities allow us to offer customers the flexibility to move quickly from design and initial product introduction to production and distribution. We offer our customers the opportunity to combine the benefits of low cost manufacturing (for the portions of their products or systems that can benefit from the use of these geographic areas) with the benefits and capabilities of our higher complexity support of systems integration in Asia, Europe or the United States.

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

•  Continue to Seek Cost Savings and Operational Excellence. We seek to optimize all of our facilities to provide cost-efficient services for our customers. This is done through our culture of continuous improvement, sharing best practices and implementing lean principles. We also provide operations in lower cost locations to further offer cost saving solutions to our customers. These sites include China, Malaysia, Mexico, Romania and Thailand, and we continue to expand our presence and footprint in these lower cost locations as appropriate to meet the needs of our customers.

•  Continue Our Global Focus. A network of strategically positioned facilities can reduce costs, simplify and shorten an OEM’s supply chain and provide regional solutions, thus reducing the time it takes to bring product to market. We are committed to maintaining our global focus in order to support our customers with cost-effective and timely delivery of quality products and services worldwide. Our ongoing acquisition of facilities has in recent years expanded our presence globally to include Malaysia, Romania and the Netherlands. These added sites provide a global manufacturing solution to our customers through our facilities in China, Malaysia, Mexico, the Netherlands, Romania, Thailand and the United States.

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

We also have expertise in advanced precision and electromechanical technologies, micro-electronics and optical manufacturing services. In order to meet our customers’ demand for systems assembly and test solutions, we offer subassembly build, final assembly, functionality testing, configuration and software installation and final packaging services.

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

The following table sets forth the percentages of our sales by industry for 2013,  2012  and 2011.

	2013	2012	2011
Computers and related products for business enterprises	30%	31%	29%
Industrial control equipment	29	27	29
Telecommunication equipment	23	26	23
Medical devices	11	10	9
Testing and instrumentation products	7	6	10

Historically, a substantial percentage of our sales have been made to a small number of customers. Sales to our ten largest customers represented 53%, 56% and 53% of our sales in 2013, 2012 and 2011, respectively. In 2013, sales to International Business Machines Corporation represented 17% of our sales. The loss of a major customer, if not replaced, would adversely affect us. Our future sales are dependent on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on us.

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

Backlog

We had sales backlog of approximately $1.7 billion at December 31, 2013, as compared to the 2012 year-end backlog of $1.5 billion. Backlog consists of purchase orders received, including, in some instances, forecast requirements released for production under customer contracts. Although we expect to fill substantially all of our year-end backlog during 2014, we currently do not have long-term agreements with all of our customers and customer orders can be canceled, changed or delayed. The timely replacement of canceled, changed or delayed orders with orders from new customers cannot be assured, nor can there be any assurance that any of our current customers will continue to utilize our services. Because of these factors, our backlog is not a meaningful indicator of future financial results.

Competition

The electronics manufacturing services we provide are available from many independent sources as well as from the in-house manufacturing capabilities of current and potential customers. Our competitors include Celestica Inc., Flextronics International Ltd., Hon Hai Precision Industry Co., Ltd., Jabil Circuit, Inc., Plexus Corp and Sanmina Corporation, who may be more established in the industry and have substantially greater financial, manufacturing or marketing resources than we do. We believe that the principal competitive factors in our targeted markets are engineering capabilities, product quality, flexibility, cost and timeliness in responding to design and schedule changes, reliability in meeting product delivery schedules, pricing, technological sophistication and geographic location.

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

Employees

As of December 31, 2013, we employed 11,023 people, of whom 7,990 were engaged in manufacturing and operations, 1,628 in materials control and procurement, 542 in design and development, 294 in marketing and sales, and 569 in administration. None of our domestic employees are represented by a labor union. In certain international locations, our employees are represented by labor unions and by works councils. Some European countries also often have mandatory legal provisions regarding terms of employment, severance compensation and other conditions of employment that are more restrictive than U.S. laws. We have never experienced a strike or similar work stoppage and we believe that our employee relations are satisfactory.

Segments and International Operations

We have manufacturing facilities in the Americas, Asia and Europe regions to serve our customers. Benchmark is operated and managed geographically and management evaluates performance and allocates resources on a geographic basis. We currently operate outside the United States in China, Malaysia, Mexico, the Netherlands, Romania and Thailand. During 2013, 2012 and 2011, 51%, 50% and 51%, respectively, of our sales were from our international operations. Our foreign sales and operations are subject to risk of doing business abroad, including fluctuations in the value of currency, export duties, import controls and trade barriers, including stoppages, longer payment cycles, burdens of complying with a wide variety of foreign laws and, in certain parts of the world, political instability. Additionally, some of our operations are in developing countries. Certain events, including natural disasters, can impact the infrastructure of a developing country more severely than they would impact the infrastructure of a developed country. A developing country can also take longer to recover from such events, which could lead to delays in our ability to resume full operations. There can be no assurances that these factors will not have an adverse impact on our results of operations in the future. See Item 1A for factors pertaining to our international sales and fluctuations in the exchange rates of foreign currency and for further discussion of potential adverse effects in operating results associated with the risks of doing business abroad. See Note 9 and Note 13 of Notes to Consolidated Financial Statements in Item 8 of this report for segment and geographical information.

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

Historically, a substantial percentage of our sales have been made to a small number of customers. The loss of a major customer, if not replaced, would adversely affect us. Sales to our ten largest customers represented 53%, 56% and 53% of our sales in 2013, 2012  and 2011, respectively. In 2013, sales to International Business Machines Corporation represented 17% of our sales. Our future sales are dependent on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence.

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

We currently operate outside the United States in China, Malaysia, Mexico, the Netherlands, Romania and Thailand. During 2013, 2012  and 2011, 51%, 50% and 51%, respectively, of our sales were from our international operations. These international operations may be subject to a number of risks, including:

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

We compete against many providers of electronics manufacturing services. Certain of our competitors have substantially greater resources and more geographically diversified international operations than we do. Our competitors include large independent manufacturers such as Celestica Inc., Flextronics International Ltd., Hon Hai Precision Industry Co., Ltd., Jabil Circuit, Inc., Plexus Corp and Sanmina Corporation. In addition, we may in the future encounter competition from other large electronic manufacturers that are selling, or may begin to sell, electronics manufacturing services.

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

•    seasonality in demand for customer products;

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

As of December 31, 2013, we held $11.4 million (par value) of auction rate securities, classified as long-term investments, primarily secured by guaranteed student loans backed by a U.S. government agency. Auction rate securities are adjustable rate debt instruments whose interest rates were intended to reset every 7 to 35 days through an auction process. Overall changes in the global credit and capital markets led to failed auctions for these securities beginning in early 2008. These failed auctions, in addition to overall global economic conditions, impacted the liquidity of these investments and resulted in our continuing to hold these securities beyond their typical auction reset dates. The market for these types of securities remains illiquid as of December 31, 2013. As a result, our ability to liquidate and fully recover the carrying value of our adjustable rate securities in the near term may be limited or not exist. If the issuers of these adjustable rate securities are unable to successfully close future auctions or their credit quality deteriorates, we may in the future be required to record an impairment charge on these investments. We may be required to wait until market stability is restored for these instruments or until the final maturity of the underlying notes (up to 40 years) to realize our investments’ recorded value. As of December 31, 2013, we had $1.4 million of unrealized losses on these securities that is recorded in other comprehensive loss. We estimated the fair value of each security using Level 3 inputs with the assistance of an independent valuation firm. We have not to date incurred any payment defaults on any auction rate securities we hold.

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

We have recorded intangible assets, including goodwill, in connection with business acquisitions. We are required to assess goodwill and intangible assets for impairment at least on an annual basis and whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. Our annual goodwill impairment analysis in the fourth quarter of 2008 indicated there was an impairment of goodwill in two of our reporting segments, the Americas and Europe, primarily due to a decline in our market capitalization and market turmoil. Accordingly, we recorded a non-cash impairment charge in the fourth quarter of 2008 totaling $247.5 million. A further significant and sustained decline in our market capitalization could result in material charges in future periods that could be adverse to our operating results and financial position. As of December 31, 2013, we had $44.7 million in goodwill and $23.5 million of identifiable intangible assets. See Note 1(i) to the consolidated financial statements in Item 8 of this report.

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

In the past, we have been notified of claims relating to various matters including intellectual property rights, contractual matters or other issues arising in the ordinary course of business. In the event of any such claim, we may be required to spend a significant amount of money to defend or otherwise address such claim. Any litigation, even where a claim is without merit, could result in substantial costs and diversion of resources. Accordingly, the resolution or adjudication of such disputes, even those encountered in the ordinary course of business, could have a material adverse effect on our business, consolidated financial conditions and results of operations.

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

Provisions in our governing documents and state law may make it harder for others to obtain control of our company.

Certain provisions of our governing documents and the Texas Business Corporation Act may delay, inhibit or prevent someone from gaining control of our company through a tender offer, business combination, proxy contest or some other method, even if doing so might be beneficial to our stockholders. These provisions include:

•         a provision in our articles of incorporation, as amended, granting the Board of Directors authority to issue preferred stock in one or more series and to fix the relative rights and preferences of such preferred stock;

•         provisions in our bylaws restricting shareholders from acting by less than unanimous written consent and requiring advance notification of shareholder nominations and proposals;

•         a provision in our bylaws restricting anyone, other than the Chief Executive Officer or the President, the Board of Directors or the holders of at least 10% of all the shares entitled to vote, from calling a special meeting of the shareholders;

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

Some of our facilities, including our corporate headquarters, are located in areas which may be impacted by hurricanes, earthquakes, water shortages, tsunamis, floods, typhoons, fires, extreme weather conditions and other natural or manmade disasters. Our insurance coverage with respect to natural disasters is limited and is subject to deductibles and coverage limits. Such coverage may not be adequate, or may not continue to be available at commercially reasonable rates and terms. For example, we have been unable to renew or otherwise obtain adequate cost-effective flood insurance to cover assets at our facilities in Thailand as a result of the 2011 flooding. We continue to investigate all flood risk-mitigation alternatives in Thailand. In the event we were to experience a significant uninsured loss in Thailand or elsewhere, it could have a material adverse effect on our business, financial condition and results of operations.

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

The following chart summarizes our principal manufacturing facilities owned or leased by Benchmark and its subsidiaries:

Location	Sq. Ft.	Ownership

Almelo, the Netherlands	132,000	Leased
Angleton, Texas	110,000	Owned
Ayudhaya, Thailand	568,000	Owned
Brasov, Romania	131,000	Leased
Concord, California	77,000	Leased
Dunseith, North Dakota	45,000	Owned
Dunseith, North Dakota	51,000	Leased
Freemont, California	52,000	Leased
Guadalajara, Mexico	395,000	Leased
Guaymas, Mexico	52,000	Leased
Huntsville, Alabama	233,000	Owned
Korat, Thailand	190,000	Owned
Londonderry, New Hampshire	54,000	Leased
Matamoros, Mexico	60,000	Leased
Moorpark, California	115,000	Leased
Nashua, New Hampshire	154,000	Leased
Penang, Malaysia	293,000	Owned
Phoenix, Arizona	99,000	Leased
Rochester, Minnesota	250,000	Leased
San Jose, California	79,000	Leased
Suzhou, China	326,000	Owned
Tempe, Arizona	48,000	Leased
Tijuana, Mexico	107,000	Leased
Winona, Minnesota	181,000	Owned
Total	3,802,000

We lease other facilities with a total of 15,000 sq. ft. that house individuals that provide engineering and procurement services. We also own a facility in Tianjin, China with a total of 306,000 sq. ft. that is currently not in operation.

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

	High	Low

2014
First quarter (through February 25, 2014)	$24.54	$22.01
2013
Fourth quarter	$23.63	$21.73
Third quarter	$23.22	$19.90
Second quarter	$20.57	$16.08
First quarter	$18.44	$16.46
2012
Fourth quarter	$16.65	$12.54
Third quarter	$16.95	$12.95
Second quarter	$17.09	$12.77
First quarter	$18.87	$13.65

The last reported sale price of our common shares on February 25, 2014, as reported by the New York Stock Exchange, was $23.69. There were approximately 741 record holders of our common shares as of February 25, 2014.

We have not paid any cash dividends on our common shares in the past. In addition, our credit facility includes restrictions on the amount of dividends we may pay to shareholders. We currently expect to retain future earnings for use in the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

The following table provides information about the Company’s repurchase of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the quarter ending December 31, 2013, at a total cost of $10.5 million:

(d)
Maximum
Number (or
			(c)	Approximate
			Total Number of	Dollar Value)
			Shares (or Units)	of Shares (or
			Purchased as	Units) that
	(a)		Part of	May Yet Be
	Total Number of	(b)	Publicly	Purchased
	Shares (or	Average Price	Announced	Under the
	Units)	Paid per Share	Plans or	Plans or
Period	Purchased(1)	(or Unit)(2)	Programs	Programs(3)
October 1 to 31, 2013	225,000	$22.84	225,000	$52.2 million
November 1 to 30, 2013	100,000	$22.80	100,000	$49.9 million
December 1 to 31, 2013	136,500	$22.47	136,500	$46.9 million
Total	461,500	$22.72	461,500

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

During the year ended December 31, 2013, the Company repurchased a total of 2.1 million common shares for $41.2 million at an average price of $19.65 per share. All share purchases were made in the open market and the shares repurchased through December 31, 2013 were retired.

Performance Graph

The following Performance Graph compares the cumulative total shareholder return on our common shares for the five‑year period commencing December 31, 2008 and ending December 31, 2013, with the cumulative total return of the Standard & Poor’s 500 Stock Index (which does not include Benchmark), and the Peer Group Index, which is composed of Celestica Inc., Flextronics International, Ltd., Jabil Circuit, Inc., Plexus Corp and Sanmina Corporation. Dividend reinvestment has been assumed.

	Dec-08	Dec-09	Dec-10	Dec-11	Dec-12	Dec-13
Benchmark Electronics, Inc.	$100.00	$148.10	$142.20	$105.50	$130.10	$180.70
Peer Group	$100.00	$253.80	$277.20	$230.60	$241.20	$285.40
S&P 500	$100.00	$123.50	$139.20	$139.20	$157.90	$204.60

NOTES: Assumes $100 invested on December 31, 2008 in Benchmark Electronics, Inc. Common Shares, in the S&P 500, and in the Peer Group Index. Reflects month-end dividend reinvestment and annual reweighting of the Peer Group Index portfolios.

Item 6.  Selected Financial Data.

	Year Ended December 31,
(in thousands, except per share data)	2013	2012	2011	2010	2009
Selected Statements of Income Data
Sales	$2,506,467	$2,468,150	$2,253,030	$2,402,143	$2,089,253
Cost of sales	2,319,983	2,291,412	2,114,195	2,214,728	1,943,188
Gross profit	186,484	176,738	138,835	187,415	146,065
Selling, general and administrative
expenses	99,331	89,951	89,665	92,245	85,500
Restructuring charges and integration
and acquisition-related charges(1)	9,348	2,200	4,515	6,724	8,264
Thailand flood related items, net
of insurance(2)	(41,325)	9,028	3,362	—	—
Asset impairment charge and other(3)	2,606	—	—	—	—
Income from operations	116,524	75,559	41,293	88,446	52,301
Interest expense	(1,934)	(1,580)	(1,327)	(1,362)	(1,399)
Interest income	1,688	1,306	1,768	1,621	2,210
Other income (expense)	(101)	154	(602)	(1,689)	(1,705)
Income tax expense (benefit)(4)	5,018	18,832	(10,827)	7,258	(1,974)
Net income	$111,159	$56,607	$51,959	$79,758	$53,381
Earnings per share:(5)
Basic	$2.05	$1.01	$0.88	$1.28	$0.82
Diluted	$2.03	$1.00	$0.87	$1.27	$0.82

Weighted-average number of
shares outstanding:
Basic	54,213	56,320	59,284	62,141	64,758
Diluted	54,779	56,634	59,773	62,692	65,116

	December 31,
(in thousands)	2013	2012	2011	2010	2009
Selected Balance Sheet Data
Working capital	$944,456	$883,676	$849,051	$891,637	$852,896
Total assets	1,657,371	1,501,477	1,499,998	1,477,068	1,465,206
Total debt	10,103	10,600	11,019	11,381	11,681
Shareholders’ equity	$1,227,033	$1,139,525	$1,115,748	$1,119,225	$1,090,389

(1)       See Note 16 to the Consolidated Financial Statements for a discussion of the restructuring charges and integration and acquisition-related charges occurring in 2013, 2012 and 2011. During 2010 and 2009, the Company recognized restructuring totaling $6.7 million and $8.3 million related to reductions in workforce and the resizing and closure of certain facilities.

(2)       See Note 17 to the Consolidated Financial Statements for a discussion of Thailand flood related items, net of insurance.

(3)       During the second quarter of 2013, the Company recorded a non-cash impairment charge of $3.8 million related to its manufacturing facility in Tianjin, China which has been held for sale since 2008. Also during the second quarter of 2013, the Company disposed a non-manufacturing facility in Thailand for $1.6 million resulting in a gain of $1.2 million.

(4)       See Note 9 to the Consolidated Financial Statements for a discussion of income taxes. During the third quarter of 2009, the Company recorded a $2.7 million discrete tax benefit related to a previously closed facility, a $2.4 million discrete tax benefit related to a revaluation loss in Mexico and a $1.9 million discrete tax benefit related to intercompany pricing deductions.

(5)       See Note 1(j) to the Consolidated Financial Statements for the basis of computing earnings per share.

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

Acquisitions

On June 3, 2013, we acquired all of the outstanding common stock of Suntron Corporation (Suntron), an EMS company headquartered in Phoenix, Arizona (the Suntron Acquisition) for $19.3 million in cash subject to a final purchase adjustment in accordance with the acquisition agreement. The Suntron Acquisition added two manufacturing facilities, Tijuana, Mexico and Phoenix, Arizona, and strengthened our capabilities and global reach to better serve our customers in the aerospace and defense industries.

On October 2, 2013, we acquired all of the outstanding common stock of CTS Electronics Manufacturing Solutions, Inc. and CTS Electronics Corporation (Thailand) Ltd., the full-service EMS segment of CTS Corporation (CTS), for $75 million (the CTS Acquisition). The acquired business has five locations (4 in North America and 1 in Asia) and approximately 1,000 employees. The CTS Acquisition expanded our portfolio of customers in non-traditional and highly regulated markets and strengthened the depth and scope of our new product express capabilities on the West Coast.

Severe Flooding in Thailand and Suspension of Thailand Operations

Our facilities in Ayudhaya, Thailand were flooded and remained closed from October 13, 2011 to December 20, 2011. As a result of the flooding and temporary closing of our facilities, we incurred property losses and flood related costs during 2012 and 2011 which were partially offset by insurance recoveries. During 2013, Thailand flood related items resulted in a gain of $41.3 million including $41.2 million of insurance proceeds. We will record additional insurance recoveries when the appropriate recognition criteria have been met. The recovery process with our insurance carriers is largely complete and we expect final resolution in the first quarter of 2014.

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

Summary of 2013 Results

Sales for the years ended December 31, 2013 and 2012 were $2.5 billion in each year.

Our future sales are dependent on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on us. A substantial percentage of our sales have been made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. Sales to our ten largest customers represented 53% and 56% of our sales in 2013 and 2012, respectively. In 2013 and 2012, sales to our largest customer, International Business Machines Corporation, represented 17% and 21%, respectively, of our sales. Sales to this customer decreased to $430.2 million in 2013 compared to $506.1 million in 2012. The decrease in sales to our largest customer is primarily due to the timing of program ramps and product transitions as well as market uncertainty in the global economy which has led to lower demand.

Our gross profit as a percentage of sales increased to 7.4% for the year ended December 31, 2013 from 7.2% in the same period of 2012, primarily due to changes in the mix of programs and the impact of the acquisitions of Suntron and CTS. We experience fluctuations in gross profit from period to period. Different programs contribute different gross profits depending on factors such as the types of services involved, location of production, size of the program, complexity of the product and level of material costs associated with the various products. Moreover, new programs can contribute relatively less to our gross profit in their early stages when manufacturing volumes are usually lower, resulting in inefficiencies and unabsorbed manufacturing overhead costs. In addition, a number of our new and higher volume programs remain subject to competitive constraints that could exert downward pressure on our margins. During periods of low production volume, we generally have idle capacity and reduced gross profit.

We have undertaken initiatives to restructure our business operations with the intention of improving utilization and realizing cost savings in the future. During the year ended December 31, 2013, the Company recognized $9.3 million (pre-tax) of restructuring charges and integration and acquisition-related costs, primarily related to capacity reduction and reductions in workforce in certain facilities across various regions, primarily in the Americas and Asia in connection with the closure of our Brazil and Singapore facilities. We expect these 2013 restructuring activities to result in annualized cost savings of approximately $4 million. The majority of these annual cost savings related to the restructuring activities is expected to be reflected as a reduction in cost of revenue and to a lesser extent as a reduction in selling, general and administrative expenses.

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

Inventory obsolescence reserve

We purchase inventory based on forecasted demand and record inventory at the lower of cost or market. We reserve for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and estimated market value based on assumptions of future demands and market conditions. We evaluate our inventory valuation on a quarterly basis based on current and forecasted usage and the latest forecasts of product demand and production requirements from our customers. Customers frequently make changes to their forecasts, which requires us to make changes to our inventory purchases, commitments, and production scheduling and may require us to cancel open purchase commitments with our vendors. This process may lead to on-hand inventory quantities and on-order purchase commitments that are in excess of our customers’ revised needs, or parts that become obsolete before use in production. We record inventory reserves on excess and obsolete inventory. These reserves are established on inventory which we have determined our customers are not responsible for or on inventory which we believe our customers will be unable to fulfill their obligation to ultimately purchase. If actual market conditions are less favorable than those we projected, additional inventory write-downs may be required.

Income Taxes

We estimate our income tax provision in each of the jurisdictions in which we operate, including estimating exposures related to uncertain tax positions. We must also make judgments regarding the ability to realize the deferred tax assets. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Our valuation allowance as of December 31, 2013 of $30.3 million primarily relates to our United States federal and state net operating loss tax carryforwards of $32.6 million (federal losses are primarily acquired and subject to Internal Revenue Code Section 382 limitations), foreign net operating loss tax carryforwards of $8.3 million, and United States federal and state tax credit carryforwards of $5.9 million.

Differences in our future operating results as compared to the estimates utilized in the determination of the valuation allowances could result in adjustments in valuation allowances in future periods. For example, a significant increase in our operations in the United States, future accretive acquisitions in the United States and any movement in the mix of profits from our international operations to the United States would result in a reduction in the valuation allowance and would increase income in the period such determination was made. Alternatively, significant economic downturns in the United States generating additional operating loss carryforwards and potential movements in the mix of profits to international locations would result in an increase in the valuation allowance and would decrease income in the period such determination was made.

During 2013 and 2011, we evaluated the recoverability of our deferred tax assets using the criteria described above and concluded that our projected future taxable income in the U.S. is sufficient to utilize additional net operating loss carryforwards and other deferred tax assets. As a result, we reduced our U.S. valuation allowance by $17.5 million and $19.1 million, respectively, in 2013 and 2011.

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

Our subsidiary in Thailand has filed for a refund of $8.4 million of previously paid income taxes for years 2004 and 2005, which is included in other assets. We have a reserve for uncertain tax benefits of $7.1 million against this refund claim. The Thai tax authorities conducted an initial examination of the applicable refund filings. During the fourth quarter of 2012, we received official notice that the tax authorities have rejected our refund claim. We have filed an appeal of the rejected refund claim with the tax authorities and are presently awaiting their decision.

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

Goodwill is assessed annually for impairment, and is assessed for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss would be recognized to the extent that the carrying amount exceeds the asset’s fair value. For purposes of performing our goodwill impairment assessment, our reporting units are the same as our operating segments as defined in 13 to the Consolidated Financial Statements in Item 8 of this report. As of December 31, 2013 and 2012, we had goodwill associated with our Americas and Asia business segments of approximately $44.7 million and $37.9 million, respectively. Beginning in 2012, we elected to perform a qualitative assessment for our annual goodwill impairment test. If the qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if we elect to not perform a qualitative assessment, then we would be required to perform a quantitative impairment test for goodwill. This two-step process involves determining the fair values of the reporting units and comparing those fair values to the carrying values, including goodwill, of the reporting unit.

Based on our qualitative assessment of goodwill as of December 31, 2013 and 2012, we concluded that it was more likely than not that the fair value of our Americas and Asia business segments were greater than their carrying amount, and therefore no further testing was required.

In 2011, we determined the fair value of our reporting units, with the assistance of an independent valuation firm, based upon a combination of the income approach (discounted cash flow method) and market approach (market comparable model) methodologies. In concluding on the fair value estimates of our reporting units in 2011, the income approach was given a 75% weighting and the market approach was given a 25% weighting based on the quality and suitability of information available in performing the income approach, relative to the market approach.

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

Under the market approach, the value of our reporting units was estimated by comparing it to publicly-traded firms in similar lines of business and geographic markets. The market approach takes into account, among other things, the market value of total invested capital to earnings before interest, taxes, depreciation and amortization (EBITDA) multiples of comparable companies adjusted to reflect differences in size and growth prospects. The selected multiples were then applied to the present value of our reporting unit’s projected EBITDA to arrive at an indicated range of value. This value was then adjusted for a control premium of 25% in 2011 based on a review of premiums paid for companies similar in nature to our reporting units and then adjusted for any working capital requirement excess (deficit) to determine a final value under the market approach.

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

	Year ended December 31,
	2013	2012	2011
Sales	100.0%	100.0%	100.0%
Cost of sales	92.6	92.8	93.8
Gross profit	7.4	7.2	6.2
Selling, general and administrative expenses	4.0	3.6	4.0
Restructuring charges and integration and acquisition-related costs	0.4	0.1	0.2
Thailand flood related items, net of insurance	(1.6)	0.4	0.1
Asset impairment charge and other	0.1	—	—
Income from operations	4.6	3.1	1.8
Other expense, net	(0.0)	(0.0)	(0.0)
Income before income taxes	4.6	3.1	1.8
Income tax expense (benefit)	0.2	0.8	(0.5)
Net income	4.4%	2.3%	2.3%

Year Ended December 31, 2013 Compared With Year Ended December 31, 2012

Sales

Sales for the years ended December 31, 2013 and 2012 were $2.5 billion in each year. The following table sets forth the percentages of our sales by industry for 2013 and 2012.

	2013	2012
Computers and related products for business enterprises	30%	31%
Industrial control equipment	29	27
Telecommunication equipment	23	26
Medical devices	11	10
Testing and instrumentation products	7	6
	100%	100%

Computers and Related Products for Business Enterprises. Sales to customers in the computers and related products for business enterprises industry for the year ended December 31, 2013 decreased 4% to $741.5 million from $771.5 million in 2012. The decrease in sales is primarily due to the timing of program ramps and product transitions as well as market uncertainty in the global economy which has led to lower demand from our existing customers.

Industrial Control Equipment. Sales to customers in the industrial control equipment industry for the year ended December 31, 2013 increased 11% to $732.7 million from $660.2 million in 2012 primarily as a result of new customers, new programs and the impact of the acquisitions of Suntron and CTS.

Telecommunication Equipment. Sales to customers in the telecommunication equipment industry for the year ended December 31, 2013 decreased 9% to $578.4 million from $637.9 million in 2012. The decrease in sales is primarily due to lower demand from our customers and timing of program ramps and transitions somewhat offset by the impact of the acquisition of CTS. In addition, in 2012, our telecommunication sector had a strong rebound as a result of the recovery from the Thailand flooding.

Medical Devices. Sales to customers in the medical devices industry for the year ended December 31, 2013 increased 15% to $281.7 million from $244.1 million in 2012 primarily as a result of new programs and the impact of the acquisitions of Suntron and CTS.

Testing and Instrumentation Products. Sales to customers in the testing and instrumentation products industry for the year ended December 31, 2013 increased 11% to $172.0 million from $154.4 million in 2012 as a result of improvement in the semiconductor industry and the impact of the acquisitions of Suntron and CTS.

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

A substantial percentage of our sales have been made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. Sales to our ten largest customers represented 53% and 56% of our sales in 2013 and 2012, respectively. In 2013 and 2012, sales to International Business Machines Corporation represented 17% and 21%, respectively, of our sales. Sales to this customer decreased to $430.2 million in 2013 compared to $506.1 million in 2012. The decrease in sales to our largest customer is primarily due to the timing of new program ramps and product transitions as well as market uncertainty in the global economy which has led to lower demand.

Our international operations are subject to the risks of doing business abroad. See Item 1A for factors pertaining to our international sales and fluctuations in the exchange rates of foreign currency and for further discussion of potential adverse effects in operating results associated with the risks of doing business abroad. During 2013 and 2012, 51% and 50%, respectively, of our sales were from our international operations.

We had a backlog of approximately $1.7 billion at December 31, 2013, as compared to the 2012 year-end backlog of $1.5 billion. Backlog consists of purchase orders received, including, in some instances, forecast requirements released for production under customer contracts. Although we expect to fill substantially all of our backlog at December 31, 2013 during 2014, we do not have long-term agreements with all of our customers and customer orders can be canceled, changed or delayed by customers. The timely replacement of canceled, changed or delayed orders with orders from new customers cannot be assured, nor can there be any assurance that any of our current customers will continue to utilize our services. Because of these factors, backlog is not a meaningful indicator of future financial results.

Gross Profit

Gross profit increased 6% to $186.5 million for 2013 from $176.7 million in 2012 due primarily to an increase in sales. Our gross profit as a percentage of sales increased to 7.4% for the year ended December 31, 2013 from 7.2% in the same period of 2012 primarily due to changes in the mix of programs and the impact of the acquisitions. We experience fluctuations in gross profit from period to period. Different programs contribute different gross profits depending on factors such as the types of services involved, location of production, size of the program, complexity of the product and level of material costs associated with the various products. Moreover, new programs can contribute relatively less to our gross profit in their early stages when manufacturing volumes are usually lower, resulting in inefficiencies and unabsorbed manufacturing overhead costs. In addition, a number of our new and higher volume programs remain subject to competitive constraints that could exert downward pressure on our margins. During periods of low production volume, we generally have idle capacity and reduced gross profit.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $99.3 million in 2013 from $90.0 million in 2012. Selling, general and administrative expenses, as a percentage of sales, were 4.0% and 3.6%, respectively, for 2013 and 2012. The increase in selling, general and administrative expenses is primarily associated with the Suntron and CTS acquisitions.

Restructuring Charges and Integration and Acquisition-Related Costs

We recognized $9.3 million in restructuring charges and integration and acquisition-related costs during 2013 primarily related to the closure of our Brazil and Singapore facilities and the acquisitions of Suntron and CTS. We expect these 2013 restructuring activities to result in annualized cost savings of approximately $4 million. The majority of these annual cost savings related to the restructuring activities is expected to be reflected as a reduction in cost of revenue and to a lesser extent as a reduction in selling, general and administrative expenses. The recognition of these restructuring charges requires that we make certain judgments and estimates regarding the nature, timing and amount of costs associated with planned exit activities. To the extent our actual results in exiting these facilities differ from our estimates and assumptions, we may be required to revise the estimates of future liabilities, recognize additional restructuring charges or reduce already recognized liabilities. At the end of each reporting period, we evaluate the remaining accrued balances to ensure that no excess accruals are retained and that the utilization of the provisions are for their intended purpose in accordance with developed exit plans. See Note 16 to the Consolidated Financial Statements in Item 8 of this report.

Asset Impairment Charge and Other

During the year ended December 31, 2013, we recognized a non-cash asset impairment charge of $3.8 million related to our facility in Tianjin, China. Based on recent market activity, we determined that the fair value of this held for sale facility had declined. Also during the year ended December 31, 2013, we disposed of a non-manufacturing facility in Thailand for $1.6 million resulting in a gain of $1.2 million.

Thailand Flood Related Items, Net of Insurance

During 2013, Thailand flood related items resulted in a gain of $41.3 million including $41.2 million of insurance proceeds. We will record additional insurance recoveries when the appropriate recognition criteria have been met. The recovery process with our insurance carriers is largely complete and we expect final resolution in the first quarter of 2014. See Note 17 to the Consolidated Financial Statements in Item 8 of this report.

Income Tax Expense (Benefit)

Income tax expense of $5.0 million represented an effective tax rate of 4.3% for 2013, compared with $18.8 million that represented an effective tax rate of 25.0% for 2012. In 2013, we recorded a discrete U.S. tax benefit of $17.5 million related to reduced valuation allowance on U.S. net operating losses and other deferred tax assets and a discrete tax benefit of approximately $0.8 million related to the American Taxpayer Relief Act of 2012 (ATRA) consisting of research and experimentation credits and decreases in U.S. taxable income related to previously taxed foreign transactions. The ATRA retroactively restored the research and experimentation credit and other U.S. income tax benefits for 2012 and extends these provisions through the end of 2013. In 2012, we recorded a $0.5 million tax expense related to changes in tax rates in foreign jurisdictions. Excluding these tax items, the effective tax rate would have been 20.1% in 2013 compared to 24.3% in 2012. The decrease in the effective tax rate is primarily a result of higher taxable income in Thailand as a result of the flood related items. We have been granted certain tax incentives, including tax holidays, for our subsidiaries in Malaysia and Thailand that will expire at various dates, unless extended or otherwise renegotiated through 2015 and 2026, respectively. Our Chinese subsidiary had a tax incentive that expired in 2012 and we have filed for a new tax incentive in 2013. See Note 9 to the Consolidated Financial Statements in Item 8 of this report.

Net Income

We reported net income of approximately $111.2 million, or $2.03 per diluted share for 2013, compared with net income of approximately $56.6 million, or $1.00 per diluted share for 2012. The net increase of $54.6 million in 2013 was due to the factors discussed above.

Year Ended December 31, 2012 Compared With Year Ended December 31, 2011

Sales

Sales for the year ended December 31, 2012 increased 9.5% to $2.5 billion compared to $2.3 billion in 2011. The increase in sales was primarily due to increased demand from our existing customers, including new programs, most notably in the computers and related products for business enterprises industry, telecommunication equipment industry and the medical devices industry, in addition to our recovery from the Thailand flooding that impacted us in the fourth quarter of 2011. These increases were partially offset by decreased demand from customers in the testing and instrumentation products industry as a result of a slowdown in the semiconductor industry and market uncertainty in the global economy. The following table sets forth the percentages of our sales by industry for 2012 and 2011.

	2012	2011
Computers and related products for business enterprises	31%	29%
Industrial control equipment	27	29
Telecommunication equipment	26	23
Medical devices	10	9
Testing and instrumentation products	6	10
	100%	100%

Computers and Related Products for Business Enterprises. Sales to customers in the computers and related products for business enterprises industry for the year ended December 31, 2012 increased 16% to $771.5 million from $663.2 million in 2011 primarily as a result of new programs.

Industrial Control Equipment. Sales to customers in the industrial control equipment industry for the year ended December 31, 2012 increased 3% to $660.2 million from $641.4 million in 2011.

Telecommunication Equipment. Sales to customers in the telecommunication equipment industry for the year ended December 31, 2012 increased 22% to $637.9 million from $521.8 million in 2011 primarily as a result of our recovery from the Thailand flooding that impacted us in the fourth quarter of 2011 as well as new programs.

Medical Devices. Sales to customers in the medical devices industry for the year ended December 31, 2012 increased 15% to $244.1 million from $212.2 million in 2011 primarily as a result of new programs.

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

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our growth and operations through funds generated from operations and proceeds from the sale and maturity of our investments. Cash and cash equivalents totaled $345.6 million at December 31, 2013 and $384.6 million at December 31, 2012, of which $307.3 million at December 31, 2013 and $261.2 million at December 31, 2012 was held outside the U.S. in various foreign subsidiaries. Substantially all of the amounts held outside of the U.S. are intended to be permanently reinvested in foreign operations. Under current tax laws and regulations, if cash and cash equivalents held outside the U.S. were to be distributed to the U.S. in the form of dividends or otherwise, we would be subject to additional U.S. income taxes and foreign withholding taxes.

Cash provided by operating activities was $99.1 million for the year ended December 31, 2013, which included $41.2 million of Thailand flood insurance recoveries. The cash provided by operations during 2013 consisted primarily of $111.2 million of net income adjusted for $40.9 million of depreciation and amortization, offset by a $56.6 million increase in accounts receivable. Working capital was $944.5 million at December 31, 2013 and $883.7 million at December 31, 2012.

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

Cash used in investing activities was $108.7 million for the year ended December 31, 2013 primarily due to the purchase of Suntron and CTS, net of cash acquired totaling $94.3 million and the purchases of additional property, plant and equipment totaling $26.8 million offset by $10.7 million of Thailand flood property insurance proceeds. Purchases of additional property, plant and equipment were primarily of machinery and equipment in the Americas.

Cash used in financing activities was $30.1 million for the year ended December 31, 2013. Share repurchases totaled $41.2 million, and we received $11.2 million from the exercise of stock options.

Under the terms of a credit agreement (the U.S. Credit Agreement), we have a $200.0 million five-year revolving credit facility to be used for general corporate purposes with a maturity date of July 30, 2017. The U.S. Credit Agreement includes an accordion feature under which total commitments under the facility may be increased by an additional $100 million, subject to satisfaction of certain conditions and lender approval. Interest on outstanding borrowings under the U.S. Credit Agreement is payable quarterly, at our option, at LIBOR plus 1.75% to 2.75% or a prime rate plus 0.75% to 1.75%, based upon our leverage ratio as specified in the U.S. Credit Agreement. A commitment fee of 0.30% to 0.40% per annum (based upon our liquidity ratio) on the unused portion of the revolving credit line is payable quarterly in arrears. As of December 31, 2013, we had no borrowings outstanding under the U.S. Credit Agreement, $0.8 million in outstanding letters of credit and $199.2 million was available for future borrowings. As of December 31, 2013 and December 31, 2012, we had no borrowings outstanding under the Credit Agreement and $200.0 million was available for future borrowings.

The U.S. Credit Agreement is secured by our domestic inventory and accounts receivable, 100% of the stock of our domestic subsidiaries and 65% of the voting capital stock of each direct foreign subsidiary and substantially all of our and our domestic subsidiaries’ other tangible and intangible assets. The U.S. Credit Agreement contains customary financial covenants as to debt leverage and fixed charges, and restricts our ability to incur additional debt, pay dividends, repurchase shares, sell assets and merge or consolidate with other persons. As of both December 31, 2013 and December 31, 2012, we were in compliance with all such covenants and restrictions.

Our Thailand subsidiary has a multi-purpose credit facility with Kasikornbank Public Company Limited (the Thai Credit Facility) that provides for approximately $10.6 million (350 million Thai baht) in working capital availability. The Thai Credit Facility is secured by land and buildings in Thailand owned by the Company. The availability of funds under the Thai Credit Facility is reviewed annually and is currently accessible through October 2014. As of both December 31, 2013 and December 31, 2012, our Thailand subsidiary had no working capital borrowings outstanding.

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

As of December 31, 2013, we had cash and cash equivalents totaling $345.6 million and $199.2 million available for borrowings under the U.S. Credit Agreement. During the next twelve months, we believe our capital expenditures will be approximately $40 million to $50 million, principally for machinery and equipment to support our ongoing business around the globe.

On June 13, 2012, our Board of Directors approved the additional repurchase of up to $100 million of our outstanding common shares (the 2012 Repurchase Program). As of December 31, 2013, we have $46.9 million remaining under the 2012 Repurchase Program to repurchase additional shares. We are under no commitment or obligation to repurchase any particular amount of common shares. Management believes that our existing cash balances and funds generated from operations will be sufficient to permit us to meet our liquidity requirements over the next twelve months. Management further believes that our ongoing cash flows from operations and any borrowings we may incur under our credit facilities will enable us to meet operating cash requirements in future years. Should we desire to consummate significant acquisition opportunities, our capital needs would increase and could possibly result in our need to increase available borrowings under our revolving credit facility or access public or private debt and equity markets. There can be no assurance, however, that we would be successful in raising additional debt or equity on terms that we would consider acceptable.

CONTRACTUAL OBLIGATIONS

We have certain contractual obligations that extend out beyond 2014 under lease obligations and debt arrangements. Non-cancelable purchase commitments do not typically extend beyond the normal lead-time of several weeks. Purchase orders beyond this time frame are typically cancelable. We do not utilize off-balance sheet financing techniques other than traditional operating leases and we have not guaranteed the obligations of any entity that is not one of our wholly owned subsidiaries. The total contractual cash obligations in existence at December 31, 2013 due pursuant to contractual commitments are:

	Payments due by period

		Less than	1-3	3-5	More than
(in thousands)	Total	1 year	years	years	5 years

Operating lease obligations	$33,242	$9,452	$13,684	$5,440	$4,666
Capital lease obligations	15,890	1,581	3,258	3,390	7,661

Total obligations	$49,132	$11,033	$16,942	$8,830	$12,327

The amount of unrecognized tax benefits as of December 31, 2013 including interest and penalties was $21.4 million. We have not provided a detailed estimate of the timing of future cash outflows associated with the liabilities recognized in this balance due to the uncertainty of when the related tax settlements may become due. See Note 9 to the Consolidated Financial Statements in Item 8 of this report.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2013, we did not have any significant off-balance sheet arrangements. See Note 11 to the Consolidated Financial Statements in Item 8 of this report.

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

We do not use derivative financial instruments for speculative purposes. As of December 31, 2013, we did not have any foreign currency hedges. In the future, significant transactions involving our international operations may cause us to consider engaging in hedging transactions to attempt to mitigate our exposure to fluctuations in foreign exchange rates. These exposures are primarily, but not limited to, vendor payments and intercompany balances in currencies other than the currency in which our foreign operations primarily generate and expend cash. Our international operations in some instances operate in a natural hedge because both operating expenses and a portion of sales are denominated in local currency. Our sales are substantially denominated in U.S. dollars. Our foreign currency cash flows are generated in certain Asian and European countries and Mexico.

We are also exposed to market risk for changes in interest rates, a portion of which relates to our invested cash balances. We do not use derivative financial instruments in our investing activities. We place cash and cash equivalents and investments with various major financial institutions. We protect our invested principal funds by limiting default risk, market risk and reinvestment risk. As of December 31, 2013, the outstanding amount in the long-term investment portfolio included $11.4 million (par value) of auction rate securities with an average annual return of approximately 0.14%.

Item 8.  Financial Statements and Supplementary Data.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
	December 31,
(in thousands, except par value)	2013	2012

Assets
Current assets:
Cash and cash equivalents	$345,555	$384,579
Accounts receivable, net of allowance for doubtful accounts of $338
and $1,442, respectively	559,763	459,081
Inventories, net	396,699	324,041
Prepaid expenses and other assets	26,283	29,539
Income taxes receivable	3,231	8,062
Deferred income taxes	11,302	8,889
Total current assets	1,342,833	1,214,191
Long-term investments	9,921	10,324
Property, plant and equipment, net	185,319	176,104
Goodwill, net	44,691	37,912
Deferred income taxes	33,856	29,535
Other, net	40,751	33,411
	$1,657,371	$1,501,477

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of capital lease obligations	$582	$497
Accounts payable	320,953	260,622
Income taxes payable	9,570	3,828
Accrued liabilities	67,272	65,568
Total current liabilities	398,377	330,515
Capital lease obligations, less current installments	9,521	10,103
Other long-term liabilities	20,369	19,578
Deferred income taxes	2,071	1,756
Shareholders’ equity:
Preferred shares, $0.10 par value; 5,000 shares authorized, none issued	—	—
Common shares, $0.10 par value; 145,000 shares authorized;
issued – 53,936 and 55,297, respectively; outstanding – 53,825 and
55,186, respectively	5,383	5,519
Additional paid-in capital	644,594	651,148
Retained earnings	586,422	493,666
Accumulated other comprehensive loss	(9,094)	(10,536)
Less treasury shares, at cost; 111 shares	(272)	(272)
Total shareholders’ equity	1,227,033	1,139,525
Commitments and contingencies
	$1,657,371	$1,501,477

See accompanying notes to consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Consolidated Statements of Income

	Year ended December 31,
(in thousands, except per share data)	2013	2012	2011

Sales	$2,506,467	$2,468,150	$2,253,030
Cost of sales	2,319,983	2,291,412	2,114,195
Gross profit	186,484	176,738	138,835
Selling, general and administrative expenses	99,331	89,951	89,665
Restructuring charges and integration and
acquisition-related costs	9,348	2,200	4,515
Thailand flood related items, net of insurance	(41,325)	9,028	3,362
Asset impairment charge and other	2,606	—	—
Income from operations	116,524	75,559	41,293
Interest expense	(1,934)	(1,580)	(1,327)
Interest income	1,688	1,306	1,768
Other income (expense)	(101)	154	(602)
Income before income taxes	116,177	75,439	41,132
Income tax expense (benefit)	5,018	18,832	(10,827)
Net income	$111,159	$56,607	$51,959

Earnings per share:
Basic	$2.05	$1.01	$0.88
Diluted	$2.03	$1.00	$0.87

Weighted-average number of shares outstanding:
Basic	54,213	56,320	59,284
Diluted	54,779	56,634	59,773

See accompanying notes to consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	Year ended December 31,
(in thousands)	2013	2012	2011

Net income	$111,159	$56,607	$51,959
Other comprehensive income (loss):
Foreign currency translation adjustments	591	993	(6,903)
Unrealized gain on investments, net of tax	418	1,476	526
Other	433	445	(111)
Other comprehensive income (loss)	1,442	2,914	(6,488)
Comprehensive income	$112,601	$59,521	$45,471

See accompanying notes to consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity

					Accumulated
			Additional		other		Total
		Common	paid-in	Retained	comprehensive	Treasury	shareholders’
(in thousands)	Shares	shares	capital	earnings	loss	shares	equity
Balances, December 31, 2010	61,085	$6,109	$707,138	$413,212	$(6,962)	$(272)	$1,119,225
Stock-based compensation expense	—	—	5,097	—	—	—	5,097
Shares repurchased and retired	(3,715)	(372)	(39,931)	(15,978)	—	—	(56,281)
Stock options exercised	257	26	2,545	—	—	—	2,571
Issuance of restricted shares, net
of forfeitures	164	16	(16)	—	—	—	—
Excess tax shortfall of
stock-based compensation	—	—	(335)	—	—	—	(335)
Comprehensive income	—	—	—	51,959	(6,488)	—	45,471
Balances, December 31, 2011	57,791	5,779	674,498	449,193	(13,450)	(272)	1,115,748
Stock-based compensation expense	—	—	6,270	—	—	—	6,270
Shares repurchased and retired	(3,224)	(322)	(34,650)	(12,134)	—	—	(47,106)
Stock options exercised	375	38	4,619	—	—	—	4,657
Issuance of restricted shares, net
of forfeitures	244	24	(24)	—	—	—	—
Excess tax benefit of
stock-based compensation	—	—	435	—	—	—	435
Comprehensive income	—	—	—	56,607	2,914	—	59,521
Balances, December 31, 2012	55,186	5,519	651,148	493,666	(10,536)	(272)	1,139,525
Stock-based compensation expense	—	—	6,267	—	—	—	6,267
Shares repurchased and retired	(2,093)	(209)	(22,556)	(18,403)	—	—	(41,168)
Stock options exercised	713	71	11,132	—	—	—	11,203
Issuance of restricted shares, net
of forfeitures	27	3	(3)	—	—	—	—
Restricted shares withheld
for taxes	(8)	(1)	(141)	—	—	—	(142)
Excess tax shortfall of
stock-based compensation	—	—	(1,253)	—	—	—	(1,253)
Comprehensive income	—	—	—	111,159	1,442	—	112,601
Balances, December 31, 2013	53,825	$5,383	$644,594	$586,422	$(9,094)	$(272)	$1,227,033

See accompanying notes to consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
	Year Ended December 31,
(in thousands)	2013	2012	2011
Cash flows from operating activities:
Net income	$111,159	$56,607	$51,959
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	36,179	31,757	29,503
Amortization	4,763	3,956	5,981
Deferred income taxes	(5,786)	9,064	(17,991)
Asset impairment	5,504	—	46,530
Thailand flood insurance recovery	(10,748)	—	(56,152)
Gain on the sale of property, plant and equipment	(1,161)	(229)	(190)
Stock-based compensation expense	7,053	6,270	5,097
Excess tax shortfall (benefits) from stock-based
compensation	(354)	(76)	14
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts receivable	(56,633)	(34,359)	27,703
Inventories	(17,832)	66,089	(72,666)
Prepaid expenses and other assets	6,335	32,375	12,087
Accounts payable	19,725	(21,081)	28,391
Accrued liabilities	(9,305)	3,176	2,655
Income taxes	10,178	(2,402)	(8,137)
Net cash provided by operations	99,077	151,147	54,784
Cash flows from investing activities:
Proceeds from sales and redemptions of investments	821	15,825	11,150
Additions to property, plant and equipment	(26,829)	(47,911)	(71,396)
Proceeds from the sale of property, plant and equipment	1,908	346	369
Additions to purchased software	(1,908)	(1,124)	(601)
Business acquisitions, net of cash acquired	(94,271)	—	—
Thailand flood property insurance proceeds	10,748	23,372	—
Other	814	—	—
Net cash used in investing activities	(108,717)	(9,492)	(60,478)
Cash flows from financing activities:
Proceeds from stock options exercised	11,203	4,657	2,571
Excess tax (shortfall) benefits from stock-based compensation	354	76	(14)
Principal payments on capital lease obligations	(497)	(419)	(363)
Share repurchases	(41,168)	(47,106)	(56,281)
Debt issuance costs	—	(931)	—
Net cash used in financing activities	(30,108)	(43,723)	(54,087)
Effect of exchange rate changes	724	2,727	(2,644)
Net increase (decrease) in cash and cash equivalents	(39,024)	100,659	(62,425)
Cash and cash equivalents at beginning of year	384,579	283,920	346,345
Cash and cash equivalents at end of year	$345,555	$384,579	$283,920

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

(c) Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity at the date of purchase of three months or less to be cash equivalents. Cash equivalents of $247.0 million and $286.1 million at December 31, 2013 and 2012, respectively, consist primarily of money-market funds and time deposits with an initial term of less than three months.

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

As of December 31, 2013, $11.4 million (par value) of long-term investments were recorded at fair value. The long-term investments consist of auction rate securities, primarily secured by guaranteed student loans backed by a U.S. government agency, and are classified as available-for-sale. Auction rate securities are adjustable rate debt instruments whose interest rates were intended to reset every 7 to 35 days through an auction process. Overall changes in the global credit and capital markets led to failed auctions for these securities beginning in early 2008. These failed auctions, in addition to overall global economic conditions, impacted the liquidity of these investments and resulted in the Company continuing to hold these securities beyond their typical auction reset dates. The market for these types of securities remains illiquid as of December 31, 2013. These securities are classified as long-term investments and the contractual maturity of these securities is over ten years.

These long-term investments were valued using Level 3 inputs as of December 31, 2013, as the assets were subject to valuation using significant unobservable inputs. The Company estimated the fair value of each security with the assistance of an independent valuation firm using a discounted cash flow model to calculate the present value of projected cash flows based on a number of inputs and assumptions including the security structure and terms, the current market conditions and the related impact on the expected weighted-average life, interest rate estimates and default risk of the securities.

As of December 31, 2013, the Company has recorded an unrealized loss of $1.4 million on the long-term investments based upon this valuation. This unrealized loss reduced the fair value of the Company’s auction rate securities as of December 31, 2013 to $9.9 million. These investments have been in an unrealized loss position for greater than 12 months. During 2013, 2012 and 2011, the Company recorded unrealized gains of $0.4 million, $1.5 million and $0.5 million, respectively, on its long-term investments.

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

Based on these assessments, the Company has determined that there is no credit loss associated with its auction rate securities as of December 31, 2013, as shown by the cash flows expected to be received over the remaining life of the securities.

The following table provides a reconciliation of the beginning and ending balance of the Company’s auction rate securities classified as long-term investments measured at fair value using significant unobservable inputs (Level 3 inputs):

(in thousands)	2013	2012
Balance as of January 1	$10,324	$24,673
Net unrealized gains included in other comprehensive income	418	1,476
Sales of investments at par value	(821)	(15,825)
Balance as of December 31	$9,921	$10,324

Unrealized losses still held	$1,433	$1,851

The cumulative unrealized loss is included as a component of accumulated other comprehensive loss within shareholders’ equity in the accompanying consolidated balance sheet. As of December 31, 2013, there were no long-term investments measured at fair value using Level 1 or Level 2 inputs. All income generated from these investments is recorded as interest income.

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

In September 2011, the Financial Accounts Standards Board (FASB) issued an accounting standards update that gives an entity the option to perform a qualitative assessment to determine whether or not it is required to calculate the fair value of a reporting unit. Based on this qualitative assessment, if the entity determines that it is not more likely than not that the reporting unit’s fair value is less than its carrying value, then the entity is not required to perform the two-step goodwill impairment test. Effective January 1, 2012, the Company adopted the provisions of this update and, in connection with its annual goodwill impairment assessment as of December 31, 2013 and 2012, concluded that goodwill was not impaired. The Company will continue to perform this qualitative assessment for goodwill impairment on an annual basis, at a minimum, and whenever events and changes in circumstances suggest that the carrying amount may be impaired. Circumstances that may lead to the impairment of goodwill include unforeseen decreases in future performance or industry demand or the restructuring of our operations as a result of a change in our business strategy.

The Company completed the annual two-step goodwill impairment test as of December 31, 2011 and determined that goodwill was not impaired.

(j) Earnings Per Share

Basic earnings per share is computed using the weighted-average number of shares outstanding. Diluted earnings per share is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding stock equivalents during the years ended December 31, 2013, 2012 and 2011. Stock equivalents include common shares issuable upon the exercise of stock options and other equity instruments, and are computed using the treasury stock method. Under the treasury stock method, the exercise price of a share, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of estimated tax benefits that would be recorded in paid-in-capital, if any, when the share is exercised are assumed to be used to repurchase shares in the current period.

The following table sets forth the calculation of basic and diluted earnings per share.

	Year Ended December 31,
(in thousands, except per share data)	2013	2012	2011

Net income	$111,159	$56,607	$51,959

Denominator for basic earnings per share – weighted-
average number of common shares outstanding
during the period	54,213	56,320	59,284
Incremental common shares attributable to outstanding
dilutive options	324	150	270
Incremental common shares attributable to outstanding
restricted shares, restricted stock units and phantom stock	242	164	219
Denominator for diluted earnings per share	54,779	56,634	59,773
Basic earnings per share	$2.05	$1.01	$0.88
Diluted earnings per share	$2.03	$1.00	$0.87

Options to purchase 1.2 million, 3.7 million and 3.4 million common shares in 2013, 2012 and 2011, respectively, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

(k) Revenue Recognition

Revenue from the sale of manufactured products built to customer specifications and excess inventory is recognized when title and risk of ownership have passed, the price to the buyer is fixed or determinable and recoverability is reasonably assured, which generally is when the goods are shipped. To a lesser extent, the Company also derives revenue from non-manufacturing services, such as product design, circuit board layout and test development. Revenue from design, development and engineering services is recognized when the services are performed and collectibility is reasonably certain. Such services provided under fixed price contracts are accounted for using the percentage of completion method. The Company assumes no significant obligations after shipment as the Company typically warrants workmanship only. Based on historical experience, the warranty provision is immaterial.

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

(m) Stock-Based Compensation

All share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on their fair values. The total compensation cost recognized for stock-based awards was $7.1 million, $6.3 million and $5.1 million for 2013, 2012 and 2011, respectively. The total income tax benefit recognized in the income statement for stock-based awards was $2.6 million, $2.1 million and $1.7 million for 2013, 2012 and 2011, respectively. The compensation expense for stock-based awards includes an estimate for forfeitures and is recognized over the vesting period of the awards using the straight-line method. Cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards (excess tax benefits) are classified as cash flows from financing activities. Awards of restricted shares, restricted stock units, performance restricted stock units and phantom stock are valued at the closing market price of the Company’s common shares on the date of grant. For restricted stock unit awards with performance conditions, compensation expense is based on the probability that the performance goals will be achieved, which is monitored by management throughout the requisite service period. If it becomes probable, based on the Company’s expectation of performance during the measurement period, that more or less than the previous estimate of the awarded shares will vest, an adjustment to stock-based compensation expense will be recognized as a change in accounting estimate.

As of December 31, 2013, the unrecognized compensation cost and remaining weighted-average amortization related to stock-based awards are as follows:

			Phantom	Performance
			Stock and	Based
			Restricted	Restricted
	Stock	Restricted	Stock	Stock
(in thousands)	Options	Shares	Units	Units(1)
Unrecognized compensation cost	$3,839	$2,166	$4,081	$1,565
Remaining weighted-average
amortization period	2.2 years	1.8 years	2.8 years	2.2 years

(1) Based on the probable achievement of the performance goals identified in each award.

During the years ended December 31, 2013, 2012 and 2011, the Company issued 0.3 million, 0.4 million and 0.4 million options, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions used to value the option grants during the years ended December 31, 2013, 2012 and 2011 were as follows:

	Year Ended December 31,
	2013	2012	2011
Stock Options
Expected term of options	7.4 years	6.3 years	6.2 years
Expected volatility	42%	42%	41%
Risk-free interest rate	1.396%	1.305%	2.674%
Dividend yield	zero	zero	zero

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

The weighted-average fair value per option granted during the years ended December 31, 2013, 2012 and 2011 was $7.87, $6.83 and $8.14, respectively. The total cash received as a result of stock option exercises for the years ended December 31, 2013, 2012 and 2011 was approximately $11.2  million, $4.7 million and $2.6 million, respectively. The actual tax benefit realized as a result of stock option exercises and the vesting of other share-based awards during 2013, 2012 and 2011 was $2.2 million, $1.3 million and $0.9 million, respectively. For the years ended December 31, 2013, 2012 and 2011, the total intrinsic value of stock options exercised was $3.2 million, $1.4 million and $1.4 million, respectively.

The Company issued performance based restricted stock unit awards to employees during 2013, 2012 and 2011. The number of performance based restricted stock unit awards that will ultimately be earned will not be determined until the end of the performance periods, which are December 31, 2014, 2015 and 2016, and may vary from as low as zero to as high as three times the target number depending on the level of achievement of certain performance goals. The level of achievement of these goals is based upon the audited financial results of the Company for the last full calendar year within the performance period (the years ending December 31, 2014, 2015 and 2016). The performance goals consist of certain levels of achievement using the following financial metrics: revenue growth, operating income margin expansion, and return on invested capital. If the performance goals are not met based on the Company’s financial results, the applicable performance based restricted stock unit awards will not vest and will be forfeited.

(n) Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in accordance with generally accepted accounting principles. Actual results could differ from those estimates.

(o) Fair Values of Financial Instruments

The Company’s financial instruments consist of cash equivalents, accounts receivable, accrued liabilities, accounts payable and capital lease obligations. The Company believes that the carrying value of these instruments approximate their fair value. As of December 31, 2013, the Company’s long-term investments are recorded at fair value. See Note 11.

(p) Foreign Currency

For foreign subsidiaries using the local currency as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expenses are translated at average exchange rates. The effects of these translation adjustments are reported in other comprehensive income. Exchange losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in other expense and totaled approximately $0.9 million, $1.2 million and $1.5 million in 2013, 2012,  and 2011, respectively.

(q) Recently Enacted Accounting Principles

In December 2011, the FASB issued an amendment to disclosures about offsetting assets and liabilities. The amended standard requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The Company adopted the provisions of this update January 1, 2013. The adoption of this standard had no impact on the Company’s consolidated financial statements or footnote disclosures.

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

Note 2—Acquisitions

On June 3, 2013, the Company acquired all of the outstanding common stock of Suntron Corporation (Suntron), an electronics manufacturing services (EMS) company headquartered in Phoenix, Arizona (the Suntron Acquisition) for $19.3 million in cash, subject to a final purchase price adjustment in accordance with the acquisition agreement. The Suntron Acquisition added two manufacturing facilities: Tijuana, Mexico and Phoenix, Arizona. The Suntron Acquisition strengthened the Company’s capabilities and global reach to better serve customers in the aerospace and defense industries.

The preliminary allocation of the Suntron Acquisition’s net purchase price resulted in no goodwill. The final allocation of the purchase price, which the Company expects to complete as soon as practical but no later than one year from the acquisition date, may differ from the amounts included in these financial statements. Management does not expect the adjustments resulting from the purchase price allocation, if any, to have a material effect on the Company’s financial position or results of operations.

The following is an estimate of the purchase price for Suntron and the preliminary purchase price allocation (in thousands):

Purchase price paid	$19,332
Cash acquired	(62)
Purchase price, net of cash received	$19,270

Acquisition-related costs (included in restructuring charges and integration
and acquisition-related costs for the year ended December 31, 2013)	$328

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$62
Accounts receivable	11,561
Inventories	14,686
Other current assets	1,072
Property, plant and equipment	1,869
Other assets	255
Deferred income taxes	3,893
Current liabilities	(13,785)
Other long-term liabilities	(281)
Total identifiable net assets	$19,332

Suntron’s results of operations were included in the Company’s consolidated statement of income beginning on June 3, 2013 which amounted to approximately $45.2 million in revenue for the year ended December 31, 2013. Suntron’s net income during the year ended December 31, 2013 was not significant to the consolidated operating results of the Company.

On October 2, 2013, the Company acquired all of the outstanding common stock of CTS Electronics Manufacturing Solutions, Inc. and CTS Electronics Corporation (Thailand) Ltd., the full-service EMS segment of CTS Corporation (CTS), for $75 million (the CTS Acquisition). The acquired business has five locations (4 in North America and 1 in Asia) and approximately 1,000 employees. The CTS acquisition expands the Company’s portfolio of customers in non-traditional and highly regulated markets and strengthens the depth and scope of the Company’s new product express capabilities on the West Coast.

The preliminary allocation of the CTS Acquisition’s net purchase price resulted in $6.8 million of goodwill. The final allocation of the purchase price, which the Company expects to complete as soon as practical but no later than one year from the acquisition date, may differ from the amounts included in these financial statements. Management does not expect the adjustments resulting from the purchase price allocation, if any, to have a material effect on the Company’s financial position or results of operations.

The following is an estimate of the purchase price for CTS and the preliminary purchase price allocation (in thousands):

Purchase price paid	$75,982
Cash acquired	(981)
Purchase price, net of cash received	$75,001

Acquisition-related costs (included in restructuring charges and integration
and acquisition-related costs for the year ended December 31, 2013)	$1,936

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$981
Accounts receivable	32,408
Inventories	40,494
Other current assets	1,472
Property, plant and equipment	17,000
Goodwill	6,779
Customer relationships intangible	15,500
Other assets	129
Deferred income taxes	(2,094)
Current liabilities	(36,687)
Total identifiable net assets	$75,982

CTS’s results of operations were included in the Company’s condensed consolidated statement of income beginning on October 2, 2013 which amounted to approximately $53.8 million in revenue for the year ended December 31, 2013. CTS’s net income during the year ended December 31, 2013 was not significant to the consolidated operating results of the Company.

The following summary pro forma condensed consolidated financial information reflects the Suntron and CTS Acquisitions as if they had occurred on January 1, 2012 for purposes of the statements of income. This summary pro forma information is not necessarily representative of what the Company’s results of operations would have been had these acquisitions in fact occurred on January 1, 2012 and is not intended to project the Company’s results of operations for any future period.

Pro forma condensed consolidated financial information for the years ended December 31, 2013 and 2012 (unaudited):

	Year Ended December 31,
(in thousands)	2013	2012
Net sales	$2,693,145	$2,804,757
Net income	$45,485	$51,563

Note 3—Inventories

Inventory costs are summarized as follows:

	December 31,
(in thousands)	2013	2012
Raw materials	$245,455	$213,027
Work in process	84,710	67,221
Finished goods	66,534	43,793
	$396,699	$324,041

Note 4—Property, Plant and Equipment

Property, plant and equipment consists of the following:

	December 31,
(in thousands)	2013	2012
Land	$6,359	$6,172
Buildings and building improvements	92,267	85,668
Machinery and equipment	410,183	390,237
Furniture and fixtures	7,934	6,799
Vehicles	174	893
Leasehold improvements	14,767	14,200
Construction in progress	135	2,147
	531,819	506,116
Less accumulated depreciation	(346,500)	(330,012)
	$185,319	$176,104

Note 5—Goodwill and Other Intangible Assets

The changes each year in goodwill allocated to the Company’s reportable segments were as follows:

(in thousands)	Americas	Asia	Total
Goodwill at December 31, 2010	$—	$37,912	$37,912
Acquisitions	—	—	—
Goodwill at December 31, 2011	—	37,912	37,912
Acquisitions	—	—	—
Goodwill at December 31, 2012	—	37,912	37,912
Acquisitions	6,641	138	6,779
Goodwill at December 31, 2013	$6,641	$38,050	$44,691

Other assets consist primarily of acquired identifiable intangible assets, capitalized purchased software costs and assets held for sale. Other intangible assets as of December 31, 2013 and 2012 were as follows:

	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
Customer relationships	$33,348	$(12,900)	$20,448
Technology licenses	11,300	(8,999)	2,301
Other	868	(166)	702
Other intangible assets, December 31, 2013	$45,516	$(22,065)	$23,451

	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
Customer relationships	$17,793	$(10,702)	$7,091
Technology licenses	11,300	(7,880)	3,420
Other	868	(142)	726
Other intangible assets, December 31, 2012	$29,961	$(18,724)	$11,237

Customer relationships are being amortized on a straight-line basis over a period of ten years. Technology licenses are being amortized over their estimated useful lives in proportion to the economic benefits consumed. Amortization of other intangible assets for the years ended December 31, 2013, 2012 and 2011 was $3.3 million, $2.7 million and $4.6 million, respectively.

The estimated future amortization expense of other intangible assets for each of the next five years is as follows (in thousands):

Year ending December 31,	Amount
2014	$4,123
2015	4,123
2016	4,112
2017	1,574
2018	1,574

During 2013, 2012 and 2011, $1.9 million, $1.1 million and $0.6 million, respectively, of purchased software costs were capitalized. As of December 31, 2013 and 2012, purchased software, net of accumulated amortization totaled $2.5 million and $1.9 million, respectively. The accumulated amortization of purchased software costs at December 31, 2013 and 2012 was $25.0 million and $24.1 million, respectively. Capitalized purchased software costs are amortized straight-line over the estimated useful life of the related software, which ranges from 3 to 7 years.

As of December 31, 2013 and 2012, the Company had an asset held for sale in other assets with a net book value of $5.4 million and $8.9 million, respectively. During the year ended December 31, 2013, the Company recognized a non-cash asset impairment charge of $3.8 million related to its manufacturing facility in Tianjin, China based on recent market activity. During 2008, the Company committed to a plan to divest its Tianjin facility and it is available for immediate sale.

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

Interest on outstanding borrowings under the U.S. Credit Agreement is payable quarterly, at the Company’s option, at either LIBOR plus 1.75% to 2.75% or a prime rate plus 0.75% to 1.75%, based upon the Company’s leverage ratio as specified in the U.S. Credit Agreement. A commitment fee of 0.30% to 0.40% per annum (based upon the Company’s liquidity ratio as specified in the U.S. Credit Agreement) on the unused portion of the revolving credit line is payable quarterly in arrears. As of December 31, 2013, the Company had no borrowings outstanding under the U.S. Credit Agreement, $0.8 million in outstanding letters of credit and $199.2 million was available for future borrowings. As of December 31, 2012, the Company had no borrowings outstanding under the U.S. Credit Agreement and $200 million was available for future borrowings.

The U.S. Credit Agreement is secured by the Company’s domestic inventory and accounts receivable, 100% of the stock of the Company’s domestic subsidiaries and 65% of the voting capital stock of each direct foreign subsidiary and substantially all of the other tangible and intangible assets of the Company and its domestic subsidiaries. The U.S. Credit Agreement contains customary financial covenants as to debt leverage and fixed charges, and restricts our ability to incur additional debt, pay dividends, repurchase shares, sell assets and merge or consolidate with other persons. As of both December 31, 2013 and 2012, the Company was in compliance with all such covenants and restrictions.

The Company’s Thailand subsidiary has a multi-purpose credit facility with Kasikornbank Public Company Limited (the Thai Credit Facility) that provides for approximately $10.6 million (350 million Thai baht) in working capital availability. The Thai Credit Facility is secured by land and buildings in Thailand owned by the Company. Availability of funds under the Thai Credit Facility is reviewed annually and is currently accessible through October 2014. As of both December 31, 2013 and 2012, the Company’s Thailand subsidiary had no working capital borrowings outstanding.

Note 7—Commitments

The Company leases certain manufacturing equipment, office equipment, vehicles and office, warehouse and manufacturing facilities under operating leases. Some of the leases provide for escalation of the lease payments as maintenance costs and taxes increase. The leases expire at various times through 2021. Leases for office space and manufacturing facilities generally contain renewal options. Rental expense for the years ended December 31, 2013, 2012 and 2011 was $11.2 million, $9.1 million and $10.3 million, respectively.

The Company is obligated under a capital lease that expires in 2023. As of December 31, 2013, property, plant and equipment include the following amounts under capital leases (in thousands):

Buildings and building improvements	$12,207
Less accumulated depreciation	(5,259)
$6,948

Capital lease obligations outstanding consist of the following:
	December 31,
(in thousands)	2013	2012
Capital lease obligations	$10,103	$10,600
Less current installments	582	497
Capital lease obligations, less current installments	$9,521	$10,103

Future minimum lease payments under noncancelable operating leases and future minimum capital lease payments are as follows (in thousands):

	Capital	Operating
Year ending December 31,	Leases	Leases
2014	$1,581	$9,452
2015	1,613	8,309
2016	1,645	5,375
2017	1,678	2,756
2018	1,712	2,684
Thereafter	7,661	4,666
Total minimum lease payments	$15,890	$33,242
Less: amount representing interest	5,787
Present value of minimum lease payments	10,103
Less: current installments	582
Capital lease obligations, less current installments	$9,521

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

Note 8—Common Shares and Stock-Based Awards Plans

On June 13, 2012, the Board of Directors approved the repurchase of up to $100 million of the Company’s outstanding common shares (the 2012 Repurchase Program). As of December 31, 2013, the Company has $46.9 million remaining under the 2012 Repurchase Program to repurchase additional shares.

Share purchases may be made in the open market, in privately negotiated transactions or block transactions, at the discretion of the Company’s management and as market conditions warrant. Purchases will be funded from available cash and may be commenced, suspended or discontinued at any time without prior notice. Shares repurchased under the program will be retired. During 2013, the Company repurchased a total of 2.1 million common shares for $41.2 million at an average price of $19.65 per share. During 2012, the Company repurchased a total of 3.2 million common shares for $47.1 million at an average price of $14.59 per share. During 2011, the Company repurchased a total of 3.7 million common shares for $56.3 million at an average price of $15.13 per share.

The Benchmark Electronics, Inc. 2000 Stock Awards Plan (the 2000 Plan) and the Benchmark Electronics, Inc. 2010 Omnibus Incentive Compensation Plan (the 2010 Plan) authorize the Company, upon recommendation of the compensation committee of the Board of Directors, to grant a variety of types of awards, including stock options, restricted shares, restricted stock units, stock appreciation rights, performance compensation awards, phantom stock awards and deferred share units, or any combination thereof, to any director, officer, employee or consultant (including any prospective director, officer, employee or consultant) of the Company. Stock options are granted to employees with an exercise price equal to the market price of the Company’s common shares on the date of grant, generally vest over a four-year period from the date of grant and have a term of ten years. Restricted shares, restricted stock units and phantom stock awards granted to employees generally vest over a four-year period from the date of grant, subject to the continued employment of the employee by the Company. The 2000 Plan expired on February 16, 2010 and no additional grants can be made under that plan. The 2010 Plan was approved by the Company’s shareholders on May 18, 2010. Members of the Board of Directors who are not employees of the Company hold awards under the Benchmark Electronics, Inc. 2002 Stock Option Plan for Non-Employee Directors (the 2002 Plan). Stock options were granted pursuant to the 2002 Plan upon the occurrence of the non-employee director’s election or re-election to the Board of Directors. All awards under the 2002 Plan were fully vested upon the date of grant and have a term of ten years. The 2002 Plan was approved by the Company’s shareholders on May 14, 2002 and expired February 26, 2012. No additional grants may be made under the 2002 Plan. Non-employee directors are currently eligible to receive equity awards under the 2010 Plan. Beginning in 2011, awards under the 2010 Plan to non-employee directors were in the form of restricted stock units, which vest in equal quarterly installments over a one-year period, starting from the grant date. As of December 31, 2013, 2.2 million additional common shares are available for issuance under the Company’s existing plans.

The following table summarizes the activities relating to the Company’s stock options:
			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
(in thousands, except per share data)	Options	Price	Term (Years)	Value
Outstanding at December 31, 2010	4,825	$19.18
Granted	399	18.56
Exercised	(257)	9.98
Forfeited or expired	(442)	18.74
Outstanding at December 31, 2011	4,525	19.69
Granted	432	15.77
Exercised	(375)	12.42
Forfeited or expired	(342)	20.42
Outstanding at December 31, 2012	4,240	19.88
Granted	348	17.37
Exercised	(713)	15.72
Forfeited or expired	(791)	22.88
Outstanding at December 31, 2013	3,084	$19.79	4.78	$11,875

Exercisable at December 31, 2013	2,360	$20.63	3.67	$7,494

The aggregate intrinsic value in the table above is before income taxes and is calculated as the difference between the exercise price of the underlying options and the Company’s closing stock price as of the last business day of the year ended December 31, 2013 for options that had exercise prices that were below the closing price.

At December 31, 2013, 2012 and 2011, the number of options exercisable was 2.4 million, 3.5 million and 3.7 million, respectively, and the weighted-average exercise price of those options was $20.63, $20.46 and $20.32, respectively.

The following table summarizes the activities relating to the Company’s restricted shares:
		Weighted-
		Average
		Grant Date
(in thousands, except per share data)	Shares	Fair Value
Outstanding at December 31, 2010	178	$17.17
Granted	195	18.57
Vested	(66)	16.66
Forfeited	(63)	17.92
Outstanding at December 31, 2011	244	18.23
Granted	209	15.56
Vested	(87)	17.57
Forfeited	(26)	17.49
Outstanding at December 31, 2012	340	16.81
Vested	(106)	17.42
Forfeited	(40)	16.40
Outstanding at December 31, 2013	194	$16.56

The following table summarizes the activities relating to the Company’s time based restricted stock units and phantom stock awards:
		Weighted-
		Average
		Grant Date
(in thousands, except per share data)	Shares	Fair Value
Outstanding at December 31, 2010	47	$17.05
Granted	86	17.77
Vested	(32)	16.66
Forfeited	(18)	17.37
Outstanding at December 31, 2011	83	17.88
Granted	95	15.50
Vested	(61)	16.35
Forfeited	(14)	17.07
Outstanding at December 31, 2012	103	16.70
Granted	277	17.66
Vested	(67)	17.06
Forfeited	(10)	17.36
Outstanding at December 31, 2013	303	$17.48

The following table summarizes the activities related to the Company’s performance based restricted stock unit awards:
		Weighted-
		Average
		Grant Date
(in thousands, except per share data)	Shares	Fair Value
Outstanding at December 31, 2010	—	$—
Granted(1)	93	18.57
Forfeited	(25)	18.57
Outstanding at December 31, 2011	68	18.57
Granted(1)	103	15.11
Forfeited	(7)	18.57
Outstanding at December 31, 2012	164	16.39
Granted(1)	76	17.37
Forfeited	(25)	16.03
Outstanding at December 31, 2013	215	$16.78

(1) Represents target number of shares that can vest based on the achievement of certain performance criteria

Note 9—Income Taxes
Income tax expense (benefit) based on income before income taxes consists of:
	Year Ended December 31,
(in thousands)	2013	2012	2011
Current:
U.S. Federal	$(358)	$776	$75
State and local	152	640	86
Foreign	11,010	8,352	7,003
	10,804	9,768	7,164
Deferred:
U.S. Federal	(11,069)	9,914	(16,963)
State and local	1,437	1,560	442
Foreign	3,846	(2,410)	(1,470)
	(5,786)	9,064	(17,991)
	$5,018	$18,832	$(10,827)

Worldwide income before income taxes consisted of the following:
	Year Ended December 31,
(in thousands)	2013	2012	2011
United States	$19,093	$27,538	$5,405
Foreign	97,084	47,901	35,727
	$116,177	$75,439	$41,132

Income tax expense (benefit) differed from the amounts computed by applying the U.S. Federal statutory income tax rate to income before income taxes as a result of the following:

	Year Ended December 31,
(in thousands)	2013	2012	2011
Tax at statutory rate	$40,662	$26,404	$14,396
State taxes, net of federal tax effect	1,033	2,012	343
Effect of foreign operations and tax incentives	(19,138)	(11,710)	(12,442)
Change in valuation allowance	(17,880)	(44)	(23,674)
Thailand reserve for uncertain tax benefits	—	—	7,056
Settlement of foreign tax audits	—	—	(2,710)
Intercompany transactions	—	—	2,801
Losses in foreign jurisdictions for which no
benefit has been provided	1,013	927	3,068
American Taxpayer Relief Act of 2012	(844)	—	—
Other	172	1,243	335
Total income tax expense (benefit)	$5,018	$18,832	$(10,827)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
(in thousands)	2013	2012
Deferred tax assets:
Carrying value of inventories	$5,882	$2,786
Accrued liabilities and allowances deductible for tax purposes
on a cash basis	5,742	8,956
Goodwill	13,346	10,526
Stock-based compensation	7,169	8,251
Net operating loss carryforwards	40,915	39,670
Tax credit carryforwards	5,970	5,848
Other	7,394	7,564
	86,418	83,601
Less: valuation allowance	(30,312)	(41,858)
Net deferred tax assets	56,106	41,743

Deferred tax liabilities:
Plant and equipment, due to differences in depreciation	(5,063)	(3,887)
Other	(7,956)	(1,188)
Gross deferred tax liability	(13,019)	(5,075)
Net deferred tax asset	$43,087	$36,668

Recorded as:
Current deferred tax assets	$11,302	$8,889
Non-current deferred tax assets	33,856	29,535
Non-current deferred tax liabilities	(2,071)	(1,756)
Net deferred tax asset	$43,087	$36,668

The net change in the total valuation allowance for the years ended December 31, 2013, 2012 and 2011 was a decrease of $11.5 million, $0.7 million and $19.3 million, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances as of December 31, 2013. During 2013 and 2011, the Company evaluated the recoverability of its deferred tax assets using the criteria described above and concluded that the Company’s projected future taxable income in the U.S. is sufficient to utilize additional net operating loss carryforwards and other deferred tax assets. As a result, during 2013 and 2011, the Company reduced its valuation allowance by $17.5 million and $19.1 million, respectively. In addition, the Company established valuation allowances totaling $4.6 million for acquired deferred tax assets during 2013.

As of December 31, 2013, the Company had $79.3 million in U.S. Federal operating loss carryforwards which will expire from 2022 to 2031, state operating loss carryforwards of approximately $93.0 million which will expire from 2017 to 2031, foreign operating loss carryforwards of approximately $34.8 million with indefinite carryforward periods, and foreign operating loss carryforwards of approximately $7.2 million which will expire at varying dates through 2022. The utilization of these net operating loss carryforwards is limited to the future operations of the Company in the tax jurisdictions in which such carryforwards arose. The Company has U.S. federal tax credit carryforwards of $4.3 million which will expire at varying dates through 2031. The Company has state tax credit carryforwards of $1.6 million which will expire at varying dates through 2027.

Cumulative undistributed earnings of certain foreign subsidiaries amounted to approximately $631 million as of December 31, 2013. The Company considers earnings from foreign subsidiaries to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been made for these earnings. Upon distribution of foreign subsidiary earnings in the form of dividends or otherwise, such distributed earnings would be reportable for U.S. income tax purposes (subject to adjustment for foreign tax credits). Determination of the amount of any unrecognized deferred tax liability on these undistributed earnings is not practicable.

The Company has been granted certain tax incentives, including tax holidays, for its subsidiaries in Malaysia and Thailand that will expire at various dates, unless extended or otherwise renegotiated, through 2015 and 2026, respectively, and are subject to certain conditions with which the Company expects to comply. The net impact of these tax incentives was to lower income tax expense for the years ended December 31, 2013, 2012, and 2011 by approximately $8.8 million (approximately $0.16 per diluted share), $8.0 million (approximately $0.14 per diluted share) and $10.5 million (approximately $0.18 per diluted share), respectively, as follows:

	Year Ended December 31,
(in thousands)	2013	2012	2011
China	$—	$2,449	$1,474
Malaysia	1,559	992	—
Thailand	7,283	4,594	9,036
	$8,842	$8,035	$10,510

The Company’s Chinese subsidiary had a tax incentive that expired in 2012 and filed for a new tax incentive in 2013.

The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. As of December 31, 2013, the total amount of the reserve for uncertain tax benefits including interest and penalties is $21.4 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

	December 31,
(in thousands)	2013	2012	2011
Balance as of January 1	$18,070	$18,091	$14,759
Additions related to prior year tax positions	104	141	7,056
Decreases related to prior year tax positions	—	(162)	(3,724)
Balance as of December 31	$18,174	$18,070	$18,091

The increase in the total amount of unrecognized tax benefits reserve during 2011 is primarily the result of recording an income tax reserve against an income tax receivable that the Company had previously recorded for a subsidiary in Thailand offset by a decrease in the unrecognized tax benefits reserve for a settlement of income tax audits outside the United States.

The reserve is classified as a current or long-term liability in the consolidated balance sheet based on the Company’s expectation of when the items will be settled. The Company records interest expense and penalties accrued in relation to uncertain income tax benefits as a component of current income tax expense. The Company did not incur any interest and penalties during the years ended December 31, 2013 and 2012. The total amount of interest and penalties included in income tax expense during the year ended December 31, 2011 was $(0.2) million. The amount of accrued potential interest and penalties on unrecognized tax benefits included in the reserve as of December 31, 2013 is $1.6 million and $1.6 million, respectively. A subsidiary of the Company in Thailand has filed for a refund of $8.4 million of previously paid income taxes applicable to the years 2004 and 2005, which is included in other assets. The Thailand tax authorities have conducted an initial examination of the applicable refund filings. During

2011, the Company recorded a reserve for uncertain benefits of $7.1 million against this refund claim. During the fourth quarter of 2012, the Company received official notification that the tax authorities have rejected its refund claim. The Company has filed an appeal of the rejected refund claim with the tax authorities and is presently awaiting their decision.

The Company and its subsidiaries in Brazil, China, Ireland, Luxembourg, Malaysia, Mexico, the Netherlands, Romania, Singapore, Thailand and the United States remain open to examination by the various local taxing authorities, in total or in part, for fiscal years 2004 to 2013.

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

Sales to the ten largest customers represented 53%, 56% and 53% of total sales for 2013, 2012 and 2011, respectively. Sales to our largest customer were as follows for the indicated periods:

	Year ended December 31,
(in thousands)	2013	2012	2011
International Business Machines Corporation	$430,205	$506,126	$319,411

Note 11—Financial Instruments and Concentration of Credit Risk

The carrying amounts of cash equivalents, accounts receivable, accrued liabilities, accounts payable and capital lease obligations approximate fair value. As of December 31, 2013, the Company’s investments are recorded at fair value. See Note 1(e). As of December 31, 2013, the Company had no significant off-balance sheet concentrations of credit risk such as foreign currency exchange contracts or other hedging arrangements. Financial instruments that subject the Company to credit risk consist of cash and cash equivalents, investments and trade accounts receivable. Management maintains the majority of the Company’s cash and cash equivalents with financial institutions. One of the most significant credit risks is the ultimate realization of accounts receivable. This risk is mitigated by (i) sales to well established companies, (ii) ongoing credit evaluation of customers, and (iii) frequent contact with customers, thus enabling management to monitor current changes in business operations and to respond accordingly. Management considers these concentrations of credit risks in establishing our allowance for doubtful accounts and believes these allowances are adequate. The Company’s largest customer represented approximately 22% and 23% of its gross accounts receivable as of December 31, 2013 and 2012, respectively.

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

	Year Ended December 31,
(in thousands)	2013	2012	2011
Net sales:
Americas	$1,490,954	$1,440,298	$1,360,943
Asia	957,162	978,093	867,008
Europe	142,508	139,684	166,730
Elimination of intersegment sales	(84,157)	(89,925)	(141,651)
	$2,506,467	$2,468,150	$2,253,030

Depreciation and amortization:
Americas	$17,142	$14,755	$16,670
Asia	17,270	15,180	12,859
Europe	2,732	2,544	2,664
Corporate	3,798	3,234	3,291
	$40,942	$35,713	$35,484

Income from operations:
Americas	$55,147	$60,320	$46,170
Asia	93,463	51,978	30,804
Europe	8,517	1,117	7
Corporate and intersegment eliminations	(40,603)	(37,856)	(35,688)
	$116,524	$75,559	$41,293

Capital expenditures:
Americas	$19,256	$19,437	$18,008
Asia	5,110	25,636	47,413
Europe	2,316	2,274	4,592
Corporate	2,055	1,688	1,984
	$28,737	$49,035	$71,997
Total assets:
Americas	$702,378	$569,212	$650,998
Asia	658,668	636,481	610,596
Europe	255,644	200,563	197,132
Corporate and other	40,681	95,221	41,272
	$1,657,371	$1,501,477	$1,499,998

Geographic net sales information provided below reflects the destination of the product shipped. Long-lived assets information is based on the physical location of the asset.

	Year Ended December 31,
(in thousands)	2013	2012	2011
Geographic net sales:
United States	$1,643,378	$1,739,794	$1,518,940
Asia	584,983	398,890	346,267
Europe	212,751	273,560	333,781
Other	65,355	55,906	54,042
	$2,506,467	$2,468,150	$2,253,030

Long-lived assets:
United States	$96,287	$76,216	$70,756
Asia	98,816	107,151	98,675
Europe	10,333	10,948	11,817
Other	20,634	15,200	17,744
	$226,070	$209,515	$198,992

Note 14—Employee Benefit Plans

The Company has defined contribution plans qualified under Section 401(k) of the Internal Revenue Code for the benefit of all its U.S. employees. The Company’s contributions to the plans are based on employee contributions and compensation. During 2013, 2012 and 2011, the Company made contributions to the plans of approximately $4.1 million, $3.5 million and $3.5 million, respectively. The Company also has defined contribution benefit plans for certain of its international employees primarily dictated by the custom of the regions in which it operates. During 2013, 2012 and 2011, the Company made contributions to the international plans of approximately $0.2 million, $0.1 million and $0.3 million, respectively.

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

The Company recognized restructuring charges during 2013, 2012 and 2011 primarily related to the closure of our Brazil and Singapore facilities, capacity reduction and reductions in workforce in certain facilities worldwide. These charges were recorded pursuant to plans developed and approved by management.

The following table summarizes the 2013 activity in the accrued restructuring balances related to the various restructuring activities initiated prior to December 31, 2013:

	Balance as of				Foreign	Balance as of
	December 31,	Restructuring	Cash	Non-Cash	Exchange	December 31,
(in thousands)	2012	Charges	Payment	Activity	Adjustments	2013
2013 Restructuring:
Severance	$—	$2,202	$(2,003)	$—	(79)	$120
Lease facility costs	—	142	(139)	—	(3)	—
Other exit costs	—	3,246	(1,245)	(1,224)	56	833
	—	5,590	(3,387)	(1,224)	(26)	953
2012 Restructuring:
Severance	538	660	(1,262)	—	98	34
Lease facility costs	—	798	(328)	(466)	(4)	—
Other exit costs	166	138	(107)	—	(93)	104
	704	1,596	(1,697)	(466)	1	138
2011 Restructuring:
Lease facility costs	13	(102)	87	—	2	—
	13	(102)	87	—	2	—
Total	$717	$7,084	$(4,997)	$(1,690)	(23)	$1,091

The components of the restructuring charges initiated during 2013 were as follows:

(in thousands)	Americas	Asia	Total
Severance costs	$2,202	$—	$2,202
Facility lease costs	142	—	142
Other exit costs	2,118	1,128	3,246
	$4,462	$1,128	$5,590

During 2013, the Company recognized $2.2 million of employee termination costs associated with the involuntary terminations of 144 employees in connection with reductions in workforce of certain facilities in the Americas. The identified involuntary employee terminations were primarily in connection with the closure of the Campinas, Brazil facility. The Company also reported approximately $3.2 million for other exit costs, including $1.2 million of asset impairments, associated with the closure of the Campinas facility, and $0.1 million for facility lease obligations.

The following table summarizes the 2012 activity in the accrued restructuring balances related to the various restructuring activities initiated prior to December 31, 2012:

	Balance as of			Foreign	Balance as of
	December 31,	Restructuring	Cash	Exchange	December 31,
(in thousands)	2011	Charges	Payment	Adjustments	2012
2012 Restructuring:
Severance	$—	$1,529	$(998)	$7	$538
Lease facility costs	—	55	(54)	(1)	-
Other exit costs	—	209	(45)	2	166
	—	1,793	(1,097)	8	704
2011 Restructuring:
Severance	189	408	(611)	14	—
Lease facility costs	1,664	(153)	(1,474)	(24)	13
Other exit costs	—	17	(17)	—	—
	1,853	272	(2,102)	(10)	13
2010 Restructuring:
Severance	34	(4)	(30)	—	—
Other exit costs	20	52	(72)	—	—
	54	48	(102)	—	—
2009 Restructuring:
Lease facility costs	402	87	(489)	—	—
	402	87	(489)	—	—
Total	$2,309	$2,200	$(3,790)	$(2)	$717

The components of the restructuring charges initiated during 2012 were as follows:

(in thousands)	Americas	Europe	Asia	Total
Severance costs	$494	$531	$504	$1,529
Facility lease costs	—	—	55	55
Other exit costs	—	176	33	209
	$494	$707	$592	$1,793

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

Note 17—Thailand Flood Related Items, Net of Insurance

The Company’s facilities in Ayudhaya, Thailand were flooded and remained closed from October 13, 2011 to December 20, 2011. As a result of the flooding and temporary closing of these facilities, the Company incurred property losses and flood related costs during 2012 and 2011 which were partially offset by insurance recoveries. During 2013, Thailand flood related items resulted in a gain of $41.3 million including $41.2 million of insurance proceeds. The Company will record additional insurance recoveries when the appropriate recognition criteria have been met. The recovery process with the Company’s insurance carriers is largely complete and management expects final resolution in the first quarter of 2014.

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

Note 18—Quarterly Financial Data (Unaudited)

The following table sets forth certain unaudited quarterly information with respect to the Company’s results of operations for the years 2013, 2012 and 2011. Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total earnings per share amounts for the fiscal year.

	2013 Quarter
(in thousands, except per share data)	1st	2nd	3rd	4th
Sales	$542,444	$607,522	$599,658	$756,843
Gross profit	36,834	44,367	45,440	59,843
Net income	11,487	8,457	23,726	67,489
Earnings per common share:
Basic	0.21	0.16	0.44	1.26
Diluted	0.21	0.16	0.43	1.24

	2012 Quarter
(in thousands, except per share data)	1st	2nd	3rd	4th
Sales	$593,417	$630,031	$610,769	$633,933
Gross profit	40,508	45,991	44,780	45,459
Net income	5,598	13,580	19,314	18,115
Earnings per common share:
Basic	0.10	0.24	0.35	0.33
Diluted	0.10	0.24	0.34	0.33

	2011 Quarter
(in thousands, except per share data)	1st	2nd	3rd	4th
Sales	$538,312	$585,549	$570,083	$559,086
Gross profit	37,624	37,751	34,635	28,825
Net income	14,513	14,701	19,867	2,878
Earnings per common share:
Basic	0.24	0.24	0.34	0.05
Diluted	0.24	0.24	0.34	0.05

Note 19—Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component are as follows:

	Foreign	Unrealized
	currency	loss on
	translation	investments,
(in thousands)	adjustments	net of tax	Other	Total
Balances, December 31, 2010	$(2,771)	$(3,853)	$(338)	$(6,962)
Other comprehensive income (loss) before
reclassifications	(6,903)	526	(176)	(6,553)
Amounts reclassified from accumulated
other comprehensive loss	—	—	65	65
Net current period other comprehensive income (loss)	(6,903)	526	(111)	(6,488)
Balances, December 31, 2011	(9,674)	(3,327)	(449)	(13,450)
Other comprehensive income before
reclassifications	993	1,476	(87)	2,382
Amounts reclassified from accumulated
other comprehensive loss	—	—	532	532
Net current period other comprehensive income	993	1,476	445	2,914
Balances, December 31, 2012	(8,681)	(1,851)	(4)	(10,536)
Other comprehensive income before
reclassifications	591	418	433	1,442
Net current period other comprehensive income	591	418	433	1,442
Balances, December 31, 2013	$(8,090)	$(1,433)	$429	$(9,094)

Amounts reclassified from accumulated other comprehensive loss during the year ended December 31, 2012 and 2011 affected selling, general and administrative expenses. There were no amounts reclassified from accumulated other comprehensive loss during the year ended December 31, 2013.

Note 20—Supplemental Cash Flow and Non-Cash Information

The following is additional information concerning supplemental disclosures of cash payments.
	Year ended December 31,
(in thousands)	2013	2012	2011
Income taxes paid, net	$62	$11,975	$7,759
Interest paid	$1,757	$1,353	$1,290

Non-cash investing activity:
Additions to property, plant and equipment in accounts payable	$3,170	$2,020	$—

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Benchmark Electronics, Inc.:

We have audited the accompanying consolidated balance sheets of Benchmark Electronics, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Benchmark Electronics, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

(signed) KPMG LLP

Houston, Texas

February 27, 2014

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

During 2013, we completed the acquisitions of Suntron and CTS. See Note 2 to the consolidated financial statements for further details of the acquisitions. Other than the changes relating to these acquisitions, there has been no change in our internal control over financial reporting that occurred during the last fiscal quarter covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework (1992), our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

Management's annual assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013 excluded the internal control over financial reporting of Suntron and CTS, which in the aggregate represent 7% of assets, 4% of sales and 3% of income from operations of the consolidated financial statements as of and for the year ended December 31, 2013.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Benchmark Electronics, Inc.:

We have audited Benchmark Electronics, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Benchmark Electronics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Benchmark Electronics, Inc. acquired Suntron Corporation (Suntron) and the EMS segment of CTS Corporation (CTS) during 2013, and management excluded from its assessment of the effectiveness of Benchmark Electronics, Inc.’s internal control over financial reporting as of December 31, 2013, the internal control over financial reporting over Suntron and CTS, which in the aggregate represent 7% of assets, 4% of sales and 3% of income from operations of the consolidated financial statements of Benchmark Electronics Inc. and subsidiaries as of and for the year ended December 31, 2013. Our audit of internal control over financial reporting of Benchmark Electronics, Inc. also excluded an evaluation of the internal control over financial reporting of Suntron and CTS.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Benchmark Electronics, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 27, 2014, expressed an unqualified opinion on those consolidated financial statements.

(signed) KPMG LLP

Houston, Texas

February 27, 2014

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information under the captions “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders (the 2014 Proxy Statement), to be filed not later than 120 days after the close of the Company’s fiscal year, is incorporated herein by reference in response to this item.

Item 11.  Executive Compensation.

The information under the captions “Compensation Discussion and Analysis” and “Report of Compensation Committee” in the 2014  Proxy Statement, to be filed not later than 120 days after the close of the Company’s fiscal year, is incorporated herein by reference in response to this item.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information under the caption “Common Share Ownership of Certain Beneficial Owners and Management” in the  2014  Proxy Statement, to be filed not later than 120 days after the close of the Company’s fiscal year, is incorporated herein by reference in response to this item.

The following table sets forth certain information relating to our equity compensation plans as of December 31, 2013:

Number of
	securities to be	Weighted-	Number of
	issued upon	average exercise	securities
	exercise of	price of	remaining
	outstanding	outstanding	available
	options, warrants	options, warrants	for future
Plan Category	and rights	and rights	issuance

Equity compensation plans approved by security holders	3,601,032(1)	$19.79(1)	2,177,871

(1)Includes 517,279 restricted share units and performance restricted share units. The weighted-
average exercise price does not take these awards into account.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information under the caption “Election of Directors” in the 2014 Proxy Statement, to be filed not later than 120 days after the close of the Company’s fiscal year, is incorporated herein by reference in response to this item.

Item 14.  Principal Accounting Fees and Services.

The information under the caption “Audit Committee Report to Shareholders” in the 2014  Proxy Statement, to be filed not later than 120 days after the close of the Company’s fiscal year, is incorporated herein by reference in response to this item.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a) (1) Financial statements of the Company filed as part of this report:

See Item 8 - Financial Statements and Supplementary Data.

(2) Financial statement schedule filed as part of this report:

Schedule II - Valuation Accounts

		Additions
	Balance at				Balance at
	Beginning	Charges to			End of
(in thousands)	of Period	Operations	Other	Deductions	Period
Year ended December 31, 2013:
Allowance for doubtful accounts(1)	$1,442	67	—	1,171	338

Year ended December 31, 2012:
Allowance for doubtful accounts(1)	$1,094	407	13	72	1,442

Year ended December 31, 2011:
Allowance for doubtful accounts(1)	$586	546	(23)	15	1,094

(1)	Deductions in the allowance for doubtful accounts represent write-offs, net of recoveries, of amounts determined to be uncollectible.

Report of Independent Registered Public Accounting Firm on Schedule

The Board of Directors and Shareholders

Benchmark Electronics, Inc.:

Under date of February 27, 2014, we reported on the consolidated balance sheets of Benchmark Electronics, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, included in this annual report on Form 10-K for the year 2013. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule II. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

(signed) KPMG LLP

Houston, Texas

February 27, 2014

(3)  Exhibits

                Each exhibit marked with an asterisk is filed with this Annual Report on Form 10-K.

      Exhibit

     Number                                                                                Description

          2.1             --        Agreement and Plan of Merger dated October 16, 2006 among the Company, Autobahn Acquisition Corp. and Pemstar Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated October 16, 2006 and filed on October 18, 2006 (Commission file number 1-10560)).

          3.1             --        Restated Articles of Incorporation of the Company dated May 10, 1990 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration Number 33-46316) (the “Registration Statement”)).

          3.2             --        Amendment to the Restated Articles of Incorporation of the Company adopted by the shareholders of the Company on May 20, 1997 (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (Commission file number 1-10560)).

          3.3             --        Amendment to the Restated Articles of Incorporation of the Company approved by the shareholders of the Company on August 13, 2002 (incorporated by reference to Exhibit 4.7 to the Company’s Form S-8 (Registration Number 333-103183)).

          3.4             --        Amended and Restated Bylaws of the Company dated May 18, 2006 (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K dated May 18, 2006 and filed on May 19, 2006 (Commission file number 1-10560)).

          3.5             --        Amendment to the Restated Articles of Incorporation of the Company approved by the shareholders of the Company on May 10, 2006 (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K dated October 16, 2006 and filed on October 16, 2006 (Commission file number 1-10560)).

        4.1             --        Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registration Statement).

          4.2             --        Amendment to the Restated Articles of Incorporation of the Company adopted by the shareholders of the Company on May 20, 1997 (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (Commission file number 1-10560)).

        4.3             --        Specimen form of certificate evidencing the Common Share (incorporated by reference to Exhibit 4.3 to the Registration Statement).

4.4             --         Amendment to the Restated Articles of Incorporation of the Company approved by the shareholders of the Company on August 13, 2002 (incorporated by reference to Exhibit 4.7 to the Company’s Form S-8 (Registration Number 333-103183)).

          4.5             --        Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K dated May 18, 2006 and filed on May 19, 2006 (Commission file number 1-10560)).

          4.6             --        Amendment to the Restated Articles of Incorporation of the Company approved by the shareholders of the Company on May 10, 2006 (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K dated October 16, 2006 and filed on October 16, 2006 (Commission file number 1-10560)).

          10.1           --        Form of Indemnity Agreement between the Company and its directors and executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (Commission file number 1-10560)).

          10.2           --        Benchmark Electronics, Inc. 2000 Stock Awards Plan (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 (Registration Number 333-54186)).

          10.3           --        Form of incentive stock option agreement for use under the 2000 Stock Awards Plan (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 (Registration Number 333-54186)).

          10.4           --        Form of phantom stock agreement for use under the 2000 Stock Awards Plan (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission file number 1-10560)).

          10.5           --        Form of nonqualified stock option agreement for use under the 2000 Stock Awards Plan (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 20088 (Commission file number 1-10560)).

          10.6           --        Form of restricted stock agreement for use under the 2000 Stock Awards Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated March 17, 2008 (Commission file number 1-10560)).

          10.7           --        Benchmark Electronics, Inc. Deferred Compensation Plan dated as of December 16, 2008 (incorporated by reference to Exhibit 99.1 to the Company’s Form S-8 (Registration Number 333-156202)).

          10.8           --        Fourth Amended and Restated Credit Agreement dated as of July 30, 2012 among the Company; the borrowing subsidiaries; the lenders party thereto; JPMorgan Chase Bank, N.A. as administrative agent, collateral agent and issuing lender; Bank of America, N.A., Wells Fargo Bank, N.A. and Comerica Bank as co-documentation agents; and J.P. Morgan Securities Inc. as lead arranger (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K dated July 30, 2012 and filed on August 3, 2012 (Commission file number 1-10560)).

          10.9           --        Employment Agreement between the Company and Donald F. Adam dated as of March 10, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated March 10, 2009 (Commission file number 1-10560)).

          10.10         --        Benchmark Electronics, Inc. 2002 Stock Option Plan for Non-Employee Directors (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed April 15, 2002 (Commission file number 1-10560)).

          10.11         --        Code of Conduct (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (Commission file number 1-10560)).

          10.12         --      Amendment No. 1 to the Benchmark Electronics, Inc. 2002 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 99.3 to the Company’s Form 8-K dated May 18, 2006 filed on May 19, 2006 (Commission file number 1-10560)).

          10.13         --        Benchmark Electronics, Inc. 2010 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (Registration Number 333-168426)).

          10.14         --      Form of option award agreement for use under the 2010 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-8 (Registration Number 333-168426)).

          10.15         --      Form of restricted share award agreement for use under the 2010 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-8 (Registration Number 333-168426)).

          10.16         --        Form of restricted stock unit award agreement for use under the 2010 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-8 (Registration Number 333-168426)).

          10.17         --        Employment Termination and Settlement Agreement dated November 8, 2011 between the Company and Cary T. Fu (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated November 8, 2011 (Commission file number 1-10560)).

          10.18         --      Amended and Restated Employment Agreement dated November 8, 2011 between the Company and Gayla J. Delly (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K dated November 8, 2011 (Commission file number 1-10560)).

          11              --        Statement regarding Computation of Per-Share Earnings (incorporated by reference to “Notes to Consolidated Financial Statements, Note 1(j) – Earnings Per Share” in Item 8 of this report).

        21*            --        Subsidiaries of Benchmark Electronics, Inc.

          23*            --        Consent of Independent Registered Public Accounting Firm concerning incorporation by reference in the Company’s Registration Statements on Form S-8 (Registration No. 333-28997, No. 333-101744, No. 333-156202 and No. 333-168427).

          31.1*         --        Section 302 Certification of Chief Executive Officer

          31.2*         --        Section 302 Certification of Chief Financial Officer

          32.1*         --        Section 1350 Certification of Chief Executive Officer

          32.2*         --        Section 1350 Certification of Chief Financial Officer

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

                                                                                                               BENCHMARK ELECTRONICS, INC.

                                                                                                                  By: /s/ Gayla J. Delly

                                                                                                                                             Gayla J. Delly

                                                                                                                                    Chief Executive Officer

                                                                                                                                    Date: February 27, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Name	Position	Date
/s/ Peter G. Dorflinger	Chairman of the Board	February 27, 2014
Peter G. Dorflinger

/s/ Gayla J. Delly	President, Chief Executive Officer and Director	February 27, 2014
Gayla J. Delly	(principal executive officer)

/s/ Donald F. Adam	Chief Financial Officer	February 27, 2014
Donald F. Adam	(principal financial and accounting officer)

/s/ Michael R. Dawson	Director	February 27, 2014
Michael R. Dawson

/s/ Douglas G. Duncan	Director	February 27, 2014
Douglas G. Duncan

/s/ Kenneth T. Lamneck	Director	February 27, 2014
Kenneth T. Lamneck

/s/ David W. Scheible	Director	February 27, 2014
David W. Scheible

/s/ Bernee D.L. Strom	Director	February 27, 2014
Bernee D.L. Strom

/s/ Clay C. Williams	Director	February 27, 2014
Clay C. Williams