Form 10-Q
period 2014-03-31
BENCHMARK ELECTRONICS INC
filed 2014-05-09
CIK 863436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10‑Q

_______________

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014.

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

As of May 7, 2014,  there were 53,910,772 Common Shares of Benchmark Electronics, Inc., par value $0.10 per share, outstanding.

TABLE OF CONTENTS

PART I

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	March 31,	December 31,
(in thousands, except par value)	2014	2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$394,194	$345,555
Accounts receivable, net of allowance for doubtful
accounts of $369 and $338, respectively	464,999	559,763
Inventories, net	443,203	396,699
Prepaid expenses and other assets	28,160	26,283
Income taxes receivable	2,803	3,231
Deferred income taxes	9,259	11,302
Total current assets	1,342,618	1,342,833
Long-term investments	9,906	9,921
Property, plant and equipment, net of accumulated
depreciation of $352,843 and $346,500 respectively	187,689	185,319
Goodwill, net	45,970	44,691
Deferred income taxes	33,071	33,856
Other, net	38,637	40,751
	$1,657,891	$1,657,371

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of capital lease obligations	$605	$582
Accounts payable	299,715	320,953
Income taxes payable	8,215	9,570
Accrued liabilities	67,646	67,272
Total current liabilities	376,181	398,377
Capital lease obligations, less current installments	9,366	9,521
Other long-term liabilities	21,599	20,369
Deferred income taxes	2,071	2,071
Shareholders’ equity:
Preferred shares, $0.10 par value; 5,000 shares
authorized, none issued	—	—
Common shares, $0.10 par value; 145,000 shares
authorized; issued – 54,117 and 53,936, respectively
outstanding – 54,006 and 53,825, respectively	5,401	5,383
Additional paid-in capital	649,536	644,594
Retained earnings	603,147	586,422
Accumulated other comprehensive loss	(9,138)	(9,094)
Less treasury shares, at cost; 111 shares	(272)	(272)
Total shareholders’ equity	1,248,674	1,227,033
Commitments and contingencies
	$1,657,891	$1,657,371

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share data)	2014	2013

Sales	$639,344	$542,444
Cost of sales	588,221	505,610
Gross profit	51,123	36,834
Selling, general and administrative expenses	28,153	22,399
Restructuring charges and integration and acquisition-related costs	2,109	442
Thailand flood related items, net of insurance	(1,571)	-
Income from operations	22,432	13,993
Interest expense	(476)	(459)
Interest income	515	414
Other income	26	316
Income before income taxes	22,497	14,264
Income tax expense	3,372	2,777
Net income	$19,125	$11,487

Earnings per share:
Basic	$0.36	$0.21
Diluted	$0.35	$0.21

Weighted-average number of shares outstanding:
Basic	53,650	54,796
Diluted	54,277	55,150

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended
	March 31,
(in thousands)	2014	2013

Net income	$19,125	$11,487
Other comprehensive loss:
Foreign currency translation adjustments	(27)	(638)
Unrealized loss on investments,
net of tax	(9)	(8)
Other	(8)	1
Other comprehensive loss	(44)	(645)
Comprehensive income	$19,081	$10,842

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders’ Equity
(unaudited)

					Accumulated
	Common Shares		Additional		Other		Total
	Shares	Par	Paid-in	Retained	Comprehensive	Treasury	Shareholders’
(in thousands)	Outstanding	Value	Capital	Earnings	Loss	Shares	Equity
Balances, December 31, 2013	53,825	$5,383	$644,594	$586,422	$(9,094)	$(272)	$1,227,033
Stock-based compensation expense	-	-	1,359	-	-	-	1,359
Shares repurchased and retired	(196)	(20)	(2,117)	(2,400)	-	-	(4,537)
Stock options exercised	304	30	5,781	-	-	-	5,811
Issuance of restricted shares, net of
forfeitures	86	9	(9)	-	-	-	-
Restricted shares withheld for taxes	(13)	(1)	(308)	-	-	-	(309)
Excess tax benefit of stock-based
compensation	-	-	236	-	-	-	236
Comprehensive income	-	-	-	19,125	(44)	-	19,081
Balances, March 31, 2014	54,006	$5,401	$649,536	$603,147	$(9,138)	$(272)	$1,248,674

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31,
(in thousands)	2014	2013
Cash flows from operating activities:
Net income	$19,125	$11,487
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	9,640	8,699
Amortization	1,158	927
Deferred income taxes	3,293	1,719
Gain on the sale of property, plant and equipment	393	(2)
Asset impairments	-	39
Thailand flood insurance recovery	(550)	-
Stock-based compensation expense	1,432	1,553
Excess tax benefit from stock-based compensation	(426)	(114)
Changes in operating assets and liabilities, net of effects from business acquisition:
Accounts receivable	94,818	40,218
Inventories	(46,512)	3,141
Prepaid expenses and other assets	(1,029)	6,129
Accounts payable	(21,147)	(8,786)
Accrued liabilities	1,189	(12,609)
Income taxes	(650)	(3,753)
Net cash provided by operations	60,734	48,648
Cash flows from investing activities:
Proceeds from sales and redemptions of investments	6	25
Additions to property, plant and equipment	(14,512)	(6,703)
Proceeds from the sale of property, plant and equipment	106	22
Additions to purchased software	(104)	(217)
Thailand flood property insurance proceeds	550	-
Other	363	-
Net cash used in investing activities	(13,591)	(6,873)
Cash flows from financing activities:
Proceeds from stock options exercised	5,811	3,321
Excess tax benefit from stock-based compensation	426	114
Principal payments on capital lease obligations	(132)	(112)
Share repurchases	(4,537)	(12,078)
Net cash provided by (used in) financing activities	1,568	(8,755)
Effect of exchange rate changes	(72)	(745)
Net increase in cash and cash equivalents	48,639	32,275
Cash and cash equivalents at beginning of year	345,555	384,579
Cash and cash equivalents at end of period	$394,194	$416,854

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

The condensed consolidated financial statements included herein have been prepared by the Company without an audit pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). The financial statements reflect all normal and recurring adjustments that in the opinion of management are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2013 (the 2013 10-K).

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in accordance with generally accepted accounting principles. Actual results could differ from those estimates.

Note 2 – Stock-Based Compensation

The Benchmark Electronics, Inc. 2000 Stock Awards Plan (the 2000 Plan) and the Benchmark Electronics, Inc. 2010 Omnibus Incentive Compensation Plan (the 2010 Plan) authorize the Company, upon recommendation of the compensation committee of the Board of Directors, to grant a variety of types of awards, including stock options, restricted shares, restricted stock units, stock appreciation rights, performance compensation awards, phantom stock awards and deferred share units, or any combination thereof, to any director, officer, employee or consultant (including any prospective director, officer, employee or consultant) of the Company. Stock options are granted to employees with an exercise price equal to the market price of the Company’s common shares on the date of grant, generally vest over a four-year period from the date of grant and have a term of ten years. Restricted shares and restricted stock unit awards granted to employees generally vest over a four-year period from the date of grant, subject to the continued employment of the employee by the Company. The 2000 Plan expired on February 16, 2010 and no additional grants can be made under that plan. The 2010 Plan was approved by the Company’s shareholders on May 18, 2010. Members of the Board of Directors who are not employees of the Company hold awards under the Benchmark Electronics, Inc. 2002 Stock Option Plan for Non-Employee Directors (the 2002 Plan). Stock options were granted pursuant to the 2002 Plan upon the occurrence of the non-employee director’s election or re-election to the Board of Directors. All awards under the 2002 Plan were fully vested upon the date of grant and have a term of ten years. The 2002 Plan was approved by the Company’s shareholders on May 14, 2002 and expired February 26, 2012. No additional grants may be made under the 2002 Plan. Non-employee directors are currently eligible to receive equity awards under the 2010 Plan. Beginning in 2011, awards under the 2010 Plan to non-employee directors were in the form of restricted stock units, which vest in equal quarterly installments over a one-year period, starting from the grant date. As of March 31, 2014, 1.3 million additional common shares were available for issuance under the Company’s existing plans.

All share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on their fair values. The total compensation cost recognized for stock-based awards was $1.4 million and $1.6 million for the three months ended March 31, 2014 and 2013, respectively. The total income tax benefit recognized in the income statements for stock-based awards was $0.6 million and $0.5 million for the three months ended March 31, 2014 and 2013, respectively. The compensation expense for stock-based awards includes an estimate for forfeitures and is recognized over the vesting period of the awards using the straight-line method. Cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards (excess tax benefits) are classified as cash flows from financing activities. Awards of restricted shares, restricted stock units, and performance-based restricted stock units are valued at the closing market price of the Company’s common shares on the date of grant. For restricted stock unit awards with performance conditions, compensation expense is based on the probability that the performance goals will be achieved, which is monitored by management throughout the requisite service period. If it becomes probable, based on the Company’s expectation of performance during the measurement period, that more or less than the previous estimate of the awarded shares will vest, an adjustment to stock-based compensation expense is recognized as a change in accounting estimate.

As of March 31, 2014, the unrecognized compensation cost and remaining weighted-average amortization period related to stock-based awards were as follows:

Performance-
based
			Restricted	Restricted
	Stock	Restricted	Stock	Stock
(in thousands)	Options	Shares	Units	Units(1)
Unrecognized compensation cost	$5,824	$1,795	$7,359	$2,543
Remaining weighted-average
amortization period	2.4 years	1.6 years	3.2 years	2.4 years

(1) Based on the probable achievement of the performance goals identified in each award.

During the three months ended March 31, 2014 and 2013, the Company issued 0.3 million and 0.3 million stock options, respectively. The fair value of the stock options issued was estimated using the Black-Scholes option pricing model. The weighted-average assumptions used to value the options granted during the three months ended March 31, 2014 and 2013, were as follows:

	Three Months Ended
	March 31,
	2014	2013
Expected term of options	7.0 years	7.4 years
Expected volatility	39%	42%
Risk-free interest rate	1.998%	1.396%
Dividend yield	zero	zero

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

The weighted-average fair value per option granted during the three months ended March 31, 2014 and 2013 was $9.74 and $7.87, respectively. The total cash received by the Company as a result of stock option exercises for the three months ended March 31, 2014 and 2013 was approximately $5.8 million and $3.3 million, respectively. The actual tax benefit realized as a result of stock option exercises and the vesting of other share-based awards during the three months ended March 31, 2014 and 2013 was $1.8 million and $1.0 million, respectively. For the three months ended March 31, 2014 and 2013, the total intrinsic value of stock options exercised was $1.5 million and $0.8 million, respectively.

The Company issued performance-based restricted stock unit awards to employees during the three months ended March 31, 2014 and 2013. The number of performance-based restricted stock unit awards that will ultimately be earned will not be determined until the end of the performance periods, which are December 31, 2015 and 2016, and may vary from as low as zero to as high as three times the target number depending on the level of achievement of certain performance goals. The level of achievement of these goals is based upon the audited financial results of the Company for the last full calendar year within the performance period (the years ending December 31, 2015 and 2016). The performance goals consist of certain levels of achievement using the following financial metrics: revenue growth, operating income margin expansion, and return on invested capital. If the performance goals are not met based on the Company’s financial results, the applicable performance-based restricted stock unit awards will not vest and will be forfeited. Forfeited performance-based restricted stock unit awards will be available for issuance under the 2010 Plan.

The following table summarizes the activities relating to the Company’s stock options:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
(in thousands, except per share data)	Options	Price	Term (Years)	Value
Outstanding as of December 31, 2013	3,084	$19.79
Granted	313	$22.99
Exercised	(304)	$19.09
Forfeited or expired	(4)	$22.81
Outstanding as of March 31, 2014	3,089	$20.18	5.12	$9,897
Exercisable as of March 31, 2014	2,287	$20.48	3.52	$7,115

The aggregate intrinsic value in the table above is before income taxes and is calculated as the difference between the exercise price of the underlying options and the Company’s closing stock price as of the last business day of the period ended March 31, 2014 for options that had exercise prices that were below the closing price.

The following table summarizes the activities related to the Company’s restricted shares:

		Weighted-
		Average
		Grant Date
(in thousands, except per share data)	Shares	Fair Value
Non-vested shares outstanding as of December 31, 2013	194	$16.56
Vested	(75)	$16.89
Forfeited	(1)	$16.96
Non-vested shares outstanding as of March 31, 2014	118	$16.36

The following table summarizes the activities related to the Company’s time-based restricted stock unit awards:
		Weighted-
		Average
		Grant Date
(in thousands, except per share data)	Shares	Fair Value
Non-vested shares outstanding as of December 31, 2013	303	$17.48
Granted	172	$22.99
Vested	(86)	$17.45
Forfeited	(1)	$19.55
Non-vested shares outstanding as of March 31, 2014	388	$19.92

The following table summarizes the activities related to the Company’s performance-based restricted stock unit awards:
		Weighted-
		Average
		Grant Date
(in thousands, except per share data)	Shares	Fair Value
Non-vested shares outstanding as of December 31, 2013	215	$16.78
Granted(1)	62	$22.99
Non-vested shares outstanding as of March 31, 2014	277	$18.18
(1)Represents target number of shares that can vest based on the achievement of the performance goals.

Note 3 – Earnings Per Share

Basic earnings per share is computed using the weighted-average number of shares outstanding. Diluted earnings per share is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding stock equivalents during the three months ended March 31, 2014 and 2013. Stock equivalents include common shares issuable upon the exercise of stock options and other equity instruments, and are computed using the treasury stock method. Under the treasury stock method, the exercise price of a share, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of estimated tax benefits that would be recorded in paid-in-capital, if any, when the share is exercised are assumed to be used to repurchase shares in the current period.

The following table sets forth the calculation of basic and diluted earnings per share.
	Three Months Ended
	March 31,
(in thousands, except per share data)	2014	2013
Net income	$19,125	$11,487

Denominator for basic earnings per share -
weighted-average number of common
shares outstanding during the period	53,650	54,796
Incremental common shares attributable to
exercise of outstanding dilutive options	436	215
Incremental common shares attributable
to outstanding restricted shares, and
restricted stock units	191	139
Denominator for diluted earnings per share	54,277	55,150

Basic earnings per share	$0.36	$0.21
Diluted earnings per share	$0.35	$0.21

Options to purchase 1.0 million and 3.3 million common shares for the three months ended March 31, 2014 and 2013, respectively, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

Note 4 – Goodwill and Other Intangible Assets

The changes in goodwill allocated to the Company’s reportable segments were as follows for the three months ended March 31, 2014:

(in thousands)	Americas	Asia	Total
Goodwill at December 31, 2013	$6,641	$38,050	$44,691
Purchase accounting adjustments	1,227	52	1,279
Goodwill at March 31, 2014	$7,868	$38,102	$45,970

The purchase accounting adjustments are based on management’s estimates resulting from review of information obtained after the acquisition date that relates to facts and circumstances that existed at the acquisition date. See note 16 to the condensed consolidated financial statements for additional information.

Other assets consist primarily of acquired identifiable intangible assets, capitalized purchased software costs and assets held for sale. Other intangible assets as of March 31, 2014 and December 31, 2013 were as follows:

	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
Customer relationships	$33,347	$(13,731)	$19,616
Technology licenses	11,300	(9,023)	2,277
Other	868	(172)	696
Other intangible assets, March 31, 2014	$45,515	$(22,926)	$22,589

	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
Customer relationships	$33,348	$(12,900)	$20,448
Technology licenses	11,300	(8,999)	2,301
Other	868	(166)	702
Other intangible assets, December 31, 2013	$45,516	$(22,065)	$23,451

Customer relationships are being amortized on a straight-line basis over a period of ten years. Technology licenses are being amortized over their estimated useful lives in proportion to the economic benefits consumed. Amortization of other intangible assets for the three months ended March 31, 2014 and 2013 was $0.9 million and $0.6 million, respectively.

The estimated future amortization expense of other intangible assets for each of the next five years is as follows (in thousands):

Year ending December 31,	Amount
2014 (remaining nine months)	$2,927
2015	4,123
2016	4,094
2017	1,923
2018	1,574

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

Interest on outstanding borrowings under the U.S. Credit Agreement is payable quarterly, at the Company’s option, at either LIBOR plus 1.75% to 2.75% or a prime rate plus 0.75% to 1.75%, based upon the Company’s leverage ratio as specified in the U.S. Credit Agreement. A commitment fee of 0.30% to 0.40% per annum (based upon the Company’s liquidity ratio as specified in the U.S. Credit Agreement) on the unused portion of the revolving credit line is payable quarterly in arrears. As of both March 31, 2014 and December 31, 2013, the Company had no borrowings outstanding under the U.S. Credit Agreement, $0.8 million in outstanding letters of credit and $199.2 million was available for future borrowings.

The U.S. Credit Agreement is secured by the Company’s domestic inventory and accounts receivable, 100% of the stock of the Company’s domestic subsidiaries and 65% of the voting capital stock of each direct foreign subsidiary and substantially all other tangible and intangible assets of the Company and its domestic subsidiaries. The U.S. Credit Agreement contains customary financial covenants as to debt leverage and fixed charges, and restricts our ability to incur additional debt, pay dividends, repurchase shares, sell assets and merge or consolidate with other persons. As of both March 31, 2014 and December 31, 2013, the Company was in compliance with all such covenants and restrictions.

The Company’s Thailand subsidiary has a multi-purpose credit facility with Kasikornbank Public Company Limited (the Thai Credit Facility) that provides for approximately $10.7 million (350 million Thai baht) in working capital availability. The Thai Credit Facility is secured by land and buildings in Thailand owned by the Company. Availability of funds under the Thai Credit Facility is reviewed annually and is currently accessible through October 2014. As of both March 31, 2014 and December 31, 2013, the Company’s Thailand subsidiary had no working capital borrowings outstanding.

Note 6 – Inventories
Inventory costs are summarized as follows:
	March 31,	December 31,
(in thousands)	2014	2013
Raw materials	$284,736	$245,455
Work in process	92,964	84,710
Finished goods	65,503	66,534
	$443,203	$396,699

Note 7 – Income Taxes
Income tax expense (benefit) consists of the following:
	Three Months Ended
	March 31,
(in thousands)	2014	2013
Federal – Current	$60	$(666)
Foreign – Current	(29)	1,660
State – Current	48	64
Deferred	3,293	1,719
	$3,372	$2,777

In 2014, income tax expense differs from the amount computed by applying the U.S. federal statutory income tax rate to income before income tax primarily due to the mix of taxable income by taxing jurisdiction, the impact of tax incentives and tax holidays in foreign locations, and state income taxes (net of federal benefit).

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

The Company has been granted certain tax incentives, including tax holidays, for its subsidiaries in China, Malaysia and Thailand that will expire at various dates, unless extended or otherwise renegotiated, through 2015, 2015 and 2026, respectively, and are subject to certain conditions with which the Company expects to comply. The Company’s Chinese subsidiary had a tax incentive that expired at the end of 2012. During the first quarter of 2014, this tax incentive was extended until 2015 and was retroactively applied to the 2013 calendar year. The tax adjustment for the retroactive income tax incentive for 2013 totaling $1.2 million was recorded as of March 31, 2014. The net impact of all of these tax incentives was to lower income tax expense for the three months ended March 31, 2014 and 2013 by approximately $3.2 million (approximately $0.06 per diluted share) and $1.3 million (approximately $0.02 per diluted share), respectively as follows:

	Three Months Ended
	March 31,
(in thousands)	2014	2013
China	$1,507	$-
Malaysia	474	241
Thailand	1,253	1,059
	$3,234	$1,300

As of March 31, 2014, the total amount of the reserve for uncertain tax benefits including interest and penalties was $21.3 million. The reserve is classified as a current or long-term liability in the consolidated balance sheet based on the Company’s expectation of when the items will be settled. The amount of accrued potential interest and penalties on unrecognized tax benefits included in the reserve as of March 31, 2014, was $1.6 million and $1.6 million, respectively. No material changes affected the reserve during the three months ended March 31, 2014. A subsidiary of the Company in Thailand has filed for a refund of $8.0 million of previously paid income taxes applicable to the years 2004 and 2005, which is included in other assets. The Thai tax authorities conducted an initial examination of the applicable refund filings. During 2011, the Company recorded a reserve for uncertain benefits of $7.1 million against this refund claim. During the fourth quarter of 2012, the Company received official notification that the tax authorities had rejected its refund claim. The Company has filed an appeal of the rejected refund claim with the tax authorities and is currently awaiting their decision.

The Company and its subsidiaries in Brazil, China, Ireland, Luxembourg, Malaysia, Mexico, the Netherlands, Romania, Singapore, Thailand and the United States remain open to examination by the various local taxing authorities, in total or in part, for fiscal years 2004 to 2013.

The Company is subject to examination by tax authorities for varying periods in various U.S. and foreign tax jurisdictions. During the course of such examinations, disputes occur as to matters of fact and/or law. Also, in most tax jurisdictions the passage of time without examination will result in the expiration of applicable statutes of limitations thereby precluding the taxing authority from conducting an examination of the tax period(s) for which such statute of limitation has expired. The Company believes that it has adequately provided for its tax liabilities.

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

	Three Months Ended
	March 31,
(in thousands)	2014	2013
Net sales:
Americas	$411,501	$300,839
Asia	238,785	226,060
Europe	34,161	36,698
Elimination of intersegment sales	(45,103)	(21,153)
	$639,344	$542,444

Depreciation and amortization:
Americas	$4,720	$3,865
Asia	4,187	4,278
Europe	734	652
Corporate	1,157	831
	$10,798	$9,626

Income from operations:
Americas	$15,559	$9,918
Asia	18,220	11,043
Europe	780	1,805
Corporate and intersegment eliminations	(12,127)	(8,773)
	$22,432	$13,993

Capital expenditures:
Americas	$10,477	$4,112
Asia	2,982	1,631
Europe	1,019	857
Corporate	138	320
	$14,616	$6,920

	March 31,	December 31,
	2014	2013
Total assets:
Americas	$718,496	$702,378
Asia	677,711	658,668
Europe	223,966	255,644
Corporate and other	37,718	40,681
	$1,657,891	$1,657,371

Geographic net sales information reflects the destination of the product shipped. Long-lived assets information is based upon the physical location of the asset.
	Three Months Ended
	March 31,
(in thousands)	2014	2013
Geographic net sales:
United States	$382,263	$386,537
Asia	180,052	86,090
Europe	56,161	58,966
Other Foreign	20,868	10,851
	$639,344	$542,444

	March 31,	December 31,
	2014	2013
Long-lived assets:
United States	$96,628	$96,287
Asia	96,207	98,816
Europe	9,750	10,333
Other Foreign	23,741	20,634
	$226,326	$226,070

Note 9 – Supplemental Cash Flow Information
The following is additional information concerning supplemental disclosures of cash payments.
	Three Months Ended
	March 31,
(in thousands)	2014	2013
Income taxes paid, net	$703	$4,688
Interest paid	442	424

Note 10 – Contingencies

The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Note 11 – Impact of Recently Enacted Accounting Standards

In March 2013, the Financial Accounting Standards Board (FASB) issued a new accounting standard on foreign currency matters that clarifies the guidance of a parent company’s accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. Under this standard, a parent company that ceases to have a controlling financial interest in a foreign subsidiary or group of assets within a foreign entity shall release any related cumulative translation adjustment into net income only if a sale or transfer results in complete or substantially complete liquidation of the foreign entity. The Company will apply the guidance prospectively to any derecognition events occurring after January 1, 2014.

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

The Company recognized restructuring charges during 2014, 2013  and 2012  primarily related to the closure of facilities, capacity reduction and reductions in workforce in certain facilities across various regions. These charges were recorded pursuant to plans developed and approved by management.

The following table summarizes the 2014  activity in the accrued restructuring balances related to the various restructuring activities initiated prior to March 31, 2014:

	Balance as of				Foreign	Balance as of
	December 31,	Restructuring	Cash	Non-Cash	Exchange	March 31,
(in thousands)	2013	Charges	Payment	Activity	Adjustments	2014
2014 Restructuring:
Severance	$-	$181	$(181)	$-	$-	$-
	-	181	(181)	-	-	-
2013 Restructuring:
Severance	120	178	(157)	-	(1)	140
Other exit costs	833	(178)	(264)	(105)	17	303
	953	-	(421)	(105)	16	443

2012 Restructuring:
Severance	34	-	(30)	-	-	4
Other exit costs	104	-	(23)	-	(9)	72
	138	-	(53)	-	(9)	76
Total	$1,091	$181	$(655)	$(105)	$7	$519

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

The carrying amounts of cash equivalents, accounts receivable, accrued liabilities, accounts payable and capital lease obligations approximate fair value. As of March 31, 2014, $11.3 million (par value) of long-term investments were recorded at fair value. The long-term investments consist of auction rate securities, primarily secured by guaranteed student loans backed by a U.S. government agency, and are classified as available-for-sale. The contractual maturity of these securities is over ten years.

These long-term investments were valued using Level 3 inputs as of March 31, 2014, as the assets were subject to valuation using significant unobservable inputs. The Company estimated the fair value of each security with the assistance of an independent valuation firm using a discounted cash flow model to calculate the present value of projected cash flows based on a number of inputs and assumptions, including the security structure and terms, the current market conditions and the related impact on the expected weighted-average life, interest rate estimates and default risk of the securities.

As of March 31, 2014, the Company had recorded an unrealized loss of $1.4 million on the long-term investments based upon this valuation. This unrealized loss reduced the fair value of the Company’s auction rate securities as of March 31, 2014 to $9.9 million. These investments have been in an unrealized loss position for greater than 12 months. The Company determined that there was no credit loss associated with its auction rate securities as of March 31, 2014 as shown by the cash flows expected to be received over the remaining life of the securities.

The following table provides a reconciliation of the beginning and ending balance of the Company’s auction rate securities classified as long-term investments measured at fair value using significant unobservable inputs (Level 3 inputs):

(in thousands)	2014	2013
Balance as of January 1	$9,921	$10,324
Net unrealized losses included in other comprehensive loss	(9)	(8)
Sales of investments at par value	(6)	(25)
Balance as of March 31	$9,906	$10,291

Unrealized losses still held as of March 31	$1,442	$1,859

The cumulative unrealized loss is included as a component of accumulated other comprehensive loss within shareholders’ equity in the accompanying consolidated balance sheet. As of March 31, 2014, there were no long-term investments measured at fair value using Level 1 or Level 2 inputs. All income generated from these investments is recorded as interest income.

Note 14 – Thailand Flood Related Items

The Company’s facilities in Ayudhaya, Thailand were flooded and remained closed from October 13, 2011 to December 20, 2011. As a result of the flooding and temporary closing of these facilities, the Company incurred property losses and flood related costs during 2012 and 2011 which were partially offset by insurance recoveries. During the quarter ended March 31, 2014, Thailand flood related items resulted in a gain of $1.6 million of insurance proceeds. The recovery process with the insurance carriers is complete.

As a result of the flooding, the Company has been unable to renew or otherwise obtain adequate cost-effective flood insurance to cover assets at its facilities in Thailand. The Company continues to monitor the insurance market in Thailand. In the event the Company was to experience a significant uninsured loss in Thailand or elsewhere, it could have a material adverse effect on its business, financial condition and results of operations.

Note 15 – Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component are as follows:

	Foreign	Unrealized
	currency	loss on
	translation	investments,
(in thousands)	adjustments	net of tax	Other	Total
Balances, December 31, 2013	$(8,090)	$(1,433)	$429	$(9,094)
Other comprehensive loss before
reclassifications	(27)	(9)	—	(36)
Amounts reclassified from accumulated
other comprehensive loss	—	—	(8)	(8)
Net current period other comprehensive loss	(27)	(9)	(8)	(44)
Balances, March 31, 2014	$(8,117)	$(1,442)	$421	$(9,138)

Amounts reclassified from accumulated other comprehensive loss during the three months ended March 31, 2014 affected selling, general and administrative expenses.

Note 16 – Acquisitions

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

The following is an estimate of the purchase price for Suntron and the preliminary purchase price allocation (in thousands):

Purchase price paid	$19,332
Cash acquired	(62)
Purchase price, net of cash received	$19,270

Integration and acquisition-related costs for the three months ended March 31, 2014	$7

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$62
Accounts receivable	11,561
Inventories	14,686
Other current assets	1,072
Property, plant and equipment	1,869
Other assets	255
Deferred income taxes	3,893
Current liabilities	(13,785)
Other long-term liabilities	(281)
Total identifiable net assets	$19,332

On October 2, 2013, the Company acquired all of the outstanding common stock of CTS Electronics Manufacturing Solutions, Inc. and CTS Electronics Corporation (Thailand) Ltd., the full-service EMS segment of CTS Corporation (CTS), for $75 million (the CTS Acquisition). The acquired business had five locations (4 in North America and 1 in Asia) and approximately 1,000 employees. The CTS Acquisition expanded the Company’s portfolio of customers in non-traditional and highly regulated markets and strengthened the depth and scope of the Company’s new product express capabilities on the West Coast.

Based on management’s estimates resulting from review of information obtained after the acquisition date that relates to facts and circumstances that existed at the acquisition date, the purchase price allocation was adjusted resulting in additional goodwill during the three months ended March 31, 2014. See note 4 to the condensed consolidated financial statements for additional information. The allocation of the CTS Acquisition’s net purchase price resulted in $8.1 million of goodwill. The following is an estimate of the purchase price for CTS and the preliminary purchase price allocation (in thousands):

Purchase price paid	$75,982
Cash acquired	(981)
Purchase price, net of cash received	$75,001

Integration and acquisition-related costs for the three months ended March 31, 2014	$1,921

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$981
Accounts receivable	32,480
Inventories	40,494
Other current assets	1,472
Property, plant and equipment	15,175
Goodwill	8,058
Customer relationships intangible	15,500
Other assets	129
Deferred income taxes	(1,620)
Current liabilities	(36,687)
Total identifiable net assets	$75,982

The following summary pro forma condensed consolidated financial information reflects the Suntron and CTS Acquisitions as if they had occurred on January 1, 2012 for purposes of the 2013 statement of income. This summary pro forma information is not necessarily representative of what the Company’s results of operations would have been had these acquisitions in fact occurred on January 1, 2012 and is not intended to project the Company’s results of operations for any future period.

Pro forma condensed consolidated financial information for the three months ended March 31, 2013 (in thousands) (unaudited):

Net sales	$613,813
Net income	$9,668

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report to “the Company,” “Benchmark,” “we,” or “us” mean Benchmark Electronics, Inc. together with its subsidiaries. The following discussion and analysis contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” “will,” or the negative of those terms or other variations of them or comparable terminology. In particular, statements, express or implied, concerning future operating results or the ability to generate sales, income or cash flow are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions, including those discussed under Part II, Item 1A of this report. The future results of our operations may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results are beyond our ability to control or predict. Undue reliance should not be placed on any forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying notes and our 2013 10-K.

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

As our customers have continued to expand their globalization strategy, we have continued to make the necessary changes to align our business operations with their demand. In support of our growth, we make acquisitions from time to time that expand our global reach, customer access and product capabilities. We believe that our global manufacturing presence increases our ability to be responsive to our customers’ needs by providing accelerated time-to-market and time-to-volume production of high quality products. These capabilities enable us to build stronger strategic relationships with our customers and to become a more integral part of their operations. Our customers face challenges in planning, procuring and managing their inventories efficiently due to customer demand fluctuations, product design changes, short product life cycles and component price fluctuations. We employ production management systems to manage their procurement and manufacturing processes in an efficient and cost-effective manner so that, where possible, components arrive on a just-in-time, as-and-when-needed basis. We are a significant purchaser of electronic components and other raw materials, and can capitalize on the economies of scale associated with our relationships with suppliers to negotiate price discounts, obtain components and other raw materials that are in short supply, and return excess components. Our expertise in supply chain management and our relationships with suppliers across the supply chain enables us to reduce our customers’ cost of goods sold and inventory exposure.

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

Our cost of sales includes the cost of materials, electronic components and other items that comprise the products we manufacture, the cost of labor and manufacturing overhead and adjustments for excess and obsolete inventory. Our procurement of materials for production requires us to commit significant working capital to our operations and to manage the purchasing, receiving, inspection and stocking of materials. Although we bear the risk of fluctuations in the cost of materials and excess scrap, we periodically negotiate cost of materials adjustments with our customers. Our gross margin for any product depends on the sales price, the proportionate mix of the cost of materials in the product and the cost of labor and manufacturing overhead allocated to the product. We typically have the potential to realize higher gross margins on products where the proportionate level of labor and manufacturing overhead is greater than that of materials. As we gain experience in manufacturing a product, we usually achieve increased efficiencies, which result in lower labor and manufacturing overhead costs for that product and higher gross margins. Our operating results are impacted by the level of capacity utilization of manufacturing facilities. Operating income margins typically improve during periods of high production volume and high capacity utilization. During periods of low production volume, we generally have idle capacity and reduced operating income margins.

Recent Acquisitions

On June 3, 2013, we acquired all of the outstanding common stock of Suntron for $19.3 million in cash subject to a final purchase adjustment in accordance with the acquisition agreement. The Suntron Acquisition added two manufacturing facilities, Tijuana, Mexico and Phoenix, Arizona, and strengthened our capabilities and global reach to better serve our customers in the aerospace and defense industries.

On October 2, 2013, we acquired all of the outstanding common stock of CTS Electronics Manufacturing Solutions, Inc. and CTS Electronics Corporation (Thailand) Ltd., the full-service EMS segment of CTS, for $75 million. The acquired business has five locations (four in North America and one in Asia) and approximately 1,000 employees. The CTS Acquisition expanded our portfolio of customers in non-traditional and highly regulated markets and strengthened the depth and scope of our new product express capabilities on the West Coast.

Summary of 2014 Results

Sales for the three months ended March 31, 2014, increased 18% to $639.3 million compared to $542.4 million for the same period of 2013. During the three months ended March 31, 2014, sales to customers in our various industry groups fluctuated as follows from 2013:

•       computers and related products for business enterprises industry decreased by 5%,

•       industrial control equipment industry increased by 19%,

•       telecommunication equipment industry increased by 22%,

•       medical devices industry increased by 5%, and

•       testing and instrumentation products industry increased by 96%.

The overall increase in sales is primarily due to the impact of the Suntron and CTS Acquisitions, new programs and new customers.

Our future sales are dependent on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on us. A substantial percentage of our sales have been made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. Sales to our ten largest customers represented 50% and 52% of our sales in the three months ended March 31, 2014 and 2013, respectively. Our largest customer represented 10% and 15% of our sales during the three months ended March 31, 2014 and 2013, respectively.

Our gross profit as a percentage of sales increased to 8.0% for the three months ended March 31, 2014 from 6.8% in the same period of 2013, primarily due to higher sales volumes, changes in the mix of programs and the impact of the Suntron and CTS Acquisitions. We experience fluctuations in gross profit from period to period. Different programs contribute different gross profits depending on factors such as the types of services involved, location of production, size of the program, complexity of the product and level of material costs associated with the various products. Moreover, new programs can contribute relatively less to our gross profit in their early stages when manufacturing volumes are usually lower, resulting in inefficiencies and unabsorbed manufacturing overhead costs. In addition, a number of our new and higher volume programs remain subject to competitive constraints that could exert downward pressure on our margins. During periods of low production volume, we generally have idle capacity and reduced gross profit.

We have undertaken initiatives to restructure our business operations with the intention of improving utilization and realizing cost savings in the future. During the three months ended March 31, 2014, we recognized $2.1 million of restructuring charges and integration and acquisition-related costs, primarily related to integration costs of the CTS Acquisition.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Our significant accounting policies are summarized in Note 1 to the Consolidated Financial Statements included in our 2013 10-K. See Note 11  to the Condensed Consolidated Financial Statements for a discussion of recently enacted accounting principles.

RESULTS OF OPERATIONS

The following table presents the percentage relationship that certain items in our Condensed Consolidated Statements of Income bear to sales for the periods indicated. The financial information and the discussion below should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto in Item 1 of this report.

	Three Months Ended
	March 31,
	2014	2013
Sales	100.0%	100.0%
Cost of sales	92.0	93.2
Gross profit	8.0	6.8
Selling, general and administrative expenses	4.4	4.1
Restructuring charges and integration and acquisition-related costs	0.3	0.1
Thailand flood related items, net of insurance	(0.2)	0.0
Income from operations	3.5	2.6
Other income, net	0.0	0.0
Income before income taxes	3.5	2.6
Income tax expense	0.5	0.5
Net income	3.0%	2.1%

Sales

Sales for the first quarter of 2014  were $639.3 million, an 18% increase from sales of $542.4 million for the same quarter in 2013. The increase in sales is primarily due to the impact of the Suntron and CTS Acquisitions, new programs and new customers. The following table sets forth, for the periods indicated, the percentages of our sales by industry sector.

	Three Months Ended
	March 31,
	2014	2013
Computers and related products for business
enterprises	20%	25%
Industrial control equipment	29	29
Telecommunication equipment	27	26
Medical devices	11	13
Testing and instrumentation products	13	7
	100%	100%

Computers and Related Products for Business Enterprises Sales to customers in the computers and related products for business enterprises industry for the first quarter of 2014 decreased 5% to $130.8 million from $137.3 million for the same quarter of 2013. The decrease in sales is primarily due to the timing of program ramps and transitions as well as lower demand from our customers.

Industrial Control Equipment Sales to customers in the industrial control equipment industry (which includes equipment for the aerospace and defense industry) for the first quarter of 2014  increased 19% to $185.5 million from $155.5 million for the same quarter of 2013 primarily as a result of the impact of the Suntron and CTS Acquisitions, new programs and new customers.

Telecommunication Equipment Sales to customers in the telecommunication equipment industry for the first quarter of 2014  increased 22% to $169.7 million from $139.1 million for the same quarter of 2013. The increase in sales is primarily due to the impact of the Suntron and CTS Acquisitions, new programs and new customers.

Medical Devices Sales to customers in the medical devices industry for the first quarter of 2014  increased 5% to $72.9 million from $69.4 million for the same quarter of 2013 as a result of new programs and the impact of the Suntron and CTS Acquisitions.

Testing and Instrumentation Products Sales to customers in the testing and instrumentation products industry for the first quarter of 2014  increased 96% to $80.4 million from $41.1 million for the same quarter of 2013 as a result of new programs, improvement in the semiconductor industry and the impact of the Suntron and CTS Acquisitions.

Our future sales are dependent on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on us.

A substantial percentage of our sales have been made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. Sales to our ten largest customers represented 50% and 52% of our sales in the three months ended March 31, 2014 and 2013, respectively. Our largest customer represented 10% and 15% of our sales during the three months ended March 31, 2014 and 2013, respectively.

Our international operations are subject to the risks of doing business abroad. See Part II, Item 1A of this report for factors pertaining to our international sales and fluctuations in the exchange rates of foreign currency and for further discussion of potential adverse effects in operating results associated with the risks of doing business abroad. During the first three months of 2014 and 2013, 50% and 53%, respectively, of our sales were from our international operations.

Gross Profit

Gross profit increased 39% to $51.1 million for the three months ended March 31, 2014 from $36.8 million in the same period of 2013 primarily due to higher sales volumes, changes in the mix of programs and the impact of the acquisitions. Gross profit as a percentage of sales increased to 8.0% for the three months ended March 31, 2014 from 6.8% in the same period of 2013, primarily due to higher sales volumes, changes in the mix of programs and the impact of the acquisitions. We experience fluctuations in gross profit from period to period. Different programs contribute different gross profits depending on factors such as the types of services involved, location of production, size of the program, complexity of the product and level of material costs associated with the various products. Moreover, new programs can contribute relatively less to our gross profit in their early stages when manufacturing volumes are usually lower, resulting in inefficiencies and unabsorbed manufacturing overhead costs. In addition, a number of our new and higher volume programs remain subject to competitive constraints that could exert downward pressure on our margins. During periods of low production volume, we generally have idle capacity and reduced gross profit.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by 26% to $28.2 million in the first quarter of 2014 compared to $22.4 million in the first quarter of 2013 primarily as a result of the Suntron and CTS Acquisitions in addition to expenses to support increased volumes. Selling, general and administrative expenses, as a percentage of sales, were 4.4% and 4.1%, respectively, for the first quarters of 2014 and 2013. The increase in selling, general and administrative expenses as a percentage of sales is primarily associated with the impact of the Suntron and CTS Acquisitions.

Restructuring Charges and Integration and Acquisition-Related Costs

During the three months ended March 31, 2014, we recognized $2.1 million of restructuring charges and integration and acquisition-related costs, primarily related to integration costs of the CTS Acquisition. See Note 12 and Note 16 to the Condensed Consolidated Financial Statements in Item 1 of this report.

Thailand Flood Related Items

During the three months ended March 31, 2014, we received $1.6 million of insurance proceeds. The recovery process with our insurance carriers is complete. See Note 14 to the Condensed Consolidated Financial Statements in Item 1 of this report.

Income Tax Expense

Income tax expense of $3.4 million represented an effective tax rate of 15.0% for the three months ended March 31, 2014, compared with $2.8 million that represented an effective tax rate of 19.5% for the same period in 2013. We had a tax incentive in China that expired at the end of 2012. During the first quarter of 2014, this tax incentive was extended until 2015 and was retroactively applied to the 2013 calendar year. The tax adjustment for the retroactive income tax incentive for 2013 of $1.2 million was recorded as a discrete tax benefit as of March 31, 2014. In 2013, we recorded a discrete tax benefit of approximately $0.8 million related to the American Taxpayer Relief Act of 2012 (ATRA) consisting of research and experimentation credits and decreases in U.S. taxable income related to previously taxed foreign transactions. The ATRA retroactively restored the research and experimentation credit and other U.S. income tax benefits for 2012 and extended these provisions through the end of 2013. Excluding these tax items, the effective tax rate would have been 20.4% in 2014 compared to 25.4% in 2013. The decrease in the effective tax rate is primarily a result of the new tax incentive granted in China for 2014 and higher taxable income in geographies with lower tax rates. We have been granted certain tax incentives, including tax holidays, for our subsidiaries in China, Malaysia and Thailand that will expire at various dates, unless extended or otherwise renegotiated through 2015, 2015 and 2026, respectively. See Note 7 to the Condensed Consolidated Financial Statements in Item 1 of this report.

Net Income

We reported net income of $19.1 million, or diluted earnings per share of $0.35 for the first three months of 2014, compared with net income of $11.5 million, or diluted earnings per share of $0.21 for the same period of 2013. The net increase of $7.6 million from 2013 was primarily due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our growth and operations through funds generated from operations and proceeds from the sale and maturity of our investments. Cash and cash equivalents totaled $394.2 million at March 31, 2014 and $345.6 million at December 31, 2013, of which $336.2 million at March 31, 2014 and $307.3 million at December 31, 2013 was held outside the U.S. in various foreign subsidiaries. Substantially all of the amounts held outside of the U.S. are intended to be permanently reinvested in foreign operations. Under current tax laws and regulations, if cash and cash equivalents held outside the U.S. were to be distributed to the U.S. in the form of dividends or otherwise, we would be subject to additional U.S. income taxes and foreign withholding taxes.

Cash provided by operating activities was $60.7 million for the three months ended March 31, 2014, which included $1.1 million of Thailand flood insurance recoveries. The cash provided by operations during 2014 consisted primarily of $19.1 million of net income adjusted for $10.8 million of depreciation and amortization, and a $94.8 million decrease in accounts receivable offset by a $46.5 million increase in inventories and a $21.1 million decrease in accounts payable. The decrease in accounts receivable was primarily driven by the fluctuation of sales from the fourth quarter of 2013 to the first quarter of 2014. Inventories have increased in support of new program ramps expected in the second and third quarters of

2014. Working capital was $966.4 million at March 31, 2014 and $944.5 million at December 31, 2013.

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

Cash used in investing activities was $13.6 million for the three months ended March 31, 2014 primarily due to purchases of additional property, plant and equipment totaling $14.5 million. Purchases of additional property, plant and equipment were primarily of machinery and equipment in the Americas.

Cash provided by financing activities was $1.6 million for the three months ended March 31, 2014. Share repurchases totaled $4.5 million, and we received $5.8 million from the exercise of stock options.

Under the terms of the U.S. Credit Agreement, we have a $200.0 million five-year revolving credit facility to be used for general corporate purposes with a maturity date of July 30, 2017. The U.S. Credit Agreement includes an accordion feature under which total commitments under the facility may be increased by an additional $100 million, subject to satisfaction of certain conditions and lender approval. Interest on outstanding borrowings under the U.S. Credit Agreement is payable quarterly, at our option, at LIBOR plus 1.75% to 2.75% or a prime rate plus 0.75% to 1.75%, based upon our leverage ratio as specified in the U.S. Credit Agreement. A commitment fee of 0.30% to 0.40% per annum (based upon our liquidity ratio) on the unused portion of the revolving credit line is payable quarterly in arrears. As of March 31, 2014 and December 31, 2013, we had no borrowings outstanding under the U.S. Credit Agreement, $0.8 million in outstanding letters of credit and $199.2 million was available for future borrowings.

The U.S. Credit Agreement is secured by our domestic inventory and accounts receivable, 100% of the stock of our domestic subsidiaries and 65% of the voting capital stock of each direct foreign subsidiary and substantially all of our and our domestic subsidiaries’ other tangible and intangible assets. The U.S. Credit Agreement contains customary financial covenants as to debt leverage and fixed charges, and restricts our ability to incur additional debt, pay dividends, repurchase shares, sell assets and merge or consolidate with other persons. As of both March 31, 2014 and December 31, 2013, we were in compliance with all such covenants and restrictions.

Our Thai Credit Facility provides for approximately $10.7 million (350 million Thai baht) in working capital availability. The Thai Credit Facility is secured by land and buildings in Thailand owned by the Company. The availability of funds under the Thai Credit Facility is reviewed annually and is currently accessible through October 2014. As of both March 31, 2014 and December 31, 2013, our Thailand subsidiary had no working capital borrowings outstanding.

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

As of March 31, 2014, we had cash and cash equivalents totaling $394.2 million and $199.2 million available for borrowings under the U.S. Credit Agreement. During the next twelve months, we believe our capital expenditures will be approximately $40 million to $50 million, principally for machinery and equipment to support our ongoing business around the globe.

On June 13, 2012, our Board of Directors approved the additional repurchase of up to $100 million of our outstanding common shares (the 2012 Repurchase Program). As of March 31, 2014, we had $42.3 million remaining under the 2012 Repurchase Program. We are under no commitment or obligation to repurchase any particular amount of common shares. Management believes that our existing cash balances and funds generated from operations will be sufficient to permit us to meet our liquidity requirements over the next twelve months. Management further believes that our ongoing cash flows from operations and any borrowings we may incur under our credit facilities will enable us to meet operating cash requirements in future years. Should we desire to consummate significant acquisition opportunities, our capital needs would increase and could possibly result in our need to increase available borrowings under our revolving credit facility or access public or private debt and equity markets. There can be no assurance, however, that we would be successful in raising additional debt or equity on terms that we would consider acceptable.

CONTRACTUAL OBLIGATIONS

We have certain contractual obligations for operating leases that were summarized in a table of Contractual Obligations in our 2013 10-K. There have been no material changes to our contractual obligations, outside of the ordinary course of our business, since December 31, 2013.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2014, we did not have any significant off-balance sheet arrangements.

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

We do not use derivative financial instruments for speculative purposes. As of March 31, 2014, we did not have any foreign currency hedges. In the future, significant transactions involving our international operations may cause us to consider engaging in hedging transactions to attempt to mitigate our exposure to fluctuations in foreign exchange rates. These exposures are primarily, but not limited to, vendor payments and intercompany balances in currencies other than the currency in which our foreign operations primarily generate and expend cash. Our international operations in some instances operate in a natural hedge because both operating expenses and a portion of sales are denominated in local currency. Our sales are substantially denominated in U.S. dollars. Our foreign currency cash flows are generated in certain Asian and European countries and Mexico.

We are also exposed to market risk for changes in interest rates, a portion of which relates to our invested cash balances. We do not use derivative financial instruments in our investing activities. We place cash and cash equivalents and investments with various major financial institutions. We protect our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by generally investing in investment grade securities. As of March 31, 2014, the outstanding amount in the long-term investment portfolio included $11.3 million (par value) of auction rate securities with an average annual return of approximately 0.09%.

Item 4 –  Controls and Procedures

Our management has evaluated, with the participation of our CEO and CFO, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based upon such evaluation, our CEO and CFO have concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the fiscal period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibits 31.1 and 31.2 are the Certifications of the CEO and the CFO, respectively. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item is the information concerning the Evaluation referred to in the Section 302 Certifications, and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

PART II—OTHER INFORMATION

Item 1.           Legal Proceedings

We are involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position or results of operations.

Item 1A.        Risk Factors

There are no material changes to the risk factors set forth in Part I, Item 1A in our 2013 10-K.

Item 2.           Unregistered Sales Of Equity Securities And Use Of Proceeds

(c)  The following table provides information about the Company repurchases of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the quarter ended March 31, 2014, at a total cost of $4.5 million:

ISSUER PURCHASES OF EQUITY SECURITIES
(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares	Dollar Value)
			Purchased as	of Shares that
			Part of	May Yet Be
	(a) Total		Publicly	Purchased
	Number of	(b) Average	Announced	Under the
	Shares	Price Paid per	Plans or	Plans or
Period	Purchased(1)	Share(2)	Programs	Programs(3)
January 1 to 31, 2014	136,500	$23.24	136,500	$43.7 million
February 1 to 28, 2014	39,000	$22.81	39,000	$42.8 million
March 1 to 31, 2014	20,000	$23.52	20,000	$42.3 million
Total	195,500	$23.18	195,500

(1) All share repurchases were made on the open market.

(2) Average price paid per share is calculated on a settlement basis and excludes commission.

(3) On June 13, 2012, the Board of Directors approved the additional repurchase of up to $100 million of our outstanding common shares (the 2012 Repurchase Program). Share purchases may be made in the open market, in privately negotiated transactions or block transactions, at the discretion of the Company’s management and as market conditions warrant. Purchases are funded from available cash and may be commenced, suspended or discontinued at any time without prior notice. Shares repurchased under the program will be retired.

Item 6.           Exhibits

3.1

Restated Articles of Incorporation of the Company dated May 10, 1990 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration Number 33-46316) (the Registration Statement))

3.2

Amendment to the Restated Articles of Incorporation of the Company adopted by the shareholders of the Company on May 20, 1997 (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (Commission file number 1-10560))

3.3

Amendment to the Restated Articles of Incorporation of the Company approved by the shareholders of the Company on August 13, 2002 (incorporated by reference to Exhibit 4.7 to the Company’s Form S-8 (Registration Number 333-103183))

3.4

Amended and Restated Bylaws of the Company dated May 18, 2006 (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K dated May 18, 2006 and filed on May 19, 2006 (Commission file number 1-10560))

3.5

Amendment to the Restated Articles of Incorporation of the Company approved by the shareholders of the Company on May 10, 2006 (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K dated October 16, 2006 and filed on October 16, 2006 (Commission file number 1-10560))

4.1	Specimen form of certificate evidencing the Common Share (incorporated by reference to Exhibit 4.3 to the Registration Statement)
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer
101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension Schema Document
101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document

*   Filed herewith.

(1)  XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 9, 2014.

BENCHMARK ELECTRONICS, INC.
(Registrant)
By: /s/ Gayla J. Delly
Gayla J. Delly
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Donald F. Adam
Donald F. Adam
Chief Financial Officer
(Principal Financial Officer)