Form 10-Q
period 2014-06-30
BENCHMARK ELECTRONICS INC
filed 2014-08-06
CIK 863436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10‑Q

_______________

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014.

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

As of August 5, 2014,  there were 53,868,228 Common Shares of Benchmark Electronics, Inc., par value $0.10 per share, outstanding.

TABLE OF CONTENTS

PART I

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30,	December 31,
(in thousands, except par value)	2014	2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$401,869	$345,555
Accounts receivable, net of allowance for doubtful
accounts of $292 and $338, respectively	499,479	559,763
Inventories, net	421,216	396,699
Prepaid expenses and other assets	33,134	26,283
Income taxes receivable	2,631	3,231
Deferred income taxes	6,902	11,302
Total current assets	1,365,231	1,342,833
Long-term investments	9,710	9,921
Property, plant and equipment, net of accumulated
depreciation of $357,502 and $346,500 respectively	190,686	185,319
Goodwill, net	45,970	44,691
Deferred income taxes	32,042	33,856
Other, net	37,838	40,751
	$1,681,477	$1,657,371

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of capital lease obligations	$628	$582
Accounts payable	298,762	320,953
Income taxes payable	5,553	9,570
Accrued liabilities	72,731	67,272
Total current liabilities	377,674	398,377
Capital lease obligations, less current installments	9,194	9,521
Other long-term liabilities	21,680	20,369
Deferred income taxes	2,071	2,071
Shareholders’ equity:
Preferred shares, $0.10 par value; 5,000 shares
authorized, none issued	—	—
Common shares, $0.10 par value; 145,000 shares
authorized; issued – 54,070 and 53,936, respectively
outstanding – 53,959 and 53,825, respectively	5,396	5,383
Additional paid-in capital	653,853	644,594
Retained earnings	621,377	586,422
Accumulated other comprehensive loss	(9,496)	(9,094)
Less treasury shares, at cost; 111 shares	(272)	(272)
Total shareholders’ equity	1,270,858	1,227,033
Commitments and contingencies
	$1,681,477	$1,657,371

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2014	2013	2014	2013

Sales	$716,868	$607,522	$1,356,212	$1,149,966
Cost of sales	659,117	563,155	1,247,338	1,068,765
Gross profit	57,751	44,367	108,874	81,201
Selling, general and administrative expenses	28,700	23,311	56,853	45,710
Restructuring charges and integration
and acquisition-related costs	1,907	5,667	4,016	6,109
Asset impairment charge and other	-	2,606	-	2,606
Thailand flood related items, net of insurance	-	-	(1,571)	-
Income from operations	27,144	12,783	49,576	26,776
Interest expense	(473)	(463)	(949)	(922)
Interest income	668	291	1,183	705
Other income (expense)	99	(501)	125	(185)
Income before income taxes	27,438	12,110	49,935	26,374
Income tax expense	5,288	3,653	8,660	6,430
Net income	$22,150	$8,457	$41,275	$19,944

Earnings per share:
Basic	$0.41	$0.16	$0.77	$0.37
Diluted	$0.41	$0.16	$0.76	$0.36

Weighted-average number of shares outstanding:
Basic	53,826	54,207	53,738	54,500
Diluted	54,405	54,500	54,394	54,897

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2014	2013	2014	2013

Net income	$22,150	$8,457	$41,275	$19,944
Other comprehensive income (loss):
Foreign currency translation adjustments	(206)	(371)	(233)	(1,009)
Unrealized gain (loss) on investments,
net of tax	(145)	284	(154)	276
Other	(7)	-	(15)	1
Other comprehensive loss	(358)	(87)	(402)	(732)
Comprehensive income	$21,792	$8,370	$40,873	$19,212

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders’ Equity
(unaudited)

					Accumulated
	Common Shares		Additional		Other		Total
	Shares	Par	Paid-in	Retained	Comprehensive	Treasury	Shareholders’
(in thousands)	Outstanding	Value	Capital	Earnings	Loss	Shares	Equity
Balances, December 31, 2013	53,825	$5,383	$644,594	$586,422	$(9,094)	$(272)	$1,227,033
Stock-based compensation expense	-	-	4,217	-	-	-	4,217
Shares repurchased and retired	(509)	(51)	(5,524)	(6,320)	-	-	(11,895)
Stock options exercised	567	56	10,712	-	-	-	10,768
Issuance of restricted shares, net of
forfeitures	89	9	(9)	-	-	-	-
Restricted shares withheld for taxes	(13)	(1)	(308)	-	-	-	(309)
Excess tax benefit of stock-based
compensation	-	-	171	-	-	-	171
Comprehensive income	-	-	-	41,275	(402)	-	40,873
Balances, June 30, 2014	53,959	$5,396	$653,853	$621,377	$(9,496)	$(272)	$1,270,858

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,
(in thousands)	2014	2013
Cash flows from operating activities:
Net income	$41,275	$19,944
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	19,841	17,554
Amortization	2,358	2,021
Deferred income taxes	6,674	4,338
(Gain) loss on the sale of property, plant and equipment	541	(1,226)
Asset impairments	-	3,854
Thailand flood insurance recovery	(550)	-
Stock-based compensation expense	3,680	3,420
Excess tax benefit from stock-based compensation	(538)	(184)
Changes in operating assets and liabilities, net of effects from business acquisition:
Accounts receivable	60,259	5,238
Inventories	(24,738)	(12,150)
Prepaid expenses and other assets	(5,673)	5,578
Accounts payable	(21,060)	20,254
Accrued liabilities	6,805	(3,597)
Income taxes	(3,180)	(3,826)
Net cash provided by operations	85,694	61,218
Cash flows from investing activities:
Proceeds from sales and redemptions of investments	57	25
Additions to property, plant and equipment	(29,442)	(11,870)
Proceeds from the sale of property, plant and equipment	202	1,660
Additions to purchased software	(855)	(1,441)
Business acquisition, net of cash acquired	750	(19,270)
Thailand flood property insurance proceeds	550	-
Other	359	-
Net cash used in investing activities	(28,379)	(30,896)
Cash flows from financing activities:
Proceeds from stock options exercised	10,768	5,767
Excess tax benefit from stock-based compensation	538	184
Principal payments on capital lease obligations	(281)	(240)
Share repurchases	(11,895)	(21,247)
Net cash used in financing activities	(870)	(15,536)
Effect of exchange rate changes	(131)	(463)
Net increase in cash and cash equivalents	56,314	14,323
Cash and cash equivalents at beginning of year	345,555	384,579
Cash and cash equivalents at end of period	$401,869	$398,902

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

Note 2 – Stock-Based Compensation

The Benchmark Electronics, Inc. 2000 Stock Awards Plan (the 2000 Plan) authorized, and the Benchmark Electronics, Inc. 2010 Omnibus Incentive Compensation Plan (as amended, the 2010 Plan) authorizes the Company, upon approval of the compensation committee of the Board of Directors, to grant a variety of awards, including stock options, restricted shares, restricted stock units, stock appreciation rights, performance compensation awards, phantom stock awards and deferred share units, or any combination thereof, to any director, officer, employee or consultant (including any prospective director, officer, employee or consultant) of the Company. Stock options are granted to employees with an exercise price equal to the market price of the Company’s common shares on the date of grant, generally vest over a four-year period from the date of grant and have a term of ten years. Restricted shares and restricted stock units granted to employees generally vest over a four-year period from the date of grant, subject to the continued employment of the employee by the Company. The 2000 Plan expired in February 2010, and no additional grants can be made under that plan. The 2010 Plan was approved by the Company’s shareholders in May 2010. Members of the Board of Directors who are not employees of the Company hold awards under the Benchmark Electronics, Inc. 2002 Stock Option Plan for Non-Employee Directors (the 2002 Plan) and the 2010 Plan. Stock options were granted pursuant to the 2002 Plan upon the occurrence of the non-employee director’s election or re-election to the Board of Directors. All awards under the 2002 Plan were fully vested upon the date of grant and have a term of ten years. The 2002 Plan was approved by the Company’s shareholders in May 2002 and expired in February 2012. No additional grants may be made under the 2002 Plan. Non-employee directors currently receive equity awards under the 2010 Plan. Since 2011, awards under the 2010 Plan to non-employee directors have been in the form of restricted stock units, which vest in equal quarterly installments over a one-year period, starting from the grant date.

As of June 30, 2014, 4.3 million additional common shares were available for issuance under the

Company’s 2010 Plan.

All share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on their fair values. The total compensation cost recognized for stock-based awards was $2.2 million and $3.7 million for the three and six months ended June 30, 2014, respectively, and $1.9 million and $3.4 million for the three and six months ended June 30, 2013, respectively. The total income tax benefit recognized in the income statement for stock-based awards was $1.0 million and $1.7 million for the three and six months ended June 30, 2014, respectively, and $0.4 million and $0.9 million for the three and six months ended June 30, 2013, respectively. The compensation expense for stock-based awards includes an estimate for forfeitures and is recognized over the vesting period of the awards using the straight-line method. Cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards (excess tax benefits) are classified as cash flows from financing activities. Awards of restricted shares, restricted stock units, performance-based restricted stock units and phantom stock are valued at the closing market price of the Company’s common shares on the date of grant. For performance-based restricted stock units, compensation expense is based on the probability that the performance goals will be achieved, which is monitored by management throughout the requisite service period. If it becomes probable, based on the Company’s expectation of performance during the measurement period, that more or less than the previous estimate of the awarded shares will vest, an adjustment to stock-based compensation expense is recognized as a change in accounting estimate.

As of June 30, 2014, the unrecognized compensation cost and remaining weighted-average amortization related to stock-based awards were as follows:

Performance-
based
			Restricted	Restricted
	Stock	Restricted	Stock	Stock
(in thousands)	Options	Shares	Units	Units(1)
Unrecognized compensation cost	$5,648	$1,470	$7,732	$2,573
Remaining weighted-average
amortization period	2.1 years	1.4 years	3.0 years	2.1 years

(1) Based on the probable achievement of the performance goals identified in each award.

The weighted-average assumptions used to value the options granted during the three and six months ended June 30, 2014 and 2013, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2014	2013	2014	2013
Options granted	65	-	378	348
Expected term of options	8.1 years	N/A	7.0 years	7.4 years
Expected volatility	39%	N/A	39%	42%
Risk-free interest rate	2.479%	N/A	2.081%	1.396%
Dividend yield	zero	N/A	zero	zero

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

The weighted-average fair value per option granted during the three and six months ended June 30, 2014 was $10.74 and $9.91, respectively. The total cash received as a result of stock option exercises for the six months ended June 30, 2014 and 2013 was approximately $10.8 million and $5.8 million, respectively. The tax benefit realized as a result of stock option exercises and the vesting of other share-based awards during the six months ended June 30, 2014 and 2013 was $2.3 million and $1.3 million, respectively. For the six months ended June 30, 2014 and 2013, the total intrinsic value of stock options exercised was $2.7 million and $1.4 million, respectively.

The Company awarded performance-based restricted stock units to employees during the six months ended June 30, 2014 and 2013. The number of performance-based restricted stock units that will ultimately be earned will not be determined until the end of the corresponding performance periods and may vary from as low as zero to as high as three times the target number depending on the level of achievement of certain performance goals. The level of achievement of these goals is based upon the audited financial results of the Company for the last full calendar year within the performance period. The performance goals consist of certain levels of achievement using the following financial metrics: revenue growth, operating income margin expansion, and return on invested capital. If the performance goals are not met based on the Company’s financial results, the applicable performance-based restricted stock units will not vest and will be forfeited. Shares subject to forfeited performance-based restricted stock units will be available for issuance under the 2010 Plan.

The following table summarizes the activities relating to the Company’s stock options:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
(in thousands, except per share data)	Options	Price	Term (Years)	Value
Outstanding as of December 31, 2013	3,084	$19.79
Granted	378	$22.94
Exercised	(567)	$18.98
Forfeited or expired	(37)	$19.75
Outstanding as of June 30, 2014	2,858	$20.36	5.00	$15,200
Exercisable as of June 30, 2014	2,026	$20.68	3.21	$10,308

The aggregate intrinsic value in the table above is before income taxes and is calculated as the difference between the exercise price of the underlying options and the Company’s closing stock price as of the last business day of the period ended June 30, 2014 for options that had exercise prices that were below the closing price.

The following table summarizes the activities related to the Company’s restricted shares:

		Weighted-
		Average
	Number of	Grant Date
(in thousands, except per share data)	Shares	Fair Value
Non-vested shares outstanding as of December 31, 2013	194	$16.56
Vested	(76)	$16.87
Forfeited	(7)	$16.89
Non-vested shares outstanding as of June 30, 2014	111	$16.34

The following table summarizes the activities related to the Company’s time-based restricted stock units:
		Weighted-
		Average
	Number of	Grant Date
(in thousands, except per share data)	Units	Fair Value
Non-vested units outstanding as of December 31, 2013	303	$17.48
Granted	246	$22.92
Vested	(95)	$17.57
Forfeited	(14)	$20.14
Non-vested units outstanding as of June 30, 2014	440	$20.41

The following table summarizes the activities related to the Company’s performance-based restricted stock units:
		Weighted-
		Average
	Number of	Grant Date
(in thousands, except per share data)	Units	Fair Value
Non-vested units outstanding as of December 31, 2013	215	$16.78
Granted(1)	88	$22.92
Forfeited	(29)	$18.52
Non-vested units outstanding as of June 30, 2014	274	$18.56

(1)Represents target number of units that can vest based on the achievement of the performance goals.

Note 3 – Earnings Per Share

Basic earnings per share is computed using the weighted-average number of shares outstanding. Diluted earnings per share is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding stock equivalents during the three and six months ended June 30, 2014 and 2013. Stock equivalents include common shares issuable upon the exercise of stock options and other equity instruments, and are computed using the treasury stock method. Under the treasury stock method, the exercise price of a share, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of estimated tax benefits that would be recorded in paid-in-capital, if any, when the share is exercised are assumed to be used to repurchase shares in the current period.

The following table sets forth the calculation of basic and diluted earnings per share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2014	2013	2014	2013
Net income	$22,150	$8,457	$41,275	$19,944

Denominator for basic earnings per share -
weighted-average number of common
shares outstanding during the period	53,826	54,207	53,738	54,500
Incremental common shares attributable to
exercise of outstanding dilutive options	443	205	461	213
Incremental common shares attributable
to outstanding restricted shares and
restricted stock units	136	88	195	184
Denominator for diluted earnings per share	54,405	54,500	54,394	54,897

Basic earnings per share	$0.41	$0.16	$0.77	$0.37
Diluted earnings per share	$0.41	$0.16	$0.76	$0.36

Options to purchase 0.7 million and 0.7 million common shares for the three and six months ended June 30, 2014, respectively, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive. Options to purchase 3.2 million common shares for both the three and six month periods June 30, 2013 were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

Note 4 – Goodwill and Other Intangible Assets

The changes in goodwill allocated to the Company’s reportable segments were as follows for the six months ended June 30, 2014:

(in thousands)	Americas	Asia	Total
Goodwill at December 31, 2013	$6,641	$38,050	$44,691
Purchase accounting adjustments	1,227	52	1,279
Goodwill at June 30, 2014	$7,868	$38,102	$45,970

The purchase accounting adjustments are based on management’s estimates resulting from review of information obtained after the acquisition date that relates to facts and circumstances that existed at the acquisition date. See note 16 to the condensed consolidated financial statements for additional information.

Other assets consist primarily of acquired identifiable intangible assets, capitalized purchased software costs and assets held for sale. Other intangible assets as of June 30, 2014 and December 31, 2013 were as follows:

	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
Customer relationships	$33,336	$(14,555)	$18,781
Technology licenses	11,300	(9,023)	2,277
Other	868	(178)	690
Other intangible assets, June 30, 2014	$45,504	$(23,756)	$21,748

	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
Customer relationships	$33,348	$(12,900)	$20,448
Technology licenses	11,300	(8,999)	2,301
Other	868	(166)	702
Other intangible assets, December 31, 2013	$45,516	$(22,065)	$23,451

Customer relationships are amortized on a straight-line basis over a period of ten years. Technology licenses are amortized over their estimated useful lives in proportion to the economic benefits consumed. Amortization of other intangible assets for the six months ended June 30, 2014 and 2013 was $1.7 million and $1.3 million, respectively.

The estimated future amortization expense of other intangible assets for each of the next five years is as follows (in thousands):

Year ending December 31,	Amount
2014 (remaining six months)	$2,087
2015	4,123
2016	4,094
2017	1,923
2018	1,574

Note 5 – Borrowing Facilities

Under the terms of a credit agreement (the Credit Agreement), the Company has a $200 million five-year revolving credit facility for general corporate purposes with a maturity date of July 30, 2017. The Credit Agreement includes an accordion feature under which total commitments under the facility may be increased by an additional $100 million, subject to satisfaction of certain conditions and lender approval.

Interest on outstanding borrowings under the Credit Agreement is payable quarterly, at the Company’s option, at either LIBOR plus 1.75% to 2.75% or a prime rate plus 0.75% to 1.75%, based upon the Company’s leverage ratio as specified in the Credit Agreement. A commitment fee of 0.30% to 0.40% per annum (based upon the Company’s liquidity ratio as specified in the Credit Agreement) on the unused portion of the revolving credit line is payable quarterly in arrears. As of June 30, 2014 and December 31, 2013, the Company had no borrowings outstanding under the Credit Agreement, $1.2 million and $0.8 million, respectively, in outstanding letters of credit and $198.8 million and $199.2 million, respectively, was available for future borrowings.

The Credit Agreement is secured by the Company’s domestic inventory and accounts receivable, 100% of the stock of the Company’s domestic subsidiaries and 65% of the voting capital stock of each direct foreign subsidiary and substantially all other tangible and intangible assets of the Company and its domestic subsidiaries. The Credit Agreement contains customary financial covenants as to debt leverage and fixed charges, and restricts our ability to incur additional debt, pay dividends, repurchase shares, sell assets and merge or consolidate with other persons. As of both June 30, 2014 and December 31, 2013, the Company was in compliance with all such covenants and restrictions.

The Company’s Thailand subsidiary has a multi-purpose credit facility with Kasikornbank Public Company Limited (the Thai Credit Facility) that provides for 350 million Thai baht working capital availability. The Thai Credit Facility is secured by land and buildings in Thailand owned by the Company’s Thailand subsidiary. Availability of funds under the Thai Credit Facility is reviewed annually and is currently accessible through October 2014. As of both June 30, 2014 and December 31, 2013, the Company’s Thailand subsidiary had no working capital borrowings outstanding.

Note 6 – Inventories
Inventory costs are summarized as follows:
	June 30,	December 31,
(in thousands)	2014	2013
Raw materials	$275,566	$245,455
Work in process	98,061	84,710
Finished goods	47,589	66,534
	$421,216	$396,699

Note 7 – Income Taxes
Income tax expense (benefit) consists of the following:
	Six Months Ended
	June 30,
(in thousands)	2014	2013
Federal – Current	$361	$(748)
Foreign – Current	1,330	2,749
State – Current	295	91
Deferred	6,674	4,338
	$8,660	$6,430

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

The Company has been granted certain tax incentives, including tax holidays, for its subsidiaries in China, Malaysia and Thailand that will expire at various dates, unless extended or otherwise renegotiated, through 2015 in China and Malaysia and 2026 in Thailand, and are subject to certain conditions with which the Company expects to comply. The Company’s Chinese subsidiary had a tax incentive that expired at the end of 2012. During the first quarter of 2014, this tax incentive was extended until 2015 and was retroactively applied to the 2013 calendar year. The tax adjustment for the retroactive income tax incentive for 2013 totaling $1.2 million was recorded as of March 31, 2014. The net impact of all of these tax incentives was to lower income tax expense for the six months ended June 30, 2014 and 2013 by approximately $6.5 million (approximately $0.12 per diluted share) and $2.4 million (approximately $0.04 per diluted share), respectively, as follows:

	Six Months Ended
	June 30,
(in thousands)	2014	2013
China	$1,876	$-
Malaysia	1,214	550
Thailand	3,362	1,816
	$6,452	$2,366

As of June 30, 2014, the total amount of the reserve for uncertain tax benefits including interest and penalties was $21.3 million. The reserve is classified as a current or long-term liability in the consolidated balance sheet based on the Company’s expectation of when the items will be settled. The amount of accrued potential interest and penalties, respectively, on unrecognized tax benefits included in the reserve as of June 30, 2014, was $1.6 million and $1.6 million. No material changes affected the reserve during the six months ended June 30, 2014. The Company’s Thailand subsidiary has filed for a refund of $8.0 million of previously paid income taxes applicable to the years 2004 and 2005, which is included in other assets. The Thai tax authorities conducted an initial examination of the applicable refund filings, and in 2011, the Company recorded a reserve for uncertain benefits of $7.1 million against this refund claim. In 2012, the Company received official notification that the tax authorities had rejected its refund claim. The Company has appealed the rejected claim and is awaiting the tax authorities’ decision.

The Company and its subsidiaries in Brazil, China, Ireland, Luxembourg, Malaysia, Mexico, the Netherlands, Romania, Singapore, Thailand and the United States remain open to examination by the various local taxing authorities, in total or in part, for fiscal years 2004 to 2013.

The Company is subject to examination by tax authorities for varying periods in various U.S. and foreign tax jurisdictions. In the second quarter of 2014, the Internal Revenue Service (IRS) initiated a federal income tax audit of the calendar year 2011 for the Company and its U.S. subsidiaries. During the course of such examinations, disputes may occur as to matters of fact and/or law. Also, in most tax jurisdictions, the passage of time without examination will result in the expiration of applicable statutes of limitations thereby precluding the taxing authority from conducting an examination of the tax period(s) for which such statute of limitation has expired. The Company believes that it has adequately provided for its tax liabilities.

Note 8 – Segment and Geographic Information

The Company has manufacturing facilities in the United States, Mexico, Asia and Europe to serve its customers. The Company is operated and managed geographically, and management evaluates performance and allocates the Company’s resources on a geographic basis. Intersegment sales are generally recorded at prices that approximate arm’s length transactions. Operating segments’ measure of profitability is based on income from operations. The accounting policies for the reportable operating segments are the same as for the Company taken as a whole. The Company has three reportable operating segments: the Americas, Asia and Europe. Information about operating segments was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2014	2013	2014	2013
Net sales:
Americas	$440,869	$357,987	$852,370	$658,826
Asia	268,609	235,616	507,394	461,676
Europe	36,522	38,062	70,683	74,760
Elimination of intersegment sales	(29,132)	(24,143)	(74,235)	(45,296)
	$716,868	$607,522	$1,356,212	$1,149,966

Depreciation and amortization:
Americas	$5,229	$4,114	$9,949	$7,979
Asia	4,224	4,301	8,411	8,579
Europe	744	669	1,478	1,321
Corporate	1,204	865	2,361	1,696
	$11,401	$9,949	$22,199	$19,575

Income from operations:
Americas	$19,527	$9,389	$35,086	$19,307
Asia	18,102	9,073	36,322	20,116
Europe	1,466	3,826	2,246	5,631
Corporate and intersegment eliminations	(11,951)	(9,505)	(24,078)	(18,278)
	$27,144	$12,783	$49,576	$26,776

Capital expenditures:
Americas	$12,891	$2,984	$23,368	$7,096
Asia	724	1,451	3,706	3,082
Europe	1,549	643	2,568	1,500
Corporate	517	1,313	655	1,633
	$15,681	$6,391	$30,297	$13,311

			June 30,	December 31,
			2014	2013
Total assets:
Americas			$716,696	$702,378
Asia			692,778	658,668
Europe			218,606	255,644
Corporate and other			53,397	40,681
			$1,681,477	$1,657,371

Geographic net sales information reflects the destination of the product shipped. Long-lived assets information is based upon the physical location of the asset.
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2014	2013	2014	2013
Geographic net sales:
United States	$522,135	$418,259	$984,406	$804,796
Asia	96,975	119,882	184,441	205,972
Europe	68,574	51,215	136,851	110,181
Other Foreign	29,184	18,166	50,514	29,017
	$716,868	$607,522	$1,356,212	$1,149,966

			June 30,	December 31,
			2014	2013
Long-lived assets:
United States			$95,126	$96,287
Asia			92,866	98,816
Europe			10,520	10,333
Other			30,012	20,634
			$228,524	$226,070

Note 9 – Supplemental Cash Flow and Non-Cash Information
The following information concerns supplemental disclosures of cash payments.
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2014	2013	2014	2013
Income taxes paid, net	$4,390	$964	$5,093	$5,652
Interest paid	424	414	866	838

During the six months ended June 30, 2013, the Company recognized a non-cash asset impairment charge of $3.8 million related to its facility in Tianjin, China that is being held for sale based on market activity. Also during the six months ended June 30, 2013, the Company disposed of a non-manufacturing facility in Thailand for $1.6 million resulting in a gain of $1.2 million.

Note 10 – Contingencies

The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Note 11 – Impact of Recently Enacted Accounting Standards

In May 2014, the Financial Accounting Standards Board issued a new standard that will supersede most of the existing revenue recognition requirements in current U.S. GAAP and require entities to recognize revenue at an amount reflecting the consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer. The new standard also requires significantly expanded disclosures regarding the qualitative and quantitative information of an entity’s nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard is effective for reporting periods beginning after December 15, 2016, and permits the use of either the retrospective or cumulative effect transition method, with early application not permitted. For the Company, the new standard will be effective January 1, 2017, and the Company is currently evaluating the impact the pronouncement will have on its consolidated financial statements and related disclosures and has not yet selected a transition method. As the new standard will supersede all existing revenue guidance affecting the

Company under U.S. GAAP, it could impact revenue and cost recognition on contracts across all its business segments, in addition to its business processes and information technology systems. As a result, the Company’s evaluation of the effect of the new standard will likely extend over several future periods.

The Company has determined that no other recently issued accounting standards will have a material impact on its consolidated financial position, results of operations or cash flows, or apply to its operations.

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

The following table summarizes the 2014  activity in the accrued restructuring balances related to the various restructuring activities initiated prior to June 30, 2014:

	Balance as of				Foreign	Balance as of
	December 31,	Restructuring	Cash	Non-Cash	Exchange	June 30,
(in thousands)	2013	Charges	Payment	Activity	Adjustments	2014
2014 Restructuring:
Severance	$-	$181	$(181)	$-	$-	$-
	-	181	(181)	-	-	-
2013 Restructuring:
Severance	120	87	(179)	-	3	31
Other exit costs	833	(87)	(292)	(237)	21	238
	953	-	(471)	(237)	24	269

2012 Restructuring:
Severance	34	7	(41)	-	-	-
Other exit costs	104	(7)	(31)	-	(9)	57
	138	-	(72)	-	(9)	57
Total	$1,091	$181	$(724)	$(237)	$15	$326

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

The carrying amounts of cash equivalents, accounts receivable, accrued liabilities, accounts payable and capital lease obligations approximate fair value. As of June 30, 2014, $11.3 million (par value) of long-term investments were recorded at fair value. The long-term investments consist of auction rate securities, primarily secured by guaranteed student loans backed by a U.S. government agency, and are classified as available-for-sale. The contractual maturity of these securities exceeds ten years.

These long-term investments were valued using Level 3 inputs as of June 30, 2014 since the assets were subject to valuation using significant unobservable inputs. The Company estimated the fair value of each security with the assistance of an independent valuation firm using a discounted cash flow model to calculate the present value of projected cash flows based on a number of inputs and assumptions, including the security structure and terms, the current market conditions and the related impact on the expected weighted-average life, interest rate estimates and default risk of the securities.

As of June 30, 2014, the Company had recorded an unrealized loss of $1.6 million on the long-term investments based upon this valuation. This unrealized loss reduced the fair value of the Company’s auction rate securities as of June 30, 2014 to $9.7 million. These investments have been in an unrealized loss position for greater than 12 months. The Company determined that there was no credit loss associated with its auction rate securities as of June 30, 2014 as shown by the cash flows expected to be received over the remaining life of the securities.

The following table provides a reconciliation of the beginning and ending balance of the Company’s auction rate securities classified as long-term investments measured at fair value using significant unobservable inputs (Level 3 inputs):

(in thousands)	2014	2013
Balance as of January 1	$9,921	$10,324
Net unrealized gains (losses) included in other comprehensive loss	(154)	276
Sales of investments at par value	(57)	(25)
Balance as of June 30	$9,710	$10,575

Unrealized losses still held as of June 30	$1,587	$1,575

The cumulative unrealized loss is included as a component of accumulated other comprehensive loss within shareholders’ equity in the accompanying consolidated balance sheet. As of June 30, 2014, there were no long-term investments measured at fair value using Level 1 or Level 2 inputs. All income generated from these investments is recorded as interest income.

Note 14 – Thailand Flood Related Items

The Company’s facilities in Ayudhaya, Thailand were flooded and remained closed from October 13, 2011 to December 20, 2011. As a result of the flooding and temporary closing of these facilities, the Company incurred property losses and flood related costs during 2012 and 2011, which were partially offset by insurance recoveries. During the quarter ended March 31, 2014, Thailand flood related items resulted in a gain of $1.6 million of insurance proceeds. The recovery process with the insurance carriers was completed in the first quarter of 2014.

As a result of the flooding, the Company has been unable to renew or otherwise obtain adequate cost-effective flood insurance to cover assets at its facilities in Thailand. The Company continues to monitor the insurance market in Thailand. In the event the Company experiences a significant uninsured loss in Thailand or elsewhere, it could have a material adverse effect on its business, financial condition and results of operations.

Note 15 – Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component are as follows:

	Foreign	Unrealized
	currency	loss on
	translation	investments,
(in thousands)	adjustments	net of tax	Other	Total
Balances, December 31, 2013	$(8,090)	$(1,433)	$429	$(9,094)
Other comprehensive loss before
reclassifications	(233)	(154)	-	(387)
Amounts reclassified from accumulated
other comprehensive loss	-	-	(15)	(15)
Net current period other comprehensive loss	(233)	(154)	(15)	(402)
Balances, June 30, 2014	$(8,323)	$(1,587)	$414	$(9,496)

Amounts reclassified from accumulated other comprehensive loss during the six months ended June 30, 2014 affected selling, general and administrative expenses.

Note 16 – Acquisitions

On June 3, 2013, the Company acquired all of the outstanding common stock of Suntron Corporation (Suntron), an electronics manufacturing services (EMS) company headquartered in Phoenix, Arizona (the Suntron Acquisition) for $18.5 million in cash, as adjusted in accordance with the acquisition agreement. The Suntron Acquisition added two manufacturing facilities: Tijuana, Mexico and Phoenix, Arizona. The Suntron Acquisition strengthened the Company’s capabilities and global reach to better serve customers in the aerospace and defense industries.

The allocation of the Suntron Acquisition net purchase price resulted in no goodwill. The final allocation of the purchase price, which the Company completed in June 2014, reflects a $0.8 million purchase price adjustment received during the quarter ended June 30, 2014.

The purchase price paid for Suntron has been allocated as follows (in thousands):

Purchase price paid	$18,582
Cash acquired	(62)
Purchase price, net of cash received	$18,520

Integration and acquisition-related costs for the six months ended June 30, 2014	$30

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$62
Accounts receivable	11,561
Inventories	14,570
Other current assets	1,072
Property, plant and equipment	1,437
Other assets	255
Deferred income taxes	3,893
Current liabilities	(13,987)
Other long-term liabilities	(281)
Total identifiable net assets	$18,582

On October 2, 2013, the Company acquired all of the outstanding common stock of CTS Electronics Manufacturing Solutions, Inc. and CTS Electronics Corporation (Thailand) Ltd., the full-service EMS segment of CTS Corporation (CTS), for $75 million (the CTS Acquisition). The acquired business had five locations (four in North America and one in Asia). The CTS Acquisition expanded the Company’s portfolio of customers in non-traditional and highly regulated markets and strengthened the depth and scope of the Company’s new product express capabilities on the West Coast.

Based on management’s estimates resulting from reviews of information obtained after the acquisition date that relates to facts and circumstances existing at the acquisition date, the purchase price allocation was adjusted resulting in additional goodwill during the six months ended June 30, 2014. See Note 4 to the condensed consolidated financial statements for additional information. The final allocation of the CTS Acquisition net purchase price resulted in $8.1 million of goodwill. The purchase price paid for CTS has been allocated as follows (in thousands):

Purchase price paid	$75,982
Cash acquired	(981)
Purchase price, net of cash received	$75,001

Integration and acquisition-related costs for the six months ended June 30, 2014	$3,805

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$981
Accounts receivable	32,480
Inventories	40,494
Other current assets	1,472
Property, plant and equipment	15,175
Goodwill	8,058
Customer relationships intangible	15,500
Other assets	129
Deferred income taxes	(1,620)
Current liabilities	(36,687)
Total identifiable net assets	$75,982

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

Pro forma condensed consolidated financial information for the six months ended June 30, 2013 (in thousands) (unaudited):

Net sales	$1,279,427
Net income	$10,466

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report to “the Company,” “Benchmark,” “we,” or “us” mean Benchmark Electronics, Inc. together with its subsidiaries. The following discussion and analysis contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” “will” or the negative of those terms or other variations of them or comparable terminology. In particular, statements, express or implied, concerning future operating results or the ability to generate sales, income or cash flow are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions, including those discussed under Part II, Item 1A of this report. The future results of our operations may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results are beyond our ability to control or predict. Undue reliance should not be placed on any forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying notes and our 2013 10-K.

OVERVIEW

We are a worldwide provider of integrated manufacturing services. We provide our services to OEMs of computers and related products for business enterprises, medical devices, industrial control equipment (which includes equipment for the aerospace and defense industry), testing and instrumentation products, and telecommunication equipment. The services that we provide are commonly referred to as electronics manufacturing services or EMS. We offer our customers comprehensive and integrated design and manufacturing services from initial product design to volume production, including direct order fulfillment and post deployment services. Our manufacturing and assembly operations include printed circuit boards and subsystem assembly, box build and systems integration, the process of integrating subsystems and, often, downloading and integrating software, to produce a fully configured product. Our precision technology manufacturing capabilities complement our proven EMS expertise by providing further vertical integration of critical mechanical components. These capabilities include precision machining, advanced metal joining, and functional testing for multiple industries including medical, instrumentation, aerospace and semiconductor capital equipment. We also are able to provide specialized engineering services, including product design, prototyping, and test development. We believe that we have developed strengths in the manufacturing process for large, complex, high-density printed circuit boards as well as the ability to manufacture high and low volume products in lower cost regions such as China, Malaysia, Mexico, Romania and Thailand.

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

We recognize revenue from the sale of manufactured products built to customer specifications and excess inventory when title and risk of ownership have passed, the price to the buyer is fixed or determinable and collectibility is reasonably assured, which generally is when the goods are shipped. Revenue from design, development and engineering services is recognized when the services are performed and collectibility is reasonably certain. Such services provided under fixed price contracts are accounted for using the percentage-of-completion method. We generally assume no significant obligations after product shipment as we typically warrant workmanship only. Therefore, our warranty provisions are generally not significant.

Our cost of sales includes the cost of materials, electronic components and other items that comprise the products we manufacture, the cost of labor and manufacturing overhead and adjustments for excess and obsolete inventory. Our procurement of materials for production requires us to commit significant working capital to our operations and to manage the purchasing, receiving, inspection and stocking of materials. Although we bear the risk of fluctuations in the cost of materials and excess scrap, we periodically negotiate cost of materials adjustments with our customers. Our gross margin for any product depends on the sales price, the proportionate mix of the cost of materials in the product and the cost of labor and manufacturing overhead allocated to the product. We typically have the potential to realize higher gross margins on products where the proportionate level of labor and manufacturing overhead is greater than that of materials. As we gain experience in manufacturing a product, we usually achieve increased efficiencies, which result in lower labor and manufacturing overhead costs for that product and higher gross margins. Our operating results are impacted by the level of capacity utilization of our manufacturing facilities. Operating income margins typically improve during periods of high production volume and high capacity utilization. During periods of low production volume, we generally have idle capacity and reduced operating income margins.

Recent Acquisitions

On June 3, 2013, we completed the Suntron Acquisition, which added manufacturing facilities in Tijuana, Mexico and Phoenix, Arizona and strengthened our capabilities and global reach to better serve our customers in the aerospace and defense industries.

On October 2, 2013, we completed the CTS Acquisition, which added five locations (four in North America and one in Asia). It also expanded our portfolio of customers in non-traditional and highly regulated markets and strengthened the depth and scope of our new product express capabilities on the West Coast.

Summary of 2014 Results

Sales for the three months ended June 30, 2014, increased 18% to $716.9 million compared to $607.5 million for the same period of 2013. During the three months ended June 30, 2014, sales to customers in our various industry groups fluctuated as follows from 2013:

•       computers and related products for business enterprises industry decreased by 16%,

•       industrial control equipment industry increased by 21%,

•       telecommunication equipment industry increased by 49%,

•       medical devices industry increased by 13%, and

•       testing and instrumentation products industry increased by 55%.

The overall increase in sales related primarily to increased demand from existing customers, including new programs, new customers and the impact of the Suntron and CTS Acquisitions.

Our future sales depend on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on us. A substantial percentage of our sales have been made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. Sales to our ten largest customers represented 51% and 53% of our sales in the three months ended June 30, 2014 and 2013, respectively. Sales to our two largest customers, which individually accounted for greater than 10% of our net sales, represented 22% of our sales during three months ended June 30, 2014. In 2013, our largest customer, the only customer to account for greater than 10% of our net sales, represented 18% of our sales during the three months ended June 30, 2013.

Our gross profit as a percentage of sales increased to 8.1% for the three months ended June 30, 2014 from 7.3% in the same period of 2013, primarily due to higher sales volumes, changes in the mix of programs and the impact of the Suntron and CTS Acquisitions. We experience fluctuations in gross profit from period to period. Different programs contribute different gross profits depending on factors such as the types of services involved, location of production, size of the program, complexity of the product and level of material costs associated with the various products. Moreover, new programs can contribute relatively less to our gross profit in their early stages when manufacturing volumes are usually lower, resulting in inefficiencies and unabsorbed manufacturing overhead costs. In addition, a number of our new and higher volume programs remain subject to competitive constraints that could exert downward pressure on our margins. During periods of low production volume, we generally experience idle capacity and reduced gross profit.

We have undertaken initiatives to restructure our business operations with the intention of improving utilization and realizing cost savings. During the six months ended June 30, 2014, we recognized $4.0 million of restructuring charges and integration and acquisition-related costs, primarily related to integration costs of the CTS Acquisition.

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

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2014	2013	2014	2013
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	91.9	92.7	92.0	92.9
Gross profit	8.1	7.3	8.0	7.1
Selling, general and administrative expenses	4.0	3.8	4.2	4.0
Restructuring charges and integration
and acquisition-related costs	0.3	0.9	0.3	0.5
Asset impairment charge and other	-	0.4	-	0.2
Thailand flood related items	-	-	(0.1)	-
Income from operations	3.8	2.1	3.7	2.3
Other income, net	-	(0.1)	0.0	(0.0)
Income before income taxes	3.8	2.0	3.7	2.3
Income tax expense	0.7	0.6	0.6	0.6
Net income	3.1%	1.4%	3.0%	1.7%

Sales

Sales for the second quarter of 2014  were $716.9 million, an 18% increase from sales of $607.5 million for the same quarter in 2013. Sales for the first six months of 2014  were $1.4 billion, an 18% increase from sales of $1.1 billion for the same period in 2013. The increase in sales resulted primarily from increased demand from existing customers, including new programs, new customers and the impact of the Suntron and CTS Acquisitions. The following table sets forth, for the periods indicated, the percentages of our sales by industry sector.

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2014	2013	2014	2013
Computers and related products for business
enterprises	21%	29%	21%	27%
Industrial control equipment	29	29	29	29
Telecommunication equipment	29	23	28	24
Medical devices	11	12	11	12
Testing and instrumentation products	10	7	11	8
	100%	100%	100%	100%

Computers and Related Products for Business Enterprises Sales to customers in the computers and related products for business enterprises industry for the second quarter of 2014 decreased 16% to $147.5 million from $176.4 million for the same quarter of 2013, and decreased 11% to $ 278.4 million during the first six months of 2014 from $313.7 million in the same period of 2013. The decrease is primarily due to the timing of program transitions as well as lower demand from our customers.

Industrial Control Equipment Sales to customers in the industrial control equipment industry (which includes equipment for the aerospace and defense industry) for the second quarter of 2014  increased 21%

to $211.5 million from $175.5 million for the same quarter of 2013, and increased 20% to $ 396.9 million during the first six months of 2014 from $331.0 million in the same period of 2013, primarily as a result of increased demand from existing customers, including new programs, and the impact of the Suntron and CTS Acquisitions.

Telecommunication Equipment Sales to customers in the telecommunication equipment industry for the second quarter of 2014  increased 49% to $205.1 million from $137.4 million for the same quarter of 2013, and increased 36% to $ 374.8 million during the first six months of 2014 from $276.6 million in the same period of 2013. The increase is primarily due to the impact of the Suntron and CTS Acquisitions and increased demand from existing customers, including new programs.

Medical Devices Sales to customers in the medical devices industry for the second quarter of 2014  increased 13% to $81.0 million from $71.9 million for the same quarter of 2013, and increased 9% to $ 153.9 million during the first six months of 2014 from $141.3 million in the same period of 2013, primarily as a result of new programs, and, to a lesser extent, the impact of the Suntron and CTS Acquisitions.

Testing and Instrumentation Products Sales to customers in the testing and instrumentation products industry for the second quarter of 2014  increased 55% to $71.8 million from $46.3 million for the same quarter of 2013, and increased 74% to $ 152.3 million during the first six months of 2014 from $87.4 million in the same period of 2013 due to new programs, slight improvement in the semiconductor industry and the impact of the Suntron and CTS Acquisitions.

Sales to our ten largest customers represented 51% and 53% of our sales in the six months ended June 30, 2014 and 2013, respectively. Sales to our two largest customers, which individually accounted for greater than 10% of our net sales, represented 21% of our sales during the six months ended  June 30, 2014. In 2013, our largest customer, the only customer to account for greater than 10% of our net sales, represented 17% of our sales during the six months ended June 30, 2013.

Our international operations are subject to the risks of doing business abroad. See Part I, Item 1A of our 2013 10-K for factors pertaining to our international sales and fluctuations in the exchange rates of foreign currency and for further discussion of potential adverse effects in operating results associated with the risks of doing business abroad. During the first six months of both 2014 and 2013, 52% of our sales were from our international operations.

Gross Profit

Gross profit increased 30% to $57.8 million for the three months ended June 30, 2014 from $44.4 million in the same quarter of 2013, and increased 34% to $108.9 million for the six months ended June 30, 2014 from $81.2 million in the same period of 2013. Gross profit as a percentage of sales increased to 8.1% for the three months ended June 30, 2014 from 7.3% in the same period of 2013, and increased to 8.0% for the six months ended June 30, 2014 from 7.1% in the same period of 2013. These increases are primarily due to higher sales volumes, changes in the mix of programs and the impact of the acquisitions. We experience fluctuations in gross profit from period to period. Different programs contribute different gross profits depending on factors such as the types of services involved, location of production, size of the program, complexity of the product and level of material costs associated with the various products. Moreover, new programs can contribute relatively less to our gross profit in their early stages when manufacturing volumes are usually lower, resulting in inefficiencies and unabsorbed manufacturing overhead costs. In addition, a number of our new and higher volume programs remain subject to competitive constraints that could exert downward pressure on our margins. During periods of low production volume, we generally have idle capacity and reduced gross profit.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by 23% to $28.7 million in the second quarter of 2014 compared to $23.3 million in the same quarter of 2013, and increased by 24% to $56.9 million in the first six months of 2014 compared to $45.7 million in the same period of 2013. These increases were driven primarily by the Suntron and CTS Acquisitions in addition to expenses to support increased volumes. Selling, general and administrative expenses, as a percentage of sales, were 4.0% and 3.8%, respectively, for the second quarters of 2014 and 2013, and 4.2% and 4.0%, respectively, for the first six months of 2014 and 2013, respectively. The increase in selling, general and administrative expenses as a percentage of sales related primarily to the impact of the Suntron and CTS Acquisitions.

Restructuring Charges and Integration and Acquisition-Related Costs

During the six months ended June 30, 2014, we recognized $4.0 million of restructuring charges and integration and acquisition-related costs, primarily related to integration costs of the CTS Acquisition. See Note 12 and Note 16 to the Condensed Consolidated Financial Statements in Item 1 of this report.

Thailand Flood Related Items

During the three months ended March 31, 2014, we received $1.6 million of insurance proceeds. The recovery process with our insurance carriers is complete. See Note 14 to the Condensed Consolidated Financial Statements in Item 1 of this report.

Income Tax Expense

Income tax expense of $8.7 million represented an effective tax rate of 17.3% for the six months ended June 30, 2014, compared with $6.4 million that represented an effective tax rate of 24.4% for the same period in 2013. We had a tax incentive in China that expired at the end of 2012, but was extended in the first quarter of 2014 until 2015 and retroactively applied to the 2013 calendar year. The tax adjustment for the $1.2 million retroactive incentive for 2013 was recorded as a discrete tax benefit as of March 31, 2014. In 2013, we recorded a discrete tax benefit of approximately $0.8 million related to the American Taxpayer Relief Act of 2012 (the ATRA) consisting of research and experimentation credits and decreases in U.S. taxable income related to previously taxed foreign transactions. The ATRA retroactively restored the research and experimentation credit and other U.S. income tax benefits for 2012 and extended these provisions through the end of 2013. Excluding these tax items, the effective tax rate would have been 19.8% in 2014 compared to 27.6% in 2013. The decrease in the effective tax rate results primarily from the new tax incentive granted in China for 2014 and higher taxable income in geographies with lower tax rates. We have been granted certain tax incentives, including tax holidays, for our subsidiaries in China, Malaysia and Thailand that will expire at various dates, unless extended or otherwise renegotiated, through 2015 in China and Malaysia, and 2026 in Thailand. See Note 7 to the Condensed Consolidated Financial Statements in Item 1 of this report.

Net Income

We reported net income of $41.3 million, or diluted earnings per share of $0.76 for the first six months of 2014, compared with net income of $19.9 million, or diluted earnings per share of $0.36 for the same period of 2013. The net increase of $21.3 million from 2013 was primarily due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our growth and operations through funds generated from operations and proceeds from the sale and maturity of our investments. Cash and cash equivalents totaled $401.9 million at June 30, 2014 and $345.6 million at December 31, 2013, of which $326.8 million at June 30, 2014 and $307.3 million at December 31, 2013 was held outside the U.S. in various foreign subsidiaries. Substantially all of the amounts held outside of the U.S. are intended to be permanently reinvested in foreign operations. Under current tax laws and regulations, if cash and cash equivalents held outside the

U.S. were to be distributed to the U.S. in the form of dividends or otherwise, we would be subject to additional U.S. income taxes and foreign withholding taxes.

Cash provided by operating activities was $85.7 million for the six months ended June 30, 2014, which included $1.1 million of Thailand flood insurance recoveries. The cash provided by operations during 2014 consisted primarily of $41.3 million of net income adjusted for $22.2 million of depreciation and amortization, and a $60.3 million decrease in accounts receivable offset by a $24.7 million increase in inventories and a $21.1 million decrease in accounts payable. The decrease in accounts receivable was primarily driven by the fluctuation of sales from the fourth quarter of 2013 to the second quarter of 2014. Inventories have increased in support of higher business levels in 2014. Working capital was $987.6 million at June 30, 2014 and $944.5 million at December 31, 2013.

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

Cash used in investing activities was $28.4 million for the six months ended June 30, 2014 primarily due to purchases of additional property, plant and equipment totaling $29.4 million. Purchases of additional property, plant and equipment were primarily of machinery and equipment in the Americas.

Cash used in financing activities was $0.9 million for the six months ended June 30, 2014. Share repurchases totaled $11.9 million, and we received $10.8 million from the exercise of stock options.

Under the terms of the Credit Agreement, we have a $200.0 million five-year revolving credit facility to be used for general corporate purposes with a maturity date of July 30, 2017. The Credit Agreement includes an accordion feature under which total commitments under the facility may be increased by an additional $100 million, subject to satisfaction of certain conditions and lender approval. Interest on outstanding borrowings under the Credit Agreement is payable quarterly, at our option, at LIBOR plus 1.75% to 2.75% or a prime rate plus 0.75% to 1.75%, based upon our leverage ratio as specified in the Credit Agreement. A commitment fee of 0.30% to 0.40% per annum (based upon our liquidity ratio) on the unused portion of the revolving credit line is payable quarterly in arrears. As of June 30, 2014 and December 31, 2013, we had no borrowings outstanding under the Credit Agreement, $1.2 million and $0.8 million, respectively, in outstanding letters of credit and $198.8 million and $199.2 million, respectively, was available for future borrowings.

The Credit Agreement is secured by our domestic inventory and accounts receivable, 100% of the stock of our domestic subsidiaries and 65% of the voting capital stock of each direct foreign subsidiary and substantially all of our and our domestic subsidiaries’ other tangible and intangible assets. The Credit Agreement contains customary financial covenants as to debt leverage and fixed charges, and restricts our ability to incur additional debt, pay dividends, repurchase shares, sell assets and merge or consolidate with other persons. As of both June 30, 2014 and December 31, 2013, we were in compliance with all such covenants and restrictions.

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

As of June 30, 2014, we had cash and cash equivalents totaling $401.9 million and $198.8 million available for borrowings under the Credit Agreement. During the next twelve months, we believe our capital expenditures will be approximately $45 million to $55 million, principally for machinery and equipment to support our ongoing business around the globe.

On June 13, 2012, our Board of Directors approved the repurchase of up to $100 million of our outstanding common shares (the 2012 Repurchase Program). As of June 30, 2014, we had $35.0 million remaining under the 2012 Repurchase Program. We are under no commitment or obligation to repurchase any particular amount of common shares. Management believes that our existing cash balances and funds generated from operations will be sufficient to permit us to meet our liquidity requirements over the next twelve months. Management further believes that our ongoing cash flows from operations and any borrowings we may incur under our credit facilities will enable us to meet operating cash requirements in future years. Should we desire to consummate significant acquisition opportunities, our capital needs would increase and could possibly result in our need to increase available borrowings under our Credit Agreement or access public or private debt and equity markets. There can be no assurance, however, that we would be successful in raising additional debt or equity on terms that we would consider acceptable.

CONTRACTUAL OBLIGATIONS

We have certain contractual obligations for operating leases that were summarized in a table of Contractual Obligations in our 2013 10-K. There have been no material changes to our contractual obligations, outside of the ordinary course of our business, since December 31, 2013.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2014, we did not have any significant off-balance sheet arrangements.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Our international sales comprise a significant portion of our net sales. We are exposed to risks associated with operating internationally, including:

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

We do not use derivative financial instruments for speculative purposes. As of June 30, 2014, we did not have any foreign currency hedges. In the future, significant transactions involving our international operations may cause us to consider engaging in hedging transactions to attempt to mitigate our exposure to fluctuations in foreign exchange rates. These exposures relate primarily to vendor payments and intercompany balances in currencies other than the primary currency generated and used by our foreign operations. Some of our international operations operate in a natural hedge because both operating expenses and a portion of sales are denominated in local currency. Our sales are substantially denominated in U.S. dollars. Our foreign currency cash flows are generated in certain Asian and European countries and Mexico.

We are also exposed to market risk for changes in interest rates, a portion of which relates to our invested cash balances. We do not use derivative financial instruments in our investing activities. We place cash and cash equivalents and investments with various major financial institutions. We protect our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by generally investing in investment grade securities. As of June 30, 2014, the outstanding amount in the long-term investment portfolio included $11.3 million (par value) of auction rate securities with an average annual return of approximately 0.11%.

Item 4 –  Controls and Procedures

Our management has evaluated, with the participation of our CEO and CFO, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon such evaluation, our CEO and CFO have concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is appropriately accumulated and communicated to management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

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

Item 1A.        Risk Factors

There are no material changes to the risk factors set forth in Part I, Item 1A of our 2013 10-K.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

(c)  The following table provides information about the Company’s repurchases of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the quarter ended June 30, 2014, at a total cost of $7.4 million:

ISSUER PURCHASES OF EQUITY SECURITIES
(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares	Dollar Value)
			Purchased as	of Shares that
			Part of	May Yet Be
	(a) Total		Publicly	Purchased
	Number of	(b) Average	Announced	Under the
	Shares	Price Paid per	Plans or	Plans or
Period	Purchased(1)	Share(2)	Programs	Programs(3)
April 1 to 30, 2014	105,000	$23.07	105,000	$39.9 million
May 1 to 31, 2014	75,000	$22.91	75,000	$38.2 million
June 1 to 30, 2014	133,735	$24.01	133,735	$35.0 million
Total	313,735	$23.43	313,735

(1) All share repurchases were made on the open market.

(2) Average price paid per share is calculated on a settlement basis and excludes commission.

(3) On June 13, 2012, the Board of Directors approved the repurchase of up to $100 million of our outstanding common shares. Share purchases may be made in the open market, in privately negotiated transactions or block transactions, at the discretion of the Company’s management and as market conditions warrant. Purchases are funded from available cash and may be commenced, suspended or discontinued at any time without prior notice. Shares repurchased under the program are retired.

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

3.5

Amended and Restated Bylaws of the Company dated May 18, 2006 (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K dated May 18, 2006 and filed on May 19, 2006 (Commission file number 1-10560))

4.1	Specimen form of certificate evidencing the Common Shares (incorporated by reference to Exhibit 4.3 to the Registration Statement)
10.1*	First Amendment to the Fourth Amended and Restated Credit Agreement dated June 9, 2014
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer
101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension Schema Document
101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document

*   Filed herewith.

(1)  XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 6, 2014.

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

3.5

Amended and Restated Bylaws of the Company dated May 18, 2006 (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K dated May 18, 2006 and filed on May 19, 2006 (Commission file number 1-10560))

4.1	Specimen form of certificate evidencing the Common Shares (incorporated by reference to Exhibit 4.3 to the Registration Statement)
10.1*	First Amendment to the Fourth Amended and Restated Credit Agreement dated June 9, 2014
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer
101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension Schema Document
101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document

*   Filed herewith.

(1)  XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.