Form 10-Q
period 2014-09-30
BENCHMARK ELECTRONICS INC
filed 2014-11-07
CIK 863436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10‑Q

_______________

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014.

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

As of November 5, 2014,  there were 53,122,841 Common Shares of Benchmark Electronics, Inc., par value $0.10 per share, outstanding.

TABLE OF CONTENTS

PART I

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30,	December 31,
(in thousands, except par value)	2014	2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$420,236	$345,555
Accounts receivable, net of allowance for doubtful
accounts of $2,943 and $338, respectively	534,002	559,763
Inventories, net	434,166	396,699
Prepaid expenses and other assets	30,901	26,283
Income taxes receivable	234	3,231
Deferred income taxes	5,247	11,302
Total current assets	1,424,786	1,342,833
Long-term investments	1,207	9,921
Property, plant and equipment, net of accumulated
depreciation of $360,513 and $346,500 respectively	190,158	185,319
Goodwill, net	45,970	44,691
Deferred income taxes	29,623	33,856
Other, net	36,247	40,751
	$1,727,991	$1,657,371

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of capital lease obligations	$651	$582
Accounts payable	341,508	320,953
Income taxes payable	3,708	9,570
Accrued liabilities	73,452	67,272
Total current liabilities	419,319	398,377
Capital lease obligations, less current installments	9,021	9,521
Other long-term liabilities	21,126	20,369
Deferred income taxes	2,071	2,071
Shareholders’ equity:
Preferred shares, $0.10 par value; 5,000 shares
authorized, none issued	—	—
Common shares, $0.10 par value; 145,000 shares
authorized; issued – 53,465 and 53,936, respectively
outstanding – 53,465 and 53,825, respectively	5,347	5,383
Additional paid-in capital	650,474	644,594
Retained earnings	631,353	586,422
Accumulated other comprehensive loss	(10,720)	(9,094)
Less treasury shares, at cost; 0 and 111 shares, respectively	-	(272)
Total shareholders’ equity	1,276,454	1,227,033
Commitments and contingencies
	$1,727,991	$1,657,371

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2014	2013	2014	2013

Sales	$731,302	$599,658	$2,087,514	$1,749,624
Cost of sales	676,008	554,218	1,923,346	1,622,983
Gross profit	55,294	45,440	164,168	126,641
Selling, general and administrative expenses	31,219	24,501	88,072	70,211
Restructuring charges and integration
and acquisition-related costs	2,160	1,214	6,176	7,323
Asset impairment charge and other	-	-	-	2,606
Thailand flood related items, net of insurance	-	(9,748)	(1,571)	(9,748)
Income from operations	21,915	29,473	71,491	56,249
Interest expense	(494)	(481)	(1,443)	(1,403)
Interest income	535	292	1,718	997
Other income (expense)	(1,105)	745	(980)	560
Income before income taxes	20,851	30,029	70,786	56,403
Income tax expense	3,695	6,303	12,355	12,733
Net income	$17,156	$23,726	$58,431	$43,670

Earnings per share:
Basic	$0.32	$0.44	$1.09	$0.80
Diluted	$0.32	$0.43	$1.07	$0.80

Weighted-average number of shares outstanding:
Basic	53,660	54,087	53,712	54,361
Diluted	54,265	54,611	54,387	54,868

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2014	2013	2014	2013

Net income	$17,156	$23,726	$58,431	$43,670
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,712)	1,254	(2,945)	245
Unrealized gain on investments,
net of tax	1,496	42	1,342	318
Other	(8)	(1)	(23)	-
Other comprehensive income (loss):	(1,224)	1,295	(1,626)	563
Comprehensive income	$15,932	$25,021	$56,805	$44,233

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders’ Equity
(unaudited)

					Accumulated
	Common Shares		Additional		Other		Total
	Shares	Par	Paid-in	Retained	Comprehensive	Treasury	Shareholders’
(in thousands)	Outstanding	Value	Capital	Earnings	Loss	Shares	Equity

Balances, December 31, 2013	53,825	$5,383	$644,594	$586,422	$(9,094)	$(272)	$1,227,033
Stock-based compensation expense	-	-	6,163	-	-	-	6,163
Shares repurchased and retired	(1,054)	(105)	(11,440)	(13,500)	-	-	(25,045)
Stock options exercised	612	60	11,688	-	-	-	11,748
Issuance of restricted shares, net of
forfeitures	95	10	(10)	-	-	-	-
Restricted shares withheld for taxes	(13)	(1)	(308)	-	-	-	(309)
Excess tax benefit of stock-based
compensation	-	-	59	-	-	-	59
Cancellation of treasury shares	-	-	(272)	-	-	272	-
Comprehensive income	-	-	-	58,431	(1,626)	-	56,805
Balances, September 30, 2014	53,465	$5,347	$650,474	$631,353	$(10,720)	$-	$1,276,454

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2014	2013

Cash flows from operating activities:
Net income	$58,431	$43,670
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	30,384	26,296
Amortization	3,601	3,339
Deferred income taxes	10,649	9,001
(Gain) loss on the sale of property, plant and equipment	588	(1,260)
Asset impairments	184	4,825
Thailand flood insurance recovery	(550)	-
Stock-based compensation expense	5,626	5,310
Excess tax benefit from stock-based compensation	(558)	(285)
Changes in operating assets and liabilities, net of effects from business acquisition:
Accounts receivable	24,691	47,137
Inventories	(38,603)	(56,453)
Prepaid expenses and other assets	(3,088)	4,778
Accounts payable	17,545	24,507
Accrued liabilities	7,643	(8,701)
Income taxes	(2,638)	(2,233)
Net cash provided by operations	113,905	99,931
Cash flows from investing activities:
Proceeds from sales and redemptions of investments	10,056	25
Additions to property, plant and equipment	(35,743)	(18,268)
Proceeds from the sale of property, plant and equipment	289	1,796
Additions to purchased software	(871)	(1,879)
Business acquisition, net of cash acquired	750	(19,270)
Thailand flood property insurance proceeds	550	-
Other	363	-
Net cash used in investing activities	(24,606)	(37,596)
Cash flows from financing activities:
Proceeds from stock options exercised	11,748	10,405
Excess tax benefit from stock-based compensation	558	285
Principal payments on capital lease obligations	(431)	(368)
Share repurchases	(25,045)	(30,673)
Net cash used in financing activities	(13,170)	(20,351)
Effect of exchange rate changes	(1,448)	(3)
Net increase in cash and cash equivalents	74,681	41,981
Cash and cash equivalents at beginning of year	345,555	384,579
Cash and cash equivalents at end of period	$420,236	$426,560

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(amounts in thousands, except per share data, unless otherwise noted)

(unaudited)

Note 1 – Basis of Presentation

Benchmark Electronics, Inc. (the Company) is a Texas corporation that provides worldwide integrated manufacturing services. The Company provides services to original equipment manufacturers (OEMs) of computers and related products for business enterprises, medical devices, industrial control equipment (including equipment for the aerospace and defense industry), testing and instrumentation products and telecommunication equipment. The Company has manufacturing operations located in the Americas, Asia and Europe.

The condensed consolidated financial statements included herein have been prepared by the Company without an audit pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). The financial statements reflect all normal and recurring adjustments necessary in the opinion of management for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s annual report on Form 10‑K for the year ended December 31, 2013 (the 2013 10-K).

Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in accordance with generally accepted accounting principles. Actual results could differ from those estimates.

Note 2 – Stock-Based Compensation

The Benchmark Electronics, Inc. 2000 Stock Awards Plan (the 2000 Plan) authorized, and the Benchmark Electronics, Inc. 2010 Omnibus Incentive Compensation Plan (as amended, the 2010 Plan) authorizes, the Company, upon approval of the compensation committee of the Board of Directors, to grant a variety of awards, including stock options, restricted shares, restricted stock units, stock appreciation rights, performance compensation awards, phantom stock awards and deferred share units, or any combination thereof, to any director, officer, employee or consultant (including any prospective director, officer, employee or consultant) of the Company. Stock options are granted to employees with an exercise price equal to the market price of the Company’s common shares on the date of grant, generally vest over a four-year period from the date of grant and have a term of ten years. Restricted shares and restricted stock units granted to employees generally vest over a four-year period from the date of grant, subject to the continued employment of the employee by the Company. The 2000 Plan expired in February 2010, and no additional grants can be made under that plan. The 2010 Plan was approved by the Company’s shareholders in May 2010. Members of the Board of Directors who are not employees of the Company hold awards under the Benchmark Electronics, Inc. 2002 Stock Option Plan for Non-Employee Directors (the 2002 Plan) and the 2010 Plan. Stock options were granted pursuant to the 2002 Plan upon the occurrence of a non-employee director’s election or re-election to the Board of Directors. All awards under the 2002 Plan were fully vested upon the date of grant and have a term of ten years. The 2002 Plan was approved by the Company’s shareholders in May 2002 and expired in February 2012. No additional grants may be made under the 2002 Plan. Non-employee directors currently receive equity awards under the 2010 Plan. Since 2011, awards under the 2010 Plan to non-employee directors have been in the form of restricted stock units, which vest in equal quarterly installments over a one-year period, starting on the grant date.

As of September 30, 2014, 4.3 million additional common shares were available for issuance under the Company’s 2010 Plan.

All share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on their fair values. The total compensation cost recognized for stock-based awards was $1.9 million and $5.6 million for the three and nine months ended September 30, 2014, respectively, and $1.9 million and $5.3 million for the three and nine months ended September 30, 2013, respectively. The total income tax benefit recognized in the income statement for stock-based awards was $0.7 million and $2.4 million for the three and nine months ended September 30, 2014, respectively, and $0.6 million and $1.5 million for the three and nine months ended September 30, 2013, respectively. The compensation expense for stock-based awards includes an estimate for forfeitures and is recognized over the vesting period of the awards using the straight-line method. Cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards (excess tax benefits) are classified as cash flows from financing activities. Awards of restricted shares, restricted stock units, performance-based restricted stock units and phantom stock are valued at the closing market price of the Company’s common shares on the date of grant. For performance-based restricted stock units, compensation expense is based on the probability that the performance goals will be achieved, which is monitored by management throughout the requisite service period. If it becomes probable, based on the Company’s expectation of performance during the measurement period, that more or less than the previous estimate of the awarded shares will vest, an adjustment to stock-based compensation expense is recognized as a change in accounting estimate.

As of September 30, 2014, the unrecognized compensation cost and remaining weighted-average amortization related to stock-based awards were as follows:

Performance-
based
			Restricted	Restricted
	Stock	Restricted	Stock	Stock
(in thousands)	Options	Shares	Units	Units(1)
Unrecognized compensation cost	$5,014	$1,143	$6,896	$2,327
Remaining weighted-average
amortization period	1.9 years	1.1 years	2.7 years	1.9 years

(1) Based on the probable achievement of the performance goals identified in each award.

The weighted-average assumptions used to value the options granted during the three and nine months ended September 30, 2014 and 2013, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2014	2013	2014	2013
Options granted	-	-	378	348
Expected term of options	N/A	N/A	7.0 years	7.4 years
Expected volatility	N/A	N/A	39%	42%
Risk-free interest rate	N/A	N/A	2.081%	1.396%
Dividend yield	N/A	N/A	zero	zero

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

The weighted-average fair value per option granted during the nine months ended September 30, 2014 was $9.91. The total cash received as a result of stock option exercises for the nine months ended September 30, 2014 and 2013 was approximately $11.7 million and $10.4 million, respectively. The tax benefit realized as a result of stock option exercises and the vesting of other share-based awards during the nine months ended September 30, 2014 and 2013 was $2.5 million and $1.8 million, respectively. For both the nine months ended September 30, 2014 and 2013, the total intrinsic value of stock options exercised was $2.9 million.

The Company awarded performance-based restricted stock units to employees during the nine months ended September 30, 2014 and 2013. The number of performance-based restricted stock units that will ultimately be earned will not be determined until the end of the corresponding performance periods and may vary from as low as zero to as high as three times the target number depending on the level of achievement of certain performance goals. The level of achievement of these goals is based upon the audited financial results of the Company for the last full calendar year within the performance period. The performance goals consist of certain levels of achievement using the following financial metrics: revenue growth, operating income margin expansion, and return on invested capital. If the performance goals are not met based on the Company’s financial results, the applicable performance-based restricted stock units will not vest and will be forfeited. Shares subject to forfeited performance-based restricted stock units will be available for issuance under the 2010 Plan.

The following table summarizes the activities relating to the Company’s stock options:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
(in thousands, except per share data)	Options	Price	Term (Years)	Value
Outstanding as of December 31, 2013	3,084	$19.79
Granted	378	$22.94
Exercised	(612)	$19.20
Forfeited or expired	(63)	$22.59
Outstanding as of September 30, 2014	2,787	$20.28	4.82	$8,008
Exercisable as of September 30, 2014	1,958	$20.56	3.02	$5,584

The aggregate intrinsic value in the table above is before income taxes and is calculated as the difference between the exercise price of the underlying options and the Company’s closing stock price as of the last business day of the period ended September 30, 2014 for options that had exercise prices that were below the closing price.

The following table summarizes the activities related to the Company’s restricted shares:

		Weighted-
		Average
	Number of	Grant Date
(in thousands, except per share data)	Shares	Fair Value
Non-vested shares outstanding as of December 31, 2013	194	$16.56
Vested	(76)	$16.87
Forfeited	(8)	$16.91
Non-vested shares outstanding as of September 30, 2014	110	$16.33

The following table summarizes the activities related to the Company’s time-based restricted stock units:

		Weighted-
		Average
	Number of	Grant Date
(in thousands, except per share data)	Units	Fair Value
Non-vested units outstanding as of December 31, 2013	303	$17.48
Granted	246	$22.92
Vested	(103)	$17.96
Forfeited	(17)	$19.61
Non-vested units outstanding as of September 30, 2014	429	$20.39

The following table summarizes the activities related to the Company’s performance-based restricted stock units:

		Weighted-
		Average
	Number of	Grant Date
(in thousands, except per share data)	Units	Fair Value
Non-vested units outstanding as of December 31, 2013	215	$16.78
Granted(1)	88	$22.92
Forfeited	(29)	$18.52
Non-vested units outstanding as of September 30, 2014	274	$18.56

(1)  Represents target number of units that can vest based on the achievement of the performance goals.

Note 3 – Earnings Per Share

Basic earnings per share is computed using the weighted-average number of shares outstanding. Diluted earnings per share is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding stock equivalents during the three and nine months ended September 30, 2014 and 2013. Stock equivalents include common shares issuable upon the exercise of stock options and other equity instruments, and are computed using the treasury stock method. Under the treasury stock method, the exercise price of a share, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of estimated tax benefits that would be recorded in paid-in-capital, if any, when the share is exercised are assumed to be used to repurchase shares in the current period.

The following table sets forth the calculation of basic and diluted earnings per share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2014	2013	2014	2013
Net income	$17,156	$23,726	$58,431	$43,670

Denominator for basic earnings per share -
weighted-average number of common
shares outstanding during the period	53,660	54,087	53,712	54,361
Incremental common shares attributable to
exercise of outstanding dilutive options	445	360	460	284
Incremental common shares attributable
to outstanding restricted shares and
restricted stock units	160	164	215	223
Denominator for diluted earnings per share	54,265	54,611	54,387	54,868

Basic earnings per share	$0.32	$0.44	$1.09	$0.80
Diluted earnings per share	$0.32	$0.43	$1.07	$0.80

Options to purchase 0.8 million and 0.7 million common shares for the three and nine months ended September 30, 2014, respectively, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive. Options to purchase 2.0 million and 2.3 million common shares for the three and nine month periods September 30, 2013, respectively, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

Note 4 – Goodwill and Other Intangible Assets

The changes in goodwill allocated to the Company’s reportable segments were as follows for the nine months ended September 30, 2014:

(in thousands)	Americas	Asia	Total
Goodwill at December 31, 2013	$6,641	$38,050	$44,691
Purchase accounting adjustments	1,227	52	1,279
Goodwill at September 30, 2014	$7,868	$38,102	$45,970

The purchase accounting adjustments are based on management’s estimates resulting from review of information obtained after the acquisition date that relates to facts and circumstances that existed at the acquisition date. See note 16 to the condensed consolidated financial statements for additional information.

Other assets consist primarily of acquired identifiable intangible assets, capitalized purchased software costs and assets held for sale. Other intangible assets as of September 30, 2014 and December 31, 2013 were as follows:

	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
Customer relationships	$33,241	$(15,313)	$17,928
Technology licenses	11,300	(9,023)	2,277
Other	868	(184)	684
Other intangible assets, September 30, 2014	$45,409	$(24,520)	$20,889

	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
Customer relationships	$33,348	$(12,900)	$20,448
Technology licenses	11,300	(8,999)	2,301
Other	868	(166)	702
Other intangible assets, December 31, 2013	$45,516	$(22,065)	$23,451

Customer relationships are amortized on a straight-line basis over a period of ten years. Technology licenses are amortized over their estimated useful lives in proportion to the economic benefits consumed. Amortization of other intangible assets for the nine months ended September 30, 2014 and 2013 was $2.5 million and $2.2 million, respectively.

The estimated future amortization expense of other intangible assets for each of the next five years is as follows (in thousands):

Year ending December 31,	Amount
2014 (remaining three months)	$1,175
2015	4,123
2016	4,077
2017	1,994
2018	1,574

Note 5 – Borrowing Facilities

Under the terms of a credit agreement (the Credit Agreement), the Company has a $200 million five-year revolving credit facility for general corporate purposes with a maturity date of July 30, 2017. The Credit Agreement includes an accordion feature pursuant to which total commitments under the facility may be increased by an additional $100 million, subject to satisfaction of certain conditions and lender approval.

Interest on outstanding borrowings under the Credit Agreement is payable quarterly, at the Company’s option, at either LIBOR plus 1.75% to 2.75% or a prime rate plus 0.75% to 1.75%, based upon the Company’s leverage ratio as specified in the Credit Agreement. A commitment fee of 0.30% to 0.40% per annum (based upon the Company’s liquidity ratio as specified in the Credit Agreement) on the unused portion of the revolving credit line is payable quarterly in arrears. As of September 30, 2014 and December 31, 2013, the Company had no borrowings outstanding under the Credit Agreement, $1.2 million and $0.8 million, respectively, in outstanding letters of credit and $198.8 million and $199.2 million, respectively, was available for future borrowings.

The Credit Agreement is secured by the Company’s domestic inventory and accounts receivable, 100% of the stock of the Company’s domestic subsidiaries, 65% of the voting capital stock of each direct foreign subsidiary and substantially all other tangible and intangible assets of the Company and its domestic subsidiaries. The Credit Agreement contains customary financial covenants as to debt leverage and fixed charges, and restricts the Company’s ability to incur additional debt, pay dividends, repurchase shares, sell assets and merge or consolidate with other persons. As of both September 30, 2014 and December 31, 2013, the Company was in compliance with all of these covenants and restrictions.

The Company’s Thailand subsidiary has a multi-purpose credit facility with Kasikornbank Public Company Limited (the Thai Credit Facility) that provides for 350 million Thai baht working capital availability. The Thai Credit Facility is secured by land and buildings in Thailand owned by the Company’s Thailand subsidiary. Availability of funds under the Thai Credit Facility is reviewed annually and is currently accessible through October 2015. As of both September 30, 2014 and December 31, 2013, there were no working capital borrowings outstanding under the facility.

Note 6 – Inventories
Inventory costs are summarized as follows:
	September 30,	December 31,
(in thousands)	2014	2013
Raw materials	$283,608	$245,455
Work in process	95,371	84,710
Finished goods	55,187	66,534
	$434,166	$396,699

Note 7 – Income Taxes
Income tax expense (benefit) consists of the following:
	Nine Months Ended
	September 30,
(in thousands)	2014	2013
Federal – Current	$617	$(711)
Foreign – Current	635	4,292
State – Current	454	151
Deferred	10,649	9,001
	$12,355	$12,733

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

The Company has been granted certain tax incentives, including tax holidays, for its subsidiaries in China, Malaysia and Thailand that will expire at various dates, unless extended or otherwise renegotiated, through 2015 in China and Malaysia and 2026 in Thailand, and are subject to certain conditions with which the Company expects to comply. The Company’s Chinese subsidiary had a tax incentive that expired at the end of 2012. During the first quarter of 2014, this tax incentive was extended until 2015 and was retroactively applied to the 2013 calendar year. The tax adjustment for the retroactive income tax incentive for 2013 totaling $1.2 million was recorded as of March 31, 2014. The net impact of all of these tax incentives was to lower income tax expense for the nine months ended September 30, 2014 and 2013 by approximately $10.0 million (approximately $0.18 per diluted share) and $4.5 million (approximately $0.08 per diluted share), respectively, as follows:

	Nine Months Ended
	September 30,
(in thousands)	2014	2013
China	$2,321	$-
Malaysia	1,731	1,024
Thailand	5,913	3,476
	$9,965	$4,500

As of September 30, 2014, the total amount of the reserve for uncertain tax benefits including interest and penalties was $21.3 million. The reserve is classified as a current or long-term liability in the consolidated balance sheet based on the Company’s expectation of when the items will be settled. The amount of accrued potential interest and penalties, respectively, on unrecognized tax benefits included in the reserve as of September 30, 2014, was $1.6 million and $1.6 million. No material changes affected the reserve during the nine months ended September 30, 2014. The Company’s Thailand subsidiary has filed for a refund of $8.0 million of previously paid income taxes applicable to the years 2004 and 2005, which is included in other assets. The Thai tax authorities conducted an initial examination of the applicable refund filings, and in 2011, the Company recorded a reserve for uncertain benefits of $7.1 million against this refund claim. In 2012, the Company received official notification that the tax authorities had rejected its refund claim. The Company has appealed the rejected claim and is awaiting the tax authorities’ decision.

The Company and its subsidiaries in Brazil, China, Ireland, Luxembourg, Malaysia, Mexico, the Netherlands, Romania, Singapore, Thailand and the United States remain open to examination by the various local taxing authorities, in total or in part, for fiscal years 2004 to 2013.

The Company is subject to examination by tax authorities for varying periods in various U.S. and foreign tax jurisdictions. In the second quarter of 2014, the Internal Revenue Service (IRS) initiated a federal income tax audit of the calendar year 2011 for the Company and its U.S. subsidiaries. During the course of such examinations, disputes may occur as to matters of fact or law. Also, in most tax jurisdictions, the passage of time without examination will result in the expiration of applicable statutes of limitations thereby precluding examination of the tax period(s) for which such statute of limitation has expired. The Company believes that it has adequately provided for its tax liabilities.

Note 8 – Segment and Geographic Information

The Company currently has manufacturing facilities in the United States, Mexico, Asia and Europe. The Company is operated and managed geographically, and management evaluates performance and allocates the Company’s resources on a geographic basis. Intersegment sales are generally recorded at prices that approximate arm’s length transactions. Operating segments’ measure of profitability is based on income from operations. The accounting policies for the reportable operating segments are the same as for the Company taken as a whole. The Company has three reportable operating segments: the Americas, Asia and Europe. Information about operating segments was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2014	2013	2014	2013
Net sales:
Americas	$426,060	$358,199	$1,278,430	$1,017,025
Asia	288,962	223,463	796,356	685,139
Europe	39,613	31,360	110,296	106,120
Elimination of intersegment sales	(23,333)	(13,364)	(97,568)	(58,660)
	$731,302	$599,658	$2,087,514	$1,749,624

Depreciation and amortization:
Americas	$5,593	$4,281	$15,542	$12,260
Asia	4,385	4,193	12,796	12,772
Europe	738	690	2,216	2,011
Corporate	1,070	896	3,431	2,592
	$11,786	$10,060	$33,985	$29,635

Income from operations:
Americas	$9,186	$15,104	$44,272	$34,411
Asia	21,449	23,305	57,771	43,421
Europe	2,739	1,266	4,985	6,897
Corporate and intersegment eliminations	(11,459)	(10,202)	(35,537)	(28,480)
	$21,915	$29,473	$71,491	$56,249

Capital expenditures:
Americas	$4,771	$5,404	$28,139	$12,500
Asia	607	1,003	4,313	4,085
Europe	807	122	3,375	1,622
Corporate	132	307	787	1,940
	$6,317	$6,836	$36,614	$20,147

			September 30,	December 31,
			2014	2013
Total assets:
Americas			$722,747	$702,378
Asia			752,896	658,668
Europe			219,287	255,644
Corporate and other			33,061	40,681
			$1,727,991	$1,657,371

Geographic net sales information reflects the destination of the product shipped. Long-lived assets information is based upon the physical location of the asset.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2014	2013	2014	2013
Geographic net sales:
United States	$535,786	$367,052	$1,520,192	$1,171,848
Asia	98,432	167,454	282,873	373,426
Europe	64,493	46,516	201,344	156,697
Other Foreign	32,591	18,636	83,105	47,653
	$731,302	$599,658	$2,087,514	$1,749,624

			September 30,	December 31,
			2014	2013
Long-lived assets:
United States			$95,019	$96,287
Asia			92,591	98,816
Europe			9,412	10,333
Other			29,383	20,634
			$226,405	$226,070

Note 9 – Supplemental Cash Flow and Non-Cash Information
The following information concerns supplemental disclosures of cash payments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2014	2013	2014	2013
Income taxes paid (refunded), net	$(751)	$34	$4,342	$5,686
Interest paid	447	432	1,313	1,270

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

For the three months ended September 30, 2014, the Company incurred a $5.0 million charge ($0.09 per share) for the write-down of inventory ($2.3 million) and provisions to accounts receivable ($2.7 million) associated with the October 6, 2014 bankruptcy filing of GT Advanced Technologies. The Company’s actual loss may differ from these amounts and management continues to monitor this situation closely.

Note 11 – Impact of Recently Enacted Accounting Standards

In May 2014, the Financial Accounting Standards Board issued a new standard that will supersede most of the existing revenue recognition requirements in current U.S. GAAP. The new standard will require companies to recognize revenue in an amount reflecting the consideration to which they expect to be entitled in exchange for transferring goods or services to a customer. The new standard will also require significantly expanded disclosures regarding the qualitative and quantitative information of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard will be effective for reporting periods beginning after December 15, 2016, and will permit the use of either the retrospective or cumulative effect transition method, with early application not permitted. The Company will adopt the new standard effective January 1, 2017, and is currently evaluating the impact the pronouncement will have on its consolidated financial statements and related disclosures and has not yet selected a transition method. As the new standard will supersede all existing revenue guidance affecting the Company under U.S. GAAP, it could impact revenue and cost recognition on contracts across all its business segments, in addition to its business processes and information technology systems. As a result, the Company’s evaluation of the effect of the new standard will likely extend over several future periods.

The Company has determined that no other recently issued accounting standards will have a material impact on its consolidated financial position, results of operations or cash flows, or apply to its operations.

Note 12 – Restructuring Charges

The Company has undertaken initiatives to restructure its business operations to improve utilization and realize cost savings. These initiatives have included changing the number and location of production facilities, largely to align capacity and infrastructure with current and anticipated customer demand. This alignment includes transferring programs from higher cost geographies to lower cost geographies. The process of restructuring entails, among other activities, moving production between facilities, reducing staff levels, realigning our business processes and reorganizing our management.

The Company recognized restructuring charges during 2014, 2013  and 2012  primarily related to the closure of facilities, capacity reduction and reductions in workforce in certain facilities across various regions.

The following table summarizes the 2014  activity in the accrued restructuring balances related to the various restructuring activities initiated prior to September 30, 2014:

	Balance as of				Foreign	Balance as of
	December 31,	Restructuring	Cash	Non-Cash	Exchange	September 30,
(in thousands)	2013	Charges	Payment	Activity	Adjustments	2014
2014 Restructuring:
Severance	$-	$614	$(614)	$-	$-	$-
Other exit costs	-	3	(3)	-	-	-
	-	617	(617)	-	-	-
2013 Restructuring:
Severance	120	87	(193)	-	(14)	-
Other exit costs	833	(75)	(453)	(344)	39	-
	953	12	(646)	(344)	25	-

2012 Restructuring:
Severance	34	45	(79)	-	-	-
Other exit costs	104	(61)	(31)	-	(12)	-
	138	(16)	(110)	-	(12)	-
Total	$1,091	$613	$(1,373)	$(344)	$13	$-

Note 13 – Fair Value

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A three-tier fair value hierarchy of inputs is employed to determine fair value measurements.

•         Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets and liabilities.

•         Level 2 inputs are observable prices that are not quoted on active exchanges, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

•         Level 3 inputs are unobservable inputs employed for measuring the fair value of assets or liabilities.

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

The carrying amounts of cash equivalents, accounts receivable, accrued liabilities, accounts payable and capital lease obligations approximate fair value.

As of September 30, 2014, $1.3 million (par value) of long-term investments were recorded at fair value. The long-term investments consist of auction rate securities classified as available-for-sale. The contractual maturity of these securities exceeds ten years.

These long-term investments were valued using Level 3 inputs as of September 30, 2014 since the assets were subject to valuation using significant unobservable inputs. The Company estimated the fair value of each security with the assistance of an independent valuation firm using a discounted cash flow model to calculate the present value of projected cash flows based on a number of inputs and assumptions, including the security structure and terms, the current market conditions and the related impact on the expected weighted-average life, interest rate estimates and default risk of the securities.

As of September 30, 2014, the Company had recorded an unrealized loss of $0.1 million on the long-term investments based upon this valuation. This unrealized loss reduced the fair value of the Company’s auction rate securities as of September 30, 2014 to $1.2 million. These investments have been in an unrealized loss position for greater than 12 months. The Company determined that there was no credit loss associated with its auction rate securities as of September 30, 2014 as shown by the cash flows expected to be received over the remaining life of the securities.

The following table provides a reconciliation of the beginning and ending balance of the Company’s auction rate securities classified as long-term investments measured at fair value using significant unobservable inputs (Level 3 inputs):

(in thousands)	2014	2013
Balance as of January 1	$9,921	$10,324
Net unrealized gains included in other comprehensive loss	1,342	318
Sales of investments at par value	(10,056)	(25)
Balance as of September 30	$1,207	$10,617

Unrealized losses still held as of September 30	$91	$1,533

The cumulative unrealized loss is included as a component of accumulated other comprehensive loss within shareholders’ equity in the accompanying consolidated balance sheet. As of September 30, 2014, there were no long-term investments measured at fair value using Level 1 or Level 2 inputs. All income generated from these investments is recorded as interest income.

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

Note 15 – Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component are as follows:

	Foreign	Unrealized
	currency	loss on
	translation	investments,
(in thousands)	adjustments	net of tax	Other	Total
Balances, December 31, 2013	$(8,090)	$(1,433)	$429	$(9,094)
Other comprehensive gain (loss) before
reclassifications	(2,945)	1,342	-	(1,603)
Amounts reclassified from accumulated
other comprehensive loss	-	-	(23)	(23)
Net current period other comprehensive gain (loss)	(2,945)	1,342	(23)	(1,626)
Balances, September 30, 2014	$(11,035)	$(91)	$406	$(10,720)

Amounts reclassified from accumulated other comprehensive loss during the nine months ended September 30, 2014 affected selling, general and administrative expenses.

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

The purchase price paid for Suntron has been allocated as follows (in thousands):

Purchase price paid	$18,582
Cash acquired	(62)
Purchase price, net of cash received	$18,520

Integration and acquisition-related costs for the nine months ended September 30, 2014	$25

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$62
Accounts receivable	11,561
Inventories	14,570
Other current assets	1,072
Property, plant and equipment	1,437
Other assets	255
Deferred income taxes	3,893
Current liabilities	(13,987)
Other long-term liabilities	(281)
Total identifiable net assets	$18,582

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

Based on management’s estimates resulting from reviews of information obtained after the acquisition date that relates to facts and circumstances existing at the acquisition date, the purchase price allocation was adjusted resulting in additional goodwill during the nine months ended September 30, 2014. See Note 4 to the condensed consolidated financial statements for additional information. The final allocation of the CTS Acquisition net purchase price resulted in $8.1 million of goodwill. The purchase price paid for CTS has been allocated as follows (in thousands):

Purchase price paid	$75,982
Cash acquired	(981)
Purchase price, net of cash received	$75,001

Integration and acquisition-related costs for the nine months ended September 30, 2014	$5,538

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$981
Accounts receivable	32,480
Inventories	40,494
Other current assets	1,472
Property, plant and equipment	15,175
Goodwill	8,058
Customer relationships intangible	15,500
Other assets	129
Deferred income taxes	(1,620)
Current liabilities	(36,687)
Total identifiable net assets	$75,982

The following summary pro forma condensed consolidated financial information reflects the Suntron and CTS Acquisitions as if they had occurred on January 1, 2012 for purposes of the 2013 statement of income. This summary pro forma information is not necessarily representative of what the Company’s results of operations would have been had these acquisitions occurred on January 1, 2012 and is not intended to project the Company’s results of operations for any future period.

Pro forma condensed consolidated financial information for the nine months ended September 30, 2013 (in thousands) (unaudited):

Net sales	$1,936,302
Net income	$34,530

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

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying notes, and our 2013 10-K.

OVERVIEW

We are a worldwide provider of integrated manufacturing services. We provide our services to OEMs of computers and related products for business enterprises, medical devices, industrial control equipment (including equipment for the aerospace and defense industry), testing and instrumentation products, and telecommunication equipment. The services that we provide are commonly referred to as electronics manufacturing services or EMS. We offer our customers comprehensive and integrated design and manufacturing services from initial product design to volume production, including direct order fulfillment and post deployment services. Our manufacturing and assembly operations include printed circuit boards and subsystem assembly, box build, and systems integration, which is the process of integrating subsystems and, often, downloading and integrating software, to produce a fully configured product. Our precision technology manufacturing capabilities complement our proven EMS expertise by providing further vertical integration of critical mechanical components. These capabilities include precision machining, advanced metal joining, and functional testing for multiple industries including medical, instrumentation, aerospace and semiconductor capital equipment. We also are able to provide specialized engineering services, including product design, prototyping, and test development. We believe that we have developed strengths in the manufacturing process for large, complex, high-density printed circuit boards as well as the ability to manufacture high and low volume products in lower cost regions such as China, Malaysia, Mexico, Romania and Thailand.

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

Recent Acquisitions

On June 3, 2013, we completed the Suntron Acquisition, which strengthened our capabilities and global reach to better serve our customers in the aerospace and defense industries.

On October 2, 2013, we completed the CTS Acquisition, which expanded our portfolio of customers in non-traditional and highly regulated markets and strengthened the depth and scope of our new product express capabilities on the West Coast.

Summary of 2014 Results

Sales for the three months ended September 30, 2014, increased 22% to $731.3 million compared to $599.7 million for the same period of 2013. During the three months ended September 30, 2014, sales to customers in our various industry groups fluctuated from the comparable 2013 period as follows:

•       computers and related products for business enterprises industry decreased by 14%,

•       industrial control equipment industry increased by 20%,

•       telecommunication equipment industry increased by 91%,

•       medical devices industry increased by 12%, and

•       testing and instrumentation products industry increased by 2%.

The overall increase in sales related primarily to increased demand from existing customers, including new programs, new customers and the impact of the CTS Acquisition.

Our future sales depend on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on us. A substantial percentage of our sales have been made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. Sales to our ten largest customers represented 51% and 52% of our sales in the three months ended September 30, 2014 and 2013, respectively. Sales to our two largest customers, which individually accounted for greater than 10% of our net sales, represented 25% of our sales during three months ended September 30, 2014. In 2013, our largest customer, the only customer to account for greater than 10% of our net sales, represented 15% of our sales during the three months ended September 30, 2013.

For the three months ended September 30, 2014, we incurred a $2.3 million charge for the write-down of inventory associated with the bankruptcy filing of GT Advanced Technologies on October 6, 2014. Including the inventory charge, gross profit as a percentage of sales was 7.6% for the three months ended September 30, 2014. Excluding this inventory charge, gross profit as a percentage of sales increased to 7.9% for three months ended September 30, 2014 from 7.6% for the same period of 2013, primarily due to higher sales volumes, changes in the mix of programs and the impact of the CTS Acquisition. We experience fluctuations in gross profit from period to period. Different programs contribute different gross profits depending on factors such as the types of services involved, location of production, size of the program, complexity of the product and level of material costs associated with the various products. Moreover, new programs can contribute relatively less to our gross profit in their early stages when manufacturing volumes are usually lower, resulting in inefficiencies and unabsorbed manufacturing overhead costs. In addition, a number of our new and higher volume programs remain subject to competitive constraints that could exert downward pressure on our margins. During periods of low production volume, we generally experience idle capacity and reduced gross profit.

Selling, general and administrative expenses (SG&A) increased by 27% to $31.2 million in the third quarter of 2014 compared to $24.5 million in the same quarter of 2013. These increases were primarily attributable to the Suntron and CTS Acquisitions, support of increased sales volumes and a $2.7 million charge for provisions to accounts receivable associated with the GT Advance Technologies bankruptcy filing. Including the provisions to accounts receivable associated with the referenced bankruptcy, SG&A as a percentage of sales was 4.3% for the three months ended September 30, 2014. Excluding the provisions to accounts receivable associated with the referenced bankruptcy, SG&A, as a percentage of sales, decreased to 3.9% for the third quarter of 2014 from 4.1% from the same quarter of 2013. The decrease in SG&A as a percentage of sales related primarily to the increased sales volumes.

We have undertaken initiatives to restructure our business operations with the intention of improving utilization and realizing cost savings. During the nine months ended September 30, 2014, we recognized $6.2 million of restructuring charges and integration and acquisition-related costs, primarily related to integration costs of the CTS Acquisition.

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

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2014	2013	2014	2013
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	92.4	92.4	92.1	92.8
Gross profit	7.6	7.6	7.9	7.2
Selling, general and administrative expenses	4.3	4.1	4.2	4.0
Restructuring charges and integration
and acquisition-related costs	0.3	0.2	0.3	0.4
Asset impairment charge and other	-	0.0	-	0.1
Thailand flood related items	-	(1.6)	(0.1)	(0.6)
Income from operations	3.0	4.9	3.4	3.2
Other income, net	(0.1)	0.1	(0.0)	0.0
Income before income taxes	2.9	5.0	3.4	3.2
Income tax expense	0.5	1.1	0.6	0.7
Net income	2.3%	4.0%	2.8%	2.5%

Sales

Sales for the third quarter of 2014  were $731.3 million, a 22% increase from sales of $599.7 million for the same quarter in 2013. Sales for the first nine months of 2014  were $2.1 billion, a 19% increase from sales of $1.7 billion for the same period in 2013. The increase in sales resulted primarily from increased demand from existing customers, including new programs, new customers and the impact of the Suntron and CTS Acquisitions. The following table sets forth, for the periods indicated, the percentages of our sales by industry sector.

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2014	2013	2014	2013
Computers and related products for business
enterprises	21%	30%	21%	28%
Industrial control equipment	30	31	29	29
Telecommunication equipment	32	20	29	23
Medical devices	10	11	11	12
Testing and instrumentation products	7	8	10	8
	100%	100%	100%	100%

Computers and Related Products for Business Enterprises Sales to customers in the computers and related products for business enterprises industry for the third quarter of 2014 decreased 14% to $155.5 million from $180.6 million for the same quarter of 2013, and decreased 12% to $433.9 million during the first nine months of 2014 from $494.3 million in the same period of 2013. The decrease is primarily due to the timing of program transitions as well as lower demand from our customers.

Industrial Control Equipment Sales to customers in the industrial control equipment industry (including equipment for the aerospace and defense industry) for the third quarter of 2014  increased 20% to $219.0 million from $181.9 million for the same quarter of 2013, and increased 20% to $615.9 million during the first nine months of 2014 from $512.9 million in the same period of 2013, primarily as a result of increased demand from existing customers, including new programs, and the impact of the Suntron and CTS Acquisitions.

Telecommunication Equipment Sales to customers in the telecommunication equipment industry for the third quarter of 2014  increased 91% to $230.8 million from $120.7 million for the same quarter of 2013, and increased 52% to $605.5 million during the first nine months of 2014 from $397.3 million in the same period of 2013. The increase is primarily due to new programs, increased demand from existing customers and the impact of the CTS Acquisition.

Medical Devices Sales to customers in the medical devices industry for the third quarter of 2014  increased 12% to $76.0 million from $67.6 million for the same quarter of 2013, and increased 10% to $229.9 million during the first nine months of 2014 from $208.9 million in the same period of 2013, primarily as a result of new programs, and, to a lesser extent, the impact of the CTS Acquisition.

Testing and Instrumentation Products Sales to customers in the testing and instrumentation products industry for the third quarter of 2014  increased 2% to $50.0 million from $48.8 million for the same quarter of 2013, and increased 49% to $202.3 million during the first nine months of 2014 from $136.2 million in the same period of 2013 due to new programs, slight improvement in the semiconductor industry, and the impact of the Suntron Acquisition.

Sales to our ten largest customers represented 51% and 52% of our sales in the nine months ended

September 30, 2014 and 2013, respectively. Sales to our two largest customers, which individually accounted for greater than 10% of our net sales, represented 23% of our sales during the nine months ended September 30, 2014. In 2013, our largest customer, the only customer to account for greater than 10% of our net sales, represented 16% of our sales during the nine months ended September 30, 2013.

Our international operations are subject to the risks of doing business abroad. See Part I, Item 1A of our 2013 10-K for factors pertaining to our international sales and fluctuations in the exchange rates of foreign currency and for further discussion of potential adverse effects in operating results associated with the risks of doing business abroad. During the first nine months of both 2014 and 2013, 52% of our sales were from our international operations.

Gross Profit

Gross profit increased 22% to $55.3 million for the three months ended September 30, 2014 from $45.4 million in the same quarter of 2013, and increased 30% to $164.2 million for the nine months ended September 30, 2014 from $126.6 million in the same period of 2013. For the three months ended September 30, 2014, we incurred a $2.3 million charge for the write-down of inventory associated with the bankruptcy of GT Advanced Technologies. Including the inventory charge, gross profit as a percentage of sales was 7.6% for the three months ended September 30, 2014, and 7.9% for the nine months ended September 30, 2014. Excluding this inventory charge, gross profit as a percentage of sales increased to 7.9% for the three months ended September 30, 2014 from 7.6% in the same period of 2013, and increased to 8.0% for the nine months ended September 30, 2014 from 7.2% in the same period of 2013. These increases are primarily due to higher sales volumes, changes in the mix of programs and the impact of the acquisitions. We experience fluctuations in gross profit from period to period. Different programs contribute different gross profits depending on factors such as the types of services involved, location of production, size of the program, complexity of the product and level of material costs associated with the various products. Moreover, new programs can contribute relatively less to our gross profit in their early stages when manufacturing volumes are usually lower, resulting in inefficiencies and unabsorbed manufacturing overhead costs. In addition, a number of our new and higher volume programs remain subject to competitive constraints that could exert downward pressure on our margins. During periods of low production volume, we generally have idle capacity and reduced gross profit.

Selling, General and Administrative Expenses

SG&A increased by 27% to $31.2 million in the third quarter of 2014 compared to $24.5 million in the same quarter of 2013, and increased by 25% to $88.1 million in the first nine months of 2014 compared to $70.2 million in the same period of 2013. These increases were primarily attributable to the Suntron and CTS Acquisitions, support of increased sales volumes and a $2.7 million charge for provisions to accounts receivable associated with the GT Advance Technologies bankruptcy filing. Including the provisions to accounts receivable associated with the referenced bankruptcy, SG&A as a percentage of sales was 4.3% for the three months ended September 30, 2014 and 4.2% for the nine months ended September 30, 2014. Excluding the provisions to accounts receivable associated with the referenced bankruptcy, SG&A, as a percentage of sales, decreased to 3.9% for the third quarter of 2014 from 4.1% from the same quarter of 2013. The decrease in SG&A as a percentage of sales related primarily to the increased sales volumes. Excluding the provisions to accounts receivable associated with the referenced bankruptcy, SG&A, as a percentage of sales, was 4.1% and 4.0%, respectively, for the first nine months of 2014 and 2013, respectively. The increase in SG&A as a percentage of sales related primarily to the impact of the Suntron and CTS Acquisitions.

Restructuring Charges and Integration and Acquisition-Related Costs

During the nine months ended September 30, 2014, we recognized $6.2 million of restructuring charges and integration and acquisition-related costs, primarily related to integration costs of the CTS Acquisition. See Note 12 and Note 16 to the Condensed Consolidated Financial Statements in Item 1 of this report.

Thailand Flood Related Items

During the three months ended March 31, 2014, we received $1.6 million of insurance proceeds. The recovery process with our insurance carriers is complete. See Note 14 to the Condensed Consolidated Financial Statements in Item 1 of this report.

Income Tax Expense

Income tax expense of $12.4 million represented an effective tax rate of 17.5% for the nine months ended September 30, 2014, compared with $12.7 million that represented an effective tax rate of 22.6% for the same period in 2013. We had a tax incentive in China that expired at the end of 2012, but was extended in the first quarter of 2014 until 2015 and retroactively applied to the 2013 calendar year. The tax adjustment for the $1.2 million retroactive incentive for 2013 was recorded as a discrete tax benefit as of March 31, 2014. In 2013, we recorded a discrete tax benefit of approximately $0.8 million related to the American Taxpayer Relief Act of 2012 (the ATRA) consisting of research and experimentation credits and decreases in U.S. taxable income related to previously taxed foreign transactions. The ATRA retroactively restored the research and experimentation credit and other U.S. income tax benefits for 2012 and extended these provisions through the end of 2013. Excluding these tax items, the effective tax rate would have been 19.2% in 2014 compared to 24.1% in 2013. The decrease in the effective tax rate results primarily from the new tax incentive granted in China for 2014 and higher taxable income in geographies with lower tax rates. We have been granted certain tax incentives, including tax holidays, for our subsidiaries in China, Malaysia and Thailand that will expire at various dates, unless extended or otherwise renegotiated, through 2015 in China and Malaysia, and 2026 in Thailand. See Note 7 to the Condensed Consolidated Financial Statements in Item 1 of this report.

Net Income

We reported net income of $58.4 million, or diluted earnings per share of $1.07 for the first nine months of 2014, compared with net income of $43.7 million, or diluted earnings per share of $0.80 for the same period of 2013. The net increase of $14.7 million from 2013 was primarily due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our growth and operations through funds generated from operations and proceeds from the sale and maturity of our investments. Cash and cash equivalents totaled $420.2 million at September 30, 2014 and $345.6 million at December 31, 2013, of which $362.4 million at September 30, 2014 and $307.3 million at December 31, 2013 was held outside the U.S. in various foreign subsidiaries. Substantially all of the amounts held outside of the U.S. are intended to be permanently reinvested in foreign operations. Under current tax laws and regulations, if cash and cash equivalents held outside the U.S. were to be distributed to the U.S. in the form of dividends or otherwise, we would be subject to additional U.S. income taxes and foreign withholding taxes.

Cash provided by operating activities was $113.9 million for the nine months ended September 30, 2014, which included $1.1 million of Thailand flood insurance recoveries. The cash provided by operations during 2014 consisted primarily of $58.4 million of net income adjusted for $34.0 million of depreciation and amortization, a $24.7 million decrease in accounts receivable  and a $17.5 million increase in accounts payable offset by a $38.6 million increase in inventories. The decrease in accounts receivable was primarily driven by the fluctuation of sales from the fourth quarter of 2013 to the third quarter of 2014. Inventories have increased in support of higher business levels in 2014. Working capital was $1,005.5 million at

September 30, 2014 and $944.5 million at December 31, 2013.

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

Cash used in investing activities was $24.6 million for the nine months ended September 30, 2014 primarily due to purchases of additional property, plant and equipment totaling $35.7 million offset by $10.1 million from the redemptions of investments. Purchases of additional property, plant and equipment were primarily of machinery and equipment in the Americas.

Cash used in financing activities was $13.2 million for the nine months ended September 30, 2014. Share repurchases totaled $25.0 million, and we received $11.7 million from the exercise of stock options.

Under the terms of the Credit Agreement, we have a $200.0 million five-year revolving credit facility to be used for general corporate purposes with a maturity date of July 30, 2017. The Credit Agreement includes an accordion feature pursuant to which total commitments under the facility may be increased by an additional $100 million, subject to satisfaction of certain conditions and lender approval. Interest on outstanding borrowings under the Credit Agreement is payable quarterly, at our option, at LIBOR plus 1.75% to 2.75% or a prime rate plus 0.75% to 1.75%, based upon our leverage ratio as specified in the Credit Agreement. A commitment fee of 0.30% to 0.40% per annum (based upon our liquidity ratio) on the unused portion of the revolving credit line is payable quarterly in arrears. As of September 30, 2014 and December 31, 2013, we had no borrowings outstanding under the Credit Agreement, $1.2 million and $0.8 million, respectively, in outstanding letters of credit and $198.8 million and $199.2 million, respectively, was available for future borrowings.

The Credit Agreement is secured by our domestic inventory and accounts receivable, 100% of the stock of our domestic subsidiaries, 65% of the voting capital stock of each direct foreign subsidiary, and substantially all of our and our domestic subsidiaries’ other tangible and intangible assets. The Credit Agreement contains customary financial covenants as to debt leverage and fixed charges, and restricts our ability to incur additional debt, pay dividends, repurchase shares, sell assets and merge or consolidate with other persons. As of both September 30, 2014 and December 31, 2013, we were in compliance with all of these covenants and restrictions.

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

As of September 30, 2014, we had cash and cash equivalents totaling $420.2 million and $198.8 million available for borrowings under the Credit Agreement. During the next twelve months, we believe our capital expenditures will be approximately $45 million to $55 million, principally for machinery and equipment to support our ongoing business around the globe.

On June 13, 2012, our Board of Directors approved the repurchase of up to $100 million of our outstanding common shares (the 2012 Repurchase Program). As of September 30, 2014, we had $21.8 million remaining under the 2012 Repurchase Program. We are under no commitment or obligation to repurchase any particular amount of common shares. Management believes that our existing cash balances and funds generated from operations will be sufficient to permit us to meet our liquidity requirements over the next 12 months. Management further believes that our ongoing cash flows from operations and any borrowings we may incur under our credit facilities will enable us to meet operating cash requirements in future years. Should we desire to consummate significant acquisition opportunities, our capital needs would increase and could possibly result in our need to increase available borrowings under our Credit Agreement or access public or private debt and equity markets. There can be no assurance, however, that we would be successful in raising additional debt or equity on terms that we would consider acceptable.

CONTRACTUAL OBLIGATIONS

We have certain contractual obligations for operating leases that were summarized in a table of Contractual Obligations in our 2013 10-K. There have been no material changes to our contractual obligations, outside of the ordinary course of our business, since December 31, 2013.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2014, we did not have any significant off-balance sheet arrangements.

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

We do not use derivative financial instruments for speculative purposes. As of September 30, 2014, we did not have any foreign currency hedges. In the future, significant transactions involving our international operations may cause us to consider engaging in hedging transactions to attempt to mitigate our exposure to fluctuations in foreign exchange rates. These exposures relate primarily to vendor payments and customer receivable balances in currencies other than the primary currency generated and used by our foreign operations and our net investment in foreign operations. Some of our international operations operate in a natural hedge because both operating expenses and a portion of sales are denominated in local currency. Our sales are substantially denominated in U.S. dollars. Our foreign currency cash flows are generated in certain Asian and European countries and Mexico.

We are also exposed to market risk for changes in interest rates, a portion of which relates to our invested cash balances. We do not use derivative financial instruments in our investing activities. We place cash and cash equivalents and investments with various major financial institutions. We protect our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by generally investing in investment grade securities. As of September 30, 2014, the outstanding amount in the long-term investment portfolio included $1.3 million (par value) of auction rate securities with an average annual return of approximately 0.17%.

Item 4 –  Controls and Procedures

Our management has evaluated, with the participation of our CEO and CFO, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon their evaluation, our CEO and CFO have concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is appropriately accumulated and communicated to management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

(c)  The following table provides information about the Company’s repurchases of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the quarter ended September 30, 2014, at a total cost of $13.2 million:

ISSUER PURCHASES OF EQUITY SECURITIES
(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares	Dollar Value)
			Purchased as	of Shares that
			Part of	May Yet Be
	(a) Total		Publicly	Purchased
	Number of	(b) Average	Announced	Under the
	Shares	Price Paid per	Plans or	Plans or
Period	Purchased(1)	Share(2)	Programs	Programs(3)
July 1 to 31, 2014	89,600	$24.61	89,600	$32.8 million
August 1 to 31, 2014	212,500	$24.35	212,500	$27.6 million
September 1 to 30, 2014	242,500	$23.76	242,500	$21.8 million
Total	544,600	$24.13	544,600

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

Item 5.           Other

On November 4, 2014, the Company restated its certificate of formation (formerly articles of incorporation) to incorporate amendments previously approved by shareholders. The restatement did not further amend the certificate.

Also on November 4, 2014, the Board of Directors approved the amendment and restatement of the Company’s bylaws to comport with the Texas Business Organizations Code. A number of technical and conforming changes were made to the bylaws, which were not substantive; the section providing for the indemnification of the Company’s officers and directors was also modified to clarify the Company’s responsibilities and to otherwise conform the section to the Texas Business Organizations Code.

Item 6.           Exhibits

3.1*	Restated Certificate of Formation (formerly Articles of Incorporation) of the Company dated November 4, 2014
3.2*	Amended and Restated Bylaws of the Company dated November 4, 2014
4.1*	Specimen form of certificate evidencing the Common Shares
10.1*	Form of Indemnity Agreement between the Company and its directors and officers
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer
101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension Schema Document
101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document

*   Filed herewith.

(1)  XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is not deemed filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 6, 2014.

BENCHMARK ELECTRONICS, INC.
(Registrant)
By: /s/ Gayla J. Delly
Gayla J. Delly
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Donald F. Adam
Donald F. Adam
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

3.1*	Restated Certificate of Formation (formerly Articles of Incorporation) of the Company dated November 4, 2014
3.2*	Amended and Restated Bylaws of the Company dated November 4, 2014
4.1*	Specimen form of certificate evidencing the Common Shares
10.1*	Form of Indemnity Agreement between the Company and its directors and officers
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer
101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension Schema Document
101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document

*   Filed herewith.

(1)  XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is not deemed filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.