Form 10-K
period 2014-12-31
BENCHMARK ELECTRONICS INC
filed 2015-02-27
CIK 863436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 (Mark One)

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

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

Yes [  ] No [Ö]

As of June 30, 2014, the number of outstanding Common Shares was 53,958,612. As of such date, the aggregate market value of the Common Shares held by non-affiliates, based on the closing price of the Common Shares on the New York Stock Exchange on such date, was approximately $1.4 billion.

As of February 25, 2015, there were 52,658,067 Common Shares of Benchmark Electronics, Inc., par value $0.10 per share, outstanding.

Documents Incorporated by Reference:

Portions of the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders (Part III, Items 10-14).

PART I

Item 1.  Business.

This annual report (the Report) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts and include words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” “will,” or the negative or other variations thereof them. In particular, statements, whether express or implied, concerning future operating results or the ability to generate sales, income or cash flow are forward-looking statements. Undue reliance should not be placed on any forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions that are beyond our ability to control or predict, including those discussed under Item 1A of this Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes, including the future results of our operations, may vary materially from those indicated.

The Company’s fiscal year ends on December 31. Consequently, references to 2014 relate to the calendar year ended December 31, 2014; references to 2013 relate to the year ended December 31, 2013, etc.

General

Benchmark Electronics, Inc. (Benchmark), a Texas corporation, began operations in 1979 and has become a worldwide provider of integrated electronic manufacturing services. In this Report, references to Benchmark, the Company or use of the words “we”, “our” and “us” include the subsidiaries of Benchmark unless otherwise noted.

We provide our services to original equipment manufacturers (OEMs) of industrial control equipment (including equipment for the aerospace and defense industry), telecommunication equipment, computers and related products for business enterprises, medical devices, and testing and instrumentation products. Our services are commonly referred to as electronics manufacturing services (EMS).

We offer our customers comprehensive and integrated design and manufacturing services—from initial product design to volume production including direct order fulfillment and post-deployment services. Our operations comprise three principal areas:

•         Manufacturing and assembly operations, which include printed circuit boards and subsystem assembly, box build and systems integration, the process of integrating subsystems and, often, downloading and integrating software, to produce a fully configured product.

•         Precision technology manufacturing, which complements our proven electronic manufacturing expertise by providing further vertical integration of critical mechanical components. These capabilities include precision machining, advanced metal joining, assembly and functional testing for multiple industries including medical, instrumentation, aerospace and semiconductor capital equipment.

•         Specialized engineering services, which include product design, printed circuit board layout, prototyping, automation and test development.

Our core strength lies in the manufacturing process for large, complex, high-density printed circuit boards, as well as the ability to manufacture high- and low-volume products in lower cost regions such as China, Malaysia, Mexico, Romania and Thailand. Our global manufacturing presence increases our ability to respond to our customers’ needs by providing accelerated time-to-market and time-to-volume production of high-quality products.

These capabilities enable us to build strong strategic relationships with our customers and to become an integral part of their operations.

Our customers face challenges in planning, procuring and managing their inventories efficiently due to fluctuations in their customer demand, product design changes, short product life cycles and component price fluctuations. We employ enterprise resource planning (ERP) systems to manage the procurement and manufacturing processes in an efficient and cost-effective manner so that, where possible, components arrive on a just-in-time, as-and-when-needed basis. We are a significant purchaser of electronic components and other raw materials and can capitalize on the economies of scale associated with our relationships with suppliers to negotiate price discounts, obtain components and other raw materials that are in short supply, and return excess components. Our expertise in supply chain management and our relationships with suppliers across the supply chain enable us to help reduce our customers’ cost of goods sold and inventory exposure.

Benchmark’s worldwide facilities include 1.6 million square feet in our domestic facilities in Alabama, Arizona, California, Minnesota, New Hampshire, North Dakota and Texas; and 2.2 million square feet in our international facilities in China, Malaysia, Mexico, the Netherlands, Romania and Thailand.

We have enhanced our capabilities through acquisitions and through internal expansion:

•         In June 2013, we acquired Suntron Corporation (the Suntron Acquisition) to better serve customers in the aerospace and defense industries.

•         In October 2013, we acquired the full-service EMS segment of CTS Corporation (the CTS Acquisition). The CTS Acquisition expanded our portfolio of customers in non-traditional and highly regulated markets and strengthened the depth and scope of our new product express capabilities on the West Coast.

•         In 2011, we acquired facilities and other assets to expand our precision technology capabilities in Penang, Malaysia.

•         In 2009, we added precision machining assets and capabilities in Arizona, California and Mexico through a business acquisition, and leased a larger facility in Brasov, Romania that expanded our manufacturing capacity in Eastern Europe.

Our global operations currently include manufacturing facilities in seven countries.

We believe our primary competitive advantages are our design, manufacturing, testing and supply chain management capabilities provided by a highly skilled team of personnel. We offer our customers flexible manufacturing solutions throughout the life cycle of their products. These solutions provide accelerated time-to-market, time-to-volume production, and reduced production costs. Working closely with our customers and responding promptly to their needs, we become an integral part of their operations.

Our Industry

Outsourcing enables OEMs to concentrate on what they believe to be their core strengths, such as new product definition, marketing and sales. Beginning in the 1990s, the EMS industry changed rapidly as an increasing number of OEMs outsourced their manufacturing requirements. In recent years, the number of industries served by EMS providers and their market penetration in certain industries has increased, and we believe further growth opportunities exist for EMS providers to penetrate the worldwide electronics markets. In 2001 and again in 2008, the industry’s revenue declined as a result of significant cutbacks in customers’ production requirements, consistent with overall global economic downturns; however, OEMs have continued to turn to outsourcing to reduce product cost, achieve accelerated time-to-market and time-to-volume production, access advanced design and manufacturing technologies, improve inventory management and purchasing power, and reduce their capital investment in manufacturing resources.

Our Strategy

Our goal is to be the EMS outsourcing provider of choice to leading OEMs in the electronics industry that we perceive from time to time to offer the greatest potential for growth. To meet this goal, we have implemented the following strategies:

•         Focus on High-End Products in Growth Industries. EMS providers produce products for a wide range of OEMs in different industries, such as consumer electronics, internet-focused businesses and information technology equipment. The product scope ranges from easy-to-assemble, low-cost, high-volume products targeted for the consumer market to complicated, state-of-the-art, mission-critical electronic hardware targeted for military, medical and other high-end computer use. Similarly, OEMs’ customers range from consumer-oriented companies that compete primarily on price and redesign their products every year to manufacturers of high-end telecommunications equipment and computer and related products for business enterprises that compete on technology and quality. We currently offer state-of-the-art products for industry leaders who require specialized engineering design and production services, as well as high-volume manufacturing capabilities to our customer base. Our ability to offer both of these types of services enables us to expand our business relationships.

•         Maintain and Develop Close, Long-Term Relationships with Customers. Our core strategy is to establish long-term relationships with leading OEMs in expanding industries by becoming an integral part of their manufacturing operations. To accomplish this, we work closely with our customers throughout the design, manufacturing and distribution process, and we offer flexible and responsive services. We rely on our local management teams to respond to frequently changing customer design specifications and production requirements, which develops stronger customer relationships.

•         Deliver Complete High- and Low-Volume Manufacturing Solutions Globally. OEMs increasingly require a wide range of specialized engineering and manufacturing services from EMS providers in order to reduce costs and accelerate their time-to-market and time-to-volume production. Building on our integrated engineering and manufacturing capabilities, we offer services from initial product design and test to final product assembly and distribution to OEM customers. Our systems integration assembly and direct order fulfillment services allow our customers to reduce product cost and risk of product obsolescence by reducing their total work-in-process and finished goods inventory. These services are available at many of our manufacturing locations. In 2009, we added precision machining assets and capabilities to provide precision machining, metal joining and complex electromechanical manufacturing services in Arizona, California and Mexico. In 2011, we acquired facilities and other assets to expand our precision technologies capabilities in Penang, Malaysia. This expansion added sheet metal and frames fabrication services, advanced metal joining and grinding services, along with complex mechanical assembly and machining services to our Asia service offerings. All of these full service capabilities allow us to offer customers the flexibility to move quickly from design and initial product introduction to production and distribution. We offer our customers the opportunity to combine the benefits of low-cost manufacturing (for the portions of their products or systems that can benefit from the use of these geographic areas) with the benefits and capabilities of our higher complexity support of systems integration in Asia, Europe and the United States.

•         Leverage Advanced Technological Capabilities. In addition to traditional strengths in manufacturing large, complex high-density printed circuit boards and systems, we offer customers specialized and tailored advanced design, technology and manufacturing solutions for their primary products. We provide this engineering expertise through our design capabilities at our design centers and our advanced technology process development in each of our facilities. We believe our capabilities help our customers utilize cutting-edge technologies to improve product performance and reduce costs.

•         Continue to Seek Cost Savings and Operational Excellence. We seek to optimize all of our facilities to provide cost-efficient services for our customers. This is done through our culture of continuous improvement, sharing best practices and implementing lean principles. We also provide operations in lower-cost locations to further offer cost saving solutions to our customers. These sites include China, Malaysia, Mexico, Romania and Thailand.

•         Continue Our Global Focus. A network of strategically positioned facilities can reduce costs, simplify and shorten an OEM’s supply chain and provide regional solutions, thus reducing the time it takes to bring products to market. We are committed to maintaining our global focus in order to support our customers with cost-effective and timely delivery of quality products and services worldwide.

•         Pursue Strategic Acquisitions. Our capabilities have continued to grow through acquisitions and we will continue to selectively seek acquisition opportunities. In addition to expanding our global footprint, our acquisitions have enhanced our business in the following ways:

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

•    New Product Design, Prototype, Test and Related Engineering Solutions. We offer a full spectrum of new product design, automation, test development, prototype and related engineering solutions. Our concurrent engineering approach shortens product development cycles and gives our customers a competitive advantage in time-to-market and time-to-profit. Our multi-disciplined engineering teams provide expertise in a number of core competencies critical to serving OEMs in our target markets, including award-winning industrial design, mechanical and electrical hardware, firmware, software and systems integration and support. We create specifications, designs and quick-turn prototypes, and validate and ramp our customers’ products into high-volume manufacturing.

•    Custom Test and Automation Equipment Design and Build Solutions. We provide our customers a comprehensive range of custom automated test equipment, functional test equipment, process automation and replication solutions. We have expertise in tooling, testers, equipment control, systems planning, automation, floor control, systems integration, replication and programming. Our custom functional test equipment, process automation and replication solutions are available to our customers as part of our full service product design and manufacturing solutions package or on a stand-alone basis for products designed and manufactured elsewhere. We also provide custom test equipment and automation system solutions to OEMs. Our ability to provide these solutions allows us to capitalize on OEMs’ increasing needs for custom manufacturing solutions and provides an additional opportunity for us to introduce these customers to our comprehensive engineering and manufacturing services.

Manufacturing and Fulfillment Solutions

As OEMs seek to provide greater functionality in smaller products, they increasingly require sophisticated manufacturing technologies and processes. Our investment in advanced manufacturing equipment and process development, as well as our experience in innovative packaging and interconnect technologies, enable us to offer a variety of advanced manufacturing solutions. These packaging and interconnect technologies include:

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

•    Systems Assembly & Test. We work with our customers to develop product-specific test strategies. Our test capabilities include manufacturing defect analysis, in-circuit tests to test the circuitry of the board and functional tests to confirm that the board or assembly operates in accordance with its final design and manufacturing specifications. We either custom design test equipment and software ourselves or use test equipment and software provided by our customers. We also offer our own internally designed functional test solutions for cost effective and flexible test solutions, and provide environmental stress tests of assemblies of boards or systems.

We also have expertise in advanced precision and electromechanical technologies, micro-electronics and optical manufacturing services. In order to meet our customers’ demand for systems assembly and test solutions, we offer subassembly build, final assembly, functionality testing, configuration and software installation and final packaging services.

Precision Electromechanical Assembly and Test. We offer a full spectrum of precision subsystem and system integration services. These services include assembly, configuration and testing of industrial control equipment (which includes equipment for the aerospace and defense industry), telecommunication equipment, complex computers and related products for business enterprises, medical devices, and testing and instrumentation products. We design, develop and build product specific manufacturing processes utilizing manual, mechanized or fully automated lines to meet our customers’ product volume and quality requirements. All of our assembly and test processes are developed according to customer specifications and replicated within our facilities. Product life cycle testing services are provided such as Ongoing Reliability Testing where units are continuously cycled for extended testing while monitoring for early-life failures.

Failure Analysis. We offer an array of analytical solutions and expertise to challenging issues that face our customers. This includes focused techniques for failure mode, failure mechanism, and root cause determination. Specialized analytical skill sets associated with electrical, mechanical, and metallurgical disciplines are used in conjunction with a vast array of equipment such as ion chromatography, x-ray florescence, and scanning electron microscopy. Our state-of-the-art lab facilities provide customers with detailed reporting and support in an unbiased, timely and cost-effective manner. Mastering emerging technologies coupled with a complete understanding of potential failure mechanisms positions us to exceed customer expectations and maintain our technological diversity.

Direct Order Fulfillment. We provide direct order fulfillment for some of our OEM customers. Direct order fulfillment involves receiving customer orders, configuring products to quickly fill the orders and delivering the products either to the OEM, a distribution channel or directly to the end customer. We manage our direct order fulfillment processes using a core set of common systems and processes that receive order information from the customer and provide comprehensive supply chain management, including procurement and production planning. These systems and processes enable us to process orders for multiple system configurations and varying production quantities, including single units. Our direct order fulfillment services include build-to-order (BTO) and configure-to-order (CTO) capabilities. BTO involves building a complete system in real-time to a highly customized configuration ordered by the OEM’s end customer. CTO involves configuring systems to an end customer’s specifications at the time the product is ordered. The end customer typically places this order by choosing from a variety of possible system configurations and options. We are capable of meeting a 2- to 24-hour turnaround time for BTO and CTO. We support our direct order fulfillment services with logistics that include delivery of parts and assemblies to the final assembly site, distribution and shipment of finished systems, and processing of customer returns.

Aftermarket Non-Warranty Services. We provide our customers a range of aftermarket non-warranty services, including repair, replacement, refurbishment, remanufacturing, exchange, systems upgrade and spare part manufacturing throughout a product’s life cycle. These services are tracked and supported by specific information technology systems that can be tailored to meet our customers’ individual requirements.

Value-Added Support Systems.  We support our engineering, manufacturing, distribution and aftermarket support services with an efficient supply chain management system and a superior quality management program. Our value-added support services are primarily implemented and managed through web-based information technology systems that enable us to collaborate with our customers throughout all stages of the engineering, manufacturing and order-fulfillment processes.

Supply Chain Management. Our inventory-management and volume-procurement capabilities contribute to assurance of supply and cost reductions, and reduce total cycle time. Our materials strategy is focused on leveraging our procurement volume company-wide while providing local execution for maximum flexibility at the division level. In addition, our systems integration facilities have developed material processes required to support system integration operations.

We utilize a full complement of electronic data interchange transactions with our suppliers to coordinate forecasts, orders, reschedules, and inventory and component lead times. Our enterprise resource planning systems provide product and production information to our supply chain management, engineering change management and floor control systems. Our information systems include a proprietary module that controls serialization, production and quality data for all of our facilities around the world using state-of-the-art statistical process control techniques for continuous process improvements. To enhance our ability to rapidly respond to changes in our customers’ requirements by effectively managing changes in our supply chain, we utilize web-based interfaces and real-time supply chain management software products, which allow for scaling operations to meet customer needs, shifting capacity in response to product demand fluctuations, reducing materials costs and effectively distributing products to our customers or their end-customers.

Manufacturing Technologies. We offer our customers expertise in a wide variety of traditional and advanced manufacturing technologies. Our technical expertise supports standard printed circuit board assembly, as well as complex products that require advanced engineering skills and equipment.

We also provide our customers with a comprehensive set of manufacturing technologies and solutions, which include:

•    Pin Thru Hole;

•    Surface Mount Technology;

•    Fine Pitch;

•    Ball Grid Array and Land Grid Array;

•    Part on Part;

•    Flip Chip;

•    Chip On Board/Wire Bonding;

•    In-Circuit Test;

•    Board Level Functional Test; and

•    Stress Testing.

We also provide specialized solutions in support of our customers’ components, products and systems, which include:

•    Adhesives;

•    Conformal Coating;

•    Ultrasonic Welding;

•    Splicing and Connectorization for Optical Applications;

•    Hybrid Optical/Electrical Printed Circuit Board Assembly and Testing; and

•    Sub-Micron Alignment of Optical Sub-Assemblies.

Through our Component Engineering Services, we help customers deal with evolving international environmental laws and regulations on content, packaging, labeling and similar issues concerning the environmental impact of their products including: “RoHS” (EU Directive 2011/65/EUC on Restriction of certain Hazardous Substances); “WEE” (EU Directive 2002/96/EC on Waste Electrical and Electronic Equipment); “REACH” (EC Regulation No 1907/2006 on Registration, Evaluation and Authorization of Chemicals); EU Member States’ Implementation of the foregoing; and the People’s Republic of China (PRC) Measures for Administration of the Pollution Control of Electronic Information Products of 2006. Manufacturing sites in the Americas, Asia and European regions are certified in both water soluble and no-clean processes and are currently producing products that are compliant with these environmental laws and regulations.

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

•    Precision Multi-Axis Grinding of Aerospace Engine Blades, Vanes and Nozzles;

•    Precision Grinding of Mass Spectrometer Components;

•    Sinker Electrical Discharge Machining;

•    Turnkey Precision Clean Room Module Assembly and Functional Test;

•    Major Electromechanical Sub Assembly;

•    Laser Welding; and

•    Advanced Metal Joining.

Marketing and Customers

We market our services primarily through a direct sales force and, in select markets, independent marketing representatives. In addition, our divisional and executive management teams are an integral part of our sales and marketing teams. We generally enter into supply arrangements with our customers. These arrangements, similar to purchase orders, generally govern the conduct of our business with customers relating to, among other things, the manufacture of products which in many cases were previously produced by the customer. Such arrangements generally identify the specific products to be manufactured, quality and production requirements, product pricing and materials management. There can be no assurance that at any time these arrangements will remain in effect or be renewed.

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

The following table sets forth the percentages of our sales by industry for 2014,  2013  and 2012.

	2014	2013	2012
Industrial control equipment	30%	28%	26%
Telecommunication equipment	29	23	26
Computers and related products for business enterprises	21	30	31
Medical devices	11	11	10
Testing and instrumentation products	9	8	7

Seasonality

Seasonality in our business has historically been driven by customer and product mix, particularly the industries that our customers serve. Although we have historically experienced higher sales during the fourth quarter, this pattern does not repeat itself every year. In addition, we typically experience our lowest sales volume in the first quarter of each year.

Suppliers

We maintain a network of suppliers of components and other materials used in our operations. We procure components when a purchase order or forecast is received from a customer and occasionally utilize components or other materials for which a supplier is the single source of supply. If any of these single-source suppliers were unable to provide these materials, a shortage of components could temporarily interrupt our operations and lower our profits until an alternate component could be identified and qualified for use. Although we experience component shortages and longer lead times for various components from time to time, we have generally been able to reduce the impact of component shortages by working with customers to reschedule deliveries, with suppliers to provide the needed components using just-in-time inventory programs, or by purchasing components at somewhat higher prices from distributors rather than directly from manufacturers. In addition, by developing long-term relationships with suppliers, we have been better able to minimize the effects of component shortages compared to manufacturers without such relationships. The goal of these procedures is to reduce our inventory risk.

Backlog

We had sales backlog of approximately $1.6 billion at December 31, 2014, as compared to the 2013 year-end backlog of $1.7 billion. Backlog consists of purchase orders received, including, in some instances, forecast requirements released for production under customer contracts. Although we expect to fill substantially all of our year-end backlog during 2015, we do not currently have long-term agreements with all of our customers, and customer orders can be canceled, changed or delayed. The timely replacement of canceled, changed or delayed orders with orders from new customers cannot be assured, nor can there be any assurance that any of our current customers will continue to utilize our services. Because of these factors, our backlog is not a meaningful indicator of future financial results.

Competition

The services we provide are available from many independent sources as well as from the in-house manufacturing capabilities of current and potential customers. Our competitors include Celestica Inc., Flextronics International Ltd., Hon Hai Precision Industry Co., Ltd., Jabil Circuit, Inc., Plexus Corp and Sanmina Corporation, who may be more established in the industry and have substantially greater financial, manufacturing or marketing resources than we do. We believe that the principal competitive factors in our targeted markets are engineering capabilities, product quality, flexibility, cost and timeliness in responding to design and schedule changes, reliability in meeting product delivery schedules, pricing, technological sophistication and geographic location.

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

Sustainability

Benchmark is committed to being a responsible corporate citizen. We use the term “sustainability” to describe our long-term approach to social, economic and environmental responsibilities that achieve our business objectives and contribute to a more sustained world. Our sustainability priorities include:

•         upholding the principle of human rights and observing fair labor practices within our organization and our supply chain;

•         protecting the environment by conserving energy and natural resources and preventing pollution through appropriate management technology and practices;

•         ensuring ethical organizational governance; and

•         applying fair, transparent and accountable operating practices.

All Benchmark manufacturing facilities are either currently certified or undergoing certification to ISO 14001. We have endorsed the Electronics Industry Citizenship Coalition Code of Conduct, and flowed specific requirements to our supply chain through our contracts, Purchase Order Terms and Conditions, Supplier Assurance Manual, and Supplier Code of Conduct.

Governmental Regulation

Our operations, and the operations of businesses that we acquire, are subject to certain foreign, federal, state and local regulatory requirements relating to security clearance, trade compliance, anticorruption, environmental, waste management, and health and safety matters. We seek to operate in compliance with all applicable requirements. However, significant costs and liabilities may arise from these requirements or from new, modified or more stringent requirements, which could affect our earnings and competitive position. In addition, our past, current and future operations, and those of businesses we acquire, may give rise to claims of exposure by employees or the public or to other claims or liabilities relating to environmental, waste management or health and safety concerns.

We periodically generate and temporarily handle limited amounts of materials that are considered hazardous waste under applicable law. We contract for the off-site disposal of these materials and have implemented a waste management program to address related regulatory issues.

Employees

As of December 31, 2014, we employed 10,940 people, of whom 7,919 were engaged in manufacturing and operations, 1,612 in materials control and procurement, 538 in design and development, 291 in marketing and sales, and 580 in administration. None of our domestic employees are represented by a labor union. In certain international locations, our employees are represented by labor unions and by works councils. Some European countries also often have mandatory legal provisions regarding terms of employment, severance compensation and other conditions of employment that are more restrictive than U.S. laws. We have never experienced a strike or similar work stoppage, and we believe that our employee and labor relations are good.

Segments and International Operations

We have manufacturing facilities in the Americas, Asia and Europe regions to serve our customers. Benchmark is operated and managed geographically, and management evaluates performance and allocates resources on a geographic basis. We currently operate outside the United States in China, Malaysia, Mexico, the Netherlands, Romania and Thailand. During 2014, 2013 and 2012, 53%, 51% and 50%, respectively, of our sales were from our international operations. See Note 9 and Note 13 of Notes to Consolidated Financial Statements in Item 8 of this Report for segment and geographical information.

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

Item 1A.   Risk Factors.

The following risk factors should be read carefully when reviewing the Company’s business, the forward-looking statements contained in this Report, and the other statements the Company or its representatives make from time to time. Any of the following factors could materially and adversely affect the Company’s business, operating results, financial condition and the actual results of the matters addressed by the forward-looking statements.

Adverse market conditions in the electronics industry could reduce our future sales and earnings per share.

Uncertainty over the erosion of global consumer confidence amidst concerns about declining asset values, inflation, volatile energy costs, geopolitical issues, the availability and cost of credit, rising unemployment, and the stability and solvency of financial institutions, financial markets, businesses, and sovereign nations has slowed global economic growth and resulted in recessions in many countries, including in the United States, Europe and certain countries in Asia over the past several years. Even though we have seen signs of an overall economic recovery, such recovery may be weak and/or short-lived and recessionary conditions may return. If any of these potential negative economic conditions occur, they may result in lower spending by businesses in the future, which may affect demand for our customers’ products and adversely affect our sales. Consequently, our past operating results, earnings and cash flows may not be indicative of our future operating results, earnings and cash flows.

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

Our business is cyclical and has experienced economic and industry downturns. If economic conditions or demand for our customers’ products deteriorate, we may experience a material adverse impact on our business, operating results and financial condition.

In cases where the evidence suggests a customer may not be able to satisfy its obligation to us, we establish reserves in an amount we determine appropriate for the perceived risk. There can be no assurance that our reserves will be adequate. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional receivable and inventory reserves may be required and restructuring charges may be incurred.

Shortages or price increases of components specified by our customers would delay shipments and adversely affect our profitability.

Substantially all of our sales are derived from manufacturing services in which we purchase components specified by our customers. In the past, supply shortages have substantially curtailed production of all assemblies using a particular component and industry-wide shortages of electronic components, particularly of memory and logic devices, have occurred. For example, the 2011  earthquake and tsunami in Japan disrupted the global supply chain for certain components manufactured in Japan that were incorporated in the products we manufactured, and the 2011 Thailand flood had a similar impact. Any such component shortages may result in delayed shipments, which could have an adverse effect on our profit margins. Also, because of the continued increase in demand for surface mount components, we anticipate component shortages and longer lead times for certain components to occur from time to time. Also, we may bear the risk of component price increases that occur between periodic re-pricings of product during the term of a customer contract. Accordingly, certain component price increases could adversely affect our gross profit margins.

We are dependent on the success of our customers. When our customers experience a downturn in their business, we may be similarly affected.

We are dependent on the continued growth, viability and financial stability of our customers. Our customers are OEMs of:

•    industrial control equipment;

•    telecommunication equipment;

•    computers and related products for business enterprises;

•    medical devices; and

•    testing and instrumentation products.

These industries are subject to rapid technological change, vigorous competition, short product life cycles and consequent product obsolescence. When our customers are adversely affected by these factors, we may be similarly affected.

The loss of a major customer would adversely affect us.

Historically, a substantial percentage of our sales have been made to a small number of customers. The loss of a major customer, if not replaced, would adversely affect us. Sales to our ten largest customers represented 50%, 53% and 56% of our sales in 2014, 2013  and 2012, respectively. In 2014, sales to Arris Group, Inc. and International Business Machines Corporation each represented 11% of our sales. Our future sales are dependent on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on us.

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

The volume and timing of sales to our customers vary due to:

•    changes in demand for our customers’ products;

•    our customers’ attempts to manage their inventory;

•    design changes;

•    changes in our customers’ manufacturing strategies; and

•    acquisitions of, or consolidations among, customers.

Due in part to these factors, most of our customers do not commit to firm production schedules for more than one quarter in advance. Our inability to forecast the level of customer orders with certainty makes it difficult to schedule production and maximize utilization of manufacturing capacity. In the past, we have been required to increase staffing and other expenses in order to meet the anticipated demand of our customers. Anticipated orders from many of our customers have, in the past, failed to materialize or delivery schedules have been deferred as a result of changes in our customers’ business needs, thereby adversely affecting our results of operations. On other occasions, our customers have required rapid increases in production, which have placed an excessive burden on our resources. Such customer order fluctuations and deferrals have had a material adverse effect on us in the past, and may again in the future. A business downturn resulting from any of these external factors could have a material adverse effect on our operating income. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Report.

Our customers may cancel their orders, change production quantities, delay production or change their sourcing strategies.

EMS providers must provide increasingly rapid product turnaround for their customers. We generally do not obtain firm, long-term purchase commitments from our customers, and we continue to experience reduced lead-times in customer orders. Customers may cancel their orders, change production quantities, delay production or change their sourcing strategy for a number of reasons. The degree of success or failure of our customers’ products in the market affects our business. Cancellations, reductions, delays or changes in the sourcing strategy by a significant customer or by a group of customers could negatively impact our operating income.

In addition, we make significant decisions, including determining the levels of business that we will seek and accept, production schedules, component procurement commitments, personnel needs, capital expenditures and other resource requirements, based on our estimate of customer requirements. The short-term nature of our customers’ commitments and the possibility of rapid changes in demand for their products impede our ability to accurately estimate the future requirements of those customers.

On occasion, customers require rapid increases in production, which can stress our resources and reduce operating margins. In addition, because many of our costs and operating expenses are relatively fixed, a reduction in customer demand can harm our gross profits and operating results. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Report.

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

During 2014, 2013  and 2012, 53%, 51% and 50%, respectively, of our sales were from our international operations. These international operations are subject to a number of risks, including:

•    difficulties in staffing and managing foreign operations;

•    coordinating communications and logistics across geographic distances and multiple time zones;

•    less flexible employee relationships, which complicate meeting demand fluctuations and can be difficult and expensive to terminate;

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

•    burdens of complying with a wide variety of foreign laws and labor practices, including various and changing minimum wage regulations;

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

Additionally, certain foreign jurisdictions, as well as the U.S. government, restrict the amount of cash that can be transferred to the U.S or impose taxes and penalties on such transfers of cash. To the extent we have excess cash in foreign locations that could be used in, or is needed by, our operations in the United States, we may incur significant penalties and/or taxes to repatriate these funds.

Another significant legal risk resulting from our international operations is compliance with the U.S. Foreign Corrupt Practices Act (FCPA). In many foreign countries, particularly in those with developing economies, it may be a local custom that businesses operating in such countries engage in business practices that are prohibited by the

FCPA, other U.S. laws and regulations, or similar laws of host countries and related anti-bribery conventions. Although we have implemented policies and procedures designed to comply with the FCPA and similar laws, there can be no assurance that all of our employees, agents, or those companies to which we outsource certain of our business operations, will not take actions in violation of our policies. Any such violation, even if prohibited by our policies, could have a material adverse effect on our business.

We operate in a highly competitive industry; if we are not able to compete effectively in the EMS industry, our business could be adversely affected.

We compete against many providers of electronics manufacturing services. Some of our competitors have substantially greater resources and more geographically diversified international operations than we do. Our competitors include large independent manufacturers such as Celestica Inc., Flextronics International Ltd., Hon Hai Precision Industry Co., Ltd., Jabil Circuit, Inc., Plexus Corp and Sanmina Corporation. In addition, we may in the future encounter competition from other large electronic manufacturers that are selling, or may begin to sell, electronics manufacturing services.

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

Our capabilities have continued to grow through acquisitions, and we may pursue additional acquisitions over time. These acquisitions involve risks, including:

•    integration and management of the operations;

•    retention of key personnel;

•    integration of purchasing operations and information systems;

•    retention of the customer base of acquired businesses;

•    management of an increasingly larger and more geographically disparate business;

•    the possibility that past transactions or practices may lead to future commercial or regulatory risks; and

•    diversion of management’s attention from other ongoing business concerns.

Our profitability will suffer if we are unable to successfully integrate an acquisition, or if we do not achieve sufficient revenue to offset the increased expenses associated with these acquisitions.

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

Start-up costs and inefficiencies related to new or transferred programs can adversely affect our operating results and such costs may not be recoverable if the new programs or transferred programs are cancelled.

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

Several countries where we operate allow for tax holidays or provide other tax incentives to attract and retain business. We have obtained holidays or other incentives where available. Our taxes could increase if certain tax holidays or incentives are retracted, or if they are not renewed upon expiration, or tax rates applicable to us in such jurisdictions are otherwise increased. In addition, further acquisitions may cause our effective tax rate to increase. Given the scope of our international operations and our international tax arrangements, proposed changes to the manner in which U.S. based multinational companies are taxed in the U.S. could have a material impact on our financial results and competitiveness.

We are exposed to intangible asset risk; our goodwill may become further impaired.

We have recorded intangible assets, including goodwill, in connection with business acquisitions. We are required to assess goodwill and intangible assets for impairment at least on an annual basis and whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. A significant and sustained decline in our market capitalization could result in material charges in future periods that could be adverse to our operating results and financial position. As of December 31, 2014, we had $46.0 million in goodwill and $19.6 million of identifiable intangible assets. See Note 1(i) to the Consolidated Financial Statements in Item 8 of this Report.

There are inherent uncertainties involved in estimates, judgments and assumptions used in the preparation of financial statements in accordance with U.S. GAAP. Any changes in estimates, judgments and assumptions could have a material adverse effect on our financial position and results of operations.

The consolidated financial statements included in the periodic reports we file with the SEC are prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The preparation of financial statements in accordance with U.S. GAAP involves making estimates, judgments and assumptions that affect reported amounts of assets (including intangible assets), liabilities and related reserves, revenues, expenses and income. Estimates, judgments and assumptions are inherently subject to change in the future, and any such changes could result in corresponding changes to the amounts of assets, liabilities, revenues, expenses and income. Any such changes could have a material adverse effect on our financial position and results of operations.

Any litigation, even where a claim is without merit, could result in substantial costs and diversion of resources.

In the past, we have been notified of claims relating to various matters including intellectual property rights, contractual matters, labor issues or other matters arising in the ordinary course of business. In the event of any such claim, we may be required to spend a significant amount of money and resources, even where the claim is without merit. Accordingly, the resolution of such disputes, even those encountered in the ordinary course of business, could have a material adverse effect on our business, consolidated financial conditions and results of operations.

Our success will continue to depend to a significant extent on our key personnel.

We depend significantly on our executive officers and other key personnel. The unexpected loss of the services of any one of these executive officers or other key personnel could have an adverse effect on us.

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

Our stock price is volatile.

Our common shares have experienced significant price volatility, which may continue in the future. The price of our shares could fluctuate widely in response to a range of factors, including our financial results and changing conditions in the economy generally or in our industry in particular. In addition, stock markets generally experience significant price and volume volatility from time to time which may affect the market price of our shares for reasons unrelated to our performance.

Provisions in our governing documents and state law may make it harder for others to obtain control of our company.

Certain provisions of our governing documents and the Texas Business Organizations Code may delay, inhibit or prevent someone from gaining control of our company through a tender offer, business combination, proxy contest or some other method, even if shareholders might consider such a development beneficial. These provisions include:

•         a provision in our certificate of formation granting the Board of Directors authority to issue preferred stock in one or more series and to fix the relative rights and preferences of such preferred stock;

•         provisions in our bylaws restricting shareholders from acting by less than unanimous written consent and requiring advance notification of shareholder nominations and proposals;

•         a provision in our bylaws restricting anyone, other than the Chief Executive Officer, the President, the Board of Directors or the holders of at least 10% of all outstanding shares entitled to vote, from calling a special meeting of the shareholders;

•         a statutory restriction on the ability of shareholders to take action by less than unanimous written consent; and

•         a statutory restriction on business combinations with some types of interested shareholders.

Compliance or the failure to comply with environmental regulations could cause us significant expense.

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

Some of our facilities, including our corporate headquarters, are located in areas that may be impacted by hurricanes, earthquakes, water shortages, tsunamis, floods, typhoons, fires, extreme weather conditions and other natural or manmade disasters. Our insurance coverage with respect to natural disasters is limited and is subject to deductibles and coverage limits. Such coverage may not be adequate, or may not continue to be available at commercially reasonable rates and terms. For example, we have been unable to renew or otherwise obtain adequate cost-effective flood insurance to cover assets at our facilities in Thailand as a result of the flooding that occurred in 2011. We continue to monitor the insurance market in Thailand. In the event we were to experience a significant uninsured loss in Thailand or elsewhere, it could have a material adverse effect on our business, financial condition and results of operations.

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

We prepare our financial statements in conformity with U.S. GAAP. These principles are subject to interpretation by the Financial Accounting Standards Board (FASB), the American Institute of Certified Public Accountants (AICPA), the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions that are completed before a change is announced. Changes to those rules or the questioning of how we interpret or implement those rules may have a material adverse effect on our reported financial results or on the way we conduct business. For example, although not yet currently required, we could be required to adopt International Financial Reporting Standards (IFRS), which is different from U.S. GAAP.

In addition, in connection with our Section 404 certification process, we may identify from time to time deficiencies in our internal controls. Any material weakness or deficiency in our internal controls over financial reporting could materially and negatively impact our reported financial results and the market price of our stock. Additionally, adverse publicity related to the disclosure of a material weakness or deficiency in internal controls over financial reporting could have a negative impact on our reputation, business and stock price.

Finally, corporate governance, public disclosure and compliance practices continue to evolve based upon continuing legislative action, agency rulemaking and stockholder advisory group policies. As a result, the number of rules and regulations applicable to us may increase, which would also increase our legal and financial compliance costs and the amount of time management must devote to compliance activities. For example, the Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals originating from the Democratic Republic of Congo (DRC) and adjoining countries that are believed to be benefitting armed groups. As a result, the SEC adopted new due diligence, disclosure and reporting requirements for companies which manufacture products that include components containing such minerals, regardless of whether the minerals are mined in the DRC or adjoining countries. These requirements may decrease the acceptable sources of supply of such minerals, increase their cost and disrupt our supply chain if we need to obtain components from different suppliers. Since we manufacture products containing such minerals for our customers, we are required to comply with these rules. As the method of complying with the new regulation is unclear, the compliance process may become time-consuming and costly. Failure to comply with this new regulation could result in additional costs (including but not limited to, fines or penalties) as well as affect our reputation. Increasing regulatory burdens could also make it more difficult for us to attract and retain members of our board of directors, particularly to serve on our audit committee, and executive officers in light of an increase in actual or perceived workload and liability for serving in such positions.

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

If our manufacturing processes and services do not comply with applicable regulatory requirements, or if we manufacture products containing design or manufacturing defects, demand for our services may decline and we may be subject to liability claims.

We manufacture and design products to our customers’ specifications, and, in some cases, our manufacturing processes and facilities may need to comply with applicable regulatory requirements. For example, medical devices that we manufacture or design, as well as the facilities and manufacturing processes that we use to produce them, are regulated by the U.S. Food and Drug Administration and non-U.S. counterparts of this agency. Similarly, items we manufacture for customers in the defense and aerospace industries, as well as the processes we use to produce them, are regulated by the Department of Defense and the Federal Aviation Authority, which have increased their focus and penalties related to counterfeit materials. In addition, our customers’ products and the manufacturing processes or documentation that we use to produce them often are highly complex. As a result, products that we manufacture may at times contain manufacturing or design defects, and our manufacturing processes may be subject to errors or not be in compliance with applicable statutory and regulatory requirements. Defects in the products we manufacture or design, whether caused by a design, manufacturing or component failure or error, or deficiencies in our manufacturing processes, may result in delayed shipments to customers or reduced or cancelled customer orders. If these defects or deficiencies are significant, our business reputation may also be damaged. The failure of the products that we manufacture or our manufacturing processes and facilities to comply with applicable statutory and regulatory requirements may subject us to legal fines or penalties and, in some cases, require us to shut down or incur considerable expense to correct a manufacturing process or facility. In addition, these defects may result in liability claims against us or expose us to liability to pay for the recall of a product. The magnitude of such claims may increase as we expand our medical and aerospace and defense manufacturing services, as defects in medical devices and aerospace and defense systems could seriously harm or kill users of these products and others. Even if our customers are responsible for the defects, they may not, or may not have resources to, assume responsibility for any costs or liabilities arising from these defects, which could expose us to additional liability claims.

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

We have implemented security systems to secure our physical facilities and protect our confidential information, as well as that of our customers and suppliers. Information technology plays an ever-increasing role in today’s business; we maintain some of our information systems, but also rely on third parties for a portion of our needs. The recent successes of sophisticated hackers have been well publicized and, despite our efforts, we are subject to breach of security systems, which could result in unauthorized access to our facilities and the information we are trying to protect. If unauthorized parties gain physical access to one of our facilities or electronic access to our information systems, or if information is misdirected, lost or stolen during transmission or transport, any theft or misuse of such information could result, among other things, in unfavorable publicity, governmental inquiry and oversight, difficulty in marketing our services, allegations of contractual breach, litigation by affected parties and possible financial obligations for damages related to the theft or misuse of the information, any of which could have a material adverse effect on our profitability and cash flow. In addition, we rely on our information systems to run our business; despite our efforts to create appropriate redundancies and ensure continuous information flow, even simple failures in these systems resulting from  natural disasters or facility damage can lead to supply or production interruptions that result in lost profits, contractual penalties and reputational damage.

The risk of uninsured losses will be borne by Benchmark.

As a result of the massive flooding in the Fall of 2011, we have been unable to renew or otherwise obtain cost-effective flood insurance to adequately cover assets at our facilities in Thailand. We continue to monitor the insurance market in Thailand. We maintain insurance on all our properties and operations—including our assets in Thailand—for risks and in amounts customary in the industry. While such insurance includes general liability, property & casualty, and directors & officers liability coverage, not all losses are insured, and we retain certain risks of loss through deductibles, limits and self-retentions. In the event we were to experience a significant uninsured loss in Thailand or elsewhere, it could have a material adverse effect on our business, financial condition and results of operations.

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

The following chart summarizes the approximate square footage of our principal manufacturing facilities by country:

Location	Sq. Ft.

United States:
Alabama	233,000
Arizona	48,000
California	323,000
Minnesota	431,000
New Hampshire	161,000
Texas	155,000
China	326,000
Malaysia	293,000
Mexico	554,000
Netherlands	132,000
Romania	131,000
Thailand	758,000
Total	3,545,000

Our principal manufacturing facilities consist of 1,901,000 square feet in facilities that we own, with the remaining 1,644,000 square feet in leased facilities whose terms expire between 2015 and 2021.We lease other facilities with a total of 15,000 square feet dedicated to engineering and procurement services. We also have 264,000 square feet of space in leased facilities and 45,000 square feet in owned facilities that we plan to exit in 2015. We are currently attempting to sublease or terminate leases for these facilities.

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

	High	Low

2015
First quarter (through February 25, 2015)	$25.63	$22.32
2014
Fourth quarter	$25.92	$20.37
Third quarter	$26.06	$22.20
Second quarter	$25.53	$21.66
First quarter	$24.64	$22.01
2013
Fourth quarter	$23.63	$21.73
Third quarter	$23.22	$19.90
Second quarter	$20.57	$16.08
First quarter	$18.44	$16.46

The last reported sale price of our common shares on February 25, 2015, as reported by the New York Stock Exchange, was $23.59. There were approximately 735 record holders of our common shares as of February 25, 2015.

We have not paid any cash dividends on our common shares in the past. In addition, our credit facility includes restrictions on the amount of dividends we may pay to shareholders. We currently expect to retain future earnings for use in the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

The following table provides information about the Company’s repurchase of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the quarter ending December 31, 2014, at a total cost of $18.8 million:

(d)
Maximum
Number (or
			(c)	Approximate
			Total Number of	Dollar Value)
			Shares (or Units)	of Shares (or
			Purchased as	Units) that
	(a)		Part of	May Yet Be
	Total Number of	(b)	Publicly	Purchased
	Shares (or	Average Price	Announced	Under the
	Units)	Paid per Share	Plans or	Plans or
Period	Purchased(1)	(or Unit)(2)	Programs	Programs(3)
October 1 to 31, 2014	345,000	$21.88	345,000	$14.3 million
November 1 to 30, 2014	222,500	$23.92	222,500	$8.9 million
December 1 to 31, 2014	240,000	$24.44	240,000	$103.1 million
Total	807,500	$23.20	807,500

(1) All share repurchases were made on the open market.

(2)    Average price paid per share is calculated on a settlement basis and excludes commission.

(3)    On June 13, 2012, and again on December 4, 2014, the Board of Directors approved the repurchase of up to $100 million of the Company’s outstanding common shares (the 2012 Repurchase Program and the 2014 Repurchase Program, respectively). Share purchases may be made in the open market, in privately negotiated transactions or block transactions, at the discretion of the Company’s management and as market conditions warrant. Purchases will be funded from available cash and may be commenced, suspended or discontinued at any time without prior notice. Shares repurchased under the program will be retired.

During 2014, the Company repurchased a total of 1.9 million common shares for $43.8 million at an average price of $23.51 per share. All share purchases were made in the open market and the shares repurchased in 2014 were retired.

Performance Graph

The following Performance Graph compares the cumulative total shareholder return on our common shares for the five‑year period commencing December 31, 2009 and ending December 31, 2014, with the cumulative total return of the Standard & Poor’s 500 Stock Index (which does not include Benchmark), and the Peer Group Index, which is composed of Celestica Inc., Flextronics International, Ltd., Jabil Circuit, Inc., Plexus Corp and Sanmina Corporation. Dividend reinvestment has been assumed.

	Dec-09	Dec-10	Dec-11	Dec-12	Dec-13	Dec-14
Benchmark Electronics, Inc.	$100.00	$96.00	$71.20	$87.90	$122.10	$134.50
Peer Group	$100.00	$109.70	$91.70	$96.50	$115.30	$148.80
S&P 500	$100.00	$115.10	$117.50	$136.30	$180.40	$205.10

NOTES: Assumes $100 invested on December 31, 2009 in Benchmark Electronics, Inc. Common Shares, in the S&P 500, and in the Peer Group Index. Reflects month-end dividend reinvestment.

Item 6.  Selected Financial Data.

	Year Ended December 31,
(in thousands, except per share data)	2014	2013	2012	2011	2010
Selected Statements of Income Data
Sales	$2,797,061	$2,506,467	$2,468,150	$2,253,030	$2,402,143
Cost of sales	2,577,204	2,319,983	2,291,412	2,114,195	2,214,728
Gross profit	219,857	186,484	176,738	138,835	187,415
Selling, general and administrative
expenses	115,700	99,331	89,951	89,665	92,245
Restructuring charges and integration
and acquisition-related charges(1)	7,131	9,348	2,200	4,515	6,724
Thailand flood-related items, net
of insurance(2)	(1,571)	(41,325)	9,028	3,362	—
Asset impairment charge and other(3)	(1,547)	2,606	—	—	—
Income from operations	100,144	116,524	75,559	41,293	88,446
Interest expense	(1,890)	(1,934)	(1,580)	(1,327)	(1,362)
Interest income	2,048	1,688	1,306	1,768	1,621
Other income (expense)	(452)	(101)	154	(602)	(1,689)
Income tax expense (benefit)(4)	17,408	5,018	18,832	(10,827)	7,258
Net income	$82,442	$111,159	$56,607	$51,959	$79,758
Earnings per share:(5)
Basic	$1.54	$2.05	$1.01	$0.88	$1.28
Diluted	$1.52	$2.03	$1.00	$0.87	$1.27

Weighted-average number of
shares outstanding:
Basic	53,538	54,213	56,320	59,284	62,141
Diluted	54,222	54,779	56,634	59,773	62,692

	December 31,
(in thousands)	2014	2013	2012	2011	2010
Selected Balance Sheet Data
Working capital	$1,029,455	$944,456	$883,676	$849,051	$891,637
Total assets	1,678,889	1,657,371	1,501,477	1,499,998	1,477,068
Total debt	9,521	10,103	10,600	11,019	11,381
Shareholders’ equity	$1,291,040	$1,227,033	$1,139,525	$1,115,748	$1,119,225

(1)       See Note 16 to the Consolidated Financial Statements for a discussion of the restructuring charges and integration and acquisition-related charges occurring in 2014, 2013 and 2012. During 2011 and 2010, the Company recognized restructuring totaling $4.5 million and $6.7 million related to reductions in workforce and the resizing and closure of certain facilities.

(2)       See Note 17 to the Consolidated Financial Statements for a discussion of Thailand flood-related items, net of insurance.

(3)       During the fourth quarter of 2014, the Company recorded a $1.5 million gain on the sale of its Tianjin, China subsidiary, including its manufacturing facility which had been held for sale since 2008. During the second quarter of 2013, the Company recorded a non-cash impairment charge of $3.8 million related to this facility. Also during the second quarter of 2013, the Company disposed a non-manufacturing facility in Thailand for $1.6 million resulting in a gain of $1.2 million.

(4)       See Note 9 to the Consolidated Financial Statements for a discussion of income taxes. During the third quarter of 2011, the Company reduced its deferred tax valuation allowance by $17.5 million in the U.S. and, at the same time, increased its valuation allowance by $1.2 million in foreign jurisdictions.

(5)       See Note 1(j) to the Consolidated Financial Statements for the basis of computing earnings per share.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto in Item 8 of this Report. You should also bear in mind the Risk Factors set forth in Item 1A, any of which could materially and adversely affect the Company’s business, operating results, financial condition and the actual results of the matters addressed by the forward-looking statements contained in the following discussion.

2014 HIGHLIGHTS

Sales for 2014 were $2.8 billion, a 12% increase from sales of $2.5 billion in 2013. The overall increase in sales related primarily to increased demand from existing customers, including new programs, new customers and the impact of the Suntron and CTS Acquisitions.

Our gross profit as a percentage of sales increased to 7.9% for 2014 from 7.4% in the same period of 2013, primarily due to higher sales volumes, changes in the mix of programs and the impact of our acquisitions. We experience fluctuations in gross profit from period to period. Different programs contribute different gross profits depending on factors such as the types of services involved, location of production, size of the program, complexity of the product and level of material costs associated with the various products. Moreover, new programs can contribute relatively less to our gross profit in their early stages when manufacturing volumes are usually lower, resulting in inefficiencies and unabsorbed manufacturing overhead costs. In addition, a number of our new and higher volume programs remain subject to competitive constraints that could exert downward pressure on our margins. During periods of low production volume, we generally have idle capacity and reduced gross profit.

We have undertaken initiatives to restructure our business operations with the intention of improving utilization and realizing cost savings in the future. During 2014, the Company recognized $6.1 million (pre-tax) of integration and acquisition-related costs, primarily related to integration costs of the CTS Acquisition, and $1.0 million (pre-tax) of restructuring charges in connection with reductions in workforce of certain facilities primarily in the Americas.

RESULTS OF OPERATIONS

The following table presents the percentage relationship that certain items in our Consolidated Statements of Income bear to sales for the periods indicated. The financial information and the discussion below should be read in conjunction with the Consolidated Financial Statements and Notes thereto in Item 8 of this Report.

	Year ended December 31,
	2014	2013	2012
Sales	100.0%	100.0%	100.0%
Cost of sales	92.1	92.6	92.8
Gross profit	7.9	7.4	7.2
Selling, general and administrative expenses	4.1	4.0	3.6
Restructuring charges and integration and acquisition-related costs	0.3	0.4	0.1
Thailand flood related items, net of insurance	(0.0)	(1.6)	0.4
Asset impairment charge and other	(0.0)	0.1	—
Income from operations	3.6	4.6	3.1
Other expense, net	(0.0)	(0.0)	(0.0)
Income before income taxes	3.6	4.6	3.1
Income tax expense	0.6	0.2	0.8
Net income	2.9%	4.4%	2.3%

2014 Compared With 2013

Sales

As noted above, sales increased 12% in 2014. The percentages of our sales by industry was as follows:

	2014	2013
Industrial control equipment	30%	28%
Telecommunication equipment	29	23
Computers and related products for business enterprises	21	30
Medical devices	11	11
Testing and instrumentation products	9	8
	100%	100%

Industrial Control Equipment. 2014 sales increased 19% to $845.9 million from $712.4 million in 2013 primarily as a result of increased demand from existing customers, including new programs, and the impact of the Suntron and CTS Acquisitions.

Telecommunication Equipment. 2014 sales increased 39% to $807.2 million from $579.8 million in 2013. The increase was primarily due to new programs, increased demand from existing customers and the impact of the CTS Acquisition.

Computers and Related Products for Business Enterprises. 2014 sales decreased 22% to $577.1 million from $737.4 million in 2013. The decrease was primarily due to the timing of program transitions as well as lower demand from our customers.

Medical Devices. 2014 sales increased 10% to $310.7 million from $281.7 million in 2013 primarily as a result of new programs, and, to a lesser extent, the impact of the CTS Acquisition.

Testing and Instrumentation Products. 2014 sales increased 31% to $256.2 million from $195.2 million in 2013 primarily due to new programs, improvement in the semiconductor industry, and the impact of the Suntron Acquisition.

Sales to our ten largest customers represented 50% and 53% of our sales in 2014 and 2013, respectively. In 2014, sales to Arris Group, Inc. and International Business Machines Corporation each represented 11% of our sales. In 2013, sales to International Business Machines Corporation, the only customer to account for more than 10% of our net sales, represented 17% of our sales. Sales to this customer decreased to $312.6 million in 2014 compared to $430.2 million in 2013 primarily due to the timing of new program ramps and product transitions, as well as market uncertainty in the global economy, which reduced demand.

Our international operations are subject to the risks of doing business abroad. See Item 1A for factors pertaining to our international sales and fluctuations in the exchange rates of foreign currency and for further discussion of potential adverse effects in operating results associated with the risks of doing business abroad. During 2014 and 2013, 53% and 51%, respectively, of our sales were from our international operations.

We had a backlog of approximately $1.6 billion at December 31, 2014, as compared to the 2013 year-end backlog of $1.7 billion. Backlog consists of purchase orders received, including, in some instances, forecast requirements released for production under customer contracts. Although we expect to fill substantially all of our backlog at December 31, 2014 during 2015, we do not have long-term agreements with all of our customers and customer orders can be canceled, changed or delayed by customers. The timely replacement of canceled, changed or delayed orders with orders from new customers cannot be assured, nor can there be any assurance that any of our current customers will continue to utilize our services. Because of these factors, backlog is not a meaningful indicator of future financial results.

Gross Profit

Gross profit increased 18% to $219.9 million for 2014 from $186.5 million in 2013 due primarily to an increase in sales. Our 2014 gross profit as a percentage of sales increased to 7.9% from 7.4% in 2013 primarily due to higher sales volume, changes in the mix of programs and the impact of the acquisitions. We experience fluctuations in gross profit from period to period. Different programs contribute different gross profits depending on factors such as the types of services involved, location of production, size of the program, complexity of the product and level of material costs associated with the various products. Moreover, new programs can contribute relatively less to our gross profit in their early stages when manufacturing volumes are usually lower, resulting in inefficiencies and unabsorbed manufacturing overhead costs. In addition, a number of our new and higher volume programs remain subject to competitive constraints that could exert downward pressure on our margins. During periods of low production volume, we generally have idle capacity and reduced gross profit.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $115.7 million in 2014 from $99.3 million in 2013. The increase in selling, general and administrative expenses is primarily associated with the Suntron and CTS acquisitions, support of increased sales volumes and a $2.7 million charge for provisions to accounts receivable associated with the bankruptcy filing of our former customer, GT Advance Technologies, on October 6, 2014. Selling, general and administrative expenses, as a percentage of sales, were 4.1% and 4.0%, respectively, for 2014 and 2013. Excluding the provisions to accounts receivable associated with the referenced bankruptcy, SG&A, as a percentage of sales, was 4.0% in both 2014 and 2013.

Restructuring Charges and Integration and Acquisition-Related Costs

During 2014, we recognized $7.1 million of restructuring charges and integration and acquisition-related costs primarily related to integration costs of the CTS Acquisition. In 2013, we recognized $9.3 million in restructuring charges and integration and acquisition-related costs primarily related to the closure of our Brazil and Singapore facilities and the acquisitions of Suntron and CTS. See Notes 2 and 16 to the Consolidated Financial Statements in Item 8 of this Report.

Thailand Flood-Related Items

Our facilities in Ayudhaya, Thailand flooded and remained closed from October 13, 2011 to December 20, 2011. As a result of the flooding and temporary closing of these facilities, we incurred property losses and flood related costs during 2012 and 2011, which were partially offset by insurance recoveries. During 2014, Thailand flood-related items resulted in a gain of $1.6 million of insurance proceeds. The recovery process with our insurance carriers is complete. During 2013, Thailand flood-related items resulted in a gain of $41.3 million. See Note 17 to the Consolidated Financial Statements in Item 8 of this Report.

Asset Impairment Charge and Other

We disposed of our Tianjin, China subsidiary in 2014, which included a non-manufacturing facility, for $5.7 million, resulting in a gain of $1.5 million. In  2013, we had recognized a non-cash asset impairment charge of $3.8 million related to the Tianjin facility and disposed of a non-manufacturing facility in Thailand for $1.6 million resulting in a gain of $1.2 million.

Income Tax Expense

Income tax expense of $17.4 million represented an effective tax rate of 17.4% for 2014, compared with $5.0 million that represented an effective tax rate of 4.3% for 2013. We had a tax incentive in China that expired at the end of 2012, but was extended in the first quarter of 2014 until 2015 and retroactively applied to the 2013 calendar year. The tax adjustment for the $1.2 million retroactive incentive for 2013 was recorded as a discrete tax benefit as of March 31, 2014. In 2013, we recorded a discrete U.S. tax benefit of $17.5 million related to reduced valuation allowance on U.S. net operating losses and other deferred tax assets and a discrete tax benefit of approximately $0.8 million related to the American Taxpayer Relief Act of 2012 (ATRA) consisting of research and experimentation credits and decreases in U.S. taxable income related to previously taxed foreign transactions. The ATRA retroactively restored the research and experimentation credit and other U.S. income tax benefits for 2012 and extends these provisions through the end of 2013. Excluding these tax items, the effective tax rate would have been 18.7% in 2014 compared to 19.1% in 2013. The decrease in the effective tax rate results primarily from higher taxable income in geographies with lower tax rates.

We have been granted certain tax incentives, including tax holidays, for our subsidiaries in China, Malaysia and Thailand that will expire at various dates, unless extended or otherwise renegotiated, through 2015 in China, 2016 in Malaysia, and 2026 in Thailand. See Note 9 to the Consolidated Financial Statements in Item 8 of this Report.

The Tax Increase Prevention Act of 2014 was enacted on December 19, 2014 and retroactively extended the research and experimentation (R&E) tax credit for 2014. As a result, our income tax provision for the fourth quarter of 2014 includes a tax benefit of approximately $0.9 million. This R&E tax credit has not been extended for 2015 and may increase the effective tax rate in future years by a similar amount if not extended.

Net Income

We reported net income of $82.4 million, or $1.52 per diluted share for 2014, compared with net income of $111.2 million, or $2.03 per diluted share for 2013. The net decrease of $28.7 million in 2014 was due to the factors discussed above.

2013 Compared With 2012

Sales

Sales in both 2013 and 2012 were $2.5 billion. The following table sets forth the percentages of our sales by industry.

	2013	2012
Computers and related products for business enterprises	30%	31%
Industrial control equipment	28	26
Telecommunication equipment	23	26
Medical devices	11	10
Testing and instrumentation products	8	7
	100%	100%

Computers and Related Products for Business Enterprises. Sales in 2013 decreased 4% to $737.4 million from $771.5 million in 2012. The decrease was primarily due to the timing of program ramps and product transitions as well as market uncertainty in the global economy, which led to lower demand from our existing customers.

Industrial Control Equipment. Sales in 2013 increased 10% to $712.4 million from $648.4 million in 2012 primarily as a result of new customers, new programs and the impact of the acquisitions of Suntron and CTS.

Telecommunication Equipment. Sales in 2013 decreased 9% to $579.8 million from $637.9 million in 2012. The decrease was primarily due to lower demand from our customers and timing of program ramps and transitions somewhat offset by the impact of the CTS acquisition. In addition, in 2012, our telecommunication sector had a strong rebound as a result of the recovery from the Thailand flooding.

Medical Devices. Sales in 2013 increased 15% to $281.7 million from $244.1 million in 2012 primarily as a result of new programs and the impact of the Suntron and CTS acquisitions.

Testing and Instrumentation Products. Sales in 2013 increased 17% to $195.2 million from $166.2 million in 2012 as a result of improvement in the semiconductor industry and the impact of the Suntron and CTS acquisitions.

During 2013 and 2012, 51% and 50%, respectively, of our sales were from our international operations.

We had a backlog of approximately $1.7 billion at December 31, 2013, as compared to the 2012 year-end backlog of $1.5 billion.

Gross Profit

Gross profit increased 6% to $186.5 million for 2013 from $176.7 million in 2012 due primarily to an increase in sales. Our 2013 gross profit as a percentage of sales increased to 7.4% from 7.2% in 2012 primarily due to changes in the mix of programs and the impact of the acquisitions.

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

Thailand Flood-Related Items

During 2013, Thailand flood related items resulted in a gain of $41.3 million including $41.2 million of insurance proceeds.

Asset Impairment Charge and Other

We recognized a non-cash asset impairment charge of $3.8 million related to our facility in Tianjin, China in 2013. Also in 2013, we disposed of a non-manufacturing facility in Thailand for $1.6 million resulting in a gain of $1.2 million.

Income Tax Expense

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

Net Income

We reported net income of $111.2 million, or $2.03 per diluted share for 2013, compared with net income of $56.6 million, or $1.00 per diluted share for 2012. The net increase of $54.6 million in 2013 was due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our growth and operations through funds generated from operations and proceeds from the sale and maturity of our investments. Cash and cash equivalents totaled $427.4 million at December 31, 2014 and $345.6 million at December 31, 2013, of which $333.3 million at December 31, 2014 and $307.3 million at December 31, 2013 was held outside the U.S. in various foreign subsidiaries. Substantially all of the amounts held outside of the U.S. are intended to be permanently reinvested in foreign operations. Under current tax laws and regulations, if cash and cash equivalents held outside the U.S. were to be distributed to the U.S. in the form of dividends or otherwise, we would be subject to additional U.S. income taxes and foreign withholding taxes.

Cash provided by operating activities was $136.7 million in 2014, which included $1.1 million of Thailand flood insurance recoveries. The cash provided by operations during 2014 consisted primarily of $82.4 million of net income adjusted for $46.4 million of depreciation and amortization, and a $37.9 million decrease in accounts receivable, offset by a $36.6 million decrease in accounts payable. The decrease in accounts receivable was primarily driven by the decline in fourth quarter sales from 2013 to 2014. The decrease in accounts payable in 2014 is a result of lower fourth quarter activity in 2014 compared to 2013. Working capital was $1.0 billion at December 31, 2014 and $0.9 billion at December 31, 2013.

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

Cash used in investing activities was $27.5 million in 2014 primarily due to the purchases of additional property, plant and equipment totaling $44.2 million offset by $10.3 million from the redemption of investments. Purchases of additional property, plant and equipment were primarily of machinery and equipment in the Americas.

Cash used in financing activities was $24.9 million in 2014. Share repurchases totaled $43.8 million, and we received $18.9 million from the exercise of stock options.

Under the terms of a credit agreement (the Credit Agreement), we have a $200.0 million five-year revolving credit facility to be used for general corporate purposes with a maturity date of July 30, 2017. The Credit Agreement includes an accordion feature under which total commitments under the facility may be increased by an additional $100 million, subject to satisfaction of certain conditions and lender approval. As of December 31, 2014 and 2013, we had no borrowings outstanding under the Credit Agreement, $1.2 million and $0.8 million, respectively, in outstanding letters of credit and $198.8 million and $199.2 million, respectively, was available for future borrowings. See Note 6 to the Consolidated Financial Statements in Item 8 of this Report for more information regarding the terms of the Credit Agreement.

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

As of December 31, 2014, we had cash and cash equivalents totaling $427.4 million and $198.8 million available for borrowings under the Credit Agreement. During the next twelve months, we believe our capital expenditures will be approximately $45 million to $55 million, principally for machinery and equipment to support our ongoing business around the globe.

On both December 4, 2014 and June 13, 2012, our Board of Directors approved the repurchase of up to $100 million of our outstanding common shares (the 2014 Repurchase Program and the 2012 Repurchase Program, respectively). As of December 31, 2014, we have $100.0 million and $3.1 million, respectively, remaining under the 2014 and 2012 Repurchase Programs to repurchase additional shares. We are under no commitment or obligation to repurchase any particular amount of common shares. Management believes that our existing cash balances and funds generated from operations will be sufficient to permit us to meet our liquidity requirements over the next twelve months. Management further believes that our ongoing cash flows from operations and any borrowings we may incur under our credit facilities will enable us to meet operating cash requirements in future years. Should we desire to consummate significant acquisition opportunities, our capital needs would increase and could possibly result in our need to increase available borrowings under our Credit Agreement or access public or private debt and equity markets. There can be no assurance, however, that we would be successful in raising additional debt or equity on terms that we would consider acceptable.

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

Inventory obsolescence

We purchase inventory based on forecasted demand and record inventory at the lower of cost or market. We write down inventory for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and estimated market value based on assumptions of future demands and market conditions. We evaluate our inventory valuation on a quarterly basis based on current and forecasted usage and the latest forecasts of product demand and production requirements from our customers. Customers frequently make changes to their forecasts, which requires us to make changes to our inventory purchases, commitments, and production scheduling and may require us to cancel open purchase commitments with our vendors. This process may lead to on-hand inventory quantities and on-order purchase commitments that are in excess of our customers’ revised needs, or parts that become obsolete before use in production. We write down excess and obsolete inventory when we determine that our customers are not responsible for it, or if we believe our customers will be unable to fulfill their obligation to ultimately purchase it. If actual market conditions are less favorable than those we projected, additional inventory write-downs may be required.

Income Taxes

We estimate our income tax provision in each of the jurisdictions in which we operate, including estimating exposures related to uncertain tax positions. We must also make judgments regarding the ability to realize the deferred tax assets. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Our valuation allowance as of December 31, 2014 of $36.7 million primarily relates to deferred tax assets from our United States federal and state net operating loss tax carryforwards of $30.4 million (federal losses are primarily acquired and subject to Internal Revenue Code Section 382 limitations), foreign net operating loss tax carryforwards of $9.9 million, and United States federal and state tax credit carryforwards of $7.1 million.

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

Our subsidiary in Thailand has filed for a refund of $7.9 million of previously paid income taxes for years 2004 and 2005, which is included in other assets. The Thai tax authorities conducted an initial examination of the applicable refund filings, and in 2011, we recorded a reserve for uncertain tax benefits of $7.1 million against this refund claim. In 2012, we received official notification that the tax authorities had rejected our refund claim. We have appealed the rejected claim and are awaiting the tax authorities’ decision.

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

Goodwill is tested for impairment on an annual basis, at a minimum, and whenever events and circumstances that the carrying amount may be impaired. Circumstances that may lead to the impairment of goodwill include unforeseen decreases in future performance or industry demand or the restructuring of our operations as a result of a change in our business strategy. We perform a qualitative assessment to determine if goodwill is potentially impaired. If the qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if we elect to not perform a qualitative assessment, then we would be required to perform a quantitative impairment test for goodwill. This two-step process involves determining the fair values of the reporting units and comparing those fair values to the carrying values, including goodwill, of the reporting unit. An impairment loss would be recognized to the extent that the carrying amount exceeds the asset’s fair value. For purposes of performing our goodwill impairment assessment, our reporting units are the same as our operating segments as defined in Note 13  to the Consolidated Financial Statements in Item 8 of this Report. As of December 31, 2014 and 2013, we had goodwill of approximately $46.0 million and $44.7 million, respectively, associated with our Americas and Asia business segments.

Based on our qualitative assessment of goodwill as of December 31, 2014, 2013 and 2012, we concluded that it was more likely than not that the fair value of our Americas and Asia business segments were greater than their carrying amounts, and therefore no further testing was required.

Changes in economic and operating conditions that occur after the annual impairment analysis or an interim impairment analysis, and that impact these assumptions, may result in a future goodwill impairment charge.

Stock-Based Compensation

We recognize stock-based compensation expense in our consolidated statements of income. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Option-pricing models require the input of subjective assumptions, including the expected life of the option and the expected stock price volatility. Judgment is also required in estimating the number of stock-based awards that are expected to vest as a result of satisfaction of time-based vesting schedules. If actual results or future changes in estimates differ significantly from our current estimates, stock-based compensation could increase or decrease. For performance-based restricted stock unit awards, compensation expense is based on the probability that the performance goals will be achieved, which is monitored by management throughout the requisite service period. If it becomes probable, based on our expectation of performance during the measurement period, that more or less than the previous estimate of the awarded shares will vest, an adjustment to stock-based compensation expense is recognized as a change in accounting estimate. See Note 1(m) to the Consolidated Financial Statements in Item 8 of this Report.

Recently Enacted Accounting Principles

See Note 1(q) to the Consolidated Financial Statements in Item 8 of this Report for a discussion of recently enacted accounting principles.

CONTRACTUAL OBLIGATIONS

We have certain contractual obligations that extend out beyond 2015 under lease obligations and debt arrangements. Non-cancelable purchase commitments do not typically extend beyond the normal lead-time of several weeks. Purchase orders beyond this time frame are typically cancelable. We do not utilize off-balance sheet financing techniques other than traditional operating leases and we have not guaranteed the obligations of any entity that is not one of our wholly owned subsidiaries. The total contractual cash obligations in existence at December 31, 2014 due pursuant to contractual commitments are:

	Payments due by period

		Less than	1-3	3-5	More than
(in thousands)	Total	1 year	years	years	5 years

Operating lease obligations	$41,283	$14,577	$13,372	$6,643	$6,691
Capital lease obligations	14,309	1,613	3,323	3,458	5,915

Total obligations	$55,592	$16,190	$16,695	$10,101	$12,606

The amount of unrecognized tax benefits as of December 31, 2014 including interest and penalties was $18.0 million. We have not provided a detailed estimate of the timing of future cash outflows associated with the liabilities recognized in this balance due to the uncertainty of when the related tax settlements may become due. See Note 9 to the Consolidated Financial Statements in Item 8 of this Report.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2014, we did not have any significant off-balance sheet arrangements. See Note 11 to the Consolidated Financial Statements in Item 8 of this Report.

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

We do not use derivative financial instruments for speculative purposes. As of December 31, 2014, we did not have any foreign currency hedges. In the future, significant transactions involving our international operations may cause us to consider engaging in hedging transactions to attempt to mitigate our exposure to fluctuations in foreign exchange rates. These exposures relate primarily to vendor payments and customer receivable balances in currencies other than the primary currency generated and used by our foreign operations and our net investment in foreign operations. Some of our international operations operate in a natural hedge because both operating expenses and a portion of sales are denominated in local currency. Our sales are substantially denominated in U.S. dollars. Our foreign currency cash flows are generated in certain Asian and European countries and Mexico.

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

Item 8.  Financial Statements and Supplementary Data.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
(in thousands, except par value)	2014	2013

Assets
Current assets:
Cash and cash equivalents	$427,376	$345,555
Accounts receivable, net of allowance for doubtful accounts of $2,943
and $338, respectively	520,389	559,763
Inventories, net	401,261	396,699
Prepaid expenses and other assets	30,453	26,283
Income taxes receivable	572	3,231
Deferred income taxes	8,502	11,302
Total current assets	1,388,553	1,342,833
Long-term investments	1,008	9,921
Property, plant and equipment, net	190,180	185,319
Goodwill, net	45,970	44,691
Deferred income taxes	25,017	33,856
Other, net	28,161	40,751
	$1,678,889	$1,657,371

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of capital lease obligations	$676	$582
Accounts payable	289,786	320,953
Income taxes payable	5,470	9,570
Accrued liabilities	63,166	67,272
Total current liabilities	359,098	398,377
Capital lease obligations, less current installments	8,845	9,521
Other long-term liabilities	17,800	20,369
Deferred income taxes	2,106	2,071
Shareholders’ equity:
Preferred shares, $0.10 par value; 5,000 shares authorized, none issued	—	—
Common shares, $0.10 par value; 145,000 shares authorized;
issued – 52,994 and 53,936, respectively; outstanding – 52,994 and
53,825, respectively	5,300	5,383
Additional paid-in capital	649,715	644,594
Retained earnings	645,500	586,422
Accumulated other comprehensive loss	(9,475)	(9,094)
Less treasury shares, at cost; 0 and 111 shares, respectively	—	(272)
Total shareholders’ equity	1,291,040	1,227,033
Commitments and contingencies
	$1,678,889	$1,657,371

See accompanying notes to consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Consolidated Statements of Income

	Year ended December 31,
(in thousands, except per share data)	2014	2013	2012

Sales	$2,797,061	$2,506,467	$2,468,150
Cost of sales	2,577,204	2,319,983	2,291,412
Gross profit	219,857	186,484	176,738
Selling, general and administrative expenses	115,700	99,331	89,951
Restructuring charges and integration and
acquisition-related costs	7,131	9,348	2,200
Thailand flood-related items, net of insurance	(1,571)	(41,325)	9,028
Asset impairment charge and other	(1,547)	2,606	—
Income from operations	100,144	116,524	75,559
Interest expense	(1,890)	(1,934)	(1,580)
Interest income	2,048	1,688	1,306
Other income (expense)	(452)	(101)	154
Income before income taxes	99,850	116,177	75,439
Income tax expense	17,408	5,018	18,832
Net income	$82,442	$111,159	$56,607

Earnings per share:
Basic	$1.54	$2.05	$1.01
Diluted	$1.52	$2.03	$1.00

Weighted-average number of shares outstanding:
Basic	53,538	54,213	56,320
Diluted	54,222	54,779	56,634

See accompanying notes to consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	Year ended December 31,
(in thousands)	2014	2013	2012

Net income	$82,442	$111,159	$56,607
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,598)	591	993
Unrealized gain on investments, net of tax	1,369	418	1,476
Other	(152)	433	445
Other comprehensive income (loss)	(381)	1,442	2,914
Comprehensive income	$82,061	$112,601	$59,521

See accompanying notes to consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity

					Accumulated
			Additional		other		Total
		Common	paid-in	Retained	comprehensive	Treasury	shareholders’
(in thousands)	Shares	shares	capital	earnings	loss	shares	equity
Balances, December 31, 2011	57,791	$5,779	$674,498	$449,193	$(13,450)	$(272)	$1,115,748
Stock-based compensation expense	—	—	6,270	—	—	—	6,270
Shares repurchased and retired	(3,224)	(322)	(34,650)	(12,134)	—	—	(47,106)
Stock options exercised	375	38	4,619	—	—	—	4,657
Issuance of restricted shares, net
of forfeitures	244	24	(24)	—	—	—	—
Excess tax benefit of
stock-based compensation	—	—	435	—	—	—	435
Comprehensive income	—	—	—	56,607	2,914	—	59,521
Balances, December 31, 2012	55,186	5,519	651,148	493,666	(10,536)	(272)	1,139,525
Stock-based compensation expense	—	—	6,267	—	—	—	6,267
Shares repurchased and retired	(2,093)	(209)	(22,556)	(18,403)	—	—	(41,168)
Stock options exercised	713	71	11,132	—	—	—	11,203
Issuance of restricted shares, net
of forfeitures	27	3	(3)	—	—	—	—
Restricted shares withheld
for taxes	(8)	(1)	(141)	—	—	—	(142)
Excess tax shortfall of
stock-based compensation	—	—	(1,253)	—	—	—	(1,253)
Comprehensive income	—	—	—	111,159	1,442	—	112,601
Balances, December 31, 2013	53,825	5,383	644,594	586,422	(9,094)	(272)	1,227,033
Stock-based compensation expense	—	—	7,213	—	—	—	7,213
Shares repurchased and retired	(1,861)	(186)	(20,250)	(23,364)	—	—	(43,800)
Stock options exercised	940	94	18,773	—	—	—	18,867
Issuance of restricted shares, net
of forfeitures	103	10	(10)	—	—	—	—
Restricted shares withheld
for taxes	(13)	(1)	(308)	—	—	—	(309)
Excess tax shortfall of
stock-based compensation	—	—	(25)	—	—	—	(25)
Cancellation of treasury shares	—	—	(272)	—	—	272	—
Comprehensive income	—	—	—	82,442	(381)	—	82,061
Balances, December 31, 2014	52,994	$5,300	$649,715	$645,500	$(9,475)	$—	$1,291,040

See accompanying notes to consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2014	2013	2012
Cash flows from operating activities:
Net income	$82,442	$111,159	$56,607
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	41,259	36,179	31,757
Amortization	5,190	4,763	3,956
Deferred income taxes	12,027	(5,786)	9,064
Asset impairments	802	5,504	—
Thailand flood insurance recovery	(550)	(10,748)	—
Gain on sale of subsidiary	(1,547)	—	—
Gain on the sale of property, plant and equipment	(78)	(1,161)	(229)
Stock-based compensation expense	6,427	7,053	6,270
Excess tax benefits from stock-based compensation	(634)	(354)	(76)
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts receivable	37,862	(56,633)	(34,359)
Inventories	(6,153)	(17,832)	66,089
Prepaid expenses and other assets	(1,278)	6,335	32,375
Accounts payable	(36,646)	19,725	(21,081)
Accrued liabilities	(1,178)	(9,305)	3,176
Income taxes	(1,284)	10,178	(2,402)
Net cash provided by operations	136,661	99,077	151,147
Cash flows from investing activities:
Proceeds from sales and redemptions of investments	10,282	821	15,825
Additions to property, plant and equipment	(44,211)	(26,829)	(47,911)
Proceeds from the sale of property, plant and equipment	452	1,908	346
Additions to purchased software	(1,178)	(1,908)	(1,124)
Business acquisitions, net of cash acquired	750	(94,271)	—
Proceeds from sale of subsidiary, net of cash disposed	5,512	—	—
Thailand flood property insurance proceeds	550	10,748	23,372
Other	367	814	—
Net cash used in investing activities	(27,476)	(108,717)	(9,492)
Cash flows from financing activities:
Proceeds from stock options exercised	18,867	11,203	4,657
Excess tax benefits from stock-based compensation	634	354	76
Principal payments on capital lease obligations	(582)	(497)	(419)
Share repurchases	(43,800)	(41,168)	(47,106)
Debt issuance costs	—	—	(931)
Net cash used in financing activities	(24,881)	(30,108)	(43,723)
Effect of exchange rate changes	(2,483)	724	2,727
Net increase (decrease) in cash and cash equivalents	81,821	(39,024)	100,659
Cash and cash equivalents at beginning of year	345,555	384,579	283,920
Cash and cash equivalents at end of year	$427,376	$345,555	$384,579

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share data, unless otherwise noted)

Note 1—Summary of Significant Accounting Policies

(a) Business

Benchmark Electronics, Inc. (the Company) is a Texas corporation that provides worldwide integrated electronic manufacturing services (EMS). The Company provides services to original equipment manufacturers (OEMs) of industrial control equipment (which includes equipment for the aerospace and defense industry), telecommunication equipment, computers and related products for business enterprises, medical devices, and testing and instrumentation products. The Company has manufacturing operations located in the Americas, Asia and Europe.

(b) Principles of Consolidation

The consolidated financial statements include the financial statements of Benchmark Electronics, Inc. and its wholly owned and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(c) Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity at the date of purchase of three months or less to be cash equivalents. Cash equivalents of $314.1 million and $247.0 million at December 31, 2014 and 2013, respectively, consist primarily of money-market funds and time deposits with an initial term of less than three months.

(d) Allowance for Doubtful Accounts

Accounts receivable are recorded net of allowances for amounts not expected to be collected. In estimating the allowance, management considers a specific customer’s financial condition, payment history, and various information or disclosures by the customer or other publicly available information. Accounts receivable are charged off against the allowance after all reasonable efforts to collect the full amount (including litigation, where appropriate) have been exhausted. During 2014, the Company recorded a $2.7 million charge for provisions to accounts receivable associated with the bankruptcy filing of a former customer, GT Advance Technologies, on October 6, 2014.

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

As of December 31, 2014, $1.1 million (par value) of long-term investments were recorded at fair value. The long-term investments consist of auction rate securities classified as available-for-sale. These securities are classified as long-term investments and the contractual maturity of these securities is over ten years.

These long-term investments were valued using Level 3 inputs as of December 31, 2014 since the assets were subject to valuation using significant unobservable inputs. The Company estimated the fair value of each security with the assistance of an independent valuation firm using a discounted cash flow model to calculate the present value of projected cash flows based on a number of inputs and assumptions including the security structure and terms, the current market conditions and the related impact on the expected weighted-average life, interest rate estimates and default risk of the securities.

As of December 31, 2014, the Company has recorded an unrealized loss of $0.1 million on the long-term investments based upon this valuation. This unrealized loss reduced the fair value of the Company’s auction rate securities as of December 31, 2014 to $1.0 million. These investments have been in an unrealized loss position for greater than 12 months. During 2014, 2013 and 2012, the Company recorded unrealized gains of $1.4 million, $0.4 million and $1.5 million, respectively, on its long-term investments. The Company has determined that there was no credit loss associated with its auction rate securities as of December 31, 2014 as shown by the cash flows expected to be received over the remaining life of the securities.

The following table provides a reconciliation of the beginning and ending balance of the Company’s auction rate securities classified as long-term investments measured at fair value using significant unobservable inputs (Level 3 inputs):

(in thousands)	2014	2013
Balance as of January 1	$9,921	$10,324
Net unrealized gains included in other comprehensive income	1,369	418
Sales of investments at par value	(10,282)	(821)
Balance as of December 31	$1,008	$9,921

Unrealized losses still held as of December 31	$64	$1,433

The cumulative unrealized loss is included as a component of accumulated other comprehensive loss within shareholders’ equity in the accompanying consolidated balance sheet. As of December 31, 2014, there were no long-term investments measured at fair value using Level 1 or Level 2 inputs. All income generated from these investments is recorded as interest income.

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

Goodwill is tested for impairment on an annual basis, at a minimum, and whenever events and changes in circumstances suggest that the carrying amount may be impaired. Circumstances that may lead to the impairment of goodwill include unforeseen decreases in future performance or industry demand or the restructuring of our operations as a result of a change in our business strategy. A qualitative assessment is allowed to determine if goodwill is potentially impaired. Based on this qualitative assessment, if the Company determines that it is more likely than not that the reporting unit’s fair value is less than its carrying value, then it performs a two-step goodwill impairment test, otherwise no further analysis is required. In connection with its annual goodwill impairment assessments as of December 31, 2014, 2013 and 2012, the Company concluded that goodwill was not impaired.

(j) Earnings Per Share

Basic earnings per share is computed using the weighted-average number of shares outstanding. Diluted earnings per share is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding stock equivalents. Stock equivalents include common shares issuable upon the exercise of stock options and other equity instruments, and are computed using the treasury stock method. Under the treasury stock method, the exercise price of a share, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of estimated tax benefits that would be recorded in paid-in-capital, if any, when the option is exercised or the share vests are assumed to be used to repurchase shares in the current period.

The following table sets forth the calculation of basic and diluted earnings per share.

	Year Ended December 31,
(in thousands, except per share data)	2014	2013	2012

Net income	$82,442	$111,159	$56,607

Denominator for basic earnings per share – weighted-
average number of common shares outstanding
during the period	53,538	54,213	56,320
Incremental common shares attributable to exercise of
dilutive options	450	324	150
Incremental common shares attributable to outstanding
restricted shares and restricted stock units	234	242	164
Denominator for diluted earnings per share	54,222	54,779	56,634
Basic earnings per share	$1.54	$2.05	$1.01
Diluted earnings per share	$1.52	$2.03	$1.00

Options to purchase 0.7 million, 1.2 million and 3.7 million common shares in 2014, 2013 and 2012, respectively, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

(k) Revenue Recognition

Revenue from the sale of manufactured products built to customer specifications and excess inventory is recognized when title and risk of ownership have passed, the price to the buyer is fixed or determinable and recoverability is reasonably assured, which generally is when the goods are shipped. Revenue from design, development and engineering services is recognized when the services are performed and collectibility is reasonably certain. Such services provided under fixed price contracts are accounted for using the percentage-of-completion method. The Company assumes no significant obligations after shipment as it typically warrants workmanship only. Therefore, the warranty provisions are generally not significant.

(l) Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records a valuation allowance to reduce its deferred tax assets to the amounts that are more likely than not to be realized. The Company has considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in assessing the need for the valuation allowance.

(m) Stock-Based Compensation

All share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on their fair values. The total compensation cost recognized for stock-based awards was $6.4 million, $7.1 million and $6.3 million for 2014, 2013 and 2012, respectively. The total income tax benefit recognized in the income statement for stock-based awards was $2.6 million, $2.6 million and $2.1 million for 2014, 2013 and 2012, respectively. The compensation expense for stock-based awards includes an estimate for forfeitures and is recognized over the vesting period of the awards using the straight-line method. Cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards (excess tax benefits) are classified as cash flows from financing activities. Awards of restricted shares, restricted stock units and performance-based restricted stock units are valued at the closing market price of the Company’s common shares on the date of grant. For performance-based restricted stock units, compensation expense is based on the probability that the performance goals will be achieved, which is monitored by management throughout the requisite service period. If it becomes probable, based on the Company’s expectation of performance during the measurement period, that more or less than the previous estimate of the awarded shares will vest, an adjustment to stock-based compensation expense will be recognized as a change in accounting estimate.

As of December 31, 2014, the unrecognized compensation cost and remaining weighted-average amortization related to stock-based awards were as follows:

Performance-
based
			Restricted	Restricted
	Stock	Restricted	Stock	Stock
(in thousands)	Options	Shares	Units	Units(1)
Unrecognized compensation cost	$4,380	$817	$5,996	$1,742
Remaining weighted-average
amortization period	1.6 years	0.8 years	2.5 years	2.2 years

(1) Based on the probable achievement of the performance goals identified in each award.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions used to value the options granted during 2014, 2013 and 2012 were as follows:

	Year Ended December 31,
(in thousands)	2014	2013	2012
Options granted	378	348	432
Expected term of options	7.0 years	7.4 years	6.3 years
Expected volatility	39%	42%	42%
Risk-free interest rate	2.081%	1.396%	1.305%
Dividend yield	zero	zero	zero

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

The weighted-average fair value per option granted during 2014, 2013 and 2012 was $9.91, $7.87 and $6.83, respectively. The total cash received as a result of stock option exercises in 2014, 2013 and 2012 was approximately $18.9 million, $11.2 million and $4.7 million, respectively. The tax benefit realized as a result of stock option exercises and the vesting of other share-based awards during 2014, 2013 and 2012 was $2.9 million, $2.2 million and $1.3 million, respectively. For 2014, 2013 and 2012, the total intrinsic value of stock options exercised was $3.7 million, $3.2 million and $1.4 million, respectively.

The Company awarded performance-based restricted stock units to employees during 2014, 2013 and 2012. The number of performance-based restricted stock units that will ultimately be earned will not be determined until the end of the corresponding performance periods, and may vary from as low as zero to as high as three times the target number depending on the level of achievement of certain performance goals. The level of achievement of these goals is based upon the audited financial results of the Company for the last full calendar year within the performance period. The performance goals consist of certain levels of achievement using the following financial metrics: revenue growth, operating income margin expansion, and return on invested capital. If the performance goals are not met based on the Company’s financial results, the applicable performance-based restricted stock units will not vest and will be forfeited. Shares subject to forfeited performance-based restricted stock units will be available for issuance under the Company’s 2010 Omnibus Incentive Compensation Plan (the 2010 Plan).

(n) Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in accordance with generally accepted accounting principles. Actual results could differ from those estimates.

(o) Fair Values of Financial Instruments

The Company’s financial instruments consist of cash equivalents, accounts receivable, accrued liabilities, accounts payable and capital lease obligations. The Company believes that the carrying values of these instruments approximate their fair value. As of December 31, 2014, the Company’s long-term investments are recorded at fair value. See Note 11.

(p) Foreign Currency

For foreign subsidiaries using the local currency as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expenses are translated at average exchange rates. The effects of these translation adjustments are reported in other comprehensive income. Exchange losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in other expense and totaled approximately $1.3 million, $0.9 million and $1.2 million in 2014, 2013 and 2012, respectively.

(q) Recently Enacted Accounting Principles

In May 2014, the Financial Accounting Standards Board (FASB) issued a new standard that will supersede most of the existing revenue recognition requirements in current U.S. GAAP. The new standard will require companies to recognize revenue in an amount reflecting the consideration to which they expect to be entitled in exchange for transferring goods or services to a customer. The new standard will also require significantly expanded disclosures regarding the qualitative and quantitative information of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The new standard will be effective for reporting periods beginning after December 15, 2016, and will permit the use of either the retrospective or cumulative effect transition method, with early application not permitted. The Company will adopt the new standard effective January 1, 2017, and is currently evaluating the impact the pronouncement will have on its consolidated financial statements and related disclosures and has not yet selected a transition method. As the new standard will supersede all existing revenue guidance affecting the Company under U.S. GAAP, it could impact revenue and cost recognition on contracts across all its business segments, in addition to its business processes and information technology systems. As a result, the Company’s evaluation of the effect of the new standard will likely extend over several future periods.

The Company has determined that all other recently issued accounting standards will not have a material impact on its consolidated financial position, results of operations and cash flows, or do not apply to its operations.

(r) Reclassifications

Certain reclassifications of prior period amounts have been made to conform to the current year presentation.

Note 2—Acquisitions

On June 3, 2013, the Company acquired all of the outstanding common stock of Suntron Corporation (the Suntron Acquisition) for $18.5 million in cash, as adjusted in accordance with the acquisition agreement. The Suntron Acquisition strengthened the Company’s capabilities to better serve customers in the aerospace and defense industries.

The allocation of the Suntron Acquisition net purchase price resulted in no goodwill. The final allocation of the purchase price, which the Company completed in June 2014, reflects a $0.8 million purchase price adjustment received during the quarter ended June 30, 2014.

The purchase price paid for Suntron has been allocated as follows (in thousands):

Purchase price paid	$18,582
Cash acquired	(62)
Purchase price, net of cash received	$18,520

Integration and acquisition-related costs for 2014	$72

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$62
Accounts receivable	11,561
Inventories	14,570
Other current assets	1,072
Property, plant and equipment	1,437
Other assets	255
Deferred income taxes	3,893
Current liabilities	(13,987)
Other long-term liabilities	(281)
Total identifiable net assets	$18,582

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

Based on management’s estimates resulting from reviews of information obtained after the acquisition date that relates to facts and circumstances existing at the acquisition date, the purchase price allocation was adjusted resulting in additional goodwill during 2014. See Note 5 for additional information. The final allocation of the CTS Acquisition net purchase price resulted in $8.1 million of goodwill. The purchase price paid for CTS has been allocated as follows (in thousands):

Purchase price paid	$75,982
Cash acquired	(981)
Purchase price, net of cash received	$75,001

Integration and acquisition-related costs for 2014	$6,010

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$981
Accounts receivable	32,480
Inventories	40,494
Other current assets	1,472
Property, plant and equipment	15,175
Goodwill	8,058
Customer relationships intangible	15,500
Other assets	129
Deferred income taxes	(1,620)
Current liabilities	(36,687)
Total identifiable net assets	$75,982

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

Pro forma condensed consolidated financial information for 2013 and 2012 (unaudited):

	Year Ended December 31,
(in thousands)	2013	2012
Net sales	$2,693,145	$2,804,757
Net income	$45,485	$51,563

Note 3—Inventories

Inventory costs are summarized as follows:

	December 31,
(in thousands)	2014	2013
Raw materials	$266,556	$245,455
Work in process	84,673	84,710
Finished goods	50,032	66,534
	$401,261	$396,699

Note 4—Property, Plant and Equipment

Property, plant and equipment consists of the following:

	December 31,
(in thousands)	2014	2013
Land	$6,339	$6,359
Buildings and building improvements	92,599	92,267
Machinery and equipment	426,780	410,183
Furniture and fixtures	7,843	7,934
Vehicles	1,002	174
Leasehold improvements	18,237	14,767
Construction in progress	—	135
	552,800	531,819
Less accumulated depreciation	(362,620)	(346,500)
	$190,180	$185,319

Note 5—Goodwill and Other Intangible Assets

The changes each year in goodwill allocated to the Company’s reportable segments were as follows:

(in thousands)	Americas	Asia	Total
Goodwill at December 31, 2011	$—	$37,912	$37,912
Acquisitions	—	—	—
Goodwill at December 31, 2012	—	37,912	37,912
Acquisitions	6,641	138	6,779
Goodwill at December 31, 2013	6,641	38,050	44,691
Purchase accounting adjustments	1,227	52	1,279
Goodwill at December 31, 2014	$7,868	$38,102	$45,970

The purchase accounting adjustments related to the CTS Acquisition were based on management’s estimates resulting from review of information obtained after the acquisition date that related to facts and circumstances that existed at the acquisition date. See Note 2.

Other assets consist primarily of acquired identifiable intangible assets and capitalized purchased software costs. Other intangible assets as of December 31, 2014 and 2013 were as follows:

	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
Customer relationships	$33,188	$(16,099)	$17,089
Technology licenses	11,300	(9,434)	1,866
Other	868	(190)	678
Other intangible assets, December 31, 2014	$45,356	$(25,723)	$19,633

	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
Customer relationships	$33,348	$(12,900)	$20,448
Technology licenses	11,300	(8,999)	2,301
Other	868	(166)	702
Other intangible assets, December 31, 2013	$45,516	$(22,065)	$23,451

Customer relationships are being amortized on a straight-line basis over a period of ten years. Technology licenses are being amortized over their estimated useful lives in proportion to the economic benefits consumed. Amortization of other intangible assets for 2014, 2013 and 2012 was $3.8 million, $3.3 million and $2.7 million, respectively.

The estimated future amortization expense of other intangible assets for each of the next five years is as follows (in thousands):

Year ending December 31,	Amount
2015	$4,018
2016	4,077
2017	2,022
2018	1,574
2019	1,574

During 2014, 2013 and 2012, $1.2 million, $1.9 million and $1.1 million, respectively, of purchased software costs were capitalized. As of December 31, 2014 and 2013, purchased software, net of accumulated amortization totaled $2.7 million and $2.5 million, respectively. The accumulated amortization of purchased software costs at December 31, 2014 and 2013 was $26.6 million and $25.0 million, respectively. Capitalized purchased software costs are amortized straight-line over the estimated useful life of the related software, which ranges from 3 to 7 years.

As of December 31, 2013, the Company had an asset held for sale in other assets with a net book value of $5.4 million. During 2014, the Company completed the sale of its Tianjin subsidiary which included this asset for $5.7 million resulting in a $1.5 million gain.

Note 6—Borrowing Facilities

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

Interest on outstanding borrowings under the Credit Agreement is payable quarterly, at the Company’s option, at either LIBOR plus 1.75% to 2.75% or a prime rate plus 0.75% to 1.75%, based upon the Company’s leverage ratio as specified in the Credit Agreement. A commitment fee of 0.30% to 0.40% per annum (based upon the Company’s liquidity ratio as specified in the Credit Agreement) on the unused portion of the revolving credit line is payable quarterly in arrears. As of December 31, 2014 and 2013, the Company had no borrowings outstanding under the Credit Agreement, $1.2 million and $0.8 million, respectively, in outstanding letters of credit and $198.8 million and $199.2 million, respectively, was available for future borrowings.

The Credit Agreement is secured by the Company’s domestic inventory and accounts receivable, 100% of the stock of the Company’s domestic subsidiaries and 65% of the voting capital stock of each direct foreign subsidiary and substantially all of the other tangible and intangible assets of the Company and its domestic subsidiaries. The Credit Agreement contains customary financial covenants as to debt leverage and fixed charges, and restricts the Company’s ability to incur additional debt, pay dividends, repurchase shares, sell assets and merge or consolidate with other persons. As of both December 31, 2014 and 2013, the Company was in compliance with all of these covenants and restrictions.

The Company’s Thailand subsidiary has a multi-purpose credit facility with Kasikornbank Public Company Limited (the Thai Credit Facility) that provides for 350 million Thai baht working capital availability. The Thai Credit Facility is secured by land and buildings in Thailand owned by the Company’s Thailand subsidiary. Availability of funds under the Thai Credit Facility is reviewed annually and is currently accessible through October 2015. As of both December 31, 2014 and 2013, there were no working capital borrowings outstanding under the facility.

Note 7—Commitments

The Company leases certain manufacturing equipment, office equipment, vehicles and office, warehouse and manufacturing facilities under operating leases. Some of the leases provide for escalation of the lease payments as maintenance costs and taxes increase. The leases expire at various times through 2021. Leases for office space and manufacturing facilities generally contain renewal options. Rental expense for 2014, 2013 and 2012 was $14.6 million, $11.2 million and $9.1 million, respectively.

The Company is obligated under a capital lease that expires in 2023. As of December 31, 2014, property, plant and equipment included the following amounts under capital leases (in thousands):

Buildings and building improvements	$12,207
Less accumulated depreciation	(6,010)
$6,197

Capital lease obligations outstanding consist of the following:
	December 31,
(in thousands)	2014	2013
Capital lease obligations	$9,521	$10,103
Less current installments	676	582
Capital lease obligations, less current installments	$8,845	$9,521

Future minimum lease payments under noncancelable operating leases and future minimum capital lease payments are as follows (in thousands):

	Capital	Operating
Year ending December 31,	Leases	Leases
2015	$1,613	$14,577
2016	1,645	9,097
2017	1,678	4,275
2018	1,712	3,622
2019	1,746	3,021
Thereafter	5,915	6,691
Total minimum lease payments	$14,309	$41,283
Less: amount representing interest	4,788
Present value of minimum lease payments	9,521
Less: current installments	676
Capital lease obligations, less current installments	$8,845

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

Note 8—Common Shares and Stock-Based Awards Plans

On both December 4, 2014 and June 13, 2012, the Board of Directors approved the repurchase of up to $100 million of the Company’s outstanding common shares (the 2014 Repurchase Program and the 2012 Repurchase Program, respectively). As of December 31, 2014, the Company had $100.0 million and $3.1 million, respectively, remaining under the 2014 and 2012 Repurchase Programs to repurchase additional shares.

Share purchases may be made in the open market, in privately negotiated transactions or block transactions, at the discretion of the Company’s management and as market conditions warrant. Purchases will be funded from available cash and may be commenced, suspended or discontinued at any time without prior notice. Shares repurchased under the program will be retired. During 2014, the Company repurchased a total of 1.9 million common shares for $43.8 million at an average price of $23.51 per share. During 2013, the Company repurchased a total of 2.1 million common shares for $41.2 million at an average price of $19.65 per share. During 2012, the Company repurchased a total of 3.2 million common shares for $47.1 million at an average price of $14.59 per share.

The Benchmark Electronics, Inc. 2000 Stock Awards Plan (the 2000 Plan) authorized, and the 2010 Plan authorizes, the Company, upon approval of the compensation committee of the Board of Directors, to grant a variety of awards, including stock options, restricted shares, restricted stock units, stock appreciation rights, performance compensation awards, phantom stock awards and deferred share units, or any combination thereof, to any director, officer, employee or consultant (including any prospective director, officer, employee or consultant) of the Company. Stock options are granted to employees with an exercise price equal to the market price of the Company’s common shares on the date of grant, generally vest over a four-year period from the date of grant and have a term of ten years. Restricted shares and restricted stock units granted to employees generally vest over a four-year period from the date of grant, subject to the continued employment of the employee by the Company. The 2000 Plan expired in February 2010, and no additional grants can be made under that plan. The 2010 Plan was approved by the Company’s shareholders in May 2010 and amended in May 2014. Members of the Board of Directors who are not employees of the Company hold awards under the Benchmark Electronics, Inc. 2002 Stock Option Plan for Non-Employee Directors (the 2002 Plan) and the 2010 Plan. Stock options were granted pursuant to the 2002 Plan upon the occurrence of the non-employee director’s election or re-election to the Board of Directors. All awards under the 2002 Plan were fully vested upon the date of grant and have a term of ten years. The 2002 Plan was approved by the Company’s shareholders in May 2002 and expired in February 2012. No additional grants may be made under the 2002 Plan. Non-employee directors currently receive equity awards under the 2010 Plan. Since 2011, awards under the 2010 Plan to non-employee directors have been in the form of restricted stock units, which vest in equal quarterly installments over a one-year period, starting on the grant date.

As of December 31, 2014, 4.4 million additional common shares were available for issuance under the Company’s existing plans.

The following table summarizes activities related to the Company’s stock options:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
(in thousands, except per share data)	Options	Price	Term (Years)	Value
Outstanding at December 31, 2011	4,525	$19.69
Granted	432	15.77
Exercised	(375)	12.42
Forfeited or expired	(342)	20.42
Outstanding at December 31, 2012	4,240	19.88
Granted	348	17.37
Exercised	(713)	15.72
Forfeited or expired	(791)	22.88
Outstanding at December 31, 2013	3,084	19.79
Granted	378	22.94
Exercised	(940)	20.06
Forfeited or expired	(85)	22.61
Outstanding at December 31, 2014	2,437	$20.07	5.04	$13,617

Exercisable at December 31, 2014	1,616	$20.32	3.13	$8,819

The aggregate intrinsic value in the table above is before income taxes and is calculated as the difference between the exercise price of the underlying options and the Company’s closing stock price as of the last business day of 2014 for options that had exercise prices that were below the closing price.

At December 31, 2014, 2013 and 2012, the number of options exercisable was 1.6 million, 2.4 million and 3.5 million, respectively, and the weighted-average exercise price of those options was $20.32, $20.63 and $20.46, respectively.

The following table summarizes the activities related to the Company’s restricted shares:

		Weighted-
		Average
	Number of	Grant Date
(in thousands, except per share data)	Shares	Fair Value
Non-vested shares outstanding at December 31, 2011	244	$18.23
Granted	209	15.56
Vested	(87)	17.57
Forfeited	(26)	17.49
Non-vested shares outstanding at December 31, 2012	340	16.81
Vested	(106)	17.42
Forfeited	(40)	16.40
Non-vested shares outstanding at December 31, 2013	194	16.56
Vested	(76)	16.87
Forfeited	(9)	16.85
Non-vested shares outstanding at December 31, 2014	109	$16.33

The following table summarizes the activities related to the Company’s time-based restrictive stock units:

		Weighted-
		Average
	Number of	Grant Date
(in thousands, except per share data)	Units	Fair Value
Non-vested awards outstanding at December 31, 2011	83	$17.88
Granted	95	15.50
Vested	(61)	16.35
Forfeited	(14)	17.07
Non-vested awards outstanding at December 31, 2012	103	16.70
Granted	277	17.66
Vested	(67)	17.06
Forfeited	(10)	17.36
Non-vested awards outstanding at December 31, 2013	303	17.48
Granted	246	22.92
Vested	(112)	18.34
Forfeited	(25)	19.99
Non-vested awards outstanding at December 31, 2014	412	$20.33

The following table summarizes the activities related to the Company’s performance-based restricted stock units:

		Weighted-
		Average
	Number of	Grant Date
(in thousands, except per share data)	Units	Fair Value
Non-vested awards outstanding at December 31, 2011	68	$18.57
Granted(1)	103	15.11
Forfeited	(7)	18.57
Non-vested awards outstanding at December 31, 2012	164	16.39
Granted(1)	76	17.37
Forfeited	(25)	16.03
Non-vested awards outstanding at December 31, 2013	215	16.78
Granted(1)	88	22.92
Forfeited	(29)	18.52
Non-vested awards outstanding at December 31, 2014	274	$18.56

(1)   Represents target number of units that can vest based on the achievement of the performance goals.

Note 9—Income Taxes
Income tax expense (benefit) based on income before income taxes consisted of the following:
	Year Ended December 31,
(in thousands)	2014	2013	2012
Current:
U.S. Federal	$(87)	$(358)	$776
State and local	822	152	640
Foreign	4,646	11,010	8,352
	5,381	10,804	9,768
Deferred:
U.S. Federal	8,999	(11,069)	9,914
State and local	1,663	1,437	1,560
Foreign	1,365	3,846	(2,410)
	12,027	(5,786)	9,064
	$17,408	$5,018	$18,832

Worldwide income before income taxes consisted of the following:
	Year Ended December 31,
(in thousands)	2014	2013	2012
United States	$24,260	$19,093	$27,538
Foreign	75,590	97,084	47,901
	$99,850	$116,177	$75,439

Income tax expense differed from the amounts computed by applying the U.S. Federal statutory income tax rate to income before income taxes as a result of the following:

	Year Ended December 31,
(in thousands)	2014	2013	2012
Tax at statutory rate	$34,947	$40,662	$26,404
State taxes, net of federal tax effect	1,615	1,033	2,012
Effect of foreign operations and tax incentives	(24,737)	(19,138)	(11,710)
Change in valuation allowance	(118)	(17,880)	(44)
Chinese retroactive tax incentive	(1,227)	—	—
Losses in foreign jurisdictions for which no
benefit has been provided	5,812	1,013	927
American Taxpayer Relief Act of 2012	—	(844)	—
Other	1,116	172	1,243
Total income tax expense	$17,408	$5,018	$18,832

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
(in thousands)	2014	2013
Deferred tax assets:
Carrying value of inventories	$4,772	$6,241
Accrued liabilities and allowances deductible for tax purposes
on a cash basis	5,620	5,383
Goodwill	8,433	13,346
Stock-based compensation	6,583	7,169
Net operating loss carryforwards	40,217	40,915
Tax credit carryforwards	7,148	5,970
Other	8,977	7,394
	81,750	86,418
Less: valuation allowance	(36,682)	(30,312)
Net deferred tax assets	45,068	56,106

Deferred tax liabilities:
Plant and equipment, due to differences in depreciation	(5,402)	(5,063)
Intangible assets, due to differences in amortization	(6,102)	(6,117)
Other	(2,151)	(1,839)
Gross deferred tax liability	(13,655)	(13,019)
Net deferred tax asset	$31,413	$43,087

Recorded as:
Current deferred tax assets	$8,502	$11,302
Non-current deferred tax assets	25,017	33,856
Non-current deferred tax liabilities	(2,106)	(2,071)
Net deferred tax asset	$31,413	$43,087

The net change in the total valuation allowance for 2014, 2013 and 2012 was an increase (decrease) of $6.4 million, $(11.5) million and $(0.7) million, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances as of December 31, 2014. During 2013, the Company evaluated the recoverability of its deferred tax assets using the criteria described above and concluded that the Company’s projected future taxable income in the U.S. is sufficient to utilize additional net operating loss carryforwards and other deferred tax assets. As a result, during 2013, the Company reduced its valuation allowance by $17.5 million. In addition, the Company established valuation allowances totaling $4.6 million for acquired deferred tax assets during 2013.

As of December 31, 2014, the Company had $73.6 million in U.S. Federal operating loss carryforwards which will expire from 2022 to 2034; state operating loss carryforwards of approximately $84.4 million which will expire from 2017 to 2031; foreign operating loss carryforwards of approximately $31.0 million with indefinite carryforward periods; and foreign operating loss carryforwards of approximately $14.4 million which will expire at varying dates through 2024. The utilization of these net operating loss carryforwards is limited to the future operations of the Company in the tax jurisdictions in which such carryforwards arose. The Company has U.S. federal tax credit carryforwards of $5.5 million, which will expire at varying dates through 2031. The Company has state tax credit carryforwards of $1.6 million which will expire at varying dates through 2027.

Cumulative undistributed earnings of certain foreign subsidiaries amounted to approximately $717 million as of December 31, 2014. The Company considers earnings from foreign subsidiaries to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been made for these earnings. Upon distribution of foreign subsidiary earnings in the form of dividends or otherwise, such distributed earnings would be reportable for U.S. income tax purposes (subject to adjustment for foreign tax credits). Determination of the amount of any unrecognized deferred tax liability on these undistributed earnings is not practicable.

The Company has been granted certain tax incentives, including tax holidays, for its subsidiaries in China, Malaysia and Thailand that will expire at various dates, unless extended or otherwise renegotiated, through 2015 in China, 2016 in Malaysia and 2026 in Thailand, and are subject to certain conditions with which the Company expects to comply. The Company’s Chinese subsidiary had a tax incentive that expired at the end of 2012. During the first quarter of 2014, this tax incentive was extended until 2015 and was retroactively applied to the 2013 calendar year. The tax adjustment for the retroactive income tax incentive for 2013 totaling $1.2 million was recorded as of March 31, 2014. The net impact of these tax incentives was to lower income tax expense for 2014, 2013, and 2012 by approximately $12.7 million (approximately $0.23 per diluted share), $8.8 million (approximately $0.16 per diluted share) and $8.0 million (approximately $0.14 per diluted share), respectively, as follows:

	Year Ended December 31,
(in thousands)	2014	2013	2012
China	$2,800	$—	$2,449
Malaysia	2,299	1,559	992
Thailand	7,622	7,283	4,594
	$12,721	$8,842	$8,035

The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. As of December 31, 2014, the total amount of the reserve for uncertain tax benefits including interest and penalties is $18.0 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

	December 31,
(in thousands)	2014	2013	2012
Balance as of January 1	$18,174	$18,070	$18,091
Additions related to current year tax positions	968	—	—
Additions related to prior year tax positions	—	104	141
Decreases related to prior year tax positions	(4,386)	—	(162)
Balance as of December 31	$14,756	$18,174	$18,070

The decrease in the total amount of unrecognized tax benefits reserve during 2014 was primarily the result of a decrease in the unrecognized tax benefits reserve as a result of the disposal of the Tianjin subsidiary.

The reserve is classified as a current or long-term liability in the consolidated balance sheet based on the Company’s expectation of when the items will be settled. The Company records interest expense and penalties accrued in relation to uncertain income tax benefits as a component of current income tax expense. The amount of accrued potential interest and penalties, respectively, on unrecognized tax benefits included in the reserve as of December 31, 2014 is $1.7 million and $1.6 million. The total amount of interest and penalties included in income tax expense during 2014 was $0.1 million. The Company did not incur any interest and penalties in 2013 or 2012.

The Company and its subsidiaries in Brazil, China, Ireland, Luxembourg, Malaysia, Mexico, the Netherlands,

Romania, Singapore, Thailand and the United States remain open to examination by the various local taxing authorities, in total or in part, for fiscal years 2004 to 2014.

The Company is subject to examination by tax authorities for varying periods in various U.S. and foreign tax jurisdictions. In the second quarter of 2014, the Internal Revenue Service (IRS) initiated a federal income tax audit of the calendar year 2011 for the Company and its U.S. subsidiaries. During the fourth quarter of 2014, the IRS determined that no adjustments were necessary for the Company and its U.S. subsidiaries. Currently, the Company does not have any ongoing IRS income tax audits. During the course of such examinations, disputes may occur as to matters of fact or law. Also, in most tax jurisdictions, the passage of time without examination will result in the expiration of applicable statutes of limitations thereby precluding examination of the tax period(s) for which such statute of limitation has expired. The Company believes that it has adequately provided for its tax liabilities.

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

Sales to the ten largest customers represented 50%, 53% and 56% of total sales for 2014, 2013 and 2012, respectively. Sales to our largest customers were as follows for the indicated periods:

	Year ended December 31,
(in thousands)	2014		2013		2012
Arris Group, Inc.	$315,688	$	*	$	*
International Business Machines Corporation	$312,611		$430,205		$506,126

* amount is less than 10% of total.

Note 11—Financial Instruments and Concentration of Credit Risk

The carrying amounts of cash equivalents, accounts receivable, accrued liabilities, accounts payable and capital lease obligations approximate fair value. As of December 31, 2014, the Company’s investments are recorded at fair value. See Note 1(e). As of December 31, 2014, the Company had no significant off-balance sheet concentrations of credit risk such as foreign currency exchange contracts or other hedging arrangements. Financial instruments that subject the Company to credit risk consist of cash and cash equivalents, investments and trade accounts receivable. Management maintains the majority of the Company’s cash and cash equivalents with financial institutions. One of the most significant credit risks is the ultimate realization of accounts receivable. This risk is mitigated by (i) sales to well established companies, (ii) ongoing credit evaluation of customers, and (iii) frequent contact with customers, thus enabling management to monitor current changes in business operations and to respond accordingly. Management considers these concentrations of credit risks in establishing our allowance for doubtful accounts and believes these allowances are adequate. The Company had two customers whose gross accounts receivable each represented approximately 14% of total gross accounts receivable as of December 31, 2014.

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

Note 13—Segment and Geographic Information

The Company currently has manufacturing facilities in the United States, Mexico, Asia and Europe to serve its customers. The Company is operated and managed geographically, and management evaluates performance and allocates the Company’s resources on a geographic basis. Intersegment sales are generally recorded at prices that approximate arm’s length transactions. Operating segments’ measure of profitability is based on income from operations. The accounting policies for the reportable operating segments are the same as for the Company taken as a whole. The Company has three reportable operating segments: the Americas, Asia, and Europe. Information about operating segments was as follows:

	Year Ended December 31,
(in thousands)	2014	2013	2012
Net sales:
Americas	$1,699,110	$1,490,954	$1,440,298
Asia	1,066,885	957,162	978,093
Europe	152,558	142,508	139,684
Elimination of intersegment sales	(121,492)	(84,157)	(89,925)
	$2,797,061	$2,506,467	$2,468,150

Depreciation and amortization:
Americas	$21,810	$17,142	$14,755
Asia	17,351	17,270	15,180
Europe	2,739	2,732	2,544
Corporate	4,549	3,798	3,234
	$46,449	$40,942	$35,713

Income from operations:
Americas	$58,813	$55,147	$60,320
Asia	78,643	93,463	51,978
Europe	9,535	8,517	1,117
Corporate and intersegment eliminations	(46,847)	(40,603)	(37,856)
	$100,144	$116,524	$75,559

Capital expenditures:
Americas	$33,968	$19,256	$19,437
Asia	6,633	5,110	25,636
Europe	3,932	2,316	2,274
Corporate	856	2,055	1,688
	$45,389	$28,737	$49,035
Total assets:
Americas	$712,588	$702,378	$569,212
Asia	666,717	658,668	636,481
Europe	239,274	255,644	200,563
Corporate and other	60,310	40,681	95,221
	$1,678,889	$1,657,371	$1,501,477

Geographic net sales information provided below reflects the destination of the product shipped. Long-lived assets information is based on the physical location of the asset.

	Year Ended December 31,
(in thousands)	2014	2013	2012
Geographic net sales:
United States	$2,038,544	$1,772,212	$1,739,794
Asia	371,820	386,251	398,890
Europe	264,674	271,414	273,560
Other	122,023	76,590	55,906
	$2,797,061	$2,506,467	$2,468,150

Long-lived assets:
United States	$93,679	$96,287	$76,216
Asia	88,375	98,816	107,151
Europe	8,114	10,333	10,948
Other	28,173	20,634	15,200
	$218,341	$226,070	$209,515

Note 14—Employee Benefit Plans

The Company has defined contribution plans qualified under Section 401(k) of the Internal Revenue Code for the benefit of all its U.S. employees. The Company’s contributions to the plans are based on employee contributions and compensation. During 2014, 2013 and 2012, the Company made contributions to the plans of approximately $4.7 million, $4.1 million and $3.5 million, respectively. The Company also has defined contribution benefit plans for certain of its international employees primarily dictated by the custom of the regions in which it operates. During 2014, 2013 and 2012, the Company made contributions to the international plans of approximately $0.2 million, $0.2 million and $0.1 million, respectively.

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

The following table summarizes the 2014 activity in the accrued restructuring balances related to the various restructuring activities initiated prior to December 31, 2014:

	Balance as of				Foreign	Balance as of
	December 31,	Restructuring	Cash	Non-Cash	Exchange	December 31,
(in thousands)	2013	Charges	Payment	Activity	Adjustments	2014
2014 Restructuring:
Severance	$—	$876	$(876)	$—	—	$—
Other exit costs	—	3	(3)	—	—	—
	—	879	(879)	—	—	—
2013 Restructuring:
Severance	120	87	(193)	—	(14)	—
Other exit costs	833	99	(627)	(344)	39	—
	953	186	(820)	(344)	25	—
2012 Restructuring:
Severance	34	45	(79)	—	—	—
Other exit costs	104	(61)	(31)	—	(12)	—
	138	(16)	(110)	—	(12)	—
Total	$1,091	$1,049	$(1,809)	$(344)	13	$—

The components of the restructuring charges initiated during 2014 were as follows:

(in thousands)	Americas	Asia	Total
Severance costs	$827	$49	$876
Other exit costs	—	3	3
	$827	$52	$879

During 2014, the Company recognized $0.9 million of employee termination costs associated with the involuntary terminations of 104 employees in connection with reductions in workforce of certain facilities primarily in the Americas.

The following table summarizes the 2013 activity in the accrued restructuring balances related to the various restructuring activities initiated prior to December 31, 2013:

	Balance as of				Foreign	Balance as of
	December 31,	Restructuring	Cash	Non-Cash	Exchange	December 31,
(in thousands)	2012	Charges	Payment	Activity	Adjustments	2013
2013 Restructuring:
Severance	$—	$2,202	$(2,003)	$—	$(79)	$120
Lease facility costs	—	142	(139)	—	(3)	—
Other exit costs	—	3,246	(1,245)	(1,224)	56	833
	—	5,590	(3,387)	(1,224)	(26)	953
2012 Restructuring:
Severance	538	660	(1,262)	—	98	34
Lease facility costs	—	798	(328)	(466)	(4)	—
Other exit costs	166	138	(107)	—	(93)	104
	704	1,596	(1,697)	(466)	1	138
2011 Restructuring:
Lease facility costs	13	(102)	87	—	2	—
	13	(102)	87	—	2	—
Total	$717	$7,084	$(4,997)	$(1,690)	$(23)	$1,091

The components of the restructuring charges initiated during 2013 were as follows:

(in thousands)	Americas	Asia	Total
Severance costs	$2,202	$—	$2,202
Facility lease costs	142	—	142
Other exit costs	2,118	1,128	3,246
	$4,462	$1,128	$5,590

During 2013, the Company recognized $2.2 million of employee termination costs associated with the involuntary terminations of 144 employees in connection with reductions in workforce of certain facilities in the Americas. The identified involuntary employee terminations were primarily in connection with the closure of the Campinas, Brazil facility. The Company also reported $3.2 million for other exit costs, including $1.2 million of asset impairments, associated with the closure of the Campinas facility, and $0.1 million for facility lease obligations.

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

Note 17—Thailand Flood-Related Items, Net of Insurance

The Company’s facilities in Ayudhaya, Thailand were flooded and remained closed from October 13, 2011 to December 20, 2011. As a result of the flooding and temporary closing of these facilities, the Company incurred property losses and flood related costs during 2012 and 2011, which were partially offset by insurance recoveries. During 2014, Thailand flood-related items resulted in a gain of $1.6 million of insurance proceeds. The recovery process with the insurance carriers was completed in the first quarter of 2014. During 2013, Thailand flood-related items resulted in a gain of $41.3 million.

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

Note 18—Quarterly Financial Data (Unaudited)

The following table sets forth certain unaudited quarterly information with respect to the Company’s results of operations for the years 2014, 2013 and 2012. Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total earnings per share amounts for the fiscal year.

	2014 Quarter
(in thousands, except per share data)	1st	2nd	3rd	4th
Sales	$639,344	$716,868	$731,302	$709,547
Gross profit	51,123	57,751	55,294	55,689
Net income	19,125	22,150	17,156	24,011
Earnings per common share:
Basic	0.36	0.41	0.32	0.45
Diluted	0.35	0.41	0.32	0.45

	2013 Quarter
(in thousands, except per share data)	1st	2nd	3rd	4th
Sales	$542,444	$607,522	$599,658	$756,843
Gross profit	36,834	44,367	45,440	59,843
Net income	11,487	8,457	23,726	67,489
Earnings per common share:
Basic	0.21	0.16	0.44	1.26
Diluted	0.21	0.16	0.43	1.24

	2012 Quarter
(in thousands, except per share data)	1st	2nd	3rd	4th
Sales	$593,417	$630,031	$610,769	$633,933
Gross profit	40,508	45,991	44,780	45,459
Net income	5,598	13,580	19,314	18,115
Earnings per common share:
Basic	0.10	0.24	0.35	0.33
Diluted	0.10	0.24	0.34	0.33

Note 19—Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component were as follows:

	Foreign	Unrealized
	currency	loss on
	translation	investments,
(in thousands)	adjustments	net of tax	Other	Total
Balances, December 31, 2011	$(9,674)	$(3,327)	$(449)	$(13,450)
Other comprehensive gain (loss) before
reclassifications	993	1,476	(87)	2,382
Amounts reclassified from accumulated
other comprehensive loss	—	—	532	532
Net current period other comprehensive gain	993	1,476	445	2,914
Balances, December 31, 2012	(8,681)	(1,851)	(4)	(10,536)
Other comprehensive gain before
reclassifications	591	418	433	1,442
Net current period other comprehensive gain	591	418	433	1,442
Balances, December 31, 2013	(8,090)	(1,433)	429	(9,094)
Other comprehensive gain (loss) before
reclassifications	(4,528)	1,369	(122)	(3,281)
Amounts reclassified from accumulated
other comprehensive loss	2,930	—	(30)	2,900
Net current period other comprehensive gain (loss)	(1,598)	1,369	(152)	(381)
Balances, December 31, 2014	$(9,688)	$(64)	$277	$(9,475)

Amounts reclassified from accumulated other comprehensive loss during 2012 primarily affected selling, general and administrative expenses. There were no amounts reclassified from accumulated other comprehensive loss during 2013.  The amounts reclassified from accumulated other comprehensive loss and the affected line item in the consolidated statement of income during 2014 were as follows:

	Year Ended
	December 31,	Affected line items on the
(in thousands)	2014	Consolidated Statement of Income
Foreign currency translation adjustments
Disposal of Tianjin subsidiary	$2,979	Asset impairment charge and other
Foreign currency translations	(49)	Other income (expense)
	$2,930	Net of tax

Other
Actuarial net gains	$(30)	Selling, general and administrative expenses
	$(30)	Net of tax

Note 20—Supplemental Cash Flow and Non-Cash Information

The following is additional information concerning supplemental disclosures of cash payments.
	Year ended December 31,
(in thousands)	2014	2013	2012
Income taxes paid, net	$5,821	$62	$11,975
Interest paid	$1,717	$1,757	$1,353

Non-cash investing activity:
Additions to property, plant and equipment in accounts payable	$9,113	$3,170	$2,020

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Benchmark Electronics, Inc.:

We have audited the accompanying consolidated balance sheets of Benchmark Electronics, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Benchmark Electronics, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

(signed) KPMG LLP

Houston, Texas

February 27, 2015

Management’s Report

Benchmark’s management has prepared and is responsible for the consolidated financial statements and related financial data contained in this Report. The consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles and necessarily include certain amounts based upon management’s best estimates and judgments. The financial information contained elsewhere in this Report is consistent with that in the consolidated financial statements.

The Company maintains internal accounting control systems that are adequate to prepare financial records and to provide reasonable assurance that the assets are safeguarded from loss or unauthorized use. We believe these systems are effective, and the cost of the systems does not exceed the benefits obtained.

The Audit Committee, composed exclusively of independent, outside directors, has reviewed all financial data included in this Report and recommended to the full Board inclusion of the audited financial statements contained in the Report. The committee meets periodically with the Company’s management and independent registered public accountants on financial reporting matters. The independent registered public accountants have complete access to the Audit Committee and may meet with the committee, without management present, to discuss their audit results and opinions on the quality of financial reporting.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (1992) (the 1992 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the 1992 Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included below.

On May 14, 2013, COSO issued an updated version of its Internal Control - Integrated Framework (the 2013 Framework) which officially superseded the 1992 Framework on December 15, 2014. Originally issued in 1992, the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. Neither COSO, the Securities and Exchange Commission or any other regulatory body has mandated adoption of the 2013 Framework by a specified date. We are currently in the process of performing an analysis to evaluate what changes to our control environment, if any, would be needed to successfully implement the 2013 Framework. Until such time as our transition to the 2013 Framework is complete, we will continue to use the 1992 Framework in connection with our assessment of internal control.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Benchmark Electronics, Inc.:

We have audited Benchmark Electronics, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Benchmark Electronics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Benchmark Electronics, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 27, 2015, expressed an unqualified opinion on those consolidated financial statements.

(signed) KPMG LLP

Houston, Texas

February 27, 2015

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information under the captions “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders (the 2015 Proxy Statement), to be filed not later than 120 days after the close of the Company’s fiscal year, is incorporated herein by reference in response to this item.

Item 11.  Executive Compensation.

The information under the captions “Compensation Discussion and Analysis” and “Report of Compensation Committee” in the 2015 Proxy Statement is incorporated herein by reference in response to this item.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information under the caption “Common Share Ownership of Certain Beneficial Owners and Management” in the 2015 Proxy Statement is incorporated herein by reference in response to this item.

The following table sets forth certain information relating to our equity compensation plans as of December 31, 2014:

Number of
	securities to be	Weighted-	Number of
	issued upon	average exercise	securities
	exercise of	price of	remaining
	outstanding	outstanding	available
	options, warrants	options, warrants	for future
Plan Category	and rights	and rights	issuance

Equity compensation plans approved by security holders	3,123,857(1)	$20.07(1)	4,416,455

(1)Includes 686,636 restricted share units and performance restricted share units. The weighted-
average exercise price does not take these awards into account.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information under the caption “Election of Directors” in the 2015 Proxy Statement is incorporated herein by reference in response to this item.

Item 14.  Principal Accounting Fees and Services.

The information under the caption “Audit Committee Report to Shareholders” in the 2015 Proxy Statement is incorporated herein by reference in response to this item.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)    (1) Financial statements of the Company filed as part of this Report:

See Item 8 - Financial Statements and Supplementary Data.

(2) Financial statement schedule filed as part of this Report:

Schedule II - Valuation Accounts

		Additions
	Balance at				Balance at
	Beginning	Charges to			End of
(in thousands)	of Period	Operations	Other	Deductions	Period
Year ended December 31, 2014:
Allowance for doubtful accounts(1)	$338	2,639	—	34	2,943

Year ended December 31, 2013:
Allowance for doubtful accounts(1)	$1,442	67	—	1,171	338

Year ended December 31, 2012:
Allowance for doubtful accounts(1)	$1,094	407	13	72	1,442

(1)	Deductions in the allowance for doubtful accounts represent write-offs, net of recoveries, of amounts determined to be uncollectible.

Report of Independent Registered Public Accounting Firm on Schedule

The Board of Directors and Shareholders

Benchmark Electronics, Inc.:

Under date of February 27, 2015, we reported on the consolidated balance sheets of Benchmark Electronics, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, included in this annual report on Form 10-K for the year 2014. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule II. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

(signed) KPMG LLP

Houston, Texas

February 27, 2015

(3) Exhibits

Exhibit
Number	Description of Exhibit

3.1

Restated Certificate of Formation dated November 4, 2014 (incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q filed with the SEC on November 7, 2014) (the 10-Q) (Commission file number 1-10560)

3.2	Amended and Restated Bylaws of the Company dated November 4, 2014 (incorporated by reference to Exhibit 3.2 to the 10-Q)

4.1	Specimen form of certificate evidencing the Common Shares (incorporated by reference to Exhibit 4.1 to the 10-Q)

10.1	Form of Indemnity Agreement between the Company and its directors and senior officers (incorporated by reference to Exhibit 10.1 to the 10-Q)

10.2*	Benchmark Electronics, Inc. 2000 Stock Awards Plan (2000 Plan) (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 (Registration Number 333-54186))

10.3*

Form of nonqualified stock option agreement for use under the 2000 Plan (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission file number 1-10560))

10.4*

Benchmark Electronics, Inc. 2002 Stock Option Plan for Non-Employee Directors (2002 Plan) (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed April 15, 2002 (Commission file number 1-10560))

10.5*	Amendment No. 1 to the 2002 Plan (incorporated by reference to Exhibit 99.3 to the Company’s Form 8-K dated May 18, 2006 filed on May 19, 2006 (Commission file number 1-10560))

10.6*

Benchmark Electronics, Inc. 2010 Omnibus Incentive Compensation Plan (2010 Plan) (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (Registration Number 333-168426))

10.7*	First Amendment to the 2010 Plan (incorporated by reference to Annex A to the Company's Definitive Proxy Statement on Schedule 14A filed March 28, 2014 (Commission file number 1-10560))

10.8*	Form of option award agreement for use under the 2010 Plan (incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-8 (Registration Number 333-168426))

10.9*	Form of restricted share award agreement for use under the 2010 Plan (incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-8 (Registration Number 333-168426))

10.10*

Form of restricted stock unit award agreement for use under the 2010 Plan (incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-8 (Registration Number 333-168426))

10.11*	Benchmark Electronics, Inc. Deferred Compensation Plan dated as of December 16, 2008 (incorporated by reference to Exhibit 99.1 to the Company’s Form S-8 (Registration Number 333-156202)).

10.12*

Amended and Restated Employment Agreement dated November 8, 2011 between the Company and Gayla J. Delly (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K dated November 8, 2011 (Commission file number 1-10560))

10.13*

Employment Agreement between the Company and Donald F. Adam dated as of March 10, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated March 10, 2009 (Commission file number 1-10560))

10.14	Code of Conduct (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (Commission file number 1-10560)).

10.15

Fourth Amended and Restated Credit Agreement dated as of July 30, 2012 among the Company; the borrowing subsidiaries; the lenders party thereto; JPMorgan Chase Bank, N.A. as administrative agent, collateral agent and issuing lender; Bank of America, N.A., Wells Fargo Bank, N.A. and Comerica Bank as co-documentation agents; and J.P. Morgan Securities Inc. as lead arranger (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K dated July 30, 2012 and filed on August 3, 2012 (Commission file number 1-10560))

10.16

First Amendment to the Fourth Amended and Restated Credit Agreement dated June 9, 2014 (incorporated by reference from Exhibit 10.1 to the Company's quarterly report on Form 10-Q filed with the SEC on August 6, 2014 (Commission file number 1-10560))

11	Statement regarding Computation of Per-Share Earnings (incorporated by reference to “Notes to Consolidated Financial Statements, Note 1(j) – Earnings Per Share” in Item 8 of this Report)

21**	Subsidiaries of Benchmark Electronics, Inc.

23**

Consent of Independent Registered Public Accounting Firm concerning incorporation by reference in the Company’s Registration Statements on Form S-8 (Registration No. 333-28997, No. 333-101744, No. 333-156202, No. 333-168427 and No. 333-198404)

31.1**	Section 302 Certification of Chief Executive Officer

31.2**	Section 302 Certification of Chief Financial Officer

32.1**	Section 1350 Certification of Chief Executive Officer

32.2**	Section 1350 Certification of Chief Financial Officer

101.INS (1)	XBRL Instance Document

101.SCH (1)	XBRL Taxonomy Extension Schema Document

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF (1)	XBRL Taxonomy Extension Definition Linkbase Document

(1)  XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise is not subject to liability under these sections.

*    Indicates management contract or compensatory plan or arrangement.

**  Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                               BENCHMARK ELECTRONICS, INC.

                                                                                                                  By: /s/ Gayla J. Delly

                                                                                                                                             Gayla J. Delly

                                                                                                                                    Chief Executive Officer

                                                                                                                                    Date: February 27, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Name	Position	Date
/s/ Peter G. Dorflinger	Chairman of the Board	February 27, 2015
Peter G. Dorflinger

/s/ Gayla J. Delly	President, Chief Executive Officer and Director	February 27, 2015
Gayla J. Delly	(principal executive officer)

/s/ Donald F. Adam	Chief Financial Officer	February 27, 2015
Donald F. Adam	(principal financial and accounting officer)

/s/ Michael R. Dawson	Director	February 27, 2015
Michael R. Dawson

/s/ Douglas G. Duncan	Director	February 27, 2015
Douglas G. Duncan

/s/ Kenneth T. Lamneck	Director	February 27, 2015
Kenneth T. Lamneck

/s/ David W. Scheible	Director	February 27, 2015
David W. Scheible

/s/ Bernee D. L. Strom	Director	February 27, 2015
Bernee D. L. Strom

/s/ Clay C. Williams	Director	February 27, 2015
Clay C. Williams