Form 10-Q
period 2015-03-31
BENCHMARK ELECTRONICS INC
filed 2015-05-08
CIK 863436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10‑Q

_______________

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015.

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

As of May 7, 2015,  there were 52,398,514 Common Shares of Benchmark Electronics, Inc., par value $0.10 per share, outstanding.

TABLE OF CONTENTS

PART I

PART I - FINANCIAL INFORMATION

Item 1.            Financial Statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	March 31,	December 31,
(in thousands, except par value)	2015	2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$383,596	$427,376
Accounts receivable, net of allowance for doubtful
accounts of $2,918 and $2,943, respectively	490,686	520,389
Inventories	426,837	401,261
Prepaid expenses and other assets	34,571	30,453
Income taxes receivable	152	572
Deferred income taxes	6,646	8,502
Total current assets	1,342,488	1,388,553
Long-term investments	1,012	1,008
Property, plant and equipment, net of accumulated
depreciation of $369,128 and $362,620 respectively	187,049	190,180
Goodwill, net	45,970	45,970
Deferred income taxes	25,054	25,017
Other, net	27,834	28,161
	$1,629,407	$1,678,889

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of capital lease obligations	$701	$676
Accounts payable	248,563	289,786
Income taxes payable	5,077	5,470
Accrued liabilities	58,287	63,166
Total current liabilities	312,628	359,098
Capital lease obligations, less current installments	8,665	8,845
Other long-term liabilities	17,406	17,800
Deferred income taxes	2,106	2,106
Shareholders’ equity:
Preferred shares, $0.10 par value; 5,000 shares
authorized, none issued	—	—
Common shares, $0.10 par value; 145,000 shares
authorized; issued and outstanding – 52,478 and
52,994, respectively	5,248	5,300
Additional paid-in capital	645,066	649,715
Retained earnings	651,224	645,500
Accumulated other comprehensive loss	(12,936)	(9,475)
Total shareholders’ equity	1,288,602	1,291,040
Commitments and contingencies
	$1,629,407	$1,678,889

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share data)	2015	2014

Sales	$620,925	$639,344
Cost of sales	569,146	588,221
Gross profit	51,779	51,123
Selling, general and administrative expenses	28,202	28,153
Restructuring charges and integration costs	4,869	2,109
Thailand flood-related items, net of insurance	-	(1,571)
Income from operations	18,708	22,432
Interest expense	(435)	(476)
Interest income	432	515
Other income (expense), net	(1,057)	26
Income before income taxes	17,648	22,497
Income tax expense	3,443	3,372
Net income	$14,205	$19,125

Earnings per share:
Basic	$0.27	$0.36
Diluted	$0.27	$0.35

Weighted-average number of shares outstanding:
Basic	52,463	53,650
Diluted	53,045	54,277

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended
	March 31,
(in thousands)	2015	2014

Net income	$14,205	$19,125
Other comprehensive loss:
Foreign currency translation adjustments	(3,462)	(27)
Unrealized gain (loss) on investments,
net of tax	5	(9)
Other	(4)	(8)
Other comprehensive loss	(3,461)	(44)
Comprehensive income	$10,744	$19,081

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders’ Equity
(unaudited)

					Accumulated
	Common Shares		Additional		Other	Total
	Shares	Par	Paid-in	Retained	Comprehensive	Shareholders’
(in thousands)	Outstanding	Value	Capital	Earnings	Loss	Equity

Balances, December 31, 2014	52,994	$5,300	$649,715	$645,500	$(9,475)	$1,291,040
Stock-based compensation expense	-	-	1,940	-	-	1,940
Shares repurchased and retired	(663)	(67)	(7,230)	(8,481)	-	(15,778)
Stock options exercised	46	5	816	-	-	821
Vesting of restricted stock units	120	12	(12)	-	-	-
Shares withheld for taxes	(19)	(2)	(455)	-	-	(457)
Excess tax benefit of stock-based
compensation	-	-	292	-	-	292
Comprehensive income	-	-	-	14,205	(3,461)	10,744
Balances, March 31, 2015	52,478	$5,248	$645,066	$651,224	$(12,936)	$1,288,602

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31,
(in thousands)	2015	2014

Cash flows from operating activities:
Net income	$14,205	$19,125
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation	10,933	9,640
Amortization	1,205	1,158
Deferred income taxes	1,818	3,293
(Gain) loss on the sale of property, plant and equipment	(14)	393
Asset impairments	84	-
Thailand flood insurance recovery	-	(550)
Stock-based compensation expense	1,940	1,432
Excess tax benefit from stock-based compensation	(328)	(426)
Changes in operating assets and liabilities, net of effects from business acquisition:
Accounts receivable	28,361	94,818
Inventories	(26,914)	(46,512)
Prepaid expenses and other assets	(4,432)	(1,029)
Accounts payable	(32,978)	(21,147)
Accrued liabilities	(5,074)	1,189
Income taxes	289	(650)
Net cash provided by (used in) operations	(10,905)	60,734
Cash flows from investing activities:
Proceeds from sales and redemptions of investments	1	6
Additions to property, plant and equipment	(16,312)	(14,512)
Proceeds from the sale of property, plant and equipment	412	106
Additions to purchased software	(515)	(104)
Thailand flood property insurance proceeds	-	550
Other	55	363
Net cash used in investing activities	(16,359)	(13,591)
Cash flows from financing activities:
Proceeds from stock options exercised	821	5,811
Excess tax benefit from stock-based compensation	328	426
Principal payments on capital lease obligations	(155)	(132)
Share repurchases	(15,778)	(4,537)
Net cash provided by (used in) financing activities	(14,784)	1,568
Effect of exchange rate changes	(1,732)	(72)
Net increase (decrease) in cash and cash equivalents	(43,780)	48,639
Cash and cash equivalents at beginning of year	427,376	345,555
Cash and cash equivalents at end of period	$383,596	$394,194

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(amounts in thousands, except per share data, unless otherwise noted)

(unaudited)

Note 1 – Basis of Presentation

Benchmark Electronics, Inc. (the Company) is a Texas corporation that provides worldwide integrated manufacturing services. The Company provides services to original equipment manufacturers (OEMs) of industrial control equipment (including equipment for the aerospace and defense industries), telecommunication equipment, computers and related products for business enterprises, medical devices, and testing and instrumentation products. The Company has manufacturing operations located in the Americas, Asia and Europe.

The condensed consolidated financial statements included herein have been prepared by the Company without an audit pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). The financial statements reflect all normal and recurring adjustments necessary in the opinion of management for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s annual report on Form 10‑K for the year ended December 31, 2014 (the 2014 10-K).

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

Note 2 – Stock-Based Compensation

The Benchmark Electronics, Inc. 2000 Stock Awards Plan (the 2000 Plan) authorized, and the Company’s 2010 Omnibus Incentive Compensation Plan (the 2010 Plan) authorizes, the Company, upon approval of the compensation committee of the Board of Directors, to grant a variety of awards, including stock options, restricted shares, restricted stock units, stock appreciation rights, performance compensation awards, phantom stock awards and deferred share units, or any combination thereof, to any director, officer, employee or consultant (including any prospective director, officer, employee or consultant) of the Company. Stock options are granted to employees with an exercise price equal to the market price of the Company’s common shares on the date of grant, generally vest over a four-year period from the date of grant and have a term of ten years. Restricted shares and restricted stock units granted to employees generally vest over a four-year period from the date of grant, subject to the continued employment of the employee by the Company. The 2000 Plan expired in 2010, and no additional grants can be made under that plan. The 2010 Plan was approved by the Company’s shareholders in 2010 and amended in 2014. Members of the Board of Directors who are not employees of the Company hold awards under the Benchmark Electronics, Inc. 2002 Stock Option Plan for Non-Employee Directors (the 2002 Plan) or the 2010 Plan. Stock options were granted pursuant to the 2002 Plan upon the occurrence of the non-employee director’s election or re-election to the Board of Directors. All awards under the 2002 Plan were fully vested upon the date of grant and have a term of ten years. The 2002 Plan was approved by the Company’s shareholders in 2002 and expired in 2012. No additional grants may be made under the 2002 Plan. Non-employee directors currently receive equity awards under the 2010 Plan. Since 2011, awards under the 2010 Plan to non-employee directors have been in the form of restricted stock units, which vest in equal quarterly installments over a one-year period, starting on the grant date. As of March 31, 2015, 3.8 million additional common shares were available for issuance under the Company’s existing plans.

All share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on their grant date fair values. The total compensation cost recognized for stock-based awards was $1.9 million and $1.4 million for the three months ended March 31, 2015 and 2014, respectively. The total income tax benefit recognized in the condensed consolidated income statement for stock-based awards was $0.6 million and $0.6 million for the three months ended March 31, 2015 and 2014, respectively. The compensation expense for stock-based awards includes an estimate for forfeitures and is recognized over the vesting period of the awards using the straight-line method. Cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards (excess tax benefits) are classified as cash flows from financing activities. Awards of restricted shares, restricted stock units, and performance-based restricted stock units are valued at the closing market price of the Company’s common shares on the date of grant. For performance-based restricted stock units, compensation expense is based on the probability that the performance goals will be achieved, which is monitored by management throughout the requisite service period. When it becomes probable, based on the Company’s expectation of performance during the measurement period, that more or less than the previous estimate of the awarded shares will vest, an adjustment to stock-based compensation expense is recognized as a change in accounting estimate.

As of March 31, 2015, the unrecognized compensation cost and remaining weighted-average amortization period related to stock-based awards were as follows:

Performance-
based
			Restricted	Restricted
	Stock	Restricted	Stock	Stock
(in thousands)	Options	Shares	Units	Units(1)
Unrecognized compensation cost	$6,008	$552	$8,990	$3,289
Remaining weighted-average
amortization period	2.3 years	0.9 years	3.0 years	2.2 years

(1) Based on the probable achievement of the performance goals identified in each award.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average assumptions used to value the options granted during the three months ended March 31, 2015 and 2014, were as follows:

	Three Months Ended
	March 31,
(in thousands)	2015	2014
Options granted	289	313
Expected term of options	6.4 years	7.0 years
Expected volatility	35%	39%
Risk-free interest rate	1.886%	1.998%
Dividend yield	zero	zero

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

The weighted-average fair value per option granted during the three months ended March 31, 2015 and 2014 was $8.76 and $9.74, respectively. The total cash received by the Company as a result of stock option exercises for the three months ended March 31, 2015 and 2014 was approximately $0.8 million and $5.8 million, respectively. The actual tax benefit realized as a result of stock option exercises and the vesting of other share-based awards during the three months ended March 31, 2015 and 2014 was $1.6 million and $1.8 million, respectively. For the three months ended March 31, 2015 and 2014, the total intrinsic value of stock options exercised was $0.3 million and $1.5 million, respectively.

The Company awarded performance-based restricted stock units to employees during the three months ended March 31, 2015 and 2014. The number of performance-based restricted stock units that will ultimately be earned will not be determined until the end of the corresponding performance periods, and may vary from as low as zero to as high as three times the target number depending on the level of achievement of certain performance goals. The level of achievement of these goals is based upon the audited financial results of the Company for the last full calendar year within the performance period. The performance goals consist of certain levels of achievement using the following financial metrics: revenue growth, operating income margin expansion, and return on invested capital. If the performance goals are not met based on the Company’s financial results, the applicable performance-based restricted stock units will not vest and will be forfeited. Shares subject to forfeited performance-based restricted stock units will be available for issuance under the 2010 Plan.

The following table summarizes activities relating to the Company’s stock options:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
(in thousands, except per share data)	Options	Price	Term (Years)	Value
Outstanding as of December 31, 2014	2,437	$20.07
Granted	289	$23.14
Exercised	(46)	$17.93
Forfeited or expired	(12)	$22.76
Outstanding as of March 31, 2015	2,668	$20.43	5.35	$10,670
Exercisable as of March 31, 2015	1,859	$20.09	3.48	$8,389

The aggregate intrinsic value in the table above is before income taxes and is calculated as the difference between the exercise price of the underlying options and the Company’s closing stock price as of the last business day of the period ended March 31, 2015 for options that had exercise prices that were below the closing price.

The following table summarizes activities related to the Company’s restricted shares:

		Weighted-
		Average
	Number of	Grant Date
(in thousands, except per share data)	Shares	Fair Value
Non-vested shares outstanding as of December 31, 2014	109	$16.33
Vested	(70)	$16.85
Non-vested shares outstanding as of March 31, 2015	39	$15.38

The following table summarizes the activities related to the Company’s time-based restricted stock units:

		Weighted-
		Average
	Number of	Grant Date
(in thousands, except per share data)	Units	Fair Value
Non-vested awards outstanding as of December 31, 2014	412	$20.33
Granted	168	$23.14
Vested	(120)	$19.57
Forfeited	(3)	$20.04
Non-vested awards outstanding as of March 31, 2015	457	$21.57

The following table summarizes the activities related to the Company’s performance-based restricted stock units:

		Weighted-
		Average
	Number of	Grant Date
(in thousands, except per share data)	Units	Fair Value
Non-vested units outstanding as of December 31, 2014	274	$18.56
Granted(1)	76	$23.14
Forfeited or expired	(53)	$18.57
Non-vested units outstanding as of March 31, 2015	297	$19.74

(1)  Represents target number of units that can vest based on the achievement of the performance goals.

Note 3 – Earnings Per Share

Basic earnings per share is computed using the weighted-average number of shares outstanding. Diluted earnings per share is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding stock equivalents. Stock equivalents include common shares issuable upon the exercise of stock options and other equity instruments, and are computed using the treasury stock method. Under the treasury stock method, the exercise price of a share, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of estimated excess tax benefits that would be recorded in paid-in-capital, if any, when the share is exercised are assumed to be used to repurchase shares in the current period.

The following table sets forth the calculation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
(in thousands, except per share data)	2015	2014
Net income	$14,205	$19,125

Denominator for basic earnings per share -
weighted-average number of common
shares outstanding during the period	52,463	53,650
Incremental common shares attributable to
exercise of dilutive options	391	436
Incremental common shares attributable
to outstanding restricted shares and
restricted stock units	191	191
Denominator for diluted earnings per share	53,045	54,277

Basic earnings per share	$0.27	$0.36
Diluted earnings per share	$0.27	$0.35

Options to purchase 1.0  million common shares for each of the three months ended March 31, 2015 and 2014 were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

Note 4 – Goodwill and Other Intangible Assets

Goodwill allocated to the Company’s reportable segments was as follows:

(in thousands)	Americas	Asia	Total
Goodwill at December 31, 2014 and March 31, 2015	$7,868	$38,102	$45,970

Other assets consist primarily of acquired identifiable intangible assets and capitalized purchased software costs. Other intangible assets as of March 31, 2015 and December 31, 2014 were as follows:

	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
Customer relationships	$33,056	$(16,813)	$16,243
Technology licenses	11,300	(9,434)	1,866
Other	868	(195)	673
Other intangible assets, March 31, 2015	$45,224	$(26,442)	$18,782

	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
Customer relationships	$33,188	$(16,099)	$17,089
Technology licenses	11,300	(9,434)	1,866
Other	868	(190)	678
Other intangible assets, December 31, 2014	$45,356	$(25,723)	$19,633

Customer relationships are amortized on a straight-line basis over a period of ten years. Technology licenses are amortized over their estimated useful lives in proportion to the economic benefits consumed. Amortization of other intangible assets for the three months ended March 31, 2015 and 2014 was $0.8 million and $0.9 million, respectively.

The estimated future amortization expense of other intangible assets for each of the next five years is as follows (in thousands):

Year ending December 31,	Amount
2015 (remaining nine months)	$3,178
2016	3,986
2017	2,099
2018	1,574
2019	1,574

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

Interest on outstanding borrowings under the Credit Agreement is payable quarterly, at the Company’s option, at either LIBOR plus 1.75% to 2.75% or a prime rate plus 0.75% to 1.75%, based upon the Company’s leverage ratio as specified in the Credit Agreement. A commitment fee of 0.30% to 0.40% per annum (based upon the Company’s liquidity ratio as specified in the Credit Agreement) on the unused portion of the revolving credit line is payable quarterly in arrears. As of both March 31, 2015 and December 31, 2014, the Company had no borrowings outstanding under the Credit Agreement, $1.2 million in outstanding letters of credit and $198.8 million was available for future borrowings.

The Credit Agreement is secured by the Company’s domestic inventory and accounts receivable, 100% of the stock of the Company’s domestic subsidiaries, 65% of the voting capital stock of each direct foreign subsidiary and substantially all of the other tangible and intangible assets of the Company and its domestic subsidiaries. The Credit Agreement contains customary financial covenants as to debt leverage and fixed charges, and restricts the Company’s ability to incur additional debt, pay dividends, repurchase shares, sell assets and merge or consolidate with other persons. As of both March 31, 2015 and December 31, 2014, the Company was in compliance with all of these covenants and restrictions.

The Company’s Thailand subsidiary has a multi-purpose credit facility with Kasikornbank Public Company Limited (the Thai Credit Facility) that provides for 350 million Thai baht working capital availability. The Thai Credit Facility is secured by land and buildings in Thailand owned by the Company’s Thailand subsidiary. Availability of funds under the Thai Credit Facility is reviewed annually and is currently accessible through October 2015. As of both March 31, 2015 and December 31, 2014, there were no working capital borrowings outstanding under the facility.

Note 6 – Inventories
Inventory costs are summarized as follows:
	March 31,	December 31,
(in thousands)	2015	2014
Raw materials	$286,261	$266,556
Work in process	88,352	84,673
Finished goods	52,224	50,032
	$426,837	$401,261

Note 7 – Income Taxes
Income tax expense (benefit) consists of the following:
	Three Months Ended
	March 31,
(in thousands)	2015	2014
Federal – Current	$127	$60
Foreign – Current	1,421	(29)
State – Current	77	48
Deferred	1,818	3,293
	$3,443	$3,372

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

The Company has been granted certain tax incentives, including tax holidays, for its subsidiaries in China, Malaysia and Thailand that will expire at various dates, unless extended or otherwise renegotiated, through 2015 in China, 2016 in Malaysia and 2026 in Thailand, and are subject to certain conditions with which the Company expects to comply. The net impact of these tax incentives was to lower income tax expense for the three months ended March 31, 2015 and 2014 by approximately $1.7 million (approximately $0.03 per diluted share) and $3.2 million (approximately $0.06 per diluted share), respectively, as follows:

	Three Months Ended
	March 31,
(in thousands)	2015	2014
China	$353	$1,507
Malaysia	419	474
Thailand	962	1,253
	$1,734	$3,234

As of March 31, 2015, the total amount of the reserve for uncertain tax benefits including interest and penalties was $18.0 million. The reserve is classified as a current or long-term liability in the condensed consolidated balance sheets based on the Company’s expectation of when the items will be settled. The amount of accrued potential interest and penalties, respectively, on unrecognized tax benefits included in the reserve as of March 31, 2015, was $1.7 million and $1.6 million. No material changes affected the reserve during the three months ended March 31, 2015.

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

	Three Months Ended
	March 31,
(in thousands)	2015	2014
Net sales:
Americas	$380,982	$411,501
Asia	230,220	238,785
Europe	35,699	34,161
Elimination of intersegment sales	(25,976)	(45,103)
	$620,925	$639,344

Depreciation and amortization:
Americas	$5,895	$4,720
Asia	4,470	4,187
Europe	646	734
Corporate	1,127	1,157
	$12,138	$10,798

Income from operations:
Americas	$12,489	$15,559
Asia	16,185	18,220
Europe	1,472	780
Corporate and intersegment eliminations	(11,438)	(12,127)
	$18,708	$22,432

Capital expenditures:
Americas	$6,928	$10,477
Asia	7,890	2,982
Europe	1,639	1,019
Corporate	370	138
	$16,827	$14,616

	March 31,	December 31,
	2015	2014
Total assets:
Americas	$669,503	$712,588
Asia	670,253	666,717
Europe	240,276	239,274
Corporate and other	49,375	60,310
	$1,629,407	$1,678,889

Geographic net sales information reflects the destination of the product shipped. Long-lived assets information is based upon the physical location of the asset.
	Three Months Ended
	March 31,
(in thousands)	2015	2014
Geographic net sales:
United States	$447,325	$462,271
Asia	82,391	87,466
Europe	52,707	68,277
Other Foreign	38,502	21,330
	$620,925	$639,344

	March 31,	December 31,
	2015	2014
Long-lived assets:
United States	$92,442	$93,679
Asia	84,569	88,375
Europe	9,046	8,114
Other Foreign	28,826	28,173
	$214,883	$218,341

Note 9 – Supplemental Cash Flow Information
The following is additional information concerning supplemental disclosures of cash payments.
	Three Months Ended
	March 31,
(in thousands)	2015	2014
Income taxes paid, net	$1,404	$703
Interest paid	401	442

Note 10 – Contingencies

The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Note 11 – Impact of Recently Enacted Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued a new standard that will supersede most of the existing revenue recognition requirements in current U.S. GAAP. The new standard will require companies to recognize revenue in an amount reflecting the consideration to which they expect to be entitled in exchange for transferring goods or services to a customer. The new standard will also require significantly expanded disclosures regarding the qualitative and quantitative information of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard will permit the use of either the retrospective or cumulative effect transition method, with early application not permitted. In April 2015, the FASB proposed a one-year deferral of the effective date of the new revenue standard. Under the proposal, the Company is required to adopt the new standard as of January 1, 2018.  The Company is currently evaluating the impact the pronouncement will have on its consolidated financial statements and related disclosures and has not yet selected a transition method. As the new standard will supersede all existing revenue guidance affecting the Company under U.S. GAAP, it could impact revenue and cost recognition on contracts across all its business segments, in addition to its business processes and information technology systems. As a result, the Company’s evaluation of the effect of the new standard will likely extend over several future periods.

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

The Company recognized restructuring charges during 2015 and 2014 primarily related to the closure of facilities, capacity reduction and reductions in workforce in certain facilities across various regions.

The following table summarizes the 2015 activity in the accrued restructuring balances related to the restructuring activities initiated prior to March 31, 2015:

	Balance as of			Balance as of
	December 31,	Restructuring	Cash	March 31,
(in thousands)	2014	Charges	Payment	2015
2015 Restructuring:
Severance	$-	$1,522	$(1,493)	$29
Leased facilities and equipment	-	2,253	(132)	2,121
Other exit costs	-	702	(602)	100
Total	$-	$4,477	$(2,227)	$2,250

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

The carrying amounts of cash equivalents, accounts receivable, accrued liabilities, accounts payable and capital lease obligations approximate fair value. As of March 31, 2015, $1.1 million (par value) of long-term investments were recorded at fair value using Level 3 inputs.

Note 14 – Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component were as follows:

	Foreign	Unrealized
	currency	loss on
	translation	investments,
(in thousands)	adjustments	net of tax	Other	Total
Balances, December 31, 2014	$(9,688)	$(64)	$277	$(9,475)
Other comprehensive gain (loss) before
reclassifications	(3,462)	5	-	(3,457)
Amounts reclassified from accumulated
other comprehensive loss	-	-	(4)	(4)
Net current period other comprehensive gain (loss)	(3,462)	5	(4)	(3,461)
Balances, March 31, 2015	$(13,150)	$(59)	$273	$(12,936)

Amounts reclassified from accumulated other comprehensive loss during the three months ended March 31, 2015 affected selling, general and administrative expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report (this Report) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts and include words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” “will,” or the negative or other variations thereof. In particular, statements, whether express or implied, concerning future operating results or the ability to generate sales, income or cash flow are forward-looking statements. Undue reliance should not be placed on any forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions that are beyond our ability to control or predict, including those discussed under  Part II, Item 1A of this Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes, including the future results of our operations, may vary materially from those indicated. The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying notes, and the 2014 10-K.

The Company’s fiscal year ends on December 31. References in this Report to 2015 refer to the calendar quarter ended March 31, 2015; references to 2014 refer to the calendar quarter ended March 31, 2014, in each case, except as otherwise noted.

OVERVIEW

We are a worldwide provider of integrated electronic manufacturing services. In this Report, references to Benchmark, the Company or use of the words “we”, “our” and “us” include the subsidiaries of Benchmark unless otherwise noted.

We provide our services to original equipment manufacturers (OEMs) of industrial control equipment (including equipment for the aerospace and defense industries), telecommunication equipment, computers and related products for business enterprises, medical devices, and testing and instrumentation products. Our services are commonly referred to as electronics manufacturing services (EMS).

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

We recognize revenue from the sale of manufactured products built to customer specifications and excess inventory when title and risk of ownership have passed, the price to the buyer is fixed or determinable and recoverability is reasonably assured, which generally is when the goods are shipped. Revenue from design, development and engineering services is recognized when the services are performed and collectibility is reasonably certain. Such services provided under fixed price contracts are accounted for using the percentage-of-completion method. We generally assume no significant obligations after shipment as we typically warrant workmanship only. Therefore, our warranty provisions are generally not significant.

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

2015 Highlights

Sales for 2015 decreased 3% to $620.9  million compared to $639.3 million for 2014. During 2015, sales to customers in our various industry groups fluctuated from the comparable 2014 period as follows:

•         industrial control equipment industry increased by 7%,

•         telecommunication equipment industry decreased by 2%,

•         computers and related products for business enterprises industry decreased by 9%,

•         medical devices industry increased by 11%, and

•         testing and instrumentation products industry decreased by 32%.

The overall decrease in sales related primarily to the loss of a testing and instrumentation products customer that declared bankruptcy in 2014.

Our future sales depend on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, could adversely affect us. A substantial percentage of our sales are made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. Sales to our ten largest customers represented 47% and 50% of our sales in 2015 and 2014, respectively. We had no customers that were greater than 10% of total sales in 2015. In 2014, our largest customer accounted for 10% of our sales.

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

We have undertaken initiatives to restructure our business operations with the intention of improving utilization and realizing cost savings. During 2015, we recognized $4.5 million of restructuring charges and $0.4 million of integration costs, primarily related to the closing of certain facilities in the Americas.

RESULTS OF OPERATIONS

The following table presents the percentage relationship that certain items in our Condensed Consolidated Statements of Income bear to sales for the periods indicated. The financial information and the discussion below should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto in Item 1 of this Report.

	Three Months Ended
	March 31,
	2015	2014
Sales	100.0%	100.0%
Cost of sales	91.7	92.0
Gross profit	8.3	8.0
Selling, general and administrative expenses	4.5	4.4
Restructuring charges and integration costs	0.8	0.3
Thailand flood-related items, net of insurance	-	(0.2)
Income from operations	3.0	3.5
Other income (expense), net	(0.2)	0.0
Income before income taxes	2.8	3.5
Income tax expense	0.5	0.5
Net income	2.3%	3.0%

Sales

Sales for 2015  were $620.9 million, a 3% decrease from sales of $639.3 million in 2014. The overall decrease in sales related primarily to the loss of a customer that declared bankruptcy in 2014. The following table sets forth, for the periods indicated, the percentages of our sales by industry sector.

	Three Months Ended
	March 31,
	2015	2014
Industrial control equipment	32%	29%
Telecommunication equipment	27	27
Computers and related products for business enterprises	19	20
Medical devices	13	11
Testing and instrumentation products	9	13
	100%	100%

Industrial Control Equipment. 2015  sales increased 7% to $199.0 million from $185.5 million in 2014 primarily as a result of new programs from both new and existing customers.

Telecommunication Equipment. 2015  sales decreased 2% to $166.3 million from $169.7 million in 2014.

Computers and Related Products for Business Enterprises. 2015 sales decreased 9% to $119.6 million from $130.8 million in 2014. The decrease is primarily due to lower demand from our customers.

Medical Devices. 2015  sales increased 11% to $81.3 million from $72.9 million in 2014, primarily as a result of new programs.

Testing and Instrumentation Products. 2015  sales decreased 32% to $54.7 million from $80.4 million in 2014 due to a customer that declared bankruptcy in 2014.

Our international operations are subject to the risks of doing business abroad. See Part I, Item 1A of our 2014 10-K for factors pertaining to our international sales and fluctuations in the exchange rates of foreign currency and for further discussion of potential adverse effects in operating results associated with the risks of doing business abroad. During 2015 and 2014, 53% and 50%, respectively, of our sales were from our international operations.

Gross Profit

Gross profit increased 1% to $51.8  million for 2015 from $51.1 million in 2014. Our 2015 gross profit as a percentage of sales increased to 8.3% from 8.0% in 2014 primarily due to benefits from our ongoing operational excellence initiatives, increased utilization with our continuing integration and restructuring activities, as well as benefits from our diversified revenue base. We experience fluctuations in gross profit from period to period. Different programs contribute different gross profits depending on factors such as the types of services involved, location of production, size of the program, complexity of the product and level of material costs associated with the various products. Moreover, new programs can contribute relatively less to our gross profit in their early stages when manufacturing volumes are usually lower, resulting in inefficiencies and unabsorbed manufacturing overhead costs. In addition, a number of our new and higher volume programs remain subject to competitive constraints that could exert downward pressure on our margins. During periods of low production volume, we generally have idle capacity and reduced gross profit.

Selling, General and Administrative Expenses

SG&A totaled $28.2 million in both 2015 and 2014. SG&A, as a percentage of sales, increased to 4.5% in 2015 from 4.4% in 2014. The increase in SG&A as a percentage of sales related primarily to the decreased sales volumes.

Restructuring Charges and Integration Costs

During 2015, we recognized $4.9 million of restructuring charges and integration costs, primarily related to the closure of certain facilities in the Americas. In 2014, we recognized $2.1 million of restructuring and integration costs, primarily related to the integration of certain sites acquired in 2013. See Note 12 to the Condensed Consolidated Financial Statements in Item 1 of this Report.

Thailand Flood Related Items

During 2014, we received the final $1.6 million of insurance proceeds related to the flooding of our facilities in Ayudhaya, Thailand during the fourth quarter of 2011. As a result of the flooding, we have been unable to renew or otherwise obtain adequate cost-effective flood insurance to cover assets at our facilities in Thailand. We continue to monitor the insurance market in Thailand. In the event we were to experience a significant uninsured loss in Thailand or elsewhere, it could have a material adverse effect on our business, financial condition and results of operations.

Income Tax Expense

Income tax expense of $3.4  million represented an effective tax rate of 19.5% for 2015, compared with $3.4 million that represented an effective tax rate of 15.0% for 2014. We received a tax incentive in China in the first quarter of 2014 that was retroactively applied to the 2013 calendar year and continues through 2015. The tax adjustment for the $1.2 million retroactive incentive for 2013 was recorded as a discrete tax benefit as of March 31, 2014. Excluding this tax item, the effective tax rate would have been 19.5% in 2015 compared to 20.4% in 2014. The decrease in the effective tax rate results primarily from higher taxable income in geographies with lower tax rates.

We have been granted certain tax incentives, including tax holidays, for our subsidiaries in China, Malaysia and Thailand that will expire at various dates, unless extended or otherwise renegotiated, through 2015 in

China, 2016 in Malaysia, and 2026 in Thailand. See Note 7 to the Condensed Consolidated Financial Statements in Item 1 of this report.

Net Income

We reported net income of $14.2 million, or diluted earnings per share of $0.27 for 2015, compared with net income of $19.1 million, or diluted earnings per share of $0.35 for 2014. The net decrease of $4.9 million from 2014 was due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our growth and operations through funds generated from operations and proceeds from the sale and maturity of our investments. Cash and cash equivalents totaled $383.6 million at March 31, 2015 and $427.4 million at December 31, 2014, of which $335.3 million at March 31, 2015 and $333.3 million at December 31, 2014 was held outside the U.S. in various foreign subsidiaries. Substantially all of the amounts held outside of the U.S. are intended to be permanently reinvested in foreign operations. Under current tax laws and regulations, if cash and cash equivalents held outside the U.S. were to be distributed to the U.S. in the form of dividends or otherwise, we would be subject to additional U.S. income taxes and foreign withholding taxes.

Cash used in operating activities was $10.9 million in 2015. The cash used in operations during 2015 consisted primarily of $14.2 million of net income adjusted for $12.1 million of depreciation and amortization, a $28.4 million decrease in accounts receivable offset by a $26.9 million increase in inventories, a $33.0 million decrease in accounts payable and a $5.1 million decrease in accrued liabilities. The decrease in accounts receivable was primarily driven by the fluctuation of sales from the fourth quarter of 2014 to the first quarter of 2015. Inventories have increased in support of higher business levels expected in the second quarter of 2015. The decrease in accounts payable is a result of the timing of payments. Working capital was $1.0 billion at March 31, 2015 and at December 31, 2014.

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

Cash used in investing activities was $16.4 million in 2015 primarily due to purchases of additional property, plant and equipment totaling $16.3 million. Purchases of additional property, plant and equipment were primarily for machinery and equipment in the Americas and Asia.

Cash used in financing activities was $14.8 million in 2015. Share repurchases totaled $15.8 million, and we received $0.8 million from the exercise of stock options.

Under the terms of the Credit Agreement, we have a $200.0 million five-year revolving credit facility to be used for general corporate purposes with a maturity date of July 30, 2017. The Credit Agreement includes an accordion feature pursuant to which total commitments under the facility may be increased by an additional $100 million, subject to satisfaction of certain conditions and lender approval. As of both March 31, 2015 and December 31, 2014, we had no borrowings outstanding under the Credit Agreement, $1.2 million in outstanding letters of credit and $198.8 million was available for future borrowings. See Note 5 to the Condensed Consolidated Financial Statements in Item 1 of this Report for more information regarding the terms of the Credit Agreement.

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

As of March 31, 2015, we had cash and cash equivalents totaling $383.6 million and $198.8 million available for borrowings under the Credit Agreement. During the next 12 months, we believe our capital expenditures will be approximately $40 million to $50 million, principally for machinery and equipment to support our ongoing business around the globe.

On December 4, 2014, our Board of Directors approved the repurchase of up to $100 million of our outstanding common shares (the 2014 Repurchase Program). As of March 31, 2015, we had $87.3 million remaining under the 2014 Repurchase Program to repurchase additional shares. We are under no commitment or obligation to repurchase any particular amount of common shares. Management believes that our existing cash balances and funds generated from operations will be sufficient to permit us to meet our liquidity requirements over the next 12 months. Management further believes that our ongoing cash flows from operations and any borrowings we may incur under our credit facilities will enable us to meet operating cash requirements in future years. Should we desire to consummate significant acquisition opportunities, our capital needs would increase and could possibly result in our need to increase available borrowings under our Credit Agreement or access public or private debt and equity markets. There can be no assurance, however, that we would be successful in raising additional debt or equity on terms that we would consider acceptable.

CONTRACTUAL OBLIGATIONS

We have certain contractual obligations for operating and capital leases that were summarized in a table of Contractual Obligations in our 2014 10-K. There have been no material changes to our contractual obligations, outside of the ordinary course of our business, since December 31, 2014.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2015, we did not have any significant off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Our significant accounting policies are summarized in Note 1 to the Consolidated Financial Statements included in our 2014 10-K. See Note 11  to the Condensed Consolidated Financial Statements for a discussion of recently enacted accounting principles.

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

We transact business in various foreign countries and are subject to foreign currency fluctuation risks. We use natural hedging and in addition, we have recently entered into a forward contract to economically hedge transactional exposure primarily associated with trade accounts receivable and trade accounts payable denominated in a currency other than the functional currency of the respective operating entity. We do not use derivative financial instruments for speculative purposes.

The forward contract in place as of March 31, 2015 has not been designated as an accounting hedge and, therefore, changes in fair value are recorded within our Condensed Consolidated Statements of Income.

Our sales are substantially denominated in U.S. dollars. Our foreign currency cash flows are generated in certain European and Asia countries and Mexico.

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

Item 4 –  Controls and Procedures

As of the end of the period covered by this Report, the Company’s management (with the participation of its chief executive officer and chief financial officer) conducted an evaluation pursuant to Rule 13a-15 promulgated under the Exchange Act, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that as of the end of the period covered by this Report such disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the last fiscal quarter covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management overriding the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II—OTHER INFORMATION

Item 1.            Legal Proceedings

We are involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position or results of operations.

Item 1A.        Risk Factors

There are no material changes to the risk factors set forth in Part I, Item 1A of our 2014 10-K.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

(c)  The following table provides information about the Company’s repurchases of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the quarter ended March 31, 2015, at a total cost of $15.8 million:

ISSUER PURCHASES OF EQUITY SECURITIES
(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares	Dollar Value)
			(or Units)	of Shares
			Purchased as	(or Units) that
	(a) Total		Part of	May Yet Be
	Number of		Publicly	Purchased
	Shares (or	(b) Average	Announced	Under the
	Units)	Price Paid per Share	Plans or	Plans or
Period	Purchased(1)	(or Unit)(2)	Programs	Programs(3)
January 1 to 31, 2015	200,000	$24.71	200,000	$98.1 million
February 1 to 28, 2015	250,000	$23.18	250,000	$92.3 million
March 1 to 31, 2015	212,500	$23.65	212,500	$87.3 million
Total	662,500	$23.80	662,500

(1) All share repurchases were made on the open market.

(2) Average price paid per share is calculated on a settlement basis and excludes commission.

(3) Share purchases under the 2014 Repurchase Program may be made in the open market, in privately negotiated transactions or block transactions, at the discretion of the Company’s management and as market conditions warrant. Purchases are funded from available cash and may be commenced, suspended or discontinued at any time without prior notice. Shares repurchased under the program are retired.

Item 6.           Exhibits

3.1

Restated Certificate of Formation (formerly Articles of Incorporation) of the Company dated November 4, 2014 (incorporated by reference to Exhibit 3.1 to the Company's quarterly report on Form 10-Q filed with the SEC on November 7, 2014) (the 10-Q) (Commission file number 1-10560)

3.2	Amended and Restated Bylaws of the Company dated November 4, 2014 (incorporated by reference to Exhibit 3.2 to the 10-Q)
4.1	Specimen form of certificate evidencing the Common Shares (incorporated by reference to Exhibit 4.1 to the 10-Q)
10.1*	Employment Agreement between the Company and Jon J. King dated as of December 1, 2005
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer
101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension Schema Document
101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document

*   Filed herewith.

(1)  XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is not deemed filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on May 8, 2015.

BENCHMARK ELECTRONICS, INC.
(Registrant)
By: /s/ Gayla J. Delly
Gayla J. Delly
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Donald F. Adam
Donald F. Adam
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

3.1

Restated Certificate of Formation (formerly Articles of Incorporation) of the Company dated November 4, 2014 (incorporated by reference to Exhibit 3.1 to the Company's quarterly report on Form 10-Q filed with the SEC on November 7, 2014) (the 10-Q) (Commission file number 1-10560)

3.2	Amended and Restated Bylaws of the Company dated November 4, 2014 (incorporated by reference to Exhibit 3.2 to the 10-Q)
4.1	Specimen form of certificate evidencing the Common Shares (incorporated by reference to Exhibit 4.1 to the 10-Q)
10.1*	Employment Agreement between the Company and Jon J. King dated as of December 1, 2005
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer
101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension Schema Document
101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document

*   Filed herewith.

(1)  XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is not deemed filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.