Form 10-Q
period 2015-09-30
BENCHMARK ELECTRONICS INC
filed 2015-11-06
CIK 863436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10‑Q

_______________

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

__  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to________________

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

As of November 5, 2015,  there were 50,530,968 Common Shares of Benchmark Electronics, Inc., par value $0.10 per share, outstanding.

TABLE OF CONTENTS

PART I

PART I - FINANCIAL INFORMATION

Item 1.            Financial Statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30,	December 31,
(in thousands, except par value)	2015	2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$462,094	$427,376
Accounts receivable, net of allowance for doubtful
accounts of $3,394 and $2,943, respectively	467,241	520,389
Inventories	421,532	401,261
Prepaid expenses and other assets	37,313	29,018
Income taxes receivable	30	572
Deferred income taxes	3,951	8,502
Total current assets	1,392,161	1,387,118
Long-term investments	935	1,008
Property, plant and equipment, net of accumulated
depreciation of $375,149 and $350,563 respectively	181,187	190,180
Goodwill, net	45,970	45,970
Deferred income taxes	22,078	25,017
Other, net	24,773	28,161
	$1,667,104	$1,677,454

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of capital lease obligations	$751	$676
Accounts payable	272,274	289,786
Income taxes payable	4,152	5,450
Accrued liabilities	63,982	63,166
Total current liabilities	341,159	359,078
Capital lease obligations, less current installments	8,270	8,845
Other long-term liabilities	17,266	17,800
Deferred income taxes	2,106	2,106
Shareholders’ equity:
Preferred shares, $0.10 par value; 5,000 shares
authorized, none issued	—	—
Common shares, $0.10 par value; 145,000 shares
authorized; issued and outstanding – 50,918 and
52,994, respectively	5,092	5,300
Additional paid-in capital	632,065	649,715
Retained earnings	673,040	644,085
Accumulated other comprehensive loss	(11,894)	(9,475)
Total shareholders’ equity	1,298,303	1,289,625
Commitments and contingencies
	$1,667,104	$1,677,454

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2015	2014	2015	2014

Sales	$630,191	$731,302	$1,915,154	$2,087,514
Cost of sales	575,907	676,008	1,753,375	1,923,346
Gross profit	54,284	55,294	161,779	164,168
Selling, general and administrative expenses	27,040	31,219	83,162	88,072
Restructuring charges and integration costs	1,096	2,160	7,553	6,176
Thailand flood related items, net of insurance	-	-	-	(1,571)
Income from operations	26,148	21,915	71,064	71,491
Interest expense	(495)	(494)	(1,427)	(1,443)
Interest income	246	535	971	1,718
Other expense	(1,121)	(1,359)	(1,582)	(1,517)
Income before income taxes	24,778	20,597	69,026	70,249
Income tax expense	4,213	3,691	13,046	12,346
Net income	$20,565	$16,906	$55,980	$57,903

Earnings per share:
Basic	$0.40	$0.32	$1.08	$1.08
Diluted	$0.40	$0.31	$1.07	$1.06

Weighted-average number of shares outstanding:
Basic	51,192	53,660	51,940	53,712
Diluted	51,588	54,265	52,448	54,387

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014

Net income	$20,565	$16,906	$55,980	$57,903
Other comprehensive income (loss):
Foreign currency translation adjustments	378	(2,712)	(2,386)	(2,945)
Unrealized gain (loss) on investments,
net of tax	10	1,496	(23)	1,342
Other	(3)	(8)	(10)	(23)
Other comprehensive income (loss)	385	(1,224)	(2,419)	(1,626)
Comprehensive income	$20,950	$15,682	$53,561	$56,277

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders’ Equity

(unaudited)

					Accumulated
	Common Shares		Additional		Other	Total
	Shares	Par	Paid-in	Retained	Comprehensive	Shareholders’
(in thousands)	Outstanding	Value	Capital	Earnings	Loss	Equity

Balances, December 31, 2014	52,994	$5,300	$649,715	$644,085	$(9,475)	$1,289,625
Stock-based compensation expense	-	-	6,021	-	-	6,021
Shares repurchased and retired	(2,296)	(230)	(25,068)	(27,025)	-	(52,323)
Stock options exercised	94	9	1,674	-	-	1,683
Vesting of restricted stock units,
net of restricted share forfeitures	150	15	(15)	-	-	-
Shares withheld for taxes	(24)	(2)	(569)	-	-	(571)
Excess tax benefit of stock-based
compensation	-	-	307	-	-	307
Comprehensive income	-	-	-	55,980	(2,419)	53,561
Balances, September 30, 2015	50,918	$5,092	$632,065	$673,040	$(11,894)	$1,298,303

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2015	2014

Cash flows from operating activities:
Net income	$55,980	$57,903
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	32,298	30,384
Amortization	4,192	3,601
Deferred income taxes	7,481	10,649
Gain on the sale of property, plant and equipment	(56)	(22)
Asset impairments	84	794
Thailand flood insurance recovery	-	(550)
Stock-based compensation expense	6,021	5,626
Excess tax benefit from stock-based compensation	(345)	(558)
Changes in operating assets and liabilities, net of effects from business acquisition:
Accounts receivable	52,217	24,691
Inventories	(21,059)	(38,603)
Prepaid expenses and other assets	(9,015)	(3,088)
Accounts payable	(9,222)	17,545
Accrued liabilities	529	7,643
Income taxes	(383)	(2,647)
Net cash provided by operations	118,722	113,368
Cash flows from investing activities:
Proceeds from sales and redemptions of investments	50	10,056
Additions to property, plant and equipment	(31,980)	(35,743)
Proceeds from the sale of property, plant and equipment	477	289
Additions to purchased software	(902)	(871)
Business acquisition, net of cash acquired	-	750
Thailand flood property insurance proceeds	-	550
Other	187	363
Net cash used in investing activities	(32,168)	(24,606)
Cash flows from financing activities:
Proceeds from stock options exercised	1,683	11,748
Excess tax benefit from stock-based compensation	345	558
Principal payments on capital lease obligations	(500)	(431)
Share repurchases	(52,323)	(25,045)
Net cash used in financing activities	(50,795)	(13,170)
Effect of exchange rate changes	(1,041)	(911)
Net increase in cash and cash equivalents	34,718	74,681
Cash and cash equivalents at beginning of year	427,376	345,555
Cash and cash equivalents at end of period	$462,094	$420,236

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(amounts in thousands, except per share data, unless otherwise noted)

(unaudited)

Note 1 – Basis of Presentation

Benchmark Electronics, Inc. (the Company) is a Texas corporation. The Company provides integrated manufacturing, design and engineering services to original equipment manufacturers (OEMs) of industrial equipment (including equipment for the aerospace and defense industries), telecommunication equipment, computers & related products for business enterprises, medical devices, and test & instrumentation products. The Company has manufacturing operations located in the Americas, Asia and Europe.

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

Note 2 – Stock-Based Compensation

The Benchmark Electronics, Inc. 2000 Stock Awards Plan (the 2000 Plan) authorized, and the Benchmark Electronics, Inc. 2010 Omnibus Incentive Compensation Plan (the 2010 Plan) authorizes, the Company, upon approval of the compensation committee of the Board of Directors, to grant a variety of awards, including stock options, restricted shares, restricted stock units, stock appreciation rights, performance compensation awards, phantom stock awards and deferred share units, or any combination thereof, to any director, officer, employee or consultant (including any prospective director, officer, employee or consultant) of the Company. Stock options are granted to employees with an exercise price equal to the market price of the Company’s common shares on the date of grant, generally vest over a four-year period from the date of grant and have a term of ten years. Restricted shares and restricted stock units granted to employees generally vest over a four-year period from the date of grant, subject to the continued employment of the employee by the Company. The 2000 Plan expired in 2010, and no additional grants can be made under that plan. The 2010 Plan was approved by the Company’s shareholders in 2010 and amended in 2014. Members of the Board of Directors who are not employees of the Company hold awards under the Benchmark Electronics, Inc. 2002 Stock Option Plan for Non-Employee Directors (the 2002 Plan) or the 2010 Plan. Stock options were granted pursuant to the 2002 Plan upon the occurrence of the non-employee director’s election or re-election to the Board of Directors. All awards under the 2002 Plan were fully vested upon the date of grant and have a term of ten years. The 2002 Plan was approved by the Company’s shareholders in 2002 and expired in 2012. No additional grants may be made under the 2002 Plan. Since 2011, awards under the 2010 Plan to non-employee directors have been in the form of restricted stock units, which vest in equal quarterly installments over a one-year period, starting on the grant date. As of September 30, 2015, 3.8 million additional common shares were available for issuance under the Company’s 2010 Plan.

All share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on their grant date fair values. The total compensation cost recognized for stock-based awards was $2.0 million and $6.0 million for the three and nine months ended September 30, 2015, respectively, and $1.9 million and $5.6 million for the three and nine months ended September 30, 2014, respectively. The total income tax benefit recognized in the condensed income statement for stock-based awards was $0.8 million and $2.4 million for the three and nine months ended September 30, 2015, respectively, and $0.7 million and $2.4 million for the three and nine months ended September 30, 2014, respectively. The compensation expense for stock-based awards includes an estimate for forfeitures and is recognized over the vesting period of the awards using the straight-line method. Cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards (excess tax benefits) are classified as cash flows from financing activities. Awards of restricted shares, restricted stock units and performance-based restricted stock units are valued at the closing market price of the Company’s common shares on the date of grant. For performance-based restricted stock units, compensation expense is based on the probability that the performance goals will be achieved, which is monitored by management throughout the requisite service period. When it becomes probable, based on the Company’s expectation of performance during the measurement period, that more or less than the previous estimate of the awarded shares will vest, an adjustment to stock-based compensation expense is recognized as a change in accounting estimate.

As of September 30, 2015, the unrecognized compensation cost and remaining weighted-average amortization related to stock-based awards were as follows:

Performance-
based
			Restricted	Restricted
	Stock	Restricted	Stock	Stock
(in thousands)	Options	Shares	Units	Units(1)
Unrecognized compensation cost	$4,823	$239	$7,853	$2,795
Remaining weighted-average
amortization period	1.8 years	0.4 years	2.4 years	2.1 years

(1) Based on the probable achievement of the performance goals identified in each award.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average assumptions used to value the options granted during the three and nine months ended September 30, 2015 and 2014, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014
Options granted	-	-	289	378
Expected term of options	N/A	N/A	6.4 years	7.0 years
Expected volatility	N/A	N/A	35%	39%
Risk-free interest rate	N/A	N/A	1.886%	2.081%
Dividend yield	N/A	N/A	zero	zero

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

The weighted-average fair value per option granted during the nine months ended September 30, 2015 was $8.76. The total cash received as a result of stock option exercises for the nine months ended September 30, 2015 and 2014 was approximately $1.7 million and $11.7 million, respectively. The tax benefit realized as a result of stock option exercises and the vesting of other share-based awards during the nine months ended September 30, 2015 and 2014 was $2.0 million and $2.5 million, respectively. For the nine months ended September 30, 2015 and 2014, the total intrinsic value of stock options exercised was $0.5 million and $2.9 million, respectively.

The Company awarded performance-based restricted stock units to employees during the nine months ended September 30, 2015 and 2014. The number of performance-based restricted stock units that will ultimately be earned will not be determined until the end of the corresponding performance periods, and may vary from as low as zero to as high as three times the target number depending on the level of achievement of certain performance goals. The level of achievement of these goals is based upon the audited financial results of the Company for the last full calendar year within the performance period. The performance goals consist of certain levels of achievement using the following financial metrics: revenue growth, operating margin expansion, and return on invested capital. If the performance goals are not met based on the Company’s financial results, the applicable performance-based restricted stock units will not vest and will be forfeited. Shares subject to forfeited performance-based restricted stock units will be available for issuance under the 2010 Plan.

The following table summarizes activities relating to the Company’s stock options:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
(in thousands, except per share data)	Options	Price	Term (Years)	Value
Outstanding as of December 31, 2014	2,437	$20.07
Granted	289	$23.14
Exercised	(94)	$17.89
Forfeited or expired	(21)	$22.91
Outstanding as of September 30, 2015	2,611	$20.47	4.88	$6,498
Exercisable as of September 30, 2015	1,832	$20.16	3.05	$5,353

The aggregate intrinsic value in the table above is before income taxes and is calculated as the difference between the exercise price of the underlying options and the Company’s closing stock price as of the last business day of the period ended September 30, 2015 for options that had exercise prices that were below the closing price.

The following table summarizes activities related to the Company’s restricted shares:

		Weighted-
		Average
	Number of	Grant Date
(in thousands, except per share data)	Shares	Fair Value
Non-vested shares outstanding as of December 31, 2014	109	$16.33
Vested	(70)	$16.84
Forfeited	(1)	$16.57
Non-vested shares outstanding as of September 30, 2015	38	$15.38

The following table summarizes the activities related to the Company’s time-based restricted stock units:

		Weighted-
		Average
	Number of	Grant Date
(in thousands, except per share data)	Units	Fair Value
Non-vested awards outstanding as of December 31, 2014	412	$20.33
Granted	210	$23.22
Vested	(151)	$20.29
Forfeited	(9)	$21.24
Non-vested awards outstanding as of September 30, 2015	462	$21.64

The following table summarizes the activities related to the Company’s performance-based restricted stock units:

		Weighted-
		Average
	Number of	Grant Date
(in thousands, except per share data)	Units	Fair Value
Non-vested units outstanding as of December 31, 2014	274	$18.56
Granted(1)	85	$22.93
Forfeited or expired	(53)	$18.57
Non-vested units outstanding as of September 30, 2015	306	$19.77

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

The following table sets forth the calculation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2015	2014	2015	2014
Net income	$20,565	$16,906	$55,980	$57,903

Denominator for basic earnings per share -
weighted-average number of common
shares outstanding during the period	51,192	53,660	51,940	53,712
Incremental common shares attributable to
exercise of dilutive options	292	445	326	460
Incremental common shares attributable
to outstanding restricted shares and
restricted stock units	104	160	182	215
Denominator for diluted earnings per share	51,588	54,265	52,448	54,387

Basic earnings per share	$0.40	$0.32	$1.08	$1.08
Diluted earnings per share	$0.40	$0.31	$1.07	$1.06

Options to purchase 1.3 million common shares for both the three- and nine-month periods ended September 30, 2015 were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive. Options to purchase 0.8 million and 0.7 million common shares for the three- and nine-month periods ended September 30, 2014, respectively, were not included in the computation of diluted earnings per share because their effect would also have been anti-dilutive.

Note 4 – Goodwill and Other Intangible Assets

Goodwill allocated to the Company’s reportable segments was as follows:

(in thousands)	Americas	Asia	Total
Goodwill at December 31, 2014 and September 30, 2015	$7,868	$38,102	$45,970

Other assets consist primarily of acquired identifiable intangible assets and capitalized purchased software costs. Other intangible assets as of September 30, 2015 and December 31, 2014 were as follows:

	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
Customer relationships	$33,095	$(18,499)	$14,596
Technology licenses	11,300	(9,982)	1,318
Other	868	(207)	661
Other intangible assets, September 30, 2015	$45,263	$(28,688)	$16,575

	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
Customer relationships	$33,188	$(16,099)	$17,089
Technology licenses	11,300	(9,434)	1,866
Other	868	(190)	678
Other intangible assets, December 31, 2014	$45,356	$(25,723)	$19,633

Customer relationships are amortized on a straight-line basis over a period of ten years. Technology licenses are amortized over their estimated useful lives in proportion to the economic benefits consumed. Amortization of other intangible assets for the nine months ended September 30, 2015 and 2014 was $3.0 million and $2.5 million, respectively.

The estimated future amortization expense of other intangible assets for each of the next five years is as follows (in thousands):

Year ending December 31,	Amount
2015 (remaining three months)	$948
2016	3,996
2017	2,099
2018	1,574
2019	1,574

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

Interest on outstanding borrowings under the Credit Agreement is payable quarterly, at the Company’s option, at either LIBOR plus 1.75% to 2.75% or a prime rate plus 0.75% to 1.75%, based upon the Company’s leverage ratio as specified in the Credit Agreement. A commitment fee of 0.30% to 0.40% per annum (based upon the Company’s liquidity ratio as specified in the Credit Agreement) on the unused portion of the revolving credit line is payable quarterly in arrears. As of September 30, 2015 and December 31, 2014, the Company had no borrowings outstanding under the Credit Agreement, $1.6 million and $1.2 million, respectively, in outstanding letters of credit and $198.4 million and $198.8 million, respectively, was available for future borrowings under the revolving credit facility.

The Credit Agreement is secured by the Company’s domestic inventory and accounts receivable, 100% of the stock of the Company’s domestic subsidiaries, 65% of the voting capital stock of each direct foreign subsidiary and substantially all of the other tangible and intangible assets of the Company and its domestic subsidiaries. The Credit Agreement contains customary financial covenants as to debt leverage and fixed charges, and restricts the Company’s ability to incur additional debt, pay dividends, repurchase shares, sell assets and merge or consolidate with other persons. As of both September 30, 2015 and December 31, 2014, the Company was in compliance with all of these covenants and restrictions.

The Company’s Thailand subsidiary has a multi-purpose credit facility with Kasikornbank Public Company Limited (the Thai Credit Facility) that provides for 350 million Thai baht working capital availability. The Thai Credit Facility is secured by land and buildings in Thailand owned by the Company’s Thailand subsidiary. Availability of funds under the Thai Credit Facility is reviewed annually and is currently accessible through October 2016. As of both September 30, 2015 and December 31, 2014, there were no working capital borrowings outstanding under the facility.

Note 6 – Inventories
Inventory costs are summarized as follows:
	September 30,	December 31,
(in thousands)	2015	2014
Raw materials	$291,763	$266,556
Work in process	79,803	84,673
Finished goods	49,966	50,032
	$421,532	$401,261

Note 7 – Income Taxes
Income tax expense consists of the following:
	Nine Months Ended
	September 30,
(in thousands)	2015	2014
Federal – Current	$483	$617
Foreign – Current	4,786	626
State – Current	296	454
Deferred	7,481	10,649
	$13,046	$12,346

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

The Company has been granted certain tax incentives, including tax holidays, for its subsidiaries in China, Malaysia and Thailand that will expire at various dates, unless extended or otherwise renegotiated, through December 2015 in China, 2016 in Malaysia and 2026 in Thailand, and are subject to certain conditions with which the Company expects to comply. The net impact of these tax incentives was to lower income tax expense for the nine months ended September 30, 2015 and 2014 by approximately $7.1 million (approximately $0.13 per diluted share) and $10.0 million (approximately $0.18 per diluted share), respectively, as follows:

	Nine Months Ended
	September 30,
(in thousands)	2015	2014
China	$1,573	$2,321
Malaysia	1,565	1,731
Thailand	3,936	5,913
	$7,074	$9,965

As of September 30, 2015, the total amount of the reserve for uncertain tax benefits including interest and penalties was $17.2 million. The reserve is classified as a current or long-term liability in the condensed consolidated balance sheets based on the Company’s expectation of when the items will be settled. The amount of accrued potential interest and penalties, respectively, on unrecognized tax benefits included in the reserve as of September 30, 2015, was $1.7 million and $1.6 million. No material changes affected the reserve during the nine months ended September 30, 2015.

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

Note 8 – Segment and Geographic Information

The Company currently has manufacturing facilities in the United States, Mexico, Asia and Europe, and is operated and managed geographically. Management evaluates performance and allocates the Company’s resources on a geographic basis. Intersegment sales are generally recorded at prices that approximate arm’s length transactions. Operating segments’ measure of profitability is based on income from operations. The accounting policies for the reportable operating segments are the same as for the Company taken as a whole. The Company has three reportable operating segments: the Americas, Asia and Europe. Information about operating segments was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014
Net sales:
Americas	$398,570	$426,060	$1,193,194	$1,278,430
Asia	219,400	288,962	692,609	796,356
Europe	35,399	39,613	106,647	110,296
Elimination of intersegment sales	(23,178)	(23,333)	(77,296)	(97,568)
	$630,191	$731,302	$1,915,154	$2,087,514

Depreciation and amortization:
Americas	$5,965	$5,593	$18,094	$15,542
Asia	4,126	4,385	12,928	12,796
Europe	683	738	1,929	2,216
Corporate	1,236	1,070	3,539	3,431
	$12,010	$11,786	$36,490	$33,985

Income from operations:
Americas	$21,153	$9,186	$53,165	$44,272
Asia	16,216	21,449	50,143	57,771
Europe	973	2,739	4,273	4,985
Corporate and intersegment eliminations	(12,194)	(11,459)	(36,517)	(35,537)
	$26,148	$21,915	$71,064	$71,491

Capital expenditures:
Americas	$4,391	$4,771	$14,731	$28,139
Asia	1,526	607	10,922	4,313
Europe	577	807	3,873	3,375
Corporate	1,382	132	3,356	787
	$7,876	$6,317	$32,882	$36,614

			September 30,	December 31,
			2015	2014
Total assets:
Americas			$677,547	$711,153
Asia			669,424	666,717
Europe			262,383	239,274
Corporate and other			57,750	60,310
			$1,667,104	$1,677,454

Geographic net sales information reflects the destination of the product shipped. Long-lived assets information is based upon the physical location of the asset.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014
Geographic net sales:
United States	$452,255	$535,786	$1,391,414	$1,520,192
Asia	75,479	98,432	237,490	282,873
Europe	58,307	64,493	159,781	201,344
Other Foreign	44,150	32,591	126,469	83,105
	$630,191	$731,302	$1,915,154	$2,087,514

			September 30,	December 31,
			2015	2014
Long-lived assets:
United States			$86,692	$93,679
Asia			78,635	88,375
Europe			10,123	8,114
Other			30,510	28,173
			$205,960	$218,341

Note 9 – Supplemental Cash Flow Information
The following information concerns supplemental disclosures of cash payments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014
Income taxes paid (refunded), net	$2,288	$(751)	$6,144	$4,342
Interest paid	448	447	1,298	1,313

Note 10 – Contingencies

The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Note 11 – Impact of Recently Enacted Accounting Standards

In September 2015, the Financial Accounting Standards Board (FASB) issued an accounting standards update to simplify the accounting for measurement-period adjustments for an acquirer in a business combination. The update will require an acquirer to recognize any adjustments to provisional amounts of the initial accounting for a business combination with a corresponding adjustment to goodwill in the reporting period in which the adjustments are determined, as opposed to revising prior periods presented in financial statements. Thus, an acquirer shall adjust its financial statements as needed, including recognizing in its current-period earnings the full effect of changes in depreciation, amortization, or other income effects, by line item, if any, as a result of the change to the provisional amounts calculated as if the accounting had been completed at the acquisition date. This update is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted, and the update must be applied prospectively. The Company is currently evaluating the impact of this update and the timing of adoption.

In July 2015, the FASB issued an accounting standards update, which applies to inventory that is measured using first-in, first-out or average cost, with new guidance on simplifying the measurement of inventory. Inventory within the scope of this update is required to be measured at the lower of its cost or net realizable value, with net realizable value being the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The standards update is effective prospectively for fiscal years and interim periods beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

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

Note 12 – Restructuring Charges

The Company has undertaken initiatives to restructure its business operations to improve utilization and realize cost savings. These initiatives have included changing the number and location of production facilities, largely to align capacity and infrastructure with current and anticipated customer demand. This alignment includes transferring programs from higher cost geographies to lower cost geographies. The process of restructuring entails moving production between facilities, reducing staff levels, realigning our business processes, reorganizing our management and other activities.

The Company recognized restructuring charges during 2015 and 2014 primarily related to the closure of facilities in the Americas, capacity reduction and reductions in workforce in certain facilities across various regions.

The following table summarizes the 2015 activity in the accrued restructuring balances related to the restructuring activities initiated prior to September 30, 2015:

	Balance as of				Balance as of
	December 31,	Restructuring	Cash	Non-Cash	September 30,
(in thousands)	2014	Charges	Payment	Activity	2015
2015 Restructuring:
Severance	$-	$2,306	$(1,834)	-	$472
Leased facilities and equipment	-	2,334	(1,009)	-	1,325
Other exit costs	-	1,559	(1,099)	(7)	453
Total	$-	$6,199	$(3,942)	(7)	$2,250

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

The carrying amounts of cash equivalents, accounts receivable, accrued liabilities and accounts payable approximate fair value. As of September 30, 2015, $1.0 million (par value) of long-term investments were recorded at fair value using Level 3 inputs.

Note 14 – Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component were as follows:

	Foreign	Unrealized
	currency	loss on
	translation	investments,
(in thousands)	adjustments	net of tax	Other	Total
Balances, December 31, 2014	$(9,688)	$(64)	$277	$(9,475)
Other comprehensive loss before
reclassifications	(2,386)	(23)	-	(2,409)
Amounts reclassified from accumulated
other comprehensive loss	-	-	(10)	(10)
Net current period other comprehensive loss	(2,386)	(23)	(10)	(2,419)
Balances, September 30, 2015	$(12,074)	$(87)	$267	$(11,894)

Amounts reclassified from accumulated other comprehensive loss during the nine months ended September 30, 2015 affected selling, general and administrative expenses.

Note 15 – Adjustments to Previously Reported Amounts

During the third quarter of 2015, management identified and recorded a correction of an immaterial error related to the remeasurement of a foreign-currency-denominated receivable at one of the Company’s foreign locations. Management evaluated the materiality of the error from qualitative and quantitative perspectives and determined the error to be immaterial to the consolidated financial statements for the current and prior periods. The Company has revised its previously reported 2014 historical consolidated financial statements as published herein to reflect the correction of this immaterial error. The effect on certain line items in the December 31, 2014 condensed consolidated balance sheet was as follows:

	December 31, 2014
	(as previously
(in thousands)	reported)	(as revised)
Prepaids and other assets	$30,453	$29,018
Income taxes payable	5,470	5,450
Retained earnings	$645,500	$644,085

The effect on certain line items in the condensed consolidated statements of income as previously reported was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2014		September 30, 2014
	(as previously		(as previously
(in thousands)	reported)	(as revised)	reported)	(as revised)
Other expense	$(1,105)	$(1,359)	$(980)	$(1,517)
Income tax expense	3,695	3,691	12,355	12,346
Net income	$17,156	$16,906	$58,431	$57,903
Earnings per share:
Basic	$0.32	$0.32	$1.09	$1.08
Diluted	$0.32	$0.31	$1.07	$1.06

The effect on certain line items in the condensed consolidated statements of cash flows as previously reported was as follows:

	September 30, 2014
	(as previously
(in thousands)	reported)	(as revised)
Net cash provided by operations	$113,905	$113,368
Effect of exchange rate changes	$(1,448)	$(911)

Note 16 – Subsequent Event

On October 20, 2015, the Company entered into a definitive agreement to acquire Secure Communication Systems, Inc. and its subsidiaries (Secure Technology) (the Transaction). Under the terms and conditions of the Purchase Agreement among the Company, SCS Secure Holdings LLC, a Delaware limited liability company (SCS), and MCSC LLC (the Seller), the Company agreed to purchase all of the outstanding membership interests of SCS from the Seller. Upon closing the Transaction, SCS will become a wholly owned subsidiary of the Company.  Secure Technology, headquartered in Santa Ana, California, is a leading provider of customized high performance electronics, sub-systems, and component solutions for mission critical applications in highly regulated industrial, aerospace and defense markets.

The Company will pay a cash purchase price of approximately $230 million to acquire Secure Technology on a debt-free, cash-free basis subject to a working capital adjustment. The Transaction will be funded with the Company’s bank credit facility and is expected to close in the fourth quarter of 2015, subject to customary closing conditions, including regulatory approvals. The Purchase Agreement includes typical representations, warranties, termination rights and covenants by the parties.

Subject to certain exceptions and limitations, the Company and the Seller have agreed to indemnify each other for breaches of representations, warranties, covenants and other specified matters contained in the Purchase Agreement.  Approximately $10 million of the cash consideration otherwise payable to the Seller at the closing will be held in an escrow account for a period of up to 12 months to satisfy Seller’s indemnification obligations. In addition, the Company has obtained representation and warranty insurance, which provides $30 million of coverage for losses related to breaches of the representations and warranties of Secure Technology or the Seller contained in the Purchase Agreement, subject to deductibles and certain other terms and conditions.

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

OVERVIEW

We are a worldwide provider of integrated manufacturing, design and engineering services. In this Report, references to Benchmark or the Company or use of the words “we”, “our” and “us” include the subsidiaries of Benchmark unless otherwise noted.

We provide our services to OEMs of industrial equipment (including equipment for the aerospace and defense industries), telecommunication equipment, computers and related products for business enterprises, medical devices, and test and instrumentation products.

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

2015 Highlights

Sales for the three months ended September 30, 2015 decreased 14% to $630.2 million compared to $731.3 million for 2014. During the three months ended 2015, sales to customers in our various industry sectors fluctuated from the comparable 2014 period as follows:

•         Industrials decreased by 10%,

•         Telecommunications decreased by 36%,

•         Computing decreased by 10%,

•         Medical increased by 15%, and

•         Test & Instrumentation increased by 17%.

A significant portion of the overall decrease in sales resulted from a decrease in Telecommunications revenue primarily related to product lifecycle transitions at one of our top customers that had strong demand in 2014 driven by new programs. In addition, five of our top six Telecommunications customers experienced modest order declines during the quarter ended September 30, 2015, and we expect further declines in the fourth quarter of 2015 related to broader demand weakness associated with reduced infrastructure spending. Customers are remaining deliberate in their decision-making and are delaying spending as they await positive future catalysts. In general, our Telecommunications customers are offering a cautious outlook regarding near-term market recovery.

Our future sales depend on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, can adversely affect us. A substantial percentage of our sales are made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. Sales to our ten largest customers represented 48% and 51% of our sales in the nine months ended September 30, 2015 and 2014, respectively. Our largest customer in 2015, International Business Machines Corporation, represented 10% of our total sales during the nine months ended September 30, 2015. In 2014, sales to our two largest customers, which individually accounted for greater than 10% of our sales, represented 23% of our sales during the nine months ended September 30, 2014.

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

We have undertaken initiatives to restructure our business operations with the intention of improving utilization and realizing cost savings. During the first nine months of 2015, we recognized $6.2 million of restructuring charges and $1.4 million of integration costs, primarily related to the closing of certain facilities in the Americas.

RESULTS OF OPERATIONS

The following table presents the percentage relationship that certain items in our Condensed Consolidated Statements of Income bear to sales for the periods indicated. The financial information and the discussion below should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto in Item 1 of this Report.

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2015	2014	2015	2014
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	91.4	92.4	91.6	92.1
Gross profit	8.6	7.6	8.4	7.9
Selling, general and administrative expenses	4.3	4.3	4.3	4.2
Restructuring charges and integration costs	0.2	0.3	0.4	0.3
Thailand flood-related items	-	-	-	(0.1)
Income from operations	4.1	3.0	3.7	3.4
Other expense, net	(0.2)	(0.2)	(0.1)	(0.0)
Income before income taxes	3.9	2.8	3.6	3.4
Income tax expense	0.7	0.5	0.7	0.6
Net income	3.3%	2.3%	2.9%	2.8%

Sales

Sales for the third quarter of 2015  were $630.2 million, a 14% decrease from sales of $731.3 million for the same quarter in 2014. Sales for the first nine months of 2015  were $1.9 billion, an 8% decrease from sales of $2.1 billion for the same period in 2014. A significant portion of the overall decrease in sales related primarily to the decrease in Telecommunications revenue described above and the loss of a Test & Instrumentation customer that declared bankruptcy on October 6, 2014. The following table sets forth, for the periods indicated, the percentages of our sales by industry sector.

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2015	2014	2015	2014
Industrials	31%	30%	31%	29%
Telecommunications	24	32	26	29
Computing	22	21	21	21
Medical	14	10	13	11
Test & Instrumentation	9	7	9	10
	100%	100%	100%	100%

Industrials Sales for the third quarter of 2015  decreased 10% to $197.6 million from $219.0 million for the same quarter of 2014, and decreased 3% to $597.6 million during the first nine months of 2015 from $615.9 million in the same period of 2014. The decrease was due to lower demand from our customers that support the energy industry and the impact of the strengthening U.S. dollar.

Telecommunications Sales for the third quarter of 2015  decreased 36% to $147.2 million from $230.8 million for the same quarter of 2014, and decreased 19% to $490.2 million during the first nine months of 2015 from $605.5 million in the same period of 2014. The decrease was primarily related to product lifecycle transitions at one of our top customers who had strong demand in 2014 driven by new programs. In addition, five of our top six Telecommunications customers experienced modest order declines during the quarter ended September 30, 2015.

Computing Sales for the third quarter of 2015 decreased 10% to $139.6 million from $155.5 million for the same quarter of 2014, and decreased 9% to $396.0 million during the first nine months of 2015 from $433.9 million in the same period of 2014. The decrease was primarily due to lower demand from our customers.

Medical Sales for the third quarter of 2015  increased 15% to $87.5 million from $76.0 million for the same quarter of 2014, and increased 13% to $259.1 million during the first nine months of 2015 from $229.9 million in the same period of 2014, primarily as a result of new programs.

Test & Instrumentation Sales for the third quarter of 2015  increased 17% to $58.3 million from $50.0 million for the same quarter of 2014 primarily due to increased demand from our customers. Sales decreased 15% to $172.3 million during the first nine months of 2015 from $202.3 million in the same period of 2014 primarily due to the loss of the customer that declared bankruptcy in 2014 offset by increased demand from other customers. The customer that declared bankruptcy in 2014 accounted for $50.7 million of our sales during the first nine months of 2014.

Our international operations are subject to the risks of doing business abroad. See Part I, Item 1A of our 2014 10-K for factors pertaining to our international sales and fluctuations in the exchange rates of foreign currency and for further discussion of potential adverse effects in operating results associated with the risks of doing business abroad. During the first nine months of 2015 and 2014, 51% and 52%, respectively, of our sales were from our international operations.

Gross Profit

Gross profit decreased 2% to $54.3 million for the three months ended September 30, 2015 from $55.3 million in the same quarter of 2014, and decreased 1% to $161.8 million for the nine months ended September 30, 2015 from $164.2 million in the same period of 2014. For the three months ended September 30, 2014, we incurred a $2.3 million charge for the write-down of inventory associated with the bankruptcy of GT Advanced Technologies. Including the inventory charge, gross profit as a percentage of sales was 7.6% for the three months ended September 30, 2014, and 7.9% for the nine months ended September 30, 2014. Excluding this inventory charge, gross profit as a percentage of sales increased to 8.6% for the three months ended September 30, 2015 from 7.9% in the same period of 2014, and increased to 8.4% for the nine months ended September 30, 2015 from 8.0% in the same period of 2014 primarily due to benefits from our diversified revenue base, ongoing operational excellence initiatives, as well as increased utilization with our continuing integration and restructuring activities. We experience fluctuations in gross profit from period to period. Different programs contribute different gross profits depending on factors such as the types of services involved, location of production, size of the program, complexity of the product and level of material costs associated with the various products. Moreover, new programs can contribute relatively less to our gross profit in their early stages when manufacturing volumes are usually lower, resulting in inefficiencies and unabsorbed manufacturing overhead costs. In addition, a number of our new and higher volume programs remain subject to competitive constraints that could exert downward pressure on our margins. During periods of low production volume, we generally have idle capacity and reduced gross profit.

Selling, General and Administrative Expenses

SG&A decreased by 13% to $27.0 million in the third quarter of 2015 compared to $31.2 million in the same quarter of 2014, and decreased by 6% to $83.2 million in the first nine months of 2015 compared to $88.1 million in the same period of 2014. These decreases were primarily attributable to reduced costs related to our continued integration and restructuring activities, a $2.7 million charge for provisions to accounts receivable associated with the GT Advance Technologies bankruptcy filing in the third quarter of

2014, and lower variable compensation expenses. Including the provisions to accounts receivable associated with the referenced bankruptcy, SG&A as a percentage of sales was 4.3% for the three months ended September 30, 2014 and 4.2% for the nine months ended September 30, 2014. Excluding the provisions to accounts receivable associated with the referenced bankruptcy, SG&A, as a percentage of sales, increased to 4.3% for the third quarter of 2015 from 3.9% in the same period of 2014. Excluding the provisions to accounts receivable associated with the referenced bankruptcy, SG&A, as a percentage of sales, increased to 4.3% for the nine months ended September 30, 2015 from 4.1% in the same period of 2014. The increase in SG&A as a percentage of sales related primarily to the factors noted above and the decreased sales volumes.

Restructuring Charges and Integration Costs

During 2015, we recognized $7.6 million of restructuring charges and integration costs, primarily related to the closure of certain facilities in the Americas. In 2014, we recognized $6.2 million of restructuring and integration costs, primarily related to the integration of certain sites acquired in 2013. See Note 12 to the Condensed Consolidated Financial Statements in Item 1 of this Report.

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

Income Tax Expense

Income tax expense of $13.0 million represented an effective tax rate of 18.9% for 2015, compared with $12.3 million that represented an effective tax rate of 17.6% for 2014. We received a tax incentive in China in the first quarter of 2014 that was retroactively applied to the 2013 calendar year and continues through 2015. The tax adjustment for the $1.2 million retroactive incentive for 2013 was recorded as a discrete tax benefit as of March 31, 2014. Excluding this tax item, the effective tax rate would have been 18.9% in 2015 compared to 19.3% in 2014.

We have been granted certain tax incentives, including tax holidays, for our subsidiaries in China, Malaysia and Thailand that will expire at various dates, unless extended or otherwise renegotiated, through December 2015 in China, 2016 in Malaysia, and 2026 in Thailand. See Note 7 to the Condensed Consolidated Financial Statements in Item 1 of this report.

Net Income

We reported net income of $56.0 million, or diluted earnings per share of $1.07 for the first nine months of 2015, compared with net income of $57.9 million, or diluted earnings per share of $1.06 for the same period of 2014. The net decrease of $1.9 million from 2014 was due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our growth and operations through funds generated from operations. Cash and cash equivalents totaled $462.1 million at September 30, 2015 and $427.4 million at December 31, 2014, of which $408.8 million at September 30, 2015 and $333.3 million at December 31, 2014 was held outside the U.S. in various foreign subsidiaries. Substantially all of the amounts held outside of the U.S. are intended to be permanently reinvested in foreign operations. Under current tax laws and regulations, if cash and cash equivalents held outside the U.S. were to be distributed to the U.S. in the form of dividends or otherwise, we would be subject to additional U.S. income taxes and foreign withholding taxes.

Cash provided by operating activities was $118.7 million for the first nine months of 2015 and consisted primarily of $56.0 million of net income adjusted for $36.5 million of depreciation and amortization, a $52.2 million decrease in accounts receivable offset by a $21.1 million increase in inventories. The decrease in accounts receivable was primarily driven by the decrease in sales from the fourth quarter of 2014 to the third quarter of 2015. Inventories have increased in support of our customers in higher mix businesses with extended supply chains. Working capital was $1.1 billion and $1.0 billion at September 30, 2015 and at December 31, 2014, respectively.

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

Cash used in investing activities was $32.2 million for the first nine months of 2015 primarily due to purchases of additional property, plant and equipment totaling $32.0 million. These purchases were primarily for machinery and equipment in the Americas and Asia.

Cash used in financing activities was $50.8 million for the first nine months of 2015. Share repurchases totaled $52.3 million, and we received $1.7 million from the exercise of stock options.

Under the terms of the Credit Agreement, we currently have a $200.0 million five-year revolving credit facility that may be used for general corporate purposes with a maturity date of July 30, 2017. The Credit Agreement includes an accordion feature pursuant to which total commitments under the facility may be increased by an additional $100 million, subject to satisfaction of certain conditions and lender approval. As of September 30, 2015 and December 31, 2014, we had no borrowings outstanding under the Credit Agreement, $1.6 million and $1.2 million, respectively, in outstanding letters of credit and $198.4 million and $198.8 million, respectively, was available for future borrowings. See Note 5 to the Condensed Consolidated Financial Statements included in Item 1 of this Report for more information regarding the terms of the Credit Agreement. We are currently in negotiations to extend the Credit Agreement, including possibly adding a term-loan feature, which could be used to fund the acquisition described above in Note 16 to the Condensed Consolidated Financial Statements included in Item 1 of this Report.

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

As of September 30, 2015, we had cash and cash equivalents totaling $462.1 million and $198.4 million available for borrowings under the Credit Agreement. During the next 12 months, we believe our capital expenditures will be approximately $40 million to $50 million, principally for machinery and equipment to support our ongoing business around the globe.

On December 4, 2014, our Board of Directors approved the repurchase of up to $100 million of our outstanding common shares (the 2014 Repurchase Program). As of September 30, 2015, we had $50.7 million remaining under the 2014 Repurchase Program to repurchase additional shares. We are under no commitment or obligation to repurchase any particular amount of common shares. Management believes that our existing cash balances and funds generated from operations will be sufficient to permit us to meet our liquidity requirements over the next 12 months. Management further believes that our ongoing cash flows from operations and any borrowings we may incur under our credit facilities will enable us to meet operating cash requirements in future years. Should we desire to consummate significant acquisition opportunities, our capital needs would increase and could possibly result in our need to increase available borrowings under our Credit Agreement or access public or private debt and equity markets. There can be no assurance, however, that we would be successful in raising additional debt or equity on terms that we would consider acceptable.

CONTRACTUAL OBLIGATIONS

We have certain contractual obligations for operating and capital leases that were summarized in a table of Contractual Obligations in our 2014 10-K. There have been no material changes to our contractual obligations, outside of the ordinary course of our business, since December 31, 2014.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2015, we did not have any significant off-balance sheet arrangements.

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

We transact business in various foreign countries and are subject to foreign currency fluctuation risks. We use natural hedging and forward contracts to economically hedge transactional exposure primarily associated with trade accounts receivable and trade accounts payable denominated in a currency other than the functional currency of the respective operating entity. We do not use derivative financial instruments for speculative purposes. The forward contract in place as of September 30, 2015 has not been designated as an accounting hedge and, therefore, changes in fair value are recorded within our Condensed Consolidated Statements of Income.

Our sales are substantially denominated in U.S. dollars. Our foreign currency cash flows are generated in certain European and Asian countries and Mexico.

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

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

(c)  The following table provides information about the Company’s repurchases of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the quarter ended September 30, 2015, at a total cost of $17.8 million:

ISSUER PURCHASES OF EQUITY SECURITIES
(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares	Dollar Value)
			(or Units)	of Shares
			Purchased as	(or Units) that
	(a) Total		Part of	May Yet Be
	Number of		Publicly	Purchased
	Shares (or	(b) Average	Announced	Under the
	Units)	Price Paid per Share	Plans or	Plans or
Period	Purchased(1)	(or Unit)(2)	Programs	Programs(3)
July 1 to 31, 2015	590,000	$21.27	590,000	$55.9 million
September 1 to 30, 2015	245,000	$21.22	245,000	$50.7 million
Total	835,000	$21.26	835,000

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on November 6, 2015.

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