Form 10-K
period 2015-12-31
BENCHMARK ELECTRONICS INC
filed 2016-02-29
CIK 863436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 (Mark One)

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

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

Yes [  ] No [Ö]

As of June 30, 2015, the number of outstanding Common Shares was 51,730,365. As of such date, the aggregate market value of the Common Shares held by non-affiliates, based on the closing price of the Common Shares on the New York Stock Exchange on such date, was approximately $1.1 billion.

As of February 25, 2016, there were 49,819,231 Common Shares of Benchmark Electronics, Inc., par value $0.10 per share, outstanding.

Documents Incorporated by Reference:

Portions of the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders (Part III, Items 10-14).

PART I

Item 1.  Business.

This annual report (the Report) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts and includes words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” “will,” or the negative or other variations thereof. In particular, statements, whether express or implied, concerning future operating results or the ability to generate sales, income or cash flow are forward-looking statements. Undue reliance should not be placed on any forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions that are beyond our ability to control or predict, including those discussed under Item 1A of this Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes, including the future results of our operations, may vary materially from those indicated.

The Company’s fiscal year ends on December 31. Consequently, references to 2015 relate to the calendar year ended December 31, 2015; references to 2014 relate to the year ended December 31, 2014, etc.

General

Benchmark Electronics, Inc. (Benchmark), a Texas corporation, began operations in 1979 and has become a worldwide provider of integrated manufacturing, design and engineering services and product life cycle solutions. In this Report, references to Benchmark, the Company or use of the words “we”, “our” and “us” include the subsidiaries of Benchmark unless otherwise noted.

We provide our services to original equipment manufacturers (OEMs) of industrial equipment (including equipment for the aerospace and defense industries), telecommunication equipment, computers and related products for business enterprises, medical devices, and testing and instrumentation products. A substantial portion of our services are commonly referred to as electronics manufacturing services (EMS).

We offer comprehensive and integrated design and manufacturing services and solutions—from initial product concept to volume production including direct order fulfillment and post-deployment services. Our operations comprise three principal areas:

•         Manufacturing and assembly operations, which include printed circuit board assemblies (PCBAs) and subsystem assembly, box build and systems integration. Systems integration is often building a finished assembly that includes PCBAs, complex subsystem assemblies, mechatronics, displays, optics, and other components. These final products may be configured to order and delivered directly to the end customer across all the industries we serve.

•         Precision technology manufacturing, which complements our electronic manufacturing expertise by providing further vertical integration of critical mechanical components. These capabilities include precision machining, advanced metal joining, assembly and functional testing primarily for customers in the medical, aerospace, and test & instrumentation markets (which include semiconductor capital equipment).

•         Specialized engineering services and solutions, which includes product design for electronic systems, sub-systems, and components, printed circuit board layout, prototyping, automation and test development. We provide these services across all the industries we serve, but lead with engineering to manufacturing solutions primarily in regulated industries such as medical, complex industrials, aerospace and defense.

Our core strength lies in our ability to provide concept-to-production solutions in support of our customers. Our global manufacturing presence increases our ability to respond to our customers’ needs by providing accelerated time-to-market and time-to-volume production of high-quality products – especially for complex products with lower volume and higher mix in regulated markets. These capabilities enable us to build strong strategic relationships with our customers and to become an integral part of their operations.

Our customers often face challenges in designing supply chains, planning demand, procuring materials and managing their inventories efficiently due to fluctuations in their customer demand, product design changes, short product life cycles and component price fluctuations. We employ enterprise resource planning (ERP) systems and lean manufacturing principles to manage the procurement and manufacturing processes in an efficient and cost-effective manner so that, where possible, components arrive on a just-in-time, as-and-when-needed basis. We are a significant purchaser of electronic components and other raw materials and can capitalize on the economies of scale associated with our relationships with suppliers to negotiate price discounts, obtain components and other raw materials that are in short supply, and return excess components. Our agility and expertise in supply chain management and our relationships with suppliers across the supply chain enable us to help reduce our customers’ cost of goods sold and inventory exposure.

Our global operations include manufacturing facilities in seven countries. Benchmark’s worldwide manufacturing facilities include 1.4 million square feet in our domestic facilities in Alabama, Arizona, California, Minnesota, New Hampshire and Texas; and 2.3 million square feet in our international facilities in China, Malaysia, Mexico, the Netherlands, Romania and Thailand.

We have enhanced our capabilities through acquisitions and through internal expansion:

•         In November 2015, we acquired Secure Communication Systems, Inc. and its subsidiaries (collectively, Secure Technology or Secure) (the Secure Acquisition), a leading provider of customized high-performance electronics, sub-systems, and component solutions for mission critical applications in highly regulated industrial, aerospace and defense markets.

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

•         In 2011, we acquired facilities and other assets to expand our precision technology capabilities in Penang, Malaysia. This expansion added sheet metal and frames fabrication services and advanced metal joining and grinding services, along with complex mechanical assembly and machining services to our Asia service offerings to complement our full service offerings in the Americas.

We believe our primary competitive advantages are our product design, manufacturing, engineering, testing and supply chain management capabilities provided by a highly skilled team of personnel. We continue to invest in our business to expand our skills and service offerings from direct customer inputs. We have a closed-loop feedback system in place to respond to customer ideas to enhance our future flexible design and manufacturing solutions in support of the full life cycle of their products. These solutions provide accelerated time-to-market, time-to-volume production, and reduced production costs. Working closely with our customers and responding promptly to their needs, we become an integral part of their go-to market planning.

In addition, we believe that a strong focus on human capital through the talent we hire and retain is critical to maintaining our competitiveness. Through our employee survey process, we solicit and act upon feedback to improve our Company and better support our customers in the future. We have taken steps aimed at attracting the best leaders and are accelerating efforts to mentor and develop key leaders for the future.

Our Industry

Outsourcing enables OEMs to concentrate on their core strengths, such as research and development, branding, and marketing and sales. In an outsourcing model, OEMs also benefit from improved efficiencies and reduced production costs, reduced fixed capital investment requirements, improved inventory management, and access to global manufacturing. OEMs continue to turn to outsourcing for these manufacturing benefits in addition to reducing time-to-market and time-to-volume production through utilization of their EMS providers’ product design and engineering services benefits.

Beginning in the 1990s, the EMS industry changed rapidly as an increasing number of OEMs outsourced their manufacturing requirements. In recent years, the number of industries served by EMS providers and their market penetration in certain industries increased, and we believe further growth opportunities exist for EMS providers to penetrate the worldwide manufacturing markets. In 2008, the industry’s revenue declined as a result of significant cutbacks in customers’ production requirements, consistent with overall global economic downturns. Beginning in 2015, the industry has again experienced revenue declines as customers in certain sectors have reduced their production requirements due to global economic uncertainty; however, OEMs have continued to seek the benefits of a product design and outsourced model. While not all industries we serve are experiencing outsourcing growth rates, we believe that under-penetrated outsourcing markets such as medical, industrials (including aerospace and defense), and test & instrumentation will continue to increase outsourcing in the future.

Our Strategy

Our goal is to be the solutions provider of choice to leading OEMs that we perceive offer the greatest potential for profitable growth. To meet this goal, we have implemented the following strategies:

•         Focus on More Complex Products for Customers in Higher-Value Markets. EMS providers serve a wide range of OEMs in different industries, such as consumer electronics, internet-focused businesses and information technology equipment. The product scope ranges from easy-to-assemble, low-cost, high-volume products targeted for the consumer market to complicated, state-of-the-art, mission-critical products. Higher volume manufacturing customers in the more traditional markets of computing and telecommunications often compete on price with short product life cycles and require less value-add from EMS providers. Lower-volume manufacturing customers in the medical, industrial, and test & instrumentation markets are often in highly regulated industries where they are increasingly outsourcing higher value-added services to their EMS providers to meet stringent regulatory and time-to-market requirements. We choose to focus on customers in the traditional markets with more complex requirements and in the higher-value markets where outsourcing growth rates are increasing, product life cycles are longer, and there is a strong match between our capabilities and the needs of these customers. The ability to serve customers in both markets is important to our strategy.

•         Leverage Advanced Technology and Lead with Engineering Solutions. In addition to strengths in manufacturing complex high-density PCBAs, complex mechanical systems, and full systems integration, we offer customers specialized and tailored advanced design solutions. We provide this engineering expertise through our design capabilities in our design centers in the Americas, Europe and Asia. Leading with engineering is important in our strategy to increase sales to customers in our targeted higher-value markets. Through leveraging our advanced technology and engineering solutions, customers can focus on core branding and marketing initiatives while we focus on bringing their products to market efficiently and timely.

•         Maintain and Develop Close, Long-Term Relationships with Customers. Our strategy is to establish long-term relationships with leading OEMs in expanding industries by becoming an integral part of their concept-to-production and full product life cycle requirements. To accomplish this, we rely on our global and local management teams to respond with speed and flexibility to frequently changing customer design specifications and production requirements. We focus on caring for our customers and insuring that their needs are met and exceeded.

•         Deliver Complete High- and Low-Volume Manufacturing Solutions Globally. OEMs increasingly require a wide range of specialized design engineering and manufacturing services from EMS providers in order to reduce costs and accelerate their time-to-market and time-to-volume production. Building on our integrated engineering and manufacturing capabilities, we offer services from initial product design and test to final product assembly and distribution to OEM customers. Our precision machining and complex mechanical manufacturing, along with our systems integration assembly and direct order fulfillment services allow our customers to reduce product cost and risk of product obsolescence by reducing their total work-in-process and finished goods inventory. These services are available at many of our manufacturing locations. We continue to expand our global capabilities:

-        in 2009, we added precision machining assets and capabilities to provide precision machining, metal joining and complex electromechanical manufacturing services in Arizona, California and Mexico;

-        in 2011, we expanded our precision technologies capabilities in Penang, Malaysia. This expansion added sheet metal and frames fabrication services, advanced metal joining and grinding services, along with complex mechanical assembly and machining services to our Asia service offerings;

-        in 2013, we strengthened our capabilities to better serve the aerospace and defense industries and added depth and scope to our new product express capabilities on the West Coast; and

-        in 2015, we acquired Secure Technology, which designs and produces encrypted and ruggedized communication systems, avionics displays and military-grade components.

These full service capabilities allow us to offer customers the flexibility to move quickly from design and initial product introduction to production and distribution. We offer our customers the opportunity to combine the benefits of low-cost manufacturing (for the portions of their products or systems that can benefit from the use of these geographic areas) with the benefits and capabilities of our higher complexity support in Asia, Europe and the Americas.

•         Continue to Seek Cost Savings and Operational Excellence. We seek to optimize all of our facilities to provide cost-efficient services for our customers. We have a global culture of continuous improvement, sharing best practices and implementing lean principles. We try to optimize the efficiencies of our operations in order to provide efficient solutions to our customers.

•         Pursue Strategic Acquisitions. Our capabilities have continued to grow through acquisitions and we will continue to selectively seek acquisition opportunities. In addition to expanding our global footprint, our acquisitions have enhanced our business in the following ways:

-        enhanced customer growth opportunities;

-        developed strategic relationships;

-        broadened service and solution offerings;

-        provided vertical solutions;

-        diversified into new market sectors; and

-        added experienced management teams.

We believe that growth by selective acquisitions is critical for achieving the scale, flexibility and breadth of customer services required to remain competitive.

Services We Provide

We offer a wide range of design, engineering, automation, test, manufacturing and fulfillment solutions that support our customers’ products from initial concept and design through prototyping, design validation, testing, ramp-to-volume production, worldwide distribution and aftermarket support. We support all of our service offerings with supply chain management systems, superior quality program management and sophisticated information technology systems. Our comprehensive service offerings enable us to provide a complete solution for our customers’ outsourcing requirements. All of our services are supported through a strong quality management system designed to globally provide the process discipline to reliably deliver high quality services, solutions and products to our customers.

Engineering Solutions

Our approach is to coordinate and integrate our concept, design, prototype and other engineering capabilities in support of our customers’ go-to-market and product life cycle requirements. These services strengthen our relationships with our manufacturing customers and attract new customers requiring specialized design and engineering services.

•      New Product Design, Prototype, Testing and Related Engineering. We offer a full spectrum of new product design, automation, test development, prototype and related engineering for projects contracted by our customers who pay for and own the resulting designs in our contract design services business. We employ a proven 7-step process for concept-to-production in our design services model that enables a shorter product development cycle and gives our customers a competitive advantage in time-to-market and time-to-profit. Our multi-disciplined engineering teams provide expertise in a number of core competencies critical to serving OEMs in our target markets, including award-winning industrial design, mechanical and electrical hardware, firmware, software and systems integration and support. We create specifications, designs and quick-turn prototypes, and validate and ramp our customers’ products into high-volume manufacturing.

•          Solution Development, Concept and Design. We also provide our customers a range of solutions designed to their specifications where the customers elect not to own the IP or know-how associated with an integrated hardware solution. These solutions are currently focused on the defense and transportation industries. Often, these solutions begin in our advanced technology organization where we invest in new technologies required to solve problems presented by our customers. We take these solutions from concept through our engineering design and into volume production to fulfill production orders from customers. We have the ability to take existing products and catalog them as building blocks for future designs. Since we retain the solution and own the associated intellectual property, we also have the ability to take an existing solution and create a purpose-optimized version to meet the requirements of additional customers.

•         Custom Testing and Automation Equipment Design and Build. We provide our customers a comprehensive range of custom automated test equipment, functional test equipment, process automation and replication solutions. We have expertise in tooling, testers, equipment control, systems planning, automation, floor control, systems integration, replication and programming. Our custom functional test equipment, process automation and replication solutions are available to our customers as part of our full-service product design and manufacturing solutions package or on a stand-alone basis for products designed and manufactured elsewhere. We also provide custom test equipment and automation system solutions to OEMs, which pay for and own the designs. Our ability to provide these solutions allows us to capitalize on OEMs’ increasing needs for custom manufacturing solutions and provides an additional opportunity for us to introduce these customers to our comprehensive engineering and manufacturing services.

Manufacturing and Fulfillment Solutions

As OEMs seek to provide greater functionality in smaller products, they increasingly require sophisticated manufacturing technologies and processes. Our investment in advanced manufacturing equipment and process development, as well as our experience in innovative packaging and interconnect technologies, enable us to offer a variety of advanced manufacturing solutions. These packaging and interconnect technologies include:

•      Printed Circuit Board Assembly & Test. We offer a wide range of complex, printed circuit board assembly and test solutions, including printed circuit board assembly, assembly of subsystems, circuitry and functionality testing of printed assemblies, environmental and stress testing and component reliability testing.

•      Flex Circuit Assembly & Test. We provide our customers a wide range of flex circuit assembly and test solutions. We use specialized tooling strategies and advanced automation procedures to minimize circuit handling and ensure that consistent processing parameters are maintained throughout the assembly process.

•      Systems Assembly & Test. We work with our customers to develop product-specific test strategies. Our test capabilities include manufacturing defect analysis, in-circuit tests to check the circuitry of the board and functional tests to confirm that the board or assembly operates in accordance with its final design and manufacturing specifications. We either custom design test equipment and software ourselves or use test equipment and software provided by our customers. We also offer our own internally designed functional test solutions for cost effective and flexible test solutions, and provide environmental stress tests of assemblies of boards or systems

•      Failure Analysis. We offer an array of analytical solutions and expertise to challenging issues faced by our customers. This includes focused techniques for failure mode, failure mechanism, and root cause determination. Specialized analytical skill sets associated with electrical, mechanical, and metallurgical disciplines are used in conjunction with a vast array of equipment such as ion chromatography, x-ray florescence, and scanning electron microscopy. Our state-of-the-art lab facilities provide customers with detailed reporting and support in an unbiased, timely and cost-effective manner. Mastering emerging technologies coupled with a complete understanding of potential failure mechanisms positions us to exceed customer expectations and maintain our technological diversity.

•      Direct Order Fulfillment. We provide direct order fulfillment for some of our OEM customers. Direct order fulfillment involves receiving customer orders, configuring products to quickly fill the orders and delivering the products either to the OEM, a distribution channel or directly to the end customer. We manage our direct order fulfillment processes using a core set of common systems and processes that receive order information from the customer and provide comprehensive supply chain management, including procurement and production planning. These systems and processes enable us to process orders for multiple system configurations and varying production quantities, including single units. Our direct order fulfillment services include build-to-order (BTO) and configure-to-order (CTO) capabilities. BTO involves building a complete system in real-time to a highly customized configuration ordered by the OEM’s end customer. CTO involves configuring systems to an end customer’s specifications at the time the product is ordered. The end customer typically places this order by choosing from a variety of possible system configurations and options. We are capable of meeting a 2- to 24-hour turnaround time for BTO and CTO. We support our direct order fulfillment services with logistics that include delivery of parts and assemblies to the final assembly site, distribution and shipment of finished systems, and processing of customer returns.

•      Aftermarket Non-Warranty Services. We provide our customers a range of aftermarket non-warranty services, including repair, replacement, refurbishment, remanufacturing, exchange, systems upgrade and spare part manufacturing throughout a product’s life cycle. These services are tracked and supported by specific information technology systems that can be tailored to meet our customers’ individual requirements.

•      Value-Added Support Systems. We support our engineering, manufacturing, distribution and aftermarket support services with an efficient supply chain management system and a superior quality management program. Our value-added support services are primarily implemented and managed through web-based information technology systems that enable us to collaborate with our customers throughout all stages of the engineering, manufacturing and order-fulfillment processes.

•      Supply Chain Management. We offer full end-to-end supply chain design, inventory-management and volume-procurement capabilities to provide assurance of supply, optimized cost, and reduce total cycle time. Our materials strategy focuses on leveraging our procurement volume Company-wide while providing local execution for maximum flexibility at the division level. We employ a full complement of electronic data interchange transactions with our suppliers to coordinate forecasts, orders, reschedules, and inventory and component lead times. Our enterprise resource planning systems provide product and production information to our supply chain management, engineering change management and floor control systems. Our information systems include a proprietary module that controls serialization, production and quality data for all of our facilities around the world using state-of-the-art statistical process control techniques for continuous process improvements. To enhance our ability to rapidly respond to changes in our customers’ requirements by effectively managing changes in our supply chain, we utilize web-based interfaces and real-time supply chain management software products, which allow for scaling operations to meet customer needs, shifting capacity in response to product demand fluctuations, reducing materials costs and effectively distributing products to our customers or their end-customers.

•      PCBA Manufacturing Technologies. We offer our customers expertise in a wide variety of traditional and advanced manufacturing technologies. Our technical expertise supports printed circuit board assembly, sub-assembly manufacturing, and finished goods assembly. More advanced systems require complex systems integration and order fulfillment that require advanced engineering skills and equipment to develop and maintain.

We also provide our customers with a comprehensive set of PCBA manufacturing technologies and solutions, which include:

•      Advanced Surface Mount;

•      Fine Pitch Ball Grid Array and Land Grid Array;

•      Package on Package;

•      Flip Chip;

•      Chip On Board/Wire Bonding;

•      Compliant Pin and Pin Through Hole Technology;

•      In-Circuit Test;

•      Board Level Functional Test; and

•      Stress Test.

We also provide specialized solutions in support of our customers’ components, products and systems, which include:

•      Conformal Coating;

•      Ultrasonic Welding;

•      Complex Final Assembly;

•      Fluidics Assembly;

•      Splicing and Connectorization for Optical Applications;

•      Hybrid Optical/Electrical Printed Circuit Board Assembly and Testing; and

•      Sub-Micron Alignment of Optical Sub-Assemblies.

•      Component Engineering Services. We help customers deal with evolving international environmental laws and regulations on content, packaging, labeling and similar issues concerning the environmental impact of their products including: “RoHS” (EU Directive 2011/65/EC on Restriction of certain Hazardous Substances); “WEEE” (EU Directive 2002/96/EC on Waste Electrical and Electronic Equipment); “REACH” (EC Regulation No 1907/2006 on Registration, Evaluation and Authorization of Chemicals); EU Member States’ Implementation of the foregoing; and the People’s Republic of China (PRC) Measures for Administration of the Pollution Control of Electronic Information Products of 2006. Manufacturing sites in the Americas, Asia and European regions are certified in both water soluble and no-clean processes and are currently producing products that are compliant with these environmental laws and regulations.

•      Precision Machining Technologies. We provide precision machining, metal joining and complex electromechanical manufacturing services and use the following precision technologies:

•      Complex Small / Medium / Large Computer Numerical Controlled Machining;

•      Precision Multi-Axis Grinding of Aerospace Engine Blades, Vanes and Nozzles;

•      Precision Grinding of Mass Spectrometer Components;

•      Sinker Electrical Discharge Machining;

•      Turnkey Precision Clean Room Module Assembly and Functional Test;

•      Major Electromechanical Assemblies;

•      Advanced Metal Joining; and

•      Sheet metal and frame manufacturing.

•      Precision Electromechanical Assembly and Test. We offer a full spectrum of precision subsystem and system integration services. These include assembly, configuration and testing of industrial equipment, telecommunication equipment, complex computers and related products for business enterprises, medical devices, and testing and instrumentation products. We design, develop and build product-specific manufacturing processes utilizing manual, mechanized or fully automated lines to meet our customers’ product volume and quality requirements. All of our assembly and test processes are developed according to customer specifications and replicated within our facilities. We also provide product life cycle testing services, such as Ongoing Reliability Testing where units are continuously cycled for extended testing while monitoring for early-life failures.

Marketing and Customers

We market our services and solutions primarily through a direct sales force and, in select markets, independent marketing representatives. In addition, our divisional and executive management teams are an integral part of our sales and marketing teams. We generally enter into supply arrangements with our customers. These arrangements, similar to purchase orders, generally govern the conduct of our business with customers relating to, among other things, the design and manufacture of products that in some cases were previously produced by the customer. The arrangements also generally identify the specific products to be designed and manufactured, quality and production requirements, product pricing and materials management. There can be no assurance that at any time these arrangements will remain in effect or be renewed, but we focus intently on customer care in an effort to anticipate and meet the current and future needs of our customers.

Our key customer accounts are supported by a dedicated team, including program managers and global account managers who are directly responsible for account management. Global account managers coordinate activities across divisions to effectively satisfy customer requirements and have direct access to our executive management to quickly address customer concerns. Local program managers and customer account teams further support the global teams and are linked by a comprehensive communications and information management infrastructure. In addition, our executive management is heavily involved in customer relations and devotes significant attention to broadening existing and developing new customer relationships.

The following table sets forth the percentages of our sales by sector for 2015,  2014  and 2013.

Higher-Value Markets	2015	2014	2013
Industrials (including aerospace and defense)	32%	30%	28%
Medical	14	11	11
Testing & Instrumentation	9	9	8
	55%	50%	47%

Traditional Markets	2015	2014	2013
Telecommunications	23%	29%	23%
Computing	22	21	30
	45%	50%	53%
	100%	100%	100%

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

Backlog

We had sales backlog of approximately $1.7 billion at December 31, 2015, as compared to the 2014 year-end backlog of $1.6 billion. Backlog consists of purchase orders received, including, in some instances, forecast requirements released for production under customer contracts. Although we expect to fill substantially all of our year-end backlog during 2016, we do not currently have long-term agreements with all of our customers, and customer orders can be canceled, changed or delayed. The timely replacement of canceled, changed or delayed orders with orders from new customers cannot be assured, nor can there be any assurance that any of our current customers will continue to utilize our services. Because of these factors, our backlog is not a meaningful indicator of future financial results.

Competition

The services we provide are available from many independent sources as well as from the in-house manufacturing capabilities of current and potential customers. Our competitors include Celestica Inc., Flextronics International Ltd., Hon Hai Precision Industry Co., Ltd., Jabil Circuit, Inc., Plexus Corp and Sanmina Corporation, who may have substantially greater financial, manufacturing or marketing resources than we do. We believe that the principal competitive factors in our targeted markets are engineering solutions capabilities, product quality, flexibility, cost and timeliness in responding to design and schedule changes, reliability in meeting product delivery schedules, pricing, technological sophistication and geographic location.

In addition, original design manufacturers (ODMs) that provide design and manufacturing services to OEMs have significantly increased their share of outsourced manufacturing services provided to OEMs in traditional markets, such as computing and telecommunication. Competition from ODMs may increase if our business in these markets grows or if ODMs expand further into or beyond these markets.

Sustainability

Benchmark is committed to being “sustainable”. Being sustainable describes our long-term approach to social, economic and environmental goals to contribute to a more sustained world consistent with our business objectives. Our sustainability priorities include:

•         upholding the principle of human rights and observing fair labor practices within our organization and our supply chain;

•         protecting the environment by conserving energy and natural resources and avoiding pollution through appropriate management technology and practices;

•         ensuring ethical organizational governance; and

•         observing fair, transparent and accountable operating practices.

All Benchmark manufacturing facilities are either currently certified or undergoing certification to ISO 14001. Benchmark endorsed the Electronics Industry Citizenship Coalition Code of Conduct and flows specific requirements to our supply chain through our contracts, Supplier Assurance Manual and Supplier Code of Conduct.

Governmental Regulation

Our operations, and the operations of businesses that we acquire, are subject to foreign, federal, state and local regulatory requirements relating to security clearance, trade compliance, anticorruption, environmental, waste management, and health and safety matters. We seek to operate in compliance with all applicable requirements. Significant costs and liabilities may arise from these requirements or from new, modified or more stringent requirements, which could affect our earnings and competitive position. In addition, our past, current and future operations, and those of businesses we acquire, may give rise to claims of exposure by employees or the public or to other claims or liabilities relating to environmental, waste management or health and safety concerns.

We periodically generate and temporarily handle limited amounts of materials that are considered hazardous waste under applicable law. We contract for the off-site disposal of these materials and have implemented a waste management program to address related regulatory issues.

Employees

As of December 31, 2015, we employed approximately 10,500 people, of whom approximately 500 were engaged in design and development engineering. None of our domestic employees are represented by a labor union. In certain international locations, our employees are represented by labor unions and by works councils. Some European countries also often have mandatory legal provisions regarding terms of employment, severance compensation and other conditions of employment that are more restrictive than U.S. laws. We have never experienced a strike or similar work stoppage, and we believe that our employee and labor relations are good.

Segments and International Operations

We have manufacturing facilities in the Americas, Asia and Europe to serve our customers. Benchmark is operated and managed geographically, and management evaluates performance and allocates resources on a geographic basis. We currently operate outside the United States in China, Malaysia, Mexico, the Netherlands, Romania and Thailand.

During 2015, 2014 and 2013, 50%, 53% and 51%, respectively, of our sales were from our international operations. See Note 9 and Note 13 of Notes to Consolidated Financial Statements in Item 8 of this Report for segment and geographical information.

Available Information

Our website may be viewed at http://www.bench.com.  Reference to our website is for informational purposes only and the information contained therein is not incorporated by reference into this annual report. We make available free of charge through our internet website our filings with the Securities and Exchange Commission (SEC), including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the SEC. All reports we file with the SEC are also available free of charge via EDGAR through the SEC’s website at http://www.sec.gov or to read and copy at the SEC Public Reference Room located at 100 F Street NE, Washington, DC 20549. Information can be obtained on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

Adverse market conditions could reduce our future sales and earnings per share.

Uncertainty over the erosion of global consumer confidence amidst concerns about volatile energy costs, geopolitical issues, the availability and cost of credit, declining asset values, inflation, rising unemployment, and the stability and solvency of financial institutions, financial markets, businesses, and sovereign nations has slowed global economic growth and resulted in recessions in many countries, including in the United States, Europe and certain countries in Asia over the past several years. The economic recovery of recent years is fragile and recessionary conditions may return. Any of these potential negative economic conditions may reduce demand for our customers’ products and adversely affect our sales. Consequently, our past operating results, earnings and cash flows may not be indicative of our future operating results, earnings and cash flows.

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

•      industrial equipment;

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

Historically, a substantial percentage of our sales have been made to a small number of customers. The loss of a major customer, if not replaced, would adversely affect us. Sales to our ten largest customers represented 47%, 50% and 53% of our sales in 2015, 2014  and 2013, respectively. In 2015, sales to International Business Machines Corporation represented 11% of our sales. Our future sales are dependent on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on us.

We expect to continue to depend on the sales to our largest customers, and any material delay, cancellation or reduction of orders from these customers or other significant customers would have a material adverse effect on our results of operations. In addition, we generate significant accounts receivable in connection with providing manufacturing services to our customers. If one or more of our customers were to become insolvent or otherwise unable to pay for the manufacturing services provided by us, our operating results and financial condition would be adversely affected.

Most of our customers do not commit to long-term production schedules, which makes it difficult for us to schedule production and achieve maximum efficiency of our manufacturing capacity.

The volume and timing of sales to our customers vary due to:

•      changes in demand for their products;

•      their attempts to manage their inventory;

•      design changes;

•      changes in their manufacturing strategies; and

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

During 2015, 2014  and 2013, 50%, 53% and 51%, respectively, of our sales were from our international operations. These international operations are subject to a number of risks, including:

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

We are exposed to intangible asset risk; our goodwill may become impaired.

We have recorded intangible assets, including goodwill, in connection with business acquisitions. We are required to assess goodwill and intangible assets for impairment at least on an annual basis and whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. A significant and sustained decline in our market capitalization could result in material charges in future periods that could be adverse to our operating results and financial position. As of December 31, 2015, we had $199.3 million in goodwill and $105.0 million of identifiable intangible assets. See Note 1(i) to the Consolidated Financial Statements in Item 8 of this Report.

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

Our stock price is volatile.

Our common shares have experienced significant price volatility, which may continue in the future. The price of our shares can fluctuate widely in response to a range of factors, including our financial results and changing conditions in the economy generally or in our industry in particular. In addition, stock markets generally experience significant price and volume volatility from time to time which may affect the market price of our shares for reasons unrelated to our performance.

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

In addition, as climate change concerns become more prevalent, the U.S. and foreign governments have sought to limit the effects of any such changes. This increasing governmental focus on climate change may result in new environmental regulations that may negatively affect us, our suppliers and our customers. This could cause us to incur additional direct costs or obligations in complying with any new environmental regulations, as well as increased indirect costs resulting from our customers, suppliers or both incurring additional compliance costs that get passed on to us. These costs may adversely impact our operations and financial condition.

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

Our level of indebtedness may limit our flexibility in operating our business and reacting to changes in our business or the industry in which we operate or prevent us from making payments on our indebtedness or obtaining additional financing.

We have a significant amount of indebtedness. As of December 31, 2015, our total outstanding indebtedness (excluding unamortized debt issuance costs) was $238.9 million, substantially all of which represented outstanding borrowings under our $230.0 million term loan facility (the Term Loan). Our level of indebtedness could have important consequences. For example, it could:

•         increase our vulnerability to general adverse economic and industry conditions;

•         impair our ability to obtain additional debt or equity financing in the future for working capital, capital expenditures, acquisitions or other purposes;

•         require us to dedicate a material portion of our cash flows from operations to the payment of principal and interest on our indebtedness, thereby reducing the availability of our cash flows to fund working capital needs, capital expenditures, acquisitions and other purposes;

•         expose us to the risk of increased interest rates since the Term Loan has a variable rate;

•         limit our flexibility in planning for, or reacting to, changes in our business or industry;

•         place us at a disadvantage compared to our competitors that have less indebtedness; and

•           make it more difficult for us to satisfy our debt obligations.

Any of these risks could materially impact our ability to fund our operations or limit our ability to expand our business, which could have a material adverse effect on our business, financial condition and results of operations.

We may be exposed to interest rate fluctuations.

We have exposure to interest rate risk on our outstanding borrowings under our variable rate credit agreement. These borrowings’ interest rates are based on the spread, at our option, over the London interbank offered rate as administered by the ICE Benchmark Administration (LIBO), the bank’s prime rate or the federal funds rate. We are also exposed to interest rate risk on our invested cash balances.

Changes in financial accounting standards or policies have affected, and in the future may affect, our reported financial condition or results of operations. Additionally, changes in securities laws and regulations have increased, and are likely to continue to increase, our operating costs.

We prepare our financial statements in conformity with U.S. GAAP. These principles are subject to interpretation by the Financial Accounting Standards Board (FASB), the American Institute of Certified Public Accountants, the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions that are completed before a change is announced. Changes to those rules or the questioning of how we interpret or implement those rules may have a material adverse effect on our reported financial results or on the way we conduct business. For example, although not yet currently required, we could be required to adopt International Financial Reporting Standards, which differ from U.S. GAAP.

In addition, in connection with our Section 404 certification process, we may identify from time to time deficiencies in our internal controls. Any material weakness or deficiency in our internal controls over financial reporting could increase the likelihood that a material misstatement or lack of disclosure within the annual or interim financial statements will not be prevented or detected. Adverse publicity related to the disclosure of a material weakness or deficiency in internal controls over financial reporting could have a negative impact on our reputation, business and stock price.

Finally, corporate governance, public disclosure and compliance practices continue to evolve based upon continuing legislative action, agency rulemaking and stockholder advisory group policies. As a result, the number of rules and regulations applicable to us may increase, which would also increase our legal and financial compliance costs and the amount of time management must devote to compliance activities. For example, the Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals originating from the Democratic Republic of Congo (DRC) and adjoining countries that are believed to be benefitting armed groups. As a result, the SEC adopted new due diligence, disclosure and reporting requirements for companies which manufacture products that include components containing such minerals, regardless of whether the minerals are mined in the DRC or adjoining countries. These requirements may decrease the acceptable sources of supply of such minerals, increase their cost and disrupt our supply chain if we need to obtain components from different suppliers. Since we manufacture products containing such minerals for our customers, we are required to comply with these rules. The compliance process may become time-consuming and costly. Failure to comply with this new regulation could result in additional costs (including fines and penalties) as well as affect our reputation. Increasing regulatory burdens could also make it more difficult for us to attract and retain members of our board of directors, particularly to serve on our audit committee, and executive officers in light of an increase in actual or perceived workload and liability for serving in such positions.

Energy price increases may negatively impact our results of operations.

Certain of the components that we use in our manufacturing activities are petroleum-based. In addition, we, along with our suppliers and customers, rely on various energy sources (including oil) in our transportation activities. While significant uncertainty exists about the future levels of energy prices, a significant increase is possible. Increased energy prices could cause an increase to our raw material costs and transportation costs. In addition, increased transportation costs of certain of our suppliers and customers could be passed along to us. We may not be able to increase our product prices enough to offset these increased costs. In addition, any increase in our product prices may reduce our future customer orders and profitability.

Introducing programs requiring implementation of new competencies, including new process technology within our mechanical operations, could affect our operations and financial results.

The introduction of programs requiring implementation of new competencies, including new process technology within our mechanical operations, presents challenges in addition to opportunities. Deployment of such programs may require us to invest significant resources and capital in facilities, equipment and/or personnel. We may not meet our customers’ expectations or otherwise execute properly or in a cost-efficient manner, which could damage our customer relationships and result in remedial costs or the loss of our invested capital and anticipated revenues and profits. In addition, there are risks of market acceptance and product performance that could result in less demand than anticipated and our having excess capacity. The failure to ensure that our agreed terms appropriately reflect the anticipated costs, risks and rewards of such an opportunity could adversely affect our profitability. If we do not meet one or more of these challenges, our operations and financial results could be adversely affected.

If our manufacturing processes and services do not comply with applicable regulatory requirements, or if we manufacture products containing design or manufacturing defects, demand for our services may decline and we may be subject to liability claims.

We manufacture and design products to our customers’ specifications, and, in some cases, our manufacturing processes and facilities may need to comply with applicable regulatory requirements. For example, medical devices that we manufacture or design, as well as the facilities and manufacturing processes that we use to produce them, are regulated by the U.S. Food and Drug Administration and non-U.S. counterparts of this agency. Similarly, items we manufacture for customers in the aerospace and defense industries, as well as the processes we use to produce them, are regulated by the Department of Defense and the Federal Aviation Authority, which have increased their focus and penalties related to counterfeit materials. In addition, our customers’ products and the manufacturing processes or documentation that we use to produce them often are highly complex. As a result, products that we manufacture may at times contain manufacturing or design defects, and our manufacturing processes may be subject to errors or not be in compliance with applicable statutory and regulatory requirements. Defects in the products we manufacture or design, whether caused by a design, manufacturing or component failure or error, or deficiencies in our manufacturing processes, may result in delayed shipments to customers or reduced or cancelled customer orders. If these defects or deficiencies are significant, our business reputation may also be damaged. The failure of the products that we manufacture or our manufacturing processes and facilities to comply with applicable statutory and regulatory requirements may subject us to legal fines or penalties and, in some cases, require us to shut down or incur considerable expense to correct a manufacturing process or facility. In addition, these defects may result in liability claims against us or expose us to liability to pay for the recall of a product. The magnitude of such claims may increase as we expand our medical and aerospace and defense manufacturing services, as defects in medical devices and aerospace or defense systems could seriously harm or kill users of these products and others. Even if our customers are responsible for the defects, they may not, or may not have resources to, assume responsibility for any costs or liabilities arising from these defects, which could expose us to additional liability claims.

Our financial results depend, in part, on our ability to perform on our U.S. government contracts, which are subject to uncertain levels of funding, timing and termination.

We provide services as both a prime contractor and subcontractor for the U.S government. Consequently, a portion of our financial results depend on our performance under our U.S. government contracts. Delays, cost overruns or product failures in connection with one or more contracts, could lead to their termination and negatively impact our results of operations, financial condition or liquidity. We can give no assurance that we would be awarded new contracts to offset the revenues lost as a result of such a termination.

U.S. government programs require congressional appropriations, which are typically made for a single fiscal year even though a program may extend over several years. Programs often are only partially funded, and additional funding requires further congressional appropriations. The programs in which we participate compete with other programs for consideration and funding during the budget and appropriations process, which can be impacted by shifting and often competing political priorities.

Our government contracts often involve the development, application and manufacture of advanced defense and technology systems and products aimed at achieving challenging goals. New technologies used for these contracts may be untested or unproven and product requirements and specifications may be modified. Consequently, technological and other performance difficulties may cause delays, cost overruns or product failures. Moreover, there can be no assurance that amounts we spend to develop new products or solutions to compete for a government contract will be recovered since we may not be awarded the contract.

Contracting on government programs is subject to significant regulation, including rules related to bidding, billing and accounting kickbacks and false claims, and any non-compliance could subject us to fines and penalties or debarment.

Like all government contractors, we could become subject to risks associated with this contracting. These risks include substantial civil and criminal fines and penalties if we were to fail to follow procurement integrity and bidding rules or cost accounting standards, employ improper billing practices, receive or pay kickbacks or file false claims. We have been, and expect to continue to be, subjected to audits and investigations by U.S. and foreign government agencies and authorities. The failure to comply with the terms of our government contracts could result in progress payments being withheld, our suspension or debarment from future government contracts or harm to our business reputation.

Customer relationships with emerging companies may present more risks than with established companies.

Customer relationships with emerging companies present special risks because such companies do not have an extensive product history. As a result, there is less demonstration of market acceptance of their products, making it harder for us to anticipate needs and requirements than with established customers. In addition, due to the economic environment, additional funding for such companies may be more difficult to obtain and these customer relationships may not continue or materialize to the extent we planned or we previously experienced. This tightening of financing for start-up customers, together with many start-up customers’ lack of prior operations and unproven product markets increase our credit risk, especially in trade accounts receivable and inventories. Although we perform ongoing credit evaluations of our customers and adjust our allowance for doubtful accounts receivable for all customers, including start-up customers, based on the information available, these allowances may not be adequate. This risk may exist for any new emerging company customers in the future.

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

Item 2.  Properties .

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

The following chart summarizes the approximate square footage of our principal manufacturing facilities by country:

Location	Sq. Ft.

United States:
Alabama	233,000
Arizona	48,000
California	403,000
Minnesota	431,000
New Hampshire	161,000
Texas	155,000
China	326,000
Malaysia	293,000
Mexico	616,000
Netherlands	132,000
Romania	131,000
Thailand	758,000
Total	3,687,000

Our principal manufacturing facilities consist of 1.9 million square feet in facilities that we own, with the remaining 1.8 million square feet in leased facilities whose terms expire between 2016 and 2021.We lease other facilities with a total of 37,000 square feet dedicated to engineering, sales and procurement services. We also have 99,000 square feet of space in a leased facility that is currently not being used. We are currently attempting to sublease this facility.

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

	High	Low

2016
First quarter (through February 25, 2016)	$22.23	$18.36
2015
Fourth quarter	$23.58	$19.32
Third quarter	$22.70	$20.26
Second quarter	$25.00	$21.44
First quarter	$25.63	$22.32
2014
Fourth quarter	$25.92	$20.37
Third quarter	$26.06	$22.20
Second quarter	$25.53	$21.66
First quarter	$24.64	$22.01

The last reported sale price of our common shares on February 25, 2016, as reported by the New York Stock Exchange, was $21.72. There were approximately 700 record holders of our common shares as of February 25, 2016.

We have not paid any cash dividends on our common shares in the past. In addition, our credit facility includes restrictions on the amount of dividends we may pay to shareholders. We currently expect to retain future earnings for use in the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

The following table provides information about the Company’s repurchase of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the quarter ending December 31, 2015, at a total cost of $16.0 million:

(d)
Maximum
Number (or
			(c)	Approximate
			Total Number of	Dollar Value)
			Shares (or Units)	of Shares (or
			Purchased as	Units) that
	(a)		Part of	May Yet Be
	Total Number of	(b)	Publicly	Purchased
	Shares (or	Average Price	Announced	Under the
	Units)	Paid per Share	Plans or	Plans or
Period	Purchased(1)	(or Unit)(2)	Programs	Programs(3)
October 1 to 31, 2015	230,000	$21.41	230,000	$45.8 million
November 1 to 30, 2015	320,000	$20.18	320,000	$39.4 million
December 1 to 31, 2015	220,000	$21.11	220,000	$134.7 million
Total	770,000	$20.81	770,000

(1)   All share repurchases were made on the open market.

(2)    Average price paid per share is calculated on a settlement basis and excludes commission.

(3)    On December 4, 2014, and again on December 7, 2015, the Board of Directors approved the repurchase of up to $100 million of the Company’s outstanding common shares. Share purchases may be made in the open market, in privately negotiated transactions or block transactions, at the discretion of the Company’s management and as market conditions warrant. Purchases will be funded from available cash and may be commenced, suspended or discontinued at any time without prior notice. Shares repurchased under the program are retired.

During 2015, the Company repurchased a total of 3.1 million common shares for $68.4 million at an average price of $22.27 per share. Since 2011, the Company has repurchased a total of 14.0 million common shares for $256.7 million at an average price of $18.37 per share.

Performance Graph

The following Performance Graph compares the cumulative total shareholder return on our common shares for the five‑year period commencing December 31, 2010 and ending December 31, 2015, with the cumulative total return of the Standard & Poor’s 500 Stock Index (which does not include Benchmark), and the Peer Group Index, which is composed of Celestica Inc., Flextronics International, Ltd., Jabil Circuit, Inc., Plexus Corp and Sanmina Corporation. Dividend reinvestment has been assumed.

	Dec-10	Dec-11	Dec-12	Dec-13	Dec-14	Dec-15
Benchmark Electronics, Inc.	$100.00	$74.20	$91.50	$127.10	$140.10	$113.80
Peer Group	$100.00	$83.40	$87.10	$103.10	$132.70	$130.70
S&P 500	$100.00	$100.00	$113.40	$147.00	$163.70	$162.50

Item 6.  Selected Financial Data.

	Year Ended December 31,
(in thousands, except per share data)	2015	2014	2013	2012	2011
Selected Statements of Income Data
Sales	$2,540,873	$2,797,061	$2,506,467	$2,468,150	$2,253,030
Cost of sales	2,322,299	2,577,204	2,319,983	2,291,412	2,114,195
Gross profit	218,574	219,857	186,484	176,738	138,835
Selling, general and administrative
expenses	111,744	115,700	99,331	89,951	89,665
Restructuring charges and integration
and acquisition-related costs(1)	13,861	7,131	9,348	2,200	4,515
Thailand flood-related items, net
of insurance(2)	—	(1,571)	(41,325)	9,028	3,362
Asset impairment charge and other(3)	—	(1,547)	2,606	—	—
Income from operations	92,969	100,144	116,524	75,559	41,293
Interest expense	(2,996)	(1,890)	(1,934)	(1,580)	(1,327)
Interest income	1,207	2,048	1,688	1,306	1,768
Other income (expense)	(1,141)	(1,673)	(315)	154	(602)
Income tax expense (benefit)(4)	(5,362)	17,388	5,018	18,832	(10,827)
Net income	$95,401	$81,241	$110,945	$56,607	$51,959
Earnings per share:(5)
Basic	$1.85	$1.52	$2.05	$1.01	$0.88
Diluted	$1.83	$1.50	$2.03	$1.00	$0.87

Weighted-average number of
shares outstanding:
Basic	51,573	53,538	54,213	56,320	59,284
Diluted	52,088	54,222	54,779	56,634	59,773

	December 31,
(in thousands)	2015	2014	2013	2012	2011
Selected Balance Sheet Data
Working capital	$1,055,534	$1,019,538	$932,940	$874,787	$840,876
Total assets	1,893,878	1,675,348	1,655,086	1,499,721	1,499,998
Total debt	235,193	9,521	10,103	10,600	11,019
Shareholders’ equity	$1,321,904	$1,289,625	$1,226,819	$1,139,525	$1,115,748

(1)       See Note 16 to the Consolidated Financial Statements for a discussion of the restructuring charges and integration and acquisition-related charges occurring in 2015, 2014 and 2013. During 2012 and 2011, the Company recognized restructuring totaling $2.2 million and $4.5 million related to reductions in workforce and the resizing and closure of certain facilities.

(2)       During the first quarter of 2014, we received the final $1.6 million of insurance proceeds related to the flooding of our facilities in Ayudhaya, Thailand during the fourth quarter of 2011.  As a result of the flooding and temporary closing of these facilities, the Company incurred property losses and flood related costs during 2012 and 2011, which were partially offset by insurance recoveries.  During 2013, Thailand flood-related items resulted in a gain of $41.3 million.

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

(4)       See Note 9 to the Consolidated Financial Statements for a discussion of income taxes. During the fourth quarter of 2015, the Company reduced its deferred tax valuation allowance by $19.5 million and reduced its unrecognized tax benefits reserve by $1.7 million. During the fourth quarter of 2013, the Company reduced its deferred tax valuation in the U.S. by $17.5 million. During the third quarter of 2011, the Company reduced its deferred tax valuation allowance by $17.5 million in the U.S. and, at the same time, increased its valuation allowance by $1.2 million in foreign jurisdictions.

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

2015 HIGHLIGHTS

On November 12, 2015, we acquired Secure Technology for a purchase price of $230 million subject to a working capital adjustment. The Secure Acquisition deepens Benchmark’s engineering capabilities and enhances its ability to serve customers in the highly regulated industrial, aerospace and defense markets through state-of-the art design, engineering, and manufacturing facilities in Santa Ana and Anaheim, California and Tijuana, Mexico.  The preliminary allocation of the net purchase price resulted in $153.3 million of goodwill.  In connection with the acquisition, we borrowed $230.0 million under a new term loan facility that was used to finance the purchase price.

Sales for 2015 were $2.5 billion, a 9% decrease from sales of $2.8 billion in 2014. During 2015, sales to customers in our various industry sectors fluctuated from 2014 as follows:

•       Industrials decreased by 3%,

•       Telecommunications decreased by 26%,

•       Computing decreased by 4%,

•       Medical increased by 13%, and

•       Test & Instrumentation decreased by 13%.

A significant portion of the overall decrease in sales resulted from a decrease in Telecommunications revenue primarily related to product life cycle transitions at one of our top customers that had strong demand in 2014.  In addition, many of our Telecommunications customers experienced order declines during the last half of 2015 related to broader demand weakness associated with reduced infrastructure spending. These customers are offering a cautious outlook regarding near-term market recovery and have reduced spending as they await positive future catalysts.

Our sales depend on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, can adversely affect us. A substantial percentage of our sales are made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. Sales to our ten largest customers represented 47% and 50% of our sales in 2015 and 2014, respectively. In both 2015 and 2014, sales to International Business Machines Corporation represented 11% of our sales.

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

We have undertaken initiatives to restructure our business operations with the intention of improving utilization and reducing costs. During 2015, the Company recognized $5.6 million (pre-tax) of integration and acquisition-related costs, primarily related to acquisition costs of the Secure Acquisition, and $8.3 million (pre-tax) of restructuring charges  in connection with reductions in workforce of certain facilities primarily in the Americas.

RESULTS OF OPERATIONS

The following table presents the percentage relationship that certain items in our Consolidated Statements of Income bear to sales for the periods indicated. The financial information and the discussion below should be read in conjunction with the Consolidated Financial Statements and Notes thereto in Item 8 of this Report.

	Year ended December 31,
	2015	2014	2013
Sales	100.0%	100.0%	100.0%
Cost of sales	91.4	92.1	92.6
Gross profit	8.6	7.9	7.4
Selling, general and administrative expenses	4.4	4.1	4.0
Restructuring charges and integration and acquisition-related costs	0.5	0.3	0.4
Thailand flood related items, net of insurance	—	(0.0)	(1.6)
Asset impairment charge and other	—	(0.0)	0.1
Income from operations	3.7	3.6	4.6
Other expense, net	(0.1)	(0.1)	(0.0)
Income before income taxes	3.6	3.5	4.6
Income tax expense (benefit)	(0.2)	0.6	0.2
Net income	3.8%	2.9%	4.4%

2015 Compared With 2014

Sales

As noted above, sales decreased 9% in 2015. The percentages of our sales by sector were as follows:

	2015	2014
Industrials (including aerospace and defense)	32%	30%
Telecommunications	23	29
Computing	22	21
Medical	14	11
Testing & instrumentation	9	9
	100%	100%

Industrials. 2015 sales decreased 3% to $820.3 million from $845.9 million in 2014  primarily as a result of lower infrastructure spending and the impact of the strengthening U.S. dollar.

Telecommunications. 2015 sales decreased 26% to $595.1 million from $807.2 million in 2014. The decrease was primarily related to product life cycle transitions at one of our top customers that had strong demand in 2014. In addition, many of our Telecommunications customers experienced order declines during the last half of 2015 related to broader demand weakness associated with reduced infrastructure spending.

Computing. 2015 sales decreased 4% to $551.2 million from $577.1 million in 2014. The decrease was primarily due to lower demand from our customers.

Medical. 2015 sales increased 13% to $350.4 million from $310.7 million in 2014 primarily as a result of new programs.

Testing & Instrumentation. 2015 sales decreased 13% to $223.8 million from $256.2 million in 2014 primarily due to the loss of the customer that declared bankruptcy in 2014 offset by increased demand from other customers. The bankrupt customer had accounted for $50.7 million of our sales during 2014.

Our international operations are subject to the risks of doing business abroad. See Item 1A for factors pertaining to our international sales and fluctuations in the exchange rates of foreign currency and for further discussion of potential adverse effects in operating results associated with the risks of doing business abroad. During 2015 and 2014, 50% and 53%, respectively, of our sales were from international operations.

We had a backlog of approximately $1.7 billion at December 31, 2015, as compared to $1.6 billion at December 31, 2014. Backlog consists of purchase orders received, including, in some instances, forecast requirements released for production under customer contracts. Although we expect to fill substantially all of our backlog at December 31, 2015 during 2016, we do not have long-term agreements with all of our customers, and customer orders can be canceled, changed or delayed by customers. The timely replacement of canceled, changed or delayed orders with orders from new customers cannot be assured, nor can there be any assurance that any of our current customers will continue to utilize our services. Because of these factors, backlog is not a meaningful indicator of future financial results.

Gross Profit

Gross profit decreased to $218.6 million for 2015 from $219.9 million in 2014. Our 2015 gross profit as a percentage of sales increased to 8.6% from 7.9% in 2014  primarily due to benefits from our increased higher-value market revenue base, ongoing operational excellence initiatives, as well as increased utilization associated with our restructuring activities. We experience fluctuations in gross profit from period to period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) decreased to $111.7 million in 2015 from $115.7 million in 2014. The decrease in SG&A was primarily attributable to reduced costs related to our continued integration and restructuring activities, a $2.7 million charge for provisions to accounts receivable associated with the GT Advance Technologies bankruptcy filing in 2014, and lower variable compensation expenses. Including the provisions to accounts receivable associated with the referenced bankruptcy, SG&A expenses, as a percentage of sales was 4.4% and 4.1%, respectively, for 2015 and 2014. This increase related primarily to decreased sales volumes.

Restructuring Charges and Integration and Acquisition-Related Costs

During 2015, we recognized $13.9 million of restructuring charges and integration and acquisition-related costs primarily related to acquisition costs of the Secure Acquisition and restructuring charges in connection with reductions in workforce of certain facilities primarily in the Americas. In 2014, we recognized $7.1 million of restructuring charges and integration and acquisition-related costs primarily related to integration costs of the CTS Acquisition. See Notes 2 and 16 to the Consolidated Financial Statements in Item 8 of this Report.

Thailand Flood-Related Items

Our facilities in Ayudhaya, Thailand flooded and remained closed from October 13, 2011 to December 20, 2011. As a result of the flooding and temporary closing of these facilities, we incurred property losses and flood related costs during 2012 and 2011, which were partially offset by insurance recoveries. During 2014, Thailand flood-related items resulted in a gain of $1.6 million of insurance proceeds. The recovery process with our insurance carriers was completed in the first quarter of 2014. See Note 17 to the Consolidated Financial Statements in Item 8 of this Report.

Asset Impairment Charge and Other

We disposed of our Tianjin, China subsidiary in 2014, which included a non-manufacturing facility, for $5.7 million, resulting in a gain of $1.5 million.

Interest Expense

Interest expense increased to $3.0 million in 2015 from $1.9 million in 2014 due to the additional debt incurred in connection with the Secure Acquisition and the accelerated amortization of debt issuance costs from our prior credit facility that was replaced in November 2015. See Note 6 to the Consolidated Financial Statements in Item 8 of this Report.

Income Tax Expense

Income tax benefit of $5.4 million represented a negative 6.0% effective tax rate for 2015, compared with $17.4 million that represented an effective tax rate of 17.4% for 2014. In 2015, we recorded discrete tax benefits of $21.2 million related to a reduced valuation allowance on U.S. net operating losses and the release of tax reserves associated with a foreign subsidiary for which the statutory period for tax audits expired. We had a tax incentive in China that expired at the end of 2012, but was extended in the first quarter of 2014 until 2015 and retroactively applied to the 2013 calendar year. The tax adjustment for the $1.2 million retroactive incentive for 2013 was recorded as a discrete tax benefit as of March 31, 2014. Excluding these tax items, the effective tax rate would have been 17.6% in 2015 compared to 18.7% in 2014. The decrease in the effective tax rate results primarily from taxable income in geographies with lower tax rates.

We have been granted certain tax incentives, including tax holidays, for our subsidiaries in China, Malaysia and Thailand that will expire at various dates, unless extended or otherwise renegotiated, through 2015 in China, 2016 in Malaysia, and 2028 in Thailand. See Note 9 to the Consolidated Financial Statements in Item 8 of this Report.

Net Income

We reported net income of $95.4 million, or $1.83 per diluted share for 2015, compared with net income of $81.2 million, or $1.50 per diluted share for 2014. The net increase of $14.2 million in 2015 derived from the factors discussed above.

2014 Compared With 2013

Sales

Sales for 2014 were $2.8 billion, a 12% increase from sales of $2.5 billion in 2013. The overall increase in sales related primarily to increased demand from existing customers, including new programs, new customers and the impact of the Suntron and CTS Acquisitions. The percentages of our sales by sector were as follows:

	2014	2013
Industrials (including aerospace and defense)	30%	28%
Telecommunications	29	23
Computing	21	30
Medical	11	11
Test & Instrumentation	9	8
	100%	100%

Industrials. 2014 sales increased 19% to $845.9 million from $712.4 million in 2013  primarily as a result of increased demand from existing customers, including new programs, and the impact of the Suntron and CTS Acquisitions.

Telecommunications. 2014 sales increased 39% to $807.2 million from $579.8 million in 2013. The increase was primarily due to new programs, increased demand from existing customers and the impact of the CTS Acquisition.

Computing. 2014 sales decreased 22% to $577.1 million from $737.4 million in 2013. The decrease was primarily due to the timing of program transitions as well as lower demand from our customers.

Medical. 2014 sales increased 10% to $310.7 million from $281.7 million in 2013 primarily as a result of new programs, and, to a lesser extent, the impact of the CTS Acquisition.

Testing & Instrumentation. 2014 sales increased 31% to $256.2 million from $195.2 million in 2013 primarily due to new programs, improvement in the semiconductor industry, and the impact of the Suntron Acquisition.

During 2014 and 2013, 53% and 51%, respectively, of our sales were from international operations.

We had a backlog of approximately $1.6 billion at December 31, 2014, compared to the 2013 year-end backlog of $1.7 billion.

Gross Profit

Gross profit increased 18% to $219.5 million for 2014 from $186.5 million in 2013 due primarily to an increase in sales. Our 2014 gross profit as a percentage of sales increased to 7.9% from 7.4% in 2013 primarily due to higher sales volume, changes in the mix of programs and the impact of the acquisitions.

Selling, General and Administrative Expenses

SG&A increased to $115.7 million in 2014 from $99.3 million in 2013. The increase related primarily to the Suntron and CTS acquisitions, support of increased sales volumes and a $2.7 million charge for provisions to accounts receivable associated with the bankruptcy filing of GT Advance Technologies in October 2014. SG&A as a percentage of sales was 4.1% and 4.0%, respectively, for 2014 and 2013. Excluding the provisions to accounts receivable associated with the referenced bankruptcy, SG&A as a percentage of sales was 4.0% in both 2014 and 2013.

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

Thailand Flood-Related Items

During 2014, Thailand flood-related items resulted in a gain of $1.6 million of insurance proceeds. The recovery process with our insurance carriers was completed during 2014. During 2013, Thailand flood-related items resulted in a gain of $41.3 million.

Asset Impairment Charge and Other

In 2014, we recognized a gain of $1.5 million from the sale of our Tianjin, China subsidiary. In 2013, we had recognized a non-cash asset impairment charge of $3.8 million related to the Tianjin facility and disposed of a non-manufacturing facility in Thailand for $1.6 million resulting in a gain of $1.2 million.

Income Tax Expense

Income tax expense of $17.4 million represented an effective tax rate of 17.4% for 2014, compared with $5.0 million that represented an effective tax rate of 4.3% for 2013. In 2014, we recorded a discrete tax benefit of $1.2 million related to the retroactive application of the tax incentive in China for 2013 that was granted in 2014. In 2013, we recorded a discrete U.S. tax benefit of $17.5 million related to  reduced valuation allowance on U.S. net operating losses and other deferred tax assets and a discrete tax benefit of approximately $0.8 million related to the American Taxpayer Relief Act of 2012 (ATRA) consisting of research and experimentation credits and decreases in U.S. taxable income related to previously taxed foreign transactions. ATRA retroactively restored the research and experimentation credit and other U.S. income tax benefits for 2012 and extends these provisions through the end of 2013. Excluding these tax items, the effective tax rate would have been 18.7% in 2014 compared to 19.1% in 2013. The decrease in the effective tax rate results primarily from taxable income in geographies with lower tax rates.

Net Income

We reported net income of $81.2 million, or $1.50 per diluted share for 2014, compared with net income of $110.9 million, or $2.03 per diluted share for 2013. The net decrease of $29.7 million in 2014 was due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our organic growth and operations through funds generated from operations. Cash and cash equivalents totaled $466.0 million at December 31, 2015 and $427.4 million at December 31, 2014, of which $424.0 million and $333.3 million, respectively, was held outside the U.S. in various foreign subsidiaries. Substantially all of the amounts held outside of the U.S. are intended to be permanently reinvested in foreign operations. Under current tax laws and regulations, if cash and cash equivalents held outside the U.S. were to be distributed to the U.S. in the form of dividends or otherwise, we would be subject to additional U.S. income taxes and foreign withholding taxes.

Cash provided by operating activities was $146.8 million in 2015. The cash provided by operations during 2015 consisted primarily of $95.4 million of net income adjusted for $49.7 million of depreciation and amortization, and a $52.8 million decrease in accounts receivable, offset by a $41.4 million decrease in accounts payable. The decrease in accounts receivable was primarily driven by the decline in fourth quarter sales from 2014 to 2015. The decrease in accounts payable in 2015 is a result of lower fourth quarter activity in 2015 compared to 2014. Working capital was $1.1 billion at December 31, 2015 and $1.0 billion at December 31, 2014.

We are continuing the practice of purchasing components only after customer orders or forecasts are received, which mitigates, but does not eliminate, the risk of loss on inventories. Supplies of electronic components and other materials used in operations are subject to industry-wide shortages. In certain instances, suppliers may allocate available quantities to us. If shortages of these components and other material supplies used in operations occur, vendors may not ship the quantities we need for production, and we may be forced to delay shipments, which would increase backorders and impact cash flows.

Cash used in investing activities was $266.8 million in 2015 primarily due to the purchase of Secure, net of cash acquired totaling $229.6 million and the purchases of additional property, plant and equipment totaling $37.1 million. These purchases were primarily for machinery and equipment in the Americas and Asia.

Cash provided by financing activities was $159.6 million in 2015. In connection with the Secure Acquisition, we borrowed $230.0 million under a term loan facility (the Term Loan Facility) that was used to finance the purchase price of the acquisition. Share repurchases totaled $68.4 million, and we received $2.0 million from the exercise of stock options.

Under the terms of our new $430.0 million Credit Agreement (the Credit Agreement), in addition to the Term Loan Facility, we have a $200.0 million five-year revolving credit facility (the Revolving Credit Facility) to be used for general corporate purposes with a maturity date of November 12, 2020. The Credit Agreement includes an accordion feature pursuant to which total commitments under the facility may be increased by an additional $150.0 million, subject to satisfaction of certain conditions. As of December 31, 2015, we had $230.0 million in borrowings outstanding under the Term Loan Facility and $1.6 million in letters of credit outstanding under the Revolving Credit Facility. $198.4 million remains available for future borrowings under the Revolving Credit Facility. See Note 6 to the Consolidated Financial Statements in Item 8 of this Report for more information regarding the terms of the Credit Agreement.

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

As of December 31, 2015, we had cash and cash equivalents totaling $466.0 million and $198.4 million available for borrowings under the Credit Agreement. During the next 12 months, we believe our capital expenditures will approximate $40 million to $50 million, principally for machinery and equipment to support our ongoing business around the globe.

On both December 7, 2015 and December 4, 2014, our Board of Directors approved the repurchase of up to $100.0 million of our outstanding common shares. As of December 31, 2015, we had $134.7 million remaining under the repurchase programs to purchase additional shares. We are under no commitment or obligation to repurchase any particular amount of common shares. Management believes that our existing cash balances and funds generated from operations will be sufficient to permit us to meet our liquidity requirements over the next 12 months. Management further believes that our ongoing cash flows from operations and any borrowings we may incur under our Revolving Credit Facility will enable us to meet operating cash requirements in future years. Should we desire to consummate significant acquisition opportunities, our capital needs would increase and could possibly result in our need to increase available borrowings under our Credit Agreement or access public or private debt and equity markets. There can be no assurance, however, that we would be successful in raising additional debt or equity on acceptable terms.

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

Inventory Obsolescence

We purchase inventory based on forecasted demand and record inventory at the lower of cost or market. We write down inventory for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and estimated market value based on assumptions of future demands and market conditions. We evaluate our inventory valuation on a quarterly basis based on current and forecasted usage and the latest forecasts of product demand and production requirements from our customers. Customers frequently make changes to their forecasts, which requires us to make changes to our inventory purchases, commitments, and production scheduling and may require us to cancel open purchase commitments with our vendors. This process may lead to on-hand inventory quantities and on-order purchase commitments that exceed our customers’ revised needs, or parts that become obsolete before use in production. We write down excess and obsolete inventory when we determine that our customers are not responsible for it, or if we believe our customers will be unable to fulfill their obligation to ultimately purchase it. If actual market conditions are less favorable than those we projected, additional inventory write-downs may be required.

Income Taxes

We estimate our income tax provision in each of the jurisdictions where we operate, including estimating exposures related to uncertain tax positions. We must also make judgments regarding the ability to realize the deferred tax assets. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Our valuation allowance as of December 31, 2015 of $17.2 million primarily relates to deferred tax assets from our foreign net operating loss tax carryforwards of $12.4 million.

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

During 2015 and 2013, we evaluated the recoverability of our deferred tax assets using the criteria described above and concluded that our projected future taxable income in the U.S. is sufficient to utilize additional net operating loss carryforwards and other deferred tax assets. As a result, we reduced our U.S. valuation allowance by $19.6 million and $17.5 million, respectively, in 2015 and 2013.

We are subject to examination by tax authorities for different periods in various U.S. and foreign tax jurisdictions. During the course of such examinations, disputes may occur as to matters of fact and/or law. In most tax jurisdictions the passage of time without examination will result in the expiration of applicable statutes of limitations, thereby precluding the taxing authority from examining the relevant tax period(s). We believe that we have adequately provided for our tax liabilities.

Impairment of Long-Lived Assets and Goodwill

Long-lived assets, such as property, plant, and equipment, purchased intangibles subject to amortization and indefinite lived intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge would be recognized by the amount that the carrying amount of the asset exceeds the fair value of the asset.

Goodwill is tested for impairment on an annual basis, at a minimum, and whenever events and circumstances indicate that the carrying amount may be impaired. Circumstances that may lead to the impairment of goodwill include unforeseen decreases in future performance or industry demand or the restructuring of our operations as a result of a change in our business strategy. We perform a qualitative assessment to determine if goodwill is potentially impaired. If the qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if we elect not to perform a qualitative assessment, then we would be required to perform a quantitative impairment test for goodwill. This two-step process involves determining the fair values of the reporting units and comparing those fair values to the carrying values, including goodwill, of the reporting unit. An impairment loss would be recognized to the extent that the carrying amount exceeds the asset’s fair value. For purposes of performing our goodwill impairment assessment, our reporting units are the same as our operating segments as defined in Note 13 to the Consolidated Financial Statements in Item 8 of this Report. As of December 31, 2015 and 2014, we had goodwill of approximately $199.3 million and $46.0 million, respectively, associated with our Americas and Asia business segments.  The preliminary allocation of the Secure Acquisition net purchase price added $153.3 million of goodwill in 2015.

Based on our qualitative assessment of goodwill as of December 31, 2015, 2014 and 2013, we concluded that it was more likely than not that the fair value of our Americas and Asia business segments were greater than their carrying amounts, and therefore no further testing was required.

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

CONTRACTUAL OBLIGATIONS

We have certain contractual obligations that extend out beyond 2016 under lease obligations and debt arrangements. Non-cancelable purchase commitments do not typically extend beyond the normal lead-time of several weeks. Purchase orders beyond this time frame are typically cancelable. We do not utilize off-balance sheet financing techniques other than traditional operating leases and we have not guaranteed the obligations of any entity that is not one of our wholly owned subsidiaries. The total contractual cash obligations in existence at December 31, 2015 due pursuant to contractual commitments are:

	Payments due by period

		Less than	1-3	3-5	More than
(in thousands)	Total	1 year	years	years	5 years

Operating lease obligations	$45,785	$12,232	$16,554	$9,210	$7,789
Capital lease obligations	12,696	1,645	3,390	3,527	4,134
Long-term debt obligations	230,023	11,506	28,767	189,750	—

Total obligations	$288,504	$25,383	$48,711	$202,487	$11,923

The amount of unrecognized tax benefits as of December 31, 2015 including interest and penalties was $16.4 million. We have not provided a detailed estimate of the timing of future cash outflows associated with the liabilities recognized in this balance due to the uncertainty of when the related tax settlements may become due. See Note 9 to the Consolidated Financial Statements in Item 8 of this Report.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2015, we did not have any significant off-balance sheet arrangements. See Note 11 to the Consolidated Financial Statements in Item 8 of this Report.

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

We transact business in various foreign countries and are subject to foreign currency fluctuation risks. We use natural hedging and forward contracts to economically hedge transactional exposure primarily associated with trade accounts receivable, other receivables and trade accounts payable denominated in a currency other than the functional currency of the respective operating entity. We do not use derivative financial instruments for speculative purposes. The forward contracts in place as of December 31, 2015 have not been designated as accounting hedges and, therefore, changes in fair value are recorded within our Consolidated Statements of Income.

Our sales are substantially denominated in U.S. dollars. Our foreign currency cash flows are generated in certain European and Asian countries and Mexico.

We are also exposed to market risk for changes in interest rates on our financial instruments, a portion of which relates to our invested cash balances. We do not use derivative financial instruments in our investing activities. We place cash and cash equivalents and investments with various major financial institutions. We protect our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by generally investing in investment grade securities.

We are also exposed to interest rate risk on borrowings under our Credit Agreement. As of December 31, 2015, we had $230 million outstanding on the floating rate term loan facility. Effective December 31, 2015, we entered into an interest rate swap agreement with a notional amount of $172.5 million. Under this interest rate swap agreement, we receive variable rate interest rate payments and pay fixed rate interest payments. The effect of this swap is to convert a portion of our floating rate interest expense to fixed interest rate expense. The interest rate swap is designated as a cash flow hedge.

Item 8.  Financial Statements and Supplementary Data.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
(in thousands, except par value)	2015	2014

Assets
Current assets:
Cash and cash equivalents	$465,995	$427,376
Accounts receivable, net of allowance for doubtful accounts of $3,417
and $2,943, respectively	479,140	520,389
Inventories	411,986	401,261
Prepaid expenses and other assets	31,351	29,018
Income taxes receivable	156	572
Total current assets	1,388,628	1,378,616
Property, plant and equipment, net	178,170	190,180
Goodwill	199,290	45,970
Deferred income taxes	14,088	31,413
Other, net	113,702	29,169
	$1,893,878	$1,675,348

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt and capital lease obligations	$12,284	$676
Accounts payable	251,163	289,786
Income taxes payable	5,069	5,450
Accrued liabilities	64,578	63,166
Total current liabilities	333,094	359,078
Long-term debt and capital lease obligations, less current installments	222,909	8,845
Other long-term liabilities	15,971	17,800
Shareholders’ equity:
Preferred shares, $0.10 par value; 5,000 shares authorized, none issued	—	—
Common shares, $0.10 par value; 145,000 shares authorized;
issued and outstanding – 50,178 and 52,994, respectively	5,018	5,300
Additional paid-in capital	624,997	649,715
Retained earnings	704,905	644,085
Accumulated other comprehensive loss	(13,016)	(9,475)
Total shareholders’ equity	1,321,904	1,289,625
Commitments and contingencies
	$1,893,878	$1,675,348

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Consolidated Statements of Income

	Year ended December 31,
(in thousands, except per share data)	2015	2014	2013

Sales	$2,540,873	$2,797,061	$2,506,467
Cost of sales	2,322,299	2,577,204	2,319,983
Gross profit	218,574	219,857	186,484
Selling, general and administrative expenses	111,744	115,700	99,331
Restructuring charges and integration and acquisition-related costs	13,861	7,131	9,348
Thailand flood-related items, net of insurance	—	(1,571)	(41,325)
Asset impairment charge and other	—	(1,547)	2,606
Income from operations	92,969	100,144	116,524
Interest expense	(2,996)	(1,890)	(1,934)
Interest income	1,207	2,048	1,688
Other expense	(1,141)	(1,673)	(315)
Income before income taxes	90,039	98,629	115,963
Income tax expense (benefit)	(5,362)	17,388	5,018
Net income	$95,401	$81,241	$110,945

Earnings per share:
Basic	$1.85	$1.52	$2.05
Diluted	$1.83	$1.50	$2.03

Weighted-average number of shares outstanding:
Basic	51,573	53,538	54,213
Diluted	52,088	54,222	54,779

See accompanying notes to consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	Year ended December 31,
(in thousands)	2015	2014	2013

Net income	$95,401	$81,241	$110,945
Other comprehensive income (loss):
Foreign currency translation adjustments	(3,391)	(1,598)	591
Unrealized gain (loss) on investments, net of tax	(31)	1,369	418
Other	(119)	(152)	433
Other comprehensive income (loss)	(3,541)	(381)	1,442
Comprehensive income	$91,860	$80,860	$112,387

See accompanying notes to consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity

					Accumulated
			Additional		other		Total
		Common	paid-in	Retained	comprehensive	Treasury	shareholders’
(in thousands)	Shares	shares	capital	earnings	loss	shares	equity
Balances, December 31, 2012	55,186	$5,519	$651,148	$493,666	$(10,536)	$(272)	$1,139,525
Stock-based compensation expense	—	—	6,267	—	—	—	6,267
Shares repurchased and retired	(2,093)	(209)	(22,556)	(18,403)	—	—	(41,168)
Stock options exercised	713	71	11,132	—	—	—	11,203
Vesting of restricted stock units, net
of restricted share forfeitures	27	3	(3)	—	—	—	—
Shares withheld for taxes	(8)	(1)	(141)	—	—	—	(142)
Excess tax shortfall of
stock-based compensation	—	—	(1,253)	—	—	—	(1,253)
Comprehensive income	—	—	—	110,945	1,442	—	112,387
Balances, December 31, 2013	53,825	5,383	644,594	586,208	(9,094)	(272)	1,226,819
Stock-based compensation expense	—	—	7,213	—	—	—	7,213
Shares repurchased and retired	(1,861)	(186)	(20,250)	(23,364)	—	—	(43,800)
Stock options exercised	940	94	18,773	—	—	—	18,867
Vesting of restricted stock units, net
of restricted share forfeitures	103	10	(10)	—	—	—	—
Shares withheld for taxes	(13)	(1)	(308)	—	—	—	(309)
Excess tax shortfall of
stock-based compensation	—	—	(25)	—	—	—	(25)
Cancellation of treasury shares	—	—	(272)	—	—	272	—
Comprehensive income	—	—	—	81,241	(381)	—	80,860
Balances, December 31, 2014	52,994	5,300	649,715	644,085	(9,475)	—	1,289,625
Stock-based compensation expense	—	—	7,709	—	—	—	7,709
Shares repurchased and retired	(3,066)	(307)	(33,477)	(34,581)	—	—	(68,365)
Stock options exercised	114	11	1,965	—	—	—	1,976
Vesting of restricted stock units, net
of restricted share forfeitures	160	16	(16)	—	—	—	—
Shares withheld for taxes	(24)	(2)	(569)	—	—	—	(571)
Excess tax shortfall of
stock-based compensation	—	—	(330)	—	—	—	(330)
Comprehensive income	—	—	—	95,401	(3,541)	—	91,860
Balances, December 31, 2015	50,178	$5,018	$624,997	$704,905	$(13,016)	$—	$1,321,904

See accompanying notes to consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2015	2014	2013
Cash flows from operating activities:
Net income	$95,401	$81,241	$110,945
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	42,822	41,259	36,179
Amortization	6,850	5,190	4,763
Deferred income taxes	(12,781)	12,027	(5,786)
Asset impairments	1,201	802	5,504
Thailand flood insurance recovery	—	(550)	(10,748)
Gain on sale of subsidiary	—	(1,547)	—
Gain on the sale of property, plant and equipment	(85)	(78)	(1,161)
Stock-based compensation expense	7,709	6,427	7,053
Excess tax benefits from stock-based compensation	(481)	(634)	(354)
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts receivable	52,847	37,862	(56,633)
Inventories	3,974	(6,153)	(17,832)
Prepaid expenses and other assets	(3,202)	(1,278)	6,335
Accounts payable	(41,388)	(36,646)	19,725
Accrued liabilities	(5,104)	(1,178)	(9,305)
Income taxes	(959)	(1,304)	10,178
Net cash provided by operations	146,804	135,440	98,863
Cash flows from investing activities:
Proceeds from sales of investments at par	50	10,282	821
Additions to property, plant and equipment	(37,128)	(44,211)	(26,829)
Proceeds from the sale of property, plant and equipment	605	452	1,908
Additions to purchased software	(934)	(1,178)	(1,908)
Business acquisitions, net of cash acquired	(229,582)	750	(94,271)
Proceeds from sale of subsidiary, net of cash disposed	—	5,512	—
Thailand flood property insurance proceeds	—	550	10,748
Other	188	367	814
Net cash used in investing activities	(266,801)	(27,476)	(108,717)
Cash flows from financing activities:
Proceeds from stock options exercised	1,976	18,867	11,203
Excess tax benefits from stock-based compensation	481	634	354
Borrowings under credit agreement	250,000	—	—
Principal payments on long-term debt and
capital lease obligations	(20,676)	(582)	(497)
Share repurchases	(68,365)	(43,800)	(41,168)
Debt issuance costs	(3,779)	—	—
Net cash provided by (used in) financing activities	159,637	(24,881)	(30,108)
Effect of exchange rate changes	(1,021)	(1,262)	938
Net increase (decrease) in cash and cash equivalents	38,619	81,821	(39,024)
Cash and cash equivalents at beginning of year	427,376	345,555	384,579
Cash and cash equivalents at end of year	$465,995	$427,376	$345,555

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

(b) Principles of Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and include the financial statements of Benchmark Electronics, Inc. and its wholly owned and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(c) Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity at the date of purchase of three months or less to be cash equivalents. Cash equivalents of $381.6 million and $314.1 million at December 31, 2015 and 2014, respectively, consist primarily of money-market funds and time deposits with an initial term of less than three months.

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

As of December 31, 2015, all of the Company’s long-term investments totaling $1.0 million (par value) were included in other assets and were recorded at fair value using Level 3 inputs. As of December 31, 2015, there were no long-term investments measured at fair value using Level 1 or Level 2 inputs. All income generated from these investments is recorded as interest income.

See accompanying notes to consolidated financial statements.

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

(i) Impairment of Long-Lived Assets and Goodwill

Long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. Assets to be disposed of would be separately disclosed and reported at the lower of the carrying amount or estimated fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be disclosed separately in the appropriate asset and liability sections of the consolidated balance sheet.

Goodwill is tested for impairment on an annual basis, at a minimum, and whenever events and changes in circumstances suggest that the carrying amount may be impaired. Circumstances that may lead to the impairment of goodwill include unforeseen decreases in future performance or industry demand or the restructuring of our operations as a result of a change in our business strategy. A qualitative assessment is allowed to determine if goodwill is potentially impaired. Based on this qualitative assessment, if the Company determines that it is more likely than not that the reporting unit’s fair value is less than its carrying value, then it performs a two-step goodwill impairment test, otherwise no further analysis is required. In connection with its annual goodwill impairment assessments as of December 31, 2015, 2014 and 2013, the Company concluded that goodwill was not impaired.

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

The following table sets forth the calculation of basic and diluted earnings per share.

	Year Ended December 31,
(in thousands, except per share data)	2015	2014	2013

Net income	$95,401	$81,241	$110,945

Denominator for basic earnings per share – weighted-
average number of common shares outstanding
during the period	51,573	53,538	54,213
Incremental common shares attributable to exercise of
dilutive options	318	450	324
Incremental common shares attributable to outstanding
restricted shares and restricted stock units	197	234	242
Denominator for diluted earnings per share	52,088	54,222	54,779
Basic earnings per share	$1.85	$1.52	$2.05
Diluted earnings per share	$1.83	$1.50	$2.03

Options to purchase 1.3 million, 0.7 million and 1.2 million common shares in 2015, 2014 and 2013, respectively, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

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

(m) Stock-Based Compensation

All share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on their grant date fair values. The total compensation cost recognized for stock-based awards was $7.7 million, $6.4 million and $7.1 million for 2015, 2014 and 2013, respectively. The total income tax benefit recognized in the income statement for stock-based awards was $3.1 million, $2.6 million and $2.6 million for 2015, 2014 and 2013, respectively. The compensation expense for stock-based awards includes an estimate for forfeitures and is recognized over the vesting period of the awards using the straight-line method. Cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards (excess tax benefits) are classified as cash flows from financing activities. Awards of restricted shares, restricted stock units and performance-based restricted stock units are valued at the closing market price of the Company’s common shares on the date of grant. For performance-based restricted stock units, compensation expense is based on the probability that the performance goals will be achieved, which is monitored by management throughout the requisite service period. When it becomes probable, based on the Company’s expectation of performance during the measurement period, that more or less than the previous estimate of the awarded shares will vest, an adjustment to stock-based compensation expense will be recognized as a change in accounting estimate.

As of December 31, 2015, the unrecognized compensation cost and remaining weighted-average amortization related to stock-based awards were as follows:

Performance-
based
			Restricted	Restricted
	Stock	Restricted	Stock	Stock
(in thousands)	Options	Shares	Units	Units(1)
Unrecognized compensation cost	$4,194	$84	$7,169	$2,301
Remaining weighted-average
amortization period	1.6 years	0.1 years	2.2 years	1.8 years

(1) Based on the probable achievement of the performance goals identified in each award.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average fair value per option granted during 2015, 2014 and 2013 was $8.76, $9.91 and $7.87, respectively. The weighted-average assumptions used to value the options granted during 2015, 2014 and 2013 were as follows:

	Year Ended December 31,
(in thousands)	2015	2014	2013
Options granted	289	378	348
Expected term of options	6.4 years	7.0 years	7.4 years
Expected volatility	35%	39%	42%
Risk-free interest rate	1.886%	2.081%	1.396%
Dividend yield	zero	zero	zero

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

The total cash received as a result of stock option exercises in 2015, 2014 and 2013 was approximately $2.0 million, $18.9 million and $11.2 million, respectively. The tax benefit realized as a result of stock option exercises and the vesting of other share-based awards during 2015, 2014 and 2013 was $2.1 million, $2.9 million and $2.2 million, respectively. For 2015, 2014 and 2013, the total intrinsic value of stock options exercised was $0.7 million, $3.7 million and $3.2 million, respectively.

The Company awarded performance-based restricted stock units to employees during 2015, 2014 and 2013. The number of performance-based restricted stock units that will ultimately be earned will not be determined until the end of the corresponding performance periods, and may vary from as low as zero to as high as three times the target number depending on the level of achievement of certain performance goals. The level of achievement of these goals is based upon the audited financial results of the Company for the last full calendar year within the performance period. The performance goals consist of certain levels of achievement using the following financial metrics: revenue growth, operating margin expansion, and return on invested capital. If the performance goals are not met based on the Company’s financial results, the applicable performance-based restricted stock units will not vest and will be forfeited. Shares subject to forfeited performance-based restricted stock units will be available for issuance under the Company’s 2010 Omnibus Incentive Compensation Plan (the 2010 Plan).

(n) Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in accordance with U.S. GAAP. On an ongoing basis, management evaluates these estimates, including those related to accounts receivable, inventories, income taxes, long-lived assets, stock-based compensation and contingencies and litigation. Actual results could differ from those estimates.

(o) Fair Values of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts and other receivables, accounts payable, accrued liabilities, capital lease and long-term debt obligations and derivative instruments. The Company believes that the carrying values of these instruments approximate their fair value. As of December 31, 2015, the Company’s long-term investments are recorded at fair value. See Note 11.

(p) Foreign Currency

For foreign subsidiaries using the local currency as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expenses are translated at average exchange rates. The effects of these translation adjustments are reported in other comprehensive income. Exchange losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in other expense and totaled approximately $2.3 million, $1.3 million and $0.9 million in 2015, 2014 and 2013, respectively. These amounts include the amount of gain (loss) recognized in income due to forward currency exchange contracts.

(q) Derivative Instruments

All derivative instruments are recorded on the balance sheet at fair value. The Company periodically enters into forward currency exchange contracts and effective December 31, 2015 entered into an interest rate swap agreement. The Company does not intend to use derivative financial instruments for speculative purposes. Generally, if a derivative instrument is designated as a cash flow hedge, the change in the fair value of the derivative is recorded in other comprehensive income to the extent the derivative is effective, and recognized in the Consolidated Statement of Income when the hedged item affects earnings. Changes in fair value of derivatives that are not designated as hedges are recorded in earnings. Cash receipts and cash payments related to derivative instruments are recorded in the same category as the cash flows from the items being hedged on the Consolidated Statements of Cash Flows.

(r) Recently Enacted Accounting Principles

In February 2016, the Financial Accounting Standards Board (FASB) issued a new accounting standards update changing the accounting for leases and including a requirement to record all leases on the consolidated balance sheets as assets and liabilities. This update is effective for fiscal years beginning after December 15, 2018. The Company will adopt this update effective January 1, 2019. The adoption of this standard will impact the Company’s consolidated balance sheet. The Company is currently evaluating the impact this standard will have on its consolidated financial statements and related disclosures.

In November 2015, the FASB issued guidance that simplifies the presentation of deferred income taxes by eliminating the requirement for companies to present deferred tax liabilities and assets as current and non-current on the consolidated statements of position. Instead, companies are required to classify all deferred tax assets and liabilities as non-current. This guidance is effective for annual and interim periods beginning after December 15, 2016 and early adoption is permitted. The Company early adopted this guidance retrospectively on December 31, 2015. As a result, the Company reclassified current deferred tax assets to non-current deferred tax assets on the consolidated balance sheet. The adoption of this guidance did not have a material impact on the Company’s consolidated balance, and had no impact on its results of operations or cash flows. All prior period financial information presented herein has been adjusted to reflect the retrospective application of this guidance.

In September 2015, the FASB issued an accounting standards update to simplify the accounting for measurement-period adjustments for an acquirer in a business combination. The update will require an acquirer to recognize any adjustments to provisional amounts of the initial accounting for a business combination with a corresponding adjustment to goodwill in the reporting period in which the adjustments are determined, as opposed to revising prior periods presented in financial statements. Thus, an acquirer shall adjust its financial statements as needed, including recognizing in its current-period earnings the full effect of changes in depreciation, amortization, or other income effects, by line item, if any, as a result of the change to the provisional amounts calculated as if the accounting had been completed at the acquisition date. This update is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted, and the update must be applied prospectively. The Company will adopt this update effective January 1, 2016 and does not expect the standard to have a  material impact on its consolidated financial position, results of operations and cash flows.

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

In April 2015, the FASB issued a new standard that changes the presentation of debt issuance costs in the financial statements to present such costs as a direct deduction from the related debt liability rather than as an asset. Amortization of debt issuance costs are reported as interest expense. This new standard is effective for annual reporting periods beginning after December 15, 2015. The Company early adopted this standard on December 31, 2015. As a result, the Company reflected debt issuance costs as a direct deduction to long-term debt on the consolidated balance sheet as of December 31, 2015. The adoption of this standard did not have an impact on the 2014 consolidated balance sheet as the Company had no borrowings outstanding as of December 31, 2014, and had no impact on its results of operations or cash flows. See Note 6.

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

(t) Adjustments to Previously Reported Amounts

During the third quarter of 2015, management identified and recorded a correction of an immaterial error related to the remeasurement of a foreign-currency-denominated receivable at one of the Company’s foreign locations. Management evaluated the materiality of the error from qualitative and quantitative perspectives and determined the error to be immaterial to the consolidated financial statements for the current and prior periods. The Company has revised its previously reported 2014 and 2013 historical consolidated financial statements as published herein to reflect the correction of this immaterial error. The effect on certain line items in the December 31, 2014 consolidated balance sheet was as follows:

	December 31, 2014
	(as previously
(in thousands)	reported)	(as revised)
Prepaids and other assets	$30,453	$29,018
Income taxes payable	5,470	5,450
Retained earnings	$645,500	$644,085

The effect on certain line items in the 2014 and 2013 consolidated statements of income as previously reported was as follows:

	Year Ended		Year Ended
	December 31, 2014		December 31, 2013
	(as previously		(as previously
(in thousands)	reported)	(as revised)	reported)	(as revised)
Other expense	$(452)	$(1,673)	$(101)	$(315)
Income tax expense	17,408	17,388	5,018	5,018
Net income	$82,442	$81,241	$111,159	$110,945
Earnings per share:
Basic	$1.54	$1.52	$2.05	$2.05
Diluted	$1.52	$1.50	$2.03	$2.03

The effect on certain line items in the 2014 and 2013 consolidated statements of cash flows as previously reported was as follows:

	December 31, 2014		December 31, 2013
	(as previously		(as previously
(in thousands)	reported)	(as revised)	reported)	(as revised)
Net cash provided by operations	$136,601	$135,440	$99,077	$98,863
Effect of exchange rate changes	$(2,483)	$(1,262)	$724	$938

Note 2—Acquisitions

On November 12, 2015, the Company acquired all of the outstanding common stock of Secure Communication Systems, Inc. and its subsidiaries (collectively referred to as Secure Technology or Secure) (the Secure Acquisition) for a purchase price of $230 million subject to a working capital adjustment. Secure Technology is a leading provider of customized high performance electronics, sub-systems, and component solutions for mission critical applications. The transaction was financed with borrowings under the Company’s new term loan facility.

The preliminary allocation of the Secure Acquisition’s net purchase price resulted in $153.3 million of goodwill. The final allocation of the purchase price, which the Company expects to complete as soon as practical but no later than one year from the acquisition date, may differ from the amounts included in these financial statements. Management does not expect adjustments, if any, resulting from changes to the purchase price allocation, to have a material effect on the Company’s financial position or results of operations.

The following is an estimate of the purchase price for Secure and the preliminary purchase price allocation (in thousands):

Purchase price paid	$230,504
Cash acquired	(922)
Purchase price, net of cash received	$229,582

Acquisition-related costs for 2015	$4,527

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$922
Accounts receivable	12,839
Inventories	16,020
Other current assets	1,569
Property, plant and equipment	2,048
Other assets	97
Trade names and trademarks intangible	7,800
Technology licenses intangible	15,500
Customer relationships intangible	67,100
Goodwill	153,320
Current liabilities	(16,714)
Long-term debt	(24)
Other long-term liabilities	(800)
Deferred income taxes	(29,173)
Total identifiable net assets	$230,504

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

Purchase price paid	$75,982
Cash acquired	(981)
Purchase price, net of cash received	$75,001

Integration costs for 2015	$1,029

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$981
Accounts receivable	32,480
Inventories	40,494
Other current assets	1,472
Property, plant and equipment	15,175
Goodwill	8,058
Customer relationships intangible	15,500
Other assets	129
Deferred income taxes	(1,620)
Current liabilities	(36,687)
Total identifiable net assets	$75,982

The following summary pro forma condensed consolidated financial information reflects the Secure Acquisition as if it had occurred on January 1, 2014 and the Suntron and CTS Acquisitions as if they had occurred on January 1, 2013 for purposes of the statements of income. This summary pro forma information is not necessarily representative of what the Company’s results of operations would have been had these acquisitions in fact occurred on January 1 of 2014 and 2013, and is not intended to project the Company’s results of operations for any future period.

Pro forma condensed consolidated financial information for 2015, 2014 and 2013 (unaudited):

	Year Ended December 31,
(in thousands)	2015	2014	2013
Net sales	$2,622,246	$2,896,638	$2,693,145
Net income	$95,595	$80,025	$45,271

Note 3—Inventories

Inventory costs are summarized as follows:

	December 31,
(in thousands)	2015	2014
Raw materials	$276,470	$266,556
Work in process	86,475	84,673
Finished goods	49,041	50,032
	$411,986	$401,261

Note 4—Property, Plant and Equipment

Property, plant and equipment consists of the following:

	December 31,
(in thousands)	2015	2014
Land	$6,169	$6,339
Buildings and building improvements	89,720	92,599
Machinery and equipment	432,582	426,780
Furniture and fixtures	8,049	7,843
Vehicles	1,009	1,002
Leasehold improvements	19,729	18,237
	557,258	552,800
Less accumulated depreciation	(379,088)	(362,620)
	$178,170	$190,180

Note 5—Goodwill and Other Intangible Assets

The changes each year in goodwill allocated to the Company’s reportable segments were as follows:

(in thousands)	Americas	Asia	Total
Goodwill at December 31, 2012	$—	$37,912	$37,912
Acquisitions	6,641	138	6,779
Goodwill at December 31, 2013	6,641	38,050	44,691
Purchase accounting adjustments	1,227	52	1,279
Goodwill at December 31, 2014	7,868	38,102	45,970
Acquisition	153,320	—	153,320
Goodwill at December 31, 2015	$161,188	$38,102	$199,290

The purchase accounting adjustments in 2014 related to the CTS Acquisition were based on management’s estimates resulting from review of information obtained after the acquisition date that related to facts and circumstances that existed at the acquisition date. See Note 2.

Other assets consist primarily of acquired identifiable intangible assets and capitalized purchased software costs. Acquired identifiable intangible assets as of December 31, 2015 and 2014 were as follows:

	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
Customer relationships	$100,092	$(19,822)	$80,270
Purchased software costs	29,754	(27,394)	2,360
Technology licenses	26,800	(10,477)	16,323
Trade names and trademarks	7,800	—	7,800
Other	868	(213)	655
Intangible assets, December 31, 2015	$165,314	$(57,906)	$107,408

	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
Customer relationships	$33,188	$(16,099)	$17,089
Purchased software costs	29,329	(26,628)	2,701
Technology licenses	11,300	(9,434)	1,866
Other	868	(190)	678
Intangible assets, December 31, 2014	$74,685	$(52,351)	$22,334

Customer relationships are being amortized on a straight-line basis over a period of 10 to 14 years. Capitalized purchased software costs are amortized straight-line over the estimated useful life of the related software, which ranges from 2 to 10 years. Technology licenses are being amortized over their estimated useful lives in proportion to the economic benefits consumed. During 2015, 2014 and 2013, $0.9 million, $1.2 million and $1.9 million, respectively, of purchased software costs were capitalized. During 2015, in connection with the Secure Acquisition, the Company acquired trade names and trademarks that have been determined to have an indefinite life. Amortization of intangible assets with definite lives for 2015, 2014 and 2013 was $6.3 million, $5.0 million and $4.6 million, respectively.

The estimated future amortization expense of acquired intangible assets for each of the next five years is as follows (in thousands):

Year ending December 31,	Amount
2016	$12,951
2017	10,661
2018	9,764
2019	9,695
2020	9,170

As of December 31, 2013, the Company had an asset held for sale in other assets with a net book value of $5.4 million. During 2014, the Company completed the sale of its Tianjin subsidiary which included this asset for $5.7 million resulting in a $1.5 million gain.

Note 6—Borrowing Facilities

Long-term debt and capital lease obligations outstanding as of December 31, 2015 and 2014 consists of the following:

	December 31,
(in thousands)	2015	2014
Term loan	$230,000	$—
Capital lease obligations	8,845	9,521
Other	24	—
Total principal amount	238,869	9,521
Less unamortized debt issuance costs	3,676	—
Long-term debt and capital lease obligations	$235,193	$9,521

		Unamortized
		Debt
		Issuance
(in thousands)	Principal	Costs
Term loan, due in 2020	$230,000	$3,676
Capital lease obligations, due in 2023	8,845	—
Other	24	—
Total	$238,869	$3,676

On November 12, 2015, the Company entered into a $430 million Credit Agreement (the Credit Agreement) by and among Benchmark, JPMorgan Chase Bank, N.A. as administrative agent and collateral agent (the Administrative Agent) and the financial institutions acting as lenders from time to time. This Credit Agreement provides for a five-year $200 million revolving credit facility and a five-year $230 million term loan facility (the Term Loan), both with a maturity date of November 12, 2020. The proceeds of the $230 million term loan facility were used to finance the purchase price of the acquisition of Secure Technology. The revolving credit facility is available for general corporate purposes, may be drawn in foreign currencies up to an amount equivalent to $20 million, and may be used for letters of credit up to $20 million. The Credit Agreement includes an accordion feature, pursuant to which total commitments under the facility may be increased by an additional $150 million, subject to satisfaction of certain conditions.

The Term Loan must be repaid in 20 consecutive quarterly installments beginning March 31, 2016, with the balance payable on the maturity date.

Interest on outstanding borrowings under the Credit Agreement accrues, at our option, at (a) the adjusted London interbank offered rate as administered by the ICE Benchmark Administration (LIBO) plus 1.25% to 2.25%, or (b) the alternative base rate plus 0.25% to 1.25%, and is payable quarterly in arrears. The alternative base rate is equal to the highest of (i) the Administrative Agent’s prime rate, (ii) the federal funds rate plus 0.50% and (iii) the adjusted LIBO rate plus 1.00%. The margin on the interest rates fluctuates based upon the ratio of Benchmark’s debt to its consolidated EBITDA (the Total Leverage Ratio).  As of December 31, 2015, $172.5 million of the outstanding debt under the Credit Agreement was effectively at a fixed interest rate as a result of a $172.5 million notional amount of interest rate swap contract discussed in Note 11. A commitment fee of 0.30% to 0.40% per annum (based on the Total Leverage Ratio) on the unused portion of the revolving credit line is payable quarterly in arrears.

The Credit Agreement is generally secured by a pledge of (a) all the capital stock of Benchmark’s domestic subsidiaries and 65% of the capital stock of Benchmark’s foreign subsidiaries, (b) any indebtedness owed to Benchmark and its subsidiaries and (c) all or substantially all other personal property of Benchmark and its domestic subsidiaries (including, accounts receivable, inventory and fixed assets of Benchmark and its domestic subsidiaries), in each case, subject to customary exceptions and limitations. The Credit Agreement contains financial covenants as to debt leverage and interest coverage, and certain customary affirmative and negative covenants, including restrictions on our ability to incur additional debt and liens, pay dividends, repurchase shares, sell assets and merge or consolidate with other persons. Amounts due under the Credit Agreement may be accelerated upon specified events of default, including a failure to pay amounts due, breach of a covenant, material inaccuracy of a representation, or occurrence of bankruptcy or insolvency, subject, in some cases, to cure periods.  As of December 31, 2015, the Company was in compliance with all of these covenants and restrictions.

As of December 31, 2015, the Company had $230.0 million in borrowings outstanding under the Term Loan facility and $1.6 million in letters of credit outstanding under the revolving credit facility. $198.4 million remains available for future borrowings under the revolving credit facility.

The Company’s Thailand subsidiary has a multi-purpose credit facility with Kasikornbank Public Company Limited (the Thai Credit Facility) that provides for 350 million Thai baht working capital availability. The Thai Credit Facility is secured by land and buildings in Thailand owned by the Company’s Thailand subsidiary. Availability of funds under the Thai Credit Facility is reviewed annually and is currently accessible through October 2016. As of both December 31, 2015 and 2014, there were no working capital borrowings outstanding under the facility.

The aggregate maturities of long-term debt and capital lease obligations for each of the five years subsequent to December 31, 2015 are as follows: 2016, $12.3 million; 2017, $12.4 million; 2018, $18.3 million; 2019, $24.2 million; and 2020, $168.1 million.

Note 7—Commitments

The Company leases certain manufacturing equipment, office equipment, vehicles and office, warehouse and manufacturing facilities under operating leases. Some of the leases provide for escalation of the lease payments as maintenance costs and taxes increase. The leases expire at various times through 2025. Leases for office space and manufacturing facilities generally contain renewal options. Rental expense for 2015, 2014 and 2013 was $13.5 million, $14.6 million and $11.2 million, respectively.

The Company is obligated under a capital lease that expires in 2023. As of December 31, 2015, property, plant and equipment included the following amounts under this capital lease obligation (in thousands):

Buildings and building improvements	$12,207
Less accumulated depreciation	(6,761)
$5,446

Capital lease obligations outstanding consist of the following:
	December 31,
(in thousands)	2015	2014
Capital lease obligations	$8,845	$9,521
Less current installments	778	676
Capital lease obligations, less current installments	$8,067	$8,845

Future minimum capital lease payments and future minimum lease payments under noncancelable operating leases are as follows (in thousands):

	Capital	Operating
Year ending December 31,	Leases	Leases
2016	$1,645	$12,232
2017	1,678	9,461
2018	1,712	7,093
2019	1,746	5,191
2020	1,781	4,019
Thereafter	4,134	7,789
Total minimum lease payments	$12,696	$45,785
Less: amount representing interest	3,851
Present value of minimum lease payments	8,845
Less: current installments	778
Capital lease obligations, less current installments	$8,067

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

Note 8—Common Shares and Stock-Based Awards Plans

On both December 7, 2015 and December 4, 2014, the Board of Directors approved the repurchase of up to $100.0 million of the Company’s outstanding common shares. As of December 31, 2015, the Company had $100.0 million and $34.7 million, respectively, remaining under the program to repurchase additional shares.

Share purchases may be made in the open market, in privately negotiated transactions or block transactions, at the discretion of the Company’s management and as market conditions warrant. Purchases will be funded from available cash and may be commenced, suspended or discontinued at any time without prior notice. Shares repurchased under the program will be retired. During 2015, the Company repurchased a total of 3.1 million common shares for $68.4 million at an average price of $22.27 per share. During 2014, the Company repurchased a total of 1.9 million common shares for $43.8 million at an average price of $23.51 per share. During 2013, the Company repurchased a total of 2.1 million common shares for $41.2 million at an average price of $19.65 per share.

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

As of December 31, 2015, 3.7 million additional common shares were available for issuance under the Company’s 2010 Plan.

The following table summarizes activities related to the Company’s stock options:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
(in thousands, except per share data)	Options	Price	Term (Years)	Value
Outstanding as of December 31, 2012	4,240	$19.88
Granted	348	17.37
Exercised	(713)	15.72
Forfeited or expired	(791)	22.88
Outstanding as of December 31, 2013	3,084	19.79
Granted	378	22.94
Exercised	(940)	20.06
Forfeited or expired	(85)	22.61
Outstanding as of December 31, 2014	2,437	20.07
Granted	289	23.14
Exercised	(114)	17.39
Forfeited or expired	(32)	23.40
Outstanding as of December 31, 2015	2,580	$20.49	4.65	$4,969

Exercisable as of December 31, 2015	1,802	$20.19	2.80	$4,078

The aggregate intrinsic value in the table above is before income taxes and is calculated as the difference between the exercise price of the underlying options and the Company’s closing stock price as of the last business day of 2015 for options that had exercise prices that were below the closing price.

At December 31, 2015, 2014 and 2013, the number of options exercisable was 1.8 million, 1.6 million and 2.4 million, respectively, and the weighted-average exercise price of those options was $20.19, $20.32 and $20.63, respectively.

The following table summarizes the activities related to the Company’s restricted shares:

		Weighted-
		Average
	Number of	Grant Date
(in thousands, except per share data)	Shares	Fair Value
Non-vested shares outstanding as of December 31, 2012	340	$16.81
Vested	(106)	17.42
Forfeited	(40)	16.40
Non-vested shares outstanding as of December 31, 2013	194	16.56
Vested	(76)	16.87
Forfeited	(9)	16.85
Non-vested shares outstanding as of December 31, 2014	109	16.33
Vested	(70)	16.84
Forfeited	(1)	16.46
Non-vested shares outstanding as of December 31, 2015	38	$15.38

The following table summarizes the activities related to the Company’s time-based restrictive stock units:

		Weighted-
		Average
	Number of	Grant Date
(in thousands, except per share data)	Units	Fair Value
Non-vested awards outstanding as of December 31, 2012	103	$16.70
Granted	277	17.66
Vested	(67)	17.06
Forfeited	(10)	17.36
Non-vested awards outstanding as of December 31, 2013	303	17.48
Granted	246	22.92
Vested	(112)	18.34
Forfeited	(25)	19.99
Non-vested awards outstanding as of December 31, 2014	412	20.33
Granted	228	23.06
Vested	(161)	20.51
Forfeited	(12)	21.03
Non-vested awards outstanding as of December 31, 2015	467	$21.59

The following table summarizes the activities related to the Company’s performance-based restricted stock units:

		Weighted-
		Average
	Number of	Grant Date
(in thousands, except per share data)	Units	Fair Value
Non-vested units outstanding as of December 31, 2012	164	$16.39
Granted(1)	76	17.37
Forfeited	(25)	16.03
Non-vested units outstanding as of December 31, 2013	215	16.78
Granted(1)	88	22.92
Forfeited	(29)	18.52
Non-vested units outstanding as of December 31, 2014	274	18.56
Granted(1)	85	22.93
Forfeited	(53)	18.57
Non-vested units outstanding as of December 31, 2015	306	$19.77

(1)   Represents target number of units that can vest based on the achievement of the performance goals.

Note 9—Income Taxes
Income tax expense (benefit) based on income before income taxes consisted of the following:
	Year Ended December 31,
(in thousands)	2015	2014	2013
Current:
U.S. Federal	$619	$(87)	$(358)
State and local	798	822	152
Foreign	6,002	4,626	11,010
	7,419	5,361	10,804
Deferred:
U.S. Federal	(12,322)	8,999	(11,069)
State and local	1,194	1,663	1,437
Foreign	(1,653)	1,365	3,846
	(12,781)	12,027	(5,786)
	$(5,362)	$17,388	$5,018

Worldwide income before income taxes consisted of the following:
	Year Ended December 31,
(in thousands)	2015	2014	2013
United States	$18,599	$24,260	$19,093
Foreign	71,440	74,369	96,870
	$90,039	$98,629	$115,963

Income tax expense differed from the amounts computed by applying the U.S. Federal statutory income tax rate to income before income taxes as a result of the following:

	Year Ended December 31,
(in thousands)	2015	2014	2013
Tax at statutory rate	$31,514	$34,520	$40,662
State taxes, net of federal tax effect	1,295	1,615	1,033
Effect of foreign operations and tax incentives	(21,820)	(24,330)	(19,138)
Change in valuation allowance	(19,640)	(118)	(17,880)
Chinese retroactive tax incentive	—	(1,227)	—
Losses in foreign jurisdictions for which no
benefit has been provided	3,711	5,812	1,013
Change in uncertain tax benefits reserve	(1,653)	—	—
Other	1,231	1,116	(672)
Total income tax expense	$(5,362)	$17,388	$5,018

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
(in thousands)	2015	2014
Deferred tax assets:
Carrying value of inventories	$4,391	$4,772
Accrued liabilities and allowances deductible for tax purposes
on a cash basis	6,052	5,620
Goodwill	8,035	8,433
Stock-based compensation	6,723	6,583
Net operating loss carryforwards	35,879	40,217
Tax credit carryforwards	8,121	7,148
Other	9,009	8,977
	78,210	81,750
Less: valuation allowance	(17,202)	(36,682)
Net deferred tax assets	61,008	45,068

Deferred tax liabilities:
Plant and equipment, due to differences in depreciation	(6,138)	(5,402)
Intangible assets, due to differences in amortization	(39,060)	(6,102)
Other	(1,722)	(2,151)
Gross deferred tax liability	(46,920)	(13,655)
Net deferred tax asset	$14,088	$31,413

On December 31, 2015, the Company restrospectively adopted new accounting guidance impacting the presentation of deferred taxes on the balance sheet. All deferred taxes are classified as non-current on the balance sheet as of December 31, 2015 and 2014. See Note 1(q). All deferred tax assets and liabilities are offset and presented as a single net noncurrent amount by each tax jurisdiction. The Company has a net deferred tax asset in all tax jurisdictions.

The net change in the total valuation allowance for 2015, 2014 and 2013 was an increase (decrease) of $(19.5) million, $6.4 million and $(11.5) million, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances as of December 31, 2015. During 2015 and  2013, the Company evaluated the recoverability of its deferred tax assets using the criteria described above and concluded that the Company’s projected future taxable income in the U.S. is sufficient to utilize additional net operating loss carryforwards and other deferred tax assets. As a result, during 2015 and 2013, the Company reduced its valuation allowance by $19.6 million and $17.5 million, respectively. In addition, the Company established valuation allowances totaling $4.6 million for acquired deferred tax assets during 2013.

As of December 31, 2015, the Company had $53.5 million in U.S. Federal operating loss carryforwards which will expire from 2022 to 2031; state operating loss carryforwards of approximately $80.3 million which will expire from 2017 to 2031; foreign operating loss carryforwards of approximately $25.0 million with indefinite carryforward periods; and foreign operating loss carryforwards of approximately $27.4 million which will expire at varying dates through 2025. The utilization of these net operating loss carryforwards is limited to the future operations of the Company in the tax jurisdictions in which such carryforwards arose. The Company has U.S. federal tax credit carryforwards of $6.4 million, which will expire at varying dates through 2035. The Company has state tax credit carryforwards of $1.7 million which will expire at varying dates through 2027.

Cumulative undistributed earnings of certain foreign subsidiaries amounted to approximately $787 million as of December 31, 2015. The Company considers earnings from foreign subsidiaries to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been made for these earnings. Upon distribution of foreign subsidiary earnings in the form of dividends or otherwise, such distributed earnings would be reportable for U.S. income tax purposes (subject to adjustment for foreign tax credits). Determination of the amount of any unrecognized deferred tax liability on these undistributed earnings is not practicable.

The Company has been granted certain tax incentives, including tax holidays, for its subsidiaries in China, Malaysia and Thailand that will expire at various dates, unless extended or otherwise renegotiated, through 2015 in China, 2016 in Malaysia and 2028 in Thailand, and are subject to certain conditions with which the Company expects to comply. The Company’s Chinese subsidiary had a tax incentive that expired at the end of 2012. During the first quarter of 2014, this Chinese subsidiary was granted a new tax holiday, which was retroactively applied to the 2013 calendar year, through 2015. The tax adjustment for the retroactive income tax incentive for 2013 totaling $1.2 million was recorded as of March 31, 2014. The net impact of these tax incentives was to lower income tax expense for 2015, 2014, and 2013 by approximately $13.7 million (approximately $0.26 per diluted share), $12.7 million (approximately $0.23 per diluted share) and $8.8 million (approximately $0.16 per diluted share), respectively, as follows:

	Year Ended December 31,
(in thousands)	2015	2014	2013
China	$5,347	$2,800	$—
Malaysia	2,075	2,299	1,559
Thailand	6,271	7,622	7,283
	$13,693	$12,721	$8,842

The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. As of December 31, 2015, the total amount of the reserve for uncertain tax benefits including interest and penalties is $16.4 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

	December 31,
(in thousands)	2015	2014	2013
Balance as of January 1	$14,756	$18,174	$18,070
Additions related to current year tax positions	—	968	—
Decreases as a result of a lapse of applicable
statute of limitations in current year	(1,653)	—	—
Additions related to prior year tax positions	800	—	104
Decreases related to prior year tax positions	(789)	(4,386)	—
Balance as of December 31	$13,114	$14,756	$18,174

The decrease in the unrecognized tax benefits reserve during 2015 of $1.7 million is the result of the expiration of the statute of limitations for a dormant foreign subsidiary in Thailand. The decrease in the total amount of unrecognized tax benefits reserve during 2014 was primarily the result of a decrease in the unrecognized tax benefits reserve as a result of the disposal of the Tianjin, China subsidiary.

The reserve is classified as a current or long-term liability in the consolidated balance sheet based on the Company’s expectation of when the items will be settled. The Company records interest expense and penalties accrued in relation to uncertain income tax benefits as a component of current income tax expense. The amount of accrued potential interest and penalties, respectively, on unrecognized tax benefits included in the reserve as of December 31, 2015 is $1.7 million and $1.6 million. The total amount of interest and penalties included in income tax expense was $0.1 million during both 2015 and 2014. The Company did not incur any interest and penalties in 2013.

The Company and its subsidiaries in Brazil, China, Ireland, Luxembourg, Malaysia, Mexico, the Netherlands, Romania, Singapore, Thailand and the United States remain open to examination by the various local taxing authorities, in total or in part, for fiscal years 2004 to 2015.

The Company is subject to examination by tax authorities for varying periods in various U.S. and foreign tax jurisdictions. Currently, the Company does not have any ongoing Internal Revenue Service income tax audits. During the course of such examinations, disputes may occur as to matters of fact or law. Also, in most tax jurisdictions, the passage of time without examination will result in the expiration of applicable statutes of limitations thereby precluding examination of the tax period(s) for which such statute of limitation has expired. The Company believes that it has adequately provided for its tax liabilities.

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

Sales to the ten largest customers represented 47%, 50% and 53% of total sales for 2015, 2014 and 2013, respectively. Sales to our largest customers were as follows for the indicated periods:

		Year ended December 31,
(in thousands)		2015	2014		2013
International Business Machines Corporation		$284,098	$312,611		$430,205
Arris Group, Inc.	$	*	$315,688	$	*

* amount is less than 10% of total.

Note 11—Financial Instruments and Concentration of Credit Risk

The carrying amounts of cash equivalents, accounts and other receivables, accounts payable, accrued liabilities and capital lease and long-term debt obligations and derivative instruments approximate fair value. As of December 31, 2015, the Company’s investments are recorded at fair value. See Note 1(e). The Company uses derivative instruments to manage the variability of foreign currency obligations and interest rates.  The Company does not enter into derivatives for speculative purposes.

The forward contracts in place as of December 31, 2015 have not been designated as accounting hedges and, therefore, changes in fair value are recorded within our Consolidated Statements of Income. These foreign currency exchange contracts are not significant as of December 31, 2015.

Effective December 31, 2015, we entered into an interest rate swap agreement with a notional amount of $172.5 million to hedge a portion of our interest rate exposure on the outstanding borrowings under our Credit Agreement. Under this interest rate swap agreement, we receive variable rate interest rate payments based on the one-month LIBOR rate and pay fixed rate interest payments. The fixed interest rate for the contract is 1.4935%. The effect of this swap is to convert a portion of our floating rate interest expense to fixed interest rate expense. Based on the terms of the interest rate swap contract and the underlying borrowings outstanding under the Credit Agreement, the interest rate contract was determined to be effective, and thus qualifies as a cash flow hedge. As such, any changes in the fair value of the interest rate swap are recorded in other comprehensive income on the accompanying consolidated balance sheets until earnings are affected by the variability of cash flows. The fair value of the interest rate swap was $0 as of December 31, 2015 which was its effective date.

Financial instruments that subject the Company to credit risk consist of cash and cash equivalents, investments and trade accounts receivable. Management maintains the majority of the Company’s cash and cash equivalents with financial institutions. One of the most significant credit risks is the ultimate realization of accounts receivable. This risk is mitigated by (i) sales to well established companies, (ii) ongoing credit evaluation of customers, and (iii) frequent contact with customers, thus enabling management to monitor current changes in business operations and to respond accordingly. Management considers these concentrations of credit risks in establishing our allowance for doubtful accounts and believes these allowances are adequate. The Company had two customers whose gross accounts receivable exceeded 10% of total gross accounts receivable as of December 31, 2015. Our largest customer represented 17% of our total gross accounts receivable and our second largest customer represented 12%.

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

	Year Ended December 31,
(in thousands)	2015	2014	2013
Net sales:
Americas	$1,615,393	$1,699,110	$1,490,954
Asia	878,307	1,066,885	957,162
Europe	146,648	152,558	142,508
Elimination of intersegment sales	(99,475)	(121,492)	(84,157)
	$2,540,873	$2,797,061	$2,506,467

Depreciation and amortization:
Americas	$23,881	$21,810	$17,142
Asia	17,031	17,351	17,270
Europe	2,628	2,739	2,732
Corporate	6,132	4,549	3,798
	$49,672	$46,449	$40,942

Income from operations:
Americas	$77,213	$58,813	$55,147
Asia	62,967	78,643	93,463
Europe	7,149	9,535	8,517
Corporate and intersegment eliminations	(54,360)	(46,847)	(40,603)
	$92,969	$100,144	$116,524

Capital expenditures:
Americas	$18,390	$33,968	$19,256
Asia	11,851	6,633	5,110
Europe	4,323	3,932	2,316
Corporate	3,498	856	2,055
	$38,062	$45,389	$28,737

Total assets:
Americas	$867,858	$709,446	$700,587
Asia	604,554	666,318	658,174
Europe	305,833	239,274	255,644
Corporate and other	115,633	60,310	40,681
	$1,893,878	$1,675,348	$1,655,086

Geographic net sales information provided below reflects the destination of the product shipped. Long-lived assets information is based on the physical location of the asset.

	Year Ended December 31,
(in thousands)	2015	2014	2013
Geographic net sales:
United States	$1,848,503	$2,038,544	$1,772,212
Asia	314,160	371,820	386,251
Europe	221,911	264,674	271,414
Other	156,299	122,023	76,590
	$2,540,873	$2,797,061	$2,506,467

Long-lived assets:
United States	$172,958	$93,679	$96,287
Asia	77,237	88,375	98,816
Europe	9,704	8,114	10,333
Other	31,046	28,173	20,634
	$290,945	$218,341	$226,070

Note 14—Employee Benefit Plans

The Company has defined contribution plans qualified under Section 401(k) of the Internal Revenue Code for the benefit of all its U.S. employees. The Company’s contributions to the plans are based on employee contributions and compensation. During 2015, 2014 and 2013, the Company made contributions to the plans of approximately $4.8 million, $4.7 million and $4.1 million, respectively. The Company also has defined contribution benefit plans for certain of its international employees primarily dictated by the custom of the regions in which it operates. During 2015, 2014 and 2013, the Company made contributions to the international plans of approximately $0.1 million, $0.2 million and $0.2 million, respectively.

Note 15—Contingencies

The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Note 16—Restructuring Charges

The Company has undertaken initiatives to restructure its business operations to improve utilization and realize cost savings. These initiatives have included changing the number and location of production facilities, largely to align capacity and infrastructure with current and anticipated customer demand. This alignment includes transferring programs from higher cost geographies to lower cost geographies. The process of restructuring entails, among other activities, moving production between facilities, reducing staff levels, realigning our business processes, reorganizing our management and other activities.

The Company recognized restructuring charges during 2015, 2014 and 2013 primarily related to the closure of facilities in the Americas, capacity reduction and reductions in workforce in certain facilities across various regions.

The following table summarizes the 2015 activity in the accrued restructuring balances related to the various restructuring activities initiated prior to December 31, 2015:

	Balance as of				Foreign	Balance as of
	December 31,	Restructuring	Cash	Non-Cash	Exchange	December 31,
(in thousands)	2014	Charges	Payment	Activity	Adjustments	2015
2015 Restructuring:
Severance	$—	$2,542	$(2,289)	$—	$(31)	$222
Lease facility costs	—	2,462	(1,534)	—	—	928
Other exit costs	—	3,301	(1,986)	(1,121)	(8)	186
Total	$—	$8,305	$(5,809)	$(1,121)	$(39)	$1,336

The components of the restructuring charges initiated during 2015 were as follows:

(in thousands)	Americas	Asia	Europe	Total
Severance costs	$1,564	$506	$472	$2,542
Facility lease costs	2,462	—	—	2,462
Other exit costs	3,099	—	202	3,301
	$7,125	$506	$674	$8,305

During 2015, the Company recognized $2.5 million of employee termination costs associated with the involuntary terminations of 1,076 employees in connection with reductions in workforce worldwide. The identified involuntary employee terminations by reportable geographic region amounted to approximately 223, 842, and 11 for the Americas, Asia and Europe, respectively.

The following table summarizes the 2014 activity in the accrued restructuring balances related to the various restructuring activities initiated prior to December 31, 2014:

	Balance as of				Foreign	Balance as of
	December 31,	Restructuring	Cash	Non-Cash	Exchange	December 31,
(in thousands)	2013	Charges	Payment	Activity	Adjustments	2014
2014 Restructuring:
Severance	$—	$876	$(876)	$—	$—	$—
Other exit costs	—	3	(3)	—	—	—
	—	879	(879)	—	—	—
2013 Restructuring:
Severance	120	87	(193)	—	(14)	—
Other exit costs	833	99	(627)	(344)	39	—
	953	186	(820)	(344)	25	—
2012 Restructuring:
Severance	34	45	(79)	—	—	—
Other exit costs	104	(61)	(31)	—	(12)	—
	138	(16)	(110)	—	(12)	—
Total	$1,091	$1,049	$(1,809)	$(344)	$13	$—

The components of the restructuring charges initiated during 2014 were as follows:

(in thousands)	Americas	Asia	Total
Severance costs	$827	$49	$876
Other exit costs	—	3	3
	$827	$52	$879

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

During 2013, the Company recognized $2.2 million of employee termination costs associated with the involuntary terminations of 144 employees in connection with reductions in workforce of certain facilities in the Americas. The identified involuntary employee terminations were in connection with the closure of the Campinas, Brazil facility. The Company also reported $3.2 million for other exit costs, including $1.2 million of asset impairments, associated with the closure of the Campinas facility, and $0.1 million for facility lease obligations.

Note 17—Thailand Flood-Related Items, Net of Insurance

The Company’s facilities in Ayudhaya, Thailand were flooded and remained closed from October 13, 2011 to December 20, 2011. As a result of the flooding and temporary closing of these facilities, the Company incurred property losses and flood related costs during 2012 and 2011, which were partially offset by insurance recoveries. The recovery process with the insurance carriers was completed in the first quarter of 2014 and resulted in a gain of $1.6 million of insurance proceeds.

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

Note 18—Quarterly Financial Data (Unaudited)

The following table sets forth certain unaudited quarterly information with respect to the Company’s results of operations for the years 2015, 2014 and 2013. Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total earnings per share amounts for the fiscal year.

	2015 Quarter
(in thousands, except per share data)	1st	2nd	3rd	4th
Sales	$620,925	$664,038	$630,191	$625,719
Gross profit	51,779	55,716	54,284	56,795
Net income	14,205	21,210	20,565	39,421
Earnings per common share:
Basic	0.27	0.41	0.40	0.78
Diluted	0.27	0.40	0.40	0.77

	2014 Quarter
(in thousands, except per share data)	1st	2nd	3rd	4th
Sales	$639,344	$716,868	$731,302	$709,547
Gross profit	51,123	57,751	55,294	55,689
Net income	19,439	21,558	16,906	23,338
Earnings per common share:
Basic	0.36	0.40	0.32	0.44
Diluted	0.36	0.40	0.31	0.44

	2013 Quarter
(in thousands, except per share data)	1st	2nd	3rd	4th
Sales	$542,444	$607,522	$599,658	$756,843
Gross profit	36,834	44,367	45,440	59,843
Net income	11,331	8,256	23,648	67,710
Earnings per common share:
Basic	0.21	0.15	0.44	1.26
Diluted	0.21	0.15	0.43	1.25

Note 19—Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component were as follows:

	Foreign	Unrealized
	currency	loss on
	translation	investments,
(in thousands)	adjustments	net of tax	Other	Total
Balances, December 31, 2012	$(8,681)	$(1,851)	$(4)	$(10,536)
Other comprehensive gain before
reclassifications	591	418	433	1,442
Net current period other comprehensive gain	591	418	433	1,442
Balances, December 31, 2013	(8,090)	(1,433)	429	(9,094)
Other comprehensive gain (loss) before
reclassifications	(4,528)	1,369	(122)	(3,281)
Amounts reclassified from accumulated
other comprehensive loss	2,930	—	(30)	2,900
Net current period other comprehensive gain	(1,598)	1,369	(152)	(381)
Balances, December 31, 2014	(9,688)	(64)	277	(9,475)
Other comprehensive loss before
reclassifications	(3,391)	(31)	(106)	(3,528)
Amounts reclassified from accumulated
other comprehensive loss	—	—	(13)	(13)
Net current period other comprehensive gain (loss)	(3,391)	(31)	(119)	(3,541)
Balances, December 31, 2015	$(13,079)	$(95)	$158	$(13,016)

Amounts reclassified from accumulated other comprehensive loss during 2015 and 2014 primarily affected selling, general and administrative expenses. There were no amounts reclassified from accumulated other comprehensive loss during 2013. The amounts reclassified from accumulated other comprehensive loss and the affected line item in the consolidated statement of income during 2015 and 2014 were as follows:

	Year Ended
	December 31,	Affected line items on the
(in thousands)	2015	Consolidated Statement of Income
Other
Actuarial net gains	$(13)	Selling, general and administrative expenses
	$(13)	Net of tax

	Year Ended
	December 31,	Affected line items on the
(in thousands)	2014	Consolidated Statement of Income
Foreign currency translation adjustments
Disposal of Tianjin subsidiary	$2,979	Asset impairment charge and other
Foreign currency translations	(49)	Other income (expense)
	$2,930	Net of tax

Other
Actuarial net gains	$(30)	Selling, general and administrative expenses
	$(30)	Net of tax

Note 20—Supplemental Cash Flow and Non-Cash Information

The following is additional information concerning supplemental disclosures of cash payments.
	Year ended December 31,
(in thousands)	2015	2014	2013
Income taxes paid, net	$8,561	$5,821	$62
Interest paid	$2,472	$1,717	$1,757

Non-cash investing activity:
Additions to property, plant and equipment in accounts payable	$2,761	$9,113	$3,170

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Benchmark Electronics, Inc.:

We have audited the accompanying consolidated balance sheets of Benchmark Electronics, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Benchmark Electronics, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

(signed) KPMG LLP

Houston, Texas

February 29, 2016

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

During 2015, we completed the acquisition of Secure. See Note 2 to the consolidated financial statements for further details of the acquisition. Other than the changes related to the acquisition, there has been no change in our internal control over financial reporting that occurred during the last fiscal quarter covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the 1992 Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Management's annual assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015 excluded the internal control over financial reporting of Secure, with total assets of $31.9 million and total revenues of $12.8 million included in the consolidated financial statements as of and for the year ended December 31, 2015.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Benchmark Electronics, Inc.:

We have audited Benchmark Electronics, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Benchmark Electronics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Benchmark Electronics, Inc. acquired Secure Communications Systems, Inc. and its subsidiaries (Secure Technology) during 2015, and management excluded from its assessment of the effectiveness of Benchmark Electronics, Inc.’s internal control over financial reporting as of December 31, 2015, Secure Technology’s internal control over financial reporting associated with total assets of $31.9 million and total revenues of $12.8 million included in the consolidated financial statements of Benchmark Electronics, Inc. and subsidiaries as of and for the year ended December 31, 2015. Our audit of internal control over financial reporting of Benchmark Electronics, Inc. also excluded an evaluation of the internal control over financial reporting of Secure Technology.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Benchmark Electronics, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 29, 2016, expressed an unqualified opinion on those consolidated financial statements.

(signed) KPMG LLP

Houston, Texas

February 29, 2016

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information under the captions “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders (the 2016 Proxy Statement), to be filed not later than 120 days after the close of the Company’s fiscal year, is incorporated herein by reference in response to this item.

Item 11.  Executive Compensation.

The information under the captions “Compensation Discussion and Analysis” and “Report of Compensation Committee” in the 2016 Proxy Statement is incorporated herein by reference in response to this item.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information under the caption “Common Share Ownership of Certain Beneficial Owners and Management” in the 2016 Proxy Statement is incorporated herein by reference in response to this item.

The following table sets forth certain information relating to our equity compensation plans as of December 31, 2015:

Number of
	securities to be	Weighted-	Number of
	issued upon	average exercise	securities
	exercise of	price of	remaining
	outstanding	outstanding	available
	options, warrants	options, warrants	for future
Plan Category	and rights	and rights	issuance

Equity compensation plans approved by security holders	3,352,197(1)	$20.49(1)	3,734,669

(1)Includes 772,622 restricted share units and performance restricted share units. The weighted-
average exercise price does not take these awards into account.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information under the caption “Election of Directors” in the 2016 Proxy Statement is incorporated herein by reference in response to this item.

Item 14.  Principal Accounting Fees and Services.

The information under the caption “Audit Committee Report to Shareholders” in the 2016 Proxy Statement is incorporated herein by reference in response to this item.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)     (1) Financial statements of the Company filed as part of this Report:

See Item 8 - Financial Statements and Supplementary Data.

(2) Financial statement schedule filed as part of this Report:

Schedule II - Valuation Accounts

		Additions
	Balance at				Balance at
	Beginning	Charges to			End of
(in thousands)	of Period	Operations	Other	Deductions	Period
Year ended December 31, 2015:
Allowance for doubtful accounts(1)	$2,943	499	—	25	3,417

Year ended December 31, 2014:
Allowance for doubtful accounts(1)	$338	2,639	—	34	2,943

Year ended December 31, 2013:
Allowance for doubtful accounts(1)	$1,442	67	—	1,171	338

(1)	Deductions in the allowance for doubtful accounts represent write-offs, net of recoveries, of amounts determined to be uncollectible.

Report of Independent Registered Public Accounting Firm on Schedule

The Board of Directors and Shareholders

Benchmark Electronics, Inc.:

Under date of February 29, 2016, we reported on the consolidated balance sheets of Benchmark Electronics, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, included in this annual report on Form 10-K for the year 2015. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule II in this annual report on Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

(signed) KPMG LLP

Houston, Texas

February 29, 2016

(3) Exhibits

Exhibit
Number	Description of Exhibit

2.1	Purchase Agreement dated October 20, 2015 (incorporated by reference from Exhibit 2.1 to the Company's Form 8-K dated November 12, 2015 (Commission file number 1-10560))

3.1

Restated Certificate of Formation dated November 4, 2014 (incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q filed with the SEC on November 7, 2014) (the 10-Q) (Commission file number 1-10560)

3.2	Amended and Restated Bylaws of the Company dated November 4, 2014 (incorporated by reference to Exhibit 3.2 to the 10-Q)

4.1	Specimen form of certificate evidencing the Common Shares (incorporated by reference to Exhibit 4.1 to the 10-Q)

10.1	Form of Indemnity Agreement between the Company and its directors and senior officers (incorporated by reference to Exhibit 10.1 to the 10-Q)

10.2 (1)	Benchmark Electronics, Inc. 2000 Stock Awards Plan (2000 Plan) (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 (Registration Number 333-54186))

10.3 (1)

Form of nonqualified stock option agreement for use under the 2000 Plan (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission file number 1-10560))

10.4 (1)

Benchmark Electronics, Inc. 2002 Stock Option Plan for Non-Employee Directors (2002 Plan) (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed April 15, 2002 (Commission file number 1-10560))

10.5 (1)	Amendment No. 1 to the 2002 Plan (incorporated by reference to Exhibit 99.3 to the Company’s Form 8-K dated May 18, 2006 filed on May 19, 2006 (Commission file number 1-10560))

10.6 (1)

Benchmark Electronics, Inc. 2010 Omnibus Incentive Compensation Plan (2010 Plan) (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (Registration Number 333-168426))

10.7 (1)	First Amendment to the 2010 Plan (incorporated by reference to Annex A to the Company's Definitive Proxy Statement on Schedule 14A filed March 28, 2014 (Commission file number 1-10560))

10.8 (1)	Form of option award agreement for use under the 2010 Plan (incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-8 (Registration Number 333-168426))

10.9 (1)	Form of restricted share award agreement for use under the 2010 Plan (incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-8 (Registration Number 333-168426))

10.10 (1)

Form of restricted stock unit award agreement for use under the 2010 Plan (incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-8 (Registration Number 333-168426))

10.11 (1)	Benchmark Electronics, Inc. Deferred Compensation Plan dated as of December 16, 2008 (incorporated by reference to Exhibit 99.1 to the Company’s Form S-8 (Registration Number 333-156202))

10.12 (1)

Amended and Restated Employment Agreement dated November 8, 2011 between the Company and Gayla J. Delly (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K dated November 8, 2011 (Commission file number 1-10560))

10.13 (1)

Employment Agreement between the Company and Donald F. Adam dated as of March 10, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated March 10, 2009 (Commission file number 1-10560))

10.14 (1)

Employment Agreement between the Company and Jon J. King dated as of December 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed on May 8, 2015 (Commission file number 1-10560))

10.15 (1) (2)	Form of Executive Severance Agreement

10.16	Code of Conduct (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (Commission file number 1-10560))

10.17	Credit Agreement dated November 12, 2015 (incorporated by reference from Exhibit 10.1 to the Company's Form 8-K dated November 12, 2015 (Commission file number 1-10560))

11	Statement regarding Computation of Per-Share Earnings (incorporated by reference to “Notes to Consolidated Financial Statements, Note 1(j) – Earnings Per Share” in Item 8 of this Report)

21 (2)	Subsidiaries of Benchmark Electronics, Inc.

23 (2)

Consent of Independent Registered Public Accounting Firm concerning incorporation by reference in the Company’s Registration Statements on Form S-8 (Registration No. 333-28997, No. 333-101744, No. 333-156202, No. 333-168427 and No. 333-198404)

31.1 (2)	Section 302 Certification of Chief Executive Officer

31.2 (2)	Section 302 Certification of Chief Financial Officer

32.1 (2)	Section 1350 Certification of Chief Executive Officer

32.2 (2)	Section 1350 Certification of Chief Financial Officer

101.INS (3)	XBRL Instance Document

101.SCH (3)	XBRL Taxonomy Extension Schema Document

101.CAL (3)	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB (3)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (3)	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF (3)	XBRL Taxonomy Extension Definition Linkbase Document

(1)   Indicates management contract or compensatory plan or arrangement.

(2)   Filed herewith.

(3)  XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BENCHMARK ELECTRONICS, INC.
By: /s/ Gayla J. Delly
Gayla J. Delly
Chief Executive Officer
Date: February 26, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Name	Position	Date
/s/ Peter G. Dorflinger	Chairman of the Board	February 26, 2016
Peter G. Dorflinger

/s/ Gayla J. Delly	President, Chief Executive Officer and Director	February 26, 2016
Gayla J. Delly	(principal executive officer)

/s/ Donald F. Adam	Chief Financial Officer	February 26, 2016
Donald F. Adam	(principal financial and accounting officer)

/s/ Michael R. Dawson	Director	February 26, 2016
Michael R. Dawson

/s/ Douglas G. Duncan	Director	February 26, 2016
Douglas G. Duncan

/s/ Kenneth T. Lamneck	Director	February 26, 2016
Kenneth T. Lamneck

/s/ David W. Scheible	Director	February 26, 2016
David W. Scheible

/s/ Bernee D. L. Strom	Director	February 26, 2016
Bernee D. L. Strom

/s/ Clay C. Williams	Director	February 26, 2016
Clay C. Williams