Form 10-Q
period 2016-03-31
BENCHMARK ELECTRONICS INC
filed 2016-05-10
CIK 863436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10‑Q

_______________

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 6, 2016,  there were 49,309,715 Common Shares of Benchmark Electronics, Inc., par value $0.10 per share, outstanding.

TABLE OF CONTENTS

PART I

PART I - FINANCIAL INFORMATION

Item 1.            Financial Statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	March 31,	December 31,
(in thousands, except par value)	2016	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$519,167	$465,995
Accounts receivable, net of allowance for doubtful accounts of $3,314
and $3,417, respectively	414,184	479,140
Inventories	389,919	411,986
Prepaid expenses and other assets	37,058	31,351
Income taxes receivable	36	156
Total current assets	1,360,364	1,388,628
Property, plant and equipment, net of accumulated depreciation of
$387,852 and $379,088, respectively	173,969	178,170
Goodwill, net	199,469	199,290
Deferred income taxes	14,841	14,088
Other, net	110,571	113,702
	$1,859,214	$1,893,878

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt and capital lease obligations	$12,306	$12,284
Accounts payable	218,237	251,163
Income taxes payable	5,014	5,069
Accrued liabilities	66,113	64,578
Total current liabilities	301,670	333,094
Long-term debt and capital lease obligations, less current installments	219,998	222,909
Other long-term liabilities	17,135	15,971
Shareholders’ equity:
Preferred shares, $0.10 par value; 5,000 shares authorized, none issued	—	—
Common shares, $0.10 par value; 145,000 shares authorized; issued
and outstanding – 49,664 and 50,178, respectively	4,966	5,018
Additional paid-in capital	619,994	624,997
Retained earnings	709,357	704,905
Accumulated other comprehensive loss	(13,906)	(13,016)
Total shareholders’ equity	1,320,411	1,321,904
Commitments and contingencies
	$1,859,214	$1,893,878

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share data)	2016	2015

Sales	$549,225	$620,925
Cost of sales	498,915	569,146
Gross profit	50,310	51,779
Selling, general and administrative expenses	31,253	28,202
Restructuring charges and other costs	2,789	4,869
Income from operations	16,268	18,708
Interest expense	(2,334)	(435)
Interest income	264	432
Other expense, net	(223)	(1,057)
Income before income taxes	13,975	17,648
Income tax expense	2,923	3,443
Net income	$11,052	$14,205

Earnings per share:
Basic	$0.22	$0.27
Diluted	$0.22	$0.27

Weighted-average number of shares outstanding:
Basic	49,848	52,463
Diluted	50,287	53,045

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended
	March 31,
(in thousands)	2016	2015

Net income	$11,052	$14,205
Other comprehensive loss:
Foreign currency translation adjustments	1,348	(3,462)
Unrealized gain (loss) on investments, net of tax	(6)	5
Interest rate swap fair value adjustment, net of tax	(2,232)	-
Other	-	(4)
Other comprehensive loss	(890)	(3,461)
Comprehensive income	$10,162	$10,744

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders’ Equity
(unaudited)

					Accumulated
	Common Shares		Additional		Other	Total
	Shares	Par	Paid-in	Retained	Comprehensive	Shareholders’
(in thousands)	Outstanding	Value	Capital	Earnings	Loss	Equity

Balances, December 31, 2015	50,178	$ 5,018	$ 624,997	$ 704,905	$ (13,016)	$ 1,321,904
Stock-based compensation expense	-	-	2,113	-	-	2,113
Shares repurchased and retired	(690)	(69)	(7,536)	(6,600)	-	(14,205)
Stock options exercised	47	4	759	-	-	763
Vesting of restricted stock units	149	15	(15)	-	-	-
Shares withheld for taxes	(20)	(2)	(438)	-	-	(440)
Excess tax benefits of stock-based
compensation	-	-	114	-	-	114
Comprehensive income	-	-	-	11,052	(890)	10,162
Balances, March 31, 2016	49,664	$ 4,966	$ 619,994	$ 709,357	$ (13,906)	$ 1,320,411

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31,
(in thousands)	2016	2015

Cash flows from operating activities:
Net income	$11,052	$14,205
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation	10,621	10,933
Amortization	3,286	1,205
Deferred income taxes	633	1,818
Gain on the sale of property, plant and equipment	(93)	(14)
Asset impairments	121	84
Stock-based compensation expense	2,113	1,940
Excess tax benefits from stock-based compensation	(149)	(328)
Changes in operating assets and liabilities, net of effects from business acquisition:
Accounts receivable	65,382	28,361
Inventories	22,756	(26,914)
Prepaid expenses and other assets	(5,403)	(4,432)
Accounts payable	(31,940)	(32,978)
Accrued liabilities	(2,067)	(5,074)
Income taxes	201	289
Net cash provided by (used in) operations	76,513	(10,905)
Cash flows from investing activities:
Proceeds from sales of investments at par	-	1
Additions to property, plant and equipment	(7,700)	(16,312)
Proceeds from the sale of property, plant and equipment	130	412
Additions to purchased software	(137)	(515)
Other	62	55
Net cash used in investing activities	(7,645)	(16,359)
Cash flows from financing activities:
Proceeds from stock options exercised	763	821
Excess tax benefits from stock-based compensation	149	328
Principal payments on long-term debt and capital lease obligations	(3,078)	(155)
Share repurchases	(14,205)	(15,778)
Net cash used in financing activities	(16,371)	(14,784)
Effect of exchange rate changes	675	(1,732)
Net increase (decrease) in cash and cash equivalents	53,172	(43,780)
Cash and cash equivalents at beginning of year	465,995	427,376
Cash and cash equivalents at end of period	$519,167	$383,596

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

The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). The financial statements reflect all normal and recurring adjustments necessary in the opinion of management for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s annual report on Form 10‑K for the year ended December 31, 2015 (the 2015 10-K).

Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in accordance with generally accepted accounting principles in the United States (U.S. GAAP). Actual results could differ from those estimates.

Note 2—Acquisition

On November 12, 2015, the Company acquired all of the outstanding common stock of Secure Communication Systems, Inc. and its subsidiaries (collectively referred to as Secure Technology or Secure) (the Secure Acquisition) for a purchase price of $230 million subject to a working capital adjustment. Secure Technology is a leading provider of customized high-performance electronics, sub-systems, and component solutions for mission critical applications. The transaction was financed with borrowings under the Company’s new term loan facility.

The preliminary allocation of the Secure Acquisition’s net purchase price resulted in $153.5 million of goodwill. The Secure acquisition deepened Benchmark’s engineering capabilities and enhanced its ability to serve customers in the highly regulated industrial markets, including aerospace and defense. The goodwill recognized in connection with the acquisition represents the future economic benefit arising from assets acquired that could not be individually identified and separately recognized and is attributable to the general reputation, acquisition synergies and expected future cash flows of the acquisition as well as the nature of Secure’s products and services and its competitive position in the marketplace. The final allocation of the purchase price, which the Company expects to complete as soon as practicable, but no later than one year from the acquisition date, may differ from the amounts included in these financial statements. Management does not expect additional adjustments, if any, resulting from changes to the purchase price allocation, to have a material effect on the Company’s financial position or results of operations.

The following reconciliation of the purchase price for Secure reflects the preliminary purchase price allocation (in thousands):

Purchase price paid	$230,504
Cash acquired	(922)
Purchase price, net of cash received	$229,582

Acquisition-related costs for 2016	$85

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$922
Accounts receivable	12,839
Inventories	16,020
Other current assets	1,569
Property, plant and equipment	2,048
Other assets	97
Trade names and trademarks intangible	7,800
Technology licenses intangible	15,500
Customer relationships intangible	67,100
Goodwill	153,499
Current liabilities	(16,893)
Long-term debt	(24)
Other long-term liabilities	(800)
Deferred income taxes	(29,173)
Total identifiable net assets	$230,504

The following summary pro forma condensed consolidated financial information reflects the Secure Acquisition as if it had occurred on January 1, 2015 for purposes of the statements of income. This summary pro forma information is not necessarily representative of what the Company’s results of operations would have been had this acquisition in fact occurred on January 1, and is not intended to project the Company’s results of operations for any future period.

Pro forma condensed consolidated financial information for the three months ended March 31, 2015 (unaudited) (in thousands):

Net sales	$647,070
Net income	$14,436

Note 3 – Stock-Based Compensation

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

As of March 31, 2016, 3.1 million additional common shares were available for issuance under the 2010 Plan.

All share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on their grant date fair values. The total compensation cost recognized for stock-based awards was $2.1 million and $1.9 million for the three months ended March 31, 2016 and 2015, respectively. The total income tax benefit recognized in the condensed consolidated income statement for stock-based awards was $0.6 million and $0.6 million for the three months ended March 31, 2016 and 2015, respectively. The compensation expense for stock-based awards includes an estimate for forfeitures and is recognized over the vesting period of the awards using the straight-line method. Cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards (excess tax benefits) are classified as cash flows from financing activities. Awards of restricted shares, restricted stock units, and performance-based restricted stock units are valued at the closing market price of the Company’s common shares on the date of grant. For performance-based restricted stock units, compensation expense is based on the probability that the performance goals will be achieved, which is monitored by management throughout the requisite service period. When it becomes probable, based on the Company’s expectation of performance during the measurement period, that more or less than the previous estimate of the awarded shares will vest, an adjustment to stock-based compensation expense is recognized as a change in accounting estimate.

As of March 31, 2016, the unrecognized compensation cost and remaining weighted-average amortization period related to stock-based awards were as follows:

Performance-
based
			Restricted	Restricted
	Stock	Restricted	Stock	Stock
(in thousands)	Options	Shares	Units	Units(1)
Unrecognized compensation cost	$ 3,616	$ 1	$ 11,627	$ 5,852
Remaining weighted-average
amortization period	1.8 years	0.1 years	2.9 years	2.2 years

(1) Based on the probable achievement of the performance goals identified in each award.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average fair value per option granted during the three months ended March 31, 2015 was $8.76, respectively. No options were granted during the three months ended March 31, 2016. The weighted-average assumptions used to value the options granted during the three months ended March 31, 2015 were as follows (in thousands):

Options granted	289
Expected term of options	6.4 years
Expected volatility	35%
Risk-free interest rate	1.886%
Dividend yield	zero

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

The total cash received by the Company as a result of stock option exercises for the three months ended March 31, 2016 and 2015 was approximately $0.8 million and $0.8 million, respectively. The actual tax benefit realized as a result of stock option exercises and the vesting of other share-based awards during the three months ended March 31, 2016 and 2015 was $1.5 million and $1.6 million, respectively. For the three months ended March 31, 2016 and 2015, the total intrinsic value of stock options exercised was $0.3 million and $0.3 million, respectively.

The Company awarded performance-based restricted stock units to employees during the three months ended March 31, 2016 and 2015. The number of performance-based restricted stock units that will ultimately be earned will not be determined until the end of the corresponding performance periods, and may vary from as low as zero to as high as three times the target number depending on the level of achievement of certain performance goals. The level of achievement of these goals is based upon the audited financial results of the Company for the last full calendar year within the performance period. The performance goals consist of certain levels of achievement using the following financial metrics: revenue growth, operating margin expansion, and return on invested capital. If the performance goals are not met based on the Company’s financial results, the applicable performance-based restricted stock units will not vest and will be forfeited. Shares subject to forfeited performance-based restricted stock units will be available for issuance under the 2010 Plan.

The following table summarizes activities relating to the Company’s stock options:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
(in thousands, except per share data)	Options	Price	Term (Years)	Value
Outstanding as of December 31, 2015	2,580	$20.49
Exercised	(47)	15.97
Forfeited or expired	(270)	23.20
Outstanding as of March 31, 2016	2,263	$20.27	4.91	$ 7,738
Exercisable as of March 31, 2016	1,789	$19.79	3.43	$ 7,256

The aggregate intrinsic value in the table above is before income taxes and is calculated as the difference between the exercise price of the underlying options and the Company’s closing stock price as of the last business day of the period ended March 31, 2016 for options that had exercise prices that were below the closing price.

The following table summarizes activities related to the Company’s restricted shares:

		Weighted-
		Average
	Number of	Grant Date
(in thousands, except per share data)	Shares	Fair Value
Non-vested shares outstanding as of December 31, 2015	38	$15.38
Vested	(37)	15.38
Non-vested shares outstanding as of March 31, 2016	1	$14.78

The following table summarizes the activities related to the Company’s time-based restricted stock units:

		Weighted-
		Average
	Number of	Grant Date
(in thousands, except per share data)	Units	Fair Value
Non-vested awards outstanding as of December 31, 2015	467	$21.59
Granted	266	21.64
Vested	(149)	20.69
Forfeited	(8)	22.61
Non-vested awards outstanding as of March 31, 2016	576	$21.83

The following table summarizes the activities related to the Company’s performance-based restricted stock units:

		Weighted-
		Average
	Number of	Grant Date
(in thousands, except per share data)	Units	Fair Value
Non-vested units outstanding as of December 31, 2015	306	$19.77
Granted (1)	183	21.64
Forfeited or expired	(98)	16.91
Non-vested units outstanding as of March 31, 2016	391	$21.36

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

The following table sets forth the calculation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
(in thousands, except per share data)	2016	2015
Net income	$11,052	$14,205

Denominator for basic earnings per share - weighted-average number of
common shares outstanding during the period	49,848	52,463
Incremental common shares attributable to exercise of dilutive options	292	391
Incremental common shares attributable to outstanding restricted shares
and restricted stock units	147	191
Denominator for diluted earnings per share	50,287	53,045

Basic earnings per share	$0.22	$0.27
Diluted earnings per share	$0.22	$0.27

Options to purchase 1.2 million and 1.0 million common shares for the three months ended March 31, 2016 and 2015, respectively, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

Note 5 – Goodwill and Other Intangible Assets

Goodwill allocated to the Company’s reportable segments was as follows:

(in thousands)	Americas	Asia	Total
Goodwill at December 31, 2015	$161,188	$38,102	$199,290
Purchase accounting adjustments	179	-	179
Goodwill at March 31, 2016	$161,367	$38,102	$199,469

The purchase accounting adjustments in 2016 related to the Secure Acquisition were based on management’s estimates resulting from review of information obtained after the acquisition that related to facts and circumstances that existed at the acquisition date. See Note 2.

Other assets consist primarily of acquired identifiable intangible assets and capitalized purchased software costs. Acquired identifiable intangible assets as of March 31, 2016 and December 31, 2015 were as follows:

	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
Customer relationships	$100,137	$(21,885)	$78,252
Purchased software costs	29,911	(27,699)	2,212
Technology licenses	26,800	(11,253)	15,547
Trade names and trademarks	7,800	-	7,800
Other	868	(219)	649
Other intangible assets, March 31, 2016	$165,516	$(61,056)	$104,460

	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
Customer relationships	$100,092	$(19,822)	$80,270
Purchased software costs	29,754	(27,394)	2,360
Technology licenses	26,800	(10,477)	16,323
Trade names and trademarks	7,800	-	7,800
Other	868	(213)	655
Other intangible assets, December 31, 2015	$165,314	$(57,906)	$107,408

Customer relationships are being amortized on a straight-line basis over a period of 10 to 14 years. Capitalized purchased software costs are being amortized on a straight-line basis over the estimated useful life of the related software, which ranges from 2 to 10 years. Technology licenses are amortized over their estimated useful lives in proportion to the economic benefits consumed. Amortization of intangible assets with definite lives for the three months ended March 31, 2016 and 2015 was $3.1 million and $1.2 million, respectively. The increase in the amortization of intangible assets reflects the impact of the Secure Acquisition. See Note 2.

The estimated future amortization expense of other intangible assets for each of the next five years is as follows (in thousands):

Year ending December 31,	Amount
2016 (remaining nine months)	$9,965
2017	10,670
2018	9,813
2019	9,693
2020	9,170

Note 6 – Borrowing Facilities

On November 12, 2015, the Company entered into a $430 million Credit Agreement (the Credit Agreement) by and among Benchmark, JPMorgan Chase Bank, N.A. as administrative agent and collateral agent (the Administrative Agent), and the financial institutions acting as lenders from time to time. This Credit Agreement provides for a five-year $200 million revolving credit facility and a five-year $230 million term loan facility (the Term Loan), both with a maturity date of November 12, 2020.  The proceeds of the $230 million term loan facility were used to finance the purchase price of the acquisition of Secure Technology. The revolving credit facility is available for general corporate purposes, may be drawn in foreign currencies up to an amount equivalent to $20 million, and may be used for letters of credit up to $20 million. The Credit Agreement includes an accordion feature, pursuant to which total commitments under the facility may be increased by an additional $150 million, subject to satisfaction of certain conditions.

The Term Loan is payable in minimum quarterly principal installments, which began on March 31, 2016, of $2.9 million in 2016 and 2017, $4.3 million in 2018, $5.8 million in 2019, and $8.6 million in 2020, with the balance payable on the maturity date.

Interest on outstanding borrowings under the Credit Agreement accrues, at our option, at (a) the adjusted London interbank offered rate as administered by the ICE Benchmark Administration (LIBO) plus 1.25% to 2.25%, or (b) the alternative base rate plus 0.25% to 1.25%, and is payable quarterly in arrears. The alternative base rate is equal to the highest of (i) the Administrative Agent’s prime rate, (ii) the federal funds rate plus 0.50% and (iii) the adjusted LIBO rate plus 1.00%. The margin on the interest rates fluctuates based upon the ratio of Benchmark’s debt to its consolidated EBITDA (the Total Leverage Ratio). As of March 31, 2016, $170.3 million of the outstanding debt under the Credit Agreement was effectively at a fixed interest rate as a result of a $170.3 million notional interest rate swap contract discussed in Note 14. A commitment fee of 0.30% to 0.40% per annum (based on the Total Leverage Ratio) on the unused portion of the revolving credit line is payable quarterly in arrears.

The Credit Agreement is generally secured by a pledge of (a) all the capital stock of Benchmark’s domestic subsidiaries and 65% of the capital stock of Benchmark’s directly owned foreign subsidiaries, (b) any indebtedness owed to Benchmark and its subsidiaries and (c) all or substantially all other personal property of Benchmark and its domestic subsidiaries (including, accounts receivable, inventory and fixed assets of Benchmark and its domestic subsidiaries), in each case, subject to customary exceptions and limitations. The Credit Agreement contains financial covenants as to debt leverage and interest coverage, and certain customary affirmative and negative covenants, including restrictions on our ability to incur additional debt and liens, pay dividends, repurchase shares, sell assets and merge or consolidate with other persons. Amounts due under the Credit Agreement may be accelerated upon specified events of default, including a failure to pay amounts due, breach of a covenant, material inaccuracy of a representation, or occurrence of bankruptcy or insolvency, subject, in some cases, to cure periods. As of March 31, 2016 and December 31, 2015, the Company was in compliance with all of these covenants and restrictions.

As of March 31, 2016, the Company had $227.1 million in borrowings outstanding under the Term Loan facility and $1.6 million in letters of credit outstanding under the revolving credit facility. The Company has $198.4 million available for future borrowings under the revolving credit facility.

The Company’s Thailand subsidiary has a multi-purpose credit facility with Kasikornbank Public Company Limited (the Thai Credit Facility) that provides for 350 million Thai baht working capital availability. The Thai Credit Facility is secured by land and buildings in Thailand owned by the Company’s Thailand subsidiary. Availability of funds under the Thai Credit Facility is reviewed annually and is currently accessible through October 2016. As of both March 31, 2016 and 2015, there were no working capital borrowings outstanding under the facility.

The aggregate maturities of long-term debt and capital lease obligations for each of the five years subsequent to March 31, 2016 are as follows: 2016, $9.2 million; 2017, $12.4 million; 2018, $18.3 million; 2019, $24.2 million; and 2020, $168.1 million.

Note 7 – Inventories
Inventory costs are summarized as follows:
	March 31,	December 31,
(in thousands)	2016	2015
Raw materials	$264,982	$276,470
Work in process	89,352	86,475
Finished goods	35,585	49,041
	$389,919	$411,986

Note 8 – Income Taxes
Income tax expense consists of the following:
	Three Months Ended
	March 31,
(in thousands)	2016	2015
Federal – current	$815	$127
Foreign – current	1,375	1,421
State – current	100	77
Deferred	633	1,818
	$2,923	$3,443

Income tax expense differs from the amount computed by applying the U.S. federal statutory income tax rate to income before income tax primarily due to the mix of taxable income by taxing jurisdiction, the impact of tax incentives and tax holidays in foreign locations, and state income taxes (net of federal benefit).

The Company considers earnings from foreign subsidiaries to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been made for these earnings. Upon distribution of foreign subsidiary earnings in the form of dividends or otherwise, such distributed earnings would be subject to U.S. income taxes and foreign withholding taxes, reduced by any applicable foreign tax credits. Determination of the amount of any unrecognized deferred tax liability on these undistributed earnings is not practicable.

The Company has been granted certain tax incentives, including tax holidays, for its subsidiaries in Malaysia and Thailand that will expire at various dates, unless extended or otherwise renegotiated, through 2025 in Malaysia and 2028 in Thailand, and are subject to certain conditions with which the Company expects to comply. The net impact of these tax incentives was to lower income tax expense for the three months ended March 31, 2016 and 2015 by approximately $0.9 million (approximately 0.02 per diluted share) and $1.7 million (approximately $0.03 per diluted share), respectively, as follows:

	Three Months Ended
	March 31,
(in thousands)	2016	2015
China	$-	$353
Malaysia	367	419
Thailand	560	962
	$927	$1,734

The Company’s Chinese subsidiary had a tax incentive that expired in December 2015 and expects to submit an application for a new tax incentive in China during the second half of 2016.

As of March 31, 2016, the total amount of the reserve for uncertain tax benefits including interest and penalties was $16.6 million. The reserve is classified as a current or long-term liability in the condensed consolidated balance sheets based on the Company’s expectation of when the items will be settled. The amount of accrued potential interest and penalties, respectively, on unrecognized tax benefits included in the reserve as of March 31, 2016, was $1.7 million and $1.6 million. No material changes affected the reserve during the three months ended March 31, 2016.

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

Note 9 – Segment and Geographic Information

The Company currently has manufacturing facilities in the United States, Mexico, Asia and Europe to serve its customers. The Company is operated and managed geographically, and management evaluates performance and allocates the Company’s resources on a geographic basis. Intersegment sales are generally recorded at prices that approximate arm’s length transactions. Operating segments’ measure of profitability is based on income from operations. The accounting policies for the reportable operating segments are the same as for the Company taken as a whole. The Company has three reportable operating segments: the Americas, Asia, and Europe. Information about operating segments is as follows:

	Three Months Ended
	March 31,
(in thousands)	2016	2015
Net sales:
Americas	$352,814	$380,982
Asia	173,370	230,220
Europe	42,015	35,699
Elimination of intersegment sales	(18,974)	(25,976)
	$549,225	$620,925

Depreciation and amortization:
Americas	$5,766	$5,895
Asia	4,120	4,470
Europe	704	646
Corporate	3,317	1,127
	$13,907	$12,138

Income from operations:
Americas	$18,045	$12,489
Asia	10,892	16,185
Europe	2,952	1,472
Corporate and intersegment eliminations	(15,621)	(11,438)
	$16,268	$18,708

Capital expenditures:
Americas	$4,209	$6,928
Asia	3,109	7,890
Europe	181	1,639
Corporate	338	370
	$7,837	$16,827

	March 31,	December 31,
	2016	2015
Total assets:
Americas	$808,816	$867,858
Asia	619,503	604,554
Europe	315,713	305,833
Corporate and other	115,182	115,633
	$1,859,214	$1,893,878

Geographic net sales information reflects the destination of the product shipped. Long-lived assets information is based upon the physical location of the asset.
	Three Months Ended
	March 31,
(in thousands)	2016	2015
Geographic net sales:
United States	$384,988	$447,325
Asia	71,462	82,391
Europe	64,944	52,707
Other foreign	27,831	38,502
	$549,225	$620,925

	March 31,	December 31,
	2016	2015
Long-lived assets:
United States	$169,870	$172,958
Asia	75,028	77,237
Europe	9,384	9,704
Other foreign	29,337	31,046
	$283,619	$290,945

Note 10 – Supplemental Cash Flow Information
The following is additional information concerning supplemental disclosures of cash payments.

	Three Months Ended
	March 31,
(in thousands)	2016	2015
Income taxes paid, net	$2,117	$1,404
Interest paid	2,731	401

Note 11 – Contingencies

The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Note 12 – Impact of Recently Enacted Accounting Standards

In March 2016, the Financial Accounting Standards Board (FASB) issued a new accounting standard update intended to simplify several aspects of the accounting for share-based payment transactions including: income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. Specifically, the update requires that excess tax benefits and tax deficiencies (the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes) be recognized as income tax expense or benefit in the Consolidated Statement of Income, introducing a new element of volatility to the provision for income taxes. This update is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted. The application of the amendments requires various transition methods depending on the specific item. The Company is currently evaluating the impact this standard will have on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued a new accounting standards update changing the accounting for leases and including a requirement to record all leases on the consolidated balance sheets as assets and liabilities. This update is effective for fiscal years beginning after December 15, 2018. The Company will adopt this update effective January 1, 2019. The adoption of this standard will impact the Company’s consolidated balance sheet. The Company is currently evaluating the impact this standard will have on its consolidated financial statements and related disclosures.

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

The Company has determined that no other recently issued accounting standards will have a material impact on its consolidated financial position, results of operations and cash flows, or will not apply to its operations.

Note 13 – Restructuring Charges

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

The Company recognized restructuring charges during 2016 and 2015 primarily related to the closure of facilities in the Americas, capacity reduction and reductions in workforce in certain facilities across various regions.

The following table summarizes the 2016 activity in the accrued restructuring balances related to the restructuring activities initiated prior to March 31, 2016:

	Balance as of			Foreign	Balance as of
	December 31,	Restructuring	Cash	Exchange	March 31,
(in thousands)	2015	Charges	Payment	Adjustments	2016
2016 Restructuring:
Severance	$-	$1,403	$(1,403)	$-	$-
Other exit costs	-	459	(459)	-	-
	-	1,862	(1,862)	-	-

2015 Restructuring:
Severance	222	-	(151)	3	74
Leased facilities and equipment	928	-	(516)	-	412
Other exit costs	186	(22)	(164)	-	-
	1,336	(22)	(831)	3	486

Total	$1,336	$1,840	$(2,693)	$3	$486

Note 14 – Fair Value

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

The Company’s financial instruments include cash equivalents, accounts and other receivables, accounts payable, accrued liabilities and long-term debt and capital lease obligations. The Company believes that the carrying values of these instruments approximate fair value. As of March 31, 2016, the Company’s long-term investments and derivative instruments were recorded at fair value using Level 3 inputs. The Company uses derivative instruments to manage the variability of foreign currency obligations and interest rates. The Company does not enter into derivatives for speculative purposes.

The forward currency exchange contracts in place as of March 31, 2016 have not been designated as accounting hedges and, therefore, changes in fair value are recorded within the Condensed Consolidated Statements of Income.

The Company has an interest rate swap agreement with a notional amount of $170.3 million and $172.5 million as of March 31, 2016 and December 31, 2015, respectively, to hedge a portion of its interest rate exposure on the outstanding borrowings under the Credit Agreement. Under this interest rate swap agreement, the Company receives variable rate interest rate payments based on the one-month LIBOR rate and pays fixed rate interest payments. The fixed interest rate for the contract is 1.4935%. The effect of this swap is to convert a portion of the Company’s floating rate interest expense to fixed interest rate expense. Based on the terms of the interest rate swap contract and the underlying borrowings outstanding under the Credit Agreement, the interest rate contract was determined to be effective, and thus qualifies and has been designated as a cash flow hedge. As such, changes in the fair value of the interest rate swap are recorded in other comprehensive income on the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of cash flows. The fair value of the interest rate swap was a $3.6 million liability as of March 31, 2016 and $0 as of December 31, 2015, which was its effective date.  During the three months ended March 31, 2016, the Company recorded unrealized losses of $3.6 million ($2.2 million net of tax) on the swap. See Note 15.

Note 15 – Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component were as follows:

	Foreign		Unrealized
	currency	Derivative	loss on
	translation	instruments,	investments,
(in thousands)	adjustments	net of tax	net of tax	Other	Total
Balances, December 31, 2015	$(13,079)	$—	$(95)	$158	$(13,016)
Other comprehensive loss before reclassifications	1,348	(2,232)	(6)	—	(890)
Net current period other comprehensive loss	1,348	(2,232)	(6)	—	(890)
Balances, March 31, 2016	$(11,731)	$(2,232)	$(101)	$158	$(13,906)

See Note 14 for further explanation of the change in derivative instruments that is recorded to Accumulated Other Comprehensive Loss.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report (this Report) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts and include words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” “will,” or the negative or other variations thereof. In particular, statements, whether express or implied, concerning future operating results or the ability to generate sales, income or cash flow are forward-looking statements. Undue reliance should not be placed on any forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions that are beyond our ability to control or predict, including those discussed under  Part II, Item 1A of this Report and in Part I, Item 1A of the 2015 10-K. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes, including the future results of our operations, may vary materially from those indicated. The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying notes, and the 2015 10-K.

OVERVIEW

We are a worldwide provider of integrated manufacturing, design and engineering services and product life cycle solutions. In this Report, references to Benchmark or the Company or use of the words “we”, “our” and “us” include the subsidiaries of Benchmark unless otherwise noted.

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

As part of our long-term strategy to expand into higher-value markets, on November 12, 2015, we acquired Secure Technology, a leading provider of customized high-performance electronics, sub-systems, and component solutions for mission critical applications, for a purchase price of $230 million. The purchase price represented approximately 8.5 times estimated 2016 earnings before interest, taxes, depreciation and amortization of the acquired entity. In addition, Secure has consistently generated gross margins in excess of 30% and increased their revenues at a compound annual growth rate of greater than 10% since 2012. This acquisition deepened Benchmark’s engineering capabilities and enhanced its ability to serve customers in the highly regulated industrial markets, including aerospace and defense.

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

2016 Highlights

Sales for the three months ended March 31, 2016 decreased 12% to $549.2 million compared to $620.9 million for 2015. During 2016, sales to customers in our various industry sectors fluctuated from the comparable 2015 period as follows:

•         Industrials increased by 7%,

•         Telecommunications decreased by 39%,

•         Computing decreased by 18%,

•         Medical increased by 2%, and

•         Test & Instrumentation decreased by 2%.

A significant portion of the overall decrease in sales resulted from a decrease in Telecommunications revenue primarily related to product lifecycle transitions at one of our top customers and many of our Telecommunications customers experiencing order declines related to broader demand weakness associated with reduced infrastructure spending. In addition, Computing revenue declined due to lower demand from many of our computing customers.

Our sales depend on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, can adversely affect us. A substantial percentage of our sales are made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. Sales to our ten largest customers represented 43% and 47% of our sales in the three months ended March 31, 2016 and 2015, respectively. We had no customers that represented 10% or more of our sales in the first quarter of 2016 or 2015.

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

We have undertaken initiatives to restructure our business operations with the intention of improving utilization and realizing cost savings. During the first three months of 2016, we recognized $1.8 million of restructuring charges and $0.1 million of integration costs, primarily related to the closing of certain facilities in the Americas. In addition, we recognized $0.9 million of costs in connection with the proxy contest relating to our 2016 annual meeting of shareholders.

RESULTS OF OPERATIONS

The following table presents the percentage relationship that certain items in our Condensed Consolidated Statements of Income bear to sales for the periods indicated. The financial information and the discussion below should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto in Item 1 of this Report. For ease of reference, we refer to the first quarter of 2016 below simply as “2016” and the first quarter of 2015 simply as “2015”.

	Three Months Ended
	March 31,
	2016	2015
Sales	100.0%	100.0%
Cost of sales	90.8	91.7
Gross profit	9.2	8.3
Selling, general and administrative expenses	5.7	4.5
Restructuring charges and other costs	0.5	0.8
Income from operations	3.0	3.0
Other income (expense), net	(0.4)	(0.2)
Income before income taxes	2.5	2.8
Income tax expense	0.5	0.5
Net income	2.0%	2.3%

Sales

Sales for 2016  were $549.2 million, a 12% decrease from sales of $620.9 million in 2015. The following table sets forth, for the periods indicated, the percentages of our sales by industry sector.

	Three Months Ended
	March 31,
	2016	2015
Industrials (including aerospace and defense)	39%	32%
Telecommunications	18	27
Computing	18	19
Medical	15	13
Testing & instrumentation	10	9
	100%	100%

Industrials. 2016  sales increased 7% to $213.1 million from $199.0 million in 2015 primarily as a result of new programs from both new and existing customers.

Telecommunications. 2016  sales decreased 39% to $101.8 million from $166.3 million in 2015 related to product lifecycle transitions at one of our top customers as well as many of our Telecommunications customers experiencing order declines related to broader demand weakness associated with reduced infrastructure spending.

Computing. 2016 sales decreased 18% to $98.4 million from $119.6 million in 2015. The decrease is primarily due to lower demand from many of our computing customers.

Medical. 2016  sales increased 2% to $82.5 million from $81.3 million in 2015.

Testing & Instrumentation. 2016  sales decreased 2% to $53.4 million from $54.7 million in 2015.

Our international operations are subject to the risks of doing business abroad. See Part I, Item 1A of our 2015 10-K for factors pertaining to our international sales and fluctuations in the exchange rates of foreign currency and for further discussion of potential adverse effects in operating results associated with the risks of doing business abroad. During 2016 and 2015, 50% and 53%, respectively, of our sales were from international operations.

Gross Profit

Gross profit decreased 3% to $50.3 million for 2016 from $51.8 million in 2015. Our 2016 gross profit as a percentage of sales increased to 9.2% from 8.3% in 2015 primarily due to benefits from our increased higher-value market revenue base and ongoing operational excellence initiatives offset by decreased utilization associated with lower sales volumes.  We experience fluctuations in gross profit from period to period.

Selling, General and Administrative Expenses

SG&A increased 11% to $31.3 million in 2016 from $28.2 million in 2015 primarily related to the Secure Acquisition. SG&A, as a percentage of sales, increased to 5.7% in 2016 from 4.5% in 2015. The increase in SG&A as a percentage of sales related primarily to the decreased sales volumes.

Restructuring Charges and Other Costs

During 2016, we recognized $2.8 million of restructuring charges and other costs, primarily related to reductions in workforce in certain facilities across various regions and costs associated with the proxy contest relating to our 2016 annual meeting of shareholders. We expect to incur an additional $2.6 to $4.1 million in the second quarter of 2016 in connection with the proxy contest. In 2015, we recognized $4.9 million of restructuring charges and other costs, primarily related to the closure of certain facilities in the Americas. See Note 13 to the Condensed Consolidated Financial Statements in Item 1 of this Report.

Interest Expense

Interest expense increased to $2.3 million in 2016 from $0.4 million in 2015 due to the additional debt incurred in connection with the Secure Acquisition.

Income Tax Expense

Income tax expense of $2.9 million represented an effective tax rate of 20.9% for 2016, compared with $3.4 million for 2015, which represented an effective tax rate of 19.5%. The increase in the effective tax rate was primarily a result of the China tax incentive that expired in December 2015.

We have been granted certain tax incentives, including tax holidays, for our subsidiaries in Malaysia and Thailand that will expire at various dates, unless extended or otherwise renegotiated, through 2025 in Malaysia, and 2028 in Thailand. See Note 8 to the Condensed Consolidated Financial Statements in Item 1 of this report.

Net Income

We reported net income of $11.1 million, or diluted earnings per share of $0.22 for 2016, compared with net income of $14.2 million, or diluted earnings per share of $0.27 for 2015. The net decrease of $3.1 million from 2015 was due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our organic growth and operations through funds generated from operations. In connection with the Secure Acquisition in 2015, we borrowed $230.0 million under the Term Loan facility to finance the purchase price of the acquisition. Cash and cash equivalents totaled $519.2 million at March 31, 2016 and $466.0 million at December 31, 2015, of which $476.9 million at March 31, 2016 and $424.0 million at December 31, 2015 was held outside the U.S. in various foreign subsidiaries. Substantially all of the amounts held outside of the U.S. are intended to be permanently reinvested in foreign operations. Under current tax laws and regulations, if cash and cash equivalents held outside the U.S. were to be distributed to the U.S. in the form of dividends or otherwise, we would be subject to additional U.S. income taxes and foreign withholding taxes, reduced by any applicable foreign tax credits.

Cash provided by operating activities was $76.5 million for 2016 and consisted primarily of $11.1 million of net income adjusted for $13.9 million of depreciation and amortization, a $65.4 million decrease in accounts receivable, a $22.8 million decrease in inventories offset by a $31.9 million decrease in accounts payable. The decrease in accounts receivable and inventories was primarily driven by the decrease in sales from the fourth quarter of 2015 to the first quarter of 2016. The decrease in accounts payable is primarily related to purchases of inventories. Working capital was $1.1 billion at both March 31, 2016 and December 31, 2015.

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

Cash used in investing activities was $7.6 million for 2016 primarily due to purchases of additional property, plant and equipment totaling $7.7 million. These purchases were primarily for machinery and equipment in the Americas and Asia.

Cash used in financing activities was $16.4 million for 2016. Share repurchases totaled $14.2 million, principal payments on long-term debt totaled $3.1 million, and we received $0.8 million from the exercise of stock options.

Under the terms of the Credit Agreement, in addition to the Term Loan Facility, we have a $200.0 million five-year revolving credit facility to be used for general corporate purposes with a maturity date of November 12, 2020. The Credit Agreement includes an accordion feature pursuant to which total commitments under the facility may be increased by an additional $150.0 million, subject to satisfaction of certain conditions. As of March 31, 2016, we had $227.1 million in borrowings outstanding under the Term Loan Facility and $1.6 million in letters of credit outstanding under the revolving credit facility. We have $198.4 million available for future borrowings under the revolving credit facility. See Note 6 to the Condensed Consolidated Financial Statements included in Item 1 of this Report for more information regarding the terms of the Credit Agreement.

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

As of March 31, 2016, we had cash and cash equivalents totaling $519.2 million and $198.4 million available for borrowings under the Credit Agreement. During the next 12 months, we believe our capital expenditures will be approximately $40 million, principally for machinery and equipment to support our ongoing business around the globe.

In December 2014 and again in December 2015, our Board of Directors approved the repurchase of up to $100.0 million of our outstanding common shares. As of March 31, 2016, we had $120.5 million remaining under the repurchase programs to purchase additional shares. We are under no commitment or obligation to repurchase any particular amount of common shares. Management believes that our existing cash balances and funds generated from operations will be sufficient to permit us to meet our liquidity requirements over the next 12 months. Management further believes that our ongoing cash flows from operations and any borrowings we may incur under our revolving credit facility will enable us to meet operating cash requirements in future years. Should we desire to consummate significant acquisition opportunities, our capital needs would increase and could possibly result in our need to increase available borrowings under our Credit Agreement or access public or private debt and equity markets. There can be no assurance, however, that we would be successful in raising additional debt or equity on acceptable terms.

CONTRACTUAL OBLIGATIONS

We have certain contractual obligations for operating and capital leases that were summarized in a table of Contractual Obligations in our 2015 10-K. There have been no material changes to our contractual obligations, outside of the ordinary course of our business, since December 31, 2015.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2016, we did not have any significant off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. Our significant accounting policies are summarized in Note 1 to the Consolidated Financial Statements included in our 2015 10-K. See Note 12  to the Condensed Consolidated Financial Statements for a discussion of recently enacted accounting principles.

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

We transact business in various foreign countries and are subject to foreign currency fluctuation risks. We use natural hedging and forward contracts to economically hedge transactional exposure primarily associated with trade accounts receivable, other receivables and trade accounts payable denominated in a currency other than the functional currency of the respective operating entity. We do not use derivative financial instruments for speculative purposes. The forward contracts in place as of March 31, 2016 have not been designated as accounting hedges and, therefore, changes in fair value are recorded within our Consolidated Statements of Income.

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

We are also exposed to interest rate risk on borrowings under our Credit Agreement. As of March 31, 2016, we had $227.1 million outstanding on the floating rate term loan facility, and we have an interest rate swap agreement with a notional amount of $170.3 million. Under this interest rate swap agreement, we receive variable rate interest rate payments and pay fixed rate interest payments. The effect of this swap is to convert a portion of our floating rate interest expense to fixed interest rate expense. The interest rate swap is designated as a cash flow hedge.

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

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by individuals’ acts, by collusion of two or more people, or by management overriding the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II—OTHER INFORMATION

Item 1.            Legal Proceedings

We are involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position or results of operations.

Item 1A.        Risk Factors

There are no material changes to the risk factors set forth in Part I, Item 1A of our 2015 10-K.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

(c)  The following table provides information for the quarter ended March 31, 2016 about the Company’s repurchases of its equity securities registered pursuant to Section 12 of the Exchange Act, at a total cost of $14.2 million:

ISSUER PURCHASES OF EQUITY SECURITIES
(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares	Dollar Value)
			(or Units)	of Shares
			Purchased as	(or Units) that
	(a) Total		Part of	May Yet Be
	Number of		Publicly	Purchased
	Shares (or	(b) Average	Announced	Under the
	Units)	Price Paid per Share	Plans or	Plans or
Period	Purchased(1)	(or Unit)(2)	Programs	Programs(3)
January 1 to 31, 2016	330,000	$19.41	330,000	$128.3 million
February 1 to 29, 2016	105,000	$20.62	105,000	$126.1 million
March 1 to 31, 2016	255,000	$22.04	255,000	$120.5 million
Total	690,000	$20.57	690,000

(1) All share repurchases were made on the open market.

(2) Average price paid per share is calculated on a settlement basis and excludes commission.

(3) In December 2014 and again in December 2015, the Board of Directors approved the repurchase of up to $100 million of the Company’s outstanding common shares. Share purchases may be made in the open market, in privately negotiated transactions or block transactions, at the discretion of the Company’s management and as market conditions warrant. Purchases will be funded from available cash and may be commenced, suspended or discontinued at any time without prior notice. Shares repurchased under the program are retired.

Item 6.           Exhibits

Exhibit
Number	Description of Exhibit
3.1

Restated Certificate of Formation of the Company dated November 4, 2014 (incorporated by reference to Exhibit 3.1 to the Company's quarterly report on Form 10-Q filed with the SEC on November 7, 2014) (the 10-Q) (Commission file number 1-10560)

3.2	Amended and Restated Bylaws of the Company dated November 4, 2014 (incorporated by reference to Exhibit 3.2 to the 10-Q)
4.1	Specimen form of certificate evidencing the Common Shares (incorporated by reference to Exhibit 4.1 to the 10-Q)
10.1*	Form of Performance-based Restricted Stock Unit Award agreement for use under the Benchmark Electronics, Inc. 2010 Omnibus Incentive Compensation Plan.
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer
101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension Schema Document
101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document

*   Filed herewith.

(1)  XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is not deemed filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 10, 2016.

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

3.2	Amended and Restated Bylaws of the Company dated November 4, 2014 (incorporated by reference to Exhibit 3.2 to the 10-Q)
4.1	Specimen form of certificate evidencing the Common Shares (incorporated by reference to Exhibit 4.1 to the 10-Q)
10.1*	Form of Performance-based Restricted Stock Unit Award agreement for use under the Benchmark Electronics, Inc. 2010 Omnibus Incentive Compensation Plan.
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer
101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension Schema Document
101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document

*   Filed herewith.

(1)  XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is not deemed filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.