Form 10-Q
period 2016-06-30
BENCHMARK ELECTRONICS INC
filed 2016-08-08
CIK 863436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10‑Q

_______________

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 5, 2016,  there were 48,970,857 shares of Common Stock of Benchmark Electronics, Inc., par value $0.10 per share, outstanding.

TABLE OF CONTENTS

PART I

PART I - FINANCIAL INFORMATION

Item 1.            Financial Statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30,	December 31,
(in thousands, except par value)	2016	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$573,248	$465,995
Accounts receivable, net of allowance for doubtful accounts of $3,314
and $3,417, respectively	421,939	479,140
Inventories	375,085	411,986
Prepaid expenses and other assets	37,207	31,351
Income taxes receivable	619	156
Total current assets	1,408,098	1,388,628
Property, plant and equipment, net of accumulated depreciation of
$395,378 and $379,088, respectively	170,602	178,170
Goodwill	200,035	199,290
Deferred income taxes	13,046	14,088
Other, net	108,368	113,702
	$1,900,149	$1,893,878

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt and capital lease obligations	$12,336	$12,284
Accounts payable	272,970	251,163
Income taxes payable	4,204	5,069
Accrued liabilities	57,832	64,578
Total current liabilities	347,342	333,094
Long-term debt and capital lease obligations, less current installments	217,086	222,909
Other long-term liabilities	17,604	15,971
Shareholders’ equity:
Preferred stock, $0.10 par value; 5,000 shares authorized, none issued	—	—
Common stock, $0.10 par value; 145,000 shares authorized; issued
and outstanding – 48,935 and 50,178, respectively	4,893	5,018
Additional paid-in capital	613,412	624,997
Retained earnings	715,195	704,905
Accumulated other comprehensive loss	(15,383)	(13,016)
Total shareholders’ equity	1,318,117	1,321,904
Commitments and contingencies
	$1,900,149	$1,893,878

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2016	2015	2016	2015

Sales	$579,342	$664,038	$1,128,567	$1,284,963
Cost of sales	526,658	608,322	1,025,573	1,177,468
Gross profit	52,684	55,716	102,994	107,495
Selling, general and administrative expenses	31,342	27,920	62,595	56,122
Restructuring charges and other costs	3,602	1,588	6,391	6,457
Income from operations	17,740	26,208	34,008	44,916
Interest expense	(2,299)	(497)	(4,633)	(932)
Interest income	329	293	593	725
Other income (expense)	71	596	(152)	(461)
Income before income taxes	15,841	26,600	29,816	44,248
Income tax expense	3,156	5,390	6,079	8,833
Net income	$12,685	$21,210	$23,737	$35,415

Earnings per share:
Basic	$0.26	$0.41	$0.48	$0.68
Diluted	$0.26	$0.40	$0.47	$0.67

Weighted-average number of shares outstanding:
Basic	49,323	52,180	49,586	52,321
Diluted	49,667	52,671	50,042	52,884

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015

Net income	$12,685	$21,210	$23,737	$35,415
Other comprehensive income (loss):
Foreign currency translation adjustments	(832)	698	516	(2,764)
Unrealized gain (loss) on investments, net of tax	22	(38)	16	(33)
Interest rate swap fair value adjustment, net of tax	(667)	-	(2,899)	-
Other	-	(3)	-	(7)
Other comprehensive income (loss)	(1,477)	657	(2,367)	(2,804)
Comprehensive income	$11,208	$21,867	$21,370	$32,611

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders’ Equity
(unaudited)

					Accumulated
	Common Stock		Additional		Other	Total
	Shares	Par	Paid-in	Retained	Comprehensive	Shareholders’
(in thousands)	Outstanding	Value	Capital	Earnings	Loss	Equity

Balances, December 31, 2015	50,178	$ 5,018	$ 624,997	$ 704,905	$ (13,016)	$ 1,321,904
Stock-based compensation expense	-	-	3,981	-	-	3,981
Shares repurchased and retired	(1,440)	(144)	(15,724)	(13,447)	-	(29,315)
Stock options exercised	51	5	818	-	-	823
Vesting of restricted stock units	171	17	(17)	-	-	-
Shares withheld for taxes	(25)	(3)	(532)	-	-	(535)
Excess tax benefits of stock-based
compensation	-	-	(111)	-	-	(111)
Comprehensive income	-	-	-	23,737	(2,367)	21,370
Balances, June 30, 2016	48,935	$ 4,893	$ 613,412	$ 715,195	$ (15,383)	$ 1,318,117

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,
(in thousands)	2016	2015

Cash flows from operating activities:
Net income	$23,737	$35,415
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	21,160	21,778
Amortization	6,740	2,702
Deferred income taxes	2,649	5,000
Gain on the sale of property, plant and equipment	(136)	(15)
Asset impairments	121	84
Stock-based compensation expense	3,981	4,020
Excess tax benefits from stock-based compensation	(122)	(340)
Changes in operating assets and liabilities, net of effects from business acquisition:
Accounts receivable	57,044	18,606
Inventories	37,034	(44,446)
Prepaid expenses and other assets	(5,864)	(10,205)
Accounts payable	23,084	3,441
Accrued liabilities	(10,572)	4,895
Income taxes	(1,258)	178
Net cash provided by operations	157,598	41,113
Cash flows from investing activities:
Proceeds from sales of investments at par	200	50
Additions to property, plant and equipment	(15,149)	(24,308)
Proceeds from the sale of property, plant and equipment	188	420
Additions to purchased software	(1,054)	(698)
Other	(83)	19
Net cash used in investing activities	(15,898)	(24,517)
Cash flows from financing activities:
Proceeds from stock options exercised	823	1,471
Excess tax benefits from stock-based compensation	122	340
Principal payments on long-term debt and capital lease obligations	(6,149)	(327)
Share repurchases	(29,315)	(34,558)
Net cash used in financing activities	(34,519)	(33,074)
Effect of exchange rate changes	72	(1,583)
Net increase (decrease) in cash and cash equivalents	107,253	(18,061)
Cash and cash equivalents at beginning of year	465,995	427,376
Cash and cash equivalents at end of period	$573,248	$409,315

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

Note 2—Acquisition

On November 12, 2015, the Company acquired all of the outstanding common stock of Secure Communication Systems, Inc. and its subsidiaries (collectively referred to as Secure Technology or Secure) (the Secure Acquisition) for a purchase price of $230 million subject to a working capital adjustment. Secure Technology is a leading provider of customized high-performance electronics, sub-systems, and component solutions for mission critical applications. The transaction was financed with borrowings under the Company’s term loan facility.

The preliminary allocation of the Secure Acquisition’s net purchase price resulted in $154.1 million of goodwill. The Secure acquisition deepened Benchmark’s engineering capabilities and enhanced its ability to serve customers in the highly regulated industrial markets, including aerospace and defense. The goodwill recognized in connection with the acquisition represents the future economic benefit arising from assets acquired that could not be individually identified and separately recognized and is attributable to the general reputation, acquisition synergies and expected future cash flows of the acquisition as well as the nature of Secure’s products and services and its competitive position in the marketplace. The final allocation of the purchase price, which the Company expects to complete by September 30, 2016, but no later than one year from the acquisition date, may differ from the amounts included in these financial statements. Management does not expect additional adjustments, if any, resulting from changes to the purchase price allocation, to have a material effect on the Company’s financial position or results of operations.

The following reconciliation of the purchase price for Secure reflects the preliminary purchase price allocation (in thousands):

Purchase price paid	$230,504
Cash acquired	(922)
Purchase price, net of cash received	$229,582

Acquisition-related costs for 2016	$128

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$922
Accounts receivable	12,521
Inventories	15,815
Other current assets	1,569
Property, plant and equipment	2,048
Other assets	97
Trade names and trademarks intangible	7,800
Technology licenses intangible	15,500
Customer relationships intangible	67,100
Goodwill	154,065
Current liabilities	(16,936)
Long-term debt	(24)
Other long-term liabilities	(800)
Deferred income taxes	(29,173)
Total identifiable net assets	$230,504

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

Pro forma condensed consolidated financial information for the six months ended June 30, 2015 (unaudited) (in thousands):

Net sales	$1,337,387
Net income	$36,591

Note 3 – Stock-Based Compensation

The Company’s 2010 Omnibus Incentive Compensation Plan (the 2010 Plan) authorizes, the Company, upon approval of the compensation committee of the Board of Directors, to grant a variety of awards, including stock options, restricted shares, restricted stock units, stock appreciation rights, performance compensation awards, phantom stock awards and deferred share units, or any combination thereof, to any director, officer, employee or consultant (including any prospective director, officer, employee or consultant) of the Company. Stock options are granted to employees with an exercise price equal to the market price of the Company’s common shares on the date of grant, generally vest over a four-year period from the date of grant and have a term of 10 years. Restricted shares and restricted stock units granted to employees generally vest over a four-year period from the date of grant, subject to the continued employment of the employee by the Company. Awards under the 2010 Plan to non-employee directors have been in the form of restricted stock units, which vest in equal quarterly installments over a one-year period, starting on the grant date.

As of June 30, 2016, 3.1 million additional common shares were available for issuance under the Company’s 2010 Plan.

All share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on their grant date fair values. The total compensation cost recognized for stock-based awards was $1.9 million and $4.0 million for the three and six months ended June 30, 2016, respectively, and $2.1 million and $4.0 million for the three and six months ended June 30, 2015, respectively. The total income tax benefit recognized in the condensed income statements for stock-based awards was $0.7 million and $1.5 million for the three and six months ended June 30, 2016, respectively, and $0.8 million and $1.6 million for the three and six months ended June 30, 2015, respectively. The compensation expense for stock-based awards includes an estimate for forfeitures and is recognized over the vesting period of the awards using the straight-line method. Cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards (excess tax benefits) are classified as cash flows from financing activities. Awards of restricted shares, restricted stock units, and performance-based restricted stock units are valued at the closing market price of the Company’s common shares on the date of grant. For performance-based restricted stock units, compensation expense is based on the probability that the performance goals will be achieved, which is monitored by management throughout the requisite service period. When it becomes probable, based on the Company’s expectation of performance during the measurement period, that more or less than the previous estimate of the awarded shares will vest, an adjustment to stock-based compensation expense is recognized as a change in accounting estimate.

As of June 30, 2016, the unrecognized compensation cost and remaining weighted-average amortization related to stock-based awards were as follows:

Performance-
based
		Restricted	Restricted
	Stock	Stock	Stock
(in thousands)	Options	Units	Units(1)
Unrecognized compensation cost	$ 3,112	$ 11,033	$ 5,000
Remaining weighted-average
amortization period	1.6 years	2.6 years	2.0 years

(1) Based on the probable achievement of the performance goals identified in each award.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average fair value per option granted during the six months ended June 30, 2015 was $8.76, respectively. No options were granted during the six months ended June 30, 2016 or the three months ended June 30, 2015. The weighted-average assumptions used to value the options granted during the six months ended June 30, 2015 were as follows (in thousands):

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

The total cash received by the Company as a result of stock option exercises for the six months ended June 30, 2016 and 2015 was approximately $0.8 million and $1.5 million, respectively. The actual tax benefit realized as a result of stock option exercises and the vesting of other share-based awards during the six months ended June 30, 2016 and 2015 was $1.6 million and $1.9 million, respectively. For the six months ended June 30, 2016 and 2015, the total intrinsic value of stock options exercised was $0.3 million and $0.5 million, respectively.

The Company awarded performance-based restricted stock units to employees during the six months ended June 30, 2016 and 2015. The number of performance-based restricted stock units that will ultimately be earned will not be determined until the end of the corresponding performance periods, and may vary from as low as zero to as high as three times the target number depending on the level of achievement of certain performance goals. The level of achievement of these goals is based upon the audited financial results of the Company for the last full calendar year within the performance period. The performance goals consist of certain levels of achievement using the following financial metrics: revenue growth, operating margin expansion, and return on invested capital. If the performance goals are not met based on the Company’s financial results, the applicable performance-based restricted stock units will not vest and will be forfeited. Shares subject to forfeited performance-based restricted stock units will be available for issuance under the 2010 Plan.

The following table summarizes activities relating to the Company’s stock options:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
(in thousands, except per share data)	Options	Price	Term (Years)	Value
Outstanding as of December 31, 2015	2,580	$20.49
Exercised	(51)	16.04
Forfeited or expired	(314)	23.60
Outstanding as of June 30, 2016	2,215	$20.16	4.72	$ 5,308
Exercisable as of June 30, 2016	1,770	$19.67	3.31	$ 5,022

The aggregate intrinsic value in the table above is before income taxes and is calculated as the difference between the exercise price of the underlying options and the Company’s closing stock price as of the last business day of the period ended June 30, 2016 for options that had exercise prices that were below the closing price.

During the six months ended June 30, 2016, the Company’s remaining outstanding restricted shares at December 31, 2015 vested and the Company has no restricted shares outstanding. Restricted stock units, time-based and performance-based, remain outstanding as detailed below.

The following table summarizes the activities related to the Company’s time-based restricted stock units:

		Weighted-
		Average
	Number of	Grant Date
(in thousands, except per share data)	Units	Fair Value
Non-vested awards outstanding as of December 31, 2015	467	$21.59
Granted	314	21.47
Vested	(171)	21.01
Forfeited	(20)	22.10
Non-vested awards outstanding as of June 30, 2016	590	$21.67

The following table summarizes the activities related to the Company’s performance-based restricted stock units:

		Weighted-
		Average
	Number of	Grant Date
(in thousands, except per share data)	Units	Fair Value
Non-vested units outstanding as of December 31, 2015	306	$19.77
Granted (1)	184	21.63
Forfeited or expired	(108)	17.35
Non-vested units outstanding as of June 30, 2016	382	$21.35

(1)  Represents target number of units that can vest based on the achievement of the performance goals.

Note 4 – Earnings Per Share

Basic earnings per share is computed using the weighted-average number of shares outstanding. Diluted earnings per share is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding stock equivalents. Stock equivalents include common shares issuable upon the exercise of stock options and other equity instruments, and are computed using the treasury stock method. Under the treasury stock method, the exercise price of a share, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of estimated excess tax benefits that would be recorded in paid-in-capital, if any, when the option is exercised or the instrument vests are assumed to be used to repurchase shares in the current period.

The following table sets forth the calculation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2016	2015	2016	2015
Net income	$12,685	$21,210	$23,737	$35,415

Denominator for basic earnings per share -
weighted-average number of common
shares outstanding during the period	49,323	52,180	49,586	52,321
Incremental common shares attributable to
exercise of dilutive options	287	386	289	387
Incremental common shares attributable
to outstanding restricted stock units	57	105	167	176
Denominator for diluted earnings per share	49,667	52,671	50,042	52,884

Basic earnings per share	$0.26	$0.41	$0.48	$0.68
Diluted earnings per share	$0.26	$0.40	$0.47	$0.67

Options to purchase 1.0 million common shares for both the three- and six-month periods ended June 30, 2016 were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive. Options to purchase 1.0 million common shares for both the three- and six-month periods ended June 30, 2015, respectively, were not included in the computation of diluted earnings per share because their effect would also have been anti-dilutive.

Note 5 – Goodwill and Other Intangible Assets

Goodwill allocated to the Company’s reportable segments was as follows:

(in thousands)	Americas	Asia	Total
Goodwill as of December 31, 2015	$161,188	$38,102	$199,290
Purchase accounting adjustments	745	-	745
Goodwill as of June 30, 2016	$161,933	$38,102	$200,035

The purchase accounting adjustments in 2016 related to the Secure Acquisition were based on management’s estimates resulting from review of information obtained after the acquisition that related to facts and circumstances that existed at the acquisition date. See Note 2.

Other assets consist primarily of acquired identifiable intangible assets and capitalized purchased software costs. Acquired identifiable intangible assets as of June 30, 2016 and December 31, 2015 were as follows:

	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
Customer relationships	$100,112	$(23,888)	$76,224
Purchased software costs	30,799	(27,966)	2,833
Technology licenses	26,800	(12,192)	14,608
Trade names and trademarks	7,800	-	7,800
Other	868	(225)	643
Other intangible assets, June 30, 2016	$166,379	$(64,271)	$102,108

	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
Customer relationships	$100,092	$(19,822)	$80,270
Purchased software costs	29,754	(27,394)	2,360
Technology licenses	26,800	(10,477)	16,323
Trade names and trademarks	7,800	-	7,800
Other	868	(213)	655
Other intangible assets, December 31, 2015	$165,314	$(57,906)	$107,408

Customer relationships are being amortized on a straight-line basis over a period of 10 to 14 years. Capitalized purchased software costs are being amortized on a straight-line basis over the estimated useful life of the related software, which ranges from 2 to 10 years. Technology licenses are amortized over their estimated useful lives in proportion to the economic benefits consumed. Amortization of intangible assets with definite lives for the six months ended June 30, 2016 and 2015 was $6.4 million and $2.6 million, respectively. The increase in the amortization of intangible assets reflects the impact of the Secure Acquisition. See Note 2.

The estimated future amortization expense of other intangible assets for each of the next five years is as follows (in thousands):

Year ending December 31,	Amount
2016 (remaining six months)	$6,735
2017	10,680
2018	9,832
2019	9,705
2020	9,170

Note 6 – Borrowing Facilities

On November 12, 2015, the Company entered into a $430 million Credit Agreement (the Credit Agreement) by and among Benchmark, JPMorgan Chase Bank, N.A. as administrative agent and collateral agent (the Administrative Agent), and the financial institutions acting as lenders thereunder from time to time. This Credit Agreement provides for a five-year $200 million revolving credit facility and a five-year $230 million term loan facility (the Term Loan), both with a maturity date of November 12, 2020.  The proceeds of the $230 million term loan facility were used to finance the purchase price of the acquisition of Secure Technology. The revolving credit facility is available for general corporate purposes, may be drawn in foreign currencies up to an amount equivalent to $20 million, and may be used for letters of credit up to $20 million. The Credit Agreement includes an accordion feature, pursuant to which total commitments under the facility may be increased by an additional $150 million, subject to satisfaction of certain conditions.

The Term Loan is payable in minimum quarterly principal installments, which began on March 31, 2016, of $2.9 million in 2016 and 2017, $4.3 million in 2018, $5.8 million in 2019, and $8.6 million in 2020, with the balance payable on the maturity date.

Interest on outstanding borrowings under the Credit Agreement accrues, at our option, at (a) the adjusted London interbank offered rate (LIBOR) as administered by the ICE Benchmark Administration plus 1.25% to 2.25%, or (b) the alternative base rate plus 0.25% to 1.25%, and is payable quarterly in arrears. The alternative base rate is equal to the highest of (i) the Administrative Agent’s prime rate, (ii) the federal funds rate plus 0.50% and (iii) the adjusted LIBOR rate plus 1.00%. The margin on the interest rates fluctuates based upon the ratio of Benchmark’s debt to its consolidated EBITDA (the Total Leverage Ratio). As of June 30, 2016, $168.2 million of the outstanding debt under the Credit Agreement was effectively at a fixed interest rate as a result of a $168.2 million notional interest rate swap contract discussed in Note 14. A commitment fee of 0.30% to 0.40% per annum (based on the Total Leverage Ratio) on the unused portion of the revolving credit line is payable quarterly in arrears.

The Credit Agreement is generally secured by a pledge of (a) all the capital stock of Benchmark’s domestic subsidiaries and 65% of the capital stock of Benchmark’s directly owned foreign subsidiaries, (b) any indebtedness owed to Benchmark and its subsidiaries and (c) all or substantially all other personal property of Benchmark and its domestic subsidiaries (including, accounts receivable, inventory and fixed assets of Benchmark and its domestic subsidiaries), in each case, subject to customary exceptions and limitations. The Credit Agreement contains financial covenants as to debt leverage and interest coverage, and certain customary affirmative and negative covenants, including restrictions on our ability to incur additional debt and liens, pay dividends, repurchase shares, sell assets and merge or consolidate with other persons. Amounts due under the Credit Agreement may be accelerated upon specified events of default, including a failure to pay amounts due, breach of a covenant, material inaccuracy of a representation, or occurrence of bankruptcy or insolvency, subject, in some cases, to cure periods. As of June 30, 2016 and December 31, 2015, the Company was in compliance with all of these covenants and restrictions.

As of June 30, 2016, the Company had $224.3 million in borrowings outstanding under the Term Loan facility and $2.1 million in letters of credit outstanding under the revolving credit facility. The Company has $197.9 million available for future borrowings under the revolving credit facility.

The Company’s Thailand subsidiary has a multi-purpose credit facility with Kasikornbank Public Company Limited (the Thai Credit Facility) that provides for 350 million Thai baht working capital availability. The Thai Credit Facility is secured by land and buildings in Thailand owned by the Company’s Thailand subsidiary. Availability of funds under the Thai Credit Facility is reviewed annually and is currently accessible through October 2016. As of both June 30, 2016 and 2015, there were no working capital borrowings outstanding under the facility.

Note 7 – Inventories
Inventory costs are summarized as follows:
	June 30,	December 31,
(in thousands)	2016	2015
Raw materials	$249,376	$276,470
Work in process	94,253	86,475
Finished goods	31,456	49,041
	$375,085	$411,986

Note 8 – Income Taxes
Income tax expense consists of the following:
	Six Months Ended
	June 30,
(in thousands)	2016	2015
Federal – current	$9	$320
Foreign – current	3,186	3,321
State – current	235	192
Deferred	2,649	5,000
	$6,079	$8,833

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

The Company has been granted certain tax incentives, including tax holidays, for its subsidiaries in Malaysia and Thailand that will expire at various dates, unless extended or otherwise renegotiated, through 2025 in Malaysia and 2028 in Thailand, and are subject to certain conditions with which the Company expects to comply. The net impact of these tax incentives was to lower income tax expense for the six months ended June 30, 2016 and 2015 by approximately $2.0 million (approximately 0.04 per diluted share) and $4.6 million (approximately $0.09 per diluted share), respectively, as follows:

	Six Months Ended
	June 30,
(in thousands)	2016	2015
China	$-	$950
Malaysia	707	1,109
Thailand	1,337	2,515
	$2,044	$4,574

The Company’s Chinese subsidiary had a tax incentive that expired in December 2015 and expects to submit an application for a new tax incentive in China during the second half of 2016.

As of June 30, 2016, the total amount of the reserve for uncertain tax benefits including interest and penalties was $16.5 million. The reserve is classified as a current or long-term liability in the condensed consolidated balance sheets based on the Company’s expectation of when the items will be settled. The amount of accrued potential interest and penalties, respectively, on unrecognized tax benefits included in the reserve as of June 30, 2016, was $1.7 million and $1.6 million. No material changes affected the reserve during the six months ended June 30, 2016. Within the next 12 months, it is reasonably possible that the Company will reduce its reserve by approximately $8.3 million due to the lapse of statutes of limitations in certain jurisdictions.

The Company and its subsidiaries in Brazil, China, Ireland, Luxembourg, Malaysia, Mexico, the Netherlands, Romania, Singapore, Thailand and the United States remain open to examination by the various local taxing authorities, in total or in part, for fiscal years 2004 to 2015. During the course of such examinations, disputes may occur as to matters of fact or law. The Company has no ongoing Internal Revenue Service income tax audits. In most tax jurisdictions, the passage of time without examination will result in the expiration of applicable statutes of limitations thereby precluding examination of the tax period(s) for which such statute of limitation has expired. The Company believes that it has adequately provided for its tax liabilities.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015
Net sales:
Americas	$395,354	$413,642	$748,168	$794,624
Asia	162,825	242,989	336,195	473,209
Europe	40,505	35,549	82,520	71,248
Elimination of intersegment sales	(19,342)	(28,142)	(38,316)	(54,118)
	$579,342	$664,038	$1,128,567	$1,284,963

Depreciation and amortization:
Americas	$5,842	$6,234	$11,608	$12,129
Asia	4,129	4,332	8,249	8,802
Europe	692	600	1,396	1,246
Corporate	3,330	1,176	6,647	2,303
	$13,993	$12,342	$27,900	$24,480

Income from operations:
Americas	$21,434	$19,523	$39,479	$32,012
Asia	11,665	17,742	22,557	33,927
Europe	2,536	1,828	5,488	3,300
Corporate and intersegment eliminations	(17,895)	(12,885)	(33,516)	(24,323)
	$17,740	$26,208	$34,008	$44,916

Capital expenditures:
Americas	$5,387	$3,412	$9,596	$10,340
Asia	1,464	1,506	4,573	9,396
Europe	491	1,657	672	3,296
Corporate	1,024	1,604	1,362	1,974
	$8,366	$8,179	$16,203	$25,006

			June 30,	December 31,
			2016	2015
Total assets:
Americas			$832,224	$867,858
Asia			630,164	604,554
Europe			325,231	305,833
Corporate and other			112,530	115,633
			$1,900,149	$1,893,878

Geographic net sales information reflects the destination of the product shipped. Long-lived assets information is based upon the physical location of the asset.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015
Geographic net sales:
United States	$412,203	$491,834	$797,191	$939,159
Asia	82,257	79,620	153,719	162,011
Europe	57,583	48,767	122,527	101,474
Other Foreign	27,299	43,817	55,130	82,319
	$579,342	$664,038	$1,128,567	$1,284,963

			June 30,	December 31,
			2016	2015
Long-lived assets:
United States			$169,160	$172,958
Asia			71,919	77,237
Europe			9,371	9,704
Other			27,777	31,046
			$278,227	$290,945

Note 10 – Supplemental Cash Flow Information
The following information concerns supplemental disclosures of cash payments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015
Income taxes paid, net	$2,703	$2,452	$4,820	$3,856
Interest paid	2,113	449	4,182	850

Note 11 – Contingencies

The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Note 12 – Impact of Recently Enacted Accounting Standards

In June 2016, the Financial Accounting Standards Board (FASB) issued a new accounting standards update which replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This update is effective for annual reporting periods beginning after December 15, 2019. The Company does not expect the implementation of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In March 2016, the FASB issued a new accounting standard update intended to simplify several aspects of the accounting for share-based payment transactions including: income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. Specifically, the update requires that excess tax benefits and tax deficiencies (the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes) be recognized as income tax expense or benefit in the Consolidated Statement of Income, introducing a new element of volatility to the provision for income taxes. This update is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted. The application of the amendments requires various transition methods depending on the specific item. The Company will adopt this update effective January 1, 2017 and is currently evaluating the impact this standard will have on its consolidated financial statements and related disclosures.

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

In July 2015, the FASB issued an accounting standards update, which applies to inventory that is measured using first-in, first-out or average cost, with new guidance on simplifying the measurement of inventory. Inventory within the scope of this update is required to be measured at the lower of its cost or net realizable value, with net realizable value being the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The standards update is effective prospectively for fiscal years and interim periods beginning after December 15, 2016, with early adoption permitted. The Company will adopt this update effective January 1, 2017 and does not expect the standard to have a material impact on its consolidated financial position, results of operations or cash flows.

In May 2014, the FASB issued a new standard that will supersede most of the existing revenue recognition requirements in current U.S. GAAP. The new standard will require companies to recognize revenue in an amount reflecting the consideration to which they expect to be entitled in exchange for transferring goods or services to a customer. The new standard will also require significantly expanded disclosures regarding the qualitative and quantitative information of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The new standard will permit the use of either the retrospective or cumulative effect transition method, with early application not permitted. In July 2015, the FASB deferred the effective date of the new revenue standard. As a result, the Company will be required to adopt the new standard as of January 1, 2018. Early adoption is permitted to the original effective date of January 1, 2017. The Company is currently evaluating the impact the pronouncement will have on its consolidated financial statements and related disclosures and has not yet selected a transition method. As the new standard will supersede all existing revenue guidance affecting the Company under U.S. GAAP, it could impact revenue and cost recognition on contracts across all its business segments, in addition to its business processes and information technology systems. As a result, the Company’s evaluation of the effect of the new standard will continue over the next several periods. The Company will adopt this update effective January 1, 2018.

The Company has determined that no other recently issued accounting standards will have a material impact on its consolidated financial position, results of operations or cash flows, or will not apply to its operations.

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

The following table summarizes the 2016 activity in the accrued restructuring balances related to the restructuring activities initiated prior to June 30, 2016:

	Balance as of			Foreign	Balance as of
	December 31,	Restructuring	Cash	Exchange	June 30,
(in thousands)	2015	Charges	Payment	Adjustments	2016
2016 Restructuring:
Severance	$-	$2,019	$(2,019)	$-	$-
Other exit costs	-	459	(459)	-	-
	-	2,478	(2,478)	-	-

2015 Restructuring:
Severance	222	-	(224)	3	1
Leased facilities and equipment	928	-	(904)	-	24
Other exit costs	186	(22)	(164)	-	-
	1,336	(22)	(1,292)	3	25

Total	$1,336	$2,456	$(3,770)	$3	$25

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

The Company’s financial instruments include cash equivalents, accounts and other receivables, accounts payable, accrued liabilities and long-term debt and capital lease obligations. The Company believes that the carrying values of these instruments approximate fair value. As of June 30, 2016, the Company’s long-term investments and derivative instruments were recorded at fair value using Level 3 inputs. The Company uses derivative instruments to manage the variability of foreign currency obligations and interest rates. The Company does not enter into derivatives for speculative purposes.

The forward currency exchange contracts in place as of June 30, 2016 have not been designated as accounting hedges and, therefore, changes in fair value are recorded within the Condensed Consolidated Statements of Income.

The Company has an interest rate swap agreement with a notional amount of $168.2 million and $172.5 million as of June 30, 2016 and December 31, 2015, respectively, to hedge a portion of its interest rate exposure on the outstanding borrowings under the Credit Agreement. Under this interest rate swap agreement, the Company receives variable rate interest rate payments based on the one-month LIBOR rate and pays fixed rate interest payments. The fixed interest rate for the contract is 1.4935%. The effect of this swap is to convert a portion of the Company’s floating rate interest expense to fixed interest rate expense. Based on the terms of the interest rate swap contract and the underlying borrowings outstanding under the Credit Agreement, the interest rate contract was determined to be effective, and thus qualifies and has been designated as a cash flow hedge. As such, changes in the fair value of the interest rate swap are recorded in other comprehensive income on the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of cash flows. The fair value of the interest rate swap was a $4.7 million liability as of June 30, 2016 and $0 as of December 31, 2015, which was its effective date. During the six months ended June 30, 2016, the Company recorded unrealized losses of $4.7 million ($2.9 million net of tax) on the swap in other comprehensive income. See Note 15.

Note 15 – Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component were as follows:

	Foreign		Unrealized
	currency	Derivative	loss on
	translation	instruments,	investments,
(in thousands)	adjustments	net of tax	net of tax	Other	Total
Balances, December 31, 2015	$(13,079)	$—	$(95)	$158	$(13,016)
Other comprehensive loss before reclassifications	516	(2,899)	16	—	(2,367)
Net current period other comprehensive loss	516	(2,899)	16	—	(2,367)
Balances, June 30, 2016	$(12,563)	$(2,899)	$(79)	$158	$(15,383)

See Note 14 for further explanation of the change in derivative instruments that is recorded to Accumulated Other Comprehensive Loss.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report (this Report) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts and include words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” “will,” or the negative or other variations thereof. In particular, statements, whether express or implied, concerning future operating results or the ability to generate sales, income or cash flow are forward-looking statements. Undue reliance should not be placed on any forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions that are beyond our ability to control or predict, including those discussed in Part I, Item 1A of the 2015 10-K and any added under  Part II, Item 1A of this Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes, including the future results of our operations, may vary materially from those indicated. The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying notes, and the 2015 10-K.

OVERVIEW

We are a worldwide provider of integrated manufacturing, design and engineering services and product life cycle solutions. We offer comprehensive and integrated design and manufacturing services and solutions—from initial product concept to volume production, including direct order fulfillment and post-deployment services. We provide our services to OEMs of industrial equipment (including equipment for the aerospace and defense industries), telecommunication equipment, computers and related products for business enterprises, medical devices, and test and instrumentation products. In this Report, references to Benchmark or the Company or use of the words “we”, “our” and “us” include the subsidiaries of Benchmark unless otherwise noted.

Over the last two years our strategic priority has been to transition our portfolio to the higher-value markets of Industrials, Medical and Test & Instrumentation. These higher-value markets offer greater outsourcing opportunities, longer lifecycle products and extended manufacturing contracts with customers who have greater outsourcing needs and require higher value-added and engineering-led solutions than our traditional markets.

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

We recognize revenue from the sale of manufactured products built to customer specifications and excess inventory when title and risk of ownership have passed, the price to the buyer is fixed or determinable and recoverability is reasonably assured, which generally is when the goods are shipped. Revenue from design, development and engineering services is recognized when the services are performed and collectibility is reasonably certain. Such services provided under fixed price contracts are generally accounted for using the percentage-of-completion method. We generally assume no significant obligations after shipment as we typically warrant workmanship only. Therefore, our warranty provisions are generally not significant.

2016 Highlights

Sales for the three months ended June 30, 2016 decreased 13% to $579.3 million compared to $664.0 million for 2015. During 2016, sales to customers in our various industry sectors fluctuated from the comparable 2015 period as follows:

•         Industrials increased by 6%,

•         Medical increased by 2%,

•         Test & Instrumentation increased by 1%,

•         Computing decreased by 12%, and

•         Telecommunications decreased by 47%.

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

Our sales depend on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, can adversely affect us. A substantial percentage of our sales are made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. Sales to our 10 largest customers represented 43% and 48% of our sales in the six months ended June 30, 2016 and 2015, respectively. We had no customers that represented 10% or more of our sales during the first six months of 2016 or 2015.

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

We have undertaken initiatives to restructure our business operations with the intention of improving utilization and realizing cost savings. During the first six months of 2016, we recognized $2.5 million of restructuring charges, primarily related to reductions in workforce in certain facilities across various regions, and $0.1 million of integration costs. In addition, we recognized $3.8 million of costs in connection with the proxy contest relating to our 2016 annual meeting of shareholders.

RESULTS OF OPERATIONS

The following table presents the percentage relationship that certain items in our Condensed Consolidated Statements of Income bear to sales for the periods indicated. The financial information and the discussion below should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto in Item 1 of this Report.

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2016	2015	2016	2015
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	90.9	91.6	90.9	91.6
Gross profit	9.1	8.4	9.1	8.4
Selling, general and administrative expenses	5.4	4.2	5.5	4.4
Restructuring charges and other costs	0.6	0.2	0.6	0.5
Income from operations	3.1	3.9	3.0	3.5
Other income (expense), net	(0.3)	0.1	(0.4)	(0.1)
Income before income taxes	2.7	4.0	2.6	3.4
Income tax expense	0.5	0.8	0.5	0.7
Net income	2.2%	3.2%	2.1%	2.8%

Sales

Sales for the second quarter of 2016  were $579.3 million, a 13% decrease from sales of $664.0 million for the same quarter in 2015. Sales for the first six months of 2016  were $1.1 billion, a 12% decrease from sales of $1.3 billion for the same period in 2015. The following table sets forth, for the periods indicated, the percentages of our sales by industry sector.

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2016	2015	2016	2015
Higher-Value Markets
Industrials	37%	30%	38%	31%
Medical	16	14	16	13
Test & Instrumentation	10	9	10	9
	63	53	64	53
Traditional Markets
Computing	21	20	19	20
Telecommunications	16	27	17	27
	37	47	36	47
Total	100%	100%	100%	100%

Industrials Second quarter sales increased 6% to $213.8 million from $200.9 million in 2015, and increased 7% to $426.9 million during the first six months of 2016 from $400.0 million in the same period of 2015 primarily as a result of new programs from both new and existing customers, and the impact of the Secure Acquisition.

Medical Second quarter sales increased 2% to $91.9 million from $90.3 million in 2015, and increased 2% to $174.4 million during the first six months of 2016 from $171.5 million in the same period of 2015.

Test & Instrumentation Second quarter sales increased 1% to $60.0 million from $59.4 million in 2015 and decreased 1% to $113.4 million during the first six months of 2016 from $114.1 million in the same period of 2015.

Computing Second quarter sales decreased 12% to $119.9 million from $136.8 million in 2015, and decreased 15% to $218.4 million during the first six months of 2016 from $256.4 million in the same period of 2015. The decrease is primarily due to lower demand from many of our computing customers.

Telecommunications Second quarter sales decreased 47% to $93.7 million from $176.6 million in 2015, and decreased 43% to $195.5 million during the first six months of 2016 from $343.0 million in the same period of 2015  related to product lifecycle transitions at one of our top customers as well as other customers experiencing order declines related to broader demand weakness associated with reduced infrastructure spending.

Our international operations are subject to the risks of doing business abroad. See Part I, Item 1A of our 2015 10-K for factors pertaining to our international sales and fluctuations in the exchange rates of foreign currency and for further discussion of potential adverse effects in operating results associated with the risks of doing business abroad. During the first six months of 2016 and 2015, 48% and 52%, respectively, of our sales were from our international operations.

Gross Profit

Gross profit decreased 5% to $52.7 million for the three months ended June 30, 2016 from $55.7 million in the same quarter of 2015, and decreased 4% to $103.0 million for the six months ended June 30, 2016 from $107.5 million in the same period of 2015. Gross profit as a percentage of sales increased to 9.1% for the three and six months ended June 30, 2016 from 8.4% in the same periods of 2015 primarily due to benefits from our increased higher-value market revenue base and ongoing operational excellence initiatives, offset by decreased utilization associated with lower sales volumes. We experience fluctuations in gross profit from period to period.

Selling, General and Administrative Expenses

SG&A increased by 12% to $31.3 million in the second quarter of 2016 compared to $27.9 million in 2015, and increased by 12% to $62.6 million in the first six months of 2016 compared to $56.1 million in 2015 primarily related to the Secure Acquisition and investments in our sales and marketing organization. SG&A, as a percentage of sales, increased to 5.4% for the second quarter of 2016 from 4.2% in 2015. SG&A, as a percentage of sales, increased to 5.5% for the first six months of 2016 from 4.4% in 2015. The increase in SG&A as a percentage of sales related primarily to the decreased sales volumes.

Restructuring Charges and Other Costs

During 2016, we recognized $2.6 million of restructuring charges and other costs, primarily related to reductions in workforce in certain facilities across various regions. In addition, we recognized $3.8 million of costs in connection with the proxy contest related to our 2016 annual meeting of shareholders. We expect to incur an additional $4 to $5 million in the second half of 2016 on efforts to improve the utilization of existing manufacturing facilities. In 2015, we recognized $6.5 million of restructuring charges and other costs, primarily related to the closure of certain facilities in the Americas. See Note 13 to the Condensed Consolidated Financial Statements in Item 1 of this Report.

Interest Expense

Interest expense increased to $4.6 million in 2016 from $0.9 million in 2015 due to the additional debt incurred in connection with the Secure Acquisition.

Income Tax Expense

Income tax expense of $6.1 million represented an effective tax rate of 20.4% for 2016, compared with $8.8 million for 2015, which represented an effective tax rate of 20.0%.

We have been granted certain tax incentives, including tax holidays, for our subsidiaries in Malaysia and Thailand that will expire at various dates, unless extended or otherwise renegotiated, through 2025 in Malaysia, and 2028 in Thailand. See Note 8 to the Condensed Consolidated Financial Statements in Item 1 of this report.

Net Income

We reported net income of $23.7 million, or diluted earnings per share of $0.47 for the first six months 2016, compared with net income of $35.4 million, or diluted earnings per share of $0.67 for 2015. The net decrease of $11.7 million from 2015 was due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our organic growth and operations through funds generated from operations. In connection with the Secure Acquisition in 2015, we borrowed $230.0 million under the Term Loan facility to finance the purchase price of the acquisition. Cash and cash equivalents totaled $573.2 million at June 30, 2016 and $466.0 million at December 31, 2015, of which $534.7 million at June 30, 2016 and $424.0 million at December 31, 2015 was held outside the U.S. in various foreign subsidiaries. Substantially all of the amounts held outside of the U.S. are intended to be permanently reinvested in foreign operations. Under current tax laws and regulations, if cash and cash equivalents held outside the U.S. were to be distributed to the U.S. in the form of dividends or otherwise, we would be subject to additional U.S. income taxes and foreign withholding taxes, reduced by any applicable foreign tax credits.

Cash provided by operating activities was $157.6 million for 2016 and consisted primarily of $23.7 million of net income adjusted for $27.9 million of depreciation and amortization, a $57.0 million decrease in accounts receivable, a $37.0 million decrease in inventories and a  $23.1 million increase in accounts payable. The decrease in accounts receivable and inventories was primarily driven by the decrease in sales.  Working capital was $1.1 billion at both June 30, 2016 and December 31, 2015.

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

Cash used in investing activities was $15.9 million for 2016 primarily due to purchases of additional property, plant and equipment totaling $15.1 million. These purchases were primarily for machinery and equipment in the Americas and Asia.

Cash used in financing activities was $34.5 million for 2016. Share repurchases totaled $29.3 million, principal payments on long-term debt totaled $6.1 million, and we received $0.8 million from the exercise of stock options.

Under the terms of the Credit Agreement, in addition to the Term Loan Facility, we have a $200.0 million five-year revolving credit facility, which can be used for general corporate purposes and has a maturity date of November 12, 2020. The Credit Agreement includes an accordion feature pursuant to which total commitments under the facility may be increased by an additional $150.0 million, subject to satisfaction of certain conditions. As of June 30, 2016, we had $224.3 million in borrowings outstanding under the Term Loan Facility and $2.1 million in letters of credit outstanding under the revolving credit facility. We have $197.9 million available for future borrowings under the revolving credit facility. See Note 6 to the Condensed Consolidated Financial Statements included in Item 1 of this Report for more information regarding the terms of the Credit Agreement.

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

As of June 30, 2016, we had cash and cash equivalents totaling $573.2 million and had $197.9 million available for borrowings under the Credit Agreement. During the next 12 months, we believe our capital expenditures will approximate $40 million, principally for machinery and equipment to support our ongoing business around the globe.

In December 2014 and again in December 2015, our Board of Directors approved the repurchase of up to $100.0 million of our outstanding common shares. As of June 30, 2016, we had $105.4 million remaining under the repurchase programs to purchase additional shares. We are under no commitment or obligation to repurchase any particular amount of common shares. Management believes that our existing cash balances and funds generated from operations will be sufficient to permit us to meet our liquidity requirements over the next 12 months. Management further believes that our ongoing cash flows from operations and any borrowings we may incur under our revolving credit facility will enable us to meet operating cash requirements in future years. Should we desire to consummate significant acquisition opportunities, our capital needs would increase and could possibly result in our need to increase available borrowings under our Credit Agreement or access public or private debt and equity markets. There can be no assurance, however, that we would be successful in raising additional debt or equity on acceptable terms.

CONTRACTUAL OBLIGATIONS

We have certain contractual obligations for operating and capital leases that were summarized in a table of Contractual Obligations in our 2015 10-K. There have been no material changes to our contractual obligations, outside of the ordinary course of our business, since December 31, 2015.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2016, we did not have any significant off-balance sheet arrangements.

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

We transact business in various foreign countries and are subject to foreign currency fluctuation risks. We use natural hedging and forward contracts to economically hedge transactional exposure primarily associated with trade accounts receivable, other receivables and trade accounts payable denominated in a currency other than the functional currency of the respective operating entity. We do not use derivative financial instruments for speculative purposes. The forward contracts in place as of June 30, 2016 have not been designated as accounting hedges and, therefore, changes in fair value are recorded within our Consolidated Statements of Income.

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

We are also exposed to interest rate risk on borrowings under our Credit Agreement. As of June 30, 2016, we had $224.3 million outstanding on the floating rate term loan facility, and we have an interest rate swap agreement with a notional amount of $168.2 million. Under this interest rate swap agreement, we receive variable rate interest rate payments and pay fixed rate interest payments. The effect of this swap is to convert a portion of our floating rate interest expense to fixed interest rate expense. The interest rate swap is designated as a cash flow hedge.

Item 4 –  Controls and Procedures

As of the end of the period covered by this Report, the Company’s management (with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO)) conducted an evaluation pursuant to Rule 13a-15 promulgated under the Exchange Act, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the CEO and CFO concluded that as of the end of the period covered by this Report such disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to our management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

(c)  The following table provides information for the quarter ended June 30, 2016 about the Company’s repurchases of its equity securities registered pursuant to Section 12 of the Exchange Act, at a total cost of $15.1 million:

ISSUER PURCHASES OF EQUITY SECURITIES
(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares	Dollar Value)
			(or Units)	of Shares
			Purchased as	(or Units) that
	(a) Total		Part of	May Yet Be
	Number of		Publicly	Purchased
	Shares (or	(b) Average	Announced	Under the
	Units)	Price Paid per Share	Plans or	Plans or
Period	Purchased(1)	(or Unit)(2)	Programs	Programs(3)
April 1 to 30, 2016	120,000	$19.62	120,000	$118.1 million
May 1 to 31, 2016	359,800	$19.51	359,800	$111.1 million
June 1 to 30, 2016	270,000	$21.18	270,000	$105.4 million
Total	749,800	$20.13	749,800

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
3.1

Restated Certificate of Formation of the Company dated May 17, 2016 (incorporated by reference to Exhibit 3.1 to the Company's report on Form 8-K filed with the SEC on May 17, 2016) (the 8-K) (Commission file number 1-10560)

3.2	Amended and Restated Bylaws of the Company dated May 17, 2016 (incorporated by reference to Exhibit 3.2 to the 8-K)
4.1

Specimen form of certificate evidencing the Common Shares (incorporated by reference to Exhibit 4.1 to the Company's quarterly report on Form 10-Q filed with the SEC on November 7, 2014) (Commission file number 1-10560)

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 8, 2016.

BENCHMARK ELECTRONICS, INC.
(Registrant)
By: /s/ Gayla J. Delly
Gayla J. Delly
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Donald F. Adam
Donald F. Adam
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

3.1

Restated Certificate of Formation of the Company dated May 17, 2016 (incorporated by reference to Exhibit 3.1 to the Company's report on Form 8-K filed with the SEC on May 17, 2016) (the 8-K) (Commission file number 1-10560)

3.2	Amended and Restated Bylaws of the Company dated May 17, 2016 (incorporated by reference to Exhibit 3.2 to the 8-K)
4.1

Specimen form of certificate evidencing the Common Shares (incorporated by reference to Exhibit 4.1 to the Company's quarterly report on Form 10-Q filed with the SEC on November 7, 2014) (Commission file number 1-10560)

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