Form 10-Q
period 2016-09-30
BENCHMARK ELECTRONICS INC
filed 2016-11-08
CIK 863436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10‑Q

_______________

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 7, 2016,  there were 48,878,788 shares of Common Stock of Benchmark Electronics, Inc., par value $0.10 per share, outstanding.

TABLE OF CONTENTS

PART I

PART I - FINANCIAL INFORMATION

Item 1.            Financial Statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30,	December 31,
(in thousands, except par value)	2016	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$635,683	$465,995
Accounts receivable, net of allowance for doubtful accounts of $3,314
and $3,417, respectively	417,325	479,140
Inventories	395,948	411,986
Prepaid expenses and other assets	31,375	31,351
Income taxes receivable	380	156
Total current assets	1,480,711	1,388,628
Property, plant and equipment, net of accumulated depreciation of
$402,359 and $379,088, respectively	168,806	178,170
Goodwill	191,616	199,290
Deferred income taxes	12,590	14,088
Other, net	105,345	113,702
	$1,959,068	$1,893,878

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt and capital lease obligations	$12,365	$12,284
Accounts payable	308,859	251,163
Income taxes payable	5,112	5,069
Accrued liabilities	74,796	64,578
Total current liabilities	401,132	333,094
Long-term debt and capital lease obligations, less current installments	214,171	222,909
Other long-term liabilities	9,448	15,971
Shareholders’ equity:
Preferred stock, $0.10 par value; 5,000 shares authorized, none issued	—	—
Common stock, $0.10 par value; 145,000 shares authorized; issued
and outstanding – 48,754 and 50,178, respectively	4,875	5,018
Additional paid-in capital	613,036	624,997
Retained earnings	730,725	704,905
Accumulated other comprehensive loss	(14,319)	(13,016)
Total shareholders’ equity	1,334,317	1,321,904
Commitments and contingencies
	$1,959,068	$1,893,878

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2016	2015	2016	2015

Sales	$574,341	$630,191	$1,702,908	$1,915,154
Cost of sales	521,519	575,627	1,546,915	1,752,809
Gross profit	52,822	54,564	155,993	162,345
Selling, general and administrative expenses	28,085	26,216	85,082	80,689
Amortization of intangible assets	3,170	1,104	8,945	3,039
Restructuring charges and other costs	3,485	1,096	9,876	7,553
Income from operations	18,082	26,148	52,090	71,064
Interest expense	(2,302)	(495)	(6,935)	(1,427)
Interest income	577	246	1,170	971
Other expense	(383)	(1,121)	(535)	(1,582)
Income before income taxes	15,974	24,778	45,790	69,026
Income tax expense (benefit)	(5,768)	4,213	311	13,046
Net income	$21,742	$20,565	$45,479	$55,980

Earnings per share:
Basic	$0.44	$0.40	$0.92	$1.08
Diluted	$0.44	$0.40	$0.91	$1.07

Weighted-average number of shares outstanding:
Basic	48,965	51,192	49,377	51,940
Diluted	49,414	51,588	49,878	52,448

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015

Net income	$21,742	$20,565	$45,479	$55,980
Other comprehensive income (loss):
Foreign currency translation adjustments	299	378	815	(2,386)
Unrealized gain (loss) on investments, net of tax	1	10	17	(23)
Unrealized gain (loss) on derivative, net of tax	765	-	(2,134)	-
Other	(1)	(3)	(1)	(10)
Other comprehensive income (loss)	1,064	385	(1,303)	(2,419)
Comprehensive income	$22,806	$20,950	$44,176	$53,561

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders’ Equity
(unaudited)

					Accumulated
	Common Stock		Additional		Other	Total
	Shares	Par	Paid-in	Retained	Comprehensive	Shareholders’
(in thousands)	Outstanding	Value	Capital	Earnings	Loss	Equity

Balances, December 31, 2015	50,178	$ 5,018	$ 624,997	$ 704,905	$ (13,016)	$ 1,321,904
Stock-based compensation expense	-	-	4,302	-	-	4,302
Shares repurchased and retired	(1,923)	(193)	(21,010)	(19,659)	-	(40,862)
Stock options exercised	328	33	5,511	-	-	5,544
Vesting of restricted stock units	197	20	(20)	-	-	-
Shares withheld for taxes	(26)	(3)	(551)	-	-	(554)
Excess tax shortfall of stock-based
compensation	-	-	(193)	-	-	(193)
Net income	-	-	-	45,479	-	45,479
Other comprehensive loss	-	-	-	-	(1,303)	(1,303)
Balances, September 30, 2016	48,754	$ 4,875	$ 613,036	$ 730,725	$ (14,319)	$ 1,334,317

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2016	2015

Cash flows from operating activities:
Net income	$45,479	$55,980
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	31,623	32,298
Amortization	10,379	4,192
Deferred income taxes	2,577	7,481
Gain on the sale of property, plant and equipment	(119)	(56)
Asset impairments	121	84
Stock-based compensation expense	4,302	6,021
Excess tax benefits from stock-based compensation	(299)	(345)
Changes in operating assets and liabilities, net of effects from business acquisition:
Accounts receivable	61,776	52,217
Inventories	13,991	(21,059)
Prepaid expenses and other assets	(302)	(9,015)
Accounts payable	59,183	(9,222)
Accrued liabilities	(535)	529
Income taxes	(146)	(383)
Net cash provided by operations	228,030	118,722
Cash flows from investing activities:
Proceeds from sales of investments at par	200	50
Additions to property, plant and equipment	(24,126)	(31,980)
Proceeds from the sale of property, plant and equipment	237	477
Additions to purchased software	(1,272)	(902)
Business acquisition, net of cash acquired	10,750	-
Other	(224)	187
Net cash used in investing activities	(14,435)	(32,168)
Cash flows from financing activities:
Proceeds from stock options exercised	5,544	1,683
Excess tax benefits from stock-based compensation	299	345
Principal payments on long-term debt and capital lease obligations	(9,224)	(500)
Share repurchases	(40,862)	(52,323)
Net cash used in financing activities	(44,243)	(50,795)
Effect of exchange rate changes	336	(1,041)
Net increase in cash and cash equivalents	169,688	34,718
Cash and cash equivalents at beginning of year	465,995	427,376
Cash and cash equivalents at end of period	$635,683	$462,094

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(amounts in thousands, except per share data, unless otherwise noted)

(unaudited)

Note 1 – Basis of Presentation

Benchmark Electronics, Inc. (the Company) is a Texas corporation that provides worldwide integrated electronic manufacturing services (EMS), engineering and design services, and precision machine services. The Company provides services to original equipment manufacturers (OEMs) of industrial control equipment (including equipment for the aerospace and defense industries), telecommunication equipment, computers and related products for business enterprises, medical devices, and testing and instrumentation products. The Company has manufacturing operations located in the United States and Mexico (the Americas), Asia and Europe.

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

Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in accordance with generally accepted accounting principles in the United States (U.S. GAAP). Actual results could differ from those estimates and assumptions.

Certain reclassifications of prior period amounts have been made to conform to the current period presentation. In the quarter ending September 30, 2016, the Company concluded that it was appropriate to classify amounts relating to the amortization of intangible assets separately. Previously, the Company had reported these amounts under the captions “cost of sales” and “selling, general and administrative expenses”. These reclassifications had no effect on previously reported net income.

Note 2—Acquisition

On November 12, 2015, the Company acquired all of the outstanding common stock of Secure Communication Systems, Inc. and its subsidiaries (collectively referred to as Secure Technology or Secure) (the Secure Acquisition) for a purchase price of $219.8 million, as adjusted in accordance with the acquisition agreement. Secure Technology is a leading provider of customized high-performance electronics, sub-systems, and component solutions for mission critical applications. The transaction was financed with borrowings under the Company’s term loan facility.

The allocation of the Secure Acquisition’s net purchase price resulted in $145.6 million of goodwill. The final allocation of the purchase price, which the Company completed in September 2016, reflects a $10.8 million purchase price adjustment received during the quarter ended September 30, 2016. The Secure Acquisition deepened Benchmark’s engineering capabilities and enhanced its ability to serve customers in highly regulated industrial markets, including aerospace and defense. The goodwill recognized in connection with the acquisition represents the future economic benefit arising from assets acquired that could not be individually identified and separately recognized and is attributable to the general reputation, acquisition synergies and expected future cash flows of the acquisition, as well as the nature of Secure’s products and services and its competitive position in the marketplace.

The purchase price paid for Secure has been allocated as follows (in thousands):

Purchase price paid	$219,754
Cash acquired	(922)
Purchase price, net of cash received	$218,832

Acquisition-related costs for 2016	$132

The following table summarizes the assets acquired and liabilities assumed:
Cash	$922
Accounts receivable	12,521
Inventories	13,484
Other current assets	1,569
Property, plant and equipment	2,048
Other assets	97
Trade names and trademarks intangible	7,800
Technology licenses intangible	15,500
Customer relationships intangible	67,100
Current liabilities	(16,936)
Long-term debt	(24)
Other long-term liabilities	(800)
Deferred income taxes	(29,173)
Total identifiable net assets	74,108
Goodwill	145,646
Net assets acquired	$219,754

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

Pro forma condensed consolidated financial information for the nine months ended September 30, 2015 (unaudited) (in thousands):

Net sales	$1,989,134
Net income	$57,089

Note 3 – Stock-Based Compensation

The Company’s 2010 Omnibus Incentive Compensation Plan (the 2010 Plan) authorizes, the Company, upon approval of the compensation committee of the Board of Directors, to grant a variety of awards, including stock options, restricted shares and restricted stock units (both time-based and performance-based) and other forms of equity awards, or any combination thereof, to any director, officer, employee or consultant (including any prospective director, officer, employee or consultant) of the Company. Stock options are granted to employees with an exercise price equal to the market price of the Company’s common shares on the date of grant, generally vest over a four-year period from the date of grant and have a term of 10 years. Time-based restricted shares and restricted stock units granted to employees generally vest over a four-year period from the date of grant, subject to the continued employment of the employee by the Company. Performance-based restricted stock unit awards generally vest over a three-year performance cycle, which includes the year of the grant, and are based upon the Company’s achievement of specified performance metrics. Awards under the 2010 Plan to non-employee directors have been in the form of restricted stock units, which vest in equal quarterly installments over a one-year period, starting on the grant date.

As of September 30, 2016, 3.9 million additional common shares were available for issuance under the Company’s 2010 Plan.

All share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on their grant date fair values. The total compensation cost recognized for stock-based awards was $0.3 million and $4.3 million for the three and nine months ended September 30, 2016, respectively, and $2.0 million and $6.0 million for the three and nine months ended September 30, 2015, respectively. The total income tax benefit recognized in the condensed income statements for stock-based awards was $0.1 million and $1.5 million for the three and nine months ended September 30, 2016, respectively, and $0.8 million and $2.4 million for the three and nine months ended September 30, 2015, respectively. The compensation expense for stock-based awards includes an estimate for forfeitures and is recognized over the vesting period of the awards using the straight-line method. Cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards (excess tax benefits) are classified as cash flows from financing activities. Awards of restricted shares, restricted stock units, and performance-based restricted stock units are valued at the closing market price of the Company’s common shares on the date of grant. For performance-based restricted stock units, compensation expense is based on the probability that the performance goals will be achieved, which is monitored by management throughout the requisite service period. When it becomes probable, based on the Company’s expectation of performance during the measurement period, that more or less than the previous estimate of the awarded shares will vest, an adjustment to stock-based compensation expense is recognized as a change in accounting estimate.

As of September 30, 2016, the unrecognized compensation cost and remaining weighted-average amortization related to stock-based awards were as follows:

Performance-
based
		Restricted	Restricted
	Stock	Stock	Stock
(in thousands)	Options	Units	Units(1)
Unrecognized compensation cost	$ 2,183	$ 8,344	$ 2,821
Remaining weighted-average
amortization period	1.3 years	2.4 years	2.0 years

(1) Based on the probable achievement of the performance goals identified in each award.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average fair value per option granted during the nine months ended September 30, 2015 was $8.76, respectively. No options were granted during the nine months ended September 30, 2016. The weighted-average assumptions used to value the options granted during the nine months ended September 30, 2015 were as follows (in thousands):

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

The total cash received by the Company as a result of stock option exercises for the nine months ended September 30, 2016 and 2015 was approximately $5.5 million and $1.7 million, respectively. The actual tax benefit realized as a result of stock option exercises and the vesting of other share-based awards during the nine months ended September 30, 2016 and 2015 was $2.6 million and $2.0 million, respectively. For the nine months ended September 30, 2016 and 2015, the total intrinsic value of stock options exercised was $2.2 million and $0.5 million, respectively.

The Company awarded performance-based restricted stock units to employees during the nine months ended September 30, 2016 and 2015. The number of performance-based restricted stock units that will ultimately be earned will not be determined until the end of the corresponding performance periods, and may vary from as low as zero to as high as three times the target number depending on the level of achievement of certain performance goals. The level of achievement of these goals is based upon the audited financial results of the Company for the last full calendar year within the performance period. The performance goals consist of certain levels of achievement using the following financial metrics: revenue growth, operating margin expansion, and return on invested capital. If the performance goals are not met based on the Company’s financial results, the applicable performance-based restricted stock units will not vest and will be forfeited. Shares subject to forfeited performance-based restricted stock units will be available for issuance under the 2010 Plan.

The following table summarizes activities relating to the Company’s stock options:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
(in thousands, except per share data)	Options	Price	Term (Years)	Value
Outstanding as of December 31, 2015	2,580	$20.49
Exercised	(328)	16.89
Forfeited or expired	(415)	23.26
Outstanding as of September 30, 2016	1,837	$20.51	4.48	$ 8,789
Exercisable as of September 30, 2016	1,497	$20.16	3.15	$ 7,810

The aggregate intrinsic value in the table above is before income taxes and is calculated as the difference between the exercise price of the underlying options and the Company’s closing stock price as of the last business day of the period ended September 30, 2016 for options that had exercise prices that were below the closing price.

During the nine months ended September 30, 2016, the Company’s remaining outstanding restricted shares at December 31, 2015 vested and the Company has no restricted shares outstanding. Restricted stock units, time-based and performance-based, remain outstanding as detailed below.

The following table summarizes the activities related to the Company’s time-based restricted stock units:

		Weighted-
		Average
	Number of	Grant Date
(in thousands, except per share data)	Units	Fair Value
Non-vested awards outstanding as of December 31, 2015	467	$21.59
Granted	319	21.50
Vested	(198)	21.09
Forfeited	(115)	21.86
Non-vested awards outstanding as of September 30, 2016	473	$21.67

The following table summarizes the activities related to the Company’s performance-based restricted stock units:

		Weighted-
		Average
	Number of	Grant Date
(in thousands, except per share data)	Units	Fair Value
Non-vested units outstanding as of December 31, 2015	306	$19.77
Granted (1)	184	21.63
Forfeited or expired	(260)	19.62
Non-vested units outstanding as of September 30, 2016	230	$21.44

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

The following table sets forth the calculation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2016	2015	2016	2015
Net income	$21,742	$20,565	$45,479	$55,980

Denominator for basic earnings per share -
weighted-average number of common
shares outstanding during the period	48,965	51,192	49,377	51,940
Incremental common shares attributable to
exercise of dilutive options	323	292	304	326
Incremental common shares attributable
to outstanding restricted stock units	126	104	197	182
Denominator for diluted earnings per share	49,414	51,588	49,878	52,448

Basic earnings per share	$0.44	$0.40	$0.92	$1.08
Diluted earnings per share	$0.44	$0.40	$0.91	$1.07

Options to purchase 0.6 million and 0.9 million common shares for the three- and nine-month periods ended September 30, 2016, respectively, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive. Options to purchase 1.3 million common shares for both the three- and nine-month periods ended September 30, 2015 were not included in the computation of diluted earnings per share because their effect would also have been anti-dilutive.

Note 5 – Goodwill and Other Intangible Assets

Goodwill allocated to the Company’s reportable segments was as follows:

(in thousands)	Americas	Asia	Total
Goodwill as of December 31, 2015	$161,188	$38,102	$199,290
Purchase accounting adjustments	(7,674)	-	(7,674)
Goodwill as of September 30, 2016	$153,514	$38,102	$191,616

The purchase accounting adjustments in 2016 related to the Secure Acquisition were based on management’s estimates resulting from review of information obtained after the acquisition that related to facts and circumstances that existed at the acquisition date. See Note 2.

Other assets consist primarily of acquired identifiable intangible assets and capitalized purchased software costs. Acquired identifiable intangible assets as of September 30, 2016 and December 31, 2015 were as follows:

	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
Customer relationships	$100,123	$(25,925)	$74,198
Purchased software costs	31,019	(28,248)	2,771
Technology licenses	26,800	(13,329)	13,471
Trade names and trademarks	7,800	-	7,800
Other	868	(231)	637
Other intangible assets, September 30, 2016	$166,610	$(67,733)	$98,877

	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
Customer relationships	$100,092	$(19,822)	$80,270
Purchased software costs	29,754	(27,394)	2,360
Technology licenses	26,800	(10,477)	16,323
Trade names and trademarks	7,800	-	7,800
Other	868	(213)	655
Other intangible assets, December 31, 2015	$165,314	$(57,906)	$107,408

Customer relationships are amortized on a straight-line basis over a period of 10 to 14 years. Capitalized purchased software costs are amortized on a straight-line basis over the estimated useful life of the related software, which ranges from 2 to 10 years. Technology licenses are amortized over their estimated useful lives in proportion to the economic benefits consumed. Amortization expense for the nine months ended September 30, 2016 and 2015 was as follows:

	Nine Months Ended
	September 30,
(in thousands)	2016	2015
Amortization of intangible assets	$8,945	$3,039
Amortization of capitalized purchased software costs	867	1,013
Amortization of debt costs	567	140
	$10,379	$4,192

The increased amortization of intangible assets reflects the impact of the Secure Acquisition. See Note 2.

The estimated future amortization expense of other intangible assets for each of the next five years is as follows (in thousands):

Year ending December 31,	Amount
2016 (remaining three months)	$3,279
2017	10,776
2018	9,901
2019	9,759
2020	9,192

Note 6 – Borrowing Facilities

On November 12, 2015, the Company entered into a $430 million Credit Agreement (the Credit Agreement) by and among Benchmark, JPMorgan Chase Bank, N.A. as administrative agent and collateral agent (the Administrative Agent), and the financial institutions acting as lenders thereunder from time to time. This Credit Agreement provides for a five-year $200 million revolving credit facility and a five-year $230 million term loan facility (the Term Loan), both with a maturity date of November 12, 2020.  The proceeds of the Term Loan were used to finance the purchase price of the acquisition of Secure Technology. The revolving credit facility is available for general corporate purposes, may be drawn in foreign currencies up to an amount equivalent to $20 million, and may be used for letters of credit up to $20 million. The Credit Agreement includes an accordion feature, pursuant to which total commitments under the facility may be increased by an additional $150 million, subject to satisfaction of certain conditions.

The Term Loan is payable in minimum quarterly principal installments, which began in March 2016, of $2.9 million in 2016 and 2017, $4.3 million in 2018, $5.8 million in 2019, and $8.6 million in 2020, with the balance payable on the maturity date.

Interest on outstanding borrowings under the Credit Agreement accrues, at our option, at (a) the adjusted London interbank offered rate (LIBOR) plus 1.25% to 2.25%, or (b) the alternative base rate plus 0.25% to 1.25%, and is payable quarterly in arrears. The alternative base rate is equal to the highest of (i) the Administrative Agent’s prime rate, (ii) the federal funds rate plus 0.50% and (iii) the adjusted LIBOR rate plus 1.00%. The margin on the interest rates fluctuates based upon the ratio of the Company’s debt to its consolidated EBITDA. As of September 30, 2016, $166.0 million of the outstanding debt under the Credit Agreement was effectively at a fixed interest rate as a result of a $166.0 million notional interest rate swap contract discussed in Note 14. A commitment fee of 0.30% to 0.40% per annum (based on the debt to EBITDA ratio) on the unused portion of the revolving credit line is payable quarterly in arrears.

The Credit Agreement is generally secured by a pledge of (a) all the capital stock of the Company’s domestic subsidiaries and 65% of the capital stock of its directly owned foreign subsidiaries, (b) any indebtedness owed to Benchmark and its subsidiaries and (c) all or substantially all other personal property of Benchmark and its domestic subsidiaries (including, accounts receivable, inventory and fixed assets of Benchmark and its domestic subsidiaries), in each case, subject to customary exceptions and limitations. The Credit Agreement contains financial covenants as to debt leverage and interest coverage, and certain customary affirmative and negative covenants, including restrictions on our ability to incur additional debt and liens, pay dividends, repurchase shares, sell assets and merge or consolidate with other persons. Amounts due under the Credit Agreement may be accelerated upon specified events of default, including a failure to pay amounts due, breach of a covenant, material inaccuracy of a representation, or occurrence of bankruptcy or insolvency, subject, in some cases, to cure periods. As of September 30, 2016 and December 31, 2015, the Company was in compliance with all of these covenants and restrictions.

As of September 30, 2016, the Company had $221.4 million in borrowings outstanding under the Term Loan facility and $2.1 million in letters of credit outstanding under the revolving credit facility. The Company has $197.9 million available for future borrowings under the revolving credit facility.

The Company’s Thailand subsidiary has a multi-purpose credit facility with Kasikornbank Public Company Limited (the Thai Credit Facility) that provides for 350 million Thai baht working capital availability. The Thai Credit Facility is secured by land and buildings in Thailand owned by the Company’s Thailand subsidiary. Availability of funds under the Thai Credit Facility is reviewed annually and is currently accessible through October 2017. As of both September 30, 2016 and 2015, there were no working capital borrowings outstanding under the facility.

Note 7 – Inventories
Inventory costs are summarized as follows:
	September 30,	December 31,
(in thousands)	2016	2015
Raw materials	$258,048	$276,470
Work in process	108,513	86,475
Finished goods	29,387	49,041
	$395,948	$411,986

Note 8 – Income Taxes
Income tax expense consists of the following:
	Nine Months Ended
	September 30,
(in thousands)	2016	2015
Federal – current	$(164)	$483
Foreign – current	(2,340)	4,786
State – current	238	296
Deferred	2,577	7,481
	$311	$13,046

Income tax expense differs from the amount computed by applying the U.S. federal statutory income tax rate to income before income tax primarily due to the mix of taxable income by taxing jurisdiction, the impact of tax incentives and tax holidays in foreign locations, and state income taxes (net of federal benefit). The decrease in income tax expense during 2016 is primarily the result of an $8.3 million decrease in the reserve for uncertain tax benefits and lower taxable income.

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

The Company has been granted certain tax incentives, including tax holidays, for its subsidiaries in Malaysia and Thailand that will expire at various dates, unless extended or otherwise renegotiated, through 2025 in Malaysia and 2028 in Thailand, and are subject to certain conditions with which the Company expects to comply. The net impact of these tax incentives was to lower income tax expense for the nine months ended September 30, 2016 and 2015 by approximately $3.5 million (approximately 0.07 per diluted share) and $7.1 million (approximately $0.13 per diluted share), respectively, as follows:

	Nine Months Ended
	September 30,
(in thousands)	2016	2015
China	$-	$1,573
Malaysia	1,594	1,565
Thailand	1,953	3,936
	$3,547	$7,074

The Company’s Chinese subsidiary had a tax incentive that expired in December 2015 and has submitted an application for a new tax incentive.

As of September 30, 2016, the total amount of the reserve for uncertain tax benefits including interest was $8.1 million. The reserve is classified as a current or long-term liability in the condensed consolidated balance sheets based on the Company’s expectation of when the items will be settled. The amount of accrued potential interest on unrecognized tax benefits included in the reserve as of September 30, 2016, was $0.1 million. There was no reserve for potential penalties. During the three months ended September 30, 2016, the Company reduced its reserve by approximately $8.3 million relating to the expiration of the statute of limitations for a foreign subsidiary that was liquidated in 2011 and closed its operations in 2005.

The Company and its subsidiaries in Brazil, China, Ireland, Luxembourg, Malaysia, Mexico, the Netherlands, Romania, Singapore, Thailand and the United States remain open to examination by the various local taxing authorities, in total or in part, for fiscal years 2004 to 2015. During the course of such examinations, disputes may occur as to matters of fact or law. The Company has no ongoing U.S. Internal Revenue Service income tax audits. In most tax jurisdictions, the passage of time without examination will result in the expiration of applicable statutes of limitations thereby precluding examination of the tax period(s) for which such statute of limitation has expired. The Company believes that it has adequately provided for its tax liabilities.

Note 9 – Segment and Geographic Information

The Company currently has manufacturing facilities in the United States, Mexico, Asia and Europe to serve its customers. The Company is operated and managed geographically, and management evaluates performance and allocates the Company’s resources on a geographic basis. Intersegment sales are generally recorded at prices that approximate arm’s length transactions. Operating segments’ measure of profitability is based on income from operations. The accounting policies for the reportable operating segments are the same as for the Company taken as a whole. The Company has three reportable operating segments: the Americas, Asia and Europe. Information about operating segments is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015
Net sales:
Americas	$387,827	$398,570	$1,135,995	$1,193,194
Asia	169,215	219,400	505,410	692,609
Europe	37,113	35,399	119,633	106,647
Elimination of intersegment sales	(19,814)	(23,178)	(58,130)	(77,296)
	$574,341	$630,191	$1,702,908	$1,915,154

Depreciation and amortization:
Americas	$6,031	$5,965	$17,639	$18,094
Asia	4,055	4,126	12,304	12,928
Europe	702	683	2,098	1,929
Corporate	3,314	1,236	9,961	3,539
	$14,102	$12,010	$42,002	$36,490

Income from operations:
Americas	$21,481	$21,153	$60,960	$53,165
Asia	12,337	16,216	34,894	50,143
Europe	2,390	973	7,878	4,273
Corporate and intersegment eliminations	(18,126)	(12,194)	(51,642)	(36,517)
	$18,082	$26,148	$52,090	$71,064

Capital expenditures:
Americas	$7,102	$4,391	$16,698	$14,731
Asia	1,372	1,526	5,945	10,922
Europe	532	577	1,204	3,873
Corporate	189	1,382	1,551	3,356
	$9,195	$7,876	$25,398	$32,882

			September 30,	December 31,
			2016	2015
Total assets:
Americas			$867,099	$867,858
Asia			623,805	604,554
Europe			359,279	305,833
Corporate and other			108,885	115,633
			$1,959,068	$1,893,878

Geographic net sales information reflects the destination of the product shipped. Long-lived assets information is based upon the physical location of the asset.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015
Geographic net sales:
United States	$403,561	$452,255	$1,200,752	$1,391,414
Asia	85,827	75,479	239,546	237,490
Europe	57,835	58,307	180,362	159,781
Other Foreign	27,118	44,150	82,248	126,469
	$574,341	$630,191	$1,702,908	$1,915,154

			September 30,	December 31,
			2016	2015
Long-lived assets:
United States			$168,880	$172,958
Asia			69,294	77,237
Europe			9,054	9,704
Other			26,179	31,046
			$273,407	$290,945

Note 10 – Supplemental Cash Flow and Non-Cash Information
The following information concerns supplemental disclosures of cash payments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015
Income taxes paid, net	$1,674	$2,288	$6,494	$6,144
Interest paid	2,114	448	6,296	1,298

Non-cash investing activity:
Additions to property, plant and equipment
in accounts payable			$1,004	$1,081

Note 11 – Contingencies

The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

The Company previously reported charges incurred in 2014 for the write-down of inventory and provisions to accounts receivable associated with the October 6, 2014 bankruptcy filing of GT Advanced Technologies (GTAT). The Company noted then that its actual loss could differ from the amounts originally recorded. On October 28, 2016, the Company learned that the trustee in the GTAT bankruptcy proceedings filed adversary actions against certain of the Company’s subsidiaries (who have not yet been served) to recover payments aggregating approximately $3.7 million, which were received by the subsidiaries during the 90 days preceding GTAT’s bankruptcy filing, on the premise that such payments were made during the preference period and therefore may be avoidable as preferential or constructively fraudulent, among other theories. These adversary actions are subject to mandatory mediation procedures by order of the bankruptcy court. The Company believes that the payments were made in the ordinary course of business, and, although the outcome cannot be predicted at this time, the Company intends to vigorously defend against the claims.

Note 12 – Impact of Recently Enacted Accounting Standards

In August 2016, the Financial Accounting Standards Board (FASB) issued a new accounting standards update, which seeks to reduce the existing diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update is effective for fiscal years and interim periods beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this accounting standards update will have on its consolidated financial statements.

In June 2016, the FASB issued a new accounting standards update, which replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This update is effective for annual reporting periods beginning after December 15, 2019. The Company does not expect the implementation of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In March 2016, the FASB issued a new accounting standard update intended to simplify several aspects of the accounting for share-based payment transactions including: income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. Specifically, the update requires that excess tax benefits and tax deficiencies (the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes) be recognized as income tax expense or benefit in the Consolidated Statement of Income, introducing a new element of volatility to the provision for income taxes. This update is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted. The application of the update requires various transition methods depending on the specific item. The Company will adopt this update effective January 1, 2017 and is currently evaluating the impact this standard will have on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued a new accounting standards update changing the accounting for leases and including a requirement to record all leases on the consolidated balance sheets as assets and liabilities. This update is effective for fiscal years beginning after December 15, 2018. The Company will adopt this update effective January 1, 2019, which will impact the its consolidated balance sheet. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

In July 2015, the FASB issued an accounting standards update, which applies to inventory that is measured using first-in, first-out or average cost, with new guidance on simplifying the measurement of inventory. Inventory within the scope of this update is required to be measured at the lower of its cost or net realizable value, with net realizable value being the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The standards update is effective prospectively for fiscal years and interim periods beginning after December 15, 2016, with early adoption permitted. The Company will adopt this update effective January 1, 2017 and does not expect it to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

The following table summarizes the 2016 activity in the accrued restructuring balances related to the restructuring activities initiated prior to September 30, 2016:

	Balance as of			Foreign	Balance as of
	December 31,	Restructuring	Cash	Exchange	September 30,
(in thousands)	2015	Charges	Payment	Adjustments	2016
2016 Restructuring:
Severance	$-	$2,406	$(2,406)	$-	$-
Other exit costs	-	470	(470)	-	-
	-	2,876	(2,876)	-	-

2015 Restructuring:
Severance	222	-	(224)	3	1
Leased facilities and equipment	928	122	(1,026)	-	24
Other exit costs	186	(22)	(164)	-	-
	1,336	100	(1,414)	3	25

Total	$1,336	$2,976	$(4,290)	$3	$25

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

The Company’s financial instruments include cash equivalents, accounts and other receivables, accounts payable, accrued liabilities and long-term debt and capital lease obligations. The Company believes that the carrying values of these instruments approximate fair value. As of September 30, 2016, the Company’s long-term investments and derivative instruments were recorded at fair value using Level 3 inputs. The Company uses derivative instruments to manage the variability of foreign currency obligations and interest rates. The Company does not enter into derivatives for speculative purposes.

The forward currency exchange contracts in place as of September 30, 2016 have not been designated as accounting hedges and, therefore, changes in fair value are recorded within the Condensed Consolidated Statements of Income.

The Company has an interest rate swap agreement with a notional amount of $166.0 million and $172.5 million as of September 30, 2016 and December 31, 2015, respectively, to hedge a portion of its interest rate exposure on outstanding borrowings under the Credit Agreement. Under this interest rate swap agreement, the Company receives variable rate interest rate payments based on the one-month LIBOR rate and pays fixed rate interest payments. The fixed interest rate for the contract is 1.4935%. The effect of this swap is to convert a portion of the floating rate interest expense to fixed interest rate expense. Based on the terms of the interest rate swap contract and the underlying borrowings outstanding under the Credit Agreement, the interest rate contract was determined to be effective, and thus qualifies and has been designated as a cash flow hedge. As such, changes in the fair value of the interest rate swap are recorded in other comprehensive income on the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of cash flows. The fair value of the interest rate swap was a $3.5 million liability as of September 30, 2016 and $0 as of December 31, 2015, which was its effective date. During the nine months ended September 30, 2016, the Company recorded unrealized losses of $3.5 million ($2.1 million net of tax) on the swap in other comprehensive income. See Note 15.

Note 15 – Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component were as follows:

	Foreign		Unrealized
	currency	Derivative	loss on
	translation	instruments,	investments,
(in thousands)	adjustments	net of tax	net of tax	Other	Total
Balances, December 31, 2015	$(13,079)	$—	$(95)	$158	$(13,016)
Other comprehensive loss before reclassifications	815	(2,134)	17	—	(1,302)
Amounts reclassified from accumulated
other comprehensive loss	—	—	—	(1)	(1)
Net current period other comprehensive loss	815	(2,134)	17	(1)	(1,303)
Balances, September 30, 2016	$(12,264)	$(2,134)	$(78)	$157	$(14,319)

See Note 14 for further explanation of the change in derivative instruments that is recorded to Accumulated Other Comprehensive Loss. Amounts reclassified from accumulated other comprehensive loss during the nine months ended September 30, 2016 affected selling, general and administrative expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report (this Report) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts and may include words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” “will,” or the negative or other variations thereof. In particular, statements, whether express or implied, concerning future operating results or the ability to generate sales, income or cash flow are forward-looking statements. Undue reliance should not be placed on any forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions that are beyond our ability to control or predict, including those discussed in Part I, Item 1A of the 2015 10-K and any added under  Part II, Item 1A of this Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes, including the future results of our operations, may vary materially from those indicated. The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying notes, and the 2015 10-K.

OVERVIEW

We are a worldwide provider of integrated manufacturing, design and engineering services, precision machining services and product life cycle solutions. We offer comprehensive and integrated design and manufacturing services and solutions—from initial product concept to volume production, including direct order fulfillment and post-deployment services. We provide our services to OEMs of industrial equipment (including equipment for the aerospace and defense industries), telecommunication equipment, computers and related products for business enterprises, medical devices, and test and instrumentation products. In this Report, references to Benchmark or the Company or use of the words “we”, “our” and “us” include the subsidiaries of Benchmark unless otherwise noted.

Over the last two years, our strategic priority has been to transition our portfolio to the higher-value markets of Industrials, Medical and Test & Instrumentation. These higher-value markets offer greater outsourcing opportunities, longer lifecycle products and extended manufacturing contracts with customers who have greater outsourcing needs and require higher value-added and engineering-led solutions than customers in our traditional markets.

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

As part of our long-term strategy to expand into higher-value markets, on November 12, 2015, we acquired Secure Technology, a leading provider of customized high-performance electronics, sub-systems, and component solutions for mission critical applications, for a purchase price of $219.8 million. This acquisition deepened Benchmark’s engineering capabilities and enhanced its ability to serve customers in highly regulated industrial markets, including aerospace and defense.

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

We recognize revenue from the sale of manufactured products built to customer specifications and excess inventory when title and risk of ownership have passed, the price to the buyer is fixed or determinable and recoverability is reasonably assured, which generally is when the goods are shipped. Revenue from design, development and engineering services is recognized when the services are performed and collectibility is reasonably certain. Such services provided under fixed price contracts are generally accounted for using the percentage-of-completion method. We generally assume no significant obligations after shipment as we typically warrant workmanship only, accordingly, our warranty provisions are generally not significant.

2016 Highlights

Sales for the three months ended September 30, 2016 decreased 9% to $574.3 million compared to $630.2 million for 2015. During 2016, sales to customers in our various industry sectors fluctuated from the comparable 2015 period as follows:

•         Industrials increased by 10%,

•         Medical decreased by 2%,

•         Test & Instrumentation increased by 13%,

•         Computing decreased by 24%, and

•         Telecommunications decreased by 33%.

A significant portion of the overall decrease in sales resulted from a decrease in Telecommunications revenue primarily related to a maturing and non-recurring program at one of our top customers and some of our Telecommunications customers experiencing order declines related to broader demand weakness associated with reduced infrastructure spending. In addition, Computing revenue declined due to lower demand from some of our Computing customers.

Our sales depend on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, can adversely affect us. A substantial percentage of our sales are made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. Sales to our 10 largest customers represented 44% and 48% of our sales in the nine months ended September 30, 2016 and 2015, respectively. We had no customers that represented 10% or more of our sales during the first nine months of 2016. Our largest customer in 2015, International Business Machines Corporation, represented 10% of our total sales during the nine months ended September 30, 2015.

We experience fluctuations in gross profit from period to period. Different programs contribute different gross profits depending on factors such as the types of services involved, location of production, size of the program, complexity of the product and level of material costs associated with the various products. Moreover, new programs can contribute relatively less to our gross profit in their early stages when manufacturing volumes are usually lower, resulting in inefficiencies and unabsorbed manufacturing overhead costs. In addition, a number of our new and higher-volume programs remain subject to competitive constraints that could exert downward pressure on our margins. During periods of low production volume, we generally have idle capacity and reduced gross profit.

We have undertaken initiatives to restructure our business operations with the intention of improving utilization and realizing cost savings. During the first nine months of 2016, we recognized $3.0 million of restructuring charges, primarily related to reductions in workforce in certain facilities across various regions, and $0.1 million of integration costs. In addition, we recognized $3.8 million of costs in connection with the proxy contest relating to our 2016 annual meeting of shareholders and $3.0 million in connection with the separation of our former Chief Executive Officer in September 2016.

RESULTS OF OPERATIONS

The following table presents the percentage relationship that certain items in our Condensed Consolidated Statements of Income bear to sales for the periods indicated. The financial information and the discussion below should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto in Item 1 of this Report.

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2016	2015	2016	2015
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	90.8	91.3	90.8	91.5
Gross profit	9.2	8.7	9.2	8.5
Selling, general and administrative expenses	4.9	4.2	5.0	4.2
Amortization of intangible assets	0.6	0.2	0.5	0.2
Restructuring charges and other costs	0.6	0.2	0.6	0.4
Income from operations	3.1	4.1	3.1	3.7
Other expenses, net	(0.4)	(0.2)	(0.4)	(0.1)
Income before income taxes	2.8	3.9	2.7	3.6
Income tax expense (benefit)	(1.0)	0.7	-	0.7
Net income	3.8%	3.3%	2.7%	2.9%

Sales

Sales for the third quarter of 2016  were $574.3 million, a 9% decrease from sales of $630.2 million for the same quarter in 2015. Sales for the first nine months of 2016  were $1.7 billion, an 11% decrease from sales of $1.9 billion for the same period in 2015. The following table sets forth, for the periods indicated, the percentages of our sales by industry sector.

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2016	2015	2016	2015
Higher-Value Markets
Industrials	38%	31%	38%	31%
Medical	15	14	15	13
Test & Instrumentation	11	9	11	9
	64	54	64	53
Traditional Markets
Computing	19	22	19	21
Telecommunications	17	24	17	26
	36	46	36	47
Total	100%	100%	100%	100%

Industrials Third quarter sales increased 10% to $217.2 million from $197.6 million in 2015, and increased 8% to $644.1 million during the first nine months of 2016 from $597.6 million in the same period of 2015 primarily as a result of the impact of the Secure Acquisition.

Medical Third quarter sales decreased 2% to $85.9 million from $87.5 million in 2015, and increased to $260.3 million during the first nine months of 2016 from $259.1 million in the same period of 2015.

Test & Instrumentation Third quarter sales increased 13% to $65.6 million from $58.3 million in 2015 and increased 4% to $179.0 million during the first nine months of 2016 from $172.3 million in the same period of 2015. The increase in the third quarter is primarily due to strong demand from our semi-cap equipment customers.

Computing Third quarter sales decreased 24% to $106.7 million from $139.6 million in 2015, and decreased 18% to $325.1 million during the first nine months of 2016 from $396.0 million in the same period of 2015. The decrease is primarily due to lower demand from most of our computing customers.

Telecommunications Third quarter sales decreased 33% to $98.9 million from $147.2 million in 2015, and decreased 40% to $294.4 million during the first nine months of 2016 from $490.2 million in the same period of 2015  related to a maturing and non-recurring program at one of our top customers and some customers experiencing order declines related to broader demand weakness associated with reduced infrastructure spending.

Our international operations are subject to the risks of doing business abroad. See Part I, Item 1A of our 2015 10-K for factors pertaining to our international sales and fluctuations in the exchange rates of foreign currency and for further discussion of potential adverse effects in operating results associated with the risks of doing business abroad. During the first nine months of 2016 and 2015, 48% and 51%, respectively, of our sales were from our international operations.

Gross Profit

Gross profit decreased 3% to $52.8 million for the three months ended September 30, 2016 from $54.6 million in the same quarter of 2015, and decreased 4% to $156.0 million for the nine months ended September 30, 2016 from $162.3 million in the same period of 2015. Gross profit as a percentage of sales increased to 9.2% for the three and nine months ended September 30, 2016 from 8.7% and 8.5%, respectively, in the same periods of 2015 primarily due to benefits from our increased higher-value market revenue base and capacity alignment and operational excellence initiatives, offset by decreased utilization associated with lower sales volumes.

Selling, General and Administrative Expenses

SG&A increased by 7% to $28.1 million in the third quarter of 2016 compared to $26.2 million in 2015, and increased by 5% to $85.1 million in the first nine months of 2016 compared to $80.7 million in 2015 primarily related to the Secure Acquisition and investments in our sales and marketing organization. SG&A, as a percentage of sales, increased to 4.9% for the third quarter of 2016 from 4.2% in 2015. SG&A, as a percentage of sales, increased to 5.0% for the first nine months of 2016 from 4.2% in 2015. The increase in SG&A as a percentage of sales related primarily to the decreased sales volumes and the items noted above.

Amortization of Intangible Assets

Amortization of intangible assets increased to $8.9 million in 2016 from $3.0 million in 2015 due to the impact of the Secure Acquisition.

Restructuring Charges and Other Costs

During 2016, we recognized $3.1 million of restructuring charges and other costs, primarily related to reductions in workforce in certain facilities across various regions. In addition, we recognized $3.8 million of costs in connection with the proxy contest related to our 2016 annual meeting of shareholders and $3.0 million in connection with the separation of our former Chief Executive Officer in September 2016. We expect to incur an additional $1.5 to $2.0 million in the fourth quarter of 2016 on capacity alignment efforts in the Americas. In 2015, we recognized $7.6 million of restructuring charges and other costs, primarily related to the closure of certain facilities in the Americas. See Note 13 to the Condensed Consolidated Financial Statements in Item 1 of this Report.

Interest Expense

Interest expense increased to $6.9 million in 2016 from $1.4 million in 2015 due to the additional debt incurred in connection with the Secure Acquisition.

Income Tax Expense

Income tax expense of $0.3 million represented an effective tax rate of 0.7% for 2016, compared with $13.0 million for 2015, which represented an effective tax rate of 18.9%. The decrease in the effective rate for 2016 stemmed primarily from the reversal of uncertain tax benefits of $8.3 million relating to the expiration of the statute of limitations for a liquidated foreign subsidiary during the period that reduced the income tax expense accordingly. Without the reversal, the effective tax rate would have been 18.7%.

We have been granted certain tax incentives, including tax holidays, for our subsidiaries in Malaysia and Thailand that will expire at various dates, unless extended or otherwise renegotiated, through 2025 in Malaysia, and 2028 in Thailand. See Note 8 to the Condensed Consolidated Financial Statements in Item 1 of this report.

Net Income

We reported net income of $45.5 million, or diluted earnings per share of $0.91 for the first nine months 2016, compared with net income of $56.0 million, or diluted earnings per share of $1.07 for 2015. The net decrease of $10.5 million from 2015 was due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our organic growth and operations through funds generated from operations. In connection with the Secure Acquisition in 2015, we borrowed $230.0 million under the Term Loan facility to finance the purchase price of the acquisition. Cash and cash equivalents totaled $635.7 million at September 30, 2016 and $466.0 million at December 31, 2015, of which $561.2 million at September 30, 2016 and $424.0 million at December 31, 2015 was held outside the U.S. in various foreign subsidiaries. Substantially all of the amounts held outside of the U.S. are intended to be permanently reinvested in foreign operations. Under current tax laws and regulations, if cash and cash equivalents held outside the U.S. were to be distributed to the U.S. in the form of dividends or otherwise, we would be subject to additional U.S. income taxes and foreign withholding taxes, reduced by any applicable foreign tax credits.

Cash provided by operating activities during the first nine months was $228.0 million for 2016 and consisted primarily of $45.5 million of net income adjusted for $42.0 million of depreciation and amortization, a $61.8 million decrease in accounts receivable, a $14.0 million decrease in inventories and a  $59.2 million increase in accounts payable over 2015. The decrease in accounts receivable and inventories was primarily driven by the decrease in sales.  Working capital was $1.1 billion at both September 30, 2016 and December 31, 2015.

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

Cash used in investing activities was $14.4 million for 2016 primarily due to purchases of additional property, plant and equipment totaling $24.1 million offset by a $10.8 million purchase price adjustment received during the quarter ended September 2016. The purchases of property, plant and equipment were primarily for machinery and equipment in the Americas and Asia.

Cash used in financing activities was $44.2 million for 2016. Share repurchases totaled $40.9 million, principal payments on long-term debt totaled $9.2 million, and we received $5.5 million from the exercise of stock options.

Under the terms of the Credit Agreement, in addition to the Term Loan, we have a $200.0 million five-year revolving credit facility, which can be used for general corporate purposes and has a maturity date of November 12, 2020. The Credit Agreement includes an accordion feature pursuant to which total commitments under the facility may be increased by an additional $150.0 million, subject to satisfaction of certain conditions. As of September 30, 2016, we had $221.4 million in borrowings outstanding under the Term Loan facility and $2.1 million in letters of credit outstanding under the revolving credit facility. We have $197.9 million available for future borrowings under the revolving credit facility. See Note 6 to the Condensed Consolidated Financial Statements included in Item 1 of this Report for more information regarding the terms of the Credit Agreement.

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

As of September 30, 2016, we had cash and cash equivalents totaling $635.7 million and had $197.9 million available for borrowings under the Credit Agreement. During the next 12 months, we believe our capital expenditures will approximate $40 to $50 million, principally for machinery and equipment to support our ongoing business around the globe.

In December 2015, our Board of Directors approved the repurchase of up to $100.0 million of our outstanding common shares. As of September 30, 2016, we had $93.8 million remaining under the repurchase program to purchase additional shares. We are under no commitment or obligation to repurchase any particular amount of common shares. Management believes that our existing cash balances and funds generated from operations will be sufficient to permit us to meet our liquidity requirements over the next 12 months. Management further believes that our ongoing cash flows from operations and any borrowings we may incur under our revolving credit facility will enable us to meet operating cash requirements in future years. If we consummated significant acquisition opportunities in the future, our capital needs would increase and could possibly result in our need to increase available borrowings under our Credit Agreement or access public or private debt and equity markets. There can be no assurance, however, that we would be successful in raising additional debt or equity on acceptable terms.

CONTRACTUAL OBLIGATIONS

We have certain contractual obligations for operating and capital leases that were summarized in a table of Contractual Obligations in our 2015 10-K. There have been no material changes to our contractual obligations, outside of the ordinary course of our business, since December 31, 2015.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2016, we did not have any significant off-balance sheet arrangements.

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

We transact business in various foreign countries and are subject to foreign currency fluctuation risks. We use natural hedging and forward contracts to economically hedge transactional exposure primarily associated with trade accounts receivable, other receivables and trade accounts payable that are denominated in a currency other than the functional currency of the respective operating entity. We do not use derivative financial instruments for speculative purposes. The forward contracts in place as of September 30, 2016 have not been designated as accounting hedges and, therefore, changes in fair value are recorded within our Consolidated Statements of Income.

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

We are also exposed to interest rate risk on borrowings under our Credit Agreement. As of September 30, 2016, we had $221.4 million outstanding on the floating rate Term Loan facility, and we have an interest rate swap agreement with a notional amount of $166.0 million. Under this swap agreement, we receive variable rate interest rate payments and pay fixed rate interest payments. The effect of this swap is to convert a portion of our floating rate interest expense to fixed interest rate expense. The interest rate swap is designated as a cash flow hedge.

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

On October 28, 2016, we became aware of claims made against certain of our subsidiaries in connection with the GTAT bankruptcy proceedings. Please see the description included above in Note 11 to the Notes to the Condensed Consolidated Financial Statements, which is incorporated by reference into this Item 1 of Part II.

Item 1A.        Risk Factors

There are no material changes to the risk factors set forth in Part I, Item 1A of our 2015 10-K.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

(c)  The following table provides information for the quarter ended September 30, 2016 about the Company’s repurchases of its equity securities registered pursuant to Section 12 of the Exchange Act, at a total cost of $11.5 million:

ISSUER PURCHASES OF EQUITY SECURITIES
(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares	Dollar Value)
			(or Units)	of Shares
			Purchased as	(or Units) that
	(a) Total		Part of	May Yet Be
	Number of		Publicly	Purchased
	Shares (or	(b) Average	Announced	Under the
	Units)	Price Paid per Share	Plans or	Plans or
Period	Purchased(1)	(or Unit)(2)	Programs	Programs(3)
July 1 to 31, 2016	70,000	$20.97	70,000	$103.9 million
September 1 to 30, 2016	413,000	$24.38	413,000	$93.8 million
Total	483,000	$23.89	483,000

(1) All share repurchases were made on the open market.

(2) Average price paid per share is calculated on a settlement basis and excludes commission.

(3) In December 2015, the Board of Directors approved the repurchase of up to $100 million of the Company’s outstanding common shares. Share purchases may be made in the open market, in privately negotiated transactions or block transactions, at the discretion of the Company’s management and as market conditions warrant. Purchases will be funded from available cash and may be commenced, suspended or discontinued at any time without prior notice. Shares repurchased under the program are retired.

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
4.1

Specimen form of certificate evidencing the Common Shares (incorporated by reference to Exhibit 4.1 to the Company's quarterly report on Form 10-Q filed with the SEC on November 7, 2014) (Commission file number 1-10560)

10.1

Separation Agreement dated September 15, 2016 between the Company and Gayla J. Delly (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed with the SEC on September 16, 2016) (Commission file number 1-10560)

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 8, 2016.

BENCHMARK ELECTRONICS, INC.
(Registrant)
By: /s/ Paul J. Tufano
Paul J. Tufano
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
4.1

Specimen form of certificate evidencing the Common Shares (incorporated by reference to Exhibit 4.1 to the Company's quarterly report on Form 10-Q filed with the SEC on November 7, 2014) (Commission file number 1-10560)

10.1

Separation Agreement dated September 15, 2016 between the Company and Gayla J. Delly (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed with the SEC on September 16, 2016) (Commission file number 1-10560)

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