Form 10-K
period 2016-12-31
BENCHMARK ELECTRONICS INC
filed 2017-02-28
CIK 863436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 (Mark One)

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

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

Yes [  ] No [Ö]

As of June 30, 2016, the number of outstanding Common Shares was 48,934,621. As of such date, the aggregate market value of the Common Shares held by non-affiliates, based on the closing price of the Common Shares on the New York Stock Exchange on such date, was approximately $1.0 billion.

As of February 24, 2017, there were 49,629,244 Common Shares of Benchmark Electronics, Inc., par value $0.10 per share, outstanding.

Documents Incorporated by Reference:

Portions of the Company’s Proxy Statement for the 2017 Annual Shareholders Meeting (Part III, Items 10-14).

PART I

Item 1.  Business.

This annual report (Report) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts and may include words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” “will,” or the negative or other variations thereof. In particular, statements, express or implied, concerning future operating results or the ability to generate sales, income or cash flow are forward-looking statements. Undue reliance should not be placed on any forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions that are beyond our ability to control or predict, including those discussed under Item 1A of this Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes, including the future results of our operations, may vary materially from those indicated.

The Company’s fiscal year ends on December 31. Consequently, references to 2016 relate to the calendar year ended December 31, 2016; references to 2015 relate to the year ended December 31, 2015, etc.

General

Benchmark Electronics, Inc. (Benchmark), is a Texas corporation that began operations in 1979 and has become a worldwide provider of integrated electronics manufacturing services (EMS), engineering and design services, and precision machining services. In this Report, references to Benchmark, the “Company” or use of the words “we”, “our” and “us” include Benchmark’s subsidiaries unless otherwise noted.

We provide our services to original equipment manufacturers (OEMs) of industrial equipment (including equipment for the aerospace and defense industries), telecommunication equipment, computers and related products for business enterprises, medical devices, and testing and instrumentation products. Our services include comprehensive and integrated design and manufacturing services and solutions—from initial product concept to volume production, including direct order fulfillment and aftermarket services. Our operations comprise three principal areas:

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

•         Precision technology manufacturing, which complements our electronic manufacturing expertise by providing further vertical integration of critical mechanical components. These capabilities include precision machining, advanced metal joining, assembly and functional testing primarily for customers in the test & instrumentation market (which includes semiconductor capital equipment) as well as the medical and aerospace markets.

•         Specialized engineering services and solutions, which includes new product concept development, design for systems, sub-systems, and components, printed circuit board layout, prototyping, automation and test development. We provide these services across all the industries we serve, but lead with engineering to manufacturing solutions primarily in regulated industries such as medical, complex industrials, aerospace and defense.

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

Our customers often face challenges in designing supply chains, planning demand, procuring materials and managing their inventories efficiently due to fluctuations in their customer demand, product design changes, short product life cycles and component price fluctuations. We employ enterprise resource planning (ERP) systems and lean manufacturing principles to manage the procurement and manufacturing processes in an efficient and cost-effective manner so that, where possible, components arrive on a just-in-time, as- and -when-needed basis. We are a significant purchaser of electronic components and other raw materials and can capitalize on the economies of scale associated with our relationships with suppliers to negotiate price discounts, obtain components and other raw materials that are in short supply, and return excess components. Our agility and expertise in supply chain management and our relationships with suppliers across the supply chain enable us to help reduce our customers’ cost of goods sold and inventory exposure.

Our global network of operations includes manufacturing facilities in seven countries which are strategically located to support full product life cycle services to our customers. We utilize 1.4 million square feet in our domestic facilities in Alabama, Arizona, California, Minnesota, New Hampshire and Texas and 2.3 million square feet in our international facilities in China, Malaysia, Mexico, the Netherlands, Romania and Thailand. Our network also includes engineering centers leading customer engagements and providing solutions in the Americas, Europe and Asia. Additionally, we are compliant with and/or hold the following certifications and registrations by geography.

	Americas	Europe	Asia
ISO 13485 - Medical	•	•	•
FDA/QSR Compliant - Medical	•		•
ISO 14971 - Medical	•
AS 9100 - Aerospace	•	•	•
ITAR (International Traffic and Arms)	•	•
NADCAP (National Aerospace & Defense Assoc. Program)	•		•
ISO/TS 16949 - Industrial	•	•	•
TL 9000 - Telecommunications	•		•
ANSI ESD20:20	•	•	•
ATEX/ IECEx	•
ISO 14001 - Environmental	•	•	•
OHSAS 18001 - Environmental	•	•	•

We have enhanced our capabilities through acquisitions:

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

•         In June 2013, we acquired Suntron Corporation (the Suntron Acquisition) to better serve customers in the aerospace and defense markets and expand our capabilities in Mexico.

We believe our primary competitive advantages are our product design, manufacturing, engineering, testing and supply chain management capabilities provided by highly skilled personnel. We continue to invest in our business to expand our skills and service offerings from direct customer inputs. We have a closed-loop feedback system in place to respond to customer ideas to enhance our future flexible design and manufacturing solutions in support of the full life cycle of their products. These solutions provide accelerated time-to-market, time-to-volume production, and reduced product development costs. Working closely with our customers and responding promptly to their needs, we become an integral part of their process to bring products to market faster and more economically.

In addition, we believe that a strong focus on human capital through the talent we hire and retain is critical to maintaining our competitiveness. We are driving a customer-centric organization with a high degree of accountability and ownership to develop processes necessary to exceed customer expectations and deliver financial performance aligned to our goals. Through our employee survey process, we solicit and act upon feedback to improve our Company and better support our customers and business processes in the future. We have taken steps aimed at attracting the best leaders and are accelerating efforts to mentor and develop key leaders for the future.

Our Industry

Outsourcing enables OEMs to concentrate on their core strengths, such as research and development, branding, and marketing and sales. In an outsourcing model, OEMs also benefit from improved efficiencies and reduced production costs, reduced fixed capital investment requirements, improved inventory management, and access to global manufacturing. OEMs continue to turn to outsourcing for these manufacturing benefits in addition to reducing time-to-market and time-to-volume production through utilization of their EMS providers’ product design and engineering services, and technology building blocks.

Outsourcing rates fluctuate periodically, and not all industries we serve are experiencing high outsourcing growth rates. The traditional markets of computing and telecommunications have used the outsourcing model for a number of years and have a lower outsourcing growth potential than the under-penetrated medical, industrials (including aerospace and defense), and test & instrumentation markets, which we identify as our higher-value markets. The higher-value markets typically provide more stable growth and higher profitability than the traditional markets. The higher-value markets also align well with Benchmark’s expertise in more complex and highly regulated products, and we believe we are well-positioned to capitalize on increased outsourcing in these markets.

Our Strategy

Our goal is to be the solutions provider of choice to leading OEMs that we perceive offer the greatest potential for profitable growth. To meet this goal, we have implemented the following strategies:

•         Focus on More Complex Products for Customers in Higher-Value Markets. EMS providers serve a wide range of OEMs in different industries, such as consumer electronics, internet-focused businesses and information technology equipment. The product scope ranges from easy-to-assemble, low-cost, high-volume products targeted for the consumer market to complicated, state-of-the-art, mission-critical products. Higher volume manufacturing customers in the more traditional markets of computing and telecommunications often compete on price with short product life cycles and require less value-add from EMS providers. Lower-volume manufacturing customers in the medical, industrial, and test & instrumentation markets are often in highly regulated industries where they are increasingly outsourcing higher value-added services to their EMS providers to meet stringent regulatory and time-to-market requirements. In the traditional markets, we focus on customers with more complex requirements; in the higher-value markets where outsourcing growth rates are increasing and product life cycles are longer, we focus on customers where there is a strong match between our capabilities and their needs. The ability to serve customers in both markets is important to our strategy. For 2016, 64% of our sales were to customers in the higher-value markets and 36% were to customers in the traditional markets. We have a long-term goal of generating over 70% of our sales from higher-value market customers, which should further expand our margins.

•         Lead with Engineering Solutions and Leverage Advanced Technology. In addition to strengths in manufacturing complex high-density PCBAs, complex mechanical systems, and full systems integration, we offer customers specialized and tailored advanced design solutions, including technology building blocks and engineering services. We provide this engineering expertise through our design capabilities in our design centers in the Americas, Europe and Asia. Leading with engineering is important in our strategy to increase sales to customers in our targeted higher-value markets where products require high quality and extremely reliable performance and low product failure rates. Through leveraging our advanced technology and engineering solutions, customers can focus on core branding and marketing initiatives while we focus on bringing their products to market efficiently and timely.

•         Maintain and Develop Close, Long-Term Relationships with Customers. Our strategy is to establish long-term relationships with leading OEMs in expanding industries by becoming an integral part of their concept-to-production and full product life cycle requirements. To accomplish this, we rely on our global and local program and general management teams to respond with speed and flexibility to frequently changing customer design specifications and production requirements. We focus on caring for our customers and insuring that their needs are met and exceeded.

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

•         Continue to Seek Cost Savings and Operational Excellence. We seek to optimize our network of facilities to provide cost-efficient services for our customers. We have a global culture of continuous improvement, sharing best practices and implementing lean principles. We focus on execution excellence and have formalized programs and metrics in place to optimize our operations.

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

-        provided vertical solutions;

-        diversified our market sectors; and

-        added experienced management teams.

We believe that growth by selective acquisitions that are capability-focused is critical for achieving the scale, flexibility and breadth of customer services required to remain competitive.

We will continue to drive lean and operational excellence initiatives with common global processes that allow us to optimize our cost structure and capacity. In support of our financial goals, we will continue a strong focus on a cash conversion cycle that is commensurate with the types of customers we serve and aligned with our annual targets.

We will also continue to operate with a balanced approach to capital deployment with ROIC as the key determinant for prioritizing returns of free cash flow to our shareholders. Future investments may include organic growth through targeted investments, close-to-core acquisitions with capabilities that enable growth, and/or share repurchases optimized for returns.

Services We Provide

Through the Benchmark network, we offer a wide range of design, engineering, automation, test, manufacturing and fulfillment solutions that support our customers’ products from initial concept and design through prototyping, design validation, testing, ramp-to-volume production, worldwide distribution and aftermarket support. With our balanced footprint, we have the ability to serve global and regional customers. We support all of our service offerings with supply chain management systems, superior quality program management and sophisticated information technology systems. Our comprehensive service offerings enable us to provide a complete solution for our customers’ outsourcing requirements. All of our services are supported through a strong quality management system designed to globally provide the process discipline to reliably deliver high quality services, solutions and products to our customers.

Engineering Services and Solutions

Our approach is to coordinate and integrate our concept, design, prototype and other engineering capabilities in support of our customers’ go-to-market and product life cycle requirements. These services strengthen our relationships with our manufacturing customers and help attract new customers requiring specialized design and engineering services. Early engagement with engineering-led solutions is key to our strategy of focusing on products with greater complexity in our targeted markets.

•          Solution Development, Concept and Design. We provide our customers a range of solutions designed to their specifications where we provide technology building blocks associated with an integrated solution where the customers elect not to own the intellectual property. These solutions are currently focused on the defense and transportation industries. Often, these solutions begin in our advanced technology organization where we invest in new technologies and building blocks required to solve problems presented by our customers. We take these solutions from concept through our engineering design and into volume production to fulfill production orders from customers. We have the ability to take existing products and catalog them as building blocks for future designs. Since we retain the solution and own the associated intellectual property, we also have the ability to take an existing solution and create a purpose-optimized version to meet the requirements of additional customers.

•      New Product Design, Prototype, Testing and Related Engineering Services. We also offer a full spectrum of new product design, automation, test development, prototype and related engineering for projects contracted by our customers who pay for and own the resulting designs in our contract design services business. We employ a proven 7-step process for concept-to-production in our design services model that enables a shorter product development cycle and gives our customers a competitive advantage in time-to-market and time-to-profit. Our multi-disciplined engineering teams provide expertise in a number of core competencies critical to serving OEMs in our target markets, including award-winning industrial design, mechanical and electrical hardware, firmware, software and systems integration and support. We create specifications, designs and quick-turn prototypes, and validate and ramp our customers’ products into high-volume manufacturing.

•         Custom Testing and Automation Equipment Design and Build Services. We provide our customers a comprehensive range of custom automated test equipment, functional test equipment, process automation and replication solutions. We have expertise in tooling, testers, equipment control, systems planning, automation, floor control, systems integration, replication and programming. Our custom functional test equipment, process automation and replication solutions are available to our customers as part of our full-service product design and manufacturing solutions package or on a stand-alone basis for products designed elsewhere. We also provide custom test equipment and automation system solutions to OEMs, which pay for and own the designs. Our ability to provide these solutions allows us to capitalize on OEMs’ increasing needs for custom manufacturing solutions and provides an additional opportunity for us to introduce these customers to our comprehensive engineering and manufacturing services.

Electronics Manufacturing and Testing Services

As OEMs seek to provide greater functionality in smaller products, they increasingly require sophisticated manufacturing technologies and processes. Our investment in advanced manufacturing equipment and process development, as well as our experience in innovative packaging and interconnect technologies, enable us to offer a variety of advanced manufacturing solutions. These packaging and interconnect technologies include:

•      Printed Circuit Board Assembly (PCBA) & Test. We offer our customers expertise in a wide variety of traditional and advanced manufacturing technologies. Our technical expertise supports complex, printed circuit board assembly and test solutions, assembly of subsystems, circuitry and functionality testing of printed assemblies, environmental and stress testing and component reliability testing.

We provide our customers with a comprehensive set of PCBA manufacturing technologies and solutions, which include:

•      Surface mount technology

- Fine Pitch Ball Grid Array

- Land Grid Array

- Quad Flat No-Leads

- Package on Package

- 01005 Discrete Components

•      Pin in Hole Technology;

•      Pin in Paste Technology;

•      Hybrid RoHS soldering processes;

•      Flip Chip;

•      Chip On Board and Wire Bonding;

•      In-Circuit Test;

•      Board Level Functional Testing; and

•      Vibration, ESS, HASS and HALT.

We also provide specialized solutions in support of our customers’ components, products and systems, which include:

•      Conformal Coating;

•      Ultrasonic Welding;

•      Automation Solutions;

•      Complex Final Assembly;

•      Fluidics Assembly;

•      Splicing and Connectorization for Optical Applications;

•      Hybrid Optical/Electrical Printed Circuit Board Assembly and Testing; and

•      Sub-Micron Alignment of Optical Sub-Assemblies.

•      Component Engineering Services. We provide support to our customers to understand the evolving international environmental laws and regulations on content, packaging, labeling and similar issues concerning the environmental impact of their products including: “RoHS” (EU Directive 2011/65/EC on Restriction of certain Hazardous Substances); “WEEE” (EU Directive 2002/96/EC on Waste Electrical and Electronic Equipment); “REACH” (EC Regulation No 1907/2006 on Registration, Evaluation and Authorization of Chemicals); EU Member States’ Implementation of the foregoing; and the People’s Republic of China (PRC) Measures for Administration of the Pollution Control of Electronic Information Products of 2006. Manufacturing sites in the Americas, Asia and Europe regions are experienced with both water soluble and no-clean processes.

•      Systems Assembly & Test. We work with our customers to develop product-specific test strategies. Our test capabilities include manufacturing defect analysis, in-circuit tests to check the circuitry of the board and functional tests to confirm that the board or assembly operates in accordance with its final design and manufacturing specifications. We either custom design test equipment and software ourselves or use test equipment and software provided by our customers. We also offer our own internally designed functional test solutions for cost-effective and flexible test solutions, and provide environmental stress tests of assemblies of boards or systems.

•      Failure Analysis. We offer an array of analytical solutions and expertise to challenging issues faced by our customers. This includes focused techniques for failure mode, failure mechanism, and root cause determination. Specialized analytical skill sets associated with electrical, mechanical, and metallurgical disciplines are used in conjunction with a vast array of equipment such as ion chromatography, x-ray florescence, and scanning electron microscopy. Our state-of-the-art lab facilities provide customers with detailed reporting and support in an unbiased, timely and cost-effective manner. Mastering emerging technologies, coupled with an understanding of potential failure mechanisms, positions us to exceed customer expectations and maintain our technological diversity.

Precision Machining and Electromechanical Assembly and Testing Services

In addition to electronics manufacturing and fulfillment services, we also offer complex precision machining and full electromechanical assembly and testing services.

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

Supply Chain, Order Fulfillment, and Aftermarket Support Services

In support of our engineering solutions and services, electronics manufacturing services, and precision mechanical services, we offer our customers a wide array of capabilities from early supply chain design, to order fulfillment to aftermarket services:

•      Value-Added Support Systems. We support our engineering, manufacturing, distribution and aftermarket support services with an efficient supply chain management system and a superior quality management program. Our value-added support services are primarily implemented and managed through a web-based information technology system that enables us to collaborate with our customers throughout all stages of the engineering, manufacturing and order-fulfillment processes.

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

Marketing and Customers

We market our services and solutions primarily through a direct sales force and, in select markets, independent marketing representatives. In addition, our divisional and executive management teams are an integral part of our sales and marketing teams. We generally enter into supply arrangements with our customers. These arrangements, similar to purchase orders, generally govern the conduct of our business with customers relating to, among other things, the design and manufacture of products that in some cases were previously produced by the customer. The arrangements also generally identify the specific products to be designed and manufactured, quality and production requirements, product pricing and materials management. There can be no assurance that these arrangements will remain in effect or be renewed, but we focus intently on customer care in an effort to anticipate and meet the current and future needs of our customers.

Our key customer accounts are supported by dedicated teams directly responsible for account management. These teams coordinate activities across divisions to effectively satisfy customer requirements and have direct access to our executive management to quickly address customer concerns. Local program managers and customer account teams further support the global teams and are linked by a comprehensive communications and information management infrastructure. In addition, our executive management is heavily involved in customer relations and devotes significant attention to broadening existing and developing new customer relationships.

The following table sets forth the percentages of our sales by sector for 2016,  2015  and 2014.

Higher-Value Markets	2016	2015	2014
Industrials (including aerospace and defense)	38%	32%	30%
Medical	15	14	11
Testing & Instrumentation	11	9	9
	64%	55%	50%

Traditional Markets	2016	2015	2014
Telecommunications	17%	23%	29%
Computing	19	22	21
	36%	45%	50%
	100%	100%	100%

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

Backlog

We had sales backlog of approximately $1.8 billion at December 31, 2016, as compared to the 2015 year-end backlog of $1.7 billion. Backlog consists of purchase orders received, including forecast requirements released for production under customer contracts. Although we expect to fill substantially all of our year-end backlog during 2017, we do not currently have long-term agreements with all of our customers, and customer orders can be canceled, changed or delayed. The timely replacement of canceled, changed or delayed orders with orders from new customers cannot be assured, nor can there be any assurance that any of our current customers will continue to utilize our services. Because of these factors, our backlog is not a meaningful indicator of future financial results.

Competition

The services we provide are available from many independent sources as well as from the in-house manufacturing capabilities of current and potential customers. Our competitors include Celestica Inc., Flex Ltd., Hon Hai Precision Industry Co., Ltd., Jabil Circuit, Inc., Plexus Corp and Sanmina Corporation, some of whom have greater financial, manufacturing or marketing resources than we do. We believe that the principal competitive factors in our targeted markets are engineering solutions capabilities, product quality, flexibility, cost and timeliness in responding to design and schedule changes, reliability in meeting product delivery schedules, pricing, technological sophistication and geographic location.

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

Employees

As of December 31, 2016, we employed approximately 9,900 people, of whom approximately 300 were engaged in design and development engineering. None of our domestic employees are represented by a labor union. In certain international locations, our employees are represented by labor unions and by works councils. Some European countries also often have mandatory legal provisions regarding terms of employment, severance compensation and other conditions of employment that are more restrictive than U.S. laws. We have never experienced a strike or similar work stoppage, and we believe that our employee and labor relations are good.

Segments and International Operations

We have manufacturing facilities in the United States, Mexico, Asia and Europe to serve our customers. Benchmark is operated and managed geographically, and management evaluates performance and allocates resources on a geographic basis. We currently operate outside the United States in China, Malaysia, Mexico, the Netherlands, Romania and Thailand. During 2016, 2015 and 2014, 47%, 50% and 53%, respectively, of our sales were from our international operations. See Note 9 and Note 13 of Notes to Consolidated Financial Statements in Item 8 of this Report for segment and geographical information.

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

We are exposed to general economic and market conditions that could have a material adverse impact on our business, operating results and financial condition.

Uncertainty over the erosion of global consumer confidence, geopolitical issues, the availability and cost of credit, concerns about volatile energy costs, declining asset values, inflation, rising unemployment, and the stability and solvency of financial institutions, financial markets, businesses, and sovereign nations has slowed global economic growth and resulted in recessions in many countries, including in the United States, Europe and certain countries in Asia over the past several years. The economic recovery of recent years is fragile, and recessionary conditions may return. Any of these potential negative economic conditions may reduce demand for our customers’ products and adversely affect our sales. Consequently, our past operating results, earnings and cash flows may not be indicative of our future operating results, earnings and cash flows.

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

Substantially all of our sales are derived from manufacturing services in which we purchase components specified by our customers. In the past, supply shortages have substantially curtailed production of all assemblies using a particular component and industry-wide shortages of electronic components, particularly of memory and logic devices, have occurred. For example, the 2011  earthquake and tsunami in Japan disrupted the global supply chain for certain components manufactured in Japan that were incorporated in the products we manufactured. The 2011 Thailand flood had a similar impact. Any such component shortages may result in delayed shipments, which could have an adverse effect on our profit margins. Because of the continued increase in demand for surface mount components, we anticipate component shortages and longer lead times for certain components to occur from time to time. Also, we may bear the risk of component price increases that occur between periodic re-pricings of product during the term of a customer contract. Accordingly, certain component price increases could adversely affect our gross profit margins.

We are dependent on the success of our customers. When our customers experience a downturn in their business, we may be similarly affected.

We are dependent on the continued growth, viability and financial stability of our customers. Our customers are OEMs of:

•      industrial equipment, including equipment for the aerospace and defense industries;

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

Our sales are dependent on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on us. A substantial percentage of our sales are made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. Sales to our ten largest customers represented 43%, 47% and 50% of our sales in 2016, 2015  and 2014, respectively. No single customer represented 10% or more of our sales in 2016.

We expect to continue to depend on sales to our largest customers, and any material delay, cancellation or reduction of orders from these customers or other significant customers would have a material adverse effect on our results of operations. In addition, we generate significant accounts receivable in connection with providing manufacturing services to our customers. If one or more of our customers were to become insolvent or otherwise unable to pay for the manufacturing services provided by us, our operating results and financial condition would be adversely affected.

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

The degree of success or failure of our customers’ products in the market also affects our business. On occasion, customers require rapid increases in production, which can stress our resources and reduce operating margins. In addition, because many of our costs and operating expenses are relatively fixed, a reduction in customer demand can harm our gross profits and operating results. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Report.

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

Government contracts are subject to significant regulation, including rules related to bidding, billing, accounting kickbacks and false claims, and any non-compliance could subject us to fines and penalties or debarment.

Like all government contractors, we are subject to risks associated with this contracting. These risks include substantial civil and criminal fines and penalties if we were to fail to follow procurement integrity and bidding rules or cost accounting standards, employ improper billing practices, receive or pay kickbacks or file false claims. We have been, and expect to continue to be, subjected to audits and investigations by U.S. and foreign government agencies and authorities. The failure to comply with the terms of our government contracts could result in progress payments being withheld, our suspension or debarment from future government contracts or harm to our business reputation.

Our financial results depend, in part, on our ability to perform on our U.S. government contracts, which are subject to uncertain levels of funding, timing and termination.

We provide services both as a prime contractor and subcontractor for the U.S. government. Consequently, a portion of our financial results depends on our performance under these contracts. Delays, cost overruns or product failures in connection with one or more contracts, could lead to their termination and negatively impact our results of operations, financial condition or liquidity. We can give no assurance that we would be awarded new contracts to offset the revenues lost as a result of such a termination.

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

Our international operations are subject to certain risks.

During 2016, 2015  and 2014, 47%, 50% and 53%, respectively, of our sales were from our international operations. These international operations are subject to a number of risks, including:

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

•      changes in foreign or domestic government policies, regulatory requirements and laws, which could impact our business;

•      longer customer payment cycles and difficulty collecting accounts receivable;

•      export duties, import controls and trade barriers (including quotas and border taxes);

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

Public statements by members of the U.S. federal government indicate that substantial changes may be proposed relating to the taxation of U.S. companies and their foreign operations, which could include the imposition of a border tax, tariff or increased customs duties on products manufactured outside and imported into the U.S. Statements have also been made relating to the renegotiation of trade agreements. Depending on the types of changes made, demand for our foreign manufacturing facilities could be reduced, which could negatively impact our financial performance. Moreover, any retaliatory actions by other countries where we operate could also negatively impact our financial performance.

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

Certain foreign jurisdictions, as well as the U.S. government, restrict the amount of cash that can be transferred to the U.S. or impose taxes and penalties on such transfers of cash. To the extent we have excess cash in foreign locations that could be used in, or is needed by, our operations in the United States, we may incur significant penalties and/or taxes to repatriate these funds.

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

We compete against many providers of electronics manufacturing services. Some of our competitors have substantially greater resources and more geographically diversified international operations than we do. Our competitors include large independent manufacturers such as Celestica Inc., Flex Ltd., Jabil Circuit, Inc., Plexus Corp and Sanmina Corporation. In addition, we may in the future encounter competition from other large electronic manufacturers that are selling, or may begin to sell, electronics manufacturing services.

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

We experience intense competition, which can intensify further as more companies enter the markets in which we operate, as existing competitors expand capacity and as the industry consolidates. The availability of excess manufacturing capacity at many of our competitors creates intense pricing and competitive pressure on the EMS industry as a whole. To compete effectively, we must continue to provide technologically advanced manufacturing services, maintain strict quality standards, respond flexibly and rapidly to customers’ design and schedule changes and deliver products globally on a reliable basis at competitive prices. Our inability to do so could have an adverse effect on us.

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

Additionally, as is the case with many high technology companies, a significant portion of our shipments typically occur in the last few weeks of a given quarter. Accordingly, sales shifts from quarter to quarter may not be readily apparent until the end of a given quarter, and may have a significant effect on projected and reported results.

Acquisitions may pose difficulties for us.

Our capabilities have historically grown through acquisitions, and we may pursue additional acquisitions in the future. Our projections of results and successfully integrating acquired operations into our network involve risks, including:

•      integration and management of the operations;

•      as noted above, demand can vary, and our projections of results may be wrong due to deferred or reduced demand;

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

Our profitability will suffer if we are unable to successfully integrate an acquisition, if the acquisition does not further our business strategy as we expected or if we do not achieve sufficient revenue to offset the increased expenses associated with these acquisitions. We may overpay for, or otherwise not realize the expected return on, our investments, which could adversely affect our operating results and potentially cause impairments to assets that we record as a part of an acquisition including intangible assets and goodwill.

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

Several countries where we operate allow for tax holidays or provide other tax incentives to attract and retain business. We have obtained holidays or other incentives where available. Our taxes could increase if certain tax holidays or incentives were retracted, or if they were not renewed upon expiration, or tax rates applicable to us in such jurisdictions were otherwise increased. In addition, further acquisitions may cause our effective tax rate to increase. Given the scope of our international operations and our international tax arrangements, proposed changes to the manner in which U.S. based multinational companies are taxed in the U.S. could have a material impact on our financial results and competitiveness.

We are exposed to intangible asset risk; our goodwill may become impaired.

We have recorded intangible assets, including goodwill, in connection with business acquisitions. We are required to assess goodwill and intangible assets for impairment at least on an annual basis and whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. A significant and sustained decline in our market capitalization could result in material charges in future periods that could be adverse to our operating results and financial position. As of December 31, 2016, we had $191.6 million in goodwill and $93.2 million of identifiable intangible assets. See Note 1(h) to the Consolidated Financial Statements in Item 8 of this Report.

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

The market for our manufacturing and engineering services is characterized by rapidly changing technology and continuing process development. We are continually evaluating the advantages and feasibility of new manufacturing processes. We believe that our future success will depend upon our ability to develop and provide manufacturing services that meet our customers’ changing needs. This requires that we maintain technological leadership and successfully anticipate or respond to technological changes in manufacturing processes on a cost-effective and timely basis. Our failure to maintain our technological and manufacturing process expertise could have a material adverse effect on our business.

We are subject to breach of our security systems and interruptions in our information systems.

We have implemented security systems to secure our physical facilities and protect our confidential information, as well as that of our customers and suppliers. Information technology plays an essential  role in business; we maintain some of our information systems and, rely on third parties for a portion of our needs. The recent successes of sophisticated hackers have been well publicized and, despite our efforts, we are subject to breach of security systems, which could result in unauthorized access to our facilities and the information we are trying to protect. If unauthorized parties gain physical access to one of our facilities or electronic access to our information systems, or if information is misdirected, lost or stolen during transmission or transport, any theft or misuse of such information could result, among other things, in unfavorable publicity, governmental inquiry and oversight, difficulty in marketing our services, allegations of contractual breach, litigation by affected parties and possible financial obligations for damages related to the theft or misuse of the information, any of which could have a material adverse effect on our profitability and cash flow. In addition, we rely on our information systems to run our business; despite our efforts to create appropriate redundancies and ensure continuous information flow, even simple failures in these systems resulting from  natural disasters or facility damage can lead to supply or production interruptions that result in lost profits, contractual penalties and reputational damage.

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

Provisions in our governing documents and state law may make it harder for others to obtain control of the Company.

Certain provisions of our governing documents and the Texas Business Organizations Code may delay, inhibit or prevent someone from gaining control of the Company through a tender offer, business combination, proxy contest or some other method, even if shareholders might consider such a development beneficial. These provisions include:

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

Our business or stock price could be negatively affected by the actions of activist shareholders or others.

Responding to actions by activist shareholders or others can be costly and time-consuming, disrupt our operations and divert the attention of management and our employees. Our ability to execute our strategic plan could also be impaired. In addition, a proxy contest for the election of directors would require us to incur significant fees and expenses, as well as requiring significant time and attention by management and our Board of Directors. Perceived uncertainties as to our future direction also could affect the market price and volatility of our common shares, our ability to attract and retain qualified personnel and business partners and may affect our relationships with vendors, customers or others.

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

Some of our facilities, including our corporate headquarters, are located in areas that may be impacted by hurricanes, earthquakes, water shortages, tsunamis, floods, typhoons, fires, extreme weather conditions and other natural or manmade disasters. Our insurance coverage for natural disasters is limited and is subject to deductibles and coverage limits. This coverage may not be adequate, or may not continue to be available at commercially reasonable rates and terms.

In addition, some of our facilities possess certifications necessary to work on specialized products that our other locations lack. If work is disrupted at one of these facilities, it may be impractical, or we may be unable, to transfer such specialized work to another facility without significant costs and delays. Thus, any disruption in operations at a facility with specialized certifications could adversely affect our ability to provide products and services to our customers, and thus negatively affect our relationships and financial results.

We bear the risk of uninsured losses.

As a result of extensive 2011 flooding in Thailand, we have been unable to obtain cost-effective flood insurance to adequately cover assets at our facilities in Thailand. We continue to monitor the insurance market in Thailand. We maintain insurance on all our properties and operations—including our assets in Thailand—for risks and in amounts customary in the industry. While such insurance includes general liability, property & casualty, and directors & officers liability coverage, not all losses are insured, and we retain certain risks of loss through deductibles, limits and self-retentions. In the event we experience a significant uninsured loss in Thailand or elsewhere, it could have a material adverse effect on our business, financial condition and results of operations.

Our level of indebtedness may limit our flexibility in operating our business and reacting to changes in our business or industry, or prevent us from making payments on our debt or obtaining additional financing.

As of December 31, 2016, our total outstanding debt (excluding unamortized debt issuance costs) was $226.6 million, substantially all of which represented borrowings under our $230.0 million term loan facility (the Term Loan). Our level of indebtedness could have important consequences. For example, it could:

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

•         place us at a disadvantage compared to our competitors that have less debt; and

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

Changes in financial accounting standards or policies have affected, and in the future may affect, our reported financial condition or results of operations. Additionally, changes in securities laws and regulations could increase our operating costs.

We prepare our financial statements in conformity with U.S. GAAP. These principles are subject to interpretation by the Financial Accounting Standards Board (FASB), the American Institute of Certified Public Accountants, the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in these policies can have a significant effect on our reported results and may affect our reporting of transactions that are completed before a change is announced. Changes to those rules or questions as to how we interpret or implement them may have a material adverse effect on our reported financial results or on the way we conduct business. For example, although not yet currently required, we could be required to adopt International Financial Reporting Standards, which differ from U.S. GAAP.

We review our internal controls over financial reporting annually. In doing so, we may identify deficiencies in those controls. A material weakness or deficiency in our internal controls could increase the likelihood that a material misstatement or lack of disclosure within the annual or interim financial statements will not be prevented or detected. Adverse publicity related to the disclosure of a material weakness or deficiency in internal controls over financial reporting could have a negative impact on our reputation, business and stock price.

Corporate governance, public disclosure and compliance practices continue to evolve based upon government action and the policies of stockholder advisory groups. As a result, the number of rules and regulations applicable to us may increase, which would also increase our legal and financial compliance costs and the amount of time management must devote to compliance activities. For example, the Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions instituted to improve transparency and accountability concerning the supply of certain minerals originating from the Democratic Republic of Congo (DRC) and adjoining countries that are believed to benefit armed groups. The European Union is contemplating similar legislation. The SEC adopted new due diligence, disclosure and reporting requirements for companies that manufacture products that include components containing such minerals, regardless of whether the minerals are mined in the DRC or adjoining countries. These requirements may decrease the acceptable sources of supply of such minerals, increase their cost and disrupt our supply chain if we need to obtain components from different suppliers. Since we manufacture products containing such minerals for our customers, we are required to comply with these rules. The compliance process is time-consuming and costly. Failure to comply with applicable new regulations could result in additional costs (including fines and penalties) as well as affect our reputation. Increasing regulatory burdens could also make it more difficult for us to attract and retain members of our board of directors, particularly to serve on our audit committee, and executive officers in light of an increase in actual or perceived workload and liability for serving in such positions.

Energy price increases may negatively impact our results of operations.

Some of the components that we use in our manufacturing activities are petroleum-based. In addition, we, along with our suppliers and customers, rely on various energy sources (including oil) in our transportation activities. While significant uncertainty exists about the future levels of energy prices, a significant increase is possible.

Increased energy prices could cause an increase in our raw material and transportation costs. In addition, increased costs of our suppliers or customers could be passed along to us, and we may not be able to increase our product prices enough to offset them. Moreover,  any increase in our product prices may reduce our future customer orders and profitability.

Introducing programs requiring implementation of new competencies, including new process technology within our mechanical operations, could affect our operations and financial results.

The introduction of programs requiring implementation of new competencies, including new process technology within our mechanical operations, presents challenges in addition to opportunities. Deployment of such programs may require us to invest significant resources and capital in facilities, equipment and/or personnel. We may not meet our customers’ expectations or otherwise execute properly or in a cost-efficient manner, which could damage our customer relationships and result in remedial costs or the loss of our invested capital and anticipated revenues and profits. In addition, there are risks of market acceptance and product performance that could result in less demand than anticipated and our having excess capacity. The failure or inability to reflect the anticipated costs, risks and rewards of such an opportunity in our customer contracts could adversely affect our profitability. If we do not meet one or more of these challenges, our operations and financial results could be adversely affected.

If our manufacturing processes and services do not comply with applicable regulatory requirements, or if we manufacture products containing design or manufacturing defects, demand for our services may decline and we may be subject to liability claims.

We manufacture and design products to our customers’ specifications; in some cases, our processes and facilities must comply with applicable regulatory requirements. For example, medical devices that we manufacture or design, as well as the facilities and manufacturing processes that we use to produce them, are regulated by the U.S. Food and Drug Administration or non-U.S. counterparts of this agency. Similarly, items we manufacture for customers in the aerospace and defense industries, as well as the processes we use to produce them, are regulated by the Department of Defense and the Federal Aviation Authority, which have increased their focus and penalties related to counterfeit materials. In addition, our customers’ products and the manufacturing processes or documentation that we use to produce them often are highly complex. As a result, products that we manufacture may at times contain manufacturing or design defects, and our manufacturing processes may be subject to errors or noncompliant with applicable statutory and regulatory requirements. Defects in the products we manufacture or design, whether caused by a design, manufacturing or component failure or error, or deficiencies in our manufacturing processes, may result in delayed shipments to customers or reduced or cancelled customer orders. If these defects or deficiencies were significant, our business reputation could also be damaged. The failure of our products, manufacturing processes or facilities to comply with applicable statutory and regulatory requirements could subject us to fines or penalties and, in some cases, require us to shut down or incur considerable expense to correct a product, process or facility. In addition, these defects may result in liability claims against us or expose us to liability to pay for the recall of a product. The magnitude of any such claim may increase as we expand our medical and aerospace and defense manufacturing services, as defects in medical, aerospace or defense devices or systems could seriously harm or kill users of these products and others. Even if our customers are responsible for the defects, they may not, or may not have resources to, assume responsibility for any costs or liabilities arising from these defects, which could expose us to additional liability claims.

Customer relationships with emerging companies may present more risks than with established companies.

Customer relationships with emerging companies present special risks because these companies do not have an extensive product history. As a result, there is less demonstration of market acceptance of their products, making it harder for us to anticipate needs and requirements than with established customers. In addition, funding for such companies may be more difficult to obtain and these customer relationships may not continue or materialize to the extent we plan or previously experienced. This tightening of financing for start-up customers, together with many start-up customers’ lack of prior operations and unproven product markets increase our credit risk, especially in trade accounts receivable and inventories. Although we perform ongoing credit evaluations of our customers and adjust our allowance for doubtful accounts receivable for all customers, including start-up customers, based on the information available, these allowances may not be adequate. This risk may exist for any new emerging company customers in the future.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties .

Our customers market numerous products throughout the world and therefore need to access manufacturing services on a global basis. To enhance our service offerings, we seek to locate our facilities either near our customers and our customers’ end markets in major centers for the electronics industry or, where appropriate, in lower cost locations.

The following chart summarizes the approximate square footage of our principal manufacturing facilities by country:

Location	Sq. Ft.

United States:
Alabama	180,000
Arizona	77,000
California	403,000
Minnesota	431,000
New Hampshire	171,000
Texas	155,000
China	326,000
Malaysia	293,000
Mexico	615,000
Netherlands	132,000
Romania	131,000
Thailand	758,000
Total	3,672,000

Our principal manufacturing facilities consist of 1.9 million square feet in facilities that we own, with the remaining 1.8 million square feet in leased facilities whose terms expire between 2017 and 2027. We lease other facilities with a total of 41,000 square feet dedicated to engineering, sales and procurement services.

Item 3.  Legal Proceedings.

We are involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position or results of operations.

On October 28, 2016, we became aware of claims made against two of our subsidiaries in connection with the GTAT bankruptcy proceedings. See Note 15 to the Consolidated Financial Statements in Item 8 of this Report, which is incorporated by reference into this Item 3 of Part I.

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

	High	Low

2017
First quarter (through February 24, 2017)	$33.45	$29.63
2016
Fourth quarter	$31.20	$24.25
Third quarter	$25.24	$20.55
Second quarter	$23.14	$18.54
First quarter	$23.09	$18.36
2015
Fourth quarter	$23.58	$19.32
Third quarter	$22.70	$20.26
Second quarter	$25.00	$21.44
First quarter	$25.63	$22.32

The last reported sale price of our common shares on February 24, 2017, as reported by the New York Stock Exchange, was $32.15. There were approximately 600 record holders of our common shares as of February 24, 2017.

We have not paid any cash dividends on our common shares in the past. In addition, our credit facility includes restrictions on the amount of dividends we may pay to shareholders. We currently expect to retain future earnings for use in the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

The following table provides information about the Company’s repurchase of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the quarter ending December 31, 2016, at a total cost of $1.1 million:

(d)
Maximum
Number (or
			(c)	Approximate
			Total Number of	Dollar Value)
			Shares (or Units)	of Shares (or
			Purchased as	Units) that
	(a)		Part of	May Yet Be
	Total Number of	(b)	Publicly	Purchased
	Shares (or	Average Price	Announced	Under the
	Units)	Paid per Share	Plans or	Plans or
Period	Purchased(1)	(or Unit)(2)	Programs	Programs(3)
December 1 to 31, 2016	35,000	$30.48	35,000	$92.8 million
Total	35,000	$30.48	35,000

(1)   All share repurchases were made on the open market.

(2)    Average price paid per share is calculated on a settlement basis and excludes commissions.

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

During 2016, the Company repurchased a total of 2.0 million common shares for $41.9 million at an average price of $21.40 per share. Since 2012, the Company has repurchased a total of 12.2 million common shares for $242.4 million at an average price of $19.84 per share. In September 2016, the Company completed the repurchase of its common shares under the $100 million share repurchase program approved by the Board of Directors in December 2014.

Performance Graph

The following graph compares the cumulative total shareholder return on our common shares for the five‑year period commencing December 31, 2011 and ending December 31, 2016, with the cumulative total return of the Standard & Poor’s 500 Stock Index (which does not include Benchmark), and the Peer Group Index, which is composed of Celestica Inc., Flex Ltd., Jabil Circuit, Inc., Plexus Corp and Sanmina Corporation. Dividend reinvestment has been assumed.

	Dec-11	Dec-12	Dec-13	Dec-14	Dec-15	Dec-16
Benchmark Electronics, Inc.	$100.00	$123.40	$171.30	$188.90	$153.50	$226.40
Peer Group	$100.00	$104.40	$124.00	$159.30	$156.70	$197.30
S&P 500	$100.00	$113.40	$147.00	$163.70	$162.50	$178.00

Item 6.  Selected Financial Data.

	Year Ended December 31,
(in thousands, except per share data)	2016	2015	2014	2013	2012
Selected Statements of Income Data
Sales	$2,310,415	$2,540,873	$2,797,061	$2,506,467	$2,468,150
Cost of sales	2,096,952	2,321,619	2,576,745	2,318,841	2,290,482
Gross profit	213,463	219,254	220,316	187,626	177,668
Selling, general and administrative expenses	113,448	107,462	112,378	97,171	88,183
Amortization of intangible assets	11,838	4,962	3,781	3,302	2,698
Restructuring charges and other costs(1)	12,539	13,861	7,131	9,348	2,200
Thailand flood-related items, net
of insurance(2)	—	—	(1,571)	(41,325)	9,028
Asset impairment charge and other(3)	—	—	(1,547)	2,606	—
Income from operations	75,638	92,969	100,144	116,524	75,559
Interest expense	(9,304)	(2,996)	(1,890)	(1,934)	(1,580)
Interest income	2,136	1,207	2,048	1,688	1,306
Other income (expense)	(282)	(1,141)	(1,673)	(315)	154
Income tax expense (benefit)(4)	4,141	(5,362)	17,388	5,018	18,832
Net income	$64,047	$95,401	$81,241	$110,945	$56,607

Earnings per share:(5)
Basic	$ 1.30	$ 1.85	$ 1.52	$ 2.05	$ 1.01
Diluted	$ 1.29	$ 1.83	$ 1.50	$ 2.03	$ 1.00

Weighted-average number of shares outstanding:
Basic	49,298	51,573	53,538	54,213	56,320
Diluted	49,825	52,088	54,222	54,779	56,634

	December 31,
(in thousands)	2016	2015	2014	2013	2012
Selected Balance Sheet Data
Working capital	$1,119,281	$1,055,534	$1,019,538	$932,940	$874,787
Total assets	1,998,668	1,893,878	1,675,348	1,655,086	1,499,721
Total debt	223,648	235,193	9,521	10,103	10,600
Shareholders’ equity	$1,365,465	$1,321,904	$1,289,625	$1,226,819	$1,139,525

(1)       See Note 16 to the Consolidated Financial Statements for a discussion of the restructuring charges and integration and acquisition-related charges occurring in 2016, 2015 and 2014. During 2013 and 2012, the Company recognized restructuring charges totaling $7.1 million and $2.2 million, respectively, related to reductions in workforce and the resizing and closure of certain facilities. Also during 2013, the Company recognized $2.3 million of integration and acquisition-related charges related to the Suntron and CTS acquisitions.

(2)       During the first quarter of 2014, we received the final $1.6 million of insurance proceeds related to the flooding of our facilities in Ayudhaya, Thailand during the fourth quarter of 2011.  As a result of the flooding and temporary closing of these facilities, the Company incurred property losses and flood related costs during 2012, which were partially offset by insurance recoveries.  During 2013, Thailand flood-related items resulted in a gain of $41.3 million.

(3)       During the fourth quarter of 2014, the Company recorded a $1.5 million gain on the sale of its Tianjin, China subsidiary, including its manufacturing facility, which had been held for sale since 2008. During the second quarter of 2013, the Company recorded a non-cash impairment charge of $3.8 million related to this facility. Also during the second quarter of 2013, the Company disposed of a non-manufacturing facility in Thailand for $1.6 million resulting in a gain of $1.2 million.

(4)       See Note 9 to the Consolidated Financial Statements for a discussion of income taxes. During the fourth quarter of 2016, the Company reduced its unrecognized tax benefits reserve by $8.3 million (including penalties and interest). During the fourth quarter of 2015, the Company reduced its deferred tax valuation allowance by $19.5 million and reduced its unrecognized tax benefits reserve by $1.7 million. During the fourth quarter of 2013, the Company reduced its deferred tax valuation in the U.S. by $17.5 million.

(5)       See Note 1(i) to the Consolidated Financial Statements for the basis of computing earnings per share.

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

2016 HIGHLIGHTS

As part of our long-term strategy to expand into higher-value markets, we acquired Secure Technology in November 2015 for a purchase price of $219.8 million, as adjusted in accordance with the acquisition agreement. Secure is a leading provider of customized high-performance electronics, sub-systems, and component solutions for mission critical applications. The Secure Acquisition deepened our engineering capabilities and enhanced our ability to serve customers in highly regulated industrial markets, including aerospace and defense. The allocation of the net purchase price resulted in $145.6 million of goodwill. This transaction was financed with borrowings under our Term Loan facility.

Sales for 2016 were $2.3 billion, a 9% decrease from sales of $2.5 billion in 2015. During 2016, sales to customers in our various industry sectors fluctuated from 2015 as follows:

•       Industrials increased by 7%,

•       Medical decreased by 1%,

•       Test & Instrumentation increased by 9%,

•       Computing decreased by 19%, and

•       Telecommunications decreased by 33%.

A significant portion of the overall decrease in sales resulted from a decrease in Telecommunications revenue primarily related to a maturing and non-recurring program at one of our top customers and some of our Telecommunications customers experiencing order declines. In addition, Computing revenue declined due to lower demand from some of our Computing customers.

Our sales depend on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, can adversely affect us. A substantial percentage of our sales are made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. Sales to our ten largest customers represented 43% and 47% of our sales in 2016 and 2015, respectively. No single customer represented 10% or more of our sales during 2016; in 2015, sales to International Business Machines Corporation represented 11% of our sales.

We experience fluctuations in gross profit from period to period. Different programs contribute different gross profits depending on factors such as the types of services involved, location of production, size of the program, complexity of the product and level of material costs associated with the various products. Moreover, new programs can contribute relatively less to our gross profit in their early stages when manufacturing volumes are usually lower, resulting in inefficiencies and unabsorbed manufacturing overhead costs. In addition, a number of our new and higher-volume programs remain subject to competitive constraints that can exert downward pressure on our margins. During periods of low production volume, we generally have idle capacity and reduced gross profit.

We have undertaken initiatives to restructure our business operations with the intention of improving utilization and reducing costs. During 2016, we recognized $4.7 million of restructuring charges  in connection with reductions in workforce of certain facilities primarily in the Americas, and $0.1 million of integration costs. In addition, we recognized $4.3 million of costs in connection with a proxy contest relating to our 2016 annual shareholders meeting, $3.0 million in connection with the separation of our former Chief Executive Officer in September 2016 and $0.4 million in other charges.

RESULTS OF OPERATIONS

The following table presents the percentage relationship that certain items in our Consolidated Statements of Income bear to sales for the periods indicated. The financial information and the discussion below should be read in conjunction with the Consolidated Financial Statements and Notes thereto in Item 8 of this Report.

	Year ended December 31,
	2016	2015	2014
Sales	100.0%	100.0%	100.0%
Cost of sales	90.8	91.4	92.1
Gross profit	9.2	8.6	7.9
Selling, general and administrative expenses	4.9	4.2	4.0
Amortization of intangible assets	0.5	0.2	0.1
Restructuring charges and other costs	0.5	0.5	0.3
Income from operations	3.3	3.7	3.6
Other expense, net	(0.3)	(0.1)	(0.1)
Income before income taxes	3.0	3.6	3.5
Income tax expense (benefit)	0.2	(0.2)	0.6
Net income	2.8%	3.8%	2.9%

2016 Compared With 2015

Sales

As noted above, sales decreased 9% in 2016. The percentages of our sales by sector were as follows:

	2016	2015
Higher-Value Markets
Industrials (including aerospace and defense)	38%	32%
Medical	15	14
Testing & instrumentation	11	9
	64	55
Traditional Markets
Telecommunications	17	23
Computing	19	22
	36	45
Total	100%	100%

Industrials. 2016 sales increased 7% to $874.5 million from $820.3 million in 2015  primarily as a result of the Secure Acquisition.

Telecommunications. 2016 sales decreased 33% to $401.3 million from $595.1 million in 2015. The decrease related primarily to a maturing and non-recurring program at one of our top customers and some customers experiencing order declines.

Computing. 2016 sales decreased 19% to $444.6 million from $551.2 million in 2015. The decrease was primarily due to lower demand from most of our Computing customers.

Medical. 2016 sales decreased 1% to $346.2 million from $350.4 million in 2015.

Testing & Instrumentation. 2016 sales increased 9% to $243.8 million from $223.8 million in 2015. The increase stemmed primarily from strong demand from our semi-cap equipment customers.

Our international operations are subject to the risks of doing business abroad. See Item 1A for factors pertaining to international sales, fluctuations in foreign currency exchange rates and a discussion of potential adverse effects in operating results associated with the risks of doing business abroad. During 2016 and 2015, 47% and 50%, respectively, of our sales were from international operations.

We had a backlog of approximately $1.8 billion at December 31, 2016, as compared to $1.7 billion at December 31, 2015. Backlog consists of purchase orders received, including, in some instances, forecast requirements released for production under customer contracts. Although we expect to fill substantially all of our backlog at December 31, 2016 during 2017, we do not have long-term agreements with all of our customers, and  orders can be canceled, changed or delayed by customers. The timely replacement of canceled, changed or delayed orders with new customer orders cannot be assured, nor can there be any assurance that any of our current customers will continue to utilize our services. Because of these factors, backlog is not a meaningful indicator of future financial results.

Gross Profit

Gross profit decreased to $213.5 million for 2016 from $219.2 million in 2015. Our 2016 gross profit as a percentage of sales increased to 9.2% from 8.6% in 2015  primarily due to benefits from our increased higher-value market revenue base and capacity alignment and operational excellence initiatives, offset by decreased utilization associated with lower sales volumes.

Selling, General and Administrative Expenses

SG&A increased to $113.4 million in 2016 from $107.4 million in 2015, primarily related to the Secure Acquisition and investments in our sales and marketing organization. SG&A expenses, as a percentage of sales were 4.9% and 4.2%, respectively, for 2016 and 2015. The increase in SG&A as a percentage of sales related primarily to the decreased sales volumes and the items noted above.

Amortization of Intangible Assets

Amortization of intangible assets increased to $11.8 million in 2016 from $5.0 million in 2015 due to the impact of the Secure Acquisition.

Restructuring Charges and Other Costs

During 2016, we recognized $4.7 million of restructuring charges in connection with reductions in workforce of certain facilities primarily in the Americas, and $0.1 million of integration costs. In addition, we recognized $4.3 million of costs in connection with a proxy contest relating to our 2016 annual shareholders meeting, $3.0 million in connection with the separation of our former Chief Executive Officer in September 2016 and $0.4 million in other charges. In 2015, we recognized $13.9 million of restructuring charges and integration and acquisition-related costs primarily related to the Secure Acquisition. See Notes 2 and 16 to the Consolidated Financial Statements in Item 8 of this Report.

Interest Expense

Interest expense increased to $9.3 million in 2016 from $3.0 million in 2015 due to the additional debt incurred in connection with the Secure Acquisition.

Income Tax Expense

Income tax expense of $4.1 million represented a 6.1% effective tax rate for 2016, compared with a $5.4 million benefit that represented an effective tax rate of negative 6.0% for 2015. In 2016, we recorded the reversal of uncertain tax benefits of $8.3 million relating to the expiration of the statute of limitations for a liquidated foreign subsidiary. In 2015, we recorded discrete tax benefits of $21.2 million related to a reduced valuation allowance on U.S. net operating losses and the release of tax reserves associated with a foreign subsidiary for which the statutory period for tax audits expired. Excluding these tax items, the effective tax rate would have been 18.2% in 2016 compared to 17.6% in 2015. The increase in the effective tax rate results primarily from the geographic mix of profitability.

We have been granted certain tax incentives, including tax holidays, for our subsidiaries in China, Malaysia and Thailand that will expire at various dates, unless extended or otherwise renegotiated, through 2018 in China, 2021 in Malaysia, and 2028 in Thailand. See Note 9 to the Consolidated Financial Statements in Item 8 of this Report.

Net Income

We reported net income of $64.0 million, or $1.29 per diluted share for 2016, compared with net income of $95.4 million, or $1.83 per diluted share for 2015. The net decrease of $31.4 million in 2016 derived from the factors discussed above.

2015 Compared With 2014

Sales

Sales for 2015 were $2.5 billion, a 9% decrease from sales of $2.8 billion in 2014. The percentages of our sales by sector were as follows:

	2015	2014
Higher-Value Markets
Industrials (including aerospace and defense)	32%	30%
Medical	14	11
Testing & instrumentation	9	9
	55	50
Traditional Markets
Telecommunications	23	29
Computing	22	21
	45	50
Total	100%	100%

Industrials. 2015 sales decreased 3% to $820.3 million from $845.9 million in 2014 primarily as a result of lower infrastructure spending and the impact of the strengthening U.S. dollar.

Telecommunications. 2015 sales decreased 26% to $595.1 million from $807.2 million in 2014. The decrease related primarily to product life cycle transitions at one of our top customers that had strong demand in 2014. In addition, many of our Telecommunications customers experienced order declines during the last half of 2015 related to broader demand weakness associated with reduced infrastructure spending.

Computing. 2015 sales decreased 4% to $551.2 million from $577.1 million in 2014. The decrease was primarily due to lower demand from our customers.

Medical. 2015 sales increased 13% to $350.4 million from $310.7 million in 2014 primarily as a result of new programs.

Testing & Instrumentation. 2015 sales decreased 13% to $223.8 million from $256.2 million in 2014 primarily due to the loss of a customer that declared bankruptcy in 2014, offset by increased demand from other customers. The bankrupt customer accounted for $50.7 million of our 2014 sales.

During 2015 and 2014, 50% and 53%, respectively, of our sales were from international operations.

We had a backlog of approximately $1.7 billion at December 31, 2015, compared to the $1.6 billion 2014 year-end backlog.

Gross Profit

Gross profit decreased to $219.2 million for 2015 from $220.3 million in 2014. Our 2015 gross profit as a percentage of sales increased to 8.6% from 7.9% in 2014 primarily due to benefits from our increased higher-value market revenue base, ongoing operational excellence initiatives, as well as increased utilization associated with our restructuring activities.

Selling, General and Administrative Expenses

SG&A decreased to $107.4 million in 2015 from $112.4 million in 2014. The decrease in SG&A was primarily attributable to reduced costs related to our continued integration and restructuring activities, a $2.7 million charge for provisions to accounts receivable associated with the GT Advance Technologies bankruptcy filing in 2014, and lower variable compensation expenses. Including the provisions to accounts receivable associated with the referenced bankruptcy, SG&A expenses, as a percentage of sales, were 4.2% and 3.9%, respectively, for 2015 and 2014. This increase related primarily to decreased sales volumes.

Amortization of Intangible Assets

Amortization of intangible assets increased to $5.0 million in 2015 from $3.8 million in 2014 due to the impact of the Secure Acquisition.

Restructuring Charges and Other Costs

During 2015, we recognized $13.9 million of restructuring charges and integration and acquisition-related costs primarily related to the Secure Acquisition and restructuring charges in connection with reductions in workforce of certain facilities (primarily in the Americas). In 2014, we recognized $7.1 million of restructuring charges and integration and acquisition-related costs primarily related to integration costs of the CTS Acquisition.

Thailand Flood-Related Items

Our facilities in Ayudhaya, Thailand flooded and remained closed from October 13, 2011 to December 20, 2011. As a result of the flooding and temporary closing, we incurred property losses and flood related costs during 2012 and 2011, which were partially offset by insurance recoveries. During 2014, Thailand flood-related items resulted in a gain of $1.6 million of insurance proceeds. The recovery process with our insurance carriers was completed in the first quarter of 2014.

Asset Impairment Charge and Other

We disposed of our Tianjin, China subsidiary in 2014, which included a non-manufacturing facility, for $5.7 million, resulting in a gain of $1.5 million.

Interest Expense

Interest expense increased to $3.0 million in 2015 from $1.9 million in 2014 due to the additional debt incurred in connection with the Secure Acquisition and the accelerated amortization of debt issuance costs of our prior credit facility that was replaced in November 2015.

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

Net Income

We reported net income of $ 95.4 million, or $1.83 per diluted share for 2015, compared with net income of $81.2 million, or $1.50 per diluted share for 2014. The net increase of $14.2 million in 2015 derived from the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our organic growth and operations through funds generated from operations and occasional borrowings under our revolving credit facility. Cash and cash equivalents totaled $681.4 million at December 31, 2016 and $466.0 million at December 31, 2015, of which $626.2 million and $424.0 million, respectively, were held outside the U.S. in various foreign subsidiaries. Substantially all of the amounts held outside of the U.S. are intended to be permanently reinvested in foreign operations. Under current tax laws and regulations, if cash and cash equivalents held outside the U.S. were to be distributed to the U.S. in the form of dividends or otherwise, we would be subject to additional U.S. income taxes and foreign withholding taxes.

Cash provided by operating activities was $272.5 million in 2016. The cash provided by operations during 2016 consisted primarily of $64.0 million of net income, adjusted for $55.1 million of depreciation and amortization, a $37.6 million decrease in accounts receivable, a $27.7 million decrease in inventories and a $76.0 million increase in accounts payable. The decrease in accounts receivable and inventories was primarily driven by the decrease in sales. The increase in accounts payable was a result of the timing of payments. Working capital was $1.1 billion at December 31, 2016 and $1.1 billion at December 31, 2015.

We purchase components only after customer orders or forecasts are received, which mitigates, but does not eliminate, the risk of loss on inventories. Supplies of electronic components and other materials used in operations are subject to industry-wide shortages. In certain instances, suppliers may allocate available quantities to us. If shortages of these components and other material supplies used in operations occur, vendors may not ship the quantities we need for production, and we may be forced to delay shipments, which would increase backorders and impact cash flows.

Cash used in investing activities was $21.2 million in 2016 primarily due to purchases of additional property, plant and equipment totaling $30.5 million, offset by a $10.8 million purchase price adjustment received during the quarter ended September 2016 relating to the Secure Acquisition. The purchases of property, plant and equipment were primarily for machinery and equipment in the Americas and Asia.

Cash used in financing activities was $34.7 million in 2016. Share repurchases totaled $41.9 million, net principal payments on long-term debt totaled $12.3 million, and we received $18.8 million from the exercise of stock options.

Under the terms of our $430.0 million Credit Agreement (the Credit Agreement), in addition to the Term Loan facility, we have a $200.0 million five-year revolving credit facility to be used for general corporate purposes with a maturity date of November 12, 2020. The Credit Agreement includes an accordion feature pursuant to which total commitments under the facility may be increased by an additional $150.0 million, subject to satisfaction of certain conditions. As of December 31, 2016, we had $218.5 million in borrowings outstanding under the Term Loan facility and $2.1 million in letters of credit outstanding under our revolving credit facility. During 2016, the Company borrowed and repaid $25.0 million of under the revolving credit facility. $197.9 million remains available for future borrowings under the revolving credit facility. See Note 6 to the Consolidated Financial Statements in Item 8 of this Report for more information regarding the terms of the Credit Agreement.

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

As of December 31, 2016, we had cash and cash equivalents totaling $681.4 million and $197.9 million available for borrowings under the Credit Agreement. During the next 12 months, we believe our capital expenditures will approximate $45-$55 million, principally for machinery and equipment to support our ongoing business around the globe.

In December 2015, our Board of Directors approved the repurchase of up to $100.0 million of our outstanding common shares. As of December 31, 2016, we had $92.8 million remaining under the repurchase program to purchase additional shares. We are under no commitment or obligation to repurchase any particular amount of common shares. Management believes that our existing cash balances and funds generated from operations will be sufficient to permit us to meet our liquidity requirements over the next 12 months. Management further believes that our ongoing cash flows from operations and any borrowings we may incur under our revolving credit facility will enable us to meet operating cash requirements in future years. If we consummated significant acquisition opportunities in the future, our capital needs would increase and could possibly result in our need to increase available borrowings under our Credit Agreement or access public or private debt and equity markets. There can be no assurance, however, that we would be successful in raising additional debt or equity on acceptable terms.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. Our significant accounting policies are summarized in Note 1 to the Consolidated Financial Statements in Item 8 of this Report. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to accounts receivable, inventories, income taxes, long-lived assets, stock-based compensation and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Allowance for Doubtful Accounts

Our accounts receivable balance is recorded net of allowances for amounts not expected to be collected from our customers. Because our accounts receivable are typically unsecured, we periodically evaluate their collectibility based on a combination of factors, including a particular customer’s ability to pay as well as the age of the receivables. To evaluate a specific customer’s ability to pay, we analyze financial statements, payment history and various information or disclosures by the customer or other publicly available information. In cases where the evidence suggests a customer may not be able to satisfy its obligation to us, we establish a specific allowance in an amount we determine appropriate for the perceived risk. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Income Taxes

We estimate our income tax provision in each of the jurisdictions where we operate, including estimating exposures related to uncertain tax positions. We must also make judgments regarding the ability to realize our deferred tax assets. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. Our valuation allowance as of December 31, 2016 of $16.0 million primarily relates to deferred tax assets from our foreign net operating loss tax carryforwards of $14.5 million.

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

During 2015, we evaluated the recoverability of our deferred tax assets using the criteria described above and concluded that our projected future taxable income in the U.S. was sufficient to utilize additional net operating loss carryforwards and other deferred tax assets. As a result, we reduced our U.S. valuation allowance by $19.6 million in 2015.

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

Impairment of Long-Lived Assets and Goodwill

Long-lived assets, such as property, plant, and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount that the carrying amount of the asset exceeds the fair value of the asset.

Goodwill is tested for impairment on an annual basis, at a minimum, and whenever events and circumstances indicate that the carrying amount may be impaired. Circumstances that may lead to impairment include unforeseen decreases in future performance or industry demand or the restructuring of our operations as a result of a change in our business strategy. We perform a qualitative assessment to determine if goodwill is potentially impaired. If the qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if we elect not to perform a qualitative assessment, then we would be required to perform a quantitative impairment test for goodwill. This two-step process involves determining the fair values of the reporting units and comparing those fair values to the carrying values, including goodwill, of the reporting unit. An impairment loss would be recognized to the extent that the carrying amount exceeds the asset’s fair value. For purposes of performing our goodwill impairment assessment, our reporting units are the same as our operating segments as defined in Note 13 to the Consolidated Financial Statements in Item 8 of this Report. As of December 31, 2016 and 2015, we had goodwill of approximately $191.6 million and $199.3 million, respectively, associated with our Americas and Asia business segments.

Based on our qualitative assessments of goodwill as of December 31, 2016, 2015 and 2014, we concluded that it was more likely than not that the fair value of our Americas and Asia business segments were greater than their carrying amounts, and therefore no further testing was required.

Changes in economic and operating conditions that occur after the annual impairment analysis or an interim impairment analysis, and that impact these assumptions, may result in a future goodwill impairment charge.

Stock-Based Compensation

We recognize stock-based compensation expense in our consolidated statements of income. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including the expected life of the option and the expected stock price volatility. Judgment is also required in estimating the number of stock-based awards that are expected to vest as a result of satisfaction of time-based vesting schedules. If actual results or future changes in estimates differ significantly from our current estimates, stock-based compensation could increase or decrease. For performance-based restricted stock unit awards, compensation expense is based on the probability that the performance goals will be achieved, which is monitored by management throughout the measurement period. If it becomes probable, based on our expectation of performance during that measurement period, that more or less than the previous estimate of the awarded shares will vest, an adjustment to stock-based compensation expense is recognized as a change in accounting estimate. See Note 1(l) to the Consolidated Financial Statements in Item 8 of this Report.

Recently Enacted Accounting Principles

See Note 1(q) to the Consolidated Financial Statements in Item 8 of this Report for a discussion of recently enacted accounting principles.

CONTRACTUAL OBLIGATIONS

We have certain contractual obligations that extend beyond 2017 under lease obligations and debt arrangements. Non-cancelable purchase commitments do not typically extend beyond the normal lead-time of several weeks. Purchase orders beyond this time frame are typically cancelable. We do not use off-balance sheet financing techniques other than traditional operating leases, and we have not guaranteed the obligations of any entity that is not one of our wholly owned subsidiaries. The total contractual cash obligations in existence at December 31, 2016 due pursuant to contractual commitments are:

	Payments due by period

		Less than	1-3	3-5	More than
(in thousands)	Total	1 year	years	years	5 years

Operating lease obligations	$60,923	$12,013	$20,111	$11,703	$17,096
Capital lease obligations	19,460	2,633	5,765	6,549	4,513
Long-term debt obligations	218,500	11,500	40,250	166,750	—

Total obligations	$298,883	$26,146	$66,126	$185,002	$21,609

The amount of unrecognized tax benefits as of December 31, 2016, including interest and penalties, was $7.9 million. We have not provided a detailed estimate of the timing of future cash outflows associated with the liabilities recognized in this balance due to the uncertainty of when the related tax settlements may become due. See Note 9 to the Consolidated Financial Statements in Item 8 of this Report.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2016, we did not have any significant off-balance sheet arrangements. See Note 11 to the Consolidated Financial Statements in Item 8 of this Report.

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

We transact business in various foreign countries and are subject to foreign currency fluctuation risks. We use natural hedging and forward contracts to economically hedge transactional exposure primarily associated with trade accounts receivable, other receivables and trade accounts payable that are denominated in a currency other than the functional currency of the respective operating entity. We do not use derivative financial instruments for speculative purposes. The forward contracts in place as of December 31, 2016 have not been designated as accounting hedges and, therefore, changes in fair value are recorded within our Consolidated Statements of Income.

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

We are also exposed to interest rate risk on borrowings under our Credit Agreement. As of December 31, 2016, we had $218.5 million outstanding on the floating rate term loan facility, and we have an interest rate swap agreement with a notional amount of $163.9 million. Under this swap agreement, we receive variable rate interest rate payments and pay fixed rate interest payments. The effect of this swap is to convert a portion of our floating rate interest expense to fixed interest rate expense. The interest rate swap is designated as a cash flow hedge.

Item 8.  Financial Statements and Supplementary Data.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
(in thousands, except par value)	2016	2015

Assets
Current assets:
Cash and cash equivalents	$681,433	$465,995
Accounts receivable, net of allowance for doubtful accounts of $2,838
and $3,417, respectively	440,692	479,140
Inventories	381,334	411,986
Prepaid expenses and other assets	28,057	31,351
Income taxes receivable	146	156
Total current assets	1,531,662	1,388,628
Property, plant and equipment, net	166,148	178,170
Goodwill	191,616	199,290
Deferred income taxes	6,572	14,088
Other, net	102,670	113,702
	$1,998,668	$1,893,878

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt and capital lease obligations	$12,396	$12,284
Accounts payable	326,249	251,163
Income taxes payable	3,534	5,069
Accrued liabilities	70,202	64,578
Total current liabilities	412,381	333,094
Long-term debt and capital lease obligations, less current installments	211,252	222,909
Other long-term liabilities	9,570	15,971
Shareholders’ equity:
Preferred stock, $0.10 par value; 5,000 shares authorized, none issued	—	—
Common stock, $0.10 par value; 145,000 shares authorized;
issued and outstanding – 49,330 and 50,178, respectively	4,933	5,018
Additional paid-in capital	626,093	624,997
Retained earnings	748,615	704,905
Accumulated other comprehensive loss	(14,176)	(13,016)
Total shareholders’ equity	1,365,465	1,321,904
Commitments and contingencies
	$1,998,668	$1,893,878

See accompanying notes to consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Consolidated Statements of Income

	Year ended December 31,
(in thousands, except per share data)	2016	2015	2014

Sales	$2,310,415	$2,540,873	$2,797,061
Cost of sales	2,096,952	2,321,619	2,576,745
Gross profit	213,463	219,254	220,316
Selling, general and administrative expenses	113,448	107,462	112,378
Amortization of intangible assets	11,838	4,962	3,781
Restructuring charges and other costs	12,539	13,861	7,131
Thailand flood-related items, net of insurance	—	—	(1,571)
Asset impairment charge and other	—	—	(1,547)
Income from operations	75,638	92,969	100,144
Interest expense	(9,304)	(2,996)	(1,890)
Interest income	2,136	1,207	2,048
Other expense	(282)	(1,141)	(1,673)
Income before income taxes	68,188	90,039	98,629
Income tax expense (benefit)	4,141	(5,362)	17,388
Net income	$64,047	$95,401	$81,241

Earnings per share:
Basic	$ 1.30	$ 1.85	$ 1.52
Diluted	$ 1.29	$ 1.83	$ 1.50

Weighted-average number of shares outstanding:
Basic	49,298	51,573	53,538
Diluted	49,825	52,088	54,222

See accompanying notes to consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	Year ended December 31,
(in thousands)	2016	2015	2014

Net income	$64,047	$95,401	$81,241
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,465)	(3,391)	(1,598)
Unrealized gain (loss) on investments, net of tax	21	(31)	1,369
Unrealized gain on derivative, net of tax	286	—	—
Other	(2)	(119)	(152)
Other comprehensive loss	(1,160)	(3,541)	(381)
Comprehensive income	$62,887	$91,860	$80,860

See accompanying notes to consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity

					Accumulated
			Additional		other		Total
		Common	paid-in	Retained	comprehensive	Treasury	shareholders’
(in thousands)	Shares	stock	capital	earnings	loss	shares	equity

Balances, December 31, 2013	53,825	$ 5,383	$ 644,594	$ 586,208	$ (9,094)	$ (272)	$ 1,226,819
Stock-based compensation expense	—	—	7,213	—	—	—	7,213
Shares repurchased and retired	(1,861)	(186)	(20,250)	(23,364)	—	—	(43,800)
Stock options exercised	940	94	18,773	—	—	—	18,867
Vesting of restricted stock units, net
of restricted share forfeitures	103	10	(10)	—	—	—	—
Shares withheld for taxes	(13)	(1)	(308)	—	—	—	(309)
Excess tax shortfall of
stock-based compensation	—	—	(25)	—	—	—	(25)
Cancellation of treasury shares	—	—	(272)	—	—	272	—
Net income	—	—	—	81,241	—	—	81,241
Other comprehensive loss	—	—	—	—	(381)	—	(381)
Balances, December 31, 2014	52,994	5,300	649,715	644,085	(9,475)	—	1,289,625
Stock-based compensation expense	—	—	7,709	—	—	—	7,709
Shares repurchased and retired	(3,066)	(307)	(33,477)	(34,581)	—	—	(68,365)
Stock options exercised	114	11	1,965	—	—	—	1,976
Vesting of restricted stock units, net
of restricted share forfeitures	160	16	(16)	—	—	—	—
Shares withheld for taxes	(24)	(2)	(569)	—	—	—	(571)
Excess tax shortfall of
stock-based compensation	—	—	(330)	—	—	—	(330)
Net income	—	—	—	95,401	—	—	95,401
Other comprehensive loss	—	—	—	—	(3,541)	—	(3,541)
Balances, December 31, 2015	50,178	5,018	624,997	704,905	(13,016)	—	1,321,904
Stock-based compensation expense	—	—	5,322	—	—	—	5,322
Shares repurchased and retired	(1,959)	(196)	(21,396)	(20,337)	—	—	(41,929)
Stock options exercised	928	93	18,732	—	—	—	18,825
Vesting of restricted stock units	209	21	(21)	—	—	—	—
Shares withheld for taxes	(26)	(3)	(565)	—	—	—	(568)
Excess tax shortfall of
stock-based compensation	—	—	(976)	—	—	—	(976)
Net income	—	—		64,047	—	—	64,047
Other comprehensive loss	—	—	—	—	(1,160)	—	(1,160)
Balances, December 31, 2016	49,330	$ 4,933	$ 626,093	$ 748,615	$ (14,176)	$ —	$ 1,365,465

See accompanying notes to consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2016	2015	2014

Cash flows from operating activities:
Net income	$64,047	$95,401	$81,241
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	41,398	42,822	41,259
Amortization	13,741	6,850	5,190
Deferred income taxes	7,055	(12,781)	12,027
Asset impairments	142	1,201	802
Thailand flood insurance recovery	—	—	(550)
Gain on sale of subsidiary	—	—	(1,547)
Gain on the sale of property, plant and equipment	(224)	(85)	(78)
Stock-based compensation expense	5,322	7,709	6,427
Excess tax benefits from stock-based compensation	(663)	(481)	(634)
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts receivable	37,573	52,847	37,862
Inventories	27,749	3,974	(6,153)
Prepaid expenses and other assets	3,147	(3,202)	(1,278)
Accounts payable	76,039	(41,388)	(36,646)
Accrued liabilities	(596)	(5,104)	(1,178)
Income taxes	(2,210)	(959)	(1,304)
Net cash provided by operations	272,520	146,804	135,440
Cash flows from investing activities:
Proceeds from sales of investments at par	200	50	10,282
Additions to property, plant and equipment	(30,478)	(37,128)	(44,211)
Proceeds from the sale of property, plant and equipment	357	605	452
Additions to purchased software	(1,856)	(934)	(1,178)
Business acquisitions, net of cash acquired	10,750	(229,582)	750
Proceeds from sale of subsidiary, net of cash disposed	—	—	5,512
Thailand flood property insurance proceeds	—	—	550
Other	(218)	188	367
Net cash used in investing activities	(21,245)	(266,801)	(27,476)
Cash flows from financing activities:
Proceeds from stock options exercised	18,825	1,976	18,867
Excess tax benefits from stock-based compensation	663	481	634
Borrowings under credit agreement	25,000	250,000	—
Principal payments on long-term debt and capital lease obligations	(37,301)	(20,676)	(582)
Share repurchases	(41,929)	(68,365)	(43,800)
Debt issuance costs	—	(3,779)	—
Net cash provided by (used in) financing activities	(34,742)	159,637	(24,881)
Effect of exchange rate changes	(1,095)	(1,021)	(1,262)
Net increase in cash and cash equivalents	215,438	38,619	81,821
Cash and cash equivalents at beginning of year	465,995	427,376	345,555
Cash and cash equivalents at end of year	$681,433	$465,995	$427,376

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

(c) Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity at the date of purchase of three months or less to be cash equivalents. Cash equivalents of $531.8 million and $381.6 million at December 31, 2016 and 2015, respectively, consisted primarily of money-market funds and time deposits with an initial term of less than three months.

(d) Allowance for Doubtful Accounts

Accounts receivable are recorded net of allowances for amounts not expected to be collected. In estimating the allowance, management considers a specific customer’s financial condition, payment history, and various information or disclosures by the customer or other publicly available information. Accounts receivable are charged against the allowance after all reasonable efforts to collect the full amount (including litigation, where appropriate) have been exhausted. During 2014, the Company recorded a $2.7 million charge for provisions to accounts receivable associated with the bankruptcy filing of a former customer, GT Advance Technologies, on October 6, 2014.

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

(h) Impairment of Long-Lived Assets and Goodwill

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

Goodwill is tested for impairment on an annual basis, at a minimum, and whenever events and changes in circumstances suggest that the carrying amount may be impaired. Circumstances that may lead to the impairment of goodwill include unforeseen decreases in future performance or industry demand or the restructuring of our operations as a result of a change in our business strategy. A qualitative assessment is allowed to determine if goodwill is potentially impaired. Based on this qualitative assessment, if the Company determines that it is more likely than not that the reporting unit’s fair value is less than its carrying value, then it performs a two-step goodwill impairment test, otherwise no further analysis is required. In connection with its annual goodwill impairment assessments as of December 31, 2016, 2015 and 2014, the Company concluded that goodwill was not impaired.

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

The following table sets forth the calculation of basic and diluted earnings per share.

	Year Ended December 31,
(in thousands, except per share data)	2016	2015	2014

Net income	$64,047	$95,401	$81,241

Denominator for basic earnings per share – weighted-average number of
common shares outstanding during the period	49,298	51,573	53,538
Incremental common shares attributable to exercise of dilutive options	313	318	450
Incremental common shares attributable to outstanding
restricted stock units	214	197	234
Denominator for diluted earnings per share	49,825	52,088	54,222
Basic earnings per share	$ 1.30	$ 1.85	$ 1.52
Diluted earnings per share	$ 1.29	$ 1.83	$ 1.50

Options to purchase 0.4 million, 1.3 million and 0.7 million common shares in 2016, 2015 and 2014, respectively, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

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

(l) Stock-Based Compensation

All share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on their grant date fair values. The total compensation cost recognized for stock-based awards was $5.3 million, $7.7 million and $6.4 million for 2016, 2015 and 2014, respectively. The total income tax benefit recognized in the income statement for stock-based awards was $1.1 million, $3.1 million and $2.6 million for 2016, 2015 and 2014, respectively. The compensation expense for stock-based awards includes an estimate for forfeitures and is recognized over the vesting period of the awards using the straight-line method. Cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards (excess tax benefits) are classified as cash flows from financing activities. Awards of restricted shares, restricted stock units and performance-based restricted stock units are valued at the closing market price of the Company’s common shares on the date of grant. For performance-based restricted stock units, compensation expense is based on the probability that the performance goals will be achieved, which is monitored by management throughout the requisite service period. When it becomes probable, based on the Company’s expectation of performance during the measurement period, that more or less than the previous estimate of the awarded shares will vest, an adjustment to stock-based compensation expense is recognized as a change in accounting estimate.

As of December 31, 2016, the unrecognized compensation cost and remaining weighted-average amortization related to stock-based awards were as follows:

Performance-
based
		Restricted	Restricted
	Stock	Stock	Stock
(in thousands)	Options	Units	Units(1)
Unrecognized compensation cost	$ 1,901	$ 8,967	$ 1,955
Remaining weighted-average amortization period	1.1 years	2.2 years	1.9 years

(1) Based on the probable achievement of the performance goals identified in each award.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average fair value per option granted during 2015 and 2014 was $8.76 and $9.91, respectively. No options were granted during 2016. The weighted-average assumptions used to value the options granted during 2015 and 2014 were as follows:

	Year Ended December 31,
(in thousands)	2015	2014
Options granted	289	378
Expected term of options	6.4 years	7.0 years
Expected volatility	35%	39%
Risk-free interest rate	1.886%	2.081%
Dividend yield	zero	zero

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

The total cash received as a result of stock option exercises in 2016, 2015 and 2014 was approximately $18.8 million, $2.0 million and $18.9 million, respectively. The actual tax benefit realized as a result of stock option exercises and the vesting of other share-based awards during 2016, 2015 and 2014 was $3.7 million, $2.1 million and $2.9 million, respectively. For 2016, 2015 and 2014, the total intrinsic value of stock options exercised was $5.1 million, $0.7 million and $3.7 million, respectively.

The Company awarded performance-based restricted stock units to employees during 2016, 2015 and 2014. The number of performance-based restricted stock units that will ultimately be earned will not be determined until the end of the corresponding performance periods, and may vary from as low as zero to as high as three times the target number depending on the level of achievement of certain performance goals. The level of achievement of these goals is based upon the audited financial results of the Company for the last full calendar year within the performance period. The performance goals consist of certain levels of achievement using the following financial metrics: revenue growth, operating margin expansion, and return on invested capital. If the performance goals are not met based on the Company’s financial results, the applicable performance-based restricted stock units will not vest and will be forfeited. Shares subject to forfeited performance-based restricted stock units will be available for issuance under the Company’s 2010 Omnibus Incentive Compensation Plan (the 2010 Plan).

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

The Company’s financial instruments include cash equivalents, accounts and other receivables, accounts payable, accrued liabilities and long-term debt and capital lease obligations. The Company believes that the carrying values of these instruments approximate their fair value. As of December 31, 2016, all of the Company’s long-term investments were included in other assets and were recorded at fair value using Level 3 inputs. As of December 31, 2016, there were no long-term investments measured at fair value using Level 1 or Level 2 inputs. All income generated from these investments is recorded as interest income. As of December 31, 2016, the Company’s derivative instruments were recorded at fair value using Level 3 inputs. See Note 11.

(o) Foreign Currency

For foreign subsidiaries using the local currency as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expenses are translated at average exchange rates. The effects of these translation adjustments are reported in other comprehensive income. Exchange losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in other expense and totaled approximately $0.5 million, $2.3 million and $1.3 million in 2016, 2015 and 2014, respectively. These amounts include the amount of gain (loss) recognized in income due to forward currency exchange contracts.

(p) Derivative Instruments

All derivative instruments are recorded on the balance sheet at fair value. The Company uses derivative instruments to manage the variability of foreign currency obligations and interest rates. The Company does not enter into derivative arrangements for speculative purposes. Generally, if a derivative instrument is designated as a cash flow hedge, the change in the fair value of the derivative is recorded in other comprehensive income to the extent the derivative is effective, and recognized in the consolidated statement of income when the hedged item affects earnings. Changes in fair value of derivatives that are not designated as hedges are recorded in earnings. Cash receipts and cash payments related to derivative instruments are recorded in the same category as the cash flows from the items being hedged on the consolidated statements of cash flows.

(q) Recently Enacted Accounting Principles

In August 2016, the Financial Accounting Standards Board (FASB) issued a new accounting standards update, which seeks to reduce the existing diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update is effective for fiscal years and interim periods beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this update will have on its consolidated financial statements.

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

In March 2016, the FASB issued a new accounting standard update intended to simplify several aspects of the accounting for share-based payment transactions. This update is effective for fiscal years beginning after December 15, 2016, and the Company adopted it effective January 1, 2017. As a result, the Company elected to reverse compensation cost of any forfeited awards when they occur and will classify the cash flows resulting from remitting cash to the tax authorities for the payment of taxes on the vesting of share-based payment awards as a financing activity on the consolidated statement of cash flows. Changes to the statements of cash flows related to classification of excess tax benefits and employee taxes paid for share-based payment arrangements will be implemented on a retrospective basis. The adoption of this update did not have a material impact on the Company’s financial statements at the time of implementation. The amount of excess tax benefits or tax deficiencies in future periods will vary based on the stock price of the Company’s common stock in relation to the fair value of awards on grant date and the exercise behavior of the Company’s stock option holders.

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

In July 2015, the FASB issued an accounting standards update, which applies to inventory that is measured using first-in, first-out or average cost, with new guidance on simplifying the measurement of inventory. Inventory within the scope of this update is required to be measured at the lower of its cost or net realizable value, with net realizable value being the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The update is effective prospectively for fiscal years and interim periods beginning after December 15, 2016, with early adoption permitted. The adoption of this update by the Company effective January 1, 2017 did not have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued a new standard that will supersede most of the existing revenue recognition requirements in current U.S. GAAP. The new standard will require companies to recognize revenue in an amount reflecting the consideration to which they expect to be entitled in exchange for transferring goods or services to a customer. The new standard will also require significantly expanded disclosures, and is effective January 1, 2018. The new standard will permit the use of either the retrospective or cumulative effect transition method, with early application permitted for January 1, 2017. The Company plans to adopt the new guidance effective January 1, 2018. Under the new guidance, the Company anticipates that a majority of its sales from manufacturing activities will change to an over-time model. Under current guidance, the Company accounts for these under a point-in-time recognition model. Based on its analysis to date, the Company expects to adopt the new guidance under the retrospective approach. The Company is in the process of quantifying the potential effects the new guidance will have on its consolidated financial statements, and believes the adoption is likely to have a material impact on the timing of revenue recognition.

The Company has determined that all other recently issued accounting standards will not have a material impact on its consolidated financial position, results of operations and cash flows, or do not apply to its operations.

(r) Reclassifications

Certain reclassifications of prior period amounts have been made to conform to the current year presentation.  In 2016, the Company concluded it appropriate to classify amounts relating to the amortization of intangible assets separately. Previously, the Company had reported these amounts under the captions “cost of sales” and “selling, general and administrative expenses”. These reclassifications had no effect on previously reported net income.

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

The purchase price for Secure has been allocated as follows (in thousands):

	December 31,
	2015	Measurement	December 31,
	(as initially	period	2016
	reported)	adjustment	(as adjusted)

Purchase price paid	$230,504	$(10,750)	$219,754
Cash acquired	(922)	—	(922)
Purchase price, net of cash received	$229,582	$(10,750)	$218,832

Acquisition-related costs for 2016			$132

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$922	$—	$922
Accounts receivable	12,839	(318)	12,521
Inventories	16,020	(2,536)	13,484
Other current assets	1,569	—	1,569
Property, plant and equipment	2,048	—	2,048
Other assets	97	—	97
Trade names and trademarks intangible	7,800	—	7,800
Technology licenses intangible	15,500	—	15,500
Customer relationships intangible	67,100	—	67,100
Current liabilities	(16,714)	(222)	(16,936)
Long-term debt	(24)	—	(24)
Other long-term liabilities	(800)	—	(800)
Deferred income taxes	(29,173)	—	(29,173)
Total identifiable net assets	77,184	(3,076)	74,108
Goodwill	153,320	(7,674)	145,646
Net assets acquired	$230,504	$(10,750)	$219,754

The following summary pro forma condensed consolidated financial information reflects the Secure Acquisition as if it had occurred on January 1, 2014 for purposes of the statements of income. This summary pro forma information is not necessarily representative of what the Company’s results of operations would have been had these acquisitions in fact occurred on January 1, 2014, and is not intended to project the Company’s results of operations for any future period.

Pro forma condensed consolidated financial information for 2015 and 2014 (unaudited):

	Year Ended December 31,
(in thousands)	2015	2014
Net sales	$2,622,246	$2,896,638
Net income	$95,595	$80,025

Note 3—Inventories

Inventory costs are summarized as follows:

	December 31,
(in thousands)	2016	2015
Raw materials	$233,111	$276,470
Work in process	113,496	86,475
Finished goods	34,727	49,041
	$381,334	$411,986

Note 4—Property, Plant and Equipment

Property, plant and equipment consists of the following:

	December 31,
(in thousands)	2016	2015
Land	$6,169	$6,169
Buildings and building improvements	90,330	89,720
Machinery and equipment	445,537	432,582
Furniture and fixtures	8,089	8,049
Vehicles	1,231	1,009
Leasehold improvements	21,167	19,729
	572,523	557,258
Less accumulated depreciation	(406,375)	(379,088)
	$166,148	$178,170

Note 5—Goodwill and Other Intangible Assets

The changes each year in goodwill allocated to the Company’s reportable segments were as follows:

(in thousands)	Americas	Asia	Total
Goodwill as of December 31, 2013	$6,641	$38,050	$44,691
Purchase accounting adjustments	1,227	52	1,279
Goodwill as of December 31, 2014	7,868	38,102	45,970
Acquisition	153,320	—	153,320
Goodwill as of December 31, 2015	161,188	38,102	199,290
Purchase accounting adjustments	(7,674)	—	(7,674)
Goodwill as of December 31, 2016	$153,514	$38,102	$191,616

The purchase accounting adjustments in 2016 related to the Secure Acquisition were based on management’s estimates resulting from review of information obtained after the acquisition that related to facts and circumstances that existed at the acquisition date. See Note 2. The 2014 purchase accounting adjustments related to the 2013 acquisition of the full-service EMS segment of CTS Corporation.

Other assets consist primarily of acquired identifiable intangible assets and capitalized purchased software costs. Acquired identifiable intangible assets as of December 31, 2016 and 2015 were as follows:

	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
Customer relationships	$100,053	$(27,883)	$72,170
Purchased software costs	31,582	(28,508)	3,074
Technology licenses	26,800	(14,189)	12,611
Trade names and trademarks	7,800	—	7,800
Other	868	(237)	631
Intangible assets, December 31, 2016	$167,103	$(70,817)	$96,286

	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
Customer relationships	$100,092	$(19,822)	$80,270
Purchased software costs	29,754	(27,394)	2,360
Technology licenses	26,800	(10,477)	16,323
Trade names and trademarks	7,800	—	7,800
Other	868	(213)	655
Intangible assets, December 31, 2015	$165,314	$(57,906)	$107,408

Customer relationships are being amortized on a straight-line basis over a period of 10 to 14 years. Capitalized purchased software costs are amortized straight-line over the estimated useful life of the related software, which ranges from 2 to 10 years. Technology licenses are being amortized over their estimated useful lives in proportion to the economic benefits consumed. During 2016, 2015 and 2014, $1.9 million, $0.9 million and $1.2 million, respectively, of purchased software costs were capitalized. During 2015, in connection with the Secure Acquisition, the Company acquired trade names and trademarks that have been determined to have an indefinite life. Amortization on the statement of cash flow for 2016, 2015 and 2014 was as follows:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Amortization of intangible assets	$11,838	$4,962	$3,781
Amortization of capitalized purchased software costs	1,147	1,785	1,222
Amortization of debt costs	756	103	187
	$13,741	$6,850	$5,190

The increased amortization of intangible assets in 2016 reflects the impact of the Secure Acquisition. See Note 2.

The estimated future amortization expense of acquired intangible assets for each of the next five years is as follows (in thousands):

Year ending December 31,	Amount
2017	$ 10,913
2018	9,923
2019	9,772
2020	9,187
2021	6,389

Note 6—Borrowing Facilities

Long-term debt and capital lease obligations outstanding as of December 31, 2016 and 2015 consists of the following:

	December 31,
(in thousands)	2016	2015
Term loan	$218,500	$230,000
Capital lease obligations	8,068	8,845
Other	—	24
Total principal amount	226,568	238,869
Less unamortized debt issuance costs	2,920	3,676
Long-term debt and capital lease obligations	$223,648	$235,193

		Unamortized
		Debt
		Issuance
(in thousands)	Principal	Costs
Term loan, due in 2020	$218,500	$2,920
Capital lease obligations, due in 2023	8,068	—
Total	$226,568	$2,920

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

Interest on outstanding borrowings under the Credit Agreement accrues, at our option, at (a) the adjusted London interbank offered rate (LIBOR) plus 1.25% to 2.25%, or (b) the alternative base rate plus 0.25% to 1.25%, and is payable quarterly in arrears. The alternative base rate is equal to the highest of (i) the Administrative Agent’s prime rate, (ii) the federal funds rate plus 0.50% and (iii) the adjusted LIBOR rate plus 1.00%. The margin on the interest rates fluctuates based upon the ratio of the Company’s debt to its consolidated EBITDA.  As of December 31, 2016, $163.9 million of the outstanding debt under the Credit Agreement was effectively at a fixed interest rate as a result of a $163.9 million notional amount of interest rate swap contract discussed in Note 11. A commitment fee of 0.30% to 0.40% per annum (based on the debt to EBITDA ratio) on the unused portion of the revolving credit line is payable quarterly in arrears.

The Credit Agreement is generally secured by a pledge of (a) all the capital stock of the Company’s domestic subsidiaries and 65% of the capital stock of its directly owned foreign subsidiaries, (b) any debt owed to Benchmark and its subsidiaries and (c) all or substantially all other personal property of Benchmark and its domestic subsidiaries (including, accounts receivable, inventory and fixed assets of Benchmark and its domestic subsidiaries), in each case, subject to customary exceptions and limitations. The Credit Agreement contains financial covenants as to debt leverage and interest coverage, and certain customary affirmative and negative covenants, including restrictions on our ability to incur additional debt and liens, pay dividends, repurchase shares, sell assets and merge or consolidate with other persons. Amounts due under the Credit Agreement may be accelerated upon specified events of default, including a failure to pay amounts due, breach of a covenant, material inaccuracy of a representation, or occurrence of bankruptcy or insolvency, subject, in some cases, to cure periods.  As of December 31, 2016 and 2015, the Company was in compliance with all of these covenants and restrictions.

As of December 31, 2016, the Company had $218.5 million in borrowings outstanding under the Term Loan facility and $2.1 million in letters of credit outstanding under the revolving credit facility. The Company has $197.9 million available for future borrowings under the revolving credit facility.

The Company’s Thailand subsidiary has a multi-purpose credit facility with Kasikornbank Public Company Limited (the Thai Credit Facility) that provides for 350 million Thai baht working capital availability. The Thai Credit Facility is secured by land and buildings in Thailand owned by the Company’s Thailand subsidiary. Availability of funds under the Thai Credit Facility is reviewed annually and is currently accessible through October 2017. As of both December 31, 2016 and 2015, there were no working capital borrowings outstanding under the facility.

The aggregate maturities of long-term debt and capital lease obligations for each of the five years subsequent to December 31, 2016 are as follows: 2017, $12.4 million; 2018, $18.3 million; 2019, $24.2 million; 2020, $168.1 million; and 2021, $1.5 million.

Note 7—Commitments

The Company leases certain manufacturing equipment, office equipment, vehicles and office, warehouse and manufacturing facilities under operating leases. Some of the leases provide for escalation of the lease payments as maintenance costs and taxes increase. The leases expire at various times through 2027. Leases for office space and manufacturing facilities generally contain renewal options. Rental expense for 2016, 2015 and 2014 was $14.4 million, $13.5 million and $14.6 million, respectively.

The Company is obligated under a capital lease that expires in 2023. As of December 31, 2016, property, plant and equipment included the following amounts under this capital lease obligation (in thousands):

Buildings and building improvements	$12,207
Less accumulated depreciation	(7,512)
$4,695

Capital lease obligations outstanding consist of the following:
	December 31,
(in thousands)	2016	2015
Capital lease obligations	$8,068	$8,845
Less current installments	896	778
Capital lease obligations, less current installments	$7,172	$8,067

Future minimum capital lease payments and future minimum lease payments under noncancelable operating leases are as follows (in thousands):

	Capital	Operating
Year ending December 31,	Leases	Leases
2017	$2,633	$12,013
2018	2,793	10,614
2019	2,972	9,497
2020	3,167	6,967
2021	3,382	4,736
Thereafter	4,513	17,096
Total minimum lease payments	$19,460	$60,923
Less: amount representing interest	11,392
Present value of minimum lease payments	8,068
Less: current installments	896
Capital lease obligations, less current installments	$7,172

The Company enters into contractual commitments to deliver products and services in the ordinary course of business. The Company believes that all such contractual commitments will be performed or renegotiated such that no material adverse financial impact on the Company’s financial position, results of operations or liquidity will result from these commitments.

Note 8—Common Stock and Stock-Based Awards Plans

In December 2015, the Board of Directors approved the repurchase of up to $100.0 million of the Company’s outstanding common shares. As of December 31, 2016, the Company had $92.8 million remaining under the program to repurchase additional shares.

Share purchases may be made in the open market, in privately negotiated transactions or block transactions, at the discretion of the Company’s management and as market conditions warrant. Purchases will be funded from available cash and may be commenced, suspended or discontinued at any time without prior notice. Shares repurchased under the program are retired. During 2016, the Company repurchased a total of 2.0 million common shares for $41.9 million at an average price of $21.40 per share. During 2015, the Company repurchased a total of 3.1 million common shares for $68.4 million at an average price of $22.27 per share. During 2014, the Company repurchased a total of 1.9 million common shares for $43.8 million at an average price of $23.51 per share.

The Company’s 2010 Omnibus Incentive Compensation Plan (the 2010 Plan) authorizes, the Company, upon approval of the compensation committee of the Board of Directors, to grant a variety of awards, including stock options, restricted shares and restricted stock units (both time-based and performance-based) and other forms of equity awards, or any combination thereof, to any director, officer, employee or consultant (including any prospective director, officer, employee or consultant) of the Company. Stock options are granted to employees with an exercise price equal to the market price of the Company’s common shares on the date of grant, generally vest over a four-year period from the date of grant and have a term of 10 years. Time-based restricted shares and restricted stock units granted to employees generally vest over a four-year period from the date of grant, subject to the continued employment of the employee by the Company. Performance-based restricted stock units generally vest over a three-year performance cycle, which includes the year of the grant, and are based upon the Company’s achievement of specified performance metrics. Awards under the 2010 Plan to non-employee directors have been in the form of restricted stock units, which vest in equal quarterly installments over a one-year period, starting on the grant date.

As of December 31, 2016, 3.9 million additional common shares were available for issuance under the Company’s 2010 Plan.

The following table summarizes activities related to the Company’s stock options:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
(in thousands, except per share data)	Options	Price	Term (Years)	Value
Outstanding as of December 31, 2013	3,084	$ 19.79
Granted	378	22.94
Exercised	(940)	20.06
Forfeited or expired	(85)	22.61
Outstanding as of December 31, 2014	2,437	20.07
Granted	289	23.14
Exercised	(114)	17.39
Forfeited or expired	(32)	23.40
Outstanding as of December 31, 2015	2,580	20.49
Exercised	(928)	20.29
Forfeited or expired	(455)	23.49
Outstanding as of December 31, 2016	1,197	$ 19.51	5.65	$13,154

Exercisable as of December 31, 2016	866	$ 18.53	4.06	$10,361

The aggregate intrinsic value in the table above is before income taxes and is calculated as the difference between the exercise price of the underlying options and the Company’s closing stock price as of the last business day of 2016 for options that had exercise prices that were below the closing price.

At December 31, 2016, 2015 and 2014, the number of options exercisable was 0.9 million, 1.8 million and 1.6 million, respectively, and the weighted-average exercise price of those options was $18.53, $20.19 and $20.32, respectively.

During 2016, the Company’s remaining outstanding restricted shares vested, and, at December 31, 2016, the Company had no restricted shares outstanding. Restricted stock units, time-based and performance-based, remain outstanding as detailed below.

The following table summarizes the activities related to the Company’s time-based restricted stock units:

		Weighted-
		Average
	Number of	Grant Date
(in thousands, except per share data)	Units	Fair Value
Non-vested awards outstanding as of December 31, 2013	303	$ 17.48
Granted	246	22.92
Vested	(112)	18.34
Forfeited	(25)	19.99
Non-vested awards outstanding as of December 31, 2014	412	20.33
Granted	228	23.06
Vested	(161)	20.51
Forfeited	(12)	21.03
Non-vested awards outstanding as of December 31, 2015	467	21.59
Granted	392	22.71
Vested	(209)	21.07
Forfeited	(125)	21.85
Non-vested awards outstanding as of December 31, 2016	525	$ 22.57

The following table summarizes the activities related to the Company’s performance-based restricted stock units:

		Weighted-
		Average
	Number of	Grant Date
(in thousands, except per share data)	Units	Fair Value
Non-vested units outstanding as of December 31, 2013	215	$ 16.78
Granted(1)	88	22.92
Forfeited	(29)	18.52
Non-vested units outstanding as of December 31, 2014	274	18.56
Granted(1)	85	22.93
Forfeited	(53)	18.57
Non-vested units outstanding as of December 31, 2015	306	19.77
Granted(1)	184	21.63
Forfeited	(263)	19.64
Non-vested units outstanding as of December 31, 2016	227	$ 21.43

(1)   Represents target number of units that can vest based on the achievement of the performance goals.

Note 9—Income Taxes
Income tax expense (benefit) based on income before income taxes consisted of the following:
	Year Ended December 31,
(in thousands)	2016	2015	2014
Current:
U.S. Federal	$(1,033)	$619	$(87)
State and local	498	798	822
Foreign	(2,379)	6,002	4,626
	(2,914)	7,419	5,361
Deferred:
U.S. Federal	3,926	(12,322)	8,999
State and local	1,196	1,194	1,663
Foreign	1,933	(1,653)	1,365
	7,055	(12,781)	12,027
	$4,141	$(5,362)	$17,388

Worldwide income before income taxes consisted of the following:
	Year Ended December 31,
(in thousands)	2016	2015	2014
United States	$6,520	$18,599	$24,260
Foreign	61,668	71,440	74,369
	$68,188	$90,039	$98,629

Income tax expense differed from the amounts computed by applying the U.S. Federal statutory income tax rate to income before income taxes as a result of the following:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Tax at statutory rate	$23,866	$31,514	$34,520
State taxes, net of federal tax effect	1,102	1,295	1,615
Effect of foreign operations and tax incentives	(15,496)	(21,820)	(24,330)
Change in valuation allowance	(1,152)	(19,640)	(118)
Chinese retroactive tax incentive	—	—	(1,227)
Losses in foreign jurisdictions for which no benefit has
been provided	2,106	3,711	5,812
Change in uncertain tax benefits reserve	(8,270)	(1,653)	—
Other	1,985	1,231	1,116
Total income tax expense	$4,141	$(5,362)	$17,388

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
(in thousands)	2016	2015
Deferred tax assets:
Carrying value of inventories	$2,400	$4,391
Accrued liabilities and allowances deductible for tax purposes on a cash basis	5,663	6,052
Goodwill	4,814	8,035
Stock-based compensation	3,856	6,723
Net operating loss carryforwards	38,988	35,879
Tax credit carryforwards	8,688	8,121
Other	6,812	9,009
	71,221	78,210
Less: valuation allowance	(16,026)	(17,202)
Net deferred tax assets	55,195	61,008

Deferred tax liabilities:
Plant and equipment, due to differences in depreciation	(11,499)	(6,138)
Intangible assets, due to differences in amortization	(35,492)	(39,060)
Other	(1,632)	(1,722)
Gross deferred tax liability	(48,623)	(46,920)
Net deferred tax asset	$6,572	$14,088

All deferred taxes are classified as non-current on the balance sheet as of December 31, 2016 and 2015. All deferred tax assets and liabilities are offset and presented as a single net noncurrent amount by each tax jurisdiction. The Company has a net deferred tax asset in all tax jurisdictions.

The net change in the total valuation allowance for 2016, 2015 and 2014 was an increase (decrease) of $(1.2) million, $(19.5) million and $6.4 million, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances as of December 31, 2016. During 2015, the Company evaluated the recoverability of its deferred tax assets using the criteria described above and concluded that the Company’s projected future taxable income in the U.S. is sufficient to utilize additional net operating loss carryforwards and other deferred tax assets. As a result, during 2015, the Company reduced its valuation allowance by $19.6 million.

As of December 31, 2016, the Company had $57.1 million in U.S. Federal operating loss carryforwards which will expire from 2024 to 2036; state operating loss carryforwards of approximately $77.0 million which will expire from 2017 to 2031; foreign operating loss carryforwards of approximately $24.6 million with indefinite carryforward periods; and foreign operating loss carryforwards of approximately $34.7 million which will expire at varying dates through 2026. The utilization of these net operating loss carryforwards is limited to the future operations of the Company in the tax jurisdictions in which such carryforwards arose. The Company has U.S. federal tax credit carryforwards of $6.7 million, which will expire at varying dates through 2036. The Company has state tax credit carryforwards of $2.0 million which will expire at varying dates through 2036.

Cumulative undistributed earnings of certain foreign subsidiaries amounted to approximately $846 million as of December 31, 2016. The Company considers earnings from foreign subsidiaries to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been made for these earnings. Upon distribution of foreign subsidiary earnings in the form of dividends or otherwise, such distributed earnings would be subject to U.S. income taxes and foreign withholding taxes, reduced by any applicable foreign tax credits. Determination of the amount of any unrecognized deferred tax liability on these undistributed earnings is not practicable.

The Company has been granted certain tax incentives, including tax holidays, for its subsidiaries in China, Malaysia and Thailand that will expire at various dates, unless extended or otherwise renegotiated, through 2018 in China, 2021 in Malaysia and 2028 in Thailand, and are subject to certain conditions with which the Company expects to comply. The net impact of these tax incentives was to lower income tax expense for 2016, 2015, and 2014 by approximately $6.7 million (approximately $0.13 per diluted share), $13.7 million (approximately $0.26 per diluted share) and $12.7 million (approximately $0.23 per diluted share), respectively, as follows:

	Year Ended December 31,
(in thousands)	2016	2015	2014
China	$1,302	$5,347	$2,800
Malaysia	2,346	2,075	2,299
Thailand	3,068	6,271	7,622
	$6,716	$13,693	$12,721

The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. As of December 31, 2016, the total amount of the reserve for uncertain tax benefits including interest and penalties was $7.9 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

	December 31,
(in thousands)	2016	2015	2014
Balance as of January 1	$13,114	$14,756	$18,174
Additions related to current year tax positions	—	—	968
Decreases as a result of a lapse of applicable statute of
limitations in current year	(5,079)	(1,653)	—
Additions related to prior year tax positions	89	800	—
Decreases related to prior year tax positions	(333)	(789)	(4,386)
Balance as of December 31	$7,791	$13,114	$14,756

During 2016, the Company reduced its unrecognized tax benefits reserve by approximately $8.3 million (including interest and penalties) relating to the expiration of the statute of limitations for a foreign subsidiary that was liquidated in 2011 and closed its operations in 2005. The decrease in the reserve during 2015 of $1.7 million was the result of the expiration of the statute of limitations for a dormant foreign subsidiary in Thailand. The decrease in the total amount of unrecognized tax benefits reserve during 2014 was primarily the result of the disposal of the Tianjin, China subsidiary.

The reserve is classified as a current or long-term liability in the consolidated balance sheet based on the Company’s expectation of when the items will be settled. The Company records interest expense and penalties accrued in relation to uncertain income tax benefits as a component of current income tax expense. The amount of accrued potential interest on unrecognized tax benefits included in the reserve as of December 31, 2016 is $0.1 million. There was no reserve for potential penalties. The decrease in the reserve relating to interest and penalties on unrecognized tax benefits from $3.3 million in 2015 to $0.1 million in 2016 results from the corresponding reduction for the Thailand subsidiary discussed above. The total amount of interest and penalties included in income tax expense was $0.1 million during both 2015 and 2014. The Company did not incur any interest and penalties in 2016.

The Company and its subsidiaries in Brazil, China, Ireland, Luxembourg, Malaysia, Mexico, the Netherlands, Romania, Singapore, Thailand and the United States remain open to examination by the various local taxing authorities, in total or in part, for fiscal years 2011 to 2016. A subsidiary in Thailand remains open to examination for fiscal years 2004 to 2005 for a tax audit that is still outstanding.

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

Sales to the ten largest customers represented 43%, 47% and 50% of total sales for 2016, 2015 and 2014, respectively. Sales to our largest customers were as follows for the indicated periods:

		Year ended December 31,
(in thousands)		2016		2015	2014
International Business Machines Corporation	$	*		$284,098	$312,611
Arris Group, Inc.	$	*	$	*	$315,688

* amount is less than 10% of total.

Note 11—Financial Instruments and Concentration of Credit Risk

The Company’s financial instruments include cash equivalents, accounts and other receivables, accounts payable, accrued liabilities and long-term debt and capital lease obligations. The Company believes that the carrying values of these instruments approximate fair value. As of December 31, 2016, the Company’s long-term investments and derivative instruments were recorded at fair value using Level 3 inputs. The Company uses derivative instruments to manage the variability of foreign currency obligations and interest rates. The Company does not enter into derivative arrangements for speculative purposes.

The forward contracts in place as of December 31, 2016 have not been designated as accounting hedges and, therefore, changes in fair value are recorded within our Consolidated Statements of Income.

The Company has an interest rate swap agreement with a notional amount of $163.9 million and $172.5 million as of December 31, 2016 and 2015, respectively, to hedge a portion of its interest rate exposure on outstanding borrowings under the Credit Agreement. Under this interest rate swap agreement, the Company receives variable rate interest rate payments based on the one-month LIBOR rate and pays fixed rate interest payments. The fixed interest rate for the contract is 1.4935%. The effect of this swap is to convert a portion of the floating rate interest expense to fixed interest rate expense. Based on the terms of the interest rate swap contract and the underlying borrowings outstanding under the Credit Agreement, the interest rate contract was determined to be highly effective, and thus qualifies and has been designated as a cash flow hedge. As such, changes in the fair value of the interest rate swap are recorded in other comprehensive income on the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of cash flows. The fair value of the interest rate swap was a $0.5 million asset as of December 31, 2016 and $0 as of December 31, 2015, which was its effective date. During the year ended December 31, 2016, the Company recorded unrealized gains of $0.5 million ($0.3 million net of tax) on the swap in other comprehensive income. See Note 19.

Financial instruments that subject the Company to credit risk consist of cash and cash equivalents, investments and trade accounts receivable. Management maintains the majority of the Company’s cash and cash equivalents with financial institutions. One of the most significant credit risks is the ultimate realization of accounts receivable. This risk is mitigated by (i) sales to well established companies, (ii) ongoing credit evaluation of customers, and (iii) frequent contact with customers, thus enabling management to monitor current changes in business operations and to respond accordingly. Management considers these concentrations of credit risks in establishing our allowance for doubtful accounts and believes these allowances are adequate. The Company had two customers whose gross accounts receivable exceeded 10% of total gross accounts receivable as of December 31, 2016. One customer represented 15% of our total gross accounts receivable and the second customer represented 11%.

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

Note 13—Segment and Geographic Information

The Company currently has manufacturing facilities in the United States, Mexico, Asia and Europe to serve its customers. The Company is operated and managed geographically, and management evaluates performance and allocates the Company’s resources on a geographic basis. Intersegment sales are generally recorded at prices that approximate arm’s length transactions. Operating segments’ measure of profitability is based on income from operations. The accounting policies for the reportable operating segments are the same as for the Company taken as a whole. The Company has three reportable operating segments: Americas, Asia, and Europe. Information about operating segments is as follows:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Net sales:
Americas	$1,552,980	$1,615,393	$1,699,110
Asia	675,801	878,307	1,066,885
Europe	161,007	146,648	152,558
Elimination of intersegment sales	(79,373)	(99,475)	(121,492)
	$2,310,415	$2,540,873	$2,797,061

Depreciation and amortization:
Americas	$23,275	$23,881	$21,810
Asia	15,832	17,031	17,351
Europe	2,794	2,628	2,739
Corporate	13,238	6,132	4,549
	$55,139	$49,672	$46,449

Income from operations:
Americas	$84,457	$77,213	$58,813
Asia	48,285	62,967	78,643
Europe	10,424	7,149	9,535
Corporate and intersegment eliminations	(67,528)	(54,360)	(46,847)
	$75,638	$92,969	$100,144

Capital expenditures:
Americas	$20,766	$18,390	$33,968
Asia	7,858	11,851	6,633
Europe	1,441	4,323	3,932
Corporate	2,269	3,498	856
	$32,334	$38,062	$45,389

Total assets:
Americas	$864,388	$867,858	$709,446
Asia	634,838	604,554	666,318
Europe	393,443	305,833	239,274
Corporate and other	105,999	115,633	60,310
	$1,998,668	$1,893,878	$1,675,348

Geographic net sales information provided below reflects the destination of the product shipped. Long-lived assets information is based on the physical location of the asset.

	Year Ended December 31,
(in thousands)	2016	2015	2014
Geographic net sales:
United States	$1,615,749	$1,848,503	$2,038,544
Asia	334,305	314,160	371,820
Europe	252,972	221,911	264,674
Other	107,389	156,299	122,023
	$2,310,415	$2,540,873	$2,797,061

Long-lived assets:
United States	$167,367	$172,958	$93,679
Asia	67,998	77,237	88,375
Europe	8,415	9,704	8,114
Other	24,290	31,046	28,173
	$268,070	$290,945	$218,341

Note 14—Employee Benefit Plans

The Company has defined contribution plans qualified under Section 401(k) of the Internal Revenue Code for the benefit of all its U.S. employees. The Company’s contributions to the plans are based on employee contributions and compensation. During 2016, 2015 and 2014, the Company made contributions to the plans of approximately $5.2 million, $4.8 million and $4.7 million, respectively. The Company also has defined contribution benefit plans for certain of its international employees primarily dictated by the custom of the regions in which it operates. During 2016, 2015 and 2014, the Company made contributions to the international plans of approximately $0.1 million, $0.1 million and $0.2 million, respectively.

Note 15—Contingencies

The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

The Company previously reported charges incurred in 2014 for the write-down of inventory and provisions to accounts receivable associated with the October 6, 2014 bankruptcy filing of GT Advanced Technologies (GTAT). The Company noted then that its actual loss could differ from the amounts originally recorded. In October 2016, the Company learned that the trustee in the GTAT bankruptcy proceedings filed adversary actions against three of the Company’s subsidiaries (for which service of process was only recently completed) to recover payments aggregating approximately $4.4 million, which were received by the subsidiaries during the 90 days preceding GTAT’s bankruptcy filing, on the premise that such payments were made during the preference period and therefore may be avoidable as preferential or constructively fraudulent, among other theories. These adversary actions are subject to mandatory mediation procedures by order of the bankruptcy court. The Company believes that the payments were made in the ordinary course of business, and, although the outcome cannot be predicted at this time, the Company intends to vigorously defend against the claims.

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

The Company recognized restructuring charges during 2016, 2015 and 2014 primarily related to the closure of facilities in the Americas, capacity reduction and reductions in workforce in certain facilities across various regions.

The following table summarizes the 2016 activity in the accrued restructuring balances related to the various restructuring activities initiated prior to December 31, 2016:

	Balance as of				Foreign	Balance as of
	December 31,	Restructuring	Cash	Non-Cash	Exchange	December 31,
(in thousands)	2015	Charges	Payment	Activity	Adjustments	2016
2016 Restructuring:
Severance	$ —	$ 3,630	$ (2,892)	$ —	$ —	$ 738
Lease facility costs	—	—	—	—	—	—
Other exit costs	—	977	(411)	(21)	—	545
	—	4,607	(3,303)	(21)	—	1,283

2015 Restructuring:
Severance	222	(1)	(224)	—	3	—
Lease facility costs	928	109	(1,037)	—	—	—
Other exit costs	186	(22)	(164)	—	—	—
	1,336	86	(1,425)	—	3	—

Total	$ 1,336	$ 4,693	$ (4,728)	$ (21)	$ 3	$ 1,283

The components of the restructuring charges initiated during 2016 were as follows:

(in thousands)	Americas	Asia	Europe	Total
Severance costs	$1,726	$1,904	$-	$3,630
Other exit costs	924	—	53	977
	$2,650	$1,904	$53	$4,607

During 2016, the Company recognized $3.6 million of employee termination costs associated with the involuntary terminations of 582 employees in connection with reductions in workforce worldwide. The identified involuntary employee terminations by reportable geographic region amounted to approximately 370 and 212 for the Americas and Asia, respectively.

The following table summarizes the 2015 activity in the accrued restructuring balances related to the various restructuring activities initiated prior to December 31, 2015:

	Balance as of				Foreign	Balance as of
	December 31,	Restructuring	Cash	Non-Cash	Exchange	December 31,
(in thousands)	2014	Charges	Payment	Activity	Adjustments	2015
2015 Restructuring:
Severance	$ —	$ 2,542	$ (2,289)	$ —	$ (31)	$ 222
Lease facility costs	—	2,462	(1,534)	—	—	928
Other exit costs	—	3,301	(1,986)	(1,121)	(8)	186
Total	$ —	$ 8,305	$ (5,809)	$ (1,121)	$ (39)	$ 1,336

The components of the restructuring charges initiated during 2015 were as follows:

(in thousands)	Americas	Asia	Europe	Total
Severance costs	$1,564	$506	$472	$2,542
Facility lease costs	2,462	—	—	2,462
Other exit costs	3,099	—	202	3,301
	$7,125	$506	674	$8,305

During 2015, the Company recognized $2.5 million of employee termination costs associated with the involuntary terminations of 672 employees in connection with reductions in workforce worldwide. The identified involuntary employee terminations by reportable geographic region amounted to approximately 223, 438, and 11 for the Americas, Asia and Europe, respectively.

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

Note 17—Thailand Flood-Related Items, Net of Insurance

The Company’s facilities in Ayudhaya, Thailand were flooded and remained closed from October 13, 2011 to December 20, 2011. As a result of the flooding and temporary closure, the Company incurred property losses and flood related costs during 2012 and 2011, which were partially offset by insurance recoveries. The recovery process with the insurance carriers was completed in the first quarter of 2014 and resulted in a gain of $1.6 million of insurance proceeds.

Also during 2014, the Company completed the sale of its Tianjin, China subsidiary for $5.7 million resulting in a $1.5 million gain.

Note 18—Quarterly Financial Data (Unaudited)

The following table sets forth certain unaudited quarterly information with respect to the Company’s results of operations for the years 2016, 2015 and 2014. Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total earnings per share amounts for the fiscal year.

	2016 Quarter
(in thousands, except per share data)	1st	2nd	3rd	4th
Sales	$549,225	$579,342	$574,341	$607,507
Gross profit	50,317	52,854	52,822	57,470
Net income	11,052	12,685	21,742	18,568
Earnings per common share:
Basic	0.22	0.26	0.44	0.38
Diluted	0.22	0.26	0.44	0.37

	2015 Quarter
(in thousands, except per share data)	1st	2nd	3rd	4th
Sales	$620,925	$664,038	$630,191	$625,719
Gross profit	51,785	55,997	54,563	56,909
Net income	14,205	21,210	20,565	39,421
Earnings per common share:
Basic	0.27	0.41	0.40	0.78
Diluted	0.27	0.40	0.40	0.77

	2014 Quarter
(in thousands, except per share data)	1st	2nd	3rd	4th
Sales	$639,344	$716,868	$731,302	$709,547
Gross profit	51,153	57,757	55,299	56,107
Net income	19,439	21,558	16,906	23,338
Earnings per common share:
Basic	0.36	0.40	0.32	0.44
Diluted	0.36	0.40	0.31	0.44

Note 19—Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component were as follows:

	Foreign		Unrealized
	currency	Derivative	loss on
	translation	instruments,	investments,
(in thousands)	adjustments	net of tax	net of tax	Other	Total
Balances, December 31, 2013	$(8,090)	$—	$(1,433)	$429	$(9,094)
Other comprehensive gain (loss) before reclassifications	(4,528)	—	1,369	(122)	(3,281)
Amounts reclassified from accumulated
other comprehensive loss	2,930	—	—	(30)	2,900
Net current period other comprehensive gain (loss)	(1,598)	—	1,369	(152)	(381)
Balances, December 31, 2014	(9,688)	—	(64)	277	(9,475)
Other comprehensive loss before reclassifications	(3,391)	—	(31)	(106)	(3,528)
Amounts reclassified from accumulated
other comprehensive loss	—	—	—	(13)	(13)
Net current period other comprehensive loss	(3,391)	—	(31)	(119)	(3,541)
Balances, December 31, 2015	(13,079)	—	(95)	158	(13,016)
Other comprehensive gain (loss) before reclassifications	(1,465)	286	21	(1)	(1,159)
Amounts reclassified from accumulated
other comprehensive loss	—	—	—	(1)	(1)
Net current period other comprehensive gain (loss)	(1,465)	286	21	(2)	(1,160)
Balances, December 31, 2016	$(14,544)	$286	$(74)	$156	$(14,176)

See Note 11 for further explanation of the change in derivative instruments that is recorded to Accumulated Other Comprehensive Loss. Amounts reclassified from accumulated other comprehensive loss during 2016 and 2015 primarily affected selling, general and administrative expenses. The amounts reclassified from accumulated other comprehensive loss and the affected line item in the consolidated statement of income during 2014 were as follows:

	Year Ended
	December 31,	Affected line items on the
(in thousands)	2014	Consolidated Statement of Income
Foreign currency translation adjustments
Disposal of Tianjin subsidiary	$2,979	Asset impairment charge and other
Foreign currency translations	(49)	Other income (expense)
	$2,930	Net of tax

Other	$(30)	Selling, general and administrative expenses
	$(30)	Net of tax

Note 20—Supplemental Cash Flow and Non-Cash Information

The following is additional information concerning supplemental disclosures of cash payments.
	Year ended December 31,
(in thousands)	2016	2015	2014
Income taxes paid, net	$7,865	$8,561	$5,821
Interest paid	$8,305	$2,472	$1,717

Non-cash investing activity:
Additions to property, plant and equipment in accounts payable	$2,111	$2,761	$9,113

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Benchmark Electronics, Inc.:

We have audited the accompanying consolidated balance sheets of Benchmark Electronics, Inc. and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. We also have audited Benchmark Electronics, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Benchmark Electronics, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Benchmark Electronics, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Benchmark Electronics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

(signed) KPMG LLP

Houston, Texas

February 27, 2017

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the 1992 Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included below.

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information under the captions “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2017 Annual Shareholders Meeting (the 2017 Proxy Statement), to be filed not later than 120 days after the close of the Company’s fiscal year, is incorporated herein by reference in response to this item.

Item 11.  Executive Compensation.

The information under the captions “Compensation Discussion and Analysis” and “Report of Compensation Committee” in the 2017 Proxy Statement is incorporated herein by reference in response to this item.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information under the caption “Common Share Ownership of Certain Beneficial Owners and Management” in the 2017 Proxy Statement is incorporated herein by reference in response to this item.

The following table sets forth certain information relating to our equity compensation plans as of December 31, 2016:

Number of
	securities to be	Weighted-	Number of
	issued upon	average exercise	securities
	exercise of	price of	remaining
	outstanding	outstanding	available
	options, warrants	options, warrants	for future
Plan Category	and rights	and rights	issuance

Equity compensation plans approved by security holders	1,948,788(1)	$19.51(1)	1,948,788

(1) Includes 751,908 restricted share units and performance restricted share units. The weighted-average exercise price does not take these awards into account.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information under the caption “Election of Directors” in the 2017 Proxy Statement is incorporated herein by reference in response to this item.

Item 14.  Principal Accounting Fees and Services.

The information under the caption “Audit Committee Report to Shareholders” in the 2017 Proxy Statement is incorporated herein by reference in response to this item.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)     (1) Financial statements of the Company filed as part of this Report:

See Item 8 - Financial Statements and Supplementary Data.

(2) Financial statement schedule filed as part of this Report:

Schedule II - Valuation Accounts

		Additions
	Balance at				Balance at
	Beginning	Charges to			End of
(in thousands)	of Period	Operations	Other	Deductions	Period
Year ended December 31, 2016:
Allowance for doubtful accounts(1)	$ 3,417	—	—	579	2,838

Year ended December 31, 2015:
Allowance for doubtful accounts(1)	$ 2,943	499	—	25	3,417

Year ended December 31, 2014:
Allowance for doubtful accounts(1)	$ 338	2,639	—	34	2,943

(1)	Deductions in the allowance for doubtful accounts represent write-offs, net of recoveries, of amounts determined to be uncollectible.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Benchmark Electronics, Inc.:

Under date of February 27, 2017, we reported on the consolidated balance sheets of Benchmark Electronics, Inc. and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, which are included in this annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule II in this annual report on Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

(signed) KPMG LLP

Houston, Texas

February 27, 2017

(3) Exhibits

Exhibit
Number	Description of Exhibit

2.1	Purchase Agreement dated October 20, 2015 (incorporated by reference from Exhibit 2.1 to the Company's Form 8-K dated November 12, 2015 (Commission file number 1-10560))

3.1	Restated Certificate of Formation dated May 17, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on May 17, 2016) (the 8-K) (Commission file number 1-10560)

3.2	Amended and Restated Bylaws of the Company dated May 11, 2016 (incorporated by reference to Exhibit 3.2 to the 8-K)

4.1	Specimen form of certificate evidencing the Common Shares (incorporated by reference to Exhibit 4.1 to the 10-Q)

10.1	Form of Indemnity Agreement between the Company and its directors and senior officers (incorporated by reference to Exhibit 10.1 to the 10-Q)

10.2 (1)	Benchmark Electronics, Inc. 2000 Stock Awards Plan (2000 Plan) (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 (Registration Number 333-54186))

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

10.6 (1)

Benchmark Electronics, Inc. 2010 Omnibus Incentive Compensation Plan (2010 Plan) (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (Registration Number 333-168427))

10.7 (1)	First Amendment to the 2010 Plan (incorporated by reference to Annex A to the Company's Definitive Proxy Statement on Schedule 14A filed March 28, 2014 (Commission file number 1-10560))

10.8 (1)	Form of option award agreement for use under the 2010 Plan (incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-8 (Registration Number 333-168427))

10.9 (1)	Form of restricted share award agreement for use under the 2010 Plan (incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-8 (Registration Number 333-168427))

10.10 (1)

Form of restricted stock unit award agreement for use under the 2010 Plan (incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-8 (Registration Number 333-168427))

10.11 (1)

Form of performance-based restricted stock unit award agreement for use under the 2010 Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2016 (Commission file number 1-10560))

Exhibit
Number	Description of Exhibit

10.12 (1)	Benchmark Electronics, Inc. Deferred Compensation Plan dated as of December 16, 2008 (incorporated by reference to Exhibit 99.1 to the Company’s Form S-8 (Registration Number 333-156202))

10.13 (1)

Employment Agreement dated December 1, 2016 between the Company and Paul J. Tufano (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated December 1, 2016 (Commission file number 1-10560))

10.14 (1)

Employment Agreement between the Company and Donald F. Adam dated as of March 10, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated March 10, 2009 (Commission file number 1-10560))

10.15 (1)

Employment Agreement between the Company and Jon J. King dated as of December 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed on May 8, 2015 (Commission file number 1-10560))

10.16 (1) (2)	Form of Executive Severance Agreement

10.17	Code of Conduct (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (Commission file number 1-10560))

10.18	Credit Agreement dated November 12, 2015 (incorporated by reference from Exhibit 10.1 to the Company's Form 8-K dated November 12, 2015 (Commission file number 1-10560))

10.19 (1)

Separation Agreement dated September 15, 2016 between the Company and Gayla J. Delly (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated September 15, 2016 (Commission file number 1-10560))

10.20

Cooperation Agreement, dated as of December 19, 2016, by and among the Company and Engaged Capital, LLC, Engaged Capital Flagship Master Fund, LP, Engaged Capital Flagship Fund, LP, Engaged Capital Flagship Fund, Ltd. and Engaged Capital Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated December 19, 2016 (Commission file number 1-10560))

11	Statement regarding Computation of Per-Share Earnings (incorporated by reference to “Notes to Consolidated Financial Statements, Note 1(i) – Earnings Per Share” in Item 8 of this Report)

21 (2)	Subsidiaries of Benchmark Electronics, Inc.

23 (2)

Consent of Independent Registered Public Accounting Firm concerning incorporation by reference in the Company’s Registration Statements on Form S-8 (Registration No. 333-28997, No. 333-101744, No. 333-156202, No. 333-168427 and No. 333-198404)

31.1 (2)	Section 302 Certification of Chief Executive Officer

31.2 (2)	Section 302 Certification of Chief Financial Officer

32.1 (2)	Section 1350 Certification of Chief Executive Officer

32.2 (2)	Section 1350 Certification of Chief Financial Officer

Exhibit
Number	Description of Exhibit

101.INS (3)	XBRL Instance Document

101.SCH (3)	XBRL Taxonomy Extension Schema Document

101.CAL (3)	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB (3)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (3)	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF (3)	XBRL Taxonomy Extension Definition Linkbase Document

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

By: /s/ Paul J. Tufano
Paul J. Tufano
Chief Executive Officer
Date: February 27, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Name	Position	Date

/s/ David W. Scheible	Chairman of the Board	February 27, 2017
David W. Scheible

/s/ Paul J. Tufano	President, Chief Executive Officer and Director	February 27, 2017
Paul J. Tufano	(principal executive officer)

/s/ Donald F. Adam	Chief Financial Officer	February 27, 2017
Donald F. Adam	(principal financial and accounting officer)

/s/ Douglas G. Duncan	Director	February 27, 2017
Douglas G. Duncan

/s/ Robert K. Gifford	Director	February 27, 2017
Robert K. Gifford

/s/ Kenneth T. Lamneck	Director	February 27, 2017
Kenneth T. Lamneck

/s/ Jeffrey S. McCreary	Director	February 27, 2017
Jeffrey S. McCreary

/s/ Clay C. Williams	Director	February 27, 2017
Clay C. Williams