Form 10-Q
period 2017-03-31
BENCHMARK ELECTRONICS INC
filed 2017-05-09
CIK 863436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10‑Q

_______________

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [Ö] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [Ö] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b–2 of the Exchange Act.

Large accelerated filer [Ö]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Act). Yes [ ] No [Ö]

As of May 5, 2017,  there were 49,735,727 shares of Common Stock of Benchmark Electronics, Inc., par value $0.10 per share, outstanding.

TABLE OF CONTENTS

PART I

PART I - FINANCIAL INFORMATION

Item 1.            Financial Statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31,	December 31,
(in thousands, except par value)	2017	2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$752,477	$681,433
Accounts receivable, net of allowance for doubtful accounts of $4,535
and $2,838, respectively	381,200	440,692
Inventories	404,023	381,334
Prepaid expenses and other assets	34,193	28,057
Income taxes receivable	1,159	146
Total current assets	1,573,052	1,531,662
Property, plant and equipment, net of accumulated depreciation of
$408,885 and $406,375, respectively	165,080	166,148
Goodwill	191,616	191,616
Deferred income taxes	5,303	6,572
Other, net	100,722	102,670
	$2,035,773	$1,998,668

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt and capital lease obligations	$13,865	$12,396
Accounts payable	343,796	326,249
Income taxes payable	4,118	3,534
Accrued liabilities	75,389	70,202
Total current liabilities	437,168	412,381
Long-term debt and capital lease obligations, less current installments	206,463	211,252
Other long-term liabilities	10,083	9,570
Shareholders’ equity:
Preferred stock, $0.10 par value; 5,000 shares authorized, none issued	—	—
Common stock, $0.10 par value; 145,000 shares authorized; issued
and outstanding – 49,710 and 49,330, respectively	4,971	4,933
Additional paid-in capital	632,863	626,306
Retained earnings	757,437	748,402
Accumulated other comprehensive loss	(13,212)	(14,176)
Total shareholders’ equity	1,382,059	1,365,465
Commitments and contingencies
	$2,035,773	$1,998,668

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share data)	2017	2016

Sales	$566,501	$549,225
Cost of sales	517,441	498,908
Gross profit	49,060	50,317
Selling, general and administrative expenses	32,651	28,456
Amortization of intangible assets	2,481	2,804
Restructuring charges and other costs	1,511	2,789
Income from operations	12,417	16,268
Interest expense	(2,225)	(2,334)
Interest income	1,074	264
Other expense, net	(81)	(223)
Income before income taxes	11,185	13,975
Income tax expense	1,498	2,923
Net income	$9,687	$11,052

Earnings per share:
Basic	$0.20	$0.22
Diluted	$0.19	$0.22

Weighted-average number of shares outstanding:
Basic	49,511	49,848
Diluted	50,080	50,287

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended
	March 31,
(in thousands)	2017	2016

Net income	$9,687	$11,052
Other comprehensive loss:
Foreign currency translation adjustments	608	1,348
Unrealized gain (loss) on investments, net of tax	4	(6)
Unrealized gain (loss) on derivative, net of tax	365	(2,232)
Other	(13)	-
Other comprehensive loss	964	(890)
Comprehensive income	$10,651	$10,162

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders’ Equity

(unaudited)

					Accumulated
	Common Stock		Additional		Other	Total
	Shares	Par	Paid-in	Retained	Comprehensive	Shareholders’
(in thousands)	Outstanding	Value	Capital	Earnings	Loss	Equity

Balances, December 31, 2016	49,330	$ 4,933	$ 626,306	$ 748,402	$ (14,176)	$ 1,365,465
Stock-based compensation expense	-	-	2,160	-	-	2,160
Shares repurchased and retired	(31)	(3)	(345)	(652)	-	(1,000)
Stock options exercised	256	26	5,115	-	-	5,141
Vesting of restricted stock units	166	16	(16)	-	-	-
Shares withheld for taxes	(11)	(1)	(357)	-	-	(358)
Net income	-	-	-	9,687	-	9,687
Other comprehensive income	-	-	-	-	964	964
Balances, March 31, 2017	49,710	$ 4,971	$ 632,863	$ 757,437	$ (13,212)	$ 1,382,059

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
	March 31,
(in thousands)	2017	2016

Cash flows from operating activities:
Net income	$9,687	$11,052
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	9,320	10,621
Amortization	2,953	3,286
Deferred income taxes	1,041	633
Gain on the sale of property, plant and equipment	(197)	(93)
Asset impairments	-	121
Stock-based compensation expense	2,160	2,113
Excess tax benefits from stock-based compensation	-	(149)
Changes in operating assets and liabilities, net of effects from business acquisition:
Accounts receivable	59,685	65,382
Inventories	(22,512)	22,756
Prepaid expenses and other assets	(5,329)	(5,403)
Accounts payable	16,225	(31,940)
Accrued liabilities	5,256	(1,499)
Income taxes	(384)	201
Net cash provided by operations	77,905	77,081
Cash flows from investing activities:
Additions to property, plant and equipment	(7,012)	(7,700)
Proceeds from the sale of property, plant and equipment	217	130
Additions to purchased software	(566)	(137)
Other	(108)	62
Net cash used in investing activities	(7,469)	(7,645)
Cash flows from financing activities:
Proceeds from stock options exercised	5,141	763
Employee taxes paid for shares withheld	(358)	(568)
Excess tax benefits from stock-based compensation	-	149
Principal payments on long-term debt and capital lease obligations	(3,082)	(3,078)
Share repurchases	(1,000)	(14,205)
Debt issuance costs	(434)	-
Net cash provided by (used in) financing activities	267	(16,939)
Effect of exchange rate changes	341	675
Net increase in cash and cash equivalents	71,044	53,172
Cash and cash equivalents at beginning of year	681,433	465,995
Cash and cash equivalents at end of period	$752,477	$519,167

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(amounts in thousands, except per share data, unless otherwise noted)

(unaudited)

Note 1 – Basis of Presentation

Benchmark Electronics, Inc. (the Company) is a Texas corporation that provides worldwide integrated electronic manufacturing services (EMS), engineering and design services, and precision machining services. The Company provides services to original equipment manufacturers (OEMs) in the following industries: industrial controls, aerospace and defense (A&D), telecommunications, computers and related products for business enterprises, medical devices, and test and instrumentation. The Company has manufacturing operations located in the United States and Mexico (the Americas), Asia and Europe.

The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). The financial statements reflect all normal and recurring adjustments necessary in the opinion of management for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s annual report on Form 10‑K for the year ended December 31, 2016 (the 2016 10-K).

Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in accordance with generally accepted accounting principles in the United States (U.S. GAAP). Actual results could differ from those estimates and assumptions.

Effective January 1, 2017, the Company adopted a new accounting standard update that simplifies several aspects of the accounting for employee share-based payment transactions, including accounting for income taxes, forfeitures, and statutory withholding requirements, as well as classification in the Condensed Consolidated Statements of Cash Flows. As required by this standard, excess tax benefits recognized on stock-based compensation expense are reflected in the accompanying Condensed Consolidated Income Statement as a component of the provision for income taxes on a prospective basis (See Note 8). As a result of including the income tax effects from excess tax benefits in income tax expense, the effects of the excess tax benefits are no longer included in the calculation of diluted shares outstanding, resulting in an increase in the number of diluted shares outstanding. The Company adopted this change in the method of calculating diluted shares outstanding on a prospective basis. Additionally, excess tax benefits or deficiencies recognized on stock-based compensation expense are classified as an operating activity in the accompanying Condensed Consolidated Statements of Cash Flows. The Company has applied this provision prospectively. Additionally, the Company is now required to present the cost of shares withheld from the employee to satisfy the employees’ income tax liability as a financing activity on the statement of cash flows rather than as an operating cash flow. The Company adopted this change retrospectively. As a result, for the three months ended March 31, 2016, net cash provided by operations increased by $568 with a corresponding offset to net cash used in financing activities. The standard also allows for the option to account for forfeitures as they occur when determining the amount of compensation cost to be recognized, rather than estimating expected forfeitures over the course of a vesting period. The Company elected to account for forfeitures as they occur. The net cumulative effect to the Company from the adoption of this accounting standard update was an increase to paid-in capital of $213 and a reduction to retained earnings of $213 as of January 1, 2017.

Certain reclassifications of prior period amounts have been made to conform to the current period presentation. During the quarter ended September 30, 2016, the Company concluded that it was appropriate to classify amounts relating to the amortization of intangible assets separately. Previously, the Company had reported these amounts under the captions “cost of sales” and “selling, general and administrative expenses”. These reclassifications had no effect on previously reported net income.

Note 2 – Stock-Based Compensation

The Company’s 2010 Omnibus Incentive Compensation Plan (the 2010 Plan) authorizes, the Company, upon approval of the Compensation Committee of the Board of Directors, to grant a variety of awards, including stock options, restricted shares, restricted stock units (both time-based and performance-based) and other forms of equity awards, or any combination thereof, to any director, officer, employee or consultant (including any prospective director, officer, employee or consultant) of the Company. Stock options are granted to employees with an exercise price equal to the market price of the Company’s common shares on the date of grant, generally vest over a four-year period from the date of grant and have a term of ten years. Time-based restricted stock units granted to employees generally vest over a four-year period from the date of grant, subject to the continued employment of the employee by the Company. Performance-based restricted stock units generally vest over a three-year performance cycle, which includes the year of the grant, and are based upon the Company’s achievement of specified performance metrics. Awards under the 2010 Plan to non-employee directors have been in the form of restricted stock units, which vest in equal quarterly installments over a one-year period, starting on the grant date.

As of March 31, 2017, 3.5 million additional common shares were available for issuance under the Company’s 2010 Plan.

All share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on their grant date fair values. The total compensation cost recognized for stock-based awards was $2.2 million and $2.1 million for the three months ended March 31, 2017 and 2016, respectively. The total income tax benefit recognized in the condensed consolidated income statement for stock-based awards was $0.8 million and $0.6 million for the three months ended March 31, 2017 and 2016, respectively. Awards of restricted stock units and performance-based restricted stock units are valued at the closing market price of the Company’s common shares on the date of grant. For performance-based restricted stock units, compensation expense is based on the probability that the performance goals will be achieved, which is monitored by management throughout the requisite service period. When it becomes probable, based on the Company’s expectation of performance during the measurement period, that more or less than the previous estimate of the awarded shares will vest, an adjustment to stock-based compensation expense is recognized as a change in accounting estimate.

As of March 31, 2017, the unrecognized compensation cost and remaining weighted-average amortization period related to stock-based awards were as follows:

Performance-
based
		Restricted	Restricted
	Stock	Stock	Stock
(in thousands)	Options	Units	Units(1)
Unrecognized compensation cost	$ 1,505	$ 14,431	$ 6,090
Remaining weighted-average
amortization period	1.4 years	2.8 years	2.2 years

(1) Based on the probable achievement of the performance goals identified in each award.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. No options were granted during the three months ended March 31, 2017 and 2016.

The total cash received by the Company as a result of stock option exercises for the three months ended March 31, 2017 and 2016 was approximately $5.1 million and $0.8 million, respectively. The actual tax benefit realized as a result of stock option exercises and the vesting of other share-based awards during the three months ended March 31, 2017 and 2016 was $2.8 million and $1.5 million, respectively. For the three months ended March 31, 2017 and 2016, the total intrinsic value of stock options exercised was $3.1 million and $0.3 million, respectively.

The Company awarded performance-based restricted stock units to employees during the three months ended March 31, 2017 and 2016. The number of performance-based restricted stock units that will ultimately be earned will not be determined until the end of the corresponding performance periods, and may vary from as low as zero to as high as 2.5 times the target number depending on the level of achievement of certain performance goals. The level of achievement of these goals is based upon the audited financial results of the Company for the last full calendar year within the performance period. The performance goals consist of certain levels of achievement using the following financial metrics: revenue growth, operating margin expansion, and return on invested capital. If the performance goals are not met based on the Company’s financial results, the applicable performance-based restricted stock units will not vest and will be forfeited. Shares subject to forfeited performance-based restricted stock units will be available for issuance under the 2010 Plan.

The following table summarizes activities relating to the Company’s stock options:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
(in thousands, except per share data)	Options	Price	Term (Years)	Value
Outstanding as of December 31, 2016	1,197	$19.51
Exercised	(256)	20.07
Forfeited or expired	(10)	19.78
Outstanding as of March 31, 2017	931	$19.35	5.49	$ 11,585
Exercisable as of March 31, 2017	771	$18.58	3.74	$ 10,195

The aggregate intrinsic value in the table above is before income taxes and is calculated as the difference between the exercise price of the underlying options and the Company’s closing stock price as of the last business day of the period ended March 31, 2017 for options that had exercise prices that were below the closing price.

The following table summarizes the activities related to the Company’s time-based restricted stock units:

		Weighted-
		Average
	Number of	Grant Date
(in thousands, except per share data)	Units	Fair Value
Non-vested awards outstanding as of December 31, 2016	525	$22.57
Granted	226	31.40
Vested	(165)	21.04
Forfeited	(8)	25.52
Non-vested awards outstanding as of March 31, 2017	578	$26.42

The following table summarizes the activities related to the Company’s performance-based restricted stock units:

		Weighted-
		Average
	Number of	Grant Date
(in thousands, except per share data)	Units	Fair Value
Non-vested units outstanding as of December 31, 2016	227	$21.43
Granted (1)	144	31.40
Forfeited or expired	(36)	17.58
Non-vested units outstanding as of March 31, 2017	335	$26.15

(1)  Represents target number of units that can vest based on the achievement of the performance goals.

Note 3 – Earnings Per Share

Basic earnings per share is computed using the weighted-average number of shares outstanding. Diluted earnings per share is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding stock equivalents. Stock equivalents include common shares issuable upon the exercise of stock options and other equity instruments, and are computed using the treasury stock method. Under the treasury stock method, the exercise price of a share, and the amount of compensation cost, if any, for future service that the Company has not yet recognized are assumed to be used to repurchase shares in the current period.

The following table sets forth the calculation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
(in thousands, except per share data)	2017	2016
Net income	$9,687	$11,052

Denominator for basic earnings per share - weighted-average number of
common shares outstanding during the period	49,511	49,848
Incremental common shares attributable to exercise of dilutive options	361	292
Incremental common shares attributable to outstanding restricted
stock units	208	147
Denominator for diluted earnings per share	50,080	50,287

Basic earnings per share	$0.20	$0.22
Diluted earnings per share	$0.19	$0.22

Options to purchase 1.2 million common shares for the three months ended March 31, 2016 were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

Note 4 – Goodwill and Other Intangible Assets

Goodwill allocated to the Company’s reportable segments was as follows:

(in thousands)	Americas	Asia	Total
Goodwill as of December 31, 2016 and March 31, 2017	$153,514	$38,102	$191,616

Other assets consist primarily of acquired identifiable intangible assets and capitalized purchased software costs. Acquired identifiable intangible assets as of March 31, 2017 and December 31, 2016 were as follows:

	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
Customer relationships	$100,070	$(29,485)	$70,585
Purchased software costs	32,141	(28,777)	3,364
Technology licenses	26,800	(15,079)	11,721
Trade names and trademarks	7,800	-	7,800
Other	868	(243)	625
Intangible assets, March 31, 2017	$167,679	$(73,584)	$94,095

	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
Customer relationships	$100,053	$(27,883)	$72,170
Purchased software costs	31,582	(28,508)	3,074
Technology licenses	26,800	(14,189)	12,611
Trade names and trademarks	7,800	-	7,800
Other	868	(237)	631
Intangible assets, December 31, 2016	$167,103	$(70,817)	$96,286

Customer relationships are being amortized on a straight-line basis over a period of 10 to 14 years. Capitalized purchased software costs are being amortized on a straight-line basis over the estimated useful life of the related software, which ranges from 2 to 10 years. Technology licenses are being amortized over their estimated useful lives in proportion to the economic benefits consumed. The Company’s acquired trade names and trademarks have been determined to have an indefinite life. Amortization for the three months ended March 31, 2017 and 2016 was as follows:

	Three Months Ended
	March 31,
(in thousands)	2017	2016
Amortization of intangible assets	$2,481	$2,804
Amortization of capitalized purchased software costs	276	293
Amortization of debt costs	196	189
	$2,953	$3,286

The estimated future amortization expense of acquired intangible assets for each of the next five years is as follows (in thousands):

Year ending December 31,	Amount
2017 (remaining nine months)	$8,210
2018	9,968
2019	9,761
2020	9,196
2021	6,389

Note 5 – Borrowing Facilities

The Company has a $430 million Credit Agreement (the Credit Agreement) by and among Benchmark, JPMorgan Chase Bank, N.A. as administrative agent and collateral agent (the Administrative Agent), and the financial institutions acting as lenders thereunder from time to time. This Credit Agreement provides for a five-year $200 million revolving credit facility and a five-year $230 million term loan facility (the Term Loan), both with a maturity date of November 12, 2020.  The revolving credit facility is available for general corporate purposes, may be drawn in foreign currencies up to an amount equivalent to $20 million, and may be used for letters of credit up to $20 million. The Credit Agreement includes an accordion feature, pursuant to which total commitments under the facility may be increased by an additional $150 million, subject to the satisfaction of certain conditions.

The Term Loan is payable in minimum quarterly principal installments of $2.9 million in 2017, $4.3 million in 2018, $5.8 million in 2019, and $8.6 million in 2020, with the balance payable on the maturity date.

Interest on outstanding borrowings under the Credit Agreement accrues, at our option, at (a) the adjusted London interbank offered rate (LIBOR) plus 1.25% to 2.25%, or (b) the alternative base rate plus 0.25% to 1.25%, and is payable quarterly in arrears. The alternative base rate is equal to the highest of (i) the Administrative Agent’s prime rate, (ii) the federal funds rate plus 0.50% and (iii) the adjusted LIBOR rate plus 1.00%. The margin on the interest rates fluctuates based upon the ratio of the Company’s debt to its consolidated EBITDA. As of March 31, 2017, $161.7 million of the outstanding debt under the Credit Agreement was effectively at a fixed interest rate as a result of a $161.7 million notional interest rate swap contract discussed in Note 14. A commitment fee of 0.30% to 0.40% per annum (based on the debt to EBITDA ratio) on the unused portion of the revolving credit line is payable quarterly in arrears.

The Credit Agreement is generally secured by a pledge of (a) all the capital stock of the Company’s domestic subsidiaries and 65% of the capital stock of its directly owned foreign subsidiaries, (b) any indebtedness owed to Benchmark and its subsidiaries and (c) all or substantially all other personal property of Benchmark and its domestic subsidiaries (including, accounts receivable, inventory and fixed assets of Benchmark and its domestic subsidiaries), in each case, subject to customary exceptions and limitations. The Credit Agreement contains financial covenants as to debt leverage and interest coverage, and certain customary affirmative and negative covenants, including restrictions on our ability to incur additional debt and liens, pay dividends, repurchase shares, sell assets and merge or consolidate with other persons. Amounts due under the Credit Agreement may be accelerated upon specified events of default, including a failure to pay amounts due, breach of a covenant, material inaccuracy of a representation, or occurrence of bankruptcy or insolvency, subject, in some cases, to cure periods. As of March 31, 2017 and December 31, 2016, the Company was in compliance with all of these covenants and restrictions.

As of March 31, 2017, the Company had $215.6 million in borrowings outstanding under the Term Loan facility and $2.1 million in letters of credit outstanding under the revolving credit facility. The Company has $197.9 million available for future borrowings under the revolving credit facility.

The Company’s Thailand subsidiary has a multi-purpose credit facility with Kasikornbank Public Company Limited (the Thai Credit Facility) that provides for 350 million Thai baht working capital availability. The Thai Credit Facility is secured by land and buildings in Thailand owned by the Company’s Thailand subsidiary. Availability of funds under the Thai Credit Facility is reviewed annually and is currently accessible through October 2017. As of both March 31, 2017 and 2016, there were no working capital borrowings outstanding under the facility.

Note 6 – Inventories
Inventory costs are summarized as follows:
	March 31,	December 31,
(in thousands)	2017	2016
Raw materials	$261,328	$233,111
Work in process	106,512	113,496
Finished goods	36,183	34,727
	$404,023	$381,334

Note 7 – Accounts Receivable Sale Program

In connection with a trade accounts receivable sale program with an unaffiliated financial institution, the Company may elect to sell, at a discount, on an ongoing basis, up to a maximum of $40.0 million, of specific accounts receivable at any one time. The program was executed on March 29, 2017, is an uncommitted facility and is scheduled to expire in one year with options to automatically extend the agreement, although any party may elect to terminate the agreement upon 60 days prior notice.

During the three months ended March 31, 2017, the Company sold $25.0 million of accounts receivable under this program. In exchange, the Company received cash proceeds of $25.0 million, less a discount. The loss on the sale resulting from the discount during the three months ended March 31, 2017 was not material, and was recorded to other expense within the Condensed Consolidated Statements of Income.

Note 8 – Income Taxes
Income tax expense consists of the following:
	Three Months Ended
	March 31,
(in thousands)	2017	2016
Federal – current	$(783)	$815
Foreign – current	1,112	1,375
State – current	128	100
Deferred	1,041	633
	$1,498	$2,923

Income tax expense differs from the amount computed by applying the U.S. federal statutory income tax rate to income before income tax primarily due to the mix of taxable income by taxing jurisdiction, the impact of tax incentives and tax holidays in foreign locations, and state income taxes (net of federal benefit). The decrease in income tax expense during 2017 is primarily the result of a new tax incentive in China and the recognition of excess tax benefits attributable to the adoption of an accounting standard effective January 1, 2017. See Note 1. Under this standard, the excess tax benefits or deficiencies resulting from the exercise or vesting of awards are included in income tax expense in the reporting period in which they occur. Therefore, the tax effect of stock option exercises and RSU vesting is not spread over the entire year through the use of the annual effective tax rate, but instead is recorded entirely in the period in which the tax deduction arose. Accordingly, the Company recorded the income tax benefit as a discrete item for the three months ended March 31, 2017. The Company’s effective tax rate could fluctuate significantly on a quarterly basis due to the tax effects of stock-based compensation.

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

The Company has been granted certain tax incentives, including tax holidays, for its subsidiaries in China, Malaysia and Thailand that will expire at various dates, unless extended or otherwise renegotiated, through 2018 in China, 2021 in Malaysia and 2028 in Thailand, and are subject to certain conditions with which the Company expects to comply. The net impact of these tax incentives was to lower income tax expense for the three months ended March 31, 2017 and 2016 by approximately $1.3 million (approximately 0.03 per diluted share) and $0.9 million (approximately $0.02 per diluted share), respectively, as follows:

	Three Months Ended
	March 31,
(in thousands)	2017	2016
China	$167	$-
Malaysia	532	367
Thailand	556	560
	$1,255	$927

As of March 31, 2017, the total amount of the reserve for uncertain tax benefits including interest was $8.1 million. The reserve is classified as a current or long-term liability in the condensed consolidated balance sheets based on the Company’s expectation of when the items will be settled. The amount of accrued potential interest on unrecognized tax benefits included in the reserve as of March 31, 2017, was $0.1 million. There was no reserve for potential penalties. No material changes affected the reserve during the three months ended March 31, 2017.

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

The Company is currently under examination by the U.S. Internal Revenue Service for 2014. During the course of such examinations, disputes may occur as to matters of fact or law. Also, in most tax jurisdictions, the passage of time without examination will result in the expiration of applicable statutes of limitations thereby precluding examination of the tax period(s) for which such statute of limitation has expired. The Company believes that it has adequately provided for its tax liabilities.

Note 9 – Segment and Geographic Information

The Company currently has manufacturing facilities in the Americas, Asia and Europe to serve its customers. The Company is operated and managed geographically, and management evaluates performance and allocates the Company’s resources on a geographic basis. Intersegment sales are generally recorded at prices that approximate arm’s length transactions. Operating segments’ measure of profitability is based on income from operations. The accounting policies for the reportable operating segments are the same as for the Company taken as a whole. The Company has three reportable operating segments: Americas, Asia and Europe. Information about operating segments is as follows:

	Three Months Ended
	March 31,
(in thousands)	2017	2016
Net sales:
Americas	$374,559	$352,814
Asia	174,891	173,370
Europe	40,416	42,015
Elimination of intersegment sales	(23,365)	(18,974)
	$566,501	$549,225

Depreciation and amortization:
Americas	$5,505	$5,766
Asia	3,166	4,120
Europe	657	704
Corporate	2,945	3,317
	$12,273	$13,907

Income from operations:
Americas	$15,196	$18,045
Asia	12,321	10,892
Europe	2,381	2,952
Corporate and intersegment eliminations	(17,481)	(15,621)
	$12,417	$16,268

Capital expenditures:
Americas	$3,266	$4,209
Asia	2,410	3,109
Europe	914	181
Corporate	988	338
	$7,578	$7,837

	March 31,	December 31,
	2017	2016
Total assets:
Americas	$906,746	$864,388
Asia	647,653	634,838
Europe	400,129	393,443
Corporate and other	81,245	105,999
	$2,035,773	$1,998,668

Geographic net sales information reflects the destination of the product shipped. Long-lived assets information is based upon the physical location of the asset.
	Three Months Ended
	March 31,
(in thousands)	2017	2016
Geographic net sales:
United States	$374,399	$384,988
Asia	95,075	71,462
Europe	76,077	64,944
Other foreign	20,950	27,831
	$566,501	$549,225

	March 31,	December 31,
	2017	2016
Long-lived assets:
United States	$164,773	$167,367
Asia	68,874	67,998
Europe	8,683	8,415
Other foreign	22,721	24,290
	$265,051	$268,070

Note 10 – Supplemental Cash Flow and Non-Cash Information
The following is additional information concerning supplemental disclosures of cash payments.

	Three Months Ended
	March 31,
(in thousands)	2017	2016
Income taxes paid, net	$816	$2,117
Interest paid	2,214	2,731

Non-cash investing activity:
Additions to property, plant and equipment in accounts payable	$3,301	$1,447

Note 11 – Contingencies

The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

The Company previously reported charges incurred in 2014 for the write-down of inventory and provisions to accounts receivable associated with the October 2014 bankruptcy filing of GT Advanced Technologies (GTAT). The Company noted then that its actual loss could differ from the amounts originally recorded. In October 2016, the Company learned that the trustee in the GTAT bankruptcy proceedings filed adversary actions against three of the Company’s subsidiaries to recover payments aggregating approximately $4.4 million, which were received by the subsidiaries during the 90 days preceding GTAT’s bankruptcy filing, on the premise that such payments were made during the preference period and therefore may be avoidable as preferential or constructively fraudulent, among other theories. These adversary actions are subject to mandatory mediation procedures by order of the bankruptcy court. The Company believes that the payments were made in the ordinary course of business, and, although the outcome cannot be predicted at this time, the Company intends to vigorously defend against the claims.

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

In February 2016, the FASB issued a new accounting standards update changing the accounting for leases and including a requirement to record all leases on the consolidated balance sheets as assets and liabilities. This update is effective for fiscal years beginning after December 15, 2018. The Company will adopt this update effective January 1, 2019, which will impact its consolidated balance sheet. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

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

The Company recognized restructuring charges during 2017 and 2016 primarily related to the closure of facilities in the Americas, capacity reduction and reductions in workforce in certain facilities across various regions.

The following table summarizes the 2017 activity in the accrued restructuring balances related to the restructuring activities initiated prior to March 31, 2017:

	Balance as of			Foreign	Balance as of
	December 31,	Restructuring	Cash	Exchange	March 31,
(in thousands)	2016	Charges	Payment	Adjustments	2017
2017 Restructuring:
Severance	$-	$754	$(700)	$-	$54
Leased facilities and equipment	-	105	(105)	-	-
	-	859	(805)	-	54

2016 Restructuring:
Severance	738	51	(515)	-	274
Other exit costs	545	601	(529)	1	618
	1,283	652	(1,044)	1	892

Total	$1,283	$1,511	$(1,849)	$1	$946

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

The Company’s financial instruments include cash equivalents, accounts and other receivables, accounts payable, accrued liabilities and long-term debt and capital lease obligations. The Company believes that the carrying values of these instruments approximate fair value. As of March 31, 2017, the Company’s long-term investments and derivative instruments were recorded at fair value using Level 3 inputs. The Company uses derivative instruments to manage the variability of foreign currency obligations and interest rates. The Company does not enter into derivatives for speculative purposes.

The forward currency exchange contracts in place as of March 31, 2017 have not been designated as accounting hedges and, therefore, changes in fair value are recorded within the Condensed Consolidated Statements of Income.

The Company has an interest rate swap agreement with a notional amount of $161.7 million and $163.9 million as of March 31, 2017 and December 31, 2016, respectively, to hedge a portion of its interest rate exposure on outstanding borrowings under the Credit Agreement. Under this interest rate swap agreement, the Company receives variable rate interest rate payments based on the one-month LIBOR rate and pays fixed rate interest payments. The fixed interest rate for the contract is 1.4935%. The effect of this swap is to convert a portion of the floating rate interest expense to fixed interest rate expense. Based on the terms of the interest rate swap contract and the underlying borrowings outstanding under the Credit Agreement, the interest rate contract was determined to be effective, and thus qualifies and has been designated as a cash flow hedge. As such, changes in the fair value of the interest rate swap are recorded in other comprehensive income on the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of cash flows. The fair value of the interest rate swap was a $1.1 million asset as of March 31, 2017 and a $0.5 million asset as of December 31, 2016. During the three months ended March 31, 2017, the Company recorded unrealized gain of $0.6 million ($0.4 million net of tax) on the swap in other comprehensive income. See Note 15.

Note 15 – Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component were as follows:

	Foreign		Unrealized
	currency	Derivative	loss on
	translation	instruments,	investments,
(in thousands)	adjustments	net of tax	net of tax	Other	Total
Balances, December 31, 2016	$(14,544)	$286	$(74)	$156	$(14,176)
Other comprehensive gain before reclassifications	608	365	4	(13)	964
Net current period other comprehensive gain (loss)	608	365	4	(13)	964
Balances, March 31, 2017	$(13,936)	$651	$(70)	$143	$(13,212)

See Note 14 for further explanation of the change in derivative instruments that is recorded to Accumulated Other Comprehensive Loss.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report (this Report) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts and may include words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” “will,” or the negative or other variations thereof. In particular, statements, whether express or implied, concerning future operating results or the ability to generate sales, income or cash flow are forward-looking statements. Undue reliance should not be placed on any forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions that are beyond our ability to control or predict, including those discussed in Part I, Item 1A of the 2016 10-K and any added under  Part II, Item 1A of this Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes, including the future results of our operations, may vary materially from those indicated. The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying notes, and the 2016 10-K.

OVERVIEW

We are a worldwide provider of integrated electronics manufacturing services (EMS), engineering and design services, and precision machining services. We provide our services to original equipment manufacturers (OEMs) in the following industries: industrial controls, aerospace and defense (A&D), telecommunications, computers and related products for business enterprises, medical devices, and test and instrumentation. Our services include comprehensive and integrated design and manufacturing services and solutions—from initial product concept to volume production, including direct order fulfillment and aftermarket services. In this Report, references to Benchmark or the Company or use of the words “we”, “our” and “us” include the subsidiaries of Benchmark unless otherwise noted.

Our primary goal is to drive revenue growth at the right balance of mix and profitability as we continue transitioning our portfolio to the higher-value markets of A&D, Industrials, Medical and Test & Instrumentation. These higher-value markets offer greater outsourcing opportunities, longer lifecycle products and extended manufacturing contracts with customers who have greater outsourcing needs and require higher value-added and engineering-led solutions than customers in our traditional markets. We remain focused on key initiatives critical to our success, including the optimization of our global network; the implementation of our market-sector sales organization; and the expansion of our engineering solutions capabilities.

Our operations comprise three principal areas:

•         Manufacturing and assembly operations, which includes printed circuit board assemblies (PCBAs) and subsystem assembly, box build and systems integration. Systems integration is often building a finished assembly that includes PCBAs, complex subsystem assemblies, mechatronics, displays, optics, and other components. These final products may be configured to order and delivered directly to the end customer across all the industries we serve.

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

Our customers often face challenges in designing supply chains, planning demand, procuring materials and managing their inventories efficiently due to fluctuations in their customer demand, product design changes, short product life cycles and component price fluctuations. We seek to employ enterprise resource planning (ERP) systems and lean manufacturing principles to manage the procurement and manufacturing processes in an efficient and cost-effective manner so that, where possible, components arrive on a just-in-time, as- and -when-needed basis. We are a significant purchaser of electronic components and other raw materials and can capitalize on the economies of scale associated with our relationships with suppliers to negotiate price discounts, obtain components and other raw materials that are in short supply, and return excess components. Our agility and expertise in supply chain management and our relationships with suppliers across the supply chain help enable us to reduce our customers’ cost of goods sold and inventory exposure.

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

2017 Highlights

Sales for the three months ended March 31, 2017 increased 3% to $566.5 million compared to $549.2 million for 2016. During 2017, sales to customers in our various industry sectors fluctuated from the comparable 2016 period as follows:

•         Industrials decreased by 14%,

•         A&D increased by 14%,

•         Computing increased by 10%,

•         Medical increased by 4%,

•         Telecommunications decreased by 13%, and

•         Test & Instrumentation increased by 43%.

The revenue increase was driven by strong Test & Instrumentation growth serving the semi-capital equipment market, A&D growth primarily from defense programs, and Computing strength from existing customers.

Our sales depend on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, can adversely affect us. A substantial percentage of our sales is made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. Sales to our 10 largest customers represented 44% and 43% of our sales in the three months ended March 31, 2017 and 2016, respectively.

During the three months ended March 31, 2017, we incurred a $5.1 million charge for the write-down of inventory and a provision to accounts receivable associated with the insolvency of a customer. These charges increased cost of sales by $3.4 million and SG&A by $1.7 million.

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

We have undertaken initiatives to restructure our business operations with the intention of improving utilization and reducing costs. During the first three months of 2017, we recognized $1.5 million of restructuring charges, primarily related to reductions in workforce in certain facilities across various regions.

RESULTS OF OPERATIONS

The following table presents the percentage relationship that certain items in our Condensed Consolidated Statements of Income bear to sales for the periods indicated. The financial information and the discussion below should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto in Item 1 of this Report.

	Three Months Ended
	March 31,
	2017	2016
Sales	100.0%	100.0%
Cost of sales	91.3	90.8
Gross profit	8.7	9.2
Selling, general and administrative expenses	5.8	5.2
Amortization of intangible assets	0.4	0.5
Restructuring charges and other costs	0.3	0.5
Income from operations	2.2	3.0
Other income (expense), net	(0.2)	(0.4)
Income before income taxes	2.0	2.5
Income tax expense	0.3	0.5
Net income	1.7%	2.0%

Sales

As noted above, sales increased 3% in 2017 from 2016. The percentages of our sales by sector were as follows:

	Three Months Ended
	March 31,
Higher-Value Markets	2017	2016
Industrials	21%	25%
A&D	18	16
Medical	15	15
Test & instrumentation	14	10
	68	66
Traditional Markets
Computing	18	17
Telecommunications	14	17
	32	34
Total	100%	100%

Industrials. 2017  sales decreased 14% to $118.2 million from $138.0 million in 2016 primarily as a result of continued soft demand from our industrial customers.

Aerospace and Defense. 2017  sales increased 14% to $103.9 million from $91.0 million in 2016 primarily due to increased demand from our defense customers.

Medical. 2017  sales increased 4% to $86.1 million from $82.5 million in 2016. Medical revenues were adversely impacted by approximately $3 million due to the insolvency of a customer as noted above.

Testing & Instrumentation. 2017  sales increased 43% to $76.2 million from $53.4 million in 2016. The increase reflected strong growth in the semi-capital equipment market.

Computing. 2017 sales increased 10% to $101.0 million from $91.4 million in 2016. The increase is primarily due to increased demand from our customers.

Telecommunications. 2017  sales decreased 13% to $81.1 million from $92.9 million in 2016. The decrease related primarily to a maturing and non-recurring program at a former top customer.

Our international operations are subject to the risks of doing business abroad. See Part I, Item 1A of our 2016 10-K for factors pertaining to our international sales and fluctuations in the exchange rates of foreign currency and for further discussion of potential adverse effects in operating results associated with the risks of doing business abroad. During 2017 and 2016, 46% and 50%, respectively, of our sales were from international operations.

Gross Profit

Gross profit decreased 2% to $49.1 million for 2017 from $50.3 million in 2016. For the three months ended March 31, 2017, we incurred a $3.4 million charge for the write-down of inventory associated with the insolvency of a customer. Including the inventory charge, gross profit as a percentage of sales was 8.7% for the three months ended March 31, 2017. Excluding this inventory charge, gross profit as a percentage of sales increased to 9.3% for the three months ended March 31, 2017 from 9.2% in 2016 primarily due to benefits from our increased higher-value market revenue base, capacity alignment and operational excellence initiatives.

Selling, General and Administrative Expenses

SG&A increased 15% to $32.7 million in 2017 from $28.5 million in 2016. The increase was primarily a result of investments in our sales and marketing organization and a $1.7 million charge for a provision to accounts receivable associated with the insolvency of a customer. Including this provision to accounts receivable, SG&A, as a percentage of sales, increased to 5.8% in 2017 from 5.2% in 2016. Excluding this provision to accounts receivable, SG&A, as a percentage of sales, increased to 5.5% in 2017 from 5.2% in 2016 primarily due to the investment in our sales and marketing organization and increased variable compensation offset by savings from previous restructuring activities.

Amortization of Intangible Assets

Amortization of intangible assets decreased to $2.5 million in 2017 from $2.8 million in 2016 due primarily to certain customer relationship intangible assets that became fully amortized as of December 31, 2016.

Restructuring Charges and Other Costs

During 2017, we recognized $1.5 million of restructuring charges and other costs, primarily related to reductions in workforce in certain facilities across various regions. We expect to incur an additional $1.5 to $2.0 million in the remaining quarters of 2017 on capacity alignment efforts in the Americas. In 2016, we recognized $2.8 million of restructuring charges and other costs, primarily related to the closure of certain facilities in the Americas and costs associated a proxy contest relating to our 2016 annual meeting of shareholders. See Note 13 to the Condensed Consolidated Financial Statements in Item 1 of this Report.

Interest Income

Interest income increased to $1.1 million in 2017 from $0.3 million in 2016 due to investment of higher levels of available cash in interest bearing cash equivalents at higher interest rates.

Income Tax Expense

Income tax expense of $1.5 million represented an effective tax rate of 13.4% for 2017, compared with $2.9 million for 2016, which represented an effective tax rate of 20.9%. The decrease in the effective rate for 2017 is primarily a result of a $0.8 million discrete tax benefit for stock based compensation in 2017. Excluding this tax item, the effective tax rate would have been 20.5%.

We have been granted certain tax incentives, including tax holidays, for our subsidiaries in China, Malaysia and Thailand that will expire at various dates, unless extended or otherwise renegotiated, through 2018 in China, 2021 in Malaysia, and 2028 in Thailand. See Note 8 to the Condensed Consolidated Financial Statements in Item 1 of this report.

Net Income

We reported net income of $9.7 million, or diluted earnings per share of $0.19 for the first three months 2017, compared with net income of $11.1 million, or diluted earnings per share of $0.22 for 2016. The net decrease of $1.4 million from 2016 was due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our organic growth and operations through funds generated from operations. In connection with the Secure Acquisition in 2015, we borrowed $230.0 million under the Term Loan facility to finance the purchase price of the acquisition. Cash and cash equivalents totaled $752.5 million at March 31, 2017 and $681.4 million at December 31, 2016, of which $93.0 million and $55.2 million, was available in the U.S. at March 31, 2017 and December 31, 2016, respectively. Substantially all of the amounts held outside of the U.S. are intended to be permanently reinvested in foreign operations. Under current tax laws and regulations, if cash and cash equivalents held outside the U.S. were to be distributed to the U.S. in the form of dividends or otherwise, we would be subject to additional U.S. income taxes and foreign withholding taxes, reduced by any applicable foreign tax credits.

Cash provided by operating activities during the first three months was $77.9 million for 2017 and consisted primarily of $9.7 million of net income adjusted for $12.3 million of depreciation and amortization, a $59.7 million decrease in accounts receivable, a $22.5 million increase in inventories and a $16.2 million increase in accounts payable over 2016. The decrease in accounts receivable was primarily driven by lower sales and the sale of $25.0 million of accounts receivable under an accounts receivable sales program implemented on March 29, 2017. Working capital was $1.1 billion at both March 31, 2017 and December 31, 2016.

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

Cash used in investing activities was $7.5 million for 2017 primarily due to purchases of additional property, plant and equipment totaling $7.0 million. The purchases of property, plant and equipment were primarily for machinery and equipment in the Americas and Asia.

Cash provided by financing activities was $0.3 million for 2017. Share repurchases totaled $1.0 million, principal payments on long-term debt totaled $3.1 million, and we received $5.1 million from the exercise of stock options.

Under the terms of our $430.0 million Credit Agreement, in addition to the Term Loan facility, we have a $200.0 million five-year revolving credit facility to be used for general corporate purposes with a maturity date of November 12, 2020. The Credit Agreement includes an accordion feature pursuant to which total commitments under the facility may be increased by an additional $150.0 million, subject to satisfaction of certain conditions. As of March 31, 2017, we had $215.6 million in borrowings outstanding under the Term Loan facility and $2.1 million in letters of credit outstanding under the revolving credit facility. $197.9 million remains available for future borrowings under the revolving credit facility. See Note 5 to the Condensed Consolidated Financial Statements included in Item 1 of this Report for more information regarding the terms of the Credit Agreement.

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

As of March 31, 2017, we had cash and cash equivalents totaling $752.5 million and had $197.9 million available for borrowings under the Credit Agreement. During the next 12 months, we believe our capital expenditures will approximate $45 to $55 million, principally for machinery and equipment to support our ongoing business around the globe.

In December 2015, our Board of Directors approved the repurchase of up to $100.0 million of our outstanding common shares. As of March 31, 2017, we had $91.8 million remaining under the repurchase program to purchase additional shares. We are under no commitment or obligation to repurchase any particular amount of common shares. Management believes that our existing cash balances and funds generated from operations will be sufficient to permit us to meet our liquidity requirements over the next 12 months. Management further believes that our ongoing cash flows from operations and any borrowings we may incur under our revolving credit facility will enable us to meet operating cash requirements in future years. If we consummated significant acquisition opportunities in the future, our capital needs would increase and could possibly result in our need to increase available borrowings under our Credit Agreement or access public or private debt and equity markets. There can be no assurance, however, that we would be successful in raising additional debt or equity on acceptable terms.

CONTRACTUAL OBLIGATIONS

We have certain contractual obligations for operating and capital leases that were summarized in a table of Contractual Obligations in our 2016 10-K. There have been no material changes to our contractual obligations, outside of the ordinary course of our business, since December 31, 2016.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2017, we did not have any significant off-balance sheet arrangements. See Note 14 to the Condensed Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. Our significant accounting policies are summarized in Note 1 to the Consolidated Financial Statements included in our 2016 10-K. See Note 12  to the Condensed Consolidated Financial Statements for a discussion of recently enacted accounting principles.

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

We transact business in various foreign countries and are subject to foreign currency fluctuation risks. We use natural hedging and forward contracts to economically hedge transactional exposure primarily associated with trade accounts receivable, other receivables and trade accounts payable that are denominated in a currency other than the functional currency of the respective operating entity. We do not use derivative financial instruments for speculative purposes. The forward contracts in place as of March 31, 2017 have not been designated as accounting hedges and, therefore, changes in fair value are recorded within our Consolidated Statements of Income.

Our sales are substantially denominated in U.S. dollars. Our foreign currency cash flows are generated in certain European and Asian countries and Mexico.

We are also exposed to market risk for changes in interest rates on our financial instruments, a portion of which relates to our invested cash balances. We do not use derivative financial instruments in our investing activities. We place cash and cash equivalents and investments with various major financial institutions. We protect our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by generally investing in investment-grade securities.

We are also exposed to interest rate risk on borrowings under our Credit Agreement. As of March 31, 2017, we had $215.6 million outstanding on the floating rate Term Loan facility, and we have an interest rate swap agreement with a notional amount of $161.7 million. Under this swap agreement, we receive variable rate interest rate payments and pay fixed rate interest payments. The effect of this swap is to convert a portion of our floating rate interest expense to fixed interest rate expense. The interest rate swap is designated as a cash flow hedge.

Item 4 –  Controls and Procedures

As of the end of the period covered by this Report, the Company’s management (with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO)) conducted an evaluation pursuant to Rule 13a-15 under the Exchange Act, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the CEO and CFO concluded that as of the end of the period covered by this Report such disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to our management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

In October 2016, we learned that the trustee in the GTAT bankruptcy proceedings filed adversary actions against three of subsidiaries in connection with the GTAT bankruptcy proceedings. Please see the description included above in Note 11 to the Notes to the Condensed Consolidated Financial Statements, which is incorporated by reference into this Item 1 of Part II.

Item 1A.        Risk Factors

There are no material changes to the risk factors set forth in Part I, Item 1A of our 2016 10-K.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

(c)  The following table provides information for the quarter ended March 31, 2017 about the Company’s repurchases of its equity securities registered pursuant to Section 12 of the Exchange Act, at a total cost of $1.0 million:

ISSUER PURCHASES OF EQUITY SECURITIES
(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares	Dollar Value)
			(or Units)	of Shares
			Purchased as	(or Units) that
	(a) Total		Part of	May Yet Be
	Number of		Publicly	Purchased
	Shares (or	(b) Average	Announced	Under the
	Units)	Price Paid per Share	Plans or	Plans or
Period	Purchased(1)	(or Unit)(2)	Programs	Programs(3)
March 1 to 31, 2017	31,201	$32.03	31,201	$91.8 million
Total	31,201	$32.03	31,201

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

10.1*	Amendment No. 1 to the Credit Agreement dated November 12, 2015.
10.2*	Amended form of restricted stock unit award agreement for use under the 2010 Plan.
10.3*	Amended form of performance-based restricted stock unit award agreement for use under the 2010 Plan.
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer
101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension Schema Document
101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document

*   Filed herewith.

(1)  XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is not deemed filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 8, 2017.

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

10.1*	Amendment No. 1 to the Credit Agreement dated November 12, 2015.
10.2*	Amended form of restricted stock unit award agreement for use under the 2010 Plan.
10.3*	Amended form of performance-based restricted stock unit award agreement for use under the 2010 Plan.
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer
101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension Schema Document
101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document

*   Filed herewith.

(1)  XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is not deemed filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.