Form 10-Q
period 2017-06-30
BENCHMARK ELECTRONICS INC
filed 2017-08-08
CIK 863436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10‑Q

_______________

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

__  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to________________

Commission File Number: 1‑10560

BENCHMARK ELECTRONICS, INC.

(Exact name of registrant as specified in its charter)

Texas	74‑2211011
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
4141 N. Scottsdale Road, Ste. 300	85251
Scottsdale, Arizona	(Zip Code)
(Address of principal executive offices)

(480) 372-4365

(Registrant’s telephone number, including area code)

3000 Technology Drive, Angleton, Texas 77515
(Former name, former address and former fiscal year, if changed since last report)

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

As of August 7, 2017,  there were 49,924,169 shares of Common Stock of Benchmark Electronics, Inc., par value $0.10 per share, outstanding.

TABLE OF CONTENTS

PART I

PART I - FINANCIAL INFORMATION

Item 1.            Financial Statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30,	December 31,
(in thousands, except par value)	2017	2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$749,311	$681,433
Accounts receivable, net of allowance for doubtful accounts of $4,535
and $2,838, respectively	391,830	440,692
Inventories	416,030	381,334
Prepaid expenses and other assets	39,177	28,057
Income taxes receivable	1,296	146
Total current assets	1,597,644	1,531,662
Property, plant and equipment, net of accumulated depreciation of
$416,263 and $406,375, respectively	172,080	166,148
Goodwill	191,616	191,616
Deferred income taxes	4,366	6,572
Other, net	98,734	102,670
	$2,064,440	$1,998,668

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt and capital lease obligations	$15,333	$12,396
Accounts payable	343,241	326,249
Income taxes payable	3,864	3,534
Accrued liabilities	83,684	70,202
Total current liabilities	446,122	412,381
Long-term debt and capital lease obligations, less current installments	202,122	211,252
Other long-term liabilities	10,359	9,570
Shareholders’ equity:
Preferred stock, $0.10 par value; 5,000 shares authorized, none issued	—	—
Common stock, $0.10 par value; 145,000 shares authorized; issued
and outstanding – 49,845 and 49,330, respectively	4,985	4,933
Additional paid-in capital	637,796	626,306
Retained earnings	773,943	748,402
Accumulated other comprehensive loss	(10,887)	(14,176)
Total shareholders’ equity	1,405,837	1,365,465
Commitments and contingencies
	$2,064,440	$1,998,668

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2017	2016	2017	2016

Sales	$616,904	$579,342	$1,183,405	$1,128,567
Cost of sales	558,317	526,488	1,075,758	1,025,396
Gross profit	58,587	52,854	107,647	103,171
Selling, general and administrative expenses	32,335	28,540	64,986	56,997
Amortization of intangible assets	2,481	2,972	4,962	5,775
Restructuring charges and other costs	1,544	3,602	3,055	6,391
Income from operations	22,227	17,740	34,644	34,008
Interest expense	(2,312)	(2,299)	(4,537)	(4,633)
Interest income	1,213	329	2,287	593
Other income (expense)	(830)	71	(911)	(152)
Income before income taxes	20,298	15,841	31,483	29,816
Income tax expense	3,122	3,156	4,620	6,079
Net income	$17,176	$12,685	$26,863	$23,737

Earnings per share:
Basic	$0.35	$0.26	$0.54	$0.48
Diluted	$0.34	$0.26	$0.54	$0.47

Weighted-average number of shares outstanding:
Basic	49,766	49,323	49,640	49,586
Diluted	50,239	49,667	50,209	50,042

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016

Net income	$17,176	$12,685	$26,863	$23,737
Other comprehensive income (loss):
Foreign currency translation adjustments	2,513	(832)	3,121	516
Unrealized gain on investments, net of tax	12	22	16	16
Unrealized gain (loss) on derivative, net of tax	(200)	(667)	165	(2,899)
Other	-	-	(13)	-
Other comprehensive income (loss)	2,325	(1,477)	3,289	(2,367)
Comprehensive income	$19,501	$11,208	$30,152	$21,370

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders’ Equity

(unaudited)

					Accumulated
	Common Stock		Additional		Other	Total
	Shares	Par	Paid-in	Retained	Comprehensive	Shareholders’
(in thousands)	Outstanding	Value	Capital	Earnings	Loss	Equity

Balances, December 31, 2016	49,330	$ 4,933	$ 626,306	$ 748,402	$ (14,176)	$ 1,365,465
Stock-based compensation expense	-	-	4,505	-	-	4,505
Shares repurchased and retired	(61)	(6)	(672)	(1,322)	-	(2,000)
Stock options exercised	411	41	8,053	-	-	8,094
Vesting of restricted stock units	177	18	(18)	-	-	-
Shares withheld for taxes	(12)	(1)	(378)	-	-	(379)
Net income	-	-	-	26,863	-	26,863
Other comprehensive income	-	-	-	-	3,289	3,289
Balances, June 30, 2017	49,845	$ 4,985	$ 637,796	$ 773,943	$ (10,887)	$ 1,405,837

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
	June 30,
(in thousands)	2017	2016

Cash flows from operating activities:
Net income	$26,863	$23,737
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	18,414	21,160
Amortization	5,903	6,740
Deferred income taxes	2,103	2,649
Gain on the sale of property, plant and equipment	(167)	(136)
Asset impairments	-	121
Stock-based compensation expense	4,505	3,981
Excess tax benefits from stock-based compensation	-	(122)
Changes in operating assets and liabilities, net of effects from business acquisition:
Accounts receivable	49,394	57,044
Inventories	(34,218)	37,034
Prepaid expenses and other assets	(9,658)	(5,864)
Accounts payable	16,675	23,084
Accrued liabilities	13,388	(10,036)
Income taxes	(673)	(1,258)
Net cash provided by operations	92,529	158,134
Cash flows from investing activities:
Proceeds from sales of investments at par	250	200
Additions to property, plant and equipment	(24,039)	(15,149)
Proceeds from the sale of property, plant and equipment	235	188
Additions to purchased software	(2,340)	(1,054)
Other	(105)	(83)
Net cash used in investing activities	(25,999)	(15,898)
Cash flows from financing activities:
Proceeds from stock options exercised	8,094	823
Employee taxes paid for shares withheld	(379)	(536)
Excess tax benefits from stock-based compensation	-	122
Principal payments on long-term debt and capital lease obligations	(6,185)	(6,149)
Share repurchases	(2,000)	(29,315)
Debt issuance costs	(433)	-
Net cash used in financing activities	(903)	(35,055)
Effect of exchange rate changes	2,251	72
Net increase in cash and cash equivalents	67,878	107,253
Cash and cash equivalents at beginning of year	681,433	465,995
Cash and cash equivalents at end of period	$749,311	$573,248

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

Effective January 1, 2017, the Company adopted a new accounting standard update that simplifies several aspects of the accounting for employee share-based payment transactions, including accounting for income taxes, forfeitures, and statutory withholding requirements, as well as classification in the Condensed Consolidated Statements of Cash Flows. As required by this standard, excess tax benefits recognized on stock-based compensation expense are reflected in the accompanying Condensed Consolidated Income Statement as a component of the provision for income taxes on a prospective basis (See Note 8). As a result of including the income tax effects from excess tax benefits in income tax expense, the effects of the excess tax benefits are no longer included in the calculation of diluted shares outstanding, resulting in an increase in the number of diluted shares outstanding. The Company adopted this change in the method of calculating diluted shares outstanding on a prospective basis. Additionally, excess tax benefits or deficiencies recognized on stock-based compensation expense are classified as an operating activity in the accompanying Condensed Consolidated Statements of Cash Flows. The Company has applied this provision prospectively. Additionally, the Company is now required to present the cost of shares withheld from the employee to satisfy the employees’ income tax liability as a financing activity on the statement of cash flows rather than as an operating cash flow. The Company adopted this change retrospectively. As a result, for the six months ended June 30, 2016, net cash provided by operations increased by $0.5 million with a corresponding offset to net cash used in financing activities. The standard also allows for the option to account for forfeitures as they occur when determining the amount of compensation cost to be recognized, rather than estimating expected forfeitures over the course of a vesting period. The Company elected to account for forfeitures as they occur. The net cumulative effect to the Company from the adoption of this accounting standard update was an increase to paid-in capital of $0.2 million and a reduction to retained earnings of $0.2 million as of January 1, 2017.

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

Note 2 – Stock-Based Compensation

The Company’s 2010 Omnibus Incentive Compensation Plan (the 2010 Plan) authorizes the Company, upon approval of the Compensation Committee of the Board of Directors, to grant a variety of awards, including stock options, restricted shares and restricted stock units (both time-based and performance-based) and other forms of equity awards, or any combination thereof, to any director, officer, employee or consultant (including any prospective director, officer, employee or consultant) of the Company. Stock options are granted to employees with an exercise price equal to the market price of the Company’s common shares on the date of grant, generally vest over a four-year period from the date of grant and have a term of ten years. Time-based restricted stock units granted to employees generally vest over a four-year period from the date of grant, subject to the continued employment of the employee by the Company. Performance-based restricted stock unit awards generally vest over a three-year performance cycle, which includes the year of the grant, and are based upon the Company’s achievement of specified performance metrics. Awards under the 2010 Plan to non-employee directors have been in the form of restricted stock units, which vest in equal quarterly installments over a one-year period, starting on the grant date.

As of June 30, 2017, 3.2 million additional common shares were available for issuance under the Company’s 2010 Plan.

All share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on their grant date fair values. The total compensation cost recognized for stock-based awards was $2.3 million and $4.5 million for the three and six months ended June 30, 2017, respectively, and $1.9 million and $4.0 million for the three and six months ended June 30, 2016, respectively. The total income tax benefit recognized in the condensed income statements for stock-based awards was $0.9 million and $1.6 million for the three and six months ended June 30, 2017, respectively, and $0.7 million and $1.5 million for the three and six months ended June 30, 2016, respectively. Awards of restricted shares, restricted stock units, and performance-based restricted stock units are valued at the closing market price of the Company’s common shares on the date of grant. For performance-based restricted stock units, compensation expense is based on the probability that the performance goals will be achieved, which is monitored by management throughout the requisite service period. When it becomes probable, based on the Company’s expectation of performance during the measurement period, that more or less than the previous estimate of the awarded shares will vest, an adjustment to stock-based compensation expense is recognized as a change in accounting estimate.

As of June 30, 2017, the unrecognized compensation cost and remaining weighted-average amortization related to stock-based awards were as follows:

Performance-
based
		Restricted	Restricted
	Stock	Stock	Stock
(in thousands)	Options	Units	Units(1)
Unrecognized compensation cost	$ 1,223	$ 13,673	$ 5,195
Remaining weighted-average
amortization period	1.1 years	2.6 years	1.8 years

(1) Based on the probable achievement of the performance goals identified in each award.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. No options were granted during the six months ended June 30, 2017 and 2016.

The total cash received by the Company as a result of stock option exercises for the six months ended June 30, 2017 and 2016 was approximately $8.1 million and $0.8 million, respectively. The actual tax benefit realized as a result of stock option exercises and the vesting of other share-based awards during the six months ended June 30, 2017 and 2016 was $3.8 million and $1.6 million, respectively. For the six months ended June 30, 2017 and 2016, the total intrinsic value of stock options exercised was $5.2 million and $0.3 million, respectively.

The Company awarded performance-based restricted stock units to employees during the six months ended June 30, 2017 and 2016. The number of performance-based restricted stock units that may ultimately be earned will not be determined until the end of the corresponding performance periods, and may vary from as low as zero to as high as 2.5 times the target number depending on the level of achievement of certain performance goals. The level of achievement of these goals is based upon the audited financial results of the Company for the last full calendar year within the performance period. The performance goals consist of certain levels of achievement using the following financial metrics: revenue growth, operating margin expansion, and return on invested capital. If the performance goals are not met based on the Company’s financial results, the applicable performance-based restricted stock units will not vest and will be forfeited. Shares subject to forfeited performance-based restricted stock units will be available for issuance under the 2010 Plan.

The following table summarizes activities relating to the Company’s stock options:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
(in thousands, except per share data)	Options	Price	Term (Years)	Value
Outstanding as of December 31, 2016	1,197	$19.51
Exercised	(411)	19.71
Forfeited or expired	(11)	19.99
Outstanding as of June 30, 2017	775	$19.40	5.35	$ 10,004
Exercisable as of June 30, 2017	619	$18.46	3.64	$ 8,559

The aggregate intrinsic value in the table above is before income taxes and is calculated as the difference between the exercise price of the underlying options and the Company’s closing stock price as of the last business day of the period ended June 30, 2017 for options that had exercise prices that were below the closing price.

The following table summarizes the activities related to the Company’s time-based restricted stock units:

		Weighted-
		Average
	Number of	Grant Date
(in thousands, except per share data)	Units	Fair Value
Non-vested awards outstanding as of December 31, 2016	525	$22.57
Granted	264	31.50
Vested	(177)	21.01
Forfeited	(29)	23.39
Non-vested awards outstanding as of June 30, 2017	583	$27.05

The following table summarizes the activities related to the Company’s performance-based restricted stock units:

		Weighted-
		Average
	Number of	Grant Date
(in thousands, except per share data)	Units	Fair Value
Non-vested units outstanding as of December 31, 2016	227	$21.43
Granted (1)	144	31.40
Forfeited or expired	(50)	18.69
Non-vested units outstanding as of June 30, 2017	321	$26.35

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

The following table sets forth the calculation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2017	2016	2017	2016
Net income	$17,176	$12,685	$26,863	$23,737

Denominator for basic earnings per share -
weighted-average number of common
shares outstanding during the period	49,766	49,323	49,640	49,586
Incremental common shares attributable to
exercise of dilutive options	318	287	341	289
Incremental common shares attributable
to outstanding restricted stock units	155	57	228	167
Denominator for diluted earnings per share	50,239	49,667	50,209	50,042

Basic earnings per share	$0.35	$0.26	$0.54	$0.48
Diluted earnings per share	$0.34	$0.26	$0.54	$0.47

Options to purchase 1.0 million common shares for both the three- and six-month periods ended June 30, 2016 were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

Note 4 – Goodwill and Other Intangible Assets

Goodwill allocated to the Company’s reportable segments was as follows:

(in thousands)	Americas	Asia	Total
Goodwill as of December 31, 2016 and June 30, 2017	$153,514	$38,102	$191,616

Other assets consist primarily of acquired identifiable intangible assets and capitalized purchased software costs. Intangible assets as of June 30, 2017 and December 31, 2016 were as follows:

	As of June 30, 2017
	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
Customer relationships	$100,144	$(31,145)	$68,999
Purchased software costs	33,936	(29,038)	4,898
Technology licenses	26,800	(15,968)	10,832
Trade names and trademarks	7,800	-	7,800
Other	868	(249)	619
Total	$169,548	$(76,400)	$93,148

	As of December 31, 2016
	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
Customer relationships	$100,053	$(27,883)	$72,170
Purchased software costs	31,582	(28,508)	3,074
Technology licenses	26,800	(14,189)	12,611
Trade names and trademarks	7,800	-	7,800
Other	868	(237)	631
Total	$167,103	$(70,817)	$96,286

Customer relationships are being amortized on a straight-line basis over a period of 10 to 14 years. Capitalized purchased software costs are being amortized on a straight-line basis over the estimated useful life of the related software, which ranges from 2 to 10 years. Technology licenses are being amortized over their estimated useful lives in proportion to the economic benefits consumed. The Company’s acquired trade names and trademarks have been determined to have an indefinite life. Amortization for the six months ended June 30, 2017 and 2016 was as follows:

	Six Months Ended
	June 30,
(in thousands)	2017	2016
Amortization of intangible assets	$4,962	$5,775
Amortization of capitalized purchased software costs	516	587
Amortization of debt costs	425	378
	$5,903	$6,740

The estimated future amortization expense of acquired intangible assets for each of the next five years is as follows (in thousands):

Year ending December 31,	Amount
2017 (remaining six months)	$5,640
2018	10,245
2019	10,084
2020	9,316
2021	6,389

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

Interest on outstanding borrowings under the Credit Agreement accrues, at our option, at (a) the adjusted London interbank offered rate (LIBOR) plus 1.25% to 2.25%, or (b) the alternative base rate plus 0.25% to 1.25%, and is payable quarterly in arrears. The alternative base rate is equal to the highest of (i) the Administrative Agent’s prime rate, (ii) the federal funds rate plus 0.50% and (iii) the adjusted LIBOR rate plus 1.00%. The margin on the interest rates fluctuates based upon the ratio of the Company’s debt to its consolidated EBITDA. As of June 30, 2017, $159.6 million of the outstanding debt under the Credit Agreement was effectively at a fixed interest rate as a result of a $159.6 million notional interest rate swap contract discussed in Note 14. A commitment fee of 0.30% to 0.40% per annum (based on the debt to EBITDA ratio) on the unused portion of the revolving credit line is payable quarterly in arrears.

The Credit Agreement is generally secured by a pledge of (a) all the capital stock of the Company’s domestic subsidiaries and 65% of the capital stock of its directly owned foreign subsidiaries, (b) any indebtedness owed to Benchmark and its subsidiaries and (c) all or substantially all other personal property of Benchmark and its domestic subsidiaries (including, accounts receivable, inventory and fixed assets of Benchmark and its domestic subsidiaries), in each case, subject to customary exceptions and limitations. The Credit Agreement contains financial covenants as to debt leverage and interest coverage, and certain customary affirmative and negative covenants, including restrictions on our ability to incur additional debt and liens, pay dividends, repurchase shares, sell assets and merge or consolidate with other persons. Amounts due under the Credit Agreement may be accelerated upon specified events of default, including a failure to pay amounts due, breach of a covenant, material inaccuracy of a representation, or occurrence of bankruptcy or insolvency, subject, in some cases, to cure periods. As of June 30, 2017 and December 31, 2016, the Company was in compliance with all of these covenants and restrictions.

As of June 30, 2017, the Company had $212.8 million in borrowings outstanding under the Term Loan facility and $2.6 million in letters of credit outstanding under the revolving credit facility. The Company has $197.4 million available for future borrowings under the revolving credit facility.

The Company’s Thailand subsidiary has a multi-purpose credit facility with Kasikornbank Public Company Limited (the Thai Credit Facility) that provides for 350 million Thai baht working capital availability. The Thai Credit Facility is secured by land and buildings in Thailand owned by the Company’s Thailand subsidiary. Availability of funds under the Thai Credit Facility is reviewed annually and is currently accessible through October 2017. As of both June 30, 2017 and 2016, there were no working capital borrowings outstanding under the facility.

Note 6 – Inventories
Inventory costs are summarized as follows:
	June 30,	December 31,
(in thousands)	2017	2016
Raw materials	$270,826	$233,111
Work in process	112,054	113,496
Finished goods	33,150	34,727
	$416,030	$381,334

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

During the three months ended June 30, 2017, the Company sold $40.0 million of accounts receivable under this program, and in exchange, the Company received cash proceeds of $39.9 million, net of the discount. During the six months ended June 30, 2017, the Company sold $65.0 million of accounts receivable under this program, and in exchange, the Company received cash proceeds of $64.9 million, net of the discount. The loss on the sale resulting from the discount during the three and six months ended June 30, 2017 was not material, and was recorded to other expense within the Condensed Consolidated Statements of Income.

Note 8 – Income Taxes
Income tax expense consists of the following:
	Six Months Ended
	June 30,
(in thousands)	2017	2016
Federal – current	$(1,024)	$9
Foreign – current	3,379	3,186
State – current	162	235
Deferred	2,103	2,649
	$4,620	$6,079

Income tax expense differs from the amount computed by applying the U.S. federal statutory income tax rate to income before income tax primarily due to the mix of taxable income by taxing jurisdiction, the impact of tax incentives and tax holidays in foreign locations, and state income taxes (net of federal benefit). The decrease in income tax expense during 2017 is primarily the result of a tax incentive in China and the recognition of excess tax benefits in the U.S. attributable to the adoption of an accounting standard effective January 1, 2017. See Note 1. Under this standard, the excess tax benefits or deficiencies resulting from the exercise or vesting of awards are included in income tax expense in the reporting period in which they occur. Therefore, the tax effect of stock option exercises and RSU vesting is not spread over the entire year through the use of the annual effective tax rate, but instead is recorded entirely in the period in which the tax deduction arose. Accordingly, the Company recorded the income tax benefit as a discrete item for the six months ended June 30, 2017. The Company’s effective tax rate could fluctuate significantly on a quarterly basis due to the tax effects of stock-based compensation.

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

The Company has been granted certain tax incentives, including tax holidays, for its subsidiaries in China, Malaysia and Thailand that will expire at various dates, unless extended or otherwise renegotiated, through 2018 in China, 2021 in Malaysia and 2028 in Thailand, and are subject to certain conditions with which the Company expects to comply. The net impact of these tax incentives was to lower income tax expense for the six months ended June 30, 2017 and 2016 by approximately $4.2 million (approximately 0.08 per diluted share) and $2.0 million (approximately $0.04 per diluted share), respectively, as follows:

	Six Months Ended
	June 30,
(in thousands)	2017	2016
China	$471	$-
Malaysia	1,773	707
Thailand	1,926	1,337
	$4,170	$2,044

As of June 30, 2017, the total amount of the reserve for uncertain tax benefits including interest was $9.0 million. The reserve is classified as a current or long-term liability in the condensed consolidated balance sheets based on the Company’s expectation of when the items will be settled. The amount of accrued potential interest on unrecognized tax benefits included in the reserve as of June 30, 2017, was $17.0 thousand. There was no reserve for potential penalties. During the three months ended June 30, 2017, we recorded an additional $0.9 million of additional accruals related to the open examination for a subsidiary in Thailand for the years 2004 to 2005. We received a denial of our appeal to the local tax authorities for this open examination and have recorded an accrual for the remaining unrecognized tax benefit related to this examination.

The Company and its subsidiaries in Brazil, China, Ireland, Luxembourg, Malaysia, Mexico, the Netherlands, Romania, Singapore, Thailand and the United States remain open to examination by the various local taxing authorities, in total or in part, for fiscal years 2011 to 2016.

The Company is currently under examination by the U.S. Internal Revenue Service for 2014. In addition, Secure Communication Systems, Inc. and its subsidiaries (the Secure Group), companies that the Company acquired on November 11, 2015, are under a U.S. income tax audit for calendar years 2013, 2014 and through November 11, 2015.  This audit is for the period of time prior to the acquisition of the Secure Group by the Company, and any resulting tax liabilities are the responsibility of the seller.  The Company does not expect to incur any income tax costs with respect to this audit. During the course of such examinations, disputes may occur as to matters of fact or law. Also, in most tax jurisdictions, the passage of time without examination will result in the expiration of applicable statutes of limitations thereby precluding examination of the tax period(s) for which such statute of limitation has expired. The Company believes that it has adequately provided for its tax liabilities.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016
Net sales:
Americas	$405,602	$395,354	$780,161	$748,168
Asia	191,207	162,825	366,098	336,195
Europe	43,408	40,505	83,824	82,520
Elimination of intersegment sales	(23,313)	(19,342)	(46,678)	(38,316)
	$616,904	$579,342	$1,183,405	$1,128,567

Depreciation and amortization:
Americas	$5,415	$5,842	$10,920	$11,608
Asia	2,973	4,129	6,139	8,249
Europe	679	692	1,336	1,396
Corporate	2,977	3,330	5,922	6,647
	$12,044	$13,993	$24,317	$27,900

Income from operations:
Americas	$18,611	$21,434	$33,807	$39,479
Asia	20,044	11,665	32,365	22,557
Europe	2,571	2,536	4,952	5,488
Corporate and intersegment eliminations	(18,999)	(17,895)	(36,480)	(33,516)
	$22,227	$17,740	$34,644	$34,008

Capital expenditures:
Americas	$5,770	$5,387	$9,036	$9,596
Asia	8,714	1,464	11,124	4,573
Europe	2,466	491	3,380	672
Corporate	1,851	1,024	2,839	1,362
	$18,801	$8,366	$26,379	$16,203

			June 30,	December 31,
			2017	2016
Total assets:
Americas			$910,825	$864,388
Asia			678,513	634,838
Europe			407,716	393,443
Corporate and other			67,386	105,999
			$2,064,440	$1,998,668

Geographic net sales information reflects the destination of the product shipped. Long-lived assets information is based upon the physical location of the asset.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016
Geographic net sales:
United States	$413,568	$412,203	$787,967	$797,191
Asia	115,782	82,257	210,857	153,719
Europe	71,385	57,583	147,462	122,527
Other Foreign	16,169	27,299	37,119	55,130
	$616,904	$579,342	$1,183,405	$1,128,567

			June 30,	December 31,
			2017	2016
Long-lived assets:
United States			$164,691	$167,367
Asia			72,641	67,998
Europe			10,750	8,415
Other			22,218	24,290
			$270,300	$268,070

Note 10 – Supplemental Cash Flow and Non-Cash Information
The following information concerns supplemental disclosures of cash payments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016
Income taxes paid, net	$1,709	$2,703	$2,525	$4,820
Interest paid	2,082	2,113	4,296	4,182

Non-cash investing activity:
Additions to property, plant and equipment
in accounts payable			$2,074	$1,291

Note 11 – Contingencies

The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

The Company previously reported charges incurred in 2014 for the write-down of inventory and provisions to accounts receivable associated with the October 2014 bankruptcy filing of GT Advanced Technologies (GTAT). The Company noted then that its actual loss could differ from the amounts originally recorded. In October 2016, the Company learned that the trustee in the GTAT bankruptcy proceedings filed adversary actions against three of the Company’s subsidiaries to recover payments aggregating approximately $4.4 million, which were received by the subsidiaries during the 90 days preceding GTAT’s bankruptcy filing, on the premise that such payments were made during the preference period and therefore may be avoidable as preferential or constructively fraudulent, among other theories. The Company has agreed to resolve the matter for an immaterial amount.

Note 12 – Impact of Recently Enacted Accounting Standards

In May 2017, the Financial Accounting Standards Board (FASB) issued a new accounting standards update that provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. This update is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The Company is evaluating the impact of the adoption of this guidance on its consolidated financial statements and related disclosures but does not expect it to have a material impact. The Company plans to adopt the new guidance effective January 1, 2018.

In August 2016, the FASB issued a new accounting standards update, which seeks to reduce the existing diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update is effective for fiscal years and interim periods beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this update will have on its consolidated financial statements.

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

In May 2014, the FASB issued a new standard that will supersede most of the existing revenue recognition requirements in current U.S. GAAP. The new standard will require companies to recognize revenue in an amount reflecting the consideration to which they expect to be entitled in exchange for transferring goods or services to a customer. It will also require significantly expanded disclosures, and will be effective for the Company January 1, 2018. The new standard will permit the use of either the retrospective or cumulative effect transition method. Under the new standard, the Company anticipates that a majority of its sales from manufacturing activities will change to an over-time model; currently the Company accounts for these under a point-in-time recognition model. Based on its analysis to date, the Company expects to adopt the new guidance under the retrospective approach. The Company has reviewed its significant customer contracts and is in the process of quantifying the potential effects the new standard will have on its consolidated financial statements and is working on the design and implementation of the related internal controls. The Company believes it is likely to have a material impact on the timing of revenue recognition and on the Company’s balance sheet, primarily related to a reduction in finished goods and work in process inventories and a corresponding increase in contract assets for unbilled receivables.

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

The following table summarizes the 2017 activity in the accrued restructuring balances related to the restructuring activities initiated prior to June 30, 2017:

	Balance as of			Foreign	Balance as of
	December 31,	Restructuring	Cash	Exchange	June 30,
(in thousands)	2016	Charges	Payment	Adjustments	2017
2017 Restructuring:
Severance	$-	$655	$(642)	$-	$13
Leased facilities and equipment	-	105	(105)	-	-
Other exit costs	-	241	(23)	-	218
	-	1,001	(770)	-	231

2016 Restructuring:
Severance	738	40	(439)	-	339
Other exit costs	545	854	(1,333)	2	68
	1,283	894	(1,772)	2	407

Total	$1,283	$1,895	$(2,542)	$2	$638

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

The Company’s financial instruments include cash equivalents, accounts and other receivables, accounts payable, accrued liabilities and long-term debt and capital lease obligations. The Company believes that the carrying values of these instruments approximate fair value. As of June 30, 2017, the Company’s long-term investments and derivative instruments were recorded at fair value using Level 3 inputs. The Company uses derivative instruments to manage the variability of foreign currency obligations and interest rates. The Company does not enter into derivatives for speculative purposes.

The forward currency exchange contracts in place as of June 30, 2017 have not been designated as accounting hedges and, therefore, changes in fair value are recorded within the Condensed Consolidated Statements of Income.

The Company has an interest rate swap agreement, which had a notional amount of $159.6 million and $163.9 million as of June 30, 2017 and December 31, 2016, respectively, to hedge a portion of its interest rate exposure on outstanding borrowings under the Credit Agreement. Under this interest rate swap agreement, the Company receives variable rate interest payments based on the one-month LIBOR rate and pays fixed rate interest payments. The fixed interest rate for the contract is 1.4935%. The effect of this swap is to convert a portion of the floating rate interest expense to fixed interest rate expense. Based on the terms of the interest rate swap contract and the underlying borrowings outstanding under the Credit Agreement, the interest rate contract was determined to be effective, and thus qualifies and has been designated as a cash flow hedge. As such, changes in the fair value of the interest rate swap are recorded in other comprehensive income on the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of cash flows. The fair value of the interest rate swap was a $0.7 million asset as of June 30, 2017 and a $0.5 million asset as of December 31, 2016. During the six months ended June 30, 2017, the Company recorded unrealized gain of $0.3 million ($0.2 million net of tax) on the swap in other comprehensive income. See Note 15.

Note 15 – Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component were as follows:

	Foreign		Unrealized
	currency	Derivative	gain (loss) on
	translation	instruments,	investments,
(in thousands)	adjustments	net of tax	net of tax	Other	Total
Balances, December 31, 2016	$(14,544)	$286	$(74)	$156	$(14,176)
Other comprehensive gain before reclassifications	3,121	165	16	(13)	3,289
Net current period other comprehensive gain (loss)	3,121	165	16	(13)	3,289
Balances, June 30, 2017	$(11,423)	$451	$(58)	$143	$(10,887)

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

We recognize revenue from the sale of manufactured products built to customer specifications and excess inventory when title and risk of ownership have passed, the price to the buyer is fixed or determinable and recoverability is reasonably assured, which generally is when the goods are shipped. Revenue from design, development and engineering services is recognized when the services are performed and collectibility is reasonably certain. Such services provided under fixed price contracts are generally accounted for using the percentage-of-completion method. We generally assume no significant obligations after shipment as we typically warrant workmanship only; accordingly, our warranty provisions are generally not significant.

2017 Highlights

Sales for the three months ended June 30, 2017 increased 6% to $616.9 million compared to $579.3 million for 2016. During the second quarter of 2017, sales to customers in our various industry sectors fluctuated from the comparable 2016 period as follows:

•         Industrials decreased by 14%,

•         A&D increased by 16%,

•         Computing increased by 29%,

•         Medical decreased by 6%,

•         Telecommunications decreased by 12%, and

•         Test & Instrumentation increased by 47%.

The revenue increase was driven by strong Test & Instrumentation growth serving the semi-capital equipment market, A&D growth primarily from defense programs, and Computing strength from existing storage customers and new security customers.

Our sales depend on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, can adversely affect us. A substantial percentage of our sales is made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. Sales to our 10 largest customers represented 45% and 43% of our sales in the six months ended June 30, 2017 and 2016, respectively.

During the six months ended June 30, 2017, we incurred a $4.4 million charge for the write-down of inventory and a provision to accounts receivable associated with the insolvency of a customer. These charges increased cost of sales by $2.7 million and SG&A by $1.7 million.

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

We have undertaken initiatives to restructure our business operations with the intention of improving utilization and reducing costs. During the first six months of 2017, we recognized $1.9 million of restructuring charges, primarily related to reductions in workforce in certain facilities across various regions. In addition, we incurred $1.2 million in costs related to the relocating of our corporate headquarters to Arizona.

RESULTS OF OPERATIONS

The following table presents the percentage relationship that certain items in our Condensed Consolidated Statements of Income bear to sales for the periods indicated. The financial information and the discussion below should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto in Item 1 of this Report.

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2017	2016	2017	2016
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	90.5	90.9	90.9	90.9
Gross profit	9.5	9.1	9.1	9.1
Selling, general and administrative expenses	5.2	4.9	5.5	5.0
Amortization of intangible assets	0.4	0.5	0.4	0.5
Restructuring charges and other costs	0.3	0.6	0.3	0.6
Income from operations	3.6	3.1	2.9	3.0
Other income (expense), net	(0.3)	0.3	(0.3)	(0.4)
Income before income taxes	3.3	2.7	2.7	2.6
Income tax expense	0.5	0.5	0.4	0.5
Net income	2.8%	2.2%	2.3%	2.1%

Sales

Sales for the second quarter of 2017  were $616.9 million, a 6% increase from sales of $579.3 million for the same quarter in 2016. Sales for the first six months of 2017  were $1.2 billion, a 5% increase from sales of $1.1 billion for the same period in 2016. The following table sets forth, for the periods indicated, the percentages of our sales by industry sector.

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2017	2016	2017	2016
Higher-Value Markets
Industrials	20%	25%	20%	25%
A&D	16	15	17	16
Medical	14	16	15	15
Test & Instrumentation	15	10	14	10
	65	66	66	66
Traditional Markets
Computing	23	19	21	18
Telecommunications	12	15	13	16
	35	34	34	34
Total	100%	100%	100%	100%

Industrials. Second quarter sales decreased 14% to $123.9 million from $144.6 million in 2016, and decreased 14% to $242.1 million during the first six months of 2017 from $282.6 million in the same period of 2016 primarily as a result of softness across several of our top customers.

Aerospace and Defense. Second quarter sales increased 16% to $100.2 million from $86.0 million in 2016, and increased 15% to $204.1 million during the first six months of 2017 primarily due to increased demand from our defense customers.

Medical. Second quarter sales decreased 6% to $86.3 million from $91.9 million in 2016, and decreased to $172.4 million during the first six months of 2017 from $174.4 million in the same period of 2016 due to the insolvency of a customer as noted above and reduced demand from some of our other customers.

Test & Instrumentation. Second quarter sales increased 47% to $88.3 million from $60.0 million in 2016 and increased 45% to $164.5 million during the first six months of 2017 from $113.4 million in the same period of 2016. The increase reflected strong growth in the semi-capital equipment market.

Computing. Second quarter sales increased 29% to $141.9 million from $109.6 million in 2016, and increased 21% to $242.8 million during the first six months of 2017 from $201.1 million in the same period of 2016. The increase is primarily due to increased strength from our storage customers and new security customers.

Telecommunications. Second quarter sales decreased 12% to $76.3 million from $87.2 million in 2016, and decreased 13% to $157.5 million during the first six months of 2017 from $180.2 million in the same period of 2016.  The decrease related primarily to a maturing and non-recurring program at a former top customer and reduced demand from some customers.

Our international operations are subject to the risks of doing business abroad. See Part I, Item 1A of our

2016 10-K for factors pertaining to our international sales and fluctuations in the exchange rates of foreign currency and for further discussion of potential adverse effects in operating results associated with the risks of doing business abroad. During the first six months of 2017 and 2016, 46% and 48%, respectively, of our sales were from our international operations.

Gross Profit

Gross profit increased 11% to $58.6 million for the three months ended June 30, 2017 from $52.9 million in the same quarter of 2016, and increased 4% to $107.6 million for the six months ended June 30, 2017 from $103.2 million in the same period of 2016. For the six months ended June 30, 2017, we incurred a $2.7 million charge for the write-down of inventory associated with the insolvency of a customer. Including the inventory charge and partial recovery in the second quarter, gross profit as a percentage of sales was 9.5% and 9.1%, respectively for the three and six months ended June 30, 2017. Excluding this inventory charge, gross profit as a percentage of sales increased to 9.4% and 9.3%, respectively, for the three and six months ended June 30, 2017 from 9.1% and 9.1%, respectively, in the same periods of 2016 primarily due to higher sales, benefits from our increased higher-value market revenue base, capacity alignment and operational excellence initiatives.

Selling, General and Administrative Expenses

SG&A increased by 13% to $32.3 million in the second quarter of 2017 compared to $28.5 million in 2016, and increased by 14% to $65.0 million in the first six months of 2017 compared to $57.0 million in 2016. The increase was primarily a result of increased variable compensation , investments in our sales and marketing organization and a $1.7 million charge for a provision to accounts receivable associated with the insolvency of a customer. Including this provision to accounts receivable, SG&A, as a percentage of sales, increased to 5.2% for the second quarter of 2017 from 4.9% in 2016. SG&A, as a percentage of sales, increased to 5.5% for the first six months of 2017 from 5.0% in 2016. Excluding this provision to accounts receivable, SG&A, as a percentage of sales, increased to 5.2% for the second quarter of 2017 from 4.9% in 2016. SG&A, as a percentage of sales, increased to 5.3% for the first six months of 2017 from 5.0% in 2016 primarily due to increased variable compensation and the investment in our sales and marketing organization offset by savings from previous restructuring activities.

Amortization of Intangible Assets

Amortization of intangible assets decreased to $5.0 million in 2017 from $5.8 million in 2016 due primarily to certain customer relationship intangible assets that became fully amortized as of December 31, 2016.

Restructuring Charges and Other Costs

During 2017, we recognized $3.1 million of restructuring charges and other costs, primarily related to reductions in workforce in certain facilities across various regions and costs associated with the move of our corporate headquarters. We expect to incur an additional $1.5 to $2.0 million in the remaining quarters of 2017 on capacity alignment efforts in the Americas. In 2016, we recognized $6.4 million of restructuring charges and other costs, primarily related to the closure of certain facilities in the Americas and costs associated with a proxy contest relating to our 2016 annual meeting of shareholders. See Note 13 to the Condensed Consolidated Financial Statements in Item 1 of this Report.

Interest Income

Interest income increased to $2.3 million in 2017 from $0.6 million in 2016 due to investment of higher levels of available cash in interest bearing cash equivalents at higher interest rates.

Income Tax Expense

Income tax expense of $4.6 million represented an effective tax rate of 14.7% for 2017, compared with $6.1 million for 2016, which represented an effective tax rate of 20.4%. The decrease in the effective rate for 2017 is primarily a result of a $1.2 million discrete tax benefit for stock based compensation in 2017. Excluding this tax item, the effective tax rate would have been 18.5%.

We have been granted certain tax incentives, including tax holidays, for our subsidiaries in China, Malaysia and Thailand that will expire at various dates, unless extended or otherwise renegotiated, through 2018 in China, 2021 in Malaysia, and 2028 in Thailand. See Note 8 to the Condensed Consolidated Financial Statements in Item 1 of this report.

Net Income

We reported net income of $26.9 million, or diluted earnings per share of $0.54 for the first six months 2017, compared with net income of $23.7 million, or diluted earnings per share of $0.47 for 2016. The net increase of $3.1 million from 2016 was due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our organic growth and operations through funds generated from operations. In connection with the Secure Acquisition in 2015, we borrowed $230.0 million under the Term Loan facility to finance the purchase price of the acquisition. Cash and cash equivalents totaled $749.3 million at June 30, 2017 and $681.4 million at December 31, 2016, of which $92.0 million and $55.2 million, was available in the U.S. at June 30, 2017 and December 31, 2016, respectively. Substantially all of the amounts held outside of the U.S. are intended to be permanently reinvested in foreign operations. Under current tax laws and regulations, if cash and cash equivalents held outside the U.S. were to be distributed to the U.S. in the form of dividends or otherwise, we would be subject to additional U.S. income taxes and foreign withholding taxes, reduced by any applicable foreign tax credits.

Cash provided by operating activities during the first six months was $92.5 million for 2017 and consisted primarily of $26.9 million of net income adjusted for $24.3 million of depreciation and amortization, a $49.4 million decrease in accounts receivable, a $34.2 million increase in inventories and a $16.7 million increase in accounts payable over 2016. The decrease in accounts receivable was primarily driven by the sale of $40.0 million of accounts receivable under an accounts receivable sales program implemented on March 29, 2017. Working capital was $1.2 billion at June 30, 2017 and $1.1 billion at December 31, 2016.

We purchase components only after customer orders or forecasts are received, which mitigates, but does not eliminate, the risk of loss on inventories. Supplies of electronic components and other materials used in operations are subject to industry-wide shortages. In certain instances, suppliers may allocate available quantities to us. If shortages of these components and other material supplies used in operations occur, vendors may not ship the quantities we need for production, and we may be forced to delay shipments, which can increase backorders and impact cash flows.

Cash used in investing activities was $26.0 million for 2017, primarily due to purchases of additional property, plant and equipment totaling $24.0 million. The purchases of property, plant and equipment were primarily for machinery and equipment in the Americas and Asia.

Cash used in financing activities was $0.9 million for 2017. Share repurchases totaled $2.0 million, principal payments on long-term debt totaled $6.2 million, and we received $8.1 million from the exercise of stock options.

Under the terms of our $430.0 million Credit Agreement, in addition to the Term Loan facility, we have a $200.0 million five-year revolving credit facility to be used for general corporate purposes with a maturity date of November 12, 2020. The Credit Agreement includes an accordion feature pursuant to which total commitments under the facility may be increased by an additional $150.0 million, subject to satisfaction of certain conditions. As of June 30, 2017, we had $212.8 million in borrowings outstanding under the Term Loan facility and $2.6 million in letters of credit outstanding under the revolving credit facility. $197.4 million remains available for future borrowings under the revolving credit facility. See Note 5 to the Condensed Consolidated Financial Statements included in Item 1 of this Report for more information regarding the terms of the Credit Agreement.

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

As of June 30, 2017, we had cash and cash equivalents totaling $749.3 million and had $197.4 million available for borrowings under the Credit Agreement. During the next 12 months, we believe our capital expenditures will approximate $50 to $55 million, principally for machinery and equipment as well as expansion investments to support our ongoing business around the globe.

In December 2015, our Board of Directors approved the repurchase of up to $100.0 million of our outstanding common shares. As of June 30, 2017, we had $90.8 million remaining under the repurchase program to purchase additional shares. We are under no commitment or obligation to repurchase any particular amount of common shares. Management believes that our existing cash balances and funds generated from operations will be sufficient to permit us to meet our liquidity requirements over the next 12 months. Management further believes that our ongoing cash flows from operations and any borrowings we may incur under our revolving credit facility will enable us to meet operating cash requirements in future years. If we consummated significant acquisitions in the future, our capital needs would increase and could possibly result in our need to increase available borrowings under our Credit Agreement or access public or private debt and equity markets. There can be no assurance, however, that we would be successful in raising additional debt or equity on acceptable terms.

CONTRACTUAL OBLIGATIONS

We have certain contractual obligations for operating and capital leases that were summarized in a table of Contractual Obligations in our 2016 10-K. There have been no material changes to our contractual obligations, outside of the ordinary course of our business, since December 31, 2016.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2017, we did not have any significant off-balance sheet arrangements. See Note 14 to the Condensed Consolidated Financial Statements.

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

We transact business in various foreign countries and are subject to foreign currency fluctuation risks. We use natural hedging and forward contracts to economically hedge transactional exposure primarily associated with trade accounts receivable, other receivables and trade accounts payable that are denominated in a currency other than the functional currency of the respective operating entity. We do not use derivative financial instruments for speculative purposes. The forward contracts in place as of June 30, 2017 have not been designated as accounting hedges and, therefore, changes in fair value are recorded within our Consolidated Statements of Income.

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

We are also exposed to interest rate risk on borrowings under our Credit Agreement. As of June 30, 2017, we had $212.8 million outstanding on the floating rate Term Loan facility, and we have an interest rate swap agreement with a notional amount of $159.6 million. Under this swap agreement, we receive variable rate interest payments and pay fixed rate interest payments. The effect of this swap is to convert a portion of our floating rate interest expense to fixed interest rate expense. The interest rate swap is designated as a cash flow hedge.

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

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

(c)  The following table provides information for the quarter ended June 30, 2017 about the Company’s repurchases of its equity securities registered pursuant to Section 12 of the Exchange Act, at a total cost of $1.0 million:

ISSUER PURCHASES OF EQUITY SECURITIES
(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares	Dollar Value)
			(or Units)	of Shares
			Purchased as	(or Units) that
	(a) Total		Part of	May Yet Be
	Number of		Publicly	Purchased
	Shares (or	(b) Average	Announced	Under the
	Units)	Price Paid per Share	Plans or	Plans or
Period	Purchased(1)	(or Unit)(2)	Programs	Programs(3)
June 1 to 30, 2017	29,495	$33.88	29,495	$90.8 million
Total	29,495	$33.88	29,495

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

10.1*	Agreement between the Company and Jon King, dated as of May 15, 2017.
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer
101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension Schema Document
101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document

*   Filed herewith.

(1)  XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is not deemed filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 8, 2017.

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

10.1*	Agreement between the Company and Jon King, dated as of May 15, 2017.
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer
101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension Schema Document
101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document

*   Filed herewith.

(1)  XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is not deemed filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.