Form 10-Q/A
period 2017-06-30
BENCHMARK ELECTRONICS INC
filed 2017-08-08
CIK 863436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10‑Q/A

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

EXPLANATORY NOTE

This Amendment No. 1 to Quarterly Report on Form 10-Q/A (this Amended Report) is being filed with the Securities and Exchange Commission to amend the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017 (the Original 10-Q) of Benchmark Electronics, Inc., solely to furnish XBRL (eXtensible Business Reporting Language) documents under Exhibit 101.

Except for the foregoing, this Amended Report speaks as of the filing date of the Original 10-Q and does not update or discuss any other Company developments after the date of the Original 10-Q. This Amended Report restates only those portions of the Original 10-Q affected by the above changes.

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