Form 10-K
period 2017-12-31
BENCHMARK ELECTRONICS INC
filed 2018-03-01
CIK 863436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 (Mark One)

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission File Number 1-10560

BENCHMARK ELECTRONICS, INC.

(Exact name of registrant as specified in its charter)

Texas	74-2211011
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

4141 N. Scottsdale Road

Scottsdale, Arizona 85251

(623) 300-7000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [Ö] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter periods that the registrant was required to submit and post such files). Yes [Ö]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [Ö]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2017, the number of outstanding common shares was 49,845,236. As of such date, the aggregate market value of the common shares held by non-affiliates, based on the closing price of the common shares on the New York Stock Exchange on such date, was approximately $1.6 billion.

As of February 26, 2018, there were 48,728,886 common shares of Benchmark Electronics, Inc., par value $0.10 per share, outstanding.

Documents Incorporated by Reference:

Portions of the Company’s Proxy Statement for the 2018 Annual Shareholders Meeting (Part III, Items 10-14).

PART I

Item 1.  Business.

This Annual Report on Form 10-K (Report) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts and may include words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” “will,” or the negative or other variations thereof. In particular, statements, express or implied, concerning future operating results or the ability to generate sales, income or cash flow are forward-looking statements. Undue reliance should not be placed on any forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions that are beyond our ability to control or predict, including those discussed under Item 1A of this Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes, including the future results of our operations, may vary materially from those indicated.

The Company’s fiscal year ends on December 31. Consequently, references to 2017 relate to the calendar year ended December 31, 2017; references to 2016 relate to the year ended December 31, 2016, etc.

General

Benchmark Electronics, Inc. (Benchmark), is a Texas corporation that began operations in 1979 and today is worldwide provider of engineering services, integrated technology solutions and manufacturing services (both electronics manufacturing services (EMS) and precision machining services) for more complex products. In this Report, references to Benchmark, the “Company” or use of the words “we”, “our” and “us” include Benchmark’s subsidiaries unless otherwise noted.

We provide our services to original equipment manufacturers (OEMs) of industrial equipment, products used in the aerospace and defense (A&D) industries, telecommunication equipment, computers and related products for business enterprises, medical devices, and testing and instrumentation products. Our services include comprehensive and integrated design and manufacturing services and solutions—from initial product concept to volume production, including direct order fulfillment and aftermarket services. Our customer engagement focuses on three principal areas:

•         Engineering Services, which include design for manufacturability, manufacturing process and test development, concurrent and sustaining engineering, turnkey product design and regulatory services. Our engineering services may be for systems, sub-systems, printed circuit boards and assemblies, and components. We provide these services across all the industries we serve, but focus primarily in regulated industries such as medical, complex industrials, aerospace and defense, and next generation telecommunications.

•         Technology Solutions, which involve developing a library of building blocks or reference designs primarily in defense solutions, surveillance systems, radio frequency and high-speed design, and front-end Internet-of-things data collection systems. We often merge these technology solutions with engineering services in support of manufacturing services. Our reference designs can be utilized across a variety of industries but we have significant capabilities for the aerospace and defense markets.

•         Manufacturing Services, which include printed circuit board assemblies (PCBAs) and subsystem assembly, box build and systems integration. Systems integration is often building a finished assembly that includes PCBAs, complex subsystem assemblies, mechatronics, displays, optics, and other components. These final products may be configured to order and delivered directly to the end-customer across all the industries we serve. Manufacturing services also includes precision technology manufacturing comprised of precision machining, advanced metal joining, assembly and functional testing primarily for customers in the test & instrumentation market (which includes semiconductor capital equipment) as well as the medical and aerospace and defense markets.

Our core strength lies in our ability to provide concept-to-production solutions in support of our customers. Our global manufacturing presence increases our ability to respond to our customers’ needs by providing accelerated time-to-market and time-to-volume production of high-quality products – especially for complex products with lower volume and higher mix in regulated markets. These capabilities enable us to build strong strategic relationships with our customers and to become an integral part of their business.

We believe our primary competitive advantages are our engineering services (including product design), technology solutions, and manufacturing services (included electronics and precision technology capabilities) provided by highly skilled personnel. We continue to invest in our business to expand our skills and service offerings from direct customer inputs. We have a closed-loop feedback system in place to respond to customer ideas to enhance our future flexible design and manufacturing solutions in support of the full life cycle of their products. These solutions provide accelerated time-to-market, faster time-to-volume production, and reduced product development costs. Working closely with our customers and responding promptly to their needs, we become an integral part of their process to bring products to market faster and more economically.

In addition, we believe that a strong focus on human capital through the talent we hire and retain is critical to maintaining our competitiveness. We are driving a customer-centric organization with a high degree of accountability and ownership to develop processes necessary to exceed customer expectations and deliver financial performance aligned to our goals. Through our employee feedback process, we solicit and act upon information to improve our company and better support our customers and business processes in the future. We have taken steps to attract the best leaders and are accelerating our efforts to mentor and develop key leaders for the future.

Our Industry

Outsourcing engineering and manufacturing services enables OEMs to concentrate on their core strengths, such as research and development, branding, and marketing and sales. In an outsourcing model, OEMs also benefit from improved efficiencies and reduced production costs, reduced fixed capital investment requirements, improved inventory management, and access to global engineering and manufacturing. OEMs continue to turn to outsourcing to reduce time-to-market and time-to-volume production through utilization of their service providers’ product design and engineering services, technology solutions and manufacturing services.

Outsourcing rates fluctuate periodically, and not all industries we serve are experiencing high outsourcing growth rates. The traditional markets of computing and telecommunications have used the outsourcing model for a number of years and have a lower outsourcing growth potential than the under-penetrated medical, industrials, aerospace and defense, and test & instrumentation markets, which we identify as our higher-value markets. The higher-value markets typically provide the opportunity for higher profitability than the traditional markets and in some cases provide the potential for stable growth. The higher-value markets also align well with Benchmark’s expertise in more complex and highly regulated products, and we believe we are well-positioned to capitalize on increased outsourcing in these markets.

Our Strategy

Our goal is to be the solutions provider of choice to leading OEMs that we perceive offer the greatest potential for profitable growth. To meet this goal, we have implemented the following strategies:

•         Focus on More Complex Products for Customers. EMS providers serve a wide range of OEMs in different industries, such as consumer electronics, internet-focused businesses and information technology equipment. The product scope ranges from easy-to-assemble, low-cost, high-volume products targeted for the consumer market to complicated, state-of-the-art, mission-critical products. Higher volume manufacturing customers in the more traditional markets of computing and telecommunications often compete on price with short product life cycles and require less value-add from EMS providers. Lower-volume manufacturing customers in the medical, industrial, and test & instrumentation markets are often in highly regulated industries where they are increasingly outsourcing higher value-added services to their EMS providers to meet stringent regulatory and time-to-market requirements. In the traditional markets, we focus on customers with more complex requirements such as high-performance computing and next generation telecommunications; in the higher-value markets where outsourcing growth rates are increasing and product life cycles are longer, we focus on customers where there is a strong match between our capabilities and their needs. The ability to serve customers in both markets is important to our strategy. For 2017, 65% of our sales were to customers in the higher-value markets and 35% were to customers in the traditional markets. We have a long-term goal of generating over 70% of our sales from higher-value market customers, which should further expand our margins.

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

•         Maintain and Develop Close, Long-Term Relationships with Customers. Our strategy is to establish long-term relationships with leading OEMs in expanding industries by becoming an integral part of their concept-to-production and full product life cycle requirements. To accomplish this, we rely on our global and local program and general management teams to respond with speed and flexibility to frequently changing customer design specifications and production requirements. We focus on caring for our customers and ensuring that their needs are met and exceeded.

•         Deliver Complete High- and Low-Volume Manufacturing Solutions Globally. OEMs increasingly require a wide range of specialized design engineering and manufacturing services from EMS providers in order to reduce costs and accelerate their time-to-market and time-to-volume production. Building on our integrated engineering and manufacturing capabilities, we offer services from initial product design and test to final product assembly and distribution to OEM customers. Our precision machining and complex mechanical manufacturing, along with our systems integration assembly and direct order fulfillment services allow our customers the potential to reduce product cost and risk of product obsolescence by reducing their total work-in-process and finished goods inventory. These services are available at many of our manufacturing locations. We continue to expand our global capabilities:

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

-        in 2013, we strengthened our capabilities to better serve the aerospace and defense industries and added depth and scope to our new product introduction capabilities on the West Coast; and

-        in 2015, we further enhanced our service offerings by adding capabilities to design and produce encrypted and ruggedized communication systems, avionics displays and military-grade components.

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

•         Continue to Seek Cost Savings and Operational Excellence. We seek to optimize our network of facilities to provide cost-efficient services for our customers. We have a global culture of continuous improvement, sharing best practices and implementing lean principles. We will continue to drive lean and operational excellence initiatives with common global processes that allow us to optimize our cost structure and capacity. In support of our financial goals, we will continue a strong focus on a cash conversion.

•         Pursue Strategic Acquisitions. Our capabilities have continued to grow through acquisitions and we will continue to selectively seek close-to-core bolt-on acquisitions which expand our technical capabilities. In addition to expanding our global footprint, our acquisitions have enhanced our business in the following ways:

-        enhanced customer growth opportunities;

-        developed strategic relationships;

-        broadened service and solution offerings;

-        provided vertical solutions;

-        diversified our market sectors; and

-        added experienced management teams.

We have enhanced our capabilities through acquisitions:

-        In November 2015, we acquired Secure Communication Systems, Inc. and its subsidiaries (collectively, Secure Technology or Secure) (the Secure Acquisition), a leading provider of customized high-performance electronics, sub-systems, and component solutions for mission critical applications in highly regulated industrial, aerospace and defense markets.

-        In October 2013, we acquired the full-service EMS segment of CTS Corporation (the CTS Acquisition). The CTS Acquisition expanded our portfolio of customers in non-traditional and highly regulated markets and strengthened the depth and scope of our new product express capabilities on the West Coast.

-        In June 2013, we acquired Suntron Corporation (the Suntron Acquisition) to better serve customers in the aerospace and defense markets and expand our capabilities in Mexico.

•         Capital Allocation. We will also continue to operate with a balanced approach to capital deployment with ROIC as the key determinant for prioritizing returns of free cash flow to our shareholders. Future investments may include organic growth through targeted investments, close-to-core acquisitions with strong technical capabilities, and a balance between managing our level of outstanding debt and returning capital to shareholders.

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

Engineering Services and Technology Solutions:

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

•         Technology Solutions. We are investing in building blocks and solutions such as Secure defense turnkey design and reference platforms in avionics, ground vehicle electronics, munitions, and soldier platforms that require ruggedization for harsh environments and secure communications. We are developing advanced camera integration technology, high-frequency filters and a data collection network that integrates sensors, radios, gateways for data analytics.

Manufacturing Services: Electronics Manufacturing and Testing Services

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

•      Microelectronics;

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

•      Systems Assembly & Test. We offer a full spectrum of subsystem and system integration services. These include assembly, configuration and testing for all industries we service. We design, develop and build product-specific manufacturing processes utilizing manual, mechanized or fully automated lines to meet our customers’ product volume and quality requirements. We work with our customers to develop product-specific test strategies. Our test capabilities include manufacturing defect analysis, in-circuit tests to check the circuitry of the board and functional tests to confirm that the board or assembly operates in accordance with its final design and manufacturing specifications. We either custom design test equipment and software ourselves or use test equipment and software provided by our customers. We also offer our own internally designed functional test solutions for cost-effective and flexible test solutions, and provide environmental stress tests of assemblies of boards or systems. We also provide product life cycle testing services, such as ongoing reliability testing where units are continuously cycled for extended testing while monitoring for early-life failures.

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

Mechanical Manufacturing Services: Precision Machining and Complex Vertically Integrated Assemblies

In addition to traditional EMS, we offer complex precision machining including full electromechanical assembly and testing services.

•      Precision Technologies Group. We provide vertically integrated precision machining and complex electromechanical assemblies. The processes supporting these include:

•      Complex Small / Medium / Large Precision Machining;

•      Multi-Axis Robotic Grinding for demanding applications such as turbine blades and scientific instruments;

•      Complex Clean Room Assembly and Functional Test;

•      Major Electromechanical Assemblies; and

•      Sheet metal and paint;

•      Large precision and industrial frames; and

•      Advanced metal joining including vacuum chamber welding, electron beam laser and brazing.

Our global network of operations includes manufacturing facilities in seven countries, which are strategically located to support full product life cycle services to our customers. We have domestic facilities in Alabama, Arizona, California, Minnesota, New Hampshire and Texas and international facilities in China, Malaysia, Mexico, the Netherlands, Romania and Thailand. Our network also includes engineering centers leading customer engagements and providing solutions in the Americas, Europe and Asia. Additionally, we are compliant with and/or hold the following certifications and registrations by geography:

	Americas	Europe	Asia
ISO 13485 – Medical	Ö	Ö	Ö
FDA/QSR Compliant – Medical	Ö		Ö
ISO 14971 – Medical Risk Management	Ö
AS9100 – Aerospace	Ö	Ö	Ö
ITAR (International Traffic and Arms)	Ö	Ö
Nadcap (National Aerospace & Defense Assoc. Program)	Ö		Ö
ISO/TS 16949 – Automotive	Ö	Ö	Ö
TL 9000 – Telecommunications	Ö
ANSI ESD20:20	Ö	Ö	Ö
ATEX/ IECEx	Ö
ISO 14001 – Environmental	Ö	Ö	Ö
OHSAS 18001 – Environmental	Ö	Ö	Ö

Supply Chain, Order Fulfillment, and Aftermarket Support Services

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

In support of our engineering services, technology solutions and manufacturing services, we offer our customers a wide array of capabilities from early supply chain design, to order fulfillment to aftermarket services.

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

•      Supply Chain Management. We offer full end-to-end supply chain design, inventory-management and volume-procurement capabilities to provide assurance of supply, optimized cost, and reduce total cycle time. Our materials strategy focuses on leveraging our procurement volume Company-wide while providing local execution for maximum flexibility. We employ a full complement of electronic data interchange transactions with our suppliers to coordinate forecasts, orders, reschedules, and inventory and component lead times. Our enterprise resource planning systems provide product and production information to our supply chain management, engineering change management and floor control systems. Our information systems include a proprietary module that controls serialization, production and quality data for all of our facilities around the world using state-of-the-art statistical process control techniques for continuous process improvements. To enhance our ability to rapidly respond to changes in our customers’ requirements by effectively managing changes in our supply chain, we utilize web-based interfaces and real-time supply chain management software products, which allow for scaling operations to meet customer needs, shifting capacity in response to product demand fluctuations, reducing materials costs and effectively distributing products to our customers or their end-customers.

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

Marketing and Customers

We market our services and solutions primarily through a direct sales force organized by market sector. In addition, our engineering, operational, and executive management teams are an integral part of our sales and marketing approach. We generally enter into supply arrangements with our customers. These arrangements generally govern the conduct of our business with customers relating to, among other things, the design and manufacturing of products that in some cases were previously produced by the customer. The arrangements also generally identify the specific products to be designed and manufactured, quality and production requirements, product pricing and materials management. There can be no assurance that these arrangements will remain in effect or be renewed, but we focus intently on customer care in an effort to anticipate and meet the current and future needs of our customers.

Our key customer accounts are supported by dedicated teams directly responsible for account management. These teams coordinate activities the Benchmark global network to effectively satisfy customer requirements and have direct access to leadership and executive management to quickly address customer concerns. Local program managers and customer account teams further support the global teams and are linked by a comprehensive communications and information management infrastructure. In addition, our executive management is heavily involved in customer relations and devotes significant attention to broadening existing and developing new customer relationships.

The following table sets forth the percentages of our sales by sector for 2017,  2016  and 2015.

Higher-Value Markets	2017	2016	2015
Industrials	20%	23%	25%
A&D	16	16	8
Medical	15	15	14
Testing & Instrumentation	14	11	9
	65%	65%	56%

Traditional Markets	2017	2016	2015
Telecommunications	13%	16%	22%
Computing	22	19	22
	35%	35%	44%
	100%	100%	100%

A substantial percentage of our sales are made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. Sales to our ten largest customers represented 46%, 43% and 47% of our sales in 2017, 2016 and 2015, respectively. In 2017, sales to International Business Machines Corporation and Applied Materials, Inc. represented 12% and 10%, respectively, of our sales. In 2016, no single customer represented 10% or more of our sales. For additional information, see “Risk Factors—The loss of a major customer would adversely affect us” in Item 1A of this Report.

Seasonality

Seasonality in our business has historically been driven by customer and product mix, particularly the industries that our customers serve. Although we have historically experienced higher sales during the fourth quarter, this pattern does not repeat itself every year. In addition, we typically experience our lowest sales volume in the first quarter of each year.

Suppliers

We maintain a network of suppliers of components and other materials used in our operations. We procure components when a purchase order or forecast is received from a customer and occasionally utilize components or other materials for which a supplier is the single source of supply. If any of these single-source suppliers were unable to provide these materials, a shortage of components could temporarily interrupt our operations and lower our profits until an alternate component could be identified and qualified for use. For additional information, see “Risk Factors—Shortages or price increases of components specified by our customers would delay shipments and adversely affect our profitability” in Item 1A of this Report. Although we experience component shortages and longer lead times for various components from time to time, we have generally been able to reduce the impact of component shortages by working with customers to reschedule deliveries, with suppliers to provide the needed components using just-in-time inventory programs, or by purchasing components at somewhat higher prices from distributors rather than directly from manufacturers. In addition, by developing long-term relationships with suppliers, we have been better able to minimize the effects of component shortages compared to manufacturers without such relationships. The goal of these procedures is to reduce our inventory risk.

Backlog

We had sales backlog of approximately $2.0 billion at December 31, 2017, as compared to the 2016 year-end backlog of $1.8 billion. Backlog consists of purchase orders received, and other forecast requirements under customer contracts which can be subject to change. Although we expect to fill substantially all of our year-end backlog during 2018, we do not currently have long-term agreements with all of our customers, and customer orders can be canceled, changed or delayed. The timely replacement of canceled, changed or delayed orders with orders from new customers cannot be assured, nor can there be any assurance that any of our current customers will continue to utilize our services. Because of these factors, our backlog is not a meaningful indicator of future financial results.

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

We periodically generate and temporarily handle limited amounts of materials that are considered hazardous waste under applicable law. We contract for the off-site disposal of these materials and have implemented a waste management program to address related regulatory issues. For additional information, see “Risk Factors—Compliance or the failure to comply with environmental regulations could cause us significant expense” in Item 1A of this Report.

Employees

As of December 31, 2017, we employed approximately 10,600 people, of whom approximately 300 were engaged in design and development engineering. None of our domestic employees are represented by a labor union. In certain international locations, our employees are represented by labor unions and by works councils. Some European countries also often have mandatory legal provisions regarding terms of employment, severance compensation and other conditions of employment that are more restrictive than U.S. laws. We have never experienced a strike or similar work stoppage, and we believe that our employee and labor relations are good.

Segments and International Operations

We have manufacturing facilities in the Americas, Asia and Europe to serve our customers. Benchmark is operated and managed geographically, and management evaluates performance and allocates resources on a geographic basis. We currently operate outside the United States in China, Malaysia, Mexico, the Netherlands, Romania and Thailand. During 2017, 2016 and 2015, 46%, 47% and 50%, respectively, of our sales were from our international operations. See Note 9 and Note 14 of Notes to Consolidated Financial Statements in Item 8 of this Report for segment and geographical information.

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

We are dependent on the success of our customers and the markets in which they operate. When our customers or the markets in which they operate experience declines or grow at a significantly slower pace than anticipated, we may be adversely affected.

We are dependent on the continued growth, viability and financial stability of our customers. Our customers are OEMs of:

•      industrial equipment,

•      equipment for the aerospace and defense industries;

•      telecommunication equipment;

•      computers and related products for business enterprises;

•      medical devices; and

•      testing and instrumentation products.

These markets are subject to rapid technological change, vigorous competition, short product life cycles and consequent product obsolescence. When our customers are adversely affected by these factors, we may be similarly affected.

The loss of a major customer would adversely affect us.

Our sales are dependent on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on us. A substantial percentage of our sales are made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. Sales to our ten largest customers represented 46%, 43% and 47% of our sales in 2017, 2016  and 2015, respectively. In 2017, sales to International Business Machines Corporation and Applied Materials, Inc. represented 12% and 10%, respectively, of our sales.

We expect to continue to depend on sales to our largest customers, and any material delay, cancellation or reduction of orders from these customers or other significant customers would have a material adverse effect on our results of operations. In addition, we generate significant accounts receivable in connection with providing services to our customers. If one or more of our customers were to become insolvent or otherwise unable to pay for the services provided by us, our operating results and financial condition would be adversely affected.

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

Winning business is subject to lengthy, competitive bid selection processes that often require us to incur significant expense, from which we may ultimately generate no revenue.

Our business is dependent on us winning competitive bid selection processes. These selection processes are typically lengthy and can require us to dedicate significant development expenditures and scarce engineering resources in pursuit of a single customer opportunity. Failure to obtain a particular design win may prevent us from obtaining design wins in subsequent generations of a particular product. This can result in lost revenue and could weaken our position in future competitive bid selection processes.

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

During 2017, 2016  and 2015, 46%, 47% and 50%, respectively, of our sales were from our international operations. These international operations are subject to a number of risks, including:

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

•      fluctuations in currency exchange rates, which could affect foreign taxes due, component costs, local payroll, utility and other expenses; and

•      inability to utilize net operating losses incurred by our foreign operations to reduce our U.S. income taxes.

Changes made that impact the way we operate internally could have a negative impact on us and reduce the demand for our foreign manufacturing facilities. Moreover, any retaliatory actions by other countries where we operate could also negatively impact our financial performance.

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

Regulatory, legislative or self-regulatory/standard developments regarding privacy and data security matters could adversely affect our ability to conduct our business.

U.S. privacy and data security laws apply to our various businesses. We also do business globally in countries that have more stringent data protection laws than those in the United States that may be inconsistent across jurisdictions and are subject to evolving and differing interpretations. Governments, privacy advocates and class action attorneys are increasingly scrutinizing how companies collect, process, use, store, share and transmit personal data. In Europe, the General Data Protection Regulation (GDPR) takes effect on May 25, 2018, requiring us to protect the privacy of certain personal data of European Union (EU) citizens. While we expect to implement processes and controls to timely comply with GDPR requirements, the manner in which the EU will interpret and enforce certain provisions remains unclear and we could incur significant fines of up to 4% of worldwide revenue, individual damages and reputational risks if our controls and processes are ineffective and we fail to comply.

We operate in a highly competitive industry; if we are not able to compete effectively in the EMS industry, our business could be adversely affected.

We compete against many providers of electronics manufacturing services. Some of our competitors have substantially greater resources and more geographically diversified international operations than we do. Our competitors Celestica Inc., Flex Ltd., Hon Hai Precision Industry Co., Ltd., Jabil Circuit, Inc., Plexus Corp and Sanmina Corporation, some of whom have greater financial, manufacturing or marketing resources than we do. In addition, we may in the future encounter competition from other large electronic manufacturers that are selling, or may begin to sell, electronics manufacturing services.

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

•      changes in our product mix;

•      changes in tax laws in the jurisdictions in which we operate;

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

Consolidation in the electronics industry could result in a decrease in manufacturing capacity as companies seek to close plants or take other steps to increase efficiencies and realize synergies of mergers, creating increased pricing and competitive pressures for the EMS industry as a whole and our business in particular. In addition, consolidation could also result in an increasing number of very large electronics companies offering products in multiple sectors of the electronics industry. The growth of these large companies, with significant purchasing and marketing power, could also result in increased pricing and competitive pressures for us. Accordingly, industry consolidation could harm our business. We may need to increase our efficiencies to compete and may incur additional restructuring charges.

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

Several countries where we operate allow for tax holidays or provide other tax incentives to attract and retain business. We have obtained holidays or other incentives where available. Our taxes could increase if certain tax holidays or incentives were retracted, or if they were not renewed upon expiration, or tax rates applicable to us in such jurisdictions were otherwise increased. In addition, further acquisitions may cause our effective tax rate to increase. Given the scope of our international operations and our international tax arrangements, changes to the manner in which U.S. based multinational companies are taxed in the U.S. could have a material impact on our financial results and competitiveness.

In 2017, we incurred a net estimated tax expense of $97.7 million due to the one-time mandatory transition tax on the deemed repatriation of undistributed foreign earnings and the re-measurement of U.S. deferred tax assets and liabilities as a result of the U.S. Tax Cuts and Jobs Act (U.S. Tax Reform) enacted in December 2017. In computing our expense, we are allowed under new SEC accounting guidance to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. We consider a number of key estimates we have made with respect to the U.S. Tax Reform to be incomplete due to our continuing analysis of final year-end data and tax positions. Our continuing analysis (which will include evaluation of future U.S. Treasury regulations, administrative interpretations or court decisions interpreting U.S. Tax Reform, accounting interpretations or other developments relating to the U.S. Tax Reform) could affect the measurement of these balances, which could materially affect our tax obligations and effective tax rate. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Income taxes and Note 9 to the Consolidated Financial Statements of this Report for additional information.

We are exposed to intangible asset risk; our goodwill may become impaired.

We have recorded intangible assets, including goodwill, in connection with business acquisitions. We are required to assess goodwill and intangible assets for impairment at least on an annual basis and whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. A significant and sustained decline in our market capitalization could result in material charges in future periods that could be adverse to our operating results and financial position. As of December 31, 2017, we had $191.6 million in goodwill and $85.1 million of identifiable intangible assets. See Note 1(h) to the Consolidated Financial Statements in Item 8 of this Report.

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

We depend significantly on our executive officers and other key personnel. The unexpected loss of the services of any one of these executive officers or other key personnel, or the failure to attract and retain new personnel, could have an adverse effect on us.

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

We have implemented security systems to secure our physical facilities and protect our confidential information, as well as that of our customers and suppliers. Information technology plays an essential role in business; we maintain some of our information systems and, rely on third parties for a portion of our needs. The recent successes of sophisticated hackers have been well publicized and, despite our efforts, we are subject to breach of security systems, which could result in unauthorized access to our facilities and the information we are trying to protect. If unauthorized parties gain physical access to one of our facilities or electronic access to our information systems, or if information is misdirected, lost or stolen during transmission or transport, any theft or misuse of such information could result, among other things, in unfavorable publicity, governmental inquiry and oversight, difficulty in marketing our services, allegations of contractual breach, litigation by affected parties and possible financial obligations for damages related to the theft or misuse of the information, any of which could have a material adverse effect on our revenue, profitability, cash flow and relationships with affected customers. In addition, we rely on our information systems to run our business; despite our efforts to create appropriate redundancies and ensure continuous information flow, even simple failures in these systems resulting from natural disasters or facility damage can lead to supply or production interruptions that result in lost revenue, profits, contractual penalties and reputational damage.

Any delay in the upgrade of our information systems could disrupt our operations and cause unanticipated increases in our costs.

We are currently upgrading our enterprise resource planning system in our manufacturing facilities, which we anticipate taking several years. Failure to complete the upgrade could leave us with sites without the systems capabilities to flexibly support future customer requirements for manufacturing capabilities, data driven analytics and unanticipated increases in costs.

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

As of December 31, 2017, our total outstanding debt (excluding unamortized debt issuance costs) was $211.7 million, substantially all of which represented borrowings under our $230.0 million term loan facility (the Term Loan). Our level of indebtedness could have important consequences. For example, it could:

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

We prepare our financial statements in conformity with U.S. GAAP. These principles are subject to interpretation by the Financial Accounting Standards Board (FASB), the American Institute of Certified Public Accountants, the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in these policies can have a significant effect on our reported results and may affect our reporting of transactions that are completed before a change is announced. Changes to those rules or questions as to how we interpret or implement them may have a material adverse effect on our reported financial results or on the way we conduct business. For example, in May 2014 the FASB issued a new standard (commonly referred to as ASC 606) which will change the way we recognize revenue and significantly expand the disclosures requirements for revenue arrangements. We adopted the requirements of this new standard on January 1, 2018. The Company has determined that the new standard will change the timing of revenue recognition for a significant portion of its business, whereby revenue will be recognized earlier than under the current accounting rules, as we incur costs, as opposed to when units are shipped. This standard will also have material impact to the Company’s balance sheet, primarily related to a reduction in finished goods and work-in-process inventories and an increase in contract assets. New controls will be needed to comply with such changes and we may fail to adequately implement the needed changes. See Note 1(q) of the Notes to the Consolidated Financial Statements in Item 8 of this Report for additional information relating to our adoption of the new revenue recognition standard.

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

The following chart summarizes the approximate square footage of our principal manufacturing facilities by country:

Location	Sq. Ft.

United States:
Alabama	200,000
Arizona	199,000
California	412,000
Minnesota	441,000
New Hampshire	171,000
Texas	155,000
China	326,000
Malaysia	380,000
Mexico	830,000
Netherlands	166,000
Romania	131,000
Thailand	756,000
Total	4,167,000

Our principal manufacturing facilities consist of 1.9 million square feet in facilities that we own, with the remaining 2.3 million square feet in leased facilities whose terms expire between 2018 and 2028. We currently lease our corporate headquarters in Scottsdale, Arizona. This lease consists of approximately 27,000 square feet and expires in 2019. We lease other facilities with a total of 32,000 square feet dedicated to engineering, sales and procurement services.

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

	High	Low

2018
First quarter (through February 26, 2018)	$31.25	$27.05
2017
Fourth quarter	$35.80	$29.00
Third quarter	$35.25	$30.80
Second quarter	$34.45	$30.30
First quarter	$33.45	$29.63
2016
Fourth quarter	$31.20	$24.25
Third quarter	$25.24	$20.55
Second quarter	$23.14	$18.54
First quarter	$23.09	$18.36

The last reported sale price of our common shares on February 26, 2018, as reported by the New York Stock Exchange, was $30.45. There were approximately 500 record holders of our common shares as of February 26, 2018. Because many of our common shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

We have not paid any cash dividends on our common shares in the past. In addition, our credit facility contains financial covenants which could restrict the amount of dividends we may pay to shareholders. We continually reevaluate our capital allocation approach as we manage our level of outstanding debt and the return of capital to our shareholders.

Issuer Purchases of Equity Securities

The following table provides information about the Company’s repurchase of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the quarter ending December 31, 2017, at a total cost of $23.5 million:

(d)
Maximum
Number (or
			(c)	Approximate
			Total Number of	Dollar Value)
			Shares (or Units)	of Shares (or
			Purchased as	Units) that
	(a)		Part of	May Yet Be
	Total Number of	(b)	Publicly	Purchased
	Shares (or	Average Price	Announced	Under the
	Units)	Paid per Share	Plans or	Plans or
Period	Purchased(1)	(or Unit)(2)	Programs	Programs(3)
October 1 to 31, 2017	80,000	$30.57	80,000	$84.4 million
November 1 to 30, 2017	324,517	$30.21	324,517	$74.6 million
December 1 to 31, 2017	375,000	$29.85	375,000	$63.4 million
Total	779,517	$30.08	779,517

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

During 2017, the Company repurchased a total of 1.0 million common shares for $29.3 million at an average price of $30.46 per share. Since 2013, the Company has repurchased a total of 9.9 million common shares for $224.6 million at an average price of $22.57 per share.

Performance Graph

The following graph compares the cumulative total shareholder return on our common shares for the five‑year period commencing December 31, 2012 and ending December 31, 2017, with the cumulative total return of the Standard & Poor’s 500 Stock Index (which does not include Benchmark), and the Peer Group Index, which is composed of Celestica Inc., Flex Ltd., Jabil Circuit, Inc., Plexus Corp and Sanmina Corporation. Dividend reinvestment has been assumed.

	Dec-12	Dec-13	Dec-14	Dec-15	Dec-16	Dec-17
Benchmark Electronics, Inc.	$100.00	$182.20	$178.50	$176.00	$191.20	$139.20
Peer Group	$100.00	$177.30	$153.00	$135.70	$118.40	$101.70
S&P 500	$100.00	$126.40	$137.80	$141.90	$161.20	$166.90

Item 6.  Selected Financial Data.

	Year Ended December 31,
(in thousands, except per share data)	2017	2016	2015	2014	2013
Selected Statements of Income Data
Sales	$2,466,811	$2,310,415	$2,540,873	$2,797,061	$2,506,467
Cost of sales	2,239,114	2,096,952	2,321,619	2,576,745	2,318,841
Gross profit	227,697	213,463	219,254	220,316	187,626
Selling, general and administrative expenses	130,401	113,448	107,462	112,378	97,171
Amortization of intangible assets	10,065	11,838	4,962	3,781	3,302
Restructuring charges and other costs(1)	8,628	12,539	13,861	7,131	9,348
Thailand flood-related items, net
of insurance(2)	—	—	—	(1,571)	(41,325)
Asset impairment charge and other(3)	—	—	—	(1,547)	2,606
Income from operations	78,603	75,638	92,969	100,144	116,524
Interest expense	(9,405)	(9,304)	(2,996)	(1,890)	(1,934)
Interest income	5,370	2,136	1,207	2,048	1,688
Other expense	(1,786)	(282)	(1,141)	(1,673)	(315)
Income tax expense (benefit)(4)	104,747	4,141	(5,362)	17,388	5,018
Net income (loss)	$(31,965)	$64,047	$95,401	$81,241	$110,945

Earnings (loss) per share:(5)
Basic	$ (0.64)	$ 1.30	$ 1.85	$ 1.52	$ 2.05
Diluted	$ (0.64)	$ 1.29	$ 1.83	$ 1.50	$ 2.03

Weighted-average number of shares outstanding:
Basic	49,680	49,298	51,573	53,538	54,213
Diluted	49,680	49,825	52,088	54,222	54,779

	December 31,
(in thousands)	2017	2016	2015	2014	2013
Selected Balance Sheet Data
Working capital	$1,140,354	$1,119,281	$1,055,534	$1,019,538	$932,940
Total assets	2,097,317	1,998,668	1,893,878	1,675,348	1,655,086
Total debt	211,680	223,648	235,193	9,521	10,103
Shareholders’ equity	$1,328,819	$1,365,465	$1,321,904	$1,289,625	$1,226,819

(1)       See Note 17 to the Consolidated Financial Statements for a discussion of the restructuring charges and integration and acquisition-related charges occurring in 2017, 2016 and 2015. Also during 2017, we incurred $3.7 million in costs related to the relocation and transition of our corporate headquarters to Arizona. In 2016, we also recognized $4.3 million of costs in connection with a proxy contest relating to our 2016 annual shareholders meeting, $3.0 million in connection with the separation of our former Chief Executive Officer in September 2016 and $0.4 million in other charges. During 2014 and 2013, the Company recognized restructuring charges totaling $7.1 million and $7.1 million, respectively, related to reductions in workforce and the resizing and closure of certain facilities. Also during 2013, the Company recognized $2.3 million of integration and acquisition-related charges related to the Suntron and CTS acquisitions.

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

(4)       See Note 9 to the Consolidated Financial Statements for a discussion of income taxes. During the fourth quarter of 2017, the Company recorded the estimated impact of the U.S. Tax Reform totaling $97.7 million. During the fourth quarter of 2016, the Company reduced its unrecognized tax benefits reserve by $8.3 million (including penalties and interest). During the fourth quarter of 2015, the Company reduced its deferred tax valuation allowance by $19.5 million and reduced its unrecognized tax benefits reserve by $1.7 million. During the fourth quarter of 2013, the Company reduced its deferred tax valuation allowance in the U.S. by $17.5 million.

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

2017 HIGHLIGHTS

Sales for 2017 were $2.5 billion, a 7% increase from sales of $2.3 billion in 2016. During 2017, sales to customers in our various industry sectors fluctuated from 2016 as follows:

•       Industrials decreased by 8%,

•       A&D increased by 10%,

•       Medical increased by 9%,

•       Test & Instrumentation increased by 42%,

•       Computing increased by 22%, and

•       Telecommunications decreased by 17%.

The overall revenue increase was driven by strong Test & Instrumentation growth in our precision machining serving the semi-capital equipment market, A&D growth primarily from defense programs, Medical growth from higher demand and program ramps from new and existing customers, and Computing strength from existing storage and new security programs.

Our sales depend on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, can adversely affect us. A substantial percentage of our sales are made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. Sales to our ten largest customers represented 46% and 43% of our sales in 2017 and 2016, respectively. In 2017, sales to International Business Machines Corporation and Applied Materials, Inc. represented 12% and 10%, respectively, of our sales. In 2016, no single customer represented 10% or more of our sales.

During 2017, we incurred a $2.7 million charge for the write-down of inventory and a provision to accounts receivable associated with the insolvency of a customer. These net charges increased cost of sales by $1.0 million and SG&A by $1.7 million.

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

We have undertaken initiatives to restructure our business operations with the intention of improving utilization and reducing costs. During 2017, we recognized $4.9 million of restructuring charges  in connection with reductions in workforce of certain facilities primarily in the Americas. In addition, we incurred $3.7 million in costs related to the relocation and transition of our corporate headquarters to Arizona.

Recent Developments

On December 22, 2017, the U.S. Tax Reform was enacted. The legislation significantly changed as of January 1, 2018 U.S. tax law by, among other things, lowering corporate income tax rates from 35% to 21%, repealing the alternative minimum tax (AMT), limiting the deductibility of U.S. interest expense, limiting the ability to utilize net operating losses generated in the future and implementing a territorial tax system. As part of the transition to a territorial system, the U.S. Tax Reform also imposes a one-time transition tax on deemed repatriated earnings of foreign subsidiaries to be recorded as of the period ended December 31, 2017. The provisional net impact of the U.S. Tax Reform for the period ended December 31, 2017 on income tax expense was $97.7 million due to the one-time mandatory transition tax on the deemed repatriation of undistributed foreign earnings and the re-measurement of U.S. deferred tax assets and liabilities as a result of the lower U.S. corporate income tax rate. See Note 9 to the Consolidated Financial Statements in Item 8 of this Report.

To minimize tax base erosion with a territorial tax system, beginning in 2018, the U.S. Tax Reform provides for a new global intangible low-taxed income (GILTI) provision. Under the GILTI provision, certain foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s depreciable tangible assets are included in U.S. taxable income offset by a limited deemed paid foreign tax credit. As a result of our foreign tax holidays in our certain of our foreign jurisdictions, we expect to be subject to GILTI; however, the inclusion is expected to be offset by net operating loss carry forwards in the U.S. We are still evaluating, pending further interpretive guidance, whether to make a policy election to treat the GILTI tax as a period expense or to provide U.S. deferred taxes on foreign temporary differences that are expected to generate GILTI income when they reverse in future years.

We consider the accounting for the U.S. Tax Reform to be incomplete due to the forthcoming guidance and our ongoing analysis of final data and tax positions which may impact these calculations.

RESULTS OF OPERATIONS

The following table presents the percentage relationship that certain items in our Consolidated Statements of Income bear to sales for the periods indicated. The financial information and the discussion below should be read in conjunction with the Consolidated Financial Statements and Notes thereto in Item 8 of this Report.

	Year ended December 31,
	2017	2016	2015
Sales	100.0%	100.0%	100.0%
Cost of sales	90.8	90.8	91.4
Gross profit	9.2	9.2	8.6
Selling, general and administrative expenses	5.3	4.9	4.2
Amortization of intangible assets	0.4	0.5	0.2
Restructuring charges and other costs	0.3	0.5	0.5
Income from operations	3.2	3.3	3.7
Other expense, net	(0.2)	(0.3)	(0.1)
Income before income taxes	3.0	3.0	3.6
Income tax expense (benefit)	4.3	0.2	(0.2)
Net income (loss)	(1.3)%	2.8%	3.8%

2017 Compared With 2016

Sales

As noted above, sales increased 7% in 2017. The percentages of our sales by sector were as follows:

	2017	2016
Higher-Value Markets
Industrials	20%	23%
A&D	16	16
Medical	15	15
Testing & instrumentation	14	11
	65	65
Traditional Markets
Telecommunications	13	16
Computing	22	19
	35	35
Total	100%	100%

Industrials. 2017 sales decreased 8% to $497.1 million from $543.1 million in 2016  primarily as a result of softness across several of our top customers.

Aerospace and Defense. 2017 sales increased 10% to $397.9 million from $361.4 million in 2016 primarily due to increased demand from our defense customers.

Medical. 2017 sales increased 9% to $375.8 million from $346.2 million in 2016  from higher demand and program ramps from new and existing customers.

Testing & Instrumentation. 2017 sales increased 42% to $347.1 million from $243.8 million in 2016. The increase reflected strong growth in our precision machining serving the semi-capital equipment market.

Computing. 2017 sales increased 22% to $541.4 million from $445.4 million in 2016. The increase is primarily due to increased strength from our existing storage customers and new security programs.

Telecommunications. 2017 sales decreased 17% to $307.5 million from $370.5 million in 2016. The decrease is primarily due to sales from new programs not offsetting lower demand from our existing customer base.

Our international operations are subject to the risks of doing business abroad. See Item 1A for factors pertaining to international sales, fluctuations in foreign currency exchange rates and a discussion of potential adverse effects in operating results associated with the risks of doing business abroad. During 2017 and 2016, 46% and 47%, respectively, of our sales were from international operations.

Gross Profit

Gross profit increased 7% to $227.7 million for 2017 from $213.5 million in 2016. During 2017, we incurred a $1.0 million charge for the write-down of inventory associated with the insolvency of a customer. Including the inventory charge, gross profit as a percentage of sales was 9.2%. Excluding the inventory charge, gross profit as a percentage of sales increased to 9.3% from 9.2% in 2016  primarily due to higher sales and a better mix of higher-value sales.

Selling, General and Administrative Expenses

SG&A increased to $130.4 million in 2017 from $113.4 million in 2016.  The increase was primarily a result of increased variable and stock-based compensation, investments in our sales and marketing organization and a $1.7 million charge for a provision to accounts receivable associated with the insolvency of a customer. Including this provision to accounts receivable, SG&A, as a percentage of sales, increased to 5.3% in 2017 from 4.9% in 2016. Excluding this provision to accounts receivable, SG&A as a percentage of sales increased to 5.2% in 2017 from 4.9% in 2016. The increase in SG&A as a percentage of sales related primarily to increased variable and stock-based compensation and the investment in our sales and marketing organization.

Amortization of Intangible Assets

Amortization of intangible assets decreased to $10.1 million in 2017 from $11.8 million in 2016 due primarily to certain customer relationship intangible assets that became fully amortized as of December 31, 2016.

Restructuring Charges and Other Costs

During 2017, we recognized $4.9 million of restructuring charges in connection with reductions in workforce of certain facilities primarily in the Americas. In addition, we incurred $3.7 million in costs related to the relocation and transition of our corporate headquarters to Arizona. During 2016, we recognized $4.7 million of restructuring charges in connection with reductions in workforce of certain facilities primarily in the Americas, and $0.1 million of integration costs. In 2016, we also recognized $4.3 million of costs in connection with a proxy contest relating to our 2016 annual shareholders meeting, $3.0 million in connection with the separation of our former Chief Executive Officer in September 2016 and $0.4 million in other charges. See Notes 2 and 17 to the Consolidated Financial Statements in Item 8 of this Report.

Interest Income

Interest income increased to $5.4 million in 2017 from $2.1 million in 2016 due to investment of higher levels of available cash in interest bearing cash equivalents at higher interest rates.

Income Tax Expense.

Income tax expense of $104.7 million in 2017  represented a 143.9% effective tax rate for 2017, compared with $4.1 million for 2016 that represented an effective tax rate of 6.0%. In 2017, we incurred a net estimated tax expense of $97.7 million due to the one-time mandatory transition tax on the deemed repatriation of undistributed foreign earnings and the re-measurement of U.S. deferred tax assets and liabilities as a result of the U.S. Tax Reform. Also during 2017, we recorded a $1.7 million excess tax benefit for stock based compensation. In 2016, we recorded the reversal of uncertain tax benefits of $8.3 million relating to the expiration of the statute of limitations for a liquidated foreign subsidiary. Excluding these tax items, the effective tax rate would have been 11.9% in 2017 compared to 18.2% in 2016. The decrease in the effective tax rate results primarily from a taxable loss in the U.S. and higher taxable income in geographies with lower tax rates.

We have been granted certain tax incentives, including tax holidays, for our subsidiaries in China, Malaysia and Thailand that will expire at various dates, unless extended or otherwise renegotiated, through 2018 in China, 2021 in Malaysia, and 2028 in Thailand. See Note 9 to the Consolidated Financial Statements in Item 8 of this Report.

Net Income (Loss)

We reported a net loss of $32.0 million, or $0.64 per diluted share for 2017, compared with net income of $64.0 million, or $1.29 per diluted share for 2016. The net decrease of $96.0 million in 2017 is primarily the result of the tax expense related to the effects of the 2017 U.S. Tax Reform discussed above.

2016 Compared With 2015

Sales

Sales for 2016 were $2.3 billion, a 9% decrease from sales of $2.5 billion in 2015. The percentages of our sales by sector were as follows:

	2016	2015
Higher-Value Markets
Industrials	23%	25%
A&D	16	8
Medical	15	14
Testing & instrumentation	11	9
	65	56
Traditional Markets
Telecommunications	16	22
Computing	19	22
	35	44
Total	100%	100%

Industrials. 2016 sales decreased 16% to $543.1 million from $644.2 million in 2015 primarily as a result of broad based end customer demand softness.

Aerospace and Defense. 2016 sales increased 80% to $361.4 million from $201.3 million in 2015 primarily as a result of the Secure Acquisition.

Telecommunications. 2016 sales decreased 35% to $370.5 million from $570.9 million in 2015. The decrease related primarily to a maturing and non-recurring program at one of our top customers and some customers experiencing order declines.

Computing. 2016 sales decreased 19% to $445.4 million from $552.3 million in 2015. The decrease was primarily due to lower demand from most of our Computing customers.

Medical. 2016 sales decreased 1% to $346.2 million from $350.5 million in 2015.

Testing & Instrumentation. 2016 sales increased 10% to $243.8 million from $221.7 million in 2015. The increase stemmed primarily from strong demand from our semi-cap equipment customers.

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

Selling, General and Administrative Expenses

SG&A increased to $113.4 million in 2016 from $107.5 million in 2015, primarily related to the Secure Acquisition and investments in our sales and marketing organization. SG&A expenses, as a percentage of sales were 4.9% and

4.2%, respectively, for 2016 and 2015. The increase in SG&A as a percentage of sales related primarily to the decreased sales volumes and the items noted above.

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

Net Income

We reported net income of $64.0 million, or $1.29 per diluted share for 2016, compared with net income of $95.4 million, or $1.83 per diluted share for 2015. The net decrease of $31.4 million in 2017 derived from the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our organic growth and operations through funds generated from operations and occasional borrowings under our revolving credit facility. Cash and cash equivalents totaled $742.5 million at December 31, 2017 and $681.4 million at December 31, 2016, of which $673.4 million and $626.2 million, respectively, were held outside the U.S. in various foreign subsidiaries.

During the three months ended December 31, 2017, as a result of the U.S. Tax Reform, all cumulative undistributed foreign earnings of our subsidiaries were subject to the U.S. mandatory transition tax, which resulted in a provisional tax expense of $101.6 million. After reduction by U.S. tax loss carryforwards and U.S. tax credit carryforwards, we accrued a provisional U.S. income tax liability of $87.7 million at December 31, 2017. We plan to pay the transition tax liability over an eight-year payment schedule as prescribed by the U.S. Tax Reform. Approximately $7.0 million is payable in less than one year, $14.0 million is payable between 1 to 3 years, another

$14.0 million is payable between 3 to 5 years, and the remaining $52.7 million is payable in more than 5 years. Though these foreign earnings have been deemed to be repatriated from a U.S. federal tax perspective, we have not yet completed our assessment of the U.S. Tax Reform on our plans to reinvest foreign earnings and as such have not changed our prior conclusion that the earnings are indefinitely reinvested.

Cash provided by operating activities was $145.8 million in 2017. The cash provided by operations during 2017 consisted primarily of $32.0 million of net loss, adjusted for $48.7 million of depreciation and amortization, a $6.4 million decrease in accounts receivable, a $87.3 million increase in income tax liabilities, net and a $29.5 million increase in accounts payable. The increase in income tax liabilities is a result of the estimated impact of U.S. Tax Reform. The increase in accounts payable was a result of the timing of payments. Working capital was $1.1 billion at December 31, 2017 and $1.1 billion at December 31, 2016.

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

Cash used in investing activities was $56.1 million in 2017 primarily due to purchases of additional property, plant and equipment totaling $50.8 million. The purchases of property, plant and equipment were primarily for machinery and equipment in the Americas and Asia.

Cash used in financing activities was $31.4 million in 2017. Share repurchases totaled $29.3 million, net principal payments on long-term debt totaled $12.4 million, and we received $11.2 million from the exercise of stock options.

Under the terms of our $430.0 million Credit Agreement, in addition to the Term Loan facility, we have a $200.0 million five-year revolving credit facility to be used for general corporate purposes with a maturity date of November 12, 2020. The Credit Agreement includes an accordion feature pursuant to which total commitments under the facility may be increased by an additional $150.0 million, subject to satisfaction of certain conditions. As of December 31, 2017, we had $207.0 million in borrowings outstanding under the Term Loan facility and $2.6 million in letters of credit outstanding under our revolving credit facility. During 2017, the Company borrowed and repaid $100.0 million of under the revolving credit facility. $197.4 million remains available for future borrowings under the revolving credit facility. See Note 6 to the Consolidated Financial Statements in Item 8 of this Report for more information regarding the terms of the Credit Agreement.

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

As of December 31, 2017, we had cash and cash equivalents totaling $742.5 million and $197.4 million available for borrowings under the Credit Agreement. During the next 12 months, we believe our capital expenditures will approximate $50 to $60 million, principally for machinery and equipment to support our ongoing business around the globe.

In December 2015, our Board of Directors approved the repurchase of up to $100.0 million of our outstanding common shares. As of December 31, 2017, we had $63.4 million remaining under the repurchase program to purchase additional shares. We are under no commitment or obligation to repurchase any particular amount of common shares.

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

Inventory Obsolescence

We purchase inventory based on forecasted demand and record inventory at the lower of cost or market. We write down inventory for estimated obsolescence as necessary in an amount equal to the difference between the cost of inventory and estimated market value based on assumptions of future demands and market conditions. We evaluate our inventory on a quarterly basis based on current and forecasted usage and the latest forecasts of product demand and production requirements from our customers. Customers frequently make changes to their forecasts, which requires us to make changes to our inventory purchases, commitments, and production scheduling and may require us to cancel open purchase commitments with our vendors. This process may lead to on-hand inventory quantities and on-order purchase commitments that exceed our customers’ revised needs, or parts that become obsolete before use in production. We write down excess and obsolete inventory when we determine that our customers are not responsible for it, or if we believe our customers will be unable to fulfill their obligation to ultimately purchase it. If actual market conditions are less favorable than those we projected, additional inventory write-downs may be required.

Income Taxes

We estimate our income tax provision in each of the jurisdictions where we operate, including estimating exposures related to uncertain tax positions. We must also make judgments regarding the ability to realize our deferred tax assets. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. Our valuation allowance as of December 31, 2017 of $15.8 million primarily relates to deferred tax assets from our foreign net operating loss tax carryforwards of $11.8 million.

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

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), which provides guidance on accounting for the tax effects of the U.S. Tax Reform. SAB 118 provides a measurement period that should not extend beyond one year from the U.S. Tax Reform enactment date for companies to complete their accounting of the impact on income taxes. Until the accounting is complete, companies may record provisional estimates. As a result of the U.S. Tax Reform, we have recorded provisional amounts in relation to the accounting of the transition tax in 2017. We consider the accounting of the transition tax and other items as further disclosed in Note 9 to the Consolidated Financial Statements in Item 8 of this Report to be incomplete due to the forthcoming guidance and our ongoing analysis of final data and tax positions which may impact these calculations. We expect to complete our analysis within the measurement period in accordance with SAB 118.

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

Goodwill is tested for impairment on an annual basis, at a minimum, and whenever events and circumstances indicate that the carrying amount may be impaired. Circumstances that may lead to impairment include unforeseen decreases in future performance or industry demand or the restructuring of our operations as a result of a change in our business strategy. We perform a qualitative assessment to determine if goodwill is potentially impaired. If the qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if we elect not to perform a qualitative assessment, then we would be required to perform a quantitative impairment test for goodwill. This two-step process involves determining the fair values of the reporting units and comparing those fair values to the carrying values, including goodwill, of the reporting unit. An impairment loss would be recognized to the extent that the carrying amount exceeds the asset’s fair value. For purposes of performing our goodwill impairment assessment, our reporting units are the same as our operating segments as defined in Note 14 to the Consolidated Financial Statements in Item 8 of this Report. As of both December 31, 2017 and 2016, we had goodwill of approximately $191.6 million associated with our Americas and Asia business segments.

Based on our qualitative assessments of goodwill as of December 31, 2017, 2016 and 2015, we concluded that it was more likely than not that the fair value of our Americas and Asia business segments were greater than their carrying amounts, and therefore no further testing was required.

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

CONTRACTUAL OBLIGATIONS

We have certain contractual obligations that extend beyond 2018 under lease obligations and debt arrangements. Non-cancelable purchase commitments do not typically extend beyond the normal lead-time of several weeks. Purchase orders beyond this time frame are typically cancelable. We do not use off-balance sheet financing techniques other than traditional operating leases, and we have not guaranteed the obligations of any entity that is not one of our wholly owned subsidiaries. The total contractual cash obligations in existence at December 31, 2017 due pursuant to contractual commitments are:

	Payments due by period

		Less than	1-3	3-5	More than
(in thousands)	Total	1 year	years	years	5 years

Operating lease obligations	$69,127	$13,750	$22,428	$13,723	$19,226
Capital lease obligations	9,373	1,712	3,527	3,669	465
Long-term debt obligations	207,000	17,250	189,750	—	—
Deemed repatriation tax (1)	87,692	7,015	14,031	14,031	52,615

Total obligations	$373,192	$39,727	$229,736	$31,423	$72,306

(1)  U.S federal income tax on deemed mandatory repatriation is payable over 8 years pursuant to the U.S. Tax Reform. See Note 9 to the Consolidated Financial Statements in Item 8 of this Report.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2017, we did not have any significant off-balance sheet arrangements. See Note 11 to the Consolidated Financial Statements in Item 8 of this Report.

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

We transact business in various foreign countries and are subject to foreign currency fluctuation risks. We use natural hedging and forward contracts to economically hedge transactional exposure primarily associated with trade accounts receivable, other receivables and trade accounts payable that are denominated in a currency other than the functional currency of the respective operating entity. We do not use derivative financial instruments for speculative purposes. The forward contracts in place as of December 31, 2017 have not been designated as accounting hedges and, therefore, changes in fair value are recorded within our Consolidated Statements of Income.

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

We are also exposed to interest rate risk on borrowings under our Credit Agreement. As of December 31, 2017, we had $207.0 million outstanding on the floating rate term loan facility, and we have an interest rate swap agreement with a notional amount of $155.3 million. Under this swap agreement, we receive variable rate interest rate payments and pay fixed rate interest payments. The effect of this swap is to convert a portion of our floating rate interest expense to fixed interest rate expense. The interest rate swap is designated as a cash flow hedge.

For additional information, see Note 11 to the Notes to Consolidated Financial Statements in Item 8 of this Report.

Item 8.  Financial Statements and Supplementary Data.
BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
(in thousands, except par value)	2017	2016

Assets
Current assets:
Cash and cash equivalents	$742,546	$681,433
Accounts receivable, net of allowance for doubtful accounts of $105
and $2,838, respectively	436,560	440,692
Inventories	397,181	381,334
Prepaid expenses and other assets	42,263	28,057
Income taxes receivable	120	146
Total current assets	1,618,670	1,531,662
Property, plant and equipment, net	186,473	166,148
Goodwill	191,616	191,616
Deferred income taxes	4,034	6,572
Other, net	96,524	102,670
	$2,097,317	$1,998,668

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt and capital lease obligations	$18,274	$12,396
Accounts payable	362,701	326,249
Income taxes payable	11,662	3,534
Accrued liabilities	85,679	70,202
Total current liabilities	478,316	412,381
Long-term debt and capital lease obligations, less current installments	193,406	211,252
Other long-term liabilities	89,749	9,570
Deferred income taxes	7,027	—
Shareholders’ equity:
Preferred stock, $0.10 par value; 5,000 shares authorized, none issued	—	—
Common stock, $0.10 par value; 145,000 shares authorized;
issued and outstanding – 49,143 and 49,330, respectively	4,914	4,933
Additional paid-in capital	634,192	626,306
Retained earnings	697,862	748,402
Accumulated other comprehensive loss	(8,149)	(14,176)
Total shareholders’ equity	1,328,819	1,365,465
Commitments and contingencies
	$2,097,317	$1,998,668

See accompanying notes to consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Consolidated Statements of Income (Loss)

	Year ended December 31,
(in thousands, except per share data)	2017	2016	2015

Sales	$2,466,811	$2,310,415	$2,540,873
Cost of sales	2,239,114	2,096,952	2,321,619
Gross profit	227,697	213,463	219,254
Selling, general and administrative expenses	130,401	113,448	107,462
Amortization of intangible assets	10,065	11,838	4,962
Restructuring charges and other costs	8,628	12,539	13,861
Income from operations	78,603	75,638	92,969
Interest expense	(9,405)	(9,304)	(2,996)
Interest income	5,370	2,136	1,207
Other expense	(1,786)	(282)	(1,141)
Income before income taxes	72,782	68,188	90,039
Income tax expense (benefit)	104,747	4,141	(5,362)
Net income (loss)	$(31,965)	$64,047	$95,401

Earnings (loss) per share:
Basic	$ (0.64)	$ 1.30	$ 1.85
Diluted	$ (0.64)	$ 1.29	$ 1.83

Weighted-average number of shares outstanding:
Basic	49,680	49,298	51,573
Diluted	49,680	49,825	52,088

See accompanying notes to consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)

	Year ended December 31,
(in thousands)	2017	2016	2015

Net income (loss)	$(31,965)	$64,047	$95,401
Other comprehensive income (loss):
Foreign currency translation adjustments	4,977	(1,465)	(3,391)
Unrealized gain (loss) on investments, net of tax	33	21	(31)
Unrealized gain on derivative, net of tax	1,192	286	—
Other	(175)	(2)	(119)
Other comprehensive gain (loss)	6,027	(1,160)	(3,541)
Comprehensive income (loss)	$(25,938)	$62,887	$91,860

See accompanying notes to consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity

					Accumulated
			Additional		other	Total
		Common	paid-in	Retained	comprehensive	shareholders’
(in thousands)	Shares	stock	capital	earnings	loss	equity

Balances, December 31, 2014	52,994	$ 5,300	$ 649,715	$ 644,085	$ (9,475)	$ 1,289,625
Stock-based compensation expense	—	—	7,709	—	—	7,709
Shares repurchased and retired	(3,066)	(307)	(33,477)	(34,581)	—	(68,365)
Stock options exercised	114	11	1,965	—	—	1,976
Vesting of restricted stock units, net
of restricted share forfeitures	160	16	(16)	—	—	—
Shares withheld for taxes	(24)	(2)	(569)	—	—	(571)
Excess tax shortfall of
stock-based compensation	—	—	(330)	—	—	(330)
Net income	—	—	—	95,401	—	95,401
Other comprehensive loss	—	—	—	—	(3,541)	(3,541)
Balances, December 31, 2015	50,178	5,018	624,997	704,905	(13,016)	1,321,904
Stock-based compensation expense	—	—	5,322	—	—	5,322
Shares repurchased and retired	(1,959)	(196)	(21,396)	(20,337)	—	(41,929)
Stock options exercised	928	93	18,732	—	—	18,825
Vesting of restricted stock units, net
of restricted share forfeitures	209	21	(21)	—	—	—
Shares withheld for taxes	(26)	(3)	(565)	—	—	(568)
Excess tax shortfall of
stock-based compensation	—	—	(976)	—	—	(976)
Net income	—	—	—	64,047	—	64,047
Other comprehensive loss	—	—	—	—	(1,160)	(1,160)
Balances, December 31, 2016	49,330	4,933	626,093	748,615	(14,176)	1,365,465
Cumulative effect of accounting change	—	—	213	(213)	—	—
Stock-based compensation expense	—	—	7,815	—	—	7,815
Shares repurchased and retired	(963)	(97)	(10,676)	(18,575)	—	(29,348)
Stock options exercised	582	58	11,150	—	—	11,208
Vesting of restricted stock units	206	21	(21)	—	—	—
Shares withheld for taxes	(12)	(1)	(382)	—	—	(383)
Net income	—	—		(31,965)	—	(31,965)
Other comprehensive income	—	—	—	—	6,027	6,027
Balances, December 31, 2017	49,143	$ 4,914	$ 634,192	$ 697,862	$ (8,149)	$ 1,328,819

See accompanying notes to consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2017	2016	2015

Cash flows from operating activities:
Net income (loss)	$(31,965)	$64,047	$95,401
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	36,668	41,398	42,822
Amortization	12,004	13,741	6,850
Deferred income taxes	9,262	7,055	(12,781)
Asset impairments	42	142	1,201
Gain on the sale of property, plant and equipment	(202)	(224)	(85)
Stock-based compensation expense	7,815	5,322	7,709
Excess tax benefits from stock-based compensation	-	(663)	(481)
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts receivable	6,354	37,573	52,847
Inventories	(14,015)	27,749	3,974
Prepaid expenses and other assets	(10,434)	3,147	(3,202)
Accounts payable	29,542	76,039	(41,388)
Accrued liabilities	13,519	(28)	(4,533)
Income taxes	87,252	(2,210)	(959)
Net cash provided by operations	145,842	273,088	147,375
Cash flows from investing activities:
Proceeds from sales of investments at par	250	200	50
Additions to property, plant and equipment	(50,786)	(30,478)	(37,128)
Proceeds from the sale of property, plant and equipment	280	357	605
Additions to purchased software	(3,720)	(1,856)	(934)
Business acquisitions, net of cash acquired	—	10,750	(229,582)
Other	(2,145)	(218)	188
Net cash used in investing activities	(56,121)	(21,245)	(266,801)
Cash flows from financing activities:
Proceeds from stock options exercised	11,208	18,825	1,976
Excess tax benefits from stock-based compensation	—	663	481
Employee taxes paid for shares withheld	(383)	(568)	(571)
Borrowings under credit agreement	100,000	25,000	250,000
Principal payments on long-term debt and capital lease obligations	(112,396)	(37,301)	(20,676)
Share repurchases	(29,348)	(41,929)	(68,365)
Debt issuance costs	(433)	—	(3,779)
Net cash provided by (used in) financing activities	(31,352)	(35,310)	159,066
Effect of exchange rate changes	2,744	(1,095)	(1,021)
Net increase in cash and cash equivalents	61,113	215,438	38,619
Cash and cash equivalents at beginning of year	681,433	465,995	427,376
Cash and cash equivalents at end of year	$742,546	$681,433	$465,995

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share data, unless otherwise noted)

Note 1—Summary of Significant Accounting Policies

(a) Business

Benchmark Electronics, Inc. (the Company) is a Texas corporation that provides worldwide integrated electronic manufacturing services (EMS), engineering and design services, and precision machining services. The Company provides services to original equipment manufacturers (OEMs) in the following industries: industrial controls, aerospace and defense (A&D), telecommunications, computers and related products for business enterprises, medical devices, and testing and instrumentation. The Company has manufacturing operations located in the United States and Mexico (the Americas), Asia and Europe.

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

(c) Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity at the date of purchase of three months or less to be cash equivalents. Cash equivalents of $581.4 million and $531.8 million at December 31, 2017 and 2016, respectively, consisted primarily of money-market funds and time deposits with an initial term of less than three months.

(d) Allowance for Doubtful Accounts

Accounts receivable are recorded net of allowances for amounts not expected to be collected. In estimating the allowance, management considers a specific customer’s financial condition, payment history, and various information or disclosures by the customer or other publicly available information. Accounts receivable are charged against the allowance after all reasonable efforts to collect the full amount (including litigation, where appropriate) have been exhausted. During 2017, the Company recorded a $1.7 million charge for provisions to accounts receivable associated with the insolvency of a customer.

(e) Inventories

Inventories include material, labor and overhead and are stated at the lower of cost (principally first-in, first-out method) or market.

(f) Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is calculated on the straight-line method over the useful lives of the assets – 5 to 40 years for buildings and building improvements, 2 to 15 years for machinery and equipment, 2 to 12 years for furniture and fixtures and 2 to 8 years for vehicles. Leasehold improvements are amortized on the straight-line method over the shorter of the useful life of the improvement or the remainder of the lease term.

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

Goodwill is tested for impairment on an annual basis, at a minimum, and whenever events and changes in circumstances suggest that the carrying amount may be impaired. Circumstances that may lead to the impairment of goodwill include unforeseen decreases in future performance or industry demand or the restructuring of our operations as a result of a change in our business strategy. A qualitative assessment is allowed to determine if goodwill is potentially impaired. Based on this qualitative assessment, if the Company determines that it is more likely than not that the reporting unit’s fair value is less than its carrying value, then it performs a two-step goodwill impairment test, otherwise no further analysis is required. In connection with its annual goodwill impairment assessments as of December 31, 2017, 2016 and 2015, the Company concluded that goodwill was not impaired.

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

The following table sets forth the calculation of basic and diluted earnings (loss) per share.

	Year Ended December 31,
(in thousands, except per share data)	2017	2016	2015

Net income (loss)	$(31,965)	$64,047	$95,401

Denominator for basic earnings per share – weighted-average number of
common shares outstanding during the period	49,680	49,298	51,573
Incremental common shares attributable to exercise of dilutive options	—	313	318
Incremental common shares attributable to outstanding
restricted stock units	—	214	197
Denominator for diluted earnings per share	49,680	49,825	52,088
Basic earnings (loss) per share	$ (0.64)	$ 1.30	$ 1.85
Diluted earnings (loss) per share	$ (0.64)	$ 1.29	$ 1.83

Potentially dilutive securities totaling 0.6 million common shares in 2017 were not included in the computation of diluted loss per share because their effect would have decreased the loss per share. Options to purchase 0.4 million and 1.3 million common shares in 2016 and 2015, respectively, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

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

(l) Stock-Based Compensation

All share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on their grant date fair values. The total compensation cost recognized for stock-based awards was $7.8 million, $5.3 million and $7.7 million for 2017, 2016 and 2015, respectively. The total income tax benefit recognized in the income statement for stock-based awards was $2.8 million, $1.1 million and $3.1 million for 2017, 2016 and 2015, respectively. The compensation expense for stock-based awards is recognized over the vesting period of the awards using the straight-line method. Awards of restricted shares, restricted stock units and performance-based restricted stock units are valued at the closing market price of the Company’s common shares on the date of grant. For performance-based restricted stock units, compensation expense is based on the probability that the performance goals will be achieved, which is monitored by management throughout the requisite service period. When it becomes probable, based on the Company’s expectation of performance during the measurement period, that more or less than the previous estimate of the awarded shares will vest, an adjustment to stock-based compensation expense is recognized as a change in accounting estimate.

As of December 31, 2017, the unrecognized compensation cost and remaining weighted-average amortization related to stock-based awards were as follows:

Performance-
based
		Restricted	Restricted
	Stock	Stock	Stock
(in thousands)	Options	Units	Units(1)
Unrecognized compensation cost	$ 535	$ 10,738	$ 3,345
Remaining weighted-average amortization period	0.6 years	2.2 years	1.8 years

(1) Based on the probable achievement of the performance goals identified in each award.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average fair value per option granted during 2015 was $8.76. No options were granted during 2017 or 2016. The weighted-average assumptions used to value the options granted during the year ended December 31, 2015 were as follows:

(in thousands)
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

The total cash received as a result of stock option exercises in 2017, 2016 and 2015 was approximately $11.2 million, $18.8 million and $2.0 million, respectively. The actual tax benefit realized as a result of stock option exercises and the vesting of other share-based awards during 2017, 2016 and 2015 was $5.0 million, $3.7 million and $2.1 million, respectively. For 2017, 2016 and 2015, the total intrinsic value of stock options exercised was $7.7 million, $5.1 million and $0.7 million, respectively.

The Company awarded performance-based restricted stock units to employees during 2017, 2016 and 2015. The number of performance-based restricted stock units that will ultimately be earned will not be determined until the end of the corresponding performance periods, and may vary from as low as zero to as high as 2.5 times the target number depending on the level of achievement of certain performance goals. The level of achievement of these goals is based upon the financial results of the Company for the last full calendar year within the performance period. The performance goals consist of certain levels of achievement using the following financial metrics: revenue growth, operating margin expansion, and return on invested capital. If the performance goals are not met based on the Company’s financial results, the applicable performance-based restricted stock units will not vest and will be forfeited. Shares subject to forfeited performance-based restricted stock units will be available for issuance under the Company’s 2010 Omnibus Incentive Compensation Plan (the 2010 Plan).

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

The Company’s financial instruments include cash equivalents, accounts and other receivables, accounts payable, accrued liabilities and long-term debt and capital lease obligations. The Company believes that the carrying values of these instruments approximate their fair value. As of December 31, 2017, all of the Company’s long-term investments and derivative instruments were recorded at fair value using Level 3 inputs. See Note 11.

(o) Foreign Currency

For foreign subsidiaries using the local currency as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expenses are translated at average exchange rates. The effects of these translation adjustments are reported in other comprehensive income. Exchange losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in other expense and totaled approximately $2.1 million, $0.5 million and $2.3 million in 2017, 2016 and 2015, respectively. These amounts include the amount of gain (loss) recognized in income due to forward currency exchange contracts.

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

(q) New Accounting Pronouncements

Adopted in 2017

Effective January 1, 2017, the Company adopted a new accounting standards update that simplifies several aspects of the accounting for employee share-based payment transactions, including accounting for income taxes, forfeitures, and statutory withholding requirements, as well as classification in the Consolidated Statements of Cash Flows. As required by this standard, excess tax benefits recognized on stock-based compensation expense are reflected in the accompanying Consolidated Income Statement as a component of the provision for income taxes on a prospective basis (See Note 9). As a result of including the income tax effects from excess tax benefits in income tax expense, the effects of the excess tax benefits are no longer included in the calculation of diluted shares outstanding, resulting in an increase in the number of diluted shares outstanding. The Company adopted this change in the method of calculating diluted shares outstanding on a prospective basis. Additionally, excess tax benefits or deficiencies recognized on stock-based compensation expense are classified as an operating activity in the accompanying Consolidated Statements of Cash Flows. The Company has applied this provision prospectively. Additionally, the Company is now required to present the cost of shares withheld from the employee to satisfy the employees’ income tax liability as a financing activity on the statement of cash flows rather than as an operating cash flow. The Company adopted this change retrospectively. As a result, in both of the years ended December 31, 2016 and 2015, net cash provided by operations increased by $0.6 million with a corresponding offset to net cash used in financing activities. The standard also allows for the option to account for forfeitures as they occur when determining the amount of compensation cost to be recognized, rather than estimating expected forfeitures over the course of a vesting period. The Company elected to account for forfeitures as they occur. The net cumulative effect to the Company from the adoption of this accounting standard update was an increase to paid-in capital of $0.2 million and a reduction to retained earnings of $0.2 million.

Effective January 1, 2017, the Company adopted an accounting standards update which applies to inventory that is measured using first-in, first-out or average cost, with new guidance on simplifying the measurement of inventory. Inventory within the scope of this update is required to be measured at the lower of its cost or net realizable value, with net realizable value being the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The adoption of this update by the Company did not have a material impact on the Company’s consolidated financial statements.

Adopted in 2018

In May 2017, the Financial Accounting Standards Board (FASB) issued a new accounting standards update that provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. This update is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The Company is evaluating the impact of the adoption of this guidance on its consolidated financial statements and related disclosures but does not expect it to have a material impact. The Company adopted the new guidance effective January 1, 2018.

In August 2016, the FASB issued a new accounting standards update, which seeks to reduce the existing diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The Company adopted this new update effective January 1, 2018.

In May 2014, the FASB issued a new standard (commonly referred to as ASC 606), which will change the way the Company recognizes revenue and significantly expands the disclosure requirements for revenue arrangements. The new standard is effective for annual reporting periods beginning after December 15, 2017.

The Company adopted the requirements of the new standard on January 1, 2018 using the full retrospective transition method. We will adjust prior period consolidated financial statements to reflect full retrospective adoption beginning with the Quarterly Report on Form 10-Q for the first quarter of 2018. As ASC 606 supersedes substantially all existing revenue guidance affecting the Company under current U.S. GAAP, it will impact revenue and cost recognition across its business, as well as its business processes. The Company has substantially completed the implementation of changes to internal controls over financial reporting to allow the Company to timely compile the information needed to account for transactions under this new guidance and to adjust its prior periods’ consolidated financial statements.

Under ASC 606, revenue will be recognized as or when the customer obtains control of the goods or services promised in the contract. Given the nature of the terms and conditions in substantially all of the Company’s customer contracts, the customer obtains control as the Company performs work under the contract. For these contracts, the Company expects to recognize revenue over time. Revenue for all other goods will be recognized at a point in time, upon transfer of control of the product to the customer (i.e., effectively no change to current accounting).

The Company currently recognizes the majority of its manufacturing revenue when title and risk of ownership have passed, the price to the buyer is fixed or determinable and recoverability is reasonably assured, which generally is when the goods are shipped. Under ASC 606, the Company will recognize revenue over time for a significant majority of its manufacturing contracts. This will change the timing of revenue recognition for a significant portion of the Company’s business, whereby revenue will be recognized earlier than under the current accounting rules. ASC 606 will also have material impacts to the Company’s balance sheet, primarily related to a reduction in finished goods and work-in-process inventories and an increase in contract assets.

The Company has completed its preliminary assessment of adopting ASC 606 on the Company’s 2017 and 2016 operating results, which will reduce diluted earnings per share by approximately $0.02 for 2017 and increase diluted earnings per share by approximately $0.02 for 2016. The impact of adopting ASC 606 on the Company’s 2017 and 2016 operating results may not be indicative of the adoption impacts in future periods or of its operating performance. Total net cash provided by operating activities and net cash used by investing and financing activities on its consolidated statements of cash flows will not be impacted by the adoption of ASC 606.

Not Yet Adopted

In February 2018, the FASB issued new accounting guidance on the reclassification of certain tax effects from accumulated other comprehensive income to retained earnings. This optional guidance is effective January 1, 2019, with early adoption permitted. The Company is evaluating whether it will adopt this new guidance along with any impacts on the Company’s financial position, results of operations and cash flows, none of which are expected to be material.

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

The following summary pro forma condensed consolidated financial information reflects the Secure Acquisition as if it had occurred on January 1, 2015 for purposes of the statements of income. This summary pro forma information is not necessarily representative of what the Company’s results of operations would have been had these acquisitions in fact occurred on January 1, 2015, and is not intended to project the Company’s results of operations for any future period.

Pro forma condensed consolidated financial information for the year ended December 31, 2015 (unaudited):

(in thousands)
Net sales	$2,622,246
Net income	$95,595

Note 3—Inventories

Inventory costs are summarized as follows:

	December 31,
(in thousands)	2017	2016
Raw materials	$258,228	$233,111
Work in process	108,535	113,496
Finished goods	30,418	34,727
	$397,181	$381,334

Note 4—Property, Plant and Equipment

Property, plant and equipment consists of the following:

	December 31,
(in thousands)	2017	2016
Land	$6,169	$6,169
Buildings and building improvements	90,577	90,330
Machinery and equipment	476,466	445,537
Furniture and fixtures	8,468	8,089
Vehicles	1,244	1,231
Leasehold improvements	25,153	21,167
Construction in progress	10,439	—
	618,516	572,523
Less accumulated depreciation	(432,043)	(406,375)
	$186,473	$166,148

Note 5—Goodwill and Other Intangible Assets

The changes each year in goodwill allocated to the Company’s reportable segments were as follows:

(in thousands)	Americas	Asia	Total
Goodwill as of December 31, 2014	$7,868	$38,102	$45,970
Acquisition	153,320	—	153,320
Goodwill as of December 31, 2015	161,188	38,102	199,290
Purchase accounting adjustments	(7,674)	—	(7,674)
Goodwill as of December 31, 2016	$153,514	$38,102	$191,616
Goodwill as of December 31, 2017	$153,514	$38,102	$191,616

The purchase accounting adjustments in 2016 related to the Secure Acquisition were based on management’s estimates resulting from review of information obtained after the acquisition that related to facts and circumstances that existed at the acquisition date. See Note 2.

Other assets consist primarily of acquired identifiable intangible assets and capitalized purchased software costs. Acquired identifiable intangible assets as of December 31, 2017 and 2016 were as follows:

	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
Customer relationships	$100,200	$(34,372)	$65,828
Purchased software costs	35,328	(29,612)	5,716
Technology licenses	28,800	(17,887)	10,913
Trade names and trademarks	7,800	—	7,800
Other	868	(261)	607
Intangible assets, December 31, 2017	$172,996	$(82,132)	$90,864

	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
Customer relationships	$100,053	$(27,883)	$72,170
Purchased software costs	31,582	(28,508)	3,074
Technology licenses	26,800	(14,189)	12,611
Trade names and trademarks	7,800	—	7,800
Other	868	(237)	631
Intangible assets, December 31, 2016	$167,103	$(70,817)	$96,286

Customer relationships are being amortized on a straight-line basis over a period of 10 to 14 years. Capitalized purchased software costs are amortized straight-line over the estimated useful life of the related software, which ranges from 2 to 10 years. Technology licenses are being amortized over their estimated useful lives in proportion to the economic benefits consumed. During 2017, 2016 and 2015, $3.7 million, $1.9 million and $0.9 million, respectively, of purchased software costs were capitalized. During 2015, in connection with the Secure Acquisition, the Company acquired trade names and trademarks that have been determined to have an indefinite life. Amortization on the statements of cash flow for 2017, 2016 and 2015 was as follows:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Amortization of intangible assets	$10,065	$11,838	$4,962
Amortization of capitalized purchased software costs	1,078	1,147	1,785
Amortization of debt costs	861	756	103
	$12,004	$13,741	$6,850

The increased amortization of intangible assets in 2016 reflects the impact of the Secure Acquisition. See Note 2.

The estimated future amortization expense of acquired intangible assets for each of the next five years is as follows (in thousands):

Year ending December 31,	Amount
2018	$ 11,069
2019	10,999
2020	10,198
2021	7,160
2022	7,136

Note 6—Borrowing Facilities

Long-term debt and capital lease obligations outstanding as of December 31, 2017 and 2016 consists of the following:

	December 31,
(in thousands)	2017	2016
Term loan	$207,000	$218,500
Capital lease obligations	7,172	8,068
Total principal amount	214,172	226,568
Less unamortized debt issuance costs	2,492	2,920
Long-term debt and capital lease obligations	$211,680	$223,648

		Unamortized
		Debt
		Issuance
(in thousands)	Principal	Costs
Term loan, due in 2020	$207,000	$2,492
Capital lease obligations, due in 2023	7,172	—
Total	$214,172	$2,492

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

The Term Loan is payable in minimum quarterly principal installments of $4.3 million in 2018, $5.8 million in 2019, and $8.6 million in 2020, with the balance payable on the maturity date.

Interest on outstanding borrowings under the Credit Agreement accrues, at our option, at (a) the adjusted London interbank offered rate (LIBOR) plus 1.25% to 2.25%, or (b) the alternative base rate plus 0.25% to 1.25%, and is payable quarterly in arrears. The alternative base rate is equal to the highest of (i) the Administrative Agent’s prime rate, (ii) the federal funds rate plus 0.50% and (iii) the adjusted LIBOR rate plus 1.00%. The margin on the interest rates fluctuates based upon the ratio of the Company’s debt to its consolidated EBITDA.  As of December 31, 2017, $155.3 million of the outstanding debt under the Credit Agreement was effectively at a fixed interest rate as a result of a $155.3 million notional amount of interest rate swap contract discussed in Note 11. A commitment fee of 0.30% to 0.40% per annum (based on the debt to EBITDA ratio) on the unused portion of the revolving credit line is payable quarterly in arrears.

The Credit Agreement is generally secured by a pledge of (a) all the capital stock of the Company’s domestic subsidiaries and 65% of the capital stock of its directly owned foreign subsidiaries, (b) any debt owed to Benchmark and its subsidiaries and (c) all or substantially all other personal property of Benchmark and its domestic subsidiaries (including, accounts receivable, inventory and fixed assets of Benchmark and its domestic subsidiaries), in each case, subject to customary exceptions and limitations. The Credit Agreement contains financial covenants as to debt leverage and interest coverage, and certain customary affirmative and negative covenants, including restrictions on our ability to incur additional debt and liens, pay dividends, repurchase shares, sell assets and merge or consolidate with other persons. Amounts due under the Credit Agreement may be accelerated upon specified events of default, including a failure to pay amounts due, breach of a covenant, material inaccuracy of a representation, or occurrence of bankruptcy or insolvency, subject, in some cases, to cure periods.  As of December 31, 2017 and 2016, the Company was in compliance with all of these covenants and restrictions.

As of December 31, 2017, the Company had $207.0 million in borrowings outstanding under the Term Loan facility and $2.6 million in letters of credit outstanding under the revolving credit facility. The Company has $197.4 million available for future borrowings under the revolving credit facility.

The Company’s Thailand subsidiary has a multi-purpose credit facility with Kasikornbank Public Company Limited (the Thai Credit Facility) that provides for 350 million Thai baht working capital availability. The Thai Credit Facility is secured by land and buildings in Thailand owned by the Company’s Thailand subsidiary. Availability of funds under the Thai Credit Facility is reviewed annually and is currently accessible through October 2018. As of both December 31, 2017 and 2016, there were no working capital borrowings outstanding under the facility.

The aggregate maturities of long-term debt and capital lease obligations for each of the five years subsequent to December 31, 2017 are as follows: 2018, $18.3 million; 2019, $24.2 million; 2020, $168.1 million; 2021, $1.5 million; and 2022, $1.7 million.

Note 7—Commitments

The Company leases certain manufacturing equipment, office equipment, vehicles and office, warehouse and manufacturing facilities under operating leases. Some of the leases provide for escalation of the lease payments as maintenance costs and taxes increase. The leases expire at various times through 2028. Leases for office space and manufacturing facilities generally contain renewal options. Rental expense for 2017, 2016 and 2015 was $15.8 million, $14.4 million and $13.5 million, respectively.

The Company is obligated under a capital lease that expires in 2023. As of December 31, 2017, property, plant and equipment included the following amounts under this capital lease obligation (in thousands):

Buildings and building improvements	$12,207
Less accumulated depreciation	(8,263)
$3,944

Capital lease obligations outstanding consist of the following:
	December 31,
(in thousands)	2017	2016
Capital lease obligations	$7,172	$8,068
Less current installments	1,025	896
Capital lease obligations, less current installments	$6,147	$7,172

Future minimum capital lease payments and future minimum lease payments under noncancelable operating leases are as follows (in thousands):

	Capital	Operating
Year ending December 31,	Leases	Leases
2018	$1,712	$13,750
2019	1,746	12,342
2020	1,781	10,086
2021	1,816	7,980
2022	1,853	5,743
Thereafter	465	19,226
Total minimum lease payments	$9,373	$69,127
Less: amount representing interest	2,201
Present value of minimum lease payments	7,172
Less: current installments	1,025
Capital lease obligations, less current installments	$6,147

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

Note 8—Common Stock and Stock-Based Awards Plans

In December 2015, the Board of Directors approved the repurchase of up to $100.0 million of the Company’s outstanding common shares. As of December 31, 2017, the Company had $63.4 million remaining under the program to repurchase additional shares.

Share purchases may be made in the open market, in privately negotiated transactions or block transactions, at the discretion of the Company’s management and as market conditions warrant. Purchases will be funded from available cash and may be commenced, suspended or discontinued at any time without prior notice. Shares repurchased under the program are retired. During 2017, the Company repurchased a total of 1.0 million common shares for $29.3 million at an average price of $30.46 per share. During 2016, the Company repurchased a total of 2.0 million common shares for $41.9 million at an average price of $21.40 per share. During 2015, the Company repurchased a total of 3.1 million common shares for $68.4 million at an average price of $22.27 per share.

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

As of December 31, 2017, 3.1 million additional common shares were available for issuance under the Company’s 2010 Plan.

The following table summarizes activities related to the Company’s stock options:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
(in thousands, except per share data)	Options	Price	Term (Years)	Value
Outstanding as of December 31, 2014	2,437	$ 20.07
Granted	289	23.14
Exercised	(114)	17.39
Forfeited or expired	(32)	23.40
Outstanding as of December 31, 2015	2,580	20.49
Exercised	(928)	20.29
Forfeited or expired	(455)	23.49
Outstanding as of December 31, 2016	1,197	19.51
Exercised	(582)	19.28
Forfeited or expired	(19)	19.76
Outstanding as of December 31, 2017	596	$ 19.72	5.28	$5,592

Exercisable as of December 31, 2017	443	$ 18.56	3.65	$4,667

The aggregate intrinsic value in the table above is before income taxes and is calculated as the difference between the exercise price of the underlying options and the Company’s closing stock price as of the last business day of 2017 for options that had exercise prices that were below the closing price.

As of December 31, 2017, 2016 and 2015, the number of options exercisable was 0.4 million, 0.9 million and 1.8 million, respectively, and the weighted-average exercise price of those options was $18.56, $18.53 and $20.19, respectively.

During 2016, the Company’s remaining outstanding restricted shares vested, and, as of December 31, 2016 and 2017, the Company had no restricted shares outstanding. Restricted stock units, time-based and performance-based, remain outstanding as detailed below.

The following table summarizes the activities related to the Company’s time-based restricted stock units:

		Weighted-
		Average
	Number of	Grant Date
(in thousands, except per share data)	Units	Fair Value
Non-vested awards outstanding as of December 31, 2014	412	$ 20.33
Granted	228	23.06
Vested	(161)	20.51
Forfeited	(12)	21.03
Non-vested awards outstanding as of December 31, 2015	467	21.59
Granted	392	22.71
Vested	(209)	21.07
Forfeited	(125)	21.85
Non-vested awards outstanding as of December 31, 2016	525	22.57
Granted	314	31.56
Vested	(206)	21.84
Forfeited	(40)	24.21
Non-vested awards outstanding as of December 31, 2017	593	$ 27.47

The following table summarizes the activities related to the Company’s performance-based restricted stock units:

		Weighted-
		Average
	Number of	Grant Date
(in thousands, except per share data)	Units	Fair Value
Non-vested units outstanding as of December 31, 2014	274	$ 18.56
Granted(1)	85	22.93
Forfeited	(53)	18.57
Non-vested units outstanding as of December 31, 2015	306	19.77
Granted(1)	184	21.63
Forfeited	(263)	19.64
Non-vested units outstanding as of December 31, 2016	227	21.43
Granted(1)	172	31.60
Forfeited	(53)	18.81
Non-vested units outstanding as of December 31, 2017	346	$ 26.88

(1)   Represents target number of units that can vest based on the achievement of the performance goals.

Note 9—Income Taxes
Income tax expense (benefit) based on income before income taxes consisted of the following:
	Year Ended December 31,
(in thousands)	2017	2016	2015
Current:
U.S. Federal	$85,634	$(1,033)	$619
State and local	804	498	798
Foreign	9,047	(2,379)	6,002
	95,485	(2,914)	7,419
Deferred:
U.S. Federal	10,177	3,926	(12,322)
State and local	(213)	1,196	1,194
Foreign	(702)	1,933	(1,653)
	9,262	7,055	(12,781)
	$104,747	$4,141	$(5,362)

Worldwide income (loss) before income taxes consisted of the following:
	Year Ended December 31,
(in thousands)	2017	2016	2015
United States	$(12,131)	$6,520	$18,599
Foreign	84,913	61,668	71,440
	$72,782	$68,188	$90,039

Income tax expense differed from the amounts computed by applying the U.S. Federal statutory income tax rate to income before income taxes as a result of the following:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Tax at statutory rate	$25,474	$23,866	$31,514
State taxes, net of federal tax effect	384	1,102	1,295
Effect of foreign operations and tax incentives	(20,703)	(15,496)	(21,820)
Change in valuation allowance	(203)	(1,152)	(19,640)
Excess tax-benefits of stock-based compensation	(1,658)	—	—
Provisional impact of U.S. Tax Reform	97,707	—	—
Losses in foreign jurisdictions for which no benefit has
been provided	106	2,106	3,711
Change in uncertain tax benefits reserve	—	(8,270)	(1,653)
Other	3,640	1,985	1,231
Total income tax expense	$104,747	$4,141	$(5,362)

The U.S. Tax Cuts and Jobs Act (U.S. Tax Reform), which was signed into law on December 22, 2017, significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a transition tax on deemed repatriated earnings of foreign subsidiaries. The Tax Reform Act reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. Under the accounting rules, companies are required to recognize the effects of changes in tax laws and tax rates on deferred tax assets and liabilities in the period in which the new legislation is enacted.

As of December 31, 2017, the Company had approximately $928 million in cumulative undistributed foreign earnings outside the U.S. All of these undistributed earnings are subject to the U.S. mandatory transition tax and are eligible to be repatriated to the U.S. without additional U.S. tax under the U.S. Tax Reform. As of December 31, 2017, the Company has provisional income tax expense of $101.6 million for the estimated mandatory deemed repatriation of undistributed foreign earnings. After reduction by U.S. tax loss carryforwards and U.S. tax credit carryforwards, the Company accrued U.S. income tax liabilities of $87.7 million in 2017. The Company intends to pay this estimated tax liability over an eight-year payment schedule as prescribed by the U.S. Tax Reform. As such, other long-term liabilities includes $80.7 million of this estimated liability. Though these foreign earnings have been deemed to be repatriated from a U.S. federal tax perspective, the Company has not yet completed its assessment of the U.S. Tax Reform on its plans to reinvest foreign earnings and as such has not changed its prior conclusion that the earnings are indefinitely reinvested. The repatriation tax is based on currently available information and technical guidance related to the new tax law. The provisional estimate will be updated when additional information related to undistributed foreign earnings, foreign taxes and foreign cash and equivalents becomes available, prepared and analyzed.

In addition, as a result of the reduction in the U.S. corporate income tax rate from 35% to 21%, the Company remeasured its ending net deferred tax liabilities at December 31, 2017 and recognized a provisional $3.9 million deferred tax benefit.

Given the significance of the legislation, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), which provides guidance on accounting for the tax effects of the Tax Reform Act. SAB 118 provides a measurement period that should not extend beyond one year from the U.S. Tax Reform enactment date for companies to complete their accounting. The Company has recognized the provisional tax impacts related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. These preliminary estimates are subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provisions of the U.S. Tax Reform, changes to certain estimates and amounts related to the earnings and profits of certain subsidiaries and the filing our tax returns. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the U.S. Tax Reform may require further adjustments and changes in the Company’s estimates. The Company will finalize its accounting of the impact no later than the fourth quarter of 2018.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:
	December 31,
(in thousands)	2017	2016
Deferred tax assets:
Carrying value of inventories	$2,474	$2,400
Accrued liabilities and allowances deductible for tax purposes on a cash basis	6,387	5,663
Goodwill	2,732	4,814
Stock-based compensation	2,359	3,856
Net operating loss carryforwards	22,096	38,988
Tax credit carryforwards	2,007	8,688
Other	5,924	6,812
	43,979	71,221
Less: valuation allowance	(15,823)	(16,026)
Net deferred tax assets	28,156	55,195

Deferred tax liabilities:
Plant and equipment, due to differences in depreciation	(8,543)	(11,499)
Intangible assets, due to differences in amortization	(20,891)	(35,492)
Other	(1,715)	(1,632)
Gross deferred tax liability	(31,149)	(48,623)
Net deferred tax asset (liability)	$(2,993)	$6,572

The net deferred tax asset (liability) is classified as follows:
Long-term asset	$4,034	$6,572
Long-term liability	(7,027)	—
Total	$(2,993)	$6,572

All deferred taxes are classified as non-current on the balance sheet as of December 31, 2017 and 2016. All deferred tax assets and liabilities are offset and presented as a single net noncurrent amount by each tax jurisdiction. During 2017, the Company utilized its U.S. federal tax loss carryforwards, and various US federal tax credit carryforwards against the provisional mandatory deemed repatriation tax.

The net change in the total valuation allowance for 2017, 2016 and 2015 was a decrease of $0.2 million, $1.2 million and $19.5 million, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances as of December 31, 2017. During 2015, the Company evaluated the recoverability of its deferred tax assets using the criteria described above and concluded that the Company’s projected future taxable income in the U.S. is sufficient to utilize additional net operating loss carryforwards and other deferred tax assets. As a result, during 2015, the Company reduced its valuation allowance by $19.6 million.

As of December 31, 2017, the Company had $32.4 million in U.S. Federal operating loss carryforwards which will expire from 2025 to 2036; state operating loss carryforwards of approximately $77.5 million which will expire from 2018 to 2031; foreign operating loss carryforwards of approximately $24.6 million with indefinite carryforward periods; and foreign operating loss carryforwards of approximately $25.7 million which will expire at varying dates through 2027. The utilization of these net operating loss carryforwards is limited to the future operations of the Company in the tax jurisdictions in which such carryforwards arose. The Company has state tax credit carryforwards of $2.0 million which will expire at varying dates through 2036.

The Company has been granted certain tax incentives, including tax holidays, for its subsidiaries in China, Malaysia and Thailand that will expire at various dates, unless extended or otherwise renegotiated, through 2018 in China, 2021 in Malaysia and 2028 in Thailand, and are subject to certain conditions with which the Company expects to comply. The net impact of these tax incentives was to lower income tax expense for 2017, 2016, and 2015 by approximately $7.2 million (approximately $0.15 per diluted share), $6.7 million (approximately $0.13 per diluted share) and $13.7 million (approximately $0.26 per diluted share), respectively, as follows:

	Year Ended December 31,
(in thousands)	2017	2016	2015
China	$1,398	$1,302	$5,347
Malaysia	4,295	2,346	2,075
Thailand	1,545	3,068	6,271
	$7,238	$6,716	$13,693

The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. As of December 31, 2017, the total amount of the reserve for uncertain tax benefits including interest and penalties was $0.8 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

	December 31,
(in thousands)	2017	2016	2015
Balance as of January 1	$7,791	$13,114	$14,756
Additions related to current year tax positions	220	—	—
Decreases as a result of a lapse of applicable statute of
limitations in current year	—	(5,079)	(1,653)
Additions related to prior year tax positions	894	89	800
Decreases related to prior year tax positions	(8,197)	(333)	(789)
Balance as of December 31	$708	$7,791	$13,114

During 2017, the Company released $0.9 million of uncertain tax benefits related to the liquidation of a foreign subsidiary company. Also during 2017, the Company received a denial of its appeal to the local tax authorities related to an examination for a subsidiary in Thailand for the years 2004 to 2005. Consequently, the Company recorded $0.9 million of additional accruals for uncertain tax benefits. The Company decided not to challenge this decision, therefore, the $7.3 million reserve for uncertain tax benefits was written off. This decrease in the unrecognized tax benefit reserve did not impact the Company’s effective tax rate. The decrease in the reserve during 2016 of $5.1 million was a result of the expiration of the statute of limitations for a foreign subsidiary that was liquidated in 2011 and closed its operations in 2005. The decrease in the reserve during 2015 of $1.7 million was the result of the expiration of the statute of limitations for a dormant foreign subsidiary in Thailand.

The reserve is classified as a current or long-term liability in the consolidated balance sheet based on the Company’s expectation of when the items will be settled. The Company records interest expense and penalties accrued in relation to uncertain income tax benefits as a component of current income tax expense. The amount of accrued potential interest on unrecognized tax benefits included in the reserve as of December 31, 2017 is $0.1 million. There was no reserve for potential penalties. The decrease in the reserve relating to interest and penalties on unrecognized tax benefits from $3.3 million in 2015 to $0.1 million in 2016 results from the corresponding reduction for the Thailand subsidiary discussed above. The total amount of interest and penalties included in income tax expense was $0.1 million during 2015. The Company did not incur any interest and penalties in 2017 or 2016.

The Company and its subsidiaries in Brazil, China, Ireland, Luxembourg, Malaysia, Mexico, the Netherlands, Romania, Singapore, Thailand and the United States remain open to examination by the various local taxing authorities, in total or in part, for fiscal years 2011 to 2017.

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

Sales to the ten largest customers represented 46%, 43% and 47% of total sales for 2017, 2016 and 2015, respectively. Sales to our largest customers were as follows for the indicated periods:

	Year ended December 31,
(in thousands)	2017		2016		2015
International Business Machines Corporation	$284,636	$	*		$284,098
Applied Materials, Inc.	$248,183	$	*	$	*

* amount is less than 10% of total.

Note 11—Financial Instruments and Concentration of Credit Risk

The Company’s financial instruments include cash equivalents, accounts and other receivables, accounts payable, accrued liabilities and long-term debt and capital lease obligations. The Company believes that the carrying values of these instruments approximate fair value. As of December 31, 2017, the Company’s long-term investments and derivative instruments were recorded at fair value using Level 3 inputs. The Company uses derivative instruments to manage the variability of foreign currency obligations and interest rates. The Company does not enter into derivative arrangements for speculative purposes.

The forward contracts in place as of December 31, 2017 have not been designated as accounting hedges and, therefore, changes in fair value are recorded within our Consolidated Statements of Income.

The Company has an interest rate swap agreement with a notional amount of $155.3 million and $163.9 million as of December 31, 2017 and 2016, respectively, to hedge a portion of its interest rate exposure on outstanding borrowings under the Credit Agreement. Under this interest rate swap agreement, the Company receives variable rate interest rate payments based on the one-month LIBOR rate and pays fixed rate interest payments. The fixed interest rate for the contract is 1.4935%. The effect of this swap is to convert a portion of the floating rate interest expense to fixed interest rate expense. Based on the terms of the interest rate swap contract and the underlying borrowings outstanding under the Credit Agreement, the interest rate contract was determined to be highly effective, and thus qualifies and has been designated as a cash flow hedge. As such, changes in the fair value of the interest rate swap are recorded in other comprehensive income on the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of cash flows. The fair value of the interest rate swap was a $2.0 million asset as of December 31, 2017 and $0.5 as of December 31, 2016, which was its effective date. During the year ended December 31, 2017, the Company recorded unrealized gains of $1.5 million ($0.9 million net of tax) on the swap in other comprehensive income. During the year ended December 31, 2016, the Company recorded unrealized gains of $0.5 million ($0.3 million net of tax) on the swap in other comprehensive income. See Note 19.

Financial instruments that subject the Company to credit risk consist of cash and cash equivalents, investments and trade accounts receivable. Management maintains the majority of the Company’s cash and cash equivalents with financial institutions. One of the most significant credit risks is the ultimate realization of accounts receivable. This risk is mitigated by (i) sales to well established companies, (ii) ongoing credit evaluation of customers, and (iii) frequent contact with customers, thus enabling management to monitor current changes in business operations and to respond accordingly. Management considers these concentrations of credit risks in establishing our allowance for doubtful accounts and believes these allowances are adequate. The Company had two customers whose gross accounts receivable exceeded 10% of total gross accounts receivable as of December 31, 2017. One customer represented 19% of our total gross accounts receivable and the second customer represented 11%.

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

Note 13—Accounts Receivable Sale Program

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

During the year ended December 31, 2017, the Company sold $145.0 million of accounts receivable under this program, and in exchange, the Company received cash proceeds of $144.7 million, net of the discount. The loss on the sale resulting from the discount during the year ended December 31, 2017 was $0.3 million and was recorded to other expense within the Consolidated Statements of Income.

Note 14—Segment and Geographic Information

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

	Year Ended December 31,
(in thousands)	2017	2016	2015
Net sales:
Americas	$1,606,642	$1,552,980	$1,615,393
Asia	768,588	675,801	878,307
Europe	176,401	161,007	146,648
Elimination of intersegment sales	(84,820)	(79,373)	(99,475)
	$2,466,811	$2,310,415	$2,540,873

Depreciation and amortization:
Americas	$21,972	$23,275	$23,881
Asia	11,849	15,832	17,031
Europe	2,891	2,794	2,628
Corporate	11,960	13,238	6,132
	$48,672	$55,139	$49,672

Income from operations:
Americas	$71,638	$84,457	$77,213
Asia	73,263	48,285	62,967
Europe	10,814	10,424	7,149
Corporate and intersegment eliminations	(77,112)	(67,528)	(54,360)
	$78,603	$75,638	$92,969

Capital expenditures:
Americas	$27,139	$20,766	$18,390
Asia	18,115	7,858	11,851
Europe	4,915	1,441	4,323
Corporate	4,337	2,269	3,498
	$54,506	$32,334	$38,062

Total assets:
Americas	$804,698	$864,388	$867,858
Asia	670,807	634,838	604,554
Europe	470,264	393,443	305,833
Corporate and other	151,548	105,999	115,633
	$2,097,317	$1,998,668	$1,893,878

Geographic net sales information provided below reflects the destination of the product shipped. Long-lived assets information is based on the physical location of the asset.

	Year Ended December 31,
(in thousands)	2017	2016	2015
Geographic net sales:
United States	$1,659,404	$1,615,749	$1,848,503
Asia	434,332	334,305	314,160
Europe	292,490	252,972	221,911
Other	80,585	107,389	156,299
	$2,466,811	$2,310,415	$2,540,873

Long-lived assets:
United States	$167,858	$167,367	$172,958
Asia	77,750	67,998	77,237
Europe	11,042	8,415	9,704
Other	25,830	24,290	31,046
	$282,480	$268,070	$290,945

Note 15—Employee Benefit Plans

The Company has defined contribution plans qualified under Section 401(k) of the Internal Revenue Code for the benefit of all its U.S. employees. The Company’s contributions to the plans are based on employee contributions and compensation. During 2017, 2016 and 2015, the Company made contributions to the plans of approximately $5.2 million, $5.2 million and $4.8 million, respectively. The Company also has defined contribution benefit plans for certain of its international employees primarily dictated by the custom of the regions in which it operates. During 2017, 2016 and 2015, the Company made contributions to the international plans of approximately $0.1 million, $0.1 million and $0.1 million, respectively.

Note 16—Contingencies

The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Note 17—Restructuring Charges

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

The Company recognized restructuring charges during 2017, 2016 and 2015 primarily related to the closure of facilities in the Americas, capacity reduction and reductions in workforce in certain facilities across various regions.

The following table summarizes the 2017 activity in the accrued restructuring balances related to the various restructuring activities initiated prior to December 31, 2017:

	Balance as of				Foreign	Balance as of
	December 31,	Restructuring	Cash	Non-Cash	Exchange	December 31,
(in thousands)	2016	Charges	Payment	Activity	Adjustments	2017
2017 Restructuring:
Severance	$ —	$ 2,172	$ (2,125)	$ —	$ —	$ 47
Lease facility costs	—	264	(264)	—	—	—
Other exit costs	—	531	(335)	—	2	198
	—	2,967	(2,724)	—	2	245

2016 Restructuring:
Severance	738	(42)	(667)	—	—	29
Lease facility costs	-	58	(58)	—	—	—
Other exit costs	545	1,953	(2,442)	(42)	2	16
	1,283	1,969	(3,167)	(42)	2	45

Total	$ 1,283	$ 4,936	$ (5,891)	$ (42)	$ 4	$ 290

The components of the restructuring charges initiated during 2017 were as follows:

(in thousands)	Americas	Asia	Total
Severance costs	$1,985	$187	$2,172
Lease facility costs	264	—	264
Other exit costs	531	—	531
	$2,780	$187	$2,967

During 2017, the Company recognized $2.2 million of employee termination costs associated with the involuntary terminations of 163 employees in connection with reductions in workforce worldwide. The identified involuntary employee terminations by reportable geographic region amounted to approximately 160 and 3 for the Americas and Asia, respectively.

The following table summarizes the 2016 activity in the accrued restructuring balances related to the various restructuring activities initiated prior to December 31, 2016:

	Balance as of				Foreign	Balance as of
	December 31,	Restructuring	Cash	Non-Cash	Exchange	December 31,
(in thousands)	2015	Charges	Payment	Activity	Adjustments	2016
2016 Restructuring:
Severance	$ —	$ 3,630	$ (2,892)	$ —	$ —	$ 738
Other exit costs	—	977	(411)	(21)	—	545
	—	4,607	(3,303)	(21)	—	1,283

2015 Restructuring:
Severance	222	(1)	(224)	—	3	—
Lease facility costs	928	109	(1,037)	—	—	—
Other exit costs	186	(22)	(164)	—	—	—
	1,336	86	(1,425)	—	3	—

Total	$ 1,336	$ 4,693	$ (4,728)	$ (21)	$ 3	$ 1,283

The components of the restructuring charges initiated during 2016 were as follows:

(in thousands)	Americas	Asia	Europe	Total
Severance costs	$1,726	$1,904	$—	$3,630
Other exit costs	924	—	53	977
	$2,650	$1,904	53	$4,607

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

Note 18—Quarterly Financial Data (Unaudited)

The following table sets forth certain unaudited quarterly information with respect to the Company’s results of operations for the years 2017, 2016 and 2015. Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total earnings per share amounts for the fiscal year.

	2017 Quarter
(in thousands, except per share data)	1st	2nd	3rd	4th
Sales	$566,501	$616,904	$603,550	$679,856
Gross profit	49,060	58,587	58,155	61,895
Net income (loss)	9,687	17,176	17,512	(76,340)
Earnings (loss) per common share:
Basic	0.20	0.35	0.35	(1.54)
Diluted	0.19	0.34	0.35	(1.54)

	2016 Quarter
(in thousands, except per share data)	1st	2nd	3rd	4th
Sales	$549,225	$579,342	$574,341	$607,507
Gross profit	50,317	52,854	52,822	57,470
Net income	11,052	12,685	21,742	18,568
Earnings per common share:
Basic	0.22	0.26	0.44	0.38
Diluted	0.22	0.26	0.44	0.37

	2015 Quarter
(in thousands, except per share data)	1st	2nd	3rd	4th
Sales	$620,925	$664,038	$630,191	$625,719
Gross profit	51,785	55,997	54,563	56,909
Net income	14,205	21,210	20,565	39,421
Earnings per common share:
Basic	0.27	0.41	0.40	0.78
Diluted	0.27	0.40	0.40	0.77

Note 19—Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component were as follows:

	Foreign		Unrealized
	currency	Derivative	loss on
	translation	instruments,	investments,
(in thousands)	adjustments	net of tax	net of tax	Other	Total
Balances, December 31, 2014	$(9,688)	$—	$(64)	$277	$(9,475)
Other comprehensive loss before reclassifications	(3,391)	—	(31)	(106)	(3,528)
Amounts reclassified from accumulated
other comprehensive loss	—	—	—	(13)	(13)
Net current period other comprehensive loss	(3,391)	—	(31)	(119)	(3,541)
Balances, December 31, 2015	(13,079)	—	(95)	158	(13,016)
Other comprehensive gain (loss) before reclassifications	(1,465)	286	21	(1)	(1,159)
Amounts reclassified from accumulated
other comprehensive loss	—	—	—	(1)	(1)
Net current period other comprehensive gain (loss)	(1,465)	286	21	(2)	(1,160)
Balances, December 31, 2016	(14,544)	286	(74)	156	(14,176)
Other comprehensive gain (loss) before reclassifications	4,977	1,192	33	(175)	6,027
Net current period other comprehensive gain (loss)	4,977	1,192	33	(175)	6,027
Balances, December 31, 2017	$(9,567)	$1,478	$(41)	$(19)	$(8,149)

See Note 11 for further explanation of the change in derivative instruments that is recorded to Accumulated Other Comprehensive Loss. Amounts reclassified from accumulated other comprehensive loss during 2016 and 2015 primarily affected selling, general and administrative expenses.

Note 20—Supplemental Cash Flow and Non-Cash Information

The following is additional information concerning supplemental disclosures of cash payments.
	Year ended December 31,
(in thousands)	2017	2016	2015
Income taxes paid, net	$6,453	$7,865	$8,561
Interest paid	$8,698	$8,305	$2,472

Non-cash investing activity:
Additions to property, plant and equipment in accounts payable	$7,761	$2,111	$2,761

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Benchmark Electronics, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Benchmark Electronics, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement schedule listed in Item 15(2) (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

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

(signed) KPMG LLP

We have served as the Company’s auditor since 1986.

Houston, Texas

February 28, 2018

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this Report, the Company’s management (with the participation of its chief executive officer and chief financial officer) conducted an evaluation pursuant to Rule 13a-15e promulgated under the Exchange Act, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that as of the end of the period covered by this Report such disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included in Item 8 of this Report.

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information under the captions “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2018 Annual Shareholders Meeting (the 2018 Proxy Statement), to be filed not later than 120 days after the close of the Company’s fiscal year, is incorporated herein by reference in response to this item.

Item 11.  Executive Compensation.

The information under the captions “Compensation Discussion and Analysis” and “Report of Compensation Committee” in the 2018 Proxy Statement is incorporated herein by reference in response to this item.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information under the caption “Common Share Ownership of Certain Beneficial Owners and Management” in the 2018 Proxy Statement is incorporated herein by reference in response to this item.

The following table sets forth certain information relating to our equity compensation plans as of December 31, 2017:

Number of
	securities to be	Weighted-	Number of
	issued upon	average exercise	securities
	exercise of	price of	remaining
	outstanding	outstanding	available
	options, warrants	options, warrants	for future
Plan Category	and rights	and rights	issuance

Equity compensation plans approved by security holders	1,535,101(1)	$19.72(1)	1,535,101

(1) Includes 938,660 restricted share units and performance restricted share units. The weighted-average exercise price does not take these awards into account.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information under the caption “Election of Directors” in the 2018 Proxy Statement is incorporated herein by reference in response to this item.

Item 14.  Principal Accounting Fees and Services.

The information under the caption “Audit Committee Report to Shareholders” in the 2018 Proxy Statement is incorporated herein by reference in response to this item.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)     (1) Financial statements of the Company filed as part of this Report:

See Item 8 - Financial Statements and Supplementary Data.

(2) Financial statement schedule filed as part of this Report:

Schedule II - Valuation Accounts

		Additions
	Balance at				Balance at
	Beginning	Charges to			End of
(in thousands)	of Period	Operations	Other	Deductions	Period
Year ended December 31, 2017:
Allowance for doubtful accounts(1)	$ 2,838	1,697	—	4,430	105

Year ended December 31, 2016:
Allowance for doubtful accounts(1)	$ 3,417	—	—	579	2,838

Year ended December 31, 2015:
Allowance for doubtful accounts(1)	$ 2,943	499	—	25	3,417

(1)	Deductions in the allowance for doubtful accounts represent write-offs, net of recoveries, of amounts determined to be uncollectible.

See accompanying Report of Independent Registered Public Accounting Firm incorporated herein by reference.

Item 16.  Form 10-K Summary.

None.

Exhibit
Number	Description of Exhibit

2.1                      Purchase Agreement dated October 20, 2015 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated November 12, 2015 (Commission file number 1-10560))

3.1                      Restated Certificate of Formation dated May 17, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 17, 2016) (the 8-K) (Commission file number 1-10560)

3.2                      Amended and Restated Bylaws of the Company dated May 11, 2016 (incorporated by reference to Exhibit 3.2 to the 8-K)

4.1                      Specimen form of certificate evidencing the Common Shares (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014) (the 10-Q) (Commission file number 1-10560)

10.1                    Form of Indemnity Agreement between the Company and its directors and senior officers (incorporated by reference to Exhibit 10.1 to the 10-Q)

10.2 (1)               Benchmark Electronics, Inc. 2000 Stock Awards Plan (2000 Plan) (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 (Registration Number 333-54186))

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

10.5 (1)               Amendment No. 1 to the 2002 Plan (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K dated May 19, 2006 (Commission file number 1-10560))

10.6 (1)               Benchmark Electronics, Inc. 2010 Omnibus Incentive Compensation Plan (2010 Plan) (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (Registration Number 333-168427))

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

Exhibit
Number	Description of Exhibit

10.9 (1)               Form of restricted share award agreement for use under the 2010 Plan (incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-8 (Registration Number 333-168427))

10.10 (1)             Form of restricted stock unit award agreement for use under the 2010 Plan (incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-8 (Registration Number 333-168427))

10.11 (1)             Amended form of restricted stock unit award agreement for use under the 2010 Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (Commission file number 1-10560))

10.12 (1)             Form of performance-based restricted stock unit award agreement for use under the 2010 Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2016 (Commission file number 1-10560))

10.13 (1)             Amended form of performance-based restricted stock unit award agreement for use under the 2010 Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (Commission file number 1-10560))

10.14 (1)             Benchmark Electronics, Inc. Deferred Compensation Plan dated as of December 16, 2008 (incorporated by reference to Exhibit 99.1 to the Company’s Form S-8 (Registration Number 333-156202))

10.15 (1)             Employment Agreement dated December 1, 2016 between the Company and Paul J. Tufano (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 1, 2016 (Commission file number 1-10560))

10.16 (1)             Employment Agreement between the Company and Donald F. Adam dated as of March 10, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 10, 2009 (Commission file number 1-10560))

10.17 (1)             Agreement between the Company and Jon J. King dated as of May 15, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed for the quarter ended June 30, 2017 (Commission file number 1-10560))

10.18 (1)             Form of Executive Severance Agreement (incorporated by referent to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (Commission file number 1-10560))

10.19                  Code of Conduct (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (Commission file number 1-10560))

10.20                  Credit Agreement dated November 12, 2015 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 12, 2015 (Commission file number 1-10560))

10.21                  Amendment No. 1 to the Credit Agreement dated November 12, 2015 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (Commission file number 1-10560))

10.22 (1)             Separation Agreement dated September 15, 2016 between the Company and Gayla J. Delly (incorporated by reference to Exhibit 10.1 to the Company’s Current Report Form 8-K dated September 15, 2016 (Commission file number 1-10560))

Exhibit
Number	Description of Exhibit

10.23                  Cooperation Agreement, dated as of December 19, 2016, by and among the Company and Engaged Capital, LLC, Engaged Capital Flagship Master Fund, LP, Engaged Capital Flagship Fund, LP, Engaged Capital Flagship Fund, Ltd. and Engaged Capital Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 19, 2016 (Commission file number 1-10560))

10.24 (1)                    Form of Key Management Severance Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 11, 2017 (Commission file number 1-10560))

10.25 (1)             Transition Agreement and Release of All Claims by and between Scott Peterson and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 11, 2017 (Commission file number 1-10560))

10.26 (1)                    Transition Agreement and Release of All Claims by and between Donald F. Adam and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 20, 2017 (Commission file number 1-10560))

11                       Statement regarding Computation of Per-Share Earnings (incorporated by reference to “Notes to Consolidated Financial Statements, Note 1(i) – Earnings Per Share” in Item 8 of this Report)

16                       Letter of Hein & Associates LLP dated November 21, 2017 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K dated November 21, 2017 (Commission file number 1-10560))

21 (2)                   Subsidiaries of Benchmark Electronics, Inc.

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
Date: February 28, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Name	Position	Date

/s/ David W. Scheible	Chairman of the Board	February 28, 2018
David W. Scheible

/s/ Paul J. Tufano	President, Chief Executive Officer and Director	February 28, 2018
Paul J. Tufano	(principal executive officer)

/s/ Roop K. Lakkaraju	Chief Financial Officer	February 28, 2018
Roop K. Lakkaraju	(principal financial and accounting officer)

/s/ Bruce A. Carlson	Director	February 28, 2018
Bruce A. Carlson

/s/ Douglas G. Duncan	Director	February 28, 2018
Douglas G. Duncan

/s/ Robert K. Gifford	Director	February 28, 2018
Robert K. Gifford

/s/ Kenneth T. Lamneck	Director	February 28, 2018
Kenneth T. Lamneck

/s/ Jeffrey S. McCreary	Director	February 28, 2018
Jeffrey S. McCreary

/s/ Clay C. Williams	Director	February 28, 2018
Clay C. Williams