Form 10-Q
period 2018-03-31
BENCHMARK ELECTRONICS INC
filed 2018-05-09
CIK 863436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10‑Q

_______________

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 7, 2018,  there were 47,482,451 shares of Common Stock of Benchmark Electronics, Inc., par value $0.10 per share, outstanding.

TABLE OF CONTENTS

PART I

PART I - FINANCIAL INFORMATION

Item 1.            Financial Statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
(in thousands, except par value)	2018	2017
		(as adjusted)
Assets
Current assets:
Cash and cash equivalents	$676,327	$742,546
Accounts receivable, net of allowance for doubtful accounts of $105
and $105, respectively	403,767	436,560
Contract assets	147,623	146,496
Inventories	305,980	268,917
Prepaid expenses and other assets	31,729	36,018
Income taxes receivable	66	120
Total current assets	1,565,492	1,630,657
Property, plant and equipment, net of accumulated depreciation of
$438,435 and $432,043, respectively	200,422	186,473
Goodwill	191,616	191,616
Deferred income taxes	4,034	4,034
Other, net	96,442	96,524
	$2,058,006	$2,109,304

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt and capital lease obligations	$19,746	$18,274
Accounts payable	368,625	362,701
Income taxes payable	12,808	11,663
Accrued liabilities	83,652	85,679
Total current liabilities	484,831	478,317
Long-term debt and capital lease obligations, less current installments	187,601	193,406
Other long-term liabilities	90,270	89,749
Deferred income taxes	47,973	8,694
Shareholders’ equity:
Preferred stock, $0.10 par value; 5,000 shares authorized, none issued	—	—
Common stock, $0.10 par value; 145,000 shares authorized; issued
and outstanding – 47,572 and 49,143, respectively	4,757	4,914
Additional paid-in capital	608,092	634,192
Retained earnings	640,466	708,181
Accumulated other comprehensive loss	(5,984)	(8,149)
Total shareholders’ equity	1,247,331	1,339,138
Commitments and contingencies
	$2,058,006	$2,109,304

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Loss)

(unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share data)	2018	2017
		(as adjusted)

Sales	$608,136	$557,903
Cost of sales	549,818	510,371
Gross profit	58,318	47,532
Selling, general and administrative expenses	35,750	32,651
Amortization of intangible assets	2,366	2,481
Restructuring charges and other costs	2,235	1,511
Income from operations	17,967	10,889
Interest expense	(2,428)	(2,225)
Interest income	1,933	1,074
Other income (expense), net	43	(81)
Income before income taxes	17,515	9,657
Income tax expense	41,156	1,102
Net income (loss)	$(23,641)	$8,555

Earnings (loss) per share:
Basic	$(0.49)	$0.17
Diluted	$(0.49)	$0.17

Weighted-average number of shares outstanding:
Basic	48,517	49,511
Diluted	48,517	50,080

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Three Months Ended
	March 31,
(in thousands)	2018	2017
		(as adjusted)

Net income (loss)	$(23,641)	$8,555
Other comprehensive income:
Foreign currency translation adjustments	1,332	608
Unrealized gain on investments, net of tax	-	4
Unrealized gain on derivative, net of tax	833	365
Other	-	(13)
Other comprehensive income	2,165	964
Comprehensive income (loss)	$(21,476)	$9,519

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders’ Equity

(unaudited)

					Accumulated
	Common Stock		Additional		Other	Total
	Shares	Par	Paid-in	Retained	Comprehensive	Shareholders’
(in thousands)	Outstanding	Value	Capital	Earnings	Loss	Equity

Balances, December 31, 2017 (as adjusted)	49,143	$ 4,914	$ 634,192	$ 708,181	$ (8,149)	$ 1,339,138
Stock-based compensation expense	—	—	2,870	—	—	2,870
Shares repurchased and retired	(1,911)	(191)	(31,252)	(36,938)	—	(68,381)
Stock options exercised	168	17	3,062	—	—	3,079
Vesting of restricted stock units	198	20	(20)	—	—	—
Shares withheld for taxes	(26)	(3)	(760)	—	—	(763)
Dividend	—	—	—	(7,136)	—	(7,136)
Net loss	—	—	—	(23,641)	—	(23,641)
Other comprehensive income	—	—	—	—	2,165	2,165
Balances, March 31, 2018	47,572	$ 4,757	$ 608,092	$ 640,466	$ (5,984)	$ 1,247,331

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
	March 31,
(in thousands)	2018	2017
		(as adjusted)

Cash flows from operating activities:
Net income (loss)	$(23,641)	$8,555
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	9,541	9,320
Amortization	2,843	2,953
Deferred income taxes	39,000	74
Gain on the sale of property, plant and equipment	(46)	(197)
Stock-based compensation expense	2,870	2,160
Changes in operating assets and liabilities, net of effects from business acquisition:
Accounts receivable	33,419	59,685
Contract assets	(1,127)	6,561
Inventories	(38,210)	(29,582)
Prepaid expenses and other assets	5,944	(3,292)
Accounts payable	2,337	16,225
Accrued liabilities	(9,116)	5,256
Income taxes	716	187
Net cash provided by operations	24,530	77,905
Cash flows from investing activities:
Additions to property, plant and equipment	(20,059)	(7,012)
Proceeds from the sale of property, plant and equipment	57	217
Additions to purchased software	(818)	(566)
Other	(179)	(108)
Net cash used in investing activities	(20,999)	(7,469)
Cash flows from financing activities:
Proceeds from stock options exercised	3,079	5,141
Employee taxes paid for shares withheld	(763)	(358)
Borrowings under credit agreement	50,000	-
Principal payments on long-term debt and capital lease obligations	(54,551)	(3,082)
Share repurchases	(58,381)	(1,000)
Equity forward contract related to accelerated share repurchase	(10,000)	-
Debt issuance costs	-	(434)
Net cash provided by (used in) financing activities	(70,616)	267
Effect of exchange rate changes	866	341
Net increase (decrease) in cash and cash equivalents	(66,219)	71,044
Cash and cash equivalents at beginning of year	742,546	681,433
Cash and cash equivalents at end of period	$676,327	$752,477

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(amounts in thousands, except per share data, unless otherwise noted)

(unaudited)

Note 1 – Basis of Presentation

Benchmark Electronics, Inc. (the Company) is a Texas corporation that provides worldwide engineering services, integrated technology solutions and manufacturing services (both electronic manufacturing services (EMS) and precision technology manufacturing services) to original equipment manufacturers (OEMs) in the following industries: industrial controls, aerospace and defense (A&D), telecommunications, computers and related products for business enterprises, medical devices, and test and instrumentation. The Company has manufacturing operations located in the United States and Mexico (the Americas), Asia and Europe.

The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). The financial statements reflect all normal and recurring adjustments necessary in the opinion of management for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s annual report on Form 10‑K for the year ended December 31, 2017 (the 2017 10-K).

Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in accordance with generally accepted accounting principles in the United States (U.S. GAAP). Actual results could differ from those estimates and assumptions.

Note 2 – New Accounting Pronouncements

Adopted in 2018

In May 2017, the Financial Accounting Standards Board (FASB) issued a new accounting standards update that provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The Company adopted the new guidance effective January 1, 2018. The impact of adoption on the Company's consolidated financial statements is dependent on future changes to stock-based compensation awards.

In August 2016, the FASB issued a new accounting standards update, which seeks to reduce the existing diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The Company adopted this new update effective January 1, 2018. The adoption of this guidance had no impact on the consolidated financial statements of the Company.

In May 2014, the FASB issued a new standard (commonly referred to as ASC 606), which changed the way the Company recognizes revenue and significantly expanded the disclosure requirements for revenue arrangements. The Company adopted ASC 606 with a date of the initial application of January 1, 2018. As a result, the Company has changed its accounting policy for revenue recognition as detailed below.

The Company applied ASC 606 using the full retrospective transition method. The Company elected the ASC 606 practical expedient and does not disclose the information about remaining performance obligations that have original expected durations of one year or less. Amounts prior to January 1, 2018 that have been adjusted in accordance with ASC 606 as described herein are noted “as adjusted”.

Previously, the Company recognized revenue from the sale of manufactured products built to customer specifications and excess inventory when title and risk of ownership passed, the price to the buyer was fixed or determinable and recoverability was reasonably assured, which was generally when the goods were shipped. Under ASC 606, the Company recognizes revenue as the customer takes control of the products. Under the majority of the Company’s manufacturing contracts with customers, the customer controls all of the work-in-progress as products are being built. Revenues under these contracts are recognized progressively based on the cost-to-cost method. Accordingly, the Company will recognize revenue under these contracts earlier than under the previous accounting rules. Under other manufacturing contracts, the customer does not take control of the product until it is completed. Under these contracts, the Company continues to recognize revenue upon transfer of control of product to the customer. Revenue from design, development and engineering services also continues to be recognized over time as the services are performed.

The following tables summarize the impacts of ASC 606 adoption on the Company’s 2017 consolidated financial statements.

Condensed Consolidated Balance Sheet
December 31, 2017

	Impact of changes in accounting policies
	As previously
(in thousands)	reported	Adjustments	As adjusted
Cash and cash equivalents	$742,546	$-	$742,546
Accounts receivable, net	436,560	-	436,560
Contract assets	-	146,496	146,496
Inventories	397,181	(128,264)	268,917
Prepaid expenses and other assets	42,263	(6,245)	36,018
Income taxes receivable	120	-	120
Property, plant and equipment, net	186,473	-	186,473
Goodwill	191,616	-	191,616
Deferred income taxes	4,034	-	4,034
Other, net	96,524	-	96,524
Total assets	$2,097,317	$11,987	$2,109,304

Current installments of long-term debt and
capital lease obligations	$18,274	$-	$18,274
Accounts payable	362,701	-	362,701
Income taxes payable	11,662	1	11,663
Accrued liabilities	85,679	-	85,679
Long-term debt and capital lease obligations, less
current installments	193,406	-	193,406
Other long-term liabilities	89,749	-	89,749
Deferred income taxes	7,027	1,667	8,694
Total liabilities	768,498	1,668	770,166
Common stock	4,914	-	4,914
Additional paid-in capital	634,192	-	634,192
Retained earnings	697,862	10,319	708,181
Accumulated other comprehensive loss	(8,149)	-	(8,149)
Total shareholders’ equity	1,328,819	10,319	1,339,138
Total liabilities and shareholders’ equity	$2,097,317	$11,987	$2,109,304

Condensed Consolidated Statement of Income
Three Months Ended March 31, 2017

	Impact of changes in accounting policies
	As previously
(in thousands, except per share data)	reported	Adjustments	As adjusted

Sales	$566,501	$(8,598)	$557,903
Cost of sales	(517,441)	7,070	(510,371)
Selling, general and administrative expenses	(32,651)	-	(32,651)
Amortization of intangible assets	(2,481)	-	(2,481)
Restructuring charges and other costs	(1,511)	-	(1,511)
Interest expense	(2,225)	-	(2,225)
Interest income	1,074	-	1,074
Other expense, net	(81)	-	(81)
Income tax expense	(1,498)	396	(1,102)
Net income	$9,687	$(1,132)	$8,555

Earnings per share:
Basic	$0.20	$(0.02)	$0.17
Diluted	$0.19	$(0.02)	$0.17

Weighted-average number of shares outstanding:
Basic	49,511	49,511	49,511
Diluted	50,080	50,080	50,080

Condensed Consolidated Statement of Cashflows
Three Months Ended March 31, 2017

	Impact of changes in accounting policies
	As previously
(in thousands)	reported	Adjustments	As adjusted

Net income	$9,687	$(1,132)	$8,555
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	9,320	-	9,320
Amortization	2,953	-	2,953
Deferred income taxes	1,041	(967)	74
Gain on the sale of property, plant and equipment	(197)	-	(197)
Stock-based compensation expense	2,160	-	2,160
Changes in operating assets and liabilities:
Accounts receivable	59,685	-	59,685
Contract assets	-	6,561	6,561
Inventories	(22,512)	(7,070)	(29,582)
Prepaid expenses and other assets	(5,329)	2,037	(3,292)
Accounts payable	16,225	-	16,225
Accrued liabilities	5,256	-	5,256
Income taxes	(384)	571	187
Net cash provided by operations	77,905	-	77,905

Net cash used in investing activities	(7,469)	-	(7,469)

Net cash provided by financing activities	267	-	267
Effect of exchange rate changes	341	-	341
Net increase in cash and cash equivalents	71,044	-	71,044
Cash and cash equivalents at beginning of year	681,433	-	681,433
Cash and cash equivalents at end of period	$752,477	$-	$752,477

Other

The Company’s performance obligations generally have an expected duration of one year or less. The Company applies the practical expedients and does not disclose information about remaining performance obligations that have original expected durations of one year or less or any significant financing components in the contracts.

The Company recognizes the incremental costs, if any, of obtaining contracts as an expense when incurred since the amortization period of the assets that the Company otherwise would have recognized is one year less.

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

In February 2016, the FASB issued a new accounting standards update changing the accounting for leases, including a requirement to record all leases on the consolidated balance sheets as assets and liabilities. This update is effective for fiscal years beginning after December 15, 2018. The Company will adopt this update effective January 1, 2019, which will impact its consolidated balance sheet. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

The Company has determined that other recently issued accounting standards will either have no material impact on its consolidated financial position, results of operations or cash flows, or will not apply to its operations.

Note 3 – Revenue

The Company’s revenues are generated primarily from the sale of manufactured products built to customer specifications. The Company also generates revenue from design, development and engineering services, in addition to the sale of excess inventory.

Revenue is measured based on a consideration specified in a contract with a customer. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a manufactured product to a customer. The Company’s contracts with customers are short-term in nature. Customers are generally billed when the product is shipped or as services are performed. Under the majority of the Company’s manufacturing contracts with customers, the customer controls all of the work-in-progress as products are being built. Revenues under these contracts are recognized progressively based on the cost-to-cost method. For other manufacturing contracts, the customer does not take control of the product until it is completed. Under these contracts, the Company recognizes revenue upon transfer of control of product to the customer. Revenue from design, development and engineering services is recognized over time as the services are performed. The Company assumes no significant obligations after shipment as it typically warrants workmanship only. Therefore, the warranty provisions are generally not significant.

If the Company had recorded revenue, but not issued an invoice, a contract asset is recognized. The contract asset is transferred to accounts receivable when the entitlement to payment becomes unconditional.

Taxes assessed by governmental authorities that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue.

Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as fulfillment costs and are included in cost of sales.

Disaggregation of revenue

In the following table, revenue is disaggregated by market sector. The table also includes a reconciliation of the disaggregated revenue with the reportable operating segments.

	Reportable Operating Segments
	March 31, 2018
(in thousands)	Americas	Asia	Europe	Total
Market Sector:
Industrials	$52,729	$53,657	$18,174	$124,560
A&D	88,414	1,130	8,323	97,867
Medical	54,992	38,263	4,032	97,287
Test and instrumentation	45,869	39,233	17,112	102,214
Computing	86,221	14,900	2,417	103,538
Telecommunication	43,894	38,085	691	82,670
External revenue	372,119	185,268	50,749	608,136
Elimination of intersegment sales	6,666	9,854	47	16,567
Segment revenue	$378,785	$195,122	$50,796	$624,703

	March 31, 2017 (as adjusted)
	Americas	Asia	Europe	Total
Market Sector:
Industrials	$54,097	$45,791	$17,298	$117,186
A&D	93,409	132	6,359	99,900
Medical	47,601	32,477	4,847	84,925
Test and instrumentation	32,654	34,694	8,402	75,750
Computing	77,813	19,566	2,880	100,259
Telecommunication	47,914	31,164	805	79,883
External revenue	353,488	163,824	40,591	557,903
Elimination of intersegment sales	7,832	15,480	53	23,365
Segment revenue	$361,320	$179,304	$40,644	$581,268

For the three months ended March 31, 2018 and 2017, 94.4% and 95.7%, respectively, of the Company’s revenue was recognized as products and services are transferred over time.

Note 4 – Stock-Based Compensation

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

As of March 31, 2018, 2.8 million additional common shares were available for issuance under the Company’s 2010 Plan.

All share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on their grant date fair values. The total compensation cost recognized for stock-based awards was $2.9 million and $2.2 million for the three months ended March 31, 2018 and 2017, respectively. The total income tax benefit recognized in the condensed consolidated income statement for stock-based awards was $0.7 million and $0.8 million for the three months ended March 31, 2018 and 2017, respectively. The compensation expense for stock-based awards is recognized over the vesting period of the awards using the straight-line method. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. Awards of restricted stock units and performance-based restricted stock units are valued at the closing market price of the Company’s common shares on the date of grant. For performance-based restricted stock units, compensation expense is based on the probability that the performance goals will be achieved, which is monitored by management throughout the requisite service period. When it becomes probable, based on the Company’s expectation of performance during the measurement period, that more or less than the previous estimate of the awarded shares will vest, an adjustment to stock-based compensation expense is recognized as a change in accounting estimate.

As of March 31, 2018, the unrecognized compensation cost and remaining weighted-average amortization period related to stock-based awards were as follows:

Performance-
based
		Restricted	Restricted
	Stock	Stock	Stock
(in thousands, except remaining period data)	Options	Units	Units(1)
Unrecognized compensation cost	$ 266	$ 18,401	$ 5,985
Remaining weighted-average
amortization period	0.9 years	3.1 years	2.1 years

(1) Based on the probable achievement of the performance goals identified in each award.

The total cash received by the Company as a result of stock option exercises for the three months ended March 31, 2018 and 2017 was approximately $3.1 million and $5.1 million, respectively. The actual tax benefit realized as a result of stock option exercises and the vesting of other share-based awards during the three months ended March 31, 2018 and 2017 was $1.8 million and $2.8 million, respectively. For the three months ended March 31, 2018 and 2017, the total intrinsic value of stock options exercised was $2.0 million and $3.1 million, respectively.

The Company awarded performance-based restricted stock units to employees during the three months ended March 31, 2018 and 2017. The number of performance-based restricted stock units that will ultimately be earned will not be determined until the end of the corresponding performance periods, and may vary from as low as zero to as high as 2.5 times the target number depending on the level of achievement of certain performance goals. The level of achievement of these goals is based upon the financial results of the Company for the last full calendar year within the performance period. The performance goals consist of certain levels of achievement using the following financial metrics: revenue growth, operating margin expansion, and return on invested capital. If the performance goals are not met based on the Company’s financial results, the applicable performance-based restricted stock units will not vest and will be forfeited. Shares subject to forfeited performance-based restricted stock units will be available for issuance under the Company’s 2010 Plan.

The following table summarizes activities relating to the Company’s stock options:

			Weighted-
		Weighted-	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	(in thousands)	Price	Term (Years)	(in thousands)
Outstanding as of December 31, 2017	596	$19.72
Exercised	(168)	18.40
Forfeited or expired	(19)	22.97
Outstanding as of March 31, 2018	409	$20.12	4.99	$ 3,985
Exercisable as of March 31, 2018	372	$19.82	3.95	$ 3,735

The aggregate intrinsic value in the table above is before income taxes and is calculated as the difference between the exercise price of the underlying options and the Company’s closing stock price as of the last business day of the period ended March 31, 2018 for options that had exercise prices that were below the closing price.

The following table summarizes the activities related to the Company’s time-based restricted stock units:

		Weighted-
	Number of	Average
	Units	Grant Date
	(in thousands)	Fair Value
Non-vested awards outstanding as of December 31, 2017	593	$27.47
Granted	333	30.01
Vested	(198)	26.21
Forfeited	(56)	26.60
Non-vested awards outstanding as of March 31, 2018	672	$29.18

The following table summarizes the activities related to the Company’s performance-based restricted stock units:

		Weighted-
	Number of	Average
	Units	Grant Date
	(in thousands)	Fair Value
Non-vested units outstanding as of December 31, 2017	346	$26.88
Granted (1)	109	29.92
Forfeited or expired	(145)	23.97
Non-vested units outstanding as of March 31, 2018	310	$29.31

(1)  Represents target number of units that can vest based on the achievement of the performance goals.

Note 5 – Earnings Per Share

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

The following table sets forth the calculation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
(in thousands, except per share data)	2018	2017
Net income (loss)	$(23,641)	$8,555

Denominator for basic earnings per share - weighted-average number of
common shares outstanding during the period	48,517	49,511
Incremental common shares attributable to exercise of dilutive options	—	361
Incremental common shares attributable to outstanding restricted
stock units	—	208
Denominator for diluted earnings per share	48,517	50,080

Basic earnings (loss) per share	$(0.49)	$0.17
Diluted earnings (loss) per share	$(0.49)	$0.17

Potentially dilutive securities totaling 0.3 million common shares for the three months ended March 31, 2018 were not included in the computation of diluted loss per share because their effect would have decreased the loss per share.

Note 6 – Goodwill and Other Intangible Assets

Goodwill allocated to the Company’s reportable segments was as follows:

(in thousands)	Americas	Asia	Total
Goodwill as of December 31, 2017 and March 31, 2018	$153,514	$38,102	$191,616

Other assets consist primarily of acquired identifiable intangible assets and capitalized purchased software costs. Intangible assets as of March 31, 2018 and December 31, 2017 were as follows:

	As of March 31, 2018
	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
Customer relationships	$100,234	$(35,992)	$64,242
Purchased software costs	36,156	(29,880)	6,276
Technology licenses	28,800	(18,662)	10,138
Trade names and trademarks	7,800	—	7,800
Other	868	(267)	601
Total	$173,858	$(84,801)	$89,057

	As of December 31, 2017
	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
Customer relationships	$100,200	$(34,372)	$65,828
Purchased software costs	35,328	(29,612)	5,716
Technology licenses	28,800	(17,887)	10,913
Trade names and trademarks	7,800	—	7,800
Other	868	(261)	607
Total	$172,996	$(82,132)	$90,864

Customer relationships are being amortized on a straight-line basis over a period of 10 to 14 years. Capitalized purchased software costs are being amortized on a straight-line basis over the estimated useful life of the related software, which ranges from 2 to 10 years. Technology licenses are being amortized over their estimated useful lives in proportion to the economic benefits consumed. The Company’s acquired trade names and trademarks have been determined to have an indefinite life. Amortization for the three months ended March 31, 2018 and 2017 was as follows:

	Three Months Ended
	March 31,
(in thousands)	2018	2017
Amortization of intangible assets	$2,366	$2,481
Amortization of capitalized purchased software costs	259	276
Amortization of debt costs	218	196
	$2,843	$2,953

The estimated future amortization expense of acquired intangible assets for each of the next five years is as follows (in thousands):

Year ending December 31,	Amount
2018 (remaining nine months)	$8,066
2019	11,093
2020	10,177
2021	7,231
2022	7,203

Note 7 – Borrowing Facilities

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

Interest on outstanding borrowings under the Credit Agreement accrues, at our option, at (a) the adjusted London interbank offered rate (LIBOR) plus 1.25% to 2.25%, or (b) the alternative base rate plus 0.25% to 1.25%, and is payable quarterly in arrears. The alternative base rate is equal to the highest of (i) the Administrative Agent’s prime rate, (ii) the federal funds rate plus 0.50% and (iii) the adjusted LIBOR rate plus 1.00%. The margin on the interest rates fluctuates based upon the ratio of the Company’s debt to its consolidated EBITDA. As of March 31, 2018, $152.0 million of the outstanding debt under the Credit Agreement was effectively at a fixed interest rate as a result of a $152.0 million notional interest rate swap contract discussed in Note 16. A commitment fee of 0.30% to 0.40% per annum (based on the debt to EBITDA ratio) on the unused portion of the revolving credit line is payable quarterly in arrears.

The Credit Agreement is generally secured by a pledge of (a) all the capital stock of the Company’s domestic subsidiaries and 65% of the capital stock of its directly owned foreign subsidiaries, (b) any debt owed to Benchmark and its subsidiaries and (c) all or substantially all other personal property of Benchmark and its domestic subsidiaries (including, accounts receivable, inventory and fixed assets of Benchmark and its domestic subsidiaries), in each case, subject to customary exceptions and limitations. The Credit Agreement contains financial covenants as to debt leverage and interest coverage, and certain customary affirmative and negative covenants, including restrictions on our ability to incur additional debt and liens, pay dividends, repurchase shares, sell assets and merge or consolidate with other persons. Amounts due under the Credit Agreement may be accelerated upon specified events of default, including a failure to pay amounts due, breach of a covenant, material inaccuracy of a representation, or occurrence of bankruptcy or insolvency, subject, in some cases, to cure periods. As of March 31, 2018 and December 31, 2017, the Company was in compliance with all of these covenants and restrictions.

As of March 31, 2018, the Company had $202.7 million in borrowings outstanding under the Term Loan facility and $2.8 million in letters of credit outstanding under the revolving credit facility. The Company has $197.2 million available for future borrowings under the revolving credit facility.

The Company’s Thailand subsidiary has a multi-purpose credit facility with Kasikornbank Public Company Limited (the Thai Credit Facility) that provides for 350 million Thai baht working capital availability. The Thai Credit Facility is secured by land and buildings in Thailand owned by the Company’s Thailand subsidiary. Availability of funds under the Thai Credit Facility is reviewed annually and is currently accessible through October 2018. As of both March 31, 2018 and December 31, 2017, there were no working capital borrowings outstanding under the facility.

Note 8 – Contract Assets

As of March 31, 2018 and December 31, 2017, the Company had $147.6 million and $146.5 million in contract receivables from contracts with customers. The contract receivables primarily relate to the Company’s right to consideration for work completed but not billed at the reporting date. The contract receivables are transferred to accounts receivable when the rights become unconditional.

Significant changes in the contract asset balance during the period are as follows:

	Three Months Ended
	March 31,
(in thousands)	2018	2017
Transferred to receivables from contract assets recognized at
the beginning of the period	$(145,217)	$(156,206)
Contract assets recognized, net of reclassification to accounts receivable	146,344	149,645
Net change	$1,127	$(6,561)

Note 9 – Inventories
Inventory costs are summarized as follows:
	March 31,	December 31,
(in thousands)	2018	2017
		(as adjusted)
Raw materials	$294,699	$258,228
Work in process	7,853	8,600
Finished goods	3,428	2,089
	$305,980	$268,917

Note 10 – Accounts Receivable Sale Program

In connection with a trade accounts receivable sale program with an unaffiliated financial institution, the Company may elect to sell, at a discount, on an ongoing basis, up to a maximum of $40.0 million, of specific accounts receivable at any one time.

During the three months ended March 31, 2018, the Company sold $40.0 million of accounts receivable under this program, and in exchange, the Company received cash proceeds of $39.9 million, net of the discount. During the three months ended March 31, 2017, the Company sold $25.0 million of accounts receivable under this program, and in exchange, the Company received cash proceeds of $24.9 million, net of the discount. The loss on the sale resulting from the discount during the three months ended March 31, 2018 and 2017 was $0.1 million for both periods and was recorded to other expense within the Condensed Consolidated Statements of Income.

Note 11 – Income Taxes
Income tax expense consists of the following:
	Three Months Ended
	March 31,
(in thousands)	2018	2017
		(as adjusted)
Federal – current	$(304)	$(212)
Foreign – current	2,154	1,112
State – current	306	128
Deferred	39,000	74
	$41,156	$1,102

The U.S. Tax Cuts and Jobs Act (U.S. Tax Reform), which was signed into law on December 22, 2017, significantly changed U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a transition tax on deemed repatriated earnings of foreign subsidiaries. The U.S. Tax Reform reduced the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018.

To minimize tax base erosion with a territorial tax system, the U.S. Tax Reform enacted a new global intangible low-taxed income (GILTI) provision. Under the GILTI provision, certain foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s depreciable tangible assets are included in U.S. taxable income offset by a limited deemed paid foreign tax credit. The Company is subject to the GILTI provisions due to its operations in foreign jurisdictions.

As of December 31, 2017, the Company had approximately $928 million in cumulative undistributed foreign earnings outside the U.S. Substantially all of these undistributed earnings are subject to the U.S. mandatory repatriation tax and are eligible to be repatriated to the U.S. without additional U.S. tax under the U.S. Tax Reform. The Company has historically asserted its intention to indefinitely reinvest undistributed foreign earnings. The Company no longer consider these earnings to be indefinitely reinvested in its foreign subsidiaries. As a result of this change in assertion for undistributed earnings prior to December 31, 2017, the Company has recorded $30.7 million of deferred tax expense for foreign withholding tax from Asia and $9.4 million of deferred U.S. state income tax expense in the first quarter of 2018. During the three months ended March 31, 2018, the Company repatriated $277.0 million of foreign earnings to the U.S. The Company expects to repatriate an additional $223.0 million of foreign earnings to the U.S. in 2018. For future undistributed earnings earned after December 31, 2017, the Company will assert its intention to indefinitely reinvest certain future undistributed foreign earnings from certain jurisdictions, and repatriate future earnings from other specific jurisdictions as part of its foreign cash management strategy around the world.

Excluding the impact of these items, income tax expense differs from the amount computed by applying the U.S. federal statutory income tax rate to income before income tax primarily due to the mix of taxable income by taxing jurisdiction, the impact of tax incentives and tax holidays in foreign locations, state income taxes (net of federal benefit) and the U.S. tax under GILTI.

The Company has been granted certain tax incentives, including tax holidays, for its subsidiaries in China, Malaysia and Thailand that will expire at various dates, unless extended or otherwise renegotiated, through 2018 in China, 2021 in Malaysia and 2028 in Thailand, and are subject to certain conditions with which the Company expects to comply. The net impact of these tax incentives was to lower income tax expense for the three months ended March 31, 2018 and 2017 by approximately $2.9 million (approximately 0.06 per diluted share) and $1.3 million (approximately $0.03 per diluted share), respectively, as follows:

	Three Months Ended
	March 31,
(in thousands)	2018	2017
China	$422	$167
Malaysia	1,308	532
Thailand	1,144	556
	$2,874	$1,255

As of March 31, 2018, the total amount of the reserve for uncertain tax benefits including interest was $0.3 million. The reserve is classified as a current or long-term liability in the condensed consolidated balance sheets based on the Company’s expectation of when the items will be settled. The amount of accrued potential interest on unrecognized tax benefits included in the reserve as of March 31, 2018, was $47.0 thousand. There was no reserve for potential penalties.

During the three months ended March 31, 2018, the Company released $0.5 million of uncertain tax benefits from a U.S. Internal Revenue Service (IRS) audit related to the Secure Communication Systems, Inc. acquisition. During the first quarter of 2018, the IRS indicated that this examination of years 2013 to 2015 was closed. In addition, the IRS also notified the Company that the examination of the Company’s consolidated U.S. income tax return filings for 2014 was also closed with no additional tax costs.

The Company and its subsidiaries in Brazil, China, Ireland, Luxembourg, Malaysia, Mexico, the Netherlands, Romania, Singapore, Thailand and the United States remain open to examination by the various local taxing authorities, in total or in part, for fiscal years 2011 to 2017. Currently, the Company does not have any ongoing tax examinations by any jurisdiction.

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

Note 12 – Segment and Geographic Information

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

	Three Months Ended
	March 31,
(in thousands)	2018	2017
		(as adjusted)
Net sales:
Americas	$378,785	$361,320
Asia	195,122	179,304
Europe	50,796	40,644
Elimination of intersegment sales	(16,567)	(23,365)
	$608,136	$557,903

Depreciation and amortization:
Americas	$5,609	$5,505
Asia	2,822	3,166
Europe	884	657
Corporate	3,069	2,945
	$12,384	$12,273

Income from operations:
Americas	$16,737	$12,621
Asia	17,649	13,379
Europe	2,995	2,370
Corporate and intersegment eliminations	(19,414)	(17,481)
	$17,967	$10,889
Other income (expense):
Interest expense	(2,428)	(2,225)
Interest income	1,933	1,074
Other income (expense)	43	(81)
Income before income taxes	$17,515	$9,657

Capital expenditures:
Americas	$12,849	$3,266
Asia	5,713	2,410
Europe	1,022	914
Corporate	1,293	988
	$20,877	$7,578

	March 31,	December 31,
(in thousands)	2018	2017
		(as adjusted)
Total assets:
Americas	$786,480	$812,187
Asia	726,481	674,783
Europe	206,237	470,786
Corporate and other	338,808	151,548
	$2,058,006	$2,109,304

Geographic net sales information reflects the destination of the product shipped. Long-lived assets information is based upon the physical location of the asset.
	Three Months Ended
	March 31,
(in thousands)	2018	2017
		(as adjusted)
Geographic net sales:
United States	$391,967	$368,717
Asia	106,991	93,632
Europe	80,541	74,922
Other foreign	28,637	20,632
	$608,136	$557,903

	March 31,	December 31,
	2018	2017
Long-lived assets:
United States	$179,386	$167,858
Asia	78,867	77,750
Europe	11,194	11,042
Other foreign	26,900	25,830
	$296,347	$282,480

Note 13 – Supplemental Cash Flow and Non-Cash Information
The following is additional information concerning supplemental disclosures of cash payments.

	Three Months Ended
	March 31,
(in thousands)	2018	2017
Income taxes paid, net	$1,416	$816
Interest paid	2,256	2,214

Non-cash investing activity:
Additions to property, plant and equipment in accounts payable	$11,035	$3,301

Note 14 – Contingencies

The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Note 15 – Restructuring Charges

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

The Company recognized restructuring charges during 2018 and 2017 primarily related to facility transition and closures in the Americas, capacity reduction and reductions in workforce in certain facilities across various regions.

The following table summarizes the 2018 activity in the accrued restructuring balances related to the restructuring activities initiated prior to March 31, 2018:

	Balance as of			Foreign	Balance as of
	December 31,	Restructuring	Cash	Exchange	March 31,
(in thousands)	2017	Charges	Payment	Adjustments	2018
2018 Restructuring:
Severance	$—	$765	$(746)	$—	$19
Other exit costs	—	298	(168)	—	130
	—	1,063	(914)	—	149
2017 Restructuring:
Severance	47	—	—	—	47
Leased facilities and equipment	—	96	(96)	—	—
Other exit costs	198	244	(210)	(1)	231
	245	340	(306)	(1)	278
2016 Restructuring:
Severance	29	(1)	(3)	—	25
Other exit costs	16	35	(16)	—	35
	45	34	(19)	—	60
Total	$290	$1,437	$(1,239)	$(1)	$487

Note 16 – Fair Value

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

The Company’s financial instruments include cash equivalents, accounts and other receivables, accounts payable, accrued liabilities and long-term debt and capital lease obligations. The Company believes that the carrying values of these instruments approximate fair value. As of March 31, 2018, the Company’s long-term investments and derivative instruments were recorded at fair value using Level 3 inputs. The Company uses derivative instruments to manage the variability of foreign currency obligations and interest rates. The Company does not enter into derivatives for speculative purposes.

The forward currency exchange contracts in place as of March 31, 2018 have not been designated as accounting hedges and, therefore, changes in fair value are recorded within the Condensed Consolidated Statements of Income.

The Company has an interest rate swap agreement, which had a notional amount of $152.0 million and $155.3 million as of March 31, 2018 and December 31, 2017, respectively, to hedge a portion of its interest rate exposure on outstanding borrowings under the Credit Agreement. Under this interest rate swap agreement, the Company receives variable rate interest payments based on the one-month LIBOR rate and pays fixed rate interest payments. The fixed interest rate for the contract is 1.4935%. The effect of this swap is to convert a portion of the floating rate interest expense to fixed interest rate expense. Based on the terms of the interest rate swap contract and the underlying borrowings outstanding under the Credit Agreement, the interest rate contract was determined to be effective, and thus qualifies and has been designated as a cash flow hedge. As such, changes in the fair value of the interest rate swap are recorded in other comprehensive income on the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of cash flows. The fair value of the interest rate swap was a $3.1 million asset as of March 31, 2018 and a $2.0 million asset as of December 31, 2017.  During the three months ended  March 31, 2018, the Company recorded unrealized gain of $1.1 million ($0.8 million net of tax) on the swap in other comprehensive income. See Note 17.

Note 17 – Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component were as follows:

	Foreign		Unrealized
	currency	Derivative	loss on
	translation	instruments,	investments,
(in thousands)	adjustments	net of tax	net of tax	Other	Total
Balances, December 31, 2017	$(9,567)	$1,478	$(41)	$(19)	$(8,149)
Other comprehensive gain
before reclassifications	1,332	833	—	—	2,165
Net current period other comprehensive gain	1,332	833	—	—	2,165
Balances, March 31, 2018	$(8,235)	$2,311	$(41)	$(19)	$(5,984)

See Note 16 for further explanation of the change in derivative instruments that is recorded to Accumulated Other Comprehensive Loss.

Note 18 – Shareholders’ Equity

Dividends

On March 6, 2018, the Company declared a quarterly cash dividend of $0.15 per share of the Company’s common stock to shareholders of record as of March 29, 2018. The dividend of $7.5 million was paid on April 11, 2018.

Share Repurchase Authorization

On December 7, 2015 and on March 6, 2018, the Board of Directors approved the repurchase of up to $100.0 million and $250.0 million, respectively, of the Company’s common shares. As of March 31, 2018, the Company had $245.0 million remaining under the share repurchase authorization.

During the first quarter of 2018, the Company entered into an accelerated stock repurchase agreement (ASR) with a third party to purchase shares of its common stock for a payment of $50.0 million and received an initial delivery of 1.3 million shares of common stock, representing 80% of the expected shares. The remaining shares will be settled at the end of the contract period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report (this Report) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts and may include words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” “will,” or the negative or other variations thereof. In particular, statements, express or implied, concerning future operating results or the ability to generate sales, income or cash flow are forward-looking statements. Undue reliance should not be placed on any forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions that are beyond our ability to control or predict, including those discussed in Part I, Item 1A of the 2017 10-K and any added under  Part II, Item 1A of this Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes, including the future results of our operations, may vary materially from those indicated. The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying notes, and the 2017 10-K.

OVERVIEW

We are a worldwide provider of engineering services, integrated technology solutions and manufacturing services (both EMS and precision technology manufacturing machining services) for more complex products. In this Report, references to Benchmark, the Company or use of the words “we”, “our” and “us” include Benchmark’s subsidiaries unless otherwise noted.

We provide our services to OEMs of industrial equipment, products used in the A&D industries, telecommunication equipment, computers and related products for business enterprises, medical devices, and test and instrumentation products. Our services include comprehensive and integrated design and manufacturing services and solutions—from initial product concept to volume production, including direct order fulfillment and aftermarket services.

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

We believe our primary competitive advantages are our engineering services (including product design), technology solutions, and manufacturing services (including electronics and precision technology capabilities) provided by highly skilled personnel. We continue to invest in our business to expand our skills and service offerings from direct customer inputs. We have a closed-loop feedback system in place to respond to customer ideas to enhance our future flexible design and manufacturing solutions in support of the full life cycle of their products. These solutions provide accelerated time-to-market, faster time-to-volume production, and reduced product development costs. Working closely with our customers and responding promptly to their needs, we become an integral part of their process to bring products to market faster and more economically.

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

We employ enterprise resource planning (ERP) systems and lean manufacturing principles to manage the procurement and manufacturing processes in an efficient and cost-effective manner so that, where possible, components arrive on a just-in-time, as-and-when-needed basis. Because we are a significant purchaser of electronic components and other raw materials, we are able to capitalize on the economies of scale associated with our relationships with suppliers to negotiate price discounts, obtain components and other raw materials that are in short supply, and return excess components. Our agility and expertise in supply chain management and our relationships with suppliers across the supply chain enable us to help reduce our customers’ cost of goods sold and inventory exposure.

We recognize revenue from the sale of manufactured products built to customer specifications. We also generate revenue from design, development and engineering services, in addition to the sale of excess inventory.

Revenue is measured based on a consideration specified in a contract with a customer. We recognize revenue when we have satisfied a performance obligation by transferring control over a manufactured product to a customer. Our contracts with customers are short-term in nature. Customers are generally billed when the product is shipped or as services are performed. Under the majority of our manufacturing contracts with customers, the customer controls all of the work-in-progress as products are being built. Revenues under these contracts are recognized progressively based on the cost-to-cost method. For other manufacturing contracts, the customer does not take control of the product until it is completed. Under these contracts, we recognize revenue upon transfer of control of product to the customer. Revenue from design, development and engineering services is recognized over time as the services are performed. We assume no significant obligations after shipment as we typically warrant workmanship only. Therefore, the warranty provisions are generally not significant.

2018 Highlights

Sales for the three months ended March 31, 2018 increased 9% to $608.1 million compared to $557.9 million for 2017. During the first quarter of 2018, sales to customers in our various industry sectors fluctuated from the comparable 2017 period as follows:

•          Industrials increased by 6%,

•          A&D decreased by 2%,

•          Medical increased by 15%,

•          Test & Instrumentation increased by 35%,

•          Computing increased by 3%, and

•          Telecommunications increased by 3%.

The overall revenue increase was driven by strong Test & Instrumentation growth in our precision manufacturing machining operations serving the semi-capital equipment market, Medical growth from higher demand and program ramps from new and existing customers, and Industrials growth from improved demand from new and existing customers.

Our sales depend on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, can adversely affect us. A substantial percentage of our sales is made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. Sales to our 10 largest customers represented 44% of our sales in both the three months ended March 31, 2018 and 2017.

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

We have undertaken initiatives to restructure our business operations with the intention of improving utilization and reducing costs. During the first three months of 2018, we recognized $1.4 million of restructuring charges, primarily related to the closure of facilities in the Americas and reductions in workforce in certain facilities primarily in the Americas. In addition, we incurred $0.8 million in costs related to the transition of our corporate headquarters to Arizona.

RESULTS OF OPERATIONS

The following table presents the percentage relationship that certain items in our Condensed Consolidated Statements of Income bear to sales for the periods indicated. The financial information and the discussion below should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto in Item 1 of this Report. For ease of reference, we refer to the first quarter of 2018 below simply as “2018” and the first quarter of 2017 simply as “2017”.

	Three Months Ended
	March 31,
	2018	2017
		(as adjusted)
Sales	100.0%	100.0%
Cost of sales	90.4	91.5
Gross profit	9.6	8.5
Selling, general and administrative expenses	5.9	5.9
Amortization of intangible assets	0.4	0.4
Restructuring charges and other costs	0.4	0.3
Income from operations	3.0	2.0
Other expense, net	(0.1)	(0.2)
Income before income taxes	2.9	1.7
Income tax expense	6.8	0.2
Net income (loss)	(3.9)%	1.5%

Sales

As noted above, sales increased 9% in 2018 from 2017. The percentages of our sales by sector were as follows:

	Three Months Ended
	March 31,
	2018	2017
Higher-Value Markets		(as adjusted)
Industrials	20%	21%
A&D	16	18
Medical	16	15
Test & Instrumentation	17	14
	69	68
Traditional Markets
Computing	17	18
Telecommunications	14	14
	31	32
Total	100%	100%

Industrials. 2018  sales increased 6% to $124.5 million from $117.2 million in 2017 primarily from improved overall demand from new and existing customers.

Aerospace and Defense. 2018  sales decreased 2% to $97.9 million from $99.9 million in 2017 primarily due to new program qualification delays and ramp execution issues at two of our locations.

Medical. 2018  sales increased 15% to $97.3 million from $84.9 million in 2017 primarily due to higher demand from program ramps from new and existing customers.

Test & Instrumentation. 2018  sales increased 35% to $102.2 million from $75.7 million in 2017. The increase reflected strong demand in our precision manufacturing machining operations serving the semi-capital equipment market.

Computing. 2018 sales increased 3% to $103.5 million from $100.3 million in 2017. The increase is primarily due to increased demand from data security customers.

Telecommunications. 2018  sales increased 3% to $82.7 million from $79.9 million in 2017. The increase related primarily to demand increases from existing customers in the satellite, edge broadband, and network testing spaces.

Our international operations are subject to the risks of doing business abroad. See Part I, Item 1A of our 2017 10-K for factors pertaining to our international sales and fluctuations in the exchange rates of foreign currency and for further discussion of potential adverse effects in operating results associated with the risks of doing business abroad. During 2018 and 2017, 48% and 46%, respectively, of our sales were from international operations.

Gross Profit

Gross profit increased 23% to $58.3 million for 2018 from $47.5 million in 2017. For the three months ended March 31, 2017, we incurred a $3.4 million charge for the write-down of inventory associated with the insolvency of a customer. Including the inventory charge in the first quarter of 2017 and the partial recoveries in the first quarter of 2018, gross profit as a percentage of sales was 9.6% for the three months ended March 31, 2018 and 8.5% for the three months ended March 31, 2017. Excluding these items, gross profit as a percentage of sales increased to 9.5% for the three months ended March 31, 2018 from 9.1% in 2017 primarily due to higher sales and a better mix of higher-value sales.

Selling, General and Administrative Expenses

SG&A increased 10% to $35.8 million in 2018 from $32.7 million in 2017. During 2017, we had a $1.7 million charge for a provision to accounts receivable associated with the insolvency of a customer. Including this provision to accounts receivable, SG&A, as a percentage of sales, was 5.9% in both 2018 and 2017. Excluding this provision to accounts receivable, SG&A, as a percentage of sales, increased to 5.9% in 2018 from 5.5% in 2017 primarily due to increased stock-based compensation and investments in our sales and marketing organization and solutions capabilities.

Restructuring Charges and Other Costs

During 2018, we recognized $1.4 million of restructuring charges, primarily related to facility transition and closures in the Americas and reductions in workforce in certain facilities primarily in the Americas. In addition, during 2018 we incurred $0.8 million in costs related to the transition of our corporate headquarters to Arizona. We expect to incur additional restructuring charges of approximately $1.0 million to $1.5 million in the second quarter of 2018. In 2017, we recognized $1.5 million of restructuring charges and other costs, primarily related to reductions in workforce in certain facilities across various regions. See Note 15 to the Condensed Consolidated Financial Statements in Item 1 of this Report.

Interest Income

Interest income increased to $1.9 million in 2018 from $1.1 million in 2017 due to investment of higher levels of available cash in interest bearing cash equivalents at higher interest rates.

Income Tax Expense

Income tax expense of $41.2 million represented an effective tax rate of 235.0% for 2018, compared with $1.1 million for 2017, which represented an effective tax rate of 11.4%. During the first quarter of 2018, we changed our historical repatriation strategy. We have historically asserted our intention to indefinitely reinvest undistributed foreign earnings. We no longer consider these earnings to be indefinitely reinvested in our foreign subsidiaries. As a result of this change in assertion for undistributed earnings prior to December 31, 2017, we recorded a $30.7 million deferred tax expense for foreign withholding tax from Asia and $9.4 million for deferred U.S. state income tax expense in the first quarter of 2018. In addition, during 2018 we released $0.5 million of uncertain tax benefits from a U.S. Internal Revenue Service (IRS) audit related to the Secure Communication Systems, Inc. acquisition. During the first quarter of 2018, the IRS indicated that this examination of years 2013 to 2015 was closed. Excluding these tax items, the effective tax rate in 2018 would have been 8.7%. The decrease in the effective rate for 2018 is primarily a result of credits for deferred tax true-up adjustments and the reduction in the corporate income tax rate to 21% rate from 35%, offset by increased U.S. tax under GILTI as a result of the U.S. Tax Reform.

We have been granted certain tax incentives, including tax holidays, for our subsidiaries in China, Malaysia and Thailand that will expire at various dates, unless extended or otherwise renegotiated, through 2018 in China, 2021 in Malaysia, and 2028 in Thailand. See Note 11 to the Condensed Consolidated Financial Statements in Item 1 of this Report.

Net Income (Loss)

We reported a net loss of $23.6 million, or  $0.49 per diluted share, for the first three months of 2018, compared with net income of $8.6 million, or $0.17 per diluted share, for the same period in 2017. The net decrease of $32.2 million from 2017 was primarily the result of the tax expense related to the change in our historical repatriation strategy discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our organic growth and operations through funds generated from operations and occasional borrowings under our revolving credit facility. Cash and cash equivalents totaled $676.3 million at March 31, 2018 and $742.5 million at December 31, 2017, of which $438.1 million and $673.4 million, respectively, were held outside the U.S. in various foreign subsidiaries. During the three months ended March 31, 2018, we repatriated $277.0 million of foreign earnings to the U.S. and expect to repatriate an additional $223.0 million in future quarters.

Cash provided by operating activities during the first three months was $24.5 million for 2018 and consisted primarily of $23.6 million of net loss adjusted for $12.4 million of depreciation and amortization and $39.0 million in deferred income taxes, a $33.4 million decrease in accounts receivable, and a $38.2 million increase in inventories. The deferred income taxes are a result of the change in assertion related to undistributed foreign earnings. The increase in inventories is primarily related to raw materials in support of the ramp of new programs into production. Working capital was $1.1 billion at March 31, 2018 and $1.2 billion at December 31, 2017.

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

Cash used in investing activities was $21.0 million for 2018, primarily due to purchases of additional property, plant and equipment totaling $20.1 million. The purchases of property, plant and equipment were primarily for machinery and equipment in the Americas and Asia.

Cash used in financing activities was $70.6 million for 2018. Share repurchases totaled $58.4 million, equity forward contract payment totaled $10.0 million, net principal payments on long-term debt totaled $4.6 million, and we received $3.1 million from the exercise of stock options.

Under the terms of our $430.0 million Credit Agreement, in addition to the Term Loan facility, we have a $200.0 million five-year revolving credit facility to be used for general corporate purposes, both with a maturity date of November 12, 2020. The Credit Agreement includes an accordion feature pursuant to which total commitments under the facility may be increased by an additional $150.0 million, subject to satisfaction of certain conditions. As of March 31, 2018, we had $202.7 million in borrowings outstanding under the Term Loan facility and $2.8 million in letters of credit outstanding under the revolving credit facility. $197.2 million remains available for future borrowings under the revolving credit facility. See Note 7 to the Condensed Consolidated Financial Statements included in Item 1 of this Report for more information regarding the terms of the Credit Agreement.

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

As of March 31, 2018, we had cash and cash equivalents totaling $676.3 million and had $197.2 million available for borrowings under the Credit Agreement. During the next 12 months, we believe our capital expenditures will approximate $50 to $60 million, principally for machinery and equipment as well as expansion investments to support our ongoing business around the globe.

In December 2015 and March 2018, our Board of Directors approved the repurchase of up to $100.0 million and $250.0 million, respectively, of our outstanding common shares. As of March 31, 2018, we had $245.0 million remaining under the share repurchase authorization to purchase additional shares. We are under no commitment or obligation to repurchase any particular amount of common shares. Management believes that our existing cash balances and funds generated from operations will be sufficient to permit us to meet our liquidity requirements over the next 12 months. Management further believes that our ongoing cash flows from operations and any borrowings we may incur under our revolving credit facility will enable us to meet operating cash requirements in future years. If we consummated significant acquisitions in the future, our capital needs would increase and could possibly result in our need to increase available borrowings under our Credit Agreement or access public or private debt and equity markets. There can be no assurance, however, that we would be successful in raising additional debt or equity on acceptable terms.

CONTRACTUAL OBLIGATIONS

We have certain contractual obligations for operating and capital leases that were summarized in a table of Contractual Obligations in our 2017 10-K. There have been no material changes to our contractual obligations, outside of the ordinary course of our business, since December 31, 2017.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2018, we did not have any significant off-balance sheet arrangements. See Note 16 to the Condensed Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES AND RECENTLY ENACTED ACCOUNTING PRINCIPLES

Management’s discussion and analysis is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. Our significant accounting policies are summarized in Note 1 to the Consolidated Financial Statements included in our 2017 10-K. See Note 2  to the Condensed Consolidated Financial Statements for a discussion of recently enacted accounting principles.

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

We transact business in various foreign countries and are subject to foreign currency fluctuation risks. We use natural hedging and forward contracts to economically hedge transactional exposure primarily associated with trade accounts receivable, other receivables and trade accounts payable that are denominated in a currency other than the functional currency of the respective operating entity. We do not use derivative financial instruments for speculative purposes. The forward contracts in place as of March 31, 2018 have not been designated as accounting hedges and, therefore, changes in fair value are recorded within our Consolidated Statements of Income.

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

We are also exposed to interest rate risk on borrowings under our Credit Agreement. As of March 31, 2018, we had $202.7 million outstanding on the floating rate Term Loan facility, and we have an interest rate swap agreement with a notional amount of $152.0 million. Under this swap agreement, we receive variable rate interest payments and pay fixed rate interest payments. The effect of this swap is to convert a portion of our floating rate interest expense to fixed interest rate expense. The interest rate swap is designated as a cash flow hedge. For additional information, see Note 16 to the Condensed Consolidated Financial Statements in Item 1 of this Report.

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

Item 1A.        Risk Factors

There are no material changes to the risk factors set forth in Part I, Item 1A of our 2017 10-K.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

(c)  The following table provides information for the quarter ended March 31, 2018 about the Company’s repurchases of its equity securities registered pursuant to Section 12 of the Exchange Act, at a total cost of $58.4 million:

ISSUER PURCHASES OF EQUITY SECURITIES
(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares	Dollar Value)
			(or Units)	of Shares
			Purchased as	(or Units) that
	(a) Total		Part of	May Yet Be
	Number of		Publicly	Purchased
	Shares (or	(b) Average	Announced	Under the
	Units)	Price Paid per Share	Plans or	Plans or
Period	Purchased(1)	(or Unit)(2)	Programs	Programs(3)
January 1 to 31, 2018	380,000	$29.75	380,000	$52.1 million
February 1 to 28, 2018	239,031	$29.04	239,031	$45.2 million
March 1 to 31, 2018	1,292,347	$31.05	1,292,347	$245.0 million
Total	1,911,378	$30.54	1,911,378

(1) All share repurchases were made on the open market.

(2) Average price paid per share is calculated on a settlement basis and excludes commission.

(3) On December 7, 2015 and on March 6, 2018, the Board of Directors approved the repurchase of up to $100.0 million and $250.0 million, respectively, of the Company’s common shares. As of March 31, 2018, the Company had $245.0 million remaining under the share purchase authorization. Share purchases may be made in the open market, in privately negotiated transactions or block transactions, at the discretion of the Company’s management and as market conditions warrant. Purchases are funded from available cash and may be commenced, suspended or discontinued at any time without prior notice. Shares repurchased under the program are retired.

During the first quarter of 2018, the Company entered into an accelerated stock repurchase agreement (ASR) with a third party to purchase shares of its common stock for a payment of $50.0 million and received an initial delivery of 1.3 million shares of common stock, representing 80% of the expected shares. See Note 18 to the Condensed Consolidated Financial Statements in Item 1 of this report. The remaining shares to be received in connection with the ASR agreement will be reflected in the share repurchase table in future quarters.

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

4.1                      Specimen form of certificate evidencing the Common Shares (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014) (Commission file number 1-10560)

10.1(1)                 Amendment to Employment Agreement, dated as of February 22, 2018, between the Company and Paul J. Tufano (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 23, 2018 (Commission file number 1-10560))

31.1 (2)               Section 302 Certification of Chief Executive Officer

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 9, 2018.

BENCHMARK ELECTRONICS, INC.
(Registrant)
By: /s/ Paul J. Tufano
Paul J. Tufano
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Roop K. Lakkaraju
Roop K. Lakkaraju
Chief Financial Officer
(Principal Financial Officer)