Form 10-Q
period 2018-06-30
BENCHMARK ELECTRONICS INC
filed 2018-08-08
CIK 863436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10‑Q

_______________

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 6, 2018,  there were 46,585,922 shares of Common Stock of Benchmark Electronics, Inc., par value $0.10 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1.            Financial Statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
(in thousands, except par value)	2018	2017
		(as adjusted)
Assets
Current assets:
Cash and cash equivalents	$595,639	$742,546
Accounts receivable, net of allowance for doubtful accounts of $105
and $105, respectively	444,953	436,560
Contract assets	148,231	146,496
Inventories	318,986	268,917
Prepaid expenses and other assets	35,277	36,018
Income taxes receivable	—	120
Total current assets	1,543,086	1,630,657
Property, plant and equipment, net of accumulated depreciation of
$445,939 and $432,043, respectively	203,872	186,473
Goodwill	192,116	191,616
Deferred income taxes	4,034	4,034
Other, net	94,077	96,524
	$2,037,185	$2,109,304

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt and capital lease obligations	$21,219	$18,274
Accounts payable	383,606	362,701
Income taxes payable	20,803	11,663
Accrued liabilities	75,368	85,679
Total current liabilities	500,996	478,317
Long-term debt and capital lease obligations, less current installments	181,777	193,406
Other long-term liabilities	90,262	89,749
Deferred income taxes	20,005	8,694
Shareholders’ equity:
Preferred stock, $0.10 par value; 5,000 shares authorized, none issued	—	—
Common stock, $0.10 par value; 145,000 shares authorized; issued
and outstanding – 47,334 and 49,143, respectively	4,733	4,914
Additional paid-in capital	607,984	634,192
Retained earnings	639,779	708,181
Accumulated other comprehensive loss	(8,351)	(8,149)
Total shareholders’ equity	1,244,145	1,339,138
Commitments and contingencies
	$2,037,185	$2,109,304

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Loss)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2018	2017	2018	2017
		(as adjusted)		(as adjusted)
Sales	$660,591	$619,611	$1,268,727	$1,177,514
Cost of sales	606,292	560,127	1,156,110	1,070,498
Gross profit	54,299	59,484	112,617	107,016
Selling, general and administrative expenses	35,825	32,335	71,575	64,986
Amortization of intangible assets	2,367	2,481	4,733	4,962
Restructuring charges and other costs	1,758	1,544	3,993	3,055
Income from operations	14,349	23,124	32,316	34,013
Interest expense	(2,293)	(2,312)	(4,721)	(4,537)
Interest income	1,645	1,213	3,578	2,287
Other expense	(355)	(830)	(312)	(911)
Income before income taxes	13,346	21,195	30,861	30,852
Income tax expense	2,403	3,121	43,559	4,223
Net income (loss)	$10,943	$18,074	$(12,698)	$26,629

Earnings (loss) per share:
Basic	$0.23	$0.36	$(0.26)	$0.54
Diluted	$0.23	$0.36	$(0.26)	$0.53

Weighted-average number of shares outstanding:
Basic	47,451	49,766	47,981	49,640
Diluted	47,631	50,239	47,981	50,209

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
		(as adjusted)		(as adjusted)
Net income (loss)	$10,943	$18,074	$(12,698)	$26,629
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,652)	2,513	(1,320)	3,121
Unrealized gain on investments, net of tax	41	12	41	16
Unrealized gain (loss) on derivative, net of tax	244	(200)	1,077	165
Other	—	—	—	(13)
Other comprehensive income (loss)	(2,367)	2,325	(202)	3,289
Comprehensive income (loss)	$8,576	$20,399	$(12,900)	$29,918

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders’ Equity

(unaudited)

					Accumulated
	Common Stock		Additional		Other	Total
	Shares	Par	Paid-in	Retained	Comprehensive	Shareholders’
(in thousands)	Outstanding	Value	Capital	Earnings	Loss	Equity

Balances, December 31, 2017 (as adjusted)	49,143	$ 4,914	$ 634,192	$ 708,181	$ (8,149)	$ 1,339,138
Stock-based compensation expense	—	—	5,405	—	—	5,405
Shares repurchased and retired	(2,174)	(217)	(34,183)	(41,468)	—	(75,868)
Stock options exercised	182	18	3,359	—	—	3,377
Vesting of restricted stock units	209	21	(21)	—	—	—
Shares withheld for taxes	(26)	(3)	(768)	—	—	(771)
Dividends declared	—	—	—	(14,236)	—	(14,236)
Net loss	—	—	—	(12,698)	—	(12,698)
Other comprehensive loss	—	—	—	—	(202)	(202)
Balances, June 30, 2018	47,334	$ 4,733	$ 607,984	$ 639,779	$ (8,351)	$ 1,244,145

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
	June 30,
(in thousands)	2018	2017
		(as adjusted)

Cash flows from operating activities:
Net income (loss)	$(12,698)	$26,629
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Depreciation	19,373	18,414
Amortization	5,710	5,903
Deferred income taxes	10,936	1,360
Gain on the sale of property, plant and equipment	(116)	(167)
Asset impairments	96	—
Stock-based compensation expense	5,405	4,505
Changes in operating assets and liabilities, net of effects from business acquisition:
Accounts receivable	(8,980)	49,394
Contract assets	(1,735)	3,466
Inventories	(52,063)	(39,478)
Prepaid expenses and other assets	1,966	(7,233)
Accounts payable	23,103	16,675
Accrued liabilities	(16,025)	13,388
Income taxes	8,846	(327)
Net cash provided by (used in) operations	(16,182)	92,529
Cash flows from investing activities:
Proceeds from sales of investments at par	522	250
Additions to property, plant and equipment	(36,708)	(24,039)
Proceeds from the sale of property, plant and equipment	137	235
Additions to purchased software	(1,655)	(2,340)
Business acquisition, net of cash acquired	(2,731)	—
Other	(129)	(105)
Net cash used in investing activities	(40,564)	(25,999)
Cash flows from financing activities:
Proceeds from stock options exercised	3,377	8,094
Employee taxes paid for shares withheld	(771)	(379)
Dividends paid	(7,136)	—
Borrowings under credit agreement	50,000	—
Principal payments on long-term debt and capital lease obligations	(59,121)	(6,185)
Share repurchases	(65,868)	(2,000)
Equity forward contract related to accelerated share repurchase	(10,000)	—
Debt issuance costs	—	(433)
Net cash used in financing activities	(89,519)	(903)
Effect of exchange rate changes	(642)	2,251
Net increase (decrease) in cash and cash equivalents	(146,907)	67,878
Cash and cash equivalents at beginning of year	742,546	681,433
Cash and cash equivalents at end of period	$595,639	$749,311

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

Condensed Consolidated Balance Sheet
December 31, 2017

	Impact of changes in accounting policies
	As previously
(in thousands)	reported	Adjustments	As adjusted
Contract assets	$—	$146,496	$146,496
Inventories	397,181	(128,264)	268,917
Prepaid expenses and other assets	42,263	(6,245)	36,018
Total assets	$2,097,317	$11,987	$2,109,304

Income taxes payable	$11,662	$1	$11,663
Deferred income taxes	7,027	1,667	8,694
Total liabilities	768,498	1,668	770,166
Retained earnings	697,862	10,319	708,181
Total shareholders’ equity	1,328,819	10,319	1,339,138
Total liabilities and shareholders’ equity	$2,097,317	$11,987	$2,109,304

Condensed Consolidated Statement of Income
Three Months Ended June 30, 2017

	Impact of changes in accounting policies
	As previously
(in thousands, except per share data)	reported	Adjustments	As adjusted

Sales	$616,904	$2,707	$619,611
Cost of sales	$558,317	$1,810	$560,127
Income tax expense	$3,122	$(1)	$3,121
Net income	$17,176	$898	$18,074

Earnings per share:
Basic	$0.35	$0.01	$0.36
Diluted	$0.34	$0.02	$0.36

Weighted-average number of shares outstanding:
Basic	49,766	49,766	49,766
Diluted	50,239	50,239	50,239

Condensed Consolidated Statement of Income
Six Months Ended June 30, 2017

	Impact of changes in accounting policies
	As previously
(in thousands, except per share data)	reported	Adjustments	As adjusted

Sales	$1,183,405	$(5,891)	$1,177,514
Cost of sales	$1,075,758	$(5,260)	$1,070,498
Income tax expense	$4,620	$(397)	$4,223
Net income	$26,863	$(234)	$26,629

Earnings per share:
Basic	$0.54	$—	$0.54
Diluted	$0.54	$(0.01)	$0.53

Weighted-average number of shares outstanding:
Basic	49,640	49,640	49,640
Diluted	50,209	50,209	50,209

Condensed Consolidated Statement of Cashflows
Six Months Ended June 30, 2017

	Impact of changes in accounting policies
	As previously
(in thousands)	reported	Adjustments	As adjusted

Net income	$26,863	$(234)	$26,629
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	18,414	—	18,414
Amortization	5,903	—	5,903
Deferred income taxes	2,103	(743)	1,360
Gain on the sale of property, plant and equipment	(167)	—	(167)
Stock-based compensation expense	4,505	—	4,505
Changes in operating assets and liabilities:
Accounts receivable	49,394	—	49,394
Contract assets	—	3,466	3,466
Inventories	(34,218)	(5,260)	(39,478)
Prepaid expenses and other assets	(9,658)	2,425	(7,233)
Accounts payable	16,675	—	16,675
Accrued liabilities	13,388	—	13,388
Income taxes	(673)	346	(327)
Net cash provided by operations	92,529	—	92,529

Net cash used in investing activities	(25,999)	—	(25,999)

Net cash used in financing activities	(903)	—	(903)
Effect of exchange rate changes	2,251	—	2,251
Net increase in cash and cash equivalents	67,878	—	67,878
Cash and cash equivalents at beginning of year	681,433	—	681,433
Cash and cash equivalents at end of period	$749,311	$—	$749,311

Not Yet Adopted

In February 2018, the FASB issued new accounting guidance that allows the reclassification of certain tax effects from accumulated other comprehensive income to retained earnings. This guidance is effective January 1, 2019, with early adoption permitted. The Company is evaluating whether it will adopt this new guidance along with any impacts on the Company’s financial position, results of operations and cash flows, none of which are expected to be material.

In June 2016, the FASB issued a new accounting standards update, which replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This update is effective for annual reporting periods beginning after December 15, 2019.  The Company does not expect the implementation of this update to have a material impact on its consolidated financial position, results of operations or cash flows and will adopt this update effective January 1, 2020.

In February 2016, the FASB issued a new accounting standards update changing the accounting for leases, including a requirement to record all leases on the consolidated balance sheets as assets (right-of-use) and liabilities (for reasonably certain lease payments). This update is effective for fiscal years beginning after December 15, 2018. The Company will adopt this update effective January 1, 2019, which will impact its consolidated balance sheet. Originally, entities were required to adopt this update using a modified retrospective approach, which required prior periods to be presented under this new standard with various practical expedients allowed. However, in July 2018, the FASB issued additional guidance which allows entities the option of recognizing the cumulative effect of applying the new standard as an adjustment to the opening balance of retained earnings in the year of adoption (January 1, 2019). The Company is currently evaluating the impact this standard will have on its consolidated financial statements and which transition approach will be used upon adoption.

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

Disaggregation of revenue

In the following tables, revenue is disaggregated by market sector. The tables also include a reconciliation of the disaggregated revenue with the reportable operating segments.

	Reportable Operating Segments
	Three Months Ended June 30, 2018
(in thousands)	Americas	Asia	Europe	Total
Market Sector:
Industrials	$45,138	$55,919	$16,711	$117,768
A&D	94,066	1,518	6,924	102,508
Medical	59,383	34,101	3,564	97,048
Test and instrumentation	47,333	41,552	17,185	106,070
Computing	141,417	17,528	1,692	160,637
Telecommunication	39,461	36,907	192	76,560
External revenue	426,798	187,525	46,268	660,591
Elimination of intersegment sales	7,480	10,103	87	17,670
Segment revenue	$434,278	$197,628	$46,355	$678,261

	Six Months Ended June 30, 2018
	Americas	Asia	Europe	Total
Market Sector:
Industrials	$97,867	$109,576	$34,885	$242,328
A&D	182,480	2,648	15,247	200,375
Medical	114,375	72,364	7,596	194,335
Test and instrumentation	93,202	80,785	34,297	208,284
Computing	227,638	32,428	4,109	264,175
Telecommunication	83,355	74,992	883	159,230
External revenue	798,917	372,793	97,017	1,268,727
Elimination of intersegment sales	14,146	19,957	134	34,237
Segment revenue	$813,063	$392,750	$97,151	$1,302,964

	Reportable Operating Segments
	Three Months Ended June 30, 2017 (as adjusted)
(in thousands)	Americas	Asia	Europe	Total
Market Sector:
Industrials	$56,053	$52,094	$16,607	$124,754
A&D	93,047	917	6,116	100,080
Medical	48,139	33,822	4,874	86,835
Test and instrumentation	37,766	38,655	12,395	88,816
Computing	116,547	23,166	2,518	142,231
Telecommunication	45,239	31,222	434	76,895
External revenue	396,791	179,876	42,944	619,611
Elimination of intersegment sales	8,643	14,604	66	23,313
Segment revenue	$405,434	$194,480	$43,010	$642,924

	Six Months Ended June 30, 2017 (as adjusted)
	Americas	Asia	Europe	Total
Market Sector:
Industrials	$110,150	$97,885	$33,905	$241,940
A&D	186,456	1,049	12,475	199,980
Medical	95,740	66,299	9,721	171,760
Test and instrumentation	70,420	73,349	20,797	164,566
Computing	194,360	42,732	5,398	242,490
Telecommunication	93,153	62,386	1,239	156,778
External revenue	750,279	343,700	83,535	1,177,514
Elimination of intersegment sales	16,475	30,084	119	46,678
Segment revenue	$766,754	$373,784	$83,654	$1,224,192

For the six months ended June 30, 2018 and 2017, 95.3% and 95.6%, respectively, of the Company’s revenue was recognized as products and services are transferred over time.

Note 4 – Stock-Based Compensation

The Company’s 2010 Omnibus Incentive Compensation Plan (the 2010 Plan) authorizes the Company, upon approval of the Compensation Committee of the Board of Directors, to grant a variety of awards, including stock options, restricted shares and restricted stock units (both time-based and performance-based) and other forms of equity awards, or any combination thereof, to any director, officer, employee or consultant (including any prospective director, officer, employee or consultant) of the Company. Stock options (which have not been awarded since 2015) are granted to employees with an exercise price equal to the market price of the Company’s common stock on the date of grant, generally vest over a four-year period from the date of grant and have a term of 10 years. Time-based restricted stock units granted to employees generally vest over a four-year period from the date of grant, subject to the continued employment of the employee by the Company. Performance-based restricted stock units generally vest over a three-year performance cycle, which includes the year of the grant, and are based upon the Company’s achievement of specified performance metrics. Awards under the 2010 Plan to non-employee directors have been in the form of restricted stock units, which vest in equal quarterly installments over a one-year period, starting on the grant date.

As of June 30, 2018, 2.7 million additional shares of common stock were available for issuance under the Company’s 2010 Plan.

All share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on their grant date fair values. The total compensation cost recognized for stock-based awards was $2.5 million and $5.4 million for the three and six months ended June 30, 2018, respectively, and $2.3 million and $4.5 million for the three and six months ended June 30, 2017, respectively. The total income tax benefit recognized in the condensed income statements for stock-based awards was $0.6 million and $1.3 million for the three and six months ended June 30, 2018, respectively, and $0.9 million and $1.6 million for the three and six months ended June 30, 2017, respectively. The compensation expense for stock-based awards is recognized over the vesting period of the awards using the straight-line method. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. Awards of restricted stock units and performance-based restricted stock units are valued at the closing market price of the Company’s common stock on the date of grant. For performance-based restricted stock units, compensation expense is based on the probability that the performance goals will be achieved, which is monitored by management throughout the requisite service period. When it becomes probable, based on the Company’s expectation of performance during the measurement period, that more or less than the previous estimate of the awarded shares will vest, an adjustment to stock-based compensation expense is recognized as a change in accounting estimate.

As of June 30, 2018, the unrecognized compensation cost and remaining weighted-average amortization related to stock-based awards were as follows:

Performance-
		Time-based	based
		Restricted	Restricted
	Stock	Stock	Stock
(in thousands, except remaining period data)	Options	Units	Units(1)
Unrecognized compensation cost	$ 185	$ 17,183	$ 4,732
Remaining weighted-average
amortization period	0.7 years	2.6 years	1.6 years

(1) Based on the probable achievement of the performance goals identified in each award.

The total cash received by the Company as a result of stock option exercises for the six months ended June 30, 2018 and 2017 was approximately $3.4 million and $8.1 million, respectively. The actual tax benefit realized as a result of stock option exercises and the vesting of other share-based awards during the six months ended June 30, 2018 and 2017 was $1.9 million and $3.8 million, respectively. For the six months ended June 30, 2018 and 2017, the total intrinsic value of stock options exercised was $2.2 million and $5.2 million, respectively.

The Company awarded performance-based restricted stock units to employees during the six months ended June 30, 2018 and 2017. The number of performance-based restricted stock units that will ultimately be earned will not be determined until the end of the corresponding performance periods, and may vary from as low as zero to as high as 2.5 times the target number depending on the level of achievement of certain performance goals. The level of achievement of these goals is based upon the financial results of the Company for the last full calendar year within the performance period. The performance goals consist of certain levels of achievement using the following financial metrics: revenue growth, operating margin expansion, and return on invested capital. If the performance goals are not met based on the Company’s financial results, the applicable performance-based restricted stock units will not vest and will be forfeited. Shares subject to forfeited performance-based restricted stock units will be available for issuance under the Company’s 2010 Plan.

The following table summarizes activities relating to the Company’s stock options:

			Weighted-
		Weighted-	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	(in thousands)	Price	Term (Years)	(in thousands)
Outstanding as of December 31, 2017	596	$19.72
Exercised	(182)	18.57
Forfeited or expired	(20)	22.97
Outstanding as of June 30, 2018	394	$20.10	4.74	$ 3,568
Exercisable as of June 30, 2018	358	$19.79	3.73	$ 3,350

The aggregate intrinsic value in the table above is before income taxes and is calculated as the difference between the exercise price of the underlying options and the Company’s closing stock price as of the last business day of the period ended June 30, 2018 for options that had exercise prices that were below the closing price.

The following table summarizes the activities related to the Company’s time-based restricted stock units:

		Weighted-
	Number of	Average
	Units	Grant Date
	(in thousands)	Fair Value
Non-vested units outstanding as of December 31, 2017	593	$27.47
Granted	385	29.67
Vested	(209)	26.51
Forfeited	(70)	27.02
Non-vested units outstanding as of June 30, 2018	699	$29.01

The following table summarizes the activities related to the Company’s performance-based restricted stock units:

		Weighted-
	Number of	Average
	Units	Grant Date
	(in thousands)	Fair Value
Non-vested units outstanding as of December 31, 2017	346	$26.88
Granted (1)	109	29.92
Forfeited	(145)	23.97
Non-vested units outstanding as of June 30, 2018	310	$29.31

(1)  Represents target number of units that can vest based on the achievement of the performance goals.

Note 5 – Earnings Per Share

Basic earnings per share is computed using the weighted-average number of shares outstanding. Diluted earnings per share is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding stock equivalents. Stock equivalents include common stock issuable upon the exercise of stock options and other equity instruments, and are computed using the treasury stock method. Under the treasury stock method, the exercise price of a share and the amount of compensation cost, if any, for future service that the Company has not yet recognized are assumed to be used to repurchase shares in the current period.

The following table sets forth the calculation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2018	2017	2018	2017
		(as adjusted)		(as adjusted)
Net income (loss)	$10,943	$18,074	$(12,698)	$26,629

Denominator for basic earnings per share -
weighted-average number of common
shares outstanding during the period	47,451	49,766	47,981	49,640
Incremental common shares attributable to
exercise of dilutive options	116	318	—	341
Incremental common shares attributable
to outstanding restricted stock units	64	155	—	228
Denominator for diluted earnings per share	47,631	50,239	47,981	50,209

Basic earnings (loss) per share	$0.23	$0.36	$(0.26)	$0.54
Diluted earnings (loss) per share	$0.23	$0.36	$(0.26)	$0.53

Potentially dilutive securities totaling 0.3 million common shares for the six months ended June 30, 2018 were not included in the computation of diluted loss per share because their effect would have decreased the loss per share.

Note 6 – Goodwill and Other Intangible Assets

Goodwill allocated to the Company’s reportable segments was as follows:

(in thousands)	Americas	Asia	Total
Goodwill as of December 31, 2017	$153,514	$38,102	$191,616
Acquisition	500	—	500
Goodwill as of June 30, 2018	$154,014	$38,102	$192,116

During the three months ended June 30, 2018, the Company completed a non-significant business acquisition for $2.7 million. The preliminary allocation of the net purchase price resulted in $0.5 million of goodwill. The goodwill recognized in connection with the acquisition represents the future economic benefit arising from assets acquired that could not be individually identified and separately recognized, and is attributable to the general reputation, acquisition synergies and expected future cash flows of the acquisition.  The final allocation of the purchase price, which the Company expects to complete no later than one year from the acquisition date, may differ from the amounts included in these financial statements.

Management does not expect additional adjustments, if any, resulting from changes to the purchase price allocation, to have a material effect on the Company’s financial position or results of operations.

Other assets consist primarily of acquired identifiable intangible assets and capitalized purchased software costs. Intangible assets as of June 30, 2018 and December 31, 2017 were as follows:

	As of June 30, 2018
	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
Customer relationships	$100,170	$(37,513)	$62,657
Purchased software costs	36,806	(29,974)	6,832
Technology licenses	28,800	(19,438)	9,362
Trade names and trademarks	7,800	—	7,800
Other	868	(273)	595
Total	$174,444	$(87,198)	$87,246

	As of December 31, 2017
	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
Customer relationships	$100,200	$(34,372)	$65,828
Purchased software costs	35,328	(29,612)	5,716
Technology licenses	28,800	(17,887)	10,913
Trade names and trademarks	7,800	—	7,800
Other	868	(261)	607
Total	$172,996	$(82,132)	$90,864

Customer relationships are being amortized on a straight-line basis over a period of 10 to 14 years. Capitalized purchased software costs are being amortized on a straight-line basis over the estimated useful life of the related software, which ranges from 2 to 10 years. Technology licenses are being amortized over their estimated useful lives in proportion to the economic benefits consumed. The Company’s acquired trade names and trademarks have been determined to have an indefinite life. Amortization for the six months ended June 30, 2018 and 2017 was as follows:

	Six Months Ended
	June 30,
(in thousands)	2018	2017
Amortization of intangible assets	$4,733	$4,962
Amortization of capitalized purchased software costs	540	516
Amortization of debt costs	437	425
	$5,710	$5,903

The estimated future amortization expense of acquired intangible assets for each of the next five years is as follows (in thousands):

Year ending December 31,	Amount
2018 (remaining six months)	$5,336
2019	11,311
2020	10,499
2021	7,312
2022	7,242

Note 7 – Borrowing Facilities

As of June 30, 2018, the Company had a $430 million Credit Agreement (the Credit Agreement) with JPMorgan Chase Bank, N.A. as administrative agent and collateral agent (the Administrative Agent), and the financial institutions acting as lenders thereunder from time to time. This Credit Agreement provided for a five-year $200 million revolving credit facility (the Revolving Credit Facility) and a five-year $230 million term loan facility (the Term Loan). The Revolving Credit Facility was available for general corporate purposes, could be drawn in foreign currencies up to an amount equivalent to $20 million, and could be used for letters of credit up to $20 million. The Credit Agreement included an accordion feature, pursuant to which total commitments under the facility could be increased by an additional $150 million, subject to satisfaction of certain conditions.

The Term Loan was payable in minimum quarterly principal installments of $4.3 million in 2018, $5.8 million in 2019, and $8.6 million in 2020, with the balance payable on the maturity date.

Interest on outstanding borrowings under the Credit Agreement accrued, at our option, at (a) the adjusted London interbank offered rate (LIBOR) plus 1.25% to 2.25%, or (b) the alternative base rate plus 0.25% to 1.25%, and was payable quarterly in arrears. The alternative base rate was equal to the highest of (i) the Administrative Agent’s prime rate, (ii) the federal funds rate plus 0.50% and (iii) the adjusted LIBOR rate plus 1.00%. The margin on the interest rates fluctuated based upon the ratio of the Company’s debt to its consolidated EBITDA. As of June 30, 2018, $148.8 million of the outstanding debt under the Credit Agreement was effectively at a fixed interest rate as a result of a $148.8 million notional interest rate swap contract discussed in Note 16. A commitment fee of 0.30% to 0.40% per annum (based on the debt to EBITDA ratio) on the unused portion of the revolving credit line was payable quarterly in arrears.

The Credit Agreement was generally secured by a pledge of (a) all the capital stock of the Company’s domestic subsidiaries and 65% of the capital stock of its directly owned foreign subsidiaries, (b) any debt owed to Benchmark and its subsidiaries and (c) all or substantially all other personal property of Benchmark and its domestic subsidiaries (including, accounts receivable, contract assets, inventory and fixed assets of Benchmark and its domestic subsidiaries), in each case, subject to customary exceptions and limitations. The Credit Agreement contained financial covenants as to debt leverage and interest coverage, and certain customary affirmative and negative covenants, including restrictions on our ability to incur additional debt and liens, pay dividends, repurchase shares, sell assets and merge or consolidate with other persons. Amounts due under the Credit Agreement could be accelerated upon specified events of default, including a failure to pay amounts due, breach of a covenant, material inaccuracy of a representation, or occurrence of bankruptcy or insolvency, subject, in some cases, to cure periods. As of June 30, 2018 and December 31, 2017, the Company was in compliance with all of these covenants and restrictions.

As of June 30, 2018, the Company had $198.4 million in borrowings outstanding under the Term Loan facility and $2.8 million in letters of credit outstanding under the Revolving Credit Facility. The Company had $197.2 million available for future borrowings under the Revolving Credit Facility.

On July 20, 2018, the Company entered into a $650 million credit agreement (the New Credit Agreement) by and among the Company, certain of its subsidiaries, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Swingline Lender and a L/C Issuer. The New Credit Agreement replaced the Credit Agreement. The New Credit Agreement is comprised of a five-year $500 million revolving credit facility (the New Revolving Credit Facility) and a five-year $150 million term loan facility (the New Term Loan Facility), both with a maturity date of July 20, 2023. A portion of the New Term Loan Facility proceeds were used to (i) refinance all indebtedness and terminate all commitments under the Credit Agreement discussed above and (ii) pay the fees, costs and expenses associated with the foregoing and the negotiation, execution and delivery of the New Credit Agreement.

The New Revolving Credit Facility is available for general corporate purposes. The New Credit Agreement includes an accordion feature pursuant to which the Company is permitted to add one or more incremental term loan and/or increase commitments under the New Revolving Credit Facility in an aggregate amount not exceeding $275 million, subject to the satisfaction of certain conditions.

The New Credit Agreement contains certain financial covenants as to interest coverage and debt leverage, and certain customary affirmative and negative covenants, including restrictions on our ability to incur additional debt and liens, pay dividends, repurchase shares, sell assets and merge or consolidate with other persons.

The Company’s Thailand subsidiary has a multi-purpose credit facility with Kasikornbank Public Company Limited (the Thai Credit Facility) that provides for 350 million Thai baht (approximately $10.6 million) working capital availability. The Thai Credit Facility is secured by land and buildings in Thailand owned by the Company’s Thailand subsidiary. Availability of funds under the Thai Credit Facility is reviewed annually and is currently accessible through October 2018. As of both June 30, 2018 and December 31, 2017, there were no working capital borrowings outstanding under the facility.

Note 8 – Contract Assets

As of June 30, 2018 and December 31, 2017, the Company had $148.2 million and $146.5 million in contract receivables from contracts with customers. The contract receivables primarily relate to the Company’s right to consideration for work completed but not billed at the reporting date. The contract receivables are transferred to accounts receivable when the rights become unconditional.

Significant changes in the contract asset balance during the period are as follows:

	Six Months Ended
	June 30,
(in thousands)	2018	2017
Transferred to receivables from contract assets recognized at
the beginning of the period	$(290,599)	$(305,850)
Contract assets recognized, net of reclassification to accounts receivable	292,334	302,384
Net change	$1,735	$(3,466)

Note 9 – Inventories
Inventory costs are summarized as follows:
	June 30,	December 31,
(in thousands)	2018	2017
		(as adjusted)
Raw materials	$310,972	$258,228
Work in process	7,071	8,600
Finished goods	943	2,089
	$318,986	$268,917

Note 10 – Accounts Receivable Sale Program

As of June 30, 2018, in connection with a trade accounts receivable sale program with an unaffiliated financial institution, the Company may elect to sell, at a discount, on an ongoing basis, up to a maximum of $40.0 million, of specific accounts receivable at any one time.

During the three months ended June 30, 2018 & 2017, the Company sold $40.0 million of accounts receivable under this program, and in exchange, the Company received cash proceeds of $39.9 million, net of the discount. During the six months ended June 30, 2018 and 2017, the Company sold $80.0 million and $65.0 million, respectively, of accounts receivable under this program, and in exchange, the Company received cash proceeds of $79.8 million and $64.9 million, respectively, net of the discount. The loss on the sale resulting from the discount was recorded to other expense within the Condensed Consolidated Statements of Income.

On July 20, 2018, the Company amended the terms of the trade accounts receivable sale program to, among other things, increase the maximum amount of specific accounts receivable that the Company may elect to sell, at any one time, from $40 million to $80 million.

Note 11 – Income Taxes
Income tax expense consists of the following:
	Six Months Ended
	June 30,
(in thousands)	2018	2017
		(as adjusted)
Federal – current	$(81)	$(678)
Foreign – current	24,992	3,379
State – current	7,712	162
Deferred	10,936	1,360
	$43,559	$4,223

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

As of December 31, 2017, the Company had approximately $928 million in cumulative undistributed foreign earnings outside the U.S. Substantially all of these undistributed earnings are subject to the U.S. mandatory repatriation tax and are eligible to be repatriated to the U.S. without additional U.S. tax under the U.S. Tax Reform. The Company has historically asserted its intention to indefinitely reinvest undistributed foreign earnings. The Company no longer considers these earnings to be indefinitely reinvested in its foreign subsidiaries. As a result of this change in assertion for undistributed earnings prior to December 31, 2017, the Company recorded $30.7 million of deferred tax expense for foreign withholding tax from Asia and $9.4 million of deferred U.S. state income tax expense in the first three months of 2018. During the six months ended June 30, 2018, the Company repatriated $522.0 million of foreign earnings to the U.S. For future undistributed earnings earned after December 31, 2017, the Company intends to indefinitely reinvest certain future undistributed foreign earnings from certain jurisdictions, and repatriate future earnings from other specific jurisdictions as part of its foreign cash management strategy around the world.

Excluding the impact of these items, income tax expense differs from the amount computed by applying the U.S. federal statutory income tax rate to income before income tax primarily due to the mix of taxable income by taxing jurisdiction, the impact of tax incentives and tax holidays in foreign locations, state income taxes (net of federal benefit) and the U.S. tax under GILTI.

The Company has been granted certain tax incentives, including tax holidays, for its subsidiaries in China, Malaysia and Thailand that will expire at various dates, unless extended or otherwise renegotiated, through 2018 in China, 2021 in Malaysia and 2028 in Thailand, and are subject to certain conditions with which the Company expects to comply. The net impact of these tax incentives was to lower income tax expense for the six months ended June 30, 2018 and 2017 by approximately $6.6 million (approximately $0.14 per diluted share) and $4.2 million (approximately $0.08 per diluted share), respectively, as follows:

	Six Months Ended
	June 30,
(in thousands)	2018	2017
China	$969	$471
Malaysia	2,551	1,773
Thailand	3,070	1,926
	$6,590	$4,170

As of June 30, 2018, the total amount of the reserve for uncertain tax benefits including interest was $0.3 million. The reserve is classified as a current or long-term liability in the condensed consolidated balance sheets based on the Company’s expectation of when the items will be settled. The amount of accrued potential interest on unrecognized tax benefits included in the reserve as of June 30, 2018, was $47.0 thousand. There was no reserve for potential penalties. During the six months ended June 30, 2018, the Company released $0.5 million of uncertain tax benefits from a U.S. Internal Revenue Service (IRS) audit related to the Secure Communication Systems, Inc. acquisition. During the first quarter of 2018, the IRS indicated that this examination of years 2013 to 2015 was closed. In addition, the IRS also notified the Company that the examination of the Company’s consolidated U.S. income tax return filings for 2014 was also closed with no additional tax costs.

The Company and its subsidiaries in Brazil, China, Ireland, Luxembourg, Malaysia, Mexico, the Netherlands, Romania, Singapore, Thailand and the United States remain open to examination by the various local taxing authorities, in total or in part, for fiscal years 2011 to 2017. Currently, the Company does not have any ongoing tax examinations by any jurisdiction. During the course of such tax examinations, disputes may occur as to matters of fact or law. Also, in most tax jurisdictions, the passage of time without examination will result in the expiration of applicable statutes of limitations thereby precluding examination of the tax period(s) for which such statute of limitation has expired. The Company believes that it has adequately provided for its tax liabilities.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
		(as adjusted)		(as adjusted)
Net sales:
Americas	$434,278	$405,434	$813,063	$766,754
Asia	197,628	194,480	392,750	373,784
Europe	46,355	43,010	97,151	83,654
Elimination of intersegment sales	(17,670)	(23,313)	(34,237)	(46,678)
	$660,591	$619,611	$1,268,727	$1,177,514

Depreciation and amortization:
Americas	$5,816	$5,415	$11,425	$10,920
Asia	2,871	2,973	5,693	6,139
Europe	900	679	1,784	1,336
Corporate	3,112	2,977	6,181	5,922
	$12,699	$12,044	$25,083	$24,317

Income from operations:
Americas	$15,522	$19,157	$32,259	$31,777
Asia	16,829	20,457	34,478	33,837
Europe	2,200	2,509	5,195	4,879
Corporate and intersegment eliminations	(20,202)	(18,999)	(39,616)	(36,480)
	$14,349	$23,124	$32,316	$34,013
Other income (expense):
Interest expense	(2,293)	(2,312)	(4,721)	(4,537)
Interest income	1,645	1,213	3,578	2,287
Other expense	(355)	(830)	(312)	(911)
Income before income taxes	$13,346	$21,195	$30,861	$30,852

Capital expenditures:
Americas	$12,545	$5,770	$25,394	$9,036
Asia	2,937	8,714	8,650	11,124
Europe	630	2,466	1,652	3,380
Corporate	1,374	1,851	2,667	2,839
	$17,486	$18,801	$38,363	$26,379

	June 30,	December 31,
(in thousands)	2018	2017
		(as adjusted)
Total assets:
Americas	$845,315	$812,187
Asia	537,064	674,783
Europe	147,875	470,786
Corporate and other	506,931	151,548
	$2,037,185	$2,109,304

Geographic net sales information reflects the destination of the product shipped. Long-lived assets information is based upon the physical location of the asset.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
		(as adjusted)		(as adjusted)
Geographic net sales:
United States	$449,598	$415,383	$841,565	$784,100
Singapore	67,214	64,939	127,134	119,015
Other Asia	48,700	51,351	95,771	90,907
Europe	73,040	71,698	153,581	146,620
Other Foreign	22,039	16,240	50,676	36,872
	$660,591	$619,611	$1,268,727	$1,177,514

			June 30,	December 31,
			2018	2017
Long-lived assets:
United States			$182,125	$167,858
Asia			79,040	77,750
Europe			10,580	11,042
Other			26,154	25,830
			$297,899	$282,480

Note 13 – Supplemental Cash Flow and Non-Cash Information
The following information concerns supplemental disclosures of cash payments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
Income taxes paid, net	$22,336	$1,709	$23,752	$2,525
Interest paid	2,062	2,082	4,318	4,296

Non-cash investing activity:
Additions to property, plant and equipment
in accounts payable			$5,960	$2,074

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

The Company recognized restructuring charges during 2018 and 2017 primarily related to facility transition and closures in the Americas, capacity reduction and reductions in workforce in certain facilities across various regions. The following table summarizes the 2018  activity in the accrued restructuring balances related to the restructuring activities initiated prior to June 30, 2018:

	Balance as of				Foreign	Balance as of
	December 31,	Restructuring	Cash	Non-Cash	Exchange	June 30,
(in thousands)	2017	Charges	Payment	Activity	Adjustments	2018
2018 Restructuring:
Severance	$—	$974	$(974)	$—	$—	$—
Other exit costs	—	691	(385)	—	—	306
	—	1,665	(1,359)	—	—	306
2017 Restructuring:
Severance	47	3	(50)	—	—	—
Leased facilities and equipment	—	96	(96)	—	—	—
Other exit costs	198	270	(309)	—	(23)	136
	245	369	(455)	—	(23)	136
2016 Restructuring:
Severance	29	(1)	(3)	—	—	25
Other exit costs	16	208	(128)	(96)	—	—
	45	207	(131)	(96)	—	25
Total	$290	$2,241	$(1,945)	$(96)	$(23)	$467

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

The Company’s financial instruments include cash equivalents, accounts and other receivables, accounts payable, accrued liabilities and long-term debt and capital lease obligations. The Company believes that the carrying values of these instruments approximate fair value. As of June 30, 2018, the Company’s long-term investments and derivative instruments were recorded at fair value using Level 3 inputs. The Company uses derivative instruments to manage the variability of foreign currency obligations and interest rates. The Company does not enter into derivatives for speculative purposes.

The forward currency exchange contracts in place as of June 30, 2018 have not been designated as accounting hedges and, therefore, changes in fair value are recorded within the Condensed Consolidated Statements of Income.

The Company has an interest rate swap agreement, which had a notional amount of $148.8 million and $155.3 million as of June 30, 2018 and December 31, 2017, respectively, to hedge a portion of its interest rate exposure on outstanding borrowings under the Credit Agreement. Under this interest rate swap agreement, the Company receives variable rate interest payments based on the one-month LIBOR rate and pays fixed rate interest payments. The fixed interest rate for the contract is 1.4935%. The effect of this swap is to convert a portion of the floating rate interest expense to fixed interest rate expense. Based on the terms of the interest rate swap contract and the underlying borrowings outstanding under the Credit Agreement, the interest rate contract was determined to be effective, and thus qualifies and has been designated as a cash flow hedge. As such, changes in the fair value of the interest rate swap are recorded in other comprehensive income on the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of cash flows. The fair value of the interest rate swap was a $3.4 million asset as of June 30, 2018 and a $2.0 million asset as of December 31, 2017.  During the six months ended  June 30, 2018, the Company recorded unrealized gain of $1.4 million ($1.1 million net of tax) on the swap in other comprehensive income. See Note 17.

Note 17 – Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component were as follows:

	Foreign		Unrealized
	currency	Derivative	loss on
	translation	instruments,	investments,
(in thousands)	adjustments	net of tax	net of tax	Other	Total
Balances, December 31, 2017	$(9,567)	$1,478	$(41)	$(19)	$(8,149)
Other comprehensive gain (loss)
before reclassifications	(1,320)	1,077	41	—	(202)
Net current period other comprehensive gain (loss)	(1,320)	1,077	41	—	(202)
Balances, June 30, 2018	$(10,887)	$2,555	$—	$(19)	$(8,351)

See Note 16 for further explanation of the change in derivative instruments that is recorded to Accumulated Other Comprehensive Loss.

Note 18 – Shareholders’ Equity

Dividends

The Company began declaring and paying quarterly dividends during the first quarter of 2018. For the six months ended June 30, 2018, cash dividends paid totaled $7.1 million. On June 8, 2018, the Company declared a quarterly cash dividend of $0.15 per share of the Company’s common stock to shareholders of record as of June 29, 2018. The dividend of $7.1 million was paid on July 12, 2018. The Board of Directors currently intends to continue paying quarterly dividends. However, the Company’s future dividend policy is subject to the Company’s compliance with applicable law, and depending on, among other things, the Company’s results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in the Company’s debt agreements, and other factors that the Board of Directors may deem relevant. Dividend payments are not mandatory or guaranteed; there can be no assurance that the Company will continue to pay a dividend in the future.

Share Repurchase Authorization

On March 6, 2018, the Board of Directors approved an expanded stock repurchase authorization granting the Company authority to repurchase up to $250 million in common stock in addition to the $100.0 million approved on December 7, 2015. As of June 30, 2018, the Company had $237.6 million remaining under the stock repurchase authorization.

During the first quarter of 2018, the Company entered into an accelerated stock repurchase agreement (ASR) with a third party to repurchase an aggregate of $50.0 million of the Company’s common stock and received an initial delivery of 1.3 million shares of common stock. On July 18, 2018, the Company completed the ASR program and received delivery of the remaining shares totaling 0.4 million shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report (this Report) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts and may include words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” “will,” or the negative or other variations thereof. In particular, statements, express or implied, concerning future operating results or the ability to generate sales, income or cash flow are forward-

looking statements. Undue reliance should not be placed on any forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions that are beyond our ability to control or predict, including those discussed in Part I, Item 1A of the 2017 10-K and any added under  Part II, Item 1A of this Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes, including the future results of our operations, may vary materially from those indicated. The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying notes, and the 2017 10-K.

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

Second Quarter 2018 Highlights

Sales for the three months ended June 30, 2018 increased 7% to $660.6 million compared to $619.6 million during the comparable 2017 period. During the second quarter of 2018, sales to customers in our various industry sectors fluctuated from the comparable 2017 period as follows:

•          Industrials decreased by 6%,

•          A&D increased by 2%,

•          Medical increased by 12%,

•          Test & Instrumentation increased by 19%,

•          Computing increased by 13%, and

•          Telecommunications was consistent with prior year.

The overall revenue increase was driven primarily by demand increases in the Computing sector for legacy storage and data security customers, Test & Instrumentation growth in our precision manufacturing machining operations serving the semi-capital equipment market and Medical growth from higher demand and program ramps from new and existing customers.

Our sales depend on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, can adversely affect us. A substantial percentage of our sales is made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. Sales to our 10 largest customers represented 45% of our sales in both the six months ended June 30, 2018 and 2017.

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

We have undertaken initiatives to restructure our business operations with the intention of improving utilization and reducing costs. During the first six months of 2018, we recognized $2.2 million of restructuring charges, primarily related to the closure of facilities in the Americas and reductions in workforce in certain facilities primarily in the Americas. In addition, we incurred $1.8 million in costs related to the transition of our corporate headquarters to Arizona.

RESULTS OF OPERATIONS

The following table presents the percentage relationship that certain items in our Condensed Consolidated Statements of Income bear to sales for the periods indicated. The financial information and the discussion below should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto in Part I, Item 1 of this Report.

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2018	2017	2018	2017
	(as adjusted)		(as adjusted)
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	91.8	90.4	91.1	90.9
Gross profit	8.2	9.6	8.9	9.1
Selling, general and administrative expenses	5.4	5.2	5.6	5.5
Amortization of intangible assets	0.4	0.4	0.4	0.4
Restructuring charges and other costs	0.3	0.2	0.3	0.3
Income from operations	2.2	3.7	2.5	2.9
Other expenses, net	(0.2)	(0.3)	(0.1)	(0.3)
Income before income taxes	2.0	3.4	2.4	2.6
Income tax expense	0.4	0.5	3.4	0.3
Net income (loss)	1.7%	2.9%	(1.0)%	2.3%

Sales

Sales for the second quarter of 2018  were $660.6 million, a 7% increase from sales of $619.6 million for the same quarter in 2017. Sales for the first six months of 2018  were $1.3 billion, an 8% increase from sales of $1.2 billion for the same period in 2017. The following table sets forth, for the periods indicated, the percentages of our sales by industry sector.

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2018	2017	2018	2017
Higher-Value Markets	(as adjusted)		(as adjusted)
Industrials	18%	20%	19%	20%
A&D	15	16	16	17
Medical	15	14	15	15
Test & Instrumentation	16	15	16	14
	64	65	66	66
Traditional Markets
Computing	24	23	21	21
Telecommunications	12	12	13	13
	36	35	34	34
Total	100%	100%	100%	100%

Industrials. Second quarter sales decreased 6% to $117.8 million from $124.8 million in 2017 primarily as a result of weaker demand from existing customers. Sales during the first six months of 2018  were $242.3 million compared to $241.9 million in the same period of 2017.

Aerospace and Defense. Second quarter sales increased 2% to $102.5 million from $100.1 million in 2017. Sales during the first six months of 2018  were $200.4 million compared to $200.0 million in the same period of 2017.

Medical. Second quarter sales increased 12% to $97.0 million from $86.8 million in 2017, and increased 13% to $194.3 million during the first six months of 2018 from $171.8 million in the same period of 2017 from higher demand and program ramps from new and existing customers.

Test & Instrumentation. Second quarter sales increased 19% to $106.1 million from $88.8 million in 2017 and increased 27% to $208.3 million during the first six months of 2018 from $164.5 million in the same period of 2017. The increase reflected strong demand in our precision manufacturing machining operations serving the semi-capital equipment market.

Computing. Second quarter sales increased 13% to $160.6 million from $142.2 million in 2017, and increased 9% to $264.2 million during the first six months of 2018 from $242.5 million in the same period of 2017. The increase is primarily due to increased demand from our legacy storage and data security customers.

Telecommunications. Second quarter sales were $76.6 million and $76.9 million in 2018 and 2017, respectively, and increased 2% to $159.2 million during the first six months of 2018 from $156.8 million in the same period of 2017.

Our international operations are subject to the risks of doing business abroad. See Part I, Item 1A of our 2017 10-K for factors pertaining to our international sales and fluctuations in the exchange rates of foreign currency and for further discussion of potential adverse effects in operating results associated with the risks of doing business abroad. During the first six months of both 2018 and 2017, 46% of our sales were from our international operations.

Gross Profit

Gross profit decreased 9% to $54.3 million for the three months ended June 30, 2018 from $59.5 million in the same quarter of 2017, and increased 5% to $112.6 million for the six months ended June 30, 2018 from $107.0 million in the same period of 2017. For the six months ended June 30, 2017, we incurred a $2.7 million net charge for the write-down of inventory associated with the insolvency of a customer. Including the inventory charge in the first quarter of 2017 and the partial recoveries in the second quarter of 2017 and the first and second quarters of 2018, gross profit as a percentage of sales was 8.2% and 8.9%, respectively, for the three and six months ended June 30, 2018 and 9.6% and 9.1%, respectively, for the three and six months ended June 30, 2017. Excluding these items, gross profit as a percentage of sales decreased to 8.2% and 8.8%, respectively, for the three and six months ended June 30, 2018 from 9.5% and 9.3%, respectively, in the same periods of 2017 primarily due to lower-margin Computing sector sales, and the impacts from Medical transitions, investments in engineering and solutions and new program ramp costs.

Selling, General and Administrative Expenses

SG&A increased by 11% to $35.8 million in the second quarter of 2018 compared to $32.3 million in 2017, and increased by 10% to $71.6 million in the first six months of 2018 compared to $65.0 million in 2017. During the first quarter of 2017, we had a $1.7 million charge for a provision to accounts receivable associated with the insolvency of a customer. Including this provision to accounts receivable, SG&A increased to 5.4% of sales for the second quarter of 2018 from 5.2% in 2017, and increased to 5.6% of sales for the first six months of 2018 from 5.5% in 2017. Excluding this provision to accounts receivable, SG&A increased to 5.4% of sales for the second quarter of 2018 from 5.2% in 2017, and increased to 5.6% of sales for the first six months of 2018 from 5.4% in 2017, primarily due to increased stock-based and variable compensation and the investment in our sales and marketing organization.

Restructuring Charges and Other Costs

During the first six months of 2018, we recognized $2.2 million of restructuring charges, primarily related to facility transition and closures in the Americas and reductions in workforce in certain facilities primarily in the Americas. In addition, during the first six months of 2018 we incurred $1.8 million in costs related to the transition of our corporate headquarters to Arizona. We expect to incur additional restructuring charges of approximately $1.0 million to $1.5 million in the third quarter of 2018. In the first six months of 2017, we recognized $1.9 million of restructuring charges, primarily related to reductions in workforce in certain facilities across various regions, and $1.2 million in transition costs. See Note 15 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.

Interest Income

Interest income increased to $3.6 million during the first six months of 2018 from $2.3 million during the comparable 2017 period due to investment of higher levels of available cash in interest bearing cash equivalents at higher interest rates.

Income Tax Expense

Income tax expense of $43.6 million represented an effective tax rate of 141.1% for the first six months of 2018, compared with $4.2 million for the comparable 2017 period, which represented an effective tax rate of 13.7%. During the first quarter of 2018, we changed our historical repatriation strategy. We have historically asserted our intention to indefinitely reinvest undistributed foreign earnings. We no longer consider these earnings to be indefinitely reinvested in our foreign subsidiaries. As a result of this change in assertion for undistributed earnings prior to December 31, 2017, we recorded a $30.7 million tax expense for foreign withholding tax from Asia and $9.4 million for U.S. state income tax expense in the first quarter of 2018. In the second quarter of 2018 we recorded $0.4 million of additional U.S. tax for the distributions from our foreign subsidiaries. In addition, during 2018 we released $0.5 million of uncertain tax benefits from a U.S. Internal Revenue Service (IRS) audit related to the Secure Communication Systems, Inc. acquisition. During the first quarter of 2018, the IRS indicated that this examination of years 2013 to 2015 was closed. Excluding these tax items, the effective tax rate in the first six months of 2018 would have been 14.1%.

We have been granted certain tax incentives, including tax holidays, for our subsidiaries in China, Malaysia and Thailand that will expire at various dates, unless extended or otherwise renegotiated, through 2018 in China, 2021 in Malaysia, and 2028 in Thailand. See Note 11 to the Condensed Consolidated Financial Statements in Item 1 of this Report.

Net Income (Loss)

We reported a net loss of $12.7 million, or $0.26 per diluted share, for the first six months of 2018, compared with net income of $26.6 million, or $0.53 per diluted share, for the same period in 2017. The net decrease of $39.3 million from 2017 was primarily the result of the tax expense related to the change in our historical repatriation strategy discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our organic growth and operations through funds generated from operations and occasional borrowings under our revolving credit facility. Cash and cash equivalents totaled $595.6 million at June 30, 2018 and $742.5 million at December 31, 2017, of which $177.2 million and $673.4 million, respectively, were held outside the U.S. in various foreign subsidiaries. During the six months ended June 30, 2018, we repatriated $522.0 million of foreign earnings to the U.S.

Cash used in operating activities during the first six months was $16.2 million for 2018 and consisted primarily of $12.7 million of net loss adjusted for $25.1 million of depreciation and amortization and $10.9 million in deferred income taxes, a $9.0 million increase in accounts receivable, a $52.1 million increase in inventories and a $23.1 increase in accounts payable. The deferred income taxes are a result of the change in assertion related to undistributed foreign earnings. The increase in inventories is primarily related to raw materials in support of the ramp of new programs into production. Working capital was $1.0 billion at June 30, 2018 and $1.2 billion at December 31, 2017.

We purchase components only after customer orders or forecasts are received, which mitigates, but does not eliminate, the risk of loss on inventories. Supplies of electronic components and other materials used in operations are subject to industry-wide shortages, which may increase the timing of when we can begin the manufacturing processes. In certain instances, suppliers may allocate available quantities to us. If shortages of these components and other material supplies used in operations occur, vendors may not ship the quantities we need for production, and we may be forced to delay shipments, which can increase backorders and impact cash flows.

Cash used in investing activities during the first six months was $40.6 million for 2018, primarily due to purchases of additional property, plant and equipment totaling $36.7 million. The purchases of property, plant and equipment were primarily for machinery and equipment in the Americas and Asia.

Cash used in financing activities during the first six months was $89.5 million for 2018. Share repurchases totaled $65.9 million, equity forward contract payment totaled $10.0 million, net principal payments on long-term debt totaled $9.1 million, dividends totaled $7.1 million, and we received $3.4 million from the exercise of stock options.

As of June 30, 2018, we had $198.4 million in borrowings outstanding under the Term Loan facility, $2.8 million in letters of credit outstanding under the Revolving Credit Facility and $197.2 million was available for future borrowing under the Revolving Credit Facility. See Note 7 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report for more information regarding the terms of the Credit Agreement.

On July 20, 2018, we entered into a $650 million credit agreement to be used for general corporate purposes that replaced the existing Credit Agreement. The New Credit Agreement is comprised of a five-year $500 million revolving credit facility and a five-year $150 million term loan facility, both with a maturity date of July 20, 2023. A portion of the New Term Loan Facility proceeds were used to (i) refinance all indebtedness and terminate all commitments under the Credit Agreement discussed above and (ii) pay the fees, costs and expenses associated with the foregoing and the negotiation, execution and delivery of the New Credit Agreement.

The New Credit Agreement includes an accordion feature pursuant to which one or more incremental term loan and/or increase commitments under the New Revolving Credit Facility may be increased by an additional $275 million, subject to the satisfaction of certain conditions.

The New Term Loan Facility is subject to quarterly amortization of principal (in equal installments) equal to 1.25% of the initial aggregate term loan advances to be payable quarterly commencing June 30, 2019 until the maturity of the New Term Loan Facility.

Interest on outstanding borrowings under the New Credit Agreement (other than swingline loans) accrues, at our option, at (a) the London Interbank Offered Rate (LIBOR) plus approximately 1.00% to 2.00% per annum as specified in the New Credit Agreement or (b) for U.S. Dollar denominated loans, the base rate

(which is the highest of (i) the federal funds rate plus 0.50%, (ii) the Bank of America, N.A. prime rate and (iii) the one month LIBOR adjusted daily plus 1.00%) plus 0% to 1.0% as specified in the New Credit Agreement. Swingline loans will bear interest at the base rate plus 0% to 1.0% as specified in the New Credit Agreement.

The New Credit Agreement is generally secured by a pledge of (a) all the capital stock of our domestic subsidiaries and 65% of the capital stock of our directly owned foreign subsidiaries, (b) all of our and our subsidiaries present and future personal property and assets (including, but not limited to, accounts receivable, contract assets, inventory, intellectual property and fixed assets), in each case, subject to customary exceptions and limitations, and (c) all proceeds and products of the property and assets described in clauses (a) and (b) above.

The New Credit Agreement contains certain financial covenants as to interest coverage and debt leverage, and certain customary affirmative and negative covenants, including restrictions on our ability to incur additional debt and liens, pay dividends, repurchase shares, sell assets and merge or consolidate with other persons.

As of August 6, 2018, we had $150 million in borrowings outstanding under the New Term Loan Facility and $2.8 million in letters of credit outstanding under the New Revolving Credit Facility. $497.2 million remains available for future borrowings under the New Revolving Credit Facility. See Note 7 to the Condensed Consolidated Financial Statements included in Item 1 of this Report for more information regarding the terms of the New Credit Agreement.

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

On March 6, 2018, our Board of Directors approved an expanded stock repurchase program granting us the authority to repurchase up to $250 million in common stock in addition to the $100.0 million approved on December 7, 2015. As of June 30, 2018, we had $237.6 million remaining under the share repurchase authorization to purchase additional shares. We are under no commitment or obligation to repurchase any particular amount of common stock. Management believes that our existing cash balances and funds generated from operations will be sufficient to permit us to meet our liquidity requirements over the next 12 months. Management further believes that our ongoing cash flows from operations and any borrowings we may incur under our revolving credit facility will enable us to meet operating cash requirements in future years. If we consummated significant acquisitions in the future, our capital needs would increase and could possibly result in our need to increase available borrowings under our New Credit Agreement or access public or private debt and equity markets. There can be no assurance, however, that we would be successful in raising additional debt or equity on acceptable terms.

CONTRACTUAL OBLIGATIONS

We have certain contractual obligations for operating and capital leases that were summarized in a table of Contractual Obligations in our 2017 10-K. There have been no material changes to our contractual obligations, outside of the ordinary course of our business, since December 31, 2017.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2018, we did not have any significant off-balance sheet arrangements. See Note 16 to the Condensed Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES AND RECENTLY ENACTED ACCOUNTING PRINCIPLES

Management’s discussion and analysis is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. Our significant accounting policies are summarized in Note 1 to the Consolidated Financial Statements included in our 2017 10-K. Also, see Note 2  to the Condensed Consolidated Financial Statements above for a discussion of recently enacted accounting principles.

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

We transact business in various foreign countries and are subject to foreign currency fluctuation risks. We use natural hedging and forward contracts to economically hedge transactional exposure primarily associated with trade accounts receivable, other receivables and trade accounts payable that are denominated in a currency other than the functional currency of the respective operating entity. We do not use derivative financial instruments for speculative purposes. The forward contracts in place as of June 30, 2018 have not been designated as accounting hedges and, therefore, changes in fair value are recorded within our Consolidated Statements of Income.

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

We are also exposed to interest rate risk on borrowings under our Credit Agreement. As of June 30, 2018, we had $198.4 million outstanding on the floating rate Term Loan facility, and we have an interest rate swap agreement with a notional amount of $148.8 million. Under this swap agreement, we receive variable rate interest payments and pay fixed rate interest payments. The effect of this swap is to convert a portion of our floating rate interest expense to fixed interest rate expense. The interest rate swap is designated as a cash flow hedge. For additional information, see Note 16 to the Condensed Consolidated Financial Statements in Item 1 of this Report.

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

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

(c)  The following table provides information for the quarter ended June 30, 2018 about the Company’s repurchases of its equity securities registered pursuant to Section 12 of the Exchange Act, at a total cost of $7.5 million:

ISSUER PURCHASES OF EQUITY SECURITIES
(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares	Dollar Value)
			(or Units)	of Shares
			Purchased as	(or Units) that
	(a) Total		Part of	May Yet Be
	Number of		Publicly	Purchased
	Shares (or	(b) Average	Announced	Under the
	Units)	Price Paid per Share	Plans or	Plans or
Period	Purchased(1)	(or Unit)(2)	Programs	Programs(3)
April 1 to 30, 2018	68,717	$29.60	68,717	$243.0 million
May 1 to 31, 2018	104,496	$27.15	104,496	$240.2 million
June 1 to 30, 2018	89,710	$29.10	89,710	$237.6 million
Total	262,923	$28.46	262,923

(1) All stock repurchases were made on the open market.

(2) Average price paid per share is calculated on a settlement basis and excludes commission.

(3) On March 6, 2018, the Board of Directors approved an expanded stock repurchase authorization granting the Company authority to repurchase up to $250 million in common stock in addition to the $100.0 million approved on December 7, 2015. As of June 30, 2018, the Company had $237.6 million remaining under the stock repurchase authorization. Stock purchases may be made in the open market, in privately negotiated transactions or block transactions, at the discretion of the Company’s management and as market conditions warrant. Purchases are funded from available cash and may be commenced, suspended or discontinued at any time without prior notice. Shares of stock repurchased under the program are retired.

During the first quarter of 2018, the Company entered into an accelerated stock repurchase agreement (ASR) with a third party to purchase shares of its common stock for a payment of $50.0 million and received an initial delivery of 1.3 million shares of common stock. See Note 18 to the Condensed Consolidated Financial Statements in Item 1 of this report. On July 18, 2018, the Company completed the ASR program and received delivery of the remaining shares totaling 0.4 million shares. The remaining shares received in connection with the ASR agreement will be reflected in the share repurchase table in the third quarter.

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

4.1                      Specimen form of certificate evidencing the Common Shares (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014) (Commission file number 1-10560)

10.1                    Credit Agreement, dated July 20, 2018, by and among Benchmark Electronics, Inc., certain of its subsidiaries, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Swingline Lender and a L/C Issuer (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 20, 2018 (Commission file number 1-10560))

31.1 (1)               Section 302 Certification of Chief Executive Officer

31.2 (1)               Section 302 Certification of Chief Financial Officer

32.1 (1)               Section 1350 Certification of Chief Executive Officer

32.2 (1)               Section 1350 Certification of Chief Financial Officer

101.INS (2)        XBRL Instance Document

101.SCH (2)       XBRL Taxonomy Extension Schema Document

101.CAL (2)       XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB (2)       XBRL Taxonomy Extension Label Linkbase Document

101.PRE (2)       XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF (2)       XBRL Taxonomy Extension Definition Linkbase Document

(1)   Filed herewith.

(2)  XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 8, 2018.

BENCHMARK ELECTRONICS, INC.
(Registrant)
By: /s/ Paul J. Tufano
Paul J. Tufano
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Roop K. Lakkaraju
Roop K. Lakkaraju
Chief Financial Officer
(Principal Financial Officer)