Form 10-Q
period 2018-09-30
BENCHMARK ELECTRONICS INC
filed 2018-11-08
CIK 863436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10‑Q

_______________

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [Ö] No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes [Ö] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b–2 of the Exchange Act.

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

As of November 7, 2018,  there were 43,710,356 shares of common stock of Benchmark Electronics, Inc., par value $0.10 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1.            Financial Statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
(in thousands, except par value)	2018	2017
		(as adjusted)
Assets
Current assets:
Cash and cash equivalents	$475,713	$742,546
Accounts receivable, net of allowance for doubtful accounts of $1,729
and $105, respectively	455,971	436,560
Contract assets	155,898	146,496
Inventories	321,194	268,917
Prepaid expenses and other assets	34,988	36,018
Income taxes receivable	38	120
Total current assets	1,443,802	1,630,657
Property, plant and equipment, net of accumulated depreciation of
$452,611 and $432,043, respectively	208,495	186,473
Goodwill	192,116	191,616
Deferred income taxes	4,034	4,034
Other, net	92,324	96,524
	$1,940,771	$2,109,304

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt and capital lease obligations	$4,880	$18,274
Accounts payable	373,879	362,701
Income taxes payable	6,438	11,663
Accrued liabilities	92,976	85,679
Total current liabilities	478,173	478,317
Long-term debt and capital lease obligations, less current installments	149,341	193,406
Other long-term liabilities	90,615	89,749
Deferred income taxes	20,960	8,694
Shareholders’ equity:
Preferred stock, $0.10 par value; 5,000 shares authorized, none issued	—	—
Common stock, $0.10 par value; 145,000 shares authorized; issued
and outstanding – 45,130 and 49,143, respectively	4,513	4,914
Additional paid-in capital	596,110	634,192
Retained earnings	609,577	708,181
Accumulated other comprehensive loss	(8,518)	(8,149)
Total shareholders’ equity	1,201,682	1,339,138
Commitments and contingencies
	$1,940,771	$2,109,304

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Loss)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2018	2017	2018	2017
		(as adjusted)		(as adjusted)
Sales	$640,688	$610,929	$1,909,415	$1,788,443
Cost of sales	587,911	552,686	1,744,021	1,623,184
Gross profit	52,777	58,243	165,394	165,259
Selling, general and administrative expenses	37,607	32,093	109,182	97,079
Amortization of intangible assets	2,368	2,736	7,101	7,698
Restructuring charges and other costs	1,845	2,511	5,838	5,566
Income from operations	10,957	20,903	43,273	54,916
Interest expense	(3,822)	(2,324)	(8,543)	(6,861)
Interest income	1,619	1,334	5,197	3,621
Other income (expense)	1,139	(394)	827	(1,305)
Income before income taxes	9,893	19,519	40,754	50,371
Income tax expense	2,094	1,688	45,653	5,911
Net income (loss)	$7,799	$17,831	$(4,899)	$44,460

Earnings (loss) per share:
Basic	$0.17	$0.36	$(0.10)	$0.89
Diluted	$0.17	$0.35	$(0.10)	$0.88

Weighted-average number of shares outstanding:
Basic	46,301	49,865	47,415	49,716
Diluted	46,455	50,330	47,415	50,292

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017
		(as adjusted)		(as adjusted)
Net income (loss)	$7,799	$17,831	$(4,899)	$44,460
Other comprehensive income (loss):
Foreign currency translation adjustments	(249)	1,313	(1,569)	4,434
Unrealized gain on investments, net of tax	—	3	41	19
Unrealized gain on derivative, net of tax	82	89	1,159	254
Other	—	—	—	(13)
Other comprehensive income (loss)	(167)	1,405	(369)	4,694
Comprehensive income (loss)	$7,632	$19,236	$(5,268)	$49,154

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders’ Equity

(unaudited)

					Accumulated
	Common Stock		Additional		Other	Total
	Shares	Par	Paid-in	Retained	Comprehensive	Shareholders’
(in thousands)	Outstanding	Value	Capital	Earnings	Loss	Equity

Balances, December 31, 2017 (as adjusted)	49,143	$ 4,914	$ 634,192	$ 708,181	$ (8,149)	$ 1,339,138
Stock-based compensation expense	—	—	8,229	—	—	8,229
Shares repurchased and retired	(4,401)	(440)	(48,913)	(72,700)	—	(122,053)
Stock options exercised	187	19	3,444	—	—	3,463
Vesting of restricted stock units	229	23	(23)	—	—	—
Shares withheld for taxes	(28)	(3)	(819)	—	—	(822)
Dividends declared	—	—	—	(21,005)	—	(21,005)
Net loss	—	—	—	(4,899)	—	(4,899)
Other comprehensive loss	—	—	—	—	(369)	(369)
Balances, September 30, 2018	45,130	$ 4,513	$ 596,110	$ 609,577	$ (8,518)	$ 1,201,682

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2018	2017
		(as adjusted)

Cash flows from operating activities:
Net income (loss)	$(4,899)	$44,460
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Depreciation	29,104	27,452
Amortization	10,539	9,139
Provision for doubtful accounts	1,714	1,697
Deferred income taxes	11,863	581
Gain on the sale of property, plant and equipment	(215)	(194)
Asset impairments	96	42
Stock-based compensation expense	8,229	6,819
Changes in operating assets and liabilities, net of effects from business acquisition:
Accounts receivable	(21,733)	29,229
Contract assets	(9,402)	(5,373)
Inventories	(54,342)	(36,747)
Prepaid expenses and other assets	2,493	(8,181)
Accounts payable	12,620	3,922
Accrued liabilities	2,170	15,637
Income taxes	(5,530)	1,407
Net cash provided by (used in) operations	(17,293)	89,890
Cash flows from investing activities:
Proceeds from sales of investments at par	522	250
Additions to property, plant and equipment	(50,437)	(35,033)
Proceeds from the sale of property, plant and equipment	237	270
Additions to purchased software	(2,496)	(2,703)
Business acquisition, net of cash acquired	(2,731)	—
Other	(130)	(156)
Net cash used in investing activities	(55,035)	(37,372)
Cash flows from financing activities:
Proceeds from stock options exercised	3,463	9,828
Employee taxes paid for shares withheld	(822)	(383)
Dividends paid	(14,235)	—
Borrowings under credit agreement	50,000	—
Principal payments on long-term debt and capital lease obligations	(107,758)	(9,288)
Share repurchases	(122,053)	(5,887)
Debt issuance costs	(2,303)	(433)
Net cash used in financing activities	(193,708)	(6,163)
Effect of exchange rate changes	(797)	2,358
Net increase (decrease) in cash and cash equivalents	(266,833)	48,713
Cash and cash equivalents at beginning of year	742,546	681,433
Cash and cash equivalents at end of period	$475,713	$730,146

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(amounts in thousands, except per share data, unless otherwise noted)

(unaudited)

Note 1 – Basis of Presentation

Benchmark Electronics, Inc. (the Company) is a Texas corporation that provides innovative product design, engineering services, technology solutions and advanced manufacturing services. From initial product concept to volume production, including direct order fulfillment and aftermarket services, the Company has been providing integrated services and solutions to original equipment manufacturers (OEMs) since 1979. The Company serves the following industries: aerospace and defense (A&D), medical technologies, complex industrials, test and instrumentation, next-generation telecommunications and high-end computing. The Company has manufacturing operations located in the United States and Mexico (the Americas), Asia and Europe.

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

Condensed Consolidated Statement of Income
Three Months Ended September 30, 2017

	Impact of changes in accounting policies
	As previously
(in thousands, except per share data)	reported	Adjustments	As adjusted

Sales	$603,550	$7,379	$610,929
Cost of sales	$545,395	$7,291	$552,686
Income tax expense	$1,919	$(231)	$1,688
Net income	$17,512	$319	$17,831

Earnings per share:
Basic	$0.35	$0.01	$0.36
Diluted	$0.35	$—	$0.35

Weighted-average number of shares outstanding:
Basic	49,865	49,865	49,865
Diluted	50,330	50,330	50,330

Condensed Consolidated Statement of Income
Nine Months Ended September 30, 2017

	Impact of changes in accounting policies
	As previously
(in thousands, except per share data)	reported	Adjustments	As adjusted

Sales	$1,786,955	$1,488	$1,788,443
Cost of sales	$1,621,153	$2,031	$1,623,184
Income tax expense	$6,539	$(628)	$5,911
Net income	$44,375	$85	$44,460

Earnings per share:
Basic	$0.89	$—	$0.89
Diluted	$0.88	$—	$0.88

Weighted-average number of shares outstanding:
Basic	49,716	49,716	49,716
Diluted	50,292	50,292	50,292

Condensed Consolidated Statement of Cash Flows
Nine Months Ended September 30, 2017

	Impact of changes in accounting policies
	As previously
(in thousands)	reported	Adjustments	As adjusted

Net income	$44,375	$85	$44,460
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	27,452	—	27,452
Amortization	9,139	—	9,139
Provision for doubtful accounts	1,697	—	1,697
Deferred income taxes	1,505	(924)	581
Gain on the sale of property, plant and equipment	(194)	—	(194)
Asset impairments	42	—	42
Stock-based compensation expense	6,819	—	6,819
Changes in operating assets and liabilities:
Accounts receivable	29,229	—	29,229
Contract assets	—	(5,373)	(5,373)
Inventories	(38,778)	2,031	(36,747)
Prepaid expenses and other assets	(12,066)	3,885	(8,181)
Accounts payable	3,922	—	3,922
Accrued liabilities	15,637	—	15,637
Income taxes	1,111	296	1,407
Net cash provided by operations	89,890	—	89,890

Net cash used in investing activities	(37,372)	—	(37,372)

Net cash used in financing activities	(6,163)	—	(6,163)
Effect of exchange rate changes	2,358	—	2,358
Net increase in cash and cash equivalents	48,713	—	48,713
Cash and cash equivalents at beginning of year	681,433	—	681,433
Cash and cash equivalents at end of period	$730,146	$—	$730,146

Not Yet Adopted

In February 2018, the FASB issued optional new accounting guidance that allows the reclassification of certain tax effects from accumulated other comprehensive income to retained earnings. This guidance is effective January 1, 2019, with early adoption permitted. The Company is evaluating whether it will adopt this new guidance along with any impacts on the Company’s financial position, results of operations and cash flows, none of which are expected to be material.

In June 2016, the FASB issued a new accounting standards update, which replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This update is effective for annual reporting periods beginning after December 15, 2019. The Company does not expect the implementation of this update to have a material impact on its consolidated financial position, results of operations or cash flows; and will adopt this update effective January 1, 2020.

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

Revenue is measured based on a consideration specified in a contract with a customer. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a manufactured product to a customer. The Company’s contracts with customers are generally short-term in nature. Customers are generally billed when the product is shipped or as services are performed. Under the majority of the Company’s manufacturing contracts with customers, the customer controls all of the work-in-progress as products are being built. Revenues under these contracts are recognized progressively based on the cost-to-cost method. For other manufacturing contracts, the customer does not take control of the product until it is completed. Under these contracts, the Company recognizes revenue upon transfer of control of product to the customer. Revenue from design, development and engineering services is recognized over time as the services are performed. The Company assumes no significant obligations after shipment as it typically warrants workmanship only. Therefore, the warranty provisions are generally not significant.

If the Company records revenue, but does not issue an invoice, a contract asset is recognized. The contract asset is transferred to accounts receivable when the entitlement to payment becomes unconditional.

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

	Reportable Operating Segments
	Three Months Ended September 30, 2018
(in thousands)	Americas	Asia	Europe	Total
Market Sector:
Industrials	$45,334	$67,969	$15,001	$128,304
A&D	97,141	—	7,847	104,988
Medical	58,725	34,404	3,171	96,300
Test and instrumentation	32,016	30,494	14,098	76,608
Computing	125,110	18,018	2,258	145,386
Telecommunication	37,846	50,716	540	89,102
External revenue	396,172	201,601	42,915	640,688
Elimination of intersegment sales	7,965	8,552	139	16,656
Segment revenue	$404,137	$210,153	$43,054	$657,344

	Nine Months Ended September 30, 2018
	Americas	Asia	Europe	Total
Market Sector:
Industrials	$141,966	$180,195	$49,887	$372,048
A&D	278,191	—	23,093	301,284
Medical	173,192	106,769	10,142	290,103
Test and instrumentation	125,603	111,280	48,393	285,276
Computing	352,747	50,446	6,368	409,561
Telecommunication	123,386	125,708	2,049	251,143
External revenue	1,195,085	574,398	139,932	1,909,415
Elimination of intersegment sales	22,115	28,505	273	50,893
Segment revenue	$1,217,200	$602,903	$140,205	$1,960,308

	Reportable Operating Segments
	Three Months Ended September 30, 2017 (as adjusted)
(in thousands)	Americas	Asia	Europe	Total
Market Sector:
Industrials	$50,644	$58,488	$16,809	$125,941
A&D	89,261	871	6,163	96,295
Medical	55,162	41,716	5,178	102,056
Test and instrumentation	42,587	34,071	12,454	89,112
Computing	96,688	26,257	2,396	125,341
Telecommunication	37,555	33,857	772	72,184
External revenue	371,897	195,260	43,772	610,929
Elimination of intersegment sales	7,520	12,947	54	20,521
Segment revenue	$379,417	$208,207	$43,826	$631,450

	Nine Months Ended September 30, 2017 (as adjusted)
	Americas	Asia	Europe	Total
Market Sector:
Industrials	$160,794	$156,373	$50,714	$367,881
A&D	275,717	1,920	18,638	296,275
Medical	150,902	108,015	14,899	273,816
Test and instrumentation	113,007	107,420	33,251	253,678
Computing	291,048	68,989	7,794	367,831
Telecommunication	130,708	96,243	2,011	228,962
External revenue	1,122,176	538,960	127,307	1,788,443
Elimination of intersegment sales	23,995	43,031	173	67,199
Segment revenue	$1,146,171	$581,991	$127,480	$1,855,642

For both the nine months ended September 30, 2018 and 2017, 93% of the Company’s revenue was recognized as products and services are transferred over time.

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

As of September 30, 2018, 2.7 million additional shares of common stock were available for issuance under the Company’s 2010 Plan.

All share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on their grant date fair values. The total compensation cost recognized for stock-based awards was $2.8 million and $8.2 million for the three and nine months ended September 30, 2018, respectively, and $2.3 million and $6.8 million for the three and nine months ended September 30, 2017, respectively. The total income tax benefit recognized in the condensed income statements for stock-based awards was $0.7 million and $2.0 million for the three and nine months ended September 30, 2018, respectively, and $0.8 million and $2.5 million for the three and nine months ended September 30, 2017, respectively. The compensation expense for stock-based awards is recognized over the vesting period of the awards using the straight-line method. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. Awards of restricted stock units and performance-based restricted stock units are valued at the closing market price of the Company’s common stock on the date of grant. For performance-based restricted stock units, compensation expense is based on the probability that the performance goals will be achieved, which is monitored by management throughout the requisite service period. When it becomes probable, based on the Company’s expectation of performance during the measurement period, that more or less than the previous estimate of the awarded shares will vest, an adjustment to stock-based compensation expense is recognized as a change in accounting estimate.

As of September 30, 2018, the unrecognized compensation cost and remaining weighted-average amortization related to stock-based awards were as follows:

Performance-
		Time-based	based
		Restricted	Restricted
	Stock	Stock	Stock
(in thousands, except remaining period data)	Options	Units	Units(1)
Unrecognized compensation cost	$ 112	$ 15,143	$ 4,315
Remaining weighted-average
amortization period	0.4 years	2.4 years	1.4 years

(1) Based on the probable achievement of the performance goals identified in each award.

The total cash received by the Company as a result of stock option exercises for the nine months ended September 30, 2018 and 2017 was approximately $3.5 million and $9.8 million, respectively. The actual tax benefit realized as a result of stock option exercises and the vesting of other share-based awards during the nine months ended September 30, 2018 and 2017 was $2.1 million and $4.4 million, respectively. For the nine months ended September 30, 2018 and 2017, the total intrinsic value of stock options exercised was $2.2 million and $6.5 million, respectively.

The Company awarded performance-based restricted stock units to employees during the nine months ended September 30, 2018 and 2017. The number of performance-based restricted stock units that will ultimately be earned will not be determined until the end of the corresponding performance periods, and may vary from as low as zero to as high as 2.5 times the target number depending on the level of achievement of certain performance goals. The level of achievement of these goals is based upon the financial results of the Company for the last full calendar year within the performance period. The performance goals consist of certain levels of achievement using the following financial metrics: revenue growth, operating margin expansion, and return on invested capital. If the performance goals are not met based on the Company’s financial results, the applicable performance-based restricted stock units will not vest and will be forfeited. Shares subject to forfeited performance-based restricted stock units will be available for issuance under the Company’s 2010 Plan.

The following table summarizes activities relating to the Company’s stock options:

			Weighted-
		Weighted-	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	(in thousands)	Price	Term (Years)	(in thousands)
Outstanding as of December 31, 2017	596	$19.72
Exercised	(187)	18.61
Forfeited or expired	(20)	22.98
Outstanding as of September 30, 2018	389	$20.09	4.48	$ 1,288
Exercisable as of September 30, 2018	354	$19.78	3.51	$ 1,279

The aggregate intrinsic value in the table above is before income taxes and is calculated as the difference between the exercise price of the underlying options and the Company’s closing stock price as of the last business day of the period ended September 30, 2018 for options that had exercise prices that were below the closing price.

The following table summarizes the activities related to the Company’s time-based restricted stock units:

		Weighted-
	Number of	Average
	Units	Grant Date
	(in thousands)	Fair Value
Non-vested units outstanding as of December 31, 2017	593	$27.47
Granted	402	29.52
Vested	(229)	26.79
Forfeited	(86)	27.35
Non-vested units outstanding as of September 30, 2018	680	$28.93

The following table summarizes the activities related to the Company’s performance-based restricted stock units:

		Weighted-
	Number of	Average
	Units	Grant Date
	(in thousands)	Fair Value
Non-vested units outstanding as of December 31, 2017	346	$26.88
Granted (1)	120	29.60
Forfeited	(147)	24.06
Non-vested units outstanding as of September 30, 2018	319	$29.19

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

The following table sets forth the calculation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2018	2017	2018	2017
		(as adjusted)		(as adjusted)
Net income (loss)	$7,799	$17,831	$(4,899)	$44,460

Denominator for basic earnings per share -
weighted-average number of common
shares outstanding during the period	46,301	49,865	47,415	49,716
Incremental common shares attributable to
exercise of dilutive options	90	268	—	319
Incremental common shares attributable		.
to outstanding restricted stock units	64	197	—	257
Denominator for diluted earnings per share	46,455	50,330	47,415	50,292

Basic earnings (loss) per share	$0.17	$0.36	$(0.10)	$0.89
Diluted earnings (loss) per share	$0.17	$0.35	$(0.10)	$0.88

Potentially dilutive securities totaling 0.3 million common shares for the nine months ended September 30, 2018 were not included in the computation of diluted loss per share because their effect would have decreased the loss per share.

Note 6 – Goodwill and Other Intangible Assets

Goodwill allocated to the Company’s reportable segments was as follows:

(in thousands)	Americas	Asia	Total
Goodwill as of December 31, 2017	$153,514	$38,102	$191,616
Acquisition	500	—	500
Goodwill as of September 30, 2018	$154,014	$38,102	$192,116

During the nine months ended September 30, 2018, the Company completed a non-significant business acquisition for $2.7 million. The preliminary allocation of the net purchase price resulted in $0.5 million of goodwill. The goodwill recognized in connection with the acquisition represents the future economic benefit arising from assets acquired that could not be individually identified and separately recognized, and is attributable to the general reputation, acquisition synergies and expected future cash flows of the acquisition.  The final allocation of the purchase price, which the Company expects to complete no later than one year from the acquisition date, may differ from the amounts included in these financial statements.

Management does not expect additional adjustments, if any, resulting from changes to the purchase price allocation, to have a material effect on the Company’s financial position or results of operations.

Other assets consist primarily of acquired identifiable intangible assets and capitalized purchased software costs. Intangible assets as of September 30, 2018 and December 31, 2017 were as follows:

	As of September 30, 2018
	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
Customer relationships	$100,162	$(39,091)	$61,071
Purchased software costs	37,645	(30,268)	7,377
Technology licenses	28,800	(20,214)	8,586
Trade names and trademarks	7,800	—	7,800
Other	868	(279)	589
Total	$175,275	$(89,852)	$85,423

	As of December 31, 2017
	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
Customer relationships	$100,200	$(34,372)	$65,828
Purchased software costs	35,328	(29,612)	5,716
Technology licenses	28,800	(17,887)	10,913
Trade names and trademarks	7,800	—	7,800
Other	868	(261)	607
Total	$172,996	$(82,132)	$90,864

Customer relationships are being amortized on a straight-line basis over a period of 10 to 14 years. Capitalized purchased software costs are being amortized on a straight-line basis over the estimated useful life of the related software, which ranges from 2 to 10 years. Technology licenses are being amortized over their estimated useful lives in proportion to the economic benefits consumed. The Company’s acquired trade names and trademarks have been determined to have an indefinite life. Amortization for the nine months ended September 30, 2018 and 2017 was as follows:

	Nine Months Ended
	September 30,
(in thousands)	2018	2017
Amortization of intangible assets	$7,101	$7,698
Amortization of capitalized purchased software costs	836	798
Amortization of debt costs	2,602	643
	$10,539	$9,139

The estimated future amortization expense of acquired intangible assets for each of the next five years is as follows (in thousands):

Year ending December 31,	Amount
2018 (remaining three months)	$2,688
2019	10,653
2020	9,912
2021	6,868
2022	6,762

Note 7 – Borrowing Facilities

On July 20, 2018, the Company entered into a $650 million credit agreement (the Credit Agreement) by and among the Company, certain of its subsidiaries, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Swingline Lender and a L/C Issuer. The Credit Agreement is comprised of a five-year $500 million revolving credit facility (the Revolving Credit Facility) and a five-year $150 million term loan facility (the Term Loan Facility), both with a maturity date of July 20, 2023. The Term Loan Facility proceeds were used to (i) refinance a portion of existing indebtedness and terminate all commitments under the Company’s prior $430 million Credit Agreement and (ii) pay the fees, costs and expenses associated with the foregoing and the negotiation, execution and delivery of the Credit Agreement.

The Revolving Credit Facility is available for general corporate purposes. The Credit Agreement includes an accordion feature pursuant to which the Company is permitted to add one or more incremental term loan and/or increase commitments under the Revolving Credit Facility in an aggregate amount not exceeding $275 million, subject to the satisfaction of certain conditions.

The Term Loan Facility is payable in quarterly principal installments of $1.9 million commencing June 30, 2019, with the balance payable on July 20, 2023.

Interest on outstanding borrowings under the Credit Agreement (other than swingline loans) accrues, at the Company’s option, at (a) the London Interbank Offered Rate (LIBOR) plus 1.0% to 2.0% or (b) the base rate plus 0.0% to 1.0%.

As of September 30, 2018, $145.5 million of the outstanding debt under the Credit Agreement is effectively at a fixed interest rate as a result of a $145.5 million notional interest rate swap contract discussed in Note 16. A commitment fee of 0.20% to 0.30% per annum (based on the debt to EBITDA ratio) on the unused portion of the revolving credit line is payable quarterly in arrears.

The Credit Agreement is generally secured by a pledge of (a) all the capital stock of the Company’s domestic subsidiaries and 65% of the capital stock of its directly owned foreign subsidiaries, (b) all or substantially all other personal property of Benchmark and its domestic subsidiaries (including, but not limited to, accounts receivable, contract assets, inventory, intellectual property and fixed assets of Benchmark and its domestic subsidiaries), in each case, subject to customary exceptions and limitations, and (c) all proceeds and products of the property and assets described in (a) and (b) above.

The Credit Agreement contains certain financial covenants as to interest coverage and debt leverage, and certain customary affirmative and negative covenants, including restrictions on the Company’s ability to incur additional debt and liens, pay dividends, repurchase shares, sell assets and merge or consolidate with other persons. Amounts due under the Credit Agreement could be accelerated upon specified events of default, including a failure to pay amounts due, breach of a covenant, material inaccuracy of a representation, or occurrence of bankruptcy or insolvency, subject, in some cases, to cure periods. As of

September 30, 2018, the Company was in compliance with all of these covenants and restrictions.

As of September 30, 2018, the Company had $150.0 million in borrowings outstanding under the Term Loan facility and $2.8 million in letters of credit outstanding under the Revolving Credit Facility. The Company had $497.2 million available for future borrowings under the Revolving Credit Facility.

The Company’s Thailand subsidiary has a multi-purpose credit facility with Kasikornbank Public Company Limited (the Thai Credit Facility) that provides for 350 million Thai baht (approximately $10.8 million) working capital availability. The Thai Credit Facility is secured by land and buildings in Thailand owned by the Company’s Thailand subsidiary. Availability of funds under the Thai Credit Facility is reviewed annually and is currently accessible through October 2019. As of both September 30, 2018 and December 31, 2017, there were no working capital borrowings outstanding under the facility.

Note 8 – Contract Assets

As of September 30, 2018 and December 31, 2017, the Company had $155.9 million and $146.5 million, respectively, in contract receivables from contracts with customers. The contract receivables primarily relate to the Company’s right to consideration for work completed but not billed at the reporting date. The contract receivables are transferred to accounts receivable when the rights become unconditional.

Significant changes in the contract asset balance during the period are as follows:

	Nine Months Ended
	September 30,
(in thousands)	2018	2017
Beginning balance as of December 31, 2017	$146,496	$156,206
Revenue recognized	1,774,620	1,667,090
Amounts collected or invoiced	(1,765,218)	(1,661,717)
Ending balance as of September 30, 2018	$155,898	$161,579

Note 9 – Inventories
Inventory costs are summarized as follows:
	September 30,	December 31,
(in thousands)	2018	2017
		(as adjusted)
Raw materials	$311,190	$258,228
Work in process	7,985	8,600
Finished goods	2,019	2,089
	$321,194	$268,917

Note 10 – Accounts Receivable Sale Program

As of September 30, 2018, in connection with a trade accounts receivable sale program with an unaffiliated financial institution, the Company may elect to sell, at a discount, on an ongoing basis, up to a maximum of $80.0 million of specific accounts receivable at any one time.

During each of the three months ended September 30, 2018 and 2017, the Company sold $40.0 million of accounts receivable under this program, and in exchange, the Company received cash proceeds of $39.9 million, net of the discount. During the nine months ended September 30, 2018 and 2017, the Company sold $120.0 million and $105.0 million, respectively, of accounts receivable under this program, and in exchange, the Company received cash proceeds of $119.7 million and $104.8 million, respectively, net of the discount. The loss on the sale resulting from the discount was recorded to other expense within the Condensed Consolidated Statements of Income.

Note 11 – Income Taxes
Income tax expense consists of the following:
	Nine Months Ended
	September 30,
(in thousands)	2018	2017
		(as adjusted)
Federal – current	$223	$(984)
Foreign – current	25,894	6,039
State – current	7,673	275
Deferred	11,863	581
	$45,653	$5,911

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

As of December 31, 2017, the Company had approximately $928 million in cumulative undistributed foreign earnings outside the U.S. Substantially all of these undistributed earnings are subject to the U.S. mandatory repatriation tax and are eligible to be repatriated to the U.S. without additional U.S. tax under the U.S. Tax Reform. The Company has historically asserted its intention to indefinitely reinvest undistributed foreign earnings. The Company no longer considers these earnings to be indefinitely reinvested in its foreign subsidiaries. As a result of this change in assertion for undistributed earnings prior to December 31, 2017, the Company recorded $30.7 million of deferred tax expense for foreign withholding tax from Asia and $9.4 million of deferred U.S. state income tax expense in the first three months of 2018. During the nine months ended September 30, 2018, the Company repatriated $522.0 million of foreign earnings to the U.S. For future undistributed earnings earned after December 31, 2017, the Company intends to indefinitely reinvest certain future undistributed foreign earnings from certain jurisdictions, and repatriate future earnings from other specific jurisdictions as part of its foreign cash management strategy around the world.

Excluding the impact of these items, income tax expense differs from the amount computed by applying the U.S. federal statutory income tax rate to income before income taxes primarily due to the mix of taxable income by taxing jurisdiction, the impact of tax incentives and tax holidays in foreign locations, state income taxes (net of federal benefit) and the U.S. tax under GILTI.

The Company has been granted certain tax incentives, including tax holidays, for its subsidiaries in China, Malaysia and Thailand that will expire at various dates, unless extended or otherwise renegotiated, through 2018 in China, 2021 in Malaysia and 2028 in Thailand, and are subject to certain conditions with which the

Company expects to comply. The net impact of these tax incentives was to lower income tax expense for the nine months ended September 30, 2018 and 2017 by approximately $8.2 million (approximately $0.17 per diluted share) and $7.3 million (approximately $0.15 per diluted share), respectively, as follows:

	Nine Months Ended
	September 30,
(in thousands)	2018	2017
China	$1,449	$888
Malaysia	3,219	3,151
Thailand	3,579	3,294
	$8,247	$7,333

As of September 30, 2018, the total amount of the reserve for uncertain tax benefits including interest was $0.3 million. The reserve is classified as a current or long-term liability in the condensed consolidated balance sheets based on the Company’s expectation of when the items will be settled. The amount of accrued potential interest on unrecognized tax benefits included in the reserve as of September 30, 2018, was $47.0 thousand. There was no reserve for potential penalties. During the nine months ended September 30, 2018, the Company released $0.5 million of uncertain tax benefits from a U.S. Internal Revenue Service (IRS) audit related to the Secure Communication Systems, Inc. acquisition. During the first quarter of 2018, the IRS indicated that this examination of years 2013 to 2015 was closed. In addition, the IRS also notified the Company that the examination of the Company’s consolidated U.S. income tax return filings for 2014 was also closed with no additional tax costs.

The Company and its subsidiaries in Brazil, China, Ireland, Luxembourg, Malaysia, Mexico, the Netherlands, Romania, Singapore, Thailand and the United States remain open to examination by the various local taxing authorities, in total or in part, for fiscal years 2011 to 2017. Currently, the Company does not have any ongoing income tax examinations by any jurisdiction. During the course of such income tax examinations, disputes may occur as to matters of fact or law. Also, in most tax jurisdictions, the passage of time without examination will result in the expiration of applicable statutes of limitations thereby precluding examination of the tax period(s) for which such statute of limitation has expired. The Company believes that it has adequately provided for its tax liabilities.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017
		(as adjusted)		(as adjusted)
Net sales:
Americas	$404,137	$379,417	$1,217,200	$1,146,171
Asia	210,153	208,207	602,903	581,991
Europe	43,054	43,826	140,205	127,480
Elimination of intersegment sales	(16,656)	(20,521)	(50,893)	(67,199)
	$640,688	$610,929	$1,909,415	$1,788,443

Depreciation and amortization:
Americas	$5,746	$5,679	$17,171	$16,599
Asia	2,967	2,882	8,660	9,021
Europe	860	705	2,644	2,041
Corporate	4,987	3,008	11,168	8,930
	$14,560	$12,274	$39,643	$36,591

Income from operations:
Americas	$9,586	$15,046	$41,845	$46,823
Asia	18,963	21,477	53,441	55,314
Europe	2,242	2,551	7,437	7,430
Corporate and intersegment eliminations	(19,834)	(18,171)	(59,450)	(54,651)
	$10,957	$20,903	$43,273	$54,916
Other income (expense):
Interest expense	(3,822)	(2,324)	(8,543)	(6,861)
Interest income	1,619	1,334	5,197	3,621
Other expense	1,139	(394)	827	(1,305)
Income before income taxes	$9,893	$19,519	$40,754	$50,371

Capital expenditures:
Americas	$8,975	$8,548	$34,369	$17,584
Asia	3,898	1,696	12,548	12,820
Europe	651	638	2,303	4,018
Corporate	1,046	475	3,713	3,314
	$14,570	$11,357	$52,933	$37,736

	September 30,	December 31,
(in thousands)	2018	2017
		(as adjusted)
Total assets:
Americas	$848,998	$812,187
Asia	548,571	674,783
Europe	144,352	470,786
Corporate and other	398,850	151,548
	$1,940,771	$2,109,304

Geographic net sales information reflects the destination of the product shipped. Long-lived assets information is based upon the physical location of the asset.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017
		(as adjusted)		(as adjusted)
Geographic net sales:
United States	$438,461	$403,233	$1,280,026	$1,187,333
Asia	105,422	114,302	328,327	324,224
Europe	69,289	71,718	222,870	218,338
Other Foreign	27,516	21,676	78,192	58,548
	$640,688	$610,929	$1,909,415	$1,788,443

			September 30,	December 31,
			2018	2017
Long-lived assets:
United States			$186,557	$167,858
Asia			79,351	77,750
Europe			10,336	11,042
Other			24,525	25,830
			$300,769	$282,480

Note 13 – Supplemental Cash Flow and Non-Cash Information
The following information concerns supplemental disclosures of cash payments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017
Income taxes paid, net	$15,544	$2,524	$39,296	$5,049
Interest paid	1,845	2,089	6,163	6,385

Non-cash investing activity:
Additions to property, plant and equipment
in accounts payable			$6,629	$6,024

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

The Company recognized restructuring charges during 2018 and 2017 primarily related to facility transition and closures in the Americas, capacity reduction and reductions in workforce in certain facilities across various regions. The following table summarizes the 2018  activity in the accrued restructuring balances related to the restructuring activities initiated prior to September 30, 2018:

	Balance as of				Foreign	Balance as of
	December 31,	Restructuring	Cash	Non-Cash	Exchange	September 30,
(in thousands)	2017	Charges	Payment	Activity	Adjustments	2018
2018 Restructuring:
Severance	$—	$1,626	$(1,626)	$—	$—	$—
Other exit costs	—	1,323	(687)	—	—	636
	—	2,949	(2,313)	—	—	636
2017 Restructuring:
Severance	47	3	(50)	—	—	—
Leased facilities and equipment	—	96	(96)	—	—	—
Other exit costs	198	270	(309)	—	(29)	130
	245	369	(455)	—	(29)	130
2016 Restructuring:
Severance	29	(6)	(23)	—	—	—
Other exit costs	16	245	(145)	(116)	—	—
	45	239	(168)	(116)	—	—
Total	$290	$3,557	$(2,936)	$(116)	$(29)	$766

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

The Company’s financial instruments include cash equivalents, accounts and other receivables, accounts payable, accrued liabilities and long-term debt and capital lease obligations. The Company believes that the carrying values of these instruments approximate fair value. As of September 30, 2018, the Company’s long-term investments and derivative instruments were recorded at fair value using Level 3 inputs. The Company uses derivative instruments to manage the variability of foreign currency obligations and interest rates. The Company does not enter into derivatives for speculative purposes.

The forward currency exchange contracts in place as of September 30, 2018 have not been designated as accounting hedges and, therefore, changes in fair value are recorded within the Condensed Consolidated Statements of Income.

The Company has an interest rate swap agreement, with notional amounts of $145.5 million and $155.3 million as of September 30, 2018 and December 31, 2017, respectively, to hedge a portion of its interest rate exposure on outstanding borrowings under the Credit Agreement. Under this interest rate swap agreement, the Company receives variable rate interest payments based on the one-month LIBOR rate and pays fixed rate interest payments. The fixed interest rate for the contract is 1.4935%. The effect of this swap is to convert a portion of the floating rate interest expense to fixed interest rate expense. Based on the terms of the interest rate swap contract and the underlying borrowings outstanding under the Credit Agreement, the interest rate contract was determined to be effective, and thus qualifies and has been designated as a cash flow hedge. As such, changes in the fair value of the interest rate swap are recorded in other comprehensive income on the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of cash flows. The fair value of the interest rate swap was a $3.5 million asset as of September 30, 2018 and a $2.0 million asset as of December 31, 2017.  During the nine months ended  September 30, 2018, the Company recorded unrealized gain of $1.5 million ($1.2 million net of tax) on the swap in other comprehensive income. See Note 17.

Note 17 – Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component were as follows:

	Foreign		Unrealized
	currency	Derivative	loss on
	translation	instruments,	investments,
(in thousands)	adjustments	net of tax	net of tax	Other	Total
Balances, December 31, 2017	$(9,567)	$1,478	$(41)	$(19)	$(8,149)
Other comprehensive gain (loss)
before reclassifications	(1,569)	1,159	41	—	(369)
Net current period other comprehensive gain (loss)	(1,569)	1,159	41	—	(369)
Balances, September 30, 2018	$(11,136)	$2,637	$—	$(19)	$(8,518)

See Note 16 for further explanation of the change in derivative instruments that is recorded to Accumulated Other Comprehensive Loss.

Note 18 – Shareholders’ Equity

Dividends

The Company began declaring and paying quarterly dividends during the first quarter of 2018. For the nine months ended September 30, 2018, cash dividends paid totaled $14.2 million. On September 17, 2018, the Company declared a quarterly cash dividend of $0.15 per share of the Company’s common stock to shareholders of record as of September 28, 2018. The dividend of $6.8 million was paid on October 11, 2018. The Board of Directors currently intends to continue paying quarterly dividends. However, the Company’s future dividend policy is subject to the Company’s compliance with applicable law, and depending on, among other things, the Company’s results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in the Company’s debt agreements, and other factors that the Board of Directors may deem relevant. Dividend payments are not mandatory or guaranteed; there can be no assurance that the Company will continue to pay a dividend in the future.

Share Repurchase Authorization

On March 6, 2018, the Board of Directors approved an expanded stock repurchase authorization granting the Company authority to repurchase up to $250 million in common stock in addition to the $100 million previously approved on December 7, 2015. As of September 30, 2018, the Company had $191.4 million remaining under the stock repurchase authorization. On October 26, 2018, the Board of Directors authorized the repurchase of an additional $100 million of the Company’s common stock.

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

OVERVIEW

We are a worldwide provider of innovative product design, engineering services, technology solutions and advanced manufacturing services (both electronic manufacturing services (EMS) and precision technology manufacturing machining services). In this Report, references to Benchmark, the Company or use of the words “we”, “our” and “us” include Benchmark’s subsidiaries unless otherwise noted.

From initial product concept to volume production, including direct order fulfillment and aftermarket services, Benchmark has been providing integrated services and solutions to original equipment manufacturers since 1979. Today, Benchmark proudly serves the following industries: aerospace and defense, medical technologies, complex industrials, test and instrumentation, next-generation telecommunications and high-end computing.

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

Revenue is measured based on a consideration specified in a contract with a customer. We recognize revenue when we have satisfied a performance obligation by transferring control over a manufactured product to a customer. Our contracts with customers are generally short-term in nature. Customers are generally billed when the product is shipped or as services are performed. Under the majority of our manufacturing contracts with customers, the customer controls all of the work-in-progress as products are being built. Revenues under these contracts are recognized progressively based on the cost-to-cost method. For other manufacturing contracts, the customer does not take control of the product until it is completed. Under these contracts, we recognize revenue upon transfer of control of product to the customer. Revenue from design, development and engineering services is recognized over time as the services are performed. We assume no significant obligations after shipment as we typically warrant workmanship only. Therefore, the warranty provisions are generally not significant.

Third Quarter 2018 Highlights

Sales for the three months ended September 30, 2018 increased 5% to $640.7 million compared to $610.9 million during the comparable 2017 period. During the third quarter of 2018, sales to customers in our various industry sectors fluctuated from the comparable 2017 period as follows:

•          Industrials increased by 2%,

•          A&D increased by 9%,

•          Medical decreased by 6%,

•          Test & Instrumentation decreased by 14%,

•          Computing increased by 16%, and

•          Telecommunications increased by 23%.

The overall revenue increase was driven primarily by demand increases in the Computing sector for enterprise storage products, in addition to increases in Telecommunication and A&D.

Our sales depend on the success of our customers, some of whom operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, can adversely affect us. A substantial percentage of our sales is made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. Sales to our 10 largest customers represented 44% of our sales in both the nine months ended September 30, 2018 and 2017.

During the three months ended September 30, 2018, we incurred a $3.4 million charge for the write-down of inventory and a provision to accounts receivable associated with the insolvency of a customer. These charges increased cost of sales by $1.7 million and SG&A by $1.7 million.

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

We have undertaken initiatives to restructure our business operations with the intention of improving utilization and reducing costs. During the first nine months of 2018, we recognized $3.5 million of restructuring charges, primarily related to the closure of facilities in the Americas and reductions in workforce in certain facilities primarily in the Americas. In addition, we incurred $2.3 million in costs related to the transition of our corporate headquarters to Arizona and $2.0 million in costs associated with the write-off of existing deferred financing charges in connection with the refinancing of our credit facilities.

RESULTS OF OPERATIONS

The following table presents the percentage relationship that certain items in our Condensed Consolidated Statements of Income bear to sales for the periods indicated. The financial information and the discussion below should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto in Part I, Item 1 of this Report.

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2018	2017	2018	2017
	(as adjusted)		(as adjusted)
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	91.8	90.5	91.3	90.8
Gross profit	8.2	9.5	8.7	9.2
Selling, general and administrative expenses	5.9	5.3	5.7	5.4
Amortization of intangible assets	0.4	0.4	0.4	0.4
Restructuring charges and other costs	0.3	0.4	0.3	0.3
Income from operations	1.7	3.4	2.3	3.1
Other expenses, net	(0.2)	(0.2)	(0.1)	(0.3)
Income before income taxes	1.5	3.2	2.1	2.8
Income tax expense	0.3	0.3	2.4	0.3
Net income (loss)	1.2%	2.9%	(0.3)%	2.5%

Sales

Sales for the third quarter of 2018  were $640.7 million, a 5% increase from sales of $610.9 million for the same quarter in 2017. Sales for the first nine months of 2018  were $1.9 billion, a 7% increase from sales of $1.8 billion for the same period in 2017. The following table sets forth, for the periods indicated, the percentages of our sales by industry sector.

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2018	2017	2018	2017
Higher-Value Markets	(as adjusted)		(as adjusted)
Industrials	20%	21%	20%	21%
A&D	16	16	16	17
Medical	15	17	15	15
Test & Instrumentation	12	14	15	14
	63	68	66	67
Traditional Markets
Computing	23	20	21	20
Telecommunications	14	12	13	13
	37	32	34	33
Total	100%	100%	100%	100%

Industrials. Third quarter sales increased 2% to $128.3 million from $125.9 million in 2017. Sales during the first nine months of 2018  increased 1% to $372.0 million from $367.9 million in the same period of 2017.

Aerospace and Defense. Third quarter sales increased 9% to $105.0 million from $96.3 million in 2017. Sales during the first nine months of 2018  were $301.3 million compared to $296.3 million in the same period of 2017. The increases were primarily due to greater demand for communication equipment and security products.

Medical. Third quarter sales decreased 6% to $96.3 million from $102.1 million in 2017 primarily from the timing of new program transitions. Sales increased 6% to $290.1 million during the first nine months of 2018 from $273.8 million in the same period of 2017 primarily due to increased demand and new programs.

Test & Instrumentation. Third quarter sales decreased 14% to $76.6 million from $89.1 million in 2017.  Sales during the first nine months of 2018 increased 12% to $285.3 million from $253.7 million in the same period of 2017. The nine month increase is primarily due to the strong demand we saw in our precision manufacturing machining operations serving the semi-capital equipment market during the first half of 2018, partially offset by the slowdown experienced in the same market during the three months ended September 30, 2018.

Computing. Third quarter sales increased 16% to $145.4 million from $125.3 million in 2017, and increased 11% to $409.6 million during the first nine months of 2018 from $367.8 million in the same period of 2017. The increase is primarily due to strength in the demand from legacy storage products and data security customers.

Telecommunications. Third quarter sales increased 23% to $89.1 million from $72.2 million in 2018 and 2017, respectively, and increased 10% to $251.1 million during the first nine months of 2018 from $228.9 million in the same period of 2017 due to increased demand from existing customers and a ramp of a new satellite program.

Our international operations are subject to the risks of doing business abroad. See Part I, Item 1A of our 2017 10-K for factors pertaining to our international sales and fluctuations in the exchange rates of foreign currency and for further discussion of potential adverse effects in operating results associated with the risks of doing business abroad. During the first nine months of both 2018 and 2017, 46% and  47%, respectively of our sales were from our international operations.

Gross Profit

Gross profit decreased 9% to $52.8 million for the three months ended September 30, 2018 from $58.2 million in the same quarter of 2017, and was $165.4 million for the nine months ended September 30, 2018 and $165.3 million in the same period of 2017. For the nine months ended September 30, 2018 and 2017, we incurred $0.9 million and $1.2 million, respectively, in net charges for the write-down of inventory associated with the insolvency of two customers. Including the initial inventory charges and the subsequent partial recoveries, gross margin was 8.2% and 8.7%, respectively, for the three and nine months ended September 30, 2018 and 9.5% and 9.2%, respectively, for the three and nine months ended September 30, 2017. Excluding these items, gross margin decreased to 8.5% and 8.7%, respectively, for the three and nine months ended September 30, 2018 from 9.3% and 9.3%, respectively, in the same periods of 2017 primarily due to an increase in lower-margin Computing sector sales, a decrease in higher-margin Test & Instrumentation sector sales and the impacts from Medical transitions, investments in engineering and solutions and new program ramp costs.

Selling, General and Administrative Expenses

SG&A increased by 17% to $37.6 million in the third quarter of 2018 compared to $32.1 million in 2017, and increased by 12% to $109.2 million in the first nine months of 2018 compared to $97.1 million in 2017. During both the third quarter of 2018 and the first quarter of 2017, we had $1.7 million in charges for a provision to accounts receivable associated with the insolvency of two customers. Including this provision to accounts receivable, SG&A increased to 5.9% of sales for the third quarter of 2018 from 5.3% in 2017, and increased to 5.7% of sales for the first nine months of 2018 from 5.4% in 2017. Excluding this provision to accounts receivable, SG&A increased to 5.6% of sales for the third quarter of 2018 from 5.3% in 2017, and increased to 5.6% of sales for the first nine months of 2018 from 5.3% in 2017, primarily due to increased stock-based and variable compensation and the investment in our sales and marketing organization.

Restructuring Charges and Other Costs

During the first nine months of 2018, we recognized $3.5 million of restructuring charges, primarily related to facility transitions in the Americas and reductions in workforce in certain facilities primarily in the Americas. In addition, during the first nine months of 2018 we incurred $2.3 million in costs related to the transition of our corporate headquarters to Arizona. We expect to incur additional restructuring charges ranging from $2.0 million to $2.5 million in the fourth quarter of 2018. In the first nine months of 2017, we recognized $4.0 million of restructuring charges, primarily related to reductions in workforce in certain facilities across various regions, and $1.6 million in transition costs. See Note 15 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.

Interest Expense

Interest expense increased to $8.5 million during the first nine months of 2018 from $6.9 million during the comparable 2017 period due to the write-off  of existing deferred financing charges in connection with the refinancing of our credit facilities offset by lower debt levels.

Interest Income

Interest income increased to $5.2 million during the first nine months of 2018 from $3.6 million during the comparable 2017 period due primarily to higher interest rates on invested cash equivalents.

Income Tax Expense

Income tax expense of $45.7 million represented an effective tax rate of 112.0% for the first nine months of 2018, compared with $5.9 million for the comparable 2017 period, which represented an effective tax rate of 11.7%. During the first quarter of 2018, we changed our historical repatriation strategy. We have historically asserted our intention to indefinitely reinvest undistributed foreign earnings. We no longer consider these earnings to be indefinitely reinvested in our foreign subsidiaries. As a result of this change in assertion for undistributed earnings prior to December 31, 2017, we recorded a $30.7 million tax expense for foreign withholding tax from Asia and $9.4 million for U.S. state income tax expense in the first quarter of 2018. In the second quarter of 2018 we recorded $0.4 million of additional U.S. tax for the distributions from our foreign subsidiaries. In addition, during 2018 we released $0.5 million of uncertain tax benefits from a U.S. Internal Revenue Service (IRS) audit related to the Secure Communication Systems, Inc. acquisition. During the first quarter of 2018, the IRS indicated that this examination of years 2013 to 2015 was closed. Excluding these tax items, the effective tax rate in the first nine months of 2018 would have been 13.7%.

We have been granted certain tax incentives, including tax holidays, for our subsidiaries in China, Malaysia and Thailand that will expire at various dates, unless extended or otherwise renegotiated, through 2018 in China, 2021 in Malaysia, and 2028 in Thailand. Our Chinese subsidiary is in the process of applying for a new tax incentive for future years. See Note 11 to the Condensed Consolidated Financial Statements in Item 1 of this Report.

Net Income (Loss)

We reported a net loss of $4.9 million, or $0.10 per diluted share, for the first nine months of 2018, compared with net income of $44.5 million, or $0.88 per diluted share, for the same period in 2017. The net decrease of $49.4 million from 2017 was primarily the result of the tax expense related to the change in our historical repatriation strategy discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our organic growth and operations through funds generated from operations and occasional borrowings under our revolving credit facility. Cash and cash equivalents totaled $475.7 million at September 30, 2018 and $742.5 million at December 31, 2017, of which $170.2 million and $673.4 million, respectively, were held outside the U.S. in various foreign subsidiaries. During the nine months ended September 30, 2018, we repatriated $522.0 million of foreign earnings to the U.S.

Cash used in operating activities during the first nine months was $17.3 million for 2018 and consisted primarily of $4.9 million of net loss adjusted for $39.6 million of depreciation and amortization and $11.9 million in deferred income taxes, a $20.0 million increase in accounts receivable, a $54.3 million increase in inventories and a $12.6 increase in accounts payable. The deferred income taxes are a result of the change in assertion related to undistributed foreign earnings. The increase in inventories is primarily related to raw materials in support of production. Working capital was $1.0 billion at September 30, 2018 and $1.2 billion at December 31, 2017.

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

Cash used in investing activities during the first nine months was $55.0 million for 2018, primarily due to purchases of additional property, plant and equipment totaling $50.4 million. The purchases of property, plant and equipment were primarily for machinery and equipment in the Americas and Asia.

Cash used in financing activities during the first nine months was $193.7 million for 2018. Share repurchases totaled $122.1 million, net principal payments on long-term debt totaled $57.8 million, dividends totaled $14.2 million, and we received $3.5 million from the exercise of stock options.

Under the terms of our $650.0 million Credit Agreement, in addition to the Term Loan facility, we have a $500.0 million five-year revolving credit facility to be used for general corporate purposes, both with a maturity date of July 20, 2023. The Credit Agreement includes an accordion feature pursuant to which total commitments under the facility may be increased by an additional $275.0 million, subject to satisfaction of certain conditions. As of September 30, 2018, we had $150.0 million in borrowings outstanding under the Term Loan facility, $2.8 million in letters of credit outstanding under the Revolving Credit Facility and $497.2 million was available for future borrowing under the Revolving Credit Facility. See Note 7 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report for more information regarding the terms of the Credit Agreement.

The Credit Agreement contains certain financial covenants as to interest coverage and debt leverage, and certain customary affirmative and negative covenants, including restrictions on our ability to incur additional debt and liens, pay dividends, repurchase shares, sell assets and merge or consolidate with other persons. Amounts due under the Credit Agreement could be accelerated upon specified events of default, including a failure to pay amounts due, breach of a covenant, material inaccuracy of a representation, or occurrence of bankruptcy or insolvency, subject, in some cases, to cure periods. As of September 30, 2018, we were in compliance with all of these covenants and restrictions.

During the next 12 months, we believe our capital expenditures will approximate $40 to $50 million, principally for machinery and equipment as well as expansion investments to support our ongoing business around the globe.

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

On March 6, 2018, our Board of Directors approved an expanded stock repurchase program granting us the authority to repurchase up to $250 million in common stock in addition to the $100.0 million approved on December 7, 2015. As of September 30, 2018, we had $191.4 million remaining under the share repurchase authorization to purchase additional shares. On October 26, 2018, the Board of Directors authorized an additional $100 million shares for repurchase above our existing program. As of November 7, 2018, we had $253 million remaining under the share repurchase authorization. We are under no commitment or obligation to repurchase any particular amount of common stock.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2018, we did not have any significant off-balance sheet arrangements. See Note 16 to the Condensed Consolidated Financial Statements.

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

We transact business in various foreign countries and are subject to foreign currency fluctuation risks. We use natural hedging and forward contracts to economically hedge transactional exposure primarily associated with trade accounts receivable, other receivables and trade accounts payable that are denominated in a currency other than the functional currency of the respective operating entity. We do not use derivative financial instruments for speculative purposes. The forward contracts in place as of September 30, 2018 have not been designated as accounting hedges and, therefore, changes in fair value are recorded within our Consolidated Statements of Income.

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

We are also exposed to interest rate risk on borrowings under our Credit Agreement. As of September 30, 2018, we had $150.0 million outstanding on the floating rate Term Loan facility, and we have an interest rate swap agreement with a notional amount of $145.5 million. Under this swap agreement, we receive variable rate interest payments and pay fixed rate interest payments. The effect of this swap is to convert a portion of our floating rate interest expense to fixed interest rate expense. The interest rate swap is designated as a cash flow hedge. For additional information, see Note 16 to the Condensed Consolidated Financial Statements in Item 1 of this Report.

On October 26, 2018, the Company entered into a new swap agreement, which is effective October 31, 2018. Under the new swap agreement, the Company will receive variable rate payments based on the one-

month LIBOR rate and pay fixed rate interest payments. The fixed interest rate for the contract is 2.928%. Based on the terms of this agreement, the interest rate contract has been determined to be effective and has been designated a cash flow hedge. On October 30, 2018, the Company terminated its existing interest rate swap agreement and received $3.5 million, which represented the fair value of the agreement as of the termination date. This gain, which is included in accumulated other comprehensive loss, will be amortized over the original term of the agreement through November 2020 using the interest rate method and will be recorded against interest expense.

Item 4 –  Controls and Procedures

As of the end of the period covered by this Report, the Company’s management (with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO)) conducted an evaluation pursuant to Rule 13a-15 under the Exchange Act, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act). Based on this evaluation, the CEO and CFO concluded that as of the end of the period covered by this Report such disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting (as defined in Rule13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the last fiscal quarter covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

(c)  The following table provides information for the quarter ended September 30, 2018 about the Company’s repurchases of its equity securities registered pursuant to Section 12 of the Exchange Act, at a total cost of $46.2 million:

ISSUER PURCHASES OF EQUITY SECURITIES
(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares	Dollar Value)
			(or Units)	of Shares
			Purchased as	(or Units) that
	(a) Total		Part of	May Yet Be
	Number of		Publicly	Purchased
	Shares (or	(b) Average	Announced	Under the
	Units)	Price Paid per Share	Plans or	Plans or
Period	Purchased(1)	(or Unit)(2)	Programs	Programs(3)
July 1 to 31, 2018	601,997	$24.43	601,997	$232.8 million
August 1 to 31, 2018	915,378	$25.55	915,378	$209.4 million
September 1 to 30, 2018	708,833	$25.47	708,833	$191.4 million
Total	2,226,208	$25.22	2,226,208

(1) All stock repurchases were made on the open market.

(2) Average price paid per share is calculated on a settlement basis and excludes commission.

(3) On March 6, 2018, the Board of Directors approved an expanded stock repurchase authorization granting the Company authority to repurchase up to $250 million in common stock in addition to the $100 million previously approved on December 7, 2015. As of September 30, 2018, the Company had $191.4 million remaining under the stock repurchase authorization. On October 26, 2018, the Board of Directors authorized the repurchase of an additional $100 million of the Company’s common stock. Net of shares repurchased to date, the total remaining authorization outstanding as of November 7, 2018 is $253 million. Stock purchases may be made in the open market, in privately negotiated transactions or block transactions, at the discretion of the Company’s management and as market conditions warrant. Purchases are funded from available cash and may be commenced, suspended or discontinued at any time without prior notice. Shares of stock repurchased under the program are retired.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 8, 2018.

BENCHMARK ELECTRONICS, INC.
(Registrant)
By: /s/ Paul J. Tufano
Paul J. Tufano
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Roop K. Lakkaraju
Roop K. Lakkaraju
Chief Financial Officer
(Principal Financial Officer)