Form 10-K
period 2018-12-31
BENCHMARK ELECTRONICS INC
filed 2019-02-28
CIK 863436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  (Mark One)

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission File Number 1-10560

BENCHMARK ELECTRONICS, INC.

(Exact name of registrant as specified in its charter)

Texas	74-2211011
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

56 South Rockford Drive

Tempe, Arizona 85281

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [Ö] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter periods that the registrant was required to submit such files). Yes [Ö] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [Ö]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2018, the number of outstanding common shares was 47,333,641. As of such date, the aggregate market value of the common shares held by non-affiliates, based on the closing price of the common shares on the New York Stock Exchange on such date, was approximately $1.4 billion.

As of February 27, 2019, there were 40,654,965 common shares of Benchmark Electronics, Inc., par value $0.10 per share, outstanding.

Documents Incorporated by Reference:

Portions of the Company’s Proxy Statement for the 2019 Annual Shareholders Meeting are incorporated herein by reference (Part III, Items 10-14).

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

The Company’s fiscal year ends on December 31. Consequently, references to 2018 relate to the calendar year ended December 31, 2018; references to 2017 relate to the calendar year ended December 31, 2017, etc.

General

Benchmark Electronics, Inc. (Benchmark) is a Texas corporation that began operations in 1979 and is today a worldwide provider of innovative product design, engineering services, technology solutions and advanced manufacturing services (both electronic manufacturing services (EMS) and precision technology manufacturing machining services). In this Report, references to Benchmark, the Company or use of the words “we”, “our” and “us” include Benchmark’s subsidiaries unless otherwise noted.

From initial product concept to volume production, including direct order fulfillment and aftermarket services, Benchmark has been providing integrated services and solutions to original equipment manufacturers (OEMs) since 1979. Today, Benchmark proudly serves the following industries: aerospace and defense (A&D), medical technologies, complex industrials, test and instrumentation, next-generation telecommunications and high-end computing.

Our customer engagement focuses on three principal areas:

•  Engineering Services, which include design for manufacturability, manufacturing process and test development, concurrent and sustaining engineering, turnkey product design and regulatory services. Our engineering services may be for systems, sub-systems, printed circuit boards and assemblies, and components. We provide these services across all the industries we serve, but focus primarily in regulated industries such as medical, complex industrials, aerospace and defense, and next-generation telecommunications.

•  Technology Solutions, which involve developing a library of building blocks or reference designs primarily in defense solutions, surveillance systems, radio frequency and high-speed design, and front-end managed connectivity data collection systems. We often merge these technology solutions with engineering services in order to support manufacturing services. Our reference designs can be utilized across a variety of industries but we have significant capabilities in the aerospace and defense and next generation telecommunication markets. We have also developed stronger capabilities in radio frequency (RF) and high speed design for both components and substrates. The need to reduce Size, Weight, and Power (SWaP) to accommodate high frequency electronics communications is important to customers in the aerospace and defense, medical, and next generation telecommunications markets.

•  Manufacturing Services, which include printed circuit board assemblies (PCBAs) using both traditional surface mount technologies (SMT) and microelectronics, subsystem assembly, box build and systems integration. Systems integration often involves building a finished assembly that includes PCBAs, complex subsystem assemblies, mechatronics, displays, optics, and other components. These final products may be configured to order and delivered directly to the end-customer across all the industries we serve. Manufacturing services also includes precision technology manufacturing comprised of precision machining, advanced metal joining, assembly and functional testing primarily for customers in the test & instrumentation market (which includes semiconductor capital equipment) as well as the medical and aerospace and defense markets.

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

Outsourcing rates fluctuate periodically, and not all industries we serve are experiencing high outsourcing growth rates. The traditional markets of computing and telecommunications have used the outsourcing model for a number of years and have a lower outsourcing growth potential than the under-penetrated medical, complex industrials, aerospace and defense, and test & instrumentation markets, which we identify as our higher-value markets. The higher-value markets typically provide the opportunity for higher profitability than the traditional markets and in some cases provide the potential for stable growth. The higher-value markets also align well with Benchmark’s expertise in more complex and highly regulated products, and we believe we are well-positioned to capitalize on increased outsourcing in these markets.

Our Strategy

Our goal is to be the solutions provider of choice to leading OEMs that we believe offer the greatest potential for profitable growth. To meet this goal, we have implemented the following strategies:

•          Focus on More Complex Products for Customers. EMS providers serve a wide range of OEMs in different industries, such as consumer electronics, internet-focused businesses and information technology equipment. The product scope ranges from easy-to-assemble, low-cost, high-volume products targeted for the consumer market to complicated, state-of-the-art, mission-critical products. Higher volume manufacturing customers in the more traditional markets of computing and telecommunications often compete on price with short product life cycles and require less value-add from EMS providers. Lower-volume manufacturing customers in the aerospace and defense, medical, and test & instrumentation markets are often in highly regulated industries where they are increasingly outsourcing higher value-added services to their EMS providers to meet stringent regulatory and time-to-market requirements. In the traditional markets, we focus on customers with more complex requirements such as high-performance computing and next generation telecommunications including 5G enabling devices and products; in the higher-value markets where outsourcing growth rates are increasing and product life cycles are longer, we focus on customers where there is a strong match between our capabilities and their needs. We have a long-term goal of generating over 75% of our sales from higher-value market customers, which should further expand our margins.

•          Lead with Engineering Solutions and Leverage Advanced Technology. In addition to strength in manufacturing complex high-density PCBAs, complex mechanical systems, and full systems integration, we offer customers specialized and tailored advanced design solutions, including technology building blocks and engineering services. We provide this engineering expertise through our design capabilities in our design centers in the Americas, Europe and Asia. Leading with engineering is important to our strategy to increase sales to customers in our targeted higher-value markets where products require high quality and extremely reliable performance and low product failure rates. Through leveraging our advanced technology and engineering solutions, customers can focus on core branding and marketing initiatives while we focus on bringing their products to market faster and more efficiently.

•          Maintain and Develop Close, Long-Term Relationships with Customers. Our strategy is focused on  establishing long-term relationships with leading OEMs in expanding industries by becoming an integral part of their concept-to-production and full product life cycle requirements. To accomplish this, we rely on our global and local program and general management teams to respond with speed and flexibility to frequently changing customer design specifications and production requirements. We focus on caring for our customers and ensuring that their needs are consistently met and exceeded.

•          Deliver Complete High- and Low-Volume Manufacturing Solutions Globally. OEMs increasingly require a wide range of specialized design engineering and manufacturing services from EMS providers in order to reduce costs and accelerate their time-to-market and time-to-volume production. Building on our integrated engineering and manufacturing capabilities, we offer services from initial product design and test to final product assembly and distribution to OEM customers. Our precision machining and complex mechanical manufacturing, along with our systems integration assembly and direct order fulfillment services, allow our customers the potential to reduce product cost and risk of product obsolescence by reducing their total work-in-process and finished goods inventory. These services are available at many of our manufacturing locations and allow us to offer customers the flexibility to move quickly from design and initial product introduction to production and distribution. We offer our customers the opportunity to combine the benefits of low-cost manufacturing (for the portions of their products or systems that can benefit from the use of these geographic areas) with the benefits and capabilities of our higher complexity support in Asia, Europe and the Americas.

•          Continue to Seek Cost Savings and Operational Excellence. We seek to optimize our network of facilities to provide cost-efficient services for our customers. We have a global culture of continuous improvement, sharing best practices and implementing lean principles. We will continue to drive lean and operational excellence initiatives with common global processes that allow us to optimize our cost structure and capacity. In support of our financial goals, we will continue a strong focus on cash conversion.

•          Pursue Strategic Acquisitions. Our capabilities have continued to grow through acquisitions and we will continue to selectively seek close-to-core bolt-on acquisitions which expand our technical capabilities.

We have enhanced our capabilities through acquisitions:

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

In addition to expanding our global footprint, these acquisitions have enhanced our business in the following ways:

-         improved customer growth opportunities;

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

Engineering Services and Technology Solutions:

Our approach is to coordinate and integrate our concept, design, prototype and other engineering capabilities in support of our customers’ go-to-market and product life cycle requirements. These services strengthen our relationships with our manufacturing customers and help attract new customers that require specialized design and engineering services. Early engagement with engineering-led solutions is key to our strategy of focusing on products with greater complexity in our targeted markets.

•      New Product Design, Prototype, Testing and Related Engineering Services. We offer a full spectrum of new product design, automation, test development, prototype and related engineering for projects contracted by our customers who pay for and own the resulting designs in our contract design services business. We employ a proven seven-step process for concept-to-production in our design services model that enables a shorter product development cycle and gives our customers a competitive advantage in time-to-market and time-to-profit. Our multi-disciplined engineering teams provide expertise in a number of core competencies critical to serving OEMs in our target markets, including award-winning industrial design, mechanical and electrical hardware, firmware, software and systems integration and support. We create specifications, designs and quick-turn prototypes, and validate and ramp our customers’ products into volume manufacturing.

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

Manufacturing Services (Electronics Manufacturing and Testing Services):

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

•      Failure Analysis. We offer an array of analytical solutions and expertise to help our customers address their most challenging engineering and business issues. This includes focused techniques for failure mode, failure mechanism, and root cause determination. Specialized analytical skill sets associated with electrical, mechanical, and metallurgical disciplines are used in conjunction with a vast array of equipment such as ion chromatography, x-ray florescence, and scanning electron microscopy. Our state-of-the-art lab facilities provide customers with detailed reporting and support in an unbiased, timely and cost-effective manner. Mastering emerging technologies, coupled with an understanding of potential failure mechanisms, positions us to exceed customer expectations and maintain our technological diversity.

Mechanical Manufacturing Services (Precision Machining and Complex Vertically Integrated Assemblies):

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

Our global network of operations includes manufacturing facilities in seven countries, which are strategically located to support full product life cycle services for our customers. We have domestic facilities in Alabama, Arizona, California, Minnesota, New Hampshire and Texas and international facilities in China, Malaysia, Mexico, the Netherlands, Romania and Thailand. Our network also includes engineering centers that lead customer engagements and provide solutions to customers in the Americas, Europe and Asia. Additionally, we are compliant with and/or hold the following certifications and registrations by geography:

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

Supply Chain, Order Fulfillment, and Aftermarket Support Services:

Our customers often face challenges in designing supply chains, demand planning, procuring materials and managing their inventories efficiently due to fluctuations in their customer demand, product design changes, short product life cycles and component price fluctuations.

We employ enterprise resource planning (ERP) systems and lean manufacturing principles to manage procurement and manufacturing processes in an efficient and cost-effective manner so that, where possible, components arrive on a just-in-time, as-and-when-needed basis. Because we are a significant purchaser of electronic components and other raw materials, we are able to capitalize on the economies of scale associated with our relationships with suppliers to negotiate price discounts, obtain components and other raw materials that are in short supply, and return excess components. Our agility and expertise in supply chain management and our relationships with suppliers across the supply chain enable us to help reduce our customers’ cost of goods sold and inventory exposure.

In support of our engineering services, technology solutions and manufacturing services, we offer our customers a wide array of capabilities from early supply chain design, to order fulfillment, to aftermarket services.

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

Our key customer accounts are supported by dedicated teams directly responsible for account management. These teams coordinate activities across the Benchmark global network to effectively satisfy customer requirements and have direct access to leadership and executive management to quickly address customer concerns. Local program managers and customer account teams further support the global teams and are linked by a comprehensive communications and information management infrastructure. In addition, our executive management is heavily involved in customer relations and devotes significant attention to broadening existing and developing new customer relationships.

The following table sets forth the percentages of our sales by sector for 2018,  2017  and 2016.

Higher-Value Markets	2018	2017	2016
Industrials	19%	20%	23%
A&D	16	16	16
Medical	15	15	15
Test & Instrumentation	14	14	11
	64%	65%	65%

Traditional Markets	2018	2017	2016
Computing	23%	22%	19%
Telecommunications	13	13	16
	36%	35%	35%
	100%	100%	100%

A substantial percentage of our sales are made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. Sales to our ten largest customers represented 44%, 46% and 43% of our sales in 2018, 2017 and 2016, respectively. In 2018, sales to International Business Machines Corporation represented 13% of our sales. In 2017, sales to International Business Machines Corporation  and Applied Materials, Inc. represented 12% and 10%, respectively, of our sales. In 2016, no single customer represented 10% or more of our sales. For additional information, see “Risk Factors—The loss of a major customer would adversely affect us” in Item 1A of this Report and “2018 Highlights” in Item 7 of this Report.

Seasonality

Seasonality in our business has historically been driven by customer and product mix, particularly the industries that our customers serve. Although we have historically experienced higher sales during the fourth quarter, this pattern does not repeat itself every year. In addition, we typically experience our lowest sales volume in the first quarter of each year.

Suppliers

We maintain a network of suppliers of components and other materials used in our operations. We procure components when a purchase order or forecast is received from a customer and occasionally utilize components or other materials for which a supplier is the single source of supply. If any of these single-source suppliers were unable to provide these materials, a shortage of components could temporarily interrupt our operations and lower our profits until an alternate component could be identified and qualified for use. For additional information, see “Risk Factors—Shortages or price increases of components specified by our customers would delay shipments and adversely affect our profitability” in Item 1A of this Report. Although we occasionally experience component shortages and longer lead times for various components, we have generally been able to reduce the impact of component shortages by working with customers to reschedule deliveries and with suppliers to provide the needed components using just-in-time inventory programs, or by purchasing components at slightly higher prices from distributors rather than directly from manufacturers. In addition, by developing long-term relationships with suppliers, we have been better able to minimize the effects of component shortages compared to manufacturers without such relationships. The goal of these procedures is to reduce our inventory risk.

Backlog

We had sales backlog of approximately $2.1 billion at December 31, 2018, as compared to the 2017 year-end backlog of $2.0 billion. Backlog consists of purchase orders received, and other forecast requirements under customer contracts which can be subject to change. Although we expect to fill substantially all of our year-end backlog during 2019, we do not currently have long-term agreements with all of our customers, and customer orders can be canceled, changed or delayed. The timely replacement of canceled, changed or delayed orders with orders from new customers cannot be assured, nor can there be any assurance that any of our current customers will continue to utilize our services. Because of these factors, our backlog is not a meaningful indicator of future financial results.

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

Employees

As of December 31, 2018, we employed approximately 10,500 people, approximately 370 of whom were engaged in design and development engineering. None of our domestic employees are represented by a labor union. In certain international locations, our employees are represented by labor unions and by works councils. Some European countries also often have mandatory legal provisions regarding terms of employment, severance compensation and other conditions of employment that are more restrictive than U.S. laws. We have never experienced a strike or similar work stoppage, and we believe that our employee and labor relations are good.

Segments and International Operations

We have manufacturing facilities in the Americas, Asia and Europe to serve our customers. Benchmark is operated and managed geographically, and management evaluates performance and allocates resources on a geographic basis. We currently operate outside the United States in China, Malaysia, Mexico, the Netherlands, Romania and Thailand. During 2018, 2017 and 2016, 45%, 47% and 45%, respectively, of our sales were from our international operations. See Note 10 and Note 15 of Notes to Consolidated Financial Statements in Item 8 of this Report for segment and geographical information.

Available Information

Our website may be viewed at http://www.bench.com.  Reference to our website is for informational purposes only and the information contained therein is not incorporated by reference into this annual report. We make available free of charge through our internet website our filings with the Securities and Exchange Commission (SEC), including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the SEC. All reports we file with the SEC are also available free of charge via EDGAR through the SEC’s website at http://www.sec.gov.

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

Substantially all of our sales are derived from manufacturing services in which we purchase components specified by our customers. In the past, supply shortages have substantially curtailed production of all assemblies using a particular component and industry-wide shortages of electronic components, particularly of memory and logic devices, have occurred. For example, the 2011 earthquake and tsunami in Japan disrupted the global supply chain for certain components manufactured in Japan that were incorporated in the products we manufactured. The 2011 Thailand flood had a similar impact. Any such component shortages may result in delayed shipments, which could have an adverse effect on our profit margins. Because of the continued increase in demand for surface mount components, we anticipate component shortages and longer lead times for certain components to occur from time to time. Also, we may bear the risk of component price increases that occur between periodic re-pricings of products during the term of a customer contract. Accordingly, certain component price increases could adversely affect our gross profit margins.

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

Our sales are dependent on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on us. A substantial percentage of our sales are made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. Sales to our ten largest customers represented 44%, 46% and 43% of our sales in 2018, 2017 and 2016, respectively. In 2018, sales to International Business Machines Corporation represented 13% of our sales. Further, as part of our ongoing process to review marginal and dilutive contracts, we have notified a Computing customer that we will not renew in its current form a legacy contract that expires at the end of 2019.

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

Government contracts are subject to significant regulation, including rules related to bidding, billing, kickbacks and false claims, and any non-compliance could subject us to fines and penalties or debarment.

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

Our government contracts often involve the development, application and manufacture of advanced defense and technology systems and products aimed at achieving challenging goals. New technologies used for these contracts may be untested or unproven and product requirements and specifications may be modified. Consequently, technological and other performance difficulties may cause delays, cost overruns or product failures. Moreover, there can be no assurance that the amounts we spend to develop new products or solutions to compete for a government contract will be recovered since we may not be awarded the contract.

Our international operations are subject to certain risks.

During 2018, 2017 and 2016, 45%, 47% and 45%, respectively, of our sales were from our international operations. These international operations are subject to a number of risks, including:

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

Changes made that impact the way we operate internally could have a negative impact on us and reduce the demand for our foreign manufacturing facilities. Moreover, any retaliatory actions by other countries where we operate could also negatively impact our financial performance. In addition, changes in policies by the U.S. or other governments could negatively affect our operating results due to trade wars, changes in duties, tariffs or taxes, currency exchange rate fluctuations, or limitations on currency or fund transfers, as well as government-imposed restrictions on producing certain products in, or shipping them to, specific countries. For example, potential changes in the North American Free Trade Agreement (NAFTA), including as a result of the U.S.-Mexico-Canada Agreement, could adversely affect our operations in Mexico. Also, our current facilities in Mexico operate under the Mexican Maquiladora (IMMEX) program. This program provides for reduced tariffs and eased import regulations. We could be adversely affected by changes in the IMMEX program or our failure to comply with its requirements. Additionally, increasing tariffs and other trade protection measures between the U.S. and China may affect the cost of our products originating in China as well as the demand for our products manufactured in China in the event our customers reduce operations in China as a result of such tariffs or trade protection measures. These actions could also affect the cost and/or availability of components that we procure from suppliers in China.

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

Certain foreign jurisdictions, as well as the U.S. government, restrict the amount of cash that can be transferred to the U.S. or impose taxes and penalties on such transfers of cash. To the extent we have excess cash in foreign locations that could be used in, or is needed by, our operations in the United States, we may incur penalties and/or taxes to repatriate these funds.

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

U.S. privacy and data security laws apply to our various businesses. We also do business globally in countries that have more stringent data protection laws than those in the United States that may be inconsistent across jurisdictions and are subject to evolving and differing interpretations. Governments, privacy advocates and class action attorneys are increasingly scrutinizing how companies collect, process, use, store, share and transmit personal data. In Europe, the General Data Protection Regulation (GDPR) requires us to protect the privacy of certain personal data of European Union (EU) citizens. While we have implemented processes and controls to comply with GDPR requirements, we could incur significant fines, individual damages and reputational risks if our controls and processes are ineffective and we fail to comply.

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

•      changes in tariffs, trade agreements and other trade protection measures;

•      fluctuations in currency exchange rates;

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

Unanticipated changes in our tax position, the adoption of new tax legislation or exposure to additional tax liabilities could adversely affect our financial results.

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

As a result of the U.S. Tax Cuts and Jobs Act (U.S. Tax Reform) enacted in December 2017, we incurred a net estimated tax expense of $93.3 million due to the one-time mandatory transition tax on the deemed repatriation of undistributed foreign earnings and the re-measurement of U.S. deferred tax assets and liabilities. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Income taxes and Note 10 to the Consolidated Financial Statements of this Report for additional information.

We are exposed to intangible asset risk; our goodwill may become impaired.

We have recorded intangible assets, including goodwill, in connection with business acquisitions. We are required to assess goodwill and intangible assets for impairment at least on an annual basis and whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. A significant and sustained decline in our market capitalization could result in material charges in future periods that could be adverse to our operating results and financial position. As of December 31, 2018, we had $192.1 million in goodwill and $75.7 million of identifiable intangible assets. See Note 1(h) to the Consolidated Financial Statements in Item 8 of this Report.

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

In the past, we have been notified of claims relating to various matters including intellectual property rights, contractual matters, labor issues or other matters arising in the ordinary course of business. In the event of any such claim, we may be required to spend a significant amount of money and resources, even where the claim is without merit. Accordingly, the resolution of such disputes, even those encountered in the ordinary course of business, could have a material adverse effect on our business, consolidated financial conditions and results of operations. During the fourth quarter of 2018, we recognized $1.4 million related to a litigation arbitration decision against the Company. See Part I, Item 3. Legal Proceedings.

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

Our operations are subject to cyberattacks that could have a material adverse effect on our business.

We are increasingly dependent on digital technologies and services to conduct our business. We use these technologies for internal purposes, including data storage, processing and transmissions, as well as in our interactions with customers and suppliers. Examples of these digital technologies include ERP, shop floor control and other similar business applications, our global infrastructure and networks as well as external systems, analytics, automation, and cloud services. Digital technologies and services are subject to the risk of cyberattacks and, given the nature of such attacks, some incidents can remain undetected for a period of time despite our efforts to detect and respond to them in a timely manner. We routinely monitor our systems for cyber threats and have processes in place to detect and remediate vulnerabilities. Nevertheless, we have experienced occasional cyberattacks and attempted breaches over the past year, including phishing emails and other targeted attacks. We detected and remediated all of these incidents. No known leakage of financial, technical or customer data occurred and none of the incidents had a material adverse effect on our business, operations, reputation, or consolidated results of operations or consolidated financial condition.

If our systems for protecting against cybersecurity risks prove not to be sufficient, we could be adversely affected by, among other things: loss of or damage to intellectual property, proprietary or confidential information, or customer, supplier, or employee data; interruption of our business operations; and increased costs required to prevent, respond to, or mitigate cybersecurity attacks. These risks could harm our reputation and our relationships with customers, suppliers, employees and other third parties, and may result in claims against us. These risks could have a material adverse effect on our business, consolidated results of operations and consolidated financial condition.

Any delay in the upgrade of our information systems could disrupt our operations and cause unanticipated increases in our costs.

We are currently upgrading our enterprise resource planning system in our manufacturing facilities, which we anticipate taking several years. Failure to complete the upgrade could leave us with sites without the systems capabilities to flexibly support future customer requirements for manufacturing capabilities and data driven analytics, as well as result in unanticipated increases in costs.

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

Some of our facilities, including our corporate headquarters, are located in areas that may be impacted by hurricanes, earthquakes, water shortages, tsunamis, floods, typhoons, fires, extreme weather conditions and other natural or manmade disasters. For example, our facilities in Thailand experienced extensive flooding in 2011. Our insurance coverage for natural disasters is limited and is subject to deductibles and coverage limits. This coverage may not be adequate, or may not continue to be available at commercially reasonable rates and terms. See “We bear the risk of uninsured losses.”

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

As of December 31, 2018, our total outstanding debt (excluding unamortized debt issuance costs) was $150.0 million, all of which represented borrowings under our $150.0 million term loan facility (the Term Loan). Our level of indebtedness could have important consequences. For example, it could:

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

We have exposure to interest rate risk on our outstanding borrowings under our variable rate credit agreement. These borrowings’ interest rates are based on the spread, at our option, over the London interbank offered rate (LIBOR), the bank’s prime rate or the federal funds rate. We are also exposed to interest rate risk on our invested cash balances.

Changes in financial accounting standards or policies have affected, and in the future may affect, our reported financial condition or results of operations. Additionally, changes in securities laws and regulations could increase our operating costs.

We prepare our financial statements in conformity with U.S. GAAP. These principles are subject to interpretation by the Financial Accounting Standards Board (FASB), the American Institute of Certified Public Accountants, the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in these policies can have a significant effect on our reported results and may affect our reporting of transactions that are completed before a change is announced. Changes to those rules or questions as to how we interpret or implement them may have a material adverse effect on our reported financial results or on the way we conduct business. For example, in May 2014 the FASB issued a new standard (commonly referred to as ASC 606) which changed the way we recognize revenue and significantly expanded the disclosures requirements for revenue arrangements. We adopted the requirements of this new standard on January 1, 2018. Under ASC 606, we recognize revenue as the customer takes control of the products. Under the majority of our manufacturing contracts with customers, the customer controls all of the work-in-progress as products are being built. Revenues under these contracts are recognized progressively based on the cost-to-cost method. Accordingly, we now recognize revenue under these contracts earlier than under the previous accounting rules. In addition, in February 2016, the FASB established Topic 842, Leases, and issued a new accounting standards update which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The adoption of the standard will have a material effect on our financial statements. The most significant effects of adoption relate to (1) the recognition of new ROU assets and lease liabilities on the Company’s balance sheet for its real estate and equipment operating leases; and (2) providing significant new disclosures about our leasing activities beginning with the Quarterly Report on Form 10-Q for the first quarter of 2019. See Note 1(q) of the Notes to the Consolidated Financial Statements in Item 8 of this Report for additional information relating to our 2018 adoption of the new revenue recognition standard and our 2019 adoption of the new leases standard.

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

Corporate governance, public disclosure and compliance practices continue to evolve based upon government action and the policies of stockholder advisory groups. As a result, the number of rules and regulations applicable to us may increase, which would also increase our legal and financial compliance costs and the amount of time management must devote to compliance activities. For example, the Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions instituted to improve transparency and accountability concerning the supply of certain minerals originating from the Democratic Republic of Congo (DRC) and adjoining countries that are believed to benefit armed groups. These disclosure requirements may decrease the acceptable sources of supply of such minerals, increase their cost and disrupt our supply chain if we need to obtain components from different suppliers. Since we manufacture products containing such minerals for our customers, we are required to comply with these rules. The compliance process is time-consuming and costly. Failure to comply with applicable new regulations could result in additional costs (including fines and penalties) as well as affect our reputation. Increasing regulatory burdens could also make it more difficult for us to attract and retain members of our board of directors, particularly to serve on our audit committee, and executive officers in light of an increase in actual or perceived workload and liability for serving in such positions.

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

The following chart summarizes the approximate square footage of our principal manufacturing facilities by country:

Location	Sq. Ft.

United States:
Alabama	200,000
Arizona	199,000
California	388,000
Minnesota	453,000
New Hampshire	171,000
Texas	155,000
China	326,000
Malaysia	347,000
Mexico	728,000
Netherlands	159,000
Romania	131,000
Thailand	756,000
Total	4,013,000

Our principal manufacturing facilities consist of 1.9 million square feet in facilities that we own, with the remaining 2.1 million square feet in leased facilities whose terms expire between 2019 and 2028. We currently lease our corporate headquarters in Tempe, Arizona. This lease consists of approximately 64,000 square feet. We lease other facilities with a total of 67,000 square feet dedicated to engineering, sales and procurement services.

Item 3.  Legal Proceedings.

We are involved in various legal actions arising in the ordinary course of business. Information about our legal proceedings is included in Note 18 to the Consolidated Financial Statements in Item 8 of this Report and is incorporated by reference herein. Other than as described in Note 18, in the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position or results of operations.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Our common shares are listed on the New York Stock Exchange under the symbol “BHE.”

The last reported sale price of our common shares on February 27, 2019, as reported by the New York Stock Exchange, was $27.59. There were approximately 500 record holders of our common shares as of February 26, 2019. Because many of our common shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Dividends

We began declaring and paying quarterly dividends of $0.15 per share during the first quarter of 2018. During 2018, cash dividends paid totaled $21.0 million. The Board of Directors currently intends to continue paying quarterly dividends. However, the Company’s future dividend policy is subject to its compliance with applicable law, and depending on, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in the our debt agreements, and other factors that the Board of Directors may deem relevant. Dividend payments are not mandatory or guaranteed; there can be no assurance that we will continue to pay a dividend in the future.

Issuer Purchases of Equity Securities

The following table provides information about the Company’s repurchase of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the quarter ending December 31, 2018, at a total cost of $89.8 million:

(d)
Maximum
Number (or
			(c)	Approximate
			Total Number of	Dollar Value)
			Shares (or Units)	of Shares (or
			Purchased as	Units) that
	(a)		Part of	May Yet Be
	Total Number of	(b)	Publicly	Purchased
	Shares (or	Average Price	Announced	Under the
	Units)	Paid per Share	Plans or	Plans or
Period	Purchased(1)	(or Unit)(2)	Programs	Programs(3)
October 1 to 31, 2018	1,249,624	$23.71	1,249,624	$261.7 million
November 1 to 30, 2018	1,634,221	$23.70	1,634,221	$222.9 million
December 1 to 31, 2018	951,830	$22.44	951,830	$201.6 million
Total	3,835,675	$23.39	3,835,675

(1)   All share repurchases were made on the open market.

(2)    Average price paid per share is calculated on a settlement basis and excludes commissions.

(3)    On March 6, 2018, the Board of Directors approved an expanded stock repurchase authorization granting the Company authority to repurchase up to $250 million in common stock in addition to the $100 million previously approved on December 7, 2015. On October 26, 2018, the Board of Directors authorized the repurchase of an additional $100 million of the Company’s common stock. Net of shares repurchased to date, the total remaining authorization outstanding as of December 31, 2018 is $201.6 million. Stock purchases may be made in the open market, in privately negotiated transactions or block transactions, at the discretion of the Company’s management and as market conditions warrant. Purchases are funded from available cash and may be commenced, suspended or discontinued at any time without prior notice. Shares of stock repurchased under the program are retired.

During 2018, the Company repurchased a total of 8.2 million common shares for $211.9 million at an average price of $25.71 per share. Since 2014, the Company has repurchased a total of 16.1 million common shares for $395.3 million at an average price of $24.56 per share.

Performance Graph

The following graph compares the cumulative total shareholder return on our common shares for the five‑year period commencing December 31, 2013 and ending December 31, 2018, with the cumulative total return of the Standard & Poor’s 500 Stock Index (which does not include Benchmark), and the Peer Group Index, which is composed of Celestica Inc., Flex Ltd., Jabil Circuit, Inc., Plexus Corp and Sanmina Corporation. Dividend reinvestment has been assumed.

	Dec-13	Dec-14	Dec-15	Dec-16	Dec-17	Dec-18
Benchmark Electronics, Inc.	$100.00	$110.20	$89.60	$132.20	$126.10	$91.80
Peer Group	$100.00	$128.90	$126.60	$160.00	$179.80	$115.30
S&P 500	$100.00	$111.40	$110.60	$121.10	$144.70	$135.60

Item 6.  Selected Financial Data.

	Year Ended December 31,
(in thousands, except per share data)	2018	2017	2016	2015	2014
		(as adjusted)	(as adjusted)
Selected Statements of Income Data
Sales	$2,566,465	$2,454,479	$2,322,285	$2,540,873	$2,797,061
Cost of sales	2,345,872	2,228,559	2,107,600	2,321,619	2,576,745
Gross profit	220,593	225,920	214,685	219,254	220,316
Selling, general and administrative expenses	143,205	130,401	113,448	107,462	112,378
Amortization of intangible assets	9,485	10,065	11,838	4,962	3,781
Restructuring charges and other costs(1)	9,365	8,628	12,539	13,861	7,131
Other, net(2)	—	—	—	—	(3,118)
Income from operations	58,538	76,826	76,860	92,969	100,144
Interest expense	(10,473)	(9,405)	(9,304)	(2,996)	(1,890)
Interest income	6,848	5,370	2,136	1,207	2,048
Other expense	628	(1,786)	(282)	(1,141)	(1,673)
Income tax expense (benefit)(3)	32,724	102,906	5,477	(5,362)	17,388
Net income (loss)	$22,817	$(31,901)	$63,933	$95,401	$81,241

Earnings (loss) per share:(4)
Basic	$ 0.49	$ (0.64)	$ 1.30	$ 1.85	$ 1.52
Diluted	$ 0.49	$ (0.64)	$ 1.28	$ 1.83	$ 1.50

Weighted-average number of shares outstanding:
Basic	46,332	49,680	49,298	51,573	53,538
Diluted	46,655	49,680	49,825	52,088	54,222

	December 31,
(in thousands)	2018	2017	2016	2015	2014
		(as adjusted)	(as adjusted)	(as adjusted)
Selected Balance Sheet Data
Working capital	$866,391	$1,152,340	$1,133,043	$1,068,075	$1,019,538
Total assets	1,899,783	2,109,304	2,008,925	1,904,247	1,675,348
Total debt	154,070	211,680	223,648	235,193	9,521
Shareholders’ equity	$1,132,225	$1,339,138	$1,375,720	$1,332,273	$1,289,625

(1)       See Note 19 to the Consolidated Financial Statements for a discussion of the restructuring charges occurring in 2018, 2017 and 2016. Also during 2018 and 2017, we incurred $2.8 million and $3.7 million, respectively, in costs related to the relocation and transition of our corporate headquarters to Arizona. In 2018, we recognized $1.4 million related to a litigation arbitration decision against the Company. In 2016, we also recognized $4.3 million of costs in connection with a proxy contest relating to our 2016 annual shareholders meeting, $3.0 million in connection with the separation of our former Chief Executive Officer in September 2016 and $0.4 million in other charges. During 2015 and 2014, the Company recognized restructuring charges totaling $13.9 million and $7.1 million, respectively, related to reductions in workforce and the resizing and closure of certain facilities.

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

(3)       See Note 10 to the Consolidated Financial Statements for a discussion of income taxes. During the first quarter of 2018, we changed our historical repatriation strategy. We have historically asserted our intention to indefinitely reinvest undistributed foreign earnings. We no longer consider these earnings to be indefinitely reinvested in our foreign subsidiaries. As a result of this change in assertion for undistributed earnings prior to December 31, 2017, we recorded a $30.8 million deferred tax expense for foreign withholding tax from Asia and $9.4 million for deferred U.S. state income tax expense in the first quarter of 2018.  During the fourth quarter of 2018, we recorded estimated foreign tax credits totaling $9.2 million associated with the foreign withholding taxes. During the fourth quarter of 2017, the Company recorded the estimated impact of the U.S. Tax Reform totaling $97.7 million. During the fourth quarter of 2016, the Company reduced its unrecognized tax benefits reserve by $8.3 million (including penalties and interest). During the fourth quarter of 2015, the Company reduced its deferred tax valuation allowance by $19.5 million and reduced its unrecognized tax benefits reserve by $1.7 million.

(4)       See Note 1(i) to the Consolidated Financial Statements for the basis of computing earnings per share.

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

2018 HIGHLIGHTS

Sales for 2018 were $2.6 billion, a 5% increase from sales of $2.5 billion in 2017. During 2018, sales to customers in our various industry sectors fluctuated from 2017 as follows:

•       Industrials decreased by 1%,

•       A&D increased by 4%,

•       Medical increased by 5%,

•       Test & Instrumentation increased by 2%,

•       Computing increased by 7%, and

•       Telecommunications increased by 10%.

The overall revenue increase was driven by strong Telecommunications growth from increased demand from new and existing customers, Computing strength from enterprise storage programs, Medical growth from higher demand and program ramps from new and existing customers, and A&D growth primarily from defense programs.

Our sales depend on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, can adversely affect us. A substantial percentage of our sales are made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. Sales to our ten largest customers represented 44% and 46% of our sales in 2018 and 2017, respectively. In 2018, sales to International Business Machines Corporation (IBM) represented 13% of our sales. In 2017, sales to IBM and Applied Materials, Inc. represented 12% and 10%, respectively, of our sales.

As part of our ongoing process to review marginal and dilutive contracts, we have notified a long standing Computing customer that we will not renew in its current form a legacy contract that expires at the end of 2019.

During 2018, we incurred a $3.4 million charge for the write-down of inventory and a provision for accounts receivable associated with the insolvency of a customer. These charges increased cost of sales by $1.7 million and selling, general and administrative expenses by $1.7 million. In 2018, we also recovered $0.9 million of amounts written down in 2017 associated with the insolvency of another customer.

We experience fluctuations in gross profit from period to period. Different programs contribute different gross profits depending on the type of services involved, location of production, size of the program, complexity of the product and level of material costs associated with the various products. Moreover, new programs can contribute relatively less to our gross profit in their early stages when manufacturing volumes are usually lower, resulting in inefficiencies and unabsorbed manufacturing overhead costs. In addition, a number of our new and higher-volume programs remain subject to competitive constraints that can exert downward pressure on our margins. During periods of low production volume, we generally have idle capacity and reduced gross profit.

We have undertaken initiatives to restructure our business operations with the intention of improving utilization and reducing costs. During 2018, we recognized $5.2 million of restructuring charges  in connection with reductions in workforce of certain facilities primarily in the Americas. In addition, we incurred $2.8 million in costs related to the relocation and transition of our corporate headquarters to Arizona and $1.4 million related to a litigation arbitration decision against the Company.

RESULTS OF OPERATIONS

The following table presents the percentage relationship that certain items in our Consolidated Statements of Income bear to sales for the periods indicated. The financial information and the discussion below should be read in conjunction with the Consolidated Financial Statements and Notes thereto in Item 8 of this Report.

	Year ended December 31,
	2018	2017	2016
Sales	100.0%	100.0%	100.0%
Cost of sales	91.4	90.8	90.8
Gross profit	8.6	9.2	9.2
Selling, general and administrative expenses	5.6	5.3	4.9
Amortization of intangible assets	0.4	0.4	0.5
Restructuring charges and other costs	0.4	0.4	0.5
Income from operations	2.3	3.1	3.3
Other expense, net	(0.1)	(0.2)	(0.3)
Income before income taxes	2.2	2.9	3.0
Income tax expense	1.3	4.2	0.2
Net income (loss)	0.9%	(1.3)%	2.8%

2018 Compared With 2017

Sales

As noted above, sales increased 5% in 2018. The percentages of our sales by sector were as follows:

	2018	2017
Higher-Value Markets
Industrials	19%	20%
A&D	16	16
Medical	15	15
Test & instrumentation	14	14
	64	65
Traditional Markets
Computing	23	22
Telecommunications	13	13
	36	35
Total	100%	100%

Industrials. 2018 sales decreased 1% to $493.1 million from $496.4 million in 2017.

Aerospace and Defense. 2018 sales increased 4% to $406.4 million from $391.7 million in 2017 primarily due to increased demand from our defense customers.

Medical. 2018 sales increased 5% to $394.0 million from $373.8 million in 2017  from higher demand and program ramps from new and existing customers.

Test & Instrumentation. 2018 sales increased 2% to $355.0 million from $346.3 million in 2017. The increase reflected growth in our precision machining serving the semi-capital equipment market.

Computing. 2018 sales increased 7% to $580.8 million from $540.4 million in 2017. The increase is primarily due to increased strength from our existing enterprise storage customers.

Telecommunications. 2018 sales increased 10% to $337.2 million from $305.9 million in 2017. The increase is primarily due to increased demand from new and existing customers.

Our international operations are subject to the risks of doing business abroad. See Item 1A for factors pertaining to international sales, fluctuations in foreign currency exchange rates and a discussion of potential adverse effects in operating results associated with the risks of doing business abroad. During 2018 and 2017, 45% and 47%, respectively, of our sales were from international operations.

Gross Profit

Gross profit decreased 2% to $220.6 million for 2018 from $225.9 million in 2017. During 2018 and 2017, we incurred a $0.8 million and $1.0 million, respectively, in net charges for the write-down of inventory associated with the insolvency of two customers. Gross margin decreased to 8.6% in 2018 from 9.2% in 2017  primarily due to a higher mix of traditional market sales in 2018,which generally have lower margins.

Selling, General and Administrative Expenses

SG&A increased to $143.2 million in 2018 from $130.4 million in 2017.  During both 2018 and 2017, we had $1.7 million in charges for a provision to accounts receivable associated with the insolvency of two customers. Including this provision to accounts receivable, SG&A, as a percentage of sales, increased to 5.6% in 2018 from 5.3% in 2017. Excluding this provision to accounts receivable, SG&A as a percentage of sales increased to 5.5% in 2018 from 5.2% in 2017. The increase in SG&A is related primarily to increased variable and stock-based compensation and the investment in our sales and marketing organization.

Amortization of Intangible Assets

Amortization of intangible assets decreased to $9.5 million in 2018 from $10.1 million in 2017 due primarily to certain customer relationship intangible assets that became fully amortized.

Restructuring Charges and Other Costs

During 2018, we recognized $5.2 million of restructuring charges in connection with reductions in workforce of certain facilities primarily in the Americas. In addition, we incurred $2.8 million in costs related to the relocation and transition of our corporate headquarters to Arizona and $1.4 million related to a litigation arbitration decision against the Company. See Note 18 to the Consolidated Financial Statements in Item 8 of this Report for information about our legal proceedings. During 2017, we recognized $4.9 million of restructuring charges in connection with reductions in workforce of certain facilities primarily in the Americas and $3.7 million in costs related to the relocation and transition of our corporate headquarters to Arizona. See Note 19 to the Consolidated Financial Statements in Item 8 of this Report.

Interest Expense

Interest expense increased to $10.5 million during 2018 from $9.4 million in 2017 period due to a $2.0 million write-off  of deferred financing costs in connection with the refinancing of our credit facilities partially offset by lower outstanding debt levels.

Interest Income

Interest income increased to $6.8 million in 2018 from $5.4 million in 2017 due to investment of higher levels of available cash in interest bearing cash equivalents at higher interest rates.

Income Tax Expense.

Income tax expense of $32.7 million in 2018  represented a 58.9% effective tax rate for 2018, compared with $102.9 million for 2017 that represented an effective tax rate of 144.9%. In 2018, we changed our historical repatriation strategy. We have historically asserted our intention to indefinitely reinvest undistributed foreign earnings. We no longer consider these earnings to be indefinitely reinvested in our foreign subsidiaries. As a result of this change in assertion for undistributed earnings prior to December 31, 2017, we recorded a net tax expense of $21.6 million consisting of tax expense of $30.8 million relating to foreign withholding taxes from Asia and a net benefit of $9.2 million for U.S. foreign tax credits to offset the foreign taxes paid during 2018. In addition, we also have recorded applicable U.S state income tax expense net of federal benefits related to the cash repatriation. Also during 2018, we incurred a net $4.4 million benefit associated with finalizing the provisional impact of the U.S. Tax Reform as required by SAB 118. In 2017, we incurred a net estimated tax expense of $97.7 million due to the one-time mandatory transition tax on the deemed repatriation of undistributed foreign earnings and the re-measurement of U.S. deferred tax assets and liabilities as a result of the U.S. Tax Reform. Also during 2017, we recorded a $1.7 million excess tax benefit for stock based compensation. Excluding these tax items, the effective tax rate would have been 13.1% in 2018 compared to 9.6% in 2017, primarily due to the U.S. Tax Reform implementation of the Global Intangible Low Taxes Income (GILTI) tax provision effective January 1, 2018.

We have been granted certain tax incentives, including tax holidays, for our subsidiaries in China, Malaysia and Thailand that will expire at various dates, unless extended or otherwise renegotiated, through 2018 in China, 2021 in Malaysia, and 2028 in Thailand. We expect to submit an application for a new tax incentive in China during the second half of 2019. See Note 10 to the Consolidated Financial Statements in Item 8 of this Report.

Net Income (Loss)

We reported a net income of $22.8 million, or $0.49 per diluted share for 2018, compared with a net loss of $31.9 million, or $0.64 per diluted share, for 2017. The net increase of $70.2 million in 2018 is primarily the result of the tax expense related to the effects of the 2017 U.S. Tax Reform discussed above.

2017 Compared With 2016

Sales

Sales for 2017 were $2.5 billion, a 6% increase from sales of $2.3 billion in 2016. The percentages of our sales by sector were as follows:

	2017	2016
Higher-Value Markets
Industrials	20%	23%
A&D	16	16
Medical	15	15
Test & instrumentation	14	11
	65	65
Traditional Markets
Computing	22	19
Telecommunications	13	16
	35	35
Total	100%	100%

Industrials. 2017 sales decreased 9% to $496.4 million from $543.8 million in 2016 primarily as a result of softness across several of our top customers.

Aerospace and Defense. 2017 sales increased 6% to $391.7 million from $369.7 million in 2016 primarily due to increased demand from our defense customers.

Computing. 2017 sales increased 21% to $540.4 million from $447.2 million in 2016. The increase is primarily due to increased strength from our existing storage customers and new security programs.

Medical. 2017 sales increased 8% to $373.8 million from $346.0 million in 2016 from higher demand and program ramps from new and existing customers.

Test & Instrumentation. 2017 sales increased 42% to $346.3 million from $243.4 million in 2016. The increase reflected strong growth in our precision machining serving the semi-capital equipment market.

Telecommunications. 2017 sales decreased 18% to $305.9 million from $372.2 million in 2016. The decrease is primarily due to sales from new programs not offsetting lower demand from our existing customer base.

During 2017 and 2016, 47% and 45%, respectively, of our sales were from international operations.

Gross Profit

Gross profit increased 5% to $225.9 million for 2017 from $214.7 million in 2016. During 2017, we incurred a $1.0 million charge for the write-down of inventory associated with the insolvency of a customer. Gross margin was 9.2% in both 2017 and 2016.

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

Income Tax Expense

Income tax expense of $102.9 million in 2017 represented a 144.9% effective tax rate for 2017, compared with $5.5 million for 2016 that represented an effective tax rate of 7.9%. In 2017, we incurred a net estimated tax expense of $97.7 million due to the one-time mandatory transition tax on the deemed repatriation of undistributed foreign earnings and the re-measurement of U.S. deferred tax assets and liabilities as a result of the U.S. Tax Reform. Also during 2017, we recorded a $1.7 million excess tax benefit for stock based compensation. In 2016, we recorded the reversal of uncertain tax benefits of $8.3 million relating to the expiration of the statute of limitations for a liquidated foreign subsidiary. Excluding these tax items, the effective tax rate would have been 9.6% in 2017 compared to 19.8% in 2016. The decrease in the effective tax rate results primarily from a taxable loss in the U.S. and higher taxable income in geographies with lower tax rates.

Net Income (Loss)

We reported a net loss of $31.9 million, or $0.64 per diluted share, for 2017, compared with net income of $63.9 million, or $1.28 per diluted share for 2016. The net decrease of $95.8 million in 2017 is primarily the result of the tax expense related to the effects of the 2017 U.S. Tax Reform discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our organic growth and operations through funds generated from operations and occasional borrowings under our revolving credit facility. Cash and cash equivalents totaled $458.1 million at December 31, 2018 and $742.5 million at December 31, 2017, of which $154.4 million and $673.4 million, respectively, were held outside the U.S. in various foreign subsidiaries. During 2018, we repatriated $560.6 million of foreign earnings to the U.S.

Cash provided by operating activities was $76.7 million in 2018. The cash provided by operations during 2018 consisted primarily of $22.8 million of net income, adjusted for $51.8 million of depreciation and amortization, a $34.0 million increase in accounts receivable, a $43.3 million increase in inventories, a $23.8 million decrease in income tax liabilities, net and a $61.4 million increase in accounts payable. The increase in accounts payable was a result of the timing of payments. Working capital was $0.9 billion at December 31, 2018 and $1.2 billion at December 31, 2017.

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

Cash used in investing activities was $68.8 million in 2018 primarily due to purchases of additional property, plant and equipment totaling $62.8 million. The purchases of property, plant and equipment were primarily for machinery and equipment in the Americas and Asia.

Cash used in financing activities was $291.0 million in 2018. Share repurchases totaled $211.9 million, net principal payments on long-term debt totaled $58.0 million, dividends paid totaled $21.0 million, and we received $3.6 million from the exercise of stock options.

Under the terms of our $650.0 million Credit Agreement, in addition to the Term Loan facility, we have a $500.0 million five-year revolving credit facility to be used for general corporate purposes, both with a maturity date of July 20, 2023. The Credit Agreement includes an accordion feature pursuant to which total commitments under the facility may be increased by an additional $275.0 million, subject to satisfaction of certain conditions. As of December 31, 2018, we had $150.0 million in borrowings outstanding under the Term Loan facility and $2.8 million in letters of credit outstanding under our revolving credit facility. During 2018, the Company borrowed and repaid $50.0 million under the revolving credit facility. $497.2 million remains available for future borrowings under the revolving credit facility. See Note 7 to the Consolidated Financial Statements in Item 8 of this Report for more information regarding the terms of the Credit Agreement.

The Credit Agreement contains certain financial covenants as to interest coverage and debt leverage, and certain customary affirmative and negative covenants, including restrictions on our ability to incur additional debt and liens, pay dividends, repurchase shares, sell assets and merge or consolidate with other persons. Amounts due under the Credit Agreement could be accelerated upon specified events of default, including a failure to pay amounts due, breach of a covenant, material inaccuracy of a representation, or occurrence of bankruptcy or insolvency, subject, in some cases, to cure periods. As of December 31, 2018, we were in compliance with all of these covenants and restrictions.

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

As of December 31, 2018, we had cash and cash equivalents totaling $458.1 million and $497.2 million available for borrowings under the Credit Agreement. During the next 12 months, we believe our capital expenditures will approximate $40 to $50 million, principally for machinery and equipment to support our ongoing business around the globe.

On March 6, 2018, our Board of Directors approved an expanded stock repurchase program granting us the authority to repurchase up to $250 million in common stock in addition to the $100 million approved on December 7, 2015. On October 26, 2018, the Board of Directors authorized an additional $100 million shares for repurchase above our existing program. As of December 31, 2018, we had $201.6 million remaining under the share repurchase authorization to purchase additional shares. We are under no commitment or obligation to repurchase any particular amount of common stock.

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

Inventory Obsolescence

We purchase inventory based on forecasted demand and record inventory at the lower of cost or net realizable value. We write down inventory for estimated obsolescence, as necessary, in an amount equal to the difference between the cost of inventory and estimated market value based on assumptions of future demands and market conditions. We evaluate our inventory on a quarterly basis based on current and forecasted usage and the latest forecasts of product demand and production requirements from our customers. Customers frequently make changes to their forecasts, which requires us to make changes to our inventory purchases, commitments, and production scheduling and may require us to cancel open purchase commitments with our vendors. This process may lead to on-hand inventory quantities and on-order purchase commitments that exceed our customers’ revised needs, or parts that become obsolete before use in production. We write down excess and obsolete inventory when we determine that our customers are not responsible for it, or if we believe our customers will be unable to fulfill their obligation to ultimately purchase it. If actual market conditions are less favorable than those we projected, additional inventory write-downs may be required.

Income Taxes

We estimate our income tax provision in each of the jurisdictions where we operate, including estimating exposures related to uncertain tax positions. We must also make judgments regarding the ability to realize our deferred tax assets. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. Our valuation allowance as of December 31, 2018 of $13.7 million primarily relates to deferred tax assets from our foreign net operating loss tax carryforwards of $10.3 million.

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

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), which provides guidance on accounting for the tax effects of the U.S. Tax Reform. SAB 118 provided a measurement period that would not extend beyond one year from the U.S. Tax Reform enactment date for companies to complete their accounting of the impact on income taxes. Until the accounting was complete, companies could record provisional estimates. As a result of the U.S. Tax Reform, we recorded provisional amounts in relation to the accounting of the transition tax in 2017. We have finalized our accounting for SAB 118 as of December 31, 2018 within the measurement period. See Note 10 to the Consolidated Financial Statements in Item 8 of this Report.

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

Goodwill is tested for impairment on an annual basis, at a minimum, and whenever events and circumstances indicate that the carrying amount may be impaired. Circumstances that may lead to impairment include unforeseen decreases in future performance or industry demand or the restructuring of our operations as a result of a change in our business strategy. We perform a qualitative assessment to determine if goodwill is potentially impaired. If the qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if we elect not to perform a qualitative assessment, then we would be required to perform a quantitative impairment test for goodwill. This two-step process involves determining the fair values of the reporting units and comparing those fair values to the carrying values, including goodwill, of the reporting unit. An impairment loss would be recognized to the extent that the carrying amount exceeds the asset’s fair value. For purposes of performing our goodwill impairment assessment, our reporting units are the same as our operating segments as defined in Note 15 to the Consolidated Financial Statements in Item 8 of this Report. As of December 31, 2018 and 2017, we had goodwill of approximately $192.1 million and $191.6 million, respectively, associated with our Americas and Asia business segments.

Based on our qualitative assessments of goodwill as of December 31, 2018, 2017 and 2016, we concluded that it was more likely than not that the fair value of our Americas and Asia business segments were greater than their carrying amounts, and therefore no further testing was required.

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

CONTRACTUAL OBLIGATIONS

We have certain contractual obligations that extend beyond 2019 under lease obligations and debt arrangements. Non-cancelable purchase commitments do not typically extend beyond the normal lead-time of several weeks. Purchase orders beyond this time frame are typically cancelable. We do not use off-balance sheet financing techniques other than traditional operating leases, and we have not guaranteed the obligations of any entity that is not one of our wholly owned subsidiaries. The total contractual cash obligations in existence at December 31, 2018 due pursuant to contractual commitments are:

	Payments due by period

		Less than	1-3	3-5	More than
(in thousands)	Total	1 year	years	years	5 years

Operating lease obligations	$110,217	$15,272	$26,721	$20,356	$47,868
Capital lease obligations	7,661	1,746	3,597	2,318	—
Long-term debt obligations	150,000	5,625	15,000	129,375	—
Deemed repatriation tax (1)	63,847	5,471	12,878	18,512	26,986

Total obligations	$331,725	$28,114	$58,196	$170,561	$74,854

(1)  U.S federal income tax on deemed mandatory repatriation is payable over 7 years pursuant to the U.S. Tax Reform. See Note 10 to the Consolidated Financial Statements in Item 8 of this Report.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2018, we did not have any significant off-balance sheet arrangements. See Note 12 to the Consolidated Financial Statements in Item 8 of this Report.

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

We transact business in various foreign countries and are subject to foreign currency fluctuation risks. We use natural hedging and forward contracts to economically hedge transactional exposure primarily associated with trade accounts receivable, other receivables and trade accounts payable that are denominated in a currency other than the functional currency of the respective operating entity. We do not use derivative financial instruments for speculative purposes. The forward contract in place as of December 31, 2018 has not been designated as an accounting hedge and, therefore, changes in fair value are recorded within our Consolidated Statements of Income.

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

We are also exposed to interest rate risk on borrowings under our Credit Agreement. As of December 31, 2018, we had $150.0 million outstanding on the floating rate term loan facility, and we have an interest rate swap agreement with a notional amount of $150.0 million. Under this swap agreement, we receive variable rate interest rate payments and pay fixed rate interest payments. The effect of this swap is to convert a portion of our floating rate interest expense to fixed interest rate expense. The interest rate swap is designated as a cash flow hedge.

For additional information, see Note 12 to the Notes to Consolidated Financial Statements in Item 8 of this Report.

Item 8.  Financial Statements and Supplementary Data.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
(in thousands, except par value)	2018	2017
		(as adjusted)
Assets
Current assets:
Cash and cash equivalents	$458,102	$742,546
Accounts receivable, net of allowance for doubtful accounts of $1,733
and $105, respectively	468,161	436,560
Contract assets	140,082	146,496
Inventories	309,975	268,917
Prepaid expenses and other assets	27,024	36,018
Income taxes receivable	206	120
Total current assets	1,403,550	1,630,657
Property, plant and equipment, net	210,954	186,473
Goodwill	192,116	191,616
Deferred income taxes	2,478	4,034
Other, net	90,685	96,524
	$1,899,783	$2,109,304

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt and capital lease obligations	$6,793	$18,274
Accounts payable	422,053	362,701
Income taxes payable	10,435	11,663
Accrued liabilities	97,878	85,679
Total current liabilities	537,159	478,317
Long-term debt and capital lease obligations, less current installments	147,277	193,406
Other long-term liabilities	68,799	89,749
Deferred income taxes	14,323	8,694
Shareholders’ equity:
Preferred stock, $0.10 par value; 5,000 shares authorized, none issued	—	—
Common stock, $0.10 par value; 145,000 shares authorized;
issued and outstanding – 41,357 and 49,143, respectively	4,136	4,914
Additional paid-in capital	554,939	634,192
Retained earnings	584,274	708,181
Accumulated other comprehensive loss	(11,124)	(8,149)
Total shareholders’ equity	1,132,225	1,339,138
Commitments and contingencies
	$1,899,783	$2,109,304

See accompanying notes to consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Consolidated Statements of Income (Loss)

	Year ended December 31,
(in thousands, except per share data)	2018	2017	2016
		(as adjusted)	(as adjusted)
Sales	$2,566,465	$2,454,479	$2,322,285
Cost of sales	2,345,872	2,228,559	2,107,600
Gross profit	220,593	225,920	214,685
Selling, general and administrative expenses	143,205	130,401	113,448
Amortization of intangible assets	9,485	10,065	11,838
Restructuring charges and other costs	9,365	8,628	12,539
Income from operations	58,538	76,826	76,860
Interest expense	(10,473)	(9,405)	(9,304)
Interest income	6,848	5,370	2,136
Other income (expense)	628	(1,786)	(282)
Income before income taxes	55,541	71,005	69,410
Income tax expense	32,724	102,906	5,477
Net income (loss)	$22,817	$(31,901)	$63,933

Earnings (loss) per share:
Basic	$ 0.49	$ (0.64)	$ 1.30
Diluted	$ 0.49	$ (0.64)	$ 1.28

Weighted-average number of shares outstanding:
Basic	46,332	49,680	49,298
Diluted	46,655	49,680	49,825

See accompanying notes to consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)

	Year ended December 31,
(in thousands)	2018	2017	2016
		(as adjusted)	(as adjusted)
Net income (loss)	$22,817	$(31,901)	$63,933
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,273)	4,977	(1,465)
Unrealized gain on investments, net of tax	41	33	21
Unrealized gain (loss) on derivative, net of tax	(1,362)	1,192	286
Other	619	(175)	(2)
Other comprehensive gain (loss)	(2,975)	6,027	(1,160)
Comprehensive income (loss)	$19,842	$(25,874)	$62,773

See accompanying notes to consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity

					Accumulated
			Additional		other	Total
		Common	paid-in	Retained	comprehensive	shareholders’
(in thousands)	Shares	stock	capital	earnings	loss	equity

Balances, December 31, 2015 (as adjusted)	50,178	$ 5,018	$ 624,997	$ 715,274	$ (13,016)	$ 1,332,273
Stock-based compensation expense	—	—	5,322	—	—	5,322
Shares repurchased and retired	(1,959)	(196)	(21,396)	(20,337)	—	(41,929)
Stock options exercised	928	93	18,732	—	—	18,825
Vesting of restricted stock units, net
of restricted share forfeitures	209	21	(21)	—	—	—
Shares withheld for taxes	(26)	(3)	(565)	—	—	(568)
Excess tax shortfall of
stock-based compensation	—	—	(976)	—	—	(976)
Net income	—	—	—	63,933	—	63,933
Other comprehensive loss	—	—	—	—	(1,160)	(1,160)
Balances, December 31, 2016 (as adjusted)	49,330	4,933	626,093	758,870	(14,176)	1,375,720
Cumulative effect of accounting change	—	—	213	(213)	—	—
Stock-based compensation expense	—	—	7,815	—	—	7,815
Shares repurchased and retired	(963)	(97)	(10,676)	(18,575)	—	(29,348)
Stock options exercised	582	58	11,150	—	—	11,208
Vesting of restricted stock units, net
of restricted share forfeitures	206	21	(21)	—	—	—
Shares withheld for taxes	(12)	(1)	(382)	—	—	(383)
Net loss	—	—	—	(31,901)	—	(31,901)
Other comprehensive income	—	—	—	—	6,027	6,027
Balances, December 31, 2017 (as adjusted)	49,143	4,914	634,192	708,181	(8,149)	1,339,138
Stock-based compensation expense	—	—	10,089	—	—	10,089
Shares repurchased and retired	(8,236)	(823)	(91,520)	(119,515)	—	(211,858)
Stock options exercised	200	20	3,611	—	—	3,631
Vesting of restricted stock units	306	31	(31)	—	—	—
Shares withheld for taxes	(56)	(6)	(1,402)	—	—	(1,408)
Dividends declared	—	—	—	(27,209)	—	(27,209)
Net income	—	—	—	22,817	—	22,817
Other comprehensive loss	—	—	—	—	(2,975)	(2,975)
Balances, December 31, 2018	41,357	$ 4,136	$ 554,939	$ 584,274	$ (11,124)	$ 1,132,225

See accompanying notes to consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2018	2017	2016
		(as adjusted)	(as adjusted)
Cash flows from operating activities:
Net income (loss)	$22,817	$(31,901)	$63,933
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	38,439	36,668	41,398
Amortization	13,400	12,004	13,741
Provision for doubtful accounts	1,712	1,697	—
Deferred income taxes	7,628	7,422	8,390
Asset impairments	96	42	142
Gain on the sale of property, plant and equipment	(262)	(202)	(224)
Stock-based compensation expense	10,089	7,815	5,322
Excess tax benefits from stock-based compensation	—	—	(663)
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts receivable	(33,952)	4,657	37,573
Contract assets	6,414	9,710	(10,931)
Inventories	(43,264)	(24,570)	38,397
Prepaid expenses and other assets	10,238	(7,812)	2,207
Accounts payable	61,391	29,542	76,039
Accrued liabilities	5,778	13,519	(28)
Income taxes	(23,837)	87,251	(2,208)
Net cash provided by operations	76,687	145,842	273,088
Cash flows from investing activities:
Proceeds from sales of investments at par	522	250	200
Additions to property, plant and equipment	(62,808)	(50,786)	(30,478)
Proceeds from the sale of property, plant and equipment	239	280	357
Additions to purchased software	(3,924)	(3,720)	(1,856)
Business acquisitions, net of cash acquired	(2,731)	—	10,750
Other	(147)	(2,145)	(218)
Net cash used in investing activities	(68,849)	(56,121)	(21,245)
Cash flows from financing activities:
Proceeds from stock options exercised	3,631	11,208	18,825
Excess tax benefits from stock-based compensation	—	—	663
Employee taxes paid for shares withheld	(1,408)	(383)	(568)
Dividends paid	(21,005)	—	—
Borrowings under credit agreement	50,000	100,000	25,000
Principal payments on long-term debt and capital lease obligations	(108,024)	(112,396)	(37,301)
Share repurchases	(211,858)	(29,348)	(41,929)
Debt issuance costs	(2,303)	(433)	—
Net cash used in financing activities	(290,967)	(31,352)	(35,310)
Effect of exchange rate changes	(1,315)	2,744	(1,095)
Net increase (decrease) in cash and cash equivalents	(284,444)	61,113	215,438
Cash and cash equivalents at beginning of year	742,546	681,433	465,995
Cash and cash equivalents at end of year	$458,102	$742,546	$681,433

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

Effective January 1, 2018, the Company adopted the requirements of a new accounting standard related to revenue recognition as discussed in Note 1(q). All amounts and disclosures set forth in this Form 10-K have been updated to comply with the new standard, as indicated by the “as adjusted” column heading.

(c) Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity at the date of purchase of three months or less to be cash equivalents. Cash equivalents of $265.4 million and $581.4 million at December 31, 2018 and 2017, respectively, consisted primarily of money-market funds and time deposits with an initial term of less than three months.

(d) Allowance for Doubtful Accounts

Accounts receivable are recorded net of allowances for amounts not expected to be collected. In estimating the allowance, management considers a specific customer’s financial condition, payment history, and various information or disclosures by the customer or other publicly available information. Accounts receivable are charged against the allowance after all reasonable efforts to collect the full amount (including litigation, where appropriate) have been exhausted. During both the third quarter of 2018 and the first quarter of 2017, the Company recorded $1.7 million in charges for a provision to accounts receivable associated with the insolvency of two customers.

(e) Inventories

Inventories include material, labor and overhead and are stated at the lower of cost (principally first-in, first-out method) or net realizable value.

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

(g) Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over fair value of net assets acquired. Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead assessed for impairment at least annually. Intangible assets, including those acquired in a business combination, with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values.

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

Goodwill is tested for impairment on an annual basis, during the fourth quarter, and whenever events and changes in circumstances suggest that the carrying amount may be impaired. Circumstances that may lead to the impairment of goodwill include unforeseen decreases in future performance or industry demand or the restructuring of our operations as a result of a change in our business strategy. A qualitative assessment is allowed to determine if goodwill is potentially impaired. Based on this qualitative assessment, if the Company determines that it is more likely than not that the reporting unit’s fair value is less than its carrying value, then it performs a two-step goodwill impairment test, otherwise no further analysis is required. In connection with its annual qualitative goodwill impairment assessments as of December 31, 2018, 2017 and 2016, the Company concluded that goodwill was not impaired.

(i) Earnings (Loss) Per Share

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

The following table sets forth the calculation of basic and diluted earnings (loss) per share.

	Year Ended December 31,
(in thousands, except per share data)	2018	2017	2016
		(as adjusted)
Net income (loss)	$22,817	$(31,901)	$63,933

Denominator for basic earnings per share – weighted-average number of
common shares outstanding during the period	46,332	49,680	49,298
Incremental common shares attributable to exercise of dilutive options	104	—	313
Incremental common shares attributable to outstanding
restricted stock units	219	—	214
Denominator for diluted earnings per share	46,655	49,680	49,825
Basic earnings (loss) per share	$ 0.49	$ (0.64)	$ 1.30
Diluted earnings (loss) per share	$ 0.49	$ (0.64)	$ 1.28

Potentially dilutive securities totaling 0.6 million common shares in 2017 were not included in the computation of diluted loss per share because their effect would have decreased the loss per share. Options to purchase 0.4 million common shares in 2016 were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

(j) Revenue Recognition

The Company recognizes revenue as the customer takes control of the manufactured products built to customer specifications. Under the majority of the Company’s manufacturing contracts with customers, the customer controls all of the work-in-progress as products are being built. Revenues under these contracts are recognized over time based on the cost-to-cost method. Under other manufacturing contracts, the customer does not take control of the product until it is completed. Under these contracts, the Company continues to recognize revenue upon transfer of control of product to the customer, which is generally when the goods are shipped. Revenue from design, development and engineering services also continues to be recognized over time as the services are performed.

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

(l) Stock-Based Compensation

All share-based payments to employees, including grants of employee stock options (which have not been awarded since 2015), are recognized in the financial statements based on their grant date fair values. The total compensation cost recognized for stock-based awards was $10.1 million, $7.8 million and $5.3 million for 2018, 2017 and 2016, respectively. The total income tax benefit recognized in the income statement for stock-based awards was $2.4 million, $2.8 million and $1.1 million for 2018, 2017 and 2016, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. Awards of restricted stock units and performance-based restricted stock units are valued at the closing market price of the Company’s common stock on the date of grant. For performance-based restricted stock units, compensation expense is based on the probability that the performance goals will be achieved, which is monitored by management throughout the requisite service period. When it becomes probable, based on the Company’s expectation of performance during the measurement period, that more or less than the previous estimate of the awarded shares will vest, an adjustment to stock-based compensation expense is recognized as a change in accounting estimate.

As of December 31, 2018, the unrecognized compensation cost and remaining weighted-average amortization related to stock-based awards were as follows:

Performance-
based
		Restricted	Restricted
	Stock	Stock	Stock
(in thousands)	Options	Units	Units(1)
Unrecognized compensation cost	$ 44	$ 12,738	$ 2,461
Remaining weighted-average amortization period	0.2 years	2.4 years	1.2 years

(1) Based on the probable achievement of the performance goals identified in each award.

The total cash received as a result of stock option exercises in 2018, 2017 and 2016 was approximately $3.6 million, $11.2 million and $18.8 million, respectively. The actual tax benefit realized as a result of stock option exercises and the vesting of other share-based awards during 2018, 2017 and 2016 was $2.5 million, $5.0 million and $3.7 million, respectively. For 2018, 2017 and 2016, the total intrinsic value of stock options exercised was $2.3 million, $7.7 million and $5.1 million, respectively.

The Company awarded performance-based restricted stock units to employees during 2018, 2017 and 2016. The number of performance-based restricted stock units that will ultimately be earned will not be determined until the end of the corresponding performance periods, and may vary from as low as zero to as high as 2.5 times the target number depending on the level of achievement of certain performance goals. The level of achievement of these goals is based upon the financial results of the Company for the last full calendar year within the performance period. The performance goals consist of certain levels of achievement using the following financial metrics: revenue growth, operating margin expansion, and return on invested capital. If the performance goals are not met based on the Company’s financial results, the applicable performance-based restricted stock units will not vest and will be forfeited. Shares subject to forfeited performance-based restricted stock units will be available for issuance under the Company’s 2010 Omnibus Incentive Compensation Plan (the 2010 Plan).

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

The Company’s financial instruments include cash equivalents, accounts and other receivables, accounts payable, accrued liabilities and long-term debt and capital lease obligations. The Company believes that the carrying values of these instruments approximate their fair value. As of December 31, 2018, all of the Company’s long-term investments and derivative instruments were recorded at fair value using Level 3 inputs. See Note 12.

(o) Foreign Currency

For foreign subsidiaries using the local currency as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expenses are translated at average exchange rates. The effects of these translation adjustments are reported in other comprehensive income. Exchange losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in other expense and totaled approximately $1.0 million, $2.1 million and $0.5 million in 2018, 2017 and 2016, respectively. These amounts include the amount of gain (loss) recognized in income due to forward currency exchange contracts.

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

Previously, the Company recognized revenue from the sale of manufactured products built to customer specifications and other inventory when title and risk of ownership passed, the price to the buyer was fixed or determinable and recoverability was reasonably assured, which was generally when the goods were shipped. Under ASC 606, the Company recognizes revenue as the customer takes control of the products. Under the majority of the Company’s manufacturing contracts with customers, the customer controls all of the work-in-progress as products are being built. Revenues under these contracts are recognized progressively based on the cost-to-cost method. Accordingly, the Company will recognize revenue under these contracts earlier than under the previous accounting rules.

The following tables summarize the impacts of ASC 606 adoption on the Company’s 2017 and 2016 consolidated financial statements.

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

Consolidated Statement of Income
Year Ended December 31, 2017

	Impact of changes in accounting policies
	As previously
(in thousands, except per share data)	reported	Adjustments	As adjusted

Sales	$2,466,811	$(12,332)	$2,454,479
Cost of sales	2,239,114	(10,555)	2,228,559
Income tax expense	104,747	(1,841)	102,906
Net loss	$(31,965)	$64	$(31,901)

Earnings (loss) per share:
Basic	$(0.64)	$—	$(0.64)
Diluted	$(0.64)	$—	$(0.64)

Weighted-average number of shares outstanding:
Basic	49,680	49,680	49,680
Diluted	49,680	49,680	49,680

Consolidated Statement of Income
Year Ended December 31, 2016

	Impact of changes in accounting policies
	As previously
(in thousands, except per share data)	reported	Adjustments	As adjusted

Sales	$2,310,415	$11,870	$2,322,285
Cost of sales	2,096,952	10,648	2,107,600
Income tax expense	4,141	1,336	5,477
Net income	$64,047	$(114)	$63,933

Earnings per share:
Basic	$1.30	$—	$1.30
Diluted	$1.29	$(0.01)	$1.28

Weighted-average number of shares outstanding:
Basic	49,298	49,298	49,298
Diluted	49,825	49,825	49,825

Consolidated Statement of Cash Flows
Year Ended December 31, 2017

	Impact of changes in accounting policies
	As previously
(in thousands)	reported	Adjustments	As adjusted

Net loss	$(31,965)	$64	$(31,901)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation	36,668	—	36,668
Amortization	12,004	—	12,004
Provision for doubtful accounts	1,697	—	1,697
Deferred income taxes	9,262	(1,840)	7,422
Gain on the sale of property, plant and equipment	(202)	—	(202)
Asset impairments	42	—	42
Stock-based compensation expense	7,815	—	7,815
Changes in operating assets and liabilities:
Accounts receivable	4,657	—	4,657
Contract assets	—	9,710	9,710
Inventories	(14,015)	(10,555)	(24,570)
Prepaid expenses and other assets	(10,434)	2,622	(7,812)
Accounts payable	29,542	—	29,542
Accrued liabilities	13,519	—	13,519
Income taxes	87,252	(1)	87,251
Net cash provided by operations	145,842	—	145,842

Net cash used in investing activities	(56,121)	—	(56,121)

Net cash used in financing activities	(31,352)	—	(31,352)
Effect of exchange rate changes	2,744	—	2,744
Net increase in cash and cash equivalents	61,113	—	61,113
Cash and cash equivalents at beginning of year	681,433	—	681,433
Cash and cash equivalents at end of period	$742,546	$—	$742,546

Consolidated Statement of Cash Flows
Year Ended December 31, 2016

	Impact of changes in accounting policies
	As previously
(in thousands)	reported	Adjustments	As adjusted

Net income	$64,047	$(114)	$63,933
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	41,398	—	41,398
Amortization	13,741	—	13,741
Deferred income taxes	7,055	1,335	8,390
Gain on the sale of property, plant and equipment	(224)	—	(224)
Asset impairments	142	—	142
Stock-based compensation expense	5,322	—	5,322
Excess tax benefits from stock-based compensation	(663)	—	(663)
Changes in operating assets and liabilities:
Accounts receivable	37,573	—	37,573
Contract assets	—	(10,931)	(10,931)
Inventories	27,749	10,648	38,397
Prepaid expenses and other assets	3,147	(940)	2,207
Accounts payable	76,039	—	76,039
Accrued liabilities	(28)	—	(28)
Income taxes	(2,210)	2	(2,208)
Net cash provided by operations	273,088	—	273,088

Net cash used in investing activities	(21,245)	—	(21,245)

Net cash used in financing activities	(35,310)	—	(35,310)
Effect of exchange rate changes	(1,095)	—	(1,095)
Net increase in cash and cash equivalents	215,438	—	215,438
Cash and cash equivalents at beginning of year	465,995	—	465,995
Cash and cash equivalents at end of period	$681,433	$—	$681,433

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

In February 2016, the FASB established Topic 842, Leases, and issued a new accounting standards update (ASU) No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

The Company adopted the new standard on its effective date of January 1, 2019 using the effective date as our date of initial application under the modified retrospective transition approach. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. The new standard provides a number of optional practical expedients in transition. Management elected the ‘package of practical expedients’, which permits the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. Management does not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to the Company. Management elected all of the new standard’s available transition practical expedients.

The Company has completed its preliminary assessment of adopting ASC 842 as of January 1, 2019.  The adoption of the standard will have a material effect on its financial statements. The most significant effects of adoption relate to (1) the recognition of new ROU assets and lease liabilities on the Company’s balance sheet for its real estate and equipment operating leases;  and (2) providing significant new disclosures about our leasing activities beginning with the Quarterly Report on Form 10-Q for the first quarter of 2019. Management does not expect a significant change in the Company’s leasing activities as a result of the adoption.

On adoption, the Company expects to recognize additional operating liabilities in the range of approximately $85 million to $90 million, with corresponding ROU assets based on the present value of the remaining expected rental payments.

The new standard also provides practical expedients for an entity’s ongoing accounting. Management currently expects to elect the short-term lease recognition exemption for all of the Company’s leases that qualify. This means, for those leases that qualify, the Company will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. The Company also expects to elect the practical expedient to not separate lease and non-lease components for all of its leases other than leases of real estate.

The Company has determined that other recently issued accounting standards will either have no material impact on its consolidated financial position, results of operations or cash flows, or will not apply to its operations.

Note 2—Acquisition

During 2018, the Company completed an individually immaterial business acquisition for $2.7 million. The preliminary allocation of the net purchase price resulted in $0.5 million of goodwill. The goodwill recognized in connection with the acquisition represents the future economic benefit arising from assets acquired that could not be individually identified and separately recognized, and is attributable to the general reputation, acquisition synergies and expected future cash flows of the acquisition.

Note 3 – Contract Assets

As of December 31, 2018 and 2017, the Company had $140.1 million and $146.5 million, respectively, in contract receivables from contracts with customers. The contract receivables primarily relate to the Company’s right to consideration for work completed but not billed at the reporting date. The contract receivables are transferred to accounts receivable when the rights become unconditional.

Significant changes in the contract asset balance during the period are as follows:

	December 31,
(in thousands)	2018	2017
Beginning balance as of December 31, 2017	$146,496	$156,206
Revenue recognized	2,387,333	2,291,046
Amounts collected or invoiced	(2,393,747)	(2,300,756)
Ending balance as of December 31, 2018	$140,082	$146,496

Note 4—Inventories

Inventory costs are summarized as follows:

	December 31,
(in thousands)	2018	2017
		(as adjusted)
Raw materials	$300,439	$258,228
Work in process	7,321	8,600
Finished goods	2,215	2,089
	$309,975	$268,917

Note 5—Property, Plant and Equipment

Property, plant and equipment consists of the following:

	December 31,
(in thousands)	2018	2017
Land	$6,169	$6,169
Buildings and building improvements	97,103	90,577
Machinery and equipment	514,450	476,466
Furniture and fixtures	9,343	8,468
Vehicles	1,341	1,244
Leasehold improvements	30,122	25,153
Construction in progress	13,134	10,439
	671,662	618,516
Less accumulated depreciation	(460,708)	(432,043)
	$210,954	$186,473

Note 6—Goodwill and Other Intangible Assets

The changes each year in goodwill allocated to the Company’s reportable segments were as follows:

(in thousands)	Americas	Asia	Total
Goodwill as of December 31, 2015	$161,188	$38,102	$199,290
Purchase accounting adjustments	(7,674)	—	(7,674)
Goodwill as of December 31, 2016	153,514	38,102	191,616
Goodwill as of December 31, 2017	$153,514	$38,102	$191,616
Acquisition	500	—	500
Goodwill as of December 31, 2018	$154,014	$38,102	$192,116

During 2018, the Company completed an individually immaterial business acquisition for $2.7 million. See Note 2.

Other assets consist primarily of acquired identifiable intangible assets and capitalized purchased software costs. Acquired identifiable intangible assets as of December 31, 2018 and 2017 were as follows:

	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
Customer relationships	$100,146	$(40,661)	$59,485
Purchased software costs	39,069	(30,626)	8,443
Technology licenses	28,800	(21,006)	7,794
Trade names and trademarks	7,800	—	7,800
Other	868	(285)	583
Intangible assets, December 31, 2018	$176,683	$(92,578)	$84,105

	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
Customer relationships	$100,200	$(34,372)	$65,828
Purchased software costs	35,328	(29,612)	5,716
Technology licenses	28,800	(17,887)	10,913
Trade names and trademarks	7,800	—	7,800
Other	868	(261)	607
Intangible assets, December 31, 2017	$172,996	$(82,132)	$90,864

Customer relationships are being amortized on a straight-line basis over a period of 10 to 14 years. Capitalized purchased software costs are amortized straight-line over the estimated useful life of the related software, which ranges from 2 to 10 years. Technology licenses are being amortized over their estimated useful lives in proportion to the economic benefits consumed. During 2018, 2017 and 2016, $3.9 million, $3.7 million and $1.9 million, respectively, of purchased software costs were capitalized. Amortization on the statements of cash flow for 2018, 2017 and 2016 was as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Amortization of intangible assets	$9,485	$10,065	$11,838
Amortization of capitalized purchased software costs	1,198	1,078	1,147
Amortization of debt costs	2,717	861	756
	$13,400	$12,004	$13,741

The estimated future amortization expense of acquired intangible assets for each of the next five years is as follows (in thousands):

Year ending December 31,	Amount
2019	$ 10,950
2020	10,215
2021	7,136
2022	6,943
2023	6,543

Note 7—Borrowing Facilities

Long-term debt and capital lease obligations outstanding as of December 31, 2018 and 2017 consists of the following:

	December 31,
(in thousands)	2018	2017
Term loan	$150,000	$207,000
Capital lease obligations	6,147	7,172
Total principal amount	156,147	214,172
Less unamortized debt issuance costs	2,077	2,492
Long-term debt and capital lease obligations	$154,070	$211,680

		Unamortized
		Debt
		Issuance
(in thousands)	Principal	Costs
Term loan, due in 2023	$150,000	$2,077
Capital lease obligations, due in 2023	6,147	—
Total	$156,147	$2,077

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

As of December 31, 2018, $150.0 million of the outstanding debt under the Credit Agreement is effectively at a fixed interest rate as a result of a $150.0 million notional interest rate swap contract discussed in Note 12. A commitment fee of 0.20% to 0.30% per annum (based on the debt to EBITDA ratio) on the unused portion of the revolving credit line is payable quarterly in arrears.

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

The Credit Agreement contains certain financial covenants as to interest coverage and debt leverage, and certain customary affirmative and negative covenants, including restrictions on the Company’s ability to incur additional debt and liens, pay dividends, repurchase shares, sell assets and merge or consolidate with other persons. Amounts due under the Credit Agreement could be accelerated upon specified events of default, including a failure to pay amounts due, breach of a covenant, material inaccuracy of a representation, or occurrence of bankruptcy or insolvency, subject, in some cases, to cure periods.  As of December 31, 2018, the Company was in compliance with all of these covenants and restrictions.

As of December 31, 2018, the Company had $150.0 million in borrowings outstanding under the Term Loan facility and $2.8 million in letters of credit outstanding under the Revolving Credit Facility. The Company had $497.2 million available for future borrowings under the Revolving Credit Facility.

The Company’s Thailand subsidiary has a multi-purpose credit facility with Kasikornbank Public Company Limited (the Thai Credit Facility) that provides for 350 million Thai baht (approximately $10.8 million) working capital availability. The Thai Credit Facility is secured by land and buildings in Thailand owned by the Company’s Thailand subsidiary. Availability of funds under the Thai Credit Facility is reviewed annually and is currently accessible through October 2019. As of both December 31, 2018 and 2017, there were no working capital borrowings outstanding under the facility.

The aggregate maturities of long-term debt and capital lease obligations for each of the five years subsequent to December 31, 2018 are as follows: 2019, $6.8 million; 2020, $8.8 million; 2021, $9.0 million; 2022, $9.2 million; and 2023, $122.3 million.

Note 8—Commitments

The Company leases certain manufacturing equipment, office equipment, vehicles and office, warehouse and manufacturing facilities under operating leases. Some of the leases provide for escalation of the lease payments as maintenance costs and taxes increase. The leases expire at various times through 2028. Leases for office space and manufacturing facilities generally contain renewal options. Rental expense for 2018, 2017 and 2016 was $16.8 million, $15.8 million and $14.4 million, respectively.

The Company is obligated under a capital lease that expires in 2023. As of December 31, 2018, property, plant and equipment included the following amounts under this capital lease obligation (in thousands):

Buildings and building improvements	$12,207
Less accumulated depreciation	(9,015)
$3,192

Capital lease obligations outstanding consist of the following:
	December 31,
(in thousands)	2018	2017
Capital lease obligations	$6,147	$7,172
Less current installments	1,168	1,025
Capital lease obligations, less current installments	$4,979	$6,147

Future minimum capital lease payments and future minimum lease payments under noncancelable operating leases are as follows (in thousands):

	Capital	Operating
Year ending December 31,	Leases	Leases
2019	$1,746	$15,272
2020	1,781	14,518
2021	1,816	12,203
2022	1,853	10,466
2023	465	9,890
Thereafter	—	47,868
Total minimum lease payments	$7,661	$110,217
Less: amount representing interest	1,514
Present value of minimum lease payments	6,147
Less: current installments	1,168
Capital lease obligations, less current installments	$4,979

The Company enters into contractual commitments to deliver products and services in the ordinary course of business. The Company believes that all such contractual commitments will be performed or renegotiated such that no material adverse financial impact on the Company’s financial position, results of operations or liquidity will result from these commitments.

Note 9—Common Stock and Stock-Based Awards Plans

On March 6, 2018, the Board of Directors approved an expanded stock repurchase authorization granting the Company authority to repurchase up to $250 million in common stock in addition to the $100 million previously approved on December 7, 2015. On October 26, 2018, the Board of Directors authorized the repurchase of an additional $100 million of the Company’s common stock. As of December 31, 2018, the Company had $201.6 million remaining under the stock repurchase authorization.

Share purchases may be made in the open market, in privately negotiated transactions or block transactions, at the discretion of the Company’s management and as market conditions warrant. Purchases will be funded from available cash and may be commenced, suspended or discontinued at any time without prior notice. Shares repurchased under the program are retired. During 2018, the Company repurchased a total of 8.2 million common shares for $211.9 million at an average price of $25.71 per share. During 2017, the Company repurchased a total of 1.0 million common shares for $29.3 million at an average price of $30.46 per share. During 2016, the Company repurchased a total of 2.0 million common shares for $41.9 million at an average price of $21.40 per share.

The Company began declaring and paying quarterly dividends during the first quarter of 2018. During 2018, cash dividends paid totaled $21.0 million. On December 17, 2018, the Company declared a quarterly cash dividend of $0.15 per share of the Company’s common stock to shareholders of record as of December 31, 2018. The dividend of $6.2 million was paid on January 11, 2019. The Board of Directors currently intends to continue paying quarterly dividends. However, the Company’s future dividend policy is subject to the Company’s compliance with applicable law, and depending on, among other things, the Company’s results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in the Company’s debt agreements, and other factors that the Board of Directors may deem relevant. Dividend payments are not mandatory or guaranteed; there can be no assurance that the Company will continue to pay a dividend in the future.

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

As of December 31, 2018, 2.7 million additional common shares were available for issuance under the Company’s 2010 Plan.

The following table summarizes activities related to the Company’s stock options:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
(in thousands, except per share data)	Options	Price	Term (Years)	Value
Outstanding as of December 31, 2015	2,580	$ 20.49
Exercised	(928)	20.29
Forfeited or expired	(455)	23.49
Outstanding as of December 31, 2016	1,197	19.51
Exercised	(582)	19.28
Forfeited or expired	(19)	19.76
Outstanding as of December 31, 2017	596	19.72
Exercised	(200)	18.21
Forfeited or expired	(22)	22.99
Outstanding as of December 31, 2018	374	$ 20.35	4.37	$680

Exercisable as of December 31, 2018	340	$ 20.07	3.44	$680

The aggregate intrinsic value in the table above is before income taxes and is calculated as the difference between the exercise price of the underlying options and the Company’s closing stock price as of the last business day of 2018 for options that had exercise prices that were below the closing price.

As of December 31, 2018, 2017 and 2016, the number of options exercisable was 0.3 million, 0.4 million and 0.9 million, respectively, and the weighted-average exercise price of those options was $20.07, $18.56 and $18.53, respectively.

During 2016, the Company’s remaining outstanding restricted shares vested, and, as of December 31, 2018, 2017 and 2016, the Company had no restricted shares outstanding. Restricted stock units, time-based and performance-based, remain outstanding as detailed below.

The following table summarizes the activities related to the Company’s time-based restricted stock units:

		Weighted-
		Average
	Number of	Grant Date
(in thousands, except per share data)	Units	Fair Value
Non-vested awards outstanding as of December 31, 2015	467	$ 21.59
Granted	392	22.71
Vested	(209)	21.07
Forfeited	(125)	21.85
Non-vested awards outstanding as of December 31, 2016	525	22.57
Granted	314	31.56
Vested	(206)	21.84
Forfeited	(40)	24.21
Non-vested awards outstanding as of December 31, 2017	593	27.47
Granted	407	29.44
Vested	(306)	27.25
Forfeited	(99)	27.52
Non-vested awards outstanding as of December 31, 2018	595	$ 28.93

The following table summarizes the activities related to the Company’s performance-based restricted stock units:

		Weighted-
		Average
	Number of	Grant Date
(in thousands, except per share data)	Units	Fair Value
Non-vested units outstanding as of December 31, 2015	306	$ 19.77
Granted(1)	184	21.63
Forfeited	(263)	19.64
Non-vested units outstanding as of December 31, 2016	227	21.43
Granted(1)	172	31.60
Forfeited	(53)	18.81
Non-vested units outstanding as of December 31, 2017	346	26.88
Granted(1)	120	29.60
Forfeited	(147)	24.06
Non-vested units outstanding as of December 31, 2018	319	$ 29.19

(1)   Represents target number of units that can vest based on the achievement of the performance goals.

Note 10—Income Taxes
Income tax expense (benefit) based on income before income taxes consisted of the following:
	Year Ended December 31,
(in thousands)	2018	2017	2016
		(as adjusted)
Current:
U.S. Federal	$(14,831)	$85,633	$(1,032)
State and local	10,110	804	498
Foreign	29,817	9,047	(2,379)
	25,096	95,484	(2,913)
Deferred:
U.S. Federal	(249)	8,337	5,261
State and local	(550)	(213)	1,196
Foreign	8,427	(702)	1,933
	7,628	7,422	8,390
	$32,724	$102,906	$5,477

Worldwide income (loss) before income taxes consisted of the following:
	Year Ended December 31,
(in thousands)	2018	2017	2016
		(as adjusted)
United States	$(23,645)	$(14,984)	$9,994
Foreign	79,186	85,989	59,416
	$55,541	$71,005	$69,410

Income tax expense differed from the amounts computed by applying the U.S. Federal statutory income tax rate to income before income taxes as a result of the following:

	Year Ended December 31,
(in thousands)	2018	2017	2016
		(as adjusted)
Tax at statutory rate	$11,664	$24,852	$24,294
State taxes, net of federal tax effect	7,553	384	1,102
Effect of foreign operations and tax incentives	(11,945)	(20,703)	(15,496)
Change in valuation allowance	2,114	(203)	(1,152)
Excess tax-benefits of stock-based compensation	(143)	(1,658)	—
Provisional impact of U.S. Tax Reform	(4,353)	97,707	—
Impact of cash repatriation	21,612	—	—
GILTI	3,206	—	—
Losses in foreign jurisdictions for which no benefit has
been provided	1,423	106	2,106
Change in uncertain tax benefits reserve	(317)	—	(8,270)
Other	1,910	2,421	2,893
Total income tax expense	$32,724	$102,906	$5,477

The U.S. Tax Cuts and Jobs Act (U.S. Tax Reform), which was signed into law on December 22, 2017, significantly changed U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system, adding a global intangible taxation regime and imposing a transition (Transition Tax) tax on deemed repatriated cumulative earnings of foreign subsidiaries. The U.S. Tax Reform reduced the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. The Company recorded the effects of the changes in the tax rate in our deferred tax assets and liabilities as of December 31, 2017.

To minimize tax base erosion with a territorial tax system, the U.S. Tax Reform enacted a new global intangible low-taxed income (GILTI) provision that requires the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiaries tangible assets. The taxable earnings can be offset by a limited deemed paid foreign tax credit with no carrybacks or carryforwards available. The Company is subject to the GILTI provisions. The Company elected to account for the GILTI as a period cost and include the effect in the period in which it is incurred and not include it as a factor in the determination of deferred taxes.

On December 22, 2017, additional guidance was issued on accounting for the tax effects of the U.S. Tax Reform (Staff Accounting Bulletin No. 118 (SAB 118)). SAB 118 provided a measurement period that should not extend beyond one year from the U.S. Tax Reform enactment date for companies to complete their accounting. The Company recorded a provisional tax expense of $101.6 million for the Transition Tax, and recognized a provisional deferred tax benefit of $3.9 million for a total net expense of $97.7 million as of December 31, 2017. As of December 31, 2018, the Company has completed the accounting for the tax effects of U.S. Tax Reform within the period required from the enactment date. The Company recognized during the fourth quarter of 2018 after filing its U.S. income tax return, a discrete tax benefit adjustment of $6.4 million for the Transition Tax, and recorded a discrete tax expense adjustment of $2.0 million for the finalization of the deferred tax assets and liabilities for a net total adjustment of $4.4 million. These adjustments were based on additional analysis of undistributed cumulative foreign earnings, cumulative foreign taxes, changes in interpretations, and additional regulatory guidance that was issued during 2018 by the Internal Revenue Service (IRS).

As a result of the completed accounting for the Transition Tax, the Company determined that its total Transition Tax liability is currently $63.8 million after reduction for U.S. tax carryforward losses, U.S. tax credit carryforwards, and foreign tax credit carrybacks that are allowed to be utilized against the total liability. The Company intends to pay this liability over the remaining seven year payment period as prescribed by the U.S. Tax Reform and regulatory guidance issued by the IRS. $58.4 million of the Transition Tax liability is included in other long term liabilities.

During 2018, the Company repatriated $560.6 million of foreign earnings to the U.S. As of December 31, 2018, the Company has approximately $330 million in cumulative undistributed foreign earnings of its foreign subsidiaries. These earnings would not be subject to U.S. income tax, if distributed to the Company. The Company has changed its assertion on its foreign subsidiaries earnings that are permanently reinvested. A certain amount of earnings from specific foreign subsidiaries are permanently reinvested, and certain foreign earnings from other specific foreign subsidiaries is considered to be non-permanently reinvested and is available for immediate distribution to the Company. Income taxes have been accrued on the non-permanently reinvested foreign earnings including the 2017 Transition Tax, the U.S. tax on Global Intangible Low Taxed Income (GILTI), and any applicable local withholding taxes. The Company estimates that it has approximately $2.3 million of unrecognized deferred tax liability related to any remaining undistributed foreign earnings that have not already been subject to the 2017 Transition Tax, the U.S. tax on GILTI, and any applicable foreign income tax or local withholding taxes on cash distributions.

As a result of this change in assertion for undistributed earnings prior to December 31, 2017, the Company recorded a net tax expense of $21.6 million consisting of tax expense of $30.8 million relating to foreign withholding tax from Asia and a net benefit of $9.2 million for U.S. foreign tax credits to offset the foreign taxes paid during 2018. In addition, the Company recorded applicable U.S. state income tax expense net of federal benefits related to the cash repatriation. Also during 2018, the Company incurred a net $4.4 million benefit associated with finalizing the provisional impact of the U.S. Tax Reform described above as required by SAB 118, and incurred a $3.2 million tax expense as a result of GILTI.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
(in thousands)	2018	2017
		(as adjusted)
Deferred tax assets:
Carrying value of inventories	$2,787	$2,474
Accrued liabilities and allowances deductible for tax purposes on a cash basis	6,108	6,387
Goodwill	2,351	2,732
Stock-based compensation	2,347	2,359
Net operating loss carryforwards	20,028	22,096
Tax credit carryforwards	1,923	2,007
Other	4,373	5,924
	39,917	43,979
Less: valuation allowance	(13,709)	(15,823)
Net deferred tax assets	26,208	28,156

Deferred tax liabilities:
Plant and equipment, due to differences in depreciation	(7,617)	(8,543)
Intangible assets, due to differences in amortization	(18,593)	(20,891)
ASC 606 revenue recognition	(1,640)	(1,667)
Foreign withholding tax	(9,212)	-
Other	(991)	(1,715)
Gross deferred tax liability	(38,053)	(32,816)
Net deferred tax liability	$(11,845)	$(4,660)

The net deferred tax liability is classified as follows:
Long-term asset	$2,478	$4,034
Long-term liability	(14,323)	(8,694)
Total	$(11,845)	$(4,660)

All deferred taxes are classified as non-current on the balance sheet as of December 31, 2018 and 2017. All deferred tax assets and liabilities are offset and presented as a single net noncurrent amount by each tax jurisdiction.

The net change in the total valuation allowance for 2018, 2017 and 2016 was a $2.1 million decrease, a $0.2 million decrease and a $1.2 million decrease, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances as of December 31, 2018.

As of December 31, 2018, the Company had $24.4 million in U.S. Federal operating loss carryforwards which will expire from 2025 to 2036; state operating loss carryforwards of approximately $67.0 million which will expire from 2019 to 2031; foreign operating loss carryforwards of approximately $24.8 million with indefinite carryforward periods; and foreign operating loss carryforwards of approximately $20.5 million which will expire at varying dates through 2028. The utilization of these net operating loss carryforwards is limited to the future operations of the Company in the tax jurisdictions in which such carryforwards arose. The Company has state tax credit carryforwards of $1.9 million which will expire at varying dates through 2036.

The Company has been granted certain tax incentives, including tax holidays, for its subsidiaries in China, Malaysia and Thailand that will expire at various dates, unless extended or otherwise renegotiated, through 2018 in China, 2021 in Malaysia and 2028 in Thailand, and are subject to certain conditions with which the Company expects to comply. The net impact of these tax incentives was to lower income tax expense for 2018, 2017, and 2016 by approximately $7.9 million (approximately $0.17 per diluted share), $7.2 million (approximately $0.15 per diluted share) and $6.7 million (approximately $0.13 per diluted share), respectively, as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016
China	$1,884	$1,398	$1,302
Malaysia	3,287	4,295	2,346
Thailand	2,715	1,545	3,068
	$7,886	$7,238	$6,716

The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. As of December 31, 2018, the total amount of the reserve for uncertain tax benefits including interest and penalties was $0.4 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

	December 31,
(in thousands)	2018	2017	2016
Balance as of January 1	$708	$7,791	$13,114
Additions related to current year tax positions	137	220	—
Decreases as a result of a lapse of applicable statute of
limitations in current year	—	—	(5,079)
Additions related to prior year tax positions	—	894	89
Decreases related to prior year tax positions	(532)	(8,197)	(333)
Balance as of December 31	$313	$708	$7,791

During 2018, the Company released $0.5 million of uncertain tax benefits from an IRS audit related to the Secure Communication Systems, Inc. acquisition. During the first quarter of 2018, the IRS indicated that this examination of years 2013 to 2015 was closed. In addition, the IRS also notified the Company that the examination of the Company’s consolidated U.S. income tax return filings for 2014 was also closed with no additional tax costs. During 2017, the Company released $0.9 million of uncertain tax benefits related to the liquidation of a foreign subsidiary company. Also during 2017, the Company received a denial of its appeal to the local tax authorities related to an examination for a subsidiary in Thailand for the years 2004 to 2005. Consequently, the Company recorded $0.9 million of additional accruals for uncertain tax benefits. The Company decided not to challenge this decision and therefore, the $7.3 million reserve for uncertain tax benefits was written off. This decrease in the unrecognized tax benefit reserve did not impact the Company’s effective tax rate. The decrease in the reserve during 2016 of $5.1 million was a result of the expiration of the statute of limitations for a foreign subsidiary that was liquidated in 2011 and closed its operations in 2005.

The reserve is classified as a current or long-term liability in the consolidated balance sheet based on the Company’s expectation of when the items will be settled. The Company records interest expense and penalties accrued in relation to uncertain income tax benefits as a component of current income tax expense. The amount of accrued potential interest on unrecognized tax benefits included in the reserve as of December 31, 2018 is $0.1 million. The reserve for potential penalties is $17.0 thousand. The total amount of interest and penalties included in income tax expense was $0.1 million during 2018. The Company did not incur any interest and penalties in 2017 or 2016.

The Company and its subsidiaries in Brazil, China, Ireland, Malaysia, Mexico, the Netherlands, Romania, Singapore, Thailand and the United States remain open to examination by the various local taxing authorities, in total or in part, for fiscal years 2011 to 2018. Currently, the Company does not have any ongoing income tax examinations by any jurisdiction. During the course of such income tax examinations, disputes may occur as to matters of fact or law. Also, in most tax jurisdictions, the passage of time without examination will result in the expiration of applicable statutes of limitations thereby precluding examination of the tax period(s) for which such statute of limitation has expired. The Company believes that it has adequately provided for its tax liabilities.

Note 11—Major Customers

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

Sales to the ten largest customers represented 44%, 46% and 43% of total sales for 2018, 2017 and 2016, respectively. Sales to our largest customers were as follows for the indicated periods:

		Year ended December 31,
(in thousands)		2018	2017		2016
International Business Machines Corporation		$323,795	$284,636	$	*
Applied Materials, Inc.	$	*	$248,183	$	*

* amount is less than 10% of total.

Note 12—Financial Instruments and Concentration of Credit Risk

The Company’s financial instruments include cash equivalents, accounts and other receivables, accounts payable, accrued liabilities and long-term debt and capital lease obligations. The Company believes that the carrying values of these instruments approximate fair value. As of December 31, 2018, the Company’s long-term investments and derivative instruments were recorded at fair value using Level 3 inputs. The Company uses derivative instruments to manage the variability of foreign currency obligations and interest rates. The Company does not enter into derivative arrangements for speculative purposes.

The forward currency exchange contract in place as of December 31, 2018 has not been designated as accounting hedges and, therefore, changes in fair value are recorded within the Consolidated Statements of Income.

The Company has an interest rate swap agreement with a notional amount of $150.0 million as of December 31, 2018 to hedge a portion of its interest rate exposure on outstanding borrowings under the Credit Agreement. Under this interest rate swap agreement, the Company receives variable rate interest rate payments based on the one-month LIBOR rate and pays fixed rate interest payments. The fixed interest rate for the contract is 2.928%. The effect of this swap is to convert a portion of the floating rate interest expense to fixed interest rate expense. Based on the terms of the interest rate swap contract and the underlying borrowings outstanding under the Credit Agreement, the interest rate contract was determined to be highly effective, and thus qualifies and has been designated as a cash flow hedge. As such, changes in the fair value of the interest rate swap are recorded in other comprehensive income on the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of cash flows. As of December 31, 2017, the Company had an interest rate swap agreement with a notional amount of $155.3 million with a fixed interest rate of 1.4935%. During 2018, the Company terminated this agreement for $3.5 million and the gain is being amortized to offset interest expense over the original term of the swap agreement.

The fair value of the interest rate swap agreements was a $3.0 million liability as of December 31, 2018 and a $2.0 million asset as of December 31, 2017. During the year ended December 31, 2018, the Company recorded unrealized losses of $1.5 million ($1.1 million net of tax) on the swaps in other comprehensive income and transferred unrealized gains of $0.3 million ($0.2 million net of tax) on the swaps to interest expense. During the year ended December 31, 2017, the Company recorded unrealized gains of $1.5 million ($0.9 million net of tax) on the swap in other comprehensive income. See Note 21.

Financial instruments that subject the Company to credit risk consist of cash and cash equivalents, investments and trade accounts receivable. Management maintains the majority of the Company’s cash and cash equivalents with financial institutions. One of the most significant credit risks is the ultimate realization of accounts receivable. This risk is mitigated by (i) sales to well established companies, (ii) ongoing credit evaluation of customers, and (iii) frequent contact with customers, thus enabling management to monitor current changes in business operations and to respond accordingly. Management considers these concentrations of credit risks in establishing our allowance for doubtful accounts and believes these allowances are adequate. The Company had one customer whose gross accounts receivable exceeded 10% of total gross accounts receivable as of December 31, 2018. Our largest customer represented 19% of our total gross accounts receivable.

Note 13—Concentrations of Business Risk

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

Note 14—Accounts Receivable Sale Program

As of December 31, 2018, in connection with a trade accounts receivable sale program with an unaffiliated financial institution, the Company may elect to sell, at a discount, on an ongoing basis, up to a maximum of $80.0 million of specific accounts receivable at any one time.

During the years ended December 31, 2018 and 2017, the Company sold $160.0 million and $145.0 million, respectively, of accounts receivable under this program, and in exchange, the Company received cash proceeds of $159.5 million and $144.7 million, respectively, net of the discount. The loss on the sale resulting from the discount was recorded to other expense within the Consolidated Statements of Income.

Note 15—Segment and Geographic Information

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

	Year Ended December 31,
(in thousands)	2018	2017	2016
Net sales:		(as adjusted)	(as adjusted)
Americas	$1,647,402	$1,584,729	$1,589,933
Asia	801,312	777,616	653,888
Europe	186,517	176,954	157,837
Elimination of intersegment sales	(68,766)	(84,820)	(79,373)
	$2,566,465	$2,454,479	$2,322,285

Depreciation and amortization:
Americas	$22,668	$21,972	$23,275
Asia	11,496	11,849	15,832
Europe	3,498	2,891	2,794
Corporate	14,177	11,960	13,238
	$51,839	$48,672	$55,139

Income from operations:
Americas	$61,731	$68,433	$87,582
Asia	72,442	74,701	46,749
Europe	10,229	10,805	10,058
Corporate and intersegment eliminations	(85,864)	(77,113)	(67,529)
	$58,538	$76,826	$76,860
Other income (expense):
Interest expense	$(10,473)	$(9,405)	$(9,304)
Interest income	6,848	5,370	2,136
Other income (expense)	628	(1,786)	(282)
Income before income taxes	$55,541	$71,005	$69,410

Capital expenditures:
Americas	$44,204	$27,139	$20,766
Asia	14,400	18,115	7,858
Europe	2,388	4,915	1,441
Corporate	5,740	4,337	2,269
	$66,732	$54,506	$32,334

Total assets:
Americas	$852,776	$812,187	$871,577
Asia	540,094	674,783	637,376
Europe	113,165	470,786	393,973
Corporate and other	393,748	151,548	105,999
	$1,899,783	$2,109,304	$2,008,925

Geographic net sales information provided below reflects the destination of the product shipped. Long-lived assets information is based on the physical location of the asset.

	Year Ended December 31,
(in thousands)	2018	2017	2016
Geographic net sales:		(as adjusted)	(as adjusted)
United States	$1,741,321	$1,650,791	$1,624,050
Asia	423,245	432,530	336,022
Europe	299,676	291,006	254,272
Other	102,223	80,152	107,941
	$2,566,465	$2,454,479	$2,322,285

Long-lived assets:
United States	$190,056	$167,858	$167,367
Asia	79,051	77,750	67,998
Europe	9,537	11,042	8,415
Other	22,945	25,830	24,290
	$301,589	$282,480	$268,070

Note 16 – Revenue

The Company’s revenues are generated primarily from the sale of manufactured products built to customer specifications. The Company also generates revenue from design, development and engineering services, in addition to the sale of other inventory.

Revenue is measured based on the consideration specified in a contract with a customer. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a manufactured product to a customer. The Company’s contracts with customers are generally short-term in nature. Customers are generally billed when the product is shipped or as services are performed. Under the majority of the Company’s manufacturing contracts with customers, the customer controls all of the work-in-progress as products are being built. Revenues under these contracts are recognized progressively based on the cost-to-cost method. For other manufacturing contracts, the customer does not take control of the product until it is completed. Under these contracts, the Company recognizes revenue upon transfer of control of the product to the customer. Revenue from design, development and engineering services is recognized over time as the services are performed. The Company assumes no significant obligations after shipment as it typically warrants workmanship only. Therefore, the warranty provisions are generally not significant.

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

	Reportable Operating Segments
	Year Ended December 31, 2018
(in thousands)	Americas	Asia	Europe	Total
Market Sector:
Industrials	$184,500	$241,765	$66,798	$493,063
A&D	374,852	—	31,550	406,402
Medical	235,287	144,528	14,152	393,967
Test and instrumentation	155,687	135,299	63,992	354,978
Computing	504,391	69,657	6,797	580,845
Telecommunications	162,813	171,520	2,877	337,210
External revenue	1,617,530	762,769	186,166	2,566,465
Elimination of intersegment sales	29,872	38,543	351	68,766
Segment revenue	$1,647,402	$801,312	$186,517	$2,635,231

	Year Ended December 31, 2017 (as adjusted)
	Americas	Asia	Europe	Total
Market Sector:
Industrials	$213,699	$213,504	$69,233	$496,436
A&D	361,200	2,430	28,060	391,690
Medical	204,677	149,650	19,458	373,785
Test and instrumentation	158,151	140,967	47,223	346,341
Computing	444,401	85,988	9,971	540,360
Telecommunications	172,122	130,954	2,791	305,867
External revenue	1,554,250	723,493	176,736	2,454,479
Elimination of intersegment sales	30,479	54,123	218	84,820
Segment revenue	$1,584,729	$777,616	$176,954	$2,539,299

	Year Ended December 31, 2016 (as adjusted)
(in thousands)	Americas	Asia	Europe	Total
Market Sector:
Industrials	$307,261	$176,184	$60,358	$543,803
A&D	333,383	1,113	35,178	369,674
Medical	190,167	136,398	19,409	345,974
Test and instrumentation	125,680	90,708	27,019	243,407
Computing	369,719	66,695	10,768	447,182
Telecommunications	239,779	129,061	3,405	372,245
External revenue	1,565,989	600,159	156,137	2,322,285
Elimination of intersegment sales	23,944	53,729	1,700	79,373
Segment revenue	$1,589,933	$653,888	$157,837	$2,401,658

During 2018, 2017 and 2016, 93.0%, 93.4% and 92.7%, respectively, of the Company’s revenue was recognized as products and services are transferred over time.

Note 17—Employee Benefit Plans

The Company has defined contribution plans qualified under Section 401(k) of the Internal Revenue Code for the benefit of all its U.S. employees. The Company’s contributions to the plans are based on employee contributions and compensation. During 2018, 2017 and 2016, the Company made contributions to the plans of approximately $5.6 million, $5.2 million and $5.2 million, respectively. The Company also has defined contribution benefit plans for certain of its international employees primarily dictated by the custom of the regions in which it operates. During 2018, 2017 and 2016, the Company made contributions to the international plans of approximately $0.1 million, $0.1 million and $0.1 million, respectively.

Note 18—Contingencies

The Company is involved in various legal actions arising in the ordinary course of business. Other than designated below, in the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

In the case of Nick Myers vs. Benchmark Electronics, Inc. AAA Case No. 01-17-0005-7313, the claimant asserted various breach of contract and misrepresentation claims in connection with the former employee’s compensation package and claims under the Maryland Wage Payment and Collection Law, seeking recovery of allegedly unpaid bonuses. The assigned arbitrator rendered a decision on July 9, 2018, finding in favor of claimant on the issue of liability. A separate damages hearing was held in October 2018 and, on January 3, 2019, the arbitrator awarded $1.4 million to the claimant. On January 25, 2019, the Company filed an action in the United States District Court for the District of Maryland seeking to vacate the final arbitration award. During the fourth quarter of 2018, the Company reserved the full amount of this claim.

Note 19—Restructuring Charges

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

The Company recognized restructuring charges during 2018, 2017 and 2016 primarily related to the closure of facilities in the Americas, capacity reduction and reductions in workforce in certain facilities across various regions.

The following table summarizes the 2018 activity in the accrued restructuring balances related to the various restructuring activities initiated prior to December 31, 2018:

	Balance as of				Foreign	Balance as of
	December 31,	Restructuring	Cash	Non-Cash	Exchange	December 31,
(in thousands)	2017	Charges	Payment	Activity	Adjustments	2018
2018 Restructuring:
Severance	$ —	$ 2,815	$ (2,533)	$ —	$ —	$ 282
Other exit costs	—	1,773	(855)	—	—	918
	—	4,588	(3,388)	—	—	1,200

2017 Restructuring:
Severance	47	3	(50)	—	—	—
Lease facility costs	—	96	(96)	—	—	—
Other exit costs	198	270	(309)	—	(24)	135
	245	369	(455)	—	(24)	135

2016 Restructuring:
Severance	29	(6)	(23)	—	—	—
Other exit costs	16	246	(146)	(116)	—	—
	45	240	(169)	(116)	—	—

Total	$ 290	$ 5,197	$ (4,012)	$ (116)	$ (24)	$ 1,335

The components of the restructuring charges initiated during 2018 were as follows:

(in thousands)	Americas	Asia	Europe	Total
Severance costs	$2,496	$274	$45	$2,815
Other exit costs	1,773	—	—	1,773
	$4,269	$274	$45	$4,588

During 2018, the Company recognized $2.8 million of employee termination costs associated with the involuntary terminations of 490 employees in connection with reductions in workforce worldwide. The identified involuntary employee terminations by reportable geographic region amounted to approximately 432, 23 and 35 for the Americas, Asia and Europe, respectively.

The following table summarizes the 2017 activity in the accrued restructuring balances related to the various restructuring activities initiated prior to December 31, 2017:

	Balance as of				Foreign	Balance as of
	December 31,	Restructuring	Cash	Non-Cash	Exchange	December 31,
(in thousands)	2016	Charges	Payment	Activity	Adjustments	2017
2017 Restructuring:
Severance	$ —	$ 2,172	$ (2,125)	$ —	$ —	$ 47
Lease facility costs	—	264	(264)	—	—	—
Other exit costs	—	531	(335)	—	2	198
	—	2,967	(2,724)	—	2	245

2016 Restructuring:
Severance	738	(42)	(667)	—	—	29
Lease facility costs	—	58	(58)	—	—	—
Other exit costs	545	1,953	(2,442)	(42)	2	16
	1,283	1,969	(3,167)	(42)	2	45

Total	$ 1,283	$ 4,936	$ (5,891)	$ (42)	$ 4	$ 290

The components of the restructuring charges initiated during 2017 were as follows:

(in thousands)	Americas	Asia	Total
Severance costs	$1,985	$187	$2,172
Lease facility costs	264	—	264
Other exit costs	531	—	531
	$2,780	$187	$2,967

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

.

Note 20—Quarterly Financial Data (Unaudited)

The following table sets forth certain unaudited quarterly information with respect to the Company’s results of operations for the years 2018, 2017 and 2016. Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total earnings per share amounts for the fiscal year.

	2018 Quarter
(in thousands, except per share data)	1st	2nd	3rd	4th
Sales	$608,136	$660,591	$640,688	$657,050
Gross profit	58,318	54,299	52,777	55,199
Net income (loss)	(23,641)	10,943	7,799	27,716
Earnings (loss) per common share:
Basic	(0.49)	0.23	0.17	0.64
Diluted	(0.49)	0.23	0.17	0.64

	2017 Quarter (as adjusted)
(in thousands, except per share data)	1st	2nd	3rd	4th
Sales	$557,903	$619,611	$610,929	$666,036
Gross profit	47,532	59,484	58,243	60,661
Net income (loss)	8,555	18,074	17,831	(76,361)
Earnings (loss) per common share:
Basic	0.17	0.36	0.36	(1.54)
Diluted	0.17	0.36	0.35	(1.54)

	2016 Quarter (as adjusted)
(in thousands, except per share data)	1st	2nd	3rd	4th
Sales	$535,195	$580,513	$586,534	$620,043
Gross profit	48,409	53,200	54,180	58,896
Net income	9,374	12,688	22,544	19,327
Earnings per common share:
Basic	0.19	0.26	0.46	0.39
Diluted	0.19	0.26	0.46	0.39

Note 21—Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component were as follows:

	Foreign		Unrealized
	currency	Derivative	loss on
	translation	instruments,	investments,
(in thousands)	adjustments	net of tax	net of tax	Other	Total
Balances, December 31, 2015	$(13,079)	$—	$(95)	$158	$(13,016)
Other comprehensive gain (loss) before reclassifications	(1,465)	286	21	(1)	(1,159)
Amounts reclassified from accumulated
other comprehensive loss	—	—	—	(1)	(1)
Net current period other comprehensive loss	(1,465)	286	21	(2)	(1,160)
Balances, December 31, 2016	(14,544)	286	(74)	156	(14,176)
Other comprehensive gain (loss) before reclassifications	4,977	1,192	33	(175)	6,027
Net current period other comprehensive gain (loss)	4,977	1,192	33	(175)	6,027
Balances, December 31, 2017	(9,567)	1,478	(41)	(19)	(8,149)
Other comprehensive gain (loss) before reclassifications	(2,273)	(1,126)	41	619	(2,739)
Amounts reclassified from accumulated
other comprehensive loss	—	(236)	—	—	(236)
Net current period other comprehensive gain (loss)	(2,273)	(1,362)	41	619	(2,975)
Balances, December 31, 2018	$(11,840)	$116	$—	$600	$(11,124)

See Note 12 for further explanation of the change in derivative instruments that is recorded to Accumulated Other Comprehensive Loss. Amounts reclassified from accumulated other comprehensive loss during 2018 and 2016 primarily affected interest expense and selling, general and administrative expenses, respectively.

Note 22—Supplemental Cash Flow and Non-Cash Information

The following is additional information concerning supplemental disclosures of cash payments.
	Year ended December 31,
(in thousands)	2018	2017	2016
Income taxes paid, net	$48,918	$6,453	$7,865
Interest paid	$7,868	$8,698	$8,305

Non-cash investing activity:
Additions to property, plant and equipment in accounts payable	$6,148	$7,761	$2,111

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Benchmark Electronics, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Benchmark Electronics, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and financial statement schedules listed in Item 15(2) (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018  based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Change in Accounting Principle

As discussed in Note 1(q) to the consolidated financial statements, the Company has changed its method of accounting for revenue transactions with customers due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, as amended.

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

February 28, 2019

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this Report, the Company’s management (with the participation of its chief executive officer and chief financial officer) conducted an evaluation pursuant to Rule 13a-15e promulgated under the Exchange Act, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act). Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that as of the end of the period covered by this Report such disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included in Item 8 of this Report.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the last fiscal quarter covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

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

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information under the captions “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2019 Annual Shareholders Meeting (the 2019 Proxy Statement), to be filed not later than 120 days after the close of the Company’s fiscal year, is incorporated herein by reference in response to this item.

Item 11.  Executive Compensation.

The information under the captions “Compensation Discussion and Analysis” and “Report of Compensation Committee” in the 2019 Proxy Statement is incorporated herein by reference in response to this item.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information under the caption “Common Share Ownership of Certain Beneficial Owners and Management” in the 2019 Proxy Statement is incorporated herein by reference in response to this item.

The following table sets forth certain information relating to our equity compensation plans as of December 31, 2018:

Number of
	securities to be	Weighted-	Number of
	issued upon	average exercise	securities
	exercise of	price of	remaining
	outstanding	outstanding	available
	options, warrants	options, warrants	for future
Plan Category	and rights	and rights	issuance

Equity compensation plans approved by security holders	1,290,144(1)	$20.35(1)	1,290,144

(1) Includes 916,082 restricted share units and performance restricted share units. The weighted-average exercise price does not take these awards into account.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information under the caption “Election of Directors” in the 2019 Proxy Statement is incorporated herein by reference in response to this item.

Item 14.  Principal Accounting Fees and Services.

The information under the caption “Audit Committee Report” in the 2019 Proxy Statement is incorporated herein by reference in response to this item.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)      (1) Financial statements of the Company filed as part of this Report:

See Item 8 - Financial Statements and Supplementary Data.

(2) Financial statement schedule filed as part of this Report:

Schedule II - Valuation Accounts

		Additions
	Balance at				Balance at
	Beginning	Charges to			End of
(in thousands)	of Period	Operations	Other	Deductions	Period
Year ended December 31, 2018:
Allowance for doubtful accounts(1)	$ 105	1,718	—	90	1,733

Year ended December 31, 2017:
Allowance for doubtful accounts(1)	$ 2,838	1,697	—	4,430	105

Year ended December 31, 2016:
Allowance for doubtful accounts(1)	$ 3,417	—	—	579	2,838

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

10.15 (1)             Employment Agreement dated December 1, 2016 between the Company and Paul J. Tufano (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 1, 2016 (Commission file number 1-10560))

10.16 (1)             Employment Agreement between the Company and Donald F. Adam dated as of March 10, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 10, 2009 (Commission file number 1-10560))

10.17 (1)             Agreement between the Company and Jon J. King dated as of May 15, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed for the quarter ended June 30, 2017 (Commission file number 1-10560))

10.18 (1)             Form of Executive Severance Agreement (incorporated by referent to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (Commission file number 1-10560))

10.19                  Code of Conduct (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (Commission file number 1-10560))

10.20 (1)             Amendment to Employment Agreement, dated as of February 22, 2018, between the Company and Paul J. Tufano (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 23, 2018 (Commission file number 1-10560))

10.21                  Credit Agreement, dated July 20, 2018, by and among the Company, certain of its subsidiaries, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Swingline Lender and a L/C Issuer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 23, 2018 (Commission file number 1-10560))

10.22 (1)             Separation Agreement dated September 15, 2016 between the Company and Gayla J. Delly (incorporated by reference to Exhibit 10.1 to the Company’s Current Report Form 8-K dated September 15, 2016 (Commission file number 1-10560))

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
Date: February 28, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Name	Position	Date

/s/ David W. Scheible	Chairman of the Board	February 28, 2019
David W. Scheible

/s/ Paul J. Tufano	President, Chief Executive Officer and Director	February 28, 2019
Paul J. Tufano	(principal executive officer)

/s/ Roop K. Lakkaraju	Chief Financial Officer	February 28, 2019
Roop K. Lakkaraju	(principal financial and accounting officer)

/s/ Bruce A. Carlson	Director	February 28, 2019
Bruce A. Carlson

/s/ Douglas G. Duncan	Director	February 28, 2019
Douglas G. Duncan

/s/ Robert K. Gifford	Director	February 28, 2019
Robert K. Gifford

/s/ Kenneth T. Lamneck	Director	February 28, 2019
Kenneth T. Lamneck

/s/ Jeffrey S. McCreary	Director	February 28, 2019
Jeffrey S. McCreary

/s/ Merilee Raines	Director	February 28, 2019
Merilee Raines

/s/ Clay C. Williams	Director	February 28, 2019
Clay C. Williams