Form 10-Q
period 2019-03-31
BENCHMARK ELECTRONICS INC
filed 2019-05-08
CIK 863436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10‑Q

_______________

(Mark One)

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

__  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to________________

Commission File Number: 1‑10560

BENCHMARK ELECTRONICS, INC.

(Exact name of registrant as specified in its charter)

Texas	74‑2211011
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
56 South Rockford Drive	85281
Tempe, Arizona	(Zip Code)
(Address of principal executive offices)

(623) 300-7000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.10 per share	BHE	New York Stock Exchange, Inc.

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

As of May 7, 2019,  there were 38,567,187 shares of common stock of Benchmark Electronics, Inc., par value $0.10 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1.            Financial Statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
(in thousands, except par value)	2019	2018

Assets
Current assets:
Cash and cash equivalents	$395,316	$458,102
Accounts receivable, net of allowance for doubtful accounts of $69
and $1,733, respectively	405,358	468,161
Contract assets	157,025	140,082
Inventories	315,563	309,975
Prepaid expenses and other assets	24,007	27,024
Income taxes receivable	660	206
Total current assets	1,297,929	1,403,550
Property, plant and equipment, net of accumulated depreciation of
$459,222 and $460,708, respectively	203,796	210,954
Operating lease right-of-use assets	81,159	—
Goodwill	192,116	192,116
Deferred income taxes	2,269	2,478
Other, net	91,661	90,685
	$1,868,930	$1,899,783

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$8,706	$6,793
Accounts payable	371,732	422,053
Income taxes payable	11,563	10,435
Accrued liabilities	98,235	97,878
Total current liabilities	490,236	537,159
Long-term debt, less current installments	145,205	147,277
Operating lease liabilities	70,859	—
Other long-term liabilities	69,537	68,799
Deferred income taxes	14,368	14,323
Shareholders’ equity:
Preferred stock, $0.10 par value; 5,000 shares authorized, none issued	—	—
Common stock, $0.10 par value; 145,000 shares authorized; issued
and outstanding – 39,169 and 41,357, respectively	3,917	4,136
Additional paid-in capital	530,261	554,939
Retained earnings	557,804	584,274
Accumulated other comprehensive loss	(13,257)	(11,124)
Total shareholders’ equity	1,078,725	1,132,225
Commitments and contingencies
	$1,868,930	$1,899,783

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Loss)

(unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share data)	2019	2018

Sales	$602,820	$608,136
Cost of sales	549,020	549,818
Gross profit	53,800	58,318
Selling, general and administrative expenses	33,770	35,750
Amortization of intangible assets	2,367	2,366
Restructuring charges and other costs	1,576	2,235
Income from operations	16,087	17,967
Interest expense	(1,609)	(2,428)
Interest income	1,297	1,933
Other income, net	1,604	43
Income before income taxes	17,379	17,515
Income tax expense	3,606	41,156
Net income (loss)	$13,773	$(23,641)

Earnings (loss) per share:
Basic	$0.34	$(0.49)
Diluted	$0.34	$(0.49)

Weighted-average number of shares outstanding:
Basic	40,630	48,517
Diluted	40,853	48,517

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Three Months Ended
	March 31,
(in thousands)	2019	2018

Net income (loss)	$13,773	$(23,641)
Other comprehensive income (loss):
Foreign currency translation adjustments	(833)	1,332
Unrealized gain (loss) on derivative, net of tax	(1,285)	833
Other	(15)	—
Other comprehensive income (loss):	(2,133)	2,165
Comprehensive income (loss)	$11,640	$(21,476)

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(unaudited)

					Accumulated
	Common Stock		Additional		Other	Total
	Shares	Par	Paid-in	Retained	Comprehensive	Shareholders’
(in thousands)	Outstanding	Value	Capital	Earnings	Loss	Equity

Balances, December 31, 2018	41,357	$ 4,136	$ 554,939	$ 584,274	$ (11,124)	$ 1,132,225
Stock-based compensation expense	—	—	2,772	—	—	2,772
Shares repurchased and retired	(2,383)	(239)	(26,473)	(34,368)	—	(61,080)
Stock options exercised	13	1	278	—	—	279
Vesting of restricted stock units	227	23	(23)	—	—	—
Shares withheld for taxes	(45)	(4)	(1,232)	—	—	(1,236)
Dividends declared	—	—	—	(5,875)	—	(5,875)
Net income	—	—	—	13,773	—	13,773
Other comprehensive loss	—	—	—	—	(2,133)	(2,133)
Balances, March 31, 2019	39,169	$ 3,917	$ 530,261	$ 557,804	$ (13,257)	$ 1,078,725

Balances, December 31, 2017	49,143	$ 4,914	$ 634,192	$ 708,181	$ (8,149)	$ 1,339,138
Stock-based compensation expense	—	—	2,870	—	—	2,870
Shares repurchased and retired	(1,911)	(191)	(31,252)	(36,938)	—	(68,381)
Stock options exercised	168	17	3,062	—	—	3,079
Vesting of restricted stock units	198	20	(20)	—	—	—
Shares withheld for taxes	(26)	(3)	(760)	—	—	(763)
Dividends declared	—	—	—	(7,136)	—	(7,136)
Net loss	—	—	—	(23,641)	—	(23,641)
Other comprehensive income	—	—	—	—	2,165	2,165
Balances, March 31, 2018	47,572	$ 4,757	$ 608,092	$ 640,466	$ (5,984)	$ 1,247,331

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
	March 31,
(in thousands)	2019	2018

Cash flows from operating activities:
Net income (loss)	$13,773	$(23,641)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	9,319	9,541
Amortization	2,853	2,843
Provision for doubtful accounts	(1,661)	—
Deferred income taxes	685	39,000
(Gain) loss on the sale of property, plant and equipment	2	(46)
Stock-based compensation expense	2,772	2,870
Leases	543	—
Changes in operating assets and liabilities:
Accounts receivable	64,176	33,419
Contract assets	(16,943)	(1,127)
Inventories	(5,862)	(38,210)
Prepaid expenses and other assets	3,056	5,944
Accounts payable	(45,914)	2,337
Accrued liabilities	(11,044)	(9,116)
Income taxes	659	716
Net cash provided by operations	16,414	24,530
Cash flows from investing activities:
Additions to property, plant and equipment	(9,326)	(20,059)
Proceeds from the sale of property, plant and equipment	1	57
Additions to purchased software	(748)	(818)
Other	(98)	(179)
Net cash used in investing activities	(10,171)	(20,999)
Cash flows from financing activities:
Proceeds from stock options exercised	279	3,079
Employee taxes paid for shares withheld	(1,236)	(763)
Dividends paid	(6,203)	—
Borrowings under credit agreement	—	50,000
Principal payments on long-term debt	(274)	(54,551)
Share repurchases	(61,080)	(58,381)
Equity forward contract related to accelerated share repurchase	—	(10,000)
Net cash used in financing activities	(68,514)	(70,616)
Effect of exchange rate changes	(515)	866
Net decrease in cash and cash equivalents	(62,786)	(66,219)
Cash and cash equivalents at beginning of year	458,102	742,546
Cash and cash equivalents at end of period	$395,316	$676,327

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

The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). The financial statements reflect all normal and recurring adjustments necessary in the opinion of management for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s annual report on Form 10‑K for the year ended December 31, 2018 (the 2018 10-K).

Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in accordance with generally accepted accounting principles in the United States (U.S. GAAP). Actual results could differ from those estimates and assumptions.

Note 2 – New Accounting Pronouncements

Adopted in 2019

In February 2016, the Financial Accounting Standards Board (FASB)  issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), amended by ASU 2018-01, Land Easement Practical Expedient for Transition to ASU 842, ASU No. 2018-10, Codification Improvements to ASU 842 and ASU No. 2018-11, Targeted Improvements. The new standard established a right-to-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months.

The Company adopted this standard on its effective date of January 1, 2019 using the effective date as its date of initial application under the modified retrospective approach. Therefore, financial information for prior periods were not restated. Management elected the package of practical expedients in transition for leases that commenced prior to January 1, 2019, which permits the Company to carry forward its original assessment about lease identification, lease classification and initial directs costs. For all new and modified leases after adoption, management elected the short-term lease recognition exemption for all of the Company’s leases that qualify, in addition to the practical expedient to not separate lease and nonlease components.

Lease assets and liabilities are initially recognized based on the present value of lease payments over the lease term calculated using our incremental borrowing rate, unless the implicit rate is readily determinable. Lease assets also include any upfront lease payments made and exclude lease incentives. Lease terms include options to extend or terminate the lease when it is reasonably certain that those options will be exercised. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. See Note 19.

Not Yet Adopted

In June 2016, the FASB issued a new accounting standards update, which replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This update is effective for annual reporting periods beginning after December 15, 2019. The Company does not expect the implementation of this update to have a material impact on its consolidated financial position, results of operations or cash flows, and will adopt this update effective January 1, 2020.

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

	Reportable Operating Segments
	Three Months Ended March 31, 2019
(in thousands)	Americas	Asia	Europe	Total
Market Sector:
Industrials	$42,767	$55,582	$17,416	$115,765
A&D	96,337	—	7,552	103,889
Medical	58,411	40,459	4,608	103,478
Test and instrumentation	28,400	24,743	12,878	66,021
Computing	110,268	14,009	33	124,310
Telecommunication	42,773	45,256	1,328	89,357
External revenue	378,956	180,049	43,815	602,820
Elimination of intersegment sales	13,102	7,360	145	20,607
Segment revenue	$392,058	$187,409	$43,960	$623,427

	Reportable Operating Segments
	Three Months Ended March 31, 2018
(in thousands)	Americas	Asia	Europe	Total
Market Sector:
Industrials	$52,687	$54,787	$18,174	$125,648
A&D	87,796	—	8,323	96,119
Medical	54,992	38,263	3,819	97,074
Test and instrumentation	46,030	39,233	17,112	102,375
Computing	86,221	14,900	2,417	103,538
Telecommunication	44,393	38,085	904	83,382
External revenue	372,119	185,268	50,749	608,136
Elimination of intersegment sales	6,666	9,854	47	16,567
Segment revenue	$378,785	$195,122	$50,796	$624,703

For both the three months ended March 31, 2019 and 2018, 94% of the Company’s revenue was recognized as products and services transferred over time.

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

As of March 31, 2019, 1.5 million additional common shares were available for issuance under the Company’s 2010 Plan.

All share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on their grant date fair values. The total compensation cost recognized for stock-based awards was $2.8 million and $2.9 million for the three months ended March 31, 2019 and 2018, respectively. The total income tax benefit recognized in the condensed consolidated income statement for stock-based awards was $0.7 million for each of the three months ended March 31, 2019 and 2018. Awards of restricted stock units and performance-based restricted stock units are valued at the closing market price of the Company’s common stock on the date of grant. For performance-based restricted stock units, compensation expense is based on the probability that the performance goals will be achieved, which is monitored by management throughout the requisite service period. When it becomes probable, based on the Company’s expectation of performance during the measurement period, that more or less than the previous estimate of the awarded shares will vest, an adjustment to stock-based compensation expense is recognized as a change in accounting estimate.

As of March 31, 2019, the unrecognized compensation cost and remaining weighted-average amortization period related to stock-based awards were as follows:

Performance-
	Time-based	based
	Restricted	Restricted
	Stock	Stock
(in thousands, except remaining period data)	Units	Units(1)
Unrecognized compensation cost	$ 25,211	$ 6,964
Remaining weighted-average
amortization period	3.2 years	2.1 years

(1) Based on the probable achievement of the performance goals identified in each award.

The total cash received by the Company as a result of stock option exercises for the three months ended March 31, 2019 and 2018 was approximately $0.3 million and $3.1 million, respectively. The actual tax benefit realized as a result of stock option exercises and the vesting of other share-based awards during the three months ended March 31, 2019 and 2018 was $1.4 million and $1.8 million, respectively. For the three months ended March 31, 2019 and 2018, the total intrinsic value of stock options exercised was $0.1 million and $2.0 million, respectively.

The Company awarded performance-based restricted stock units to employees during the three months ended March 31, 2019 and 2018. The number of performance-based restricted stock units that will ultimately be earned will not be determined until the end of the corresponding performance periods, and may vary from as low as zero to as high as 2.5 times the target number depending on the level of achievement of certain performance goals. The level of achievement of these goals is based upon the financial results of the Company for the last full calendar year within the performance period. The performance goals consist of certain levels of achievement using the following financial metrics: revenue growth, operating margin expansion, and return on invested capital. If the performance goals are not met based on the Company’s financial results, the applicable performance-based restricted stock units will not vest and will be forfeited. Shares subject to forfeited performance-based restricted stock units will be available for issuance under the Company’s 2010 Plan.

The following table summarizes activities relating to the Company’s stock options:

			Weighted-
		Weighted-	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	(in thousands)	Price	Term (Years)	(in thousands)
Outstanding as of December 31, 2018	374	$20.35
Exercised	(13)	21.82
Outstanding as of March 31, 2019	361	$20.29	4.10	$ 2,150
Exercisable as of March 31, 2019	361	$20.29	4.10	$ 2,150

The aggregate intrinsic value in the table above is before income taxes and is calculated as the difference between the exercise price of the underlying options and the Company’s closing stock price as of the last business day of the period ended March 31, 2019 for options that had exercise prices that were below the closing price.

As of March 31, 2019 and December 31, 2018, the Company had no restricted shares outstanding. Restricted stock units, time-based and performance-based, remain outstanding as detailed below.

The following table summarizes the activities related to the Company’s time-based restricted stock units:

		Weighted-
	Number of	Average
	Units	Grant Date
	(in thousands)	Fair Value
Non-vested awards outstanding as of December 31, 2018	595	$28.93
Granted	537	27.63
Vested	(170)	27.70
Forfeited	(18)	30.42
Non-vested awards outstanding as of March 31, 2019	944	$28.38

The following table summarizes the activities related to the Company’s performance-based restricted stock units:

		Weighted-
	Number of	Average
	Units	Grant Date
	(in thousands)	Fair Value
Non-vested awards outstanding as of December 31, 2018	319	$29.19
Granted (1)	188	27.51
Vested	(57)	31.40
Forfeited	(74)	21.01
Non-vested awards outstanding as of March 31, 2019	376	$28.96

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

The following table sets forth the calculation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
(in thousands, except per share data)	2019	2018
Net income (loss)	$13,773	$(23,641)

Denominator for basic earnings per share - weighted-average number of
common shares outstanding during the period	40,630	48,517
Incremental common shares attributable to exercise of dilutive options	76	—
Incremental common shares attributable to outstanding restricted
stock units	147	—
Denominator for diluted earnings per share	40,853	48,517

Basic earnings (loss) per share	$0.34	$(0.49)
Diluted earnings (loss) per share	$0.34	$(0.49)

Restricted stock units totaling 0.1 million shares for the three months ended March 31, 2019  were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive. Potentially dilutive securities totaling 0.3 million common shares for the three months ended March 31, 2018 were not included in the computation of diluted loss per share because their effect would have decreased the loss per share.

Note 6 – Goodwill and Other Intangible Assets

Goodwill allocated to the Company’s reportable segments was as follows:

(in thousands)	Americas	Asia	Total
Goodwill as of December 31, 2018 and March 31, 2019	$154,014	$38,102	$192,116

Other assets consist primarily of acquired identifiable intangible assets and capitalized purchased software costs. Intangible assets as of March 31, 2019 and December 31, 2018 were as follows:

	As of March 31, 2019
	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
Customer relationships	$100,123	$(42,224)	$57,899
Purchased software costs	39,811	(30,991)	8,820
Technology licenses	28,800	(21,781)	7,019
Trade names and trademarks	7,800	—	7,800
Other	868	(291)	577
Total	$177,402	$(95,287)	$82,115

	As of December 31, 2018
	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
Customer relationships	$100,146	$(40,661)	$59,485
Purchased software costs	39,069	(30,626)	8,443
Technology licenses	28,800	(21,006)	7,794
Trade names and trademarks	7,800	—	7,800
Other	868	(285)	583
Total	$176,683	$(92,578)	$84,105

Customer relationships are being amortized on a straight-line basis over a period of 10 to 14 years. Capitalized purchased software costs are amortized straight-line over the estimated useful life of the related software, which ranges from 2 to 10 years. Technology licenses are being amortized over their estimated useful lives in proportion to the economic benefits consumed. The Company’s acquired trade names and trademarks have been determined to have an indefinite life. Amortization on the statements of cash flow for the three months ended March 31, 2019 and 2018 was as follows:

	Three Months Ended
	March 31,
(in thousands)	2019	2018
Amortization of intangible assets	$2,367	$2,366
Amortization of capitalized purchased software costs	371	259
Amortization of debt costs	115	218
	$2,853	$2,843

The estimated future amortization expense of acquired intangible assets for each of the next five years is as follows (in thousands):

Year ending December 31,	Amount
2019 (remaining nine months)	$8,240
2020	10,215
2021	7,136
2022	6,943
2023	6,543

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

As of March 31, 2019, $150.0 million of the outstanding debt under the Credit Agreement is effectively at a fixed interest rate as a result of a $150.0 million notional interest rate swap contract discussed in Note 16. A commitment fee of 0.20% to 0.30% per annum (based on the debt to EBITDA ratio) on the unused portion of the revolving credit line is payable quarterly in arrears.

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

The Credit Agreement contains certain financial covenants as to interest coverage and debt leverage, and certain customary affirmative and negative covenants, including restrictions on the Company’s ability to incur additional debt and liens, pay dividends, repurchase shares, sell assets and merge or consolidate with other persons. Amounts due under the Credit Agreement could be accelerated upon specified events of default, including a failure to pay amounts due, breach of a covenant, material inaccuracy of a representation, or occurrence of bankruptcy or insolvency, subject, in some cases, to cure periods. As of

March 31, 2019, the Company was in compliance with all of these covenants and restrictions.

As of March 31, 2019, the Company had $150.0 million in borrowings outstanding under the Term Loan Facility and $2.8 million in letters of credit outstanding under the Revolving Credit Facility. The Company had $497.2 million available for future borrowings under the Revolving Credit Facility.

The Company’s Thailand subsidiary has a multi-purpose credit facility with Kasikornbank Public Company Limited (the Thai Credit Facility) that provides for 350 million Thai baht (approximately $11.0 million) working capital availability. The Thai Credit Facility is secured by land and buildings in Thailand owned by the Company’s Thailand subsidiary. Availability of funds under the Thai Credit Facility is reviewed annually and is currently accessible through October 2020. As of both March 31, 2019 and December 31, 2018, there were no working capital borrowings outstanding under the facility.

Note 8 – Contract Assets

As of March 31, 2019 and December 31, 2018, the Company had $157.0 million and $140.1 million, respectively, in contract receivables from contracts with customers. The contract receivables primarily relate to the Company’s right to consideration for work completed but not billed at the reporting date. The contract receivables are transferred to accounts receivable when the rights become unconditional.

Significant changes in the contract asset balance during the period are as follows:

	Three Months Ended
	March 31,
(in thousands)	2019	2018
Beginning balance as of December 31,	$140,082	$146,496
Revenue recognized	564,889	561,998
Amounts collected or invoiced	(547,946)	(560,871)
Ending balance as of March 31,	$157,025	$147,623

Note 9 – Inventories
Inventory costs are summarized as follows:
	March 31,	December 31,
(in thousands)	2019	2018

Raw materials	$305,603	$300,439
Work in process	7,524	7,321
Finished goods	2,436	2,215
	$315,563	$309,975

Note 10 – Accounts Receivable Sale Program

As of March 31, 2019, in connection with a trade accounts receivable sale program with an unaffiliated financial institution, the Company may elect to sell, at a discount, on an ongoing basis, up to a maximum of $80.0 million of specific accounts receivable at any one time.

During the three months ended March 31, 2019 and 2018, the Company sold $52.9 million and $40.0 million, respectively, of accounts receivable under this program, and in exchange, the Company received cash proceeds of $52.7 million and $39.9 million, respectively, net of the discount. The loss on the sale resulting from the discount was recorded to other expense within the Condensed Consolidated Statements of Income.

Note 11 – Income Taxes
Income tax expense consists of the following:
	Three Months Ended
	March 31,
(in thousands)	2019	2018

Federal – current	$675	$(304)
Foreign – current	1,558	2,154
State – current	688	306
Deferred	685	39,000
	$3,606	$41,156

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

As of December 31, 2018, the Company had approximately $330 million in cumulative undistributed foreign earnings of its foreign subsidiaries. These earnings would not be subject to U.S. income tax, if distributed to the Company. The Company has changed its assertion on its foreign subsidiaries earnings that are permanently reinvested. A certain amount of earnings from specific foreign subsidiaries are permanently reinvested, and certain foreign earnings from other specific foreign subsidiaries is considered to be non-permanently reinvested and is available for immediate distribution to the Company. Income taxes have been accrued on the non-permanently reinvested foreign earnings including the 2017 Transition Tax, the U.S. tax on GILTI, and any applicable local withholding taxes. As a result of this change in assertion for undistributed earnings prior to December 31, 2017, the Company recorded $30.7 million of deferred tax expense for foreign withholding tax from Asia and $9.4 million of deferred U.S. state income tax expense in the first three months of 2018.

Excluding the impact of these items, income tax expense differs from the amount computed by applying the U.S. federal statutory income tax rate to income before income taxes primarily due to the mix of taxable income by taxing jurisdiction, the impact of tax incentives and tax holidays in foreign locations, state income taxes (net of federal benefit) and the U.S. tax under GILTI.

The Company has been granted certain tax incentives, including tax holidays, for its subsidiaries in Malaysia and Thailand that will expire at various dates, unless extended or otherwise renegotiated, through 2021 in Malaysia and 2028 in Thailand, and are subject to certain conditions with which the Company expects to comply. The net impact of these tax incentives was to lower income tax expense for the three months ended March 31, 2019 and 2018 by approximately $1.7 million (approximately $0.04 per diluted share) and $2.9 million (approximately $0.06 per diluted share), respectively, as follows:

	Three Months Ended
	March 31,
(in thousands)	2019	2018
China	$—	$422
Malaysia	646	1,308
Thailand	1,030	1,144
	$1,676	$2,874

The Company’s Chinese subsidiary had a tax incentive that expired in 2018 and expects to submit an application for a new tax incentive in China during the second half of 2019.

As of March 31, 2019, the total amount of the reserve for uncertain tax benefits including interest and penalties was $0.4 million. The reserve is classified as a current or long-term liability in the condensed consolidated balance sheets based on the Company’s expectation of when the items will be settled. The Company records interest expense and penalties accrued in relation to uncertain income tax benefits as a component of current income tax expense. The amount of accrued potential interest on unrecognized tax benefits included in the reserve as of March 31, 2019 was $0.1 million. The reserve for potential penalties was seventeen thousand dollars.

The Company and its subsidiaries in Brazil, China, Ireland, Malaysia, Mexico, the Netherlands, Romania, Singapore, Thailand and the United States remain open to examination by the various local taxing authorities, in total or in part, for fiscal years 2012 to 2018. Currently, the Company does not have any ongoing income tax examinations by any jurisdiction. During the course of such income tax examinations, disputes may occur as to matters of fact or law. Also, in most tax jurisdictions, the passage of time without examination will result in the expiration of applicable statutes of limitations thereby precluding examination of the tax period(s) for which such statute of limitation has expired. The Company believes that it has adequately provided for its tax liabilities.

Note 12 – Segment and Geographic Information

The Company currently has manufacturing facilities in the Americas, Asia and Europe to serve its customers. The Company is operated and managed geographically, and management evaluates performance and allocates the Company’s resources on a geographic basis. Intersegment sales are generally recorded at prices that approximate arm’s length transactions. Operating segments’ measure of profitability is based on income from operations, which includes net sales to third parties, related cost of sales and operating expenses directly attributable to the segment. The operating margin of each segment reflects the cost structure of the segments and are not comparable. The accounting policies for the reportable operating segments are the same as for the Company taken as a whole. The Company has three reportable operating segments: Americas, Asia and Europe. Information about operating segments is as follows:

	Three Months Ended
	March 31,
(in thousands)	2019	2018

Net sales:
Americas	$392,058	$378,785
Asia	187,409	195,122
Europe	43,960	50,796
Elimination of intersegment sales	(20,607)	(16,567)
	$602,820	$608,136

Depreciation and amortization:
Americas	$5,381	$5,609
Asia	2,811	2,822
Europe	814	884
Corporate	3,166	3,069
	$12,172	$12,384

Income from operations:
Americas	$20,228	$16,737
Asia	15,385	17,649
Europe	940	2,995
Corporate and intersegment eliminations	(20,466)	(19,414)
	$16,087	$17,967
Other income (expense):
Interest expense	(1,609)	(2,428)
Interest income	1,297	1,933
Other income	1,604	43
Income before income taxes	$17,379	$17,515

Capital expenditures:
Americas	$4,753	$12,849
Asia	2,838	5,713
Europe	388	1,022
Corporate	2,095	1,293
	$10,074	$20,877

	March 31,	December 31,
(in thousands)	2019	2018

Total assets:
Americas	$853,218	$852,776
Asia	550,169	540,094
Europe	127,687	113,165
Corporate and other	337,856	393,748
	$1,868,930	$1,899,783

Geographic net sales information reflects the destination of the product shipped. Long-lived assets information is based upon the physical location of the asset.
	Three Months Ended
	March 31,
(in thousands)	2019	2018

Geographic net sales:
United States	$418,364	$391,967
Asia	86,624	106,991
Europe	73,345	80,541
Other foreign	24,487	28,637
	$602,820	$608,136

	March 31,	December 31,
	2019	2018
Long-lived assets:
United States	$250,535	$190,056
Asia	77,690	79,051
Europe	18,629	9,537
Other foreign	29,712	22,945
	$376,566	$301,589

Note 13 – Supplemental Cash Flow and Non-Cash Information
The following is additional information concerning supplemental disclosures of cash payments.

	Three Months Ended
	March 31,
(in thousands)	2019	2018
Income taxes paid, net	$2,242	$1,416
Interest paid	1,990	2,256

Non-cash investing activity:
Additions to property, plant and equipment in accounts payable	$1,945	$11,035

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

The Company recognized restructuring charges during 2019 and 2018 primarily related to facility transitions in the Americas, capacity reduction and reductions in workforce in certain facilities across various regions. The following table summarizes the 2019  activity in the accrued restructuring balances related to the restructuring activities initiated prior to March 31, 2019:

	Balance as of			Foreign	Balance as of
	December 31,	Restructuring	Cash	Exchange	March 31,
(in thousands)	2018	Charges	Payment	Adjustments	2019
2019 Restructuring:
Severance	$—	$236	$(130)	$—	$106
Other exit costs	—	93	(31)	—	62
	—	329	(161)	—	168

2018 Restructuring:
Severance	282	—	(282)	—	—
Other exit costs	918	228	(1,051)	—	95
	1,200	228	(1,333)	—	95
2017 Restructuring:
Other exit costs	135	—	—	(1)	134
	135	—	—	(1)	134
Total	$1,335	$557	$(1,494)	$(1)	$397

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

The Company’s financial instruments include cash equivalents, accounts and other receivables, accounts payable, accrued liabilities and long-term debt. The Company believes that the carrying values of these instruments approximate fair value. As of March 31, 2019, the Company’s long-term investments and derivative instruments were recorded at fair value using Level 3 inputs. The Company uses derivative instruments to manage the variability of foreign currency obligations and interest rates. The Company does not enter into derivatives for speculative purposes.

The forward currency exchange contract in place as of March 31, 2019 has not been designated as an accounting hedge and, therefore, changes in fair value are recorded within the Condensed Consolidated Statements of Income.

The Company has an interest rate swap agreement, with a notional amount of $150.0 million as of March 31, 2019 and December 31, 2018, to hedge a portion of its interest rate exposure on outstanding borrowings under the Credit Agreement. Under this interest rate swap agreement, the Company receives variable rate interest payments based on the one-month LIBOR rate and pays fixed rate interest payments. The fixed interest rate for the contract is 2.928%. The effect of this swap is to convert a portion of the floating rate interest expense to fixed interest rate expense. Based on the terms of the interest rate swap contract and the underlying borrowings outstanding under the Credit Agreement, the interest rate contract was determined to be highly effective, and thus qualifies and has been designated as a cash flow hedge. As such, changes in the fair value of the interest rate swap are recorded in other comprehensive income on the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of cash flows.

The fair value of the interest rate swap was a $4.4 million liability as of March 31, 2019 and a $3.0 million liability as of December 31, 2018.  During the three months ended  March 31, 2019, the Company recorded unrealized loss of $1.4 million ($1.0 million net of tax) on the swap in other comprehensive income.

As of December 31, 2017, the Company had an interest rate swap agreement with a notional amount of $155.3 million with a fixed interest rate of 1.4935% which was terminated in October 2018 for $3.5 million. This gain is being amortized to offset interest expense over the original term of the swap agreement. During the three months ended  March 31, 2019, the Company transferred unrealized gains of $0.4 million ($0.3 million net of tax) on the terminated swap to interest expense. See Note 17.

Note 17 – Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component were as follows:

	Foreign
	currency	Derivative
	translation	instruments,
(in thousands)	adjustments	net of tax	Other	Total
Balances, December 31, 2018	$(11,840)	$116	$600	$(11,124)
Other comprehensive loss
before reclassifications	(833)	(1,017)	—	(1,850)
Amounts reclassified from accumulated
other comprehensive loss	—	(268)	(15)	(283)
Net current period other comprehensive loss	(833)	(1,285)	(15)	(2,133)
Balances, March 31, 2019	$(12,673)	$(1,169)	$585	$(13,257)

See Note 16 for further explanation of the change in derivative instruments that is recorded to Accumulated Other Comprehensive Loss. Amounts reclassified from accumulated other comprehensive loss during 2019 primarily affected interest expense and selling, general and administrative expenses.

Note 18 – Shareholders’ Equity

Dividends

The Company began declaring and paying quarterly dividends during the first quarter of 2018. For the three months ended March 31, 2019, cash dividends paid totaled $6.2 million. On March 15, 2019, the Company declared a quarterly cash dividend of $0.15 per share of the Company’s common stock to shareholders of record as of March 29, 2019. The dividend of $5.9 million was paid on April 11, 2019. The Board of Directors currently intends to continue paying quarterly dividends. However, the Company’s future dividend policy is subject to the Company’s compliance with applicable law, and depending on, among other things, the Company’s results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in the Company’s debt agreements, and other factors that the Board of Directors may deem relevant. Dividend payments are not mandatory or guaranteed; there can be no assurance that the Company will continue to pay a dividend in the future.

Share Repurchase Authorization

On October 26, 2018, the Board of Directors authorized the repurchase of $100 million of the Company’s common stock in addition to the $250 million previously approved on March 6, 2018. As of March 31, 2019, the Company had $140.5 million remaining under the stock repurchase authorization.

Note 19 – Leases

The Company determines if a contract is or contains a lease at inception. The Company has entered into leases for certain facilities, vehicles and other equipment. The Company’s leases consist mainly of operating leases which expire at various dates through 2036. Variable lease payments are generally expensed as incurred and include certain index-based changes in rent, certain nonlease components, such as maintenance and other services provided by the lessor, and other charges included in the lease.

The components of lease expense for the three months ended March 31, 2019 were as follows (in thousands):

Finance lease cost:
Amortization of right-to-use assets (included in depreciation expense)	$178
Interest on lease liabilities	146
Operating lease cost	4,448
Short-term lease cost	200
Variable lease cost	366
Total lease cost	$5,338

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for finance lease	$157
Operating cash flows used for operating leases	$3,835
Financing cash flows used for finance lease	$273
Right-to-use assets obtained in exchange for new operating lease liabilities	$660

The lease assets and liabilities as of March 31, 2019 were as follows (in thousands):

Finance lease right-of-assets (included in other assets)	$2,845
Operating lease right-of-use assets	$81,159
Finance liability, current (included in current installments of long-term debt)	$1,206
Finance lease liability, noncurrent (included in long-term debt)	$4,668
Operating lease liability, current (included in other accrued liabilities)	$11,889
Operating lease liability, noncurrent	$70,859
Weighted average remaining lease term – finance leases	4.0 years
Weighted average remaining lease term – operating leases	9.57 years
Weighted average discount rate – finance leases	10.10%
Weighted average discount rate – operating leases	4.63%

Future annual minimum lease payments and finance lease commitments as of March 31, 2019 were as follows (in thousands):

	Operating	Finance
Year ending December 31,	Leases	Leases
2019 (remaining nine months)	$11,240	$1,316
2020	14,301	1,781
2021	12,022	1,816
2022	10,308	1,853
2023	9,715	465
2024 and thereafter	46,917	—
Total minimum lease payments	$104,503	$7,231
Less: imputed interest	(21,755)	(1,357)
Present value of lease liabilities	$82,748	$5,874

As of March 31, 2019, the Company’s future operating leases that have not yet commenced are immaterial.

Future annual minimum lease payments and capital lease commitments in effect as of December 31, 2018 having a noncancelable term in excess of one year as determined prior to the adoption of ASU 842 were as follows (in thousands):

	Operating	Capital
Year ending December 31,	Leases	Leases
2019	$15,272	$1,746
2020	14,518	1,781
2021	12,203	1,816
2022	10,466	1,853
2023	9,890	465
Thereafter	47,868	—
Total minimum lease payments	$110,217	$7,661
Less: amount representing interest		1,514
Present value of minimum lease payments		6,147
Less: current installments		1,168
Capital lease obligations, less current installments		$4,979

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report (this Report) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts and may include words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” “will,” or the negative or other variations thereof. In particular, statements, express or implied, concerning future operating results or the ability to generate sales, income or cash flow are forward-looking statements. Undue reliance should not be placed on any forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions that are beyond our ability to control or predict, including those discussed in Part I, Item 1A of the 2018 10-K and any added under  Part II, Item 1A of this Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes, including the future results of our operations, may vary materially from those indicated. The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying notes, and the 2018 10-K.

OVERVIEW

We are a worldwide provider of innovative product design, engineering services, technology solutions and advanced manufacturing services (both electronic manufacturing services (EMS) and precision technology machining services). In this Report, references to Benchmark, the Company or use of the words “we”, “our” and “us” include Benchmark’s subsidiaries unless otherwise noted.

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

Our customer engagement focuses on three principal areas:

•  Engineering Services, which includes turnkey product design, design for manufacturability, manufacturing process and test development, concurrent and sustaining engineering and regulatory services. Our engineering services may be for systems, sub-systems, printed circuit boards and assemblies, and components. We provide these services across all the industries we serve, but focus primarily in regulated industries such as medical, complex industrials, aerospace and defense, and next-generation telecommunications.

•  Technology Solutions, which involve developing a library of building blocks or reference designs primarily in defense solutions, surveillance systems, radio frequency and high-speed design, and front-end managed connectivity data collection systems. We often merge these technology solutions with engineering services in order to support manufacturing services. Our reference designs can be utilized across a variety of industries but we have significant capabilities in the aerospace and defense and next generation telecommunication markets. We have also developed stronger capabilities in radio frequency (RF) and high speed design for both components and substrates. The need to reduce Size, Weight, and Power (SWaP) to accommodate embedding high frequency electronic communications into specific designs is important to customers in the aerospace and defense, medical, and next generation telecommunications markets.

•  Manufacturing Services, which include producing printed circuit board assemblies (PCBAs) using both traditional surface mount technologies (SMT) and microelectronics are then often integrated into a subsystem assembly, or a box build as part of systems integration. Systems integration often involves building a finished assembly that includes PCBAs, complex subsystem assemblies, mechatronics, displays, optics, and other components. These final products may be configured to order and delivered directly to the end-customer across all the industries we serve. Manufacturing services also includes precision technology manufacturing comprised of precision machining, advanced metal joining, assembly and functional testing primarily for customers in the test & instrumentation market (semiconductor capital equipment) as well as the medical and aerospace and defense markets.

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

We believe our primary competitive advantages are our engineering services (including product design), technology solutions, and manufacturing services (including electronics and precision technology capabilities) provided by highly skilled personnel. We continue to invest in our business to expand our skills and service offerings from direct customer inputs. We have a closed-loop feedback system in place to respond to customer ideas to enhance our future designs and manufacturing solutions in support of the full life cycle of their products. These solutions offload our customers from worrying about the electronics design so they can focus on product areas where they can provide more value add and in the process accelerate their time-to-market and reduce their product development costs. Working closely with our customers and responding promptly to their needs, we become an integral part of their development process helping them bring products to market faster and more economically.

In addition, we believe that a strong focus on human capital through the talent we hire and retain is critical to maintaining our competitiveness. We are driving a customer-centric organization with a high degree of accountability and ownership to develop processes necessary to exceed customer expectations and deliver financial performance aligned to our goals. Through our employee feedback process, we solicit and act upon information to improve our company and better support our customers and business processes in the future. We have taken steps to attract the best leaders into our business and we are accelerating our efforts to mentor and develop key leaders for the future.

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

We recognize revenue as the customer takes control of the manufactured products built to customer specifications. We also generate revenue from our design, development and engineering services, in addition to the sale of other inventory.

Revenue is measured based on the consideration specified in a contract with a customer. Under the majority of our manufacturing contracts with customers, the customer controls all of the work-in-progress as products are being built. Revenues under these contracts are recognized over time based on the cost-to-cost method. Under other manufacturing contracts, the customer does not take control of the product until it is completed. Under these contracts, we recognize revenue upon transfer of control of product to the customer, which is generally when the goods are shipped. Revenue from engineering services that include design and development elements also continues to be recognized over time as the services are performed. We assume no significant obligations after shipment as we typically warrant workmanship only. Therefore, the warranty provisions are generally not significant.

First Quarter 2019 Highlights

Sales for the three months ended March 31, 2019 decreased 1% to $602.8 million compared to $608.1 million during the comparable 2018 period. During the first quarter of 2019, sales to customers in our various industry sectors fluctuated from the comparable 2018 period as follows:

Higher-Value Markets

•          Industrials decreased by 8%,

•          A&D increased by 8%,

•          Medical increased by 7%, and

•          Test & Instrumentation decreased by 36%.

Traditional Markets

•          Computing increased by 20%, and

•          Telecommunications increased by 7%.

The overall revenue decrease was driven primarily by softer demand for semiconductor capital equipment in the Test & Instrumentation sector. Higher-value markets were down 8% while traditional market revenues were up 14% year-over-year primarily from higher Computing revenues.

Our sales depend on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, can adversely affect us. A substantial percentage of our sales are made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. Sales to our 10 largest customers represented 41% and 44% of our sales in the three months ended March 31, 2019 and 2018, respectively.

As part of our ongoing process to review contracts that are marginal and dilutive to our gross margin, we are not renewing the legacy contract with a large Computing customer that expires at the end of 2019. We have begun the transition planning and expect revenues related to this legacy contract in the second half of 2019 to be approximately $20 million (an approximate 88% decrease from the second half of 2018).

During the three months ended March 31, 2019, we recovered $2.7 million from a recent customer insolvency in the Industrials sector. Of the recovery amount, $1.7 million was recovery of bad debt expenses and $1.0 million was recovery from the write down of inventory. These recoveries decreased cost of sales by $1.0 million and selling, general and administrative expenses (SG&A) by $1.7 million.

We experience fluctuations in gross profit from period to period. Different programs contribute different gross profits depending on the type of services involved, location of production, size of the program, complexity of the product and level of material costs associated with the various products. Moreover, new programs can contribute relatively less to our gross profit in their early stages when manufacturing volumes are usually lower, resulting in inefficiencies and unabsorbed manufacturing overhead costs. In addition, a number of our new and higher-volume programs remain subject to competitive constraints that can exert downward pressure on our margins. During periods of low production volume and slow new program ramps, we generally have idle capacity and reduced gross profit.

We have undertaken initiatives to restructure our business operations with the intention of improving utilization and reducing costs. During the first three months of 2019, we recognized $1.6 million of restructuring charges and other costs due in part to expenses associated with various site restructuring activities and our recent proxy activity.

RESULTS OF OPERATIONS

The following table presents the percentage relationship that certain items in our Condensed Consolidated Statements of Income bear to sales for the periods indicated. The financial information and the discussion below should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto in Part I, Item 1 of this Report. For ease of reference, we refer to the first quarter of 2019 below simply as “2019” and the first quarter of 2018 simply as “2018”.

	Three Months Ended
	March 31,
	2019	2018

Sales	100.0%	100.0%
Cost of sales	91.1	90.4
Gross profit	8.9	9.6
Selling, general and administrative expenses	5.6	5.9
Amortization of intangible assets	0.4	0.4
Restructuring charges and other costs	0.3	0.4
Income from operations	2.7	3.0
Other income (expense), net	0.2	(0.1)
Income before income taxes	2.9	2.9
Income tax expense	0.6	6.8
Net income (loss)	2.3%	(3.9)%

Sales

As noted above, sales decreased 1% in 2019 from 2018. Sales by sector were as follows:

	Three Months Ended
	March 31,
(in thousands)	2019	2018
Higher-Value Markets
Industrials	$115,765	$125,648
A&D	103,889	96,119
Medical	103,478	97,074
Test & Instrumentation	66,021	102,375
	389,153	421,216
Traditional Markets
Computing	124,310	103,538
Telecommunications	89,357	83,382
	213,667	186,920
Total	$602,820	$608,136

Industrials. 2019  sales decreased 8% to $115.8 million from $125.6 million in 2018 primarily due to the insolvency of a customer as noted above and decreased demand across several of our customers.

Aerospace and Defense. 2019  sales increased 8% to $103.9 million from $96.1 million in 2018 primarily due to increased demand from military and security communication devices and commercial aerospace products.

Medical. 2019  sales increased 7% to $103.4 million from $97.1 million in 2018 primarily due to increased demand for renal and imaging products.

Test & Instrumentation. 2019  sales decreased 36% to $66.0 million from $102.4 million in 2018. The decrease reflects declines in demand throughout the broader semiconductor capital equipment market.

Computing. 2019 sales increased 20% to $124.3 million from $103.5 million in 2018. The increase is primarily due to increased demand from certain storage customers.

Telecommunications. 2019  sales increased 7% to $89.4 million from $83.4 million in 2018. The increase related primarily to new program ramps with satellite and broadcast products.

Our international operations are subject to the risks of doing business abroad. See Part I, Item 1A of our 2018 10-K for factors pertaining to our international sales and fluctuations in the exchange rates of foreign currency and for further discussion of potential adverse effects in operating results associated with the risks of doing business abroad. During 2019 and 2018, 45% and 48%, respectively, of our sales were from international operations.

Gross Profit

Gross profit decreased 8% to $53.8 million for 2019 from $58.3 million in 2018. For the three months ended March 31, 2019 and 2018, gross profit included $1.0 million and $0.3 million, respectively, of recoveries associated with inventory charges from customer insolvencies in 2018 and 2017. Including the partial inventory charge recoveries in the first quarter of 2019 and 2018, gross margin was 8.9% for the three months ended March 31, 2019 and 9.6% for the three months ended March 31, 2018. Excluding these items, gross margin decreased to 8.8% for the three months ended March 31, 2019 from 9.5% in 2018 primarily due to the 36% reduction in Test & Instrumentation revenue, which typically has higher gross margins compared to our corporate average.

Selling, General and Administrative Expenses

SG&A decreased 6% to $33.8 million in 2019 from $35.8 million in 2018. During 2019, we had a $1.7 million recovery of a provision for accounts receivable associated with the insolvency of a customer. Including this recovery, SG&A, as a percentage of sales, was 5.6% in 2019 and 5.9% in 2018. Excluding this recovery, SG&A, as a percentage of sales, was 5.9% in both 2019 and 2018.

Restructuring Charges and Other Costs

During the first three months of 2019, we recognized $0.6 million of restructuring charges, primarily related to reductions in workforce in certain facilities in the Americas and Asia. In addition, during the first three months of 2019, we incurred $1.0 million in costs primarily related to fees and costs incurred in reaching the cooperation agreement with Engaged Capital and other proxy related activities as well as our CEO transition. We expect to incur additional restructuring charges and other costs ranging from $3.0 million to $4.0 million in the second quarter of 2019 as we continue to reduce excess capacity and improve our cost structure. In the first three months of 2018, we recognized $1.4 million of restructuring charges, primarily related to facility transition and closures in the Americas and reductions in workforce in certain facilities primarily in the Americas, and $0.8 million in costs related to the transition of our corporate headquarters to Arizona. See Note 15 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.

Interest Expense

Interest expense decreased to $1.6 million during the first three months of 2019 from $2.4 million during the comparable 2018 period due to lower debt levels.

Interest Income

Interest income decreased to $1.3 million during the first three months of 2019 from $1.9 million during the comparable 2018 period due primarily to lower invested cash equivalents.

Income Tax Expense

Income tax expense of $3.6 million represented an effective tax rate of 20.8% for the first three months of 2019, compared with $41.2 million for the comparable 2018 period, which represented an effective tax rate of 235.0%. During the first quarter of 2018, we changed our historical repatriation strategy. Previously, we had historically asserted our intention to indefinitely reinvest undistributed foreign earnings. As of March 31, 2018, we no longer consider the earnings prior to December 31, 2017 to be indefinitely reinvested in our foreign subsidiaries. As a result of this change in assertion for undistributed earnings, we recorded a $30.7 million tax expense for foreign withholding tax from Asia and $9.4 million for U.S. state income tax expense. In addition, during the period ended March 31, 2018, we released $0.5 million of uncertain tax benefits from a U.S. Internal Revenue Service (IRS) audit related to the Secure Communication Systems, Inc. acquisition and we had additional tax benefits related to stock compensation and tax returns filed in the first quarter of 2018. Excluding the tax effects of the change in the assertion of undistributed foreign earnings and the various tax benefits recorded in the period ended March 31, 2018, the effective tax rate in the first quarter of 2018 would have been 15.6% compared to 20.8% in the first quarter of 2019. The increase in the effective tax rate was primarily a result of higher taxable income in geographies with higher tax rate in 2019 and the expiration of a China tax incentive in December 2018.

We have been granted certain tax incentives, including tax holidays, for our subsidiaries in Malaysia and Thailand that will expire at various dates, unless extended or otherwise renegotiated, through 2021 in Malaysia, and 2028 in Thailand. Our Chinese subsidiary expects to submit an application for a new tax incentive in China during the second half of 2019. See Note 11 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.

Net Income (Loss)

We reported net income of $13.8 million, or $0.34 per diluted share, for the first three months of 2019, compared with net a loss of $23.6 million, or $0.49 per diluted share, for the same period in 2018. The net increase of $37.4 million from 2018 was primarily the result of the tax expense related to the change in our historical repatriation strategy discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our organic growth and operations through funds generated from operations and occasional borrowings under our revolving credit facility. Cash and cash equivalents totaled $395.3 million at March 31, 2019 and $458.1 million at December 31, 2018, of which $165.7 million and $154.4 million, respectively, were held outside the U.S. in various foreign subsidiaries.

Cash provided by operating activities during the first three months was $16.4 million for 2019 and consisted primarily of $13.8 million of net income adjusted for $12.2 million of depreciation and amortization and a $64.2 million decrease in accounts receivable, offset by a $16.9 million increase in contract assets, a $5.9 million increase in inventories, a $45.9 million decrease in accounts payable and a $12.1 million decrease in accrued liabilities. The increase in contract assets and inventories is primarily related to longer lead production times in support of production for certain customers. The decrease in accounts payable was a result of the timing of payments. Working capital was $0.8 billion at March 31, 2019 and $0.9 billion at December 31, 2018.

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

Cash used in investing activities during the first three months was $10.2 million for 2019, primarily due to purchases of additional property, plant and equipment totaling $9.3 million. The purchases of property, plant and equipment were primarily for machinery and equipment in the Americas and Asia.

Cash used in financing activities during the first three months of 2019 was $68.5 million. Share repurchases totaled $61.1 million, net principal payments on long-term debt totaled $0.3 million, dividends totaled $6.2 million, and we received $0.3 million from the exercise of stock options.

Under the terms of our $650.0 million Credit Agreement, in addition to the Term Loan facility, we have a $500.0 million five-year revolving credit facility to be used for general corporate purposes, both with a maturity date of July 20, 2023. The Credit Agreement includes an accordion feature pursuant to which total commitments under the facility may be increased by an additional $275.0 million, subject to satisfaction of certain conditions. As of March 31, 2019, we had $150.0 million in borrowings outstanding under the Term Loan facility and $2.8 million in letters of credit outstanding under our revolving credit facility. See Note 7 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report for more information regarding the terms of the Credit Agreement.

The Credit Agreement contains certain financial covenants as to interest coverage and debt leverage, and certain customary affirmative and negative covenants, including restrictions on our ability to incur additional debt and liens, pay dividends, repurchase shares, sell assets and merge or consolidate with other persons. Amounts due under the Credit Agreement could be accelerated upon specified events of default, including a failure to pay amounts due, breach of a covenant, material inaccuracy of a representation, or occurrence of bankruptcy or insolvency, subject, in some cases, to cure periods. As of March 31, 2019, we were in compliance with all of these covenants and restrictions.

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

As of March 31, 2019, we had cash and cash equivalents totaling $395.3 million and $497.2 million available for borrowings under the Revolving Credit Facility. During the next 12 months, we believe our capital expenditures will approximate $40 million to $50 million, principally for machinery and equipment to support our ongoing business around the globe.

On October 26, 2018, our Board of Directors approved an expanded stock repurchase program granting us the authority to repurchase up to $100 million in common stock in addition to the $250 million approved on March 6, 2018. As of March 31, 2019, we had $140.5 million remaining under the share repurchase authorization to purchase additional shares. We are under no commitment or obligation to repurchase any particular amount of common stock.

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

CONTRACTUAL OBLIGATIONS

We have certain contractual obligations for operating and capital leases that were summarized in a table of Contractual Obligations in our 2018 10-K. There have been no material changes to our contractual obligations, outside of the ordinary course of our business, since December 31, 2018.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2019, we did not have any significant off-balance sheet arrangements. See Note 16 to the Condensed Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES AND RECENTLY ENACTED ACCOUNTING PRINCIPLES

Management’s discussion and analysis is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. Our significant accounting policies are summarized in Note 1 to the Consolidated Financial Statements included in our 2018 10-K. Also, see Note 2  to the Condensed Consolidated Financial Statements above for a discussion of recently enacted accounting principles.

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

We transact business in various foreign countries and are subject to foreign currency fluctuation risks. We use natural hedging and forward contracts to economically hedge transactional exposure primarily associated with trade accounts receivable, other receivables and trade accounts payable that are denominated in a currency other than the functional currency of the respective operating entity. We do not use derivative financial instruments for speculative purposes. The forward contract in place as of March

31, 2019 has not been designated as an accounting hedge and, therefore, changes in fair value are recorded within our Condensed Consolidated Statements of Income.

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

We are also exposed to interest rate risk on borrowings under our Credit Agreement. As of March 31, 2019, we had $150.0 million outstanding on the floating rate term loan facility, and we have an interest rate swap agreement with a notional amount of $150.0 million. Under this swap agreement, we receive variable rate interest rate payments and pay fixed rate interest payments. The effect of this swap is to convert a portion of our floating rate interest expense to fixed interest rate expense. The interest rate swap is designated as a cash flow hedge. For additional information, see Note 16 to the Condensed Consolidated Financial Statements in Item 1 of this Report.

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

PART II—OTHER INFORMATION

Item 1.            Legal Proceedings

We are involved in various legal actions arising in the ordinary course of business. Other than as described below, there have been no material changes to the legal proceedings previously reported under Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2018, and, in the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position or results of operations.

We are plaintiffs in a multi-district class action filed in the US District Court for the District of Arizona on June 28, 2017, Case No. 2:17-cv-02058-DJH. The case was brought against eighteen worldwide manufacturers of aluminum, tantalum, and film capacitors. The plaintiffs, including the Company and several of its subsidiaries, allege that the manufacturers participated in a conspiracy to fix the prices of and allocate markets for the affected capacitors between 2001 and 2014. While the litigation is still ongoing, three of the eighteen defendant groups have settled out of court resulting in a net recovery of $1,836,000 by Benchmark.

Item 1A.        Risk Factors

There are no material changes to the risk factors set forth in Part I, Item 1A of our 2018 10-K.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

(c)  The following table provides information for the quarter ended March 31, 2019 about the Company’s repurchases of its equity securities registered pursuant to Section 12 of the Exchange Act, at a total cost of $61.1 million:

ISSUER PURCHASES OF EQUITY SECURITIES
(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares	Dollar Value)
			(or Units)	of Shares
			Purchased as	(or Units) that
	(a) Total		Part of	May Yet Be
	Number of		Publicly	Purchased
	Shares (or	(b) Average	Announced	Under the
	Units)	Price Paid per Share	Plans or	Plans or
Period	Purchased(1)	(or Unit)(2)	Programs	Programs(3)
January 1 to 31, 2019	576,604	$22.73	576,604	$188.4 million
February 1 to 28, 2019	281,865	$26.78	281,865	$180.9 million
March 1 to 31, 2019	1,524,390	$26.49	1,524,390	$140.5 million
Total	2,382,859	$25.61	2,382,859

(1) All stock repurchases were made on the open market.

(2) Average price paid per share is calculated on a settlement basis and excludes commission.

(3) On October 26, 2018, the Board of Directors authorized the repurchase of $100 million of the Company’s common stock in addition to the $250 million previously approved on March 6, 2018. Net of shares repurchased to date, the total remaining authorization outstanding as of March 31, 2019 is $140.5 million. Stock purchases may be made in the open market, in privately negotiated transactions or block transactions, at the discretion of the Company’s management and as market conditions warrant. Purchases are funded from available cash and may be commenced, suspended or discontinued at any time without prior notice. Shares of stock repurchased under the program are retired.

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

4.1                      Specimen form of certificate evidencing the Common Shares (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014) (Commission file number 1-10560)

10.1 (1)               Agreement, dated February 25, 2019, by and among the Company, Engaged Capital, LLC, Glenn W. Welling, Engaged Capital Flagship Master Fund, LP, Engaged Capital Flagship Fund, LP, Engaged Capital Flagship Fund, Ltd. and Engaged Capital Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 26, 2019 (Commission file number 1-10560))

10.2 (1) (3)           Employment Agreement, dated February 26, 2019, between the Company and Jeffrey W. Benck (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 28, 2019 (Commission file number 1-10560))

31.1 (1)               Section 302 Certification of Chief Executive Officer

31.2 (1)               Section 302 Certification of Chief Financial Officer

32.1 (2)               Section 1350 Certification of Chief Executive Officer

32.2 (2)               Section 1350 Certification of Chief Financial Officer

101.INS (4)        XBRL Instance Document

101.SCH (4)       XBRL Taxonomy Extension Schema Document

101.CAL (4)       XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB (4)       XBRL Taxonomy Extension Label Linkbase Document

101.PRE (4)       XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF (4)       XBRL Taxonomy Extension Definition Linkbase Document

(1)   Filed herewith.

(2)  Furnished herewith

(3)  Indicates management contract or compensatory plan or arrangement.

(4)  XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 8, 2019.

BENCHMARK ELECTRONICS, INC.
(Registrant)
By: /s/ Jeffrey W. Benck
Jeffrey W. Benck
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Roop K. Lakkaraju
Roop K. Lakkaraju
Chief Financial Officer
(Principal Financial and Accounting Officer)