Form 10-Q
period 2019-06-30
BENCHMARK ELECTRONICS INC
filed 2019-08-08
CIK 863436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

_______________

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Act). Yes ☐ No ☑

As of August 7, 2019, there were 37,627,463 shares of common stock of Benchmark Electronics, Inc., par value $0.10 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
(in thousands, except par value)	2019	2018

Assets
Current assets:
Cash and cash equivalents	$396,613	$458,102
Accounts receivable, net of allowance for doubtful accounts of $69
and $1,733, respectively	362,881	468,161
Contract assets	155,546	140,082
Inventories	316,237	309,975
Prepaid expenses and other assets	25,730	27,024
Income taxes receivable	803	206
Total current assets	1,257,810	1,403,550
Property, plant and equipment, net of accumulated depreciation of
$464,244 and $460,708, respectively	202,665	210,954
Operating lease right-of-use assets	83,985	—
Goodwill	192,116	192,116
Deferred income taxes	2,269	2,478
Other, net	89,033	90,685
	$1,827,878	$1,899,783

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$8,744	$6,793
Accounts payable	372,106	422,053
Income taxes payable	7,894	10,435
Accrued liabilities	98,916	97,878
Total current liabilities	487,660	537,159
Long-term debt, less current installments	143,115	147,277
Operating lease liabilities	73,878	—
Other long-term liabilities	63,696	68,799
Deferred income taxes	14,479	14,323
Shareholders’ equity:
Preferred stock, $5,000 shares authorized, none issued	—	—
Common stock, $145,000 shares authorized; issued
and outstanding – 37,679 and 41,357, respectively	3,768	4,136
Additional paid-in capital	516,663	554,939
Retained earnings	539,743	584,274
Accumulated other comprehensive loss	(15,124)	(11,124)
Total shareholders’ equity	1,045,050	1,132,225
Commitments and contingencies
	$1,827,878	$1,899,783

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Loss)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2019	2018	2019	2018

Sales	$601,602	$660,591	$1,204,422	$1,268,727
Cost of sales	548,604	606,292	1,097,624	1,156,110
Gross profit	52,998	54,299	106,798	112,617
Selling, general and administrative expenses	35,282	35,825	69,052	71,575
Amortization of intangible assets	2,361	2,367	4,728	4,733
Restructuring charges and other costs	3,414	1,758	4,990	3,993
Income from operations	11,941	14,349	28,028	32,316
Interest expense	(1,718)	(2,293)	(3,327)	(4,721)
Interest income	1,053	1,645	2,350	3,578
Other income (expense)	808	(355)	2,412	(312)
Income before income taxes	12,084	13,346	29,463	30,861
Income tax expense	2,637	2,403	6,243	43,559
Net income (loss)	$9,447	$10,943	$23,220	$(12,698)

Earnings (loss) per share:
Basic	$0.25	$0.23	$0.59	$(0.26)
Diluted	$0.24	$0.23	$0.58	$(0.26)

Weighted-average number of shares outstanding:
Basic	38,426	47,451	39,522	47,981
Diluted	38,583	47,631	39,843	47,981

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018

Net income (loss)	$9,447	$10,943	$23,220	$(12,698)
Other comprehensive income (loss):
Foreign currency translation adjustments	585	(2,652)	(248)	(1,320)
Unrealized gain on investments, net of tax	—	41	—	41
Unrealized gain (loss) on derivative, net of tax	(2,261)	244	(3,546)	1,077
Other	(191)	—	(206)	—
Other comprehensive loss	(1,867)	(2,367)	(4,000)	(202)
Comprehensive income (loss)	$7,580	$8,576	$19,220	$(12,900)

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(unaudited)

					Accumulated
	Common Stock		Additional		Other	Total
	Shares	Par	Paid-in	Retained	Comprehensive	Shareholders’
(in thousands)	Outstanding	Value	Capital	Earnings	Loss	Equity

Balances, December 31, 2018	41,357	$ 4,136	$ 554,939	$ 584,274	$ (11,124)	$ 1,132,225
Stock-based compensation expense	—	—	5,720	—	—	5,720
Shares repurchased and retired	(3,908)	(391)	(43,424)	(56,224)	—	(100,039)
Stock options exercised	33	3	690	—	—	693
Vesting of restricted stock units	242	24	(24)	—	—	—
Shares withheld for taxes	(45)	(4)	(1,238)	—	—	(1,242)
Dividends declared	—	—	—	(11,527)	—	(11,527)
Net income	—	—	—	23,220	—	23,220
Other comprehensive loss	—	—	—	—	(4,000)	(4,000)
Balances, June 30, 2019	37,679	$ 3,768	$ 516,663	$ 539,743	$ (15,124)	$ 1,045,050

Balances, March 31, 2019	39,169	$ 3,917	$ 530,261	$ 557,804	$ (13,257)	$ 1,078,725
Stock-based compensation expense	—	—	2,948	—	—	2,948
Shares repurchased and retired	(1,525)	(152)	(16,951)	(21,856)	—	(38,959)
Stock options exercised	20	2	412	—	—	414
Vesting of restricted stock units	15	1	(1)	—	—	—
Shares withheld for taxes	—	—	(6)	—	—	(6)
Dividends declared	—	—	—	(5,652)	—	(5,652)
Net income	—	—	—	9,447	—	9,447
Other comprehensive loss	—	—	—	—	(1,867)	(1,867)
Balances, June 30, 2019	37,679	$ 3,768	$ 516,663	$ 539,743	$ (15,124)	$ 1,045,050

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(unaudited)

					Accumulated
	Common Stock		Additional		Other	Total
	Shares	Par	Paid-in	Retained	Comprehensive	Shareholders’
(in thousands)	Outstanding	Value	Capital	Earnings	Loss	Equity

Balances, December 31, 2017	49,143	$ 4,914	$ 634,192	$ 708,181	$ (8,149)	$ 1,339,138
Stock-based compensation expense	—	—	5,405	—	—	5,405
Shares repurchased and retired	(2,174)	(217)	(34,183)	(41,468)	—	(75,868)
Stock options exercised	182	18	3,359	—	—	3,377
Vesting of restricted stock units	209	21	(21)	—	—	—
Shares withheld for taxes	(26)	(3)	(768)	—	—	(771)
Dividends declared	—	—	—	(14,236)	—	(14,236)
Net loss	—	—	—	(12,698)	—	(12,698)
Other comprehensive loss	—	—	—	—	(202)	(202)
Balances, June 30, 2018	47,334	$ 4,733	$ 607,984	$ 639,779	$ (8,351)	$ 1,244,145

Balances, March 31, 2018	47,572	$ 4,757	$ 608,092	$ 640,466	$ (5,984)	$ 1,247,331
Stock-based compensation expense	—	—	2,535	—	—	2,535
Shares repurchased and retired	(263)	(26)	(2,931)	(4,530)	—	(7,487)
Stock options exercised	14	1	297	—	—	298
Vesting of restricted stock units	11	1	(1)	—	—	—
Shares withheld for taxes	—	—	(8)	—	—	(8)
Dividends declared	—	—	—	(7,100)	—	(7,100)
Net income	—	—	—	10,943	—	10,943
Other comprehensive loss	—	—	—	—	(2,367)	(2,367)
Balances, June 30, 2018	47,334	$ 4,733	$ 607,984	$ 639,779	$ (8,351)	$ 1,244,145

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
	June 30,
(in thousands)	2019	2018

Cash flows from operating activities:
Net income (loss)	$23,220	$(12,698)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	18,420	19,373
Amortization	5,705	5,710
Provision for doubtful accounts	(1,462)	—
Deferred income taxes	1,555	10,936
Gain on the sale of property, plant and equipment	(25)	(116)
Asset impairments	834	96
Stock-based compensation expense	5,720	5,405
Leases	574	—
Changes in operating assets and liabilities:
Accounts receivable	106,749	(8,980)
Contract assets	(15,464)	(1,735)
Inventories	(6,327)	(52,063)
Prepaid expenses and other assets	1,559	1,966
Accounts payable	(49,428)	23,103
Accrued liabilities	(13,243)	(16,025)
Income taxes	(9,615)	8,846
Net cash provided by (used in) operations	68,772	(16,182)
Cash flows from investing activities:
Proceeds from sales of investments at par	50	522
Additions to property, plant and equipment	(14,163)	(36,708)
Proceeds from the sale of property, plant and equipment	28	137
Additions to purchased software	(1,332)	(1,655)
Business acquisition, net of cash acquired	—	(2,731)
Other	(29)	(129)
Net cash used in investing activities	(15,446)	(40,564)
Cash flows from financing activities:
Proceeds from stock options exercised	693	3,377
Employee taxes paid for shares withheld	(1,242)	(771)
Dividends paid	(12,079)	(7,136)
Borrowings under credit agreement	—	50,000
Principal payments on long-term debt	(2,441)	(59,121)
Share repurchases	(100,039)	(65,868)
Equity forward contract related to accelerated share repurchase	—	(10,000)
Net cash used in financing activities	(115,108)	(89,519)
Effect of exchange rate changes	293	(642)
Net decrease in cash and cash equivalents	(61,489)	(146,907)
Cash and cash equivalents at beginning of year	458,102	742,546
Cash and cash equivalents at end of period	$396,613	$595,639

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(amounts in thousands, except per share data, unless otherwise noted)

(unaudited)

Note 1 – Basis of Presentation

Benchmark Electronics, Inc. (the Company) is a Texas corporation that provides innovative product design, engineering services, technology solutions and advanced manufacturing services. From initial product concept to volume production, including direct order fulfillment and aftermarket services, the Company has been providing integrated services and solutions to original equipment manufacturers (OEMs) since 1979. The Company serves the following industries: aerospace and defense (A&D), medical technologies, complex industrials, semiconductor capital equipment (Semi-Cap), next-generation telecommunications and advanced computing. The Company has manufacturing operations located in the United States and Mexico (the Americas), Asia and Europe.

The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). The financial statements reflect all normal and recurring adjustments necessary in the opinion of management for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2018 (the 2018 10-K).

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

Not Yet Adopted

In June 2016, the FASB issued an accounting standards update, which replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This update is effective for annual reporting periods beginning after December 15, 2019. The Company does not expect the implementation of this update to have a material impact on its consolidated financial position, results of operations or cash flows, and will adopt this update effective January 1, 2020.

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

Revenue is measured based on consideration specified in a contract with a customer. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a manufactured product to a customer. The Company’s contracts with customers are generally short-term in nature. Customers are generally billed when the product is shipped or as services are performed. Under the majority of the Company’s manufacturing contracts with customers, the customer controls all of the work-in-progress as products are being built. Revenues under these contracts are recognized progressively based on the cost-to-cost method. For other manufacturing contracts, the customer does not take control of the product until it is completed. Under these contracts, the Company recognizes revenue upon transfer of control of product to the customer. Revenue from design, development and engineering services is recognized over time as the services are performed. The Company assumes no significant obligations after shipment as it typically warrants workmanship only. Therefore, the warranty provisions are generally not significant.

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

	Reportable Operating Segments
	Three Months Ended June 30, 2019
(in thousands)	Americas	Asia	Europe	Total
Market Sector:
Industrials	$43,618	$51,645	$19,401	$114,664
A&D	98,523	—	8,442	106,965
Medical	67,962	41,446	4,779	114,187
Semi-Cap	26,139	23,726	12,585	62,450
Computing	119,907	12,731	52	132,690
Telecommunication	34,855	35,375	416	70,646
External revenue	391,004	164,923	45,675	601,602
Elimination of intersegment sales	13,158	9,247	223	22,628
Segment revenue	$404,162	$174,170	$45,898	$624,230

	Six Months Ended June 30, 2019
	Americas	Asia	Europe	Total
Market Sector:
Industrials	$86,386	$107,227	$37,424	$231,037
A&D	194,860	—	15,994	210,854
Medical	126,374	81,904	9,387	217,665
Semi-Cap	54,538	48,469	25,464	128,471
Computing	230,174	26,741	85	257,000
Telecommunication	77,629	80,631	1,135	159,395
External revenue	769,961	344,972	89,489	1,204,422
Elimination of intersegment sales	26,259	16,607	369	43,235
Segment revenue	$796,220	$361,579	$89,858	$1,247,657

	Reportable Operating Segments
	Three Months Ended June 30, 2018
(in thousands)	Americas	Asia	Europe	Total
Market Sector:
Industrials	$43,948	$57,437	$16,711	$118,096
A&D	93,254	—	6,923	100,177
Medical	59,476	34,101	3,152	96,729
Semi-Cap	47,556	41,552	17,185	106,293
Computing	141,417	17,528	1,692	160,637
Telecommunication	41,147	36,907	605	78,659
External revenue	426,798	187,525	46,268	660,591
Elimination of intersegment sales	7,480	10,103	87	17,670
Segment revenue	$434,278	$197,628	$46,355	$678,261

	Six Months Ended June 30, 2018
	Americas	Asia	Europe	Total

Market Sector:
Industrials	$96,635	$112,224	$34,885	$243,744
A&D	181,049	—	15,247	196,296
Medical	114,468	72,364	6,971	193,803
Semi-Cap	93,586	80,785	34,297	208,668
Computing	227,638	32,428	4,109	264,175
Telecommunication	85,541	74,992	1,508	162,041
External revenue	798,917	372,793	97,017	1,268,727
Elimination of intersegment sales	14,146	19,957	134	34,237
Segment revenue	$813,063	$392,750	$97,151	$1,302,964

For the six months ended June 30, 2019 and 2018, 92% and 95%, respectively, of the Company’s revenue was recognized as products and services transferred over time.

Note 4 – Stock-Based Compensation

The Company’s 2019 Omnibus Incentive Compensation Plan (the 2019 Plan) was approved by shareholders on May 15, 2019 and replaced the Company’s 2010 Omnibus Incentive Compensation Plan (the 2010 Plan). The 2010 Plan terminated upon shareholder approval of the 2019 Plan and no further awards will be granted under the 2010 Plan. The 2010 Plan will continue to govern awards previously granted under the 2010 Plan. The Company’s 2019 Plan authorizes the Company, upon approval of the Compensation Committee of the Board of Directors, to grant a variety of awards, including stock options, restricted share awards and restricted stock units (both time-based and performance-based) and other forms of equity awards, or any combination thereof, to any director, officer, employee or consultant (including any prospective director, officer, employee or consultant) of the Company. Stock options (which have not been awarded since 2015) are granted to employees with an exercise price equal to the market price of the Company’s common stock on the date of grant, generally vest over a 4-year period from the date of grant and have a term of 10 years. Time-based restricted stock units granted to employees generally vest over a 4-year period from the date of grant, subject to the continued employment of the employee by the Company. Performance-based restricted stock units generally vest over a 3-year performance cycle, which includes the year of the grant, and are based upon the Company’s achievement of specified performance metrics. Awards under the 2010 Plan to non-employee directors were in the form of restricted stock units, which vested in equal quarterly installments over a 1-year period, starting on the grant date. Awards under the 2019 Plan to non-employee directors have been in the form of restricted stock units, which vest one-year from the grant date.

As of June 30, 2019, 3.2 million additional shares of common stock were available for issuance under the Company’s 2019 Plan.

All share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on their grant date fair values. The total compensation cost recognized for stock-based awards was $2.9 million and $5.7 million for the three and six months ended June 30, 2019, respectively, and $2.5 million and $5.4 million for the three and six months ended June 30, 2018, respectively. The total income tax benefit recognized in the condensed income statements for stock-based awards was $0.7 million and $1.4 million for the three and six months ended June 30, 2019, respectively, and $0.6 million and $1.3 million for the three and six months ended June 30, 2018, respectively. Awards of restricted stock units and performance-based restricted stock units are valued at the closing market price of the Company’s common stock on the date of grant. For performance-based restricted stock units, compensation expense is based on the probability that the performance goals will be achieved, which is monitored by management throughout the requisite service period. When it becomes probable, based on the

Company’s expectation of performance during the measurement period, that more or less than the previous estimate of the awarded shares will vest, an adjustment to stock-based compensation expense is recognized as a change in accounting estimate.

As of June 30, 2019, the unrecognized compensation cost and remaining weighted-average amortization related to stock-based awards were as follows:

Performance-
	Time-based	based
	Restricted	Restricted
	Stock	Stock
(in thousands, except remaining period data)	Units	Units(1)
Unrecognized compensation cost	$ 23,128	$ 5,925
Remaining weighted-average
amortization period	2.7 years	1.8 years

(1) Based on the probable achievement of the performance goals identified in each award.

The total cash received by the Company as a result of stock option exercises for the six months ended June 30, 2019 and 2018 was approximately $0.7 million and $3.4 million, respectively. The actual tax benefit realized as a result of stock option exercises and the vesting of other share-based awards during the six months ended June 30, 2019 and 2018 was $1.6 million and $1.9 million, respectively. For the six months ended June 30, 2019 and 2018, the total intrinsic value of stock options exercised was $0.2 million and $2.2 million, respectively.

The Company awarded performance-based restricted stock units to employees during the six months ended June 30, 2019 and 2018. The number of performance-based restricted stock units that will ultimately be earned will not be determined until the end of the corresponding performance periods, and may vary from as low as zero to as high as 2.5 times the target number depending on the level of achievement of certain performance goals. The level of achievement of these goals is based upon the financial results of the Company for the last full calendar year within the performance period. The performance goals consist of certain levels of achievement using the following financial metrics: revenue growth, operating margin expansion, and return on invested capital. If the performance goals are not met based on the Company’s financial results, the applicable performance-based restricted stock units will not vest and will be forfeited. Shares subject to forfeited performance-based restricted stock units will be available for issuance under the Company’s 2019 Plan.

The following table summarizes activities relating to the Company’s stock options:

			Weighted-
		Weighted-	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	(in thousands)	Price	Term (Years)	(in thousands)
Outstanding as of December 31, 2018	374	$20.35
Exercised	(40)	22.03
Forfeited or expired	(2)	23.07
Outstanding as of June 30, 2019	332	$20.13	3.76	$ 1,657
Exercisable as of June 30, 2019	332	$20.13	3.76	$ 1,657

The aggregate intrinsic value in the table above is before income taxes and is calculated as the difference between the exercise price of the underlying options and the Company’s closing stock price as of the last business day of the period ended June 30, 2019 for options that had exercise prices that were below the closing price.

As of June 30, 2019 and December 31, 2018, the Company had no restricted shares outstanding. Restricted stock units, time-based and performance-based, remain outstanding as detailed below.

The following table summarizes the activities related to the Company’s time-based restricted stock units:

		Weighted-
	Number of	Average
	Units	Grant Date
	(in thousands)	Fair Value
Non-vested awards outstanding as of December 31, 2018	595	$28.93
Granted	585	27.41
Vested	(185)	27.74
Forfeited	(44)	29.51
Non-vested awards outstanding as of June 30, 2019	951	$28.19

The following table summarizes the activities related to the Company’s performance-based restricted stock units:

		Weighted-
	Number of	Average
	Units	Grant Date
	(in thousands)	Fair Value
Non-vested awards outstanding as of December 31, 2018	319	$29.19
Granted (1)	188	27.51
Vested	(57)	31.40
Forfeited	(74)	21.01
Non-vested awards outstanding as of June 30, 2019	376	$28.96

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

The following table sets forth the calculation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2019	2018	2019	2018

Net income (loss)	$9,447	$10,943	$23,220	$(12,698)

Denominator for basic earnings per share -
weighted-average number of common
shares outstanding during the period	38,426	47,451	39,522	47,981
Incremental common shares attributable to
exercise of dilutive options	74	116	75	—
Incremental common shares attributable		.
to outstanding restricted stock units	83	64	246	—
Denominator for diluted earnings per share	38,583	47,631	39,843	47,981

Basic earnings (loss) per share	$0.25	$0.23	$0.59	$(0.26)
Diluted earnings (loss) per share	$0.24	$0.23	$0.58	$(0.26)

Restricted stock units totaling 0.4 million and 0.1 million shares, respectively, for the three and six months ended June 30, 2019 were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive. Potentially dilutive securities totaling 0.3 million common shares for the six months ended June 30, 2018 were not included in the computation of diluted loss per share because their effect would have decreased the loss per share.

Note 6 – Goodwill and Other Intangible AssetsGoodwill allocated to the Company’s reportable segments was as follows:

(in thousands)	Americas	Asia	Total
Goodwill as of December 31, 2018 and June 30, 2019	$154,014	$38,102	$192,116

Other assets consist primarily of acquired identifiable intangible assets and capitalized purchased software costs. Intangible assets as of June 30, 2019 and December 31, 2018 were as follows:

	As of June 30, 2019
	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
Customer relationships	$100,138	$(43,825)	$56,313
Purchased software costs	40,399	(31,371)	9,028
Technology licenses	28,800	(22,550)	6,250
Trade names and trademarks	7,800	—	7,800
Other	868	(297)	571
Total	$178,005	$(98,043)	$79,962

	As of December 31, 2018
	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
Customer relationships	$100,146	$(40,661)	$59,485
Purchased software costs	39,069	(30,626)	8,443
Technology licenses	28,800	(21,006)	7,794
Trade names and trademarks	7,800	—	7,800
Other	868	(285)	583
Total	$176,683	$(92,578)	$84,105

Customer relationships are being amortized on a straight-line basis over a period of 10 to 14 years. Capitalized purchased software costs are amortized straight-line over the estimated useful life of the related software, which ranges from 2 to 10 years. Technology licenses are being amortized over their estimated useful lives in proportion to the economic benefits consumed. The Company’s acquired trade names and trademarks have been determined to have an indefinite life. Amortization on the statements of cash flow for the six months ended June 30, 2019 and 2018 was as follows:

	Six Months Ended
	June 30,
(in thousands)	2019	2018
Amortization of intangible assets	$4,728	$4,733
Amortization of capitalized purchased software costs	747	540
Amortization of debt costs	230	437
	$5,705	$5,710

The estimated future amortization expense of acquired intangible assets for each of the next five years is as follows (in thousands):

Year ending December 31,	Amount
2019 (remaining six months)	$5,733
2020	10,706
2021	7,699
2022	7,621
2023	6,463

Note 7 – Borrowing Facilities

On July 20, 2018, the Company entered into a $650 million credit agreement (the Credit Agreement) by and among the Company, certain of its subsidiaries, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Swingline Lender and a L/C Issuer. The Credit Agreement is comprised of a 5-year $500 million revolving credit facility (the Revolving Credit Facility) and a 5-year $150 million term loan facility (the Term Loan Facility), both with a maturity date of July 20, 2023. The Term Loan Facility proceeds were used to (i) refinance a portion of existing indebtedness and terminate all commitments under the Company’s prior $430 million credit agreement and (ii) pay the fees, costs and expenses associated with the foregoing and the negotiation, execution and delivery of the Credit Agreement.

The Revolving Credit Facility is available for general corporate purposes. The Credit Agreement includes an accordion feature pursuant to which the Company is permitted to add one or more incremental term loan and/or increase commitments under the Revolving Credit Facility in an aggregate amount not exceeding $275 million, subject to the satisfaction of certain conditions.

The Term Loan Facility is payable in quarterly principal installments of $1.9 million with the balance payable on July 20, 2023.

Interest on outstanding borrowings under the Credit Agreement (other than swingline loans) accrues, at the Company’s option, at (a) the London Interbank Offered Rate (LIBOR) plus 1.0% to 2.0% or (b) the base rate plus 0.0% to 1.0%.

As of June 30, 2019, $148.1 million of the outstanding debt under the Credit Agreement is effectively at a fixed interest rate as a result of a $148.1 million notional interest rate swap contract discussed in Note 16. A commitment fee of 0.20% to 0.30% per annum (based on the debt to EBITDA ratio) on the unused portion of the revolving credit line is payable quarterly in arrears.

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

As of June 30, 2019, the Company was in compliance with all of these covenants and restrictions.

As of June 30, 2019, the Company had $148.1 million in borrowings outstanding under the Term Loan Facility and $3.0 million in letters of credit outstanding under the Revolving Credit Facility. The Company had $497.0 million available for future borrowings under the Revolving Credit Facility.

The Company’s Thailand subsidiary has a multi-purpose credit facility with Kasikornbank Public Company Limited (the Thai Credit Facility) that provides for 350 million Thai baht (approximately $11.4 million) working capital availability. The Thai Credit Facility is secured by land and buildings in Thailand owned by the Company’s Thailand subsidiary. Availability of funds under the Thai Credit Facility is reviewed annually and is currently accessible through October 2020. As of both June 30, 2019 and December 31, 2018, there were no working capital borrowings outstanding under the facility.

Note 8 – Contract Assets

As of June 30, 2019 and December 31, 2018, the Company had $155.5 million and $140.1 million, respectively, in contract receivables from contracts with customers. The contract receivables primarily relate to the Company’s right to consideration for work completed but not billed at the reporting date. The contract receivables are transferred to accounts receivable when the rights become unconditional.

Significant changes in the contract asset balance during the period are as follows:

	Six Months Ended
	June 30,
(in thousands)	2019	2018
Beginning balance as of December 31,	$140,082	$146,496
Revenue recognized	1,109,396	1,179,105
Amounts collected or invoiced	(1,093,932)	(1,177,370)
Ending balance as of June 30,	$155,546	$148,231

Note 9 – Inventories
Inventory costs are summarized as follows:
	June 30,	December 31,
(in thousands)	2019	2018

Raw materials	$305,235	$300,439
Work in process	6,631	7,321
Finished goods	4,371	2,215
	$316,237	$309,975

Note 10 – Accounts Receivable Sale Program

As of June 30, 2019, in connection with two trade accounts receivable sale programs with unaffiliated financial institutions, the Company may elect to sell, at a discount, on an ongoing basis, up to a maximum of $120.0 million of specific accounts receivable at any one time.

During the three months ended June 30, 2019 and 2018, the Company sold $77.7 million and $40.0 million, respectively, of accounts receivable under this program, and in exchange, the Company received cash proceeds of $77.4 million and $39.9 million, respectively, net of the discount. During the six months ended June 30, 2019 and 2018, the Company sold $130.6 million and $80.0 million, respectively, of accounts receivable under this program, and in exchange, the Company received cash proceeds of $130.2 million and $79.8 million, respectively, net of the discount. The loss on the sale resulting from the discount was recorded to other expense within the Condensed Consolidated Statements of Income.

Note 11 – Income Taxes
Income tax expense consists of the following:
	Six Months Ended
	June 30,
(in thousands)	2019	2018

Federal – current	$62	$(81)
Foreign – current	3,747	24,992
State – current	879	7,712
Deferred	1,555	10,936
	$6,243	$43,559

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

The net impact of these tax incentives was to lower income tax expense for the six months ended June 30, 2019 and 2018 by approximately $3.0 million (approximately $0.08 per dilutedshare) and $6.6 million (approximately $0.14 per diluted share), respectively, as follows:

	Six Months Ended
	June 30,
(in thousands)	2019	2018
China	$—	$969
Malaysia	1,486	2,551
Thailand	1,542	3,070
	$3,028	$6,590

The Company’s Chinese subsidiary had a tax incentive that expired in 2018 and has submitted an application for a new tax incentive in China during the third quarter of 2019.

As of June 30, 2019, the total amount of the reserve for uncertain tax benefits including interest and penalties was $0.4 million. The reserve is classified as a current or long-term liability in the condensed consolidated balance sheets based on the Company’s expectation of when the items will be settled. The Company records interest expense and penalties accrued in relation to uncertain income tax benefits as a component of current income tax expense. The amount of accrued potential interest and penalties on unrecognized tax benefits included in the reserve as of June 30, 2019 was $0.1 million.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018

Net sales:
Americas	$404,162	$434,278	$796,220	$813,063
Asia	174,170	197,628	361,579	392,750
Europe	45,898	46,355	89,858	97,151
Elimination of intersegment sales	(22,628)	(17,670)	(43,235)	(34,237)
	$601,602	$660,591	$1,204,422	$1,268,727

Depreciation and amortization:
Americas	$5,296	$5,816	$10,677	$11,425
Asia	2,732	2,871	5,543	5,693
Europe	758	900	1,572	1,784
Corporate	3,167	3,112	6,333	6,181
	$11,953	$12,699	$24,125	$25,083

Income from operations:
Americas	$17,332	$15,522	$37,560	$32,259
Asia	13,072	16,829	28,457	34,478
Europe	2,284	2,200	3,224	5,195
Corporate and intersegment eliminations	(20,747)	(20,202)	(41,213)	(39,616)
	$11,941	$14,349	$28,028	$32,316
Other income (expense):
Interest expense	(1,718)	(2,293)	(3,327)	(4,721)
Interest income	1,053	1,645	2,350	3,578
Other income (expense)	808	(355)	2,412	(312)
Income before income taxes	$12,084	$13,346	$29,463	$30,861

Capital expenditures:
Americas	$2,947	$12,545	$7,700	$25,394
Asia	1,098	2,937	3,936	8,650
Europe	343	630	731	1,652
Corporate	1,033	1,374	3,128	2,667
	$5,421	$17,486	$15,495	$38,363

	June 30,	December 31,
(in thousands)	2019	2018

Total assets:
Americas	$808,824	$852,776
Asia	543,801	540,094
Europe	135,214	113,165
Corporate and other	340,039	393,748
	$1,827,878	$1,899,783

Geographic net sales information reflects the destination of the product shipped. Long-lived assets information is based upon the physical location of the asset.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018

Geographic net sales:
United States	$416,465	$449,598	$834,829	$841,565
Asia	91,745	115,914	178,369	222,905
Europe	65,048	73,040	138,393	153,581
Other Foreign	28,344	22,039	52,831	50,676
	$601,602	$660,591	$1,204,422	$1,268,727

			June 30,	December 31,
			2019	2018
Long-lived assets:
United States			$248,272	$190,056
Asia			79,193	79,051
Europe			21,220	9,537
Other			26,998	22,945
			$375,683	$301,589

Note 13 – Supplemental Cash Flow and Non-Cash Information
The following information concerns supplemental disclosures of cash payments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018
Income taxes paid, net	$12,042	$22,336	$14,284	$23,752
Interest paid	2,032	2,062	4,022	4,318

Non-cash investing activity:
Additions to property, plant and equipment
in accounts payable			$5,660	$5,960

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

The Company recognized restructuring charges during 2019 and 2018 primarily related to facility transitions in the Americas, capacity reduction and reductions in workforce in certain facilities across various regions. The following table summarizes the 2019 activity in the accrued restructuring balances related to the restructuring activities initiated prior to June 30, 2019:

	Balance as of				Foreign	Balance as of
	December 31,	Restructuring	Cash	Non-Cash	Exchange	June 30,
(in thousands)	2018	Charges	Payment	Activity	Adjustments	2019
2019 Restructuring:
Severance	$—	$579	$(579)	—	$—	$—
Other exit costs	—	1,294	(425)	(834)	—	35
	—	1,873	(1,004)	(834)	—	35

2018 Restructuring:
Severance	282	—	(282)	—	—	—
Other exit costs	918	461	(1,379)	—	—	—
	1,200	461	(1,661)	—	—	—
2017 Restructuring:
Other exit costs	135	—	(124)	—	(4)	7
	135	—	(124)	—	(4)	7
Total	$1,335	$2,334	$(2,789)	(834)	$(4)	$42

Note 16 – Fair Value

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A three-tier fair value hierarchy of inputs is employed to determine fair value measurements.

•Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets and liabilities.

•Level 2 inputs are observable prices that are not quoted on active exchanges, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

•Level 3 inputs are unobservable inputs employed for measuring the fair value of assets or liabilities.

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

The forward currency exchange contract in place as of June 30, 2019 has not been designated as an accounting hedge and, therefore, changes in fair value are recorded within the Condensed Consolidated Statements of Income.

The Company has an interest rate swap agreement, with a notional amount of $148.1 million as of June 30, 2019 and December 31, 2018, to hedge a portion of its interest rate exposure on outstanding borrowings under the Credit Agreement. Under this interest rate swap agreement, the Company receives variable rate interest payments based on the one-month LIBOR rate and pays fixed rate interest payments. The fixed interest rate for the contract is 2.928%. The effect of this swap is to convert a portion of the floating rate interest expense to fixed interest rate expense. Based on the terms of the interest rate swap contract and the underlying borrowings outstanding under the Credit Agreement, the interest rate contract was determined to be highly effective, and thus qualifies and has been designated as a cash flow hedge. As such, changes in the fair value of the interest rate swap are recorded in other comprehensive income on the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of cash flows.

The fair value of the interest rate swap was a $7.0 million liability as of June 30, 2019 and a $3.0 million liability as of December 31, 2018. During the six months ended June 30, 2019, the Company recorded unrealized loss of $4.0 million ($3.0 million net of tax) on the swap in other comprehensive income.

As of December 31, 2017, the Company had an interest rate swap agreement with a notional amount of $155.3 million with a fixed interest rate of 1.4935% which was terminated in October 2018 for $3.5 million. This gain is being amortized to offset interest expense over the original term of the swap agreement. During the six months ended June 30, 2019, the Company transferred unrealized gains of $0.8 million ($0.6 million net of tax) on the terminated swap to interest expense. See Note 17.

Note 17 – Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component were as follows:

	Foreign
	currency	Derivative
	translation	instruments,
(in thousands)	adjustments	net of tax	Other	Total
Balances, December 31, 2018	$(11,840)	$116	$600	$(11,124)
Other comprehensive loss
before reclassifications	(248)	(2,971)	(176)	(3,395)
Amounts reclassified from accumulated
other comprehensive loss	—	(575)	(30)	(605)
Net current period other comprehensive loss	(248)	(3,546)	(206)	(4,000)
Balances, June 30, 2019	$(12,088)	$(3,430)	$394	$(15,124)

See Note 16 for further explanation of the change in derivative instruments that is recorded to Accumulated Other Comprehensive Loss. Amounts reclassified from accumulated other comprehensive loss during 2019 primarily affected interest expense and selling, general and administrative expenses.

Note 18 – Shareholders’ Equity

Dividends

The Company began declaring and paying quarterly dividends during the first quarter of 2018. For the six months ended June 30, 2019, cash dividends paid totaled $12.1 million. On June 13, 2019, the Company declared a quarterly cash dividend of $0.15 per share of the Company’s common stock to shareholders of record as of June 28, 2019. The dividend in the aggregate amount of $5.7 million was paid on July 12, 2019. The Board of Directors currently intends to continue paying quarterly dividends. However, the Company’s future dividend policy is subject to the Company’s compliance with applicable law, and depending on, among other things, the Company’s results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in the Company’s debt agreements, and other factors that the Board of Directors may deem relevant. Dividend payments are not mandatory or guaranteed; there can be no assurance that the Company will continue to pay a dividend in the future.

Share Repurchase Authorization

On October 26, 2018, the Board of Directors authorized the repurchase of $100 million of the Company’s common stock in addition to the $250 million previously approved on March 6, 2018. As of June 30, 2019, the Company had $101.5 million remaining under the stock repurchase authorization.

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

The components of lease expense were as follows:

	Three Months Ended	Six Months Ended
(in thousands)	June 30, 2019
Finance lease cost:
Amortization of right-to-use assets (included in depreciation expense)	$178	$356
Interest on lease liabilities	141	287
Operating lease cost	4,232	8,680
Short-term lease cost	121	321
Variable lease cost	371	737
Total lease cost	$5,043	$10,381

		Six Months Ended
		June 30, 2019
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for finance lease		$303
Operating cash flows used for operating leases		$7,447
Financing cash flows used for finance lease		$566
Right-to-use assets obtained in exchange for new operating lease liabilities		$15,206

The lease assets and liabilities as of June 30, 2019 were as follows (in thousands):

June 30,
2019
Finance lease right-of-assets (included in other assets)	$2,667
Operating lease right-of-use assets	$83,985
Finance liability, current (included in current installments of long-term debt)	$1,244
Finance lease liability, noncurrent (included in long-term debt)	$4,338
Operating lease liability, current (included in other accrued liabilities)	$11,737
Operating lease liability, noncurrent	$73,878
Weighted average remaining lease term – finance leases	3.8 years
Weighted average remaining lease term – operating leases	10.3 years
Weighted average discount rate – finance leases	10.1%
Weighted average discount rate – operating leases	4.7%

Future annual minimum lease payments and finance lease commitments as of June 30, 2019 were as follows (in thousands):

	Operating	Finance
Year ending December 31,	Leases	Leases
2,019 (remaining six months)	$7,785	$877
2020	14,544	1,781
2021	12,236	1,816
2022	10,512	1,853
2023	9,892	465
2,024 and thereafter	55,185	—
Total minimum lease payments	$110,154	$6,792
Less: imputed interest	(24,539)	(1,210)
Present value of lease liabilities	$85,615	$5,582

As of June 30, 2019, the Company’s future operating leases that have not yet commenced are immaterial.

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

From initial product concept to volume production, including direct order fulfillment and aftermarket services, Benchmark has been providing integrated services and solutions to original equipment manufacturers (OEMs) since 1979. Today, Benchmark proudly serves the following industries: aerospace and defense (A&D), medical technologies, complex industrials, semiconductor capital equipment (Semi-Cap), next-generation telecommunications and advanced computing.

Our customer engagement focuses on three principal areas:

•Engineering Services, which includes turnkey product design, design for manufacturability, manufacturing process and test development, concurrent and sustaining engineering and regulatory services. Our engineering services may be for systems, sub-systems, printed circuit boards and assemblies, and components. We provide these services across all the industries we serve, but focus primarily in regulated industries such as medical, complex industrials, aerospace and defense, and next-generation telecommunications.

•Technology Solutions, which involve developing a library of building blocks or reference designs primarily in defense solutions, surveillance systems, radio frequency and high-speed design, and front-end managed connectivity data collection systems. We often merge these technology solutions with engineering services in order to support manufacturing services. Our reference designs can be utilized across a variety of industries but we have significant capabilities in the aerospace and defense and next-generation telecommunications markets. We have also developed stronger capabilities in radio frequency (RF) and high speed design for both components and substrates. The need to reduce Size, Weight, and Power (SWaP) to accommodate embedding high frequency electronic communications into specific designs is important to customers in the aerospace and defense, medical, and next-generation telecommunications markets.

•Manufacturing Services, which include producing printed circuit board assemblies (PCBAs) using both traditional surface mount technologies (SMT) and microelectronics are then often integrated into a subsystem assembly, or a box build as part of systems integration. Systems integration often involves building a finished assembly that includes PCBAs, complex subsystem assemblies, mechatronics, displays, optics, and other components. These final products may be configured to order and delivered directly to the end-customer across all the industries we serve. Manufacturing services also includes precision technology manufacturing comprised of precision machining, advanced metal joining, assembly and functional testing primarily for customers in the semiconductor capital equipment as well as the medical and aerospace and defense markets.

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

We believe our primary competitive advantages are our engineering services (including product design), technology solutions, and manufacturing services (including electronics and precision technology capabilities) provided by highly skilled personnel. We continue to invest in our business to expand our skills and service offerings from direct customer inputs. We have a closed-loop feedback system in place to respond to customer ideas to enhance our future designs and manufacturing solutions in support of the full life cycle of their products. These solutions offload the electronics design work from our customers so they can focus on product areas where they can provide more value add and in the process accelerate their time-to-market and reduce their product development costs. Working closely with our customers and responding promptly to their needs, we become an integral part of their development process helping them bring products to market faster and more economically.

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

Second Quarter 2019 Highlights

Sales for the three months ended June 30, 2019 decreased 9% to $601.6 million compared to $660.6 million during the comparable 2018 period. During the second quarter of 2019, sales to customers in our various industry sectors fluctuated from the comparable 2018 period as follows:

Higher-Value Markets

•Industrials decreased by 3%,

•A&D increased by 7%,

•Medical increased by 18%, and

•Semi-Cap decreased by 41%.

Traditional Markets

•Computing decreased by 17%, and

•Telecommunications decreased by 10%.

The overall revenue decrease was driven primarily by softer demand in the Semi-Cap market in addition to lower revenue in Computing due to our exit from a legacy Computing contract, as discussed further below. These decreases were somewhat offset by increased revenue in the Medical sector. Higher-value markets were down 5% primarily from lower Semi-Cap revenues and traditional market revenues were down 15% year-over-year primarily from lower Computing revenues.

Our sales depend on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, can adversely affect us. A substantial percentage of our sales are made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. Sales to our 10 largest customers represented 41% and 45% of our sales in the six months ended June 30, 2019 and 2018, respectively.

As part of our ongoing process to review contracts that are marginal and dilutive to our gross margin, we are not renewing the legacy contract with a large Computing customer that expires at the end of 2019. During the second quarter of 2019, we completed the final build out of this legacy contract. We expect an immaterial amount of revenue in the third quarter from this contract and the transition will be completed.

During the three months ended June 30, 2019, we recovered $1.1 million from a favorable legal settlement that increased other income. In addition, we accrued $0.8 million for a legal settlement with a customer that increased cost of sales.

We experience fluctuations in gross profit from period to period. Different programs contribute different gross margins depending on the type of services involved, location of production, size of the program, complexity of the product and level of material costs associated with the various products. Moreover, new programs can contribute relatively less to our gross profit in their early stages when manufacturing volumes are usually lower, resulting in inefficiencies and unabsorbed manufacturing overhead costs. In addition, a number of our new and higher-volume programs remain subject to competitive constraints that can exert downward pressure on our margins. During periods of low production volume and slow new program ramps, we generally have idle capacity and reduced gross margin.

We have undertaken initiatives to restructure our business operations with the intention of improving utilization and reducing costs. During the first six months of 2019, we recognized $5.0 million of restructuring charges and other costs due in part to expenses associated with various site restructuring activities and our go to market changes. We expect to incur $3 million to $5 million in additional restructuring and transition charges in the third quarter of 2019 related to the announced closure of two of our locations in addition to charges for our CEO transition and various other employee related activities. In July 2019, we announced that we have elected to close our San Jose, California and Guaymas, Mexico sites with customer transitions expected into other locations in the Benchmark network by mid 2020. Restructuring charges associated with these closures are expected to be between $6 million and $8 million during 2019 and 2020 in total.

RESULTS OF OPERATIONS

The following table presents the percentage relationship that certain items in our Condensed Consolidated Statements of Income bear to sales for the periods indicated. The financial information and the discussion below should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto in Part I, Item 1 of this Report.

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2019	2018	2019	2018

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	91.2	91.8	91.1	91.1
Gross profit	8.8	8.2	8.9	8.9
Selling, general and administrative expenses	5.9	5.4	5.7	5.6
Amortization of intangible assets	0.4	0.4	0.4	0.4
Restructuring charges and other costs	0.6	0.3	0.4	0.3
Income from operations	2.0	2.2	2.3	2.5
Other income (expenses), net	0.0	(0.2)	0.1	(0.1)
Income before income taxes	2.0	2.0	2.4	2.4
Income tax expense	0.4	0.4	0.5	3.4
Net income (loss)	1.6%	1.7%	1.9%	(1.0)%

Sales

Sales for the second quarter of 2019 were $601.6 million, a 9% decrease from sales of $660.6 million for the same quarter in 2018. Sales for the first six months of 2019 were $1.2 billion, a 5% decrease from sales of $1.3 billion for the same period in 2018. Sales by industry sector were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018
Higher-Value Markets
Industrials	$114,664	$118,096	$231,037	$243,744
A&D	106,965	100,177	210,854	196,296
Medical	114,187	96,729	217,665	193,803
Semi-Cap	62,450	106,293	128,471	208,668
	398,266	421,295	788,027	842,511
Traditional Markets
Computing	132,690	160,637	257,000	264,175
Telecommunications	70,646	78,659	159,395	162,041
	203,336	239,296	416,395	426,216
Total	$601,602	$660,591	$1,204,422	$1,268,727

Industrials. Second quarter sales decreased 3% to $114.7 million from $118.1 million in 2018. Sales during the first six months of 2019 decreased 5% to $231.0 million from $243.7 million in the same period of 2018. The decreases were primarily from softer demand from customers in the industrial transportation market and the ramp delays from previously booked new programs.

Aerospace and Defense. Second quarter sales increased 7% to $107.0 million from $100.2 million in 2018. Sales during the first six months of 2019 were $210.8 million compared to $196.3 million in the same period of 2018. The increases were primarily due to overall demand strength for existing products for ground based and airborne vehicles.

Medical. Second quarter sales increased 18% to $114.2 million from $96.7 million in 2018. Sales increased 12% to $217.7 million during the first six months of 2019 from $193.8 million in the same period of 2018. These increases were primarily due to strong demand from emerging programs.

Semiconductor Capital Equipment. Second quarter sales decreased 41% to $62.4 million from $106.3 million in 2018. Sales during the first six months of 2019 decreased 38% to $128.5 million from $208.7 million in the same period of 2018. These decreases were primarily from continued semi-cap softness. We had pockets of strengths in some areas but demand for overall semi-cap programs remains muted.

Computing. Second quarter sales decreased 17% to $132.7 million from $160.6 million in 2018, and decreased 3% to $257.0 million during the first six months of 2019 from $264.2 million in the same period of 2018. These decreases were primarily related to our exit from a legacy computing contract as discussed above. We expect an immaterial amount of revenue in the third quarter from this contract and the transition will be completed.

Telecommunications. Second quarter sales decreased 10% to $70.6 million from $78.7 million in 2019 and 2018, respectively, and decreased 2% to $159.4 million during the first six months of 2019 from $162.0 million in the same period of 2018 due to softer demand from legacy broadband products and advanced telecommunications program ramp delays.

Our international operations are subject to the risks of doing business abroad. See Part I, Item 1A of our 2018 10-K for factors pertaining to our international sales and fluctuations in the exchange rates of foreign currency and for further discussion of potential adverse effects in operating results associated with the risks of doing business abroad. During the first six months of 2019 and 2018, 44% and 46%, respectively of our sales were from our international operations.

Gross Profit

Gross profit decreased 2% to $53.0 million for the three months ended June 30, 2019 from $54.3 million in the same quarter of 2018, and decreased 5% to $106.8 million for the six months ended June 30, 2019 from $112.6 million in the same period of 2018. For the six months ended June 30, 2019 and 2018, gross profit included $1.0 million and $0.7 million, respectively, of recoveries associated with inventory charges from customer insolvencies in 2018 and 2017. In addition, gross profit for the three and six months ended June 30, 2019 included a $0.8 million settlement accrual with a customer. Including the partial recoveries and the settlement accrual, gross margin was 8.8% and 8.9%, respectively, for the three and six months ended June 30, 2019 and 8.2% and 8.9%, respectively, for the three and six months ended June 30, 2018. Excluding these items, gross margin was 8.9% and 8.8%, respectively, for the three and six months ended June 30, 2019 compared to 8.2% and 8.8%, respectively, in the same periods of 2018. The improvement in gross margin for the three months ended June 30, 2019 is attributable to operational improvements throughout our global network and a better mix from higher-value market revenue.

Selling, General and Administrative Expenses

SG&A decreased by 2% to $35.3 million in the second quarter of 2019 compared to $35.8 million in 2018, and decreased by 4% to $69.1 million in the first six months of 2019 compared to $71.6 million in 2018. During the six months ended June 30, 2019, we had a $1.7 million recovery of a provision for accounts receivable associated with the insolvency of a customer. Including this provision to accounts receivable, SG&A increased to 5.9% of sales for the second quarter of 2019 from 5.4% in 2018, and increased to 5.7% of sales for the first six months of 2019 from 5.6% in 2018. Excluding this recovery, SG&A increased to 5.9% of sales for the second quarter of 2019 from 5.4% in 2018, and increased to 5.9% of sales for the first six months of 2019 from 5.6% in 2018, primarily due to lower sales.

Restructuring Charges and Other Costs

During the first six months of 2019, we recognized $2.3 million of restructuring charges, primarily related to reductions in workforce in certain facilities in the Americas and Asia. In addition, during the first six months of 2019, we incurred $2.7 million in costs related to fees and costs incurred in reaching the cooperation agreement with Engaged Capital and other proxy related activities as well as our CEO transition. As discussed above, we expect to incur $3 million to $5 million in additional restructuring and transition charges in the third quarter of 2019 related to the announced closure of two of our locations in addition to charges for our CEO transition and various other employee related activities. Restructuring charges associated with these closures are expected to be between $6 million and $8 million during 2019 and 2020 in total.

In the first six months of 2018, we recognized $2.2 million of restructuring charges, primarily related to facility transition and closures in the Americas and reductions in workforce in certain facilities primarily in the Americas, and $1.8 million in costs related to the transition of our corporate headquarters to Arizona. See Note 15 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.

Interest Expense

Interest expense decreased to $3.3 million during the first six months of 2019 from $4.7 million during the comparable 2018 period due to lower debt levels.

Interest Income

Interest income decreased to $2.4 million during the first six months of 2019 from $3.6 million during the comparable 2018 period due primarily to lower invested cash equivalents.

Income Tax Expense

Income tax expense of $6.2 million represented an effective tax rate of 21.2% for the first six months of 2019, compared with $43.6 million for the comparable 2018 period, which represented an effective tax rate of 141.1%. During the first quarter of 2018, we changed our historical repatriation strategy. Previously, we had historically asserted our intention to indefinitely reinvest undistributed foreign earnings. As of March 31, 2018, we no longer consider the earnings prior to December 31, 2017 to be indefinitely reinvested in our foreign subsidiaries. As a result of this change in assertion for undistributed earnings, we recorded a $30.7 million tax expense for foreign withholding tax from Asia and $9.4 million for U.S. state income tax expense. In addition, during the period ended March 31, 2018, we released $0.5 million of uncertain tax benefits from a U.S. Internal Revenue Service (IRS) audit related to the Secure Communication Systems, Inc. acquisition and we had additional tax benefits related to stock compensation and tax returns filed in the first quarter of 2018. Excluding the tax effects of the change in the assertion of undistributed foreign earnings and the various tax benefits recorded in the period ended March 31, 2018, the effective tax rate in the first six months of 2018 would have been 16.7% compared to 21.2% in the first six months of 2019. The increase in the effective tax rate was primarily a result of higher taxable income in geographies with higher tax rate in 2019 and the expiration of a China tax incentive in December 2018.

We have been granted certain tax incentives, including tax holidays, for our subsidiaries in Malaysia and Thailand that will expire at various dates, unless extended or otherwise renegotiated, through 2021 in Malaysia, and 2028 in Thailand. Our Chinese subsidiary submitted an application for a new tax incentive in China during the third quarter of 2019. See Note 11 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.

Net Income (Loss)

We reported net income of $23.2 million, or $0.58 per diluted share, for the first six months of 2019, compared with net a loss of $12.7 million, or $0.26 per diluted share, for the same period in 2018. The net increase of $35.9 million from 2018 was primarily the result of the tax expense related to the change in our historical repatriation strategy discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our organic growth and operations through funds generated from operations and occasional borrowings under our revolving credit facility. Cash and cash equivalents totaled $396.6 million at June 30, 2019 and $458.1 million at December 31, 2018, of which $179.4 million and $154.4 million, respectively, were held outside the U.S. in various foreign subsidiaries.

Cash provided by operating activities during the first six months was $68.8 million for 2019 and consisted primarily of $23.2 million of net income adjusted for $24.1 million of depreciation and amortization and a $106.7 million decrease in accounts receivable, offset by a $15.5 million increase in contract assets, a $6.3 million increase in inventories, a $49.4 million decrease in accounts payable and a $13.2 million decrease in accrued liabilities. The decrease in accounts receivable was impacted by the $40 million increase in the sale of accounts receivable as well as lower sales. The increase in contract assets and inventories is primarily related to longer lead production times in support of production for certain customers. The decrease in accounts payable was primarily a result of the level of inventory purchases. Working capital was $0.8 billion at June 30, 2019 and $0.9 billion at December 31, 2018.

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

Cash used in investing activities during the first six months was $15.4 million for 2019, primarily due to purchases of additional property, plant and equipment totaling $14.2 million. The purchases of property, plant and equipment were primarily for machinery and equipment in the Americas and Asia.

Cash used in financing activities during the first six months of 2019 was $115.1 million. Share repurchases totaled $100.0 million, net principal payments on long-term debt totaled $2.4 million, dividends totaled $12.1 million, and we received $0.7 million from the exercise of stock options.

Under the terms of our $650.0 million Credit Agreement, in addition to the Term Loan facility, we have a $500.0 million five-year revolving credit facility to be used for general corporate purposes, both with a maturity date of July 20, 2023. The Credit Agreement includes an accordion feature pursuant to which total commitments under the facility may be increased by an additional $275.0 million, subject to satisfaction of certain conditions. As of June 30, 2019, we had $148.1 million in borrowings outstanding under the Term Loan facility and $3.0 million in letters of credit outstanding under our revolving credit facility. See Note 7 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report for more information regarding the terms of the Credit Agreement.

The Credit Agreement contains certain financial covenants as to interest coverage and debt leverage, and certain customary affirmative and negative covenants, including restrictions on our ability to incur additional debt and liens, pay dividends, repurchase shares, sell assets and merge or consolidate with other persons. Amounts due under the Credit Agreement could be accelerated upon specified events of default, including a failure to pay amounts due, breach of a covenant, material inaccuracy of a representation, or occurrence of bankruptcy or insolvency, subject, in some cases, to cure periods. As of June 30, 2019, we were in compliance with all of these covenants and restrictions.

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

As of June 30, 2019, we had cash and cash equivalents totaling $396.6 million and $497.0 million available for borrowings under the Revolving Credit Facility. During the next 12 months, we believe our capital expenditures will approximate $40 million to $50 million, principally for machinery and equipment to support our ongoing business around the globe.

On October 26, 2018, our Board of Directors approved an expanded stock repurchase program granting us the authority to repurchase up to $100 million in common stock in addition to the $250 million approved on March 6, 2018. As of June 30, 2019, we had $101.5 million remaining under the share repurchase authorization to purchase additional shares. We are under no commitment or obligation to repurchase any particular amount of common stock.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2019, we did not have any significant off-balance sheet arrangements. See Note 16 to the Condensed Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES AND RECENTLY ENACTED ACCOUNTING PRINCIPLES

Management’s discussion and analysis is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. See Note 2 to the Condensed Consolidated Financial Statements in Item 1 of this Report for a discussion of recently enacted accounting principles. Also, our significant accounting policies are summarized in Note 1 to the Consolidated Financial Statements included in our 2018 10-K.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Our international sales comprise a significant portion of our net sales. We are exposed to risks associated with operating internationally, including:

•Foreign currency exchange risk;

•Import and export duties, taxes and regulatory changes;

•Inflationary economies or currencies; and

•Economic and political instability.

Additionally, some of our operations are in developing countries. Certain events, including natural disasters, can impact the infrastructure of a developing country more severely than they would impact the infrastructure of a developed country. A developing country can also take longer to recover from such events, which could lead to delays in our ability to resume full operations.

We transact business in various foreign countries and are subject to foreign currency fluctuation risks. We use natural hedging and forward contracts to economically hedge transactional exposure primarily associated with trade accounts receivable, other receivables and trade accounts payable that are denominated in a currency other than the functional currency of the respective operating entity. We do not use derivative financial instruments for speculative purposes. The forward contract in place as of June 30, 2019 has not been designated as an accounting hedge and, therefore, changes in fair value are recorded within our Condensed Consolidated Statements of Income.

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

We are also exposed to interest rate risk on borrowings under our Credit Agreement. As of June 30, 2019, we had $148.1 million outstanding on the floating rate term loan facility, and we have an interest rate swap agreement with a notional amount of $148.1 million. Under this swap agreement, we receive variable rate interest rate payments and pay fixed rate interest payments. The effect of this swap is to convert a portion of our floating rate interest expense to fixed interest rate expense. The interest rate swap is designated as a cash flow hedge. For additional information, see Note 16 to the Condensed Consolidated Financial Statements in Item 1 of this Report.

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

We are plaintiffs in a multi-district class action filed in the US District Court for the District of Arizona on June 28, 2017, Case No. 2:17-cv-02058-DJH. The case was brought against eighteen worldwide manufacturers of aluminum, tantalum, and film capacitors. The plaintiffs, including the Company and several of its subsidiaries, allege that the manufacturers participated in a conspiracy to fix the prices of and allocate markets for the affected capacitors between 2001 and 2014. While the litigation is still ongoing, six of the eighteen defendant groups have settled out of court resulting in a net recovery of $2,938,500 by Benchmark during the first six months of 2019.

Item 1A.Risk Factors

There are no material changes to the risk factors set forth in Part I, Item 1A of our 2018 10-K.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information for the quarter ended June 30, 2019 about the Company’s repurchases of its equity securities registered pursuant to Section 12 of the Exchange Act, at a total cost of $39.0 million:

ISSUER PURCHASES OF EQUITY SECURITIES
(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares	Dollar Value)
			(or Units)	of Shares
			Purchased as	(or Units) that
	(a) Total		Part of	May Yet Be
	Number of		Publicly	Purchased
	Shares (or	(b) Average	Announced	Under the
	Units)	Price Paid per Share	Plans or	Plans or
Period	Purchased(1)	(or Unit)(2)	Programs	Programs(3)
April 1 to 30, 2019	612,540	$28.25	612,540	$123.2 million
May 1 to 31, 2019	318,627	$24.06	318,627	$115.5 million
June 1 to 30, 2019	594,128	$23.49	594,128	$101.5 million
Total	1,525,295	$25.52	1,525,295

(1) All stock repurchases were made on the open market.

(2) Average price paid per share is calculated on a settlement basis and excludes commission.

(3) On October 26, 2018, the Board of Directors authorized the repurchase of $100 million of the Company’s common stock in addition to the $250 million previously approved on March 6, 2018. Net of shares repurchased to date, the total remaining authorization outstanding as of June 30, 2019 is $101.5 million. Stock purchases may be made in the open market, in privately negotiated transactions or block transactions, at the discretion of the Company’s management and as market conditions warrant. Purchases are funded from available cash and may be commenced, suspended or discontinued at any time without prior notice. Shares of stock repurchased under the program are retired.

Item 6.Exhibits

Exhibit
Number	Description of Exhibit

3.1Restated Certificate of Formation dated May 17, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 17, 2016) (the 8-K) (Commission file number 1-10560)

3.2Amended and Restated Bylaws of the Company dated May 11, 2016 (incorporated by reference to Exhibit 3.2 to the 8-K)

4.1Specimen form of certificate evidencing the Common Shares (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014) (Commission file number 1-10560)

10.1 (3)Benchmark Electronics, Inc. 2019 Omnibus Incentive Compensation Plan (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed April 5, 2019) (Commission file number 1-10560)

10.2 (1)Amendment No. 1 to the Credit Agreement, dated May 17, 2019, by and among the Company, certain of its subsidiaries, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Swingline Lender and a L/C Issuer

31.1 (1)Section 302 Certification of Chief Executive Officer

31.2 (1)Section 302 Certification of Chief Financial Officer

32.1 (2)Section 1350 Certification of Chief Executive Officer

32.2 (2)Section 1350 Certification of Chief Financial Officer

101.INS (4)XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH (1)Inline XBRL Taxonomy Extension Schema Document

101.CAL (1)Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB (1)Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)Inline XBRL Taxonomy Extension Presentation Linkbase Document

104 (1)Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

(1) Filed herewith.

(2) Furnished herewith

(3) Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 8, 2019.

BENCHMARK ELECTRONICS, INC.
(Registrant)
By: /s/ Jeffrey W. Benck
Jeffrey W. Benck
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Roop K. Lakkaraju
Roop K. Lakkaraju
Chief Financial Officer
(Principal Financial and Accounting Officer)