Form 10-Q
period 2019-09-30
BENCHMARK ELECTRONICS INC
filed 2019-11-06
CIK 863436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

_______________

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

As of November 4, 2019, there were 36,917,316 shares of common stock of Benchmark Electronics, Inc., par value $0.10 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
(in thousands, except par value)	2019	2018

Assets
Current assets:
Cash and cash equivalents	$348,042	$458,102
Accounts receivable, net of allowance for doubtful accounts of $69
and $1,733, respectively	348,099	468,161
Contract assets	161,068	140,082
Inventories	315,835	309,975
Prepaid expenses and other assets	24,017	27,024
Income taxes receivable	1,054	206
Total current assets	1,198,115	1,403,550
Property, plant and equipment, net of accumulated depreciation of
$471,987 and $460,708, respectively	199,256	210,954
Operating lease right-of-use assets	79,854	—
Goodwill	192,116	192,116
Deferred income taxes	2,257	2,478
Other, net	87,148	90,685
	$1,758,746	$1,899,783

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$8,784	$6,793
Accounts payable	295,693	422,053
Income taxes payable	8,892	10,435
Accrued liabilities	127,868	97,878
Total current liabilities	441,237	537,159
Long-term debt, less current installments	141,017	147,277
Operating lease liabilities	70,167	—
Other long-term liabilities	64,722	68,799
Deferred income taxes	12,831	14,323
Shareholders’ equity:
Preferred stock, $0.10 par value; 5,000 shares authorized, none issued	—	—
Common stock, $0.10 par value; 145,000 shares authorized; issued
and outstanding – 37,036 and 41,357, respectively	3,704	4,136
Additional paid-in capital	512,401	554,939
Retained earnings	530,660	584,274
Accumulated other comprehensive loss	(17,993)	(11,124)
Total shareholders’ equity	1,028,772	1,132,225
Commitments and contingencies
	$1,758,746	$1,899,783

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Loss)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2019	2018	2019	2018

Sales	$555,229	$640,688	$1,759,651	$1,909,415
Cost of sales	502,346	587,911	1,599,970	1,744,021
Gross profit	52,883	52,777	159,681	165,394
Selling, general and administrative expenses	34,875	37,607	103,927	109,182
Amortization of intangible assets	2,367	2,368	7,095	7,101
Restructuring charges and other costs	5,843	1,845	10,833	5,838
Income from operations	9,798	10,957	37,826	43,273
Interest expense	(1,687)	(3,822)	(5,014)	(8,543)
Interest income	734	1,619	3,084	5,197
Other income (expense)	(136)	1,139	2,276	827
Income before income taxes	8,709	9,893	38,172	40,754
Income tax expense	1,573	2,094	7,816	45,653
Net income (loss)	$7,136	$7,799	$30,356	$(4,899)

Earnings (loss) per share:
Basic	$0.19	$0.17	$0.78	$(0.10)
Diluted	$0.19	$0.17	$0.77	$(0.10)

Weighted-average number of shares outstanding:
Basic	37,419	46,301	38,813	47,415
Diluted	37,645	46,455	39,184	47,415

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018

Net income (loss)	$7,136	$7,799	$30,356	$(4,899)
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,470)	(249)	(1,718)	(1,569)
Unrealized gain on investments, net of tax	—	—	—	41
Unrealized gain (loss) on derivative, net of tax	(853)	82	(4,399)	1,159
Other	(546)	—	(752)	—
Other comprehensive loss	(2,869)	(167)	(6,869)	(369)
Comprehensive income (loss)	$4,267	$7,632	$23,487	$(5,268)

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(unaudited)

					Accumulated
	Common Stock		Additional		Other	Total
	Shares	Par	Paid-in	Retained	Comprehensive	Shareholders’
(in thousands)	Outstanding	Value	Capital	Earnings	Loss	Equity

Balances, December 31, 2018	41,357	$ 4,136	$ 554,939	$ 584,274	$ (11,124)	$ 1,132,225
Stock-based compensation expense	—	—	8,461	—	—	8,461
Shares repurchased and retired	(4,590)	(459)	(51,004)	(66,887)	—	(118,350)
Stock options exercised	65	6	1,344	—	—	1,350
Vesting of restricted stock units	252	25	(25)	—	—	—
Shares withheld for taxes	(48)	(4)	(1,314)	—	—	(1,318)
Dividends declared	—	—	—	(17,083)	—	(17,083)
Net income	—	—	—	30,356	—	30,356
Other comprehensive loss	—	—	—	—	(6,869)	(6,869)
Balances, September 30, 2019	37,036	$ 3,704	$ 512,401	$ 530,660	$ (17,993)	$ 1,028,772

Balances, June 30, 2019	37,679	$ 3,768	$ 516,663	$ 539,743	$ (15,124)	$ 1,045,050
Stock-based compensation expense	—	—	2,741	—	—	2,741
Shares repurchased and retired	(682)	(68)	(7,580)	(10,663)	—	(18,311)
Stock options exercised	32	3	654	—	—	657
Vesting of restricted stock units	10	1	(1)	—	—	—
Shares withheld for taxes	(3)	—	(76)	—	—	(76)
Dividends declared	—	—	—	(5,556)	—	(5,556)
Net income	—	—	—	7,136	—	7,136
Other comprehensive loss	—	—	—	—	(2,869)	(2,869)
Balances, September 30, 2019	37,036	$ 3,704	$ 512,401	$ 530,660	$ (17,993)	$ 1,028,772

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(unaudited)

					Accumulated
	Common Stock		Additional		Other	Total
	Shares	Par	Paid-in	Retained	Comprehensive	Shareholders’
(in thousands)	Outstanding	Value	Capital	Earnings	Loss	Equity

Balances, December 31, 2017	49,143	$ 4,914	$ 634,192	$ 708,181	$ (8,149)	$ 1,339,138
Stock-based compensation expense	—	—	8,229	—	—	8,229
Shares repurchased and retired	(4,401)	(440)	(48,913)	(72,700)	—	(122,053)
Stock options exercised	187	19	3,444	—	—	3,463
Vesting of restricted stock units	229	23	(23)	—	—	—
Shares withheld for taxes	(28)	(3)	(819)	—	—	(822)
Dividends declared	—	—	—	(21,005)	—	(21,005)
Net loss	—	—	—	(4,899)	—	(4,899)
Other comprehensive loss	—	—	—	—	(369)	(369)
Balances, September 30, 2018	45,130	$ 4,513	$ 596,110	$ 609,577	$ (8,518)	$ 1,201,682

Balances, June 30, 2018	47,334	$ 4,733	$ 607,984	$ 639,779	$ (8,351)	$ 1,244,145
Stock-based compensation expense	—	—	2,824	—	—	2,824
Shares repurchased and retired	(2,227)	(223)	(14,730)	(31,232)	—	(46,185)
Stock options exercised	5	1	85	—	—	86
Vesting of restricted stock units	20	2	(2)	—	—	—
Shares withheld for taxes	(2)	—	(51)	—	—	(51)
Dividends declared	—	—	—	(6,769)	—	(6,769)
Net income	—	—	—	7,799	—	7,799
Other comprehensive loss	—	—	—	—	(167)	(167)
Balances, September 30, 2018	45,130	$ 4,513	$ 596,110	$ 609,577	$ (8,518)	$ 1,201,682

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2019	2018

Cash flows from operating activities:
Net income (loss)	$30,356	$(4,899)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	27,920	29,104
Amortization	8,469	10,539
Provision for doubtful accounts	(1,462)	1,714
Deferred income taxes	206	11,863
Gain on the sale of property, plant and equipment	(60)	(215)
Asset impairments	834	96
Stock-based compensation expense	8,461	8,229
Other, net	652	—
Changes in operating assets and liabilities:
Accounts receivable	121,171	(21,733)
Contract assets	(20,986)	(9,402)
Inventories	(6,557)	(54,342)
Prepaid expenses and other assets	2,944	2,493
Accounts payable	(122,156)	12,620
Accrued liabilities	16,301	2,170
Income taxes	(8,779)	(5,530)
Net cash provided by (used in) operations	57,314	(17,293)
Cash flows from investing activities:
Proceeds from sales of investments at par	50	522
Additions to property, plant and equipment	(23,746)	(50,437)
Proceeds from the sale of property, plant and equipment	231	237
Additions to purchased software	(2,196)	(2,496)
Business acquisition, net of cash acquired	—	(2,731)
Other	(29)	(130)
Net cash used in investing activities	(25,690)	(55,035)
Cash flows from financing activities:
Proceeds from stock options exercised	1,350	3,463
Employee taxes paid for shares withheld	(1,318)	(822)
Dividends paid	(17,731)	(14,235)
Borrowings under credit agreement	—	50,000
Principal payments on long-term debt	(4,614)	(107,758)
Share repurchases	(118,350)	(122,053)
Debt issuance costs	—	(2,303)
Net cash used in financing activities	(140,663)	(193,708)
Effect of exchange rate changes	(1,021)	(797)
Net decrease in cash and cash equivalents	(110,060)	(266,833)
Cash and cash equivalents at beginning of year	458,102	742,546
Cash and cash equivalents at end of period	$348,042	$475,713

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

Lease assets and liabilities are initially recognized based on the present value of lease payments over the lease term calculated using our incremental borrowing rate, unless the implicit rate is readily determinable. Our incremental borrowing rate represents the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term in a similar economic environment. Lease assets also include any upfront lease payments made and exclude lease incentives.

Lease terms include options to extend orterminate the lease when it is reasonably certain that those options will be exercised. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. See Note 19.

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

	Reportable Operating Segments
	Three Months Ended September 30, 2019
(in thousands)	Americas	Asia	Europe	Total
Market Sector:
Industrials	$41,328	55,454	18,191	$114,973
A&D	108,101	—	7,253	115,354
Medical	79,201	44,582	3,990	127,773
Semi-Cap	23,998	31,332	12,721	68,051
Computing	47,364	12,158	—	59,522
Telecommunication	33,793	35,459	304	69,556
External revenue	333,785	178,985	42,459	555,229
Elimination of intersegment sales	10,576	9,107	182	19,865
Segment revenue	$344,361	$188,092	$42,641	$575,094

	Nine Months Ended September 30, 2019
	Americas	Asia	Europe	Total
Market Sector:
Industrials	$127,714	$162,681	$55,615	$346,010
A&D	302,961	—	23,247	326,208
Medical	205,575	126,486	13,377	345,438
Semi-Cap	78,536	79,801	38,185	196,522
Computing	277,538	38,899	85	316,522
Telecommunication	111,422	116,090	1,439	228,951
External revenue	1,103,746	523,957	131,948	1,759,651
Elimination of intersegment sales	36,835	25,714	551	63,100
Segment revenue	$1,140,581	$549,671	$132,499	$1,822,751

	Reportable Operating Segments
	Three Months Ended September 30, 2018
(in thousands)	Americas	Asia	Europe	Total
Market Sector:
Industrials	$45,334	$67,969	$15,001	$128,304
A&D	97,141	—	7,847	104,988
Medical	58,725	34,404	3,171	96,300
Semi-Cap	32,016	30,494	14,098	76,608
Computing	125,110	18,018	2,258	145,386
Telecommunication	37,846	50,716	540	89,102
External revenue	396,172	201,601	42,915	640,688
Elimination of intersegment sales	7,965	8,552	139	16,656
Segment revenue	$404,137	$210,153	$43,054	$657,344

	Nine Months Ended September 30, 2018
	Americas	Asia	Europe	Total
Market Sector:
Industrials	$141,966	$180,195	$49,887	$372,048
A&D	278,191	—	23,093	301,284
Medical	173,192	106,769	10,142	290,103
Semi-Cap	125,603	111,280	48,393	285,276
Computing	352,747	50,446	6,368	409,561
Telecommunication	123,386	125,708	2,049	251,143
External revenue	1,195,085	574,398	139,932	1,909,415
Elimination of intersegment sales	22,115	28,505	273	50,893
Segment revenue	$1,217,200	$602,903	$140,205	$1,960,308

For the nine months ended September 30, 2019 and 2018, 92% and 93%, respectively, of the Company’s revenue was recognized as products and services transferred over time.

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

As of September 30, 2019, 3.1 million additional shares of common stock were available for issuance under the Company’s 2019 Plan.

All share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on their grant date fair values. The total compensation cost recognized for stock-based awards was $2.7 million and $8.5 million for the three and nine months ended September 30, 2019, respectively, and $2.8 million and $8.2 million for the three and nine months ended September 30, 2018, respectively. The total income tax benefit recognized in the condensed income statements for stock-based awards was $0.7 million and $2.0 million for the three and nine months ended September 30, 2019, respectively, and $0.7 million and $2.0 million for the three and nine months ended September 30, 2018, respectively. Awards of restricted stock units and performance-based restricted stock units are valued at the closing market price of the Company’s common stock on the date of grant. For performance-based restricted stock units, compensation expense is based on the probability that the performance goals will be achieved, which is monitored by management throughout the requisite service period. When it becomes probable, based on the Company’s expectation of performance during the measurement period, that more or less than the previous estimate of the awarded shares will vest, an adjustment to stock-based compensation expense is recognized as a change in accounting estimate.

As of September 30, 2019, the unrecognized compensation cost and remaining weighted-average amortization related to stock-based awards were as follows:

Performance-
	Time-based	based
	Restricted	Restricted
	Stock	Stock
(in thousands, except remaining period data)	Units	Units(1)
Unrecognized compensation cost	$ 21,561	$ 5,241
Remaining weighted-average
amortization period	2.6 years	1.3 years

(1) Based on the probable achievement of the performance goals identified in each award.

The total cash received by the Company as a result of stock option exercises for the nine months ended September 30, 2019 and 2018 was approximately $1.3 million and $3.5 million, respectively. The actual tax benefit realized as a result of stock option exercises and the vesting of other share-based awards during the nine months ended September 30, 2019 and 2018 was $1.7 million and $2.1 million, respectively. For the nine months ended September 30, 2019 and 2018, the total intrinsic value of stock options exercised was $0.4 million and $2.2 million, respectively.

The Company awarded performance-based restricted stock units to employees during the nine months ended September 30, 2019 and 2018. The number of performance-based restricted stock units that will ultimately be earned will not be determined until the end of the corresponding performance periods, and may vary from as low as zero to as high as 2.5 times the target number depending on the level of achievement of certain performance goals. The level of achievement of these goals is based upon the financial results of the Company for the last full calendar year within the performance period. The performance goals consist of certain levels of achievement using the following financial metrics: revenue growth, operating margin expansion, and return on invested capital. If the performance goals are not met based on the Company’s financial results, the applicable performance-based restricted stock units will not vest and will be forfeited. Shares subject to forfeited performance-based restricted stock units will be available for issuance under the Company’s 2019 Plan.

The following table summarizes activities relating to the Company’s stock options:

			Weighted-
		Weighted-	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	(in thousands)	Price	Term (Years)	(in thousands)
Outstanding as of December 31, 2018	374	$20.35
Exercised	(76)	21.86
Forfeited or expired	(2)	23.07
Outstanding as of September 30, 2019	296	$19.94	3.50	$ 2,696
Exercisable as of September 30, 2019	296	$19.94	3.50	$ 2,696

The aggregate intrinsic value in the table above is before income taxes and is calculated as the difference between the exercise price of the underlying options and the Company’s closing stock price as of the last business day of the period ended September 30, 2019 for options that had exercise prices that were below the closing price.

As of September 30, 2019 and December 31, 2018, the Company had no restricted shares outstanding. Restricted stock units, time-based and performance-based, remain outstanding as detailed below.

The following table summarizes the activities related to the Company’s time-based restricted stock units:

		Weighted-
	Number of	Average
	Units	Grant Date
	(in thousands)	Fair Value
Non-vested awards outstanding as of December 31, 2018	595	$28.93
Granted	630	27.34
Vested	(195)	27.84
Forfeited	(54)	29.34
Non-vested awards outstanding as of September 30, 2019	976	$28.09

The following table summarizes the activities related to the Company’s performance-based restricted stock units:

		Weighted-
	Number of	Average
	Units	Grant Date
	(in thousands)	Fair Value
Non-vested awards outstanding as of December 31, 2018	319	$29.19
Granted (1)	198	27.45
Vested	(57)	31.40
Forfeited	(74)	24.41
Non-vested awards outstanding as of September 30, 2019	386	$28.90

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

The following table sets forth the calculation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2019	2018	2019	2018

Net income (loss)	$7,136	$7,799	$30,356	$(4,899)

Denominator for basic earnings per share -
weighted-average number of common
shares outstanding during the period	37,419	46,301	38,813	47,415
Incremental common shares attributable to
exercise of dilutive options	80	90	77	—
Incremental common shares attributable
to outstanding restricted stock units	146	64	294	—
Denominator for diluted earnings per share	37,645	46,455	39,184	47,415

Basic earnings (loss) per share	$0.19	$0.17	$0.78	$(0.10)
Diluted earnings (loss) per share	$0.19	$0.17	$0.77	$(0.10)

Restricted stock units totaling 0.1 million and 0.2 million shares, respectively, for the three and nine months ended September 30, 2019 were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive. Potentially dilutive securities totaling 0.3 million common shares for the nine months ended September 30, 2018 were not included in the computation of diluted loss per share because their effect would have decreased the loss per share.

Note 6 – Goodwill and Other Intangible Assets

Goodwill allocated to the Company’s reportable segments was as follows:

(in thousands)	Americas	Asia	Total
Goodwill as of December 31, 2018 and September 30, 2019	$154,014	$38,102	$192,116

Other assets consist primarily of acquired identifiable intangible assets and capitalized purchased software costs. Intangible assets as of September 30, 2019 and December 31, 2018 were as follows:

	As of September 30, 2019
	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
Customer relationships	$100,094	$(45,366)	$54,728
Purchased software costs	41,250	(31,641)	9,609
Technology licenses	28,800	(23,325)	5,475
Trade names and trademarks	7,800	—	7,800
Other	868	(303)	565
Total	$178,812	$(100,635)	$78,177

	As of December 31, 2018
	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
Customer relationships	$100,146	$(40,661)	$59,485
Purchased software costs	39,069	(30,626)	8,443
Technology licenses	28,800	(21,006)	7,794
Trade names and trademarks	7,800	—	7,800
Other	868	(285)	583
Total	$176,683	$(92,578)	$84,105

Customer relationships are being amortized on a straight-line basis over a period of 10 to 14 years. Capitalized purchased software costs are amortized straight-line over the estimated useful life of the related software, which ranges from 2 to 10 years. Technology licenses are being amortized over their estimated useful lives in proportion to the economic benefits consumed. The Company’s acquired trade names and trademarks have been determined to have an indefinite life. Amortization on the statements of cash flow for the nine months ended September 30, 2019 and 2018 was as follows:

	Nine Months Ended
	September 30,
(in thousands)	2019	2018
Amortization of intangible assets	$7,095	$7,101
Amortization of capitalized purchased software costs	1,029	836
Amortization of debt costs	345	2,602
	$8,469	$10,539

The estimated future amortization expense of acquired intangible assets for each of the next five years is as follows (in thousands):

Year ending December 31,	Amount
2019 (remaining three months)	$2,997
2020	10,706
2021	7,699
2022	7,621
2023	6,463

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

As of September 30, 2019, $146.3 million of the outstanding debt under the Credit Agreement is effectively at a fixed interest rate of 2.928% as a result of a $146.3 million notional interest rate swap contract discussed in Note 16. A commitment fee of 0.20% to 0.30% per annum (based on the debt to EBITDA ratio) on the unused portion of the revolving credit line is payable quarterly in arrears.

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

As of September 30, 2019, the Company was in compliance with all of these covenants and restrictions.

As of September 30, 2019, the Company had $146.3 million in borrowings outstanding under the Term Loan Facility and $3.0 million in letters of credit outstanding under the Revolving Credit Facility. The Company had $497.0 million available for future borrowings under the Revolving Credit Facility.

As of September 30, 2019, the Company’s Thailand subsidiary had a multi-purpose credit facility with Kasikornbank Public Company Limited (Thai Credit Facility) that provided for 350 million Thai baht (approximately $11.4 million) working capital availability. The Thai Credit Facility was secured by land and buildings in Thailand owned by the Company’s Thailand subsidiary. This Thai Credit Facility expired in October 2019 and was not renewed. As of both September 30, 2019 and December 31, 2018, there were no working capital borrowings outstanding under the facility.

Note 8 – Contract Assets

As of September 30, 2019 and December 31, 2018, the Company had $161.1 million and $140.1 million, respectively, in contract receivables from contracts with customers. The contract receivables primarily relate to the Company’s right to consideration for work completed but not billed at the reporting date. The contract receivables are transferred to accounts receivable when the rights become unconditional.

Significant changes in the contract asset balance during the period are as follows:

	Nine Months Ended
	September 30,
(in thousands)	2019	2018
Beginning balance as of December 31,	$140,082	$146,496
Revenue recognized	1,613,047	1,774,620
Amounts collected or invoiced	(1,592,061)	(1,765,218)
Ending balance as of September 30,	$161,068	$155,898

Note 9 – Inventories
Inventory costs are summarized as follows:
	September 30,	December 31,
(in thousands)	2019	2018

Raw materials	$303,177	$300,439
Work in process	9,533	7,321
Finished goods	3,125	2,215
	$315,835	$309,975

Note 10 – Accounts Receivable Sale Program

As of September 30, 2019, in connection with three trade accounts receivable sale programs with unaffiliated financial institutions, the Company may elect to sell, at a discount, on an ongoing basis, up to a maximum of $120.0 million of specific accounts receivable at any one time.

During the three months ended September 30, 2019 and 2018, the Company sold $75.1 million and $40.0 million, respectively, of accounts receivable under this program, and in exchange, the Company received cash proceeds of $74.9 million and $39.9 million, respectively, net of the discount. During the nine months ended September 30, 2019 and 2018, the Company sold $205.7 million and $120.0 million, respectively, of accounts receivable under this program, and in exchange, the Company received cash proceeds of $205.1 million and $119.7 million, respectively, net of the discount. The loss on the sale resulting from the discount was recorded to other expense within the Condensed Consolidated Statements of Income.

Note 11 – Income Taxes
Income tax expense consists of the following:
	Nine Months Ended
	September 30,
(in thousands)	2019	2018

Federal – current	$907	$223
Foreign – current	5,607	25,894
State – current	1,096	7,673
Deferred	206	11,863
	$7,816	$45,653

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

As of December 31, 2018, the Company had approximately $330 million in cumulative undistributed foreign earnings of its foreign subsidiaries. These earnings would not be subject to U.S. income tax, if distributed to the Company. During 2018, the Company changed its assertion on its foreign subsidiaries earnings that are permanently reinvested. A certain amount of earnings from specific foreign subsidiaries are permanently reinvested, and certain foreign earnings from other specific foreign subsidiaries are considered to be non-permanently reinvested and are available for immediate distribution to the Company. Income taxes were accrued on the non-permanently reinvested foreign earnings including the 2017 Transition Tax, the U.S. tax on GILTI, and any applicable local withholding taxes. As a result of this change in assertion for undistributed earnings prior to December 31, 2017, the Company recorded $30.7 million of deferred tax expense for foreign withholding tax from Asia and $9.4 million of deferred U.S. state income tax expense in the first three months of 2018.

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

The net impact of these tax incentives was to lower income tax expense for the ninemonths ended September 30, 2019 and 2018 by approximately $4.0 million (approximately $0.10 per diluted share) and $8.2 million (approximately $0.17 per diluted share), respectively, as follows:

	Nine Months Ended
	September 30,
(in thousands)	2019	2018
China	$—	$1,449
Malaysia	2,294	3,219
Thailand	1,705	3,579
	$3,999	$8,247

The Company’s Chinese subsidiary had a tax incentive that expired in 2018 and has submitted an application for a new tax incentive in China during the third quarter of 2019.

As of September 30, 2019, the total amount of the reserve for uncertain tax benefits including interest and penalties was $0.4 million. The reserve is classified as a current or long-term liability in the condensed consolidated balance sheets based on the Company’s expectation of when the items will be settled. The Company records interest expense and penalties accrued in relation to uncertain income tax benefits as a component of current income tax expense. The amount of accrued potential interest and penalties on unrecognized tax benefits included in the reserve as of September 30, 2019 was $0.1 million.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018

Net sales:
Americas	$344,361	$404,137	$1,140,581	$1,217,200
Asia	188,092	210,153	549,671	602,903
Europe	42,641	43,054	132,499	140,205
Elimination of intersegment sales	(19,865)	(16,656)	(63,100)	(50,893)
	$555,229	$640,688	$1,759,651	$1,909,415

Depreciation and amortization:
Americas	$5,646	$5,746	$16,323	$17,171
Asia	2,820	2,967	8,363	8,660
Europe	750	860	2,322	2,644
Corporate	3,048	4,987	9,381	11,168
	$12,264	$14,560	$36,389	$39,643

Income from operations:
Americas	$10,877	$9,586	$48,437	$41,845
Asia	13,209	18,963	41,666	53,441
Europe	1,871	2,242	5,095	7,437
Corporate and intersegment eliminations	(16,159)	(19,834)	(57,372)	(59,450)
	9,798	10,957	37,826	43,273
Interest expense	(1,687)	(3,822)	(5,014)	(8,543)
Interest income	734	1,619	3,084	5,197
Other income (expense)	(136)	1,139	2,276	827
Income before income taxes	$8,709	$9,893	$38,172	$40,754

Capital expenditures:
Americas	$4,210	$8,975	$11,910	$34,369
Asia	3,965	3,898	7,901	12,548
Europe	1,304	651	2,035	2,303
Corporate	968	1,046	4,096	3,713
	$10,447	$14,570	$25,942	$52,933

	September 30,	December 31,
(in thousands)	2019	2018

Total assets:
Americas	$811,158	$852,776
Asia	535,687	540,094
Europe	127,603	113,165
Corporate and other	284,298	393,748
	$1,758,746	$1,899,783

Geographic net sales information reflects the destination of the product shipped. Long-lived assets information is based upon the physical location of the asset.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018

Geographic net sales:
United States	$362,136	$438,461	$1,196,965	$1,280,026
Asia	100,200	105,422	278,569	328,327
Europe	64,592	69,289	202,985	222,870
Other Foreign	28,301	27,516	81,132	78,192
	$555,229	$640,688	$1,759,651	$1,909,415

			September 30,	December 31,
			2019	2018
Long-lived assets:
United States			$243,633	$190,056
Asia			77,599	79,051
Europe			19,570	9,537
Other			25,456	22,945
			$366,258	$301,589

Note 13 – Supplemental Cash Flow and Non-Cash Information
The following information concerns supplemental disclosures of cash payments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018
Income taxes paid, net	$2,091	$15,544	$16,375	$39,296
Interest paid	2,333	1,845	6,355	6,163

Non-cash investing activity:
Additions to property, plant and equipment
in accounts payable			$2,370	$6,629

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

The Company recognized restructuring charges during 2019 and 2018 primarily related to facility transitions in the Americas, capacity reduction and reductions in workforce in certain facilities across various regions. The following table summarizes the 2019 activity in the accrued restructuring balances related to the restructuring activities initiated prior to September 30, 2019:

	Balance as of				Foreign	Balance as of
	December 31,	Restructuring	Cash	Non-Cash	Exchange	September 30,
(in thousands)	2018	Charges	Payment	Activity	Adjustments	2019
2019 Restructuring:
Severance	$—	$5,408	$(1,108)	—	$—	$4,300
Other exit costs	—	1,578	(559)	(834)	—	185
	—	6,986	(1,667)	(834)	—	4,485

2018 Restructuring:
Severance	282	—	(282)	—	—	—
Other exit costs	918	461	(1,379)	—	—	—
	1,200	461	(1,661)	—	—	—
2017 Restructuring:
Other exit costs	135	—	(124)	—	(4)	7
	135	—	(124)	—	(4)	7
Total	$1,335	$7,447	$(3,452)	(834)	$(4)	$4,492

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

The forward currency exchange contract in place as of September 30, 2019 has not been designated as an accounting hedge and, therefore, changes in fair value are recorded within the Condensed Consolidated Statements of Income.

The Company has an interest rate swap agreement, with a notional amount of $146.3 million and $150.0 million as of September 30, 2019 and December 31, 2018, respectively, to hedge a portion of its interest rate exposure on outstanding borrowings under the Credit Agreement. Under this interest rate swap agreement, the Company receives variable rate interest payments based on the one-month LIBOR rate and pays fixed rate interest payments. The fixed interest rate for the contract is 2.928%. The effect of this swap is to convert a portion of the floating rate interest expense to fixed interest rate expense. Based on the terms of the interest rate swap contract and the underlying borrowings outstanding under the Credit Agreement, the interest rate contract was determined to be highly effective, and thus qualifies and has been designated as a cash flow hedge. As such, changes in the fair value of the interest rate swap are recorded in other comprehensive income on the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of cash flows.

The fair value of the interest rate swap was a $7.7 million liability as of September 30, 2019 and a $3.0 million liability as of December 31, 2018. During the nine months ended September 30, 2019, the Company recorded unrealized loss of $4.7 million ($3.5 million net of tax) on the swap in other comprehensive income.

As of December 31, 2017, the Company had an interest rate swap agreement with a notional amount of $155.3 million with a fixed interest rate of 1.4935% which was terminated in October 2018 for $3.5 million. This gain is being amortized to offset interest expense over the original term of the swap agreement. During the nine months ended September 30, 2019, the Company transferred unrealized gains of $1.2 million ($0.9 million net of tax) on the terminated swap to interest expense. See Note 17.

Note 17 – Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component were as follows:

	Foreign
	currency	Derivative
	translation	instruments,
(in thousands)	adjustments	net of tax	Other	Total
Balances, December 31, 2018	$(11,840)	$116	$600	$(11,124)
Other comprehensive loss
before reclassifications	(1,718)	(3,824)	(722)	(6,264)
Amounts reclassified from accumulated
other comprehensive loss	—	(575)	(30)	(605)
Net current period other comprehensive loss	(1,718)	(4,399)	(752)	(6,869)
Balances, September 30, 2019	$(13,558)	$(4,283)	$(152)	$(17,993)

See Note 16 for further explanation of the change in derivative instruments that is recorded to Accumulated Other Comprehensive Loss. Amounts reclassified from accumulated other comprehensive loss during 2019 primarily affected interest expense and selling, general and administrative expenses.

Note 18 – Shareholders’ Equity

Dividends

The Company began declaring and paying quarterly dividends during the first quarter of 2018. For the nine months ended September 30, 2019, cash dividends paid totaled $17.7 million. On September 16, 2019, the Company declared a quarterly cash dividend of $0.15 per share of the Company’s common stock to shareholders of record as of September 30, 2019. The dividend in the aggregate amount of $5.6 million was paid on October 15, 2019. The Board of Directors currently intends to continue paying quarterly dividends. However, the Company’s future dividend policy is subject to the Company’s compliance with applicable law, and depending on, among other things, the Company’s results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in the Company’s debt agreements, and other factors that the Board of Directors may deem relevant. Dividend payments are not mandatory or guaranteed; there can be no assurance that the Company will continue to pay a dividend in the future.

Share Repurchase Authorization

On October 26, 2018, the Board of Directors authorized the repurchase of $100 million of the Company’s common stock in addition to the $250 million previously approved on March 6, 2018. As of September 30, 2019, the Company had $83.2 million remaining under the stock repurchase authorization.

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

The components of lease expense were as follows:

	Three Months Ended	Nine Months Ended
(in thousands)	September 30, 2019
Finance lease cost:
Amortization of right-to-use assets (included in depreciation expense)	$178	$534
Interest on lease liabilities	135	422
Operating lease cost	4,181	12,861
Short-term lease cost	131	452
Variable lease cost	595	1,391
Total lease cost	$5,220	$15,660

		Nine Months Ended
		September 30, 2019
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for finance lease		$444
Operating cash flows used for operating leases		$11,142
Financing cash flows used for finance lease		$864
Right-to-use assets obtained in exchange for new operating lease liabilities		$15,282

The lease assets and liabilities as of September 30, 2019 were as follows (in thousands):

September 30,
2019
Finance lease right-of-assets (included in other assets)	$2,489
Operating lease right-of-use assets	$79,854
Finance liability, current (included in current installments of long-term debt)	$1,284
Finance lease liability, noncurrent (included in long-term debt)	$4,000
Operating lease liability, current (included in other accrued liabilities)	$11,394
Operating lease liability, noncurrent	$70,167
Weighted average remaining lease term – finance leases	3.8 years
Weighted average remaining lease term – operating leases	10.3 years
Weighted average discount rate – finance leases	10.1%
Weighted average discount rate – operating leases	4.7%

Future annual minimum lease payments and finance lease commitments as of September 30, 2019 were as follows (in thousands):

	Operating	Finance
Year ending December 31,	Leases	Leases
2019 (remaining three months)	$4,006	$439
2020	14,359	1,781
2021	12,075	1,816
2022	10,339	1,853
2023	9,709	465
2024 and thereafter	54,454	—
Total minimum lease payments	$104,942	$6,354
Less: imputed interest	(23,381)	(1,070)
Present value of lease liabilities	$81,561	$5,284

As of September 30, 2019, the Company’s future operating leases that have not yet commenced are immaterial.

Future annual minimum lease payments and capital lease commitments in effect as of December 31, 2018 having a noncancelable term in excess of one year as determined prior to the adoption of ASU 842 were as follows (in thousands):

	Operating	Capital
Year ending December 31,	Leases	Leases
2019	$15,272	$1,746
2020	14,518	1,781
2021	12,203	1,816
2022	10,466	1,853
2023	9,890	465
Thereafter	47,868	—
Total minimum lease payments	$110,217	$7,661
Less: amount representing interest		(1,514)
Present value of minimum lease payments		6,147
Less: current installments		(1,168)
Capital lease obligations, less current installments		$4,979

Note 20 – Subsequent Event

During the fourth quarter of 2019, some of the Company’s systems were affected by a ransomware incident that encrypted information on the Company’s systems and disrupted customer and employee access to the Company’s systems and services. The Company carries insurance, including cyber insurance. The full scope of the costs and related impacts of this incident, including the availability of insurance to offset some of these costs, cannot be estimated at this time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report (this Report) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts and may include words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” “will,” or the negative or other variations thereof. In particular, statements, express or implied, concerning future operating results or the ability to generate sales, income or cash flow are forward-looking statements. Undue reliance should not be placed on any forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions that are beyond our ability to control or predict, including those discussed in Part I, Item 1A of the 2018 10-K, in Part II, Item 1A of this Report and in any of our subsequent reports filed with the SEC. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes, including the future results of our operations, may vary materially from those indicated. The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying notes, and the 2018 10-K.

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

Third Quarter 2019 Highlights

Sales for the three months ended September 30, 2019 decreased 13% to $555.2 million compared to $640.7 million during the comparable 2018 period. During the third quarter of 2019, sales to customers in our various industry sectors fluctuated from the comparable 2018 period as follows:

Higher-Value Markets

•Industrials decreased by 10%,

•A&D increased by 10%,

•Medical increased by 33%, and

•Semi-Cap decreased by 11%.

Traditional Markets

•Computing decreased by 59%, and

•Telecommunications decreased by 22%.

The overall revenue decrease was driven primarily by lower revenue in Computing due to our exit from a legacy Computing contract (as discussed below) which was dilutive to our gross margin, in addition to lower telecommunications revenue due to softer demand from legacy broad band products and certain advanced program ramp delays. These decreases were partially offset by increased revenue in the Medical and A&D sectors. Higher-value markets were up 5% primarily from the increased revenues in Medical and A&D, and traditional market revenues were down 45% year-over-year primarily from lower Computing and Telecommunications revenues as described above.

Our sales depend on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, can adversely affect us. A substantial percentage of our sales are made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. Sales to our 10 largest customers represented 41% and 44% of our sales in the nine months ended September 30, 2019 and 2018, respectively.

As part of our ongoing process to review contracts that are marginal and dilutive to our gross margin, we made the decision to not renew the legacy contract with a large Computing customer that was to expire at the end of 2019. During the second quarter of 2019, we completed the final build out of this legacy contract and in the third quarter had an immaterial amount of revenue from this contract as the transition was completed.

During the three months ended September 30, 2019, we recovered $0.1 million from a favorable legal settlement that increased other income.

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

We have undertaken initiatives to restructure our business operations with the intention of improving utilization and reducing costs. During the first nine months of 2019, we recognized $10.8 million of restructuring charges and other costs due in part to expenses associated with various site closure and restructuring activities, in addition to our go to market changes. We expect to incur $3.5 million to $4.5 million in additional restructuring and transition charges in the fourth quarter of 2019 related to final charges for our CEO transition and various other employee related activities. In July 2019, we announced that we have elected to close our San Jose, California and Guaymas, Mexico sites with customer transitions expected into other locations in the Benchmark network by mid 2020. Total restructuring charges associated with these two closures are expected to be between $6 million and $8 million during 2019 and 2020 in total.

During the fourth quarter of fiscal 2019, some of our systems were affected by a ransomware incident that encrypted information on our systems and disrupted customer and employee access to our systems and services. We immediately took steps to isolate and implement measures to prevent additional systems from being affected, including taking the network offline as a precaution. As of the date of this Report, we have restored network connectivity to all of our sites and are in the process of resuming operations. In connection with this incident, third party consultants and forensic experts were engaged to assist with the restoration and remediation of systems and, with the assistance of law enforcement, to investigate the incident. Although to date we have found no evidence of customer or employee data exfiltration, our forensic investigation is ongoing. The Company carries insurance, including cyber insurance. The full scope of the costs and related impacts of this incident, including the availability of insurance to offset some of these costs, has not been fully determined. See “Risk Factors” in Part II, Item IA of this Report for additional information.

RESULTS OF OPERATIONS

The following table presents the percentage relationship that certain items in our Condensed Consolidated Statements of Income (Loss) bear to sales for the periods indicated. The financial information and the discussion below should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto in Part I, Item 1 of this Report.

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2019	2018	2019	2018

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	90.5	91.8	90.9	91.3
Gross profit	9.5	8.2	9.1	8.7
Selling, general and administrative expenses	6.3	5.9	5.9	5.7
Amortization of intangible assets	0.4	0.4	0.4	0.4
Restructuring charges and other costs	1.1	0.3	0.6	0.3
Income from operations	1.8	1.7	2.1	2.3
Other income (expenses), net	0.0	(0.2)	-	(0.1)
Income before income taxes	1.6	1.5	2.2	2.1
Income tax expense	0.3	0.3	0.4	2.4
Net income (loss)	1.3%	1.2%	1.7%	(0.3)%

Sales

Sales for the third quarter of 2019 were $555.2 million, a 13% decrease from sales of $640.7 million for the same quarter in 2018. Sales for the first nine months of 2019 were $1.8 billion, a 8% decrease from sales of $1.9 billion for the same period in 2018. Sales by industry sector were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018
Higher-Value Markets
Industrials	$114,973	$128,304	$346,010	$372,048
A&D	115,354	104,988	326,208	301,284
Medical	127,773	96,300	345,438	290,103
Semi-Cap	68,051	76,608	196,522	285,276
	426,151	406,200	1,214,178	1,248,711
Traditional Markets
Computing	59,522	145,386	316,522	409,561
Telecommunications	69,556	89,102	228,951	251,143
	129,078	234,488	545,473	660,704
Total	$555,229	$640,688	$1,759,651	$1,909,415

Industrials. Third quarter sales decreased 10% to $115.0 million from $128.3 million in 2018. Sales during the first nine months of 2019 decreased 7% to $346.0 million from $372.0 million in the same period of 2018. The decreases were primarily from softer demand from customers in the industrial transportation market and the ramp delays from previously booked new programs.

Aerospace and Defense. Third quarter sales increased 10% to $115.3 million from $105.0 million in 2018. Sales during the first nine months of 2019 were $326.2 million compared to $301.3 million in the same period of 2018. The increases were primarily due to overall demand strength for existing products for ground based and airborne vehicles.

Medical. Third quarter sales increased 33% to $127.8 million from $96.3 million in 2018. Sales increased 19% to $345.5 million during the first nine months of 2019 from $290.1 million in the same period of 2018. These increases were primarily due to strong demand from cardiovascular programs, including a last time build in 2019 for an existing product that is going end of life.

Semiconductor Capital Equipment. Third quarter sales decreased 11% to $68.0 million from $76.6 million in 2018. Sales during the first nine months of 2019 decreased 31% to $196.5 million from $285.3 million in the same period of 2018. These decreases were primarily from continued semi-cap softness. We have seen increased demand from some customers for new programs that are starting to ramp, but demand for overall semi-cap programs remains muted.

Computing. Third quarter sales decreased 59% to $59.5 million from $145.4 million in 2018, and decreased 23% to $316.5 million during the first nine months of 2019 from $409.6 million in the same period of 2018. These decreases were primarily related to our exit from a legacy contract as discussed above.

Telecommunications. Third quarter sales decreased 22% to $69.6 million from $89.1 million in 2018 and decreased 9% to $229.0 million during the first nine months of 2019 from $251.1 million in the same period of 2018. The decreases were primarily due to softer demand from legacy broadband products and advanced satellite program ramp delays.

Our international operations are subject to the risks of doing business abroad. See Part I, Item 1A of our 2018 10-K for factors pertaining to our international sales and fluctuations in the exchange rates of foreign currency and for further discussion of potential adverse effects in operating results associated with the risks of doing business abroad. During the first nine months of 2019 and 2018, 46% of our sales were from our international operations.

Gross Profit

Gross profit increased slightly to $52.9 million for the three months ended September 30, 2019 from $52.8 million in the same quarter of 2018, and decreased 3% to $159.7 million for the nine months ended September 30, 2019 from $165.4 million in the same period of 2018. For the nine months ended September 30, 2019 and 2018, gross profit included a $1.0 million recovery and a $0.9 million charge, respectively, associated with customer insolvencies in 2019 and 2018. In addition, gross profit for the three and nine months ended September 30, 2019 included a $0.8 million settlement accrual with a customer. Gross margin including these charges and recoveries was 9.5% and 9.1%, respectively, for the three and nine months ended September 30, 2019 and 8.2% and 8.7%, respectively, for the three and nine months ended September 30, 2018. Excluding these items, gross margin was 9.5% and 9.1%, respectively, for the three and nine months ended September 30, 2019 compared to 8.5% and 8.7%, respectively, in the same periods of 2018. The improvement in gross margin when comparing the periods is attributable to operational improvements throughout our global network and a better mix from higher-value market revenue, partially due to our exit from the legacy Computing contract which was dilutive to our gross margin as discussed above.

Selling, General and Administrative Expenses

SG&A decreased by 7% to $34.9 million in the third quarter of 2019 compared to $37.6 million in 2018, and decreased by 5% to $103.9 million in the first nine months of 2019 compared to $109.2 million in 2018. During the nine months ended September 30, 2019, we had a $1.7 million recovery of a provision for accounts receivable associated with the insolvency of a customer. During the three and nine months ended September 30, 2018, we had $1.7 million in charges for a provision to accounts receivable associated with the insolvency of two customers. Including these adjustments to the provision to accounts receivable, SG&A increased to 6.3% of sales for the third quarter of 2019 from 5.9% in 2018, and increased to 5.9% of sales for the first nine months of 2019 from 5.7% in 2018. Excluding these items, SG&A increased to 6.3% of sales for the third quarter of 2019 from 5.6% in 2018, and increased to 6.0% of sales for the first nine months of 2019 from 5.6% in 2018, primarily due to lower sales.

Restructuring Charges and Other Costs

During the first nine months of 2019, we recognized $7.4 million of restructuring charges, primarily related to site closures and reductions in workforce in certain facilities in the Americas and Asia. In addition, during the first nine months of 2019, we incurred $3.4 million in costs related to fees and costs incurred in reaching the cooperation agreement with Engaged Capital and other proxy related activities as well as our CEO transition.

In the first nine months of 2018, we recognized $3.5 million of restructuring charges, primarily related to facility transition and closures in the Americas and reductions in workforce in certain facilities primarily in the Americas, and $2.3 million in costs related to the transition of our corporate headquarters to Arizona. See Note 15 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.

Interest Expense

Interest expense decreased to $5.0 million during the first nine months of 2019 from $8.5 million during the comparable 2018 period due to write-off of existing deferred financing charges in connection with the refinancing of our credit facilities offset by lower debt levels.

Interest Income

Interest income decreased to $3.1 million during the first nine months of 2019 from $5.2 million during the comparable 2018 period due primarily to lower invested cash equivalents.

Income Tax Expense

Income tax expense of $7.8 million represented an effective tax rate of 20.5% for the first nine months of 2019, compared with $45.7 million for the comparable 2018 period, which represented an effective tax rate of 112.0%. During the first quarter of 2018, we changed our historical repatriation strategy. Previously, we had historically asserted our intention to indefinitely reinvest undistributed foreign earnings. As of March 31, 2018, we no longer consider the earnings prior to December 31, 2017 to be indefinitely reinvested in some of our foreign subsidiaries. As a result of this change in assertion for undistributed earnings, we recorded a $30.7 million tax expense for foreign withholding tax from Asia and $9.4 million for U.S. state income tax expense. In the second quarter of 2018 we recorded $0.4 million of additional U.S. tax for the distributions from our foreign subsidiaries. In addition, during 2018, we released $0.5 million of uncertain tax benefits from a U.S. Internal Revenue Service (IRS) audit related to the Secure Communication Systems, Inc. acquisition and we had additional tax benefits related to stock compensation and tax returns filed in the first quarter of 2018. Excluding the tax effects of the change in the assertion of undistributed foreign earnings and the various tax benefits recorded in the period ended March 31, 2018, the effective tax rate in the first nine months of 2018 would have been 13.7% compared to 20.5% in the first nine months of 2019. The increase in the effective tax rate was primarily a result of higher taxable income in geographies with higher tax rate in 2019 and the expiration of a China tax incentive in December 2018.

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

Net Income (Loss)

We reported net income of $30.4 million, or $0.77 per diluted share, for the first nine months of 2019, compared with a net loss of $4.9 million, or $0.10 per diluted share, for the same period in 2018. The net increase of $35.3 million from 2018 was primarily the result of the tax expense related to the change in our historical repatriation strategy discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our organic growth and operations through funds generated from operations and occasional borrowings under our revolving credit facility. Cash and cash equivalents totaled $348.0 million at September 30, 2019 and $458.1 million at December 31, 2018, of which $179.5 million and $154.4 million, respectively, were held outside the U.S. in various foreign subsidiaries.

Cash provided by operating activities during the first nine months was $57.3 million for 2019 and consisted primarily of $30.4 million of net income adjusted for $36.4 million of depreciation and amortization and a $121.2 million decrease in accounts receivable, offset by a $21.0 million increase in contract assets, a $6.6 million increase in inventories, and a $122.2 million decrease in accounts payable. The decrease in accounts receivable was impacted by lower sales and an increase in the sale of accounts receivable when comparing the periods. The increase in contract assets and inventories is primarily related to longer lead production times in support of production for certain customers. The decrease in accounts payable was primarily a result of the level of inventory purchases due to lower sales volume. Working capital was $0.8 billion at September 30, 2019 and $0.9 billion at December 31, 2018.

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

Cash used in investing activities during the first nine months was $25.7 million for 2019, primarily due to purchases of additional property, plant and equipment totaling $23.7 million. The purchases of property, plant and equipment were primarily for machinery and equipment in the Americas and Asia.

Cash used in financing activities during the first nine months of 2019 was $140.7 million. Share repurchases totaled $118.4 million, net principal payments on long-term debt totaled $4.6 million, dividends totaled $17.7 million, and we received $1.4 million from the exercise of stock options.

Under the terms of our $650.0 million Credit Agreement, in addition to the Term Loan facility, we have a $500.0 million five-year revolving credit facility to be used for general corporate purposes, both with a maturity date of July 20, 2023. The Credit Agreement includes an accordion feature pursuant to which total commitments under the facility may be increased by an additional $275.0 million, subject to satisfaction of certain conditions. As of September 30, 2019, we had $146.3 million in borrowings outstanding under the Term Loan facility and $3.0 million in letters of credit outstanding under our revolving credit facility. See

Note 7 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report for more information regarding the terms of the Credit Agreement.

The Credit Agreement contains certain financial covenants as to interest coverage and debt leverage, and certain customary affirmative and negative covenants, including restrictions on our ability to incur additional debt and liens, pay dividends, repurchase shares, sell assets and merge or consolidate with other persons. Amounts due under the Credit Agreement could be accelerated upon specified events of default, including a failure to pay amounts due, breach of a covenant, material inaccuracy of a representation, or occurrence of bankruptcy or insolvency, subject, in some cases, to cure periods. As of September 30, 2019, we were in compliance with all of these covenants and restrictions.

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

As of September 30, 2019, we had cash and cash equivalents totaling $348.0 million and $497.0 million available for borrowings under the Revolving Credit Facility. During the next 12 months, we believe our capital expenditures will approximate $40 million to $50 million, principally for machinery and equipment to support our ongoing business around the globe, in addition to expenditures for information technology infrastructure items and software.

On October 26, 2018, our Board of Directors approved an expanded stock repurchase program granting us the authority to repurchase up to $100 million in common stock in addition to the $250 million approved on March 6, 2018. As of September 30, 2019, we had $83.2 million remaining under the share repurchase authorization to purchase additional shares. We are under no commitment or obligation to repurchase any particular amount of common stock.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2019, we did not have any significant off-balance sheet arrangements. See Note 16 to the Condensed Consolidated Financial Statements.

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

We transact business in various foreign countries and are subject to foreign currency fluctuation risks. We use natural hedging and forward contracts to economically hedge transactional exposure primarily associated with trade accounts receivable, other receivables and trade accounts payable that are denominated in a currency other than the functional currency of the respective operating entity. We do not use derivative financial instruments for speculative purposes. The forward contract in place as of September 30, 2019 has not been designated as an accounting hedge and, therefore, changes in fair value are recorded within our Condensed Consolidated Statements of Income (Loss).

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

We are also exposed to interest rate risk on borrowings under our Credit Agreement. As of September 30, 2019, we had $146.3 million outstanding on the floating rate term loan facility, and we have an interest rate swap agreement with a notional amount of $146.3 million. Under this swap agreement, we receive variable rate interest rate payments and pay fixed rate interest payments. The effect of this swap is to convert a portion our floating rate interest expense to fixed interest rate expense. The interest rate swap is designated as a cash flow hedge. For additional information, see Note 16 to the Condensed Consolidated Financial Statements in Item 1 of this Report.

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

We are plaintiffs in a multi-district class action filed in the US District Court for the District of Arizona on June 28, 2017, Case No. 2:17-cv-02058-DJH. The case was brought against eighteen worldwide manufacturers of aluminum, tantalum, and film capacitors. The plaintiffs, including the Company and several of its subsidiaries, allege that the manufacturers participated in a conspiracy to fix the prices of and allocate markets for the affected capacitors between 2001 and 2014. To date, seven defendant groups have settled out of court resulting in a net recovery of $3.0 million by Benchmark during the first nine months of 2019; litigation is ongoing against remaining defendant groups.

Item 1A.Risk Factors

Except as set forth below, there have been no material changes to the risk factors previously disclosed in Part I, Item 1A of our 2018 10-K.

Our operations are subject to cyberattacks that could have a material adverse effect on our business.

We are increasingly dependent on digital technologies and services to conduct our business. We use these technologies for internal purposes, including data storage, processing and transmissions, as well as in our interactions with customers and suppliers. Examples of these digital technologies include ERP, shop floor control and other similar business applications, our global infrastructure and networks as well as external systems, analytics, automation, and cloud services. Digital technologies and services are subject to the risk of cyberattacks and, given the nature of such attacks, some incidents can remain undetected for a period of time despite our efforts to detect and respond to them in a timely manner. In particular, as discussed further below, our operations have been, and may in the future be, subject to ransomware or cyber-extortion attacks, which could significantly disrupt our operations. Generally, such attacks involve restricting access to computer systems or vital data.

We routinely monitor our systems for cyber threats and have processes in place to detect and remediate vulnerabilities. Nevertheless, we have experienced cyberattacks and attempted breaches, including phishing emails and other targeted attacks. In addition, in the fourth quarter of fiscal 2019, some of our systems were affected by a ransomware incident that encrypted information on our systems and disrupted customer and employee access to our systems and services. The Company has incurred, and expects to continue to incur, costs relating to this event, including to retain third party consultants and forensic experts to assist with the restoration and remediation of systems and, with the assistance of law enforcement, to investigate the attack. Although to date we have found no evidence of customers or employee data exfiltration, our forensic investigation is ongoing. The Company carries insurance, including cyber insurance. The full scope of the costs and related impacts of this incident, including the availability of insurance to offset some of these costs, has not been fully determined. These costs and the interruption to our business could have a material adverse effect on the Company’s results of operations and/or financial condition.

Future cybersecurity incidents, as well as the fourth quarter 2019 ransomware incident, could result in the misappropriation of confidential information of the Company or that of its customers, employees, business partners or others; litigation and potential liability; enforcement actions and investigations by regulatory authorities; loss of customers and contracts; damage to the Company’s reputation and/or otherwise harm its business. We also expect to incur substantial costs in the future to mitigate against cybersecurity attacks as threats are expected to continue to become more persistent and sophisticated.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information for the quarter ended September 30, 2019 about the Company’s repurchases of its equity securities registered pursuant to Section 12 of the Exchange Act, at a total cost of $18.3 million:

ISSUER PURCHASES OF EQUITY SECURITIES
(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares	Dollar Value)
			(or Units)	of Shares
			Purchased as	(or Units) that
	(a) Total		Part of	May Yet Be
	Number of		Publicly	Purchased
	Shares (or	(b) Average	Announced	Under the
	Units)	Price Paid per Share	Plans or	Plans or
Period	Purchased(1)	(or Unit)(2)	Programs	Programs(3)
July 1 to 31, 2019	53,891	$24.73	53,891	$100.2 million
August 1 to 31, 2019	360,084	$26.34	360,084	$90.7 million
September 1 to 30, 2019	267,839	$27.92	267,839	$83.2 million
Total	681,814	$26.84	681,814

(1) All stock repurchases were made on the open market.

(2) Average price paid per share is calculated on a settlement basis and excludes commission.

(3) On October 26, 2018, the Board of Directors authorized the repurchase of $100 million of the Company’s common stock in addition to the $250 million previously approved on March 6, 2018. Net of shares repurchased to date, the total remaining authorization outstanding as of September 30, 2019 is $83.2 million. Stock purchases may be made in the open market, in privately negotiated transactions or block transactions, at the discretion of the Company’s management and as market conditions warrant. Purchases are funded from available cash and may be commenced, suspended or discontinued at any time without prior notice. Shares of stock repurchased under the program are retired.

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

31.2 (1)Section 302 Certification of Chief Financial Officer

32.1 (2)Section 1350 Certification of Chief Executive Officer

32.2 (2)Section 1350 Certification of Chief Financial Officer

101.INS (1)XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH (1)Inline XBRL Taxonomy Extension Schema Document

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 5, 2019.

BENCHMARK ELECTRONICS, INC.
(Registrant)
By: /s/ Jeffrey W. Benck
Jeffrey W. Benck
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Roop K. Lakkaraju
Roop K. Lakkaraju
Chief Financial Officer
(Principal Financial and Accounting Officer)