Form 10-K
period 2019-12-31
BENCHMARK ELECTRONICS INC
filed 2020-03-02
CIK 863436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2019

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

As of June 28, 2019, the number of outstanding common shares was 37,679,265. As of such date, the aggregate market value of the common shares held by non-affiliates, based on the closing price of the common shares on the New York Stock Exchange on such date, was approximately $0.9 billion.

As of February 28, 2020, there were 36,755,144 common shares of Benchmark Electronics, Inc., par value $0.10 per share, outstanding.

Documents Incorporated by Reference:

Portions of the Company’s Proxy Statement for the 2020 Annual Shareholders Meeting are incorporated herein by reference (Part III, Items 10-14).

PART I

Item 1. Business.

This Annual Report on Form 10-K (Report) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts and may include words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” “will,” “could,” “predict,” and similar expressions or the negative or other variations thereof. In particular, statements, express or implied, concerning future operating results or margins, expected revenue mix, the ability to generate sales, income or cash flow are forward-looking statements. Undue reliance should not be placed on any forward-looking statements. Forward-looking statements are not guarantees of performance. Although Benchmark believes these statements are based on reasonable assumptions, they involve risks, uncertainties and assumptions that are beyond our ability to control or predict, including those discussed under Item 1A of this Report and in any of our subsequent reports filed with the Securities and Exchange Commission (SEC). Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes, including the future results of our operations, may vary materially from those indicated. All forward-looking statements included in this document are based upon information available to the Company as of the date of this document, and it assumes no duty to update them.

The Company’s fiscal year ends on December 31. Consequently, references to 2019 relate to the calendar year ended December 31, 2019; references to 2018 relate to the calendar year ended December 31, 2018, etc.

General

Benchmark Electronics, Inc. (Benchmark) is a Texas corporation that began operations in 1979 and is today a worldwide provider of innovative product design, engineering services, technology solutions and advanced manufacturing services (both electronic manufacturing services (EMS) and precision technology services). In this Report, references to Benchmark, the Company or use of the words “we”, “our” and “us” include Benchmark’s subsidiaries unless otherwise noted.

From initial product concept to volume production, including direct order fulfillment and aftermarket services, Benchmark has been providing integrated services and solutions to original equipment manufacturers (OEMs) since 1979. Today, Benchmark proudly serves the following industries: aerospace and defense (A&D), medical technologies, complex industrials, semiconductor capital equipment (semi-cap), next-generation telecommunications and high-end computing. Before the second quarter of 2019, results in the semi-cap sector were reported under test and instrumentation.

Our customer engagement focuses on three principal areas:

•Engineering Services, which include design for manufacturability, manufacturing process and test development, concurrent and sustaining engineering, turnkey product design and regulatory services. Our engineering services may be for systems, sub-systems, printed circuit boards and assemblies, and components. We provide these services across all the industries we serve, but focus primarily in regulated industries such as medical, complex industrials, A&D, and next-generation telecommunications.

•Technology Solutions, which involve developing a library of building blocks or reference designs primarily in defense solutions, surveillance systems, radio frequency and high-speed design, and front-end managed connectivity data collection systems. We often merge these technology solutions with engineering services in order to support manufacturing services. Our reference designs can be utilized across a variety of industries but we have significant capabilities in the A&D and next generation telecommunication markets. We have also developed differentiated capabilities in radio frequency (RF) and high speed design for both components and substrates. The need to reduce size, weight, and power (SWaP) to accommodate high frequency electronics communications is important to customers in the A&D, medical and next generation telecommunications markets.

•Manufacturing Services, which include printed circuit board assemblies (PCBAs) using both traditional surface mount technologies (SMT) and microelectronics, subsystem assembly, box build and systems integration. Systems integration often involves building a finished assembly that includes PCBAs, complex subsystem assemblies, mechatronics, displays, optics, and other components. These final products may be configured to order and delivered directly to the end-customer across all the industries we serve. Manufacturing services also includes precision technology services comprised of precision machining, advanced metal joining, assembly and functional testing primarily for semi-cap market (serving semiconductor capital equipment customers) as well as the medical and A&D markets.

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

We believe our primary competitive advantages are our engineering services (including product design), technology solutions, and manufacturing services (including electronics and precision technology capabilities) provided by highly skilled personnel. We continue to invest in our business to expand our skills and service offerings from direct customer inputs. We utilize customer feedback to enhance our future flexible design and manufacturing solutions in support of the full life cycle of customers’ products. These solutions provide accelerated time-to-market, faster time-to-volume production, and reduced product development costs. Working closely with our customers and responding promptly to their needs, we become an integral part of their process to bring products to market faster and more economically.

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

Our Industry

Outsourcing engineering and manufacturing services enable OEMs to concentrate on their core strengths, such as research and development, branding, and marketing and sales. In an outsourcing model, OEMs also benefit from improved efficiencies and reduced production costs, reduced fixed capital investments, improved inventory management, and access to global engineering and manufacturing resources. OEMs continue to turn to outsourcing to reduce time-to-market and time-to-volume production through utilization of their service providers’ product design and engineering services, technology solutions and manufacturing services.

Outsourcing rates fluctuate periodically, and not all industries we serve are experiencing high outsourcing growth rates. The traditional markets of computing and telecommunications have used the outsourcing model for a number of years and have a lower outsourcing growth potential than the under-penetrated medical, complex industrials, A&D, and semi-cap markets, which we identify as our higher-value markets. The higher-value markets typically provide the opportunity for higher profitability than the traditional markets and in some cases provide the potential for stable growth. The higher-value markets also align well with Benchmark’s expertise in more complex and highly regulated products, and we believe we are well-positioned to capitalize on increased outsourcing in these markets.

Our Strategy

Our goal is to be the solutions provider of choice to leading OEMs that we believe offer the greatest potential for profitable growth. To meet this goal, we have implemented the following strategies:

• Focus on More Complex Products for Customers. EMS providers serve a wide range of OEMs in different industries, such as consumer electronics, internet-focused businesses and information technology equipment. The product scope ranges from easy-to-assemble, low-cost, high-volume products targeted for the consumer market to complicated, state-of-the-art, mission-critical products. Higher-volume manufacturing customers in the more traditional markets of computing and telecommunications often compete on price with short product life cycles and require less value-add from EMS providers. Lower-volume manufacturing customers in the A&D, medical, and industrial markets are often in highly regulated industries where they are increasingly outsourcing higher value-added services to their EMS providers to meet stringent regulatory and time-to-market requirements. In the traditional markets, we focus on customers with more complex requirements such as high-performance computing and next generation telecommunications. In the higher-value markets where outsourcing growth rates are increasing and product life cycles are longer, we focus on customers where there is a strong match between our capabilities and their needs. We expect to achieve our goal of generating over 75% of our sales from higher-value market customers in the near future.

• Lead with Design & Engineering Services and Leverage Advanced Technology Solutions. In addition to strength in manufacturing complex high-density PCBAs, complex mechanical systems, and full systems integration, we offer customers specialized and tailored advanced design solutions, including technology building blocks and engineering services. We provide this engineering expertise through our design capabilities in our design centers in the Americas, Europe and Asia. Leading with engineering is important to our strategy to increase sales to customers in our targeted higher-value markets where products require high quality, extreme reliability and low product failure rates. Through leveraging our advanced technology and engineering solutions, customers can focus on core branding and marketing initiatives while we focus on bringing their products to market faster and more efficiently.

• Maintain and Develop Close, Long-Term Relationships with our Customers. Our strategy is focused on establishing long-term relationships with leading OEMs in growth industries by becoming an integral part of their concept-to-production and full product life cycle requirements. To accomplish this, we rely on our account managers, site program managers and general management teams to respond with speed and flexibility to frequently changing customer design specifications and production requirements. We focus on caring for our customers and ensuring that their needs are consistently met and exceeded.

• Deliver Complete High- and Low-Volume Manufacturing Solutions Globally. OEMs increasingly require a wide range of specialized design engineering and manufacturing services from EMS providers in order to reduce costs and accelerate their time-to-market and time-to-volume production. Building on our integrated engineering and manufacturing capabilities, we offer services from initial product design and test to final product assembly and distribution to OEM customers. Our precision technology services and complex mechanical manufacturing, along with our systems integration assembly and direct order fulfillment services, allow our customers the potential to reduce product cost and risk of product obsolescence by reducing their total work-in-process and finished goods inventory. These services are available at many of our manufacturing locations and allow us to offer customers the flexibility to move quickly from design and initial product introduction to production and distribution. We also offer our customers the opportunity to combine the benefits of low-cost manufacturing with the benefits and capabilities of our higher complexity support in Asia, Europe and the Americas.

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

• Optimize our Global Footprint. We will continue to evaluate our global footprint to insure we are improving the utilization of our facilities, expanding in the regional locations where customers would like to do business with us, and investing capital in new capabilities that match identified market needs. This effort has led to some site closures and site expansion across our network as appropriate.

• Pursue Strategic Acquisitions. Our capabilities have continued to expand through acquisitions and we will continue to selectively seek close-to-core bolt-on acquisitions which expand our technical capabilities.

We enhanced our capabilities through the following acquisitions:

- In June 2013, we acquired Suntron Corporation (the Suntron Acquisition) to better serve customers in the A&D markets and expand our capabilities in Mexico.

- In October 2013, we acquired the full-service EMS segment of CTS Corporation (the CTS Acquisition). The CTS Acquisition expanded our portfolio of customers in non-traditional and highly regulated markets and strengthened the depth and scope of our new product express capabilities on the West Coast.

- In November 2015, we acquired Secure Communication Systems, Inc. and its subsidiaries (collectively, Secure Technology or Secure) (the Secure Acquisition), a leading provider of customized high-performance electronics, sub-systems, and component solutions for mission critical applications in the highly regulated industrial and A&D markets.

In addition to expanding our global footprint, these acquisitions have enhanced our business in the following ways:

- improved customer growth opportunities;

- developed strategic relationships;

- broadened service and solution offerings;

- provided vertical solutions;

- diversified our market sectors; and

- added experienced management teams.

• Capital Allocation. We continue to be focused on effective capital deployment balancing appropriate investments in our business while providing returns to our shareholders. Future investments may include organic growth through targeted investments, close-to-core acquisitions with strong technical capabilities, and a balance between managing our level of outstanding debt and returning capital to shareholders through share repurchases and dividends.

Services We Provide

Through the Benchmark network, we offer a wide range of design, engineering, automation, test, manufacturing and fulfillment solutions that support our customers’ products from initial concept and design through prototyping, design validation, testing, ramp-to-volume production, worldwide distribution and aftermarket support. With our balanced footprint, we have the ability to serve global and regional customers. We support all of our service offerings with supply chain management systems, superior quality program management and integrated information technology systems. Our comprehensive service offerings enable us to provide a complete solution for our customers’ outsourcing requirements. All of our services are supported through a strong quality management system designed to globally provide the process discipline to reliably deliver high quality services, solutions and products to our customers.

Design & Engineering Services and Technology Solutions:

Our approach is to coordinate and integrate our concept, design, prototype and other engineering capabilities in support of our customers’ go-to-market and product life cycle requirements. These services strengthen our relationships with our manufacturing customers and help attract new customers that require specialized design and engineering services. Early engagement with engineering-led solutions is key to our strategy of focusing on products with greater complexity in our targeted verticals.

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

• Technology Solutions. We are investing in building blocks and solutions such as secure defense turnkey design and reference platforms in avionics, ground vehicle electronics, munitions, and soldier platforms that require ruggedization for harsh environments and secure communications. We are developing advanced manufacturing capabilities for high density interconnect circuits using advanced substrates including liquid crystal polymer, high-frequency filters and a data collection network that integrates sensors, radios, and gateways for data analytics.

Manufacturing Services (Electronics Manufacturing and Testing Services):

As OEMs seek to provide greater functionality in smaller products, they increasingly require sophisticated manufacturing technologies and processes. Our investment in advanced manufacturing equipment and process development, as well as our experience in innovative packaging and interconnect technologies, enable us to offer a variety of advanced manufacturing solutions. These packaging and interconnect technologies include but are not limited to:

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

We provide our customers with a comprehensive set of PCBA manufacturing technologies and solutions, which include:

• Surface mount technology

- Micro-Ball Grid Array

- Land Grid Array

- Quad Flat No-Leads

- Package-on-Package

- 01005 Chip Components

- Circuit Design and Fabrication of Hybrid interconnect and CCDs

• Substrate Technology; Rigid Epoxy, Flex, Ceramic, Glass, Rigid-Flex;

• Plated through hole technology;

• Pin-in-Paste Technology;

• Hybrid RoHS soldering processes;

• Wafer-Level CSP (WLCSP);

• Flip Chip;

• Chip-on-Board and Wire-Bonding;

• In-Circuit Test;

• Microelectronics, and

- Mixed SMT and Microelectronics assembly

• Inspection and Test solutions

- Automated optical inspection (2D & 3D)

- Automated x-ray inspection

- Flying Probe

- Boundary Scan Test

- In-Circuit Test;

- Board Level Functional Testing

- Device/System Integration Functional Test

- Electrical Safety Test

- Microelectronics Test

- Vibration, ESS, HASS and HALT

We also provide specialized solutions in support of our customers’ components, products and systems, which include:

• Conformal Coating and Potting;

• Underfill and Encapsulation;

• Ultrasonic Welding;

• Automation Solutions;

• Complex Final Assembly;

• Configure | Build to Order;

• Fluidics Assembly;

• Splicing and Connectorization for Optical Applications;

• Hybrid Optical/Electrical Printed Circuit Board Assembly and Testing; and

• Sub-Micron Alignment of Optical Sub-Assemblies.

•Component Engineering Services. We provide support to our customers to understand the evolving international environmental laws and regulations on content, packaging, labeling and similar issues concerning the environmental impact of their products including: “RoHS” (EU Directive 2011/65/EC on Restriction of certain Hazardous Substances); “WEEE” (EU Directive 2002/96/EC on Waste Electrical and Electronic Equipment); “REACH” (EC Regulation No 1907/2006 on Registration, Evaluation and Authorization of Chemicals); EU Member States’ Implementation of the foregoing; and the People’s Republic of China (PRC) Measures for Administration of the Pollution Control of Electronic Information Products of 2006. Manufacturing sites in the Americas, Asia and Europe regions are experienced with both water soluble and no-clean processes.

• Systems Assembly & Test. We offer a full spectrum of subsystem and system integration services. These include assembly, configuration and testing for all industries we service. We design, develop and build product-specific manufacturing processes utilizing manual, mechanized or fully automated lines to meet our customers’ product volume and quality requirements. We work with our customers to develop product-specific test strategies. Our test capabilities include manufacturing defect analysis, in-circuit tests to check the circuitry of the board and functional tests to confirm that the board or assembly operates in accordance with its final design and manufacturing specifications. We either custom design test equipment and software ourselves or use test equipment and software provided by our customers. We also offer our own internally designed functional test solutions for greater cost savings and flexibility, and provide environmental stress tests of assemblies of boards or systems. We also provide product life cycle testing services, such as ongoing reliability testing where units are continuously cycled for extended testing while monitoring for early-life failures.

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

Precision Technology Services (Precision Machining and Complex Vertically Integrated Assemblies):

In addition to traditional EMS, we offer complex precision technology services including full electromechanical assembly and testing services.

• Precision Technologies Group. We provide vertically integrated precision mechanical components and complex electromechanical assemblies. The processes supporting these include:

• Complex Small / Medium / Large Precision Machining;

• Advanced metal joining including vacuum chamber welding, electron beam laser and brazing;

• Multi-Axis Robotic Grinding for demanding applications such as turbine blades and scientific instruments;

• Complex Clean Room Assembly and Functional Test;

• Major Electromechanical Assemblies;

• Large precision and industrial frames; and

• Sheet metal and paint.

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

	Americas	Europe	Asia
ISO 13485 – Medical	Ö	Ö	Ö
FDA/QSR Compliant – Medical	Ö		Ö
ISO 14971 – Medical Risk Management	Ö
MedAccred	Ö		Ö
AS9100 – Aerospace	Ö	Ö	Ö
ITAR (International Traffic and Arms)	Ö	Ö
Nadcap (National Aerospace & Defense Assoc. Program)	Ö		Ö
FAA Approved Parts Manufacturer - Aviation	Ö
IATF 16949 – Automotive	Ö	Ö	Ö
TL9000 – Telecommunications	Ö
ANSI ESD S20:20	Ö	Ö	Ö
ISO 9001 - Quality	Ö	Ö	Ö
ISO 14001 – Environmental Health and Safety	Ö	Ö	Ö
OHSAS 18001/ISO 45001 – Occupational Health and Safety	Ö	Ö	Ö

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

Marketing and Customers

We market our services and solutions primarily through a direct sales force organized by market sector. In addition, our engineering, operational, and executive management teams are an integral part of our sales and marketing approach. We generally enter into master supply agreements with our customers. These arrangements generally govern the conduct of our business with customers relating to, among other things, the design and manufacturing of products that in some cases were previously produced by the customer. The arrangements also generally identify the specific products to be designed and manufactured, quality and production requirements, product pricing and materials management. There can be no assurance that these arrangements will remain in effect or be renewed, but we focus intently on customer care in an effort to anticipate and meet the current and future needs of our customers.

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

The following table sets forth the percentages of our sales by sector for 2019, 2018 and 2017.

Higher-Value Markets	2019	2018	2017
Industrials	20%	19%	20%
A&D	19	16	16
Medical	20	15	15
Semi-Cap	12	14	14
	71%	64%	65%

Traditional Markets	2019	2018	2017
Computing	16%	23%	22%
Telecommunications	13	13	13
	29%	36%	35%
	100%	100%	100%

A substantial percentage of our sales are made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. Sales to our ten largest customers represented 38%, 44% and 46% of our sales in 2019, 2018 and 2017, respectively. In 2019, no single customer represented 10% or more of our sales. In 2018, sales to International Business Machines Corporation represented 13% of our sales. In 2017, sales to International Business Machines Corporation and Applied Materials, Inc. represented 12% and 10%, respectively, of our sales.

During the first quarter of 2019, we indicated we would not renew a legacy computing contract with a long-standing customer that represented $324 million and $285 million in revenue in 2018 and 2017, respectively. When this contract was last renewed in early 2016, it was assumed that the related product line would go end-of-life or decline substantially over time. The opposite happened and business performance on this contract deteriorated due to model mix and supply chain changes. We notified the customer that we would not renew the contract past the expiration date at the end of 2019. We coordinated a transition plan with the customer and completely exited the contract fully in the third quarter of 2019. For additional information, see “Risk Factors—The loss of a major customer would adversely affect us” in Item 1A of this Report and “2019 Highlights” in Item 7 of this Report.

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

Backlog

We had sales backlog of approximately $1.8 billion at December 31, 2019, as compared to the 2018 year-end backlog of $2.1 billion. Backlog consists of purchase orders received, and other forecast requirements under customer contracts which can be subject to change. Although we expect to fill substantially all of our year-end backlog during 2020, we do not currently have long-term agreements with all of our customers, and customer orders can be canceled, changed or delayed. The timely replacement of canceled, changed or delayed orders with orders from new customers cannot be assured, nor are there any assurances that any of our current customers will continue to utilize our services. Because of these factors, our backlog is not a meaningful indicator of future financial results.

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

Sustainability

Benchmark is committed to being “sustainable”. Being sustainable describes our long-term approach to industry best practices and emerging norms in the areas of environmental consciousness, social responsibility, ethics and corporate governance, and supply chain ecosystem responsibility. Our goal is to do our part in contributing to a more sustainable world, while providing value to our shareholders consistent with our business objectives. Our sustainability priorities include:

Environmental Sustainability:

• We are committed to protecting the natural environment and our community by complying with all applicable legal and regulatory requirements.

• We engage our employees to accomplish this by conserving energy; reducing consumption of natural resources; preserving air, soil, and water quality, managing waste properly and encouraging reuse or recycling; reducing use of toxic substances and applying an ethical approach to source reduction and disposal efforts.

• All Benchmark manufacturing facilities are either currently certified or undergoing certification to ISO 14001, which is a set of standards related to environmental management and systems. The ISO 14001 standards help organizations minimize adverse impacts to the environment, comply with applicable laws, regulations and other requirements, and achieve continual improvement in these areas.

• Benchmark has launched a number of global initiatives designed to reduce energy consumption in our facilities, including upgrades and or retrofits in LED and motion detector lighting, cooling towers, compressed air and vacuum systems, and exhaust fans.

Care for People:

• We believe in upholding the principle of human rights, worker safety and observing fair labor practices within our organization and our supply chain.

• We are committed to ensuring proper working conditions exist for the safety of our employees, such as the implementation of 5S and visual management practices, developing, implementing and continuously improving our Occupational Health and Safety Management System, and providing appropriate education, reporting and controls.

• We are committed to participating in the development of our surrounding communities and supporting diversity.

• In the fall of 2019, a strategic customer presented a Benchmark operation with a “Supplier ESG Excellence Award” for their “participation, leadership and superiority during the Forced and Bonded Labor Prevention Program.”

Ethics & Corporate Responsibility:

• We are committed to ensuring ethical organizational governance, promoting business ethics and integrity, and embracing diversity and inclusion in the board room and throughout the organization.

• We are committed to observing fair, transparent and accountable operating practices.

• Benchmark believes that its ultimate responsibility is to help create and foster the best possible work environment for everyone in our organization. To this end, we implemented a “Speak Up!” campaign designed to promote a positive and ethical organizational culture. We believe that each team member, regardless of position, shares in this responsibility, and we encourage all of them to “Speak Up!” with questions or concerns about actual or potential ethical issues, questions about company policies, suggestions about how we can make our organization better and to address any other concerns.

• To facilitate open and honest communication, in 2018 we upgraded our Helpline to include global local phone numbers together with language support that allows reporters to “Speak Up!” in over 150 native languages. In addition, we added a web portal that allows online reporting of concerns, a place to ask questions, or quickly access ethics and compliance policies.

• We believe these efforts strengthen our enterprise ethics and compliance efforts and foster the environment where stakeholders can express and have concerns resolved.

Supply Chain Responsibility:

• We are committed to sourcing with suppliers willing to support our sustainability initiatives.

• Benchmark endorses the Responsible Business Alliance (RBA)(formerly the Electronics Industry Citizenship Coalition or EICC) Code of Conduct, which provides guidance in five critical areas of corporate social responsibility (CSR) performance, including labor, health and safety, environment, management systems, and ethics. Benchmark also seeks the same endorsement from our business partners, requesting that each business partner adhere to the RBA Code of Conduct or its equivalent at initial engagement and flowing these requirements through our commercial contracts to our business partners and supply chain. Benchmark also conducts a supply chain monitoring system to assess adherence in these areas with regard to our supply chain partners.

• Benchmark also supports Rule 13p-1 under the Securities Exchange Act (Conflict Minerals Law) and efforts to avoid sourcing Conflict Minerals directly or indirectly financing armed groups in the Democratic Republic of Congo (DRC) and in adjoining countries. Consistent with the Conflict Minerals Law and the OECD Due Diligence Guidance concerning Conflict Minerals, Benchmark adopted the Conflict Free Sourcing Initiative Due Diligence reporting process and seeks to obtain Conflict Minerals content declarations from its suppliers, all in an effort to promote supply chain transparency. Benchmark does not directly source tin, tantalum, tungsten or gold (3TG) from mines, smelters or refiners, and is in most cases several or more levels removed from these supply chain participants. Benchmark therefore expects:

‒ our suppliers to source 3TG only from smelters and refiners validated as being conflict free and that do not directly or indirectly benefit or finance armed groups in the DRC or other covered country;

‒ our suppliers to fully-comply with the Conflict Minerals Law and provide all necessary declarations;

‒ our suppliers to pass these requirements through to their supply chain and determine the source and chain of custody of specified minerals, including 3TG; and any suppliers not willing to comply with these requirements shall be reviewed by global procurement with regard to future business and sourcing declarations. This conflict minerals policy encourages our suppliers to respect and protect human rights throughout the world.

Governmental Regulation

Our operations, and the operations of businesses that we acquire, are subject to foreign, federal, state and local regulatory requirements relating to security clearance, trade compliance, anticorruption, environmental, waste management, and health and safety matters. We are committed to operating in compliance with all applicable requirements. Significant costs and liabilities may arise from these requirements or from new, modified or more stringent requirements, which could affect our earnings and competitive position. In addition, our past, current and future operations, and those of businesses we acquire, may give rise to claims of exposure by employees or the public or to other claims or liabilities relating to environmental, waste management or health and safety concerns.

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

Employees

As of December 31, 2019, we employed approximately 10,600 people, approximately 370 of whom were engaged in design and development engineering. None of our domestic employees are represented by a labor union. In certain international locations, our employees are represented by labor unions and by works councils. Some European countries also often have mandatory legal provisions regarding terms of employment, severance compensation and other conditions of employment that are more restrictive than U.S. laws. We have never experienced a strike or similar work stoppage, and we believe that our employee and labor relations are good.

Segments and International Operations

We have manufacturing facilities in the Americas, Asia and Europe to serve our customers. Benchmark is operated and managed geographically, and management evaluates performance and allocates resources on a geographic basis. We currently operate outside the United States in China, Malaysia, Mexico, the Netherlands, Romania and Thailand. During 2019, 2018 and 2017, 47%, 45% and 47%, respectively, of our sales were from our international operations. See Note 10 and Note 15 of Notes to Consolidated Financial Statements in Item 8 of this Report for segment and geographical information.

Available Information

Our website may be viewed at http://www.bench.com. Reference to our website is for informational purposes only and the information contained therein is not incorporated by reference into this annual report. We make available free of charge through our internet website our filings with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the SEC. All reports we file with the SEC are also available free of charge via EDGAR through the SEC’s website at http://www.sec.gov.

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

Uncertainty over the erosion of global consumer confidence, geopolitical issues, the availability and cost of credit, concerns about volatile energy costs, declining asset values, inflation, rising unemployment, and the stability and solvency of financial institutions, financial markets, businesses, and sovereign nations can slow global economic growth and result in recessionary conditions. Any of these potential negative economic conditions may reduce demand for our customers’ products and adversely affect our sales. Consequently, our past operating results, earnings and cash flows may not be indicative of our future operating results, earnings and cash flows.

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

We are dependent on the continued growth, viability and financial stability of our customers. Our customers are OEMs of:

•industrial equipment,

•equipment for the A&D industries;

•telecommunication equipment;

•computers and related products for business enterprises;

•medical devices; and

•semi-cap equipment.

These markets are subject to rapid technological change, vigorous competition, short product life cycles and consequent product obsolescence. When our customers are adversely affected by these factors, we may be similarly affected. For example, the declines in demand throughout the broader semi-capital equipment market in 2018 and 2019 have had a significant impact on us.

The loss of a major customer would adversely affect us.

Our sales are dependent on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on us. A substantial percentage of our sales are made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. Sales to our ten largest customers represented 38%, 44% and 46% of our sales in 2019, 2018 and 2017, respectively. Further, as part of our ongoing process to review marginal and dilutive contracts, we made the decision to not renew the legacy contract with a large computing customer that expired at the end of 2019. During the second quarter of 2019, we completed the final buildout of this legacy contract and in the third quarter had an immaterial amount of revenue from this contract.

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

The volume and timing of sales to our customers vary due to:

•changes in demand for their products;

•their attempts to manage their inventory;

•design changes;

•changes in their manufacturing strategies; and

•acquisitions of, or consolidations among, customers.

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

During 2019, 2018 and 2017, 47%, 45% and 47%, respectively, of our sales were from our international operations. These international operations are subject to a number of risks, including:

•difficulties in staffing and managing foreign operations;

•coordinating communications and logistics across geographic distances and multiple time zones;

•less flexible employee relationships, which complicate meeting demand fluctuations and can be difficult and expensive to terminate;

•political and economic instability (including acts of terrorism and outbreaks of war), which could impact our ability to ship and/or receive product;

•changes in foreign or domestic government policies, regulatory requirements and laws, which could impact our business;

•longer customer payment cycles and difficulty collecting accounts receivable;

•export duties, import controls and trade barriers (including quotas and border taxes);

•governmental restrictions on the transfer of funds;

•risk of governmental expropriation of our property;

•burdens of complying with a wide variety of foreign laws and labor practices, including various and changing minimum wage regulations;

•fluctuations in currency exchange rates, which could affect foreign taxes due, component costs, local payroll, utility and other expenses; and

•inability to utilize net operating losses incurred by our foreign operations which would increase our overall effective tax rate.

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

We have significant international sales and operations and face risks related to health epidemics such as the coronavirus.

Any outbreaks of contagious diseases and other adverse public health developments in countries where we operate could have a material and adverse effect on our business, financial condition and results of operations. For example, the recent outbreak of a novel strain of coronavirus first identified in Wuhan, Hubei Province, China, has resulted in significant governmental measures being implemented to control the spread of the virus, including restrictions on manufacturing and the movement of employees in many regions of the country. This has affected our manufacturing facilities in China as well as the facilities of our suppliers, customers and our customers’ contract manufacturers. The extent to which the coronavirus will impact our business and our financial results will depend on future developments, which are highly uncertain and cannot be predicted. In addition, the coronavirus may result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our end customers’ products. Any of these events, including a prolonged disruption to our manufacturing facilities in China, could materially and adversely affect our business and our financial results. The extent of the impact will depend on future developments, which are highly uncertain and cannot be predicted. As a result, at the time of this filing, it is impossible to predict the overall impact of the coronavirus on our business and financial results.

Regulatory, legislative or self-regulatory/standard developments regarding privacy and data security matters could adversely affect our ability to conduct our business.

U.S. privacy and data security laws apply to our various businesses. We also do business globally in countries that have more stringent data protection laws than those in the United States that may be inconsistent across jurisdictions and are subject to evolving and differing interpretations. Governments, privacy advocates and class action attorneys are increasingly scrutinizing how companies collect, process, use, store, share and transmit personal data. In Europe, the General Data Protection Regulation (GDPR) requires us to protect the privacy of certain personal data of European Union (EU) citizens. The California Consumer Privacy Act (CCPA), which recently went into effect, has similar protections. While we have implemented processes and controls to comply with GDPR and CCPA requirements, we could incur significant fines, individual damages and reputational risks if our controls and processes are ineffective and we fail to comply.

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

We experience intense competition, which can intensify further as more companies enter the markets in which we operate, as existing competitors expand capacity and as the industry consolidates. The availability of excess manufacturing capacity at many of our competitors creates intense pricing and competitive pressure on the EMS industry as a whole. To compete effectively, we must continue to provide technologically advanced manufacturing services, maintain strict quality standards, respond flexibly and rapidly to customers’ design and schedule changes, deliver products globally on a reliable basis at competitive prices and seek to create enhanced relationships with our customers with our advanced technology and engineering solutions. Our inability to do so could have an adverse effect on us.

We may experience fluctuations in quarterly results.

Our quarterly results may vary significantly depending on various factors, many of which are beyond our control. These factors include:

•the volume of customer orders relative to our capacity;

•customer introduction and market acceptance of new products;

•changes in demand for customer products;

•seasonality in demand for customer products;

•pricing and other competitive pressures;

•the timing of our expenditures in anticipation of future orders;

•our effectiveness in managing manufacturing processes;

•changes in cost and availability of labor and components;

•changes in our product mix;

•changes in tax laws in the jurisdictions in which we operate;

•changes in tariffs, trade agreements and other trade protection measures;

•fluctuations in currency exchange rates;

•changes in political and economic conditions;

• disruptions caused by computer malfunctions or cybersecurity incidents; and

•local factors and events that may affect our production volume, such as local holidays, pandemics or natural disasters.

Additionally, as is the case with many high technology companies, a significant portion of our shipments typically occur in the last few weeks of a given quarter. Accordingly, sales shifts from quarter to quarter may not be readily apparent until the end of a given quarter, and may have a significant effect on projected and reported results.

Acquisitions may pose difficulties for us.

Our capabilities have historically grown through acquisitions, and we may pursue additional acquisitions in the future. Our projections of results and successful integration of acquired operations into our network involve risks, including:

•integration and management of the operations;

•as noted above, demand can vary, and our projections of results may be wrong due to deferred or reduced demand;

•retention of key personnel;

•integration of purchasing operations and information systems;

•retention of the customer base of acquired businesses;

•management of an increasingly larger and more geographically disparate business;

•the possibility that past transactions or practices may lead to future commercial or regulatory risks;

•diversion of management’s attention from other ongoing business concerns, and

•inadequate internal control over financial reporting and our ability to bring such controls into compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 in a timely manner.

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

Several countries where we operate allow for tax holidays or provide other tax incentives to attract and retain business. We have obtained holidays or other incentives where available. Our taxes could increase if certain tax holidays or incentives were retracted, or if they were not renewed upon expiration, or tax rates applicable to us in such jurisdictions were otherwise increased, such as the nonrenewal of our tax holiday in China in 2019. In addition, further acquisitions may cause our effective tax rate to increase. Given the scope of our international operations and our international tax arrangements, changes to the manner in which U.S. based multinational companies are taxed in the U.S. could have a material impact on our financial results and competitiveness.

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

We have recorded intangible assets, including goodwill, in connection with business acquisitions. We are required to assess goodwill and intangible assets for impairment at least on an annual basis and whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. A significant and sustained decline in our market capitalization could result in material charges in future periods that could be adverse to our operating results and financial position. As of December 31, 2019, we had $192.1 million in goodwill and $75.8 million of identifiable intangible assets. See Note 1(h) to the Consolidated Financial Statements in Item 8 of this Report.

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

We routinely monitor our systems for cyber threats and have processes in place to detect and remediate vulnerabilities. Nevertheless, we have experienced cyberattacks and attempted breaches, including phishing emails and other targeted attacks. In addition, in the fourth quarter of fiscal 2019, some of our systems were affected by a ransomware incident that encrypted information on our systems and disrupted customer and employee access to our systems and services. The Company incurred, and could continue to incur, costs relating to this event, including to retain third party consultants and forensic experts to assist with the restoration and remediation of systems and, with the assistance of law enforcement, to investigate the attack, as well as increased expenditures for our information technology (IT) infrastructure, systems and network. The Company has found no evidence that customer or employee data was exfiltrated from its network. The Company carries insurance, including cyber insurance. The availability of insurance to offset the full scope of the costs and related impacts of the 2019 ransomware incident has not been fully determined.

Future cybersecurity incidents could result in the misappropriation of confidential information of the Company or that of its customers, employees, business partners or others; litigation and potential liability; enforcement actions and investigations by regulatory authorities; loss of customers and contracts; damage to the Company’s reputation and/or otherwise harm its business. We also expect to incur substantial costs in the future to mitigate against cybersecurity attacks as threats are expected to continue to become more persistent and sophisticated. If our systems for protecting against cybersecurity risks prove not to be sufficient, we could be adversely affected by, among other things: loss of or damage to intellectual property, proprietary or confidential information, or customer, supplier, or employee data; interruption of our business operations; and increased costs required to prevent, respond to, or mitigate cybersecurity attacks. These risks could harm our reputation and our relationships with customers, suppliers, employees and other third parties, and may result in claims against us. These risks could have a material adverse effect on our business, consolidated results of operations and consolidated financial condition.

Any delay in the upgrade of our information systems could disrupt our operations and cause unanticipated increases in our costs.

We are currently upgrading our IT infrastructure and enterprise resource planning system, which we anticipate taking several years. Failure to complete the upgrade could leave us with sites without the systems capability to flexibly support future customer requirements for manufacturing capabilities and data driven analytics, as well as result in unanticipated increases in costs.

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

We bear the risk of uninsured losses.

As a result of extensive 2011 flooding in Thailand, we have been unable to obtain cost-effective flood insurance to adequately cover assets at our facilities in Thailand. We continue to monitor the insurance market in Thailand. We maintain insurance on all our properties and operations for risks and in amounts customary in the industry. While such insurance includes general liability, property & casualty, and directors & officers liability coverage, not all losses are insured, and we retain certain risks of loss through deductibles, limits and self-retentions. In the event we experience a significant uninsured loss, it could have a material adverse effect on our business, financial condition and results of operations.

Our level of indebtedness may limit our flexibility in operating our business and reacting to changes in our business or industry, or prevent us from making payments on our debt or obtaining additional financing.

As of December 31, 2019, our total outstanding debt (excluding unamortized debt issuance costs and finance leases) was $144.4 million, all of which represented borrowings under our term loan facility (the Term Loan). Our level of indebtedness could have important consequences. For example, it could:

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

We prepare our financial statements in conformity with U.S. GAAP. These principles are subject to interpretation by the Financial Accounting Standards Board (FASB), the American Institute of Certified Public Accountants, the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in these policies can have a significant effect on our reported results and may affect our reporting of transactions that are completed before a change is announced. Changes to those rules or questions as to how we interpret or implement them may have a material adverse effect on our reported financial results or on the way we conduct business. For example, in May 2014 the FASB issued a new standard (commonly referred to as ASC 606) which changed the way we recognize revenue and significantly expanded the disclosures requirements for revenue arrangements. We adopted the requirements of this new standard on January 1, 2018. Under ASC 606, we recognize revenue as the customer takes control of the products. Under the majority of our manufacturing contracts with customers, the customer controls all of the work-in-progress as products are being built. Revenues under these contracts are recognized progressively based on the cost-to-cost method. Accordingly, we now recognize revenue under these contracts earlier than under the previous accounting rules. In addition, in February 2016, the FASB established Topic 842 (ASC 842), Leases, and issued a new accounting standards update which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. We adopted the requirements of this new standard on January 1, 2019. Under ASC 842, leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The most significant effects of adoption related to (1) the recognition of new ROU assets and lease liabilities on the Company’s balance sheet for its real estate and equipment operating leases; and (2) providing significant new disclosures about our leasing activities. See Note 1(q) of the Notes to the Consolidated Financial Statements in Item 8 of this Report for additional information relating to our 2018 adoption of the new revenue recognition standard and our 2019 adoption of the new leases standard.

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

We manufacture and design products to our customers’ specifications; in some cases, our processes and facilities must comply with applicable regulatory requirements. For example, medical devices that we manufacture or design, as well as the facilities and manufacturing processes that we use to produce them, are regulated by the U.S. Food and Drug Administration or non-U.S. counterparts of this agency. Similarly, items we manufacture for customers in the A&D industries, as well as the processes we use to produce them, are regulated by the Department of Defense and the Federal Aviation Authority, which have increased their focus and penalties related to counterfeit materials. In addition, our customers’ products and the manufacturing processes or documentation that we use to produce them often are highly complex. As a result, products that we manufacture may at times contain manufacturing or design defects, and our manufacturing processes may be subject to errors or noncompliant with applicable statutory and regulatory requirements. Defects in the products we manufacture or design, whether caused by a design, manufacturing or component failure or error, or deficiencies in our manufacturing processes, may result in delayed shipments to customers or reduced or cancelled customer orders. If these defects or deficiencies were significant, our business reputation could also be damaged. The failure of our products, manufacturing processes or facilities to comply with applicable statutory and regulatory requirements could subject us to fines or penalties and, in some cases, require us to shut down or incur considerable expense to correct a product, process or facility. In addition, these defects may result in liability claims against us or expose us to liability to pay for the recall of a product. The magnitude of any such claim may increase as we expand our medical and aerospace and defense manufacturing services, as defects in medical, aerospace or defense devices or systems could seriously harm or kill users of these products and others. Even if our customers are responsible for the defects, they may not, or may not have resources to, assume responsibility for any costs or liabilities arising from these defects, which could expose us to additional liability claims.

Customer relationships with start-up or emerging companies may present more risks than with established companies.

Customer relationships with start-up or emerging companies present special risks because these companies do not have an extensive product history. As a result, there is less demonstration of market acceptance of their products, making it harder for us to anticipate needs and requirements than with established customers. In addition, funding for such companies may be more difficult to obtain and these customer relationships may not continue or materialize to the extent we plan or previously experienced. This tightening of financing for start-up customers, together with many start-up customers’ lack of prior operations and unproven product markets increase our credit risk, especially in trade accounts receivable and inventories. Although we perform ongoing credit evaluations of our customers and adjust our allowance for doubtful accounts receivable for all customers, including start-up customers and emerging companies, based on the information available, these allowances may not be adequate. This risk may exist for any new start-up or emerging company customers in the future.

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

The following chart summarizes the approximate square footage of our principal manufacturing facilities by country:

Location	Sq. Ft.

United States:
Alabama	195,000
Arizona	199,000
California	388,000
Minnesota	459,000
New Hampshire	171,000
Texas	155,000
China	326,000
Malaysia	347,000
Mexico	524,000
Netherlands	159,000
Romania	142,000
Thailand	756,000
Total	3,821,000

Our principal manufacturing facilities consist of 1.9 million square feet in facilities that we own, with the remaining 1.9 million square feet in leased facilities whose terms expire between 2020 and 2036. We currently lease our corporate headquarters in Tempe, Arizona. This lease consists of approximately 64,000 square feet. We lease other facilities with a total of 40,000 square feet dedicated to engineering, sales and procurement services.

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

The last reported sale price of our common shares on February 28, 2020, as reported by the New York Stock Exchange, was $27.18. There were approximately 500 record holders of our common shares as of February 28, 2020. Because many of our common shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Dividends

We began declaring and paying quarterly dividends of $0.15 per share during the first quarter of 2018. During 2019, cash dividends paid totaled $23.3 million. The Board of Directors currently intends to continue paying quarterly dividends and on February 3, 2020, the Company announced its intention to increase its quarterly dividend from $0.15 to $0.16 per share. However, the Company’s future dividend policy is subject to its compliance with applicable law, and depending on, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in the our debt agreements, and other factors that the Board of Directors may deem relevant. Dividend payments are not mandatory or guaranteed; there can be no assurance that we will continue to pay a dividend in the future.

Issuer Purchases of Equity Securities

The following table provides information about the Company’s repurchase of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the quarter ending December 31, 2019, at a total cost of $3.8 million:

(d)
Maximum
Number (or
			(c)	Approximate
			Total Number of	Dollar Value)
			Shares (or Units)	of Shares (or
			Purchased as	Units) that
	(a)		Part of	May Yet Be
	Total Number of	(b)	Publicly	Purchased
	Shares (or	Average Price	Announced	Under the
	Units)	Paid per Share	Plans or	Plans or
Period	Purchased(1)	(or Unit)(2)	Programs	Programs(3)
October 1 to 31, 2019	128,855	$29.15	128,855	$79.5 million
November 1 to 30, 2019	—	—	—	$79.5 million
December 1 to 31, 2019	—	—	—	$79.5 million
Total	128,855	$29.15	128,855

(1) All share repurchases were made on the open market.

(2) Average price paid per share is calculated on a settlement basis and excludes commissions.

(3) On March 6, 2018, the Board of Directors approved an expanded stock repurchase authorization granting the Company authority to repurchase up to $250 million in common stock in addition to the $100 million previously approved on December 7, 2015. On October 26, 2018, the Board of Directors authorized the repurchase of an additional $100 million of the Company’s common stock. Net of shares repurchased to date, the total remaining authorization as of December 31, 2019 is $79.5 million. On February 19, 2020, the Board of Directors authorized the repurchase of an additional $150 million of the Company’s common stock. Stock purchases may be made in the open market, in privately negotiated transactions or block transactions, at the discretion of the Company’s management and as market conditions warrant. Purchases are funded from available cash and may be commenced, suspended or discontinued at any time without prior notice. Shares of stock repurchased under the program are retired.

During 2019, the Company repurchased a total of 4.7 million common shares for an aggregate of $122.1 million at an average price of $25.86 per share. Since 2015, the Company has repurchased a total of 18.9 million common shares for $473.6 million at an average price of $24.98 per share.

Performance Graph

The following graph compares the cumulative total shareholder return on our common shares for the five-year period commencing December 31, 2014 and ending December 31, 2019, with the cumulative total return of the Standard & Poor’s 500 Stock Index (which does not include Benchmark), and the Peer Group Index, which is composed of Celestica Inc., Flex Ltd., Jabil Circuit, Inc., Plexus Corp and Sanmina Corporation. Dividend reinvestment has been assumed.

	Dec-14	Dec-15	Dec-16	Dec-17	Dec-18	Dec-19
Benchmark Electronics, Inc.	$100.00	$81.30	$119.90	$114.40	$83.30	$135.10
Peer Group	$100.00	$98.20	$124.40	$139.60	$89.60	$138.70
S&P 500	$100.00	$99.30	$108.70	$129.90	$121.80	$156.90

Item 6. Selected Financial Data.

	Year Ended December 31,
(in thousands, except per share data)	2019	2018	2017	2016	2015

Selected Statements of Income Data
Sales	$2,268,095	$2,566,465	$2,454,479	$2,322,285	$2,540,873
Cost of sales	2,067,689	2,345,872	2,228,559	2,107,600	2,321,619
Gross profit	200,406	220,593	225,920	214,685	219,254
Selling, general and administrative expenses	141,618	143,205	130,401	113,448	107,462
Amortization of intangible assets	9,461	9,485	10,065	11,838	4,962
Restructuring charges and other costs(1)	13,101	9,365	8,628	12,539	13,861
Ransomware related incident costs, net(2)	7,681	—	—	—	—
Income from operations	28,545	58,538	76,826	76,860	92,969
Interest expense	(6,664)	(10,473)	(9,405)	(9,304)	(2,996)
Interest income	3,829	6,848	5,370	2,136	1,207
Other expense	1,559	628	(1,786)	(282)	(1,141)
Income tax expense (benefit)(3)	3,844	32,724	102,906	5,477	(5,362)
Net income (loss)	$23,425	$22,817	$(31,901)	$63,933	$95,401

Earnings (loss) per share:(4)
Basic	$ 0.61	$ 0.49	$ (0.64)	$ 1.30	$ 1.85
Diluted	$ 0.60	$ 0.49	$ (0.64)	$ 1.28	$ 1.83

Weighted-average number of shares outstanding:
Basic	38,338	46,332	49,680	49,298	51,573
Diluted	38,763	46,655	49,680	49,825	52,088

Cash dividends per common share	$ 0.60	$ 0.60	—	—	—

	December 31,
(in thousands)	2019	2018	2017	2016	2015

Selected Balance Sheet Data
Working capital	$735,837	$866,391	$1,152,340	$1,133,043	$1,068,075
Total assets	1,759,874	1,899,783	2,109,304	2,008,925	1,904,247
Total debt	147,737	154,070	211,680	223,648	235,193
Shareholders’ equity	$1,014,832	$1,132,225	$1,339,138	$1,375,720	$1,332,273

(1) See Note 19 to the Consolidated Financial Statements for a discussion of the restructuring charges occurring in 2019, 2018 and 2017. Also in 2019, we incurred $4.6 million in charges primarily related to our Chief Executive Officer (CEO) transition and our 2019 proxy activity. During 2018 and 2017, we incurred $2.8 million and $3.7 million, respectively, in costs related to the relocation and transition of our corporate headquarters to Arizona. In 2018, we recognized $1.4 million related to a litigation arbitration decision against the Company. In 2016, we also recognized $4.3 million of costs in connection with a proxy contest relating to our 2016 annual shareholders meeting, $3.0 million in connection with the separation of our former CEO in September 2016 and $0.4 million in other charges. During 2015, the Company recognized restructuring charges totaling $13.9 million, related to reductions in workforce and the resizing and closure of certain facilities.

(2) See Note 20 to the Consolidated Financial Statements for a discussion of the ransomware incident related costs, net occurring in 2019.

(3)See Note 10 to the Consolidated Financial Statements for a discussion of income taxes. During the first quarter of 2018, we changed our historical repatriation strategy. We have historically asserted our intention to indefinitely reinvest undistributed foreign earnings. We no longer consider these earnings to be indefinitely reinvested in our foreign subsidiaries. As a result of this change in assertion for undistributed earnings prior to December 31, 2017, we recorded a $30.8 million deferred tax expense for foreign withholding tax from Asia and $9.4 million for deferred U.S. state income tax expense in the first quarter of 2018. During the fourth quarter of 2018, we recorded estimated foreign tax credits totaling $9.2 million associated with the foreign withholding taxes. During the fourth quarter of 2017, the Company recorded the estimated impact of the U.S. Tax Reform totaling $97.7 million. During the fourth quarter of 2016, the Company reduced its unrecognized tax benefits reserve by $8.3 million (including penalties and interest). During the fourth quarter of 2015, the Company reduced its deferred tax valuation allowance by $19.5 million and reduced its unrecognized tax benefits reserve by $1.7 million.

(4)See Note 1(i) to the Consolidated Financial Statements for the basis of computing earnings per share.

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

In March 2019, the SEC amended its rules to modernize and simplify certain reporting requirements for public companies. As part of this change, registrants may exclude discussion of the earliest of the three years in Management’s Discussion and Analysis (MD&A). For further discussion regarding our results of operations for the year ended December 31, 2018 as compared to the year ended December 31, 2017, refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Ransomware Incident

During the fourth quarter ended December 31, 2019, some of the Company’s systems were affected by a ransomware incident that encrypted information on its systems and disrupted customer and employee access to its applications and services. The Company immediately took steps to isolate the impact and implemented measures to prevent additional systems from being affected, including taking its network offline as a precaution. In connection with this incident, third party consultants and forensic experts were engaged to assist with the restoration and remediation of the Company’s systems and, with the assistance of law enforcement, to investigate the incident. The Company has found no evidence that customer or employee data was exfiltrated from its network.

The Company restored connectivity and resumed operations quickly following the ransomware incident. However, fourth quarter 2019 operations were adversely affected by the inefficiencies caused by taking the network offline for a period of time. As a result, the Company’s fourth quarter 2019 revenue was also adversely affected as the Company was unable to fulfill a portion of customer demand during the quarter.

We do have insurance coverage, including cyber insurance, and are working diligently with our insurance carriers on claims to recover costs incurred. We expect that the insurance recovery process will be ongoing throughout 2020.

In 2019, ransomware incident related costs incurred totaled $7.7 million, net of estimated insurance recoveries of $5.0 million. These costs were primarily comprised of the certain employee related expenses and various third party consulting services, including forensic experts, legal counsel and other IT professional expenses.

We expect to incur additional costs related to the ransomware event in 2020, but these are not expected to be significant. Further insurance recoveries will be recorded when considered probable for recovery.

2019 OVERVIEW

Sales for 2019 were $2.3 billion, a 12% decrease from sales of $2.6 billion in 2018. During 2019, sales to customers in our various industry sectors fluctuated from 2018 as follows:

•Industrials decreased by 8%,

•A&D increased by 6%,

•Medical increased by 14%,

•Semi-cap decreased by 22%,

•Computing decreased by 38%, and

•Telecommunications decreased by 12%.

The overall revenue decrease was due primarily to our planned exit of a legacy Computing contract which was completed in 2019 (as discussed below), in addition to the decline in the overall semi-cap market, reduced revenues from other Computing and Telecommunications customers and the impact of the ransomware incident (as discussed below).

Our sales depend on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, can adversely affect us. A substantial percentage of our sales are made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. Sales to our ten largest customers represented 38% and 44% of our sales in 2019 and 2018, respectively. In 2019, there was no single customer with sales over 10% of our sales. In 2018, sales to International Business Machines Corporation (IBM) represented 13% of our sales.

As part of our ongoing process to review contracts that are marginal and dilutive to our gross margin, we made the decision to not renew the contract with a large Computing customer that was to expire at the end of 2019. During the second quarter of 2019, we completed the final build out of this legacy contract and in the third quarter had an immaterial amount of revenue from this contract as the transition was completed.

During 2019, we incurred an $11.0 million charge for the write-down of inventory and a provision for accounts receivable associated with the insolvency of a customer. These charges increased cost of sales by $0.9 million and selling, general and administrative expenses by $10.1 million. In 2019, we also recovered $1.7 million of amounts written down in 2018 associated with the insolvency of another customer.

We experience fluctuations in gross profit from period to period. Different programs contribute different gross profits depending on the type of services involved, location of production, size of the program, complexity of the product and level of material costs associated with the various products. Moreover, new programs can contribute relatively less to our gross profit in their early stages when manufacturing volumes are usually lower, resulting in inefficiencies and unabsorbed manufacturing overhead costs. In addition, a number of our new and higher-volume programs remain subject to competitive constraints that can exert downward pressure on our margins. During periods of low production volume, we generally have idle capacity and reduced gross profit. Gross profit can also be impacted by other situations, such as the ransomware incident experienced in 2019.

We have undertaken initiatives to restructure our business operations with the intention of improving utilization and reducing costs. During 2019, we recognized $8.5 million of restructuring charges in connection with the announced closure of two facilities and other reductions in workforce of certain facilities primarily in the Americas. In addition, we incurred $4.6 million in charges primarily related to our CEO transition and our 2019 proxy activity.

During 2019, we incurred $7.7 million in ransomware incident related costs, net of estimated insurance recoveries.

RESULTS OF OPERATIONS

The following table presents the percentage relationship that certain items in our Consolidated Statements of Income bear to sales for the periods indicated. The financial information and the discussion below should be read in conjunction with the Consolidated Financial Statements and Notes thereto in Item 8 of this Report.

	Year ended December 31,
	2019	2018	2017
Sales	100.0%	100.0%	100.0%
Cost of sales	91.2	91.4	90.8
Gross profit	8.8	8.6	9.2
Selling, general and administrative expenses	6.2	5.6	5.3
Amortization of intangible assets	0.4	0.4	0.4
Restructuring charges and other costs	0.6	0.4	0.4
Ransomware related incident costs, net	0.3	—	—
Income from operations	1.3	2.3	3.1
Other expense, net	(0.1)	(0.1)	(0.2)
Income before income taxes	1.2	2.2	2.9
Income tax expense	0.2	1.3	4.2
Net income (loss)	1.0%	0.9%	(1.3)%

2019 Compared With 2018

Sales

As noted above, sales decreased 12% in 2019. The percentages of our sales by sector were as follows:

	2019	2018
Higher-Value Markets
Industrials	20%	19%
A&D	19	16
Medical	20	15
Semi-Cap	12	14
	71	64
Traditional Markets
Computing	16	23
Telecommunications	13	13
	29	36
Total	100%	100%

Industrials. 2019 sales decreased 8% to $453.6 million from $493.1 million in 2018. The decreases were primarily from softer demand from customers in the industrial transportation market and the ramp delays from previously booked new programs.

Aerospace and Defense. 2019 sales increased 6% to $431.9 million from $406.4 million in 2018 primarily due to increased demand from our defense customers.

Medical. 2019 sales increased 14% to $448.2 million from $394.0 million in 2018 from higher demand and program ramps from new and existing customers.

Semiconductor Capital Equipment. 2019 sales decreased 22% to $277.8 million from $355.0 million in 2018. The decrease reflected is due to declines in demand throughout the broader semi-capital equipment market.

Computing. 2019 sales decreased 38% to $361.2 million from $580.8 million in 2018. The decrease is primarily due from our planned exit of a legacy Computing contract that was completed in 2019.

Telecommunications. 2019 sales decreased 12% to $295.4 million from $337.2 million in 2018. The decrease is primarily due to decreased demand from existing customers.

Our international operations are subject to the risks of doing business abroad. See Item 1A for factors pertaining to international sales, fluctuations in foreign currency exchange rates and a discussion of potential adverse effects in operating results associated with the risks of doing business abroad. During 2019 and 2018, 47% and 45%, respectively, of our sales were from international operations.

Gross Profit

Gross profit decreased 9.2% to $200.4 million for 2019 from $220.6 million in 2018. Gross margin increased to 8.8% in 2019 from 8.6% in 2018 primarily due to the exit from a legacy Computing contract which was dilutive to our margin.

Selling, General and Administrative Expenses

SG&A decreased to $141.6 million in 2019 from $143.2 million in 2018. The decrease was primarily due to the decrease in variable and stock-based compensation, partially offset by an increase in the provision to accounts receivable for doubtful accounts. During 2019 and 2018, we had $8.6 million and $1.7 million, respectively, in charges (net of recoveries) for this provision to accounts receivable. Including this provision to accounts receivable, SG&A, as a percentage of sales, increased to 6.2% in 2019 from 5.6% in 2018. Excluding this provision to accounts receivable, SG&A as a percentage of sales increased to 5.9% in 2019 from 5.5% in 2018, primarily due to lower sales.

Amortization of Intangible Assets

Amortization of intangible assets was $9.5 million in each of 2019 and 2018.

Restructuring Charges and Other Costs

During 2019, we recognized $8.5 million of restructuring charges in connection with the announced closure of two facilities and other reductions in workforce of certain facilities primarily in the Americas. In addition, we incurred $4.6 million in charges primarily related to our CEO transition and our 2019 proxy activity. During 2018, we recognized $5.2 million of restructuring charges in connection with reductions in workforce of certain facilities primarily in the Americas. In addition, we incurred $2.8 million in costs related to the relocation and transition of our corporate headquarters to Arizona and $1.4 million related to a litigation arbitration decision against the Company. See Note 19 to the Consolidated Financial Statements in Item 8 of this Report for additional information on our restructuring charges.

Ransomware Incident Related Costs, Net

During 2019, we incurred $7.7 million in ransomware incident related costs, net of $5 million estimated insurance recoveries. These costs were primarily comprised of certain employee related expenses and various third party professional fees for consulting activities, forensic experts, legal counsel and other IT professional expenses.

Interest Expense

Interest expense decreased to $6.7 million during 2019 from $10.5 million in 2018 period due to lower debt levels in 2019 and the 2018 $2.0 million write-off of deferred financing costs in connection with the refinancing of our credit facilities.

Interest Income

Interest income decreased to $3.8 million in 2019 from $6.8 million in 2018 due lower invested cash equivalents.

Income Tax Expense.

Income tax expense of $3.8 million in 2019 represented a 14.1% effective tax rate for 2019, compared with $32.7 million for 2018 representing an effective tax rate of 58.9%. The higher tax rate in 2018 is the result of changing our historical repatriation strategy. We have historically asserted our intention to indefinitely reinvest undistributed foreign earnings. We no longer consider all these earnings to be indefinitely reinvested in our foreign subsidiaries. As a result of this change in assertion for undistributed earnings prior to December 31, 2017, we recorded during 2018 a net tax expense of $21.6 million consisting of $30.8 million relating to foreign withholding taxes from Asia and a net benefit of $9.2 million for U.S. foreign tax credits to offset the foreign taxes paid during 2018. In addition, we also recorded applicable U.S. state income tax expense net of federal benefits related to the cash repatriation and we incurred a net $4.4 million benefit associated with finalizing the provisional impact of the U.S. Tax Reform as required by SAB 118. Excluding these tax items, the effective tax rate would have been 13.1% in 2018 compared to 14.1% in 2019.

We have been granted certain tax incentives, including tax holidays, for our subsidiaries in Malaysia and Thailand that will expire at various dates, unless extended or otherwise renegotiated, through 2021 in Malaysia and 2028 in Thailand. See Note 10 to the Consolidated Financial Statements in Item 8 of this Report.

Net Income

We reported a net income of $23.4 million, or $0.60 per diluted share for 2019, compared with a net income of $22.8 million, or $0.49 per diluted share, for 2018. The net increase of $0.6 million in 2019 is primarily the result of items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our organic growth and operations through funds generated from operations and occasional borrowings under our revolving credit facility. Cash and cash equivalents and restricted cash totaled $364.0 million at December 31, 2019 and $458.1 million at December 31, 2018, of which $197.8 million and $154.4 million, respectively, were held outside the U.S. in various foreign subsidiaries. During 2019 and 2018, we repatriated $52.1 million and $560.6 million, respectively, of foreign earnings to the U.S.

Cash provided by operating activities was $93.1 million in 2019. The cash provided by operations during 2019 consisted primarily of $23.4 million of net income, adjusted for $48.4 million of depreciation and amortization, a $134.9 million decrease in accounts receivable, a $5.2 million increase in inventories, a $10.3 million decrease in income tax liabilities, net and a $121.9 million decrease in accounts payable. The decrease in accounts receivable and accounts payable was primarily a result of the impact of our exit from a legacy Computing contract described above. Working capital was $0.7 billion at December 31, 2019 and $0.9 billion at December 31, 2018.

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

Cash used in investing activities was $34.9 million in 2019 primarily due to purchases of additional property, plant and equipment totaling $32.6 million. The purchases of property, plant and equipment were primarily for machinery and equipment in the Americas and Asia.

Cash used in financing activities was $152.8 million in 2019. Share repurchases totaled $122.1 million, principal payments on long-term debt and finance lease obligations totaled $6.8 million, dividends paid totaled $23.3 million, and we received $1.6 million from the exercise of stock options.

Under the terms of our $650.0 million credit agreement (Credit Agreement), in addition to the $150.0 million Term Loan facility, we have a $500.0 million five-year revolving credit facility to be used for general corporate purposes, both with a maturity date of July 20, 2023. The Credit Agreement includes an accordion feature pursuant to which total commitments under the facility may be increased by an additional $275.0 million, subject to satisfaction of certain conditions. As of December 31, 2019, we had $144.4 million in borrowings outstanding under the Term Loan facility and $3.0 million in letters of credit outstanding under our revolving credit facility. During 2019, the Company did not borrow under the revolving credit facility. $497.0 million remains available for future borrowings under the revolving credit facility. See Note 7 to the Consolidated Financial Statements in Item 8 of this Report for more information regarding the terms of the Credit Agreement.

The Credit Agreement contains certain financial covenants as to interest coverage and debt leverage, and certain customary affirmative and negative covenants, including restrictions on our ability to incur additional debt and liens, pay dividends, repurchase shares, sell assets and merge or consolidate with other persons. Amounts due under the Credit Agreement could be accelerated upon specified events of default, including a failure to pay amounts due, breach of a covenant, material inaccuracy of a representation, or occurrence of bankruptcy or insolvency, subject, in some cases, to cure periods. As of December 31, 2019, we were in compliance with all of these covenants and restrictions.

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

As of December 31, 2019, we had cash and cash equivalents totaling $364.0 million and $497.0 million available for borrowings under the Credit Agreement. During the next 12 months, we believe our capital expenditures will approximate $50 to $55 million, principally for machinery and equipment to support our ongoing business around the globe.

On March 6, 2018, our Board of Directors approved an expanded stock repurchase program granting us the authority to repurchase up to $250 million in common stock in addition to the $100 million approved on December 7, 2015. On October 26, 2018, the Board of Directors authorized an additional $100 million shares for repurchase above our existing program. As of December 31, 2019, we had $79.5 million remaining under the share repurchase authorization to purchase additional shares. On February 19, 2020, the Board of Directors authorized the repurchase of an additional $150 million of the Company’s common stock. We are under no commitment or obligation to repurchase any particular amount of common stock.

The Company began declaring and paying quarterly dividends during the first quarter of 2018. During 2019 and 2018, cash dividends paid totaled $23.3 million and $21.0 million, respectively. On December 16, 2019, the Company declared a quarterly cash dividend of $0.15 per share of the Company’s common stock to shareholders of record as of December 30, 2019. The dividend of $5.5 million was paid on January 13, 2020. In February 2020, the Board of Directors approved a quarterly dividend increase, raising the quarterly dividend from $0.15 to $0.16 per common share. The Board of Directors currently intends to continue paying quarterly dividends. However, the Company’s future dividend policy is subject to the Company’s compliance with applicable law, and depending on, among other things, the Company’s results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in the Company’s debt agreements, and other factors that the Board of Directors may deem relevant. Dividend payments are not mandatory or guaranteed; there can be no assurance that the Company will continue to pay a dividend in the future.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. Our significant accounting policies are summarized in Note 1 to the Consolidated Financial Statements in Item 8 of this Report. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to accounts receivable, inventories, revenue recognition, income taxes, long-lived assets, stock-based compensation and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Allowance for Doubtful Accounts

Our accounts receivable balance is recorded net of allowances for amounts not expected to be collected from our customers. Because our accounts receivable are typically unsecured, we periodically evaluate their collectability based on a combination of factors, including a particular customer’s ability to pay as well as the age of the receivables. To evaluate a specific customer’s ability to pay, we analyze financial statements, payment history and various information or disclosures by the customer or other publicly available information. In cases where the evidence suggests a customer may not be able to satisfy its obligation to us, we establish a specific allowance in an amount we determine appropriate for the perceived risk. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Revenue Recognition

Our revenue is recognized when a contract exists and when, or as, we satisfy a performance obligation by transferring control of a product or service to the customer. A contract exists when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. For the Company, the arrangement with the customer is generally documented through a master agreement which outlines the general terms and conditions of the arrangement and a specific purchase commitment from the customer.

Our performance obligations are satisfied over time as work progresses or at a point in time. The determination of how our performance obligations are satisfied requires judgment and is assessed on a contract by contract basis. Under the majority of our contracts, our performance obligations are satisfied over time as work progresses since the customer controls all of the work-in-progress as products are being built. For these contracts, the selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. We use a cost-based input measurement of progress because is best represents the transfer of assets to the customer. For our other contracts, revenue is recognized upon transfer of control of the product or service, which is generally upon shipment or delivery pending on the terms of the underlying contract. Revenue from design, development and engineering services is generally recognized over time as the services are performed.

Generally, there are no subjective customer acceptance requirements or further obligations related to goods of services provided. Our contracts with customer do not allow for a general right of return.

Income Taxes

We estimate our income tax provision in each of the jurisdictions where we operate, including estimating exposures related to uncertain tax positions. We must also make judgments regarding the ability to realize our deferred tax assets. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. Our valuation allowance as of December 31, 2019 of $16.0 million primarily relates to deferred tax assets from our foreign and U.S. state net operating loss tax carryforwards of $15.4 million.

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

Goodwill is tested for impairment on an annual basis, at a minimum, and whenever events and circumstances indicate that the carrying amount may be impaired. Circumstances that may lead to impairment include unforeseen decreases in future performance or industry demand or the restructuring of our operations as a result of a change in our business strategy. We perform a qualitative assessment to determine if goodwill is potentially impaired. If the qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if we elect not to perform a qualitative assessment, then we would be required to perform a quantitative impairment test for goodwill. This two-step process involves determining the fair values of the reporting units and comparing those fair values to the carrying values, including goodwill, of the reporting unit. An impairment loss would be recognized to the extent that the carrying amount exceeds the asset’s fair value. For purposes of performing our goodwill impairment assessment, our reporting units are the same as our operating segments as defined in Note 15 to the Consolidated Financial Statements in Item 8 of this Report. As of December 31, 2019 and 2018, we had goodwill of approximately $192.1 million, respectively, associated with our Americas and Asia business segments.

Based on our qualitative assessments of goodwill as of December 31, 2019, 2018 and 2017, we concluded that it was more likely than not that the fair value of our Americas and Asia business segments were greater than their carrying amounts, and therefore no further testing was required.

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

CONTRACTUAL OBLIGATIONS

We have certain contractual obligations that extend beyond 2020 under lease obligations and debt arrangements. Non-cancelable purchase commitments do not typically extend beyond the normal lead-time of several weeks. Purchase orders beyond this time frame are typically cancelable. We do not use off-balance sheet financing techniques other than traditional operating leases, and we have not guaranteed the obligations of any entity that is not one of our wholly owned subsidiaries. The total contractual cash obligations in existence at December 31, 2019 due pursuant to contractual commitments are:

	Payments due by period

		Less than	1-3	3-5	More than
(in thousands)	Total	1 year	years	years	5 years

Operating lease obligations	$101,471	$14,552	$22,567	$18,336	$46,016
Finance lease obligations	5,915	1,781	3,669	465	—
Long-term debt obligations	144,375	7,500	15,000	121,875	—
Deemed repatriation tax (1)	57,506	6,439	12,878	28,170	10,019

Total obligations	$309,267	$30,272	$54,114	$168,846	$56,035

(1) U.S federal income tax on deemed mandatory repatriation is payable over 7 years pursuant to the U.S. Tax Reform. See Note 10 to the Consolidated Financial Statements in Item 8 of this Report.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2019, we did not have any significant off-balance sheet arrangements. See Note 12 to the Consolidated Financial Statements in Item 8 of this Report.

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

We transact business in various foreign countries and are subject to foreign currency fluctuation risks. We use natural hedging and forward contracts to economically hedge transactional exposure primarily associated with trade accounts receivable, other receivables and trade accounts payable that are denominated in a currency other than the functional currency of the respective operating entity. We do not use derivative financial instruments for speculative purposes. The forward contract in place as of December 31, 2019 has not been designated as an accounting hedge and, therefore, changes in fair value are recorded within our Consolidated Statements of Income.

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

We are also exposed to interest rate risk on borrowings under our Credit Agreement. As of December 31, 2019, we had $144.4 million outstanding on the floating rate term loan facility, and we have an interest rate swap agreement with a notional amount of $144.4 million. Under this swap agreement, we receive variable rate interest rate payments and pay fixed rate interest payments. The effect of this swap is to convert our floating rate interest expense to fixed interest rate expense. The interest rate swap is designated as a cash flow hedge.

For additional information, see Note 12 to the Notes to Consolidated Financial Statements in Item 8 of this Report.

Item 8. Financial Statements and Supplementary Data.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
(in thousands, except par value)	2019	2018

Assets
Current assets:
Cash and cash equivalents	$347,558	$458,102
Restricted cash	16,398	—
Accounts receivable, net of allowance for doubtful accounts of $10,085
and $1,733, respectively	324,424	468,161
Contract assets	161,061	140,082
Inventories	314,956	309,975
Prepaid expenses and other assets	29,566	27,024
Income taxes receivable	1,119	206
Total current assets	1,195,082	1,403,550
Property, plant and equipment, net	205,819	210,954
Operating lease right-of-use assets	76,859	—
Goodwill	192,116	192,116
Deferred income taxes	5,274	2,478
Other, net	84,724	90,685
	$1,759,874	$1,899,783

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$8,825	$6,793
Accounts payable	302,994	422,053
Income taxes payable	7,895	10,435
Accrued liabilities	139,531	97,878
Total current liabilities	459,245	537,159
Long-term debt, less current installments	138,912	147,277
Operating lease liabilities	67,898	—
Other long-term liabilities	65,483	68,799
Deferred income taxes	13,504	14,323
Shareholders’ equity:
Preferred stock, $0.10 par value; 5,000 shares authorized, none issued	—	—
Common stock, $0.10 par value; 145,000 shares authorized;
issued and outstanding – 36,957 and 41,357, respectively	3,696	4,136
Additional paid-in capital	512,019	554,939
Retained earnings	515,876	584,274
Accumulated other comprehensive loss	(16,759)	(11,124)
Total shareholders’ equity	1,014,832	1,132,225
Commitments and contingencies
	$1,759,874	$1,899,783

See accompanying notes to consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Consolidated Statements of Income (Loss)

	Year ended December 31,
(in thousands, except per share data)	2019	2018	2017

Sales	$2,268,095	$2,566,465	$2,454,479
Cost of sales	2,067,689	2,345,872	2,228,559
Gross profit	200,406	220,593	225,920
Selling, general and administrative expenses	141,618	143,205	130,401
Amortization of intangible assets	9,461	9,485	10,065
Restructuring charges and other costs	13,101	9,365	8,628
Ransomware related incident costs, net	7,681	—	—
Income from operations	28,545	58,538	76,826
Interest expense	(6,664)	(10,473)	(9,405)
Interest income	3,829	6,848	5,370
Other income (expense)	1,559	628	(1,786)
Income before income taxes	27,269	55,541	71,005
Income tax expense	3,844	32,724	102,906
Net income (loss)	$23,425	$22,817	$(31,901)

Earnings (loss) per share:
Basic	$ 0.61	$ 0.49	$ (0.64)
Diluted	$ 0.60	$ 0.49	$ (0.64)

Weighted-average number of shares outstanding:
Basic	38,338	46,332	49,680
Diluted	38,763	46,655	49,680

See accompanying notes to consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)

	Year ended December 31,
(in thousands)	2019	2018	2017

Net income (loss)	$23,425	$22,817	$(31,901)
Other comprehensive income (loss):
Foreign currency translation adjustments	(585)	(2,273)	4,977
Unrealized gain on investments, net of tax	—	41	33
Unrealized gain (loss) on derivative, net of tax	(3,716)	(1,362)	1,192
Other	(1,334)	619	(175)
Other comprehensive gain (loss)	(5,635)	(2,975)	6,027
Comprehensive income (loss)	$17,790	$19,842	$(25,874)

See accompanying notes to consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity

					Accumulated
			Additional		other	Total
		Common	paid-in	Retained	comprehensive	shareholders’
(in thousands)	Shares	stock	capital	earnings	loss	equity

Balances, December 31, 2016	49,330	$ 4,933	$ 626,093	$ 758,870	$ (14,176)	$ 1,375,720
Cumulative effect of accounting change	—	—	213	(213)	—	—
Stock-based compensation expense	—	—	7,815	—	—	7,815
Shares repurchased and retired	(963)	(97)	(10,676)	(18,575)	—	(29,348)
Stock options exercised	582	58	11,150	—	—	11,208
Vesting of restricted stock units, net
of restricted share forfeitures	206	21	(21)	—	—	—
Shares withheld for taxes	(12)	(1)	(382)	—	—	(383)
Net loss	—	—	—	(31,901)	—	(31,901)
Other comprehensive income	—	—	—	—	6,027	6,027
Balances, December 31, 2017	49,143	4,914	634,192	708,181	(8,149)	1,339,138
Stock-based compensation expense	—	—	10,089	—	—	10,089
Shares repurchased and retired	(8,236)	(823)	(91,520)	(119,515)	—	(211,858)
Stock options exercised	200	20	3,611	—	—	3,631
Vesting of restricted stock units	306	31	(31)	—	—	—
Shares withheld for taxes	(56)	(6)	(1,402)	—	—	(1,408)
Dividends declared	—	—	—	(27,209)	—	(27,209)
Net income	—	—	—	22,817	—	22,817
Other comprehensive loss	—	—	—	—	(2,975)	(2,975)
Balances, December 31, 2018	41,357	4,136	554,939	584,274	(11,124)	1,132,225
Stock-based compensation expense	—	—	10,194	—	—	10,194
Shares repurchased and retired	(4,719)	(472)	(52,436)	(69,202)	—	(122,110)
Stock options exercised	82	8	1,577	—	—	1,585
Vesting of restricted stock units	311	31	(31)	—	—	—
Shares withheld for taxes	(74)	(7)	(2,224)	—	—	(2,231)
Dividends declared	—	—	—	(22,621)	—	(22,621)
Net income	—	—	—	23,425	—	23,425
Other comprehensive loss	—	—	—	—	(5,635)	(5,635)
Balances, December 31, 2019	36,957	$ 3,696	$ 512,019	$ 515,876	$ (16,759)	$ 1,014,832

See accompanying notes to consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2019	2018	2017

Cash flows from operating activities:
Net income (loss)	$23,425	$22,817	$(31,901)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	37,112	38,439	36,668
Amortization	11,315	13,400	12,004
Provision for doubtful accounts	8,608	1,712	1,697
Deferred income taxes	(2,367)	7,628	7,422
Asset impairments	834	96	42
Insurance recoveries	(5,000)	—	—
Gain on the sale of property, plant and equipment	53	(262)	(202)
Stock-based compensation expense	10,194	10,089	7,815
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts receivable	134,926	(33,952)	4,657
Contract assets	(20,979)	6,414	9,710
Inventories	(5,238)	(43,264)	(24,570)
Prepaid expenses and other assets	2,494	10,238	(7,812)
Accounts payable	(121,860)	61,391	29,542
Accrued liabilities	28,877	5,778	13,519
Operating leases	1,029	—	—
Income taxes	(10,287)	(23,837)	87,251
Net cash provided by operations	93,136	76,687	145,842
Cash flows from investing activities:
Proceeds from sales of investments at par	50	522	250
Additions to property, plant and equipment	(32,576)	(62,808)	(50,786)
Proceeds from the sale of property, plant and equipment	259	239	280
Additions to purchased software	(2,542)	(3,924)	(3,720)
Business acquisitions, net of cash acquired	—	(2,731)	—
Other	(54)	(147)	(2,145)
Net cash used in investing activities	(34,863)	(68,849)	(56,121)
Cash flows from financing activities:
Proceeds from stock options exercised	1,585	3,631	11,208
Employee taxes paid for shares withheld	(2,231)	(1,408)	(383)
Dividends paid	(23,287)	(21,005)	—
Borrowings under credit agreement	—	50,000	100,000
Principal payments on long-term debt and capital lease obligations	(6,794)	(108,024)	(112,396)
Share repurchases	(122,110)	(211,858)	(29,348)
Debt issuance costs	—	(2,303)	(433)
Net cash used in financing activities	(152,837)	(290,967)	(31,352)
Effect of exchange rate changes	418	(1,315)	2,744
Net increase (decrease) in cash and cash equivalents and restricted cash	(94,146)	(284,444)	61,113
Cash and cash equivalents and restricted cash at beginning of year	458,102	742,546	681,433
Cash and cash equivalents and restricted cash at end of year	$363,956	$458,102	$742,546

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share data, unless otherwise noted)

Note 1—Summary of Significant Accounting Policies

(a) Business

Benchmark Electronics, Inc. (the Company) is a Texas corporation that provides innovative product design, engineering services, technology solutions and advanced manufacturing services. From initial product concept to volume production, including direct order fulfillment and aftermarket services, the Company has been providing integrated services and solutions to original equipment manufacturers (OEMs) since 1979. The Company serves the following industries: aerospace and defense (A&D), medical technologies, complex industrials, semi-cap, next-generation telecommunications and high-end computing. The Company has manufacturing operations located in the United States and Mexico (the Americas), Asia and Europe.

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

(c) Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid debt instruments with an original maturity at the date of purchase of three months or less to be cash equivalents. Cash equivalents of $154.4 million and $265.4 million at December 31, 2019 and 2018, respectively, consisted primarily of money-market funds and time deposits with an initial term of less than three months. Restricted cash represents cash received from customers to settle invoices sold under accounts receivable purchase agreements that is contractually required to be set aside until the cash is remitted to the purchaser.

(d) Allowance for Doubtful Accounts

Accounts receivable are recorded net of allowances for amounts not expected to be collected. In estimating the allowance, management considers a specific customer’s financial condition, payment history, and various information or disclosures by the customer or other publicly available information. Accounts receivable are charged against the allowance after all reasonable efforts to collect the full amount (including litigation, where appropriate) have been exhausted. During 2019, 2018 and 2017, the Company recorded $8.6 million, $1.7 million and $1.7 million in charges for a provision to accounts receivable, net of recoveries.

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

Goodwill is tested for impairment on an annual basis, during the fourth quarter, and whenever events and changes in circumstances suggest that the carrying amount may be impaired. Circumstances that may lead to the impairment of goodwill include unforeseen decreases in future performance or industry demand or the restructuring of our operations as a result of a change in our business strategy. A qualitative assessment is allowed to determine if goodwill is potentially impaired. Based on this qualitative assessment, if the Company determines that it is more likely than not that the reporting unit’s fair value is less than its carrying value, then it performs a two-step goodwill impairment test, otherwise no further analysis is required. In connection with its annual qualitative goodwill impairment assessments as of December 31, 2019, 2018 and 2017, the Company concluded that goodwill was not impaired.

(i) Earnings (Loss) Per Share

Basic earnings per share is computed using the weighted-average number of shares outstanding. Diluted earnings per share is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding stock equivalents. Stock equivalents include common shares issuable upon the exercise of stock options and other equity instruments and are computed using the treasury stock method. Under the treasury stock method, the exercise price of a share, the amount of compensation cost, if any, for future service that the Company has not yet recognized are assumed to be used to repurchase shares in the current period.

The following table sets forth the calculation of basic and diluted earnings (loss) per share.

	Year Ended December 31,
(in thousands, except per share data)	2019	2018	2017

Net income (loss)	$23,425	$22,817	$(31,901)

Denominator for basic earnings per share – weighted-average number of
common shares outstanding during the period	38,338	46,332	49,680
Incremental common shares attributable to exercise of dilutive options	90	104	—
Incremental common shares attributable to outstanding
restricted stock units	335	219	—
Denominator for diluted earnings per share	38,763	46,655	49,680
Basic earnings (loss) per share	$ 0.61	$ 0.49	$ (0.64)
Diluted earnings (loss) per share	$ 0.60	$ 0.49	$ (0.64)

Potentially dilutive securities totaling less than 0.1 million and 0.1 million common shares in 2019 and 2018, respectively, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive. Potentially dilutive securities totaling 0.6 million common shares in 2017 were not included in the computation of diluted loss per share because their effect would have decreased the loss per share.

(j) Revenue Recognition

The Company recognizes revenue as the customer takes control of the manufactured products built to customer specifications. Under the majority of the Company’s manufacturing contracts with customers, the customer controls all of the work-in-progress as products are being built. Revenues under these contracts are recognized over time based on the cost-to-cost method. Under other manufacturing contracts, the customer does not take control of the product until it is completed. Under these contracts, the Company recognizes revenue upon transfer of control of product to the customer, which is generally when the goods are shipped. Revenue from design, development and engineering services is recognized over time as the services are performed.

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

(l) Stock-Based Compensation

All share-based payments to employees, including grants of employee stock options (which have not been awarded since 2015), are recognized in the financial statements based on their grant date fair values. The total compensation cost recognized for stock-based awards was $10.2 million, $10.1 million and $7.8 million for 2019, 2018 and 2017, respectively. The total income tax benefit recognized in the income statement for stock-based awards was $2.4 million, $2.4 million and $2.8 million for 2019, 2018 and 2017, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. Awards of restricted stock units and performance-based restricted stock units are valued at the closing market price of the Company’s common stock on the date of grant. For performance-based restricted stock units, compensation expense is based on the probability that the performance goals will be achieved, which is monitored by management throughout the requisite service period. When it becomes probable, based on the Company’s expectation of performance during the measurement period, that more or less than the previous estimate of the awarded shares will vest, an adjustment to stock-based compensation expense is recognized as a change in accounting estimate.

As of December 31, 2019, the unrecognized compensation cost and remaining weighted-average amortization period related to stock-based awards were as follows:

Performance-
based
	Restricted	Restricted
	Stock	Stock
(in thousands)	Units	Units(1)
Unrecognized compensation cost	$ 17,621	$ 2,834
Remaining weighted-average amortization period	2.5 years	1 years

(1) Based on the probable achievement of the performance goals identified in each award.

The total cash received as a result of stock option exercises in 2019, 2018 and 2017 was approximately $ 1.6 million, $3.6 million and $11.2 million, respectively. The actual tax benefit realized as a result of stock option exercises and the vesting of other share-based awards during 2019, 2018 and 2017 was $2.3 million, $2.5 million and $5.0 million, respectively. For 2019, 2018 and 2017, the total intrinsic value of stock options exercised was $ 0.7 million, $2.3 million and $7.7 million, respectively.

The Company awarded performance-based restricted stock units to employees during 2019, 2018 and 2017. The number of performance-based restricted stock units that will ultimately be earned will not be determined until the end of the corresponding performance periods, and may vary from as low as zero to as high as 2.5 times the target number depending on the level of achievement of certain performance goals. The level of achievement of these goals is based upon the financial results of the Company for the last full calendar year within the performance period. The performance goals consist of certain levels of achievement using the following financial metrics: revenue, operating income margin, and return on invested capital. If the performance goals are not met based on the Company’s financial results, the applicable performance-based restricted stock units will not vest and will be forfeited. Shares subject to forfeited performance-based restricted stock units will be available for issuance under the Company’s 2019 Omnibus Incentive Compensation Plan (the 2019 Plan).

(m) Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in accordance with U.S. GAAP. On an ongoing basis, management evaluates these estimates, including those related to accounts receivable, inventories, income taxes, long-lived assets, leases, goodwill, stock-based compensation and contingencies and litigation. Actual results could differ from those estimates.

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

The Company’s financial instruments include cash equivalents, accounts and other receivables, accounts payable, accrued liabilities and long-term debt and financing lease obligations. The Company believes that the carrying values of these instruments approximate their fair value. As of December 31, 2019, all of the Company’s derivative instruments were recorded at fair value using Level 3 inputs. See Note 12.

(o) Foreign Currency

For foreign subsidiaries using the local currency as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expenses are translated at average exchange rates. The effects of these translation adjustments are reported in other comprehensive income. Exchange losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in other expense and totaled approximately $1.7 million, $1.0 million and $2.1 million in 2019, 2018 and 2017, respectively. These amounts include the amount of gain (loss) recognized in income due to forward currency exchange contracts.

(p) Derivative Instruments

All derivative instruments are recorded on the balance sheet at fair value. The Company uses derivative instruments to manage the variability of foreign currency obligations and interest rates. The Company does not enter into derivative arrangements for speculative purposes. Generally, if a derivative instrument is designated as a cash flow hedge, the change in the fair value of the derivative is recorded in other comprehensive income to the extent the derivative is effective and recognized in the consolidated statement of income when the hedged item affects earnings. Changes in fair value of derivatives that are not designated as hedges are recorded in earnings. Cash receipts and cash payments related to derivative instruments are recorded in the same category as the cash flows from the items being hedged on the consolidated statements of cash flows.

(q) New Accounting Pronouncements

Adopted in 2019

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842, ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11,

Targeted Improvements. The new standard established a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months.

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

Lease assets and liabilities are initially recognized based on the present value of lease payments over the lease term calculated using the Company’s incremental borrowing rate, unless the implicit rate is readily determinable. Our incremental borrowing rate represents the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term in a similar economic environment. Lease assets also include any upfront lease payments made and exclude lease incentives. Lease terms include options to extend or terminate the lease when it is reasonably certain that those options will be exercised. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. See Note 8.

Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326), which replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This update is effective for annual reporting periods beginning after December 15, 2019. The Company does not expect the implementation of this update to have a material impact on its consolidated financial position, results of operations or cash flows, and will adopt this update effective January 1, 2020.

The Company has determined that other recently issued accounting standards will either have no material impact on its consolidated financial position, results of operations or cash flows, or will not apply to its operations.

Note 2—Acquisition

During 2018, the Company completed an individually immaterial business acquisition for $2.7 million. The allocation of the net purchase price resulted in $0.5 million of goodwill. The goodwill recognized in connection with the acquisition represents the future economic benefit arising from assets acquired that could not be individually identified and separately recognized, and is attributable to the general reputation, acquisition synergies and expected future cash flows of the acquisition.

Note 3 – Contract Assets

As of December 31, 2019 and 2018, the Company had $161.1 million and $140.1 million, respectively, in contract assets from contracts with customers. The contract assets primarily relate to the Company’s right to consideration for work completed but not billed at the reporting date. The contract assets are transferred to accounts receivable when the rights become unconditional.

Significant changes in the contract asset balance during the period are as follows:

	December 31,
(in thousands)	2019	2018
Beginning balance as of December 31	$140,082	$146,496
Revenue recognized	2,076,680	2,387,333
Amounts collected or invoiced	(2,055,701)	(2,393,747)
Ending balance as of December 31	$161,061	$140,082

Note 4—Inventories

Inventory costs are summarized as follows:

	December 31,
(in thousands)	2019	2018

Raw materials	$304,069	$300,439
Work in process	8,282	7,321
Finished goods	2,605	2,215
	$314,956	$309,975

Note 5—Property, Plant and Equipment

Property, plant and equipment consists of the following:

	December 31,
(in thousands)	2019	2018
Land	$6,169	$6,169
Buildings and building improvements	87,605	97,103
Machinery and equipment	538,037	514,450
Furniture and fixtures	10,558	9,343
Vehicles	1,268	1,341
Leasehold improvements	35,366	30,122
Construction in progress	5,504	13,134
	684,507	671,662
Less accumulated depreciation	(478,688)	(460,708)
	$205,819	$210,954

Note 6—Goodwill and Other Intangible Assets

The changes each year in goodwill allocated to the Company’s reportable segments were as follows:

(in thousands)	Americas	Asia	Total
Goodwill as of December 31, 2016	$153,514	$38,102	$191,616
Goodwill as of December 31, 2017	$153,514	$38,102	$191,616
Acquisition	500	—	500
Goodwill as of December 31, 2018	$154,014	$38,102	$192,116
Goodwill as of December 31, 2019	$154,014	$38,102	$192,116

During 2018, the Company completed an individually immaterial business acquisition for $2.7 million. See Note 2.

Other assets consist primarily of acquired identifiable intangible assets and capitalized purchased software costs. Acquired identifiable intangible assets as of December 31, 2019 and 2018 were as follows:

	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
Customer relationships	$100,123	$(46,981)	$53,142
Purchased software costs	41,604	(32,012)	9,592
Technology licenses	28,800	(24,100)	4,700
Trade names and trademarks	7,800	—	7,800
Other	868	(309)	559
Intangible assets, December 31, 2019	$179,195	$(103,402)	$75,793

	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
Customer relationships	$100,146	$(40,661)	$59,485
Purchased software costs	39,069	(30,626)	8,443
Technology licenses	28,800	(21,006)	7,794
Trade names and trademarks	7,800	—	7,800
Other	868	(285)	583
Intangible assets, December 31, 2018	$176,683	$(92,578)	$84,105

Customer relationships are being amortized on a straight-line basis over a period of 10 to 14 years. Capitalized purchased software costs are amortized straight-line over the estimated useful life of the related software, which ranges from 2 to 10 years. Technology licenses are being amortized over their estimated useful lives in proportion to the economic benefits consumed. During 2019, 2018 and 2017, $2.5million, $3.9 million and $3.7 million, respectively, of purchased software costs were capitalized. Amortization on the statements of cash flow for 2019, 2018 and 2017 was as follows:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Amortization of intangible assets	$9,461	$9,485	$10,065
Amortization of capitalized purchased software costs	1,393	1,198	1,078
Amortization of debt costs	461	2,717	861
	$11,315	$13,400	$12,004

The estimated future amortization expense of acquired intangible assets for each of the next five years is as follows (in thousands):

Year ending December 31,	Amount
2020	$ 10,695
2021	8,098
2022	7,946
2023	6,718
2024	5,555

Note 7—Borrowing Facilities

Long-term debt outstanding as of December 31, 2019 and 2018 consists of the following:

	December 31,
(in thousands)	2019	2018
Term loan, due 2023	$144,375	$150,000
Less unamortized debt issuance costs	(1,616)	(2,077)
Long-term debt	$142,759	$147,923

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

As of December 31, 2019, $144.4 million of the outstanding debt under the Credit Agreement is effectively at a fixed interest rate of 2.928% as a result of a $144.4 million notional interest rate swap contract discussed in Note 12. A commitment fee of 0.20% to 0.30% per annum (based on the debt to EBITDA ratio) on the unused portion of the revolving credit line is payable quarterly in arrears.

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

The Credit Agreement contains certain financial covenants as to interest coverage and debt leverage, and certain customary affirmative and negative covenants, including restrictions on the Company’s ability to incur additional debt and liens, pay dividends, repurchase shares, sell assets and merge or consolidate with other persons. Amounts due under the Credit Agreement could be accelerated upon specified events of default, including a failure to pay amounts due, breach of a covenant, material inaccuracy of a representation, or occurrence of bankruptcy or insolvency, subject, in some cases, to cure periods. As of December 31, 2019, the Company was in compliance with all of these covenants and restrictions.

As of December 31, 2019, the Company had $144.4 million in borrowings outstanding under the Term Loan Facility and $3.0 million in letters of credit outstanding under the Revolving Credit Facility. The Company had $497.0 million available for future borrowings under the Revolving Credit Facility.

As of December 31, 2018, the Company’s Thailand subsidiary had a multi-purpose credit facility with Kasikornbank Public Company Limited (the Thai Credit Facility) that provided for 350 million Thai baht (approximately $11.7 million) working capital availability. The Thai Credit Facility was secured by land and buildings in Thailand owned by the Company’s Thailand subsidiary. This Thai Credit Facility expired in October 2019 and was not renewed. As of December 31, 2018, there were no working capital borrowings outstanding under the facility.

The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2019 are as follows: 2020, $7.5 million; 2021, $7.5 million; 2022, $7.5 million; and 2023, $121.9 million.

Note 8 – Leases

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

The components of lease expense were as follows:

Year Ended
(in thousands)	December 31, 2019
Finance lease cost:
Amortization of right-of-use assets (included in depreciation expense)	$711
Interest on lease liabilities	548
Operating lease cost	17,014
Short-term lease cost	566
Variable lease cost	1,899
Total lease cost	$20,738

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for finance lease	$578
Operating cash flows used for operating leases	$15,169
Financing cash flows used for finance lease	$1,168
Right-of-use assets obtained in exchange for new operating lease liabilities	$15,501

The lease assets and liabilities as of December 31, 2019 were as follows (in thousands):

December 31,
2019
Finance lease right-of-assets (included in other assets)	$2,311
Operating lease right-of-use assets	$76,859
Finance liability, current (included in current installments of long-term debt)	$1,325
Finance lease liability, noncurrent (included in long-term debt)	$3,654
Operating lease liabilities, current (included in accrued liabilities)	$11,043
Operating lease liabilities, noncurrent	$67,898
Weighted average remaining lease term – finance leases	3.5 years
Weighted average remaining lease term – operating leases	10.2 years
Weighted average discount rate – finance leases	10.1%
Weighted average discount rate – operating leases	4.7%

Future annual minimum lease payments and finance lease commitments as of December 31, 2019 were as follows (in thousands):

	Operating	Finance
Year ending December 31,	Leases	Leases
2020	$14,552	$1,781
2021	12,168	1,816
2022	10,399	1,853
2023	9,751	465
2024	8,585	—
2025 and thereafter	46,016	—
Total minimum lease payments	$101,471	$5,915
Less: imputed interest	(22,530)	(936)
Present value of lease liabilities	$78,941	$4,979

As of December 31, 2019, the Company’s future operating leases that have not yet commenced are immaterial.

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

Note 9—Common Stock and Stock-Based Awards Plans

On March 6, 2018, the Board of Directors approved an expanded stock repurchase authorization granting the Company authority to repurchase up to $250 million in common stock in addition to the $100 million previously approved on December 7, 2015. On October 26, 2018, the Board of Directors authorized the repurchase of an additional $100 million of the Company’s common stock. As of December 31, 2019, the Company had $79.5 million remaining under the stock repurchase authorization. On February 19, 2020, the Board of Directors authorized the repurchase of an additional $150 million of the Company’s common stock.

Share purchases may be made in the open market, in privately negotiated transactions or block transactions, at the discretion of the Company’s management and as market conditions warrant. Purchases will be funded from available cash and may be commenced, suspended or discontinued at any time without prior notice. Shares repurchased under the program are retired. During 2019, the Company repurchased a total of 4.7 million common shares for an aggregate of $122.1 million at an average price of $25.86 per share. During 2018, the Company repurchased a total of 8.2 million common shares for an aggregate of $211.9 million at an average price of $25.71 per share. During 2017, the Company repurchased a total of 1.0 million common shares for an aggregate of $29.3 million at an average price of $30.46 per share.

The Company began declaring and paying quarterly dividends during the first quarter of 2018. During 2019 and 2018, cash dividends paid totaled $23.3 million and $21.0 million, respectively. On December 16, 2019, the Company declared a quarterly cash dividend of $0.15 per share of the Company’s common stock to shareholders of record as of December 30, 2019. The dividend of $5.5 million was paid on January 13, 2020. In February 2020, the Board of Directors approved a quarterly dividend increase, raising the quarterly dividend from $0.15 to $0.16 per common share. The Board of Directors currently intends to continue paying quarterly dividends. However, the Company’s future dividend policy is subject to the Company’s compliance with applicable law, and depending on, among other things, the Company’s results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in the Company’s debt agreements, and other factors that the Board of Directors may deem relevant. Dividend payments are not mandatory or guaranteed; there can be no assurance that the Company will continue to pay a dividend in the future.

The Company’s 2019 Omnibus Incentive Compensation Plan (the 2019 Plan) authorizes the Company, upon approval of the Compensation Committee of the Board of Directors, to grant a variety of awards, including stock options, restricted shares and restricted stock units (both time-based and performance-based) and other forms of equity awards, or any combination thereof, to any director, officer, employee or consultant (including any prospective director, officer, employee or consultant) of the Company. Stock options (which have not been awarded since 2015) are granted to employees with an exercise price equal to the market price of the Company’s common stock on the date of grant, generally vest over a four-year period from the date of grant and have a term of 10 years. Time-based restricted stock units granted to employees generally vest over a four-year period from the date of grant, subject to the continued employment of the employee by the Company. Performance-based restricted stock units generally vest over a three-year performance cycle, which includes the year of the grant, and are based upon the Company’s achievement of specified performance metrics. Awards under the 2019 Plan to non-employee directors have been in the form of restricted stock units, which vest in annually, starting on the grant date.

As of December 31, 2019, 3.3 million additional common shares were available for issuance under the Company’s 2019 Plan.

The following table summarizes activities related to the Company’s stock options:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
(in thousands, except per share data)	Options	Price	Term (Years)	Value
Outstanding as of December 31, 2016	1,197	$ 19.51
Exercised	(582)	19.28
Forfeited or expired	(19)	19.76
Outstanding as of December 31, 2017	596	19.72
Exercised	(200)	18.21
Forfeited or expired	(22)	22.99
Outstanding as of December 31, 2018	374	20.35
Exercised	(100)	21.21
Forfeited or expired	(4)	21.29
Outstanding as of December 31, 2019	270	$ 20.02	3.49	$3,878

Exercisable as of December 31, 2019	270	$ 20.02	3.49	$3,878

The aggregate intrinsic value in the table above is before income taxes and is calculated as the difference between the exercise price of the underlying options and the Company’s closing stock price as of the last business day of 2019 for options that had exercise prices that were below the closing price.

As of December 31, 2019, 2018 and 2017, the number of options exercisable was 0.3 million, 0.3 million and 0.4 million, respectively, and the weighted-average exercise price of those options was $20.02, $20.07 and $18.56, respectively.

Restricted stock units, time-based and performance-based, remain outstanding as detailed below.

The following table summarizes the activities related to the Company’s time-based restricted stock units:

		Weighted-
		Average
	Number of	Grant Date
(in thousands, except per share data)	Units	Fair Value
Non-vested awards outstanding as of December 31, 2016	525	$ 22.57
Granted	314	31.56
Vested	(206)	21.84
Forfeited	(40)	24.21
Non-vested awards outstanding as of December 31, 2017	593	27.47
Granted	407	29.44
Vested	(306)	27.25
Forfeited	(99)	27.52
Non-vested awards outstanding as of December 31, 2018	595	$ 28.93
Granted	632	27.36
Vested	(254)	28.09
Forfeited	(80)	28.97
Non-vested awards outstanding as of December 31, 2019	893	$ 28.06

The following table summarizes the activities related to the Company’s performance-based restricted stock units:

		Weighted-
		Average
	Number of	Grant Date
(in thousands, except per share data)	Units	Fair Value
Non-vested units outstanding as of December 31, 2016	227	$ 21.43
Granted(1)	172	31.60
Forfeited	(53)	18.81
Non-vested units outstanding as of December 31, 2017	346	26.88
Granted(1)	120	29.60
Forfeited	(147)	24.06
Non-vested units outstanding as of December 31, 2018	319	$ 29.19
Granted(1)	198	27.45
Vested	(57)	31.40
Forfeited	(76)	21.23
Non-vested units outstanding as of December 31, 2019	384	$ 28.89

(1) Represents target number of units that can vest based on the achievement of the performance goals.

Note 10—Income Taxes
Income tax expense (benefit) based on income before income taxes consisted of the following:
	Year Ended December 31,
(in thousands)	2019	2018	2017

Current:
U.S. Federal	$(1,697)	$(14,831)	$85,633
State and local	(3,567)	10,110	804
Foreign	11,474	29,817	9,047
	6,210	25,096	95,484
Deferred:
U.S. Federal	1,815	(249)	8,337
State and local	1,409	(550)	(213)
Foreign	(5,590)	8,427	(702)
	(2,366)	7,628	7,422
	$3,844	$32,724	$102,906

Worldwide income (loss) before income taxes consisted of the following:
	Year Ended December 31,
(in thousands)	2019	2018	2017

United States	$(13,756)	$(23,645)	$(14,984)
Foreign	41,025	79,186	85,989
	$27,269	$55,541	$71,005

Income tax expense differed from the amounts computed by applying the U.S. Federal statutory income tax rate to income before income taxes as a result of the following:

	Year Ended December 31,
(in thousands)	2019	2018	2017

Tax at statutory rate	$5,727	$11,664	$24,852
State taxes, net of federal tax effect	(1,705)	7,553	384
Effect of foreign operations and tax incentives	(5,870)	(11,945)	(20,703)
Change in valuation allowance	(2,283)	2,114	(203)
Stock-based compensation	118	(143)	(1,658)
Provisional impact of U.S. Tax Reform	—	(4,353)	97,707
Impact of cash repatriation	—	21,612	—
GILTI	955	3,206	—
Losses in foreign jurisdictions for which no benefit has
been provided	4,379	1,423	106
Change in uncertain tax benefits reserve	200	(317)	—
Other	2,323	1,910	2,421
Total income tax expense	$3,844	$32,724	$102,906

The U.S. Tax Cuts and Jobs Act (U.S. Tax Reform), which was signed into law on December 22, 2017, significantly changed U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system, adding a global intangible taxation regime and imposing a transition (Transition Tax) tax on deemed repatriated cumulative earnings of foreign subsidiaries. The U.S. Tax Reform reduced the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. The Company recorded the effects of the changes in the tax rate in the Company’s deferred tax assets and liabilities as of December 31, 2017.

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

On December 22, 2017, additional guidance was issued on accounting for the tax effects of the U.S. Tax Reform (Staff Accounting Bulletin No. 118 (SAB 118)). SAB 118 provided a measurement period that should not extend beyond one year from the U.S. Tax Reform enactment date for companies to complete their accounting. The Company recorded a provisional tax expense of $101.6 million for the Transition Tax, and recognized a provisional deferred tax benefit of $3.9 million for a total net expense of $97.7 million as of December 31, 2017. As of December 31, 2018, the Company completed the accounting for the tax effects of U.S. Tax Reform within the period required from the enactment date. The Company recognized during the fourth quarter of 2018 after filing its U.S. income tax return, a discrete tax benefit adjustment of $6.4 million for the Transition Tax, and recorded a discrete tax expense adjustment of $2.0 million for the finalization of the deferred tax assets and liabilities for a net total adjustment of $4.4 million. These adjustments were based on additional analysis of undistributed cumulative foreign earnings, cumulative foreign taxes, changes in interpretations, and additional regulatory guidance that was issued during 2018 by the Internal Revenue Service (IRS).

As a result of the completed accounting for the Transition Tax, the Company determined that its total Transition Tax liability as of December 31, 2019 is currently $57.5 million after reduction for U.S. tax carryforward losses, U.S. tax credit carryforwards, and foreign tax credit carrybacks that are allowed to be utilized against the total liability. The Company intends to pay this liability over the remaining seven year payment period as prescribed by the U.S. Tax Reform and regulatory guidance issued by the IRS. $51.0 million of the Transition Tax liability is included in other long term liabilities.

During 2019 and 2018, the Company repatriated $52.1 million and $560.6 million, respectively, of foreign earnings to the U.S. As of December 31, 2019, the Company has approximately $313.9 million in cumulative undistributed foreign earnings of its foreign subsidiaries. These earnings would not be subject to U.S. income tax, if distributed to the Company. The Company changed its assertion during 2018 on its foreign subsidiaries earnings that are permanently reinvested. A certain amount of earnings from specific foreign subsidiaries are permanently reinvested, and certain foreign earnings from other specific foreign subsidiaries is considered to be non-permanently reinvested and is available for immediate distribution to the Company. Income taxes have been accrued on the non-permanently reinvested foreign earnings including the 2017 Transition Tax, the U.S. tax on GILTI, and any applicable local withholding taxes. The Company estimates that it has approximately $1.7 million of unrecognized deferred tax liability related to any remaining undistributed foreign earnings that have not already been subject to the 2017 Transition Tax, the U.S. tax on GILTI, and any applicable foreign income tax or local withholding taxes on cash distributions.

As a result of this change in assertion during 2018, in relation to undistributed earnings prior to December 31, 2017, the Company recorded a net tax expense of $21.6 million consisting of tax expense of $30.8 million relating to foreign withholding tax from Asia and a net benefit of $9.2 million for U.S. foreign tax credits to offset the foreign taxes paid during 2018. In addition, the Company recorded applicable U.S. state income tax expense net of federal benefits related to the cash repatriation. Also during 2018, the Company incurred a net $4.4 million benefit associated with finalizing the provisional impact of the U.S. Tax Reform described above as required by SAB 118, and incurred a $3.2 million tax expense as a result of GILTI.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
(in thousands)	2019	2018

Deferred tax assets:
Carrying value of inventories	$3,212	$2,787
Accrued liabilities and allowances deductible for tax purposes on a cash basis	8,945	6,108
Goodwill	1,976	2,351
Stock-based compensation	2,500	2,347
Operating right-of-use lease liabilities	19,087	—
Net operating loss carryforwards	19,493	20,028
Tax credit carryforwards	2,421	1,923
Other	5,148	4,373
	62,782	39,917
Less: valuation allowance	(15,992)	(13,709)
Net deferred tax assets	46,790	26,208

Deferred tax liabilities:
Plant and equipment, due to differences in depreciation	(10,428)	(7,617)
Operating right-of-use lease assets	(18,826)	—
Intangible assets, due to differences in amortization	(16,302)	(18,593)
Foreign withholding tax	(7,181)	(9,212)
Other	(2,283)	(2,631)
Gross deferred tax liability	(55,020)	(38,053)
Net deferred tax liability	$(8,230)	$(11,845)

The net deferred tax liability is classified as follows:
Long-term asset	$5,274	$2,478
Long-term liability	(13,504)	(14,323)
Total	$(8,230)	$(11,845)

All deferred taxes are classified as non-current on the balance sheet as of December 31, 2019 and 2018. All deferred tax assets and liabilities are offset and presented as a single net noncurrent amount by each tax jurisdiction.

The net change in the total valuation allowance for 2019, 2018 and 2017 was a $2.3 million decrease, a $2.1 million increase and a $0.2 million decrease, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances as of December 31, 2019.

As of December 31, 2019, the Company had $16.5 million in U.S. Federal operating loss carryforwards which will expire from 2027 to 2036; state operating loss carryforwards of approximately $44.5 million which will expire from

2020 to 2031; foreign operating loss carryforwards of approximately $24.8 million with indefinite carryforward periods; and foreign operating loss carryforwards of approximately $27.5 million which will expire at varying dates through 2029. The utilization of these net operating loss carryforwards is limited to the future operations of the Company in the tax jurisdictions in which such carryforwards arose. The Company has state tax credit carryforwards of $1.9 million which will expire at varying dates through 2026.

The Company has been granted certain tax incentives, including tax holidays, for its subsidiaries in China, Malaysia and Thailand that will expire at various dates, unless extended or otherwise renegotiated, through 2018 in China, 2021 in Malaysia and 2028 in Thailand, and are subject to certain conditions with which the Company expects to comply. The net impact of these tax incentives was to lower income tax expense for 2019, 2018, and 2017 by approximately $5.0 million (approximately $0.13 per diluted share), $7.9 million (approximately $0.17 per diluted share) and $7.2 million (approximately $0.15 per diluted share), respectively, as follows:

	Year Ended December 31,
(in thousands)	2019	2018	2017
China	$—	$1,884	$1,398
Malaysia	3,010	3,287	4,295
Thailand	2,025	2,715	1,545
	$5,035	$7,886	$7,238

The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. As of December 31, 2019, the total amount of the reserve for uncertain tax benefits including interest and penalties was $0.6 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

	December 31,
(in thousands)	2019	2018	2017
Balance as of January 1	$313	$708	$7,791
Additions related to current year tax positions	—	137	220
Additions related to prior year tax positions	200	—	894
Decreases related to prior year tax positions	—	(532)	(8,197)
Balance as of December 31	$513	$313	$708

During 2019, the Company recorded $0.2 million of uncertain tax benefits related to prior year tax positions. During 2018, the Company released $0.5 million of uncertain tax benefits from an IRS audit related to the Secure Communication Systems, Inc. acquisition. Also during the first quarter of 2018, the IRS indicated that this examination of years 2013 to 2015 was closed. In addition, the IRS also notified the Company that the examination of the Company’s consolidated U.S. income tax return filings for 2014 was also closed with no additional tax costs. During 2017, the Company released $0.9 million of uncertain tax benefits related to the liquidation of a foreign subsidiary company. Also during 2017, the Company received a denial of its appeal to the local tax authorities related to an examination for a subsidiary in Thailand for the years 2004 to 2005. Consequently, the Company recorded $0.9 million of additional accruals for uncertain tax benefits. The Company decided not to challenge this decision and therefore, the $7.3 million reserve for uncertain tax benefits was written off. This decrease in the unrecognized tax benefit reserve did not impact the Company’s effective tax rate.

The reserve is classified as a current or long-term liability in the consolidated balance sheet based on the Company’s expectation of when the items will be settled. The Company records interest expense and penalties accrued in relation to uncertain income tax benefits as a component of current income tax expense. The amount of accrued potential interest on unrecognized tax benefits included in the reserve as of December 31, 2019 is $0.1 million. The reserve for potential penalties is $17.0 thousand. The Company did not record any interest and penalties during 2019. The total amount of interest and penalties included in income tax expense was $0.1 million during 2018. The Company did not incur any interest and penalties in 2017.

The Company and its subsidiaries in Brazil, China, Ireland, Malaysia, Mexico, the Netherlands, Romania, Singapore, Thailand and the United States remain open to examination by the various local taxing authorities, in total or in part, for fiscal years 2011 to 2019. Currently, the Company does not have any ongoing income tax examinations by any jurisdiction. During the course of such income tax examinations, disputes may occur as to matters of fact or law. Also, in most tax jurisdictions, the passage of time without examination will result in the expiration of applicable statutes of limitations thereby precluding examination of the tax period(s) for which such statute of limitation has expired. The Company believes that it has adequately provided for its tax liabilities.

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

Sales to the ten largest customers represented 38%, 44% and 46% of total sales for 2019, 2018 and 2017, respectively. Sales to our largest customers were as follows for the indicated periods:

		Year ended December 31,
(in thousands)		2019		2018	2017
International Business Machines Corporation	$	*		$323,795	$284,636
Applied Materials, Inc.	$	*	$	*	$248,183

* amount is less than 10% of total sales.

Note 12—Financial Instruments and Concentration of Credit Risk

The Company’s financial instruments include cash equivalents, accounts and other receivables, accounts payable, accrued liabilities and long-term debt and finance lease obligations. The Company believes that the carrying values of these instruments approximate fair value. As of December 31, 2019, the Company’s long-term investments and derivative instruments were recorded at fair value using Level 3 inputs. The Company uses derivative instruments to manage the variability of foreign currency obligations and interest rates. The Company does not enter into derivative arrangements for speculative purposes.

The forward currency exchange contract in place as of December 31, 2019 has not been designated as accounting hedge and, therefore, changes in fair value are recorded within the Consolidated Statements of Income.

The Company has an interest rate swap agreement with a notional amount of $144.4 million and $150.0 million as of December 31, 2019 and 2018, respectively, to hedge a portion of its interest rate exposure on outstanding borrowings under the Credit Agreement. Under this interest rate swap agreement, the Company receives variable rate interest payments based on the one-month LIBOR rate and pays fixed rate interest payments. The fixed interest rate for the contract is 2.928%. The effect of this swap is to convert all of the floating rate interest expense to fixed interest rate expense. Based on the terms of the interest rate swap contract and the underlying borrowings outstanding under the Credit Agreement, the interest rate contract was determined to be highly effective, and thus qualifies and has been designated as a cash flow hedge. As such, changes in the fair value of the interest rate swap are recorded in other comprehensive income on the accompanying Consolidated Balance Sheets until earnings are affected by the variability of cash flows. As of December 31, 2017, the Company had an interest rate swap agreement with a notional amount of $155.3 million with a fixed interest rate of 1.4935%. During 2018, the Company terminated this agreement for $3.5 million and the gain is being amortized to offset interest expense over the original term of the swap agreement.

The fair value of the interest rate swap agreements was a $6.3 million liability as of December 31, 2019 and a $3.0 million liability as of December 31, 2018. During the year ended December 31, 2019, the Company recorded unrealized losses of $3.3 million ($2.5 million net of tax) on the swaps in other comprehensive income and transferred unrealized gains of $1.7 million ($1.2 million net of tax) on the swaps to interest expense. During the year ended December 31, 2018, the Company recorded unrealized gains of $1.5 million ($1.1 million net of tax) on the swap in other comprehensive income and transferred unrealized gains of $0.3 million ($0.2 million net of tax) on the swaps to interest expense. During the year ended December 31, 2017, the Company recorded unrealized gains of $1.5 million ($0.9 million net of tax) on the swap in other comprehensive income. See Note 22.

Financial instruments that subject the Company to credit risk consist of cash and cash equivalents, investments and trade accounts receivable. Management maintains the majority of the Company’s cash and cash equivalents with financial institutions. One of the most significant credit risks is the ultimate realization of accounts receivable. This risk is mitigated by (i) sales to well established companies, (ii) ongoing credit evaluation of customers, and (iii) frequent contact with customers, thus enabling management to monitor current changes in business operations and to respond accordingly. Management considers these concentrations of credit risks in establishing our allowance for doubtful accounts and believes these allowances are adequate. The Company had one customer whose gross accounts receivable exceeded 10% of total gross accounts receivable as of December 31, 2019. Our largest customer represented 12.1% of our total gross accounts receivable.

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

Note 14—Accounts Receivable Sale Program

As of December 31, 2019, in connection with a trade accounts receivable sale program with unaffiliated financial institutions, the Company may elect to sell, at a discount, on an ongoing basis, up to a maximum of $120.0 million of specific accounts receivable at any one time.

During the years ended December 31, 2019 and 2018, the Company sold $284.0 million and $160.0 million, respectively, of accounts receivable under this program, and in exchange, the Company received cash proceeds of $283.2 million and $159.5 million, respectively, net of the discount. The loss on the sale resulting from the discount was recorded to other expense within the Consolidated Statements of Income.

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

	Year Ended December 31,
(in thousands)	2019	2018	2017
Net sales:
Americas	$1,428,795	$1,647,402	$1,584,729
Asia	741,630	801,312	777,616
Europe	176,384	186,517	176,954
Elimination of intersegment sales	(78,714)	(68,766)	(84,820)
	$2,268,095	$2,566,465	$2,454,479

Depreciation and amortization:
Americas	$21,784	$22,668	$21,972
Asia	11,108	11,496	11,849
Europe	3,035	3,498	2,891
Corporate	12,500	14,177	11,960
	$48,427	$51,839	$48,672

Income from operations:
Americas	$55,749	$61,731	$68,433
Asia	47,862	72,442	74,701
Europe	6,983	10,229	10,805
Corporate and intersegment eliminations	(82,049)	(85,864)	(77,113)
	28,545	58,538	76,826
Interest expense	(6,664)	(10,473)	(9,405)
Interest income	3,829	6,848	5,370
Other income (expense)	1,559	628	(1,786)
Income before income taxes	$27,269	$55,541	$71,005

Capital expenditures:
Americas	$15,822	$44,204	$27,139
Asia	9,493	14,400	18,115
Europe	3,702	2,388	4,915
Corporate	6,101	5,740	4,337
	$35,118	$66,732	$54,506

Total assets:
Americas	$792,180	$852,776	$812,187
Asia	533,508	540,094	674,783
Europe	139,977	113,165	470,786
Corporate and other	294,209	393,748	151,548
	$1,759,874	$1,899,783	$2,109,304

Geographic net sales information provided below reflects the destination of the product shipped. Long-lived assets information is based on the physical location of the asset.

	Year Ended December 31,
(in thousands)	2019	2018	2017
Geographic net sales:
United States	$1,508,966	$1,741,321	$1,650,791
Asia	391,029	423,245	432,530
Europe	266,216	299,676	291,006
Other	101,884	102,223	80,152
	$2,268,095	$2,566,465	$2,454,479

Long-lived assets:
United States	$247,073	$190,056	$167,858
Asia	76,507	79,051	77,750
Europe	20,258	9,537	11,042
Other	23,563	22,945	25,830
	$367,402	$301,589	$282,480

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

	Reportable Operating Segments
	Year Ended December 31, 2019
(in thousands)	Americas	Asia	Europe	Total
Market Sector:
Industrials	$165,163	$214,575	$73,838	$453,576
A&D	400,326	—	31,597	431,923
Medical	263,688	167,296	17,218	448,202
Semi-Cap	102,908	123,764	51,093	277,765
Computing	308,077	53,051	85	361,213
Telecommunications	143,686	149,890	1,840	295,416
External revenue	1,383,848	708,576	175,671	2,268,095
Elimination of intersegment sales	44,947	33,054	713	78,714
Segment revenue	$1,428,795	$741,630	$176,384	$2,346,809

	Year Ended December 31, 2018
	Americas	Asia	Europe	Total
Market Sector:
Industrials	$184,500	$241,765	$66,798	$493,063
A&D	374,852	—	31,550	406,402
Medical	235,287	144,528	14,152	393,967
Semi-Cap	155,687	135,299	63,992	354,978
Computing	504,391	69,657	6,797	580,845
Telecommunications	162,813	171,520	2,877	337,210
External revenue	1,617,530	762,769	186,166	2,566,465
Elimination of intersegment sales	29,872	38,543	351	68,766
Segment revenue	$1,647,402	$801,312	$186,517	$2,635,231

	Year Ended December 31, 2017 (as adjusted)
(in thousands)	Americas	Asia	Europe	Total
Market Sector:
Industrials	$213,699	$213,504	$69,233	$496,436
A&D	361,200	2,430	28,060	391,690
Medical	204,677	149,650	19,458	373,785
Semi-Cap	158,151	140,967	47,223	346,341
Computing	444,401	85,988	9,971	540,360
Telecommunications	172,122	130,954	2,791	305,867
External revenue	1,554,250	723,493	176,736	2,454,479
Elimination of intersegment sales	30,479	54,123	218	84,820
Segment revenue	$1,584,729	$777,616	$176,954	$2,539,299

During 2019, 2018 and 2017, 91.5%, 93.0% and 93.4%, respectively, of the Company’s revenue was recognized as products and services are transferred over time.

Note 17—Employee Benefit Plans

The Company has defined contribution plans qualified under Section 401(k) of the Internal Revenue Code for the benefit of all its U.S. employees. The Company’s contributions to the plans are based on employee contributions and compensation. During 2019, 2018 and 2017, the Company made contributions to the plans of approximately $6.2 million, $5.6 million and $5.2 million, respectively. The Company also has defined contribution benefit plans for certain of its international employees primarily dictated by the custom of the regions in which it operates. During 2019, 2018 and 2017, the Company made contributions to the international plans of approximately $0.1 million, $0.1 million and $0.1 million, respectively.

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

The Company recognized restructuring charges during 2019, 2018 and 2017 primarily related to the closure of facilities in the Americas, capacity reduction and reductions in workforce in certain facilities across various regions.

The following table summarizes the 2019 activity in the accrued restructuring balances related to the various restructuring activities initiated prior to December 31, 2019:

	Balance as of				Foreign	Balance as of
	December 31,	Restructuring	Cash	Non-Cash	Exchange	December 31,
(in thousands)	2018	Charges	Payment	Activity	Adjustments	2019
2019 Restructuring:
Severance	$—	$6,449	$(2,493)	$—	$—	$3,956
Other exit costs	—	1,597	(653)	(944)	—	—
	—	8,046	(3,146)	(944)	—	3,956

2018 Restructuring:
Severance	282	—	(282)	—	—	—
Other exit costs	918	461	(1,379)	—	—	—
	1,200	461	(1,661)	—	—	—

2017 Restructuring:
Severance	—	—	—	—	—	—
Other exit costs	135	—	(124)	—	(11)	—
	135	—	(124)	—	(11)	—

Total	$1,335	$8,507	$(4,931)	$(944)	$(11)	$3,956

The components of the restructuring charges initiated during 2019 were as follows:

(in thousands)	Americas	Asia	Europe	Total
Severance costs	$4,499	$1,950	$—	$6,449
Other exit costs	1,561	36	—	1,597
	$6,060	$1,986	$—	$8,046

During 2019, the Company recognized $6.4 million of employee termination costs associated with the involuntary terminations (both executed and planned) of 468 employees in connection with reductions in workforce worldwide. The identified involuntary employee terminations by reportable geographic region amounted to approximately 386, 81 and 1 for the Americas, Asia and Europe, respectively.

The following table summarizes the 2018 activity in the accrued restructuring balances related to the various restructuring activities initiated prior to December 31, 2018:

	Balance as of				Foreign	Balance as of
	December 31,	Restructuring	Cash	Non-Cash	Exchange	December 31,
(in thousands)	2017	Charges	Payment	Activity	Adjustments	2018
2018 Restructuring:
Severance	$—	$2,815	$(2,533)	$—	$—	$282
Other exit costs	—	1,773	(855)	—	—	918
	—	4,588	(3,388)	—	—	1,200

2017 Restructuring:
Severance	47	3	(50)	—	—	—
Lease facility costs	—	96	(96)	—	—	—
Other exit costs	198	270	(309)	—	(24)	135
	245	369	(455)	—	(24)	135

2016 Restructuring:
Severance	29	(6)	(23)	—	—	—
Other exit costs	16	246	(146)	(116)	—	—
	45	240	(169)	(116)	—	—

Total	$290	$5,197	$(4,012)	$(116)	$(24)	$1,335

The components of the restructuring charges initiated during 2018 were as follows:

(in thousands)	Americas	Asia	Europe	Total
Severance costs	$2,496	$274	$45	$2,815
Other exit costs	1,773	—	—	1,773
	$4,269	$274	$45	$4,588

During 2018, the Company recognized $2.8 million of employee termination costs associated with the involuntary terminations (both executed and planned) of 490 employees in connection with reductions in workforce worldwide. The identified involuntary employee terminations by reportable geographic region amounted to approximately 432, 23 and 35 for the Americas, Asia and Europe, respectively.

The components of the restructuring charges initiated during 2017 were as follows:

(in thousands)	Americas	Asia	Total
Severance costs	$1,985	$187	$2,172
Lease facility costs	264	—	264
Other exit costs	531	—	531
	$2,780	$187	2,967

During 2017, the Company recognized $2.2 million of employee termination costs associated with the involuntary terminations (both executed and planned) of 163 employees in connection with reductions in workforce worldwide. The identified involuntary employee terminations by reportable geographic region amounted to approximately 160 and 3 for the Americas and Asia, respectively.

Note 20—Ransomware Incident

During the fourth quarter ended December 31, 2019, some of the Company’s systems were affected by a ransomware incident that encrypted information on its systems and disrupted customer and employee access to its applications and services. The Company immediately took steps to isolate the impact and implemented measures to prevent additional systems from being affected, including taking its network offline as a precaution. In connection with this incident, third party consultants and forensic experts were engaged to assist with the restoration and remediation of the Company’s systems and, with the assistance of law enforcement, to investigate the incident. The Company has found no evidence that customer or employee data was exfiltrated from its network.

The Company restored connectivity and resumed operations quickly following the ransomware incident. However, fourth quarter 2019 operations were adversely affected by the inefficiencies caused by taking the network offline for a period of time. As a result, the Company’s fourth quarter 2019 revenue was also adversely affected as the Company was unable to fulfill a portion of customer demand during the quarter.

We do have insurance coverage, including cyber insurance, and are working diligently with our insurance carriers on claims to recover costs incurred. We expect that the insurance recovery process will be ongoing throughout 2020.

In 2019, ransomware incident related costs incurred totaled $7.7 million, net of estimated insurance recoveries of $5.0 million. These costs were primarily comprised of certain employee related expenses and various third party consulting services including forensic experts, legal counsel and other IT professional expenses.

We expect to incur additional costs related to the ransomware event in 2020, but these are not expected to be significant. Further insurance recoveries will be recorded when considered probable for recovery.

Note 21—Quarterly Financial Data (Unaudited)

The following table sets forth certain unaudited quarterly information with respect to the Company’s results of operations for the years 2019, 2018 and 2017. Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total earnings per share amounts for the fiscal year.

	2019 Quarter
(in thousands, except per share data)	1st	2nd	3rd	4th
Sales	$602,820	$601,602	$555,229	$508,444
Gross profit	53,800	52,998	52,883	40,725
Net income (loss)	13,773	9,447	7,136	(6,931)
Earnings (loss) per share:
Basic	0.34	0.25	0.19	(0.19)
Diluted	0.34	0.24	0.19	(0.19)

	2018 Quarter
(in thousands, except per share data)	1st	2nd	3rd	4th
Sales	$608,136	$660,591	$640,688	$657,050
Gross profit	58,318	54,299	52,777	55,199
Net income (loss)	(23,641)	10,943	7,799	27,716
Earnings (loss) per share:
Basic	(0.49)	0.23	0.17	0.64
Diluted	(0.49)	0.23	0.17	0.64

	2017 Quarter
(in thousands, except per share data)	1st	2nd	3rd	4th
Sales	$557,903	$619,611	$610,929	$666,036
Gross profit	47,532	59,484	58,243	60,661
Net income (loss)	8,555	18,074	17,831	(76,361)
Earnings (loss) per share:
Basic	0.17	0.36	0.36	(1.54)
Diluted	0.17	0.36	0.35	(1.54)

Note 22—Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component were as follows:

	Foreign		Unrealized
	currency	Derivative	loss on
	translation	instruments,	investments,
(in thousands)	adjustments	net of tax	net of tax	Other	Total
Balances, December 31, 2016	$(14,544)	286	(74)	156	$(14,176)
Other comprehensive gain (loss) before reclassifications	4,977	1,192	33	(175)	6,027
Net current period other comprehensive loss	4,977	1,192	33	(175)	6,027
Balances, December 31, 2017	(9,567)	1,478	(41)	(19)	(8,149)
Other comprehensive gain (loss) before reclassifications	(2,273)	(1,126)	41	619	(2,739)
Amounts reclassified from accumulated
other comprehensive loss	—	(236)	—	—	(236)
Net current period other comprehensive gain (loss)	(2,273)	(1,362)	41	619	(2,975)
Balances, December 31, 2018	(11,840)	116	—	600	(11,124)
Other comprehensive gain (loss) before reclassifications	(585)	(2,474)	—	(1,334)	(4,393)
Amounts reclassified from accumulated
other comprehensive loss	—	(1,242)	—	—	(1,242)
Net current period other comprehensive gain (loss)	(585)	(3,716)	—	(1,334)	(5,635)
Balances, December 31, 2019	$(12,425)	$(3,600)	$—	$(734)	$(16,759)

See Note 12 for further explanation of the change in derivative instruments that is recorded to Accumulated Other Comprehensive Loss. Amounts reclassified from accumulated other comprehensive loss during 2019 and 2018 primarily affected interest expense and selling, general and administrative expenses, respectively.

Note 23—Supplemental Cash Flow and Non-Cash Information

The following is additional information concerning supplemental disclosures of cash payments.
	Year ended December 31,
(in thousands)	2019	2018	2017
Income taxes paid, net	$16,895	$48,918	$6,453
Interest paid	$8,347	$7,868	$8,698

Non-cash investing activity:
Additions to property, plant and equipment in accounts payable	$9,119	$6,148	$7,761

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Benchmark Electronics, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Benchmark Electronics, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement Schedule II – Valuation Accounts listed in Item 15(a)(2) (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Change in Accounting Principle

As discussed in Notes 1 and 8 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842, ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Targeted Improvements.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of income tax expense

As discussed in Notes 1 and 10 to the consolidated financial statements, the Company has recorded income tax expense of $3.8 million for the year ended December 31, 2019. The Company serves international markets and is subject to income taxes in the United States and foreign jurisdictions, which affect the Company’s income tax expense. Income tax expense is an estimate based on the Company’s understanding of current enacted tax laws and tax rates of each tax jurisdiction.

We identified the evaluation of income tax expense as a critical audit matter. Complex auditor judgment was required in evaluating the Company’s interpretation and application of tax laws and the related impacts to income tax expense. There is complexity in the evaluation of the U.S. income tax expense due to the impact of U.S. tax reform on multinational operations such as the U.S. tax on global intangible low-taxed income (GILTI) and foreign tax credits. There is also complexity in evaluating the impact of changing foreign tax laws on income tax expense.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s income tax expense process, including controls over the identification of changes to tax laws in the jurisdictions in which the Company operates and the Company’s evaluation of the determination of GILTI and foreign tax credits. We involved tax professionals with specialized skills and knowledge who assisted in evaluating the application of the relevant tax laws and regulations in the determination of the Company’s tax expense. In addition, we evaluated the Company’s methodology used in the determination of GILTI and foreign tax credits.

(Signed) KPMG LLP

We have served as the Company’s auditor since 1986.

Houston, Texas
March 2, 2020

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included in Item 8 of this Report.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information under the captions “Election of Directors,” “Executive Officers” and “Delinquent Section 16(a) Reports” in the Company’s Proxy Statement for the 2020 Annual Shareholders Meeting (the 2020 Proxy Statement), to be filed not later than 120 days after the close of the Company’s fiscal year, is incorporated herein by reference in response to this item.

Item 11. Executive Compensation.

The information under the captions “Compensation Discussion and Analysis,” “Compensation Tables and Narratives” and “Compensation Committee Report” in the 2020 Proxy Statement is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information under the caption “Common Share Ownership of Certain Beneficial Owners and Management” in the 2020 Proxy Statement is incorporated herein by reference in response to this item.

The following table sets forth certain information relating to our equity compensation plans as of December 31, 2019:

Number of
	securities to be	Weighted-	Number of
	issued upon	average exercise	securities
	exercise of	price of	remaining
	outstanding	outstanding	available
	options, warrants	options, warrants	for future
Plan Category	and rights	and rights	issuance

Equity compensation plans approved by security holders	1,547,361(1)	$20.02(1)	3,321,635

(1) Includes 1,276,992 restricted share units and performance restricted share units. The weighted-average exercise price does not take these awards into account.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information under the caption “Election of Directors” in the 2020 Proxy Statement is incorporated herein by reference in response to this item.

Item 14. Principal Accounting Fees and Services.

The information under the caption “Audit Committee Report” in the 2020 Proxy Statement is incorporated herein by reference in response to this item.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) (1) Financial statements of the Company filed as part of this Report:

See Item 8 - Financial Statements and Supplementary Data.

(2) Financial statement schedule filed as part of this Report:

Schedule II - Valuation Accounts

		Additions
	Balance at				Balance at
	Beginning	Charges to			End of
(in thousands)	of Period	Operations	Other	Deductions	Period
Year ended December 31, 2019:
Allowance for doubtful accounts(1)	$ 1,733	10,323	—	1,971	10,085

Year ended December 31, 2018:
Allowance for doubtful accounts(1)	$ 105	1,718	—	90	1,733

Year ended December 31, 2017:
Allowance for doubtful accounts(1)	$ 2,838	1,697	—	4,430	105

(1)	Deductions in the allowance for doubtful accounts represent write-offs, net of recoveries, of amounts determined to be uncollectible.

See accompanying Report of Independent Registered Public Accounting Firm incorporated herein by reference.

(b) Exhibits

Exhibit
Number	Description of Exhibit

2.1Purchase Agreement dated October 20, 2015 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated November 12, 2015 (Commission file number 1-10560))

3.1Restated Certificate of Formation dated May 17, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 17, 2016) (the 8-K) (Commission file number 1-10560)

3.2Amended and Restated Bylaws of the Company dated May 11, 2016 (incorporated by reference to Exhibit 3.2 to the 8-K)

4.1Specimen form of certificate evidencing the Common Shares (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014) (the 10-Q) (Commission file number 1-10560)

4.2(2)Description of Company’s securities

10.1Form of Indemnity Agreement between the Company and its directors and senior officers (incorporated by reference to Exhibit 10.1 to the 10-Q)

10.2 (1)Benchmark Electronics, Inc. 2000 Stock Awards Plan (2000 Plan) (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 (Registration Number 333-54186))

10.3 (1)Form of nonqualified stock option agreement for use under the 2000 Plan (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission file number 1-10560))

10.4 (1)Benchmark Electronics, Inc. 2002 Stock Option Plan for Non-Employee Directors (2002 Plan) (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed April 15, 2002 (Commission file number 1-10560))

10.5 (1)Amendment No. 1 to the 2002 Plan (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K dated May 19, 2006 (Commission file number 1-10560))

10.6 (1)Benchmark Electronics, Inc. 2010 Omnibus Incentive Compensation Plan (2010 Plan) (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (Registration Number 333-168427))

10.7 (1)First Amendment to the 2010 Plan (incorporated by reference to Annex A to the Company's Definitive Proxy Statement on Schedule 14A filed March 28, 2014 (Commission file number 1-10560))

10.8 (1)Form of option award agreement for use under the 2010 Plan (incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-8 (Registration Number 333-168427))

10.9 (1)Form of restricted share award agreement for use under the 2010 Plan (incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-8 (Registration Number 333-168427))

10.10 (1)Form of restricted stock unit award agreement for use under the 2010 Plan (incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-8 (Registration Number 333-168427))

Exhibit
Number	Description of Exhibit

10.11 (1)Amended form of restricted stock unit award agreement for use under the 2010 Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (Commission file number 1-10560))

10.12 (1)Form of performance-based restricted stock unit award agreement for use under the 2010 Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2016 (Commission file number 1-10560))

10.13 (1)Amended form of performance-based restricted stock unit award agreement for use under the 2010 Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (Commission file number 1-10560))

10.14 (1)Benchmark Electronics, Inc. Deferred Compensation Plan dated as of December 16, 2008 (incorporated by reference to Exhibit 99.1 to the Company’s Form S-8 (Registration Number 333-156202))

10.15 (1)Employment Agreement dated December 1, 2016 between the Company and Paul J. Tufano (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 1, 2016 (Commission file number 1-10560))

10.16 (1)Employment Agreement between the Company and Donald F. Adam dated as of March 10, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 10, 2009 (Commission file number 1-10560))

10.17 (1)Agreement between the Company and Jon J. King dated as of May 15, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed for the quarter ended June 30, 2017 (Commission file number 1-10560))

10.18 (1)Form of Executive Severance Agreement (incorporated by referent to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (Commission file number 1-10560))

10.19Code of Conduct (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (Commission file number 1-10560))

10.20 (1)Amendment to Employment Agreement, dated as of February 22, 2018, between the Company and Paul J. Tufano (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 23, 2018 (Commission file number 1-10560))

10.21Credit Agreement, dated July 20, 2018, by and among the Company, certain of its subsidiaries, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Swingline Lender and a L/C Issuer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 23, 2018 (Commission file number 1-10560))

10.22 (1)Separation Agreement dated September 15, 2016 between the Company and Gayla J. Delly (incorporated by reference to Exhibit 10.1 to the Company’s Current Report Form 8-K dated September 15, 2016 (Commission file number 1-10560))

10.23Cooperation Agreement, dated as of December 19, 2016, by and among the Company and Engaged Capital, LLC, Engaged Capital Flagship Master Fund, LP, Engaged Capital Flagship Fund, LP, Engaged Capital Flagship Fund, Ltd. and Engaged Capital Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 19, 2016 (Commission file number 1-10560))

10.24 (1)Form of Key Management Severance Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 11, 2017 (Commission file number 1-10560))

Exhibit
Number	Description of Exhibit

10.25 (1)Transition Agreement and Release of All Claims by and between Scott Peterson and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 11, 2017 (Commission file number 1-10560))

10.26 (1)Transition Agreement and Release of All Claims by and between Donald F. Adam and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 20, 2017 (Commission file number 1-10560))

10.27 (1) Employment Agreement, dated February 26, 2019, between the Company and Jeffrey W. Benck (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 28, 2019 (Commission file number 1-10560))

10.28 (1)Benchmark Electronics, Inc. 2019 Omnibus Incentive Compensation Plan (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed April 5, 2019) (Commission file number 1-10560)

10.29Amendment No. 1 to the Credit Agreement, dated May 17, 2019, by and among the Company, certain of its subsidiaries, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Swingline Lender and a L/C Issuer (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019) (Commission file number 1-10560)

21 (2)Subsidiaries of Benchmark Electronics, Inc.

23 (2)Consent of Independent Registered Public Accounting Firm concerning incorporation by reference in the Company’s Registration Statements on Form S-8 (Registration No. 333-101744, No. 333-156202, No. 333-168427, No. 333-198404 and No. 333-231524)

31.1 (2)Section 302 Certification of Chief Executive Officer

31.2 (2)Section 302 Certification of Chief Financial Officer

32.1 (2)Section 1350 Certification of Chief Executive Officer

32.2 (2)Section 1350 Certification of Chief Financial Officer

101.INS (2)Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH (2)Inline XBRL Taxonomy Extension Schema Document

101.CAL (2)Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB (2)Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE (2)Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF (2)Inline XBRL Taxonomy Extension Definition Linkbase Document

104 (2)Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

(1) Indicates management contract or compensatory plan or arrangement.

(2) Filed/furnished herewith.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BENCHMARK ELECTRONICS, INC.
By: /s/ Jeffrey W. Benck
Jeffrey W. Benck
Chief Executive Officer
Date: March 2, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Name	Position	Date

/s/ David W. Scheible	Chairman of the Board	March 2, 2020
David W. Scheible

/s/ Jeffrey W. Benck	President, Chief Executive Officer and Director	March 2, 2020
Jeffrey W. Benck	(principal executive officer)

/s/ Roop K. Lakkaraju	Chief Financial Officer	March 2, 2020
Roop K. Lakkaraju	(principal financial and accounting officer)

/s/ Bruce A. Carlson	Director	March 2, 2020
Bruce A. Carlson

/s/ Anne De Greef-Safft	Director	March 2, 2020
Anne De Greef-Safft

/s/ Douglas G. Duncan	Director	March 2, 2020
Douglas G. Duncan

/s/ Robert K. Gifford	Director	March 2, 2020
Robert K. Gifford

/s/ Kenneth T. Lamneck	Director	March 2, 2020
Kenneth T. Lamneck

/s/ Jeffrey S. McCreary	Director	March 2, 2020
Jeffrey S. McCreary

/s/ Merilee Raines	Director	March 2, 2020
Merilee Raines