Form 10-Q
period 2020-03-31
BENCHMARK ELECTRONICS INC
filed 2020-05-08
CIK 863436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

_______________

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

As of May 7, 2020, there were 36,415,712 shares of common stock of Benchmark Electronics, Inc., par value $0.10 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
(in thousands, except par value)	2020	2019

Assets
Current assets:
Cash and cash equivalents	$411,786	$347,558
Restricted cash	—	16,398
Accounts receivable, net of allowance for doubtful accounts of $10,085
and $10,085, respectively	317,862	324,424
Contract assets	159,962	161,061
Inventories	338,437	314,956
Prepaid expenses and other current assets	35,863	29,566
Income taxes receivable	1,092	1,119
Total current assets	1,265,002	1,195,082
Property, plant and equipment, net of accumulated depreciation of
$478,616 and $460,708, respectively	201,580	205,819
Operating lease right-of-use assets	77,033	76,859
Goodwill	192,116	192,116
Deferred income taxes	5,274	5,274
Other assets, net	82,377	84,724
	$1,823,382	$1,759,874

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$8,868	$8,825
Accounts payable	315,729	302,994
Income taxes payable	7,537	7,895
Accrued liabilities	127,205	139,531
Total current liabilities	459,339	459,245
Long-term debt, less current installments	231,798	138,912
Operating lease liabilities	67,009	67,898
Other long-term liabilities	64,367	65,483
Deferred income taxes	11,247	13,504
Shareholders’ equity:
Preferred stock, $0.10 par value; 5,000 shares authorized, none issued	—	—
Common stock, $0.10 par value; 145,000 shares authorized; issued
and outstanding – 36,415 and 36,957, respectively	3,642	3,696
Additional paid-in capital	505,283	512,019
Retained earnings	502,692	515,876
Accumulated other comprehensive loss	(21,995)	(16,759)
Total shareholders’ equity	989,622	1,014,832
Commitments and contingencies
	$1,823,382	$1,759,874

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share data)	2020	2019

Sales	$514,964	$602,820
Cost of sales	471,603	552,783
Gross profit	43,361	50,037
Selling, general and administrative expenses	31,575	30,007
Amortization of intangible assets	2,381	2,367
Restructuring charges and other costs	2,915	1,576
Income from operations	6,490	16,087
Interest expense	(1,702)	(1,609)
Interest income	599	1,297
Other income (expense), net	(662)	1,604
Income before income taxes	4,725	17,379
Income tax expense	873	3,606
Net income	$3,852	$13,773

Earnings per share:
Basic	$0.10	$0.34
Diluted	$0.10	$0.34

Weighted-average number of shares outstanding:
Basic	36,790	40,630
Diluted	37,071	40,853

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Three Months Ended
	March 31,
(in thousands)	2020	2019

Net income	$3,852	$13,773
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,257)	(833)
Unrealized loss on derivative, net of tax	(4,094)	(1,285)
Other	115	(15)
Other comprehensive loss:	(5,236)	(2,133)
Comprehensive income (loss)	$(1,384)	$11,640

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(unaudited)

					Accumulated
	Common Stock		Additional		Other	Total
	Shares	Par	Paid-in	Retained	Comprehensive	Shareholders’
(in thousands)	Outstanding	Value	Capital	Earnings	Loss	Equity

Balances, December 31, 2019	36,957	$ 3,696	$ 512,019	$ 515,876	$ (16,759)	$ 1,014,832
Stock-based compensation expense	—	—	2,739	—	—	2,739
Shares repurchased and retired	(724)	(73)	(8,048)	(11,208)	—	(19,329)
Stock options exercised	16	2	357	—	—	359
Vesting of restricted stock units	236	24	(24)	—	—	—
Shares withheld for taxes	(70)	(7)	(1,760)	—	—	(1,767)
Dividends declared	—	—	—	(5,828)	—	(5,828)
Net income	—	—	—	3,852	—	3,852
Other comprehensive loss	—	—	—	—	(5,236)	(5,236)
Balances, March 31, 2020	36,415	$ 3,642	$ 505,283	$ 502,692	$ (21,995)	$ 989,622

Balances, December 31, 2018	41,357	$ 4,136	$ 554,939	$ 584,274	$ (11,124)	$ 1,132,225
Stock-based compensation expense	—	—	2,772	—	—	2,772
Shares repurchased and retired	(2,383)	(239)	(26,473)	(34,368)	—	(61,080)
Stock options exercised	13	1	278	—	—	279
Vesting of restricted stock units	227	23	(23)	—	—	—
Shares withheld for taxes	(45)	(4)	(1,232)	—	—	(1,236)
Dividends declared	—	—	—	(5,875)	—	(5,875)
Net income	—	—	—	13,773	—	13,773
Other comprehensive loss	—	—	—	—	(2,133)	(2,133)
Balances, March 31, 2019	39,169	$ 3,917	$ 530,261	$ 557,804	$ (13,257)	$ 1,078,725

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
	March 31,
(in thousands)	2020	2019

Cash flows from operating activities:
Net income	$3,852	$13,773
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	9,301	9,319
Amortization	2,891	2,853
Provision for doubtful accounts	—	(1,661)
Deferred income taxes	(885)	685
(Gain) loss on the sale of property, plant and equipment	(31)	2
Asset impairments	1,007	—
Stock-based compensation expense	2,739	2,772
Changes in operating assets and liabilities:
Accounts receivable	6,414	64,176
Contract assets	1,099	(16,943)
Inventories	(23,769)	(5,862)
Prepaid expenses and other assets	(3,110)	3,056
Accounts payable	14,882	(45,914)
Accrued liabilities	(17,166)	(11,044)
Operating leases	(83)	543
Income taxes	(250)	659
Net cash provided by (used in) operations	(3,109)	16,414
Cash flows from investing activities:
Additions to property, plant and equipment	(11,856)	(9,326)
Proceeds from the sale of property, plant and equipment	7	1
Additions to purchased software	(1,040)	(748)
Cash received from business divestitures	1,341	—
Other	57	(98)
Net cash used in investing activities	(11,491)	(10,171)
Cash flows from financing activities:
Proceeds from stock options exercised	359	279
Employee taxes paid for shares withheld	(1,767)	(1,236)
Dividends paid	(5,538)	(6,203)
Borrowings under credit agreement	110,000	—
Principal payments on long-term debt	(17,187)	(274)
Share repurchases	(19,329)	(61,080)
Net cash provided by (used in) financing activities	66,538	(68,514)
Effect of exchange rate changes	(4,108)	(515)
Net increase (decrease) in cash and cash equivalents and restricted cash	47,830	(62,786)
Cash and cash equivalents and restricted cash at beginning of year	363,956	458,102
Cash and cash equivalents and restricted cash at end of period	$411,786	$395,316

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

The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). The financial statements reflect all normal and recurring adjustments necessary in the opinion of management for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the 2019 10-K).

Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in accordance with generally accepted accounting principles in the United States (U.S. GAAP) with consideration given to the potential impacts of the coronavirus disease 2019 (COVID-19) pandemic. However, actual results could differ materially from these estimates and be significantly affected by the severity and duration of the pandemic, the extent of actions to contain or treat COVID-19, how quickly and to what extent normal economic and operating activity can resume, and the severity and duration of the global economic downturn that results from the pandemic.

For comparative purposes and based on ongoing evaluation of personnel roles involved in the production process, prior year expenses associated with certain personnel have been reclassified from selling, general and administrative expenses to cost of goods sold to conform to the current year presentation.

Note 2 – New Accounting Pronouncements

Adopted in 2020

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This update is effective for annual reporting periods beginning after December 15, 2019. The Company adopted this update effective January 1, 2020 and the implementation of this update did not have a material impact on its consolidated financial position, results of operations or cash flows.

Not Yet Adopted

The Company has determined that other recently issued accounting standards will either have no material impact on its consolidated financial position, results of operations or cash flows, or will not apply to its operations.

Note 3 – Contract Assets

As of March 31, 2020 and December 31, 2019, the Company had $160.0 million and $161.1 million, respectively, in contract receivables from contracts with customers. The contract receivables primarily relate to the Company’s right to consideration for work completed but not billed at the reporting date. The contract receivables are transferred to accounts receivable when the rights become unconditional.

Significant changes in the contract asset balance during the period are as follows:

	Three Months Ended
	March 31,
(in thousands)	2020	2019
Beginning balance as of December 31,	$161,061	$140,082
Revenue recognized	464,727	564,889
Amounts collected or invoiced	(465,826)	(547,946)
Ending balance as of March 31,	$159,962	$157,025

Note 4 – Inventories
Inventory costs are summarized as follows:
	March 31,	December 31,
(in thousands)	2020	2019

Raw materials	$326,924	$304,069
Work in process	7,941	8,282
Finished goods	3,572	2,605
	$338,437	$314,956

Note 5 – Goodwill and Other Intangible AssetsGoodwill allocated to the Company’s reportable segments was as follows:

(in thousands)	Americas	Asia	Total
Goodwill as of December 31, 2019 and March 31, 2020	$154,014	$38,102	$192,116

Other assets, net consist primarily of acquired identifiable intangible assets and capitalized purchased software costs. Intangible assets as of March 31, 2020 and December 31, 2019 were as follows:

	As of March 31, 2020
	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
Customer relationships	$100,102	$(48,545)	$51,557
Purchased software costs	42,569	(32,348)	10,221
Technology licenses	28,800	(24,890)	3,910
Trade names and trademarks	7,800	—	7,800
Other	868	(315)	553
Total	$180,139	$(106,098)	$74,041

	As of December 31, 2019
	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
Customer relationships	$100,123	$(46,981)	$53,142
Purchased software costs	41,604	(32,012)	9,592
Technology licenses	28,800	(24,100)	4,700
Trade names and trademarks	7,800	—	7,800
Other	868	(309)	559
Total	$179,195	$(103,402)	$75,793

Customer relationships are being amortized on a straight-line basis over a period of 10 to 14 years. Capitalized purchased software costs are amortized straight-line over the estimated useful life of the related software, which ranges from 2 to 10 years. Technology licenses are being amortized over their estimated useful lives in proportion to the economic benefits consumed. The Company’s acquired trade names and trademarks have been determined to have an indefinite life. Amortization on the statements of cash flow for the three months ended March 31, 2020 and 2019 was as follows:

	Three Months Ended
	March 31,
(in thousands)	2020	2019
Amortization of intangible assets	$2,381	$2,367
Amortization of capitalized purchased software costs	395	371
Amortization of debt costs	115	115
	$2,891	$2,853

The estimated future amortization expense of acquired intangible assets for each of the next five years is as follows (in thousands):

Year ending December 31,	Amount
2020 (remaining nine months)	$7,906
2021	8,091
2022	7,949
2023	6,719
2024	5,555

Note 6—Borrowing FacilitiesLong-term debt outstanding as of March 31, 2020 and December 31, 2019 consists of the following:

	March 31,	December 31,
(in thousands)	2020	2019
Revolving credit facility, due 2023	$95,000	$—
Term loan, due 2023	142,500	144,375
Less unamortized debt issuance costs	(1,502)	(1,616)
Long-term debt	$235,998	$142,759

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

As of March 31, 2020, $142.5 million of the outstanding debt under the Credit Agreement is effectively at a fixed interest rate of 2.928% (plus the applicable margin) as a result of a $142.5 million notional interest rate swap contract discussed in Note 16. A commitment fee of 0.20% to 0.30% per annum (based on the debt to EBITDA ratio) on the unused portion of the revolving credit line is payable quarterly in arrears.

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

As of March 31, 2020, the Company had $142.5 million in borrowings outstanding under the Term Loan Facility and $95.0 million in borrowings and $3.7 million in letters of credit outstanding under the Revolving Credit Facility, respectively. The Company had $401.3 million available for future borrowings under the Revolving Credit Facility subject to compliance with financial covenants as to interest coverage and debt leverage, in addition to other debt covenant restrictions.

Note 7 – Leases

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

The components of lease expense were as follows:

	Three Months Ended
(in thousands)	March 31, 2020	March 31, 2019
Finance lease cost:
Amortization of right-to-use assets (included in depreciation expense)	$178	$178
Interest on lease liabilities	118	146
Operating lease cost	4,141	4,448
Short-term lease cost	241	200
Variable lease cost	510	366
Total lease cost	$5,188	$5,338

	Three Months Ended
	March 31, 2020	March 31, 2019
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for finance lease	$127	$157
Operating cash flows used for operating leases	$3,988	$3,835
Financing cash flows used for finance lease	$312	$273
Right-to-use assets obtained in exchange for new operating lease liabilities	$4,183	$660

The lease assets and liabilities were as follows (in thousands):

	March 31,	December 31,
	2020	2019
Finance lease right-of-assets (included in other assets)	$2,133	$2,311
Operating lease right-of-use assets	$77,033	$76,859
Finance liability, current (included in current installments of long-term debt)	$1,368	$1,325
Finance lease liability, noncurrent (included in long-term debt)	$3,300	$3,654
Operating lease liabilities, current (included in accrued liabilities)	$12,023	$11,043
Operating lease liabilities, noncurrent	$67,009	$67,898
Weighted average remaining lease term – finance leases	3.3 years	3.5 years
Weighted average remaining lease term – operating leases	9.9 years	10.2 years
Weighted average discount rate – finance leases	10.1%	10.1%
Weighted average discount rate – operating leases	4.7%	4.7%

Future annual minimum lease payments and finance lease commitments as of March 31, 2020 were as follows (in thousands):

	Operating	Finance
Year ending December 31,	Leases	Leases
2020 (remaining nine months)	$15,374	$1,342
2021	12,658	1,816
2022	10,655	1,853
2023	9,590	465
2024	8,556	—
2025 and thereafter	43,802	—
Total minimum lease payments	$100,635	$5,476
Less: imputed interest	(21,603)	(808)
Present value of lease liabilities	$79,032	$4,668

As of March 31, 2020, the Company’s future operating leases that have not yet commenced are immaterial.

Note 8 – Common Stock and Stock-Based Awards Plans

Dividends

The Company began declaring and paying quarterly dividends during the first quarter of 2018. For the three months ended March 31, 2020, cash dividends paid totaled $5.5 million. On March 16, 2020, the Company declared a quarterly cash dividend of $0.16 per share of the Company’s common stock to shareholders of record as of March 31, 2020. The dividend in the aggregate amount of $5.8 million was paid on April 14, 2020. The Company’s future dividend policy is subject to the Company’s compliance with applicable law, and depending on, among other things, the Company’s results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in the Company’s debt agreements, and other factors that the Board of Directors may deem relevant, including the impact of the COVID-19 pandemic. Dividend payments are not mandatory or guaranteed; there can be no assurance that the Company will continue to pay a dividend in the future.

Share Repurchase Authorization

On February 19, 2020, the Board of Directors authorized a $150 million increase to its existing stock repurchase program. On October 26, 2018, the Board of Directors authorized the repurchase of $100 million of the Company’s common stock in addition to the $250 million previously approved on March 6, 2018. As of March 31, 2020, the Company had an aggregate $210.1 million remaining under its stock repurchase program.

Stock-Based Compensation

The Company’s 2019 Omnibus Incentive Compensation Plan (the 2019 Plan) authorizes the Company, upon approval of the Compensation Committee of the Board of Directors, to grant a variety of awards, including stock options, restricted shares and restricted stock units (both time-based and performance-based) and other forms of equity awards, or any combination thereof, to any director, officer, employee or consultant (including any prospective director, officer, employee or consultant) of the Company. Stock options (which have not been awarded since 2015) are granted to employees with an exercise price equal to the market price of the Company’s common stock on the date of grant, generally vest over a four-year period from the date of grant and have a term of 10 years. Time-based restricted stock units granted to employees generally vest over a four-year period from the date of grant, subject to the continued employment of the employee by the Company. Performance-based restricted stock units generally vest over a three-year performance cycle, which includes the year of the grant, and are based upon the Company’s achievement of specified performance metrics. Awards under the 2019 Plan to non-employee directors have been in the form of restricted stock units, which vest in equal annual installments over a one-year period, starting on the grant date.

As of March 31, 2020, 2.8 million additional common shares were available for issuance under the Company’s 2019 Plan.

All share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on their grant date fair values. The total compensation cost recognized for stock-based awards was $2.7 million and $2.8 million for the three months ended March 31, 2020 and 2019, respectively. The total income tax benefit recognized in the Condensed Consolidated Statements of Income for stock-based awards was $0.7 million for each of the three months ended March 31, 2020 and 2019. Awards of restricted stock units and performance-based restricted stock units are valued at the closing market price of the Company’s common stock on the date of grant. For performance-based restricted stock units, compensation expense is based on the probability that the performance goals will be achieved, which is monitored by management throughout the requisite service period. When it becomes probable, based on the Company’s expectation of performance during the measurement period, that more or less than the previous estimate of the awarded shares will vest, an adjustment to stock-based compensation expense is recognized as a change in accounting estimate.

As of March 31, 2020, the unrecognized compensation cost and remaining weighted-average amortization period related to stock-based awards were as follows:

Performance-
	Time-based	based
	Restricted	Restricted
	Stock	Stock
(in thousands, except remaining period data)	Units	Units(1)
Unrecognized compensation cost	$ 27,462	$ 7,009
Remaining weighted-average
amortization period	3 years	2.2 years

(1) Based on the probable achievement of the performance goals identified in each award.

The total cash received by the Company as a result of stock option exercises for the three months ended March 31, 2020 and 2019 was approximately $0.4 million and $0.3 million, respectively. The actual tax benefit realized as a result of stock option exercises and the vesting of other share-based awards during each of the three months ended March 31, 2020 and 2019 was $1.4 million. For each of the three months ended March 31, 2020 and 2019, the total intrinsic value of stock options exercised was $0.1 million.

The Company awarded performance-based restricted stock units to employees during the three months ended March 31, 2020 and 2019. The number of performance-based restricted stock units that will ultimately be earned will not be determined until the end of the corresponding performance periods, and may vary from as low as zero to as high as 2.5 times the target number depending on the level of achievement of certain performance goals. The level of achievement of these goals is based upon the financial results of the Company for the last full calendar year within the performance period. The performance goals consist of certain levels of achievement using the following financial metrics: revenue, operating income margin, and return on invested capital. If the performance goals are not met based on the Company’s financial results, the applicable performance-based restricted stock units will not vest and will be forfeited. Shares subject to forfeited performance-based restricted stock units will be available for issuance under the Company’s 2019 Plan.

The following table summarizes activities relating to the Company’s stock options:

			Weighted-
		Weighted-	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	(in thousands)	Price	Term (Years)	(in thousands)
Outstanding as of December 31, 2019	270	$20.02
Exercised	(19)	22.82
Outstanding and exercisable as of March 31, 2020	251	$19.80	3.16	$ 406

The aggregate intrinsic value in the table above is before income taxes and is calculated as the difference between the exercise price of the underlying options and the Company’s closing stock price as of the last business day of the period ended March 31, 2020 for options that had exercise prices that were below the closing price.

The following table summarizes the activities related to the Company’s time-based restricted stock units:

		Weighted-
	Number of	Average
	Units	Grant Date
	(in thousands)	Fair Value
Non-vested awards outstanding as of December 31, 2019	893	$28.06
Granted	456	27.76
Vested	(236)	27.98
Forfeited	(16)	28.63
Non-vested awards outstanding as of March 31, 2020	1,097	$27.94

The following table summarizes the activities related to the Company’s performance-based restricted stock units:

		Weighted-
	Number of	Average
	Units	Grant Date
	(in thousands)	Fair Value
Non-vested awards outstanding as of December 31, 2019	384	$28.89
Granted (1)	165	28.02
Forfeited	(181)	30.04
Non-vested awards outstanding as of March 31, 2020	368	$27.93

(1) Represents target number of units that can vest based on the achievement of the performance goals.

Note 9 – Income Taxes
Income tax expense consists of the following:
	Three Months Ended
	March 31,
(in thousands)	2020	2019

Federal – current	$617	$675
Foreign – current	986	1,558
State – current	155	688
Deferred	(885)	685
	$873	$3,606

Income tax expense differs from the amount computed by applying the U.S. federal statutory income tax rate to income before income taxes primarily due to the mix of taxable income by taxing jurisdiction, the impact of tax incentives and tax holidays in foreign locations, state income taxes (net of federal benefit) and the U.S. tax under the global intangible low-taxed income (GILTI) provisions. GILTI requires the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiaries tangible fixed assets. The taxable earnings can be offset by a limited deemed paid foreign tax credit with no carrybacks or carryforwards available. The company accounts for the GILTI as a period cost and does not include it as a factor in the determination of deferred taxes.

As of December 31, 2019, the Company had approximately $313.9 million in cumulative undistributed foreign earnings of its foreign subsidiaries. These earnings would not be subject to U.S. income tax, if distributed to the Company. During 2018, the Company changed its assertion on its foreign subsidiaries earnings that are permanently reinvested. A certain amount of earnings from specific foreign subsidiaries are permanently reinvested, and certain foreign earnings from other specific foreign subsidiaries are considered to be non-permanently reinvested and are available for immediate distribution to the Company. Income taxes have been accrued on the non-permanently reinvested foreign earnings including any applicable local withholding taxes.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in the United States in response to the COVID-19 pandemic. The CARES Act among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021, and contains modifications on the limitation of business interest for tax years beginning in 2019 and 2020. The Company has evaluated the impact of these provisions and has determined these provisions did not have any impact on the three months ended March 31, 2020. In addition, the CARES Act allows for employee retention tax credits to be taken in future US payroll tax filings and allows for the deferral of certain future employer portion of social security tax with 50% to be paid at the end of calendar years 2021 and 2022, respectively. The Company is currently evaluating the benefits of these items for future periods.

The Company has been granted certain tax incentives, including tax holidays, for its subsidiaries in Malaysia and Thailand that will expire at various dates, unless extended or otherwise renegotiated, through 2021 in Malaysia and 2028 in Thailand, and are subject to certain conditions with which the Company expects to comply. The net impact of these tax incentives was to lower income tax expense for the three months ended March 31, 2020 and 2019 by approximately $0.8 million (approximately $0.02 per diluted share) and $1.7 million (approximately $0.04 per diluted share), respectively, as follows:

	Three Months Ended
	March 31,
(in thousands)	2020	2019
Malaysia	476	646
Thailand	318	1,030
	$794	$1,676

As of March 31, 2020, the total amount of the reserve for uncertain tax benefits including interest and penalties was $0.6 million. The reserve is classified as a current or long-term liability in the condensed consolidated balance sheets based on the Company’s expectation of when the items will be settled. The Company records interest expense and penalties accrued in relation to uncertain income tax benefits as a component of current income tax expense.

The Company and its subsidiaries in Brazil, China, Ireland, Malaysia, Mexico, the Netherlands, Romania, Singapore, Thailand and the United States remain open to examination by the various local taxing authorities, in total or in part, for fiscal years 2012 to 2019. Currently, the Company does not have any ongoing income tax examinations by any jurisdiction. During the course of such income tax examinations, disputes may occur as to matters of fact or law. Also, in most tax jurisdictions, the passage of time without examination will result in the expiration of applicable statutes of limitations thereby precluding examination of the tax period(s) for which such statute of limitation has expired. The Company believes that it has adequately provided for its tax liabilities.

Note 10 – Revenue

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

	Reportable Operating Segments
	Three Months Ended March 31, 2020
(in thousands)	Americas	Asia	Europe	Total
Market Sector:
Industrials	$33,945	48,225	20,656	$102,826
A&D	113,012	—	6,188	119,200
Medical	69,379	44,203	4,394	117,976
Semi-Cap	30,449	37,292	14,979	82,720
Computing	30,074	6,527	—	36,601
Telecommunication	26,649	28,659	333	55,641
External revenue	303,508	164,906	46,550	514,964
Elimination of intersegment sales	10,888	6,703	450	18,041
Segment revenue	$314,396	$171,609	$47,000	$533,005

	Reportable Operating Segments
	Three Months Ended March 31, 2019
(in thousands)	Americas	Asia	Europe	Total
Market Sector:
Industrials	$42,767	$55,582	$18,024	$116,373
A&D	96,337	—	7,552	103,889
Medical	58,411	40,459	4,608	103,478
Semi-Cap	28,400	24,743	12,878	66,021
Computing	110,268	14,009	33	124,310
Telecommunication	42,773	45,256	720	88,749
External revenue	378,956	180,049	43,815	602,820
Elimination of intersegment sales	13,102	7,360	145	20,607
Segment revenue	$392,058	$187,409	$43,960	$623,427

For the three months ended March 31, 2020 and 2019, 90% and 94%, respectively, of the Company’s revenue was recognized as products and services transferred over time.

Note 11 – Accounts Receivable Sale Program

As of March 31, 2020, in connection with three trade accounts receivable sale programs with unaffiliated financial institutions, the Company may elect to sell, at a discount, on an ongoing basis, up to a maximum of $120.0 million of specific accounts receivable at any one time.

During the three months ended March 31, 2020 and 2019, the Company sold $76.4 million and $52.9 million, respectively, of accounts receivable under this program, and in exchange, the Company received cash proceeds of $76.3 million and $52.7 million, respectively, net of the discount. The loss on the sale resulting from the discount was recorded to other income (expense), net within the Condensed Consolidated Statements of Income.

Note 12 – Contingencies

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

The Company recognized restructuring charges during 2020 and 2019 primarily related to facility transitions in the Americas, capacity reduction and reductions in workforce in certain facilities across various regions. The following table summarizes the 2020 activity in the accrued restructuring balances related to the restructuring activities initiated prior to March 31, 2020:

	Balance as of				Foreign	Balance as of
	December 31,	Restructuring	Cash	Non-Cash	Exchange	March 31,
(in thousands)	2019	Charges	Payment	Activity	Adjustments	2020
2020 Restructuring:
Severance	$—	$517	$(517)	—	$—	$—
	—	517	(517)	—	—	—

2019 Restructuring:
Severance	3,956	(1,183)	(556)	—	—	2,217
Leased facilities and equipment	—	1,319	(175)	(1,122)	—	22
Other exit costs	—	1,084	(226)	(538)	—	320
	3,956	1,220	(957)	(1,660)	—	2,559
Total	$3,956	$1,737	$(1,474)	(1,660)	$—	$2,559

In addition, during the three months ended March 31, 2020, we incurred $1.0 million in costs related to an asset impairment in Asia.

Note 14—Ransomware Incident

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

In 2019, ransomware incident related costs incurred totaled $7.7 million, net of estimated insurance recoveries of $5.0 million. These costs were primarily comprised of certain employee related expenses and various third party consulting services including forensic experts, legal counsel and other IT professional expenses. Further insurance recoveries will be recorded when considered probable.

Note 15 – Earnings Per Share

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

The following table sets forth the calculation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
(in thousands, except per share data)	2020	2019
Net income	$3,852	$13,773

Denominator for basic earnings per share - weighted-average number of
common shares outstanding during the period	36,790	40,630
Incremental common shares attributable to exercise of dilutive options	77	76
Incremental common shares attributable to outstanding restricted
stock units	204	147
Denominator for diluted earnings per share	37,071	40,853

Basic earnings per share	$0.10	$0.34
Diluted earnings per share	$0.10	$0.34

Restricted stock units totaling 9 thousand shares and 0.1 million shares for the three months ended March 31, 2020 and 2019, respectively, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

Note 16 – Financial Instruments

The Company’s financial instruments include cash equivalents, accounts receivable, other receivables, accounts payable, accrued liabilities and long-term debt. The Company believes that the carrying values of these instruments approximate fair value. The Company uses derivative instruments to manage the variability of foreign currency obligations and interest rates. The Company does not enter into derivatives for speculative purposes. As of March 31, 2020, all of the Company’s derivative instruments were recorded at fair value using Level 3 inputs.

The forward currency exchange contract in place as of March 31, 2020 has not been designated as an accounting hedge and, therefore, changes in fair value are recorded within the Condensed Consolidated Statements of Income.

The Company has an interest rate swap agreement, with a notional amount of $142.5 million and $144.4 million as of March 31, 2020 and December 31, 2019, respectively, to hedge a portion of its interest rate exposure on outstanding borrowings under the Credit Agreement. Under this interest rate swap agreement, the Company receives variable rate interest payments based on the one-month LIBOR rate and pays fixed rate interest payments. The fixed interest rate for the contract is 2.928%. The effect of this swap is to convert a portion of the floating rate interest expense to fixed interest rate expense. Based on the terms of the interest rate swap contract and the underlying borrowings outstanding under the Credit Agreement, the interest rate contract was determined to be highly effective, and thus qualifies and has been designated as a cash flow hedge. As such, changes in the fair value of the interest rate swap are recorded in other comprehensive income (loss) on the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of cash flows.

The fair value of the interest rate swap was a $11.3 million liability as of March 31, 2020 and a $6.3 million liability as of December 31, 2019 recorded in other long-term liabilities. During the three months ended March 31, 2020, the Company recorded an unrealized loss of $5.0 million ($3.7 million net of tax) on the swap in other comprehensive income (loss).

As of December 31, 2017, the Company had an interest rate swap agreement with a notional amount of $155.3 million with a fixed interest rate of 1.4935% which was terminated in October 2018 for $3.5 million. This gain is being amortized to offset interest expense over the original term of the swap agreement. During the three months ended March 31, 2020, the Company transferred unrealized gains of $0.5 million ($0.3 million net of tax) on the terminated swap to interest expense. See Note 17.

Note 17 – Accumulated Other Comprehensive LossThe changes in accumulated other comprehensive loss by component were as follows:

	Foreign
	currency	Derivative
	translation	instruments,
(in thousands)	adjustments	net of tax	Other	Total
Balances, December 31, 2019	$(12,425)	$(3,600)	$(734)	$(16,759)
Other comprehensive loss
before reclassifications	(1,257)	(3,750)	115	(4,892)
Amounts reclassified from accumulated
other comprehensive loss	—	(344)	—	(344)
Net current period other comprehensive loss	(1,257)	(4,094)	115	(5,236)
Balances, March 31, 2020	$(13,682)	$(7,694)	$(619)	$(21,995)

See Note 16 for further explanation of the change in derivative instruments that is recorded to Accumulated Other Comprehensive Loss. Amounts reclassified from accumulated other comprehensive loss during 2020 primarily affected interest expense.

Note 18 – Segment and Geographic Information

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

	Three Months Ended
	March 31,
(in thousands)	2020	2019

Net sales:
Americas	$314,396	$392,058
Asia	171,609	187,409
Europe	47,000	43,960
Elimination of intersegment sales	(18,041)	(20,607)
	$514,964	$602,820

Depreciation and amortization:
Americas	$5,585	$5,381
Asia	2,714	2,811
Europe	725	814
Corporate	3,168	3,166
	$12,192	$12,172

Income from operations:
Americas	$12,425	$20,228
Asia	10,998	15,385
Europe	2,189	940
Corporate and intersegment eliminations	(19,122)	(20,466)
	6,490	16,087
Interest expense	(1,702)	(1,609)
Interest income	599	1,297
Other income (expense)	(662)	1,604
Income before income taxes	$4,725	$17,379

Capital expenditures:
Americas	$9,260	$4,753
Asia	2,525	2,838
Europe	846	388
Corporate	265	2,095
	$12,896	$10,074

	March 31,	December 31,
(in thousands)	2020	2019

Total assets:
Americas	$820,673	$792,180
Asia	534,810	533,508
Europe	133,359	139,977
Corporate and other	334,540	294,209
	$1,823,382	$1,759,874

Geographic net sales information reflects the destination of the product shipped. Long-lived assets information is based upon the physical location of the asset.
	Three Months Ended
	March 31,
(in thousands)	2020	2019

Geographic net sales:
United States	$336,367	$418,364
Singapore	54,621	42,717
Other Asia	38,319	43,907
Europe	66,523	73,345
Other foreign	19,134	24,487
	$514,964	$602,820

	March 31,	December 31,
	2020	2019
Long-lived assets:
United States	$242,210	$247,074
Asia	73,948	76,507
Europe	19,890	20,258
Other foreign	24,942	23,563
	$360,990	$367,402

Note 19 – Supplemental Cash Flow and Non-Cash Information
The following is additional information concerning supplemental disclosures of cash payments.

	Three Months Ended
	March 31,
(in thousands)	2020	2019
Income taxes paid, net	$2,035	$2,242
Interest paid	1,939	1,990

Non-cash investing activity:
Additions to property, plant and equipment in accounts payable	$7,173	$1,945

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report (this Report) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts and may include words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” “will,” or the negative or other variations thereof. In particular, statements, express or implied, concerning future operating results, including guidance for second quarter 2020 results and beyond, our ability to generate sales, income or cash flow, the anticipated impact of the COVID-19 pandemic, our anticipated plans and responses to the COVID-19 pandemic, our expected revenue mix, our business strategy and strategic initiatives, our repurchases of shares of our common stock and our intentions concerning the payment of dividends, among others. Although we believe these statements are based upon reasonable assumptions, they involve risks, uncertainties and assumptions that are beyond our ability to control or predict, relating to operations, markets and the business environment generally, including those discussed in Part I, Item 1A of the 2019 10-K, in Part II, Item 1A of this Report and in any of our subsequent reports filed with the SEC. In particular, these statements also depend on the duration, severity and evolution of the COVID-19 pandemic and related risks, including government and other third-party responses to it and the consequences for the global economy, our business and the businesses of our suppliers and customers, as well as our ability (or inability) to execute on its plans to respond to the COVID-19 pandemic. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes, including the future results of our operations, may vary materially from those indicated. Undue reliance should not be placed on any forward-looking statements. Forward-looking statements are not guarantees of performance. The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying notes, and the 2019 10-K. All forward-looking statements included in this document are based upon information available to the company as of the date of this document, and it assumes no obligation to update them.

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

COVID-19 Pandemic Update

In late 2019, there was an outbreak of a new strain of coronavirus (COVID-19) first identified in Wuhan, Hubei Province, China, which has since spread globally. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. Further, the COVID-19 outbreak has resulted in government authorities around the world implementing numerous measures to try to reduce the spread of COVID-19, such as travel bans and restrictions, quarantines, “shelter-in-place,” “stay-at-home,” total lock-down orders, business limitations or shutdowns and similar orders. As a result, the COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and workforce participation, and created significant volatility and disruption of financial markets. In an effort to first and foremost protect the health and safety of our employees, we also took proactive action to adopt social distancing policies at our locations globally, including working from home for certain employees, limiting the number of employees attending meetings, reducing the number of people in our locations at any one time, and suspending employee travel.

Benchmark provides critical infrastructure products and essential services in each of our locations. However, as a result of the COVID-19 pandemic, including the related responses from government authorities, the Company’s operations were impacted worldwide starting in the first quarter of 2020. The disruptive impacts caused by the COVID-19 pandemic to the Company’s first quarter results were driven by reduced productivity levels throughout our facilities, direct costs associated with labor expenses, personal protective equipment, supply chain inefficiencies and under absorption of fixed costs. These impacts began with a shut-down of the Company’s manufacturing facilities in Suzhou, China early in the first quarter of 2020 (which have now ramped back to full capacity starting in mid-March).

However, the disruptive impacts caused by the COVID-19 pandemic have since affected our operations in all other regions. For example, starting in mid-March, our Penang, Malaysia operation, which includes our largest precision machining facility, was significantly disrupted. As a result, our Penang, Malaysia operation has been operating at approximately 30% of capacity through the end of the first quarter of 2020. The facility has only recently been granted permission to resume full operations. Other operations that have experienced, and continue to experience, significant disruptions include our facilities in California, as well as in Tijuana and Guadalajara, Mexico. We have resumed operations in Tijuana and will be returning to full production in phases.

Further, we have experienced, and continue to experience, a challenging supply chain environment and labor constraints due to the COVID-19 pandemic. Our revenue for the first three months of 2020 was impacted as a result of the COVID-19 pandemic. We expect revenue will be negatively impacted during the second quarter of 2020 due to operational inefficiencies and supply chain capabilities to support customer demand.

The COVID-19 pandemic continues to affect the Company’s operations into the second quarter of 2020, due in large part to government enacted plant shut-downs, stay-at-home or shelter-in-place or similar restrictions, particularly in our Tijuana, Mexico, Penang, Malaysia and California facilities, as discussed above. We also anticipate that we may experience customer demand fluctuations and further supply chain constraints stemming from the impact of the COVID-19 pandemic, which could have resulting impacts on our business, financial condition, results of operations, and our ability (or inability) to execute on our plans to respond to the COVID-19 pandemic.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in the United States in response to the COVID-19 pandemic. The CARES Act among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021, and contains modifications on the limitation of business interest for tax years beginning in 2019 and 2020. The Company has evaluated the impact of these provisions and has determined these provisions did not have any impact on our first quarter results. In addition, the CARES Act allows for employee retention tax credits to be taken in future US payroll tax filings and allows for the deferral of certain future employer portion of social security tax with 50% to be paid at the end of calendar years 2021 and 2022, respectively. The Company is currently evaluating the benefits of these items for future quarters.

International authorities in various jurisdictions have also allowed for cash grants, delay of tax filings, and delay of tax payments for future quarters. We are evaluating and determining whether we can take advantage of these benefits in certain jurisdictions, if warranted.

In response to uncertainties related to the impact of the COVID-19 virus, we are proactively taking a series of actions to lower our cost structure and reduce capital expenditures. On April 29, 2020, the Company announced a temporary 10% salary reduction for all executive officers (including our named executive officers) effective April 27, 2020 through December 31, 2020 and the Company Board of Directors approved a temporary 10% reduction in their quarterly cash compensation effective April 27, 2020 through December 31, 2020. Other senior leaders in the Company will take a 7% salary reduction through September 29, 2020. Additional cost reduction actions in our U.S. factories will consist of employees taking rotating time off depending on the factory loading levels. Cost reduction actions in our non-U.S. locations will depend on local law requirements. Additionally, we expect to reduce variable compensation and other discretionary expenses, such as travel. We have also implemented actions to conserve our cash and cash equivalents such as reducing planned capital expenditures, deferring certain planned investments, temporarily suspending our share repurchase activity, and deferring payroll and income tax payments in accordance with the CARES Act. Finally, we have implemented certain other procedures to manage potential risks related to working capital such as closely monitoring the financial stability, payment terms and credit limits of our customers.

We continue to monitor the rapidly evolving situation and guidance from international and domestic authorities, including federal, state and local public health authorities, and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our operating plan. As such, the exact extent of the impact of the COVID-19 pandemic on our business, financial condition and results of operations, is currently unknown and will depend on future developments, which are highly uncertain, continuously evolving and cannot be predicted. This includes, but is not limited to, the duration and spread of the COVID-19 pandemic, its severity, the actions to contain the virus or treat its impact and how quickly and to what extent normal economic and operating conditions can resume.

Accordingly, our current results and financial condition discussed herein may not be indicative of future operating results and trends. See “Risk Factors” in Part II, Item 1A of this Report for additional risks we face due to the COVID-19 pandemic.

First Quarter 2020 Highlights

Sales for the three months ended March 31, 2020 decreased 15% to $515.0 million compared to $602.8 million during the comparable 2019 period. During the first quarter of 2020, sales to customers in our various industry sectors fluctuated from the comparable 2019 period as follows:

Higher-Value Markets

• Industrials decreased by 12%,

• A&D increased by 15%,

• Medical increased by 14%, and

• Semi-Cap increased by 25%.

Traditional Markets

• Computing decreased by 71%, and

• Telecommunications decreased by 37%.

The overall revenue decrease was driven primarily by lower revenue in Computing due to our exit from a legacy Computing contract (as discussed below) which was dilutive to our gross margin, in addition to lower Telecommunications revenue due to softer demand from legacy broadband products. These decreases were partially offset by increased revenue in the A&D, Medical and Semi-Cap sectors. Higher-value markets were up 8% primarily from the increased revenues in A&D, Medical and Semi-Cap, and traditional market revenues were down 57% year-over-year from lower Computing and Telecommunications revenues as described above.

Our sales depend on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, can adversely affect us. A substantial percentage of our sales are made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. Sales to our ten largest customers represented 42% and 41% of our sales in the three months ended March 31, 2020 and 2019, respectively.

During 2018, as part of our ongoing process to review contracts that are marginal and dilutive to our gross margin, we made the decision to not renew the legacy contract with a large Computing customer that was to expire at the end of 2019. During the second quarter of 2019, we completed the final build out of this legacy contract and in the third quarter of 2019 had an immaterial amount of revenue from this contract as the transition was completed.

We experience fluctuations in gross profit from period to period. Different programs contribute different gross margins depending on the type of services involved, location of production, size of the program, complexity of the product and level of material costs associated with the various products. Moreover, new programs can contribute relatively less to our gross profit in their early stages when manufacturing volumes are usually lower, resulting in inefficiencies and unabsorbed manufacturing overhead costs. In addition, a number of our new and higher-volume programs remain subject to competitive constraints that can exert downward pressure on our margins. During periods of low production volume and slow new program ramps, we generally have idle capacity and reduced gross margin. Gross profit can also be impacted by other situations, such as the current COVID-19 global pandemic discussed above and the ransomware incident experienced in 2019.

We have undertaken initiatives to restructure our business operations with the intention of improving utilization and reducing costs. During the first three months of 2020, we recognized $1.7 million of restructuring charges and other costs due in part to expenses associated with various site closures and restructuring activities, in addition to our go to market changes. In addition, during the first three months of 2020, we incurred $1.0 million in costs related to an asset impairment in Asia.

RESULTS OF OPERATIONS

The following table presents the percentage relationship that certain items in our Condensed Consolidated Statements of Income bear to sales for the periods indicated. The financial information and the discussion below should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto in Part I, Item 1 of this Report.

	Three Months Ended
	March 31,
	2020	2019

Sales	100.0%	100.0%
Cost of sales	91.6	91.7
Gross profit	8.4	8.3
Selling, general and administrative expenses	6.1	5.0
Amortization of intangible assets	0.5	0.4
Restructuring charges and other costs	0.6	0.3
Income from operations	1.3	2.7
Other income (expense), net	(0.3)	0.2
Income before income taxes	0.9	2.9
Income tax expense	0.2	0.6
Net income	0.7%	2.3%

Sales

As noted above, sales decreased 15% in 2020 from 2019. Sales by sector were as follows:

	Three Months Ended
	March 31,
(in thousands)	2020	2019
Higher-Value Markets
Industrials	$102,826	$116,373
A&D	119,200	103,889
Medical	117,976	103,478
Semi-Cap	82,720	66,021
	422,722	389,761
Traditional Markets
Computing	36,601	124,310
Telecommunications	55,641	88,749
	92,242	213,059
Total	$514,964	$602,820

Industrials. 2020 sales decreased 12% to $102.8 million from $116.4 million in 2019 primarily due to softer demand from existing customers.

Aerospace and Defense. 2020 sales increased 15% to $119.2 million from $103.9 million in 2019 primarily due to increased demand from our defense customers.

Medical. 2020 sales increased 14% to $118.0 million from $103.5 million in 2019 primarily due to higher demand and program ramps from new and existing customers.

Semiconductor Capital Equipment. 2020 sales increased 25% to $82.7 million from $66.0 million in 2019 primarily due to higher demand throughout the broader semiconductor capital equipment market.

Computing. 2020 sales decreased 71% to $36.6 million from $124.3 million in 2019 primarily from our exit of a legacy Computing contract that was completed in 2019.

Telecommunications. 2020 sales decreased 37% to $55.7 million from $88.7 million in 2019 due primarily to decreased demand from existing customers.

Our international operations are subject to the risks of doing business abroad. See Part I, Item 1A of our 2019 10-K for factors pertaining to our international sales and fluctuations in the exchange rates of foreign currency and for further discussion of potential adverse effects in operating results associated with the risks of doing business abroad. During 2020 and 2019, 49% and 45%, respectively, of our sales were from international operations.

Gross Profit

Gross profit decreased 13% to $43.4 million for 2020 from $50.0 million in 2019. For the three months ended March 31, 2019, gross profit included $1.0 million of recoveries associated with inventory charges from customer insolvencies in 2018. Gross margin was 8.4% for the three months ended March 31, 2020 and 8.3% for the three months ended March 31, 2019 including the partial inventory charge recoveries in 2019. Excluding the recoveries, gross margin increased to 8.4% for the three months ended March 31, 2020 from 8.1% in 2019 primarily due to the 71% reduction in Computing revenue, which typically has lower gross margins compared to our other markets.

Selling, General and Administrative Expenses

SG&A increased 5% to $31.6 million in 2020 from $30.0 million in 2019. During 2019, we had a $1.7 million recovery of a provision for accounts receivable associated with the insolvency of a customer. Including this recovery, SG&A, as a percentage of sales, was 6.1% in 2020 and 5.0% in 2019. Excluding this recovery, SG&A, as a percentage of sales, was 6.1% in 2020 and 5.3% in 2019. The increase in SG&A as a percentage of sales is due to the lower revenues in 2020.

Amortization of Intangible Assets

Amortization of intangible assets was $2.4 million in each of 2020 and 2019.

Restructuring Charges and Other Costs

During the first three months of 2020, we recognized $1.7 million of restructuring charges, primarily related to site closures and restructuring activities in certain facilities in the Americas and Asia. In addition, during the first three months of 2020, we incurred $1.0 million in costs related to an asset impairment in Asia. In the first three months of 2019, we recognized $0.6 million of restructuring charges, primarily related to reductions in workforce in certain facilities in the Americas and Asia. In addition, during the first three months of 2019, we incurred $1.0 million in costs primarily related to fees and costs incurred in reaching the cooperation agreement with Engaged Capital and other proxy related activities as well as our

CEO transition. See Note 13 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.

Interest Expense

Interest expense increased to $1.7 million during the first three months of 2020 from $1.6 million during the comparable 2019 period due to higher debt levels.

Interest Income

Interest income decreased to $0.6 million during the first three months of 2020 from $1.3 million during the comparable 2019 period due primarily to lower invested cash equivalents and the lower interest rate environment.

Income Tax Expense

Income tax expense of $0.9 million represented an effective tax rate of 18.5% for the first three months of 2020, compared with $3.6 million for the comparable 2019 period, which represented an effective tax rate of 20.8%. The decrease in the effective tax rate was primarily due to the mix of earnings and taxing jurisdictions.

We have been granted certain tax incentives, including tax holidays, for our subsidiaries in Malaysia and Thailand that will expire at various dates, unless extended or otherwise renegotiated, through 2021 in Malaysia, and 2028 in Thailand. See Note 9 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.

Net Income

We reported net income of $3.9 million, or $0.10 per diluted share, for the first three months of 2020, compared with a net income of $13.8 million, or $0.34 per diluted share, for the same period in 2019. The net decrease of $9.9 million from 2019 was primarily the result of lower gross profit as well as higher selling, general and administrative expenses and restructuring charges and other costs in 2020.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our organic growth and operations through funds generated from operations and occasional borrowings under our revolving credit facility. Cash and cash equivalents and restricted cash totaled $411.8 million at March 31, 2020 and $364.0 million at December 31, 2019, of which $188.8 million and $197.8 million, respectively, were held outside the U.S. in various foreign subsidiaries.

Cash used in operating activities during the first three months of 2020 was $3.1 million and consisted primarily of $3.9 million of net income adjusted for $12.2 million of depreciation and amortization, a $6.4 million decrease in accounts receivable and a $14.9 million increase in accounts payable, offset by a $23.8 million increase in inventories and $17.2 million decrease in accrued liabilities. The decrease in accounts receivable was impacted by lower sales. The increase in inventories is primarily related to mix changes from customers late in the first quarter of 2020 and inventory to support long productions cycles for products in our Semi-Cap and Medical sectors. The increase in accounts payable was primarily a result of the timing of inventory purchases and the timing of payments. The decrease in accrued liabilities was primarily a result of the timing of payments. Working capital was $0.8 billion at March 31, 2020 and $0.7 billion at December 31, 2019.

We purchase components only after customer orders or forecasts are received, which mitigates, but does not eliminate, the risk of loss on inventories. Supplies of electronic components and other materials used in operations are subject to industry-wide shortages. In certain instances, suppliers may allocate available quantities to us. If shortages of these components and other material supplies used in operations occur, vendors may not ship the quantities we need for production, and we may be forced to delay shipments, which can increase backorders and impact cash flows. We have also experienced, and continue to experience, a challenging supply chain environment, and labor constraints due to the COVID-19 virus.

Cash used in investing activities during the first three months was $11.5 million for 2020, primarily due to purchases of additional property, plant and equipment totaling $11.9 million. The purchases of property, plant and equipment were primarily for machinery and equipment in the Americas and Asia.

Cash provided by financing activities during the first three months of 2020 was $66.5 million. Share repurchases totaled $19.3 million, net borrowing activities on long-term debt totaled $92.8 million, dividends totaled 5.5 million, and we received $0.4 million from the exercise of stock options.

Under the terms of our $650.0 million Credit Agreement, in addition to the Term Loan facility, we have a $500.0 million five-year revolving credit facility to be used for general corporate purposes (subject to compliance with financial covenants as to interest coverage and debt leverage, in addition to other debt covenant restrictions), both with a maturity date of July 20, 2023. The Credit Agreement includes an accordion feature pursuant to which total commitments under the facility may be increased by an additional $275.0 million, subject to satisfaction of certain conditions. As of March 31, 2020, we had $142.5 million in borrowings outstanding under the Term Loan Facility and $95.0 million in borrowings and $3.7 million in letters of credit outstanding under the Revolving Credit Facility, respectively. See Note 6 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report for more information regarding the terms of the Credit Agreement.

The Credit Agreement contains certain financial covenants as to interest coverage and debt leverage, and certain customary affirmative and negative covenants, including restrictions on our ability to incur additional debt and liens, pay dividends, repurchase shares, sell assets and merge or consolidate with other persons. Amounts due under the Credit Agreement could be accelerated upon specified events of default, including a failure to pay amounts due, breach of a covenant, material inaccuracy of a representation, or occurrence of bankruptcy or insolvency, subject, in some cases, to cure periods. As of March 31, 2020, we were in compliance with all of these covenants and restrictions.

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

As of March 31, 2020, we had cash and cash equivalents totaling $411.8 million and $401.3 million available for borrowings under the Revolving Credit Facility, subject to compliance with financial covenants as to interest coverage and debt leverage, in addition to other debt covenant restrictions as described above. During the next 12 months, we believe our capital expenditures will approximate $25 million to $30 million, principally for machinery and equipment to support our ongoing business around the globe, in addition to expenditures for information technology infrastructure items and software.

On October 26, 2018, our Board of Directors approved an expanded stock repurchase program granting us the authority to repurchase up to $100 million in common stock in addition to the $250 million approved on

March 6, 2018. On February 19, 2020, the Board of Directors authorized the repurchase of an additional $150 million of the Company’s common stock. As of March 31, 2020, we had $210.1 million remaining under the share repurchase authorization to purchase additional shares. We are under no commitment or obligation to repurchase any particular amount of common stock.

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

CONTRACTUAL OBLIGATIONS

We have certain contractual obligations for operating and capital leases that were summarized in a table of Contractual Obligations in our 2019 10-K. There have been no material changes to our contractual obligations, outside of the ordinary course of our business, since December 31, 2019.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2020, we did not have any significant off-balance sheet arrangements. See Note 16 to the Condensed Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES AND RECENTLY ENACTED ACCOUNTING PRINCIPLES

Management’s discussion and analysis is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. See Note 2 to the Condensed Consolidated Financial Statements in Part 1, Item 1 of this Report for a discussion of recently enacted accounting principles. Also, our significant accounting policies are summarized in Note 1 to the Consolidated Financial Statements included in our 2019 10-K.

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

We transact business in various foreign countries and are subject to foreign currency fluctuation risks. We use natural hedging and forward contracts to economically hedge transactional exposure primarily associated with trade accounts receivable, other receivables and trade accounts payable that are denominated in a currency other than the functional currency of the respective operating entity. We do not use derivative financial instruments for speculative purposes. The forward contract in place as of March 31, 2020 has not been designated as an accounting hedge and, therefore, changes in fair value are recorded within our Condensed Consolidated Statements of Income.

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

We are also exposed to interest rate risk on borrowings under our Credit Agreement. As of March 31, 2020, we had $95.0 million outstanding on the floating rate revolving credit facility. In addition, we had $142.5 million outstanding on the floating rate term loan facility, and we have an interest rate swap agreement with a notional amount of $142.5 million. Under this swap agreement, we receive variable rate interest rate payments and pay fixed rate interest payments. The effect of this swap is to convert a portion our floating rate interest expense to fixed interest rate expense. The interest rate swap is designated as a cash flow hedge. For additional information, see Note 16 to the Condensed Consolidated Financial Statements in Item 1 of this Report.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in various legal actions arising in the ordinary course of business. There have been no material changes to the legal proceedings previously reported under Part I, Item 3 of our 2019 10-K, and, in the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position or results of operations.

Item 1A.Risk Factors

Except as set forth below, there have been no material changes to the risk factors previously disclosed in Part I, Item 1A of our 2019 10-K.

Our business, financial condition and results of operations have been and are expected to continue to be adversely affected by the recent novel coronavirus (COVID-19) pandemic, the extent of which is uncertain and difficult to predict.

In late 2019, there was an outbreak of a new strain of coronavirus (COVID-19) first identified in Wuhan, Hubei Province, China, which has since spread globally. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. Further, the COVID-19 outbreak has resulted in government authorities around the world implementing numerous measures to try to reduce the spread of COVID-19, such as travel bans and restrictions, quarantines, “shelter-in-place,” “stay-at-home,” total lock-down orders, business limitations or shutdowns and similar orders. As a result, the COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and workforce participation, and created significant volatility and disruption of financial markets.

Benchmark provides critical infrastructure products and essential services in each of our locations. However, as a result of the COVID-19 pandemic, including the related responses from government authorities, the Company’s operations were impacted worldwide starting in the first quarter of 2020. For example, a number of the Company’s facilities worldwide have been, or continue to be, affected by government enacted plant shut-downs, stay-at-home or shelter-in-place or similar restrictions. Additionally, the Company experienced, and continues to experience, a challenging supply chain environment and labor constraints due to the COVID-19 pandemic. For additional information see “—COVID-19 Pandemic Update” in Part I, Item 2 of this Report.

Additionally, our business, financial condition and results of operations may be further impacted in a number of ways, including, but not limited to, the following:

• further disruptions to our operations, including due to additional facility closures, restrictions on our operations and sales, marketing and distribution efforts and/or interruptions to our engineering and design processes and other important business activities;

• reduced demand for our products and services, particularly due to disruptions to the businesses and operations of our customers;

• interruptions, availability or delays in global shipping to transport our products;

• further slowdown or stoppage in the supply chain for our products, in addition to higher costs;

• limitations on employee resources and availability, including due to sickness, government restrictions, the desire of employees to avoid contact with large groups of people or mass transit disruptions;

• greater difficulty in collecting customer receivables;

• a fluctuation in foreign currency exchange rates or interest rates could result from market uncertainties;

• an increase in the cost or the difficulty to obtain debt or equity financing could affect our financial condition or our ability to fund operations or future investment opportunities;

• any breach of financial covenants contained in the Credit Agreement;

• changes to the carrying value of our goodwill and intangible assets; and

• an increase in regulatory restrictions or continued market volatility could hinder our ability to execute strategic business activities, as well as negatively impact our stock price.

The spread of COVID-19 has caused us to modify our business practices (including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, partners, and suppliers. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, and our ability to perform critical functions could be harmed.

Additionally, COVID-19 could negatively affect our internal controls over financial reporting as a portion of our workforce is required to work from home and therefore new processes, procedures, and controls could be required to respond to changes in our business environment. Further, should any key employees become ill from COVID-19 and unable to work, the attention of the management team could be diverted.

Any of the foregoing could adversely affect our business, financial condition and results of operations. The potential effects of COVID-19 may also impact many of our other risk factors discussed in “Risk Factors” in Part I, Item 1A in our 2019 10-K. The exact extent of the impact of the COVID-19 pandemic on our business, financial condition and results of operations will depend on future developments, which are highly uncertain, continuously evolving and cannot be predicted, including, but not limited to, the duration and spread of the COVID-19 outbreak, its severity, the actions to contain the virus or treat its impact and how quickly and to what extent normal economic and operating conditions can resume.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information for the quarter ended March 31, 2020 about the Company’s repurchases of its equity securities registered pursuant to Section 12 of the Exchange Act, at a total cost of $19.3 million:

ISSUER PURCHASES OF EQUITY SECURITIES
(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares	Dollar Value)
			(or Units)	of Shares
			Purchased as	(or Units) that
	(a) Total		Part of	May Yet Be
	Number of		Publicly	Purchased
	Shares (or	(b) Average	Announced	Under the
	Units)	Price Paid per Share	Plans or	Plans or
Period	Purchased(1)	(or Unit)(2)	Programs	Programs(3)
January 1 to 31, 2020	—	—	—	$79.5 million
February 1 to 29, 2020	311,698	$27.66	311,698	$220.8 million
March 1 to 31, 2020	412,002	$25.95	412,002	$210.1 million
Total	723,700	$26.69	723,700

(1) All stock repurchases were made on the open market.

(2) Average price paid per share is calculated on a settlement basis and excludes commission.

(3) On October 30, 2018, the Company announced that the Board of Directors authorized the repurchase of $100 million of the Company’s common stock in addition to the $250 million previously announced on March 7, 2018. On February 24, 2020, the Company announced that the Board of Directors authorized the repurchase of an additional $150 million of the Company’s common stock. Net of shares repurchased to date, the total remaining authorization outstanding as of March 31, 2020 is $210.1 million. Stock purchases may be made in the open market, in privately negotiated transactions or block transactions, at the discretion of the Company’s management and as market conditions warrant. Purchases are funded from available cash and may be commenced, suspended or discontinued at any time without prior notice. Shares of stock repurchased under the program are retired.

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

(2) Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 8, 2020.

BENCHMARK ELECTRONICS, INC.
(Registrant)
By: /s/ Jeffrey W. Benck
Jeffrey W. Benck
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Roop K. Lakkaraju
Roop K. Lakkaraju
Chief Financial Officer
(Principal Financial and Accounting Officer)