Form 10-Q
period 2020-06-30
BENCHMARK ELECTRONICS INC
filed 2020-08-06
CIK 863436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

_______________

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

As of August 4, 2020, there were 36,460,944 shares of common stock of Benchmark Electronics, Inc., par value $0.10 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
(in thousands, except par value)	2020	2019

Assets
Current assets:
Cash and cash equivalents	$351,167	$347,558
Restricted cash	5,252	16,398
Accounts receivable, net of allowance for doubtful accounts of $12,192
and $10,085, respectively	302,068	324,424
Contract assets	153,641	161,061
Inventories	363,665	314,956
Prepaid expenses and other current assets	31,777	29,566
Income taxes receivable	549	1,119
Total current assets	1,208,119	1,195,082
Property, plant and equipment, net of accumulated depreciation of
$480,970 and $460,708, respectively	198,001	205,819
Operating lease right-of-use assets	74,170	76,859
Goodwill	192,116	192,116
Deferred income taxes	5,336	5,274
Other assets, net	80,293	84,724
	$1,758,035	$1,759,874

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$8,912	$8,825
Accounts payable	304,601	302,994
Income taxes payable	5,207	7,895
Accrued liabilities	145,900	139,531
Total current liabilities	464,620	459,245
Long-term debt, less current installments	164,664	138,912
Operating lease liabilities	64,768	67,898
Other long-term liabilities	67,848	65,483
Deferred income taxes	11,775	13,504
Shareholders’ equity:
Preferred stock, $0.10 par value; 5,000 shares authorized, none issued	—	—
Common stock, $0.10 par value; 145,000 shares authorized; issued
and outstanding – 36,461 and 36,957, respectively	3,646	3,696
Additional paid-in capital	508,555	512,019
Retained earnings	493,451	515,876
Accumulated other comprehensive loss	(21,292)	(16,759)
Total shareholders’ equity	984,360	1,014,832
Commitments and contingencies
	$1,758,035	$1,759,874

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Loss)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2020	2019	2020	2019

Sales	$490,966	$601,602	$1,005,930	$1,204,422
Cost of sales	456,294	552,379	927,897	1,105,162
Gross profit	34,672	49,223	78,033	99,260
Selling, general and administrative expenses	28,516	31,507	60,091	61,514
Amortization of intangible assets	2,371	2,361	4,752	4,728
Restructuring charges and other costs	5,657	3,414	8,572	4,990
Income (loss) from operations	(1,872)	11,941	4,618	28,028
Interest expense	(2,351)	(1,718)	(4,053)	(3,327)
Interest income	287	1,053	886	2,350
Other income (expense)	32	808	(630)	2,412
Income (loss) before income taxes	(3,904)	12,084	821	29,463
Income tax expense (benefit)	(497)	2,637	376	6,243
Net income (loss)	$(3,407)	$9,447	$445	$23,220

Earnings (loss) per share:
Basic	$(0.09)	$0.25	$0.01	$0.59
Diluted	$(0.09)	$0.24	$0.01	$0.58

Weighted-average number of shares outstanding:
Basic	36,439	38,426	36,614	39,522
Diluted	36,439	38,583	36,863	39,843

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019

Net income (loss)	$(3,407)	$9,447	$445	$23,220
Other comprehensive income (loss):
Foreign currency translation adjustments	866	585	(391)	(248)
Unrealized loss on derivative, net of tax	(264)	(2,261)	(4,358)	(3,546)
Other	101	(191)	216	(206)
Other comprehensive income (loss):	703	(1,867)	(4,533)	(4,000)
Comprehensive income (loss)	$(2,704)	$7,580	$(4,088)	$19,220

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(unaudited)

					Accumulated
	Common Stock		Additional		Other	Total
	Shares	Par	Paid-in	Retained	Comprehensive	Shareholders’
(in thousands)	Outstanding	Value	Capital	Earnings	Loss	Equity

Balances, December 31, 2019	36,957	$ 3,696	$ 512,019	$ 515,876	$ (16,759)	$ 1,014,832
Stock-based compensation expense	—	—	6,044	—	—	6,044
Shares repurchased and retired	(724)	(73)	(8,048)	(11,208)	—	(19,329)
Stock options exercised	17	2	362	—	—	364
Vesting of restricted stock units	283	28	(28)	—	—	—
Shares withheld for taxes	(72)	(7)	(1,794)	—	—	(1,801)
Dividends declared	—	—	—	(11,662)	—	(11,662)
Net income	—	—	—	445	—	445
Other comprehensive loss	—	—	—	—	(4,533)	(4,533)
Balances, June 30, 2020	36,461	$ 3,646	$ 508,555	$ 493,451	$ (21,292)	$ 984,360

Balances, March 31, 2020	36,415	$ 3,642	$ 505,283	$ 502,692	$ (21,995)	$ 989,622
Stock-based compensation expense	—	—	3,305	—	—	3,305
Stock options exercised	1	—	5	—	—	5
Vesting of restricted stock units	47	4	(4)	—	—	—
Shares withheld for taxes	(2)	—	(34)	—	—	(34)
Dividends declared	—	—	—	(5,834)	—	(5,834)
Net loss	—	—	—	(3,407)	—	(3,407)
Other comprehensive income	—	—	—	—	703	703
Balances, June 30, 2020	36,461	$ 3,646	$ 508,555	$ 493,451	$ (21,292)	$ 984,360

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(unaudited)

					Accumulated
	Common Stock		Additional		Other	Total
	Shares	Par	Paid-in	Retained	Comprehensive	Shareholders’
(in thousands)	Outstanding	Value	Capital	Earnings	Loss	Equity

Balances, December 31, 2018	41,357	$ 4,136	$ 554,939	$ 584,274	$ (11,124)	1,132,225
Stock-based compensation expense	—	—	5,720	—	—	5,720
Shares repurchased and retired	(3,908)	(391)	(43,424)	(56,224)	—	(100,039)
Stock options exercised	33	3	690	—	—	693
Vesting of restricted stock units	242	24	(24)	—	—	—
Shares withheld for taxes	(45)	(4)	(1,238)	—	—	(1,242)
Dividends declared	—	—	—	(11,527)	—	(11,527)
Net income	—	—	—	23,220	—	23,220
Other comprehensive loss	—	—	—	—	(4,000)	(4,000)
Balances, June 30, 2019	37,679	$ 3,768	$ 516,663	$ 539,743	$ (15,124)	$ 1,045,050

Balances, March 31, 2019	39,169	$ 3,917	$ 530,261	$ 557,804	$ (13,257)	$ 1,078,725
Stock-based compensation expense	—	—	2,948	—	—	2,948
Shares repurchased and retired	(1,525)	(152)	(16,951)	(21,856)	—	(38,959)
Stock options exercised	20	2	412	—	—	414
Vesting of restricted stock units	15	1	(1)	—	—	—
Shares withheld for taxes	—	—	(6)	—	—	(6)
Dividends declared	—	—	—	(5,652)	—	(5,652)
Net income	—	—	—	9,447	—	9,447
Other comprehensive loss	—	—	—	—	(1,867)	(1,867)
Balances, June 30, 2019	37,679	$ 3,768	$ 516,663	$ 539,743	$ (15,124)	$ 1,045,050

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
	June 30,
(in thousands)	2020	2019

Cash flows from operating activities:
Net income	$445	$23,220
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	18,813	18,420
Amortization	5,718	5,705
Provision for doubtful accounts	2,107	(1,462)
Deferred income taxes	(330)	1,555
Gain on the sale of property, plant and equipment	(139)	(25)
Asset impairments	1,214	834
Stock-based compensation expense	6,044	5,720
Changes in operating assets and liabilities:
Accounts receivable	20,356	106,749
Contract assets	7,420	(15,464)
Inventories	(48,668)	(6,327)
Prepaid expenses and other assets	(1,234)	1,559
Accounts payable	6,980	(49,428)
Accrued liabilities	3,091	(13,243)
Operating leases	236	574
Income taxes	(2,135)	(9,615)
Net cash provided by operations	19,918	68,772
Cash flows from investing activities:
Proceeds from sales of investments at par	—	50
Additions to property, plant and equipment	(21,402)	(14,163)
Proceeds from the sale of property, plant and equipment	307	28
Additions to purchased software	(1,888)	(1,332)
Cash received from business divestitures	2,214	—
Other	55	(29)
Net cash used in investing activities	(20,714)	(15,446)
Cash flows from financing activities:
Proceeds from stock options exercised	364	693
Employee taxes paid for shares withheld	(1,801)	(1,242)
Dividends paid	(11,365)	(12,079)
Borrowings under credit agreement	110,000	—
Principal payments on long-term debt	(84,392)	(2,441)
Share repurchases	(19,329)	(100,039)
Net cash used in financing activities	(6,523)	(115,108)
Effect of exchange rate changes	(218)	293
Net decrease in cash and cash equivalents and restricted cash	(7,537)	(61,489)
Cash and cash equivalents and restricted cash at beginning of year	363,956	458,102
Cash and cash equivalents and restricted cash at end of period	$356,419	$396,613

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

Not Yet Adopted

The Company has determined that other recently issued accounting standards will either not have a material impact on its consolidated financial position, results of operations or cash flows, or will not apply to its operations.

Note 3 – Contract Assets

As of June 30, 2020 and December 31, 2019, the Company had $153.6 million and $161.1 million, respectively, in contract assets from contracts with customers. The contract assets primarily relate to the Company’s right to consideration for work completed but not billed at the reporting date. The contract assets are transferred to accounts receivable when the rights become unconditional.

Significant changes in the contract asset balance during the period are as follows:

	Six Months Ended
	June 30,
(in thousands)	2020	2019
Beginning balance as of December 31,	$161,061	$140,082
Revenue recognized	915,600	1,109,396
Amounts collected or invoiced	(923,020)	(1,093,932)
Ending balance as of June 30,	$153,641	$155,546

Note 4 – Inventories
Inventory costs are summarized as follows:
	June 30,	December 31,
(in thousands)	2020	2019

Raw materials	$349,069	$304,069
Work in process	9,929	8,282
Finished goods	4,667	2,605
	$363,665	$314,956

Note 5 – Goodwill and Other Intangible Assets

Goodwill allocated to the Company’s reportable segments was as follows:

(in thousands)	Americas	Asia	Total
Goodwill as of December 31, 2019 and June 30, 2020	$154,014	$38,102	$192,116

Other assets, net consist primarily of acquired identifiable intangible assets and capitalized purchased software costs. Intangible assets as of June 30, 2020 and December 31, 2019 were as follows:

	As of June 30, 2020
	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
Customer relationships	$100,124	$(50,154)	$49,970
Purchased software costs	43,365	(32,637)	10,728
Technology licenses	28,800	(25,669)	3,131
Trade names and trademarks	7,800	—	7,800
Other	868	(321)	547
Total	$180,957	$(108,781)	$72,176

	As of December 31, 2019
	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
Customer relationships	$100,123	$(46,981)	$53,142
Purchased software costs	41,604	(32,012)	9,592
Technology licenses	28,800	(24,100)	4,700
Trade names and trademarks	7,800	—	7,800
Other	868	(309)	559
Total	$179,195	$(103,402)	$75,793

Customer relationships are being amortized on a straight-line basis over a period of 10 to 14 years. Capitalized purchased software costs are amortized straight-line over the estimated useful life of the related software, which ranges from 2 to 10 years. Technology licenses are being amortized over their estimated useful lives in proportion to the economic benefits consumed. The Company’s acquired trade names and trademarks have been determined to have an indefinite life. Amortization on the statements of cash flow for the six months ended June 30, 2020 and 2019 was as follows:

	Six Months Ended
	June 30,
(in thousands)	2020	2019
Amortization of intangible assets	$4,752	$4,728
Amortization of capitalized purchased software costs	736	747
Amortization of debt costs	230	230
	$5,718	$5,705

The estimated future amortization expense of acquired intangible assets for each of the next five years is as follows (in thousands):

Year ending December 31,	Amount
2020 (remaining six months)	$5,330
2021	8,142
2022	8,001
2023	6,755
2024	5,581

Note 6—Borrowing Facilities

Long-term debt outstanding as of June 30, 2020 and December 31, 2019 consists of the following:

	June 30,	December 31,
(in thousands)	2020	2019
Revolving credit facility, due 2023	$30,000	$—
Term loan, due 2023	140,625	144,375
Less unamortized debt issuance costs	(1,387)	(1,616)
Long-term debt	$169,238	$142,759

On July 20, 2018, the Company entered into a $650 million credit agreement (the Credit Agreement) by and among the Company, certain of its subsidiaries, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Swingline Lender and a L/C Issuer. The Credit Agreement is comprised of a 5

-year $500 million revolving credit facility (the Revolving Credit Facility) and a 5-year $150 million term loan facility (the Term Loan Facility), both with a maturity date of July 20, 2023. The Term Loan Facility proceeds were used to (i) refinance a portion of existing indebtedness and terminate all commitments under the Company’s prior $430 million credit agreement and (ii) pay the fees, costs and expenses associated with the foregoing and the negotiation, execution and delivery of the Credit Agreement.

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

As of June 30, 2020, $140.6 million of the outstanding debt under the Credit Agreement is effectively at a fixed interest rate of 2.928% (plus the applicable margin) as a result of a $140.6 million notional interest rate swap contract discussed in Note 16. A commitment fee of 0.20% to 0.30% per annum (based on the debt to EBITDA ratio) on the unused portion of the revolving credit line is payable quarterly in arrears.

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

As of June 30, 2020, the Company had $140.6 million in borrowings outstanding under the Term Loan Facility and $30.0 million in borrowings and $3.7 million in letters of credit outstanding under the Revolving Credit Facility, respectively. The Company had $466.3 million available for future borrowings under the Revolving Credit Facility subject to compliance with financial covenants as to interest coverage and debt leverage, in addition to other debt covenant restrictions.

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

The components of lease expense were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Finance lease cost:
Amortization of right-to-use assets (included in depreciation expense)	$177	$178	$355	$356
Interest on lease liabilities	109	141	227	287
Operating lease cost	3,997	4,232	8,138	8,680
Short-term lease cost	137	121	378	321
Variable lease cost	406	371	916	737
Total lease cost	$4,826	$5,043	$10,014	$10,381

	Six Months Ended
	June 30, 2020		June 30, 2019
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for finance lease		$244		$303
Operating cash flows used for operating leases		$7,897		$7,447
Financing cash flows used for finance lease		$642		$566
Right-to-use assets obtained in exchange for new operating lease liabilities		$4,504		$15,206

The lease assets and liabilities were as follows (in thousands):

	June 30,	December 31,
	2020	2019
Finance lease right-of-assets (included in other assets)	$1,956	$2,311
Operating lease right-of-use assets	$74,170	$76,859
Finance lease liability, current (included in current installments of long-term debt)	$1,412	$1,325
Finance lease liability, noncurrent (included in long-term debt)	$2,926	$3,654
Operating lease liabilities, current (included in accrued liabilities)	$11,720	$11,043
Operating lease liabilities, noncurrent	$64,768	$67,898
Weighted average remaining lease term – finance leases	3.0 years	3.5 years
Weighted average remaining lease term – operating leases	9.8 years	10.2 years
Weighted average discount rate – finance leases	10.1%	10.1%
Weighted average discount rate – operating leases	4.7%	4.7%

Future annual minimum lease payments and finance lease commitments as of June 30, 2020 were as follows (in thousands):

	Operating	Finance
Year ending December 31,	Leases	Leases
2020 (remaining six months)	$7,658	$895
2021	13,898	1,816
2022	10,936	1,853
2023	10,109	465
2024	8,623	—
2025 and thereafter	46,026	—
Total minimum lease payments	$97,250	$5,029
Less: imputed interest	(20,762)	(691)
Present value of lease liabilities	$76,488	$4,338

As of June 30, 2020, the Company’s future operating leases that have not yet commenced are immaterial.

Note 8 – Common Stock and Stock-Based Awards Plans

Dividends

The Company began declaring and paying quarterly dividends during the first quarter of 2018. For the six months ended June 30, 2020, cash dividends paid totaled $11.4 million. On June 15, 2020, the Company declared a quarterly cash dividend of $0.16 per share of the Company’s common stock to shareholders of record as of June 30, 2020. The dividend in the aggregate amount of $5.8 million was paid on July 14, 2020. The Company’s future dividend policy is subject to the Company’s compliance with applicable law, and depending on, among other things, the Company’s results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in the Company’s debt agreements, and other factors that the Board of Directors may deem relevant, including the impact of the COVID-19 pandemic. Dividend payments are not mandatory or guaranteed; there can be no assurance that the Company will continue to pay a dividend in the future.

Share Repurchase Authorization

On February 19, 2020, the Board of Directors authorized a $150 million increase to its existing stock repurchase program. On October 26, 2018, the Board of Directors authorized the repurchase of $100 million of the Company’s common stock in addition to the $250 million previously approved on March 6, 2018. As of June 30, 2020, the Company had an aggregate $210.1 million remaining under its stock repurchase program.

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

As of June 30, 2020, 2.7 million additional common shares were available for issuance under the Company’s 2019 Plan.

All share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on their grant date fair values. The total compensation cost recognized for stock-based awards was $3.3 million and $6.0 million for the three and six months ended June 30, 2020, respectively, and $2.9 million and $5.7 million for the three and six months ended June 30, 2019, respectively. The total income tax benefit recognized in the Condensed Consolidated Statements of Income (Loss) for stock-based awards was $0.8 million and $1.4 million for the three and six months ended June 30, 2020, respectively, and $0.7 million and $1.4 million for the three and six months ended June 30, 2019, respectively. Awards of restricted stock units and performance-based restricted stock units are valued at the closing market price of the Company’s common stock on the date of grant. For performance-based restricted stock units, compensation expense is based on the probability that the performance goals will be achieved, which is monitored by management throughout the requisite service period. When it becomes probable, based on the Company’s expectation of performance during the measurement period, that more or less than the previous estimate of the awarded shares will vest, an adjustment to stock-based compensation expense is recognized as a change in accounting estimate.

As of June 30, 2020, the unrecognized compensation cost and remaining weighted-average amortization period related to stock-based awards were as follows:

Performance-
	Time-based	based
	Restricted	Restricted
	Stock	Stock
(in thousands, except remaining period data)	Units	Units(1)
Unrecognized compensation cost	$ 25,414	$ 6,296
Remaining weighted-average
amortization period	2.7 years	2 years

(1) Based on the probable achievement of the performance goals identified in each award.

The total cash received by the Company as a result of stock option exercises for the six months ended June 30, 2020 and 2019 was approximately $0.4 million and $0.7 million, respectively. The actual tax benefit realized as a result of stock option exercises and the vesting of other share-based awards during the six months ended June 30, 2020 and 2019 was $1.7 million and $1.6 million, respectively. For the six months ended June 30, 2020 and 2019, the total intrinsic value of stock options exercised was $0.1 million and $0.2 million, respectively.

The Company awarded performance-based restricted stock units to employees during the six months ended June 30, 2020 and 2019. The number of performance-based restricted stock units that will ultimately be earned will not be determined until the end of the corresponding performance periods, and may vary from as low as zero to as high as 2.5 times the target number depending on the level of achievement of certain performance goals. The level of achievement of these goals is based upon the financial results of the Company for the last full calendar year within the performance period. The performance goals consist of certain levels of achievement using the following financial metrics: revenue, operating income margin, and return on invested capital. If the performance goals are not met based on the Company’s financial results, the applicable performance-based restricted stock units will not vest and will be forfeited. Shares subject to forfeited performance-based restricted stock units will be available for issuance under the Company’s 2019 Plan.

The following table summarizes activities relating to the Company’s stock options:

			Weighted-
		Weighted-	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	(in thousands)	Price	Term (Years)	(in thousands)
Outstanding as of December 31, 2019	270	$20.02
Exercised	(20)	22.74
Outstanding and exercisable as of June 30, 2020	250	$19.80	2.91	$ 621

The aggregate intrinsic value in the table above is before income taxes and is calculated as the difference between the exercise price of the underlying options and the Company’s closing stock price as of the last business day of the period ended June 30, 2020 for options that had exercise prices that were below the closing price.

The following table summarizes the activities related to the Company’s time-based restricted stock units:

		Weighted-
	Number of	Average
	Units	Grant Date
	(in thousands)	Fair Value
Non-vested awards outstanding as of December 31, 2019	893	$28.06
Granted	525	26.61
Vested	(283)	27.56
Forfeited	(41)	28.56
Non-vested awards outstanding as of June 30, 2020	1,094	$27.47

The following table summarizes the activities related to the Company’s performance-based restricted stock units:

		Weighted-
	Number of	Average
	Units	Grant Date
	(in thousands)	Fair Value
Non-vested awards outstanding as of December 31, 2019	384	$28.89
Granted (1)	165	28.02
Forfeited	(181)	30.04
Non-vested awards outstanding as of June 30, 2020	368	$27.93

(1) Represents target number of units that can vest based on the achievement of the performance goals.

Note 9 – Income Taxes
Income tax expense (benefit) consists of the following:
	Six Months Ended
	June 30,
(in thousands)	2020	2019
Federal – current	$237	$62
Foreign – current	426	3,747
State – current	43	879
Deferred	(330)	1,555
	$376	$6,243

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in the United States in response to the COVID-19 pandemic. The CARES Act among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021, and contains modifications on the limitation of business interest for tax years beginning in 2019 and 2020. The Company has evaluated the impact of these provisions and has determined these provisions did not have any impact on the six months ended June 30, 2020. In addition, the CARES Act allows for employee retention tax credits to be taken in U.S. payroll tax filings and allows for the deferral of the employer portion of social security taxes with 50% to be paid at the end of calendar years 2021 and 2022, respectively. Accordingly, the Company has deferred the payment of the employer portion of social security taxes for the three months ended June 30, 2020 until the end of 2021 and 2022, respectively. The Company has also determined it is entitled to employee retention credits and has filed for the credits in the second quarter payroll tax reports pursuant to the guidance provided by the Internal Revenue Service. The amount of credits has been recorded in operating expenses for the three months ended June 30, 2020.

The Company has been granted certain tax incentives, including tax holidays, for its subsidiaries in Malaysia and Thailand that will expire at various dates, unless extended or otherwise renegotiated, through 2021 in Malaysia and 2028 in Thailand, and are subject to certain conditions with which the Company expects to comply.

The net impact of these tax incentives was to lower foreign income tax expense for the six months ended June 30, 2020 and 2019 by approximately $2.3 million (approximately $0.06 per dilutedshare) and $3.0 million (approximately $0.08 per diluted share), respectively, as follows:

	Six Months Ended
	June 30,
(in thousands)	2020	2019
Malaysia	1,293	1,486
Thailand	966	1,542
	$2,259	$3,028

As of June 30, 2020, the total amount of the reserve for uncertain tax benefits including interest and penalties was $0.6 million. The reserve is classified as a current or long-term liability in the Condensed Consolidated Balance Sheets based on the Company’s expectation of when the items will be settled. The Company records interest expense and penalties accrued in relation to uncertain income tax benefits as a component of current income tax expense.

The Company and its subsidiaries in Brazil, China, Ireland, Malaysia, Mexico, the Netherlands, Romania, Singapore, Thailand and the United States remain open to examination by the various local taxing authorities, in total or in part, for fiscal years 2012 to 2019. Currently, the Company does not have any ongoing income tax examinations by any jurisdiction. During such income tax examinations, disputes may occur as to matters of fact or law. Also, in most tax jurisdictions, the passage of time without examination will result in the expiration of applicable statutes of limitations thereby precluding examination of the tax period(s) for which such statute of limitation has expired. The Company believes that it has adequately provided for its tax liabilities.

Note 10 – Revenue

The Company’s revenues are generated primarily from the sale of manufactured products built to customer specifications. The Company also generates revenue from design, development and engineering services, in addition to the sale of other inventory.

Revenue is measured based on consideration specified in a contract with a customer. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a manufactured product to a customer. The Company’s contracts with customers are generally short-term in nature. Customers are generally billed when the product is shipped or as services are performed. Under the majority of the Company’s manufacturing contracts with customers, the customer controls all the work-in-progress as products are being built. Revenues under these contracts are recognized progressively based on the cost-to-cost method. For other manufacturing contracts, the customer does not take control of the product until it is completed. Under these contracts, the Company recognizes revenue upon transfer of control of product to the customer. Revenue from design, development and engineering services is recognized over time as the services are performed. The Company assumes no significant obligations after shipment as it typically warrants workmanship only. Therefore, the warranty provisions are generally not significant.

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

	Reportable Operating Segments
	Three Months Ended June 30, 2020
(in thousands)	Americas	Asia	Europe	Total
Market Sector:
Industrials	$24,298	49,379	13,453	$87,130
A&D	80,939	—	7,585	88,524
Medical	72,434	55,890	6,427	134,751
Semi-Cap	37,321	37,151	12,379	86,851
Computing	35,487	8,366	—	43,853
Telecommunication	21,020	28,789	48	49,857
External revenue	271,499	179,575	39,892	490,966
Elimination of intersegment sales	17,301	8,804	332	26,437
Segment revenue	$288,800	$188,379	$40,224	$517,403

	Six Months Ended June 30, 2020
	Americas	Asia	Europe	Total
Market Sector:
Industrials	$58,243	$97,604	$34,109	$189,956
A&D	193,951	—	13,773	207,724
Medical	141,813	100,093	10,821	252,727
Semi-Cap	67,770	74,443	27,358	169,571
Computing	65,561	14,893	—	80,454
Telecommunication	47,669	57,448	381	105,498
External revenue	575,007	344,481	86,442	1,005,930
Elimination of intersegment sales	28,189	15,507	782	44,478
Segment revenue	$603,196	$359,988	$87,224	$1,050,408

	Reportable Operating Segments
	Three Months Ended June 30, 2019
(in thousands)	Americas	Asia	Europe	Total
Market Sector:
Industrials	$43,618	$51,645	$19,401	$114,664
A&D	98,523	—	8,442	106,965
Medical	67,962	41,446	4,779	114,187
Semi-Cap	26,139	23,726	12,585	62,450
Computing	119,907	12,731	52	132,690
Telecommunication	34,855	35,375	416	70,646
External revenue	391,004	164,923	45,675	601,602
Elimination of intersegment sales	13,158	9,247	223	22,628
Segment revenue	$404,162	$174,170	$45,898	$624,230

	Six Months Ended June 30, 2019
	Americas	Asia	Europe	Total
Market Sector:
Industrials	$86,386	$107,227	$37,424	$231,037
A&D	194,860	—	15,994	210,854
Medical	126,374	81,904	9,387	217,665
Semi-Cap	54,538	48,469	25,464	128,471
Computing	230,174	26,741	85	257,000
Telecommunication	77,629	80,631	1,135	159,395
External revenue	769,961	344,972	89,489	1,204,422
Elimination of intersegment sales	26,259	16,607	369	43,235
Segment revenue	$796,220	$361,579	$89,858	$1,247,657

For the six months ended June 30, 2020 and 2019, 91% and 92%, respectively, of the Company’s revenue was recognized as products and services transferred over time.

Note 11 – Accounts Receivable Sale Program

As of June 30, 2020, in connection with three trade accounts receivable sale programs with unaffiliated financial institutions, the Company may elect to sell, at a discount, on an ongoing basis, up to a maximum of $120.0 million of specific accounts receivable at any one time.

During the three months ended June 30, 2020 and 2019, the Company sold $77.9 million and $77.7 million, respectively, of accounts receivable under this program, and in exchange, the Company received cash proceeds of $77.7 million and $77.4 million, respectively, net of the discount. During the six months ended June 30, 2020 and 2019, the Company sold $154.3 million and $130.6 million, respectively, of accounts receivable under this program, and in exchange, the Company received cash proceeds of $154.0 million and $130.2 million, respectively, net of the discount. The loss on the sale resulting from the discount was recorded to other income (expense), net within the Condensed Consolidated Statements of Income.

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

The Company recognized restructuring charges during 2020 and 2019 primarily related to facility transitions in the Americas, capacity reduction and reductions in workforce in certain facilities across various regions. The following table summarizes the 2020 activity in the accrued restructuring balances related to the restructuring activities initiated prior to June 30, 2020:

	Balance as of				Foreign	Balance as of
	December 31,	Restructuring	Cash	Non-Cash	Exchange	June 30,
(in thousands)	2019	Charges	Payment	Activity	Adjustments	2020
2020 Restructuring:
Severance	$—	$4,486	$(1,317)	—	$—	$3,169
Leased facilities and equipment	—	148	—	(145)	—	3
Other exit costs	—	73	(40)	—	—	33
	—	4,707	(1,357)	(145)	—	3,205

2019 Restructuring:
Severance	3,956	(1,183)	(2,013)	(72)	—	688
Leased facilities and equipment	—	2,550	(843)	(1,144)	—	563
Other exit costs	—	1,238	(251)	(729)	—	258
	3,956	2,605	(3,107)	(1,945)	—	1,509
Total	$3,956	$7,312	$(4,464)	(2,090)	$—	$4,714

In addition, during the six months ended June 30, 2020, we incurred $1.0 million in costs related to an asset impairment in Asia.

Note 14 —Ransomware Incident

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

In 2019, ransomware incident related costs incurred totaled $7.7 million, net of estimated insurance recoveries of $5.0 million. These costs were primarily comprised of certain employee related expenses and various third party consulting services including forensic experts, legal counsel and other IT professional expenses. Further insurance recoveries will be recorded when considered probable. During the six months ended June 30, 2020, the Company collected $3.0 million of its recorded insurance receivable.

Note 15 – Earnings Per Share

Basic earnings per share is computed using the weighted-average number of shares outstanding. Diluted earnings per share is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding stock equivalents. Stock equivalents include common stock issuable upon the exercise of stock options and other equity instruments and are computed using the treasury stock method. Under the treasury stock method, the exercise price of a share and the amount of compensation cost, if any, for future service that the Company has not yet recognized are assumed to be used to repurchase shares in the current period. In periods when losses are reported, the weighted-average number of shares outstanding excludes stock equivalents because their inclusion would have an anti-dilutive effect.

The following table sets forth the calculation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2020	2019	2020	2019

Net income (loss)	$(3,407)	$9,447	$445	$23,220

Denominator for basic earnings per share -
weighted-average number of common
shares outstanding during the period	36,439	38,426	36,614	39,522
Incremental common shares attributable to
exercise of dilutive options	—	74	49	75
Incremental common shares attributable
to outstanding restricted stock units	—	83	200	246
Denominator for diluted earnings per share	36,439	38,583	36,863	39,843

Basic earnings (loss) per share	$(0.09)	$0.25	$0.01	$0.59
Diluted earnings (loss) per share	$(0.09)	$0.24	$0.01	$0.58

Potentially dilutive securities totaling 0.3 million shares for the three months ended June 30, 2020 were not included in the computation of diluted loss per share because their effect would have decreased the loss per share. Restricted stock units totaling 0.5 million shares for the six months ended June 30, 2020 were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive. Restricted stock units totaling 0.4 million and 0.1 million shares, respectively, for the three and six months ended June 30, 2019 were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

Note 16 – Financial Instruments

The Company’s financial instruments include cash equivalents, accounts receivable, other receivables, accounts payable, accrued liabilities and long-term debt. The Company believes that the carrying values of these instruments approximate fair value. The Company uses derivative instruments to manage the variability of foreign currency obligations and interest rates. The Company does not enter into derivatives for speculative purposes. As of June 30, 2020, all the Company’s derivative instruments were recorded at fair value using Level 3 inputs.

The forward currency exchange contract in place as of June 30, 2020 has not been designated as an accounting hedge and, therefore, changes in fair value are recorded within the Condensed Consolidated Statements of Income.

The Company has an interest rate swap agreement, with a notional amount of $140.6 million and $144.4 million as of June 30, 2020 and December 31, 2019, respectively, to hedge a portion of its interest rate exposure on outstanding borrowings under the Credit Agreement. Under this interest rate swap agreement, the Company receives variable rate interest payments based on the one-month LIBOR rate and pays fixed rate interest payments. The fixed interest rate for the contract is 2.928%. The effect of this swap is to convert a portion of the floating rate interest expense to fixed interest rate expense. Based on the terms of the interest rate swap contract and the underlying borrowings outstanding under the Credit Agreement, the interest rate contract was determined to be highly effective, and thus qualifies and has been designated as a cash flow hedge. As such, changes in the fair value of the interest rate swap are recorded in other comprehensive income (loss) on the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of cash flows.

The fair value of the interest rate swap was an $11.2 million liability as of June 30, 2020 and a $6.3 million liability as of December 31, 2019 recorded in other long-term liabilities. During the six months ended June 30, 2020, the Company recorded an unrealized loss of $4.9 million ($3.7 million net of tax) on the swap in other comprehensive income (loss).

As of December 31, 2017, the Company had an interest rate swap agreement with a notional amount of $155.3 million with a fixed interest rate of 1.4935% which was terminated in October 2018 for $3.5 million. This gain is being amortized to offset interest expense over the original term of the swap agreement. During the six months ended June 30, 2020, the Company transferred unrealized gains of $0.9 million ($0.7 million net of tax) on the terminated swap to interest expense. See Note 17.

Note 17 – Accumulated Other Comprehensive LossThe changes in accumulated other comprehensive loss by component were as follows:

	Foreign
	currency	Derivative
	translation	instruments,
(in thousands)	adjustments	net of tax	Other	Total
Balances, December 31, 2019	$(12,425)	$(3,600)	$(734)	$(16,759)
Other comprehensive income (loss)
before reclassifications	(391)	(3,686)	216	(3,861)
Amounts reclassified from accumulated
other comprehensive income (loss)	—	(672)	—	(672)
Net current period other comprehensive income (loss)	(391)	(4,358)	216	(4,533)
Balances, June 30, 2020	$(12,816)	$(7,958)	$(518)	$(21,292)

See Note 16 for further explanation of the change in derivative instruments that is recorded in Accumulated Other Comprehensive Loss. Amounts reclassified from accumulated other comprehensive loss during 2020 primarily affected interest expense.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019

Net sales:
Americas	$288,800	$404,162	$603,196	$796,220
Asia	188,379	174,170	359,988	361,579
Europe	40,224	45,898	87,224	89,858
Elimination of intersegment sales	(26,437)	(22,628)	(44,478)	(43,235)
	$490,966	$601,602	$1,005,930	$1,204,422

Depreciation and amortization:
Americas	$5,762	$5,296	$11,347	$10,677
Asia	2,732	2,732	5,446	5,543
Europe	700	758	1,425	1,572
Corporate	3,145	3,167	6,313	6,333
	$12,339	$11,953	$24,531	$24,125

Income from operations:
Americas	$(787)	$17,332	$11,638	$37,560
Asia	17,024	13,072	28,022	28,457
Europe	686	2,284	2,875	3,224
Corporate and intersegment eliminations	(18,795)	(20,747)	(37,917)	(41,213)
	(1,872)	11,941	4,618	28,028
Interest expense	(2,351)	(1,718)	(4,053)	(3,327)
Interest income	287	1,053	886	2,350
Other income (expense)	32	808	(630)	2,412
Income before income taxes	$(3,904)	$12,084	$821	$29,463

Capital expenditures:
Americas	$6,598	$2,947	$15,858	$7,700
Asia	791	1,098	3,316	3,936
Europe	196	343	1,042	731
Corporate	2,809	1,033	3,074	3,128
	$10,394	$5,421	$23,290	$15,495

	June 30,	December 31,
(in thousands)	2020	2019

Total assets:
Americas	$792,837	$792,180
Asia	535,741	533,508
Europe	127,069	139,977
Corporate and other	302,388	294,209
	$1,758,035	$1,759,874

Geographic net sales information reflects the destination of the product shipped. Long-lived assets information is based upon the physical location of the asset.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019

Geographic net sales:
United States	$318,509	$416,465	$654,876	$834,829
Singapore	55,917	41,687	110,538	84,404
Asia	40,207	50,058	78,526	93,965
Europe	55,756	65,048	122,279	138,393
Other Foreign	20,577	28,344	39,711	52,831
	$490,966	$601,602	$1,005,930	$1,204,422

			June 30,	December 31,
			2020	2019
Long-lived assets:
United States			$238,139	$247,074
Asia			71,472	76,507
Europe			19,027	20,258
Other			23,826	23,563
			$352,464	$367,402

Note 19 – Supplemental Cash Flow and Non-Cash Information
The following information concerns supplemental disclosures of cash payments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Income taxes paid, net	$932	$12,042	$2,967	$14,284
Interest paid	2,488	2,032	4,427	4,022

Non-cash investing activity:
Additions to property, plant and equipment
in accounts payable			$3,677	$5,660

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report (this Report) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts and may include words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” “will,” or the negative or other variations thereof. In particular, statements, express or implied, concerning future operating results, including guidance for third quarter 2020 results and beyond, our ability to generate sales, income or cash flow, the anticipated impact of the COVID-19 pandemic, our anticipated plans and responses to the COVID-19 pandemic, our expected revenue mix, our business strategy and strategic initiatives, our repurchases of shares of our common stock and our intentions concerning the payment of dividends, among others, are forward-looking statements. Although we believe these statements are based upon reasonable assumptions, they involve risks, uncertainties and assumptions that are beyond our ability to control or predict, relating to operations, markets and the business environment generally, including those discussed in Part I, Item 1A of the 2019 10-K, in Part II, Item 1A of this Report and in any of our subsequent reports filed with the SEC. In particular, these statements also depend on the duration, severity and evolution of the COVID-19 pandemic and related risks, including government and other third-party responses to it and the consequences for the global economy, our business and the businesses of our suppliers and customers, as well as our ability (or inability) to execute on its plans to respond to the COVID-19 pandemic. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes, including the future results of our operations, may vary materially from those indicated. Undue reliance should not be placed on any forward-looking statements. Forward-looking statements are not guarantees of performance. The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying notes, and the 2019 10-K. All forward-looking statements included in this document are based upon information available to the company as of the date of this document, and it assumes no obligation to update them.

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

•Technology Solutions, which involve developing a library of building blocks or reference designs primarily in defense solutions, surveillance systems, radio frequency and high-speed design, and front-end managed connectivity data collection systems. We often merge these technology solutions with engineering services in order to support manufacturing services. Our reference designs can be utilized across a variety of industries, but we have significant capabilities in the aerospace and defense and next-generation telecommunications markets. We have also developed stronger capabilities in radio frequency (RF) and high-speed design for both components and substrates. The need to reduce Size, Weight, and Power (SWaP) to accommodate embedding high frequency electronic communications into specific designs is important to customers in the aerospace and defense, medical, and next-generation telecommunications markets.

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

We believe our primary competitive advantages are our engineering services (including product design), technology solutions, and manufacturing services (including electronics and precision technology capabilities) provided by highly skilled personnel. We continue to invest in our business to expand our skills and service offerings from direct customer inputs. We have a closed-loop feedback system in place to respond to customer ideas to enhance our future designs and manufacturing solutions in support of the full life cycle of their products. These solutions offload the electronics design work from our customers so they can focus on product areas where they can provide more value add and, in the process, accelerate their time-to-market and reduce their product development costs. Working closely with our customers and responding promptly to their needs, we become an integral part of their development process helping them bring products to market faster and more economically.

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

Revenue is measured based on the consideration specified in a contract with a customer. Under the majority of our manufacturing contracts with customers, the customer controls all the work-in-progress as products are being built. Revenues under these contracts are recognized over time based on the cost-to-cost method. Under other manufacturing contracts, the customer does not take control of the product until it is completed. Under these contracts, we recognize revenue upon transfer of control of product to the customer, which is generally when the goods are shipped. Revenue from engineering services that include design and development elements also continues to be recognized over time as the services are performed. We assume no significant obligations after shipment as we typically warrant workmanship only. Therefore, the warranty provisions are generally not significant.

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

Benchmark provides critical infrastructure products and essential services in each of our locations. However, as a result of the COVID-19 pandemic, including the related responses from government authorities, the Company’s operations were impacted worldwide starting in the first quarter of 2020. These impacts began with a shut-down of the Company’s manufacturing facilities in Suzhou, China early in the first quarter of 2020 (which ramped back to full capacity by mid-March).

However, the disruptive impacts caused by the COVID-19 pandemic have since affected and continue to affect our operations in all other regions. For example, starting in mid-March, our Penang, Malaysia operation, which includes our largest precision machining facility, was significantly disrupted. As a result, our Penang, Malaysia operation had been operating at approximately 30% of capacity through the end of the first quarter of 2020, at approximately 50% of capacity through April of 2020 and subsequently ramped to full production capacity within a couple of weeks thereafter. Our California operations experienced significant disruptions through April 2020 due to “shelter-in-place” and “stay-at-home” orders and ordinances. Also, our operations in Tijuana and Guadalajara, Mexico have experienced and continue to experience significant disruptions due to similar “shelter-in-place” and “stay-at-home” orders and ordinances. We resumed operations in Tijuana and Guadalajara during the middle of May of 2020 and are returning to full production in phases. We continue to operate at approximately 75% of capacity due to high risk employee regulations.

Further, we have experienced, and continue to experience, a challenging supply chain environment and labor constraints due to the COVID-19 pandemic.

As a result of the COVID-19 pandemic, our revenue for the first six months of 2020 was negatively impacted primarily as a result of operational inefficiencies relating to reduced productivity levels throughout our facilities and supply chain constraints, which affected our ability to support customer demand. Additionally, the COVID-19 pandemic negatively impacted our first and second quarter results due to increased direct costs associated with labor expenses and personal protective equipment for our employees, as well as under absorption of fixed costs.

The COVID-19 pandemic continues to affect the Company’s operations into the third quarter of 2020, due in large part to government enacted plant shut-downs, stay-at-home or shelter-in-place or similar restrictions, particularly in our operations in Guadalajara and Tijuana, Mexico, as discussed above. As a result, we expect our revenue will continue to be negatively impacted during the third quarter of 2020 and beyond as a result of continued operational inefficiencies and supply chain constraints, in addition to elevated labor expenses, resulting from the COVID-19 pandemic. We also anticipate that we may experience customer demand fluctuation, particularly due to disruptions to the businesses and operations of our customers due to the COVID-19 pandemic.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in the United States in response to the COVID-19 pandemic. The CARES Act among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021, and contains modifications on the limitation of business interest for tax years beginning in 2019 and 2020. The Company has evaluated the impact of these provisions and has determined these provisions did not have any impact on the six months ended June 30, 2020. In addition, the CARES Act allows for employee retention tax credits to be taken in U.S. payroll tax filings and allows for the deferral of the employer portion of social security taxes with 50% to be paid at the end of calendar years 2021 and 2022, respectively. Accordingly, the Company has deferred the payment of the employer portion of social security taxes for the three months ended June 30, 2020 until the end of 2021 and 2022, respectively. The Company has also determined it is entitled to employee retention credits and has filed for the credits in the second quarter payroll tax reports pursuant to the guidance provided by the Internal Revenue Service. The amount of credits has been recorded in operating expenses for the three months ended June 30, 2020.

International authorities in various jurisdictions have also allowed for cash grants, delay of tax filings, and delay of tax payments for future quarters. We have taken advantage of these benefits by delaying our tax filings and respective tax payments in various jurisdictions.

In response to uncertainties related to the impact of the COVID-19 virus, we have taken a series of actions to lower our cost structure and reduce capital expenditures. On April 29, 2020, the Company announced a temporary 10% salary reduction for all executive officers (including our named executive officers) effective April 27, 2020 through December 31, 2020 and the Company Board of Directors approved a temporary 10% reduction in their quarterly cash compensation effective April 27, 2020 through December 31, 2020. Other senior leaders in the Company have taken a 7% salary reduction through September 29, 2020. Additional cost reduction actions in our U.S. factories consist of employees taking rotating time off depending on the factory loading levels. Cost reduction actions in our non-U.S. locations depend on local law requirements. Additionally, we have reduced variable compensation and other discretionary expenses, such as travel. We have also implemented actions to conserve our cash and cash equivalents such as reducing planned capital expenditures, deferring certain planned investments, suspending our share repurchase activity, and deferring payroll and income tax payments in accordance with the CARES Act. Finally, we have implemented certain other procedures to manage potential risks related to working capital such as closely monitoring the financial stability, payment terms and credit limits of our customers.

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

Second Quarter 2020 Highlights

Sales for the three months ended June 30, 2020 decreased 18% to $491.0 million compared to $601.6 million during the comparable 2019 period. During the second quarter of 2020, sales to customers in our various industry sectors fluctuated from the comparable 2019 period as follows:

Higher-Value Markets

• Industrials decreased by 24%,

• A&D decreased by 17%,

• Medical increased by 18%, and

• Semi-Cap increased by 39%.

Traditional Markets

• Computing decreased by 67%, and

• Telecommunications decreased by 29%.

Overall, higher-value market revenues during the second quarter were flat year-over-year. Demand strength in Medical supporting COVID-19 solutions and new product ramps and the continued Semi-Cap recovery were offset by weakness in commercial Aerospace and Industrials markets. Traditional market revenues were down 54% year-over-year primarily from our exit of the legacy Computing contract as discussed below.

Our sales depend on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, including in each case as a result of the COVID-19 pandemic, can adversely affect us. A substantial percentage of our sales are made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. Sales to our ten largest customers represented 43% and 41% of our sales in the six months ended June 30, 2020 and 2019, respectively.

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

We experience fluctuations in gross profit from period to period. Different programs contribute different gross margins depending on the type of services involved, location of production, size of the program, complexity of the product and level of material costs associated with the various products. Moreover, new programs can contribute relatively less to our gross profit in their early stages when manufacturing volumes are usually lower, resulting in inefficiencies and unabsorbed manufacturing overhead costs. In addition, several of our new and higher-volume programs remain subject to competitive constraints that can exert downward pressure on our margins. During periods of low production volume and slow new program ramps, we generally have idle capacity and reduced gross margin. Gross profit can also be impacted by other situations, such as the current COVID-19 global pandemic discussed above and the ransomware incident experienced in 2019.

We have undertaken initiatives to restructure our business operations with the intention of improving utilization and reducing costs. During the first six months of 2020, we recognized $7.6 million of restructuring charges and other costs due in part to expenses associated with various site closures and restructuring activities, in addition to our go to market changes. In addition, during the first six months of 2020, we incurred $1.0 million in costs related to an asset impairment in Asia.

RESULTS OF OPERATIONS

The following table presents the percentage relationship that certain items in our Condensed Consolidated Statements of Income bear to sales for the periods indicated. The financial information and the discussion below should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto in Part I, Item 1 of this Report.

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2020	2019	2020	2019

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	92.9	91.8	92.2	91.8
Gross profit	7.1	8.2	7.8	8.2
Selling, general and administrative expenses	5.8	5.2	6.0	5.1
Amortization of intangible assets	0.5	0.4	0.5	0.4
Restructuring charges and other costs	1.2	0.6	0.9	0.4
Income (loss) from operations	(0.4)	2.0	0.5	2.3
Other income (expenses), net	(0.4)	0.0	(0.4)	0.1
Income (loss) before income taxes	(0.8)	2.0	0.1	2.4
Income tax expense (benefit)	(0.1)	0.4	—	0.5
Net income (loss)	(0.7)%	1.6%	—%	1.9%

Sales

Sales for the second quarter of 2020 were $491.0 million, a 18% decrease from sales of $601.6 million for the same quarter in 2019. Sales for the first six months of 2020 were $1.0 billion, a 16% decrease from sales of $1.2 billion for the same period in 2019. Sales by industry sector were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Higher-Value Markets
Industrials	$87,130	$114,664	$189,956	$231,037
A&D	88,524	106,965	207,724	210,854
Medical	134,751	114,187	252,727	217,665
Semi-Cap	86,851	62,450	169,571	128,471
	397,256	398,266	819,978	788,027
Traditional Markets
Computing	43,853	132,690	80,454	257,000
Telecommunications	49,857	70,646	105,498	159,395
	93,710	203,336	185,952	416,395
Total	$490,966	$601,602	$1,005,930	$1,204,422

Industrials. Second quarter sales decreased 24% to $87.1 million from $114.7 million in 2019. Sales during the first six months of 2020 decreased 18% to $190.0 million from $231.0 million in the same period of 2019. The decreases were primarily from softer demand from customers in the oil and gas industry and in both industrial commercial building and transportation markets, in addition to ramp delays from previously booked new programs.

Aerospace and Defense. Second quarter sales decreased 17% to $88.5 million from $107.0 million in 2019. Sales during the first six months of 2020 were $207.7 million compared to $210.8 million in the same period of 2019. The decreases were due primarily to the weakness in the commercial Aerospace market.

Medical. Second quarter sales increased 18% to $134.8 million from $114.2 million in 2019. Sales increased 16% to $252.7 million during the first six months of 2020 from $217.7 million in the same period of 2019. These increases were primarily due to new program ramps and strength throughout our medical customers and increasing demand for critical devices supporting COVID-19 solutions and new product ramps.

Semiconductor Capital Equipment. Second quarter sales increased 39% to $86.9 million from $62.4 million in 2019. Sales during the first six months of 2020 increased 32% to $169.6 million from $128.5 million in the same period of 2019. These increases were due to continued Semi-Cap market recovery.

Computing. Second quarter sales decreased 67% to $43.8 million from $132.7 million in 2019, and decreased 69% to $80.4 million during the first six months of 2020 from $257.0 million in the same period of 2019. These decreases were primarily related to our exit from a legacy contract as discussed above.

Telecommunications. Second quarter sales decreased 29% to $49.9 million from $70.6 million in 2019 and decreased 34% to $105.5 million during the first six months of 2020 from $159.4 million in the same period of 2019. The decreases were primarily due to softer demand from broadband products and commercial satellite applications.

Our international operations are subject to the risks of doing business abroad. See Part I, Item 1A of our 2019 10-K for factors pertaining to our international sales and fluctuations in the exchange rates of foreign currency and for further discussion of potential adverse effects in operating results associated with the risks of doing business abroad. During the first six months of 2020 and 2019, 50% and 44%, respectively of our sales were from our international operations.

Gross Profit

Gross profit decreased 30% to $34.6 million for the three months ended June 30, 2020 from $49.2 million in the same quarter of 2019, and decreased 21% to $78.0 million for the six months ended June 30, 2020 from $99.3 million in the same period of 2019. For each of the three and six months ended June 30, 2020, gross profit included a $0.4 million recovery associated with customer insolvencies in 2020. For the three and six months ended June 30, 2019, gross profit included a $16 thousand and $1.0 million recovery, respectively, associated with customer insolvencies in 2019. In addition, gross profit for the three and six months ended June 30, 2019 included a $0.8 million settlement accrual with a customer. Gross margin including these charges and recoveries was 7.1% and 7.8%, respectively, for the three and six months ended June 30, 2020 and 8.2% for each of the three and six months ended June 30, 2019. Excluding these items, gross margin was 7.0% and 7.7%, respectively, for the three and six months ended June 30, 2020 compared to 8.3% and 8.2%, respectively, in the same periods of 2019. The deterioration in gross margin when comparing the periods is primarily attributable to lower revenues and the disruptive impacts caused by the COVID-19 driven by reduced productivity levels throughout our facilities, supply chain constraints, increased direct costs associated with labor expenses and personal protective equipment for our employees and under absorption of fixed costs.

Selling, General and Administrative Expenses

SG&A decreased by 9.0% to $28.5 million in the second quarter of 2020 compared to $31.5 million in 2019, and decreased by 2% to $60.1 million in the first six months of 2020 compared to $61.5 million in 2019. During the six months ended June 30, 2019, we had a $1.7 million recovery of a provision for accounts receivable associated with the insolvency of a customer. Including these adjustments to the provision to accounts receivable, SG&A increased to 5.8% of sales for the second quarter of 2020 from 5.2% in 2019, and increased to 6.0% of sales for the first six months of 2020 from 5.1% in 2019. Excluding these adjustments to the provision to accounts receivable, SG&A increased to 5.8% of sales for the second quarter of 2020 from 5.2% in 2019, and increased to 6.0% of sales for the first six months of 2020 from 5.2% in 2019, primarily due to lower sales and a $2.1 million provision for bad debts recorded in 2020.

Amortization of Intangible Assets

Amortization of intangible assets was $4.8 million in the first six months of 2020 and compared to $4.7 million in 2019.

Restructuring Charges and Other Costs

During the first six months of 2020, we recognized $7.3 million of restructuring charges, primarily related to site closures and restructuring activities in certain facilities in the Americas and Asia. In addition, during the first six months of 2020, we incurred $1.0 million in costs related to an asset impairment in Asia. In the first six months of 2019, we recognized $2.3 million of restructuring charges, primarily related to reductions in workforce in certain facilities in the Americas and Asia. In addition, during the first six months of 2019, we incurred $2.7 million in costs primarily related to fees and costs incurred in reaching the cooperation agreement with Engaged Capital and other proxy related activities as well as our CEO transition. See Note 13 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.

Interest Expense

Interest expense increased to $4.1 million during the first six months of 2020 from $3.3 million during the comparable 2019 period due to the outstanding amounts on the Revolving Credit facility in 2020 and increased interest rates based on our higher debt leverage ratio.

Interest Income

Interest income decreased to $0.9 million during the first six months of 2020 from $2.4 million during the comparable 2019 period due primarily to lower invested cash equivalents and the lower interest rate environment.

Income Tax Expense

Income tax expense of $0.4 million represented an effective tax rate of 45.8% for the first six months of 2020, compared with $6.2 million for the comparable 2019 period, which represented an effective tax rate of 21.2%. The increase in the effective tax rate was primarily due to the mix of profits and losses in our worldwide operations.

We have been granted certain tax incentives, including tax holidays, for our subsidiaries in Malaysia and Thailand that will expire at various dates, unless extended or otherwise renegotiated, through 2021 in Malaysia and 2028 in Thailand. See Note 9 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.

Net Income

We reported net income of $0.4 million, or $0.01 per diluted share, for the first six months of 2020, compared with a net income of $23.2 million, or $0.58 per diluted share, for the same period in 2019. The net decrease of $22.8 million from 2019 was primarily the result of lower gross profit as well as higher restructuring charges and other costs in 2020.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our organic growth and operations through funds generated from operations and occasional borrowings under our revolving credit facility. Cash and cash equivalents and restricted cash totaled $356.4 million at June 30, 2020 and $364.0 million at December 31, 2019, of which $162.2 million and $197.8 million, respectively, were held outside the U.S. in various foreign subsidiaries.

Cash provided by operating activities during the first six months of 2020 was $19.9 million and consisted primarily of $0.4 million of net income adjusted for $24.5 million of depreciation and amortization, a $20.4 million decrease in accounts receivable, a $7.4 million decrease in contract assets, a $7.0 million increase in accounts payable and a $3.1 million increase in accrued liabilities, partially offset by a $48.7 million increase in inventories. The decrease in accounts receivable was attributable to lower sales. The decrease in contract assets was impacted by the timing of work completed at period end. The increase in inventories is primarily related to mix changes from customers late in the first six months of 2020 and inventory to support long productions cycles for products in our Semi-Cap and Medical sectors. The increase in accounts payable was primarily a result of the timing of inventory purchases and the timing of payments. The increase in accrued liabilities was primarily a result of the timing of payments. Working capital was $0.7 billion at June 30, 2020 and at December 31, 2019.

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

Cash used in investing activities during the first six months was $20.7 million for 2020, primarily due to purchases of additional property, plant and equipment totaling $21.4 million. The purchases of property, plant and equipment were primarily for machinery and equipment in the Americas and Asia.

Cash used in financing activities during the first six months of 2020 was $6.5 million. Share repurchases totaled $19.3 million, net borrowing activities on long-term debt totaled $25.6 million, dividends totaled $11.4 million, and we received $0.4 million from the exercise of stock options.

Under the terms of our $650.0 million Credit Agreement, in addition to the Term Loan facility, we have a $500.0 million five-year revolving credit facility to be used for general corporate purposes (subject to compliance with financial covenants as to interest coverage and debt leverage, in addition to other debt covenant restrictions), both with a maturity date of July 20, 2023. The Credit Agreement includes an accordion feature pursuant to which total commitments under the facility may be increased by an additional $275.0 million, subject to satisfaction of certain conditions. As of June 30, 2020, we had $140.6 million in borrowings outstanding under the Term Loan Facility and $30.0 million in borrowings and $3.7 million in letters of credit outstanding under the Revolving Credit Facility, respectively. See Note 6 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report for more information regarding the terms of the Credit Agreement.

The Credit Agreement contains certain financial covenants as to interest coverage and debt leverage, and certain customary affirmative and negative covenants, including restrictions on our ability to incur additional debt and liens, pay dividends, repurchase shares, sell assets and merge or consolidate with other persons. Amounts due under the Credit Agreement could be accelerated upon specified events of default, including a failure to pay amounts due, breach of a covenant, material inaccuracy of a representation, or occurrence of bankruptcy or insolvency, subject, in some cases, to cure periods. As of June 30, 2020, we were in compliance with all these covenants and restrictions.

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

As of June 30, 2020, we had cash and cash equivalents and restricted cash totaling $356.4 million and $466.3 million available for borrowings under the Revolving Credit Facility, subject to compliance with financial covenants as to interest coverage and debt leverage, in addition to other debt covenant restrictions as described above. During the next 12 months, we believe our capital expenditures will approximate $30 million to $35 million, principally for machinery and equipment to support our ongoing business around the globe, in addition to expenditures for information technology infrastructure items and software.

On October 26, 2018, our Board of Directors approved an expanded stock repurchase program granting us the authority to repurchase up to $100 million in common stock in addition to the $250 million approved on March 6, 2018. On February 19, 2020, the Board of Directors authorized the repurchase of an additional $150 million of the Company’s common stock. As of June 30, 2020, we had $210.1 million remaining under the share repurchase authorization to purchase additional shares. We are under no commitment or obligation to repurchase any amount of common stock.

Management believes that our existing cash balances and funds generated from operations will be enough to permit us to meet our liquidity requirements over the next 12 months. Management further believes that our ongoing cash flows from operations and any borrowings we may incur under our Revolving Credit Facility will enable us to meet operating cash requirements in future years. If we consummated significant acquisitions in the future, our capital needs would increase and could possibly result in our need to increase available borrowings under our Credit Agreement or access public or private debt and equity markets. There can be no assurance, however, that we would be successful in raising additional debt or equity on acceptable terms.

CONTRACTUAL OBLIGATIONS

We have certain contractual obligations for operating and capital leases that were summarized in a table of Contractual Obligations in our 2019 10-K. There have been no material changes to our contractual obligations, outside of the ordinary course of our business, since December 31, 2019.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2020, we did not have any significant off-balance sheet arrangements. See Note 16 to the Condensed Consolidated Financial Statements.

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

We transact business in various foreign countries and are subject to foreign currency fluctuation risks. We use natural hedging and forward contracts to economically hedge transactional exposure primarily associated with trade accounts receivable, other receivables and trade accounts payable that are denominated in a currency other than the functional currency of the respective operating entity. We do not use derivative financial instruments for speculative purposes. The forward contract in place as of June 30, 2020 has not been designated as an accounting hedge and, therefore, changes in fair value are recorded within our Condensed Consolidated Statements of Income.

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

We are also exposed to interest rate risk on borrowings under our Credit Agreement. As of June 30, 2020, we had $30.0 million outstanding on the floating rate revolving credit facility. In addition, we had $140.6 million outstanding on the floating rate term loan facility, and we have an interest rate swap agreement with a notional amount of $140.6 million. Under this swap agreement, we receive variable rate interest rate payments and pay fixed rate interest payments. The effect of this swap is to convert a portion our floating rate interest expense to fixed interest rate expense. The interest rate swap is designated as a cash flow hedge. For additional information, see Note 16 to the Condensed Consolidated Financial Statements in Item 1 of this Report.

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

Benchmark provides critical infrastructure products and essential services in each of our locations. However, as a result of the COVID-19 pandemic, including the related responses from government authorities, the Company’s operations were impacted worldwide starting in the first quarter of 2020. For example, several of the Company’s facilities worldwide have been, or continue to be, affected by government enacted plant shut-downs, stay-at-home or shelter-in-place or similar restrictions, which have resulted in reduced productivity levels throughout our facilities. Additionally, the Company experienced, and continues to experience, a challenging supply chain environment and labor constraints, as well as increased direct costs and under absorption of fixed costs, due to the COVID-19 pandemic. For additional information see “—COVID-19 Pandemic Update” in Part I, Item 2 of this Report.

Additionally, our business, financial condition and results of operations have been and may be further impacted in several ways, including, but not limited to, the following:

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

• current or near future trends may cause certain inventory to be slow-moving and trigger the need to review for excess and obsolete inventory or the valuation of inventory;

• changes to the carrying value of our goodwill and intangible assets; and

• an increase in regulatory restrictions or continued market volatility could hinder our ability to execute strategic business activities, as well as negatively impact our stock price.

The spread of COVID-19 has caused us to modify our business practices (including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, partners, and suppliers. There is no certainty that such measures will be enough to mitigate the risks posed by the virus, and our ability to perform critical functions could be harmed.

Additionally, COVID-19 could impact our internal controls over financial reporting as a portion of our workforce is required to work from home and therefore new processes, procedures, and controls could be required to respond to changes in our business environment. Further, should any key employees become ill from COVID-19 and unable to work, the attention of the management team could be diverted.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information for the quarter ended June 30, 2020 about the Company’s repurchases of its equity securities registered pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES
(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares	Dollar Value)
			(or Units)	of Shares
			Purchased as	(or Units) that
	(a) Total		Part of	May Yet Be
	Number of		Publicly	Purchased
	Shares (or	(b) Average	Announced	Under the
	Units)	Price Paid per Share	Plans or	Plans or
Period	Purchased(1)	(or Unit)(2)	Programs	Programs(3)
April 1 to 30, 2020	—	—	—	$210.1 million
May 1 to 31, 2020	—	—	—	$210.1 million
June 1 to 30, 2020	—	—	—	$210.1 million
Total	—	—	—

(1) All stock repurchases were made on the open market.

(2) Average price paid per share is calculated on a settlement basis and excludes commission.

(3) On October 30, 2018, the Company announced that the Board of Directors authorized the repurchase of $100 million of the Company’s common stock in addition to the $250 million previously announced on March 7, 2018. On February 24, 2020, the Company announced that the Board of Directors authorized the repurchase of an additional $150 million of the Company’s common stock. Net of shares repurchased to date, the total remaining authorization outstanding as of June 30, 2020 is $210.1 million. Stock purchases may be made in the open market, in privately negotiated transactions or block transactions, at the discretion of the Company’s management and as market conditions warrant. Purchases are funded from available cash and may be commenced, suspended or discontinued at any time without prior notice. Shares of stock repurchased under the program are retired.

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

(2) Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 5, 2020.

BENCHMARK ELECTRONICS, INC.
(Registrant)
By: /s/ Jeffrey W. Benck
Jeffrey W. Benck
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Roop K. Lakkaraju
Roop K. Lakkaraju
Chief Financial Officer
(Principal Financial and Accounting Officer)