Form 10-Q
period 2020-09-30
BENCHMARK ELECTRONICS INC
filed 2020-11-05
CIK 863436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

_______________

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of November 4, 2020, there were 36,474,535 shares of common stock of Benchmark Electronics, Inc., par value $0.10 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
(in thousands, except par value)	2020	2019

Assets
Current assets:
Cash and cash equivalents	$329,558	$347,558
Restricted cash	5,252	16,398
Accounts receivable, net of allowance for doubtful accounts of $12,192
and $10,085, respectively	306,242	324,424
Contract assets	161,396	161,061
Inventories	352,851	314,956
Prepaid expenses and other current assets	29,280	29,566
Income taxes receivable	648	1,119
Total current assets	1,185,227	1,195,082
Property, plant and equipment, net of accumulated depreciation of
$478,310 and $460,708, respectively	190,610	205,819
Operating lease right-of-use assets	82,849	76,859
Goodwill	192,116	192,116
Deferred income taxes	5,200	5,274
Other assets, net	78,505	84,724
	$1,734,507	$1,759,874

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$8,956	$8,825
Accounts payable	282,591	302,994
Customer deposits	58,585	37,511
Income taxes payable	4,418	7,895
Accrued liabilities	94,935	102,020
Total current liabilities	449,485	459,245
Long-term debt, less current installments	147,522	138,912
Operating lease liabilities	74,407	67,898
Other long-term liabilities	64,725	65,483
Deferred income taxes	8,041	13,504
Shareholders’ equity:
Preferred stock, $0.10 par value; 5,000 shares authorized, none issued	—	—
Common stock, $0.10 par value; 145,000 shares authorized; issued
and outstanding – 36,474 and 36,957, respectively	3,648	3,696
Additional paid-in capital	511,869	512,019
Retained earnings	493,524	515,876
Accumulated other comprehensive loss	(18,714)	(16,759)
Total shareholders’ equity	990,327	1,014,832
Commitments and contingencies
	$1,734,507	$1,759,874

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2020	2019	2020	2019

Sales	$525,951	$555,229	$1,531,881	$1,759,651
Cost of sales	479,597	506,274	1,407,494	1,611,436
Gross profit	46,354	48,955	124,387	148,215
Selling, general and administrative expenses	29,724	30,947	89,815	92,461
Amortization of intangible assets	2,368	2,367	7,120	7,095
Restructuring charges and other costs	7,161	5,843	15,480	10,833
Ransomware incident related costs (recovery), net	(1,558)	—	(1,305)	—
Income from operations	8,659	9,798	13,277	37,826
Interest expense	(2,136)	(1,687)	(6,189)	(5,014)
Interest income	154	734	1,040	3,084
Other income (expense)	439	(136)	(191)	2,276
Income before income taxes	7,116	8,709	7,937	38,172
Income tax expense	1,201	1,573	1,577	7,816
Net income	$5,915	$7,136	$6,360	$30,356

Earnings per share:
Basic	$0.16	$0.19	$0.17	$0.78
Diluted	$0.16	$0.19	$0.17	$0.77

Weighted-average number of shares outstanding:
Basic	36,467	37,419	36,565	38,813
Diluted	36,544	37,645	36,821	39,184

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019

Net income	$5,915	$7,136	$6,360	$30,356
Other comprehensive income (loss):
Foreign currency translation adjustments	2,045	(1,470)	1,654	(1,718)
Unrealized gain (loss) on derivatives, net of tax	447	(853)	(3,911)	(4,399)
Other	86	(546)	302	(752)
Other comprehensive income (loss)	2,578	(2,869)	(1,955)	(6,869)
Comprehensive income	$8,493	$4,267	$4,405	$23,487

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(unaudited)

					Accumulated
	Common Stock		Additional		Other	Total
	Shares	Par	Paid-in	Retained	Comprehensive	Shareholders’
(in thousands)	Outstanding	Value	Capital	Earnings	Loss	Equity

Balances, December 31, 2019	36,957	$3,696	$512,019	$515,876	$(16,759)	$1,014,832
Stock-based compensation expense	—	—	9,464	—	—	9,464
Shares repurchased and retired	(724)	(72)	(8,048)	(11,209)	—	(19,329)
Stock options exercised	17	2	369	—	—	371
Vesting of restricted stock units	301	30	(30)	—	—	—
Shares withheld for taxes	(77)	(8)	(1,905)	—	—	(1,913)
Dividends declared	—	—	—	(17,503)	—	(17,503)
Net income	—	—	—	6,360	—	6,360
Other comprehensive loss	—	—	—	—	(1,955)	(1,955)
Balances, September 30, 2020	36,474	$3,648	$511,869	$493,524	$(18,714)	$990,327

Balances, June 30, 2020	36,461	$3,647	$508,555	$493,450	$(21,292)	$984,360
Stock-based compensation expense	—	—	3,420	—	—	3,420
Stock options exercised	—	—	7	—	—	7
Vesting of restricted stock units	18	2	(2)	—	—	—
Shares withheld for taxes	(5)	(1)	(111)	—	—	(112)
Dividends declared	—	—	—	(5,841)	—	(5,841)
Net income	—	—	—	5,915	—	5,915
Other comprehensive income	—	—	—	—	2,578	2,578
Balances, September 30, 2020	36,474	$3,648	$511,869	$493,524	$(18,714)	$990,327

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(unaudited)

					Accumulated
	Common Stock		Additional		Other	Total
	Shares	Par	Paid-in	Retained	Comprehensive	Shareholders’
(in thousands)	Outstanding	Value	Capital	Earnings	Loss	Equity

Balances, December 31, 2018	41,357	$4,136	$554,939	$584,274	$(11,124)	$1,132,225
Stock-based compensation expense	—	—	8,461	—	—	8,461
Shares repurchased and retired	(4,590)	(459)	(51,004)	(66,887)	—	(118,350)
Stock options exercised	65	6	1,344	—	—	1,350
Vesting of restricted stock units	252	25	(25)	—	—	—
Shares withheld for taxes	(48)	(4)	(1,314)	—	—	(1,318)
Dividends declared	—	—	—	(17,083)	—	(17,083)
Net income	—	—	—	30,356	—	30,356
Other comprehensive loss	—	—	—	—	(6,869)	(6,869)
Balances, September 30, 2019	37,036	$3,704	$512,401	$530,660	$(17,993)	$1,028,772

Balances, June 30, 2019	37,679	$3,768	$516,663	$539,743	$(15,124)	$1,045,050
Stock-based compensation expense	—	—	2,741	—	—	2,741
Shares repurchased and retired	(682)	(68)	(7,580)	(10,663)	—	(18,311)
Stock options exercised	32	3	654	—	—	657
Vesting of restricted stock units	10	1	(1)	—	—	—
Shares withheld for taxes	(3)	—	(76)	—	—	(76)
Dividends declared	—	—	—	(5,556)	—	(5,556)
Net income	—	—	—	7,136	—	7,136
Other comprehensive loss	—	—	—	—	(2,869)	(2,869)
Balances, September 30, 2019	37,036	$3,704	$512,401	$530,660	$(17,993)	$1,028,772

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2020	2019

Cash flows from operating activities:
Net income	$6,360	$30,356
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	28,400	27,920
Amortization	8,539	8,469
Provision for doubtful accounts	2,160	(1,462)
Deferred income taxes	(4,079)	206
Gain on the sale of property, plant and equipment	(114)	(60)
Asset impairments	6,950	834
Stock-based compensation expense	9,464	8,461
Changes in operating assets and liabilities:
Accounts receivable	16,410	121,171
Contract assets	(335)	(20,986)
Inventories	(37,131)	(6,557)
Prepaid expenses and other assets	1,675	2,944
Accounts payable	(18,260)	(122,156)
Customer deposits	21,074	8,546
Accrued liabilities	(13,498)	7,755
Operating leases	942	652
Income taxes	(2,942)	(8,779)
Net cash provided by operations	25,615	57,314
Cash flows from investing activities:
Proceeds from sales of investments at par	—	50
Additions to property, plant and equipment	(26,108)	(23,746)
Proceeds from the sale of property, plant and equipment	314	231
Additions to purchased software	(2,994)	(2,196)
Cash received from business divestitures	2,214	—
Other	58	(29)
Net cash used in investing activities	(26,516)	(25,690)
Cash flows from financing activities:
Proceeds from stock options exercised	371	1,350
Employee taxes paid for shares withheld	(1,913)	(1,318)
Dividends paid	(17,205)	(17,731)
Borrowings under credit agreement	110,000	—
Principal payments on long-term debt	(101,605)	(4,614)
Share repurchases	(19,329)	(118,350)
Net cash used in financing activities	(29,681)	(140,663)
Effect of exchange rate changes	1,436	(1,021)
Net decrease in cash and cash equivalents and restricted cash	(29,146)	(110,060)
Cash and cash equivalents and restricted cash at beginning of year	363,956	458,102
Cash and cash equivalents and restricted cash at end of period	$334,810	$348,042

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

Note 3 – Contract Assets

As of September 30, 2020 and December 31, 2019, the Company had $161.4 million and $161.1 million, respectively, in contract assets from contracts with customers. The contract assets primarily relate to the Company’s right to consideration for work completed but not billed at the reporting date for those performance obligations for which revenue is recognized over time. The contract assets are transferred to accounts receivable when the rights become unconditional.

Significant changes in the contract asset balance during the period are as follows:

	Nine Months Ended
	September 30,
(in thousands)	2020	2019
Beginning balance as of December 31,	$161,061	$140,082
Revenue recognized	1,382,582	1,613,047
Amounts collected or invoiced	(1,382,247)	(1,592,061)
Ending balance as of September 30,	$161,396	$161,068

Note 4 – Inventories
Inventory costs are summarized as follows:
	September 30,	December 31,
(in thousands)	2020	2019

Raw materials	$336,774	$304,069
Work in process	10,598	8,282
Finished goods	5,479	2,605
	$352,851	$314,956

Note 5 – Goodwill and Other Intangible Assets

Goodwill allocated to the Company’s reportable segments was as follows:

(in thousands)	Americas	Asia	Total
Goodwill as of December 31, 2019 and September 30, 2020	$154,014	$38,102	$192,116

Other assets, net consist primarily of acquired identifiable intangible assets and capitalized purchased software costs. Intangible assets as of September 30, 2020 and December 31, 2019 were as follows:

	As of September 30, 2020
	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
Customer relationships	$100,174	$(51,789)	$48,385
Purchased software costs	44,467	(32,974)	11,493
Technology licenses	28,800	(26,445)	2,355
Trade names and trademarks	7,800	—	7,800
Other	868	(327)	541
Total	$182,109	$(111,535)	$70,574

	As of December 31, 2019
	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
Customer relationships	$100,123	$(46,981)	$53,142
Purchased software costs	41,604	(32,012)	9,592
Technology licenses	28,800	(24,100)	4,700
Trade names and trademarks	7,800	—	7,800
Other	868	(309)	559
Total	$179,195	$(103,402)	$75,793

Customer relationships are being amortized on a straight-line basis over a period of 10 to 14 years. Capitalized purchased software costs are amortized straight-line over the estimated useful life of the related software, which ranges from 2 to 14 years. Technology licenses are being amortized over their estimated useful lives in proportion to the economic benefits consumed. The Company’s acquired trade names and trademarks have been determined to have an indefinite life. Amortization on the statements of cash flow for the nine months ended September 30, 2020 and 2019 was as follows:

	Nine Months Ended
	September 30,
(in thousands)	2020	2019
Amortization of intangible assets	$7,120	$7,095
Amortization of capitalized purchased software costs	1,074	1,029
Amortization of debt costs	345	345
	$8,539	$8,469

The estimated future amortization expense of acquired intangible assets and capitalized purchased software costs for each of the next five years is as follows (in thousands):

Year ending December 31,	Amount
2020 (remaining three months)	$2,837
2021	8,230
2022	8,088
2023	6,759
2024	5,581

Note 6—Borrowing Facilities

Long-term debt outstanding as of September 30, 2020 and December 31, 2019 consists of the following:

	September 30,	December 31,
(in thousands)	2020	2019
Revolving credit facility, due 2023	$15,000	$—
Term loan, due 2023	138,750	144,375
Less unamortized debt issuance costs	(1,272)	(1,616)
Long-term debt	$152,478	$142,759

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

As of September 30, 2020, $138.8 million of the outstanding debt under the Credit Agreement is effectively at a fixed interest rate of 2.928% (plus the applicable margin) as a result of a $138.8 million notional interest rate swap contract discussed in Note 16. A commitment fee of 0.20% to 0.30% per annum (based on the debt to EBITDA ratio) on the unused portion of the revolving credit line is payable quarterly in arrears.

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

As of September 30, 2020, the Company had $138.8 million in borrowings outstanding under the Term Loan Facility and $15.0 million in borrowings and $3.7 million in letters of credit outstanding under the Revolving Credit Facility, respectively. The Company had $481.3 million available for future borrowings under the Revolving Credit Facility subject to compliance with financial covenants as to interest coverage and debt leverage, in addition to other debt covenant restrictions.

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

The components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Finance lease cost:
Amortization of right-of-use assets (included in depreciation expense)	$177	$178	$532	$534
Interest on lease liabilities	102	135	329	422
Operating lease cost	3,936	4,181	12,074	12,861
Short-term lease cost	105	131	483	452
Variable lease cost	406	595	1,322	1,391
Total lease cost	$4,726	$5,220	$14,740	$15,660

	Nine Months Ended
	September 30, 2020		September 30, 2019
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for finance lease		$354		$444
Operating cash flows used for operating leases		$11,798		$11,142
Financing cash flows used for finance lease		$980		$864
Right-to-use assets obtained in exchange for new operating lease liabilities		$16,470		$15,282

The lease assets and liabilities were as follows (in thousands):

	September 30,	December 31,
	2020	2019
Finance lease right-of-use assets (included in other assets)	$1,778	$2,311
Operating lease right-of-use assets	$82,849	$76,859
Finance lease liability, current (included in current installments of long-term debt)	$1,457	$1,325
Finance lease liability, noncurrent (included in long-term debt)	$2,543	$3,654
Operating lease liabilities, current (included in accrued liabilities)	$11,466	$11,043
Operating lease liabilities, noncurrent	$74,407	$67,898
Weighted average remaining lease term – finance leases	2.8 years	3.5 years
Weighted average remaining lease term – operating leases	10.1 years	10.2 years
Weighted average discount rate – finance leases	10.1%	10.1%
Weighted average discount rate – operating leases	4.4%	4.7%

Future annual minimum lease payments and finance lease commitments as of September 30, 2020 were as follows (in thousands):

	Operating	Finance
Year ending December 31,	Leases	Leases
2020 (remaining three months)	$3,760	$448
2021	13,955	1,816
2022	12,363	1,853
2023	10,962	465
2024	9,990	—
2025 and thereafter	57,147	—
Total minimum lease payments	$108,177	$4,582
Less: imputed interest	(22,304)	(582)
Present value of lease liabilities	$85,873	$4,000

As of September 30, 2020, the Company’s future operating leases that have not yet commenced are immaterial.

Note 8 – Common Stock and Stock-Based Awards Plans

Dividends

The Company began declaring and paying quarterly dividends during the first quarter of 2018. For the nine months ended September 30, 2020, cash dividends paid totaled $17.2 million. On September 11, 2020, the Company declared a quarterly cash dividend of $0.16 per share of the Company’s common stock to shareholders of record as of September 30, 2020. The dividend in the aggregate amount of $5.8 million was paid on October 14, 2020. The Company’s future dividend policy is subject to the Company’s compliance with applicable law, and depending on, among other things, the Company’s results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in the Company’s debt agreements, and other factors that the Board of Directors may deem relevant, including the impact of the COVID-19 pandemic. Dividend payments are not mandatory or guaranteed; there can be no assurance that the Company will continue to pay a dividend in the future.

Share Repurchase Authorization

On February 19, 2020, the Board of Directors authorized a $150 million increase to its existing stock repurchase program. On October 26, 2018, the Board of Directors authorized the repurchase of $100 million of the Company’s common stock in addition to the $250 million previously approved on March 6, 2018. During the nine months ended September 30, 2020, the Company repurchased a total of 0.7 million common shares for an aggregate of $19.3 million at an average price of $26.69 per share. As of September 30, 2020, the Company had an aggregate $210.1 million remaining under its stock repurchase program.

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

As of September 30, 2020, 2.7 million common shares were available for issuance under the Company’s 2019 Plan.

All share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on their grant date fair values. The total compensation cost recognized for stock-based awards was $3.4 million and $9.5 million for the three and nine months ended September 30, 2020, respectively, and $2.7 million and $8.5 million for the three and nine months ended September 30, 2019, respectively. The total income tax benefit recognized in the Condensed Consolidated Statements of Income for stock-based awards was $0.8 million and $2.3 million for the three and nine months ended September 30, 2020, respectively, and $0.7 million and $2.0 million for the three and nine months ended September 30, 2019, respectively. Awards of restricted stock units and performance-based restricted stock units are valued at the closing market price of the Company’s common stock on the date of grant. For performance-based restricted stock units, compensation expense is based on the probability that the performance goals will be achieved, which is monitored by management throughout the requisite service period. When it becomes probable, based on the Company’s expectation of performance during the measurement period, that more or less than the previous estimate of the awarded shares will vest, an adjustment to stock-based compensation expense is recognized as a change in accounting estimate.

As of September 30, 2020, the unrecognized compensation cost and remaining weighted-average amortization period related to stock-based awards were as follows:

Performance-
	Time-based	based
	Restricted	Restricted
	Stock	Stock
(in thousands, except remaining period data)	Units	Units(1)
Unrecognized compensation cost	$ 22,573	$ 5,570
Remaining weighted-average
amortization period	2.7 years	1.7 years

(1) Based on the probable achievement of the performance goals identified in each award.

The total cash received by the Company as a result of stock option exercises for the nine months ended September 30, 2020 and 2019 was approximately $0.4 million and $1.3 million, respectively. The actual tax benefit realized as a result of stock option exercises and the vesting of other share-based awards during the nine months ended September 30, 2020 and 2019 was $1.8 million and $1.7 million, respectively. For the nine months ended September 30, 2020 and 2019, the total intrinsic value of stock options exercised was $0.1 million and $0.4 million, respectively.

The Company awarded performance-based restricted stock units to employees during the nine months ended September 30, 2020 and 2019. The number of performance-based restricted stock units that will ultimately be earned will not be determined until the end of the corresponding performance periods, and may vary from as low as zero to as high as 2.5 times the target number depending on the level of achievement of certain performance goals. The level of achievement of these goals is based upon the financial results of the Company for the last full calendar year within the performance period. The performance goals consist of certain levels of achievement using the following financial metrics: revenue, operating income margin, and return on invested capital. If the performance goals are not met based on the Company’s financial results, the applicable performance-based restricted stock units will not vest and will be forfeited. Shares subject to forfeited performance-based restricted stock units will be available for issuance under the Company’s 2019 Plan.

The following table summarizes activities relating to the Company’s stock options:

			Weighted-
		Weighted-	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	(in thousands)	Price	Term (Years)	(in thousands)
Outstanding as of December 31, 2019	270	$20.02
Exercised	(20)	22.60
Outstanding and exercisable as of September 30, 2020	250	$19.81	2.66	$ 425

The aggregate intrinsic value in the table above is before income taxes and is calculated as the difference between the exercise price of the underlying options and the Company’s closing stock price as of the last business day of the period ended September 30, 2020 for options that had exercise prices that were below the closing price.

The following table summarizes the activities related to the Company’s time-based restricted stock units:

		Weighted-
	Number of	Average
	Units	Grant Date
	(in thousands)	Fair Value
Non-vested awards outstanding as of December 31, 2019	893	$28.06
Granted	525	26.61
Vested	(301)	27.61
Forfeited	(45)	28.60
Non-vested awards outstanding as of September 30, 2020	1,072	$27.45

The following table summarizes the activities related to the Company’s performance-based restricted stock units:

		Weighted-
	Number of	Average
	Units	Grant Date
	(in thousands)	Fair Value
Non-vested awards outstanding as of December 31, 2019	384	$28.89
Granted (1)	165	28.02
Forfeited	(181)	30.04
Non-vested awards outstanding as of September 30, 2020	368	$27.93

(1) Represents target number of units that can vest based on the achievement of the performance goals.

Note 9 – Income Taxes
Income tax expense (benefit) consists of the following:
	Nine Months Ended
	September 30,
(in thousands)	2020	2019
Federal – current	$1,288	$907
Foreign – current	3,865	5,607
State – current	503	1,096
Deferred	(4,079)	206
	$1,577	$7,816

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in the United States in response to the COVID-19 pandemic. The CARES Act among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021, and contains modifications on the limitation of business interest for tax years beginning in 2019 and 2020. The Company has evaluated the impact of these provisions and has determined these provisions did not have any impact on the nine months ended September 30, 2020. In addition, the CARES Act allows for employee retention tax credits to be taken in U.S. payroll tax filings and allows for the deferral of the employer portion of social security taxes with 50% to be paid at the end of calendar years 2021 and 2022, respectively. Accordingly, the Company has deferred the payment of the employer portion of social security taxes for the nine months ended September 30, 2020 until the end of 2021 and 2022, respectively. The Company has also determined it is entitled to employee retention credits and has filed for the credits in the second quarter payroll tax reports pursuant to the guidance provided by the Internal Revenue Service. The amount of credits has been recorded in operating expenses for the nine months ended September 30, 2020.

The Company has been granted certain tax incentives, including tax holidays, for its subsidiaries in Malaysia and Thailand that will expire at various dates, unless extended or otherwise renegotiated, through 2021 in Malaysia and 2028 in Thailand, and are subject to certain conditions with which the Company expects to comply. The net impact of these tax incentives was to lower foreign income tax expense for the nine months ended September 30, 2020 and 2019 by approximately $3.4 million (approximately $0.09 per diluted share) and $4.0 million (approximately $0.10 per diluted share), respectively, as follows:

	Nine Months Ended
	September 30,
(in thousands)	2020	2019
Malaysia	2,164	2,294
Thailand	1,209	1,705
	$3,373	$3,999

As of September 30, 2020, the total amount of the reserve for uncertain tax benefits including interest and penalties was $0.6 million. The reserve is classified as a current or long-term liability in the Condensed Consolidated Balance Sheets based on the Company’s expectation of when the items will be settled. The Company records interest expense and penalties accrued in relation to uncertain income tax benefits as a component of current income tax expense.

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

	Reportable Operating Segments
	Three Months Ended September 30, 2020
(in thousands)	Americas	Asia	Europe	Total
Market Sector:
Industrials	$24,303	$47,281	$14,600	$86,184
A&D	100,941	—	3,958	104,899
Medical	65,389	61,322	7,431	134,142
Semi-Cap	47,021	38,546	13,154	98,721
Computing	35,788	8,551	—	44,339
Telecommunication	22,023	35,507	136	57,666
External revenue	295,465	191,207	39,279	525,951
Elimination of intersegment sales	10,171	6,300	264	16,735
Segment revenue	$305,636	$197,507	$39,543	$542,686

	Nine Months Ended September 30, 2020
	Americas	Asia	Europe	Total
Market Sector:
Industrials	$82,546	$144,885	$48,709	$276,140
A&D	294,892	—	17,731	312,623
Medical	207,202	161,415	18,252	386,869
Semi-Cap	114,791	112,989	40,512	268,292
Computing	101,349	23,444	—	124,793
Telecommunication	69,692	92,955	517	163,164
External revenue	870,472	535,688	125,721	1,531,881
Elimination of intersegment sales	38,360	21,807	1,046	61,213
Segment revenue	$908,832	$557,495	$126,767	$1,593,094

	Reportable Operating Segments
	Three Months Ended September 30, 2019
(in thousands)	Americas	Asia	Europe	Total
Market Sector:
Industrials	$41,328	$55,454	$18,191	$114,973
A&D	108,101	—	7,253	115,354
Medical	79,201	44,582	3,990	127,773
Semi-Cap	23,998	31,332	12,721	68,051
Computing	47,364	12,158	—	59,522
Telecommunication	33,793	35,459	304	69,556
External revenue	333,785	178,985	42,459	555,229
Elimination of intersegment sales	10,576	9,107	182	19,865
Segment revenue	$344,361	$188,092	$42,641	$575,094

	Nine Months Ended September 30, 2019
	Americas	Asia	Europe	Total
Market Sector:
Industrials	$127,714	$162,681	$55,615	$346,010
A&D	302,961	—	23,247	326,208
Medical	205,575	126,486	13,377	345,438
Semi-Cap	78,536	79,801	38,185	196,522
Computing	277,538	38,899	85	316,522
Telecommunication	111,422	116,090	1,439	228,951
External revenue	1,103,746	523,957	131,948	1,759,651
Elimination of intersegment sales	36,835	25,714	551	63,100
Segment revenue	$1,140,581	$549,671	$132,499	$1,822,751

For the nine months ended September 30, 2020 and 2019, 90% and 92%, respectively, of the Company’s revenue was recognized as products and services transferred over time.

Note 11 – Accounts Receivable Sale Program

As of September 30, 2020, in connection with three trade accounts receivable sale programs with unaffiliated financial institutions, the Company may elect to sell, at a discount, on an ongoing basis, up to a maximum of $120.0 million of specific accounts receivable at any one time.

During the three months ended September 30, 2020 and 2019, the Company sold $71.5 million and $75.1 million, respectively, of accounts receivable under this program, and in exchange, the Company received cash proceeds of $71.4 million and $74.9 million, respectively, net of the discount. During the nine months ended September 30, 2020 and 2019, the Company sold $225.8 million and $205.7 million, respectively, of accounts receivable under this program, and in exchange, the Company received cash proceeds of $225.4 million and $205.1 million, respectively, net of the discount. The loss on the sale resulting from the discount was recorded to other income (expense), net within the Condensed Consolidated Statements of Income.

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

The Company recognized restructuring charges during 2020 and 2019 primarily related to facility transitions in the Americas, capacity reduction and reductions in workforce in certain facilities across various regions. The following table summarizes the 2020 activity in the accrued restructuring balances related to the restructuring activities initiated prior to September 30, 2020:

	Balance as of				Foreign	Balance as of
	December 31,	Restructuring	Cash	Non-Cash	Exchange	September 30,
(in thousands)	2019	Charges	Payment	Activity	Adjustments	2020
2020 Restructuring:
Severance	$—	$5,119	$(1,391)	(25)	$—	$3,703
Leased facilities and equipment	—	148	(3)	(145)	—	—
Other exit costs	—	210	(40)	—	—	170
	—	5,477	(1,434)	(170)	—	3,873

2019 Restructuring:
Severance	3,956	(1,183)	(2,470)	(72)	—	231
Leased facilities and equipment	—	3,070	(1,491)	(1,144)	—	435
Other exit costs	—	1,373	(384)	(729)	—	260
	3,956	3,260	(4,345)	(1,945)	—	926
Total	$3,956	$8,737	$(5,779)	(2,115)	$—	$4,799

In addition, during the nine months ended September 30, 2020, we incurred $5.7 million and $1.0 million in costs related to asset impairments in the Americas and Asia, respectively.

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

In 2019, ransomware incident related costs incurred totaled $7.7 million, net of estimated insurance recoveries of $5.0 million. These costs were primarily comprised of certain employee related expenses and various third party consulting services including forensic experts, legal counsel and other IT professional expenses. During the nine months ended September 30, 2020, the Company collected $6.6 million of insurance recoveries. Any further insurance recoveries will be recorded when considered probable.

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

The following table sets forth the calculation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2020	2019	2020	2019

Net income	$5,915	$7,136	$6,360	$30,356

Denominator for basic earnings per share -
weighted-average number of common
shares outstanding during the period	36,467	37,419	36,565	38,813
Incremental common shares attributable to
exercise of dilutive options	22	80	36	77
Incremental common shares attributable
to outstanding restricted stock units	55	146	220	294
Denominator for diluted earnings per share	36,544	37,645	36,821	39,184

Basic earnings per share	$0.16	$0.19	$0.17	$0.78
Diluted earnings per share	$0.16	$0.19	$0.17	$0.77

Restricted stock units totaling 1.0 million and 0.5 million shares for the three and nine months ended September 30, 2020, and outstanding stock options totaling 0.1 million shares for the three months ended September 30, 2020, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive. Restricted stock units totaling 0.1 million and 0.2 million shares, respectively, for the three and nine months ended September 30, 2019 were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

Note 16 – Financial Instruments

The Company’s financial instruments include cash equivalents, accounts receivable, other receivables, accounts payable, accrued liabilities and long-term debt. The Company believes that the carrying values of these instruments approximate fair value. The Company uses derivative instruments to manage the variability of foreign currency obligations and interest rates. The Company does not enter into derivatives for speculative purposes. As of September 30, 2020, all the Company’s derivative instruments were recorded at fair value using Level 3 inputs.

The forward currency exchange contract in place as of September 30, 2020 has not been designated as an accounting hedge and, therefore, changes in fair value are recorded within the Condensed Consolidated Statements of Income.

The Company has an interest rate swap agreement, with a notional amount of $138.8 million and $144.4 million as of September 30, 2020 and December 31, 2019, respectively, to hedge a portion of its interest rate exposure on outstanding borrowings under the Credit Agreement. Under this interest rate swap agreement, the Company receives variable rate interest payments based on the one-month LIBOR rate and pays fixed rate interest payments. The fixed interest rate for the contract is 2.928%. The effect of this swap is to convert a portion of the floating rate interest expense to fixed interest rate expense. Based on the terms of the interest rate swap contract and the underlying borrowings outstanding under the Credit Agreement, the interest rate contract was determined to be highly effective, and thus qualifies and has been designated as a cash flow hedge. As such, changes in the fair value of the interest rate swap are recorded in other comprehensive income (loss) on the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of cash flows.

The fair value of the interest rate swap was a $10.2 million liability as of September 30, 2020 and a $6.3 million liability as of December 31, 2019 recorded in other long-term liabilities. During the nine months ended September 30, 2020, the Company recorded an unrealized loss of $3.9 million ($2.9 million net of tax) on the swap in other comprehensive income (loss).

As of December 31, 2017, the Company had an interest rate swap agreement with a notional amount of $155.3 million with a fixed interest rate of 1.4935% which was terminated in October 2018 for $3.5 million. This gain is being amortized to offset interest expense over the original term of the swap agreement. During the nine months ended September 30, 2020, the Company transferred unrealized gains of $1.3 million ($1.0 million net of tax) on the terminated swap to interest expense. See Note 17.

Note 17 – Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component were as follows:

	Foreign
	currency	Derivative
	translation	instruments,
(in thousands)	adjustments	net of tax	Other	Total
Balances, December 31, 2019	$(12,425)	$(3,600)	$(734)	$(16,759)
Other comprehensive income (loss)
before reclassifications	1,654	(2,929)	302	(973)
Amounts reclassified from accumulated
other comprehensive income (loss)	—	(982)	—	(982)
Net current period other comprehensive income (loss)	1,654	(3,911)	302	(1,955)
Balances, September 30, 2020	$(10,771)	$(7,511)	$(432)	$(18,714)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019

Net sales:
Americas	$305,636	$344,361	$908,832	$1,140,581
Asia	197,507	188,092	557,495	549,671
Europe	39,543	42,641	126,767	132,499
Elimination of intersegment sales	(16,735)	(19,865)	(61,213)	(63,100)
	$525,951	$555,229	$1,531,881	$1,759,651

Depreciation and amortization:
Americas	$5,844	$5,646	$17,191	$16,323
Asia	2,801	2,820	8,247	8,363
Europe	706	750	2,131	2,322
Corporate	3,057	3,048	9,370	9,381
	$12,408	$12,264	$36,939	$36,389

Income from operations:
Americas	$10,062	$10,877	$21,700	$48,437
Asia	17,865	13,209	45,887	41,666
Europe	1,395	1,871	4,270	5,095
Corporate and intersegment eliminations	(20,663)	(16,159)	(58,580)	(57,372)
	8,659	9,798	13,277	37,826
Interest expense	(2,136)	(1,687)	(6,189)	(5,014)
Interest income	154	734	1,040	3,084
Other income (expense)	439	(136)	(191)	2,276
Income before income taxes	$7,116	$8,709	$7,937	$38,172

Capital expenditures:
Americas	$2,134	$4,210	$17,992	$11,910
Asia	1,330	3,965	4,646	7,901
Europe	252	1,304	1,294	2,035
Corporate	2,096	968	5,170	4,096
	$5,812	$10,447	$29,102	$25,942

	September 30,	December 31,
(in thousands)	2020	2019

Total assets:
Americas	$810,455	$792,180
Asia	536,991	533,508
Europe	127,392	139,977
Corporate and other	259,669	294,209
	$1,734,507	$1,759,874

Geographic net sales information reflects the destination of the product shipped. Long-lived assets information is based upon the physical location of the asset.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019

Geographic net sales:
United States	$346,849	$362,136	$1,001,725	$1,196,965
Singapore	51,267	51,025	161,805	135,429
Asia	48,337	49,175	126,863	143,140
Europe	55,372	64,592	177,651	202,985
Other Foreign	24,126	28,301	63,837	81,132
	$525,951	$555,229	$1,531,881	$1,759,651

			September 30,	December 31,
			2020	2019
Long-lived assets:
United States			$239,332	$247,074
Asia			70,975	76,507
Europe			18,438	20,258
Other			23,219	23,563
			$351,964	$367,402

Note 19 – Supplemental Cash Flow and Non-Cash Information
The following information concerns supplemental disclosures of cash payments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Income taxes paid, net	$11,629	$2,091	$14,596	$16,375
Interest paid	2,364	2,333	6,791	6,355

Non-cash investing activity:
Additions to property, plant and equipment
in accounts payable			$6,531	$2,370

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report (this Report) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts and may include words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” “will,” or the negative or other variations thereof. In particular, statements, express or implied, concerning future operating results, including guidance for fourth quarter 2020 results and beyond, our ability to generate sales, income or cash flow, the anticipated impact of the COVID-19 pandemic, our anticipated plans and responses to the COVID-19 pandemic, our expected revenue mix, our business strategy and strategic initiatives, our repurchases of shares of our common stock and our intentions concerning the payment of dividends, among others, are forward-looking statements. Although we believe these statements are based upon reasonable assumptions, they involve risks, uncertainties and assumptions that are beyond our ability to control or predict, relating to operations, markets and the business environment generally, including those discussed in Part I, Item 1A of the 2019 10-K, in Part II, Item 1A of this Report and in any of our subsequent reports filed with the SEC. In particular, these statements also depend on the duration, severity and evolution of the COVID-19 pandemic and related risks, including government and other third-party responses to it and the consequences for the global economy, our business and the businesses of our suppliers and customers, as well as our ability (or inability) to execute on its plans to respond to the COVID-19 pandemic. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes, including the future results of our operations, may vary materially from those indicated. Undue reliance should not be placed on any forward-looking statements. Forward-looking statements are not guarantees of performance. The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying notes, and the 2019 10-K. All forward-looking statements included in this document are based upon information available to the company as of the date of this document, and it assumes no obligation to update them.

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

Benchmark provides critical infrastructure products and essential services in each of our locations. However, as a result of the COVID-19 pandemic, including the related responses from government authorities, the Company’s operations were impacted worldwide starting in the first quarter of 2020. These impacts began with a shut-down of the Company’s manufacturing facilities in Suzhou, China early in the first quarter of 2020 (which ramped back to full capacity by mid-March). However, the disruptive impacts caused by the COVID-19 pandemic have since affected our operations in all other regions. For example, starting in mid-March, our Penang, Malaysia operation, which includes our largest precision machining facility, was significantly disrupted. As a result, our Penang, Malaysia operation had been operating at approximately 30% of capacity through the end of the first quarter of 2020, at approximately 50% of capacity through April of 2020 and subsequently ramped to full production capacity within a couple of weeks thereafter. Our California operations experienced significant disruptions through April 2020 due to “shelter-in-place” and “stay-at-home” orders and ordinances. Also, our operations in Tijuana and Guadalajara, Mexico have experienced significant disruptions due to similar “shelter-in-place” and

“stay-at-home” orders and ordinances. We resumed operations in Tijuana and Guadalajara during the middle of May of 2020 and returned to full production in phases.

As a result of the COVID-19 pandemic, our revenue for the first nine months of 2020 was negatively impacted primarily as a result of operational inefficiencies relating to reduced productivity levels throughout our facilities and supply chain constraints, which affected our ability to support customer demand. Additionally, the COVID-19 pandemic negatively impacted our first, second and third quarter results due to increased direct costs associated with labor expenses and personal protective equipment for our employees, as well as under absorption of fixed costs.

While our manufacturing and engineering services operations have essentially returned to pre-COVID-19 productivity levels, the COVID-19 pandemic continues to affect the Company’s operations into the fourth quarter of 2020. As a result, we expect our revenue will be in line with third quarter of 2020 levels and we do not expect a seasonal up trend in fourth quarter of 2020 revenues this year as customers are more cautious on increasing their demand signals given the economic and geopolitical environment. As we enter the fall and winter months, we may experience worsening impacts of the COVID-19 pandemic in many regions in the United States and worldwide which could further impact customer demand fluctuation.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in the United States in response to the COVID-19 pandemic. The CARES Act among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021, and contains modifications on the limitation of business interest for tax years beginning in 2019 and 2020. The Company has evaluated the impact of these provisions and has determined these provisions did not have any impact on the nine months ended September 30, 2020. In addition, the CARES Act allows for employee retention tax credits to be taken in U.S. payroll tax filings and allows for the deferral of the employer portion of social security taxes with 50% to be paid at the end of calendar years 2021 and 2022, respectively. Accordingly, the Company has deferred the payment of the employer portion of social security taxes for the nine months ended September 30, 2020 until the end of 2021 and 2022, respectively. The Company has also determined it is entitled to employee retention credits and has filed for the credits in the second quarter payroll tax reports pursuant to the guidance provided by the Internal Revenue Service. The amount of credits has been recorded in operating expenses for the nine months ended September 30, 2020.

International authorities in various jurisdictions have also allowed for cash grants, delay of tax filings, and delay of tax payments for future quarters. We have taken advantage of these benefits by delaying our tax filings and respective tax payments in various jurisdictions.

In response to uncertainties related to the impact of the COVID-19 virus, we have taken a series of actions to lower our cost structure and reduce capital expenditures. On April 29, 2020, the Company announced a temporary 10% salary reduction for all executive officers (including our named executive officers) effective April 27, 2020 through December 31, 2020 and the Company Board of Directors approved a temporary 10% reduction in their quarterly cash compensation effective April 27, 2020 through December 31, 2020. Other senior leaders in the Company took a 7% salary reduction through September 29, 2020. Additional cost reduction actions in our U.S. factories consisted of employees taking rotating time off depending on the factory loading levels. Cost reduction actions in our non-U.S. locations depend on local law requirements. Additionally, we have reduced other discretionary expenses, such as travel. We have also implemented actions to conserve our cash and cash equivalents such as reducing planned capital expenditures, deferring certain planned investments, suspending our share repurchase activity, and deferring payroll and income tax payments in accordance with the CARES Act. Finally, we have implemented certain other procedures to manage potential risks related to working capital such as closely monitoring the financial stability, payment terms and credit limits of our customers.

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

Third Quarter 2020 Highlights

Sales for the three months ended September 30, 2020 decreased 5% to $526.0 million compared to $555.2 million during the comparable 2019 period. During the third quarter of 2020, sales to customers in our various industry sectors fluctuated from the comparable 2019 period as follows:

Higher-Value Markets

• Industrials decreased by 25%,

• A&D decreased by 9%,

• Medical increased by 5%, and

• Semi-Cap increased by 45%.

Traditional Markets

• Computing decreased by 26%, and

• Telecommunications decreased by 17%.

Overall, higher-value market revenues during the third quarter were flat year-over-year. Demand strength in Medical supporting COVID-19 solutions and new product ramps and the continued Semi-Cap recovery were offset by weakness in commercial Aerospace within A&D and certain Industrials markets. Traditional market revenues were down 21% year-over-year primarily from our exit of the legacy Computing contract as discussed below.

Our sales depend on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, including in each case as a result of the COVID-19 pandemic, can adversely affect us. A substantial percentage of our sales are made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. Sales to our ten largest customers represented 42% and 41% of our sales in the nine months ended September 30, 2020 and 2019, respectively.

During 2018, as part of our ongoing process to review contracts that are marginal and dilutive to our gross margin, we made the decision not to renew a legacy contract with a large Computing customer that was to expire at the end of 2019. During the second quarter of 2019, we completed the final build out of this legacy contract and in the third quarter of 2019 had an immaterial amount of revenue from this contract as the transition was completed.

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

We have undertaken initiatives to restructure our business operations with the intention of improving utilization and reducing costs. During the first nine months of 2020, we recognized $8.7 million of restructuring charges and other costs due in part to expenses associated with various site closures and restructuring activities. In addition, during the first nine months of 2020, we incurred $5.7 million and $1.0 million in costs related to asset impairments in the Americas and Asia, respectively.

RESULTS OF OPERATIONS

The following table presents the percentage relationship that certain items in our Condensed Consolidated Statements of Income bear to sales for the periods indicated. The financial information and the discussion below should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto in Part I, Item 1 of this Report.

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2020	2019	2020	2019

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	91.2	91.2	91.9	91.6
Gross profit	8.8	8.8	8.1	8.4
Selling, general and administrative expenses	5.7	5.6	5.9	5.3
Amortization of intangible assets	0.5	0.4	0.5	0.4
Restructuring charges and other costs	1.4	1.1	1.0	0.6
Ransomware incident related costs (recovery), net	(0.3)	-	(0.1)	-
Income from operations	1.6	1.8	0.9	2.1
Other income (expenses), net	(0.3)	(0.2)	(0.3)	-
Income before income taxes	1.4	1.6	0.5	2.2
Income tax expense	0.2	0.3	0.1	0.4
Net income	1.1%	1.3%	0.4%	1.7%

Sales

Sales for the third quarter of 2020 were $526.0 million, a 5% decrease from sales of $555.2 million for the same quarter in 2019. Sales for the first nine months of 2020 were $1.5 billion, a 13% decrease from sales of $1.8 billion for the same period in 2019. Sales by industry sector were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Higher-Value Markets
Industrials	$86,184	$114,973	$276,140	$346,010
A&D	104,899	115,354	312,623	326,208
Medical	134,142	127,773	386,869	345,438
Semi-Cap	98,721	68,051	268,292	196,522
	423,946	426,151	1,243,924	1,214,178
Traditional Markets
Computing	44,339	59,522	124,793	316,522
Telecommunications	57,666	69,556	163,164	228,951
	102,005	129,078	287,957	545,473
Total	$525,951	$555,229	$1,531,881	$1,759,651

Industrials. Third quarter sales decreased 25% to $86.2 million from $115.0 million in 2019. Sales during the first nine months of 2020 decreased 20% to $276.1 million from $346.0 million in the same period of 2019. The decreases were primarily from softer demand from customers in the oil and gas industry and in both industrial commercial building and transportation markets.

Aerospace and Defense. Third quarter sales decreased 9% to $104.9 million from $115.3 million in 2019. Sales during the first nine months of 2020 were $312.6 million compared to $326.2 million in the same period of 2019. The decreases were due primarily to the general weakness in the commercial Aerospace market.

Medical. Third quarter sales increased 5% to $134.2 million from $127.8 million in 2019. Sales increased 12% to $386.9 million during the first nine months of 2020 from $345.5 million in the same period of 2019. These increases were primarily due to new program ramps and strength throughout our medical customers and increasing demand for critical devices supporting COVID-19 solution.

Semiconductor Capital Equipment. Third quarter sales increased 45% to $98.7 million from $68.0 million in 2019. Sales during the first nine months of 2020 increased 37% to $268.3 million from $196.5 million in the same period of 2019. These increases were due to continued Semi-Cap market recovery.

Computing. Third quarter sales decreased 26% to $44.3 million from $59.5 million in 2019 and decreased 61% to $124.8 million during the first nine months of 2020 from $316.5 million in the same period of 2019. These decreases were primarily related to our exit from a legacy contract as discussed above.

Telecommunications. Third quarter sales decreased 17% to $57.7 million from $69.6 million in 2019 and decreased 29% to $163.2 million during the first nine months of 2020 from $229.0 million in the same period of 2019. The decreases were primarily due to softer demand from broadband products and commercial satellite applications.

Our international operations are subject to the risks of doing business abroad. See Part I, Item 1A of our 2019 10-K for factors pertaining to our international sales and fluctuations in the exchange rates of foreign currency and for further discussion of potential adverse effects in operating results associated with the risks of doing business abroad. During the first nine months of 2020 and 2019, 51% and 46%, respectively of our sales were from our international operations.

Gross Profit

Gross profit decreased 5% to $46.4 million for the three months ended September 30, 2020 from $49.0 million in the same quarter of 2019 and decreased 16% to $124.4 million for the nine months ended September 30, 2020 from $148.2 million in the same period of 2019. For the three and nine months ended September 30, 2020, gross profit included a $0.8 million and a $1.1 million recovery, respectively, associated with customer insolvencies in 2020. For the nine months ended September 30, 2019, gross profit included a $1.0 million recovery associated with customer insolvencies in 2019. In addition, gross profit for the three and nine months ended September 30, 2019 included a $0.8 million settlement accrual with a customer. Gross margin including these charges and recoveries was 8.8% and 8.1%, respectively, for the three and nine months ended September 30, 2020 and 8.8% and 8.4%, respectively, for the three and nine months ended September 30, 2019. Excluding these items, gross margin was 8.7% and 8.0%, respectively, for the three and nine months ended September 30, 2020 compared to 8.8% and 8.4%, respectively, in the same periods of 2019. The deterioration in gross margin when comparing the periods is primarily attributable to lower revenues and the disruptive impacts caused by the COVID-19 driven by reduced productivity levels throughout our facilities, increased direct costs associated with labor expenses and personal protective equipment for our employees and under absorption of fixed costs.

Selling, General and Administrative Expenses

SG&A decreased by 4% to $29.7 million in the third quarter of 2020 compared to $30.9 million in 2019 and decreased by 3% to $89.8 million in the first nine months of 2020 compared to $92.5 million in 2019. During the nine months ended September 30, 2019, we had a $1.7 million recovery of a provision for accounts receivable associated with the insolvency of a customer. Including this adjustment to the provision to accounts receivable, SG&A increased to 5.7% of sales for the third quarter of 2020 from 5.6% in 2019, and increased to 5.9% of sales for the first nine months of 2020 from 5.3% in 2019. Excluding this adjustment to the provision to accounts receivable, SG&A increased to 5.7% of sales for the third quarter of 2020 from 5.6% in 2019 and increased to 5.9% of sales for the first nine months of 2020 from 5.4% in 2019. The increases were primarily due to lower sales and a $2.2 million provision for bad debts recorded in 2020.

Amortization of Intangible Assets

Amortization of intangible assets was $7.1 million in the first nine months of 2020 and 2019.

Restructuring Charges and Other Costs

During the first nine months of 2020, we recognized $8.7 million of restructuring charges, primarily related to site closures and restructuring activities in certain facilities in the Americas and Asia. In addition, during the first nine months of 2020, we incurred $5.7 million and $1.0 million in costs related to asset impairments in the Americas and Asia, respectively. In the first nine months of 2019, we recognized $7.4 million of restructuring charges, primarily related to reductions in workforce in certain facilities in the Americas and Asia. In addition, during the first nine months of 2019, we incurred $3.4 million in costs primarily related to fees and costs incurred in reaching the cooperation agreement with Engaged Capital and other proxy related activities as well as our CEO transition. See Note 13 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.

Ransomware Incident Related Costs (Recovery), Net

During the fourth quarter ended December 31, 2019, ransomware incident related costs incurred totaled $7.7 million, net of estimated insurance recoveries of $5.0 million. These costs were primarily comprised of certain employee related expenses and various third-party consulting services including forensic experts, legal counsel and other IT professional expenses. During the nine months ended September 30, 2020, the Company collected $6.6 million of insurance recoveries. Further insurance recoveries will be recorded when considered probable.

Interest Expense

Interest expense increased to $6.2 million during the first nine months of 2020 from $5.0 million during the comparable 2019 period due to the outstanding amounts on the Revolving Credit facility in 2020 and increased interest rates based on our higher debt leverage ratio.

Interest Income

Interest income decreased to $1.0 million during the first nine months of 2020 from $3.1 million during the comparable 2019 period due primarily to lower invested cash equivalents and the lower interest rate environment.

Income Tax Expense

Income tax expense of $1.6 million represented an effective tax rate of 19.9% for the first nine months of 2020, compared with $7.8 million for the comparable 2019 period, which represented an effective tax rate of 20.5%. The decrease in the effective tax rate was primarily due to the mix of profits and losses in our worldwide operations.

We have been granted certain tax incentives, including tax holidays, for our subsidiaries in Malaysia and Thailand that will expire at various dates, unless extended or otherwise renegotiated, through 2021 in Malaysia and 2028 in Thailand. See Note 9 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.

Net Income

We reported net income of $6.4 million, or $0.17 per diluted share, for the first nine months of 2020, compared with a net income of $30.4 million, or $0.77 per diluted share, for the same period in 2019. The net decrease of $24.0 million from 2019 was primarily the result of lower gross profit as well as higher restructuring charges and other costs in 2020.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our organic growth and operations through funds generated from operations and occasional borrowings under our revolving credit facility. Cash and cash equivalents and restricted cash totaled $334.8 million at September 30, 2020 and $364.0 million at December 31, 2019, of which $174.1 million and $197.8 million, respectively, were held outside the U.S. in various foreign subsidiaries.

Cash provided by operating activities during the first nine months of 2020 was $25.6 million and consisted primarily of $6.4 million of net income adjusted for $36.9 million of depreciation and amortization, a $16.4 million decrease in accounts receivable, and a $21.1 million increase in customer deposits, partially offset by a $37.1 million increase in inventories and a $18.3 million decrease in accounts payable and a $13.5 million decrease in accrued liabilities. The decrease in accounts receivable was attributable to lower sales. The increase in customer deposits was primarily a result of deposits received from customers to cover higher inventory balances. The increase in inventories is primarily related to mix changes from customers and inventory to support long productions cycles for products in our Semi-Cap and Medical sectors. The decrease in accounts payable and accrued liabilities was primarily a result of the timing of payments. Working capital was $0.7 billion at September 30, 2020 and at December 31, 2019.

We purchase components only after customer orders or forecasts are received, which mitigates, but does not eliminate, the risk of loss on inventories. Supplies of electronic components and other materials used in operations are subject to industry-wide shortages. In certain instances, suppliers may allocate available quantities to us. If shortages of these components and other material supplies used in operations occur, vendors may not ship the quantities we need for production, and we may be forced to delay shipments, which can increase backorders and impact cash flows. We have also experienced, and continue to experience, labor constraints due to the COVID-19 virus.

Cash used in investing activities during the first nine months was $26.5 million for 2020, primarily due to purchases of additional property, plant and equipment totaling $26.1 million. The purchases of property, plant and equipment were primarily for machinery and equipment in the Americas and Asia.

Cash used in financing activities during the first nine months of 2020 was $29.7 million. Share repurchases totaled $19.3 million, net borrowing activities on long-term debt totaled $8.4 million, dividends totaled $17.2 million, and we received $0.4 million from the exercise of stock options.

Under the terms of our $650.0 million Credit Agreement, in addition to the Term Loan facility, we have a $500.0 million five-year revolving credit facility to be used for general corporate purposes (subject to compliance with financial covenants as to interest coverage and debt leverage, in addition to other debt covenant restrictions), both with a maturity date of July 20, 2023. The Credit Agreement includes an accordion feature pursuant to which total commitments under the facility may be increased by an additional $275.0 million, subject to satisfaction of certain conditions. As of September 30, 2020, we had $138.8 million in borrowings outstanding under the Term Loan Facility and $15.0 million in borrowings and $3.7 million in letters of credit outstanding under the Revolving Credit Facility, respectively. See Note 6 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report for more information regarding the terms of the Credit Agreement.

The Credit Agreement contains certain financial covenants as to interest coverage and debt leverage, and certain customary affirmative and negative covenants, including restrictions on our ability to incur additional debt and liens, pay dividends, repurchase shares, sell assets and merge or consolidate with other persons. Amounts due under the Credit Agreement could be accelerated upon specified events of default, including a failure to pay amounts due, breach of a covenant, material inaccuracy of a representation, or occurrence of bankruptcy or insolvency, subject, in some cases, to cure periods. As of September 30, 2020, we were in compliance with all these covenants and restrictions.

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

As of September 30, 2020, we had cash and cash equivalents and restricted cash totaling $334.8 million and $481.3 million available for borrowings under the Revolving Credit Facility, subject to compliance with financial covenants as to interest coverage and debt leverage, in addition to other debt covenant restrictions as described above. During the next 12 months, we believe our capital expenditures will approximate $45 million to $50 million, principally for machinery and equipment to support our ongoing business around the globe, in addition to expenditures for information technology infrastructure items and software.

On October 26, 2018, our Board of Directors approved an expanded stock repurchase program granting us the authority to repurchase up to $100 million in common stock in addition to the $250 million approved on March 6, 2018. On February 19, 2020, the Board of Directors authorized the repurchase of an additional $150 million of the Company’s common stock. During the nine months ended September 30, 2020, the

Company repurchased a total of 0.7 million common shares for an aggregate of $19.3 million at an average price of $26.69 per share. As of September 30, 2020, we had $210.1 million remaining under the share repurchase authorization to purchase additional shares. We are under no commitment or obligation to repurchase any amount of common stock.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2020, we did not have any significant off-balance sheet arrangements. See Note 16 to the Condensed Consolidated Financial Statements.

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

We transact business in various foreign countries and are subject to foreign currency fluctuation risks. We use natural hedging and forward contracts to economically hedge transactional exposure primarily associated with trade accounts receivable, other receivables and trade accounts payable that are denominated in a currency other than the functional currency of the respective operating entity. We do not use derivative financial instruments for speculative purposes. The forward contract in place as of September 30, 2020 has not been designated as an accounting hedge and, therefore, changes in fair value are recorded within our Condensed Consolidated Statements of Income.

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

We are also exposed to interest rate risk on borrowings under our Credit Agreement. As of September 30, 2020, we had $15.0 million outstanding on the floating rate revolving credit facility. In addition, we had $138.8 million outstanding on the floating rate term loan facility, and we have an interest rate swap agreement with a notional amount of $138.8 million. Under this swap agreement, we receive variable rate interest rate payments and pay fixed rate interest payments. The effect of this swap is to convert a portion our floating rate interest expense to fixed interest rate expense. The interest rate swap is designated as a cash flow hedge. For additional information, see Note 16 to the Condensed Consolidated Financial Statements in Item 1 of this Report.

Item 4 – Controls and Procedures

As of the end of the period covered by this Report, the Company’s management (with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO)) conducted an evaluation pursuant to Rule 13a-15 under the Exchange Act, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act). Based on this evaluation, the CEO and CFO concluded that as of the end of the period covered by this Report such disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Additionally, the controls and procedures were designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Benchmark provides critical infrastructure products and essential services in each of our locations. However, as a result of the COVID-19 pandemic, including the related responses from government authorities, the Company’s operations were impacted worldwide starting in the first quarter of 2020. For example, several of the Company’s facilities worldwide have been affected by government enacted plant shut-downs, stay-at-home or shelter-in-place or similar restrictions, which have resulted in reduced productivity levels throughout our facilities. Additionally, the Company experienced a challenging supply chain environment and labor constraints, as well as increased direct costs and under absorption of fixed costs, due to the COVID-19 pandemic. For additional information see “—COVID-19 Pandemic Update” in Part I, Item 2 of this Report.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information for the quarter ended September 30, 2020 about the Company’s repurchases of its equity securities registered pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES
(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares	Dollar Value)
			(or Units)	of Shares
			Purchased as	(or Units) that
	(a) Total		Part of	May Yet Be
	Number of		Publicly	Purchased
	Shares (or	(b) Average	Announced	Under the
	Units)	Price Paid per Share	Plans or	Plans or
Period	Purchased(1)	(or Unit)(2)	Programs	Programs(3)
July 1 to 31, 2020	—	—	—	$210.1 million
August 1 to 31, 2020	—	—	—	$210.1 million
September 1 to 30, 2020	—	—	—	$210.1 million
Total	—	—	—

(1) All stock repurchases were made on the open market.

(2) Average price paid per share is calculated on a settlement basis and excludes commission.

(3) On October 30, 2018, the Company announced that the Board of Directors authorized the repurchase of $100 million of the Company’s common stock in addition to the $250 million previously announced on March 7, 2018. On February 24, 2020, the Company announced that the Board of Directors authorized the repurchase of an additional $150 million of the Company’s common stock. Net of shares repurchased to date, the total remaining authorization outstanding as of September 30, 2020 is $210.1 million. Stock purchases may be made in the open market, in privately negotiated transactions or block transactions, at the discretion of the Company’s management and as market conditions warrant. Purchases are funded from available cash and may be commenced, suspended or discontinued at any time without prior notice. Shares of stock repurchased under the program are retired.

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

(2) Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 5, 2020.

BENCHMARK ELECTRONICS, INC.
(Registrant)
By: /s/ Jeffrey W. Benck
Jeffrey W. Benck
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Roop K. Lakkaraju
Roop K. Lakkaraju
Chief Financial Officer
(Principal Financial and Accounting Officer)