Form 10-K
period 2020-12-31
BENCHMARK ELECTRONICS INC
filed 2021-03-01
CIK 863436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Act). Yes ☐ No ☑

As of June 30, 2020, the number of outstanding common shares was 36,460,944. As of such date, the aggregate market value of the common shares held by non-affiliates, based on the closing price of the common shares on the New York Stock Exchange on such date, was approximately $0.8 billion.

As of February 25, 2021, there were 36,326,722 common shares of Benchmark Electronics, Inc., par value $0.10 per share, outstanding.

Documents Incorporated by Reference:

Portions of the Company’s Proxy Statement for the 2021 Annual Shareholders Meeting are incorporated herein by reference (Part III, Items 10-14).

PART I

Item 1.  Business.

This Annual Report on Form 10-K (Report) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts and may include words such as “anticipate,” “believe,” “intend,” “plan,” “project,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” “will,” “could,” “predict,” and similar expressions or the negative or other variations thereof. In particular, statements, express or implied, concerning future operating results, our ability to generate sales, income or cash flow, the anticipated impact of the COVID-19 pandemic, our anticipated plans and responses to the COVID-19 pandemic, our expected revenue mix, our business strategy and strategic initiatives, our repurchases of shares of our common stock and our intentions concerning the payment of dividends, among others, are forward-looking statements. Although we believe these statements are based upon reasonable assumptions, they involve risks, uncertainties and assumptions that are beyond our ability to control or predict, relating to operations, markets and the business environment generally, including those discussed under Part I, Item 1A of this Report and in any of our subsequent reports filed with the Securities and Exchange Commission (SEC). In particular, these statements also depend on the duration, severity and evolution of the COVID-19 pandemic and related risks, including government and other third-party responses to it and the consequences for the global economy, our business and the businesses of our suppliers and customers, as well as our ability (or inability) to execute on our plans to respond to the COVID-19 pandemic. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes, including the future results of our operations, may vary materially from those indicated. Undue reliance should not be placed on any forward-looking statements. Forward-looking statements are not guarantees of performance. All forward-looking statements included in this document are based upon information available to us as of the date of this document, and we assume no obligation to update them.

Our fiscal year ends on December 31. Consequently, references to 2020 relate to the calendar year ended December 31, 2020; references to 2019 relate to the calendar year ended December 31, 2019, etc.

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

Our customer engagement focuses on three principal areas:

•

Design & Engineering Services, which include design for manufacturability, manufacturing process and test development, concurrent and sustaining engineering, turnkey product design and regulatory services. Our engineering services may be for systems, sub-systems, printed circuit boards and assemblies, and components. We provide these services across all the industries we serve, but focus primarily in regulated industries such as medical, complex industrials, A&D, and semi-cap.

•

Technology Solutions, which involve developing a library of building blocks or reference designs primarily in defense solutions, surveillance systems, radio frequency and high-speed design, and front-end managed connectivity data collection systems. We often merge these technology solutions with engineering services to provide turnkey product development from requirements through to volume production that we support with our manufacturing services. Our building blocks can be utilized across a variety of industries but we have significant capabilities in the A&D and the complex industrials markets. We have also developed differentiated capabilities in radio frequency (RF) and high-speed design for both components and substrates. The need to reduce size, weight, and power (SWaP) to accommodate high frequency electronics communications is important to customers in the A&D, medical and next generation telecommunications markets.

•	Manufacturing Services, which include printed circuit board assemblies (PCBAs) using both traditional surface mount technologies (SMT) and microelectronics, subsystem assembly, system build and integration. System builds and integration often involve building a finished assembly that includes PCBAs, complex subsystem assemblies, mechatronics, displays, optics, and other components. These final products may be configured to order and delivered directly to the end-customer across all the industries we serve. Manufacturing services also includes precision technology services comprised of precision machining, advanced metal joining, assembly and functional testing primarily for the semi-cap market (serving semiconductor capital equipment customers) and A&D markets.

Our core strength lies in our ability to provide concept-to-production solutions in support of our customers. Our global manufacturing presence increases our ability to respond to our customers’ needs by providing accelerated time-to-market and time-to-volume production of high-quality products – especially for complex products with lower volume and higher mix in regulated markets with higher reliability requirements. These capabilities enable us to build strong strategic relationships with our customers and to become an integral part of their business.

We believe our primary competitive advantages are our leading edge technical capabilities in engineering services (including product design in which we can take a product idea from concept to design to volume manufacturing), technology solutions (especially high frequency RF solutions, microelectronics, and miniaturization), and manufacturing services (including electronics and complex precision machining capabilities) provided by highly skilled personnel. We also have diversified end market and regulated market experience in our targeted higher-value markets.  To support customers in these markets, we have invested in strategic global supply chain design and execution.

In addition, we believe that a strong focus on human capital through the talent we hire and retain is critical to maintaining our competitiveness. We are driving a customer-centric organization with a high degree of accountability and ownership to develop processes necessary to exceed customer expectations and deliver financial performance aligned to our goals. Through our employee feedback process, we solicit and act upon information to improve our company and better support our customers and business processes in the future. We have taken steps to attract the best leaders and are accelerating our efforts to increase our diversity and inclusion in our employee and management ranks as we seek to develop an innovative and forward thinking workforce for the future.

Our Industry

Outsourcing engineering and manufacturing services enable OEMs to concentrate on their core strengths, such as research and development, branding, and marketing and sales. In an outsourcing model, OEMs also benefit from improved efficiencies and reduced production costs, volume purchasing leverage, reduced fixed capital investments, improved inventory management, and access to global engineering and manufacturing resources. OEMs continue to turn to outsourcing partners to reduce time-to-market and time-to-volume production through utilization of their service providers’ product design and engineering services, technology solutions and manufacturing services.

Outsourcing rates fluctuate periodically, and not all industries we serve are outsourcing at the same growth rates. The traditional markets of computing and telecommunications have used the outsourcing model for a number of years and have a lower outsourcing growth potential than the less-outsourced medical, complex industrials, A&D, and semi-cap markets, which we identify as our higher-value markets. The higher-value markets typically provide the opportunity for increased value-add which leads to higher profitability than the traditional markets and in some cases provide the potential for stable growth. The higher-value markets also align well with our expertise in more complex and highly regulated products, and we believe we are well-positioned to capitalize on increased outsourcing in these markets.

Our Strategy

Our goal is to be the solutions provider of choice to leading OEMs that we believe offer the greatest potential for profitable growth. To meet this goal, we have implemented the following strategies:

•

Focus on More Complex Products for Customers. EMS providers serve a wide range of OEMs in different industries, offering scalable electronics assembly as a service. The product scope ranges from easy-to-assemble, low-cost, high-volume products targeted for the consumer market to complicated, state-of-the-art, mission-critical products. Higher-volume manufacturing customers in the more traditional markets of computing and telecommunications often compete on price with short product life cycles and require less value-add from EMS providers. We focus on lower-volume manufacturing customers in the A&D, medical, and industrial markets, which are often in highly regulated industries where they are increasingly outsourcing higher value-added services to their EMS providers to meet stringent regulatory and time-to-market requirements. In the traditional markets, we focus on customers with more complex requirements such as high-performance computing and next generation telecommunications. In the higher-value markets where outsourcing growth rates are increasing and product life cycles are longer, we focus on customers where there is a strong match between our capabilities and their needs. Our objective is to achieve annual sales from higher-value market customers around 80% of total revenue which may fluctuate from period to period based on the mix of revenue between sectors.

•

Lead with Design & Engineering Services and Leverage Advanced Technology Solutions. In addition to strength in manufacturing complex high-density PCBAs, complex mechanical systems, and full systems integration, we offer customers specialized and tailored advanced design solutions, including technology building blocks and engineering services. We provide this engineering expertise through our design centers in the United States and Mexico (Americas), Asia and Europe. Leading with engineering is important to our strategy to increase sales to customers in our targeted higher-value markets where products require high quality, extreme reliability and low product failure rates. By leveraging our advanced technology and engineering solutions, customers can focus on core branding and marketing initiatives while we focus on bringing their products to market faster and more efficiently.

•

Maintain and Develop Close, Long-Term Relationships with our Customers. Our strategy is focused on establishing long-term relationships with leading OEMs in growth industries by becoming an integral part of their concept-to-production and full product life cycle requirements. To accomplish this, we rely on our business development executives, account managers, site program managers and general management teams to respond with speed and flexibility to frequently changing customer design specifications and production requirements. We focus on caring for our customers and ensuring that their needs are consistently met or exceeded.

•

Deliver Complete Manufacturing Solutions Globally. OEMs increasingly require a wide range of specialized design engineering and manufacturing services from EMS providers in order to reduce costs and accelerate their time-to-market and time-to-volume production. Building on our integrated engineering and manufacturing capabilities, we offer services from initial product design and test to final product assembly and distribution to OEM customers. Our precision technology services and complex mechanical manufacturing, along with our systems integration assembly and direct order fulfillment services, allow our customers the potential to reduce product cost and risk of product obsolescence by reducing their total work-in-process and finished goods inventory. These services are available at many of our manufacturing locations and allow us to offer customers the flexibility to move quickly from design and initial product introduction to production and distribution. We also offer our customers the opportunity to combine the benefits of low-cost manufacturing with the benefits and capabilities of our higher complexity support in Americas, Asia and Europe.

•

Continue to Seek Cost Savings and Operational Excellence. We seek to optimize our network of facilities to provide cost-efficient services for our customers. We have a global culture of continuous improvement, sharing best practices and implementing lean principles. We will continue to drive lean and operational excellence initiatives with common global processes that allow us to optimize our cost structure and capacity. Our customers benefit from these initiatives by sharing in the cost savings and knowing that their manufacturing partner can scale to meet their growth needs.

•

Optimize our Global Footprint. We will continue to evaluate our global footprint to ensure we are improving the utilization of our facilities, expanding in the regional locations where customers would like to do business with us, and investing capital in new capabilities that match identified market needs. This effort has led to some site closures and site expansion across our network as appropriate.

•

Pursue Strategic Acquisitions. Our capabilities have continued to expand through acquisitions, and we will continue to selectively seek acquisitions which expand our core technology capabilities and expand the value of our services to new and existing customers.

•

Capital Allocation. In support of our financial goals, we will continue a strong focus on cash conversion and appropriate capital management. We continue to be focused on effective capital deployment by balancing appropriate investments to support ongoing business and driving organic growth while providing returns to our shareholders through dividends and share repurchases. Future investments may include augmenting internal technical capabilities complemented by targeted acquisitions.

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

•

New Product Design, Prototype, Testing and Related Engineering Services. We offer a full spectrum of new product design, automation, test development, prototype and related engineering services for projects contracted by our customers who pay for and own the resulting designs in our contract design services business. We employ a proven seven-step process for concept-to-production in our design services model that enables a shorter product development cycle and gives our customers a competitive advantage in time-to-market and time-to-profit. Our multi-disciplined engineering teams provide expertise in a number of core competencies critical to serving OEMs in our target markets, including award-winning industrial design, mechanical and electrical hardware, firmware, software and systems integration and support. We create specifications, designs and quick-turn prototypes, then validate and ramp our customers’ products into volume manufacturing.

•

Custom Testing and Automation Equipment Design and Build Services. We provide our customers a comprehensive range of custom circuit and functional test equipment, process automation and replication solutions. We have expertise in tooling design, test solutions, equipment control and process, systems planning, process automation, systems integration, replication and programming. Our custom test solutions, process automation and replication services are available to our customers as part of our full-service product design and manufacturing solutions package or on a stand-alone basis for products designed elsewhere. We also provide custom test equipment and automation system solutions to OEMs, which pay for and own the designs. Our ability to provide these solutions allows us to capitalize on OEMs’ increasing needs for custom manufacturing solutions and provides an additional opportunity for us to introduce these customers to our comprehensive engineering and manufacturing services.

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

Manufacturing Services (Electronics Manufacturing and Testing Services):

As OEMs seek to provide greater functionality in smaller products, they increasingly require sophisticated manufacturing technologies and processes. Our investment in advanced manufacturing equipment and process development, as well as our experience in innovative packaging and interconnect technologies, enable us to offer a variety of advanced manufacturing solutions. These packaging and interconnect technologies include but are not limited to:

•

Printed Circuit Board Assembly (PCBA) & Test. We offer our customers expertise in a wide variety of traditional and advanced manufacturing technologies. Our technical expertise supports complex, PCBA and test solutions, assembly of subsystems, circuitry and functionality testing of printed assemblies, environmental and stress testing and component reliability testing.

We provide our customers with a comprehensive set of PCBA manufacturing technologies and solutions, which include:

•	Surface mount technology
-	Micro-Ball Grid Array
-	Land Grid Array

-	Quad Flat No-Leads
-	Package-on-Package
-	01005 Chip Components
-	Circuit Design and Fabrication of Hybrid interconnect and CCDs
•	Substrate Technology; Rigid Epoxy, Flex, Ceramic, Glass, Rigid-Flex;
•	Plated through hole technology;
•	Pin-in-Paste Technology;
•	Hybrid RoHS soldering processes;
•	Wafer-Level CSP (WLCSP);
•	Flip Chip;
•	Chip-on-Board and Wire-Bonding;
•	In-Circuit Test;
•	Microelectronics, and
-	Mixed SMT and Microelectronics assembly
•	Inspection and Test solutions
-	Automated optical inspection (2D & 3D)
-	Automated x-ray inspection
-	Flying Probe
-	Boundary Scan Test
-	In-Circuit Test
-	Board Level Functional Testing
-	Device/System Integration Functional Test
-	Electrical Safety Test
-	Microelectronics Test
-	Vibration, ESS, HASS and HALT

We also provide specialized solutions in support of our customers’ components, products and systems, which include:

•	Conformal Coating and Potting;
•	Underfill and Encapsulation;
•	Ultrasonic Welding;
•	Automation Solutions;
•	Complex Final Assembly;
•	Configure | Build to Order;
•	Fluidics Assembly;
•	Splicing and Connectorization for Optical Applications;
•	Hybrid Optical/Electrical Printed Circuit Board Assembly and Testing; and
•	Sub-Micron Alignment of Optical Sub-Assemblies.
•

Component Engineering Services. We provide support to our customers to understand the evolving international environmental laws and regulations on content, packaging, labeling and similar issues concerning the environmental impact of their products, including: “RoHS” (EU Directive 2011/65/EC on Restriction of certain Hazardous Substances); “WEEE” (EU Directive 2002/96/EC on Waste Electrical and Electronic Equipment); “REACH” (EC Regulation No 1907/2006 on Registration, Evaluation and Authorization of Chemicals); EU Member States’ Implementation of the foregoing; “Conflict Minerals” as defined in the U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act § 1502(b), implementing legislation and rules; and the People’s Republic of China (PRC) Management Methods for the Restriction of the Use of Hazardous Substances in Electrical and Electronic Products. Manufacturing sites in the Americas, Asia and Europe regions are experienced with both water soluble and no-clean processes.

•

Systems Assembly & Test. We offer a full spectrum of subsystem and system integration services. These include assembly, configuration and testing for all industries we service. We design, develop and build product-specific manufacturing processes utilizing manual, mechanized or fully automated lines to meet our customers’ product volume and quality requirements. We work with our customers to develop product-

specific test strategies. Our test capabilities include manufacturing defect analysis, in-circuit tests to check the circuitry of the board and functional tests to confirm that the board or assembly operates in accordance with its final design and manufacturing specifications. We either custom design test equipment and software ourselves or use test equipment and software provided by our customers. We also offer our own internally designed functional test solutions for greater cost savings and flexibility and provide environmental stress tests of assemblies of boards or systems. We also provide product life cycle testing services, such as ongoing reliability testing where units are continuously cycled for extended periods while monitoring for early-life failures.

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

Precision Technology Services (Precision Machining and Complex Vertically Integrated Assemblies):

In addition to traditional EMS, we offer complex precision technology services including full electromechanical assembly and testing services.

•	Precision Technologies Group. We provide vertically integrated precision mechanical components and complex electromechanical assemblies. The processes supporting these include:
-	Complex Small / Medium / Large Precision Machining;
-	Advanced metal joining including vacuum chamber welding, electron beam laser and brazing;
-	Multi-Axis Robotic Grinding for demanding applications such as turbine blades and scientific instruments;
-	Complex Clean Room Assembly and Functional Test;
-	Major Electromechanical Assemblies;
-	Large precision and industrial frames; and
-	Sheet metal and paint.

Our global network of operations includes manufacturing facilities in eight countries, which are strategically located to support full product life cycle services for our customers. We have domestic facilities in Alabama, Arizona, California, Minnesota, New Hampshire and Texas and international facilities in China, Malaysia, Mexico, Netherlands, Romania, Singapore and Thailand. Our network also includes engineering centers that lead customer engagements and provide solutions to customers in the Americas, Asia and Europe. Additionally, we are compliant with and/or hold the following accreditations, certifications and registrations by geography:

	Americas	Europe	Asia
ISO 13485 – Medical	√	√	√
FDA/QSR Compliant – Medical	√		√
ISO 14971 – Medical Risk Management	√
MedAccred	√		√
AS9100 – Aerospace	√	√	√
ITAR (International Traffic and Arms)	√	√
Nadcap (National Aerospace & Defense Assoc. Program)	√		√
FAA Approved Parts Manufacturer – Aviation	√
IATF 16949 – Automotive	√		√
TL9000 – Telecommunications	√
ANSI ESD S20:20	√	√	√
ISO 9001 – Quality	√	√	√
ISO 14001 – Environmental Health and Safety	√	√	√
OHSAS 18001/ISO 45001 – Occupational Health and Safety	√	√	√

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

•

Supply Chain Management. We offer full end-to-end supply chain design, inventory-management and volume-procurement capabilities to provide assurance of supply, optimized cost, and reduced total cycle time. Our materials strategy focuses on leveraging our procurement volume company-wide while providing local execution for maximum flexibility. We employ a full complement of electronic data interchange transactions with our suppliers to coordinate forecasts, orders, reschedules, and inventory and component lead times. Our ERP systems provide product and production information to our supply chain management, engineering change management and floor control systems. Our information systems include a proprietary module that controls serialization, production and quality data for all of our facilities around the world using state-of-the-art statistical process control techniques for continuous process improvements. To enhance our ability to rapidly respond to changes in our customers’ requirements by effectively managing changes in our supply chain, we utilize web-based interfaces and real-time supply chain management software products, which allow for scaling operations to meet customer needs, shifting capacity in response to product demand fluctuations, reducing materials costs and effectively distributing products to our customers or their end-customers.

•

Direct Order Fulfillment. We provide direct order fulfillment for some of our OEM customers. Direct order fulfillment involves receiving customer orders, configuring products to quickly fill the orders and delivering the products either to the OEM, a distribution channel or directly to the end customer. We manage our direct order fulfillment processes using a core set of common systems and processes that receive order information from the customer and provide comprehensive supply chain management, including procurement and production planning. These systems and processes enable us to process orders for multiple system configurations and varying production quantities, including single units. Our direct order fulfillment services include build-to-order (BTO) and configure-to-order (CTO) capabilities. BTO involves building a complete system in real-time to a highly customized configuration ordered by the OEM’s end customer. CTO involves configuring systems to an end customer’s specifications at the time the product is ordered. The end customer typically places this order by choosing from a variety of possible system configurations and options. We are capable of meeting a 2- to 24-hour turnaround time for BTO and CTO fulfillment. We support our direct order fulfillment services with logistics that include delivery of parts and assemblies to the final assembly site, distribution and shipment of finished systems, and processing of customer returns.

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

The following table sets forth the percentages of our sales by sector for 2020, 2019 and 2018.

Higher-Value Markets	2020	2019	2018
Industrials	18%	20%	19%
A&D	21	19	16
Medical	24	20	15
Semi-Cap(1)	18	12	14
	81%	71%	64%

Traditional Markets	2020	2019	2018
Computing	8%	16%	23%
Telecommunications	11	13	13
	19%	29%	36%
Total	100%	100%	100%

(1) Prior to the second quarter of 2019, results in the semi-cap sector were reported under test and instrumentation.

A substantial percentage of our sales are made to a small number of customers and the loss of a major customer, if not replaced, would adversely affect us. Sales to our ten largest customers represented 41%, 38% and 44% of our sales in 2020, 2019 and 2018, respectively. In 2020, sales to Applied Materials represented 12% of our sales. In 2019, no single customer represented 10% or more of our sales and in 2018, sales to International Business Machines Corporation represented 13% of our sales.

During the first quarter of 2019, we indicated we would not renew a legacy computing contract with a long-standing customer that represented $324 million and $285 million in revenue in 2018 and 2017, respectively.  When this contract was last renewed in early 2016, it was assumed that the related product line would go end-of-life or decline substantially over time. The opposite happened and business performance on this contract deteriorated due to model mix and supply chain changes.  We notified the customer that we would not renew the contract past the expiration date at the end of 2019.  We coordinated a transition plan with the customer and fully exited the contract in the third quarter of 2019. For additional information, see “Risk Factors—The loss of a major customer would adversely affect us” in Part I, Item 1A of this Report and “2020 Overview” in Part II, Item 7 of this Report.

Seasonality

Seasonality in our business has historically been driven by customer complexion and product mix, particularly the industries that our customers serve. Although we have historically experienced higher sales during the fourth quarter, this pattern does not repeat itself every year. In addition, we typically experience our lowest sales volume in the first quarter of each year.

Suppliers

We maintain a network of suppliers of components and other materials used in our operations. We procure components when a purchase order or forecast is received from a customer and occasionally utilize components or other materials for which a supplier is the single source of supply. If any of these single-source suppliers were unable to provide these materials, a shortage of components could temporarily interrupt our operations and lower our profits until an alternate component could be identified and qualified for use. For additional information, see “Risk Factors—Shortages or price increases of components specified by our customers would delay shipments and adversely affect our profitability” in Part I, Item 1A of this Report. Although we occasionally experience component shortages and longer lead times for various components, we have generally been able to reduce the impact of component shortages by working with customers to reschedule deliveries and with suppliers to provide the needed components using just-in-time inventory programs, or by purchasing components at slightly higher prices from distributors rather than directly from manufacturers. In addition, by developing long-term relationships with suppliers, we have been better able to minimize the effects of component shortages compared to manufacturers without such relationships. The goal of these procedures is to reduce our inventory risk.

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

Environmental, Social & Governance (ESG) & Sustainability

Benchmark continues to evolve and improve upon its ESG strategy and is implementing and managing long-term, strategic sustainability initiatives.  The Nominating/Governance Committee of our Board of Directors is sponsoring this effort and in 2020, Benchmark established an ESG/Sustainability Council.  The ESG/Sustainability Council is currently chaired by Stephen J. Beaver, SVP, General Counsel & Chief Legal Officer, who is a member of our senior executive leadership team.  The Council also includes a cross-functional team of leaders representing operations, human resources, supply chain, regulatory compliance, finance, marketing communications, investor relations, facilities and the legal department.  The team has performed a materiality assessment aligned with the Sustainability Accounting Standards Board (SASB) with the goal of developing future reporting that will likely include other frameworks such as the Global Reporting Initiative (GRI), United Nations Sustainable Development Goals (SDG) and the Task Force on Climate-Related Financial Disclosures (TCFD). For additional information, see “Human Capital Management” below.

Benchmark’s long-term commitment to sustainability is comprehensive, placing increased focus and emphasis on environmental consciousness, social responsibility, ethics and corporate governance, and supply chain ecosystem responsibility. Our goal is to do our part in contributing to a more sustainable world, while providing value to our shareholders consistent with our business objectives. Our sustainability priorities include:

Environmental Responsibility:

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

Care for Our People:

•	We believe in upholding the principle of human rights, worker safety and observing fair labor practices within our organization and our supply chain.
•

We embrace diverse viewpoints and perspectives, recognizing that greater inclusion fosters innovation and achieves better decision making and financial results.  Thus, we are strengthening our diversity, equity and inclusion programs with a planned set of actions around organizational training, refreshed company values, and a revitalized recruitment strategy.

•

We are committed to ensuring that proper working conditions exist for the safety of our employees, such as the implementation of 6S and visual management practices, developing, implementing and continuously improving our Occupational Health and Safety Management System, and providing appropriate education, reporting and controls.

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

•	We believe these efforts strengthen our enterprise ethics and compliance efforts and foster the environment where employees and stakeholders can express and have concerns resolved.

Supply Chain Responsibility:

•	We are committed to sourcing with suppliers willing to support our sustainability initiatives.
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

•

Benchmark also endorses EcoVadis, a provider of sustainability ratings, intelligence and collaborative performance improvement tools for global supply chains. The EcoVadis methodology evaluates criteria across four themes:  environment, fair labor practices, ethics/fair business practices and supply chains. In 2019, Benchmark was awarded the EcoVadis Silver Medal-Sustainability rating.

•

Benchmark also supports Rule 13p-1 under the Exchange Act (Conflict Minerals Law) and efforts to avoid sourcing conflict minerals that directly or indirectly finance or benefit armed groups in the Democratic Republic of Congo (DRC) and in adjoining countries. Consistent with the Conflict Minerals Law and the OECD Due Diligence Guidance concerning conflict minerals, Benchmark adopted the Conflict Free Sourcing Initiative Due Diligence reporting process and seeks to obtain conflict minerals content declarations from its suppliers, all in an effort to promote supply chain transparency. Benchmark does not directly source tin, tantalum, tungsten or gold (3TG) from mines, smelters or refiners, and is in most cases several or more levels removed from these supply chain participants.

•	Benchmark therefore expects:
-	our suppliers to source 3TG only from smelters and refiners validated as being conflict free and that do not directly or indirectly benefit or finance armed groups in the DRC or other covered country;
-	our suppliers to fully-comply with the Conflict Minerals Law and provide all necessary declarations;
-

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

Human Capital Management

Our employees are an indispensable contributor to our success.  Only an inspired community of talented employees enable us to realize our Company Vision of “positively impacting lives by solving complex challenges with our customers, creating innovative products that no one imagined were possible.”

We believe we have a responsibility to foster the best possible work environment for everyone in our organization through sound ethical and organizational governance, by promoting business ethics and integrity, and by embracing equality, diversity and inclusion throughout our organization and even extending to the board room. For additional information, see “Environmental, Social & Governance (ESG) & Sustainability—Ethics & Corporate Responsibility,” in Part I, Item 1 of this Report.

As mentioned, we established an ESG/Sustainability Council in 2020 with Board oversight to drive the five tenets of our long-term ESG strategy:  Environmental Responsibility, Our People, Our Community, Governance and COVID-19 Response.  Our commitment to ESG and these tenets is a strategic imperative as we build a sustainable infrastructure across the Company.  In partnership with our employees, we are committed to protecting the natural environment and our community through pollution prevention, conservation, responsible use and sustainable practices.  Through our sustainability initiatives, we further engage our employees to ensure that our business practices support diversity and inclusion to build an innovative workforce and to strive toward having our organization reflect the complexion of our customers and suppliers.  We are strengthening our diversity and inclusion programs with a planned set of actions around organizational training, refreshed company values, and a revitalized recruitment strategy.  In our view, the goals of providing value to shareholders and upholding the principle of human rights and treating people fairly and with dignity are integrally interconnected.  To this end, we actively participate in the development of our surrounding community.  In June 2020, our CEO Jeffrey Benck broadly communicated our commitment to taking positive steps toward promoting equality and supporting racial justice.  In furtherance of this objective, in the fourth quarter of 2020, the One Benchmark Foundation made donations to advance the cause around racial inequality.

The safety of our employees is also of paramount concern to us.  We are committed to ensuring that proper working conditions exist for the safety of our employees, such as the implementation of 6S and visual management practices, developing, implementing and continuously improving our Occupational Health and Safety Management System, and providing appropriate education, reporting and controls.  We engage our employees to participate in decision-making as part of our Occupational Health and Safety Management System to ensure that we are developing, implementing and continuously improving our health and safety ecosystem and performance to prevent injury and illness.  From the onset of the COVID-19 pandemic, we established a COVID-19 Task Force, a cross-functional advisory team of Company leaders committed to promoting the health and safety of our employees in accordance with Centers for Disease Control and Prevention (CDC) guidelines and ensuring that our employees’ safety remains a constant focal point.  The COVID-19 Task Force has promulgated policies, procedures, protocols and guidelines relating to symptom awareness and contact tracing, remote work requirements, effective hygiene practices, travel restrictions, temperature screening and visitor protocols, social distancing, facial mask requirements, enhanced cleaning protocols and decontamination procedures.

As of December 31, 2020, we employed approximately 11,234 people, approximately 376 of whom were engaged in design and development engineering. None of our domestic employees are represented by a labor union. In certain international locations, our employees are represented by labor unions and by works councils. Some European countries also often have mandatory legal provisions regarding terms of employment, severance compensation and other conditions of employment that are more restrictive than U.S. laws. We have never experienced a strike or similar work stoppage, and we believe that our employee and labor relations are strong.

Segments and International Operations

We have manufacturing facilities in the Americas, Asia and Europe to serve our customers. Benchmark is operated and managed geographically, and management evaluates performance and allocates resources on a geographic basis. We currently operate outside the United States in China, Malaysia, Mexico, Netherlands, Romania, Singapore and Thailand. During 2020, 2019 and 2018, 52%, 47% and 45%, respectively, of our sales were from our international operations. See Note 9 and Note 14 to consolidated financial statements in Part II, Item 8 of this Report for segment and geographical information.

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

We periodically generate and temporarily handle limited amounts of materials that are considered hazardous waste under applicable law. We contract for the off-site disposal of these materials and have implemented a waste management program to address related regulatory issues. For additional information, see “Risk Factors—Compliance or the failure to comply with environmental regulations could cause us significant expense” in Part I, Item 1A of this Report.

Available Information

Our website may be viewed at http://www.bench.com. Reference to our website is for informational purposes only and the information contained therein is not incorporated by reference into this Report. We make available free of charge through our internet website our filings with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the SEC. All reports we file with the SEC are also available free of charge via EDGAR through the SEC’s website at http://www.sec.gov.

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

Operational Risks

Our business, financial condition and results of operations have been and are expected to continue to be adversely affected by the recent COVID-19 pandemic, the extent of which is uncertain and difficult to predict.  The widespread outbreak of any other health epidemics could also adversely affect our business, financial condition and results of operations.

Any outbreaks of contagious diseases and other adverse public health developments, particularly in countries where we operate, could have a material and adverse effect on our business, financial condition and results of operations.  In late 2019, there was an outbreak of a new strain of coronavirus (COVID-19) first identified in Wuhan, Hubei Province, China, which has since spread globally. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. Further, the COVID-19 outbreak has resulted in government authorities around the world implementing numerous measures to try to reduce the spread of COVID-19, such as travel bans and restrictions, quarantines, “shelter-in-place,” “stay-at-home,” total lock-down orders, business limitations or shutdowns and similar orders. As a result, the COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and workforce participation, and created significant volatility and disruption of financial markets.

Benchmark provides critical infrastructure products and essential services in each of our locations.  However, as a result of the COVID-19 pandemic, including the related responses from government authorities, the Company’s operations were impacted worldwide starting in the first quarter of 2020. For example, several of the Company’s facilities worldwide, including in Suzhou, China, Penang, Malaysia, California, U.S. and Tijuana and Guadalajara, Mexico, were affected in 2020 by government enacted plant shut-downs, stay-at-home or shelter-in-place or similar restrictions, which resulted in reduced productivity levels throughout our facilities. Additionally, the Company experienced a challenging supply chain environment and labor constraints, as well as increased direct costs and under absorption of fixed costs, due to the COVID-19 pandemic. For additional information see “—COVID-19 Pandemic Update” in Part II, Item 7 of this Report.

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
•

limitations on employee resources and availability, including due to sickness, government restrictions, the desire of employees to avoid contact with large groups of people or mass transit disruptions, or a shortage of available vaccinations;

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

Any of the foregoing could adversely affect our business, financial condition and results of operations. The potential effects of COVID-19 may also impact many of our other risk factors discussed in this Report.  The exact extent of the impact of the COVID-19 pandemic on our business, financial condition and results of operations will depend on future developments, which are highly uncertain, continuously evolving and cannot be predicted, including, but not limited to, the duration and spread of the COVID-19 outbreak, its severity, the actions to contain the virus or treat its impact, including the availability of vaccinations and the rate of inoculations, and how quickly and to what extent normal economic and operating conditions can resume which may not return fully to pre-pandemic levels.

Shortages or price increases of components specified by our customers would delay shipments and adversely affect our profitability.

Substantially all of our sales are derived from manufacturing services in which we purchase components specified by our customers. In the past, supply shortages have substantially curtailed production of all assemblies using a particular component and industry-wide shortages of electronic components, particularly of memory and logic devices, have occurred. For example, in 2011, we experienced disruptions to our global supply chain due to the earthquake and tsunami in Japan, as well as floods in Thailand. More recently, the COVID-19 pandemic has resulted in supply chain constraints for the Company.  In some instances, such component shortages have resulted in delayed shipments. Because of the continued increase in demand for surface mount components, we anticipate component shortages and longer lead times for certain components to occur from time to time. Also, we may bear the risk of component price increases that occur between periodic re-pricings of products during the term of a customer contract. Accordingly, certain component price increases could adversely affect our gross profit margins.

We are dependent on the success of our customers and the markets in which they operate. When our customers or the markets in which they operate experience declines or grow at a significantly slower pace than anticipated, we may be adversely affected.

We are dependent on the continued growth, viability and financial stability of our customers. Our customers are OEMs of:

•	industrial equipment,
•	equipment for the A&D industries;
•	telecommunication equipment;
•	computers and related products for business enterprises;
•	medical devices; and
•	semi-cap equipment.

These markets are subject to rapid technological change, vigorous competition, short product life cycles and consequent product obsolescence. When our customers are adversely affected by these factors, we may be similarly affected. For example, the declines in demand throughout the broader semiconductor capital equipment market in 2018 and 2019 had a significant impact on us for those fiscal years.

The loss of a major customer would adversely affect us.

A substantial percentage of our sales are made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. Further, developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on us.  Sales to our ten largest customers represented 41%, 38% and 44% of our sales in 2020, 2019 and 2018, respectively.

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

During 2020, 2019 and 2018, 52%, 47% and 45%, respectively, of our sales were from our international operations. These international operations are subject to a number of risks, including:

•

public health crises, such as the COVID-19 pandemic, which can result in varying impacts to our business, employees, customers, suppliers, vendors and partners internationally as discussed elsewhere in this “Risk Factors” section;

•	difficulties in staffing and managing foreign operations;
•	coordinating communications and logistics across geographic distances and multiple time zones;
•	less flexible employee relationships, which complicate meeting demand fluctuations and can be difficult and expensive to terminate;
•	political and economic instability (including acts of terrorism and outbreaks of war), which could impact our ability to ship and/or receive product;
•	changes in foreign or domestic government policies, regulatory requirements and laws, which could impact our business;
•	longer customer payment cycles and difficulty collecting accounts receivable;
•	export duties, import controls, tariffs, and trade barriers (including quotas and border taxes);
•	governmental restrictions on the transfer of funds;
•	risk of governmental expropriation of our property;
•	burdens of complying with a wide variety of foreign laws and labor practices, including various and changing minimum wage regulations;
•	fluctuations in currency exchange rates, which could affect foreign taxes due, component costs, local payroll, utility and other expenses; and
•	inability to utilize net operating losses incurred by our foreign operations which would increase our overall effective tax rate.

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

Start-up costs, the management of labor and equipment resources in connection with the establishment of new programs and new customer relationships, and the need to estimate required resources in advance can adversely affect our gross margins and operating results. These factors are particularly evident in the early stages of the life cycle of new products and new programs or program transfers and in the opening of new facilities. These factors also affect our ability to efficiently use labor and equipment. We are currently managing a number of new programs. If any of these new programs or new customer relationships were terminated, our operating results could be harmed, particularly in the short-term. We may not be able to recoup these start-up costs or replace anticipated new program revenues.

Our business may be adversely impacted by natural disasters.

Some of our facilities, including our corporate headquarters, are located in areas that may be impacted by hurricanes, earthquakes, water shortages, tsunamis, floods, typhoons, fires, extreme weather conditions and other natural or manmade disasters. For example, our facilities in Thailand experienced extensive flooding in 2011. Our insurance coverage for natural disasters is limited and is subject to deductibles and coverage limits. This coverage may not be adequate or may not continue to be available at commercially reasonable rates and terms. See “We bear the risk of uninsured losses.”

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

We bear the risk of uninsured losses.

As a result of extensive 2011 flooding in Thailand, we have been unable to obtain cost-effective flood insurance to adequately cover assets at our facilities in Thailand. We continue to monitor the insurance market in Thailand; however, we have made physical alterations to help mitigate a similar natural disaster. We maintain insurance on all our properties and operations for risks and in amounts customary in the industry. While such insurance includes general liability, property & casualty, and directors & officers liability coverage, not all losses are insured, and we retain certain risks of loss through deductibles, limits and self-retentions. In the event we experience a significant uninsured loss, it could have a material adverse effect on our business, financial condition and results of operations.

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

Industry Risks

We operate in a highly competitive industry; if we are not able to compete effectively in the EMS industry, our business could be adversely affected.

We compete against many providers of electronics manufacturing services. Some of our competitors have substantially greater financial, manufacturing or marketing resources than we do and have more geographically diversified international operations than we do. Our competitors include Celestica Inc., Flex Ltd., Hon Hai Precision Industry Co., Ltd., Jabil Circuit, Inc., Plexus Corp and Sanmina Corporation. In addition, we may in the future encounter competition from other large electronic manufacturers that are selling, or may begin to sell, electronics manufacturing services.

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

Regulatory, Compliance and Litigation Risks

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

U.S. privacy and data security laws apply to our various businesses. We also do business globally in countries that have more stringent data protection laws than those in the United States that may be inconsistent across jurisdictions and are subject to evolving and differing interpretations. Governments, privacy advocates and class action attorneys are increasingly scrutinizing how companies collect, process, use, store, share and transmit personal data. In Europe, the General Data Protection Regulation (GDPR) requires us to protect the privacy of certain personal data of European Union (EU) citizens. The California Consumer Privacy Act (CCPA), which went into effect January 1, 2020, has similar protections. While we have implemented processes and controls to comply with GDPR and CCPA requirements, we could incur significant fines, individual damages and reputational risks if our controls and processes are ineffective and we fail to comply.

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

Several countries where we operate allow for tax holidays or provide other tax incentives to attract and retain business. We have obtained holidays or other incentives where available. Our taxes could increase if certain tax holidays or incentives were retracted, or if they were not renewed upon expiration, such as the nonrenewal of our tax holiday in Malaysia in 2021, or tax rates applicable to us in such jurisdictions were otherwise increased. In addition, further acquisitions may cause our effective tax rate to increase. Given the scope of our international operations and our international tax arrangements, changes to the manner in which U.S. based multinational companies are taxed in the U.S. could have a material impact on our financial results and competitiveness.

As a result of the U.S. Tax Cuts and Jobs Act (U.S. Tax Reform) enacted in December 2017, we incurred a net estimated tax expense of $93.3 million due to the one-time mandatory transition tax on the deemed repatriation of undistributed foreign earnings and the re-measurement of U.S. deferred tax assets and liabilities. See Note 9 to the consolidated financial statements of this Report for additional information.

Based on the new executive branch administration in Washington D.C. and the new Congress for the calendar year of 2021, our effective tax rates and overall cash taxes may change in the future and could have an impact on our financial results.

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

Our worldwide operations are subject to local laws and regulations. Some of our operations are subject to various environmental laws and related regulations, including: the “RoHS” (EU Directive 2011/65/EC on Restriction of certain Hazardous Substances); “WEEE” (EU Directive 2002/96/EC on Waste Electrical and Electronic Equipment); “REACH” (EC Regulation No 1907/2006 on Registration, Evaluation and Authorization of Chemicals); EU Member States’ Implementation of the foregoing; “Conflict Minerals” as defined in the U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act § 1502(b), implementing legislation and rules; and the People’s Republic of China (PRC) Management Methods for the Restriction of the Use of Hazardous Substances in Electrical and Electronic Products; and other environmental laws and regulations. These laws and regulations impose administrative burdens on and restrict the sourcing and distribution of products containing certain substances, including lead, within applicable geographies and require a manufacturer or importer to recycle products containing those substances.

These directives affect the worldwide electronics and electronics components industries as a whole. If we or our customers fail to comply with such laws and regulations, we could incur liabilities and fines and our operations could be suspended.

In addition, as climate change concerns become more prevalent, the U.S. and foreign governments have sought to limit the effects of any such changes. This increasing governmental focus on climate change may result in new environmental regulations that may negatively affect us, our suppliers and our customers. This could cause us to incur additional direct costs or obligations in complying with any new environmental regulations and reporting requirements, as well as increased indirect costs resulting from our customers, suppliers or both incurring additional compliance costs that get passed on to us. These costs may adversely impact our operations and financial condition.

If our manufacturing processes and services do not comply with applicable regulatory requirements, or if we manufacture products containing design or manufacturing defects, demand for our services may decline and we may be subject to liability claims.

We predominantly manufacture and design products to our customers’ specifications; in some cases, our processes and facilities must comply with applicable regulatory requirements. For example, medical devices that we manufacture or design, as well as the facilities and manufacturing processes that we use to produce them, are regulated by the U.S. Food and Drug Administration or non-U.S. counterparts of this agency. Similarly, items we manufacture for customers in the A&D industries, as well as the processes we use to produce them, are regulated by the Department of Defense and the Federal Aviation Authority, which have increased their focus and penalties related to counterfeit materials. In addition, our customers’ products and the manufacturing processes or documentation that we use to produce them often are highly complex. As a result, products that we manufacture may at times contain manufacturing or design defects, and our manufacturing processes may be subject to errors or noncompliant with applicable statutory and regulatory requirements. Defects in the products we manufacture or design, whether caused by a design, manufacturing or component failure or error, or deficiencies in our manufacturing processes, may result in delayed shipments to customers or reduced or cancelled customer orders. If these defects or deficiencies are significant, our business reputation could also be damaged. The failure of our products, manufacturing processes or facilities to comply with applicable statutory and regulatory requirements could subject us to fines or penalties and, in some cases, require us to shut down or incur considerable expense to correct a product, process or facility. In addition, these defects may result in liability claims against us or expose us to liability to pay for the recall of a product. The magnitude of any such claim may increase as we expand our medical and aerospace and defense manufacturing services, as defects in medical, aerospace or defense devices or systems could seriously harm or kill users of these products and others. Even if our customers are responsible for the defects, they may not, or may not have resources to, assume responsibility for any costs or liabilities arising from these defects, which could expose us to additional liability claims.

Technology Risks

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

We are increasingly dependent on digital technologies and services to conduct our business. We use these technologies for internal purposes, including data storage, processing and transmissions, as well as in our interactions with customers and suppliers. Examples of these digital technologies include ERP, shop floor control, test equipment, and other similar business applications, our global infrastructure and networks as well as external systems, analytics, automation, and cloud services. Digital technologies and services are subject to the risk of cyberattacks and, given the nature of such attacks, some incidents can remain undetected for a period of time despite our efforts to detect and respond to them in a timely manner. In particular, as discussed further below, our operations have been, and may in the future be, subject to ransomware or cyber-extortion attacks, which could significantly disrupt our operations. Generally, such attacks involve restricting access to computer systems or vital data.

We routinely monitor our systems for cyber threats and have processes in place to detect and remediate vulnerabilities. Nevertheless, we have experienced cyberattacks and attempted breaches, including phishing emails and other targeted attacks. In addition, in the fourth quarter of fiscal 2019, a ransomware incident encrypted information on our systems and disrupted customer and employee access to our systems and services, which resulted in the Company incurring costs relating to this event, including to retain third party consultants and forensic experts to assist with the restoration and remediation of systems and, with the assistance of law enforcement, to investigate the attack, as well as increased expenditures for our information technology (IT) infrastructure, systems and network. This ransomware incident also adversely affected our operations and the Company’s fourth quarter 2019 revenue.  See Note 19 to the consolidated financial statements in Item 8 of this Report for additional information.

Future cybersecurity incidents could result in the misappropriation of confidential information of the Company or that of its customers, employees, business partners or others; litigation and potential liability; enforcement actions and investigations by regulatory authorities; loss of customers and contracts; damage to the Company’s reputation and/or otherwise harm its business. We also expect to incur substantial costs in the future to satisfy customer requirements (including costs arising from the U.S. government’s Cybersecurity Maturity Model Certification (CMMC) program) and to mitigate against cybersecurity attacks as threats are expected to continue to become more persistent and sophisticated. If our systems for protecting against cybersecurity risks prove not to be sufficient, we could be adversely affected by, among other things: loss of or damage to intellectual property, proprietary or confidential information, or customer, supplier, or employee data; interruption of our business operations; and increased costs required to prevent, respond to, or mitigate cybersecurity attacks. These risks could harm our reputation and our relationships with customers, suppliers, employees and other third parties, and may result in claims against us. These risks could have a material adverse effect on our business, consolidated results of operations and consolidated financial condition.

Any delay in the upgrade of our information systems could disrupt our operations and cause unanticipated increases in our costs.

We are currently upgrading our IT infrastructure and enterprise resource planning system, which we anticipate taking several years. Failure to complete the upgrade timely or at all could leave us with sites without the systems capability to flexibly support future customer requirements for manufacturing capabilities and data driven analytics, as well as result in unanticipated increases in costs.

Financial Risks

Our level of indebtedness may limit our flexibility in operating our business and reacting to changes in our business or industry, or prevent us from making payments on our debt or obtaining additional financing.

As of December 31, 2020, our total outstanding debt (excluding unamortized debt issuance costs and finance leases) was $136.9 million, all of which represented borrowings under our term loan facility (the Term Loan). Our level of indebtedness could have important consequences. For example, it could:

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

We have recorded intangible assets, including goodwill, in connection with business acquisitions. We are required to assess goodwill and intangible assets for impairment at least on an annual basis and whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. A significant and sustained decline in our market capitalization could result in material charges in future periods that could be adverse to our operating results and financial position. As of December 31, 2020, we had $192.1 million in goodwill and $70.0 million of identifiable intangible assets. See Note 1(i) to the consolidated financial statements in Item 8 of this Report.

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

The elimination of LIBOR could adversely affect our business, results of operations or financial condition. Borrowings under our credit facilities use LIBOR as a benchmark for establishing the applicable interest rate. The UK’s Financial Conduct Authority announced that after 2021 it would no longer persuade or compel panel banks to submit the rates required to calculate LIBOR. The consequences of these developments with respect to LIBOR cannot be entirely predicted but could result in an increase in the cost of our variable rate indebtedness causing a negative impact on our financial position, liquidity and results of operations. Specifically, the use of an alternative reference rate could result in increased costs, including increased interest expense on our borrowings, and increased borrowing costs in the future. Management continues to evaluate the LIBOR exposure risks.

Risks Related to the Ownership of Our Common Shares

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

Additionally, as is the case with many high technology companies, a significant portion of our shipments typically occur in the last few weeks of a given quarter. Accordingly, sales shifts from quarter to quarter may not be readily apparent until the end of a given quarter and may have a significant effect on projected and reported results.  Further, the price of our common shares may experience volatility in response to fluctuating quarterly results.

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

General Risk Factors

We are exposed to general economic and market conditions that could have a material adverse impact on our business, operating results and financial condition.

Uncertainty over the erosion of global consumer confidence, geopolitical events, global pandemics, such as COVID-19, the availability and cost of credit, concerns about volatile energy costs, declining asset values, inflation, rising unemployment, and the stability and solvency of financial institutions, financial markets, businesses, and sovereign nations can slow global economic growth and result in recessionary conditions. Any of these potential negative economic conditions may reduce demand for our customers’ products and adversely affect our sales. Consequently, our past operating results, earnings and cash flows may not be indicative of our future operating results, earnings and cash flows.

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

Our capabilities have historically grown through acquisitions, and we may pursue additional acquisitions in the future. Our projections of results and successful integration of acquired operations into our network involve risks, including:

•	integration and management of the operations;
•	as noted above, demand can vary, and our projections of results may be wrong due to deferred or reduced demand;
•	retention of key personnel;
•	integration of purchasing operations and information systems;
•	retention of the customer base of acquired businesses;
•	management of an increasingly larger and more geographically disparate business;
•	the possibility that past transactions or practices may lead to future commercial or regulatory risks;
•	diversion of management’s attention from other ongoing business concerns, and
•	inadequate internal control over financial reporting and our ability to bring such controls into compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 in a timely manner.

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

The following chart summarizes the approximate square footage of our principal manufacturing facilities by country:

Location	Sq. Ft.
Americas
United States:
Alabama	195,000
Arizona	170,000
California	388,000
Minnesota	459,000
New Hampshire	161,000
Texas	155,000
Mexico	492,000
Asia
China	326,000
Malaysia	347,000
Thailand	756,000
Europe
Netherlands	159,000
Romania	143,000
Total	3,751,000

Our principal manufacturing facilities consist of 1.9 million square feet in facilities that we own, with the remaining 1.9 million square feet in leased facilities whose terms expire between 2021 and 2036. We currently lease our corporate headquarters in Tempe, Arizona. This lease consists of approximately 64,000 square feet. We lease other facilities with a total of 59,000 square feet dedicated to engineering, sales and procurement services.

Item 3. Legal Proceedings.

We are involved in various legal actions arising in the ordinary course of business. Information about our legal proceedings is included in Note 17 to the consolidated financial statements in Item 8 of this Report and is incorporated by reference herein. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common shares are listed on the New York Stock Exchange under the symbol “BHE.”

The last reported sale price of our common shares on February 25, 2021, as reported by the New York Stock Exchange, was $27.96. There were approximately 500 record holders of our common shares as of February 25, 2021. Because many of our common shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Dividends

We began declaring and paying quarterly dividends of $0.15 per share during the first quarter of 2018. In the first quarter of 2020, we increased the quarterly dividend from $0.15 to $0.16 per share. During 2020, cash dividends paid totaled $23.0 million. The Board of Directors currently intends to continue paying quarterly dividends. However, the Company’s future dividend policy is subject to its compliance with applicable law, and depending on, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in the our debt agreements, and other factors that the Board of Directors may deem relevant, including the impact of the COVID-19 pandemic. Dividend payments are not mandatory or guaranteed; there can be no assurance that we will continue to pay a dividend in the future.

Issuer Purchases of Equity Securities

The following table provides information about the Company’s repurchase of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the quarter ending December 31, 2020, at a total cost of $5.9 million:

(d)
Maximum
Number (or
			(c)	Approximate
			Total Number of	Dollar Value)
			Shares (or Units)	of Shares (or
			Purchased as	Units) that
	(a)		Part of	May Yet Be
	Total Number of	(b)	Publicly	Purchased
	Shares (or	Average Price	Announced	Under the
	Units)	Paid per Share	Plans or	Plans or
Period	Purchased(1)	(or Unit)(2)	Programs	Programs(3)
October 1 to 31, 2020	—	$—	—	$210.1 million
November 1 to 30, 2020	129,900	23.99	129,900	$207.0 million
December 1 to 31, 2020	110,100	25.30	110,100	$204.2 million
Total	240,000	$24.58	240,000

(1)	All share repurchases were made on the open market.
(2)	Average price paid per share is calculated on a settlement basis and excludes commissions.
(3)

On March 6, 2018, the Board of Directors approved an expanded stock repurchase authorization granting the Company authority to repurchase up to $250 million in common stock in addition to the $100 million previously approved on December 7, 2015. On October 26, 2018, the Board of Directors authorized the repurchase of an additional $100 million of the Company’s common stock. On February 19, 2020, the Board of Directors authorized the repurchase of an additional $150 million of the Company’s common stock. Net of shares repurchased to date, the total remaining authorization as of December 31, 2020 is $204.2 million. Stock purchases may be made in the open market, in privately negotiated transactions or block transactions, at the discretion of the Company’s management and as market conditions warrant. Purchases are funded from available cash and may be commenced, suspended or discontinued at any time without prior notice. Shares of stock repurchased under the program are retired.

During 2020, the Company repurchased a total of 1.0 million common shares for an aggregate of $25.2 million at an average price of $26.16 per share. Since 2016, the Company has repurchased a total of 16.8 million common shares for $430.5 million at an average price of $25.55 per share.

Performance Graph

The following graph compares the cumulative total shareholder return on our common shares for the five‑year period commencing December 31, 2015 and ending December 31, 2020, with the cumulative total return of the Standard & Poor’s 500 Stock Index (which does not include Benchmark), and the Peer Group Index, which is composed of Celestica Inc., Flex Ltd., Jabil Circuit, Inc., Plexus Corp and Sanmina Corporation. Dividend reinvestment has been assumed.

$240.00
$180.00
$120.00
$60.00
$—
DEC-15
DEC-16
DEC-17
DEC-18
DEC-19
DEC-20
Benchmark Electronics, Inc.
Peer Group
S&P 500

	Dec-15	Dec-16	Dec-17	Dec-18	Dec-19	Dec-20
Benchmark Electronics, Inc.	$100.00	$147.60	$140.80	$102.50	$166.20	$130.70
Peer Group	$100.00	$109.50	$130.80	$122.70	$158.10	$183.80
S&P 500	$100.00	$126.10	$142.00	$91.00	$141.00	$162.50

Item 6.  Selected Financial Data.

	Year Ended December 31,
(in thousands, except per share data)	2020	2019	2018	2017	2016
Selected Statements of Income Data
Sales	$2,053,131	$2,268,095	$2,566,465	$2,454,479	$2,322,285
Cost of sales(1)	1,878,083	2,082,567	2,360,629	2,242,450	2,121,735
Gross profit	175,048	185,528	205,836	212,029	200,550
Selling, general and administrative expenses(1)	122,195	126,740	128,448	116,510	99,313
Amortization of intangible assets	9,099	9,461	9,485	10,065	11,838
Restructuring charges and other costs(2)	19,970	13,101	9,365	8,628	12,539
Ransomware related incident costs (recovery), net(3)	(1,350)	7,681	—	—	—
Income from operations	25,134	28,545	58,538	76,826	76,860
Interest expense	(8,364)	(6,664)	(10,473)	(9,405)	(9,304)
Interest income	1,196	3,829	6,848	5,370	2,136
Other income (expense)	(673)	1,559	628	(1,786)	(282)
Income tax expense(4)	3,238	3,844	32,724	102,906	5,477
Net income (loss)	$14,055	$23,425	$22,817	$(31,901)	$63,933
Earnings (loss) per share:(5)
Basic	$0.38	$0.61	$0.49	$(0.64)	$1.30
Diluted	$0.38	$0.60	$0.49	$(0.64)	$1.28
Weighted-average number of shares outstanding:
Basic	36,524	38,338	46,332	49,680	49,298
Diluted	36,817	38,763	46,655	49,680	49,825
Cash dividends per common share	$0.64	$0.60	$0.60	$—	$—

	December 31,
(in thousands)	2020	2019	2018	2017	2016
Selected Balance Sheet Data
Working capital	$721,215	$735,837	$866,391	$1,152,340	$1,133,043
Total assets	1,744,235	1,759,874	1,899,783	2,109,304	2,008,925
Total debt	140,212	147,737	154,070	211,680	223,648
Shareholders’ equity	$989,588	$1,014,832	$1,132,225	$1,339,138	$1,375,720
(1)

For comparative purposes and based on ongoing evaluation of personnel roles involved in the production process, prior year expenses associated with certain personnel have been reclassified from selling, general and administrative expenses to cost of goods sold to conform to the current year presentation.

(2)

See Note 18 to the consolidated financial statements for a discussion of the restructuring charges occurring in 2020, 2019 and 2018. In 2020, we incurred $5.7 million and $1.0 million in costs related to asset impairments in the Americas and Asia, respectively. In 2019, we incurred $4.6 million in charges primarily related to our Chief Executive Officer (CEO) transition and our 2019 proxy activity. During 2018 and 2017, we incurred $2.8 million and $3.7 million, respectively, in costs related to the relocation and transition of our corporate headquarters to Arizona. In 2018, we recognized $1.4 million related to a litigation arbitration decision against the Company. In 2016, we also recognized $4.3 million of costs in connection with a proxy contest relating to our 2016 annual shareholders meeting, $3.0 million in connection with the separation of our former CEO in September 2016 and $0.4 million in other charges.

(3)	See Note 19 to the consolidated financial statements for a discussion of the ransomware related incident costs (recovery), net occurring in 2020 and 2019.
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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated financial statements and Notes thereto in Part II, Item 8 of this Report. You should also bear in mind the Risk Factors set forth in Part I, Item 1A, any of which could materially and adversely affect the Company’s business, operating results, financial condition and the actual results of the matters addressed by the forward-looking statements contained in the following discussion.

In March 2019, the SEC amended its rules to modernize and simplify certain reporting requirements for public companies. As part of this change, registrants may exclude discussion of the earliest of the three years in Management’s Discussion and Analysis (MD&A). For further discussion and analysis regarding our financial condition and results of operations for the year ended December 31, 2019 as compared to the year ended December 31, 2018, refer to Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on March 2, 2020.

COVID-19 Pandemic Update

In late 2019, there was an outbreak of a new strain of coronavirus (COVID-19) first identified in Wuhan, Hubei Province, China, which has since spread globally. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. Further, the COVID-19 outbreak has resulted in government authorities around the world implementing numerous measures to try to reduce the spread of COVID-19, such as travel bans and restrictions, quarantines, “shelter-in-place,” “stay-at-home,” total lock-down orders, business limitations or shutdowns and similar orders. As a result, the COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and workforce participation, and created significant volatility and disruption of financial markets. In an effort to first and foremost protect the health and safety of our employees, we also took proactive action to adopt social distancing policies at our locations globally, including working from home for certain employees, limiting the number of employees attending meetings, reducing the number of people in our locations at any one time, and significantly limiting employee travel.

Benchmark provides critical infrastructure products and essential services in each of our locations.  However, as a result of the COVID-19 pandemic, including the related responses from government authorities, the Company’s operations were impacted worldwide starting in the first quarter of 2020. These impacts began with a shut-down of the Company’s manufacturing facilities in Suzhou, China early in the first quarter of 2020 (which ramped back to full capacity by mid-March). However, the disruptive impacts caused by the COVID-19 pandemic have since affected our operations in all other regions. For example, starting in mid-March, our Penang, Malaysia operation, which includes our largest precision machining facility, was significantly disrupted. As a result, our Penang, Malaysia operation had been operating at approximately 30% of capacity through the end of the first quarter of 2020, at approximately 50% of capacity through April of 2020 and subsequently ramped to full production capacity within a couple of weeks thereafter. Our California operations experienced significant disruptions through April 2020 due to “shelter-in-place” and “stay-at-home” orders and ordinances. Also, our operations in Tijuana and Guadalajara, Mexico have experienced significant disruptions due to similar “shelter-in-place” and “stay-at-home” orders and ordinances. We resumed operations in Tijuana and Guadalajara during the middle of May of 2020, ramped production in phases during 2020, and are currently nearing full capacity.

As a result of the COVID-19 pandemic, our revenue during 2020 was negatively impacted primarily as a result of operational inefficiencies relating to reduced productivity levels throughout our facilities and supply chain constraints, which affected our ability to support customer demand.  Additionally, the COVID-19 pandemic negatively impacted our 2020 results due to increased direct costs associated with labor expenses and personal protective equipment for our employees, as well as under absorption of fixed costs.

While our manufacturing and engineering services operations have essentially returned to pre-COVID-19 productivity levels, the COVID-19 pandemic continues to affect the Company’s operations into 2021.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in the United States in response to the COVID-19 pandemic. The CARES Act among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021, and contains modifications on the limitation of business interest for tax years beginning in 2019 and 2020. The Company has evaluated the impact of these provisions and has determined these provisions did not have any impact on the year ended December 31, 2020. In addition, the CARES Act allows for employee retention tax credits to be taken in U.S. payroll tax filings and allows for the deferral of the employer portion of social security taxes with 50% to be paid at the end of calendar years 2021 and 2022, respectively. Accordingly, the Company has deferred the payment of the employer portion of social security taxes for the year ended December 31, 2020 until the end of 2021 and 2022, respectively. The Company has also determined it is entitled to employee retention credits and has filed for the credits in the second quarter payroll tax reports pursuant to the guidance provided by the Internal Revenue Service. The amount of credits has been recorded in operating expenses for the year ended December 31, 2020.

International authorities in various jurisdictions have also allowed for cash grants, delay of tax filings, and delay of tax payments for future quarters. We have taken advantage of these benefits by delaying our tax filings and respective tax payments in various jurisdictions.

In response to uncertainties related to the impact of the COVID-19 virus, we have taken a series of actions to lower our cost structure and reduce capital expenditures. On April 29, 2020, the Company announced a temporary 10% salary reduction for all executive officers (including our named executive officers) effective April 27, 2020 through December 31, 2020 and the Company’s Board of Directors approved a temporary 10% reduction in their quarterly cash compensation effective April 27, 2020 through December 31, 2020. Other senior leaders in the Company took a 7% salary reduction through September 29, 2020. Additional cost reduction actions in our U.S. factories consisted of employees taking rotating time off depending on factory loading levels. Cost reduction actions in our non-U.S. locations depend on local law requirements. Additionally, we have reduced other discretionary expenses, such as travel. We also implemented actions to conserve our cash and cash equivalents such as reduced planned capital expenditures, deferred certain planned investments, temporarily suspended our share repurchase activity, and deferred payroll and income tax payments in accordance with the CARES Act. Finally, we continue to focus on certain other procedures to manage potential risks related to working capital such as closely monitoring the financial stability, payment terms and credit limits of our customers.

We continue to monitor the rapidly evolving situation and guidance from international and domestic authorities, including federal, state and local public health authorities, and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our operating plan. As such, the exact extent of the impact of the COVID-19 pandemic on our business, financial condition and results of operations, is currently unknown and will depend on future developments, which are highly uncertain, continuously evolving and cannot be predicted. This includes, but is not limited to, the duration and spread of the COVID-19 pandemic, its severity, the actions to contain the virus or treat its impact, including the availability of vaccinations and the rate of inoculations, and how quickly and to what extent normal economic and operating conditions can resume which may not return fully to pre-pandemic levels.

Accordingly, our current results and financial condition discussed herein may not be indicative of future operating results and trends. See “Risk Factors” in Part I, Item 1A of this Report for additional risks we face due to the COVID-19 pandemic.

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

During the year ended December 31, 2020, the Company collected $6.6 million of insurance recoveries. Further insurance recoveries will be recorded when considered probable.

2020 OVERVIEW

Sales for 2020 were $2.1 billion, a 9% decrease from sales of $2.3 billion in 2019. During 2020, sales to customers in our various industry sectors fluctuated from 2019 as follows:

•	Industrials decreased by 18%,
•	A&D decreased by 2%,
•	Medical increased by 11%,
•	Semi-cap increased by 33%,
•	Computing decreased by 53%, and
•	Telecommunications decreased by 26%.

The overall revenue decrease was due primarily to lower demand from pandemic impacted customers in commercial aerospace, oil and gas industrials, and elective medical sectors (as discussed below). Higher-value market revenues were up 3% year-over-year from strength in the Semi-Cap and Medical sectors. Traditional market revenues were down as a result of program transitions and the completion of a legacy contract with a large Computing customer discussed further below.

Our sales depend on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, including in each case as a result of the COVID-19 pandemic, can adversely affect us. A substantial percentage of our sales are made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. Sales to our ten largest customers represented 41% and 38% of our sales in 2020 and 2019, respectively. In 2020, sales to Applied Materials represented 12% of our sales. In 2019, no single customer represented 10% or more of our sales.

As part of our ongoing process to review contracts that are marginal and dilutive to our gross margin, we made the decision to not renew a legacy contract with a large Computing customer that was to expire at the end of 2019. During the second quarter of 2019, we completed the final build out of this legacy contract and in the third quarter had an immaterial amount of revenue from this contract as the transition was completed.

We experience fluctuations in gross profit from period to period. Different programs contribute different gross profits depending on the type of services involved, location of production, size of the program, complexity of the product and level of material costs associated with the various products. Moreover, new programs can contribute relatively less to our gross profit in their early stages when manufacturing volumes are usually lower, resulting in inefficiencies and unabsorbed manufacturing overhead costs. In addition, a number of our new program ramps remain subject to competitive constraints that can exert downward pressure on our margins. During periods of low production volume, we generally have idle capacity and reduced gross profit. Gross profit can also be impacted by other situations, such as the ransomware incident experienced in 2019.

We have undertaken initiatives to restructure our business operations with the intention of improving utilization and reducing costs. During 2020, we recognized $13.2 million of restructuring and other costs due in part to expenses associated with various site closures and restructuring activities. In addition, we incurred $5.7 million and $1.0 million in costs related to asset impairments in the Americas and Asia, respectively.

RESULTS OF OPERATIONS

The following table presents the percentage relationship that certain items in our consolidated statements of income bear to sales for the periods indicated. The financial information and the discussion below should be read in conjunction with the consolidated financial statements and Notes thereto in Part II, Item 8 of this Report.

	Year ended December 31,
	2020	2019	2018
Sales	100.0%	100.0%	100.0%
Cost of sales	91.5	91.8	92.0
Gross profit	8.5	8.2	8.0
Selling, general and administrative expenses	6.0	5.6	5.0
Amortization of intangible assets	0.4	0.4	0.4
Restructuring charges and other costs	1.0	0.6	0.4
Ransomware related incident costs (recovery), net	(0.1)	0.3	0.0
Income from operations	1.2	1.3	2.3
Other expense, net	(0.4)	(0.1)	(0.1)
Income before income taxes	0.8	1.2	2.2
Income tax expense	0.2	0.2	1.3
Net income	0.7%	1.0%	0.9%

2020 Compared With 2019

Sales

As noted above, sales decreased 9% in 2020. The percentages of our sales by sector were as follows:

	2020	2019
Higher-Value Markets
Industrials	18%	20%
A&D	21	19
Medical	24	20
Semi-Cap	18	12
	81	71
Traditional Markets
Computing	8	16
Telecommunications	11	13
	19	29
Total	100%	100%

Industrials. 2020 sales decreased 18% to $373.1 million from $453.6 million in 2019. The decrease was primarily due to softer demand from customers in the oil and gas industry partially related to the impact of the COVID-19 pandemic with additional impacts from the commercial and building infrastructure markets.

Aerospace and Defense. 2020 sales decreased 2% to $423.6 million from $431.9 million in 2019 primarily due to the decline of the commercial aerospace sector related to the impact of the COVID-19 pandemic.

Medical. 2020 sales increased 11% to $498.5 million from $448.2 million in 2019 primarily due to higher demand and program ramps from new and existing programs including programs used in the fight against COVID-19 partially offset by lower demand for elective medical programs.

Semiconductor Capital Equipment. 2020 sales increased 33% to $369.0 million from $277.8 million in 2019. The increase was primarily due to higher demand with existing programs across our customer base.

Computing. 2020 sales decreased 53% to $171.3 million from $361.2 million in 2019. The decrease was primarily due to our planned exit of a legacy Computing contract that was completed in 2019.

Telecommunications. 2020 sales decreased 26% to $217.7 million from $295.4 million in 2019. The decrease was primarily due to program transitions.

Our international operations are subject to the risks of doing business abroad. See Item 1A for factors pertaining to international sales, fluctuations in foreign currency exchange rates and a discussion of potential adverse effects in operating results associated with the risks of doing business abroad. During 2020 and 2019, 52% and 47%, respectively, of our sales were from international operations.

Gross Profit

Gross profit decreased 5.6% to $175.0 million for 2020 from $185.5 million in 2019. Gross margin decreased to 8.5% in 2020 from 8.8% in 2019 primarily due to lower revenues and the disruptive impacts caused by COVID-19 driven by reduced productivity levels throughout our facilities, increased direct costs associated with labor expenses and personal protective equipment for our employees and under absorption of fixed costs.

Selling, General and Administrative (SG&A) Expenses

SG&A decreased to $122.2 million in 2020 from $126.7 million in 2019. The decrease was primarily due to a decrease in the provision to accounts receivable for doubtful accounts, partially offset by the increase in variable compensation and higher than expected COVID-19 related expenses. During 2020 and 2019, the provisions to accounts receivable for doubtful accounts (net of recoveries) were $2.2 million and $8.6 million, respectively.

Amortization of Intangible Assets

Amortization of intangible assets was $9.1 million in 2020 and $9.5 million in 2019.

Restructuring Charges and Other Costs

During 2020, we recognized $13.2 million of restructuring and other costs due primarily to expenses associated with announced site closures, reduction in force and other restructuring activities. In addition, we incurred $5.7 million and $1.0 million in costs related to asset impairments in the Americas and Asia, respectively. During 2019, we recognized $8.5 million of restructuring charges in connection with the announced closure of two facilities and other reductions in workforce of certain facilities primarily in the Americas. In addition, we incurred $4.6 million in charges primarily related to our CEO transition and our 2019 proxy activity. See Note 18 to the consolidated financial statements in Part II, Item 8 of this Report for additional information on our restructuring charges.

Ransomware Incident Related Costs, Net

During the fourth quarter ended December 31, 2019, ransomware incident related costs incurred totaled $7.7 million, net of estimated insurance recoveries of $5.0 million. These costs were primarily comprised of certain employee related expenses and various third party consulting services including forensic experts, legal counsel and other IT professional expenses. During 2020, we collected $6.6 million of insurance recoveries. Further insurance recoveries will be recorded when considered probable.

Interest Expense

Interest expense increased to $8.4 million during 2020 from $6.7 million during 2019 due to higher outstanding amounts on our revolving credit facility during 2020 and increased interest rates based on our higher debt leverage ratio as defined in our credit agreement.

Interest Income

Interest income decreased to $1.2 million in 2020 from $3.8 million in 2019 due to lower invested cash equivalents and lower interest rates.

Income Tax Expense

Income tax expense of $3.2 million in 2020 represented an 18.3% effective tax rate for 2020, compared with $3.8 million for 2019 representing an effective tax rate of 14.1%. The higher effective tax rate in 2020 is the result of the mix of profits in our foreign and U.S. jurisdictions with a higher amount of foreign earnings being taxed in the U.S. from the Global Intangible Low Tax Income calculation method.

We have been granted certain tax incentives, including tax holidays, for our subsidiaries in Malaysia and Thailand that will expire at various dates, unless extended or otherwise renegotiated, through 2021 in Malaysia and 2028 in Thailand. See Note 9 to the consolidated financial statements in Part II, Item 8 of this Report.

Net Income

We reported a net income of $14.1 million, or $0.38 per diluted share for 2020, compared with a net income of $23.4 million, or $0.60 per diluted share, for 2019. The net decrease of $9.3 million in 2020 is primarily the result of items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our organic growth and operations through funds generated from operations and occasional borrowings under our revolving credit facility. Cash and cash equivalents and restricted cash totaled $396.0 million at December 31, 2020 and $364.0 million at December 31, 2019, of which $207.3 million and $197.8 million, respectively, were held outside the U.S. in various foreign subsidiaries. During 2020 and 2019, we repatriated $25.0 million and $52.1 million, respectively, of foreign earnings to the U.S.

Cash provided by operating activities was $120.4 million in 2020. The cash provided by operations during 2020 consisted primarily of $14.1 million of net income, adjusted for $48.8 million of depreciation and amortization, a $13.6 million decrease in accounts receivable, an $18.3 million decrease in contract assets, a $46.6 million increase in advance payments from customers, partially offset by a $10.8 million increase in inventories, a $15.6 million decrease in accounts payable, and a $1.6 million decrease in income tax liabilities, net. Working capital was $0.7 billion at both December 31, 2020 and December 31, 2019.

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

Cash used in investing activities was $34.4 million in 2020 primarily due to purchases of additional property, plant and equipment totaling $34.6 million. The purchases of property, plant and equipment were primarily for machinery and equipment in the Americas and Asia.

Cash used in financing activities was $57.5 million in 2020. Principal payments on the credit agreement and finance lease obligations totaled $117.5 million and $1.4 million, respectively, borrowings under the credit agreement and finance leases totaled $110.0 million and $0.9 million, respectively, share repurchases totaled $25.2 million, dividends paid totaled $23.0 million, and we received $1.0 million from the exercise of stock options.

Under the terms of our $650.0 million credit agreement (Credit Agreement), in addition to the $150.0 million Term Loan facility, we have a $500.0 million five-year revolving credit facility to be used for general corporate purposes, both with a maturity date of July 20, 2023. The Credit Agreement includes an accordion feature pursuant to which total commitments under the facility may be increased by an additional $275.0 million, subject to satisfaction of certain conditions. As of December 31, 2020, we had $136.9 million in borrowings outstanding under the Term Loan facility and $3.7 million in letters of credit outstanding under our revolving credit facility. $496.3 million remains available for future borrowings under the revolving credit facility. See Note 6 to the consolidated financial statements in Part II, Item 8 of this Report for more information regarding the terms of the Credit Agreement.

The Credit Agreement contains certain financial covenants related to interest coverage and debt leverage, and certain customary affirmative and negative covenants, including restrictions on our ability to incur additional debt and liens, pay dividends, repurchase shares, sell assets and merge or consolidate with other persons. Amounts due under the Credit Agreement could be accelerated upon specified events of default, including a failure to pay amounts due, breach of a covenant, material inaccuracy of a representation, or occurrence of bankruptcy or insolvency, subject, in some cases, to cure periods. As of December 31, 2020, we were in compliance with all of these covenants and restrictions.

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

As of December 31, 2020, we had cash and cash equivalents, including restricted cash, totaling $396.0 million and we have $496.3 million available for borrowings under the Credit Agreement. During the next 12 months, we believe our capital expenditures will approximate $45 million to $50 million, principally for machinery and equipment to help increase our production capacity to support anticipated revenue growth and our ongoing business around the globe.

On March 6, 2018, our Board of Directors approved an expanded stock repurchase program granting us the authority to repurchase up to $250 million in common stock in addition to the $100 million approved on December 7, 2015. On October 26, 2018, the Board of Directors authorized an additional $100 million shares for repurchase above our existing program. On February 19, 2020, the Board of Directors authorized the repurchase of an additional $150 million of the Company’s common stock. As of December 31, 2020, we had $204.2 million remaining under the share repurchase authorization to purchase additional shares. We are under no commitment or obligation to repurchase any particular amount of common stock.

The Company began declaring and paying quarterly dividends during the first quarter of 2018. In February 2020, the Board of Directors approved a quarterly dividend increase, raising the quarterly dividend from $0.15 to $0.16 per common share. During 2020 and 2019, cash dividends paid totaled $23.0 million and $23.3 million, respectively. On December 11, 2020, the Company declared a quarterly cash dividend of $0.16 per share of the Company’s common stock to shareholders of record as of December 30, 2020. The dividend of $5.8 million was paid on January 13, 2021. The Board of Directors currently intends to continue paying quarterly dividends. However, the Company’s future dividend policy is subject to the Company’s compliance with applicable law, and depending on, among other things, the Company’s results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in the Company’s debt agreements, and other factors that the Board of Directors may deem relevant, including the impact of the COVID-19 pandemic. Dividend payments are not mandatory or guaranteed; there can be no assurance that the Company will continue to pay a dividend in the future.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. Our significant accounting policies are summarized in Note 1 to the consolidated financial statements in Part II, Item 8 of this Report. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to accounts receivable, inventories, revenue recognition, income taxes, long-lived assets, stock-based compensation and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Income Taxes

We estimate our income tax provision in each of the jurisdictions where we operate, including estimating exposures related to uncertain tax positions. We must also make judgments regarding the ability to realize our deferred tax assets. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. Our valuation allowance as of December 31, 2020 of $19.0 million primarily relates to deferred tax assets from our foreign and U.S. state net operating loss tax carryforwards of $19.1 million.

Differences in our future operating results as compared to the estimates utilized in the determination of the valuation allowances could result in adjustments in valuation allowances in future periods. For example, a significant increase in our operations in the United States, future accretive acquisitions in the United States and any movement in the mix of profits from our international operations to the United States would result in a reduction in the valuation allowance and would increase income in the period such determination was made. Alternatively, significant economic downturns in the United States generating additional operating loss carryforwards and potential movements in the mix of profits to international locations would result in an increase in the valuation allowance and would decrease income in the period such determination was made. In addition, any significant prolonged economic downturns in some of our foreign locations would generate operating loss carryforwards and an increase in the valuation allowance, respectively.

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

Goodwill is tested for impairment on an annual basis, at a minimum, and whenever events and circumstances indicate that the carrying amount may be impaired. Circumstances that may lead to impairment include unforeseen decreases in future performance or industry demand or the restructuring of our operations as a result of a change in our business strategy. We perform a qualitative assessment to determine if goodwill is potentially impaired. If the qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if we elect not to perform a qualitative assessment, then we would be required to perform a quantitative impairment test for goodwill. This process involves determining the fair values of the reporting units and comparing those fair values to the carrying values, including goodwill, of the reporting unit. An impairment loss would be recognized to the extent that the carrying amount exceeds the asset’s fair value. For purposes of performing our goodwill impairment assessment, our reporting units are the same as our operating segments as defined in Note 14 to the consolidated financial statements in Part II, Item 8 of this Report. As of December 31, 2020 and 2019, we had goodwill of approximately $192.1 million, respectively, associated with our Americas and Asia business segments.

Based on our qualitative assessments of goodwill as of December 31, 2020, 2019 and 2018, we concluded that it was more likely than not that the fair value of our Americas and Asia business segments were greater than their carrying amounts, and therefore no further testing was required.

Changes in economic and operating conditions that occur after the annual impairment analysis or an interim impairment analysis, and that impact these assumptions, may result in a future goodwill impairment charge.

Recently Enacted Accounting Principles

See Note 1(r) to the consolidated financial statements in Part II, Item 8 of this Report for a discussion of recently enacted accounting principles.

CONTRACTUAL OBLIGATIONS

We have certain contractual obligations that extend beyond 2021 under lease obligations and debt arrangements. Non-cancelable purchase commitments do not typically extend beyond the normal lead-time of several weeks. Purchase orders beyond this time frame are typically cancelable. We do not use off-balance sheet financing techniques other than traditional operating leases, and we have not guaranteed the obligations of any entity that is not one of our wholly owned subsidiaries. The total contractual cash obligations in existence at December 31, 2020 due pursuant to contractual commitments are:

	Payments due by period
		Less than	1-3	3-5	More than
(in thousands)	Total	1 year	years	years	5 years
Operating lease obligations	$105,221	$14,284	$23,545	$19,168	$48,224
Finance lease obligations	5,071	2,010	2,706	355	—
Long-term debt obligations	136,874	7,500	129,374	—	—
Deemed repatriation tax(1)	61,169	6,439	18,512	36,218	—
Total obligations	$308,335	$30,233	$174,137	$55,741	$48,224

(1)	U.S federal income tax on deemed mandatory repatriation is payable over 5 years pursuant to the U.S. Tax Reform. See Note 9 to the consolidated financial statements in Part II, Item 8 of this Report.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2020, we did not have any significant off-balance sheet arrangements. See Note 11 to the consolidated financial statements in Item 8 of this Report.

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

We transact business in various foreign countries and are subject to foreign currency fluctuation risks. We use natural hedging and forward contracts to economically hedge transactional exposure primarily associated with trade accounts receivable, other receivables and trade accounts payable that are denominated in a currency other than the functional currency of the respective operating entity. We do not use derivative financial instruments for speculative purposes. The forward contract in place as of December 31, 2020 has not been designated as an accounting hedge and, therefore, changes in fair value are recorded within our consolidated statements of income.

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

We are also exposed to interest rate risk on borrowings under our Credit Agreement. As of December 31, 2020, we had $136.9 million outstanding on the floating rate term loan facility, and we have an interest rate swap agreement with a notional amount of $136.9 million. Under this swap agreement, we receive variable rate interest rate payments and pay fixed rate interest payments. The effect of this swap is to convert our floating rate interest expense to fixed interest rate expense. The interest rate swap is designated as a cash flow hedge.

For additional information, see Note 11 to the Notes to consolidated financial statements in Item 8 of this Report.

Item 8. Financial Statements and Supplementary Data.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
(in thousands, except par value)	2020	2019
Assets
Current assets:
Cash and cash equivalents	$390,808	$347,558
Restricted cash	5,182	16,398
Accounts receivable, net of allowance for doubtful accounts of $1,371 and $10,085, respectively	309,331	324,424
Contract assets	142,779	161,061
Inventories	327,377	314,956
Prepaid expenses and other assets	26,457	29,566
Income taxes receivable	417	1,119
Total current assets	1,202,351	1,195,082
Property, plant and equipment, net	185,272	205,819
Operating lease right-of-use assets	79,966	76,859
Goodwill	192,116	192,116
Deferred income taxes	4,924	5,274
Other, net	79,606	84,724
	$1,744,235	$1,759,874
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$9,161	$8,825
Accounts payable	282,208	302,994
Advance payments from customers	84,122	37,511
Income taxes payable	5,572	7,895
Accrued liabilities	100,073	102,020
Total current liabilities	481,136	459,245
Long-term debt, less current installments	131,051	138,912
Operating lease liabilities	72,120	67,898
Other long-term liabilities	65,552	65,483
Deferred income taxes	4,788	13,504
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.10 par value; 5,000 shares authorized, none issued	—	—
Common stock, $0.10 par value; 145,000 shares authorized; issued and outstanding – 36,295 and 36,957, respectively	3,629	3,696
Additional paid-in capital	510,405	512,019
Retained earnings	492,205	515,876
Accumulated other comprehensive loss	(16,651)	(16,759)
Total shareholders’ equity	989,588	1,014,832
	$1,744,235	$1,759,874

See accompanying notes to consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

	Year ended December 31,
(in thousands, except per share data)	2020	2019	2018
Sales	$2,053,131	$2,268,095	$2,566,465
Cost of sales	1,878,083	2,082,567	2,360,629
Gross profit	175,048	185,528	205,836
Selling, general and administrative expenses	122,195	126,740	128,448
Amortization of intangible assets	9,099	9,461	9,485
Restructuring charges and other costs	19,970	13,101	9,365
Ransomware related incident costs (recovery), net	(1,350)	7,681	—
Income from operations	25,134	28,545	58,538
Interest expense	(8,364)	(6,664)	(10,473)
Interest income	1,196	3,829	6,848
Other income (expense)	(673)	1,559	628
Income before income taxes	17,293	27,269	55,541
Income tax expense	3,238	3,844	32,724
Net income	$14,055	$23,425	$22,817
Earnings per share:
Basic	$0.38	$0.61	$0.49
Diluted	$0.38	$0.60	$0.49
Weighted-average number of shares outstanding:
Basic	36,524	38,338	46,332
Diluted	36,817	38,763	46,655

See accompanying notes to consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Year ended December 31,
(in thousands)	2020	2019	2018
Net income	$14,055	$23,425	$22,817
Other comprehensive income (loss):
Foreign currency translation adjustments	4,050	(585)	(2,273)
Unrealized gain on investments, net of tax	—	—	41
Unrealized loss on derivative, net of tax	(3,142)	(3,716)	(1,362)
Other	(800)	(1,334)	619
Other comprehensive gain (loss)	108	(5,635)	(2,975)
Comprehensive income	$14,163	$17,790	$19,842

See accompanying notes to consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(in thousands)	Shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balances, December 31, 2017	49,143	$4,914	$634,192	$708,181	$(8,149)	$1,339,138
Stock-based compensation expense	—	—	10,089	—	—	10,089
Shares repurchased and retired	(8,236)	(823)	(91,520)	(119,515)	—	(211,858)
Stock options exercised	200	20	3,611	—	—	3,631
Vesting of restricted stock units	306	31	(31)	—	—	—
Shares withheld for taxes	(56)	(6)	(1,402)	—	—	(1,408)
Dividends declared	—	—	—	(27,209)	—	(27,209)
Net income	—	—	—	22,817	—	22,817
Other comprehensive income	—	—	—	—	(2,975)	(2,975)
Balances, December 31, 2018	41,357	4,136	554,939	584,274	(11,124)	1,132,225
Stock-based compensation expense	—	—	10,194	—	—	10,194
Shares repurchased and retired	(4,719)	(472)	(52,436)	(69,202)	—	(122,110)
Stock options exercised	82	8	1,577	—	—	1,585
Vesting of restricted stock units	311	31	(31)	—	—	—
Shares withheld for taxes	(74)	(7)	(2,224)	—	—	(2,231)
Dividends declared	—	—	—	(22,621)	—	(22,621)
Net income	—	—	—	23,425	—	23,425
Other comprehensive loss	—	—	—	—	(5,635)	(5,635)
Balances, December 31, 2019	36,957	3,696	512,019	515,876	(16,759)	1,014,832
Stock-based compensation expense	—	—	10,398	—	—	10,398
Shares repurchased and retired	(964)	(97)	(10,704)	(14,419)	—	(25,220)
Stock options exercised	55	5	953	—	—	958
Vesting of restricted stock units	336	34	(34)	—	—	—
Shares withheld for taxes	(89)	(9)	(2,227)	—	—	(2,236)
Dividends declared	—	—	—	(23,307)	—	(23,307)
Net income	—	—	—	14,055	—	14,055
Other comprehensive income	—	—	—	—	108	108
Balances, December 31, 2020	36,295	$3,629	$510,405	$492,205	$(16,651)	$989,588

See accompanying notes to consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2020	2019	2018
Cash flows from operating activities:
Net income	$14,055	$23,425	$22,817
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	37,739	37,112	38,439
Amortization	11,053	11,315	13,400
Provision for doubtful accounts	2,160	8,608	1,712
Deferred income taxes	(7,312)	(2,367)	7,628
Asset impairments	6,950	834	96
Insurance recoveries	—	(5,000)	—
(Gain) loss on the sale of property, plant and equipment	(155)	53	(262)
Stock-based compensation expense	10,398	10,194	10,089
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts receivable	13,586	134,926	(33,952)
Contract assets	18,282	(20,979)	6,414
Inventories	(10,799)	(5,238)	(43,264)
Prepaid expenses and other assets	4,080	2,494	10,238
Accounts payable	(15,553)	(121,860)	61,391
Advance payments from customers	46,611	9,254	7,275
Accrued liabilities	(9,826)	19,623	(1,497)
Operating leases	724	1,029	—
Income taxes	(1,555)	(10,287)	(23,837)
Net cash provided by operations	120,438	93,136	76,687
Cash flows from investing activities:
Proceeds from sales of investments at par	—	50	522
Additions to property, plant and equipment	(34,584)	(32,576)	(62,808)
Proceeds from the sale of property, plant and equipment	368	259	239
Additions to purchased software	(4,935)	(2,542)	(3,924)
Cash received from business divestitures	4,714	—	—
Business acquisitions, net of cash acquired	—	—	(2,731)
Other	54	(54)	(147)
Net cash used in investing activities	(34,383)	(34,863)	(68,849)
Cash flows from financing activities:
Proceeds from stock options exercised	958	1,585	3,631
Employee taxes paid for shares withheld	(2,236)	(2,231)	(1,408)
Dividends paid	(23,041)	(23,287)	(21,005)
Borrowings under credit agreement	110,000	—	50,000
Borrowings under finance leases	864	—	—
Principal payments on credit agreement	(117,500)	(5,626)	(106,999)
Principal payments on finance leases	(1,351)	(1,168)	(1,025)
Share repurchases	(25,220)	(122,110)	(211,858)
Debt issuance costs	—	—	(2,303)
Net cash used in financing activities	(57,526)	(152,837)	(290,967)
Effect of exchange rate changes	3,505	418	(1,315)
Net increase (decrease) in cash and cash equivalents and restricted cash	32,034	(94,146)	(284,444)
Cash and cash equivalents and restricted cash at beginning of year	363,956	458,102	742,546
Cash and cash equivalents and restricted cash at end of year	$395,990	$363,956	$458,102

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

(c) Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid debt instruments with an original maturity at the date of purchase of three months or less to be cash equivalents. Cash equivalents of $131.7 million and $154.4 million at December 31, 2020 and 2019, respectively, consisted primarily of money-market funds and time deposits with an initial term of less than three months. Restricted cash represents cash received from customers to settle invoices sold under accounts receivable purchase agreements that is contractually required to be set aside until the cash is remitted to the purchaser.

(d) Allowance for Doubtful Accounts

Accounts receivable are recorded net of allowances for amounts not expected to be collected. In estimating the allowance, management considers a specific customer’s financial condition, payment history, current conditions, and various information or disclosures by the customer or other publicly available information. Accounts receivable are charged against the allowance after all reasonable efforts to collect the full amount (including litigation, where appropriate) have been exhausted. During 2020, 2019 and 2018, the Company recorded $2.2 million, $8.6 million and $1.7 million in charges for a provision to accounts receivable, net of recoveries.

The following table summarizes the activity in the Company’s allowance for doubtful accounts during 2020, 2019 and 2018:
	Balance at			Balance at
	Beginning	Charges to		End of
(in thousands)	of Period	Operations	Deductions	Period
Year ended December 31, 2020:
Allowance for doubtful accounts(1)	$10,085	2,160	(10,874)	$1,371
Year ended December 31, 2019:
Allowance for doubtful accounts(1)	$1,733	10,323	(1,971)	$10,085
Year ended December 31, 2018:
Allowance for doubtful accounts(1)	$105	1,718	(90)	$1,733

(1)	Deductions in the allowance for doubtful accounts represent write-offs, net of recoveries, of amounts determined to be uncollectible.

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

(g) Leases

The Company adopted Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) on its effective date of January 1, 2019 using the effective date as its date of initial application under the modified retrospective approach. Therefore, financial information for prior periods were not restated. Management elected the package of practical expedients in transition for leases that commenced prior to January 1, 2019, which permits the Company to carry forward its original assessment about lease identification, lease classification and initial directs costs. For all new and modified leases after adoption, management elected the short-term lease recognition exemption for all of the Company’s leases that qualify, in addition to the practical expedient to not separate lease and nonlease components.

Lease assets and liabilities are initially recognized based on the present value of lease payments over the lease term calculated using the Company’s incremental borrowing rate, unless the implicit rate is readily determinable. Our incremental borrowing rate represents the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term in a similar economic environment. Lease assets also include any upfront lease payments made and exclude lease incentives. Lease terms include options to extend or terminate the lease when it is reasonably certain that those options will be exercised. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the consolidated statements of income. See Note 7.

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

(i) Impairment of Long-Lived Assets and Goodwill

Long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. Assets to be disposed of would be separately disclosed and reported at the lower of the carrying amount or estimated fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be disclosed separately in the appropriate asset and liability sections of the consolidated balance sheets.

Goodwill is tested for impairment on an annual basis, during the fourth quarter, and whenever events and changes in circumstances suggest that the carrying amount may be impaired. Circumstances that may lead to the impairment of goodwill include unforeseen decreases in future performance or industry demand or the restructuring of our operations as a result of a change in our business strategy. A qualitative assessment is allowed to determine if goodwill is potentially impaired. Based on this qualitative assessment, if the Company determines that it is more likely than not that the reporting unit’s fair value is less than its carrying value, then it performs a quantitative assessment, otherwise no further analysis is required. In connection with its annual qualitative goodwill impairment assessments as of December 31, 2020, 2019 and 2018, the Company concluded that goodwill was not impaired.

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

The following table sets forth the calculation of basic and diluted earnings per share.

	Year Ended December 31,
(in thousands, except per share data)	2020	2019	2018
Net income	$14,055	$23,425	$22,817
Denominator for basic earnings per share – weighted-average number of common shares outstanding during the period	36,524	38,338	46,332
Incremental common shares attributable to exercise of dilutive options	36	90	104
Incremental common shares attributable to outstanding restricted stock units	257	335	219
Denominator for diluted earnings per share	36,817	38,763	46,655
Basic earnings per share	$0.38	$0.61	$0.49
Diluted earnings per share	$0.38	$0.60	$0.49

Potentially dilutive securities totaling less than 0.1 million common shares in both 2020 and 2019, and 0.1 million common shares in 2018, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

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

The Company’s performance obligations generally have an expected duration of one year or less. The Company applies the practical expedient related to short-term performance obligations and does not disclose information about remaining performance obligations that have original expected durations of one year or less or any significant financing components in the contracts.

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

(m) Stock-Based Compensation

All share-based payments to employees, including grants of employee stock options (which have not been awarded since 2015), are recognized in the consolidated financial statements based on their grant date fair values. The total compensation cost recognized for stock-based awards was $10.4 million, $10.2 million and $10.1 million for 2020, 2019 and 2018, respectively. The future tax benefit of these stock-based awards as of the grant date was $2.4 million for each of 2020, 2019 and 2018. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. Awards of restricted stock units and performance-based restricted stock units are valued at the closing market price of the Company’s common stock on the date of grant. For performance-based restricted stock units, compensation expense is based on the probability that the performance goals will be achieved, which is monitored by management throughout the requisite service period. When it becomes probable, based on the Company’s expectation of performance during the measurement period, that more or less than the previous estimate of the awarded shares will vest, an adjustment to stock-based compensation expense is recognized as a change in accounting estimate.

As of December 31, 2020, the unrecognized compensation cost and remaining weighted-average amortization period related to stock-based awards were as follows:

(in thousands)	Restricted Stock Units	Performance- based Restricted Stock Units (1)
Unrecognized compensation cost	$19,616	$3,335
Remaining weighted-average amortization period	2.5 years	2.2 years

(1)	Based on the probable achievement of the performance goals identified in each award.

The total cash received as a result of stock option exercises in 2020, 2019 and 2018 was approximately $1.0 million, $1.6 million and $3.6 million, respectively. The actual tax benefit realized as a result of stock option exercises and the vesting of other share-based awards during 2020, 2019 and 2018 was $2.1 million, $2.3 million and $2.5 million, respectively. For 2020, 2019 and 2018, the total intrinsic value of stock options exercised was $0.5 million, $0.7 million and $2.3 million, respectively.

The Company awarded performance-based restricted stock units to employees during 2020, 2019 and 2018. The number of performance-based restricted stock units that will ultimately be earned will not be determined until the end of the corresponding performance periods, and may vary from as low as zero to as high as 2.5 times the target number depending on the level of achievement of certain performance goals. The level of achievement of these goals is based upon the financial results of the Company for the last full calendar year within the performance period. The performance goals consist of certain levels of achievement using the following financial metrics: revenue, operating income margin, and return on invested capital. If the performance goals are not met based on the Company’s financial results, the applicable performance-based restricted stock units will not vest and will be forfeited. Shares subject to forfeited performance-based restricted stock units will be available for issuance under the Company’s 2019 Omnibus Incentive Compensation Plan (the 2019 Plan).

(n) Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in accordance with U.S. GAAP with consideration given to the potential impacts of COVID-19. However, actual results could differ materially from these estimates and be significantly affected by the severity and duration of the pandemic, the extent of actions to contain or treat COVID-19, how quickly and to what extent normal economic and operating activity can resume, and the severity and duration of the global economic downturn that results from the pandemic. On an ongoing basis, management evaluates these estimates, including those related to accounts receivable, inventories, income taxes, long-lived assets, leases, goodwill, stock-based compensation and contingencies and litigation. Actual results could differ from those estimates.

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

The Company’s financial instruments include cash equivalents, accounts and other receivables, accounts payable, accrued liabilities and long-term debt and financing lease obligations. The Company believes that the carrying values of these instruments approximate their fair value. As of December 31, 2020, the Company’s derivative instruments were recorded at fair value using Level 3 inputs. See Note 11.

(p) Foreign Currency

For foreign subsidiaries using the local currency as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expenses are translated at average exchange rates. The effects of these translation adjustments are reported in other comprehensive income. Exchange losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in other expense and totaled approximately $1.8 million, $1.7 million and $1.0 million in 2020, 2019 and 2018, respectively. These amounts include the amount of gain (loss) recognized in income due to forward currency exchange contracts.

(q) Derivative Instruments

All derivative instruments are recorded on the balance sheet at fair value. The Company uses derivative instruments to manage the variability of foreign currency obligations and interest rates. The Company does not enter into derivative arrangements for speculative purposes. Generally, if a derivative instrument is designated as a cash flow hedge, the change in the fair value of the derivative is recorded in other comprehensive income to the extent the derivative is effective and recognized in the consolidated statements of income when the hedged item affects earnings. Changes in fair value of derivatives that are not designated as hedges are recorded in earnings. Cash receipts and cash payments related to derivative instruments are recorded in the same category as the cash flows from the items being hedged on the consolidated statements of cash flows.

(r) New Accounting Pronouncements

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

Note 3—Inventories

Inventory costs are summarized as follows:

	December 31,
(in thousands)	2020	2019
Raw materials	$312,856	$304,069
Work in process	8,687	8,282
Finished goods	5,834	2,605
	$327,377	$314,956

Note 4—Property, Plant and Equipment

Property, plant and equipment consists of the following:

	December 31,
(in thousands)	2020	2019
Land	$5,689	$6,169
Buildings and building improvements	85,672	87,605
Machinery and equipment	521,382	538,037
Furniture and fixtures	10,426	10,558
Vehicles	1,142	1,268
Leasehold improvements	39,716	35,366
Construction in progress	1,679	5,504
	665,706	684,507
Less accumulated depreciation	(480,434)	(478,688)
	$185,272	$205,819

Note 5—Goodwill and Other Intangible Assets

The changes each year in goodwill allocated to the Company’s reportable segments were as follows:

(in thousands)	Americas	Asia	Total
Goodwill as of December 31, 2017	$153,514	$38,102	$191,616
Acquisition	500	—	500
Goodwill as of December 31, 2018	$154,014	$38,102	$192,116
Goodwill as of December 31, 2019	$154,014	$38,102	$192,116
Goodwill as of December 31, 2020	$154,014	$38,102	$192,116

During 2018, the Company completed an individually immaterial business acquisition for $2.7 million. See Note 2.

Other assets, net consist primarily of acquired identifiable intangible assets and capitalized purchased software costs. Acquired identifiable intangible assets and purchased software as of December 31, 2020 and 2019 were as follows:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$100,228	$(53,429)	$46,799
Purchased software costs	46,183	(33,307)	12,876
Technology licenses	28,800	(26,833)	1,967
Trade names and trademarks	7,800	—	7,800
Other	868	(333)	535
Intangible assets, December 31, 2020	$183,879	$(113,902)	$69,977

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$100,123	$(46,981)	$53,142
Purchased software costs	41,604	(32,012)	9,592
Technology licenses	28,800	(24,100)	4,700
Trade names and trademarks	7,800	—	7,800
Other	868	(309)	559
Intangible assets, December 31, 2019	$179,195	$(103,402)	$75,793

Customer relationships are being amortized on a straight-line basis over a period of 10 to 14 years. Capitalized purchased software costs are amortized straight-line over the estimated useful life of the related software, which ranges from 2 to 14 years. Technology licenses are being amortized over their estimated useful lives in proportion to the economic benefits consumed. During 2020, 2019 and 2018, $4.9 million, $2.5 million and $3.9 million, respectively, of purchased software costs were capitalized. Amortization on the statements of cash flow for 2020, 2019 and 2018 was as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Amortization of intangible assets	$9,099	$9,461	$9,485
Amortization of capitalized purchased software costs	1,493	1,393	1,198
Amortization of debt costs	461	461	2,717
	$11,053	$11,315	$13,400

The estimated future amortization expense of acquired intangible assets for each of the next five years is as follows (in thousands):

Year ending December 31,	Amount
2021	$6,647
2022	6,766
2023	6,408
2024	5,277
2025	5,215

Note 6—Borrowing Facilities

Long-term debt outstanding as of December 31, 2020 and 2019 consists of the following:

	December 31,
(in thousands)	2020	2019
Revolving credit facility, due 2023	$—	$—
Term loan, due 2023	136,874	144,375
Less unamortized debt issuance costs	(1,155)	(1,616)
Long-term debt	$135,719	$142,759

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

As of December 31, 2020, $136.9 million of the outstanding debt under the Credit Agreement is effectively at a fixed interest rate of 2.928% as a result of a $136.9 million notional interest rate swap contract discussed in Note 11. A commitment fee of 0.20% to 0.30% per annum (based on the debt to EBITDA ratio) on the unused portion of the revolving credit line is payable quarterly in arrears.

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

The Credit Agreement contains certain financial covenants related to interest coverage and debt leverage, and certain customary affirmative and negative covenants, including restrictions on the Company’s ability to incur additional debt and liens, pay dividends, repurchase shares, sell assets and merge or consolidate with other persons. Amounts due under the Credit Agreement could be accelerated upon specified events of default, including a failure to pay amounts due, breach of a covenant, material inaccuracy of a representation, or occurrence of bankruptcy or insolvency, subject, in some cases, to cure periods.

As of December 31, 2020, the Company had $136.9 million in borrowings outstanding under the Term Loan Facility and $3.7 million in letters of credit outstanding under the Revolving Credit Facility. The Company had $496.3 million available for future borrowings under the Revolving Credit Facility subject to compliance with financial covenants as to interest coverage and debt leverage, in addition to other debt covenant restrictions.

The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2020 are as follows: 2021, $7.5 million; 2022, $7.5 million; and 2023, $121.9 million.

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

The components of lease expense were as follows:

	Year Ended December 31,
(in thousands)	2020	2019
Finance lease cost:
Amortization of right-of-use assets (included in depreciation expense)	$727	$711
Interest on lease liabilities	428	548
Operating lease cost	15,930	17,014
Short-term lease cost	573	566
Variable lease cost	1,748	1,899
Total lease cost	$19,406	$20,738

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for finance lease	$462	$578
Operating cash flows used for operating leases	$15,627	$15,169
Financing cash flows used for finance lease	$1,351	$1,168
Right-of-use assets obtained in exchange for new operating lease liabilities	$17,607	$15,501

The lease assets and liabilities as of December 31, 2020 were as follows (in thousands):

	December 31,
	2020	2019
Finance lease right-of-use assets (included in other assets)	$2,448	$2,311
Operating lease right-of-use assets	$79,966	$76,859
Finance lease liability, current (included in current installments of long-term debt)	$1,661	$1,325
Finance lease liability, noncurrent (included in long-term debt)	$2,832	$3,654
Operating lease liabilities, current (included in accrued liabilities)	$11,516	$11,043
Operating lease liabilities, noncurrent	$72,120	$67,898
Weighted average remaining lease term – finance leases	3.0 years	3.5 years
Weighted average remaining lease term – operating leases	10.0 years	10.2 years
Weighted average discount rate – finance leases	9.0%	10.1%
Weighted average discount rate – operating leases	4.4%	4.7%

Future annual minimum lease payments and finance lease commitments as of December 31, 2020 were as follows (in thousands):

Year ending December 31,	Operating Leases	Finance Leases
2021	$14,284	$2,010
2022	12,480	2,047
2023	11,065	659
2024	10,052	194
2025	9,116	161
2026 and thereafter	48,224	—
Total minimum lease payments	$105,221	$5,071
Less: imputed interest	(21,585)	(578)
Present value of lease liabilities	$83,636	$4,493

As of December 31, 2020, the Company’s future operating leases that have not yet commenced are immaterial.

Note 8—Common Stock and Stock-Based Awards Plans

Dividends

The Company began declaring and paying quarterly dividends during the first quarter of 2018. During 2020, 2019 and 2018, cash dividends paid totaled $23.0 million, $23.3 million and $21.0 million, respectively. In February 2020, the Board of Directors approved a quarterly dividend increase, raising the quarterly dividend from $0.15 to $0.16 per common share. On December 11, 2020, the Company declared a quarterly cash dividend of $0.16 per share of the Company’s common stock to shareholders of record as of December 30, 2020. The dividend of $5.8 million was paid on January 13, 2021.  The Board of Directors currently intends to continue paying quarterly dividends. However, the Company’s future dividend policy is subject to the Company’s compliance with applicable law, and depending on, among other things, the Company’s results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in the Company’s debt agreements, and other factors that the Board of Directors may deem relevant, including the impact of the COVID-19 pandemic. Dividend payments are not mandatory or guaranteed; there can be no assurance that the Company will continue to pay a dividend in the future.

Share Repurchase Authorization

On March 6, 2018, the Board of Directors approved an expanded stock repurchase authorization granting the Company authority to repurchase up to $250 million in common stock in addition to the $100 million previously approved on December 7, 2015. On October 26, 2018, the Board of Directors authorized the repurchase of an additional $100 million of the Company’s common stock. On February 19, 2020, the Board of Directors authorized the repurchase of an additional $150 million of the Company’s common stock. As of December 31, 2020, the Company had $204.2 million remaining under the stock repurchase authorization.

Share purchases may be made in the open market, in privately negotiated transactions or block transactions, at the discretion of the Company’s management and as market conditions warrant. Purchases will be funded from available cash and may be commenced, suspended or discontinued at any time without prior notice. Shares repurchased under the program are retired. During 2020, the Company repurchased a total of 1.0 million common shares for an aggregate of $25.2 million at an average price of $26.16 per share. During 2019, the Company repurchased a total of 4.7 million common shares for an aggregate of $122.1 million at an average price of $25.86 per share. During 2018, the Company repurchased a total of 8.2 million common shares for an aggregate of $211.9 million at an average price of $25.71 per share.

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

As of December 31, 2020, 2.9 million additional common shares were available for issuance under the Company’s 2019 Plan.

The following table summarizes activities related to the Company’s stock options:

(in thousands, except per share data)	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2017	596	$19.72
Exercised	(200)	18.21
Forfeited or expired	(22)	22.99
Outstanding as of December 31, 2018	374	20.35
Exercised	(100)	21.21
Forfeited or expired	(4)	21.29
Outstanding as of December 31, 2019	270	20.02
Exercised	(76)	19.87
Forfeited or expired	(6)	23.08
Outstanding and Exercisable as of December 31, 2020	188	$19.98	2.55	$1,324

The aggregate intrinsic value in the table above is before income taxes and is calculated as the difference between the exercise price of the underlying options and the Company’s closing stock price as of the last business day of 2020 for options that had exercise prices that were below the closing price.

As of December 31, 2020, 2019 and 2018, the number of options exercisable was 0.2 million, 0.3 million and 0.3 million, respectively, and the weighted-average exercise price of those options was $19.98, $20.02 and $20.07, respectively.

Restricted stock units, time-based and performance-based, remain outstanding as detailed below.

The following table summarizes the activities related to the Company’s time-based restricted stock units:

(in thousands, except per share data)	Number of Units	Weighted- Average Grant Date Fair Value
Non-vested awards outstanding as of December 31, 2017	593	$27.47
Granted	407	29.44
Vested	(306)	27.25
Forfeited	(99)	27.52
Non-vested awards outstanding as of December 31, 2018	595	28.93
Granted	632	27.36
Vested	(254)	28.09
Forfeited	(80)	28.97
Non-vested awards outstanding as of December 31, 2019	893	28.06
Granted	533	26.52
Vested	(336)	27.69
Forfeited	(64)	28.54
Non-vested awards outstanding as of December 31, 2020	1,026	$27.35

The following table summarizes the activities related to the Company’s performance-based restricted stock units:

		Weighted-
		Average
	Number of	Grant Date
(in thousands, except per share data)	Units	Fair Value
Non-vested units outstanding as of December 31, 2017	346	$26.88
Granted(1)	120	29.60
Forfeited	(147)	24.06
Non-vested units outstanding as of December 31, 2018	319	29.19
Granted(1)	198	27.45
Vested	(57)	31.40
Forfeited	(76)	21.23
Non-vested units outstanding as of December 31, 2019	384	28.89
Granted(1)	165	28.02
Forfeited	(181)	30.04
Non-vested units outstanding as of December 31, 2020	368	$27.93

(1)	Represents target number of units that can vest based on the achievement of the performance goals.

Note 9—Income Taxes

Income tax expense (benefit) based on income before income taxes consisted of the following:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Current:
U.S. Federal	$1,406	$(1,697)	$(14,831)
State and local	24	(3,567)	10,110
Foreign	9,120	11,474	29,817
	10,550	6,210	25,096
Deferred:
U.S. Federal	(3,784)	1,815	(249)
State and local	(1,021)	1,409	(550)
Foreign	(2,507)	(5,590)	8,427
	(7,312)	(2,366)	7,628
	$3,238	$3,844	$32,724

Worldwide income (loss) before income taxes consisted of the following:

	Year Ended December 31,
(in thousands)	2020	2019	2018
United States	$(33,790)	$(13,756)	$(23,645)
Foreign	51,083	41,025	79,186
	$17,293	$27,269	$55,541

Income tax expense differed from the amounts computed by applying the U.S. Federal statutory income tax rate to income before income taxes as a result of the following:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Tax at statutory rate	$3,632	$5,727	$11,664
State taxes, net of federal tax effect	(788)	(1,705)	7,553
Effect of foreign operations and tax incentives	(6,372)	(5,870)	(11,945)
Change in valuation allowance	(3,029)	(2,283)	2,114
Stock-based compensation	347	118	(143)
Provisional impact of U.S. Tax Reform	—	—	(4,353)
Impact of cash repatriation	—	—	21,612
GILTI	1,667	955	3,206
Losses in foreign jurisdictions for which no benefit has been provided	5,798	4,379	1,423
Change in uncertain tax benefits reserve	(31)	200	(317)
Other	2,014	2,323	1,910
Total income tax expense	$3,238	$3,844	$32,724

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

As a result of the completed accounting for the Transition Tax, the Company determined that its total Transition Tax liability as of December 31, 2020 is currently $51.9 million after reduction for U.S. tax carryforward losses, U.S. tax credit carryforwards, and foreign tax credit carrybacks that are allowed to be utilized against the total liability. The Company intends to pay this liability over the remaining five year payment period as prescribed by the U.S. Tax Reform and regulatory guidance issued by the IRS. $45.5 million of the Transition Tax liability is included in other long term liabilities.

During 2020 and 2019, the Company repatriated $25.0 million and $52.1 million, respectively, of foreign earnings to the U.S. As of December 31, 2020, the Company has approximately $333.6 million in cumulative undistributed foreign earnings of its foreign subsidiaries. These earnings would not be subject to U.S. federal income tax, if distributed to the Company. The Company changed its assertion during 2018 on its foreign subsidiaries earnings that are permanently reinvested. A certain amount of earnings from specific foreign subsidiaries are permanently reinvested, and certain foreign earnings from other specific foreign subsidiaries is considered to be non-permanently reinvested and is available for immediate distribution to the Company. Income taxes have been accrued on the non-permanently reinvested foreign earnings including the 2017 Transition Tax, the U.S. tax on GILTI, and any applicable foreign or local withholding taxes. The Company estimates that it has approximately $3.7 million of unrecognized deferred tax liability related to any remaining undistributed permanently reinvested foreign earnings that have not already been subject to the 2017 Transition Tax, the U.S. tax on GILTI, and any applicable foreign income tax or local withholding taxes on cash distributions.

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
(in thousands)	2020	2019
Deferred tax assets:
Carrying value of inventories	$3,470	$3,212
Accrued liabilities and allowances deductible for tax purposes on a cash basis	13,086	8,945
Goodwill	1,704	1,976
Stock-based compensation	2,559	2,500
Operating right-of-use lease liabilities	20,003	19,087
Net operating loss carryforwards	19,120	19,493
Tax credit carryforwards	3,368	2,421
Interest rate swap liabilities	2,263	1,210
Other	5,025	3,938
	70,598	62,782
Less: valuation allowance	(19,038)	(15,992)
Net deferred tax assets	51,560	46,790
Deferred tax liabilities:
Plant and equipment, due to differences in depreciation	(7,899)	(10,428)
Operating right-of-use lease assets	(19,742)	(18,826)
Intangible assets, due to differences in amortization	(14,078)	(16,302)
Foreign withholding tax	(6,102)	(7,181)
Other	(3,603)	(2,283)
Gross deferred tax liability	(51,424)	(55,020)
Net deferred tax liability	$136	$(8,230)
The net deferred tax liability is classified as follows:
Long-term asset	$4,924	$5,274
Long-term liability	(4,788)	(13,504)
Total	$136	$(8,230)

All deferred taxes are classified as non-current on the balance sheet as of December 31, 2020 and 2019. All deferred tax assets and liabilities are offset and presented as a single net noncurrent amount by each tax jurisdiction.

The net change in the total valuation allowance for 2020, 2019 and 2018 was a $3.0 million increase, a $2.3 million increase and a $2.1 million decrease, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances as of December 31, 2020.

As of December 31, 2020, the Company had $8.5 million in U.S. Federal operating loss carryforwards which will expire from 2027 to 2036; state operating loss carryforwards of approximately $44.5 million which will expire from 2021 to 2031; foreign operating loss carryforwards of approximately $13.0 million with indefinite carryforward periods; and foreign operating loss carryforwards of approximately $38.9 million which will expire at varying dates through 2030. The utilization of these net operating loss carryforwards is limited to the future operations of the Company in the tax jurisdictions in which such carryforwards arose. The Company has state tax credit carryforwards of $1.8 million which will expire at varying dates through 2026. The Company also has U.S. R&D tax credit carryforwards of $1.6 million which will expire from 2038 through 2040.

The Company has been granted certain tax incentives, including tax holidays, for its subsidiaries in Malaysia and Thailand that will expire at various dates, unless extended or otherwise renegotiated in 2021 in Malaysia and 2028 in Thailand, and are subject to certain conditions with which the Company expects to comply. The Company expects to obtain an extension of the Malaysia tax holiday in 2021 which will extend the tax holiday for another five years until 2026. The net impact of these tax incentives was to lower income tax expense for 2020, 2019, and 2018 by approximately $7.4 million (approximately $0.20 per diluted share), $5.0 million (approximately $0.13 per diluted share) and $7.9 million (approximately $0.17 per diluted share), respectively, as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
China	$—	$—	$1,884
Malaysia	4,945	3,010	3,287
Thailand	2,496	2,025	2,715
	$7,441	$5,035	$7,886

The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. As of December 31, 2020, the total amount of the reserve for uncertain tax benefits including interest and penalties was $0.6 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

	December 31,
(in thousands)	2020	2019	2018
Balance as of January 1	$513	$313	$708
Additions related to current year tax positions	—	—	137
Additions related to prior year tax positions	—	200	—
Decreases related to prior year tax positions	(14)	—	(532)
Balance as of December 31	$499	$513	$313

During 2020, the Company released $14.0 thousand of uncertain tax benefits related to prior year tax positions. During 2019, the Company recorded $0.2 million of uncertain tax benefits related to prior year tax positions. During 2018, the Company released $0.5 million of uncertain tax benefits from an IRS audit. During the first quarter of 2018, the IRS indicated that this examination of years 2013 to 2015 was closed. In addition, the IRS also notified the Company during the first quarter 2018 that the examination of the Company’s consolidated U.S. income tax return filings for 2014 was also closed with no additional tax costs.

The reserve is classified as a current or long-term liability in the consolidated balance sheets based on the Company’s expectation of when the items will be settled. The Company records interest expense and penalties accrued in relation to uncertain income tax benefits as a component of current income tax expense. The amount of accrued potential interest on unrecognized tax benefits included in the reserve as of December 31, 2020 is $0.1 million. The reserve for potential penalties is $17.0 thousand. The Company did not record any interest and penalties during 2020 or 2019. The total amount of interest and penalties included in income tax expense was $0.1 million during 2018.

The Company and its subsidiaries in Brazil, China, Ireland, Malaysia, Mexico, Netherlands, Romania, Singapore, Thailand and the United States remain open to examination by the various local taxing authorities, in total or in part, for fiscal years 2012 to 2020. Currently, the Company does not have any ongoing income tax examinations by any jurisdiction. During the course of such income tax examinations, disputes may occur as to matters of fact or law. Also, in most tax jurisdictions, the passage of time without examination will result in the expiration of applicable statutes of limitations thereby precluding examination of the tax period(s) for which such statute of limitation has expired. The Company believes that it has adequately provided for its tax liabilities.

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

Sales to the ten largest customers represented 41%, 38% and 44% of total sales for 2020, 2019 and 2018, respectively. Sales to our largest customers were as follows for the indicated periods:

	Year ended December 31,
(in thousands)	2020		2019		2018
Applied Materials, Inc.		$241,522	$	*	$	*
International Business Machines Corporation	$	*	$	*		$323,795

*	amount is less than 10% of total sales.

During 2020, net sales attributable to our largest customer were reported in the Americas and Asia reportable segments. During 2018, net sales attributable to our largest customer were reported in the Americas reportable segment.

Note 11—Financial Instruments and Concentration of Credit Risk

The Company’s financial instruments include cash equivalents, accounts and other receivables, accounts payable, accrued liabilities and long-term debt and finance lease obligations. The Company believes that the carrying values of these instruments approximate fair value. As of December 31, 2020, the Company’s derivative instruments were recorded at fair value using Level 3 inputs. The Company uses derivative instruments to manage the variability of foreign currency obligations and interest rates. The Company does not enter into derivative arrangements for speculative purposes.

The forward currency exchange contract in place as of December 31, 2020 has not been designated as accounting hedge and, therefore, changes in fair value are recorded within the consolidated statements of income.

The Company has an interest rate swap agreement with a notional amount of $136.9 million and $144.4 million as of December 31, 2020 and 2019, respectively, to hedge a portion of its interest rate exposure on outstanding borrowings under the Credit Agreement. Under this interest rate swap agreement, the Company receives variable rate interest payments based on the one-month LIBOR rate and pays fixed rate interest payments. The fixed interest rate for the contract is 2.928%. The effect of this swap is to convert all of the floating rate interest expense to fixed interest rate expense. Based on the terms of the interest rate swap contract and the underlying borrowings outstanding under the Credit Agreement, the interest rate contract was determined to be highly effective, and thus qualifies and has been designated as a cash flow hedge. As such, changes in the fair value of the interest rate swap are recorded in other comprehensive income on the accompanying consolidated balance sheets until earnings are affected by the variability of cash flows. As of December 31, 2017, the Company had an interest rate swap agreement with a notional amount of $155.3 million with a fixed interest rate of 1.4935%. During 2018, the Company terminated this agreement for $3.5 million and the gain was amortized to offset interest expense over the remaining term of the swap agreement which ended November 2020.

The fair value of the interest rate swap agreements was a $9.0 million liability as of December 31, 2020 and a $6.3 million liability as of December 31, 2019 recorded in accrued liabilities in the consolidated balance sheets. During the year ended December 31, 2020, the Company recorded unrealized losses of $2.7 million ($2.0 million net of tax) on the swaps in other comprehensive loss and transferred unrealized gains of $1.5 million ($1.1 million net of tax) on the swaps to interest expense. During the year ended December 31, 2019, the Company recorded unrealized gains of $3.3 million ($2.5 million net of tax) on the swap in other comprehensive loss and transferred unrealized gains of $1.7 million ($1.2 million net of tax) on the swaps to interest expense. During the year ended December 31, 2018, the Company recorded unrealized gains of $1.5 million ($1.1 million net of tax) on the swap in other comprehensive loss and transferred unrealized gains of $0.3 million ($0.2 million net of tax) on the swap in other comprehensive loss. See Note 21.

Financial instruments that subject the Company to credit risk consist of cash and cash equivalents and restricted cash and trade accounts receivable. The Company maintains cash and cash equivalents with recognized financial institutions. One of the most significant credit risks is the ultimate realization of accounts receivable. This risk is mitigated by (i) sales to well established companies, (ii) ongoing credit evaluation of customers, and (iii) frequent contact with customers, thus enabling management to monitor current changes in business operations and to respond accordingly. Management considers these concentrations of credit risks in establishing our allowance for doubtful accounts and believes these allowances are adequate. The Company had one customer whose gross accounts receivable exceeded 10% of total gross accounts receivable as of December 31, 2020. That customer represented 11.8% of our total gross accounts receivable.

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

Note 13—Accounts Receivable Sale Program

As of December 31, 2020, in connection with a trade accounts receivable sale program with unaffiliated financial institutions, the Company may elect to sell, at a discount, on an ongoing basis, up to a maximum of $120.0 million of specific accounts receivable at any one time.

During the years ended December 31, 2020, 2019 and 2018, the Company sold $305.8 million, $284.0 million and $160.0 million, respectively, of accounts receivable under this program, and in exchange, the Company received cash proceeds of $305.2 million, $283.2 million and $159.5 million, respectively, net of the discount. The loss on the sale resulting from the discount was recorded to other expense within the consolidated statements of income.

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

	Year Ended December 31,
(in thousands)	2020	2019	2018
Net sales:
Americas	$1,209,032	$1,428,795	$1,647,402
Asia	746,661	741,630	801,312
Europe	174,547	176,384	186,517
Elimination of intersegment sales	(77,109)	(78,714)	(68,766)
	$2,053,131	$2,268,095	$2,566,465
Depreciation and amortization:
Americas	$22,802	$21,784	$22,668
Asia	11,018	11,108	11,496
Europe	2,842	3,035	3,498
Corporate	12,130	12,500	14,177
	$48,792	$48,427	$51,839
Income from operations:
Americas	$32,629	$55,749	$61,731
Asia	63,880	47,862	72,442
Europe	6,077	6,983	10,229
Corporate and intersegment eliminations	(77,452)	(82,049)	(85,864)
	25,134	28,545	58,538
Interest expense	(8,364)	(6,664)	(10,473)
Interest income	1,196	3,829	6,848
Other income (expense)	(673)	1,559	628
Income before income taxes	$17,293	$27,269	$55,541
Capital expenditures:
Americas	$24,392	$15,822	$44,204
Asia	7,836	9,493	14,400
Europe	1,838	3,702	2,388
Corporate	5,453	6,101	5,740
	$39,519	$35,118	$66,732
Total assets:
Americas	$777,658	$792,180	$852,776
Asia	532,793	533,508	540,094
Europe	146,277	139,977	113,165
Corporate	287,507	294,209	393,748
	$1,744,235	$1,759,874	$1,899,783

Geographic net sales information provided below reflects the destination of the product shipped. Long-lived assets information is based on the physical location of the asset and includes property, plant and equipment, net, operating lease right-of-use assets, and other long-term assets, net.

	Year Ended December 31,
(in thousands)	2020	2019	2018
Geographic net sales:
United States	$1,322,728	$1,508,966	$1,741,321
Asia	390,785	391,029	423,245
Europe	240,672	266,216	299,676
Other	98,946	101,884	102,223
	$2,053,131	$2,268,095	$2,566,465
Long-lived assets:
United States	$235,193	$247,074	$190,056
Asia	69,669	76,507	79,051
Europe	18,002	20,258	9,537
Other	21,980	23,563	22,945
	$344,844	$367,402	$301,589

Note 15 – Revenue

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

	Reportable Operating Segments
	Year Ended December 31, 2020
(in thousands)	Americas	Asia	Europe	Total
Market Sector:
Industrials	$110,063	$196,209	$66,789	$373,061
A&D	401,599	—	21,972	423,571
Medical	255,246	211,567	31,657	498,470
Semi-Cap	158,380	159,016	51,578	368,974
Computing	140,109	31,228	—	171,337
Telecommunications	96,937	119,987	794	217,718
External revenue	1,162,334	718,007	172,790	2,053,131
Elimination of intersegment sales	46,698	28,654	1,757	77,109
Segment revenue	$1,209,032	$746,661	$174,547	$2,130,240

	Year Ended December 31, 2019
(in thousands)	Americas	Asia	Europe	Total
Market Sector:
Industrials	$165,163	$214,575	$73,838	$453,576
A&D	400,326	—	31,597	431,923
Medical	263,688	167,296	17,218	448,202
Semi-Cap	102,908	123,764	51,093	277,765
Computing	308,077	53,051	85	361,213
Telecommunications	143,686	149,890	1,840	295,416
External revenue	1,383,848	708,576	175,671	2,268,095
Elimination of intersegment sales	44,947	33,054	713	78,714
Segment revenue	$1,428,795	$741,630	$176,384	$2,346,809

	Year Ended December 31, 2018
(in thousands)	Americas	Asia	Europe	Total
Market Sector:
Industrials	$184,500	$241,765	$66,798	$493,063
A&D	374,852	—	31,550	406,402
Medical	235,287	144,528	14,152	393,967
Semi-Cap	155,687	135,299	63,992	354,978
Computing	504,391	69,657	6,797	580,845
Telecommunications	162,813	171,520	2,877	337,210
External revenue	1,617,530	762,769	186,166	2,566,465
Elimination of intersegment sales	29,872	38,543	351	68,766
Segment revenue	$1,647,402	$801,312	$186,517	$2,635,231

During 2020, 2019 and 2018, 90.2%, 91.5% and 93.0%, respectively, of the Company’s revenue was recognized as products and services were transferred over time.

The timing of revenue recognition, billings and cash collections result in billed accounts receivable, contract assets and advance payments from customers.

As of December 31, 2020 and 2019, the Company had $142.8 million and $161.1 million, respectively, in contract assets from contracts with customers. The contract assets primarily relate to the Company’s right to consideration for work completed but not billed at the reporting date. The contract assets are transferred to accounts receivable when the rights become unconditional.

	December 31,
(in thousands)	2020	2019
Beginning balance as of December 31	$161,061	$140,082
Revenue recognized	1,848,807	2,076,680
Amounts collected or invoiced	(1,867,089)	(2,055,701)
Ending balance as of December 31	$142,779	$161,061

As of December 31, 2020 and 2019, the Company had $84.1 million and $37.5 million, respectively, in advance payments from customers.  Of those amounts $54.9 million and $35.7 million, respectively, were customer deposits and prepayments of inventory and $29.2 million and $1.8 million, respectively, were related to the contractual timing of payments.  The advance payments are not considered a significant financing component because they are used to meet working capital demands of a contract, offset inventory risks and protect the company from the failure of other parties to fulfill obligations under a contract.

Note 16—Employee Benefit Plans

The Company has defined contribution plans qualified under Section 401(k) of the Internal Revenue Code for the benefit of all its U.S. employees. The Company’s contributions to the plans are based on employee contributions and compensation. During 2020, 2019 and 2018, the Company made contributions to the plans of approximately $3.1 million, $6.2 million and $5.6 million, respectively. The Company also has defined contribution benefit plans for certain of its international employees primarily dictated by the custom of the regions in which it operates. During each of 2020, 2019 and 2018, the Company made contributions to the international plans of approximately $0.1 million.

Note 17—Contingencies

The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Note 18—Restructuring Charges

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

The Company recognized restructuring charges during 2020, 2019 and 2018 primarily related to the closure of facilities in the Americas, capacity reduction and reductions in workforce in certain facilities across various regions.

The following table summarizes the 2020 activity in the accrued restructuring balances related to the various restructuring activities initiated prior to December 31, 2020:

	Balance as of				Balance as of
	December 31,	Restructuring	Cash	Non-Cash	December 31,
(in thousands)	2019	Charges	Payment	Activity	2020
2020 Restructuring:
Severance	$—	$8,171	$(4,182)	$(232)	$3,757
Lease facility costs	—	165	—	(127)	38
Other exit costs	—	733	(202)	(383)	148
	—	9,069	(4,384)	(742)	3,943
2019 Restructuring:
Severance	3,956	(1,161)	(2,484)	(72)	239
Lease facility costs	—	3,551	(2,394)	(1,145)	12
Other exit costs	—	1,441	(453)	(728)	260
	3,956	3,831	(5,331)	(1,945)	511
Total	$3,956	$12,900	$(9,715)	$(2,687)	$4,454

The components of the restructuring charges initiated during 2020 were as follows:

(in thousands)	Americas	Asia	Europe	Total
Severance costs	$6,977	$1,181	$13	$8,171
Lease facility costs	165	—	—	165
Other exit costs	733	—	—	733
	$7,875	$1,181	$13	$9,069

During 2020, the Company recognized $8.2 million of employee termination costs associated with the involuntary terminations (both executed and planned) of 648 employees in connection with reductions in workforce worldwide. The identified involuntary employee terminations by reportable geographic region amounted to approximately 421, 210 and 17 for the Americas, Asia and Europe, respectively.

In addition, during the year ended December 31, 2020, we incurred $5.7 million and $1.0 million in costs related to asset impairments in the Americas and Asia, respectively.

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

Note 19—Ransomware Incident

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

In 2019, ransomware incident related costs incurred totaled $7.7 million, net of estimated insurance recoveries of $5.0 million, respectively. These costs were primarily comprised of certain employee related expenses and various third party consulting services including forensic experts, legal counsel and other IT professional expenses. During the year ended December 31, 2020, the Company collected $6.6 million of insurance recoveries. Any further insurance recoveries will be recorded when considered probable.

Note 20—Quarterly Financial Data (Unaudited)

The following table sets forth certain unaudited quarterly information with respect to the Company’s results of operations for the years 2020, 2019 and 2018. Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total earnings per share amounts for the fiscal year.

	2020 Quarter
(in thousands, except per share data)	1st	2nd	3rd	4th
Sales	$514,964	$490,966	$525,951	$521,250
Gross profit	43,361	34,672	46,354	50,661
Net income (loss)	3,852	(3,407)	5,915	7,695
Earnings (loss) per share:
Basic	0.10	(0.09)	0.16	0.21
Diluted	0.10	(0.09)	0.16	0.21

	2019 Quarter
(in thousands, except per share data)	1st	2nd	3rd	4th
Sales	$602,820	$601,602	$555,229	$508,444
Gross profit	50,037	49,223	48,955	37,313
Net income (loss)	13,773	9,447	7,136	(6,931)
Earnings (loss) per share:
Basic	0.34	0.25	0.19	(0.19)
Diluted	0.34	0.24	0.19	(0.19)

	2018 Quarter
(in thousands, except per share data)	1st	2nd	3rd	4th
Sales	$608,136	$660,591	$640,688	$657,050
Gross profit	54,200	50,548	48,995	52,093
Net income (loss)	(23,641)	10,943	7,799	27,716
Earnings (loss) per share:
Basic	(0.49)	0.23	0.17	0.64
Diluted	(0.49)	0.23	0.17	0.64

Note 21—Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component were as follows:

	Foreign		Unrealized
	currency	Derivative	loss on
	translation	instruments,	investments,
(in thousands)	adjustments	net of tax	net of tax	Other	Total
Balances, December 31, 2017	$(9,567)	1,478	(41)	(19)	$(8,149)
Other comprehensive gain (loss) before reclassifications	(2,273)	(1,126)	41	619	(2,739)
Amounts reclassified from accumulated other comprehensive loss	—	(236)	—	—	(236)
Net current period other comprehensive gain (loss)	(2,273)	(1,362)	41	619	(2,975)
Balances, December 31, 2018	(11,840)	116	—	600	(11,124)
Other comprehensive gain (loss) before reclassifications	(585)	(2,474)	—	(1,334)	(4,393)
Amounts reclassified from accumulated other comprehensive loss	—	(1,242)	—	—	(1,242)
Net current period other comprehensive gain (loss)	(585)	(3,716)	—	(1,334)	(5,635)
Balances, December 31, 2019	(12,425)	(3,600)	—	(734)	(16,759)
Other comprehensive gain (loss) before reclassifications	4,050	(2,024)	—	(800)	1,226
Amounts reclassified from accumulated other comprehensive loss	—	(1,118)	—	—	(1,118)
Net current period other comprehensive gain (loss)	4,050	(3,142)	—	(800)	108
Balances, December 31, 2020	$(8,375)	$(6,742)	$—	$(1,534)	$(16,651)

See Note 11 for further explanation of the change in derivative instruments that is recorded to accumulated other comprehensive loss. Amounts reclassified from accumulated other comprehensive loss during 2020, 2019 and 2018 primarily affected interest expense and selling, general and administrative expenses, respectively.

Note 22—Supplemental Cash Flow and Non-Cash Information

The following is additional information concerning supplemental disclosures of cash payments.

	Year ended December 31,
(in thousands)	2020	2019	2018
Income taxes paid, net	$18,071	$16,895	$48,918
Interest paid	$9,048	$8,347	$7,868
Non-cash investing activity:
Additions to property, plant and equipment in accounts payable	$3,164	$9,119	$6,148

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Benchmark Electronics, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Benchmark Electronics, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Change in Accounting Principle

As discussed in Notes 1 and 7 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of income tax expense

As discussed in Notes 1 and 9 to the consolidated financial statements, the Company has recorded income tax expense of $3.2 million for the year ended December 31, 2020. The Company serves international markets and is subject to income taxes in the United States and foreign jurisdictions, which affect the Company’s income tax expense.  Income tax expense is an estimate based on the Company’s understanding of current enacted tax laws and tax rates of each tax jurisdiction.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s income tax expense process. This included controls over the identification of changes to tax laws in the jurisdictions in which the Company operates and the Company’s evaluation of the determination of GILTI and foreign tax credits. We involved tax professionals with specialized skills and knowledge who assisted in evaluating the application of the relevant tax laws and regulations in the determination of the Company’s tax expense. In addition, we evaluated the Company’s methodology used in the determination of GILTI and foreign tax credits.

(Signed) KPMG LLP

We have served as the Company’s auditor since 1986.

Phoenix, Arizona

March 1, 2021

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included in Part II, Item 8 of this Report.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the last fiscal quarter covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Although we have modified our workplace practices globally due to the pandemic, resulting in some of our employees working remotely, this has not materially affected our internal controls over financial reporting. We are continually monitoring and assessing the impacts and disruptions caused by the pandemic to ensure there are no material effects on our internal control over financial reporting and to minimize such impacts on their design and operating effectiveness.

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

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this item can be found in the Company’s Proxy Statement for the 2021 Annual Shareholders Meeting (the 2021 Proxy Statement), to be filed not later than 120 days after the end of the Company’s fiscal year and is incorporated herein by reference.

Item 11.  Executive Compensation.

The information required by this item can be found in the 2021 Proxy Statement and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth certain information relating to our equity compensation plans as of December 31, 2020:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	1,584,024(1)	$19.98(1)	2,879,601

(1)	Includes 1,393,503 restricted share units and performance restricted share units. The weighted-average exercise price does not take these awards into account.

Additional information required by this item can be found in the 2021 Proxy Statement and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this item can be found in the 2021 Proxy Statement and is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.

The information required by this item can be found in the 2021 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)	(1) Financial statements of the Company filed as part of this Report:

See Part II, Item 8 - Financial Statements and Supplementary Data of this Report.

See accompanying Report of Independent Registered Public Accounting Firm incorporated herein by reference.

(b)	Exhibits

2.1	Purchase Agreement dated October 20, 2015 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated November 12, 2015 (Commission file number 1-10560))

3.1	Restated Certificate of Formation dated May 17, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 17, 2016) (Commission file number 1-10560)

3.2

Amended and Restated Bylaws of the Company dated December 2, 2020 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated December 7, 2020 (Commission file number 1-10560))

4.1

Specimen form of certificate evidencing the Common Shares (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014) (Commission file number 1-10560)

4.2	Description of Company’s securities (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (Commission file number 1-10560))

10.1

Form of Indemnity Agreement between the Company and its directors and senior officers (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2017 (Commission file number 1-10560))

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

10.14 (1)	Benchmark Electronics, Inc. Deferred Compensation Plan dated as of December 16, 2008 (incorporated by reference to Exhibit 99.1 to the Company’s Form S-8 (Registration Number 333-156202))

10.15 (1)	Form of Executive Severance Agreement (incorporated by referent to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (Commission file number 1-10560))

10.16	Code of Conduct (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (Commission file number 1-10560))

10.17

Credit Agreement, dated July 20, 2018, by and among the Company, certain of its subsidiaries, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Swingline Lender and a L/C Issuer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 23, 2018 (Commission file number 1-10560))

10.18

Cooperation Agreement, dated as of December 19, 2016, by and among the Company and Engaged Capital, LLC, Engaged Capital Flagship Master Fund, LP, Engaged Capital Flagship Fund, LP, Engaged Capital Flagship Fund, Ltd. and Engaged Capital Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 19, 2016 (Commission file number 1-10560))

10.19 (1)	Form of Key Management Severance Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 11, 2017 (Commission file number 1-10560))

10.20 (1)

Employment Agreement, dated February 26, 2019, between the Company and Jeffrey W. Benck (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 28, 2019 (Commission file number 1-10560))

10.21 (1)

Benchmark Electronics, Inc. 2019 Omnibus Incentive Compensation Plan (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed April 5, 2019) (Commission file number 1-10560)

10.22

Amendment No. 1 to the Credit Agreement, dated May 17, 2019, by and among the Company, certain of its subsidiaries, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Swingline Lender and a L/C Issuer (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019) (Commission file number 1-10560)

10.23 (1) (2)	Form of restricted stock unit award agreement for use under the 2019 Plan
10.24 (1) (2)	Form of performance-based restricted stock unit award agreement for use under the 2019 Plan

21 (2)	Subsidiaries of Benchmark Electronics, Inc.

23 (2)	Consent of Independent Registered Public Accounting Firm

31.1 (2)	Section 302 Certification of Chief Executive Officer

31.2 (2)	Section 302 Certification of Chief Financial Officer

32.1 (2)	Section 1350 Certification of Chief Executive Officer

32.2 (2)	Section 1350 Certification of Chief Financial Officer

101.INS (2)	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH (2)	Inline XBRL Taxonomy Extension Schema Document

101.CAL (2) 101.DEF (2)	Inline XBRL Taxonomy Extension Calculation Linkbase Document Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB (2)	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE (2)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104 (2)	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101

(1)   Indicates management contract or compensatory plan or arrangement.

(2)	Filed/furnished herewith.

Item 16.  Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BENCHMARK ELECTRONICS, INC.
By:	/s/ Jeffrey W. Benck
Jeffrey W. Benck
Chief Executive Officer
Date:	March 1, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Name	Position	Date

/s/ David W. Scheible	Chairman of the Board	March 1, 2021
David W. Scheible

/s/ Jeffrey W. Benck	President, Chief Executive Officer and Director	March 1, 2021
Jeffrey W. Benck	(principal executive officer)

/s/ Roop K. Lakkaraju	Chief Financial Officer	March 1, 2021
Roop K. Lakkaraju	(principal financial and accounting officer)

/s/ Bruce A. Carlson	Director	March 1, 2021
Bruce A. Carlson

/s/ Anne De Greef-Safft	Director	March 1, 2021
Anne De Greef-Safft

/s/ Douglas G. Duncan	Director	March 1, 2021
Douglas G. Duncan

/s/ Robert K. Gifford	Director	March 1, 2021
Robert K. Gifford

/s/ Kenneth T. Lamneck	Director	March 1, 2021
Kenneth T. Lamneck

/s/ Jeffrey S. McCreary	Director	March 1, 2021
Jeffrey S. McCreary

/s/ Merilee Raines	Director	March 1, 2021
Merilee Raines