Form 10-Q
period 2021-03-31
BENCHMARK ELECTRONICS INC
filed 2021-05-06
CIK 863436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes ☐ No ☑

As of May 3, 2021, there were 35,816,399 shares of common stock of Benchmark Electronics, Inc., par value $0.10 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
(in thousands, except par value)	2021	2020
Assets
Current assets:
Cash and cash equivalents	$400,428	$390,808
Restricted cash	—	5,182
Accounts receivable, net of allowance for doubtful accounts of $1,371 and $1,371, respectively	276,287	309,331
Contract assets	148,205	142,779
Inventories	355,164	327,377
Prepaid expenses and other assets	32,456	26,457
Income taxes receivable	900	417
Total current assets	1,213,440	1,202,351
Property, plant and equipment, net	183,294	185,272
Operating lease right-of-use assets	88,915	79,966
Goodwill	192,116	192,116
Deferred income taxes	4,924	4,924
Other assets, net	78,064	79,606
	$1,760,753	$1,744,235
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$9,209	$9,161
Accounts payable	325,226	282,208
Advance payments from customers	76,833	84,122
Income taxes payable	6,671	5,572
Accrued liabilities	87,171	100,073
Total current liabilities	505,110	481,136
Long-term debt, less current installments	128,862	131,051
Operating lease liabilities	79,659	72,120
Other long-term liabilities	64,948	65,552
Deferred income taxes	4,627	4,788
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.10 par value; 5,000 shares authorized, none issued	—	—
Common stock, $0.10 par value; 145,000 shares authorized; issued and outstanding – 36,062 and 36,295, respectively	3,608	3,629
Additional paid-in capital	505,659	510,405
Retained earnings	486,267	492,205
Accumulated other comprehensive loss	(17,987)	(16,651)
Total shareholders’ equity	977,547	989,588
	$1,760,753	$1,744,235

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2021	2020
Sales	$505,721	$514,964
Cost of sales	463,494	471,603
Gross profit	42,227	43,361
Selling, general and administrative expenses	30,548	31,575
Amortization of intangible assets	1,598	2,381
Restructuring charges and other costs	1,591	2,915
Ransomware related incident costs (recovery), net	(3,444)	—
Income from operations	11,934	6,490
Interest expense	(2,149)	(1,702)
Interest income	165	599
Other income (expense)	(276)	(662)
Income before income taxes	9,674	4,725
Income tax expense	1,757	873
Net income	$7,917	$3,852
Earnings per share:
Basic	$0.22	$0.10
Diluted	$0.22	$0.10
Weighted-average number of shares outstanding:
Basic	36,250	36,790
Diluted	36,711	37,071

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Three Months Ended March 31,
(in thousands)	2021	2020
Net income	$7,917	$3,852
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,420)	(1,257)
Unrealized (gain) loss on derivative, net of tax	945	(4,094)
Other	139	115
Other comprehensive income (loss)	(1,336)	(5,236)
Comprehensive income (loss)	$6,581	$(1,384)

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(unaudited)

(in thousands)	Shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balances, December 31, 2020	36,295	$3,629	$510,405	$492,205	$(16,651)	$989,588
Stock-based compensation expense	—	—	2,850	—	—	2,850
Shares repurchased and retired	(442)	(41)	(4,928)	(8,083)	—	(13,052)
Stock options exercised	25	2	274	—	—	276
Vesting of restricted stock units	284	28	(28)	—	—	—
Shares withheld for taxes	(100)	(10)	(2,914)	—	—	(2,924)
Dividends declared	—	—	—	(5,772)	—	(5,772)
Net income	—	—	—	7,917	—	7,917
Other comprehensive loss	—	—	—	—	(1,336)	(1,336)
Balances, March 31, 2021	36,062	$3,608	$505,659	$486,267	$(17,987)	$977,547

Balances, December 31, 2019	36,957	$3,696	$512,019	$515,876	$(16,759)	$1,014,832
Stock-based compensation expense	—	—	2,739	—	—	2,739
Shares repurchased and retired	(724)	(73)	(8,048)	(11,208)	—	(19,329)
Stock options exercised	16	2	357	—	—	359
Vesting of restricted stock units	236	24	(24)	—	—	—
Shares withheld for taxes	(70)	(7)	(1,760)	—	—	(1,767)
Dividends declared	—	—	—	(5,828)	—	(5,828)
Net income	—	—	—	3,852	—	3,852
Other comprehensive income	—	—	—	—	(5,236)	(5,236)
Balances, March 31, 2020	36,415	$3,642	$505,283	$502,692	$(21,995)	$989,622

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
(in thousands)	2021	2020
Cash flows from operating activities:
Net income	$7,917	$3,852
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,973	9,301
Amortization	2,082	2,891
Deferred income taxes	(161)	(885)
Asset impairments	—	1,007
Gain on the sale of property, plant and equipment	(8)	(31)
Stock-based compensation expense	2,850	2,739
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts receivable	32,561	6,414
Contract assets	(5,426)	1,099
Inventories	(28,700)	(23,769)
Prepaid expenses and other assets	(6,675)	(3,110)
Accounts payable	42,439	14,882
Advance payments from customers	(7,289)	1,785
Accrued liabilities	(11,990)	(18,951)
Operating leases	(608)	(83)
Income taxes	648	(250)
Net cash provided by (used in) operations	36,613	(3,109)
Cash flows from investing activities:
Additions to property, plant and equipment	(5,770)	(11,856)
Proceeds from the sale of property, plant and equipment	13	7
Additions to purchased software	(652)	(1,040)
Cash received from business divestitures	—	1,341
Other	—	57
Net cash used in investing activities	(6,409)	(11,491)
Cash flows from financing activities:
Proceeds from stock options exercised	276	359
Employee taxes paid for shares withheld	(2,924)	(1,767)
Dividends paid	(5,805)	(5,538)
Borrowings under credit agreement	—	110,000
Principal payments on credit agreement	(1,875)	(16,875)
Principal payments on finance leases	(380)	(312)
Share repurchases	(13,052)	(19,329)
Net cash provided by (used in) financing activities	(23,760)	66,538
Effect of exchange rate changes	(2,006)	(4,108)
Net increase in cash and cash equivalents and restricted cash	4,438	47,830
Cash and cash equivalents and restricted cash at beginning of year	395,990	363,956
Cash and cash equivalents and restricted cash at end of period	$400,428	$411,786

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

The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). The financial statements reflect all normal and recurring adjustments necessary in the opinion of management for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2020 (the 2020 10-K).

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

Note 2 – New Accounting Pronouncements

Not Yet Adopted

In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848). The pronouncement provides temporary optional expedients and exceptions for applying GAAP to transactions affected by reference rate (e.g., LIBOR) reform if certain criteria are met to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. This update is effective as of March 12, 2020 through December 31, 2022. We will evaluate transactions or contract modifications occurring as a result of reference rate reform and determine whether to apply the optional guidance on an ongoing basis. The update is currently not expected to have a material impact on our consolidated financial statements.

The Company has determined that other recently issued accounting standards will either not have a material impact on its consolidated financial position, results of operations or cash flows, or will not apply to its operations.

Note 3 – Inventories

Inventory costs are summarized as follows:

	March 31,	December 31,
(in thousands)	2021	2020
Raw materials	$340,234	$312,856
Work in process	9,864	8,687
Finished goods	5,066	5,834
	$355,164	$327,377

Note 4 – Goodwill and Other Intangible Assets

Goodwill allocated to the Company’s reportable segments were as follows:

(in thousands)	Americas	Asia	Total
Goodwill as of December 31, 2020 and March 31, 2021	$154,014	$38,102	$192,116

Other assets, net consist primarily of acquired identifiable intangible assets and capitalized purchased software costs. Acquired identifiable intangible assets and purchased software as of March 31, 2021 and December 31, 2020 were as follows:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$100,174	$(54,961)	$45,213
Purchased software costs	46,820	(33,661)	13,159
Technology licenses	28,800	(26,839)	1,961
Trade names and trademarks	7,800	—	7,800
Other	868	(339)	529
Intangible assets, March 31, 2021	$184,463	$(115,800)	$68,663

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$100,228	$(53,429)	$46,799
Purchased software costs	46,183	(33,307)	12,876
Technology licenses	28,800	(26,833)	1,967
Trade names and trademarks	7,800	—	7,800
Other	868	(333)	535
Intangible assets, December 31, 2020	$183,879	$(113,902)	$69,977

Customer relationships are being amortized on a straight-line basis over a period of 10 to 14 years. Capitalized purchased software costs are amortized straight-line over the estimated useful life of the related software, which ranges from 2 to 14 years. Technology licenses are being amortized over their estimated useful lives in proportion to the economic benefits consumed. The Company’s acquired trade names and trademarks have been determined to have an indefinite life. Amortization on the statements of cash flow for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Amortization of intangible assets	$1,598	$2,381
Amortization of capitalized purchased software costs	369	395
Amortization of debt costs	115	115
	$2,082	$2,891

The estimated future amortization expense of acquired intangible assets for each of the next five years is as follows (in thousands):

Year ending December 31,	Amount
2021 (remaining nine months)	$5,049
2022	6,766
2023	6,408
2024	5,277
2025	5,215

Note 5 – Borrowing Facilities

Long-term debt outstanding as of March 31, 2021 and December 31, 2020 consists of the following:

	March 31,	December 31,
(in thousands)	2021	2020
Revolving credit facility, due 2023	$—	$—
Term loan, due 2023	134,999	136,874
Less unamortized debt issuance costs	(1,040)	(1,155)
Long-term debt	$133,959	$135,719

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

As of March 31, 2021, $135.0 million of the outstanding debt under the Credit Agreement is effectively at a fixed interest rate of 2.928% (plus the applicable margin) as a result of a $135.0 million notional interest rate swap contract discussed in Note 15. A commitment fee of 0.20% to 0.30% per annum (based on the debt to EBITDA ratio) on the unused portion of the revolving credit line is payable quarterly in arrears.

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

As of March 31, 2021, the Company had $135.0 million in borrowings outstanding under the Term Loan Facility and $3.9 million in letters of credit outstanding under the Revolving Credit Facility. The Company had $496.1 million available for future borrowings under the Revolving Credit Facility subject to compliance with financial covenants as to interest coverage and debt leverage, in addition to other debt covenant restrictions.

Note 6 – Leases

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

The components of lease expense were as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Finance lease cost:
Amortization of right-of-use assets (included in depreciation expense)	$194	$178
Interest on lease liabilities	92	118
Operating lease cost	3,794	4,141
Short-term lease cost	90	241
Variable lease cost	467	510
Total lease cost	$4,636	$5,188

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for finance lease	$103	$127
Operating cash flows used for operating leases	$4,285	$3,988
Financing cash flows used for finance lease	$380	$312
Right-of-use assets obtained in exchange for new operating lease liabilities	$12,124	$4,183

The lease assets and liabilities as of March 31, 2021 and December 31, 2020 were as follows (in thousands):

	March 31,	December 31,
	2021	2020
Finance lease right-of-use assets (included in other assets)	$2,254	$2,448
Operating lease right-of-use assets	$88,915	$79,966
Finance lease liability, current (included in current installments of long-term debt)	$1,709	$1,661
Finance lease liability, noncurrent (included in long-term debt)	$2,403	$2,832
Operating lease liabilities, current (included in accrued liabilities)	$12,318	$11,516
Operating lease liabilities, noncurrent	$79,659	$72,120
Weighted average remaining lease term – finance leases	2.8 years	3.0 years
Weighted average remaining lease term – operating leases	10.1 years	10.0 years
Weighted average discount rate – finance leases	9.0%	9.0%
Weighted average discount rate – operating leases	4.2%	4.4%

Future annual minimum lease payments and finance lease commitments as of March 31, 2021 were as follows (in thousands):

Year ending December 31,	Operating Leases	Finance Leases
2021 (remaining nine months)	$11,278	$1,514
2022	13,898	2,046
2023	12,483	659
2024	11,152	194
2025	10,136	178
2026 and thereafter	55,544	—
Total minimum lease payments	$114,491	$4,591
Less: imputed interest	(22,514)	(479)
Present value of lease liabilities	$91,977	$4,112

As of March 31, 2021, the Company’s future operating leases that have not yet commenced are immaterial.

Note 7 – Common Stock and Stock-Based Awards Plans

Dividends

The Company began declaring and paying quarterly dividends during the first quarter of 2018. For the three months ended March 31, 2021 and 2020, cash dividends paid totaled $5.8 million and $5.5 million, respectively. On March 15, 2021, the Company declared a quarterly cash dividend of $0.16 per share of the Company’s common stock to shareholders of record as of March 31, 2021. The dividend in the aggregate amount of $5.8 million was paid on April 14, 2021. The Company’s future dividend policy is subject to the Company’s compliance with applicable law, and depending on, among other things, the Company’s results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in the Company’s debt agreements, and other factors that the Board of Directors may deem relevant, including the impact of the COVID-19 pandemic. Dividend payments are not mandatory or guaranteed; there can be no assurance that the Company will continue to pay a dividend in the future.

Share Repurchase Authorization

On February 19, 2020, the Board of Directors authorized a $150 million increase to its existing stock repurchase program. On October 26, 2018, the Board of Directors authorized the repurchase of $100 million of the Company’s common stock in addition to the $250 million previously approved on March 6, 2018. During the three months ended March 31, 2021, the Company repurchased a total of 0.4 million common shares for an aggregate of

$13.1 million at an average price of $29.52 per share. As of March 31, 2021, the Company had an aggregate $191.2 million remaining under its stock repurchase program.

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

As of March 31, 2021, 2.2 million common shares were available for issuance under the Company’s 2019 Plan.

All share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on their grant date fair values. The total compensation cost recognized for stock-based awards was $2.9 million and $2.7 million for the three months ended March 31, 2021 and 2020, respectively. The total income tax benefit recognized in the Condensed Consolidated Statements of Income for stock-based awards was $0.7 million for both the three months ended March 31, 2021 and 2020. Awards of restricted stock units and performance-based restricted stock units are valued at the closing market price of the Company’s common stock on the date of grant. For performance-based restricted stock units, compensation expense is based on the probability that the performance goals will be achieved, which is monitored by management throughout the requisite service period. When it becomes probable, based on the Company’s expectation of performance during the measurement period, that more or less than the previous estimate of the awarded shares will vest, an adjustment to stock-based compensation expense is recognized as a change in accounting estimate.

As of March 31, 2021, the unrecognized compensation cost and remaining weighted-average amortization period related to stock-based awards were as follows:

(in thousands)	Restricted Stock Units	Performance- based Restricted Stock Units (1)
Unrecognized compensation cost	$28,561	$9,434
Remaining weighted-average amortization period	3.0 years	2.6 years

(1) Based on the probable achievement of the performance goals identified in each award.

The total cash received by the Company as a result of stock option exercises for the three months ended March 31, 2021 and 2020 was approximately $0.3 million and $0.4 million, respectively. The actual tax benefit realized as a result of stock option exercises and the vesting of other share-based awards during the three months ended March 31, 2021 and 2020 was $1.9 million and $1.4 million, respectively. For the three months ended March 31, 2021 and 2020, the total intrinsic value of stock options exercised was $0.5 million and $0.1 million, respectively.

The Company awarded performance-based restricted stock units to employees during the three months ended March 31, 2021 and 2020. The number of performance-based restricted stock units that will ultimately be earned will not be determined until the end of the corresponding performance periods, and may vary from as low as zero to as high as 2.5 times the target number depending on the level of achievement of certain performance goals. The level of achievement of these goals is based upon the financial results of the Company for the last full calendar year within the performance period. The performance goals consist of certain levels of achievement using the following financial metrics: revenue, operating income margin, and return on invested capital. If the performance goals are not met based on the Company’s financial results, the applicable performance-based restricted stock units will not vest and will be forfeited. Shares subject to forfeited performance-based restricted stock units will be available for issuance under the Company’s 2019 Plan.

The following table summarizes activities relating to the Company’s stock options:

(in thousands, except per share data)	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	188	$19.98
Exercised	(46)	19.29
Forfeited or expired	(1)	18.57
Outstanding and Exercisable as of March 31, 2021	141	$20.22	1.77	$1,511

The aggregate intrinsic value in the table above is before income taxes and is calculated as the difference between the exercise price of the underlying options and the Company’s closing stock price as of the last business day of the period ended March 31, 2021 for options that had exercise prices that were below the closing price.

The following table summarizes the activities related to the Company’s time-based restricted stock units:

(in thousands, except per share data)	Number of Units	Weighted- Average Grant Date Fair Value
Non-vested awards outstanding as of December 31, 2020	1,026	$27.35
Granted	440	28.60
Vested	(284)	28.44
Forfeited	(50)	28.58
Non-vested awards outstanding as of March 31, 2021	1,132	$27.51

The following table summarizes the activities related to the Company’s performance-based restricted stock units:

		Weighted-
		Average
	Number of	Grant Date
(in thousands, except per share data)	Units	Fair Value
Non-vested units outstanding as of December 31, 2020	368	$27.93
Granted(1)	234	28.60
Forfeited	(60)	29.38
Non-vested units outstanding as of March 31, 2021	542	$28.06

(1)  Represents target number of units that can vest based on the achievement of the performance goals.

Note 8 – Income Taxes

Income tax expense (benefit) consists of the following:

	Three Months Ended March 31,
(in thousands)	2021	2020
Federal - current	$(163)	$617
Foreign - current	2,258	986
State - current	140	155
Deferred	(478)	(885)
	$1,757	$873

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

As of December 31, 2020, the Company had approximately $333.6 million in cumulative undistributed foreign earnings of its foreign subsidiaries. These earnings would not be subject to U.S. income tax, if distributed to the Company. During 2018, the Company changed its assertion on its foreign subsidiaries earnings that are permanently reinvested. A certain amount of earnings from specific foreign subsidiaries are permanently reinvested, and certain foreign earnings from other specific foreign subsidiaries are considered to be non-permanently reinvested and are available for immediate distribution to the Company. Income taxes have been accrued on the non-permanently reinvested foreign earnings including any applicable local withholding taxes.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in the United States in response to the COVID-19 pandemic. The CARES Act among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021, and contains modifications on the limitation of business interest for tax years beginning in 2019 and 2020. The Company has evaluated the impact of these provisions and has determined these provisions did not have any impact on the year ended December 31, 2020 or the three months ended March 31, 2021. In addition, the CARES Act allowed for employee retention tax credits to be taken in U.S. payroll tax filings, and allowed for the deferral of the employer portion of social security taxes during the calendar year 2020 with 50% to be paid at the end of calendar years 2021 and 2022, respectively. The Company has deferred the payment of the employer portion of social security taxes for the year ended December 31, 2020 with 50% of payments to be paid at the end of 2021 and 2022, respectively. The Company has also determined it was entitled to employee retention credits and filed for the credits in the second quarter of 2020 pursuant to the guidance provided by the Internal Revenue Service. The Company has determined that it is not eligible for employee retention tax credits as of March 31, 2021, and the deferral of the employer portion of social security taxes is not available for 2021.

The Company has been granted certain tax incentives, including tax holidays, for its subsidiaries in Malaysia and Thailand that will expire at various dates, unless extended or otherwise renegotiated, through March 31, 2021 in Malaysia and 2028 in Thailand, and are subject to certain conditions with which the Company expects to comply. The net impact of these tax incentives was to lower foreign income tax expense for the three months ended March 31, 2021 and 2020 by approximately $1.0 million (approximately $0.03 per diluted share) and $0.8 million (approximately $0.02 per diluted share), respectively, as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Malaysia	$417	$476
Thailand	582	318
	$999	$794

As of April 1, 2021, the tax holiday for Malaysia has expired.  We are currently in the process of applying for a new tax holiday for our operations in Malaysia.

As of March 31, 2021, the total amount of the reserve for uncertain tax benefits including interest and penalties was $0.6 million. The reserve is classified as a current or long-term liability in the condensed consolidated balance sheets based on the Company’s expectation of when the items will be settled. The Company records interest expense and penalties accrued in relation to uncertain income tax benefits as a component of current income tax expense.

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

Note 9 – Revenue

The Company’s revenues are generated primarily from the sale of manufactured products built to customer specifications. The Company also generates revenue from design, development and engineering services, in addition to the sale of other inventory.

Revenue is measured based on the consideration specified in a contract with a customer. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a manufactured product to a customer. The Company’s contracts with customers are generally short-term in nature. The Company applies the optional exemption related to short-term performance obligations and does not disclose information about remaining performance obligations that have original expected durations of one year or less. Customers are generally billed when the product is shipped or as services are performed. Under the majority of the Company’s manufacturing contracts with customers, the customer controls all of the work-in-progress as products are being built. Revenues under these contracts are recognized progressively based on the cost-to-cost method. For other manufacturing contracts, the customer does not take control of the product until it is completed. Under these contracts, the Company recognizes revenue upon transfer of control of the product to the customer. Revenue from design, development and engineering services is recognized over time as the services are performed. The Company assumes no significant obligations after shipment as it typically warrants workmanship only. Therefore, the warranty provisions are generally not significant.

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

	Reportable Operating Segments
	Three Months Ended March 31, 2021
(in thousands)	Americas	Asia	Europe	Total
Market Sector:
Industrials	$20,996	$55,410	$19,046	$95,452
A&D	83,487	—	5,894	89,381
Medical	47,424	40,784	19,982	108,190
Semi-Cap	48,866	48,761	15,483	113,110
Computing	35,338	8,348	—	43,686
Telecommunications	29,958	25,719	225	55,902
External revenue	266,069	179,022	60,630	505,721
Elimination of intersegment sales	10,769	9,282	250	20,301
Segment revenue	$276,838	$188,304	$60,880	$526,022

	Three Months Ended March 31, 2020
(in thousands)	Americas	Asia	Europe	Total
Market Sector:
Industrials	$33,945	$48,225	$20,656	$102,826
A&D	113,012	—	6,188	119,200
Medical	69,379	44,203	4,394	117,976
Semi-Cap	30,449	37,292	14,979	82,720
Computing	30,074	6,527	—	36,601
Telecommunications	26,649	28,659	333	55,641
External revenue	303,508	164,906	46,550	514,964
Elimination of intersegment sales	10,888	6,703	450	18,041
Segment revenue	$314,396	$171,609	$47,000	$533,005

During both the three months ended March 31, 2021 and 2020, 90% of the Company’s revenue was recognized as products and services were transferred over time.

The timing of revenue recognition, billings and cash collections result in billed accounts receivable, contract assets and advance payments from customers.

As of March 31, 2021 and December 31, 2020, the Company had $148.2 million and $142.8 million, respectively, in contract assets from contracts with customers. The contract assets primarily relate to the Company’s right to consideration for work completed but not billed at the reporting date. The contract assets are transferred to accounts receivable when the rights become unconditional.

Significant changes in the contract asset balance during the period are as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Beginning balance as of December 31	$142,779	$161,061
Revenue recognized	455,753	464,727
Amounts collected or invoiced	(450,327)	(465,826)
Ending balance as of March 31	$148,205	$159,962

As of March 31, 2021 and December 31, 2020, the Company had $76.8 million and $84.1 million, respectively, in advance payments from customers.  Of those amounts, $50.7 million and $54.9 million, respectively, were customer deposits and prepayments of inventory and $26.1 million and $29.2 million, respectively, were related to the contractual timing of payments.  The advance payments are not considered a significant financing component because they are used to meet working capital demands of a contract, offset inventory risks and protect the company from the failure of other parties to fulfill obligations under a contract.

Note 10 – Accounts Receivable Sale Program

As of March 31, 2021, in connection with a trade accounts receivable sale program with unaffiliated financial institutions, the Company may elect to sell, at a discount, on an ongoing basis, up to a maximum of $120.0 million of specific accounts receivable at any one time.

During the three months ended March 31, 2021 and 2020, the Company sold $79.3 million and $76.4 million, respectively, of accounts receivable under this program, and in exchange, the Company received cash proceeds of $79.2 million and $76.3 million, respectively, net of the discount. The loss on the sale resulting from the discount was recorded to other expense within the consolidated statements of income.

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

The Company recognized restructuring charges during 2021 and 2020 primarily related to the closure of facilities in the Americas, capacity reduction and reductions in workforce in certain facilities across various regions.

The following table summarizes the 2021 activity in accrued restructuring, which is included in accrued liabilities in the condensed consolidated balance sheets, related to various restructuring activities initiated prior to March 31, 2021:

	Balance as of				Balance as of
	December 31,	Restructuring	Cash	Non-Cash	March 31,
(in thousands)	2020	Charges	Payment	Activity	2021
Restructuring:
Severance	$3,996	$546	$(1,913)	$(29)	$2,600
Lease facility costs	50	475	(512)	(13)	—
Other exit costs	408	570	(103)	—	875
Total	$4,454	$1,591	$(2,528)	$(42)	$3,475

Note 13 – Ransomware Incident

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

In 2019, ransomware incident related costs incurred totaled $12.7 million or $7.7 million, net of estimated insurance recoveries of $5.0 million. These costs were primarily comprised of certain employee related expenses and various third party consulting services including forensic experts, legal counsel and other IT professional expenses. During the year ended December 31, 2020, the Company collected $6.6 million of insurance recoveries which include $5.0 million of estimated insurance recoveries recorded in 2019 and an additional $1.6 million recorded in 2020. During the three months ended March 31, 2021, the Company collected an additional $3.4 million of insurance recoveries. As of March 31, 2021, the Company has collected insurance recoveries totaling $10.0 million. Any further insurance recoveries will be recorded when realized or realizable.

Note 14 – Earnings Per Share

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

The following table sets forth the calculation of basic and diluted earnings per share:

	Three Months Ended March 31,
(in thousands, except per share data)	2021	2020
Net income	$7,917	$3,852
Denominator for basic earnings per share – weighted-average number of common shares outstanding during the period	36,250	36,790
Incremental common shares attributable to exercise of dilutive options	51	77
Incremental common shares attributable to outstanding restricted stock units	410	204
Denominator for diluted earnings per share	36,711	37,071
Basic earnings per share	$0.22	$0.10
Diluted earnings per share	$0.22	$0.10

Restricted stock units totaling 4 thousand shares and 9 thousand shares for the three months ended March 31, 2021 and 2020, respectively, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

Note 15 – Financial Instruments

The Company’s financial instruments include cash equivalents, accounts receivable, other receivables, accounts payable, accrued liabilities and long-term debt. The Company believes that the carrying values of these instruments approximate fair value. The Company uses derivative instruments to manage the variability of foreign currency obligations and interest rates. The Company does not enter into derivatives for speculative purposes. As of March 31, 2021 and 2020, all the Company’s derivative instruments were recorded at fair value using Level 3 inputs.

The forward currency exchange contract in place as of March 31, 2021 has not been designated as an accounting hedge and, therefore, changes in fair value are recorded within the Condensed Consolidated Statements of Income.

The Company has an interest rate swap agreement, with a notional amount of $135.0 million and $136.9 million as of March 31, 2021 and December 31, 2020, respectively, to hedge a portion of its interest rate exposure on outstanding borrowings under the Credit Agreement. Under this interest rate swap agreement, the Company receives variable rate interest payments based on the one-month LIBOR rate and pays fixed rate interest payments. The fixed interest rate for the contract is 2.928%. The effect of this swap is to convert a portion of the floating rate interest expense to fixed interest rate expense. Based on the terms of the interest rate swap contract and the underlying borrowings outstanding under the Credit Agreement, the interest rate contract was determined to be highly effective, and thus qualifies and has been designated as a cash flow hedge. As such, changes in the fair value of the interest rate swap are recorded in other comprehensive income (loss) on the accompanying condensed consolidated balance sheets until earnings are affected by the variability of cash flows.

The fair value of the interest rate swap was a $7.7 million liability as of March 31, 2021 and a $9.0 million liability as of December 31, 2020 recorded in other long-term liabilities. During the three months ended March 31, 2021, the Company recorded an unrealized gain of $1.3 million ($0.9 million net of tax) on the swap in other comprehensive income (loss). See Note 16.

As of December 31, 2017, the Company had an interest rate swap agreement with a notional amount of $155.3 million with a fixed interest rate of 1.4935% which was terminated in October 2018 for $3.5 million and the gain was amortized to offset interest expense over the remaining term of the interest rate swap agreement which ended November 2020.

Note 16 – Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component were as follows:

	Foreign
	currency	Derivative
	translation	instruments,
(in thousands)	adjustments	net of tax	Other	Total
Balances, December 31, 2020	$(8,375)	$(6,742)	$(1,534)	$(16,651)
Other comprehensive gain (loss) before reclassifications	(2,420)	945	139	(1,336)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current period other comprehensive gain (loss)	(2,420)	945	139	(1,336)
Balances, March 31, 2021	$(10,795)	$(5,797)	$(1,395)	$(17,987)

See Note 15 for further explanation of the change in derivative instruments that is recorded to accumulated other comprehensive loss.

Note 17 – Segment and Geographic Information

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

Company has three reportable operating segments: Americas, Asia, and Europe. Information about operating segments is as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Net sales:
Americas	$276,838	$314,396
Asia	188,304	171,609
Europe	60,880	47,000
Elimination of intersegment sales	(20,301)	(18,041)
	$505,721	$514,964
Depreciation and amortization:
Americas	$5,295	$5,585
Asia	2,686	2,714
Europe	712	725
Corporate	2,362	3,168
	$11,055	$12,192
Income from operations:
Americas	$8,234	$12,425
Asia	17,352	10,998
Europe	5,238	2,189
Corporate and intersegment eliminations	(18,890)	(19,122)
	11,934	6,490
Interest expense	(2,149)	(1,702)
Interest income	165	599
Other income (expense)	(276)	(662)
Income before income taxes	$9,674	$4,725
Capital expenditures:
Americas	$4,919	$9,260
Asia	205	2,525
Europe	286	846
Corporate	1,012	265
	$6,422	$12,896

	March 31,	December 31,
(in thousands)	2021	2020
Total assets:
Americas	$778,104	$777,658
Asia	564,114	532,793
Europe	168,880	146,277
Corporate	249,655	287,507
	$1,760,753	$1,744,235

Geographic net sales information provided below reflects the destination of the product shipped. Long-lived assets information is based on the physical location of the asset and includes property, plant and equipment, net, operating lease right-of-use assets, and other long-term assets, net.

	Three Months Ended March 31,
(in thousands)	2021	2020
Geographic net sales:
United States	$297,043	$336,367
Singapore	63,157	54,621
Other Asia	38,845	38,319
Europe	75,326	66,523
Other	31,350	19,134
	$505,721	$514,964

	March 31,	December 31,
(in thousands)	2021	2020
Long-lived assets:
United States	$234,166	$235,193
Asia	67,382	69,669
Europe	28,064	18,002
Other	20,661	21,980
	$350,273	$344,844

Note 18 –Supplemental Cash Flow and Non-Cash Information

The following is additional information concerning supplemental disclosures of cash payments.

	Three Months Ended March 31,
(in thousands)	2021	2020
Income taxes paid, net	$1,605	$2,035
Interest paid	$2,090	$1,939
Non-cash investing activity:
Additions to property, plant and equipment in accounts payable	$4,432	$7,173

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report (this Report) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts and may include words such as “anticipate,” “believe,” “intend,” “plan,” “project,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” “will,” or the negative or other variations thereof. In particular, statements, express or implied, concerning future operating results, including guidance for second quarter 2021 results and beyond, our ability to generate sales, income or cash flow, the anticipated impact of the COVID-19 pandemic, our anticipated plans and responses to the COVID-19 pandemic, our expected revenue mix, our business strategy and strategic initiatives, our repurchases of shares of our common stock and our intentions concerning the payment of dividends, among others, are forward-looking statements.  Although we believe these statements are based upon reasonable assumptions, they involve risks, uncertainties and assumptions that are beyond our ability to control or predict, relating to operations, markets and the business environment generally, including those discussed in Part I, Item 1A of the 2020 10-K and in any of our subsequent reports filed with the SEC.  In particular, these statements also depend on the duration, severity and evolution of the COVID-19 pandemic and related risks, including government and other third-party responses to it and the consequences for the global economy, our business and the businesses of our suppliers and customers, as well as our ability (or inability) to execute on our plans to respond to the COVID-19 pandemic.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes, including the future results of our operations, may vary materially from those indicated. Undue reliance should not be placed on any forward-looking statements. Forward-looking statements are not guarantees of performance.  The following discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes, and the 2020 10-K. All forward-looking statements included in this document are based upon information available to us as of the date of this document, and we assume no obligation to update them.

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

•

Technology Solutions, which involve developing a library of building blocks or reference designs primarily in defense solutions, surveillance systems, radio frequency and high-speed design, and front-end managed connectivity data collection systems. We often merge these technology solutions with engineering services to provide turnkey product development from requirements through to volume production that we support with our manufacturing services. Our building blocks can be utilized across a variety of industries but we have significant capabilities in the A&D and the complex industrials markets. We have also developed differentiated capabilities in radio frequency (RF) and high-speed design for both components and substrates. The need to reduce size, weight, and power (SWaP) to accommodate high frequency electronics communications is important to customers in the A&D, medical, and next-generation telecommunications markets.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in the United States in response to the COVID-19 pandemic. The CARES Act among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021, and contains modifications on the limitation of business interest for tax years beginning in 2019 and 2020. The Company evaluated the impact of these provisions and determined these provisions did not have any impact on the year ended December 31, 2020 or the three months ended March 31, 2021. In addition, the CARES Act allows for employee retention tax credits to be taken in U.S. payroll tax filings and allows for the deferral of the employer portion of social security taxes with 50% to be paid at the end of calendar years 2021 and 2022, respectively. Accordingly, the Company has deferred the payment of the employer portion of social security taxes for the year ended December 31, 2020 until the end of 2021 and 2022, respectively. The Company has also determined it was entitled to employee retention credits and filed for the credits in the second quarter payroll tax reports pursuant to the guidance provided by the Internal Revenue Service. The amount of credits has been recorded in operating expenses for the year ended December 31, 2020. The Company has determined that it is not eligible for employee retention tax credits as of March 31, 2021, and the deferral of the employer portion of social security taxes is not available for 2021.

We continue to monitor the evolving situation and guidance from international and domestic authorities, including federal, state and local public health authorities, and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our operating plan. As such, the exact extent of the impact of the COVID-19 pandemic on our business, financial condition and results of operations, is currently unknown and will depend on future developments, which are highly uncertain, continuously evolving and cannot be predicted. This includes, but is not limited to, the duration and spread of the COVID-19 pandemic, its severity, the actions to contain the virus or treat its impact, including the availability and efficacy of vaccinations (particularly with respect to emerging strains of the virus) and the rate of inoculations, and how quickly and to what extent normal economic and operating conditions can resume which may not return fully to pre-pandemic levels.

Accordingly, our current results and financial condition discussed herein may not be indicative of future operating results and trends. See “Risk Factors” in Part I, Item 1A of our 2020 10-K for additional risks we face due to the COVID-19 pandemic.

First Quarter 2021 Highlights

Sales for the three months ended March 31, 2021 were $505.7 million, a 2% decrease from sales of $515.0 million during the three months ended March 31, 2020. During the first quarter of 2021, sales to customers in our various industry sectors fluctuated from the first quarter of 2020 as follows:

Higher-Value Markets

•	Industrials decreased by 7%,
•	A&D decreased by 25%,
•	Medical decreased by 8%, and
•	Semi-cap increased by 37%.

Traditional Markets

•	Computing increased by 19%, and
•	Telecommunications remained flat.

The overall revenue decrease was due primarily to lower demand from customers in A&D, oil and gas industrials, and medical sectors (as discussed below). Higher-value market revenues were down 4% year-over-year from softness in A&D, Industrials and Medical, partially offset by an increase in Semi-Cap. Traditional market revenues were up 8% year-over-year primarily from strength in the Computing sector.

Our sales depend on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, the availability of electronic component supply, or the failure of a major customer to pay for components or services, including in each case as a result of the COVID-19 pandemic, can adversely affect us. A substantial percentage of our sales are made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. Sales to our ten largest customers represented 44% and 42% of our sales during the three months ended March 31, 2021 and 2020, respectively.

For the three months ended March 31, 2021, we were impacted by supply chain constraints, including shortages, longer lead times and increased transit times. The overall demand environment is gaining strength from macroeconomic recovery which has outpaced electronic component supply. Lead times are extending as more components are going on allocation – primarily in semiconductors. We are maintaining close alignment with our suppliers and distributors to minimize disruptions to existing orders and working to secure supply to support customer demand increases. In some cases, we are actively working with customers to replan mix and redesign some products to enable alternate component sourcing.

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

We have undertaken initiatives to restructure our business operations with the intention of improving utilization and reducing costs. During the first three months of 2021, we recognized $1.6 million of restructuring and other costs due in part to expenses associated with various site closures and restructuring activities.

RESULTS OF OPERATIONS

The following table presents the percentage relationship that certain items in our Condensed Consolidated Statements of Income bear to sales for the periods indicated. The financial information and the discussion below should be read in conjunction with the condensed consolidated financial statements and Notes thereto in Part I, Item 1 of this Report.

	Three Months Ended March 31,
	2021	2020
Sales	100.0%	100.0%
Cost of sales	91.7	91.6
Gross profit	8.3	8.4
Selling, general and administrative expenses	6.0	6.1
Amortization of intangible assets	0.3	0.5
Restructuring charges and other costs	0.3	0.6
Ransomware related incident costs (recovery), net	(0.7)	—
Income from operations	2.4	1.2
Other expense, net	(0.5)	(0.3)
Income before income taxes	1.9	0.9
Income tax expense	0.3	0.2
Net income	1.6%	0.7%

Sales

As noted above, sales for the first quarter of 2021 decreased 2% from the same quarter in 2020. Sales by industry sector were as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Higher-Value Markets
Industrials	$95,452	$102,826
A&D	89,381	119,200
Medical	108,190	117,976
Semi-Cap	113,110	82,720
	406,133	422,722
Traditional Markets
Computing	43,686	36,601
Telecommunications	55,902	55,641
	99,588	92,242
Total	$505,721	$514,964

Industrials. First quarter 2021 sales decreased 7% to $95.5 million from $102.8 million in the first quarter of 2020. The decrease was primarily due to softer demand in the oil and gas and building and transportation infrastructure markets, and new program ramp delays.

Aerospace and Defense. First quarter 2021 sales decreased 25% to $89.4 million from $119.2 million in the first quarter of 2020 primarily due to a decline in customer demand in the commercial aerospace sector.

Medical. First quarter 2021 sales decreased 8% to $108.2 million from $118.0 million in the first quarter of 2020 primarily due to lower demand for elective medical surgeries.

Semiconductor Capital Equipment. First quarter 2021 sales increased 37% to $113.1 million from $82.7 million in the first quarter of 2020. The increase was primarily due to higher demand from our wafer fabrication equipment customers who are continuing to boost capacity to support greater chip output.

Computing. First quarter 2021 sales increased 19% to $43.7 million from $36.6 million in the first quarter of 2020. The increase was primarily due to higher demand with existing customers.

Telecommunications. First quarter 2021 sales increased minimally to $55.9 million from $55.6 million in the first quarter of 2020.

Our international operations are subject to the risks of doing business abroad. See Part I, Item 1A of our 2020 10-K for factors pertaining to our international sales, fluctuations in foreign currency exchange rates and a discussion of potential adverse effects in operating results associated with the risks of doing business abroad. During the first quarter of 2021 and 2020, 55% and 49%, respectively, of our sales were from international operations.

Gross Profit

Gross profit decreased 2.6% to $42.2 million in the first quarter of 2021 from $43.4 million in the first quarter of 2020. Gross margin decreased to 8.3% in the first quarter of 2021 from 8.4% in the first quarter of 2020 primarily due to lower revenues.

Selling, General and Administrative (SG&A) Expenses

SG&A decreased to $30.5 million in the first quarter of 2021 from $31.6 million in the first quarter of 2020. The decrease was primarily due to due to lower variable compensation costs.

Amortization of Intangible Assets

Amortization of intangible assets was $1.6 million in the first quarter of 2021 and $2.4 million in the first quarter of 2020. The decrease was primarily due to a fully amortized intangible asset as of December 31, 2020.

Restructuring Charges and Other Costs

During the first quarter of 2021, we recognized $1.6 million of restructuring and other costs primarily due to expenses associated with announced site closures or exits, reduction in force and other restructuring activities in the Americas. During the first quarter of 2020, we recognized $1.7 million of restructuring charges, primarily related to site closures in the Americas and restructuring activities in certain facilities in the Americas and Asia. In addition, during the first quarter of 2020, we incurred $1.0 million in costs related to an asset impairment in Asia. See Note 12 to the consolidated financial statements in Part I, Item 1 of this Report for additional information on our restructuring charges.

Ransomware Incident Related Costs, Net

During the fourth quarter ended December 31, 2019, ransomware incident related costs incurred totaled $12.7 million or $7.7 million, net of estimated insurance recoveries of $5.0 million. These costs were primarily comprised of certain employee related expenses and various third party consulting services including forensic experts, legal counsel and other IT professional expenses. During the year ended December 31, 2020, we collected $6.6 million of insurance recoveries which include the $5.0 million of estimated insurance recoveries recorded in 2019 and an additional $1.6 million recorded in 2020. During the first quarter of 2021, we collected an additional $3.4 million of insurance recoveries. As of March 31, 2021, the Company has collected insurance recoveries totaling $10.0 million. Further insurance recoveries will be recorded when realized or realizable.

Interest Expense

Interest expense increased to $2.1 million during the first quarter of 2021 from $1.7 million during the first quarter of 2020 due to a terminated interest rate swap agreement where the gain was amortized to offset interest expense over the remaining term of the swap agreement which ended in November 2020.

Interest Income

Interest income decreased to $0.2 million in the first quarter of 2021 from $0.6 million in the first quarter of 2020 due to lower invested cash equivalents and lower interest rates.

Income Tax Expense

Income tax expense of $1.8 million represented an 18.2% effective tax rate for the first quarter of 2021, compared with $0.9 million for the first quarter of 2020 representing an effective tax rate of 18.5%. The lower effective tax rate in 2021 is the result of the mix of profits in our foreign and U.S. jurisdictions with a higher amount of foreign earnings being taxed in the U.S. from the Global Intangible Low Tax Income calculation method.

We have been granted certain tax incentives, including tax holidays, for our subsidiaries in Malaysia and Thailand that will expire at various dates, unless extended or otherwise renegotiated, through March 31, 2021 in Malaysia and 2028 in Thailand. See Note 8 to the consolidated financial statements in Part I, Item 1 of this Report.

Net Income

We reported a net income of $7.9 million, or $0.22 per diluted share, for the first quarter of 2021, compared with a net income of $3.9 million, or $0.10 per diluted share, for the first quarter of 2020. The net increase of $4.1 million in 2021 is primarily the result of items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our organic growth and operations through funds generated from operations and occasional borrowings under our revolving credit facility. Cash and cash equivalents and restricted cash totaled $400.4 million at March 31, 2021 and $396.0 million at December 31, 2020, of which $247.5 million and $207.3 million, respectively, were held outside the U.S. in various foreign subsidiaries.

Cash provided by operating activities was $36.6 million during the first three months of 2021. The cash provided by operations during 2021 consisted primarily of $7.9 million of net income, adjusted for $11.1 million of depreciation and amortization, a $32.6 million decrease in accounts receivable, and a $42.4 million increase in accounts payable, partially offset by a $28.7 million increase in inventories, a $5.4 million increase in contract assets, a $12.0 million decrease in accrued liabilities and a $7.3 million decrease in advance payments from customers. Working capital was $0.7 billion at both March 31, 2021 and December 31, 2020.

We primarily purchase components only after customer orders or forecasts are received, which mitigates, but does not eliminate, the risk of loss on inventories. Supplies of electronic components and other materials used in operations are subject to industry-wide shortages. In certain instances, suppliers may allocate available quantities to us. If shortages of these components and other material supplies used in operations occur, vendors may not ship the quantities we need for production, and we may be forced to delay shipments, which can increase backorders and impact cash flows. In certain instances, we request and receive advance payments from customers as prepayments of inventory to meet working capital demands of a contract, offset inventory risks such as inventory purchased in advance of current needs and to protect the company from the failure of other parties to fulfill obligations under a contract. For example, as discussed above under “COVID-19 Pandemic Update,” we were impacted by supply chain constraints, including shortages, longer lead times and increased transit times.

Cash used in investing activities was $6.4 million during the first three months of 2021 primarily due to purchases of additional property, plant and equipment totaling $5.8 million. The purchases of property, plant and equipment were primarily for machinery and equipment in the Americas.

Cash used in financing activities was $23.8 million during the first three months of 2021. Principal payments on the Credit Agreement (as defined below) and finance lease obligations totaled $1.9 million and $0.4 million, respectively, share repurchases totaled $13.1 million, dividends paid totaled $5.8 million, and we received $0.3 million from the exercise of stock options.

Under the terms of our $650.0 million credit agreement (Credit Agreement), in addition to the $150.0 million Term Loan facility, we have a $500.0 million five-year revolving credit facility to be used for general corporate purposes, both with a maturity date of July 20, 2023. The Credit Agreement includes an accordion feature pursuant to which total commitments under the facility may be increased by an additional $275.0 million, subject to satisfaction of certain conditions. As of March 31, 2021, we had $135.0 million in borrowings outstanding under the Term Loan facility and $3.9 million in letters of credit outstanding under our revolving credit facility. $496.1 million remains available for future borrowings under the revolving credit facility. See Note 5 to the consolidated financial statements in Part I, Item 1 of this Report for more information regarding the terms of the Credit Agreement.

The Credit Agreement contains certain financial covenants related to interest coverage and debt leverage, and certain customary affirmative and negative covenants, including restrictions on our ability to incur additional debt and liens, pay dividends, repurchase shares, sell assets and merge or consolidate with other persons. Amounts due under the Credit Agreement could be accelerated upon specified events of default, including a failure to pay amounts due, breach of a covenant, material inaccuracy of a representation, or occurrence of bankruptcy or insolvency, subject, in some cases, to cure periods. As of March 31, 2021, we were in compliance with all of these covenants and restrictions.

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

As of March 31, 2021, we had cash and cash equivalents, including restricted cash, totaling $400.4 million and $496.1 million available for borrowings under the Credit Agreement, subject to compliance with financial covenants as to interest coverage and debt leverage, in addition to other debt covenant restrictions.

During the next 12 months, we believe our capital expenditures will approximate $50 million to $55 million, principally for machinery and equipment to help increase our production capacity to support anticipated revenue growth and our ongoing business around the globe.

On March 6, 2018, our Board of Directors approved an expanded stock repurchase program granting us the authority to repurchase up to $250 million in common stock in addition to the $100 million approved on December 7, 2015. On October 26, 2018, the Board of Directors authorized an additional $100 million shares for repurchase above our existing program. On February 19, 2020, the Board of Directors authorized the repurchase of an additional $150 million of the Company’s common stock. During the three months ended March 31, 2021, we repurchased a total of 0.4 million common shares for an aggregate of $13.1 million at an average price of $29.52 per share. As of March 31, 2021, we had $191.2 million remaining under the share repurchase authorization to purchase additional shares. We are under no commitment or obligation to repurchase any particular amount of common stock.

The Company began declaring and paying quarterly dividends during the first quarter of 2018. In February 2020, the Board of Directors approved a quarterly dividend increase, raising the quarterly dividend from $0.15 to $0.16 per common share. During the first three months of 2021 and 2020, cash dividends paid totaled $5.8 million and $5.5 million, respectively. On March 15, 2021, the Company declared a quarterly cash dividend of $0.16 per share of the Company’s common stock to shareholders of record as of March 31, 2021. The dividend of $5.8 million was paid on April 14, 2021. The Board of Directors currently intends to continue paying quarterly dividends. However, the Company’s future dividend policy is subject to the Company’s compliance with applicable law, and depending on, among other things, the Company’s results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in the Company’s debt agreements, and other factors that the Board of Directors may deem relevant, including the impact of the COVID-19 pandemic. Dividend payments are not mandatory or guaranteed; there can be no assurance that the Company will continue to pay a dividend in the future.

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

CONTRACTUAL OBLIGATIONS

We have certain contractual obligations for operating and capital leases that were summarized in a table of Contractual Obligations in our 2020 10-K. There have been no material changes to our contractual obligations, outside of the ordinary course of our business, since December 31, 2020.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES AND RECENTLY ENACTED ACCOUNTING PRINCIPLES

Management’s discussion and analysis is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. See Note 2 to the condensed consolidated financial statements in Part 1, Item 1 of this Report for a discussion of recently enacted accounting principles. Also, our significant accounting policies are summarized in Note 1 to the Consolidated Financial Statements included in our 2020 10-K.

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

We transact business in various foreign countries and are subject to foreign currency fluctuation risks. We use natural hedging and forward contracts to economically hedge transactional exposure primarily associated with trade accounts receivable, other receivables and trade accounts payable that are denominated in a currency other than the functional currency of the respective operating entity. We do not use derivative financial instruments for speculative purposes. The forward contract in place as of March 31, 2021 has not been designated as an accounting hedge and, therefore, changes in fair value are recorded within our Condensed Consolidated Statements of Income.

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

We are also exposed to interest rate risk on borrowings under our Credit Agreement. As of March 31, 2021, we had $135.0 million outstanding on the floating rate term loan facility, and we have an interest rate swap agreement with a notional amount of $135.0 million. Under this swap agreement, we receive variable rate interest rate payments and pay fixed rate interest payments. The effect of this swap is to convert a portion our floating rate interest expense to fixed interest rate expense. The interest rate swap is designated as a cash flow hedge. For additional information, see Note 15 to the condensed consolidated financial statements in Part I, Item 1 of this Report.

Item 4 – Controls and Procedures

As of the end of the period covered by this Report, the Company’s management (with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO)) conducted an evaluation pursuant to Rule 13a-15 under the Exchange Act, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act). Based on this evaluation, the CEO and CFO concluded that as of the end of the period covered by this Report, such disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting (as defined in Rule13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the last fiscal quarter covered by this Report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

We are involved in various legal actions arising in the ordinary course of business. There have been no material changes to the legal proceedings previously reported under Part I, Item 3 of our 2020 10-K, and, in the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position or results of operations.

Item 1A.Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of our 2020 10-K.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(c)  The following table provides information for the quarter ended March 31, 2021 about the Company’s repurchases of its equity securities registered pursuant to Section 12 of the Exchange Act:

(d)
Maximum
Number (or
			(c)	Approximate
			Total Number of	Dollar Value)
			Shares (or Units)	of Shares (or
	(a)		Purchased as	Units) that
	Total Number of	(b)	Part of Publicly	May Yet Be Purchased
	Shares (or	Average Price	Announced	Under the
	Units)	Paid per Share	Plans or	Plans or
Period	Purchased(1)	(or Unit)(2)	Programs	Programs(3)
January 1 to 31, 2021	—	$—	—	$204.2 million
February 1 to 28, 2021	142,900	28.07	142,900	$200.2 million
March 1 to 31, 2021	298,700	30.21	298,700	$191.2 million
Total	441,600	$29.52	441,600

(1) All stock repurchases were made on the open market.

(2) Average price paid per share is calculated on a settlement basis and excludes commission.

(3) On October 30, 2018, the Company announced that the Board of Directors authorized the repurchase of $100 million of the Company’s common stock in addition to the $250 million previously announced on March 7, 2018. On February 24, 2020, the Company announced that the Board of Directors authorized the repurchase of an additional $150 million of the Company’s common stock. Net of shares repurchased to date, the total remaining authorization outstanding as of March 31, 2021 is $191.2 million. Stock purchases may be made in the open market, in privately negotiated transactions or block transactions, at the discretion of the Company’s management and as market conditions warrant. Purchases are funded from available cash and may be commenced, suspended or discontinued at any time without prior notice. Shares of stock repurchased under the program are retired.

Item 6.Exhibits

Exhibit Number
Description of Exhibit

3.1

Restated Certificate of Formation dated May 17, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 17, 2016) (the 8-K) (Commission file number 1-10560)

3.2

Amended and Restated Bylaws of the Company dated December 2, 2020 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated December 7, 2020 (Commission file number 1-10560))

4.1

Specimen form of certificate evidencing the Common Shares (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014) (Commission file number 1-10560)

31.1 (1)	Section 302 Certification of Chief Executive Officer

31.2 (1)	Section 302 Certification of Chief Financial Officer

32.1 (2)	Section 1350 Certification of Chief Executive Officer

32.2 (2)	Section 1350 Certification of Chief Financial Officer

101.INS (1)	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH (1)	Inline XBRL Taxonomy Extension Schema Document

101.CAL (1)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB (1)	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104 (1)

Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101)

(1)	Filed herewith.
(2)	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 6, 2021.

BENCHMARK ELECTRONICS, INC.

(Registrant)

By:	/s/ Jeffrey W. Benck
Jeffrey W. Benck
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Roop K. Lakkaraju
Roop K. Lakkaraju
Chief Financial Officer
(Principal Financial and Accounting Officer)