Form 10-Q
period 2021-06-30
BENCHMARK ELECTRONICS INC
filed 2021-08-05
CIK 863436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of August 2, 2021, there were 35,582,107 shares of common stock of Benchmark Electronics, Inc., par value $0.10 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
(in thousands, except par value)	2021	2020
Assets
Current assets:
Cash and cash equivalents	$369,301	$390,808
Restricted cash	1,142	5,182
Accounts receivable, net of allowance for doubtful accounts of $828 and $1,371, respectively	290,073	309,331
Contract assets	154,629	142,779
Inventories	415,322	327,377
Prepaid expenses and other assets	36,264	26,457
Income taxes receivable	246	417
Total current assets	1,266,977	1,202,351
Property, plant and equipment, net	188,318	185,272
Operating lease right-of-use assets	89,567	79,966
Goodwill	192,116	192,116
Deferred income taxes	4,941	4,924
Other assets, net	76,872	79,606
	$1,818,791	$1,744,235
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$9,259	$9,161
Accounts payable	380,164	282,208
Advance payments from customers	88,686	84,122
Income taxes payable	7,330	5,572
Accrued liabilities	95,970	100,073
Total current liabilities	581,409	481,136
Long-term debt, less current installments	126,639	131,051
Operating lease liabilities	80,580	72,120
Other long-term liabilities	59,024	65,552
Deferred income taxes	3,861	4,788
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.10 par value; 5,000 shares authorized, none issued	—	—
Common stock, $0.10 par value; 145,000 shares authorized; issued and outstanding – 35,566 and 36,295, respectively	3,558	3,629
Additional paid-in capital	503,386	510,405
Retained earnings	476,855	492,205
Accumulated other comprehensive loss	(16,521)	(16,651)
Total shareholders’ equity	967,278	989,588
	$1,818,791	$1,744,235

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Loss)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2021	2020	2021	2020
Sales	$544,662	$490,966	$1,050,383	$1,005,930
Cost of sales	496,749	456,294	960,243	927,897
Gross profit	47,913	34,672	90,140	78,033
Selling, general and administrative expenses	34,034	28,516	64,582	60,091
Amortization of intangible assets	1,599	2,371	3,197	4,752
Restructuring charges and other costs	1,581	5,657	3,172	8,572
Ransomware related incident costs (recovery), net	—	—	(3,444)	—
Income (loss) from operations	10,699	(1,872)	22,633	4,618
Interest expense	(2,079)	(2,351)	(4,228)	(4,053)
Interest income	164	287	329	886
Other income (expense)	440	32	164	(630)
Income (loss) before income taxes	9,224	(3,904)	18,898	821
Income tax expense (benefit)	1,855	(497)	3,612	376
Net income (loss)	$7,369	$(3,407)	$15,286	$445
Earnings (loss) per share:
Basic	$0.21	$(0.09)	$0.42	$0.01
Diluted	$0.20	$(0.09)	$0.42	$0.01
Weighted-average number of shares outstanding:
Basic	35,753	36,439	36,000	36,614
Diluted	36,061	36,439	36,474	36,863

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Net income (loss)	$7,369	$(3,407)	$15,286	$445
Other comprehensive income (loss):
Foreign currency translation adjustments	712	866	(1,708)	(391)
Unrealized gain (loss) on derivative, net of tax	637	(264)	1,582	(4,358)
Other	117	101	256	216
Other comprehensive income (loss)	1,466	703	130	(4,533)
Comprehensive income (loss)	$8,835	$(2,704)	$15,416	$(4,088)

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(unaudited)

(in thousands)	Shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balances, December 31, 2020	36,295	$3,629	$510,405	$492,205	$(16,651)	$989,588
Stock-based compensation expense	—	—	6,863	—	—	6,863
Shares repurchased and retired	(1,008)	(99)	(11,227)	(18,993)	—	(30,319)
Stock options exercised	29	3	343	—	—	346
Vesting of restricted stock units	351	35	(35)	—	—	—
Shares withheld for taxes	(101)	(10)	(2,963)	—	—	(2,973)
Dividends declared	—	—	—	(11,643)	—	(11,643)
Net income	—	—	—	15,286	—	15,286
Other comprehensive income	—	—	—	—	130	130
Balances, June 30, 2021	35,566	$3,558	$503,386	$476,855	$(16,521)	$967,278

Balances, March 31, 2021	36,062	$3,608	$505,659	$486,267	$(17,987)	$977,547
Stock-based compensation expense	—	—	4,013	—	—	4,013
Shares repurchased and retired	(567)	(57)	(6,300)	(10,910)	—	(17,267)
Stock options exercised	4	—	70	—	—	70
Vesting of restricted stock units	69	7	(7)	—	—	—
Shares withheld for taxes	(2)	—	(49)	—	—	(49)
Dividends declared	—	—	—	(5,871)	—	(5,871)
Net income	—	—	—	7,369	—	7,369
Other comprehensive income	—	—	—	—	1,466	1,466
Balances, June 30, 2021	35,566	$3,558	$503,386	$476,855	$(16,521)	$967,278

(in thousands)	Shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balances, December 31, 2019	36,957	$3,696	$512,019	$515,876	$(16,759)	$1,014,832
Stock-based compensation expense	—	—	6,044	—	—	6,044
Shares repurchased and retired	(724)	(73)	(8,048)	(11,208)	—	(19,329)
Stock options exercised	17	2	362	—	—	364
Vesting of restricted stock units	283	28	(28)	—	—	—
Shares withheld for taxes	(72)	(7)	(1,794)	—	—	(1,801)
Dividends declared	—	—	—	(11,662)	—	(11,662)
Net income	—	—	—	445	—	445
Other comprehensive loss	—	—	—	—	(4,533)	(4,533)
Balances, June 30, 2020	36,461	$3,646	$508,555	$493,451	$(21,292)	$984,360

Balances, March 31, 2020	36,415	$3,642	$505,283	$502,692	$(21,995)	$989,622
Stock-based compensation expense	—	—	3,305	—	—	3,305
Stock options exercised	1	—	5	—	—	5
Vesting of restricted stock units	47	4	(4)	—	—	—
Shares withheld for taxes	(2)	—	(34)	—	—	(34)
Dividends declared	—	—	—	(5,834)	—	(5,834)
Net income	—	—	—	(3,407)	—	(3,407)
Other comprehensive income	—	—	—	—	703	703
Balances, June 30, 2020	36,461	$3,646	$508,555	$493,451	$(21,292)	$984,360

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
(in thousands)	2021	2020
Cash flows from operating activities:
Net income	$15,286	$445
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17,735	18,813
Amortization	4,259	5,718
Provision for doubtful accounts	40	2,107
Deferred income taxes	(944)	(330)
Asset impairments	—	1,214
(Gain) loss on the sale of property, plant and equipment	14	(139)
Stock-based compensation expense	6,863	6,044
Changes in operating assets and liabilities:
Accounts receivable	18,959	20,356
Contract assets	(11,850)	7,420
Inventories	(88,634)	(48,668)
Prepaid expenses and other assets	(8,372)	(1,234)
Accounts payable	92,677	6,980
Advance payments from customers	4,563	15,267
Accrued liabilities	(11,854)	(12,176)
Operating leases	(485)	236
Income taxes	2,016	(2,135)
Net cash provided by operations	40,273	19,918
Cash flows from investing activities:
Additions to property, plant and equipment	(16,681)	(21,402)
Proceeds from the sale of property, plant and equipment	116	307
Additions to purchased software	(1,938)	(1,888)
Cash received from business divestitures	—	2,214
Other	72	55
Net cash used in investing activities	(18,431)	(20,714)
Cash flows from financing activities:
Proceeds from stock options exercised	346	364
Employee taxes paid for with shares withheld	(2,973)	(1,801)
Dividends paid	(11,577)	(11,365)
Borrowings under credit agreement	—	110,000
Principal payments on credit agreement	(3,750)	(83,750)
Principal payments on finance leases	(793)	(642)
Share repurchases	(30,319)	(19,329)
Net cash used in financing activities	(49,066)	(6,523)
Effect of exchange rate changes	1,677	(218)
Net increase in cash and cash equivalents and restricted cash	(25,547)	(7,537)
Cash and cash equivalents and restricted cash at beginning of year	395,990	363,956
Cash and cash equivalents and restricted cash at end of period	$370,443	$356,419

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

The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). The condensed consolidated financial statements reflect all normal and recurring adjustments necessary in the opinion of management for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2020 (the 2020 10-K).

Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States (U.S. GAAP) with consideration given to the potential impacts of the coronavirus disease 2019 (COVID-19) pandemic. However, actual results could differ materially from these estimates and be significantly affected by the severity and duration of the pandemic, the extent of actions to contain or treat COVID-19, how quickly and to what extent normal economic and operating activity can resume, and the severity and duration of the global economic downturn that results from the pandemic.

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

Note 3 – Inventories

Inventory costs are summarized as follows:

	June 30,	December 31,
(in thousands)	2021	2020
Raw materials	$399,067	$312,856
Work in process	11,790	8,687
Finished goods	4,465	5,834
	$415,322	$327,377

Note 4 – Goodwill and Other Intangible Assets

Goodwill allocated to the Company’s reportable segments were as follows:

(in thousands)	Americas	Asia	Total
Goodwill as of December 31, 2020 and June 30, 2021	$154,014	$38,102	$192,116

Other assets, net consist primarily of acquired identifiable intangible assets and capitalized purchased software costs. Acquired identifiable intangible assets and purchased software as of June 30, 2021 and December 31, 2020 were as follows:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$100,189	$(56,562)	$43,627
Purchased software costs	48,091	(34,110)	13,981
Technology licenses	28,800	(26,847)	1,953
Trade names and trademarks	7,800	—	7,800
Other	868	(345)	523
Intangible assets, June 30, 2021	$185,748	$(117,864)	$67,884

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$100,228	$(53,429)	$46,799
Purchased software costs	46,183	(33,307)	12,876
Technology licenses	28,800	(26,833)	1,967
Trade names and trademarks	7,800	—	7,800
Other	868	(333)	535
Intangible assets, December 31, 2020	$183,879	$(113,902)	$69,977

Customer relationships are being amortized on a straight-line basis over a period of 10 to 14 years. Capitalized purchased software costs are amortized straight-line over the estimated useful life of the related software, which ranges from 2 to 14 years. Technology licenses are being amortized over their estimated useful lives in proportion to the economic benefits consumed. The Company’s acquired trade names and trademarks have been determined to have an indefinite life. Amortization on the statements of cash flow for the six months ended June 30, 2021 and 2020 were as follows:

	Six Months Ended June 30,
(in thousands)	2021	2020
Amortization of intangible assets	$3,197	$4,752
Amortization of capitalized purchased software costs	832	736
Amortization of debt costs	230	230
	$4,259	$5,718

The estimated future amortization expense of acquired intangible assets for each of the next five years is as follows (in thousands):

Year ending December 31,	Amount
2021 (remaining six months)	$3,450
2022	6,766
2023	6,408
2024	5,277
2025	5,215

Note 5 – Borrowing Facilities

Long-term debt outstanding as of June 30, 2021 and December 31, 2020 consists of the following:

	June 30,	December 31,
(in thousands)	2021	2020
Revolving credit facility, due 2023	$—	$—
Term loan, due 2023	133,124	136,874
Less unamortized debt issuance costs	(925)	(1,155)
Long-term debt	$132,199	$135,719

On July 20, 2018, the Company entered into a $650 million credit agreement (the Credit Agreement) by and among the Company, certain of its subsidiaries, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Swingline Lender and an L/C Issuer. The Credit Agreement is comprised of a five-year $500 million revolving credit facility (the Revolving Credit Facility) and a five-year $150 million term loan facility (the Term Loan Facility), both with a maturity date of July 20, 2023.

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

As of June 30, 2021, $133.1 million of the outstanding debt under the Credit Agreement is effectively at a fixed interest rate of 2.928% (plus the applicable margin) as a result of a $133.1 million notional interest rate swap contract discussed in Note 15. A commitment fee of 0.20% to 0.30% per annum (based on the debt to EBITDA ratio) on the unused portion of the revolving credit line is payable quarterly in arrears.

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

As of June 30, 2021, the Company had $133.1 million in borrowings outstanding under the Term Loan Facility and $3.9 million in letters of credit outstanding under the Revolving Credit Facility. The Company had $496.1 million available for future borrowings under the Revolving Credit Facility subject to compliance with financial covenants as to interest coverage and debt leverage in addition to other debt covenant restrictions.

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

The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Finance lease cost:
Amortization of right-of-use assets (included in depreciation expense)	$202	$177	$396	$355
Interest on lease liabilities	83	109	175	227
Operating lease cost	3,802	3,997	7,596	8,138
Short-term lease cost	101	137	191	378
Variable lease cost	447	406	914	916
Total lease cost	$4,635	$4,826	$9,272	$10,014

	Six Months Ended
(in thousands)	June 30, 2021	June 30, 2020
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for finance lease	$194	$244
Operating cash flows used for operating leases	$8,372	$7,897
Financing cash flows used for finance lease	$793	$642
Right-of-use assets obtained in exchange for new operating lease liabilities	$15,819	$4,504

The lease assets and liabilities as of June 30, 2021 and December 31, 2020 were as follows (in thousands):

	June 30,	December 31,
	2021	2020
Finance lease right-of-use assets (included in other assets)	$2,052	$2,448
Operating lease right-of-use assets	$89,567	$79,966
Finance lease liability, current (included in current installments of long-term debt)	$1,759	$1,661
Finance lease liability, noncurrent (included in long-term debt)	$1,940	$2,832
Operating lease liabilities, current (included in accrued liabilities)	$12,172	$11,516
Operating lease liabilities, noncurrent	$80,580	$72,120
Weighted average remaining lease term – finance leases	2.5 years	3.0 years
Weighted average remaining lease term – operating leases	9.9 years	10.0 years
Weighted average discount rate – finance leases	9.0%	9.0%
Weighted average discount rate – operating leases	4.2%	4.4%

Future annual minimum lease payments and finance lease commitments as of June 30, 2021 were as follows (in thousands):

Year ending December 31,	Operating Leases	Finance Leases
2021 (remaining six months)	$7,409	$1,009
2022	14,494	2,046
2023	13,259	659
2024	11,936	194
2025	10,937	178
2026 and thereafter	56,853	—
Total minimum lease payments	$114,888	$4,086
Less: imputed interest	(22,136)	(387)
Present value of lease liabilities	$92,752	$3,699

As of June 30, 2021, the Company’s future operating leases that have not yet commenced are immaterial.

Note 7 – Common Stock and Stock-Based Awards Plans

Dividends

The Company began declaring and paying quarterly dividends during the first quarter of 2018. For the three and six months ended June 30, 2021, cash dividends paid totaled $5.9 million and $11.6 million, respectively. For the three and six months ended June 30, 2020, cash dividends paid totaled $5.8 million and $11.4 million, respectively. On March 15, 2021 and June 15, 2021, the Company declared a quarterly cash dividend of $0.16 per share and $0.165 per share, respectively, of the Company’s common stock to shareholders of record as of March 31, 2021 and June 30, 2021, respectively. The dividends for the first and second quarters of 2021 were paid on April 15, 2021 and July 14, 2021, respectively. On both March 16, 2020 and June 15, 2020, the Company declared a quarterly cash dividend of $0.16 per share of the Company’s common stock to shareholders of record as of March 31, 2020 and June 30, 2020, respectively. The dividends for the first and second quarters of 2020 were paid on April 14, 2020 and July 14, 2020, respectively. The Company’s future dividend policy is subject to the Company’s compliance with applicable law, and depends on, among other things, the Company’s results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in the Company’s debt agreements, and other factors that the Board of Directors may deem relevant, including the impact of the COVID-19 pandemic. Dividend payments are not mandatory or guaranteed; there can be no assurance that the Company will continue to pay a dividend in the future.

Share Repurchase Authorization

On February 19, 2020 and October 26, 2018, the Board of Directors authorized the repurchase of $150 million and $100 million, respectively, of the Company’s common stock in addition to the $250 million previously approved on March 6, 2018. During the three and six months ended June 30, 2021, the Company repurchased a total of 0.6 million and 1.0 million common shares, respectively, for an aggregate of $17.3 million and $30.3 million, respectively, at an average price of $30.48 per share and $30.06 per share, respectively. As of June 30, 2021, the Company had an aggregate $173.9 million remaining under its stock repurchase program.

Stock-Based Compensation

The Company’s 2019 Omnibus Incentive Compensation Plan (the 2019 Plan) authorizes the Company, upon approval of the Compensation Committee of the Board of Directors, to grant a variety of awards, including stock options, restricted shares and restricted stock units (both time-based and performance-based) and other forms of equity awards, or any combination thereof, to any director, officer, employee or consultant (including any prospective director, officer, employee or consultant) of the Company. Stock options (which have not been awarded since 2015) are granted to employees with an exercise price equal to the market price of the Company’s common stock on the date of grant, generally vest over a four-year period from the date of grant and have a term of 10 years. Time-based restricted stock units granted to employees generally vest over a four-year period from the date of grant, subject to the continued employment of the employee by the Company. Performance-based restricted stock units generally vest over a three-year performance cycle, which includes the year of the grant, and are based upon the Company’s achievement of specified performance metrics. Awards under the 2019 Plan to non-employee directors have been in the form of restricted stock units, which generally vest one year from the grant date.

As of June 30, 2021, 2.2 million common shares were available for issuance under the Company’s 2019 Plan.

All share-based payments to employees, including grants of employee stock options, are recognized in the condensed consolidated financial statements based on their grant date fair values. The total compensation cost recognized for stock-based awards was $4.0 million and $6.9 million for the three and six months ended June 30, 2021, respectively, and $3.3 million and $6.0 million for the three and six months ended June 30, 2020, respectively. The future tax benefit of these stock-based awards as of the grant date was $0.9 million and $1.6 million for the three and six months ended June 30, 2021, respectively, and $0.8 million and $1.4 million for the three and six months ended June 30, 2020, respectively. Awards of restricted stock units and performance-based restricted stock units are valued at the closing market price of the Company’s common stock on the date of grant. For performance-based restricted stock units, compensation expense is based on the probability that the performance goals will be achieved, which is monitored by management throughout the requisite service period. When it becomes probable, based on the Company’s expectation of performance during the measurement period, that more or less than the previous estimate of the awarded shares will vest, an adjustment to stock-based compensation expense is recognized as a change in accounting estimate.

As of June 30, 2021, the unrecognized compensation cost and remaining weighted-average amortization period related to stock-based awards were as follows:

(in thousands)	Restricted Stock Units	Performance- based Restricted Stock Units (1)
Unrecognized compensation cost	$26,305	$8,411
Remaining weighted-average amortization period	2.7 years	2.2 years

(1) Based on the probable achievement of the performance goals identified in each award.

The total cash received by the Company as a result of stock option exercises for the six months ended June 30, 2021 and 2020 was approximately $0.3 million and $0.4 million, respectively. The actual tax benefit realized as a result of stock option exercises and the vesting of other share-based awards during the six months ended June 30, 2021 and 2020 was $2.5 million and $1.7 million, respectively. For the six months ended June 30, 2021 and 2020, the total intrinsic value of stock options exercised was $0.5 million and $0.1 million, respectively.

The Company awarded performance-based restricted stock units to employees during the six months ended June 30, 2021 and 2020. The number of performance-based restricted stock units that will ultimately be earned will not be determined until the end of the corresponding performance periods, and may vary from as low as zero to as high as 2.5 times the target number depending on the level of achievement of certain performance goals. The level of achievement of these goals is based upon the financial results of the Company for the last full calendar year within the performance period. The performance goals consist of certain levels of achievement using the following financial metrics: revenue, operating income margin, and return on invested capital. If the performance goals are not met based on the Company’s financial results, the applicable performance-based restricted stock units will not vest and will be forfeited. Shares subject to forfeited performance-based restricted stock units will be available for re-issuance under the Company’s 2019 Plan.

The following table summarizes activities relating to the Company’s stock options:

(in thousands, except per share data)	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	188	$19.98
Exercised	(54)	19.77
Forfeited or expired	(2)	20.16
Outstanding and exercisable as of June 30, 2021	132	$20.06	1.74	$1,108

The aggregate intrinsic value in the table above is before income taxes and is calculated as the difference between the exercise price of the underlying options and the Company’s closing stock price as of the last business day of the period ended June 30, 2021 for options that had exercise prices that were below the closing price.

The following table summarizes the activities related to the Company’s time-based restricted stock units:

(in thousands, except per share data)	Number of Units	Weighted- Average Grant Date Fair Value
Non-vested awards outstanding as of December 31, 2020	1,026	$27.35
Granted	486	28.62
Vested	(351)	26.71
Forfeited	(74)	28.50
Non-vested awards outstanding as of June 30, 2021	1,087	$28.05

The following table summarizes the activities related to the Company’s performance-based restricted stock units:

		Weighted-
		Average
	Number of	Grant Date
(in thousands, except per share data)	Units	Fair Value
Non-vested units outstanding as of December 31, 2020	368	$27.93
Granted(1)	234	28.60
Forfeited	(60)	29.38
Non-vested units outstanding as of June 30, 2021	542	$28.06

(1) Represents target number of units that can vest based on the achievement of the performance goals.

Note 8 – Income Taxes

Income tax expense (benefit) consists of the following:

	Six Months Ended June 30,
(in thousands)	2021	2020
Federal - current	$(365)	$237
Foreign - current	5,098	426
State - current	354	43
Deferred	(1,475)	(330)
	$3,612	$376

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

As of December 31, 2020, the Company had approximately $333.6 million in cumulative undistributed foreign earnings of its foreign subsidiaries. These earnings would not be subject to U.S. income tax, if distributed to the Company. During 2018, the Company changed its assertion on its foreign subsidiaries earnings that are permanently reinvested. A certain amount of earnings from specific foreign subsidiaries are permanently reinvested, and certain foreign earnings from other specific foreign subsidiaries are considered to be non-permanently reinvested and are available for immediate distribution to the Company. Income taxes have been accrued on the non-permanently reinvested foreign earnings including any applicable local withholding taxes. During the three months ended June 30, 2021, the Company recorded an income tax benefit of $7.3 million for foreign withholding taxes paid in prior years and has offset this benefit with a corresponding reserve for uncertain tax benefits of the same amount.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in the United States in response to the COVID-19 pandemic. The CARES Act among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021, and contains modifications on the limitation of business interest for tax years beginning in 2019 and 2020. The Company has evaluated the impact of these provisions and has determined these provisions did not have any impact on the year ended December 31, 2020 or the six months ended June 30, 2021. In addition, the CARES Act allowed for employee retention tax credits to be taken in U.S. payroll tax filings, and allowed for the deferral of the employer portion of social security taxes during the calendar year 2020 with 50% to be paid at the end of calendar years 2021 and 2022, respectively. The Company has deferred the payment of the employer portion of social security taxes for the year ended December 31, 2020 with 50% of payments to be paid at the end of 2021 and 2022, respectively. The Company has also determined it was entitled to employee retention credits and filed for the credits in the second quarter of 2020 pursuant to the guidance provided by the Internal Revenue Service. The Company has determined that it is not eligible for employee retention tax credits as of June 30, 2021, and the deferral of the employer portion of social security taxes is not available for 2021.

The Company has been granted certain tax incentives, including tax holidays, for its subsidiaries in Malaysia and Thailand that will expire or expired at various dates, unless extended or otherwise renegotiated, through March 31, 2021 in Malaysia and 2028 in Thailand, and are subject to certain conditions with which the Company expects to comply. The net impact of these tax incentives was to lower foreign income tax expense for the six months ended June 30, 2021 and 2020 by approximately $2.2 million (approximately $0.06 per diluted share) and $2.3 million (approximately $0.06 per diluted share), respectively, as follows:

	Six Months Ended June 30,
(in thousands)	2021	2020
Malaysia	$877	$1,293
Thailand	1,295	966
	$2,172	$2,259

As of April 1, 2021, the tax holiday for Malaysia has expired. We are currently in the process of applying for a new tax holiday for our operations in Malaysia.

As of June 30, 2021, the total amount of the reserve for uncertain tax benefits including interest and penalties was $8.0 million. The reserve is classified as a current or long-term liability in the condensed consolidated balance sheets based on the Company’s expectation of when the items will be settled. The Company records interest expense and penalties accrued in relation to uncertain income tax benefits as a component of current income tax expense.

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

	Reportable Operating Segments
	Three Months Ended June 30, 2021
(in thousands)	Americas	Asia	Europe	Total
Market Sector:
Industrials	$20,358	$61,115	$18,433	$99,906
A&D	91,427	73	5,180	96,680
Medical	47,920	50,386	10,599	108,905
Semi-Cap	55,492	66,781	16,931	139,204
Computing	32,766	6,832	—	39,598
Telecommunications	32,007	28,222	140	60,369
External revenue	279,970	213,409	51,283	544,662
Elimination of intersegment sales	12,300	9,130	337	21,767
Segment revenue	$292,270	$222,539	$51,620	$566,429

	Six Months Ended June 30, 2021
(in thousands)	Americas	Asia	Europe	Total
Market Sector:
Industrials	$41,354	$116,525	$37,479	$195,358
A&D	174,914	73	11,074	186,061
Medical	95,344	91,170	30,581	217,095
Semi-Cap	104,358	115,542	32,414	252,314
Computing	68,104	15,180	—	83,284
Telecommunications	61,965	53,941	365	116,271
External revenue	546,039	392,431	111,913	1,050,383
Elimination of intersegment sales	23,069	18,412	587	42,068
Segment revenue	$569,108	$410,843	$112,500	$1,092,451

	Reportable Operating Segments
	Three Months Ended June 30, 2020
(in thousands)	Americas	Asia	Europe	Total
Market Sector:
Industrials	$24,298	$49,379	$13,453	$87,130
A&D	80,939	—	7,585	88,524
Medical	72,434	55,890	6,427	134,751
Semi-Cap	37,321	37,151	12,379	86,851
Computing	35,487	8,366	—	43,853
Telecommunications	21,020	28,789	48	49,857
External revenue	271,499	179,575	39,892	490,966
Elimination of intersegment sales	17,301	8,804	332	26,437
Segment revenue	$288,800	$188,379	$40,224	$517,403

	Six Months Ended June 30, 2020
(in thousands)	Americas	Asia	Europe	Total
Market Sector:
Industrials	$58,243	$97,604	$34,109	$189,956
A&D	193,951	—	13,773	207,724
Medical	141,813	100,093	10,821	252,727
Semi-Cap	67,770	74,443	27,358	169,571
Computing	65,561	14,893	—	80,454
Telecommunications	47,669	57,448	381	105,498
External revenue	575,007	344,481	86,442	1,005,930
Elimination of intersegment sales	28,189	15,507	782	44,478
Segment revenue	$603,196	$359,988	$87,224	$1,050,408

During both the six months ended June 30, 2021 and 2020, 90% of the Company’s revenue was recognized as products and services that were transferred over time.

The timing of revenue recognition, billings and cash collections result in billed accounts receivable, contract assets and advance payments from customers.

As of June 30, 2021 and December 31, 2020, the Company had $154.6 million and $142.8 million, respectively, in contract assets from contracts with customers. The contract assets primarily relate to the Company’s right to consideration for work completed but not billed at the reporting date. The contract assets are transferred to accounts receivable when the rights become unconditional.

Significant changes in the contract asset balance during the period are as follows:

	Six Months Ended June 30,
(in thousands)	2021	2020
Beginning balance as of December 31	$142,779	$161,061
Revenue recognized	944,052	915,600
Amounts collected or invoiced	(932,202)	(923,020)
Ending balance as of June 30	$154,629	$153,641

As of June 30, 2021 and December 31, 2020, the Company had $88.7 million and $84.1 million, respectively, in advance payments from customers. Of those amounts, $55.6 million and $54.9 million, respectively, were customer deposits and prepayments of inventory and $33.1 million and $29.2 million, respectively, were related to the contractual timing of payments. The advance payments are not considered a significant financing component because they are used to meet working capital demands of a contract, offset inventory risks and protect the Company from the failure of other parties to fulfill obligations under a contract.

Note 10 – Accounts Receivable Sale Program

As of June 30, 2021, in connection with trade accounts receivable sale programs with unaffiliated financial institutions, the Company may elect to sell, at a discount, on an ongoing basis, up to a maximum of $120.0 million of specific accounts receivable at any one time.

During the three months ended June 30, 2021 and 2020, the Company sold $87.0 million and $77.9 million, respectively, of accounts receivable under this program, and in exchange, the Company received cash proceeds of $86.8 million and $77.7 million, respectively, net of the discount. During the six months ended June 30, 2021 and 2020, the Company sold $166.3 million and $154.3 million, respectively, of accounts receivable under this program, and in exchange, the Company received cash proceeds of $166.0 million and $154.0 million, respectively, net of the discount. The loss on the sale resulting from the discount was recorded to other expense within the condensed consolidated statements of income (loss).

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

The following table summarizes the 2021 activity in accrued restructuring, which is included in accrued liabilities in the condensed consolidated balance sheets, related to various restructuring activities initiated prior to June 30, 2021:

	Balance as of				Balance as of
	December 31,	Restructuring	Cash	Non-Cash	June 30,
(in thousands)	2020	Charges	Payment	Activity	2021
Restructuring:
Severance	$3,996	$589	$(3,174)	$(28)	$1,383
Lease facility costs	50	951	(980)	(13)	8
Other exit costs	408	1,632	(1,569)	—	471
Total	$4,454	$3,172	$(5,723)	$(41)	$1,862

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

In 2019, ransomware incident related costs incurred totaled $12.7 million or $7.7 million, net of estimated insurance recoveries of $5.0 million. These costs were primarily comprised of certain employee related expenses and various third party consulting services, including forensic experts, legal counsel and other IT professional expenses. During the year ended December 31, 2020, the Company collected $6.6 million of insurance recoveries, which included $5.0 million of estimated insurance recoveries recorded in 2019 and an additional $1.6 million recorded in 2020. During the six months ended June 30, 2021, the Company collected an additional $3.4 million of insurance recoveries. As of June 30, 2021, the Company has collected insurance recoveries totaling $10.0 million. Any further insurance recoveries will be recorded when realized or realizable.

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

The following table sets forth the calculation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2021	2020	2021	2020
Net income (loss)	$7,369	$(3,407)	$15,286	$445
Denominator for basic earnings per share – weighted-average number of common shares outstanding during the period	35,753	36,439	36,000	36,614
Incremental common shares attributable to exercise of dilutive options	45	—	49	49
Incremental common shares attributable to outstanding restricted stock units	263	—	425	200
Denominator for diluted earnings per share	36,061	36,439	36,474	36,863
Basic earnings (loss) per share	$0.21	$(0.09)	$0.42	$0.01
Diluted earnings (loss) per share	$0.20	$(0.09)	$0.42	$0.01

Restricted stock units totaling 4 thousand shares for both the three and six months ended June 30, 2021, respectively, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive. Potentially dilutive securities totaling 0.3 million shares for the three months ended June 30, 2020 were not included in the computation of diluted loss per share because their effect would have decreased the loss per share. Restricted stock units totaling 0.5 million shares for the six months ended June 30, 2020 were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

Note 15 – Financial Instruments

The Company’s financial instruments include cash equivalents, accounts receivable, other receivables, accounts payable, accrued liabilities and long-term debt. The Company believes that the carrying values of these instruments approximate fair value because of their short-term nature. The Company uses derivative instruments to manage the variability of foreign currency obligations and interest rates. The Company does not enter into derivatives for speculative purposes. As of June 30, 2021 and 2020, all the Company’s derivative instruments were recorded at fair value using Level 3 inputs.

The forward currency exchange contracts in place as of June 30, 2021 have not been designated as accounting hedges and, therefore, changes in fair value are recorded within the condensed consolidated statements of income (loss).

The Company has an interest rate swap agreement, with a notional amount of $133.1 million and $136.9 million as of June 30, 2021 and December 31, 2020, respectively, to hedge a portion of its interest rate exposure on outstanding borrowings under the Credit Agreement. Under this interest rate swap agreement, the Company receives variable rate interest payments based on the one-month LIBOR rate and pays fixed rate interest payments. The fixed interest rate for the contract is 2.928%. The effect of this swap is to convert a portion of the floating rate interest expense to fixed interest rate expense. Based on the terms of the interest rate swap contract and the underlying borrowings outstanding under the Credit Agreement, the interest rate contract was determined to be highly effective, and thus qualifies and has been designated as a cash flow hedge. As such, changes in the fair value of the interest rate swap are recorded in other comprehensive income (loss) on the accompanying condensed consolidated balance sheets until earnings are affected by the variability of cash flows.

The fair value of the interest rate swap was a $6.9 million liability as of June 30, 2021 and a $9.0 million liability as of December 31, 2020 recorded in other long-term liabilities. During the six months ended June 30, 2021, the Company recorded an unrealized gain of $2.1 million ($1.6 million net of tax) on the swap in other comprehensive income (loss). See Note 16.

As of December 31, 2017, the Company had an interest rate swap agreement with a notional amount of $155.3 million with a fixed interest rate of 1.4935%, which was terminated in October 2018 for $3.5 million and the gain was amortized to offset interest expense over the remaining term of the interest rate swap agreement which ended November 2020.

Note 16 – Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component were as follows:

	Foreign
	currency	Derivative
	translation	instruments,
(in thousands)	adjustments	net of tax	Other	Total
Balances, December 31, 2020	$(8,375)	$(6,742)	$(1,534)	$(16,651)
Other comprehensive gain (loss) before reclassifications	(1,708)	1,582	256	130
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current period other comprehensive gain (loss)	(1,708)	1,582	256	130
Balances, June 30, 2021	$(10,083)	$(5,160)	$(1,278)	$(16,521)

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Net sales:
Americas	$292,270	$288,800	$569,108	$603,196
Asia	222,539	188,379	410,843	359,988
Europe	51,620	40,224	112,500	87,224
Elimination of intersegment sales	(21,767)	(26,437)	(42,068)	(44,478)
	$544,662	$490,966	$1,050,383	$1,005,930
Depreciation and amortization:
Americas	$5,252	$5,762	$10,547	$11,347
Asia	2,657	2,732	5,343	5,446
Europe	692	700	1,404	1,425
Corporate	2,338	3,145	4,700	6,313
	$10,939	$12,339	$21,994	$24,531
Income (loss) from operations:
Americas	$11,995	$(787)	$20,229	$11,638
Asia	25,467	17,024	42,819	28,022
Europe	1,702	686	6,940	2,875
Corporate and intersegment eliminations	(28,465)	(18,795)	(47,355)	(37,917)
	10,699	(1,872)	22,633	4,618
Interest expense	(2,079)	(2,351)	(4,228)	(4,053)
Interest income	164	287	329	886
Other income (expense)	440	32	164	(630)
Income (loss) before income taxes	$9,224	$(3,904)	$18,898	$821
Capital expenditures:
Americas	$6,923	$6,598	$11,842	$15,858
Asia	2,129	791	2,334	3,316
Europe	2,433	196	2,719	1,042
Corporate	712	2,809	1,724	3,074
	$12,197	$10,394	$18,619	$23,290

	June 30,	December 31,
(in thousands)	2021	2020
Total assets:
Americas	$811,692	$777,658
Asia	609,269	532,793
Europe	169,411	146,277
Corporate	228,419	287,507
	$1,818,791	$1,744,235

Geographic net sales information provided below reflects the destination of the product shipped. Long-lived assets information is based on the physical location of the asset and includes property, plant and equipment, net, operating lease right-of-use assets, and other long-term assets, net.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Geographic net sales:
United States	$321,605	$318,509	$618,648	$654,876
Singapore	78,598	55,917	141,755	$110,538
Other Asia	46,258	40,207	85,103	78,526
Europe	66,965	55,756	142,291	122,279
Other	31,236	20,577	62,586	39,711
	$544,662	$490,966	$1,050,383	$1,005,930

			June 30,	December 31,
(in thousands)			2021	2020
Long-lived assets:
United States			$235,650	$235,193
Asia			66,800	69,669
Europe			29,691	18,002
Other			22,616	21,980
			$354,757	$344,844

Note 18 –Supplemental Cash Flow and Non-Cash Information

The following is additional information concerning supplemental disclosures of cash payments.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Income taxes paid, net	$7,768	$932	$9,373	$2,967
Interest paid	$1,992	$2,488	$4,082	$4,427
Non-cash investing activity:
Additions to property, plant and equipment in accounts payable			$8,902	$3,677

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report (this Report) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts and may include words such as “anticipate,” “believe,” “intend,” “plan,” “project,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” “will,” or the negative or other variations thereof. In particular, statements, express or implied, concerning future operating results, including guidance for third quarter 2021 results and beyond, our ability to generate sales, income or cash flow, the anticipated impact of the COVID-19 pandemic, our anticipated plans and responses to the COVID-19 pandemic, our expected revenue mix, our business strategy and strategic initiatives, our repurchases of shares of our common stock and our intentions concerning the payment of dividends, among others, are forward-looking statements. Although we believe these statements are based upon reasonable assumptions, they involve risks, uncertainties and assumptions that are beyond our ability to control or predict, relating to operations, markets and the business environment generally, including those discussed in Part I, Item 1A of the 2020 10-K and in any of our subsequent reports filed with the SEC. In particular, these statements also depend on the duration, severity and evolution of the COVID-19 pandemic and related risks, including the emergence and severity of its variants, the availability of vaccines and potential hesitancy to utilize them, government and other third-party responses to it and the consequences for the global economy, our business and the businesses of our suppliers and customers, as well as our ability (or inability) to execute on our plans to respond to the COVID-19 pandemic. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes, including the future results of our operations, may vary materially from those indicated. Undue reliance should not be placed on any forward-looking statements. Forward-looking statements are not guarantees of performance. The following discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes, and the 2020 10-K. All forward-looking statements included in this document are based upon information available to us as of the date of this document, and we assume no obligation to update them.

OVERVIEW

We are a worldwide provider of innovative product design services, engineering services, technology solutions and advanced manufacturing services (both electronic manufacturing services (EMS) and precision technology services). In this Report, references to Benchmark, the Company or use of the words “we”, “our” and “us” include Benchmark’s subsidiaries unless otherwise noted.

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

•
Manufacturing Services, which include printed circuit board assemblies (PCBAs) using both traditional surface mount technologies (SMT) and microelectronics, subsystem assembly, system build and integration. System builds and integration often involve building a finished assembly that includes PCBAs, complex subsystem assemblies, mechatronics, displays, optics, and other components. These final products may be configured to order and delivered directly to the end-customer across all the industries we serve. Manufacturing services also includes precision technology

•
services comprised of precision machining, advanced metal joining, assembly and functional testing primarily for the semi-cap market (serving semiconductor capital equipment customers) and A&D market.

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

Revenue is measured based on the consideration specified in a contract with a customer. Under the majority of our manufacturing contracts with customers, the customer controls all the work-in-progress as products are being built. Revenues under these contracts are recognized over time based on the cost-to-cost method. Under other manufacturing contracts, the customer does not take control of the product until it is completed. Under these contracts, we recognize revenue upon transfer of control of product to the customer, which is generally when the goods are shipped. Revenue from engineering services that include design and development elements also continues to be recognized over time as the services are performed. As a general matter, we assume no significant obligations after shipment as we typically warrant workmanship only. Therefore, the warranty provisions are generally not significant.

COVID-19 Pandemic Update

In late 2019, there was an outbreak of a new strain of coronavirus (COVID-19) first identified in Wuhan, Hubei Province, China, which has since spread globally. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. Further, the COVID-19 outbreak has resulted in government authorities around the world implementing numerous measures to try to reduce the spread of COVID-19, such as travel bans and restrictions, quarantines, “shelter-in-place,” “stay-at-home,” and total lock-down orders, business limitations or shutdowns and similar orders. As a result, the COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and workforce participation, and created significant volatility and disruption of financial markets. In an effort to first and foremost protect the health and safety of our employees, we also took proactive action to adopt social distancing policies at our locations globally, including working from home for certain employees, limiting the number of employees attending meetings, reducing the number of people in our locations at any one time, and significantly limiting employee travel. More recently, a new, more contagious variant of COVID-19 (the Delta Variant) has spread globally, which has caused some governments to reimplement various measures to reduce the spread. It is unclear at this point the full impact the Delta Variant will have on the global economy and on our Company.

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

Benchmark provides critical infrastructure products and essential services in each of our locations, which has allowed us to continue to operate. The COVID-19 pandemic continues to affect the Company’s operations into 2021. End market demand continues to grow as more customers recover from the pandemic. However, we continue to see component supply chain constraints across all commodity categories. In the second quarter of 2021, the supply chain environment was also adversely impacted due to rising COVID-19 cases in Malaysia. As a result of the increasing cases, the Malaysian government mandated reduced staffing at our Penang, Malaysia operation through most of the second quarter. Government restrictions have recently eased now allowing increased workforce capacity and we are managing through reduced staffing and intermittent work stoppages to keep our employees healthy and maximize production.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in the United States in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021, and contains modifications on the limitation of business interest for tax years beginning in 2019 and 2020. The Company evaluated the impact of these provisions and determined these provisions did not have any impact on the year ended December 31, 2020 or the six months ended June 30, 2021. In addition, the CARES Act allows for employee retention tax credits to be taken in U.S. payroll tax filings and allows for the deferral of the employer portion of social security taxes with 50% to be paid at the end of calendar years 2021 and 2022, respectively. Accordingly, the Company has deferred the payment of the employer portion of social security taxes for the year ended December 31, 2020 until the end of 2021 and 2022, respectively. The Company has also determined it was entitled to employee retention credits and filed for the credits in the second quarter 2020 payroll tax reports pursuant to the guidance provided by the Internal Revenue Service. The amount of credits has been recorded in operating expenses for the year ended December 31, 2020. The Company has determined that it is not eligible for employee retention tax credits as of June 30, 2021, and the deferral of the employer portion of social security taxes is not available for 2021.

We continue to monitor the evolving situation and guidance from international and domestic authorities, including federal, state and local public health authorities, and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our operating plan. As such, the exact extent of the impact of the COVID-19 pandemic on our business, financial condition and results of operations, is currently unknown and will depend on future developments, which are highly uncertain, continuously evolving and cannot be predicted. This includes, but is not limited to, the duration and spread of the COVID-19 pandemic, its severity, the actions to contain the virus or treat its impact, including the availability and efficacy of vaccinations (particularly with respect to emerging strains of the virus) and the rate of inoculations, and how quickly and to what extent normal economic and operating conditions can resume, which may not return fully to pre-pandemic levels.

Accordingly, our current results and financial condition discussed herein may not be indicative of future operating results and trends. See “Risk Factors” in Part I, Item 1A of our 2020 10-K for additional risks we face due to the COVID-19 pandemic.

Second Quarter 2021 Highlights

Sales for the three months ended June 30, 2021 were $544.7 million, an 11% increase from sales of $491.0 million during the three months ended June 30, 2020. During the second quarter of 2021, sales to customers in our various industry sectors fluctuated from the second quarter of 2020 as follows:

Higher-Value Markets

• Industrials increased by 15%,

• A&D increased by 9%,

• Medical decreased by 19%, and

• Semi-cap increased by 60%.

Traditional Markets

• Computing decreased by 10%, and

• Telecommunications increased by 21%.

Higher-value market revenues were up 12% year-over-year from strength in A&D, Industrials and Semi-cap, partially offset by a decrease in Medical. Traditional market revenues were up 7% year-over-year from strength in the Telecommunications market.

Our sales depend on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, the availability of electronic component supply, or the failure of a major customer to pay for components or services, including in each case as a result of the COVID-19 pandemic, can adversely affect us. A substantial percentage of our sales are made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. Sales to our ten largest customers represented 46% and 43% of our sales during the six months ended June 30, 2021 and 2020, respectively.

For the three and six months ended June 30, 2021, lead times continue to extend, and more components are being placed on allocation by suppliers. Several commodities were impacted, yet semiconductors remain the most constrained. We are maintaining close alignment with our suppliers and distributors to minimize disruptions to existing orders and to secure supply in support of customer demand increases. In some cases, we are actively working with customers to replan mix and redesign some products to enable alternate component sourcing. In general, our ability to fulfill upside demand is challenging due to component constraints.

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

We have undertaken initiatives to restructure our business operations with the intention of improving utilization and reducing costs. During the first six months of 2021, we recognized $3.2 million of restructuring and other costs due in part to expenses associated with various site closures and restructuring activities.

RESULTS OF OPERATIONS

The following table presents the percentage relationship that certain items in our condensed consolidated statements of income (loss) bear on sales for the periods indicated. The financial information and the discussion below should be read in conjunction with the condensed consolidated financial statements and Notes thereto in Part I, Item 1 of this Report.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	91.2	92.9	91.4	92.2
Gross profit	8.8	7.1	8.6	7.8
Selling, general and administrative expenses	6.2	5.8	6.1	6.0
Amortization of intangible assets	0.3	0.5	0.3	0.5
Restructuring charges and other costs	0.3	1.2	0.3	0.9
Ransomware related incident costs (recovery), net	—	—	(0.3)	—
Income (loss) from operations	2.0	(0.4)	2.2	0.5
Other expense, net	(0.3)	(0.4)	(0.4)	(0.4)
Income (loss) before income taxes	1.7	(0.8)	1.8	0.1
Income tax expense (benefit)	0.3	(0.1)	0.3	0.0
Net income (loss)	1.4%	(0.7)%	1.5%	0.0%

Sales

As noted above, sales for the second quarter of 2021 increased 11% from the same quarter in 2020. Sales by industry sector were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Higher-Value Markets
Industrials	$99,906	$87,130	$195,358	$189,956
A&D	96,680	88,524	186,061	207,724
Medical	108,905	134,751	217,095	252,727
Semi-Cap	139,204	86,851	252,314	169,571
	444,695	397,256	850,828	819,978
Traditional Markets
Computing	39,598	43,853	83,284	80,454
Telecommunications	60,369	49,857	116,271	105,498
	99,967	93,710	199,555	185,952
Total	$544,662	$490,966	$1,050,383	$1,005,930

Industrials. Second quarter 2021 sales increased 15% to $99.9 million from $87.1 million in the second quarter of 2020. Sales during the first six months of 2021 increased 3% to $195.4 million from $190.0 million in the same period of 2020. The increase was primarily due to improvements from building infrastructure and commercial construction programs.

Aerospace and Defense. Second quarter 2021 sales increased 9% to $96.7 million from $88.5 million in the second quarter of 2020. The increase was primarily due to strong demand in our defense programs for surveillance vehicles, secure communications and computing, and military satellite programs. Sales during the first six months of 2021 decreased 10% to $186.1 million from $207.7 million in the same period of 2020. The decrease was primarily due to a decline in customer demand in the commercial aerospace sector year over year.

Medical. Second quarter 2021 sales decreased 19% to $108.9 million from $134.8 million in the second quarter of 2020. Sales during the first six months of 2021 decreased 14% to $217.1 million from $252.7 million in the same period of 2020. The decrease was due to the reduction of demand in COVID specific programs and lack of end market demand recovery for certain customers.

Semiconductor Capital Equipment. Second quarter 2021 sales increased 60% to $139.2 million from $86.9 million in the second quarter of 2020. Sales during the first six months of 2021 increased 49% to $252.3 million from $169.6 million in the same period of 2020. The increase was primarily due to higher demand from our front-end wafer fabrication equipment customers. Our revenue in this sector is primarily precision machining and large electro-mechanical assembly, which were less impacted from global component shortages.

Computing. Second quarter 2021 sales decreased 10% to $39.6 million from $43.9 million in the second quarter of 2020. The decrease was primarily due to a high performance computing program that was expected to ramp in the second quarter of 2021 but was delayed to the second half of 2021. Sales during the first six months of 2021 increased 4% to $83.3 million from $80.5 million in the same period of 2020. The increase was primarily due to higher demand with existing customers.

Telecommunications. Second quarter 2021 sales increased 21% to $60.4 million from $49.9 million in the second quarter of 2020. Sales during the first six months of 2021 increased 10% to $116.3 million from $105.5 million in the same period of 2020. The increase was primarily due to strong demand from new and existing programs in commercial broadband and commercial satellites.

Our international operations are subject to the risks of doing business abroad. See Part I, Item 1A of our 2020 10-K for factors pertaining to our international sales, fluctuations in foreign currency exchange rates and a discussion of potential adverse effects in operating results associated with the risks of doing business abroad. During the second quarter of 2021 and 2020, 56% and 50%, respectively, of our sales were from international operations.

Gross Profit

Gross profit increased 38.0% to $47.9 million in the second quarter of 2021 from $34.7 million in the second quarter of 2020. Gross profit increased 15.5% to $90.1 million for the first six months of 2021 from $78.0 million for the same period in 2020. Gross margin increased primarily due to higher revenues.

Selling, General and Administrative (SG&A) Expenses

SG&A increased to $34.0 million in the second quarter of 2021 from $28.5 million in the second quarter of 2020, and increased to $64.6 for the first six months of 2021 from $60.1 for the same period of 2020. The increase was primarily due to due to higher variable compensation costs and U.S. medical expenses.

Amortization of Intangible Assets

Amortization of intangible assets was $1.6 million in the second quarter of 2021 and $2.4 million in the second quarter of 2020, and $3.2 million for the first six months of 2021 and $4.8 million for the same period in 2020. The decrease was primarily due to a fully amortized intangible asset as of December 31, 2020.

Restructuring Charges and Other Costs

During the first six months of 2021, we recognized $3.2 million of restructuring and other costs primarily due to expenses associated with announced site closures or exits, reduction in force and other restructuring activities primarily in the Americas. During the first six months of 2020, we recognized $7.3 million of restructuring charges, primarily related to site closures and restructuring activities in certain facilities in the Americas and Asia. In addition, during the first six months of 2020, we incurred $1.0 million in costs related to an asset impairment in Asia. See Note 12 to the condensed consolidated financial statements in Part I, Item 1 of this Report for additional information on our restructuring charges.

Ransomware Incident Related Costs, Net

During the fourth quarter ended December 31, 2019, ransomware incident related costs incurred totaled $12.7 million or $7.7 million, net of estimated insurance recoveries of $5.0 million. These costs were primarily comprised of certain employee related expenses and various third party consulting services, including forensic experts, legal counsel and other IT professional expenses. During the year ended December 31, 2020, we collected $6.6 million of insurance recoveries which include the $5.0 million of estimated insurance recoveries recorded in 2019 and an additional $1.6 million recorded in 2020. During the first six months of 2021, we collected an additional $3.4 million of insurance recoveries. As of June 30, 2021, the Company has collected insurance recoveries totaling $10.0 million. Further insurance recoveries will be recorded when realized or realizable.

Interest Expense

Interest expense increased to $4.2 million during the first six months of 2021 from $4.1 million during the same period of 2020.

Interest Income

Interest income decreased to $0.3 million in the first six months of 2021 from $0.9 million in the same period of 2020 due to lower invested cash equivalents and lower interest rates.

Income Tax Expense

Income tax expense of $3.6 million represented an 19.1% effective tax rate for the first six months of 2021, compared with $0.4 million for the same period of 2020 representing an effective tax rate of 45.8%. The higher effective tax rate in 2020 is the result of the overall loss before income taxes during the first six months of 2020 compared to the overall profit before income taxes during the first six months of 2021.

We have been granted certain tax incentives, including tax holidays, for our subsidiaries in Malaysia and Thailand that will expire at various dates, unless extended or otherwise renegotiated, through March 31, 2021 in Malaysia and 2028 in Thailand. See Note 8 to the condensed consolidated financial statements in Part I, Item 1 of this Report.

Net Income

We reported a net income of $15.3 million, or $0.42 per diluted share, for the first six months of 2021, compared with a net income of $0.4 million, or $0.01 per diluted share, for the same period in 2020. The net increase of $14.9 million in 2021 is primarily the result of items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our organic growth and operations through funds generated from operations and occasional borrowings under our revolving credit facility. Cash and cash equivalents and restricted cash totaled $370.4 million at June 30, 2021 and $396.0 million at December 31, 2020, of which $235.4 million and $207.3 million, respectively, were held outside the U.S. in various foreign subsidiaries.

Cash provided by operating activities was $40.3 million during the first six months of 2021. The cash provided by operations during 2021 consisted primarily of $15.3 million of net income, adjusted for $22.0 million of depreciation and amortization, a $92.7 million increase in accounts payable, a $19.0 million decrease in accounts receivable, and a $4.6 million increase in advance payments from customers, partially offset by an $88.6 million increase in inventories, an $11.9 million increase in contract assets, an $8.3 million increase in prepaids and other assets, and a $11.9 million decrease in accrued liabilities. Working capital was $0.7 billion at both June 30, 2021 and December 31, 2020.

We primarily purchase components only after customer orders or forecasts are received, which mitigates, but does not eliminate, the risk of loss on inventories. Supplies of electronic components and other materials used in operations are subject to industry-wide shortages. In certain instances, suppliers may allocate available quantities to us. If shortages of these components and other material supplies used in operations occur, vendors may not ship the quantities we need for production, and we may be forced to delay shipments, which can increase backorders and impact cash flows. In certain instances, we request and receive advance payments from customers as prepayments of inventory to meet working capital demands of a contract, offset inventory risks such as inventory purchased in advance of current needs and protect the Company from the failure of other parties to fulfill obligations under a contract. For example, as discussed above under “COVID-19 Pandemic Update,” we have been impacted by supply chain constraints, including shortages, longer lead times and increased transit times.

Cash used in investing activities was $18.4 million during the first six months of 2021 primarily due to purchases of additional property, plant and equipment totaling $16.7 million. The purchases of property, plant and equipment were primarily for machinery and equipment in the Americas.

Cash used in financing activities was $49.1 million during the first six months of 2021. Principal payments on the Credit Agreement (as defined below) and finance lease obligations totaled $3.8 million and $0.8 million, respectively, share repurchases totaled $30.3 million, dividends paid totaled $11.6 million, and we received $0.3 million from the exercise of stock options.

Under the terms of our $650.0 million credit agreement (Credit Agreement), in addition to the $150.0 million Term Loan facility, we have a $500.0 million five-year revolving credit facility to be used for general corporate purposes, both with a maturity date of July 20, 2023. The Credit Agreement includes an accordion feature pursuant to which total commitments under the facility may be increased by an additional $275.0 million, subject to satisfaction of certain conditions. As of June 30, 2021, we had $133.1 million in borrowings outstanding under the Term Loan facility, $3.9 million in letters of credit outstanding under our revolving credit facility, and $496.1 million remains available for future borrowings under the revolving credit facility, subject to compliance with financial covenants as to interest coverage and debt leverage, in addition to other debt covenant restrictions. See Note 5 to the condensed consolidated financial statements in Part I, Item 1 of this Report for more information regarding the terms of the Credit Agreement.

The Credit Agreement contains certain financial covenants related to interest coverage and debt leverage, and certain customary affirmative and negative covenants, including restrictions on our ability to incur additional debt and liens, pay dividends, repurchase shares, sell assets and merge or consolidate with other persons. Amounts due under the Credit Agreement could be accelerated upon specified events of default, including a failure to pay amounts due, breach of a covenant, material inaccuracy of a representation, or occurrence of bankruptcy or insolvency, subject, in some cases, to cure periods. As of June 30, 2021, we were in compliance with all of these covenants and restrictions.

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

As of June 30, 2021, we had cash and cash equivalents, including restricted cash, totaling $370.4 million and $496.1 million available for borrowings under the Credit Agreement, subject to compliance with financial covenants as to interest coverage and debt leverage, in addition to other debt covenant restrictions.

During the next 12 months, we believe our capital expenditures will approximate $50 million to $60 million, principally for machinery and equipment to help increase our production capacity to support anticipated revenue growth and our ongoing business around the globe.

On March 6, 2018, our Board of Directors approved an expanded stock repurchase program granting us the authority to repurchase up to $250 million in common stock in addition to the $100 million approved on December 7, 2015. On October 26, 2018, the Board of

Directors authorized an additional $100 million shares for repurchase above our existing program. On February 19, 2020, the Board of Directors authorized the repurchase of an additional $150 million of the Company’s common stock. During the six months ended June 30, 2021, we repurchased a total of 1.0 million common shares for an aggregate of $30.3 million at an average price of $30.06 per share. As of June 30, 2021, we had $173.9 million remaining under the share repurchase authorization to purchase additional shares. We are under no commitment or obligation to repurchase any particular amount of common stock.

The Company began declaring and paying quarterly dividends during the first quarter of 2018. In February 2020, the Board of Directors approved a quarterly dividend increase, raising the quarterly dividend from $0.15 to $0.16 per common share. In May 2021, the Board of Directors approved a quarterly dividend increase, raising the quarterly dividend from $0.16 to $0.165 per common share. During the first six months of 2021 and 2020, cash dividends paid totaled $11.6 million and $11.4 million, respectively. On June 15, 2021, the Company declared a quarterly cash dividend of $0.165 per share of the Company’s common stock to shareholders of record as of June 30, 2021. The dividend of $5.9 million was paid on July 14, 2021. The Board of Directors currently intends to continue paying quarterly dividends. However, the Company’s future dividend policy is subject to the Company’s compliance with applicable law, and depends on, among other things, the Company’s results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in the Company’s debt agreements, and other factors that the Board of Directors may deem relevant, including the impact of the COVID-19 pandemic. Dividend payments are not mandatory or guaranteed; there can be no assurance that the Company will continue to pay a dividend in the future.

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

We transact business in various foreign countries and are subject to foreign currency fluctuation risks. We use natural hedging and forward contracts to economically hedge transactional exposure primarily associated with trade accounts receivable, other receivables and trade accounts payable that are denominated in a currency other than the functional currency of the respective operating entity. We do not use derivative financial instruments for speculative purposes. The forward contracts in place as of June 30, 2021 have not been designated as accounting hedges and, therefore, changes in fair value are recorded within our condensed consolidated statements of income (loss).

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

We are also exposed to interest rate risk on borrowings under our Credit Agreement. As of June 30, 2021, we had $133.1 million outstanding on the floating rate term loan facility, and we have an interest rate swap agreement with a notional amount of $133.1 million. Under this swap agreement, we receive variable rate interest rate payments and pay fixed rate interest payments. The effect of this swap is to convert a portion our floating rate interest expense to fixed interest rate expense. The interest rate swap is designated as a cash flow hedge. For additional information, see Note 15 to the condensed consolidated financial statements in Part I, Item 1 of this Report.

Item 4 – Controls and Procedures

As of the end of the period covered by this Report, the Company’s management (with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO)) conducted an evaluation pursuant to Rule 13a-15 under the Exchange Act, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act). Based on this evaluation, the CEO and CFO concluded that as of the end of the period covered by this Report, such disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

Except as set forth, there have been no material changes to the risk factors previously disclosed in Part I, Item 1A of our 2020 10-K.

Shortages or price increases of components specified by our customers would delay shipments and adversely affect our profitability.

Substantially all of our sales are derived from manufacturing services in which we purchase components specified by our customers. In the past, supply shortages have substantially curtailed production of all assemblies using a particular component and industry-wide shortages of electronic components, particularly of memory and logic devices, have occurred. For example, in 2011, we experienced disruptions to our global supply chain due to the earthquake and tsunami in Japan, as well as floods in Thailand. More recently, the COVID-19 pandemic, as well as labor and supply disruptions, has resulted in global electronic component shortages and supply chain constraints. In some instances, such component shortages have resulted in delayed shipments, planning disruptions, extended lead times, and parts placed on allocation, limiting our ability to meet customer demand. Because of the continued increase in demand for surface mount components, we anticipate component shortages and longer lead times for certain components may continue. Also, we may bear the risk of component price increases that occur between periodic re-pricings of products during the term of a customer contract. Accordingly, certain component price increases could adversely affect our gross profit margins.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information for the quarter ended June 30, 2021 about the Company’s repurchases of its equity securities registered pursuant to Section 12 of the Exchange Act:

				(d)
				Maximum
				Number (or
			(c)	Approximate
			Total Number of	Dollar Value)
			Shares (or Units)	of Shares (or
	(a)		Purchased as	Units) that
	Total Number of	(b)	Part of Publicly	May Yet Be Purchased
	Shares (or	Average Price	Announced	Under the
	Units)	Paid per Share	Plans or	Plans or
Period	Purchased(1)	(or Unit)(2)	Programs	Programs(3)
April 1 to 30, 2021	261,600	$30.49	261,600	$183.2 million
May 1 to 31, 2021	200,500	30.25	200,500	$177.1 million
June 1 to 30, 2021	104,500	30.87	104,500	$173.9 million
Total	566,600	$30.48	566,600

(1) All stock repurchases were made on the open market.

(2) Average price paid per share is calculated on a settlement basis and excludes commission.

(3) On October 30, 2018, the Company announced that the Board of Directors authorized the repurchase of $100 million of the Company’s common stock in addition to the $250 million previously announced on March 7, 2018. On February 24, 2020, the Company announced that the Board of Directors authorized the repurchase of an additional $150 million of the Company’s common stock. Net of shares repurchased to date, the total remaining authorization outstanding as of June 30, 2021 is $173.9 million. Stock purchases may be made in the open market, in privately negotiated transactions or block transactions, at the discretion of the Company’s management and as market conditions warrant. Purchases are funded from available cash and may be commenced, suspended or discontinued at any time without prior notice. Shares of stock repurchased under the program are retired.

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

(2) Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 4, 2021.

BENCHMARK ELECTRONICS, INC.

(Registrant)

By:	/s/ Jeffrey W. Benck
Jeffrey W. Benck
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Roop K. Lakkaraju
Roop K. Lakkaraju
Chief Financial Officer
(Principal Financial and Accounting Officer)