Form 10-Q
period 2021-09-30
BENCHMARK ELECTRONICS INC
filed 2021-11-04
CIK 863436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

(623) 300-7000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.10 per share	BHE	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 1, 2021, there were 35,224,307 shares of common stock of Benchmark Electronics, Inc., par value $0.10 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
(in thousands, except par value)	2021	2020
Assets
Current assets:
Cash and cash equivalents	$288,567	$390,808
Restricted cash	2,630	5,182
Accounts receivable, net of allowance for doubtful accounts of $828 and $1,371, respectively	311,384	309,331
Contract assets	160,194	142,779
Inventories	478,325	327,377
Prepaid expenses and other assets	35,810	26,457
Income taxes receivable	2,099	417
Total current assets	1,279,009	1,202,351
Property, plant and equipment, net	188,858	185,272
Operating lease right-of-use assets	102,440	79,966
Goodwill	192,116	192,116
Deferred income taxes	4,248	4,924
Other assets, net	73,695	79,606
	$1,840,366	$1,744,235
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$7,663	$9,161
Accounts payable	401,106	282,208
Advance payments from customers	91,464	84,122
Income taxes payable	4,376	5,572
Accrued liabilities	95,560	100,073
Total current liabilities	600,169	481,136
Long-term debt, less current installments	123,510	131,051
Operating lease liabilities	94,219	72,120
Other long-term liabilities	58,130	65,552
Deferred income taxes	2,002	4,788
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.10 par value; 5,000 shares authorized, none issued	—	—
Common stock, $0.10 par value; 145,000 shares authorized; issued and outstanding – 35,209 and 36,295, respectively	3,521	3,629
Additional paid-in capital	503,062	510,405
Retained earnings	473,385	492,205
Accumulated other comprehensive loss	(17,632)	(16,651)
Total shareholders’ equity	962,336	989,588
	$1,840,366	$1,744,235

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2021	2020	2021	2020
Sales	$571,882	$525,951	$1,622,265	$1,531,881
Cost of sales	518,177	479,597	1,478,420	1,407,494
Gross profit	53,705	46,354	143,845	124,387
Selling, general and administrative expenses	34,387	29,724	98,969	89,815
Amortization of intangible assets	1,596	2,368	4,793	7,120
Restructuring charges and other costs	6,428	7,161	9,600	15,480
Ransomware related incident costs (recovery), net	(500)	(1,558)	(3,944)	(1,305)
Income from operations	11,794	8,659	34,427	13,277
Interest expense	(1,987)	(2,136)	(6,215)	(6,189)
Interest income	122	154	451	1,040
Other income (expense)	500	439	664	(191)
Income before income taxes	10,429	7,116	29,327	7,937
Income tax expense	2,364	1,201	5,976	1,577
Net income	$8,065	$5,915	$23,351	$6,360
Earnings per share:
Basic	$0.23	$0.16	$0.65	$0.17
Diluted	$0.23	$0.16	$0.64	$0.17
Weighted-average number of shares outstanding:
Basic	35,423	36,467	35,806	36,565
Diluted	35,666	36,544	36,287	36,821

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Net income	$8,065	$5,915	$23,351	$6,360
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,438)	2,045	(3,146)	1,654
Unrealized gain (loss) on derivatives, net of tax	214	447	1,796	(3,911)
Other	113	86	369	302
Other comprehensive income (loss)	(1,111)	2,578	(981)	(1,955)
Comprehensive income	$6,954	$8,493	$22,370	$4,405

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(unaudited)

(in thousands)	Shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balances, December 31, 2020	36,295	$3,629	$510,405	$492,205	$(16,651)	$989,588
Stock-based compensation expense	—	—	10,856	—	—	10,856
Shares repurchased and retired	(1,380)	(137)	(15,364)	(24,715)	—	(40,216)
Stock options exercised	29	3	343	—	—	346
Vesting of restricted stock units	373	37	(37)	—	—	—
Shares withheld for taxes	(108)	(11)	(3,141)	—	—	(3,152)
Dividends declared	—	—	—	(17,456)	—	(17,456)
Net income	—	—	—	23,351	—	23,351
Other comprehensive loss	—	—	—	—	(981)	(981)
Balances, September 30, 2021	35,209	$3,521	$503,062	$473,385	$(17,632)	$962,336

Balances, June 30, 2021	35,566	$3,558	$503,386	$476,855	$(16,521)	$967,278
Stock-based compensation expense	—	—	3,993	—	—	3,993
Shares repurchased and retired	(372)	(38)	(4,137)	(5,722)	—	(9,897)
Vesting of restricted stock units	22	2	(2)	—	—	—
Shares withheld for taxes	(7)	(1)	(178)	—	—	(179)
Dividends declared	—	—	—	(5,813)	—	(5,813)
Net income	—	—	—	8,065	—	8,065
Other comprehensive loss	—	—	—	—	(1,111)	(1,111)
Balances, September 30, 2021	35,209	$3,521	$503,062	$473,385	$(17,632)	$962,336

(in thousands)	Shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balances, December 31, 2019	36,957	$3,696	$512,019	$515,876	$(16,759)	$1,014,832
Stock-based compensation expense	—	—	9,464	—	—	9,464
Shares repurchased and retired	(724)	(72)	(8,048)	(11,209)	—	(19,329)
Stock options exercised	17	2	369	—	—	371
Vesting of restricted stock units	301	30	(30)	—	—	—
Shares withheld for taxes	(77)	(8)	(1,905)	—	—	(1,913)
Dividends declared	—	—	—	(17,503)	—	(17,503)
Net income	—	—	—	6,360	—	6,360
Other comprehensive loss	—	—	—	—	(1,955)	(1,955)
Balances, September 30, 2020	36,474	$3,648	$511,869	$493,524	$(18,714)	$990,327

Balances, June 30, 2020	36,461	$3,647	$508,555	$493,450	$(21,292)	$984,360
Stock-based compensation expense	—	—	3,420	—	—	3,420
Stock options exercised	—	—	7	—	—	7
Vesting of restricted stock units	18	2	(2)	—	—	—
Shares withheld for taxes	(5)	(1)	(111)	—	—	(112)
Dividends declared	—	—	—	(5,841)	—	(5,841)
Net income	—	—	—	5,915	—	5,915
Other comprehensive income	—	—	—	—	2,578	2,578
Balances, September 30, 2020	36,474	$3,648	$511,869	$493,524	$(18,714)	$990,327

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
(in thousands)	2021	2020
Cash flows from operating activities:
Net income	$23,351	$6,360
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	26,335	28,400
Amortization	6,628	8,539
Provision for doubtful accounts	40	2,160
Deferred income taxes	(2,110)	(4,079)
Asset impairments	4,358	6,950
(Gain) loss on the sale of property, plant and equipment	164	(114)
Stock-based compensation expense	10,856	9,464
Changes in operating assets and liabilities:
Accounts receivable	(2,342)	16,410
Contract assets	(17,415)	(335)
Inventories	(151,518)	(37,131)
Prepaid expenses and other assets	(9,470)	1,675
Accounts payable	114,477	(18,260)
Advance payments from customers	7,341	21,074
Accrued liabilities	(9,087)	(13,498)
Operating leases	(196)	942
Income taxes	(2,720)	(2,942)
Net cash provided by (used in) operations	(1,308)	25,615
Cash flows from investing activities:
Additions to property, plant and equipment	(29,497)	(26,108)
Proceeds from the sale of property, plant and equipment	222	314
Additions to purchased software	(2,940)	(2,994)
Cash received from business divestitures	—	2,214
Other	72	58
Net cash used in investing activities	(32,143)	(26,516)
Cash flows from financing activities:
Proceeds from stock options exercised	346	371
Employee taxes paid for with shares withheld	(3,152)	(1,913)
Dividends paid	(17,448)	(17,205)
Borrowings under credit agreement	30,000	110,000
Principal payments on credit agreement	(35,625)	(100,625)
Principal payments on finance leases	(833)	(980)
Share repurchases	(40,216)	(19,329)
Net cash used in financing activities	(66,928)	(29,681)
Effect of exchange rate changes	(4,414)	1,436
Net decrease in cash and cash equivalents and restricted cash	(104,793)	(29,146)
Cash and cash equivalents and restricted cash at beginning of year	395,990	363,956
Cash and cash equivalents and restricted cash at end of period	$291,197	$334,810

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

Note 2 – New Accounting Pronouncements

Not Yet Adopted

In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848). The pronouncement provides temporary optional expedients and exceptions for applying U.S. GAAP to transactions affected by reference rate (e.g., LIBOR) reform if certain criteria are met to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. This update is effective as of March 12, 2020 through December 31, 2022. We will evaluate transactions or contract modifications occurring as a result of reference rate reform and determine whether to apply the optional guidance on an ongoing basis. The update is currently not expected to have a material impact on our consolidated financial statements.

The Company has determined that other recently issued accounting standards will either not have a material impact on its consolidated financial position, results of operations or cash flows, or will not apply to its operations.

Note 3 – Inventories

Inventory costs are summarized as follows:

	September 30,	December 31,
(in thousands)	2021	2020
Raw materials	$461,957	$312,856
Work in process	13,224	8,687
Finished goods	3,144	5,834
	$478,325	$327,377

Note 4 – Goodwill and Other Intangible Assets

Goodwill allocated to the Company’s reportable segments were as follows:

(in thousands)	Americas	Asia	Total
Goodwill as of December 31, 2020 and September 30, 2021	$154,014	$38,102	$192,116

Other assets, net consist primarily of acquired identifiable intangible assets and capitalized purchased software costs. Acquired identifiable intangible assets and purchased software as of September 30, 2021 and December 31, 2020 were as follows:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$100,161	$(58,119)	$42,042
Purchased software costs	50,203	(34,684)	15,519
Technology licenses	26,800	(26,800)	—
Trade names and trademarks	7,800	—	7,800
Other	868	(350)	518
Intangible assets, September 30, 2021	$185,831	$(119,953)	$65,878

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$100,228	$(53,429)	$46,799
Purchased software costs	46,183	(33,307)	12,876
Technology licenses	28,800	(26,833)	1,967
Trade names and trademarks	7,800	—	7,800
Other	868	(333)	535
Intangible assets, December 31, 2020	$183,879	$(113,902)	$69,977

Customer relationships are being amortized on a straight-line basis over a period of 10 to 14 years. Capitalized purchased software costs are amortized straight-line over the estimated useful life of the related software, which ranges from 2 to 14 years. Technology licenses are being amortized over their estimated useful lives in proportion to the economic benefits consumed. The Company’s acquired trade names and trademarks have been determined to have an indefinite life. Amortization on the statements of cash flow for the nine months ended September 30, 2021 and 2020 were as follows:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Amortization of intangible assets	$4,793	$7,120
Amortization of capitalized purchased software costs	1,490	1,074
Amortization of debt costs	345	345
	$6,628	$8,539

The estimated future amortization expense of acquired intangible assets for each of the next five years is as follows (in thousands):

Year ending December 31,	Amount
2021 (remaining three months)	$1,592
2022	6,367
2023	5,979
2024	4,817
2025	4,817

Note 5 – Borrowing Facilities

Long-term debt outstanding as of September 30, 2021 and December 31, 2020 consists of the following:

	September 30,	December 31,
(in thousands)	2021	2020
Revolving credit facility, due 2023	$—	$—
Term loan, due 2023	131,250	136,874
Less unamortized debt issuance costs	(810)	(1,155)
Long-term debt	$130,440	$135,719

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

As of September 30, 2021, $131.3 million of the outstanding debt under the Credit Agreement is effectively at a fixed interest rate of 2.928% (plus the applicable margin) as a result of a $131.3 million notional interest rate swap contract discussed in Note 15. A commitment fee of 0.20% to 0.30% per annum (based on the debt to EBITDA ratio) on the unused portion of the revolving credit line is payable quarterly in arrears.

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

As of September 30, 2021, the Company had $131.3 million in borrowings outstanding under the Term Loan Facility and $3.9 million in letters of credit outstanding under the Revolving Credit Facility. The Company had $496.1 million available for future borrowings under the Revolving Credit Facility subject to compliance with financial covenants as to interest coverage and debt leverage in addition to other debt covenant restrictions.

Note 6 – Leases

The Company determines if a contract is or contains a lease at inception. The Company has entered into leases for certain facilities, vehicles and other equipment. The Company’s leases consist mainly of operating leases which expire at various dates through 2036. Variable lease payments are generally expensed as incurred and include certain index-based changes in rent, certain non-lease components, such as maintenance and other services provided by the lessor, and other charges included in the lease.

The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Finance lease cost:
Amortization of right-of-use assets (included in depreciation expense)	$24	$177	$420	$532
Interest on lease liabilities	9	102	184	329
Operating lease cost	4,270	3,936	11,866	12,074
Short-term lease cost	90	105	281	483
Variable lease cost	410	406	1,324	1,322
Total lease cost	$4,803	$4,726	$14,075	$14,740

	Nine Months Ended
(in thousands)	September 30, 2021	September 30, 2020
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for finance lease	$203	$354
Operating cash flows used for operating leases	$12,870	$11,798
Financing cash flows used for finance lease	$833	$980
Right-of-use assets obtained in exchange for new operating lease liabilities	$32,398	$16,470

The lease assets and liabilities as of September 30, 2021 and December 31, 2020 were as follows (in thousands):

	September 30,	December 31,
	2021	2020
Finance lease right-of-use assets (included in other assets)	$784	$2,448
Operating lease right-of-use assets	$102,440	$79,966
Finance lease liability, current (included in current installments of long-term debt)	$163	$1,661
Finance lease liability, noncurrent (included in long-term debt)	$570	$2,832
Operating lease liabilities, current (included in accrued liabilities)	$13,377	$11,516
Operating lease liabilities, noncurrent	$94,219	$72,120
Weighted average remaining lease term – finance leases	4.2 years	3.0 years
Weighted average remaining lease term – operating leases	10.1 years	10.0 years
Weighted average discount rate – finance leases	4.8%	9.0%
Weighted average discount rate – operating leases	4.1%	4.4%

Future annual minimum lease payments and finance lease commitments as of September 30, 2021 were as follows (in thousands):

Year ending December 31,	Operating Leases	Finance Leases
2021 (remaining three months)	$3,809	$48
2022	16,297	194
2023	15,032	194
2024	13,566	194
2025	12,619	178
2026 and thereafter	70,876	—
Total minimum lease payments	$132,199	$807
Less: imputed interest	(24,603)	(74)
Present value of lease liabilities	$107,596	$733

As of September 30, 2021, the Company’s future operating leases that have not yet commenced are immaterial.

Note 7 – Common Stock and Stock-Based Awards Plans

Dividends

The Company began declaring and paying quarterly dividends during the first quarter of 2018. For the three and nine months ended September 30, 2021, cash dividends paid totaled $5.9 million and $17.4 million, respectively. For the three and nine months ended September 30, 2020, cash dividends paid totaled $5.8 million and $17.2 million, respectively. On March 15, 2021, the Company declared a quarterly cash dividend of $0.16 per share of the Company’s common stock to shareholders of record as of March 31, 2021. On both June 15, 2021 and September 15, 2021, the Company declared a quarterly cash dividend of $0.165 per share of the Company’s common stock to shareholders of record as of June 30, 2021 and September 30, 2021, respectively. The dividends for the first, second and third quarters of 2021 were paid on April 15, 2021, July 14, 2021 and October 14, 20201, respectively. On March 16, 2020, June 15, 2020 and September 11, 2020, the Company declared a quarterly cash dividend of $0.16 per share of the Company’s common stock to shareholders of record as of March 31, 2020, June 30, 2020 and September 30, 2020, respectively. The dividends for the first, second and third quarters of 2020 were paid on April 14, 2020, July 14, 2020 and October 14, 2020, respectively. The Company’s future dividend policy is subject to the Company’s compliance with applicable law, and depends on, among other things, the Company’s results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in the Company’s debt agreements, and other factors that the Board of Directors may deem relevant, including the impact of the COVID-19 pandemic. Dividend payments are not mandatory or guaranteed; there can be no assurance that the Company will continue to pay a dividend in the future.

Share Repurchase Authorization

On February 19, 2020 and October 26, 2018, the Board of Directors authorized the repurchase of $150 million and $100 million, respectively, of the Company’s common stock in addition to the $250 million previously approved on March 6, 2018. During the three and nine months ended September 30, 2021, the Company repurchased a total of 0.4 million and 1.4 million common shares, respectively, for an aggregate of $9.9 million and $40.2 million, respectively, at an average price of $26.53 per share and $29.11 per share, respectively. As of September 30, 2021, the Company had an aggregate $164.0 million remaining under its stock repurchase program.

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

As of September 30, 2021, 2.2 million common shares were available for issuance under the Company’s 2019 Plan.

All share-based payments to employees, including grants of employee stock options, are recognized in the condensed consolidated financial statements based on their grant date fair values. The total compensation cost recognized for stock-based awards was $4.0 million and $10.9 million for the three and nine months ended September 30, 2021, respectively, and $3.4 million and $9.5 million for the three and nine months ended September 30, 2020, respectively. The future tax benefit of these stock-based awards as of the grant date was $0.9 million and $2.5 million for the three and nine months ended September 30, 2021, respectively, and $0.8 million and $2.3 million for the three and nine months ended September 30, 2020, respectively. Awards of restricted stock units and performance-based restricted stock units are valued at the closing market price of the Company’s common stock on the date of grant. For performance-based restricted stock units, compensation expense is based on the probability that the performance goals will be achieved, which is monitored by management throughout the requisite service period. When it becomes probable, based on the Company’s expectation of performance during the measurement period, that more or less than the previous estimate of the awarded shares will vest, an adjustment to stock-based compensation expense is recognized as a change in accounting estimate.

As of September 30, 2021, the unrecognized compensation cost and remaining weighted-average amortization period related to stock-based awards were as follows:

(in thousands)	Restricted Stock Units	Performance- based Restricted Stock Units (1)
Unrecognized compensation cost	$23,436	$7,362
Remaining weighted-average amortization period	2.6 years	1.9 years

(1) Based on the probable achievement of the performance goals identified in each award.

The total cash received by the Company as a result of stock option exercises for the nine months ended September 30, 2021 and 2020 was approximately $0.3 million and $0.4 million, respectively. The actual tax benefit realized as a result of stock option exercises and the vesting of other share-based awards during the nine months ended September 30, 2021 and 2020 was $2.6 million and $1.8 million, respectively. For the nine months ended September 30, 2021 and 2020, the total intrinsic value of stock options exercised was $0.5 million and $0.1 million, respectively.

The Company awarded performance-based restricted stock units to employees during the nine months ended September 30, 2021 and 2020. The number of performance-based restricted stock units that will ultimately be earned will not be determined until the end of the corresponding performance periods, and may vary from as low as zero to as high as 2.5 times the target number depending on the level of achievement of certain performance goals. The level of achievement of these goals is based upon the financial results of the Company for the last full calendar year within the performance period. The performance goals consist of certain levels of achievement using the following financial metrics: revenue, operating income margin, and return on invested capital. If the performance goals are not met based on the Company’s financial results, the applicable performance-based restricted stock units will not vest and will be forfeited. Shares subject to forfeited performance-based restricted stock units will be available for re-issuance under the Company’s 2019 Plan.

The following table summarizes activities relating to the Company’s stock options:

(in thousands, except per share data)	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	188	$19.98
Exercised	(54)	19.77
Forfeited or expired	(2)	20.16
Outstanding and exercisable as of September 30, 2021	132	$20.06	1.74	$877

The aggregate intrinsic value in the table above is before income taxes and is calculated as the difference between the exercise price of the underlying options and the Company’s closing stock price as of the last business day of the period ended September 30, 2021 for options that had exercise prices that were below the closing price.

The following table summarizes the activities related to the Company’s time-based restricted stock units:

(in thousands, except per share data)	Number of Units	Weighted- Average Grant Date Fair Value
Non-vested awards outstanding as of December 31, 2020	1,026	$27.35
Granted	499	28.54
Vested	(373)	26.76
Forfeited	(84)	28.45
Non-vested awards outstanding as of September 30, 2021	1,068	$28.03

The following table summarizes the activities related to the Company’s performance-based restricted stock units:

		Weighted-
		Average
	Number of	Grant Date
(in thousands, except per share data)	Units	Fair Value
Non-vested units outstanding as of December 31, 2020	368	$27.93
Granted(1)	234	28.60
Forfeited	(60)	29.38
Non-vested units outstanding as of September 30, 2021	542	$28.06

(1) Represents target number of units that can vest based on the achievement of the performance goals.

Note 8 – Income Taxes

Income tax expense consists of the following:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Federal - current	$(426)	$1,288
Foreign - current	8,734	3,865
State - current	528	503
Deferred	(2,860)	(4,079)
	$5,976	$1,577

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

As of December 31, 2020, the Company had approximately $333.6 million in cumulative undistributed foreign earnings of its foreign subsidiaries. These earnings would not be subject to U.S. income tax, if distributed to the Company. During 2018, the Company changed its assertion on its foreign subsidiaries earnings that are permanently reinvested. A certain amount of earnings from specific foreign subsidiaries are permanently reinvested, and certain foreign earnings from other specific foreign subsidiaries are considered to be non-permanently reinvested and are available for immediate distribution to the Company. Income taxes have been accrued on the non-permanently reinvested foreign earnings including any applicable local withholding taxes. During the second quarter of 2021, the Company recorded an income tax benefit of $7.3 million for foreign withholding taxes paid in prior years and has offset this benefit with a corresponding reserve for uncertain tax benefits of the same amount.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in the United States in response to the COVID-19 pandemic. The CARES Act among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021, and contains modifications on the limitation of business interest for tax years beginning in 2019 and 2020. The Company has evaluated the impact of these provisions and has determined these provisions did not have any impact on the year ended December 31, 2020 or the nine months ended September 30, 2021. In addition, the CARES Act allowed for employee retention tax credits to be taken in U.S. payroll tax filings, and allowed for the deferral of the employer portion of social security taxes during the calendar year 2020 with 50% to be paid at the end of calendar years 2021 and 2022, respectively. The Company has deferred the payment of the employer portion of social security taxes for the year ended December 31, 2020 with 50% of payments to be paid at the end of 2021 and 2022, respectively. The Company has also determined it was entitled to employee retention credits and filed for the credits in the second quarter of 2020 pursuant to the guidance provided by the Internal Revenue Service. The Company has determined that it is not eligible for employee retention tax credits for the nine months ended September 30, 2021, and the deferral of the employer portion of social security taxes is not available for 2021.

The Company has been granted certain tax incentives, including tax holidays, for its subsidiaries in Malaysia and Thailand that will expire or expired at various dates, unless extended or otherwise renegotiated, through March 31, 2021 in Malaysia and 2028 in Thailand, and are subject to certain conditions with which the Company expects to comply. The net impact of these tax incentives was to lower foreign income tax expense for both the nine months ended September 30, 2021 and 2020 by approximately $3.4 million (approximately $0.09 per diluted share), as follows:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Malaysia	$1,259	$2,164
Thailand	2,121	1,209
	$3,380	$3,373

As of April 1, 2021, the tax holiday for Malaysia has expired. We have applied for a new tax holiday for our operations in Malaysia. There is no guarantee that we will be granted the tax holiday in Malaysia.

As of September 30, 2021, the total amount of the reserve for uncertain tax benefits including interest and penalties was $8.0 million. The reserve is classified as a current or long-term liability in the condensed consolidated balance sheets based on the Company’s expectation of when the items will be settled. The Company records interest expense and penalties accrued in relation to uncertain income tax benefits as a component of current income tax expense.

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

	Reportable Operating Segments
	Three Months Ended September 30, 2021
(in thousands)	Americas	Asia	Europe	Total
Market Sector:
Industrials	$19,907	$69,436	$18,849	$108,192
A&D	95,940	827	4,071	100,838
Medical	64,357	43,480	9,956	117,793
Semi-Cap	53,732	63,733	16,111	133,576
Computing	46,804	9,742	11	56,557
Telecommunications	28,456	26,019	451	54,926
External revenue	309,196	213,237	49,449	571,882
Elimination of intersegment sales	9,920	11,194	535	21,649
Segment revenue	$319,116	$224,431	$49,984	$593,531

	Nine Months Ended September 30, 2021
(in thousands)	Americas	Asia	Europe	Total
Market Sector:
Industrials	$61,261	$185,961	$56,328	$303,550
A&D	270,854	900	15,145	286,899
Medical	159,701	134,650	40,537	334,888
Semi-Cap	158,090	179,275	48,525	385,890
Computing	114,908	24,922	11	139,841
Telecommunications	90,421	79,960	816	171,197
External revenue	855,235	605,668	161,362	1,622,265
Elimination of intersegment sales	32,989	29,606	1,122	63,717
Segment revenue	$888,224	$635,274	$162,484	$1,685,982

	Reportable Operating Segments
	Three Months Ended September 30, 2020
(in thousands)	Americas	Asia	Europe	Total
Market Sector:
Industrials	$24,303	$47,281	$14,600	$86,184
A&D	100,941	—	3,958	104,899
Medical	65,389	61,322	7,431	134,142
Semi-Cap	47,021	38,546	13,154	98,721
Computing	35,788	8,551	—	44,339
Telecommunications	22,023	35,507	136	57,666
External revenue	295,465	191,207	39,279	525,951
Elimination of intersegment sales	10,171	6,300	264	16,735
Segment revenue	$305,636	$197,507	$39,543	$542,686

	Nine Months Ended September 30, 2020
(in thousands)	Americas	Asia	Europe	Total
Market Sector:
Industrials	$82,546	$144,885	$48,709	$276,140
A&D	294,892	—	17,731	312,623
Medical	207,202	161,415	18,252	386,869
Semi-Cap	114,791	112,989	40,512	268,292
Computing	101,349	23,444	—	124,793
Telecommunications	69,692	92,955	517	163,164
External revenue	870,472	535,688	125,721	1,531,881
Elimination of intersegment sales	38,360	21,807	1,046	61,213
Segment revenue	$908,832	$557,495	$126,767	$1,593,094

During both the nine months ended September 30, 2021 and 2020, 90% of the Company’s revenue was recognized as products and services that were transferred over time.

The timing of revenue recognition, billings and cash collections result in billed accounts receivable, contract assets and advance payments from customers.

As of September 30, 2021 and December 31, 2020, the Company had $160.2 million and $142.8 million, respectively, in contract assets from contracts with customers. The contract assets primarily relate to the Company’s right to consideration for work completed but not billed at the reporting date. The contract assets are transferred to accounts receivable when the rights become unconditional.

Significant changes in the contract asset balance during the period are as follows:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Beginning balance as of December 31	$142,779	$161,061
Revenue recognized	1,463,872	1,382,582
Amounts collected or invoiced	(1,446,457)	(1,382,247)
Ending balance as of September 30	$160,194	$161,396

As of September 30, 2021 and December 31, 2020, the Company had $91.5 million and $84.1 million, respectively, in advance payments from customers. Of those amounts, $63.0 million and $54.9 million, respectively, were customer deposits and prepayments of inventory and $28.5 million and $29.2 million, respectively, were related to the contractual timing of payments. The advance payments are not considered a significant financing component because they are used to meet working capital demands of a contract, offset inventory risks and protect the Company from the failure of other parties to fulfill obligations under a contract.

Note 10 – Accounts Receivable Sale Program

As of September 30, 2021, in connection with trade accounts receivable sale programs with unaffiliated financial institutions, the Company may elect to sell, at a discount, on an ongoing basis, up to a maximum of $120.0 million of specific accounts receivable at any one time.

During the three months ended September 30, 2021 and 2020, the Company sold $109.1 million and $71.5 million, respectively, of accounts receivable under this program, and in exchange, the Company received cash proceeds of $108.8 million and $71.4 million, respectively, net of the discount. During the nine months ended September 30, 2021 and 2020, the Company sold $275.4 million and $225.8 million, respectively, of accounts receivable under this program, and in exchange, the Company received cash proceeds of $274.8 million and $225.4 million, respectively, net of the discount. The loss on the sale resulting from the discount was recorded to other expense within the condensed consolidated statements of income.

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

The following table summarizes the 2021 activity in accrued restructuring, which is included in accrued liabilities in the condensed consolidated balance sheets, related to various restructuring activities initiated prior to September 30, 2021:

	Balance as of				Balance as of
	December 31,	Restructuring	Cash	Non-Cash	September 30,
(in thousands)	2020	Charges	Payment	Activity	2021
Restructuring:
Severance	$3,996	$994	$(4,350)	$(184)	$456
Lease facility costs	50	1,994	(1,868)	(160)	16
Other exit costs	408	2,254	(2,074)	(351)	237
Total	$4,454	$5,242	$(8,292)	$(695)	$709

In addition, during the nine months ended September 30, 2021, we incurred $4.4 million in costs related to asset impairments in the Americas. During the nine months ended September 30, 2020, we incurred $5.7 million and $1.0 million in costs related to asset impairments in the Americas and Asia, respectively.

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

The Company restored connectivity and resumed operations quickly following the ransomware incident. We do have insurance coverage, including cyber insurance, and worked diligently with our insurance carriers on claims to recover costs incurred.

In 2019, ransomware incident related costs incurred totaled $12.7 million or $7.7 million, net of estimated insurance recoveries of $5.0 million. These costs were primarily comprised of certain employee related expenses and various third party consulting services, including forensic experts, legal counsel and other IT professional expenses. During the year ended December 31, 2020, the Company collected $6.6 million of insurance recoveries, which included $5.0 million of estimated insurance recoveries recorded in 2019 and an additional $1.6 million recorded in 2020. During the nine months ended September 30, 2021, the Company collected an additional $3.9 million of insurance recoveries. As of September 30, 2021, the Company has collected insurance recoveries totaling $10.5 million. No further insurance recoveries are expected.

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

The following table sets forth the calculation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2021	2020	2021	2020
Net income	$8,065	$5,915	$23,351	$6,360
Denominator for basic earnings per share – weighted-average number of common shares outstanding during the period	35,423	36,467	35,806	36,565
Incremental common shares attributable to exercise of dilutive options	32	22	43	36
Incremental common shares attributable to outstanding restricted stock units	211	55	438	220
Denominator for diluted earnings per share	35,666	36,544	36,287	36,821
Basic earnings per share	$0.23	$0.16	$0.65	$0.17
Diluted earnings per share	$0.23	$0.16	$0.64	$0.17

Restricted stock units totaling 5 thousand and 4 thousand shares for the three and nine months ended September 30, 2021, respectively, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive. Restricted stock units totaling 1.0 million and 0.5 million shares for the three and nine months ended September 30, 2020, and outstanding stock options totaling 0.1 million shares for the three months ended September 30, 2020, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

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

On July 30, 2021, the Company entered into forward currency exchange contracts designated as cash flow hedges of forecasted foreign currency expenses with a notional amount of $10.5 million as of September 30, 2021. Changes in the fair value of the derivatives are recorded in accumulated other comprehensive loss in the condensed consolidated balance sheets until earnings are affected by the variability of the cash flows. During the nine months ended September 30, 2021, the Company recorded an unrealized loss of $0.4 million on the forward currency exchange contracts in other comprehensive income (See Note 16). The Company also has forward currency exchange contracts in place as of September 30, 2021 that have not been designated as accounting hedges and, therefore, changes in fair value are recorded within the condensed consolidated statements of income. The fair value of the Company's forward currency exchange contracts are determined using standard valuation models with assumptions about forward rates being based on those observed in the underlying market. As of September 30, 2021, the fair value estimates for the Company's forward currency exchange contracts were based on Level 2 inputs of the fair value hierarchy. The Company enters into forward currency exchange contracts for its operations in Mexico and Europe.

The Company has an interest rate swap agreement, with a notional amount of $131.3 million and $136.9 million as of September 30, 2021 and December 31, 2020, respectively, to hedge a portion of its interest rate exposure on outstanding borrowings under the Credit Agreement. Under this interest rate swap agreement, the Company receives variable rate interest payments based on the one-month LIBOR rate and pays fixed rate interest payments. The fixed interest rate for the contract is 2.928%. The effect of this swap is to convert a portion of the floating rate interest expense to fixed interest rate expense. Based on the terms of the interest rate swap contract and the underlying borrowings outstanding under the Credit Agreement, the interest rate contract was determined to be highly effective, and thus qualifies and has been designated as a cash flow hedge. As such, changes in the fair value of the interest rate swap are recorded in other comprehensive income on the accompanying condensed consolidated balance sheets until earnings are affected by the variability of cash flows. As of September 30, 2021 and 2020, the fair value estimates for the Company's interest rate swap agreement were based on Level 3 inputs of the fair value hierarchy. During the nine months ended September 30, 2021, the Company recorded an unrealized gain of $3.0 million ($2.2 million net of tax) on the swap in other comprehensive income. See Note 16.

As of December 31, 2017, the Company had an interest rate swap agreement with a notional amount of $155.3 million with a fixed interest rate of 1.4935%, which was terminated in October 2018 for $3.5 million and the gain was amortized to offset interest expense over the remaining term of the interest rate swap agreement which ended November 2020.

The following table presents the fair value of the Company's derivative instruments:

	Fair Values of Derivative Instruments
	Liability Derivatives
	September 30,	December 31,
(in thousands)	2021	2020
Derivatives designated as hedging instruments
Forward currency exchange contracts	$441	$—
Interest rate swap	$6,023	$9,011

Note 16 – Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component were as follows:

	Three months ended September 30,
	2021				2020
	Foreign				Foreign
	currency	Derivative			currency	Derivative
	translation	instruments,			translation	instruments,
(in thousands)	adjustments	net of tax	Other	Total	adjustments	net of tax	Other	Total
Beginning balance	$(10,083)	$(5,160)	$(1,278)	$(16,521)	$(12,816)	$(7,958)	$(518)	$(21,292)
Other comprehensive gain (loss) before reclassifications	(1,438)	154	113	(1,171)	2,045	757	86	2,888
Amounts reclassified from accumulated other comprehensive loss	—	60	—	60	—	(310)	—	(310)
Net current period other comprehensive gain (loss)	(1,438)	214	113	(1,111)	2,045	447	86	2,578
Ending balance	$(11,521)	$(4,946)	$(1,165)	$(17,632)	$(10,771)	$(7,511)	$(432)	$(18,714)

	Nine months ended September 30,
	2021				2020
	Foreign				Foreign
	currency	Derivative			currency	Derivative
	translation	instruments,			translation	instruments,
(in thousands)	adjustments	net of tax	Other	Total	adjustments	net of tax	Other	Total
Beginning balance	$(8,375)	$(6,742)	$(1,534)	$(16,651)	$(12,425)	$(3,600)	$(734)	$(16,759)
Other comprehensive gain (loss) before reclassifications	(3,146)	1,736	369	(1,041)	1,654	(2,929)	302	(973)
Amounts reclassified from accumulated other comprehensive loss	—	60	—	60	—	(982)		(982)
Net current period other comprehensive gain (loss)	(3,146)	1,796	369	(981)	1,654	(3,911)	302	(1,955)
Ending balance	$(11,521)	$(4,946)	$(1,165)	$(17,632)	$(10,771)	$(7,511)	$(432)	$(18,714)

Unrealized gains and losses relating to derivative instruments, reclassified from accumulated other comprehensive loss for the three and nine months ended September 30, 2021, were recognized as a component of cost of sales in the condensed consolidated statements of income, which relate to the Company's foreign currency contracts accounted for as cash flow hedges. See Note 15 for further explanation of the change in derivative instruments that is recorded to accumulated other comprehensive loss.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Net sales:
Americas	$319,116	$305,636	$888,224	$908,832
Asia	224,431	197,507	635,274	557,495
Europe	49,984	39,543	162,484	126,767
Elimination of intersegment sales	(21,649)	(16,735)	(63,717)	(61,213)
	$571,882	$525,951	$1,622,265	$1,531,881
Depreciation and amortization:
Americas	$4,914	$5,844	$15,461	$17,191
Asia	2,708	2,801	8,051	8,247
Europe	736	706	2,140	2,131
Corporate	2,611	3,057	7,311	9,370
	$10,969	$12,408	$32,963	$36,939
Income from operations:
Americas	$11,053	$10,062	$31,282	$21,700
Asia	21,391	17,865	64,210	45,887
Europe	978	1,395	7,918	4,270
Corporate and intersegment eliminations	(21,628)	(20,663)	(68,983)	(58,580)
	11,794	8,659	34,427	13,277
Interest expense	(1,987)	(2,136)	(6,215)	(6,189)
Interest income	122	154	451	1,040
Other income (expense)	500	439	664	(191)
Income before income taxes	$10,429	$7,116	$29,327	$7,937
Capital expenditures:
Americas	$11,787	$2,134	$23,629	$17,992
Asia	274	1,330	2,608	4,646
Europe	691	252	3,410	1,294
Corporate	1,066	2,096	2,790	5,170
	$13,818	$5,812	$32,437	$29,102

	September 30,	December 31,
(in thousands)	2021	2020
Total assets:
Americas	$844,484	$777,658
Asia	616,535	532,793
Europe	174,876	146,277
Corporate	204,471	287,507
	$1,840,366	$1,744,235

Geographic net sales information provided below reflects the destination of the product shipped. Long-lived assets information is based on the physical location of the asset and includes property, plant and equipment, net, operating lease right-of-use assets, and other long-term assets, net.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Geographic net sales:
United States	$342,674	$346,849	$961,322	$1,001,725
Singapore	84,902	51,267	226,657	$161,805
Other Asia	55,124	48,337	140,227	126,863
Europe	64,775	55,372	207,066	177,651
Other	24,407	24,126	86,993	63,837
	$571,882	$525,951	$1,622,265	$1,531,881

			September 30,	December 31,
(in thousands)			2021	2020
Long-lived assets:
United States			$247,995	$235,193
Asia			64,581	69,669
Europe			30,288	18,002
Other			22,129	21,980
			$364,993	$344,844

Note 18 –Supplemental Cash Flow and Non-Cash Information

The following is additional information concerning supplemental disclosures of cash payments.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Income taxes paid, net	$8,396	$11,629	$17,769	$14,596
Interest paid	$2,254	$2,364	$6,336	$6,791
Non-cash investing activity:
Additions to property, plant and equipment in accounts payable			$7,980	$6,531

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report (this Report) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts and may include words such as “anticipate,” “believe,” “intend,” “plan,” “project,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” “will,” or the negative or other variations thereof. In particular, statements, express or implied, concerning future operating results, including guidance for fourth quarter 2021 results and beyond, our ability to generate sales, income or cash flow, the anticipated impact of the COVID-19 pandemic, our anticipated plans and responses to the COVID-19 pandemic, our expectations relating to current supply chain constraints, our expected revenue mix, our business strategy and strategic initiatives, our repurchases of shares of our common stock and our intentions concerning the payment of dividends, among others, are forward-looking statements. Although we believe these statements are based upon reasonable assumptions, they involve risks, uncertainties and assumptions that are beyond our ability to control or predict, relating to operations, markets and the business environment generally, including those discussed in Part I, Item 1A of the 2020 10-K, Part II, Item 1A of this Report and in any of our subsequent reports filed with the SEC. In particular, these statements also depend on the duration, severity and evolution of the COVID-19 pandemic and related risks, including the emergence and severity of its variants, the availability of vaccines and potential hesitancy to utilize them, government and other third-party responses to it and the consequences for the global economy, our business and the businesses of our suppliers and customers, as well as our ability (or inability) to execute on our plans to respond to the COVID-19 pandemic. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes, including the future results of our operations, may vary materially from those indicated. Undue reliance should not be placed on any forward-looking statements. Forward-looking statements are not guarantees of performance. The following discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes, and the 2020 10-K. All forward-looking statements included in this document are based upon information available to us as of the date of this document, and we assume no obligation to update them.

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

We employ enterprise resource planning (ERP) systems and lean manufacturing principles to manage procurement and manufacturing processes in an efficient and cost-effective manner so that, where possible, components arrive on a just-in-time, as-and-when-needed basis. Because we are a significant purchaser of electronic components and other raw materials, we are generally able to capitalize on the economies of scale associated with our relationships with suppliers to negotiate price discounts, obtain components and other raw materials that are in short supply, and return excess components. Utilizing our agility and expertise in supply chain management and our relationships with suppliers across the supply chain we strive to help reduce our customers’ cost of goods sold and inventory exposure. However, due to the COVID-19 pandemic, as well as global labor and supply disruptions, we continue to see component supply chain constraints across all commodity categories that are constraining our ability to produce the full demand forecasts we are receiving from customers.

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

COVID-19 Pandemic Update

In late 2019, there was an outbreak of a new strain of coronavirus (COVID-19) first identified in Wuhan, Hubei Province, China, which has since spread globally. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. Further, the COVID-19 outbreak has resulted in government authorities around the world implementing numerous measures to try to reduce the spread of COVID-19, such as travel bans and restrictions, quarantines, “shelter-in-place,” “stay-at-home,” and total lock-down orders, business limitations or shutdowns and similar orders. As a result, the COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and workforce participation, and created significant volatility and disruption of financial markets. In an effort to first and foremost protect the health and safety of our employees, we also took proactive action to adopt social distancing policies at our locations globally, including working from home for certain employees, limiting the number of employees attending meetings, reducing the number of people in our locations at any one time, and significantly limiting employee travel. More recently, a more contagious variant of COVID-19 (the Delta Variant) has spread globally, which has caused some governments to reimplement various measures to reduce the spread. It is unclear at this point the full impact the Delta Variant will have on the global economy and on our Company.

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

Benchmark provides critical infrastructure products and essential services in each of our locations, which has allowed us to continue to operate. The COVID-19 pandemic continues to affect the Company’s operations into 2021. End market demand continues to grow as more customers recover from the pandemic. However, we continue to see component supply chain constraints across all commodity categories which are constraining our ability to produce the full demand forecasts we are receiving from customers. See "Third Quarter 2021 Highlights" below and "Risk Factors-Shortages or price increases of components specified by our customers have resulted in delayed shipments and could adversely affect our profitability" in Part II, Item 1A of this Report for additional information.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in the United States in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021, and contains modifications on the limitation of business interest for tax years beginning in 2019 and 2020. The Company evaluated the impact of these provisions and determined these provisions did not have any impact on the year ended December 31, 2020 or the nine months ended September 30, 2021. In addition, the CARES Act allows for employee retention tax credits to be taken in U.S. payroll tax filings and allows for the deferral of the employer portion of social security taxes with 50% to be paid at the end of calendar years 2021 and 2022, respectively. Accordingly, the Company has deferred the payment of the employer portion of social security taxes for the year ended December 31, 2020 until the end of 2021 and 2022, respectively. The Company has also determined it was entitled to employee retention credits and filed for the credits in the second quarter 2020 payroll tax reports pursuant to the guidance provided by the Internal Revenue Service. The amount of credits has been recorded in operating expenses for the year ended December 31, 2020. The Company has determined that it is not eligible for employee retention tax credits as of September 30, 2021, and the deferral of the employer portion of social security taxes is not available for 2021.

We continue to monitor the evolving situation and guidance from international and domestic authorities, including federal, state and local public health authorities, and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our operating plan. As such, the exact extent of the impact of the COVID-19 pandemic on our business, financial condition and results of operations, is currently unknown and will depend on future developments, which are highly uncertain, continuously evolving and cannot be predicted. This includes, but is not limited to, the duration and spread of the COVID-19 pandemic and its severity; the emergence and severity of its variants, including the Delta Variant; the actions to contain the virus or treat its impact, including the availability and efficacy of vaccinations (particularly with respect to emerging strains of the virus) and the rate of inoculations; general economic factors, such as increased inflation; global supply chain constraints and shortages; labor supply issues; and how quickly and to what extent normal economic and operating conditions can resume, which may not return fully to pre-pandemic levels.

Accordingly, our current results and financial condition discussed herein may not be indicative of future operating results and trends. See “Risk Factors” in Part I, Item 1A of our 2020 10-K and in Part II, Item 1A of this Report for additional risks we face due to the COVID-19 pandemic.

Third Quarter 2021 Highlights

Sales for the three months ended September 30, 2021 were $571.9 million, a 9% increase from sales of $526.0 million during the three months ended September 30, 2020. During the third quarter of 2021, sales to customers in our various industry sectors fluctuated from the third quarter of 2020 as follows:

Higher-Value Markets

• Industrials increased by 26%,

• A&D decreased by 4%,

• Medical decreased by 12%, and

• Semi-cap increased by 35%.

Traditional Markets

• Computing increased by 28%, and

• Telecommunications decreased by 5%.

Higher-value market revenues were up 9% year-over-year from strength in Industrials and Semi-cap, partially offset by decreases in A&D and Medical. Traditional market revenues were up 9% year-over-year from strength in the Computing market.

Our sales depend on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, the availability of electronic component supply, or the failure of a major customer to pay for components or services, including in each case as a result of the COVID-19 pandemic, have adversely affected us. A substantial percentage of our sales are made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. Sales to our ten largest customers represented 47% and 42% of our sales during the nine months ended September 30, 2021 and 2020, respectively.

For the three and nine months ended September 30, 2021, lead times continue to extend, and more components are being placed on allocation by suppliers. During the three months ended September 30, 2021, there was an increase in pushouts of previously committed component orders and tighter allocation and timing restrictions across the component suppliers. These last-minute allocations created inefficiencies in our operations and contributed to the sequential increase in inventory days for the quarter.

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

We have undertaken initiatives to restructure our business operations with the intention of improving utilization and reducing costs. During the first nine months of 2021, we recognized $5.2 million of restructuring and other costs due in part to expenses associated with various site closures and restructuring activities.

RESULTS OF OPERATIONS

The following table presents the percentage relationship that certain items in our condensed consolidated statements of income bear on sales for the periods indicated. The financial information and the discussion below should be read in conjunction with the condensed consolidated financial statements and Notes thereto in Part I, Item 1 of this Report.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	90.6	91.2	91.1	91.9
Gross profit	9.4	8.8	8.9	8.1
Selling, general and administrative expenses	6.0	5.7	6.1	5.9
Amortization of intangible assets	0.3	0.5	0.3	0.5
Restructuring charges and other costs	1.1	1.4	0.6	1.0
Ransomware related incident costs (recovery), net	(0.1)	(0.3)	(0.2)	(0.1)
Income from operations	2.1	1.6	2.1	0.9
Other expense, net	(0.3)	(0.3)	(0.3)	(0.3)
Income before income taxes	1.8	1.4	1.8	0.5
Income tax expense	0.4	0.2	0.4	0.1
Net income	1.4%	1.1%	1.4%	0.4%

Sales

As noted above, sales for the third quarter of 2021 increased 9% from the same quarter in 2020. Sales for the first nine months of 2021 increased 6% from the same period in 2020. Sales by industry sector were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Higher-Value Markets
Industrials	$108,192	$86,184	$303,550	$276,140
A&D	100,838	104,899	286,899	312,623
Medical	117,793	134,142	334,888	386,869
Semi-Cap	133,576	98,721	385,890	268,292
	460,399	423,946	1,311,227	1,243,924
Traditional Markets
Computing	56,557	44,339	139,841	124,793
Telecommunications	54,926	57,666	171,197	163,164
	111,483	102,005	311,038	287,957
Total	$571,882	$525,951	$1,622,265	$1,531,881

Industrials. Third quarter 2021 sales increased 26% to $108.2 million from $86.2 million in the third quarter of 2020. Sales during the first nine months of 2021 increased 10% to $303.6 million from $276.1 million in the same period of 2020. The increases were primarily due to continued demand improvements from oil & gas, commercial and building infrastructure programs as well as a new program ramp for LiDAR applications.

Aerospace and Defense. Third quarter 2021 sales decreased 4% to $100.8 million from $104.9 million in the third quarter of 2020. Sales during the first nine months of 2021 decreased 8% to $286.9 million from $312.6 million in the same period of 2020. The decreases were primarily due to a decline in customer demand in the commercial aerospace sector year over year.

Medical. Third quarter 2021 sales decreased 12% to $117.8 million from $134.1 million in the third quarter of 2020. Sales during the first nine months of 2021 decreased 13% to $334.9 million from $386.9 million in the same period of 2020. The decreases were due to the reduction of demand in COVID specific programs and supply chain constraints impacting demand recovery for certain customers.

Semiconductor Capital Equipment. Third quarter 2021 sales increased 35% to $133.6 million from $98.7 million in the third quarter of 2020. Sales during the first nine months of 2021 increased 44% to $385.9 million from $268.3 million in the same period of 2020. The increases were primarily due to high demand levels and our future backlog increasing for our precision machining and large electro-mechanical assembly services, which are primarily related to front-end wafer fab equipment.

Computing. Third quarter 2021 sales increased 28% to $56.6 million from $44.3 million in the third quarter of 2020. Sales during the first nine months of 2021 increased 12% to $139.8 million from $124.8 million in the same period of 2020. The increases were primarily due to a planned ramp of a high performance computing program that will continue into 2022.

Telecommunications. Third quarter 2021 sales decreased 5% to $54.9 million from $57.7 million in the third quarter of 2020. The decrease was primarily due to delays in new program ramps tied to component shortages. Sales during the first nine months of 2021 increased 5% to $171.2 million from $163.2 million in the same period of 2020. The increase was primarily due to strong demand from new and existing programs in commercial broadband.

Our international operations are subject to the risks of doing business abroad. See Part I, Item 1A of our 2020 10-K for factors pertaining to our international sales, fluctuations in foreign currency exchange rates and a discussion of potential adverse effects in operating results associated with the risks of doing business abroad. During the third quarter of 2021 and 2020, 54% and 51%, respectively, of our sales were from international operations.

Gross Profit

Gross profit increased 15.7% to $53.7 million in the third quarter of 2021 from $46.4 million in the third quarter of 2020, and increased 15.6% to $143.8 million for the first nine months of 2021 from $124.4 million for the same period in 2020. Gross margin increased primarily due to higher revenues.

Selling, General and Administrative (SG&A) Expenses

SG&A increased to $34.4 million in the third quarter of 2021 from $29.7 million in the third quarter of 2020, and increased to $99.0 for the first nine months of 2021 from $89.8 for the same period of 2020. The increases were primarily due to higher variable compensation costs and U.S. medical expenses.

Amortization of Intangible Assets

Amortization of intangible assets was $1.6 million in the third quarter of 2021 and $2.4 million in the third quarter of 2020, and $4.8 million for the first nine months of 2021 compared to $7.1 million for the same period in 2020. The decreases were primarily due to an intangible asset becoming fully amortized in 2020.

Restructuring Charges and Other Costs

During the first nine months of 2021, we recognized $5.2 million of restructuring and other costs primarily due to expenses associated with announced site closures or exits, reduction in force and other restructuring activities primarily in the Americas. During the first nine months of 2020, we recognized $8.7 million of restructuring charges, primarily related to site closures and restructuring activities in certain facilities in the Americas and Asia. In addition, during the first nine months of 2021, we incurred $4.4 million in costs related to asset impairments in the Americas. During the first nine months of 2020, we incurred $5.7 million and $1.0 million in costs related to asset impairments in the Americas and Asia, respectively. See Note 12 to the condensed consolidated financial statements in Part I, Item 1 of this Report for additional information on our restructuring charges.

Ransomware Incident Related Costs, Net

During the fourth quarter ended December 31, 2019, ransomware incident related costs incurred totaled $12.7 million or $7.7 million, net of estimated insurance recoveries of $5.0 million. These costs were primarily comprised of certain employee related expenses and various third party consulting services, including forensic experts, legal counsel and other IT professional expenses. During the year ended December 31, 2020, we collected $6.6 million of insurance recoveries which include the $5.0 million of estimated insurance recoveries recorded in 2019 and an additional $1.6 million recorded in 2020. During the first nine months of 2021, we collected an additional $3.9 million of insurance recoveries. As of September 30, 2021, the Company has collected insurance recoveries totaling $10.5 million. No further insurance recoveries are expected.

Interest Expense

Interest expense was $6.2 million during both the first nine months of 2021 and 2020.

Interest Income

Interest income decreased to $0.5 million in the first nine months of 2021 from $1.0 million in the same period of 2020 due to lower invested cash equivalents and lower interest rates.

Income Tax Expense

Income tax expense of $6.0 million represented an 20.4% effective tax rate for the first nine months of 2021, compared with $1.6 million for the same period of 2020 representing an effective tax rate of 19.9%. The slightly higher effective tax rate in 2021 is the result of lower profits in 2020 and the effect of the expired Malaysia tax holiday as of April 1, 2021.

We have been granted certain tax incentives, including tax holidays, for our subsidiaries in Malaysia and Thailand that will expire or expired at various dates, unless extended or otherwise renegotiated, through March 31, 2021 in Malaysia and 2028 in Thailand. See Note 8 to the condensed consolidated financial statements in Part I, Item 1 of this Report.

Net Income

We reported a net income of $23.4 million, or $0.64 per diluted share, for the first nine months of 2021, compared with a net income of $6.4 million, or $0.17 per diluted share, for the same period in 2020. The net increase of $17 million in 2021 is primarily the result of items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our organic growth and operations through funds generated from operations and occasional borrowings under our Credit Agreement (as defined below). Cash and cash equivalents and restricted cash totaled $291.2 million at September 30,

2021 and $396.0 million at December 31, 2020, of which $185.2 million and $207.3 million, respectively, were held outside the U.S. in various foreign subsidiaries.

Cash used by operating activities was $1.3 million during the first nine months of 2021. The cash used by operations during 2021 consisted primarily of an $151.5 million increase in inventories, a $17.4 million increase in contract assets, a $9.1 million decrease in accrued liabilities, a $9.5 million increase in prepaids and other assets and a $2.3 million increase in accounts receivable, partially offset by $23.4 million of net income, $33.0 million of depreciation and amortization, a $114.5 million increase in accounts payable, and a $7.3 million increase in advance payments from customers. Working capital was $0.7 billion at both September 30, 2021 and December 31, 2020.

We primarily purchase components only after customer orders or forecasts are received, which mitigates, but does not eliminate, the risk of loss on inventories. Supplies of electronic components and other materials used in operations are subject to industry-wide shortages. In certain instances, suppliers may allocate available quantities to us. When shortages of these components and other material supplies used in operations have occurred, vendors have at times been unable to ship the quantities we need for production, forcing us to delay shipments, which can increase backorders and impact cash flows. In certain instances, we request and receive advance payments from customers as prepayments of inventory to meet working capital demands of a contract, offset inventory risks such as inventory purchased in advance of current needs and protect the Company from the failure of other parties to fulfill obligations under a contract. For example, as discussed above under “COVID-19 Pandemic Update,” we have been impacted by supply chain constraints, including shortages, longer lead times and increased transit times.

Cash used in investing activities was $32.1 million during the first nine months of 2021 primarily due to purchases of additional property, plant and equipment totaling $29.5 million. The purchases of property, plant and equipment were primarily for machinery and equipment in the Americas.

Cash used in financing activities was $66.9 million during the first nine months of 2021. Borrowings under the Credit Agreement were $30.0 million. Principal payments under the Credit Agreement and finance lease obligations totaled $35.6 million and $0.8 million, respectively, share repurchases totaled $40.2 million, dividends paid totaled $17.4 million, and we received $0.3 million from the exercise of stock options.

Under the terms of our $650.0 million credit agreement (Credit Agreement), in addition to a $150.0 million term loan facility, we have a $500.0 million five-year revolving credit facility to be used for general corporate purposes, both with a maturity date of July 20, 2023. The Credit Agreement includes an accordion feature pursuant to which total commitments under the facility may be increased by an additional $275.0 million, subject to satisfaction of certain conditions. As of September 30, 2021, we had $131.3 million in borrowings outstanding under the term loan facility, $3.9 million in letters of credit outstanding under our revolving credit facility, and $496.1 million remains available for future borrowings under the revolving credit facility, subject to compliance with financial covenants as to interest coverage and debt leverage, in addition to other debt covenant restrictions. See Note 5 to the condensed consolidated financial statements in Part I, Item 1 of this Report for more information regarding the terms of the Credit Agreement.

The Credit Agreement contains certain financial covenants related to interest coverage and debt leverage, and certain customary affirmative and negative covenants, including restrictions on our ability to incur additional debt and liens, pay dividends, repurchase shares, sell assets and merge or consolidate with other persons. Amounts due under the Credit Agreement could be accelerated upon specified events of default, including a failure to pay amounts due, breach of a covenant, material inaccuracy of a representation, or occurrence of bankruptcy or insolvency, subject, in some cases, to cure periods. As of September 30, 2021, we were in compliance with all of these covenants and restrictions.

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

As of September 30, 2021, we had cash and cash equivalents, including restricted cash, totaling $291.2 million and $496.1 million available for borrowings under the Credit Agreement, subject to compliance with financial covenants as to interest coverage and debt leverage, in addition to other debt covenant restrictions.

During the next 12 months, we believe our capital expenditures will approximate $50 million to $60 million, principally for machinery and equipment to help increase our production capacity to support anticipated revenue growth and our ongoing business around the globe.

On March 6, 2018, our Board of Directors approved an expanded stock repurchase program granting us the authority to repurchase up to $250 million in common stock in addition to the $100 million approved on December 7, 2015. On February 19, 2020 and October 26, 2018 , the Board of Directors authorized the repurchase of an additional $150 million and $100 million, respectively, of the Company's common stock. During the nine months ended September 30, 2021, we repurchased a total of 1.4 million common shares for an aggregate of $40.2 million at an average price of $26.53 per share. As of September 30, 2021, we had $164.0 million remaining under the share repurchase authorization to purchase additional shares. We are under no commitment or obligation to repurchase any particular amount of common stock.

The Company began declaring and paying quarterly dividends during the first quarter of 2018. In February 2020, the Board of Directors approved a quarterly dividend increase, raising the quarterly dividend from $0.15 to $0.16 per common share. In May 2021, the Board of Directors approved another quarterly dividend increase, raising the quarterly dividend from $0.16 to $0.165 per common share. During the first nine months of 2021 and 2020, cash dividends paid totaled $17.4 million and $17.2 million, respectively. On September 15, 2021, the Company declared a quarterly cash dividend of $0.165 per share of the Company’s common stock to shareholders of record as of September 30, 2021. The dividend of $5.8 million was paid on October 14, 2021. The Board of Directors currently intends to continue paying quarterly dividends. However, the Company’s future dividend policy is subject to the Company’s compliance with applicable law, and depends on, among other things, the Company’s results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in the Company’s debt agreements, and other factors that the Board of Directors may deem relevant, including the impact of the COVID-19 pandemic. Dividend payments are not mandatory or guaranteed; there can be no assurance that the Company will continue to pay a dividend in the future.

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

We transact business in various foreign countries and are subject to foreign currency fluctuation risks. We use natural hedging and forward contracts to economically hedge transactional exposure primarily associated with trade accounts receivable, other receivables, trade accounts payable, and lease liabilities that are denominated in a currency other than the functional currency of the respective operating entity. We do not use derivative financial instruments for speculative purposes. Certain forward currency exchange contracts in place as of September 30, 2021 have not been designated as accounting hedges and, therefore, changes in fair value are recorded within our condensed consolidated statements of income.

On July 30, 2021, the Company entered into forward currency exchange contracts designated as cash flow hedges of forecasted foreign currency expenses with a notional amount of $10.5 million as of September 30, 2021. Changes in the fair value of the derivatives are recorded in accumulated other comprehensive loss in the condensed consolidated balance sheets until earnings are affected by the variability of the cash flows. During the nine months ended September 30, 2021, the Company recorded an unrealized loss of $0.4 million on the forward currency exchange contracts in other comprehensive income.

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

We are also exposed to interest rate risk on borrowings under our Credit Agreement. As of September 30, 2021, we had $131.3 million outstanding on the floating rate term loan facility, and we have an interest rate swap agreement with a notional amount of $131.3 million. Under this swap agreement, we receive variable rate interest rate payments and pay fixed rate interest payments. The effect of this swap is to convert a portion our floating rate interest expense to fixed interest rate expense. The interest rate swap is designated as a cash flow hedge.

For additional information regarding our forward currency exchange contracts and interest rate swap agreement, see Note 15 to the condensed consolidated financial statements in Part I, Item 1 of this Report.

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

Shortages or price increases of components specified by our customers have resulted in delayed shipments and could adversely affect our profitability.

Substantially all of our sales are derived from manufacturing services in which we purchase components specified by our customers. In the past, supply shortages have substantially curtailed production of all assemblies using a particular component and industry-wide shortages of electronic components, particularly of memory and logic devices, have occurred. For example, in 2011, we experienced disruptions to our global supply chain due to the earthquake and tsunami in Japan, as well as floods in Thailand. More recently, the COVID-19 pandemic, as well as labor and supply disruptions, are causing global electronic component shortages and supply chain constraints. In some instances, such component shortages have caused delayed shipments, planning disruptions, extended lead times, and parts placed on allocation, limiting our ability to meet customer demand. Because of the continued increase in demand for surface mount components, we anticipate component shortages and longer lead times for certain components may continue. Also, we may bear the risk of component price increases that occur between periodic re-pricings of products during the term of a customer contract. Accordingly, certain component price increases could adversely affect our gross profit margins.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information for the quarter ended September 30, 2021 about the Company’s repurchases of its equity securities registered pursuant to Section 12 of the Exchange Act:

(d)
Maximum
Number (or
			(c)	Approximate
			Total Number of	Dollar Value)
			Shares (or Units)	of Shares (or
	(a)		Purchased as	Units) that
	Total Number of	(b)	Part of Publicly	May Yet Be Purchased
	Shares (or	Average Price	Announced	Under the
	Units)	Paid per Share	Plans or	Plans or
Period	Purchased(1)	(or Unit)(2)	Programs	Programs(3)
July 1 to 31, 2021	—	$—	—	$173.9 million
August 1 to 31, 2021	240,000	26.04	240,000	$167.6 million
September 1 to 30, 2021	132,000	27.42	132,000	$164.0 million
Total	372,000	$26.53	372,000

(1) All stock repurchases were made on the open market.

(2) Average price paid per share is calculated on a settlement basis and excludes commission.

(3) On October 30, 2018, the Company announced that the Board of Directors authorized the repurchase of $100 million of the Company’s common stock in addition to the $250 million previously announced on March 7, 2018. On February 24, 2020, the Company announced that the Board of Directors authorized the repurchase of an additional $150 million of the Company’s common stock. Net of shares repurchased to date, the total remaining authorization outstanding as of September 30, 2021 is $164.0 million. Stock purchases may be made in the open market, in privately negotiated transactions or block transactions, at the discretion of the Company’s management and as market conditions warrant. Purchases are funded from available cash and may be commenced, suspended or discontinued at any time without prior notice. Shares of stock repurchased under the program are retired.

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

(2) Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 4, 2021.

BENCHMARK ELECTRONICS, INC.

(Registrant)

By:	/s/ Jeffrey W. Benck
Jeffrey W. Benck
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Roop K. Lakkaraju
Roop K. Lakkaraju
Chief Financial Officer
(Principal Financial and Accounting Officer)