Form 10-K
period 2021-12-31
BENCHMARK ELECTRONICS INC
filed 2022-02-25
CIK 863436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2021

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

As of June 30, 2021, the number of outstanding common shares was 35,565,789. As of such date, the aggregate market value of the common shares held by non-affiliates, based on the closing price of the common shares on the New York Stock Exchange on such date, was approximately $1.0 billion.

As of February 23, 2022, there were 35,198,317 common shares of Benchmark Electronics, Inc., par value $0.10 per share, outstanding.

Documents Incorporated by Reference:

Portions of the registrant's Proxy Statement for the 2022 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2021, are incorporated herein by reference (Part III, Items 10-14 of this Annual Report on Form 10-K).

PART I

Item 1. Business.

This Annual Report on Form 10-K (Report) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts and may include words such as “anticipate,” “believe,” “intend,” “plan,” “project,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” “will,” “could,” “predict,” and similar expressions or the negative or other variations thereof. In particular, statements, express or implied, concerning the estimated financial impact of the COVID-19 (COVID) pandemic, the company’s anticipated plans and responses to the COVID pandemic, the company’s expectations relating to current supply chain and labor constraints, future operating results or margins, the ability to generate sales and income or cash flow, expected revenue mix, the company’s business strategy and strategic initiatives, the company’s repurchases of shares of its common stock and the company’s intentions concerning the payment of dividends, among others, are forward-looking statements. Although the company believes these statements are based on and derived from reasonable assumptions, they involve risks, uncertainties and assumptions that are beyond the company’s ability to control or predict, relating to operations, markets and the business environment generally, including those discussed under Part I, Item 1A of this Report and in any of the company’s subsequent reports filed with the Securities and Exchange Commission (SEC). In particular, these statements also depend on the duration, severity and evolution of the COVID pandemic and related risks, including the emergence and severity of its variants, the availability of vaccines and potential hesitancy to utilize them, government and other third-party responses to the crisis and the consequences for the global economy, the company’s business and the businesses of its suppliers and customers. Events relating to or resulting from the COVID pandemic, including the possibility of customer demand fluctuations, supply chain constraints, or the ability to utilize the company’s manufacturing facilities at sufficient levels to cover its fixed operating costs, may have resulting impacts on the company’s business, financial condition, results of operations, and the company’s ability (or inability) to execute on its plans to respond to the COVID pandemic. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes, including the future results of our operations, may vary materially from those indicated. Undue reliance should not be placed on any forward-looking statements. Forward-looking statements are not guarantees of performance. All forward-looking statements included in this document are based upon information available to the company as of the date of this document, and the company assumes no obligation to update.

Our fiscal year ends on December 31. Consequently, references to 2021 relate to the calendar year ended December 31, 2021; references to 2020 relate to the calendar year ended December 31, 2020, etc.

General

Benchmark Electronics, Inc. (Benchmark) is a Texas corporation that began operations in 1979 and is today a worldwide provider of innovative product design services, engineering services, technology solutions and advanced manufacturing services (both electronic manufacturing services (EMS) and precision technology services). In this Report, references to Benchmark, the Company or use of the words “we”, “our” and “us” include Benchmark’s subsidiaries unless otherwise noted.

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
•
Technology Solutions, which involve developing a library of building blocks or reference designs primarily in defense solutions, surveillance systems, radio frequency (RF) and high-speed design, and front-end managed connectivity data collection systems. We often merge these technology solutions with engineering services to provide turnkey product development from requirements through to volume production that we support with our manufacturing services. Our building blocks can be utilized across a variety of industries but we have significant capabilities in the A&D and the complex industrials markets. We have also developed differentiated capabilities in RF and high-speed design for both components and substrates. The need to reduce size, weight, and power (SWaP) to accommodate high frequency electronics communications is important to customers in the A&D, medical and next generation telecommunications markets.
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

Our Strategy

Our goal is to be the solutions provider of choice to leading OEMs that we believe offer the greatest potential for profitable growth. To meet this goal, we have implemented the following strategies:

•
Focus on More Complex Products for Customers. EMS providers serve a wide range of OEMs in different industries, offering scalable electronics assembly as a service. The product scope ranges from easy-to-assemble, low-cost, high-volume products targeted for the consumer market to complicated, state-of-the-art, mission-critical products. Higher-volume manufacturing customers in the more traditional markets of computing and telecommunications often compete on price with short product life cycles and require less value-add from EMS providers. We focus on lower-volume manufacturing customers in the A&D, medical, and industrial markets, which are often in highly regulated industries where they are increasingly outsourcing higher value-added services to their EMS providers to meet stringent regulatory and time-to-market requirements. In the traditional markets, we focus on customers with more complex requirements such as high-performance computing and next generation telecommunications. In the higher-value markets where outsourcing growth rates are increasing and product life cycles are longer, we focus on customers where there is a strong match between our capabilities and their needs. Our objective is to achieve annual sales from higher-value market customers around 80% of total revenue which may fluctuate from period-to-period based on the mix of revenue between sectors.
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
•
Technology Solutions. We are investing in building blocks and solutions such as secure defense turnkey design and reference platforms in avionics, ground vehicle electronics, munitions, and soldier platforms that require ruggedization for harsh environments and secure communications. We are developing advanced manufacturing capabilities and processes for RF microwave and photonics designs that utilize highly accurate micro-electronics and photonics equipment, complementing our engineering expertise in these areas. We are focused on the high frequency and SWaP requirements resulting from the challenges in the defense and telco 5G markets.

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

Precision Technology Services (Precision Machining and Complex Vertically Integrated Assemblies):

In addition to traditional EMS, we offer complex precision technology services including full electromechanical assembly and testing services. Benchmark Precision Technologies delivers critical tolerance to metal fabrication and assembly, building components, sub-assemblies, and full module assemblies for highly regulated industries, including semi-conductor capital equipment, aerospace & defense, medical, and complex industrials. Benchmark Precision Technologies’ capabilities go well beyond the typical machine shop in that they can design and engineer a prototype, transition it to an accelerated manufacturing protocol (AMP) center to prepare for full volume production, and then shift it to any of Benchmark’s global manufacturing facilities.

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

We employ enterprise resource planning (ERP) systems and lean manufacturing principles to manage procurement and manufacturing processes in an efficient and cost-effective manner so that, where possible, components arrive on a just-in-time, as-and-when-needed basis. Because we are a significant purchaser of electronic components and other raw materials, we are generally able to capitalize on the economies of scale associated with our relationships with suppliers to negotiate price discounts, obtain components and other raw materials that are in short supply, and return excess components. Utilizing our agility and expertise in supply chain management and our relationships with suppliers across the supply chain, we strive to help reduce our customers’ cost of goods sold and inventory exposure. However, due to the COVID pandemic, as well as global labor and supply disruptions, we continue to see component supply chain constraints across all commodity categories that are constraining our ability to produce the full demand forecasts we are receiving from customers.

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

The following table sets forth the percentages of our sales by sector for 2021, 2020 and 2019.

Higher-Value Markets	2021	2020	2019
Industrials	20%	18%	20%
A&D	15	21	19
Medical	20	24	20
Semi-Cap	26	18	12
	81%	81%	71%

Traditional Markets	2021	2020	2019
Computing	9%	8%	16%
Telecommunications	10	11	13
	19%	19%	29%
Total	100%	100%	100%

A substantial percentage of our sales are made to a small number of customers and the loss of a major customer, if not replaced, would adversely affect us. Sales to our ten largest customers represented 47%, 41% and 38% of our sales in 2021, 2020 and 2019, respectively. Sales to Applied Materials represented 16% and 12% of our total sales in 2021 and 2020, respectively. In 2019, no single customer represented 10% or more of our total sales.

Seasonality

Seasonality in our business has historically been driven by customer complexity and product mix, particularly the industries that our customers serve. Although we have historically experienced higher sales during the fourth quarter, this pattern does not repeat itself every year. In addition, we typically experience our lowest sales volume in the first quarter of each year.

Suppliers

We maintain a network of suppliers of components and other materials used in our operations. We procure components when a purchase order or forecast is received from a customer and occasionally utilize components or other materials for which a supplier is the single source of supply. If any of these single-source suppliers were unable to provide these materials, a shortage of components could temporarily interrupt our operations and lower our profits until an alternate component could be identified and qualified for use. For additional information, see “Risk Factors—Shortages or price increases of components specified by our customers have delayed and are expected to continue delaying shipments and may adversely affect our profitability” in Part I, Item 1A of this Report. Although we have experienced component shortages and longer lead times for various components, particularly with regard to supply disruptions due to COVID, we continually strive to reduce the impact of component shortages by working with customers to reschedule deliveries and with suppliers to provide the needed components using just-in-time inventory programs, or by purchasing components at slightly higher prices from distributors rather than directly from manufacturers. In addition, by developing long-term relationships with suppliers, we endeavor to minimize the effects of component shortages compared to manufacturers without such relationships. The goal of these procedures is to reduce our inventory risk. However, due to the COVID pandemic, as well as global labor and supply disruptions, we continue to see component supply chain constraints across all commodity categories that are constraining our ability to produce the full demand forecasts we are receiving from customers.

Competition

The services we provide are available from many independent sources as well as from the in-house manufacturing capabilities of current and potential customers. Our competitors include Celestica Inc., Flex Ltd., Jabil Inc., Plexus Corp and Sanmina Corporation. We believe that the principal competitive factors in our targeted markets are engineering solutions capabilities, product quality, flexibility, cost and timeliness in responding to design and schedule changes, reliability in meeting product delivery schedules, pricing, technological sophistication and geographic location.

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

Environmental, Social & Governance (ESG) & Sustainability

Benchmark continues to evolve and improve upon its ESG strategy and is implementing and managing long-term, strategic sustainability initiatives. The Nominating, Sustainability and Governance Committee of our Board of Directors is sponsoring this effort and in 2020, Benchmark established an ESG/Sustainability Council. The ESG/Sustainability Council is currently chaired by Stephen J. Beaver, SVP, General Counsel & Chief Legal Officer, who is a member of our senior executive leadership team and provides regular updates to the Nominating, Sustainability and Governance Committee on ESG initiatives and progress. The Council also includes a cross-functional team of leaders representing operations, human resources, supply chain, regulatory compliance, finance, marketing communications, investor relations, facilities and the legal department. The team performed an assessment in 2020 of ESG topics aligned with the Sustainability Accounting Standards Board (SASB) with the goal of developing future reporting that will include other frameworks such as the Global Reporting Initiative (GRI), United Nations Sustainable Development Goals (SDG) and the Task Force on Climate-Related Financial Disclosures (TCFD). We expect to publish and release our inaugural 2021 Sustainability Report at or around the time of the filing of our proxy statement for our 2022 Annual Meeting of Shareholders. Our most current sustainability information is posted on our website at https://www.bench.com/sustainability.

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
•
Benchmark has launched a number of global initiatives designed to reduce energy consumption in our facilities, including upgrades and or retrofits in LED and motion detector lighting, solar panels, cooling towers, compressed air and vacuum systems, and exhaust fans.

Care for Our People:

•
We believe in upholding the principle of human rights, worker safety and observing fair labor practices within our organization and our supply chain.
•
We embrace diverse viewpoints and perspectives, recognizing that greater inclusion fosters innovation and achieves better decision making and financial results. Thus, we are strengthening our diversity, equity and inclusion programs with a planned set of actions around organizational training, refreshed company values, and a revitalized recruitment strategy. For additional information, see "—Human Capital Management" below.
•
We are committed to ensuring that proper working conditions exist for the safety of our employees, such as the implementation of 6S lean management concepts (sort, set, shine, standardize, sustain, and safety) and visual management practices, developing, implementing and continuously improving our Occupational Health and Safety Management System, and providing appropriate education, reporting and controls.
•
We are committed to participating in the development of our surrounding communities and supporting diversity.
•
In the fall of 2019, a strategic customer presented a Benchmark operation with a “Supplier ESG Excellence Award” for their “participation, leadership and superiority during the Forced and Bonded Labor Prevention Program.”

Ethics & Corporate Responsibility:

•
We are committed to ensuring ethical organizational governance, promoting business ethics and integrity, and embracing diversity, equity and inclusion in the boardroom and throughout the organization.
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
•
To facilitate open and honest communication, in 2018 we upgraded our whistleblower Helpline to include global local phone numbers, together with language support, that allows reporters to “Speak Up!” in over 150 native languages. In addition, we added a web portal that allows online reporting of concerns, a place to ask questions, or quickly access ethics and compliance policies.
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
•
Benchmark also endorses EcoVadis, a provider of sustainability ratings, intelligence and collaborative performance improvement tools for global supply chains. The EcoVadis methodology evaluates criteria across four themes: environment, fair labor practices, ethics/fair business practices and supply chains. In 2021, Benchmark was again awarded the EcoVadis Silver Medal-Sustainability rating, placing it in the upper quartile of EcoVadis rated companies.
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
-
our suppliers to pass these requirements through to their supply chain and determine the source and chain of custody of specified minerals, including 3TG; and any suppliers not willing to comply with these requirements shall be reviewed by our global procurement team with regard to future business and sourcing declarations. This conflict minerals policy encourages our suppliers to respect and protect human rights throughout the world.

Human Capital Management

Our employees are an indispensable contributor to our success. Only an inspired community of talented employees enable us to realize our Company Vision to “positively impact lives by solving complex challenges with our customers, creating innovative products that no one imagined were possible.”

We believe we have a responsibility to foster the best possible work environment for everyone in our organization through sound ethical and organizational governance, by promoting business ethics and integrity, and by embracing equality, diversity and inclusion throughout our organization. For additional information, see “—Environmental, Social & Governance (ESG) & Sustainability—Ethics & Corporate Responsibility,” above.

Purpose and Culture

Benchmark focuses on delivering an engaging employee experience for our team members, creating a workplace where they can build the career of their dreams. Through encouragement, our desire is to have our team members unleash their full potential to drive industry leading business results, while making a lasting difference in the lives of others. We embrace diverse viewpoints and perspectives, recognizing that greater inclusion fosters innovation and improves decision-making and financial results. In 2021, the Company published a refreshed set of values that drive our culture. These values include:

•
We act with integrity by doing what we say we are going to do, exhibiting accountability, and building trust at all times.
•
We value inclusion by respecting diverse opinions to collaborate effectively.

•
We are committed to customers both internally and externally, with a dedication to excellence in every encounter.
•
We promote ingenuity by proactively attacking challenges, creating innovative solutions, and constantly learning to drive continuous improvement.
•
We genuinely care for each other, our customers, and our communities.

As mentioned above, we established an ESG/Sustainability Council in 2020 with Board oversight to drive the five tenets of our long-term ESG strategy: Environmental Responsibility, Our People, Our Community, Governance and Our COVID Response. Our commitment to ESG and these tenets is a strategic and operational imperative as we build a sustainable infrastructure across the Company. In partnership with our employees, we are committed to protecting the natural environment and our community through pollution prevention, conservation, responsible use and sustainable practices. Through our sustainability initiatives, we further engage our employees to ensure that our business practices support diversity, equity and inclusion to build an innovative workforce and to strive toward having our organization reflect the diversity of our customers and suppliers.

Our Human Capital and Compensation Committee is responsible for overseeing the Company’s human capital practices and management compensation philosophy, including the incentive compensation and equity-based plans for executives. Our Chief Human Resources Officer reports on important human capital management topics to this committee every quarter, including the Company’s all-important diversity, equity and inclusion initiatives.

Diversity, Equity and Inclusion

Benchmark’s Diversity, Equity and Inclusion (DEI) strategy is focused on creating a culture of belonging where team members can be their authentic selves and cultivate a workplace where everyone can succeed.

Our commitment to DEI starts at the top with the Company’s Board of Directors. In early 2021, the Board’s Nominating, Sustainability and Governance Committee committed to adding more diversity to our Board with the goal of adding continued female representation, as well as a racially and/or ethnically diverse member as we continue to evolve our Board structure. In June 2021, the Company welcomed Lynn Wentworth as our latest female director. In October 2021, Benchmark appointed a new independent director, Ramesh Gopalakrishnan, to fill a vacant board position. Mr. Gopalakrishnan is a native of India and brings diverse perspectives and thought leadership to the Board based on his significant global operational and strategy experience at several multinational companies. We will continue to keep diversity in mind as we refresh our Board in the future.

In January 2022, the senior executive team selected 16 Benchmark team members to serve on the Company’s inaugural Inclusion Council. The Inclusion Council, which includes our Chief Executive Officer and our Chief Human Resources Officer, meet regularly to discuss the Company’s role in DEI and provide advice to integrate, inform and shape the DEI strategy at Benchmark. Our aim is to ensure that the Company is a place where diverse thinking, experiences and ideas are encouraged, presented and celebrated in order to see the best ideas come to life. To advance these objectives, the Company increased the availability of training on topics such as anti-harassment, anti-discrimination and unconscious bias. The Company is also training our talent acquisition team and hiring managers on how to work to eliminate bias in the interview process. The Company also conducted a global engagement and inclusion survey in the fall of 2021 to elicit feedback from employees, and is developing action plans for continuous improvement in the areas of leadership, communication, culture, inclusion, growth and development. The Human Capital and Compensation Committee of our Board of Directors reviews these initiatives and results with our Chief Human Resources Officer quarterly to track progress on our DEI strategy.

Career Development

Benchmark is committed to developing a qualified and motivated workforce to power our continued innovation and growth. We provide opportunities for employees to gain the skills and knowledge they need to advance in the Company and fulfill their personal career goals.

We are on a journey to transform and modernize our talent management practices at Benchmark. In 2020, the Company began implementing a new Human Capital Management (HCM) system to establish a foundation and common database upon which the Company can centralize people-related data and standardize people management processes across the globe. The HCM system provides an operating framework to enable leaders to better hire talent and manage teams, including setting goals, performance evaluations, succession planning, and learning and development. The HCM system will also provide visibility for the Company to monitor employee retention rates, employee promotions and other data to help ensure that we focus on giving employees opportunities to advance within the Company. The Company also offers competency-based training on leadership and development through our online learning platform.

We offer competitive compensation and benefits packages that reflect the needs of our workforce. In the U.S., we offer medical, dental, and vision benefits, disability coverage, survivor benefits, and a wellness program. We also offer competitive retirement benefits including a 401(k) match program at 100% of eligible employee contributions up to 4%, as well as similar retirement financial tools in other countries in which we operate. In addition to base salary, Benchmark employees participate in a Quarterly Incentive Plan or Annual Incentive Plan that supports our organizational philosophy of allowing employees to share in the Company’s performance and success. These plans align employee efforts to achieve the Company’s strategic objectives through cash bonus payouts based primarily on performance results achieved against plan performance measures. Our executive compensation program is designed to attract, retain, and reward performance and align incentives with achievement of the Company’s strategic plan and both short- and long-term operating objectives. In accordance with our compensation philosophy established by the Human Capital and Compensation Committee and the Board, we believe our executive pay is well-aligned with performance, creating a positive relationship between our operational performance and shareholder returns. Benchmark utilizes equity grants as part of at-risk incentive compensation for Named Executive Officers using a combination of performance-based restricted stock units and time-based restricted stock units to align their compensation with the creation of shareholder value.

Our Chief Human Resources Officer, and other key leaders in our organization, update the Human Capital and Compensation Committee on our strategy for talent development and retention, including succession planning for key positions in the Company.

Health and Safety

The safety of our employees is also of paramount concern to us. We are committed to ensuring that proper working conditions exist for the safety of our employees, such as the implementation of 6S and visual management practices, developing, implementing and continuously improving our Occupational Health and Safety Management System, and providing appropriate education, reporting and controls. We engage our employees to participate in decision-making as part of our Occupational Health and Safety Management System to ensure that we are developing, implementing and continuously improving our health and safety ecosystem and performance to prevent injury and illness. From the onset of the COVID pandemic, we established a COVID Task Force, a cross-functional advisory team of Company leaders committed to promoting the health and safety of our employees in accordance with Centers for Disease Control and Prevention (CDC) guidelines and ensuring that our employees’ safety remains a constant focal point. The COVID Task Force has promulgated policies, procedures, protocols and guidelines relating to symptom awareness and contact tracing, remote work requirements, effective hygiene practices, travel restrictions, temperature screening, visitor protocols, social distancing, facial mask requirements, enhanced cleaning protocols and decontamination procedures.

As of December 31, 2021, we employed approximately 10,900 people, approximately 340 of whom were engaged in design and development engineering. None of our domestic employees are represented by a labor union. In certain international locations, our employees are represented by labor unions and by works councils. Some European countries also often have mandatory legal provisions regarding terms of employment, severance compensation and other conditions of employment that are more restrictive than U.S. laws. We have never experienced a strike or similar work stoppage, and we believe that our employee and labor relations are strong.

Segments and International Operations

We have manufacturing facilities in the Americas (United States and Mexico), Asia (China, Malaysia, Singapore and Thailand) and Europe (Netherlands and Romania) to serve our customers. Benchmark is operated and managed geographically, and management evaluates performance and allocates resources on a geographic basis. During 2021, 2020 and 2019, 55%, 52% and 47%, respectively, of our sales were from our international operations. See Note 8 and Note 13 to consolidated financial statements in Part II, Item 8 of this Report for segment and geographical information.

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

Operational Risks

Our business, financial condition and results of operations have been and are expected to continue to be adversely affected by the COVID pandemic, the extent of which is uncertain and difficult to predict. The widespread outbreak of any other health epidemics could also adversely affect our business, financial condition and results of operations.

Any outbreaks of contagious diseases and other adverse public health developments, particularly in countries where we operate, could have a material and adverse effect on our business, financial condition and results of operations. In late 2019, there was an outbreak of a new strain of coronavirus (COVID) first identified in Wuhan, Hubei Province, China, which has since spread globally. On March 11, 2020, the World Health Organization declared COVID a pandemic. Further, the COVID outbreak has resulted in government authorities around the world implementing numerous measures to try to reduce the spread of COVID, such as travel bans and restrictions, quarantines, “shelter-in-place,” “stay-at-home,” total lock-down orders, business limitations or shutdowns and similar orders. As a result, the COVID pandemic has negatively impacted the global economy, disrupted global supply chains and workforce participation, and created significant volatility and disruption of financial markets.

More recently, more contagious variants of COVID, such as the Delta and Omicron variants, have emerged and spread globally, which has caused some governments to reimplement various measures, or impose new restrictions, in an effort to lessen the spread of COVID and its variants.

Benchmark provides critical infrastructure products and essential services in each of our locations. However, as a result of the COVID pandemic, including the related responses from government authorities, the Company’s operations were impacted worldwide starting in the first quarter of 2020. For example, the Company’s facilities worldwide, to varying degrees, were affected in 2021 and 2020 by government enacted plant shut-downs, stay-at-home or shelter-in-place or similar restrictions, which resulted in reduced productivity levels throughout our facilities that negatively impacted our operations. Additionally, the Company has experienced a challenging supply chain environment and labor constraints in 2020, and 2021, which are expected to continue throughout 2022, as well as increased direct costs and under absorption of fixed costs, due to the COVID pandemic. For additional information see “—COVID Pandemic Update” in Part II, Item 7 of this Report.

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
•
further disruptions, slowdowns or stoppages in the supply chain for our products, in addition to higher costs;
•
limitations on employee resources and availability, including due to sickness, government restrictions, labor supply shortages, the desire of employees to avoid contact with large groups of people, mass transit disruptions or a shortage of available vaccinations;
•
greater difficulty in collecting customer receivables;
•
a continuation or worsening of general economic conditions, including increased inflation;
•
a fluctuation in foreign currency exchange rates or interest rates could result from market uncertainties;
•
an increase in the cost or the difficulty to obtain debt or equity financing could affect our financial condition or our ability to fund operations or future investment opportunities;
•
any breach of financial covenants contained in our credit agreement;
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

The spread of COVID has caused us to modify our business practices (including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, partners, and suppliers. There is no certainty that such measures will be enough to mitigate the risks posed by the virus, and our ability to perform critical functions could be harmed.

The emergence of the significantly more contagious Delta and Omicron variants of COVID and the prevalence of breakthrough cases of infection among fully vaccinated people adds additional uncertainty and could result in further impacts to our business and operations, including those discussed above.

Any of the foregoing could adversely affect our business, financial condition and results of operations. The potential effects of COVID may also impact many of our other risk factors discussed in this Report. The exact extent of the impact of the COVID pandemic on our business, financial condition and results of operations will depend on future developments, which are highly uncertain, continuously evolving and cannot be predicted, including, but not limited to, the duration and spread of the COVID pandemic and its severity; the emergence and severity of its variants, including the Delta and Omicron variants; the actions to contain the virus or treat its impact, including the availability and efficacy of vaccinations (particularly with respect to emerging strains of the virus) and the rate of inoculations; general economic factors, such as increased inflation; global supply chain constraints and shortages;

labor supply issues; and how quickly and to what extent normal economic and operating conditions can resume, which may not return fully to pre-pandemic levels.

Shortages or price increases of components specified by our customers have delayed and are expected to continue delaying shipments and may adversely affect our profitability.

Substantially all of our sales are derived from manufacturing services in which we purchase components specified by our customers. Currently, supply shortages for components and commodity categories used in manufacturing have resulted in industry-wide shortages of electronic components and have curtailed production of assemblies, primarily as a result of the ongoing COVID pandemic, including due to related labor and supply disruptions. In some instances, such component shortages have resulted in delayed shipments. Because of the continued increase in demand for surface mount components, we anticipate component shortages and longer lead times for certain components to occur. Also, we have and may continue to bear the risk of component price increases that occur between periodic re-pricings of products during the term of a customer contract. If shortages or delays in component products persist, the price of certain components may increase further, we may be exposed to quality issues, or the components may not be available at all. Further, we may not be able to secure enough components at reasonable prices or of acceptable quality to build products or provide services in a timely manner in the quantities needed or according to customer specifications. Accordingly, our business, cash flows, results of operations and financial condition could suffer if we lose time-sensitive sales, incur additional freight costs or are unable to pass on price increases to our customers due to such component shortages or delays.

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
•
medical devices; and
•
semi-cap equipment.

These markets are subject to rapid technological change, vigorous competition, short product life cycles and consequent product obsolescence. When our customers are adversely affected by these factors, we may be similarly affected. For example, the declines in demand in the aerospace market in 2020 and 2021 had a significant impact on us for those fiscal years.

The loss of a major customer would adversely affect us.

A substantial percentage of our sales are made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. Further, developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on us. Sales to our ten largest customers represented 47%, 41% and 38% of our sales in 2021, 2020 and 2019, respectively.

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

During 2021, 2020 and 2019, 55%, 52% and 47%, respectively, of our sales were from our international operations. These international operations are subject to a number of risks, including:

•
public health crises, such as the COVID pandemic, which can result in varying impacts to our business, employees, customers, suppliers, vendors and partners internationally as discussed elsewhere in this “Risk Factors” section;
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

Changes made that impact the way we operate internally could have a negative impact on us and reduce the demand for our foreign manufacturing facilities. Moreover, any regulatory actions by other countries where we operate could also negatively impact our financial performance. In addition, changes in policies by the U.S. or other governments could negatively affect our operating results due to trade wars, changes in duties, tariffs or taxes, currency exchange rate fluctuations, or limitations on currency or fund transfers, as well as government-imposed restrictions on producing certain products in, or shipping them to, specific countries. Also, our current facilities in Mexico operate under the Mexican Maquiladora (IMMEX) program. This program provides for reduced tariffs and eased import regulations. We could be adversely affected by changes in the IMMEX program or our failure to comply with its requirements. Additionally, increasing tariffs and other trade protection measures between the U.S. and China may affect the cost of our products originating in China as well as the demand for our products manufactured in China in the event our customers reduce operations in China as a result of such tariffs or trade protection measures. These actions could also affect the cost and/or availability of components that we procure from suppliers in China.

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

Some of our facilities are located in areas that may be impacted by hurricanes, earthquakes, water shortages, tsunamis, floods, typhoons, fires, extreme weather conditions and other natural or manmade disasters. For example, our facilities in Thailand experienced extensive flooding in 2011. Our insurance coverage for natural disasters is limited and is subject to deductibles and coverage limits. This coverage may not be adequate or may not continue to be available at commercially reasonable rates and terms. See “—Operational Risks—We bear the risk of uninsured losses.”

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

We bear the risk of uninsured losses.

As a result of extensive 2011 flooding in Thailand, we have been unable to obtain cost-effective flood insurance to adequately cover assets at our facilities in Thailand. We continue to monitor the insurance market in Thailand; however, we have made physical alterations to help mitigate a similar natural disaster. We maintain insurance on all our properties and operations for risks and in amounts customary in the industry. While such insurance includes general liability, property & casualty, cybersecurity and directors & officers liability coverage, not all losses are insured, and we retain certain risks of loss through deductibles, limits and self-retentions. In the event we experience a significant uninsured loss, it could have a material adverse effect on our business, financial condition and results of operations.

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

We face risks arising from the restructuring of our operations.

Over the past several years, we have undertaken initiatives to restructure our business operations with the intention of improving utilization and realizing cost savings. These initiatives have included changing the number and location of our production facilities, largely to align our capacity and infrastructure with current and anticipated customer demand. The process of restructuring entails, among other activities, moving production between facilities, transferring programs from higher cost geographies to lower cost geographies, closing facilities, reducing the level of staff, realigning our business processes and reorganizing our management.

Restructurings could adversely affect us, including a decrease in employee morale, delays encountered in finalizing the scope of, and implementing, the restructurings, failure to achieve targeted cost savings, and failure to meet operational targets and customer requirements due to the restructuring process. These risks are further complicated by our extensive international operations, which subject us to different legal and regulatory requirements that govern the extent and speed of our ability to reduce our manufacturing capacity and workforce.

Industry Risks

We operate in a highly competitive industry; if we are not able to compete effectively in the EMS industry, our business could be adversely affected.

We compete against many providers of electronics manufacturing services. Some of our competitors have substantially greater financial, manufacturing or marketing resources than we do and have more geographically diversified international operations than we do. Our competitors include Celestica Inc., Flex Ltd., Jabil Inc., Plexus Corp and Sanmina Corporation. In addition, we may in the future encounter competition from other large electronic manufacturers that are selling, or may begin to sell, electronics manufacturing services.

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

Based on current and future tax policy in Washington D.C., our effective tax rates and overall cash taxes may change in the future and could have an impact on our financial results.

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

We routinely monitor our systems for cyber threats and have processes in place to detect and remediate vulnerabilities. Nevertheless, we have experienced cyberattacks and attempted breaches, including phishing emails and other targeted attacks. In the fourth quarter of fiscal 2019, a ransomware incident encrypted information on our systems and disrupted customer and employee access to our systems and services, which resulted in the Company incurring costs relating to this event, including to retain third party consultants and forensic experts to assist with the restoration and remediation of systems and, with the assistance of law enforcement, to investigate the attack, as well as increased expenditures for our information technology (IT) infrastructure, systems and network. This ransomware incident also adversely affected our operations and the Company’s fourth quarter 2019 revenue. See Note 18 to the consolidated financial statements in Part II, Item 8 of this Report for additional information.

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

As of December 31, 2021, our total outstanding debt (excluding unamortized debt issuance costs and finance leases) was $131.3 million, all of which represented borrowings under our term loan facility (the Term Loan). Our level of indebtedness could have important consequences. For example, it could:

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

We have recorded intangible assets, including goodwill, in connection with business acquisitions. We are required to assess goodwill and intangible assets for impairment at least on an annual basis and whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. A significant and sustained decline in our market capitalization could result in material charges in future periods that could be adverse to our operating results and financial position. As of December 31, 2021, we had $192.1 million in goodwill and $64.2 million of identifiable intangible assets. See Note 1(i) to the consolidated financial statements in Part II, Item 8 of this Report.

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

The elimination of LIBOR could adversely affect our business, results of operations or financial condition. Borrowings under our credit facilities use LIBOR as a benchmark for establishing the applicable interest rate. The UK’s Financial Conduct Authority announced that sometime after 2021 it would no longer persuade or compel panel banks to submit the rates required to calculate LIBOR. The consequences of these developments with respect to LIBOR cannot be entirely predicted but could result in an increase in the cost of our variable rate indebtedness causing a negative impact on our financial position, liquidity and results of operations. Specifically, the use of an alternative reference rate could result in increased costs, including increased interest expense on our borrowings, and increased borrowing costs in the future. Management continues to evaluate the LIBOR exposure risks.

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
•
changes in cost and availability of labor and components, including due to recent labor and supply constraints;
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

Uncertainty over the erosion of global consumer confidence, geopolitical events, global pandemics, such as COVID, the availability and cost of credit, concerns about volatile energy costs, declining asset values, inflation, rising unemployment, and the stability and solvency of financial institutions, financial markets, businesses, and sovereign nations can slow global economic growth and result in recessionary conditions. Any of these potential negative economic conditions may reduce demand for our customers’ products and adversely affect our sales. Consequently, our past operating results, earnings and cash flows may not be indicative of our future operating results, earnings and cash flows.

In addition to our customers or potential customers reducing or delaying orders, a number of other negative effects on our business could materialize, including the insolvency of key suppliers, which could result in production delays, shorter payment terms from suppliers due to reduced availability of credit default insurance in the market, the inability of customers to obtain credit, continued supply chain constraints and the insolvency of one or more customers. Any of these effects could impact our ability to effectively manage inventory levels and collect receivables, increase our need for cash, and decrease our net revenue and profitability.

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

The acquisition, integration and operation of acquired businesses may disrupt our business and create additional expenses, and we may not achieve the anticipated benefits of the acquisitions.

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
•
diversion of management’s attention from other ongoing business concerns; and
•
inadequate internal control over financial reporting and our ability to bring such controls into compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 in a timely manner.

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

Our principal manufacturing facilities consist of 1.9 million square feet in facilities that we own, with the remaining 1.9 million square feet in leased facilities whose terms expire between 2022 and 2036. We currently lease our corporate headquarters in Tempe, Arizona. This lease consists of approximately 64,000 square feet. We lease other facilities with a total of 22,000 square feet dedicated to engineering, sales and procurement services.

Item 3. Legal Proceedings.

We are involved in various legal actions arising in the ordinary course of business. Information about our legal proceedings is included in Note 16 to the consolidated financial statements in Part II, Item 8 of this Report and is incorporated by reference herein. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common shares are listed on the New York Stock Exchange under the symbol “BHE.”

The last reported sale price of our common shares on February 23, 2022, as reported by the New York Stock Exchange, was $25.60. There were approximately 500 record holders of our common shares as of February 23, 2022. Because many of our common shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Dividends

We began declaring and paying quarterly dividends of $0.15 per share during the first quarter of 2018. In the first quarter of 2020, we increased the quarterly dividend from $0.15 to $0.16 per share and in the second quarter of 2021, we increased the quarterly dividend from $0.16 to $0.165 per share. During 2021, cash dividends paid totaled $23.3 million. The Board of Directors currently intends to continue paying quarterly dividends. However, the Company’s future dividend policy is subject to its compliance with applicable law, and depending on, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in the our debt agreements, and other factors that the Board of Directors may deem relevant, including the impact of the COVID pandemic. Dividend payments are not mandatory or guaranteed; there can be no assurance that we will continue to pay a dividend in the future.

Issuer Purchases of Equity Securities

The following table provides information about the Company’s repurchase of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the quarter ending December 31, 2021.

(d)
Maximum
Number (or
			(c)	Approximate
			Total Number of	Dollar Value)
			Shares (or Units)	of Shares (or
	(a)		Purchased as	Units) that
	Total Number of	(b)	Part of Publicly	May Yet Be Purchased
	Shares (or	Average Price	Announced	Under the
	Units)	Paid per Share	Plans or	Plans or
Period	Purchased	(or Unit)	Programs	Programs(1)
October 1 to 31, 2021	—	$—	—	$164.0 million
November 1 to 30, 2021	—	—	—	$164.0 million
December 1 to 31, 2021	—	—	—	$164.0 million
Total	—	$—	—

(1)On October 30, 2018, the Company announced that the Board of Directors authorized the repurchase of $100 million of the Company’s common stock in addition to the $250 million previously announced on March 7, 2018. On February 24, 2020, the Company announced that the Board of Directors authorized the repurchase of an additional $150 million of the Company’s common stock. Net of shares repurchased to date, the total remaining authorization as of December 31, 2021 is $164.0 million. Stock purchases may be made in the open market, in privately negotiated transactions or block transactions, at the discretion of the Company’s management and as market conditions warrant. Purchases are funded from available cash and may be commenced, suspended or discontinued at any time without prior notice. Shares of stock repurchased under the program are retired.

During 2021, the Company repurchased a total of 1.4 million common shares for an aggregate of $40.2 million at an average price of $29.11 per share. Since 2017, the Company has repurchased a total of 16.3 million common shares for an aggregate of $428.5 million at an average price of $26.35 per share.

Performance Graph

The following graph compares the cumulative total shareholder return on our common shares for the five‑year period commencing December 31, 2016 and ending December 31, 2021, with the cumulative total return of the Standard & Poor’s 500 Stock Index (which does not include Benchmark), and the Peer Group Index, which is composed of Celestica Inc., Flex Ltd., Jabil Inc., Plexus Corp and Sanmina Corporation. The graph assumes that $100 was invested on December 31, 2016 in our common shares and in each of the two indices, and that dividends, if any, were reinvested.

$240.00
$180.00
$120.00
$60.00
$—
DEC-16
DEC-17
DEC-18
DEC-19
DEC-20
DEC-21
Benchmark Electronics, Inc.
Peer Group
S&P 500

	Dec-16	Dec-17	Dec-18	Dec-19	Dec-20	Dec-21
Benchmark Electronics, Inc.	$100.00	$95.40	$69.00	$112.70	$88.60	$88.90
Peer Group	$100.00	$112.60	$71.60	$111.80	$128.90	$165.40
S&P 500	$100.00	$119.40	$111.00	$144.30	$167.80	$212.90

Item 6. [Reserved]

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

For further discussion and analysis regarding our financial condition and results of operations for the year ended December 31, 2020 as compared to the year ended December 31, 2019, refer to Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on March 1, 2021.

COVID Pandemic Update

In late 2019, there was an outbreak of a new strain of coronavirus (COVID) first identified in Wuhan, Hubei Province, China, which has since spread globally. On March 11, 2020, the World Health Organization declared COVID a pandemic. Further, the COVID outbreak has resulted in government authorities around the world implementing numerous measures to try to reduce the spread of COVID, such as travel bans and restrictions, quarantines, “shelter-in-place,” “stay-at-home,” and total lock-down orders, business limitations or shutdowns and similar orders. As a result, the COVID pandemic has negatively impacted the global economy, disrupted global supply chains and workforce participation, and created significant volatility and disruption of financial markets. In an effort to first and foremost protect the health and safety of our employees, we continue to take proactive action to adopt social distancing policies at our locations globally, including working from home for certain employees, limiting the number of employees attending meetings, reducing the number of people in our locations at any one time, and significantly limiting employee travel. More recently, more contagious variants of COVID (the Delta and Omicron variants) have emerged and spread globally, which has caused some governments to reimplement various measures, or impose new restrictions, in an effort to lessen the spread of COVID and its variants. It is unclear at this point the full impact the Delta and Omicron variants will have on the global economy and on our Company.

As a result of the COVID pandemic, our revenue during 2020 and 2021 was negatively impacted primarily as a result of operational inefficiencies relating to reduced productivity levels throughout our facilities and supply chain constraints, which affected our ability to support customer demand. Additionally, the COVID pandemic negatively impacted our 2020 and 2021 results due to increased direct costs associated with labor expenses and personal protective equipment for our employees, as well as under absorption of fixed costs.

Benchmark provides critical infrastructure products and essential services in each of our locations, which has allowed us to continue to operate. The COVID pandemic continues to affect the Company’s operations into 2022. End market demand continues to grow as more customers recover from the pandemic. However, we continue to see component supply chain constraints across all commodity categories which are constraining our ability to produce the full demand forecasts we are receiving from customers. See "2021 Overview" below and "Risk Factors-Shortages or price increases of components specified by our customers have delayed and are expected to continue delaying shipments and may adversely affect our profitability" in Part II, Item 1A of this Report for additional information.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in the United States in response to the COVID pandemic. The CARES Act among other things, permits net operating loss carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021, and contains modifications on the limitation of business interest for tax years beginning in 2019 and 2020. The Company evaluated the impact of these provisions and determined these provisions did not have any impact on the year ended December 31, 2021 and 2020. In addition, the CARES Act allows for employee retention tax credits to be taken in U.S. payroll tax filings and allows for the deferral of the employer portion of social security taxes with 50% to be paid at the end of calendar years 2021 and 2022, respectively. Accordingly, the Company deferred the payment of the employer portion of social security taxes for the year ended December 31, 2020 until the end of 2021 and 2022, respectively. During December 2021, the Company paid approximately 50% of the social security taxes previously deferred. The Company has also determined it was entitled to employee retention credits and filed for the credits in the second quarter 2020 payroll tax reports pursuant to the guidance provided by the Internal Revenue Service. The amount of credits has been recorded in operating expenses for the year ended December 31, 2020. The Company has determined that it is not eligible for employee retention tax credits as of December 31, 2021, and the deferral of the employer portion of social security taxes is not available for 2021. We have not received the retention credits from the Internal Revenue Service that we applied for during second quarter of 2020. The Internal Revenue Service has had some delays in processing the filings for the tax refunds.

We continue to monitor the evolving situation and guidance from international and domestic authorities, including federal, state and local public health authorities, and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our operating plan. As such, the exact extent of the impact of the COVID pandemic on our business, financial condition and results of operations, is currently unknown and will depend on future developments, which are highly uncertain, continuously evolving and cannot be predicted. This includes, but is not limited to, the duration and spread of the COVID pandemic and its severity; the emergence and severity of its variants, including the Delta and Omicron variants; the actions to contain the virus or treat its impact, including the availability and efficacy of vaccinations (particularly with respect to emerging strains of the virus) and the rate of inoculations; general economic factors, such as increased inflation; global supply chain constraints and shortages; labor supply issues; and how quickly and to what extent normal economic and operating conditions can resume, which may not return fully to pre-pandemic levels.

Accordingly, our current results and financial condition discussed herein may not be indicative of future operating results and trends. See “Risk Factors” in Part I, Item 1A of this Report for additional risks we face due to the COVID pandemic.

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

During the year ended December 31, 2020, the Company collected $6.6 million of insurance recoveries which include the $5.0 million of estimated insurance recoveries recorded in 2019 and an additional $1.6 million recorded in 2020. During the year ended December 31, 2021, the Company collected an additional $3.9 million of insurance recoveries. As of December 31, 2021, the Company has collected insurance recoveries totaling $10.5 million. No further insurance recoveries are expected.

2021 OVERVIEW

Sales for 2021 were $2.3 billion, a 10% increase from sales of $2.1 billion in 2020. During 2021, sales to customers in our various industry sectors fluctuated from 2020 as follows:

•
Industrials increased by 15%,
•
A&D decreased by 10%
•
Medical decreased by 7%,
•
Semi-cap increased by 49%,
•
Computing increased by 16%, and
•
Telecommunications increased by 8%.

The overall revenue increase was due primarily to higher overall demand from both our Higher-value and Traditional markets (as discussed below). Higher-value market revenues were up 10% year-over-year from strength in the Semi-Cap and Industrials sectors. Traditional market revenues were up 12% year-over-year from strength in both Computing and Telecommunications sectors.

Our sales depend on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, the availability of electronic component supply, or the failure of a major customer to pay for components or services, including in each case as a result of the COVID pandemic, have adversely affected us. A substantial percentage of our sales are made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. Sales to our ten largest customers represented 47% and 41% of our total sales in 2021 and 2020, respectively. Sales to Applied Materials represented 16% and 12% of our total sales in 2021 and 2020, respectively. Due to the COVID pandemic, as well as global labor and supply disruptions, we continue to see component supply chain constraints across all commodity categories that are constraining our ability to produce the full demand forecasts we are receiving from customers. Lead times continue to extend, and more components are being placed on allocation by suppliers. Additionally, there continues to be an increase in pushouts of previously committed component orders and tighter allocation and timing restrictions across the component suppliers. These last-minute allocations created inefficiencies in our operations and contributed to the sequential increase in inventory.

We experience fluctuations in gross profit from period to period. Different programs contribute different gross profits depending on the type of services involved, location of production, size of the program, complexity of the product and level of material costs associated with the various products. Moreover, new programs can contribute relatively less to our gross profit in their early stages when manufacturing volumes are usually lower, resulting in inefficiencies and unabsorbed manufacturing overhead costs. In addition, a number of our new program ramps remain subject to competitive constraints that can exert downward pressure on our margins. During periods of low production volume, we generally have unabsorbed manufacturing overhead costs and reduced gross profit. Gross profit can also be impacted by other situations, such as COVID and supply chain constraints.

We have undertaken initiatives to restructure our business operations with the intention of improving utilization and reducing costs. During 2021, we recognized $9.3 million of restructuring and other costs due in part to expenses associated with various site closures and restructuring activities. In addition, we incurred $4.4 million in costs related to asset impairments in the Americas.

RESULTS OF OPERATIONS

The following table presents the percentage relationship that certain items in our consolidated statements of income bear to sales for the periods indicated. The financial information and the discussion below should be read in conjunction with the consolidated financial statements and Notes thereto in Part II, Item 8 of this Report.

	Year Ended December 31,
	2021	2020	2019
Sales	100.0%	100.0%	100.0%
Cost of sales	90.9	91.5	91.8
Gross profit	9.1	8.5	8.2
Selling, general and administrative expenses	6.1	6.0	5.6
Amortization of intangible assets	0.3	0.4	0.4
Restructuring charges and other costs	0.6	1.0	0.6
Ransomware related incident costs (recovery), net	(0.2)	(0.1)	0.3
Income from operations	2.4	1.2	1.3
Other expense, net	(0.3)	(0.4)	(0.1)
Income before income taxes	2.0	0.8	1.2
Income tax expense	0.4	0.2	0.2
Net income	1.6%	0.7%	1.0%

2021 Compared With 2020

Sales

As noted above, sales increased 10% in 2021. The percentages of our sales by sector were as follows:

	2021	2020
Higher-Value Markets
Industrials	20%	18%
A&D	15	21
Medical	20	24
Semi-Cap	26	18
	81	81
Traditional Markets
Computing	9	8
Telecommunications	10	11
	19	19
Total	100%	100%

Industrials. 2021 sales increased 15% to $428.4 million from $373.1 million in 2020. The increase was primarily due to continued demand improvements from oil & gas, building infrastructure, and commercial transportation programs.

Aerospace and Defense. 2021 sales decreased 10% to $381.7 million from $423.6 million in 2020 primarily due to program transitions and lower demand in our commercial aerospace programs which have yet to recover to pre-pandemic levels.

Medical. 2021 sales decreased 7% to $461.8 million from $498.5 million in 2020 primarily due to the slower ramp in new medical programs, the impact of supply chain constraints which limited revenue growth and lower demand for elective surgery products in the first half of 2021. While demand improved in the second half, component availability continued to limit our ability to fulfill all demand from our medical customers.

Semiconductor Capital Equipment. 2021 sales increased 49% to $549.3 million from $369.0 million in 2020. The increase was primarily due to higher demand across our customer base in the front-end semiconductor capital equipment space where we provide differentiated engineering design, precision machining services, and complex system assembly.

Computing. 2021 sales increased 16% to $199.4 million from $171.3. million in 2020. The increase was primarily due to the planned ramp of high-performance computing programs.

Telecommunications. 2021 sales increased 8% to $234.6 million from $217.7 million in 2020. The increase was primarily due to demand improvement for satellite programs and new broadband ramps.

Our international operations are subject to the risks of doing business abroad. See Item 1A for factors pertaining to international sales, fluctuations in foreign currency exchange rates and a discussion of potential adverse effects in operating results associated with the risks of doing business abroad. During 2021 and 2020, 55% and 52%, respectively, of our sales were from international operations.

Gross Profit

Gross profit increased 17.7% to $205.9 million in 2021 from $175.0 million in 2020. Similarly, gross profit margin increased to 9.1% in 2021 from 8.5% in 2020. Both due primarily to higher revenues, mix of revenues and improved utilization.

Selling, General and Administrative (SG&A) Expenses

SG&A increased to $136.7 million in 2021 from $122.2 million in 2020. The increase was primarily due to the increase in variable compensation, medical expenses, and continued IT infrastructure investments along with reinstatement of some benefits in 2021 such as the 401(k) match that was temporarily suspended as a cost saving measure in 2020 due to COVID. During 2021 and 2020, the provisions to accounts receivable for doubtful accounts (net of recoveries) were $0.0 million and $2.2 million, respectively.

Amortization of Intangible Assets

Amortization of intangible assets was $6.4 million in 2021 and $9.1 million in 2020. The decrease was primarily due to an intangible asset becoming fully amortized in 2020.

Restructuring Charges and Other Costs

During 2021, we recognized $9.3 million of restructuring and other costs due primarily to expenses associated with announced site closures, reduction in force and other restructuring activities. In addition, we incurred $4.4 million in costs related to asset impairments in the Americas that were the result of restructuring activities. During 2020, we recognized $13.2 million of restructuring and other costs due primarily to expenses associated with announced site closures, reduction in force and other restructuring activities. In addition, we incurred $5.7 million in charges and $1.0 million in costs related to asset impairments in the Americas and Asia, respectively. See Note 17 to the consolidated financial statements in Part II, Item 8 of this Report for additional information on our restructuring charges.

Ransomware Incident Related Costs, Net

During the fourth quarter ended December 31, 2019, ransomware incident related costs incurred totaled $12.7 million or $7.7 million, net of estimated insurance recoveries of $5.0 million. These costs were primarily comprised of certain employee related expenses and various third-party consulting services, including forensic experts, legal counsel and other IT professional expenses. During the year ended December 31, 2020, we collected $6.6 million of insurance recoveries which include the $5.0 million of estimated insurance recoveries recorded in 2019 and an additional $1.6 million recorded in 2020. During the year ended December 31, 2021, we collected an additional $3.9 million of insurance recoveries. As of December 31, 2021, the Company has collected insurance recoveries totaling $10.5 million. No further insurance recoveries are expected.

Interest Expense

Interest expense remained essentially flat at $8.5 million in 2021 from $8.4 million in 2020.

Interest Income

Interest income decreased to $0.5 million in 2021 from $1.2 million in 2020 due to lower invested cash equivalents and lower interest rates.

Income Tax Expense

Income tax expense of $9.6 million in 2021 represented an 21.2% effective tax rate for 2021, compared with $3.2 million for 2020 representing an effective tax rate of 18.3%. The higher effective tax rate in 2021 is the result of the mix of profits in our foreign and U.S. jurisdictions with a higher amount of foreign earnings being taxed in the U.S. from the global intangible low-tax income calculation method under the U.S. Tax Cuts and Jobs Act (U.S. Tax Reform).

The Company has been granted certain tax incentives, including tax holidays, for its subsidiaries in China, Malaysia, and Thailand that expire at various dates, unless extended or otherwise renegotiated and are subject to certain conditions with which the Company expects to comply. The expiration dates of these tax incentives are as follows: 2023 in China and 2028 in Thailand. The Malaysia tax incentive expired as of March 31, 2021, but the Company has applied for an extension of the Malaysia tax holiday in 2022 which will extend the tax holiday for another five years until 2026. See Note 8 to the consolidated financial statements in Part II, Item 8 of this Report.

Net Income

We reported a net income of $35.8 million, or $0.99 per diluted share for 2021, compared with a net income of $14.1 million, or $0.38 per diluted share, for 2020. The net increase of $21.7 million in 2021 is primarily the result of items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our organic growth and operations through funds generated from operations and occasional borrowings under our Amended and Restated Credit Agreement (as defined below). Cash and cash equivalents and restricted cash totaled $271.7 million at December 31, 2021 and $396 million at December 31, 2020. During 2021 and 2020, we repatriated $35 million and $25 million, respectively, of foreign earnings to the U.S.

Cash used in operating activities was $2.6 million in 2021. The cash used in operations during 2021 consisted primarily of $35.8 million of net income, adjusted for $44.2 million of depreciation and amortization, a $140.0 million increase in accounts payable, and a $34.0 million increase in advance payments from customers, primarily offset by a $47.0 million increase in accounts receivable due to higher sales and a $197.9 million increase in inventories in support of meeting customer demand. Working capital was $0.7 billion at both December 31, 2021 and December 31, 2020.

We primarily purchase components only after customer orders or forecasts are received, which mitigates, but does not eliminate, the risk of loss on inventories. Supplies of electronic components and other materials used in operations are subject to industry-wide shortages. In certain instances, suppliers may allocate available quantities to us. When shortages of these components and other material supplies used in operations have occurred, vendors have at times been unable to ship the quantities we need for production, forcing us to delay shipments, which can increase backorders and impact cash flows. In certain instances, we request and receive advance payments from customers as prepayments of inventory to meet working capital demands of a contract, offset inventory risks such as inventory purchased in advance of current needs and protect the Company from the failure of other parties to fulfill obligations under a contract. For example, as discussed above under “COVID Pandemic Update,” we have been impacted by supply chain constraints, including shortages, longer lead times and increased transit times.

Cash used in investing activities was $41.9 million in 2021 primarily due to purchases of additional property, plant and equipment totaling $38.8 million. The purchases of property, plant and equipment were primarily for machinery and equipment in the Americas and Asia.

Cash used in financing activities was $74.0 million in 2021. Principal payments on our credit agreement and finance lease obligations totaled $155.6 million and $0.9 million, respectively, borrowings under the credit agreement totaled $150.0 million, share repurchases totaled $40.2 million, dividends paid totaled $23.3 million, and we received $0.3 million from the exercise of stock options.

On December 21, 2021, the Company amended and restated the Company's prior $650 million credit agreement by entering into a $381 million amended and restated credit agreement (the Amended and Restated Credit Agreement). Under the terms of the Amended and Restated Credit Agreement, in addition to the $131.3 million Term Loan facility, we have a $250.0 million five-year revolving credit facility to be used for general corporate purposes, both with a maturity date of December 21, 2026. The Amended and Restated Credit Agreement includes an accordion feature pursuant to which the Company is permitted to add one or more incremental term loans and/or increase commitments under the revolving credit facility in an aggregate amount not exceeding $100 million, subject to the satisfaction of certain conditions and exceptions. As of December 31, 2021, we had $131.3 million in borrowings outstanding under the Term Loan facility and $3.9 million in letters of credit outstanding under our revolving credit facility. $246.1 million remains available for future borrowings under the revolving credit facility. See Note 5 to the consolidated financial statements in Part II, Item 8 of this Report for more information regarding the terms of the Amended and Restated Credit Agreement.

The Amended and Restated Credit Agreement contains certain financial covenants related to interest coverage and debt leverage, and certain customary affirmative and negative covenants, including restrictions on our ability to incur additional debt and liens, pay dividends, repurchase shares, sell assets and merge or consolidate with other persons. Amounts due under the Amended and Restated Credit Agreement could be accelerated upon specified events of default, including a failure to pay amounts due, breach of a covenant, material inaccuracy of a representation, or occurrence of bankruptcy or insolvency, subject, in some cases, to cure periods. As of December 31, 2021, we were in compliance with all of these covenants and restrictions.

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

As of December 31, 2021, we had cash and cash equivalents, including restricted cash, totaling $271.7 million and we have $246.1 million available for borrowings under the Amended and Restated Credit Agreement. During the next 12 months, we believe our capital expenditures will approximate $50 million to $60 million, principally for machinery and equipment to help increase our production capacity to support anticipated revenue growth and our ongoing business around the globe.

On March 6, 2018, our Board of Directors approved an expanded stock repurchase program granting us the authority to repurchase up to $250 million in common stock in addition to the $100 million approved on December 7, 2015. On October 26, 2018, the Board of Directors authorized an additional $100 million shares for repurchase above our existing program. On February 19, 2020, the Board of Directors authorized the repurchase of an additional $150 million of the Company’s common stock. As of December 31, 2021, we had $164.0 million remaining under the share repurchase authorization to purchase additional shares. We are under no commitment or obligation to repurchase any particular amount of common stock.

The Company began declaring and paying quarterly dividends during the first quarter of 2018. In February 2020, the Board of Directors approved a quarterly dividend increase, raising the quarterly dividend from $0.15 to $0.16 per common share. In May 2021, the Board of Directors approved another quarterly dividend increase, raising the quarterly dividend from $0.16 to $0.165 per common share. During 2021 and 2020, cash dividends paid totaled $23.3 million and $23.0 million, respectively. On December 13, 2021, the Company declared a quarterly cash dividend of $0.165 per share of the Company’s common stock to shareholders of record as of December 30, 2021. The dividend of $5.8 million was paid on January 13, 2022. The Board of Directors currently intends to continue paying quarterly dividends. However, the Company’s future dividend policy is subject to the Company’s compliance with applicable law, and depending on, among other things, the Company’s results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in the Company’s debt agreements, and other factors that the Board of Directors may deem relevant, including the impact of the COVID pandemic. Dividend payments are not mandatory or guaranteed; there can be no assurance that the Company will continue to pay a dividend in the future.

Management believes that our existing cash balances, funds generated from operations, and borrowing availability under our revolving credit facility will be sufficient to permit us to meet our liquidity requirements over the next 12 months. Management further believes that our ongoing cash flows from operations and any borrowings we may incur under our revolving credit facility will enable us to meet operating cash requirements in future years. If we consummated significant acquisitions in the future, our capital needs would increase and could possibly result in our need to increase available borrowings under our Amended and Restated Credit Agreement or access public or private debt and equity markets. There can be no assurance, however, that we would be successful in raising additional debt or equity on acceptable terms.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Our significant accounting policies are summarized in Note 1 to the consolidated financial statements in Part II, Item 8 of this Report. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to accounts receivable, inventories, revenue recognition, income taxes, long-lived assets, stock-based compensation and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Our performance obligations are satisfied over time as work progresses or at a point in time. The determination of how our performance obligations are satisfied requires judgment and is assessed on a contract by contract basis. Under the majority of our contracts, our performance obligations are satisfied over time as work progresses since the customer controls all of the work-in-progress as products are being built. For these contracts, the selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. We use a cost-based input measurement of progress because it best represents the transfer of assets to the customer. For our other contracts, revenue is recognized upon transfer of control of the product or service, which is generally upon shipment or delivery pending on the terms of the underlying contract. Revenue from design, development and engineering services is generally recognized over time as the services are performed.

Generally, there are no subjective customer acceptance requirements or further obligations related to goods of services provided. Our contracts with customer do not allow for a general right of return.

Income Taxes

We estimate our income tax provision in each of the jurisdictions where we operate, including estimating exposures related to uncertain tax positions. We must also make judgments regarding the ability to realize our deferred tax assets. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. Our valuation allowance as of December 31, 2021 of $18.7 million relates to deferred tax assets from our foreign locations.

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

Goodwill is tested for impairment on an annual basis, at a minimum, and whenever events and circumstances indicate that the carrying amount may be impaired. Circumstances that may lead to impairment include unforeseen decreases in future performance or industry demand or the restructuring of our operations as a result of a change in our business strategy. We perform a qualitative assessment to determine if goodwill is potentially impaired. If the qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if we elect not to perform a qualitative assessment, then we would be required to perform a quantitative impairment test for goodwill. This process involves determining the fair values of the reporting units and comparing those fair values to the carrying values, including goodwill, of the reporting unit. An impairment loss would be recognized to the extent that the carrying amount exceeds the asset’s fair value. For purposes of performing our goodwill impairment assessment, our reporting units are the same as our operating segments as defined in Note 13 to the consolidated financial statements in Part II, Item 8 of this Report. As of December 31, 2021 and 2020, we had goodwill of approximately $192.1 million, respectively, associated with our Americas and Asia business segments.

Based on our qualitative assessments of goodwill as of December 31, 2021, 2020 and 2019, we concluded that it was more likely than not that the fair value of our Americas and Asia business segments were greater than their carrying amounts, and therefore no further testing was required.

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

CONTRACTUAL OBLIGATIONS

We have certain contractual obligations that extend beyond 2022 under lease obligations and debt arrangements. Non-cancelable purchase commitments do not typically extend beyond normal lead-times of 4 to 20 weeks; however, some electronic component manufacturers now have lead-times in excess of 52 weeks. These select long lead-time manufacturers of semiconductors and electronics components seeking to prevent customers from over-ordering quantities beyond their true demand, are now requiring all new purchase orders to have NCNR (non-cancellable, non-returnable) purchase order terms. Most purchase orders beyond this time frame are normally cancelable, however more manufacturers in the current constrained environment are looking to limit their liability and adding NCNR terms. We do not use off-balance sheet financing techniques other than traditional operating leases, and we have not guaranteed the obligations of any entity that is not one of our wholly owned subsidiaries.

A summary of our operating lease obligations as of December 31, 2021 can be found in Note 6 to the consolidated financial statements in Part II, Item 8 of this Report.

A summary of our long-term debt obligations as of December 31, 2021 can be found in Note 5 to the consolidated financial statements in Part II, Item 8 of this Report.

U.S. federal income tax on deemed mandatory repatriation is payable over four years pursuant to the U.S. Tax Reform. See Note 8 to the consolidated financial statements in Part II, Item 8 of this Report.

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

We transact business in various foreign countries and are subject to foreign currency fluctuation risks. We use natural hedging and forward contracts to economically hedge transactional exposure primarily associated with trade accounts receivable, other receivables and trade accounts payable that are denominated in a currency other than the functional currency of the respective operating entity. We do not use derivative financial instruments for speculative purposes. Certain forward currency exchange contracts in place as of December 31, 2021 have not been designated as accounting hedges and, therefore, changes in fair value are recorded within our consolidated statements of income.

On July 30, 2021, the Company entered into forward currency exchange contracts designated as cash flow hedges of forecasted foreign currency expenses. Changes in the fair value of the derivatives are recorded in accumulated other comprehensive loss in the condensed consolidated balance sheets until earnings are affected by the variability of the cash flows. During the year ended December 31, 2021, the Company recorded an unrealized loss on the forward currency exchange contracts in other comprehensive income (see Note 19).

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

We are also exposed to interest rate risk on borrowings under our Amended and Restated Credit Agreement. As of December 31, 2021, we had $131.3 million outstanding on the floating rate Term Loan facility, and we have an interest rate swap agreement with a notional amount of $129.4 million. Under this swap agreement, we receive variable rate interest rate payments and pay fixed rate interest payments. The effect of this swap is to convert our floating rate interest expense to fixed interest rate expense. The interest rate swap is designated as a cash flow hedge.

For additional information, see Note 10 to the Notes to consolidated financial statements in Part II, Item 8 of this Report.

Item 8. Financial Statements and Supplementary Data.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
(in thousands, except par value)	2021	2020
Assets
Current assets:
Cash and cash equivalents	$271,749	$390,808
Restricted cash	—	5,182
Accounts receivable, net of allowance for doubtful accounts of $788 and $1,371, respectively	355,883	309,331
Contract assets	155,243	142,779
Inventories	523,240	327,377
Prepaid expenses and other assets	41,688	26,457
Income taxes receivable	341	417
Total current assets	1,348,144	1,202,351
Property, plant and equipment, net	186,666	185,272
Operating lease right-of-use assets	99,158	79,966
Goodwill	192,116	192,116
Deferred income taxes	5,972	4,924
Other assets, net	71,824	79,606
	$1,903,880	$1,744,235
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$985	$9,161
Accounts payable	426,555	282,208
Advance payments from customers	118,124	84,122
Income taxes payable	6,164	5,572
Accrued liabilities	102,554	100,073
Total current liabilities	654,382	481,136
Long-term debt, less current installments	129,289	131,051
Operating lease liabilities	90,878	72,120
Other long-term liabilities	55,445	65,552
Deferred income taxes	84	4,788
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.10 par value; 5,000 shares authorized, none issued	—	—
Common stock, $0.10 par value; 145,000 shares authorized; issued and outstanding – 35,213 and 36,295, respectively	3,521	3,629
Additional paid-in capital	507,447	510,405
Retained earnings	479,992	492,205
Accumulated other comprehensive loss	(17,158)	(16,651)
Total shareholders’ equity	973,802	989,588
	$1,903,880	$1,744,235

See accompanying notes to consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

	Year ended December 31,
(in thousands, except per share data)	2021	2020	2019
Sales	$2,255,319	$2,053,131	$2,268,095
Cost of sales	2,049,418	1,878,083	2,082,567
Gross profit	205,901	175,048	185,528
Selling, general and administrative expenses	136,700	122,195	126,740
Amortization of intangible assets	6,384	9,099	9,461
Restructuring charges and other costs	13,699	19,970	13,101
Ransomware related incident costs (recovery), net	(3,944)	(1,350)	7,681
Income from operations	53,062	25,134	28,545
Interest expense	(8,472)	(8,364)	(6,664)
Interest income	540	1,196	3,829
Other income (expense)	277	(673)	1,559
Income before income taxes	45,407	17,293	27,269
Income tax expense	9,637	3,238	3,844
Net income	$35,770	$14,055	$23,425
Earnings per share:
Basic	$1.00	$0.38	$0.61
Diluted	$0.99	$0.38	$0.60
Weighted-average number of shares outstanding:
Basic	35,655	36,524	38,338
Diluted	36,101	36,817	38,763

See accompanying notes to consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(in thousands)	2021	2020	2019
Net income	$35,770	$14,055	$23,425
Other comprehensive income (loss):
Foreign currency translation adjustments	(4,354)	4,050	(585)
Unrealized gain (loss) on derivatives, net of tax	3,370	(3,142)	(3,716)
Other	477	(800)	(1,334)
Other comprehensive income (loss)	(507)	108	(5,635)
Comprehensive income	$35,263	$14,163	$17,790

See accompanying notes to consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(in thousands)	Shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balances, December 31, 2018	41,357	$4,136	$554,939	$584,274	$(11,124)	$1,132,225
Stock-based compensation expense	—	—	10,194	—	—	10,194
Shares repurchased and retired	(4,719)	(472)	(52,436)	(69,202)	—	(122,110)
Stock options exercised	82	8	1,577	—	—	1,585
Vesting of restricted stock units	311	31	(31)	—	—	—
Shares withheld for taxes	(74)	(7)	(2,224)	—	—	(2,231)
Dividends declared	—	—	—	(22,621)	—	(22,621)
Net income	—	—	—	23,425	—	23,425
Other comprehensive loss	—	—	—	—	(5,635)	(5,635)
Balances, December 31, 2019	36,957	$3,696	$512,019	$515,876	$(16,759)	$1,014,832
Stock-based compensation expense	—	—	10,398	—	—	10,398
Shares repurchased and retired	(964)	(97)	(10,704)	(14,419)	—	(25,220)
Stock options exercised	55	5	953	—	—	958
Vesting of restricted stock units	336	34	(34)	—	—	—
Shares withheld for taxes	(89)	(9)	(2,227)	—	—	(2,236)
Dividends declared	—	—	—	(23,307)	—	(23,307)
Net income	—	—	—	14,055	—	14,055
Other comprehensive income	—	—	—	—	108	108
Balances, December 31, 2020	36,295	$3,629	$510,405	$492,205	$(16,651)	$989,588
Stock-based compensation expense	—	—	15,262	—	—	15,262
Shares repurchased and retired	(1,380)	(138)	(15,362)	(24,716)	—	(40,216)
Stock options exercised	30	3	343	—	—	346
Vesting of restricted stock units	377	38	(38)	—	—	—
Shares withheld for taxes	(109)	(11)	(3,163)	—	—	(3,174)
Dividends declared	—	—	—	(23,267)	—	(23,267)
Net income	—	—	—	35,770	—	35,770
Other comprehensive loss	—	—	—	—	(507)	(507)
Balances, December 31, 2021	35,213	$3,521	$507,447	$479,992	$(17,158)	$973,802

See accompanying notes to consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2021	2020	2019
Cash flows from operating activities:
Net income	$35,770	$14,055	$23,425
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	35,003	37,739	37,112
Amortization	9,149	11,053	11,315
Provision for doubtful accounts	—	2,160	8,608
Deferred income taxes	(6,883)	(7,312)	(2,367)
Asset impairments	4,357	6,950	834
Insurance recoveries	—	—	(5,000)
(Gain) loss on the sale of property, plant and equipment	148	(155)	53
Stock-based compensation expense	15,262	10,398	10,194
Changes in operating assets and liabilities:
Accounts receivable	(46,967)	13,586	134,926
Contract assets	(12,464)	18,282	(20,979)
Inventories	(197,867)	(10,799)	(5,238)
Prepaid expenses and other assets	(12,201)	4,080	2,494
Accounts payable	139,952	(15,553)	(121,860)
Advance payments from customers	34,002	46,611	9,254
Accrued liabilities	(508)	(9,826)	19,623
Operating leases	(167)	724	1,029
Income taxes	792	(1,555)	(10,287)
Net cash provided by (used in) operations	(2,622)	120,438	93,136
Cash flows from investing activities:
Proceeds from sales of investments at par	—	—	50
Additions to property, plant and equipment	(38,794)	(34,584)	(32,576)
Proceeds from the sale of property, plant and equipment	239	368	259
Additions to purchased software	(3,383)	(4,935)	(2,542)
Cash received from business divestitures	—	4,714	—
Other	63	54	(54)
Net cash used in investing activities	(41,875)	(34,383)	(34,863)
Cash flows from financing activities:
Debt issuance costs	(1,150)	—	—
Proceeds from stock options exercised	346	958	1,585
Employee taxes paid for with shares withheld	(3,174)	(2,236)	(2,231)
Dividends paid	(23,260)	(23,041)	(23,287)
Borrowings under credit agreement	150,000	110,000	—
Borrowings under finance leases	—	864	—
Principal payments on credit agreement	(155,625)	(117,500)	(5,626)
Principal payments on finance leases	(873)	(1,351)	(1,168)
Share repurchases	(40,216)	(25,220)	(122,110)
Net cash used in financing activities	(73,952)	(57,526)	(152,837)
Effect of exchange rate changes	(5,792)	3,505	418
Net (decrease) increase in cash and cash equivalents and restricted cash	(124,241)	32,034	(94,146)
Cash and cash equivalents and restricted cash at beginning of year	395,990	363,956	458,102
Cash and cash equivalents and restricted cash at end of year	$271,749	$395,990	$363,956

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share data, unless otherwise noted)

Note 1—Summary of Significant Accounting Policies

(a) Business

Benchmark Electronics, Inc. (the Company) is a Texas corporation that provides innovative product design services, engineering services, technology solutions and advanced manufacturing services (both electronic manufacturing services and precision technology services). From initial product concept to volume production, including direct order fulfillment and aftermarket services, the Company has been providing integrated services and solutions to original equipment manufacturers (OEMs) since 1979. The Company serves the following industries: aerospace and defense (A&D), medical technologies, complex industrials, semiconductor capital equipment (semi-cap), next-generation telecommunications and advanced computing. The Company has manufacturing operations located in the United States and Mexico (the Americas), Asia and Europe.

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

(c) Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid debt instruments with an original maturity at the date of purchase of three months or less to be cash equivalents. Cash equivalents of $76.2 million and $131.7 million at December 31, 2021 and 2020, respectively, consisted primarily of money-market funds and time deposits with an initial term of less than three months. Restricted cash represents cash received from customers to settle invoices sold under accounts receivable purchase agreements that is contractually required to be set aside until the cash is remitted to the purchaser.

(d) Allowance for Doubtful Accounts

Accounts receivable are recorded net of allowances for amounts not expected to be collected. In estimating the allowance, management considers a specific customer’s financial condition, payment history, current conditions, and various information or disclosures by the customer or other publicly available information. Accounts receivable are charged against the allowance after all reasonable efforts to collect the full amount (including litigation, where appropriate) have been exhausted. During 2021, 2020 and 2019, the Company recorded $0.0 million, $2.2 million and $8.6 million in charges for a provision to accounts receivable, net of recoveries.

The following table summarizes the activity in the Company’s allowance for doubtful accounts during 2021, 2020 and 2019:

	Balance at			Balance at
	Beginning	Charges to		End of
(in thousands)	of Period	Operations	Deductions	Period
Year ended December 31, 2021:
Allowance for doubtful accounts(1)	$1,371	—	(583)	$788
Year ended December 31, 2020:
Allowance for doubtful accounts(1)	$10,085	2,160	(10,874)	$1,371
Year ended December 31, 2019:
Allowance for doubtful accounts(1)	$1,733	10,323	(1,971)	$10,085

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

(g) Leases

Lease assets and liabilities are initially recognized based on the present value of lease payments over the lease term calculated using the Company’s incremental borrowing rate, unless the implicit rate is readily determinable. Our incremental borrowing rate represents the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term in a similar economic environment. Lease assets also include any upfront lease payments made and exclude lease incentives. Lease terms include options to extend or terminate the lease when it is reasonably certain that those options will be exercised. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the consolidated statements of income. Management elected the short-term lease recognition exemption for all of the Company’s leases that qualify, in addition to the practical expedient to not separate lease and non-lease components. See Note 6.

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

(i) Impairment of Long-Lived Assets and Goodwill

Long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or estimated fair value less costs to sell, and are no longer depreciated.

Goodwill is tested for impairment on an annual basis, during the fourth quarter, and whenever events and changes in circumstances suggest that the carrying amount may be impaired. Circumstances that may lead to the impairment of goodwill include unforeseen decreases in future performance or industry demand or the restructuring of our operations as a result of a change in our business strategy. A qualitative assessment is allowed to determine if goodwill is potentially impaired. Based on this qualitative assessment, if the Company determines that it is more likely than not that the reporting unit’s fair value is less than its carrying value, then it performs a quantitative assessment, otherwise no further analysis is required. In connection with its annual qualitative goodwill impairment assessments as of December 31, 2021, 2020 and 2019, the Company concluded that goodwill was not impaired.

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

The following table sets forth the calculation of basic and diluted earnings per share.

	Year Ended December 31,
(in thousands, except per share data)	2021	2020	2019
Net income	$35,770	$14,055	$23,425
Denominator for basic earnings per share – weighted-average number of common shares outstanding during the period	35,655	36,524	38,338
Incremental common shares attributable to exercise of dilutive options	39	36	90
Incremental common shares attributable to outstanding restricted stock units	407	257	335
Denominator for diluted earnings per share	36,101	36,817	38,763
Basic earnings per share	$1.00	$0.38	$0.61
Diluted earnings per share	$0.99	$0.38	$0.60

Potentially dilutive securities totaling less than 0.1 million common shares in 2021, 2020 and 2019, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

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

(m) Stock-Based Compensation

All share-based payments to employees, including grants of employee stock options (which have not been awarded since 2015), are recognized in the consolidated financial statements based on their grant date fair values. The total compensation cost recognized for stock-based awards was $15.3 million, $10.4 million and $10.2 million for 2021, 2020 and 2019, respectively. The future tax benefit of these stock-based awards as of the grant date was $3.6 million, $2.4 million and $2.4 million for each of 2021, 2020 and 2019. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. Awards of restricted stock units and performance-based restricted stock units are valued at the closing market price of the Company’s common stock on the date of grant. For performance-based restricted stock units, compensation expense is based on the probability that the performance goals will be achieved, which is monitored by management throughout the requisite service period. When it becomes probable, based on the Company’s expectation of performance during the measurement period, that more or less than the previous estimate of the awarded shares will vest, an adjustment to stock-based compensation expense is recognized as a change in accounting estimate.

As of December 31, 2021, the unrecognized compensation cost and remaining weighted-average amortization period related to stock-based awards were as follows:

(in thousands)	Restricted Stock Units	Performance- based Restricted Stock Units (1)
Unrecognized compensation cost	$20,245	$289
Remaining weighted-average amortization period	2.4 years	1.6 years

(1)
Based on the probable achievement of the performance goals identified in each award.

The total cash received as a result of stock option exercises in 2021, 2020 and 2019 was approximately $0.3 million, $1.0 million and $1.6 million, respectively. The actual tax benefit realized as a result of stock option exercises and the vesting of other share-based awards during 2021, 2020 and 2019 was $2.7 million, $2.1 million and $2.3 million, respectively. For 2021, 2020 and 2019, the total intrinsic value of stock options exercised was $0.5 million, $0.5 million and $0.7 million, respectively.

The Company awarded performance-based restricted stock units to employees during 2021, 2020 and 2019. The number of performance-based restricted stock units that will ultimately be earned will not be determined until the end of the corresponding performance periods, and may vary from as low as zero to as high as 2.5 times the target number depending on the level of achievement of certain performance goals. The level of achievement of these goals is based upon the financial results of the Company for the last full calendar year within the performance period. The performance goals consist of certain levels of achievement using the following financial metrics: revenue, operating income margin, and return on invested capital. If the performance goals are not met based on the Company’s financial results, the applicable performance-based restricted stock units will not vest and will be forfeited. Shares subject to forfeited performance-based restricted stock units will be available for issuance under the Company’s 2019 Omnibus Incentive Compensation Plan (the 2019 Plan).

(n) Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in accordance with U.S. GAAP with consideration given to the potential impacts of COVID. However, actual results could differ materially from these estimates and be significantly affected by the duration and spread of the COVID pandemic and its severity; the emergence and severity of its variants, including the Delta and Omicron variants; the actions to contain the virus or treat its impact, including the availability and efficacy of vaccinations (particularly with respect to emerging strains of the virus) and the rate of inoculations; general economic factors, such as increased inflation; global supply chain constraints and shortages; labor supply issues; and how quickly and to what extent normal economic and operating conditions can resume, which may not return fully to pre-pandemic levels. On an ongoing basis, management evaluates these estimates, including those related to accounts receivable, inventories, income taxes, long-lived assets, leases, goodwill, stock-based compensation and contingencies and litigation. Actual results could differ from those estimates.

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

The Company’s financial instruments include cash equivalents, accounts and other receivables, accounts payable, accrued liabilities and long-term debt and financing lease obligations. The Company believes that the carrying values of these instruments approximate their fair value. As of December 31, 2021, the fair value estimates for the Company's forward currency exchange contracts and the Company’s interest rate swap agreement were based on Level 2 inputs of the fair value hierarchy. See Note 10.

(p) Foreign Currency

For foreign subsidiaries using the local currency as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expenses are translated at average exchange rates. The effects of these translation adjustments are reported in other comprehensive income. Exchange losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in other expense and totaled approximately $0.3 million, $1.8 million and $1.7 million in 2021, 2020 and 2019, respectively. These amounts include the amount of gain (loss) recognized in income due to forward currency exchange contracts.

(q) Derivative Instruments

All derivative instruments are recorded on the balance sheet at fair value. The Company uses derivative instruments to manage the variability of foreign currency obligations and interest rates. The Company does not enter into derivative arrangements for speculative purposes. Generally, if a derivative instrument is designated as a cash flow hedge, the change in the fair value of the derivative is recorded in other comprehensive income to the extent the derivative is effective and recognized in the consolidated statements of income when the hedged item affects earnings. Changes in fair value of derivatives that are not designated as cash flow hedges are recorded in earnings. Cash receipts and cash payments related to derivative instruments are recorded in the same category as the cash flows from the items being hedged on the consolidated statements of cash flows.

(r) New Accounting Pronouncements

Not Yet Adopted

In March 2020, the Financial Accounting Standards Board (FASB) issued ASU No. 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848). The pronouncement provides temporary optional expedients and exceptions for applying U.S. GAAP to transactions affected by reference rate (e.g., LIBOR) reform if certain criteria are met to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. This update is effective as of March 12, 2020 through December 31, 2022. We will evaluate transactions or contract modifications occurring as a result of reference rate reform and determine whether to apply the optional guidance on an ongoing basis. The update is currently not expected to have a material impact on our consolidated financial statements.

The Company has determined that other recently issued accounting standards will either have no material impact on its consolidated financial position, results of operations or cash flows, or will not apply to its operations.

Note 2—Inventories

Inventory costs are summarized as follows:

	December 31,
(in thousands)	2021	2020
Raw materials	$504,307	$312,856
Work in process	15,338	8,687
Finished goods	3,595	5,834
	$523,240	$327,377

Note 3—Property, Plant and Equipment

Property, plant and equipment consists of the following:

	December 31,
(in thousands)	2021	2020
Land	$5,867	$5,689
Buildings and building improvements	76,139	85,672
Machinery and equipment	506,652	521,382
Furniture and fixtures	10,035	10,426
Vehicles	1,125	1,142
Leasehold improvements	42,288	39,716
Construction in progress	17,719	1,679
	659,825	665,706
Less accumulated depreciation	(473,159)	(480,434)
	$186,666	$185,272

Note 4—Goodwill and Other Intangible Assets

The changes each year in goodwill allocated to the Company’s reportable segments were as follows:

(in thousands)	Americas	Asia	Total
Goodwill as of December 31, 2019, 2020 and 2021	$154,014	$38,102	$192,116

Other assets, net consist primarily of acquired identifiable intangible assets and capitalized purchased software costs. Acquired identifiable intangible assets and purchased software as of December 31, 2021 and 2020 were as follows:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$100,136	$(59,680)	$40,456
Purchased software costs	49,788	(34,325)	15,463
Technology licenses	26,800	(26,800)	—
Trade names and trademarks	7,800	—	7,800
Other	868	(356)	512
Intangible assets, December 31, 2021	$185,392	$(121,161)	$64,231

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$100,228	$(53,429)	$46,799
Purchased software costs	46,183	(33,307)	12,876
Technology licenses	28,800	(26,833)	1,967
Trade names and trademarks	7,800	—	7,800
Other	868	(333)	535
Intangible assets, December 31, 2020	$183,879	$(113,902)	$69,977

Customer relationships are being amortized on a straight-line basis over a period of 10 to 14 years. Capitalized purchased software costs are amortized straight-line over the estimated useful life of the related software, which ranges from 2 to 14 years. Technology licenses are being amortized over their estimated useful lives in proportion to the economic benefits consumed. During 2021, 2020 and 2019, $3.4 million, $4.9 million and $2.5 million, respectively, of purchased software costs were capitalized. Amortization on the statements of cash flow for 2021, 2020 and 2019 was as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Amortization of intangible assets	$6,384	$9,099	$9,461
Amortization of capitalized purchased software costs	2,128	1,493	1,393
Amortization of debt costs	637	461	461
	$9,149	$11,053	$11,315

The estimated future amortization expense of acquired intangible assets for each of the next five years is as follows (in thousands):

Year ending December 31,	Amount
2022	6,367
2023	5,979
2024	4,817
2025	4,817
2026	18,989

Note 5—Borrowing Facilities

Long-term debt outstanding as of December 31, 2021 and 2020 consists of the following:

	December 31,
(in thousands)	2021	2020
Revolving credit facility	$—	$—
Term loan	131,250	136,874
Less unamortized debt issuance costs	(1,670)	(1,155)
Long-term debt	$129,580	$135,719

On July 20, 2018, the Company entered into a $650 million credit agreement (the Prior Credit Agreement) by and among the Company, certain of its subsidiaries, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Swingline Lender and a L/C Issuer. The Prior Credit Agreement was comprised of a five-year $500 million revolving credit facility and a five-year $151 million term loan facility, both which had a maturity date of July 20, 2023. The term loan facility proceeds were used to (i) refinance a portion of existing indebtedness and terminate all commitments under the Company’s prior $430 million credit agreement and (ii) pay the fees, costs and expenses associated with the foregoing and the negotiation, execution and delivery of the Prior Credit Agreement.

On December 21, 2021, the Company amended and restated the Prior Credit Agreement by entering into a $381 million amended and restated credit agreement (the Amended and Restated Credit Agreement). The Amended and Restated Credit Agreement is comprised of a five-year $250 million revolving credit facility (the Revolving Credit Facility) and a five-year $131.3 million term loan facility (the Term Loan Facility), both extending the original revolving credit facility and term loan facility maturity dates from July 20, 2023 to December 21, 2026.

The Amended and Restated Revolving Credit Facility is available for general corporate purposes. The Amended and Restated Credit Agreement includes an accordion feature pursuant to which the Company is permitted to add one or more incremental term loans and/or increase commitments under the Revolving Credit Facility in an aggregate amount not exceeding $100 million, subject to the satisfaction of certain conditions and exceptions.

The Term Loan Credit Facility is subject to quarterly principal installments equal to 0.625% of the initial aggregate term loan advances to be paid commencing December 31, 2022 until the maturity date.

Interest on outstanding borrowings under the Amended and Restated Credit Agreement (other than swingline loans) accrues, at the Company’s option, at (a) the London Interbank Offered Rate (LIBOR) plus the Applicable Rate (as defined in the Amended and Restated Credit Agreement) of approximately 1.0% to 2.0% per annum, depending on various factors, or (b) for U.S. Dollar denominated loans, the base rate (which is the highest of (i) the federal funds rate plus 0.5%, (ii) the Bank of America, N.A. prime rate and (iii) the one month LIBOR adjusted daily plus 1.0%) plus the Applicable Rate of approximately 0.0% to 1.0% per annum, depending on various factors.

As of December 31, 2021, a portion of the $131.3 million of the outstanding debt under the Amended and Restated Credit Agreement is effectively at a fixed interest rate of 2.928% as a result of a $129.4 million notional interest rate swap contract discussed in Note 10. A commitment fee of 0.20% to 0.30% per annum (based on the debt to EBITDA ratio) on the unused portion of the Revolving Credit Facility is payable quarterly in arrears.

The Amended and Restated Credit Agreement is generally secured by a pledge of (a) all the capital stock of the Company’s domestic subsidiaries and 65% of the capital stock of its directly owned foreign subsidiaries, (b) all or substantially all other personal property of Benchmark and its domestic subsidiaries (including, but not limited to, accounts receivable, contract assets, inventory, intellectual property and fixed assets of Benchmark and its domestic subsidiaries), in each case, subject to customary exceptions and limitations, and (c) all proceeds and products of the property and assets described in (a) and (b) above.

The Amended and Restated Credit Agreement contains certain financial covenants related to interest coverage and debt leverage, and certain customary affirmative and negative covenants, including restrictions on the Company’s ability to incur additional debt and liens, pay dividends, repurchase shares, sell assets and merge or consolidate with other persons. Amounts due under the Amended and Restated Credit Agreement could be accelerated upon specified events of default, including a failure to pay amounts due, breach of a covenant, material inaccuracy of a representation, or occurrence of bankruptcy or insolvency, subject, in some cases, to cure periods.

As of December 31, 2021, the Company had $131.3 million in borrowings outstanding under the Term Loan Facility and $3.9 million in letters of credit outstanding under the Revolving Credit Facility. The Company had $246.1 million available for future borrowings under the Revolving Credit Facility subject to compliance with financial covenants as to interest coverage and debt leverage, in addition to other debt covenant restrictions.

The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2021 are as follows: 2022, $0.8 million; 2023, $3.3 million; 2024, $4.1 million; 2025, $6.6 million; and 2026, $116.5 million.

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

The components of lease expense were as follows:

	Year Ended December 31,
(in thousands)	2021	2020
Finance lease cost:
Amortization of right-of-use assets (included in depreciation expense)	$444	$727
Interest on lease liabilities	192	428
Operating lease cost	16,155	15,930
Short-term lease cost	339	573
Variable lease cost	1,737	1,748
Total lease cost	$18,867	$19,406

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for finance lease	$212	$462
Operating cash flows used for operating leases	$16,721	$15,627
Financing cash flows used for finance lease	$873	$1,351
Right-of-use assets obtained in exchange for new operating lease liabilities	$32,811	$17,607

The lease assets and liabilities as of December 31, 2021 were as follows (in thousands):

	December 31,
	2021	2020
Finance lease right-of-use assets (included in other assets)	$760	$2,448
Operating lease right-of-use assets	$99,158	$79,966
Finance lease liability, current (included in current installments of long-term debt)	$165	$1,661
Finance lease liability, noncurrent (included in long-term debt)	$529	$2,832
Operating lease liabilities, current (included in accrued liabilities)	$13,465	$11,516
Operating lease liabilities, noncurrent	$90,878	$72,120
Weighted average remaining lease term – finance leases	3.9 years	3.0 years
Weighted average remaining lease term – operating leases	10.0 years	10.0 years
Weighted average discount rate – finance leases	4.8%	9.0%
Weighted average discount rate – operating leases	4.1%	4.4%

Future annual minimum lease payments and finance lease commitments as of December 31, 2021 were as follows (in thousands):

Year ending December 31,	Operating Leases	Finance Leases
2022	16,516	194
2023	15,030	194
2024	13,554	194
2025	12,573	178
2026	10,324	—
2027 and thereafter	60,339	—
Total minimum lease payments	$128,336	$760
Less: imputed interest	(23,993)	(66)
Present value of lease liabilities	$104,343	$694

As of December 31, 2021, the Company’s future operating leases that have not yet commenced are immaterial.

Note 7—Common Stock and Stock-Based Awards Plans

Dividends

The Company began declaring and paying quarterly dividends during the first quarter of 2018. During 2021, 2020 and 2019, cash dividends paid totaled $23.3 million, $23.0 million and $23.3 million, respectively. In February 2020, the Board of Directors approved a quarterly dividend increase, raising the quarterly dividend from $0.15 to $0.16 per common share. In May 2021, the Board of Directors approved another quarterly dividend increase, raising the quarterly dividend from $0.16 to $0.165 per common share. On December 13, 2021, the Company declared a quarterly cash dividend of $0.165 per share of the Company’s common stock to shareholders of record as of December 30, 2021. The dividend of $5.8 million was paid on January 13, 2022. The Board of Directors currently intends to continue paying quarterly dividends. However, the Company’s future dividend policy is subject to the Company’s compliance with applicable law, and depending on, among other things, the Company’s results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in the Company’s debt agreements, and other factors that the Board of Directors may deem relevant, including the impact of the COVID pandemic. Dividend payments are not mandatory or guaranteed; there can be no assurance that the Company will continue to pay a dividend in the future.

Share Repurchase Authorization

On March 6, 2018, the Board of Directors approved an expanded stock repurchase authorization granting the Company authority to repurchase up to $250 million in common stock in addition to the $100 million previously approved on December 7, 2015. On October 26, 2018 and February 19, 2020, the Board of Directors authorized the repurchase of an additional $100 million and $150 million of the Company’s common stock, respectively. As of December 31, 2021, the Company had $164.0 million remaining under the stock repurchase authorization.

Share purchases may be made in the open market, in privately negotiated transactions or block transactions, at the discretion of the Company’s management and as market conditions warrant. Purchases will be funded from available cash and may be commenced, suspended or discontinued at any time without prior notice. Shares repurchased under the program are retired. During 2021, the Company repurchased a total of 1.4 million common shares for an aggregate of $40.2 million at an average price of $29.11 per share. During 2020, the Company repurchased a total of 1.0 million common shares for an aggregate of $25.2 million at an average price of $26.16 per share. During 2019, the Company repurchased a total of 4.7 million common shares for an aggregate of $122.1 million at an average price of $25.86 per share.

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

As of December 31, 2021, 2.2 million additional common shares were available for issuance under the Company’s 2019 Plan.

The following table summarizes activities related to the Company’s stock options:

(in thousands, except per share data)	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2018	374	20.35
Exercised	(100)	21.21
Forfeited or expired	(4)	21.29
Outstanding as of December 31, 2019	270	20.02
Exercised	(76)	19.87
Forfeited or expired	(6)	23.08
Outstanding as of December 31, 2020	188	$19.98
Exercised	(54)	19.77
Forfeited or expired	(2)	20.16
Outstanding and exercisable as of December 31, 2021	132	$20.06	1.74	$926

The aggregate intrinsic value in the table above is before income taxes and is calculated as the difference between the exercise price of the underlying options and the Company’s closing stock price as of the last business day of 2021 for options that had exercise prices that were below the closing price.

As of December 31, 2021, 2020 and 2019, the number of options exercisable was 0.1 million, 0.2 million and 0.3 million, respectively, and the weighted-average exercise price of those options was $20.06, $19.98 and $20.02, respectively.

Restricted stock units, time-based and performance-based, remain outstanding as detailed below.

The following table summarizes the activities related to the Company’s time-based restricted stock units:

(in thousands, except per share data)	Number of Units	Weighted- Average Grant Date Fair Value
Non-vested awards outstanding as of December 31, 2018	595	$28.93
Granted	632	27.36
Vested	(254)	28.09
Forfeited	(80)	28.97
Non-vested awards outstanding as of December 31, 2019	893	28.06
Granted	533	26.52
Vested	(336)	27.69
Forfeited	(64)	28.54
Non-vested awards outstanding as of December 31, 2020	1,026	$27.35
Granted	503	28.52
Vested	(377)	26.77
Forfeited	(95)	28.47
Non-vested awards outstanding as of December 31, 2021	1,057	$28.02

The following table summarizes the activities related to the Company’s performance-based restricted stock units:

		Weighted-
		Average
	Number of	Grant Date
(in thousands, except per share data)	Units	Fair Value
Non-vested units outstanding as of December 31, 2018	319	$29.19
Granted(1)	198	27.45
Vested	(57)	31.40
Forfeited	(76)	$21.23
Non-vested units outstanding as of December 31, 2019	384	28.89
Granted(1)	165	28.02
Forfeited	(181)	$30.04
Non-vested units outstanding as of December 31, 2020	368	27.93
Granted(1)	234	28.60
Forfeited	(60)	$29.38
Non-vested units outstanding as of December 31, 2021	542	28.06

(1)
Represents target number of units that can vest based on the achievement of the performance goals.

Note 8—Income Taxes

Income tax expense (benefit) based on income before income taxes consisted of the following:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Current:
U.S. Federal	$6	$1,406	$(1,697)
State and local	1,702	24	(3,567)
Foreign	14,812	9,120	11,474
	16,520	10,550	6,210
Deferred:
U.S. Federal	(6,179)	(3,784)	1,815
State and local	(1,380)	(1,021)	1,409
Foreign	676	(2,507)	(5,590)
	(6,883)	(7,312)	(2,366)
	$9,637	$3,238	$3,844

Worldwide income (loss) before income taxes consisted of the following:

	Year Ended December 31,
(in thousands)	2021	2020	2019
United States	$(34,930)	$(33,790)	$(13,756)
Foreign	80,337	51,083	41,025
	$45,407	$17,293	$27,269

Income tax expense differed from the amounts computed by applying the U.S. Federal statutory income tax rate to income before income taxes as a result of the following:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Tax at statutory rate	$9,536	$3,632	$5,727
State taxes, net of federal tax effect	(36)	(788)	(1,705)
Effect of foreign operations and tax incentives	(4,048)	(6,372)	(5,870)
Change in valuation allowance	(336)	(3,029)	(2,283)
Stock-based compensation	(69)	347	118
GILTI	2,104	1,667	955
Foreign tax refund benefit	(7,285)	—	—
Losses in foreign jurisdictions for which no benefit has been provided	2,608	5,798	4,379
Change in uncertain tax benefits reserve	8,858	(31)	200
Other	(1,695)	2,014	2,323
Total income tax expense	$9,637	$3,238	$3,844

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

The Company incurred a total Transition Tax liability of $80.5 million after reduction for net operating loss carryforwards, US tax credit carryforwards, and foreign tax credit carryforwards that were allowed to be utilized against the total tax liability as of December 31, 2017. The Company made an election to pay the net tax liability in installments. The Company has a total Transition Tax liability as of December 31, 2021 of $54.7 million. The Company intends to pay this liability over the remaining four year payment period as prescribed by the U.S. Tax Reform and regulatory guidance issued by the IRS. $48.3 million of the Transition Tax liability is included in other long term liabilities. Payments for years subsequent to December 31, 2021 are as follows: 2022, $6.4 million; 2023, $12.1 million; 2024, $16.1 million; and 2025, $20.1 million.

During 2021 and 2020, the Company repatriated $35.0 million and $25.0 million, respectively, of foreign earnings to the U.S. As of December 31, 2021, the Company has approximately $365.2 million in cumulative undistributed foreign earnings of its foreign subsidiaries. These earnings would not be subject to U.S. federal income tax, if distributed to the Company. The Company changed its assertion during 2018 on its foreign subsidiaries earnings that are permanently reinvested. A certain amount of earnings from specific foreign subsidiaries are permanently reinvested, and certain foreign earnings from other specific foreign subsidiaries is considered to be non-permanently reinvested and is available for immediate distribution to the Company. Income taxes have been accrued on the non-permanently reinvested foreign earnings including the 2017 Transition Tax, the U.S. tax on GILTI, and any applicable foreign or local withholding taxes. The Company estimates that it has approximately $4.6 million of unrecognized deferred tax liability related to any remaining undistributed permanently reinvested foreign earnings that have not already been subject to the 2017 Transition Tax, the U.S. tax on GILTI, and any applicable foreign income tax or local withholding taxes on cash distributions.

During 2021, the Company recorded an additional tax benefit of $7.3 million with respect to a refund claim of foreign cash taxes of $16.5 million that was filed in 2021. $9.2 million of the total refund claim was recorded previously in 2018.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
(in thousands)	2021	2020
Deferred tax assets:
Carrying value of inventories	$2,704	$3,470
Accrued liabilities and allowances deductible for tax purposes on a cash basis	10,592	13,086
Goodwill	1,320	1,704
Stock-based compensation	3,741	2,559
Operating right-of-use lease liabilities	24,851	20,003
Net operating loss carryforwards	17,417	19,120
Tax credit carryforwards	4,629	3,368
Interest rate swap liabilities	1,133	2,263
Other	5,961	5,025
	72,348	70,598
Less: valuation allowance	(18,702)	(19,038)
Net deferred tax assets	53,646	51,560
Deferred tax liabilities:
Plant and equipment, due to differences in depreciation	(4,887)	(7,899)
Operating right-of-use lease assets	(24,590)	(19,742)
Intangible assets, due to differences in amortization	(11,687)	(14,078)
Foreign withholding tax	(4,902)	(6,102)
Other	(1,692)	(3,603)
Gross deferred tax liability	(47,758)	(51,424)
Net deferred tax liability	$5,888	$136
The net deferred tax liability is classified as follows:
Long-term asset	$5,972	$4,924
Long-term liability	(84)	(4,788)
Total	$5,888	$136

All deferred taxes are classified as non-current on the balance sheet as of December 31, 2021 and 2020. All deferred tax assets and liabilities are offset and presented as a single net noncurrent amount by each tax jurisdiction.

The net change in the total valuation allowance for 2021, 2020 and 2019 was a $0.3 million decrease, a $3.0 million increase and a $2.3 million increase, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances as of December 31, 2021.

As of December 31, 2021, the Company had $0.6 million in U.S. Federal operating loss carryforwards which will expire from 2027 to 2036; state operating loss carryforwards of approximately $8.1 million which will expire from 2023 to 2041; foreign operating loss carryforwards of approximately $12.0 million with indefinite carryforward periods; and foreign operating loss carryforwards of approximately $49.0 million which will expire at varying dates through 2031. The utilization of these net operating loss carryforwards is limited to the future operations of the Company in the tax jurisdictions in which such carryforwards arose. The Company has state tax credit carryforwards of $1.8 million which will expire at varying dates through 2026. The Company also has U.S. research and development tax credit carryforwards of $2.9 million which will expire from 2038 through 2041.

The Company has been granted certain tax incentives, including tax holidays, for its subsidiaries in China, Malaysia, and Thailand that expire at various dates, unless extended or otherwise renegotiated and are subject to certain conditions with which the Company expects to comply. The expiration dates of these tax incentives are as follows: 2023 in China and 2028 in Thailand. The Malaysia tax incentive expired as of March 31, 2021, but the Company has applied for an extension of the Malaysia tax holiday in 2022 which will extend the tax holiday for another five years until 2026. The net impact of these tax incentives was to lower income tax expense for 2021, 2020, and 2019 by approximately $7.7 million (approximately $0.21 per diluted share), $7.4 million (approximately $0.20 per diluted share) and $5.0 million (approximately $0.13 per diluted share), respectively, as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
China	$443	$—	$—
Malaysia	$1,946	$4,945	3,010
Thailand	5,360	2,496	2,025
	$7,749	$7,441	$5,035

The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. As of December 31, 2021, the total amount of the reserve for uncertain tax benefits including interest and penalties was $9.5 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

	December 31,
(in thousands)	2021	2020	2019
Balance as of January 1	$499	$513	$313
Additions related to current year tax positions	7,424	—	200
Additions related to prior year tax positions	1,575	—	—
Decreases related to prior year tax positions	(138)	—	—
Decreases related to lapse of statutes	(239)	(14)	—
Balance as of December 31	$9,121	$499	$513

During 2021, the Company released $138.0 thousand of uncertain tax benefits related to prior year tax positions and $239.0 thousand of uncertain tax benefits related to lapse of statutes. During 2021, the Company recorded additional uncertain tax benefits related to prior year and current tax positions of $1.6 million and $7.4 million, respectively. During 2020, the Company released $14.0 thousand of uncertain tax benefits related to prior year tax positions. During 2019, the Company recorded $0.2 million of uncertain tax benefits related to prior year tax positions.

The reserve is classified as a current or long-term liability in the consolidated balance sheets based on the Company’s expectation of when the items will be settled. The Company records interest expense and penalties accrued in relation to uncertain income tax benefits as a component of current income tax expense. The amount of accrued potential interest on unrecognized tax benefits included in the reserve as of December 31, 2021 is $328.0 thousand. The reserve for potential penalties is $17.0 thousand. The amount of accrued potential interest or unrecognized tax benefits included in the reserve as of December 31, 2020 is $91.0 thousand. The reserve for potential penalties is $17.0 thousand. The Company did not record any interest and penalties during 2020 or 2019.

The Company and its subsidiaries in Brazil, China, Ireland, Malaysia, Mexico, Netherlands, Romania, Singapore, Thailand and the United States remain open to examination by the various local taxing authorities, in total or in part, for fiscal years 2012 to 2021. During the course of such income tax examinations, disputes may occur as to matters of fact or law. Also, in most tax jurisdictions, the passage of time without examination will result in the expiration of applicable statutes of limitations thereby precluding examination of the tax period(s) for which such statute of limitation has expired. The Company believes that it has adequately provided for its tax liabilities.
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

Sales to the ten largest customers represented 47%, 41% and 38% of total sales for 2021, 2020 and 2019, respectively. Sales to our largest customers were as follows for the indicated periods:

	Year ended December 31,
(in thousands)	2021	2020	2019
Applied Materials, Inc. and subsidiaries	$353,673	$241,522	$	*

* amount is less than 10% of total sales.

During 2021 and 2020, net sales attributable to our largest customer were reported in the Americas and Asia reportable segments.

Note 10—Financial Instruments and Concentration of Credit Risk

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

On July 30, 2021, the Company entered into forward currency exchange contracts designated as cash flow hedges of forecasted foreign currency expenses with a notional amount of $10.5 million as of December 31, 2021. Changes in the fair value of the derivatives are recorded in accumulated other comprehensive loss in the condensed consolidated balance sheets until earnings are affected by the variability of the cash flows. During the year ended December 31, 2021, the Company recorded an unrealized loss of $0.2 million ($0.1 million net of tax) on the forward currency exchange contracts in other comprehensive income and transferred unrealized losses $0.4 million to cost of sales (See Note 19). The Company also has forward currency exchange contracts in place as of December 31, 2021 that have not been designated as accounting hedges and, therefore, changes in fair value are recorded within the condensed consolidated statements of income.

As of December 31, 2021, the fair value estimates for the Company's forward currency exchange contracts were based on Level 2 inputs of the fair value hierarchy, which includes obtaining directly or indirectly observable values from third parties active in the relevant markets. Inputs in the fair value of the foreign currency forward contracts include prevailing forward and spot prices for currencies. The Company enters into forward currency exchange contracts for its operations in Mexico and Europe.

The Company has an interest rate swap agreement with a notional amount of $129.4 million and $136.9 million as of December 31, 2021 and 2020, respectively, to hedge a portion of its interest rate exposure on outstanding borrowings under the Amended and Restated Credit Agreement. Under this interest rate swap agreement, the Company receives variable rate interest payments based on the one-month LIBOR rate and pays fixed rate interest payments. The fixed interest rate for the contract is 2.928%. The effect of this swap is to convert a portion of the floating rate interest expense on the borrowing under the Amended and Restated Credit Agreement to fixed interest rate expense. Based on the terms of the interest rate swap contract and the underlying borrowings outstanding under the Amended and Restated Credit Agreement, the interest rate contract was determined to be highly effective, and thus qualifies and has been designated as a cash flow hedge. As such, changes in the fair value of the interest rate swap are recorded in other comprehensive income on the accompanying consolidated balance sheets until earnings are affected by the variability of cash flows. As of December 31, 2017, the Company had an interest rate swap agreement with a notional amount of $155.3 million with a fixed interest rate of 1.4935%. During 2018, the Company terminated this agreement for $3.5 million and the gain was amortized to offset interest expense over the remaining term of the swap agreement which ended November 2020.

The fair value of the interest rate swap agreements was a $4.3 million liability as of December 31, 2021 and a $9.0 million liability as of December 31, 2020 recorded in accrued liabilities in the consolidated balance sheets. During the year ended December 31, 2021, the Company recorded unrealized gains of $4.7 million ($3.5 million net of tax) on the swaps in other comprehensive loss. During the year ended December 31, 2020 the Company recorded unrealized losses of $2.7 million ($2.0 million net of tax) on the swap in other comprehensive loss and transferred unrealized gains of $1.5 million ($1.1 million net of tax) on the terminated swap to interest expense. During the year ended December 31, 2019, the Company recorded unrealized losses of $3.3 million ($2.5 million net of tax) on the swap in other comprehensive loss and transferred unrealized gains of $1.7 million ($1.2 million net of tax) on the terminated swap to interest expense. See Note 19.

As of December 31, 2021, the fair value estimate for the Company's interest rate swap agreement were based on Level 2 inputs of the fair value hierarchy, as we obtained the valuation from a third party active in relevant markets. The valuation of the swap is primarily measured through various pricing models or discounted cash flow analysis that incorporate observable market parameters, such as interest rate yield curves and volatility.

The following table presents the fair value of the Company's derivative instruments:

	Fair Values of Derivative Instrument
	Liability Derivatives
	December 31,
(in thousands)	2021	2020
Derivatives designated as hedging instruments
Forward currency exchange contracts	$178	$—
Interest rate swap	$4,332	$9,011

Financial instruments that subject the Company to credit risk consist of cash and cash equivalents and restricted cash and trade accounts receivable. The Company maintains cash and cash equivalents with recognized financial institutions. One of the most significant credit risks is the ultimate realization of accounts receivable. This risk is mitigated by (i) sales to well established companies, (ii) ongoing credit evaluation of customers, and (iii) frequent contact with customers, thus enabling management to monitor current changes in business operations and to respond accordingly. Management considers these concentrations of credit risks in establishing our allowance for doubtful accounts and believes these allowances are adequate. The Company had one customer whose gross accounts receivable exceeded 10% of total gross accounts receivable as of December 31, 2021. That customer represented 15% of our total gross accounts receivable.

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

Note 12—Accounts Receivable Sale Program

As of December 31, 2021, in connection with a trade accounts receivable sale program with unaffiliated financial institutions, the Company may elect to sell, at a discount, on an ongoing basis, up to a maximum of $120.0 million of specific accounts receivable at any one time.

During the years ended December 31, 2021, 2020 and 2019, the Company sold $394.6 million, $305.8 million and $284.0 million, respectively, of accounts receivable under this program, and in exchange, the Company received cash proceeds of $394.0 million, $305.2 million and $283.2 million, respectively, net of the discount. The loss on the sale resulting from the discount was recorded to other expense within the consolidated statements of income.

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

	Year Ended December 31,
(in thousands)	2021	2020	2019
Net sales:
Americas	$1,203,544	$1,209,032	$1,428,795
Asia	912,560	746,661	741,630
Europe	228,834	174,547	176,384
Elimination of intersegment sales	(89,619)	(77,109)	(78,714)
	$2,255,319	$2,053,131	$2,268,095
Depreciation and amortization:
Americas	$20,589	$22,802	$21,784
Asia	10,660	11,018	11,108
Europe	2,878	2,842	3,035
Corporate	10,025	12,130	12,500
	$44,152	$48,792	$48,427
Income from operations:
Americas	$45,807	$32,629	$55,749
Asia	90,725	63,880	47,862
Europe	11,054	6,077	6,983
Corporate and intersegment eliminations	(94,524)	(77,452)	(82,049)
	53,062	25,134	28,545
Interest expense	(8,472)	(8,364)	(6,664)
Interest income	540	1,196	3,829
Other income (expense)	277	(673)	1,559
Income before income taxes	$45,407	$17,293	$27,269
Capital expenditures:
Americas	$28,673	$24,392	$15,822
Asia	4,253	7,836	9,493
Europe	6,072	1,838	3,702
Corporate	3,179	5,453	6,101
	$42,177	$39,519	$35,118
Total assets:
Americas	$885,574	$777,658	$792,180
Asia	663,881	532,793	533,508
Europe	178,263	146,277	139,977
Corporate	176,162	287,507	294,209
	$1,903,880	$1,744,235	$1,759,874

Geographic net sales information provided below reflects the destination of the product shipped. Long-lived assets information is based on the physical location of the asset and includes property, plant and equipment, net, operating lease right-of-use assets, and other long-term assets, net.

	Year Ended December 31,
(in thousands)	2021	2020	2019
Geographic net sales:
United States	$1,328,754	$1,322,728	$1,508,966
Singapore	326,688	$222,285	$199,934
Other Asia	202,792	168,500	191,095
Europe	285,017	240,672	266,216
Other	112,068	98,946	101,884
	$2,255,319	$2,053,131	$2,268,095
Long-lived assets:
United States	$240,430	$235,193	$247,074
Asia	65,327	69,669	76,507
Europe	29,588	18,002	20,258
Other	22,303	21,980	23,563
	$357,648	$344,844	$367,402

Note 14 – Revenue

The Company’s revenues are generated primarily from the sale of manufactured products built to customer specifications. The Company also generates revenue from design, development and engineering services, in addition to the sale of other inventory.

Revenue is measured based on the consideration specified in a contract with a customer. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a manufactured product to a customer. The Company’s contracts with customers are generally short-term in nature. Customers are generally billed when the product is shipped or as services are performed. Under the majority of the Company’s manufacturing contracts with customers, the customer controls all of the work-in-progress as products are being built. Revenues under these contracts are recognized progressively based on the cost-to-cost method. For other manufacturing contracts, the customer does not take control of the product until it is completed. Under these contracts, the Company recognizes revenue upon transfer of control of the product to the customer, which is generally when goods are shipped. Revenue from design, development and engineering services is recognized over time as the services are performed. The Company assumes no significant obligations after shipment as it typically warrants workmanship only. Therefore, the warranty provisions are generally not significant.

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

	Reportable Operating Segments
	Year Ended December 31, 2021
(in thousands)	Americas	Asia	Europe	Total
Market Sector:
Industrials	$79,726	$262,546	$86,174	$428,446
A&D	360,030	1,692	20,009	381,731
Medical	220,635	189,614	51,585	461,834
Semi-Cap	215,596	266,065	67,640	549,301
Computing	163,423	35,842	140	199,405
Telecommunications	120,739	112,684	1,179	234,602
External revenue	1,160,149	868,443	226,727	2,255,319
Elimination of intersegment sales	43,395	44,117	2,107	89,619
Segment revenue	$1,203,544	$912,560	$228,834	$2,344,938

	Year Ended December 31, 2020
(in thousands)	Americas	Asia	Europe	Total
Market Sector:
Industrials	$110,063	$196,209	$66,789	$373,061
A&D	401,599	—	21,972	423,571
Medical	255,246	211,567	31,657	498,470
Semi-Cap	158,380	159,016	51,578	368,974
Computing	140,109	31,228	—	171,337
Telecommunications	96,937	119,987	794	217,718
External revenue	1,162,334	718,007	172,790	2,053,131
Elimination of intersegment sales	46,698	28,654	1,757	77,109
Segment revenue	$1,209,032	$746,661	$174,547	$2,130,240

	Year Ended December 31, 2019
(in thousands)	Americas	Asia	Europe	Total
Market Sector:
Industrials	$165,163	$214,575	$73,838	$453,576
A&D	400,326	—	31,597	431,923
Medical	263,688	167,296	17,218	448,202
Semi-Cap	102,908	123,764	51,093	277,765
Computing	308,077	53,051	85	361,213
Telecommunications	143,686	149,890	1,840	295,416
External revenue	1,383,848	708,576	175,671	2,268,095
Elimination of intersegment sales	44,947	33,054	713	78,714
Segment revenue	$1,428,795	$741,630	$176,384	$2,346,809

During 2021, 2020 and 2019, 90.3%, 90.2% and 91.5%, respectively, of the Company’s revenue was recognized as products and services were transferred over time.

The timing of revenue recognition, billings and cash collections result in billed accounts receivable, contract assets and advance payments from customers.

As of December 31, 2021 and 2020, the Company had $155.2 million and $142.8 million, respectively, in contract assets from contracts with customers. The contract assets primarily relate to the Company’s right to consideration for work completed but not billed at the reporting date. The contract assets are transferred to accounts receivable when the rights become unconditional.

	Year Ended December 31,
(in thousands)	2021	2020
Beginning balance as of December 31	$142,779	$161,061
Revenue recognized	2,037,206	1,848,807
Amounts collected or invoiced	(2,024,742)	(1,867,089)
Ending balance as of December 31	$155,243	$142,779

As of December 31, 2021 and 2020, the Company had $118.1 million and $84.1 million, respectively, in advance payments from customers. Of those amounts $79.9 million and $54.9 million, respectively, were related to both customer deposits and prepayments of inventory and $38.2 million and $29.2 million, respectively, were related to the contractual timing of payments. The advance payments are not considered a significant financing component because they are used to meet working capital demands of a contract, offset inventory risks and protect the company from the failure of other parties to fulfill obligations under a contract.

Note 15—Employee Benefit Plans

The Company has defined contribution plans qualified under Section 401(k) of the Internal Revenue Code for the benefit of all its U.S. employees. The Company’s contributions to the plans are based on employee contributions and compensation. During 2021, 2020 and 2019, the Company made contributions to the plans of approximately $3.3 million, $3.1 million and $6.2 million, respectively. The Company also has defined contribution benefit plans for certain of its international employees primarily dictated by the custom of the regions in which it operates. During each of 2021, 2020 and 2019, the Company made contributions to the international plans of approximately $0.1 million.

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

The Company recognized restructuring charges during 2021, 2020 and 2019 primarily related to the closure of facilities in the Americas and capacity reductions in the workforce of certain facilities across various regions in Asia and Europe, respectively.

The following table summarizes the 2021 activity in accrued restructuring, which is included in accrued liabilities in the condensed consolidated balance sheets, related to various restructuring activities initiated prior to December 31, 2021:

	Balance as of				Foreign	Balance as of
	December 31,	Restructuring	Cash	Non-Cash	Exchange	December 31,
(in thousands)	2020	Charges	Payment	Activity	Adjustments	2021
Restructuring:
Severance	$3,996	$4,130	$(4,685)	$(184)	$—	$3,257
Lease facility costs	50	2,745	(2,618)	(160)	—	17
Other exit costs	408	2,470	(2,252)	(389)	—	237
Total	$4,454	$9,345	$(9,555)	$(733)	$—	$3,511

In addition, during 2021, we incurred $4.4 million in costs related to asset impairments in the Americas.

The following table summarizes the 2020 activity in accrued restructuring, which is included in accrued liabilities in the condensed consolidated balance sheets, related to various restructuring activities initiated prior to December 31, 2020:

	Balance as of				Foreign	Balance as of
	December 31,	Restructuring	Cash	Non-Cash	Exchange	December 31,
(in thousands)	2019	Charges	Payment	Activity	Adjustments	2020
Restructuring:
Severance	$3,956	$7,010	$(6,666)	$(304)	$—	$3,996
Lease facility costs	—	3,716	(2,394)	(1,272)	—	50
Other exit costs	—	2,174	(655)	(1,111)	—	408
Total	$3,956	$12,900	$(9,715)	$(2,687)	$—	$4,454

In addition, during 2020, the Company incurred $5.7 million and $1.0 million in costs related to asset impairments in the Americas and Asia, respectively.

The following table summarizes the 2019 activity in accrued restructuring, which is included in accrued liabilities in the condensed consolidated balance sheets, related to various restructuring activities initiated prior to December 31, 2019:

	Balance as of				Foreign	Balance as of
	December 31,	Restructuring	Cash	Non-Cash	Exchange	December 31,
(in thousands)	2018	Charges	Payment	Activity	Adjustments	2019
Restructuring:
Severance	$282	$6,449	$(2,775)	$—	$—	$3,956
Lease facility costs	—	—	—	—	—	—
Other exit costs	1,053	2,058	(2,156)	(944)	(11)	—
Total	$1,335	$8,507	$(4,931)	$(944)	$(11)	$3,956

Note 18—Ransomware Incident

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

We have insurance coverage, including cyber insurance, and worked diligently with our insurance carriers on claims to recover costs incurred, as discussed further below.

In 2019, ransomware incident related costs incurred totaled $12.7 million or $7.7 million, net of estimated insurance recoveries of $5.0 million. These costs were primarily comprised of certain employee related expenses and various third-party consulting services, including forensic experts, legal counsel and other IT professional expenses. During the year ended December 31, 2020, the Company collected $6.6 million of insurance recoveries, which included $5.0 million of estimated insurance recoveries recorded in 2019 and an additional $1.6 million recorded in 2020. During the year ended December 31, 2021, the Company collected an additional $3.9 million of insurance recoveries. As of December 31, 2021, the Company has collected insurance recoveries totaling $10.5 million. No further insurance recoveries are expected.

Note 19—Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component were as follows:

	Foreign
	currency	Derivative
	translation	instruments,
(in thousands)	adjustments	net of tax	Other	Total
Balances, December 31, 2018	$(11,840)	116	600	$(11,124)
Other comprehensive gain (loss) before reclassifications	(585)	(2,474)	(1,334)	(4,393)
Amounts reclassified from accumulated other comprehensive loss	—	(1,242)	—	(1,242)
Net current period other comprehensive gain (loss)	(585)	(3,716)	(1,334)	(5,635)
Balances, December 31, 2019	(12,425)	(3,600)	(734)	(16,759)
Other comprehensive gain (loss) before reclassifications	4,050	(2,024)	(800)	1,226
Amounts reclassified from accumulated other comprehensive loss	—	(1,118)	—	(1,118)
Net current period other comprehensive gain (loss)	4,050	(3,142)	(800)	108
Balances, December 31, 2020	$(8,375)	$(6,742)	$(1,534)	$(16,651)
Other comprehensive gain (loss) before reclassifications	(4,354)	3,018	477	(859)
Amounts reclassified from accumulated other comprehensive loss	—	352	—	352
Net current period other comprehensive gain (loss)	(4,354)	3,370	477	(507)
Balances, December 31, 2021	$(12,729)	$(3,372)	$(1,057)	$(17,158)

See Note 10 for further explanation of the change in derivative instruments that is recorded to accumulated other comprehensive loss.

Note 20—Supplemental Cash Flow and Non-Cash Information

The following is additional information concerning supplemental disclosures of cash payments.

	Year Ended December 31,
(in thousands)	2021	2020	2019
Income taxes paid, net	$20,558	$18,071	$16,895
Interest paid	$8,207	$9,048	$8,347
Non-cash investing activity:
Additions to property, plant and equipment in accounts payable	$8,614	$3,164	$9,119

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Benchmark Electronics, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Benchmark Electronics, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Evaluation of income tax expense

As discussed in Notes 1 and 8 to the consolidated financial statements, the Company has recorded income tax expense of $9.6 million for the year ended December 31, 2021. The Company serves international markets and is subject to income taxes in the United States and foreign jurisdictions, which affect the Company’s income tax expense. Income tax expense is an estimate based on the Company’s understanding of current enacted tax laws and tax rates of each tax jurisdiction.

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

February 25, 2022

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included in Part II, Item 8 of this Report.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the last fiscal quarter covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Although we have modified our workplace practices globally due to the pandemic, resulting in some of our employees working remotely, this has not materially affected our internal control over financial reporting. We are continually monitoring and assessing the impacts and disruptions caused by the pandemic to ensure there are no material effects on our internal control over financial reporting and to minimize such impacts on their design and operating effectiveness.

We are currently upgrading our enterprise resource planning system (ERP), which is expected to occur in phases over the next several years. We have completed the implementation of the upgrades at certain of the Company’s locations, and have revised and updated the related controls. These changes did not materially affect our internal control over financial reporting. As we implement the upgrades of this ERP system at the remaining locations over the next several years, we will continue to assess the impact on our internal control over financial reporting.

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

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item can be found in the Company’s Proxy Statement for the 2022 Annual Meeting of Shareholders (the 2022 Proxy Statement), to be filed with the SEC not later than 120 days after the end of the Company’s fiscal year ended December 31, 2021 and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item can be found in the 2022 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth certain information relating to our equity compensation plans as of December 31, 2021:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	1,730,509(1)	$20.06(1)	2,237,556

(1)
Includes 1,598,552 restricted stock units and performance restricted stock units. The weighted-average exercise price does not take these awards into account.

Additional information required by this item can be found in the 2022 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item can be found in the 2022 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

Our independent registered public accounting firm is KPMG LLP, Phoenix, Arizona, Auditor Firm ID: 185.

The information required by this item can be found in the 2022 Proxy Statement and is incorporated herein by reference.

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

10.16 (3)

Amended and Restated Credit Agreement, dated December 31, 2021, by and among Benchmark Electronics, Inc., certain of its subsidiaries, the lenders party thereto and Bank of America, N.A. as Administrative Agent, Swingline Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Company's Current Report of Form 8-dated December 28, 2021 (Commission file number 1-10560))

10.17

Cooperation Agreement, dated as of December 19, 2016, by and among the Company and Engaged Capital, LLC, Engaged Capital Flagship Master Fund, LP, Engaged Capital Flagship Fund, LP, Engaged Capital Flagship Fund, Ltd, and Engaged Capital Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 19, 2016 (Commission file number 1-10560))

10.18 (1)	Form of Key Management Severance Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 11, 2017 (Commission file number 1-10560))

10.19 (1)

Employment Agreement, dated February 26, 2019, between the Company and Jeffrey W. Benck (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 28, 2019 (Commission file number 1-10560))

10.20 (1)

Benchmark Electronics, Inc. 2019 Omnibus Incentive Compensation Plan (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed April 5, 2019) (Commission file number 1-10560)

10.21 (1)

Form of restricted stock unit award agreement for use under the 2019 Plan (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (Commission file number 1-10560))

10.22 (1)

Form of performance-based restricted stock unit award agreement for use under the 2019 Plan (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (Commission file number 1-10560))

14.1	Code of Conduct (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (Commission file number 1-10560))

21 (2)	Subsidiaries of Benchmark Electronics, Inc.

23 (2)	Consent of Independent Registered Public Accounting Firm

31.1 (2)	Section 302 Certification of Chief Executive Officer

31.2 (2)	Section 302 Certification of Chief Financial Officer

32.1 (2)	Section 1350 Certification of Chief Executive Officer

32.2 (2)	Section 1350 Certification of Chief Financial Officer

101.INS (2)	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH (2)	Inline XBRL Taxonomy Extension Schema Document

101.CAL (2) 101.DEF (2)	Inline XBRL Taxonomy Extension Calculation Linkbase Document Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB (2)	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE (2)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104 (2)	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101

(1)
Indicates management contract or compensatory plan or arrangement.
(2)
Filed/furnished herewith.
(3)
Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish supplementally to the SEC a copy of any omitted exhibits or schedules upon request.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BENCHMARK ELECTRONICS, INC.
By:	/s/ Jeffrey W. Benck
Jeffrey W. Benck
President and Chief Executive Officer
Date:	February 25, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Name	Position	Date

/s/ David W. Scheible	Chairman of the Board	February 25, 2022
David W. Scheible

/s/ Jeffrey W. Benck	President, Chief Executive Officer and Director	February 25, 2022
Jeffrey W. Benck	(principal executive officer)

/s/ Roop K. Lakkaraju	Chief Financial Officer	February 25, 2022
Roop K. Lakkaraju	(principal financial and accounting officer)

/s/ Anne De Greef-Safft	Director	February 25, 2022
Anne De Greef-Safft

/s/ Douglas G. Duncan	Director	February 25, 2022
Douglas G. Duncan

/s/ Robert K. Gifford	Director	February 25, 2022
Robert K. Gifford

/s/ Ramesh Gopalakrishnan	Director	February 25, 2022
Ramesh Gopalakrishnan

/s/ Kenneth T. Lamneck	Director	February 25, 2022
Kenneth T. Lamneck

/s/ Jeffrey S. McCreary	Director	February 25, 2022
Jeffrey S. McCreary

/s/ Lynn A. Wentworth	Director	February 25, 2022
Lynn A. Wentworth