Form 10-Q
period 2022-03-31
BENCHMARK ELECTRONICS INC
filed 2022-05-05
CIK 863436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 3, 2022, there were 35,132,965 shares of common stock of Benchmark Electronics, Inc., par value $0.10 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
(in thousands, except par value)	2022	2021
Assets
Current assets:
Cash and cash equivalents	$244,935	$271,749
Accounts receivable, net of allowance for doubtful accounts of $908 and $788, respectively	381,998	355,883
Contract assets	168,675	155,243
Inventories	608,347	523,240
Prepaid expenses and other assets	47,061	41,688
Income taxes receivable	2	341
Total current assets	1,451,018	1,348,144
Property, plant and equipment, net	190,526	186,666
Operating lease right-of-use assets	92,423	99,158
Goodwill	192,116	192,116
Deferred income taxes	6,352	5,972
Other assets, net	70,121	71,824
	$2,002,556	$1,903,880
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$1,808	$985
Accounts payable	457,252	426,555
Advance payments from customers	129,600	118,124
Income taxes payable	6,089	6,164
Accrued liabilities	89,716	102,554
Total current liabilities	684,465	654,382
Long-term debt, less current installments	201,510	129,289
Operating lease liabilities	85,024	90,878
Other long-term liabilities	55,068	55,445
Deferred income taxes	84	84
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.10 par value; 5,000 shares authorized, none issued	—	—
Common stock, $0.10 par value; 145,000 shares authorized; issued and outstanding – 35,261 and 35,213, respectively	3,526	3,521
Additional paid-in capital	506,714	507,447
Retained earnings	482,052	479,992
Accumulated other comprehensive loss	(15,887)	(17,158)
Total shareholders’ equity	976,405	973,802
	$2,002,556	$1,903,880

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2022	2021
Sales	$636,083	$505,721
Cost of sales	578,481	463,494
Gross profit	57,602	42,227
Selling, general and administrative expenses	36,289	30,548
Amortization of intangible assets	1,609	1,598
Restructuring charges and other costs	4,297	1,591
Ransomware related incident costs (recovery), net	—	(3,444)
Income from operations	15,407	11,934
Interest expense	(1,750)	(2,149)
Interest income	130	165
Other expense	(294)	(276)
Income before income taxes	13,493	9,674
Income tax expense	2,533	1,757
Net income	$10,960	$7,917
Earnings per share:
Basic	$0.31	$0.22
Diluted	$0.31	$0.22
Weighted-average number of shares outstanding:
Basic	35,245	36,250
Diluted	35,470	36,711

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended March 31,
(in thousands)	2022	2021
Net income	$10,960	$7,917
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,155)	(2,420)
Unrealized gain on derivatives, net of tax	2,447	945
Other	(21)	139
Other comprehensive income (loss)	1,271	(1,336)
Comprehensive income	$12,231	$6,581

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(unaudited)

(in thousands)	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balances, December 31, 2021	35,213	$3,521	$507,447	$479,992	$(17,158)	$973,802
Stock-based compensation expense	—	—	4,206	—	—	4,206
Shares repurchased and retired	(214)	(21)	(2,375)	(3,086)	—	(5,482)
Stock options exercised	32	3	456	—	—	459
Vesting of restricted stock units	346	35	(35)	—	—	—
Shares withheld for taxes	(116)	(12)	(2,985)	—	—	(2,997)
Dividends declared	—	—	—	(5,814)	—	(5,814)
Net income	—	—	—	10,960	—	10,960
Other comprehensive income	—	—	—	—	1,271	1,271
Balances, March 31, 2022	35,261	$3,526	$506,714	$482,052	$(15,887)	$976,405

(in thousands)	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balances, December 31, 2020	36,295	$3,629	$510,405	$492,205	$(16,651)	$989,588
Stock-based compensation expense	—	—	2,850	—	—	2,850
Shares repurchased and retired	(442)	(41)	(4,928)	(8,083)	—	(13,052)
Stock options exercised	25	2	274	—	—	276
Vesting of restricted stock units	284	28	(28)	—	—	—
Shares withheld for taxes	(100)	(10)	(2,914)	—	—	(2,924)
Dividends declared	—	—	—	(5,772)	—	(5,772)
Net income	—	—	—	7,917	—	7,917
Other comprehensive loss	—	—	—	—	(1,336)	(1,336)
Balances, March 31, 2021	36,062	$3,608	$505,659	$486,267	$(17,987)	$977,547

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
(in thousands)	2022	2021
Cash flows from operating activities:
Net income	$10,960	$7,917
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	8,294	8,973
Amortization	2,603	2,082
Provision for doubtful accounts	120	—
Deferred income taxes	(1,201)	(161)
Loss (gain) on the sale of property, plant and equipment	41	(8)
Loss on assets held for sale	1,983	—
Stock-based compensation expense	4,206	2,850
Changes in operating assets and liabilities:
Accounts receivable	(26,356)	32,561
Contract assets	(13,431)	(5,426)
Inventories	(85,751)	(28,700)
Prepaid expenses and other assets	(8,742)	(6,675)
Accounts payable	35,869	42,439
Advance payments from customers	11,475	(7,289)
Accrued liabilities	(7,960)	(11,990)
Operating leases	(398)	(608)
Income taxes	263	648
Net cash (used in) provided by operations	(68,025)	36,613
Cash flows from investing activities:
Additions to property, plant and equipment	(17,203)	(5,770)
Proceeds from the sale of property, plant and equipment	—	13
Proceeds from the sale of assets held for sale	1,325	—
Additions to purchased software	(772)	(652)
Other	5	—
Net cash used in investing activities	(16,645)	(6,409)
Cash flows from financing activities:
Proceeds from stock options exercised	459	276
Employee taxes paid for with shares withheld	(2,997)	(2,924)
Dividends paid	(5,805)	(5,805)
Borrowings under credit agreement	203,000	—
Principal payments on credit agreement	(130,000)	(1,875)
Principal payments on finance leases	(41)	(380)
Share repurchases	(5,482)	(13,052)
Net cash provided by (used in) financing activities	59,134	(23,760)
Effect of exchange rate changes	(1,278)	(2,006)
Net (decrease) increase in cash and cash equivalents and restricted cash	(26,814)	4,438
Cash and cash equivalents and restricted cash at beginning of year	271,749	395,990
Cash and cash equivalents and restricted cash at end of period	$244,935	$400,428

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(amounts in thousands, except per share data, unless otherwise noted)

(unaudited)

Note 1 – Basis of Presentation

Benchmark Electronics, Inc. (the Company) is a Texas corporation that provides advanced manufacturing services, which includes design and engineering services and technology solutions. From initial product concept to volume production, including direct order fulfillment and aftermarket services, the Company has been providing integrated services and solutions to original equipment manufacturers (OEMs) since 1979. The Company serves the following industries: aerospace and defense (A&D), medical technologies, complex industrials, semiconductor capital equipment (Semi-Cap), next-generation telecommunications and advanced computing. The Company has manufacturing operations located in the United States and Mexico (the Americas), Asia and Europe.

The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). The condensed consolidated financial statements reflect all normal and recurring adjustments necessary in the opinion of management for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2021 (the 2021 10-K).

Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States (U.S. GAAP) with consideration given to the potential impacts of the coronavirus disease (COVID) pandemic. However, actual results could differ materially from these estimates and be significantly affected by the severity and duration of the pandemic, the extent of actions to contain or treat COVID, how quickly and to what extent normal economic and operating activity can resume, and the severity and duration of the global economic downturn that results from the pandemic.

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

Note 3 – Inventories

Inventory costs are summarized as follows:

	March 31,	December 31,
(in thousands)	2022	2021
Raw materials	$589,489	$504,307
Work in process	17,134	15,338
Finished goods	1,724	3,595
	$608,347	$523,240

Note 4 – Goodwill and Other Intangible Assets

Goodwill allocated to the Company’s reportable segments were as follows:

(in thousands)	Americas	Asia	Total
Goodwill as of December 31, 2021 and March 31, 2022	$154,014	$38,102	$192,116

Other assets, net consist primarily of acquired identifiable intangible assets and capitalized purchased software costs. Acquired identifiable intangible assets and purchased software as of March 31, 2022 and December 31, 2021 were as follows:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$100,113	$(61,243)	$38,870
Purchased software costs	48,615	(33,563)	15,052
Technology licenses	26,800	(26,800)	—
Trade names and trademarks	7,800	—	7,800
Other	868	(362)	506
Intangible assets, March 31, 2022	$184,196	$(121,968)	$62,228

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$100,136	$(59,680)	$40,456
Purchased software costs	49,788	(34,325)	15,463
Technology licenses	26,800	(26,800)	—
Trade names and trademarks	7,800	—	7,800
Other	868	(356)	512
Intangible assets, December 31, 2021	$185,392	$(121,161)	$64,231

Customer relationships are being amortized on a straight-line basis over a period of 10 to 14 years. Capitalized purchased software costs are amortized straight-line over the estimated useful life of the related software, which ranges from 2 to 14 years. Technology licenses are being amortized over their estimated useful lives in proportion to the economic benefits consumed. The Company’s acquired trade names and trademarks have been determined to have an indefinite life. Amortization on the statements of cash flow for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Amortization of intangible assets	$1,609	$1,598
Amortization of capitalized purchased software costs	909	369
Amortization of debt costs	85	115
	$2,603	$2,082

The estimated future amortization expense of acquired intangible assets for each of the next five years is as follows (in thousands):

Year ending December 31,	Amount
2022 (remaining nine months)	4,775
2023	5,979
2024	4,817
2025	4,817
2026	4,817

Note 5 – Borrowing Facilities

Long-term debt outstanding as of March 31, 2022 and December 31, 2021 consists of the following:

	March 31,	December 31,
(in thousands)	2022	2021
Revolving credit facility	$73,000	$—
Term loan	131,250	131,250
Less unamortized debt issuance costs	(1,585)	(1,670)
Long-term debt	$202,665	$129,580

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

The Revolving Credit Facility is available for general corporate purposes. The Amended and Restated Credit Agreement includes an accordion feature pursuant to which the Company is permitted to add one or more incremental term loans and/or increase commitments under the Revolving Credit Facility in an aggregate amount of $100 million or a higher amount, subject to the satisfaction of certain conditions and exceptions.

The Term Loan Facility is subject to quarterly principal installments equal to 0.625% of the initial aggregate term loan advances to be paid commencing December 31, 2022 through September 30, 2024 and 1.25% of the initial aggregate term loan advances from December 31, 2024 until the maturity date.

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

As of March 31, 2022, a portion of the $131.3 million of the outstanding debt under the Amended and Restated Credit Agreement is effectively at a fixed interest rate of 2.928% as a result of a $127.5 million notional interest rate swap contract discussed in Note 10. A commitment fee of 0.20% to 0.30% per annum (based on the debt to EBITDA ratio) on the unused portion of the Revolving Credit Facility is payable quarterly in arrears.

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

As of March 31, 2022, the Company had $131.3 million in borrowings outstanding under the Term Loan Facility, $73.0 million in borrowings outstanding under the Revolving Credit Facility, and $3.9 million in letters of credit outstanding under the Revolving

Credit Facility. The Company had $173.1 million available for future borrowings under the Revolving Credit Facility subject to compliance with financial covenants as to interest coverage and debt leverage, in addition to other debt covenant restrictions.

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

The components of lease expense were as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Finance lease cost:
Amortization of right-of-use assets (included in depreciation expense)	$24	$194
Interest on lease liabilities	8	92
Operating lease cost	4,274	3,794
Short-term lease cost	80	90
Variable lease cost	469	467
Total lease cost	$4,855	$4,637

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for finance lease	$8	$103
Operating cash flows used for operating leases	$5,316	$4,285
Financing cash flows used for finance lease	$41	$380
Right-of-use assets obtained in exchange for new operating lease liabilities	$634	$12,124

The lease assets and liabilities as of March 31, 2022 and December 31, 2021 were as follows (in thousands):

	March 31,	December 31,
	2022	2021
Finance lease right-of-use assets (included in other assets)	$736	$760
Operating lease right-of-use assets	$92,423	$99,158
Finance lease liability, current (included in current installments of long-term debt)	$167	$165
Finance lease liability, noncurrent (included in long-term debt)	$486	$529
Operating lease liabilities, current (included in accrued liabilities)	$12,186	$13,465
Operating lease liabilities, noncurrent	$85,024	$90,878
Weighted average remaining lease term – finance leases	3.7 years	3.9 years
Weighted average remaining lease term – operating leases	10.1 years	10.0 years
Weighted average discount rate – finance leases	4.8%	4.8%
Weighted average discount rate – operating leases	4.1%	4.1%

Future annual minimum lease payments and finance lease commitments as of March 31, 2022 were as follows (in thousands):

Year ending December 31,	Operating Leases	Finance Leases
2022 (remaining nine months)	11,388	145
2023	13,864	194
2024	12,352	194
2025	11,785	178
2026	10,389	—
2027 and thereafter	60,237	—
Total minimum lease payments	$120,015	$711
Less: imputed interest	(22,805)	(58)
Present value of lease liabilities	$97,210	$653

As of March 31, 2022, the Company’s future operating leases that have not yet commenced include new facility leases in existing locations in the Americas which expire at various dates ranging from 2028 through 2032 and contain renewal options. The aggregate initial annual minimum lease payments of these leases approximate $3.0 million.

Note 7 – Common Stock and Stock-Based Awards Plans

Dividends

The Company began declaring and paying quarterly dividends during the first quarter of 2018. For both the three months ended March 31, 2022 and 2021, cash dividends paid totaled $5.8 million. On March 15, 2021, the Company declared a quarterly cash dividend of $0.16 per share of the Company’s common stock to shareholders of record as of March 31, 2021. On June 15, 2021, September 15, 2021, December 15, 2021 and March 15, 2022, the Company declared a quarterly cash dividend of $0.165 per share of the Company’s common stock to shareholders of record as of June 30, 2021, September 30, 2021, December 31, 2021, and March 31, 2022, respectively. The dividends for the first, second, third, and fourth quarters of 2021 and the first quarter of 2022 were paid on April 15, 2021, July 14, 2021, October 14, 2021, December 31, 2021, and April 14, 2022, respectively. The Company’s future dividend policy is subject to the Company’s compliance with applicable law, and depends on, among other things, the Company’s results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in the Company’s debt agreements, and other factors that the Board of Directors may deem relevant, including the impact of the COVID pandemic. Dividend payments are not mandatory or guaranteed; there can be no assurance that the Company will continue to pay a dividend in the future.

Share Repurchase Authorization

On February 19, 2020 and October 26, 2018, the Board of Directors authorized the repurchase of $150 million and $100 million, respectively, of the Company’s common stock in addition to the $250 million previously approved on March 6, 2018. During the three months ended March 31, 2022, the Company repurchased a total of 0.2 million common shares for an aggregate of $5.5 million at an average price of $25.60 per share. As of March 31, 2022, the Company had an aggregate $158.5 million remaining under its stock repurchase program.

Stock-Based Compensation

The Company’s 2019 Omnibus Incentive Compensation Plan (the 2019 Plan) authorizes the Company, upon approval of the Human Capital and Compensation Committee of the Board of Directors, to grant a variety of awards, including stock options, restricted shares and restricted stock units (both time-based and performance-based) and other forms of equity awards, or any combination thereof, to any director, officer, employee or consultant (including any prospective director, officer, employee or consultant) of the Company. Stock options (which have not been awarded since 2015) are granted to employees with an exercise price equal to the market price of the Company’s common stock on the date of grant, generally vest over a four-year period from the date of grant and have a term of 10 years. Time-based restricted stock units granted to employees generally vest over a four-year period from the date of grant, subject to the continued employment of the employee by the Company. Performance-based restricted stock units generally vest over a three-year performance cycle, which includes the year of the grant, and are based upon the Company’s achievement of specified performance metrics. Awards under the 2019 Plan to non-employee directors have been in the form of restricted stock units, which generally vest one year from the grant date.

As of March 31, 2022, 1.5 million common shares were available for issuance under the Company’s 2019 Plan.

All share-based payments to employees, including grants of employee stock options, are recognized in the condensed consolidated financial statements based on their grant date fair values. The total compensation cost recognized for stock-based awards was $4.2 million for the three months ended March 31, 2022 and $2.9 million for the three months ended March 31, 2021. The future tax benefit of these stock-based awards as of the grant date was $1.0 million for the three months ended March 31, 2022 and $0.7 million for the three months ended March 31, 2021. Awards of restricted stock units and performance-based restricted stock units are valued at the closing market price of the Company’s common stock on the date of grant. For performance-based restricted stock units, compensation expense is based on the probability that the performance goals will be achieved, which is monitored by management throughout the requisite service period. When it becomes probable, based on the Company’s expectation of performance during the measurement period, that more or less than the previous estimate of the awarded shares will vest, an adjustment to stock-based compensation expense is recognized as a change in accounting estimate.

As of March 31, 2022, the unrecognized compensation cost and remaining weighted-average amortization period related to stock-based awards were as follows:

(in thousands)	Restricted Stock Units	Performance- based Restricted Stock Units (1)
Unrecognized compensation cost	$30,909	$10,538
Remaining weighted-average amortization period	3.0 years	2.04 years

(1) Based on the probable achievement of the performance goals identified in each award.

The total cash received by the Company as a result of stock option exercises for the three months ended March 31, 2022 and 2021 was approximately $0.5 million and $0.3 million, respectively. The actual tax benefit realized as a result of stock option exercises and the vesting of other share-based awards during the three months ended March 31, 2022 and 2021 was $2.1 million and $1.9 million, respectively. For the three months ended March 31, 2022 and 2021, the total intrinsic value of stock options exercised was $0.4 million and $0.5 million, respectively.

The Company awarded performance-based restricted stock units to employees during the three months ended March 31, 2022 and 2021. The number of performance-based restricted stock units that will ultimately be earned will not be determined until the end of the corresponding performance periods, and may vary from as low as zero to as high as 2.5 times the target number depending on the level of achievement of certain performance goals. The level of achievement of these goals is based upon the financial results of the Company for the last full calendar year within the performance period. The performance goals consist of certain levels of achievement using the following financial metrics: revenue, operating income margin, and return on invested capital. If the performance goals are not met based on the Company’s financial results, the applicable performance-based restricted stock units will not vest and will be forfeited. Shares subject to forfeited performance-based restricted stock units will be available for re-issuance under the Company’s 2019 Plan.

The following table summarizes activities relating to the Company’s stock options:

(in thousands, except per share data)	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	132	$20.06
Exercised	(39)	16.33
Forfeited or expired	(2)	16.03
Outstanding and exercisable as of March 31, 2022	91	$21.75	2.00	$305

The aggregate intrinsic value in the table above is before income taxes and is calculated as the difference between the exercise price of the underlying options and the Company’s closing stock price as of the last business day of the period ended March 31, 2022 for options that had exercise prices that were below the closing price.

The following table summarizes the activities related to the Company’s time-based restricted stock units:

(in thousands, except per share data)	Number of Units	Weighted- Average Grant Date Fair Value
Non-vested awards outstanding as of December 31, 2021	1,057	$28.02
Granted	534	25.97
Vested	(346)	28.21
Forfeited	(11)	28.34
Non-vested awards outstanding as of March 31, 2022	1,234	$27.07

The following table summarizes the activities related to the Company’s performance-based restricted stock units:

		Weighted-
		Average
	Number of	Grant Date
(in thousands, except per share data)	Units	Fair Value
Non-vested units outstanding as of December 31, 2021	542	$28.06
Granted(1)	177	25.97
Forfeited	(142)	27.21
Non-vested units outstanding as of March 31, 2022	577	$27.63

(1) Represents target number of units that can vest based on the achievement of the performance goals.

Note 8 – Income Taxes

Income tax expense consists of the following:

	Three Months Ended March 31,
(in thousands)	2022	2021
Current:
U.S. Federal	$97	$(163)
State and local	171	140
Foreign	3,466	2,258
Deferred:	(1,201)	(478)
	$2,533	$1,757

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

As of December 31, 2021, the Company had approximately $365.2 million in cumulative undistributed foreign earnings of its foreign subsidiaries. These earnings would not be subject to U.S. income tax, if distributed to the Company. During 2018, the Company changed its assertion on its foreign subsidiaries earnings that are permanently reinvested. A certain amount of earnings from specific foreign subsidiaries are permanently reinvested, and certain foreign earnings from other specific foreign subsidiaries are considered to be non-permanently reinvested and are available for immediate distribution to the Company. Income taxes have been accrued on the non-permanently reinvested foreign earnings including any applicable local withholding taxes.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in the United States in response to the COVID pandemic. The CARES Act among other things, permits net operating loss carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021, and contains modifications on the limitation of business interest. The Company has evaluated the impact of these provisions and has determined these provisions did not have any impact on the three months ended March 31, 2022. In addition, the CARES Act allowed for employee retention tax credits to be taken in U.S. payroll tax filings, and allowed for the deferral of the employer portion of social security taxes during the calendar year 2020 with 50% to be paid at the end of calendar years 2021 and 2022, respectively. The Company deferred the payment of the employer portion of social security taxes for the year ended December 31, 2020 until the end of 2021 and 2022, respectively. During December 2021, the Company paid approximately 50% of the social security taxes previously deferred. The Company has also determined it was entitled to employee retention credits and filed for the credits in the second quarter 2020 payroll tax reports pursuant to the guidance provided by the Internal Revenue Service. The amount of credits has been recorded in operating expenses for the year ended December 31, 2020. The Company was not eligible for employee retention tax credits as of December 31, 2021. The Company has not received the retention credits from the Internal Revenue Service that it applied for during second quarter of 2020. The Internal Revenue Service has had some delays in processing the filings for the tax refunds.

The Company has been granted certain tax incentives, including tax holidays, for its subsidiaries in China and Thailand that will expire at various dates, unless extended or otherwise renegotiated, through 2023 in China and 2030 in Thailand, and are subject to certain conditions with which the Company expects to comply. The Malaysia tax incentive expired as of March 31, 2021, but the Company has applied for an extension of the Malaysia tax holiday which would extend the tax holiday for another five years until 2026. There is no guarantee that we will be granted the extension of the Malaysia tax holiday. The net impact of these tax incentives was to lower foreign income tax expense for the three months ended March 31, 2022 and 2021 by approximately $1.2 million (approximately $0.03 per diluted share), and $1.0 million (approximately $0.03 per diluted share), as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
China	$116	$—
Malaysia	—	417
Thailand	1,074	582
	$1,190	$999

As of March 31, 2022, the total amount of the reserve for uncertain tax benefits including interest and penalties was $9.5 million. The reserve is classified as a current or long-term liability in the condensed consolidated balance sheets based on the Company’s expectation of when the items will be settled. The Company records interest expense and penalties accrued in relation to uncertain income tax benefits as a component of current income tax expense.

The Company and its subsidiaries in Brazil, China, Ireland, Malaysia, Mexico, the Netherlands, Romania, Singapore, Thailand and the United States remain open to examination by the various local taxing authorities, in total or in part, for fiscal years 2016 to 2021. During such income tax examinations, disputes may occur as to matters of fact or law. Also, in most tax jurisdictions, the passage of time without examination will result in the expiration of applicable statutes of limitations thereby precluding examination of the tax period(s) for which such statute of limitation has expired. The Company believes that it has adequately provided for its tax liabilities.

Note 9 – Revenue

The Company’s revenues are generated primarily from its manufacturing services, which entails the sale of manufactured products built to customer specifications. The Company also generates revenue from design, development and engineering services, in addition to the sale of other inventory.

Revenue is measured based on the consideration specified in a contract with a customer. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a manufactured product to a customer. The Company’s contracts with customers are generally short-term in nature. The Company applies the optional exemption related to short-term performance obligations and does not disclose information about remaining performance obligations that have original expected durations of one year or less. Customers are generally billed when the product is shipped or as services are performed. Under the majority of the Company’s manufacturing contracts with customers, the customer controls all of the work-in-progress as products are being built. Revenues under these contracts are recognized progressively based on the cost-to-cost method. For other manufacturing contracts, the customer does not take control of the product until it is completed. Under these contracts, the Company recognizes revenue upon transfer of control of the product to the customer, which is generally when goods are shipped. Revenue from design, development and engineering services is recognized over time as the services are performed. As a general matter, the Company assumes no significant obligations after shipment as it typically warrants workmanship only. Therefore, the warranty provisions are generally not significant.

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

Disaggregation of revenue

In the following tables, revenue is disaggregated by market sector. The tables also include a reconciliation of the disaggregated revenue with the reportable operating segments. Elimination of intersegment sales includes intersegment sales between reportable operating segments.

	Reportable Operating Segments
	Three Months Ended March 31, 2022
(in thousands)	Americas	Asia	Europe	Total
Market Sector:
Industrials	$18,726	$84,458	$33,962	$137,146
A&D	68,701	7,015	5,471	81,187
Medical	67,979	38,993	9,901	116,873
Semi-Cap	66,323	96,818	20,296	183,437
Computing	44,626	10,430	—	55,056
Telecommunications	27,514	34,765	105	62,384
External revenue	293,869	272,479	69,735	636,083
Elimination of intersegment sales	11,711	14,767	606	27,084
Segment revenue	$305,580	$287,246	$70,341	$663,167

	Three Months Ended March 31, 2021
(in thousands)	Americas	Asia	Europe	Total
Market Sector:
Industrials	$20,996	$55,410	$19,046	$95,452
A&D	83,487	—	5,894	89,381
Medical	47,424	40,784	19,982	108,190
Semi-Cap	48,866	48,761	15,483	113,110
Computing	35,338	8,348	—	43,686
Telecommunications	29,958	25,719	225	55,902
External revenue	266,069	179,022	60,630	505,721
Elimination of intersegment sales	10,769	9,282	250	20,301
Segment revenue	$276,838	$188,304	$60,880	$526,022

During the three months ended March 31, 2022 and 2021, 89.3% and 90.0%, respectfully, of the Company’s revenue was recognized as products and services that were transferred over time.

The timing of revenue recognition, billings and cash collections result in billed accounts receivable, contract assets and advance payments from customers.

As of March 31, 2022 and December 31, 2021, the Company had $168.7 million and $155.2 million, respectively, in contract assets from contracts with customers. The contract assets primarily relate to the Company’s right to consideration for work completed but not billed at the reporting date. The contract assets are transferred to accounts receivable when the rights become unconditional.

Significant changes in the contract asset balance during the period are as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Beginning balance as of December 31	$155,243	$142,779
Revenue recognized	569,191	455,753
Amounts collected or invoiced	(555,759)	(450,327)
Ending balance as of March 31	$168,675	$148,205

As of March 31, 2022 and December 31, 2021, the Company had $129.6 million and $118.1 million, respectively, in advance payments from customers. Of those amounts, $98.8 million and $79.9 million, respectively, were customer deposits and prepayments of inventory and $30.8 million and $38.2 million, respectively, were related to the contractual timing of payments. The advance payments are not considered a significant financing component because they are used to meet working capital demands of a contract, offset inventory risks and protect the Company from the failure of other parties to fulfill obligations under a contract.

Note 10 – Accounts Receivable Sale Programs

As of March 31, 2022, in connection with trade accounts receivable sale programs with unaffiliated financial institutions, the Company may elect to sell, at a discount, on an ongoing basis, up to a maximum of $120.0 million of specific accounts receivable at any one time.

During the three months ended March 31, 2022 and 2021, the Company sold $107.2 million and $79.3 million, respectively, of accounts receivable under these programs, and in exchange, the Company received cash proceeds of $107.0 million and $79.2 million, respectively, net of the discount. The sale discount was recorded to other expense within the condensed consolidated statements of income.

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

The Company recognized $2.3 million of restructuring charges during the three months ended March 31, 2022 primarily related to the previously announced closures of our sites in San Jose, California, Angleton, Texas, and Moorpark, California in the Americas, and other smaller activities involving capacity reductions and reductions in workforce in certain facilities across various regions. San Jose, California operations have ceased and all restructuring activity is now complete as of March 31, 2022. Angleton, Texas operations have ceased and all restructuring activity is expected to be fully complete in 2022 upon the disposition of the facility. Moorpark, California operations are expected to cease at the end of 2022 with restructuring activity estimated to be complete shortly thereafter.

The following table summarizes the 2022 activity in accrued restructuring, which is included in accrued liabilities in the condensed consolidated balance sheets, related to various restructuring activities initiated prior to March 31, 2022:

	Balance as of				Foreign	Balance as of
	December 31,	Restructuring	Cash	Non-Cash	Exchange	March 31,
(in thousands)	2021	Charges	Payment	Activity	Adjustments	2022
Restructuring:
Severance	$3,257	$982	$(428)	$(205)	$—	$3,606
Lease facility costs	17	1,256	(1,257)	—	—	16
Other exit costs	237	70	(124)	(183)	—	—
Total	$3,511	$2,308	$(1,809)	$(388)	$—	$3,622

The components of the restructuring charges during 2022 were as follows:

(in thousands)	Americas	Asia	Europe	Total
Severance costs	$881	$101	$—	$982
Lease facility costs	1,256	—	—	1,256
Other exit costs	70	—	—	70
	$2,207	$101	$—	$2,308

Additionally, during the third quarter of 2021, the Company made the decision to no longer continue certain manufacturing capabilities in the Americas. In connection with that decision, the Company assessed the facility and equipment assets used in those manufacturing capabilities using valuation information from third parties and recorded $4.4 million of impairment charges as a result of that assessment. The asset impairment charges are included in the restructuring charges and other costs line item on the consolidated statements of income as of September 30, 2021. During the first quarter of 2022, the Company completed the sale of the equipment for $1.3 million and recorded a loss on assets held for sale of $2.0 million included in the restructuring charges and other costs line item on the consolidated statements of income.

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

In 2019, ransomware incident related costs incurred totaled $12.7 million or $7.7 million, net of estimated insurance recoveries of $5.0 million. These costs were primarily comprised of certain employee related expenses and various third party consulting services, including forensic experts, legal counsel and other IT professional expenses. During the year ended December 31, 2020, the Company collected $6.6 million of insurance recoveries, which included $5.0 million of estimated insurance recoveries recorded in 2019 and an additional $1.6 million recorded in 2020. During the year ended December 31, 2021, the Company collected an additional $3.9 million of insurance recoveries. As of December 31, 2021, the Company has collected insurance recoveries totaling $10.5 million. As of March 31, 2022, no further insurance recoveries are expected.

Note 14 – Earnings Per Share

Basic earnings per share is computed using the weighted-average number of shares outstanding. Diluted earnings per share is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding stock equivalents. Stock equivalents include common stock issuable upon the exercise or vesting of stock options and other equity instruments and are computed using the treasury stock method. Under the treasury stock method, the exercise price of a share and the amount of compensation cost, if any, for future service that the Company has not yet recognized are assumed to be used to repurchase shares in the current period. In periods when losses are reported, the weighted-average number of shares outstanding excludes stock equivalents because their inclusion would have an anti-dilutive effect.

The following table sets forth the calculation of basic and diluted earnings per share:

	Three Months Ended March 31,
(in thousands, except per share data)	2022	2021
Net income	$10,960	$7,917
Denominator for basic earnings per share – weighted-average number of common shares outstanding during the period	35,245	36,250
Incremental common shares attributable to exercise of dilutive options	24	51
Incremental common shares attributable to outstanding restricted stock units	201	410
Denominator for diluted earnings per share	35,470	36,711
Basic earnings per share	$0.31	$0.22
Diluted earnings per share	$0.31	$0.22

Potentially dilutive securities totaling 0.3 million and 4 thousand common shares for the three months ended March, 2022 and 2021, respectively, were not included in the computation of diluted earnings per share as their effect would have been anti-dilutive.

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

On July 30, 2021, the Company entered into forward currency exchange contracts designated as cash flow hedges of forecasted foreign currency expenses with a notional amount of $10.1 million as of March 31, 2022. Changes in the fair value of the derivatives are recorded in accumulated other comprehensive loss in the condensed consolidated balance sheets until earnings are affected by the variability of the cash flows. During the three months ended March 31, 2022, the Company recorded an unrealized gain of $0.5 million ($0.4 million net of tax) on the forward currency exchange contracts in other comprehensive income and transferred unrealized losses of $0.1 million to cost of sales (See Note 16). The Company also has forward currency exchange contracts in place as of March 31, 2022 that have not been designated as accounting hedges and, therefore, changes in fair value are recorded within the condensed consolidated statements of income.

As of March 31, 2022, the fair value estimates for the Company's forward currency exchange contracts were based on Level 2 inputs of the fair value hierarchy, which includes obtaining directly or indirectly observable values from third parties active in the relevant markets. Inputs in the fair value of the foreign currency forward contracts include prevailing forward and spot prices for currencies. The Company enters into forward currency exchange contracts for its operations in Mexico and Europe.

The Company has an interest rate swap agreement, with a notional amount of $127.5 million and $129.4 million as of March 31, 2022 and December 31, 2021, respectively, to hedge a portion of its interest rate exposure on outstanding borrowings under the Amended and Restated Credit Agreement. Under this interest rate swap agreement, the Company receives variable rate interest payments based on the one-month LIBOR rate and pays fixed rate interest payments. The fixed interest rate for the contract is 2.928%. The effect of this swap is to convert a portion of the floating rate interest expense to fixed interest rate expense. Based on the terms of the interest rate swap contract and the underlying borrowings outstanding under the Amended and Restated Credit Agreement, the interest rate contract was determined to be highly effective, and thus qualifies and has been designated as a cash flow hedge. As such, changes in the fair value of the interest rate swap are recorded in other comprehensive income on the accompanying condensed consolidated balance sheets until earnings are affected by the variability of cash flows. During the three months ended March 31, 2022, the Company recorded an unrealized gain of $2.8 million ($2.1 million net of tax) on the swap in other comprehensive income. See Note 16.

As of March 31, 2022, the fair value estimate for the Company's interest rate swap agreement were based on Level 2 inputs of the fair value hierarchy, as we obtained the valuation from a third party active in relevant markets. The valuation of the swap is primarily measured through various pricing models or discounted cash flow analysis that incorporate observable market parameters, such as interest rate yield curves and volatility.

The following table presents the fair value of the Company's derivative instruments:

	Fair Values of Derivative Instruments
	Asset Derivatives			Liability Derivatives
	Balance Sheet	March 31,	December 31,	Balance Sheet	March 31,	December 31,
(in thousands)	Location	2022	2021	Location	2022	2021
Derivatives designated as hedging instruments:
Forward currency exchange contracts	Other current assets	$324	$—	Accrued liabilities	$—	$178
Interest rate swap	Other current assets	$—	$—	Accrued liabilities	$1,566	$4,332

Note 16 – Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component were as follows:

	Three Months Ended March 31,
	2022				2021
	Foreign				Foreign
	Currency	Derivative			Currency	Derivative
	Translation	Instruments,			Translation	Instruments,
(in thousands)	Adjustments	Net of Tax	Other	Total	Adjustments	Net of Tax	Other	Total
Beginning balance	$(12,729)	$(3,372)	$(1,057)	$(17,158)	$(8,375)	$(6,742)	$(1,534)	$(16,651)
Other comprehensive gain (loss) before reclassifications	(1,155)	2,364	(21)	1,188	(2,420)	945	139	(1,336)
Amounts reclassified from accumulated other comprehensive loss	—	83	—	83	—	—	—	—
Net current period other comprehensive gain (loss)	(1,155)	2,447	(21)	1,271	(2,420)	945	139	(1,336)
Ending balance	$(13,884)	$(925)	$(1,078)	$(15,887)	$(10,795)	$(5,797)	$(1,395)	$(17,987)

Unrealized gains and losses relating to derivative instruments, reclassified from accumulated other comprehensive loss for the three months ended March 31, 2022 and 2021, were recognized as a component of cost of sales in the condensed consolidated statements of income, which relate to the Company's foreign currency contracts accounted for as cash flow hedges. See Note 15 for further explanation of the change in derivative instruments that is recorded to accumulated other comprehensive loss.

Note 17 – Segment and Geographic Information

The Company currently has manufacturing facilities in the Americas, Asia and Europe to serve its customers. The Company is operated and managed geographically, and management evaluates performance and allocates the Company’s resources on a geographic basis. Intersegment sales are generally recorded at prices that approximate arm’s length transactions. Operating segments’ measure of profitability is based on income from operations. Corporate and intersegment eliminations includes (1) corporate expenses not allocated to the Company’s three reporting segments, which are primarily general and administrative expenses such as corporate employee payroll and benefit costs and corporate facility costs and (2) income from operations on intersegment sales between reporting segments. Corporate functions include legal, finance, tax, treasury, information technology, risk management, human resources, business development and other administrative functions. The accounting policies for the reportable operating segments are the same as for the Company taken as a whole. The Company has three reportable operating segments: Americas, Asia, and Europe. Information about operating segments is as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Net sales:
Americas	$305,580	$276,838
Asia	287,246	188,304
Europe	70,341	60,880
Elimination of intersegment sales	(27,084)	(20,301)
	$636,083	$505,721
Depreciation and amortization:
Americas	$4,855	$5,295
Asia	2,547	2,686
Europe	804	712
Corporate	2,691	2,362
	$10,897	$11,055
Income from operations:
Americas	$10,365	$8,234
Asia	27,806	17,352
Europe	4,638	5,238
Corporate and intersegment eliminations	(27,402)	(18,890)
	15,407	11,934
Interest expense	(1,750)	(2,149)
Interest income	130	165
Other expense	(294)	(276)
Income before income taxes	$13,493	$9,674
Capital expenditures:
Americas	$12,516	$4,919
Asia	3,928	205
Europe	1,797	286
Corporate	(266)	1,012
	$17,975	$6,422

	March 31,	December 31,
(in thousands)	2022	2021
Total assets:
Americas	$905,673	$885,574
Asia	709,841	663,881
Europe	197,079	178,263
Corporate	189,963	176,162
	$2,002,556	$1,903,880

Geographic net sales information provided below reflects the destination of the product shipped. Long-lived assets information is based on the physical location of the asset and includes property, plant and equipment, net, operating lease right-of-use assets, and other long-term assets, net.

	Three Months Ended March 31,
(in thousands)	2022	2021
Geographic net sales:
United States	$329,110	$297,043
Singapore	105,672	63,157
Other Asia	74,910	38,845
Europe	99,265	75,326
Other	27,126	31,350
	$636,083	$505,721

	March 31,	December 31,
(in thousands)	2022	2021
Long-lived assets:
United States	$237,090	$240,430
Asia	64,949	65,327
Europe	29,925	29,588
Other	21,106	22,303
	$353,070	$357,648

Note 18 –Supplemental Cash Flow and Non-Cash Information

The following is additional information concerning supplemental disclosures of cash payments.

	Three Months Ended March 31,
(in thousands)	2022	2021
Income taxes paid, net	$3,478	$1,605
Interest paid	$1,562	$2,090
Non-cash investing activity:
Additions to property, plant and equipment in accounts payable	$3,744	$4,432

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report (this Report) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts and may include words such as “anticipate,” “believe,” “intend,” “plan,” “project,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” “will,” “could,” “predict,” and similar expressions or the negative or other variations thereof. In particular, statements, express or implied, concerning the estimated financial impact of the COVID-19 (COVID) pandemic, the company’s outlook and guidance for second quarter 2022 results, the company’s belief that it is well positioned to deliver double-digit revenue growth in 2022, the company’s expectations regarding demand in each of its sectors, the company’s anticipated plans and responses to the COVID pandemic, the company's expectation relating to current supply chain and labor constraints, future operating results or margins, the ability to generate sales and income or cash flow, expected revenue mix, the company’s business strategy and strategic initiatives, the company’s repurchases of shares of its common stock, the company’s expectations regarding restructuring initiatives, and the company’s intentions concerning the payment of dividends, among others, are forward-looking statements. Although the company believes these statements are based on and derived from reasonable assumptions, they involve risks, uncertainties and assumptions that are beyond the company’s ability to control or predict, relating to operations, markets and the business environment generally, including those discussed under Part I, Item 1A of the company's Annual Report on Form 10-K for the year ended December 31, 2021 (2021 10-K) and in any of the company’s subsequent reports filed with the Securities and Exchange Commission. In particular, these statements also depend on the duration, severity and evolution of the COVID pandemic and related risks, including the emergence and severity of its variants, the availability of vaccines and potential hesitancy to utilize them, government and other third-party responses to the crisis and the consequences for the global economy, the company’s business and the businesses of its suppliers and customers. Events relating to or resulting from the COVID pandemic, including the possibility of customer demand fluctuations, supply chain constraints, or the ability to utilize the company’s manufacturing facilities at sufficient levels to cover its fixed operating costs, may have resulting impacts on the company’s business, financial condition, results of operations, and the company’s ability (or inability) to execute on its plans to respond to the COVID pandemic. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes, including the future results of our operations, may vary materially from those indicated. Undue reliance should not be placed on any forward-looking statements. Forward-looking statements are not guarantees of performance. The following discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes, and the 2021 10-K. All forward-looking statements included in this document are based upon information available to the company as of the date of this document, and the company assumes no obligation to update them.

OVERVIEW

We are a worldwide provider of advanced manufacturing services (both electronic manufacturing services (EMS) and precision technology services), which includes design and engineering services and technology solutions. In this Report, references to Benchmark, the Company or use of the words “we”, “our” and “us” include Benchmark’s subsidiaries unless otherwise noted.

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

•
Design & Engineering Services, which include design for manufacturability, design optimization for our factory processes and supply chain, and test development, concurrent and sustaining engineering, turnkey product design and regulatory services. Our engineering services may be for systems, sub-systems, printed circuit boards and assemblies, and components. We have the flexibility and capability to engage anywhere in the customers design process flow. We provide these services across all the industries we serve, but focus primarily in regulated industries such as medical, complex industrials, A&D, and Semi-Cap.

•
Technology Solutions, which involve developing reference designs primarily in defense solutions, surveillance systems, millimeter wave (mmWave) radio frequency subsystems, and front-end managed connected data collection systems. We often partner with our customers to merge these solutions utilizing our engineering services to provide turnkey product development from requirements through the launch to volume production into our factories. Our building blocks can be utilized across a variety of industries but we have significant focus and capabilities in the A&D and the complex industrials markets.

Our core strength lies in our ability to partner with our customers to provide concept-to-production solutions in support of our customers through a tightly integrated and seamless set of design, test, manufacturing, supply chain and support services. The integration of these services along with our global manufacturing presence increases our ability to respond to our customers’ needs by providing accelerated time-to-market and time-to-volume production of high-quality products – especially for complex products with lower volume and higher mix in regulated markets with higher reliability requirements. These capabilities enable us to build strong strategic relationships with our customers and to become an integral part of their business.

We believe our primary competitive advantage is our ability to engage with our customers at any point in their concept to production process by providing our leading edge technical capabilities in engineering services (including product design in which we can take a product idea from concept to design to volume manufacturing), technology solutions (especially high frequency RF solutions and microelectronics), and manufacturing services (including electronics and complex precision machining capabilities) provided by highly skilled personnel. We also have diversified end market and regulated market experience in our targeted higher-value markets. To support customers in these markets, we have invested in strategic global supply chain design and execution.

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

We recognize manufacturing services revenue as the customer takes control of the manufactured products built to customer specifications. We also generate revenue from our design, development and engineering services, in addition to the sale of other inventory.

Revenue is measured based on the consideration specified in a contract with a customer. Under the majority of our manufacturing contracts with customers, the customer controls all of the work-in-progress as products are being built. Revenues under these contracts are recognized progressively based on the cost-to-cost method. For other manufacturing contracts, the customer does not take control of the product until it is completed. Under these contracts, we recognize revenue upon transfer of control of the product to the customer, which is generally when the goods are shipped. Revenue from design, development and engineering services is recognized over time as the services are performed. As a general matter, we assume no significant obligations after shipment as we typically warrant workmanship only. Therefore, the warranty provisions are generally not significant.

COVID Pandemic Update

In late 2019, there was an outbreak of a new strain of coronavirus (COVID) first identified in Wuhan, Hubei Province, China, which has since spread globally. On March 11, 2020, the World Health Organization declared COVID a pandemic. Further, the COVID outbreak has resulted in government authorities around the world implementing numerous measures to try to reduce the spread of COVID, such as travel bans and restrictions, quarantines, “shelter-in-place,” “stay-at-home,” and total lock-down orders, business limitations or shutdowns and similar orders. As a result, the COVID pandemic has negatively impacted the global economy, disrupted global supply chains and workforce participation, and created significant volatility and disruption of financial markets. In an effort to first and foremost protect the health and safety of our employees, we took, and at times continue to take, proactive action to adopt social distancing policies at our locations globally. These measures include, but are not limited to, working from home for certain employees, limiting the number of employees attending meetings, reducing the number of people in our locations at any one time, and significantly limiting employee travel. More recently, more contagious variants of COVID, such as the Omicron variant and its subvariants, have emerged and spread globally, which initially caused some governments to reimplement various measures, or impose new restrictions, in an effort to lessen the spread of COVID and its variants. While some of these restrictions have begun to be lifted, the lingering impact of the COVID pandemic continues to create significant volatility throughout the global economy, including supply chain constraints, labor supply issues and higher inflation. Accordingly, it is unclear at this point the full impact COVID and its variants will have on the global economy and on our Company.

As a result of the COVID pandemic, our revenue during 2021 and the first quarter of 2022 has been negatively impacted primarily as a result of operational inefficiencies relating to reduced productivity levels throughout our facilities and supply chain constraints, which affected our ability to support customer demand. Additionally, the COVID pandemic negatively impacted our operating results due to increased direct costs associated with labor expenses and personal protective equipment for our employees, as well as under absorption of fixed costs.

Benchmark provides critical infrastructure products and essential services in each of our locations, which has allowed us to continue to operate. The COVID pandemic continues to affect the Company’s operations into 2022. End market demand continues to grow as more customers recover from the pandemic. However, we continue to see component supply chain constraints across all commodity categories which are constraining our ability to produce the full demand forecasts we are receiving from customers. See "First Quarter 2022 Highlights" below for additional information.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in the United States in response to the COVID pandemic. The CARES Act among other things, permits net operating loss carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021, and contains modifications on the limitation of business interest. The Company evaluated the impact of these provisions and determined these provisions did not have any impact on the three months ended March 31, 2022. In addition, the CARES Act allows for employee retention tax credits to be taken in U.S. payroll tax filings and allows for the deferral of the employer portion of social security taxes with 50% to be paid at the end of calendar years 2021 and 2022, respectively. Accordingly, the Company deferred the payment of the employer portion of social security taxes for the year ended December 31, 2020 until the end of 2021 and 2022, respectively. During December 2021, the Company paid approximately 50% of the social security taxes previously deferred. The Company has also determined it was entitled to employee retention credits and filed for the credits in the second quarter 2020 payroll tax reports pursuant to the guidance provided by the Internal Revenue Service. The amount of credits has been recorded in operating expenses for the year ended December 31, 2020. The Company was not eligible for employee retention tax credits as of December 31, 2021. The Company has not received the retention credits from the Internal Revenue Service that it applied for during the second quarter of 2020. The Internal Revenue Service has had some delays in processing the filings for the tax refunds.

We continue to monitor the evolving situation and guidance from international and domestic authorities, including federal, state and local public health authorities, and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our operating plan. As such, the exact extent of the impact of the COVID pandemic on our business, financial condition and results of operations, is currently unknown and will depend on future developments, which are highly uncertain, continuously evolving and cannot be predicted. This includes, but is not limited to, the duration and spread of the COVID pandemic and its severity; the emergence and severity of its variants, including the Omicron variant; the actions to contain the virus or treat its impact, including the availability and efficacy of vaccinations (particularly with respect to emerging strains of the virus) and the rate of inoculations; general economic factors, such as increased inflation; global supply chain constraints and shortages; labor supply issues; and how quickly and to what extent normal economic and operating conditions can resume, which may not return fully to pre-pandemic levels.

Accordingly, our current results and financial condition discussed herein may not be indicative of future operating results and trends. See “Risk Factors” in Part I, Item 1A of our 2021 10-K for additional risks we face due to the COVID pandemic.

First Quarter 2022 Highlights

Sales for the three months ended March 31, 2022 were $636.1 million, a 26% increase from sales of $505.7 million during the three months ended March 31, 2021. During the first quarter of 2022, sales to customers in our various industry sectors fluctuated from the first quarter of 2021 as follows:

Higher-Value Markets

• Industrials increased by 44%,

• A&D decreased by 9%,

• Medical increased by 8%, and

• Semi-Cap increased by 62%.

Traditional Markets

• Computing increased by 26%, and

• Telecommunications increased by 12%.

The overall revenue increase was due primarily to higher overall demand from both our Higher-value and Traditional markets (as discussed below). Higher-value market revenues were up 28% year-over-year from strength in the Semi-Cap and Industrials sectors. Traditional market revenues were up 18% year-over-year from strength in both Computing and Telecommunications sectors.

Our sales depend on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, the availability of electronic component supply, or the failure of a major customer to pay for components or services, including in each case as a result of the COVID pandemic, have adversely affected us. A substantial percentage of our sales are made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. Sales to our ten largest customers represented 51% and 44% of our total sales during the three months ended March 31, 2022 and 2021, respectively. Due to the COVID pandemic, as well as global labor and supply disruptions, we continue to see component supply chain constraints across all commodity categories that are constraining our ability to produce the full demand forecasts we are receiving from customers. Lead times continue to extend, and more components are being placed on allocation by suppliers. Additionally, there continues to be an increase in pushouts of previously committed component orders and tighter allocation and timing restrictions across the component suppliers. These last-minute allocations created inefficiencies in our operations and contributed to the sequential increase in inventory.

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

We have undertaken initiatives to restructure our business operations with the intention of improving utilization and reducing costs. During the first three months of 2022, we recognized $2.3 million of restructuring and other costs due to expenses associated with various site closures and restructuring activities, as well as a $2.0 million loss on assets held for sale related to the Company's 2021 decision to no longer continue certain manufacturing capabilities in the Americas.

RESULTS OF OPERATIONS

The following table presents the percentage relationship that certain items in our condensed consolidated statements of income bear on sales for the periods indicated. The financial information and the discussion below should be read in conjunction with the condensed consolidated financial statements and Notes thereto in Part I, Item 1 of this Report.

	Three Months Ended March 31,
	2022	2021
Sales	100.0%	100.0%
Cost of sales	90.9	91.7
Gross profit	9.1	8.3
Selling, general and administrative expenses	5.7	6.0
Amortization of intangible assets	0.3	0.3
Restructuring charges and other costs	0.7	0.3
Ransomware related incident costs (recovery), net	0.0	(0.7)
Income from operations	2.4	2.4
Other expense, net	(0.3)	(0.5)
Income before income taxes	2.1	1.9
Income tax expense	0.4	0.3
Net income	1.7%	1.6%

Sales

As noted above, sales for the first quarter of 2022 increased 26% from the same quarter in 2021.

Sales are analyzed by management by industry sector and by geographic segment, which reflects our reportable segments. Our global business development strategy is based on our targeted industry sectors. Management measures operational performance and allocates resources on a geographic segment basis.

Sales by industry sector were as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Higher-Value Markets
Industrials	$137,146	$95,452
A&D	81,187	89,381
Medical	116,873	108,190
Semi-Cap	183,437	113,110
	518,643	406,133
Traditional Markets
Computing	55,056	43,686
Telecommunications	62,384	55,902
	117,440	99,588
Total	$636,083	$505,721

Industrials. First quarter 2022 sales increased 44% to $137.1 million from $95.5 million in the first quarter of 2021. The increase was primarily due to continued demand improvements from oil and gas, building infrastructure, and light detection and ranging (LiDAR) applications.

Aerospace and Defense. First quarter 2022 sales decreased 9% to $81.2 million from $89.4 million in the first quarter of 2021. The decrease was primarily due to program transitions and lower demand in our commercial aerospace programs which have yet to recover to pre-pandemic levels.

Medical. First quarter 2022 sales increased 8% to $116.9 million from $108.2 million in the first quarter of 2021. The increase was primarily due to new programs ramping and improving demand with existing customers.

Semiconductor Capital Equipment. First quarter 2022 sales increased 62% to $183.4 million from $113.1 million in the first quarter of 2021. The increase was primarily due to higher demand across our customer base in the front-end Semi-Cap space where we provide differentiated engineering design services, precision machining capabilities, and complex system assembly.

Computing. First quarter 2022 sales increased 26% to $55.1 million from $43.7 million in the first quarter of 2021. The increase was primarily due to the planned ramp of high performance computing programs.

Telecommunications. First quarter 2022 sales increased 12% to $62.4 million from $55.9 million in the first quarter of 2021. The increase was primarily due to demand improvement for satellite programs and new broadband ramps.

Our international operations are subject to the risks of doing business abroad. See Part I, Item 1A of our 2021 10-K for factors pertaining to our international sales, fluctuations in foreign currency exchange rates and a discussion of potential adverse effects in operating results associated with the risks of doing business abroad. During the first quarter of 2022 and 2021, 61% and 55%, respectively, of our sales were from international operations.

Sales by geographic segment were as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Net sales:
Americas	$305,580	$276,838
Asia	287,246	188,304
Europe	70,341	60,880
Elimination of intersegment sales:	(27,084)	(20,301)
Total net sales	$636,083	$505,721

Americas. First quarter 2022 sales increased 10% to $305.6 million from $276.8 million in the first quarter of 2021. The increase was primarily due to increasing demand with existing customers and new program ramps.

Asia. First quarter 2022 sales increased 53% to $287.2 million from $188.3 million in the first quarter of 2021. The increase was primarily due to increasing demand with existing customers, production ramps of new programs for existing customers and new customer program ramps.

Europe. First quarter 2022 sales increased 16% to $70.3 million from $60.9 million in the first quarter of 2021. The increase was primarily due to increasing demand with existing customers and new customer program ramps.

Gross Profit

Gross profit increased 36% to $57.6 million in the first quarter of 2022 from $42.2 million in the first quarter of 2021. Gross margin increased primarily due to higher revenues.

Operating Income

First quarter 2022 operating income increased 29% to $15.4 million from $11.9 million in the first quarter of 2021. The increase was primarily due to an increase in revenue and respective gross profit partially offset by an increase in selling, general and administrative (SG&A) expenses.

Operating income by reportable segment was as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Operating income:
Americas	$10,365	$8,234
Asia	27,806	17,352
Europe	4,638	5,238
Corporate and other costs	(27,402)	(18,890)
Total operating income	$15,407	$11,934

Americas. First quarter 2022 operating income increased 26% to $10.4 million from $8.2 million in the first quarter of 2021. The increase was primarily due to higher revenue.

Asia. First quarter 2022 operating income increased 60% to $27.8 million from $17.4 million in the first quarter of 2021. The increase was primarily due to higher revenue and improved productivity in labor.

Europe. First quarter 2022 operating income decreased 11% to $4.6 million from $5.2 million in the first quarter of 2021. The decrease was primarily due to changes in sales mix.

Selling, General and Administrative Expenses

SG&A increased to $36.3 million in the first quarter of 2022 from $30.5 million in the first quarter of 2021. The increase was primarily due to the increase in variable compensation, medical claim expenses, and expenses related to continued IT infrastructure investments.

Amortization of Intangible Assets

Amortization of intangible assets was $1.6 million in both the first quarter of 2022 and 2021.

Restructuring Charges and Other Costs

During the first three months of 2022, we recognized $2.3 million of restructuring charges and other costs primarily due to expenses associated with announced site closures or exits, reductions in force and other restructuring activities primarily in the Americas, in addition to a $2.0 million loss on assets held for sale related to certain manufacturing capabilities in the Americas that the Company made the decision in 2021 to no longer continue. During the first three months of 2021, we recognized $1.6 million of restructuring charges, primarily related to site closures and restructuring activities in certain facilities in the Americas. See Note 12 to the condensed consolidated financial statements in Part I, Item 1 of this Report for additional information on our restructuring charges.

Ransomware Incident Related Costs, Net

During the first three months of 2021, we collected $3.4 million of insurance recoveries. As of March 31, 2022, no further insurance recoveries are expected.

Interest Expense

Interest expense decreased to $1.8 million in the first three months of 2022 from $2.1 million in the same period of 2021 due to lower interest rates.

Interest Income

Interest income decreased to $0.1 million in the first three months of 2022 from $0.2 million in the same period of 2021 due to lower invested cash equivalents.

Income Tax Expense

Income tax expense of $2.5 million represented an 18.8% effective tax rate for the first three months of 2022, compared with $1.8 million for the same period of 2021 representing an effective tax rate of 18.2%. The slightly higher effective tax rate in 2022 was the result of the effect of the expired Malaysia tax holiday as of April 1, 2021.

We have been granted certain tax incentives, including tax holidays, for our subsidiaries in China and Thailand that will expire at various dates, unless extended or otherwise renegotiated, through 2023 in China and 2030 in Thailand. See Note 8 to the condensed consolidated financial statements in Part I, Item 1 of this Report.

Net Income

We reported a net income of $11.0 million, or $0.31 per diluted share, for the first three months of 2022, compared with a net income of $7.9 million, or $0.22 per diluted share, for the same period in 2021. The net increase of $3.1 million in 2022 was primarily the result of items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our organic growth and operations through funds generated from operations and occasional borrowings under our Amended and Restated Credit Agreement (as defined below). Cash and cash equivalents and restricted cash totaled $244.9 million at March 31, 2022 and $271.7 million at December 31, 2021, of which $150.8 million and $194.7 million, respectively, were held outside the U.S. in various foreign subsidiaries.

Cash used in operating activities was $68.0 million during the first three months of 2022. The cash used by operations during 2022 consisted primarily of an $85.8 million increase in inventories, a $13.4 million increase in contract assets, a $8.0 million decrease in accrued liabilities, a $8.7 million increase in prepaids and other assets and a $26.4 million increase in accounts receivable, partially offset by $11.0 million of net income, $10.9 million of depreciation and amortization, a $35.9 million increase in accounts payable, and a $11.5 million increase in advance payments from customers. Working capital was $0.8 billion at March 31, 2022 and $0.7 billion at December 31, 2021.

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

Cash used in investing activities was $16.6 million during the first three months of 2022 primarily due to purchases of additional property, plant and equipment totaling $17.2 million. The purchases of property, plant and equipment were primarily for machinery and equipment in the Americas and Asia.

Cash provided by financing activities was $59.1 million during the first three months of 2022. Borrowings under the Amended and Restated Credit Agreement were $203.0 million. Principal payments under the Amended and Restated Credit Agreement totaled $130.0 million, share repurchases totaled $5.5 million, dividends paid totaled $5.8 million, and we received $0.5 million from the exercise of stock options.

On December 21, 2021, the Company amended and restated the Company's prior $650 million credit agreement by entering into a $381 million amended and restated credit agreement (the Amended and Restated Credit Agreement). Under the terms of the Amended and Restated Credit Agreement, in addition to the $131.3 million Term Loan facility, we have a $250.0 million five-year revolving credit facility to be used for general corporate purposes, both with a maturity date of December 21, 2026. The Amended and Restated Credit Agreement includes an accordion feature pursuant to which the Company is permitted to add one or more incremental term loans and/or increase commitments under the revolving credit facility in an aggregate amount of $100 million or a higher amount, subject to the satisfaction of certain conditions and exceptions. As of March 31, 2022, we had $131.3 million in borrowings outstanding under the term loan facility, $73.0 million in borrowings outstanding under the revolving credit facility, and $3.9 million in letters of credit outstanding under our revolving credit facility. $173.1 million remains available for future borrowings under the revolving credit facility, subject to compliance with financial covenants as to interest coverage and debt leverage, in addition to other debt covenant restrictions. See Note 5 to the condensed consolidated financial statements in Part I, Item 1 of this Report for more information regarding the terms of the Amended and Restated Credit Agreement.

The Amended and Restated Credit Agreement contains certain financial covenants related to interest coverage and debt leverage, and certain customary affirmative and negative covenants, including restrictions on our ability to incur additional debt and liens, pay dividends, repurchase shares, sell assets and merge or consolidate with other persons. Amounts due under the Amended and Restated Credit Agreement could be accelerated upon specified events of default, including a failure to pay amounts due, breach of a covenant, material inaccuracy of a representation, or occurrence of bankruptcy or insolvency, subject, in some cases, to cure periods. As of March 31, 2022, we were in compliance with all of these covenants and restrictions.

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

As of March 31, 2022, we had cash and cash equivalents, including restricted cash, totaling $244.9 million and $173.1 million available for borrowings under the Amended and Restated Credit Agreement, subject to compliance with financial covenants as to interest coverage and debt leverage, in addition to other debt covenant restrictions.

During the next 12 months, we believe our capital expenditures will approximate $50 million to $60 million, principally for machinery and equipment to help increase our production capacity to support anticipated revenue growth and our ongoing business around the globe.

On March 6, 2018, our Board of Directors approved an expanded stock repurchase program granting us the authority to repurchase up to $250 million in common stock in addition to the $100 million approved on December 7, 2015. On February 19, 2020 and October 26, 2021, the Board of Directors authorized the repurchase of an additional $150 million and $100 million, respectively, of the Company's common stock. During the three months ended March 31, 2022, we repurchased a total of 0.2 million common shares for an aggregate of $5.5 million at an average price of $25.60 per share. As of March 31, 2022, we had $158.5 million remaining under the share repurchase authorization to purchase additional shares. We are under no commitment or obligation to repurchase any particular amount of common stock.

The Company began declaring and paying quarterly dividends during the first quarter of 2018. In February 2020, the Board of Directors approved a quarterly dividend increase, raising the quarterly dividend from $0.15 to $0.16 per common share. In May 2021, the Board of Directors approved another quarterly dividend increase, raising the quarterly dividend from $0.16 to $0.165 per common share. During both the first three months of 2022 and 2021, cash dividends paid totaled $5.8 million. On March 15, 2022, the Company declared a quarterly cash dividend of $0.165 per share of the Company’s common stock to shareholders of record as of March 31, 2022. The dividend of $5.8 million was paid on April 14, 2022. The Board of Directors currently intends to continue paying quarterly dividends. However, the Company’s future dividend policy is subject to the Company’s compliance with applicable law, and depends on, among other things, the Company’s results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in the Company’s debt agreements, and other factors that the Board of Directors may deem relevant, including the impact of the COVID pandemic. Dividend payments are not mandatory or guaranteed; there can be no assurance that the Company will continue to pay a dividend in the future.

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

CONTRACTUAL OBLIGATIONS

We have certain contractual obligations for operating and capital leases that were summarized in Contractual Obligations in our 2021 10-K. Other than items discussed in Note 6 to the condensed consolidated financial statements in Part I, Item 1 of this Report, there have been no material changes to our contractual obligations, outside of the ordinary course of our business, since December 31, 2021.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES AND RECENTLY ENACTED ACCOUNTING PRINCIPLES

Management’s discussion and analysis is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. See Note 2 to the condensed consolidated financial statements in Part I, Item 1 of this Report for a discussion of recently enacted accounting principles. Also, our significant accounting policies are summarized in Note 1 to the Consolidated Financial Statements included in our 2021 10-K. There have been no changes to the items disclosed as critical accounting estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our 2021 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

We transact business in various foreign countries and are subject to foreign currency fluctuation risks. We use natural hedging and forward contracts to economically hedge transactional exposure primarily associated with trade accounts receivable, other receivables, trade accounts payable, and lease liabilities that are denominated in a currency other than the functional currency of the respective operating entity. We do not use derivative financial instruments for speculative purposes. Certain forward currency exchange contracts in place as of March 31, 2022 have not been designated as accounting hedges and, therefore, changes in fair value are recorded within our condensed consolidated statements of income.

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

We are also exposed to interest rate risk on borrowings under our Amended and Restated Credit Agreement. As of March 31, 2022, we had $131.3 million outstanding on the floating rate term loan facility, and we have an interest rate swap agreement with a notional amount of $127.5 million. Under this swap agreement, we receive variable rate interest rate payments and pay fixed rate interest payments. The effect of this swap is to convert a portion our floating rate interest expense to fixed interest rate expense. The interest rate swap is designated as a cash flow hedge.

For additional information regarding our forward currency exchange contracts and interest rate swap agreement, see Note 15 to the condensed consolidated financial statements in Part I, Item 1 of this Report.

Item 4. Controls and Procedures

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

There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the last fiscal quarter covered by this Report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

We are currently upgrading our enterprise resource planning (ERP) system, which is expected to occur in phases over the next several years. We have completed the implementation of the upgrades at certain of the Company’s locations, and have revised and updated the related controls. These changes did not materially affect our internal control over financial reporting. As we implement the upgrades of this ERP system at the remaining locations over the next several years, we will continue to assess the impact on our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in various legal actions arising in the ordinary course of business. There have been no material changes to the legal proceedings previously reported under Part I, Item 3 of our 2021 10-K, and, in the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position or results of operations.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of our 2021 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information for the quarter ended March 31, 2022 about the Company’s repurchases of its equity securities registered pursuant to Section 12 of the Exchange Act:

(d)
Maximum
Number (or
			(c)	Approximate
			Total Number of	Dollar Value)
			Shares (or Units)	of Shares (or
	(a)		Purchased as	Units) that
	Total Number of	(b)	Part of Publicly	May Yet Be Purchased
	Shares (or	Average Price	Announced	Under the
	Units)	Paid per Share	Plans or	Plans or
Period	Purchased	(or Unit)	Programs	Programs(1)
January 1 to 31, 2022	—	$—	—	$164.0 million
February 1 to 28, 2022	91,000	25.24	91,000	$161.7 million
March 1 to 31, 2022	123,000	25.88	123,000	$158.5 million
Total	214,000	$25.60	214,000

(1) On October 30, 2018, the Company announced that the Board of Directors authorized the repurchase of $100 million of the Company’s common stock in addition to the $250 million previously announced on March 7, 2018. On February 24, 2020, the Company announced that the Board of Directors authorized the repurchase of an additional $150 million of the Company’s common stock. Net of shares repurchased to date, the total remaining authorization outstanding as of March 31, 2022 is $158.5 million. Stock purchases may be made in the open market, in privately negotiated transactions or block transactions, at the discretion of the Company’s management and as market conditions warrant. Purchases are funded from available cash and may be commenced, suspended or discontinued at any time without prior notice. Shares of stock repurchased under the program are retired.

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

(2) Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 5, 2022.

BENCHMARK ELECTRONICS, INC.

(Registrant)

By:	/s/ Jeffrey W. Benck
Jeffrey W. Benck
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Roop K. Lakkaraju
Roop K. Lakkaraju
Chief Financial Officer
(Principal Financial and Accounting Officer)