Form 10-Q
period 2022-06-30
BENCHMARK ELECTRONICS INC
filed 2022-08-04
CIK 863436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 2, 2022, there were 35,159,562 shares of common stock of Benchmark Electronics, Inc., par value $0.10 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
(in thousands, except par value)	2022	2021
Assets
Current assets:
Cash and cash equivalents	$262,269	$271,749
Restricted cash	1,650	—
Accounts receivable, net of allowance for doubtful accounts of $908 and $788, respectively	446,515	355,883
Contract assets	179,172	155,243
Inventories	666,742	523,240
Prepaid expenses and other assets	44,901	41,688
Income taxes receivable	23	341
Total current assets	1,601,272	1,348,144
Property, plant and equipment, net	198,497	186,666
Operating lease right-of-use assets	98,580	99,158
Goodwill	192,116	192,116
Deferred income taxes	7,876	5,972
Other assets, net	68,444	71,824
	$2,166,785	$1,903,880
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$2,630	$985
Accounts payable	500,886	426,555
Advance payments from customers	173,557	118,124
Income taxes payable	14,609	6,164
Accrued liabilities	93,396	102,554
Total current liabilities	785,078	654,382
Long-term debt, less current installments	262,185	129,289
Operating lease liabilities	90,936	90,878
Other long-term liabilities	42,729	55,445
Deferred income taxes	84	84
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.10 par value; 5,000 shares authorized, none issued	—	—
Common stock, $0.10 par value; 145,000 shares authorized; issued and outstanding – 35,140 and 35,213, respectively	3,514	3,521
Additional paid-in capital	509,172	507,447
Retained earnings	491,379	479,992
Accumulated other comprehensive loss	(18,292)	(17,158)
Total shareholders’ equity	985,773	973,802
	$2,166,785	$1,903,880

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2022	2021	2022	2021
Sales	$728,029	$544,662	$1,364,112	$1,050,383
Cost of sales	669,273	496,749	1,247,754	960,243
Gross profit	58,756	47,913	116,358	90,140
Selling, general and administrative expenses	35,842	34,034	72,131	64,582
Amortization of intangible assets	1,592	1,599	3,201	3,197
Restructuring charges and other costs (income)	(1,110)	1,581	3,187	3,172
Ransomware related incident costs (recovery), net	—	—	—	(3,444)
Income from operations	22,432	10,699	37,839	22,633
Interest expense	(2,185)	(2,079)	(3,935)	(4,228)
Interest income	261	164	391	329
Other income	784	440	490	164
Income before income taxes	21,292	9,224	34,785	18,898
Income tax expense	4,071	1,855	6,604	3,612
Net income	$17,221	$7,369	$28,181	$15,286
Earnings per share:
Basic	$0.49	$0.21	$0.80	$0.42
Diluted	$0.49	$0.20	$0.79	$0.42
Weighted-average number of shares outstanding:
Basic	35,157	35,753	35,201	36,000
Diluted	35,336	36,061	35,616	36,474

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Net income	$17,221	$7,369	$28,181	$15,286
Other comprehensive income (loss):
Foreign currency translation adjustments	(3,501)	712	(4,656)	(1,708)
Unrealized gain on derivatives, net of tax	1,116	637	3,563	1,582
Other	(20)	117	(41)	256
Other comprehensive income (loss)	(2,405)	1,466	(1,134)	130
Comprehensive income	$14,816	$8,835	$27,047	$15,416

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(unaudited)

(in thousands)	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balances, December 31, 2021	35,213	$3,521	$507,447	$479,992	$(17,158)	$973,802
Stock-based compensation expense	—	—	8,487	—	—	8,487
Shares repurchased and retired	(376)	(37)	(4,177)	(5,177)	—	(9,391)
Stock options exercised	32	3	456	—	—	459
Vesting of restricted stock units	388	39	(39)	—	—	—
Shares withheld for taxes	(117)	(12)	(3,002)	—	—	(3,014)
Dividends declared	—	—	—	(11,617)	—	(11,617)
Net income	—	—	—	28,181	—	28,181
Other comprehensive loss	—	—	—	—	(1,134)	(1,134)
Balances, June 30, 2022	35,140	$3,514	$509,172	$491,379	$(18,292)	$985,773

Balances, March 31, 2022	35,261	$3,526	$506,714	$482,052	$(15,887)	$976,405
Stock-based compensation expense	—	—	4,281	—	—	4,281
Shares repurchased and retired	(162)	(16)	(1,802)	(2,091)	—	(3,909)
Stock options exercised	—	—	—	—	—	—
Vesting of restricted stock units	42	4	(4)	—	—	—
Shares withheld for taxes	(1)	—	(17)	—	—	(17)
Dividends declared	—	—	—	(5,803)	—	(5,803)
Net income	—	—	—	17,221	—	17,221
Other comprehensive loss	—	—	—	—	(2,405)	(2,405)
Balances, June 30, 2022	35,140	$3,514	$509,172	$491,379	$(18,292)	$985,773

(in thousands)	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balances, December 31, 2020	36,295	$3,629	$510,405	$492,205	$(16,651)	$989,588
Stock-based compensation expense	—	—	6,863	—	—	6,863
Shares repurchased and retired	(1,008)	(99)	(11,227)	(18,993)	—	(30,319)
Stock options exercised	29	3	343	—	—	346
Vesting of restricted stock units	351	35	(35)	—	—	—
Shares withheld for taxes	(101)	(10)	(2,963)	—	—	(2,973)
Dividends declared	—	—	—	(11,643)	—	(11,643)
Net income	—	—	—	15,286	—	15,286
Other comprehensive income	—	—	—	—	130	130
Balances, June 30, 2021	35,566	$3,558	$503,386	$476,855	$(16,521)	$967,278

Balances, March 31, 2021	36,062	$3,608	$505,659	$486,267	$(17,987)	$977,547
Stock-based compensation expense	—	—	4,013	—	—	4,013
Shares repurchased and retired	(567)	(57)	(6,300)	(10,910)	—	(17,267)
Stock options exercised	4	—	70	—	—	70
Vesting of restricted stock units	69	7	(7)	—	—	—
Shares withheld for taxes	(2)	—	(49)	—	—	(49)
Dividends declared	—	—	—	(5,871)	—	(5,871)
Net income	—	—	—	7,369	—	7,369
Other comprehensive income	—	—	—	—	1,466	1,466
Balances, June 30, 2021	35,566	$3,558	$503,386	$476,855	$(16,521)	$967,278

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
(in thousands)	2022	2021
Cash flows from operating activities:
Net income	$28,181	$15,286
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	16,506	17,735
Amortization	5,356	4,259
Provision for doubtful accounts	120	40
Deferred income taxes	(3,100)	(944)
Loss (gain) on the sale of property, plant and equipment	(239)	14
Gain on assets held for sale	(393)	—
Stock-based compensation expense	8,487	6,863
Changes in operating assets and liabilities:
Accounts receivable	(91,200)	18,959
Contract assets	(23,929)	(11,850)
Inventories	(146,178)	(88,634)
Prepaid expenses and other assets	(8,794)	(8,372)
Accounts payable	69,943	92,677
Advance payments from customers	55,433	4,563
Accrued liabilities	(12,177)	(11,854)
Operating leases	(470)	(485)
Income taxes	8,944	2,016
Net cash (used in) provided by operations	(93,510)	40,273
Cash flows from investing activities:
Additions to property, plant and equipment	(23,201)	(16,681)
Proceeds from the sale of property, plant and equipment	280	116
Proceeds from the sale of assets held for sale	5,372	—
Additions to purchased software	(1,770)	(1,938)
Other	5	72
Net cash used in investing activities	(19,314)	(18,431)
Cash flows from financing activities:
Debt issuance costs	(555)	—
Proceeds from stock options exercised	459	346
Employee taxes paid for with shares withheld	(3,014)	(2,973)
Dividends paid	(11,628)	(11,577)
Borrowings under credit agreement	398,000	—
Principal payments on credit agreement	(263,000)	(3,750)
Principal payments on finance leases	(82)	(793)
Share repurchases	(9,391)	(30,319)
Net cash provided by (used in) financing activities	110,789	(49,066)
Effect of exchange rate changes	(5,795)	1,677
Net decrease in cash and cash equivalents and restricted cash	(7,830)	(25,547)
Cash and cash equivalents and restricted cash at beginning of year	271,749	395,990
Cash and cash equivalents and restricted cash at end of period	$263,919	$370,443

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

Note 2 – New Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848). The pronouncement provides temporary optional expedients and exceptions for applying U.S. GAAP to transactions affected by reference rate (e.g., London Interbank Offered Rate (LIBOR)) reform if certain criteria are met to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. This update is effective as of March 12, 2020 through December 31, 2022. On May 20, 2022, the Company entered into an amendment to the Amended and Restated Credit Agreement (as defined in Note 5), which triggered a transition from LIBOR to the Bloomberg Short-Term Bank Yield Index Rate (BSBY). This transition and the adoption of ASU No. 2020-04 did not have a material impact on our consolidated financial statements.

The Company has determined that other recently issued accounting standards will either not have a material impact on its consolidated financial position, results of operations or cash flows, or will not apply to its operations.

Note 3 – Inventories

Inventory costs are summarized as follows:

	June 30,	December 31,
(in thousands)	2022	2021
Raw materials	$649,264	$504,307
Work in process	15,117	15,338
Finished goods	2,361	3,595
	$666,742	$523,240

Note 4 – Goodwill and Other Intangible Assets

Goodwill allocated to the Company’s reportable segments were as follows:

(in thousands)	Americas	Asia	Total
Goodwill as of June 30, 2022 and December 31, 2021	$154,014	$38,102	$192,116

Other assets, net consist primarily of acquired identifiable intangible assets and capitalized purchased software costs. Acquired identifiable intangible assets and purchased software as of June 30, 2022 and December 31, 2021 were as follows:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$100,047	$(62,762)	$37,285
Purchased software costs	49,890	(34,623)	15,267
Technology licenses	26,800	(26,800)	—
Trade names and trademarks	7,800	—	7,800
Other	868	(368)	500
Intangible assets, June 30, 2022	$185,405	$(124,553)	$60,852

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$100,136	$(59,680)	$40,456
Purchased software costs	49,788	(34,325)	15,463
Technology licenses	26,800	(26,800)	—
Trade names and trademarks	7,800	—	7,800
Other	868	(356)	512
Intangible assets, December 31, 2021	$185,392	$(121,161)	$64,231

Customer relationships are being amortized on a straight-line basis over a period of 10 to 14 years. Capitalized purchased software costs are amortized straight-line over the estimated useful life of the related software, which ranges from 2 to 14 years. Technology licenses are being amortized over their estimated useful lives in proportion to the economic benefits consumed. The Company’s acquired trade names and trademarks have been determined to have an indefinite life. Amortization on the statements of cash flow for the six months ended June 30, 2022 and 2021 were as follows:

	Six Months Ended June 30,
(in thousands)	2022	2021
Amortization of intangible assets	$3,201	$3,197
Amortization of capitalized purchased software costs	1,977	832
Amortization of debt costs	178	230
	$5,356	$4,259

The estimated future amortization expense of acquired intangible assets for each of the next five years is as follows (in thousands):

Year ending December 31,	Amount
2022 (remaining six months)	$3,183
2023	$5,979
2024	$4,817
2025	$4,817
2026	$4,817

Note 5 – Borrowing Facilities

Long-term debt outstanding as of June 30, 2022 and December 31, 2021 consists of the following:

	June 30,	December 31,
(in thousands)	2022	2021
Revolving credit facility	$135,000	$—
Term loan	131,250	131,250
Less unamortized debt issuance costs	(2,047)	(1,670)
Long-term debt	$264,203	$129,580

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

On December 21, 2021, the Company amended and restated the Prior Credit Agreement by entering into a $381 million amended and restated credit agreement (the Amended and Restated Credit Agreement). The Amended and Restated Credit Agreement was comprised of a five-year $250 million revolving credit facility (the Revolving Credit Facility) and a five-year $131.3 million term loan facility (the Term Loan Facility), which extended the original revolving credit facility and term loan facility maturity dates from July 20, 2023 to December 21, 2026.

On May 20, 2022, the Company entered into Amendment No. 1 (the Amendment) to the Amended and Restated Credit Agreement (as amended, the Credit Agreement). The Amendment increased the Revolving Credit Facility commitments from $250 million to $450 million. The Amendment also established that the interest on outstanding borrowings starting on the next reset date and any new borrowings under the Amendment (other than swingline loans) will accrue, at the Company’s option, at (a) BSBY plus the Applicable Rate (as defined in the Credit Agreement, approximately 1.00% to 2.00% per annum depending on various factors) or (b) for U.S. Dollar denominated loans, the base rate (which is the highest of (i) the federal funds rate plus 0.50%, (ii) the Bank of America, N.A. prime rate, (iii) the one month BSBY adjusted daily plus 1.00% and (iv) 1.00%).

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

As of June 30, 2022, a portion of the $131.3 million of the outstanding debt under the Credit Agreement is effectively at a fixed interest rate of 2.928% as a result of a $125.6 million notional interest rate swap contract discussed in Note 10. A commitment fee of 0.20% to 0.30% per annum (based on the debt to EBITDA ratio) on the unused portion of the Revolving Credit Facility is payable quarterly in arrears.

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

As of June 30, 2022, the Company had $131.3 million in borrowings outstanding under the Term Loan Facility, $135.0 million in borrowings outstanding under the Revolving Credit Facility, and $3.9 million in letters of credit outstanding under the Revolving Credit Facility. The Company had $311.1 million available for future borrowings under the Revolving Credit Facility subject to compliance with financial covenants as to interest coverage and debt leverage, in addition to other debt covenant restrictions.

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

The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Finance lease cost:
Amortization of right-of-use assets (included in depreciation expense)	$24	$202	$48	$396
Interest on lease liabilities	7	83	15	175
Operating lease cost	4,425	3,802	8,699	7,596
Short-term lease cost	64	101	144	191
Variable lease cost	473	447	942	914
Total lease cost	$4,993	$4,635	$9,848	$9,272

	Six Months Ended
(in thousands)	June 30, 2022	June 30, 2021
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for finance lease	$15	$194
Operating cash flows used for operating leases	$9,328	$8,372
Financing cash flows used for finance lease	$82	$793
Right-of-use assets obtained in exchange for new operating lease liabilities	$10,683	$15,819

The lease assets and liabilities as of June 30, 2022 and December 31, 2021 were as follows (in thousands):

	June 30,	December 31,
	2022	2021
Finance lease right-of-use assets (included in other assets)	$712	$760
Operating lease right-of-use assets	$98,580	$99,158
Finance lease liability, current (included in current installments of long-term debt)	$169	$165
Finance lease liability, noncurrent (included in long-term debt)	$443	$529
Operating lease liabilities, current (included in accrued liabilities)	$12,359	$13,465
Operating lease liabilities, noncurrent	$90,936	$90,878
Weighted average remaining lease term – finance leases	3.4 years	3.9 years
Weighted average remaining lease term – operating leases	10.1 years	10.0 years
Weighted average discount rate – finance leases	4.8%	4.8%
Weighted average discount rate – operating leases	4.1%	4.1%

Future annual minimum lease payments and finance lease commitments as of June 30, 2022 were as follows (in thousands):

Year ending December 31,	Operating Leases	Finance Leases
2022 (remaining six months)	7,607	97
2023	14,639	194
2024	13,280	194
2025	12,756	178
2026	11,393	—
2027 and thereafter	67,718	—
Total minimum lease payments	$127,393	$663
Less: imputed interest	(24,098)	(51)
Present value of lease liabilities	$103,295	$612

As of June 30, 2022, the Company’s future operating leases that have not yet commenced include a new facility lease in an existing location in the Americas which expires 2032 and contains renewal options. The aggregate initial annual minimum lease payments of this lease is approximately $2.4 million.

Note 7 – Common Stock and Stock-Based Awards Plans

Dividends

The Company began declaring and paying quarterly dividends during the first quarter of 2018. For the three and six months ended June 30, 2022, cash dividends paid totaled $5.8 million and $11.6 million, respectively. For the three and six months ended June 30, 2021, cash dividends paid totaled $5.9 million and $11.6 million, respectively. On March 15, 2021, the Company declared a quarterly cash dividend of $0.16 per share of the Company’s common stock to shareholders of record as of March 31, 2021. On June 15, 2021, September 15, 2021, December 15, 2021, March 15, 2022 and June 15, 2022, the Company declared a quarterly cash dividend of $0.165 per share of the Company’s common stock to shareholders of record as of June 30, 2021, September 30, 2021, December 31, 2021, March 31, 2022, and June 30, 2022, respectively. The dividends for the first, second, third, and fourth quarters of 2021 and the first and second quarters of 2022 were paid on April 15, 2021, July 14, 2021, October 14, 2021, December 31, 2021, April 14, 2022, and July 14, 2022, respectively. The Company’s future dividend policy is subject to the Company’s compliance with applicable law, and depends on, among other things, the Company’s results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in the Company’s debt agreements, and other factors that the Board of Directors may deem relevant, including the impact of the COVID pandemic. Dividend payments are not mandatory or guaranteed; there can be no assurance that the Company will continue to pay a dividend in the future.

Share Repurchase Authorization

On February 19, 2020 and October 26, 2018, the Board of Directors authorized the repurchase of $150 million and $100 million, respectively, of the Company’s common stock in addition to the $250 million previously approved on March 6, 2018. During the three and six months ended June 30, 2022, the Company repurchased a total of 0.2 million and 0.4 million common shares, respectively, for an aggregate of $3.9 million and $9.4 million, respectively, at an average price of $24.11 per share and $24.96 per share, respectively. As of June 30, 2022, the Company had an aggregate $154.6 million remaining under its stock repurchase program.

Stock-Based Compensation

The Company’s 2019 Omnibus Incentive Compensation Plan (as amended, the 2019 Plan) authorizes the Company, upon approval of the Human Capital and Compensation Committee of the Board of Directors, to grant a variety of awards, including stock options, restricted shares and restricted stock units (both time-based and performance-based) and other forms of equity awards, or any combination thereof, to any director, officer, employee or consultant (including any prospective director, officer, employee or consultant) of the Company. Stock options (which have not been awarded since 2015) are granted to employees with an exercise price equal to the market price of the Company’s common stock on the date of grant, generally vest over a four-year period from the date of grant and have a term of 10 years. Time-based restricted stock units granted to employees generally vest over a four-year period from the date of grant, subject to the continued employment of the employee by the Company. Performance-based restricted stock units generally vest over a three-year performance cycle, which includes the year of the grant, and are based upon the Company’s achievement of specified performance metrics. Awards under the 2019 Plan to non-employee directors have been in the form of restricted stock units, which generally vest one year from the grant date.

On May 25, 2022, the Company's shareholders approved an amendment to the 2019 Plan to increase the total number of authorized common shares available for grant thereunder by 1.4 million shares.

As of June 30, 2022, 2.9 million common shares were available for issuance under the 2019 Plan.

All share-based payments to employees, including grants of employee stock options, are recognized in the condensed consolidated financial statements based on their grant date fair values. The total compensation cost recognized for stock-based awards was $4.3 million and $8.5 million for the three and six months ended June 30, 2022, respectively, and $4.0 million and $6.9 million for the three and six months ended June 30, 2021, respectively. The future tax benefit of these stock-based awards as of the grant date was $1.0 million and $2.0 million for the three and six months ended June 30, 2022, respectively, and $0.9 million and $1.6 million for the three and six months ended June 30, 2021, respectively. Awards of restricted stock units and performance-based restricted stock units are valued at the closing market price of the Company’s common stock on the date of grant. For performance-based restricted stock units, compensation expense is based on the probability that the performance goals will be achieved, which is monitored by management throughout the requisite service period. When it becomes probable, based on the Company’s expectation of performance during the measurement period, that more or less than the previous estimate of the awarded shares will vest, an adjustment to stock-based compensation expense is recognized as a change in accounting estimate.

As of June 30, 2022, the unrecognized compensation cost and remaining weighted-average amortization period related to stock-based awards were as follows:

(in thousands)	Restricted Stock Units	Performance- based Restricted Stock Units (1)
Unrecognized compensation cost	$27,887	$8,434
Remaining weighted-average amortization period	2.7 years	1.9 years

(1) Based on the probable achievement of the performance goals identified in each award.

The total cash received by the Company as a result of stock option exercises for the six months ended June 30, 2022 and 2021 was approximately $0.5 million and $0.3 million, respectively. The actual tax benefit realized as a result of stock option exercises and the vesting of other share-based awards during the six months ended June 30, 2022 and 2021 was $2.4 million and $2.5 million, respectively. For the six months ended June 30, 2022 and 2021, the total intrinsic value of stock options exercised was $0.4 million and $0.5 million, respectively.

The Company awarded performance-based restricted stock units to employees during the six months ended June 30, 2022 and 2021. The number of performance-based restricted stock units that will ultimately be earned will not be determined until the end of the corresponding performance periods, and may vary from as low as zero to as high as 2.5 times the target number depending on the level of achievement of certain performance goals. The level of achievement of these goals is based upon the financial results of the Company for the last full calendar year within the performance period. The performance goals consist of certain levels of achievement using the following financial metrics: revenue, operating income margin, and return on invested capital. If the performance goals are not met based on the Company’s financial results, the applicable performance-based restricted stock units will not vest and will be forfeited. Shares subject to forfeited performance-based restricted stock units will be available for re-issuance under the Company’s 2019 Plan.

The following table summarizes activities relating to the Company’s stock options:

(in thousands, except per share data)	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	132	$20.06
Exercised	(39)	16.33
Forfeited or expired	(2)	16.13
Outstanding and exercisable as of June 30, 2022	91	$21.76	1.75	$107

The aggregate intrinsic value in the table above is before income taxes and is calculated as the difference between the exercise price of the underlying options and the Company’s closing stock price as of the last business day of the period ended June 30, 2022 for options that had exercise prices that were below the closing price.

The following table summarizes the activities related to the Company’s time-based restricted stock units:

(in thousands, except per share data)	Number of Units	Weighted- Average Grant Date Fair Value
Non-vested awards outstanding as of December 31, 2021	1,057	$28.02
Granted	591	25.79
Vested	(388)	28.21
Forfeited	(55)	27.49
Non-vested awards outstanding as of June 30, 2022	1,205	$26.89

The following table summarizes the activities related to the Company’s performance-based restricted stock units:

		Weighted-
		Average
	Number of	Grant Date
(in thousands, except per share data)	Units	Fair Value
Non-vested units outstanding as of December 31, 2021	542	$28.06
Granted(1)	177	25.97
Forfeited	(174)	27.29
Non-vested units outstanding as of June 30, 2022	545	$27.62

(1) Represents target number of units that can vest based on the achievement of the performance goals.

Note 8 – Income Taxes

Income tax expense consists of the following:

	Six Months Ended June 30,
(in thousands)	2022	2021
Current:
U.S. Federal	$67	$(365)
State and local	458	354
Foreign	9,177	5,098
Deferred:	(3,098)	(1,475)
	$6,604	$3,612

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in the United States in response to the COVID pandemic. The CARES Act among other things, permits net operating loss carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021, and contains modifications on the limitation of business interest. The Company has evaluated the impact of these provisions and has determined these provisions did not have any impact on the six months ended June 30, 2022. In addition, the CARES Act allowed for employee retention tax credits to be taken in U.S. payroll tax filings, and allowed for the deferral of the employer portion of social security taxes during the calendar year 2020 with 50% to be paid at the end of calendar years 2021 and 2022, respectively. The Company deferred the payment of the employer portion of social security taxes for the year ended December 31, 2020 until the end of 2021 and 2022, respectively. During December 2021, the Company paid approximately 50% of the social security taxes previously deferred. The Company has also determined it was entitled to employee retention credits and filed for the credits in the second quarter 2020 payroll tax reports pursuant to the guidance provided by the Internal Revenue Service. The amount for the credits has been recorded in operating expenses for the year ended December 31, 2020. The Company was not eligible for employee retention tax credits as of December 31, 2021. The Company has not received the retention credits from the Internal Revenue Service that it applied for during second quarter of 2020. The Internal Revenue Service has had some delays in processing the filings for the tax refunds.

The Company has been granted certain tax incentives, including tax holidays, for its subsidiaries in China and Thailand that will expire at various dates, unless extended or otherwise renegotiated, through 2023 in China and 2030 in Thailand, and are subject to certain conditions with which the Company expects to comply. The Malaysia tax incentive expired as of March 31, 2021, but the Company has applied for an extension of the Malaysia tax holiday which would extend the tax holiday for another five years until 2026. There is no guarantee that we will be granted the extension of the Malaysia tax holiday. The net impact of these tax incentives was to lower foreign income tax expense for the six months ended June 30, 2022 and 2021 by approximately $1.7 million (approximately $0.05 per diluted share), and $2.2 million (approximately $0.06 per diluted share), as follows:

	Six Months Ended June 30,
(in thousands)	2022	2021
China	$215	$—
Malaysia	—	877
Thailand	1,467	1,295
	$1,683	$2,172

As of June 30, 2022, the total amount of the reserve for uncertain tax benefits including interest and penalties was $9.6 million. The reserve is classified as a current or long-term liability in the condensed consolidated balance sheets based on the Company’s expectation of when the items will be settled. The Company records interest expense and penalties accrued in relation to uncertain income tax benefits as a component of current income tax expense.

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

	Reportable Operating Segments
	Three Months Ended June 30, 2022
(in thousands)	Americas	Asia	Europe	Total
Market Sector:
Industrials	$22,941	$100,495	$35,400	$158,836
A&D	77,803	8,667	3,427	89,897
Medical	86,879	69,459	9,896	166,234
Semi-Cap	68,706	85,978	20,215	174,899
Computing	57,045	11,591	—	68,636
Telecommunications	37,551	31,976	—	69,527
External revenue	350,925	308,166	68,938	728,029
Elimination of intersegment sales	9,350	12,296	912	22,558
Segment revenue	$360,275	$320,462	$69,850	$750,587

	Six Months Ended June 30, 2022
(in thousands)	Americas	Asia	Europe	Total
Market Sector:
Industrials	$41,667	$184,953	$69,362	$295,982
A&D	146,504	15,682	8,898	171,084
Medical	154,858	108,452	19,797	283,107
Semi-Cap	135,029	182,796	40,511	358,336
Computing	101,671	22,021	—	123,692
Telecommunications	65,065	66,741	105	131,911
External revenue	644,794	580,645	138,673	1,364,112
Elimination of intersegment sales	21,061	27,063	1,518	49,642
Segment revenue	$665,855	$607,708	$140,191	$1,413,754

	Three Months Ended June 30, 2021
(in thousands)	Americas	Asia	Europe	Total
Market Sector:
Industrials	$20,358	$61,115	$18,433	$99,906
A&D	91,427	73	5,180	96,680
Medical	47,920	50,386	10,599	108,905
Semi-Cap	55,492	66,781	16,931	139,204
Computing	32,766	6,832	—	39,598
Telecommunications	32,007	28,222	140	60,369
External revenue	279,970	213,409	51,283	544,662
Elimination of intersegment sales	12,300	9,130	337	21,767
Segment revenue	$292,270	$222,539	$51,620	$566,429

	Six Months Ended June 30, 2021
(in thousands)	Americas	Asia	Europe	Total
Market Sector:
Industrials	$41,354	$116,525	$37,479	$195,358
A&D	174,914	73	11,074	186,061
Medical	95,344	91,170	30,581	217,095
Semi-Cap	104,358	115,542	32,414	252,314
Computing	68,104	15,180	—	83,284
Telecommunications	61,965	53,941	365	116,271
External revenue	546,039	392,431	111,913	1,050,383
Elimination of intersegment sales	23,069	18,412	587	42,068
Segment revenue	$569,108	$410,843	$112,500	$1,092,451

During the six months ended June 30, 2022 and 2021, 90.2% and 90.0%, respectfully, of the Company’s revenue was recognized as products and services that were transferred over time.

The timing of revenue recognition, billings and cash collections result in billed accounts receivable, contract assets and advance payments from customers.

As of June 30, 2022 and December 31, 2021, the Company had $179.2 million and $155.2 million, respectively, in contract assets from contracts with customers. The contract assets primarily relate to the Company’s right to consideration for work completed but not billed at the reporting date. The contract assets are transferred to accounts receivable when the rights become unconditional.

Significant changes in the contract asset balance during the period are as follows:

	Six Months Ended June 30,
(in thousands)	2022	2021
Beginning balance as of December 31	$155,243	$142,779
Revenue recognized	1,233,229	944,052
Amounts collected or invoiced	(1,209,300)	(932,202)
Ending balance as of June 30	$179,172	$154,629

As of June 30, 2022 and December 31, 2021, the Company had $173.6 million and $118.1 million, respectively, in advance payments from customers. Of those amounts, $144.9 million and $79.9 million, respectively, were customer deposits and prepayments of inventory and $28.7 million and $38.2 million, respectively, were related to the contractual timing of payments. The advance payments are not considered a significant financing component because they are used to meet working capital demands of a contract, offset inventory risks and protect the Company from the failure of other parties to fulfill obligations under a contract.

Note 10 – Accounts Receivable Sale Programs

As of June 30, 2022, in connection with trade accounts receivable sale programs with unaffiliated financial institutions, the Company may elect to sell, at a discount, on an ongoing basis, up to a maximum of $120.0 million of specific accounts receivable at any one time.

During the three months ended June 30, 2022 and 2021, the Company sold $119.4 million and $87.0 million, respectively, of accounts receivable under these programs, and in exchange, the Company received cash proceeds of $118.9 million and $86.8 million, respectively, net of the discount. During the six months ended June 30, 2022 and 2021, the Company sold $226.6 million and $166.3 million, respectively, of accounts receivable under these programs, and in exchange, the Company received cash proceeds of $226.0 million and $166.0 million, respectively, net of the discount. The sale discount was recorded to other expense within the condensed consolidated statements of income.

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

The Company recognized $3.6 million of restructuring charges during the six months ended June 30, 2022 primarily related to the previously announced closures of our sites in San Jose, California, Angleton, Texas, and Moorpark, California in the Americas, and other smaller activities involving capacity reductions and reductions in workforce in certain facilities across various regions. San Jose, California operations have ceased and all restructuring activity was complete as of March 31, 2022. Angleton, Texas operations have ceased and all restructuring activity is now complete as of June 30, 2022 upon the disposition of the facility. Moorpark, California operations are expected to cease at the end of 2022 with restructuring activity estimated to be complete shortly thereafter.

The following table summarizes the 2022 activity in accrued restructuring, which is included in accrued liabilities in the condensed consolidated balance sheets, related to various restructuring activities initiated prior to June 30, 2022:

	Balance as of				Foreign	Balance as of
	December 31,	Restructuring	Cash	Non-Cash	Exchange	June 30,
(in thousands)	2021	Charges	Payment	Activity	Adjustments	2022
Restructuring:
Severance	$3,257	$1,713	$(1,129)	$(205)	$—	$3,636
Lease facility costs	17	1,256	(1,257)	—	—	16
Other exit costs	237	611	(665)	(183)	—	—
Total	$3,511	$3,580	$(3,051)	$(388)	$—	$3,652

The components of the restructuring charges during 2022 were as follows:

(in thousands)	Americas	Asia	Europe	Total
Severance costs	$1,583	$130	$—	$1,713
Lease facility costs	1,256	—	—	1,256
Other exit costs	611	—	—	611
	$3,450	$130	$—	$3,580

Additionally, during the third quarter of 2021, the Company made the decision to no longer continue certain manufacturing capabilities in the Americas. In connection with that decision, the Company assessed the facility and equipment assets used in those manufacturing capabilities using valuation information from third parties and recorded $4.4 million of impairment charges as a result of that assessment. The asset impairment charges are included in the restructuring charges and other costs line item on the consolidated statements of income as of September 30, 2021. During the first half of 2022, the Company completed the sale of the equipment for $1.3 million and recorded a loss on assets held for sale of $2.0 million included in the restructuring charges and other costs line item on the consolidated statements of income. Additionally, during the first half of 2022, the Company completed the sale of a building in Angleton, Texas for $4.3 million and recorded a gain on assets held for sale of $2.4 million included in the restructuring charges and other costs line item on the consolidated statements of income.

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

In 2019, ransomware incident related costs incurred totaled $12.7 million or $7.7 million, net of estimated insurance recoveries of $5.0 million. These costs were primarily comprised of certain employee related expenses and various third-party consulting services, including forensic experts, legal counsel and other IT professional expenses. During the year ended December 31, 2020, the Company collected $6.6 million of insurance recoveries, which included $5.0 million of estimated insurance recoveries recorded in 2019 and an additional $1.6 million recorded in 2020. During the year ended December 31, 2021, the Company collected an additional $3.9 million of insurance recoveries. As of December 31, 2021, the Company has collected insurance recoveries totaling $10.5 million. As of June 30, 2022, no further insurance recoveries are expected.

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

The following table sets forth the calculation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2022	2021	2022	2021
Net income	$17,221	$7,369	$28,181	$15,286
Denominator for basic earnings per share – weighted-average number of common shares outstanding during the period	35,157	35,753	35,201	36,000
Incremental common shares attributable to exercise of dilutive options	9	45	21	49
Incremental common shares attributable to outstanding restricted stock units	170	263	394	425
Denominator for diluted earnings per share	35,336	36,061	35,616	36,474
Basic earnings per share	$0.49	$0.21	$0.80	$0.42
Diluted earnings per share	$0.49	$0.20	$0.79	$0.42

Restricted stock units totaling $0.6 million and 2 thousand common shares for the three and six months ended June 30, 2022, respectively, were not included in the computation of diluted earnings per share as their effect would have been anti-dilutive. Restricted stock units totaling 4 thousand shares for both the three and six months ended June 30, 2021 were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

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

On July 30, 2021, the Company entered into forward currency exchange contracts designated as cash flow hedges of forecasted foreign currency expenses with a notional amount of $10.0 million as of June 30, 2022. Changes in the fair value of the derivatives are recorded in accumulated other comprehensive loss in the condensed consolidated balance sheets until earnings are affected by the variability of the cash flows. During the three and six months ended June 30, 2022, the Company recorded an unrealized loss of $0.1 million ($0.1 million net of tax) and an unrealized gain of $0.4 million ($0.3 million net of tax), respectively, on the forward currency exchange contracts in other comprehensive income and transferred unrealized gains of $0.2 million and $0.1 million, respectively, to cost of sales (See Note 16). The Company also has forward currency exchange contracts in place as of June 30, 2022 that have not been designated as accounting hedges and, therefore, changes in fair value are recorded within the condensed consolidated statements of income.

As of June 30, 2022, the fair value estimates for the Company's forward currency exchange contracts were based on Level 2 inputs of the fair value hierarchy, which includes obtaining directly or indirectly observable values from third parties active in the relevant markets. Inputs in the fair value of the foreign currency forward contracts include prevailing forward and spot prices for currencies. The Company enters into forward currency exchange contracts for its operations in Mexico and Europe.

The Company has an interest rate swap agreement, with a notional amount of $125.6 million and $129.4 million as of June 30, 2022 and December 31, 2021, respectively, to hedge a portion of its interest rate exposure on outstanding borrowings under the Credit Agreement. Under this interest rate swap agreement, the Company receives variable rate interest payments based on the one-month LIBOR rate and pays fixed rate interest payments. The fixed interest rate for the contract is 2.928%. The effect of this swap is to convert a portion of the floating rate interest expense to fixed interest rate expense. Based on the terms of the interest rate swap contract and the underlying borrowings outstanding under the Credit Agreement, the interest rate contract was determined to be highly effective, and thus qualifies and has been designated as a cash flow hedge. As such, changes in the fair value of the interest rate swap are recorded in other comprehensive income on the accompanying condensed consolidated balance sheets until earnings are affected by the variability of cash flows. During the three and six months ended June 30, 2022, the Company recorded an unrealized gain of $1.6 million ($1.2 million net of tax) and $4.3 million ($3.2 million net of tax), respectively, on the swap in other comprehensive income. During the three and six months ended June 30, 2021, the Company recorded an unrealized gain of $0.8 million ($0.7 million net of tax) and $2.1 million ($1.6 million net of tax), respectively, on the swap in other comprehensive income (loss). See Note 16.

As of June 30, 2022, the fair value estimate for the Company's interest rate swap agreement were based on Level 2 inputs of the fair value hierarchy, as we obtained the valuation from a third party active in relevant markets. The valuation of the swap is primarily measured through various pricing models or discounted cash flow analysis that incorporate observable market parameters, such as interest rate yield curves and volatility.

The following table presents the fair value of the Company's derivative instruments:

	Fair Values of Derivative Instruments
	Asset Derivatives			Liability Derivatives
	Balance Sheet	June 30,	December 31,	Balance Sheet	June 30,	December 31,
(in thousands)	Location	2022	2021	Location	2022	2021
Derivatives designated as hedging instruments:
Forward currency exchange contracts	Other current assets	$254	$—	Accrued liabilities	$—	$178
Interest rate swap	Other current assets	$—	$—	Accrued liabilities	$5	$4,332

Note 16 – Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component were as follows:

	For the Three Months Ended June 30,
	2022				2021
	Foreign				Foreign
	Currency	Derivative			Currency	Derivative
	Translation	Instruments,			Translation	Instruments,
(in thousands)	Adjustments	Net of Tax	Other	Total	Adjustments	Net of Tax	Other	Total
Beginning balance	$(13,884)	$(925)	$(1,078)	$(15,887)	$(10,795)	$(5,797)	$(1,395)	$(17,987)
Other comprehensive gain (loss) before reclassifications	(3,501)	1,268	(20)	(2,253)	712	637	117	1,466
Amounts reclassified from accumulated other comprehensive loss	—	(152)	—	(152)	—	—	—	—
Net current period other comprehensive gain (loss)	(3,501)	1,116	(20)	(2,405)	712	637	117	1,466
Ending balance	$(17,385)	$191	$(1,098)	$(18,292)	$(10,083)	$(5,160)	$(1,278)	$(16,521)

	For the Six Months Ended June 30,
	2022				2021
	Foreign				Foreign
	Currency	Derivative			Currency	Derivative
	Translation	Instruments,			Translation	Instruments,
(in thousands)	Adjustments	Net of Tax	Other	Total	Adjustments	Net of Tax	Other	Total
Beginning balance	$(12,729)	$(3,372)	$(1,057)	$(17,158)	$(8,375)	$(6,742)	$(1,534)	$(16,651)
Other comprehensive gain (loss) before reclassifications	(4,656)	3,632	(41)	(1,065)	(1,708)	1,582	256	130
Amounts reclassified from accumulated other comprehensive loss	—	(69)	—	(69)	—	—	—	—
Net current period other comprehensive gain (loss)	(4,656)	3,563	(41)	(1,134)	(1,708)	1,582	256	130
Ending balance	$(17,385)	$191	$(1,098)	$(18,292)	$(10,083)	$(5,160)	$(1,278)	$(16,521)

Unrealized gains and losses relating to derivative instruments, reclassified from accumulated other comprehensive loss for the three and six months ended June 30, 2022 and 2021, were recognized as a component of cost of sales in the condensed consolidated statements of income, which relate to the Company's foreign currency contracts accounted for as cash flow hedges. See Note 15 for further explanation of the change in derivative instruments that is recorded to accumulated other comprehensive loss.

Note 17 – Segment and Geographic Information

The Company currently has manufacturing facilities in the Americas, Asia and Europe to serve its customers. The Company is operated and managed geographically, and management evaluates performance and allocates the Company’s resources on a geographic basis. Intersegment sales are generally recorded at prices that approximate arm’s length transactions. Operating segments’ measure of profitability is based on income from operations. Corporate and intersegment eliminations includes (1) corporate expenses not allocated to the Company’s three reporting segments, which are primarily general and administrative expenses such as corporate employee payroll and benefit costs and corporate facility costs, and (2) income from operations on intersegment sales between reporting segments. Corporate functions include legal, finance, tax, treasury, information technology, risk management, human resources, business development and other administrative functions. The accounting policies for the reportable operating segments are the same as for the Company taken as a whole. The Company has three reportable operating segments: Americas, Asia, and Europe. Information about operating segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Net sales:
Americas	$360,275	$292,270	$665,855	$569,108
Asia	320,462	222,539	607,708	410,843
Europe	69,850	51,620	140,191	112,500
Elimination of intersegment sales	(22,558)	(21,767)	(49,642)	(42,068)
	$728,029	$544,662	$1,364,112	$1,050,383
Depreciation and amortization:
Americas	$4,772	$5,252	$9,627	$10,547
Asia	2,551	2,657	5,098	5,343
Europe	814	692	1,618	1,404
Corporate	2,828	2,338	5,519	4,700
	$10,965	$10,939	$21,862	$21,994
Income from operations:
Americas	$16,121	$11,995	$26,486	$20,229
Asia	29,852	25,467	57,658	42,819
Europe	1,008	1,702	5,646	6,940
Corporate and intersegment eliminations	(24,549)	(28,465)	(51,951)	(47,355)
	22,432	10,699	37,839	22,633
Interest expense	(2,185)	(2,079)	(3,935)	(4,228)
Interest income	261	164	391	329
Other expense	784	440	490	164
Income before income taxes	$21,292	$9,224	$34,785	$18,898
Capital expenditures:
Americas	$2,576	$6,923	$15,092	$11,842
Asia	2,119	2,129	6,047	2,334
Europe	1,452	2,433	3,249	2,719
Corporate	849	712	583	1,724
	$6,996	$12,197	$24,971	$18,619

			June 30,	December 31,
(in thousands)			2022	2021
Total assets:
Americas			$993,027	$885,574
Asia			792,772	663,881
Europe			198,334	178,263
Corporate			182,652	176,162
			$2,166,785	$1,903,880

Geographic net sales information provided below reflects the destination of the product shipped. Long-lived assets information is based on the physical location of the asset and includes property, plant and equipment, net, operating lease right-of-use assets, and other long-term assets, net.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Geographic net sales:
United States	$401,842	$321,605	$730,952	$618,648
Singapore	116,284	78,598	221,956	141,755
Other Asia	85,805	46,258	160,715	85,103
Europe	96,705	66,965	195,970	142,291
Other	27,393	31,236	54,519	62,586
	$728,029	$544,662	$1,364,112	$1,050,383

			June 30,	December 31,
(in thousands)			2022	2021
Long-lived assets:
United States			$251,049	$240,430
Asia			65,025	65,327
Europe			29,444	29,588
Other			20,003	22,303
			$365,521	$357,648

Note 18 –Supplemental Cash Flow and Non-Cash Information

The following is additional information concerning supplemental disclosures of cash payments.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Income taxes paid, net	$9,373	$7,768	$12,851	$9,373
Interest paid	$1,981	$1,992	$3,543	$4,082
Non-cash investing activity:
Additions to property, plant and equipment in accounts payable			$14,364	$8,902

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report (this Report) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts and may include words such as “anticipate,” “believe,” “intend,” “plan,” “project,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” “will,” “could,” “predict,” and similar expressions or the negative or other variations thereof. In particular, statements, express or implied, concerning the estimated financial impact of the COVID-19 (COVID) pandemic, the company’s outlook and guidance for third quarter 2022 results, the company’s belief that it is well positioned for continued momentum through the second half of 2022 based on current demand indicators, the company’s expectations regarding the strength of the Semi-Cap sector in 2023, the company’s anticipated plans and responses to the COVID pandemic, the company's expectation relating to current supply chain and labor constraints, future operating results or margins, the ability to generate sales and income or cash flow, expected revenue mix, the company’s business strategy and strategic initiatives, the company’s repurchases of shares of its common stock, the company’s expectations regarding restructuring initiatives, and the company’s intentions concerning the payment of dividends, among others, are forward-looking statements. Although the company believes these statements are based on and derived from reasonable assumptions, they involve risks, uncertainties and assumptions that are beyond the company’s ability to control or predict, relating to operations, markets and the business environment generally, including those discussed under Part I, Item 1A of the company's Annual Report on Form 10-K for the year ended December 31, 2021 (2021 10-K) and in any of the company’s subsequent reports filed with the Securities and Exchange Commission. In particular, these statements also depend on the duration, severity and evolution of the COVID pandemic and related risks, including the emergence and severity of its variants, the availability of vaccines and potential hesitancy to utilize them, government and other third-party responses to the crisis and the consequences for the global economy, the company’s business and the businesses of its suppliers and customers. Events relating to or resulting from the COVID pandemic, including the possibility of customer demand fluctuations, supply chain constraints, inflationary pressures, the effects of foreign currency fluctuations, or the ability to utilize the company’s manufacturing facilities at sufficient levels to cover its fixed operating costs, may have resulting impacts on the company’s business, financial condition, results of operations, and the company’s ability (or inability) to execute on its plans to respond to the COVID pandemic. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes, including the future results of our operations, may vary materially from those indicated. Undue reliance should not be placed on any forward-looking statements. Forward-looking statements are not guarantees of performance. The following discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes, and the 2021 10-K. All forward-looking statements included in this document are based upon information available to the company as of the date of this document, and the company assumes no obligation to update them.

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

•
Technology Solutions, which involve developing a library of building blocks or reference designs primarily in defense solutions, surveillance systems, millimeter wave (mmWave) radio frequency (RF) subsystems, and front-end managed connected data collection systems. We often partner with our customers to merge these solutions utilizing our engineering services to provide turnkey product development from requirements through the launch to volume production into our factories. Our building blocks can be utilized across a variety of industries but we have significant focus and capabilities in the A&D and the complex industrials markets. We have also developed differentiated capabilities in RF and high-speed design for both components and substrates. The need to reduce size, weight, and power (SWaP) to accommodate high frequency electronics communications is important to customers in the A&D, medical and next-generation telecommunications markets.

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

In addition, we believe that a strong focus on human capital through the talent we hire and retain is critical to maintaining our competitiveness. We are driving a customer-centric organization with a high degree of accountability and ownership to develop processes necessary to exceed customer expectations and deliver financial performance aligned to our goals. Through our employee feedback process, we solicit and act upon information to improve our Company and better support our customers and business processes in the future. We have taken steps to attract the best leaders and are accelerating our efforts to increase our diversity and inclusion in our employee and management ranks as we seek to develop an innovative and forward-thinking workforce for the future.

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

COVID Pandemic Update

In late 2019, there was an outbreak of a new strain of coronavirus (COVID) first identified in Wuhan, Hubei Province, China, which has since spread globally. On March 11, 2020, the World Health Organization declared COVID a pandemic. Further, the COVID outbreak has resulted in government authorities around the world implementing numerous measures to try to reduce the spread of COVID, such as travel bans and restrictions, quarantines, “shelter-in-place,” “stay-at-home,” and total lock-down orders, business limitations or shutdowns and similar orders. As a result, the COVID pandemic has negatively impacted the global economy, disrupted global supply chains and workforce participation, and created significant volatility and disruption of financial markets. In an effort to first and foremost protect the health and safety of our employees, we took, and at times continue to take, proactive action to adopt social distancing policies at our locations globally. These measures include, but are not limited to, working from home for certain employees, limiting the number of employees attending meetings, reducing the number of people in our locations at any one time, and significantly limiting employee travel. More recently, more contagious variants of COVID, such as the Omicron variant and its subvariants, have emerged and spread globally, which initially caused many governments and businesses to reimplement various measures, or impose new restrictions, in an effort to lessen the spread of COVID and its variants. While many of these restrictions have been lifted, uncertainty remains as to whether additional restrictions may be initiated or again reimplemented in response to surges in COVID cases. The lingering impact of the COVID pandemic continues to create significant volatility throughout the global economy, including supply chain constraints, labor supply issues and higher inflation. Accordingly, it is unclear at this point the full impact COVID and its variants will have on the global economy and on our Company.

As a result of the COVID pandemic, our revenue during 2021 and the first six months of 2022 has been negatively impacted primarily as a result of operational inefficiencies relating to reduced productivity levels throughout our facilities and supply chain constraints, which affected our ability to support customer demand. Additionally, the COVID pandemic negatively impacted our operating results due to increased direct costs associated with labor expenses and personal protective equipment for our employees.

Benchmark provides critical infrastructure products and essential services in each of our locations, which has allowed us to continue to operate. The COVID pandemic continues to affect the Company’s operations into 2022. End market demand continues to grow as more customers recover from the pandemic. However, we continue to see component supply chain constraints across all commodity categories which are constraining our ability to produce the full demand forecasts we are receiving from customers. See "Second Quarter 2022 Highlights" below for additional information.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in the United States in response to the COVID pandemic. The CARES Act among other things, permits net operating loss carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021, and contains modifications on the limitation of business interest. The Company evaluated the impact of these provisions and determined these provisions did not have any impact on the six months ended June 30, 2022. In addition, the CARES Act allows for employee retention tax credits to be taken in U.S. payroll tax filings and allows for the deferral of the employer portion of social security taxes with 50% to be paid at the end of calendar years 2021 and 2022, respectively. Accordingly, the Company deferred the payment of the employer portion of social security taxes for the year ended December 31, 2020 until the end of 2021 and 2022, respectively. During December 2021, the Company paid approximately 50% of the social security taxes previously deferred. The Company has also determined it was entitled to employee retention credits and filed for the credits in the second quarter 2020 payroll tax reports pursuant to the guidance provided by the Internal Revenue Service. The amount of credits has been recorded in operating expenses for the year ended December 31, 2020. The Company was not eligible for employee retention tax credits as of December 31, 2021. The Company has not received the retention credits from the Internal Revenue Service that it applied for during the second quarter of 2020. The Internal Revenue Service has had some delays in processing the filings for the tax refunds.

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

Second Quarter 2022 Highlights

Sales for the three months ended June 30, 2022 were $728.0 million, a 34% increase from sales of $544.7 million during the three months ended June 30, 2021. During the second quarter of 2022, sales to customers in our various industry sectors fluctuated from the second quarter of 2021 as follows:

Higher-Value Markets

• Industrials increased by 59%,

• A&D decreased by 7%,

• Medical increased by 53%, and

• Semi-Cap increased by 26%.

Traditional Markets

• Computing increased by 73%, and

• Telecommunications increased by 15%.

The overall revenue increase was due primarily to higher overall demand from both our Higher-value and Traditional markets (as discussed below). Higher-value market revenues were up 33% year-over-year from strength in the Semi-Cap, Medical and Industrials sectors. Traditional market revenues were up 38% year-over-year from strength in both Computing and Telecommunications sectors.

Our sales depend on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, the availability of electronic component supply, or the failure of a major customer to pay for components or services, including in each case as a result of the COVID pandemic, have adversely affected us. A substantial percentage of our sales are made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. Sales to our ten largest customers represented 53% and 46% of our total sales during the six months ended June 30, 2022 and 2021, respectively. Due to the COVID pandemic, as well as global labor and supply disruptions, we continue to see component supply chain constraints across all commodity categories that are constraining our ability to produce the full demand forecasts we are receiving from customers. Lead times continue to extend, and more components are being placed on allocation by suppliers. Additionally, there continues to be an increase in pushouts of previously committed component orders and tighter allocation and timing restrictions across the component suppliers. Though we have recently started to see the easing of certain material constraints, these last-minute allocations created inefficiencies in our operations and contributed to the sequential increase in inventory, as well as increased costs to us and our customers.

We experience fluctuations in gross profit from period to period. Different programs contribute different gross profits depending on the type of services involved, location of production, size of the program, complexity of the product and level of material costs associated with the various products. Moreover, new programs can contribute relatively less to our gross profit in their early stages when manufacturing volumes are usually lower, resulting in inefficiencies and unabsorbed manufacturing overhead costs. During periods of low production volume, we generally have unabsorbed manufacturing overhead costs and reduced gross profit. Gross profit can also be impacted by higher costs associated with other situations, such as COVID and supply chain constraints. This includes supply chain premiums for excess component costs paid to secure available supply resulting in revenue with cost recovery only with no margin. In addition, a number of our new program ramps require incremental investment during the launch and ramp phase which can exert downward pressure on our gross profit.

We have undertaken initiatives to restructure our business operations with the intention of improving utilization and reducing costs. During the first six months of 2022, we recognized $3.6 million of restructuring and other costs due to expenses associated with various site closures and restructuring activities, as well as a $2.0 million loss on assets held for sale related to the Company's 2021 decision to no longer continue certain manufacturing capabilities in the Americas and a gain on assets held for sale of $2.4 million related to the sale of our Angleton, Texas facility.

RESULTS OF OPERATIONS

The following table presents the percentage relationship that certain items in our condensed consolidated statements of income bear on sales for the periods indicated. The financial information and the discussion below should be read in conjunction with the condensed consolidated financial statements and Notes thereto in Part I, Item 1 of this Report.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	91.9	91.2	91.5	91.4
Gross profit	8.1	8.8	8.5	8.6
Selling, general and administrative expenses	4.9	6.2	5.3	6.1
Amortization of intangible assets	0.2	0.3	0.2	0.3
Restructuring charges and other costs (income)	(0.2)	0.3	0.2	0.3
Ransomware related incident costs (recovery), net	—	—	—	(0.3)
Income from operations	3.2	2.0	2.8	2.2
Other expense, net	(0.2)	(0.3)	(0.2)	(0.4)
Income before income taxes	3.0	1.7	2.6	1.8
Income tax expense	0.6	0.3	0.5	0.3
Net income	2.4%	1.4%	2.1%	1.5%

Sales

As noted above, sales for the second quarter of 2022 increased 34% from the same quarter in 2021.

Sales are analyzed by management by industry sector and by geographic segment, which reflects our reportable segments. Our global business development strategy is based on our targeted industry sectors. Management measures operational performance and allocates resources on a geographic segment basis.

Sales by industry sector were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Higher-Value Markets
Industrials	$158,836	$99,906	$295,982	$195,358
A&D	89,897	96,680	171,084	186,061
Medical	166,234	108,905	283,107	217,095
Semi-Cap	174,899	139,204	358,336	252,314
	589,866	444,695	1,108,509	850,828
Traditional Markets
Computing	68,636	39,598	123,692	83,284
Telecommunications	69,527	60,369	131,911	116,271
	138,163	99,967	255,603	199,555
Total	$728,029	$544,662	$1,364,112	$1,050,383

Industrials. Second quarter 2022 sales increased 59% to $158.8 million from $99.9 million in the second quarter of 2021. Sales during the first six months of 2022 increased 52% to $296.0 million from $195.4 million in the same period of 2021. The increases were primarily due to continued demand improvements from energy-related products, building infrastructure, and the ramp of new programs supporting light detection and ranging (LiDAR) applications.

Aerospace and Defense. Second quarter 2022 sales decreased 7% to $89.9 million from $96.7 million in the second quarter of 2021. Sales during the first six months of 2022 decreased 8% to $171.1 million from $186.1 million in the same period of 2021. The decreases were primarily due to supply chain constraints across our defense customers.

Medical. Second quarter 2022 sales increased 53% to $166.2 million from $108.9 million in the second quarter of 2021. Sales during the first six months of 2022 increased 30% to $283.1 million from $217.1 million in the same period of 2021. The increases were primarily due to end market growth and improving demand with existing customers.

Semiconductor Capital Equipment. Second quarter 2022 sales increased 26% to $174.9 million from $139.2 million in the second quarter of 2021. Sales during the first six months of 2022 increased 42% to $358.3 million from $252.3 million in the same period of

2021. The increases were primarily due to higher demand across our customer base in the front-end wafer processing space where we provide differentiated engineering design services, precision machining capabilities, and complex system assembly.

Computing. Second quarter 2022 sales increased 73% to $68.6 million from $39.6 million in the second quarter of 2021. Sales during the first six months of 2022 increased 49% to $123.7 million from $83.3 million in the same period of 2021. The increases were primarily due to material constraints easing and the planned ramp of high-performance computing programs.

Telecommunications. Second quarter 2022 sales increased 15% to $69.5 million from $60.4 million in the second quarter of 2021. Sales during the first six months of 2022 increased 13% to $131.9 million from $116.3 million in the same period of 2021. The increases were primarily due to demand improvement for satellite programs and new next generation broadband ramps.

Our international operations are subject to the risks of doing business abroad. See Part I, Item 1A of our 2021 10-K for factors pertaining to our international sales, fluctuations in foreign currency exchange rates and a discussion of potential adverse effects in operating results associated with the risks of doing business abroad. During the second quarter of 2022 and 2021, 60% and 56%, respectively, of our sales were from international operations.

Sales by geographic segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Net sales:
Americas	$360,275	$292,270	$665,855	$569,108
Asia	320,462	222,539	607,708	410,843
Europe	69,850	51,620	140,191	112,500
Elimination of intersegment sales:	(22,558)	(21,767)	(49,642)	(42,068)
Total net sales	$728,029	$544,662	$1,364,112	$1,050,383

Americas. Second quarter 2022 sales increased 23% to $360.3 million from $292.3 million in the second quarter of 2021. Sales during the first six months of 2022 increased 17% to $665.9 million from $569.1 million in the same period of 2021. The increases were primarily due to increasing demand with existing customers and new program ramps with existing and new customers.

Asia. Second quarter 2022 sales increased 44% to $320.5 million from $222.5 million in the second quarter of 2021. Sales during the first six months of 2022 increased 48% to $607.7 million from $410.8 million in the same period of 2021. The increases were primarily due to increasing demand with existing customers, production ramps of new programs for existing customers and new customer program ramps.

Europe. Second quarter 2022 sales increased 35% to $69.9 million from $51.6 million in the second quarter of 2021. Sales during the first six months of 2022 increased 25% to $140.2 million from $112.5 million in the same period of 2021. The increases were primarily due to increasing demand with existing customers and new customer program ramps.

Gross Profit

Gross profit increased 23% to $58.8 million in the second quarter of 2022 from $47.9 million in the second quarter of 2021. Gross profit increased 29.2% to $116.4 million in the first six months of 2022 from $90.1 million in the same period of 2021. Gross margin decreased primarily due to the mix of our revenue, operational inefficiencies caused by the continued supply chain challenges and COVID disruptions, and the dilutive impact of revenue from supply chain premiums with no margin.

Operating Income

Second quarter 2022 operating income increased 110% to $22.4 million from $10.7 million in the second quarter of 2021. Operating income increased 67% to $37.8 million first six months of 2022 from $22.6 million in the same period of 2021. The increases were primarily due to an increase in revenue and respective gross profit partially offset by an increase in selling, general and administrative (SG&A) expenses.

Operating income by reportable segment was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Operating income:
Americas	$16,121	$11,995	$26,486	$20,229
Asia	29,852	25,467	57,658	42,819
Europe	1,008	1,702	5,646	6,940
Corporate and other costs	(24,549)	(28,465)	(51,951)	(47,355)
Total operating income	$22,432	$10,699	$37,839	$22,633

Americas. Second quarter 2022 operating income increased 34% to $16.1 million from $12.0 million in the second quarter of 2021. Operating income during the first six months of 2022 increased 31% to $26.5 million from $20.2 million in the same period of 2021. The increases were primarily due to higher revenue.

Asia. Second quarter 2022 operating income increased 17% to $29.9 million from $25.5 million in the second quarter of 2021. Operating income during the first six months of 2022 increased 35% to $57.7 million from $42.8 million in the same period of 2021. The increases were primarily due to higher revenue and improved productivity in labor.

Europe. Second quarter 2022 operating income decreased 41% to $1.0 million from $1.7 million in the second quarter of 2021. Operating income during the first six months of 2022 decreased 19% to $5.6 million from $6.9 million in the same period of 2021. The decreases were primarily due to changes in sales mix.

Selling, General and Administrative Expenses

SG&A increased to $35.8 million in the second quarter of 2022 from $34.0 million in the second quarter of 2021. SG&A increased to $72.1 million in the first six months of 2022 from $64.6 million in the same period of 2021. The increases were primarily due to the increase in variable compensation, medical claim expenses, and expenses related to continued IT infrastructure investments.

Amortization of Intangible Assets

Amortization of intangible assets was $1.6 million in both the second quarter of 2022 and 2021. Amortization of intangibles was $3.2 million in both the second half of 2022 and 2021.

Restructuring Charges and Other Costs

During the first six months of 2022, we recognized $3.6 million of restructuring charges and other costs primarily due to expenses associated with announced site closures or exits, reductions in force and other restructuring activities primarily in the Americas, in addition to a $2.0 million loss on assets held for sale related to certain manufacturing capabilities in the Americas that the Company made the decision in 2021 to no longer continue and a gain on assets held for sale of $2.4 million related to the sale of the Angleton, Texas facility. During the first six months of 2021, we recognized $3.2 million of restructuring and other costs primarily due to expenses associated with announced site closures or exits, reduction in force and other restructuring activities primarily in the Americas. See Note 12 to the condensed consolidated financial statements in Part I, Item 1 of this Report for additional information on our restructuring charges.

Ransomware Incident Related Costs, Net

No insurance recoveries were made in the second quarter of 2022 or 2021. During the first six months of 2021, we collected $3.4 million of insurance recoveries. As of June 30, 2022, no further insurance recoveries are expected.

Interest Expense

Interest expense increased to $2.2 million in the second quarter of 2022 from $2.1 million in the second quarter of 2021. The increase was primarily due to increased borrowings under our revolving credit facility to support investment in working capital. Interest expense decreased to $3.9 million in the first six months of 2022 from $4.2 million in the same period of 2021. The decrease was primarily due to lower interest rates after our credit facility was amended in December 2021.

Interest Income

Interest income increased to $0.3 million in the second quarter of 2022 from $0.2 million in the second quarter of 2021. Interest income increased to $0.4 million in the first six months of 2022 from $0.3 million in the same period of 2021. The increases were primarily due to slightly higher interest rates.

Income Tax Expense

Income tax expense of $4.1 million represented a 19.1% effective tax rate for the second quarter of 2022, compared with $1.9 million in the second quarter of 2021 representing an effective tax rate of 19.1%. Income tax expense of $6.6 million represented a 19.0% effective tax rate for the first six months of 2022, compared with $3.6 million for the same period of 2021 representing an effective tax rate of 20.1%.

We have been granted certain tax incentives, including tax holidays, for our subsidiaries in China and Thailand that will expire at various dates, unless extended or otherwise renegotiated, through 2023 in China and 2030 in Thailand. See Note 8 to the condensed consolidated financial statements in Part I, Item 1 of this Report.

Net Income

We reported a net income of $17.2 million, or $0.49 per diluted share, for the second quarter of 2022, compared with a net income of $7.4 million, or $0.20 per diluted share, for the second quarter of 2021. We reported a net income of $28.2 million, or $0.79 per diluted share, for the first six months of 2022, compared with a net income of $15.3 million, or $0.42 per diluted share, for the same period in 2021. The increases were primarily the result of items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our organic growth and operations through funds generated from operations and borrowings under our Credit Agreement (as defined below). Cash and cash equivalents and restricted cash totaled $263.9 million at June 30, 2022 and $271.7 million at December 31, 2021, of which $184.7 million and $194.7 million, respectively, were held outside the U.S. in various foreign subsidiaries.

Cash used in operating activities was $93.5 million during the first six months of 2022. The cash used in operations during 2022 consisted primarily of a $146.2 million increase in inventories, a $23.9 million increase in contract assets, a $8.8 million increase in prepaids and other assets, a $91.2 million increase in accounts receivable, and a $12.2 decrease in accrued liabilities, partially offset by $28.2 million of net income, $21.9 million of depreciation and amortization, a $69.9 million increase in accounts payable and a $55.4 million increase in advance payments from customers. Working capital was $0.8 billion at June 30, 2022 and $0.7 billion at December 31, 2021. The growth in working capital is a result of the proactive investment in inventory to support our revenue growth.

We primarily purchase components only after customer orders or forecasts are received, which mitigates, but does not eliminate, the risk of loss on inventories. Supplies of electronic components and other materials used in operations are subject to industry-wide shortages. In certain instances, suppliers may allocate available quantities to us. When shortages of these components and other material supplies used in operations have occurred, vendors have at times been unable to ship the quantities we need for production, forcing us to delay shipments, which can increase backorders and impact cash flows. Vendors also may increase the costs of components based on the market conditions including these shortages. In certain instances, we request and receive advance payments from customers as prepayments of inventory to meet working capital demands of a contract, offset inventory risks such as inventory purchased in advance of current needs and protect the Company from the failure of other parties to fulfill obligations under a contract. For example, as discussed above under “COVID Pandemic Update,” we have been impacted by supply chain constraints, including shortages, longer lead times and increased transit times.

Cash used in investing activities was $19.3 million during the first six months of 2022 primarily due to purchases of additional property, plant and equipment totaling $23.2 million, partially offset by proceeds from the sale of assets held for sale of $5.4 million. The purchases of property, plant and equipment were primarily for machinery and equipment in the Americas and Asia.

Cash provided by financing activities was $110.8 million during the first six months of 2022. Borrowings under the Credit Agreement were $398.0 million and proceeds from stock option exercises were $0.5 million. Principal payments under the Credit Agreement totaled $263.0 million, share repurchases totaled $9.4 million, dividends paid totaled $11.6 million and debt issuance costs totaled $0.6 million.

On December 21, 2021, the Company amended and restated the Company's prior $650 million credit agreement by entering into a $381 million amended and restated credit agreement (the Amended and Restated Credit Agreement). Under the terms of the Amended and Restated Credit Agreement, in addition to the $131.3 million Term Loan facility, we have a $250.0 million five-year revolving credit facility to be used for general corporate purposes, both with a maturity date of December 21, 2026. On May 20, 2022, the Company entered into Amendment No. 1 (the Amendment) to the Amended and Restated Credit Agreement (as amended, the Credit Agreement). The Amendment, among other things, increased the revolving credit facility commitments from $250 million to $450 million. The Credit Agreement includes an accordion feature pursuant to which the Company is permitted to add one or more incremental term loans and/or increase commitments under the revolving credit facility in an aggregate amount of $100 million or a higher amount, subject to the satisfaction of certain conditions and exceptions. As of June 30, 2022, we had $131.3 million in borrowings outstanding under the term loan facility, $135.0 million in borrowings outstanding under the revolving credit facility, and $3.9 million in letters of credit outstanding under our revolving credit facility. Under the revolving credit facility, $311.1 million remains available for future borrowings, subject to compliance with financial covenants as to interest coverage and debt leverage, in addition to other debt covenant restrictions. See Note 5 to the condensed consolidated financial statements in Part I, Item 1 of this Report for more information regarding the terms of the Credit Agreement.

The Credit Agreement contains certain financial covenants related to interest coverage and debt leverage, and certain customary affirmative and negative covenants, including restrictions on our ability to incur additional debt and liens, pay dividends, repurchase shares, sell assets and merge or consolidate with other persons. Amounts due under the Credit Agreement could be accelerated upon specified events of default, including a failure to pay amounts due, breach of a covenant, material inaccuracy of a representation, or occurrence of bankruptcy or insolvency, subject, in some cases, to cure periods. As of June 30, 2022, we were in compliance with all of these covenants and restrictions.

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

As of June 30, 2022, we had cash and cash equivalents, including restricted cash, totaling $263.9 million and $311.1 million available for borrowings under the Credit Agreement, subject to compliance with financial covenants as to interest coverage and debt leverage, in addition to other debt covenant restrictions.

During the next 12 months, we believe our capital expenditures will approximate $50 million to $60 million, principally for machinery and equipment to help increase our production capacity to support anticipated revenue growth and our ongoing business around the globe.

On March 6, 2018, our Board of Directors approved an expanded stock repurchase program granting us the authority to repurchase up to $250 million in common stock in addition to the $100 million approved on December 7, 2015. On February 19, 2020 and October 26, 2021, the Board of Directors authorized the repurchase of an additional $150 million and $100 million, respectively, of the Company's common stock. During the six months ended June 30, 2022, we repurchased a total of 0.4 million common shares for an aggregate of $9.4 million at an average price of $24.96 per share. As of June 30, 2022, we had $154.6 million remaining under the share repurchase authorization to purchase additional shares. We are under no commitment or obligation to repurchase any particular amount of common stock.

The Company began declaring and paying quarterly dividends during the first quarter of 2018. In February 2020, the Board of Directors approved a quarterly dividend increase, raising the quarterly dividend from $0.15 to $0.16 per common share. In May 2021, the Board of Directors approved another quarterly dividend increase, raising the quarterly dividend from $0.16 to $0.165 per common share. During both the first six months of 2022 and 2021, cash dividends paid totaled $11.6 million. On March 15, 2022, the Company declared a quarterly cash dividend of $0.165 per share of the Company’s common stock to shareholders of record as of June 30, 2022. The dividend of $5.8 million was paid on July 14, 2022. The Board of Directors currently intends to continue paying quarterly dividends. However, the Company’s future dividend policy is subject to the Company’s compliance with applicable law, and depends on, among other things, the Company’s results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in the Company’s debt agreements, and other factors that the Board of Directors may deem relevant, including the impact of the COVID pandemic. Dividend payments are not mandatory or guaranteed; there can be no assurance that the Company will continue to pay a dividend in the future.

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

We transact business in various foreign countries and are subject to foreign currency fluctuation risks. We use natural hedging and forward contracts to economically hedge transactional exposure primarily associated with trade accounts receivable, other receivables, trade accounts payable, and lease liabilities that are denominated in a currency other than the functional currency of the respective operating entity. We do not use derivative financial instruments for speculative purposes. Certain forward currency exchange contracts in place as of June 30, 2022 have not been designated as accounting hedges and, therefore, changes in fair value are recorded within our condensed consolidated statements of income.

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

We are also exposed to interest rate risk on borrowings under our Credit Agreement. As of June 30, 2022, we had $131.3 million outstanding on the floating rate term loan facility, and we have an interest rate swap agreement with a notional amount of $125.6 million. Under this swap agreement, we receive variable rate interest rate payments and pay fixed rate interest payments. The effect of this swap is to convert a portion our floating rate interest expense to fixed interest rate expense. The interest rate swap is designated as a cash flow hedge.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information for the quarter ended June 30, 2022 about the Company’s repurchases of its equity securities registered pursuant to Section 12 of the Exchange Act:

(d)
Maximum
Number (or
			(c)	Approximate
			Total Number of	Dollar Value)
			Shares (or Units)	of Shares (or
	(a)		Purchased as	Units) that
	Total Number of	(b)	Part of Publicly	May Yet Be Purchased
	Shares (or	Average Price	Announced	Under the
	Units)	Paid per Share	Plans or	Plans or
Period	Purchased	(or Unit)	Programs	Programs(1)
April 1 to 30, 2022	147,000	$24.14	147,000	$155.0 million
May 1 to 31, 2022	15,000	24.14	15,000	$154.6 million
June 1 to 30, 2022	—	—	—	$154.6 million
Total	162,000	$24.11	162,000

(1) On October 30, 2018, the Company announced that the Board of Directors authorized the repurchase of $100 million of the Company’s common stock in addition to the $250 million previously announced on March 7, 2018. On February 24, 2020, the Company announced that the Board of Directors authorized the repurchase of an additional $150 million of the Company’s common stock. Net of shares repurchased through June 30, 2022, the total remaining authorization outstanding as of June 30, 2022 is $154.6 million. Stock purchases may be made in the open market, in privately negotiated transactions or block transactions, at the discretion of the Company’s management and as market conditions warrant. Purchases are funded from available cash and may be commenced, suspended or discontinued at any time without prior notice. Shares of stock repurchased under the program are retired.

Item 6. Exhibits

Exhibit Number
Description of Exhibit

3.1

Restated Certificate of Formation dated May 17, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 17, 2016) (the 8-K) (Commission file number 1-10560)

3.2

Amended and Restated Bylaws of the Company dated December 2, 2020 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated December 7, 2020 (Commission file number 1-10560))

4.1

Specimen form of certificate evidencing the Common Shares (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014) (Commission file number 1-10560)

10.1

First Amendment to the Benchmark Electronics, Inc. 2019 Omnibus Incentive Compensation Plan (incorporated herein by reference to Annex A to the Registrant's Revised Definitive Proxy Statement on Schedule 14A filed on April 15, 2022 (Commission file number 1-10560))

10.2*

Amendment No. 1 to Amended and Restated Credit Agreement, dated May 20, 2022, by and among Benchmark Electronics, Inc., certain of its subsidiaries, the lenders party thereto and Bank of America, N.A. as Administrative Agent, Swingline Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Company's Current Report of Form 8-dated May 24, 2022 (Commission file number 1-10560))

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

(2) Furnished herewith

* Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish supplementally to the SEC a copy of any omitted exhibits or schedules upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 4, 2022.

BENCHMARK ELECTRONICS, INC.

(Registrant)

By:	/s/ Jeffrey W. Benck
Jeffrey W. Benck
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Roop K. Lakkaraju
Roop K. Lakkaraju
Chief Financial Officer
(Principal Financial and Accounting Officer)