Form 10-Q
period 2022-09-30
BENCHMARK ELECTRONICS INC
filed 2022-11-04
CIK 863436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 1, 2022, there were 35,176,226 shares of common stock of Benchmark Electronics, Inc., par value $0.10 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
(in thousands, except par value)	2022	2021
Assets
Current assets:
Cash and cash equivalents	$247,298	$271,749
Restricted cash	2,039	—
Accounts receivable, net of allowance for doubtful accounts of $408 and $788, respectively	478,835	355,883
Contract assets	187,730	155,243
Inventories	746,920	523,240
Prepaid expenses and other assets	45,009	41,688
Income taxes receivable	372	341
Total current assets	1,708,203	1,348,144
Property, plant and equipment, net	204,154	186,666
Operating lease right-of-use assets	95,533	99,158
Goodwill	192,116	192,116
Deferred income taxes	8,669	5,972
Other assets, net	67,832	71,824
	$2,276,507	$1,903,880
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$3,452	$985
Accounts payable	522,499	426,555
Advance payments from customers	211,601	118,124
Income taxes payable	12,007	6,164
Accrued liabilities	99,341	102,554
Total current liabilities	848,900	654,382
Long-term debt, less current installments	296,425	129,289
Operating lease liabilities	87,983	90,878
Other long-term liabilities	42,498	55,445
Deferred income taxes	84	84
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.10 par value; 5,000 shares authorized, none issued	—	—
Common stock, $0.10 par value; 145,000 shares authorized; issued and outstanding – 35,153 and 35,213, respectively	3,515	3,521
Additional paid-in capital	513,808	507,447
Retained earnings	504,419	479,992
Accumulated other comprehensive loss	(21,125)	(17,158)
Total shareholders’ equity	1,000,617	973,802
	$2,276,507	$1,903,880

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2022	2021	2022	2021
Sales	$771,575	$571,882	$2,135,687	$1,622,265
Cost of sales	704,825	518,177	1,952,579	1,478,420
Gross profit	66,750	53,705	183,108	143,845
Selling, general and administrative expenses	38,544	34,387	110,675	98,969
Amortization of intangible assets	1,591	1,596	4,792	4,793
Restructuring charges and other costs	1,331	6,428	4,518	9,600
Ransomware related incident costs (recovery), net	—	(500)	—	(3,944)
Income from operations	25,284	11,794	63,123	34,427
Interest expense	(3,493)	(1,987)	(7,428)	(6,215)
Interest income	452	122	843	451
Other income	1,087	500	1,577	664
Income before income taxes	23,330	10,429	58,115	29,327
Income tax expense	4,501	2,364	11,105	5,976
Net income	$18,829	$8,065	$47,010	$23,351
Earnings per share:
Basic	$0.54	$0.23	$1.34	$0.65
Diluted	$0.53	$0.23	$1.32	$0.64
Weighted-average number of shares outstanding:
Basic	35,151	35,423	35,184	35,806
Diluted	35,348	35,666	35,604	36,287

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Net income	$18,829	$8,065	$47,010	$23,351
Other comprehensive income (loss):
Foreign currency translation adjustments	(3,541)	(1,438)	(8,197)	(3,146)
Unrealized gain on derivatives, net of tax	730	214	4,293	1,796
Other	(22)	113	(63)	369
Other comprehensive loss	(2,833)	(1,111)	(3,967)	(981)
Comprehensive income	$15,996	$6,954	$43,043	$22,370

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(unaudited)

(in thousands)	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balances, December 31, 2021	35,213	$3,521	$507,447	$479,992	$(17,158)	$973,802
Stock-based compensation expense	—	—	13,282	—	—	13,282
Shares repurchased and retired	(376)	(37)	(4,177)	(5,177)	—	(9,391)
Stock options exercised	33	3	468	—	—	471
Vesting of restricted stock units	407	41	(41)	—	—	—
Shares withheld for taxes	(124)	(13)	(3,171)	—	—	(3,184)
Dividends declared	—	—	—	(17,406)	—	(17,406)
Net income	—	—	—	47,010	—	47,010
Other comprehensive loss	—	—	—	—	(3,967)	(3,967)
Balances, September 30, 2022	35,153	$3,515	$513,808	$504,419	$(21,125)	$1,000,617

Balances, June 30, 2022	35,140	$3,514	$509,172	$491,379	$(18,292)	$985,773
Stock-based compensation expense	—	—	4,795	—	—	4,795
Stock options exercised	1	—	12	—	—	12
Vesting of restricted stock units	18	2	(2)	—	—	—
Shares withheld for taxes	(6)	(1)	(169)	—	—	(170)
Dividends declared	—	—	—	(5,789)	—	(5,789)
Net income	—	—	—	18,829	—	18,829
Other comprehensive loss	—	—	—	—	(2,833)	(2,833)
Balances, September 30, 2022	35,153	$3,515	$513,808	$504,419	$(21,125)	$1,000,617

(in thousands)	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balances, December 31, 2020	36,295	$3,629	$510,405	$492,205	$(16,651)	$989,588
Stock-based compensation expense	—	—	10,856	—	—	10,856
Shares repurchased and retired	(1,380)	(137)	(15,364)	(24,715)	—	(40,216)
Stock options exercised	29	3	343	—	—	346
Vesting of restricted stock units	373	37	(37)	—	—	—
Shares withheld for taxes	(108)	(11)	(3,141)	—	—	(3,152)
Dividends declared	—	—	—	(17,456)	—	(17,456)
Net income	—	—	—	23,351	—	23,351
Other comprehensive loss	—	—	—	—	(981)	(981)
Balances, September 30, 2021	35,209	$3,521	$503,062	$473,385	$(17,632)	$962,336

Balances, June 30, 2021	35,566	$3,558	$503,386	$476,855	$(16,521)	$967,278
Stock-based compensation expense	—	—	3,993	—	—	3,993
Shares repurchased and retired	(372)	(38)	(4,137)	(5,722)	—	(9,897)
Vesting of restricted stock units	22	2	(2)	—	—	—
Shares withheld for taxes	(7)	(1)	(178)	—	—	(179)
Dividends declared	—	—	—	(5,813)	—	(5,813)
Net income	—	—	—	8,065	—	8,065
Other comprehensive loss	—	—	—	—	(1,111)	(1,111)
Balances, September 30, 2021	35,209	$3,521	$503,062	$473,385	$(17,632)	$962,336

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
(in thousands)	2022	2021
Cash flows from operating activities:
Net income	$47,010	$23,351
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	24,874	26,335
Amortization	8,113	6,628
Provision for doubtful accounts	(380)	40
Deferred income taxes	(4,138)	(2,110)
Asset impairments	—	4,358
Loss (gain) on the sale of property, plant and equipment	(246)	164
Gain on assets held for sale	(393)	—
Stock-based compensation expense	13,282	10,856
Changes in operating assets and liabilities:
Accounts receivable	(123,600)	(2,342)
Contract assets	(32,487)	(17,415)
Inventories	(228,501)	(151,518)
Prepaid expenses and other assets	(9,820)	(9,470)
Accounts payable	84,588	114,477
Advance payments from customers	93,476	7,341
Accrued liabilities	(2,043)	(9,087)
Operating leases	(638)	(196)
Income taxes	6,186	(2,720)
Net cash used in operations	(124,717)	(1,308)
Cash flows from investing activities:
Additions to property, plant and equipment	(30,179)	(29,497)
Proceeds from the sale of property, plant and equipment	289	222
Proceeds from the sale of assets held for sale	5,372	—
Additions to purchased software	(3,415)	(2,940)
Other	5	72
Net cash used in investing activities	(27,928)	(32,143)
Cash flows from financing activities:
Debt issuance costs	(574)	—
Proceeds from stock options exercised	471	346
Employee taxes paid for with shares withheld	(3,184)	(3,152)
Dividends paid	(17,414)	(17,448)
Borrowings under credit agreement	593,000	30,000
Principal payments on credit agreement	(423,000)	(35,625)
Principal payments on finance leases	(123)	(833)
Share repurchases	(9,391)	(40,216)
Net cash provided by (used in) financing activities	139,785	(66,928)
Effect of exchange rate changes	(9,552)	(4,414)
Net decrease in cash and cash equivalents and restricted cash	(22,412)	(104,793)
Cash and cash equivalents and restricted cash at beginning of year	271,749	395,990
Cash and cash equivalents and restricted cash at end of period	$249,337	$291,197

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

The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC) relating to interim financial statements. The condensed consolidated financial statements reflect all normal and recurring adjustments necessary in the opinion of management for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2021 (the 2021 10-K).

Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States (U.S. GAAP) for interim financial statements. However, actual results could differ materially from these estimates.

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

Note 3 – Inventories

Inventory costs are summarized as follows:

	September 30,	December 31,
(in thousands)	2022	2021
Raw materials	$729,202	$504,307
Work in process	15,301	15,338
Finished goods	2,417	3,595
	$746,920	$523,240

Note 4 – Goodwill and Other Intangible Assets

Goodwill allocated to the Company’s reportable segments were as follows:

(in thousands)	Americas	Asia	Total
Goodwill as of September 30, 2022 and December 31, 2021	$154,014	$38,102	$192,116

Other assets, net consist primarily of acquired identifiable intangible assets and capitalized purchased software costs. Acquired identifiable intangible assets and purchased software as of September 30, 2022 and December 31, 2021 were as follows:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$99,981	$(64,282)	$35,699
Purchased software costs	51,910	(35,621)	16,289
Technology licenses	26,800	(26,800)	—
Trade names and trademarks	7,800	—	7,800
Other	868	(374)	494
Intangible assets, September 30, 2022	$187,359	$(127,077)	$60,282

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$100,136	$(59,680)	$40,456
Purchased software costs	49,788	(34,325)	15,463
Technology licenses	26,800	(26,800)	—
Trade names and trademarks	7,800	—	7,800
Other	868	(356)	512
Intangible assets, December 31, 2021	$185,392	$(121,161)	$64,231

Customer relationships are being amortized on a straight-line basis over a period of 10 to 14 years. Capitalized purchased software costs are amortized straight-line over the estimated useful life of the related software, which ranges from 2 to 14 years. Technology licenses are being amortized over their estimated useful lives in proportion to the economic benefits consumed. The Company’s acquired trade names and trademarks have been determined to have an indefinite life. Amortization on the statements of cash flow for the nine months ended September 30, 2022 and 2021 were as follows:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Amortization of intangible assets	$4,792	$4,793
Amortization of capitalized purchased software costs	3,019	1,490
Amortization of debt costs	302	345
	$8,113	$6,628

The estimated future amortization expense of acquired intangible assets for each of the next five years is as follows (in thousands):

Year ending December 31,	Amount
2022 (remaining three months)	$1,592
2023	$5,979
2024	$4,817
2025	$4,817
2026	$4,817

Note 5 – Borrowing Facilities

Long-term debt outstanding as of September 30, 2022 and December 31, 2021 consists of the following:

	September 30,	December 31,
(in thousands)	2022	2021
Revolving credit facility	$170,000	$—
Term loan	131,250	131,250
Less unamortized debt issuance costs	(1,943)	(1,670)
Long-term debt	$299,307	$129,580

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

As of September 30, 2022, a portion of the $131.3 million of the outstanding debt under the Credit Agreement is effectively at a fixed interest rate of 2.928% as a result of a $123.8 million notional interest rate swap contract discussed in Note 15. A commitment fee of 0.20% to 0.30% per annum (based on the Company's debt to EBITDA ratio) on the unused portion of the Revolving Credit Facility is payable quarterly in arrears.

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

As of September 30, 2022, the Company had $131.3 million in borrowings outstanding under the Term Loan Facility, $170.0 million in borrowings outstanding under the Revolving Credit Facility, and $3.9 million in letters of credit outstanding under the Revolving Credit Facility. The Company had $276.1 million available for future borrowings under the Revolving Credit Facility subject to compliance with financial covenants as to interest coverage and debt leverage, in addition to other debt covenant restrictions.

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

The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Finance lease cost:
Amortization of right-of-use assets (included in depreciation expense)	$24	$24	$72	$420
Interest on lease liabilities	7	9	22	184
Operating lease cost	4,278	4,270	12,977	11,866
Short-term lease cost	64	90	208	281
Variable lease cost	466	410	1,408	1,324
Total lease cost	$4,839	$4,803	$14,687	$14,075

	Nine Months Ended
(in thousands)	September 30, 2022	September 30, 2021
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for finance lease	$22	$203
Operating cash flows used for operating leases	$13,462	$12,870
Financing cash flows used for finance lease	$123	$833
Right-of-use assets obtained in exchange for new operating lease liabilities	$11,525	$32,398

The lease assets and liabilities as of September 30, 2022 and December 31, 2021 were as follows (in thousands):

	September 30,	December 31,
	2022	2021
Finance lease right-of-use assets (included in other assets)	$688	$760
Operating lease right-of-use assets	$95,533	$99,158
Finance lease liability, current (included in current installments of long-term debt)	$171	$165
Finance lease liability, noncurrent (included in long-term debt)	$399	$529
Operating lease liabilities, current (included in accrued liabilities)	$12,097	$13,465
Operating lease liabilities, noncurrent	$87,983	$90,878
Weighted average remaining lease term – finance leases	3.2 years	3.9 years
Weighted average remaining lease term – operating leases	9.9 years	10.0 years
Weighted average discount rate – finance leases	4.8%	4.8%
Weighted average discount rate – operating leases	4.1%	4.1%

Future annual minimum lease payments and finance lease commitments as of September 30, 2022 were as follows (in thousands):

Year ending December 31,	Operating Leases	Finance Leases
2022 (remaining three months)	3,550	48
2023	14,885	194
2024	13,417	194
2025	12,647	178
2026	11,269	—
2027 and thereafter	67,280	—
Total minimum lease payments	$123,048	$614
Less: imputed interest	(22,968)	(44)
Present value of lease liabilities	$100,080	$570

As of September 30, 2022, the Company’s future operating leases that have not yet commenced include a new facility lease in an existing location in the Americas which expires 2032 and contains renewal options. The aggregate initial annual minimum lease payments of this lease is approximately $2.4 million.

Note 7 – Common Stock and Stock-Based Awards Plans

Dividends

The Company began declaring and paying quarterly dividends during the first quarter of 2018. For the three and nine months ended September 30, 2022, cash dividends paid totaled $5.8 million and $17.4 million, respectively. For the three and nine months ended September 30, 2021, cash dividends paid totaled $5.9 million and $17.4 million, respectively. On March 15, 2021, the Company declared a quarterly cash dividend of $0.16 per share of the Company’s common stock to shareholders of record as of March 31, 2021. On June 15, 2021, September 15, 2021, December 15, 2021, March 15, 2022, June 15, 2022 and September 12, 2022, the Company declared a quarterly cash dividend of $0.165 per share of the Company’s common stock to shareholders of record as of June 30, 2021, September 30, 2021, December 31, 2021, March 31, 2022, June 30, 2022 and September 30, 2022, respectively. The dividends for the first, second, third, and fourth quarters of 2021 and the first, second and third quarters of 2022 were paid on April 15, 2021, July 14, 2021, October 14, 2021, December 31, 2021, April 14, 2022, July 14, 2022 and October 14, 2022, respectively. The Company’s future dividend policy is subject to the Company’s compliance with applicable law, and depends on, among other things, the Company’s results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in the Company’s debt agreements, and other factors that the Company's Board of Directors (the Board of Directors) may deem relevant. Dividend payments are not mandatory or guaranteed; there can be no assurance that the Company will continue to pay a dividend in the future.

Share Repurchase Authorization

On February 19, 2020 and October 26, 2018, the Board of Directors authorized the repurchase of $150 million and $100 million, respectively, of shares of the Company’s common stock in addition to the $250 million previously approved on March 6, 2018. During the three months ended September 30, 2022, the Company did not repurchase any common shares. During the nine months ended September 30, 2022, the Company repurchased a total of 0.4 million common shares for an aggregate of $9.4 million at an average price of $24.96 per share. As of September 30, 2022, the Company had an aggregate $154.6 million remaining under its stock repurchase program.

Stock-Based Compensation

The Company’s 2019 Omnibus Incentive Compensation Plan (as amended, the 2019 Plan) authorizes the Company, upon approval of the Human Capital and Compensation Committee of the Board of Directors, to grant a variety of awards, including stock options, restricted shares and restricted stock units (both time-based and performance-based) and other forms of equity awards, or any combination thereof, to any director, officer, employee or consultant (including any prospective director, officer, employee or consultant) of the Company. Stock options (which have not been awarded since 2015) are granted to employees with an exercise price equal to the market price of shares of the Company’s common stock on the date of grant, generally vest over a four-year period from the date of grant and have a term of 10 years. Time-based restricted stock units granted to employees generally vest over a four-year period from the date of grant, subject to the continued employment of the employee by the Company. Performance-based restricted stock units generally vest over a three-year performance cycle, which includes the year of the grant, and are based upon the Company’s achievement of specified performance metrics. Awards under the 2019 Plan to non-employee directors have been in the form of restricted stock units, which generally vest one year from the grant date.

On May 25, 2022, the Company's shareholders approved an amendment to the 2019 Plan to increase the total number of authorized common shares available for grant thereunder by 1.4 million shares.

As of September 30, 2022, 2.9 million common shares were available for issuance under the 2019 Plan.

All share-based payments to employees, including grants of employee stock options, are recognized in the condensed consolidated financial statements based on their grant date fair values. The total compensation cost recognized for stock-based awards was $4.8 million and $13.3 million for the three and nine months ended September 30, 2022, respectively, and $4.0 million and $10.9 million for the three and nine months ended September 30, 2021, respectively. The future tax benefit of these stock-based awards as of the grant date was $1.1 million and $3.1 million for the three and nine months ended September 30, 2022, respectively, and $0.9 million and $2.5 million for the three and nine months ended September 30, 2021, respectively. Awards of restricted stock units and performance-based restricted stock units are valued at the closing market price of shares of the Company’s common stock on the date of grant. For performance-based restricted stock units, compensation expense is based on the probability that the performance goals will be achieved, which is monitored by management throughout the requisite service period. When it becomes probable, based on the Company’s expectation of performance during the measurement period, that more or less than the previous estimate of the awarded shares will vest, an adjustment to stock-based compensation expense is recognized as a change in accounting estimate.

As of September 30, 2022, the unrecognized compensation cost and remaining weighted-average amortization period related to stock-based awards were as follows:

(in thousands)	Restricted Stock Units	Performance- based Restricted Stock Units (1)
Unrecognized compensation cost	$24,407	$6,892
Remaining weighted-average amortization period	2.57	1.7 years

(1) Based on the probable achievement of the performance goals identified in each award.

The total cash received by the Company as a result of stock option exercises for the nine months ended September 30, 2022 and 2021 was approximately $0.5 million and $0.3 million, respectively. The actual tax benefit realized as a result of stock option exercises and the vesting of other share-based awards during the nine months ended September 30, 2022 and 2021 was $2.5 million and $2.6 million, respectively. For the nine months ended September 30, 2022 and 2021, the total intrinsic value of stock options exercised was $0.4 million and $0.5 million, respectively.

The Company awarded performance-based restricted stock units to employees during the nine months ended September 30, 2022 and 2021. The number of performance-based restricted stock units that will ultimately be earned will not be determined until the end of the corresponding performance periods, and may vary from as low as zero to as high as 2.5 times the target number depending on the level of achievement of certain performance goals. The level of achievement of these goals is based upon the financial results of the Company for the last full calendar year within the performance period. The performance goals consist of certain levels of achievement using the following financial metrics: revenue, operating income margin, and return on invested capital. If the performance goals are not met based on the Company’s financial results, the applicable performance-based restricted stock units will not vest and will be forfeited. Shares subject to forfeited performance-based restricted stock units will be available for re-issuance under the Company’s 2019 Plan.

The following table summarizes activities relating to the Company’s stock options:

(in thousands, except per share data)	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	132	$20.06
Exercised	(40)	16.41
Forfeited or expired	(22)	22.36
Outstanding and exercisable as of September 30, 2022	70	$21.40	1.45	$107

The aggregate intrinsic value in the table above is before income taxes and is calculated as the difference between the exercise price of the underlying options and the Company’s closing stock price as of the last business day of the period ended September 30, 2022 for options that had exercise prices that were below the closing price.

The following table summarizes the activities related to the Company’s time-based restricted stock units:

(in thousands, except per share data)	Number of Units	Weighted- Average Grant Date Fair Value
Non-vested awards outstanding as of December 31, 2021	1,057	$28.02
Granted	598	25.80
Vested	(407)	28.09
Forfeited	(68)	27.32
Non-vested awards outstanding as of September 30, 2022	1,180	$26.91

The following table summarizes the activities related to the Company’s performance-based restricted stock units:

		Weighted-
		Average
	Number of	Grant Date
(in thousands, except per share data)	Units	Fair Value
Non-vested units outstanding as of December 31, 2021	542	$28.06
Granted(1)	177	25.97
Forfeited	(142)	27.21
Non-vested units outstanding as of September 30, 2022	577	$27.63

(1) Represents target number of units that can vest based on the achievement of the performance goals.

Note 8 – Income Taxes

Income tax expense consists of the following:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Current:
U.S. Federal	$(9)	$(426)
State and local	609	528
Foreign	14,715	8,734
Deferred:	(4,210)	(2,860)
	$11,105	$5,976

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

As of December 31, 2021, the Company had approximately $365.2 million in cumulative undistributed foreign earnings of its foreign subsidiaries. These earnings would not be subject to U.S. income tax if distributed to the Company. During 2018, the Company changed its assertion on its foreign subsidiaries earnings that are permanently reinvested. A certain amount of earnings from specific foreign subsidiaries are permanently reinvested, and certain foreign earnings from other specific foreign subsidiaries are considered to be non-permanently reinvested and are available for immediate distribution to the Company. Income taxes have been accrued on the non-permanently reinvested foreign earnings including any applicable local withholding taxes.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in the United States in response to the COVID pandemic. The CARES Act among other things, permits net operating loss carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021, and contains modifications on the limitation of business interest. The Company has evaluated the impact of these provisions and has determined these provisions did not have any impact on the nine months ended September 30, 2022. In addition, the CARES Act allowed for employee retention tax credits to be taken in U.S. payroll tax filings, and allowed for the deferral of the employer portion of social security taxes during the calendar year 2020 with 50% to be paid at the end of calendar years 2021 and 2022, respectively. The Company deferred the payment of the employer portion of social security taxes for the year ended December 31, 2020 until the end of 2021 and 2022, respectively. During December 2021, the Company paid approximately 50% of the social security taxes previously deferred. The Company has also determined it was entitled to employee retention credits and filed for the credits in the second quarter 2020 payroll tax reports pursuant to the guidance provided by the Internal Revenue Service. The amount for the credits has been recorded in operating expenses for the year ended December 31, 2020. The Company was not eligible for employee retention tax credits as of December 31, 2021. The Company has not received the retention credits from the Internal Revenue Service that it applied for during second quarter of 2020. The Internal Revenue Service has had some delays in processing the filings for the tax refunds.

The Company has been granted certain tax incentives, including tax holidays, for its subsidiaries in China and Thailand that will expire at various dates, unless extended or otherwise renegotiated, through 2023 in China and 2030 in Thailand, and are subject to certain conditions with which the Company expects to comply. The Malaysia tax incentive expired as of March 31, 2021, but the Company has applied for an extension of the Malaysia tax holiday which would extend the tax holiday for another five years until 2026. There is no guarantee that the Company will be granted the extension of the Malaysia tax holiday. The net impact of these tax incentives was to lower foreign income tax expense for the nine months ended September 30, 2022 and 2021 by approximately $4.5 million (approximately $0.13 per diluted share), and $3.4 million (approximately $0.09 per diluted share), as follows:

	Nine Months Ended September 30,
(in thousands)	2022	2021
China	$581	$—
Malaysia	—	1,259
Thailand	3,924	2,121
	$4,505	$3,380

As of September 30, 2022, the total amount of the reserve for uncertain tax benefits including interest and penalties was $9.6 million. The reserve is classified as a current or long-term liability in the condensed consolidated balance sheets based on the Company’s expectation of when the items will be settled. The Company records interest expense and penalties accrued in relation to uncertain income tax benefits as a component of current income tax expense.

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

	Reportable Operating Segments
	Three Months Ended September 30, 2022
(in thousands)	Americas	Asia	Europe	Total
Market Sector:
Industrials	$29,504	$90,469	$35,305	$155,278
A&D	69,700	13,514	3,024	86,238
Medical	85,609	67,956	11,981	165,546
Semi-Cap	77,123	91,907	17,295	186,325
Computing	78,438	16,124	—	94,562
Telecommunications	43,012	40,487	127	83,626
External revenue	383,386	320,457	67,732	771,575
Elimination of intersegment sales	17,519	17,269	668	35,456
Segment revenue	$400,905	$337,726	$68,400	$807,031

	Nine Months Ended September 30, 2022
(in thousands)	Americas	Asia	Europe	Total
Market Sector:
Industrials	$71,171	$275,422	$104,667	$451,260
A&D	216,204	29,196	11,922	257,322
Medical	240,467	176,408	31,778	448,653
Semi-Cap	212,152	274,703	57,806	544,661
Computing	180,109	38,145	—	218,254
Telecommunications	108,077	107,228	232	215,537
External revenue	1,028,180	901,102	206,405	2,135,687
Elimination of intersegment sales	38,580	44,332	2,186	85,098
Segment revenue	$1,066,760	$945,434	$208,591	$2,220,785

	Three Months Ended September 30, 2021
(in thousands)	Americas	Asia	Europe	Total
Market Sector:
Industrials	$19,907	$69,436	$18,849	$108,192
A&D	95,940	827	4,071	100,838
Medical	64,357	43,480	9,956	117,793
Semi-Cap	53,732	63,733	16,111	133,576
Computing	46,804	9,742	11	56,557
Telecommunications	28,456	26,019	451	54,926
External revenue	309,196	213,237	49,449	571,882
Elimination of intersegment sales	9,920	11,194	535	21,649
Segment revenue	$319,116	$224,431	$49,984	$593,531

	Nine Months Ended September 30, 2021
(in thousands)	Americas	Asia	Europe	Total
Market Sector:
Industrials	$61,261	$185,961	$56,328	$303,550
A&D	270,854	900	15,145	286,899
Medical	159,701	134,650	40,537	334,888
Semi-Cap	158,090	179,275	48,525	385,890
Computing	114,908	24,922	11	139,841
Telecommunications	90,421	79,960	816	171,197
External revenue	855,235	605,668	161,362	1,622,265
Elimination of intersegment sales	32,989	29,606	1,122	63,717
Segment revenue	$888,224	$635,274	$162,484	$1,685,982

During the nine months ended September 30, 2022 and 2021, 90.6% and 90.0%, respectfully, of the Company’s revenue was recognized as products and services that were transferred over time.

The timing of revenue recognition, billings and cash collections result in billed accounts receivable, contract assets and advance payments from customers.

As of September 30, 2022 and December 31, 2021, the Company had $187.7 million and $155.2 million, respectively, in contract assets from contracts with customers. The contract assets primarily relate to the Company’s right to consideration for work completed but not billed at the reporting date. The contract assets are transferred to accounts receivable when the rights become unconditional.

Significant changes in the contract asset balance during the period are as follows:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Beginning balance as of December 31	$155,243	$142,779
Revenue recognized	1,937,398	1,463,872
Amounts collected or invoiced	(1,904,911)	(1,446,457)
Ending balance as of September 30	$187,730	$160,194

As of September 30, 2022 and December 31, 2021, the Company had $211.6 million and $118.1 million, respectively, in advance payments from customers. Of those amounts, $187.4 million and $79.9 million, respectively, were customer deposits and prepayments of inventory and $24.2 million and $38.2 million, respectively, were related to the contractual timing of payments. The advance payments are not considered a significant financing component because they are used to meet working capital demands of a contract, offset inventory risks and protect the Company from the failure of other parties to fulfill obligations under a contract.

Note 10 – Accounts Receivable Sale Programs

As of September 30, 2022, in connection with trade accounts receivable sale programs with unaffiliated financial institutions, the Company may elect to sell, at a discount, on an ongoing basis, up to a maximum of $120.0 million of specific accounts receivable at any one time.

During the three months ended September 30, 2022 and 2021, the Company sold $103.4 million and $109.1 million, respectively, of accounts receivable under these programs, and in exchange, the Company received cash proceeds of $102.9 million and $108.8 million, respectively, net of the discount. During the nine months ended September 30, 2022 and 2021, the Company sold $330.0 million and $275.4 million, respectively, of accounts receivable under these programs, and in exchange, the Company received cash proceeds of $328.9 million and $274.8 million, respectively, net of the discount. The sale discount was recorded to other expense within the condensed consolidated statements of income.

Note 11 – Contingencies

The Company is involved in various legal actions arising in the ordinary course of business. Although the outcome of these matters cannot be predicted with certainty, in the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

The Company recognized $4.9 million of restructuring charges during the nine months ended September 30, 2022 primarily related to the previously announced closures of our sites in San Jose, California, Angleton, Texas, and Moorpark, California in the Americas, and other smaller activities involving capacity reductions and reductions in workforce in certain facilities across various regions. San Jose, California operations have ceased and all restructuring activity was complete as of March 31, 2022. Angleton, Texas operations have ceased and all restructuring activity is complete as of June 30, 2022 upon the disposition of the facility. Moorpark, California operations are expected to cease at the end of March 31, 2023 with restructuring activity estimated to be completed shortly thereafter.

The following table summarizes the 2022 activity in accrued restructuring, which is included in accrued liabilities in the condensed consolidated balance sheets, related to various restructuring activities initiated prior to September 30, 2022:

	Balance as of				Foreign	Balance as of
	December 31,	Restructuring	Cash	Non-Cash	Exchange	September 30,
(in thousands)	2021	Charges	Payment	Activity	Adjustments	2022
Restructuring:
Severance	$3,257	$2,498	$(1,665)	$(287)	$—	$3,803
Lease facility costs	17	1,261	(1,262)	—	—	16
Other exit costs	237	1,152	(1,205)	(102)	—	82
Total	$3,511	$4,911	$(4,132)	$(389)	$—	$3,901

The components of the restructuring charges during 2022 were as follows:

(in thousands)	Americas	Asia	Europe	Total
Severance costs	$2,368	$130	$—	$2,498
Lease facility costs	1,261	—	—	1,261
Other exit costs	1,152	—	—	1,152
	$4,781	$130	$—	$4,911

Additionally, during the third quarter of 2021, the Company made the decision to no longer continue certain manufacturing capabilities in the Americas. In connection with that decision, the Company assessed the facility and equipment assets used in those manufacturing capabilities using valuation information from third parties and recorded $4.4 million of impairment charges as a result of that assessment. The asset impairment charges are included in the restructuring charges and other costs line item on the consolidated statements of income as of September 30, 2021. During the nine months ended September 30, 2022, the Company completed the sale of the equipment for $1.3 million and recorded a loss on assets held for sale of $2.0 million included in the restructuring charges and other costs line item on the consolidated statements of income. Additionally, during the nine months ended September 30, 2022, the Company completed the sale of a building in Angleton, Texas for $4.3 million and recorded a gain on assets held for sale of $2.4 million included in the restructuring charges and other costs line item on the consolidated statements of income.

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

The Company restored connectivity and resumed operations quickly following the ransomware incident. The Company has insurance coverage, including cyber insurance, and worked diligently with our insurance carriers on claims to recover costs incurred, as discussed further below.

In 2019, ransomware incident related costs incurred totaled $12.7 million or $7.7 million, net of estimated insurance recoveries of $5.0 million. These costs were primarily comprised of certain employee related expenses and various third-party consulting services, including forensic experts, legal counsel and other IT professional expenses. During the year ended December 31, 2020, the Company collected $6.6 million of insurance recoveries, which included $5.0 million of estimated insurance recoveries recorded in 2019 and an additional $1.6 million recorded in 2020. During the year ended December 31, 2021, the Company collected an additional $3.9 million of insurance recoveries. As of December 31, 2021, the Company has collected insurance recoveries totaling $10.5 million. As of September 30, 2022, no further insurance recoveries are expected.

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

The following table sets forth the calculation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2022	2021	2022	2021
Net income	$18,829	$8,065	$47,010	$23,351
Denominator for basic earnings per share – weighted-average number of common shares outstanding during the period	35,151	35,423	35,184	35,806
Incremental common shares attributable to exercise of dilutive options	13	32	15	43
Incremental common shares attributable to outstanding restricted stock units	184	211	405	438
Denominator for diluted earnings per share	35,348	35,666	35,604	36,287
Basic earnings per share	$0.54	$0.23	$1.34	$0.65
Diluted earnings per share	$0.53	$0.23	$1.32	$0.64

Restricted stock units totaling less than one thousand common shares for the three months ended September 30, 2022 were not included in the computation of diluted earnings per share as their effect would have been anti-dilutive. There were no restricted stock units excluded from the computation of diluted earnings per share for the nine months ended September 30, 2022. Restricted stock units totaling five thousand and four thousand common shares for the three and nine months ended September 30, 2021 were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

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

On July 30, 2021, the Company entered into forward currency exchange contracts designated as cash flow hedges of forecasted foreign currency expenses with a notional amount of $12.5 million as of September 30, 2022. Changes in the fair value of the derivatives are recorded in accumulated other comprehensive loss in the condensed consolidated balance sheets until earnings are affected by the variability of the cash flows. During the three and nine months ended September 30, 2022, the Company recorded an unrealized loss of less than $0.1 million (less than $0.1 million net of tax) and an unrealized gain of $0.4 million ($0.3 million net of tax), respectively, on the forward currency exchange contracts in other comprehensive income and transferred unrealized gains of $0.1 million and $0.2 million, respectively, to cost of sales (See Note 16). The Company also has forward currency exchange contracts in place as of September 30, 2022 that have not been designated as accounting hedges and, therefore, changes in fair value are recorded within the condensed consolidated statements of income.

As of September 30, 2022, the fair value estimates for the Company's forward currency exchange contracts were based on Level 2 inputs of the fair value hierarchy, which includes obtaining directly or indirectly observable values from third parties active in the relevant markets. Inputs in the fair value of the foreign currency forward contracts include prevailing forward and spot prices for currencies. The Company enters into forward currency exchange contracts for its operations in Mexico and Europe.

The Company has an interest rate swap agreement, with a notional amount of $123.8 million and $129.4 million as of September 30, 2022 and December 31, 2021, respectively, to hedge a portion of its interest rate exposure on outstanding borrowings under the Credit Agreement. Under this interest rate swap agreement, the Company receives variable rate interest payments based on the one-month LIBOR rate and pays fixed rate interest payments. The fixed interest rate for the contract is 2.928%. The effect of this swap is to convert a portion of the floating rate interest expense to fixed interest rate expense. Based on the terms of the interest rate swap contract and the underlying borrowings outstanding under the Credit Agreement, the interest rate contract was determined to be highly effective, and thus qualifies and has been designated as a cash flow hedge. As such, changes in the fair value of the interest rate swap are recorded in other comprehensive income on the accompanying condensed consolidated balance sheets until earnings are affected by the variability of cash flows. During the three and nine months ended September 30, 2022, the Company recorded an unrealized gain of $1.0 million ($0.7 million net of tax) and $5.3 million ($4.0 million net of tax), respectively, on the swap in other comprehensive income. During the three and nine months ended September 30, 2021, the Company recorded an unrealized gain of

$0.9 million ($0.6 million net of tax) and $3.0 million ($2.2 million net of tax), respectively, on the swap in other comprehensive income (loss). See Note 16.

As of September 30, 2022, the fair value estimate for the Company's interest rate swap agreement were based on Level 2 inputs of the fair value hierarchy, as the Company obtained the valuation from a third party active in relevant markets. The valuation of the swap is primarily measured through various pricing models or discounted cash flow analysis that incorporate observable market parameters, such as interest rate yield curves and volatility.

The following table presents the fair value of the Company's derivative instruments:

	Fair Values of Derivative Instruments
	Asset Derivatives			Liability Derivatives
	Balance Sheet	September 30,	December 31,	Balance Sheet	September 30,	December 31,
(in thousands)	Location	2022	2021	Location	2022	2021
Derivatives designated as hedging instruments:
Forward currency exchange contracts	Other current assets	$247	$—	Accrued liabilities	$—	$178
Interest rate swap	Other current assets	$976	$—	Accrued liabilities	$—	$4,332

Note 16 – Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component were as follows:

	For the Three Months Ended September 30,
	2022				2021
	Foreign				Foreign
	Currency	Derivative			Currency	Derivative
	Translation	Instruments,			Translation	Instruments,
(in thousands)	Adjustments	Net of Tax	Other	Total	Adjustments	Net of Tax	Other	Total
Beginning balance	$(17,385)	$191	$(1,098)	$(18,292)	$(10,083)	$(5,160)	$(1,278)	$(16,521)
Other comprehensive gain (loss) before reclassifications	(3,541)	828	(22)	(2,735)	(1,438)	154	113	(1,171)
Amounts reclassified from accumulated other comprehensive loss	—	(98)	—	(98)	—	60	—	60
Net current period other comprehensive gain (loss)	(3,541)	730	(22)	(2,833)	(1,438)	214	113	(1,111)
Ending balance	$(20,926)	$921	$(1,120)	$(21,125)	$(11,521)	$(4,946)	$(1,165)	$(17,632)

	For the Nine Months Ended September 30,
	2022				2021
	Foreign				Foreign
	Currency	Derivative			Currency	Derivative
	Translation	Instruments,			Translation	Instruments,
(in thousands)	Adjustments	Net of Tax	Other	Total	Adjustments	Net of Tax	Other	Total
Beginning balance	$(12,729)	$(3,372)	$(1,057)	$(17,158)	$(8,375)	$(6,742)	$(1,534)	$(16,651)
Other comprehensive gain (loss) before reclassifications	(8,197)	4,460	(63)	(3,800)	(3,146)	1,736	369	(1,041)
Amounts reclassified from accumulated other comprehensive loss	—	(167)	—	(167)	—	60	—	60
Net current period other comprehensive gain (loss)	(8,197)	4,293	(63)	(3,967)	(3,146)	1,796	369	(981)
Ending balance	$(20,926)	$921	$(1,120)	$(21,125)	$(11,521)	$(4,946)	$(1,165)	$(17,632)

Unrealized gains and losses relating to derivative instruments, reclassified from accumulated other comprehensive loss for the three and nine months ended September 30, 2022 and 2021, were recognized as a component of cost of sales in the condensed consolidated statements of income, which relate to the Company's foreign currency contracts accounted for as cash flow hedges. See Note 15 for further explanation of the change in derivative instruments that is recorded to accumulated other comprehensive loss.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Net sales:
Americas	$400,905	$319,116	$1,066,760	$888,224
Asia	337,726	224,431	945,434	635,274
Europe	68,400	49,984	208,591	162,484
Elimination of intersegment sales	(35,456)	(21,649)	(85,098)	(63,717)
	$771,575	$571,882	$2,135,687	$1,622,265
Depreciation and amortization:
Americas	$4,895	$4,914	$14,522	$15,461
Asia	2,570	2,708	7,668	8,051
Europe	822	736	2,440	2,140
Corporate	2,838	2,611	8,357	7,311
	$11,125	$10,969	$32,987	$32,963
Income from operations:
Americas	$14,608	$11,053	$41,094	$31,282
Asia	33,662	21,391	91,320	64,210
Europe	4,880	978	10,526	7,918
Corporate and intersegment eliminations	(27,866)	(21,628)	(79,817)	(68,983)
	25,284	11,794	63,123	34,427
Interest expense	(3,493)	(1,987)	(7,428)	(6,215)
Interest income	452	122	843	451
Other expense	1,087	500	1,577	664
Income before income taxes	$23,330	$10,429	$58,115	$29,327
Capital expenditures:
Americas	$5,495	$11,787	$20,587	$23,629
Asia	1,104	274	7,151	2,608
Europe	590	691	3,839	3,410
Corporate	1,434	1,066	2,017	2,790
	$8,623	$13,818	$33,594	$32,437

	September 30,	December 31,
(in thousands)	2022	2021
Total assets:
Americas	$1,085,331	$885,574
Asia	836,895	663,881
Europe	186,256	178,263
Corporate	168,025	176,162
	$2,276,507	$1,903,880

Geographic net sales information provided below reflects the destination of the product shipped. Long-lived assets information is based on the physical location of the asset and includes property, plant and equipment, net, operating lease right-of-use assets, and other long-term assets, net.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Geographic net sales:
United States	$423,183	$342,674	$1,154,135	$961,322
Singapore	126,178	84,902	348,134	226,657
Other Asia	90,681	55,124	251,396	140,227
Europe	91,086	64,775	287,056	207,066
Other	40,447	24,407	94,966	86,993
	$771,575	$571,882	$2,135,687	$1,622,265

			September 30,	December 31,
(in thousands)			2022	2021
Long-lived assets:
United States			$250,799	$240,430
Asia			67,425	65,327
Europe			28,276	29,588
Other			21,019	22,303
			$367,519	$357,648

Note 18 –Supplemental Cash Flow and Non-Cash Information

The following is additional information concerning supplemental disclosures of cash payments.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Income taxes paid, net	$8,032	$8,396	$20,883	$17,769
Interest paid	$3,264	$2,254	$6,807	$6,336
Non-cash investing activity:
Additions to property, plant and equipment in accounts payable			$21,921	$7,980

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The financial information and the discussion below should be read in conjunction with other information, including the condensed consolidated financial statements and Notes thereto in Part I, Item 1 of this quarterly report on Form 10-Q for the quarterly period ended September 30, 2022 (this Report), consolidated financial statements appearing in the Company’s annual report on Form 10-K for the year ended December 31, 2021 (the Form 10-K), and Part I, Item 1A, Risk Factors of the Form 10-K. In this Report, references to Benchmark, the Company or use of the words “we”, “our” and “us” include Benchmark’s subsidiaries unless otherwise noted.

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts and may include words such as “anticipate,” “believe,” “intend,” “plan,” “project,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” “will,” “could,” “predict,” and similar expressions of the negative or other variations thereof. In particular, statements, express or implied, concerning the estimated financial impact of the COVID-19 pandemic, the Company’s outlook and guidance for fourth quarter 2022 results, future operating results or margins, the ability to generate sales and income or cash flow, expected revenue mix, the Company’s business strategy and strategic initiatives, the Company’s repurchases of shares of its common stock, the Company’s expectations regarding restructuring charges and amortization of intangibles, and the Company’s intentions concerning the payment of dividends, among others, are forward-looking statements. Although the Company believes these statements are based on and derived from reasonable assumptions, they involve risks, uncertainties and assumptions that are beyond the Company’s ability to control or predict, relating to operations, markets and the business environment generally, including those discussed under Part I, Item 1A of the Form 10-K, and in any of the Company’s subsequent reports filed with the Securities and Exchange Commission. In particular, these statements also depend on the duration, severity and evolution of the COVID-19 pandemic and related risks, including the emergence and severity of its variants, the availability of vaccines and potential hesitancy to utilize them, government and other third-party responses to the crisis and the consequences for the global economy, the Company’s business and the businesses of its suppliers and customers. Events relating to the possibility of customer demand fluctuations, supply chain constraints, inflationary pressures, the effects of foreign currency fluctuations, or the ability to utilize the Company’s manufacturing facilities at sufficient levels to cover its fixed operating costs, may have resulting impacts on the Company’s business, financial condition, results of operations, and the Company’s ability (or inability) to execute on its plans. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes, including the future results of our operations, may vary materially from those indicated. Undue reliance should not be placed on any forward-looking statements. Forward-looking statements are not guarantees of performance. All forward-looking statements included in this document are based upon information available to the Company as of the date of this document, and the Company assumes no obligation to update.

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

Our customer engagement focuses on three principal areas:

•
Manufacturing Services, which include printed circuit board assemblies (PCBAs) using both traditional surface mount technologies and microelectronics, subsystem assembly, system build and integration. System builds and integration often involve building a finished assembly that includes PCBAs, complex subsystem assemblies, mechatronics, displays, optics, and other components. These final products may be configured to order and delivered directly to the end-customer across all the industries we serve. Manufacturing services also includes precision technology services comprised of precision machining, advanced metal joining, assembly and functional testing primarily for the Semi-Cap market (serving semiconductor capital equipment customers) and A&D market.

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

As a result of the COVID pandemic, our revenue during 2021 and the first nine months of 2022 has been negatively impacted primarily as a result of operational inefficiencies relating to reduced productivity levels throughout our facilities and supply chain constraints, which affected our ability to support customer demand. Additionally, the COVID pandemic negatively impacted our operating results due to increased direct costs associated with labor expenses and personal protective equipment for our employees.

Benchmark provides critical infrastructure products and essential services in each of our locations, which has allowed us to continue to operate. The COVID pandemic continues to affect the Company’s operations into 2022. End market demand continues to grow as more customers recover from the pandemic. However, we continue to see component supply chain constraints across all commodity categories which are constraining our ability to produce the full demand forecasts we are receiving from customers. See “Third Quarter 2022 Highlights” below for additional information.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in the United States in response to the COVID pandemic. The CARES Act among other things, permits net operating loss carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021, and contains modifications on the limitation of business interest. The Company evaluated the impact of these provisions and determined these provisions did not have any impact on the nine months ended September 30, 2022. In addition, the CARES Act allows for employee retention tax credits to be taken in U.S. payroll tax filings and allows for the deferral of the employer portion of social security taxes with 50% to be paid at the end of calendar years 2021 and 2022, respectively. Accordingly, the Company deferred the payment of the employer portion of social security taxes for the year ended December 31, 2020 until the end of 2021 and 2022, respectively. During December 2021, the Company paid approximately 50% of the social security taxes previously deferred. The Company has also determined it was entitled to employee retention credits and filed for the credits in the second quarter 2020 payroll tax reports pursuant to the guidance provided by the Internal Revenue Service. The amount of credits has been recorded in operating expenses for the year ended December 31, 2020. The Company was not eligible for employee retention tax credits as of December 31, 2021. The Company has not received the retention credits from the Internal Revenue Service that it applied for during the second quarter of 2020. The Internal Revenue Service has had some delays in processing the filings for the tax refunds.

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

Third Quarter 2022 Highlights

Sales for the three months ended September 30, 2022 were $771.6 million, a 35% increase from sales of $571.9 million during the three months ended September 30, 2021. During the third quarter of 2022, sales to customers in our various industry sectors fluctuated from the third quarter of 2021 as follows:

Higher-Value Markets

• Industrials increased by 44%,

• A&D decreased by 14%,

• Medical increased by 41%, and

• Semi-Cap increased by 39%.

Traditional Markets

• Computing increased by 67%, and

• Telecommunications increased by 52%.

The overall revenue increase was due primarily to higher overall demand from both our Higher-value and Traditional markets (as discussed below). Higher-value market revenues were up 29% year-over-year from strength in the Semi-Cap, Medical and Industrials sectors. Traditional market revenues were up 60% year-over-year from strength in both Computing and Telecommunications sectors.

Our sales depend on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, the availability of electronic component supply, or the failure of a major customer to pay for components or services, including in each case as a result of the COVID pandemic, have adversely affected us. A substantial percentage of our sales are made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. Sales to our ten largest customers represented 53% and 47% of our total sales during the nine months ended September 30, 2022 and 2021, respectively. Due to the COVID pandemic, as well as global labor and supply disruptions, we continue to see component supply chain constraints across all commodity categories that are constraining our ability to produce the full demand forecasts we are receiving from customers. Lead times continue to extend, and more components are being placed on allocation by suppliers. Additionally, there continues to be an increase in pushouts of previously committed component orders and tighter allocation and timing restrictions across the component suppliers. Though we have recently started to see the easing of certain material constraints, these last-minute allocations created inefficiencies in our operations and contributed to the sequential increase in inventory, as well as increased costs to us and our customers.

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

We have undertaken initiatives to restructure our business operations with the intention of improving utilization and reducing costs. During the first nine months of 2022, we recognized $4.9 million of restructuring and other costs due to expenses associated with various site closures and restructuring activities, as well as a $2.0 million loss on assets held for sale related to the Company's 2021 decision to no longer continue certain manufacturing capabilities in the Americas and a gain on assets held for sale of $2.4 million related to the sale of our Angleton, Texas facility.

RESULTS OF OPERATIONS

The following table presents the percentage relationship that certain items in our condensed consolidated statements of income bear on sales for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	91.3	90.6	91.4	91.1
Gross profit	8.7	9.4	8.6	8.9
Selling, general and administrative expenses	5.0	6.0	5.2	6.1
Amortization of intangible assets	0.2	0.3	0.2	0.3
Restructuring charges and other costs	0.2	1.1	0.2	0.6
Ransomware related incident costs (recovery), net	—	(0.1)	—	(0.2)
Income from operations	3.3	2.1	3.0	2.1
Other expense, net	(0.3)	(0.3)	(0.3)	(0.3)
Income before income taxes	3.0	1.8	2.7	1.8
Income tax expense	0.6	0.4	0.5	0.4
Net income	2.4%	1.4%	2.2%	1.4%

Sales

As noted above, sales for the third quarter of 2022 increased 35% from the same quarter in 2021.

Sales are analyzed by management by industry sector and by geographic segment, which reflects our reportable segments. Our global business development strategy is based on our targeted industry sectors. Management measures operational performance and allocates resources on a geographic segment basis.

Sales by industry sector were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Higher-Value Markets
Industrials	$155,278	$108,192	$451,260	$303,550
A&D	86,238	100,838	257,322	286,899
Medical	165,546	117,793	448,653	334,888
Semi-Cap	186,325	133,576	544,661	385,890
	593,387	460,399	1,701,896	1,311,227
Traditional Markets
Computing	94,562	56,557	218,254	139,841
Telecommunications	83,626	54,926	215,537	171,197
	178,188	111,483	433,791	311,038
Total	$771,575	$571,882	$2,135,687	$1,622,265

Industrials. Third quarter 2022 sales increased 44% to $155.3 million from $108.2 million in the third quarter of 2021. Sales during the first nine months of 2022 increased 49% to $451.3 million from $303.6 million in the same period of 2021. The increases were primarily due to continued demand improvements from energy-related products, building infrastructure, and light detection and ranging (LiDAR) applications.

Aerospace and Defense. Third quarter 2022 sales decreased 14% to $86.2 million from $100.8 million in the third quarter of 2021. Sales during the first nine months of 2022 decreased 10% to $257.3 million from $286.9 million in the same period of 2021. The decreases were primarily due to supply chain constraints with certain programs.

Medical. Third quarter 2022 sales increased 41% to $165.5 million from $117.8 million in the third quarter of 2021. Sales during the first nine months of 2022 increased 34% to $448.7 million from $334.9 million in the same period of 2021. The increases were primarily due to growth with existing customers and new program ramps.

Semiconductor Capital Equipment. Third quarter 2022 sales increased 39% to $186.3 million from $133.6 million in the third quarter of 2021. Sales during the first nine months of 2022 increased 41% to $544.7 million from $385.9 million in the same period of 2021. The increases were primarily due to high demand for our precision machining capabilities and complex system assembly.

Computing. Third quarter 2022 sales increased 67% to $94.6 million from $56.6 million in the third quarter of 2021. Sales during the first nine months of 2022 increased 56% to $218.3 million from $139.8 million in the same period of 2021. The increases were primarily due to the planned ramp of high-performance computing programs.

Telecommunications. Third quarter 2022 sales increased 52% to $83.6 million from $54.9 million in the third quarter of 2021. Sales during the first nine months of 2022 increased 26% to $215.5 million from $171.2 million in the same period of 2021. The increases were primarily due to continued demand strength and new ramps for broadband infrastructure.

Our international operations are subject to the risks of doing business abroad. See Part I, Item 1A of our 2021 10-K for factors pertaining to our international sales, fluctuations in foreign currency exchange rates and a discussion of potential adverse effects in operating results associated with the risks of doing business abroad. During the third quarter of 2022 and 2021, 61% and 54%, respectively, of our sales were from international operations.

Sales by geographic segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Net sales:
Americas	$400,905	$319,116	$1,066,760	$888,224
Asia	337,726	224,431	945,434	635,274
Europe	68,400	49,984	208,591	162,484
Elimination of intersegment sales:	(35,456)	(21,649)	(85,098)	(63,717)
Total net sales	$771,575	$571,882	$2,135,687	$1,622,265

Americas. Third quarter 2022 sales increased 26% to $400.9 million from $319.1 million in the third quarter of 2021. Sales during the first nine months of 2022 increased 20% to $1,066.8 million from $888.2 million in the same period of 2021. The increases were primarily due to increasing demand with existing customers and new program ramps with existing and new customers.

Asia. Third quarter 2022 sales increased 50% to $337.7 million from $224.4 million in the third quarter of 2021. Sales during the first nine months of 2022 increased 49% to $945.4 million from $635.3 million in the same period of 2021. The increases were primarily due to increasing demand with existing customers, production ramps of new programs for existing customers and new customer program ramps.

Europe. Third quarter 2022 sales increased 37% to $68.4 million from $50.0 million in the third quarter of 2021. Sales during the first nine months of 2022 increased 28% to $208.6 million from $162.5 million in the same period of 2021. The increases were primarily due to increasing demand with existing customers and new customer program ramps.

Gross Profit

Gross profit increased 24% to $66.8 million in the third quarter of 2022 from $53.7 million in the third quarter of 2021. Gross profit increased 27.3% to $183.1 million in the first nine months of 2022 from $143.8 million in the same period of 2021. Gross margin decreased primarily due to the mix of our revenue, operational inefficiencies caused by supply chain challenges and the dilutive impact of revenue from supply chain premiums with no margin.

Operating Income

Third quarter 2022 operating income increased 114% to $25.3 million from $11.8 million in the third quarter of 2021. Operating income increased 83% to $63.1 million first nine months of 2022 from $34.4 million in the same period of 2021. The increases were primarily due to an increase in revenue and respective gross profit partially offset by an increase in selling, general and administrative (SG&A) expenses.

Operating income by reportable segment was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Operating income:
Americas	$14,608	$11,053	$41,094	$31,282
Asia	33,662	21,391	91,320	64,210
Europe	4,880	978	10,526	7,918
Corporate and other costs	(27,866)	(21,628)	(79,817)	(68,983)
Total operating income	$25,284	$11,794	$63,123	$34,427

Americas. Third quarter 2022 operating income increased 32% to $14.6 million from $11.1 million in the third quarter of 2021. Operating income during the first nine months of 2022 increased 31% to $41.1 million from $31.3 million in the same period of 2021. The increases were primarily due to higher revenue.

Asia. Third quarter 2022 operating income increased 57% to $33.7 million from $21.4 million in the third quarter of 2021. Operating income during the first nine months of 2022 increased 42% to $91.3 million from $64.2 million in the same period of 2021. The increases were primarily due to higher revenue and improved productivity in labor.

Europe. Third quarter 2022 operating income increased 399% to $4.9 million from $1.0 million in the third quarter of 2021. Operating income during the first nine months of 2022 increased 33% to $10.5 million from $7.9 million in the same period of 2021. The increases were primarily due to higher revenue.

Selling, General and Administrative Expenses

SG&A increased to $38.5 million in the third quarter of 2022 from $34.4 million in the third quarter of 2021. SG&A increased to $110.7 million in the first nine months of 2022 from $99.0 million in the same period of 2021. The increases were primarily due to the increase in variable compensation and expenses related to continued IT infrastructure investments.

Amortization of Intangible Assets

Amortization of intangible assets was $1.6 million in both the third quarter of 2022 and 2021. Amortization of intangibles was $4.8 million in both the first nine months of 2022 and 2021.

Restructuring Charges and Other Costs

During the third quarter and first nine months of 2022, we recognized $1.3 million and $4.9 million of restructuring charges and other costs, respectively, primarily due to expenses associated with announced site closures or exits, reductions in force and other restructuring activities primarily in the Americas. During the first nine months of 2022, we also incurred a $2.0 million loss on assets held for sale related to certain manufacturing capabilities in the Americas that the Company made the decision in 2021 to no longer continue and a gain on assets held for sale of $2.4 million related to the sale of the Angleton, Texas facility. During the third quarter and first nine months of 2021, we recognized $2.0 million and $5.2 million of restructuring and other costs, respectively, primarily due to expenses associated with announced site closures or exits, reduction in force and other restructuring activities primarily in the Americas. Additionally, during the third quarter of 2021, the Company made the decision to no longer continue certain manufacturing capabilities in the Americas. In connection with that decision, the Company assessed the facility and equipment assets used in those manufacturing capabilities using valuation information from third parties and recorded $4.4 million of impairment charges as a result of that assessment. See Note 12 to the condensed consolidated financial statements in Part I, Item 1 of this Report for additional information on our restructuring charges.

Ransomware Incident Related Costs, Net

No insurance recoveries were made in the third quarter or first nine months of 2022. Insurance recoveries of $0.5 million and $3.9 million were collected during the third quarter of 2021 and first nine months of 2021, respectively. As of September 30, 2022, no further insurance recoveries are expected.

Interest Expense

Interest expense increased to $3.5 million in the third quarter of 2022 from $2.0 million in the third quarter of 2021. Interest expense increased to $7.4 million in the first nine months of 2022 from $6.2 million in the same period of 2021. The increases were primarily due to increased borrowings under our revolving credit facility to support investment in working capital.

Interest Income

Interest income increased to $0.5 million in the third quarter of 2022 from $0.1 million in the third quarter of 2021. Interest income increased to $0.8 million in the first nine months of 2022 from $0.5 million in the same period of 2021. The increases were primarily due to higher interest rates.

Income Tax Expense

Income tax expense of $4.5 million represented a 19.3% effective tax rate for the third quarter of 2022, compared with $2.4 million in the third quarter of 2021 representing an effective tax rate of 19.1%. Income tax expense of $11.1 million represented a 19.1% effective tax rate for the first nine months of 2022, compared with $6.0 million for the same period of 2021 representing an effective tax rate of 20.1%. The differences between the effective tax rates for 2022 compared to 2021 is related to the mix of profits in our various jurisdictions.

We have been granted certain tax incentives, including tax holidays, for our subsidiaries in China and Thailand that will expire at various dates, unless extended or otherwise renegotiated, through 2023 in China and 2030 in Thailand. See Note 8 to the condensed consolidated financial statements in Part I, Item 1 of this Report.

Net Income

We reported a net income of $18.8 million, or $0.53 per diluted share, for the third quarter of 2022, compared with a net income of $8.1 million, or $0.23 per diluted share, for the third quarter of 2021. We reported a net income of $47.0 million, or $1.32 per diluted share, for the first nine months of 2022, compared with a net income of $23.4 million, or $0.64 per diluted share, for the same period in 2021. The increases were primarily the result of items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our organic growth and operations through funds generated from operations and borrowings under our Credit Agreement (as defined below). Cash and cash equivalents and restricted cash totaled $249.3 million at September 30, 2022 and $271.7 million at December 31, 2021, of which $189.6 million and $194.7 million, respectively, were held outside the U.S. in various foreign subsidiaries.

Cash used in operating activities was $124.7 million during the first nine months of 2022. The cash used in operations during 2022 consisted primarily of a $228.5 million increase in inventories, a $123.6 million increase in accounts receivable, a $32.5 million increase in contract assets, a $9.8 million increase in prepaids and other assets and a $2.0 decrease in accrued liabilities, partially offset by $47.0 million of net income, $33.0 million of depreciation and amortization, a $93.5 million increase in advance payments from customers and a $84.6 million increase in accounts payable. Working capital was $0.9 billion at September 30, 2022 and $0.7 billion at December 31, 2021. The growth in working capital is a result of the proactive investment in inventory to support our revenue growth.

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

Cash used in investing activities was $27.9 million during the first nine months of 2022 primarily due to purchases of additional property, plant and equipment totaling $30.2 million and purchased software of $3.4 million, partially offset by proceeds from the sale of assets held for sale of $5.4 million. The purchases of property, plant and equipment were primarily for machinery and equipment in the Americas.

Cash provided by financing activities was $139.8 million during the first nine months of 2022. Borrowings under the Credit Agreement were $593.0 million and proceeds from stock option exercises were $0.5 million. Principal payments under the Credit Agreement totaled $423.0 million, dividends paid totaled $17.4 million, share repurchases totaled $9.4 million and debt issuance costs totaled $0.6 million.

On December 21, 2021, the Company amended and restated the Company's prior $650 million credit agreement by entering into a $381 million amended and restated credit agreement (the Amended and Restated Credit Agreement). Under the terms of the Amended and Restated Credit Agreement, in addition to the $131.3 million term loan facility, we have a $250.0 million five-year revolving credit facility to be used for general corporate purposes, both with a maturity date of December 21, 2026. On May 20, 2022, the Company entered into Amendment No. 1 (the Amendment) to the Amended and Restated Credit Agreement (as amended, the Credit Agreement). The Amendment, among other things, increased the revolving credit facility commitments from $250 million to $450 million. The Credit Agreement includes an accordion feature pursuant to which the Company is permitted to add one or more incremental term loans and/or increase commitments under the revolving credit facility in an aggregate amount of $100 million or a higher amount, subject to the satisfaction of certain conditions and exceptions. As of September 30, 2022, we had $131.3 million in borrowings outstanding under the term loan facility, $170.0 million in borrowings outstanding under the revolving credit facility, and $3.9 million in letters of credit outstanding under our revolving credit facility. Under the revolving credit facility, $276.1 million remains available for future borrowings, subject to compliance with financial covenants as to interest coverage and debt leverage, in addition to other debt covenant restrictions. See Note 5 to the condensed consolidated financial statements in Part I, Item 1 of this Report for more information regarding the terms of the Credit Agreement.

The Credit Agreement contains certain financial covenants related to interest coverage and debt leverage, and certain customary affirmative and negative covenants, including restrictions on our ability to incur additional debt and liens, pay dividends, repurchase shares, sell assets and merge or consolidate with other persons. Amounts due under the Credit Agreement could be accelerated upon specified events of default, including a failure to pay amounts due, breach of a covenant, material inaccuracy of a representation, or occurrence of bankruptcy or insolvency, subject, in some cases, to cure periods. As of September 30, 2022, we were in compliance with all of these covenants and restrictions.

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

As of September 30, 2022, we had cash and cash equivalents, including restricted cash, totaling $249.3 million and $276.1 million available for borrowings under the Credit Agreement, subject to compliance with financial covenants as to interest coverage and debt leverage, in addition to other debt covenant restrictions.

During the next 12 months, we believe our capital expenditures will approximate $50 million to $60 million, principally for machinery and equipment to help increase our production capacity to support anticipated revenue growth and our ongoing business around the globe.

On March 6, 2018, our Board of Directors approved an expanded stock repurchase program granting us the authority to repurchase up to $250 million in common stock in addition to the $100 million approved on December 7, 2015. On February 19, 2020 and October 26, 2021, the Board of Directors authorized the repurchase of an additional $150 million and $100 million, respectively, of shares of the Company's common stock. During the nine months ended September 30, 2022, we repurchased a total of 0.4 million common shares for an aggregate of $9.4 million at an average price of $24.96 per share. As of September 30, 2022, we had $154.6 million remaining under the share repurchase authorization to purchase additional shares. We are under no commitment or obligation to repurchase any particular amount of common stock.

The Company began declaring and paying quarterly dividends during the first quarter of 2018. In February 2020, the Board of Directors approved a quarterly dividend increase, raising the quarterly dividend from $0.15 to $0.16 per common share. In May 2021, the Board of Directors approved another quarterly dividend increase, raising the quarterly dividend from $0.16 to $0.165 per common share. During both the first nine months of 2022 and 2021, cash dividends paid totaled $17.4 million. On September 12, 2022, the Company declared a quarterly cash dividend of $0.165 per share of the Company’s common stock to shareholders of record as of September 30, 2022. The dividend of $5.8 million was paid on October 14, 2022. The Board of Directors currently intends to continue paying quarterly dividends. However, the Company’s future dividend policy is subject to the Company’s compliance with applicable law, and depends on, among other things, the Company’s results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in the Company’s debt agreements, and other factors that the Board of Directors may deem relevant, including the impact of the COVID pandemic. Dividend payments are not mandatory or guaranteed; there can be no assurance that the Company will continue to pay a dividend in the future.

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

We transact business in various foreign countries and are subject to foreign currency fluctuation risks. We use natural hedging and forward contracts to economically hedge transactional exposure primarily associated with trade accounts receivable, other receivables, trade accounts payable, and lease liabilities that are denominated in a currency other than the functional currency of the respective operating entity. We do not use derivative financial instruments for speculative purposes. Certain forward currency exchange contracts in place as of September 30, 2022 have not been designated as accounting hedges and, therefore, changes in fair value are recorded within our condensed consolidated statements of income.

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

We are also exposed to interest rate risk on borrowings under our Credit Agreement. As of September 30, 2022, we had $131.3 million outstanding on the floating rate term loan facility, and we have an interest rate swap agreement with a notional amount of $123.8 million. Under this swap agreement, we receive variable rate interest rate payments and pay fixed rate interest payments. The effect of this swap is to convert a portion our floating rate interest expense to fixed interest rate expense. The interest rate swap is designated as a cash flow hedge.

For additional information regarding our forward currency exchange contracts and interest rate swap agreement, see Note 15 to the condensed consolidated financial statements in Part I, Item 1 of this Report.

Item 4. Controls and Procedures

As of the end of the period covered by this Report, the Company’s management (with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO)) conducted an evaluation pursuant to Rule 13a-15 under the Exchange Act of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act). Based on this evaluation, the CEO and CFO concluded that as of the end of the period covered by this Report, such disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information for the quarter ended September 30, 2022 about the Company’s repurchases of its equity securities registered pursuant to Section 12 of the Exchange Act:

(d)
Maximum
Number (or
			(c)	Approximate
			Total Number of	Dollar Value)
			Shares (or Units)	of Shares (or
	(a)		Purchased as	Units) that
	Total Number of	(b)	Part of Publicly	May Yet Be Purchased
	Shares (or	Average Price	Announced	Under the
	Units)	Paid per Share	Plans or	Plans or
Period	Purchased	(or Unit)	Programs	Programs(1)
July 1 to 31, 2022	—	$—	—	$154.6 million
August 1 to 31, 2022	—	—	—	$154.6 million
September 1 to 30, 2022	—	—	—	$154.6 million
Total	—	$—	—

(1) On October 30, 2018, the Company announced that the Board of Directors authorized the repurchase of $100 million of shares of the Company’s common stock in addition to the $250 million previously announced on March 7, 2018. On February 24, 2020, the Company announced that the Board of Directors authorized the repurchase of an additional $150 million of shares of the Company’s common stock. Net of shares repurchased through June 30, 2022, the total remaining authorization outstanding as of September 30, 2022 is $154.6 million. Stock purchases may be made in the open market, in privately negotiated transactions or block transactions, at the discretion of the Company’s management and as market conditions warrant. Purchases are funded from available cash and may be commenced, suspended or discontinued at any time without prior notice. Shares of stock repurchased under the program are retired.

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

(2) Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 4, 2022.

BENCHMARK ELECTRONICS, INC.

(Registrant)

By:	/s/ Jeffrey W. Benck
Jeffrey W. Benck
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Roop K. Lakkaraju
Roop K. Lakkaraju
Chief Financial Officer
(Principal Financial and Accounting Officer)