Form 10-K
period 2022-12-31
BENCHMARK ELECTRONICS INC
filed 2023-02-24
CIK 863436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2022

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number 1-10560

BENCHMARK ELECTRONICS, INC.

(Exact name of registrant as specified in its charter)

Texas	74-2211011
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

56 South Rockford Drive

Tempe, Arizona 85288

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Act). Yes ☐ No ☑

As of June 30, 2022, the number of outstanding common shares was 35,159,562. As of such date, the aggregate market value of the common shares held by non-affiliates, based on the closing price of the common shares on the New York Stock Exchange on such date, was approximately $1.0 billion.

As of February 21, 2023, there were 35,191,035 common shares of Benchmark Electronics, Inc., par value $0.10 per share, outstanding.

Documents Incorporated by Reference:

Portions of the registrant’s Proxy Statement for the 2023 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2022, are incorporated herein by reference (Part III, Items 10-14 of this Annual Report on Form 10-K).

PART I

Item 1. Business.

This Annual Report on Form 10-K (Report) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts and may include words such as “anticipate,” “believe,” “intend,” “plan,” “project,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” “will,” “could,” “predict,” and similar expressions or the negative or other variations thereof. In particular, statements, express or implied, concerning the extent of the financial impact of the COVID-19 (COVID) pandemic, the Company’s anticipated plans and responses to the COVID pandemic, the Company’s expectations relating to current supply chain and labor constraints, global geopolitical events (such as Russia's invasion of Ukraine and U.S. tensions with China), inflationary pressures, future operating results or margins, the ability to generate sales and income or cash flow, expected revenue mix, the Company’s business strategy and strategic initiatives, the Company’s repurchases of shares of its common stock and the Company’s intentions concerning the payment of dividends, among others, are forward-looking statements. Although the Company believes these statements are based on and derived from reasonable assumptions, they involve risks, uncertainties and assumptions that are beyond the Company’s ability to control or predict, relating to operations, markets and the business environment generally, including those discussed under Part I, Item 1A of this Report and in any of the Company’s subsequent reports filed with the Securities and Exchange Commission (SEC). In particular, these statements also depend on the duration, severity and evolution of the COVID pandemic and related risks, including the severity and continued transmission of its variants, the availability and effectiveness of vaccines and potential hesitancy to utilize them, government and other third-party responses to the crisis and the consequences for the global economy, the Company’s business and the businesses of its suppliers and customers. Events relating to or resulting from the COVID pandemic, including the possibility of customer demand fluctuations, supply chain constraints, or the ability to utilize the Company’s manufacturing facilities at sufficient levels to cover its fixed operating costs, may have resulting impacts on the Company’s business, financial condition, results of operations, and the Company’s ability (or inability) to execute on its plans to respond to the COVID pandemic. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes, including the future results of our operations, may vary materially from those indicated. Undue reliance should not be placed on any forward-looking statements. Forward-looking statements are not guarantees of performance. All forward-looking statements included in this document are based upon information available to the Company as of the date of this document, and the Company assumes no obligation to update.

Our fiscal year ends on December 31. Consequently, references to 2022 relate to the calendar year ended December 31, 2022; references to 2021 relate to the calendar year ended December 31, 2021, etc.

General

Benchmark Electronics, Inc. (the Company) is a Texas corporation that provides advanced manufacturing services (electronic manufacturing services (EMS) and precision technology (PT) services), which includes design and engineering services and technology solutions. From initial product concept to volume production, including direct order fulfillment and aftermarket services, the Company has been providing integrated services and solutions to original equipment manufacturers (OEMs) since 1979. The Company serves the following market sectors: aerospace and defense (A&D), medical technologies, complex industrials, semiconductor capital equipment (Semi-Cap), next-generation communications and advanced computing. The Company has manufacturing operations located in the United States and Mexico (the Americas), Asia and Europe. In this Report, references to Benchmark, the Company or use of the words “we”, “our” and “us” include Benchmark’s subsidiaries unless otherwise noted.

Our customer engagement focuses on three principal areas:

•
Manufacturing Services, which include printed circuit board assemblies (PCBAs) using both traditional surface mount technologies (SMT) and microelectronics, subsystem assembly, system build and integration. System builds and integration often involve building a finished assembly that includes PCBAs, complex subsystem assemblies, mechatronics, displays, mechanicals, and other components. These final products may be configured to order and delivered directly to the end-customer across all the industries we serve. Manufacturing services also includes precision technology services comprised of precision machining, advanced metal joining and welding, cleaning, assembly and functional testing primarily for the semi-cap (serving semiconductor capital equipment customers) and A&D markets.
•
Design & Engineering Services, which include design for manufacturability, design optimization for our factory processes and supply chain, and test development, concurrent and sustaining engineering, turnkey product design and regulatory services. Our engineering services may be for systems, sub-systems, printed circuit boards and assemblies, and components. We have the flexibility and capability to engage anywhere in the customers design process flow. We provide these services across all the industries we serve.
•
Technology Solutions, which involve developing a library of building blocks or reference designs primarily in defense solutions, surveillance systems, millimeter wave (mmWave) radio frequency (RF) subsystems, and front-end managed connected data collection systems. We often partner with our customers to merge these solutions utilizing our engineering services to provide turnkey product development from requirements through the launch to volume production into our factories. Our building blocks can be utilized across a variety of industries, but we have significant focus and capabilities in the A&D, medical, next generation communications and the complex industrials markets. We have also developed differentiated capabilities in RF and high-speed design for both components and substrates. The need to improve size, weight, and power (SWaP) to accommodate high frequency electronics communications is important to customers in the A&D, medical and next generation communications markets.

Our core strength lies in our ability to partner with our customers to provide concept-to-production solutions through a tightly integrated and seamless set of design, test, manufacturing, supply chain and support services. The integration of these product realization services along with our global manufacturing presence increases our ability to respond to our customers’ needs by providing accelerated time-to-market and time-to-volume production of high-quality products – especially for complex products with lower volume and higher mix in regulated markets with higher reliability requirements. These capabilities enable us to build strong strategic relationships with our customers and to become an integral part of their business.

We believe our primary competitive advantage is our ability to engage with our customers at any point in their product development to production process by providing our leading edge technical capabilities in engineering services (including full life cycle from product design in which we can take a product idea from concept to design to volume manufacturing), technology solutions (especially high frequency RF solutions, microelectronics, and miniaturization), and manufacturing services (including electronics and complex precision machining capabilities) provided by highly skilled personnel. We also have diversified end market and regulated market experience in our targeted sectors. To support customers across these sectors, we have strategically invested in global supply chain design and execution capabilities.

In addition, we believe that a strong focus on human capital through the talent we hire and retain is critical to maintaining our competitiveness. Our culture is customer-centric, centered on accountability and ownership of process improvement to exceed customer expectations and deliver financial performance aligned to our goals. Through our employee engagement and customer satisfaction feedback processes, we continuously solicit and act upon information to improve our company and better support our customers and business processes. We have invested in attracting and developing leadership throughout the organization and are committed to diversity and inclusion in our efforts to develop an innovative and forward-thinking workforce.

Our Industry

Outsourcing engineering and manufacturing services enable OEMs to concentrate on their core strengths, such as research and development, branding, marketing and sales. In an outsourcing model, OEMs also benefit from improved efficiencies and reduced production costs, volume purchasing leverage, reduced fixed capital investments, improved inventory management, and access to global engineering and manufacturing resources. OEMs are increasingly turning to outsourcing partners to reduce time-to-market and time-to-volume production through utilization of their service providers’ engineering and manufacturing services.

Outsourcing rates fluctuate periodically, and not all industries we serve are outsourcing at the same rate. Historically we have identified the computing and telecommunications markets as traditional markets given their maturity and high level of outsourcing. This compares to the lower level of outsourcing within our other served markets in medical, complex industrials, A&D, and semi-cap, which we have historically referred to has higher value. In recent years, we have focused our efforts within computing and telecommunications to concentrate on lower volume but higher complexity sub-sectors of the markets, which we refer to as advanced computing and next generation communications, respectively.

Today, we believe that each of our market sectors are high value and well-aligned with our expertise in more complex and highly regulated products. This provides us the opportunity for increased value-add, higher profitability and greater market share as we seek to capitalize on increased outsourcing in our served markets.

Our Strategy

Our goal is to be the solutions provider of choice to the leading OEMs which we believe offer the greatest potential for profitable growth. To meet this goal, we have implemented the following strategies:

•
Focus on More Complex Products for Customers. EMS providers serve a wide range of OEMs in different industries, offering scalable electronics assembly as a service. The EMS industry product scope ranges from easy-to-assemble, low-cost, high-volume products targeted for the consumer market to complicated, state-of-the-art, mission-critical products. Higher-volume manufacturing customers often compete on the price of products with short life cycles which require less value-add from EMS providers. We avoid these lower-value market sector opportunities and focus on lower-volume manufacturing, high complexity opportunities with customers, specifically within the A&D, medical, and complex industrials markets, which are often in highly regulated industries that have been increasingly outsourcing value-added services to their EMS providers.

In the advanced computing and next generation communications markets, we focus on customers with more complex requirements (high performance computing and next generation broadband solutions) as compared to more commoditized offerings within the broader computing and telecommunications markets. Within each of our targeted sectors, we believe there is a general trend toward higher complexity, additional outsourcing, and elongating product life cycles.
•
Lead with Design & Engineering Services and Leverage Advanced Technology Solutions. In addition to strength in manufacturing complex high-density PCBAs, complex mechanical systems, and full systems integration, we offer customers specialized and tailored advanced design solutions, including technology building blocks and engineering services. We provide this engineering expertise through our design centers in the Americas, Asia and Europe. Leading with engineering is important to our strategy to partner with our customers through the entire product life cycle, ensuring high quality, extreme reliability and low product failure rates. By leveraging our advanced technology and engineering solutions, our customers can focus their efforts on branding and go-to-market, while relying on a trusted partner to delivery product faster and more efficiently.
•
Maintain and Develop Close, Long-Term Relationships with our Customers. Our strategy is focused on establishing long-term relationships with leading OEMs in growth industries by becoming an integral part of their concept-to-production and full product life cycle solution. To accomplish this, we rely on our business development executives, account managers, site program managers and general management teams to respond with speed and flexibility to address frequently changing customer design specifications and production requirements. We focus on caring for our customers and responding to their feedback as appropriate to continue to improve our offerings and delivery.
•
Deliver Complete Manufacturing Solutions Globally. OEMs increasingly require a wide range of specialized design engineering and manufacturing services from EMS providers to reduce costs and accelerate their time-to-market and time-to-volume production. Building on our integrated engineering and manufacturing capabilities, we offer our OEM customers services from initial product design and test to final product assembly and distribution. Our precision technology services and complex mechanical manufacturing, along with our systems integration assembly and direct order fulfillment services, enable our customers to potentially reduce product cost and risk of product obsolescence by reducing their total work-in-process and finished goods inventory. These services are available at many of our manufacturing locations and allow us to offer customers the flexibility to move quickly from design and initial product introduction to production and distribution. We also offer our customers the opportunity to combine the benefits of low-cost manufacturing with the benefits and capabilities of our higher complexity support in the Americas, Asia and Europe.
•
Continue to Seek Cost Savings and Operational Excellence. We seek to optimize our network of facilities to provide cost-efficient services for our customers. We have a global culture of continuous improvement, which rewards the sharing of best practices and implementation of lean principles. We will continue to drive lean and operational excellence initiatives, bound by common global processes, which enable us to optimize our capacity and efficiency. Our customers benefit from these initiatives by sharing in the cost savings while having comfort we can scale to meet their future growth needs.
•
Optimize our Global Footprint. We will continue to evaluate our global footprint to ensure we are optimizing the utilization of our facilities, including expansion in regions of strategic importance to our customers and investing in new capabilities aligned to evolving market needs. Historically, this has led to re-allocation of resources, including site closures, new facilities and capacity expansions as appropriate.
•
Pursue Strategic Acquisitions. We have historically had an acquisition-oriented expansion strategy. In more recent years we have focused on driving growth by organic means. However, we will continue to selectively evaluate acquisitions which may expand our core technology capabilities and expand the value of our services to new and existing customers.
•
Capital Allocation. In support of our financial goals, we will maintain a strong focus on cash conversion and capital management. We are focused on effective capital deployment through the balance of investments to support organic growth of the business and returns to our shareholders through dividends and share repurchases.

Services We Provide

Through the Benchmark network, we offer a wide range of design, engineering, automation, test, manufacturing, and fulfillment solutions that support our customers’ products from initial concept and design through prototyping, design validation, testing, ramp-to-volume production, worldwide distribution and aftermarket support. With our balanced footprint, we have the ability to serve global and regional customers. We support all our service offerings with supply chain management systems, superior quality program management and integrated information technology systems. Our comprehensive service offerings enable us to provide a complete solution for our customers’ outsourcing requirements. All our services are supported through a strong quality management system designed to globally provide the process discipline to reliably deliver high quality services, solutions and products to our customers.

Manufacturing Services (Electronics Manufacturing and Testing Services):

As OEMs seek to provide greater functionality in smaller form-factors, they increasingly require sophisticated manufacturing technologies and processes. Our investment in advanced manufacturing equipment and process development, as well as our experience in innovative packaging and interconnect technologies, enable us to address these evolving requirements. Our specialization in packaging and interconnect technologies include but are not limited to:

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
•
Hybrid Optical/Electrical Printed Circuit Board Assembly and Testing; and
•
Sub-Micron Alignment of Optical Sub-Assemblies.
•
Component Engineering Services. We provide support to our customers to assist their understanding of the evolving international environmental laws and regulations on content, packaging, labeling and similar issues concerning the environmental impact of their products, including: “RoHS” (EU Directives 2011/65/EU on Restriction of certain Hazardous Substances Directive and 2015/863 amending Annex II to Directive 2011/65/EU); “WEEE” (EU Directive 2002/96/EC on Waste Electrical and Electronic Equipment); “REACH” (EC Regulation No 1907/2006 on Registration, Evaluation and Authorization of Chemicals); EU Member States’ Implementation of the foregoing; “Conflict Minerals” as defined in the U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act § 1502(b), implementing legislation and rules; and the People’s Republic of China (PRC) Management Methods for the Restriction of the Use of Hazardous Substances in Electrical and Electronic Products. Manufacturing sites in the Americas, Asia and Europe regions are experienced with both water soluble and no-clean processes.
•
Systems Assembly & Test. We offer a full spectrum of subsystem and system integration services, including assembly, configuration and testing for all industries we service. We design, develop and build product-specific manufacturing processes utilizing manual, mechanized or fully automated lines to meet our customers’ product volume and quality requirements. We work with our customers to develop product-specific test strategies. Our test capabilities include manufacturing defect analysis, in-circuit tests to check the circuitry of the board and functional tests to confirm that the board or assembly operates in accordance with its final design and manufacturing specifications. We either custom design test equipment and software ourselves or use test equipment and software provided by our customers. We also offer our own internally designed functional test solutions for greater cost savings and flexibility in addition to providing environmental stress tests of assemblies of boards or systems. Additionally, we provide product life cycle testing services, such as ongoing reliability testing where units are continuously cycled for extended periods while monitoring for early-life failures.
•
Failure Analysis. We offer an array of analytical solutions and expertise to help our customers address their most challenging engineering and business issues, including focused techniques for failure mode, failure mechanism, and root cause determination. Specialized analytical skill sets associated with electrical, mechanical, and metallurgical disciplines are used in conjunction with a vast array of equipment such as ion chromatography, x-ray florescence, and scanning electron microscopy. Our state-of-the-art lab facilities provide customers with detailed reporting and support in an unbiased, timely and cost-effective manner. Mastering emerging technologies, coupled with an understanding of potential failure mechanisms, positions us to exceed customer expectations and maintain our technological diversity.

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
-
Complex Clean Room Assembly and Functional Test;
-
Major Electromechanical Assemblies;
-
Large precision and industrial frame fabrication, welding, grinding, bead blasting and coating; and
-
Sheet metal forming, power coating and painting.

Our global network of operations includes manufacturing facilities in seven countries, which are strategically located to support full product life cycle services for our customers. We have domestic facilities in Alabama, Arizona, California, Minnesota, New Hampshire and Texas and international facilities in China, Malaysia, Mexico, Netherlands, Romania and Thailand. Our network also includes design centers that lead customer engagements and provide solutions to customers in the Americas, Asia and Europe. Additionally, we are compliant with and/or hold the following accreditations, certifications and registrations by geography:

	Americas	Europe	Asia
ISO 13485:2016 – Medical	√	√	√
FDA/QSR Compliant – Medical	√		√
ISO 14971:2019 – Medical Risk Management	√
MedAccred	√		√
AS9100:2016 – Aerospace	√	√	√
ITAR (International Traffic and Arms)	√	√
Nadcap (National Aerospace & Defense Assoc. Program)	√
FAA Approved Parts Manufacturer – Aviation	√

IATF 16949:2016 – Automotive		√	√
TL9000 – Telecommunications	√
ANSI ESD S20:20-2014	√	√	√
ISO 9001:2015 – Quality	√	√	√
ISO 14001:2015 – Environmental	√	√	√
ISO 45001:2018 – Occupational Health and Safety	√	√	√

Design & Engineering Services and Technology Solutions:

We endeavor to add value to customers through coordination and integration from concept, design, prototype and other engineering services in support of our customers’ go-to-market and product life cycle requirements. These services strengthen our relationships with our manufacturing customers and help attract new customers seeking similarly specialized design and engineering services. Early engagement with engineering-led solutions is key to our strategy of focusing on products with greater complexity in our targeted verticals.

•
New Product Design, Prototype, Testing and Related Engineering Services. We offer a full spectrum of new product design, automation, test development, prototype and related engineering services for projects contracted by our customers who pay for but maintain ownership of the resulting designs in our contract design services business. We employ a proven seven-step process from concept-to-production in our design services model which enables a shorter product development cycle and provides our customers a competitive advantage in time-to-market and time-to-profit. Our multi-disciplined engineering teams provide expertise in a number of core competencies critical to serving OEMs in our target markets, including award-winning industrial design, mechanical and electrical hardware, firmware, software and systems integration and support. We create for our customers specifications, designs and quick-turn prototypes, which are then validated and ramped into volume manufacturing.
•
Custom Testing and Automation Equipment Design and Build Services. We provide our customers a comprehensive range of custom circuit and functional test equipment, process automation and replication solutions. We have expertise in tooling design, test solutions, equipment control and process, systems planning, process automation, systems integration, replication and programming. Our custom test solutions, process automation and replication services are available to our customers as part of our full-service product design and manufacturing solutions package or on a stand-alone basis for products designed elsewhere. We also provide custom test equipment and automation system solutions to OEMs, which pay for and own the designs. Our ability to provide these solutions allows us to capitalize on OEMs’ increasing needs for custom manufacturing solutions, which in turn provides an additional opportunity for us to introduce these customers to our comprehensive engineering and manufacturing services.
•
Technology Solutions. We are investing in building blocks and solutions such as secure defense turnkey design and reference platforms in avionics, ground vehicle electronics, munitions, and soldier platforms that require ruggedization for harsh environments and secure communications. We are developing advanced manufacturing capabilities and processes for RF microwave and photonics designs that utilize highly accurate micro-electronics and photonics equipment, complementing our engineering expertise in these areas. We are focused on the high frequency and SWaP requirements which address the challenges in the defense and next generation communications markets.

Supply Chain, Order Fulfillment, and Aftermarket Support Services:

Our customers often face challenges in designing supply chains, demand planning, procuring materials and managing their inventories efficiently due to fluctuations in their customer demand, product design changes, short product life cycles and component price fluctuations.

We employ enterprise resource planning (ERP) systems and lean manufacturing principles to manage procurement and manufacturing processes in an efficient and cost-effective manner so that, where possible, components arrive on a just-in-time, as-and-when-needed basis. Because we are a significant purchaser of electronic components and other raw materials, we are generally able to capitalize on the economies of scale associated with our relationships with suppliers to negotiate price discounts, obtain components and other raw materials that are in short supply, and return excess components. Utilizing our agility and expertise in supply chain management and our relationships with suppliers across the supply chain, we strive to help reduce our customers’ cost of goods sold and inventory exposure. However, due to the COVID pandemic, global labor and supply disruptions and increased demand for electronics in general, we continue to see component supply chain constraints across several commodity categories which are constraining our ability to produce the full demand forecasts on the timeline requested by our customers.

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
•
Supply Chain Management. We offer full end-to-end supply chain design, inventory-management and volume-procurement capabilities to improve access to supply, optimize cost, and reduce total cycle time. Our materials strategy focuses on leveraging our procurement volume company-wide while providing local execution for maximum flexibility. We employ a full complement of electronic data interchange transactions with our suppliers to coordinate forecasts, orders, reschedules, and inventory and component lead times. Our ERP systems provide product and production information to our supply chain management, engineering change management and floor control systems. Our information systems include a proprietary module that controls serialization, production and quality data for all of our facilities around the world using state-of-the-art statistical process control techniques for continuous process improvements. To enhance our ability to rapidly respond to changes in our customers’ requirements by effectively managing changes in our supply chain, we utilize web-based interfaces and real-time supply chain management software products, which allow for scaling operations to meet customer needs, shifting capacity in response to product demand fluctuations, reducing materials costs and effectively distributing products to our customers or their end-customers.
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

Marketing and Customers

We market our services and solutions primarily through a direct sales force organized by market sector. In addition, our engineering, operations, and executive management teams are an integral part of our sales and marketing approach. We generally enter into master supply agreements with our customers. These arrangements generally govern the conduct of our business with customers relating to, among other things, the design and manufacturing of products that in some cases were previously produced by the customer. The arrangements also generally identify the specific products to be designed and manufactured, quality and production requirements, product pricing and materials management. There can be no assurance that these arrangements will remain in effect or be renewed, but we focus intently on customer care in an effort to anticipate and meet the current and future needs of our customers.

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

The following table sets forth the percentages of our sales by sector for 2022, 2021 and 2020.

	2022	2021	2020
Industrials	21%	20%	18%
A&D	12	15	21
Medical	21	20	24
Semi-Cap	25	26	18
Advanced Computing	10	9	8
Next Gen Comms	11	10	11
	100%	100%	100%

A substantial percentage of our sales are made to a small number of customers and the loss of a major customer, if not replaced, would adversely affect us. Sales to our ten largest customers represented 52%, 47% and 41% of our sales in 2022, 2021 and 2020, respectively. Sales to Applied Materials represented 15%, 16% and 12% of our total sales in 2022, 2021 and 2020, respectively.

Seasonality

We have historically experienced higher sales during the fourth quarter aligned with many of our customers end of fiscal year. In addition, we typically experience our lowest sales volume in the first quarter of each year.

Suppliers

We maintain a network of suppliers of components and other materials used in our operations. We procure components when a purchase order or forecast is received from a customer and occasionally utilize components or other materials for which a supplier is the single source of supply. If any of these single-source suppliers were unable to provide these materials, a shortage of components could temporarily interrupt our operations and lower our profits until an alternate component could be identified and qualified for use. For additional information, see “Risk Factors—Shortages or price increases of components specified by our customers have delayed and are expected to continue delaying shipments and may adversely affect our profitability” in Part I, Item 1A of this Report. Although we have experienced component shortages and longer lead times for various components, we continually strive to reduce the impact of component shortages by working with customers to reschedule deliveries and with suppliers to provide the needed components using just-in-time inventory programs, or by working with OEMs on qualifying alternative components or completing redesigns to eliminate the constrained part, or purchasing components at higher prices from distributors rather than directly from manufacturers. In addition, by developing long-term relationships with suppliers, we endeavor to minimize the effects of component shortages compared to manufacturers without such relationships. The goal of these procedures is to reduce our inventory risk.

Competition

The services we provide are available from many independent sources as well as from the in-house manufacturing capabilities of current and potential customers. Our competitors include Celestica Inc., Flex Ltd., Jabil Inc., Kimball Electronics, Plexus Corp and Sanmina Corporation. We believe that the principal competitive factors in our targeted markets are engineering solutions capabilities, product quality, flexibility, cost and timeliness in responding to design and schedule changes, reliability in meeting product delivery schedules, pricing, technological sophistication and geographic location.

In addition, original design manufacturers (ODMs) that provide design and manufacturing services to OEMs have significantly increased their share of outsourced manufacturing services provided to OEMs in some largely outsourced sectors, such as advanced computing and telecommunication. Competition from ODMs may increase if our business in these markets grows or if ODMs expand further into or beyond these markets.

Environmental, Social & Governance (ESG) & Sustainability

Benchmark continues to evolve and improve upon its ESG strategy and is implementing and managing long-term, strategic sustainability initiatives. The Nominating, Sustainability and Governance Committee of our Board of Directors is sponsoring this effort and in 2020, Benchmark established an ESG/Sustainability Council. The ESG/Sustainability Council is currently chaired by our General Counsel & Chief Legal Officer, who is a member of our senior executive leadership team and provides regular updates to the Nominating, Sustainability and Governance Committee on ESG initiatives and progress. The Council also includes a cross-functional team of leaders representing operations, human resources, supply chain, regulatory compliance, finance, marketing communications, investor relations, facilities and the legal department. On March 21, 2022, the Company achieved a major milestone in its effort to advance our comprehensive approach to ESG initiatives with the publication of our inaugural 2021 Sustainability Report. The 2021 Sustainability Report aligned with the Sustainability Accounting Standards Board (SASB) with the goal of developing future reporting that will include other frameworks such as the Global Reporting Initiative (GRI), United Nations Sustainable Development Goals (SDG) and the Task Force on Climate-Related Financial Disclosures (TCFD). We expect to publish our 2022 Sustainability Report in the first quarter of 2023. Our most current sustainability information is posted on our website at https://www.bench.com/sustainability.

Our 2021 Sustainability Report highlights the work we are doing across the globe and within the five tenets of our ESG strategy – Environmental Responsibility, Our People, Governance, Our Community, and Our COVID-19 Response. In 2022, we updated our ESG strategy to focus on four tenets, instead of five, removing “Our COVID-19 Response.” Remaining COVID-19 initiatives and activity is now more closely related to the topics covered in the “Our People” tenet and is subsumed in the social dimension of our ESG activities.

Environmental Responsibility

Benchmark’s commitment to environmental responsibility is an ESG focus that starts at the corporate level with meaningful goal setting followed by purposeful action. We expect to minimize our environmental impact with our Energy Management and Saving Guidelines which include procedures for reducing our waste sent to landfills through recycling, purchasing environmentally responsible products, and reducing energy and water consumption. All of Benchmark’s sites also comply with local water laws and regulations. Beyond compliance, wherever possible, sites have demonstrated a commitment to water efficiency and conservation by, among other things, utilizing hands-free faucets, toilets, and water fill stations to limit water usage.

Benchmark’s long-term commitment to sustainability is comprehensive, placing increased focus and emphasis on environmental consciousness, social responsibility, ethics and corporate governance, and supply chain ecosystem responsibility. Our goal is to do our part in contributing to a more sustainable world, while providing value to our shareholders consistent with our business objectives. Other environmental priorities include:

•
We apply an ethical approach to source reduction and disposal efforts.
•
With the exception of our Moorpark, California facility, which will close operations in the first quarter of 2023, all Benchmark manufacturing facilities are certified to ISO 14001:2015, which is a set of standards related to environmental management and systems. The ISO 14001:2015 standard helps organizations minimize adverse impacts to the environment, comply with applicable laws, regulations and other requirements, and achieve continual improvement in these areas.
•
Benchmark has launched a number of global initiatives designed to reduce energy consumption in our facilities, including upgrades and or retrofits in LED and motion detector lighting, solar panels, cooling towers, compressed air and vacuum systems, and exhaust fans. In April 2022, the Company launched an internal global manufacturing site competition to promote the environmental benefits of energy, water and waste reduction called the Benchmark Environmental Challenge.
•
We recognize that better management of food scraps is another significant way to reduce waste and emissions and mitigate our climate impacts. In Thailand, a country with a strong farming tradition, our Ayutthaya site uses the food waste from its canteen to create a compost. The project diverts the heaviest portion of the waste stream – food scraps – from the landfill, where it would release methane, a potent greenhouse gas. Employees then use the food scraps to produce a rich soil that is then sold to employees for their gardens at home. From these proceeds, the team has created a garden at our facility. The garden grows winter melons, bananas, and other fruits and vegetables common in Thai cuisine, and the produce is served in the canteen. Another portion of the compost is sold to raise funds to support sustainability projects in nearby communities.
•
In 2022, we issued our first company-wide response to the Climate Disclosure Project (CDP) questionnaire on climate change. The response details our management and oversight of climate-related issues as well as key challenges and opportunities for our Company related to climate change.
•
Benchmark is pursuing opportunities to expand our renewable energy use by procuring renewable electricity, where available, and installing solar panels on a site-by-site basis. In 2022, Benchmark installed rooftop solar panels at production facilities in Korat, Thailand.
•
We understand that energy management involves changing a company’s culture along with changing out inefficient equipment. To that end, we have developed a set of principles that we communicate company-wide to reduce energy use.

Our People

We believe in upholding the principle of human rights, worker safety and observing fair labor practices within our organization and our supply chain. We embrace diverse viewpoints and perspectives, recognizing that greater inclusion fosters innovation and achieves better decision making and financial results. Commitment to diversity, equity and inclusion (DEI) has been a major ESG priority for Benchmark. In 2021, the Company formed an Inclusion Council and engaged an experienced consultant to help design and implement a comprehensive DEI strategy. Supporting initiatives included organizational training, refreshed company values and a revitalized recruiting strategy focused on building a more diverse team. In 2022, we created our first Employee Resource Group (ERG), the Women’s Inclusion Network (WIN), supported by the Vice President of Business Systems and Analytics as its executive sponsor. The WIN plans to host quarterly events around its mission to build friendships, develop careers, and foster support for women employees. For additional information, see “Human Capital Management” below.

We are also committed to ensuring that proper working conditions exist for the safety of our employees, such as the implementation of 6S lean management concepts (sort, set, shine, standardize, sustain, and safety) and visual management practices, developing, implementing and continuously improving our Occupational Health and Safety Management System, and providing appropriate education, reporting and controls. In 2022, Benchmark introduced a global environment, health and safety (EHS) policy, consolidating and enhancing other related policies and information across the Company. The policy expresses our commitment to ensuring a safe working environment for our employees, contractors, customers, and communities and is a guide for manufacturing sites to use when developing or updating their environmental, health and safety programs.

In 2022, Benchmark’s site in Korat, Thailand was named an “Excellent Practices Establishment on Occupational Safety and Health – a national-level award from Thailand’s Ministry of Labour. This was our fourth consecutive year receiving the national OHS award. Our site in Suzhou, China also was awarded the 2022 “Employer of the Year for Employee Care” by the Suzhou City Government. This award recognizes employer efforts to advance relations with their employees.

Governance

We are committed to ensuring ethical organizational governance, promoting business ethics and integrity, and embracing diversity, equity and inclusion in the boardroom and throughout the organization. Benchmark has comprehensive corporate governance policies and structures in place to foster accountability and transparency. These policies reflect our underlying commitment to maintain the highest standards of ethics and integrity and to operate our business in compliance with all applicable laws and regulations, including anti-corruption, anti-bribery, and antitrust.

We are also committed to observing fair, transparent and accountable operating practices. To this end, Benchmark believes that its ultimate responsibility is to help create and foster the best possible work environment for everyone in our organization. We continue to utilize a “Speak Up!” campaign designed to promote a positive and ethical organizational culture. We believe that each team member, regardless of position, shares in this responsibility, and we encourage all of them to “Speak Up!” with questions or concerns about actual or potential ethical issues, questions about company policies, suggestions about how we can make our organization better and to address any other concerns. To facilitate open and honest communication, our whistleblower Helpline includes local phone numbers in each global location, together with language support, that allows reporters to “Speak Up!” in over 150 native languages. In addition, team members access our web portal to report concerns, ask questions, or quickly access ethics and compliance policies. We believe these efforts strengthen our enterprise ethics and compliance efforts and foster the environment where employees and stakeholders can express and have concerns resolved.

From a governance perspective, Benchmark continues to advance its ESG strategy and is implementing and managing long-term, strategic sustainability initiatives. This effort is led by the Company’s ESG/Sustainability Council, and is overseen by the Nominating, Sustainability and Governance Committee of the Board of Directors. Established in 2020, the ESG/Sustainability Council includes a cross-functional team of leaders representing operations, human resources, supply chain, quality and regulatory compliance, finance, marketing communications, investor relations, facilities and legal.

Our Community and Supply Chain Responsibility

We are committed to sourcing with suppliers willing to support our sustainability initiatives. Benchmark endorses the Responsible Business Alliance (RBA) (formerly the Electronics Industry Citizenship Coalition or EICC) Code of Conduct, which provides guidance in five critical areas of corporate social responsibility (CSR) performance, including labor, health and safety, environment, management systems, and ethics. Benchmark also seeks the same endorsement from our business partners, requesting that each business partner adhere to the RBA Code of Conduct or its equivalent at initial engagement and flowing these requirements through our commercial contracts to our business partners and supply chain. Benchmark also conducts a supply chain monitoring system to assess adherence in these areas with regard to our supply chain partners.

Benchmark also supports the EcoVadis rating system; Eco Vadis is a provider of sustainability ratings, intelligence and collaborative performance improvement tools for global supply chains. The EcoVadis methodology evaluates criteria across four themes: environment, fair labor practices, ethics/fair business practices and supply chains. In 2022, Benchmark was again awarded the EcoVadis Silver Medal-Sustainability rating, placing it in the top 28% of EcoVadis rated companies.

Benchmark also supports Rule 13p-1 under the Securities Exchange Act (Conflict Minerals Law) and efforts to avoid sourcing conflict minerals (tin, tantalum, tungsten, and gold or other derivatives) that directly or indirectly finance or benefit armed groups in the Democratic Republic of Congo (DRC) and in adjoining countries (Covered Countries). Consistent with the Conflict Minerals Law and the OECD Due Diligence Guidance concerning conflict minerals, Benchmark adopted the Responsible Minerals Initiative Due Diligence reporting process and seeks to obtain conflict minerals content declarations from its suppliers, promoting supply chain transparency. Benchmark does not directly source tin, tantalum, tungsten or gold (3TG) from mines, smelters or refiners, and is in most cases several or more levels removed from these supply chain participants. Benchmark therefore expects our suppliers to:

•
utilize responsible sourcing practices per the Benchmark Conflict Minerals policy and to purge all high-risk smelters from their supply chain.
•
preferentially source 3TG from smelters and refiners validated as being conflict free and do not directly or indirectly benefit or finance armed groups in any Covered Country.
•
fully-comply with the Conflict Minerals Law and provide all necessary Conflict Minerals (3TG) declarations.
•
have a credible, robust conflict minerals program (3TG) which should include: a written conflict minerals policy, communication of requirements to suppliers, CM data collection using the RMI CMRT template, a professional analysis and risk assessment with corrective action on the basis of the CMRTs collected from the suppliers.
•
pass these requirements through their supply chain and determine the 3TG sources (Smelters or Refiners – SORs).
•
for suppliers representing the top 90% of our global corporate materials spend (our yearly corporate sample), provide their most recent RMI CMRT form, complete and accurate in the latest version with robust comments where appropriate, during our active yearly CM data collection campaign.

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

Culture and Values

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

Our Human Capital and Compensation Committee of our Board of Directors is responsible for overseeing the Company’s human capital practices and management compensation philosophy, including the incentive compensation and equity-based plans for executives. Our Chief Human Resources Officer reports on important human capital management topics to this committee every quarter, including the Company’s all-important diversity, equity and inclusion initiatives.

Diversity, Equity and Inclusion

Benchmark’s Diversity, Equity and Inclusion (DEI) strategy is focused on creating a culture of belonging where team members can be their authentic selves and cultivate a workplace where everyone can succeed.

Our commitment to DEI starts at the top with the Company’s Board of Directors. The Board’s Nominating, Sustainability and Governance Committee has demonstrated its commitment to adding more diversity to our Board with continued female representation, as well as a racially and/or ethnically diverse member as we continue to shift our Board structure. For example, in June 2021, the Company added another female director, Lynn Wentworth. Similarly, in October 2021, Benchmark appointed Ramesh Gopalakrishnan to fill a vacant board position who is a native of India and brings diverse perspectives and thought leadership to the Board based on his significant global operational and strategy experience at several multinational companies. We will continue to keep diversity in mind as we refresh our Board in the future.

In January 2022, the senior executive team selected 16 Benchmark team members to serve on the Company’s inaugural Inclusion Council. Sponsored by our Chief Executive Officer and our Chief Human Resources Officer, the Inclusion Council, meets regularly to discuss the Company’s role in DEI and provide advice to integrate, inform and shape the DEI strategy at Benchmark. Our aim is to ensure that the Company is a place where diverse thinking, experiences and ideas are encouraged, presented and celebrated in order to see the best ideas come to life. To advance these objectives, the Company increased the availability of training on topics such as leading inclusively, anti-harassment, anti-discrimination and unconscious bias. The Company is also training our talent acquisition team and hiring managers on how to work to eliminate bias in the interview process. The Company also conducted a global engagement and inclusion survey in the fall of 2021 and 2022 to elicit feedback from employees and is developing action plans for continuous improvement in the areas of leadership, communication, culture, inclusion, learning and development. The Human Capital and Compensation Committee of our Board of Directors reviews these initiatives and results with our CEO and Chief Human Resources Officer quarterly to track progress on our DEI strategy.

Career Development

Benchmark is committed to developing a qualified and motivated workforce to power our continued innovation and growth. We provide opportunities for employees to gain the skills and knowledge they need to advance in the Company and fulfill their personal career goals.

We are on a journey to transform and modernize our talent management practices at Benchmark. The Company’s Human Capital Management (HCM) system, which was established to provide a common database upon which the Company can centralize people-related data and standardize people management processes across the globe, provides an operating framework to enable leaders to better hire talent and manage teams, including goal setting, performance evaluations, succession planning, and learning and development. The HCM system also provides visibility for the Company to monitor employee retention rates, employee promotions and other data to help ensure that we focus on giving employees opportunities to advance within the Company. The Company also offers competency-based training on leadership and skills development through our online learning platform.

We offer competitive compensation and benefits packages that reflect the needs of our workforce. In the U.S., we offer medical, dental, and vision benefits, disability coverage, survivor benefits, and a wellness program. We also offer competitive retirement benefits including a 401(k) match program at 100% of eligible employee contributions up to 4%, as well as similar retirement financial contributions in other countries in which we operate. In addition to base salary, Benchmark employees participate in a Quarterly Incentive Plan or Annual Incentive Plan that supports our organizational philosophy of allowing employees to share in the Company’s performance and success. These plans align employee efforts to achieve the Company’s strategic objectives through cash bonus payouts based primarily on performance results achieved against plan performance measures. Our executive compensation program is designed to attract, retain, and reward performance and align incentives with achievement of the Company’s strategic plan and both short- and long-term operating objectives. In accordance with our compensation philosophy established by the Human Capital and Compensation Committee and the Board, we believe our executive pay is well-aligned with performance, creating a positive relationship between our operational performance and shareholder returns. Benchmark utilizes equity grants as part of at-risk incentive compensation for Named Executive Officers using a combination of performance-based restricted stock units and time-based restricted stock units to align their compensation with the creation of shareholder value.

Our Chief Human Resources Officer, and other key leaders in our organization, update the Human Capital and Compensation Committee on our strategy for talent development and retention, including succession planning for key positions in the Company.

Health and Safety

The safety of our employees is also of paramount concern to us. We are committed to ensuring that proper working conditions exist for the safety of our employees, such as the implementation of 6S and visual management practices, developing, implementing and continuously improving our Occupational Health and Safety Management System, and providing appropriate education, reporting and controls. We engage our employees to participate in decision-making as part of our Occupational Health and Safety Management System to ensure that we are developing, implementing and continuously improving our health and safety ecosystem and performance to prevent injury and illness. In response to the COVID pandemic, we established a COVID Task Force, a cross-functional advisory team of Company leaders committed to promoting the health and safety of our employees in accordance with Centers for Disease Control and Prevention (CDC) guidelines and ensuring that our employees’ safety remains a constant focal point. The COVID Task Force promulgated policies, procedures, protocols and guidelines relating to symptom awareness and contact tracing, remote work requirements, effective hygiene practices, travel restrictions, temperature screening, visitor protocols, social distancing, facial mask requirements, enhanced cleaning protocols and decontamination procedures. Many of these protocols have evolved, with some becoming more permanent fixtures in our workplace and in the way we conduct certain aspects of our business.

As of December 31, 2022, we employed approximately 11,873 people, approximately 369 of whom were engaged in design and development engineering. Additionally, our contractor workforce included approximately 1,602 people. None of our domestic employees are represented by a labor union. In certain international locations, our employees are represented by labor unions and by works councils. Some European countries also often have mandatory legal provisions regarding terms of employment, severance compensation and other conditions of employment that are more restrictive than U.S. laws. We have never experienced a strike or similar work stoppage, and we believe that our employee and labor relations are strong.

Segments and International Operations

We have manufacturing facilities in the Americas (United States and Mexico), Asia (China, Malaysia and Thailand) and Europe (Netherlands and Romania) to serve our customers. Benchmark is operated and managed geographically, and management evaluates performance and allocates resources on a geographic basis. During 2022, 2021 and 2020, 61%, 55% and 52%, respectively, of our sales were from our international operations. See Note 13 to consolidated financial statements in Part II, Item 8 of this Report for segment and geographical information.

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

We periodically generate and temporarily handle limited amounts of materials that are considered hazardous waste under applicable law. We contract for the off-site disposal of these materials and have implemented a waste management program to address related regulatory issues. For additional information, see “Risk Factors—Compliance or the failure to comply with environmental and climate change regulations could cause us significant expense” in Part I, Item 1A of this Report.

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

Operational Risks

Our business, financial condition and results of operations have been and may continue to be adversely affected by the COVID pandemic, the extent of which is uncertain and difficult to predict. The widespread outbreak of any other health epidemics could also adversely affect our business, financial condition and results of operations.

Any outbreaks of contagious diseases, such as the global pandemic related to COVID, and other adverse public health developments, particularly in countries where we operate, could have a material and adverse effect on our business, financial condition and results of operations. The COVID outbreak resulted in government authorities around the world implementing numerous measures to try to reduce the spread of COVID, such as travel bans and restrictions, quarantines, “shelter-in-place,” “stay-at-home,” total lock-down orders, business limitations or shutdowns and similar orders. As a result, the COVID pandemic negatively impacted the global economy, disrupted global supply chains and workforce participation, and created significant volatility and disruption of financial markets. Since the initial outbreak, more contagious variants of COVID, such as the Omicron variant and its subvariants, have emerged and spread globally, which initially caused many governments and businesses to reimplement various measures, or impose new restrictions, in an effort to lessen the spread of COVID and its variants. While many of these restrictions have been lifted, uncertainty remains as to whether additional restrictions may be initiated or again reimplemented in response to surges in COVID cases. The lingering impact of the COVID pandemic continues to create significant volatility throughout the global economy, including supply chain constraints, labor supply issues and higher inflation. Accordingly, it is unclear at this point the full impact COVID and its variants will have on the global economy and on our Company.

As a result of the COVID pandemic, including the related responses from government authorities, the Company’s operations were impacted worldwide starting in the first quarter of 2020. For example, the Company’s facilities worldwide, to varying degrees, were affected in 2021 and 2020 by government enacted plant shut-downs, stay-at-home or shelter-in-place or similar restrictions, which resulted in reduced productivity levels throughout our facilities that negatively impacted our operations. Additionally, the Company experienced a challenging supply chain environment and labor constraints in 2020, and 2021, which continued throughout 2022, as well as increased direct costs, inflationary pressures and under absorption of fixed costs, due to the COVID pandemic. For additional information see “—COVID Pandemic Update” in Part II, Item 7 of this Report.

With continuing COVID outbreaks in some regions of the world and the possibility of new variants emerging, our business, financial condition and results of operations have been and may be further impacted in several ways, including, but not limited to, the following:

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
•
a breach of financial covenants contained in our credit agreement;
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

Any of the foregoing could adversely affect our business, financial condition and results of operations. The potential effects of COVID may also impact many of our other risk factors discussed in this Report. The exact extent of the impact of the COVID pandemic on our business, financial condition and results of operations will depend on future developments, which are highly uncertain, continuously evolving and cannot be predicted, including, but not limited to, the duration and spread of the COVID pandemic and its severity; the emergence and severity of its variants; the actions to contain the virus or treat its impact, including the availability and efficacy of vaccinations (particularly with respect to emerging strains of the virus) and the rate of inoculations; general economic factors, such as increased inflation; global supply chain constraints and shortages; labor supply issues; and how quickly and to what extent normal economic and operating conditions can resume, which may not return fully to pre-pandemic levels.

Shortages or price increases of components specified by our customers have delayed and are expected to continue delaying shipments and may adversely affect our profitability.

Substantially all of our sales are derived from manufacturing services in which we purchase components specified by our customers. Currently, supply shortages for components and commodity categories used in manufacturing have resulted in industry-wide shortages of electronic components and have curtailed production of assemblies, primarily as a result of the COVID pandemic, as well as labor and supply disruptions. In some instances, such component shortages have resulted in delayed shipments. Because of the continued increase in demand for surface mount components, we have experienced component shortages and longer lead times for certain components to occur. Also, we have and may continue to bear the risk of component price increases that occur between periodic re-pricings of products during the term of a customer contract. If shortages or delays in component products persist, the price of certain components may increase further, we may be exposed to quality issues, or the components may not be available at all. Further, we may not be able to secure enough components at reasonable prices or of acceptable quality to build products or provide services in a timely manner in the quantities needed or according to customer specifications. Accordingly, our business, cash flows, results of operations and financial condition could suffer if we lose time-sensitive sales, incur additional freight costs or are unable to pass on price increases to our customers due to such component shortages or delays.

We are dependent on the success of our customers and the markets in which they operate. When our customers or the markets in which they operate experience declines or grow at a significantly slower pace than anticipated, we may be adversely affected.

We are dependent on the continued growth, viability and financial stability of our customers. Our customers are OEMs of:

•
industrial equipment,
•
products for the A&D industries;
•
telecommunication equipment;
•
advanced computing systems and related products for business enterprises;
•
medical devices; and
•
semi-cap equipment.

These markets are subject to rapid technological change, vigorous competition, short product life cycles and consequent product obsolescence. When our customers are adversely affected by these factors, we may be similarly affected.

The loss of a major customer would adversely affect us.

A substantial percentage of our sales are made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. Further, developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on us. Sales to our ten largest customers represented 52%, 47% and 41% of our sales in 2022, 2021 and 2020, respectively.

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

Due in part to these factors, most of our customers do not commit to firm production schedules for more than one quarter in advance. Our inability to forecast the level of customer orders with certainty makes it difficult to schedule production and maximize utilization of manufacturing capacity. In the past, we have been required to increase staffing and other expenses, including component parts inventory, in order to meet the anticipated demand of our customers. Anticipated orders from many of our customers have, in the past, failed to materialize or delivery schedules have been deferred as a result of changes in our customers’ business needs, thereby adversely affecting our results of operations. On other occasions, our customers have required rapid increases in production, which have placed an excessive burden on our resources. Such customer order fluctuations and deferrals have had a material adverse effect on us in the past, and may again in the future. A business downturn resulting from any of these external factors could have a material adverse effect on our operating income.

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

We may encounter significant delays or defaults in payments owed to us by customers for products we have manufactured or components we have produced that are unique to particular customers.

We structure our agreements with customers to mitigate our risks related to obsolete or unsold inventory. However, enforcement of these contracts may result in material expense and delay in payment for inventory. If any of our significant customers become unable or unwilling to purchase such inventory, our business may be materially harmed.

Our international operations are subject to certain risks.

During 2022, 2021 and 2020, 61%, 55% and 52%, respectively, of our sales were from our international operations. These international operations are subject to a number of risks, including:

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
•
political and economic instability (including acts of terrorism, outbreaks of war, such as Russia’s invasion of Ukraine, and trade restrictions and tariffs), which could impact our ability to ship and/or receive product;
•
changes in foreign or domestic government policies, regulatory requirements and laws, which could impact our business;
•
longer customer payment cycles and difficulty collecting accounts receivable;
•
export controls, import duties, tariffs, and trade restrictions (including quotas and border taxes);
•
governmental restrictions on the transfer of funds;
•
risk of governmental expropriation of our property;
•
burdens of complying with a wide variety of foreign laws and labor practices, including various and changing minimum wage regulations;

•
high inflation and fluctuations in currency exchange rates, which could affect foreign taxes due, component costs, local payroll, utility and other expenses; and
•
inability to utilize net operating losses incurred by our foreign operations which would increase our overall effective tax rate.

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

Our business may be adversely impacted by climate change or natural disasters.

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

We compete against many providers of electronics manufacturing services. Some of our competitors have substantially greater financial, manufacturing or marketing resources than we do and have more geographically diversified international operations than we do. Our competitors include Celestica Inc., Flex Ltd., Jabil Inc., Kimball Electronics, Plexus Corporation and Sanmina Corporation. In addition, we may in the future encounter competition from other large electronic manufacturers that are selling, or may begin to sell, electronics manufacturing services.

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

U.S. privacy and data security laws apply to our various businesses. We also do business globally in countries that have more stringent data protection laws than those in the United States that may be inconsistent across jurisdictions and are subject to evolving and differing interpretations. Governments, privacy advocates and class action attorneys are increasingly scrutinizing how companies collect, process, use, store, share and transmit personal data. In Europe, the General Data Protection Regulation (GDPR) requires us to protect the privacy of certain personal data of European Union (EU) citizens. The California Consumer Privacy Act (CCPA), which went into effect January 1, 2020, has similar protections, and other states have passed similar legislation. While we have implemented processes and controls to comply with GDPR and CCPA requirements, we could incur significant fines, individual damages and reputational risks if our controls and processes are ineffective and we fail to comply.

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

Several countries where we operate allow for tax holidays or provide other tax incentives to attract and retain business. We have obtained holidays or other incentives where available. Our taxes could increase if certain tax holidays or incentives were retracted, or if they were not renewed upon expiration, such as the nonrenewal of our tax holiday in Malaysia that expired as of March 31, 2021, for which the Company applied for an extension in 2022, or tax rates applicable to us in such jurisdictions were otherwise increased. In addition, further acquisitions may cause our effective tax rate to increase. Given the scope of our international operations and our international tax arrangements, changes to the manner in which U.S. based multinational companies are taxed in the U.S. could have a material impact on our financial results and competitiveness.

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

Compliance or the failure to comply with environmental and climate change regulations could cause us significant expense.

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

In addition, as climate change concerns become more prevalent, the U.S. and foreign governments have sought to limit the effects of any such changes. This increasing governmental focus on climate change may result in new environmental regulations that may negatively affect us, our suppliers and our customers. This could cause us to incur additional direct costs or obligations in complying with any new environmental regulations and reporting requirements, as well as increased indirect costs resulting from our customers, suppliers or both incurring additional compliance costs that get passed on to us. These costs may adversely impact our operations and financial condition. Further, the cost of implementing our sustainability and/or Environmental, Social and Governance (“ESG”) initiatives, our ability to execute on our sustainability and/or ESG target and objectives as planned, the effectiveness and impact of intended actions, the impact of changing legislation, regulations and directives, and other factors, many of which are beyond the Company’s control, could cause the outcomes, results and achievement of our sustainability and/or ESG targets, goals, objectives, commitments and/or the implementation of our sustainability and/or ESG initiatives to differ materially than those expressed or implied by the Company. In addition, our adherence to certain reporting standards or mandated compliance to certain requirements could necessitate additional investments that could impact our profitability, including investments to meet new or enhanced requirements and/or stakeholder expectations to reduce or mitigate the effects of greenhouse gas emissions and transition to low-carbon alternatives, driven by policy and regulations, low-carbon technology advancement and shifting consumer sentiment and societal preferences.

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

We are increasingly dependent on digital technologies and services to conduct our business. We use these technologies for internal purposes, including data storage, processing and transmissions, as well as in our interactions with customers and suppliers. Examples of these digital technologies include ERP, shop floor control, test equipment, and other similar business applications, our global infrastructure and networks as well as external systems, analytics, automation, and cloud services. Digital technologies and services are subject to the risk of cyberattacks and, given the nature of such attacks, some incidents can remain undetected for a period of time despite our efforts to monitor, detect and respond to them in a timely manner. In particular, as discussed further below, our operations have been, and may in the future be, subject to ransomware or cyber-extortion attacks, which could significantly disrupt our operations. Generally, such attacks involve restricting access to computer systems or the restriction or theft of vital data including customer supplied data.

We monitor our systems for cyber threats and have processes in place to detect, mitigate and remediate vulnerabilities. Nevertheless, we have experienced cyberattacks and attempted breaches, including phishing emails and other targeted attacks. In the fourth quarter of fiscal 2019, a ransomware incident encrypted information on our systems and disrupted customer and employee access to our systems and services, which resulted in the Company incurring costs relating to this event, including to retain third party consultants and forensic experts to assist with the restoration and remediation of systems and, with the assistance of law enforcement, to investigate the attack, as well as increased expenditures for our information technology (IT) infrastructure, systems and network. This ransomware incident also adversely affected our operations and the Company’s fourth quarter 2019 revenue. See Note 18 to the consolidated financial statements in Part II, Item 8 of this Report for additional information.

Future cybersecurity incidents could result in the misappropriation of confidential information of the Company or that of its customers, employees, business partners or others; litigation and potential liability; enforcement actions and investigations by regulatory authorities; loss of customers and contracts; damage to the Company’s reputation and/or otherwise harm its business. We also expect to incur substantial costs in the future to satisfy customer requirements (including costs arising from the U.S. government’s Cybersecurity Maturity Model Certification program) and to mitigate against cybersecurity attacks as threats are expected to continue to become more persistent and sophisticated. If our systems for protecting against cybersecurity risks prove not to be sufficient, we could be adversely affected by, among other things: loss of or damage to intellectual property, proprietary or confidential information, or customer, supplier, or employee data; interruption of our business operations; and increased costs required to prevent, respond to, or mitigate cybersecurity attacks. These risks could harm our reputation and our relationships with customers, suppliers, employees and other third parties, and may result in claims against us. These risks could have a material adverse effect on our business, consolidated results of operations and consolidated financial condition.

Any delay in the upgrade of our information systems could disrupt our operations and cause unanticipated increases in our costs.

We are currently upgrading our IT infrastructure and ERP system, which we anticipate taking several years. Failure to complete the upgrade timely or at all could leave us with sites without the systems capability to flexibly support future customer requirements for manufacturing capabilities and data driven analytics, as well as result in unanticipated increases in costs.

Financial Risks

Our level of indebtedness may limit our flexibility in operating our business and reacting to changes in our business or industry, or prevent us from making payments on our debt or obtaining additional financing.

As of December 31, 2022, our total outstanding debt (excluding unamortized debt issuance costs and finance leases) was $326.3 million, all of which represented borrowings under our Credit Facility). Our level of indebtedness could have important consequences. For example, it could:

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

We have recorded intangible assets, including goodwill, in connection with business acquisitions. We are required to assess goodwill and intangible assets for impairment at least on an annual basis and whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. A significant and sustained decline in our market capitalization could result in material charges in future periods that could be adverse to our operating results and financial position. As of December 31, 2022, we had $192.1 million in goodwill and $58.2 million of identifiable intangible assets. See Note 1(i) to the consolidated financial statements in Part II, Item 8 of this Report.

We may be exposed to interest rate fluctuations.

We have exposure to interest rate risk on our outstanding borrowings under our variable rate credit agreement. These borrowings’ interest rates are based on the spread, at our option, over the Bloomberg Short-Term Bank Yield Index Rate (BSBY), the bank’s prime rate or the federal funds rate. We are also exposed to interest rate risk on our invested cash balances.

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
•
changes in cost and availability of labor and components, including due to recent labor and supply constraints and inflation;
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

Uncertainty over the erosion of global consumer confidence, geopolitical events, such as the Russian invasion of Ukraine, global pandemics, such as COVID, the availability and cost of credit, concerns about volatile energy costs, declining asset values, continued inflation, rising interest rates, and the stability and solvency of financial institutions, financial markets, businesses, and sovereign nations can slow global economic growth and result in recessionary conditions. Any of these potential negative economic conditions may reduce demand for our customers’ products and adversely affect our sales. Consequently, our past operating results, earnings and cash flows may not be indicative of our future operating results, earnings and cash flows.

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

Our success will continue to depend to a significant extent on our workforce and our key personnel.

We depend significantly on our executive officers and other key personnel. The unexpected loss of the services of any one of these executive officers or other key personnel, or the failure to attract and retain new personnel, could have an adverse effect on us. Our ability to attract, develop and retain sufficient qualified personnel may be adversely affected by a number of factors, including labor availability in one or more of our locations, labor law and practices or union activities, wage pressure and changing wage requirements, increasing healthcare costs, local competition, high employment rates and turnover. Moreover, inflationary or other general labor cost increases have become more pronounced due to current economic conditions and if we are unable to offset these labor cost increases through price increases, growth or operational efficiencies, these cost increases could have a material adverse impact on our operating results and cash flow.

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

The following chart summarizes the approximate square footage of our principal manufacturing facilities by country:

Location	Sq. Ft.
Americas
United States:
Alabama	200,000
Arizona	234,180
California	306,000
Minnesota	456,000
New Hampshire	153,000
Texas	45,000
Mexico	502,000
Asia
China	326,000
Malaysia	347,000
Thailand	756,000
Europe
Netherlands	159,000
Romania	143,000
Total	3,627,180

Our principal manufacturing facilities consist of 1.8 million square feet in facilities that we own, with the remaining 1.8 million square feet in leased facilities whose terms expire between 2023 and 2036. We currently lease our corporate headquarters in Tempe, Arizona. This lease consists of approximately 64,000 square feet. We lease other facilities with a total of 26,700 square feet dedicated to engineering, sales and procurement services.

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

The last reported sale price of our common shares on February 21, 2023, as reported by the New York Stock Exchange, was $24.25. There were approximately 500 record holders of our common shares as of February 21, 2023. Because many of our common shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Dividends

We began declaring and paying quarterly dividends of $0.15 per share during the first quarter of 2018. In the first quarter of 2020, we increased the quarterly dividend from $0.15 to $0.16 per share and in the second quarter of 2021, we increased the quarterly dividend from $0.16 to $0.165 per share. During 2022, cash dividends paid totaled $23.2 million. The Board of Directors currently intends to continue paying quarterly dividends. However, the Company’s future dividend policy is subject to its compliance with applicable law, and depending on, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in our debt agreements, and other factors that the Board of Directors may deem relevant, including the impact of the COVID pandemic. Dividend payments are not mandatory or guaranteed; there can be no assurance that we will continue to pay a dividend in the future.

Issuer Purchases of Equity Securities

The following table provides information about the Company’s repurchase of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the quarter ending December 31, 2022.

(d)
Maximum
Number (or
			(c)	Approximate
			Total Number of	Dollar Value)
			Shares (or Units)	of Shares (or
	(a)		Purchased as	Units) that
	Total Number of	(b)	Part of Publicly	May Yet Be Purchased
	Shares (or	Average Price	Announced	Under the
	Units)	Paid per Share	Plans or	Plans or
Period	Purchased	(or Unit)	Programs	Programs(1)
October 1 to 31, 2022	—	$—	—	$154.6 million
November 1 to 30, 2022	—	—	—	$154.6 million
December 1 to 31, 2022	—	—	—	$154.6 million
Total	—	$—	—

(1)On October 30, 2018, the Company announced that the Board of Directors authorized the repurchase of $100 million of the Company’s common stock in addition to the $250 million previously announced on March 7, 2018. On February 24, 2020, the Company announced that the Board of Directors authorized the repurchase of an additional $150 million of the Company’s common stock. Net of shares repurchased to date, the total remaining authorization as of December 31, 2022 is 154.6 million. Stock purchases may be made in the open market, in privately negotiated transactions or block transactions, at the discretion of the Company’s management and as market conditions warrant. Purchases are funded from available cash and may be commenced, suspended or discontinued at any time without prior notice. Shares of stock repurchased under the program are retired.

During 2022, the Company repurchased a total of 0.4 million common shares for an aggregate of $9.4 million at an average price of $24.96 per share. Since 2018, the Company has repurchased a total of 15.7 million common shares for an aggregate of $408.5 million at an average price of $26.06 per share.

Performance Graph

The following graph compares the cumulative total shareholder return on our common shares for the five‑year period commencing December 31, 2017 and ending December 31, 2022, with the cumulative total return of the Standard & Poor’s 500 Stock Index (which does not include Benchmark), and the Peer Group Index, which is composed of Celestica Inc., Flex Ltd., Jabil Inc., Plexus Corp and

Sanmina Corporation. The graph assumes that $100 was invested on December 31, 2017 in our common shares and in each of the two indices, and that dividends, if any, were reinvested.

	Dec-17	Dec-18	Dec-19	Dec-20	Dec-21	Dec-22
Benchmark Electronics, Inc.	$100.00	$72.30	$118.08	$92.82	$93.13	$91.72
Peer Group	$100.00	$65.93	$104.57	$123.52	$126.24	$162.42
S&P 500	$100.00	$92.97	$120.84	$140.49	$178.27	$143.61

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

For further discussion and analysis regarding our financial condition and results of operations for the year ended December 31, 2021 as compared to the year ended December 31, 2020, refer to Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on February 25, 2022.

COVID Pandemic Update

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

The COVID pandemic continued to affect the Company’s operations into 2022. While end market demand continued to grow as more customers recovered from the pandemic, we continued to see component supply chain constraints across all commodity categories which constrained our ability to produce the full demand forecasts we received from customers. See "2022 Overview" below and "Risk Factors-Shortages or price increases of components specified by our customers have delayed and are expected to continue delaying shipments and may adversely affect our profitability" in Part I, Item 1A of this Report for additional information.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in the United States in response to the COVID pandemic. Among other things, the CARES Act allowed employers to use employee retention tax credits to be taken in U.S. payroll tax filings and allowed for the deferral of the employer portion of social security taxes with 50% to be paid at the end of calendar years 2021 and 2022, respectively. Accordingly, the Company deferred the payment of the employer portion of social security taxes for the year ended December 31, 2020 until the end of 2021 and 2022, respectively. During December 2021, the Company paid approximately 50% of the social security taxes previously deferred and the remaining amount was paid in December 2022. The Company has also determined it was entitled to employee retention credits and filed for the credits in the second quarter 2020 payroll tax reports pursuant to the guidance provided by the Internal Revenue Service. The amount of credits has been recorded in operating expenses for the year ended December 31, 2020. The Company has determined that it is not eligible for employee retention tax credits as of December 31, 2021, and the deferral of the employer portion of social security taxes is not available for 2021. We have not received the retention credits from the Internal Revenue Service that we applied for during second quarter of 2020. The Internal Revenue Service has had some delays in processing the filings for the tax refunds.

As before, the exact extent of the impact of the COVID pandemic on our business, financial condition and results of operations, is currently unknown and will depend on future developments, which are highly uncertain, continuously evolving and cannot be predicted. This includes, but is not limited to, the duration and spread of the COVID pandemic and its severity; the emergence and severity of new variants, the actions to contain the virus or treat its impact, including the availability and efficacy of vaccinations (particularly with respect to emerging strains of the virus) and the rate of inoculations; general economic factors, such as increased inflation; global supply chain constraints and shortages; labor supply issues; and how quickly and to what extent normal economic and operating conditions can resume, which may not return fully to pre-pandemic levels.

Accordingly, our current results and financial condition discussed herein may not be indicative of future operating results and trends. See “Risk Factors” in Part I, Item 1A of this Report for additional risks we face due to the COVID pandemic.

2022 OVERVIEW

Sales for 2022 were $2,886.3 million, a 28% increase from sales of $2,255.3 million in 2020. During 2022, sales to customers in our various industry sectors fluctuated from 2021 as follows:

•
Industrials increased by 39%,
•
A&D decreased by 9%
•
Medical increased by 28%,
•
Semi-cap increased by 31%,

•
Advanced Computing increased by 56%, and
•
Next Generation Communications increased by 36%.

The overall revenue increase was due to strength in Next Generation Communications, Advanced Computing, Industrials, Medical and Semi-Cap sectors (as discussed below).

Our sales depend on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, the availability of electronic component supply, or the failure of a major customer to pay for components or services, including in each case as a result of the COVID pandemic, have adversely affected us by not fulfilling our total customer demand. A substantial percentage of our sales are made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. Sales to our ten largest customers represented 52% and 47% of our total sales in 2022 and 2021, respectively. Sales to Applied Materials represented 15% and 16% of our total sales in 2022 and 2021, respectively. Lead times continue to be elongated, and components still are being placed on allocation by suppliers. Additionally, there continues to be pushouts of previously committed component orders and timing restrictions across the component suppliers. These last-minute allocations created inefficiencies in our operations and contributed to the sequential increase in inventory.

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

We have undertaken initiatives to restructure our business operations with the intention of improving utilization and reducing costs. During 2022, we recognized $5.7 million of restructuring and other costs due in part to expenses associated with various site closures and restructuring activities.

During 2021, the Company made the decision to no longer continue certain manufacturing capabilities in the Americas. In connection with that decision, the Company assessed the facility and equipment assets used in those manufacturing capabilities using valuation information from third parties and recorded $4.4 million of impairment charges as a result of that assessment. The asset impairment charges are included in the restructuring charges and other costs line item on the consolidated statements of income as of December 31, 2021. During 2022, the Company completed the sale of the equipment for $1.3 million and recorded a loss on assets held for sale of $2.0 million included in the restructuring charges and other costs line item on the consolidated statements of income. Additionally, during the year ended December 31, 2022, the Company completed the sale of a building in Angleton, Texas for $4.3 million and recorded a gain on assets held for sale of $2.4 million included in the restructuring charges and other costs line item on the consolidated statements of income. Additionally, during the year ended December 31, 2022, the Company agreed to $3.3 million in legal settlements. See Note 17 to the consolidated financial statements in Part II, Item 8 of this Report for additional information on our restructuring charges.

RESULTS OF OPERATIONS

The following table presents the percentage relationship that certain items in our consolidated statements of income bear to sales for the periods indicated. The financial information and the discussion below should be read in conjunction with the consolidated financial statements and Notes thereto in Part II, Item 8 of this Report.

	Year Ended December 31,
	2022	2021
Sales	100.0%	100.0%
Cost of sales	91.2	90.9
Gross profit	8.8	9.1
Selling, general and administrative expenses	5.2	6.1
Amortization of intangible assets	0.2	0.3
Restructuring charges and other costs	0.3	0.6
Ransomware related incident costs (recovery), net	—	(0.2)
Income from operations	3.1	2.4
Other expense, net	(0.1)	(0.3)
Income before income taxes	3.0	2.0
Income tax expense	0.6	0.4
Net income	2.4%	1.6%

2022 Compared With 2021

Sales

As noted above, sales increased 28% in 2022. The percentages of our sales by sector were as follows:

	2022	2021
Industrials	21%	20%
A&D	12	15
Medical	21	20
Semi-Cap	25	26
Advanced Computing	10	9
Next Generation Communications	11	10
Total	100%	100%

Industrials. 2022 sales increased 39% to $593.6 million from $428.4 million in 2021 primarily due to continued demand improvements from energy-related control systems and building infrastructure programs.

Aerospace and Defense. 2022 sales decreased 9% to $347.6 million from $381.7 million in 2021 primarily due to market constraints, even as end-demand continued to improve throughout the year.

Medical. 2022 sales increased 28% to $592.9 million from $461.8 million in 2021 primarily due to growth with existing customers and new program ramps.

Semiconductor Capital Equipment. 2022 sales increased 31% to $722.1 million from $549.3 million in 2021 primarily due to increased demand for wafer fab subsystems across our customer base.

Advanced Computing. 2022 sales increased 56% to $310.5 million from $199.4 million in 2021 primarily due to the planned ramp and execution of high-performance computing programs.

Next Generation Communications. 2022 sales increased 36% to $319.6 million from $234.6 million in 2021 primarily due to new program ramps and continued strength in broadband infrastructure programs.

Our international operations are subject to the risks of doing business abroad. See Part I, Item 1A of this Report for risk factors pertaining to international sales, fluctuations in foreign currency exchange rates and a discussion of potential adverse effects in operating results associated with the risks of doing business abroad. During 2022 and 2021, 61% and 55%, respectively, of our sales were from international operations.

	Year Ended December 31,
(in thousands)	2022	2021
Net sales:
Americas	$1,475,929	$1,203,544
Asia	1,251,475	912,560
Europe	284,103	228,834
Elimination of intersegment sales:	(125,176)	(89,619)
Total net sales	$2,886,331	$2,255,319

Americas. 2022 sales increased 23% to $1,475.9 million from $1,203.5 million in 2021. The increase was primarily due to increasing demand with existing customers and new program ramps with existing and new customers.

Asia. 2022 sales increased 37% to $1,251.5 million from $912.6 million in 2021. The increase was primarily due to increasing demand with existing customers, production ramps of new programs for existing customers and new customer program ramps.

Europe. 2022 sales increased 24% to $284.1 million from $228.8 million in 2021. The increases were primarily due to increasing demand with existing customers and new customer program ramps.

Gross Profit

Gross profit increased 23.9% to $255.2 million in 2022 from $205.9 million in 2021 primarily due to higher revenues, mix of revenues and improved absorption of fixed and variable manufacturing costs. Gross profit margin decreased to 8.8% in 2022 from 9.1% in 2021 primarily due to higher supply chain premiums.

Operating Income

2022 operating income increased 70% to $90.1 million from $53.1 million in 2021. The increase was primarily due to an increase in revenue and respective gross profit partially offset by an increase in selling, general and administrative (SG&A) expenses.

Operating income by reportable segment was as follows:

	Year Ended December 31,
(in thousands)	2022	2021
Operating income:
Americas	$55,202	$45,807
Asia	134,649	90,725
Europe	16,889	11,054
Corporate and other costs	(116,671)	(94,524)
Total operating income	$90,069	$53,062

Americas. 2022 operating income increased 21% to $55.2 million from $45.8 million in 2021. The increase was primarily due to higher revenue.

Asia. 2022 operating income increased 48% to $134.6 million from $90.7 million in 2021. The increase was primarily due to higher revenue and improved productivity in labor.

Europe. 2022 operating income increased 53% to $16.9 million from $11.1 million in 2021. The increase was primarily due to higher revenue.

Selling, General and Administrative (SG&A) Expenses

SG&A increased to $150.2 million in 2022 from $136.7 million in 2021. The increase was primarily due to the increase in variable compensation, continued investment in our IT environment and medical expenses.

Amortization of Intangible Assets

Amortization of intangible assets was $6.4 million in both 2022 and 2021.

Restructuring Charges and Other Costs

During 2022, we recognized $5.7 million of restructuring and other costs due primarily to expenses associated with announced site closures, reduction in force and other restructuring activities primarily in the Americas. During 2021, we recognized $9.3 million of restructuring and other costs due primarily to expenses associated with announced site closures, reduction in force and other restructuring activities primarily in the Americas.

During 2021, the Company made the decision to no longer continue certain manufacturing capabilities in the Americas. In connection with that decision, the Company assessed the facility and equipment assets used in those manufacturing capabilities using valuation information from third parties and recorded $4.4 million of impairment charges as a result of that assessment. The asset impairment charges are included in the restructuring charges and other costs line item on the consolidated statements of income as of December 31, 2021. During 2022, the Company completed the sale of the equipment for $1.3 million and recorded a loss on assets held for sale of $2.0 million included in the restructuring charges and other costs line item on the consolidated statements of income. Additionally, during the year ended December 31, 2022, the Company completed the sale of a building in Angleton, Texas for $4.3 million and recorded a gain on assets held for sale of $2.4 million included in the restructuring charges and other costs line item on the consolidated statements of income. Additionally, during the year ended December 31, 2022, the Company agreed to $3.3 million in legal settlements. See Note 17 to the consolidated financial statements in Part II, Item 8 of this Report for additional information on our restructuring charges.

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

Interest Expense

Interest expense increased to $12.9 million in 2022 from $8.5 million in 2021 primarily due to additional borrowings to support our growth as well as the higher interest rate environment.

Interest Income

Interest income increased to $1.7 million in 2022 from $0.5 million in 2021 primarily due to higher interest rates.

Other Income (Expense)

Other income (expense) increased to $5.4 million in 2022 from $0.3 million in 2021 primarily due to gains on litigation settlements partially offset by foreign exchange losses.

Income Tax Expense

Income tax expense of $16.1 million in 2022 represented a 19.1% effective tax rate for 2022, compared with $9.6 million for 2021 representing an effective tax rate of 21.2%. The higher effective tax rate in 2021 is the result of the mix of profits in our foreign and U.S. jurisdictions.

The Company has been granted certain tax incentives, including tax holidays, for its subsidiaries in China, Malaysia, and Thailand that expire at various dates, unless extended or otherwise renegotiated and are subject to certain conditions with which the Company expects to comply. The expiration dates of these tax incentives are as follows: 2023 in China and 2030 in Thailand. The Malaysia tax incentive expired as of March 31, 2021, but the Company has applied for an extension of the Malaysia tax holiday in 2022 which will extend the tax holiday for another five years until 2026. See Note 8 to the consolidated financial statements in Part II, Item 8 of this Report.

Net Income

We reported a net income of $68.2 million, or $1.91 per diluted share for 2022, compared with a net income of $35.8 million, or $0.99 per diluted share, for 2021. The net increase of $32.4 million in 2022 is primarily the result of items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our organic growth and operations through funds generated from operations and occasional borrowings under our Credit Agreement (as defined below). Cash and cash equivalents and restricted cash totaled $207.4 million at December 31, 2022 and $271.7 million at December 31, 2021. During 2022 and 2021, we repatriated $20.0 million and $35.0 million, respectively, of foreign earnings to the U.S.

Cash used in operating activities was $177.5 million in 2022. The cash used in operations during 2022 consisted primarily of $68.2 million of net income, adjusted for $44.3 million of depreciation and amortization, and an increase in advance payments from customers of $79.8 million, primarily offset by a $206.2 million increase in inventory, a $136.5 million increase in accounts receivable, a $28.4 million increase in contract assets, a $16.7 million decrease in accounts payable, a $6.3 million decrease in accrued liabilities, and a $6.5 million increase in prepaid expenses and other assets. Working capital was $0.9 billion at December 31, 2022 and $0.7 billion at December 31, 2021.

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

Cash used in investing activities was $41.2 million in 2022 primarily due to purchases of additional property, plant and equipment of $43.4 million and additions to purchased software of $3.4 million, partially offset by proceeds from the sale of assets held for sale of $5.4 million. The purchases of property, plant and equipment were primarily for machinery and equipment in the Americas and Asia.

Cash provided by financing activities was $159.2 million in 2022. Borrowings under the Credit Agreement totaled $828.0 million and we received $0.7 million from the exercise of stock options, partially offset by principal payments on our Credit Agreement of $633.0 million, finance lease obligations of $0.2 million, share repurchases of $9.4 million and dividends paid of $23.2 million.

On December 21, 2021, the Company amended and restated the Company’s prior $650 million credit agreement by entering into a $381 million amended and restated credit agreement (the Amended and Restated Credit Agreement). Under the terms of the Amended and Restated Credit Agreement, in addition to the $131.3 million Term Loan facility, we have a $250.0 million five-year revolving credit facility to be used for general corporate purposes, both with a maturity date of December 21, 2026. On May 20, 2022, the Company entered into Amendment No. 1 (the Amendment) to the Amended and Restated Credit Agreement (as amended, the Credit Agreement). The Amendment, among other things, increased the revolving credit facility commitments from $250 million to $450 million. The Credit Agreement includes an accordion feature pursuant to which the Company is permitted to add one or more incremental term loans and/or increase commitments under the revolving credit facility in an aggregate amount of $100 million or a higher amount, subject to the satisfaction of certain conditions and exceptions. As of December 31, 2022, we had $131.3 million in borrowings outstanding under the term loan facility and $195.0 million outstanding and $3.9 million in letters of credit outstanding under our revolving credit facility. As of December 31, 2022, $251.1 million remains available for future borrowings under the revolving credit facility. See Note 5 to the consolidated financial statements in Part II, Item 8 of this Report for more information regarding the terms of the Credit Agreement.

The Credit Agreement contains certain financial covenants related to interest coverage and debt leverage, and certain customary affirmative and negative covenants, including restrictions on our ability to incur additional debt and liens, pay dividends, repurchase shares, sell assets and merge or consolidate with other persons. Amounts due under the Credit Agreement could be accelerated upon specified events of default, including a failure to pay amounts due, breach of a covenant, material inaccuracy of a representation, or occurrence of bankruptcy or insolvency, subject, in some cases, to cure periods. As of December 31, 2022, we were in compliance with all of these covenants and restrictions.

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

As of December 31, 2022, we had cash and cash equivalents, including restricted cash, totaling $207.4 million and $251.1 million available for borrowings under the Credit Agreement. During the next 12 months, we believe our capital expenditures will approximate $60 million to $70 million, principally for machinery and equipment to help increase our production capacity to support anticipated revenue growth and our ongoing business around the globe.

On March 6, 2018, our Board of Directors approved an expanded stock repurchase program granting us the authority to repurchase up to $250 million in shares of common stock in addition to the $100 million approved on December 7, 2015. On February 19, 2020 and October 26, 2018, the Board of Directors authorized the repurchase of an additional $150 million and $100 million, respectively, of shares of the Company’s common stock. As of December 31, 2022, we had $154.6 million remaining under the share repurchase authorization to purchase additional shares. We are under no commitment or obligation to repurchase any particular amount of common stock.

The Company began declaring and paying quarterly dividends during the first quarter of 2018. In February 2020, the Board of Directors approved a quarterly dividend increase, raising the quarterly dividend from $0.15 to $0.16 per common share. In May 2021, the Board of Directors approved another quarterly dividend increase, raising the quarterly dividend from $0.16 to $0.165 per common share. During 2022 and 2021, cash dividends paid totaled $23.2 million and $23.3 million, respectively. On December 12, 2022, the Company declared a quarterly cash dividend of $0.165 per share of the Company’s common stock to shareholders of record as of December 30, 2022. The dividend of $5.8 million was paid on January 13, 2023. The Board of Directors currently intends to continue paying quarterly dividends. However, the Company’s future dividend policy is subject to the Company’s compliance with applicable law, and depending on, among other things, the Company’s results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in the Company’s debt agreements, and other factors that the Board of Directors may deem relevant. Dividend payments are not mandatory or guaranteed; there can be no assurance that the Company will continue to pay a dividend in the future.

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

Income Taxes

We estimate our income tax provision in each of the jurisdictions where we operate, including estimating exposures related to uncertain tax positions. We must also make judgments regarding the ability to realize our deferred tax assets. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. Our valuation allowance as of December 31, 2022 of $18.7 million relates to deferred tax assets from our foreign locations.

Differences in our future operating results as compared to the estimates utilized in the determination of the valuation allowances could result in adjustments in valuation allowances in future periods. For example, a significant increase in our operations in our foreign locations, future accretive acquisitions in our foreign locations, would result in a reduction in the valuation allowance and would increase income in the period such determination was made. Alternatively, significant economic downturns in the United States or foreign locations generating additional operating loss carryforwards could possibly result in an increase in any valuation allowance and would decrease income in the period such determination was made.

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

Goodwill is tested for impairment on an annual basis, at a minimum, and whenever events and circumstances indicate that the carrying amount may be impaired. Circumstances that may lead to impairment include unforeseen decreases in future performance or industry demand or the restructuring of our operations as a result of a change in our business strategy. We perform a qualitative assessment to determine if goodwill is potentially impaired. If the qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if we elect not to perform a qualitative assessment, then we would be required to perform a quantitative impairment test for goodwill. This process involves determining the fair values of the reporting units and comparing those fair values to the carrying values, including goodwill, of the reporting unit. An impairment loss would be recognized to the extent that the carrying amount exceeds the asset’s fair value. For purposes of performing our goodwill impairment assessment, our reporting units are the same as our operating segments as defined in Note 13 to the consolidated financial statements in Part II, Item 8 of this Report. As of December 31, 2022 and 2021, we had goodwill of approximately $192.1 million, respectively, associated with our Americas and Asia business segments.

Based on our qualitative assessments of goodwill as of December 31, 2022, 2021 and 2020, we concluded that it was more likely than not that the fair value of our Americas and Asia business segments were greater than their carrying amounts, and therefore no further testing was required.

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

CONTRACTUAL OBLIGATIONS

We have certain contractual obligations that extend beyond 2023 under lease obligations and debt arrangements. Non-cancellable purchase commitments do not typically extend beyond normal lead-times of 4 to 20 weeks; however, some electronic component manufacturers now have lead-times in excess of 52 weeks. These select long lead-time manufacturers of semiconductors and electronics components seeking to prevent customers from over-ordering quantities beyond their true demand, are now requiring all new purchase orders to have non-cancellable, non-returnable (NCNR) purchase order terms. Most purchase orders beyond this time frame are normally cancelable; however, more manufacturers in the current constrained environment are looking to limit their liability and adding NCNR terms. We do not use off-balance sheet financing techniques other than traditional operating leases, and we have not guaranteed the obligations of any entity that is not one of our wholly owned subsidiaries.

A summary of our operating lease obligations as of December 31, 2022 can be found in Note 6 to the consolidated financial statements in Part II, Item 8 of this Report.

A summary of our long-term debt obligations as of December 31, 2022 can be found in Note 5 to the consolidated financial statements in Part II, Item 8 of this Report.

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

We transact business in various foreign countries and are subject to foreign currency fluctuation risks. We use natural hedging and forward contracts to economically hedge transactional exposure primarily associated with trade accounts receivable, other receivables and trade accounts payable that are denominated in a currency other than the functional currency of the respective operating entity. We do not use derivative financial instruments for speculative purposes. Certain forward currency exchange contracts in place as of December 31, 2022 have not been designated as accounting hedges and, therefore, changes in fair value are recorded within our consolidated statements of income.

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

We are also exposed to interest rate risk on borrowings under our Credit Agreement. As of December 31, 2022, we had $131.3 million outstanding on the floating rate Term Loan facility, and we have an interest rate swap agreement with a notional amount of $121.9 million. Under this swap agreement, we receive variable rate interest rate payments and pay fixed rate interest payments. The effect of this swap is to convert our floating rate interest expense to fixed interest rate expense. The interest rate swap is designated as a cash flow hedge.

For additional information, see Note 10 to the Notes to consolidated financial statements in Part II, Item 8 of this Report.

Item 8. Financial Statements and Supplementary Data.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,	December 31,
(in thousands, except par value)	2022	2021
Assets
Current assets:
Cash and cash equivalents	$207,430	$271,749
Accounts receivable, net of allowance for doubtful accounts of $514 and $788, respectively	491,957	355,883
Contract assets	183,613	155,243
Inventories	727,749	523,240
Prepaid expenses and other assets	41,392	41,688
Income taxes receivable	8	341
Total current assets	1,652,149	1,348,144
Property, plant and equipment, net	211,478	186,666
Operating lease right-of-use assets	93,081	99,158
Goodwill	192,116	192,116
Deferred income taxes	12,235	5,972
Other assets, net	66,272	71,824
	$2,227,331	$1,903,880
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$4,275	$985
Accounts payable	424,272	426,555
Advance payments from customers	197,937	118,124
Income taxes payable	12,236	6,164
Accrued liabilities	110,416	102,554
Total current liabilities	749,136	654,382
Long-term debt, less current installments	320,675	129,289
Operating lease liabilities	86,687	90,878
Other long-term liabilities	43,922	55,445
Deferred income taxes	495	84
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.10 par value; 5,000 shares authorized, none issued	—	—
Common stock, $0.10 par value; 145,000 shares authorized; issued and outstanding – 35,164 and 35,213, respectively	3,516	3,521
Additional paid-in capital	519,238	507,447
Retained earnings	519,895	479,992
Accumulated other comprehensive loss	(16,233)	(17,158)
Total shareholders’ equity	1,026,416	973,802
	$2,227,331	$1,903,880

See accompanying notes to consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

	Year Ended December 31,
(in thousands, except per share data)	2022	2021	2020
Sales	$2,886,331	$2,255,319	$2,053,131
Cost of sales	2,631,096	2,049,418	1,878,083
Gross profit	255,235	205,901	175,048
Selling, general and administrative expenses	150,215	136,700	122,195
Amortization of intangible assets	6,384	6,384	9,099
Restructuring charges and other costs	8,567	13,699	19,970
Ransomware related incident costs (recovery), net	—	(3,944)	(1,350)
Income from operations	90,069	53,062	25,134
Interest expense	(12,894)	(8,472)	(8,364)
Interest income	1,730	540	1,196
Other income (expense)	5,437	277	(673)
Income before income taxes	84,342	45,407	17,293
Income tax expense	16,113	9,637	3,238
Net income	$68,229	$35,770	$14,055
Earnings per share:
Basic	$1.94	$1.00	$0.38
Diluted	$1.91	$0.99	$0.38
Weighted-average number of shares outstanding:
Basic	35,179	35,655	36,524
Diluted	35,718	36,101	36,817

See accompanying notes to consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(in thousands)	2022	2021	2020
Net income	$68,229	$35,770	$14,055
Other comprehensive income (loss):
Foreign currency translation adjustments	(3,148)	(4,354)	4,050
Unrealized gain (loss) on derivatives, net of tax	4,160	3,370	(3,142)
Other	(87)	477	(800)
Other comprehensive income (loss)	925	(507)	108
Comprehensive income	$69,154	$35,263	$14,163

See accompanying notes to consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(in thousands)	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balances, December 31, 2019	36,957	$3,696	$512,019	$515,876	$(16,759)	$1,014,832
Stock-based compensation expense	—	—	10,398	—	—	10,398
Shares repurchased and retired	(964)	(97)	(10,704)	(14,419)	—	(25,220)
Stock options exercised	55	5	953	—	—	958
Vesting of restricted stock units	336	34	(34)	—	—	—
Shares withheld for taxes	(89)	(9)	(2,227)	—	—	(2,236)
Dividends declared	—	—	—	(23,307)	—	(23,307)
Net income	—	—	—	14,055	—	14,055
Other comprehensive income	—	—	—	—	108	108
Balances, December 31, 2020	36,295	$3,629	$510,405	$492,205	$(16,651)	$989,588
Stock-based compensation expense	—	—	15,262	—	—	15,262
Shares repurchased and retired	(1,380)	(138)	(15,362)	(24,716)	—	(40,216)
Stock options exercised	30	3	343	—	—	346
Vesting of restricted stock units	377	38	(38)	—	—	—
Shares withheld for taxes	(109)	(11)	(3,163)	—	—	(3,174)
Dividends declared	—	—	—	(23,267)	—	(23,267)
Net income	—	—	—	35,770	—	35,770
Other comprehensive loss	—	—	—	—	(507)	(507)
Balances, December 31, 2021	35,213	$3,521	$507,447	$479,992	$(17,158)	$973,802
Stock-based compensation expense	—	—	18,485	—	—	18,485
Shares repurchased and retired	(376)	(37)	(4,177)	(5,177)	—	(9,391)
Stock options exercised	45	4	712	—	—	716
Vesting of restricted stock units	407	41	(41)	—	—	—
Shares withheld for taxes	(125)	(13)	(3,188)	—	—	(3,201)
Dividends declared	—	—	—	(23,149)	—	(23,149)
Net income	—	—	—	68,229	—	68,229
Other comprehensive income	—	—	—	—	925	925
Balances, December 31, 2022	35,164	$3,516	$519,238	$519,895	$(16,233)	$1,026,416

See accompanying notes to consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2022	2021	2020
Cash flows from operating activities:
Net income	$68,229	$35,770	$14,055
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	33,339	35,003	37,739
Amortization	10,913	9,149	11,053
Provision for doubtful accounts	489	—	2,160
Deferred income taxes	(7,248)	(6,883)	(7,312)
Asset impairments	—	4,357	6,950
Loss (gain) on the sale of property, plant and equipment	(289)	148	(155)
Gain on assets held for sale	(393)	—	—
Stock-based compensation expense	18,485	15,262	10,398
Changes in operating assets and liabilities:
Accounts receivable	(136,455)	(46,967)	13,586
Contract assets	(28,370)	(12,464)	18,282
Inventories	(206,247)	(197,867)	(10,799)
Prepaid expenses and other assets	(6,467)	(12,201)	4,080
Accounts payable	(16,656)	139,952	(15,553)
Advance payments from customers	79,813	34,002	46,611
Accrued liabilities	6,303	(508)	(9,826)
Operating leases	441	(167)	724
Income taxes	6,646	792	(1,555)
Net cash (used in) provided by operations	(177,467)	(2,622)	120,438
Cash flows from investing activities:
Additions to property, plant and equipment	(43,357)	(38,794)	(34,584)
Proceeds from the sale of property, plant and equipment	321	239	368
Proceeds from the sale of assets held for sale	5,372	—	—
Additions to purchased software	(3,417)	(3,383)	(4,935)
Cash received from business divestitures	—	—	4,714
Other	(93)	63	54
Net cash used in investing activities	(41,174)	(41,875)	(34,383)
Cash flows from financing activities:
Debt issuance costs	(574)	(1,150)	—
Proceeds from stock options exercised	716	346	958
Employee taxes paid for with shares withheld	(3,201)	(3,174)	(2,236)
Dividends paid	(23,156)	(23,260)	(23,041)
Borrowings under credit agreement	828,000	150,000	110,000
Borrowings under finance leases	—	—	864
Principal payments on credit agreement	(633,000)	(155,625)	(117,500)
Principal payments on finance leases	(165)	(873)	(1,351)
Share repurchases	(9,391)	(40,216)	(25,220)
Net cash provided by (used in) financing activities	159,229	(73,952)	(57,526)
Effect of exchange rate changes	(4,907)	(5,792)	3,505
Net (decrease) increase in cash and cash equivalents and restricted cash	(64,319)	(124,241)	32,034
Cash and cash equivalents and restricted cash at beginning of year	271,749	395,990	363,956
Cash and cash equivalents and restricted cash at end of year	$207,430	$271,749	$395,990

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share data, unless otherwise noted)

Note 1—Summary of Significant Accounting Policies

(a) Business

Benchmark Electronics, Inc. (the Company) is a Texas corporation that provides advanced manufacturing services, which includes design and engineering services and technology solutions. From initial product concept to volume production, including direct order fulfillment and aftermarket services, the Company has been providing integrated services and solutions to original equipment manufacturers (OEMs) since 1979. The Company serves the following industries: aerospace and defense (A&D), medical technologies, complex industrials, semiconductor capital equipment (semi-cap), next-generation communications and advanced computing. The Company has manufacturing operations located in the United States and Mexico (the Americas), Asia and Europe.

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

(c) Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid debt instruments with an original maturity at the date of purchase of three months or less to be cash equivalents. Cash equivalents of $88.9 million and $76.2 million at December 31, 2022 and 2021, respectively, consisted primarily of money-market funds and time deposits with an initial term of less than three months. Restricted cash represents cash received from customers to settle invoices sold under accounts receivable purchase agreements that is contractually required to be set aside until the cash is remitted to the purchaser.

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

The following table summarizes the activity in the Company’s allowance for doubtful accounts during 2022, 2021 and 2020:

	Balance at			Balance at
	Beginning	Charges to		End of
(in thousands)	of Period	Operations	Deductions	Period
Year ended December 31, 2022:
Allowance for doubtful accounts(1)	$788	489	(763)	$514
Year ended December 31, 2021:
Allowance for doubtful accounts(1)	$1,371	—	(583)	$788
Year ended December 31, 2020:
Allowance for doubtful accounts(1)	$10,085	2,160	(10,874)	$1,371

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

Goodwill is tested for impairment on an annual basis, during the fourth quarter, and whenever events and changes in circumstances suggest that the carrying amount may be impaired. Circumstances that may lead to the impairment of goodwill include unforeseen decreases in future performance or industry demand or the restructuring of our operations as a result of a change in our business strategy. A qualitative assessment is allowed to determine if goodwill is potentially impaired. Based on this qualitative assessment, if the Company determines that it is more likely than not that the reporting unit’s fair value is less than its carrying value, then it performs a quantitative assessment, otherwise no further analysis is required. In connection with its annual qualitative goodwill impairment assessments as of December 31, 2022, 2021 and 2020, the Company concluded that goodwill was not impaired.

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

The following table sets forth the calculation of basic and diluted earnings per share.

	Year Ended December 31,
(in thousands, except per share data)	2022	2021	2020
Net income	$68,229	$35,770	$14,055
Denominator for basic earnings per share – weighted-average number of common shares outstanding during the period	35,179	35,655	36,524
Incremental common shares attributable to exercise of dilutive options	17	39	36
Incremental common shares attributable to outstanding restricted stock units	522	407	257
Denominator for diluted earnings per share	35,718	36,101	36,817
Basic earnings per share	$1.94	$1.00	$0.38
Diluted earnings per share	$1.91	$0.99	$0.38

There were no potentially dilutive securities excluded from the computation of diluted earnings per share in 2022. Restricted stock units totaling less than 0.1 million common shares for 2021 and 2020, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

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

(m) Stock-Based Compensation

All share-based payments to employees, including grants of employee stock options (which have not been awarded since 2015), are recognized in the consolidated financial statements based on their grant date fair values. The total compensation cost recognized for stock-based awards was $18.5 million, $15.3 million and $10.4 million for 2022, 2021 and 2020, respectively. The future tax benefit of these stock-based awards as of the grant date was $4.4 million, $3.6 million and $2.4 million for each of 2022, 2021 and 2020, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. Awards of restricted stock units and performance-based restricted stock units are valued at the closing market price of the Company’s common stock on the date of grant. For performance-based restricted stock units, compensation expense is based on the probability that the performance goals will be achieved, which is monitored by management throughout the requisite service period. When it becomes probable, based on the Company’s expectation of performance during the measurement period, that more or less than the previous estimate of the awarded shares will vest, an adjustment to stock-based compensation expense is recognized as a change in accounting estimate.

As of December 31, 2022, the unrecognized compensation cost and remaining weighted-average amortization period related to stock-based awards were as follows:

(in thousands)	Restricted Stock Units	Performance- based Restricted Stock Units (1)
Unrecognized compensation cost	$21,578	$6,125
Remaining weighted-average amortization period	2.5 years	1.6 years

(1)
Based on the probable achievement of the performance goals identified in each award.

The total cash received as a result of stock option exercises in 2022, 2021 and 2020 was approximately $0.7 million, $0.3 million and $1.0 million, respectively. The actual tax benefit realized as a result of stock option exercises and the vesting of other share-based awards during 2022, 2021 and 2020 was $2.5 million, $2.7 million and $2.1 million, respectively. For 2022, 2021 and 2020, the total intrinsic value of stock options exercised was $0.5 million, respectively.

The Company awarded performance-based restricted stock units to employees during 2022, 2021 and 2020. The number of performance-based restricted stock units that will ultimately be earned will not be determined until the end of the corresponding performance periods, and may vary from as low as zero to as high as 2.5 times the target number depending on the level of achievement of certain performance goals. The level of achievement of these goals is based upon the financial results of the Company for the last full calendar year within the performance period. The performance goals consist of certain levels of achievement using the following financial metrics: revenue, operating income margin, and return on invested capital. If the performance goals are not met based on the Company’s financial results, the applicable performance-based restricted stock units will not vest and will be forfeited. Shares subject to forfeited performance-based restricted stock units will be available for issuance under the Company’s 2019 Omnibus Incentive Compensation Plan (the 2019 Plan).

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

The Company’s financial instruments include cash equivalents, accounts and other receivables, accounts payable, accrued liabilities and long-term debt and financing lease obligations. The Company believes that the carrying values of these instruments approximate their fair value. As of December 31, 2022, the fair value estimates for the Company's forward currency exchange contracts and the Company’s interest rate swap agreement were based on Level 2 inputs of the fair value hierarchy. See Note 10.

(p) Foreign Currency

For foreign subsidiaries using the local currency as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expenses are translated at average exchange rates. The effects of these translation adjustments are reported in other comprehensive income. Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in other income (expense) and was a gain of $0.6 million, a loss of $0.3 million and a loss of $1.8 million in 2022, 2021 and 2020, respectively. These amounts include the amount of gain (loss) recognized in income due to forward currency exchange contracts.

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

(r) Government Assistance Programs and Incentives

The operation of our business is impacted by various government programs, incentives, and other arrangements.

Government incentives are recorded in our consolidated financial statements in accordance with their purpose as a reduction of expense, or an offset to the related capital asset. The benefit is generally recorded when all conditions attached to the incentive have been met or are expected to be met and there is reasonable assurance of their receipt.

The Company recorded $0.9 million in new government incentives for the year ended December 31, 2022 compared to $0.5 million of incentives recorded during the year ended December 31, 2021 as reductions of costs of sales and selling, general and administrative expense in the consolidated statements of income.

As of December 31, 2022 and 2021, none and $0.5 million was recorded in prepaid and other assets in the consolidated balance sheets.

(s) New Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848). The pronouncement provides temporary optional expedients and exceptions for applying U.S. GAAP to transactions affected by reference rate (e.g., London Interbank Offered Rate (LIBOR)) reform if certain criteria are met to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. This update is effective as of March 12, 2020. In December 2022, the FASB issued ASU No. 2022-06, Deferral of the Sunset Date of Topic 848 (Topic 848), which defers the sunset date of ASC 848 from December 31, 2022 to December 31, 2024. On May 20, 2022, the Company entered into an amendment to the Amended and Restated Credit Agreement (as defined in Note 5), which triggered a transition from LIBOR to the Bloomberg Short-Term Bank Yield Index Rate (BSBY). This transition and the adoption of ASU No. 2020-04 did not have a material impact on our consolidated financial statements.

In November 2021, the FASB issued ASU No. 2021-10: Disclosures by Business Entities about Government Assistance (Topic 832). The pronouncement intends to increase transparency in financial reporting by requiring business entities to disclose information about certain types of government assistance (e.g., forgivable loans, cash grants and grants of other assets) they receive. This update is effective for financial statements issued for annual periods beginning after December 15, 2021. Early application is permitted. The adoption of ASU No. 2021-10 did not have a material impact on our consolidated financial statements or disclosures.

The Company has determined that other recently issued accounting standards will either not have a material impact on its consolidated financial position, results of operations or cash flows, or will not apply to its operations.

Not Yet Adopted

In September 2022, the FASB issued ASU No. 2022-04: Disclosure of Supplier Finance Program Obligations (Subtopic 405-50), which requires a buyer in a supplier finance program to disclose sufficient information about the program to allow a user of financial statements to understand the program's nature, activity during the period, changes from period to period, and potential magnitude. This update is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The Company is currently in the process of assessing the impacts of the guidance.

Note 2—Inventories

Inventory costs are summarized as follows:

	December 31,
(in thousands)	2022	2021
Raw materials	$710,494	$504,307
Work in process	15,546	15,338
Finished goods	1,709	3,595
	$727,749	$523,240

Note 3—Property, Plant and Equipment

Property, plant and equipment consists of the following:

	December 31,
(in thousands)	2022	2021
Land	$5,867	$5,867
Buildings and building improvements	79,178	76,139
Machinery and equipment	542,034	506,652
Furniture and fixtures	11,430	10,035
Vehicles	1,099	1,125
Leasehold improvements	54,272	42,288
Construction in progress	3,147	17,719
	697,027	659,825
Less accumulated depreciation	(485,549)	(473,159)
	$211,478	$186,666

Note 4—Goodwill and Other Intangible Assets

Goodwill allocated to the Company’s reportable segments were as follows:

(in thousands)	Americas	Asia	Total
Goodwill as of December 31, 2022, 2021 and 2020	$154,014	$38,102	$192,116

Other assets, net consist primarily of acquired identifiable intangible assets and capitalized purchased software costs. Acquired identifiable intangible assets and purchased software as of December 31, 2022 and 2021 were as follows:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$100,072	$(65,958)	$34,114
Purchased software costs	52,483	(36,702)	15,781
Technology licenses	15,500	(15,500)	—
Trade names and trademarks	7,800	—	7,800
Other	868	(377)	491
Intangible assets, December 31, 2022	$176,723	$(118,537)	$58,186

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$100,136	$(59,680)	$40,456
Purchased software costs	49,788	(34,325)	15,463
Technology licenses	26,800	(26,800)	—
Trade names and trademarks	7,800	—	7,800
Other	868	(356)	512
Intangible assets, December 31, 2021	$185,392	$(121,161)	$64,231

Customer relationships are being amortized on a straight-line basis over a period of 10 to 14 years. Capitalized purchased software costs are amortized straight-line over the estimated useful life of the related software, which ranges from 2 to 14 years. Technology licenses are being amortized over their estimated useful lives in proportion to the economic benefits consumed. During 2022, 2021 and 2020, $3.4 million, $3.4 million and $4.9 million, respectively, of purchased software costs were capitalized. Amortization on the statements of cash flow for 2022, 2021 and 2020 was as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Amortization of intangible assets	$6,384	$6,384	$9,099
Amortization of capitalized purchased software costs	4,113	2,128	1,493
Amortization of debt costs	416	637	461
	$10,913	$9,149	$11,053

The estimated future amortization expense of acquired intangible assets for each of the next five years is as follows (in thousands):

Year ending December 31,	Amount
2023	$5,979
2024	$4,817
2025	$4,817
2026	$4,817
2027	$4,817

Note 5—Borrowing Facilities

Long-term debt outstanding as of December 31, 2022 and 2021 consists of the following:

	December 31,
(in thousands)	2022	2021
Revolving credit facility	$195,000	$—
Term loan	131,250	131,250
Less unamortized debt issuance costs	(1,829)	(1,670)
Long-term debt	$324,421	$129,580

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

As of December 31, 2022, a portion of the $131.3 million of the outstanding debt under the Credit Agreement is effectively at a fixed interest rate of 2.928% as a result of a $121.9 million notional interest rate swap contract discussed in Note 10. A commitment fee of 0.20% to 0.30% per annum (based on the debt to EBITDA ratio) on the unused portion of the Revolving Credit Facility is payable quarterly in arrears.

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

As of December 31, 2022, the Company had $131.3 million in borrowings outstanding under the Term Loan Facility and $195.0 million outstanding and $3.9 million in letters of credit outstanding under our Revolving Credit Facility. The Company had $251.1 million available for future borrowings under the Revolving Credit Facility subject to compliance with financial covenants as to interest coverage and debt leverage, in addition to other debt covenant restrictions.

The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2022 are as follows: 2023, $4.1 million; 2024, $4.1 million; 2025, $6.6 million; and 2026, $116.5 million.

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

The components of lease expense were as follows:

	Year Ended December 31,
(in thousands)	2022	2021
Finance lease cost:
Amortization of right-of-use assets (included in depreciation expense)	$96	$444
Interest on lease liabilities	29	192
Operating lease cost	17,485	16,155
Short-term lease cost	307	339
Variable lease cost	1,892	1,737
Total lease cost	$19,809	$18,867

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for finance lease	$29	$212
Operating cash flows used for operating leases	$17,277	$16,721
Financing cash flows used for finance lease	$165	$873
Right-of-use assets obtained in exchange for new operating lease liabilities	$11,694	$32,811

The lease assets and liabilities as of December 31, 2021 were as follows (in thousands):

	December 31,
	2022	2021
Finance lease right-of-use assets (included in other assets)	$664	$760
Operating lease right-of-use assets	$93,081	$99,158
Finance lease liability, current (included in current installments of long-term debt)	$173	$165
Finance lease liability, noncurrent (included in long-term debt)	$355	$529
Operating lease liabilities, current (included in accrued liabilities)	$12,020	$13,465
Operating lease liabilities, noncurrent	$86,687	$90,878
Weighted average remaining lease term – finance leases	2.9 years	3.9 years
Weighted average remaining lease term – operating leases	9.8 years	10.0 years
Weighted average discount rate – finance leases	4.8%	4.8%
Weighted average discount rate – operating leases	4.1%	4.1%

Future annual minimum lease payments and finance lease commitments as of December 31, 2021 were as follows (in thousands):

Year ending December 31,	Operating Leases	Finance Leases
2023	14,949	194
2024	13,654	194
2025	12,869	178
2026	11,473	—
2027	10,369	—
2028 and thereafter	57,531	—
Total minimum lease payments	$120,845	$566
Less: imputed interest	(22,138)	(38)
Present value of lease liabilities	$98,707	$528

As of December 31, 2022, the Company’s future operating leases that have not yet commenced include a new facility lease in an existing location in the Americas which expires 2032 and contains renewal options. The aggregate amount of the initial annual minimum lease payments of this lease is approximately $2.4 million.
Note 7—Common Stock and Stock-Based Awards Plans

Dividends

The Company began declaring and paying quarterly dividends during the first quarter of 2018. During 2022, 2021 and 2020, cash dividends paid totaled $23.2 million, $23.3 million and $23.0 million, respectively. In February 2020, the Board of Directors approved a quarterly dividend increase, raising the quarterly dividend from $0.15 to $0.16 per common share. In May 2021, the Board of Directors approved another quarterly dividend increase, raising the quarterly dividend from $0.16 to $0.165 per common share. On December 12, 2022, the Company declared a quarterly cash dividend of $0.165 per share of the Company’s common stock to shareholders of record as of December 30, 2022. The dividend of $5.8 million was paid on January 13, 2023. The Board of Directors currently intends to continue paying quarterly dividends. However, the Company’s future dividend policy is subject to the Company’s compliance with applicable law, and depending on, among other things, the Company’s results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in the Company’s debt agreements, and other factors that the Board of Directors may deem relevant, including the impact of the COVID pandemic. Dividend payments are not mandatory or guaranteed; there can be no assurance that the Company will continue to pay a dividend in the future.

Share Repurchase Authorization

On March 6, 2018, the Board of Directors approved an expanded stock repurchase authorization granting the Company authority to repurchase up to $250 million in common stock in addition to the $100 million previously approved on December 7, 2015. On October 26, 2018 and February 19, 2020, the Board of Directors authorized the repurchase of an additional $100 million and $150 million of the Company’s common stock, respectively. As of December 31, 2022, the Company had $154.6 million remaining under the stock repurchase authorization.

Share purchases may be made in the open market, in privately negotiated transactions or block transactions, at the discretion of the Company’s management and as market conditions warrant. Purchases will be funded from available cash and may be commenced, suspended or discontinued at any time without prior notice. Shares repurchased under the program are retired. During 2022, the Company repurchased a total of 0.4 million common shares for an aggregate of $9.4 million at an average price of $24.96 per share. During 2021, the Company repurchased a total of 1.4 million common shares for an aggregate of $40.2 million at an average price of

$29.11 per share. During 2020, the Company repurchased a total of 1.0 million common shares for an aggregate of $25.2 million at an average price of $26.16 per share.

Stock-Based Compensation

The 2019 Plan authorizes the Company, upon approval of the Compensation Committee of the Board of Directors, to grant a variety of awards, including stock options, restricted shares and restricted stock units (both time-based and performance-based) and other forms of equity awards, or any combination thereof, to any director, officer, employee or consultant (including any prospective director, officer, employee or consultant) of the Company. Stock options (which have not been awarded since 2015) are granted to employees with an exercise price equal to the market price of the Company’s common stock on the date of grant, generally vest over a four-year period from the date of grant and have a term of 10 years. Time-based restricted stock units granted to employees generally vest over a four-year period from the date of grant, subject to the continued employment of the employee by the Company. Performance-based restricted stock units generally vest over a three-year performance cycle, which includes the year of the grant, and are based upon the Company’s achievement of specified performance metrics. Awards under the 2019 Plan to non-employee directors have been in the form of restricted stock units, which vest in annually, starting on the grant date.

As of December 31, 2022, 2.9 million additional common shares were available for issuance under the Company’s 2019 Plan.

The following table summarizes activities related to the Company’s stock options:

(in thousands, except per share data)	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2019	270	$20.02
Exercised	(76)	19.87
Forfeited or expired	(6)	23.08
Outstanding as of December 31, 2020	188	$19.98
Exercised	(54)	19.77
Forfeited or expired	(2)	20.16
Outstanding as of December 31, 2021	132	$20.06
Exercised	(53)	17.16
Forfeited or expired	(22)	22.36
Outstanding and exercisable as of December 31, 2022	57	$21.85	1.36	$277

The aggregate intrinsic value in the table above is before income taxes and is calculated as the difference between the exercise price of the underlying options and the Company’s closing stock price as of the last business day of 2022 for options that had exercise prices that were below the closing price.

As of December 31, 2022, 2021 and 2020, the number of options exercisable was 0.1 million, 0.1 million and 0.2 million, respectively, and the weighted-average exercise price of those options was $21.85, $20.06 and $19.98, respectively.

Restricted stock units, time-based and performance-based, remain outstanding as detailed below.

The following table summarizes the activities related to the Company’s time-based restricted stock units:

(in thousands, except per share data)	Number of Units	Weighted- Average Grant Date Fair Value
Non-vested awards outstanding as of December 31, 2019	893	$28.06
Granted	533	26.52
Vested	(336)	27.69
Forfeited	(64)	28.54
Non-vested awards outstanding as of December 31, 2020	1,026	$27.35
Granted	503	28.52
Vested	(377)	26.77
Forfeited	(95)	28.47
Non-vested awards outstanding as of December 31, 2021	1,057	$28.02
Granted	616	25.90
Vested	(407)	28.08
Forfeited	(81)	27.44
Non-vested awards outstanding as of December 31, 2022	1,185	$26.93

The following table summarizes the activities related to the Company’s performance-based restricted stock units:

		Weighted-
		Average
	Number of	Grant Date
(in thousands, except per share data)	Units	Fair Value
Non-vested units outstanding as of December 31, 2019	384	$28.89
Granted(1)	165	28.02
Forfeited	(181)	30.04
Non-vested units outstanding as of December 31, 2020	368	$27.93
Granted(1)	234	28.60
Forfeited	(60)	29.38
Non-vested units outstanding as of December 31, 2021	542	$28.06
Granted(1)	177	25.97
Forfeited	(174)	27.29
Non-vested units outstanding as of December 31, 2022	545	$27.62

(1)
Represents target number of units that can vest based on the achievement of the performance goals.

Note 8—Income Taxes

Income tax expense (benefit) based on income before income taxes consisted of the following:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Current:
U.S. Federal	$903	$6	$1,406
State and local	107	1,702	24
Foreign	22,351	14,812	9,120
	23,361	16,520	10,550
Deferred:
U.S. Federal	(6,544)	(6,179)	(3,784)
State and local	(1,734)	(1,380)	(1,021)
Foreign	1,030	676	(2,507)
	(7,248)	(6,883)	(7,312)
	$16,113	$9,637	$3,238

Worldwide income (loss) before income taxes consisted of the following:

	Year Ended December 31,
(in thousands)	2022	2021	2020
United States	$(45,390)	$(34,930)	$(33,790)
Foreign	129,732	80,337	51,083
	$84,342	$45,407	$17,293

Income tax expense differed from the amounts computed by applying the U.S. Federal statutory income tax rate to income before income taxes as a result of the following:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Tax at statutory rate	$17,713	$9,536	$3,632
State taxes, net of federal tax effect	(1,285)	(36)	(788)
Effect of foreign operations and tax incentives	(3,907)	(4,048)	(6,372)
Change in valuation allowance	41	(336)	(3,029)
Stock-based compensation	447	(69)	347
GILTI	1,768	2,104	1,667
Foreign tax refund benefit	—	(7,285)	—
Losses in foreign jurisdictions for which no benefit has been provided	3	2,608	5,798
Change in uncertain tax benefits reserve	40	8,858	(31)
Other	1,293	(1,695)	2,014
Total income tax expense	$16,113	$9,637	$3,238

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

The Company incurred a total Transition Tax liability of $80.5 million after reduction for net operating loss carryforwards, US tax credit carryforwards, and foreign tax credit carryforwards that were allowed to be utilized against the total tax liability as of December 31, 2017. The Company made an election to pay the net tax liability in installments. The Company has a total Transition Tax liability as of December 31, 2022 of $48.3 million. The Company intends to pay this liability over the remaining three year payment period as prescribed by the U.S. Tax Reform and regulatory guidance issued by the IRS. $48.3 million of the Transition Tax liability is included in other long-term liabilities. Payments for years subsequent to December 31, 2022 are as follows: 2023, $12.1 million; 2024, $16.1 million; 2025, $20.1 million.

During 2022 and 2021, the Company repatriated $20.0 million and $35.0 million, respectively, of foreign earnings to the U.S. As of December 31, 2022, the Company has approximately $455.0 million in cumulative undistributed foreign earnings of its foreign subsidiaries. These earnings would not be subject to U.S. federal income tax, if distributed to the Company. The Company changed its assertion during 2018 on its foreign subsidiaries earnings that are permanently reinvested. A certain amount of earnings from specific foreign subsidiaries are permanently reinvested, and certain foreign earnings from other specific foreign subsidiaries is considered to be non-permanently reinvested and is available for immediate distribution to the Company. Income taxes have been accrued on the non-permanently reinvested foreign earnings including the 2017 Transition Tax, the U.S. tax on GILTI, and any applicable foreign or local withholding taxes. The Company estimates that it has approximately $6.0 million of unrecognized deferred tax liability related to any remaining undistributed permanently reinvested foreign earnings that have not already been subject to the 2017 Transition Tax, the U.S. tax on GILTI, and any applicable foreign income tax or local withholding taxes on cash distributions.

During 2022, the Company recorded an additional tax benefit of $7.3 million with respect to a refund claim of foreign cash taxes of $16.5 million that was filed in 2021. $9.2 million of the total refund claim was recorded previously in 2018.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
(in thousands)	2022	2021
Deferred tax assets:
Carrying value of inventories	$4,809	$2,704
Accrued liabilities and allowances deductible for tax purposes on a cash basis	7,811	10,592
Goodwill	937	1,320
Stock-based compensation	5,032	3,741
Operating right-of-use lease liabilities	23,252	24,851
Net operating loss carryforwards	16,848	17,417
Tax credit carryforwards	5,805	4,629
Interest rate swap	—	1,133
Research and experimentation	10,691	—
Other	4,086	5,961
	79,271	72,348
Less: valuation allowance	(18,743)	(18,702)
Net deferred tax assets	60,528	53,646
Deferred tax liabilities:
Plant and equipment, due to differences in depreciation	(7,957)	(4,887)
Operating right-of-use lease assets	(22,991)	(24,590)
Intangible assets, due to differences in amortization	(10,502)	(11,687)
Foreign withholding tax	(4,902)	(4,902)
Interest rate swap	(263)	—
Other	(2,173)	(1,692)
Gross deferred tax liability	(48,788)	(47,758)
Net deferred tax liability	$11,740	$5,888
The net deferred tax liability is classified as follows:
Long-term asset	$12,235	$5,972
Long-term liability	(495)	(84)
Total	$11,740	$5,888

All deferred taxes are classified as non-current on the balance sheet as of December 31, 2022 and 2021. All deferred tax assets and liabilities are offset and presented as a single net noncurrent amount by each tax jurisdiction.

During 2022, the Company has capitalized research and experimentation expenses that are required to be capitalized as an amortizable asset under IRC Section 174 and amortized over a period of five years. This requirement is based on the implementation of the US Tax Reform Act of 2017 beginning as of January 1, 2022. As of December 31, 2022, the Company has a net deferred tax asset from capitalized research and experimentation expenses of $10.7 million.

The net change in the total valuation allowance for 2022, 2021 and 2020 was a $0.04 million increase, a $0.3 million decrease, and a $3.0 million increase, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances as of December 31, 2022.

As of December 31, 2022, the Company had no U.S. Federal operating loss carryforward as the final balance of the US loss carryforward was utilized in 2022. The Company has US state operating loss carryforwards of approximately $13.8 million which will expire from 2037 to 2042; foreign operating loss carryforwards of approximately $11.5 million with indefinite carryforward periods; and foreign operating loss carryforwards of approximately $47.2 million which will expire at varying dates through 2031. The utilization of these net operating loss carryforwards is limited to the future operations of the Company in the tax jurisdictions in which such carryforwards arose. The Company has state tax credit carryforwards of $1.7 million which will expire at varying dates through 2026. The Company also has U.S. research and development tax credit carryforwards of $4.1 million which will expire from 2038 through 2042.

The Company has been granted certain tax incentives, including tax holidays, for its subsidiaries in China, Malaysia, and Thailand that expire at various dates, unless extended or otherwise renegotiated and are subject to certain conditions with which the Company expects to comply. The expiration dates of these tax incentives are as follows: 2023 in China and 2030 in Thailand. The Malaysia tax incentive expired as of March 31, 2021, but the Company has applied for an extension of the Malaysia tax holiday in 2022 which will extend the tax holiday for another five years until 2026. We have not yet received any official response for the Malaysia tax holiday application. The net impact of these tax incentives was to lower income tax expense for 2022, 2021, and 2020 by approximately $9.0 million (approximately $0.25 per diluted share), $4.5 million (approximately $0.13 per diluted share) and $5.0 million (approximately $0.13 per diluted share), respectively, as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
China	$643	$443	$—
Malaysia	—	1,946	4,945
Thailand	8,362	5,360	2,496
	$9,005	$7,749	$7,441

The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. As of December 31, 2022, the total amount of the reserve for uncertain tax benefits including interest and penalties was $9.5 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

	December 31,
(in thousands)	2022	2021	2020
Balance as of January 1	$9,121	$499	$513
Additions related to current year tax positions	—	7,424	—
Additions related to prior year tax positions	—	1,575	—
Decreases related to prior year tax positions	—	(138)	—
Decreases related to lapse of statutes	(60)	(239)	(14)
Balance as of December 31	$9,061	$9,121	$499

During 2022, the Company released $60 thousand of uncertain tax benefits related to lapse of statutes. During 2021, the Company recorded additional uncertain tax benefits related to prior year and current tax positions of $1.6 million and $7.4 million, respectively. During 2020, the Company released $14 thousand of uncertain tax benefits related to lapse of statutes.

The reserve is classified as a current or long-term liability in the consolidated balance sheets based on the Company’s expectation of when the items will be settled. The Company records interest expense and penalties accrued in relation to uncertain income tax benefits as a component of current income tax expense. The amount of accrued potential interest on unrecognized tax benefits included in the reserve as of December 31, 2022 is $0.4 million. There is no reserve for penalties currently. The amount of accrued potential interest on unrecognized tax benefits included in the reserve as of December 31, 2021 is $0.3 million. The reserve for potential penalties is $17 thousand. The Company did not record any interest and penalties during 2020.

The Company and its subsidiaries in Brazil, China, Ireland, Malaysia, Mexico, Netherlands, Romania, Singapore, Thailand and the United States remain open to examination by the various local taxing authorities, in total or in part, for fiscal years 2015 to 2022. During the course of such income tax examinations, disputes may occur as to matters of fact or law. Also, in most tax jurisdictions, the passage of time without examination will result in the expiration of applicable statutes of limitations thereby precluding examination of the tax period(s) for which such statute of limitation has expired. The Company believes that it has adequately provided for its tax liabilities.

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

Sales to the ten largest customers represented 52%, 47% and 41% of total sales for 2022, 2021 and 2020, respectively. Sales to our largest customers were as follows for the indicated periods:

	Year ended December 31,
(in thousands)	2022	2021	2020
Applied Materials, Inc. and subsidiaries	$424,436	$353,673	$241,522

During 2022 and 2021, net sales attributable to our largest customer were reported in the Americas and Asia reportable segments.

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

On July 30, 2021, the Company entered into forward currency exchange contracts designated as cash flow hedges of forecasted foreign currency expenses with a notional amount of $10.2 million as of December 31, 2022. Changes in the fair value of the derivatives are recorded in accumulated other comprehensive loss in the condensed consolidated balance sheets until earnings are affected by the variability of the cash flows. During the year ended December 31, 2022, the Company recorded an unrealized loss of $0.6 million ($0.4 million net of tax) on the forward currency exchange contracts in other comprehensive income and transferred unrealized gains of $0.5 million to cost of sales. During the year ended December 31, 2021, the Company recorded an unrealized loss of $0.2 million ($0.1 million net of tax) on the forward currency exchange contracts in other comprehensive income and transferred unrealized losses $0.4 million to cost of sales. See Note 19. The Company also has forward currency exchange contracts in place as of December 31, 2022 that have not been designated as accounting hedges and, therefore, changes in fair value are recorded within the condensed consolidated statements of income.

As of December 31, 2022, the fair value estimates for the Company’s forward currency exchange contracts were based on Level 2 inputs of the fair value hierarchy, which includes obtaining directly or indirectly observable values from third parties active in the relevant markets. Inputs in the fair value of the foreign currency forward contracts include prevailing forward and spot prices for currencies. The Company enters into forward currency exchange contracts for its operations in Mexico, Europe and Asia.

The Company has an interest rate swap agreement with a notional amount of $121.9 million and $129.4 million as of December 31, 2022 and 2021, respectively, to hedge a portion of its interest rate exposure on outstanding borrowings under the Credit Agreement. Under this interest rate swap agreement, the Company receives variable rate interest payments based on the one-month LIBOR rate and pays fixed rate interest payments. The fixed interest rate for the contract is 2.928%. The effect of this swap is to convert a portion of the floating rate interest expense on the borrowing under the Credit Agreement to fixed interest rate expense. Based on the terms of the interest rate swap contract and the underlying borrowings outstanding under the Credit Agreement, the interest rate contract was determined to be highly effective, and thus qualifies and has been designated as a cash flow hedge. As such, changes in the fair value of the interest rate swap are recorded in other comprehensive income on the accompanying consolidated balance sheets until earnings are affected by the variability of cash flows.

The fair value of the interest rate swap agreements was a $0.6 million asset as of December 31, 2022 and a $4.3 million liability as of December 31, 2021 recorded in accrued liabilities in the consolidated balance sheets. During the year ended December 31, 2022, the Company recorded unrealized losses of $5.0 million ($3.7 million net of tax) on the swaps in other comprehensive loss. During the year ended December 31, 2021 the Company recorded unrealized gains of $4.7 million ($3.5 million net of tax) on the swap in other comprehensive loss. During the year ended December 31, 2020, the Company recorded unrealized losses of $2.7 million ($2.0 million net of tax) on the swap in other comprehensive loss and transferred unrealized gains of $1.5 million ($1.1 million net of tax) on the terminated swap to interest expense. See Note 19.

As of December 31, 2022, the fair value estimate for the Company’s interest rate swap agreement were based on Level 2 inputs of the fair value hierarchy, as we obtained the valuation from a third party active in relevant markets. The valuation of the swap is primarily measured through various pricing models or discounted cash flow analysis that incorporate observable market parameters, such as interest rate yield curves and volatility.

The following table presents the fair value of the Company's derivative instruments:

	Fair Values of Derivative Instruments
	Asset Derivatives			Liability Derivatives
	Balance Sheet	December 31,	December 31,	Balance Sheet	December 31,	December 31,
(in thousands)	Location	2022	2021	Location	2022	2021
Derivatives designated as hedging instruments:
Forward currency exchange contracts	Other current assets	$407	$—	Accrued liabilities	$—	$178
Interest rate swap	Other current assets	$639	$—	Accrued liabilities	$—	$4,332

Financial instruments that subject the Company to credit risk consist of cash and cash equivalents and restricted cash and trade accounts receivable. The Company maintains cash and cash equivalents with recognized financial institutions. One of the most significant credit risks is the ultimate realization of accounts receivable. This risk is mitigated by (i) sales to well established companies, (ii) ongoing credit evaluation of customers, and (iii) frequent contact with customers, thus enabling management to monitor current changes in business operations and to respond accordingly. Management considers these concentrations of credit risks in establishing our allowance for doubtful accounts and believes these allowances are adequate. The Company had one customer whose gross accounts receivable exceeded 10% of total gross accounts receivable as of December 31, 2022. That customer represented 17% of our total gross accounts receivable.

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

Note 12—Accounts Receivable Sale Program

As of December 31, 2022, in connection with a trade accounts receivable sale program with unaffiliated financial institutions, the Company may elect to sell, at a discount, on an ongoing basis, up to a maximum of $120.0 million of specific accounts receivable at any one time. On February 3, 2023, the Company entered into Amendment No. 2 to the Credit Agreement which increases the maximum amount to $200.0 million.

During the years ended December 31, 2022, 2021 and 2020, the Company sold $445.4 million, $394.6 million and $305.8 million, respectively, of accounts receivable under this program, and in exchange, the Company received cash proceeds of $443.6 million, $394.0 million and $305.2 million, respectively, net of the discount. The loss on the sale resulting from the discount was recorded to other expense within the consolidated statements of income.

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

	Year Ended December 31,
(in thousands)	2022	2021	2020
Net sales:
Americas	$1,475,929	$1,203,544	$1,209,032
Asia	1,251,475	912,560	746,661
Europe	284,103	228,834	174,547
Elimination of intersegment sales	(125,176)	(89,619)	(77,109)
	$2,886,331	$2,255,319	$2,053,131
Depreciation and amortization:
Americas	$19,574	$20,589	$22,802
Asia	10,192	10,660	11,018
Europe	3,289	2,878	2,842
Corporate	11,197	10,025	12,130
	$44,252	$44,152	$48,792
Income from operations:
Americas	$55,202	$45,807	$32,629
Asia	134,649	90,725	63,880
Europe	16,889	11,054	6,077
Corporate and intersegment eliminations	(116,671)	(94,524)	(77,452)
	90,069	53,062	25,134
Interest expense	(12,894)	(8,472)	(8,364)
Interest income	1,730	540	1,196
Other expense	5,437	277	(673)
Income before income taxes	$84,342	$45,407	$17,293
Capital expenditures:
Americas	$30,105	$28,673	$24,392
Asia	10,534	4,253	7,836
Europe	4,509	6,072	1,838
Corporate	1,626	3,179	5,453
	$46,774	$42,177	$39,519

	December 31,	December 31,	December 31,
(in thousands)	2022	2021	2020
Total assets:
Americas	$1,055,533	$885,574	$777,658
Asia	764,164	663,881	532,793
Europe	183,443	178,263	146,277
Corporate	224,191	176,162	287,507
	$2,227,331	$1,903,880	$1,744,235

Geographic net sales information provided below reflects the destination of the product shipped. Long-lived assets information is based on the physical location of the asset and includes property, plant and equipment, net, operating lease right-of-use assets, and other long-term assets, net.

	Year Ended December 31,
(in thousands)	2022	2021	2020
Geographic net sales:
United States	$1,569,232	$1,328,754	$1,322,728
Singapore	457,889	326,688	222,285
Other Asia	332,144	202,792	168,500
Europe	387,276	285,017	240,672
Other	139,790	112,068	98,946
	$2,886,331	$2,255,319	$2,053,131

	December 31,	December 31,	December 31,
(in thousands)	2022	2021	2020
Long-lived assets:
United States	$249,409	$240,430	$235,193
Asia	68,283	65,327	69,669
Europe	29,338	29,588	18,002
Other	23,801	22,303	21,980
	$370,831	$357,648	$344,844

Note 14 – Revenue

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

	Year Ended December 31, 2022
(in thousands)	Americas	Asia	Europe	Total
Market Sector:
Industrials	$89,949	$363,398	$140,258	$593,605
A&D	286,230	43,701	17,654	347,585
Medical	319,823	228,571	44,500	592,894
Semi-Cap	286,322	357,634	78,146	722,102
Advanced Computing	258,206	52,301	2	310,509
Next Generation Communications	170,424	148,772	440	319,636
External revenue	1,410,954	1,194,377	281,000	2,886,331
Elimination of intersegment sales	64,976	57,100	3,100	125,175
Segment revenue	$1,475,930	$1,251,477	$284,100	$3,011,506

	Year Ended December 31, 2021
(in thousands)	Americas	Asia	Europe	Total
Market Sector:
Industrials	$79,726	$262,546	$86,174	$428,446
A&D	360,030	1,692	20,009	381,731
Medical	220,635	189,614	51,585	461,834
Semi-Cap	215,596	266,065	67,640	549,301
Advanced Computing	163,423	35,842	140	199,405
Next Generation Communications	120,739	112,684	1,179	234,602
External revenue	1,160,149	868,443	226,727	2,255,319
Elimination of intersegment sales	43,395	44,117	2,107	89,619
Segment revenue	$1,203,544	$912,560	$228,834	$2,344,938

	Year Ended December 31, 2020
(in thousands)	Americas	Asia	Europe	Total
Market Sector:
Industrials	$110,063	$196,209	$66,789	$373,061
A&D	401,599	—	21,972	423,571
Medical	255,246	211,567	31,657	498,470
Semi-Cap	158,380	159,016	51,578	368,974
Advanced Computing	140,109	31,228	—	171,337
Next Generation Communications	96,937	119,987	794	217,718
External revenue	1,162,334	718,007	172,790	2,053,131
Elimination of intersegment sales	46,698	28,654	1,757	77,109
Segment revenue	$1,209,032	$746,661	$174,547	$2,130,240

During 2022, 2021 and 2020, 90.8%, 90.3% and 90.2%, respectively, of the Company’s revenue was recognized as products and services were transferred over time.

The timing of revenue recognition, billings and cash collections result in billed accounts receivable, contract assets and advance payments from customers.

As of December 31, 2022 and 2021, the Company had $183.6 million and $155.2 million, respectively, in contract assets from contracts with customers. The contract assets primarily relate to the Company’s right to consideration for work completed but not billed at the reporting date. The contract assets are transferred to accounts receivable when the rights become unconditional.

	Year Ended December 31,
(in thousands)	2022	2021
Beginning balance as of December 31	$155,243	$142,779
Revenue recognized	2,623,585	2,037,206
Amounts collected or invoiced	(2,595,215)	(2,024,742)
Ending balance as of December 31	$183,613	$155,243

As of December 31, 2022 and 2021, the Company had $197.9 million and $118.1 million, respectively, in advance payments from customers. Of those amounts $178.9 million and $79.9 million, respectively, were related to both customer deposits and prepayments of inventory and $18.9 million and $38.2 million, respectively, were related to the contractual timing of payments. The advance payments are not considered a significant financing component because they are used to meet working capital demands of a contract, offset inventory risks and protect the company from the failure of other parties to fulfill obligations under a contract.
Note 15—Employee Benefit Plans

The Company has defined contribution plans qualified under Section 401(k) of the Internal Revenue Code for the benefit of all its U.S. employees. The Company’s contributions to the plans are based on employee contributions and compensation. During 2022, 2021 and 2020, the Company made contributions to the plans of approximately $6.5 million, $3.3 million and $3.1 million, respectively. The Company also has defined contribution benefit plans for certain of its international employees primarily dictated by the custom of the regions in which it operates. During each of 2022, 2021 and 2020, the Company made contributions to the international plans of approximately $0.1 million.

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

The Company recognized $5.7 million of restructuring charges during the year ended December 31, 2022 primarily related to the previously announced closures of our sites in San Jose, California, Angleton, Texas, and Moorpark, California in the Americas, and other smaller activities involving capacity reductions and reductions in workforce in certain facilities across various regions. San Jose, California operations have ceased and all restructuring activity was complete as of March 31, 2022. Angleton, Texas operations have ceased and all restructuring activity is complete as of June 30, 2022 upon the disposition of the facility. Moorpark, California operations are expected to cease at the end of March 31, 2023 with restructuring activity estimated to be completed shortly thereafter.

The following table summarizes the 2022 activity in accrued restructuring, which is included in accrued liabilities in the condensed consolidated balance sheets, related to various restructuring activities initiated prior to December 31, 2022:

	Balance as of				Foreign	Balance as of
	December 31,	Restructuring	Cash	Non-Cash	Exchange	December 31,
(in thousands)	2021	Charges	Payment	Activity	Adjustments	2022
Restructuring:
Severance	$3,257	$2,428	$(1,713)	$(289)	$—	$3,683
Lease facility costs	17	1,261	(1,261)	—	—	17
Other exit costs	237	2,021	(2,056)	(121)	—	81
Total	$3,511	$5,710	$(5,030)	$(410)	$—	$3,781

The components of the restructuring charges during 2022 were as follows:

(in thousands)	Americas	Asia	Europe	Total
Severance costs	$2,298	$130	$—	$2,428
Lease facility costs	1,261	—	—	1,261
Other exit costs	2,021	—	—	2,021
	$5,580	$130	$—	$5,710

The Company recognized restructuring charges during 2021 and 2020 primarily related to the closure of facilities in the Americas and capacity reductions in the workforce of certain facilities across various regions in Asia and Europe, respectively.

The following table summarizes the 2021 activity in accrued restructuring, which is included in accrued liabilities in the condensed consolidated balance sheets, related to various restructuring activities initiated prior to December 31, 2021:

	Balance as of				Foreign	Balance as of
	December 31,	Restructuring	Cash	Non-Cash	Exchange	December 31,
(in thousands)	2020	Charges	Payment	Activity	Adjustments	2021
Restructuring:
Severance	$3,996	$4,130	$(4,685)	$(184)	$—	$3,257
Lease facility costs	50	2,745	(2,618)	(160)	—	17
Other exit costs	408	2,470	(2,252)	(389)	—	237
Total	$4,454	$9,345	$(9,555)	$(733)	$—	$3,511

The components of the restructuring charges during 2021 were as follows:

(in thousands)	Americas	Asia	Europe	Total
Severance costs	$4,084	$46	$—	$4,130
Lease facility costs	2,581	164	—	2,745
Other exit costs	2,470	—	—	2,470
	$9,135	$210	$—	$9,345

The following table summarizes the 2020 activity in accrued restructuring, which is included in accrued liabilities in the condensed consolidated balance sheets, related to various restructuring activities initiated prior to December 31, 2020:

	Balance as of				Foreign	Balance as of
	December 31,	Restructuring	Cash	Non-Cash	Exchange	December 31,
(in thousands)	2019	Charges	Payment	Activity	Adjustments	2020
Restructuring:
Severance	$3,956	$7,010	$(6,666)	$(304)	$—	$3,996
Lease facility costs	—	3,716	(2,394)	(1,272)	—	50
Other exit costs	—	2,174	(655)	(1,111)	—	408
Total	$3,956	$12,900	$(9,715)	$(2,687)	$—	$4,454

The components of the restructuring charges during 2020 were as follows:

(in thousands)	Americas	Asia	Europe	Total
Severance costs	$5,829	$1,181	$—	$7,010
Lease facility costs	3,716	—	—	3,716
Other exit costs	2,088	86	—	2,174
	$11,633	$1,267	$—	$12,900

Additionally, during the year ended December 31, 2021, the Company made the decision to no longer continue certain manufacturing capabilities in the Americas. In connection with that decision, the Company assessed the facility and equipment assets used in those manufacturing capabilities using valuation information from third parties and recorded $4.4 million of impairment charges as a result of that assessment. The asset impairment charges are included in the restructuring charges and other costs line item on the consolidated statements of income as of December 31, 2021. During the year ended December 31, 2022, the Company completed the sale of the equipment for $1.3 million and recorded a loss on assets held for sale of $2.0 million included in the restructuring charges and other costs line item on the consolidated statements of income. Additionally, during the year ended December 31, 2022, the Company completed the sale of a building in Angleton, Texas for $4.3 million and recorded a gain on assets held for sale of $2.4 million included in the restructuring charges and other costs line item on the consolidated statements of income. During the year ended December 31, 2020, the Company incurred $5.7 million and $1.0 million in costs related to asset impairments in the Americas and Asia, respectively.

Additionally, during the year ended December 31, 2022, the Company agreed to $3.3 million in legal settlements.

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

Note 19—Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component were as follows:

	Foreign
	Currency	Derivative
	Translation	Instruments,
(in thousands)	Adjustments	Net of Tax	Other	Total
Balances, December 31, 2019	$(12,425)	$(3,600)	$(734)	$(16,759)
Other comprehensive gain (loss) before reclassifications	4,050	(2,024)	(800)	1,226
Amounts reclassified from accumulated other comprehensive loss	—	(1,118)	—	(1,118)
Net current period other comprehensive gain (loss)	4,050	(3,142)	(800)	108
Balances, December 31, 2020	$(8,375)	$(6,742)	$(1,534)	$(16,651)
Other comprehensive gain (loss) before reclassifications	(4,354)	3,018	477	(859)
Amounts reclassified from accumulated other comprehensive loss	—	352	—	352
Net current period other comprehensive gain (loss)	(4,354)	3,370	477	(507)
Balances, December 31, 2021	$(12,729)	$(3,372)	$(1,057)	$(17,158)
Other comprehensive gain (loss) before reclassifications	(3,148)	4,641	(87)	1,406
Amounts reclassified from accumulated other comprehensive loss	—	(481)	—	(481)
Net current period other comprehensive gain (loss)	(3,148)	4,160	(87)	925
Balances, December 31, 2022	$(15,877)	$788	$(1,144)	$(16,233)

See Note 10 for further explanation of the change in derivative instruments that is recorded to accumulated other comprehensive loss.

Note 20—Supplemental Cash Flow and Non-Cash Information

The following is additional information concerning supplemental disclosures of cash payments.

	Year Ended December 31,
(in thousands)	2022	2021	2020
Income taxes paid, net	$28,478	$20,558	$18,071
Interest paid	$11,627	$8,207	$9,048
Non-cash investing activity:
Additions to property, plant and equipment in accounts payable	$23,734	$8,614	$3,164

Note 21—Subsequent Events

On February 3, 2023, the Company entered into Amendment No. 2 to the Credit Agreement which increases the maximum amount of trade accounts that the Company may elect to sell at any one time to $200.0 million.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Benchmark Electronics, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Benchmark Electronics, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Evaluation of income tax expense

As discussed in Notes 1 and 8 to the consolidated financial statements, the Company has recorded income tax expense of $16.1 million for the year ended December 31, 2022. The Company serves international markets and is subject to income taxes in the United States and foreign jurisdictions, which affect the Company’s income tax expense. Income tax expense is an estimate based on the Company’s understanding of current enacted tax laws and tax rates of each tax jurisdiction.

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

We have served as the Company’s auditor since 1986.

Phoenix, Arizona

February 24, 2023

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included in Part II, Item 8 of this Report.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item can be found in the Company’s Proxy Statement for the 2023 Annual Meeting of Shareholders (the 2023 Proxy Statement), to be filed with the SEC not later than 120 days after the end of the Company’s fiscal year ended December 31, 2022 and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item can be found in the 2023 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth certain information relating to our equity compensation plans as of December 31, 2022:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	1,785,767(1)	$20.06(1)	2,859,231

(1)
Includes 1,728,668 restricted stock units and performance restricted stock units. The weighted-average exercise price does not take these awards into account.

Additional information required by this item can be found in the 2023 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item can be found in the 2023 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

Our independent registered public accounting firm is KPMG LLP, Phoenix, Arizona, Auditor Firm ID: 185.

The information required by this item can be found in the 2023 Proxy Statement and is incorporated herein by reference.

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

10.16 (3)

Amended and Restated Credit Agreement, dated December 31, 2021, by and among Benchmark Electronics, Inc., certain of its subsidiaries, the lenders party thereto and Bank of America, N.A. as Administrative Agent, Swingline Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Company's Current Report of Form 8-dated December 28, 2021 (Commission file number 1-10560))

10.16.1 (3)

Amendment No. 1 to Amended and Restated Credit Agreement, dated May 20, 2022, by and among Benchmark Electronics, Inc., certain of its subsidiaries, the lenders party thereto and Bank of America, N.A. as Administrative Agent, Swingline Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-dated May 24, 2022 (Commission file number 1-10560))

10.16.2 (2)

Amendment No. 2 Amendment No. 1 to Amended and Restated Credit Agreement, dated February 3, 2023, by and among Benchmark Electronics, Inc., certain of its subsidiaries, the lenders party thereto and Bank of America, N.A. as Administrative Agent, Swingline Lender and L/C Issuer

10.17

Cooperation Agreement, dated as of December 19, 2016, by and among the Company and Engaged Capital, LLC, Engaged Capital Flagship Master Fund, LP, Engaged Capital Flagship Fund, LP, Engaged Capital Flagship Fund, Ltd, and Engaged Capital Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 19, 2016 (Commission file number 1-10560))

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

10.20.1 (1)

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

BENCHMARK ELECTRONICS, INC.
By:	/s/ Jeffrey W. Benck
Jeffrey W. Benck
President and Chief Executive Officer
Date:	February 24, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Name	Position	Date

/s/ David W. Scheible	Chairman of the Board	February 24, 2023
David W. Scheible

/s/ Jeffrey W. Benck	President, Chief Executive Officer and Director	February 24, 2023
Jeffrey W. Benck	(principal executive officer)

/s/ Roop K. Lakkaraju	Chief Financial Officer	February 24, 2023
Roop K. Lakkaraju	(principal financial and accounting officer)

/s/ Douglas Britt	Director	February 24, 2023
Douglas Britt

/s/ Anne De Greef-Safft	Director	February 24, 2023
Anne De Greef-Safft

/s/ Robert K. Gifford	Director	February 24, 2023
Robert K. Gifford

/s/ Ramesh Gopalakrishnan	Director	February 24, 2023
Ramesh Gopalakrishnan

/s/ Kenneth T. Lamneck	Director	February 24, 2023
Kenneth T. Lamneck

/s/ Jeffrey S. McCreary	Director	February 24, 2023
Jeffrey S. McCreary

/s/ Lynn A. Wentworth	Director	February 24, 2023
Lynn A. Wentworth