Form 10-Q
period 2023-03-31
BENCHMARK ELECTRONICS INC
filed 2023-05-05
CIK 863436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to________________

Commission File Number: 1-10560

BENCHMARK ELECTRONICS, INC.

(Exact name of registrant as specified in its charter)

Texas	74-2211011
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

56 South Rockford Drive	85288
Tempe, Arizona	(Zip Code)
(Address of principal executive offices)

(623) 300-7000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.10 per share	BHE	The New York Stock Exchange

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 1, 2023, there were 35,622,975 shares of common stock of Benchmark Electronics, Inc., par value $0.10 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
(in thousands, except par value)	2023	2022
Assets
Current assets:
Cash and cash equivalents	$210,893	$207,430
Restricted cash	797	—
Accounts receivable, net of allowance for doubtful accounts of $307 and $514, respectively	461,905	491,957
Contract assets	194,134	183,613
Inventories	778,137	727,749
Prepaid expenses and other assets	45,000	41,392
Income taxes receivable	6	8
Total current assets	1,690,872	1,652,149
Property, plant and equipment, net	221,016	211,478
Operating lease right-of-use assets	95,156	93,081
Goodwill	192,116	192,116
Deferred income taxes	12,861	12,235
Other assets, net	66,627	66,272
	$2,278,648	$2,227,331
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$3,456	$4,275
Accounts payable	421,746	424,272
Advance payments from customers	185,808	197,937
Income taxes payable	11,863	12,236
Accrued liabilities	88,990	110,416
Total current liabilities	711,863	749,136
Long-term debt, less current installments	399,924	320,675
Operating lease liabilities	87,561	86,687
Other long-term liabilities	44,179	43,922
Deferred income taxes	495	495
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.10 par value; 5,000 shares authorized, none issued	—	—
Common stock, $0.10 par value; 145,000 shares authorized; issued and outstanding – 35,589 and 35,164, respectively	3,559	3,516
Additional paid-in capital	518,499	519,238
Retained earnings	526,377	519,895
Accumulated other comprehensive loss	(13,809)	(16,233)
Total shareholders’ equity	1,034,626	1,026,416
	$2,278,648	$2,227,331

See accompanying notes to unaudited interim condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2023	2022
Sales	$694,695	$636,083
Cost of sales	630,737	578,481
Gross profit	63,958	57,602
Selling, general and administrative expenses	38,198	36,289
Amortization of intangible assets	1,592	1,609
Restructuring charges and other costs	1,426	4,297
Income from operations	22,742	15,407
Interest expense	(6,450)	(1,750)
Interest income	1,258	130
Other income (expense)	(2,165)	(294)
Income before income taxes	15,385	13,493
Income tax expense	3,025	2,533
Net income	$12,360	$10,960
Earnings per share:
Basic	$0.35	$0.31
Diluted	$0.35	$0.31
Weighted-average number of shares outstanding:
Basic	35,336	35,245
Diluted	35,592	35,470

See accompanying notes to unaudited interim condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended March 31,
(in thousands)	2023	2022
Net income	$12,360	$10,960
Other comprehensive income (loss):
Foreign currency translation adjustments	1,050	(1,155)
Unrealized gain on derivatives, net of tax	1,148	2,447
Other	226	(21)
Other comprehensive income	2,424	1,271
Comprehensive income	$14,784	$12,231

See accompanying notes to unaudited interim condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(unaudited)

(in thousands)	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balances, December 31, 2022	35,164	$3,516	$519,238	$519,895	$(16,233)	$1,026,416
Stock-based compensation expense	—	—	4,790	—	—	4,790
Shares repurchased and retired	—	—	—	—	—	—
Stock options exercised	5	1	67	—	—	68
Vesting of restricted stock units	651	65	(65)	—	—	—
Shares withheld for taxes	(231)	(23)	(5,531)	—	—	(5,554)
Dividends declared	—	—	—	(5,878)	—	(5,878)
Net income	—	—	—	12,360	—	12,360
Other comprehensive income	—	—	—	—	2,424	2,424
Balances, March 31, 2023	35,589	$3,559	$518,499	$526,377	$(13,809)	$1,034,626

(in thousands)	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balances, December 31, 2021	35,213	$3,521	$507,447	$479,992	$(17,158)	$973,802
Stock-based compensation expense	—	—	4,206	—	—	4,206
Shares repurchased and retired	(214)	(21)	(2,375)	(3,086)	—	(5,482)
Stock options exercised	32	3	456	—	—	459
Vesting of restricted stock units	346	35	(35)	—	—	—
Shares withheld for taxes	(116)	(12)	(2,985)	—	—	(2,997)
Dividends declared	—	—	—	(5,814)	—	(5,814)
Net income	—	—	—	10,960	—	10,960
Other comprehensive income	—	—	—	—	1,271	1,271
Balances, March 31, 2022	35,261	$3,526	$506,714	$482,052	$(15,887)	$976,405

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
(in thousands)	2023	2022
Cash flows from operating activities:
Net income	$12,360	$10,960
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	8,320	8,294
Amortization	2,780	2,603
Provision for doubtful accounts	—	120
Deferred income taxes	(1,010)	(1,201)
Loss on the sale of property, plant and equipment	11	41
Loss on assets held for sale	—	1,983
Stock-based compensation expense	4,790	4,206
Changes in operating assets and liabilities:
Accounts receivable	30,398	(26,356)
Contract assets	(10,521)	(13,431)
Inventories	(49,864)	(85,751)
Prepaid expenses and other assets	(3,712)	(8,742)
Accounts payable	15,375	35,869
Advance payments from customers	(12,129)	11,475
Accrued liabilities	(21,348)	(7,960)
Operating leases	9	(398)
Income taxes	(365)	263
Net cash used in operations	(24,906)	(68,025)
Cash flows from investing activities:
Additions to property, plant and equipment	(35,926)	(17,203)
Proceeds from the sale of property, plant and equipment	19	—
Proceeds from the sale of assets held for sale	—	1,325
Additions to capitalized purchased software	(2,805)	(772)
Other	—	5
Net cash used in investing activities	(38,712)	(16,645)
Cash flows from financing activities:
Proceeds from stock options exercised	68	459
Employee taxes paid for with shares withheld	(5,554)	(2,997)
Dividends paid	(5,806)	(5,805)
Borrowings under credit agreement	230,000	203,000
Principal payments on credit agreement	(151,641)	(130,000)
Principal payments on finance leases	(43)	(41)
Share repurchases	—	(5,482)
Net cash provided by financing activities	67,024	59,134
Effect of exchange rate changes	854	(1,278)
Net increase (decrease) in cash and cash equivalents and restricted cash	4,260	(26,814)
Cash and cash equivalents and restricted cash at beginning of year	207,430	271,749
Cash and cash equivalents and restricted cash at end of period	$211,690	$244,935

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(amounts in thousands, except per share data, unless otherwise noted)

(unaudited)

Note 1 – Basis of Presentation

Benchmark Electronics, Inc. (the Company) is a Texas corporation that provides advanced manufacturing services (electronic manufacturing services (EMS) and precision technology (PT) services), which include design and engineering services and technology solutions. From initial product concept to volume production, including direct order fulfillment and aftermarket services, the Company has been providing integrated services and solutions to original equipment manufacturers (OEMs) since 1979. The Company serves the following market sectors: aerospace and defense (A&D), medical technologies, complex industrials, semiconductor capital equipment (Semi-Cap), next-generation communications and advanced computing. The Company has manufacturing operations located in the United States and Mexico (the Americas), Asia and Europe.

The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC) relating to interim financial statements. The condensed consolidated financial statements reflect all normal and recurring adjustments necessary in the opinion of management for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2022 (the 2022 10-K).

Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these unaudited condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States (U.S. GAAP) for interim financial statements. However, actual results could differ materially from these estimates.

Note 2 – New Accounting Pronouncements

The Company has determined that other recently issued accounting standards will either not have a material impact on its consolidated financial position, results of operations or cash flows, or will not apply to its operations.

Note 3 – Inventories

Inventory costs are summarized as follows:

	March 31,	December 31,
(in thousands)	2023	2022
Raw materials	$757,586	$710,494
Work in process	18,077	15,546
Finished goods	2,474	1,709
	$778,137	$727,749

Note 4 – Goodwill and Other Intangible Assets

Goodwill allocated to the Company’s reportable segments were as follows:

(in thousands)	Americas	Asia	Total
Goodwill as of December 31, 2022 and March 31, 2023	$154,014	$38,102	$192,116

Other assets, net consist primarily of acquired identifiable intangible assets and capitalized purchased software costs. Acquired identifiable intangible assets and capitalized purchased software costs as of March 31, 2023 and December 31, 2022 were as follows:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$100,072	$(67,544)	$32,528
Capitalized purchased software costs	55,288	(37,832)	17,456
Technology licenses	15,500	(15,500)	—
Trade names and trademarks	7,800	—	7,800
Other	868	(380)	488
Intangible assets, March 31, 2023	$179,528	$(121,256)	$58,272

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$100,072	$(65,958)	$34,114
Capitalized purchased software costs	52,483	(36,702)	15,781
Technology licenses	15,500	(15,500)	—
Trade names and trademarks	7,800	—	7,800
Other	868	(377)	491
Intangible assets, December 31, 2022	$176,723	$(118,537)	$58,186

Customer relationships are being amortized on a straight-line basis over a period of 10 to 14 years. Capitalized purchased software costs are amortized straight-line over the estimated useful life of the related software, which ranges from 2 to 14 years. Technology licenses are being amortized over their estimated useful lives in proportion to the economic benefits consumed. The Company’s acquired trade names and trademarks have been determined to have an indefinite life. Amortization on the statements of cash flow for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Amortization of intangible assets	$1,592	$1,609
Amortization of capitalized purchased software costs	1,050	909
Amortization of debt costs	114	85
	$2,756	$2,603

The estimated future amortization expense of acquired intangible assets for each of the next five years is as follows (in thousands):

Year ending December 31,	Amount
2022 (remaining nine months)	4,388
2023	4,817
2024	4,817
2025	4,817
2026	4,817

Note 5 – Borrowing Facilities

Long-term debt outstanding as of March 31, 2023 and December 31, 2022 consists of the following:

	March 31,	December 31,
(in thousands)	2023	2022
Revolving credit facility	$275,000	$195,000
Term loan	129,609	131,250
Less unamortized debt issuance costs	(1,715)	(1,829)
Long-term debt	$402,894	$324,421

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

On February 3, 2023, the Company entered into Amendment No. 2 to the Credit Agreement, which increased the maximum amount of trade accounts that the Company may elect to sell at any one time to $200.0 million.

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

As of March 31, 2023, a portion of the $129.6 million of the outstanding debt under the Credit Agreement is effectively at a fixed interest rate of 2.928% as a result of a $120.0 million notional interest rate swap contract discussed in Note 14. A commitment fee of 0.20% to 0.30% per annum (based on the Company's debt to EBITDA ratio) on the unused portion of the Revolving Credit Facility is payable quarterly in arrears.

The Credit Agreement is generally secured by a pledge of (a) all the capital stock of the Company’s domestic subsidiaries and 65% of the capital stock of its directly owned foreign subsidiaries, (b) all or substantially all other personal property of the Company and its domestic subsidiaries (including, but not limited to, accounts receivable, contract assets, inventory, intellectual property and fixed assets of the Company and its domestic subsidiaries), in each case, subject to customary exceptions and limitations, and (c) all proceeds and products of the property and assets described in (a) and (b) above.

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

As of March 31, 2023, the Company had $129.6 million in borrowings outstanding under the Term Loan Facility, $275.0 million in borrowings outstanding under the Revolving Credit Facility, and $3.9 million in letters of credit outstanding under the Revolving Credit Facility. The Company had $171.1 million available for future borrowings under the Revolving Credit Facility subject to compliance with financial covenants as to interest coverage and debt leverage, in addition to other debt covenant restrictions.

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

The components of lease expense for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Finance lease cost:
Amortization of right-of-use assets (included in depreciation expense)	$24	$24
Interest on lease liabilities	6	8
Operating lease cost	4,571	4,274
Short-term lease cost	140	80
Variable lease cost	456	469
Total lease cost	$5,197	$4,855

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for finance lease	$6	$8
Operating cash flows used for operating leases	$4,435	$5,316
Financing cash flows used for finance lease	$43	$41
Right-of-use assets obtained in exchange for new operating lease liabilities	$5,406	$634

The lease assets and liabilities as of March 31, 2023 and December 31, 2022 were as follows (in thousands):

	March 31,	December 31,
	2023	2022
Finance lease right-of-use assets (included in other assets)	$640	$664
Operating lease right-of-use assets	$95,156	$93,081
Finance lease liability, current (included in current installments of long-term debt)	$175	$173
Finance lease liability, noncurrent (included in long-term debt)	$311	$355
Operating lease liabilities, current (included in accrued liabilities)	$13,314	$12,020
Operating lease liabilities, noncurrent	$87,561	$86,687
Weighted average remaining lease term – finance leases	2.7 years	2.9 years
Weighted average remaining lease term – operating leases	9.3 years	9.8 years
Weighted average discount rate – finance leases	4.8%	4.8%
Weighted average discount rate – operating leases	4.1%	4.1%

Future annual minimum lease payments and finance lease commitments as of March 31, 2023 were as follows (in thousands):

Year ending December 31,	Operating Leases	Finance Leases
2023 (remaining nine months)	12,650	145
2024	15,641	194
2025	14,837	178
2026	11,511	—
2027	10,406	—
2028 and thereafter	57,617	—
Total minimum lease payments	$122,662	$517
Less: imputed interest	(21,787)	(31)
Present value of lease liabilities	$100,875	$486

As of March 31, 2023, the Company’s future operating leases that have not yet commenced include a new facility lease in an existing location in the Americas which expires 2032 and contains renewal options. The aggregate initial annual minimum lease payments of this lease is approximately $2.4 million.

Note 7 – Common Stock and Stock-Based Awards Plans

Dividends

The Company began declaring and paying quarterly dividends during the first quarter of 2018. For both the three months ended March 31, 2023 and 2022, cash dividends paid totaled $5.8 million. On March 15, 2023 and March 15, 2022, the Company declared a quarterly cash dividend of $0.165 per share of the Company’s common stock to shareholders of record as of March 31, 2023 and March 31, 2022, respectively. The dividends for the first quarter of 2023 and 2022 were paid on April 13, 2023 and April 14, 2022, respectively. The Company’s future dividend policy is subject to the Company’s compliance with applicable law, and depends on, among other things, the Company’s results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in the Company’s debt agreements, and other factors that the Company's Board of Directors (the Board of Directors) may deem relevant. Dividend payments are not mandatory or guaranteed; there can be no assurance that the Company will continue to pay a dividend in the future.

Share Repurchase Authorization

On February 19, 2020 and October 26, 2018, the Board of Directors authorized the repurchase of $150 million and $100 million, respectively, of shares of the Company’s common stock in addition to the $250 million previously approved on March 6, 2018. During the three months ended March 31, 2023, the Company did not repurchase any common shares. As of March 31, 2023, the Company had an aggregate $154.6 million remaining under its stock repurchase program.

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

As of March 31, 2023, 2.2 million common shares were available for issuance under the 2019 Plan.

All share-based payments to employees, including grants of employee stock options, are recognized in the condensed consolidated financial statements based on their grant date fair values. The total compensation cost recognized for stock-based awards was $4.8 million and $4.2 million for the three months ended March 31, 2023 and 2022, respectively. The future tax benefit of these stock-based awards as of the grant date was $1.1 million for the three months ended March 31, 2023 and $1.0 million for the three months ended March 31, 2022. Awards of restricted stock units and performance-based restricted stock units are valued at the closing market price of shares of the Company’s common stock on the date of grant. For performance-based restricted stock units, compensation expense is based on the probability that the performance goals will be achieved, which is monitored by management throughout the requisite service period. When it becomes probable, based on the Company’s expectation of performance during the measurement period, that more or less than the previous estimate of the awarded shares will vest, an adjustment to stock-based compensation expense is recognized as a change in accounting estimate.

As of March 31, 2023, the unrecognized compensation cost and remaining weighted-average amortization period related to stock-based awards were as follows:

(in thousands)	Restricted Stock Units	Performance- based Restricted Stock Units (1)
Unrecognized compensation cost	$32,123	$8,890
Remaining weighted-average amortization period	3.0 years	2.2 years

(1) Based on the probable achievement of the performance goals identified in each award.

The total cash received by the Company as a result of stock option exercises for the three months ended March 31, 2023 and 2022 was approximately $0.1 million and $0.5 million, respectively. The actual tax benefit realized as a result of stock option exercises and the vesting of other share-based awards during the three months ended March 31, 2023 and 2022 was $2.2 million and $2.1 million, respectively. For the three months ended March 31, 2023 and 2022, the total intrinsic value of stock options exercised was $0.1 million and $0.4 million, respectively.

The Company awarded performance-based restricted stock units to employees during the three months ended March 31, 2023 and 2022. The number of performance-based restricted stock units that will ultimately be earned will not be determined until the end of the corresponding performance periods, and may vary from as low as zero to as high as 2.5 times the target number depending on the level of achievement of certain performance goals. The level of achievement of these goals is based upon the financial results of the Company for the last full calendar year within the performance period. The performance goals consist of certain levels of achievement using the following financial metrics: revenue, operating income margin, and return on invested capital. If the performance goals are not met based on the Company’s financial results, the applicable performance-based restricted stock units will not vest and will be forfeited. Shares subject to forfeited performance-based restricted stock units will be available for re-issuance under the Company’s 2019 Plan.

The following table summarizes activities relating to the Company’s stock options:

(in thousands, except per share data)	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	57	$21.85
Exercised	(11)	17.37
Forfeited or expired	(2)	17.37
Outstanding and exercisable as of March 31, 2023	44	$23.07	1.45	$28

The aggregate intrinsic value in the table above is before income taxes and is calculated as the difference between the exercise price of the underlying options and the Company’s closing stock price as of the last business day of the period ended March 31, 2023 for options that had exercise prices that were below the closing price.

The following table summarizes the activities related to the Company’s time-based restricted stock units:

(in thousands, except per share data)	Number of Units	Weighted- Average Grant Date Fair Value
Non-vested awards outstanding as of December 31, 2022	1,185	$26.93
Granted	582	24.26
Vested	(410)	27.29
Forfeited	(9)	26.23
Non-vested awards outstanding as of March 31, 2023	1,348	$25.68

The following table summarizes the activities related to the Company’s performance-based restricted stock units:

		Weighted-
		Average
	Number of	Grant Date
(in thousands, except per share data)	Units	Fair Value
Non-vested units outstanding as of December 31, 2022	545	$27.62
Granted(1)	224	25.31
Vested	(241)	28.30
Forfeited	(34)	28.02
Non-vested units outstanding as of March 31, 2023	494	$26.21

(1) Represents target number of units that can vest based on the achievement of the performance goals.

Note 8 – Income Taxes

Income tax expense consists of the following:

	Three Months Ended March 31,
(in thousands)	2023	2022
Current:
U.S. Federal	$525	$97
State and local	66	171
Foreign	3,444	3,466
Deferred:	(1,010)	(1,201)
	$3,025	$2,533

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

As of December 31, 2022, the Company had approximately $365.2 million in cumulative undistributed foreign earnings of its foreign subsidiaries. These earnings would not be subject to U.S. income tax if distributed to the Company. During 2018, the Company changed its assertion on its foreign subsidiaries earnings that are permanently reinvested. A certain amount of earnings from specific foreign subsidiaries are permanently reinvested, and certain foreign earnings from other specific foreign subsidiaries are considered to be non-permanently reinvested and are available for immediate distribution to the Company. Income taxes have been accrued on the non-permanently reinvested foreign earnings including any applicable local withholding taxes.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in the United States in response to the COVID pandemic. The CARES Act among other things, permits net operating loss carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021, and contains modifications on the limitation of business interest. The Company has evaluated the impact of these provisions and has determined these provisions did not have any impact on the three months ended March 31, 2023. In addition, the CARES Act allowed for employee retention tax credits to be taken in U.S. payroll tax filings, and allowed for the deferral of the employer portion of social security taxes during the calendar year 2020 with 50% to be paid at the end of calendar years 2021 and 2022, respectively. The Company deferred the payment of the employer portion of social security taxes for the year ended December 31, 2020 until the end of 2021 and 2022, respectively. During December 2022 and 2021, the Company paid 100% of the social security taxes previously deferred and all employer deferrals have been paid. The Company has also determined it was entitled to employee retention credits and filed for the credits in the second quarter 2020 payroll tax reports pursuant to the guidance provided by the Internal Revenue Service. The amount for the credits was recorded in operating expenses for the year ended December 31, 2020. The Company was not eligible for employee retention tax credits as of December 31, 2021. The Company has not received the retention credits from the Internal Revenue Service that it applied for during second quarter of 2020. The Internal Revenue Service has had some delays in processing the filings for the tax refunds.

The Company has been granted certain tax incentives, including tax holidays, for its subsidiaries in China and Thailand that will expire at various dates, unless extended or otherwise renegotiated, through 2023 in China and 2030 in Thailand, and are subject to certain conditions with which the Company expects to comply. We will be applying for an additional China tax holiday for future years from 2024 until 2026. The Malaysia tax incentive expired as of March 31, 2021, but the Company has applied for an extension of the Malaysia tax holiday which would extend the tax holiday for potentially 5 to 10 years. There is no guarantee that the Company will be granted the extension of the Malaysia tax holiday or the future China tax holiday. The net impact of these tax incentives was to lower foreign income tax expense for the three months ended March 31, 2023 and 2022 by approximately $1.9 million (approximately $0.05 per diluted share) and $1.2 million (approximately $0.03 per diluted share), respectively, as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
China	$182	$116
Thailand	1,759	1,074
	$1,941	$1,190

As of March 31, 2023, the total amount of the reserve for uncertain tax benefits including interest and penalties was $9.5 million. The reserve is classified as a current or long-term liability in the unaudited condensed consolidated balance sheets based on the Company’s expectation of when the items will be settled. The Company records interest expense and penalties accrued in relation to uncertain income tax benefits as a component of current income tax expense.

The Company and its subsidiaries in Brazil, China, Ireland, Malaysia, Mexico, the Netherlands, Romania, Singapore, Thailand and the United States remain open to examination by the various local taxing authorities, in total or in part, for fiscal years 2016 to 2022. During such income tax examinations, disputes may occur as to matters of fact or law. Also, in most tax jurisdictions, the passage of time without examination will result in the expiration of applicable statutes of limitations thereby precluding examination of the tax period(s) for which such statute of limitation has expired. The Company believes that it has adequately provided for its tax liabilities.

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

	Reportable Operating Segments
	Three Months Ended March 31, 2023
(in thousands)	Americas	Asia	Europe	Total
Market Sector:
Industrials	$29,048	$80,052	$34,426	$143,526
A&D	66,302	7,923	5,190	79,415
Medical	68,282	54,158	14,609	137,049
Semi-Cap	60,949	64,737	22,783	148,469
Advanced Computing	88,604	7,394	—	95,998
Next Generation Communications	51,389	38,803	46	90,238
External revenue	364,574	253,067	77,054	694,695
Elimination of intersegment sales	32,633	14,976	801	48,410
Segment revenue	$397,207	$268,043	$77,855	$743,105

	Three Months Ended March 31, 2022
(in thousands)	Americas	Asia	Europe	Total
Market Sector:
Industrials	$18,726	$84,458	$33,962	$137,146
A&D	68,701	7,015	5,471	81,187
Medical	67,979	38,993	9,901	116,873
Semi-Cap	66,323	96,818	20,296	183,437
Advanced Computing	44,626	10,430	—	55,056
Next Generation Communications	27,514	34,765	105	62,384
External revenue	293,869	272,479	69,735	636,083
Elimination of intersegment sales	11,711	14,767	606	27,084
Segment revenue	$305,580	$287,246	$70,341	$663,167

During the three months ended March 31, 2023 and 2022, 90.4% and 89.3%, respectfully, of the Company’s revenue was recognized as products and services that were transferred over time.

The timing of revenue recognition, billings and cash collections result in billed accounts receivable, contract assets and advance payments from customers.

As of March 31, 2023 and December 31, 2022, the Company had $194.1 million and $183.6 million, respectively, in contract assets from contracts with customers. The contract assets primarily relate to the Company’s right to consideration for work completed but not billed at the reporting date. The contract assets are transferred to accounts receivable when the rights become unconditional.

Significant changes in the contract asset balance during the period are as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Beginning balance	$183,613	$155,243
Revenue recognized	630,774	569,191
Amounts collected or invoiced	(620,253)	(555,759)
Ending balance	$194,134	$168,675

As of March 31, 2023 and December 31, 2022, the Company had $185.8 million and $197.9 million, respectively, in advance payments from customers. Of those amounts, $166.7 million and $178.9 million, respectively, were customer deposits and prepayments of inventory and $19.1 million and $18.9 million, respectively, were related to the contractual timing of payments. The advance payments are not considered a significant financing component because they are used to meet working capital demands of a contract, offset inventory risks and protect the Company from the failure of other parties to fulfill obligations under a contract.

Note 10 – Accounts Receivable Sale Programs

As of March 31, 2023, in connection with trade accounts receivable sale programs with unaffiliated financial institutions, the Company may elect to sell, at a discount, on an ongoing basis, up to a maximum of $200.0 million of specific accounts receivable at any one time.

During the three months ended March 31, 2023 and 2022, the Company sold $152.8 million and $107.2 million, respectively, of accounts receivable under these programs, and in exchange, the Company received cash proceeds of $151.8 million and $107.0 million, respectively, net of the discount. The sale discount was recorded to other expense within the condensed consolidated statements of income.

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

The Company recognized $1.4 million of restructuring charges during the three months ended March 31, 2023 primarily related to the previously announced closures of our site in Moorpark, California in the Americas, and other smaller activities involving capacity reductions and reductions in workforce in certain facilities across various regions. Moorpark, California operations have ceased as of March 31, 2023 with restructuring activity expected to be fully complete in 2023.

The following table summarizes the 2023 activity in accrued restructuring, which is included in accrued liabilities in the condensed consolidated balance sheets, related to various restructuring activities initiated prior to March 31, 2023:

	Balance as of				Foreign	Balance as of
	December 31,	Restructuring	Cash	Non-Cash	Exchange	March 31,
(in thousands)	2022	Charges	Payment	Activity	Adjustments	2023
Restructuring:
Severance	$3,683	$868	$(1,921)	$—	$—	$2,630
Lease facility costs	17	46	(47)	—	—	16
Other exit costs	81	512	(512)	—	—	81
Total	$3,781	$1,426	$(2,480)	$-	$—	$2,727

The components of the restructuring charges during 2023 were as follows:

(in thousands)	Americas	Asia	Europe	Total
Severance costs	$834	$34	$—	$868
Lease facility costs	—	—	46	46
Other exit costs	512	—	—	512
	$1,346	$34	$46	$1,426

Additionally, during the third quarter of 2021, the Company made the decision to no longer continue certain manufacturing capabilities in the Americas. In connection with that decision, the Company assessed the facility and equipment assets used in those manufacturing capabilities using valuation information from third parties and recorded $4.4 million of impairment charges as a result of that assessment. The asset impairment charges are included in the restructuring charges and other costs line item on the consolidated statements of income as of September 30, 2021. During the three months ended March 31, 2022, the Company completed the sale of the equipment for $1.3 million and recorded a loss on assets held for sale of $2.0 million included in the restructuring charges and other costs line item on the consolidated statements of income.

Note 13 – Earnings Per Share

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

The following table sets forth the calculation of basic and diluted earnings per share:

	Three Months Ended March 31,
(in thousands, except per share data)	2023	2022
Net income	$12,360	$10,960
Denominator for basic earnings per share – weighted-average number of common shares outstanding during the period	35,336	35,245
Incremental common shares attributable to exercise of dilutive options	6	24
Incremental common shares attributable to outstanding restricted stock units	250	201
Denominator for diluted earnings per share	35,592	35,470
Basic earnings per share	$0.35	$0.31
Diluted earnings per share	$0.35	$0.31

Restricted stock units totaling 0.2 million and 0.3 million common shares for the three months ended March 31, 2023 and 2022, respectively, were not included in the computation of diluted earnings per share as their effect would have been anti-dilutive.

Note 14 – Financial Instruments

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

On July 30, 2021, the Company entered into forward currency exchange contracts designated as cash flow hedges of forecasted foreign currency expenses with a notional amount of $42.6 million as of March 31, 2023. Changes in the fair value of the derivatives are recorded in accumulated other comprehensive loss in the condensed consolidated balance sheets until earnings are affected by the variability of the cash flows. During the three months ended March 31, 2023 and 2022, the Company recorded an unrealized gain of $1.7 million ($1.2 million net of tax) and an unrealized gain of $0.5 million ($0.4 million net of tax), respectively, on the forward currency exchange contracts in other comprehensive income and transferred an unrealized gain of $0.4 million and a loss of $0.1 million, respectively, to cost of sales (See Note 15). The Company also has forward currency exchange contracts in place as of March 31, 2023 that have not been designated as accounting hedges and, therefore, changes in fair value are recorded within the condensed consolidated statements of income.

As of March 31, 2023, the fair value estimates for the Company’s forward currency exchange contracts were based on Level 2 inputs of the fair value hierarchy, which includes obtaining directly or indirectly observable values from third parties active in the relevant markets. Inputs in the fair value of the foreign currency forward contracts include prevailing forward and spot prices for currencies. The Company enters into forward currency exchange contracts for its operations in Mexico, Europe and Thailand.

The Company has an interest rate swap agreement, with a notional amount of $120.0 million and $121.9 million as of March 31, 2023 and December 31, 2022, respectively, to hedge a portion of its interest rate exposure on outstanding borrowings under the Credit Agreement. Under this interest rate swap agreement, the Company receives variable rate interest payments based on the one-month LIBOR rate and pays fixed rate interest payments. The fixed interest rate for the contract is 2.928%. The effect of this swap is to convert a portion of the floating rate interest expense to fixed interest rate expense. Based on the terms of the interest rate swap contract and the underlying borrowings outstanding under the Credit Agreement, the interest rate contract was determined to be highly effective, and thus qualifies and has been designated as a cash flow hedge. As such, changes in the fair value of the interest rate swap are recorded in other comprehensive income on the accompanying condensed consolidated balance sheets until earnings are affected by the variability of cash flows. During the three months ended March 31, 2023 and 2022, the Company recorded an unrealized loss of $0.1 million ($0.1 million net of tax) and an unrealized gain of $2.8 million ($2.1 million net of tax), respectively, on the swap in other comprehensive income. See Note 15.

As of March 31, 2023, the fair value estimate for the Company’s interest rate swap agreement were based on Level 2 inputs of the fair value hierarchy, as the Company obtained the valuation from a third party active in relevant markets. The valuation of the swap is primarily measured through various pricing models or discounted cash flow analysis that incorporate observable market parameters, such as interest rate yield curves and volatility.

The following table presents the fair value of the Company’s derivative instruments:

	Fair Values of Derivative Instruments
	Asset Derivatives
	Balance Sheet	March 31,	December 31,
(in thousands)	Location	2023	2022
Derivatives designated as hedging instruments:
Forward currency exchange contracts	Other current assets	$2,071	$407
Interest rate swap	Other current assets	$507	$639

Note 15 – Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component were as follows:

	Three Months Ended March 31,
	2023				2022
	Foreign				Foreign
	Currency	Derivative			Currency	Derivative
	Translation	Instruments,			Translation	Instruments,
(in thousands)	Adjustments	Net of Tax	Other	Total	Adjustments	Net of Tax	Other	Total
Beginning balance	$(15,877)	$788	$(1,144)	$(16,233)	$(12,729)	$(3,372)	$(1,057)	$(17,158)
Other comprehensive gain (loss) before reclassifications	1,050	1,576	226	2,852	(1,155)	2,364	(21)	1,188
Amounts reclassified from accumulated other comprehensive loss	—	(428)	—	(428)	—	83	—	83
Net current period other comprehensive gain (loss)	1,050	1,148	226	2,424	(1,155)	2,447	(21)	1,271
Ending balance	$(14,827)	$1,936	$(918)	$(13,809)	$(13,884)	$(925)	$(1,078)	$(15,887)

Unrealized gains and losses relating to derivative instruments, reclassified from accumulated other comprehensive loss for the three months ended March 31, 2023 and 2022, were recognized as a component of cost of sales in the condensed consolidated statements of income, which relate to the Company's foreign currency contracts accounted for as cash flow hedges. See Note 14 for further explanation of the change in derivative instruments that is recorded to accumulated other comprehensive loss.

Note 16 – Segment and Geographic Information

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

	Three Months Ended March 31,
(in thousands)	2023	2022
Net sales:
Americas	$397,208	$305,580
Asia	268,043	287,246
Europe	77,855	70,341
Elimination of intersegment sales	(48,411)	(27,084)
	$694,695	$636,083
Depreciation and amortization:
Americas	$5,132	$4,855
Asia	2,351	2,547
Europe	778	804
Corporate	2,839	2,691
	$11,100	$10,897
Income from operations:
Americas	$13,331	$10,365
Asia	28,784	27,806
Europe	6,686	4,638
Corporate and intersegment eliminations	(26,059)	(27,402)
	22,742	15,407
Interest expense	(6,450)	(1,750)
Interest income	1,258	130
Other expense	(2,165)	(294)
Income before income taxes	$15,385	$13,493
Capital expenditures:
Americas	$23,109	$12,516
Asia	7,548	3,928
Europe	1,688	1,797
Corporate	6,386	(266)
	$38,731	$17,975

	March 31,	December 31,
(in thousands)	2023	2022
Total assets:
Americas	$1,118,529	$1,055,533
Asia	774,147	764,164
Europe	188,513	183,443
Corporate	197,459	224,191
	$2,278,648	$2,227,331

Geographic net sales information provided below reflects the destination of the product shipped. Long-lived assets information is based on the physical location of the asset and includes property, plant and equipment, net, operating lease right-of-use assets, and other long-term assets, net.

	Three Months Ended March 31,
(in thousands)	2023	2022
Geographic net sales:
United States	$431,185	$329,110
Singapore	86,956	105,672
Other Asia	45,253	74,910
Europe	104,693	99,265
Other	26,608	27,126
	$694,695	$636,083

	March 31,	December 31,
(in thousands)	2023	2022
Long-lived assets:
United States	$248,769	$249,409
Asia	72,094	68,283
Europe	29,191	29,338
Other	32,745	23,801
	$382,799	$370,831

Note 17 –Supplemental Cash Flow and Non-Cash Information

The following is additional information concerning supplemental disclosures of cash payments.

	Three Months Ended March 31,
(in thousands)	2023	2022
Income taxes paid, net	$4,428	$3,478
Interest paid	$5,874	$1,562
Non-cash investing activity:
Additions to property, plant and equipment in accounts payable	$5,555	$3,744

Note 18 –Subsequent Events

On May 1, 2023, the Company entered into Amendment No. 3 to the Credit Agreement. Amendment No. 3 increased the Revolving Credit Facility commitments from $450 million to $550 million. Amendment No. 3 also established that the interest on outstanding borrowings starting on the next reset date and any new borrowings under Amendment No. 3 (other than swingline loans) will accrue, at the Company’s option, at (a) Term Secured Overnight Financing Rate (SOFR) plus 0.10% plus the Applicable Rate (as defined in the Credit Agreement, approximately 1.00% to 2.00% per annum depending on various factors) or (b) for U.S. Dollar denominated loans, the base rate (which is the highest of (i) the federal funds rate plus 0.50%, (ii) the Bank of America, N.A. prime rate, (iii) Term SOFR plus 1.00% and (iv) 1.00%).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The financial information and the discussion below should be read in conjunction with other information, including the condensed consolidated financial statements and Notes thereto in Part I, Item 1 of this quarterly report on Form 10-Q for the quarterly period ended March 31, 2023 (this Report), consolidated financial statements appearing in the Company’s annual report on Form 10-K for the year ended December 31, 2022 (the Form 10-K), and Part I, Item 1A, Risk Factors of the Form 10-K. In this Report, references to Benchmark, the Company or use of the words “we”, “our” and “us” include Benchmark’s subsidiaries unless otherwise noted.

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts and may include words such as “anticipate,” “believe,” “intend,” “plan,” “project,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” “will,” “could,” “predict,” and similar expressions or the negative or other variations thereof. In particular, statements, express or implied, concerning the Company’s expectations relating to current supply chain and labor constraints, global geopolitical events (such as Russia's invasion of Ukraine and U.S. tensions with China), inflationary pressures, future operating results or margins, the ability to generate sales and income or cash flow, expected revenue mix, the Company’s business strategy and strategic initiatives, the Company’s repurchases of shares of its common stock and the Company’s intentions concerning the payment of dividends, among others, are forward-looking statements. Although the Company believes these statements are based on and derived from reasonable assumptions, they involve risks, uncertainties and assumptions that are beyond the Company’s ability to control or predict, relating to operations, markets and the business environment generally, including those discussed under Part I, Item 1A of this Report and in any of the Company’s subsequent reports filed with the Securities and Exchange Commission (SEC). Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes, including the future results of our operations, may vary materially from those indicated. Undue reliance should not be placed on any forward-looking statements. Forward-looking statements are not guarantees of performance. All forward-looking statements included in this document are based upon information available to the Company as of the date of this document, and the Company assumes no obligation to update.

OVERVIEW

We are a worldwide provider of advanced manufacturing services (both electronic manufacturing services (EMS) and precision technology services), which include design and engineering services and technology solutions.

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

•
Technology Solutions, which involve developing a library of building blocks or reference designs primarily in defense solutions, surveillance systems, radio frequency (RF) subsystems, and front-end managed connected data collection systems. We often partner with our customers to merge these solutions utilizing our engineering services to provide turnkey product development from requirements through the launch to volume production into our factories. Our building blocks can be utilized across a variety of industries, but we have significant focus and capabilities in the A&D, medical, next generation communications and the complex industrials markets. We have also developed differentiated capabilities in RF and high-speed design for both components and substrates. The need to improve size, weight, and power (SWaP) to accommodate high frequency electronics communications is important to customers in the A&D, medical and next generation communications markets.

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

We employ enterprise resource planning (ERP) systems and lean manufacturing principles to manage procurement and manufacturing processes in an efficient and cost-effective manner so that, where possible, components arrive on a just-in-time, as-and-when-needed basis. Because we are a significant purchaser of electronic components and other raw materials, we are generally able to capitalize on the economies of scale associated with our relationships with suppliers to negotiate price discounts, obtain components and other raw materials that are in short supply, and return excess components. Utilizing our agility and expertise in supply chain management and our relationships with suppliers across the supply chain, we strive to help reduce our customers’ cost of goods sold and inventory exposure. However, due to global labor and supply disruptions, we continue to see component supply chain constraints across all commodity categories that are constraining our ability to produce the full demand forecasts we are receiving from customers.

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

COVID Pandemic Update

The COVID pandemic affected the Company’s operations in 2022. We continue to monitor the COVID-19 pandemic and actively assess potential implications to our business, supply chain, customer fulfillment sites, support operations and customer demand. We are also continuing to take appropriate measures to protect the health and safety of our employees and to create and maintain a safe working environment. While the effects of the COVID-19 pandemic have been decreasing, if the COVID-19 pandemic or its adverse effects become more severe or prevalent in the future or are prolonged in the locations where we, our customers, suppliers or contract manufacturers conduct business, or we experience more pronounced disruptions in our operations, or in economic activity and demand generally, our business and results of operations in future periods could be materially adversely affected.

See "2022 Overview" and "Risk Factors-Shortages or price increases of components specified by our customers have delayed and are expected to continue delaying shipments and may adversely affect our profitability" in Part I, Item 1A of our 2022 10-K for additional information.

First Quarter 2023 Highlights

Sales for the three months ended March 31, 2023 were $694.7 million, a 9% increase from sales of $636.1 million during the three months ended March 31, 2022. During the first quarter of 2023, sales to customers in our various industry sectors fluctuated from the first quarter of 2022 as follows:

• Industrials increased by 5%,

• A&D decreased by 2%,

• Medical increased by 17%, and

• Semi-Cap decreased by 19%.

• Advanced Computing increased by 74%, and

• Next Generation Communications increased by 45%.

The overall revenue increase was due primarily to strength in the Advanced Computing, Next Generation Communications and Medical sectors. See "Results of Operations — Sales" below.

Our sales depend on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, the availability of electronic component supply, or the failure of a major customer to pay for components or services, have adversely affected us. A substantial percentage of our sales are made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. Sales to our ten largest customers represented 51% of our total sales during the three months ended March 31, 2023 and 2022. Due to global labor and supply disruptions, we continue to see component supply chain constraints across all commodity categories that are constraining our ability to produce the full demand forecasts we are receiving from customers. Lead times are improving from previous highs but continue to be elongated from historical levels. Components continue to be placed on allocation by suppliers or pushed out from previously committed component orders and timing restrictions continue across the commodity categories. Though we have recently started to see the easing of certain material constraints, these last-minute allocations created inefficiencies in our operations and contributed to the sequential increase in inventory, as well as increased costs to us and our customers.

We experience fluctuations in gross profit from period to period. Different programs contribute different gross profits depending on the type of services involved, location of production, size of the program, complexity of the product and level of material costs associated with the various products. Moreover, new programs can contribute relatively less to our gross profit in their early stages when manufacturing volumes are usually lower, resulting in inefficiencies and unabsorbed manufacturing overhead costs. During periods of low production volume, we generally have unabsorbed manufacturing overhead costs and reduced gross profit. Gross profit can also be impacted by higher costs associated with other situations, such as supply chain constraints. This includes supply chain premiums for excess component costs paid to secure available supply resulting in revenue with cost recovery only with no margin. In addition, a number of our new program ramps require incremental investment during the launch and ramp phase which can exert downward pressure on our gross profit.

We have undertaken initiatives to restructure our business operations with the intention of improving utilization and reducing costs. During the first three months of 2023, we recognized $1.4 million of restructuring and other costs due to expenses associated with various site closures and restructuring activities.

Inflation, disruption in the global economy and financial markets, and the ongoing effects of the COVID-19 pandemic, continue to create uncertainty. However, we are not aware of any specific event or circumstance that would require updates to our estimates or judgments or require us to revise the carrying value of our assets or liabilities as of the date we filed this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ from these estimates under different assumptions or conditions.

RESULTS OF OPERATIONS

The following table presents the percentage relationship that certain items in our condensed consolidated statements of income bear on sales for the periods indicated.

	Three Months Ended March 31,
	2023	2022
Sales	100.0%	100.0%
Cost of sales	90.8	90.9
Gross profit	9.2	9.1
Selling, general and administrative expenses	5.5	5.7
Amortization of intangible assets	0.2	0.3
Restructuring charges and other costs	0.2	0.7
Income from operations	3.3	2.4
Other expense, net	(1.1)	(0.3)
Income before income taxes	2.2	2.1
Income tax expense	0.4	0.4
Net income	1.8%	1.7%

Sales

As noted above, sales for the first quarter of 2023 increased 9% from the same quarter in 2022.

Sales are analyzed by management by industry sector and by geographic segment, which reflects our reportable segments. Our global business development strategy is based on our targeted industry sectors. Management measures operational performance and allocates resources on a geographic segment basis.

Sales by industry sector were as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Industrials	$143,526	$137,146
A&D	79,415	81,187
Medical	137,049	116,873
Semi-Cap	148,469	183,437
Advanced Computing	95,998	55,056
Next Generation Communications	90,238	62,384
Total	$694,695	$636,083

Industrials. First quarter 2023 sales increased 5% to $143.5 million from $137.1 million in the first quarter of 2022. The increase was primarily due to continued demand improvements from energy-related products, building infrastructure, and light detection and ranging applications.

Aerospace and Defense. First quarter 2023 sales decreased 2% to $79.4 million from $81.2 million in the first quarter of 2022. The decrease was primarily due to decreased demand with existing customers.

Medical. First quarter 2023 sales increased 17% to $137.0 million from $116.9 million in the first quarter of 2022. The increase was primarily due to end market growth with existing customers and new programs.

Semiconductor Capital Equipment. First quarter 2023 sales decreased 19% to $148.5 million from $183.4 million in the first quarter of 2022. The decrease was primarily due to lower demand with existing customers.

Advanced Computing. First quarter 2023 sales increased 74% to $96.0 million from $55.1 million in the first quarter of 2022. The increase was primarily due to the continued execution of current high-performance computing programs.

Next Generation Communications. First quarter 2023 sales increased 45% to $90.2 million from $62.4 million in the first quarter of 2022. The increase was primarily due to higher demand with existing customers.

Our international operations are subject to the risks of doing business abroad. See Part I, Item 1A of our 2022 10-K for factors pertaining to our international sales, fluctuations in foreign currency exchange rates and a discussion of potential adverse effects in operating results associated with the risks of doing business abroad. During the first quarter of 2023 and 2022, 59% and 61%, respectively, of our sales were from international operations.

Sales by geographic segment were as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Net sales:
Americas	$397,208	$305,580
Asia	268,043	287,246
Europe	77,855	70,341
Elimination of intersegment sales:	(48,411)	(27,084)
Total net sales	$694,695	$636,083

Americas. First quarter 2023 sales increased 30% to $397.2 million from $305.6 million in the first quarter of 2022. The increase was primarily due to increasing demand with existing customers and new program ramps with existing and new customers.

Asia. First quarter 2023 sales decreased 7% to $268.0 million from $287.2 million in the first quarter of 2022. The decrease was primarily due to lower demand with existing customers.

Europe. First quarter 2023 sales increased 11% to $77.9 million from $70.3 million in the first quarter of 2022. The increase was primarily due to increasing demand with existing customers and new customer program ramps.

Gross Profit

Gross profit increased 11% to $64.0 million in the first quarter of 2023 from $57.6 million in the first quarter of 2022. Gross profit increased primarily due to higher revenue and operational efficiencies.

Operating Income

First quarter 2023 operating income increased 48% to $22.7 million from $15.4 million in the first quarter of 2022. The increase was primarily due to an increase in revenue and respective gross profit, and a decrease in restructuring charges and other costs partially offset by an increase in selling, general and administrative (SG&A) expenses.

Operating income by reportable segment was as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Operating income:
Americas	$13,331	$10,365
Asia	28,784	27,806
Europe	6,686	4,638
Corporate and other costs	(26,059)	(27,402)
Total operating income	$22,742	$15,407

Americas. First quarter 2023 operating income increased 29% to $13.3 million from $10.4 million in the first quarter of 2022. The increase was primarily due to higher revenue.

Asia. First quarter 2023 operating income increased 4% to $28.8 million from $27.8 million in the first quarter of 2022. The increase was primarily due to improved productivity in labor.

Europe. First quarter 2023 operating income increased 44% to $6.7 million from $4.6 million in the first quarter of 2022. The increase was primarily due to higher revenue.

Selling, General and Administrative Expenses

SG&A increased to $38.2 million in the first quarter of 2023 from $36.3 million in the first quarter of 2022. The increase was primarily due to an increase in variable compensation and expenses related to continued IT infrastructure investments.

Amortization of Intangible Assets

Amortization of intangible assets was $1.6 million in both the first quarter of 2023 and 2022.

Restructuring Charges and Other Costs

During the first quarter of 2023, we recognized $1.4 million of restructuring charges and other costs, respectively, primarily due to expenses associated with announced site closures or exits, reductions in force and other restructuring activities primarily in the Americas. During the first quarter of 2022, we recognized $2.3 million of restructuring charges and other costs primarily due to expenses associated with announced site closures or exits, reductions in force and other restructuring activities primarily in the Americas, in addition to a $2.0 million loss on assets held for sale related to certain manufacturing capabilities in the Americas that the Company made the decision in 2021 to no longer continue. See Note 12 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Report for additional information on our restructuring charges.

Interest Expense

Interest expense increased to $6.5 million in the quarter of 2023 from $1.8 million in the first quarter of 2022. The increase was primarily due to increased borrowings under our revolving credit facility to support investment in working capital and higher interest rates.

Interest Income

Interest income increased to $1.3 million in the first quarter of 2023 from $0.1 million in the first quarter of 2022. The increase was primarily due to higher interest rates.

Income Tax Expense

Income tax expense of $3.0 million represented a 19.7% effective tax rate for the first quarter of 2023, compared with $2.5 million in the first quarter of 2022 representing an effective tax rate of 18.8%. The differences between the effective tax rates for 2023 compared to 2022 is related to the mix of profits in our various jurisdictions.

We have been granted certain tax incentives, including tax holidays, for our subsidiaries in China and Thailand that will expire at various dates, unless extended or otherwise renegotiated, through 2023 in China and 2030 in Thailand. See Note 8 to the condensed consolidated financial statements in Part I, Item 1 of this Report.

Net Income

We reported a net income of $12.4 million, or $0.35 per diluted share, for the first quarter of 2023, compared with a net income of $11.0 million, or $0.31 per diluted share, for the first quarter of 2022. The increase was primarily the result of items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our organic growth and operations through funds generated from operations and borrowings under our Credit Agreement (as defined below). Cash and cash equivalents and restricted cash totaled $211.7 million at March 31, 2023 and $207.4 million at December 31, 2022, of which $192.1 million and $167.7 million, respectively, were held outside the U.S. in various foreign subsidiaries.

Cash used in operating activities was $24.9 million during the first quarter of 2023. The cash used in operations during 2023 consisted primarily of a $49.9 million increase in inventories, a $21.3 decrease in accrued liabilities, a $12.1 million decrease in advance payments from customers, a $10.5 million increase in contract assets, and a $3.7 million increase in prepaids and other assets, partially offset by $12.4 million of net income, $11.1 million of depreciation and amortization, a $30.4 million decrease in accounts receivable and a $15.4 million increase in accounts payable. Working capital was $1.0 billion at March 31, 2023 and $0.9 billion at December 31, 2022. The growth in working capital is a result of the investment in inventory to support our revenue growth.

We primarily purchase components only after customer orders or forecasts are received, which mitigates, but does not eliminate, the risk of loss on inventories. Supplies of electronic components and other materials used in operations are subject to industry-wide shortages. In certain instances, suppliers may allocate available quantities to us. When shortages of these components and other material supplies used in operations have occurred, vendors have at times been unable to ship the quantities we need for production, forcing us to delay shipments, which can increase backorders and impact cash flows. Vendors also may increase the costs of components based on the market conditions including these shortages. In certain instances, we request and receive advance payments from customers as prepayments of inventory to meet working capital demands of a contract, offset inventory risks such as inventory purchased in advance of current needs and protect the Company from the failure of other parties to fulfill obligations under a contract. For example, we have been impacted by supply chain constraints, including shortages, longer lead times and increased transit times.

Cash used in investing activities was $38.7 million during the first quarter of 2023 primarily due to purchases of additional property, plant and equipment totaling $35.9 million and purchased software of $2.8 million. The purchases of property, plant and equipment were primarily for machinery and equipment in the Americas.

Cash provided by financing activities was $67.0 million during the first quarter of 2023. Borrowings under the Credit Agreement were $230.0 million. Principal payments under the Credit Agreement totaled $151.6 million, dividends paid totaled $5.8 million and employee taxes paid for with shares withheld totaled $5.6 million.

On December 21, 2021, the Company amended and restated the Company’s prior $650 million credit agreement by entering into a $381 million amended and restated credit agreement (the Amended and Restated Credit Agreement). Under the terms of the Amended and Restated Credit Agreement, in addition to the $131.3 million term loan facility, we have a $250.0 million five-year revolving credit facility to be used for general corporate purposes, both with a maturity date of December 21, 2026. On May 20, 2022, the Company entered into Amendment No. 1 (the Amendment) to the Amended and Restated Credit Agreement (as amended, the Credit Agreement). The Amendment, among other things, increased the revolving credit facility commitments from $250 million to $450 million. On February 3, 2023, the Company entered into Amendment No. 2 to the Credit Agreement which increases the maximum amount of trade accounts that the Company may elect to sell at any one time to $200.0 million. On May 1, 2023, the Company entered into Amendment No. 3 to the Credit Agreement. Amendment No. 3 increased the Revolving Credit Facility commitments from $450 million to $550 million. Amendment No. 3 also established that the interest on outstanding borrowings starting on the next reset date and any new borrowings under Amendment No. 3 (other than swingline loans) will accrue, at the Company’s option, at (a) Term Secured Overnight Financing Rate (SOFR) plus 0.10% plus the Applicable Rate (as defined in the Credit Agreement, approximately 1.00% to 2.00% per annum depending on various factors) or (b) for U.S. Dollar denominated loans, the base rate (which is the highest of (i) the federal funds rate plus 0.50%, (ii) the Bank of America, N.A. prime rate, (iii) Term SOFR plus 1.00% and (iv) 1.00%). The Credit Agreement includes an accordion feature pursuant to which the Company is permitted to add one or more incremental term loans and/or increase commitments under the revolving credit facility in an aggregate amount of $100 million or a higher amount, subject to the satisfaction of certain conditions and exceptions. As of March 31, 2023, we had $129.6 million in borrowings outstanding under the term loan facility, $275.0 million in borrowings outstanding under the revolving credit facility, and $3.9 million in letters of credit outstanding under our revolving credit facility. Under the revolving credit facility, $171.1 million remains available for future borrowings, subject to compliance with financial covenants as to interest coverage and debt leverage, in addition to other debt covenant restrictions. See Note 5 to the condensed consolidated financial statements in Part I, Item 1 of this Report for more information regarding the terms of the Credit Agreement.

The Credit Agreement contains certain financial covenants related to interest coverage and debt leverage, and certain customary affirmative and negative covenants, including restrictions on our ability to incur additional debt and liens, pay dividends, repurchase shares, sell assets and merge or consolidate with other persons. Amounts due under the Credit Agreement could be accelerated upon specified events of default, including a failure to pay amounts due, breach of a covenant, material inaccuracy of a representation, or occurrence of bankruptcy or insolvency, subject, in some cases, to cure periods. As of March 31, 2023, we were in compliance with all of these covenants and restrictions.

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

As of March 31, 2023, we had cash and cash equivalents, including restricted cash, totaling $211.7 million and $171.1 million available for borrowings under the Credit Agreement, subject to compliance with financial covenants as to interest coverage and debt leverage, in addition to other debt covenant restrictions.

During the next 12 months, we believe our capital expenditures will approximate $50 million to $60 million, principally for machinery and equipment to help increase our production capacity to support anticipated revenue growth and our ongoing business around the globe.

On March 6, 2018, our Board of Directors approved an expanded stock repurchase program granting us the authority to repurchase up to $250 million in shares of the Company’s common stock in addition to the $100 million approved on December 7, 2015. On February 19, 2020 and October 26, 2021, the Board of Directors authorized the repurchase of an additional $150 million and $100 million, respectively, of shares of the Company’s common stock. During the three months ended March 31, 2023, we had no share repurchases. As of March 31, 2023, we had $154.6 million remaining under the share repurchase authorization to purchase additional shares. We are under no commitment or obligation to repurchase any particular amount of shares of the Company’s common stock.

The Company began declaring and paying quarterly dividends during the first quarter of 2018. In February 2020, the Board of Directors approved a quarterly dividend increase, raising the quarterly dividend from $0.15 to $0.16 per common share. In May 2021, the Board of Directors approved another quarterly dividend increase, raising the quarterly dividend from $0.16 to $0.165 per common share. During both the first three months of 2023 and 2022, cash dividends paid totaled $5.8 million. On March 13, 2023, the Company declared a quarterly cash dividend of $0.165 per share of the Company’s common stock to shareholders of record as of March 31, 2023. The dividend of $5.9 million was paid on April 13, 2023. The Board of Directors currently intends to continue paying quarterly dividends. However, the Company’s future dividend policy is subject to the Company’s compliance with applicable law, and depends on, among other things, the Company’s results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in the Company’s debt agreements, and other factors that the Board of Directors may deem relevant, including the impact of the COVID pandemic. Dividend payments are not mandatory or guaranteed; there can be no assurance that the Company will continue to pay a dividend in the future.

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

CONTRACTUAL OBLIGATIONS

We have certain contractual obligations for operating and capital leases that were summarized in Contractual Obligations in our 2022 10-K. Other than items discussed in Note 6 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Report, there have been no material changes to our contractual obligations, outside of the ordinary course of our business, since December 31, 2022.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES AND RECENTLY ENACTED ACCOUNTING PRINCIPLES

Management’s discussion and analysis is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. See Note 2 to the condensed consolidated financial statements in Part I, Item 1 of this Report for a discussion of recently enacted accounting principles. Also, our significant accounting policies are summarized in Note 1 to the Consolidated Financial Statements included in our 2022 10-K. There have been no changes to the items disclosed as critical accounting estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our 2022 10-K.

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

We transact business in various foreign countries and are subject to foreign currency fluctuation risks. We use natural hedging and forward contracts to economically hedge transactional exposure primarily associated with trade accounts receivable, other receivables, trade accounts payable, and lease liabilities that are denominated in a currency other than the functional currency of the respective operating entity. We do not use derivative financial instruments for speculative purposes. Certain forward currency exchange contracts in place as of March 31, 2023 have not been designated as accounting hedges and, therefore, changes in fair value are recorded within our condensed consolidated statements of income.

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

We are also exposed to interest rate risk on borrowings under our Credit Agreement. As of March 31, 2023, we had $129.6 million outstanding on the floating rate term loan facility, and we have an interest rate swap agreement with a notional amount of $120.0 million. Under this swap agreement, we receive variable rate interest rate payments and pay fixed rate interest payments. The effect of this swap is to convert a portion our floating rate interest expense to fixed interest rate expense. The interest rate swap is designated as a cash flow hedge.

For additional information regarding our forward currency exchange contracts and interest rate swap agreement, see Note 14 to the condensed consolidated financial statements in Part I, Item 1 of this Report.

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

We are currently upgrading our ERP system, which is expected to occur in phases over the next several years. We have completed the implementation of the upgrades at certain of the Company’s locations, and have revised and updated the related controls. These changes did not materially affect our internal control over financial reporting. As we implement the upgrades of this ERP system at the remaining locations over the next several years, we will continue to assess the impact on our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in various legal actions arising in the ordinary course of business. Information about our legal proceedings is included in Note 11 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Report and is incorporated by reference herein. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position or results of operations.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of our 2021 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information for the quarter ended March 31, 2023 about the Company’s repurchases of its equity securities registered pursuant to Section 12 of the Exchange Act:

(d)
Maximum
Number (or
			(c)	Approximate
			Total Number of	Dollar Value)
			Shares (or Units)	of Shares (or
	(a)		Purchased as	Units) that
	Total Number of	(b)	Part of Publicly	May Yet Be Purchased
	Shares (or	Average Price	Announced	Under the
	Units)	Paid per Share	Plans or	Plans or
Period	Purchased	(or Unit)	Programs	Programs(1)
January 1 to 31, 2023	—	$—	—	$154.6 million
February 1 to 28, 2023	—	—	—	$154.6 million
March 1 to 31, 2023	—	—	—	$154.6 million
Total	—	$—	—

(1) On October 30, 2018, the Company announced that the Board of Directors authorized the repurchase of $100 million of shares of the Company’s common stock in addition to the $250 million previously announced on March 7, 2018. On February 24, 2020, the Company announced that the Board of Directors authorized the repurchase of an additional $150 million of shares of the Company’s common stock. Net of shares repurchased through March 31, 2023, the total remaining authorization outstanding as of March 31, 2023 is $154.6 million. Stock purchases may be made in the open market, in privately negotiated transactions or block transactions, at the discretion of the Company’s management and as market conditions warrant. Purchases are funded from available cash and may be commenced, suspended or discontinued at any time without prior notice. Shares of stock repurchased under the program are retired.

Item 6. Exhibits

Exhibit Number
Description of Exhibit

3.1

Restated Certificate of Formation dated May 17, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 17, 2016) (the 8-K) (Commission file number 1-10560)

3.2

Amended and Restated Bylaws of the Company dated December 2, 2020 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated December 7, 2020 (Commission file number 1-10560))

4.1

Specimen form of certificate evidencing the Common Shares (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014) (Commission file number 1-10560)

10.1 *

Amendment No. 3 to Amended and Restated Credit Agreement, dated May 1, 2023, by and among Benchmark Electronics, Inc., certain of its subsidiaries, the lenders party thereto and Bank of America, N.A. as Administrative Agent, Swingline Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Company's Current Report of Form 8-dated May 3, 2023 (Commission file number 1-10560))

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 4, 2023.

BENCHMARK ELECTRONICS, INC.

(Registrant)

By:	/s/ Jeffrey W. Benck
Jeffrey W. Benck
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Roop K. Lakkaraju
Roop K. Lakkaraju
Chief Financial Officer
(Principal Financial and Accounting Officer)