Form 10-Q
period 2023-06-30
BENCHMARK ELECTRONICS INC
filed 2023-08-03
CIK 863436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of July 31, 2023, there were 35,670,634 shares of common stock of Benchmark Electronics, Inc., par value $0.10 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
(in thousands, except par value)	2023	2022
Assets
Current assets:
Cash and cash equivalents	$244,587	$207,430
Restricted cash	743	—
Accounts receivable, net of allowance for doubtful accounts of $1,469 and $514, respectively	484,648	491,957
Contract assets	185,877	183,613
Inventories	756,391	727,749
Prepaid expenses and other assets	48,809	41,392
Income taxes receivable	6	8
Total current assets	1,721,061	1,652,149
Property, plant and equipment, net	222,245	211,478
Operating lease right-of-use assets	92,657	93,081
Goodwill	192,116	192,116
Deferred income taxes	14,561	12,235
Other assets, net	64,823	66,272
	$2,307,463	$2,227,331
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$3,458	$4,275
Accounts payable	417,406	424,272
Advance payments from customers	185,677	197,937
Income taxes payable	14,827	12,236
Accrued liabilities	100,553	110,416
Total current liabilities	721,921	749,136
Long-term debt, less current installments	423,967	320,675
Operating lease liabilities	85,343	86,687
Other long-term liabilities	28,008	43,922
Deferred income taxes	495	495
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.10 par value; 5,000 shares authorized, none issued	—	—
Common stock, $0.10 par value; 145,000 shares authorized; issued and outstanding – 35,642 and 35,164, respectively	3,564	3,516
Additional paid-in capital	522,247	519,238
Retained earnings	534,470	519,895
Accumulated other comprehensive loss	(12,552)	(16,233)
Total shareholders’ equity	1,047,729	1,026,416
	$2,307,463	$2,227,331

See accompanying notes to unaudited interim condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2023	2022	2023	2022
Sales	$733,232	$728,029	$1,427,927	$1,364,112
Cost of sales	666,201	669,273	1,296,938	1,247,754
Gross profit	67,031	58,756	130,989	116,358
Selling, general and administrative expenses	37,672	35,842	75,870	72,131
Amortization of intangible assets	1,591	1,592	3,183	3,201
Restructuring charges and other costs (income)	3,287	(1,110)	4,713	3,187
Income from operations	24,481	22,432	47,223	37,839
Interest expense	(8,258)	(2,185)	(14,708)	(3,935)
Interest income	1,622	261	2,880	391
Other income (expense), net	61	784	(2,104)	490
Income before income taxes	17,906	21,292	33,291	34,785
Income tax expense	3,915	4,071	6,940	6,604
Net income	$13,991	$17,221	$26,351	$28,181
Earnings per share:
Basic	$0.39	$0.49	$0.74	$0.80
Diluted	$0.39	$0.49	$0.74	$0.79
Weighted-average number of shares outstanding:
Basic	35,618	35,157	35,478	35,201
Diluted	35,676	35,336	35,730	35,616

See accompanying notes to unaudited interim condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Net income	$13,991	$17,221	$26,351	$28,181
Other comprehensive income (loss):
Foreign currency translation adjustments	55	(3,501)	1,105	(4,656)
Unrealized gain on derivatives, net of tax	996	1,116	2,144	3,563
Other	206	(20)	432	(41)
Other comprehensive income (loss)	1,257	(2,405)	3,681	(1,134)
Comprehensive income	$15,248	$14,816	$30,032	$27,047

See accompanying notes to unaudited interim condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(unaudited)

(in thousands)	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balances, December 31, 2022	35,164	$3,516	$519,238	$519,895	$(16,233)	$1,026,416
Stock-based compensation expense	—	—	8,657	—	—	8,657
Stock options exercised	5	1	67	—	—	68
Vesting of restricted stock units	705	70	(70)	—	—	—
Shares withheld for taxes	(232)	(23)	(5,645)	—	—	(5,668)
Dividends declared	—	—	—	(11,776)	—	(11,776)
Net income	—	—	—	26,351	—	26,351
Other comprehensive income	—	—	—	—	3,681	3,681
Balances, June 30, 2023	35,642	$3,564	$522,247	$534,470	$(12,552)	$1,047,729

Balances, March 31, 2023	35,589	$3,559	$518,499	$526,377	$(13,809)	$1,034,626
Stock-based compensation expense	—	—	3,867	—	—	3,867
Vesting of restricted stock units	54	5	(5)	—	—	—
Shares withheld for taxes	(1)	—	(114)	—	—	(114)
Dividends declared	—	—	—	(5,898)	—	(5,898)
Net income	—	—	—	13,991	—	13,991
Other comprehensive income	—	—	—	—	1,257	1,257
Balances, June 30, 2023	35,642	$3,564	$522,247	$534,470	$(12,552)	$1,047,729

(in thousands)	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balances, December 31, 2021	35,213	$3,521	$507,447	$479,992	$(17,158)	$973,802
Stock-based compensation expense	—	—	8,487	—	—	8,487
Shares repurchased and retired	(376)	(37)	(4,177)	(5,177)	—	(9,391)
Stock options exercised	32	3	456	—	—	459
Vesting of restricted stock units	388	39	(39)	—	—	—
Shares withheld for taxes	(117)	(12)	(3,002)	—	—	(3,014)
Dividends declared	—	—	—	(11,617)	—	(11,617)
Net income	—	—	—	28,181	—	28,181
Other comprehensive loss	—	—	—	—	(1,134)	(1,134)
Balances, June 30, 2022	35,140	$3,514	$509,172	$491,379	$(18,292)	$985,773

Balances, March 31, 2022	35,261	$3,526	$506,714	$482,052	$(15,887)	$976,405
Stock-based compensation expense	—	—	4,281	—	—	4,281
Shares repurchased and retired	(162)	(16)	(1,802)	(2,091)	—	(3,909)
Stock options exercised	—	—	—	—	—	—
Vesting of restricted stock units	42	4	(4)	—	—	—
Shares withheld for taxes	(1)	—	(17)	—	—	(17)
Dividends declared	—	—	—	(5,803)	—	(5,803)
Net income	—	—	—	17,221	—	17,221
Other comprehensive loss	—	—	—	—	(2,405)	(2,405)
Balances, June 30, 2022	35,140	$3,514	$509,172	$491,379	$(18,292)	$985,773

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
(in thousands)	2023	2022
Cash flows from operating activities:
Net income	$26,351	$28,181
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	16,774	16,506
Amortization	5,775	5,356
Provision for doubtful accounts	1,321	120
Deferred income taxes	(3,045)	(3,100)
Asset impairments	923	—
Gain on the sale of property, plant and equipment	(392)	(239)
Gain on assets held for sale	—	(393)
Stock-based compensation expense	8,657	8,487
Changes in operating assets and liabilities:
Accounts receivable	6,359	(91,200)
Contract assets	(2,264)	(23,929)
Inventories	(28,096)	(146,178)
Prepaid expenses and other assets	(9,404)	(8,794)
Accounts payable	9,499	69,943
Advance payments from customers	(12,260)	55,433
Accrued liabilities	(22,324)	(12,177)
Operating leases	(1,004)	(470)
Income taxes	2,762	8,944
Net cash used in operations	(368)	(93,510)
Cash flows from investing activities:
Additions to property, plant and equipment	(44,668)	(23,201)
Proceeds from the sale of property, plant and equipment	635	280
Proceeds from the sale of assets held for sale	—	5,372
Additions to capitalized purchased software	(2,381)	(1,770)
Other	(50)	5
Net cash used in investing activities	(46,464)	(19,314)
Cash flows from financing activities:
Debt issuance costs	(216)	(555)
Proceeds from stock options exercised	68	459
Employee taxes paid for with shares withheld	(5,668)	(3,014)
Dividends paid	(11,696)	(11,628)
Borrowings under credit agreement	409,500	398,000
Principal payments on credit agreement	(306,961)	(263,000)
Principal payments on finance leases	(86)	(82)
Share repurchases	—	(9,391)
Net cash provided by financing activities	84,941	110,789
Effect of exchange rate changes	(209)	(5,795)
Net increase (decrease) in cash and cash equivalents and restricted cash	37,900	(7,830)
Cash and cash equivalents and restricted cash at beginning of year	207,430	271,749
Cash and cash equivalents and restricted cash at end of period	$245,330	$263,919

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(amounts in thousands, except per share data, unless otherwise noted)

(unaudited)

Note 1 – Basis of Presentation

Benchmark Electronics, Inc. (the Company) is a Texas corporation that provides advanced manufacturing services (electronic manufacturing services and precision technology services), which include design and engineering services and technology solutions. From initial product concept to volume production, including direct order fulfillment and aftermarket services, the Company has been providing integrated services and solutions to original equipment manufacturers since 1979. The Company serves the following market sectors: aerospace and defense (A&D), medical technologies, complex industrials, semiconductor capital equipment (Semi-Cap), next-generation communications and advanced computing. The Company has manufacturing operations located in the United States and Mexico (the Americas), Asia and Europe.

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

Note 3 – Inventories

Inventory costs are summarized as follows:

	June 30,	December 31,
(in thousands)	2023	2022
Raw materials	$731,460	$710,494
Work in process	21,013	15,546
Finished goods	3,918	1,709
	$756,391	$727,749

Note 4 – Goodwill and Other Intangible Assets

Goodwill allocated to the Company’s reportable segments were as follows:

(in thousands)	Americas	Asia	Total
Goodwill as of June 30, 2023 and December 31, 2022	$154,014	$38,102	$192,116

Other assets, net consist primarily of acquired identifiable intangible assets and capitalized purchased software costs. Acquired identifiable intangible assets and capitalized purchased software costs as of June 30, 2023 and December 31, 2022 were as follows:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$100,090	$(69,148)	$30,942
Capitalized purchased software costs	54,829	(38,989)	15,840
Technology licenses	15,500	(15,500)	—
Trade names and trademarks	7,800	—	7,800
Other	868	(389)	479
Intangible assets, June 30, 2023	$179,087	$(124,026)	$55,061

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$100,072	$(65,958)	$34,114
Capitalized purchased software costs	52,483	(36,702)	15,781
Technology licenses	15,500	(15,500)	—
Trade names and trademarks	7,800	—	7,800
Other	868	(377)	491
Intangible assets, December 31, 2022	$176,723	$(118,537)	$58,186

Customer relationships are being amortized on a straight-line basis over a period of 10 to 14 years. Capitalized purchased software costs are amortized straight-line over the estimated useful life of the related software, which ranges from 2 to 14 years. Technology licenses are being amortized over their estimated useful lives in proportion to the economic benefits consumed. The Company’s acquired trade names and trademarks have been determined to have an indefinite life. Amortization on the statements of cash flow for the six months ended June 30, 2023 and 2022 were as follows:

	Six Months Ended June 30,
(in thousands)	2023	2022
Amortization of intangible assets	$3,183	$3,201
Amortization of capitalized purchased software costs	2,354	1,977
Amortization of debt costs	238	178
	$5,775	$5,356

The estimated future amortization expense of acquired intangible assets for each of the next five years is as follows (in thousands):

Year ending December 31,	Amount
2023 (remaining six months)	$2,796
2024	$4,817
2025	$4,817
2026	$4,817
2027	$4,817

Note 5 – Borrowing Facilities

Long-term debt outstanding as of June 30, 2023 and December 31, 2022 consists of the following:

	June 30,	December 31,
(in thousands)	2023	2022
Revolving credit facility	$300,000	$195,000
Term loan	128,789	131,250
Less unamortized debt issuance costs	(1,807)	(1,829)
Long-term debt	$426,982	$324,421

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

On May 1, 2023, the Company entered into Amendment No. 3 to the Credit Agreement (Amendment No. 3). Amendment No. 3 increased the Revolving Credit Facility commitments from $450 million to $550 million. Amendment No. 3 also established that the interest on outstanding borrowings starting on the next reset date and any new borrowings under Amendment No. 3 (other than swingline loans) will accrue, at the Company’s option, at (a) Term Secured Overnight Financing Rate (SOFR) plus 0.10% plus the Applicable Rate (as defined in the Credit Agreement, approximately 1.00% to 2.00% per annum depending on various factors) or (b) for U.S. Dollar denominated loans, the base rate (which is the highest of (i) the federal funds rate plus 0.50%, (ii) the Bank of America, N.A. prime rate, (iii) Term SOFR plus 1.00% and (iv) 1.00%).

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

As of June 30, 2023, a portion of the $128.8 million of the outstanding debt under the Credit Agreement is effectively at a fixed interest rate of 2.928% as a result of a $118.1 million notional interest rate swap contract discussed in Note 14. A commitment fee of 0.20% to 0.30% per annum (based on the Company’s debt to EBITDA ratio) on the unused portion of the Revolving Credit Facility is payable quarterly in arrears.

On July 20, 2023, the Company entered into a $128.8 million notional interest rate swap contract with a fixed interest rate of 4.039% discussed in Note 18.

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

The Credit Agreement contains certain financial covenants related to interest coverage and debt leverage, and certain customary affirmative and negative covenants, including restrictions on the Company’s ability to incur additional debt and liens, pay dividends, repurchase shares, sell assets and merge or consolidate with other persons. Amounts due under the Credit Agreement could be accelerated upon specified events of default, including a failure to pay amounts due, breach of a covenant, material inaccuracy of a representation, or occurrence of bankruptcy or insolvency, subject, in some cases, to cure periods. As of June 30, 2023, the Company was in compliance with the covenants under the Credit Agreement.

As of June 30, 2023, the Company had $128.8 million in borrowings outstanding under the Term Loan Facility, $300.0 million in borrowings outstanding under the Revolving Credit Facility, and $4.4 million in letters of credit outstanding under the Revolving Credit Facility. The Company had $245.6 million available for future borrowings under the Revolving Credit Facility subject to compliance with financial covenants as to interest coverage and debt leverage, in addition to other debt covenant restrictions.

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

The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Finance lease cost:
Amortization of right-of-use assets (included in depreciation expense)	$24	$24	$48	$48
Interest on lease liabilities	5	7	11	15
Operating lease cost	4,335	4,425	8,906	8,699
Short-term lease cost	150	64	290	144
Variable lease cost	436	473	892	942
Total lease cost	$4,950	$4,993	$10,147	$9,848

	Six Months Ended June 30,
(in thousands)	2023	2022
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for finance lease	$11	$15
Operating cash flows used for operating leases	$8,820	$9,328
Financing cash flows used for finance lease	$86	$82
Right-of-use assets obtained in exchange for new operating lease liabilities	$6,401	$10,683

The lease assets and liabilities as of June 30, 2023 and December 31, 2022 were as follows (in thousands):

	June 30,	December 31,
	2023	2022
Finance lease right-of-use assets (included in other assets)	$—	$664
Operating lease right-of-use assets	$92,657	$93,081
Finance lease liability, current (included in current installments of long-term debt)	$177	$173
Finance lease liability, noncurrent (included in long-term debt)	$266	$355
Operating lease liabilities, current (included in accrued liabilities)	$13,196	$12,020
Operating lease liabilities, noncurrent	$85,343	$86,687
Weighted average remaining lease term – finance leases	2.4 years	2.9 years
Weighted average remaining lease term – operating leases	9.1 years	9.8 years
Weighted average discount rate – finance leases	4.8%	4.8%
Weighted average discount rate – operating leases	4.2%	4.1%

Future annual minimum lease payments and finance lease commitments as of June 30, 2023 were as follows (in thousands):

Year ending December 31,	Operating Leases	Finance Leases
2023 (remaining six months)	8,763	97
2024	16,736	194
2025	15,713	178
2026	12,278	—
2027	11,158	—
2028 and thereafter	58,190	—
Total minimum lease payments	$122,838	$469
Less: imputed interest	(24,299)	(26)
Present value of lease liabilities	$98,539	$443

As of June 30, 2023, the Company’s future operating leases that have not yet commenced include a new facility lease in an existing location in the Americas which expires 2034 and contains renewal options. The aggregate initial annual minimum lease payments of this lease are approximately $2.7 million.

Note 7 – Common Stock and Stock-Based Awards Plans

Dividends

The Company began declaring and paying quarterly dividends during the first quarter of 2018. For the three and six months ended June 30, 2023, cash dividends paid totaled $5.9 million and $11.7 million. For the three months ended June 30, 2022, cash dividends paid totaled $5.8 million and $11.6 million. On June 12, 2023 and June 21, 2022, the Company declared a quarterly cash dividend of $0.165 per share of the Company’s common stock to shareholders of record as of June 30, 2023 and June 30, 2022, respectively. The dividends for the second quarter of 2023 and 2022 were paid on July 13, 2023 and July 14, 2022, respectively. The Company’s future dividend policy is subject to the Company’s compliance with applicable law, and depends on, among other things, the Company’s results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in the Company’s debt agreements, and other factors that the Company’s Board of Directors (the Board of Directors) may deem relevant. Dividend payments are not mandatory or guaranteed; there can be no assurance that the Company will continue to pay a dividend in the future.

Share Repurchase Authorization

On February 19, 2020 and October 26, 2018, the Board of Directors authorized the repurchase of $150 million and $100 million, respectively, of shares of the Company’s common stock in addition to the $250 million previously approved on March 6, 2018. During the three and six months ended June 30, 2023, the Company did not repurchase any common shares. As of June 30, 2023, the Company had an aggregate $154.6 million remaining under its stock repurchase program.

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

As of June 30, 2023, 2.3 million common shares were available for issuance under the 2019 Plan.

All share-based payments to employees, including grants of employee stock options, are recognized in the condensed consolidated financial statements based on their grant date fair values. The total compensation cost recognized for stock-based awards was $3.9 million and $8.7 million for the three and six months ended June 30, 2023, respectively, and $4.3 million and $8.5 million for the three and six months ended June 30, 2022, respectively. The future tax benefit of these stock-based awards as of the grant date was $0.9 million and $2.0 million for the three and six months ended June 30, 2023, respectively, and $1.0 million and $2.0 for the three and six months ended June 30, 2022, respectively. Awards of restricted stock units and performance-based restricted stock units are valued at the closing market price of shares of the Company’s common stock on the date of grant. For performance-based restricted stock units, compensation expense is based on the probability that the performance goals will be achieved, which is monitored by management throughout the requisite service period. When it becomes probable, based on the Company’s expectation of performance during the measurement period, that more or less than the previous estimate of the awarded shares will vest, an adjustment to stock-based compensation expense is recognized as a change in accounting estimate.

As of June 30, 2023, the unrecognized compensation cost and remaining weighted-average amortization period related to stock-based awards were as follows:

(in thousands)	Restricted Stock Units	Performance- based Restricted Stock Units (1)
Unrecognized compensation cost	$28,244	$6,885
Remaining weighted-average amortization period	2.6 years	2.0 years

(1) Based on the probable achievement of the performance goals identified in each award.

The total cash received by the Company as a result of stock option exercises for the six months ended June 30, 2023 and 2022 was approximately $0.1 million and $0.5 million, respectively. The actual tax benefit realized as a result of stock option exercises and the vesting of other share-based awards during the six months ended June 30, 2023 and 2022 was $2.5 million and $2.4 million, respectively. For the six months ended June 30, 2023 and 2022, the total intrinsic value of stock options exercised was $0.1 million and $0.4 million, respectively.

The Company awarded performance-based restricted stock units to employees during the six months ended June 30, 2023 and 2022. The number of performance-based restricted stock units that will ultimately be earned will not be determined until the end of the corresponding performance periods, and may vary from as low as zero to as high as 2.5 times the target number depending on the level of achievement of certain performance goals. The level of achievement of these goals is based upon the financial results of the Company for the last full calendar year within the performance period. The performance goals consist of certain levels of achievement using the following financial metrics: revenue, operating income margin, and return on invested capital. If the performance goals are not met based on the Company’s financial results, the applicable performance-based restricted stock units will not vest and will be forfeited. Shares subject to forfeited performance-based restricted stock units will be available for re-issuance under the Company’s 2019 Plan.

The following table summarizes activities relating to the Company’s stock options:

(in thousands, except per share data)	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	57	$21.85
Exercised	(11)	17.37
Forfeited or expired	(2)	18.66
Outstanding and exercisable as of June 30, 2023	44	$23.07	1.20	$123

The aggregate intrinsic value in the table above is before income taxes and is calculated as the difference between the exercise price of the underlying options and the Company’s closing stock price as of the last business day of the period ended June 30, 2023 for options that had exercise prices that were below the closing price.

The following table summarizes the activities related to the Company’s time-based restricted stock units:

(in thousands, except per share data)	Number of Units	Weighted- Average Grant Date Fair Value
Non-vested awards outstanding as of December 31, 2022	1,185	$26.93
Granted	640	23.99
Vested	(461)	26.96
Forfeited	(80)	25.79
Non-vested awards outstanding as of June 30, 2023	1,284	$25.53

The following table summarizes the activities related to the Company’s performance-based restricted stock units:

		Weighted-
		Average
	Number of	Grant Date
(in thousands, except per share data)	Units	Fair Value
Non-vested units outstanding as of December 31, 2022	545	$27.62
Granted(1)	224	25.31
Vested	(244)	28.30
Forfeited	(80)	26.92
Non-vested units outstanding as of June 30, 2023	445	$26.21

(1) Represents target number of units that can vest based on the achievement of the performance goals.

Note 8 – Income Taxes

Income tax expense consists of the following:

	Six Months Ended June 30,
(in thousands)	2023	2022
Current:
U.S. Federal	$1,655	$67
State and local	186	458
Foreign	8,144	9,177
Deferred:	(3,045)	(3,098)
	$6,940	$6,604

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in the United States in response to the COVID pandemic. The CARES Act among other things, permits net operating loss carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021, and contains modifications on the limitation of business interest. The Company has evaluated the impact of these provisions and has determined these provisions did not have any impact on the six months ended June 30, 2023. In addition, the CARES Act allowed for employee retention tax credits to be taken in U.S. payroll tax filings, and allowed for the deferral of the employer portion of social security taxes during the calendar year 2020 with 50% to be paid at the end of calendar years 2021 and 2022, respectively. The Company deferred the payment of the employer portion of social security taxes for the year ended December 31, 2020 until the end of 2021 and 2022, respectively. During December 2022 and 2021, the Company paid 100% of the social security taxes previously deferred and all employer deferrals have been paid. The Company has also determined it was entitled to employee retention credits and filed for the credits in the second quarter 2020 payroll tax reports pursuant to the guidance provided by the Internal Revenue Service. The amount for the credits was recorded in operating expenses for the year ended December 31, 2020. The Company was not eligible for employee retention tax credits as of December 31, 2021. The Company has not received the retention credits from the Internal Revenue Service that it applied for during second quarter of 2020. The Internal Revenue Service has had some delays in processing the filings for the tax refunds.

The Company has been granted certain tax incentives, including tax holidays, for its subsidiaries in China and Thailand that will expire at various dates, unless extended or otherwise renegotiated, through 2023 in China and 2030 in Thailand, and are subject to certain conditions with which the Company expects to comply. We will be applying for an additional China tax holiday for future years from 2024 until 2026. The Malaysia tax incentive expired as of March 31, 2021, but the Company has applied for an extension of the Malaysia tax holiday which would extend the tax holiday for potentially 5 to 10 years. There is no guarantee that the Company will be granted the extension of the Malaysia tax holiday or the future China tax holiday. The net impact of these tax incentives was to lower foreign income tax expense for the six months ended June 30, 2023 and 2022 by approximately $2.8 million (approximately $0.08 per diluted share) and $1.7 million (approximately $0.05 per diluted share), respectively, as follows:

	Six Months Ended June 30,
(in thousands)	2023	2022
China	$326	$215
Thailand	2,514	1,467
	$2,840	$1,682

As of June 30, 2023, the total amount of the reserve for uncertain tax benefits including interest and penalties was $9.5 million. The reserve is classified as a current or long-term liability in the unaudited condensed consolidated balance sheets based on the Company’s expectation of when the items will be settled. The Company records interest expense and penalties accrued in relation to uncertain income tax benefits as a component of current income tax expense.

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

	Reportable Operating Segments
	Three Months Ended June 30, 2023
(in thousands)	Americas	Asia	Europe	Total
Market Sector:
Industrials	$38,838	$95,378	$32,621	$166,837
A&D	64,062	8,899	7,203	80,164
Medical	90,210	45,010	9,716	144,936
Semi-Cap	63,070	76,682	24,355	164,107
Advanced Computing	75,072	6,309	—	81,381
Next Generation Communications	52,526	43,271	10	95,807
External revenue	383,778	275,549	73,905	733,232
Elimination of intersegment sales	20,442	11,301	685	32,428
Segment revenue	$404,220	$286,850	$74,590	$765,660

	Six Months Ended June 30, 2023
(in thousands)	Americas	Asia	Europe	Total
Market Sector:
Industrials	$67,886	$175,430	$67,047	$310,363
A&D	130,364	16,822	12,393	159,579
Medical	158,492	99,168	24,325	281,985
Semi-Cap	124,019	141,419	47,138	312,576
Advanced Computing	163,676	13,703	—	177,379
Next Generation Communications	103,915	82,074	56	186,045
External revenue	748,352	528,616	150,959	1,427,927
Elimination of intersegment sales	53,075	26,277	1,486	80,838
Segment revenue	$801,427	$554,893	$152,445	$1,508,765

	Three Months Ended June 30, 2022
(in thousands)	Americas	Asia	Europe	Total
Market Sector:
Industrials	$22,941	$100,495	$35,400	$158,836
A&D	77,803	8,667	3,427	89,897
Medical	86,879	69,459	9,896	166,234
Semi-Cap	68,706	85,978	20,215	174,899
Advanced Computing	57,045	11,591	—	68,636
Next Generation Communications	37,551	31,976	—	69,527
External revenue	350,925	308,166	68,938	728,029
Elimination of intersegment sales	9,350	12,296	912	22,558
Segment revenue	$360,275	$320,462	$69,850	$750,587

	Six Months Ended June 30, 2022
(in thousands)	Americas	Asia	Europe	Total
Market Sector:
Industrials	$41,667	$184,953	$69,362	$295,982
A&D	146,504	15,682	8,898	171,084
Medical	154,858	108,452	19,797	283,107
Semi-Cap	135,029	182,796	40,511	358,336
Advanced Computing	101,671	22,021	—	123,692
Next Generation Communications	65,065	66,741	105	131,911
External revenue	644,794	580,645	138,673	1,364,112
Elimination of intersegment sales	21,061	27,063	1,518	49,642
Segment revenue	$665,855	$607,708	$140,191	$1,413,754

During the six months ended June 30, 2023 and 2022, 89.7% and 90.2%, respectively, of the Company’s revenue was recognized as products and services that were transferred over time.

The timing of revenue recognition, billings and cash collections result in billed accounts receivable, contract assets and advance payments from customers.

As of June 30, 2023 and December 31, 2022, the Company had $185.9 million and $183.6 million, respectively, in contract assets from contracts with customers. The contract assets primarily relate to the Company’s right to consideration for work completed but not billed at the reporting date. The contract assets are transferred to accounts receivable when the rights become unconditional.

Significant changes in the contract asset balance during the period are as follows:

	Six Months Ended June 30,
(in thousands)	2023	2022
Beginning balance	$183,613	$155,243
Revenue recognized	1,300,085	1,233,229
Amounts collected or invoiced	(1,297,821)	(1,209,300)
Ending balance	$185,877	$179,172

As of June 30, 2023 and December 31, 2022, the Company had $185.7 million and $197.9 million, respectively, in advance payments from customers. Of those amounts, $171.2 million and $178.9 million, respectively, were customer deposits and prepayments of inventory and $14.5 million and $18.9 million, respectively, were related to the contractual timing of payments. The advance payments are not considered a significant financing component because they are used to meet working capital demands of a contract, offset inventory risks and protect the Company from the failure of other parties to fulfill obligations under a contract.

Note 10 – Accounts Receivable Sale Programs

As of June 30, 2023, in connection with trade accounts receivable sale programs with unaffiliated financial institutions, the Company may elect to sell, at a discount, on an ongoing basis, up to a maximum of $200.0 million of specific accounts receivable at any one time.

During the three months ended June 30, 2023 and 2022, the Company sold $134.9 million and $119.4 million, respectively, of accounts receivable under these programs, and in exchange, the Company received cash proceeds of $133.5 million and $118.9 million, respectively, net of the discount. During the six months ended June 30, 2023 and 2022, the Company sold $287.7 million and $226.6 million, respectively, of accounts receivable under these programs, and in exchange, the Company received cash proceeds of $285.3 million and $226.0 million, respectively, net of the discount. The sale discount was recorded to other expense within the condensed consolidated statements of income.

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

The Company recognized $3.8 million of restructuring charges during the six months ended June 30, 2023 primarily related to the previously announced closures of our site in Moorpark, California in the Americas, and other smaller activities involving capacity reductions and reductions in workforce in certain facilities across various regions. Moorpark, California operations have ceased as of March 31, 2023 with restructuring activity expected to be substantially complete in 2023.

The following table summarizes the 2023 activity in accrued restructuring, which is included in accrued liabilities in the condensed consolidated balance sheets, related to various restructuring activities initiated prior to June 30, 2023:

	Balance as of				Foreign	Balance as of
	December 31,	Restructuring	Cash	Non-Cash	Exchange	June 30,
(in thousands)	2022	Charges	Payment	Activity	Adjustments	2023
Restructuring:
Severance	$3,683	$2,004	$(5,512)	$—	$—	$175
Lease facility costs	17	120	(129)	—	—	8
Other exit costs	81	1,666	(1,666)	—	—	81
Total	$3,781	$3,790	$(7,307)	$-	$—	$264

The components of the restructuring charges during 2023 were as follows:

(in thousands)	Americas	Asia	Europe	Total
Severance costs	$1,940	$64	$—	$2,004
Lease facility costs	120	—	—	120
Other exit costs	1,666	—	—	1,666
	$3,726	$64	$—	$3,790

During the second quarter of 2023, the Company made the decision to no longer continue certain manufacturing capabilities in the Americas. In connection with that decision, the Company assessed the facility and equipment assets used in those manufacturing capabilities and recorded $0.9 million of impairment charges as a result of that assessment. The asset impairment charges are included in the restructuring charges and other costs line item on the consolidated statements of income as of June 30, 2023.

Additionally, during the third quarter of 2021, the Company made the decision to no longer continue certain manufacturing capabilities in the Americas. In connection with that decision, the Company assessed the facility and equipment assets used in those manufacturing capabilities using valuation information from third parties and recorded $4.4 million of impairment charges as a result of that assessment. The asset impairment charges are included in the restructuring charges and other costs line item on the consolidated statements of income as of September 30, 2021. During the six months ended June 30, 2022, the Company completed the sale of the equipment for $1.3 million and recorded a loss on assets held for sale of $2.0 million included in the restructuring charges and other costs line item on the consolidated statements of income. During the six months ended June 30, 2022, the Company completed the sale of a building in Angleton, Texas for $4.3 million and recorded a gain on assets held for sale of $2.4 million included in the restructuring charges and other costs line item on the consolidated statements of income.

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

The following table sets forth the calculation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2023	2022	2023	2022
Net income	$13,991	$17,221	$26,351	$28,181
Denominator for basic earnings per share – weighted-average number of common shares outstanding during the period	35,618	35,157	35,478	35,201
Incremental common shares attributable to exercise of dilutive options	—	9	4	21
Incremental common shares attributable to outstanding restricted stock units	58	170	248	394
Denominator for diluted earnings per share	35,676	35,336	35,730	35,616
Basic earnings per share	$0.39	$0.49	$0.74	$0.80
Diluted earnings per share	$0.39	$0.49	$0.74	$0.79

Restricted stock units totaling 0.6 million and 0.3 million common shares for the three and six months ended June 30, 2023, respectively, were not included in the computation of diluted earnings per share as their effect would have been anti-dilutive. Restricted stock units totaling 0.6 million and 2 thousand common shares for the three and six months ended June 30, 2022, respectively, were not included in the computation of diluted earnings per share as their effect would have been anti-dilutive.

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

The Company entered into forward currency exchange contracts designated as cash flow hedges of forecasted foreign currency expenses with a notional amount of $32.6 million as of June 30, 2023. Changes in the fair value of the derivatives are recorded in accumulated other comprehensive loss in the condensed consolidated balance sheets until earnings are affected by the variability of the cash flows. During the three and six months ended June 30, 2023, the Company recorded an unrealized gain of $1.7 million ($1.3 million net of tax) and an unrealized gain of $3.4 million ($2.5 million net of tax), respectively, on the forward currency exchange contracts in other comprehensive income and transferred unrealized gains of $0.9 million and a loss of $1.3 million, respectively, to cost of sales. During the three and six months ended June 30, 2022, the Company recorded an unrealized loss of $0.1 million ($0.1 million net of tax) and an unrealized gain of $0.4 million ($0.3 million net of tax), respectively, on the forward currency exchange contracts in other comprehensive income and transferred unrealized gains of $0.2 million and $0.1 million, respectively, to cost of sales (See Note 15). The Company also has forward currency exchange contracts in place as of June 30, 2023 that have not been designated as accounting hedges and, therefore, changes in fair value are recorded within the condensed consolidated statements of income.

As of June 30, 2023, the fair value estimates for the Company’s forward currency exchange contracts were based on Level 2 inputs of the fair value hierarchy, which includes obtaining directly or indirectly observable values from third parties active in the relevant markets. Inputs in the fair value of the foreign currency forward contracts include prevailing forward and spot prices for currencies. The Company enters into forward currency exchange contracts for its operations in Mexico, Europe and Thailand.

The Company has an interest rate swap agreement, with a notional amount of $118.1 million and $121.9 million as of June 30, 2023 and December 31, 2022, respectively, to hedge a portion of its interest rate exposure on outstanding borrowings under the Credit Agreement. Under this interest rate swap agreement, the Company receives variable rate interest payments based on the one-month LIBOR rate and pays fixed rate interest payments. The fixed interest rate for the contract is 2.928%. The effect of this swap is to convert a portion of the floating rate interest expense to fixed interest rate expense. Based on the terms of the interest rate swap contract and the underlying borrowings outstanding under the Credit Agreement, the interest rate contract was determined to be highly effective, and thus qualifies and has been designated as a cash flow hedge. As such, changes in the fair value of the interest rate swap are recorded in other comprehensive income on the accompanying condensed consolidated balance sheets until earnings are affected by the variability of cash flows. During the three and six months ended June 30, 2023 , the Company recorded unrealized losses of $0.4 million ($0.3 million net of tax) and $0.5 million ($0.4 million net of tax), respectively, on the swap in other comprehensive income. During the three and six months ended June 30, 2022, the Company recorded unrealized gains of $1.6 million ($1.2 million net of tax) and $4.3 million ($3.2 million net of tax), respectively, on the swap in other comprehensive income (See Note 15).

As of June 30, 2023, the fair value estimate for the Company’s interest rate swap agreement were based on Level 2 inputs of the fair value hierarchy, as the Company obtained the valuation from a third party active in relevant markets. The valuation of the swap is primarily measured through various pricing models or discounted cash flow analysis that incorporate observable market parameters, such as interest rate yield curves and volatility.

On July 20, 2023, the Company entered into a $128.8 million notional interest rate swap contract with a fixed interest rate of 4.039%.

The following table presents the fair value of the Company’s derivative instruments:

	Fair Values of Derivative Instruments
	Asset Derivatives
	Balance Sheet	June 30,	December 31,
(in thousands)	Location	2023	2022
Derivatives designated as hedging instruments:
Forward currency exchange contracts	Other current assets	$3,761	$407
Interest rate swap	Other current assets	$148	$639

Note 15 – Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component were as follows:

	Three Months Ended June 30,
	2023				2022
	Foreign				Foreign
	Currency	Derivative			Currency	Derivative
	Translation	Instruments,			Translation	Instruments,
(in thousands)	Adjustments	Net of Tax	Other	Total	Adjustments	Net of Tax	Other	Total
Beginning balance	$(14,827)	$1,936	$(918)	$(13,809)	$(13,884)	$(925)	$(1,078)	$(15,887)
Other comprehensive gain (loss) before reclassifications	55	1,863	206	2,124	(3,501)	1,268	(20)	(2,253)
Amounts reclassified from accumulated other comprehensive loss	—	(867)	—	(867)	—	(152)	—	(152)
Net current period other comprehensive gain (loss)	55	996	206	1,257	(3,501)	1,116	(20)	(2,405)
Ending balance	$(14,772)	$2,932	$(712)	$(12,552)	$(17,385)	$191	$(1,098)	$(18,292)

	Six Months Ended June 30,
	2023				2022
	Foreign				Foreign
	Currency	Derivative			Currency	Derivative
	Translation	Instruments,			Translation	Instruments,
(in thousands)	Adjustments	Net of Tax	Other	Total	Adjustments	Net of Tax	Other	Total
Beginning balance	$(15,877)	$788	$(1,144)	$(16,233)	$(12,729)	$(3,372)	$(1,057)	$(17,158)
Other comprehensive gain (loss) before reclassifications	1,105	3,439	432	4,976	(4,656)	3,632	(41)	(1,065)
Amounts reclassified from accumulated other comprehensive loss	—	(1,295)	—	(1,295)	—	(69)	—	(69)
Net current period other comprehensive gain (loss)	1,105	2,144	432	3,681	(4,656)	3,563	(41)	(1,134)
Ending balance	$(14,772)	$2,932	$(712)	$(12,552)	$(17,385)	$191	$(1,098)	$(18,292)

Unrealized gains and losses relating to derivative instruments, reclassified from accumulated other comprehensive loss for the three and six months ended June 30, 2023 and 2022, were recognized as a component of cost of sales in the condensed consolidated statements of income, which relate to the Company's foreign currency contracts accounted for as cash flow hedges. See Note 14 for further explanation of the change in derivative instruments that is recorded to accumulated other comprehensive loss.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Net sales:
Americas	$404,220	$360,275	$801,427	$665,855
Asia	286,850	320,462	554,893	607,708
Europe	74,590	69,850	152,445	140,191
Elimination of intersegment sales	(32,428)	(22,558)	(80,838)	(49,642)
	$733,232	$728,029	$1,427,927	$1,364,112
Depreciation and amortization:
Americas	$5,130	$4,772	$10,262	$9,627
Asia	2,385	2,551	4,736	5,098
Europe	810	814	1,588	1,618
Corporate	3,124	2,828	5,963	5,519
	$11,449	$10,965	$22,549	$21,862
Income from operations:
Americas	$13,915	$16,121	$27,246	$26,486
Asia	25,598	29,852	54,382	57,658
Europe	3,360	1,008	10,046	5,646
Corporate and intersegment eliminations	(18,392)	(24,549)	(44,451)	(51,951)
	24,481	22,432	47,223	37,839
Interest expense	(8,258)	(2,185)	(14,708)	(3,935)
Interest income	1,622	261	2,880	391
Other expense	61	784	(2,104)	490
Income before income taxes	$17,906	$21,292	$33,291	$34,785
Capital expenditures:
Americas	$5,480	$2,576	$28,589	$15,092
Asia	3,076	2,119	10,624	6,047
Europe	1,105	1,452	2,793	3,249
Corporate	(1,343)	849	5,043	583
	$8,318	$6,996	$47,049	$24,971

	June 30,	December 31,
(in thousands)	2023	2022
Total assets:
Americas	$1,094,585	$1,055,533
Asia	809,277	764,164
Europe	203,263	183,443
Corporate	200,338	224,191
	$2,307,463	$2,227,331

Geographic net sales information provided below reflects the destination of the product shipped. Long-lived assets information is based on the physical location of the asset and includes property, plant and equipment, net, operating lease right-of-use assets, and other long-term assets, net.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Geographic net sales:
United States	$440,908	$401,842	$872,093	$730,952
Singapore	110,934	116,284	197,890	221,956
Other Asia	56,638	85,805	101,891	160,715
Europe	101,092	96,705	205,785	195,970
Other	23,660	27,393	50,268	54,519
	$733,232	$728,029	$1,427,927	$1,364,112

			June 30,	December 31,
(in thousands)			2023	2022
Long-lived assets:
United States			$241,818	$249,409
Asia			72,986	68,283
Europe			29,116	29,338
Other			35,805	23,801
			$379,725	$370,831

Note 17 –Supplemental Cash Flow and Non-Cash Information

The following is additional information concerning supplemental disclosures of cash payments.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Income taxes paid, net	$18,900	$9,373	$23,328	$12,851
Interest paid	$7,171	$1,981	$13,045	$3,543
Non-cash investing activity:
Additions to property, plant and equipment in accounts payable			$7,053	$14,364

Note 18 –Subsequent Events

On July 20, 2023, the Company entered into a $128.8 million notional interest rate swap contract with a fixed interest rate of 4.039%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The financial information and the discussion below should be read in conjunction with other information, including the condensed consolidated financial statements and Notes thereto in Part I, Item 1 of this quarterly report on Form 10-Q for the quarterly period ended June 30, 2023 (this Report), consolidated financial statements appearing in the Company’s annual report on Form 10-K for the year ended December 31, 2022 (the 2022 10-K), and Part I, Item 1A, Risk Factors of the 2022 10-K. In this Report, references to Benchmark, the Company or use of the words “we”, “our” and “us” include Benchmark’s subsidiaries unless otherwise noted.

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts and may include words such as “anticipate,” “believe,” “intend,” “plan,” “project,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” “will,” “could,” “predict,” and similar expressions or the negative or other variations thereof. In particular, statements, express or implied, concerning the Company’s expectations relating to current supply chain and labor constraints, global geopolitical events (such as Russia's invasion of Ukraine and U.S. tensions with China), continuing inflationary pressures, the effects of foreign currency fluctuations and high interest rates, future operating results or margins, the ability to generate sales and income or cash flow, expected revenue mix, the Company’s business strategy and strategic initiatives, the Company’s repurchases of shares of its common stock and the Company’s intentions concerning the payment of dividends, among others, are forward-looking statements. Although the Company believes these statements are based on and derived from reasonable assumptions, they involve risks, uncertainties and assumptions that are beyond the Company’s ability to control or predict, relating to operations, markets and the business environment generally, including those discussed under Part I, Item 1A of the 2022 10-K and in any of the Company’s subsequent reports filed with the Securities and Exchange Commission (the SEC). Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes, including the future results of our operations, may vary materially from those indicated. Undue reliance should not be placed on any forward-looking statements. Forward-looking statements are not guarantees of performance. All forward-looking statements included in this Report are based upon information available to the Company as of the date of this Report, and the Company assumes no obligation to update this Report.

OVERVIEW

We are a worldwide provider of advanced manufacturing services (both electronic manufacturing services and precision technology services), which include design and engineering services and technology solutions.

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

COVID Pandemic Update

The COVID pandemic affected the Company’s operations in 2022. We continue to monitor the COVID-19 pandemic and actively assess potential implications to our business, supply chain, customer fulfillment sites, support operations and customer demand. We are also continuing to take appropriate measures to protect the health and safety of our employees and to create and maintain a safe working environment. While the effects of the COVID-19 pandemic have been decreasing, if the COVID-19 pandemic or other widespread contagious disease, or adverse effects therefrom, become more severe or prevalent in the future or are prolonged in the locations where we, our customers, suppliers or contract manufacturers conduct business, or we experience more pronounced disruptions in our operations, or in economic activity and demand generally, our business and results of operations in future periods could be materially adversely affected.

See "2022 Overview" under Part II, Item 7 of the 2022 10-K and "Risk Factors-Shortages or price increases of components specified by our customers have delayed and are expected to continue delaying shipments and may adversely affect our profitability" in Part I, Item 1A of the 2022 10-K for additional information.

Second Quarter 2023 Highlights

Sales for the three months ended June 30, 2023 were $733.2 million, a 1% increase from sales of $728.0 million during the three months ended June 30, 2022. During the second quarter of 2023, sales to customers in our various industry sectors fluctuated from the second quarter of 2022 as follows:

• Industrials increased by 5%,

• A&D decreased by 11%,

• Medical decreased by 13%,

• Semi-Cap decreased by 6%,

• Advanced Computing increased by 19%, and

• Next Generation Communications increased by 38%.

The overall revenue increase was due primarily to strength in the Next Generation Communications, Advanced Computing and Industrials sectors. See "Results of Operations — Sales" below.

Our sales depend on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, the availability of electronic component supply, or the failure of a major customer to pay for components or services, have adversely affected us. A substantial percentage of our sales are made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. Sales to our ten largest customers represented 52% and 53% of our total sales during the six months ended June 30, 2023 and 2022, respectively. Due to global labor and supply disruptions, we continue to see component supply chain constraints across commodity categories that are constraining our ability to produce the full demand forecasts we are receiving from customers. Lead times are improving from previous highs but continue to be elongated from historical levels and many suppliers continue to categorize some of their constrained components with non-cancelable and non-returnable business terms. Components continue to be placed on allocation by suppliers or pushed out from previously committed component orders and timing restrictions continue across the commodity categories. Though we have seen the easing of certain material constraints, these last-minute allocations created inefficiencies in our operations, as well as increased costs to us and our customers.

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

We have undertaken initiatives to restructure our business operations with the intention of improving utilization and reducing costs. During the first six months of 2023, we recognized $3.8 million of restructuring and other costs due to expenses associated with various site closures and restructuring activities.

Inflation, disruption in the global economy and financial markets, and the ongoing effects of the COVID-19 pandemic, continue to create uncertainty. However, we are not aware of any specific event or circumstance that would require updates to our estimates or judgments or require us to revise the carrying value of our assets or liabilities as of the date we filed this Report. These estimates may change as new events occur and additional information is obtained. Actual results could differ from these estimates under different assumptions or conditions.

RESULTS OF OPERATIONS

The following table presents the percentage relationship that certain items in our condensed consolidated statements of income bear on sales for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	90.9	91.9	90.8	91.5
Gross profit	9.1	8.1	9.2	8.5
Selling, general and administrative expenses	5.1	4.9	5.3	5.3
Amortization of intangible assets	0.2	0.2	0.2	0.2
Restructuring charges and other costs	0.4	(0.2)	0.3	0.2
Income from operations	3.4	3.2	3.4	2.8
Other expense, net	(0.9)	(0.2)	(1.0)	(0.2)
Income before income taxes	2.5	3.0	2.4	2.6
Income tax expense	0.6	0.6	0.6	0.5
Net income	1.9%	2.4%	1.8%	2.1%

Sales

As noted above, sales for the second quarter of 2023 increased 1% from the same quarter in 2022.

Sales are analyzed by management by industry sector and by geographic segment, which reflects our reportable segments. Our global business development strategy is based on our targeted industry sectors. Management measures operational performance and allocates resources on a geographic segment basis.

Sales by industry sector were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Industrials	$166,837	$158,836	$310,363	$295,982
A&D	80,164	89,897	159,579	171,084
Medical	144,936	166,234	281,985	283,107
Semi-Cap	164,107	174,899	312,576	358,336
Advanced Computing	81,381	68,636	177,379	123,692
Next Generation Communications	95,807	69,527	186,045	131,911
Total	$733,232	$728,029	$1,427,927	$1,364,112

Industrials. Second quarter 2023 sales increased 5% to $166.8 million from $158.8 million in the second quarter of 2022. Sales during the first six months of 2023 increased 5% to $310.4 million from $296.0 million in the same period of 2022. The increases were primarily due to new customer ramps in areas including test and measurement and energy efficiency.

Aerospace and Defense. Second quarter 2023 sales decreased 11% to $80.2 million from $89.9 million in the second quarter of 2022. Sales during the first six months of 2023 decreased 7% to $159.6 million from $171.1 million in the same period of 2022. The decreases were primarily due to challenges in supply availability in Defense, partially offset by growth in commercial aerospace.

Medical. Second quarter 2023 sales decreased 13% to $144.9 million from $166.2 million in the second quarter of 2022. Sales during the first six months of 2023 slightly decreased to $282.0 million from $283.1 million in the same period of 2022. The decreases were primarily due to reductions in revenue from supply chain premiums partially offset by increases in existing programs and new programs ramping.

Semiconductor Capital Equipment. Second quarter 2023 sales decreased 6% to $164.1 million from $174.9 million in the second quarter of 2022. Sales during the first six months of 2023 decreased 13% to $312.6 million from $358.3 million in the same period of 2022. The decreases were primarily due to lower demand with existing customers.

Advanced Computing. Second quarter 2023 sales increased 19% to $81.4 million from $68.6 million in the second quarter of 2022. Sales during the first six months of 2023 increased 43% to $177.4 million from $123.7 million in the same period of 2022. The increases were primarily due to continued execution of multiple high performance computing programs.

Next Generation Communications. Second quarter 2023 sales increased 38% to $95.8 million from $69.5 million in the second quarter of 2022. Sales during the first six months of 2023 increased 41% to $186.0 million from $131.9 million in the same period of 2022. The increases were primarily due to higher demand with existing customers.

Our international operations are subject to the risks of doing business abroad. See Part I, Item 1A of our 2022 10-K for factors pertaining to our international sales, fluctuations in foreign currency exchange rates and a discussion of potential adverse effects in operating results associated with the risks of doing business abroad. During the second quarter of 2023 and 2022, 61% and 61%, respectively, of our sales were from international operations.

Sales by geographic segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Net sales:
Americas	$404,220	$360,275	$801,427	$665,855
Asia	286,850	320,462	554,893	607,708
Europe	74,590	69,850	152,445	140,191
Elimination of intersegment sales:	(32,428)	(22,558)	(80,838)	(49,642)
Total net sales	$733,232	$728,029	$1,427,927	$1,364,112

Americas. Second quarter 2023 sales increased 12% to $404.2 million from $360.3 million in the second quarter of 2022. Sales during the first six months of 2023 increased 20% to $801.4 million from $665.9 million in the same period of 2022. The increases were primarily due to new customer ramps and strengthening market demand.

Asia. Second quarter 2023 sales decreased 10% to $286.9 million from $320.5 million in the second quarter of 2022. Sales during the first six months of 2023 decreased 9% to $554.9 million from $607.7 million in the same period of 2022. The decreases were primarily due to reductions in revenue from supply chain premiums partially offset by increases in existing programs and new programs ramping.

Europe. Second quarter 2023 sales increased 7% to $74.6 million from $69.9 million in the second quarter of 2022. Sales during the first six months of 2023 increased 9% to $152.4 million from $140.2 million in the same period of 2022. The increases were primarily due to increasing demand with existing customers and new customer program ramps.

Gross Profit

Gross profit increased 14% to $67.0 million in the second quarter of 2023 from $58.8 million in the second quarter of 2022. Gross profit increased 13% to $131.0 million in the first six months of 2023 from $116.4 million in the same period of 2022. Gross profit increased primarily due to higher revenue and operational efficiencies.

Operating Income

Second quarter 2023 operating income increased 9% to $24.5 million from $22.4 million in the second quarter of 2022. Operating income increased 25% to $47.2 million first six months of 2023 from $37.8 million in the same period of 2022. The increases were primarily due to an increase in revenue and respective gross profit.

Operating income by reportable segment was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Operating income:
Americas	$13,915	$16,121	$27,246	$26,486
Asia	25,598	29,852	54,382	57,658
Europe	3,360	1,008	10,046	5,646
Corporate and other costs	(18,392)	(24,549)	(44,451)	(51,951)
Total operating income	$24,481	$22,432	$47,223	$37,839

Americas. Second quarter 2023 operating income decreased 14% to $13.9 million from $16.1 million in the second quarter of 2022. The decrease was primarily due to an increase in restructuring charges and other costs. Operating income during the first six months of 2023 increased 3% to $27.2 million from $26.5 million in the same period of 2022. The increase was primarily due to higher revenue and operational efficiencies.

Asia. Second quarter 2023 operating income decreased 14% to $25.6 million from $29.9 million in the second quarter of 2022. Operating income during the first six months of 2023 decreased 6% to $54.4 million from $57.7 million in the same period of 2022. The decreases were primarily due to lower revenue and changes in revenue mix.

Europe. Second quarter 2023 operating income increased 233% to $3.4 million from $1.0 million in the second quarter of 2022. Operating income during the first six months of 2023 increased 78% to $10.0 million from $5.6 million in the same period of 2022. The increases were primarily due to higher revenue and operational efficiencies.

Selling, General and Administrative Expenses

SG&A increased to $37.7 million in the second quarter of 2023 from $35.8 million in the second quarter of 2022. SG&A increased to $75.9 million in the first six months of 2023 from $72.1 million in the same period of 2022. The increases were primarily due to an increase in variable compensation and expenses related to continued IT infrastructure investments.

Amortization of Intangible Assets

Amortization of intangible assets was $1.6 million in both the second quarter of 2023 and 2022. Amortization of intangibles was $3.2 million in both the second half of 2023 and 2022.

Restructuring Charges and Other Costs

During the six months ended June 30, 2023, we recognized $3.8 million of restructuring charges and other costs, respectively, primarily due to expenses associated with announced site closures or exits, reductions in force and other restructuring activities primarily in the Americas. Additionally, during the second quarter of 2023, the Company made the decision to no longer continue certain manufacturing capabilities in the Americas. In connection with that decision, the Company assessed the facility and equipment assets used in those manufacturing capabilities using valuation information from third parties and recorded $0.9 million of impairment charges as a result of that assessment. The asset impairment charges are included in the restructuring charges and other costs line item on the consolidated statements of income as of June 30, 2023.

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

Interest Expense

Interest expense increased to $8.3 million in the quarter of 2023 from $2.2 million in the second quarter of 2022. Interest expense increased to $14.7 million in the first six months of 2023 from $3.9 million in the same period of 2022. The increases were primarily due to increased borrowings under our revolving credit facility to support investment in working capital and higher interest rates.

Interest Income

Interest income increased to $1.6 million in the second quarter of 2023 from $0.3 million in the second quarter of 2022. Interest income increased to $2.9 million in the first six months of 2023 from $0.4 million in the same period of 2022. The increases were primarily due to higher interest rates.

Income Tax Expense

Income tax expense of $3.9 million represented a 21.9% effective tax rate for the second quarter of 2023, compared with $4.1 million in the second quarter of 2022 representing an effective tax rate of 19.1%. The differences between the effective tax rates for 2023 compared to 2022 is related to the mix of profits in our various jurisdictions.

We have been granted certain tax incentives, including tax holidays, for our subsidiaries in China and Thailand that will expire at various dates, unless extended or otherwise renegotiated, through 2023 in China and 2030 in Thailand. See Note 8 to the condensed consolidated financial statements in Part I, Item 1 of this Report.

Net Income

We reported a net income of $14.0 million, or $0.39 per diluted share, for the second quarter of 2023, compared with a net income of $17.2 million, or $0.49 per diluted share, for the second quarter of 2022. We reported a net income of $26.4 million, or $0.74 per diluted share, for the first six months of 2023, compared with a net income of $28.2 million, or $0.79 per diluted share, for the same period in 2022. The decreases were primarily the result of items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our organic growth and operations through funds generated from operations and borrowings under our Credit Agreement (as defined below). Cash and cash equivalents and restricted cash totaled $245.3 million at June 30, 2023 and $207.4 million at December 31, 2022, of which $236.2 million and $167.7 million, respectively, were held outside the U.S. in various foreign subsidiaries.

Cash used in operating activities was $0.4 million during the first six months of 2023. The cash used in operations during 2023 consisted primarily of a $28.1 million increase in inventories, a $22.3 decrease in accrued liabilities, a $12.3 million decrease in advance payments from customers, a $9.4 million increase in prepaids and other assets, and a $2.3 million increase in contract assets, partially offset by $26.4 million of net income, $22.5 million of depreciation and amortization, a $9.5 million increase in accounts payable, $8.7 million of stock-based compensation expense and a $6.4 million decrease in accounts receivable. Working capital was $1.0 billion at June 30, 2023 and $0.9 billion at December 31, 2022. The growth in working capital is a result of the investment in inventory.

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

Cash used in investing activities was $46.5 million during the first six months of 2023 primarily due to purchases of additional property, plant and equipment totaling $44.7 million and purchased software of $2.4 million. The purchases of property, plant and equipment were primarily for machinery and equipment in the Americas.

Cash provided by financing activities was $84.9 million during the first six months of 2023. Borrowings under the Credit Agreement were $409.5 million. Principal payments under the Credit Agreement totaled $307.0 million, dividends paid totaled $11.7 million and employee taxes paid for with shares withheld totaled $5.7 million.

On December 21, 2021, the Company amended and restated the Company’s prior $650 million credit agreement by entering into a $381 million amended and restated credit agreement (the Amended and Restated Credit Agreement). Under the terms of the Amended and Restated Credit Agreement, in addition to the $131.3 million term loan facility, we have a $250.0 million five-year revolving credit facility to be used for general corporate purposes, both with a maturity date of December 21, 2026. On May 20, 2022, the Company entered into Amendment No. 1 (the Amendment) to the Amended and Restated Credit Agreement (as amended, the Credit Agreement). The Amendment, among other things, increased the revolving credit facility commitments from $250 million to $450 million. On February 3, 2023, the Company entered into Amendment No. 2 to the Credit Agreement which increases the maximum amount of trade accounts that the Company may elect to sell at any one time to $200.0 million. On May 1, 2023, the Company entered into Amendment No. 3 to the Credit Agreement (Amendment No. 3). Amendment No. 3 increased the revolving credit facility commitments from $450 million to $550 million. Amendment No. 3 also established that the interest on outstanding borrowings starting on the next reset date and any new borrowings under Amendment No. 3 (other than swingline loans) will accrue, at the Company’s option, at (a) Term Secured Overnight Financing Rate (SOFR) plus 0.10% plus the Applicable Rate (as defined in the Credit Agreement, approximately 1.00% to 2.00% per annum depending on various factors) or (b) for U.S. Dollar denominated loans, the base rate (which is the highest of (i) the federal funds rate plus 0.50%, (ii) the Bank of America, N.A. prime rate, (iii) Term SOFR plus 1.00% and (iv) 1.00%). The Credit Agreement includes an accordion feature pursuant to which the Company is permitted to add one or more incremental term loans and/or increase commitments under the revolving credit facility in an aggregate amount of $100 million or a higher amount, subject to the satisfaction of certain conditions and exceptions. As of June 30, 2023, we had $128.8 million in borrowings outstanding under the term loan facility, $300.0 million in borrowings outstanding under the revolving credit facility, and $4.4 million in letters of credit outstanding under our revolving credit facility. Under the revolving credit facility, $245.6 million remains available for future borrowings, subject to compliance with financial covenants as to interest coverage and debt leverage, in addition to other debt covenant restrictions. See Note 5 to the condensed consolidated financial statements in Part I, Item 1 of this Report for more information regarding the terms of the Credit Agreement.

The Credit Agreement contains certain financial covenants related to interest coverage and debt leverage, and certain customary affirmative and negative covenants, including restrictions on our ability to incur additional debt and liens, pay dividends, repurchase shares, sell assets and merge or consolidate with other persons. Amounts due under the Credit Agreement could be accelerated upon specified events of default, including a failure to pay amounts due, breach of a covenant, material inaccuracy of a representation, or occurrence of bankruptcy or insolvency, subject, in some cases, to cure periods. As of June 30, 2023, we were in compliance with all of these covenants and restrictions.

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

As of June 30, 2023, we had cash and cash equivalents, including restricted cash, totaling $245.3 million and $245.6 million available for borrowings under the Credit Agreement, subject to compliance with financial covenants as to interest coverage and debt leverage, in addition to other debt covenant restrictions.

During the next 12 months, we believe our capital expenditures will approximate $65 million to $75 million, principally for machinery and equipment to help increase our production capacity to support anticipated revenue growth and our ongoing business around the globe.

On March 6, 2018, our Board of Directors approved an expanded stock repurchase program granting us the authority to repurchase up to $250 million in shares of the Company’s common stock in addition to the $100 million approved on December 7, 2015. On February 19, 2020 and October 26, 2021, the Board of Directors authorized the repurchase of an additional $150 million and $100 million, respectively, of shares of the Company’s common stock. During the six months ended June 30, 2023, we had no share repurchases. As of June 30, 2023, we had $154.6 million remaining under the share repurchase authorization to purchase additional shares. We are under no commitment or obligation to repurchase any particular amount of shares of the Company’s common stock.

The Company began declaring and paying quarterly dividends during the first quarter of 2018. In February 2020, the Board of Directors approved a quarterly dividend increase, raising the quarterly dividend from $0.15 to $0.16 per common share. In May 2021, the Board of Directors approved another quarterly dividend increase, raising the quarterly dividend from $0.16 to $0.165 per common share. During six months ended June 30, 2023 and 2022, cash dividends paid totaled $11.7 million and $11.6 million, respectively. On June 12, 2023, the Company declared a quarterly cash dividend of $0.165 per share of the Company’s common stock to shareholders of record as of June 30, 2023. The dividend of $5.9 million was paid on July 13, 2023. The Board of Directors currently intends to continue paying quarterly dividends. However, the Company’s future dividend policy is subject to the Company’s compliance with applicable law, and depends on, among other things, the Company’s results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in the Company’s debt agreements, and other factors that the Board of Directors may deem relevant, including the impact of the COVID pandemic. Dividend payments are not mandatory or guaranteed; there can be no assurance that the Company will continue to pay a dividend in the future.

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

CONTRACTUAL OBLIGATIONS

We have certain contractual obligations for operating and capital leases that were summarized in "Contractual Obligations" under Part II, Item 7 in our 2022 10-K. Other than items discussed in Note 6 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Report, there have been no material changes to our contractual obligations, outside of the ordinary course of our business, since December 31, 2022.

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

We transact business in various foreign countries and are subject to foreign currency fluctuation risks. We use natural hedging and forward contracts to economically hedge transactional exposure primarily associated with trade accounts receivable, other receivables, trade accounts payable, and lease liabilities that are denominated in a currency other than the functional currency of the respective operating entity. We do not use derivative financial instruments for speculative purposes. Certain forward currency exchange contracts in place as of June 30, 2023 have not been designated as accounting hedges and, therefore, changes in fair value are recorded within our condensed consolidated statements of income.

The Company enters into forward currency exchange contracts designated as cash flow hedges of forecasted foreign currency expenses. Changes in the fair value of the derivatives are recorded in accumulated other comprehensive loss in the condensed consolidated balance sheets until earnings are affected by the variability of the cash flows.

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

We are also exposed to interest rate risk on borrowings under our Credit Agreement. As of June 30, 2023, we had $128.8 million outstanding on the floating rate term loan facility, and we have an interest rate swap agreement with a notional amount of $118.1 million. Under this swap agreement, we receive variable rate interest rate payments and pay fixed rate interest payments. The effect of this swap is to convert a portion our floating rate interest expense to fixed interest rate expense. The interest rate swap is designated as a cash flow hedge. On July 20, 2023, the Company entered into a $128.8 million notional interest rate swap contract with a fixed interest rate of 4.039%.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of our 2022 10-K.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

(c) The following table provides information for the quarter ended June 30, 2023 about the Company’s repurchases of its equity securities registered pursuant to Section 12 of the Exchange Act:

(d)
Maximum
Number (or
			(c)	Approximate
			Total Number of	Dollar Value)
			Shares (or Units)	of Shares (or
	(a)		Purchased as	Units) that
	Total Number of	(b)	Part of Publicly	May Yet Be Purchased
	Shares (or	Average Price	Announced	Under the
	Units)	Paid per Share	Plans or	Plans or
Period	Purchased	(or Unit)	Programs	Programs(1)
April 1 to 30, 2023	—	$—	—	$154.6 million
May 1 to 31, 2023	—	—	—	$154.6 million
June 1 to 30, 2023	—	—	—	$154.6 million
Total	—	$—	—

(1) On October 30, 2018, the Company announced that the Board of Directors authorized the repurchase of $100 million of shares of the Company’s common stock in addition to the $250 million previously announced on March 7, 2018. On February 24, 2020, the Company announced that the Board of Directors authorized the repurchase of an additional $150 million of shares of the Company’s common stock. Net of shares repurchased through June 30, 2023, the total remaining authorization outstanding as of June 30, 2023 is $154.6 million. Stock purchases may be made in the open market, in privately negotiated transactions or block transactions, at the discretion of the Company’s management and as market conditions warrant. Purchases are funded from available cash and may be commenced, suspended or discontinued at any time without prior notice. Shares of stock repurchased under the program are retired.

Item 5. Other Information

Rule 10b5-1 Plan Adoptions and Modifications

During the three months ended June 30, 2023, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 2, 2023.

BENCHMARK ELECTRONICS, INC.

(Registrant)

By:	/s/ Jeffrey W. Benck
Jeffrey W. Benck
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Roop K. Lakkaraju
Roop K. Lakkaraju
Chief Financial Officer
(Principal Financial and Accounting Officer)