Form 10-Q
period 2023-09-30
BENCHMARK ELECTRONICS INC
filed 2023-11-02
CIK 863436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Yes ☐ No ☑

As of October 30, 2023, there were 35,681,851 shares of common stock of Benchmark Electronics, Inc., par value $0.10 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
(in thousands, except par value)	2023	2022
Assets
Current assets:
Cash and cash equivalents	$259,542	$207,430
Restricted cash	1,218	—
Accounts receivable, net of allowance for doubtful accounts of $960 and $514, respectively	477,685	491,957
Contract assets	190,085	183,613
Inventories	725,349	727,749
Prepaid expenses and other assets	51,838	41,392
Income taxes receivable	1,352	8
Total current assets	1,707,069	1,652,149
Property, plant and equipment, net	231,661	211,478
Operating lease right-of-use assets	122,104	93,081
Goodwill	192,116	192,116
Deferred income taxes	16,190	12,235
Other assets, net	64,005	66,272
	$2,333,145	$2,227,331
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$4,281	$4,275
Accounts payable	382,170	424,272
Advance payments from customers	189,058	197,937
Income taxes payable	12,823	12,236
Accrued liabilities	110,772	110,416
Total current liabilities	699,104	749,136
Long-term debt, less current installments	428,231	320,675
Operating lease liabilities	114,279	86,687
Other long-term liabilities	27,987	43,922
Deferred income taxes	495	495
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.10 par value; 5,000 shares authorized, none issued	—	—
Common stock, $0.10 par value; 145,000 shares authorized; issued and outstanding – 35,653 and 35,164, respectively	3,565	3,516
Additional paid-in capital	525,784	519,238
Retained earnings	548,874	519,895
Accumulated other comprehensive loss	(15,174)	(16,233)
Total shareholders’ equity	1,063,049	1,026,416
	$2,333,145	$2,227,331

See accompanying notes to unaudited interim condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2023	2022	2023	2022
Sales	$719,695	$771,575	$2,147,622	$2,135,687
Cost of sales	650,618	704,825	1,947,556	1,952,579
Gross profit	69,077	66,750	200,066	183,108
Selling, general and administrative expenses	35,509	38,544	111,379	110,675
Amortization of intangible assets	1,592	1,591	4,775	4,792
Restructuring charges and other costs	1,635	1,331	6,348	4,518
Income from operations	30,341	25,284	77,564	63,123
Interest expense	(8,475)	(3,493)	(23,183)	(7,428)
Interest income	1,343	452	4,223	843
Other income, net	2,384	1,087	280	1,577
Income before income taxes	25,593	23,330	58,884	58,115
Income tax expense	5,181	4,501	12,121	11,105
Net income	$20,412	$18,829	$46,763	$47,010
Earnings per share:
Basic	$0.57	$0.54	$1.32	$1.34
Diluted	$0.57	$0.53	$1.30	$1.32
Weighted-average number of shares outstanding:
Basic	35,647	35,151	35,535	35,184
Diluted	35,876	35,348	35,879	35,604

See accompanying notes to unaudited interim condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Net income	$20,412	$18,829	$46,763	$47,010
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,891)	(3,541)	(786)	(8,197)
Unrealized gain (loss) on derivatives, net of tax	(621)	730	1,523	4,293
Other	(110)	(22)	322	(63)
Other comprehensive income (loss)	(2,622)	(2,833)	1,059	(3,967)
Comprehensive income	$17,790	$15,996	$47,822	$43,043

See accompanying notes to unaudited interim condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(unaudited)

(in thousands)	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balances, December 31, 2022	35,164	$3,516	$519,238	$519,895	$(16,233)	$1,026,416
Stock-based compensation expense	—	—	12,331	—	—	12,331
Stock options exercised	5	1	67	—	—	68
Vesting of restricted stock units	721	72	(72)	—	—	—
Shares withheld for taxes	(237)	(24)	(5,780)	—	—	(5,804)
Dividends declared	—	—	—	(17,784)	—	(17,784)
Net income	—	—	—	46,763	—	46,763
Other comprehensive income	—	—	—	—	1,059	1,059
Balances, September 30, 2023	35,653	$3,565	$525,784	$548,874	$(15,174)	$1,063,049

Balances, June 30, 2023	35,642	$3,564	$522,247	$534,470	$(12,552)	$1,047,729
Stock-based compensation expense	—	—	3,674	—	—	3,674
Vesting of restricted stock units	16	2	(2)	—	—	—
Shares withheld for taxes	(5)	(1)	(135)	—	—	(136)
Dividends declared	—	—	—	(6,008)	—	(6,008)
Net income	—	—	—	20,412	—	20,412
Other comprehensive loss	—	—	—	—	(2,622)	(2,622)
Balances, September 30, 2023	35,653	$3,565	$525,784	$548,874	$(15,174)	$1,063,049

(in thousands)	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balances, December 31, 2021	35,213	$3,521	$507,447	$479,992	$(17,158)	$973,802
Stock-based compensation expense	—	—	13,282	—	—	13,282
Shares repurchased and retired	(376)	(37)	(4,177)	(5,177)	—	(9,391)
Stock options exercised	33	3	468	—	—	471
Vesting of restricted stock units	407	41	(41)	—	—	—
Shares withheld for taxes	(124)	(13)	(3,171)	—	—	(3,184)
Dividends declared	—	—	—	(17,406)	—	(17,406)
Net income	—	—	—	47,010	—	47,010
Other comprehensive loss	—	—	—	—	(3,967)	(3,967)
Balances, September 30, 2022	35,153	$3,515	$513,808	$504,419	$(21,125)	$1,000,617

Balances, June 30, 2022	35,140	$3,514	$509,172	$491,379	$(18,292)	$985,773
Stock-based compensation expense	—	—	4,795	—	—	4,795
Stock options exercised	1	—	12	—	—	12
Vesting of restricted stock units	18	2	(2)	—	—	—
Shares withheld for taxes	(6)	(1)	(169)	—	—	(170)
Dividends declared	—	—	—	(5,789)	—	(5,789)
Net income	—	—	—	18,829	—	18,829
Other comprehensive loss	—	—	—	—	(2,833)	(2,833)
Balances, September 30, 2022	35,153	$3,515	$513,808	$504,419	$(21,125)	$1,000,617

See accompanying notes to condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
(in thousands)	2023	2022
Cash flows from operating activities:
Net income	$46,763	$47,010
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	25,443	24,874
Amortization	8,660	8,113
Provision for doubtful accounts	1,321	(380)
Deferred income taxes	(4,465)	(4,138)
Asset impairments	1,075	—
Gain on the sale of property, plant and equipment	(335)	(246)
Gain on assets held for sale	—	(393)
Stock-based compensation expense	12,331	13,282
Changes in operating assets and liabilities:
Accounts receivable	12,937	(123,600)
Contract assets	(6,472)	(32,487)
Inventories	1,789	(228,501)
Prepaid expenses and other assets	(14,433)	(9,820)
Accounts payable	(24,420)	84,588
Advance payments from customers	(8,879)	93,476
Accrued liabilities	(14,201)	(2,043)
Operating leases	830	(638)
Income taxes	(730)	6,186
Net cash provided by (used in) operating activities	37,214	(124,717)
Cash flows from investing activities:
Additions to property, plant and equipment	(64,014)	(30,179)
Proceeds from the sale of property, plant and equipment	636	289
Proceeds from the sale of assets held for sale	—	5,372
Additions to capitalized purchased software	(2,699)	(3,415)
Other	(48)	5
Net cash used in investing activities	(66,125)	(27,928)
Cash flows from financing activities:
Debt issuance costs	(216)	(574)
Proceeds from stock options exercised	68	471
Employee taxes paid for with shares withheld	(5,804)	(3,184)
Dividends paid	(17,570)	(17,414)
Borrowings under credit agreement	614,500	593,000
Principal payments on credit agreement	(506,961)	(423,000)
Principal payments on finance leases	(129)	(123)
Share repurchases	—	(9,391)
Net cash provided by financing activities	83,888	139,785
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,647)	(9,552)
Net increase (decrease) in cash and cash equivalents and restricted cash	53,330	(22,412)
Cash and cash equivalents and restricted cash at beginning of year	207,430	271,749
Cash and cash equivalents and restricted cash at end of period	$260,760	$249,337

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

Note 3 – Inventories

Inventory costs are summarized as follows:

	September 30,	December 31,
(in thousands)	2023	2022
Raw materials	$699,520	$710,494
Work in process	23,402	15,546
Finished goods	2,427	1,709
	$725,349	$727,749

Note 4 – Goodwill and Other Intangible Assets

Goodwill allocated to the Company’s reportable segments is summarized as follows:

(in thousands)	Americas	Asia	Total
Goodwill as of September 30, 2023 and December 31, 2022	$154,014	$38,102	$192,116

Other assets, net consist primarily of acquired identifiable intangible assets and capitalized purchased software costs. Acquired identifiable intangible assets and capitalized purchased software costs as of September 30, 2023 and December 31, 2022 were as follows:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$100,059	$(70,703)	$29,356
Capitalized purchased software costs	43,816	(29,288)	14,528
Technology licenses	15,500	(15,500)	—
Trade names and trademarks	7,800	—	7,800
Other	868	(398)	470
Total intangible assets as of September 30, 2023	$168,043	$(115,889)	$52,154

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$100,072	$(65,958)	$34,114
Capitalized purchased software costs	52,483	(36,702)	15,781
Technology licenses	15,500	(15,500)	—
Trade names and trademarks	7,800	—	7,800
Other	868	(377)	491
Total intangible assets as of December 31, 2022	$176,723	$(118,537)	$58,186

Customer relationships are being amortized on a straight-line basis over a period of 10 to 14 years. Capitalized purchased software costs are amortized straight-line over the estimated useful life of the related software, which ranges from 2 to 14 years. Technology licenses are being amortized over their estimated useful lives in proportion to the economic benefits consumed. The Company’s acquired trade names and trademarks have been determined to have an indefinite life. Amortization on the condensed consolidated statements of cash flow for the nine months ended September 30, 2023 and 2022 was as follows:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Amortization of intangible assets	$4,775	$4,792
Amortization of capitalized purchased software costs	3,517	3,019
Amortization of debt costs	368	302
	$8,660	$8,113

The estimated future amortization expense of acquired intangible assets for each of the next five years is as follows:

Year ending December 31,	Amount
2023 (remaining three months)	$1,592
2024	4,817
2025	4,817
2026	4,817
2027	4,817

Note 5 – Borrowing Facilities

Long-term debt outstanding as of September 30, 2023 and December 31, 2022 consists of the following:

	September 30,	December 31,
(in thousands)	2023	2022
Revolving credit facility	$305,000	$195,000
Term loan	128,789	131,250
Less unamortized debt issuance costs	(1,677)	(1,829)
Total long-term debt	$432,112	$324,421

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

As of September 30, 2023, a portion of the $128.8 million of the outstanding debt under the Credit Agreement is effectively at a fixed interest rate of 4.039% as a result of a $128.0 million notional interest rate swap contract discussed in Note 14. A commitment fee of 0.15% to 0.30% per annum (based on the Company’s debt to EBITDA ratio) on the unused portion of the Revolving Credit Facility is payable quarterly in arrears.

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

The Credit Agreement contains certain financial covenants related to interest coverage and debt leverage, and certain customary affirmative and negative covenants, including restrictions on the Company’s ability to incur additional debt and liens, pay dividends, repurchase shares, sell assets and merge or consolidate with other persons. Amounts due under the Credit Agreement could be accelerated upon specified events of default, including a failure to pay amounts due, breach of a covenant, material inaccuracy of a representation, or occurrence of bankruptcy or insolvency, subject, in some cases, to cure periods. As of September 30, 2023, the Company was in compliance with the covenants under the Credit Agreement.

As of September 30, 2023, the Company had $128.8 million in borrowings outstanding under the Term Loan Facility, $305.0 million in borrowings outstanding under the Revolving Credit Facility, and $4.4 million in letters of credit outstanding under the Revolving Credit Facility. The Company had $240.6 million available for future borrowings under the Revolving Credit Facility subject to compliance with financial covenants as to interest coverage and debt leverage, in addition to other debt covenant restrictions.

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

The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Finance lease cost:
Amortization of right-of-use assets (included in depreciation expense)	$—	$24	$48	$72
Interest on lease liabilities	5	7	16	22
Operating lease cost	4,891	4,278	13,797	12,977
Short-term lease cost	183	64	473	208
Variable lease cost	442	466	1,334	1,408
Total lease cost	$5,521	$4,839	$15,668	$14,687

	Nine Months Ended September 30,
(in thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$13,196	$13,462
Operating cash flows used for finance lease	$16	$22
Financing cash flows used for finance lease	$129	$123
Right-of-use assets obtained in exchange for new operating lease liabilities	$39,849	$11,525

Lease assets and liabilities as of September 30, 2023 and December 31, 2022 were as follows:

	September 30,	December 31,
(dollars in thousands)	2023	2022
Finance lease right-of-use assets (included in other assets, net)	$—	$664
Operating lease right-of-use assets	$122,104	$93,081
Finance lease liabilities, current (included in current installments of long-term debt)	$179	$173
Finance lease liabilities, noncurrent (included in long-term debt)	$221	$355
Operating lease liabilities, current (included in accrued liabilities)	$14,281	$12,020
Operating lease liabilities, noncurrent	$114,279	$86,687
Weighted average remaining lease term – finance leases	2.2 years	2.9 years
Weighted average remaining lease term – operating leases	9.7 years	9.8 years
Weighted average discount rate – finance leases	4.8%	4.8%
Weighted average discount rate – operating leases	4.4%	4.1%

Future annual minimum operating lease payments and finance lease commitments as of September 30, 2023 were as follows (in thousands):

Year ending December 31,	Operating Leases	Finance Leases
2023 (remaining three months)	$4,318	$48
2024	19,547	194
2025	18,876	177
2026	15,480	—
2027	14,357	—
2028 and thereafter	87,187	—
Total minimum lease payments	159,765	419
Less: imputed interest	(31,205)	(19)
Total present value of lease liabilities	$128,560	$400

Note 7 – Common Stock and Stock-Based Awards Plans

Dividends

The Company began declaring and paying quarterly dividends during the first quarter of 2018. For the three and nine months ended September 30, 2023, cash dividends paid totaled $5.9 million and $17.6 million. For the three and nine months ended September 30, 2022, cash dividends paid totaled $5.8 million and $17.4 million. On September 11, 2023 and September 12, 2022, the Company declared quarterly cash dividends of $0.165 per share of the Company’s common stock to shareholders of record as of September 29, 2023 and September 30, 2022, respectively. The dividends for the third quarters of 2023 and 2022 were paid on October 13, 2023 and October 14, 2022, respectively. The Company’s future dividend policy is subject to the Company’s compliance with applicable law, and depends on, among other things, the Company’s results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in the Company’s debt agreements, and other factors that the Company’s Board of Directors (the Board of Directors) may deem relevant. Dividend payments are not mandatory or guaranteed; there can be no assurance that the Company will continue to pay a dividend in the future.

Share Repurchase Authorization

On February 19, 2020 and October 26, 2018, the Board of Directors authorized the repurchase of $150 million and $100 million, respectively, shares of the Company’s common stock in addition to the $250 million previously approved on March 6, 2018. During the three and nine months ended September 30, 2023, the Company did not repurchase any common shares. As of September 30, 2023, the Company had an aggregate $154.6 million remaining under its stock repurchase program.

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

As of September 30, 2023, 2.3 million common shares were available for issuance under the 2019 Plan.

All share-based payments to employees, including grants of employee stock options, are recognized in the condensed consolidated financial statements based on their grant date fair values. The total compensation cost recognized for stock-based awards was $3.7 million and $12.3 million for the three and nine months ended September 30, 2023, respectively, and $4.8 million and $13.3 million for the three and nine months ended September 30, 2022, respectively. The future tax benefit of these stock-based awards as of the grant date was $0.8 million and $2.8 million for the three and nine months ended September 30, 2023, respectively, and $1.1 million and $3.1 for the three and nine months ended September 30, 2022, respectively. Awards of restricted stock units and performance-based restricted stock units are valued at the closing market price of shares of the Company’s common stock on the date of grant. For performance-based restricted stock units, compensation expense is based on the probability that the performance goals will be achieved, which is monitored by management throughout the requisite service period. When it becomes probable, based on the Company’s expectation of performance during the measurement period, that more or less than the previous estimate of the awarded shares will vest, an adjustment to stock-based compensation expense is recognized as a change in accounting estimate.

As of September 30, 2023, the unrecognized compensation cost and remaining weighted-average amortization period related to stock-based awards were as follows:

(in thousands)	Restricted Stock Units	Performance- based Restricted Stock Units (1)
Unrecognized compensation cost	$25,713	$5,997
Remaining weighted-average amortization period	2.7 years	1.9 years

(1) Based on the probable achievement of the performance goals identified in each award.

The total cash received by the Company as a result of stock option exercises for the nine months ended September 30, 2023 and 2022 was $0.1 million and $0.5 million, respectively. The actual tax benefit realized as a result of stock option exercises and the vesting of other share-based awards for the nine months ended September 30, 2023 and 2022 was $2.6 million and $2.5 million, respectively. For the nine months ended September 30, 2023 and 2022, the total intrinsic value of stock options exercised was $0.1 million and $0.4 million, respectively.

The Company awarded performance-based restricted stock units to employees during the nine months ended September 30, 2023 and 2022. The number of performance-based restricted stock units that will ultimately be earned will not be determined until the end of the corresponding performance periods, and may vary from as low as zero to as high as 2.5 times the target number depending on the level of achievement of certain performance goals. The level of achievement of these goals is based upon the financial results of the Company for the last full calendar year within the performance period. The performance goals consist of certain levels of achievement using the following financial metrics: revenue, operating income margin, and return on invested capital. If the performance goals are not met based on the Company’s financial results, the applicable performance-based restricted stock units will not vest and will be forfeited. Shares subject to forfeited performance-based restricted stock units will be available for re-issuance under the Company’s 2019 Plan.

The following table summarizes activities relating to the Company’s stock options:

(in thousands, except per share data)	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	57	$21.85
Exercised	(11)	17.37
Forfeited or expired	(2)	18.66
Outstanding and exercisable as of September 30, 2023	44	$23.07	1.0	$53

The aggregate intrinsic value in the table above is before income taxes and is calculated as the difference between the exercise price of the underlying options and the Company’s closing stock price as of the last business day of the period ended September 30, 2023 for options that had exercise prices that were below the closing price.

The following table summarizes the activities related to the Company’s time-based restricted stock units:

(in thousands, except per share data)	Number of Units	Weighted- Average Grant Date Fair Value
Non-vested awards outstanding as of December 31, 2022	1,185	$26.93
Granted	720	24.12
Vested	(479)	26.92
Forfeited	(136)	25.94
Non-vested awards outstanding as of September 30, 2023	1,290	$25.47

The following table summarizes the activities related to the Company’s performance-based restricted stock units:

		Weighted-
		Average
	Number of	Grant Date
(in thousands, except per share data)	Units	Fair Value
Non-vested units outstanding as of December 31, 2022	545	$27.62
Granted(1)	244	25.30
Vested	(242)	28.30
Forfeited	(105)	26.98
Non-vested units outstanding as of September 30, 2023	442	$26.12

(1) Represents target number of units that can vest based on the achievement of the performance goals.

Note 8 – Income Taxes

Income tax expense consists of the following:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Current:
U.S. Federal	$570	$(9)
State and local	196	609
Foreign	15,820	14,715
Deferred	(4,465)	(4,210)
	$12,121	$11,105

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in the United States in response to the COVID pandemic. The CARES Act, among other things, permits net operating loss carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021, and contains modifications on the limitation of business interest. The Company has evaluated the impact of these provisions and has determined these provisions did not have any impact on the nine months ended September 30, 2023. In addition, the CARES Act allowed for employee retention tax credits to be taken in U.S. payroll tax filings and allowed for the deferral of the employer portion of social security taxes during the calendar year 2020 with 50% to be paid at the end of calendar years 2021 and 2022, respectively. The Company deferred the payment of the employer portion of social security taxes for the year ended December 31, 2020 until the end of 2021 and 2022, respectively. During December 2022 and 2021, the Company paid 100% of the social security taxes previously deferred and all employer deferrals have been paid. The Company has also determined it was entitled to employee retention credits and filed for the credits in the second quarter 2020 payroll tax reports pursuant to the guidance provided by the Internal Revenue Service. The amount for the credits was recorded in operating expenses for the year ended December 31, 2020. The Company was not eligible for employee retention tax credits as of December 31, 2021. The Company has not received the retention credits from the Internal Revenue Service that it applied for during the second quarter of 2020. The Internal Revenue Service has had some delays in processing the filings for the tax refunds.

The Company has been granted certain tax incentives, including tax holidays, for its subsidiaries in China and Thailand that will expire at various dates, unless extended or otherwise renegotiated, through 2023 in China and 2030 in Thailand, and are subject to certain conditions with which the Company expects to comply. We will be applying for an additional China tax holiday for future years from 2024 until 2026. The Malaysia tax incentive expired as of March 31, 2021, but the Company has applied for an extension of the Malaysia tax holiday which would extend the tax holiday for potentially 5 to 10 years. There is no guarantee that the Company will be granted the extension of the Malaysia tax holiday or the future China tax holiday. The net impact of these tax incentives was to lower foreign income tax expense for the nine months ended September 30, 2023 and 2022 by approximately $4.7 million (approximately $0.13 per diluted share) and $4.5 million (approximately $0.13 per diluted share), respectively, as follows:

	Nine Months Ended September 30,
(in thousands)	2023	2022
China	$620	$581
Thailand	4,086	3,924
	$4,706	$4,505

As of September 30, 2023, the total amount of the reserve for uncertain tax benefits including interest and penalties was $9.5 million. The reserve is classified as a current or long-term liability in the unaudited condensed consolidated balance sheets based on the Company’s expectation of when the items will be settled. The Company records interest expense and penalties accrued in relation to uncertain income tax benefits as a component of current income tax expense on the condensed consolidated statements of income.

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

Taxes assessed by governmental authorities that are both imposed on and concurrent with a specific revenue-producing transaction, which are collected by the Company from a customer, are excluded from revenue.

Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as fulfillment costs and are included in cost of sales in the condensed consolidated statements of income.

Disaggregation of revenue

In the following tables, revenue is disaggregated by market sector. The tables also include a reconciliation of the disaggregated revenue with the reportable operating segments. Elimination of intersegment sales includes intersegment sales between reportable operating segments.

	Reportable Operating Segments
	Three Months Ended September 30, 2023
(in thousands)	Americas	Asia	Europe	Total
Market sector:
Industrials	$28,504	$94,939	$30,198	$153,641
A&D	84,821	8,833	6,033	99,687
Medical	92,509	46,968	9,653	149,130
Semi-Cap	65,920	75,103	24,231	165,254
Advanced Computing	60,748	4,976	—	65,724
Next Generation Communications	52,677	33,582	—	86,259
External revenue	385,179	264,401	70,115	719,695
Elimination of intersegment sales	14,177	10,762	1,297	26,236
Segment revenue	$399,356	$275,163	$71,412	$745,931

	Nine Months Ended September 30, 2023
(in thousands)	Americas	Asia	Europe	Total
Market sector:
Industrials	$96,390	$270,369	$97,245	$464,004
A&D	215,185	25,655	18,426	259,266
Medical	251,001	146,136	33,978	431,115
Semi-Cap	189,939	216,522	71,369	477,830
Advanced Computing	224,424	18,679	—	243,103
Next Generation Communications	156,592	115,656	56	272,304
External revenue	1,133,531	793,017	221,074	2,147,622
Elimination of intersegment sales	67,252	37,039	2,783	107,074
Segment revenue	$1,200,783	$830,056	$223,857	$2,254,696

	Three Months Ended September 30, 2022
(in thousands)	Americas	Asia	Europe	Total
Market sector:
Industrials	$29,504	$90,469	$35,305	$155,278
A&D	69,700	13,514	3,024	86,238
Medical	85,609	67,956	11,981	165,546
Semi-Cap	77,123	91,907	17,295	186,325
Advanced Computing	78,438	16,124	—	94,562
Next Generation Communications	43,012	40,487	127	83,626
External revenue	383,386	320,457	67,732	771,575
Elimination of intersegment sales	17,519	17,269	668	35,456
Segment revenue	$400,905	$337,726	$68,400	$807,031

	Nine Months Ended September 30, 2022
(in thousands)	Americas	Asia	Europe	Total
Market sector:
Industrials	$71,171	$275,422	$104,667	$451,260
A&D	216,204	29,196	11,922	257,322
Medical	240,467	176,408	31,778	448,653
Semi-Cap	212,152	274,703	57,806	544,661
Advanced Computing	180,109	38,145	—	218,254
Next Generation Communications	108,077	107,228	232	215,537
External revenue	1,028,180	901,102	206,405	2,135,687
Elimination of intersegment sales	38,580	44,332	2,186	85,098
Segment revenue	$1,066,760	$945,434	$208,591	$2,220,785

During the nine months ended September 30, 2023 and 2022, 89.0% and 90.6%, respectively, of the Company’s revenue was recognized as products and services that were transferred over time.

The timing of revenue recognition, billings and cash collections result in billed accounts receivable, contract assets and advance payments from customers.

As of September 30, 2023 and December 31, 2022, the Company had $190.1 million and $183.6 million, respectively, in contract assets from contracts with customers. The contract assets primarily relate to the Company’s right to consideration for work completed but not billed as of the reporting date. The contract assets are transferred to accounts receivable when the rights become unconditional.

Significant changes in contract asset during the period are as follows:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Beginning balance	$183,613	$155,243
Revenue recognized	1,911,958	1,937,398
Amounts collected or invoiced	(1,905,486)	(1,904,911)
Ending balance	$190,085	$187,730

As of September 30, 2023 and December 31, 2022, the Company had $189.1 million and $197.9 million, respectively, in advance payments from customers. Of those amounts, $175.1 million and $178.9 million, respectively, were customer deposits and prepayments of inventory and $14.0 million and $18.9 million, respectively, were related to the contractual timing of payments. The advance payments are not considered a significant financing component because they are used to meet working capital demands of a contract, offset inventory risks and protect the Company from the failure of other parties to fulfill obligations under a contract.

Note 10 – Accounts Receivable Sale Programs

As of September 30, 2023, in connection with trade accounts receivable sale programs with unaffiliated financial institutions, the Company may elect to sell, at a discount, on an ongoing basis, up to a maximum of $200.0 million of specific accounts receivable at any one time.

During the three months ended September 30, 2023 and 2022, the Company sold $123.3 million and $103.4 million, respectively, of accounts receivable under these programs, and in exchange, the Company received cash proceeds of $122.4 million and $102.9 million, respectively, net of the discount. During the nine months ended September 30, 2023 and 2022, the Company sold $415.4 million and $330.0 million, respectively, of accounts receivable under these programs, and in exchange, the Company received cash proceeds of $412.1 million and $328.9 million, respectively, net of the discount. The sale discount was recorded to other expense on the condensed consolidated statements of income.

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

The Company recognized $5.2 million of restructuring charges during the nine months ended September 30, 2023 primarily related to the previously announced closure of our site in Moorpark, California in the Americas, and other smaller activities involving capacity reductions and reductions in workforce in certain facilities across various regions. Moorpark, California operations ceased as of March 31, 2023 with restructuring activity expected to be substantially completed in 2023.

The following table summarizes the 2023 activity in accrued restructuring, which is included in accrued liabilities on the condensed consolidated balance sheet, as of September 30, 2023 and relates to various restructuring activities initiated prior to September 30, 2023:

	Balance as of				Foreign	Balance as of
	December 31,	Restructuring	Cash	Non-Cash	Exchange	September 30,
(in thousands)	2022	Charges	Payments	Activity	Adjustments	2023
Restructuring:
Severance	$3,683	$2,971	$(6,600)	$—	$32	$86
Lease facility costs	17	153	(161)	—	—	9
Other exit costs	81	2,104	(2,103)	—	—	82
	$3,781	$5,228	$(8,864)	$-	$32	$177

The components of restructuring charges during the first nine months of 2023 were as follows:

(in thousands)	Americas	Asia	Europe	Total
Severance costs	$2,908	$63	$—	$2,971
Lease facility costs	153	—	—	153
Other exit costs	2,104	—	—	2,104
	$5,165	$63	$—	$5,228

During the second quarter of 2023, the Company made the decision to no longer continue certain manufacturing capabilities in the Americas. In connection with that decision, the Company assessed the facility and equipment assets used in those manufacturing capabilities and recorded $1.1 million of impairment charges as a result of that assessment. The asset impairment charges are included in the restructuring charges and other costs line item on the condensed consolidated statements of income for the nine months ended September 30, 2023.

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

The following table sets forth the calculation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2023	2022	2023	2022
Net income	$20,412	$18,829	$46,763	$47,010
Denominator for basic earnings per share – weighted-average number of common shares outstanding during the period	35,647	35,151	35,535	35,184
Incremental common shares attributable to exercise of dilutive options	4	13	5	15
Incremental common shares attributable to outstanding restricted stock units	225	184	339	405
Denominator for diluted earnings per share	35,876	35,348	35,879	35,604
Basic earnings per share	$0.57	$0.54	$1.32	$1.34
Diluted earnings per share	$0.57	$0.53	$1.30	$1.32

Restricted stock units totaling three thousand and 0.2 million common shares for the three and nine months ended September 30, 2023, respectively, were not included in the computation of diluted earnings per share as their effect would have been anti-dilutive. Restricted stock units totaling less than one thousand common shares for the three months ended September 30, 2022 were not included in the computation of diluted earnings per share as their effect would have been anti-dilutive. There were no anti-dilutive shares for the nine months ended September 30, 2022.

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

The Company utilizes forward currency exchange contracts to manage its foreign currency exposure. These instruments are designated as cash flow hedges and the changes in fair value of the derivatives are recorded in accumulated other comprehensive loss on the condensed consolidated balance sheets until earnings are affected by the variability of the cash flows. During the three and nine months ended September 30, 2023, the Company recorded an unrealized loss of $2.3 million ($1.7 million net of tax) and an unrealized gain of $1.0 million ($0.8 million net of tax), respectively, on the forward currency exchange contracts in other comprehensive income and transferred unrealized gains of $1.2 million and $2.5 million, respectively, to cost of sales. During the three and nine months ended September 30, 2022, the Company recorded an unrealized loss of less than $0.1 million (less than $0.1 million net of tax) and an unrealized gain of $0.4 million ($0.3 million net of tax), respectively, on the forward currency exchange contracts in other comprehensive income (loss) and transferred unrealized gains of $0.1 million and $0.2 million, respectively, to cost of sales (See Note 15). The Company also has forward currency exchange contracts in place as of September 30, 2023 that have not been designated as accounting hedges and, therefore, changes in fair value are recorded in other income on the condensed consolidated statements of income.

As of September 30, 2023, the fair value estimates for the Company’s forward currency exchange contracts were based on Level 2 inputs of the fair value hierarchy, which includes obtaining directly or indirectly observable values from third parties active in the relevant markets. Inputs in the determinations of fair value of the foreign currency forward contracts include prevailing forward and spot prices for currencies. The Company enters into forward currency exchange contracts for its operations in Mexico, Europe and Thailand.

The Company utilizes an interest rate swap agreement to hedge a portion of its interest rate exposure on outstanding borrowings under the Credit Agreement. The Company entered into a new interest rate swap agreement on July 20, 2023 and as of September 30, 2023, the notional amount of this interest rate swap agreement was $128.0 million. Under the interest rate swap agreement, the Company receives variable rate interest payments based on the one-month LIBOR rate and pays fixed rate interest payments. The fixed interest rate for the contract is 4.039%. The effect of the swap is to convert a portion of the floating rate interest expense to fixed interest rate expense. Based on the terms of the interest rate swap contract and the underlying borrowings outstanding under the Credit Agreement, the interest rate contract was determined to be highly effective, and thus qualifies and has been designated as a cash flow hedge. As such, changes in the fair value of the interest rate swap are recorded in accumulated other comprehensive loss on the condensed consolidated balance sheets until earnings are affected by the variability of cash flows. During the three and nine months ended

September 30, 2023, the Company recorded unrealized gains of $1.5 million ($1.1 million net of tax) and $1.0 million ($0.7 million net of tax), respectively, on the swap in other comprehensive income (loss) (See Note 15).

As of December 31, 2022, the notional amount of the Company's previous interest rate swap agreement was $121.9 million and the fixed interest rate for the contract was 2.928%. During the three and nine months ended September 30, 2022, the Company recorded unrealized gains of $1.0 million ($0.7 million net of tax) and $5.3 million ($4.0 million net of tax), respectively, on the swap in other comprehensive income (See Note 15).

As of September 30, 2023 and December 31, 2022, the fair value estimates for the Company’s respective interest rate swap agreements were based on Level 2 inputs of the fair value hierarchy, as the Company obtained the valuation from a third party active in relevant markets. The valuation of the swap agreements is primarily measured through various pricing models or discounted cash flow analysis that incorporate observable market parameters, such as interest rate yield curves and volatility.

The following table presents the fair value of the Company’s derivative instruments:

		Fair Value
		September 30,	December 31,
(in thousands)	Balance Sheet Location	2023	2022
Derivatives designated as hedging instruments:
Forward currency exchange contracts	Other current assets	$1,440	$407
Interest rate swap agreement	Other assets, net and other current assets, respectively	$1,640	$639

Note 15 – Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component were as follows:

	Three Months Ended September 30,
	2023				2022
	Foreign				Foreign
	Currency	Derivative			Currency	Derivative
	Translation	Instruments,			Translation	Instruments,
(in thousands)	Adjustments	Net of Tax	Other	Total	Adjustments	Net of Tax	Other	Total
Beginning balance	$(14,772)	$2,932	$(712)	$(12,552)	$(17,385)	$191	$(1,098)	$(18,292)
Other comprehensive gain (loss) before reclassifications	(1,891)	560	(110)	(1,441)	(3,541)	828	(22)	(2,735)
Amounts reclassified from accumulated other comprehensive loss	—	(1,181)	—	(1,181)	—	(98)	—	(98)
Net current period other comprehensive gain (loss)	(1,891)	(621)	(110)	(2,622)	(3,541)	730	(22)	(2,833)
Ending balance	$(16,663)	$2,311	$(822)	$(15,174)	$(20,926)	$921	$(1,120)	$(21,125)

	Nine Months Ended September 30,
	2023				2022
	Foreign				Foreign
	Currency	Derivative			Currency	Derivative
	Translation	Instruments,			Translation	Instruments,
(in thousands)	Adjustments	Net of Tax	Other	Total	Adjustments	Net of Tax	Other	Total
Beginning balance	$(15,877)	$788	$(1,144)	$(16,233)	$(12,729)	$(3,372)	$(1,057)	$(17,158)
Other comprehensive gain (loss) before reclassifications	(786)	3,999	322	3,535	(8,197)	4,460	(63)	(3,800)
Amounts reclassified from accumulated other comprehensive loss	—	(2,476)	—	(2,476)	—	(167)	—	(167)
Net current period other comprehensive gain (loss)	(786)	1,523	322	1,059	(8,197)	4,293	(63)	(3,967)
Ending balance	$(16,663)	$2,311	$(822)	$(15,174)	$(20,926)	$921	$(1,120)	$(21,125)

Unrealized gains and losses relating to derivative instruments, reclassified from accumulated other comprehensive loss for the three and nine months ended September 30, 2023 and 2022, were recognized as a component of cost of sales in the condensed consolidated statements of income, which relate to the Company's forward currency exchange contracts accounted for as cash flow hedges. See Note 14 for further explanation of the change in derivative instruments that is recorded to accumulated other comprehensive loss.

Note 16 – Segment and Geographic Information

The Company currently has manufacturing facilities in the Americas, Asia and Europe to serve its customers. The Company is operated and managed geographically, and management evaluates performance and allocates the Company’s resources on a geographic basis. Intersegment sales are generally recorded at prices that approximate arm’s length transactions. Operating segments’ measure of profitability is based on income from operations. Corporate and intersegment eliminations include (1) corporate expenses not allocated to the Company’s three reportable segments, which are primarily general and administrative expenses such as corporate employee payroll and benefit costs and corporate facility costs, and (2) income from operations on intersegment sales between reportable segments. Corporate functions include legal, finance, tax, treasury, information technology, risk management, human resources, business development and other administrative functions. The accounting policies for the reportable operating segments are the same as for the Company taken as a whole. The Company has three reportable operating segments: Americas, Asia, and Europe. Information about operating segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Net sales:
Americas	$399,356	$400,905	$1,200,783	$1,066,760
Asia	275,163	337,726	830,056	945,434
Europe	71,412	68,400	223,857	208,591
Elimination of intersegment sales	(26,236)	(35,456)	(107,074)	(85,098)
	$719,695	$771,575	$2,147,622	$2,135,687
Depreciation and amortization:
Americas	$5,302	$4,895	$15,564	$14,522
Asia	2,496	2,570	7,232	7,668
Europe	806	822	2,394	2,440
Corporate	2,950	2,838	8,913	8,357
	$11,554	$11,125	$34,103	$32,987
Income from operations:
Americas	$18,278	$14,608	$45,524	$41,094
Asia	37,526	33,662	91,908	91,320
Europe	3,945	4,880	13,991	10,526
Corporate and intersegment eliminations	(29,408)	(27,866)	(73,859)	(79,817)
	30,341	25,284	77,564	63,123
Interest expense	(8,475)	(3,493)	(23,183)	(7,428)
Interest income	1,343	452	4,223	843
Other income, net	2,384	1,087	280	1,577
Income before income taxes	$25,593	$23,330	$58,884	$58,115
Capital expenditures:
Americas	$6,762	$5,495	$35,351	$20,587
Asia	10,529	1,104	21,153	7,151
Europe	1,118	590	3,911	3,839
Corporate	1,255	1,434	6,298	2,017
	$19,664	$8,623	$66,713	$33,594

	September 30,	December 31,
(in thousands)	2023	2022
Total assets:
Americas	$1,115,465	$1,055,533
Asia	793,215	764,164
Europe	202,054	183,443
Corporate	222,411	224,191
	$2,333,145	$2,227,331

Geographic net sales information provided below reflects the destination of the product shipped. Long-lived assets information is based on the physical location of the asset and includes property, plant and equipment, net, operating lease right-of-use assets, and other long-term assets, net.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Geographic net sales:
United States	$436,842	$423,183	$1,308,935	$1,154,135
Singapore	96,563	126,178	294,453	348,134
Other Asia	56,689	90,681	158,580	251,396
Europe	99,125	91,086	304,910	287,056
Other	30,476	40,447	80,744	94,966
	$719,695	$771,575	$2,147,622	$2,135,687

			September 30,	December 31,
(in thousands)			2023	2022
Long-lived assets:
United States			$239,958	$249,409
Asia			80,070	68,283
Europe			30,558	29,338
Other			67,184	23,801
			$417,770	$370,831

Note 17 –Supplemental Cash Flow and Non-Cash Information

The following is additional information concerning supplemental disclosures of cash payments.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Supplemental cash flow information:
Income taxes paid, net	$9,995	$8,032	$33,323	$20,883
Interest paid	9,392	3,264	22,437	6,807
Non-cash investing activity:
Additions to property, plant and equipment in accounts payable			$17,477	$21,921

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The financial information and the discussion below should be read in conjunction with other information, including the condensed consolidated financial statements and Notes thereto in Part I, Item 1 of this quarterly report on Form 10-Q for the quarterly period ended September 30, 2023 (this Report), consolidated financial statements appearing in the Company’s annual report on Form 10-K for the year ended December 31, 2022 (the 2022 10-K), and Part I, Item 1A, Risk Factors of the 2022 10-K. In this Report, references to Benchmark, the Company or use of the words “we”, “our” and “us” include Benchmark’s subsidiaries unless otherwise noted.

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts and may include words such as “anticipate,” “believe,” “intend,” “plan,” “project,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” “will,” “could,” “predict,” and similar expressions or the negative or other variations thereof. In particular, statements, express or implied, concerning the Company’s expectations relating to current supply chain and labor constraints, global geopolitical events (such as Russia's invasion of Ukraine, U.S. tensions with China and the Israel-Hamas war), continuing inflationary pressures, the effects of foreign currency fluctuations and high interest rates, future operating results or margins, the ability to generate sales and income or cash flow, expected revenue mix, the Company’s business strategy and strategic initiatives, the Company’s repurchases of shares of its common stock and the Company’s intentions concerning the payment of dividends, among others, are forward-looking statements. Although the Company believes these statements are based on and derived from reasonable assumptions, they involve risks, uncertainties and assumptions that are beyond the Company’s ability to control or predict, relating to operations, markets and the business environment generally, including those discussed under Part I, Item 1A of the 2022 10-K and in any of the Company’s subsequent reports filed with the Securities and Exchange Commission (the SEC). Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes, including the future results of our operations, may vary materially from those indicated. Undue reliance should not be placed on any forward-looking statements. Forward-looking statements are not guarantees of performance. All forward-looking statements included in this Report are based upon information available to the Company as of the date of this Report, and the Company assumes no obligation to update this Report.

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
•
Design & Engineering Services, which include design for manufacturability, design optimization for our factory processes and supply chain, and test development, concurrent and sustaining engineering, turnkey product design and regulatory services. Our engineering services may be for systems, sub-systems, printed circuit boards and assemblies, and components. We have the flexibility and capability to engage anywhere in the customers' design process flow. We provide these services across all the industries we serve.
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

Third Quarter 2023 Highlights

Sales for the three months ended September 30, 2023 were $719.7 million, a 7% decrease from sales of $771.6 million during the three months ended September 30, 2022. During the third quarter of 2023, sales to customers in our various industry sectors fluctuated from the third quarter of 2022 as follows:

• Industrials decreased by 1%,

• A&D increased by 16%,

• Medical decreased by 10%,

• Semi-Cap decreased by 11%,

• Advanced Computing decreased by 30%, and

• Next Generation Communications increased by 3%.

The overall revenue decrease was primarily due to a decrease in Advanced Computing due to the completion of a high performance computing program, partially offset by an increase in A&D. See "Results of Operations — Sales" discussion below.

Our sales depend on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, the availability of electronic component supply, or the failure of a major customer to pay for components or services, have adversely affected us. A substantial percentage of our sales are made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. Sales to our ten largest customers represented 52% and 53% of our total sales during the nine months ended September 30, 2023 and 2022, respectively. Due to global labor and supply disruptions, we continue to see component supply chain constraints across commodity categories that are constraining our ability to produce the full demand forecasts we are receiving from customers. Lead times are improving from previous highs but continue to be elongated from historical levels and many suppliers continue to categorize some of their constrained components with non-cancelable and non-returnable business terms. Though we have seen the easing of certain material constraints, last-minute allocations created inefficiencies in our operations, as well as increased costs to us and our customers.

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

We have undertaken initiatives to restructure our business operations with the intention of improving utilization and reducing costs. During the nine months ended September 30, 2023, we recognized $5.2 million of restructuring and other costs due to expenses associated with various site closures and restructuring activities. See "Restructuring Charges and Other Costs".

Inflation, disruption in the global economy and financial markets and geopolitical events continue to create uncertainty. However, we are not aware of any specific event or circumstance that would require updates to our estimates or judgments or require us to revise the carrying value of our assets or liabilities as of the date we filed this Report. These estimates may change as new events occur and additional information is obtained. Actual results could differ from these estimates under different assumptions or conditions.

RESULTS OF OPERATIONS

The following table presents the percentage relationship that certain items in our condensed consolidated statements of income bear on sales for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	90.4	91.3	90.7	91.4
Gross profit	9.6	8.7	9.3	8.6
Selling, general and administrative expenses	4.9	5.0	5.2	5.2
Amortization of intangible assets	0.2	0.2	0.2	0.2
Restructuring charges and other costs	0.2	0.2	0.3	0.2
Income from operations	4.2	3.3	3.6	3.0
Other expense, net	(0.7)	(0.3)	(0.9)	(0.3)
Income before income taxes	3.6	3.0	2.7	2.7
Income tax expense	0.7	0.6	0.6	0.5
Net income	2.8%	2.4%	2.2%	2.2%

Sales

As noted above, sales for the third quarter of 2023 decreased 7% from the same quarter in 2022.

Sales are analyzed by management by industry sector and by geographic segment, which reflects our reportable segments. Our global business development strategy is based on our targeted industry sectors. Management measures operational performance and allocates resources on a geographic segment basis.

Sales by industry sector were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Industrials	$153,641	$155,278	$464,004	$451,260
A&D	99,687	86,238	259,266	257,322
Medical	149,130	165,546	431,115	448,653
Semi-Cap	165,254	186,325	477,830	544,661
Advanced Computing	65,724	94,562	243,103	218,254
Next Generation Communications	86,259	83,626	272,304	215,537
Total	$719,695	$771,575	$2,147,622	$2,135,687

Industrials. Third quarter of 2023 sales decreased 1% to $153.6 million from $155.3 million in the third quarter of 2022. Sales during the first nine months of 2023 increased 3% to $464.0 million from $451.3 million in the same period of 2022. The increase in the nine month period was primarily due to new customer ramps, specifically in energy efficiency devices.

Aerospace and Defense. Third quarter of 2023 sales increased 16% to $99.7 million from $86.2 million in the third quarter of 2022. Sales during the first nine months of 2023 increased 1% to $259.3 million from $257.3 million in the same period of 2022. The increases were due to strength in both Defense and Commercial Aerospace and improved supply availability.

Medical. Third quarter of 2023 sales decreased 10% to $149.1 million from $165.5 million in the third quarter of 2022. Sales during the first nine months of 2023 decreased to $431.1 million from $448.7 million in the same period of 2022. The decreases were primarily due to reductions in revenue from supply chain premiums partially offset by increases in existing programs and new programs ramping as supply availability has improved.

Semiconductor Capital Equipment. Third quarter of 2023 sales decreased 11% to $165.3 million from $186.3 million in the third quarter of 2022. Sales during the first nine months of 2023 decreased 12% to $477.8 million from $544.7 million in the same period of 2022. The decreases were primarily due to lower demand with existing customers.

Advanced Computing. Third quarter of 2023 sales decreased 30% to $65.7 million from $94.6 million in the third quarter of 2022. The decrease was primarily due to the completion of multiple high performance computing programs. Sales during the first nine months of 2023 increased 11% to $243.1 million from $218.3 million in the same period of 2022. The increase was primarily due to the contribution from multiple high performance computing programs completed during the period.

Next Generation Communications. Third quarter of 2023 sales increased 3% to $86.3 million from $83.6 million in the third quarter of 2022. Sales during the first nine months of 2023 increased 26% to $272.3 million from $215.5 million in the same period of 2022. The increases were primarily due to growth in broadband infrastructure programs.

Our international operations are subject to the risks of doing business abroad. See Part I, Item 1A of our 2022 10-K for factors pertaining to our international sales, fluctuations in foreign currency exchange rates and a discussion of potential adverse effects in operating results associated with the risks of doing business abroad. During the third quarter of 2023 and 2022, 60% and 61%, respectively, of our sales were from international operations.

Sales by geographic segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Net sales:
Americas	$399,356	$400,905	$1,200,783	$1,066,760
Asia	275,163	337,726	830,056	945,434
Europe	71,412	68,400	223,857	208,591
Elimination of intersegment sales:	(26,236)	(35,456)	(107,074)	(85,098)
Total net sales	$719,695	$771,575	$2,147,622	$2,135,687

Americas. Third quarter of 2023 sales were consistent with the third quarter of 2022. Sales during the first nine months of 2023 increased 13% to $1.2 billion from $1.1 billion in the same period of 2022. The increase in the nine month period was due to increased demand from existing customers and new customer ramps, offsetting decreased revenue from supply chain premiums.

Asia. Third quarter of 2023 sales decreased 19% to $275.2 million from $337.7 million in the same quarter in 2022. Sales during the first nine months of 2023 decreased 19% to $830.1 million from $945.4 million in the same period of 2022. The decreases were primarily due to reductions in revenue from supply chain premiums partially offset by increases in existing programs and new programs ramping.

Europe. Third quarter of 2023 sales increased 4% to $71.4 million from $68.4 million in the third quarter of 2022. Sales during the first nine months of 2023 increased 7% to $223.9 million from $208.6 million in the same period of 2022. The increases were primarily due to increasing demand with existing customers.

Gross Profit

Gross profit increased 3% to $69.1 million in the third quarter of 2023 from $66.8 million in the same quarter in 2022. Gross profit increased 9% to $200.1 million in the first nine months of 2023 from $183.1 million in the same period of 2022. Gross profit increased primarily due to operational efficiencies.

Operating Income

Third quarter of 2023 operating income increased 20% to $30.3 million from $25.3 million in the third quarter of 2022. Operating income increased 23% to $77.6 million in the first nine months of 2023 from $63.1 million in the same period of 2022. The increases were primarily due to an increase in gross profit offsetting an increase in SG&A and restructuring expense.

Operating income by reportable segment was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Operating income:
Americas	$18,278	$14,608	$45,524	$41,094
Asia	37,526	33,662	91,908	91,320
Europe	3,945	4,880	13,991	10,526
Corporate and other costs	(29,408)	(27,866)	(73,859)	(79,817)
Total operating income	$30,341	$25,284	$77,564	$63,123

Americas. Third quarter of 2023 operating income increased 25% to $18.3 million from $14.6 million in the same quarter in 2022. Operating income during the first nine months of 2023 increased 11% to $45.5 million from $41.1 million in the same period of 2022. The increases were primarily due to higher revenue and improved gross profit.

Asia. Third quarter of 2023 operating income increased 11% to $37.5 million from $33.7 million in the third quarter of 2022. Operating income during the first nine months of 2023 increased 1% to $91.9 million from $91.3 million in the same period of 2022. The increases were primarily due to revenue mix.

Europe. Third quarter of 2023 operating income decreased 6% to $3.9 million from $4.9 million in the third quarter of 2022. The decrease was primarily due to operational inefficiencies, despite higher revenue. Operating income during the first nine months of 2023 increased 7% to $14.0 million from $10.5 million in the same period of 2022. The increase was primarily due to higher revenue and lower cost of material content.

Selling, General and Administrative Expenses

SG&A decreased to $35.5 million in the third quarter of 2023 from $38.5 million in the third quarter of 2022. The decrease in the third quarter was primarily due to lower variable compensation. SG&A increased to $111.4 million in the first nine months of 2023 from $110.7 million in the same period of 2022. The increase in the nine month period was primarily due to a net increase in variable compensation.

Amortization of Intangible Assets

Amortization of intangible assets was $1.6 million in both the third quarter of 2023 and 2022. Amortization of intangibles was $4.8 million in both of the first nine months of 2023 and 2022.

Restructuring Charges and Other Costs

During the third quarter and first nine months of 2023, we recognized $1.4 million and $5.2 million of restructuring charges, respectively, primarily due to expenses associated with announced site closures or exits, reductions in work force and other restructuring activities primarily in the Americas. Additionally, during the second quarter of 2023, the Company made the decision to no longer continue certain manufacturing capabilities in the Americas. In connection with that decision, the Company assessed the facility and equipment assets used in those manufacturing capabilities using valuation information from third parties and recorded $1.1 million of impairment charges as a result of that assessment during the first nine months of 2023. The asset impairment charges are included in the restructuring charges and other costs line item on the condensed consolidated statements of income.

During the third quarter and first nine months of 2022, we recognized $1.3 million and $4.9 million of restructuring charges, respectively, primarily due to expenses associated with announced site closures or exits, reductions in workforce and other restructuring activities primarily in the Americas. During the first nine months of 2022, we also incurred a $2.0 million loss on assets held for sale related to certain manufacturing capabilities in the Americas that the Company made the decision in 2021 to no longer continue and a gain on assets held for sale of $2.4 million related to the sale of the Angleton, Texas facility.

See Note 12 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Report for additional information on our restructuring charges.

Interest Expense

Interest expense increased to $8.5 million in the third quarter of 2023 from $3.5 million in the third quarter of 2022. Interest expense increased to $23.2 million in the first nine months of 2023 from $7.4 million in the same period of 2022. The increases were primarily due to higher interest rates and increased borrowings under our revolving credit facility to support investment in working capital.

Interest Income

Interest income increased to $1.3 million in the third quarter of 2023 from $0.5 million in the third quarter of 2022. Interest income increased to $4.2 million in the first nine months of 2023 from $0.8 million in the same period of 2022. The increases were primarily due to higher interest rates.

Income Tax Expense

Income tax expense of $5.2 million represented a 20.2% effective tax rate for the third quarter of 2023, compared with $4.5 million in the third quarter of 2022 representing an effective tax rate of 19.3%. The differences between the effective tax rates for the third quarter of 2023 compared to the third quarter of 2022 is related to the mix of profits in our various jurisdictions. Income tax expense of $12.1 million represented a 20.6% effective tax rate for the first nine months of 2023, compared with $11.1 million in the same period of 2022 representing an effective tax rate of 19.1%. The differences between the effective tax rates for first nine months of 2023 compared to 2022 is related to the mix of profits in our various jurisdictions.

We have been granted certain tax incentives, including tax holidays, for our subsidiaries in China and Thailand that will expire at various dates, unless extended or otherwise renegotiated, through 2023 in China and 2030 in Thailand. See Note 8 to the condensed consolidated financial statements in Part I, Item 1 of this Report.

Net Income

We reported a net income of $20.4 million, or $0.57 per diluted share, for the third quarter of 2023, compared with a net income of $18.8 million, or $0.53 per diluted share, for the third quarter of 2022. We reported a net income of $46.8 million, or $1.30 per diluted share, for the first nine months of 2023, compared with a net income of $47.0 million, or $1.32 per diluted share, for the same period of 2022. The changes were primarily the result of the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our organic growth and operations through funds generated from operations and borrowings under our Credit Agreement (as defined below). Cash and cash equivalents and restricted cash totaled $260.8 million at September 30, 2023 and $207.4 million at December 31, 2022, of which $238.0 million and $167.7 million, respectively, was held outside the U.S. in various foreign subsidiaries.

Cash provided from operating activities was $37.2 million during the first nine months of 2023. This increase in cash from operations primarily consisted of net income of $46.8 million adjusted for $34.1 million of depreciation and amortization, $12.3 million of stock-based compensation expense and a $12.9 million decrease in accounts receivable, partially offset by a $6.5 million increase in contract assets, a $14.4 million increase in prepaid expenses and other current assets, a $24.4 million decrease in accounts payable, an $8.9 million decrease in advanced payments from customers and a $14.2 million decrease in accrued liabilities. Working capital was $1.0 billion at September 30, 2023 and $0.9 billion at December 31, 2022.

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

Cash used in investing activities was $66.1 million during the first nine months of 2023 primarily due to purchases of additional property, plant and equipment totaling $64.0 million and purchased software of $2.7 million. The purchases of property, plant and equipment were primarily for machinery and equipment in the Americas.

Cash provided by financing activities was $83.9 million during the first nine months of 2023. Borrowings under the Credit Agreement were $614.5 million. Principal payments under the Credit Agreement totaled $507.0 million, dividends paid totaled $17.6 million and employee taxes paid for with shares withheld totaled $5.8 million.

On December 21, 2021, the Company amended and restated the Company’s prior $650 million credit agreement by entering into a $381 million amended and restated credit agreement (the Amended and Restated Credit Agreement). Under the terms of the Amended and Restated Credit Agreement, in addition to the $131.3 million term loan facility, we have a $250.0 million five-year revolving credit facility to be used for general corporate purposes, both with a maturity date of December 21, 2026. On May 20, 2022, the Company entered into Amendment No. 1 (the Amendment) to the Amended and Restated Credit Agreement (as amended, the Credit Agreement). The Amendment, among other things, increased the revolving credit facility commitments from $250 million to $450 million. On February 3, 2023, the Company entered into Amendment No. 2 to the Credit Agreement which increases the maximum amount of trade accounts that the Company may elect to sell at any one time to $200.0 million. On May 1, 2023, the Company entered into Amendment No. 3 to the Credit Agreement (Amendment No. 3). Amendment No. 3 increased the revolving credit facility commitments from $450 million to $550 million. Amendment No. 3 also established that the interest on outstanding borrowings starting on the next reset date and any new borrowings under Amendment No. 3 (other than swingline loans) will accrue, at the Company’s option, at (a) Term Secured Overnight Financing Rate (SOFR) plus 0.10% plus the Applicable Rate (as defined in the Credit Agreement, approximately 1.00% to 2.00% per annum depending on various factors) or (b) for U.S. Dollar denominated loans, the base rate (which is the highest of (i) the federal funds rate plus 0.50%, (ii) the Bank of America, N.A. prime rate, (iii) Term SOFR plus 1.00% and (iv) 1.00%). The Credit Agreement includes an accordion feature pursuant to which the Company is permitted to add one or more incremental term loans and/or increase commitments under the revolving credit facility in an aggregate amount of $100 million or a higher amount, subject to the satisfaction of certain conditions and exceptions. As of September 30, 2023, we had $128.8 million in borrowings outstanding under the term loan facility, $305.0 million in borrowings outstanding under the revolving credit facility, and $4.4 million in letters of credit outstanding under our revolving credit facility. Under the revolving credit facility, $240.6 million remains available for future borrowings, subject to compliance with financial covenants as to interest coverage and debt leverage, in addition to other debt covenant restrictions. See Note 5 to the condensed consolidated financial statements in Part I, Item 1 of this Report for more information regarding the terms of the Credit Agreement.

The Credit Agreement contains certain financial covenants related to interest coverage and debt leverage, and certain customary affirmative and negative covenants, including restrictions on our ability to incur additional debt and liens, pay dividends, repurchase shares, sell assets and merge or consolidate with other persons. Amounts due under the Credit Agreement could be accelerated upon specified events of default, including a failure to pay amounts due, breach of a covenant, material inaccuracy of a representation, or occurrence of bankruptcy or insolvency, subject, in some cases, to cure periods. As of September 30, 2023, we were in compliance with all of these covenants and restrictions.

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

As of September 30, 2023, we had cash and cash equivalents, including restricted cash, totaling $260.8 million and $240.6 million available for borrowings under the Credit Agreement, subject to compliance with financial covenants as to interest coverage and debt leverage, in addition to other debt covenant restrictions.

During the next 12 months, we believe our capital expenditures will approximate $65 million to $75 million, principally for machinery and equipment to help increase our production capacity to support anticipated revenue growth and our ongoing business around the globe.

On March 6, 2018, our Board of Directors approved an expanded stock repurchase program granting us the authority to repurchase up to $250 million in shares of the Company’s common stock in addition to the $100 million approved on December 7, 2015. On February 19, 2020 and October 26, 2021, the Board of Directors authorized the repurchase of an additional $150 million and $100 million, respectively, of shares of the Company’s common stock. During the nine months ended September 30, 2023, we had no share repurchases. As of September 30, 2023, we had $154.6 million remaining under our share repurchase program. We are under no commitment or obligation to repurchase any particular amount of shares of the Company’s common stock.

The Company began declaring and paying quarterly dividends during the first quarter of 2018. In February 2020, the Board of Directors approved a quarterly dividend increase, raising the quarterly dividend from $0.15 to $0.16 per common share. In May 2021, the Board of Directors approved another quarterly dividend increase, raising the quarterly dividend from $0.16 to $0.165 per common share. During the nine months ended September 30, 2023 and 2022, cash dividends paid totaled $17.6 million and $17.4 million, respectively. On September 11, 2023, the Company declared a quarterly cash dividend of $0.165 per share of the Company’s common stock to shareholders of record as of September 29, 2023. The dividend was paid on October 13, 2023. The Board of Directors currently intends to continue paying quarterly dividends. However, the Company’s future dividend policy is subject to the Company’s compliance with applicable law, and depends on, among other things, the Company’s results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in the Company’s debt agreements, and other factors that the Board of Directors may deem relevant. Dividend payments are not mandatory or guaranteed; there can be no assurance that the Company will continue to pay a dividend in the future.

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

We transact business in various foreign countries and are subject to foreign currency fluctuation risks. We use natural hedging and forward contracts to economically hedge transactional exposure primarily associated with trade accounts receivable, other receivables, trade accounts payable, and lease liabilities that are denominated in a currency other than the functional currency of the respective operating entity. We do not use derivative financial instruments for speculative purposes. Certain forward currency exchange contracts in place as of September 30, 2023 have not been designated as accounting hedges and, therefore, changes in fair value are recorded within our condensed consolidated statements of income.

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

We are also exposed to interest rate risk on borrowings under our Credit Agreement. As of September 30, 2023, we had $128.8 million outstanding on the floating rate term loan facility, and we have an interest rate swap agreement with a notional amount of $128.0 million and a fixed interest rate of 4.039%. Under this swap agreement, we receive variable rate interest rate payments and pay fixed rate interest payments. The effect of this swap is to convert a portion of our floating rate interest expense to fixed interest rate expense. The interest rate swap is designated as a cash flow hedge.

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

We are currently upgrading our ERP system, which is expected to occur in phases over the next several years. We have completed the implementation of the upgrades at certain of the Company’s locations and have revised and updated the related controls. These changes did not materially affect our internal control over financial reporting. As we implement the upgrades of this ERP system at the remaining locations over the next several years, we will continue to assess the impact on our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

(c) The following table provides information for the quarter ended September 30, 2023 about the Company’s repurchases of its equity securities registered pursuant to Section 12 of the Exchange Act:

(d)
Maximum
			(c)	Number (or
			Total Number of	Approximate
			Shares (or Units)	Dollar Value) of
			Purchased as	Shares (or Units)
	(a)	(b)	Part of Publicly	that May Yet Be
	Total Number of	Average Price	Announced	Purchased Under
	Shares (or Units)	Paid per Share	Plans or	the Plans or
Period	Purchased	(or Unit)	Programs	Programs (1)
July 1 to 31, 2023	—	$—	—	$154.6 million
August 1 to 31, 2023	—	—	—	$154.6 million
September 1 to 30, 2023	—	—	—	$154.6 million
Total	—	$—	—

(1) On October 30, 2018, the Company announced that the Board of Directors authorized the repurchase of $100 million of shares of the Company’s common stock in addition to the $250 million previously announced on March 7, 2018. On February 24, 2020, the Company announced that the Board of Directors authorized the repurchase of an additional $150 million of shares of the Company’s common stock. Net of shares repurchased through September 30, 2023, the total remaining authorization outstanding as of September 30, 2023 is $154.6 million. Stock purchases may be made in the open market, in privately negotiated transactions or block transactions, at the discretion of the Company’s management and as market conditions warrant. Purchases are funded from available cash and may be commenced, suspended or discontinued at any time without prior notice. Shares of stock repurchased under the program are retired.

Item 5. Other Information

Rule 10b5-1 Plan Adoptions and Modifications

During the three months ended September 30, 2023, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

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

104 (1)

Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101)

(1) Filed herewith

(2) Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 1, 2023.

BENCHMARK ELECTRONICS, INC.

(Registrant)

By:	/s/ Jeffrey W. Benck
Jeffrey W. Benck
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Roop K. Lakkaraju
Roop K. Lakkaraju
Chief Financial Officer
(Principal Financial and Accounting Officer)