Form 10-Q
period 2024-03-31
BENCHMARK ELECTRONICS INC
filed 2024-05-03
CIK 863436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Yes ☐ No ☑

As of May 1, 2024, there were 36,045,777 shares of common stock of Benchmark Electronics, Inc., par value $0.10 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
(in thousands, except par value)	2024	2023
Assets
Current assets:
Cash and cash equivalents	$296,055	$277,391
Restricted cash	—	5,822
Accounts receivable, net of allowance for doubtful accounts of $390 and $470, respectively	417,396	449,404
Contract assets	180,814	174,979
Inventories	637,675	683,801
Prepaid expenses and other current assets	46,673	44,350
Total current assets	1,578,613	1,635,747
Property, plant and equipment, net	223,992	227,698
Operating lease right-of-use assets	128,395	130,830
Goodwill	192,116	192,116
Deferred income taxes	27,873	26,943
Other long-term assets	61,821	61,421
Total assets	$2,212,810	$2,274,755
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$5,105	$4,283
Accounts payable	348,374	367,480
Advance payments from customers	189,153	204,883
Income taxes payable	24,400	22,225
Accrued liabilities	100,787	114,676
Total current liabilities	667,819	713,547
Long-term debt, net of current installments	310,117	326,674
Operating lease liabilities	119,958	123,385
Other long-term liabilities	29,749	32,064
Shareholders’ equity:
Preferred stock, $0.10 par value; 5,000 shares authorized, none issued	—	—
Common stock, $0.10 par value; 145,000 shares authorized; issued and outstanding – 36,014 and 35,664, respectively	3,601	3,566
Additional paid-in capital	525,596	528,842
Retained earnings	568,590	560,537
Accumulated other comprehensive loss	(12,620)	(13,860)
Total shareholders’ equity	1,085,167	1,079,085
Total liabilities and shareholders’ equity	$2,212,810	$2,274,755

See the accompanying notes to the unaudited condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2024	2023
Sales	$675,575	$694,695
Cost of sales	608,167	630,737
Gross profit	67,408	63,958
Selling, general and administrative expenses	37,332	38,198
Amortization of intangible assets	1,204	1,592
Restructuring charges and other costs	3,343	1,426
Income from operations	25,529	22,742
Interest expense	(7,245)	(6,450)
Interest income	1,992	1,258
Other expense, net	(1,177)	(2,165)
Income before income taxes	19,099	15,385
Income tax expense	5,097	3,025
Net income	$14,002	$12,360
Earnings per share:
Basic	$0.39	$0.35
Diluted	$0.38	$0.35
Weighted-average number of shares outstanding:
Basic	35,810	35,336
Diluted	36,401	35,592

See the accompanying notes to the unaudited condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended March 31,
(in thousands)	2024	2023
Net income	$14,002	$12,360
Other comprehensive income:
Foreign currency translation adjustments	(1,537)	1,050
Unrealized gain on derivatives, net of tax	2,734	1,148
Other	43	226
Total other comprehensive income	1,240	2,424
Comprehensive income	$15,242	$14,784

See the accompanying notes to the unaudited condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(unaudited)

(in thousands)	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balances, December 31, 2023	35,664	$3,566	$528,842	$560,537	$(13,860)	$1,079,085
Net income	—	—	—	14,002	—	14,002
Other comprehensive income	—	—	—	—	1,240	1,240
Dividends declared	—	—	—	(5,949)	—	(5,949)
Stock-based compensation expense	—	—	2,176	—	—	2,176
Stock options exercised	18	2	369	—	—	371
Vesting of restricted stock units	527	53	(53)	—	—	—
Shares withheld for taxes	(195)	(20)	(5,738)	—	—	(5,758)
Balances, March 31, 2024	36,014	$3,601	$525,596	$568,590	$(12,620)	$1,085,167

(in thousands)	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balances, December 31, 2022	35,164	$3,516	$519,238	$519,895	$(16,233)	$1,026,416
Net income	—	—	—	12,360	—	12,360
Other comprehensive income	—	—	—	—	2,424	2,424
Dividends declared	—	—	—	(5,878)	—	(5,878)
Stock-based compensation expense	—	—	4,790	—	—	4,790
Stock options exercised	5	1	67	—	—	68
Vesting of restricted stock units	651	65	(65)	—	—	—
Shares withheld for taxes	(231)	(23)	(5,531)	—	—	(5,554)
Balances, March 31, 2023	35,589	$3,559	$518,499	$526,377	$(13,809)	$1,034,626

See the accompanying notes to the unaudited condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
(in thousands)	2024	2023
Cash flows from operating activities:
Net income	$14,002	$12,360
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	9,054	8,320
Amortization	2,540	2,780
Stock-based compensation expense	2,176	4,790
Provision for doubtful accounts	390	—
Deferred income taxes	(1,847)	(1,010)
Loss on the sale of property, plant and equipment	15	11
Changes in operating assets and liabilities:
Accounts receivable	30,960	30,398
Contract assets	(5,835)	(10,521)
Inventories	45,222	(49,864)
Prepaid expenses and other assets	(2,957)	(3,712)
Accounts payable	(20,259)	15,375
Advance payments from customers	(15,730)	(12,129)
Accrued liabilities	(11,833)	(21,348)
Operating leases	121	9
Income taxes	2,438	(365)
Net cash provided by (used in) operating activities	48,457	(24,906)
Cash flows from investing activities:
Additions to property, plant and equipment	(5,183)	(35,926)
Additions to capitalized purchased software	(720)	(2,805)
Proceeds from the sale of property, plant and equipment	—	19
Other, net	(251)	—
Net cash used in investing activities	(6,154)	(38,712)
Cash flows from financing activities:
Borrowings under credit agreement	175,000	230,000
Principal payments on credit agreement	(190,820)	(151,641)
Dividends paid	(5,889)	(5,806)
Employee taxes paid with shares withheld	(5,758)	(5,554)
Proceeds from stock options exercised	371	68
Principal payments on finance leases	(45)	(43)
Net cash (used in) provided by financing activities	(27,141)	67,024
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,320)	854
Net increase in cash, cash equivalents and restricted cash	12,842	4,260
Cash, cash equivalents and restricted cash at the beginning of the year	283,213	207,430
Cash, cash equivalents and restricted cash at the end of the period	$296,055	$211,690

See the accompanying notes to the unaudited condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

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

The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC) relating to interim financial statements. The condensed consolidated financial statements reflect all normal and recurring adjustments necessary in the opinion of management for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2023 (the 2023 10-K).

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which requires public entities disclose information about their reportable segments' oversight and significant expenses on an interim and annual basis. The ASU is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the guidance and its impact to the financial statements.

The Company does not believe that any other recently issued accounting standards will have a material impact on its consolidated financial position, results of operations or cash flows, or will not apply to its operations.

Note 3 – Inventories

Inventory costs are summarized as follows:

	March 31,	December 31,
(in thousands)	2024	2023
Raw materials	$614,382	$659,210
Work in process	20,735	22,088
Finished goods	2,558	2,503
Total inventories	$637,675	$683,801

Note 4 – Goodwill and Other Intangible Assets

Goodwill allocated to the Company’s reportable operating segments follows:

(in thousands)	Americas	Asia	Total
Goodwill as of March 31, 2024 and December 31, 2023	$154,014	$38,102	$192,116

A summary of the Company’s acquired identifiable intangible assets and capitalized purchased software costs follows:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$100,081	$(73,121)	$26,960
Capitalized purchased software costs	46,097	(30,842)	15,255
Technology licenses	15,500	(15,500)	—
Trade names and trademarks	7,800	—	7,800
Other	868	(410)	458
Total intangible assets as of March 31, 2024	$170,346	$(119,873)	$50,473

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$100,105	$(71,947)	$28,158
Capitalized purchased software costs	45,062	(30,463)	14,599
Technology licenses	15,500	(15,500)	—
Trade names and trademarks	7,800	—	7,800
Other	869	(404)	465
Total intangible assets as of December 31, 2023	$169,336	$(118,314)	$51,022

A summary of the components of amortization expense, as presented in the consolidated statements of cash flows, follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Amortization of intangible assets	$1,204	$1,592
Amortization of capitalized purchased software costs	1,207	1,074
Amortization of debt costs	129	114
Total amortization expense	$2,540	$2,780

A summary of the future amortization expense related to the Company’s intangible assets held as of March 31, 2024 for each of the next five years follows:

Year ending December 31,	Amortization Expense
Remaining nine months of 2024	$3,613
2025	4,817
2026	4,817
2027	4,817
2028	4,817
2029	4,216

Note 5 – Borrowing Facilities

Long-term debt consists of the following:

	March 31,	December 31,
(in thousands)	2024	2023
Revolving credit facility	$190,000	$205,000
Term loan	126,328	127,148
Less: Unamortized debt issuance costs	(1,417)	(1,546)
Total long-term debt, including current installments	$314,911	$330,602

On July 20, 2018, the Company entered into a $650 million credit agreement (the Prior Credit Agreement) by and among the Company, certain of its subsidiaries, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Swingline Lender and an L/C Issuer. The Prior Credit Agreement was comprised of a five-year $500 million revolving credit facility and a five-year $151 million term loan facility, both of which had a maturity date of July 20, 2023. The term loan facility proceeds were used to (i) refinance a portion of existing indebtedness and terminate all commitments under the Company’s prior $430 million credit agreement and (ii) pay the fees, costs and expenses associated with the foregoing and the negotiation, execution and delivery of the Prior Credit Agreement.

On December 21, 2021, the Company amended and restated the Prior Credit Agreement by entering into a $381 million amended and restated credit agreement (the Amended and Restated Credit Agreement). The Amended and Restated Credit Agreement is comprised of a five-year $250 million revolving credit facility (the Revolving Credit Facility) and a five-year $131.3 million term loan facility (the Term Loan Facility), and the maturity date of the original revolving credit facility and term loan facility was extended from July 20, 2023 to December 21, 2026.

On May 20, 2022, the Company entered into Amendment No. 1 (the Amendment) to the Amended and Restated Credit Agreement (as amended, the Credit Agreement). The Amendment increased the Revolving Credit Facility commitments from $250 million to $450 million. The Amendment also established that the interest on outstanding borrowings starting on the next reset date and any new borrowings under the Amendment (other than swingline loans) will accrue, at the Company’s option, at (a) the Bloomberg Short Term Bank Yield Index (BSBY) plus the Applicable Rate (as defined in the Credit Agreement, approximately 1.00% to 2.00% per annum depending on various factors) or (b) for U.S. dollar denominated loans, the base rate (which is the highest of (i) the federal funds rate plus 0.50%, (ii) the Bank of America, N.A. prime rate, (iii) the one month BSBY adjusted daily rate plus 1.00% and (iv) 1.00%).

On February 3, 2023, the Company entered into Amendment No. 2 to the Credit Agreement, which increased the maximum amount of trade accounts receivable that the Company may elect to sell at any one time to $200.0 million.

On May 1, 2023, the Company entered into Amendment No. 3 to the Credit Agreement (Amendment No. 3), which increased the Revolving Credit Facility commitments from $450 million to $550 million. Amendment No. 3 also established that the interest on outstanding borrowings starting on the next reset date and any new borrowings under Amendment No. 3 (other than swingline loans) will accrue, at the Company’s option, at (a) the Term Secured Overnight Financing Rate (SOFR) plus 0.10% plus the Applicable Rate (as defined in the Credit Agreement, approximately 1.00% to 2.00% per annum depending on various factors) or (b) for U.S. dollar denominated loans, the base rate (which is the highest of (i) the federal funds rate plus 0.50%, (ii) the Bank of America, N.A. prime rate, (iii) Term SOFR plus 1.00% and (iv) 1.00%).

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

The Term Loan Facility is subject to quarterly principal installments equal to 0.625% of the initial aggregate term loan advances to be paid. On December 31, 2024, the quarterly principal installments on the Term Loan Facility increased to 1.25% of the initial aggregate term loan advances to be paid.

As of March 31, 2024, a portion of the $126.3 million outstanding debt under the Credit Agreement is effectively at a fixed interest rate of 4.039% as a result of a $126.3 million notional interest rate swap contract, which is discussed in Note 14. A commitment fee of 0.20% to 0.30% per annum (based on the debt to EBITDA ratio) on the unused portion of the Revolving Credit Facility is payable quarterly in arrears.

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

As of March 31, 2024, the Company had $126.3 million in borrowings outstanding under the Term Loan Facility, $190.0 million in borrowings outstanding under the Revolving Credit Facility, and $4.4 million in letters of credit outstanding under the Revolving Credit Facility. As of March 31, 2024, the Company had $355.6 million available for future borrowings under the Revolving Credit Facility subject to compliance with financial covenants as to interest coverage and debt leverage, in addition to other debt covenant restrictions.

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

The components of lease expense were as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Finance lease costs:
Amortization of right-of-use assets (included in depreciation expense)	$—	$24
Interest on lease liabilities	4	6
Operating lease costs	5,510	4,571
Short-term lease costs	226	140
Variable lease costs	473	456
Total lease costs	$6,213	$5,197

A summary of cash flow information related to leases follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$5,199	$4,435
Operating cash flows used for finance leases	4	6
Financing cash flows used for finance leases	45	43
Right-of-use assets obtained in exchange for new operating lease liabilities	2,059	5,406

A summary of other information about the Company's leases follows:

	March 31,	December 31,
(dollars in thousands)	2024	2023
Operating lease right-of-use assets	$128,395	$130,830
Finance lease liabilities, current (included in current installments of long-term debt)	$184	$181
Finance lease liabilities, noncurrent (included in long-term debt)	$127	$174
Operating lease liabilities, current (included in accrued liabilities)	$16,598	$15,486
Operating lease liabilities, noncurrent	$119,958	$123,385
Weighted average remaining lease term – finance leases	1.7 years	1.9 years
Weighted average remaining lease term – operating leases	9.4 years	9.7 years
Weighted average discount rate – finance leases	4.8%	4.8%
Weighted average discount rate – operating leases	4.6%	4.5%

A summary of the Company's future annual minimum lease payments as of March 31, 2024 follows (in thousands):

Year ending December 31,	Operating Leases	Finance Leases
Remaining nine months of 2024	$16,491	$145
2025	21,139	178
2026	16,982	—
2027	15,698	—
2028	14,932	—
2029 and thereafter	84,152	—
Total minimum lease payments	169,394	323
Less: imputed interest	(32,838)	(12)
Total present value of lease liabilities	$136,556	$311

Note 7 – Common Stock and Stock-Based Awards

Dividends

On March 11, 2024, the Company declared a quarterly cash dividend of $0.165 per share of the Company’s common stock to shareholders of record as of March 29, 2024. The dividend of $5.9 million was paid on April 12, 2024.

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

The Company did not repurchase shares during the three months ended March 31, 2024. As of March 31, 2024, the Company had $154.6 million remaining under share repurchase authorizations.

Stock-Based Compensation

Under the 2019 Omnibus Incentive Compensation Plan (as amended, the 2019 Plan), the Company, upon approval of the Compensation Committee of the Board of Directors, may grant stock options, restricted shares, restricted stock units (both time-based and performance-based) and certain other forms of equity awards, or any combination thereof, to any director, officer, employee or consultant (including any prospective director, officer, employee or consultant) of the Company. Stock options (which have not been awarded since 2015) are granted to employees with an exercise price equal to the market price of the Company’s common stock on the date of grant, generally vest over a four-year period from the date of grant and typically have a term of 10 years. Time-based restricted stock units granted to employees generally vest over a three-year or four-year period from the date of grant and are subject to continued employment with the Company. Performance-based restricted stock units generally vest over a three-year performance cycle, which includes the year of the grant, and are based upon the Company’s achievement of specified performance metrics. Awards under the 2019 Plan to non-employee directors have historically been in the form of restricted stock units, which vest annually, starting on the grant date. As of March 31, 2024, the Company had 1.8 million common shares available for issuance under the 2019 Plan.

All share-based payments to employees of the Company, including grants of employee stock options (last awarded in 2015), are recognized in the consolidated financial statements based on their grant date fair values. The total compensation costs recognized for stock-based awards were $2.2 million and $4.8 million for the three months ended March 31, 2024 and 2023, respectively. The future tax benefit of these stock-based awards as of the grant date was $0.5 million and $1.1 million for the three months ended March 31, 2024 and 2023, respectively. The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option pricing model. The fair values of restricted stock units and performance-based restricted stock units are determined based on the closing market price of the Company’s common stock on the date of grant. For performance-based restricted stock units, compensation cost is calculated taking into consideration the probability that the underlying performance goals will be achieved, which is monitored by management throughout the requisite service period. When it becomes probable, based on management’s expectation of the Company’s performance during the measurement period, that more or less than the previous estimate of the awarded shares will vest, an adjustment to compensation cost is recognized as a change in accounting estimate in the period the change is determined.

As of March 31, 2024, the unrecognized compensation costs and remaining weighted-average amortization periods related to stock-based awards were as follows:

(in thousands)	Time- Based Restricted Stock Units	Performance- Based Restricted Stock Units
Unrecognized compensation cost	$31,953	$7,395
Remaining weighted-average amortization period	2.6 years	2.5 years

(1) Based on the probable achievement of the performance goals identified in each award.

The total cash received by the Company as a result of stock option exercises for the three months ended March 31, 2024 and 2023 was $0.4 million and $0.1 million, respectively. The actual tax benefit realized as a result of stock option exercises and the vesting of other share-based awards for the three months ended March 31, 2024 and 2023 were $2.6 million and $2.2 million, respectively. For the three months ended March 31, 2024 and 2023, the total intrinsic value of stock options exercised were less than $0.1 million and $0.1 million, respectively.

For performance-based restricted stock units granted during the three months ended March 31, 2024 and 2023, the number of performance-based restricted stock units that will ultimately be earned will not be determined until the end of the respective performance periods, and may vary from as low as zero to as high as 2.5 times the target number depending on the level of achievement of certain performance goals. The level of achievement of these goals is based upon the financial results of the Company for the last full calendar year within the performance period. The performance goals consist of certain levels of achievement using the following financial metrics: revenue, operating income margin, and return on invested capital. If the performance goals are not met based on the Company’s financial results, the applicable performance-based restricted stock units will not vest and will be forfeited. Shares subject to forfeited performance-based restricted stock units will be available for re-issuance under the Company’s 2019 Plan.

The following table summarizes activities relating to the Company’s stock options:

(in thousands, except per share data and years)	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	37	$23.07
Exercised	(26)	23.05
Forfeited or expired	(2)	22.99
Outstanding and exercisable as of March 31, 2024	9	23.14	0.9	$64

The aggregate intrinsic value in the table above is before income taxes and is calculated as the difference between the exercise price of the underlying options and the Company’s closing stock price as of the last business day of the period ended March 31, 2024 for options that had exercise prices that were below the closing price.

The following table summarizes the activities related to the Company’s time-based restricted stock units:

(in thousands, except per share data)	Number of Units	Weighted- Average Grant Date Fair Value
Non-vested awards outstanding as of December 31, 2023	1,246	$25.43
Granted	539	29.62
Vested	(388)	26.29
Forfeited	(102)	26.51
Non-vested awards outstanding as of March 31, 2024	1,295	26.87

The following table summarizes the activities related to the Company’s performance-based restricted stock units:

(in thousands, except per share data)	Number of Units	Weighted- Average Grant Date Fair Value
Non-vested awards outstanding as of December 31, 2023	442	$26.12
Granted(1)	198	29.62
Vested	(139)	28.60
Forfeited	(77)	26.61
Non-vested awards outstanding as of March 31, 2024	424	26.82

(1) Represents target number of units that can vest based on the achievement of the performance goals.

Note 8 – Income Taxes

Income tax expense consists of the following:

	Three Months Ended March 31,
(in thousands)	2024	2023
Current:
U.S. Federal	$(445)	$525
State and local	115	66
Foreign	7,274	3,444
Deferred	(1,847)	(1,010)
Total income tax expense	$5,097	$3,025

Income tax expense differs from the amount computed by applying the U.S. federal statutory income tax rate to income (loss) before income taxes primarily due to the mix of taxable income by taxing jurisdiction, the impact of tax incentives and tax holidays in foreign locations, state income taxes (net of federal benefit), the U.S. tax under the global intangible low-taxed income (GILTI) provisions, and the Global Minimum Tax (GMT) as defined under the Pillar Two directives of the Organization of Economic Co-operation and Development (OECD) for those international countries that have adopted the specific requirements of the Pillar Two directives. GILTI requires the Company to include in its U.S federal income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiaries tangible fixed assets. The taxable earnings can be offset by a limited deemed paid foreign tax credit with no carrybacks or carryforwards available. The Company accounts for the GILTI as a period cost and does not include it as a factor in the determination of deferred taxes. The GMT has been adopted by several international countries where the Company conducts its manufacturing operations. The adoption by these countries of the GMT requires that the Company's applicable foreign subsidiaries include in their income tax expense an additional “top-up” tax that achieves a corporate minimum effective tax rate of 15% if the overall adjusted effective tax rate is less than 15%. The Company has included in its income tax expense for the three months ended March 31, 2024 an estimated amount of GMT for its foreign subsidiaries as required under the applicable GMT rules of the countries that have adopted the Pillar Two directives.

As of March 31, 2024, the Company has a total Transition Tax liability of $36.2 million. The Company intends to pay this liability over the remaining two-year payment period as prescribed by the U.S. Tax Reform and regulatory guidance issued by the Internal Revenue Service (IRS). As of March 31, 2024, the Company expects to pay $16.1 million of the remaining liability in 2024 and $20.1 million in 2025. The current portion of the transition tax liability is accrued in other accrued liabilities and the long-term portion of the transition tax liability is accrued in other long-term liabilities on the condensed consolidated balance sheets.

As of December 31, 2023, the Company had approximately $477.2 million in cumulative undistributed foreign earnings of its foreign subsidiaries. These earnings are not subject to U.S. federal income tax if distributed to the Company. The Company changed its assertion during 2018 on its foreign subsidiaries earnings that are permanently reinvested. A certain amount of earnings from specific foreign subsidiaries are permanently reinvested, and certain foreign earnings from other specific foreign subsidiaries are considered to be non-permanently reinvested and are available for immediate distribution to the Company. Income taxes have been accrued on the non-permanently reinvested foreign earnings, including the 2017 Transition Tax, the U.S. tax on GILTI and any applicable foreign or local withholding taxes. The Company estimates that it has approximately $9.1 million of unrecognized deferred tax liabilities related to any remaining undistributed permanently reinvested foreign earnings that have not already been subject to the 2017 Transition Tax, the U.S. tax on GILTI, and any applicable foreign income tax or local withholding tax on cash distributions.

The Company has been granted certain tax incentives, including tax holidays, for its subsidiaries in Thailand, China and Malaysia that expire at various dates, unless extended or otherwise renegotiated and are subject to certain conditions with which the Company expects to comply. The tax incentives in Thailand will expire on December 31, 2030. The tax incentives in China expired on December 31, 2023 and the tax incentives in Malaysia expired on March 31, 2021. The Company will apply for a continuation of the Malaysia tax holiday, which will extend the tax incentive period for five to ten years if approved. The Company will also apply for a China tax holiday in 2024. There is no guarantee of being awarded these tax incentives in the future. The net impact of these tax incentives was to lower foreign income tax expense for the three months ended March 31, 2024 and 2023 by approximately $0.8 million (approximately $0.02 per diluted share) and $1.9 million (approximately $0.05 per diluted share), respectively.

A summary of the Company's tax incentives follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Thailand	$804	$1,759
China	—	182
Total tax incentives	$804	$1,941

As of March 31, 2024, the total amount of the Company’s reserve for uncertain tax benefits, including interest and penalties, was $9.9 million. The reserve is classified as a current or long-term liability on the condensed consolidated balance sheets based on the Company’s expectation of when the items will be settled. If the reserve for uncertain tax benefits was recognized, the effect would be $9.9 million. The Company records interest expense and penalties accrued in relation to uncertain income tax benefits as a component of current income tax expense on the condensed consolidated statements of income.

The Company and its subsidiaries in Brazil, China, Ireland, Malaysia, Mexico, Netherlands, Romania, Singapore, Thailand and the United States remain open to examination by the various local taxing authorities, in total or in part, for fiscal years 2017 to 2023. During the course of such income tax examinations, disputes may occur as to matters of fact or law. Also, in most tax jurisdictions, the passage of time without examination will result in the expiration of applicable statutes of limitations thereby precluding examination of the tax period(s) for which such statute of limitation has expired. The Company believes that it has adequately provided for its tax liabilities.

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

Disaggregation of Revenue

The following tables provide a summary of the Company’s revenue disaggregated by market sector and a reconciliation of the disaggregated revenue to the Company’s revenue by reportable operating segment:

	Three Months Ended March 31, 2024
(in thousands)	Americas	Asia	Europe	Total
Market sector:
Semi-Cap	$53,658	$81,899	$30,382	$165,939
Complex Industrials	29,650	84,211	27,171	141,032
Medical	61,863	42,226	10,638	114,727
A&D	86,863	9,122	9,849	105,834
Advanced Computing	83,184	7,345	—	90,529
Next-Generation Communications	33,448	24,049	17	57,514
External revenue	348,666	248,852	78,057	675,575
Elimination of intersegment sales	23,663	8,964	2,439	35,066
Segment revenue	$372,329	$257,816	$80,496	$710,641

	Three Months Ended March 31, 2023
(in thousands)	Americas	Asia	Europe	Total
Market sector:
Semi-Cap	$60,949	$64,737	$22,783	$148,469
Complex Industrials	29,048	80,052	34,426	143,526
Medical	68,282	54,158	14,609	137,049
A&D	66,302	7,923	5,190	79,415
Advanced Computing	88,604	7,394	—	95,998
Next-Generation Communications	51,389	38,803	46	90,238
External revenue	364,574	253,067	77,054	694,695
Elimination of intersegment sales	32,633	14,976	801	48,410
Segment revenue	$397,207	$268,043	$77,855	$743,105

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, contract assets and advance payments from customers. During the three months ended March 31, 2024 and 2023, 85.3% and 87.9%, respectively, of the Company’s revenue was recognized as products and services that were transferred over time.

Contract assets primarily relate to the Company’s right to consideration for work completed but not billed to the customer as of period end. Contract asset balances are transferred to trade accounts receivable when the rights become unconditional.

A summary of activity related to the Company’s contract assets follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Balance as of the beginning of the year	$174,979	$183,613
Revenue recognized	577,000	630,774
Amounts collected or invoiced	(571,165)	(620,253)
Balance as of the end of the period	$180,814	$194,134

As of March 31, 2024 and December 31, 2023, the Company had $189.2 million and $204.9 million, respectively, in advance payments from customers. Of those amounts, $176.2 million and $191.6 million, respectively, were customer deposits and prepayments of inventory and $13.0 million and $13.3 million, respectively, were related to the contractual timing of payments. The advance payments are not considered a significant financing component because they are used to meet working capital demands of a contract, offset inventory risks and protect the Company from the failure of other parties to fulfill obligations under a contract.

Note 10 – Accounts Receivable Sale Programs

As of March 31, 2024, in connection with trade accounts receivable sale programs with unaffiliated financial institutions, the Company may elect to sell, at a discount, on an ongoing basis, up to a maximum of $200.0 million of specific accounts receivable at any one time.

During the three months ended March 31, 2024 and 2023, the Company sold $135.1 million and $152.8 million, respectively, of accounts receivable under these programs, and in exchange, the Company received cash proceeds of $134.1 million and $151.8 million, respectively, net of the discount. The Company recognizes the loss on sale resulting from the discount in other expense, net in its consolidated statements of income.

Note 11 – Contingencies

The Company is involved in various legal actions arising in the ordinary course of business. Although the outcome of these matters cannot be predicted with certainty, in the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Note 12 – Restructuring Charges and Other Costs

The Company has undertaken initiatives to restructure its business operations to improve utilization and realize cost savings. These initiatives have included changing the number and location of production facilities, largely to align capacity and infrastructure with current and anticipated customer demand. This alignment includes transferring programs from higher cost geographies to lower cost geographies. The Company’s restructuring process entails moving production between facilities, reducing staff levels, realigning business processes, reorganizing management and other activities.

During the three months ended March 31, 2024, the Company recognized $3.3 million of restructuring charges, which primarily related to capacity and workforce reductions at its sites in the Americas.

During the three months ended March 31, 2023, the Company recognized $1.4 million of restructuring charges, which primarily related to the previously announced closures of its sites in Moorpark, California and other smaller activities involving capacity and workforce reductions at other facilities. The operations at the Moorpark, California facility ceased as of March 31, 2023 and the related restructuring activity was substantially completed as of December 31, 2023.

The components of restructuring charges were as follows:

	Three Months Ended March 31, 2024
(in thousands)	Americas	Asia	Europe	Total
Severance costs	$2,617	$371	$—	$2,988
Lease facility costs	—	—	—	—
Other exit costs	355	—	—	355
Total restructuring charges	$2,972	$371	$—	$3,343

The changes in the Company’s accrued restructuring costs were as follows:

(in thousands)	Balances as of December 31, 2023	Restructuring Charges	Cash Payments	Non-Cash Activity	Balances as of March 31, 2024
Severance	$35	$2,988	$(3,023)	$—	$—
Lease facility costs	9	—	(1)	—	8
Other exit costs	81	355	(436)	—	—
Total accrued restructuring costs	$125	$3,343	$(3,460)	$—	$8

Note 13 – Earnings Per Share

Basic earnings per share is computed using the weighted-average number of common shares outstanding. Diluted earnings per share is computed using the weighted-average number of common shares outstanding adjusted for the incremental shares attributed to outstanding stock equivalents. Stock equivalents include common shares issuable upon the exercise of stock options and other equity instruments and are computed using the treasury stock method. Under the treasury stock method, the exercise price of a share and the amount of compensation cost, if any, for future service that the Company has not yet recognized are assumed to be used to repurchase shares in the current period.

The following table sets forth the calculation of the Company's basic and diluted earnings per share:

	Three Months Ended March 31,
(in thousands, except per share data)	2024	2023
Net income	$14,002	$12,360

Denominator for basic earnings per share	35,810	35,336
Incremental common shares attributable to outstanding restricted stock units	586	250
Incremental common shares attributable to exercise of dilutive options	5	6
Denominator for diluted earnings per share	36,401	35,592

Earnings per share:
Basic	$0.39	$0.35
Diluted	$0.38	$0.35

During the three months ended March 31, 2024 and 2023, there were no anti-dilutive stock options excluded from the computation of diluted earnings per share. Restricted stock units totaling less than 0.1 million and 0.2 million common shares for the three months ended March 31, 2024 and 2023, respectively, were excluded from the computation of diluted earnings per share.

Note 14 – Financial Instruments

The Company’s financial instruments include cash equivalents, accounts receivable, other receivables, accounts payable, accrued liabilities, long-term debt, interest rate swaps and foreign currency hedges. For cash equivalents, accounts receivable, other receivables, accounts payable and accrued liabilities, the Company believes that the carrying values of its financial instruments approximate the fair values because of their short-term nature. For borrowings under the Credit Agreement in long-term debt, the Company believes that the fair value approximates the carrying value because the interest rates are variable. The Company uses derivative instruments to manage the variability of foreign currency obligations and interest rates. The Company does not enter into derivatives for speculative purposes.

The fair value of the Company’s derivative instruments follows:

		March 31,	December 31,
(in thousands)	Balance Sheet Location	2024	2023
Derivatives designated as hedging instruments:
Forward currency exchange contracts	Other long-term assets	$3,950	$2,664
Interest rate swap agreement	Other long-term liabilities	(93)	(2,458)

Forward Currency Exchange Contracts

The Company utilizes forward currency exchange contracts to manage its foreign currency exposure. The Company enters into forward currency exchange contracts for its operations in Mexico, Europe and Asia. These instruments are designated as cash flow hedges and the changes in fair value of the derivatives are recorded in accumulated other comprehensive loss on the consolidated balance sheet until earnings are affected by the variability of the cash flows. The fair value estimates for the Company’s forward currency exchange contracts are based on Level 2 inputs of the fair value hierarchy, which includes obtaining directly or indirectly observable values from third parties active in the relevant markets. Inputs in the fair value of the foreign currency forward contracts include prevailing forward and spot prices for currencies.

During the three months ended March 31, 2024, the Company recorded an unrealized gain of $1.3 million ($0.9 million net of tax) on its forward currency exchange contracts in other comprehensive income (loss) and transferred unrealized gains of $0.9 million to cost of sales. During the three months ended March 31, 2023, the Company recorded an unrealized gain of $1.7 million ($1.2 million net of tax) on its forward currency exchange contracts in other comprehensive income (loss) and transferred unrealized gains of $0.4 million to cost of sales.

The Company also has forward currency exchange contracts that have not been designated as accounting hedges and, therefore, changes in fair value are recorded in other (expense) income, net in the consolidated statements of income.

Interest Rate Swap Agreement

The Company utilizes an interest rate swap agreement to hedge a portion of its interest rate exposure on outstanding borrowings under the Credit Agreement. Under the interest rate swap agreement, the Company receives variable rate interest payments based on the one-month SOFR rate and pays fixed rate interest payments. The effect of the swap is to convert a portion of the floating rate interest expense to fixed interest rate expense. Based on the terms of the interest rate swap contract and the underlying borrowings outstanding under the Credit Agreement, the interest rate swap was determined to be highly effective, and thus qualifies and has been designated as a cash flow hedge. As such, changes in the fair value of the interest rate swap are recorded in accumulated other comprehensive loss on the consolidated balance sheet until earnings are affected by the variability of cash flows. The fair value estimates for the Company’s respective interest rate swap agreements were based on Level 2 inputs of the fair value hierarchy, as the Company obtains the valuation from a third party active in relevant markets. The valuation of the interest rate swap agreements is primarily measured through various pricing models and discounted cash flow analysis that incorporate observable market parameters, such as interest rate yield curves and volatility.

The Company entered into an interest rate swap agreement on July 20, 2023 and the fixed interest rate for the contract is 4.039%. As of March 31, 2024, the notional amount of this interest rate swap was $126.3 million. During the three months ended March 31, 2024, the Company recorded an unrealized gain of $2.4 million ($1.8 million net of tax) on the interest rate swap in other comprehensive income (loss). The Company’s previous interest rate swap agreement matured on July 20, 2023. During the three months ended March 31, 2023, the Company recorded an unrealized loss of $0.1 million ($0.1 million net of tax) on the interest rate swap in other comprehensive income (loss).

Note 15 – Accumulated Other Comprehensive Loss

A summary of the changes in accumulated other comprehensive loss follows:

	Three Months Ended March 31, 2024
(in thousands)	Foreign Currency Translation Adjustments	Derivative Instruments, Net of Tax	Other	Total
Balances, December 31, 2023	$(12,913)	$160	$(1,107)	$(13,860)
Other comprehensive gain (loss) before reclassifications	(1,537)	3,676	43	2,182
Amounts reclassified from accumulated other comprehensive loss	—	(942)	—	(942)
Total other comprehensive income (loss)	(1,537)	2,734	43	1,240
Balances, March 31, 2024	$(14,450)	$2,894	$(1,064)	$(12,620)

	Three Months Ended March 31, 2023
(in thousands)	Foreign Currency Translation Adjustments	Derivative Instruments, Net of Tax	Other	Total
Balances, December 31, 2022	$(15,877)	$788	$(1,144)	$(16,233)
Other comprehensive gain (loss) before reclassifications	1,050	1,576	226	2,852
Amounts reclassified from accumulated other comprehensive loss	—	(428)	—	(428)
Total other comprehensive income	1,050	1,148	226	2,424
Balances, March 31, 2023	$(14,827)	$1,936	$(918)	$(13,809)

See Note 14 for further discussion about the Company’s derivative instruments.

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

Information about the Company’s operating segments follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Sales:
Americas	$372,329	$397,207
Asia	257,816	268,043
Europe	80,496	77,855
Elimination of intersegment sales	(35,066)	(48,410)
Total sales	$675,575	$694,695
Depreciation and amortization:
Americas	$5,425	$5,132
Asia	2,524	2,351
Europe	881	778
Corporate	2,764	2,839
Total depreciation and amortization	$11,594	$11,100
Income from operations:
Americas	$12,966	$13,331
Asia	33,777	28,784
Europe	6,777	6,686
Corporate and intersegment eliminations	(27,991)	(26,059)
Total income from operations	25,529	22,742
Interest expense	(7,245)	(6,450)
Interest income	1,992	1,258
Other expense, net	(1,177)	(2,165)
Income before income taxes	$19,099	$15,385

Capital expenditures:
Americas	$1,783	$23,109
Asia	2,505	7,548
Europe	1,024	1,688
Corporate	591	6,386
Total capital expenditures	$5,903	$38,731

	March 31,	December 31,
(in thousands)	2024	2023
Assets:
Americas	$979,782	$1,064,047
Asia	792,327	769,744
Europe	220,436	222,591
Corporate	220,265	218,373
Total assets	$2,212,810	$2,274,755

Geographic sales information about the Company’s sales is determined based on the destination of the product shipped. Long-lived assets information is determined based on the physical location of the Company's assets and includes property, plant and equipment, net, operating lease right-of-use assets and other long-term assets, net.

A summary of the Company’s geographic sales and long-lived assets follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Geographic sales:
United States	$396,419	$431,185
Singapore	101,238	86,956
Other Asia	59,896	45,253
Europe	98,022	104,693
Other	20,000	26,608
Total sales	$675,575	$694,695

	March 31,	December 31,
(in thousands)	2024	2023
Long-lived assets:
United States	$227,382	$231,740
Asia	79,314	79,203
Europe	42,520	42,934
Other	64,992	66,072
Total long-lived assets	$414,208	$419,949

Note 17 –Supplemental Cash Flow and Non-Cash Information

The following table includes supplemental cash flow disclosures:

	Three Months Ended March 31,
(in thousands)	2024	2023
Supplemental cash flow information:
Income taxes paid, net	$4,470	$4,428
Interest paid	7,399	5,874
Non-cash investing activities:
Unpaid purchases of property, plant and equipment at the end of the period	1,714	5,555
Unpaid purchases of capitalized purchased software costs at the end of the period	1,320	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The financial information and the discussion below should be read in conjunction with other information, including the unaudited condensed consolidated financial statements and Notes in Part I, Item 1 of this quarterly report on Form 10-Q for the quarterly period ended March 31, 2024 (this Report), the consolidated financial statements appearing in the Company’s annual report on Form 10-K for the year ended December 31, 2023 (the 2023 10-K), and Part I, Item 1A, Risk Factors of the 2023 10-K. In this Report, references to Benchmark, the Company or use of the words “we,” “our” and “us” include Benchmark's subsidiaries unless otherwise noted.

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts and may include words such as “anticipate,” “believe,” “intend,” “plan,” “project,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” “will,” “could,” “predict,” and similar expressions of the negative or other variations thereof. In particular, statements, express or implied, concerning the Company’s outlook and guidance for quarterly periods or fiscal year 2024 results, future operating results or margins, the ability to generate sales and income or cash flow, expected revenue mix, the Company’s business strategy and strategic initiatives, the Company’s repurchases of shares of its common stock, the Company’s expectations regarding restructuring charges and amortization of intangibles, and the Company’s intentions concerning the payment of dividends, among others, are forward-looking statements. Although the Company believes these statements are based on and derived from reasonable assumptions, they involve risks, uncertainties and assumptions, that are beyond the Company’s ability to control or predict, relating to operations, markets and the business environment generally, including those discussed under Part I, Item 1A of the 2023 10-K and in any of the Company’s subsequent reports filed with the Securities and Exchange Commission (SEC). Events relating to the possibility of customer demand fluctuations, supply chain constraints, continuing inflationary pressures, the effects of foreign currency fluctuations and high interest rates, geopolitical uncertainties including continuing hostilities and tensions, trade restrictions and sanctions, the ability to utilize the Company’s manufacturing facilities at sufficient levels to cover its fixed operating costs, or write-downs or write-offs of obsolete or unsold inventory, may have resulting impacts on the Company’s business, financial condition, results of operations, and the Company’s ability (or inability) to execute on its plans. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes, including the future results of the Company’s operations, may vary materially from those indicated. Undue reliance should not be placed on any forward-looking statements. Forward-looking statements are not guarantees of performance. All forward-looking statements included in this document are based upon information available to the Company as of the date of this document, and the Company assumes no obligation to update.

OVERVIEW

Benchmark Electronics, Inc. (the Company) is a Texas corporation that provides advanced manufacturing services (electronic manufacturing services (EMS) and precision technology (PT) services), which includes design and engineering services and technology solutions. From initial product concept to volume production, including direct order fulfillment and aftermarket services, we are a trusted integrated services partner to original equipment manufacturers (OEMs). Served markets include: semiconductor capital equipment (semi-cap), complex industrials, medical technologies, commercial aerospace and defense (A&D), advanced computing and next-generation communications. The Company has manufacturing operations located in the United States and Mexico (the Americas), Asia and Europe.

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
•
Design & Engineering Services, which include design for manufacturability, design optimization for our factory processes and supply chain, and test development, concurrent and sustaining engineering, turnkey product design and regulatory services. Our engineering services may be for systems, sub-systems, printed circuit boards and assemblies, and components. We have the flexibility and capability to engage anywhere in the customer’s design process flow. We provide these services across all the industries we serve.

•
Technology Solutions, which involve developing a library of building blocks or reference designs primarily in defense solutions, surveillance systems, millimeter wave radio frequency (RF) subsystems, and front-end managed connected data collection systems. We often partner with our customers to merge these solutions utilizing our engineering services to provide turnkey product development from requirements through the launch to volume production into our factories. Our building blocks can be utilized across a variety of industries, but we have significant focus and capabilities in the A&D, medical, next-generation communications, and the complex industrials markets. We have also developed differentiated capabilities in RF. The need to improve size, weight, and power to accommodate high frequency electronics communications is important to customers in the A&D, medical, and next-generation communications markets.

Our core strength lies in our ability to partner with our customers to provide concept-to-production solutions through a tightly integrated and seamless set of design, test, manufacturing, supply chain, and support services. The integration of these product realization services, along with our global manufacturing presence, increases our ability to respond to our customers’ needs by providing accelerated time-to-market and time-to-volume production of high-quality products with an emphasis on complex products serving regulated markets with higher reliability requirements. These capabilities and attributes enable us to build strong strategic relationships with our customers while becoming an integral part of their business.

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

In addition, we believe that a strong focus on human capital through the talent we hire and retain is critical to maintaining our competitiveness. Our people-first culture is centered on our five core values, consisting of acting with integrity, valuing inclusion, commitment to customers, promoting ingenuity, and genuine caring for each other, our customers and our communities, and we take pride in our innovative and continuous improvement mindset. We desire to delight our customers and deliver operational and financial performance aligned with our goals. Through our employee engagement and customer satisfaction feedback processes, we continuously solicit and act upon information to improve our company and better support our customers and business processes. We have invested in attracting and developing leadership throughout the organization and are committed to diversity and inclusion in our efforts to develop an innovative and forward-thinking workforce.

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

First Quarter of 2024 Highlights

Sales for the three months ended March 31, 2024 were $675.6 million, a 3% decrease from sales of $694.7 million during the three months ended March 31, 2023. During the first quarter of 2024, sales to customers in our various industry sectors varied from the first quarter of 2023 as follows:

• Semi-Cap increased by 12%,

• Complex Industrials decreased by 2%,

• Medical decreased by 16%,

• A&D increased by 33%,

• Advanced Computing decreased by 6%, and

• Next-Generation Communications decreased by 36%.

The overall revenue decrease was primarily due to lower Medical and Next-Generation Communications revenue, due to general end demand softness. This was less than offset by increases in Semi-Cap and A&D revenue, as a result of higher demand from existing customers and end-demand strength in both defense and commercial aerospace subsectors. See “Results of Operations — Sales” discussion below.

Our sales depend on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, the availability of electronic component supply, or the failure of a major customer to pay for components or services have adversely affected us by not allowing us to fulfill our total customer demand. A substantial percentage of our sales are made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. Sales to our ten largest customers represented 54% and 51% of our total sales during the three months ended March 31, 2024 and 2023, respectively. After a period of unprecedented global labor and supply disruptions, we have seen a general easing of certain material constraints across commodity categories, with the exception of older technologies where semiconductor original equipment manufacturers are not adding incremental capacity. The lack of capacity regarding these older technologies could constrain our ability to produce the full demand forecasts we are receiving from customers needing those parts. Lead times are also improving from the previous highs that prompted many suppliers to categorize some of their constrained components with non-cancellable and non-returnable business terms. Until recently, these constraints led to last-minute allocations and created inefficiencies in our operations, as well as increased costs to us and our customers.

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

We have undertaken initiatives to restructure our business operations with the intention of improving utilization and reducing costs. During the three months ended March 31, 2024, we recognized $3.3 million of restructuring charges and other costs due to capacity and workforce reductions at our sites in the Americas. See “Results of Operations — Restructuring Charges and Other Costs”.

Inflation, interest rates, disruption in the global economy and financial markets, and geopolitical events continue to create uncertainty. However, we are not aware of any specific event or circumstance that would require updates to our estimates or judgments or require us to revise the carrying values of our assets or liabilities as of the date we filed this Report. These estimates may change as new events occur and additional information is obtained. Actual results could differ from these estimates under different assumptions or conditions.

RESULTS OF OPERATIONS

The following table presents the percentage relationship that certain items in our condensed consolidated statements of income bear to sales for the periods indicated.

	Three Months Ended March 31,
	2024	2023
Sales	100.0%	100.0%
Cost of sales	90.0%	90.8%
Gross profit	10.0%	9.2%
Selling, general and administrative expenses	5.5%	5.5%
Amortization of intangible assets	0.2%	0.2%
Restructuring charges and other costs	0.5%	0.2%
Income from operations	3.8%	3.3%
Other expense, net	(1.0)%	(1.1)%
Income before income taxes	2.8%	2.2%
Income tax expense	0.8%	0.4%
Net income	2.0%	1.8%

Sales

As noted above, sales for the first quarter of 2024 decreased 3% from the first quarter of 2023.

Sales are analyzed by management by market sector and by geographic segment, which reflect our reportable segments. Our global business development strategy is based on our targeted market sectors. Management measures operational performance and allocates resources on a geographic segment basis.

The percentages of our sales by market sector were as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Semi-Cap	$165,939	$148,469
Complex Industrials	141,032	143,526
Medical	114,727	137,049
A&D	105,834	79,415
Advanced Computing	90,529	95,998
Next-Generation Communications	57,514	90,238
Total net sales	$675,575	$694,695

Semi-Conductor Capital Equipment. First quarter of 2024 sales increased 12% to $165.9 million from $148.5 million in the first quarter of 2023. The increase was primarily due to stronger demand with existing customers.

Complex Industrials. First quarter of 2024 sales decreased 2% to $141.0 million from $143.5 million in the first quarter of 2023. The decrease was primarily due to broad-based demand moderation across the sector.

Medical. First quarter of 2024 sales decreased 16% to $114.7 million from $137.0 million in the first quarter of 2023. The decrease was primarily due to general softness across the industry driven by inventory re-balancing and demand normalization post pandemic.

Aerospace and Defense. First quarter of 2024 sales increased 33% to $105.8 million from $79.4 million in the first quarter of 2023. The increase was primarily due to strong market growth in both commercial aerospace and defense and broadening of new business within our customer base.

Advanced Computing. First quarter of 2024 sales decreased 6% to $90.5 million from $96.0 million in the first quarter of 2023. The decrease was primarily due to the timing of large high performance computing programs.

Next-Generation Communications. First quarter of 2024 sales decreased 36% to $57.5 million from $90.2 million in the first quarter of 2023. The decrease was primarily due to general softness across the sector and a previously anticipated customer disengagement.

Our international operations are subject to the risks of doing business abroad. See Part I, Item 1A of our 2023 10-K for factors pertaining to our international sales, fluctuations in foreign currency exchange rates and a discussion of potential adverse effects in operating results associated with the risks of doing business abroad. During the three months ended March 31, 2024 and 2023, 58% and 59%, respectively, of our sales were from international operations.

Sales by geographic segment were as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Sales:
Americas	$372,329	$397,207
Asia	257,816	268,043
Europe	80,496	77,855
Elimination of intersegment sales	(35,066)	(48,410)
Total sales	$675,575	$694,695

Americas. First quarter of 2024 sales decreased 6% to $372.3 million from $397.2 million in the first quarter of 2023. The decrease was primarily due to softness in the next-generation communications and complex industrials sectors partially offset by increased demand in the A&D sector.

Asia. First quarter of 2024 sales decreased 4% to $257.8 million from $268.0 million in the first quarter of 2023. The decrease was primarily due to a decrease in existing customer demand of our medical and next-generation communications sectors.

Europe. First quarter of 2024 sales increased 3% to $80.5 million from $77.9 million in the first quarter of 2023. The increase was primarily due to high demand in the semi-cap and A&D sectors partially offset by a decrease in the complex industrials sector.

Gross Profit

Gross profit increased 5% to $67.4 million in the first quarter of 2024 from $64.0 million in the first quarter of 2023 primarily due to improved operational efficiencies and the proactive reduction actions taken by our manufacturing sites. Gross profit margin increased to 10.0% in the first quarter of 2024 from 9.2% in the first quarter of 2023 primarily due to improved operational efficiencies and the proactive cost reduction actions taken by our manufacturing sites.

Income from Operations

First quarter of 2024 income from operations increased 12% to $25.5 million from $22.7 million in the first quarter of 2023. The increase was primarily due to improved gross margin and cost actions taken to reduce selling, general and administrative (SG&A) expenses.

Income from operations by reportable segment was as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Income from operations:
Americas	$12,966	$13,331
Asia	33,777	28,784
Europe	6,777	6,686
Corporate and intersegment eliminations	(27,991)	(26,059)
Total income from operations	$25,529	$22,742

Americas. First quarter of 2024 income from operations decreased 3% to $13.0 million from $13.3 million in the first quarter of 2023. The decrease was primarily due to lower revenue partially offset by cost control.

Asia. First quarter of 2024 income from operations increased 17% to $33.8 million from $28.8 million in the first quarter of 2023. The increase was primarily due to cost control partially offset by lower revenue.

Europe. First quarter of 2024 income from operations increased 1% to $6.8 million from $6.7 million in the first quarter of 2023. The increase was primarily due to higher revenue and cost control.

Selling, General and Administrative Expenses

SG&A expenses decreased to $37.3 million in the first quarter of 2024 from $38.2 million in the first quarter of 2023. The decrease was primarily due to cost actions taken, coupled with lower variable compensation expense.

Amortization of Intangible Assets

Amortization of intangible assets decreased to $1.2 million in the first quarter of 2024 from $1.6 million in the first quarter of 2023. The decrease was primarily due to certain intangible assets becoming fully amortized in 2023.

Restructuring Charges and Other Costs

During the first quarter of 2024, we recognized $3.3 million of restructuring charges and other costs primarily due to capacity and workforce reductions at our sites in the Americas.

During the first quarter of 2023, we recognized $1.4 million of restructuring charges and other costs primarily due to expenses associated with announced site closures or exits, reductions in workforce and other restructuring activities primarily in the Americas.

See Note 12 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Report for additional information on our restructuring charges and other costs.

Interest Expense

Interest expense increased to $7.2 million in the first quarter of 2024 from $6.5 million in the first quarter of 2023. The increase was primarily due to additional borrowings to support our operations as well as the higher interest rate environment.

Interest Income

Interest income increased to $2.0 million in the first quarter of 2024 from $1.3 million in the first quarter of 2023. The increase was primarily due to higher interest rates.

Other Expense, Net

Other expense, net decreased to $1.2 million in the first quarter of 2024 from $2.2 million in the first quarter of 2023. The decrease was primarily due to lower foreign currency exchange losses.

Income Tax Expense

Income tax expense of $5.1 million represented a 26.7% effective tax rate for the first quarter of 2024, compared with $3.0 million in the first quarter of 2023, representing an effective tax rate of 19.7%. The increase in 2024 is due to the expiration of the tax incentive in China, the impact of the global intangible low-taxed income tax (GILTI) impact in the United States, and the implementation of the Global Minimum Tax (GMT) in some of our foreign jurisdictions beginning in 2024.

The Company has been granted certain tax incentives, including tax holidays, for its subsidiaries in Thailand, China and Malaysia that expire at various dates, unless extended or otherwise renegotiated, and are subject to certain conditions with which the Company expects to comply. The tax incentives in Thailand will expire on December 31, 2030. The tax incentives in China expired on December 31, 2023 and the tax incentives in Malaysia expired on March 31, 2021. The Company is applying for a continuation of the Malaysia tax holiday, which will extend the tax incentive period for five to ten years if approved. The Company will also apply for a China tax holiday in 2024. There is no guarantee of being awarded these tax incentives in the future. See Note 8 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Report.

Net Income

We reported net income of $14.0 million, or $0.38 per diluted share, for the first quarter of 2024, compared with net income of $12.4 million, or $0.35 per diluted share, for the first quarter of 2023. The increase was primarily due to the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our organic growth and operations through funds generated from operations and occasional borrowings under our Credit Agreement (as defined below). Cash, cash equivalents and restricted cash totaled $296.1 million as of March 31, 2024, which included $271.4 million held outside the United States in various foreign subsidiaries.

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

Cash Flows

Cash provided from operating activities was $48.5 million in first quarter of 2024 and primarily consisted of $14.0 million of net income, adjusted for $11.6 million of depreciation and amortization, $2.2 million of stock-based compensation expense, a $31.0 million decrease in accounts receivable and a $45.2 million decrease in inventories, partially offset by a $20.3 million decrease in accounts payable and a $15.7 million decrease in advance payments from customers. Working capital was $0.9 billion as of March 31, 2024.

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

Cash used in investing activities was $6.2 million in first quarter of 2024 primarily due to capital expenditures for property, plant and equipment of $5.2 million and purchased software of $0.7 million. The purchases of property, plant and equipment were primarily for leasehold improvements and machinery and equipment in the Americas and Asia.

Cash used in financing activities was $27.1 million in first quarter of 2024. Borrowings under the Credit Agreement were $175.0 million and principal payments under the Credit Agreement were $190.8 million. In addition, we paid $5.9 million of dividends and $5.8 million for employee taxes paid to settle stock-based awards exercised during the first quarter of 2024.

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

As of March 31, 2024, we had $126.3 million in borrowings outstanding under the term loan facility and $190.0 million outstanding under our revolving credit facility and $4.4 million in letters of credit outstanding under our revolving credit facility. See Note 5 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Report for more information regarding the terms of our Credit Agreement.

The Credit Agreement contains certain financial covenants related to interest coverage and debt leverage, and certain customary affirmative and negative covenants, including restrictions on our ability to incur additional debt and liens, pay dividends, repurchase shares, sell assets and merge or consolidate with other persons. Amounts due under the Credit Agreement could be accelerated upon specified events of default, including a failure to pay amounts due, breach of a covenant, material inaccuracy of a representation, or occurrence of bankruptcy or insolvency, subject, in some cases, to cure periods. As of March 31, 2024, we were in compliance with all of these covenants and restrictions.

As of March 31, 2024, we had $355.6 million available for borrowings under the Credit Agreement. During the next 12 months, we believe our capital expenditures will approximate $60 million to $70 million, principally for machinery and equipment to help increase our production capacity to support anticipated revenue growth and our ongoing business around the globe.

Dividends

During the three months ended March 31, 2024 and 2023, cash dividends paid totaled $5.9 million and $5.8 million, respectively. On March 11, 2024, the Company declared a quarterly cash dividend of $0.165 per share of the Company’s common stock to shareholders of record as of March 29, 2024. The dividend of $5.9 million was paid on April 12, 2024.

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

Share purchases may be made in the open market, in privately negotiated transactions or block transactions, at the discretion of the Company’s management and as market conditions warrant. Purchases will be funded from available cash and may be commenced, suspended or discontinued at any time without prior notice. Shares repurchased under the program are retired. The Company did not repurchase shares in 2023. As of March 31, 2024, the Company had $154.6 million remaining under share repurchase authorizations.

CONTRACTUAL OBLIGATIONS

We have certain contractual obligations for operating leases that were summarized in “Contractual Obligations” under Part II, Item 7 in our 2023 10-K. Other than items discussed in Note 5 and Note 6 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Report, there have been no material changes to our contractual obligations, outside of the ordinary course of our business, since December 31, 2023.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES AND RECENTLY ENACTED ACCOUNTING PRINCIPLES

Management’s discussion and analysis is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. See Note 2 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Report for a discussion of recently enacted accounting principles. Also, our significant accounting policies are summarized in Note 1 to the consolidated financial statements included in our 2023 10-K. There have been no changes to the items disclosed as critical accounting estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our 2023 10-K.

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

We transact business in various foreign countries and are subject to foreign currency fluctuation risks. We use natural hedging and forward contracts to economically hedge transactional exposure primarily associated with trade accounts receivable, other receivables and trade accounts payable that are denominated in a currency other than the functional currency of the respective operating entity. We do not use derivative financial instruments for speculative purposes. Certain forward currency exchange contracts in place as of March 31, 2024 have not been designated as accounting hedges and, therefore, changes in fair value are recorded within our unaudited condensed consolidated statements of income in Part I, Item 1 of this Report.

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

We are also exposed to interest rate risk on borrowings under our Credit Agreement. As of March 31, 2024, we had $126.3 million outstanding on the floating rate term loan facility, and we have an interest rate swap agreement with a notional amount of $126.3 million and a fixed interest rate of 4.039%. Under this swap agreement, we receive variable rate interest rate payments and pay fixed rate interest payments. The effect of this swap is to convert our floating rate interest expense to fixed interest rate expense. The interest rate swap is designated as a cash flow hedge.

For additional information regarding our forward currency exchange contracts and interest rate swap agreement, see Note 14 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Report.

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

Item 1A.Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of our 2023 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information for the three months ended March 31, 2024 about the Company’s repurchases of its equity securities registered pursuant to Section 12 of the Exchange Act:

(d)
			(c)	Maximum
			Total	Number (or
			Number of	Approximate
			Shares (or Units)	Dollar Value) of
	(a)		Purchased as	Shares (or Units)
	Total	(b)	Part of Publicly	that May Yet Be
	Number of	Average Price	Announced	Purchased Under
	Shares (or Units)	Paid per Share	Plans or	the Plans or
(amounts in millions, except per share data)	Purchased	(or Unit)	Programs	Programs (1)
January 1 to 31, 2024	—	$—	—	$154.6
February 1 to 29, 2024	—	—	—	154.6
March 1 to 31, 2024	—	—	—	154.6
Total	—	—	—	$154.6

(1) On October 30, 2018, the Company announced that the Board of Directors authorized the repurchase of $100 million of shares of the Company’s common stock in addition to the $250 million previously announced on March 7, 2018. On February 24, 2020, the Company announced that the Board of Directors authorized the repurchase of an additional $150 million of shares of the Company’s common stock. Stock purchases may be made in the open market, in privately negotiated transactions or block transactions, at the discretion of the Company’s management and as market conditions warrant. Purchases are funded from available cash and may be commenced, suspended or discontinued at any time without prior notice. Shares of stock repurchased under the program are retired. The Company did not repurchase shares during the three months ended March 31, 2024 and 2023. As of March 31, 2024, the Company had $154.6 million remaining under share repurchase authorizations.

Item 5. Other Information

Rule 10b5-1 Plan Adoptions and Modifications

During the three months ended March 31, 2024, no director or officer adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, each as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Exhibit Description

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

(2) Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 2, 2024.

BENCHMARK ELECTRONICS, INC.

(Registrant)

By:	/s/ Jeffrey W. Benck
Jeffrey W. Benck
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Arvind Kamal
Arvind Kamal
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)