Form 10-Q
period 2024-06-30
BENCHMARK ELECTRONICS INC
filed 2024-08-01
CIK 863436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

Yes ☐ No ☑

As of July 29, 2024, there were 36,105,783 shares of common stock of Benchmark Electronics, Inc., par value $0.10 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
(in thousands, except par value)	2024	2023
Assets
Current assets:
Cash and cash equivalents	$309,287	$277,391
Restricted cash	578	5,822
Accounts receivable, net of allowance for doubtful accounts of $1,016 and $470, respectively	376,568	449,404
Contract assets	182,090	174,979
Inventories	599,842	683,801
Prepaid expenses and other current assets	42,286	44,350
Total current assets	1,510,651	1,635,747
Property, plant and equipment, net	225,888	227,698
Operating lease right-of-use assets	125,082	130,830
Goodwill	192,116	192,116
Deferred income taxes	30,196	26,943
Other long-term assets	70,806	61,421
Total assets	$2,154,739	$2,274,755
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$5,928	$4,283
Accounts payable	346,153	367,480
Advance payments from customers	157,156	204,883
Income taxes payable	27,263	22,225
Accrued liabilities	106,560	114,676
Total current liabilities	643,060	713,547
Long-term debt, net of current installments	283,559	326,674
Operating lease liabilities	116,637	123,385
Other long-term liabilities	16,379	32,064
Shareholders’ equity:
Preferred stock, $0.10 par value; 5,000 shares authorized, none issued	—	—
Common stock, $0.10 par value; 145,000 shares authorized; issued and outstanding – 36,077 and 35,664, respectively	3,608	3,566
Additional paid-in capital	529,836	528,842
Retained earnings	578,162	560,537
Accumulated other comprehensive loss	(16,502)	(13,860)
Total shareholders’ equity	1,095,104	1,079,085
Total liabilities and shareholders’ equity	$2,154,739	$2,274,755

See the accompanying notes to the unaudited condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2024	2023	2024	2023
Sales	$665,896	$733,232	$1,341,471	$1,427,927
Cost of sales	597,946	666,201	1,206,113	1,296,938
Gross profit	67,950	67,031	135,358	130,989
Selling, general and administrative expenses	38,022	37,672	75,354	75,870
Amortization of intangible assets	1,204	1,591	2,408	3,183
Restructuring charges and other costs	1,471	3,287	4,814	4,713
Income from operations	27,253	24,481	52,782	47,223
Interest expense	(6,933)	(8,258)	(14,178)	(14,708)
Interest income	2,526	1,622	4,518	2,880
Other (expense) income, net	(2,323)	61	(3,500)	(2,104)
Income before income taxes	20,523	17,906	39,622	33,291
Income tax expense	4,995	3,915	10,092	6,940
Net income	$15,528	$13,991	$29,530	$26,351
Earnings per share:
Basic	$0.43	$0.39	$0.82	$0.74
Diluted	$0.43	$0.39	$0.81	$0.74
Weighted-average number of shares outstanding:
Basic	36,047	35,618	35,929	35,478
Diluted	36,497	35,676	36,388	35,730

See the accompanying notes to the unaudited condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Net income	$15,528	$13,991	$29,530	$26,351
Other comprehensive income (loss):
Foreign currency translation adjustments	(523)	55	(2,060)	1,105
Unrealized (loss) gain on derivatives, net of tax	(3,425)	996	(691)	2,144
Other	66	206	109	432
Total other comprehensive (loss) income	(3,882)	1,257	(2,642)	3,681
Comprehensive income	$11,646	$15,248	$26,888	$30,032

See the accompanying notes to the unaudited condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(unaudited)

(in thousands)	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balances, December 31, 2023	35,664	$3,566	$528,842	$560,537	$(13,860)	$1,079,085
Net income	—	—	—	29,530	—	29,530
Other comprehensive loss	—	—	—	—	(2,642)	(2,642)
Dividends declared	—	—	—	(11,905)	—	(11,905)
Stock-based compensation expense	—	—	6,361	—	—	6,361
Stock options exercised	23	2	468	—	—	470
Vesting of restricted stock units	586	59	(59)	—	—	—
Shares withheld for taxes	(196)	(19)	(5,776)	—	—	(5,795)
Balances, June 30, 2024	36,077	$3,608	$529,836	$578,162	$(16,502)	$1,095,104

Balances, March 31, 2024	36,014	$3,601	$525,596	$568,590	$(12,620)	$1,085,167
Net income	—	—	—	15,528	—	15,528
Other comprehensive loss	—	—	—	—	(3,882)	(3,882)
Dividends declared	—	—	—	(5,956)	—	(5,956)
Stock-based compensation expense	—	—	4,185	—	—	4,185
Stock options exercised	5	—	99	—	—	99
Vesting of restricted stock units	59	6	(6)	—	—	—
Shares withheld for taxes	(1)	1	(38)	—	—	(37)
Balances, June 30, 2024	36,077	$3,608	$529,836	$578,162	$(16,502)	$1,095,104

(in thousands)	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balances, December 31, 2022	35,164	$3,516	$519,238	$519,895	$(16,233)	$1,026,416
Net income	—	—	—	26,351	—	26,351
Other comprehensive income	—	—	—	—	3,681	3,681
Dividends declared	—	—	—	(11,776)	—	(11,776)
Stock-based compensation expense	—	—	8,657	—	—	8,657
Stock options exercised	5	1	67	—	—	68
Vesting of restricted stock units	705	70	(70)	—	—	—
Shares withheld for taxes	(232)	(23)	(5,645)	—	—	(5,668)
Balances, June 30, 2023	35,642	$3,564	$522,247	$534,470	$(12,552)	$1,047,729

Balances, March 31, 2023	35,589	$3,559	$518,499	$526,377	$(13,809)	$1,034,626
Net income	—	—	—	13,991	—	13,991
Other comprehensive income	—	—	—	—	1,257	1,257
Dividends declared	—	—	—	(5,898)	—	(5,898)
Stock-based compensation expense	—	—	3,867	—	—	3,867
Vesting of restricted stock units	54	5	(5)	—	—	—
Shares withheld for taxes	(1)	—	(114)	—	—	(114)
Balances, June 30, 2023	35,642	$3,564	$522,247	$534,470	$(12,552)	$1,047,729

See the accompanying notes to the unaudited condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
(in thousands)	2024	2023
Cash flows from operating activities:
Net income	$29,530	$26,351
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	17,905	16,774
Amortization	5,121	5,775
Stock-based compensation expense	6,361	8,657
Provision for doubtful accounts	671	1,321
Deferred income taxes	(3,021)	(3,045)
Asset impairments	—	923
Loss (gain) on the sale of property, plant and equipment	7	(392)
Changes in operating assets and liabilities:
Accounts receivable	71,346	6,359
Contract assets	(7,111)	(2,264)
Inventories	82,717	(28,096)
Prepaid expenses and other assets	(8,061)	(9,404)
Accounts payable	(25,550)	9,499
Advance payments from customers	(47,727)	(12,260)
Accrued liabilities	(22,598)	(22,324)
Operating leases	(761)	(1,004)
Income taxes	5,445	2,762
Net cash provided by (used in) operating activities	104,274	(368)
Cash flows from investing activities:
Additions to property, plant and equipment	(12,763)	(44,668)
Additions to capitalized purchased software	(1,644)	(2,381)
Proceeds from the sale of property, plant and equipment	37	635
Other, net	(1,442)	(50)
Net cash used in investing activities	(15,812)	(46,464)
Cash flows from financing activities:
Borrowings under credit agreement	320,000	409,500
Principal payments on credit agreement	(361,641)	(306,961)
Dividends paid	(11,836)	(11,696)
Employee taxes paid with shares withheld	(5,795)	(5,668)
Proceeds from stock options exercised	470	68
Debt issuance costs	—	(216)
Principal payments on finance leases	(90)	(86)
Net cash (used in) provided by financing activities	(58,892)	84,941
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,918)	(209)
Net increase in cash, cash equivalents and restricted cash	26,652	37,900
Cash, cash equivalents and restricted cash at the beginning of the year	283,213	207,430
Cash, cash equivalents and restricted cash at the end of the period	$309,865	$245,330

See the accompanying notes to the unaudited condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(amounts in thousands, except per share data, unless otherwise noted)

(unaudited)

Note 1 – Basis of Presentation

Benchmark Electronics, Inc. (the Company) is a Texas corporation that provides advanced manufacturing services, which include design and engineering services and technology solutions. From initial product concept to volume production, including direct order fulfillment and aftermarket services, the Company has been providing integrated services and solutions to original equipment manufacturers (OEMs) since 1979. The Company serves the following market sectors: complex industrials, aerospace and defense (A&D), medical technologies, semiconductor capital equipment (semi-cap), and advanced computing and communications (AC&C). The Company has manufacturing operations located in the United States and Mexico (the Americas), Asia and Europe.

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

Note 2 – New Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740) (ASU 2023-09), which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the guidance and its impact to the financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which requires public entities disclose information about their reportable segments’ oversight and significant expenses on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the guidance and its impact to the financial statements.

The Company does not believe that any other recently issued accounting standards will have a material impact on its consolidated financial position, results of operations or cash flows, or will not apply to its operations.

Note 3 – Inventories

Inventory costs are summarized as follows:

	June 30,	December 31,
(in thousands)	2024	2023
Raw materials	$576,689	$659,210
Work in process	20,271	22,088
Finished goods	2,882	2,503
Total inventories	$599,842	$683,801

Note 4 – Goodwill and Other Intangible Assets

Goodwill allocated to the Company’s reportable operating segments follows:

(in thousands)	Americas	Asia	Total
Goodwill as of June 30, 2024 and December 31, 2023	$154,014	$38,102	$192,116

A summary of the Company’s acquired identifiable intangible assets and capitalized purchased software costs follows:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$100,073	$(74,312)	$25,761
Capitalized purchased software costs	44,574	(29,642)	14,932
Technology licenses	15,500	(15,500)	—
Trade names and trademarks	7,800	—	7,800
Other	869	(416)	453
Total intangible assets as of June 30, 2024	$168,816	$(119,870)	$48,946

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$100,105	$(71,947)	$28,158
Capitalized purchased software costs	45,062	(30,463)	14,599
Technology licenses	15,500	(15,500)	—
Trade names and trademarks	7,800	—	7,800
Other	869	(404)	465
Total intangible assets as of December 31, 2023	$169,336	$(118,314)	$51,022

A summary of the components of amortization expense, as presented in the consolidated statements of cash flows, follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Amortization of intangible assets	$1,204	$1,591	$2,408	$3,183
Amortization of capitalized purchased software costs	1,247	1,280	2,454	2,354
Amortization of debt costs	130	124	259	238
Total amortization expense	$2,581	$2,995	$5,121	$5,775

A summary of the future amortization expense related to the Company’s intangible assets held as of June 30, 2024 for each of the next five years follows:

Year ending December 31,	Amortization Expense
Remaining six months of 2024	$2,408
2025	4,817
2026	4,817
2027	4,817
2028	4,817
2029	4,218

Note 5 – Borrowing Facilities

Long-term debt consists of the following:

	June 30,	December 31,
(in thousands)	2024	2023
Revolving credit facility	$165,000	$205,000
Term loan	125,508	127,148
Less: Unamortized debt issuance costs	(1,287)	(1,546)
Total long-term debt, including current installments	$289,221	$330,602

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

The Term Loan Facility is subject to quarterly principal installments equal to 0.625% of the initial aggregate term loan advances to be paid. On December 31, 2024, the quarterly principal installments on the Term Loan Facility increases to 1.25% of the initial aggregate term loan advances to be paid.

As of June 30, 2024, a portion of the $125.5 million outstanding debt under the Credit Agreement is effectively at a fixed interest rate of 4.039% as a result of a $125.5 million notional interest rate swap contract, which is discussed in Note 14. A commitment fee of 0.20% to 0.30% per annum (based on the debt to EBITDA ratio) on the unused portion of the Revolving Credit Facility is payable quarterly in arrears.

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

The Credit Agreement contains certain financial covenants related to interest coverage and debt leverage, and certain customary affirmative and negative covenants, including restrictions on the Company’s ability to incur additional debt and liens, pay dividends, repurchase shares, sell assets and merge or consolidate with other persons. Amounts due under the Credit Agreement could be accelerated upon specified events of default, including a failure to pay amounts due, breach of a covenant, material inaccuracy of a representation, or occurrence of bankruptcy or insolvency, subject, in some cases, to cure periods. As of June 30, 2024, the Company was in compliance with all of these covenants and restrictions.

As of June 30, 2024, the Company had $125.5 million in borrowings outstanding under the Term Loan Facility, $165.0 million in borrowings outstanding under the Revolving Credit Facility, and $4.4 million in letters of credit outstanding under the Revolving Credit Facility. As of June 30, 2024, the Company had $380.6 million available for future borrowings under the Revolving Credit Facility subject to compliance with financial covenants as to interest coverage and debt leverage, in addition to other debt covenant restrictions.

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

The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Finance lease costs:
Amortization of right-of-use assets (included in depreciation expense)	$—	$24	$—	$48
Interest on lease liabilities	3	5	7	11
Operating lease costs	5,555	4,335	11,065	8,906
Short-term lease costs	202	150	428	290
Variable lease costs	490	436	963	892
Total lease costs	$6,250	$4,950	$12,463	$10,147

A summary of cash flow information related to leases follows:

	Six Months Ended June 30,
(in thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$10,650	$8,820
Operating cash flows used for finance leases	7	11
Financing cash flows used for finance leases	90	86
Right-of-use assets obtained in exchange for new operating lease liabilities	3,044	6,401

A summary of other information about the Company's leases follows:

	June 30,	December 31,
(dollars in thousands)	2024	2023
Operating lease right-of-use assets	$125,082	$130,830
Finance lease liabilities, current (included in current installments of long-term debt)	$186	$181
Finance lease liabilities, noncurrent (included in long-term debt)	$80	$174
Operating lease liabilities, current (included in accrued liabilities)	$16,838	$15,486
Operating lease liabilities, noncurrent	$116,637	$123,385
Weighted average remaining lease term – finance leases	1.4 years	1.9 years
Weighted average remaining lease term – operating leases	9.2 years	9.7 years
Weighted average discount rate – finance leases	4.8%	4.8%
Weighted average discount rate – operating leases	4.6%	4.5%

A summary of the Company's future annual minimum lease payments as of June 30, 2024 follows (in thousands):

Year ending December 31,	Operating Leases	Finance Leases
Remaining six months of 2024	$11,282	$97
2025	21,516	178
2026	17,308	—
2027	15,825	—
2028	14,912	—
2029 and thereafter	84,052	—
Total minimum lease payments	164,895	275
Less: imputed interest	(31,420)	(9)
Total present value of lease liabilities	$133,475	$266

Note 7 – Common Stock and Stock-Based Awards

Dividends

For the three and six months ended June 30, 2024, cash dividends paid totaled $5.9 million and $11.8 million, respectively. For the three and six months ended June 30, 2023, cash dividends paid totaled $5.9 million and $11.7 million, respectively.

On June 10, 2024, the Company declared a quarterly cash dividend of $0.165 per share of the Company’s common stock to shareholders of record as of June 28, 2024. The dividend of $6.0 million was paid on July 12, 2024.

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

The Company did not repurchase shares during the six months ended June 30, 2024. As of June 30, 2024, the Company had $154.6 million remaining under share repurchase authorizations.

Stock-Based Compensation

Under the 2019 Omnibus Incentive Compensation Plan (as amended, the 2019 Plan), the Company, upon approval of the Compensation Committee of the Board of Directors, may grant stock options, restricted shares, restricted stock units (both time-based and performance-based) and certain other forms of equity awards, or any combination thereof, to any director, officer, employee or consultant (including any prospective director, officer, employee or consultant) of the Company. Stock options (which have not been awarded since 2015) are granted to employees with an exercise price equal to the market price of the Company’s common stock on the date of grant, generally vest over a four-year period from the date of grant and typically have a term of 10 years. Time-based restricted stock units granted to employees generally vest over a three-year or four-year period from the date of grant and are subject to continued employment with the Company. Performance-based restricted stock units generally vest over a three-year performance cycle, which includes the year of the grant, and are based upon the Company’s achievement of specified performance metrics. Awards under the 2019 Plan to non-employee directors have historically been in the form of restricted stock units, which vest annually starting on the grant date. As of June 30, 2024, the Company had 1.8 million common shares available for issuance under the 2019 Plan.

All share-based payments to employees of the Company, including grants of employee stock options (last awarded in 2015), are recognized in the consolidated financial statements based on their grant date fair values. The total compensation costs recognized for stock-based awards were $4.2 million and $6.4 million for the three and six months ended June 30, 2024, respectively. The total compensation costs recognized for stock-based awards were $3.9 million and $8.7 million for the three and six months ended June 30, 2023, respectively. The future tax benefit of these stock-based awards as of the grant date was $1.0 million and $1.5 million for the three and six months ended June 30, 2024, respectively. The future tax benefit of these stock-based awards as of the grant date was $0.9 million and $2.0 million for the three and six months ended June 30, 2023, respectively. The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option pricing model. The fair values of restricted stock units and performance-based restricted stock units are determined based on the closing market price of the Company’s common stock on the date of grant. For performance-based restricted stock units, compensation cost is calculated taking into consideration the probability that the underlying performance goals will be achieved, which is monitored by management throughout the requisite service period. When it becomes probable, based on management’s expectation of the Company’s performance during the measurement period, that more or less than the previous estimate of the awarded shares will vest, an adjustment to compensation cost is recognized as a change in accounting estimate in the period the change is determined.

As of June 30, 2024, the unrecognized compensation costs and remaining weighted-average amortization periods related to stock-based awards were as follows:

(in thousands)	Time- Based Restricted Stock Units	Performance- Based Restricted Stock Units(1)
Unrecognized compensation cost	$29,721	$6,210
Remaining weighted-average amortization period	2.3 years	2.2 years

(1) Based on the probable achievement of the performance goals identified in each award.

The total cash received by the Company as a result of stock option exercises for the six months ended June 30, 2024 and 2023 was $0.5 million and $0.1 million, respectively. The actual tax benefit realized as a result of stock option exercises and the vesting of other share-based awards for the six months ended June 30, 2024 and 2023 were $3.2 million and $2.5 million, respectively. For the six months ended June 30, 2024 and 2023, the total intrinsic value of stock options exercised were less than $0.3 million and $0.1 million, respectively.

For performance-based restricted stock units granted during the six months ended June 30, 2024 and 2023, the number of performance-based restricted stock units that will ultimately be earned will not be determined until the end of the respective performance periods, and may vary from as low as zero to as high as 2.5 times the target number depending on the level of achievement of certain performance goals. The level of achievement of these goals is based upon the financial results of the Company for the last full calendar year within the performance period. The performance goals consist of certain levels of achievement using the following financial metrics: revenue, operating income margin, and return on invested capital. If the performance goals are not met based on the Company’s financial results, the applicable performance-based restricted stock units will not vest and will be forfeited. Shares subject to forfeited performance-based restricted stock units will be available for re-issuance under the Company’s 2019 Plan.

The following table summarizes activities relating to the Company’s stock options:

(in thousands, except per share data and years)	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	37	$23.07
Exercised	(34)	23.07
Forfeited or expired	(2)	22.99
Outstanding and exercisable as of June 30, 2024	1	23.14	0.6	$15

The aggregate intrinsic value in the table above is before income taxes and is calculated as the difference between the exercise price of the underlying options and the Company’s closing stock price as of the last business day of the period ended June 30, 2024 for options that had exercise prices that were below the closing price.

The following table summarizes the activities related to the Company’s time-based restricted stock units:

(in thousands, except per share data)	Number of Units	Weighted- Average Grant Date Fair Value
Non-vested awards outstanding as of December 31, 2023	1,246	$25.43
Granted	592	30.64
Vested	(447)	25.63
Forfeited	(132)	26.59
Non-vested awards outstanding as of June 30, 2024	1,259	27.73

The following table summarizes the activities related to the Company’s performance-based restricted stock units:

(in thousands, except per share data)	Number of Units	Weighted- Average Grant Date Fair Value
Non-vested awards outstanding as of December 31, 2023	442	$26.12
Granted(1)	198	29.62
Vested	(139)	28.60
Forfeited	(103)	26.57
Non-vested awards outstanding as of June 30, 2024	398	26.84

(1) Represents target number of units that can vest based on the achievement of the performance goals.

Note 8 – Income Taxes

Income tax expense consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Current:
U.S. Federal	$(237)	$1,130	$(682)	$1,655
State and local	122	120	237	186
Foreign	6,284	4,700	13,558	8,144
Deferred	(1,174)	(2,035)	(3,021)	(3,045)
Total income tax expense	$4,995	$3,915	$10,092	$6,940

Income tax expense differs from the amount computed by applying the U.S. federal statutory income tax rate to income (loss) before income taxes primarily due to the mix of taxable income by taxing jurisdiction, the impact of tax incentives and tax holidays in foreign locations, state income taxes (net of federal benefit), the U.S. tax under the global intangible low-taxed income (GILTI) provisions, and the Global Minimum Tax (GMT) as defined under the Pillar Two directives of the Organization of Economic Co-operation and Development (OECD) for those international countries that have adopted the specific requirements of the Pillar Two directives. GILTI requires the Company to include in its U.S federal income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiaries tangible fixed assets. The taxable earnings can be offset by a limited deemed paid foreign tax credit with no carrybacks or carryforwards available. The Company accounts for the GILTI as a period cost and does not include it as a factor in the determination of deferred taxes. The GMT has been adopted by several international countries where the Company conducts its manufacturing operations. The adoption by these countries of the GMT requires that the Company's applicable foreign subsidiaries include in their income tax expense an additional “top-up” tax that achieves a corporate minimum effective tax rate of 15% if the overall adjusted effective tax rate is less than 15%. The Company has included in its income tax expense for the six months ended June 30, 2024 an estimated amount of GMT for its foreign subsidiaries as required under the applicable GMT rules of the countries that have adopted the Pillar Two directives.

As of June 30, 2024, the Company has a total transition tax liability of $20.1 million. The Company intends to pay this liability over the remaining one-year payment period as prescribed by the U.S. Tax Reform and regulatory guidance issued by the Internal Revenue Service (IRS). As of June 30, 2024, the Company expects to pay the remaining liability of $20.1 million in 2025. The remaining balance of the transition tax liability is recorded in other accrued liabilities on the condensed consolidated balance sheets.

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

The Company has been granted certain tax incentives, including tax holidays, for its subsidiaries in Thailand, China and Malaysia that expire at various dates, unless extended or otherwise renegotiated and are subject to certain conditions with which the Company expects to comply. The tax incentives in Thailand will expire on December 31, 2030. The tax incentives in China expired on December 31, 2023 and the tax incentives in Malaysia expired on March 31, 2021. The Company will apply for a continuation of the Malaysia tax holiday, which will extend the tax incentive period for five to ten years if approved. The Company will also apply for a China tax holiday in 2024. There is no guarantee of being awarded these tax incentives in the future. The net impact of these tax incentives was to lower foreign income tax expense for the six months ended June 30, 2024 and 2023 by approximately $1.8 million (approximately $0.05 per diluted share) and $2.8 million (approximately $0.08 per diluted share), respectively.

A summary of the Company's tax incentives follows:

	Six Months Ended June 30,
(in thousands)	2024	2023
Thailand	$1,801	$2,514
China	—	326
Total tax incentives	$1,801	$2,840

As of June 30, 2024, the total amount of the Company’s reserve for uncertain tax benefits, including interest and penalties, was $7.3 million. The reserve is classified as long-term based on the Company’s expectation of when the items will be settled. If the reserve for uncertain tax benefits was recognized, the effect would be $7.3 million. The Company records interest expense and penalties accrued in relation to uncertain income tax benefits as a component of current income tax expense on the condensed consolidated statements of income.

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

Disaggregation of Revenue

The following tables provide a summary of the Company’s revenue disaggregated by market sector and a reconciliation of the disaggregated revenue to the Company’s revenue by reportable operating segment:

	Three Months Ended June 30, 2024
(in thousands)	Americas	Asia	Europe	Total
Market sector:
Semi-Cap	$54,471	$85,258	$32,135	$171,864
Complex Industrials	35,671	79,276	26,756	141,703
Medical	56,014	42,952	12,585	111,551
A&D	94,262	2,680	11,898	108,840
AC&C	92,648	39,288	2	131,938
External revenue	333,066	249,454	83,376	665,896
Elimination of intersegment sales	10,075	8,216	2,480	20,771
Segment revenue	$343,141	$257,670	$85,856	$686,667

	Six Months Ended June 30, 2024
(in thousands)	Americas	Asia	Europe	Total
Market sector:
Semi-Cap	$108,129	$167,157	$62,517	$337,803
Complex Industrials	65,321	163,487	53,927	282,735
Medical	117,877	85,178	23,223	226,278
A&D	181,125	11,802	21,747	214,674
AC&C	209,280	70,682	19	279,981
External revenue	681,732	498,306	161,433	1,341,471
Elimination of intersegment sales	33,738	17,180	4,919	55,837
Segment revenue	$715,470	$515,486	$166,352	$1,397,308

	Three Months Ended June 30, 2023
(in thousands)	Americas	Asia	Europe	Total
Market sector:
Semi-Cap	$63,070	$76,682	$24,355	$164,107
Complex Industrials	38,838	95,378	32,621	166,837
Medical	90,210	45,010	9,716	144,936
A&D	64,062	8,899	7,203	80,164
AC&C	127,598	49,580	10	177,188
External revenue	383,778	275,549	73,905	733,232
Elimination of intersegment sales	20,442	11,301	685	32,428
Segment revenue	$404,220	$286,850	$74,590	$765,660

	Six Months Ended June 30, 2023
(in thousands)	Americas	Asia	Europe	Total
Market sector:
Semi-Cap	$124,019	$141,419	$47,138	$312,576
Complex Industrials	67,886	175,430	67,047	310,363
Medical	158,492	99,168	24,325	281,985
A&D	130,364	16,822	12,393	159,579
AC&C	267,591	95,777	56	363,424
External revenue	748,352	528,616	150,959	1,427,927
Elimination of intersegment sales	53,075	26,277	1,486	80,838
Segment revenue	$801,427	$554,893	$152,445	$1,508,765

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, contract assets and advance payments from customers. During the six months ended June 30, 2024 and 2023, 86.0% and 89.7%, respectively, of the Company’s revenue was recognized as products and services that were transferred over time.

Contract assets primarily relate to the Company’s right to consideration for work completed but not billed to the customer as of period end. Contract asset balances are transferred to trade accounts receivable when the rights become unconditional.

A summary of activity related to the Company’s contract assets follows:

	Six Months Ended June 30,
(in thousands)	2024	2023
Balance as of the beginning of the year	$174,979	$183,613
Revenue recognized	1,153,907	1,300,085
Amounts collected or invoiced	(1,146,796)	(1,297,821)
Balance as of the end of the period	$182,090	$185,877

As of June 30, 2024 and December 31, 2023, the Company had $157.2 million and $204.9 million, respectively, in advance payments from customers. Of those amounts, $144.5 million and $191.6 million, respectively, were customer deposits and prepayments of inventory and $12.7 million and $13.3 million, respectively, were related to the contractual timing of payments. The advance payments are not considered a significant financing component because they are used to meet working capital demands of a contract, offset inventory risks and protect the Company from the failure of other parties to fulfill obligations under a contract.

Note 10 – Accounts Receivable Sale Programs

As of June 30, 2024, in connection with trade accounts receivable sale programs with unaffiliated financial institutions, the Company may elect to sell, at a discount, on an ongoing basis, up to a maximum of $200.0 million of specific accounts receivable at any one time.

During the three months ended June 30, 2024 and 2023, the Company sold $158.5 million and $134.9 million, respectively, of accounts receivable under these programs, and in exchange, the Company received cash proceeds of $157.3 million and $133.5 million, respectively, net of the discount. During the six months ended June 30, 2024 and 2023, the Company sold $293.6 million and $287.7 million, respectively, of accounts receivable under these programs, and in exchange, the Company received cash proceeds of $291.4 million and $285.3 million, respectively, net of the discount. The Company recognizes the loss on sale resulting from the discount in other expense, net in its consolidated statements of income.

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

During the six months ended June 30, 2024, the Company recognized $4.8 million of restructuring charges, which primarily related to capacity and workforce reductions at its sites in the Americas.

The Company recognized $3.8 million of restructuring charges during the six months ended June 30, 2023 primarily related to the previously announced closures of our site in Moorpark, California in the Americas, and other smaller activities involving capacity reductions and reductions in workforce in certain facilities across various regions. Moorpark, California operations have ceased as of March 31, 2023 with restructuring activity substantially completed in 2023.

The components of restructuring charges were as follows:

	Six Months Ended June 30, 2024
(in thousands)	Americas	Asia	Europe	Total
Severance costs	$3,699	$371	$—	$4,070
Lease facility costs	—	(9)	—	(9)
Other exit costs	753	—	—	753
Total restructuring charges	$4,452	$362	$—	$4,814

The changes in the Company’s accrued restructuring costs were as follows:

(in thousands)	Balances as of December 31, 2023	Restructuring Charges	Cash Payments	Non-Cash Activity	Balances as of June 30, 2024
Severance	$35	$4,070	$(3,717)	$—	$388
Lease facility costs	9	(9)	—	—	—
Other exit costs	81	753	(834)	—	—
Total accrued restructuring costs	$125	$4,814	$(4,551)	$—	$388

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

The following table sets forth the calculation of the Company’s basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2024	2023	2024	2023
Net income	$15,528	$13,991	$29,530	$26,351

Denominator for basic earnings per share	36,047	35,618	35,929	35,478
Incremental common shares attributable to outstanding restricted stock units	448	—	455	4
Incremental common shares attributable to exercise of dilutive options	2	58	4	248
Denominator for diluted earnings per share	36,497	35,676	36,388	35,730

Earnings per share:
Basic	$0.43	$0.39	$0.82	$0.74
Diluted	$0.43	$0.39	$0.81	$0.74

Restricted stock units totaling less than 0.1 million common shares for both the three and six months ended June 30, 2024 were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive. Restricted stock units totaling 0.6 million and 0.3 million common shares for the three and six months ended June 30, 2023, respectively, were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

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

The fair value of the Company’s derivative instruments follows:

		June 30,	December 31,
(in thousands)	Balance Sheet Location	2024	2023
Derivatives designated as hedging instruments:
Forward currency exchange contracts	Other long-term assets (liabilities)	$(1,048)	$2,664
Interest rate swap agreement	Other long-term assets (liabilities)	331	(2,458)

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

During the three and six months ended June 30, 2024, the Company recorded an unrealized loss of $5.0 million ($3.7 million net of tax) and an unrealized loss of $3.7 million ($2.8 million net of tax), respectively, on its forward currency exchange contracts in other comprehensive income (loss) and transferred unrealized gains of $1.1 million and $2.1 million, respectively, to cost of sales.

During the three and six months ended June 30, 2023, the Company recorded an unrealized gain of $1.7 million ($1.3 million net of tax) and an unrealized gain of $3.4 million ($2.5 million net of tax), respectively, on its forward currency exchange contracts in other comprehensive income (loss) and transferred unrealized gains of $0.9 million and $1.3 million, respectively, to cost of sales.

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

The Company entered into an interest rate swap agreement on July 20, 2023 and the fixed interest rate for the contract is 4.039%. As of June 30, 2024, the notional amount of this interest rate swap was $125.5 million. The Company’s previous interest rate swap agreement matured on July 20, 2023.

During the three and six months ended June 30, 2024, the Company recorded an unrealized gain of $0.4 million ($0.3 million net of tax) and an unrealized gain of $2.8 million ($2.0 million net of tax), respectively, on the interest rate swap in other comprehensive income (loss).

During the three and six months ended June 30, 2023, the Company recorded an unrealized loss of $0.4 million ($0.3 million net of tax) and an unrealized loss of $0.5 million ($0.4 million net of tax), respectively, on the interest rate swap in other comprehensive income (loss).

Note 15 – Accumulated Other Comprehensive Loss

A summary of the changes in accumulated other comprehensive loss follows:

	Three Months Ended June 30,
	2024				2023
(in thousands)	Foreign Currency Translation Adjustments	Derivative Instruments, Net of Tax	Other	Total	Foreign Currency Translation Adjustments	Derivative Instruments, Net of Tax	Other	Total
Beginning balance	$(14,450)	$2,894	$(1,064)	$(12,620)	$(14,827)	$1,936	$(918)	$(13,809)
Other comprehensive gain (loss) before reclassifications	(523)	(2,292)	66	(2,749)	55	1,863	206	2,124
Amounts reclassified from accumulated other comprehensive loss	—	(1,133)	—	(1,133)	—	(867)	—	(867)
Total other comprehensive income (loss)	(523)	(3,425)	66	(3,882)	55	996	206	1,257
Ending balance	$(14,973)	$(531)	$(998)	$(16,502)	$(14,772)	$2,932	$(712)	$(12,552)

	Six Months Ended June 30,
	2024				2023
(in thousands)	Foreign Currency Translation Adjustments	Derivative Instruments, Net of Tax	Other	Total	Foreign Currency Translation Adjustments	Derivative Instruments, Net of Tax	Other	Total
Beginning balance	$(12,913)	$160	$(1,107)	$(13,860)	$(15,877)	$788	$(1,144)	$(16,233)
Other comprehensive gain (loss) before reclassifications	(2,060)	1,384	109	(567)	1,105	3,439	432	4,976
Amounts reclassified from accumulated other comprehensive loss	—	(2,075)	—	(2,075)	—	(1,295)	—	(1,295)
Total other comprehensive income (loss)	(2,060)	(691)	109	(2,642)	1,105	2,144	432	3,681
Ending balance	$(14,973)	$(531)	$(998)	$(16,502)	$(14,772)	$2,932	$(712)	$(12,552)

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

Information about the Company’s operating segments follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Sales:
Americas	$343,141	$404,220	$715,470	$801,427
Asia	257,670	286,850	515,486	554,893
Europe	85,856	74,590	166,352	152,445
Elimination of intersegment sales	(20,771)	(32,428)	(55,837)	(80,838)
Total sales	$665,896	$733,232	$1,341,471	$1,427,927
Depreciation and amortization:
Americas	$5,254	$5,130	$10,679	$10,262
Asia	2,513	2,385	5,037	4,736
Europe	862	810	1,743	1,588
Corporate	2,803	3,124	5,567	5,963
Total depreciation and amortization	$11,432	$11,449	$23,026	$22,549
Income from operations:
Americas	$12,197	$13,915	$25,163	$27,246
Asia	32,129	25,598	65,906	54,382
Europe	6,628	3,360	13,405	10,046
Corporate and intersegment eliminations	(23,701)	(18,392)	(51,692)	(44,451)
Total income from operations	27,253	24,481	52,782	47,223
Interest expense	(6,933)	(8,258)	(14,178)	(14,708)
Interest income	2,526	1,622	4,518	2,880
Other (expense) income, net	(2,323)	61	(3,500)	(2,104)
Income before income taxes	$20,523	$17,906	$39,622	$33,291

Capital expenditures:
Americas	$3,833	$5,480	$5,616	$28,589
Asia	2,365	3,076	4,870	10,624
Europe	1,037	1,105	2,061	2,793
Corporate	1,269	(1,343)	1,860	5,043
Total capital expenditures	$8,504	$8,318	$14,407	$47,049

	June 30,	December 31,
(in thousands)	2024	2023
Assets:
Americas	$927,584	$1,064,047
Asia	795,678	769,744
Europe	214,378	222,591
Corporate	217,099	218,373
Total assets	$2,154,739	$2,274,755

Geographic sales information about the Company’s sales is determined based on the destination of the product shipped. Long-lived assets information is determined based on the physical location of the Company’s assets and includes property, plant and equipment, net, operating lease right-of-use assets and other long-term assets, net.

A summary of the Company’s geographic sales and long-lived assets follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Geographic sales:
United States	$387,720	$440,908	$784,139	$872,093
Singapore	105,070	110,934	206,308	197,890
Other Asia	44,880	56,638	104,776	101,891
Europe	103,278	101,092	201,300	205,785
Other	24,948	23,660	44,948	50,268
Total sales	$665,896	$733,232	$1,341,471	$1,427,927

	June 30,	December 31,
(in thousands)	2024	2023
Long-lived assets:
United States	$231,037	$231,740
Asia	81,962	79,203
Europe	41,993	42,934
Other	66,784	66,072
Total long-lived assets	$421,776	$419,949

Note 17 –Supplemental Cash Flow and Non-Cash Information

The following table includes supplemental cash flow disclosures:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Supplemental cash flow information:
Income taxes paid, net	$1,654	$18,900	$6,124	$23,328
Interest paid	7,907	7,171	15,306	13,045
Non-cash investing activities:
Unpaid purchases of property, plant and equipment at the end of the period			4,981	7,053
Unpaid purchases of capitalized purchased software costs at the end of the period			1,320	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The financial information and the discussion below should be read in conjunction with other information, including the unaudited condensed consolidated financial statements and Notes thereto in Part I, Item 1 of this quarterly report on Form 10-Q for the quarterly period ended June 30, 2024 (this Report), the consolidated financial statements appearing in the Company’s annual report on Form 10-K for the year ended December 31, 2023 (the 2023 10-K), and Part I, Item 1A, Risk Factors of the 2023 10-K. In this Report, references to Benchmark, the Company or use of the words “we,” “our” and “us” include Benchmark’s subsidiaries unless otherwise noted.

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts and may include words such as “anticipate,” “believe,” “intend,” “plan,” “project,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” “will,” “could,” “predict,” and similar expressions of the negative or other variations thereof. In particular, statements, express or implied, concerning the Company’s outlook and guidance for quarterly periods or fiscal year 2024 results, future operating results or margins, the ability to generate sales and income or cash flow, expected revenue mix, the Company’s business strategy and strategic initiatives, the Company’s repurchases of shares of its common stock, the Company’s expectations regarding restructuring charges, stock-based compensation expense and amortization of intangibles, and the Company’s intentions concerning the payment of dividends, among others, are forward-looking statements. Although the Company believes these statements are based on and derived from reasonable assumptions, they involve risks, uncertainties and assumptions, that are beyond the Company’s ability to control or predict, relating to operations, markets and the business environment generally, including those discussed under Part I, Item 1A of the 2023 10-K and in any of the Company’s subsequent reports filed with the Securities and Exchange Commission (the SEC). Events relating to the possibility of customer demand fluctuations, supply chain constraints, continuing inflationary pressures, the effects of foreign currency fluctuations and high interest rates, geopolitical uncertainties including continuing hostilities and tensions, trade restrictions and sanctions, the ability to utilize the Company’s manufacturing facilities at sufficient levels to cover its fixed operating costs, or write-downs or write-offs of obsolete or unsold inventory, may have resulting impacts on the Company’s business, financial condition, results of operations, and the Company’s ability (or inability) to execute on its plans. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes, including the future results of the Company’s operations, may vary materially from those indicated. Undue reliance should not be placed on any forward-looking statements. Forward-looking statements are not guarantees of performance. All forward-looking statements included in this document are based upon information available to the Company as of the date of this document, and the Company assumes no obligation to update.

OVERVIEW

Benchmark Electronics, Inc. (the Company) is a Texas corporation that provides advanced manufacturing services (electronic manufacturing services (EMS) and precision technology (PT) services), which includes design and engineering services and technology solutions. From initial product concept to volume production, including direct order fulfillment and aftermarket services, we are a trusted integrated services partner to original equipment manufacturers (OEMs). Served markets include: semiconductor capital equipment (semi-cap), complex industrials, medical technologies, commercial aerospace and defense (A&D), and advanced computing and communications (AC&C). The Company has manufacturing operations located in the United States and Mexico (the Americas), Asia and Europe.

Our customer engagement focuses on three principal areas:

•
Manufacturing Services, which include printed circuit board assemblies (PCBAs) using both traditional surface mount technologies and microelectronics, subsystem assembly, system build and integration. System builds and integration often involve building a finished assembly that includes PCBAs, complex subsystem assemblies, mechatronics, displays, mechanicals, and other components. These final products may be configured to order and delivered directly to the end customer across all the industries we serve. Manufacturing services also includes precision technology services comprised of precision machining, advanced metal joining and welding, cleaning, assembly and functional testing primarily for the semi-cap (serving semi-cap customers) and A&D markets.
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

•
Technology Solutions, which involve developing a library of building blocks or reference designs primarily in defense solutions, surveillance systems, millimeter wave radio frequency (RF) subsystems, and front-end managed connected data collection systems. We often partner with our customers to merge these solutions utilizing our engineering services to provide turnkey product development from requirements through the launch to volume production into our factories. Our building blocks can be utilized across a variety of industries, but we have significant focus and capabilities in the A&D, medical, advanced communications, and the complex industrials markets. We have also developed differentiated capabilities in RF. The need to improve size, weight, and power to accommodate high frequency electronics communications is important to customers in the A&D, medical, and advanced communications markets.

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

We employ enterprise resource planning (ERP) systems and lean manufacturing principles to manage procurement and manufacturing processes in an efficient and cost-effective manner so that, where possible, components arrive on a just-in-time, as-and-when-needed basis. Because we are a significant purchaser of electronic components and other raw materials, we are generally able to capitalize on the economies of scale associated with our relationships with suppliers to negotiate price discounts, obtain components and other raw materials that are in short supply, and return excess components. Utilizing our agility and expertise in supply chain management and our relationships with suppliers across the supply chain, we strive to help reduce our customers’ cost of goods sold and inventory exposure. However, due to global labor and supply disruptions, we continue to see component supply chain constraints across certain commodity categories that are constraining our ability to produce the full demand forecasts we are receiving from customers.

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

Second Quarter of 2024 Highlights

Sales for the three months ended June 30, 2024 were $665.9 million, a 9% decrease from sales of $733.2 million during the three months ended June 30, 2023. During the second quarter of 2024, sales to customers in our various industry sectors varied from the second quarter of 2023 as follows:

• Semi-Cap increased by 5%,

• Complex Industrials decreased by 15%,

• Medical decreased by 23%,

• A&D increased by 36%, and

• Advanced Computing and Communications decreased by 26%

The overall revenue decrease was primarily due to lower Medical and AC&C revenue, due to general end demand softness. This was partially offset by an increase in Semi-Cap revenue, as a result of higher demand from existing customers. See “Results of Operations — Sales” discussion below.

Our sales depend on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, the availability of electronic component supply, or the failure of a major customer to pay for components or services have adversely affected us by not allowing us to fulfill our total customer demand. A substantial percentage of our sales are made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. Sales to our ten largest customers represented 53% and 52% of our total sales during the six months ended June 30, 2024 and 2023, respectively. After a period of unprecedented global labor and supply disruptions, we have seen a general easing of certain material constraints across commodity categories, with the exception of older technologies where semiconductor original equipment manufacturers are not adding incremental capacity. The lack of capacity regarding these older technologies could constrain our ability to produce the full demand forecasts we are receiving from customers needing those parts. Lead times are also improving from the previous highs that prompted many suppliers to categorize some of their constrained components with non-cancellable and non-returnable business terms. Until recently, these constraints led to last-minute allocations and created inefficiencies in our operations, as well as increased costs to us and our customers.

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

We have undertaken initiatives to restructure our business operations with the intention of improving utilization and reducing costs. During the six months ended June 30, 2024, we recognized $4.8 million of restructuring charges and other costs due to capacity and workforce reductions primarily at our sites in the Americas. See “Results of Operations — Restructuring Charges and Other Costs”.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	89.8%	90.9%	89.9%	90.8%
Gross profit	10.2%	9.1%	10.1%	9.2%
Selling, general and administrative expenses	5.7%	5.1%	5.6%	5.3%
Amortization of intangible assets	0.2%	0.2%	0.2%	0.2%
Restructuring charges and other costs	0.2%	0.4%	0.4%	0.3%
Income from operations	4.1%	3.4%	3.9%	3.4%
Other expense, net	(1.0)%	(0.9)%	(1.0)%	(1.0)%
Income before income taxes	3.1%	2.5%	2.9%	2.4%
Income tax expense	0.8%	0.6%	0.8%	0.6%
Net income	2.3%	1.9%	2.1%	1.8%

Sales

As noted above, sales for the second quarter of 2024 decreased 9% from the second quarter of 2023.

Sales are analyzed by management by market sector and by geographic segment, which reflect our reportable segments. Our global business development strategy is based on our targeted market sectors. Management measures operational performance and allocates resources on a geographic segment basis.

Sales by market sector were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Semi-Cap	$171,864	$164,107	$337,803	$312,576
Complex Industrials	141,703	166,837	282,735	310,363
Medical	111,551	144,936	226,278	281,985
A&D	108,840	80,164	214,674	159,579
AC&C	131,938	177,188	279,981	363,424
Total net sales	$665,896	$733,232	$1,341,471	$1,427,927

Semi-Conductor Capital Equipment. Second quarter of 2024 sales increased 5% to $171.9 million from $164.1 million in the second quarter of 2023. Sales during the first six months of 2024 increased 8% to $337.8 million from $312.6 million in the same period of 2023. The increases were primarily due to stronger demand with existing customers.

Complex Industrials. Second quarter of 2024 sales decreased 15% to $141.7 million from $166.8 million in the second quarter of 2023. Sales during the first six months of 2024 decreased 9% to $282.7 million from $310.4 million in the same period of 2023. The decreases were primarily due to reduced demand from certain existing customers partially offset by new program ramps.

Medical. Second quarter of 2024 sales decreased 23% to $111.6 million from $144.9 million in the second quarter of 2023. Sales during the first six months of 2024 decreased 20% to $226.3 million from $282.0 million in the same period of 2023. The decreases were primarily due to inventory re-balancing and end-demand weakness impacting medical devices.

Aerospace and Defense. Second quarter of 2024 sales increased 36% to $108.8 million from $80.2 million in the second quarter of 2023. Sales during the first six months of 2024 increased 35% to $214.7 million from $159.6 million in the same period of 2023. The increases were primarily due to increased demand from existing programs and incremental support from new program ramps.

Advanced Computing and Communications. Second quarter of 2024 sales decreased 26% to $131.9 million from $177.2 million in the second quarter of 2023. Sales during the first six months of 2024 decreased 23% to $280.0 million from $363.4 million in the same period of 2023. The decreases were primarily due to softness in demand coupled with the completion of several programs during the period.

Our international operations are subject to the risks of doing business abroad. See Part I, Item 1A of our 2023 10-K for factors pertaining to our international sales, fluctuations in foreign currency exchange rates and a discussion of potential adverse effects in operating results associated with the risks of doing business abroad. During both the three months ended June 30, 2024 and 2023, 61% of our sales were from international operations. During the six months ended June 30, 2024 and 2023, 60% and 59%, respectively, of our sales were from international operations.

Sales by geographic segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Sales:
Americas	$343,141	$404,220	$715,470	$801,427
Asia	257,670	286,850	515,486	554,893
Europe	85,856	74,590	166,352	152,445
Elimination of intersegment sales	(20,771)	(32,428)	(55,837)	(80,838)
Total sales	$665,896	$733,232	$1,341,471	$1,427,927

Americas. Second quarter of 2024 sales decreased 15% to $343.1 million from $404.2 million in the second quarter of 2023. Sales during the first six months of 2024 decreased 11% to $715.5 million from $801.4 million in the same period of 2023. The decreases were primarily due to softness in the semi-cap, medical and AC&C sectors partially offset by increased demand in the A&D sector.

Asia. Second quarter of 2024 sales decreased 10% to $257.7 million from $286.9 million in the second quarter of 2023. Sales during the first six months of 2024 decreased 7% to $515.5 million from $554.9 million in the same period of 2023. The decreases were primarily due to a decrease in existing customer demand of our complex industrials, A&D and AC&C sectors partially offset by increased demand in the semi-cap sector.

Europe. Second quarter of 2024 sales increased 15% to $85.9 million from $74.6 million in the second quarter of 2023. Sales during the first six months of 2024 increased 9% to $166.4 million from $152.4 million in the same period of 2023. The increases were primarily due to higher demand in the semi-cap and A&D sectors partially offset by a decrease in the complex industrials sector.

Gross Profit

Gross profit increased 1% to $68.0 million in the second quarter of 2024 from $67.0 million in the second quarter of 2023. Gross profit increased 3% to $135.4 million in the first six months of 2024 from $131.0 million in the same period of 2023. The increases were primarily due to improved operational efficiencies and the proactive reduction actions taken by our manufacturing sites. Gross profit margin increased to 10.2% in the second quarter of 2024 from 9.1% in the second quarter of 2023. Gross profit margin increased to 10.1% in the first six months of 2024 from 9.2% in the first six months of 2023. The increases were primarily due to improved operational efficiencies and the proactive cost reduction actions taken by our manufacturing sites.

Income from Operations

Second quarter of 2024 income from operations increased 11% to $27.3 million from $24.5 million in the second quarter of 2023. During the first six months of 2024 income from operations increased 12% to $52.8 million from $47.2 million in the first six months of 2023. The increases were primarily due to improved gross margin and cost actions taken to reduce selling, general and administrative (SG&A) expenses.

Income from operations by reportable segment was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Income from operations:
Americas	$12,197	$13,915	$25,163	$27,246
Asia	32,129	25,598	65,906	54,382
Europe	6,628	3,360	13,405	10,046
Corporate and intersegment eliminations	(23,701)	(18,392)	(51,692)	(44,451)
Total income from operations	$27,253	$24,481	$52,782	$47,223

Americas. Second quarter of 2024 income from operations decreased 12% to $12.2 million from $13.9 million in the second quarter of 2023. Sales during the first six months of 2024 decreased 8% to $25.2 million from $27.2 million in the same period of 2023. The decreases were primarily due to lower revenue partially offset by cost control.

Asia. Second quarter of 2024 income from operations increased 26% to $32.1 million from $25.6 million in the second quarter of 2023. Sales during the first six months of 2024 increased 21% to $65.9 million from $54.4 million in the same period of 2023. The increases were primarily due to cost control partially offset by lower revenue.

Europe. Second quarter of 2024 income from operations increased 97% to $6.6 million from $3.4 million in the second quarter of 2023. Sales during the first six months of 2024 increased 33% to $13.4 million from $10.0 million in the same period of 2023. The increases were primarily due to higher revenue and cost control.

Selling, General and Administrative Expenses

SG&A expenses increased to $38.0 million in the second quarter of 2024 from $37.7 million in the second quarter of 2023. The increase was primarily due to higher stock compensation expense. SG&A decreased to $75.4 million in the first six months of 2024 from $75.9 million in the same period of 2023. The decrease was primarily due to cost actions taken, coupled with lower variable compensation expense.

Amortization of Intangible Assets

Amortization of intangible assets decreased to $1.2 million in the second quarter of 2024 from $1.6 million in the second quarter of 2023. Amortization of intangible assets decreased to $2.4 million in the first six months of 2024 from $3.2 million in the same period of 2023. The decrease was primarily due to certain intangible assets becoming fully amortized in 2023.

Restructuring Charges and Other Costs

During the six months ended June 30, 2024, we recognized $4.8 million of restructuring charges and other costs primarily due to capacity and workforce reductions at our sites in the Americas.

During the six months ended June 30, 2023, we recognized $3.8 million of restructuring charges and other costs primarily due to expenses associated with announced site closures or exits, reductions in force and other restructuring activities primarily in the Americas. Additionally, during the second quarter of 2023, the Company made the decision to no longer continue certain manufacturing capabilities in the Americas. In connection with that decision, the Company assessed the facility and equipment assets used in those manufacturing capabilities using valuation information from third parties and recorded $0.9 million of impairment charges as a result of that assessment. The asset impairment charges are included in the restructuring charges and other costs line item on the consolidated statements of income as of June 30, 2023.

See Note 12 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Report for additional information on our restructuring charges and other costs.

Interest Expense

Interest expense decreased to $6.9 million in the second quarter of 2024 from $8.3 million in the second quarter of 2023. Interest expense decreased to $14.2 million in the first six months of 2024 from $14.7 million in the same period of 2023. The decreases were primarily due to decreased borrowings partially offset by a higher interest rate environment.

Interest Income

Interest income increased to $2.5 million in the second quarter of 2024 from $1.6 million in the second quarter of 2023. Interest expense increased to $4.5 million in the first six months of 2024 from $2.9 million in the same period of 2023. The increase was primarily due to higher interest rates.

Other (Expense) Income, Net

Other (expense) income, net was an expense of $2.3 million in the second quarter of 2024 compared to income of $0.1 million in the second quarter of 2023. Other (expense) income, net was an expense of $3.5 million in the first six months of 2024 compared to an expense of $2.1 million in the same period of 2023. The changes were primarily due to higher foreign currency exchange losses.

Income Tax Expense

Income tax expense of $5.0 million represented a 24.3% effective tax rate for the second quarter of 2024, compared with $3.9 million in the second quarter of 2023, representing an effective tax rate of 21.9%. The increase in 2024 is due to the expiration of tax incentives in China, the impact of the global intangible low-taxed income (GILTI) tax in the United States, and the implementation of the Global Minimum Tax (GMT) in some of our foreign jurisdictions beginning in 2024.

The Company has been granted certain tax incentives, including tax holidays, for its subsidiaries in Thailand, China and Malaysia that expire at various dates, unless extended or otherwise renegotiated, and are subject to certain conditions with which the Company expects to comply. The tax incentives in Thailand will expire on December 31, 2030. The tax incentives in China expired on December 31, 2023 and the tax incentives in Malaysia expired on March 31, 2021. The Company is applying for a continuation of the Malaysia tax incentives, which will extend the tax incentive period for five to ten years if approved. The Company will also apply for a three year China tax reduction in 2024 that will provide tax incentives for 2024 to 2026. There is no guarantee of being awarded these tax incentives in the future. See Note 8 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Report.

Net Income

We reported net income of $15.5 million, or $0.43 per diluted share, for the second quarter of 2024, compared with net income of $14.0 million, or $0.39 per diluted share, for the second quarter of 2023. We reported net income of $29.5 million, or $0.81 per diluted share, for the first six months of 2024, compared with net income of $26.4 million, or $0.74 per diluted share, for the first six months of 2023. The increases were primarily due to the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our organic growth and operations through funds generated from operations and occasional borrowings under our Credit Agreement (as defined below). Cash, cash equivalents and restricted cash totaled $309.9 million as of June 30, 2024, which included $291.0 million held outside the United States in various foreign subsidiaries.

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

Cash Flows

Cash provided from operating activities was $104.3 million during the first six months of 2024 and primarily consisted of $29.5 million of net income, adjusted for $23.0 million of depreciation and amortization, $6.4 million of stock-based compensation expense, a $71.3 million decrease in accounts receivable and a $82.7 million decrease in inventories, partially offset by a $47.7 million decrease in advance payments from customers, a $22.6 million decrease in accrued liabilities and a $25.6 million decrease in accounts payable. Working capital was $0.9 billion as of June 30, 2024.

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

Cash used in investing activities was $15.8 million during the first six months of 2024 primarily due to capital expenditures for property, plant and equipment of $12.8 million and purchased software of $1.6 million. The purchases of property, plant and equipment were primarily for leasehold improvements and machinery and equipment in the Americas and Asia.

Cash used in financing activities was $58.9 million during the first six months of 2024. Borrowings under the Credit Agreement were $320.0 million and principal payments under the Credit Agreement were $361.6 million. In addition, we paid $11.8 million of dividends and $5.8 million for employee taxes paid to settle stock-based awards exercised during the first six months of 2024.

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

As of June 30, 2024, we had $125.5 million in borrowings outstanding under the term loan facility and $165.0 million outstanding under our revolving credit facility and $4.4 million in letters of credit outstanding under our revolving credit facility. See Note 5 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Report for more information regarding the terms of our Credit Agreement.

The Credit Agreement contains certain financial covenants related to interest coverage and debt leverage, and certain customary affirmative and negative covenants, including restrictions on our ability to incur additional debt and liens, pay dividends, repurchase shares, sell assets and merge or consolidate with other persons. Amounts due under the Credit Agreement could be accelerated upon specified events of default, including a failure to pay amounts due, breach of a covenant, material inaccuracy of a representation, or occurrence of bankruptcy or insolvency, subject, in some cases, to cure periods. As of June 30, 2024, we were in compliance with all of these covenants and restrictions.

As of June 30, 2024, we had $380.6 million available for borrowings under the Credit Agreement. During the next 12 months, we believe our capital expenditures will approximate $60 million to $70 million, principally for machinery and equipment to help increase our production capacity to support anticipated revenue growth and our ongoing business around the globe.

Dividends

During the six months ended June 30, 2024 and 2023, cash dividends paid totaled $11.8 million and $11.7 million, respectively. On June 10, 2024, the Company declared a quarterly cash dividend of $0.165 per share of the Company’s common stock to shareholders of record as of June 28, 2024. The dividend of $5.9 million was paid on July 12, 2024.

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

Effective July 30, 2024, the Company’s Board of Directors have authorized an increase in the quarterly dividend from $0.165 to $0.17 per share.

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

Share purchases may be made in the open market, in privately negotiated transactions or block transactions, at the discretion of the Company’s management and as market conditions warrant. Purchases will be funded from available cash and may be commenced, suspended or discontinued at any time without prior notice. Shares repurchased under the program are retired. The Company did not repurchase shares during the six months ended June 30, 2024. As of June 30, 2024, the Company had $154.6 million remaining under share repurchase authorizations.

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

We transact business in various foreign countries and are subject to foreign currency fluctuation risks. We use natural hedging and forward contracts to economically hedge transactional exposure primarily associated with trade accounts receivable, other receivables and trade accounts payable that are denominated in a currency other than the functional currency of the respective operating entity. We do not use derivative financial instruments for speculative purposes. Certain forward currency exchange contracts in place as of June 30, 2024 have not been designated as accounting hedges and, therefore, changes in fair value are recorded within our unaudited condensed consolidated statements of income in Part I, Item 1 of this Report.

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

We are also exposed to interest rate risk on borrowings under our Credit Agreement. As of June 30, 2024, we had $125.5 million outstanding on the floating rate term loan facility, and we have an interest rate swap agreement with a notional amount of $125.5 million and a fixed interest rate of 4.039%. Under this swap agreement, we receive variable rate interest rate payments and pay fixed rate interest payments. The effect of this swap is to convert our floating rate interest expense to fixed interest rate expense. The interest rate swap is designated as a cash flow hedge.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information for the three months ended June 30, 2024 about the Company’s repurchases of its equity securities registered pursuant to Section 12 of the Exchange Act:

(d)
			(c)	Maximum
			Total	Number (or
			Number of	Approximate
			Shares (or Units)	Dollar Value) of
	(a)		Purchased as	Shares (or Units)
	Total	(b)	Part of Publicly	that May Yet Be
	Number of	Average Price	Announced	Purchased Under
	Shares (or Units)	Paid per Share	Plans or	the Plans or
(amounts in millions, except per share data)	Purchased	(or Unit)	Programs	Programs (1)
April 1 to 30, 2024	—	$—	—	$154.6
May 1 to 31, 2024	—	—	—	154.6
June 1 to 30, 2024	—	—	—	154.6
Total	—	—	—	154.6

(1) On October 30, 2018, the Company announced that the Board of Directors authorized the repurchase of $100 million of shares of the Company’s common stock in addition to the $250 million previously announced on March 7, 2018. On February 24, 2020, the Company announced that the Board of Directors authorized the repurchase of an additional $150 million of shares of the Company’s common stock. Stock purchases may be made in the open market, in privately negotiated transactions or block transactions, at the discretion of the Company’s management and as market conditions warrant. Purchases are funded from available cash and may be commenced, suspended or discontinued at any time without prior notice. Shares of stock repurchased under the program are retired. The Company did not repurchase shares during the six months ended June 30, 2024 and 2023. As of June 30, 2024, the Company had $154.6 million remaining under share repurchase authorizations.

Item 5. Other Information

Rule 10b5-1 Plan Adoptions and Modifications

During the three months ended June 30, 2024, no director or officer adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, each as defined in Item 408 of Regulation S-K.

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

31.1 (1)	Section 302 Certification of Chief Executive Officer

31.2 (1)	Section 302 Certification of Chief Financial Officer

32.1 (2)	Section 1350 Certification of Chief Executive Officer

32.2 (2)	Section 1350 Certification of Chief Financial Officer

101.INS (1)	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH (1)	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104 (1)

Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101)

(1) Filed herewith

(2) Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on July 31, 2024.

BENCHMARK ELECTRONICS, INC.

(Registrant)

By:	/s/ Jeffrey W. Benck
Jeffrey W. Benck
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Arvind Kamal
Arvind Kamal
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)