Form 10-Q
period 2024-09-30
BENCHMARK ELECTRONICS INC
filed 2024-11-01
CIK 863436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

Yes ☐ No ☑

As of October 29, 2024, there were 35,996,919 shares of common stock of Benchmark Electronics, Inc., par value $0.10 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
(in thousands, except par value)	2024	2023
Assets
Current assets:
Cash and cash equivalents	$324,423	$277,391
Restricted cash	—	5,822
Accounts receivable, net of allowance for doubtful accounts of $241 and $470, respectively	372,276	449,404
Contract assets	186,538	174,979
Inventories	581,901	683,801
Prepaid expenses and other current assets	43,569	44,350
Total current assets	1,508,707	1,635,747
Property, plant and equipment, net	224,164	227,698
Operating lease right-of-use assets	122,117	130,830
Goodwill	192,116	192,116
Deferred income taxes	33,573	26,943
Other long-term assets	68,320	61,421
Total assets	$2,148,997	$2,274,755
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$6,751	$4,283
Accounts payable	356,038	367,480
Advance payments from customers	145,350	204,883
Income taxes payable	23,865	22,225
Accrued liabilities	107,127	114,676
Total current liabilities	639,131	713,547
Long-term debt, net of current installments	272,000	326,674
Operating lease liabilities	114,181	123,385
Other long-term liabilities	21,009	32,064
Shareholders’ equity:
Preferred stock, $0.10 par value; 5,000 shares authorized, none issued	—	—
Common stock, $0.10 par value; 145,000 shares authorized; issued and outstanding – 35,969 and 35,664, respectively	3,597	3,566
Additional paid-in capital	532,417	528,842
Retained earnings	583,737	560,537
Accumulated other comprehensive loss	(17,075)	(13,860)
Total shareholders’ equity	1,102,676	1,079,085
Total liabilities and shareholders’ equity	$2,148,997	$2,274,755

See the accompanying notes to the unaudited condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2024	2023	2024	2023
Sales	$657,747	$719,695	$1,999,218	$2,147,622
Cost of sales	591,006	650,618	1,797,119	1,947,556
Gross profit	66,741	69,077	202,099	200,066
Selling, general and administrative expenses	36,636	35,509	111,990	111,379
Amortization of intangible assets	1,205	1,592	3,613	4,775
Restructuring charges and other costs	795	1,635	5,609	6,348
Income from operations	28,105	30,341	80,887	77,564
Interest expense	(6,569)	(8,475)	(20,747)	(23,183)
Interest income	2,811	1,343	7,329	4,223
Other (expense) income, net	(3,952)	2,384	(7,452)	280
Income before income taxes	20,395	25,593	60,017	58,884
Income tax expense	5,021	5,181	15,113	12,121
Net income	$15,374	$20,412	$44,904	$46,763
Earnings per share:
Basic	$0.43	$0.57	$1.25	$1.32
Diluted	$0.42	$0.57	$1.23	$1.30
Weighted-average number of shares outstanding:
Basic	36,051	35,647	35,970	35,535
Diluted	36,629	35,876	36,469	35,879

See the accompanying notes to the unaudited condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Net income	$15,374	$20,412	$44,904	$46,763
Other comprehensive income (loss):
Foreign currency translation adjustments	3,107	(1,891)	1,047	(786)
Unrealized (loss) gain on derivatives, net of tax	(3,813)	(621)	(4,504)	1,523
Other	133	(110)	242	322
Total other comprehensive (loss) income	(573)	(2,622)	(3,215)	1,059
Comprehensive income	$14,801	$17,790	$41,689	$47,822

See the accompanying notes to the unaudited condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(unaudited)

(in thousands)	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balances, December 31, 2023	35,664	$3,566	$528,842	$560,537	$(13,860)	$1,079,085
Net income	—	—	—	44,904	—	44,904
Other comprehensive loss	—	—	—	—	(3,215)	(3,215)
Dividends declared	—	—	—	(18,024)	—	(18,024)
Shares repurchased and retired	(127)	(13)	(1,408)	(3,680)	—	(5,101)
Stock-based compensation expense	—	—	10,740	—	—	10,740
Stock options exercised	23	2	480	—	—	482
Vesting of restricted stock units	612	61	(61)	—	—	—
Shares withheld for taxes	(203)	(19)	(6,176)	—	—	(6,195)
Balances, September 30, 2024	35,969	$3,597	$532,417	$583,737	$(17,075)	$1,102,676

Balances, June 30, 2024	36,077	$3,608	$529,836	$578,162	$(16,502)	$1,095,104
Net income	—	—	—	15,374	—	15,374
Other comprehensive loss	—	—	—	—	(573)	(573)
Dividends declared	—	—	—	(6,119)	—	(6,119)
Shares repurchased and retired	(127)	(13)	(1,408)	(3,680)	—	(5,101)
Stock-based compensation expense	—	—	4,379	—	—	4,379
Stock options exercised	—	—	12	—	—	12
Vesting of restricted stock units	26	2	(2)	—	—	—
Shares withheld for taxes	(7)	—	(400)	—	—	(400)
Balances, September 30, 2024	35,969	$3,597	$532,417	$583,737	$(17,075)	$1,102,676

(in thousands)	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balances, December 31, 2022	35,164	$3,516	$519,238	$519,895	$(16,233)	$1,026,416
Net income	—	—	—	46,763	—	46,763
Other comprehensive income	—	—	—	—	1,059	1,059
Dividends declared	—	—	—	(17,784)	—	(17,784)
Stock-based compensation expense	—	—	12,331	—	—	12,331
Stock options exercised	5	1	67	—	—	68
Vesting of restricted stock units	721	72	(72)	—	—	—
Shares withheld for taxes	(237)	(24)	(5,780)	—	—	(5,804)
Balances, September 30, 2023	35,653	$3,565	$525,784	$548,874	$(15,174)	$1,063,049

Balances, June 30, 2023	35,642	$3,564	$522,247	$534,470	$(12,552)	$1,047,729
Net income	—	—	—	20,412	—	20,412
Other comprehensive loss	—	—	—	—	(2,622)	(2,622)
Dividends declared	—	—	—	(6,008)	—	(6,008)
Stock-based compensation expense	—	—	3,674	—	—	3,674
Vesting of restricted stock units	16	2	(2)	—	—	—
Shares withheld for taxes	(5)	(1)	(135)	—	—	(136)
Balances, September 30, 2023	35,653	$3,565	$525,784	$548,874	$(15,174)	$1,063,049

See the accompanying notes to the unaudited condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
(in thousands)	2024	2023
Cash flows from operating activities:
Net income	$44,904	$46,763
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	26,897	25,443
Amortization	7,681	8,660
Stock-based compensation expense	10,740	12,331
Provision for doubtful accounts	671	1,321
Deferred income taxes	(5,119)	(4,465)
Asset impairments	—	1,075
Gain on the sale of property, plant and equipment	(7)	(335)
Changes in operating assets and liabilities:
Accounts receivable	76,479	12,937
Contract assets	(11,559)	(6,472)
Inventories	102,540	1,789
Prepaid expenses and other assets	(8,888)	(14,433)
Accounts payable	(16,107)	(24,420)
Advance payments from customers	(59,533)	(8,879)
Accrued liabilities	(28,127)	(14,201)
Operating leases	1,192	830
Income taxes	1,545	(730)
Net cash provided by operating activities	143,309	37,214
Cash flows from investing activities:
Additions to property, plant and equipment	(22,555)	(64,014)
Additions to capitalized purchased software	(1,666)	(2,699)
Proceeds from the disposal of property, plant and equipment	2,004	636
Other, net	(1,521)	(48)
Net cash used in investing activities	(23,738)	(66,125)
Cash flows from financing activities:
Borrowings under credit agreement	455,000	614,500
Principal payments on credit agreement	(507,461)	(506,961)
Dividends paid	(17,794)	(17,570)
Employee taxes paid with shares withheld	(6,195)	(5,804)
Proceeds from stock options exercised	482	68
Debt issuance costs	—	(216)
Principal payments on finance leases	(135)	(129)
Share repurchases	(5,101)	—
Net cash (used in) provided by financing activities	(81,204)	83,888
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,843	(1,647)
Net increase in cash, cash equivalents and restricted cash	41,210	53,330
Cash, cash equivalents and restricted cash at the beginning of the year	283,213	207,430
Cash, cash equivalents and restricted cash at the end of the period	$324,423	$260,760

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which requires public entities disclose information about their reportable segments’ oversight and significant expenses on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is required to adopt the guidance for its 2024 annual report filed on Form 10-K. The Company is currently evaluating the impact of these amendments on its disclosures. Upon adoption, this ASU is not expected to have a material impact to the Company’s financial statements or financial position.

The Company does not believe that any other recently issued accounting standards will have a material impact on its consolidated financial position, results of operations or cash flows, or will apply to its operations.

Note 3 – Inventories

Inventory costs are summarized as follows:

	September 30,	December 31,
(in thousands)	2024	2023
Raw materials	$555,722	$659,210
Work in process	22,068	22,088
Finished goods	4,111	2,503
Total inventories	$581,901	$683,801

Note 4 – Goodwill and Other Intangible Assets

Goodwill allocated to the Company’s reportable operating segments follows:

(in thousands)	Americas	Asia	Total
Goodwill as of September 30, 2024 and December 31, 2023	$154,014	$38,102	$192,116

A summary of the Company’s acquired identifiable intangible assets and capitalized purchased software costs follows:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$100,118	$(75,555)	$24,563
Capitalized purchased software costs	44,085	(30,351)	13,734
Technology licenses	15,500	(15,500)	—
Trade names and trademarks	7,800	—	7,800
Other	868	(422)	446
Total intangible assets as of September 30, 2024	$168,371	$(121,828)	$46,543

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$100,105	$(71,947)	$28,158
Capitalized purchased software costs	45,062	(30,463)	14,599
Technology licenses	15,500	(15,500)	—
Trade names and trademarks	7,800	—	7,800
Other	869	(404)	465
Total intangible assets as of December 31, 2023	$169,336	$(118,314)	$51,022

A summary of the components of amortization expense, as presented in the consolidated statements of cash flows, follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Amortization of intangible assets	$1,205	$1,592	$3,613	$4,775
Amortization of capitalized purchased software costs	1,225	1,163	3,679	3,517
Amortization of debt costs	130	130	389	368
Total amortization expense	$2,560	$2,885	$7,681	$8,660

A summary of the future amortization expense related to the Company’s intangible assets held as of September 30, 2024 for each of the next five years follows (in thousands):

Year ending December 31,	Amortization Expense
Remaining three months of 2024	$1,204
2025	4,817
2026	4,817
2027	4,817
2028	4,817
2029	4,219

Note 5 – Borrowing Facilities

Long-term debt consists of the following:

	September 30,	December 31,
(in thousands)	2024	2023
Revolving credit facility	$155,000	$205,000
Term loan	124,688	127,148
Less: Unamortized debt issuance costs	(1,157)	(1,546)
Total long-term debt, including current installments	$278,531	$330,602

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

As of September 30, 2024, a portion of the $124.7 million outstanding debt under the Credit Agreement is effectively at a fixed interest rate of 4.039% resulting from a $124.7 million notional interest rate swap contract, which is discussed in Note 14. A commitment fee of 0.20% to 0.30% per annum (based on the debt to EBITDA ratio) on the unused portion of the Revolving Credit Facility is payable quarterly in arrears.

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

The Credit Agreement contains certain financial covenants related to interest coverage and debt leverage, and certain customary affirmative and negative covenants, including restrictions on the Company’s ability to incur additional debt and liens, pay dividends, repurchase shares, sell assets and merge or consolidate with other persons. Amounts due under the Credit Agreement could be accelerated upon specified events of default, including a failure to pay amounts due, breach of a covenant, material inaccuracy of a representation, or occurrence of bankruptcy or insolvency, subject, in some cases, to cure periods. As of September 30, 2024, the Company was in compliance with all of these covenants and restrictions.

As of September 30, 2024, the Company had $124.7 million in borrowings outstanding under the Term Loan Facility, $155.0 million in borrowings outstanding under the Revolving Credit Facility, and $4.4 million in letters of credit outstanding under the Revolving Credit Facility. As of September 30, 2024, the Company had $390.6 million available for future borrowings under the Revolving Credit Facility subject to compliance with financial covenants as to interest coverage and debt leverage, in addition to other debt covenant restrictions.

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

The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Finance lease costs:
Amortization of right-of-use assets (included in depreciation expense)	$—	$—	$—	$48
Interest on lease liabilities	3	5	10	16
Operating lease costs	5,583	4,891	16,648	13,797
Short-term lease costs	138	183	566	473
Variable lease costs	979	442	1,453	1,334
Total lease costs	$6,703	$5,521	$18,677	$15,668

A summary of cash flow information related to leases follows:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$16,296	$13,196
Operating cash flows used for finance leases	10	16
Financing cash flows used for finance leases	135	129
Right-of-use assets obtained in exchange for new operating lease liabilities	4,145	39,849

A summary of other information about the Company's leases follows:

	September 30,	December 31,
(dollars in thousands)	2024	2023
Operating lease right-of-use assets	$122,117	$130,830
Finance lease liabilities, current (included in current installments of long-term debt)	$188	$181
Finance lease liabilities, noncurrent (included in long-term debt)	$32	$174
Operating lease liabilities, current (included in accrued liabilities)	$17,169	$15,486
Operating lease liabilities, noncurrent	$114,181	$123,385
Weighted average remaining lease term – finance leases	1.2 years	1.9 years
Weighted average remaining lease term – operating leases	9.0 years	9.7 years
Weighted average discount rate – finance leases	4.8%	4.8%
Weighted average discount rate – operating leases	4.6%	4.5%

A summary of the Company's future annual minimum lease payments as of September 30, 2024 follows (in thousands):

Year ending December 31,	Operating Leases	Finance Leases
Remaining three months of 2024	$5,741	$48
2025	22,071	178
2026	17,756	—
2027	16,098	—
2028	15,175	—
2029 and thereafter	84,668	—
Total minimum lease payments	161,509	226
Less: imputed interest	(30,159)	(6)
Total present value of lease liabilities	$131,350	$220

Note 7 – Common Stock and Stock-Based Awards

Dividends

For the three and nine months ended September 30, 2024, cash dividends paid totaled $6.0 million and $17.8 million, respectively. For the three and nine months ended September 30, 2023, cash dividends paid totaled $5.9 million and $17.6 million, respectively.

On September 9, 2024, the Company declared a quarterly cash dividend of $0.17 per share of the Company’s common stock to shareholders of record as of September 30, 2024. The dividend of $6.1 million was paid on October 11, 2024.

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

The Company repurchased 0.1 million shares during the three and nine months ended September 30, 2024 for an aggregate of $5.1 million, at an average price of $40.27 per share. As of September 30, 2024, the Company had $149.5 million remaining under share repurchase authorizations.

Stock-Based Compensation

Under the 2019 Omnibus Incentive Compensation Plan (as amended, the 2019 Plan), the Company, upon approval of the Compensation Committee of the Board of Directors, may grant stock options, restricted shares, restricted stock units (both time-based and performance-based) and certain other forms of equity awards, or any combination thereof, to any director, officer, employee or consultant (including any prospective director, officer, employee or consultant) of the Company. Stock options (which have not been awarded since 2015) are granted to employees with an exercise price equal to the market price of the Company’s common stock on the date of grant, generally vest over a four-year period from the date of grant and typically have a term of 10 years. Time-based restricted stock units granted to employees generally vest over a three-year or four-year period from the date of grant and are subject to continued employment with the Company. Performance-based restricted stock units generally vest over a three-year performance cycle, which includes the year of the grant, and are based upon the Company’s achievement of specified performance metrics. Awards under the 2019 Plan to non-employee directors have historically been in the form of restricted stock units, which vest annually starting on the grant date. As of September 30, 2024, the Company had 1.8 million common shares available for issuance under the 2019 Plan.

All share-based payments to employees of the Company, including grants of employee stock options (last awarded in 2015), are recognized in the consolidated financial statements based on their grant date fair values. The total compensation costs recognized for stock-based awards were $4.4 million and $10.7 million for the three and nine months ended September 30, 2024, respectively. The total compensation costs recognized for stock-based awards were $3.7 million and $12.3 million for the three and nine months ended September 30, 2023, respectively. The future tax benefit of these stock-based awards as of the grant date was $1.0 million and $2.5 million for the three and nine months ended September 30, 2024, respectively. The future tax benefit of these stock-based awards as of the grant date was $0.8 million and $2.8 million for the three and nine months ended September 30, 2023, respectively. The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option pricing model. The fair values of restricted stock units and performance-based restricted stock units are determined based on the closing market price of the Company’s common stock on the date of grant. For performance-based restricted stock units, compensation cost is calculated taking into consideration the probability that the underlying performance goals will be achieved, which is monitored by management throughout the requisite service period. When it becomes probable, based on management’s expectation of the Company’s performance during the measurement period, that more or less than the previous estimate of the awarded shares will vest, an adjustment to compensation cost is recognized as a change in accounting estimate in the period the change is determined.

As of September 30, 2024, the unrecognized compensation costs and remaining weighted-average amortization periods related to stock-based awards were as follows:

(in thousands)	Time- Based Restricted Stock Units	Performance- Based Restricted Stock Units(1)
Unrecognized compensation cost	$26,112	$5,419
Remaining weighted-average amortization period	2.2 years	2.0 years

(1) Based on the probable achievement of the performance goals identified in each award.

The total cash received by the Company as a result of stock option exercises for the nine months ended September 30, 2024 and 2023 was $0.5 million and $0.1 million, respectively. The actual tax benefit realized as a result of stock option exercises and the vesting of other share-based awards for the nine months ended September 30, 2024 and 2023 were $3.5 million and $2.6 million, respectively. For the nine months ended September 30, 2024 and 2023, the total intrinsic value of stock options exercised were $0.3 million and $0.1 million, respectively.

For performance-based restricted stock units granted during the nine months ended September 30, 2024 and 2023, the number of performance-based restricted stock units that will ultimately be earned will not be determined until the end of the respective performance periods, and may vary from as low as zero to as high as 2.5 times the target number depending on the level of achievement of certain performance goals. The level of achievement of these goals is based upon the financial results of the Company for the last full calendar year within the performance period. The performance goals consist of certain levels of achievement using the following financial metrics: revenue, operating income margin, and return on invested capital. If the performance goals are not met based on the Company’s financial results, the applicable performance-based restricted stock units will not vest and will be forfeited. Shares subject to forfeited performance-based restricted stock units will be available for re-issuance under the Company’s 2019 Plan.

The following table summarizes activities relating to the Company’s stock options:

(in thousands, except per share data and years)	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	37	$23.07
Exercised	(34)	23.07
Forfeited or expired	(2)	22.99
Outstanding and exercisable as of September 30, 2024	1	23.14	0.6	$9

The aggregate intrinsic value in the table above is before income taxes and is calculated as the difference between the exercise price of the underlying options and the Company’s closing stock price as of the last business day of the period ended September 30, 2024 for options that had exercise prices that were below the closing price.

The following table summarizes the activities related to the Company’s time-based restricted stock units:

(in thousands, except per share data)	Number of Units	Weighted- Average Grant Date Fair Value
Non-vested awards outstanding as of December 31, 2023	1,246	$25.43
Granted	612	30.99
Vested	(473)	25.60
Forfeited	(163)	26.66
Non-vested awards outstanding as of September 30, 2024	1,222	28.02

The following table summarizes the activities related to the Company’s performance-based restricted stock units:

(in thousands, except per share data)	Number of Units	Weighted- Average Grant Date Fair Value
Non-vested awards outstanding as of December 31, 2023	442	$26.12
Granted(1)	198	29.62
Vested	(139)	28.60
Forfeited	(103)	26.57
Non-vested awards outstanding as of September 30, 2024	398	26.84

(1) Represents target number of units that can vest based on the achievement of the performance goals.

Note 8 – Income Taxes

Income tax expense consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Current:
U.S. Federal	$(491)	$(1,085)	$(1,173)	$570
State and local	111	10	348	196
Foreign	7,499	7,676	21,057	15,820
Deferred	(2,098)	(1,420)	(5,119)	(4,465)
Total income tax expense	$5,021	$5,181	$15,113	$12,121

Income tax expense differs from the amount computed by applying the U.S. federal statutory income tax rate to income (loss) before income taxes primarily due to the mix of taxable income by taxing jurisdiction, the impact of tax incentives and tax holidays in foreign locations, state income taxes (net of federal benefit), the U.S. tax under the global intangible low-taxed income (GILTI) provisions, and the Global Minimum Tax (GMT) as defined under the Pillar Two directives of the Organization of Economic Co-operation and Development (OECD) for those international countries that have adopted the specific requirements of the Pillar Two directives. GILTI requires the Company to include in its U.S federal income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiaries tangible fixed assets. The taxable earnings can be offset by a limited deemed paid foreign tax credit with no carrybacks or carryforwards available. The Company accounts for the GILTI as a period cost and does not include it as a factor in the determination of deferred taxes. The GMT has been adopted by several international countries where the Company conducts its manufacturing operations. The adoption by these countries of the GMT requires that the Company's applicable foreign subsidiaries include in their income tax expense an additional “top-up” tax that achieves a corporate minimum effective tax rate of 15% if the overall adjusted effective tax rate is less than 15%. The Company has included in its income tax expense for the nine months ended September 30, 2024 an estimated amount of GMT for its foreign subsidiaries as required under the applicable GMT rules of the countries that have adopted the Pillar Two directives.

As of September 30, 2024, the Company has a total transition tax liability of $20.1 million. The Company intends to pay this liability over the remaining one-year payment period as prescribed by the U.S. Tax Reform and regulatory guidance issued by the Internal Revenue Service (IRS). As of September 30, 2024, the Company expects to pay the remaining liability of $20.1 million in 2025. The remaining balance of the transition tax liability is recorded in income tax payable on the condensed consolidated balance sheets.

As of December 31, 2023, the Company had approximately $477.2 million in cumulative undistributed foreign earnings of its foreign subsidiaries. These earnings are not subject to U.S. federal income tax if distributed to the Company. The Company changed its assertion during 2018 on its foreign subsidiaries earnings that are permanently reinvested. A certain amount of earnings from specific foreign subsidiaries are permanently reinvested, and certain foreign earnings from other specific foreign subsidiaries are considered to be non-permanently reinvested and are available for immediate distribution to the Company. Income taxes have been accrued on the non-permanently reinvested foreign earnings, including the 2017 transition tax, the U.S. tax on GILTI and any applicable foreign or local withholding taxes. The Company estimates that it has approximately $9.2 million of unrecognized deferred tax liabilities related to any remaining undistributed permanently reinvested foreign earnings that have not already been subject to the 2017 transition tax, the U.S. tax on GILTI, and any applicable foreign income tax or local withholding tax on cash distributions.

The Company has been granted certain tax incentives, including tax holidays, for its subsidiaries in Thailand, China and Malaysia that expire at various dates, unless extended or otherwise renegotiated and are subject to certain conditions with which the Company expects to comply. The tax incentives in Thailand will expire on December 31, 2030. The tax incentives in China expired on December 31, 2023 and the tax incentives in Malaysia expired on March 31, 2021. The Company applied for a continuation of the Malaysia tax holiday, which will extend the tax incentive period for five to ten years if approved. The Company applied for a China tax holiday in 2024 which will extend the tax incentive period by three years from 2024 to 2026 if approved. There is no guarantee of being awarded these tax incentives in the future. The net impact of these tax incentives was to lower foreign income tax expense for the nine months ended September 30, 2024 and 2023 by approximately $3.3 million (approximately $0.09 per diluted share) and $4.7 million (approximately $0.13 per diluted share), respectively.

A summary of the Company’s tax incentives follows:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Thailand	$3,321	$4,086
China	—	620
Total tax incentives	$3,321	$4,706

As of September 30, 2024, the total amount of the Company’s reserve for uncertain tax benefits, including interest and penalties, was $7.3 million. The reserve is classified as long-term based on the Company’s expectation of when the items will be settled. If the reserve for uncertain tax benefits was recognized, the effect would be $7.3 million. The Company records interest expense and penalties accrued in relation to uncertain income tax benefits as a component of current income tax expense on the condensed consolidated statements of income.

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

Disaggregation of Revenue

The following tables provide a summary of the Company’s revenue disaggregated by market sector and a reconciliation of the disaggregated revenue to the Company’s revenue by reportable operating segment:

	Three Months Ended September 30, 2024
(in thousands)	Americas	Asia	Europe	Total
Market sector:
Semi-Cap	$50,073	$106,231	$31,088	$187,392
Complex Industrials	35,779	87,722	27,413	150,914
Medical	54,679	40,644	11,811	107,134
A&D	89,589	1,596	10,844	102,029
AC&C	68,609	41,663	6	110,278
External revenue	298,729	277,856	81,162	657,747
Elimination of intersegment sales	7,804	12,065	2,355	22,224
Segment revenue	$306,533	$289,921	$83,517	$679,971

	Nine Months Ended September 30, 2024
(in thousands)	Americas	Asia	Europe	Total
Market sector:
Semi-Cap	$158,202	$273,388	$93,605	$525,195
Complex Industrials	101,100	251,209	81,340	433,649
Medical	172,556	125,822	35,034	333,412
A&D	270,714	13,398	32,591	316,703
AC&C	277,889	112,345	25	390,259
External revenue	980,461	776,162	242,595	1,999,218
Elimination of intersegment sales	41,542	29,245	7,274	78,061
Segment revenue	$1,022,003	$805,407	$249,869	$2,077,279

	Three Months Ended September 30, 2023
(in thousands)	Americas	Asia	Europe	Total
Market sector:
Semi-Cap	$65,920	$75,103	$24,231	$165,254
Complex Industrials	28,504	94,939	30,198	153,641
Medical	92,509	46,968	9,653	149,130
A&D	84,821	8,833	6,033	99,687
AC&C	113,425	38,558	—	151,983
External revenue	385,179	264,401	70,115	719,695
Elimination of intersegment sales	14,177	10,762	1,297	26,236
Segment revenue	$399,356	$275,163	$71,412	$745,931

	Nine Months Ended September 30, 2023
(in thousands)	Americas	Asia	Europe	Total
Market sector:
Semi-Cap	$189,939	$216,522	$71,369	$477,830
Complex Industrials	96,390	270,369	97,245	464,004
Medical	251,001	146,136	33,978	431,115
A&D	215,185	25,655	18,426	259,266
AC&C	381,016	134,335	56	515,407
External revenue	1,133,531	793,017	221,074	2,147,622
Elimination of intersegment sales	67,252	37,039	2,783	107,074
Segment revenue	$1,200,783	$830,056	$223,857	$2,254,696

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, contract assets and advance payments from customers. During the nine months ended September 30, 2024 and 2023, 86.7% and 89.0%, respectively, of the Company’s revenue was recognized as products and services that were transferred over time.

Contract assets primarily relate to the Company’s right to consideration for work completed but not billed to the customer as of period end. Contract asset balances are transferred to trade accounts receivable when the rights become unconditional.

A summary of activity related to the Company’s contract assets follows:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Balance as of the beginning of the year	$174,979	$183,613
Revenue recognized	1,734,408	1,911,958
Amounts collected or invoiced	(1,722,849)	(1,905,486)
Balance as of the end of the period	$186,538	$190,085

As of September 30, 2024 and December 31, 2023, the Company had $145.4 million and $204.9 million, respectively, in advance payments from customers. Of those amounts, $134.7 million and $191.6 million, respectively, were customer deposits and prepayments of inventory and $10.7 million and $13.3 million, respectively, were related to the contractual timing of payments. The advance payments are not considered a significant financing component because they are used to meet working capital demands of a contract, offset inventory risks and protect the Company from the failure of other parties to fulfill obligations under a contract.

Note 10 – Accounts Receivable Sale Programs

As of September 30, 2024, in connection with trade accounts receivable sale programs with unaffiliated financial institutions, the Company may elect to sell, at a discount, on an ongoing basis, up to a maximum of $200.0 million of specific accounts receivable at any one time.

During the three months ended September 30, 2024 and 2023, the Company sold $154.6 million and $123.3 million, respectively, of accounts receivable under these programs, and in exchange, the Company received cash proceeds of $153.6 million and $122.4 million, respectively, net of the discount. During the nine months ended September 30, 2024 and 2023, the Company sold $448.2 million and $415.4 million, respectively, of accounts receivable under these programs, and in exchange, the Company received cash proceeds of $445.0 million and $412.1 million, respectively, net of the discount. The Company recognizes the loss on sale resulting from the discount in other expense, net in its consolidated statements of income.

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

During the nine months ended September 30, 2024, the Company recognized $5.6 million of restructuring charges, which primarily related to capacity and workforce reductions at its sites in the Americas.

The Company recognized $5.2 million of restructuring charges during the nine months ended September 30, 2023 primarily related to the previously announced closure of our site in Moorpark, California in the Americas, and other smaller activities involving capacity reductions and reductions in workforce in certain facilities across various regions. Moorpark, California operations ceased as of March 31, 2023 with restructuring activity substantially completed by the end of 2023. Accrued restructuring costs are included in accrued liabilities on the consolidated balance sheet.

The components of restructuring charges were as follows:

	Nine Months Ended September 30, 2024
(in thousands)	Americas	Asia	Europe	Total
Severance costs	$4,089	$371	$—	$4,460
Lease facility costs	—	(9)	—	(9)
Other exit costs	1,158	—	—	1,158
Total restructuring charges	$5,247	$362	$—	$5,609

The changes in the Company’s accrued restructuring costs were as follows:

(in thousands)	Balances as of December 31, 2023	Restructuring Charges	Cash Payments	Non-Cash Activity	Balances as of September 30, 2024
Severance	$35	$4,460	$(4,196)	$—	$299
Lease facility costs	9	(9)	—	—	—
Other exit costs	81	1,158	(1,239)	—	—
Total accrued restructuring costs	$125	$5,609	$(5,435)	$—	$299

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

The following table sets forth the calculation of the Company’s basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2024	2023	2024	2023
Net income	$15,374	$20,412	$44,904	$46,763

Denominator for basic earnings per share	36,051	35,647	35,970	35,535
Incremental common shares attributable to outstanding restricted stock units	578	4	496	5
Incremental common shares attributable to exercise of dilutive options	—	225	3	339
Denominator for diluted earnings per share	36,629	35,876	36,469	35,879

Earnings per share:
Basic	$0.43	$0.57	$1.25	$1.32
Diluted	$0.42	$0.57	$1.23	$1.30

Restricted stock units totaling less than 0.1 million common shares for both the three and nine months ended September 30, 2024 were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive. Restricted stock units totaling less than 0.1 million and 0.2 million common shares for the three and nine months ended September 30, 2023, respectively, were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

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

The fair value of the Company’s derivative instruments follows:

		September 30,	December 31,
(in thousands)	Balance Sheet Location	2024	2023
Derivatives designated as hedging instruments:
Forward currency exchange contracts	Other long-term assets (liabilities)	$(2,597)	$2,664
Interest rate swap agreement	Other long-term assets (liabilities)	(3,212)	(2,458)

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

During the three and nine months ended September 30, 2024, the Company recorded an unrealized loss of $1.5 million ($1.2 million net of tax) and an unrealized loss of $5.3 million ($3.9 million net of tax), respectively, on its forward currency exchange contracts in other comprehensive income (loss) and transferred unrealized losses of $0.2 million and unrealized gains of $1.8 million, respectively, to cost of sales.

During the three and nine months ended September 30, 2023, the Company recorded an unrealized gain of $2.3 million ($1.7 million net of tax) and an unrealized gain of $1.0 million ($0.8 million net of tax), respectively, on its forward currency exchange contracts in other comprehensive income (loss) and transferred unrealized gains of $1.2 million and $2.5 million, respectively, to cost of sales.

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

The Company entered into an interest rate swap agreement on July 20, 2023 and the fixed interest rate for the contract is 4.039%. As of September 30, 2024, the notional amount of this interest rate swap was $124.7 million. The Company’s previous interest rate swap agreement matured on July 20, 2023.

During the three and nine months ended September 30, 2024, the Company recorded an unrealized loss of $3.5 million ($2.6 million net of tax) and an unrealized loss of $0.8 million ($0.6 million net of tax), respectively, on the interest rate swap in other comprehensive income (loss).

During the three and nine months ended September 30, 2023, the Company recorded an unrealized loss of $1.5 million ($1.1 million net of tax) and an unrealized loss of $1.0 million ($0.7 million net of tax), respectively, on the interest rate swap in other comprehensive income (loss).

Note 15 – Accumulated Other Comprehensive Loss

A summary of the changes in accumulated other comprehensive loss follows:

	Three Months Ended September 30,
	2024				2023
(in thousands)	Foreign Currency Translation Adjustments	Derivative Instruments, Net of Tax	Other	Total	Foreign Currency Translation Adjustments	Derivative Instruments, Net of Tax	Other	Total
Beginning balance	$(14,973)	$(531)	$(998)	$(16,502)	$(14,772)	$2,932	$(712)	$(12,552)
Other comprehensive gain (loss) before reclassifications	3,107	(4,053)	133	(813)	(1,891)	560	(110)	(1,441)
Amounts reclassified from accumulated other comprehensive loss	—	240	—	240	—	(1,181)	—	(1,181)
Total other comprehensive income (loss)	3,107	(3,813)	133	(573)	(1,891)	(621)	(110)	(2,622)
Ending balance	$(11,866)	$(4,344)	$(865)	$(17,075)	$(16,663)	$2,311	$(822)	$(15,174)

	Nine Months Ended September 30,
	2024				2023
(in thousands)	Foreign Currency Translation Adjustments	Derivative Instruments, Net of Tax	Other	Total	Foreign Currency Translation Adjustments	Derivative Instruments, Net of Tax	Other	Total
Beginning balance	$(12,913)	$160	$(1,107)	$(13,860)	$(15,877)	$788	$(1,144)	$(16,233)
Other comprehensive gain (loss) before reclassifications	1,047	(2,669)	242	(1,380)	(786)	3,999	322	3,535
Amounts reclassified from accumulated other comprehensive loss	—	(1,835)	—	(1,835)	—	(2,476)	—	(2,476)
Total other comprehensive income (loss)	1,047	(4,504)	242	(3,215)	(786)	1,523	322	1,059
Ending balance	$(11,866)	$(4,344)	$(865)	$(17,075)	$(16,663)	$2,311	$(822)	$(15,174)

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

Information about the Company’s operating segments follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Sales:
Americas	$306,533	$399,356	$1,022,003	$1,200,783
Asia	289,921	275,163	805,407	830,056
Europe	83,517	71,412	249,869	223,857
Elimination of intersegment sales	(22,224)	(26,236)	(78,061)	(107,074)
Total sales	$657,747	$719,695	$1,999,218	$2,147,622
Depreciation and amortization:
Americas	$5,261	$5,302	$15,940	$15,564
Asia	2,570	2,496	7,607	7,232
Europe	931	806	2,674	2,394
Corporate	2,790	2,950	8,357	8,913
Total depreciation and amortization	$11,552	$11,554	$34,578	$34,103
Income from operations:
Americas	$6,238	$18,278	$31,401	$45,524
Asia	37,349	37,526	103,255	91,908
Europe	6,723	3,945	20,128	13,991
Corporate and intersegment eliminations	(22,205)	(29,408)	(73,897)	(73,859)
Total income from operations	28,105	30,341	80,887	77,564
Interest expense	(6,569)	(8,475)	(20,747)	(23,183)
Interest income	2,811	1,343	7,329	4,223
Other (expense) income, net	(3,952)	2,384	(7,452)	280
Income before income taxes	$20,395	$25,593	$60,017	$58,884

Capital expenditures:
Americas	$5,289	$6,762	$10,905	$35,351
Asia	3,961	10,529	8,831	21,153
Europe	926	1,118	2,987	3,911
Corporate	(362)	1,255	1,498	6,298
Total capital expenditures	$9,814	$19,664	$24,221	$66,713

	September 30,	December 31,
(in thousands)	2024	2023
Assets:
Americas	$893,473	$1,064,047
Asia	809,983	769,744
Europe	224,406	222,591
Corporate	221,135	218,373
Total assets	$2,148,997	$2,274,755

Geographic sales information about the Company’s sales is determined based on the destination of the product shipped. Long-lived assets information is determined based on the physical location of the Company’s assets and includes property, plant and equipment, net, operating lease right-of-use assets and other long-term assets, net.

A summary of the Company’s geographic sales and long-lived assets follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Geographic sales:
United States	$353,335	$436,842	$1,137,474	$1,308,935
Singapore	125,843	96,563	332,151	294,453
Other Asia	59,740	56,689	164,516	158,580
Europe	101,457	99,125	302,757	304,910
Other	17,372	30,476	62,320	80,744
Total sales	$657,747	$719,695	$1,999,218	$2,147,622

	September 30,	December 31,
(in thousands)	2024	2023
Long-lived assets:
United States	$223,305	$231,740
Asia	83,146	79,203
Europe	42,280	42,934
Other	65,870	66,072
Total long-lived assets	$414,601	$419,949

Note 17 –Supplemental Cash Flow and Non-Cash Information

The following table includes supplemental cash flow disclosures:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Supplemental cash flow information:
Income taxes paid, net	$11,025	$9,995	$38,807	$33,323
Interest paid	6,500	9,392	21,806	22,437
Non-cash investing activities:
Unpaid purchases of property, plant and equipment at the end of the period			3,088	17,477
Unpaid purchases of capitalized purchased software costs at the end of the period			1,320	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The financial information and the discussion below should be read in conjunction with other information, including the unaudited condensed consolidated financial statements and Notes thereto in Part I, Item 1 of this quarterly report on Form 10-Q for the quarterly period ended September 30, 2024 (this Report), the consolidated financial statements appearing in the Company’s annual report on Form 10-K for the year ended December 31, 2023 (the 2023 10-K), and Part I, Item 1A, Risk Factors of the 2023 10-K. In this Report, references to Benchmark, the Company or use of the words “we,” “our” and “us” include Benchmark’s subsidiaries unless otherwise noted.

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts and may include words such as “anticipate,” “believe,” “intend,” “plan,” “project,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” “will,” “could,” “predict,” and similar expressions of the negative or other variations thereof. In particular, statements, express or implied, concerning the Company’s outlook and guidance for quarterly periods or fiscal year 2024 results, future operating results or margins, the ability to generate sales and income or cash flow, expected revenue mix, the Company’s business strategy and strategic initiatives, the Company’s repurchases of shares of its common stock, the Company’s expectations regarding restructuring charges, stock-based compensation expense, amortization of intangibles, award of any tax incentives and capital expenditures, and the Company’s intentions concerning the payment of dividends, among others, are forward-looking statements. Although the Company believes these statements are based on and derived from reasonable assumptions, they involve risks, uncertainties and assumptions, that are beyond the Company’s ability to control or predict, relating to operations, markets and the business environment generally, including those discussed under Part I, Item 1A of the 2023 10-K and in any of the Company’s subsequent reports filed with the Securities and Exchange Commission (the SEC). Events relating to the possibility of customer demand fluctuations, supply chain constraints, continuing inflationary pressures, the effects of foreign currency fluctuations and high interest rates, geopolitical uncertainties including continuing hostilities and tensions, trade restrictions and sanctions, the ability to utilize the Company’s manufacturing facilities at sufficient levels to cover its fixed operating costs, or write-downs or write-offs of obsolete or unsold inventory, may have resulting impacts on the Company’s business, financial condition, results of operations, and the Company’s ability (or inability) to execute on its plans. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes, including the future results of the Company’s operations, may vary materially from those indicated. Undue reliance should not be placed on any forward-looking statements. Forward-looking statements are not guarantees of performance. All forward-looking statements included in this document are based upon information available to the Company as of the date of this document, and the Company assumes no obligation to update.

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

•
Technology Solutions, which involve developing a library of building blocks or reference designs primarily in defense solutions, surveillance systems, millimeter wave radio frequency (RF) subsystems, and front-end managed connected data collection systems. We often partner with our customers to merge these solutions utilizing our engineering services to provide turnkey product development from requirements through the launch to volume production into our factories. Our building blocks can be utilized across a variety of industries, but we have significant focus and capabilities in the A&D, medical, AC&C, and the complex industrials markets. We have also developed differentiated capabilities in RF. The need to improve size, weight, and power to accommodate high frequency electronics communications is important to customers in the A&D, medical, and AC&C markets.

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

Third Quarter of 2024 Highlights

Sales for the three months ended September 30, 2024 were $657.7 million, a 9% decrease from sales of $719.7 million during the three months ended September 30, 2023. During the third quarter of 2024, sales to customers in our various industry sectors varied from the third quarter of 2023 as follows:

• Semi-Cap increased by 13%,

• Complex Industrials decreased by 2%,

• Medical decreased by 28%,

• A&D increased by 2%, and

• AC&C decreased by 27%

The overall revenue decrease was primarily due to lower Medical and AC&C revenue, due to general end demand softness. This was partially offset by an increase in Semi-Cap revenue, due to improving demand and new customer wins. See “Results of Operations — Sales” discussion below.

Our sales depend on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, the availability of electronic component supply, or the failure of a major customer to pay for components or services have adversely affected us by not allowing us to fulfill our total customer demand. A substantial percentage of our sales are made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. Sales to our ten largest customers represented 52% of our total sales during both the nine months ended September 30, 2024 and 2023, respectively. After a period of unprecedented global labor and supply disruptions, we have seen a general easing of certain material constraints across commodity categories, with the exception of older technologies where semiconductor original equipment manufacturers are not adding incremental capacity. The lack of capacity regarding these older technologies could constrain our ability to produce the full demand forecasts we are receiving from customers needing those parts. We have experienced a significant reduction of non-cancellable and non-returnable business terms from our suppliers as lead times have improved significantly from previous highs.

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

We have undertaken initiatives to restructure our business operations with the intention of improving utilization and reducing costs. During the nine months ended September 30, 2024, we recognized $5.6 million of restructuring charges and other costs due to capacity and workforce reductions primarily at our sites in the Americas. See “Results of Operations — Restructuring Charges and Other Costs”.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	89.9	90.4	89.9	90.7
Gross profit	10.1	9.6	10.1	9.3
Selling, general and administrative expenses	5.5	4.9	5.6	5.2
Amortization of intangible assets	0.2	0.2	0.2	0.2
Restructuring charges and other costs	0.1	0.2	0.3	0.3
Income from operations	4.3	4.2	4.0	3.6
Other expense, net	(1.2)	(0.7)	(1.0)	(0.9)
Income before income taxes	3.1	3.6	3.0	2.7
Income tax expense	0.8	0.7	0.8	0.6
Net income	2.3%	2.8%	2.2%	2.2%

Sales

As noted above, sales for the third quarter of 2024 decreased 9% from the third quarter of 2023.

Sales are analyzed by management by market sector and by geographic segment, which reflect our reportable segments. Our global business development strategy is based on our targeted market sectors. Management measures operational performance and allocates resources on a geographic segment basis.

Sales by market sector were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Semi-Cap	$187,392	$165,254	$525,195	$477,830
Complex Industrials	150,914	153,641	433,649	464,004
Medical	107,134	149,130	333,412	431,115
A&D	102,029	99,687	316,703	259,266
AC&C	110,278	151,983	390,259	515,407
Total net sales	$657,747	$719,695	$1,999,218	$2,147,622

Semi-Conductor Capital Equipment. Third quarter of 2024 sales increased 13% to $187.4 million from $165.3 million in the third quarter of 2023. Sales during the first nine months of 2024 increased 10% to $525.2 million from $477.8 million in the same period of 2023. The increases were primarily due to share gains and new customer wins.

Complex Industrials. Third quarter of 2024 sales decreased 2% to $150.9 million from $153.6 million in the third quarter of 2023. Sales during the first nine months of 2024 decreased 7% to $433.6 million from $464.0 million in the same period of 2023. The decreases were primarily due to reduced demand from certain existing customers partially offset by new program ramps.

Medical. Third quarter of 2024 sales decreased 28% to $107.1 million from $149.1 million in the third quarter of 2023. Sales during the first nine months of 2024 decreased 23% to $333.4 million from $431.1 million in the same period of 2023. The decreases were primarily due to inventory re-balancing and end-demand weakness impacting medical devices.

Aerospace and Defense. Third quarter of 2024 sales increased 2% to $102.0 million from $99.7 million in the third quarter of 2023. Sales during the first nine months of 2024 increased 22% to $316.7 million from $259.3 million in the same period of 2023. The increases were primarily due to increased demand from existing programs and incremental support from new program ramps.

Advanced Computing and Communications. Third quarter of 2024 sales decreased 27% to $110.3 million from $152.0 million in the third quarter of 2023. Sales during the first nine months of 2024 decreased 24% to $390.3 million from $515.4 million in the same period of 2023. The decreases were primarily due to softness in demand coupled with the completion of several programs during the periods.

Our international operations are subject to the risks of doing business abroad. See Part I, Item 1A of our 2023 10-K for factors pertaining to our international sales, fluctuations in foreign currency exchange rates and a discussion of potential adverse effects in operating results associated with the risks of doing business abroad. During the three months ended September 30, 2024 and 2023, 65% and 60%, respectively, of our sales were from international operations. During the nine months ended September 30, 2024 and 2023, 62% and 59%, respectively, of our sales were from international operations.

Sales by geographic segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Sales:
Americas	$306,533	$399,356	$1,022,003	$1,200,783
Asia	289,921	275,163	805,407	830,056
Europe	83,517	71,412	249,869	223,857
Elimination of intersegment sales	(22,224)	(26,236)	(78,061)	(107,074)
Total sales	$657,747	$719,695	$1,999,218	$2,147,622

Americas. Third quarter of 2024 sales decreased 23% to $306.5 million from $399.4 million in the third quarter of 2023. Sales during the first nine months of 2024 decreased 15% to $1,022.0 million from $1,200.8 million in the same period of 2023. The decreases were primarily due to softness in the semi-cap, medical and AC&C sectors partially offset by increased demand in the complex industrials sector.

Asia. Third quarter of 2024 sales increased 5% to $289.9 million from $275.2 million in the third quarter of 2023. The increases was primarily due to an increase in existing customer demand in the semi-cap sector partially offset by decreased demand in the complex industrials and medical sectors. Sales during the first nine months of 2024 decreased 3% to $805.4 million from $830.1 million in the same period of 2023. The decrease was primarily due to a decrease in existing customer demand in complex industrials, medical, A&D and AC&C sectors partially offset by increased demand in the semi-cap sector.

Europe. Third quarter of 2024 sales increased 17% to $83.5 million from $71.4 million in the third quarter of 2023. Sales during the first nine months of 2024 increased 12% to $249.9 million from $223.9 million in the same period of 2023. The increases were primarily due to higher demand in the semi-cap and A&D sectors partially offset by a decrease in the complex industrials sector.

Gross Profit

Gross profit decreased 3% to $66.7 million in the third quarter of 2024 from $69.1 million in the third quarter of 2023. The decrease was primarily due to lower sales. Gross profit increased 1% to $202.1 million in the first nine months of 2024 from $200.1 million in the same period of 2023. The increase was primarily due to improved operational efficiencies and the proactive reduction actions taken by our manufacturing sites. Gross profit margin increased to 10.1% in the third quarter of 2024 from 9.6% in the third quarter of 2023. Gross profit margin increased to 10.1% in the first nine months of 2024 from 9.3% in the first nine months of 2023. The increases were primarily due to improved operational efficiencies and the proactive cost reduction actions taken by our manufacturing sites.

Income from Operations

Third quarter of 2024 income from operations decreased 7% to $28.1 million from $30.3 million in the third quarter of 2023. The decrease was primarily due to lower sales. During the first nine months of 2024 income from operations increased 4% to $80.9 million from $77.6 million in the first nine months of 2023. The increase was primarily due to improved gross profit margin and cost reduction actions.

Income from operations by reportable segment was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Income from operations:
Americas	$6,238	$18,278	$31,401	$45,524
Asia	37,349	37,526	103,255	91,908
Europe	6,723	3,945	20,128	13,991
Corporate and intersegment eliminations	(22,205)	(29,408)	(73,897)	(73,859)
Total income from operations	$28,105	$30,341	$80,887	$77,564

Americas. Third quarter of 2024 income from operations decreased 66% to $6.2 million from $18.3 million in the third quarter of 2023. Income from operations during the first nine months of 2024 decreased 31% to $31.4 million from $45.5 million in the same period of 2023. The decreases were primarily due to lower revenue partially offset by cost control.

Asia. Third quarter of 2024 income from operations decreased to $37.3 million from $37.5 million in the third quarter of 2023. The decrease was primarily due to lower margin mix on program sales. Income from operations during the first nine months of 2024 increased 12% to $103.3 million from $91.9 million in the same period of 2023. The increase was primarily due to cost control partially offset by lower revenue.

Europe. Third quarter of 2024 income from operations increased 70% to $6.7 million from $3.9 million in the third quarter of 2023. Income from operations during the first nine months of 2024 increased 44% to $20.1 million from $14.0 million in the same period of 2023. The increases were primarily due to higher revenue and cost control.

Selling, General and Administrative Expenses

SG&A expenses increased to $36.6 million in the third quarter of 2024 from $35.5 million in the third quarter of 2023. SG&A increased to $112.0 million in the first nine months of 2024 from $111.4 million in the same period of 2023. The increases were primarily due to higher legal and salary costs.

Amortization of Intangible Assets

Amortization of intangible assets was $1.2 million in the third quarter of 2024 and $1.6 million in the third quarter of 2023. Amortization of intangible assets was $3.6 million in the first nine months of 2024 and $4.8 million in the same period of 2023. The decreases were primarily due to certain intangible assets becoming fully amortized in 2023.

Restructuring Charges and Other Costs

During the three and nine months ended September 30, 2024, we recognized $0.8 million and $5.6 million, respectively, of restructuring charges and other costs primarily due to capacity and workforce reductions at our sites in the Americas.

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

Interest Expense

Interest expense decreased to $6.6 million in the third quarter of 2024 from $8.5 million in the third quarter of 2023. Interest expense decreased to $20.7 million in the first nine months of 2024 from $23.2 million in the same period of 2023. The decreases were primarily due to decreased borrowings partially offset by a higher interest rate environment.

Interest Income

Interest income increased to $2.8 million in the third quarter of 2024 from $1.3 million in the third quarter of 2023. Interest income increased to $7.3 million in the first nine months of 2024 from $4.2 million in the same period of 2023. The increases were primarily due to higher interest rates and higher cash balances.

Other (Expense) Income, Net

Other (expense) income, net was an expense of $4.0 million in the third quarter of 2024 compared to income of $2.4 million in the third quarter of 2023. Other (expense) income, net was an expense of $7.5 million in the first nine months of 2024 compared to an income of $0.3 million in the same period of 2023. The changes were primarily due to higher foreign currency exchange losses.

Income Tax Expense

Income tax expense of $5.0 million represented a 24.6% effective tax rate for the third quarter of 2024, compared with $5.2 million in the third quarter of 2023, representing an effective tax rate of 20.2%. Income tax expense of $15.1 million represented a 25.2% effective tax rate for the first nine months of 2024, compared with $12.1 million in the same period of 2023, representing an effective tax rate of 20.6%. The increase in 2024 is due to the expiration of tax incentives in China, the impact of the global intangible low-taxed income (GILTI) tax in the United States, and the implementation of the Global Minimum Tax (GMT) in some of our foreign jurisdictions beginning in 2024.

The Company has been granted certain tax incentives, including tax holidays, for its subsidiaries in Thailand, China and Malaysia that expire at various dates, unless extended or otherwise renegotiated, and are subject to certain conditions with which the Company expects to comply. The tax incentives in Thailand will expire on December 31, 2030. The tax incentives in China expired on December 31, 2023 and the tax incentives in Malaysia expired on March 31, 2021. The Company applied for a continuation of the Malaysia tax incentives, which will extend the tax incentive period for five to ten years if approved. The Company has also applied for a three year China tax incentive in 2024 that will provide tax incentives for three years from 2024 to 2026 if approved. There is no guarantee of being awarded these tax incentives in the future. See Note 8 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Report.

Net Income

We reported net income of $15.4 million, or $0.42 per diluted share, for the third quarter of 2024, compared with net income of $20.4 million, or $0.57 per diluted share, for the third quarter of 2023. We reported net income of $44.9 million, or $1.23 per diluted share, for the first nine months of 2024, compared with net income of $46.8 million, or $1.30 per diluted share, for the first nine months of 2023. The increases were primarily due to the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our organic growth and operations through funds generated from operations and occasional borrowings under our Credit Agreement (as defined below). Cash, cash equivalents and restricted cash totaled $324.4 million as of September 30, 2024, which included $318.6 million held outside the United States in various foreign subsidiaries.

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

Cash Flows

Cash provided from operating activities was $143.3 million during the first nine months of 2024 and primarily consisted of $44.9 million of net income, adjusted for $34.6 million of depreciation and amortization, $10.7 million of stock-based compensation expense, a $76.5 million decrease in accounts receivable and a $102.5 million decrease in inventories, partially offset by a $59.5 million decrease in advance payments from customers, a $28.1 million decrease in accrued liabilities and a $16.1 million decrease in accounts payable. Working capital was $0.9 billion as of September 30, 2024.

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

Cash used in investing activities was $23.7 million during the first nine months of 2024 primarily due to capital expenditures for property, plant and equipment of $22.6 million and purchased software of $1.7 million. The purchases of property, plant and equipment were primarily for leasehold improvements and machinery and equipment in the Americas and Asia.

Cash used in financing activities was $81.2 million during the first nine months of 2024. Borrowings under the Credit Agreement were $455.0 million and principal payments under the Credit Agreement were $507.5 million. In addition, we paid $17.8 million of dividends, $6.2 million for employee taxes paid to settle stock-based awards exercised and $5.1 million of stock repurchases during the first nine months of 2024.

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

As of September 30, 2024, we had $124.7 million in borrowings outstanding under the term loan facility and $155.0 million outstanding under our revolving credit facility and $4.4 million in letters of credit outstanding under our revolving credit facility. See Note 5 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Report for more information regarding the terms of our Credit Agreement.

The Credit Agreement contains certain financial covenants related to interest coverage and debt leverage, and certain customary affirmative and negative covenants, including restrictions on our ability to incur additional debt and liens, pay dividends, repurchase shares, sell assets and merge or consolidate with other persons. Amounts due under the Credit Agreement could be accelerated upon specified events of default, including a failure to pay amounts due, breach of a covenant, material inaccuracy of a representation, or occurrence of bankruptcy or insolvency, subject, in some cases, to cure periods. As of September 30, 2024, we were in compliance with all of these covenants and restrictions.

As of September 30, 2024, we had $390.6 million available for borrowings under the Credit Agreement, subject to compliance with financial covenants as to interest coverage and debt leverage, in addition to other debt covenant restrictions. During the next 12 months, we believe our capital expenditures will approximate $60 million to $70 million, principally for machinery and equipment to help increase our production capacity to support anticipated revenue growth and our ongoing business around the globe.

Dividends

During the nine months ended September 30, 2024 and 2023, cash dividends paid totaled $17.8 million and $17.6 million, respectively. On September 9, 2024, the Company declared a quarterly cash dividend of $0.17 per share of the Company’s common stock to shareholders of record as of September 30, 2024. The dividend of $6.1 million was paid on October 11, 2024.

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

The Company repurchased 0.1 million shares for an aggregate of $5.1 million at an average price of $40.27 per share during the three and nine months ended September 30, 2024 . As of September 30, 2024, the Company had $149.5 million remaining under share repurchase authorizations.

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

We transact business in various foreign countries and are subject to foreign currency fluctuation risks. We use natural hedging and forward contracts to economically hedge transactional exposure primarily associated with trade accounts receivable, other receivables and trade accounts payable that are denominated in a currency other than the functional currency of the respective operating entity. We do not use derivative financial instruments for speculative purposes. Certain forward currency exchange contracts in place as of September 30, 2024 have not been designated as accounting hedges and, therefore, changes in fair value are recorded within our unaudited condensed consolidated statements of income in Part I, Item 1 of this Report.

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

We are also exposed to interest rate risk on borrowings under our Credit Agreement. As of September 30, 2024, we had $124.7 million outstanding on the floating rate term loan facility, and we have an interest rate swap agreement with a notional amount of $124.7 million and a fixed interest rate of 4.039%. Under this swap agreement, we receive variable rate interest rate payments and pay fixed rate interest payments. The effect of this swap is to convert our floating rate interest expense to fixed interest rate expense. The interest rate swap is designated as a cash flow hedge.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information for the three months ended September 30, 2024 about the Company’s repurchases of its equity securities registered pursuant to Section 12 of the Exchange Act:

(d)
			(c)	Maximum
			Total	Number (or
			Number of	Approximate
			Shares (or Units)	Dollar Value) of
	(a)		Purchased as	Shares (or Units)
	Total	(b)	Part of Publicly	that May Yet Be
	Number of	Average Price	Announced	Purchased Under
	Shares (or Units)	Paid per Share	Plans or	the Plans or
(amounts in millions, except per share data)	Purchased	(or Unit)	Programs	Programs (1)
July 1 to 31, 2024	—	$—	—	$154.6
August 1 to 31, 2024	6,629	39.87	6,629	154.4
September 1 to 30, 2024	119,919	40.29	119,919	149.5
Total	126,548	40.27	126,548	149.5

(1) On December 7, 2015, the Board of Directors approved a share repurchase authorization granting the Company authority to repurchase up to $100 million in common stock. On March 6, 2018, October 26, 2018 and February 19, 2020, the Board of Directors authorized the repurchase of an additional $250 million, $100 million and $150 million of the Company’s common stock, respectively. Stock purchases may be made in the open market, in privately negotiated transactions or block transactions, at the discretion of the Company’s management and as market conditions warrant. Purchases are funded from available cash and may be commenced, suspended or discontinued at any time without prior notice. Shares of stock repurchased under the program are retired. The Company repurchased 0.1 million shares for an aggregate of $5.1 million at an average price of $40.27 per share during the three and nine months ended September 30, 2024. As of September 30, 2024, the Company had $149.5 million remaining under share repurchase authorizations.

Item 5. Other Information

Rule 10b5-1 Plan Adoptions and Modifications

On August 6, 2024, Jeffrey W. Benck, President and Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for the potential sale of up to 36,000 shares of our common stock, subject to certain conditions, that will not occur before November 5, 2024. The arrangement’s expiration date is November 12, 2025.

On August 13, 2024, Stephen J. Beaver, Senior Vice President, General Counsel & Chief Legal Officer, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for the potential sale of up to 5,000 shares of our common stock, subject to certain conditions, that will not occur before November 12, 2024. The arrangement’s expiration date is November 12, 2025.

On August 20, 2024, Rhonda R. Buseman, Senior Vice President, Chief Human Resources Officer, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for the potential sale of up to 6,000 shares of our common stock, subject to certain conditions, that will not occur before November 19, 2024. The arrangement’s expiration date is August 19, 2025.

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

10.1	Description of Compensation Terms with Chief Financial Officer, effective as of October 8, 2024, by and between Benchmark Electronics, Inc. and Bryan Schumaker

31.1 (1)	Section 302 Certification of Chief Executive Officer

31.2 (1)	Section 302 Certification of Chief Financial Officer

32.1 (2)	Section 1350 Certification of Chief Executive Officer

32.2 (2)	Section 1350 Certification of Chief Financial Officer

101.INS (1)	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH (1)	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104 (1)

Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101)

(1) Filed herewith

(2) Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on October 31, 2024.

BENCHMARK ELECTRONICS, INC.

(Registrant)

By:	/s/ Jeffrey W. Benck
Jeffrey W. Benck
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Bryan R. Schumaker
Bryan R. Schumaker
Chief Financial Officer
(Principal Financial and Accounting Officer)