Form 10-K
period 2024-12-31
BENCHMARK ELECTRONICS INC
filed 2025-02-24
CIK 863436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2024

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

As of June 28, 2024, the last business day of the registrant's most recently completed second fiscal quarter, the number of outstanding common shares was 36,105,370. As of such date, the aggregate market value of the common shares held by non-affiliates, based on the closing price per share on the New York Stock Exchange on such date of $39.46, was approximately $1.4 billion.

As of February 21, 2025, there were 36,016,624 common shares of Benchmark Electronics, Inc. outstanding, par value $0.10 per share.

Documents Incorporated by Reference:

Portions of the registrant’s Proxy Statement for the 2025 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2024, are incorporated herein by reference (Part III, Items 10-14 of this Annual Report on Form 10-K).

PART I

Item 1. Business

This Annual Report on Form 10-K (Report) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts and may include words such as “anticipate,” “believe,” “intend,” “plan,” “project,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” “will,” “could,” “predict,” and similar expressions of the negative or other variations thereof. In particular, statements, expressed or implied, concerning the outlook and guidance of Benchmark Electronics, Inc. (the Company) for first quarter and fiscal year 2025 results, future operating results or margins, the ability to generate sales and income or cash flow, expected revenue mix, the Company’s business strategy and strategic initiatives, the Company’s repurchases of shares of its common stock, the Company’s expectations regarding restructuring charges and amortization of intangibles, and the Company’s intentions concerning the payment of dividends, among others, are forward-looking statements. Although the Company believes these statements are based on and derived from reasonable assumptions, they involve risks, uncertainties and assumptions, that are beyond the Company’s ability to control or predict, relating to operations, markets and the business environment generally, including those discussed under Part I, Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2024 (the Report) and in any of the Company’s subsequent reports filed with the Securities and Exchange Commission (SEC). Events relating to the possibility of customer demand fluctuations, supply chain constraints, continuing inflationary pressures, the effects of foreign currency fluctuations, high interest rates, geopolitical uncertainties including continuing hostilities and tensions, trade restrictions and sanctions, tariffs, the ability to utilize the Company’s manufacturing facilities at sufficient levels to cover its fixed operating costs, or write-downs or write-offs of obsolete or unsold inventory, may have resulting impacts on the Company’s business, financial condition, results of operations, and the Company’s ability (or inability) to execute on its plans. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes, including the future results of the Company’s operations, may vary materially from those indicated. Undue reliance should not be placed on any forward-looking statements. Forward-looking statements are not guarantees of performance. All forward-looking statements included in this document are based upon information available to the Company as of the date of this document, and the Company assumes no obligation to update.

Our fiscal year ends on December 31. Consequently, references to 2024 relate to the calendar year ended December 31, 2024; references to 2023 relate to the calendar year ended December 31, 2023, etc.

General

Benchmark Electronics, Inc. (Benchmark or the Company) is a Texas corporation that provides design engineering and advanced manufacturing services that include both electronic manufacturing services (EMS) and precision technology (PT) services. We support customers throughout their product lifecycle starting from initial product concept through volume production, including the ability to manage direct order fulfillment and provide aftermarket services. We are a trusted partner to our European and US based national and multi-national original equipment manufacturers (OEMs). Served markets include: commercial aerospace and defense (A&D), medical, industrial, semiconductor capital equipment (semi-cap), and advanced computing and communication (AC&C). The Company has manufacturing operations located in the United States and Mexico (the Americas), Asia and Europe. In this Report, references to Benchmark, the Company or use of the words “we,” “our” and “us” include Benchmark’s subsidiaries unless otherwise noted.

Our customer engagement focuses on three principal areas:

•
Manufacturing Services, which include printed circuit board assemblies (PCBAs) using both surface mount technologies (SMT) and microelectronics, along with subsystem assembly to full system build and integration. System build and integration often involve building a finished assembly that includes PCBAs, complex subsystem assemblies, mechatronics, displays, mechanicals, and other components. These final products may be build-to-order or configured-to-order and delivered directly to the end customer across all the industries we serve. Our manufacturing services also include PT services comprised of precision machining, advanced metal joining and welding, cleaning, including complex assembly often completed in clean rooms and functional testing primarily for the Semiconductor Capital Equipment and A&D markets.
•
Design & Engineering Services, which include design for manufacturability, design optimization for our factory processes and supply chain, and test development, concurrent and sustaining engineering, turnkey product design and regulatory services. Our engineering services may be for systems, sub-systems, printed circuit boards and assemblies, and components. We have the flexibility and capability to engage anywhere in the customer's design process flow. We provide these services across all the industries we serve. We have the ability to provide complete technology solutions, which involve developing a library of building blocks or reference designs primarily in defense solutions, surveillance systems, millimeter wave radio frequency (RF) subsystems, and front-end managed connected data collection systems. We often partner with our customers to merge these solutions utilizing our engineering services to provide turnkey product development from requirements through the launch to volume production into our factories. Our building blocks can be utilized across a variety of industries, but we have significant focus and capabilities in the A&D, medical, AC&C, and the industrial markets. We have also developed differentiated capabilities in RF. The need to improve size, weight, and power (SWaP) to accommodate high frequency electronics communications is important to customers in the A&D, medical, and AC&C markets.

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

We believe our primary source of differentiation and value-add rests with our ability to engage with our customers at any point, from product development through volume production. This is enabled by our highly skilled personnel’s ability to provide leading-edge technical capabilities in engineering services (including full lifecycle), high frequency RF solutions, microelectronics, optics, miniaturization, and manufacturing services (including electronics and complex precision machining). These capabilities are brought to bear across diversified commercial end-markets, many of which are government regulated. To support customers across these sectors, we have strategically invested in geographically diverse manufacturing locations and global supply chain capabilities.

In addition, we believe that a strong focus on human capital through the talent we hire and retain is critical to maintaining our competitiveness. Our people-first culture is centered on our five core values, consisting of acting with integrity, valuing inclusion, commitment to customers, promoting ingenuity, and genuine caring for each other, our customers and our communities, and we take pride in our innovative and continuous improvement mindset. Our intent is to delight our customers while delivering operational and financial performance aligned with our goals. Through our employee engagement and customer satisfaction feedback processes, we continuously solicit and act upon information to improve our company and better support our customers and business processes. We have invested in attracting and developing leadership throughout the organization and are committed to investing in an innovative and forward-thinking workforce.

Our Industry

Outsourcing engineering and manufacturing services enables OEMs to concentrate on their core strengths, such as research and development, branding, marketing, and sales. Leveraging an outsourcing model, OEMs also benefit from improved economies of scale, including reduced production costs, volume purchasing leverage, reduced fixed capital investments, improved inventory management, and access to global engineering, supply chain and manufacturing resources. At the same time, OEMs are increasingly seeking to diversify their supplier base geographically, including the trend toward “re-shoring” manufacturing closer to the source of end-demand, notably to Southeast Asia, the United States and Mexico. These dynamics combined have resulted in OEMs increasingly turning to outsourcing partners, which is a trend we expect to continue.

Outsourcing rates fluctuate periodically, and not all industries we serve outsource at the same rate. Historically, the computing and telecommunications markets have been early to adopt the outsourcing model and are currently the most fully penetrated. This compares to the traditionally lower level of outsourcing within our other served markets in medical, industrial, A&D and semi-cap. In all markets we target, our focus is concentrated within higher complexity sub-sectors, which are often highly regulated, in which our unique capabilities and skills enable us to differentiate from our competitors.

Today, we believe that each of our market sectors is high value and well-aligned with our expertise in more complex products. We do not typically participate in the high volume and commoditized markets that are often associated with the consumer sector. As such, we believe we are well positioned to benefit from the intersecting trends of increasingly complex products, outsourcing of engineering and manufacturing and the desire to redistribute global manufacturing capacity.

Our Strategy

Our goal is to be the trusted partner of choice for the leading OEMs in our target markets which we believe offer the greatest potential for profitable growth. To meet this goal, we have implemented the following strategies:

•
Focus on More Complex Products for Customers. EMS providers serve a wide range of OEMs in different industries, offering scalable electronics assembly as a service. The scope of services for the EMS industry range from easy-to-assemble, low-cost, high-volume products targeted for the consumer market to complicated, state-of-the-art, mission-critical products. Higher-volume manufacturing customers often compete on the price of products with short lifecycles, which require less value-add from EMS providers. We avoid these lower-value market sector opportunities and focus on low to medium -volume, high complexity manufacturing opportunities with customers, specifically within the A&D, semi-cap, medical and industrial markets, which are often in highly regulated industries that have been increasingly outsourcing value-added services to their EMS providers. In the AC&C markets, we focus on customers with more complex requirements (high performance computing, water cooled systems and next-generation broadband solutions) as compared to more commoditized offerings within the broader computing and telecommunications markets. Within each of our targeted sectors, we believe there is a general trend toward increased complexity, additional outsourcing, re-shoring of capacity and elongated product life cycles.
•
Lead with Design & Engineering Services and Leverage Advanced Technology Solutions. In addition to our strength in manufacturing complex high-density PCBAs, complex mechanical systems, and full systems integration, we offer customers specialized and tailored advanced design solutions, including technology building blocks and engineering services. We provide this engineering expertise through our design centers in the Americas, Asia, and Europe. Leading with design and engineering is important to our strategy to partner with our customers through the entire product lifecycle, ensuring high quality, extreme reliability and low product failure rates. By leveraging our advanced technology building blocks and engineering solutions, our customers can focus their efforts on branding and go-to-market, while relying on us as a trusted partner to deliver products faster and more efficiently.
•
Maintain and Develop Close, Long-Term Relationships with our Customers. Our strategy is focused on establishing long-term relationships with leading OEMs in targeted growth industries by becoming an integral part of their concept-to-production and full product life cycle solution. To accomplish this, we rely on our business development executives, global account managers, site program managers and general management teams to respond with speed and flexibility to address frequently changing customer design specifications and production requirements. We focus on caring for our customers and responding to their feedback to continue to improve our offerings and delivery.
•
Deliver Complete Manufacturing Solutions Globally. OEMs increasingly require a wide range of specialized design engineering and manufacturing services from EMS providers to reduce costs and accelerate their time-to-market and time-to-volume production. Building on our integrated engineering and manufacturing capabilities, we offer our OEM customers services from initial product design and test to final product assembly and distribution. Our PT services and complex mechanical manufacturing, along with our systems integration assembly and direct order fulfillment services, enable our customers to potentially reduce product cost and risk of product obsolescence by reducing their total work-in-process and finished goods inventory. These services are available at many of our manufacturing locations worldwide and allow us to offer customers the flexibility to move quickly from design and initial product introduction to production and distribution. We also offer our customers the opportunity to combine the benefits of low-cost manufacturing with the benefits and capabilities of our higher complexity support in the Americas, Asia, and Europe.
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
•
Optimize our Global Footprint. We will continue to evaluate our global footprint to ensure we are optimizing the utilization of our facilities, including expansion in regions of strategic importance to our customers and investing in new capabilities aligned with evolving market needs. Historically, this has led to re-allocation of resources, including site closures, new facility additions and existing facility capacity expansion, as appropriate.

•
Pursue Strategic Acquisitions. We have historically had an acquisition-oriented expansion strategy. However, in more recent years, we have focused on driving growth by organic means. We will nonetheless continue to selectively evaluate acquisitions which may expand our core technology capabilities and expand the value of our services to new and existing customers.
•
Capital Allocation. In support of our financial goals, we will maintain a strong focus on cash conversion and working capital management. We are focused on effective capital deployment through the balance of investments to support organic growth of the business and returns to our shareholders through dividend distributions and share repurchases.

Services We Provide

Through the Benchmark network, we offer a wide range of design, engineering, manufacturing, automation, test, and fulfillment solutions that support our customers’ products from initial concept and design through prototyping, design validation, testing, ramp-to-volume production, worldwide distribution, and aftermarket support. With our balanced footprint, we have the ability to serve global and regional customers. We support all our service offerings with supply chain management systems, superior quality program management, and integrated information technology systems. Our comprehensive service offerings enable us to provide a complete solution for our customers’ outsourcing requirements. All of our services are supported through a strong quality management system designed to globally provide the process discipline to reliably deliver high quality services, solutions and products to our customers.

Manufacturing Services (Electronics Manufacturing and Testing Services)

Benchmark serves markets that develop some of the world’s most technologically advanced systems, from millimeter wave signals used in satellites to high-performance optics in lidar systems. To partner with these customers, we continuously invest in our manufacturing infrastructure to be prepared to support their most complex products.

Our advanced manufacturing services include but are not limited to:

•
Printed Circuit Board Assembly (PCBA) and Test. We offer our customers expertise in a wide variety of traditional and advanced manufacturing technologies. Our technical expertise supports complex PCBA and test solutions, assembly of subsystems, circuitry and functionality testing of printed assemblies, environmental and stress testing and component reliability testing.

Our comprehensive set of PCBA manufacturing technologies and solutions, include:

▪
Surface Mount Technology
▪
Substrate Technology; Rigid Epoxy, Flex, Ceramic, Glass, Rigid-Flex
▪
Pin-in-Paste Technology
▪
Conformal Coating and Potting
▪
RoHS Soldering Processes
▪
Wafer-Level CSP (WLCSP)
▪
Microelectronics
▪
Mixed SMT and Microelectronics Assembly
▪
Flip Chip
▪
Chip-on-Board and Wire-Bonding
▪
Inspection and Test Solutions
▪
Automated Optical Inspection (2D & 3D)
▪
Automated X-ray Inspection
▪
Flying Probe
▪
Boundary Scan Test
▪
In-Circuit Test
▪
Board Level Functional Testing
▪
Device/System Integration Functional Test
▪
Electrical Safety Test
▪
Microelectronics Test and Tune; and
▪
Vibration, ESS, HASS and HALT

We also provide specialized solutions in support of our customers’ components, products and systems, which include:

▪
Conformal Coating and Potting;
▪
Underfill and Encapsulation;
▪
Ultrasonic Welding;
▪
Automation Solutions;
▪
Fluidics Assembly;
▪
Precision Alignment for Optical Applications;
▪
Water cooled systems assembly and test;
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
•
Systems Assembly and Test Development. We offer a full spectrum of subsystem and system integration services, including assembly, configuration and testing for all the industries we service. We design, develop and build product-specific manufacturing processes utilizing manual, mechanized or fully automated lines to meet our customers’ product volume and quality requirements. We work with our customers to develop product-specific test strategies. Our test capabilities include manufacturing defect analysis, in-circuit tests to check the circuitry of the board and functional tests to confirm that the board or assembly operates in accordance with its final design and manufacturing specifications. We either custom design test equipment and software ourselves or use test equipment and software provided by our customers. We also offer our own internally designed functional test solutions for greater cost savings and flexibility in addition to providing environmental stress tests of assemblies of boards or systems. Additionally, we provide product life cycle testing services, such as ongoing reliability testing where units are continuously cycled for extended periods while monitoring for early-life failures.
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

Precision Technology Services (Precision Machining and Complex Vertically Integrated Assemblies)

In addition to traditional EMS, we offer complex PT services including full electromechanical assembly and test services. Benchmark Precision Technologies brings critical tolerance capability to metal fabrication and assembly, building components, sub-assemblies, and full module assemblies for highly regulated industries, including semi-cap, A&D, medical and industrial. Benchmark Precision Technologies’ capabilities go well beyond the typical machine shop in that they can design and engineer a prototype, transition it to an accelerated manufacturing protocol center to prepare for full volume production, and then shift it to any of Benchmark’s global manufacturing facilities.

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

We are compliant with and/or hold the following accreditations, certifications and registrations by geographic region:

	Americas	Asia	Europe
ISO 13485:2016 – Medical	√	√	√
FDA/QSR Compliant – Medical	√	√	√
ISO 14971:2019 – Medical Risk Management	√
MedAccred	√	√
AS9100:2016 – Aerospace	√	√	√
ITAR (International Traffic and Arms)	√		√
Nadcap (National Aerospace and Defense Association Program)	√
FAA Approved Parts Manufacturer – Aviation	√
IATF 16949:2016 – Automotive		√
TL9000 – Telecommunications	√
ANSI ESD S20:20-2021	√	√	√
ISO 9001:2015 – Quality	√	√	√
ISO 14001:2015 – Environmental	√	√	√
ISO 45001:2018 – Occupational Health and Safety	√	√	√

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

•
Custom Test and Automation Equipment Design and Manufacturing Services. We provide our customers with a comprehensive range of custom circuit and functional test equipment, process automation and replication solutions. We have expertise in tooling design, test solutions, equipment control and process, systems planning, process automation, systems integration, replication and programming. Our custom test solutions, process automation and replication services are available to our customers as part of our full-service product design and manufacturing solutions package or on a stand-alone basis for products designed elsewhere. We also provide custom test equipment and automation system solutions to OEMs, which pay for and own the designs. Our ability to provide these solutions allows us to capitalize on OEMs’ increasing needs for custom manufacturing solutions, which in turn provides an additional opportunity for us to introduce these customers to our comprehensive engineering and manufacturing services.
•
Technology Solutions. We are investing in building blocks and solutions such as secure defense turnkey design and reference platforms in avionics, ground vehicle electronics, vision systems and soldier platforms that require ruggedization for harsh environments and secure communications. We are developing advanced manufacturing capabilities and processes for RF microwave designs that utilize highly accurate micro-electronics, complementing our engineering expertise in these areas. We are focused on the high frequency and size, weight and power requirements which address the challenges in the A&D and AC&C markets.

Supply Chain, Order Fulfillment, and Aftermarket Support Services

Our customers often face challenges in designing supply chains, demand planning, procuring materials and managing their inventories efficiently due to fluctuations in their customer demand, product design changes, short product life cycles and component price fluctuations.

We employ enterprise resource planning (ERP) systems and lean/six sigma methodologies to manage procurement and manufacturing processes in an efficient and cost-effective manner so that, where possible, components arrive on a just-in-time, as-and-when-needed basis. Because we are a significant purchaser of electronic components and other raw materials, we are generally able to capitalize on the economies of scale associated with our relationships with suppliers to negotiate price discounts, obtain components and other raw materials that are in short supply, and return excess components.

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
•
Supply Chain Management. We offer full end-to-end supply chain design, inventory-management and volume-procurement capabilities to improve access to supply, optimize cost, and reduce total cycle time. Our materials strategy focuses on leveraging our procurement volume companywide while providing local execution for maximum flexibility. We employ a full complement of electronic data interchange transactions with our suppliers to coordinate forecasts, orders, reschedules, and inventory and component lead times. Our ERP systems provide product and production information to our supply chain management, engineering change management and floor control systems. Our information systems include a proprietary software stack that controls serialization, production and quality data for all our facilities around the world using state-of-the-art equipment and control techniques to provide high quality product with superior traceability throughout the product lifecycle. To enhance our ability to rapidly respond to changes in our customers’ requirements by effectively managing changes in our supply chain, we utilize web-based interfaces and real-time supply chain management software products, which allow for scaling operations to meet customer needs, shifting capacity in response to product demand fluctuations, reducing materials costs and effectively distributing products to our customers or their end customers.

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

Marketing and Customers

We market our services and solutions primarily through a direct sales force organized by vertical market sector. In addition, our engineering, operations, and executive management teams are an integral part of our sales and marketing approach. We enter into master supply agreements with the majority of our customers, which generally governs the conduct of our business with customers relating to, among other things, the design and manufacturing of products that in some cases were previously manufactured internally at the customer. The arrangements also generally identify the specific products to be designed and manufactured, quality and production requirements, product pricing and materials management. There can be no assurance that these arrangements will remain in effect or be renewed, but we focus intently on customer care to anticipate and meet the current and future needs of our customers.

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

The following table sets forth the percentages of our sales by market sector:

	Year Ended December 31,
	2024	2023	2022
Semi-Cap	27%	23%	25%
Industrial	22	21	21
Medical	17	20	21
A&D	16	13	12
AC&C	18	23	21
Total sales	100%	100%	100%

A substantial percentage of our sales are made to a small number of customers and the loss of a major customer, if not replaced, would adversely affect us. Sales to our ten largest customers represented 50%, 52% and 52% of our total sales in 2024, 2023 and 2022, respectively. Sales to our largest customer, Applied Materials, Inc. and subsidiaries, represented 14%, 12% and 15% of our total sales in 2024, 2023 and 2022, respectively.

Seasonality

On average, we have historically experienced higher sales during the fourth quarter of the calendar year aligned to the fiscal year end for many of our customers. In addition, we typically experience our lowest sales volume in the first quarter of each year.

Suppliers

We maintain a network of suppliers of components and other materials used in our operations. We procure components when a purchase order or forecast is received from a customer and occasionally utilize components or other materials for which a supplier is the single source of supply. If any of these single-source suppliers were unable to provide these materials, a shortage of components could temporarily interrupt our operations and lower our profits until an alternate component could be identified and qualified for use. For additional information, see “Risk Factors—Shortages or price increases of components specified by our customers have in the past delayed and could adversely affect our profitability” in Part I, Item 1A of this Report. Although in the past we have experienced component shortages and longer lead times for various components, we continually strive to reduce the impact of component shortages by working with customers to reschedule deliveries and with suppliers to provide the needed components using just-in-time inventory programs, or by working with OEMs on qualifying alternative components or completing redesigns to eliminate the constrained part, or purchasing components at higher prices from distributors rather than directly from manufacturers. In addition, by developing long-term relationships with suppliers, we endeavor to minimize the effects of component shortages compared to manufacturers without such relationships. The goal of these procedures is to reduce our inventory risk. Our efforts to reduce inventory risk could prove difficult, exposing us to inventory risk related to obsolete or unsold inventory. For additional information, see “Risk Factors—Our customers may cancel their orders, change production quantities, delay production or change their sourcing strategies” in Part I, Item 1A of this Report.

Competition

The services we provide are available from many independent sources as well as from the in-house manufacturing capabilities of current and potential customers. Our competitors include Celestica Inc., Flex Ltd., Jabil Inc., Plexus Corp, Sanmina Corporation and Kimball Electronics Inc. We believe that the principal competitive factors in our focus end-markets are our engineering and technology building block capabilities, product quality, flexibility, cost and timeliness in responding to design and schedule changes, reliability in meeting product delivery schedules, pricing, access to senior management, technological sophistication and geographic location.

In addition, original design manufacturers (ODMs) providing basic design and manufacturing services to OEMs have significantly increased their share of the outsourced manufacturing market over the last several years. This is particularly the case in more highly commoditized markets such as traditional computing and telecommunications. Competition from ODMs may increase if our focus end-markets become less complex or if ODMs expand their business model into lower-volume, higher complexity markets. However, competition from Asian ODMs may also decrease due to US OEMs reluctance to rely solely on manufacturing services from Chinese or Taiwanese based ODMs due to concerns about increasing tariffs and government regulations that may impact an efficient global supply chain.

Sustainability

Benchmark continues to evolve and improve upon its Sustainability strategy. The Nominating, Sustainability and Governance Committee of our Board of Directors continues to have oversight with regard to environmental, social and governance (ESG) topics and the Company’s ESG/Sustainability Council is currently chaired by our General Counsel & Chief Legal Officer, who is a member of our senior executive leadership team. The Council includes a cross-functional team of leaders representing operations, human resources, supply chain, regulatory compliance, finance, marketing communications, investor relations, facilities and the legal department. The Company’s Sustainability Report, published each year, aligns with the Sustainability Accounting Standards Board and other frameworks such as the Global Reporting Initiative (GRI), United Nations Sustainable Development Goals and the Task Force on Climate-Related Financial Disclosures (TCFD)(recently changed into the Sustainability Disclosure Standards). We expect to publish our 2024 Sustainability Report in the first quarter of 2025. Our most current sustainability information is posted on our website at https://www.bench.com/sustainability.

Our 2024 Sustainability Report is expected to highlight the work we are doing across the globe and within the four tenets of our ESG strategy – Environmental Responsibility, Our People, Governance and Our Community.

Environmental Responsibility

Benchmark’s commitment to environmental responsibility starts at the corporate level with meaningful goal setting followed by purposeful action. We expect to minimize our environmental impact with our Energy Management and Saving Guidelines which include procedures for reducing our waste sent to landfills through recycling, purchasing environmentally responsible products, and reducing energy and water consumption. All of Benchmark’s sites also comply with local water laws and regulations. Beyond compliance, wherever possible, sites have demonstrated a commitment to water efficiency and conservation by, among other things, utilizing hands-free faucets, toilets, and water fill stations to limit water usage.

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
•
Benchmark has launched a number of global initiatives designed to reduce energy consumption in our facilities, including upgrades and or retrofits in LED and motion detector lighting, solar panels, cooling towers, compressed air and vacuum systems, and exhaust fans. Each year, the Company utilizes an internal global manufacturing site competition to promote the environmental benefits of energy, water and waste reduction called the Benchmark Environmental Challenge. This annual global competition focuses on implementing projects to support our efforts to reduce greenhouse gas emissions and promotes increased environmental responsibility. Reductions in electricity, natural gas and water usage are routinely achieved because of the numerous energy reduction projects implemented by the competition participants.
•
In 2024, we issued our third company-wide response to the Climate Disclosure Project questionnaire on climate change and our second response on water security. Our responses detail our management and oversight of climate-related issues as well as key challenges and opportunities for our Company related to climate change.
•
Benchmark is pursuing opportunities to expand our renewable energy use by procuring renewable electricity, where available, and installing solar panels on a site-by-site basis.
•
We understand that energy management involves changing a company’s culture and replacing inefficient equipment. To that end, we have developed a set of principles and initiatives that we communicate company-wide to help reduce energy use.

Our People

Our strength comes from our people. We are committed to upholding human rights, worker safety, and fair labor practices across our organization and supply chain. We embrace diverse perspectives, knowing that collaboration drives innovation, better decision-making, and stronger business outcomes. Creating a workplace where employees feel valued, respected, and empowered is essential to our purpose—innovating for a healthier, safer, and better-connected world to create a brighter future. We prioritize inclusion, ongoing development, and career growth through structured training. This refined talent strategy attracts and retains top talent and a culture enriched by the core values we live every day.

Building strong connections within our teams is key to this approach. Our Employee Resource Groups (ERGs) provide spaces for employees to support one another, share ideas, and champion inclusion across our global workforce. Our current ERGs include the Women’s Inclusion Network (WIN), Benchmark Resources Advocating Veteran Employees (BRAVE), and PRIDE, which creates an inclusive workplace for employees and allies. As we grow, we continue to explore new ways to strengthen belonging, engagement, and collaboration across our teams. For additional information, see “Human Capital Management” below.

We are also committed to ensuring that proper working conditions exist for the safety of our employees, such as the implementation of 6S lean management concepts (sort, set, shine, standardize, sustain, and safety) and visual management practices, developing, implementing and continuously improving our Occupational Health and Safety Management System, and providing appropriate education, reporting and controls. Benchmark’s global environment, health and safety policy expresses our commitment to ensuring a safe working environment for our employees, contractors, customers, and communities and is a guide for manufacturing sites to use when developing or updating their environmental, health and safety programs.

In 2024, Benchmark’s site in Tijuana, Mexico was recognized as a “Company Committed to Human Rights” by the State Human Rights Commission of Baja, California, highlighting the facility’s ongoing dedication to creating a workplace where respect, fairness, and inclusivity thrive. The Tijuana site also earned the ELSSA Badge of Distinction from the Mexican Social Security Institute, recognizing the Company’s commitment to implementing effective strategies and actions to enhance the health, safety and well-being of employees. The Benchmark sites in Thailand also continue to receive numerous awards and recognition for their health and safety programs from both the Thai government and public organizations. In 2024, the Korat site again received the platinum-class award for its Zero Accident Campaign, marking the eighth consecutive year the facility was specifically recognized by the Thailand’s Department of Labour Protection and Welfare, Ministry of Labour for its work in this area. In addition, Benchmark’s Ayutthaya and Korat facilities received prestigious recognition from Thailand’s Department of Industrial Works, Ministry of Industry, for maintaining outstanding standards in corporate social responsibility within the industrial sector, and the Ayutthaya again received the Green Industry Award Level 4 (Green Culture) for its ongoing commitment to integrating environmental and social responsibility into the organization.

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

Demonstrating its commitment to observing fair, transparent and accountable operating practices, Benchmark believes that its ultimate responsibility is to help create and foster the best possible work environment for everyone in our organization. We continue to utilize a “Speak Up!” campaign designed to promote a positive and ethical organizational culture. We believe that each team member, regardless of position, shares in this responsibility, and we encourage all of them to “Speak Up!” with questions or concerns about actual or potential ethical issues, questions about company policies, suggestions about how we can make our organization better and to address any other concerns. To facilitate open and honest communication, our 24/7 whistleblower Helpline includes local phone numbers in each global location, together with language support, which allows reporters to “Speak Up!” in over 150 native languages. In addition, team members can access our web portal to report concerns, ask questions, or quickly access ethics and compliance policies. We believe these efforts strengthen our enterprise ethics and compliance efforts and foster an environment where employees and stakeholders can express and have concerns resolved.

Our Community and Supply Chain Responsibility

We are committed to sourcing from suppliers willing to support our sustainability initiatives. Benchmark endorses the Responsible Business Alliance (RBA) (formerly the Electronics Industry Citizenship Coalition or EICC) Code of Conduct, which provides guidance in five critical areas of corporate social responsibility performance, including labor, health and safety, environment, management systems, and ethics. Benchmark also seeks the same endorsement from our business partners, requesting that each business partner adhere to the RBA Code of Conduct or its equivalent at initial engagement and flowing these requirements through our commercial contracts to our business partners and supply chain. Benchmark also conducts a supply chain monitoring system to assess adherence in these areas with regard to our supply chain partners.

Benchmark also supports the EcoVadis rating system; EcoVadis is a provider of sustainability ratings, intelligence and collaborative performance improvement tools for global supply chains. The EcoVadis methodology evaluates criteria across four themes: environment, labor and human rights, ethics and sustainable procurement. In 2024, Benchmark was awarded the EcoVadis Bronze Medal-Sustainability rating, placing it in the top 35% of EcoVadis rated companies.

Benchmark also supports Rule 13p-1 under the Exchange Act (Conflict Minerals Law) and efforts to avoid sourcing conflict minerals (CM) (tin, tantalum, tungsten, and gold or other derivatives (3TG)) that directly or indirectly finance or benefit armed groups in the Democratic Republic of Congo (DRC) and in adjoining countries (Covered Countries). Consistent with the Conflict Minerals Law and the OECD Due Diligence Guidance concerning conflict minerals, Benchmark adopted the Responsible Minerals Initiative Due Diligence reporting process and seeks to obtain conflict minerals content declarations from its suppliers, promoting supply chain transparency. Benchmark does not directly source 3TG from mines, smelters or refiners, and is in most cases several or more levels removed from these supply chain participants.

Benchmark therefore expects our suppliers to:

•
utilize responsible sourcing practices per the Benchmark Conflict Minerals policy and endeavor to purge all high-risk smelters from their supply chain.
•
preferentially source 3TG from smelters and refiners validated as being conflict free and do not directly or indirectly benefit or finance armed groups in any Covered Country.
•
fully-comply with the Conflict Minerals Law and provide all necessary Conflict Minerals (3TG) declarations.
•
have a credible, robust conflict minerals program (3TG) which should include: a written conflict minerals policy, communication of requirements to suppliers, CM data collection using the Responsible Minerals Initiative’s Conflict Minerals Reporting Template (RMI CMRT), a professional analysis and risk assessment with corrective action on the basis of the CMRTs collected from the suppliers.
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

Human Capital Management

Our employees are the driving force behind our success. Their talent, dedication, and collaboration shape who we are and what we stand for. That’s why our purpose—innovating for a healthier, safer, and better-connected world to create a brighter future—was created by our employees, ensuring it reflects what truly matters to them. We are committed to providing the best possible work environment—one built on ethical leadership, integrity, and inclusion. By upholding strong organizational governance and championing ethical business practices, we empower our teams to thrive and make a meaningful impact every day.

Culture and Values

Benchmark focuses on delivering an engaging employee experience for our team members, creating a workplace where they can build the career of their dreams. Through encouragement, our desire is to have our team members unleash their full potential to drive industry-leading business results, while making a lasting difference in the lives of others. We embrace diverse viewpoints and perspectives, recognizing that greater inclusion fosters innovation and improves decision-making and financial results. We have five core values that drive our culture:

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

As mentioned above, we established an ESG/Sustainability Council with Board oversight to drive the four tenets of our long-term Sustainability strategy: Environmental Responsibility, Our People, Governance and Our Community. Our commitment to sustainability and these tenets is a strategic and operational imperative as we build a sustainable infrastructure across the Company. In partnership with our employees, we are committed to protecting the natural environment and our community through pollution prevention, conservation, responsible use and sustainable practices. Through our sustainability initiatives, we further engage our employees to ensure that our business practices support inclusion to attract and develop an innovative workforce.

The Human Capital and Compensation Committee of our Board of Directors is responsible for overseeing the Company’s human capital practices and management compensation philosophy, including the incentive compensation and equity-based plans for executives. Our Chief Human Resources Officer reports on important human capital management topics to this committee every quarter, including the Company’s inclusion initiatives.

Career Development

Benchmark ensures that every employee has access to meaningful development opportunities, reinforcing our commitment to investing in our people as the foundation of our success. Developing a highly skilled and motivated workforce is essential to driving innovation and sustaining our long-term growth. We are committed to equipping employees with the tools, knowledge, and opportunities needed to advance their careers while strengthening the capabilities that power our business.

Benchmark’s talent strategy is built on continuous learning and internal mobility, ensuring that employees can develop within the organization. We offer targeted programs that prepare employees for leadership roles, build technical expertise, and support cross-functional career growth. Our structured approach enables employees to align their career aspirations with Benchmark’s evolving business needs, creating a workforce that is both agile and future-ready.

In addition to formal training, we recognize the importance of peer learning and mentorship in career development. Our THRIVE mentorship program, which expanded globally in 2024, connects employees with experienced mentors to navigate career challenges, build leadership skills, and maximize their impact. We offer competitive compensation and benefits packages that reflect the needs of our workforce. For our U.S. operations, we offer medical, dental, and vision benefits, disability coverage, survivor benefits, and a wellness program. We also offer competitive retirement benefits including a 401(k) match program at 100% of eligible employee contributions up to 4%, as well as similar retirement financial contributions in other countries in which we operate. In addition to base salary, Benchmark employees participate in a Quarterly Incentive Plan or Annual Incentive Plan that supports our organizational philosophy of allowing employees to share in the Company’s performance and success. These plans align employee efforts to achieve the Company’s strategic objectives through cash bonus payouts based primarily on performance results achieved against plan performance measures. Our executive compensation program is designed to attract, retain, and reward performance and align incentives with achievement of the Company’s strategic plan and both short- and long-term operating objectives. In accordance with our compensation philosophy established by the Human Capital and Compensation Committee and the Board, we believe our executive pay is well-aligned with performance, creating a positive relationship between our operational performance and shareholder returns. Benchmark utilizes equity grants as part of at-risk incentive compensation for Named Executive Officers using a combination of performance-based restricted stock units and time-based restricted stock units to align their compensation with the creation of shareholder value.

Our Chief Human Resources Officer and other key leaders in our organization update the Human Capital and Compensation Committee on our strategy for talent development and retention, including succession planning for key positions in the Company.

Health and Safety

The safety of our employees is also of paramount concern to us. We are committed to ensuring that proper working conditions exist for the safety of our employees, such as the implementation of 6S lean management concepts and visual management practices, developing, implementing and continuously improving our Occupational Health and Safety Management System, and providing appropriate education, reporting and controls. We engage our employees to participate in decision-making as part of our Occupational Health and Safety Management System to ensure that we are developing, implementing and continuously improving our health and safety ecosystem and performance to prevent injury and illness.

As of December 31, 2024, we employed approximately 11,700 people, approximately 306 of whom were engaged in design and development engineering. Additionally, our contractor workforce included approximately 821 people. None of our domestic employees are represented by a labor union. In certain international locations, our employees are represented by labor unions and by works councils. Some countries also often have mandatory legal provisions regarding terms of employment, severance compensation and other conditions of employment that are more restrictive than U.S. laws. We have never experienced a strike or similar work stoppage, and we believe that our employee and labor relations are strong.

Segments and International Operations

We have manufacturing facilities in the Americas (United States and Mexico), Asia (China, Malaysia and Thailand) and Europe (Netherlands and Romania) to serve our customers. Benchmark is operated and managed geographically, and management evaluates performance and allocates resources on a geographic basis. During 2024, 2023 and 2022, 62%, 58% and 61%, respectively, of our total sales were from our international operations. See Note 10 to the consolidated financial statements in Part II, Item 8 of this Report for segment and geographical information.

Governmental Regulation

Our operations, and the operations of businesses that we acquire, are subject to foreign, federal, state and local regulatory requirements relating to security clearance, trade compliance, tariffs, anti-corruption, environmental, waste management, and health and safety matters. We are committed to operating in compliance with all applicable requirements. Significant costs and liabilities may arise from these requirements or from new, modified or more stringent requirements, which could affect our earnings and competitive position. In addition, our past, current and future operations, including those of businesses we may acquire, could give rise to claims of exposure by employees or the public or to other claims or liabilities relating to environmental, waste management or health and safety concerns.

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

Operational Risks

Shortages or price increases of components specified by our customers have in the past delayed, and could continue to delay, shipments, which may adversely affect our profitability.

Substantially all of our sales are derived from manufacturing services in which we purchase components specified by our customers. In the past, supply shortages for components and commodity categories used in manufacturing resulted in industry-wide shortages of electronic components and curtailed production of assemblies. In some instances, such components shortages resulted in delayed shipment. Meanwhile, the increased demand in surface mount components has at times caused us to experience component shortages and longer lead times for certain components. Although conditions have generally improved, we expect some level of shortages and delays could occur, or intensify, in future periods. Any such shortages or delays, including due to natural disasters or geopolitical issues or conflicts, could result in delays in shipments to our customers, which would reduce our revenue, margins and operating cash flow for the periods affected.

Also, component supply shortages and delays in component deliveries, along with other factors such as tariffs, trade disputes or embargoes, inflation, and rising energy and transportation costs, can also result in increased component pricing. We have and may continue to bear the risk of component price increases that occur between periodic re-pricings of products during the term of a customer contract. If shortages or delays in component products persist, the price of certain components may increase further or we may be exposed to quality issues, including the risk of receiving counterfeit parts. Further, we may not be able to secure enough components at reasonable prices or of acceptable quality to build products or provide services in a timely manner in the quantities needed or according to customer specifications. Accordingly, our business, cash flows, results of operations and financial condition could suffer if we lose time-sensitive sales, incur additional freight costs or are unable to pass on price increases and costs related tariffs to our customers.

We are dependent on the success of our customers and the markets in which they operate. When our customers or the markets in which they operate experience declines or grow at a significantly slower pace than anticipated, we may be adversely affected.

We are dependent on the continued growth, viability and financial stability of our customers. Our customers are OEMs of:

•
industrial equipment;
•
aerospace and defense systems;
•
telecommunication equipment;
•
computer systems and high performance compute platforms;
•
medical devices; and
•
semi-cap equipment.

These markets are subject to rapid technological change, vigorous competition, product life variability and consequent product obsolescence. When our customers are adversely affected by these factors, we may be similarly affected.

The loss of a major customer would adversely affect us.

A substantial percentage of our sales are made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. Further, developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on us. Sales to our ten largest customers represented 50%, 52% and 52% of our total sales in 2024, 2023 and 2022, respectively.

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

Our business is dependent on us winning competitive bid selection processes. These selection processes are typically lengthy and may require us to dedicate significant development expenditures and scarce engineering resources in pursuit of a single customer opportunity. Failure to obtain a particular design win may prevent us from obtaining design wins in subsequent generations of a particular product. This could result in lost revenue and could weaken our position in future competitive bid selection processes.

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

As part of our business strategy, we employ an extensive supply chain management strategy that works to coordinate, on a customer-by-customer basis, forecasts, orders, reschedules and inventory component lead times. As part of this strategy, we engage the supply chain (sometimes with customer directed suppliers) to determine optimal component inventory levels based on orders and forecasted demand. In many cases, the component inventories maintained, which relate to orders placed and demand forecasts from the customer, are unique to a particular customer. In addition, some component inventories we maintain are procured under non-cancellable, non-returnable purchase orders. This supply chain management strategy can result in a buildup of component inventories in times of decreasing demand or other supply chain and manufacturing disruptions. When global labor and supply disruptions and increased demand for electronics in general have occurred, we coordinated with customers to enhance our procurement of components to solidify our supply chain and inventory of component parts, which caused our inventory balances to increase.

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

During 2024, 2023 and 2022, 62%, 58% and 61% respectively, of our sales were from our international operations. These international operations are subject to a number of risks, including:

•
public health crises, such as that experienced with the COVID pandemic, which can result in varying impacts to our business, employees, customers, suppliers, vendors and partners internationally;
•
difficulties in staffing and managing foreign operations;
•
implementation of tariffs on exports from the countries in which we build products;
•
coordinating communications and logistics across geographic distances and multiple time zones;
•
less flexible employee relationships, which complicate meeting demand fluctuations and can be difficult and expensive to terminate;
•
political and economic instability (including acts of terrorism, outbreaks of war, ongoing conflicts, such as between Russia and Ukraine, in Israel and Gaza, and escalating tensions, such as between China and Taiwan as well as China and the U.S., and trade restrictions and tariffs), which could impact our ability to ship and/or receive product or, in the case of tariffs, increase our costs if we are unsuccessful in passing these tariffs on to customers;
•
changes in foreign or domestic government policies, regulatory requirements and laws, which could impact our business;
•
longer customer payment cycles and difficulty collecting accounts receivable;

•
export controls, import duties, customs audits, tariffs, and trade restrictions (including quotas and border taxes);
•
governmental restrictions on the transfer of funds;
•
risk of governmental expropriation or seizure of our property;
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

Changes that impact the way we operate internally could have a negative impact on us and reduce the demand for our foreign manufacturing facilities. Moreover, any regulatory actions by other countries where we operate could also negatively impact our financial performance. In addition, changes in policies by the U.S. (including as a result of the change in presidential administration) or other governments could negatively affect our operating results due to trade wars, changes in duties, tariffs or taxes, currency exchange rate fluctuations, or limitations on currency or fund transfers, as well as government-imposed restrictions on producing certain products in, or shipping them to, specific countries. For example, on February 1, 2025, President Donald J. Trump announced tariffs on imports from Canada, Mexico and China, and President Trump has indicated a desire to impose new or greater restrictions on free trade through significant increases in tariffs on imported goods. The ultimate impact of the announced tariffs and any future tariffs will depend on various factors, including if such tariffs are ultimately implemented, the timing of implementation and the amount, scope and nature of such tariffs. If such increased or additional tariffs or other restrictions, quotas, embargoes, or safeguards are placed on goods imported into the U.S., or any related counter-measures are taken by other countries, we may have to raise our prices or increase inventory levels, or find new sources of components that we import, and our revenue, gross margins, and results of operations may be materially harmed. Also, our current facilities in Mexico operate under the Mexican Maquiladora (IMMEX) program. This program provides for reduced tariffs and eased import regulations. We could be adversely affected by changes in the IMMEX program or our failure to comply with its requirements. Additionally, increasing tariffs and other trade protection measures between the United States and China may affect the cost of our products originating in China as well as the demand for our products manufactured in China in the event our customers reduce operations in China as a result of such tariffs or trade protection measures. These actions could also affect the cost and/or availability of components that we procure from suppliers in China.

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

Start-up costs, the management of labor and equipment resources in connection with the establishment of new programs and new customer relationships, and the need to estimate required resources in advance can adversely affect our gross margins and operating results. These factors are particularly evident in the early stages of the life cycle of new products and new programs or program transfers and in the opening of new facilities. These factors also affect our ability to efficiently use labor and equipment. We are constantly managing a number of new customer transitions or launching new OEM programs with existing customers. If any of these new programs or new customer relationships were terminated, our operating results could be harmed, particularly in the short-term. We may not be able to recoup these start-up costs or replace anticipated new program revenues.

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

U.S. government programs require congressional appropriations, which are typically made for a single fiscal year even though a program may extend over several years. Programs often are only partially funded, and additional funding requires further congressional appropriations. The programs in which we participate compete with other programs for consideration and funding during the budget and appropriations process, which can be impacted by shifting and often competing political priorities. Levels of U.S. federal government spending are difficult to predict and are subject to significant risk. Considerable uncertainty exists regarding how future budget and program decisions will unfold, including the spending priorities of the new U.S. presidential administration and Congress and what challenges budget reductions will present for us and the markets that we serve. Pressures on and uncertainty surrounding the U.S. federal government’s budget, and potential changes in budgetary priorities and defense spending levels, could adversely affect the funding for individual programs. Current U.S. federal government spending levels for defense-related or other programs may not be sustained, and future spending and program authorizations may not increase or may decrease or shift to programs in areas where we do not provide services or are less likely to be awarded contracts. The U.S. federal government also conducts periodic reviews of U.S. defense strategies and priorities, which may shift defense or other budgetary priorities, reduce overall U.S. federal government spending or delay contract or task order awards for defense-related or other programs from which we would otherwise expect to derive a portion of our future revenues. A significant decline in overall U.S. federal government spending, including the areas of national security, intelligence and homeland security, a significant shift in U.S. federal government spending priorities, the substantial reduction or elimination of particular defense-related programs or significant delays in contract or task order awards for large programs could adversely affect our business, financial condition and operating results.

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

Our business may be adversely impacted by climate change or natural or manmade disasters.

Some of our facilities are located in areas that may be impacted by hurricanes, earthquakes, water shortages, tsunamis, floods, typhoons, fires, extreme weather conditions and other natural or manmade disasters. For example, our facilities in Thailand experienced extensive flooding in 2011. Further, there continues to be concern that global climate change is impacting the frequency and severity of natural disasters. All facilities are subject to other potential natural or man-made disasters such as those related to weather events, fires, acts of terrorism or war, breaches of security, theft or espionage, workplace violence and failures of utilities. If such an event was to occur and we did not have an effective business continuity plan in place, our business could be harmed due to the event itself or due to our inability to effectively manage the effects of the particular event, with the impact of the event potentially magnified in areas where we have multiple facilities in close proximity. Our insurance coverage for natural or manmade disasters is limited and is subject to deductibles and coverage limits. This coverage may not be adequate or may not continue to be available at commercially reasonable rates and terms. See “—Operational Risks—We bear the risk of uninsured losses.”

In addition, some of our facilities possess certifications necessary to work on specialized products that our other locations lack. If work is disrupted at one of these facilities, it may be impractical, or we may be unable to transfer such specialized work to another facility without significant costs and delays. Thus, any disruption in operations at a facility with specialized certifications could adversely affect our ability to provide products and services to our customers, and thus negatively affect our relationships and financial results. While we maintain business continuity plans, including data system recovery protocols, to enable us to maintain operations following a natural disaster or other event that may be disruptive to our business, we cannot ensure these responses will fully mitigate or protect us from all disruptions.

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

Some of the components that we use in our manufacturing activities are petroleum-based. In addition, we, along with our suppliers and customers, rely on various energy sources (including oil) in our transportation activities. While significant uncertainty exists about the future levels of energy prices, a significant increase is possible. Increased energy prices could cause an increase in our raw material and transportation costs. In addition, increased costs of our suppliers or partners could be passed along to us, and we may not be able to increase our product prices enough to offset them. Moreover, any increase in our product prices may reduce our future customer orders and profitability.

Introducing programs requiring implementation of new competencies, including new process technology within our mechanical operations, could affect our operations and financial results.

The introduction of programs requiring implementation of new competencies, including new process technology within our mechanical and electrical operations, presents challenges in addition to opportunities. Deployment of such programs may require us to invest significant resources and capital in facilities, equipment and/or personnel. We may not meet our customers’ expectations or otherwise execute properly or in a cost-efficient manner, which could damage our customer relationships and result in remedial costs or the loss of our invested capital and anticipated revenues and profits. In addition, there are risks of market acceptance and product performance that could result in less demand than anticipated and our having excess capacity. The failure or inability to reflect the anticipated costs, risks and rewards of such an opportunity in our customer contracts could adversely affect our profitability. If we do not meet one or more of these challenges, our operations and financial results could be adversely affected.

Customer relationships with start-up or emerging companies may present more risks than with established companies.

Customer relationships with start-up or emerging companies present special risks because these companies do not have an extensive product history or may not have adequate financial support. As a result, there is less demonstration of market acceptance of their products, making it harder for us to anticipate needs and requirements than with established customers. In addition, funding for such companies may be more difficult to obtain and these customer relationships may not continue or materialize to the extent we plan or previously experienced. This tightening of financing for start-up customers, together with many early-stage customers’ lack of prior operations and unproven product markets increase our credit risk, especially in trade accounts receivable and inventories. Although we perform ongoing credit evaluations of our customers and adjust our allowance for doubtful accounts receivable for all customers, including start-up customers and emerging companies, based on the information available, these allowances may not be adequate. This risk may exist for any new start-up or emerging company customers in the future.

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

We have and may be required to take additional charges in the future to align our operations and cost structures with global economic conditions, market demands, cost competitiveness, and our geographic footprint as it relates to our customers’ production requirements or following divestitures. We have and may consolidate or divest certain manufacturing facilities or transfer certain of our operations to other geographies. If we are required to take additional restructuring charges in the future, our operating results, financial condition, and cash flow could be adversely impacted.

Industry Risks

We operate in a highly competitive industry; if we are not able to compete effectively in the EMS industry, our business could be adversely affected.

We compete against many providers of electronics manufacturing services. Some of our competitors have substantially greater financial, manufacturing or marketing resources than we do and have more geographically diversified international operations than we do. Our competitors include Celestica Inc., Flex Ltd., Jabil Inc., Plexus Corporation and Sanmina Corporation. In addition, we may in the future encounter competition from other large manufacturers that are selling, or may begin to sell, electronics manufacturing services.

We also face competition from the manufacturing operations of our current and future customers, who are continually evaluating the merits of manufacturing products internally against the advantages of outsourcing to EMS providers. In addition, in recent years, ODMs that provide design and manufacturing services to OEMs, have significantly increased their share of outsourced manufacturing services provided to OEMs in several markets, such as notebook and desktop computers, personal computer motherboards, mobile handsets and other consumer electronic products. Competition from ODMs may increase if our business in these markets grows or if ODMs expand further into or beyond these markets.

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

U.S. privacy and data security laws apply to our various businesses. We also do business globally in countries that have more stringent data protection laws than those in the United States that may be inconsistent across jurisdictions and are subject to evolving and differing interpretations. Governments, privacy advocates and class action attorneys are increasingly scrutinizing how companies collect, process, use, store, share and transmit personal data. In Europe, the General Data Protection Regulation (GDPR) requires us to protect the privacy of certain personal data of European Union (EU) citizens. The California Consumer Privacy Act (CCPA) and the California Privacy Rights Act (CPRA) have similar protections, and other states have passed similar legislation. While we have implemented processes and controls to comply with GDPR, CCPA and CPRA requirements, we could incur significant fines, individual damages and reputational risks if our controls and processes are ineffective, and we fail to comply.

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

Several countries where we operate allow for tax holidays or provide other tax incentives to attract and retain business. We have obtained holidays or other incentives where available. Our taxes could increase if certain tax holidays or incentives were retracted, or if they were not renewed upon expiration, such as the non-renewal of our tax holiday in Malaysia that expired as of March 31, 2021, for which the Company intends to apply for additional extensions, or tax rates applicable to us in such jurisdictions were otherwise increased. In addition, further acquisitions may cause our effective tax rate to increase. Given the scope of our international operations and our international tax arrangements, changes to the manner in which U.S. based multinational companies are taxed in the United States. could have a material impact on our financial results and competitiveness.

Based on current and future tax policy in Washington D.C., our effective tax rates and overall cash taxes may change in the future and could have an impact on our financial results.

The Organization for Economic Co-operation and Development (OECD) and the G20 Inclusive Framework on Base Erosion and Profit Shifting have published the Pillar Two model rules designed to address the tax challenges arising from the digitalization of the global economy. The Pillar Two model rules adopt a global minimum tax (GMT) of 15% for multinational enterprises with average revenue in excess of €750 million per their consolidated global financial statements. The Council of the European Union has adopted the Pillar Two model rules and has directed European Union (EU) member states to implement legislation enacting the Pillar Two model rules. Many countries, including non-EU member states, have implemented GMT legislation based on the Pillar Two model rules that were effective as of January 1, 2024. The Pillar Two model rules have been enacted in most of our international manufacturing locations. The potential impact to our provision for income taxes, net income, and cash flows could be materially impacted by the implementation of the GMT in our international locations.

Any litigation, even where a claim is without merit, could result in substantial costs and diversion of resources.

In the past, we have been notified of or have pursued claims relating to various matters including intellectual property rights, contractual matters, labor issues or other matters arising in the ordinary course of business. In the event of any such claim, we may be required to spend a significant amount of money and resources to pursue or defend the matter, even if a claim against us is without merit. Accordingly, the resolution of such disputes, even those encountered in the ordinary course of business, could have a material adverse effect on our business, consolidated financial conditions and results of operations. See Part I, Item 3 of this Report.

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

In addition, as climate change concerns become more prevalent, the U.S. and foreign governments have sought to limit the effects of any such changes. This increasing governmental focus on climate change may result in new environmental regulations that may negatively affect us, our suppliers and our customers. This could cause us to incur additional direct costs or obligations in complying with any new environmental regulations and reporting requirements, as well as increased indirect costs resulting from our customers, suppliers or both incurring additional compliance costs that are passed on to us. These costs may adversely impact our operations and financial condition. Further, the cost of implementing sustainability and/or ESG initiatives, our ability to execute on sustainability and/or ESG targets and objectives as planned, the effectiveness and impact of intended actions, the impact of changing legislation, regulations and directives, and other factors, many of which are beyond the Company’s control, could cause the outcomes, results and achievement of sustainability and/or ESG targets, goals, objectives, commitments and/or the implementation of sustainability and/or ESG initiatives to differ materially than those expressed or implied by the Company. In addition, our adherence to certain reporting standards or mandated compliance to certain requirements could necessitate additional investments that could impact our profitability, including investments to meet new or enhanced requirements and/or stakeholder expectations to reduce or mitigate the effects of greenhouse gas emissions and transition to low-carbon alternatives, driven by policy and regulations, low-carbon technology advancement and shifting consumer sentiment and societal preferences.

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

We are currently upgrading our IT infrastructure and ERP system, which we anticipate will take several years. Failure to complete the upgrade timely or at all could leave us with sites without the systems capability to flexibly support future customer requirements for manufacturing capabilities and data driven analytics, as well as result in unanticipated increases in costs.

Financial Risks

Our level of indebtedness may limit our flexibility in operating our business and reacting to changes in our business or industry, or prevent us from making payments on our debt or obtaining additional financing.

As of December 31, 2024, our total outstanding debt (excluding unamortized debt issuance costs and finance leases) was $257.0 million, all of which represented borrowings under our credit facility). Our level of indebtedness could have important consequences. For example, it could:

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

We have recorded intangible assets, including goodwill, in connection with business acquisitions. We are required to assess goodwill and intangible assets for impairment at least on an annual basis and whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. A significant and sustained decline in our market capitalization could result in material charges in future periods that could be adverse to our operating results and financial position. As of December 31, 2024, we had $192.1 million in goodwill and $44.4 million of identifiable intangible assets. See Note 1(i) to the consolidated financial statements in Part II, Item 8 of this Report.

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

Additionally, as is the case with many high technology companies, a significant portion of our shipments typically occur in the last few weeks of a given quarter. Accordingly, sales shifts from quarter to quarter may not be readily apparent until the end of a given quarter and may have a significant effect on projected and reported results. Further, the price of our shares of common stock may experience volatility in response to fluctuating quarterly results.

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

Uncertainty over the erosion of global consumer confidence, geopolitical events, such as ongoing conflict between Russia and Ukraine, conflicts in Israel and Gaza, and escalating tensions between China and Taiwan as well as China and the U.S., global pandemics, the availability and cost of credit, concerns about volatile energy costs, declining asset values, continued inflation, high interest rates, and the stability and solvency of financial institutions, financial markets, businesses, and sovereign nations can slow global economic growth and result in recessionary conditions. Any of these potential negative economic conditions may reduce demand for our customers’ products and adversely affect our sales. Consequently, our past operating results, earnings and cash flows may not be indicative of our future operating results, earnings and cash flows.

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

Responding to actions by activist shareholders or others can be costly and time-consuming, disrupt our operations and divert the attention of management and our employees. Our ability to execute our strategic plan could also be impaired. In addition, a proxy contest for the election of directors would require us to incur significant fees and expenses, as well as requiring significant time and attention by management and our Board of Directors. Perceived uncertainties as to our future direction also could affect the market price and volatility of our shares of common stock, our ability to attract and retain qualified personnel and business partners and may affect our relationships with vendors, customers or others.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Global cybersecurity vulnerabilities and threats continue to evolve and are increasingly more sophisticated. The Company is aware of the dynamic nature of the cybersecurity threats we face and has a security program led by our Chief Information Security Officer (CISO) that strives to monitor and mitigate risks from cybersecurity threats. The CISO reports to the Chief Information Officer (CIO), provides periodic reports to the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), and reports quarterly to the Audit Committee of the Board of Directors, which oversees the Company’s cybersecurity risk profile, including risks from cybersecurity threats, and mitigation activities. The Company’s CISO has over 35 years of security and cybersecurity experience between the military and corporate sectors. Prior to joining Benchmark, he oversaw cybersecurity for Masco Corporation, a Fortune 500 company, and La-Z-Boy Incorporated, both of which are global manufacturing organizations with similar complexities as the Company. The CISO also served as a member of the Department of Defense as a civilian in charge of cybersecurity for an Army acquisition command, overseeing the cybersecurity for approximately 320 programs of record.

The Company’s CIO has been and continues to be responsible for Global IT, including overseeing cybersecurity and its digital strategy. In addition, he was responsible for cybersecurity in previous roles prior to joining the Company, including during his time at Rogers Corporation, a global high tech manufacturing company, as well as other global manufacturing companies.

The Company has an Enterprise Risk Management (ERM) process, with an annual risk assessment performed. A universe of key risks is updated annually, with key risks rated by and discussed with corporate and site-level executives, as well as the Audit Committee, which oversees the Company's ERM process. As a result of the annual risk assessment, the enterprise’s top risks are identified, with action plans developed to address each risk. Results of the annual enterprise risk assessment are presented to and discussed with the Audit Committee at least annually. One of the key risks evaluated annually is cybersecurity. Our cybersecurity risk evaluation assesses whether, or to what extent, information assets (hardware, software, systems, laptops, data, intellectual property) might be compromised in an attack by a malicious actor, resulting in potential data leakage, data destruction, malware infiltration, or a ransomware attack. With the increasing sophistication of cyber-criminals and constantly evolving threat vectors, the Company continues to identify cybersecurity as a top risk, prompting numerous actions and measures across the Company that endeavor to mitigate and, where possible, minimize such risks.

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

The Company has a security program that strives to implement best practices for protecting our systems with the understanding that adversaries have varying skills and competencies and may be able to exploit or evade our current protective technologies. We actively monitor our systems for cyber threats and have processes in place to detect and remediate vulnerabilities. Our approach relies on both internal and external monitoring, vulnerability assessments as well as penetration testing by third parties. We also use leading end-point detection response tools to continuously monitor our security environment. We regularly conduct a review of our data management practices to ensure the proper retention, protection and storage of data, and to apply new technology-based tools to better manage the protection of customer data. Our information security policies and practices, which includes disaster recovery, are designed to deliver resilience and comply with several regulatory requirements including DFARS/NIST 800-171 controls. For our defense customers, we are undergoing certification to the U.S. Cybersecurity Maturity Model Certification (CMMC) program and performed a CMMC self-assessment with the assistance of a qualified third-party inspector. To ensure security awareness throughout the Company, we conduct employee training on multiple topics, and also conduct simulated phishing campaign tests. Regular communications remind all employees of how to be vigilant against cyberattacks. We have also recently implemented a third-party cybersecurity risk management program that continuously monitors key suppliers and customers' cybersecurity scores.

The Company’s protective technologies include firewall and email protection against malware and phishing campaigns, and information system access management solutions such as multifactor authentication (MFA). We augment these protective technologies with security monitoring and detection capabilities to limit the impact of cybersecurity incidents. The security monitoring and detection tools we utilize leverage Endpoint Detection and Response (EDR) and Security Incident and Event Management (SIEM) augmented with threat intelligence information from multiple sources. We have further enhanced the security posture of the Company by implementing data security technologies and measures to reduce the impact of attempts to steal or destroy data. These technologies are tested regularly by both internal resources and external experts that evaluate the technology and identify vulnerabilities for mitigation and/or remediation. Our security program leverages Company and third-party security professionals and services to achieve an appropriate level of security and resilience that is reviewed periodically by an IT steering committee that includes senior officers such as the CEO, CFO, Chief Legal Officer, CIO, CISO, Chief Operating Officer and Chief Technology Officer, and the efficacy of these programs is also reviewed quarterly with the Audit Committee of the Company’s Board of Directors. We have also recently implemented a third-party cybersecurity risk management program that continuously monitors cybersecurity scores of key suppliers and customers.

As of the date of this filing, we are not aware of any risks from cybersecurity threats, including any previous cybersecurity incidents since the ransomware incident in the fourth quarter of fiscal 2019 described under “Our operations are subject to cyberattacks that could have a material adverse effect on our business” in Part I, Item 1A of this Report, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. This statement does not guarantee that future incidents or threats will not have a material impact or that we are not currently the subject of an undetected incident or threat that may have such an impact. Despite the systems and processes we have in place to monitor, detect, mitigate and remediate potential vulnerabilities, in the past, we have experienced cyberattacks, and attempted breaches, including phishing emails and other targeted attacks, and there can be no guarantees that such attacks will not occur in the future.

Item 2. Properties

Our customers market numerous products throughout the world and therefore need to access manufacturing services on a global basis. To enhance our service offerings, we seek to locate our facilities either near our customers and our customers’ end markets in major centers for the electronics industry or, where appropriate, in lower cost locations.

A summary of the approximate square footage of each of our principal manufacturing facilities by country follows:

Square
(in thousands)	Footage
Americas:
United States:
Alabama	200
Arizona	234
California	310
Minnesota	497
New Hampshire	161
Texas	45
Mexico	813
Asia:
China	326
Malaysia	436
Thailand	661
Europe:
Netherlands	170
Romania	222
Total square footage	4,075

Our principal manufacturing facilities consist of 1.8 million square feet in facilities that we own, with the remaining 2.3 million square feet in leased facilities the terms of which expire between 2025 and 2036. We currently lease our corporate headquarters in Tempe, Arizona. This lease consists of approximately 64,000 square feet. We lease other facilities with a total of 69,600 square feet dedicated to engineering, sales and procurement services. We believe our facilities are suitable for their intended uses and are sufficient to meet our expected needs for the foreseeable future.

Item 3. Legal Proceedings

We are involved in various legal actions arising in the ordinary course of business. Information about our legal proceedings is included in Note 15 to the consolidated financial statements in Part II, Item 8 of this Report and is incorporated by reference herein. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are listed on the New York Stock Exchange under the symbol “BHE.”

The last reported sale price of our common shares on February 21, 2025, as reported by the New York Stock Exchange, was $41.13. There were approximately 500 record holders of our common shares as of February 21, 2025. Because many of our common shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Dividends

In the third quarter of 2024, we increased the quarterly dividend from $0.165 to $0.17. During 2024, cash dividends paid totaled $23.9 million. The Board of Directors currently intends to continue paying quarterly dividends. However, the Company’s future dividend policy is subject to its compliance with applicable law, and depending on, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in our debt agreements, and other factors that the Board of Directors may deem relevant. Dividend payments are not mandatory or guaranteed; there can be no assurance that we will continue to pay a dividend in the future.

Issuer Purchases of Equity Securities

The following table provides information about the Company’s repurchase activity during the quarter ended December 31, 2024 related to its equity securities that are registered pursuant to Section 12 of the Exchange Act:

(d)
			(c)	Maximum
			Total	Number (or
			Number of	Approximate
			Shares (or Units)	Dollar Value) of
	(a)		Purchased as	Shares (or Units)
	Total	(b)	Part of Publicly	that May Yet Be
	Number of	Average Price	Announced	Purchased Under
	Shares (or Units)	Paid per Share	Plans or	the Plans or
(amounts in millions, except per share data)	Purchased	(or Unit)	Programs	Programs (1)
October 1 to 31, 2024	—	$—	—	$149.5
November 1 to 30, 2024	—	—	—	149.5
December 1 to 31, 2024	—	—	—	149.5
Total	—	—	—	149.5

(1) On February 19, 2020, the Board of Directors approved a share repurchase authorization granting the Company authority to repurchase up to $150 million in common stock. Share purchases may be made in the open market, in privately negotiated transactions or block transactions at the discretion of the Company’s management and as market conditions warrant. Purchases will be funded from available cash and may be commenced, suspended or discontinued at any time without prior notice. Shares repurchased under the program are retired.

During 2024, the Company repurchased a total of 0.1 million shares for an aggregate of $5.1 million at an average price of $40.27 per share. As of December 31, 2024, the Company had $149.5 million remaining under the share repurchase authorization.

Performance Graph

The following graph compares the cumulative total shareholder return on our common shares for the five‑year period commencing December 31, 2019 and ending December 31, 2024, with the cumulative total return of the Standard & Poor’s 500 Stock Index (which does not include Benchmark), and the Peer Group Index, which is composed of Celestica Inc., Flex Ltd., Jabil Inc., Kimball Electronics Inc., Plexus Corp and Sanmina Corporation. The graph assumes that $100 was invested on December 31, 2019 in our common shares and in each of the two indices, and that dividends, if any, were reinvested.

	December 31,
	2019	2020	2021	2022	2023	2024
Benchmark Electronics, Inc.	$100.00	$80.94	$83.10	$84.06	$89.35	$149.30
Peer Group	100.00	111.91	147.89	161.06	246.91	375.27
S&P 500	100.00	118.40	152.39	124.79	157.59	197.02

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto in Part II, Item 8 of this Report. You should also bear in mind the Risk Factors set forth in Part I, Item 1A, of this Report, any of which could materially and adversely affect the Company’s business, operating results, financial condition and the actual results of the matters addressed by the forward-looking statements contained in the following discussion.

For discussion and analysis regarding our financial condition and results of operations for the year ended December 31, 2023 as compared to the year ended December 31, 2022, refer to Part II, Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on February 27, 2024.

2024 OVERVIEW

Sales for 2024 were $2.7 billion, a 6% decrease from sales of $2.8 billion in 2023. During 2024, sales to customers in our various industry sectors fluctuated from 2023 as follows:

•
Semi-Cap increased by 12%
•
Industrial decreased by 4%
•
Medical decreased by 19%
•
A&D increased by 20%
•
AC&C decreased by 30%

Revenue decreased year-over-year primarily due to decreases in medical and AC&C sales, which were partially offset by increases in semi-cap and A&D sales.

Our sales depend on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, the availability of electronic component supply, or the failure of a major customer to pay for components or services have adversely affected us by not allowing us to fulfill our total customer demand. A substantial percentage of our sales are made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. Sales to our ten largest customers represented 50% and 52% of our total sales in 2024 and in 2023, respectively. Sales to Applied Materials, Inc. and subsidiaries, our largest customer in 2024 and 2023 represented 14% and 12% of our total sales in 2024 and 2023, respectively. After a period of unprecedented global labor and supply disruptions, we have seen a general easing of certain material constraints across commodity categories, with the exception of older technologies where semiconductor original equipment manufacturers are not adding incremental capacity. The lack of capacity regarding these older technologies could constrain our ability to produce the full demand forecasts we are receiving from customers needing those parts. Lead times are also improving from the previous highs that prompted many suppliers to categorize some of their constrained components with non-cancellable and non-returnable business terms. Until recently, these constraints led to last-minute allocations and created inefficiencies in our operations, as well as increased costs to us and our customers.

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

We have undertaken initiatives to restructure our business operations with the intention of improving utilization and reducing costs. During 2024, we recognized $6.3 million of restructuring charges primarily related to capacity and workforce reductions at our sites in the Americas.

During 2023, we recognized $7.3 million of restructuring charges primarily due to expenses associated with announced site closures or exits, reductions in work force and other restructuring activities primarily in the Americas. During 2023, we made the decision to no longer offer certain manufacturing capabilities in the Americas. In connection with that decision, we assessed the facility and equipment assets used in those manufacturing capabilities and recorded $1.1 million of impairment charges as a result of that assessment. The asset impairment charges are included in restructuring charges and other costs in the consolidated statement of income.

See Note 16 to the consolidated financial statements in Part II, Item 8 of this Report for additional information on our restructuring charges.

Inflation, interest rates, disruption in the global economy and financial markets, geopolitical events, tariffs and trade restrictions continue to create uncertainty. However, we are not aware of any specific event or circumstance that would require updates to our estimates or judgments or require us to revise the carrying value of our assets or liabilities as of the date we filed this Report. These estimates may change as new events occur and additional information is obtained. Actual results could differ from these estimates under different assumptions or conditions.

RESULTS OF OPERATIONS

The financial information and the discussion below should be read in conjunction with the consolidated financial statements and notes thereto in Part II, Item 8 of this Report. The following table presents the percentage relationship that certain items in our consolidated statements of income bear to sales for the periods indicated:

	Year Ended December 31,
	2024	2023
Sales	100.0%	100.0%
Cost of sales	89.8	90.5
Gross profit	10.2	9.5
Selling, general and administrative expenses	5.6	5.1
Amortization of intangible assets	0.2	0.2
Restructuring charges and other costs	0.3	0.3
Income from operations	4.1	3.9
Other expense, net	(0.9)	(1.0)
Income before income taxes	3.2	2.9
Income tax expense	0.8	0.6
Net income	2.4%	2.3%

2024 Compared With 2023

Sales

Sales decreased 6% in 2024. The percentages of our sales by market sector were as follows:

	Year Ended December 31,
	2024	2023
Semi-Cap	27%	23%
Industrial	22	21
Medical	17	20
A&D	16	13
AC&C	18	23
Total net sales	100%	100%

Semi-Conductor Capital Equipment. 2024 sales increased 12% to $723.2 million from $646.3 million in 2023 primarily due to increased demand from existing customers and new customer wins.

Industrial. 2024 sales decreased 4% to $573.3 million from $596.5 in 2023 as a result of lower demand with existing customers, partially offset by new program ramps.

Medical. 2024 sales decreased 19% to $450.7 million from $556.6 million in 2023 primarily due to inventory rebalancing and end-demand weakness within medical devices.

Aerospace and Defense. 2024 sales increased 20% to $434.0 million from $361.5 million in 2023 primarily due to demand growth in Space, continued demand in Commercial Aerospace and broad-based strength from existing programs as well as new program wins in Defense.

Advanced Computing and Communications. 2024 sales decreased 30% to $474.9 million from $678.1 million in 2023 primarily due to large high performance computing programs being completed coupled with continued weakness in communications and the disengagement with a large customer.

Our international operations are subject to the risks of doing business abroad. See Part I, Item 1A of this Report for risk factors pertaining to international sales, fluctuations in foreign currency exchange rates and a discussion of potential adverse effects in operating results associated with the risks of doing business abroad. During 2024 and 2023, 62% and 58%, respectively, of our sales were from international operations.

Sales by geographical segment were as follows:

	Year Ended December 31,
(in thousands)	2024	2023
Sales:
Americas	$1,330,361	$1,611,783
Asia	1,091,149	1,055,938
Europe	339,337	299,835
Elimination of intersegment sales	(104,742)	(128,580)
Total sales	$2,656,105	$2,838,976

Americas. 2024 sales decreased 17% to $1.3 billion from $1.6 billion in 2023 primarily due to decreases in sales in our semi-cap, medical, A&D and AC&C sectors.

Asia. 2024 sales increased 3% to $1.1 billion from $1.1 billion in 2023 primarily due to increases in existing customer demand of our semi-cap and industrial sectors.

Europe. 2024 sales increased 13% to $339.3 million from $299.8 million in 2023 primarily due to increases in sales in our semi-cap and A&D sectors.

Gross Profit

Gross profit of $270.0 million in 2024 compared to $271.1 million in 2023 was relatively consistent. Gross profit margin increased to 10.2% in 2024 from 9.5% in 2023 primarily due to improved operational efficiencies and the proactive cost reduction actions taken by our manufacturing sites.

Income from Operations

2024 income from operations declined slightly to $109.4 million from $109.7 million in 2023.

Income from operations by reportable segment was as follows:

	Year Ended December 31,
(in thousands)	2024	2023
Income from operations:
Americas	$40,215	$63,484
Asia	140,308	124,279
Europe	26,268	17,380
Corporate and intersegment eliminations	(97,380)	(95,479)
Total income from operations	$109,411	$109,664

Americas. 2024 operating income decreased 37% to $40.2 million from $63.5 million in 2023. The decrease was primarily due to lower revenue.

Asia. 2024 operating income increased 13% to $140.3 million from $124.3 million in 2023. The increase was primarily due to higher revenue and expense control.

Europe. 2024 operating income increased 51% to $26.3 million from $17.4 million in 2023. The increase was primarily due to higher revenue and expense control.

Selling, General and Administrative (SG&A) Expenses

SG&A expense increased to $149.5 million in 2024 from $147.0 million in 2023. The increase was primarily due to higher legal and salary costs.

Amortization of Intangible Assets

Amortization of intangible assets was $4.8 million in 2024 and $6.0 million in 2023. The decrease was primarily due to certain assets becoming fully amortized in 2023.

Restructuring Charges and Other Costs

During 2024, we recognized $6.3 million of restructuring charges primarily due to capacity and workforce reductions at our sites in the Americas.

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

See Note 16 to the consolidated financial statements in Part II, Item 8 of this Report for additional information on our restructuring charges.

Interest Expense

Interest expense decreased to $26.9 million in 2024 from $31.9 million in 2023 primarily due to decreased borrowings partially offset by a higher interest rate environment.

Interest Income

Interest income increased to $10.2 million in 2024 from $6.3 million in 2023 primarily due to higher interest rates.

Other (Expense) Income, Net

Other (expense) income, net, was an expense of $8.8 million in 2024 compared to an expense of $2.8 million in 2023, both primarily consisting of foreign exchange losses.

Income Tax Expense

Income tax expense in 2024 was $20.6 million representing an effective tax rate of 24.5% compared with $16.9 million of income tax expense in 2023 representing an effective tax rate of 20.8%. The higher effective tax rate in 2024 is the result of the mix of profits and losses in our foreign and U.S. jurisdictions with higher overall tax expense in our foreign locations.

The Company has been granted certain tax incentives, including tax holidays, for its subsidiaries in Thailand and China that expire at various dates, unless extended or otherwise renegotiated, and are subject to certain conditions with which the Company expects to comply. The tax incentives in Thailand will expire on December 31, 2030. The tax incentive in China will expire on December 31, 2026. There is no guarantee of being awarded these tax incentives in the future. In the fourth quarter of 2024, the Company was awarded the China tax holiday retroactive to January 1, 2024 through December 31, 2026. The tax holiday reduces the China tax rate from 25% to 15%. See Note 8 to the consolidated financial statements in Part II, Item 8 of this Report.

Net Income

We reported net income of $63.3 million, or $1.72 per diluted share, for 2024, compared with net income of $64.3 million, or $1.79 per diluted share, for 2023. The decrease of $1.0 million in 2024 is primarily the result of items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our organic growth and operations through funds generated from operations borrowings under our Credit Agreement (as defined below). Cash and cash equivalents and restricted cash totaled $328.0 million at December 31, 2024 and $283.2 million at December 31, 2023, of which $304.9 million and $269.6 million, respectively, was held outside the United States in various foreign subsidiaries.

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

2024 Cash Flows

Cash provided from operating activities was $189.2 million in 2024 and primarily consisted of $63.3 million of net income, adjusted for $46.1 million of depreciation and amortization, $13.4 million of stock-based compensation expense, a $34.0 million decrease in accounts receivable, and a $127.8 million decrease in inventories partially offset by a $61.3 million decrease in advance payments from customers and a $18.3 million decrease in accounts payable. Working capital was $0.9 billion as of December 31, 2024.

We primarily purchase components only after customer orders or forecasts are received, which mitigates, but does not eliminate, the risk of loss on inventories. Supplies of electronic components and other materials used in operations are subject to industry-wide shortages. In certain instances, suppliers may allocate available quantities to us. When shortages of these components and other material supplies used in operations have occurred, vendors have at times been unable to ship the quantities we need for production, forcing us to delay shipments, which can increase backorders and impact cash flows. Vendors also may increase the costs of components based on the market conditions including these shortages. In certain instances, we request and receive advance payments from customers as prepayments of inventory to meet working capital demands of a contract, offset inventory risks such as inventory purchased in advance of current needs and protect the Company from the failure of other parties to fulfill obligations under a contract. For example, we have historically been impacted by supply chain constraints, including shortages, longer lead times and increased transit times.

Cash used in investing activities was $32.8 million in 2024 primarily due to capital expenditures for property, plant and equipment of $31.3 million and purchased software of $1.9 million partially offset by $2.0 million in proceeds from the disposal of property, plant and equipment. The purchases of property, plant and equipment were primarily for machinery and equipment in the Americas and Asia.

Cash used in financing activities was $109.1 million in 2024. Borrowings under the Credit Agreement were $600.0 million and principal payments under the Credit Agreement were $674.1 million. In addition, we paid $23.9 million of dividends during 2024 and $6.3 million for employee taxes paid to settle stock-based awards exercised during the year. We also completed $5.1 million in common stock share repurchases.

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

As of December 31, 2024, we had $123.0 million in borrowings outstanding under the term loan facility and $135.0 million outstanding under our revolving credit facility and $4.4 million in letters of credit outstanding under our revolving credit facility. See Note 5 to the consolidated financial statements in Part II, Item 8 of this Report for more information regarding the terms of our Credit Agreement.

The Credit Agreement contains certain financial covenants related to interest coverage and debt leverage, and certain customary affirmative and negative covenants, including restrictions on our ability to incur additional debt and liens, pay dividends, repurchase shares, sell assets and merge or consolidate with other persons. Amounts due under the Credit Agreement could be accelerated upon specified events of default, including a failure to pay amounts due, breach of a covenant, material inaccuracy of a representation, or occurrence of bankruptcy or insolvency, subject, in some cases, to cure periods. As of December 31, 2024, we were in compliance with all of these covenants and restrictions.

As of December 31, 2024, we had $410.6 million available for borrowings under the Credit Agreement. During the next 12 months, we believe our capital expenditures will be approximately $65 million to $75 million, principally for machinery and equipment to help increase our production capacity to support anticipated revenue growth and our ongoing business around the globe.

Share Repurchase Authorization

On March 6, 2018, the Board of Directors approved an expanded share repurchase authorization granting the Company authority to repurchase up to $250 million in common stock in addition to the $100 million previously approved on December 7, 2015. On October 26, 2018, the Board of Directors authorized the Company to repurchase up to $100 million in common stock. Subsequently, on October 26, 2018, the Board of Directors approved an additional share repurchase authorization, allowing the Company to repurchase up to $100 million in common stock. Subsequently, on February 19, 2020, the Board approved an additional share repurchase authorization, allowing the Company to buy back another $150 million in common stock.

Share purchases may be made in the open market, in privately negotiated transactions or block transactions, at the discretion of the Company’s management and as market conditions warrant. Purchases will be funded from available cash and may be commenced, suspended or discontinued at any time without prior notice. Shares repurchased under the program are retired.

During 2024, the Company repurchased 0.1 million shares for an aggregate of $5.1 million, at an average price of $40.27 per share. As of December 31, 2024, the Company had $149.5 million remaining under share its repurchase authorization.

Dividends

During 2024, 2023 and 2022, cash dividends paid totaled $23.9 million, $23.5 million and $23.2 million, respectively. On December 9, 2024, the Company announced that the Board of Directors declared a quarterly cash dividend of $0.17 per share of the Company’s common stock to shareholders of record as of December 31, 2024. The dividend of $6.1 million was paid on January 14, 2025.

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

Income Taxes

We estimate our income tax provision in each of the jurisdictions where we operate, including estimating exposures related to uncertain tax positions. We must also make judgments regarding our ability to realize the future tax benefit from our deferred tax assets. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. As of December 31, 2024, our valuation allowance was $26.7 million and primarily relates to the deferred tax assets of our foreign locations.

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

The OECD and the G20 Inclusive Framework on Base Erosion and Profit Shifting have published the Pillar Two model rules designed to address the tax challenges arising from the digitalization of the global economy. The Pillar Two model rules adopt a global minimum tax (GMT) of 15% for multinational enterprises with average revenue in excess of €750 million on their global consolidated financial statements. The Council of the European Union has adopted the Pillar Two model rules and has directed EU member states to implement legislation enacting the Pillar Two model rules. Many countries, including non-EU member states, have implemented GMT legislation based on the Pillar Two model rules that were effective as of January 1, 2024.

The Company has manufacturing operations in several of the foreign jurisdictions that have implemented the GMT legislation. The impact of the GMT legislation to the Company’s provision for income taxes, net income and cash flows is included in our annual financial statements as of December 31, 2024.

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

Goodwill is tested for impairment on an annual basis, at a minimum, and whenever events and circumstances indicate that the carrying amount may be impaired. Circumstances that may lead to impairment include unforeseen decreases in future performance or industry demand or the restructuring of our operations as a result of a change in our business strategy. We perform a qualitative assessment to determine if goodwill is potentially impaired. If the qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if we elect not to perform a qualitative assessment, then we would be required to perform a quantitative impairment test for goodwill. This process involves determining the fair values of the reporting units and comparing those fair values to the carrying values, including goodwill, of the reporting units. An impairment loss would be recognized to the extent that the carrying amount exceeds the fair value. For purposes of performing our goodwill impairment assessment, our reporting units are the same as our operating segments as defined in Note 13 to the consolidated financial statements in Part II, Item 8 of this Report. As of December 31, 2024 and 2023, we had $154.0 million of goodwill related to our Americas reporting unit and $38.1 million of goodwill related to our Asia reporting unit.

Based on our qualitative assessments of goodwill as of December 31, 2024 and 2023, we concluded that it was more likely than not that the fair value of our Americas and Asia reporting units were greater than their carrying amounts, and therefore no further testing was required.

Changes in economic and operating conditions that occur after the annual impairment analysis or an interim impairment analysis, and that impact these assumptions, may result in a future goodwill impairment charge.

Recently Enacted Accounting Principles

See Note 1(t) to the consolidated financial statements in Part II, Item 8 of this Report for a discussion of recently enacted accounting principles.

CONTRACTUAL OBLIGATIONS

We have certain contractual obligations that extend beyond 2024 under lease obligations and debt arrangements. Non-cancellable purchase commitments do not typically extend beyond normal lead-times of 4 to 20 weeks; however, some electronic component manufacturers in the past had lead-times in excess of 52 weeks. Most purchase orders beyond this time frame are normally cancellable; however, during the recent constrained supply chain environment some manufacturers looked to limit their liability by adding non-cancellable, non-renewable (NCNR) terms. We do not use off-balance sheet financing techniques and we have not guaranteed the obligations of any entity that is not one of our wholly owned subsidiaries.

A summary of our operating lease obligations as of December 31, 2024 can be found in Note 6 to the consolidated financial statements in Part II, Item 8 of this Report.

A summary of our long-term debt obligations as of December 31, 2024 can be found in Note 5 to the consolidated financial statements in Part II, Item 8 of this Report.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our international sales comprise a significant portion of our business. We are exposed to risks associated with operating internationally, including:

•
Foreign currency exchange risk;
•
Import and export duties, taxes, tariffs and regulatory changes;
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

We transact business in various foreign countries and are subject to foreign currency fluctuation risks. We use natural hedging and forward contracts to economically hedge transactional exposure primarily associated with trade accounts receivable, other receivables and trade accounts payable that are denominated in a currency other than the functional currency of the respective operating entity. We do not use derivative financial instruments for speculative purposes. Certain forward currency exchange contracts in place as of December 31, 2024 have not been designated as accounting hedges and, therefore, changes in fair value are recorded within our consolidated statement of income in Part II, Item 8 of this Report.

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

We are also exposed to interest rate risk on borrowings under our Credit Agreement. As of December 31, 2024, we had $123.0 million outstanding on the floating rate term loan facility, and we have an interest rate swap agreement with a notional amount of $123.0 million. Under this swap agreement, we receive variable rate interest rate payments and pay fixed rate interest payments. The effect of this swap is to convert our floating rate interest expense to fixed interest rate expense. The interest rate swap is designated as a cash flow hedge.

For additional information, see Note 12 to the consolidated financial statements in Part II, Item 8 of this Report.

Item 8. Financial Statements and Supplementary Data

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
(in thousands, except par value)	2024	2023
Assets
Current assets:
Cash and cash equivalents	$315,152	$277,391
Restricted cash	12,875	5,822
Accounts receivable, net of allowance for doubtful accounts of $241 and $470, respectively	412,458	449,404
Contract assets	167,578	174,979
Inventories	553,654	683,801
Prepaid expenses and other current assets	42,512	44,350
Total current assets	1,504,229	1,635,747
Property, plant and equipment, net	225,097	227,698
Operating lease right-of-use assets	117,995	130,830
Goodwill	192,116	192,116
Deferred income taxes	33,892	26,943
Other long-term assets	66,135	61,421
Total assets	$2,139,464	$2,274,755
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$6,737	$4,283
Accounts payable	354,218	367,480
Advance payments from customers	143,614	204,883
Income taxes payable	22,119	22,225
Accrued liabilities	122,411	114,676
Total current liabilities	649,099	713,547
Long-term debt, net of current installments	250,457	326,674
Operating lease liabilities	108,997	123,385
Other long-term liabilities	17,598	32,064
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.10 par value; 5,000 shares authorized, none issued	—	—
Common stock, $0.10 par value; 145,000 shares authorized; issued and outstanding – 35,992 and 35,664, respectively	3,599	3,566
Additional paid-in capital	534,945	528,842
Retained earnings	596,010	560,537
Accumulated other comprehensive loss	(21,241)	(13,860)
Total shareholders’ equity	1,113,313	1,079,085
Total liabilities and shareholders’ equity	$2,139,464	$2,274,755

See accompanying notes to the consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

	Year Ended December 31,
(in thousands, except per share data)	2024	2023	2022
Sales	$2,656,105	$2,838,976	$2,886,331
Cost of sales	2,386,081	2,567,906	2,631,096
Gross profit	270,024	271,070	255,235
Selling, general and administrative expenses	149,460	147,025	150,215
Amortization of intangible assets	4,817	5,979	6,384
Restructuring charges and other costs	6,336	8,402	8,567
Income from operations	109,411	109,664	90,069
Interest expense	(26,922)	(31,875)	(12,894)
Interest income	10,208	6,256	1,730
Other (expense) income, net	(8,802)	(2,825)	5,437
Income before income taxes	83,895	81,220	84,342
Income tax expense	20,568	16,905	16,113
Net income	$63,327	$64,315	$68,229
Earnings per share:
Basic	$1.76	$1.81	$1.94
Diluted	$1.72	$1.79	$1.91
Weighted-average number of shares outstanding:
Basic	35,970	35,566	35,179
Diluted	36,759	35,973	35,718

See accompanying notes to the consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(in thousands)	2024	2023	2022
Net income	$63,327	$64,315	$68,229
Other comprehensive income (loss):
Foreign currency translation adjustments	(4,533)	2,964	(3,148)
Unrealized gain (loss) on derivatives, net of tax	(3,044)	(628)	4,160
Other	196	37	(87)
Total other comprehensive (loss) income	(7,381)	2,373	925
Comprehensive income	$55,946	$66,688	$69,154

See accompanying notes to the consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(in thousands)	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balances, December 31, 2021	35,213	$3,521	$507,447	$479,992	$(17,158)	$973,802
Net income	—	—	—	68,229	—	68,229
Other comprehensive income	—	—	—	—	925	925
Dividends declared	—	—	—	(23,149)	—	(23,149)
Shares repurchased and retired	(376)	(37)	(4,177)	(5,177)	—	(9,391)
Stock-based compensation expense	—	—	18,485	—	—	18,485
Stock options exercised	45	4	712	—	—	716
Vesting of restricted stock units	407	41	(41)	—	—	—
Shares withheld for taxes	(125)	(13)	(3,188)	—	—	(3,201)
Balances, December 31, 2022	35,164	$3,516	$519,238	$519,895	$(16,233)	$1,026,416
Net income	—	—	—	64,315	—	64,315
Other comprehensive income	—	—	—	—	2,373	2,373
Dividends declared	—	—	—	(23,673)	—	(23,673)
Stock-based compensation expense	—	—	15,286	—	—	15,286
Stock options exercised	8	1	128	—	—	129
Vesting of restricted stock units	732	73	(73)	—	—	—
Shares withheld for taxes	(240)	(24)	(5,737)	—	—	(5,761)
Balances, December 31, 2023	35,664	$3,566	$528,842	$560,537	$(13,860)	$1,079,085
Net income	—	—	—	63,327	—	63,327
Other comprehensive loss	—	—	—	—	(7,381)	(7,381)
Dividends declared	—	—	—	(24,175)	—	(24,175)
Shares repurchased and retired	(127)	(13)	(1,408)	(3,679)	—	(5,100)
Stock-based compensation expense	—	—	13,366	—	—	13,366
Stock options exercised	23	2	480	—	—	482
Vesting of restricted stock units	638	65	(64)	—	—	1
Shares withheld for taxes	(206)	(21)	(6,271)	—	—	(6,292)
Balances, December 31, 2024	35,992	$3,599	$534,945	$596,010	$(21,241)	$1,113,313

See accompanying notes to the consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2024	2023	2022
Cash flows from operating activities:
Net income	$63,327	$64,315	$68,229
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	35,911	34,368	33,339
Amortization	10,233	11,042	10,913
Stock-based compensation expense	13,366	15,286	18,485
Provision for doubtful accounts	671	1,321	489
Deferred income taxes	(5,928)	(14,992)	(7,248)
Asset impairments	—	1,075	—
Gain on the sale of property, plant and equipment	—	(101)	(289)
Gain on assets held for sale	—	—	(393)
Changes in operating assets and liabilities:
Accounts receivable	33,953	42,050	(136,455)
Contract assets	7,401	8,634	(28,370)
Inventories	127,840	45,071	(206,247)
Prepaid expenses and other assets	(8,159)	(4,648)	(6,467)
Accounts payable	(18,283)	(35,320)	(16,656)
Advance payments from customers	(61,269)	6,946	79,813
Accrued liabilities	(9,858)	(13,093)	6,303
Operating leases	131	2,414	441
Income taxes	(111)	9,926	6,646
Net cash provided by (used in) operating activities	189,225	174,294	(177,467)
Cash flows from investing activities:
Additions to property, plant and equipment	(31,306)	(73,479)	(43,357)
Additions to capitalized purchased software	(1,947)	(4,260)	(3,417)
Proceeds from the disposal of property, plant and equipment	2,007	649	321
Proceeds from the sale of assets held for sale	—	—	5,372
Other, net	(1,521)	(48)	(93)
Net cash used in investing activities	(32,767)	(77,138)	(41,174)
Cash flows from financing activities:
Borrowings under credit agreement	600,000	749,500	828,000
Principal payments on credit agreement	(674,102)	(743,602)	(633,000)
Dividends paid	(23,913)	(23,455)	(23,156)
Employee taxes paid with shares withheld	(6,292)	(5,761)	(3,201)
Proceeds from stock options exercised	482	129	716
Debt issuance costs	—	(216)	(574)
Principal payments on finance leases	(181)	(173)	(165)
Share repurchases	(5,100)	—	(9,391)
Net cash (used in) provided by financing activities	(109,106)	(23,578)	159,229
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,538)	2,205	(4,907)
Net increase (decrease) in cash, cash equivalents and restricted cash	44,814	75,783	(64,319)
Cash, cash equivalents and restricted cash at the beginning of the year	283,213	207,430	271,749
Cash, cash equivalents and restricted cash at the end of the year	$328,027	$283,213	$207,430

Supplemental cash flow information:
Income taxes paid, net	$46,727	$37,659	$28,478
Interest paid	28,032	30,551	11,627
Non-cash investing activities:
Unpaid purchases of property, plant and equipment at the end of the period	5,025	1,558	23,734
Unpaid purchases of capitalized purchased software costs at the end of the period	1,320	—	—

See accompanying notes to the consolidated financial statements.

BENCHMARK ELECTRONICS, INC.

Notes to the Consolidated Financial Statements

(Amounts in thousands, except per share data, unless otherwise noted)

Note 1—Summary of Significant Accounting Policies

(a) Business

Benchmark Electronics, Inc. (Benchmark or the Company) is a Texas corporation that provides advanced manufacturing services, which include design and engineering services and technology solutions. From initial product concept to volume production, including direct order fulfillment and aftermarket services, the Company has been providing integrated services and solutions to original equipment manufacturers (OEMs) since 1979. The Company serves the following market sectors: industrial, aerospace and defense (A&D), medical, semiconductor capital equipment (semi-cap), and advanced computing and communications (AC&C). The Company has manufacturing operations located in the United States and Mexico (the Americas), Asia and Europe.

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

(c) Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid debt instruments with an original maturity at the date of purchase of three months or less to be cash equivalents. Cash equivalents of $144.2 million and $121.2 million at December 31, 2024 and 2023, respectively, consisted primarily of money-market funds and time deposits with an initial term of less than three months. Restricted cash represents cash received from customers to settle invoices sold under trade accounts receivable sale program purchase agreements that is contractually required to be set aside until the cash is remitted to the purchaser.

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

The following table summarizes the activity of the Company’s allowance for doubtful accounts:

(in thousands)	Balance as of the Beginning of the Year	Charges to Operations	Deductions	Balance as of the End of the Year
Year ended December 31, 2024:
Allowance for doubtful accounts (1)	$470	$671	$(900)	$241
Year ended December 31, 2023:
Allowance for doubtful accounts (1)	514	1,321	(1,365)	470
Year ended December 31, 2022:
Allowance for doubtful accounts (1)	788	489	(763)	514

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

(g) Leases

Lease assets and liabilities are initially recognized based on the present value of lease payments over the lease term calculated using the Company’s incremental borrowing rate unless the implicit rate is readily determinable. Our incremental borrowing rate represents the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term in a similar economic environment. Lease assets also include any upfront lease payments made and exclude lease incentives. Lease terms include options to extend or terminate the lease when it is reasonably certain that those options will be exercised. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the consolidated statement of income. Management elected the short-term lease recognition exemption for all of the Company’s leases that qualify, in addition to the practical expedient, to not separate lease and non-lease components.

(h) Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over fair value of net assets acquired. Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead are assessed for impairment at least annually.

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

The Company evaluates goodwill for impairment on an annual basis, during the fourth quarter, and whenever events and changes in circumstances suggest that the carrying amount may be impaired. Circumstances that may lead to the impairment of goodwill include unforeseen decreases in future performance or industry demand or the restructuring of our operations as a result of a change in our business strategy. A qualitative assessment is allowed to determine if goodwill is potentially impaired. Based on this qualitative assessment, if the Company determines that it is more likely than not that the reporting unit’s fair value is less than its carrying value, then it performs a quantitative assessment, otherwise no further analysis is required. In connection with its annual qualitative goodwill impairment assessments as of December 31, 2024 and 2023, the Company concluded that goodwill was not impaired.

(j) Earnings Per Share

Basic earnings per share is computed using the weighted-average number of common shares outstanding. Diluted earnings per share is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding stock equivalents. Stock equivalents include common shares issuable upon the exercise of stock options, vesting of restricted stock units and other equity instruments and are computed using the treasury stock method. Under the treasury stock method, the exercise price of a share and the amount of compensation cost, if any, for future service that the Company has not yet recognized are assumed to be used to repurchase shares in the current period.

The following table sets forth the calculation of basic and diluted earnings per share:

	Year Ended December 31,
(in thousands, except per share data)	2024	2023	2022
Net income	$63,327	$64,315	$68,229

Denominator for basic earnings per share	35,970	35,566	35,179
Incremental common shares attributable to outstanding restricted stock units	786	403	522
Incremental common shares attributable to exercise of dilutive options	3	4	17
Denominator for diluted earnings per share	36,759	35,973	35,718

Earnings per share:
Basic	$1.76	$1.81	$1.94
Diluted	$1.72	$1.79	$1.91

There were no anti-dilutive stock options excluded from the computation of diluted earnings per share in 2024, 2023 and 2022. Restricted stock units totaling less than 0.1 million common share equivalents for 2024 and 2023 were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. There were no anti-dilutive restricted stock units in 2022.

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

(m) Stock-Based Compensation

All share-based payments to employees of the Company, including grants of employee stock options (last awarded in 2015), are recognized in the consolidated financial statements based on their grant date fair values. The total compensation costs recognized for stock-based awards were $13.4 million, $15.3 million and $18.5 million for 2024, 2023 and 2022, respectively. The future tax benefit of these stock-based awards as of the grant date was $3.0 million, $3.5 million and $4.4 million for 2024, 2023 and 2022, respectively. The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option pricing model. The fair values of restricted stock units and performance-based restricted stock units are determined based on the closing market price of the Company’s common stock on the date of grant. For performance-based restricted stock units, compensation cost is calculated taking into consideration the probability that the underlying performance goals will be achieved, which is monitored by management throughout the requisite service period. When it becomes probable, based on management's expectation of the Company's performance during the measurement period, that more or less than the previous estimate of the awarded shares will vest, an adjustment to compensation cost is recognized as a change in accounting estimate in the period the change is determined.

As of December 31, 2024, the unrecognized compensation costs and remaining weighted-average amortization periods related to stock-based awards were as follows:

(in thousands)	Time- Based Restricted Stock Units	Performance- Based Restricted Stock Units(1)
Unrecognized compensation cost	$22,755	$3,909
Remaining weighted-average amortization period	2.0 years	2.1 years

(1)
Based on the probable achievement of the performance goals identified in each award.

The total cash received as a result of stock option exercises in 2024, 2023 and 2022 was $0.5 million, $0.1 million and $0.7 million, respectively. The actual tax benefit realized as a result of stock option exercises and the vesting of other share-based awards during 2024, 2023 and 2022 was $3.7 million, $2.7 million and $2.5 million, respectively. For 2024, 2023 and 2022, the total intrinsic value of stock options exercised was $0.3 million, $0.1 million and $0.5 million, respectively.

The Company awarded performance-based restricted stock units to employees during 2024, 2023 and 2022. The number of performance-based restricted stock units that will ultimately be earned will not be determined until the end of the corresponding performance periods and may vary from as low as zero to as high as 2.5 times the target number depending on the level of achievement of certain performance goals. The level of achievement of these goals is based upon the financial results of the Company for the last full calendar year within the performance period. The performance goals consist of certain levels of achievement using the following financial metrics: revenue, operating income margin, and return on invested capital. If the performance goals are not met based on the Company’s financial results, the applicable performance-based restricted stock units will not vest and will be forfeited. Shares subject to forfeited performance-based restricted stock units will become available for issuance under the Company’s 2019 Omnibus Incentive Compensation Plan (the 2019 Plan).

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

The Company’s financial instruments include cash equivalents, accounts receivable, other receivables, accounts payable, accrued liabilities, long-term debt, interest rate swaps and foreign currency hedges. For cash equivalents, accounts receivable, other receivables, accounts payable and accrued liabilities, the Company believes that the carrying values of its financial instruments approximate the fair values because of their short-term nature. For borrowings under the credit facility in long-term debt, the Company believes that the fair value approximates the carrying value because the interest rates are variable. As of December 31, 2024, the fair value estimates for the Company's interest rate swap agreement and foreign currency hedges were based on Level 2 inputs of the fair value hierarchy. See Note 12.

(p) Foreign Currency

For foreign subsidiaries of the Company using the local currency as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expenses are translated at average exchange rates. The effects of these translation adjustments are recognized in other comprehensive income (loss). Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in other (expense) income, net. For 2024, 2023 and 2022, the Company recognized a loss of $5.2 million, a loss of $3.4 million and a gain of $0.6 million, respectively. These amounts include the gain (loss) recognized due to forward currency exchange contracts.

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

(r) Government Assistance Programs and Incentives

The operation of our business is impacted by various government programs, incentives, and other arrangements. Government incentives are recorded in our consolidated financial statements in accordance with their purpose as a reduction of expense or an offset to the related capital asset. The benefit is generally recognized when all conditions attached to the incentive have been met or are expected to be met and there is reasonable assurance of their receipt. The Company records capital-related incentives as a reduction to property, plant and equipment, net on the consolidated balance sheets and recognizes a reduction to depreciation expense over the useful life of the related acquired asset. The Company records operating grants as a reduction to expense in the same line item on the consolidated statements of operations as the expenditure for which the grant is intended to compensate. For 2024, 2023 and 2022, the Company recognized government incentives of $2.4 million, $1.7 million and $0.9 million, respectively.

As of December 31, 2024, the Company had government incentives of $1.7 million recognized in income tax receivable related to capital-related incentives. As of December 31, 2023, the Company had government incentives of $0.9 million recognized in prepaid expenses and other assets related to operating grants. There were no unpaid government incentives as of December 31, 2022.

(s) Concentrations of Business Risk

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

(t) New Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which requires public entities to disclose information about their reportable segments’ oversight and significant expenses on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The adoption of ASU 2023-07 did not have a material impact to the Company’s financial statements or financial position.

The Company has determined that other recently issued accounting standards will either not have a material impact on its consolidated financial position, results of operations or cash flows, or will not apply to its operations.

Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (ASU 2024-03), which requires public entities to disclose specified information about certain costs and expenses. ASU 2024-03 is effective for annual periods beginning after December 15, 2026. Early adoption is permitted. The Company is currently evaluating the guidance and its impact to the financial statements.

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

Note 2—Inventories

Inventory costs are summarized as follows:

	December 31,	December 31,
(in thousands)	2024	2023
Raw materials	$528,424	$659,210
Work in process	18,761	22,088
Finished goods	6,469	2,503
Total inventories	$553,654	$683,801

Note 3—Property, Plant and Equipment

Property, plant and equipment consists of the following:

	December 31,
(in thousands)	2024	2023
Land	$5,867	$5,867
Buildings and building improvements	92,371	81,282
Machinery and equipment	547,658	553,468
Furniture and fixtures	13,812	12,897
Vehicles	947	1,115
Leasehold improvements	68,817	54,754
Construction in progress	10,180	24,658
Total property and equipment, at cost	739,652	734,041
Less: accumulated depreciation	(514,555)	(506,343)
Total property, plant and equipment, net	$225,097	$227,698

Note 4—Goodwill and Other Intangible Assets

Goodwill allocated to the Company’s reportable operating segments follows:

(in thousands)	Americas	Asia	Total
Goodwill as of December 31, 2024 and 2023	$154,014	$38,102	$192,116

A summary of the Company's acquired identifiable intangible assets and capitalized purchased software costs follows:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$100,041	$(76,675)	$23,366
Capitalized purchased software costs	44,316	(31,525)	12,791
Technology licenses	15,500	(15,500)	—
Trade names and trademarks	7,800	—	7,800
Other	868	(428)	440
Total intangible assets as of December 31, 2024	$168,525	$(124,128)	$44,397

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$100,105	$(71,947)	$28,158
Capitalized purchased software costs	45,062	(30,463)	14,599
Technology licenses	15,500	(15,500)	—
Trade names and trademarks	7,800	—	7,800
Other	869	(404)	465
Total intangible assets as of December 31, 2023	$169,336	$(118,314)	$51,022

During 2024, 2023 and 2022, additions to capitalized purchased software costs were $1.9 million, $4.3 million and $3.4 million, respectively.

A summary of the components of amortization expense, as presented in the consolidated statements of cash flows, follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Amortization of intangible assets	$4,817	$5,979	$6,384
Amortization of capitalized purchased software costs	4,897	4,564	4,113
Amortization of debt costs	519	499	416
Total amortization expense	$10,233	$11,042	$10,913

A summary of the future amortization expense related to the Company's intangible assets held as of December 31, 2024 for each of the next five years follows (in thousands):

Year ending December 31,	Amortization Expense
2025	$4,817
2026	4,817
2027	4,817
2028	4,817
2029	4,218

Note 5—Borrowing Facilities

A summary of the Company’s long-term debt outstanding follows:

	December 31,
(in thousands)	2024	2023
Revolving credit facility	$135,000	$205,000
Term loan	123,047	127,148
Less: unamortized debt issuance costs	(1,027)	(1,546)
Total long-term debt, including current installments	$257,020	$330,602

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

As of December 31, 2024, a portion of the $123.0 million outstanding debt under the Credit Agreement is effectively at a fixed interest rate of 4.039% as a result of a $123.0 million notional interest rate swap contract, which is discussed in Note 12. A commitment fee of 0.20% to 0.30% per annum (based on the debt to EBITDA ratio) on the unused portion of the Revolving Credit Facility is payable quarterly in arrears.

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

As of December 31, 2024, the Company had $123.0 million in borrowings outstanding under the Term Loan Facility, $135.0 million in borrowings outstanding under the Revolving Credit Facility and $4.4 million in letters of credit outstanding under the Revolving Credit Facility. As of December 31, 2024, the Company had $410.6 million available for future borrowings under the Revolving Credit Facility subject to compliance with financial covenants as to interest coverage and debt leverage, in addition to other debt covenant restrictions.

As of December 31, 2024, the Company's long-term debt matures as follows: $6.6 million in 2025 and $251.5 million in 2026. The Company has no maturities after 2026.

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

The components of lease expense were as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Finance lease costs:
Amortization of right-of-use assets (included in depreciation expense)	$—	$48	$96
Interest on lease liabilities	12	21	29
Operating lease costs	22,264	19,280	17,485
Short-term lease costs	704	618	307
Variable lease costs	1,924	1,770	1,892
Total lease costs	$24,904	$21,737	$19,809

A summary of cash flow information related to leases follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$22,018	$17,702	$17,277
Operating cash flows used for finance leases	12	21	29
Financing cash flows used for finance leases	181	173	165
Right-of-use assets obtained in exchange for new operating lease liabilities	4,921	56,834	11,694

A summary of other information about our leases follows:

	December 31,
(dollars in thousands)	2024	2023
Operating lease right-of-use assets	$117,995	$130,830
Finance lease liabilities, current (included in current installments of long-term debt)	$174	$181
Finance lease liabilities, noncurrent (included in long-term debt)	$—	$174
Operating lease liabilities, current (included in accrued liabilities)	$17,170	$15,486
Operating lease liabilities, noncurrent	$108,997	$123,385
Weighted average remaining lease term – finance leases	0.9 years	1.9 years
Weighted average remaining lease term – operating leases	8.9 years	9.7 years
Weighted average discount rate – finance leases	4.8%	4.8%
Weighted average discount rate – operating leases	4.6%	4.5%

A summary of the Company's future annual minimum lease payments as of December 31, 2024 follows (in thousands):

Year ending December 31,	Operating Leases	Finance Leases
2025	$22,154	$177
2026	17,819	—
2027	15,923	—
2028	15,001	—
2029	14,558	—
2030 and thereafter	69,122	—
Total minimum lease payments	154,577	177
Less: imputed interest	(28,410)	(3)
Total present value of lease liabilities	$126,167	$174

As of December 31, 2024, the Company had no significant lease commitments that had not yet commenced.

Note 7—Common Stock and Stock-Based Awards

Dividends

The Company began declaring and paying quarterly dividends during the first quarter of 2018. The Company declared dividends per share of common stock of $0.165 in 2022, 2023 and the first and second quarters of 2024, and $0.17 in the third and fourth quarters of 2024. During 2024, 2023 and 2022, cash dividends paid totaled $23.9 million, $23.5 million and $23.2 million, respectively. In July 2024, the Board of Directors approved a quarterly dividend increase, raising the quarterly dividend from $0.165 to $0.17 per common share. On December 9, 2024, the Company announced that the Board of Directors declared a quarterly cash dividend of $0.17 per share of the Company’s common stock to shareholders of record as of December 31, 2024. The dividend of $6.1 million was paid on January 14, 2025.

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

Share Repurchase Authorization

On March 6, 2018, the Board of Directors approved an expanded share repurchase authorization granting the Company authority to repurchase up to $250 million in common stock in addition to the $100 million previously approved on December 7, 2015. On October 26, 2018, the Board of Directors authorized the Company to repurchase up to $100 million in common stock. Subsequently, on February 19, 2020, the Board approved an additional share repurchase authorization, allowing the Company to buy back another $150 million in common stock.

Share purchases may be made in the open market, in privately negotiated transactions or block transactions, at the discretion of the Company’s management and as market conditions warrant. Purchases will be funded from available cash and may be commenced, suspended or discontinued at any time without prior notice. Shares repurchased under the program are retired.

During 2024, the Company repurchased 0.1 million shares for an aggregate of $5.1 million, at an average price of $40.27 per share. The Company did not repurchase shares in 2023. During 2022, the Company repurchased a total of 0.4 million common shares for an aggregate of $9.4 million at an average price of $24.96 per share. As of December 31, 2024, the Company had $149.5 million remaining under share its repurchase authorization.

Stock-Based Compensation

Under the 2019 Plan, the Company, upon approval of the Compensation Committee of the Board of Directors, may grant stock options, restricted shares, restricted stock units (both time-based and performance-based) and certain other forms of equity awards, or any combination thereof, to any director, officer, employee or consultant (including any prospective director, officer, employee or consultant) of the Company. Stock options (which have not been awarded since 2015) are granted to employees with an exercise price equal to the market price of the Company’s common stock on the date of grant, generally vest over a three-year or four-year period from the date of grant and typically have a term of 10 years. Time-based restricted stock units granted prior to 2024 to employees generally vest over a four-year period from the date of grant and are generally subject to continued employment with the Company. Beginning in 2024, time-based restricted stock units granted to employees generally vest over a three-year period from the date of grant and are generally subject to continued employment with the Company. Performance-based restricted stock units generally vest over a three-year performance cycle, which includes the year of the grant, and are based upon the Company’s achievement of specified performance metrics. Awards under the 2019 Plan to non-employee directors have historically been in the form of restricted stock units, which vest annually, starting on the grant date. As of December 31, 2024, the Company had 1.8 million common shares available for issuance under the 2019 Plan.

The following table summarizes the activities related to the Company's stock options:

(in thousands, except per share data and years)	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	132	$20.06
Exercised	(53)	17.16
Forfeited or expired	(22)	22.36
Outstanding as of December 31, 2022	57	$21.85
Exercised	(17)	19.52
Forfeited or expired	(3)	20.11
Outstanding as of December 31, 2023	37	$23.07
Exercised	(34)	23.07
Forfeited or expired	(2)	22.99
Outstanding and exercisable as of December 31, 2024	1	$23.14	0.1	$9

The aggregate intrinsic value, as presented in the table above, is calculated before income taxes and is the difference between the exercise price of the underlying stock options and the Company’s closing stock price as of the last business day of 2024 for outstanding stock options that had exercise prices below the closing stock price.

The following table summarizes the activities related to the Company’s time-based restricted stock units:

(in thousands, except per share data)	Number of Units	Weighted- Average Grant Date Fair Value
Non-vested awards outstanding as of December 31, 2021	1,057	$28.02
Granted	616	25.90
Vested	(407)	28.08
Forfeited	(81)	27.44
Non-vested awards outstanding as of December 31, 2022	1,185	$26.93
Granted	724	24.13
Vested	(490)	26.92
Forfeited	(173)	25.91
Non-vested awards outstanding as of December 31, 2023	1,246	$25.43
Granted	633	31.39
Vested	(499)	25.72
Forfeited	(192)	26.82
Non-vested awards outstanding as of December 31, 2024	1,188	$28.30

The following table summarizes the activities related to the Company’s performance-based restricted stock units:

(in thousands, except per share data)	Number of Units	Weighted- Average Grant Date Fair Value
Non-vested awards outstanding as of December 31, 2021	542	$28.06
Granted(1)	177	25.97
Forfeited	(174)	27.29
Non-vested awards outstanding as of December 31, 2022	545	$27.62
Granted(1)	244	25.30
Vested	(242)	28.30
Forfeited	(105)	26.98
Non-vested awards outstanding as of December 31, 2023	442	$26.12
Granted(1)	214	30.78
Vested	(139)	28.60
Forfeited	(103)	26.57
Non-vested awards outstanding as of December 31, 2024	414	$25.82

(1)
Represents target number of awards that can vest based on the achievement of the performance goals.

Note 8—Income Taxes

Income tax expense (benefit) consisted of the following:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Current:
U.S. Federal	$(1,587)	$2,989	$903
State and local	358	587	107
Foreign	27,725	28,321	22,351
Total current taxes	26,496	31,897	23,361
Deferred:
U.S. Federal	(5,910)	(6,206)	(6,544)
State and local	809	(1,612)	(1,734)
Foreign	(827)	(7,174)	1,030
Total deferred taxes	(5,928)	(14,992)	(7,248)
Total income tax expense	$20,568	$16,905	$16,113

Income (loss) before income taxes consisted of the following:

	Year Ended December 31,
(in thousands)	2024	2023	2022
United States	$(32,871)	$(31,534)	$(45,390)
Foreign	116,766	112,754	129,732
Total income before income taxes	$83,895	$81,220	$84,342

Income tax expense differed from the amounts computed by applying the U.S. Federal statutory income tax rate to income (loss) before income taxes as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Tax at statutory rate	$17,618	$17,056	$17,713
State taxes, net of federal tax effect	923	(809)	(1,285)
Effect of foreign operations and tax incentives	(3,110)	(7,474)	(5,954)
Permanent differences	(5,046)	6,768	3,105
Change in valuation allowance	8,155	(241)	41
Global minimum tax	1,038	—	—
GILTI and other foreign income inclusion	1,429	(450)	1,768
Stock-based compensation	(423)	623	447
Non-deductible compensation	1,370	1,883	807
Change in uncertain tax benefit reserve	—	370	40
Other	(1,386)	(821)	(569)
Total income tax expense	$20,568	$16,905	$16,113

The U.S. Tax Cuts and Jobs Act (U.S. Tax Reform), which was signed into law on December 22, 2017, significantly changed U.S. tax law by, among other things, lowering corporate income tax rates to 21% from 35%, implementing a territorial tax system, adding a global intangible taxation regime (GILTI) and imposing a transition tax (Transition Tax) on deemed repatriated cumulative earnings of foreign subsidiaries.

U.S. Tax Reform enacted a new global intangible low-taxed income (GILTI) provision that requires the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiaries' tangible assets. The taxable earnings can be offset by a limited deemed paid foreign tax credit with no carrybacks or carryforwards available. The Company is subject to the GILTI provisions. The Company accounts for the GILTI as a period cost and includes the effect in the period in which it is incurred and it is not included as a factor in the determination of deferred taxes.

A Global Minimum Tax (GMT) directive has been enacted by the Organization for Economic Cooperation and Development (OECD) and various foreign jurisdictions have implemented new laws based on the directive effective as of January 1, 2024. The GMT has been implemented by several international jurisdictions where the Company conducts its manufacturing operations. The adoption by these jurisdictions of the GMT requires that the Company's applicable foreign operations include in their income tax expense an additional “top-up” tax that achieves a corporate minimum effective tax rate of 15% if the overall adjusted effective tax rate is less than 15% for the jurisdiction. The Company has included in its income tax expense for the calendar year ended December 31, 2024 an estimated amount of GMT for its foreign subsidiaries as required under the applicable GMT rules of the jurisdictions that have adopted the GMT directives.

The Company incurred a total Transition Tax liability of $80.5 million after reduction for net operating loss carryforwards, U.S. tax credit carryforwards and foreign tax credit carryforwards that were allowed to be utilized against its total tax liability as of December 31, 2017. The Company made an election to pay the net tax liability in installments. The Company has a total Transition Tax liability remaining as of December 31, 2024 of $20.1 million. The Company intends to pay this remaining liability in 2025. The $20.1 million is included in current liabilities as of December 31, 2024.

During 2024, 2023 and 2022, the Company repatriated $55.0 million, $70.0 million and $20.0 million, respectively, of foreign earnings to the United States. As of December 31, 2024, the Company has approximately $514.3 million in cumulative undistributed foreign earnings related to its foreign subsidiaries. These earnings would not be subject to U.S. federal income tax if distributed to the Company. The Company changed its assertion during 2018 on its foreign subsidiaries earnings that are permanently reinvested. A certain amount of earnings from specific foreign subsidiaries are permanently reinvested, and certain foreign earnings from other specific foreign subsidiaries are considered to be non-permanently reinvested and are available for immediate distribution to the Company. Income taxes have been accrued on the non-permanently reinvested foreign earnings, including the 2017 Transition Tax, the U.S. tax on GILTI and any applicable foreign or local withholding taxes. The Company estimates that it has approximately $12.1 million of unrecognized deferred tax liabilities related to any remaining undistributed permanently reinvested foreign earnings that have not already been subject to the 2017 Transition Tax, the U.S. tax on GILTI, and any applicable foreign income tax or local withholding tax on cash distributions.

The tax effects of temporary differences that give rise to significant portions of the Company's deferred tax assets and liabilities were as follows:

	December 31,
(in thousands)	2024	2023
Deferred tax assets:
Carrying value of inventories	$3,904	$5,782
Accrued liabilities and allowances deductible for tax purposes on a cash basis	8,317	10,213
Goodwill	254	554
Stock-based compensation	5,973	5,853
Operating lease liabilities	30,063	33,260
Net operating loss carryforwards	26,014	12,662
Tax credit carryforwards	6,677	7,372
Research and experimentation	18,580	15,861
Interest rate swap and foreign exchange hedging	970	—
Other	10,484	8,540
Total gross deferred tax assets	111,236	100,097
Less: valuation allowance	(26,657)	(18,502)
Total net deferred tax assets	84,579	81,595
Deferred tax liabilities:
Plant and equipment, due to differences in depreciation	(11,469)	(10,652)
Operating lease right-of-use assets	(29,802)	(32,999)
Intangible assets, due to differences in amortization	(7,830)	(8,946)
Foreign taxes	(898)	(898)
Interest rate swap and foreign exchange hedging	—	(52)
Other	(688)	(1,105)
Total gross deferred tax liabilities	(50,687)	(54,652)
Total net deferred tax assets	$33,892	$26,943
The net deferred tax assets are classified as follows:
Long-term assets	$33,892	$26,943
Long-term liabilities	—	—
Total net deferred tax assets	$33,892	$26,943

All of the Company's deferred tax assets and liabilities are classified as long-term on the consolidated balance sheets as of December 31, 2024 and 2023. Deferred tax assets and liabilities are offset for each tax jurisdiction and presented as a single net long-term amount on the consolidated balance sheet.

During 2024 and 2023, the Company incurred and capitalized certain research and experimentation expenses that are required to be capitalized as an amortizable asset under Internal Revenue Code (IRC) Section 174 and to be amortized over a period of five years. This requirement is based on the implementation of the U.S. Tax Reform Act of 2017 and became effective on January 1, 2022. As of December 31, 2024, the Company's net deferred tax asset from capitalized research and experimentation expenses was $18.6 million.

The net change in the Company's valuation allowance for 2024, 2023 and 2022 was a $8.2 million increase, $0.2 million decrease and a less than $0.1 million increase, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. As of December 31, 2024, based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances.

As of December 31, 2024, the Company has U.S. state operating loss carryforwards of approximately $20.5 million which will expire from 2037 to 2044; foreign operating loss carryforwards of approximately $11.7 million with indefinite carryforward periods; and foreign operating loss carryforwards of approximately $76.9 million which will expire at varying dates through 2034. The utilization of these net operating loss carryforwards is limited to the future operations of the Company in the tax jurisdictions in which such carryforwards arose. The Company has state tax credit carryforwards of $0.1 million which will expire at varying dates through 2026. The Company also has U.S. research and development tax credit carryforwards of $6.6 million which will expire from 2038 through 2044.

The Company has been granted certain tax incentives, including tax holidays, for its subsidiaries in Thailand and China that expire at various dates, unless extended or otherwise renegotiated and are subject to certain conditions with which the Company expects to comply. The tax incentives in Thailand will expire on December 31, 2030. The tax incentives in China will expire on December 31, 2026. In the fourth quarter of 2024, the Company was awarded a China tax holiday retroactive to January 1, 2024 through December 31, 2026. The tax holiday reduces the statutory tax rate from 25% to 15%. The net impact of the current tax incentives was to lower income tax expense for 2024, 2023, and 2022 by approximately $5.8 million (approximately $0.16 per diluted share), $6.3 million (approximately $0.17 per diluted share) and $9.0 million (approximately $0.25 per diluted share), respectively, as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Thailand	$4,110	$4,923	$8,362
China	1,663	1,338	643
Total tax incentives	$5,773	$6,261	$9,005

The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the consolidated financial statements. As of December 31, 2024, the total amount of the reserve for uncertain tax benefits, including interest and penalties, was $7.3 million.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

	December 31,
(in thousands)	2024	2023	2022
Balances as of the beginning of the year	$9,061	$9,061	$9,121
Additions related to current year tax positions	—	—	—
Additions related to prior year tax positions	—	—	—
Decreases related to prior year tax positions	(1,775)	—	—
Decreases related to lapse of statutes	—	—	(60)
Balances as of the end of the year	$7,286	$9,061	$9,061

During 2024, there were decreases of prior year tax positions due to settlements of tax examinations. During 2023, there were no uncertain tax position changes. During 2022, the Company released less than $0.1 million of uncertain tax benefits related to lapse of statutes.

The reserve is classified as a current or long-term liability on the consolidated balance sheet based on the Company’s expectation of when the items will be settled. The Company records interest expense and penalties accrued in relation to uncertain tax benefits as a component of current income tax expense. As of December 31, 2024, the Company did not have any accrued potential interest on unrecognized tax benefits included in the reserve.

The Company and its subsidiaries in Brazil, China, Ireland, Malaysia, Mexico, Netherlands, Romania, Singapore, Thailand and the United States remain open to examination by the various local taxing authorities, in total or in part, for fiscal years 2018 to 2024. During the course of such income tax examinations, disputes may occur as to matters of fact or law. Also, in most tax jurisdictions, the passage of time without examination will result in the expiration of applicable statutes of limitations thereby precluding examination of the tax period(s) for which such statute of limitation has expired. The Company believes that it has adequately provided for its tax liabilities.

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

Disaggregation of Revenue

The following tables provide a summary of the Company's revenue disaggregated by market sector and a reconciliation of the disaggregated revenue to the Company's revenue by reportable operating segment:

	Year Ended December 31, 2024
(in thousands)	Americas	Asia	Europe	Total
Market sector:
Semi-Cap	$212,466	$389,630	$121,139	$723,235
Industrial	130,280	331,222	111,769	573,271
Medical	236,070	167,617	46,996	450,683
A&D	370,486	15,468	48,014	433,968
AC&C	328,400	146,478	70	474,948
External revenue	1,277,702	1,050,415	327,988	2,656,105
Elimination of intersegment sales	52,659	40,734	11,349	104,742
Segment revenue	$1,330,361	$1,091,149	$339,337	$2,760,847

	Year Ended December 31, 2023
(in thousands)	Americas	Asia	Europe	Total
Market sector:
Semi-Cap	$262,117	$283,870	$100,305	$646,292
Industrial	127,491	345,465	123,522	596,478
Medical	329,816	182,532	44,204	556,552
A&D	304,932	29,153	27,446	361,531
AC&C	509,631	168,436	56	678,123
External revenue	1,533,987	1,009,456	295,533	2,838,976
Elimination of intersegment sales	77,796	46,482	4,302	128,580
Segment revenue	$1,611,783	$1,055,938	$299,835	$2,967,556

	Year Ended December 31, 2022
(in thousands)	Americas	Asia	Europe	Total
Market sector:
Semi-Cap	$286,322	$357,634	$78,146	$722,102
Industrial	89,949	363,398	140,258	593,605
Medical	319,823	228,571	44,500	592,894
A&D	286,230	43,701	17,654	347,585
AC&C	428,630	201,073	442	630,145
External revenue	1,410,954	1,194,377	281,000	2,886,331
Elimination of intersegment sales	64,976	57,100	3,100	125,176
Segment revenue	$1,475,930	$1,251,477	$284,100	$3,011,507

The timing of revenue recognition, billings and cash collections result in billed accounts receivable, contract assets and advance payments from customers. During 2024, 2023 and 2022, 86.8%, 87.9% and 90.8%, respectively, of the Company’s revenue was recognized as products and services were transferred over time.

Contract assets primarily relate to the Company’s right to consideration for work completed but not billed to the customer as of period end. Contract asset balances are transferred to trade accounts receivable when the rights become unconditional.

A summary of activity related to the Company's contract assets follows:

	Year Ended December 31,
(in thousands)	2024	2023
Balance as of the beginning of the year	$174,979	$183,613
Revenue recognized	2,304,221	2,495,298
Amounts collected or invoiced	(2,311,622)	(2,503,932)
Balance as of the end of the period	$167,578	$174,979

As of December 31, 2024 and 2023, the Company had $143.6 million and $204.9 million, respectively, in advance payments from customers. Of those amounts $132.5 million and $191.6 million, respectively, were related to both customer deposits and prepayments of inventory and $11.1 million and $13.3 million, respectively, were related to the contractual timing of payments. The advance payments are not considered a significant financing component because they are used to meet working capital demands of a contract, offset inventory risks and protect the Company from the failure of other parties to fulfill obligations under a contract.

Note 10—Segment, Geographic Information and Major Customer

The Company’s Chief Executive Officer is our Chief Operating Decision Maker (CODM) who evaluates how resources are allocated, assesses performance and makes strategic and operational decisions. The Company currently has manufacturing facilities in the Americas, Asia and Europe to serve its customers. The Company is operated and managed geographically, and management evaluates performance and allocates the Company’s resources on a geographic basis. We provide manufacturing services, design and engineering services, and technology solutions in the Americas, Asia and Europe. Intersegment sales are generally recorded at prices that approximate arm’s length transactions. Operating segments’ measure of profitability is based on income from operations. Corporate and intersegment eliminations include (1) corporate expenses not allocated to the Company’s three reporting segments, which are primarily general and administrative expenses such as corporate employee payroll and benefit costs and corporate facility costs, and (2) income from operations on intersegment sales between reporting segments. Corporate functions include legal, finance, tax, treasury, information technology, risk management, human resources, business development and other administrative functions. The accounting policies for the reportable operating segments are the same as for the Company taken as a whole. The Company has three reportable operating segments: Americas, Asia, and Europe.

Information about the Company's operating segments follows:

(in thousands)	Americas	Asia	Europe	Total
2024
Sales from external customers	$1,277,702	$1,050,415	$327,988	$2,656,105
Intersegment sales	52,659	40,734	11,349	104,742
	$1,330,361	$1,091,149	$339,337	$2,760,847

Reconciliation of sales
Elimination of intersegment sales				(104,742)
Sales				$2,656,105

Less:
Cost of sales	1,201,073	895,842	292,115
Selling, general and administrative expenses	31,064	13,878	9,601
Other(1)	5,350	387	4
Segment income from operations	$40,215	$140,308	$26,268	$206,791

Reconciliation of income before income taxes
Other - corporate and eliminations(2)				(97,380)
Interest expense				(26,922)
Interest income				10,208
Other (expense) income, net				(8,802)
Income before income taxes				$83,895

(in thousands)	Americas	Asia	Europe	Total
2023
Sales from external customers	$1,533,987	$1,009,456	$295,533	$2,838,976
Intersegment sales	77,796	46,482	4,302	128,580
	$1,611,783	$1,055,938	$299,835	$2,967,556

Reconciliation of sales
Elimination of intersegment sales				(128,580)
Sales				$2,838,976

Less:
Cost of sales	1,431,551	871,882	269,878
Selling, general and administrative expenses	30,905	13,096	8,108
Other(1)	8,047	199	167
Segment income from operations	$63,484	$124,279	$17,380	$205,143

Reconciliation of income before income taxes
Other - corporate and eliminations(2)				(95,479)
Interest expense				(31,875)
Interest income				6,256
Other (expense) income, net				(2,825)
Income before income taxes				$81,220

(in thousands)	Americas	Asia	Europe	Total
2022
Sales from external customers	$1,410,954	$1,194,377	$281,000	$2,886,331
Intersegment sales	64,976	57,100	3,100	125,176
	$1,475,930	$1,251,477	$284,100	$3,011,507

Reconciliation of sales
Elimination of intersegment sales				(125,176)
Sales				$2,886,331

Less:
Cost of sales	1,321,316	1,047,354	257,493
Selling, general and administrative expenses	29,654	12,067	6,621
Other(1)	4,781	305	—
Segment income from operations	$55,203	$134,651	$16,886	$206,740

Reconciliation of income before income taxes
Other - corporate and eliminations(2)				(116,671)
Interest expense				(12,894)
Interest income				1,730
Other (expense) income, net				5,437
Income before income taxes				$84,342

(1) Includes expenses for amortization of intangible assets and restructuring charges and other costs.

(2) Includes corporate expenses for unallocated expenses, amortization of intangible assets and restructuring charges and other costs and elimination of intersegment cost of sales.

	Year Ended December 31,
(in thousands)	2024	2023	2022
Depreciation and amortization:
Americas	$21,136	$20,940	$19,574
Asia	10,277	9,746	10,192
Europe	3,596	3,226	3,289
Corporate	11,135	11,498	11,197
Total depreciation and amortization	$46,144	$45,410	$44,252

Capital expenditures:
Americas	$13,692	$38,627	$30,105
Asia	14,049	25,286	10,534
Europe	3,585	7,098	4,509
Corporate	1,927	6,728	1,626
Total capital expenditures	$33,253	$77,739	$46,774

	December 31,
(in thousands)	2024	2023
Assets:
Americas	$866,595	$1,064,047
Asia	821,252	769,744
Europe	225,872	222,591
Corporate	225,745	218,373
Total assets	$2,139,464	$2,274,755

Geographic sales information about the Company's sales is determined based on the destination of the product shipped. Long-lived assets information is determined based on the physical location of the assets and includes property, plant and equipment, net, operating lease right-of-use assets and other long-term assets, net.

A summary of the Company's geographic sales and long-lived assets follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Geographic sales:
United States	$1,488,297	$1,737,144	$1,569,232
Singapore	463,553	383,914	457,889
Other Asia	215,898	210,927	332,144
Europe	406,514	402,514	387,276
Other	81,843	104,477	139,790
Total sales	$2,656,105	$2,838,976	$2,886,331

	December 31,
(in thousands)	2024	2023
Long-lived assets:
United States	$215,536	$231,740
Asia	89,249	79,203
Europe	39,936	42,934
Other	64,506	66,072
Total long-lived assets	$409,227	$419,949

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

Sales to the Company's ten largest customers represented 50%, 52% and 52% of our consolidated sales for 2024, 2023 and 2022, respectively.

The Company had sales to the following customer that exceeded 10% of the Company's consolidated sales:

	Year Ended December 31,
	2024	2023	2022
Applied Materials, Inc. and subsidiaries	14%	12%	15%

Sales attributable to this customer were reported in the Americas and Asia operating segments.

As of December 31, 2024 and 2023, the Company had one customer whose gross accounts receivable exceeded 10% of consolidated gross accounts receivable. This customer represented 12% and 16% of consolidated gross accounts receivable as of December 31, 2024 and 2023, respectively.

Note 11—Accounts Receivable Sale Program

As of December 31, 2024, in connection with a trade accounts receivable sale program with unaffiliated financial institutions, the Company may elect to sell, at a discount, on an ongoing basis, up to a maximum of $200.0 million of specific accounts receivable at any one time.

During 2024, 2023 and 2022, the Company sold $600.0 million, $565.4 million and $445.4 million, respectively, of accounts receivable under this program, and in exchange, the Company received cash proceeds of $595.9 million, $560.9 million and $443.6 million, respectively, net of the discount. The Company recognizes the loss on sale resulting from the discount in other (expense) income, net in its consolidated statements of income.

Note 12—Financial Instruments

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

The Company utilizes forward currency exchange contracts to manage its foreign currency exposure. These instruments are designated as cash flow hedges and the changes in fair value of the derivatives are recorded in accumulated other comprehensive loss on the consolidated balance sheet until earnings are affected by the variability of the cash flows. During 2024, the Company recorded an unrealized loss of $6.4 million ($4.8 million net of tax) on the forward currency exchange contracts in other comprehensive income (loss) and transferred unrealized gains of $0.6 million to cost of sales. During 2023, the Company recorded an unrealized gain of $2.3 million ($1.7 million net of tax) on the forward currency exchange contracts in other comprehensive income (loss) and transferred unrealized gains of $3.1 million to cost of sales. During 2022, the Company recorded an unrealized gain of $0.6 million ($0.4 million net of tax) on the forward currency exchange contracts in other comprehensive income (loss) and transferred unrealized gains of $0.5 million to cost of sales. The Company also has forward currency exchange contracts in place as of December 31, 2024 that have not been designated as accounting hedges and, therefore, changes in fair value are recorded in other (expense) income, net in the consolidated statements of income.

As of December 31, 2024, the fair value estimates for the Company’s forward currency exchange contracts were based on Level 2 inputs of the fair value hierarchy, which includes obtaining directly or indirectly observable values from third parties active in the relevant markets. Inputs in the fair value of the foreign currency forward contracts include prevailing forward and spot prices for currencies. The Company enters into forward currency exchange contracts for its operations in Mexico, Europe and Asia.

The Company utilizes an interest rate swap agreement to hedge a portion of its interest rate exposure on outstanding borrowings under the Credit Agreement. The Company entered into a new interest rate swap agreement on July 20, 2023 and as of December 31, 2024, the notional amount of this interest rate swap agreement was $123.0 million. Under the interest rate swap agreement, the Company receives variable rate interest payments based on the one-month SOFR rate and pays fixed rate interest payments. The fixed interest rate for the contract is 4.039%. The effect of the swap is to convert a portion of the floating rate interest expense to fixed interest rate expense. Based on the terms of the interest rate swap contract and the underlying borrowings outstanding under the Credit Agreement, the interest rate contract was determined to be highly effective, and thus qualifies and has been designated as a cash flow hedge. As such, changes in the fair value of the interest rate swap are recorded in accumulated other comprehensive loss on the consolidated balance sheet until earnings are affected by the variability of cash flows. As of December 31, 2023, the notional amount of the Company's previous interest rate swap agreement was $127.1 million and the fixed interest rate for the contract was 4.039%.

During 2024, the Company recorded an unrealized gain of $2.3 million ($1.8 million net of tax) on interest rate swaps in other comprehensive income (loss). During 2023, the Company recorded an unrealized loss of $3.1 million ($2.3 million net of tax) on the previous interest rate swap in other comprehensive income (loss). During 2022, the Company recorded an unrealized gain of $5.0 million ($3.7 million net of tax) on the previous interest rate swap in other comprehensive income (loss). See Note 13.

As of December 31, 2024 and 2023, the fair value estimates for the Company’s respective interest rate swap agreements were based on Level 2 inputs of the fair value hierarchy, as the Company obtained the valuation from a third party active in relevant markets. The valuation of the interest rate swap agreements is primarily measured through various pricing models and discounted cash flow analysis that incorporate observable market parameters, such as interest rate yield curves and volatility.

The fair values of the Company’s derivative instruments were as follows:

		December 31,	December 31,
(in thousands)	Balance Sheet Location	2024	2023
Derivatives designated as hedging instruments:
Forward currency exchange contracts	Other long-term assets (liabilities)	$(3,745)	$2,664
Interest rate swap agreement	Other long-term assets (liabilities)	(114)	(2,458)

Financial instruments that subject the Company to credit risk consist of cash and cash equivalents, restricted cash and trade accounts receivable. The Company maintains cash and cash equivalents with recognized financial institutions. One of the most significant credit risks is the ultimate realization of accounts receivable. This risk is mitigated by (i) sales generally are to well established companies, (ii) performing ongoing credit evaluation of customers, and (iii) engaging in frequent contact with customers, thus enabling management to monitor current changes in their business operations and respond accordingly. Management believes its allowance for doubtful accounts is adequate as of December 31, 2024. Concentrations of credit risk related to trade accounts receivable resulting from sales to major customers are discussed in Note 10.

Note 13—Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component were as follows:

(in thousands)	Foreign Currency Translation Adjustments	Derivative Instruments, Net of Tax	Other	Total
Balances, December 31, 2021	$(12,729)	$(3,372)	$(1,057)	$(17,158)
Other comprehensive gain (loss) before reclassifications	(3,148)	4,641	(87)	1,406
Amounts reclassified from accumulated other comprehensive loss	—	(481)	—	(481)
Total other comprehensive income (loss)	(3,148)	4,160	(87)	925
Balances, December 31, 2022	$(15,877)	$788	$(1,144)	$(16,233)
Other comprehensive gain (loss) before reclassifications	2,119	2,444	37	4,600
Amounts reclassified from accumulated other comprehensive loss	845	(3,072)	—	(2,227)
Total other comprehensive income (loss)	2,964	(628)	37	2,373
Balances, December 31, 2023	$(12,913)	$160	$(1,107)	$(13,860)
Other comprehensive gain (loss) before reclassifications	(4,533)	(2,459)	196	(6,796)
Amounts reclassified from accumulated other comprehensive loss	—	(585)	—	(585)
Total other comprehensive income (loss)	(4,533)	(3,044)	196	(7,381)
Balances, December 31, 2024	$(17,446)	$(2,884)	$(911)	$(21,241)

See Note 12 for further discussion about the Company’s derivative instruments.

Note 14—Employee Benefit Plans

The Company has defined contribution plans qualified under Section 401(k) of the Internal Revenue Code for the benefit of all its U.S. employees. The Company’s contributions to the plans are based on employee contributions and compensation. During 2024, 2023 and 2022, the Company made contributions to the U.S. plans of approximately $7.0 million, $7.3 million and $6.5 million, respectively. The Company also has defined contribution plans for certain of its international employees primarily dictated by the customs of the regions in which it operates. During 2024, the Company made contributions to the international plans of approximately $0.3 million. During 2023 and 2022, the Company made contributions to the international plans of approximately $0.1 million each year.

Note 15—Contingencies

On January 7, 2025, our Guadalajara subsidiary Benchmark Electronics de Mexico S. de R.L. de C.V. (Benchmark Guadalajara) received a tax assessment from the Jalisco, Mexico office of customs and taxing authorities (Servicio de Administracion Tributaria (SAT)) asserting that Benchmark Guadalajara owes approximately $12.0 million in import duties, customs penalties, fees and surcharges relating to goods imported by Benchmark Guadalajara into Mexico in the first quarter of 2016. Benchmark Guadalajara disagrees with the findings in the tax assessment and is pursuing available administrative and judicial appeals and related reimbursement and offset opportunities. It is reasonably possible that Benchmark Guadalajara will be required to make a payment to satisfy the assessment levied by SAT; however, the Company believes the administrative and judicial appeals may ultimately prove successful and an estimate of loss cannot be made at this time.

The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Note 16—Restructuring Charges and Other Costs

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

During 2024, 2023 and 2022, the Company recognized $6.3 million, $7.3 million and $5.7 million of restructuring charges. In 2024, these changes primarily related to capacity and workforce reductions at its sites in the Americas. In 2023 and 2022, these charges primarily related to the previously announced closures of its sites in San Jose, California, Angleton, Texas, and Moorpark, California in the Americas, and other smaller activities involving capacity reductions and reductions in workforce in certain facilities across various regions. San Jose, California operations ceased, and all restructuring activity was complete as of March 31, 2022. Angleton, Texas operations ceased, and all restructuring activity was complete as of June 30, 2022 upon the disposition of the facility. Moorpark, California operations ceased as of March 31, 2023 with restructuring activity substantially complete by the end 2023. Accrued restructuring costs are included in accrued liabilities on the consolidated balance sheet.

The following table summarizes the 2024 activity in accrued restructuring costs:

(in thousands)	Balances as of December 31, 2023	Restructuring Charges	Cash Payments	Non-Cash Activity	Balances as of December 31, 2024
Severance costs	$35	$4,844	$(4,670)	$—	$209
Lease facility costs	9	(9)	—	—	—
Other exit costs	81	1,501	(1,582)	—	—
Total accrued restructuring costs	$125	$6,336	$(6,252)	$—	$209

The components of restructuring charges during 2024 were as follows:

	Year Ended December 31, 2024
(in thousands)	Americas	Asia	Europe	Total
Severance costs	$4,473	$371	$—	$4,844
Lease facility costs	—	(9)	—	(9)
Other exit costs	1,501	—	—	1,501
Total restructuring charges	$5,974	$362	$—	$6,336

The following table summarizes the 2023 activity in accrued restructuring costs:

(in thousands)	Balances as of December 31, 2022	Restructuring Charges	Cash Payments	Non-Cash Activity	Balances as of December 31, 2023
Severance costs	$3,683	$4,508	$(8,156)	$—	$35
Lease facility costs	17	176	(184)	—	9
Other exit costs	81	2,643	(2,643)	—	81
Total accrued restructuring costs	$3,781	$7,327	$(10,983)	$—	$125

The components of restructuring charges during 2023 were as follows:

	Year ended December 31, 2023
(in thousands)	Americas	Asia	Europe	Total
Severance costs	$4,226	$—	$282	$4,508
Lease facility costs	176	—	—	176
Other exit costs	2,640	—	3	2,643
Total restructuring charges	$7,042	$—	$285	$7,327

The following table summarizes the 2022 activity in accrued restructuring costs:

(in thousands)	Balances as of December 31, 2021	Restructuring Charges	Cash Payments	Non-Cash Activity	Balances as of December 31, 2022
Severance costs	$3,257	$2,428	$(1,713)	$(289)	$3,683
Lease facility costs	17	1,261	(1,261)	—	17
Other exit costs	237	2,021	(2,056)	(121)	81
Total accrued restructuring costs	$3,511	$5,710	$(5,030)	$(410)	$3,781

The components of restructuring charges during 2022 were as follows:

	Year ended December 31, 2022
(in thousands)	Americas	Asia	Europe	Total
Severance costs	$2,298	$130	$—	$2,428
Lease facility costs	1,261	—	—	1,261
Other exit costs	2,021	—	—	2,021
Total restructuring charges	$5,580	$130	$—	$5,710

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Benchmark Electronics, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Benchmark Electronics, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Evaluation of income tax expense

As discussed in Notes 1 and 8 to the consolidated financial statements, the Company has recorded income tax expense of $20.6 million for the year ended December 31, 2024. The Company serves international markets and is subject to income taxes in the United States and foreign jurisdictions, which affect the Company’s income tax expense. Income tax expense is an estimate based on the Company’s understanding of current enacted tax laws and tax rates of each tax jurisdiction.

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

February 21, 2025

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

The Audit Committee of the Board of Directors, composed exclusively of independent, outside directors, has reviewed all financial data included in this Report and recommended to the full Board the inclusion of the audited financial statements contained in the Report. The committee meets periodically with the Company’s management and independent registered public accountants on financial reporting matters. The independent registered public accountants have complete access to the Audit Committee and may meet with the committee, without management present, to discuss their audit results and opinions on the quality of financial reporting.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included in Part II, Item 8 of this Report.

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

Item 9B. Other Information

Insider Trading Arrangement Adoptions and Modifications

During the three months ended December 31, 2024, no director or officer adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item can be found in the Company’s Proxy Statement for the 2025 Annual Meeting of Shareholders (the 2025 Proxy Statement) to be filed with the SEC not later than 120 days after the end of the Company’s fiscal year ended December 31, 2024 and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item can be found in the 2025 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth certain information relating to our equity compensation plans as of December 31, 2024:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	1,601,912	$23.14	1,816,594
Equity compensation plans not approved by security holders	—	—	—
Total	1,601,912	23.14	1,816,594

The number of securities in the table above includes 1,601,492 restricted stock units and performance-based restricted stock units. The weighted-average exercise price does not take these awards into account.

Additional information required by this item can be found in the 2025 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item can be found in the 2025 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Our independent registered public accounting firm is KPMG LLP, Phoenix, Arizona, Auditor Firm ID: 185. The information required by this item can be found in the 2025 Proxy Statement and is incorporated herein by reference.

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

(b) Exhibits

The list of exhibits filed with this Report is set forth in the Exhibit Index immediately below and is incorporated herein by reference.

BENCHMARK ELECTRONICS, INC.

Exhibit Index

Exhibit No.	Exhibit Description

2.1	Purchase Agreement dated October 20, 2015 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated November 12, 2015 (Commission file number 1-10560))

3.1	Restated Certificate of Formation dated May 17, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 17, 2016) (Commission file number 1-10560)

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

10.19 (1)

Employment Agreement, dated February 26, 2019, between the Company and Jeffrey W. Benck (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 28, 2019 (Commission file number 1-10560))

10.20 (1)

Benchmark Electronics, Inc. 2019 Omnibus Incentive Compensation Plan (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed April 5, 2019) (Commission file number 1-10560)

10.20.1 (1)

First Amendment to the Benchmark Electronics, Inc. 2019 Omnibus Incentive Compensation Plan (incorporated herein by reference to Annex A to the Company's Revised Definitive Proxy Statement on Schedule 14A filed on April 15, 2022 (Commission file number 1-10560))

10.21 (1)

Form of restricted stock unit award agreement for use under the 2019 Plan (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (Commission file number 1-10560))

10.22 (1)

Form of performance-based restricted stock unit award agreement for use under the 2019 Plan (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (Commission file number 1-10560))

10.23 (1)

Description of Compensation Terms with Chief Financial Officer, effective as of October 8, 2024, by and between Benchmark Electronics, Inc. and Bryan Schumaker (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 (Commission file number 001-10560))

14.1	Code of Conduct (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (Commission file number 1-10560))

19.1 (2)	Benchmark Electronics, Inc. Securities Trading Policy

21.1 (2)	Subsidiaries of Benchmark Electronics, Inc.

23.1 (2)	Consent of Independent Registered Public Accounting Firm

31.1 (2)	Section 302 Certification of Chief Executive Officer

31.2 (2)	Section 302 Certification of Chief Financial Officer

Exhibit No.	Exhibit Description
32.1 (3)	Section 1350 Certification of Chief Executive Officer

32.2 (3)	Section 1350 Certification of Chief Financial Officer

97.1 (2)	Benchmark Electronics, Inc. Clawback Policy

101.INS (2)	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH (2)	Inline XBRL Taxonomy Extension Schema Document

104 (2)	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101

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

BENCHMARK ELECTRONICS, INC.
By:	/s/ Jeffrey W. Benck
Jeffrey W. Benck
President and Chief Executive Officer
Date:	February 24, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Name	Position	Date

/s/ David W. Scheible	Chairman of the Board	February 24, 2025
David W. Scheible

/s/ Jeffrey W. Benck	President, Chief Executive Officer and Director	February 24, 2025
Jeffrey W. Benck	(principal executive officer)

/s/ Bryan R. Schumaker	Chief Financial Officer	February 24, 2025
Bryan R. Schumaker	(principal financial and accounting officer)

/s/ Douglas Britt	Director	February 24, 2025
Douglas Britt

/s/ Anne De Greef-Safft	Director	February 24, 2025
Anne De Greef-Safft

/s/ Robert K. Gifford	Director	February 24, 2025
Robert K. Gifford

/s/ Ramesh Gopalakrishnan	Director	February 24, 2025
Ramesh Gopalakrishnan

/s/ Kenneth T. Lamneck	Director	February 24, 2025
Kenneth T. Lamneck

/s/ Jeffrey S. McCreary	Director	February 24, 2025
Jeffrey S. McCreary

/s/ Lynn A. Wentworth	Director	February 24, 2025
Lynn A. Wentworth