Form 10-K/A
period 2024-12-31
BENCHMARK ELECTRONICS INC
filed 2025-02-27
CIK 863436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to the Annual Report on Form 10-K of Benchmark Electronics, Inc. (the “Company”) for the fiscal year ended December 31, 2024, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 24, 2025 (the “Original Filing”), is being filed solely to correct the date of the Report of Independent Registered Public Accounting Firm included in Part II, Item 8 of the Original Filing. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is also including the entire text of Part II, Item 8 of the Original Filing in this Amendment No. 1. However, there have been no changes to the text of such Part II, Item 8 other than the change stated in the first sentence of this paragraph.

Pursuant to the rules of the SEC, Part IV, Item 15 has also been amended to contain the currently dated certifications from the Company’s principal executive officer and principal financial officer pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.3/31.4 and 32.3/32.4, respectively. As this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 or 308 of Regulation S-K, paragraphs 4 and 5 of the certifications pursuant to Section 302 have been omitted.

Except as described above or as otherwise expressly provided by the terms of this Amendment No. 1, no other changes have been made to the Original Filing. This Amendment No. 1 continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing. This Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing. Capitalized terms used herein and not otherwise defined are defined as set forth in the Original Filing.

TABLE OF CONTENTS

		Page
PART II

Item 8.	Financial Statements and Supplementary Data	1

PART IV

Item 15.	Exhibits and Financial Statement Schedules	33

	SIGNATURES	37

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

February 24, 2025

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

19.1

Benchmark Electronics, Inc. Securities Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (Commission file number 1-10560))

21.1

Subsidiaries of Benchmark Electronics, Inc. (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (Commission file number 1-10560))

23.1

Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (Commission file number 1-10560))

Exhibit No.	Exhibit Description
31.1

Section 302 Certification of Chief Executive Officer (incorporated by reference to Exhibit 31.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (Commission file number 1-10560))

31.2

Section 302 Certification of Chief Financial Officer (incorporated by reference to Exhibit 31.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (Commission file number 1-10560))

31.3 (2)	Section 302 Certification of Chief Executive Officer

31.4 (2)	Section 302 Certification of Chief Financial Officer

32.1

Section 1350 Certification of Chief Executive Officer (incorporated by reference to Exhibit 32.1 furnished with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (Commission file number 1-10560))

32.2

Section 1350 Certification of Chief Financial Officer (incorporated by reference to Exhibit 32.2 furnished with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (Commission file number 1-10560))

32.3 (3)	Section 1350 Certification of Chief Executive Officer

32.4 (3)	Section 1350 Certification of Chief Financial Officer

97.1

Benchmark Electronics, Inc. Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (Commission file number 1-10560))

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

BENCHMARK ELECTRONICS, INC.
By:	/s/ Jeffrey W. Benck
Jeffrey W. Benck
President and Chief Executive Officer
Date:	February 27, 2025