Form 10-Q
period 2025-03-31
BENCHMARK ELECTRONICS INC
filed 2025-05-01
CIK 863436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

Yes ☐ No ☑

As of April 28, 2025, there were 36,095,562 shares of common stock of Benchmark Electronics, Inc., par value $0.10 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
(in thousands, except par value)	2025	2024
Assets
Current assets:
Cash and cash equivalents	$355,340	$315,152
Restricted cash	—	12,875
Accounts receivable, net of allowance for doubtful accounts of $241	374,108	412,458
Contract assets	171,988	167,578
Inventories	560,285	553,654
Prepaid expenses and other current assets	43,571	42,512
Total current assets	1,505,292	1,504,229
Property, plant and equipment, net	224,258	225,097
Operating lease right-of-use assets	114,141	117,995
Goodwill	192,116	192,116
Deferred income taxes	35,207	33,892
Other long-term assets	64,605	66,135
Total assets	$2,135,619	$2,139,464
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$6,690	$6,737
Accounts payable	384,460	354,218
Advance payments from customers	127,858	143,614
Income taxes payable	22,823	22,119
Accrued liabilities	94,590	122,411
Total current liabilities	636,421	649,099
Long-term debt, net of current installments	268,946	250,457
Operating lease liabilities	106,438	108,997
Other long-term liabilities	19,116	17,598
Total liabilities	1,030,921	1,026,151
Shareholders’ equity:
Preferred stock, $0.10 par value; 5,000 shares authorized, none issued	—	—
Common stock, $0.10 par value; 145,000 shares authorized; issued and outstanding – 36,096 and 35,992, respectively	3,610	3,599
Additional paid-in capital	530,393	534,945
Retained earnings	587,794	596,010
Accumulated other comprehensive loss	(17,099)	(21,241)
Total shareholders’ equity	1,104,698	1,113,313
Total liabilities and shareholders’ equity	$2,135,619	$2,139,464

See the accompanying notes to the unaudited condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2025	2024
Sales	$631,764	$675,575
Cost of sales	568,584	608,167
Gross profit	63,180	67,408
Selling, general and administrative expenses	38,800	37,332
Amortization of intangible assets	1,204	1,204
Restructuring charges and other costs	11,417	3,343
Income from operations	11,759	25,529
Interest expense	(5,295)	(7,245)
Interest income	2,732	1,992
Other expense, net	(802)	(1,177)
Income before income taxes	8,394	19,099
Income tax expense	4,750	5,097
Net income	$3,644	$14,002
Earnings per share:
Basic	$0.10	$0.39
Diluted	$0.10	$0.38
Weighted-average number of shares outstanding:
Basic	36,052	35,810
Diluted	36,605	36,401

See the accompanying notes to the unaudited condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended March 31,
(in thousands)	2025	2024
Net income	$3,644	$14,002
Other comprehensive income:
Foreign currency translation adjustments	3,230	(1,537)
Unrealized gain on derivatives, net of tax	832	2,734
Other	80	43
Total other comprehensive income	4,142	1,240
Comprehensive income	$7,786	$15,242

See the accompanying notes to the unaudited condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(unaudited)

(in thousands)	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balances, December 31, 2024	35,992	$3,599	$534,945	$596,010	$(21,241)	$1,113,313
Net income	—	—	—	3,644	—	3,644
Other comprehensive loss	—	—	—	—	4,142	4,142
Dividends declared	—	—	—	(6,136)	—	(6,136)
Shares repurchased and retired	(202)	(20)	(2,252)	(5,724)	—	(7,996)
Stock-based compensation expense	—	—	4,397	—	—	4,397
Stock options exercised	1	—	4	—	—	4
Vesting of restricted stock units	468	47	(47)	—	—	—
Shares withheld for taxes	(163)	(16)	(6,654)	—	—	(6,670)
Balances, March 31, 2025	36,096	$3,610	$530,393	$587,794	$(17,099)	$1,104,698

(in thousands)	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balances, December 31, 2023	35,664	$3,566	$528,842	$560,537	$(13,860)	$1,079,085
Net income	—	—	—	14,002	—	14,002
Other comprehensive income	—	—	—	—	1,240	1,240
Dividends declared	—	—	—	(5,949)	—	(5,949)
Stock-based compensation expense	—	—	2,176	—	—	2,176
Stock options exercised	18	2	369			371
Vesting of restricted stock units	527	53	(53)	—	—	—
Shares withheld for taxes	(195)	(20)	(5,738)	—	—	(5,758)
Balances, March 31, 2024	36,014	$3,601	$525,596	$568,590	$(12,620)	$1,085,167

See the accompanying notes to the unaudited condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
(in thousands)	2025	2024
Cash flows from operating activities:
Net income	$3,644	$14,002
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	9,162	9,054
Amortization	2,606	2,540
Stock-based compensation expense	4,397	2,176
Provision for doubtful accounts	—	390
Deferred income taxes	(1,594)	(1,847)
Loss on the sale of property, plant and equipment	132	15
Changes in operating assets and liabilities:
Accounts receivable	39,870	30,960
Contract assets	(4,410)	(5,835)
Inventories	(5,182)	45,222
Prepaid expenses and other assets	(613)	(2,957)
Accounts payable	24,194	(20,259)
Advance payments from customers	(15,755)	(15,730)
Accrued liabilities	(26,254)	(11,833)
Operating leases	644	121
Income taxes	662	2,438
Net cash provided by operating activities	31,503	48,457
Cash flows from investing activities:
Additions to property, plant and equipment	(3,395)	(5,183)
Additions to capitalized purchased software	(761)	(720)
Proceeds from the disposal of property, plant and equipment	50	—
Other, net	—	(251)
Net cash used in investing activities	(4,106)	(6,154)
Cash flows from financing activities:
Borrowings under credit agreement	175,000	175,000
Principal payments on credit agreement	(156,641)	(190,820)
Dividends paid	(6,119)	(5,889)
Employee taxes paid with shares withheld	(6,670)	(5,758)
Proceeds from stock options exercised	4	371
Principal payments on finance leases	(47)	(45)
Share repurchases	(7,996)	—
Net cash used in financing activities	(2,469)	(27,141)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,385	(2,320)
Net increase in cash, cash equivalents and restricted cash	27,313	12,842
Cash, cash equivalents and restricted cash at the beginning of the year	328,027	283,213
Cash, cash equivalents and restricted cash at the end of the period	$355,340	$296,055

Supplemental cash flow information:
Income taxes paid, net	$5,680	$4,470
Interest paid	5,030	7,399
Non-cash investing activities:
Unpaid purchases of property, plant and equipment at the end of the period	10,371	1,714
Unpaid purchases of capitalized purchased software costs at the end of the period	526	1,320

See the accompanying notes to the unaudited condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(amounts in thousands, except per share data, unless otherwise noted)

(unaudited)

Note 1 – Basis of Presentation

Benchmark Electronics, Inc. (the Company) is a Texas corporation that provides advanced manufacturing services, which include design and engineering services and technology solutions. From initial product concept to volume production, including direct order fulfillment and aftermarket services, the Company has been providing integrated services and solutions to original equipment manufacturers (OEMs) since 1979. The Company serves the following market sectors: industrial, commercial aerospace and defense (A&D), medical technologies, semiconductor capital equipment (semi-cap), and advanced computing and communications (AC&C). The Company has manufacturing operations located in the United States and Mexico (the Americas), Asia and Europe.

The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC) relating to interim financial statements. The condensed consolidated financial statements reflect all normal and recurring adjustments necessary in the opinion of management for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2024 (the 2024 10-K).

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

Note 2 – New Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, “Improvements to Income Tax Disclosures (Topic 740)” (ASU 2023-09), which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the guidance and its impact to the financial statements.

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

Note 3 – Inventories

Inventory costs are summarized as follows:

	March 31,	December 31,
(in thousands)	2025	2024
Raw materials	$538,685	$528,424
Work in process	17,776	18,761
Finished goods	3,824	6,469
Total inventories	$560,285	$553,654

Note 4 – Goodwill and Other Intangible Assets

Goodwill allocated to the Company’s reportable operating segments follows:

(in thousands)	Americas	Asia	Total
Goodwill as of March 31, 2025 and December 31, 2024	$154,014	$38,102	$192,116

A summary of the Company’s acquired identifiable intangible assets and capitalized purchased software costs follows:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$100,084	$(77,917)	$22,167
Capitalized purchased software costs	45,604	(32,797)	12,807
Technology licenses	15,500	(15,500)	—
Trade names and trademarks	7,800	—	7,800
Other	868	(434)	434
Total intangible assets as of March 31, 2025	$169,856	$(126,648)	$43,208

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$100,041	$(76,675)	$23,366
Capitalized purchased software costs	44,316	(31,525)	12,791
Technology licenses	15,500	(15,500)	—
Trade names and trademarks	7,800	—	7,800
Other	868	(428)	440
Total intangible assets as of December 31, 2024	$168,525	$(124,128)	$44,397

A summary of the components of amortization expense, as presented in the consolidated statements of cash flows, follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Amortization of intangible assets	$1,204	$1,204
Amortization of capitalized purchased software costs	1,272	1,207
Amortization of debt costs	130	129
Total amortization expense	$2,606	$2,540

A summary of the future amortization expense related to the Company’s intangible assets held as of March 31, 2025 for each of the next five years follows (in thousands):

Year ending December 31,	Amortization Expense
Remaining nine months of 2025	$3,613
2026	4,817
2027	4,817
2028	4,817
2029	4,218
2030	24

Note 5 – Borrowing Facilities

Long-term debt consists of the following:

	March 31,	December 31,
(in thousands)	2025	2024
Revolving credit facility	$155,000	$135,000
Term loan	121,406	123,047
Less: unamortized debt issuance costs	(897)	(1,027)
Total long-term debt, including current installments	$275,509	$257,020

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

As of March 31, 2025, a portion of the $121.4 million outstanding debt under the Credit Agreement is effectively at a fixed interest rate of 4.039% resulting from a $121.4 million notional interest rate swap contract, which is discussed in Note 13. A commitment fee of 0.20% to 0.30% per annum (based on the debt to EBITDA ratio) on the unused portion of the Revolving Credit Facility is payable quarterly in arrears.

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

The Credit Agreement contains certain financial covenants related to interest coverage and debt leverage, and certain customary affirmative and negative covenants, including restrictions on the Company’s ability to incur additional debt and liens, pay dividends, repurchase shares, sell assets and merge or consolidate with other persons. Amounts due under the Credit Agreement could be accelerated upon specified events of default, including a failure to pay amounts due, breach of a covenant, material inaccuracy of a representation, or occurrence of bankruptcy or insolvency, subject, in some cases, to cure periods. As of March 31, 2025, the Company was in compliance with all of these covenants and restrictions.

As of March 31, 2025, the Company had $121.4 million in borrowings outstanding under the Term Loan Facility, $155.0 million in borrowings outstanding under the Revolving Credit Facility, and $4.4 million in letters of credit outstanding under the Revolving Credit Facility. As of March 31, 2025, the Company had $390.6 million available for future borrowings under the Revolving Credit Facility subject to compliance with financial covenants as to interest coverage and debt leverage, in addition to other debt covenant restrictions.

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

The components of lease expense were as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Finance lease costs:
Interest on lease liabilities	$2	$4
Operating lease costs	6,057	5,510
Short-term lease costs	135	226
Variable lease costs	493	473
Total lease costs	$6,687	$6,213

A summary of cash flow information related to leases follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$5,781	$5,199
Operating cash flows used for finance leases	2	4
Financing cash flows used for finance leases	47	45
Right-of-use assets obtained in exchange for new operating lease liabilities	255	2,059

A summary of other information about the Company's leases follows:

	March 31,	December 31,
(dollars in thousands)	2025	2024
Operating lease right-of-use assets	$114,141	$117,995
Finance lease liabilities, current (included in current installments of long-term debt)	$127	$174
Operating lease liabilities, current (included in accrued liabilities)	$16,517	$17,170
Operating lease liabilities, noncurrent	$106,438	$108,997
Weighted average remaining lease term – finance leases	0.7 yrs	0.9 yrs
Weighted average remaining lease term – operating leases	8.7 yrs	8.9 yrs
Weighted average discount rate – finance leases	4.8%	4.8%
Weighted average discount rate – operating leases	4.6%	4.6%

A summary of the Company's future annual minimum lease payments as of March 31, 2025 follows (in thousands):

Year ending December 31,	Operating Leases	Finance Leases
Remaining three months of 2025	$16,658	$129
2026	17,998	—
2027	16,079	—
2028	15,145	—
2029	14,694	—
2030 and thereafter	69,576	—
Total minimum lease payments	150,150	129
Less: imputed interest	(27,195)	(2)
Total present value of lease liabilities	$122,955	$127

Note 7 – Common Stock and Stock-Based Awards

Dividends

On March 10, 2025, the Board of Directors declared a quarterly cash dividend of $0.17 per share of the Company’s common stock to shareholders of record as of March 31, 2025. The dividend of $6.1 million was paid on April 11, 2025.

On March 12, 2024, the Board of Directors declared a quarterly cash dividend of $0.165 per share of the Company’s common stock to shareholders of record as of March 29, 2024. The dividend of $5.9 million was paid on April 12, 2024.

The Board of Directors currently intends to continue to pay quarterly dividends. However, the Company’s future dividend policy is subject to the Company’s compliance with applicable laws, and depends on, among other things, the Company’s results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in the Company’s debt agreements, and other factors that the Board of Directors may deem relevant. Dividend payments are not mandatory or guaranteed and no assurance is made that the Company will continue to pay a dividend in the future.

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

The Company repurchased 0.2 million shares during the three months ended March 31, 2025 for an aggregate of $8.0 million, at an average price of $39.48 per share. As of March 31, 2025, the Company had $141.5 million remaining under share repurchase authorizations.

Stock-Based Compensation

Under the 2019 Omnibus Incentive Compensation Plan (as amended, the 2019 Plan), the Company, upon approval of the Compensation Committee of the Board of Directors, may grant stock options, restricted shares, restricted stock units (both time-based and performance-based) and certain other forms of equity awards, or any combination thereof, to any director, officer, employee or consultant (including any prospective director, officer, employee or consultant) of the Company. Stock options (which have not been awarded since 2015) are granted to employees with an exercise price equal to the market price of the Company’s common stock on the date of grant, generally vest over a four-year period from the date of grant and typically have a term of 10 years. Time-based restricted stock units granted to employees generally vest over a three-year or four-year period from the date of grant and are subject to continued employment with the Company. Performance-based restricted stock units generally vest over a three-year performance cycle, which includes the year of the grant, and are based upon the Company’s achievement of specified performance metrics. Awards under the 2019 Plan to non-employee directors have historically been in the form of restricted stock units, which vest annually starting on the grant date. As of March 31, 2025, the Company had 1.3 million common shares available for issuance under the 2019 Plan.

All share-based payments to employees of the Company, including grants of employee stock options (last awarded in 2015), are recognized in the consolidated financial statements based on their grant date fair values. The total compensation costs recognized for stock-based awards were $4.4 million and $2.2 million for the three months ended March 31, 2025 and 2024, respectively. The future tax benefit of these stock-based awards as of the grant date was $0.4 million and $0.5 million for the three months ended March 31, 2025 and 2024, respectively. The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option pricing model. The fair values of restricted stock units and performance-based restricted stock units are determined based on the closing market price of the Company’s common stock on the date of grant. For performance-based restricted stock units, compensation cost is calculated taking into consideration the probability that the underlying performance goals will be achieved, which is monitored by management throughout the requisite service period. When it becomes probable, based on management’s expectation of the Company’s performance during the measurement period, that more or less than the previous estimate of the awarded shares will vest, an adjustment to compensation cost is recognized as a change in accounting estimate in the period the change is determined.

As of March 31, 2025, the unrecognized compensation costs and remaining weighted-average amortization periods related to stock-based awards were as follows:

(in thousands)	Time- Based Restricted Stock Units	Performance- Based Restricted Stock Units(1)
Unrecognized compensation cost	$35,713	$9,175
Remaining weighted-average amortization period	2.3 years	2.5 years

(1) Based on the probable achievement of the performance goals identified in each award.

The total cash received by the Company as a result of stock option exercises for the three months ended March 31, 2025 and 2024 was less than $0.1 million and $0.4 million, respectively. The actual tax benefit realized as a result of stock option exercises and the vesting of other share-based awards for the three months ended March 31, 2025 and 2024 were $2.2 million and $2.6 million, respectively. For both the three months ended March 31, 2025 and 2024, the total intrinsic value of stock options exercised were less than $0.1 million, respectively.

For performance-based restricted stock units granted during the three months ended March 31, 2025 and 2024, the number of performance-based restricted stock units that will ultimately be earned will not be determined until the end of the respective performance periods, and may vary from as low as zero to as high as 2.5 times the target number depending on the level of achievement of certain performance goals. The level of achievement of these goals is based upon the financial results of the Company for the last full calendar year within the performance period. The performance goals consist of certain levels of achievement using the following financial metrics: revenue, operating income margin, and return on invested capital. If the performance goals are not met based on the Company’s financial results, the applicable performance-based restricted stock units will not vest and will be forfeited. Shares subject to forfeited performance-based restricted stock units will be available for re-issuance under the Company’s 2019 Plan.

The following table summarizes activities relating to the Company’s stock options:

(in thousands, except per share data and years)	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	1	$23.14
Exercised	(1)	23.14
Forfeited or expired	—	23.14
Outstanding and exercisable as of March 31, 2025	—	$—	—	$—

The following table summarizes the activities related to the Company’s time-based restricted stock units:

(in thousands, except per share data)	Number of Units	Weighted- Average Grant Date Fair Value
Non-vested awards outstanding as of December 31, 2024	1,188	$28.30
Granted	403	42.21
Vested	(421)	27.35
Forfeited	(8)	26.51
Non-vested awards outstanding as of March 31, 2025	1,162	$33.87

The following table summarizes the activities related to the Company’s performance-based restricted stock units:

(in thousands, except per share data)	Number of Units	Weighted- Average Grant Date Fair Value
Non-vested awards outstanding as of December 31, 2024	414	$25.82
Granted(1)	141	42.21
Vested	(47)	25.97
Forfeited	(60)	25.97
Non-vested awards outstanding as of March 31, 2025	448	$17.66

(1) Represents target number of units that can vest based on the achievement of the performance goals.

Note 8 – Earnings Per Share

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

The following table sets forth the calculation of the Company’s basic and diluted earnings per share:

	Three Months Ended March 31,
(in thousands, except per share data)	2025	2024
Net income	$3,644	$14,002

Denominator for basic earnings per share	36,052	35,810
Incremental common shares attributable to outstanding restricted stock units	553	586
Incremental common shares attributable to exercise of dilutive options	—	5
Denominator for diluted earnings per share	36,605	36,401

Earnings per share:
Basic	$0.10	$0.39
Diluted	$0.10	$0.38

During the three months ended March 31, 2025 and 2024, there were no anti-dilutive stock options excluded from the computation of diluted earnings per share. Restricted stock units totaling less than 0.1 million common shares for both the three months ended March 31, 2025 and 2024 were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

Note 9 – Income Taxes

Income tax expense consists of the following:

	Three Months Ended March 31,
(in thousands)	2025	2024
Income before income taxes	$8,394	$19,099
Income tax expense	$4,750	$5,097
Effective tax rate	56.6%	26.7%

The Company’s effective income tax rate was 56.6% and 26.7%% for the three months ended March 31, 2025 and 2024, respectively, and differed from the U.S. federal statutory income tax rate of 21% primarily due to losses generated in a jurisdiction where no tax benefit can be recognized, the U.S. tax under the global intangible low-taxed income (GILTI) provisions, and the Global Minimum Tax (GMT) as defined under the Pillar Two directives of the Organization of Economic Co-operation and Development, partially offset by the benefit of tax incentives and tax holidays in foreign locations.

The Company has been granted certain tax incentives, including tax holidays, for its subsidiaries in Thailand and China that expire at various dates, unless extended or otherwise renegotiated and are subject to certain conditions with which the Company expects to comply. The tax incentives in Thailand will expire at various dates through December 31, 2030. In the fourth quarter of 2024, the Company was awarded a China tax holiday retroactive to January 1, 2024 through December 31, 2026. The tax holiday reduces the statutory tax rate from 25% to 15%. The net impact of these tax incentives was to lower foreign income tax expense for the three months ended March 31, 2025 and 2024 by approximately $1.5 million (approximately $0.04 per diluted share) and $0.8 million (approximately $0.02 per diluted share), respectively.

A summary of the Company’s tax incentives follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Thailand	$1,087	$804
China	458	—
Total tax incentives	$1,545	$804

As of March 31, 2025, the Company has a remaining transition tax liability of $20.1 million from the U.S. Tax Cuts and Jobs Act enacted in December 2017. The Company fully paid this liability in April 2025.

Determining the consolidated income tax expense, income tax liabilities and deferred tax assets and liabilities involves judgment. The Company calculates and provides for income taxes in each of the tax jurisdictions in which the Company operates, which involves estimating current tax exposures as well as making judgments regarding the recoverability of deferred tax assets in each jurisdiction. The estimates used could differ from actual results, which may have a significant impact on operating results in future periods.

Note 10 – Revenue

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

Disaggregation of Revenue

The following tables provide a summary of the Company’s revenue disaggregated by market sector and a reconciliation of the disaggregated revenue to the Company’s revenue by reportable operating segment:

	Three Months Ended March 31, 2025
(in thousands)	Americas	Asia	Europe	Total
Market sector:
Semi-Cap	$44,082	$124,242	$26,743	$195,067
Industrial	27,887	79,251	29,609	136,747
A&D	103,508	3,628	14,720	121,856
Medical	54,486	36,319	12,832	103,637
AC&C	44,163	30,294	—	74,457
External revenue	274,126	273,734	83,904	631,764
Elimination of intersegment sales	10,152	10,305	2,375	22,832
Segment revenue	$284,278	$284,039	$86,279	$654,596

	Three Months Ended March 31, 2024
(in thousands)	Americas	Asia	Europe	Total
Market sector:
Semi-Cap	$53,658	$81,899	$30,382	$165,939
Industrial	29,650	84,211	27,171	141,032
A&D	86,863	9,122	9,849	105,834
Medical	61,863	42,226	10,638	114,727
AC&C	116,632	31,394	17	148,043
External revenue	348,666	248,852	78,057	675,575
Elimination of intersegment sales	23,663	8,964	2,439	35,066
Segment revenue	$372,329	$257,816	$80,496	$710,641

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, contract assets and advance payments from customers. During the three months ended March 31, 2025 and 2024, 86.3% and 85.3%, respectively, of the Company’s revenue was recognized as products and services that were transferred over time.

Contract assets primarily relate to the Company’s right to consideration for work completed but not billed to the customer as of period end. Contract asset balances are transferred to trade accounts receivable when the rights become unconditional.

A summary of activity related to the Company’s contract assets follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Balance as of the beginning of the year	$167,578	$174,979
Revenue recognized	545,545	577,000
Amounts collected or invoiced	(541,135)	(571,165)
Balance as of the end of the period	$171,988	$180,814

As of March 31, 2025 and December 31, 2024, the Company had $127.9 million and $143.6 million, respectively, in advance payments from customers. Of those amounts, $113.6 million and $132.5 million, respectively, were customer deposits and prepayments of inventory and $14.3 million and $11.1 million, respectively, were related to the contractual timing of payments. The advance payments are not considered a significant financing component because they are used to meet working capital demands of a contract, offset inventory risks and protect the Company from the failure of other parties to fulfill obligations under a contract.

Note 11 – Segment and Geographic Information

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

Information about the Company’s operating segments follows:

	Three Months Ended March 31, 2025
(in thousands)	Americas	Asia	Europe	Total
Sales from external customers	$274,126	$273,734	$83,904	$631,764
Intersegment sales	10,152	10,305	2,375	22,832
	$284,278	$284,039	$86,279	$654,596

Reconciliation of sales
Elimination of intersegment sales				(22,832)
Sales				$631,764

Less:
Cost of sales	259,657	231,557	73,632
Selling, general and administrative expenses	7,480	3,534	2,269
Other(1)	11,417	6	—
Segment income from operations	$(4,428)	$38,637	$8,003	$42,212

Reconciliation of income before income taxes
Other - corporate and eliminations(2)				(30,453)
Interest expense				(5,295)
Interest income				2,732
Other (expense) income, net				(802)
Income before income taxes				$8,394

	Three Months Ended March 31, 2024
(in thousands)	Americas	Asia	Europe	Total
Sales from external customers	$348,666	$248,852	$78,057	$675,575
Intersegment sales	23,663	8,964	2,439	35,066
	$372,329	$257,816	$80,496	$710,641

Reconciliation of sales
Elimination of intersegment sales				(35,066)
Sales				$675,575

Less:
Cost of sales	327,788	211,660	69,060
Selling, general and administrative expenses	7,971	3,038	2,220
Other(1)	2,740	377	—
Segment income from operations	$10,167	$33,777	$6,777	$50,721

Reconciliation of income before income taxes
Other - corporate and eliminations(2)				(25,192)
Interest expense				(7,245)
Interest income				1,992
Other (expense) income, net				(1,177)
Income before income taxes				$19,099

(1) Includes expenses for amortization of intangible assets and restructuring charges and other costs.

(2) Includes corporate expenses for unallocated expenses, amortization of intangible assets, restructuring charges and other costs and elimination of intersegment cost of sales.

	Three Months Ended March 31,
(in thousands)	2025	2024
Depreciation and amortization:
Americas	$5,212	$5,425
Asia	2,743	2,524
Europe	983	881
Corporate	2,830	2,764
Total depreciation and amortization	$11,768	$11,594

Capital expenditures:
Americas	$1,119	$1,783
Asia	1,619	2,505
Europe	502	1,024
Corporate	916	591
Total capital expenditures	$4,156	$5,903

	March 31,	December 31,
(in thousands)	2025	2024
Assets:
Americas	$856,521	$866,595
Asia	833,794	821,252
Europe	228,407	225,872
Corporate	216,897	225,745
Total assets	$2,135,619	$2,139,464

Geographic sales information about the Company’s sales is determined based on the destination of the product shipped. Long-lived assets information is determined based on the physical location of the Company’s assets and includes property, plant and equipment, net, operating lease right-of-use assets and other long-term assets, net.

A summary of the Company’s geographic sales and long-lived assets follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Geographic sales:
United States	$326,642	$396,419
Singapore	139,959	101,238
Other Asia	51,444	59,896
Europe	97,752	98,022
Other	15,967	20,000
Total sales	$631,764	$675,575

	March 31,	December 31,
(in thousands)	2025	2024
Long-lived assets:
United States	$211,361	$215,536
Asia	89,100	89,249
Europe	40,250	39,936
Other	62,293	64,506
Total long-lived assets	$403,004	$409,227

Note 12 – Accounts Receivable Sale Programs

As of March 31, 2025, in connection with trade accounts receivable sale programs with unaffiliated financial institutions, the Company may elect to sell, at a discount, on an ongoing basis, up to a maximum of $200.0 million of specific accounts receivable at any one time.

During the three months ended March 31, 2025 and 2024, the Company sold $185.0 million and $135.1 million, respectively, of accounts receivable under these programs, and in exchange, the Company received cash proceeds of $183.8 million and $134.1 million, respectively, net of the discount. The Company recognizes the loss on sale resulting from the discount in other expense, net in its consolidated statements of income.

Note 13 – Financial Instruments

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

The fair value of the Company’s derivative instruments follows:

		March 31,	December 31,
(in thousands)	Balance Sheet Location	2025	2024
Derivatives designated as hedging instruments:
Forward currency exchange contracts	Other long-term liabilities	$1,274	$3,745
Interest rate swap agreement	Other long-term liabilities	1,473	114

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

During the three months ended March 31, 2025, the Company recorded an unrealized gain of $2.5 million ($1.8 million net of tax) on its forward currency exchange contracts in other comprehensive income and transferred unrealized losses of $1.0 million to cost of sales.

During the three months ended March 31, 2024, the Company recorded an unrealized gain of $1.3 million ($0.9 million net of tax) on its forward currency exchange contracts in other comprehensive income and transferred unrealized gains of $0.9 million to cost of sales.

The Company also has forward currency exchange contracts that have not been designated as accounting hedges and, therefore, changes in fair value are recorded in other expense, net in the consolidated statements of income.

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

The Company entered into an interest rate swap agreement on July 20, 2023 and the fixed interest rate for the contract is 4.039%. As of March 31, 2025, the notional amount of this interest rate swap was $121.4 million.

During the three months ended March 31, 2025, the Company recorded an unrealized loss of $1.4 million ($1.0 million net of tax) on the interest rate swap in other comprehensive income.

During the three months ended March 31, 2024, the Company recorded an unrealized gain of $2.4 million ($1.8 million net of tax) on the interest rate swap in other comprehensive income.

Note 14 – Accumulated Other Comprehensive Loss

A summary of the changes in accumulated other comprehensive loss follows:

	Three Months Ended March 31, 2025
(in thousands)	Foreign Currency Translation Adjustments	Derivative Instruments, Net of Tax	Other	Total
Balances, December 31, 2024	$(17,446)	$(2,884)	$(911)	$(21,241)
Other comprehensive gain (loss) before reclassifications	3,230	(132)	80	3,178
Amounts reclassified from accumulated other comprehensive loss	—	964	—	964
Total other comprehensive income	3,230	832	80	4,142
Balances, March 31, 2025	$(14,216)	$(2,052)	$(831)	$(17,099)

	Three Months Ended March 31, 2024
(in thousands)	Foreign Currency Translation Adjustments	Derivative Instruments, Net of Tax	Other	Total
'Balances, December 31, 2023	$(12,913)	$160	$(1,107)	$(13,860)
Other comprehensive gain (loss) before reclassifications	(1,537)	3,676	43	2,182
Amounts reclassified from accumulated other comprehensive loss	—	(942)	—	(942)
Total other comprehensive income	(1,537)	2,734	43	1,240
Balances, March 31, 2024	$(14,450)	$2,894	$(1,064)	$(12,620)

See Note 13 for further discussion about the Company’s derivative instruments.

Note 15 – Contingencies

On January 7, 2025, our Guadalajara subsidiary Benchmark Electronics de Mexico S. de R.L. de C.V. (Benchmark Guadalajara) received a tax assessment from the Jalisco, Mexico office of customs and taxing authorities (Servicio de Administracion Tributaria (SAT)) asserting that Benchmark Guadalajara owed approximately $12.0 million in import duties, customs penalties, fees and surcharges relating to goods imported by Benchmark Guadalajara into Mexico in the first quarter of 2016. Benchmark Guadalajara challenged the findings in the tax assessment by taking an administrative appeal with the SAT on February 19, 2025. In April 2025, Benchmark Guadalajara and SAT reached an agreement to reduce the amount levied in the tax assessment to approximately $10.1 million. Benchmark Guadalajara plans to continue pursuing all available reimbursement opportunities pertaining to the assessment such as recoverable value add taxes.

The Company is involved in various legal actions arising in the ordinary course of business. Although the outcome of these matters cannot be predicted with certainty, in the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Note 16 – Restructuring Charges and Other Costs

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

During the three months ended March 31, 2025, the Company recognized $1.3 million of restructuring charges, which primarily related to capacity and workforce reductions at its sites in the Americas. Accrued restructuring costs are included in accrued liabilities on the consolidated balance sheet. Additionally, the Company agreed to a $10.1 million settlement related to a tax assessment in the Americas. See Note 15 for further information on the tax assessment.

The Company recognized $3.3 million of restructuring charges during the three months ended March 31, 2024 primarily related to capacity and workforce reductions at its sites in the Americas and reductions in workforce in certain facilities in Asia.

The components of restructuring charges were as follows:

	Three Months Ended March 31, 2025
(in thousands)	Americas	Asia	Europe	Total
Severance costs	$752	$—	$298	$1,050
Lease facility costs	—	—	—	—
Other exit costs	292	—	—	292
Total restructuring charges	$1,044	$—	$298	$1,342

The changes in the Company’s accrued restructuring costs were as follows:

(in thousands)	Balances as of December 31, 2024	Restructuring Charges	Cash Payments	Non-Cash Activity	Balances as of March 31, 2025
Severance costs	$209	$1,050	$(1,155)	$—	$104
Lease facility costs	—	—	—	—	—
Other exit costs	—	292	(292)	—	—
Total accrued restructuring costs	$209	$1,342	$(1,447)	$—	$104

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The financial information and the discussion below should be read in conjunction with other information, including the unaudited condensed consolidated financial statements and Notes thereto in Part I, Item 1 of this quarterly report on Form 10-Q for the quarterly period ended March 31, 2025 (this Report), the consolidated financial statements and Notes thereto appearing in the Company’s annual report on Form 10-K for the year ended December 31, 2024 (the 2024 10-K), and Part I, Item 1A, Risk Factors of the 2024 10-K. In this Report, references to Benchmark, the Company or use of the words “we,” “our” and “us” include Benchmark’s subsidiaries unless otherwise noted.

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts and may include words such as “anticipate,” “believe,” “intend,” “plan,” “project,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” “will,” “could,” “predict,” and similar expressions of the negative or other variations thereof. In particular, statements, expressed or implied, concerning the Company's outlook and guidance for quarterly periods or fiscal year 2025 results, future operating results or margins, the ability to generate sales and income or cash flow, expected revenue mix, the Company’s business strategy and strategic initiatives, the Company’s repurchases of shares of its common stock, the Company’s expectations regarding restructuring charges, stock-based compensation expense, amortization of intangibles, award of any tax incentives and capital expenditures, and the Company’s intentions concerning the payment of dividends, among others, are forward-looking statements. Although the Company believes these statements are based on and derived from reasonable assumptions, they involve risks, uncertainties and assumptions, that are beyond the Company’s ability to control or predict, relating to operations, markets and the business environment generally, including those discussed under Part I, Item 1A of the 2024 10-K and in any of the Company’s subsequent reports filed with the Securities and Exchange Commission (the SEC). Events relating to the possibility of customer demand fluctuations, supply chain constraints, continuing inflationary pressures, the effects of foreign currency fluctuations and high interest rates, geopolitical uncertainties including continuing hostilities and tensions, trade restrictions and sanctions, tariffs and retaliatory countermeasures, the ability to utilize the Company’s manufacturing facilities at sufficient levels to cover its fixed operating costs, or write-downs or write-offs of obsolete or unsold inventory, may have resulting impacts on the Company’s business, financial condition, results of operations, and the Company’s ability (or inability) to execute on its plans. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes, including the future results of the Company’s operations, may vary materially from those indicated. Undue reliance should not be placed on any forward-looking statements. Forward-looking statements are not guarantees of performance. All forward-looking statements included in this document are based upon information available to the Company as of the date of this document, and the Company assumes no obligation to update.

OVERVIEW

Benchmark Electronics, Inc. (the Company) is a Texas corporation that provides design engineering and advanced manufacturing services that include both electronic manufacturing services (EMS) and precision technology (PT) services. We support customers throughout their product lifecycle starting from initial product concept through volume production, including the ability to manage direct order fulfillment and provide aftermarket services. We are a trusted partner to our European and U.S. based national and multi-national original equipment manufacturers (OEMs). Served markets include: commercial aerospace and defense (A&D), medical technologies, industrial, semiconductor capital equipment (semi-cap), and advanced computing and communication (AC&C). The Company has manufacturing operations located in the United States and Mexico (the Americas), Asia and Europe.

Our customer engagement focuses on three principal areas:

•
Manufacturing Services, which include printed circuit board assemblies (PCBAs) using both surface mount technologies and microelectronics, along with subsystem assembly to full system build and integration. System build and integration often involve building a finished assembly that includes PCBAs, complex subsystem assemblies, mechatronics, displays, mechanicals, and other components. These final products may be build-to-order or configured-to-order and delivered directly to the end customer across all the industries we serve. Our manufacturing services also include PT services comprised of precision machining, advanced metal joining and welding, cleaning, including complex assembly often completed in clean rooms and functional testing primarily for the semi-cap and A&D markets.

•
Design & Engineering Services, which include designing for manufacturability, design optimization for our factory processes and supply chain, and test development, concurrent and sustaining engineering, turnkey product design and regulatory services. Our engineering services may be for systems, sub-systems, PCBAs, and components. We have the flexibility and capability to engage anywhere in the customer's design process flow. We provide these services across all the industries we serve. We have the ability to provide complete technology solutions, which involve developing a library of building blocks or reference designs primarily in defense solutions, surveillance systems, millimeter wave radio frequency (RF) subsystems, and front-end managed connected data collection systems. We often partner with our customers to merge these solutions utilizing our engineering services to provide turnkey product development from requirements through the launch to volume production into our factories. Our building blocks can be utilized across a variety of industries, but we have significant focus and capabilities in the A&D, medical technologies, AC&C, and the industrial markets. We have also developed differentiated capabilities in RF. The need to improve size, weight, and power to accommodate high-frequency electronics communications is important to customers in the A&D, medical, and AC&C markets.

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

We believe our primary source of differentiation and value-add rests with our ability to engage with our customers at any point, from product development through volume production. This is enabled by our highly skilled personnel’s ability to provide leading-edge technical capabilities in engineering services (including full lifecycle), high-frequency RF solutions, microelectronics, optics, miniaturization, and manufacturing services (including electronics and complex precision machining). These capabilities are brought to bear across diversified commercial end-markets, many of which are government regulated. To support customers across these sectors, we have strategically invested in geographically diverse manufacturing locations and global supply chain capabilities.

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

First Quarter of 2025 Highlights

Sales for the three months ended March 31, 2025 were $631.8 million, a 6% decreased from sales of $675.6 million during the three months ended March 31, 2024. During the first quarter of 2025, sales to customers in our various industry sectors varied from the first quarter of 2024 as follows:

• Semi-Cap increased by 18%,

• Industrial decreased by 3%,

• A&D increased by 15%,

• Medical decreased by 10%, and

• AC&C decreased by 50%

The overall revenue decrease was primarily due to lower Medical and AC&C revenue, due to general end demand softness. This was partially offset by an increase in Semi-Cap revenue, due to improving demand and new customer wins. See “Results of Operations — Sales” discussion below.

Our sales depend on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, the availability of electronic component supply, or the failure of a major customer to pay for components or services have adversely affected us by not allowing us to fulfill our total customer demand. A substantial percentage of our sales are made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. Sales to our ten largest customers represented 54% of our total sales during both the three months ended March 31, 2025 and 2024. After a period of unprecedented global labor and supply disruptions, we have seen a general easing of certain material constraints across commodity categories, with the exception of older technologies where semiconductor OEMs are not adding incremental capacity. The lack of capacity regarding these older technologies could constrain our ability to produce the full demand forecasts we are receiving from customers needing those parts. We have experienced a significant reduction of non-cancellable and non-returnable business terms from our suppliers as lead times have improved significantly from previous highs.

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

Inflation, interest rates, disruption in the global economy and financial markets, geopolitical instability, and government actions related to trade policies, tariffs and immigration continue to create uncertainty. Although we are not aware of any specific event or circumstance that would require updates to our estimates or judgments or require us to revise the carrying values of our assets or liabilities as of the date we filed this Report, we continue to monitor the current economic environment and its potential impact on our business, results of operations or financial condition, as well as potential impact on our end customers whose demand for our products and services may be adversely impacted as a result of changes in policies by the U.S. or other governments, and closely manage our costs and capital resources so that we can respond appropriately as circumstances change. Our estimates may change as new events occur and additional information is obtained. Actual results could differ from these estimates under different assumptions or conditions.

RESULTS OF OPERATIONS

The following table presents the percentage relationship that certain items in our condensed consolidated statements of income bear to sales for the periods indicated.

	Three Months Ended March 31,
	2025	2024
Sales	100.0%	100.0%
Cost of sales	90.0	90.0
Gross profit	10.0	10.0
Selling, general and administrative expenses	6.1	5.5
Amortization of intangible assets	0.2	0.2
Restructuring charges and other costs	1.8	0.5
Income from operations	1.9	3.8
Other expense, net	(0.6)	(1.0)
Income before income taxes	1.3	2.8
Income tax expense	0.7	0.8
Net income	0.6%	2.0%

Sales

As noted above, sales for the first quarter of 2025 decreased 6% from the first quarter of 2024.

Sales are analyzed by management by market sector and by geographic segment, which reflect our reportable segments. Our global business development strategy is based on our targeted market sectors. Management measures operational performance and allocates resources on a geographic segment basis.

Sales by market sector were as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Semi-Cap	$195,067	$165,939
Industrial	136,747	141,032
A&D	121,856	105,834
Medical	103,637	114,727
AC&C	74,457	148,043
Total net sales	$631,764	$675,575

Semi-Conductor Capital Equipment. First quarter of 2025 sales increased 18% to $195.1 million from $165.9 million in the first quarter of 2024. The increase was primarily due to share gains and new customer wins.

Industrial. First quarter of 2025 sales decreased 3% to $136.7 million from $141.0 million in the first quarter of 2024. The decrease was primarily due to reduced demand from certain existing customers partially offset by new program ramps.

Aerospace and Defense. First quarter of 2025 sales increased 15% to $121.9 million from $105.8 million in the first quarter of 2024. The increase was primarily due to increased demand from existing programs and incremental support from new program ramps.

Medical. First quarter of 2025 sales decreased 10% to $103.6 million from $114.7 million in the first quarter of 2024. The decrease was primarily due to inventory re-balancing and end-demand weakness impacting medical devices.

Advanced Computing and Communications. First quarter of 2025 sales decreased 50% to $74.5 million from $148.0 million in the first quarter of 2024. The decrease was primarily due to softness in demand coupled with disengagement of a large customer.

Our international operations are subject to the risks of doing business abroad. See Part I, Item 1A of our 2024 10-K for factors pertaining to our international sales, fluctuations in foreign currency exchange rates and a discussion of potential adverse effects in operating results associated with the risks of doing business abroad. During the three months ended March 31, 2025 and 2024, 66% and 58%, respectively of our sales were from international operations.

Sales by geographic segment were as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Sales:
Americas	$284,278	$372,329
Asia	284,039	257,816
Europe	86,279	80,496
Elimination of intersegment sales	(22,832)	(35,066)
Total sales	$631,764	$675,575

Americas. First quarter of 2025 sales decreased 24% to $284.3 million from $372.3 million in the first quarter of 2024. The decrease was primarily due to softness in AC&C and semi-cap sectors partially offset by increased demand in the A&D sector.

Asia. First quarter of 2025 sales increased 10% to $284.0 million from $257.8 million in the first quarter of 2024. The increase was primarily due to an increase in existing customer demand in the semi-cap sector partially offset by decreased demand in the A&D and medical sectors.

Europe. First quarter of 2025 sales increased 7% to $86.3 million from $80.5 million in the first quarter of 2024. The increase was primarily due to higher demand in the A&D and industrial sectors partially offset by a decrease in the semi-cap sector.

Gross Profit

Gross profit decreased 6% to $63.2 million in the first quarter of 2025 from $67.4 million in the first quarter of 2024. The decrease was primarily due to lower sales. Gross profit margin was flat at 10.0% in the first quarter of 2025 from the first quarter of 2024.

Income from Operations

First quarter of 2025 income from operations decreased 54% to $11.8 million from $25.5 million in the first quarter of 2024. The decrease was primarily due to lower sales, as well as increased restructuring expenses and other costs due to settlement of a tax assessment in the Americas.

Income from operations by reportable segment was as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Income (loss) from operations:
Americas	$(4,428)	$10,167
Asia	38,637	33,777
Europe	8,003	6,777
Corporate and intersegment eliminations	(30,453)	(25,192)
Total income from operations	$11,759	$25,529

Americas. First quarter of 2025 income from operations decreased 144% to a loss of $4.4 million from income of $10.2 million in the first quarter of 2024. The decrease was primarily due to lower revenue, as well as increased restructuring expenses and other costs due to settlement of a tax assessment. See Note 15 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Report for additional information on the tax assessment.

Asia. First quarter of 2025 income from operations increased 14% to $38.6 million from $33.8 million in the first quarter of 2024. The increase was primarily due to higher revenue and cost control.

Europe. First quarter of 2025 income from operations increased 18% to $8.0 million from $6.8 million in the first quarter of 2024. The increase was primarily due to higher revenue and cost control.

Selling, General and Administrative Expenses

SG&A expenses increased to $38.8 million in the first quarter of 2025 from $37.3 million in the first quarter of 2024. The increase was primarily due to higher stock based compensation expense, as well as professional services.

Amortization of Intangible Assets

Amortization of intangible assets was $1.2 million in both the first quarter of 2025 and 2024.

Restructuring Charges and Other Costs

During the first quarter of 2025, we recognized $1.3 million of restructuring charges and other costs primarily due to capacity and workforce reductions at our sites in the Americas. Additionally, the Company agreed to a $10.1 million settlement related to a tax assessment in the Americas. See Note 15 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Report for additional information on the tax assessment.

During the first quarter of 2024, we recognized $3.3 million of restructuring charges and other costs primarily due to capacity and workforce reductions at our sites in the Americas.

See Note 16 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Report for additional information on our restructuring charges and other costs.

Interest Expense

Interest expense decreased to $5.3 million in the first quarter of 2025 from $7.2 million in the first quarter of 2024. The decrease was primarily due to decreased borrowings and a lower interest rate environment.

Interest Income

Interest income increased to $2.7 million in the first quarter of 2025 from $2.0 million in the first quarter of 2024. The increase was primarily due to higher cash balances partially offset by a lower interest environment.

Other Expense, Net

Other expense, net was $0.8 million in the first quarter of 2025 compared to $1.2 million in the first quarter of 2024. The decrease was primarily due to lower foreign currency exchange losses.

Income Tax Expense

Income tax expense of $4.8 million represented a 56.6% effective tax rate for the first quarter of 2025, compared with $5.1 million in the first quarter of 2024, representing an effective tax rate of 26.7%. The increase in the effective tax rate in 2025 is primarily due to losses generated in a jurisdiction where no tax benefit can be recognized and to the mix of profits in our various jurisdictions.

Net Income

We reported net income of $3.6 million, or $0.10 per diluted share, for the first quarter of 2025, compared with net income of $14.0 million, or $0.38 per diluted share, for the first quarter of 2024. The increase was primarily due to the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our organic growth and operations through funds generated from operations and occasional borrowings under our credit agreement (as amended, the Credit Agreement), consisting of a term loan facility and a $550.0 million revolving credit facility, both with a maturity date of December 21, 2026. Cash, cash equivalents and restricted cash totaled $355.3 million as of March 31, 2025, which included $344.0 million held outside the United States in various foreign subsidiaries.

Management believes that our existing cash balances, funds generated from operations, and borrowing availability under our revolving credit facility will be sufficient to permit us to meet our liquidity requirements over the next 12 months. Management further believes that our ongoing cash flows from operations and any borrowings we may incur under our revolving credit facility will enable us to meet operating cash requirements in future years. If we consummate significant acquisitions in the future, our capital needs would increase and could possibly result in our need to increase available borrowings under our Credit Agreement or access public or private debt and equity markets. There can be no assurance, however, that we would be successful in raising additional debt or equity on acceptable terms.

Cash Flows

Cash provided from operating activities was $31.5 million during the first quarter of 2025, and primarily consisted of $3.6 million of net income, adjusted for $11.8 million of depreciation and amortization, $4.4 million of stock-based compensation expense, a $39.9 million decrease in accounts receivable and a $24.2 million increase in accounts payable, partially offset by a $26.3 million decrease in accrued liabilities, a $15.8 million decrease in advance payments from customers, and a $5.2 million increase in inventories. Working capital was $0.9 billion as of March 31, 2025.

We primarily purchase components only after customer orders or forecasts are received, which mitigates, but does not eliminate, the risk of loss on inventories. Supplies of electronic components and other materials used in operations are subject to industry-wide shortages. In certain instances, suppliers may allocate available quantities to us. When shortages of these components and other material supplies used in operations have occurred, vendors have at times been unable to ship the quantities we need for production, forcing us to delay shipments, which can increase backorders and impact cash flows. Vendors also may increase the costs of components based on the market conditions including these shortages. In certain instances, we request and receive advance payments from customers as prepayments of inventory to meet working capital demands of a contract, offset inventory risks such as inventory purchased in advance of current needs and protect the Company from the failure of other parties to fulfill obligations under a contract. For example, we have been impacted by supply chain constraints, including shortages, longer lead times and increased transit times. Furthermore, the U.S. government’s adoption of new approaches to trade policy and imposition of tariffs on certain foreign goods (as well as the possibility of imposing significant, additional tariffs in the future) may make it more difficult or costly for us to procure components and other material supplies and, in turn, may increase the cost to our customers, which may materially and adversely impact demand for our products and services, our results of operations or our financial condition.

Cash used in investing activities was $4.1 million during the first quarter of 2025 primarily due to capital expenditures for property, plant and equipment of $3.4 million and purchased software of $0.8 million. The purchases of property, plant and equipment were primarily for leasehold improvements and machinery and equipment in the Americas and Asia.

Cash used in financing activities was $2.5 million during the first quarter of 2025. Borrowings under the Credit Agreement were $175.0 million and principal payments under the Credit Agreement were $156.6 million. In addition, during the first quarter of 2025, we paid $8.0 million for stock repurchases, $6.7 million for employee taxes in connection with the settlement of stock-based awards and $6.1 million for dividends.

Credit Agreement

As of March 31, 2025, we had $121.4 million in borrowings outstanding under the term loan facility, $155.0 million outstanding under our revolving credit facility and $4.4 million in letters of credit outstanding under our revolving credit facility. See Note 5 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Report for more information regarding the terms of our Credit Agreement.

The Credit Agreement contains certain financial covenants related to interest coverage and debt leverage, and certain customary affirmative and negative covenants, including restrictions on our ability to incur additional debt and liens, pay dividends, repurchase shares, sell assets, including trade accounts receivable, and merge or consolidate with other persons. Amounts due under the Credit Agreement could be accelerated upon specified events of default, including a failure to pay amounts due, breach of a covenant, material inaccuracy of a representation, or occurrence of bankruptcy or insolvency, subject, in some cases, to cure periods. As of March 31, 2025, we were in compliance with all of these covenants and restrictions.

As of March 31, 2025, we had $390.6 million available for borrowings under the Credit Agreement, subject to compliance with financial covenants as to interest coverage and debt leverage, in addition to other debt covenant restrictions. During the next 12 months, we believe our capital expenditures will approximate $60 million to $70 million, principally for machinery and equipment to help increase our production capacity to support anticipated revenue growth and our ongoing business around the globe.

Dividends

During the three months ended March 31, 2025 and 2024, cash dividends paid totaled $6.1 million and $5.9 million, respectively. On March 10, 2025, the Board of Directors declared a quarterly cash dividend of $0.17 per share of the Company’s common stock to shareholders of record as of March 31, 2025. The dividend of $6.1 million was paid on April 11, 2025.

The Board of Directors currently intends to continue paying quarterly dividends. However, the Company’s future dividend policy is subject to the Company’s compliance with applicable law, and dependent on, among other things, the Company’s results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in the Company’s debt agreements, and other factors that the Board of Directors may deem relevant. Dividend payments are not mandatory or guaranteed; there can be no assurance that the Company will continue to pay a dividend in the future.

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

The Company repurchased 0.2 million shares for an aggregate of $8.0 million at an average price of $39.48 per share during the three months ended March 31, 2025. As of March 31, 2025, the Company had $141.5 million remaining under share repurchase authorizations. See Note 7 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Report for more information on the share repurchase authorization.

CONTRACTUAL OBLIGATIONS

We have certain contractual obligations for operating leases that were summarized in “Contractual Obligations” under Part II, Item 7 in our 2024 10-K. Other than items discussed in Note 5 and Note 6 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Report, there have been no material changes to our contractual obligations, outside of the ordinary course of our business, since December 31, 2024.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES AND RECENTLY ENACTED ACCOUNTING PRINCIPLES

Management’s discussion and analysis of financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. See Note 2 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Report for a discussion of recently enacted accounting principles. Also, our significant accounting policies are summarized in Note 1 to the consolidated financial statements included in our 2024 10-K. There have been no changes to the items disclosed as critical accounting estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our 2024 10-K.

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

We transact business in various foreign countries and are subject to foreign currency fluctuation risks. We use natural hedging and forward contracts to economically hedge transactional exposure primarily associated with trade accounts receivable, other receivables and trade accounts payable that are denominated in a currency other than the functional currency of the respective operating entity. We do not use derivative financial instruments for speculative purposes. Certain forward currency exchange contracts in place as of March 31, 2025 have not been designated as accounting hedges and, therefore, changes in fair value are recorded within our unaudited condensed consolidated statements of income in Part I, Item 1 of this Report.

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

We are also exposed to interest rate risk on borrowings under our Credit Agreement. As of March 31, 2025, we had $121.4 million outstanding on the floating rate term loan facility, and we have an interest rate swap agreement with a notional amount of $121.4 million and a fixed interest rate of 4.039%. Under this swap agreement, we receive variable rate interest rate payments and pay fixed rate interest payments. The effect of this swap is to convert our floating rate interest expense to a fixed interest rate expense. The interest rate swap is designated as a cash flow hedge.

For additional information regarding our forward currency exchange contracts and interest rate swap agreement, see Note 13 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Report.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in various legal actions arising in the ordinary course of business. See discussion under Note 15 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Report, which is incorporated by reference herein.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of our 2024 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information for the three months ended March 31, 2025 about the Company’s repurchases of its equity securities registered pursuant to Section 12 of the Exchange Act:

(d)
			(c)	Maximum
			Total	Number (or
			Number of	Approximate
			Shares (or Units)	Dollar Value) of
	(a)		Purchased as	Shares (or Units)
	Total	(b)	Part of Publicly	that May Yet Be
	Number of	Average Price	Announced	Purchased Under
	Shares (or Units)	Paid per Share	Plans or	the Plans or
(amounts in millions, except share and per share data)	Purchased	(or Unit)	Programs	Programs (1)
January 1 to 31, 2025	—	$—	—	$149.5
February 1 to 28, 2025	71,236	40.23	71,236	146.7
March 1 to 31, 2025	131,149	39.07	131,149	141.5
Total	202,385	39.48	202,385	141.5

(1) On December 7, 2015, the Board of Directors approved a share repurchase authorization granting the Company authority to repurchase up to $100 million in common stock. On March 6, 2018, October 26, 2018 and February 19, 2020, the Board of Directors authorized the repurchase of an additional $250 million, $100 million and $150 million of the Company’s common stock, respectively. Stock purchases may be made in the open market, in privately negotiated transactions or block transactions, at the discretion of the Company’s management and as market conditions warrant. Purchases are funded from available cash and may be commenced, suspended or discontinued at any time without prior notice. Shares of stock repurchased under the program are retired. The Company repurchased 0.2 million shares for an aggregate of $8.0 million at an average price of $39.48 per share during the three months ended March 31, 2025. As of March 31, 2025, the Company had $141.5 million remaining under share repurchase authorizations.

Item 5. Other Information

Rule 10b5-1 Plan Adoptions and Modifications

During the three months ended March 31, 2025, no director or officer adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, each as defined in Item 408 of Regulation S-K.

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

(2) Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 30, 2025.

BENCHMARK ELECTRONICS, INC.

(Registrant)

By:	/s/ Jeffrey W. Benck
Jeffrey W. Benck
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Bryan R. Schumaker
Bryan R. Schumaker
Chief Financial Officer
(Principal Financial and Accounting Officer)