Form 10-Q
period 2025-06-30
BENCHMARK ELECTRONICS INC
filed 2025-07-31
CIK 863436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

Yes ☐ No ☑

As of July 29, 2025, there were 35,910,705 shares of common stock of Benchmark Electronics, Inc., par value $0.10 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
(in thousands, except par value)	2025	2024
Assets
Current assets:
Cash and cash equivalents	$264,647	$315,152
Restricted cash	—	12,875
Accounts receivable, net of allowance for doubtful accounts of $150 and $241, respectively	369,246	412,458
Contract assets	175,101	167,578
Inventories	531,986	553,654
Prepaid expenses and other current assets	56,010	42,512
Total current assets	1,396,990	1,504,229
Property, plant and equipment, net	223,809	225,097
Operating lease right-of-use assets	110,771	117,995
Goodwill	192,116	192,116
Deferred income taxes	37,425	33,892
Other long-term assets	69,734	66,135
Total assets	$2,030,845	$2,139,464
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$3,830	$6,737
Accounts payable	354,715	354,218
Advance payments from customers	126,463	143,614
Income taxes payable	6,157	22,119
Accrued liabilities	100,985	122,411
Total current liabilities	592,150	649,099
Long-term debt, net of current installments	203,418	250,457
Operating lease liabilities	104,896	108,997
Other long-term liabilities	20,617	17,598
Deferred income taxes	2,894	—
Total liabilities	923,975	1,026,151
Shareholders’ equity:
Preferred stock, $0.10 par value; 5,000 shares authorized, none issued	—	—
Common stock, $0.10 par value; 145,000 shares authorized; issued and outstanding – 35,912 and 35,992, respectively	3,591	3,599
Additional paid-in capital	533,155	534,945
Retained earnings	577,185	596,010
Accumulated other comprehensive loss	(7,061)	(21,241)
Total shareholders’ equity	1,106,870	1,113,313
Total liabilities and shareholders’ equity	$2,030,845	$2,139,464

See the accompanying notes to the unaudited condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2025	2024	2025	2024
Sales	$642,335	$665,896	$1,274,099	$1,341,471
Cost of sales	577,563	597,946	1,146,147	1,206,113
Gross profit	64,772	67,950	127,952	135,358
Selling, general and administrative expenses	40,569	38,022	79,369	75,354
Amortization of intangible assets	1,204	1,204	2,408	2,408
Restructuring charges and other costs	2,513	1,471	13,930	4,814
Income from operations	20,486	27,253	32,245	52,782
Interest expense	(6,348)	(6,933)	(11,643)	(14,178)
Interest income	3,135	2,526	5,867	4,518
Other expense, net	(666)	(2,323)	(1,468)	(3,500)
Income before income taxes	16,607	20,523	25,001	39,622
Income tax expense	15,635	4,995	20,385	10,092
Net income	$972	$15,528	$4,616	$29,530
Earnings per share:
Basic	$0.03	$0.43	$0.13	$0.82
Diluted	$0.03	$0.43	$0.13	$0.81
Weighted-average number of shares outstanding:
Basic	35,991	36,047	36,021	35,929
Diluted	36,258	36,497	36,427	36,388

See the accompanying notes to the unaudited condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Net income	$972	$15,528	$4,616	$29,530
Other comprehensive income:
Foreign currency translation adjustments	7,066	(523)	10,296	(2,060)
Unrealized gain (loss) on derivatives, net of tax	2,852	(3,425)	3,684	(691)
Other	120	66	200	109
Total other comprehensive income (loss)	10,038	(3,882)	14,180	(2,642)
Comprehensive income	$11,010	$11,646	$18,796	$26,888

See the accompanying notes to the unaudited condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(unaudited)

(in thousands)	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balances, December 31, 2024	35,992	$3,599	$534,945	$596,010	$(21,241)	$1,113,313
Net income	—	—	—	4,616	—	4,616
Other comprehensive income	—	—	—	—	14,180	14,180
Dividends declared	—	—	—	(12,241)	—	(12,241)
Shares repurchased and retired	(427)	(43)	(4,752)	(11,200)	—	(15,995)
Stock-based compensation expense	—	—	9,732	—	—	9,732
Stock options exercised	1	—	4	—	—	4
Vesting of restricted stock units	511	51	(51)	—	—	—
Shares withheld for taxes	(165)	(16)	(6,723)	—	—	(6,739)
Balances, June 30, 2025	35,912	$3,591	$533,155	$577,185	$(7,061)	$1,106,870

Balances, March 31, 2025	36,096	$3,610	$530,393	$587,794	$(17,099)	$1,104,698
Net income	—	—	—	972	—	972
Other comprehensive income	—	—	—	—	10,038	10,038
Dividends declared	—	—	—	(6,105)	—	(6,105)
Shares repurchased and retired	(225)	(23)	(2,500)	(5,476)	—	(7,999)
Stock-based compensation expense	—	—	5,335	—	—	5,335
Stock options exercised	—	—	—	—	—	—
Vesting of restricted stock units	43	4	(4)	—	—	—
Shares withheld for taxes	(2)	—	(69)	—	—	(69)
Balances, June 30, 2025	35,912	$3,591	$533,155	$577,185	$(7,061)	$1,106,870

(in thousands)	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balances, December 31, 2023	35,664	$3,566	$528,842	$560,537	$(13,860)	$1,079,085
Net income	—	—	—	29,530	—	29,530
Other comprehensive loss	—	—	—	—	(2,642)	(2,642)
Dividends declared	—	—	—	(11,905)	—	(11,905)
Stock-based compensation expense	—	—	6,361	—	—	6,361
Stock options exercised	23	2	468	—	—	470
Vesting of restricted stock units	586	59	(59)	—	—	—
Shares withheld for taxes	(196)	(19)	(5,776)	—	—	(5,795)
Balances, June 30, 2024	36,077	$3,608	$529,836	$578,162	$(16,502)	$1,095,104

Balances, March 31, 2024	36,014	$3,601	$525,596	$568,590	$(12,620)	$1,085,167
Net income	—	—	—	15,528	—	15,528
Other comprehensive loss	—	—	—	—	(3,882)	(3,882)
Dividends declared	—	—	—	(5,956)	—	(5,956)
Stock-based compensation expense	—	—	4,185	—	—	4,185
Stock options exercised	5	—	99	—	—	99
Vesting of restricted stock units	59	6	(6)	—	—	—
Shares withheld for taxes	(1)	1	(38)	—	—	(37)
Balances, June 30, 2024	36,077	$3,608	$529,836	$578,162	$(16,502)	$1,095,104

See the accompanying notes to the unaudited condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
(in thousands)	2025	2024
Cash flows from operating activities:
Net income	$4,616	$29,530
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	18,524	17,905
Amortization	5,261	5,121
Stock-based compensation expense	9,732	6,361
Provision for doubtful accounts	—	671
Deferred income taxes	(1,875)	(3,021)
Loss on the sale of property, plant and equipment	121	7
Changes in operating assets and liabilities:
Accounts receivable	46,794	71,346
Contract assets	(7,523)	(7,111)
Inventories	26,087	82,717
Prepaid expenses and other assets	(15,621)	(8,061)
Accounts payable	(3,727)	(25,550)
Advance payments from customers	(17,150)	(47,727)
Accrued liabilities	(17,736)	(22,598)
Operating leases	1,906	(761)
Income taxes	(20,729)	5,445
Net cash provided by operating activities	28,680	104,274
Cash flows from investing activities:
Additions to property, plant and equipment	(14,387)	(12,763)
Additions to capitalized purchased software	(2,073)	(1,644)
Proceeds from the disposal of property, plant and equipment	62	37
Other, net	—	(1,442)
Net cash used in investing activities	(16,398)	(15,812)
Cash flows from financing activities:
Borrowings under credit agreement	398,594	320,000
Principal payments on credit agreement	(446,641)	(361,641)
Dividends paid	(12,255)	(11,836)
Employee taxes paid with shares withheld	(6,739)	(5,795)
Proceeds from stock options exercised	4	470
Debt issuance costs	(2,289)	—
Principal payments on finance leases	(94)	(90)
Share repurchases	(15,995)	—
Net cash used in financing activities	(85,415)	(58,892)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	9,753	(2,918)
Net (decrease) increase in cash, cash equivalents and restricted cash	(63,380)	26,652
Cash, cash equivalents and restricted cash at the beginning of the year	328,027	283,213
Cash, cash equivalents and restricted cash at the end of the period	$264,647	$309,865

Supplemental cash flow information:
Income taxes paid, net	$49,308	$6,124
Interest paid	11,021	15,306
Non-cash investing activities:
Unpaid purchases of property, plant and equipment at the end of the period	1,889	4,981
Unpaid purchases of capitalized purchased software costs at the end of the period	—	1,320

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

Note 3 – Inventories

Inventory costs are summarized as follows:

	June 30,	December 31,
(in thousands)	2025	2024
Raw materials	$509,158	$528,424
Work in process	19,107	18,761
Finished goods	3,721	6,469
Total inventories	$531,986	$553,654

Note 4 – Goodwill and Other Intangible Assets

Goodwill allocated to the Company’s reportable operating segments follows:

(in thousands)	Americas	Asia	Total
Goodwill as of June 30, 2025 and December 31, 2024	$154,014	$38,102	$192,116

A summary of the Company’s acquired identifiable intangible assets and capitalized purchased software costs follows:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$100,176	$(79,207)	$20,969
Capitalized purchased software costs	45,729	(33,913)	11,816
Technology licenses	15,500	(15,500)	—
Trade names and trademarks	7,800	—	7,800
Other	868	(440)	428
Total intangible assets as of June 30, 2025	$170,073	$(129,060)	$41,013

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$100,041	$(76,675)	$23,366
Capitalized purchased software costs	44,316	(31,525)	12,791
Technology licenses	15,500	(15,500)	—
Trade names and trademarks	7,800	—	7,800
Other	868	(428)	440
Total intangible assets as of December 31, 2024	$168,525	$(124,128)	$44,397

A summary of the components of amortization expense, as presented in the consolidated statements of cash flows, follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Amortization of intangible assets	$1,204	$1,204	$2,408	$2,408
Amortization of capitalized purchased software costs	1,097	1,247	2,369	2,454
Amortization of debt costs	354	130	484	259
Total amortization expense	$2,655	$2,581	$5,261	$5,121

A summary of the future amortization expense related to the Company’s intangible assets held as of June 30, 2025 for each of the next five years follows (in thousands):

Year ending December 31,	Amortization Expense
Remaining six months of 2025	$2,408
2026	4,817
2027	4,817
2028	4,817
2029	4,218
2030	23

Note 5 – Borrowing Facilities

Long-term debt consists of the following:

	June 30,	December 31,
(in thousands)	2025	2024
Revolving credit facility	$60,000	$135,000
Term loan	150,000	123,047
Less: unamortized debt issuance costs	(2,832)	(1,027)
Total long-term debt, including current installments	$207,168	$257,020

On June 27, 2025, the Company entered into a $700 million second amended and restated credit agreement (the Credit Agreement) by and among the Company, certain of its subsidiaries (the Guarantors), the lenders party thereto and Bank of America, N.A., as Administrative Agent, Swingline Lender and an L/C Issuer (Bank of America). The Credit Agreement is comprised of a five-year $550 million revolving credit facility (the Revolving Credit Facility) and a five-year $150 million term loan facility (the Term Loan Facility), both with a maturity date of June 27, 2030. In addition, the Credit Agreement permits the Company’s Malaysian subsidiary to enter into a term loan facility in the future for an additional principal aggregate amount not to exceed $50 million.

The Credit Agreement amended and restated in its entirety the Company’s previous $681.25 million amended and restated credit agreement, dated as of December 21, 2021, by and among the Company, the Guarantors, the lenders party thereto and Bank of America, as amended by Amendment No. 1, dated as of May 20, 2022, Amendment No. 2, dated as of February 3, 2023, and Amendment No. 3, dated as of May 1, 2023. As part of the debt refinancing transaction, the Company repatriated net dividends of $136.4 million to the United States from its operations in China and Thailand. This amount represents gross dividends of $151.6 million, less $15.2 million in withholding taxes paid in those jurisdictions. See Note 9 for further discussion about the repatriated dividends and impact on income tax expense. Such net dividends were used to reduce outstanding borrowings under the Company’s prior revolving credit facility.

The Credit Agreement includes an accordion feature pursuant to which the Company is permitted to add one or more incremental term loans and/or increase commitments under the Revolving Credit Facility in an aggregate amount not exceeding $175 million, subject to the satisfaction of certain conditions and exceptions.

The Revolving Credit Facility is available for general corporate purposes. Principal under the Term Loan Facility will amortize in equal quarterly installments of 0.625% of the initial aggregate term loan advances, beginning on September 30, 2025, through June 30, 2028. Thereafter, quarterly installments will increase to 1.25% of the initial aggregate term loan advances, continuing until the maturity date.

Interest on outstanding borrowings under the Credit Agreement (other than swingline loans) will accrue, at the Company’s option, at (a) Term Secured Overnight Financing Rate (Term SOFR) plus the Applicable Rate (as defined in the Credit Agreement, approximately 1.00% to 2.125% per annum depending on various factors) or (b) for U.S. dollar denominated loans, the base rate (which is the highest of (i) the federal funds rate plus 0.50%, (ii) the Bank of America, N.A. prime rate, (iii) Term SOFR plus 1.00% and (iv) 1.00%).

As of June 30, 2025, a portion of the $150.0 million outstanding debt under the Credit Agreement is effectively at a fixed interest rate of 4.039%, plus credit spread, resulting from a $119.8 million notional interest rate swap contract, which is discussed in Note 13. A commitment fee of 0.15% to 0.30% per annum (based on the debt to EBITDA ratio) on the unused portion of the Revolving Credit Facility is payable quarterly in arrears.

The Credit Agreement is generally secured by a pledge of (a) all the capital stock of the Company’s domestic subsidiaries and 65% of the capital stock of its directly owned foreign subsidiaries, (b) all of the present and future personal property and assets of the Company and the Guarantors (including, but not limited to, accounts receivable, inventory, intellectual property and fixed assets of the Company and the Guarantors), in each case, subject to customary exceptions and limitations, and (c) all proceeds and products of the property and assets described in clauses (a) and (b) above.

The Credit Agreement contains certain financial covenants related to interest coverage and debt leverage, and certain customary affirmative and negative covenants, including restrictions on the Company’s ability to incur additional debt and liens, pay dividends, repurchase shares, sell assets and merge or consolidate with other persons. Amounts due under the Credit Agreement may be accelerated upon customary specified events of default, including a failure to pay amounts due, breach of a covenant, material inaccuracy of a representation, or occurrence of bankruptcy or insolvency, subject, in some cases, to cure periods. As of June 30, 2025, the Company was in compliance with all of these covenants and restrictions.

As of June 30, 2025, the Company had $150.0 million in borrowings outstanding under the Term Loan Facility, $60.0 million in borrowings outstanding under the Revolving Credit Facility, and $4.4 million in letters of credit outstanding under the Revolving Credit Facility. As of June 30, 2025, the Company had $485.6 million available for future borrowings under the Revolving Credit Facility subject to compliance with financial covenants as to interest coverage and debt leverage, in addition to other debt covenant restrictions.

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

The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Finance lease costs:
Interest on lease liabilities	$1	$3	$3	$7
Operating lease costs	5,800	5,555	11,857	11,065
Short-term lease costs	143	202	278	428
Variable lease costs	551	490	1,044	963
Total lease costs	$6,495	$6,250	$13,182	$12,463

A summary of cash flow information related to leases follows:

	Six Months Ended June 30,
(in thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$11,407	$10,650
Operating cash flows used for finance leases	3	7
Financing cash flows used for finance leases	94	90
Right-of-use assets obtained in exchange for new operating lease liabilities	464	3,044

A summary of other information about the Company's leases follows:

	June 30,	December 31,
(dollars in thousands)	2025	2024
Operating lease right-of-use assets	$110,771	$117,995
Finance lease liabilities, current (included in current installments of long-term debt)	$80	$174
Operating lease liabilities, current (included in accrued liabilities)	$15,952	$17,170
Operating lease liabilities, noncurrent	$104,896	$108,997
Weighted average remaining lease term – finance leases	0.4 years	0.9 yrs
Weighted average remaining lease term – operating leases	8.6 years	8.9 yrs
Weighted average discount rate – finance leases	4.8%	4.8%
Weighted average discount rate – operating leases	4.6%	4.6%

A summary of the Company's future annual minimum lease payments as of June 30, 2025 follows (in thousands):

Year ending December 31,	Operating Leases	Finance Leases
Remaining six months of 2025	$11,346	$81
2026	18,444	—
2027	16,375	—
2028	15,431	—
2029	14,975	—
2030 and thereafter	70,526	—
Total minimum lease payments	147,097	81
Less: imputed interest	(26,249)	(1)
Total present value of lease liabilities	$120,848	$80

Note 7 – Common Stock and Stock-Based Awards

Dividends

For the three and six months ended June 30, 2025, cash dividends paid totaled $6.1 million and $12.3 million, respectively. For the three and six months ended June 30, 2024, cash dividends paid totaled $5.9 million and $11.8 million, respectively.

On June 9, 2025, the Company declared a quarterly cash dividend of $0.17 per share of the Company’s common stock to shareholders of record as of June 30, 2025. The dividend of $6.1 million was paid on July 11, 2025.

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

Share Repurchase Authorization

On February 19, 2020, the Board of Directors approved an expanded share repurchase authorization granting the Company authority to repurchase up to $150 million in common stock.

Share purchases may be made in the open market, in privately negotiated transactions or block transactions, at the discretion of the Company’s management and as market conditions warrant. Purchases will be funded from available cash and may be commenced, suspended or discontinued at any time without prior notice. Shares repurchased under the program are retired.

The Company repurchased 0.2 million shares and 0.4 million shares during the three and six months ended June 30, 2025, respectively, for an aggregate of $8.0 and $16.0 million, respectively, at an average price of $35.58 and $37.43 per share, respectively. As of June 30, 2025, the Company had $133.5 million remaining under share repurchase authorizations.

Stock-Based Compensation

Under the 2019 Omnibus Incentive Compensation Plan (as amended, the 2019 Plan), the Company, upon approval of the Compensation Committee of the Board of Directors, may grant stock options, restricted shares, restricted stock units (both time-based and performance-based) and certain other forms of equity awards, or any combination thereof, to any director, officer, employee or consultant (including any prospective director, officer, employee or consultant) of the Company. Stock options (which have not been awarded since 2015) are granted to employees with an exercise price equal to the market price of the Company’s common stock on the date of grant, generally vest over a four-year period from the date of grant and typically have a term of 10 years. Time-based restricted stock units granted to employees generally vest over a three-year or four-year period from the date of grant and are subject to continued employment with the Company. Performance-based restricted stock units generally vest over a three-year performance cycle, which includes the year of the grant, and are based upon the Company’s achievement of specified performance metrics. Awards under the 2019 Plan to non-employee directors have historically been in the form of restricted stock units, which vest annually starting on the grant date. As of June 30, 2025, the Company had 1.3 million common shares available for issuance under the 2019 Plan.

All share-based payments to employees of the Company, including grants of employee stock options (last awarded in 2015), are recognized in the consolidated financial statements based on their grant date fair values. The total compensation costs recognized for stock-based awards were $5.3 million and $9.7 million for the three and six months ended June 30, 2025, respectively. The total compensation costs recognized for stock-based awards were $4.2 million and $6.4 million for the three and six months ended June 30, 2024, respectively. The future tax benefit of these stock-based awards as of the grant date was $0.6 million and $1.0 million for the three and six months ended June 30, 2025, respectively. The future tax benefit of these stock-based awards as of the grant date was $1.0 million and $1.5 million for the three and six months ended June 30, 2024, respectively. The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option pricing model. The fair values of restricted stock units and performance-based restricted stock units are determined based on the closing market price of the Company’s common stock on the date of grant. For performance-based restricted stock units, compensation cost is calculated taking into consideration the probability that the underlying performance goals will be achieved, which is monitored by management throughout the requisite service period. When it becomes probable, based on management’s expectation of the Company’s performance during the measurement period, that more or less than the previous estimate of the awarded shares will vest, an adjustment to compensation cost is recognized as a change in accounting estimate in the period the change is determined.

As of June 30, 2025, the unrecognized compensation costs and remaining weighted-average amortization periods related to stock-based awards were as follows:

(in thousands)	Time- Based Restricted Stock Units	Performance- Based Restricted Stock Units(1)
Unrecognized compensation cost	$31,751	$8,230
Remaining weighted-average amortization period	2.1 years	2.3 years

(1) Based on the probable achievement of the performance goals identified in each award.

The total cash received by the Company as a result of stock option exercises for the six months ended June 30, 2025 and 2024 was less than $0.1 million and $0.5 million, respectively. The actual tax benefit realized as a result of stock option exercises and the vesting of other share-based awards for the six months ended June 30, 2025 and 2024 were $2.6 million and $3.2 million, respectively. For the six months ended June 30, 2025 and 2024, the total intrinsic value of stock options exercised were less than $0.1 million and $0.3 million, respectively.

For performance-based restricted stock units granted during the six months ended June 30, 2025 and 2024, the number of performance-based restricted stock units that will ultimately be earned will not be determined until the end of the respective performance periods, and may vary from as low as zero to as high as 2.5 times the target number depending on the level of achievement of certain performance goals. The level of achievement of these goals is based upon the financial results of the Company for the last full calendar year within the performance period. The performance goals consist of certain levels of achievement using the following financial metrics: revenue, operating income margin, and return on invested capital. If the performance goals are not met based on the Company’s financial results, the applicable performance-based restricted stock units will not vest and will be forfeited. Shares subject to forfeited performance-based restricted stock units will be available for re-issuance under the Company’s 2019 Plan.

The following table summarizes activities relating to the Company’s stock options:

(in thousands, except per share data and years)	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	1	$23.14
Exercised	(1)	23.14
Outstanding and exercisable as of June 30, 2025	—	—	—	$—

The following table summarizes the activities related to the Company’s time-based restricted stock units:

(in thousands, except per share data)	Number of Units	Weighted- Average Grant Date Fair Value
Non-vested awards outstanding as of December 31, 2024	1,188	$28.30
Granted	447	41.74
Vested	(464)	28.59
Forfeited	(42)	30.68
Non-vested awards outstanding as of June 30, 2025	1,129	33.79

The following table summarizes the activities related to the Company’s performance-based restricted stock units:

(in thousands, except per share data)	Number of Units	Weighted- Average Grant Date Fair Value
Non-vested awards outstanding as of December 31, 2024	414	$25.82
Granted(1)	141	42.21
Vested	(47)	25.97
Forfeited	(60)	25.97
Non-vested awards outstanding as of June 30, 2025	448	32.50

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

The following table sets forth the calculation of the Company’s basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2025	2024	2025	2024
Net income	$972	$15,528	$4,616	$29,530

Denominator for basic earnings per share	35,991	36,047	36,021	35,929
Incremental common shares attributable to outstanding restricted stock units	267	448	406	455
Incremental common shares attributable to exercise of dilutive options	—	2	—	4
Denominator for diluted earnings per share	36,258	36,497	36,427	36,388

Earnings per share:
Basic	$0.03	$0.43	$0.13	$0.82
Diluted	$0.03	$0.43	$0.13	$0.81

Restricted stock units totaling less than 0.1 million common shares for both the three and six months ended June 30, 2025 were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive. Restricted stock units totaling less than 0.1 million common shares for both the three and six months ended June 30, 2024 were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

Note 9 – Income Taxes

Income tax expense consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Income before income taxes	$16,607	$20,523	$25,001	$39,622
Income tax expense	$15,635	$4,995	$20,385	$10,092
Effective tax rate	94.1%	24.3%	81.5%	25.5%

During the three months ended June 30, 2025, the Company, as part of its ongoing assessment of global liquidity needs, evaluated the cash balances held in foreign jurisdictions relative to anticipated operational and investment requirements. Driven by a time-sensitive opportunity to recover foreign withholding taxes, along with the Company’s debt refinancing and cash diversification objectives, the Company repatriated gross dividends of $151.6 million from its operations in China and Thailand during the quarter. These dividends were subject to foreign withholding taxes paid totaling $15.2 million.

As part of this evaluation, the Company determined that current and projected cash balances in China exceeded the levels required to fund local business activities. As a result, management changed its assertion with respect to remaining unremitted earnings from China, which are now considered available for distribution. There was no change to the Company’s indefinite reinvestment assertion with respect to Thailand.

Accordingly, during the three months ended June 30, 2025, the Company recorded discrete tax charges totaling $10.4 million. This amount includes (i) foreign withholding taxes paid on the repatriated dividends, net of anticipated recoveries, and (ii) the recognition of deferred tax liabilities on the remaining earnings in China, consistent with the change in reinvestment assertion.

The Company’s effective income tax rate was 94.1% and 81.5% for the three and six months ended June 30, 2025, respectively, and differed from the U.S. federal statutory income tax rate of 21% primarily due to the discrete tax expense recorded for the foreign withholding taxes on the repatriated dividends and recognition of deferred tax liabilities on China unremitted earnings and losses generated in a jurisdiction where no tax benefit can be realized.

The Company’s effective income tax rate was 24.3% and 25.5% for the three and six months ended June 30, 2024, respectively, and differed from the U.S. federal statutory income tax rate of 21% primarily due to losses generated in a jurisdiction where no tax benefit can be recognized, the U.S. tax under the global intangible low-taxed income (GILTI) provisions, and the Global Minimum Tax (GMT) as defined under the Pillar Two directives of the Organization of Economic Co-operation and Development, partially offset by the benefit of tax incentives and tax holidays in foreign locations.

The Company has been granted certain tax incentives, including tax holidays, for its subsidiaries in Thailand and China that expire at various dates, unless extended or otherwise renegotiated and are subject to certain conditions with which the Company expects to comply. The tax incentives in Thailand will expire at various dates through December 31, 2030. In the fourth quarter of 2024, the Company was awarded a China tax holiday retroactive to January 1, 2024 through December 31, 2026. The tax holiday reduces the statutory tax rate from 25% to 15%. The net impact of these tax incentives was to lower foreign income tax expense for the six months ended June 30, 2025 and 2024 by approximately $3.0 million (approximately $0.08 per diluted share) and $1.8 million (approximately $0.05 per diluted share), respectively.

A summary of the Company’s tax incentives follows:

	Six Months Ended June 30,
(in thousands)	2025	2024
Thailand	$2,115	$1,801
China	859	—
Total tax incentives	$2,974	$1,801

In April 2025, the Company fully paid its remaining transition tax liability of $20.1 million from the U.S. Tax Cuts and Jobs Act enacted in December 2017.

On July 4, 2025, the U.S. government enacted The One Big Beautiful Bill Act of 2025 which includes, among other provisions, changes to the U.S. corporate income tax system including the allowance of immediate expensing of qualifying research and development expenses and permanent extensions of certain provisions within the Tax Cuts and Jobs Act. The legislation has multiple effective dates, with certain provisions effective in 2025. The Company is evaluating the future impact of these tax law changes on its financial statements.

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

Disaggregation of Revenue

The following tables provide a summary of the Company’s revenue disaggregated by market sector and a reconciliation of the disaggregated revenue to the Company’s revenue by reportable operating segment:

	Three Months Ended June 30, 2025
(in thousands)	Americas	Asia	Europe	Total
Market sector:
Semi-Cap	$47,415	$119,134	$23,833	$190,382
Industrial	28,181	84,789	28,659	141,629
A&D	105,031	5,044	16,180	126,255
Medical	60,743	35,936	12,891	109,570
AC&C	42,840	31,659	—	74,499
External revenue	284,210	276,562	81,563	642,335
Elimination of intersegment sales	11,007	10,504	1,836	23,347
Segment revenue	$295,217	$287,066	$83,399	$665,682

	Six Months Ended June 30, 2025
(in thousands)	Americas	Asia	Europe	Total
Market sector:
Semi-Cap	$91,497	$243,376	$50,576	$385,449
Industrial	56,068	164,040	58,268	278,376
A&D	208,539	8,672	30,900	248,111
Medical	115,229	72,255	25,723	213,207
AC&C	87,003	61,953	—	148,956
External revenue	558,336	550,296	165,467	1,274,099
Elimination of intersegment sales	21,159	20,809	4,211	46,179
Segment revenue	$579,495	$571,105	$169,678	$1,320,278

	Three Months Ended June 30, 2024
(in thousands)	Americas	Asia	Europe	Total
Market sector:
Semi-Cap	$54,471	$85,258	$32,135	$171,864
Industrial	35,671	79,276	26,756	141,703
A&D	94,262	2,680	11,898	108,840
Medical	56,014	42,952	12,585	111,551
AC&C	92,648	39,288	2	131,938
External revenue	333,066	249,454	83,376	665,896
Elimination of intersegment sales	10,075	8,216	2,480	20,771
Segment revenue	$343,141	$257,670	$85,856	$686,667

	Six Months Ended June 30, 2024
(in thousands)	Americas	Asia	Europe	Total
Market sector:
Semi-Cap	$108,129	$167,157	$62,517	$337,803
Industrial	65,321	163,487	53,927	282,735
A&D	181,125	11,802	21,747	214,674
Medical	117,877	85,178	23,223	226,278
AC&C	209,280	70,682	19	279,981
External revenue	681,732	498,306	161,433	1,341,471
Elimination of intersegment sales	33,738	17,180	4,919	55,837
Segment revenue	$715,470	$515,486	$166,352	$1,397,308

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, contract assets and advance payments from customers. During the six months ended June 30, 2025 and 2024, 87.3% and 86.0%, respectively, of the Company’s revenue was recognized as products and services that were transferred over time.

Contract assets primarily relate to the Company’s right to consideration for work completed but not billed to the customer as of period end. Contract asset balances are transferred to trade accounts receivable when the rights become unconditional.

A summary of activity related to the Company’s contract assets follows:

	Six Months Ended June 30,
(in thousands)	2025	2024
Balance as of the beginning of the year	$167,578	$174,979
Revenue recognized	1,112,985	1,153,907
Amounts collected or invoiced	(1,105,462)	(1,146,796)
Balance as of the end of the period	$175,101	$182,090

As of June 30, 2025 and December 31, 2024, the Company had $126.5 million and $143.6 million, respectively, in advance payments from customers. Of those amounts, $108.4 million and $132.5 million, respectively, were customer deposits and prepayments of inventory and $18.1 million and $11.1 million, respectively, were related to the contractual timing of payments. The advance payments are not considered a significant financing component because they are used to meet working capital demands of a contract, offset inventory risks and protect the Company from the failure of other parties to fulfill obligations under a contract.

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

Information about the Company’s operating segments follows:

	Three Months Ended June 30, 2025
(in thousands)	Americas	Asia	Europe	Total
Sales from external customers	$284,210	$276,562	$81,563	$642,335
Intersegment sales	11,007	10,504	1,836	23,347
	$295,217	$287,066	$83,399	$665,682

Reconciliation of sales
Elimination of intersegment sales				(23,347)
Sales				$642,335

Less:
Cost of sales	263,884	238,874	72,474
Selling, general and administrative expenses	7,349	3,850	2,440
Other(1)	2,200	6	—
Segment income from operations	$10,777	$33,832	$6,649	$51,258

Reconciliation of income before income taxes
Other - corporate and eliminations(2)				(30,772)
Interest expense				(6,348)
Interest income				3,135
Other expense, net				(666)
Income before income taxes				$16,607

	Six Months Ended June 30, 2025
(in thousands)	Americas	Asia	Europe	Total
Sales from external customers	$558,336	$550,296	$165,467	$1,274,099
Intersegment sales	21,159	20,809	4,211	46,179
	$579,495	$571,105	$169,678	$1,320,278

Reconciliation of sales
Elimination of intersegment sales				(46,179)
Sales				$1,274,099

Less:
Cost of sales	523,541	470,431	146,106
Selling, general and administrative expenses	14,829	7,384	4,709
Other(1)	13,617	12	—
Segment income from operations	$6,349	$72,469	$14,652	$93,470

Reconciliation of income before income taxes
Other - corporate and eliminations(2)				(61,225)
Interest expense				(11,643)
Interest income				5,867
Other expense, net				(1,468)
Income before income taxes				$25,001

	Three Months Ended June 30, 2024
(in thousands)	Americas	Asia	Europe	Total
Sales from external customers	$333,066	$249,454	$83,376	$665,896
Intersegment sales	10,075	8,216	2,480	20,771
	$343,141	$257,670	$85,856	$686,667

Reconciliation of sales
Elimination of intersegment sales				(20,771)
Sales				$665,896

Less:
Cost of sales	310,768	213,875	74,278
Selling, general and administrative expenses	8,024	3,452	2,466
Other(1)	1,088	(2)	4
Segment income from operations	$13,186	$32,129	$6,628	$51,943

Reconciliation of income before income taxes
Other - corporate and eliminations(2)				(24,690)
Interest expense				(6,933)
Interest income				2,526
Other expense, net				(2,323)
Income before income taxes				$20,523

	Six Months Ended June 30, 2024
(in thousands)	Americas	Asia	Europe	Total
Sales from external customers	$681,732	$498,306	$161,433	$1,341,471
Intersegment sales	33,738	17,180	4,919	55,837
	$715,470	$515,486	$166,352	$1,397,308

Reconciliation of sales
Elimination of intersegment sales				(55,837)
Sales				$1,341,471

Less:
Cost of sales	638,556	425,535	143,338
Selling, general and administrative expenses	15,995	6,490	4,686
Other(1)	3,828	375	4
Segment income from operations	$23,353	$65,906	$13,405	$102,664

Reconciliation of income before income taxes
Other - corporate and eliminations(2)				(49,882)
Interest expense				(14,178)
Interest income				4,518
Other expense, net				(3,500)
Income before income taxes				$39,622

(1) Includes expenses for amortization of intangible assets and restructuring charges and other costs.

(2) Includes corporate expenses for unallocated expenses, amortization of intangible assets, restructuring charges and other costs and elimination of intersegment cost of sales.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Depreciation and amortization:
Americas	$5,255	$5,254	$10,467	$10,679
Asia	2,865	2,513	5,608	5,037
Europe	1,006	862	1,989	1,743
Corporate	2,891	2,803	5,721	5,567
Total depreciation and amortization	$12,017	$11,432	$23,785	$23,026

Capital expenditures:
Americas	$5,241	$3,833	$6,360	$5,616
Asia	4,243	2,365	5,862	4,870
Europe	1,722	1,037	2,224	2,061
Corporate	1,098	1,269	2,014	1,860
Total capital expenditures	$12,304	$8,504	$16,460	$14,407

	June 30,	December 31,
(in thousands)	2025	2024
Assets:
Americas	$813,697	$866,595
Asia	708,695	821,252
Europe	245,037	225,872
Corporate	263,416	225,745
Total assets	$2,030,845	$2,139,464

Geographic sales information about the Company’s sales is determined based on the destination of the product shipped. Long-lived assets information is determined based on the physical location of the Company’s assets and includes property, plant and equipment, net, operating lease right-of-use assets and other long-term assets, net.

A summary of the Company’s geographic sales and long-lived assets follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Geographic sales:
United States	$331,161	$387,720	$657,803	$784,139
Singapore	130,788	105,070	270,747	206,308
Other Asia	61,841	44,880	113,285	104,776
Europe	101,884	103,278	199,636	201,300
Other	16,661	24,948	32,628	44,948
Total sales	$642,335	$665,896	$1,274,099	$1,341,471

	June 30,	December 31,
(in thousands)	2025	2024
Long-lived assets:
United States	$213,219	$215,536
Asia	89,424	89,249
Europe	41,267	39,936
Other	60,404	64,506
Total long-lived assets	$404,314	$409,227

Note 12 – Accounts Receivable Sale Programs

As of June 30, 2025, in connection with trade accounts receivable sale programs with unaffiliated financial institutions, the Company may elect to sell, at a discount, on an ongoing basis, up to a maximum of $200.0 million of specific accounts receivable at any one time.

During the three months ended June 30, 2025 and 2024, the Company sold $143.6 million and $158.5 million, respectively, of accounts receivable under these programs, and in exchange, the Company received cash proceeds of $142.7 million and $157.3 million, respectively, net of the discount.

During the six months ended June 30, 2025 and 2024, the Company sold $328.6 million and $293.6 million, respectively, of accounts receivable under these programs, and in exchange, the Company received cash proceeds of $326.5 million and $291.4 million, respectively, net of the discount.

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

The fair value of the Company’s derivative instruments follows:

		June 30,	December 31,
(in thousands)	Balance Sheet Location	2025	2024
Derivatives designated as hedging instruments:
Forward currency exchange contracts	Other long-term assets	$3,289	$—
Forward currency exchange contracts	Other long-term liabilities	—	3,745
Interest rate swap agreement	Other long-term liabilities	2,227	114

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

During the three and six months ended June 30, 2025, the Company recorded an unrealized gain of $4.6 million ($3.4 million net of tax) and an unrealized gain of $7.0 million ($5.3 million net of tax), respectively, on its forward currency exchange contracts in other comprehensive income and transferred unrealized losses of $0.3 million and $1.2 million to cost of sales.

During the three and six months ended June 30, 2024, the Company recorded an unrealized loss of $5.0 million ($3.7 million net of tax) and an unrealized loss of $3.7 million (2.8 million net of tax), respectively, on its forward currency exchange contracts in other comprehensive income and transferred unrealized gains of $1.1 million and $2.1 million to cost of sales.

The Company also has forward currency exchange contracts that have not been designated as accounting hedges and, therefore, changes in fair value are recorded in other expense, net in the consolidated statements of income.

Interest Rate Swap Agreement

The Company utilizes an interest rate swap agreement to hedge a portion of its interest rate exposure on outstanding borrowings under the Credit Agreement. Under the interest rate swap agreement, the Company receives variable rate interest payments based on the one-month Term SOFR rate and pays fixed rate interest payments. The effect of the swap is to convert a portion of the floating rate interest expense to fixed interest rate expense. Based on the terms of the interest rate swap contract and the underlying borrowings outstanding under the Credit Agreement, the interest rate swap was determined to be highly effective, and thus qualifies and has been designated as a cash flow hedge. As such, changes in the fair value of the interest rate swap are recorded in accumulated other comprehensive loss on the consolidated balance sheet until earnings are affected by the variability of cash flows. The fair value estimates for the Company’s respective interest rate swap agreements were based on Level 2 inputs of the fair value hierarchy, as the Company obtains the valuation from a third party active in relevant markets. The valuation of the interest rate swap agreements is primarily measured through various pricing models and discounted cash flow analysis that incorporate observable market parameters, such as interest rate yield curves and volatility.

The Company entered into an interest rate swap agreement on July 20, 2023 and the fixed interest rate for the contract is 4.039%. As of June 30, 2025, the notional amount of this interest rate swap was $119.8 million.

During the three and six months ended June 30, 2025, the Company recorded an unrealized loss of $0.8 million ($0.5 million net of tax) and an unrealized loss of $2.1 million ($1.6 million net of tax), respectively, on the interest rate swap in other comprehensive income (loss).

During the three and six months ended June 30, 2024, the Company recorded an unrealized gain of $0.4 million ($0.3 million net of tax) and an unrealized gain of $2.8 million ($2.0 million net of tax), respectively, on the interest rate swap in other comprehensive income (loss).

Note 14 – Accumulated Other Comprehensive Loss

A summary of the changes in accumulated other comprehensive loss follows:

	Three Months Ended June 30,
	2025				2024
(in thousands)	Foreign Currency Translation Adjustments	Derivative Instruments, Net of Tax	Other	Total	Foreign Currency Translation Adjustments	Derivative Instruments, Net of Tax	Other	Total
Beginning balance	$(14,216)	$(2,052)	$(831)	$(17,099)	$(14,450)	$2,894	$(1,064)	$(12,620)
Other comprehensive gain (loss) before reclassifications	7,066	2,586	120	9,772	(523)	(2,292)	66	(2,749)
Amounts reclassified from accumulated other comprehensive loss	—	266	—	266	—	(1,133)	—	(1,133)
Total other comprehensive income	7,066	2,852	120	10,038	(523)	(3,425)	66	(3,882)
Ending balance	$(7,150)	$800	$(711)	$(7,061)	$(14,973)	$(531)	$(998)	$(16,502)

	Six Months Ended June 30,
	2025				2024
(in thousands)	Foreign Currency Translation Adjustments	Derivative Instruments, Net of Tax	Other	Total	Foreign Currency Translation Adjustments	Derivative Instruments, Net of Tax	Other	Total
Beginning balance	$(17,446)	$(2,884)	$(911)	$(21,241)	$(12,913)	$160	$(1,107)	$(13,860)
Other comprehensive gain (loss) before reclassifications	10,296	2,454	200	12,950	(2,060)	1,384	109	(567)
Amounts reclassified from accumulated other comprehensive loss	—	1,230	—	1,230	—	(2,075)	—	(2,075)
Total other comprehensive income	10,296	3,684	200	14,180	(2,060)	(691)	109	(2,642)
Ending balance	$(7,150)	$800	$(711)	$(7,061)	$(14,973)	$(531)	$(998)	$(16,502)

See Note 13 for further discussion about the Company’s derivative instruments.

Note 15 – Contingencies

On January 7, 2025, our Guadalajara subsidiary Benchmark Electronics de Mexico S. de R.L. de C.V. (Benchmark Guadalajara) received a tax assessment from the Jalisco, Mexico office of customs and taxing authorities (Servicio de Administracion Tributaria (SAT)) asserting that Benchmark Guadalajara owed approximately $12.0 million in import duties, customs penalties, fees and surcharges relating to goods imported by Benchmark Guadalajara into Mexico in the first quarter of 2016. Benchmark Guadalajara challenged the findings in the tax assessment by taking an administrative appeal with the SAT on February 19, 2025. In April 2025, Benchmark Guadalajara and SAT reached an agreement to reduce the amount levied in the tax assessment to approximately $10.1 million and the Company accrued the expected settlement during the first quarter of 2025. Additionally, $0.6 million of other related costs were incurred in connection with the matter during the second quarter of 2025. Benchmark Guadalajara plans to continue pursuing all available reimbursement opportunities pertaining to the assessment such as recoverable value add taxes.

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

During the six months ended June 30, 2025, the Company recognized $3.3 million of restructuring charges, which primarily related to capacity and workforce reductions at its sites in the Americas. Accrued restructuring costs are included in accrued liabilities on the consolidated balance sheet. Additionally, the Company agreed to a $10.7 million settlement related to a tax assessment in the Americas. See Note 15 for further information on the tax assessment.

The Company recognized $4.8 million of restructuring charges during the six months ended June 30, 2024 primarily related to capacity and workforce reductions at its sites in the Americas.

The components of restructuring charges were as follows:

	Six Months Ended June 30, 2025
(in thousands)	Americas	Asia	Europe	Total
Severance costs	$2,923	$—	$—	$2,923
Other exit costs	358	—	—	358
Total restructuring charges	$3,281	$—	$—	$3,281

The changes in the Company’s accrued restructuring costs were as follows:

(in thousands)	Balances as of December 31, 2024	Restructuring Charges	Cash Payments	Non-Cash Activity	Balances as of June 30, 2025
Severance costs	$209	$2,923	$(2,804)	$—	$328
Other exit costs	—	358	(358)	—	—
Total accrued restructuring costs	$209	$3,281	$(3,162)	$—	$328

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The financial information and the discussion below should be read in conjunction with other information, including the unaudited condensed consolidated financial statements and Notes thereto in Part I, Item 1 of this quarterly report on Form 10-Q for the quarterly period ended June 30, 2025 (this Report), the consolidated financial statements and Notes thereto appearing in the Company’s annual report on Form 10-K for the year ended December 31, 2024 (the 2024 10-K), and Part I, Item 1A, Risk Factors of the 2024 10-K. In this Report, references to Benchmark, the Company or use of the words “we,” “our” and “us” include Benchmark’s subsidiaries unless otherwise noted.

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

•
Design & Engineering Services, which include designing for manufacturability, design optimization for our factory processes and supply chain, and test development, concurrent and sustaining engineering, turnkey product design and regulatory services. Our engineering services may be for systems, sub-systems, PCBAs, and components. We have the flexibility and capability to engage anywhere in the design process flow. We provide these services across all the industries we serve. We have the ability to provide complete technology solutions, which involve developing a library of building blocks or reference designs primarily in defense solutions, surveillance systems, millimeter wave radio frequency (RF) subsystems, and front-end managed connected data collection systems. We often partner with our customers to merge these solutions utilizing our engineering services to provide turnkey product development from requirements through the launch to volume production into our factories. Our building blocks can be utilized across a variety of industries, but we have significant focus and capabilities in the A&D, medical, AC&C, and the industrial markets. We have also developed differentiated capabilities in RF. The need to improve size, weight, and power to accommodate high-frequency electronics communications is important to customers in the A&D, medical, and AC&C markets.

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

Second Quarter of 2025 Highlights

Sales for the three months ended June 30, 2025 were $642.3 million, a 4% decrease from sales of $665.9 million during the three months ended June 30, 2024. During the second quarter of 2025, sales to customers in our various industry sectors varied from the second quarter of 2024 as follows:

• Semi-Cap increased by 11%

• Industrial remained flat

• A&D increased by 16%

• Medical decreased by 2%

• AC&C decreased by 44%

The overall revenue decrease was primarily due to lower AC&C revenue, due to general end demand softness. This was partially offset by an increase in Semi-Cap and A&D revenue, due to improving demand and new customer wins. See “Results of Operations — Sales” discussion below.

Impact of Certain Factors on Results

Our sales depend on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, the availability of electronic component supply, or the failure of a major customer to pay for components or services have adversely affected us by not allowing us to fulfill our total customer demand. A substantial percentage of our sales are made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. Sales to our ten largest customers represented 53% of our total sales during both the six months ended June 30, 2025 and 2024. After a period of unprecedented global labor and supply disruptions, we have seen a general easing of certain material constraints across commodity categories, with the exception of older technologies where semiconductor OEMs are not adding incremental capacity. The lack of capacity regarding these older technologies could constrain our ability to produce the full demand forecasts we are receiving from customers needing those parts. We have experienced a significant reduction of non-cancellable and non-returnable business terms from our suppliers as lead times have improved significantly from previous highs.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	89.9	89.8	90.0	89.9
Gross profit	10.1	10.2	10.0	10.1
Selling, general and administrative expenses	6.3	5.7	6.2	5.6
Amortization of intangible assets	0.2	0.2	0.2	0.2
Restructuring charges and other costs	0.4	0.2	1.1	0.4
Income from operations	3.2	4.1	2.5	3.9
Other expense, net	(0.6)	(1.0)	(0.5)	(1.0)
Income before income taxes	2.6	3.1	2.0	2.9
Income tax expense	2.4	0.8	1.6	0.8
Net income	0.2%	2.3%	0.4%	2.1%

Sales

As noted above, sales for the second quarter of 2025 decreased 4% from the second quarter of 2024.

Sales are analyzed by management by market sector and by geographic segment, which reflect our reportable segments. Our global business development strategy is based on our targeted market sectors. Management measures operational performance and allocates resources on a geographic segment basis.

Sales by market sector were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Semi-Cap	$190,382	$171,864	$385,449	$337,803
Industrial	141,629	141,703	278,376	282,735
A&D	126,255	108,840	248,111	214,674
Medical	109,570	111,551	213,207	226,278
AC&C	74,499	131,938	148,956	279,981
Total net sales	$642,335	$665,896	$1,274,099	$1,341,471

Semiconductor Capital Equipment. Sales for the three months ended June 30, 2025 increased 11% to $190.4 million from $171.9 million for the three months ended June 30, 2024. Sales for the six months ended June 30, 2025 increased 14% to $385.4 million from $337.8 million for the six months ended June 30, 2024. The increases were primarily due to higher demand and new program wins.

Industrial. Sales for the three months ended June 30, 2025 and 2024 were $141.6 million and $141.7 million, respectively. Sales for the six months ended June 30, 2025 decreased 2% to $278.4 million from $282.7 million for the six months ended June 30, 2024. The decrease was primarily due to demand softness from certain existing customers partially offset by new program ramps.

Aerospace and Defense. Sales for the three months ended June 30, 2025 increased 16% to $126.3 million from $108.8 million for the three months ended June 30, 2024. Sales for the six months ended June 30, 2025 increased 16% to $248.1 million from $214.7 million for the six months ended June 30, 2024. The increases were primarily due to strong market growth in both commercial aerospace and defense.

Medical. Sales for the three months ended June 30, 2025 decreased 2% to $109.6 million from $111.6 million for the three months ended June 30, 2024. Sales for the six months ended June 30, 2025 decreased 6% to $213.2 million from $226.3 million for the six months ended June 30, 2024. The decreases were primarily due to end-demand weakness impacting medical devices and delayed ramp of new programs.

Advanced Computing and Communications. Sales for the three months ended June 30, 2025 decreased 44% to $74.5 million from $131.9 million for the three months ended June 30, 2024. Sales for the six months ended June 30, 2025 decreased 47% to $149.0 million from $280.0 million for the six months ended June 30, 2024. The decreases were primarily due to lower demand coupled with high-performance computing program transitions.

Our international operations are subject to the risks of doing business abroad. See Part I, Item 1A of our 2024 10-K for factors pertaining to our international sales, fluctuations in foreign currency exchange rates and a discussion of potential adverse effects in operating results associated with the risks of doing business abroad. During the three months ended June 30, 2025 and 2024, 64% and 61%, respectively of our sales were from international operations.

Sales by geographic segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Sales:
Americas	$295,217	$343,141	$579,495	$715,470
Asia	287,066	257,670	571,105	515,486
Europe	83,399	85,856	169,678	166,352
Elimination of intersegment sales	(23,347)	(20,771)	(46,179)	(55,837)
Total sales	$642,335	$665,896	$1,274,099	$1,341,471

Americas. Sales for the three months ended June 30, 2025 decreased 14% to $295.2 million from $343.1 million for the three months ended June 30, 2024. Sales for the six months ended June 30, 2025 decreased 19% to $579.5 million from $715.5 million for the six months ended June 30, 2024. The decreases were primarily due to softness in AC&C and Semi-Cap sectors partially offset by increased demand in the A&D sector.

Asia. Sales for the three months ended June 30, 2025 increased 11% to $287.1 million from $257.7 million for the three months ended June 30, 2024. Sales for the six months ended June 30, 2025 increased 11% to $571.1 million from $515.5 million for the six months ended June 30, 2024. The increases were primarily due to an increase in existing customer demand in the Semi-Cap and industrial sectors partially offset by decreased demand in the Medical and AC&C sectors.

Europe. Sales for the three months ended June 30, 2025 decreased 3% to $83.4 million from $85.9 million for the three months ended June 30, 2024. The decrease was primarily due to decreased demand in the Semi-Cap sector partially offset by an increase in the A&D sector. Sales for the six months ended June 30, 2025 increased 2% to $169.7 million from $166.4 million for the six months ended June 30, 2024. The increase was primarily due to higher demand in the A&D and Industrial sectors partially offset by a decrease in the Semi-Cap sector.

Gross Profit

Gross profit for the three months ended June 30, 2025 decreased 5% to $64.8 million from $68.0 million for the three months ended June 30, 2024. The decrease was primarily due to lower sales. Gross profit margin decreased to 10.1% for the three months ended June 30, 2025 from 10.2% for the three months ended June 30, 2024.

Gross profit for the six months ended June 30, 2025 decreased 5% to $128.0 million from $135.4 million for the six months ended June 30, 2024. The decrease was primarily due to lower sales. Gross profit margin decreased to 10.0% for the six months ended June 30, 2025 from 10.1% for the six months ended June 30, 2024.

Income from Operations

Income from operations for the three months ended June 30, 2025 decreased 25% to $20.5 million from $27.3 million in the three months ended June 30, 2024. Income from operations for the six months ended June 30, 2025 decreased 39% to $32.2 million from $52.8 million in the six months ended June 30, 2024. The decreases were primarily due to lower sales, as well as increased selling, general and administrative expenses primarily due to higher stock based compensation expense and increased restructuring expenses and other costs due to settlement of a tax assessment in the Americas as described below.

Income from operations by reportable segment was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Income from operations:
Americas	$10,777	$13,186	$6,349	$23,353
Asia	33,832	32,129	72,469	65,906
Europe	6,649	6,628	14,652	13,405
Corporate and intersegment eliminations	(30,772)	(24,690)	(61,225)	(49,882)
Total income from operations	$20,486	$27,253	$32,245	$52,782

Americas. Income from operations for the three months ended June 30, 2025 decreased 18% to $10.8 million from $13.2 million for the three months ended June 30, 2024. Income from operations for the six months ended June 30, 2025 decreased 73% to $6.3 million from $23.4 million for the six months ended June 30, 2024.The decreases were primarily due to lower revenue, as well as increased restructuring expenses and other costs due to settlement of a tax assessment, partially offset by cost control. See Note 15 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Report for additional information on the tax assessment.

Asia. Income from operations for the three months ended June 30, 2025 increased 5% to $33.8 million from $32.1 million for the three months ended June 30, 2024. Income from operations for the six months ended June 30, 2025 increased 10% to $72.5 million from $65.9 million for the six months ended June 30, 2024. The increases were primarily due to higher revenue and cost control.

Europe. Income from operations for the three months ended June 30, 2025 was flat at $6.6 million for the three months ended June 30, 2024. Income from operations for the six months ended June 30, 2025 increased 9% to $14.7 million from $13.4 million for the six months ended June 30, 2024. The increases were primarily due to higher revenue and cost control.

Selling, General and Administrative Expenses

SG&A expenses increased to $40.6 million for the three months ended June 30, 2025 from $38.0 million for the three months ended June 30, 2024. SG&A expenses increased to $79.4 million for the six months ended June 30, 2025 from $75.4 million for the six months ended June 30, 2024. The increases were primarily due to higher stock based compensation expense, as well as professional services.

Amortization of Intangible Assets

Amortization of intangible assets was $1.2 million for the three months ended June 30, 2025 and 2024. Amortization of intangible assets was $2.4 million for the six months ended June 30, 2025 and 2024.

Restructuring Charges and Other Costs

During the three and six months ended June 30, 2025, we recognized $1.9 million and $3.3 million, respectively, of restructuring charges and other costs primarily due to capacity and workforce reductions at our sites in the Americas. Additionally, the Company incurred $0.6 million and $10.7 million of settlement costs related to a tax assessment in the Americas for the three and six months ended June 30, 2025, respectively. See Note 15 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Report for additional information on the tax assessment.

During the three and six months ended June 30, 2024, we recognized $1.5 million and $4.8 million, respectively, of restructuring charges and other costs primarily due to capacity and workforce reductions at our sites in the Americas.

See Note 16 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Report for additional information on our restructuring charges and other costs.

Interest Expense

Interest expense decreased to $6.3 million for the three months ended June 30, 2025 from $6.9 million for the three months ended June 30, 2024. Interest expense decreased to $11.6 million for the six months ended June 30, 2025 from $14.2 million for the six months ended June 30, 2024. The decreases were primarily due to decreased borrowings and a lower interest rate environment.

Interest Income

Interest income increased to $3.1 million for the three months ended June 30, 2025 from $2.5 million for the three months ended June 30, 2024. Interest income increased to $5.9 million for the six months ended June 30, 2025 from $4.5 million for the six months ended June 30, 2024. The increases were primarily due to higher cash balances partially offset by a lower interest environment.

Other Expense, Net

Other expense, net decreased to $0.7 million for the three months ended June 30, 2025 from $2.3 million for the three months ended June 30, 2024. Other expense, net decreased to $1.5 million for the six months ended June 30, 2025 from $3.5 million for the six months ended June 30, 2024. The decreases were primarily due to lower foreign currency exchange losses.

Income Tax Expense

Income tax expense of $15.6 million represented a 94.1% effective tax rate for the three months ended June 30, 2025, compared with $5.0 million for the three months ended June 30, 2024, representing an effective tax rate of 24.3%. Income tax expense of $20.4 million represented a 81.5% effective tax rate for the six months ended June 30, 2025, compared with $10.1 million for the six months ended June 30, 2024, representing an effective tax rate of 25.5%. The increase in the effective tax rate in 2025 is primarily due to the $10.4 million in discrete tax expense recorded in the second quarter for the foreign withholding taxes on repatriated dividends and recognition of deferred tax liabilities on China unremitted earnings, losses generated in a jurisdiction where no tax benefit can be recognized and to the mix of profits in our various jurisdictions.

Net Income

We reported net income of $1.0 million, or $0.03 per diluted share, for the three months ended June 30, 2025, compared with net income of $15.5 million, or $0.43 per diluted share, for the three months ended June 30, 2024. We reported net income of $4.6 million, or $0.13 per diluted share, for the six months ended June 30, 2025, compared with net income of $29.5 million, or $0.81 per diluted share, for the six months ended June 30, 2024. The decreases were primarily due to the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our organic growth and operations through funds generated from operations and occasional borrowings under our credit agreement (as amended and restated, the Credit Agreement), consisting of a term loan facility and a $550.0 million revolving credit facility, both with a maturity date of June 27, 2030. Cash, cash equivalents and restricted cash totaled $264.6 million as of June 30, 2025, which included $227.5 million held outside the United States in various foreign subsidiaries.

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

Cash Flows

Cash provided from operating activities was $28.7 million during the six months ended June 30, 2025, and primarily consisted of $4.6 million of net income, adjusted for $23.8 million of depreciation and amortization, $9.7 million of stock-based compensation expense, a $46.8 million decrease in accounts receivable, a $26.1 million decrease in inventories, partially offset by a $17.7 million decrease in accrued liabilities, a $17.2 million decrease in advance payments from customers and a $20.7 million decrease in income taxes. Working capital was $0.8 billion as of June 30, 2025.

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

Cash used in investing activities was $16.4 million during the six months ended June 30, 2025 primarily due to capital expenditures for property, plant and equipment of $14.4 million and purchased software of $2.1 million. The purchases of property, plant and equipment were primarily for leasehold improvements and machinery and equipment in the Americas and Asia.

Cash used in financing activities was $85.4 million during the six months ended June 30, 2025. Borrowings under the Credit Agreement were $398.6 million and principal payments under the Credit Agreement were $446.6 million. In addition, during the six months ended June 30, 2025, we paid $16.0 million for stock repurchases, $6.7 million for employee taxes in connection with the settlement of stock-based awards and $12.3 million for dividends.

Credit Agreement

On June 27, 2025, the Company entered into a $700 million second amended and restated credit agreement (the Credit Agreement) by and among the Company, certain of its subsidiaries, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Swingline Lender and an L/C Issuer. The Credit Agreement is comprised of a five-year $550 million revolving credit facility and a five-year $150 million term loan facility, both with a maturity date of June 27, 2030. As of June 30, 2025, we had $150 million in borrowings outstanding under the term loan facility, $60.0 million outstanding under our revolving credit facility and $4.4 million in letters of credit outstanding under our revolving credit facility. See Note 5 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Report for more information regarding the terms of our Credit Agreement.

The Credit Agreement contains certain financial covenants related to interest coverage and debt leverage, and certain customary affirmative and negative covenants, including restrictions on our ability to incur additional debt and liens, pay dividends, repurchase shares, sell assets, including trade accounts receivable, and merge or consolidate with other persons. Amounts due under the Credit Agreement could be accelerated upon specified events of default, including a failure to pay amounts due, breach of a covenant, material inaccuracy of a representation, or occurrence of bankruptcy or insolvency, subject, in some cases, to cure periods. As of June 30, 2025, we were in compliance with all of these covenants and restrictions.

As of June 30, 2025, we had $485.6 million available for borrowings under the Credit Agreement, subject to compliance with financial covenants as to interest coverage and debt leverage, in addition to other debt covenant restrictions. During the next 12 months, we believe our capital expenditures will approximate $60 million to $70 million, principally for machinery and equipment to help increase our production capacity to support anticipated revenue growth and our ongoing business around the globe.

Dividends

During the six months ended June 30, 2025 and 2024, cash dividends paid totaled $12.3 million and $11.8 million, respectively. On June 9, 2025, the Board of Directors declared a quarterly cash dividend of $0.17 per share of the Company’s common stock to shareholders of record as of June 30, 2025. The dividend of $6.1 million was paid on July 11, 2025.

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

Share Repurchase Authorization

On February 19, 2020, the Board of Directors approved an expanded share repurchase authorization granting the Company authority to repurchase up to $150 million in common stock.

The Company repurchased 0.4 million shares for an aggregate of $16.0 million at an average price of $37.43 per share during the six months ended June 30, 2025. As of June 30, 2025, the Company had $133.5 million remaining under share repurchase authorizations. See Note 7 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Report for more information on the share repurchase authorization.

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

We transact business in various foreign countries and are subject to foreign currency fluctuation risks. We use natural hedging and forward contracts to economically hedge transactional exposure primarily associated with trade accounts receivable, other receivables and trade accounts payable that are denominated in a currency other than the functional currency of the respective operating entity. We do not use derivative financial instruments for speculative purposes. Certain forward currency exchange contracts in place as of June 30, 2025 have not been designated as accounting hedges and, therefore, changes in fair value are recorded within our unaudited condensed consolidated statements of income in Part I, Item 1 of this Report.

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

We are also exposed to interest rate risk on borrowings under our Credit Agreement. As of June 30, 2025, we had $150 million outstanding on the floating rate term loan facility, and we have an interest rate swap agreement with a notional amount of $119.8 million and a fixed interest rate of 4.039%. Under this swap agreement, we receive variable rate interest rate payments and pay fixed rate interest payments. The effect of this swap is to convert our floating rate interest expense to a fixed interest rate expense. The interest rate swap is designated as a cash flow hedge.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information for the three months ended June 30, 2025 about the Company’s repurchases of its equity securities registered pursuant to Section 12 of the Exchange Act:

(d)
			(c)	Maximum
			Total	Number (or
			Number of	Approximate
			Shares (or Units)	Dollar Value) of
	(a)		Purchased as	Shares (or Units)
	Total	(b)	Part of Publicly	that May Yet Be
	Number of	Average Price	Announced	Purchased Under
	Shares (or Units)	Paid per Share	Plans or	the Plans or
(amounts in millions, except share and per share data)	Purchased	(or Unit)	Programs	Programs (1)
April 1 to 30, 2025	—	$—	—	$141.5
May 1 to 31, 2025	224,635	35.58	224,635	133.5
June 1 to 30, 2025	—	—	—	133.5
Total	224,635	35.58	224,635	133.5

(1) On December 7, 2015, the Board of Directors approved a share repurchase authorization granting the Company authority to repurchase up to $100 million in common stock. On March 6, 2018, October 26, 2018 and February 19, 2020, the Board of Directors authorized the repurchase of an additional $250 million, $100 million and $150 million of the Company’s common stock, respectively. Stock purchases may be made in the open market, in privately negotiated transactions or block transactions, at the discretion of the Company’s management and as market conditions warrant. Purchases are funded from available cash and may be commenced, suspended or discontinued at any time without prior notice. Shares of stock repurchased under the program are retired. The Company repurchased 0.2 million shares for an aggregate of $8.0 million at an average price of $35.58 per share during the three months ended June 30, 2025. As of June 30, 2025, the Company had $133.5 million remaining under share repurchase authorizations.

Item 5. Other Information

Rule 10b5-1 Plan Adoptions and Modifications

During the three months ended June 30, 2025, no director or officer adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, each as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Exhibit Description

3.1

Restated Certificate of Formation dated May 17, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 17, 2016) (the 8-K) (Commission file number 1-10560)

3.2

Amended and Restated Bylaws of the Company dated December 2, 2020 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated December 7, 2020 (Commission file number 1-10560))

4.1

Specimen form of certificate evidencing the Common Shares (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014) (Commission file number 1-10560)

10.1

Second Amended and Restated Credit Agreement, dated June 27, 2025, by and among Benchmark Electronics, Inc., certain of its subsidiaries, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Swingline Lender and an L/C Issuer* (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 30, 2025 (Commission file number 1-10560))

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

104 (1)

Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101)

* Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish supplementally to the Securities and Exchange Commission a copy of any omitted exhibits or schedules upon request.

(1) Filed herewith

(2) Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on July 31, 2025.

BENCHMARK ELECTRONICS, INC.

(Registrant)

By:	/s/ Jeffrey W. Benck
Jeffrey W. Benck
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Bryan R. Schumaker
Bryan R. Schumaker
Chief Financial Officer
(Principal Financial and Accounting Officer)