Form 10-Q
period 2025-09-30
BENCHMARK ELECTRONICS INC
filed 2025-11-05
CIK 863436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

Yes ☐ No ☑

As of November 3, 2025, there were 35,678,935 shares of common stock of Benchmark Electronics, Inc., par value $0.10 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
(in thousands, except par value)	2025	2024
Assets
Current assets:
Cash and cash equivalents	$285,419	$315,152
Restricted cash	642	12,875
Accounts receivable, net of allowance for doubtful accounts of $140 and $241, respectively	377,978	412,458
Contract assets	199,007	167,578
Inventories	509,005	553,654
Prepaid expenses and other current assets	63,363	42,512
Total current assets	1,435,414	1,504,229
Property, plant and equipment, net	226,234	225,097
Operating lease right-of-use assets	106,436	117,995
Goodwill	192,116	192,116
Deferred income taxes	36,931	33,892
Other long-term assets	70,218	66,135
Total assets	$2,067,349	$2,139,464
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$3,782	$6,737
Accounts payable	382,660	354,218
Advance payments from customers	124,164	143,614
Income taxes payable	2,427	22,119
Accrued liabilities	105,900	122,411
Total current liabilities	618,933	649,099
Long-term debt, net of current installments	212,622	250,457
Operating lease liabilities	101,801	108,997
Other long-term liabilities	21,839	17,598
Deferred income taxes	2,894	—
Total liabilities	958,089	1,026,151
Shareholders’ equity:
Preferred stock, $0.10 par value; 5,000 shares authorized, none issued	—	—
Common stock, $0.10 par value; 145,000 shares authorized; issued and outstanding – 35,682 and 35,992, respectively	3,568	3,599
Additional paid-in capital	535,243	534,945
Retained earnings	577,629	596,010
Accumulated other comprehensive loss	(7,180)	(21,241)
Total shareholders’ equity	1,109,260	1,113,313
Total liabilities and shareholders’ equity	$2,067,349	$2,139,464

See the accompanying notes to the unaudited condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2025	2024	2025	2024
Sales	$680,678	$657,747	$1,954,777	$1,999,218
Cost of sales	612,735	591,006	1,758,882	1,797,119
Gross profit	67,943	66,741	195,895	202,099
Selling, general and administrative expenses	41,520	36,636	120,889	111,990
Amortization of intangible assets	1,205	1,205	3,613	3,613
Restructuring charges and other costs	1,557	795	15,487	5,609
Income from operations	23,661	28,105	55,906	80,887
Interest expense	(4,418)	(6,569)	(16,061)	(20,747)
Interest income	1,955	2,811	7,822	7,329
Other expense, net	(608)	(3,952)	(2,076)	(7,452)
Income before income taxes	20,590	20,395	45,591	60,017
Income tax expense	6,327	5,021	26,712	15,113
Net income	$14,263	$15,374	$18,879	$44,904
Earnings per share:
Basic	$0.40	$0.43	$0.53	$1.25
Diluted	$0.39	$0.42	$0.52	$1.23
Weighted-average number of shares outstanding:
Basic	35,802	36,051	35,947	35,970
Diluted	36,182	36,629	36,337	36,469

See the accompanying notes to the unaudited condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Net income	$14,263	$15,374	$18,879	$44,904
Other comprehensive income:
Foreign currency translation adjustments	(45)	3,107	10,251	1,047
Unrealized gain (loss) on derivatives, net of tax	182	(3,813)	3,866	(4,504)
Other	(256)	133	(56)	242
Total other comprehensive (loss) income	(119)	(573)	14,061	(3,215)
Comprehensive income	$14,144	$14,801	$32,940	$41,689

See the accompanying notes to the unaudited condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(unaudited)

(in thousands)	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balances, December 31, 2024	35,992	$3,599	$534,945	$596,010	$(21,241)	$1,113,313
Net income	—	—	—	18,879	—	18,879
Other comprehensive income	—	—	—	—	14,061	14,061
Dividends declared	—	—	—	(18,306)	—	(18,306)
Derecognition of subsidiary equity due to divestiture	—	—	—	(622)	—	(622)
Shares repurchased and retired	(682)	(68)	(7,594)	(18,332)	—	(25,994)
Stock-based compensation expense	—	—	15,077	—	—	15,077
Stock options exercised	1	—	4	—	—	4
Vesting of restricted stock units	547	55	(55)	—	—	—
Shares withheld for taxes	(176)	(18)	(7,134)	—	—	(7,152)
Balances, September 30, 2025	35,682	$3,568	$535,243	$577,629	$(7,180)	$1,109,260

Balances, June 30, 2025	35,912	$3,591	$533,155	$577,185	$(7,061)	$1,106,870
Net income	—	—	—	14,263	—	14,263
Other comprehensive income	—	—	—	—	(119)	(119)
Dividends declared	—	—	—	(6,065)	—	(6,065)
Derecognition of subsidiary equity due to divestiture	—	—	—	(622)	—	(622)
Shares repurchased and retired	(255)	(25)	(2,842)	(7,132)	—	(9,999)
Stock-based compensation expense	—	—	5,345	—	—	5,345
Vesting of restricted stock units	36	4	(4)	—	—	—
Shares withheld for taxes	(11)	(2)	(411)	—	—	(413)
Balances, September 30, 2025	35,682	$3,568	$535,243	$577,629	$(7,180)	$1,109,260

(in thousands)	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balances, December 31, 2023	35,664	$3,566	$528,842	$560,537	$(13,860)	$1,079,085
Net income	—	—	—	44,904	—	44,904
Other comprehensive loss	—	—	—	—	(3,215)	(3,215)
Dividends declared	—	—	—	(18,024)	—	(18,024)
Shares repurchased and retired	(127)	(13)	(1,408)	(3,680)	—	(5,101)
Stock-based compensation expense	—	—	10,740	—	—	10,740
Stock options exercised	23	2	480	—	—	482
Vesting of restricted stock units	612	61	(61)	—	—	—
Shares withheld for taxes	(203)	(19)	(6,176)	—	—	(6,195)
Balances, September 30, 2024	35,969	$3,597	$532,417	$583,737	$(17,075)	$1,102,676

Balances, June 30, 2024	36,077	$3,608	$529,836	$578,162	$(16,502)	$1,095,104
Net income	—	—	—	15,374	—	15,374
Other comprehensive loss	—	—	—	—	(573)	(573)
Dividends declared	—	—	—	(6,119)	—	(6,119)
Shares repurchased and retired	(127)	(13)	(1,408)	(3,680)	—	(5,101)
Stock-based compensation expense	—	—	4,379	—	—	4,379
Stock options exercised	—	—	12	—	—	12
Vesting of restricted stock units	26	2	(2)	—	—	—
Shares withheld for taxes	(7)	—	(400)	—	—	(400)
Balances, September 30, 2024	35,969	$3,597	$532,417	$583,737	$(17,075)	$1,102,676

See the accompanying notes to the unaudited condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
(in thousands)	2025	2024
Cash flows from operating activities:
Net income	$18,879	$44,904
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	27,898	26,897
Amortization	7,731	7,681
Stock-based compensation expense	15,077	10,740
Provision for doubtful accounts	—	671
Deferred income taxes	(1,442)	(5,119)
Loss (gain) on the sale of property, plant and equipment	44	(7)
Gain on business divestiture	(2,351)	—
Changes in operating assets and liabilities:
Accounts receivable	38,744	76,479
Contract assets	(31,429)	(11,559)
Inventories	48,547	102,540
Prepaid expenses and other assets	(20,926)	(8,888)
Accounts payable	19,566	(16,107)
Advance payments from customers	(19,449)	(59,533)
Accrued liabilities	(12,365)	(28,127)
Operating leases	1,908	1,192
Income taxes	(25,144)	1,545
Net cash provided by operating activities	65,288	143,309
Cash flows from investing activities:
Additions to property, plant and equipment	(25,175)	(22,555)
Additions to capitalized purchased software	(2,779)	(1,666)
Cash received from business divestiture	5,056	—
Proceeds from the disposal of property, plant and equipment	89	2,004
Other, net	(1)	(1,521)
Net cash used in investing activities	(22,810)	(23,738)
Cash flows from financing activities:
Borrowings under credit agreement	733,594	455,000
Principal payments on credit agreement	(772,578)	(507,461)
Dividends paid	(18,360)	(17,794)
Employee taxes paid with shares withheld	(7,152)	(6,195)
Proceeds from stock options exercised	4	482
Debt issuance costs	(2,289)	—
Principal payments on finance leases	(142)	(135)
Share repurchases	(25,994)	(5,101)
Net cash used in financing activities	(92,917)	(81,204)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	8,473	2,843
Net (decrease) increase in cash, cash equivalents and restricted cash	(41,966)	41,210
Cash, cash equivalents and restricted cash at the beginning of the year	328,027	283,213
Cash, cash equivalents and restricted cash at the end of the period	$286,061	$324,423

Supplemental cash flow information:
Income taxes paid, net	$58,974	$38,807
Interest paid	15,461	21,806
Non-cash investing activities:
Unpaid purchases of property, plant and equipment at the end of the period	3,978	3,088
Unpaid purchases of capitalized purchased software costs at the end of the period	2,053	1,320

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

Note 3 – Inventories

Inventory costs are summarized as follows:

	September 30,	December 31,
(in thousands)	2025	2024
Raw materials	$488,767	$528,424
Work in process	16,888	18,761
Finished goods	3,350	6,469
Total inventories	$509,005	$553,654

Note 4 – Goodwill and Other Intangible Assets

Goodwill allocated to the Company’s reportable operating segments follows:

(in thousands)	Americas	Asia	Total
Goodwill as of September 30, 2025 and December 31, 2024	$154,014	$38,102	$192,116

A summary of the Company’s acquired identifiable intangible assets and capitalized purchased software costs follows:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$100,175	$(80,405)	$19,770
Capitalized purchased software costs	47,539	(34,757)	12,782
Technology licenses	15,500	(15,500)	—
Trade names and trademarks	7,800	—	7,800
Other	869	(445)	424
Total intangible assets as of September 30, 2025	$171,883	$(131,107)	$40,776

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$100,041	$(76,675)	$23,366
Capitalized purchased software costs	44,316	(31,525)	12,791
Technology licenses	15,500	(15,500)	—
Trade names and trademarks	7,800	—	7,800
Other	868	(428)	440
Total intangible assets as of December 31, 2024	$168,525	$(124,128)	$44,397

A summary of the components of amortization expense, as presented in the consolidated statements of cash flows, follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Amortization of intangible assets	$1,205	$1,205	$3,613	$3,613
Amortization of capitalized purchased software costs	1,124	1,225	3,493	3,679
Amortization of debt costs	141	130	625	389
Total amortization expense	$2,470	$2,560	$7,731	$7,681

A summary of the future amortization expense related to the Company’s intangible assets held as of September 30, 2025 for each of the next five years follows (in thousands):

Year ending December 31,	Amortization Expense
Remaining three months of 2025	$1,204
2026	4,817
2027	4,817
2028	4,817
2029	4,218
2030	24

Note 5 – Borrowing Facilities

Long-term debt consists of the following:

	September 30,	December 31,
(in thousands)	2025	2024
Revolving credit facility	$70,000	$135,000
Term loan	149,063	123,047
Less: unamortized debt issuance costs	(2,691)	(1,027)
Total long-term debt, including current installments	$216,372	$257,020

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

As of September 30, 2025, a portion of the $149.1 million outstanding debt under the Credit Agreement is effectively at a fixed interest rate of 3.965%, plus credit spread, resulting from a $149.1 million notional interest rate swap contract, which is discussed in Note 13. A commitment fee of 0.15% to 0.30% per annum (based on the debt to EBITDA ratio) on the unused portion of the Revolving Credit Facility is payable quarterly in arrears.

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

The Credit Agreement contains certain financial covenants related to interest coverage and debt leverage, and certain customary affirmative and negative covenants, including restrictions on the Company’s ability to incur additional debt and liens, pay dividends, repurchase shares, sell assets and merge or consolidate with other persons. Amounts due under the Credit Agreement may be accelerated upon customary specified events of default, including a failure to pay amounts due, breach of a covenant, material inaccuracy of a representation, or occurrence of bankruptcy or insolvency, subject, in some cases, to cure periods. As of September 30, 2025, the Company was in compliance with all of these covenants and restrictions.

As of September 30, 2025, the Company had $149.1 million in borrowings outstanding under the Term Loan Facility, $70.0 million in borrowings outstanding under the Revolving Credit Facility, and $4.4 million in letters of credit outstanding under the Revolving Credit Facility. As of September 30, 2025, the Company had $475.6 million available for future borrowings under the Revolving Credit Facility subject to compliance with financial covenants as to interest coverage and debt leverage, in addition to other debt covenant restrictions.

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

The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Finance lease costs:
Interest on lease liabilities	$1	$3	$4	$10
Operating lease costs	5,124	5,583	16,981	16,648
Short-term lease costs	243	138	521	566
Variable lease costs	470	979	1,514	1,453
Total lease costs	$5,838	$6,703	$19,020	$18,677

A summary of cash flow information related to leases follows:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$16,809	$16,296
Operating cash flows used for finance leases	3	10
Financing cash flows used for finance leases	142	135
Right-of-use assets obtained in exchange for new operating lease liabilities	655	4,145

A summary of other information about the Company’s leases follows:

	September 30,	December 31,
(dollars in thousands)	2025	2024
Operating lease right-of-use assets	$106,436	$117,995
Finance lease liabilities, current (included in current installments of long-term debt)	$32	$174
Operating lease liabilities, current (included in accrued liabilities)	$14,713	$17,170
Operating lease liabilities, noncurrent	$101,801	$108,997
Weighted average remaining lease term – finance leases	0.2 yrs	0.9 yrs
Weighted average remaining lease term – operating leases	8.5 yrs	8.9 yrs
Weighted average discount rate – finance leases	4.8%	4.8%
Weighted average discount rate – operating leases	4.6%	4.6%

A summary of the Company's future annual minimum lease payments as of September 30, 2025 follows (in thousands):

Year ending December 31,	Operating Leases	Finance Leases
Remaining three months of 2025	$5,454	$32
2026	18,106	—
2027	16,240	—
2028	15,446	—
2029	14,982	—
2030 and thereafter	71,198	—
Total minimum lease payments	141,426	32
Less: imputed interest	(24,912)	—
Total present value of lease liabilities	$116,514	$32

Note 7 – Common Stock and Stock-Based Awards

Dividends

For the three and nine months ended September 30, 2025, cash dividends paid totaled $6.1 million and $18.4 million, respectively. For the three and nine months ended September 30, 2024, cash dividends paid totaled $6.0 million and $17.8 million, respectively.

On September 9, 2025, the Company declared a quarterly cash dividend of $0.17 per share of the Company’s common stock to shareholders of record as of September 30, 2025. The dividend of $6.1 million was paid on October 13, 2025.

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

The Company repurchased 0.3 million shares and 0.7 million shares during the three and nine months ended September 30, 2025, respectively, for an aggregate of $10.0 and $26.0 million, respectively, at an average price of $39.12 and $38.06 per share, respectively. As of September 30, 2025, the Company had $123.5 million remaining under share repurchase authorizations.

Stock-Based Compensation

Under the 2019 Omnibus Incentive Compensation Plan (as amended, the 2019 Plan), the Company, upon approval of the Compensation Committee of the Board of Directors, may grant stock options, restricted shares, restricted stock units (both time-based and performance-based) and certain other forms of equity awards, or any combination thereof, to any director, officer, employee or consultant (including any prospective director, officer, employee or consultant) of the Company. Stock options (which have not been awarded since 2015) are granted to employees with an exercise price equal to the market price of the Company’s common stock on the date of grant, generally vest over a four-year period from the date of grant and typically have a term of 10 years. Time-based restricted stock units granted to employees generally vest over a three-year or four-year period from the date of grant and are subject to continued employment with the Company. Performance-based restricted stock units generally vest over a three-year performance cycle, which includes the year of the grant, and are based upon the Company’s achievement of specified performance metrics. Awards under the 2019 Plan to non-employee directors have historically been in the form of restricted stock units, which vest annually starting on the grant date. As of September 30, 2025, the Company had 1.3 million common shares available for issuance under the 2019 Plan.

All share-based payments to employees of the Company, including grants of employee stock options (last awarded in 2015), are recognized in the consolidated financial statements based on their grant date fair values. The total compensation costs recognized for stock-based awards were $5.3 million and $15.1 million for the three and nine months ended September 30, 2025, respectively. The total compensation costs recognized for stock-based awards were $4.4 million and $10.7 million for the three and nine months ended September 30, 2024, respectively. The future tax benefit of these stock-based awards as of the grant date was $1.2 million and $2.2 million for the three and nine months ended September 30, 2025, respectively. The future tax benefit of these stock-based awards as of the grant date was $1.0 million and $2.5 million for the three and nine months ended September 30, 2024, respectively. The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option pricing model. The fair values of restricted stock units and performance-based restricted stock units are determined based on the closing market price of the Company’s common stock on the date of grant. For performance-based restricted stock units, compensation cost is calculated taking into consideration the probability that the underlying performance goals will be achieved, which is monitored by management throughout the requisite service period. When it becomes probable, based on management’s expectation of the Company’s performance during the measurement period, that more or less than the previous estimate of the awarded shares will vest, an adjustment to compensation cost is recognized as a change in accounting estimate in the period the change is determined.

As of September 30, 2025, the unrecognized compensation costs and remaining weighted-average amortization periods related to stock-based awards were as follows:

(in thousands)	Time- Based Restricted Stock Units	Performance- Based Restricted Stock Units(1)
Unrecognized compensation cost	$27,495	$7,275
Remaining weighted-average amortization period	1.9 years	2 years

(1) Based on the probable achievement of the performance goals identified in each award.

The total cash received by the Company as a result of stock option exercises for the nine months ended September 30, 2025 and 2024 was less than $0.1 million and $0.5 million, respectively. The actual tax benefit realized as a result of stock option exercises and the vesting of other share-based awards for the nine months ended September 30, 2025 and 2024 were $3.2 million and $3.5 million, respectively. For the nine months ended September 30, 2025 and 2024, the total intrinsic value of stock options exercised were less than $0.1 million and $0.3 million, respectively.

For performance-based restricted stock units granted during the nine months ended September 30, 2025 and 2024, the number of performance-based restricted stock units that will ultimately be earned will not be determined until the end of the respective performance periods, and may vary from as low as zero to as high as 2.5 times the target number depending on the level of achievement of certain performance goals. The level of achievement of these goals is based upon the financial results of the Company for the last full calendar year within the performance period. The performance goals consist of certain levels of achievement using the following financial metrics: revenue, operating income margin, and return on invested capital. If the performance goals are not met based on the Company’s financial results, the applicable performance-based restricted stock units will not vest and will be forfeited. Shares subject to forfeited performance-based restricted stock units will be available for re-issuance under the 2019 Plan.

The following table summarizes activities relating to the Company’s stock options:

(in thousands, except per share data and years)	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	1	$23.14
Exercised	(1)	23.14
Outstanding and exercisable as of September 30, 2025	—	—	—	$—

The following table summarizes the activities related to the Company’s time-based restricted stock units:

(in thousands, except per share data)	Number of Units	Weighted- Average Grant Date Fair Value
Non-vested awards outstanding as of December 31, 2024	1,188	$28.30
Granted	462	41.65
Vested	(500)	28.66
Forfeited	(55)	31.24
Non-vested awards outstanding as of September 30, 2025	1,095	34.01

The following table summarizes the activities related to the Company’s performance-based restricted stock units:

(in thousands, except per share data)	Number of Units	Weighted- Average Grant Date Fair Value
Non-vested awards outstanding as of December 31, 2024	414	$25.82
Granted(1)	141	42.21
Vested	(47)	25.97
Forfeited	(60)	25.97
Non-vested awards outstanding as of September 30, 2025	448	32.50

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

The following table sets forth the calculation of the Company’s basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2025	2024	2025	2024
Net income	$14,263	$15,374	$18,879	$44,904

Denominator for basic earnings per share	35,802	36,051	35,947	35,970
Incremental common shares attributable to outstanding restricted stock units	380	578	390	496
Incremental common shares attributable to exercise of dilutive options	—	—	—	3
Denominator for diluted earnings per share	36,182	36,629	36,337	36,469

Earnings per share:
Basic	$0.40	$0.43	$0.53	$1.25
Diluted	$0.39	$0.42	$0.52	$1.23

Restricted stock units totaling less than 0.1 million common shares for both the three and nine months ended September 30, 2025 were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive. Restricted stock units totaling less than 0.1 million common shares for both the three and nine months ended September 30, 2024 were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

Note 9 – Income Taxes

Income tax expense consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Income before income taxes	$20,590	$20,395	$45,591	$60,017
Income tax expense	$6,327	$5,021	$26,712	$15,113
Effective tax rate	30.7%	24.6%	58.6%	25.2%

The Company’s effective income tax rate was 30.7% for the three months ended September 30, 2025, and differed from the U.S. federal statutory income tax rate of 21% primarily due to a discrete tax expense of $0.8 million related to the exit of a business in the Americas, losses generated in a jurisdiction where no tax benefit can be recognized and the U.S. tax under the global intangible low-tax income (GILTI) provisions.

The Company's effective income tax rate was 58.6% for the nine months ended September 30, 2025 and differed from the U.S. federal statutory income tax rate of 21% primarily due to the discrete tax expense of $10.4 million recorded in the second quarter for foreign withholding taxes on the repatriated dividends and recognition of deferred tax liabilities on China unremitted earnings, losses generated in a jurisdiction where no tax benefit can be realized and the U.S. tax under the GILTI provisions.

The Company’s effective income tax rate was 24.6% and 25.2% for the three and nine months ended September 30, 2024, respectively, and differed from the U.S. federal statutory income tax rate of 21% primarily due to losses generated in a jurisdiction where no tax benefit can be recognized, the U.S. tax under the GILTI provisions, and the Global Minimum Tax (GMT) as defined under the Pillar Two directives of the Organization of Economic Co-operation and Development, partially offset by the benefit of tax incentives and tax holidays in foreign locations.

The Company has been granted certain tax incentives, including tax holidays, for its subsidiaries in Thailand and China that expire at various dates, unless extended or otherwise renegotiated and are subject to certain conditions with which the Company expects to comply. The tax incentives in Thailand will expire at various dates through December 31, 2030. In the fourth quarter of 2024, the Company was awarded a China tax holiday retroactive to January 1, 2024 through December 31, 2026. The tax holiday reduces the statutory tax rate from 25% to 15%. The net impact of these tax incentives was to lower foreign income tax expense for the nine months ended September 30, 2025 and 2024 by approximately $4.1 million (approximately $0.11 per diluted share) and $3.3 million (approximately $0.09 per diluted share), respectively.

A summary of the Company’s tax incentives follows:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Thailand	$2,847	$3,321
China	1,247	—
Total tax incentives	$4,094	$3,321

On July 4, 2025, the U.S. government enacted The One Big Beautiful Bill Act (the “OBBBA”) which includes, among other provisions, changes to the U.S. corporate income tax system including the allowance of immediate expensing of qualifying research and development expenses and permanent extensions of certain provisions within the Tax Cuts and Jobs Act. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company does not expect the OBBBA to have a material impact on its estimated annual effective tax rate in 2025.

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

Revenue is measured based on the consideration specified in a contract with a customer. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a manufactured product to a customer. The Company’s contracts with customers are generally short-term in nature. Customers are generally billed when the product is shipped or as services are performed. Under the majority of the Company’s manufacturing contracts with customers, the customer controls all of the work-in-progress as products are being built. Revenues under these contracts are recognized progressively based on the cost-to-cost method. For other manufacturing contracts, the customer does not take control of the product until it is completed. Under these contracts, the Company recognizes revenue upon transfer of control of the product to the customer, which is generally when goods are shipped. Revenue from design, development and engineering services is recognized over time as the services are performed. The Company assumes no significant obligations after shipment as it typically warrants workmanship only. Therefore, warranty provisions are generally not significant.

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

Disaggregation of Revenue

The following tables provide a summary of the Company’s revenue disaggregated by market sector and a reconciliation of the disaggregated revenue to the Company’s revenue by reportable operating segment:

	Three Months Ended September 30, 2025
(in thousands)	Americas	Asia	Europe	Total
Market sector:
Semi-Cap	$44,042	$113,772	$27,347	$185,161
Industrial	28,782	96,667	26,903	152,352
A&D	103,067	8,506	17,085	128,658
Medical	70,462	43,355	12,463	126,280
AC&C	50,137	38,090	—	88,227
External revenue	296,490	300,390	83,798	680,678
Elimination of intersegment sales	12,521	6,925	2,496	21,942
Segment revenue	$309,011	$307,315	$86,294	$702,620

	Nine Months Ended September 30, 2025
(in thousands)	Americas	Asia	Europe	Total
Market sector:
Semi-Cap	$135,539	$357,148	$77,923	$570,610
Industrial	84,850	260,707	85,171	430,728
A&D	311,606	17,178	47,985	376,769
Medical	185,691	115,610	38,186	339,487
AC&C	137,140	100,043	—	237,183
External revenue	854,826	850,686	249,265	1,954,777
Elimination of intersegment sales	33,680	27,734	6,707	68,121
Segment revenue	$888,506	$878,420	$255,972	$2,022,898

	Three Months Ended September 30, 2024
(in thousands)	Americas	Asia	Europe	Total
Market sector:
Semi-Cap	$50,073	$106,231	$31,088	$187,392
Industrial	35,779	87,722	27,413	150,914
A&D	89,589	1,596	10,844	102,029
Medical	54,679	40,644	11,811	107,134
AC&C	68,609	41,663	6	110,278
External revenue	298,729	277,856	81,162	657,747
Elimination of intersegment sales	7,804	12,065	2,355	22,224
Segment revenue	$306,533	$289,921	$83,517	$679,971

	Nine Months Ended September 30, 2024
(in thousands)	Americas	Asia	Europe	Total
Market sector:
Semi-Cap	$158,202	$273,388	$93,605	$525,195
Industrial	101,100	251,209	81,340	433,649
A&D	270,714	13,398	32,591	316,703
Medical	172,556	125,822	35,034	333,412
AC&C	277,889	112,345	25	390,259
External revenue	980,461	776,162	242,595	1,999,218
Elimination of intersegment sales	41,542	29,245	7,274	78,061
Segment revenue	$1,022,003	$805,407	$249,869	$2,077,279

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, contract assets and advance payments from customers. During the nine months ended September 30, 2025 and 2024, 87.7% and 86.7%, respectively, of the Company’s revenue was recognized as products and services that were transferred over time.

Contract assets primarily relate to the Company’s right to consideration for work completed but not billed to the customer as of period end. Contract asset balances are transferred to trade accounts receivable when the rights become unconditional.

A summary of activity related to the Company’s contract assets follows:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Balance as of the beginning of the year	$167,578	$174,979
Revenue recognized	1,718,689	1,734,408
Amounts collected or invoiced	(1,687,260)	(1,722,849)
Balance as of the end of the period	$199,007	$186,538

As of September 30, 2025 and December 31, 2024, the Company had $124.2 million and $143.6 million, respectively, in advance payments from customers. Of those amounts, $104.7 million and $132.5 million, respectively, were customer deposits and prepayments of inventory and $19.5 million and $11.1 million, respectively, were related to the contractual timing of payments. The advance payments are not considered a significant financing component because they are used to meet working capital demands of a contract, offset inventory risks and protect the Company from the failure of other parties to fulfill obligations under a contract.

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

Information about the Company’s operating segments follows:

	Three Months Ended September 30, 2025
(in thousands)	Americas	Asia	Europe	Total
Sales from external customers	$296,490	$300,390	$83,798	$680,678
Intersegment sales	12,521	6,925	2,496	21,942
	$309,011	$307,315	$86,294	$702,620

Reconciliation of sales
Elimination of intersegment sales				(21,942)
Sales				$680,678

Less:
Cost of sales	278,028	259,180	72,453
Selling, general and administrative expenses	7,548	4,049	2,362
Other(1)	217	6	—
Segment income from operations	$10,697	$37,155	$8,983	$56,835

Reconciliation of income before income taxes
Other - corporate and eliminations(2)				(33,174)
Interest expense				(4,418)
Interest income				1,955
Other expense, net				(608)
Income before income taxes				$20,590

	Nine Months Ended September 30, 2025
(in thousands)	Americas	Asia	Europe	Total
Sales from external customers	$854,826	$850,686	$249,265	$1,954,777
Intersegment sales	33,680	27,734	6,707	68,121
	$888,506	$878,420	$255,972	$2,022,898

Reconciliation of sales
Elimination of intersegment sales				(68,121)
Sales				$1,954,777

Less:
Cost of sales	801,570	729,611	218,559
Selling, general and administrative expenses	22,377	11,432	7,071
Other(1)	13,833	19	—
Segment income from operations	$17,046	$109,624	$23,635	$150,305

Reconciliation of income before income taxes
Other - corporate and eliminations(2)				(94,399)
Interest expense				(16,061)
Interest income				7,822
Other expense, net				(2,076)
Income before income taxes				$45,591

	Three Months Ended September 30, 2024
(in thousands)	Americas	Asia	Europe	Total
Sales from external customers	$298,729	$277,856	$81,162	$657,747
Intersegment sales	7,804	12,065	2,355	22,224
	$306,533	$289,921	$83,517	$679,971

Reconciliation of sales
Elimination of intersegment sales				(22,224)
Sales				$657,747

Less:
Cost of sales	282,975	236,795	71,846
Selling, general and administrative expenses	7,597	3,706	2,593
Other(1)	795	6	—
Segment income from operations	$7,362	$37,349	$6,723	$51,434

Reconciliation of income before income taxes
Other - corporate and eliminations(2)				(23,329)
Interest expense				(6,569)
Interest income				2,811
Other expense, net				(3,952)
Income before income taxes				$20,395

	Nine Months Ended September 30, 2024
(in thousands)	Americas	Asia	Europe	Total
Sales from external customers	$980,461	$776,162	$242,595	$1,999,218
Intersegment sales	41,542	29,245	7,274	78,061
	$1,022,003	$805,407	$249,869	$2,077,279

Reconciliation of sales
Elimination of intersegment sales				(78,061)
Sales				$1,999,218

Less:
Cost of sales	921,531	662,330	215,184
Selling, general and administrative expenses	23,592	10,196	7,279
Other(1)	4,624	381	4
Segment income from operations	$30,714	$103,255	$20,128	$154,097

Reconciliation of income before income taxes
Other - corporate and eliminations(2)				(73,210)
Interest expense				(20,747)
Interest income				7,329
Other expense, net				(7,452)
Income before income taxes				$60,017

(1) Includes expenses for amortization of intangible assets and restructuring charges and other costs.

(2) Includes corporate expenses for unallocated expenses, amortization of intangible assets, restructuring charges and other costs and elimination of intersegment cost of sales.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Depreciation and amortization:
Americas	$5,146	$5,261	$15,613	$15,940
Asia	2,950	2,570	8,558	7,607
Europe	1,045	931	3,034	2,674
Corporate	2,703	2,790	8,424	8,357
Total depreciation and amortization	$11,844	$11,552	$35,629	$34,578

Capital expenditures:
Americas	$1,523	$5,289	$7,883	$10,905
Asia	6,641	3,961	12,503	8,831
Europe	2,631	926	4,855	2,987
Corporate	699	(362)	2,713	1,498
Total capital expenditures	$11,494	$9,814	$27,954	$24,221

	September 30,	December 31,
(in thousands)	2025	2024
Assets:
Americas	$812,830	$866,595
Asia	726,136	821,252
Europe	256,975	225,872
Corporate	271,408	225,745
Total assets	$2,067,349	$2,139,464

Geographic sales information about the Company’s sales is determined based on the destination of the product shipped. Long-lived assets information is determined based on the physical location of the Company’s assets and includes property, plant and equipment, net, operating lease right-of-use assets and other long-term assets, net.

A summary of the Company’s geographic sales and long-lived assets follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Geographic sales:
United States	$356,579	$353,335	$1,014,382	$1,137,474
Singapore	121,332	125,843	392,079	332,151
Other Asia	78,012	59,740	191,297	164,516
Europe	110,872	101,457	310,508	302,757
Other	13,883	17,372	46,511	62,320
Total sales	$680,678	$657,747	$1,954,777	$1,999,218

	September 30,	December 31,
(in thousands)	2025	2024
Long-lived assets:
United States	$208,495	$215,536
Asia	92,952	89,249
Europe	42,599	39,936
Other	58,842	64,506
Total long-lived assets	$402,888	$409,227

Note 12 – Accounts Receivable Sale Programs

As of September 30, 2025, in connection with trade accounts receivable sale programs with unaffiliated financial institutions, the Company may elect to sell, at a discount, on an ongoing basis, up to a maximum of $200.0 million of specific accounts receivable at any one time.

During the three months ended September 30, 2025 and 2024, the Company sold $140.7 million and $154.6 million, respectively, of accounts receivable under these programs, and in exchange, the Company received cash proceeds of $139.8 million and $153.6 million, respectively, net of the discount.

During the nine months ended September 30, 2025 and 2024, the Company sold $469.4 million and $448.2 million, respectively, of accounts receivable under these programs, and in exchange, the Company received cash proceeds of $466.4 million and $445.0 million, respectively, net of the discount.

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

The fair value of the Company’s derivative instruments follows:

		September 30,	December 31,
(in thousands)	Balance Sheet Location	2025	2024
Derivatives designated as hedging instruments:
Forward currency exchange contracts	Other long-term assets	$3,866	$—
Forward currency exchange contracts	Other long-term liabilities	—	3,745
Interest rate swap agreement	Other long-term liabilities	2,563	114

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

During the three and nine months ended September 30, 2025, the Company recorded an unrealized gain of $0.6 million ($0.4 million net of tax) and an unrealized gain of $7.6 million ($5.7 million net of tax), respectively, on its forward currency exchange contracts in other comprehensive income and transferred unrealized gains of $0.6 million and unrealized losses $0.6 million to cost of sales.

During the three and nine months ended September 30, 2024, the Company recorded an unrealized loss of $1.5 million ($1.2 million net of tax) and an unrealized loss of $5.3 million ($3.9 million net of tax), respectively, on its forward currency exchange contracts in other comprehensive income and transferred unrealized losses of $0.2 million and unrealized gains $1.8 million to cost of sales.

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

The Company entered into an interest rate swap agreement on August 1, 2025 and the fixed interest rate for the contract is 3.965%. As of September 30, 2025, the notional amount of this interest rate swap was $149.1 million. The Company’s previous interest rate swap agreement was terminated effective August 1, 2025.

During the three and nine months ended September 30, 2025, the Company recorded an unrealized loss of $0.3 million ($0.2 million net of tax) and an unrealized loss of $2.4 million ($1.8 million net of tax), respectively, on the interest rate swap in other comprehensive income (loss).

During the three and nine months ended September 30, 2024, the Company recorded an unrealized loss of $3.5 million ($2.6 million net of tax) and an unrealized loss of $0.8 million ($0.6 million net of tax), respectively, on the interest rate swap in other comprehensive income (loss).

Note 14 – Accumulated Other Comprehensive Loss

A summary of the changes in accumulated other comprehensive loss follows:

	Three Months Ended September 30,
	2025				2024
(in thousands)	Foreign Currency Translation Adjustments	Derivative Instruments, Net of Tax	Other	Total	Foreign Currency Translation Adjustments	Derivative Instruments, Net of Tax	Other	Total
Beginning balance	$(7,150)	$800	$(711)	$(7,061)	$(14,973)	$(531)	$(998)	$(16,502)
Other comprehensive (loss) gain before reclassifications	(45)	778	(256)	477	3,107	(4,053)	133	(813)
Amounts reclassified from accumulated other comprehensive loss	—	(596)	—	(596)	—	240	—	240
Total other comprehensive (loss) income	(45)	182	(256)	(119)	3,107	(3,813)	133	(573)
Ending balance	$(7,195)	$982	$(967)	$(7,180)	$(11,866)	$(4,344)	$(865)	$(17,075)

	Nine Months Ended September 30,
	2025				2024
(in thousands)	Foreign Currency Translation Adjustments	Derivative Instruments, Net of Tax	Other	Total	Foreign Currency Translation Adjustments	Derivative Instruments, Net of Tax	Other	Total
Beginning balance	$(17,446)	$(2,884)	$(911)	$(21,241)	$(12,913)	$160	$(1,107)	$(13,860)
Other comprehensive gain (loss) before reclassifications	10,251	3,232	(56)	13,427	1,047	(2,669)	242	(1,380)
Amounts reclassified from accumulated other comprehensive loss	—	634	—	634	—	(1,835)	—	(1,835)
Total other comprehensive income (loss)	10,251	3,866	(56)	14,061	1,047	(4,504)	242	(3,215)
Ending balance	$(7,195)	$982	$(967)	$(7,180)	$(11,866)	$(4,344)	$(865)	$(17,075)

See Note 13 for further discussion about the Company’s derivative instruments.

Note 15 – Contingencies

On January 7, 2025, our Guadalajara subsidiary Benchmark Electronics de Mexico S. de R.L. de C.V. (Benchmark Guadalajara) received a tax assessment from the Jalisco, Mexico office of customs and taxing authorities (Servicio de Administracion Tributaria (SAT)) asserting that Benchmark Guadalajara owed approximately $12.0 million in import duties, customs penalties, fees and surcharges relating to goods imported by Benchmark Guadalajara into Mexico in the first quarter of 2016. Benchmark Guadalajara challenged the findings in the tax assessment by taking an administrative appeal with the SAT on February 19, 2025. In April 2025, Benchmark Guadalajara and SAT reached an agreement to reduce the amount levied in the tax assessment to approximately $10.1 million, and the Company accrued the expected settlement during the first quarter of 2025. Additionally, $0.6 million and $0.3 million of other related costs were incurred in connection with the matter during the second and third quarters of 2025, respectively. Benchmark Guadalajara plans to continue pursuing all available reimbursement opportunities pertaining to the assessment such as recoverable value add taxes.

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

During the three and nine months ended September 30, 2025, the Company recognized $1.2 million and $4.5 million, respectively, of restructuring charges, which primarily related to closures of our site in Fremont, California and our old facility in Guadalajara, Mexico in the Americas, the exit of a business in the Americas, and other smaller activities involving capacity reductions and reductions in workforce in certain facilities across various regions. Fremont, California operations ceased during the three months ending September 30, 2025 and all restructuring activity is expected to be fully complete in 2025 upon the disposition of the facility. Operations at our new facility in Guadalajara, Mexico commenced in 2024 with customer programs continuing to transition into 2025. Operations at our old facility in Guadalajara, Mexico operations ceased during the three months ending September 30, 2025 and all restructuring activity is expected to be fully complete in 2025 upon the disposition of the facility. Accrued restructuring costs are included in accrued liabilities on the consolidated balance sheet. Additionally, the Company agreed to a $0.3 million settlement and an $11.0 million settlement related to a tax assessment in the Americas for the three and nine months ended September 30, 2025, respectively. See Note 15 for further information on the tax assessment.

The Company recognized $0.8 million and $5.6 million of restructuring charges during the three and nine months ended September 30, 2024, respectively, primarily related to capacity and workforce reductions at its sites in the Americas.

The components of restructuring charges were as follows:

	Nine Months Ended September 30, 2025
(in thousands)	Americas	Asia	Europe	Total
Severance costs	$3,998	$—	$—	$3,998
Lease facility costs	1,994	—	—	1,994
Other exit costs	(1,500)	—	—	(1,500)
Total restructuring charges	$4,492	$—	$—	$4,492

The changes in the Company’s accrued restructuring costs were as follows:

(in thousands)	Balances as of December 31, 2024	Restructuring Charges	Cash Payments	Non-Cash Activity	Balances as of September 30, 2025
Severance costs	$209	$3,998	$(4,128)	$—	$79
Lease facility costs	—	1,994	(1,994)	—	—
Other exit costs	—	(1,500)	2,447	—	947
Total accrued restructuring costs	$209	$4,492	$(3,675)	$—	$1,026

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The financial information and the discussion below should be read in conjunction with other information, including the unaudited condensed consolidated financial statements and Notes thereto in Part I, Item 1 of this quarterly report on Form 10-Q for the quarterly period ended September 30, 2025 (this Report), the consolidated financial statements and Notes thereto appearing in the Company’s annual report on Form 10-K for the year ended December 31, 2024 (the 2024 10-K), and Part I, Item 1A, Risk Factors of the 2024 10-K. In this Report, references to Benchmark, the Company or use of the words “we,” “our” and “us” include Benchmark’s subsidiaries unless otherwise noted.

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts and may include words such as “anticipate,” “believe,” “intend,” “plan,” “project,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” “will,” “could,” “predict,” and similar expressions of the negative or other variations thereof. In particular, statements, expressed or implied, concerning the Company's outlook and guidance for quarterly periods or fiscal year 2025 results, future operating results or margins, the ability to generate sales and income or cash flow, expected revenue mix, the Company’s business strategy and strategic initiatives, the Company’s expectations that its restructuring activities for its Fremont, California site and old facility in Guadalajara, Mexico will be fully complete in 2025, the Company’s repurchases of shares of its common stock, the Company’s expectations regarding restructuring charges, stock-based compensation expense, amortization of intangibles, award of any tax incentives and capital expenditures, and the Company’s intentions concerning the payment of dividends, among others, are forward-looking statements. Although the Company believes these statements are based on and derived from reasonable assumptions, they involve risks, uncertainties and assumptions, that are beyond the Company’s ability to control or predict, relating to operations, markets and the business environment generally, including those discussed under Part I, Item 1A of the 2024 10-K and in any of the Company’s subsequent reports filed with the Securities and Exchange Commission (the SEC). Events relating to the possibility of customer demand fluctuations, supply chain constraints, continuing inflationary pressures, the effects of foreign currency fluctuations and high interest rates, the continuing U.S. government shutdown and the economic impacts, volatility and uncertainty resulting therefrom, geopolitical uncertainties including continuing hostilities and tensions, trade restrictions and sanctions, tariffs and retaliatory countermeasures, the ability to utilize the Company’s manufacturing facilities at sufficient levels to cover its fixed operating costs, or write-downs or write-offs of obsolete or unsold inventory, may have resulting impacts on the Company’s business, financial condition, results of operations, and the Company’s ability (or inability) to execute on its plans. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes, including the future results of the Company’s operations, may vary materially from those indicated. Undue reliance should not be placed on any forward-looking statements. Forward-looking statements are not guarantees of performance. All forward-looking statements included in this document are based upon information available to the Company as of the date of this document, and the Company assumes no obligation to update.

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

Revenue is measured based on the consideration specified in a contract with a customer. Under the majority of our manufacturing contracts with customers, the customer controls all of the work-in-progress as products are being built. Revenues under these contracts are recognized progressively based on the cost-to-cost method. For other manufacturing contracts, the customer does not take control of the product until it is completed. Under these contracts, we recognize revenue upon transfer of control of the product to the customer, which is generally when the goods are shipped. Revenue from design, development and engineering services is recognized over time as the services are performed. As a general matter, we assume no significant obligations after shipment as we typically warrant workmanship only. Therefore, warranty provisions are generally not significant.

Third Quarter of 2025 Highlights

Sales for the three months ended September 30, 2025 were $680.7 million, a 3% increase from sales of $657.7 million during the three months ended September 30, 2024. During the third quarter of 2025, sales to customers in our various industry sectors varied from the third quarter of 2024 as follows:

• Semi-Cap decreased by 1%

• Industrial increased by 1%

• A&D increased by 26%

• Medical increased by 18%

• AC&C decreased by 20%

The overall revenue increase was primarily due to higher A&D and Medical revenue due to improving demand and new customer wins. This was partially offset by an decrease in AC&C revenue due to demand weakness. See “Results of Operations — Sales” discussion below.

Impact of Certain Factors on Results

Our sales depend on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, the availability of electronic component supply, or the failure of a major customer to pay for components or services have adversely affected us by not allowing us to fulfill our total customer demand. A substantial percentage of our sales are made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. Sales to our ten largest customers represented 53% and 52% of our total sales during the nine months ended September 30, 2025 and 2024, respectively. After a period of unprecedented global labor and supply disruptions, we continue to see good overall availability of electronic components except for a small portion of older technologies where semiconductor OEMs are not adding incremental capacity. The lack of capacity regarding these older technologies could constrain our ability to produce the full demand forecasts we are receiving from customers needing those parts. We have experienced a significant reduction of non-cancellable and non-returnable business terms from our suppliers as lead times have improved significantly from previous highs.

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

Inflation, interest rates, disruption in the global economy and financial markets, geopolitical instability, government actions related to trade policies, tariffs and immigration, and a prolonged U.S. government shutdown continue to create uncertainty. Although we are not aware of any specific event or circumstance that would require updates to our estimates or judgments or require us to revise the carrying values of our assets or liabilities as of the date we filed this Report, we continue to monitor the current economic environment and its potential impact on our business, results of operations or financial condition, as well as potential impact on our end customers whose demand for our products and services may be adversely impacted as a result of changes in policies by the U.S. or other governments or the continued U.S. government shutdown, and closely manage our costs and capital resources so that we can respond appropriately as circumstances change. Our estimates may change as new events occur and additional information is obtained. Actual results could differ from these estimates under different assumptions or conditions.

RESULTS OF OPERATIONS

The following table presents the percentage relationship that certain items in our condensed consolidated statements of income bear to sales for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	90.0	89.9	90.0	89.9
Gross profit	10.0	10.1	10.0	10.1
Selling, general and administrative expenses	6.1	5.5	6.2	5.6
Amortization of intangible assets	0.2	0.2	0.2	0.2
Restructuring charges and other costs	0.2	0.1	0.7	0.3
Income from operations	3.5	4.3	2.9	4.0
Other expense, net	(0.5)	(1.2)	(0.6)	(1.0)
Income before income taxes	3.0	3.1	2.3	3.0
Income tax expense	0.9	0.8	1.3	0.8
Net income	2.1%	2.3%	1.0%	2.2%

Sales

As noted above, sales for the third quarter of 2025 increased 3% from the third quarter of 2024.

Sales are analyzed by management by market sector and by geographic segment, which reflect our reportable segments. Our global business development strategy is based on our targeted market sectors. Management measures operational performance and allocates resources on a geographic segment basis.

Sales by market sector were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Semi-Cap	$185,161	$187,392	$570,610	$525,195
Industrial	152,352	150,914	430,728	433,649
A&D	128,658	102,029	376,769	316,703
Medical	126,280	107,134	339,487	333,412
AC&C	88,227	110,278	237,183	390,259
Total net sales	$680,678	$657,747	$1,954,777	$1,999,218

Semiconductor Capital Equipment. Sales for the three months ended September 30, 2025 decreased 1% to $185.2 million from $187.4 million for the three months ended September 30, 2024. The decrease was primarily due to lower demand. Sales for the nine months ended September 30, 2025 increased 9% to $570.6 million from $525.2 million for the nine months ended September 30, 2024. The increase was primarily due to higher demand and new program wins.

Industrial. Sales for the three months ended September 30, 2025 increased 1% to $152.4 million from $150.9 million for the three months ended September 30, 2024. The increase was primarily due to new program ramps partially offset by demand softness from certain existing customers. Sales for the nine months ended September 30, 2025 decreased 1% to $430.7 million from $433.6 million for the nine months ended September 30, 2024. The decrease was primarily due to demand softness from certain existing customers partially offset by new program ramps.

Aerospace and Defense. Sales for the three months ended September 30, 2025 increased 26% to $128.7 million from $102.0 million for the three months ended September 30, 2024. Sales for the nine months ended September 30, 2025 increased 19% to $376.8 million from $316.7 million for the nine months ended September 30, 2024. The increases were primarily due to strong market growth in both commercial aerospace and defense.

Medical. Sales for the three months ended September 30, 2025 increased 18% to $126.3 million from $107.1 million for the three months ended September 30, 2024. Sales for the nine months ended September 30, 2025 increased 2% to $339.5 million from $333.4 million for the nine months ended September 30, 2024. The increases were primarily due to new program wins and the fulfillment of orders that had previously been pushed out.

Advanced Computing and Communications. Sales for the three months ended September 30, 2025 decreased 20% to $88.2 million from $110.3 million for the three months ended September 30, 2024. Sales for the nine months ended September 30, 2025 decreased 39% to $237.2 million from $390.3 million for the nine months ended September 30, 2024. The decreases were due to lower demand from existing customers.

Our international operations are subject to the risks of doing business abroad. See Part I, Item 1A of our 2024 10-K for factors pertaining to our international sales, fluctuations in foreign currency exchange rates and a discussion of potential adverse effects in operating results associated with the risks of doing business abroad. During the three months ended September 30, 2025 and 2024, 56% and 65%, respectively of our sales were from international operations. During the nine months ended September 30, 2025 and 2024, 56% and 62%, respectively, of our sales were from international operations.

Sales by geographic segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Sales:
Americas	$309,011	$306,533	$888,506	$1,022,003
Asia	307,315	289,921	878,420	805,407
Europe	86,294	83,517	255,972	249,869
Elimination of intersegment sales	(21,942)	(22,224)	(68,121)	(78,061)
Total sales	$680,678	$657,747	$1,954,777	$1,999,218

Americas. Sales for the three months ended September 30, 2025 increased 1% to $309.0 million from $306.5 million for the three months ended September 30, 2024. The increase was primarily due to higher demand in A&D and Medical sectors partially offset by decreased demand in the AC&C sector. Sales for the nine months ended September 30, 2025 decreased 13% to $888.5 million from $1,022.0 million for the nine months ended September 30, 2024. The decrease was primarily due to softness in AC&C and Semi-Cap sectors partially offset by increased demand in the A&D and Medical sectors.

Asia. Sales for the three months ended September 30, 2025 increased 6% to $307.3 million from $289.9 million for the three months ended September 30, 2024. Sales for the nine months ended September 30, 2025 increased 9% to $878.4 million from $805.4 million for the nine months ended September 30, 2024. The increases were primarily due to an increase in existing customer demand in the Semi-Cap and Industrial sectors partially offset by decreased demand in the AC&C sector.

Europe. Sales for the three months ended September 30, 2025 increased 3% to $86.3 million from $83.5 million for the three months ended September 30, 2024. Sales for the nine months ended September 30, 2025 increased 2% to $256.0 million from $249.9 million for the nine months ended September 30, 2024. The increases were primarily due to higher demand in the A&D and Medical sectors partially offset by a decrease in the Semi-Cap sector.

Gross Profit

Gross profit for the three months ended September 30, 2025 increased 2% to $67.9 million from $66.7 million for the three months ended September 30, 2024. The increase was primarily due to higher sales. Gross profit margin decreased to 10.0% for the three months ended September 30, 2025 from 10.1% for the three months ended September 30, 2024. The decrease was primarily due to higher cost of sales due to variable compensation.

Gross profit for the nine months ended September 30, 2025 decreased 3% to $195.9 million from $202.1 million for the nine months ended September 30, 2024. Gross profit margin decreased to 10.0% for the nine months ended September 30, 2025 from 10.1% for the nine months ended September 30, 2024. The decreases were primarily due to lower sales.

Income from Operations

Income from operations for the three months ended September 30, 2025 decreased 16% to $23.7 million from $28.1 million in the three months ended September 30, 2024. Income from operations for the nine months ended September 30, 2025 decreased 31% to $55.9 million from $80.9 million in the nine months ended September 30, 2024. The decreases were primarily due to increased selling, general and administrative expenses primarily due to higher stock based compensation expense and increased restructuring expenses and other costs due to settlement of a tax assessment in the Americas as described below.

Income from operations by reportable segment was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Income from operations:
Americas	$10,697	$7,362	$17,046	$30,714
Asia	37,155	37,349	109,624	103,255
Europe	8,983	6,723	23,635	20,128
Corporate and intersegment eliminations	(33,174)	(23,329)	(94,399)	(73,210)
Total income from operations	$23,661	$28,105	$55,906	$80,887

Americas. Income from operations for the three months ended September 30, 2025 increased 45% to $10.7 million from $7.4 million for the three months ended September 30, 2024. The increase was primarily due to higher revenue and cost control. Income from operations for the nine months ended September 30, 2025 decreased 45% to $17.0 million from $30.7 million for the nine months ended September 30, 2024. The decrease was primarily due to lower revenue, as well as increased restructuring expenses and other costs due to settlement of a tax assessment, partially offset by cost control. See Note 15 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Report for additional information on the tax assessment. Restructuring expenses are discussed under “—Restructuring Charges and Other Costs” below.

Asia. Income from operations for the three months ended September 30, 2025 decreased 1% to $37.2 million from $37.3 million for the three months ended September 30, 2024. The slight decrease was primarily related to higher operating costs partially offset by higher revenue. Income from operations for the nine months ended September 30, 2025 increased 6% to $109.6 million from $103.3 million for the nine months ended September 30, 2024. The increase was primarily due to higher revenue and cost control.

Europe. Income from operations for the three months ended September 30, 2025 increased 34% to $9.0 million from $6.7 million for the three months ended September 30, 2024. Income from operations for the nine months ended September 30, 2025 increased 17% to $23.6 million from $20.1 million for the nine months ended September 30, 2024. The increases were primarily due to higher revenue and cost control.

Selling, General and Administrative Expenses

SG&A expenses increased to $41.5 million for the three months ended September 30, 2025 from $36.6 million for the three months ended September 30, 2024. SG&A expenses increased to $120.9 million for the nine months ended September 30, 2025 from $112.0 million for the nine months ended September 30, 2024. The increases were primarily due to variable compensation.

Amortization of Intangible Assets

Amortization of intangible assets was $1.2 million for the three months ended September 30, 2025 and 2024. Amortization of intangible assets was $3.6 million for the nine months ended September 30, 2025 and 2024.

Restructuring Charges and Other Costs

During the three and nine months ended September 30, 2025, we recognized $1.2 million and $4.5 million, respectively, of restructuring charges and other costs which primarily related to closures of our site in Fremont, California and our old facility in Guadalajara, Mexico in the Americas, the exit of a business in the Americas, and other smaller activities involving capacity reductions and reductions in workforce in certain facilities across various regions. Fremont, California operations are expected to cease during the three months ending September 30, 2025 and all restructuring activity is expected to be fully complete in 2025 upon the disposition of the facility. Operations at our new facility in Guadalajara, Mexico commenced in 2024 with customer programs continuing to transition into 2025. Operations at our old facility in Guadalajara, Mexico operations are expected to cease during the three months ending September 30, 2025 and all restructuring activity is expected to be fully complete in 2025 upon the disposition of the facility.

Additionally, the Company incurred $0.3 million and $11.0 million of settlement costs related to a tax assessment in the Americas for the three and nine months ended September 30, 2025, respectively. See Note 15 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Report for additional information on the tax assessment.

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

Interest Expense

Interest expense decreased to $4.4 million for the three months ended September 30, 2025 from $6.6 million for the three months ended September 30, 2024. Interest expense decreased to $16.1 million for the nine months ended September 30, 2025 from $20.7 million for the nine months ended September 30, 2024. The decreases were primarily due to decreased borrowings and a lower interest rate environment.

Interest Income

Interest income decreased to $2.0 million for the three months ended September 30, 2025 from $2.8 million for the three months ended September 30, 2024. The decrease was primarily due to a lower interest environment. Interest income increased to $7.8 million for the nine months ended September 30, 2025 from $7.3 million for the nine months ended September 30, 2024. The increase was primarily due to higher cash balances partially offset by a lower interest environment.

Other Expense, Net

Other expense, net decreased to $0.6 million for the three months ended September 30, 2025 from $4.0 million for the three months ended September 30, 2024. Other expense, net decreased to $2.1 million for the nine months ended September 30, 2025 from $7.5 million for the nine months ended September 30, 2024. The decreases were primarily due to lower foreign currency exchange losses.

Income Tax Expense

Income tax expense of $6.3 million represented a 30.7% effective tax rate for the three months ended September 30, 2025, compared with $5.0 million for the three months ended September 30, 2024, representing an effective tax rate of 24.6%. The increase in the effective tax rate for the three months ended September 30, 2025 is primarily due to a discrete tax expense of $0.8 million related to the exit of a business in the Americas, losses generated in a jurisdiction where no tax benefit can be recognized, and to the mix of profits in our various jurisdictions.

Income tax expense of $26.7 million represented a 58.6% effective tax rate for the nine months ended September 30, 2025, compared with $15.1 million for the nine months ended September 30, 2024, representing an effective tax rate of 25.2%. The increase in the effective tax rate for the nine months ended September 30, 2025 is primarily due to the $10.4 million in discrete tax expense recorded in the second quarter for the foreign withholding taxes on repatriated dividends and recognition of deferred tax liabilities on China unremitted earnings, losses generated in a jurisdiction where no tax benefit can be recognized and to the mix of profits in our various jurisdictions.

Net Income

We reported net income of $14.3 million, or $0.39 per diluted share, for the three months ended September 30, 2025, compared with net income of $15.4 million, or $0.42 per diluted share, for the three months ended September 30, 2024. We reported net income of $18.9 million, or $0.52 per diluted share, for the nine months ended September 30, 2025, compared with net income of $44.9 million, or $1.23 per diluted share, for the nine months ended September 30, 2024. The decreases were primarily due to the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our organic growth and operations through funds generated from operations and occasional borrowings under our credit agreement (as amended and restated, the Credit Agreement), consisting of a term loan facility and a $550.0 million revolving credit facility, both with a maturity date of June 27, 2030. Cash, cash equivalents and restricted cash totaled $286.1 million as of September 30, 2025, which included $249.2 million held outside the United States in various foreign subsidiaries.

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

Cash Flows

Cash provided from operating activities was $65.3 million during the nine months ended September 30, 2025, and primarily consisted of $18.9 million of net income, adjusted for $35.6 million of depreciation and amortization, $15.1 million of stock-based compensation expense, a $38.7 million decrease in accounts receivable, a $48.5 million decrease in inventories, a $19.6 million increase in accounts payable, partially offset by $31.4 million increase in contract assets, a $20.9 million increase in prepaid expenses and other assets, a $19.4 million decrease in advance payments from customer, a $12.4 million decrease in accrued liabilities, and $25.1 million decreased in income taxes. Working capital was $0.8 billion as of September 30, 2025.

We primarily purchase components only after customer orders or forecasts are received, which mitigates, but does not eliminate, the risk of loss on inventories. Supplies of electronic components and other materials used in operations are subject to industry-wide shortages. In certain instances, suppliers may allocate available quantities to us. When shortages of these components and other material supplies used in operations have occurred, vendors have at times been unable to ship the quantities we need for production, forcing us to delay shipments, which can increase backorders and impact cash flows. Vendors also may increase the costs of components based on the market conditions including these shortages. In certain instances, we request and receive advance payments from customers as prepayments of inventory to meet working capital demands of a contract, offset inventory risks such as inventory purchased in advance of current needs and protect the Company from the failure of other parties to fulfill obligations under a contract. For example, we have been impacted by supply chain constraints, including shortages, longer lead times and increased transit times. Furthermore, the U.S. government’s adoption of new approaches to trade policy and imposition of tariffs on certain foreign goods (as well as the possibility of imposing significant, additional tariffs in the future) and effects of a prolonged shutdown of the U.S. government may make it more difficult or costly for us to procure components and other material supplies and, in turn, may increase the cost to our customers, which may materially and adversely impact demand for our products and services, our results of operations or our financial condition.

Cash used in investing activities was $22.8 million during the nine months ended September 30, 2025 primarily due to capital expenditures for property, plant and equipment of $25.2 million, purchased software of $2.8 million, partially offset by proceeds from cash received from business divestiture of $5.1 million. The purchases of property, plant and equipment were primarily for leasehold improvements and machinery and equipment in the Americas and Asia.

Cash used in financing activities was $92.9 million during the nine months ended September 30, 2025. Borrowings under the Credit Agreement were $733.6 million and principal payments under the Credit Agreement were $772.6 million. In addition, during the nine months ended September 30, 2025, we paid $26.0 million for share repurchases, $7.2 million for employee taxes in connection with the settlement of stock-based awards and $18.4 million for dividends.

Credit Agreement

On June 27, 2025, the Company entered into a $700 million second amended and restated credit agreement (the Credit Agreement) by and among the Company, certain of its subsidiaries, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Swingline Lender and an L/C Issuer. The Credit Agreement is comprised of a five-year $550 million revolving credit facility and a five-year $150 million term loan facility, both with a maturity date of June 27, 2030. As of September 30, 2025, we had $149.1 million in borrowings outstanding under the term loan facility, $70.0 million outstanding under our revolving credit facility and $4.4 million in letters of credit outstanding under our revolving credit facility. See Note 5 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Report for more information regarding the terms of our Credit Agreement.

The Credit Agreement contains certain financial covenants related to interest coverage and debt leverage, and certain customary affirmative and negative covenants, including restrictions on our ability to incur additional debt and liens, pay dividends, repurchase shares, sell assets, including trade accounts receivable, and merge or consolidate with other persons. Amounts due under the Credit Agreement could be accelerated upon specified events of default, including a failure to pay amounts due, breach of a covenant, material inaccuracy of a representation, or occurrence of bankruptcy or insolvency, subject, in some cases, to cure periods. As of September 30, 2025, we were in compliance with all of these covenants and restrictions.

As of September 30, 2025, we had $475.6 million available for borrowings under the Credit Agreement, subject to compliance with financial covenants as to interest coverage and debt leverage, in addition to other debt covenant restrictions. During the next 12 months, we believe our capital expenditures will approximate $60 million to $70 million, principally for machinery and equipment to help increase our production capacity to support anticipated revenue growth and our ongoing business around the globe.

Dividends

During the nine months ended September 30, 2025 and 2024, cash dividends paid totaled $18.4 million and $17.8 million, respectively. On September 9, 2025, the Board of Directors declared a quarterly cash dividend of $0.17 per share of the Company’s common stock to shareholders of record as of September 30, 2025. The dividend of $6.1 million was paid on October 13, 2025.

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

The Company repurchased 0.7 million shares for an aggregate of $26.0 million at an average price of $38.06 per share during the nine months ended September 30, 2025. As of September 30, 2025, the Company had $123.5 million remaining under share repurchase authorizations. See Note 7 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Report for more information on the share repurchase authorization.

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

We transact business in various foreign countries and are subject to foreign currency fluctuation risks. We use natural hedging and forward contracts to economically hedge transactional exposure primarily associated with trade accounts receivable, other receivables and trade accounts payable that are denominated in a currency other than the functional currency of the respective operating entity. We do not use derivative financial instruments for speculative purposes. Certain forward currency exchange contracts in place as of September 30, 2025 have not been designated as accounting hedges and, therefore, changes in fair value are recorded within our unaudited condensed consolidated statements of income in Part I, Item 1 of this Report.

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

We are also exposed to interest rate risk on borrowings under our Credit Agreement. As of September 30, 2025, we had $149.1 million outstanding on the floating rate term loan facility, and we have an interest rate swap agreement with a notional amount of $149.1 million and a fixed interest rate of 3.965%. Under this swap agreement, we receive variable rate interest rate payments and pay fixed rate interest payments. The effect of this swap is to convert our floating rate interest expense to a fixed interest rate expense. The interest rate swap is designated as a cash flow hedge.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information for the three months ended September 30, 2025 about the Company’s repurchases of its equity securities registered pursuant to Section 12 of the Exchange Act:

(d)
			(c)	Maximum
			Total	Number (or
			Number of	Approximate
			Shares (or Units)	Dollar Value) of
	(a)		Purchased as	Shares (or Units)
	Total	(b)	Part of Publicly	that May Yet Be
	Number of	Average Price	Announced	Purchased Under
	Shares (or Units)	Paid per Share	Plans or	the Plans or
(amounts in millions, except share and per share data)	Purchased	(or Unit)	Programs	Programs (1)
July 1 to 31, 2025	—	$—	—	$133.5
August 1 to 31, 2025	205,314	38.93	205,314	125.5
September 1 to 30, 2025	50,121	39.87	50,121	123.5
Total	255,435	39.12	255,435	123.5

(1) On December 7, 2015, the Board of Directors approved a share repurchase authorization granting the Company authority to repurchase up to $100 million in common stock. On March 6, 2018, October 26, 2018 and February 19, 2020, the Board of Directors authorized the repurchase of an additional $250 million, $100 million and $150 million of the Company’s common stock, respectively. Stock purchases may be made in the open market, in privately negotiated transactions or block transactions, at the discretion of the Company’s management and as market conditions warrant. Purchases are funded from available cash and may be commenced, suspended or discontinued at any time without prior notice. Shares of stock repurchased under the program are retired. The Company repurchased 0.3 million shares for an aggregate of $10.0 million at an average price of $39.12 per share during the three months ended September 30, 2025. As of September 30, 2025, the Company had $123.5 million remaining under share repurchase authorizations.

Item 5. Other Information

Rule 10b5-1 Plan Adoptions and Modifications

On September 8, 2025, Jeffrey W. Benck, Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for the potential sale of up to 60,000 shares of our common stock, subject to certain conditions, that will not occur before December 8, 2025. The arrangement’s expiration date is October 31, 2026.

On September 5, 2025, Stephen J. Beaver, Senior Vice President, General Counsel & Chief Legal Officer, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for the potential sale of up to 10,000 shares of our common stock, subject to certain conditions, that will not occur before December 5, 2025. The arrangement’s expiration date is November 30, 2026.

On September 5, 2025, Rhonda R. Buseman, Senior Vice President, Chief Human Resources Officer, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for the potential sale of up to 20,000 shares of our common stock, subject to certain conditions, that will not occur before December 5, 2025. The arrangement’s expiration date is November 30, 2026.

Item 6. Exhibits

Exhibit No.	Exhibit Description

3.1	Restated Certificate of Formation dated May 17, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 17, 2016 (Commission file number 1-10560))

3.2

Amended and Restated Bylaws of the Company dated December 2, 2020 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated December 7, 2020 (Commission file number 1-10560))

4.1

Specimen form of certificate evidencing the Common Shares (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (Commission file number 1-10560))

10.1

Transition Agreement, dated September 2, 2025, by and between Benchmark Electronics, Inc. and Jeffrey W. Benck (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 2, 2025 (Commission file number 1-10560))

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

(2) Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 5, 2025.

BENCHMARK ELECTRONICS, INC.

(Registrant)

By:	/s/ Jeffrey W. Benck
Jeffrey W. Benck
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Bryan R. Schumaker
Bryan R. Schumaker
Chief Financial Officer
(Principal Financial and Accounting Officer)