Form 10-K
period 2025-12-31
BENCHMARK ELECTRONICS INC
filed 2026-02-24
CIK 863436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☑

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Act). Yes ☐ No ☑

As of June 30, 2025, the last business day of the registrant's most recently completed second fiscal quarter, the number of outstanding common shares was 35,910,297. As of such date, the aggregate market value of the common shares held by non-affiliates, based on the closing price per share on the New York Stock Exchange on such date of $38.83, was approximately $1.4 billion.

As of February 19, 2026, there were 35,667,045 common shares of Benchmark Electronics, Inc. outstanding, par value $0.10 per share.

Documents Incorporated by Reference:

Portions of the registrant’s Proxy Statement for the 2026 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2025, are incorporated herein by reference (Part III, Items 10-14 of this Annual Report on Form 10-K).

PART I

Item 1. Business

This Annual Report on Form 10-K (Report) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts and may include words such as “anticipate,” “believe,” “intend,” “plan,” “project,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” “will,” “could,” “predict,” and similar expressions of the negative or other variations thereof. In particular, statements, expressed or implied, concerning the outlook and guidance of Benchmark Electronics, Inc. (the Company) for first quarter and fiscal year 2026 results, future operating results or margins, the ability to generate sales and income or cash flow, expected revenue mix, the Company’s business strategy and strategic initiatives, the Company’s repurchases of shares of its common stock, the Company’s expectations regarding restructuring charges, stock-based compensation expense, amortization of intangibles, award of any tax incentives and capital expenditures, and the Company’s intentions concerning the payment of dividends, among others, are forward-looking statements. Although the Company believes these statements are based on and derived from reasonable assumptions, they involve risks, uncertainties and assumptions, that are beyond the Company’s ability to control or predict, relating to operations, markets and the business environment generally, including those discussed under Part I, Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2025 (the Report) and in any of the Company’s subsequent reports filed with the Securities and Exchange Commission (SEC). Events relating to the possibility of customer demand fluctuations, supply chain constraints, continuing inflationary pressures, the effects of foreign currency fluctuations and high interest rates, the potential of another U.S. government shutdown and the economic impacts, volatility and uncertainty resulting therefrom, geopolitical uncertainties including continuing hostilities and tensions, trade restrictions and sanctions, tariffs and retaliatory countermeasures, the ability to utilize the Company’s manufacturing facilities at sufficient levels to cover its fixed operating costs, or write-downs or write-offs of obsolete or excess components inventory, may have resulting impacts on the Company’s business, financial condition, results of operations, and the Company’s ability (or inability) to execute on its plans. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes, including the future results of the Company’s operations, may vary materially from those indicated. Undue reliance should not be placed on any forward-looking statements. Forward-looking statements are not guarantees of performance. All forward-looking statements included in this document are based upon information available to the Company as of the date of this document, and the Company assumes no obligation to update.

Our fiscal year ends on December 31. Consequently, references to 2025 relate to the calendar year ended December 31, 2025; references to 2024 relate to the calendar year ended December 31, 2024, etc.

General

Benchmark Electronics, Inc. (Benchmark or the Company) is a Texas corporation that provides design engineering and advanced manufacturing services that include both electronic manufacturing services (EMS) and precision metal machining (PMM) services. We support customers throughout their product lifecycle starting from initial product concept through volume production, including the ability to manage direct order fulfillment and provide aftermarket services. We are a trusted partner to our European and U.S. based national and multinational original equipment manufacturers (OEMs). Served markets include: advanced computing and communication (AC&C), aerospace and defense (A&D), industrial, medical and semiconductor capital equipment (semi-cap). The Company has manufacturing operations located in the United States and Mexico (the Americas), Asia and Europe. In this Report, references to Benchmark, the Company or use of the words “we,” “our,” and “us” include Benchmark’s subsidiaries unless otherwise noted.

Our customer engagement focuses on two principal areas:

•
Manufacturing Services include printed circuit board assemblies (PCBAs), subsystem and full system integration, precision metal machining, complex electromechanical assembly, and related test and fulfillment services. We support build-to-order or configured-to-order programs across regulated, high-reliability markets. Our manufacturing capabilities span electronics assembly, precision machining, clean room assembly, systems integration, and direct order fulfillment.
•
Design & Engineering Services include turnkey product design, designing for manufacturability, design optimization for our factory processes and supply chain, test development, concurrent and sustaining engineering, and regulatory services. Our engineering services may be for systems, sub-systems, printed circuit boards and assemblies, and components. We have the flexibility and capability to engage anywhere in the design process flow. We provide these services across all the industries we serve. We often partner with our customers to provide turnkey product realization from requirements through the launch to volume production in our factories. We have also developed differentiated capabilities in radio frequency (RF) and optics. The need to improve size, weight and power (SWaP) to accommodate high frequency electronics communications is important to customers in the A&D, medical, and AC&C markets.

Our core strength lies in our ability to partner with our customers to provide concept-to-production solutions through a tightly integrated and seamless set of design, test, manufacturing, supply chain, and support services. The integration of these product realization services, along with our global manufacturing presence, increases our ability to respond to our customers’ needs by providing accelerated time-to-market and time-to-volume production of high-quality products, with an emphasis on complex products serving regulated markets with high reliability requirements. These capabilities and attributes enable us to build strong strategic relationships with our customers as an integral part of their business.

Our ability to deliver these integrated solutions is enabled by our highly skilled personnel who provide leading-edge technical capabilities in engineering services (including full life cycle), high frequency RF systems, microelectronics, optics, miniaturization, and manufacturing services (including electronics, complex precision machining, and clean room assembly). To support customers across these sectors, we have strategically invested in geographically diverse manufacturing locations and global supply chain capabilities.

A strong focus on human capital, including talent we hire and retain, is critical to maintaining our competitiveness. Our people-first culture is centered on our five core values, consisting of acting with integrity, valuing inclusion, commitment to customers, promoting ingenuity, and genuine caring for each other, our customers and our communities, and we take pride in our innovative and continuous improvement mindset. Our intent is to delight our customers while delivering operational and financial performance aligned with our goals. Through our employee engagement and customer satisfaction feedback processes, we continuously solicit and act upon information to improve our Company and better support our customers and business processes. We have invested in attracting and developing leadership throughout the organization and are committed to investing in an innovative and forward-thinking workforce.

Our Industry

Outsourcing engineering and manufacturing services enables OEMs to concentrate on their core strengths, such as research and development, branding, marketing, and sales. Leveraging an outsourcing model, OEMs also benefit from improved economies of scale, including reduced production costs, volume purchasing leverage, reduced fixed capital investments, improved inventory management, and access to global engineering, supply chain, and manufacturing resources. At the same time, OEMs are increasingly seeking to diversify their supplier base geographically, optimize their supply chain to minimize tariffs and move manufacturing closer to the source of end-demand. These dynamics combined have resulted in OEMs increasingly turning to outsourcing partners, which is a trend we expect to continue.

Outsourcing rates fluctuate periodically, and not all industries we serve outsource at the same rate. Historically, the computing and telecommunications markets were early to adopt the outsourcing model and are currently the most fully penetrated. This compares to the traditionally lower level of outsourcing within our other served markets in medical, industrial, A&D, and semi-cap. In all markets we target, our focus is concentrated within higher complexity sub-sectors, which are often highly regulated, in which our unique capabilities and skills enable us to differentiate from our competitors.

Each of our market sectors is high-value and well-aligned with our expertise in complex products. We do not typically participate in high-volume, commoditized markets that are often associated with the consumer or automotive sectors. We are well positioned to benefit from the intersecting trends of multi-technology products, outsourcing of engineering and manufacturing, and the desire to build products globally around an optimized supply chain.

Our Strategy

Our goal is to be the trusted partner of choice for leading OEMs in our target markets, which we anticipate offers the greatest potential for profitable growth. To achieve this goal, we have implemented the following strategies:

•
Focus on More Complex Products for Customers. EMS providers serve OEMs across a broad range of industries, from high-volume, low-complexity consumer products to mission-critical, highly complex systems. We intentionally avoid lower-value, commoditized market opportunities and instead focus on low-to-medium-volume, high-complexity manufacturing programs, primarily within the A&D, semi-cap, medical, and industrial markets, which are often highly regulated and increasingly outsourced by OEMs. In the AC&C markets, we focus on customers with more complex requirements (high-performance computing, liquid-cooled systems, and next-generation broadband solutions) as compared to more commoditized offerings within the broader computing and telecommunications markets. Within each of our targeted sectors, we believe there is a general trend toward increased complexity, additional outsourcing, near-shoring of capacity, and elongated product life cycles.
•
Lead with Design & Engineering Services. In addition to our manufacturing capabilities, we provide specialized design and engineering services through design centers in the Americas, Asia, and Europe. Leading with design and engineering enables us to partner with customers across the product lifecycle while supporting high-quality, reliability, and performance requirements. By leveraging engineering solutions, our customers can focus their efforts on innovation, building their brands and go-to-market, while relying on us as a trusted partner to deliver products faster and more efficiently.
•
Maintain and Develop Close, Long-Term Relationships with our Customers. Our strategy emphasizes long-term relationships with leading OEMs in targeted growth industries by serving as an integral partner across the concept-to-production lifecycle, supported by dedicated global account and program management teams. We focus on caring for our customers and responding to their feedback to continue to improve our offerings and delivery.
•
Deliver Complete Manufacturing Solutions Globally. OEMs increasingly seek integrated engineering and manufacturing partners to reduce cost and accelerate time-to-market. We provide services spanning initial product design and testing through full system assembly and distribution. Our PMM services and complex mechanical manufacturing, along with our systems integration assembly and direct order fulfillment services, enable our customers to potentially reduce product cost and risk of product obsolescence by reducing their total work-in-process and finished goods inventory. These services are available at many of our manufacturing locations worldwide and allow us to offer customers the flexibility to move quickly from design and initial product introduction to production and distribution.
•
Operational Excellence & Footprint Optimization. We continuously optimize our global manufacturing footprint to align capacity, cost efficiency, and customer requirements, supported by a company-wide culture of continuous improvement and operational excellence.
•
Pursue Strategic Acquisitions. While we have historically grown through acquisitions, we currently prioritize organic growth and selectively evaluate acquisition opportunities that enhance our core capabilities.
•
Capital Allocation. In support of our financial goals, we will maintain a strong focus on cash conversion and working capital management. We are focused on effective capital deployment through the balance of investments to support organic growth of the business and returns to our shareholders through dividend distributions and share repurchases.

Services We Provide

Through the Benchmark network, we provide integrated design, engineering, manufacturing, automation, test, and fulfillment solutions supporting the full product lifecycle, from concept and prototyping through volume production, global distribution, and aftermarket support. Our balanced footprint enables us to serve both regional and multinational customers. These services are supported by integrated supply chain management, disciplined program management, and integrated information technology systems. All our services are supported through strong quality management and enterprise information systems.

Electronics Manufacturing Services (Electronics Manufacturing and Testing Services)

Benchmark provides advanced electronics manufacturing and test services supporting highly complex, high-reliability systems across our served markets.

Our advanced manufacturing services include, but are not limited to:

•
Printed Circuit Board Assembly (PCBA) and Test. We offer our customers expertise in a wide variety of traditional and advanced manufacturing technologies. Our technical expertise supports complex PCBA and test solutions, assembly of subsystems, circuitry and functionality testing of printed assemblies, environmental and stress testing, and component reliability testing.

Our comprehensive set of PCBA manufacturing technologies and solutions include:

▪
Surface Mount Technology
▪
Substrate Technology: Rigid Epoxy, Flex, Ceramic, Glass, Rigid-Flex
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
Vibration, ESS, HALT, and HASS

We also provide specialized solutions in support of our customers’ components, products and systems, which include:

▪
Conformal Coating and Potting;
▪
Underfill and Encapsulation;
▪
Ultrasonic Welding;
▪
Automation Solutions;
▪
Fluidics Assembly;
▪
Precision Alignment for Optical Applications;
▪
Liquid-cooled systems assembly and test;
▪
Hybrid Optical/Electrical Printed Circuit Board Assembly and Testing; and
▪
Sub-Micron Alignment of Optical Sub-Assemblies.
•
Component Engineering Services. We provide support to our customers to assist their understanding of the evolving international environmental laws and regulations on content, packaging, labeling, and similar issues concerning the environmental impact of their products, including: “RoHS” (EU Directives 2011/65/EU on Restriction of certain Hazardous Substances Directive and 2015/863 amending Annex II to Directive 2011/65/EU); “WEEE” (EU Directive 2002/96/EC on Waste Electrical and Electronic Equipment); “REACH” (EC Regulation No 1907/2006 on Registration, Evaluation and Authorization of Chemicals); EU Member States’ Implementation of the foregoing; “Conflict Minerals” as defined in the U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act § 1502(b), implementing legislation and rules; and the People’s Republic of China (PRC) Management Methods for the Restriction of the Use of Hazardous Substances in Electrical and Electronic Products. Manufacturing sites in the Americas, Asia, and Europe regions are experienced with both water-soluble and no-clean processes.
•
Systems Assembly and Test Development. We provide subsystem and system-level integration, configuration and testing across all served markets. We develop product-specific manufacturing processes ranging from manual to fully automated lines based on customer volume and quality requirements. Our capabilities include in-circuit test, functional test, defect analysis, environmental stress screening, reliability testing, and custom test solutions.
•
Failure Analysis. We offer an array of analytical solutions and expertise to help our customers address their most challenging engineering and business issues, including focused techniques for failure mode, failure mechanism, and root cause determination. Specialized analytical skill sets associated with electrical, mechanical, and metallurgical disciplines are used in conjunction with a vast array of equipment, such as ion chromatography, x-ray fluorescence, and scanning electron microscopy. Our state-of-the-art lab facilities provide customers with detailed reporting and support in an unbiased, timely and cost-effective manner. Mastering emerging technologies, coupled with an understanding of potential failure mechanisms, positions us to exceed customer expectations and maintain our technological diversity.

Precision Technology Services (Precision Metal Machining and Complex Vertically Integrated Assemblies)

In addition to traditional EMS, we offer complex PMM services, e-beam welding, and full electromechanical assembly of machined subsystems along with higher levels of system integration and test services. Benchmark Precision Technologies brings critical tolerance capability to metal fabrication and assembly, building components and sub-assemblies for highly regulated industries, including A&D, medical, and semi-cap. Benchmark Precision Technologies’ capabilities go well beyond the typical machine shop in that they can design and engineer a prototype, transition it to an accelerated manufacturing ramp center to prepare for full volume production, and then shift it to any of Benchmark’s global manufacturing facilities for further higher level of integration or system assembly.

•
Precision Technologies Group. We provide vertically integrated precision mechanical components and complex electromechanical assemblies.

The processes supporting these include:

▪
Complex small / medium / large precision machining;
▪
Advanced metal joining, including vacuum chamber welding, electron beam welding, and brazing;
▪
Multi-axis robotic grinding for demanding applications such as turbine blades and scientific instruments;
▪
Complex clean room assembly and functional testing;
▪
Integration of major electromechanical assemblies;
▪
Large precision and industrial frame fabrication, welding, grinding, bead blasting, and powder coating; and
▪
Sheet metal forming, powder coating, and painting.

Our Global Network

Our operations include manufacturing facilities in seven countries, which are strategically located to support full product life cycle services for our customers. We have domestic facilities in Alabama, Arizona, California, Minnesota, New Hampshire, and Texas and international facilities in China, Malaysia, Mexico, Netherlands, Romania, and Thailand. Our network also includes design centers that lead customer engagements and provide solutions to customers in the Americas, Asia, and Europe.

We hold the following accreditations, certifications and registrations, as applicable by geographic region:

	Americas	Asia	Europe
ISO 13485:2016 – Medical	√	√	√
FDA/QSR Compliant – Medical	√	√	√
MedAccred	√	√
AS9100:2016 – Aerospace	√	√	√
ITAR (International Traffic In Arms Regulations)	√		√
Nadcap (National Aerospace and Defense Contractors Accreditation Program)	√
FAA Approved Parts Manufacturer – Aviation	√
IATF 16949:2016 – Automotive		√
TL9000 – Telecommunications	√
ANSI ESD S20.20-2021	√	√	√
ISO 9001:2015 – Quality	√	√	√
ISO 14001:2015 – Environmental	√	√	√
ISO 45001:2018 – Occupational Health and Safety	√	√	√

Design and Engineering Services

We offer design and engineering services that complement our manufacturing operations and support customers at various stages of the product life cycle. These services strengthen our relationships with our manufacturing customers and help attract new customers seeking similarly specialized design and engineering services.

•
New Product Design, Prototype, Testing and Related Engineering Services. We offer a full spectrum of new product design, automation, test development, prototype and related engineering services for projects contracted by our customers who pay for and maintain ownership of the resulting designs and intellectual property in our contract design services business. We employ a proven seven-step methodology from concept-to-production in our design services model, which enables a shorter product development cycle and provides our customers with a competitive advantage in time-to-market and time-to-profit. Our multi-disciplined engineering teams provide expertise in several core competencies critical to serving OEMs in our target markets, including award-winning industrial design, mechanical and electrical hardware, firmware, software and systems integration and support. We create specifications, designs and quick-turn prototypes, which are then validated and ramped into volume manufacturing.
•
Custom Test and Automation Equipment Design and Manufacturing Services. We provide our customers with a comprehensive range of custom circuit and functional test equipment, process automation and replication solutions. We have expertise in tooling design, test solutions, equipment control and process, systems planning, process automation, systems integration, replication and programming. Our custom test solutions, process automation and replication services are available to our customers as part of our full-service product design and manufacturing solutions package or on a stand-alone basis for products designed elsewhere. We also provide custom test equipment and automation system solutions to OEMs, which pay for and own the resulting designs. Our ability to provide these solutions allows us to capitalize on OEMs’ increasing needs for custom manufacturing solutions, which in turn provides an additional opportunity for us to introduce these customers to our comprehensive manufacturing services.

Supply Chain, Order Fulfillment, and Aftermarket Support Services

Our customers often face challenges in supply chain design, demand planning, material procurement, and inventory management due to demand variability, product design changes, short product life cycles, and component price fluctuations.

We employ enterprise resource planning (ERP) systems and lean/six sigma methodologies to efficiently and cost-effectively manage procurement and manufacturing processes. Because we are a significant purchaser of electronic components and other raw materials, we are generally able to capitalize on the economies of scale associated with our relationships with suppliers to negotiate price discounts, obtain components and other raw materials that are in short supply, and return excess components.

In support of our engineering services and manufacturing services, we offer our customers a wide array of capabilities from early supply chain design, to order fulfillment, to aftermarket services.

•
Value-Added Support Systems. We support our engineering, manufacturing, distribution and aftermarket support services with an efficient supply chain management system and a superior quality management program. Our value-added support services are primarily implemented and managed through a web-based information technology system that enables us to collaborate with our customers throughout all stages of the engineering, manufacturing, and order-fulfillment processes.
•
Supply Chain Management. We offer full end-to-end supply chain design, inventory-management, and volume-procurement capabilities to improve access to supply, optimize cost, and reduce total cycle time. Our materials strategy focuses on leveraging our global procurement volume while providing local execution for maximum flexibility. We employ a full complement of electronic data interchange transactions with our suppliers to coordinate forecasts, orders, reschedules, and inventory and component lead times. Our ERP systems provide product and production information to our supply chain management, engineering change management and floor control systems. Our information systems include a proprietary software stack that controls serialization, production and quality data for all our facilities around the world using state-of-the-art equipment and control techniques to provide high quality product with superior traceability throughout the product lifecycle. To enhance our ability to rapidly respond to changes in our customers’ requirements by effectively managing changes in our supply chain, we utilize web-based interfaces and real-time supply chain management software products, which allow for scaling operations to meet customer needs, shifting capacity in response to product demand fluctuations, reducing materials costs and effectively distributing products to our customers or their end customers.
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

Marketing and Customers

We market our services and solutions primarily through a direct sales force organized by vertical market sector. In addition, our engineering, operations, and executive management teams are an integral part of our sales and marketing approach. We enter into master supply agreements with the majority of our customers, which generally governs the conduct of our business with customers relating to, among other things, the design and manufacturing of products that in some cases were previously manufactured internally by the customer. The arrangements also generally identify the specific products to be designed and manufactured, quality and production requirements, product pricing and materials management. There can be no assurance that these arrangements will remain in effect or be renewed, but we focus intently on customer care to anticipate and meet the current and future needs of our customers.

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

The following table sets forth the percentages of our sales by market sector:

	Year Ended December 31,
	2025	2024	2023
Semi-Cap	28%	27%	23%
Industrial	22	22	21
Medical	18	17	20
A&D	19	16	13
AC&C	13	18	23
Total sales	100%	100%	100%

A substantial percentage of our sales are made to a small number of customers and the loss of a major customer, if not replaced, would adversely affect us. Sales to our ten largest customers represented 51%, 50% and 52% of our total sales in 2025, 2024 and 2023, respectively. Sales to our largest customer, Applied Materials, Inc. and subsidiaries, represented 14% of our total sales in both 2025 and 2024 and 12% of our total sales in 2023.

Seasonality

On average, we have historically experienced higher sales during the fourth quarter of the calendar year aligned to the fiscal year end for many of our customers. In addition, we typically experience our lowest sales volume in the first quarter of each year.

Suppliers

We maintain a network of suppliers of components and other materials used in our operations. We procure components when a purchase order or forecast is received from a customer and occasionally utilize components or other materials for which a supplier is the single source of supply. If any of these single-source suppliers were unable to provide these materials, a shortage of components could temporarily interrupt our operations and lower our profits until an alternate component could be identified and qualified for use. For additional information, see “Risk Factors—Shortages or price increases of components specified by our customers have in the past delayed, and could continue to delay, shipments, which may adversely affect our profitability” in Part I, Item 1A of this Report. Although in the past we have experienced component shortages and longer lead times for various components, we continually strive to reduce the impact of component shortages by working with customers to reschedule deliveries and with suppliers to provide the needed components using just-in-time inventory programs, or by working with OEMs on qualifying alternative components or completing redesigns to eliminate the constrained part, or purchasing components at higher prices from distributors rather than directly from manufacturers. In addition, by developing long-term relationships with suppliers, we endeavor to minimize the effects of component shortages compared to manufacturers without such relationships. The goal of these procedures is to reduce our inventory risk. Our efforts to reduce inventory risk could prove difficult, exposing us to inventory risk related to obsolete or excess component inventory. For additional information, see “Risk Factors—Our customers may cancel their orders, change production quantities, delay production or change their sourcing strategies” in Part I, Item 1A of this Report.

Competition

The services we provide are available from many independent sources as well as from the in-house manufacturing capabilities of current and potential customers. Our competitors include Celestica Inc., Flex Ltd., Jabil Inc., Kimball Electronics Inc., Plexus Corp, and Sanmina Corporation. We believe that the principal competitive factors in our focus end-markets are our engineering capabilities, product quality, flexibility, cost and timeliness in responding to design and schedule changes, reliability in meeting product delivery schedules, pricing, access to senior management, technological sophistication, and geographic location.

In addition, original design manufacturers (ODMs) providing basic design and manufacturing services to OEMs have significantly increased their share of the outsourced manufacturing market over the last several years. This is particularly the case in more highly commoditized markets such as traditional computing and telecommunications. Competition from ODMs may increase if our focus end-markets become less complex or if ODMs expand their business model into lower-volume, higher complexity markets. However, competition from Asian ODMs may also decrease due to US OEMs' reluctance to rely solely on manufacturing services from Chinese or Taiwanese based ODMs due to concerns about increasing tariffs and government regulations that may impact an efficient global supply chain.

Sustainability

Benchmark continues to evolve and improve upon its Sustainability strategy. The Nominating, Sustainability and Governance Committee of our Board of Directors continues to have oversight with regard to environmental, social and governance (ESG) topics and the Company’s Sustainability Council is currently chaired by our General Counsel & Chief Legal Officer, who is a member of our senior executive leadership team. The Council includes a cross-functional team of leaders representing operations, human resources, supply chain, regulatory compliance, finance, marketing communications, investor relations, facilities and the legal department. The Company’s Sustainability Report, published each year, aligns with the Sustainability Accounting Standards Board and other frameworks such as the Global Reporting Initiative (GRI), United Nations Sustainable Development Goals and the Task Force on Climate-Related Financial Disclosures (TCFD) (recently changed to the Sustainability Disclosure Standards). We expect to publish our 2025 Sustainability Report in the first quarter of 2026. Our most current sustainability information is posted on our website at https://www.bench.com/sustainability.

Our 2025 Sustainability Report is expected to highlight the work we are doing across the globe and within the four tenets of our ESG strategy – Environmental Responsibility, Our People, Governance and Our Community.

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
•
In 2025, we issued our fourth company-wide response to the Climate Disclosure Project questionnaire on climate change and our third response on water security. Our responses detail our management and oversight of climate-related issues as well as key challenges and opportunities for our Company related to climate change.
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

Our People

Our strength comes from our people. We are committed to upholding human rights, worker safety, and fair labor practices across our organization and supply chain. We embrace diverse perspectives, knowing that collaboration drives innovation, better decision-making, and stronger business outcomes. Creating a workplace where employees feel valued, respected, and empowered is essential to our purpose—innovating for a healthier, safer, and better-connected world to create a brighter future. We prioritize inclusion, ongoing development, and career growth through structured training and career pathing. This refined talent strategy attracts and retains top talent and a culture enriched by the core values we live every day.

Building strong connections within our teams is key to this approach. Our Inclusion Council provides spaces for employees to support one another, share ideas, and champion inclusion across our global workforce. As we grow, we continue to explore new ways to strengthen Inclusion. Each year, our Inclusion Council creates a global calendar of events to promote awareness and engagement across the organization. In 2025, we celebrated the International Day of Youth and the International Day of Sign Languages, among many other observances.

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

In 2025, Benchmark was listed among The Most Trustworthy Companies in America by Newsweek. Benchmark’s site in Tijuana, Mexico was again recognized as a “Company Committed to Human Rights” by the State Human Rights Commission of Baja, California, highlighting the facility’s ongoing dedication to creating a workplace where respect, fairness, and inclusivity thrive. The Tijuana site also earned the ELSSA Badge of Distinction from the Mexican Social Security Institute, recognizing the Company’s commitment to implementing effective strategies and actions to enhance the health, safety and well-being of employees. The Benchmark sites in Thailand also continue to receive numerous awards and recognition for their health and safety programs from both the Thai government and public organizations. In 2025, the Korat site again received the platinum-class award for its Zero Accident Campaign, marking the ninth consecutive year the facility was specifically recognized by the Thailand’s Department of Labour Protection and Welfare, Ministry of Labour for its work in this area. In addition, Benchmark’s Ayutthaya and Korat facilities received prestigious recognition from Thailand’s Department of Industrial Works, Ministry of Industry, for maintaining outstanding standards in corporate social responsibility within the industrial sector, and the Ayutthaya again received the Green Industry Award Level 4 (Green Culture) for its ongoing commitment to integrating environmental and social responsibility into the organization.

Governance

We are committed to ensuring ethical organizational governance, promoting business ethics and integrity, and embracing inclusion in the boardroom and throughout the organization. Benchmark has comprehensive corporate governance policies and structures in place to foster accountability and transparency. These policies reflect our underlying commitment to maintaining the highest standards of ethics and integrity and to operating our business in compliance with all applicable laws and regulations, including anti-corruption, anti-bribery, and antitrust.

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

Our Community and Supply Chain Responsibility

We are committed to sourcing from suppliers willing to support our sustainability initiatives. Benchmark endorses the Responsible Business Alliance (RBA) Code of Conduct, which provides guidance in five critical areas of corporate social responsibility performance, including labor, health and safety, environment, management systems, and ethics. Benchmark also seeks the same endorsement from our business partners, requesting that each business partner adhere to the RBA Code of Conduct or its equivalent at initial engagement and flowing these requirements through our commercial contracts to our business partners and supply chain. Benchmark also conducts a supply chain monitoring system to assess adherence in these areas regarding our supply chain partners.

Benchmark also supports the EcoVadis rating system; EcoVadis is a provider of sustainability ratings, intelligence and collaborative performance improvement tools for global supply chains. The EcoVadis methodology evaluates criteria across four themes: environment, labor and human rights, ethics and sustainable procurement. In 2025, Benchmark was again awarded the EcoVadis Bronze Medal-Sustainability rating, placing it in the top 35% of EcoVadis rated companies.

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
•
Fully comply with the Conflict Minerals Law and provide all necessary Conflict Minerals (3TG) declarations.
•
Have a credible, robust conflict minerals program (3TG) which should include: a written conflict minerals policy, communication of requirements to suppliers, CM data collection using the Responsible Minerals Initiative’s Conflict Minerals Reporting Template (RMI CMRT), a professional analysis and risk assessment with corrective action based on the CMRTs collected from the suppliers.
•
Pass these requirements through their supply chain and determine the 3TG sources (Smelters or Refiners – SORs).
•
For suppliers representing the top 80% of our global corporate materials spend (our yearly corporate sample), provide their most recent RMI CMRT form, complete and accurate in the latest version with robust comments where appropriate, during our active yearly CM data collection campaign.

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

As mentioned above, we established a Sustainability Council with Board oversight to drive the four tenets of our long-term Sustainability strategy: Environmental Responsibility, Our People, Governance and Our Community. Our commitment to sustainability and these tenets is a strategic and operational imperative as we build a sustainable infrastructure across the Company. In partnership with our employees, we are committed to protecting the natural environment and our community through pollution prevention, conservation, responsible use and sustainable practices. Through our sustainability initiatives, we further engage our employees to ensure that our business practices support inclusion to attract and develop an innovative workforce.

The Human Capital and Compensation Committee of our Board of Directors is responsible for overseeing the Company’s human capital practices and management compensation philosophy, including incentive compensation and equity-based plans for executives. Our Chief Human Resources Officer reports on important human capital management initiatives to this committee every quarter.

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

In addition to formal training, we recognize the importance of peer learning and mentorship in career development. Our THRIVE mentorship program connects employees with experienced mentors to navigate career challenges, build leadership skills, and maximize their impact. We offer competitive compensation and benefits packages that reflect the needs of our workforce. For our U.S. operations, we offer medical, dental, and vision benefits, disability coverage, survivor benefits, and a wellness program. We also offer competitive retirement benefits including a 401(k) match program at 100% of eligible employee contributions up to 4%, as well as similar retirement financial contributions in other countries in which we operate. In addition to base salary, Benchmark employees participate in a Quarterly Incentive Plan or Annual Incentive Plan that supports our organizational philosophy of allowing employees to share in the Company’s performance and success. These plans align employee efforts to achieve the Company’s strategic objectives through cash bonus payouts based primarily on performance results achieved against plan performance measures. Our executive compensation program is designed to attract, retain, and reward performance and align incentives with achievement of the Company’s strategic plan and both short- and long-term operating objectives. In accordance with our compensation philosophy established by the Human Capital and Compensation Committee and the Board, we believe our executive pay is well-aligned with performance, creating a positive relationship between our operational performance and shareholder returns. Benchmark utilizes equity grants as part of at-risk incentive compensation for Named Executive Officers using a combination of performance-based restricted stock units and time-based restricted stock units to align their compensation with the creation of shareholder value.

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

As of December 31, 2025, we employed approximately 11,840 people, approximately 330 of whom were engaged in design and development engineering. Additionally, our contractor workforce included approximately 740 people. None of our domestic employees are represented by a labor union. In certain international locations, our employees are represented by labor unions and by works councils. Some countries also often have mandatory legal provisions regarding terms of employment, severance compensation and other conditions of employment that are more restrictive than U.S. laws. We have never experienced a strike or similar work stoppage, and we believe that our employee and labor relations are strong.

Segments and International Operations

We have manufacturing facilities in the Americas (United States and Mexico), Asia (China, Malaysia and Thailand) and Europe (Netherlands and Romania) to serve our customers. Benchmark is operated and managed geographically, and management evaluates performance and allocates resources on a geographic basis. During 2025, 2024 and 2023, 64%, 62% and 58%, respectively, of our total sales were from our international operations. See Note 10 to the consolidated financial statements in Part II, Item 8 of this Report for segment and geographical information.

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

Substantially all of our sales are derived from manufacturing services in which we purchase components specified by our customers. In the past, supply shortages for components and commodity categories used in manufacturing resulted in industry-wide shortages of electronic components and curtailed production of assemblies. In some instances, such components shortages resulted in delayed shipment. Similarly, increased demand in surface mount components has at times caused us to experience component shortages and longer lead times for certain components. Any reoccurrence of such shortages or delays, including due to natural disasters or geopolitical issues or conflicts, could again result in delays in shipments to our customers, which would reduce our revenue, margins and operating cash flow for the periods affected.

Also, component supply shortages and delays in component deliveries, along with other factors such as tariffs, trade disputes or embargoes, inflation, and rising energy and transportation costs, can also result in increased component pricing. We have and may continue to bear the risk of component price increases that occur between periodic repricings of products during the term of a customer contract. If any shortages or delays in component products persist, the price of certain components may increase further or we may be exposed to quality issues, including the risk of receiving counterfeit parts. Further, we may not be able to secure enough components at reasonable prices or of acceptable quality to build products or provide services in a timely manner in the quantities needed or according to customer specifications. Accordingly, our business, cash flow, results of operations and financial condition could suffer if we lose time-sensitive sales, incur additional freight costs or are unable to pass on price increases and costs related to tariffs to our customers.

We are dependent on the success of our customers and the markets in which they operate. When our customers or the markets in which they operate experience declines or grow at a significantly slower pace than anticipated, we may be adversely affected.

We are dependent on the continued growth, viability and financial stability of our customers. Our customers are OEMs of:

•
Industrial equipment;
•
Aerospace and defense systems;
•
Telecommunication equipment;
•
Computer systems and high-performance computer platforms;
•
Medical devices; and
•
Semi-cap equipment.

These markets are subject to rapid technological change, vigorous competition, product life variability and consequent product obsolescence. When our customers are adversely affected by these factors, we may be similarly affected.

These markets are also subject to macroeconomic conditions and trends and conditions that are sector specific. Economic, business or regulatory conditions that affect these markets can particularly impact us. For instance, the semiconductor industry has historically been subject to significant cyclicality and volatility. Changing export regulations, increasing sanctions or other trade barriers may limit our ability to use or produce certain technologies or products in China or sell certain components or products that are ultimately destined to China.

The loss of a major customer would adversely affect us.

A substantial percentage of our sales is attributable to a small number of customers, and the loss of a major customer, if not replaced, would have a material adverse effect on our operations. Further, developments adverse to our major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on us. Sales to our ten largest customers represented 51%, 50% and 52% of our total sales in 2025, 2024 and 2023, respectively.

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

Due in part to these factors, most of our customers do not commit to firm production schedules for more than one quarter in advance. Our inability to forecast the level of customer orders with certainty makes it difficult to schedule production and maximize utilization of manufacturing capacity and on-hand inventory components and supplies. In the past, we have been required to increase staffing and other expenses, including component parts inventory, in order to meet the anticipated demand of our customers. Anticipated orders from many of our customers have, in the past, failed to materialize or delivery schedules have been deferred as a result of changes in our customers’ business needs, thereby adversely affecting our results of operations due to inefficient use of manufacturing capacity, increased inventory balances and potential write-downs or write-offs of obsolete or unsold inventory. On other occasions, our customers have required rapid increases in production, which has placed an excessive burden on our resources. Such customer order fluctuations and deferrals have had a material adverse effect on us in the past and may again in the future.

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

We structure our agreements with customers to mitigate our risks related to obsolete or excess component inventory. However, enforcement of these contracts may result in material expense and delay in payment for inventory. Such customer refusals to pay for obsolete or excess component inventory have had a material adverse effect on us in the past and may again in the future. Thus, if any of our significant customers become unable or unwilling to purchase such inventory, our business may be materially harmed.

Our international operations are subject to certain risks.

During 2025, 2024 and 2023, 64%, 62% and 58%, respectively, of our sales were from our international operations. These international operations are subject to a number of risks, including:

•
Inability to utilize net operating losses incurred by our foreign operations which would increase our overall effective tax rate;
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
•
Difficulties in staffing and managing foreign operations and attempting to ensure compliance with our policies, procedures and applicable laws, including various and changing minimum wage regulations;
•
Coordinating communications and logistics across geographic distances and multiple time zones;
•
Governmental restrictions on the transfer of funds that have the effect of preventing us from repatriating profits from our foreign subsidiaries;
•
Public health crises, such as that experienced with the COVID pandemic, which can result in varying impacts to our business, employees, customers, suppliers, vendors and partners internationally
•
Risk of governmental expropriation or seizure of our property; and
•
High inflation and fluctuations in currency exchange rates, which could affect foreign taxes due, component costs, local payroll, utility and other expenses.

Changes that impact the way we operate internationally could have a negative impact on us and reduce the demand for our foreign manufacturing facilities. Moreover, any regulatory actions by other countries where we operate could also negatively impact our financial performance. In addition, changes in policies by the U.S. or other governments could negatively affect our operating results due to trade wars, changes in duties, tariffs or taxes, currency exchange rate fluctuations, or limitations on currency or fund transfers, as well as government-imposed restrictions on producing certain products in, or shipping them to, specific countries. For example, beginning in February 2025, the U.S. implemented tariffs on a variety of countries and commodities, including, among others, tariffs on aluminum, steel, copper and derivative products, imports of certain Canadian and Mexican goods, and imports of Chinese goods, universal tariffs on imports from most countries, and reciprocal tariffs on select countries. In response, certain countries have imposed, or are considering, retaliatory tariffs on U.S. exports. The global tariff landscape continues to shift rapidly, with changes impacting businesses around the world. If we are unable to fully pass on these costs or find new sources of components that we import, our results of operations and cash flows may be materially harmed. Also, our current facilities in Mexico operate under the Mexican Maquiladora (IMMEX) program. This program provides for reduced tariffs and eased import regulations. We could be adversely affected by changes in the IMMEX program or our failure to comply with its requirements. Additionally, increasing tariffs and other trade protection measures between the United States and China may affect the cost of our products originating in China as well as the demand for our products manufactured in China in the event our customers reduce operations in China as a result of such tariffs or trade protection measures. These actions could also affect the cost and/or availability of components that we procure from suppliers in China.

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

Another significant legal risk resulting from our international operations is compliance with the U.S. Foreign Corrupt Practices Act (FCPA). In many foreign countries, particularly in those with developing economies, it may be a local custom that businesses operating in such countries engage in business practices that are prohibited by the FCPA, other U.S. laws and regulations, or similar laws of host countries and related anti-bribery conventions. Although we have implemented policies and procedures designed to comply with the FCPA and similar laws, there can be no assurance that all of our employees, agents, or those companies to which we outsource certain of our business operations will not take actions in violation of our policies. Any such violation, even if prohibited by our policies, could have a material adverse effect on our business.

Start-up costs and inefficiencies related to new or transferred programs can adversely affect our operating results and such costs may not be recoverable if the new programs or transferred programs are cancelled.

Start-up costs, the management of labor and equipment resources in connection with the establishment of new programs and new customer relationships, and the need to estimate required resources in advance can adversely affect our gross margins and operating results. These factors are particularly evident in the early stages of the life cycle of new products and new programs or program transfers and in the opening of new facilities. These factors also affect our ability to efficiently use labor and equipment. We are constantly managing a number of new customer transitions or launching new OEM programs with existing customers. If any of these new programs or new customer relationships are terminated, our operating results could be harmed, particularly in the short-term. We may not be able to recoup these start-up costs or replace anticipated new program revenues. In addition, the introduction of programs requiring implementation of new competencies, including new process technology within our mechanical operations, could affect our operations and financial results because the deployment of such programs may require us to invest significant resources and capital in facilities, equipment and/or personnel.

Our financial results depend, in part, on our ability to perform on our U.S. government contracts, which are subject to uncertain levels of funding, timing and termination.

We provide services both as a prime contractor and subcontractor for the U.S. government. Consequently, a portion of our financial results depend on our performance under these contracts. Delays, cost overruns or product failures, in connection with one or more contracts, could lead to their termination and negatively impact our results of operations, financial condition or liquidity. We can give no assurance that we will be awarded new contracts to offset the revenue lost as a result of such a termination.

U.S. government programs require congressional appropriations, which are typically made for a single fiscal year even though a program may extend over several years. Programs often are only partially funded, and additional funding requires further congressional appropriations. The programs in which we participate compete with other programs for consideration and funding during the budget and appropriations process, which can be impacted by shifting and often competing political priorities. Levels of U.S. federal government spending are difficult to predict and are subject to significant risk. Current U.S. federal government spending levels for defense-related or other programs may not be sustained, and future spending and program authorizations may not increase or may decrease on programs from which we expect to derive a portion of future revenues, or shift to programs in areas where we do not provide services or are less likely to be awarded contracts. A significant decline in overall U.S. federal government spending, including the areas of national security, intelligence and homeland security, a significant shift in U.S. federal government spending priorities, the substantial reduction or elimination of particular defense-related programs or significant delays in contract or task order awards for large programs could adversely affect our business, financial condition and operating results.

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

Some of our facilities are located in areas that may be impacted by hurricanes, earthquakes, water shortages, tsunamis, floods, typhoons, fires, extreme weather conditions and other natural or manmade disasters. For example, our facilities in Thailand experienced extensive flooding in 2011. Further, there continues to be concern about the frequency and severity of natural disasters, with climate change being offered as a potential catalyst. All of our facilities are subject to potential natural or man-made disasters such as those related to weather events, fires, acts of terrorism or war, breaches of security, theft or espionage, workplace violence and failures of utilities. If such an event was to occur and we did not have an effective business continuity plan in place, our business could be harmed due to the event itself or due to our inability to effectively manage the effects of the particular event, with the impact of the event potentially magnified in areas where we have multiple facilities in close proximity. Our insurance coverage for natural or manmade disasters is limited and is subject to deductibles and coverage limits. This coverage may not be adequate or may not continue to be available at commercially reasonable rates and terms. See “—Operational Risks—We bear the risk of uninsured losses.”

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

We compete against many providers of electronics manufacturing services. Some of our competitors have substantially greater financial, manufacturing or marketing resources than we do, have more geographically diversified international operations than we do and may respond more quickly than us to advancements in technology, such as artificial intelligence. Our primary competitors include Celestica Inc., Flex Ltd., Jabil Inc., Kimball Electronics Inc., Plexus Corporation, and Sanmina Corporation. In addition, we may in the future encounter competition from other large manufacturers that are selling, or may begin to sell, electronics manufacturing services.

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

Unanticipated changes in our tax position, the adoption of new tax legislation, potential tax disputes or further developments affecting our deferred tax assets could adversely affect our financial results.

Our effective tax rate and overall tax position is highly dependent on, among others, the geographic mix of our earnings and the interpretation and application of the tax laws of each jurisdiction in which we operate. We base our tax position on our interpretation of applicable tax rules and regulations, pending tax legislation, our operational structure, and the manner in which our business is conducted. However, our tax liabilities may increase as a result of a successful challenge by one or more taxing authorities, or as a result of a change in tax laws or in the interpretation, application, or enforcement thereof. We cannot predict, with certainty, whether our tax positions will be successfully challenged, or whether any of the previously mentioned changes will increase our liabilities for taxes, interest, or penalties.

Many of the countries in which we operate provide tax holidays or other tax incentives intended to attract and retain business. While we have historically benefited from such incentives, our taxes could increase if these incentives are modified, retracted, or not renewed upon their expiration.

Global tax reform initiatives further increase the uncertainty of our effective tax rate and overall tax position. The Organization for Economic Co-operation and Development (OECD) and the G20 Inclusive Framework have introduced global minimum tax (GMT) rules under the framework commonly referred to as Pillar Two, establishing a 15% minimum effective tax rate for multinational enterprises with consolidated global revenues exceeding €750 million. These rules, which became effective as of January 1, 2024, have been enacted in most of the jurisdictions in which we operate manufacturing facilities. The implementation of this GMT is expected to materially reduce the benefit of our existing tax holidays and incentives, which may increase our income tax expense, reduce our net income, and negatively impact our cash flows.

Our effective tax rate and overall tax position may also be affected by any change in the interpretation and application of the tax laws applicable to U.S.-based multinationals, including any with respect to any new or existing guidance or legislative actions in the United States.

We have been, and are expected to continue to be, affected by (i) the Global Intangible Low-Taxed Income regime (renamed “Net CFC Tested Income” under the One Big Beautiful Bill Act or “OBBBA” enacted in July 2025), (ii) the Internal Revenue Code Section 163(j) provisions added by U.S. tax reform, (iii) the OBBBA, and (iv) related new tax legislation, interpretations and guidance. Future changes in tax policy at the federal and state levels, including potential revisions related to U.S. international tax regimes, could materially impact our competitiveness and financial results.

In addition, our taxable income relies on the acceptance, by local taxing authorities, of our intercompany transfer pricing practices. Due to inconsistent interpretation and enforcement of the arm’s length standard across jurisdictions, our transfer pricing methodologies may be challenged. If such challenges are not resolved in our favor, then we could incur increased tax liabilities.

Finally, at the end of each reporting period we evaluate the recoverability of our deferred tax assets based on jurisdictional forecasts of future taxable income, historical operating performance, and tax‑planning opportunities. If adverse changes in profitability or business outlook occur, we may be required to record additional valuation allowances. Such adjustments could result in material non‑cash charges in the period in which they are recorded. These developments, individually or collectively, could adversely affect our effective tax rate, net income, and cash flows.

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

In addition, as climate change concerns become more prevalent, the U.S. and foreign governments have sought to limit the effects of any such changes. This increasing governmental focus on climate change may result in new environmental regulations that may negatively affect us, our suppliers and our customers. This could cause us to incur additional direct costs or obligations in complying with any new environmental regulations and reporting requirements, as well as increased indirect costs resulting from our customers, suppliers or both incurring additional compliance costs that are passed on to us. These costs may adversely impact our operations and financial condition. Further, the cost of implementing sustainability and/or ESG initiatives, our ability to execute on sustainability and/or ESG targets and objectives as planned, the effectiveness and impact of intended actions, the impact of changing legislation, regulations and directives, and other factors, many of which are beyond the Company’s control, could cause the outcomes, results and achievement of sustainability and/or ESG targets, goals, objectives, commitments and/or the implementation of sustainability and/or ESG initiatives to differ materially than those expressed or implied by the Company. In addition, our adherence to certain reporting standards or mandated compliance to certain requirements could necessitate additional investments that could impact our profitability, including investments to meet new or enhanced requirements and/or stakeholder expectations to reduce or mitigate the effects of greenhouse gas emissions and transition to low-carbon alternatives, driven by policy and regulations, low-carbon technology advancement and shifting consumer sentiment and societal preferences. Policy trends and public sentiment related to “anti-ESG” or “anti-DEI” legislation, policy or stakeholder pressure or activism, particularly in the U.S., may lead to new or conflicting requirements or expectations, resulting in risk of noncompliance, reputational damage, potential enforcement actions or claims.

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

The market for our manufacturing and engineering services is characterized by rapidly changing technology and continuing process development. We are continually evaluating the advantages and feasibility of new manufacturing processes (including utilization of machine learning and artificial intelligence). We believe that our future success will depend upon our ability to develop and provide manufacturing services that meet our customers’ changing needs. This requires that we maintain technological leadership and successfully anticipate or respond to technological changes in manufacturing processes on a cost-effective and timely basis. Our failure to maintain our technological and manufacturing process expertise could have a material adverse effect on our business.

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

Future cybersecurity incidents could result in the misappropriation of confidential information of the Company or that of its customers, employees, business partners or others; litigation and potential liability; enforcement actions and investigations by regulatory authorities; loss of customers and contracts; damage to the Company’s reputation and/or otherwise harm its business. We also expect to incur substantial costs in the future to satisfy customer requirements (including costs arising from the U.S. government’s Cybersecurity Maturity Model Certification program) and to mitigate against cybersecurity attacks as threats are expected to continue to become more persistent and sophisticated. If our systems for protecting against cybersecurity risks prove not to be sufficient, we could be adversely affected by, among other things: loss of or damage to intellectual property, proprietary or confidential information, or customer, supplier, or employee data; interruption of our business operations; higher insurance premiums;

government investigations; and increased costs required to prevent, respond to, or mitigate cybersecurity attacks. If any of our contractors, consultants, vendors or service providers use any third-party artificial intelligence-powered software or other tools in connection with our business or the services they provide to us, it may lead to the inadvertent disclosure of our confidential information through its incorporation into publicly available training sets, which may impact our ability to realize the benefit of, or adequately maintain or protect, our confidential information, harming our competitive position and business. These risks could harm our reputation and our relationships with customers, suppliers, employees and other third parties, and may result in claims against us. These risks could have a material adverse effect on our business, consolidated results of operations and consolidated financial condition.

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

As of December 31, 2025, our total outstanding debt (excluding unamortized debt issuance costs and finance leases) was $213.1 million, all of which represented borrowings under our credit facility. Our level of indebtedness could have important consequences. For example, it could:

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

We have recorded intangible assets, including goodwill, in connection with business acquisitions. We are required to assess goodwill and intangible assets for impairment at least on an annual basis and whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. A significant and sustained decline in our market capitalization could result in material charges in future periods that could be adverse to our operating results and financial position. As of December 31, 2025, we had $192.1 million in goodwill and $38.8 million of identifiable intangible assets. See Note 4 to the consolidated financial statements in Part II, Item 8 of this Report.

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
•
Changes in our product mix;
•
Changes in tax laws or interpretations of our tax positions in the jurisdictions in which we operate;
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

Responding to actions by activist shareholders or others can be costly and time-consuming, disrupt our operations and divert the attention of management and our employees. Our ability to execute our strategic plan could also be impaired. In addition, a proxy contest for the election of directors would require us to incur significant fees and expenses, as well as require significant time and attention by management and our Board of Directors. Perceived uncertainties regarding our future direction also could affect the market price and volatility of our shares of common stock, our ability to attract and retain qualified personnel and business partners and may affect our relationships with vendors, customers or others.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Global cybersecurity vulnerabilities and threats continue to evolve and are increasingly more sophisticated. The Company is aware of the dynamic nature of the cybersecurity threats we face and has a security program led by our Chief Information Security Officer (CISO) that strives to monitor and mitigate risks from cybersecurity threats. The CISO reports to the Chief Digital and Information Officer (CD&IO), provides periodic reports to the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), and reports quarterly to the Audit Committee of the Board of Directors, which oversees the Company’s cybersecurity risk profile, including risks from cybersecurity threats, and mitigation activities. The Company’s CISO has over 25 years of experience in cybersecurity, IT operations and infrastructure. Prior to joining Benchmark, she served as the VP of IT and Cybersecurity at Footprint, where she was accountable to the CEO, CFO, and board of directors. There, she established an enterprise security framework aligned to NIST CSF and NIST SP 800-171, remediated key risks in partnership with Deloitte and PwC, and helped the organization prepare for initial public offering readiness. Prior to that, she held CISO and senior IT leadership roles at TPI Composites, Charles Schwab, and Honeywell, where she established cybersecurity frameworks aligned to the National Institute of Standards and Technology (NIST), led global incident response programs, and directed large-scale IT transformations across complex environments.

The Company’s CD&IO has been and continues to be responsible for Global IT, including overseeing cybersecurity and its digital strategy. In addition, he was responsible for cybersecurity in previous roles prior to joining the Company, including during his time at Rogers Corporation, a global high tech manufacturing company, as well as other global manufacturing companies.

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

The Company’s protective technologies include firewall and email protection against malware and phishing campaigns, and information system access management solutions such as multifactor authentication (MFA). We augment these protective technologies with security monitoring and detection capabilities to limit the impact of cybersecurity incidents. The security monitoring and detection tools we utilize leverage Endpoint Detection and Response (EDR) and Security Incident and Event Management (SIEM) augmented with threat intelligence information from multiple sources. We have further enhanced the security posture of the Company by implementing data security technologies and measures to reduce the impact of attempts to steal or destroy data. These technologies are tested regularly by both internal resources and external experts that evaluate the technology and identify vulnerabilities for mitigation and/or remediation. Our security program leverages Company and third-party security professionals and services to achieve an appropriate level of security and resilience that is reviewed periodically by an IT steering committee that includes senior officers such as the CEO, CFO, Chief Legal Officer, CD&IO, CISO, Chief Operating Officer and Chief Technology Officer, and the efficacy of these programs is also reviewed quarterly with the Audit Committee of the Company’s Board of Directors.

As of the date of this filing, we are not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. This statement does not guarantee that future incidents or threats will not have a material impact or that we are not currently the subject of an undetected incident or threat that may have such an impact. Despite the systems and processes we have in place to monitor, detect, mitigate and remediate potential vulnerabilities, in the past, we have experienced cyberattacks, and attempted breaches, including phishing emails and other targeted attacks, and there can be no guarantees that such attacks will not occur in the future.

Item 2. Properties

Our customers market numerous products throughout the world and therefore need to access manufacturing services on a global basis. To enhance our service offerings, we seek to locate our facilities either near our customers and our customers’ end markets in major centers for the electronics industry or, where appropriate, in lower cost locations.

A summary of the approximate square footage of each of our principal manufacturing facilities by country follows:

Square
(in thousands)	Footage
Americas:
United States:
Alabama	200
Arizona	234
California	142
Minnesota	497
New Hampshire	161
Texas	45
Mexico	517
Asia:
China	326
Malaysia	436
Thailand	661
Europe:
Netherlands	168
Romania	222
Total square footage	3,609

Our principal manufacturing facilities consist of 1.8 million square feet in facilities that we own, with the remaining 1.8 million square feet in leased facilities the terms of which expire between 2025 and 2036. We currently lease our corporate headquarters in Tempe, Arizona. This lease consists of approximately 64,000 square feet. We lease other facilities with a total of 23,700 square feet dedicated to engineering, sales and procurement services. We believe our facilities are suitable for their intended uses and are sufficient to meet our expected needs for the foreseeable future.

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

The last reported sale price of our common shares on February 19, 2026, as reported by the New York Stock Exchange, was $57.33. There were approximately 500 record holders of our common shares as of February 19, 2026. Because many of our common shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Dividends

During 2025, cash dividends paid totaled $24.4 million. The Board of Directors currently intends to continue paying quarterly dividends. However, the Company’s future dividend policy is subject to its compliance with applicable law, and depending on, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in our debt agreements, and other factors that the Board of Directors may deem relevant. Dividend payments are not mandatory or guaranteed; there can be no assurance that we will continue to pay a dividend in the future.

Issuer Purchases of Equity Securities

The following table provides information about the Company’s repurchase activity during the quarter ended December 31, 2025 related to its equity securities that are registered pursuant to Section 12 of the Exchange Act:

(d)
			(c)	Maximum
			Total	Number (or
			Number of	Approximate
			Shares (or Units)	Dollar Value) of
	(a)		Purchased as	Shares (or Units)
	Total	(b)	Part of Publicly	that May Yet Be
	Number of	Average Price	Announced	Purchased Under
	Shares (or Units)	Paid per Share	Plans or	the Plans or
(amounts in millions, except share and per share data)	Purchased	(or Unit)	Programs	Programs (1)
October 1 to 31, 2025	—	$—	—	$123.5
November 1 to 30, 2025	19,481	43.88	19,481	122.7
December 1 to 31, 2025	—	—	—	122.7
Total	19,481	43.88	19,481	122.7

(1) On February 19, 2020, the Board of Directors approved an expanded share repurchase authorization granting the Company authority to repurchase up to $150 million in common stock. Share purchases may be made in the open market, in privately negotiated transactions or block transactions at the discretion of the Company’s management and as market conditions warrant. Purchases will be funded from available cash and may be commenced, suspended or discontinued at any time without prior notice. Shares repurchased under the program are retired.

During 2025, the Company repurchased a total of 0.7 million shares for an aggregate of $26.8 million at an average price of $38.22 per share. As of December 31, 2025, the Company had $122.7 million remaining under the share repurchase authorization.

Performance Graph

The following graph compares the cumulative total shareholder return on our common shares for the five‑year period commencing December 31, 2020 and ending December 31, 2025, with the cumulative total return of the Standard & Poor’s 600 Stock Index (S&P 600) and the Nasdaq U.S. Benchmark Electronic Components Index (Nasdaq Electronic Components). The graph assumes that $100 was invested on December 31, 2020 in our common shares and in each of the two indices, and that dividends, if any, were reinvested.

	December 31,
	2020	2021	2022	2023	2024	2025
Benchmark Electronics, Inc.	$100.00	$102.68	$103.86	$110.39	$184.47	$176.76
Nasdaq Electronic Components	100.00	126.69	126.12	120.18	150.80	185.16
S&P 600	100.00	125.27	103.45	117.81	125.85	131.18

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

For discussion and analysis regarding our financial condition and results of operations for the year ended December 31, 2024 as compared to the year ended December 31, 2023, refer to Part II, Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on February 24, 2025, as amended on February 27, 2025. For a discussion of the correction of an immaterial error see Note 1 to the consolidated financial statements in Part II, Item 8 of this report.

2025 OVERVIEW

Sales for 2025 and 2024 were both $2.7 billion. During 2025, sales to customers in our various industry sectors fluctuated from 2024 as follows:

•
Semi-Cap increased by 2%
•
Industrial remained flat
•
Medical increased by 7%
•
A&D increased by 19%
•
AC&C decreased by 27%

Revenue was flat year-over-year primarily due to increases in A&D, Medical, and Semi-Cap, which were offset by a decrease in AC&C sales.

Our sales depend on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, the availability of electronic component supply, or the failure of a major customer to pay for components or services have adversely affected us by not allowing us to fulfill our total customer demand. A substantial percentage of our sales are made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. Sales to our ten largest customers represented 51% and 50% of our total sales in 2025 and in 2024, respectively. Sales to Applied Materials, Inc. and subsidiaries, our largest customer in 2025 and 2024 represented 14% of our total sales in both 2025 and 2024. After a period of unprecedented global labor and supply disruptions, we have seen a general easing of certain material constraints across commodity categories, with the exception of older technologies where semiconductor original equipment manufacturers are not adding incremental capacity. The lack of capacity regarding these older technologies could constrain our ability to produce the full demand forecasts we are receiving from customers needing those parts. Lead times are also improving from the previous highs that prompted many suppliers to categorize some of their constrained components with non-cancellable and non-returnable business terms. Until recently, these constraints led to last-minute allocations and created inefficiencies in our operations, as well as increased costs to us and our customers.

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

RESULTS OF OPERATIONS

The financial information and the discussion below should be read in conjunction with the consolidated financial statements and notes thereto in Part II, Item 8 of this Report. The following table presents the percentage relationship that certain items in our consolidated statements of income bear to sales for the periods indicated:

	Year Ended December 31,
	2025	2024
Sales	100.0%	100.0%
Cost of sales	89.8	89.8
Gross profit	10.2	10.2
Selling, general and administrative expenses	6.0	5.6
Amortization of intangible assets	0.2	0.2
Restructuring charges and other costs	1.1	0.3
Income from operations	2.9	4.1
Other expense, net	(0.6)	(0.9)
Income before income taxes	2.3	3.2
Income tax expense	1.4	0.8
Net income	0.9%	2.4%

2025 Compared With 2024

Sales

Sales remained flat in 2025. The percentages of our sales by market sector were as follows:

	Year Ended December 31,
	2025	2024
Semi-Cap	28%	27%
Industrial	22	22
Medical	18	17
A&D	19	16
AC&C	13	18
Total net sales	100%	100%

Semiconductor Capital Equipment. 2025 sales increased 2% to $741.2 million from $723.2 million in 2024. The increase was primarily due to higher demand with existing customers.

Industrial. 2025 sales increased slightly to $574.7 million from $573.3 in 2024. The slight increase was due to mixed demand.

Medical. 2025 sales increased 7% to $483.9 million from $450.7 million in 2024. The increase was primarily due to higher demand with existing customers.

Aerospace and Defense. 2025 sales increased 19% to $514.4 million from $434.0 million in 2024. The increase was primarily due to strong market growth in both commercial aerospace and defense.

Advanced Computing and Communications. 2025 sales decreased 27% to $344.9 million from $474.9 million in 2024. The decrease was due to lower demand from existing customers.

Our international operations are subject to the risks of doing business abroad. See Part I, Item 1A of this Report for risk factors pertaining to international sales, fluctuations in foreign currency exchange rates and a discussion of potential adverse effects in operating results associated with the risks of doing business abroad. During 2025 and 2024, 64% and 62%, respectively, of our sales were from international operations.

Sales by geographical segment were as follows:

	Year Ended December 31,
(in thousands)	2025	2024
Sales:
Americas	$1,229,439	$1,330,361
Asia	1,166,757	1,091,149
Europe	352,546	339,337
Elimination of intersegment sales	(89,634)	(104,742)
Total sales	$2,659,108	$2,656,105

Americas. 2025 sales decreased 8% to $1.2 billion from $1.3 billion in 2024 primarily due to decreases in sales in our Semi-Cap, Industrial, and AC&C sectors.

Asia. 2025 sales increased 7% to $1.2 billion from $1.1 billion in 2024 primarily due to increases in existing customer demand of our A&D, Semi-Cap, and Industrial sectors.

Europe. 2025 sales increased 4% to $352.5 million from $339.3 million in 2024 primarily due to increases in sales in our A&D, Medical, and Industrial sectors.

Gross Profit

Gross profit of $270.1 million in 2025 compared to $270.0 million in 2024 was relatively consistent. Gross profit margin was 10.2% in both 2025 and 2024.

Income from Operations

2025 income from operations declined to $76.0 million from $109.4 million in 2024.

Income from operations by reportable segment was as follows:

	Year Ended December 31,
(in thousands)	2025	2024
Income from operations:
Americas	$24,824	$40,215
Asia	140,793	140,308
Europe	35,762	26,268
Corporate and intersegment eliminations	(125,330)	(97,380)
Total income from operations	$76,049	$109,411

Americas. 2025 operating income decreased 38% to $24.8 million from $40.2 million in 2024. The decrease was primarily due to increased restructuring charges and other costs due to settlement of an indirect tax assessment as well as an impairment charge, partially offset by cost control. See Note 15 and Note 16 to the consolidated financial statements in Part II, Item 8 of this Report for additional information on the tax assessment and impairment charge, respectively. Restructuring expenses are discussed under “Restructuring Charges and Other Costs” below.

Asia. 2025 operating income increased slightly to $140.8 million from $140.3 million in 2024. The increase was primarily due to higher revenue.

Europe. 2025 operating income increased 36% to $35.8 million from $26.3 million in 2024. The increase was primarily due to higher revenue and expense control.

Selling, General and Administrative (SG&A) Expenses

SG&A expense increased to $159.7 million in 2025 from $149.5 million in 2024. The increase was primarily due to variable compensation.

Amortization of Intangible Assets

Amortization of intangible assets was $4.8 million in both 2025 and 2024.

Restructuring Charges and Other Costs

During 2025, we recognized $7.4 million of restructuring charges and other costs which primarily related to closures of our site in Fremont, California and our old facility in Guadalajara, Mexico in the Americas, the exit of a business in the Americas, and other smaller activities involving capacity reductions and reductions in workforce in certain facilities across various regions. Fremont, California operations ceased during the third quarter of 2025 and all restructuring activity was fully complete as of December 31, 2025 upon the disposition of the facility. Operations at our new facility in Guadalajara, Mexico commenced in 2024 with customer programs continuing to transition into 2025. Operations at our old facility in Guadalajara, Mexico operations ceased during the third quarter of 2025 and all restructuring activity is expected to be fully complete in 2026.

Additionally, the Company agreed to an $11.0 million settlement related to an indirect tax assessment in the Americas for the year ended December 31, 2025. See Note 15 to the consolidated financial statements in Part II, Item 8 of this Report.

During the year ended December 31, 2025, the Company identified an impairment triggering event related to the performance of a manufacturing site in the Americas. In connection with that analysis, the Company assessed the facility and equipment assets used in that manufacturing site using valuation information from third parties and recorded $11.1 million of impairment charges as a result of that assessment. The asset impairment charges are included in the restructuring charges and other costs line item on the consolidated statements of income as of December 31, 2025.

During 2024, we recognized $6.3 million of restructuring charges primarily due to capacity and workforce reductions at our sites in the Americas.

See Note 16 to the consolidated financial statements in Part II, Item 8 of this Report for additional information on our restructuring charges.

Interest Expense

Interest expense decreased to $20.2 million in 2025 from $26.9 million in 2024 primarily due to decreased borrowings and a lower interest rate environment.

Interest Income

Interest income decreased to $9.6 million in 2025 from $10.2 million in 2024 primarily due to a lower interest rate environment and lower cash balances in interest-bearing accounts.

Other Expense, Net

Other expense, net, was $3.9 million in 2025 primarily consisting of losses on accounts receivable sales and foreign exchange losses compared to other expense, net, of $8.8 million in 2024 primarily consisting of foreign exchange losses.

Income Tax Expense

Income tax expense in 2025 was $36.7 million representing an effective tax rate of 59.6% compared with $22.8 million of income tax expense in 2024 representing an effective tax rate of 27.1%. The increase in the effective tax rate in 2025 is primarily due to the $10.4 million in discrete tax expense recorded in the second quarter for the foreign withholding taxes on repatriated distributions and recognition of deferred tax liabilities on China unremitted earnings, losses generated in jurisdictions where no tax benefit can be recognized and to the mix of profits in our various jurisdictions.

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

Net Income

We reported net income of $24.9 million, or $0.68 per diluted share, for 2025, compared with net income of $61.1 million, or $1.66 per diluted share, for 2024. The decrease of $36.2 million in 2025 is primarily the result of items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our organic growth and operations through funds generated from operations borrowings under our Credit Agreement (as defined below). Cash and cash equivalents and restricted cash totaled $322.4 million at December 31, 2025 and $328.0 million at December 31, 2024, of which $288.9 million and $304.9 million, respectively, was held outside the United States in various foreign subsidiaries.

Our operations are subject to certain foreign, federal, state and local regulatory requirements relating to environmental, waste management, health and safety matters. We believe we operate in substantial compliance with all applicable requirements, and we seek to ensure that newly acquired businesses comply or will comply substantially with applicable requirements. To date, the costs of compliance and workplace and environmental remediation have not been material to us. However, material costs and liabilities may arise from these requirements or from new, modified or more stringent requirements in the future. In addition, our past, current and future operations, and the operations of businesses we have or may acquire, may give rise to claims of exposure by employees or the public, or to other claims or liabilities relating to environmental, waste management or health and safety concerns.

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

2025 Cash Flows

Cash provided from operating activities was $124.0 million in 2025 and primarily consisted of $24.9 million of net income, adjusted for $47.6 million of depreciation and amortization, $17.2 million of stock-based compensation expense, $11.1 million of asset impairment, a $25.7 million decrease in accounts receivable, and a $75.2 million decrease in inventories partially offset by a $28.1 million decrease in advance payments from customers and a $32.4 million decrease in accounts payable. Working capital was $0.8 billion as of December 31, 2025.

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

Cash used in investing activities was $32.7 million in 2025 primarily due to capital expenditures for property, plant and equipment of $35.6 million, purchased software of $2.9 million partially offset by $5.1 million of proceeds from business divestiture and $0.8 million in proceeds from the disposal of property, plant and equipment. The purchases of property, plant and equipment were primarily for leasehold improvements and machinery and equipment in the Americas and Asia.

Cash used in financing activities was $105.9 million in 2025. Borrowings under the Credit Agreement were $891.1 million and principal payments under the Credit Agreement were $936.0 million. In addition, we paid $24.4 million of dividends during 2025 and $7.3 million for employee taxes paid to settle stock-based awards exercised during the year. We also completed $26.8 million in common stock share repurchases.

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

As of December 31, 2025, we had $148.1 million in borrowings outstanding under the term loan facility and $65.0 million outstanding under our revolving credit facility and $4.4 million in letters of credit outstanding under our revolving credit facility. See Note 5 to the consolidated financial statements in Part II, Item 8 of this Report for more information regarding the terms of our Credit Agreement.

The Credit Agreement contains certain financial covenants related to interest coverage and debt leverage, and certain customary affirmative and negative covenants, including restrictions on our ability to incur additional debt and liens, pay dividends, repurchase shares, sell assets, including trade accounts receivable, and merge or consolidate with other persons. Amounts due under the Credit Agreement could be accelerated upon specified events of default, including a failure to pay amounts due, breach of a covenant, material inaccuracy of a representation, or occurrence of bankruptcy or insolvency, subject, in some cases, to cure periods. As of December 31, 2025, we were in compliance with all of these covenants and restrictions.

As of December 31, 2025, we had $480.6 million available for borrowings under the Credit Agreement, subject to compliance with financial covenants as to interest coverage and debt leverage, in addition to other debt covenant restrictions. During the next 12 months, we believe our capital expenditures will be approximately $60 million to $70 million, principally for machinery and equipment to help increase our production capacity to support anticipated revenue growth and our ongoing business around the globe.

Share Repurchase Authorization

On February 19, 2020, the Board approved an expanded share repurchase authorization, allowing the Company to repurchase up to $150 million in common stock.

Share purchases may be made in the open market, in privately negotiated transactions or block transactions, at the discretion of the Company’s management and as market conditions warrant. Purchases will be funded from available cash and may be commenced, suspended or discontinued at any time without prior notice. Shares repurchased under the program are retired.

During 2025, the Company repurchased 0.7 million shares for an aggregate of $26.8 million, at an average price of $38.22 per share. As of December 31, 2025, the Company had $122.7 million remaining under share its repurchase authorization.

Dividends

During 2025, 2024 and 2023, cash dividends paid totaled $24.4 million, $23.9 million and $23.5 million, respectively. On December 15, 2025, the Company announced that the Board of Directors declared a quarterly cash dividend of $0.17 per share of the Company’s common stock to shareholders of record as of December 31, 2025. The dividend of $6.1 million was paid on January 13, 2026.

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

Income Taxes

We account for income taxes using the asset‑and‑liability method, recognizing deferred tax assets and liabilities for the future tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the periods in which the related temporary differences reverse. Our income tax provision reflects management’s judgment regarding tax positions, taxable income forecasts, and the realizability of deferred tax assets.

We assess the realizability of deferred tax assets each reporting period and record a valuation allowance when it is more likely than not that some portion will not be realized. In evaluating the need for a valuation allowance, we consider both positive and negative evidence, with greater weight given to objectively verifiable indicators such as recent earnings trends in the relevant jurisdictions, the expected timing and amount of future reversals of temporary differences, forecasts of future taxable income, and feasible tax‑planning strategies. As of December 31, 2025, our valuation allowance was approximately $26.9 million, primarily related to deferred tax assets from certain foreign operations. Changes in actual or expected operating performance—whether due to improved profitability, changes in business activity, acquisitions, or adverse economic conditions—may result in adjustments to the valuation allowance and corresponding effects on income tax expense.

Several jurisdictions in which we operate have enacted OECD/G20 Pillar Two Global Minimum Tax legislation effective January 1, 2024. The resulting impacts on our income tax provision, net income, and cash flows are reflected in our consolidated financial statements for the year ended December 31, 2025.

We also evaluate exposures related to uncertain tax positions and record reserves when required. We believe our tax positions are appropriately supported and that our reserves for uncertain tax positions are adequate. We are subject to examination by tax authorities in the United States and foreign jurisdictions, and such examinations may involve complex issues requiring judgment.

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

Goodwill is tested for impairment on an annual basis, at a minimum, and whenever events and circumstances indicate that the carrying amount may be impaired. Circumstances that may lead to impairment include unforeseen decreases in future performance or industry demand or the restructuring of our operations as a result of a change in our business strategy. We perform a qualitative assessment to determine if goodwill is potentially impaired. If the qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if we elect not to perform a qualitative assessment, then we would be required to perform a quantitative impairment test for goodwill. This process involves determining the fair values of the reporting units and comparing those fair values to the carrying values, including goodwill, of the reporting units. An impairment loss would be recognized to the extent that the carrying amount exceeds the fair value. For purposes of performing our goodwill impairment assessment, our reporting units are the same as our operating segments as defined in Note 13 to the consolidated financial statements in Part II, Item 8 of this Report. As of December 31, 2025 and 2024, we had $154.0 million of goodwill related to our Americas reporting unit and $38.1 million of goodwill related to our Asia reporting unit.

Based on our qualitative assessments of goodwill as of December 31, 2025 and 2024, we concluded that it was more likely than not that the fair value of our Americas and Asia reporting units were greater than their carrying amounts, and therefore no further testing was required.

Changes in economic and operating conditions that occur after the annual impairment analysis or an interim impairment analysis, and that impact these assumptions, may result in a future goodwill impairment charge.

Recently Enacted Accounting Principles

See Note 1 to the consolidated financial statements in Part II, Item 8 of this Report for a discussion of recently enacted accounting principles.

CONTRACTUAL OBLIGATIONS

We have certain contractual obligations that extend beyond 2025 under lease obligations and debt arrangements. Non-cancellable purchase commitments do not typically extend beyond normal lead-times of 4 to 20 weeks; however, some electronic component manufacturers in the past had lead-times in excess of 52 weeks. Most purchase orders beyond this time frame are normally cancellable; however, during the recent constrained supply chain environment some manufacturers looked to limit their liability by adding non-cancellable, non-renewable (NCNR) terms. We do not use off-balance sheet financing techniques and we have not guaranteed the obligations of any entity that is not one of our wholly owned subsidiaries.

A summary of our operating lease obligations as of December 31, 2025 can be found in Note 6 to the consolidated financial statements in Part II, Item 8 of this Report.

A summary of our long-term debt obligations as of December 31, 2025 can be found in Note 5 to the consolidated financial statements in Part II, Item 8 of this Report.

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

We transact business in various foreign countries and are subject to foreign currency fluctuation risks. We use natural hedging and forward contracts to economically hedge transactional exposure primarily associated with trade accounts receivable, other receivables and trade accounts payable that are denominated in a currency other than the functional currency of the respective operating entity. We do not use derivative financial instruments for speculative purposes. Certain forward currency exchange contracts in place as of December 31, 2025 have not been designated as accounting hedges and, therefore, changes in fair value are recorded within our consolidated statement of income in Part II, Item 8 of this Report.

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

We are also exposed to interest rate risk on borrowings under our Credit Agreement. As of December 31, 2025, we had $148.1 million outstanding on the floating rate term loan facility, and we have an interest rate swap agreement with a notional amount of $148.1 million. Under this swap agreement, we receive variable rate interest rate payments and pay fixed rate interest payments. The effect of this swap is to convert our floating rate interest expense to fixed interest rate expense. The interest rate swap is designated as a cash flow hedge.

For additional information, see Note 12 to the consolidated financial statements in Part II, Item 8 of this Report.

Item 8. Financial Statements and Supplementary Data

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
(in thousands, except par value)	2025	2024
Assets
Current assets:
Cash and cash equivalents	$322,064	$315,152
Restricted cash	336	12,875
Accounts receivable, net of allowance for doubtful accounts of $438 and $241, respectively	391,101	412,458
Contract assets	182,870	167,578
Inventories	482,544	553,654
Prepaid expenses and other current assets	69,226	44,720
Total current assets	1,448,141	1,506,437
Property, plant and equipment, net	223,784	225,097
Operating lease right-of-use assets	102,664	117,995
Goodwill	192,116	192,116
Deferred income taxes	34,936	26,664
Other long-term assets	70,074	66,135
Total assets	$2,071,715	$2,134,444
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$3,750	$6,737
Accounts payable	403,222	354,218
Advance payments from customers	115,545	143,614
Income taxes payable	7,685	22,125
Accrued liabilities	105,375	122,411
Total current liabilities	635,577	649,105
Long-term debt, net of current installments	206,826	250,457
Operating lease liabilities	98,689	108,997
Other long-term liabilities	23,307	17,598
Deferred income taxes	7,513	3,715
Total liabilities	971,912	1,029,872
Shareholders’ equity:
Preferred stock, $0.10 par value; 5,000 shares authorized, none issued	—	—
Common stock, $0.10 par value; 145,000 shares authorized; issued and outstanding – 35,669 and 35,992, respectively	3,567	3,599
Additional paid-in capital	537,048	534,945
Retained earnings	568,163	587,269
Accumulated other comprehensive loss	(8,975)	(21,241)
Total shareholders’ equity	1,099,803	1,104,572
Total liabilities and shareholders’ equity	$2,071,715	$2,134,444

See accompanying notes to the consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

	Year Ended December 31,
(in thousands, except per share data)	2025	2024	2023
Sales	$2,659,108	$2,656,105	$2,838,976
Cost of sales	2,389,044	2,386,081	2,567,906
Gross profit	270,064	270,024	271,070
Selling, general and administrative expenses	159,658	149,460	147,025
Amortization of intangible assets	4,817	4,817	5,979
Restructuring charges and other costs	29,540	6,336	8,402
Income from operations	76,049	109,411	109,664
Interest expense	(20,158)	(26,922)	(31,875)
Interest income	9,552	10,208	6,256
Other expense, net	(3,909)	(8,802)	(2,825)
Income before income taxes	61,534	83,895	81,220
Income tax expense	36,682	22,769	12,277
Net income	$24,852	$61,126	$68,943
Earnings per share:
Basic	$0.69	$1.70	$1.94
Diluted	$0.68	$1.66	$1.92
Weighted-average number of shares outstanding:
Basic	35,879	35,970	35,566
Diluted	36,300	36,759	35,973

See accompanying notes to the consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(in thousands)	2025	2024	2023
Net income	$24,852	$61,126	$68,943
Other comprehensive income (loss):
Foreign currency translation adjustments	10,334	(4,533)	2,964
Unrealized gain (loss) on derivatives, net of tax	3,741	(3,044)	(628)
Other	(1,809)	196	37
Total other comprehensive income (loss)	12,266	(7,381)	2,373
Comprehensive income	$37,118	$53,745	$71,316

See accompanying notes to the consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(in thousands)	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balances, December 31, 2022	35,164	$3,516	$519,238	$508,727	$(16,233)	$1,015,248
Net income	—	—	—	68,943	—	68,943
Other comprehensive income	—	—	—	—	2,373	2,373
Dividends declared	—	—	—	(23,673)	—	(23,673)
Stock-based compensation expense	—	—	15,286	—	—	15,286
Stock options exercised	8	1	128	—	—	129
Vesting of restricted stock units	732	73	(73)	—	—	—
Shares withheld for taxes	(240)	(24)	(5,737)	—	—	(5,761)
Balances, December 31, 2023	35,664	$3,566	$528,842	$553,997	$(13,860)	$1,072,545
Net income	—	—	—	61,126	—	61,126
Other comprehensive loss	—	—	—	—	(7,381)	(7,381)
Dividends declared	—	—	—	(24,175)	—	(24,175)
Shares repurchased and retired	(127)	(13)	(1,408)	(3,679)	—	(5,100)
Stock-based compensation expense	—	—	13,366	—	—	13,366
Stock options exercised	23	2	480	—	—	482
Vesting of restricted stock units	638	65	(64)	—	—	1
Shares withheld for taxes	(206)	(21)	(6,271)	—	—	(6,292)
Balances, December 31, 2024	35,992	$3,599	$534,945	$587,269	$(21,241)	$1,104,572
Net income	—	—	—	24,852	—	24,852
Other comprehensive income	—	—	—	—	12,266	12,266
Dividends declared	—	—	—	(24,369)	—	(24,369)
Derecognition of subsidiary equity due to divestiture	—	—	—	(622)	—	(622)
Shares repurchased and retired	(702)	(70)	(7,811)	(18,967)	—	(26,848)
Stock-based compensation expense	—	—	17,198	—	—	17,198
Stock options exercised	1	—	4	—	—	4
Vesting of restricted stock units	556	56	(56)	—	—	—
Shares withheld for taxes	(178)	(18)	(7,232)	—	—	(7,250)
Balances, December 31, 2025	35,669	$3,567	$537,048	$568,163	$(8,975)	$1,099,803

See accompanying notes to the consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2025	2024	2023
Cash flows from operating activities:
Net income	$24,852	$61,126	$68,943
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	37,433	35,911	34,368
Amortization	10,197	10,233	11,042
Stock-based compensation expense	17,198	13,366	15,286
Provision for doubtful accounts	298	671	1,321
Deferred income taxes	(5,735)	(3,810)	(13,009)
Asset impairments	11,102	—	1,075
Loss (gain) on the sale of property, plant and equipment	36	—	(101)
Gain on business divestiture	(2,657)	—	—
Changes in operating assets and liabilities:
Accounts receivable	25,667	33,953	42,050
Contract assets	(15,292)	7,401	8,634
Inventories	75,167	127,840	45,071
Prepaid expenses and other assets	(28,452)	(8,159)	(4,648)
Accounts payable	32,397	(18,283)	(35,320)
Advance payments from customers	(28,068)	(61,269)	6,946
Accrued liabilities	(13,323)	(9,858)	(13,093)
Operating leases	1,897	131	2,414
Income taxes	(18,753)	(28)	3,315
Net cash provided by operating activities	123,964	189,225	174,294
Cash flows from investing activities:
Additions to property, plant and equipment	(35,613)	(31,306)	(73,479)
Additions to capitalized purchased software	(2,931)	(1,947)	(4,260)
Cash received from business divestiture	5,056	—	—
Proceeds from the disposal of property, plant and equipment	791	2,007	649
Other, net	(1)	(1,521)	(48)
Net cash used in investing activities	(32,698)	(32,767)	(77,138)
Cash flows from financing activities:
Borrowings under credit agreement	891,094	600,000	749,500
Principal payments on credit agreement	(936,016)	(674,102)	(743,602)
Dividends paid	(24,425)	(23,913)	(23,455)
Employee taxes paid with shares withheld	(7,250)	(6,292)	(5,761)
Proceeds from stock options exercised	4	482	129
Debt issuance costs	(2,289)	—	(216)
Principal payments on finance leases	(174)	(181)	(173)
Share repurchases	(26,848)	(5,100)	—
Net cash used in financing activities	(105,904)	(109,106)	(23,578)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	9,011	(2,538)	2,205
Net (decrease) increase in cash, cash equivalents and restricted cash	(5,627)	44,814	75,783
Cash, cash equivalents and restricted cash at the beginning of the year	328,027	283,213	207,430
Cash, cash equivalents and restricted cash at the end of the year	$322,400	$328,027	$283,213

Supplemental cash flow information:
Interest paid	$19,422	$28,032	$30,551
Non-cash investing activities:
Unpaid purchases of property, plant and equipment at the end of the year	11,831	5,025	1,558
Unpaid purchases of capitalized purchased software costs at the end of the year	1,830	1,320	—

See accompanying notes to the consolidated financial statements.

BENCHMARK ELECTRONICS, INC.

Notes to the Consolidated Financial Statements

(Amounts in thousands, except per share data, unless otherwise noted)

Note 1—Summary of Significant Accounting Policies

Business

Benchmark Electronics, Inc. (Benchmark or the Company) is a Texas corporation that provides advanced manufacturing services, which include design and engineering services and technology solutions. From initial product concept to volume production, including direct order fulfillment and aftermarket services, the Company has been providing integrated services and solutions to original equipment manufacturers (OEMs) since 1979. The Company serves the following market sectors: advanced computing and communications (AC&C), aerospace and defense (A&D), industrial, medical, and semiconductor capital equipment (semi-cap). The Company has manufacturing operations located in the United States and Mexico (the Americas), Asia and Europe.

Immaterial Correction of an Error

During the fourth quarter of fiscal 2025, we identified immaterial errors related to our income tax calculation. We evaluated the effects of these errors and concluded that they were not material to any previously issued annual or interim financial statements. Accordingly, prior year amounts presented herein for 2024 have been adjusted to correct the immaterial error, which as of December 31, 2024 and for the year then ended (i) understated income tax expense by $2.2 million, income tax receivable by $2.2 million, current taxes payable by less than $0.1 million, deferred tax liabilities by $3.7 million, and (ii) overstated deferred tax assets by $7.2 million. Prior year amounts presented herein for 2023 have been adjusted to correct the immaterial error, which as of December 31, 2023 and for the year then ended (i) understated income tax receivable by $3.2 million, current taxes payable by $1.0 million, deferred tax liabilities by $2.5 million, and (ii) overstated income tax expense by $4.6 million and deferred tax assets by $6.3 million. Opening retained earnings for the period ended December 31, 2023 were overstated by $11.2 million. See Note 8 for additional information.

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and include the financial statements of Benchmark Electronics, Inc. and its wholly owned and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid debt instruments with an original maturity at the date of purchase of three months or less to be cash equivalents. Cash equivalents of $100.6 million and $144.2 million at December 31, 2025 and 2024, respectively, consisted primarily of money-market funds and time deposits with an initial term of less than three months. Restricted cash primarily represents cash received from customers to settle invoices sold under trade accounts receivable sale program purchase agreements that is contractually required to be set aside until the cash is remitted to the purchaser.

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

The following table summarizes the activity of the Company’s allowance for doubtful accounts:

(in thousands)	Balance as of the Beginning of the Year	Charges to Operations	Deductions	Balance as of the End of the Year
Year ended December 31, 2025:
Allowance for doubtful accounts (1)	$241	$298	$(101)	$438
Year ended December 31, 2024:
Allowance for doubtful accounts (1)	470	671	(900)	241
Year ended December 31, 2023:
Allowance for doubtful accounts (1)	514	1,321	(1,365)	470

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

The Company evaluates goodwill for impairment on an annual basis, during the fourth quarter, and whenever events and changes in circumstances suggest that the carrying amount may be impaired. Circumstances that may lead to the impairment of goodwill include unforeseen decreases in future performance or industry demand or the restructuring of our operations as a result of a change in our business strategy. A qualitative assessment is allowed to determine if goodwill is potentially impaired. Based on this qualitative assessment, if the Company determines that it is more likely than not that the reporting unit’s fair value is less than its carrying value, then it performs a quantitative assessment, otherwise no further analysis is required. In connection with its annual qualitative goodwill impairment assessments as of December 31, 2025 and 2024, the Company concluded that goodwill was not impaired.

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

The following table sets forth the calculation of basic and diluted earnings per share:

	Year Ended December 31,
(in thousands, except per share data)	2025	2024	2023
Net income	$24,852	$61,126	$68,943

Denominator for basic earnings per share	35,879	35,970	35,566
Incremental common shares attributable to outstanding restricted stock units	421	786	403
Incremental common shares attributable to exercise of dilutive options	—	3	4
Denominator for diluted earnings per share	36,300	36,759	35,973

Earnings per share:
Basic	$0.69	$1.70	$1.94
Diluted	$0.68	$1.66	$1.92

There were no anti-dilutive stock options excluded from the computation of diluted earnings per share in 2025, 2024 and 2023. Restricted stock units totaling less than 0.1 million common share equivalents for 2025 and 2024 were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. There were no anti-dilutive restricted stock units in 2023.

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

The Company recognizes tax benefits from uncertain tax positions only if (based on the technical merits of the position) it is more likely than not the tax positions will be sustained on examination by the tax authority. The tax benefits recognized in the financial statements from such positions are measured based on the largest amount that is more than 50% likely to be realized upon ultimate settlement. The Company recognizes interest and penalties related to unrecognized tax benefits within income tax expense.

The Company recognizes the tax impact of global intangible low-taxed income (GILTI) in U.S. taxable income as a period cost.

Stock-Based Compensation

All share-based payments to employees of the Company, including grants of employee stock options (last awarded in 2015), are recognized in the consolidated financial statements based on their grant date fair values. The total compensation costs recognized for stock-based awards were $17.2 million, $13.4 million and $15.3 million for 2025, 2024 and 2023, respectively. The future tax benefit of these stock-based awards as of the grant date was $2.5 million, $3.0 million and $3.5 million for 2025, 2024 and 2023, respectively. The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option pricing model. The fair values of restricted stock units and performance-based restricted stock units are determined based on the closing market price of the Company’s common stock on the date of grant. For performance-based restricted stock units, compensation cost is calculated taking into consideration the probability that the underlying performance goals will be achieved, which is monitored by management throughout the requisite service period. When it becomes probable, based on management's expectation of the Company's performance during the measurement period, that more or less than the previous estimate of the awarded shares will vest, an adjustment to compensation cost is recognized as a change in accounting estimate in the period the change is determined.

As of December 31, 2025, the unrecognized compensation costs and remaining weighted-average amortization periods related to stock-based awards were as follows:

(in thousands)	Time- Based Restricted Stock Units	Performance- Based Restricted Stock Units(1)
Unrecognized compensation cost	$23,424	$4,275
Remaining weighted-average amortization period	1.7 years	2.1 years

(1)
Based on the probable achievement of the performance goals identified in each award.

The total cash received as a result of stock option exercises in 2025, 2024 and 2023 was less than $0.1 million, $0.5 million and $0.1 million, respectively. The actual tax benefit realized as a result of stock option exercises and the vesting of other share-based awards during 2025, 2024 and 2023 was $3.3 million, $3.7 million and $2.7 million, respectively. For 2025, 2024 and 2023, the total intrinsic value of stock options exercised was less than $0.1 million, $0.3 million and $0.1 million, respectively.

The Company awarded performance-based restricted stock units to employees during 2025, 2024 and 2023. The number of performance-based restricted stock units that will ultimately be earned will not be determined until the end of the corresponding performance periods and may vary from as low as zero to as high as 2.5 times the target number depending on the level of achievement of certain performance goals. The level of achievement of these goals is based upon the financial results of the Company for the last full calendar year within the performance period. The performance goals consist of certain levels of achievement using the following financial metrics: revenue, operating income margin, and return on invested capital. If the performance goals are not met based on the Company’s financial results, the applicable performance-based restricted stock units will not vest and will be forfeited. Shares subject to forfeited performance-based restricted stock units will become available for issuance under the Company’s 2019 Omnibus Incentive Compensation Plan (the 2019 Plan).

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

The Company’s financial instruments include cash equivalents, accounts receivable, other receivables, accounts payable, accrued liabilities, long-term debt, interest rate swaps and foreign currency hedges. For cash equivalents, accounts receivable, other receivables, accounts payable and accrued liabilities, the Company believes that the carrying values of its financial instruments approximate the fair values because of their short-term nature. For borrowings under the credit facility in long-term debt, the Company believes that the fair value approximates the carrying value because the interest rates are variable. As of December 31, 2025, the fair value estimates for the Company's interest rate swap agreement and foreign currency hedges were based on Level 2 inputs of the fair value hierarchy. See Note 12.

Foreign Currency

For foreign subsidiaries of the Company using the local currency as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expenses are translated at average exchange rates. The effects of these translation adjustments are recognized in other comprehensive income (loss). Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in other (expense) income, net. For 2025, 2024 and 2023, the Company recognized a loss of $1.3 million, a loss of $5.2 million and a loss of $3.4 million, respectively. These amounts include the gain (loss) recognized due to forward currency exchange contracts.

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

For 2025, 2024 and 2023, the Company recognized government incentives of $2.1 million, $2.3 million and $1.7 million, respectively.

For 2025, $0.5 million was recorded to selling, general and administrative expenses, $0.4 million was recorded to cost of sales, and $0.3 million was recorded as a reduction to depreciation expense, of which the substantial majority reduced cost of sales. For 2024, $0.5 million was recorded to selling, general and administrative expenses, $0.1 million was recorded to cost of sales, and $0.1 million was recorded as a reduction to depreciation expense, of which the substantial majority reduced cost of sales. For 2023, $0.6 million was recorded to selling, general and administrative expenses and $1.1 million was recorded to cost of sales.

As of December 31, 2025 and 2024, the Company had government incentives of $2.9 million and $1.7 million, respectively, recognized in income tax receivable related to capital-related incentives.

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

New Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, Improvements to Income Tax Disclosures (Topic 740) (ASU 2023-09), which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Company adopted the guidance for the year ended December 31, 2025 on a prospective basis in Note 8. The adoption of ASU 2023-09 did not have a material impact to the Company's financial statements or financial position.

The Company has determined that other recently issued accounting standards will either not have a material impact on its consolidated financial position, results of operations or cash flows, or will not apply to its operations.

Not Yet Adopted

In December 2025, the FASB issued ASU 2025-10, Accounting for Government Grants (ASU 2025-10), which adds guidance to ASC Topic 832. It requires business entities to recognize government grants when it is probable that conditions will be met and the grant will be received. It applies to for-profit entities, requiring recognition of income-related grants systematically over related costs and asset-related grants via deferred income or net reduction methods. The guidance is effective for fiscal years beginning after December 15, 2028, and interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the guidance and its impact to the financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (ASU 2025-06), which removes references to project stages, and requires capitalization of software costs to begin when management has authorized and committed to funding the software project, and it is probable that the project will be completed and the software will be used to perform the intended function. The guidance is effective for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the guidance and its impact to the financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-03), which requires public entities to disclose specified information about certain costs and expenses. ASU 2024-03 is effective for annual periods beginning after December 15, 2026. Early adoption is permitted. The Company is currently evaluating the guidance and its impact to the financial statements.

Note 2—Inventories

Inventory costs are summarized as follows:

	December 31,	December 31,
(in thousands)	2025	2024
Raw materials	$461,134	$528,424
Work in process	17,193	18,761
Finished goods	4,217	6,469
Total inventories	$482,544	$553,654

Note 3—Property, Plant and Equipment

Property, plant and equipment consists of the following:

	December 31,
(in thousands)	2025	2024
Land	$5,867	$5,867
Buildings and building improvements	101,169	92,371
Machinery and equipment	548,937	547,658
Furniture and fixtures	12,733	13,812
Vehicles	1,290	947
Leasehold improvements	61,871	68,817
Construction in progress	16,127	10,180
Total property and equipment, at cost	747,994	739,652
Less: accumulated depreciation	(524,210)	(514,555)
Total property, plant and equipment, net	$223,784	$225,097

Note 4—Goodwill and Other Intangible Assets

Goodwill allocated to the Company’s reportable operating segments follows:

(in thousands)	Americas	Asia	Total
Goodwill as of December 31, 2025 and December 31, 2024	$154,014	$38,102	$192,116

A summary of the Company's acquired identifiable intangible assets and capitalized purchased software costs follows:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$100,176	$(81,603)	$18,573
Capitalized purchased software costs	42,105	(30,121)	11,984
Technology licenses	15,500	(15,500)	—
Trade names and trademarks	7,800	—	7,800
Other	868	(452)	416
Total intangible assets as of December 31, 2025	$166,449	$(127,676)	$38,773

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$100,041	$(76,675)	$23,366
Capitalized purchased software costs	44,316	(31,525)	12,791
Technology licenses	15,500	(15,500)	—
Trade names and trademarks	7,800	—	7,800
Other	868	(428)	440
Total intangible assets as of December 31, 2024	$168,525	$(124,128)	$44,397

During 2025, 2024 and 2023, additions to capitalized purchased software costs were $2.9 million, $1.9 million and $4.3 million, respectively.

A summary of the components of amortization expense, as presented in the consolidated statements of cash flows, follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Amortization of intangible assets	$4,817	$4,817	$5,979
Amortization of capitalized purchased software costs	4,613	4,897	4,564
Amortization of debt costs	767	519	499
Total amortization expense	$10,197	$10,233	$11,042

A summary of the future amortization expense related to the Company's intangible assets held as of December 31, 2025 for each of the next five years follows (in thousands):

Year ending December 31,	Amortization Expense
2026	$4,817
2027	4,817
2028	4,817
2029	4,218
2030	23

Note 5—Borrowing Facilities

A summary of the Company’s long-term debt outstanding follows:

	December 31,
(in thousands)	2025	2024
Revolving credit facility	$65,000	$135,000
Term loan	148,125	123,047
Less: unamortized debt issuance costs	(2,549)	(1,027)
Total long-term debt, including current installments	$210,576	$257,020

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

The Credit Agreement amended and restated in its entirety the Company’s previous $681.25 million amended and restated credit agreement, dated as of December 21, 2021, by and among the Company, the Guarantors, the lenders party thereto and Bank of America, as amended by Amendment No. 1, dated as of May 20, 2022, Amendment No. 2, dated as of February 3, 2023, and Amendment No. 3, dated as of May 1, 2023. As part of the debt refinancing transaction, the Company repatriated net distributions of $136.4 million to the United States from its operations in China and Thailand. This amount represents gross distributions of $151.6 million, less $15.2 million in withholding taxes paid in those jurisdictions. See Note 8 for further discussion about the repatriated distributions and impact on income tax expense. Such net distributions were used to reduce outstanding borrowings under the Company’s prior revolving credit facility.

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

As of December 31, 2025, the $148.1 million outstanding debt under the Credit Agreement is effectively at a fixed interest rate of 3.965% as a result of a $148.1 million notional interest rate swap contract, which is discussed in Note 12. A commitment fee of 0.15% to 0.30% per annum (based on the debt to EBITDA ratio) on the unused portion of the Revolving Credit Facility is payable quarterly in arrears.

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

The Credit Agreement contains certain financial covenants related to interest coverage and debt leverage, and certain customary affirmative and negative covenants, including restrictions on the Company’s ability to incur additional debt and liens, pay dividends, repurchase shares, sell assets and merge or consolidate with other persons. Amounts due under the Credit Agreement could be accelerated upon specified events of default, including a failure to pay amounts due, breach of a covenant, material inaccuracy of a representation, or occurrence of bankruptcy or insolvency, subject, in some cases, to cure periods. As of December 31, 2025, the Company was in compliance with all of these covenants and restrictions.

As of December 31, 2025, the Company had $148.1 million in borrowings outstanding under the Term Loan Facility, $65.0 million in borrowings outstanding under the Revolving Credit Facility and $4.4 million in letters of credit outstanding under the Revolving Credit Facility. As of December 31, 2025, the Company had $480.6 million available for future borrowings under the Revolving Credit Facility subject to compliance with financial covenants as to interest coverage and debt leverage, in addition to other debt covenant restrictions.

As of December 31, 2025, the Company's long-term debt matures as follows: $3.8 million in 2026, $3.8 million in 2027, $5.6 million in 2028, $7.5 million in 2029, and $192.5 million in 2030. The Company has no maturities after 2030.

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

The components of lease expense were as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Finance lease costs:
Amortization of right-of-use assets (included in depreciation expense)	$—	$—	$48
Interest on lease liabilities	4	12	21
Operating lease costs	21,941	22,264	19,280
Short-term lease costs	724	704	618
Variable lease costs	1,957	1,924	1,770
Total lease costs	$24,626	$24,904	$21,737

A summary of cash flow information related to leases follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$22,257	$22,018	$17,702
Operating cash flows used for finance leases	3	12	21
Financing cash flows used for finance leases	174	181	173
Right-of-use assets obtained in exchange for new operating lease liabilities	882	4,921	56,834

A summary of other information about our leases follows:

	December 31,	December 31,
(dollars in thousands)	2025	2024
Operating lease right-of-use assets	$102,664	$117,995
Finance lease liabilities, current (included in current installments of long-term debt)	$—	$174
Operating lease liabilities, current (included in accrued liabilities)	$14,042	$17,170
Operating lease liabilities, noncurrent	$98,689	$108,997
Weighted average remaining lease term – finance leases	—	0.9 yrs
Weighted average remaining lease term – operating leases	8.4 yrs	8.9 yrs
Weighted average discount rate – finance leases	—	4.8%
Weighted average discount rate – operating leases	4.6%	4.6%

A summary of the Company's future annual minimum lease payments as of December 31, 2025 follows (in thousands):

Year ending December 31,	Operating Leases
2026	$16,282
2027	15,486
2028	15,012
2029	15,193
2030 and thereafter	56,026
Total minimum lease payments	117,999
Less: imputed interest	(5,268)
Total present value of lease liabilities	$112,731

As of December 31, 2025, the Company had no significant lease commitments that had not yet commenced.

Note 7—Common Stock and Stock-Based Awards

Dividends

The Company began declaring and paying quarterly dividends during the first quarter of 2018. The Company declared dividends per share of common stock of $0.165 in 2023 and the first and second quarters of 2024, and $0.17 in the third and fourth quarters of 2024 and every quarter of 2025. During 2025, 2024 and 2023, cash dividends paid totaled $24.4 million, $23.9 million and $23.5 million, respectively. In July 2024, the Board of Directors approved a quarterly dividend increase, raising the quarterly dividend from $0.165 to $0.17 per common share. On December 15, 2025, the Company announced that the Board of Directors declared a quarterly cash dividend of $0.17 per share of the Company’s common stock to shareholders of record as of December 31, 2025. The dividend of $6.1 million was paid on January 13, 2026.

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

Share Repurchase Authorization

On February 19, 2020, the Board approved an expanded share repurchase authorization, allowing the Company to buy back another $150 million in common stock.

Share purchases may be made in the open market, in privately negotiated transactions or block transactions, at the discretion of the Company’s management and as market conditions warrant. Purchases will be funded from available cash and may be commenced, suspended or discontinued at any time without prior notice. Shares repurchased under the program are retired.

During 2025, the Company repurchased 0.7 million shares for an aggregate of $26.8 million, at an average price of $38.22 per share. During 2024, the Company repurchased 0.1 million shares for an aggregate of $5.1 million, at an average price of $40.27. The Company did not repurchase shares in 2023. As of December 31, 2025, the Company had $122.7 million remaining under share its repurchase authorization.

Stock-Based Compensation

Under the 2019 Plan, the Company, upon approval of the Human Capital and Compensation Committee of the Board of Directors, may grant stock options, restricted shares, restricted stock units (both time-based and performance-based) and certain other forms of equity awards, or any combination thereof, to any director, officer, employee or consultant (including any prospective director, officer, employee or consultant) of the Company. Stock options (which have not been awarded since 2015) are granted to employees with an exercise price equal to the market price of the Company’s common stock on the date of grant, generally vest over a three-year or four-year period from the date of grant and typically have a term of 10 years. Time-based restricted stock units granted prior to 2024 to employees generally vest over a four-year period from the date of grant and are generally subject to continued employment with the Company. Beginning in 2024, time-based restricted stock units granted to employees generally vest over a three-year period from the date of grant and are generally subject to continued employment with the Company. Performance-based restricted stock units generally vest over a three-year performance cycle, which includes the year of the grant, and are based upon the Company’s achievement of specified performance metrics. Awards under the 2019 Plan to non-employee directors have historically been in the form of restricted stock units, which vest annually, starting on the grant date. As of December 31, 2025, the Company had 1.3 million common shares available for issuance under the 2019 Plan.

The following table summarizes the activities related to the Company's stock options:

(in thousands, except per share data and years)	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	57	$21.85
Exercised	(17)	19.52
Forfeited or expired	(3)	20.11
Outstanding as of December 31, 2023	37	$23.07
Exercised	(34)	23.07
Forfeited or expired	(2)	22.99
Outstanding as of December 31, 2024	1	$23.14
Exercised	(1)	23.14
Forfeited or expired	—
Outstanding and exercisable as of December 31, 2025	—	$—	—	$—

The following table summarizes the activities related to the Company’s time-based restricted stock units:

(in thousands, except per share data)	Number of Units	Weighted- Average Grant Date Fair Value
Non-vested awards outstanding as of December 31, 2022	1,185	$26.93
Granted	724	24.13
Vested	(490)	26.92
Forfeited	(173)	25.91
Non-vested awards outstanding as of December 31, 2023	1,246	$25.43
Granted	633	31.39
Vested	(499)	25.72
Forfeited	(192)	26.82
Non-vested awards outstanding as of December 31, 2024	1,188	$28.30
Granted	475	41.81
Vested	(509)	28.85
Forfeited	(67)	31.54
Non-vested awards outstanding as of December 31, 2025	1,087	$34.14

The following table summarizes the activities related to the Company’s performance-based restricted stock units:

(in thousands, except per share data)	Number of Units	Weighted- Average Grant Date Fair Value
Non-vested awards outstanding as of December 31, 2022	545	$27.62
Granted(1)	244	25.30
Vested	(242)	28.30
Forfeited	(105)	26.98
Non-vested awards outstanding as of December 31, 2023	442	$26.12
Granted(1)	214	30.78
Vested	(139)	28.60
Forfeited	(103)	26.57
Non-vested awards outstanding as of December 31, 2024	414	$25.82
Granted(1)	141	42.21
Vested	(47)	25.97
Forfeited	(60)	25.97
Non-vested awards outstanding as of December 31, 2025	448	$32.50

(1)
Represents target number of awards that can vest based on the achievement of the performance goals.

Note 8—Income Taxes

Income tax expense (benefit) consisted of the following:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Current:
U.S. Federal	$(6,698)	$(873)	$2,989
State and local	2,482	(895)	587
Foreign	46,633	28,347	21,710
Total current taxes	42,417	26,579	25,286
Deferred:
U.S. Federal	(7,717)	(7,958)	(6,497)
State and local	(3)	205	(1,669)
Foreign	1,985	3,943	(4,843)
Total deferred taxes	(5,735)	(3,810)	(13,009)
Total income tax expense	$36,682	$22,769	$12,277

Income (loss) before income taxes consisted of the following:

	Year Ended December 31,
(in thousands)	2025	2024	2023
United States	$(57,620)	$(32,871)	$(31,534)
Foreign	119,154	116,766	112,754
Total income before income taxes	$61,534	$83,895	$81,220

Income tax expense differed from the amounts computed by applying the U.S. Federal statutory income tax rate to income (loss) before income taxes, as presented in conformity with ASU 2023-09 as follows:

	Year Ended December 31,
(in thousands)	2025
Tax at statutory rate	$12,922	21.0%
State and local income taxes, net of federal effect(1)	2,221	3.6%
Domestic federal tax effects
Cross-border tax laws
GILTI and other foreign income inclusion	9,556	15.5%
Refund relating to foreign income taxes deemed paid with repatriated distributions	(15,159)	(24.6)%
Tax credits
R&D tax credits	(2,353)	(3.8)%
Non-taxable and non-deductible items
Non-deductible officer compensation	1,136	1.9%
Changes in valuation allowances	—	—
Changes in tax laws or rates enacted in the current period	—	—
Other	(809)	(1.3)%
Foreign tax effects
China
Tax incentives	(1,629)	(2.7)%
Statutory income tax rate differential	652	1.1%
Withholding tax(2)	7,742	12.6%
Other	(239)	(0.4)%
Malaysia
Statutory income tax rate differential	1,780	2.9%
Other	(217)	(0.4)%
Mexico
Statutory income tax rate differential	(2,370)	(3.9)%
Foreign exchange	4,252	6.9%
Inflation adjustments	1,409	2.3%
Capital Gains Tax	652	1.1%
Non-deductible customs penalties	2,510	4.1%
Other non-deductible expenses	1,581	2.6%
Changes in valuation allowances	(172)	(0.3)%
Other	1,145	1.9%
Netherlands
Statutory tax rate difference	793	1.3%
Foreign exchange	835	1.4%
Other	134	0.2%
Thailand
Tax incentives	(5,947)	(9.7)%
Withholding tax(3)	10,140	16.5%
Other	1,007	1.6%
Other foreign jurisdictions	(462)	(0.8)%
Worldwide changes in unrecognized tax benefits	5,572	9.0%
Total income tax expense	$36,682	59.6%

(1) The states that contribute to the majority (greater than 50%) of the tax effect in this category include California and New Hampshire for 2025.

(2) Includes current expense of $5,019 (8.2%) for withholding tax paid on repatriated distributions during 2025 and deferred expense of $2,723 (4.4%) for withholding tax accrued on undistributed earnings.

(3) Represents current expense for withholding tax paid on repatriated distributions during 2025.

Income tax expense differed from the amounts computed by applying the U.S. Federal statutory income tax rate to income (loss) before income taxes, as presented prior to the adoption of ASU 2023-09 are as follows:

	Year Ended December 31,
(in thousands)	2024	2023
Tax at statutory rate	$17,618	$17,056
State taxes, net of federal tax effect	923	(809)
Effect of foreign operations and tax incentives	(3,110)	(11,153)
Permanent differences	(3,439)	5,818
Change in valuation allowance	7,656	(241)
Global minimum tax	1,038	—
GILTI and other foreign income inclusion	1,429	(450)
Stock-based compensation	(423)	623
Non-deductible compensation	1,370	1,883
Change in uncertain tax benefit reserve	—	370
Other	(293)	(820)
Total income tax expense	$22,769	$12,277

Certain jurisdictions in which the Company operates has enacted legislation implementing the Organization for Economic Cooperation and Development's (OECD) Pillar Two global minimum tax framework, effective for the Company beginning in 2024. The Company evaluated the impact of enacted legislation and reflected appropriate accruals in its consolidated financial statements. The impact was not material to the Company's financial statements for the year ended December 31, 2025, primarily due to withholding taxes incurred on distributions during the year. For the year-ended December 31, 2024, the Company recorded approximately $1.0 million of incremental income tax expense related to enacted Pillar Two legislation.

During 2025, 2024 and 2023, the Company repatriated $182.5 million, $55.0 million and $70.0 million, respectively, of foreign earnings to the United States. As of December 31, 2025, the Company has approximately $633.1 million in cumulative undistributed foreign earnings related to its foreign subsidiaries. These earnings would not be subject to U.S. federal income tax if distributed to the United States. A certain amount of earnings from specific foreign subsidiaries are permanently reinvested, and certain foreign earnings from other specific foreign subsidiaries are considered to be non-permanently reinvested and are available for immediate distribution to the United States. In 2025, the Company changed its assertion with respect to unremitted earnings in China after determining that current and projected cash balances in China exceeded the levels required to fund local business activities. As a result, management changed its assertion with respect to remaining unremitted earnings from China to consider them now available for distribution and has accrued $3.6 million of deferred tax liabilities in relation to these undistributed earnings in China. The Company estimates that it has approximately $10.4 million of unrecognized deferred tax liabilities related to any remaining undistributed permanently reinvested foreign earnings that have not already been subject to applicable foreign income tax or local withholding tax on distributions.

Cash paid for income taxes (net of refunds) were as follows:

Year Ended December 31,
(in thousands)	2025
US Federal	$20,121
State and local	1,877
Foreign
China	7,200
Malaysia	17,100
Thailand	13,993
Other foreign	6,225
Total Foreign	44,518
Total income taxes paid, net	$66,516

The amount of cash income taxes paid by the Company during the years ended December 31, 2024 and 2023 was $46.7 million and $37.7 million, respectively.

The tax effects of temporary differences that give rise to significant portions of the Company's deferred tax assets and liabilities were as follows:

	December 31,
(in thousands)	2025	2024
Deferred tax assets:
Inventory	$3,518	$2,509
Accruals and allowances	8,663	11,196
Stock-based compensation	2,283	2,015
Operating lease liabilities	15,358	18,547
Net operating loss carryforwards	29,147	25,726
Research and other tax credit carryforwards	7,231	5,247
Capitalized research and development	19,844	18,580
Foreign currency and derivatives	177	1,326
Interest carryforward	3,372	230
Other	—	—
Total gross deferred tax assets	89,593	85,376
Less: valuation allowance	(26,864)	(26,158)
Total net deferred assets	$62,729	$59,218
Deferred tax liabilities
Property, plant and equipment	(9,815)	(10,448)
Operating lease right-of-use assets	(13,468)	(16,540)
Intangible assets	(6,290)	(7,577)
Foreign withholding taxes	(3,621)	(898)
Revenue recognition (ASC 606)	(2,112)	(806)
Other	—	—
Total gross deferred tax liabilities	(35,306)	(36,269)
Total net deferred tax assets	$27,423	$22,949
The net deferred tax assets are classified as follows:
Long-term assets	34,936	26,664
Long-term liabilities	(7,513)	(3,715)
Total net deferred tax assets	$27,423	$22,949

All of the Company's deferred tax assets and liabilities are classified as long-term on the consolidated balance sheets as of December 31, 2025 and 2024. Deferred tax assets and liabilities are offset for each tax jurisdiction and presented as a single net long-term amount on the consolidated balance sheet.

Changes to U.S. tax law enacted on July 4, 2025, allow for immediate expensing of domestic research and experimentation expenses, accelerated depreciation on eligible capital expenditures, and other tax law changes impacting 2025 with certain changes effective in 2026. These changes are reflected in our results for the year ended December 31, 2025.

As of December 31, 2025, the Company has $27.2 million of U.S. state operating loss carryforwards expiring from 2029-2045, and $0.5 million with no expiration. Foreign operating loss carryforwards total $84.6 million expiring through 2035, plus $13.0 million with indefinite lives. Use of all loss carryforwards is limited to the income in their respective jurisdictions. The Company also has $0.5 million of state tax credits expiring beginning in 2034, $8.6 million of federal R&D credits expiring from 2039-2045, and $13.7 million of Section 163(j) interest carryforwards with no expiration.

The net change in the Company's valuation allowance for 2025, 2024 and 2023 was a $0.7 million increase, $7.7 million increase, and a $0.2 million decrease, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company maintains a partial valuation allowance of $1.5 million, on certain of its U.S. state deferred tax assets relating to operating loss and credit carryforwards, and a full valuation of $25.4 million on the Company's foreign operating loss carryforwards. For all remaining deferred tax assets, as of December 31, 2025, based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

The Company has been granted certain tax incentives, including tax holidays, for its subsidiaries in Thailand and China that expire at various dates, unless extended or otherwise renegotiated and are subject to certain conditions with which the Company expects to comply. The tax incentives in Thailand will expire on December 31, 2030. The tax incentives in China will expire on December 31, 2026. In the fourth quarter of 2024, the Company was awarded a China tax holiday retroactive to January 1, 2024 through December 31, 2026. The tax holiday reduces the statutory tax rate from 25% to 15%. The net impact of the current tax incentives was to lower income tax expense for 2025, 2024, and 2023 by approximately $7.6 million (approximately $0.21 per diluted share), $5.8 million (approximately $0.16 per diluted share) and $6.3 million (approximately $0.17 per diluted share), respectively, as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Thailand	$5,947	$4,110	$4,923
China	1,629	1,663	1,338
Total tax incentives	$7,576	$5,773	$6,261

The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the consolidated financial statements. As of December 31, 2025, the total amount of the reserve for uncertain tax benefits, including interest and penalties, was $13.9 million.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

	December 31,
(in thousands)	2025	2024	2023
Balances as of the beginning of the year	$7,286	$9,061	$9,061
Additions related to current year tax positions	5,209	—	—
Additions related to prior year tax positions	1,437	—	—
Decreases related to prior year tax positions	—	(1,775)	—
Decreases related to lapse of statutes	—	—	—
Balances as of the end of the year	$13,932	$7,286	$9,061

During 2025, there were increases of current year tax positions due to a new reserve related to foreign income taxes deemed paid with distributions and the current year federal research and development credit generated. There were also increases of prior year tax positions due to the completion of an R&D Study that resulted in an increase in the overall R&D Credit generated for prior years. During 2024, there were decreases of prior year tax positions due to settlements of tax examinations. During 2023, there were no uncertain tax position changes.

The reserves are classified as either a reduction to income tax receivable or deferred tax assets on the consolidated balance sheet because the underlying uncertain tax positions relate to amounts that would otherwise decrease tax refunds or deferred tax assets. The Company records interest expense and penalties accrued in relation to uncertain tax benefits as a component of current income tax expense. As of December 31, 2025, the Company did not have any accrued interest on unrecognized tax benefits included in the reserves.

The Company is currently under IRS examination for the 2018 tax year. Other than for 2018, tax years prior to 2022 are generally not subject to examination by the IRS. For state tax returns, the Company is generally not subject to income tax examinations for tax years prior to 2021. With respect to jurisdictions outside the U.S., the Company is generally not subject to tax examination for tax years prior to 2015.

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

Disaggregation of Revenue

The following tables provide a summary of the Company's revenue disaggregated by market sector and a reconciliation of the disaggregated revenue to the Company's revenue by reportable operating segment:

	Year Ended December 31, 2025
(in thousands)	Americas	Asia	Europe	Total
Market sector:
Semi-Cap	$180,984	$454,935	$105,310	$741,229
Industrial	110,006	348,076	116,608	574,690
Medical	267,349	163,750	52,797	483,896
A&D	419,233	26,256	68,868	514,357
AC&C	207,179	137,757	—	344,936
External revenue	1,184,751	1,130,774	343,583	2,659,108
Elimination of intersegment sales	44,688	35,983	8,963	89,634
Segment revenue	$1,229,439	$1,166,757	$352,546	$2,748,742

	Year Ended December 31, 2024
(in thousands)	Americas	Asia	Europe	Total
Market sector:
Semi-Cap	$212,466	$389,630	$121,139	$723,235
Industrial	130,280	331,222	111,769	573,271
Medical	236,070	167,617	46,996	450,683
A&D	370,486	15,468	48,014	433,968
AC&C	328,400	146,478	70	474,948
External revenue	1,277,702	1,050,415	327,988	2,656,105
Elimination of intersegment sales	52,659	40,734	11,349	104,742
Segment revenue	$1,330,361	$1,091,149	$339,337	$2,760,847

	Year Ended December 31, 2023
(in thousands)	Americas	Asia	Europe	Total
Market sector:
Semi-Cap	$262,117	$283,870	$100,305	$646,292
Industrial	127,491	345,465	123,522	596,478
Medical	329,816	182,532	44,204	556,552
A&D	304,932	29,153	27,446	361,531
AC&C	509,631	168,436	56	678,123
External revenue	1,533,987	1,009,456	295,533	2,838,976
Elimination of intersegment sales	77,796	46,482	4,302	128,580
Segment revenue	$1,611,783	$1,055,938	$299,835	$2,967,556

The timing of revenue recognition, billings and cash collections result in billed accounts receivable, contract assets and advance payments from customers. During 2025, 2024 and 2023, 88.2%, 86.8% and 87.9%, respectively, of the Company’s revenue was recognized as products and services were transferred over time.

Contract assets primarily relate to the Company’s right to consideration for work completed but not billed to the customer as of period end. Contract asset balances are transferred to trade accounts receivable when the rights become unconditional.

A summary of activity related to the Company's contract assets follows:

	Year Ended December 31,
(in thousands)	2025	2024
Balance as of the beginning of the year	$167,578	$174,979
Revenue recognized	2,347,166	2,304,221
Amounts collected or invoiced	(2,331,874)	(2,311,622)
Balance as of the end of the period	$182,870	$167,578

As of December 31, 2025 and 2024, the Company had $115.5 million and $143.6 million, respectively, in advance payments from customers. Of those amounts $97.0 million and $132.5 million, respectively, were related to both customer deposits and prepayments of inventory and $18.5 million and $11.1 million, respectively, were related to the contractual timing of payments. The advance payments are not considered a significant financing component because they are used to meet working capital demands of a contract, offset inventory risks and protect the Company from the failure of other parties to fulfill obligations under a contract.

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

Information about the Company's operating segments follows:

	Year Ended December 31, 2025
(in thousands)	Americas	Asia	Europe	Total
2025
Sales from external customers	$1,184,751	$1,130,774	$343,583	$2,659,108
Intersegment sales	44,688	35,983	8,963	89,634
	$1,229,439	$1,166,757	$352,546	$2,748,742

Reconciliation of sales
Elimination of intersegment sales				(89,634)
Sales				$2,659,108

Less:
Cost of sales	1,104,497	973,635	298,095
Selling, general and administrative expenses	29,190	15,482	9,655
Other(1)	26,240	864	71
Segment income from operations	$24,824	$140,793	$35,762	$201,379

Reconciliation of income before income taxes
Other - corporate and eliminations(2)				(125,330)
Interest expense				(20,158)
Interest income				9,552
Other expense, net				(3,909)
Income before income taxes				$61,534

(in thousands)	Americas	Asia	Europe	Total
2024
Sales from external customers	$1,277,702	$1,050,415	$327,988	$2,656,105
Intersegment sales	52,659	40,734	11,349	104,742
	$1,330,361	$1,091,149	$339,337	$2,760,847

Reconciliation of sales
Elimination of intersegment sales				(104,742)
Sales				$2,656,105

Less:
Cost of sales	1,201,073	895,842	292,115
Selling, general and administrative expenses	31,064	13,878	9,601
Other(1)	5,350	387	4
Segment income from operations	$40,215	$140,308	$26,268	$206,791

Reconciliation of income before income taxes
Other - corporate and eliminations(2)				(97,380)
Interest expense				(26,922)
Interest income				10,208
Other expense, net				(8,802)
Income before income taxes				$83,895

(in thousands)	Americas	Asia	Europe	Total
2023
Sales from external customers	$1,533,987	$1,009,456	$295,533	$2,838,976
Intersegment sales	77,796	46,482	4,302	128,580
	$1,611,783	$1,055,938	$299,835	$2,967,556

Reconciliation of sales
Elimination of intersegment sales				(128,580)
Sales				$2,838,976

Less:
Cost of sales	1,431,551	871,882	269,878
Selling, general and administrative expenses	30,905	13,096	8,108
Other(1)	8,047	199	167
Segment income from operations	$63,484	$124,279	$17,380	$205,143

Reconciliation of income before income taxes
Other - corporate and eliminations(2)				(95,479)
Interest expense				(31,875)
Interest income				6,256
Other (expense) income, net				(2,825)
Income before income taxes				$81,220

(1) Includes expenses for amortization of intangible assets and restructuring charges and other costs.

(2) Includes corporate expenses for unallocated expenses, amortization of intangible assets and restructuring charges and other costs and elimination of intersegment cost of sales.

	Year Ended December 31,
(in thousands)	2025	2024	2023
Depreciation and amortization:
Americas	$20,720	$21,136	$20,940
Asia	11,680	10,277	9,746
Europe	4,105	3,596	3,226
Corporate	11,125	11,135	11,498
Total depreciation and amortization	$47,630	$46,144	$45,410

Capital expenditures:
Americas	$10,311	$13,692	$38,627
Asia	19,252	14,049	25,286
Europe	5,991	3,585	7,098
Corporate	2,990	1,927	6,728
Total capital expenditures	$38,544	$33,253	$77,739

	December 31,	December 31,
(in thousands)	2025	2024
Assets:
Americas	$819,820	$866,595
Asia	752,962	821,252
Europe	269,728	225,872
Corporate	229,205	220,725
Total assets	$2,071,715	$2,134,444

Geographic sales information about the Company's sales is determined based on the destination of the product shipped. Long-lived assets information is determined based on the physical location of the assets and includes property, plant and equipment, net, operating lease right-of-use assets and other long-term assets, net.

A summary of the Company's geographic sales and long-lived assets follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Geographic sales:
United States	$1,416,664	$1,488,297	$1,737,144
Singapore	504,301	463,553	383,914
Other Asia	240,631	215,898	210,927
Europe	433,896	406,514	402,514
Other	63,616	81,843	104,477
Total sales	$2,659,108	$2,656,105	$2,838,976

	December 31,	December 31,
(in thousands)	2025	2024
Long-lived assets:
United States	$195,317	$215,536
Asia	101,206	89,249
Europe	41,629	39,936
Other	58,370	64,506
Total long-lived assets	$396,522	$409,227

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

Sales to the Company's ten largest customers represented 51%, 50% and 52% of our consolidated sales for 2025, 2024 and 2023, respectively.

The Company had sales to the following customer that exceeded 10% of the Company's consolidated sales:

	Year Ended December 31,
	2025	2024	2023
Applied Materials, Inc. and subsidiaries	14%	14%	12%

Sales attributable to this customer were reported in the Americas and Asia operating segments.

As of December 31, 2025 and 2024 the Company had one customer whose gross accounts receivable exceeded 10% of consolidated gross accounts receivable. This customer represented 10% and 12% of consolidated gross accounts receivable as of December 31, 2025 and 2024, respectively.

Note 11—Accounts Receivable Sale Program

As of December 31, 2025, in connection with a trade accounts receivable sale program with unaffiliated financial institutions, the Company may elect to sell, at a discount, on an ongoing basis, up to a maximum of $200.0 million of specific accounts receivable at any one time.

During 2025, 2024 and 2023, the Company sold $627.4 million, $600.0 million and $565.4 million, respectively, of accounts receivable under this program, and in exchange, the Company received cash proceeds of $623.6 million, $595.9 million and $560.9 million, respectively, net of the discount. The Company recognizes the loss on sale resulting from the discount in other (expense) income, net in its consolidated statements of income.

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

The Company utilizes forward currency exchange contracts to manage its foreign currency exposure. These instruments are designated as cash flow hedges and the changes in fair value of the derivatives are recorded in accumulated other comprehensive loss on the consolidated balance sheet until earnings are affected by the variability of the cash flows. During 2025, the Company recorded an unrealized gain of $7.3 million ($5.5 million net of tax) on the forward currency exchange contracts in other comprehensive income (loss) and transferred unrealized gains of $0.3 million to cost of sales. During 2024, the Company recorded an unrealized loss of $6.4 million ($4.8 million net of tax) on the forward currency exchange contracts in other comprehensive income (loss) and transferred unrealized gains of $0.6 million to cost of sales. During 2023, the Company recorded an unrealized gain of $2.3 million ($1.7 million net of tax) on the forward currency exchange contracts in other comprehensive income (loss) and transferred unrealized gains of $3.1 million to cost of sales. The Company also has forward currency exchange contracts in place as of December 31, 2025 that have not been designated as accounting hedges and, therefore, changes in fair value are recorded in other (expense) income, net in the consolidated statements of income.

As of December 31, 2025, the fair value estimates for the Company’s forward currency exchange contracts were based on Level 2 inputs of the fair value hierarchy, which includes obtaining directly or indirectly observable values from third parties active in the relevant markets. Inputs in the fair value of the foreign currency forward contracts include prevailing forward and spot prices for currencies. The Company enters into forward currency exchange contracts for its operations in Mexico, Europe and Asia.

The Company utilizes an interest rate swap agreement to hedge a portion of its interest rate exposure on outstanding borrowings under the Credit Agreement. The Company entered into an interest rate swap agreement on August 1, 2025 and as of December 31, 2025, the notional amount of this interest rate swap agreement was $148.1 million. Under the interest rate swap agreement, the Company receives variable rate interest payments based on the one-month SOFR rate and pays fixed rate interest payments. The fixed interest rate for the contract is 3.965%. The effect of the swap is to convert the floating rate interest expense to fixed interest rate expense. Based on the terms of the interest rate swap contract and the underlying borrowings outstanding under the Credit Agreement, the interest rate contract was determined to be highly effective, and thus qualifies and has been designated as a cash flow hedge. As such, changes in the fair value of the interest rate swap are recorded in accumulated other comprehensive loss on the consolidated balance sheet until earnings are affected by the variability of cash flows. As of December 31, 2024, the notional amount of the Company's previous interest rate swap agreement was $123 million and the fixed interest rate for the contract was 4.039%.

During 2025, the Company recorded an unrealized loss of $2.3 million ($1.8 million net of tax) on interest rate swaps in other comprehensive income (loss). During 2024, the Company recorded an unrealized gain of $2.3 million ($1.8 million net of tax) on the previous interest rate swap in other comprehensive income (loss). During 2023, the Company recorded an unrealized loss of $3.1 million ($2.3 million net of tax) on the previous interest rate swap in other comprehensive income (loss). See Note 13.

As of December 31, 2025 and 2024, the fair value estimates for the Company’s respective interest rate swap agreements were based on Level 2 inputs of the fair value hierarchy, as the Company obtained the valuation from a third party active in relevant markets. The valuation of the interest rate swap agreements is primarily measured through various pricing models and discounted cash flow analysis that incorporate observable market parameters, such as interest rate yield curves and volatility.

The fair values of the Company’s derivative instruments were as follows:

		December 31,	December 31,
(in thousands)	Balance Sheet Location	2025	2024
Derivatives designated as hedging instruments:
Forward currency exchange contracts	Other long-term assets	$3,584	$—
Forward currency exchange contracts	Other long-term liabilities	—	3,745
Interest rate swap agreement	Other long-term liabilities	2,441	114

Financial instruments that subject the Company to credit risk consist of cash and cash equivalents, restricted cash and trade accounts receivable. The Company maintains cash and cash equivalents with recognized financial institutions. One of the most significant credit risks is the ultimate realization of accounts receivable. This risk is mitigated by (i) sales generally are to well established companies, (ii) performing ongoing credit evaluation of customers, and (iii) engaging in frequent contact with customers, thus enabling management to monitor current changes in their business operations and respond accordingly. Management believes its allowance for doubtful accounts is adequate as of December 31, 2025. Concentrations of credit risk related to trade accounts receivable resulting from sales to major customers are discussed in Note 10.

Note 13—Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component were as follows:

(in thousands)	Foreign Currency Translation Adjustments	Derivative Instruments, Net of Tax	Other	Total
Balances, December 31, 2022	$(15,877)	$788	$(1,144)	$(16,233)
Other comprehensive gain (loss) before reclassifications	2,119	2,444	37	4,600
Amounts reclassified from accumulated other comprehensive loss	845	(3,072)	—	(2,227)
Total other comprehensive income (loss)	2,964	(628)	37	2,373
Balances, December 31, 2023	$(12,913)	$160	$(1,107)	$(13,860)
Other comprehensive gain (loss) before reclassifications	(4,533)	(2,459)	196	(6,796)
Amounts reclassified from accumulated other comprehensive loss	—	(585)	—	(585)
Total other comprehensive income (loss)	(4,533)	(3,044)	196	(7,381)
Balances, December 31, 2024	$(17,446)	$(2,884)	$(911)	$(21,241)
Other comprehensive gain (loss) before reclassifications	10,334	4,034	(1,270)	13,098
Amounts reclassified from accumulated other comprehensive loss	—	(293)	(539)	(832)
Total other comprehensive income (loss)	10,334	3,741	(1,809)	12,266
Balances, December 31, 2025	$(7,112)	$857	$(2,720)	$(8,975)

See Note 12 for further discussion about the Company’s derivative instruments.

Note 14—Employee Benefit Plans

The Company has defined contribution plans qualified under Section 401(k) of the Internal Revenue Code for the benefit of all its U.S. employees. The Company’s contributions to the plans are based on employee contributions and compensation. During 2025, 2024 and 2023, the Company made contributions to the U.S. plans of approximately $6.7 million, $7.0 million and $7.3 million, respectively. The Company also has defined contribution plans for certain of its international employees primarily dictated by the customs of the regions in which it operates. During 2025, 2024 and 2023 the Company made contributions to the international plans of approximately $0.3 million, $0.3 million, and $0.1 million, respectively.

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

On December 31, 2025, the Company’s subsidiaries Benchmark Electronics Phoenix, Inc. and Benchmark electronics Tijuana S. de R.L. C.V. (“Claimants”) commenced an arbitration action against CommScope Holding Company, Inc., CommScope, Inc., CommScope, LLC, ARRIS Technology, Inc. and their affiliated entities (“Respondents”). The Claimants contend that Respondents are liable for excess and obsolete inventory for electronic components procured at Respondents’ request and for their benefit under the parties’ manufacturing services agreement. Efforts to settle the dispute amicably were unsuccessful and demand was made for payment for the excess and obsolete inventory the Claimants procured on Respondents’ behalf, plus carrying charges, prejudgment and post judgment interest, interim, preliminary or provisional remedies, declaratory relief, and costs. Respondents filed their answer and a counterclaim for breach of contract on January 14, 2026 and Claimants filed a motion to dismiss Respondents’ counterclaim on February 2, 2026. This dispute is in its initial legal stages. No discovery has been conducted, and thus the nature and extent of any potential recoveries, counterclaims, defenses or set offs are unknown at this time. While the Company is unable to provide any assurances as to the ultimate outcome of this matter, the Claimants intend to vigorously prosecute their claims against the Respondents.

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

During 2025, 2024 and 2023, the Company recognized $7.4 million, $6.3 million and $7.3 million of restructuring charges. In 2025, these charges primarily related to closures of our site in Fremont, California and our old facility in Guadalajara, Mexico in the Americas, the exit of a business in the Americas, and other smaller activities involving capacity reductions and reductions in workforce in certain facilities across various regions. Fremont, California operations ceased during the third quarter of 2025 and all restructuring activity was fully complete as of December 31, 2025 upon the disposition of the facility. Operations at our new facility in Guadalajara, Mexico commenced in 2024 with customer programs continuing to transition into 2025. Operations at our old facility in Guadalajara, Mexico operations ceased during the third quarter of 2025 and all restructuring activity is expected to be fully complete in 2026. Additionally, the Company agreed to an $11.0 million settlement related to an indirect tax assessment in the Americas for the year ended December 31, 2025. See Note 15 for further information on the tax assessment.

In 2024, these changes primarily related to capacity and workforce reductions at its sites in the Americas. In 2023, these charges primarily related to the previously announced closure of its site in Moorpark, California in the Americas, and other smaller activities involving capacity reductions and reductions in workforce in certain facilities across various regions. Moorpark, California operations ceased as of March 31, 2023 with restructuring activity substantially complete by the end 2023.

Accrued restructuring costs are included in accrued liabilities on the consolidated balance sheet.

The following table summarizes the 2025 activity in accrued restructuring costs:

(in thousands)	Balances as of December 31, 2024	Restructuring Charges	Cash Payments	Non-Cash Activity	Balances as of December 31, 2025
Severance costs	$209	$6,126	$(4,760)	$—	$1,575
Lease facility costs	—	1,723	(1,723)	—	—
Other exit costs	—	(406)	406	—	—
Total accrued restructuring costs	$209	$7,443	$(6,077)	$—	$1,575

The components of restructuring charges during 2025 were as follows:

	Year Ended December 31, 2025
(in thousands)	Americas	Asia	Europe	Total
Severance costs	$5,520	$437	$169	$6,126
Lease facility costs	1,723	—	—	1,723
Other exit costs	(406)	—	—	(406)
Total restructuring charges	$6,837	$437	$169	$7,443

The following table summarizes the 2024 activity in accrued restructuring costs:

(in thousands)	Balances as of December 31, 2023	Restructuring Charges	Cash Payments	Non-Cash Activity	Balances as of December 31, 2024
Severance costs	$35	$4,844	$(4,670)	$—	$209
Lease facility costs	9	(9)	—	—	—
Other exit costs	81	1,501	(1,582)	—	—
Total accrued restructuring costs	$125	$6,336	$(6,252)	$—	$209

The components of restructuring charges during 2024 were as follows:

	Year Ended December 31, 2024
(in thousands)	Americas	Asia	Europe	Total
Severance costs	$4,473	$371	$—	$4,844
Lease facility costs	—	(9)	—	(9)
Other exit costs	1,501	—	—	1,501
Total restructuring charges	$5,974	$362	$—	$6,336

The following table summarizes the 2023 activity in accrued restructuring costs:

(in thousands)	Balances as of December 31, 2022	Restructuring Charges	Cash Payments	Non-Cash Activity	Balances as of December 31, 2023
Severance costs	$3,683	$4,508	$(8,156)	$—	$35
Lease facility costs	17	176	(184)	—	9
Other exit costs	81	2,643	(2,643)	—	81
Total accrued restructuring costs	$3,781	$7,327	$(10,983)	$—	$125

The components of restructuring charges during 2023 were as follows:

	Year Ended December 31, 2023
(in thousands)	Americas	Asia	Europe	Total
Severance costs	$4,226	$—	$282	$4,508
Lease facility costs	176	—	—	176
Other exit costs	2,640	—	3	2,643
Total restructuring charges	$7,042	$—	$285	$7,327

During the year ended December 31, 2025, the Company identified an impairment triggering event related the performance of a manufacturing site in the Americas. In connection with that analysis, the Company assessed the facility and equipment assets used in that manufacturing site using valuation information from third parties and recorded $11.1 million of impairment charges as a result of that assessment. The asset impairment charges are included in the restructuring charges and other costs line item on the consolidated statements of income as of December 31, 2025.

During the year ended December 31, 2023, the Company made the decision to no longer continue certain manufacturing capabilities in the Americas. In connection with that decision, the Company assessed the facility and equipment assets used in those manufacturing capabilities and recorded $1.1 million of impairment charges as a result of that assessment. The asset impairment charges are included in restructuring charges and other costs in the consolidated statement of income for 2023.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Benchmark Electronics, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Benchmark Electronics, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Evaluation of income tax expense

As discussed in Notes 1 and 8 to the consolidated financial statements, the Company has recorded income tax expense of $36.7 million for the year ended December 31, 2025. The Company serves international markets and is subject to income taxes in the United States and foreign jurisdictions, which affect the Company’s income tax expense. Income tax expense is an estimate based on the Company’s understanding of current enacted tax laws and tax rates of each tax jurisdiction.

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

February 23, 2026

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included in Part II, Item 8 of this Report.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2025, there has been no change in the Company’s internal control over financial reporting that occurred that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management recognizes that any disclosure controls and procedures and internal control over financial reporting, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in designing such control systems, evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in a cost-effective control system, misstatements may occur and not be detected.

Item 9B. Other Information

Insider Trading Arrangement Adoptions and Modifications

During the three months ended December 31, 2025, no director or officer adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," each defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item can be found in the Company’s Proxy Statement for the 2026 Annual Meeting of Shareholders (the 2026 Proxy Statement) to be filed with the SEC not later than 120 days after the end of the Company’s fiscal year ended December 31, 2025 and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item can be found in the 2026 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information relating to our equity compensation plans as of December 31, 2025:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	1,535,137	$—	1,327,772
Equity compensation plans not approved by security holders	—	—	—
Total	1,535,137	—	1,327,772

The number of securities in the table above includes 1,535,137 restricted stock units and performance-based restricted stock units.

Additional information required by this item can be found in the 2026 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item can be found in the 2026 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Our independent registered public accounting firm is KPMG LLP, Phoenix, Arizona, Auditor Firm ID: 185. The information required by this item can be found in the 2026 Proxy Statement and is incorporated herein by reference.

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

(b) Exhibits

The list of exhibits filed with this Report is set forth in the Exhibit Index immediately below and is incorporated herein by reference.

BENCHMARK ELECTRONICS, INC.

Exhibit Index

Exhibit No.	Exhibit Description

2.1	Purchase Agreement dated October 20, 2015 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated November 12, 2015 (Commission file number 1-10560))

3.1	Restated Articles of Incorporation dated May 17, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 17, 2016) (Commission file number 1-10560)

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

10.16 (4)

Amended and Restated Credit Agreement, dated December 21, 2021, by and among Benchmark Electronics, Inc., certain of its subsidiaries, the lenders party thereto and Bank of America, N.A. as Administrative Agent, Swingline Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Company's Current Report of Form 8-dated December 28, 2021 (Commission file number 1-10560))

10.16.1 (4)

Amendment No. 1 to Amended and Restated Credit Agreement, dated May 20, 2022, by and among Benchmark Electronics, Inc., certain of its subsidiaries, the lenders party thereto and Bank of America, N.A. as Administrative Agent, Swingline Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 24, 2022 (Commission file number 1-10560))

10.16.2

Amendment No. 2 to Amended and Restated Credit Agreement, dated February 3, 2023, by and among Benchmark Electronics, Inc., certain of its subsidiaries, the lenders party thereto and Bank of America, N.A. as Administrative Agent, Swingline Lender and L/C Issuer (incorporated by reference to Exhibit 10.16.2 to the Company’s Annual Report on Form 10-K for year ended December 31, 2022 (Commission file number 1-10560))

10.16.3 (4)

Amendment No. 3 to Amended and Restated Credit Agreement, dated May 1, 2023, by and among Benchmark Electronics, Inc., certain of its subsidiaries, the lenders party thereto and Bank of America, N.A. as Administrative Agent, Swingline Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Company's Current Report of Form 8-K dated May 3, 2023 (Commission file number 1-10560)

10.16.4 (4)

Second Amended and Restated Credit Agreement, dated June 27, 2025, by and among Benchmark Electronics, Inc., certain of its subsidiaries, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Swingline Lender and an L/C Issuer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 30, 2025 (Commission file number 1-10560))

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

10.24 (1)

Transition Agreement, dated September 2, 2025, by and between Benchmark Electronics, Inc. and Jeffrey W. Benck (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 2, 2025 (Commission file number 1-10560))

14.1	Code of Conduct (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (Commission file number 1-10560))

19.1 (2)	Benchmark Electronics, Inc. Securities Trading Policy

21.1 (2)	Subsidiaries of Benchmark Electronics, Inc.

Exhibit No.	Exhibit Description
23.1 (2)	Consent of Independent Registered Public Accounting Firm

31.1 (2)	Section 302 Certification of Chief Executive Officer

31.2 (2)	Section 302 Certification of Chief Financial Officer

32.1 (3)	Section 1350 Certification of Chief Executive Officer

32.2 (3)	Section 1350 Certification of Chief Financial Officer

97.1 (2)	Benchmark Electronics, Inc. Clawback Policy

101.INS (2)	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH (2)	Inline XBRL Taxonomy Extension Schema Document

104 (2)	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101

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

BENCHMARK ELECTRONICS, INC.
By:	/s/ Jeffrey W. Benck
Jeffrey W. Benck
Chief Executive Officer
Date:	February 23, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Name	Position	Date

/s/ David W. Scheible	Chairman of the Board	February 23, 2026
David W. Scheible

/s/ Jeffrey W. Benck	Chief Executive Officer and Director	February 23, 2026
Jeffrey W. Benck	(principal executive officer)

/s/ Bryan R. Schumaker	Chief Financial Officer	February 23, 2026
Bryan R. Schumaker	(principal financial officer)

/s/ Douglas M. Britt	Director	February 23, 2026
Douglas M. Britt

/s/ Glynis A. Bryan	Director	February 23, 2026
Glynis A. Bryan

/s/ Anne De Greef-Safft	Director	February 23, 2026
Anne De Greef-Safft

/s/ Kenneth T. Lamneck	Director	February 23, 2026
Kenneth T. Lamneck

/s/ Michael D. Slessor	Director	February 23, 2026
Michael D. Slessor

/s/ Charles M. Swoboda	Director	February 23, 2026
Charles M. Swoboda

/s/ Lynn A. Wentworth	Director	February 23, 2026
Lynn A. Wentworth