Form 10-Q
period 2026-03-31
BENCHMARK ELECTRONICS INC
filed 2026-04-30
CIK 863436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

Yes ☐ No ☑

As of April 27, 2026, there were 35,877,036 shares of common stock of Benchmark Electronics, Inc., par value $0.10 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
(in thousands, except par value)	2026	2025
Assets
Current assets:
Cash and cash equivalents	$324,908	$322,064
Restricted cash	333	336
Accounts receivable, net of allowance for doubtful accounts of $438	375,902	391,101
Contract assets	190,934	182,870
Inventories	507,447	482,544
Prepaid expenses and other current assets	60,461	69,226
Total current assets	1,459,985	1,448,141
Property, plant and equipment, net	235,086	223,784
Operating lease right-of-use assets	104,725	102,664
Goodwill	192,116	192,116
Deferred income taxes	35,508	34,936
Other long-term assets	68,773	70,074
Total assets	$2,096,193	$2,071,715
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$3,750	$3,750
Accounts payable	451,146	403,222
Advance payments from customers	110,966	115,545
Income taxes payable	6,077	7,685
Accrued liabilities	97,282	105,375
Total current liabilities	669,221	635,577
Long-term debt, net of current installments	201,030	206,826
Operating lease liabilities	99,546	98,689
Other long-term liabilities	22,308	23,307
Deferred income taxes	7,587	7,513
Total liabilities	999,692	971,912
Shareholders’ equity:
Preferred stock, $0.10 par value; 5,000 shares authorized, none issued	—	—
Common stock, $0.10 par value; 145,000 shares authorized; issued and outstanding – 35,879 and 35,669, respectively	3,588	3,567
Additional paid-in capital	533,114	537,048
Retained earnings	570,499	568,163
Accumulated other comprehensive loss	(10,700)	(8,975)
Total shareholders’ equity	1,096,501	1,099,803
Total liabilities and shareholders’ equity	$2,096,193	$2,071,715

See the accompanying notes to the unaudited condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2026	2025
Sales	$677,280	$631,764
Cost of sales	608,046	568,584
Gross profit	69,234	63,180
Selling, general and administrative expenses	42,409	38,800
Amortization of intangible assets	1,204	1,204
Restructuring charges and other costs	3,747	11,417
Income from operations	21,874	11,759
Interest expense	(3,649)	(5,295)
Interest income	1,900	2,732
Other expense, net	(1,703)	(802)
Income before income taxes	18,422	8,394
Income tax expense	5,399	4,750
Net income	$13,023	$3,644
Earnings per share:
Basic	$0.36	$0.10
Diluted	$0.36	$0.10
Weighted-average number of shares outstanding:
Basic	35,766	36,052
Diluted	36,276	36,605

See the accompanying notes to the unaudited condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended March 31,
(in thousands)	2026	2025
Net income	$13,023	$3,644
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,019)	3,230
Unrealized gain on derivatives, net of tax	212	832
Other	82	80
Total other comprehensive (loss) income	(1,725)	4,142
Comprehensive income	$11,298	$7,786

See the accompanying notes to the unaudited condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(unaudited)

(in thousands)	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balances, December 31, 2025	35,669	$3,567	$537,048	$568,163	$(8,975)	$1,099,803
Net income	—	—	—	13,023	—	13,023
Other comprehensive loss	—	—	—	—	(1,725)	(1,725)
Dividends declared	—	—	—	(6,101)	—	(6,101)
Shares repurchased and retired	(108)	(11)	(1,202)	(4,586)	—	(5,799)
Stock-based compensation expense	—	—	5,401	—	—	5,401
Vesting of restricted stock units	457	46	(46)	—	—	—
Shares withheld for taxes	(139)	(14)	(8,087)	—	—	(8,101)
Balances, March 31, 2026	35,879	$3,588	$533,114	$570,499	$(10,700)	$1,096,501

Balances, December 31, 2024	35,992	$3,599	$534,945	$596,010	$(21,241)	$1,113,313
Net income	—	—	—	3,644	—	3,644
Other comprehensive income	—	—	—	—	4,142	4,142
Dividends declared	—	—	—	(6,136)	—	(6,136)
Shares repurchased and retired	(202)	(20)	(2,252)	(5,724)	—	(7,996)
Stock-based compensation expense	—	—	4,397	—	—	4,397
Stock options exercised	1	—	4	—	—	4
Vesting of restricted stock units	468	47	(47)	—	—	—
Shares withheld for taxes	(163)	(16)	(6,654)	—	—	(6,670)
Balances, March 31, 2025	36,096	$3,610	$530,393	$587,794	$(17,099)	$1,104,698

See the accompanying notes to the unaudited condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
(in thousands)	2026	2025
Cash flows from operating activities:
Net income	$13,023	$3,644
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	9,384	9,162
Amortization	2,518	2,606
Stock-based compensation expense	5,401	4,397
Deferred income taxes	(668)	(1,594)
Gain on assets held for sale	(399)	—
(Gain) loss on the sale of property, plant and equipment	(31)	132
Changes in operating assets and liabilities:
Accounts receivable	14,170	39,870
Contract assets	(8,064)	(4,410)
Inventories	(25,558)	(5,182)
Prepaid expenses and other assets	6,375	(613)
Accounts payable	42,323	24,194
Advance payments from customers	(4,579)	(15,755)
Accrued liabilities	(8,399)	(26,254)
Operating leases	(26)	644
Income taxes	1,558	662
Net cash provided by operating activities	47,028	31,503
Cash flows from investing activities:
Additions to property, plant and equipment	(16,016)	(3,395)
Additions to capitalized purchased software	(2,254)	(761)
Proceeds from the sale of assets held for sale	2,260	—
Proceeds from the disposal of property, plant and equipment	31	50
Other, net	(119)	—
Net cash used in investing activities	(16,098)	(4,106)
Cash flows from financing activities:
Borrowings under credit agreement	113,000	175,000
Principal payments on credit agreement	(118,938)	(156,641)
Dividends paid	(6,062)	(6,119)
Employee taxes paid with shares withheld	(8,101)	(6,670)
Proceeds from stock options exercised	—	4
Principal payments on finance leases	—	(47)
Share repurchases	(5,799)	(7,996)
Net cash used in financing activities	(25,900)	(2,469)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,189)	2,385
Net increase in cash, cash equivalents and restricted cash	2,841	27,313
Cash, cash equivalents and restricted cash at the beginning of the year	322,400	328,027
Cash, cash equivalents and restricted cash at the end of the period	$325,241	$355,340

Supplemental cash flow information:
Income taxes paid, net	$4,478	$5,680
Interest paid	$3,494	$5,030
Non-cash investing activities:
Unpaid purchases of property, plant and equipment at the end of the period	4,895	10,371
Unpaid purchases of capitalized purchased software costs at the end of the period	1,293	526

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

The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC) relating to interim financial statements. The condensed consolidated financial statements reflect all normal and recurring adjustments necessary in the opinion of management for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2025 (the 2025 10-K).

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

Note 2 – New Accounting Pronouncements

In December 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2025-10, Accounting for Government Grants (ASU 2025-10), which adds guidance to Accounting Standards Codification (ASC) Topic 832. It requires business entities to recognize government grants when it is probable that conditions will be met and the grant will be received. It applies to for-profit entities, requiring recognition of income-related grants systematically over related costs and asset-related grants via deferred income or net reduction methods. The guidance is effective for fiscal years beginning after December 15, 2028, and interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the guidance and its impact to the financial statements.

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

Note 3 – Inventories

Inventory costs are summarized as follows:

	March 31,	December 31,
(in thousands)	2026	2025
Raw materials	$485,778	$461,134
Work in process	18,942	17,193
Finished goods	2,727	4,217
Total inventories	$507,447	$482,544

Note 4 – Goodwill and Other Intangible Assets

Goodwill allocated to the Company’s reportable operating segments follows:

(in thousands)	Americas	Asia	Total
Goodwill as of March 31, 2026 and December 31, 2025	$154,014	$38,102	$192,116

A summary of the Company’s acquired identifiable intangible assets and capitalized purchased software costs follows:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$100,162	$(82,778)	$17,384
Capitalized purchased software costs	43,529	(31,293)	12,236
Technology licenses	15,500	(15,500)	—
Trade names and trademarks	7,800	—	7,800
Other	868	(457)	411
Total intangible assets as of March 31, 2026	$167,859	$(130,028)	$37,831

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$100,176	$(81,603)	$18,573
Capitalized purchased software costs	42,105	(30,121)	11,984
Technology licenses	15,500	(15,500)	—
Trade names and trademarks	7,800	—	7,800
Other	868	(452)	416
Total intangible assets as of December 31, 2025	$166,449	$(127,676)	$38,773

A summary of the components of amortization expense, as presented in the consolidated statements of cash flows, follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Amortization of intangible assets	$1,204	$1,204
Amortization of capitalized purchased software costs	1,173	1,272
Amortization of debt costs	141	130
Total amortization expense	$2,518	$2,606

A summary of the future amortization expense related to the Company’s intangible assets held as of March 31, 2026 for each of the next five years follows (in thousands):

Year ending December 31,	Amortization Expense
Remaining 9 months of 2026	$3,613
2027	4,817
2028	4,817
2029	4,218
2030	33

Note 5 – Borrowing Facilities

Long-term debt consists of the following:

	March 31,	December 31,
(in thousands)	2026	2025
Revolving credit facility	$60,000	$65,000
Term loan	147,188	148,125
Less: unamortized debt issuance costs	(2,408)	(2,549)
Total long-term debt, including current installments	$204,780	$210,576

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

The Credit Agreement amended and restated in its entirety the Company’s previous $681.25 million amended and restated credit agreement, dated as of December 21, 2021, by and among the Company, the Guarantors, the lenders party thereto and Bank of America, as amended by Amendment No. 1, dated as of May 20, 2022, Amendment No. 2, dated as of February 3, 2023, and Amendment No. 3, dated as of May 1, 2023. As part of the debt refinancing transaction, the Company repatriated net dividends of $136.4 million to the United States from its operations in China and Thailand during the quarter ended June 30, 2025. This amount represented gross dividends of $151.6 million, less $15.2 million in withholding taxes paid in those jurisdictions. Such net dividends were used to reduce outstanding borrowings under the Company’s prior revolving credit facility.

The Credit Agreement includes an accordion feature pursuant to which the Company is permitted to add one or more incremental term loans and/or increase commitments under the Revolving Credit Facility in an aggregate amount not exceeding $175 million, subject to the satisfaction of certain conditions and exceptions.

The Revolving Credit Facility is available for general corporate purposes. Principal under the Term Loan Facility amortizes in equal quarterly installments of 0.625% of the initial aggregate term loan advances, beginning on September 30, 2025, through June 30, 2028. Thereafter, quarterly installments will increase to 1.25% of the initial aggregate term loan advances, continuing until the maturity date.

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

As of March 31, 2026, a portion of the $147.2 million outstanding debt under the Credit Agreement is effectively at a fixed interest rate of 3.965%, plus credit spread, resulting from a $147.2 million notional interest rate swap contract, which is discussed in Note 13. A commitment fee of 0.15% to 0.30% per annum (based on the debt to EBITDA ratio) on the unused portion of the Revolving Credit Facility is payable quarterly in arrears.

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

The Credit Agreement contains certain financial covenants related to interest coverage and debt leverage, and certain customary affirmative and negative covenants, including restrictions on the Company’s ability to incur additional debt and liens, pay dividends, repurchase shares, sell assets and merge or consolidate with other persons. Amounts due under the Credit Agreement may be accelerated upon customary specified events of default, including a failure to pay amounts due, breach of a covenant, material inaccuracy of a representation, or occurrence of bankruptcy or insolvency, subject, in some cases, to cure periods. As of March 31, 2026, the Company was in compliance with all of these covenants and restrictions.

As of March 31, 2026, the Company had $147.2 million in borrowings outstanding under the Term Loan Facility, $60.0 million in borrowings outstanding under the Revolving Credit Facility, and $4.0 million in letters of credit outstanding under the Revolving Credit Facility. As of March 31, 2026, the Company had $486.0 million available for future borrowings under the Revolving Credit Facility subject to compliance with financial covenants as to interest coverage and debt leverage, in addition to other debt covenant restrictions.

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

The components of lease expense were as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Finance lease costs:
Interest on lease liabilities	—	2
Operating lease costs	5,022	6,057
Short-term lease costs	212	135
Variable lease costs	610	493
Total lease costs	$5,844	$6,687

A summary of cash flow information related to leases follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$4,954	$5,781
Operating cash flows used for finance leases	—	2
Financing cash flows used for finance leases	—	47
Right-of-use assets obtained in exchange for new operating lease liabilities	6,061	255

A summary of other information about the Company’s leases follows:

	March 31,	December 31,
(dollars in thousands)	2026	2025
Operating lease right-of-use assets	$104,725	$102,664
Operating lease liabilities, current (included in accrued liabilities)	$14,938	$14,042
Operating lease liabilities, noncurrent	$99,546	$98,689
Weighted average remaining lease term – operating leases	8.0 yrs	8.4 yrs
Weighted average discount rate – operating leases	4.7%	4.6%

A summary of the Company's future annual minimum lease payments as of March 31, 2026 follows (in thousands):

Year ending December 31,	Operating Leases
Remaining 9 months of 2026	$14,758
2027	17,847
2028	17,034
2029	15,941
2030 and thereafter	71,964
Total minimum lease payments	137,544
Less: imputed interest	(23,060)
Total present value of lease liabilities	$114,484

Note 7 – Common Stock and Stock-Based Awards

Dividends

For both the three months ended March 31, 2026 and 2025, cash dividends paid totaled $6.1 million.

On March 16, 2026, the Company declared a quarterly cash dividend of $0.17 per share of the Company’s common stock to shareholders of record as of March 31, 2026. The dividend was paid on April 10, 2026.

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

The Company repurchased 0.1 million shares during the three months ended March 31, 2026 for an aggregate of $5.8 million, at an average price of $53.67. As of March 31, 2026, the Company had $116.9 million remaining under share repurchase authorizations.

Stock-Based Compensation

Under the 2019 Omnibus Incentive Compensation Plan (as amended, the 2019 Plan), the Company, upon approval of the Compensation Committee of the Board of Directors, may grant stock options, restricted shares, restricted stock units (both time-based and performance-based) and certain other forms of equity awards, or any combination thereof, to any director, officer, employee or consultant (including any prospective director, officer, employee or consultant) of the Company. Stock options (which have not been awarded since 2015) are granted to employees with an exercise price equal to the market price of the Company’s common stock on the date of grant, generally vest over a four-year period from the date of grant and typically have a term of 10 years. Time-based restricted stock units granted to employees generally vest over a three-year or four-year period from the date of grant and are subject to continued employment with the Company. Performance-based restricted stock units generally vest over a three-year performance cycle, which includes the year of the grant, and are based upon the Company’s achievement of specified performance metrics. Awards under the 2019 Plan to non-employee directors have historically been in the form of restricted stock units, which vest annually starting on the grant date. As of March 31, 2026, the Company had 0.9 million common shares available for issuance under the 2019 Plan.

All share-based payments to employees of the Company, including grants of employee stock options (last awarded in 2015), are recognized in the consolidated financial statements based on their grant date fair values. The total compensation costs recognized for stock-based awards were $5.4 million and $4.4 million for the three months ended March 31, 2026 and 2025, respectively. The future tax benefit of these stock-based awards as of the grant date was $0.8 million and $0.4 million for the three months ended March 31, 2026 and 2025, respectively. The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option pricing model. The fair values of restricted stock units and performance-based restricted stock units are determined based on the closing market price of the Company’s common stock on the date of grant. For performance-based restricted stock units, compensation cost is calculated taking into consideration the probability that the underlying performance goals will be achieved, which is monitored by management throughout the requisite service period. When it becomes probable, based on management’s expectation of the Company’s performance during the measurement period, that more or less than the previous estimate of the awarded shares will vest, an adjustment to compensation cost is recognized as a change in accounting estimate in the period the change is determined.

As of March 31, 2026, the unrecognized compensation costs and remaining weighted-average amortization periods related to stock-based awards were as follows:

(in thousands)	Time- Based Restricted Stock Units	Performance- Based Restricted Stock Units(1)
Unrecognized compensation cost	$36,752	$8,198
Remaining weighted-average amortization period	2.2 years	2.5 years

(1) Based on the probable achievement of the performance goals identified in each award.

For the three months ended March 31, 2026, no stock options were exercised. The actual tax benefit realized as a result of vesting of share-based awards for the three months ended March 31, 2026 and 2025 were $3.7 million and $2.2 million, respectively. For the three months ended March 31, 2025, the total intrinsic value of stock options exercised was less than $0.1 million.

For performance-based restricted stock units granted during the three months ended March 31, 2026 and 2025, the number of performance-based restricted stock units that will ultimately be earned will not be determined until the end of the respective performance periods, and may vary from as low as zero to as high as 2 times the target number depending on the level of achievement of certain performance goals. The level of achievement of these goals is based upon the financial results of the Company for the last full calendar year within the performance period. The performance goals consist of certain levels of achievement using the following financial metrics: for the performance-based restricted stock units granted during the three months ended March 31, 2026, revenue and earnings per share, and for the performance-based restricted stock units granted during the three months ended March 31, 2025, revenue, operating income margin, and operating cash flow. If the performance goals are not met based on the Company’s financial results, the applicable performance-based restricted stock units will not vest and will be forfeited. Shares subject to forfeited performance-based restricted stock units will be available for re-issuance under the 2019 Plan.

The following table summarizes the activities related to the Company’s time-based restricted stock units:

(in thousands, except per share data)	Number of Units	Weighted- Average Grant Date Fair Value
Non-vested awards outstanding as of December 31, 2025	1,087	$34.14
Granted	338	58.30
Vested	(457)	31.35
Forfeited	(19)	37.13
Non-vested awards outstanding as of March 31, 2026	949	$44.00

The following table summarizes the activities related to the Company’s performance-based restricted stock units:

(in thousands, except per share data)	Number of Units	Weighted- Average Grant Date Fair Value
Non-vested awards outstanding as of December 31, 2025	448	$32.50
Granted(1)	94	58.05
Vested	—	—
Forfeited	(26)	30.66
Non-vested awards outstanding as of March 31, 2026	516	37.26

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

The following table sets forth the calculation of the Company’s basic and diluted earnings per share:

	Three Months Ended March 31,
(in thousands, except per share data)	2026	2025
Net income	$13,023	$3,644

Denominator for basic earnings per share	35,766	36,052
Incremental common shares attributable to outstanding restricted stock units	510	553
Denominator for diluted earnings per share	36,276	36,605

Earnings per share:
Basic	$0.36	$0.10
Diluted	$0.36	$0.10

Restricted stock units totaling less than 0.1 million common shares for both the three months ended March 31, 2026 and 2025 were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

Note 9 – Income Taxes

Income tax expense consists of the following:

	Three Months Ended March 31,
(in thousands)	2026	2025
Income before income taxes	$18,422	$8,394
Income tax expense	$5,399	$4,750
Effective tax rate	29.3%	56.6%

The Company’s effective income tax rate was 29.3% and 56.6% for the three months ended March 31, 2026 and 2025, respectively, compared to the 21% U.S. federal statutory rate. The higher effective tax rates were primarily driven by losses in certain jurisdictions for which no tax benefit was recognized, the mix of profits in the Company's various jurisdictions, and the impact of the Organisation for Economic Co-operation and Development (“OECD”) Pillar Two Global Minimum Tax. Losses in jurisdictions for which no tax benefit could be recognized were higher in the three months ended March 31, 2025, primarily due to the settlement of an indirect tax assessment recorded during the period. These impacts were partially offset by tax incentives available in certain foreign jurisdictions.

The Company has been granted certain tax incentives, including tax holidays, for its subsidiaries in Thailand and China. These incentives expire at various dates, unless extended or otherwise renegotiated, and are subject to certain conditions with which the Company expects to comply. Tax incentives in Thailand expire at various dates through December 31, 2030. In the fourth quarter of 2024, the Company was awarded a China tax holiday retroactive to January 1, 2024 through December 31, 2026, which reduces the statutory tax rate from 25% to 15%. The net impact of these tax incentives reduced foreign income tax expense by approximately $1.2 million (approximately $0.03 per diluted share) and $1.5 million (approximately $0.04 per diluted share) for the three months ended March 31, 2026 and 2025, respectively.

A summary of the Company’s tax incentives follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Thailand	$877	$1,087
China	278	458
Total tax incentives	$1,155	$1,545

Determining the consolidated income tax expense, income tax liabilities and deferred tax assets and liabilities involves judgment. The Company calculates and provides for income taxes in each of the tax jurisdictions in which it operates, which requires estimating current tax exposures and making judgments regarding the recoverability of deferred tax assets in each jurisdiction. Actual results may differ from these estimates, which could have a significant impact on operating results in future periods.

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

Disaggregation of Revenue

The following tables provide a summary of the Company’s revenue disaggregated by market sector and a reconciliation of the disaggregated revenue to the Company’s revenue by reportable operating segment:

	Three Months Ended March 31, 2026
(in thousands)	Americas	Asia	Europe	Total
Market sector:
Semi-Cap	$43,385	$119,607	$27,673	$190,665
Industrial	21,727	87,303	24,258	133,288
A&D	95,732	9,979	14,068	119,779
Medical	77,412	36,588	14,476	128,476
AC&C	63,344	41,728	—	105,072
External revenue	301,600	295,205	80,475	677,280
Elimination of intersegment sales	9,695	7,916	2,813	20,424
Segment revenue	$311,295	$303,121	$83,288	$697,704

	Three Months Ended March 31, 2025
(in thousands)	Americas	Asia	Europe	Total
Market sector:
Semi-Cap	$44,082	$124,242	$26,743	$195,067
Industrial	27,887	79,251	29,609	136,747
A&D	103,508	3,628	14,720	121,856
Medical	54,486	36,319	12,832	103,637
AC&C	44,163	30,294	—	74,457
External revenue	274,126	273,734	83,904	631,764
Elimination of intersegment sales	10,152	10,305	2,375	22,832
Segment revenue	$284,278	$284,039	$86,279	$654,596

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, contract assets and advance payments from customers. During the three months ended March 31, 2026 and 2025, 88.9% and 86.3%, respectively, of the Company’s revenue was recognized as products and services that were transferred over time.

Contract assets primarily relate to the Company’s right to consideration for work completed but not billed to the customer as of period end. Contract asset balances are transferred to trade accounts receivable when the rights become unconditional.

A summary of activity related to the Company’s contract assets follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Balance as of the beginning of the year	$182,870	$167,578
Revenue recognized	601,943	545,545
Amounts collected or invoiced	(593,879)	(541,135)
Balance as of the end of the period	$190,934	$171,988

As of March 31, 2026 and December 31, 2025, the Company had $111.0 million and $115.5 million, respectively, in advance payments from customers. Of those amounts, $95.5 million and $97.0 million, respectively, were customer deposits and prepayments of inventory and $15.5 million and $18.5 million, respectively, were related to the contractual timing of payments. The advance payments are not considered a significant financing component because they are used to meet working capital demands of a contract, offset inventory risks and protect the Company from the failure of other parties to fulfill obligations under a contract.

Note 11 – Segment and Geographic Information

The Company’s Chief Executive Officer is our Chief Operating Decision Maker (CODM) who evaluates how resources are allocated, assesses performance and makes strategic and operational decisions. The Company currently has manufacturing facilities in the Americas, Asia and Europe to serve its customers. The Company is operated and managed geographically, and management evaluates performance and allocates the Company’s resources on a geographic basis. We provide manufacturing services, design and engineering services, and technology solutions in the Americas, Asia and Europe. Intersegment sales are generally recorded at prices that approximate arm’s length transactions. Operating segments’ measure of profitability is based on income from operations. Corporate and intersegment eliminations include (1) corporate expenses not allocated to the Company’s three reporting segments, which are primarily general and administrative expenses such as corporate employee payroll and benefit costs and corporate facility costs, and (2) income from operations on intersegment sales between reporting segments. Corporate functions include legal, finance, tax, treasury, information technology, risk management, human resources, business development and other administrative functions. The accounting policies for the reportable operating segments are the same as for the Company taken as a whole. The Company has three reportable operating segments: Americas, Asia, and Europe

Information about the Company’s operating segments follows:

	Three Months Ended March 31, 2026
(in thousands)	Americas	Asia	Europe	Total
2026
Sales from external customers	$301,600	$295,205	$80,475	$677,280
Intersegment sales	9,695	7,916	2,813	20,424
	$311,295	$303,121	$83,288	$697,704

Reconciliation of sales
Elimination of intersegment sales				(20,424)
Sales				$677,280

Less:
Cost of sales	283,026	249,632	70,291
Selling, general and administrative expenses	6,996	3,683	2,697
Other(1)	3,756	34	—
Segment income from operations	$7,822	$41,856	$7,487	$57,165

Reconciliation of income before income taxes
Other - corporate and eliminations(2)				(35,291)
Interest expense				(3,649)
Interest income				1,900
Other expense, net				(1,703)
Income before income taxes				$18,422

	Three Months Ended March 31, 2025
(in thousands)	Americas	Asia	Europe	Total
March 31, 2025
Sales from external customers	$274,126	$273,734	$83,904	$631,764
Intersegment sales	10,152	10,305	2,375	22,832
	$284,278	$284,039	$86,279	$654,596

Reconciliation of sales
Elimination of intersegment sales				(22,832)
Sales				$631,764

Less:
Cost of sales	259,657	231,557	73,632
Selling, general and administrative expenses	7,480	3,534	2,269
Other(1)	11,417	6	—
Segment income from operations	$(4,428)	$38,637	$8,003	$42,212

Reconciliation of income before income taxes
Other - corporate and eliminations(2)				(30,453)
Interest expense				(5,295)
Interest income				2,732
Other expense, net				(802)
Income before income taxes				$8,394

(1) Includes expenses for amortization of intangible assets and restructuring charges and other costs.

(2) Includes corporate expenses for unallocated expenses, amortization of intangible assets, restructuring charges and other costs and elimination of intersegment cost of sales.

	Three Months Ended March 31,
(in thousands)	2026	2025
Depreciation and amortization:
Americas	$4,881	$5,212
Asia	3,177	2,743
Europe	1,118	983
Corporate	2,726	2,830
Total depreciation and amortization	$11,902	$11,768

Capital expenditures:
Americas	$9,631	$1,119
Asia	6,175	1,619
Europe	256	502
Corporate	2,208	916
Total capital expenditures	$18,270	$4,156

	March 31,	December 31,
(in thousands)	2026	2025
Assets:
Americas	$799,048	$819,820
Asia	804,588	752,962
Europe	264,185	269,728
Corporate	228,372	229,205
Total assets	$2,096,193	$2,071,715

Geographic sales information about the Company’s sales is determined based on the destination of the product shipped. Long-lived assets information is determined based on the physical location of the Company’s assets and includes property, plant and equipment, net, operating lease right-of-use assets and other long-term assets, net.

A summary of the Company’s geographic sales and long-lived assets follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Geographic sales:
United States	$359,624	$326,642
Singapore	119,815	139,959
Other Asia	66,888	51,444
Europe	111,125	97,752
Other	19,828	15,967
Total sales	$677,280	$631,764

	March 31,	December 31,
(in thousands)	2026	2025
Long-lived assets:
United States	$198,056	$195,317
Asia	111,721	101,206
Europe	39,907	41,629
Other	58,900	58,370
Total long-lived assets	$408,584	$396,522

Note 12 – Accounts Receivable Sale Programs

As of March 31, 2026, in connection with trade accounts receivable sale programs with unaffiliated financial institutions, the Company may elect to sell, at a discount, on an ongoing basis, up to a maximum of $200.0 million of specific accounts receivable at any one time.

During the three months ended March 31, 2026 and 2025, the Company sold $157.2 million and $185.0 million, respectively, of accounts receivable under these programs, and in exchange, the Company received cash proceeds of $156.2 million and $183.8 million, respectively, net of the discount.

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

The fair value of the Company’s derivative instruments follows:

		March 31,	December 31,
(in thousands)	Balance Sheet Location	2026	2025
Derivatives designated as hedging instruments:
Forward currency exchange contracts	Other long-term assets	$2,724	$3,584
Interest rate swap agreement	Other long-term liabilities	1,301	2,441

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

During the three months ended March 31, 2026, the Company recorded an unrealized loss of $0.9 million ($0.6 million net of tax) on its forward currency exchange contracts in other comprehensive income and transferred unrealized gains of $1.3 million to cost of sales.

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

The Company entered into an interest rate swap agreement on August 1, 2025 and the fixed interest rate for the contract is 3.965%. As of March 31, 2026, the notional amount of this interest rate swap was $147.2 million. The Company’s previous interest rate swap agreement was terminated effective August 1, 2025.

During the three months ended March 31, 2026, the Company recorded an unrealized gain of $1.1 million ($0.8 million net of tax) on the interest rate swap in other comprehensive income (loss).

During the three months ended March 31, 2025, the Company recorded an unrealized loss of $1.4 million ($1.0 million net of tax) on the interest rate swap in other comprehensive income.

Note 14 – Accumulated Other Comprehensive Loss

A summary of the changes in accumulated other comprehensive loss follows:

	Three Months Ended March 31, 2026
(in thousands)	Foreign Currency Translation Adjustments	Derivative Instruments, Net of Tax	Other	Total
Balances, December 31, 2025	$(7,112)	$857	$(2,720)	$(8,975)
Other comprehensive (loss) gain before reclassifications	(2,019)	1,521	82	(416)
Amounts reclassified from accumulated other comprehensive loss	—	(1,309)	—	(1,309)
Total other comprehensive (loss) income	(2,019)	212	82	(1,725)
Balances, March 31, 2026	$(9,131)	$1,069	$(2,638)	$(10,700)

	Three Months Ended March 31, 2025
(in thousands)	Foreign Currency Translation Adjustments	Derivative Instruments, Net of Tax	Other	Total
'Balances, December 31, 2024	$(17,446)	$(2,884)	$(911)	$(21,241)
Other comprehensive gain (loss) before reclassifications	3,230	(132)	80	3,178
Amounts reclassified from accumulated other comprehensive loss	—	964	—	964
Total other comprehensive income	3,230	832	80	4,142
Balances, March 31, 2025	$(14,216)	$(2,052)	$(831)	$(17,099)

See Note 13 for further discussion about the Company’s derivative instruments.

Note 15 – Contingencies

On December 31, 2025, the Company’s subsidiaries Benchmark Electronics Phoenix, Inc. and Benchmark electronics Tijuana S. de R.L. C.V. (“Claimants”) commenced an arbitration action against CommScope Holding Company, Inc., CommScope, Inc., CommScope, LLC, ARRIS Technology, Inc. and their affiliated entities (“Respondents”). The Claimants contend that Respondents are liable for excess and obsolete inventory for electronic components procured at Respondents’ request and for their benefit under the parties’ manufacturing services agreement. Efforts to settle the dispute amicably were unsuccessful and demand was made for payment for the excess and obsolete inventory the Claimants procured on Respondents’ behalf, plus carrying charges, prejudgment and post judgment interest, interim, preliminary or provisional remedies, declaratory relief, and costs. Respondents filed their answer and a counterclaim for breach of contract on January 14, 2026 and Claimants filed a motion to dismiss Respondents’ counterclaim on February 2, 2026. On March 30, 2026, Respondents agreed to dismiss their counterclaim voluntarily. This dispute is in its initial legal stages. No discovery has been conducted, and thus the nature and extent of any potential recoveries, counterclaims, defenses or set offs are unknown at this time. While the Company is unable to provide any assurances as to the ultimate outcome of this matter, the Claimants intend to vigorously prosecute their claims against the Respondents.

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

During the three months ended March 31, 2026, the Company recognized $3.7 million of restructuring charges, which primarily related to a planned closure of our site in Phoenix, Arizona and other smaller activities involving capacity reductions and reductions in workforce in certain facilities across various regions. Accrued restructuring costs are included in accrued liabilities on the consolidated balance sheet.

The Company recognized $1.3 million of restructuring charges during the three months ended March 31, 2025, which primarily related to capacity and workforce reductions at its sites in the Americas. Accrued restructuring costs are included in accrued liabilities on the consolidated balance sheet. Additionally, the Company agreed to a $10.1 million settlement related to an indirect tax assessment in the Americas.

The components of restructuring charges were as follows:

	Three Months Ended March 31, 2026
(in thousands)	Americas	Asia	Europe	Total
Severance costs	$3,639	$28	$—	$3,667
Other exit costs	80	—	—	80
Total restructuring charges	$3,719	$28	$—	$3,747

The changes in the Company’s accrued restructuring costs were as follows:

(in thousands)	Balances as of December 31, 2025	Restructuring Charges	Cash Payments	Non-Cash Activity	Balances as of March 31, 2026
Severance costs	$1,575	$3,667	$(3,486)	$—	$1,756
Other exit costs	—	80	(80)	—	—
Total accrued restructuring costs	$1,575	$3,747	$(3,566)	$—	$1,756

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The financial information and the discussion below should be read in conjunction with other information, including the unaudited condensed consolidated financial statements and Notes thereto in Part I, Item 1 of this quarterly report on Form 10-Q for the quarterly period ended March 31, 2026 (this Report), the consolidated financial statements and Notes thereto appearing in the Company’s annual report on Form 10-K for the year ended December 31, 2025 (the 2025 10-K), and Part I, Item 1A, Risk Factors of the 2025 10-K. In this Report, references to Benchmark, the Company or use of the words “we,” “our” and “us” include Benchmark’s subsidiaries unless otherwise noted.

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts and may include words such as “anticipate,” “believe,” “intend,” “plan,” “project,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” “will,” “could,” “predict,” and similar expressions of the negative or other variations thereof. In particular, statements, expressed or implied, concerning the Company's outlook and guidance for quarterly periods or fiscal year 2026 results, future operating results or margins, the ability to generate sales and income or cash flow, expected revenue mix, the Company’s business strategy and strategic initiatives, the Company’s repurchases of shares of its common stock, the Company’s expectations regarding restructuring charges, stock-based compensation expense, amortization of intangibles, award of any tax incentives and capital expenditures, and the Company’s intentions concerning the payment of dividends, among others, are forward-looking statements. Although the Company believes these statements are based on and derived from reasonable assumptions, they involve risks, uncertainties and assumptions, that are beyond the Company’s ability to control or predict, relating to operations, markets and the business environment generally, including those discussed under Part I, Item 1A of the 2025 10-K and in any of the Company’s subsequent reports filed with the Securities and Exchange Commission (the SEC). Events relating to the possibility of customer demand fluctuations, supply chain constraints, continuing inflationary pressures, the effects of foreign currency fluctuations and high interest rates, the potential of another U.S. government shutdown and the economic impacts, volatility and uncertainty resulting therefrom, geopolitical uncertainties including continuing hostilities and tensions, trade restrictions and sanctions, tariffs and retaliatory countermeasures, the ability to utilize the Company’s manufacturing facilities at sufficient levels to cover its fixed operating costs, or write-downs or write-offs of obsolete or unsold inventory, may have resulting impacts on the Company’s business, financial condition, results of operations, and the Company’s ability (or inability) to execute on its plans. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes, including the future results of the Company’s operations, may vary materially from those indicated. Undue reliance should not be placed on any forward-looking statements. Forward-looking statements are not guarantees of performance. All forward-looking statements included in this document are based upon information available to the Company as of the date of this document, and the Company assumes no obligation to update.

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

Impact of Certain Factors on Results

Our sales depend on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, including conditions affecting the availability of electronic components or the failure of a major customer to pay for components or services, can impact our ability to fulfill customer demand. A substantial percentage of our sales are made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. Sales to our ten largest customers represented 50% and 54% of our total sales during the three months ended March 31, 2026 and 2025, respectively.

Industry supply conditions have reflected varying demand dynamics across end markets and component categories, including periods of imbalance across certain technologies, notably in the memory market. While supply conditions have improved in certain areas compared to prior periods, supply availability and pricing conditions continue to vary across the broader market.

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

On February 20, 2026, the U.S. Supreme Court issued a ruling striking down tariffs imposed under the International Emergency Economic Powers Act, including, among others, tariffs on imports of certain Canadian, Chinese, and Mexican goods, a universal baseline tariff on imports from most countries, and reciprocal tariffs on select countries. The global tariff landscape continues to shift rapidly, with changes impacting businesses and markets around the world. We continue to monitor the situation, including any potential refunds of such tariffs, and evaluate the impact on our results of operations. No potential refunds have been recorded in the Condensed Consolidated Financial Statements as we cannot reasonably estimate the financial impact, but believe the impact would not be material to the Company. For additional information, refer to Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

RESULTS OF OPERATIONS

The following table presents the percentage relationship that certain items in our condensed consolidated statements of income bear to sales for the periods indicated.

	Three Months Ended March 31,
	2026	2025
Sales	100.0%	100.0%
Cost of sales	89.8	90.0
Gross profit	10.2	10.0
Selling, general and administrative expenses	6.2	6.1
Amortization of intangible assets	0.2	0.2
Restructuring charges and other costs	0.6	1.8
Income from operations	3.2	1.9
Other expense, net	(0.5)	(0.6)
Income before income taxes	2.7	1.3
Income tax expense	0.8	0.7
Net income	1.9%	0.6%

Sales

Sales for the first quarter of 2026 increased 7% from the first quarter of 2025.

Sales are analyzed by management by market sector and by geographic segment, which reflect our reportable segments. Our global business development strategy is based on our targeted market sectors. Management measures operational performance and allocates resources on a geographic segment basis.

Sales by market sector were as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Semi-Cap	$190,665	$195,067
Industrial	133,288	136,747
A&D	119,779	121,856
Medical	128,476	103,637
AC&C	105,072	74,457
Total net sales	$677,280	$631,764

Semiconductor Capital Equipment. Sales for the three months ended March 31, 2026 decreased 2% to $190.7 million from $195.1 million for the three months ended March 31, 2025. The decrease was primarily due to the timing of customer demand and order fulfillment during the quarter.

Industrial. Sales for the three months ended March 31, 2026 decreased 3% to $133.3 million from $136.7 million for the three months ended March 31, 2025. The decrease was primarily due to demand softness from certain existing customers.

Aerospace and Defense. Sales for the three months ended March 31, 2026 decreased 2% to $119.8 million from $121.9 million for the three months ended March 31, 2025. The decrease was primarily due to certain programs going end-of-life, partially offset by new program wins.

Medical. Sales for the three months ended March 31, 2026 increased 24% to $128.5 million from $103.6 million for the three months ended March 31, 2025. The increase was primarily due to new program wins and the timing of customer order fulfillment.

Advanced Computing and Communications. Sales for the three months ended March 31, 2026 increased 41% to $105.1 million from $74.5 million for the three months ended March 31, 2025. The increase was primarily due to new program wins.

Our international operations are subject to the risks of doing business abroad. See Part I, Item 1A of our 2025 10-K for factors pertaining to our international sales, fluctuations in foreign currency exchange rates and a discussion of potential adverse effects in operating results associated with the risks of doing business abroad. During the three months ended March 31, 2026 and 2025, 62% and 66%, respectively, of our sales were from international operations.

Sales by geographic segment were as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Sales:
Americas	$311,295	$284,278
Asia	303,121	284,039
Europe	83,288	86,279
Elimination of intersegment sales	(20,424)	(22,832)
Total sales	$677,280	$631,764

Americas. Sales for the three months ended March 31, 2026 increased 10% to $311.3 million from $284.3 million for the three months ended March 31, 2025. The increase was primarily due to higher demand in AC&C and Medical sectors partially offset by decreased demand in the A&D and Industrial sectors.

Asia. Sales for the three months ended March 31, 2026 increased 7% to $303.1 million from $284.0 million for the three months ended March 31, 2025. The increase was primarily due to an increase in demand for A&D, AC&C, and Industrial sectors partially offset by decreased demand in the Semi-Cap sector.

Europe. Sales for the three months ended March 31, 2026 decreased 3% to $83.3 million from $86.3 million for the three months ended March 31, 2025. The decrease was primarily due to lower demand in the Industrial sector partially offset by an increase in the Medical and Semi-Cap sectors.

Gross Profit

Gross profit for the three months ended March 31, 2026 increased 10% to $69.2 million from $63.2 million for the three months ended March 31, 2025. Gross profit margin increased to 10.2% for the three months ended March 31, 2026 from 10.0% for the three months ended March 31, 2025. The increases were primarily driven by higher sales volumes, which resulted in improved absorption of fixed manufacturing costs, as well as favorable mix.

Income from Operations

Income from operations for the three months ended March 31, 2026 increased 86% to $21.9 million from $11.8 million in the three months ended March 31, 2025. The increase was primarily due to decreased restructuring expenses and other costs in the current period, as the settlement of a tax assessment in the Americas was recorded during the three months ended March 31, 2025.

Income from operations by reportable segment was as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Income from operations:
Americas	$7,822	$(4,428)
Asia	41,856	38,637
Europe	7,487	8,003
Corporate and intersegment eliminations	(35,291)	(30,453)
Total income from operations	$21,874	$11,759

Americas. Income from operations for the three months ended March 31, 2026 increased 277% to $7.8 million from a loss of $4.4 million for the three months ended March 31, 2025. The increase was primarily due to decreased restructuring expenses and other costs in the current period, as the settlement of a tax assessment in the Americas was recorded during the three months ended March 31, 2025.

Asia. Income from operations for the three months ended March 31, 2026 increased 8% to $41.9 million from $38.6 million for the three months ended March 31, 2025. The increase was primarily due to higher sales.

Europe. Income from operations for the three months ended March 31, 2026 decreased 6% to $7.5 million from $8.0 million for the three months ended March 31, 2025. The decrease was primarily due to lower sales partially offset by cost control.

Selling, General and Administrative Expenses

SG&A expenses increased to $42.4 million for the three months ended March 31, 2026 from $38.8 million for the three months ended March 31, 2025. The increase was primarily due to professional services and variable compensation.

Amortization of Intangible Assets

Amortization of intangible assets was $1.2 million for both the three months ended March 31, 2026 and 2025.

Restructuring Charges and Other Costs

During the three months ended March 31, 2026, we recognized $3.7 million of restructuring charges and other costs which primarily related to a planned closure of our site in Phoenix, Arizona and other smaller activities involving capacity reductions and reductions in workforce in certain facilities across various regions.

During the three months ended March 31, 2025, we recognized $1.3 million restructuring charges and other costs primarily due to capacity and workforce reductions at our sites in the Americas. Additionally, the Company agreed to a $10.1 million settlement related to an indirect tax assessment in the Americas.

See Note 16 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Report for additional information on our restructuring charges and other costs.

Interest Expense

Interest expense decreased to $3.6 million for the three months ended March 31, 2026 from $5.3 million for the three months ended March 31, 2025. The decrease was primarily due to decreased borrowings and a lower interest rate environment.

Interest Income

Interest income decreased to $1.9 million for the three months ended March 31, 2026 from $2.7 million for the three months ended March 31, 2025. The decrease was primarily due to a lower interest environment.

Other Expense, Net

Other expense, net increased to $1.7 million for the three months ended March 31, 2026 from $0.8 million for the three months ended March 31, 2025. The increase was primarily due to higher foreign currency exchange losses.

Income Tax Expense

Income tax expense of $5.4 million represented a 29.3% effective tax rate for the three months ended March 31, 2026, compared with $4.8 million for the three months ended March 31, 2025, representing an effective tax rate of 56.6%. The decrease in the effective tax rate for the three months ended March 31, 2026 was primarily due to higher losses incurred during the three months ended March 31, 2025 in a jurisdiction for which no corresponding tax benefit was recognized, which reduced pre-tax income and increased the effective tax rate for that period. Losses in those jurisdictions were higher in the prior-year period primarily due to the settlement of an indirect tax assessment recorded during the period.

Net Income

We reported net income of $13.0 million, or $0.36 per diluted share, for the three months ended March 31, 2026, compared with net income of $3.6 million, or $0.10 per diluted share, for the three months ended March 31, 2025. The increases were primarily due to the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our organic growth and operations through funds generated from operations and borrowings under our credit agreement (as amended and restated, the Credit Agreement), consisting of a term loan facility and a $550.0 million revolving credit facility, both with a maturity date of June 27, 2030. Cash, cash equivalents and restricted cash totaled $325.2 million as of March 31, 2026, which included $303.8 million held outside the United States in various foreign subsidiaries.

Management believes that our existing cash balances, funds generated from operations, and borrowing availability under our revolving credit facility will be sufficient to permit us to meet our liquidity requirements over the next 12 months. Management further believes that our ongoing cash flows from operations and any borrowings we may incur under our revolving credit facility will enable us to meet operating cash requirements in future years. From time to time, we may pursue strategic opportunities, including acquisitions, or experience changes in working capital or capital investment requirements, which could increase our capital needs and may result in our need to increase available borrowings under our Credit Agreement or access public or private debt and equity markets. There can be no assurance, however, that we would be successful in raising additional debt or equity on acceptable terms.

Cash Flows

Cash provided from operating activities was $47.0 million during the three months ended March 31, 2026, and primarily consisted of $13.0 million of net income, adjusted for $11.9 million of depreciation and amortization, $5.4 million of stock-based compensation expense, a $42.3 million increase in accounts payable, a $14.2 million decrease in accounts receivable, and a $6.4 million decrease in prepaid expenses and other assets, partially offset by a $25.6 million increase in inventories, a $8.4 million decrease in accrued liabilities, $8.1 million increase in contract assets and a $4.6 million decrease in advance payments from customer. Working capital was $0.8 billion as of March 31, 2026.

We primarily purchase components only after customer orders or forecasts are received, which mitigates, but does not eliminate, the risk of loss on inventories. Supplies of electronic components and other materials used in operations are subject to industry-wide shortages. In certain instances, suppliers may allocate available quantities to us. When shortages of these components and other material supplies used in operations have occurred, vendors have at times been unable to ship the quantities we need for production, forcing us to delay shipments, which can increase backorders and impact cash flows. Vendors also may increase the costs of components based on the market conditions including these shortages. In certain instances, we request and receive advance payments from customers as prepayments of inventory to meet working capital demands of a contract, offset inventory risks such as inventory purchased in advance of current needs and protect the Company from the failure of other parties to fulfill obligations under a contract. For example, we have been impacted by supply chain constraints, including shortages, longer lead times and increased transit times. Furthermore, the U.S. government’s trade policy and imposition of tariffs on certain foreign goods (as well as the possibility of imposing significant, additional tariffs in the future) and geopolitical issues or conflicts may make it more difficult or costly for us to procure components and other material supplies and, in turn, may increase the cost to our customers, which may materially and adversely impact demand for our products and services, our results of operations or our financial condition.

Cash used in investing activities was $16.1 million during the three months ended March 31, 2026 primarily due to capital expenditures for property, plant and equipment of $16.0 million and purchased software of $2.3 million. The purchases of property, plant and equipment were primarily for leasehold improvements and machinery and equipment in the Americas and Asia.

Cash used in financing activities was $25.9 million during the three months ended March 31, 2026. Borrowings under the Credit Agreement were $113.0 million and principal payments under the Credit Agreement were $118.9 million. In addition, during the three months ended March 31, 2026, we paid $5.8 million for share repurchases, $8.1 million for employee taxes in connection with the settlement of stock-based awards and $6.1 million for dividends.

Credit Agreement

On June 27, 2025, the Company entered into a $700 million second amended and restated credit agreement (the Credit Agreement) by and among the Company, certain of its subsidiaries, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Swingline Lender and an L/C Issuer. The Credit Agreement is comprised of a five-year $550 million revolving credit facility and a five-year $150 million term loan facility, both with a maturity date of June 27, 2030. As of March 31, 2026, we had $147.2 million in borrowings outstanding under the term loan facility, $60.0 million outstanding under our revolving credit facility and $4.0 million in letters of credit outstanding under our revolving credit facility. See Note 5 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Report for more information regarding the terms of our Credit Agreement.

The Credit Agreement contains certain financial covenants related to interest coverage and debt leverage, and certain customary affirmative and negative covenants, including restrictions on our ability to incur additional debt and liens, pay dividends, repurchase shares, sell assets, including trade accounts receivable, and merge or consolidate with other persons. Amounts due under the Credit Agreement could be accelerated upon specified events of default, including a failure to pay amounts due, breach of a covenant, material inaccuracy of a representation, or occurrence of bankruptcy or insolvency, subject, in some cases, to cure periods. As of March 31, 2026, we were in compliance with all of these covenants and restrictions.

As of March 31, 2026, we had $486.0 million available for borrowings under the Credit Agreement, subject to compliance with financial covenants as to interest coverage and debt leverage, in addition to other debt covenant restrictions. During the next 12 months, we believe our capital expenditures will approximate $70 million to $80 million, principally for machinery and equipment to help increase our production capacity to support anticipated revenue growth and our ongoing business around the globe.

Dividends

During both the three months ended March 31, 2026 and 2025, cash dividends paid totaled $6.1 million. On March 16, 2026, the Board of Directors declared a quarterly cash dividend of $0.17 per share of the Company’s common stock to shareholders of record as of March 31, 2026. The dividend of $6.1 million was paid on April 10, 2026.

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

The Company repurchased 0.1 million shares for an aggregate of $5.8 million at an average price of $53.67 per share during the three months ended March 31, 2026. As of March 31, 2026, the Company had $116.9 million remaining under share repurchase authorizations. See Note 7 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Report for more information on the share repurchase authorization.

CONTRACTUAL OBLIGATIONS

We have certain contractual obligations for operating leases that were summarized in “Contractual Obligations” under Part II, Item 7 in our 2025 10-K. Other than items discussed in Note 5 and Note 6 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Report, there have been no material changes to our contractual obligations, outside of the ordinary course of our business, since December 31, 2025.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES AND RECENTLY ENACTED ACCOUNTING PRINCIPLES

Management’s discussion and analysis of financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. See Note 2 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Report for a discussion of recently enacted accounting principles. Also, our significant accounting policies are summarized in Note 1 to the consolidated financial statements included in our 2025 10-K. There have been no changes to the items disclosed as critical accounting estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our 2025 10-K.

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

We transact business in various foreign countries and are subject to foreign currency fluctuation risks. We use natural hedging and forward contracts to economically hedge transactional exposure primarily associated with trade accounts receivable, other receivables and trade accounts payable that are denominated in a currency other than the functional currency of the respective operating entity. We do not use derivative financial instruments for speculative purposes. Certain forward currency exchange contracts in place as of March 31, 2026 have not been designated as accounting hedges and, therefore, changes in fair value are recorded within our unaudited condensed consolidated statements of income in Part I, Item 1 of this Report.

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

We are also exposed to interest rate risk on borrowings under our Credit Agreement. As of March 31, 2026, we had $147.2 million outstanding on the floating rate term loan facility, and we have an interest rate swap agreement with a notional amount of $147.2 million and a fixed interest rate of 3.965%. Under this swap agreement, we receive variable rate interest rate payments and pay fixed rate interest payments. The effect of this swap is to convert our floating rate interest expense to a fixed interest rate expense. The interest rate swap is designated as a cash flow hedge.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of our 2025 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information for the three months ended March 31, 2026 about the Company’s repurchases of its equity securities registered pursuant to Section 12 of the Exchange Act:

(d)
			(c)	Maximum
			Total	Number (or
			Number of	Approximate
			Shares (or Units)	Dollar Value) of
	(a)		Purchased as	Shares (or Units)
	Total	(b)	Part of Publicly	that May Yet Be
	Number of	Average Price	Announced	Purchased Under
	Shares (or Units)	Paid per Share	Plans or	the Plans or
(amounts in millions, except share and per share data)	Purchased	(or Unit)	Programs	Programs (1)
January 1 to 31, 2026	—	$—	—	$122.7
February 1 to 28, 2026	—	—	—	122.7
March 1 to 31, 2026	107,989	53.67	107,989	116.9
Total	107,989	53.67	107,989	116.9

(1) On December 7, 2015, the Board of Directors approved a share repurchase authorization granting the Company authority to repurchase up to $100 million in common stock. On March 6, 2018, October 26, 2018 and February 19, 2020, the Board of Directors authorized the repurchase of an additional $250 million, $100 million and $150 million of the Company’s common stock, respectively. Stock purchases may be made in the open market, in privately negotiated transactions or block transactions, at the discretion of the Company’s management and as market conditions warrant. Purchases are funded from available cash and may be commenced, suspended or discontinued at any time without prior notice. Shares of stock repurchased under the program are retired. The Company repurchased 0.1 million shares for an aggregate of $5.8 million at an average price of $53.67 per share during the three months ended March 31, 2026. As of March 31, 2026, the Company had $116.9 million remaining under share repurchase authorizations.

Item 5. Other Information

Rule 10b5-1 Plan Adoptions and Modifications

On March 4, 2026, Jeffrey W. Benck, former Chief Executive Officer of the Company, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for the potential sale of up to 75,000 shares of our common stock, subject to certain conditions, that will not occur before June 3, 2026. The arrangement’s expiration date is September 30, 2026.

On February 23, 2026, David A. Moezidis, the Company’s Chief Executive Officer and President, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for the potential sale of up to 12,500 shares of our common stock, subject to certain conditions, that will not occur before May 25, 2026. The arrangement’s expiration date is February 23, 2027.

On March 12, 2026, Stephen J. Beaver, the Company’s Senior Vice President, General Counsel & Chief Legal Officer, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for the potential sale of up to 20,000 shares of our common stock, subject to certain conditions, that will not occur before June 11, 2026. The arrangement’s expiration date is March 31, 2027.

Item 6. Exhibits

Exhibit No.	Exhibit Description

3.1	Restated Certificate of Formation dated May 17, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 17, 2016 (Commission file number 1-10560))

3.2

Amended and Restated Bylaws of the Company dated December 2, 2020 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated December 7, 2020 (Commission file number 1-10560))

4.1

Specimen form of certificate evidencing the Common Shares (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (Commission file number 1-10560))

10.1

Employment Agreement dated February 19, 2026 between the Company and David Moezidis (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 24, 2026 (Commission file number 1-10560))

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

(2) Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 29, 2026.

BENCHMARK ELECTRONICS, INC.

(Registrant)

By:	/s/ David A. Moezidis
David A. Moezidis
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Bryan R. Schumaker
Bryan R. Schumaker
Chief Financial Officer
(Principal Financial and Accounting Officer)