Form 10-Q
period 2026-06-30
BENCHMARK ELECTRONICS INC
filed 2026-07-29
CIK 863436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

Yes ☐ No ☑

As of July 27, 2026, there were 35,919,933 shares of common stock of Benchmark Electronics, Inc., par value $0.10 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
(in thousands, except par value)	2026	2025
Assets
Current assets:
Cash and cash equivalents	$314,836	$322,064
Restricted cash	377	336
Accounts receivable, net of allowance for doubtful accounts of $123 and $438, respectively	451,612	391,101
Contract assets	196,420	182,870
Inventories	544,261	482,544
Prepaid expenses and other current assets	77,471	69,226
Total current assets	1,584,977	1,448,141
Property, plant and equipment, net	232,856	223,784
Operating lease right-of-use assets	101,398	102,664
Goodwill	192,116	192,116
Deferred income taxes	35,616	34,936
Other long-term assets	67,408	70,074
Total assets	$2,214,371	$2,071,715
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$3,750	$3,750
Accounts payable	552,671	403,222
Advance payments from customers	124,320	115,545
Income taxes payable	4,132	7,685
Accrued liabilities	110,446	105,375
Total current liabilities	795,319	635,577
Long-term debt, net of current installments	177,234	206,826
Operating lease liabilities	96,329	98,689
Other long-term liabilities	21,556	23,307
Deferred income taxes	7,650	7,513
Total liabilities	1,098,088	971,912
Shareholders’ equity:
Preferred stock, $0.10 par value; 5,000 shares authorized, none issued	—	—
Common stock, $0.10 par value; 145,000 shares authorized; issued and outstanding – 35,919 and 35,669, respectively	3,592	3,567
Additional paid-in capital	539,106	537,048
Retained earnings	584,274	568,163
Accumulated other comprehensive loss	(10,689)	(8,975)
Total shareholders’ equity	1,116,283	1,099,803
Total liabilities and shareholders’ equity	$2,214,371	$2,071,715

See the accompanying notes to the unaudited condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2026	2025	2026	2025
Sales	$755,980	$642,335	$1,433,260	$1,274,099
Cost of sales	677,580	577,563	1,285,626	1,146,147
Gross profit	78,400	64,772	147,634	127,952
Selling, general and administrative expenses	46,132	40,569	88,541	79,369
Amortization of intangible assets	1,204	1,204	2,408	2,408
Restructuring charges and other costs	811	2,513	4,558	13,930
Income from operations	30,253	20,486	52,127	32,245
Interest expense	(3,751)	(6,348)	(7,400)	(11,643)
Interest income	1,990	3,135	3,890	5,867
Other income (expense), net	223	(666)	(1,480)	(1,468)
Income before income taxes	28,715	16,607	47,137	25,001
Income tax expense	8,833	15,635	14,232	20,385
Net income	$19,882	$972	$32,905	$4,616
Earnings per share:
Basic	$0.55	$0.03	$0.92	$0.13
Diluted	$0.55	$0.03	$0.91	$0.13
Weighted-average number of shares outstanding:
Basic	35,898	35,991	35,833	36,021
Diluted	36,397	36,258	36,341	36,427

See the accompanying notes to the unaudited condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Net income	$19,882	$972	$32,905	$4,616
Other comprehensive income (loss):
Foreign currency translation adjustments	(466)	7,066	(2,485)	10,296
Unrealized gain on derivatives, net of tax	262	2,852	474	3,684
Other	215	120	297	200
Total other comprehensive income (loss)	11	10,038	(1,714)	14,180
Comprehensive income	$19,893	$11,010	$31,191	$18,796

See the accompanying notes to the unaudited condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(unaudited)

(in thousands)	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balances, December 31, 2025	35,669	$3,567	$537,048	$568,163	$(8,975)	$1,099,803
Net income	—	—	—	32,905	—	32,905
Other comprehensive loss	—	—	—	—	(1,714)	(1,714)
Dividends declared	—	—	—	(12,208)	—	(12,208)
Shares repurchased and retired	(108)	(11)	(1,202)	(4,586)	—	(5,799)
Stock-based compensation expense	—	—	11,611	—	—	11,611
Vesting of restricted stock units	500	50	(50)	—	—	—
Shares withheld for taxes	(142)	(14)	(8,301)	—	—	(8,315)
Balances, June 30, 2026	35,919	$3,592	$539,106	$584,274	$(10,689)	$1,116,283

Balances, March 31, 2026	35,879	$3,588	$533,114	$570,499	$(10,700)	$1,096,501
Net income	—	—	—	19,882	—	19,882
Other comprehensive income	—	—	—	—	11	11
Dividends declared	—	—	—	(6,107)	—	(6,107)
Stock-based compensation expense	—	—	6,210	—	—	6,210
Vesting of restricted stock units	43	4	(4)	—	—	—
Shares withheld for taxes	(3)	—	(214)	—	—	(214)
Balances, June 30, 2026	35,919	$3,592	$539,106	$584,274	$(10,689)	$1,116,283

(in thousands)	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balances, December 31, 2024	35,992	$3,599	$534,945	$596,010	$(21,241)	$1,113,313
Net income	—	—	—	4,616	—	4,616
Other comprehensive income	—	—	—	—	14,180	14,180
Dividends declared	—	—	—	(12,241)	—	(12,241)
Shares repurchased and retired	(427)	(43)	(4,752)	(11,200)	—	(15,995)
Stock-based compensation expense	—	—	9,732	—	—	9,732
Stock options exercised	1	—	4	—	—	4
Vesting of restricted stock units	511	51	(51)	—	—	—
Shares withheld for taxes	(165)	(16)	(6,723)	—	—	(6,739)
Balances, June 30, 2025	35,912	$3,591	$533,155	$577,185	$(7,061)	$1,106,870

Balances, March 31, 2025	36,096	$3,610	$530,393	$587,794	$(17,099)	$1,104,698
Net income	—	—	—	972	—	972
Other comprehensive income	—	—	—	—	10,038	10,038
Dividends declared	—	—	—	(6,105)	—	(6,105)
Shares repurchased and retired	(225)	(23)	(2,500)	(5,476)	—	(7,999)
Stock-based compensation expense	—	—	5,335	—	—	5,335
Vesting of restricted stock units	43	4	(4)	—	—	—
Shares withheld for taxes	(2)	—	(69)	—	—	(69)
Balances, June 30, 2025	35,912	$3,591	$533,155	$577,185	$(7,061)	$1,106,870

See the accompanying notes to the unaudited condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
(in thousands)	2026	2025
Cash flows from operating activities:
Net income	$32,905	$4,616
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	18,835	18,524
Amortization	5,050	5,261
Stock-based compensation expense	11,611	9,732
Provision for doubtful accounts	108	—
Deferred income taxes	(802)	(1,875)
Gain on assets held for sale	(399)	—
(Gain) loss on the sale of property, plant and equipment	(52)	121
Changes in operating assets and liabilities:
Accounts receivable	(61,891)	46,794
Contract assets	(13,550)	(7,523)
Inventories	(62,686)	26,087
Prepaid expenses and other assets	(13,900)	(15,621)
Accounts payable	150,471	(3,727)
Advance payments from customers	8,775	(17,150)
Accrued liabilities	6,438	(17,736)
Operating leases	(723)	1,906
Income taxes	1,513	(20,729)
Net cash provided by operating activities	81,703	28,680
Cash flows from investing activities:
Additions to property, plant and equipment	(28,780)	(14,387)
Additions to capitalized purchased software	(2,412)	(2,073)
Proceeds from the sale of assets held for sale	2,260	—
Proceeds from the disposal of property, plant and equipment	52	62
Other, net	(204)	—
Net cash used in investing activities	(29,084)	(16,398)
Cash flows from financing activities:
Borrowings under credit agreement	271,000	398,594
Principal payments on credit agreement	(300,875)	(446,641)
Dividends paid	(12,163)	(12,255)
Employee taxes paid with shares withheld	(8,315)	(6,739)
Proceeds from stock options exercised	—	4
Debt issuance costs	—	(2,289)
Principal payments on finance leases	—	(94)
Share repurchases	(5,799)	(15,995)
Net cash used in financing activities	(56,152)	(85,415)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,654)	9,753
Net decrease in cash, cash equivalents and restricted cash	(7,187)	(63,380)
Cash, cash equivalents and restricted cash at the beginning of the year	322,400	328,027
Cash, cash equivalents and restricted cash at the end of the period	$315,213	$264,647

Supplemental cash flow information:
Income taxes paid, net	$13,377	$49,308
Interest paid	7,052	11,021
Non-cash investing activities:
Unpaid purchases of property, plant and equipment at the end of the period	6,405	1,889
Unpaid purchases of capitalized purchased software costs at the end of the period	646	—

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

Note 3 – Inventories

Inventory costs are summarized as follows:

	June 30,	December 31,
(in thousands)	2026	2025
Raw materials	$520,378	$461,134
Work in process	21,800	17,193
Finished goods	2,083	4,217
Total inventories	$544,261	$482,544

Note 4 – Goodwill and Other Intangible Assets

Goodwill allocated to the Company’s reportable operating segments follows:

(in thousands)	Americas	Asia	Total
Goodwill as of June 30, 2026 and December 31, 2025	$154,014	$38,102	$192,116

A summary of the Company’s acquired identifiable intangible assets and capitalized purchased software costs follows:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$100,152	$(83,967)	$16,185
Capitalized purchased software costs	43,917	(32,454)	11,463
Technology licenses	15,500	(15,500)	—
Trade names and trademarks	7,800	—	7,800
Other	868	(464)	404
Total intangible assets as of June 30, 2026	$168,237	$(132,385)	$35,852

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$100,176	$(81,603)	$18,573
Capitalized purchased software costs	42,105	(30,121)	11,984
Technology licenses	15,500	(15,500)	—
Trade names and trademarks	7,800	—	7,800
Other	868	(452)	416
Total intangible assets as of December 31, 2025	$166,449	$(127,676)	$38,773

A summary of the components of amortization expense, as presented in the consolidated statements of cash flows, follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Amortization of intangible assets	$1,204	$1,204	$2,408	$2,408
Amortization of capitalized purchased software costs	1,186	1,097	2,359	2,369
Amortization of debt costs	142	354	283	484
Total amortization expense	$2,532	$2,655	$5,050	$5,261

A summary of the future amortization expense related to the Company’s intangible assets held as of June 30, 2026 for each of the next five years follows (in thousands):

Year ending December 31,	Amortization Expense
Remaining 6 months of 2026	$2,408
2027	4,817
2028	4,817
2029	4,218
2030	33

Note 5 – Borrowing Facilities

Long-term debt consists of the following:

	June 30,	December 31,
(in thousands)	2026	2025
Revolving credit facility	$37,000	$65,000
Term loan	146,250	148,125
Less: unamortized debt issuance costs	(2,266)	(2,549)
Total long-term debt, including current installments	$180,984	$210,576

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

As of June 30, 2026, a portion of the $146.3 million outstanding debt under the Credit Agreement is effectively at a fixed interest rate of 3.965%, plus credit spread, resulting from a $146.3 million notional interest rate swap agreement, which is discussed in Note 13. A commitment fee of 0.15% to 0.30% per annum (based on the debt to EBITDA ratio) on the unused portion of the Revolving Credit Facility is payable quarterly in arrears.

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

The Credit Agreement contains certain financial covenants related to interest coverage and debt leverage, and certain customary affirmative and negative covenants, including restrictions on the Company’s ability to incur additional debt and liens, pay dividends, repurchase shares, sell assets and merge or consolidate with other persons. Amounts due under the Credit Agreement may be accelerated upon customary specified events of default, including a failure to pay amounts due, breach of a covenant, material inaccuracy of a representation, or occurrence of bankruptcy or insolvency, subject, in some cases, to cure periods. As of June 30, 2026, the Company was in compliance with all of these covenants and restrictions.

As of June 30, 2026, the Company had $146.3 million in borrowings outstanding under the Term Loan Facility, $37.0 million in borrowings outstanding under the Revolving Credit Facility, and $4.0 million in letters of credit outstanding under the Revolving Credit Facility. As of June 30, 2026, the Company had $509.0 million available for future borrowings under the Revolving Credit Facility subject to compliance with financial covenants as to interest coverage and debt leverage, in addition to other debt covenant restrictions.

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

The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Finance lease costs:
Interest on lease liabilities	$—	$1	—	3
Operating lease costs	4,809	5,800	9,831	11,857
Short-term lease costs	142	143	354	278
Variable lease costs	442	551	1,052	1,044
Total lease costs	$5,393	$6,495	$11,237	$13,182

A summary of cash flow information related to leases follows:

	Six Months Ended June 30,
(in thousands)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$9,988	$11,407
Operating cash flows used for finance leases	—	3
Financing cash flows used for finance leases	—	94
Right-of-use assets obtained in exchange for new operating lease liabilities	6,482	464

A summary of other information about the Company’s leases follows:

	June 30,	December 31,
(dollars in thousands)	2026	2025
Operating lease right-of-use assets	$101,398	$102,664
Operating lease liabilities, current (included in accrued liabilities)	$14,413	$14,042
Operating lease liabilities, noncurrent	$96,329	$98,689
Weighted average remaining lease term – operating leases	7.8 yrs	8.4 yrs
Weighted average discount rate – operating leases	4.7%	4.6%

A summary of the Company's future annual minimum lease payments as of June 30, 2026 follows (in thousands):

Year ending December 31,	Operating Leases
Remaining 6 months of 2026	$9,854
2027	17,998
2028	17,119
2029	15,967
2030 and thereafter	71,871
Total minimum lease payments	132,809
Less: imputed interest	(22,067)
Total present value of lease liabilities	$110,742

Note 7 – Common Stock and Stock-Based Awards

Dividends

For the three and six months ended June 30, 2026, cash dividends paid totaled $6.1 million and $12.2 million, respectively. For the three and six months ended June 30, 2025, cash dividends paid totaled $6.1 million and $12.3 million, respectively.

On June 8, 2026, the Company declared a quarterly cash dividend of $0.17 per share of the Company’s common stock to shareholders of record as of June 30, 2026. The dividend was paid on July 10, 2026.

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

The Company did not repurchase shares during the three months ended June 30, 2026. The Company repurchased 0.1 million shares during the six months ended June 30, 2026 for an aggregate of $5.8 million, at an average price of $53.67. As of June 30, 2026, the Company had $116.9 million remaining under share repurchase authorizations.

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

On May 28, 2026, the Company's shareholders approved an amendment to the 2019 Plan to increase the total number of authorized common shares available for grant thereunder by 1.8 million shares. As of June 30, 2026, the Company had 2.9 million common shares available for issuance under the 2019 Plan.

All share-based payments to employees of the Company, including grants of employee stock options (last awarded in 2015), are recognized in the consolidated financial statements based on their grant date fair values. The total compensation costs recognized for stock-based awards were $6.2 million and $11.6 million for the three and six months ended June 30, 2026, respectively. The total compensation costs recognized for stock-based awards were $5.3 million and $9.7 million for the three and six months ended June 30, 2025, respectively. The future tax benefit of these stock-based awards as of the grant date was $0.8 million and $1.5 million for the three and six months ended June 30, 2026, respectively. The future tax benefit of these stock-based awards as of the grant date was $0.6 million and $1.0 million for the three and six months ended June 30, 2025, respectively. The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option pricing model. The fair values of restricted stock units and performance-based restricted stock units are determined based on the closing market price of the Company’s common stock on the date of grant. For performance-based restricted stock units, compensation cost is calculated taking into consideration the probability that the underlying performance goals will be achieved, which is monitored by management throughout the requisite service period. When it becomes probable, based on management’s expectation of the Company’s performance during the measurement period, that more or less than the previous estimate of the awarded shares will vest, an adjustment to compensation cost is recognized as a change in accounting estimate in the period the change is determined.

As of June 30, 2026, the unrecognized compensation costs and remaining weighted-average amortization periods related to stock-based awards were as follows:

(in thousands)	Time- Based Restricted Stock Units	Performance- Based Restricted Stock Units(1)
Unrecognized compensation cost	$33,078	$8,013
Remaining weighted-average amortization period	2.0 years	2.3 years

(1) Based on the probable achievement of the performance goals identified in each award.

For the six months ended June 30, 2026, no stock options were exercised. The actual tax benefit realized as a result of vesting of share-based awards for the six months ended June 30, 2026 and 2025 were $4.6 million and $2.6 million, respectively. For the six months ended June 30, 2025, the total intrinsic value of stock options exercised was less than $0.1 million.

For performance-based restricted stock units granted during the six months ended June 30, 2026 and 2025, the number of performance-based restricted stock units that will ultimately be earned will not be determined until the end of the respective performance periods, and may vary from as low as zero to as high as 2 times the target number depending on the level of achievement of certain performance goals. The level of achievement of these goals is based upon the financial results of the Company for the last full calendar year within the performance period. The performance goals consist of certain levels of achievement using the following financial metrics: for the performance-based restricted stock units granted during the six months ended June 30, 2026, revenue and earnings per share, and for the performance-based restricted stock units granted during the six months ended June 30, 2025, revenue, operating income margin, and operating cash flow. If the performance goals are not met based on the Company’s financial results, the applicable performance-based restricted stock units will not vest and will be forfeited. Shares subject to forfeited performance-based restricted stock units will be available for re-issuance under the 2019 Plan.

The following table summarizes the activities related to the Company’s time-based restricted stock units:

(in thousands, except per share data)	Number of Units	Weighted- Average Grant Date Fair Value
Non-vested awards outstanding as of December 31, 2025	1,087	$34.14
Granted	353	59.65
Vested	(500)	31.93
Forfeited	(36)	38.19
Non-vested awards outstanding as of June 30, 2026	904	$45.19

The following table summarizes the activities related to the Company’s performance-based restricted stock units:

(in thousands, except per share data)	Number of Units	Weighted- Average Grant Date Fair Value
Non-vested awards outstanding as of December 31, 2025	448	$32.50
Granted(1)	94	58.05
Forfeited	(156)	25.55
Non-vested awards outstanding as of June 30, 2026	386	$41.54

(1) Represents target number of units that can vest based on the achievement of the performance goals.

Note 8 – Earnings Per Share

Basic earnings per share is computed using the weighted-average number of common shares outstanding. Diluted earnings per share is computed using the weighted-average number of common shares outstanding adjusted for the incremental shares attributed to outstanding stock equivalents. Stock equivalents include common shares issuable upon the exercise of stock options or the vesting of restricted stock units and other equity instruments and are computed using the treasury stock method. Under the treasury stock method, the exercise price of a share and the amount of compensation cost, if any, for future service that the Company has not yet recognized are assumed to be used to repurchase shares in the current period.

The following table sets forth the calculation of the Company’s basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2026	2025	2026	2025
Net income	$19,882	$972	$32,905	$4,616

Denominator for basic earnings per share	35,898	35,991	35,833	36,021
Incremental common shares attributable to outstanding restricted stock units	499	267	508	406
Denominator for diluted earnings per share	36,397	36,258	36,341	36,427

Earnings per share:
Basic	$0.55	$0.03	$0.92	$0.13
Diluted	$0.55	$0.03	$0.91	$0.13

Restricted stock units totaling less than 0.1 million common shares for both the three and six months ended June 30, 2026 were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive. Restricted stock units totaling less than 0.1 common shares for both the three and six months ended June 30, 2025 were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

Note 9 – Income Taxes

Income tax expense consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Income before income taxes	$28,715	$16,607	$47,137	$25,001
Income tax expense	$8,833	$15,635	$14,232	$20,385
Effective tax rate	30.8%	94.1%	30.2%	81.5%

The Company’s effective income tax rate was 30.8% and 30.2% for the three and six months ended June 30, 2026, respectively, compared with the U.S. federal statutory income tax rate of 21%. The higher effective tax rates were primarily attributable to losses incurred in certain jurisdictions for which no tax benefit was recognized, the geographic mix of earnings among the jurisdictions in which the Company operates, and the impact of the Organization for Economic Co-operation and Development (OECD) Pillar Two Global Minimum Tax. These impacts were partially offset by tax incentives available in certain foreign jurisdictions.

The Company's effective income tax rate was 94.1% and 81.5% for the three and six months ended June 30, 2025, respectively, and differed from the U.S. federal statutory income tax rate of 21% primarily due to a discrete tax expense related to foreign withholding taxes on repatriated dividends and the recognition of deferred tax liabilities associated with unremitted earnings in China, as well as losses incurred in jurisdictions for which no tax benefit was recognized.

The Company has been granted certain tax incentives, including tax holidays, for its subsidiaries in Thailand and China. These incentives expire at various dates, unless extended, renewed, or otherwise modified, and are subject to certain conditions with which the Company expects to remain in compliance. Tax incentives in Thailand expire at various dates through December 31, 2031. In the fourth quarter of 2024, the Company was granted a tax incentive in China that applies retroactively from January 1, 2024 through December 31, 2026 and reduces the statutory tax rate from 25% to 15%. The net impact of these tax incentives reduced foreign income tax expense by approximately $2.8 million (approximately $0.08 per diluted share) and $3.0 million (approximately $0.08 per diluted share) for the six months ended June 30, 2026 and 2025, respectively.

A summary of the Company’s tax incentives follows:

	Six Months Ended June 30,
(in thousands)	2026	2025
Thailand	$2,050	$2,115
China	704	859
Total tax incentives	$2,754	$2,974

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

Disaggregation of Revenue

The following tables provide a summary of the Company’s revenue disaggregated by market sector and a reconciliation of the disaggregated revenue to the Company’s revenue by reportable operating segment:

	Three Months Ended June 30, 2026
(in thousands)	Americas	Asia	Europe	Total
Market sector:
Semi-Cap	$46,972	$144,251	$32,254	$223,477
Industrial	36,817	99,333	24,447	160,597
A&D	84,256	12,158	14,805	111,219
Medical	74,439	41,756	17,361	133,556
AC&C	89,584	37,547	—	127,131
External revenue	332,068	335,045	88,867	755,980
Elimination of intersegment sales	8,392	10,473	2,650	21,515
Segment revenue	$340,460	$345,518	$91,517	$777,495

	Six Months Ended June 30, 2026
(in thousands)	Americas	Asia	Europe	Total
Market sector:
Semi-Cap	$90,357	$263,858	$59,927	$414,142
Industrial	58,544	186,636	48,705	293,885
A&D	179,988	22,137	28,873	230,998
Medical	151,851	78,344	31,837	262,032
AC&C	152,928	79,275	—	232,203
External revenue	633,668	630,250	169,342	1,433,260
Elimination of intersegment sales	18,087	18,389	5,463	41,939
Segment revenue	$651,755	$648,639	$174,805	$1,475,199

	Three Months Ended June 30, 2025
(in thousands)	Americas	Asia	Europe	Total
Market sector:
Semi-Cap	$47,415	$119,134	$23,833	$190,382
Industrial	28,181	84,789	28,659	141,629
A&D	105,031	5,044	16,180	126,255
Medical	60,743	35,936	12,891	109,570
AC&C	42,840	31,659	—	74,499
External revenue	284,210	276,562	81,563	642,335
Elimination of intersegment sales	11,007	10,504	1,836	23,347
Segment revenue	$295,217	$287,066	$83,399	$665,682

	Six Months Ended June 30, 2025
(in thousands)	Americas	Asia	Europe	Total
Market sector:
Semi-Cap	$91,497	$243,376	$50,576	$385,449
Industrial	56,068	164,040	58,268	278,376
A&D	208,539	8,672	30,900	248,111
Medical	115,229	72,255	25,723	213,207
AC&C	87,003	61,953	—	148,956
External revenue	558,336	550,296	165,467	1,274,099
Elimination of intersegment sales	21,159	20,809	4,211	46,179
Segment revenue	$579,495	$571,105	$169,678	$1,320,278

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, contract assets and advance payments from customers. During the six months ended June 30, 2026 and 2025, 87.9% and 87.3%, respectively, of the Company’s revenue was recognized as products and services that were transferred over time.

Contract assets primarily relate to the Company’s right to consideration for work completed but not billed to the customer as of period end. Contract asset balances are transferred to trade accounts receivable when the rights become unconditional.

A summary of activity related to the Company’s contract assets follows:

	Six Months Ended June 30,
(in thousands)	2026	2025
Balance as of the beginning of the year	$182,870	$167,578
Revenue recognized	1,259,836	1,112,985
Amounts collected or invoiced	(1,246,286)	(1,105,462)
Balance as of the end of the period	$196,420	$175,101

As of June 30, 2026 and December 31, 2025, the Company had $124.3 million and $115.5 million, respectively, in advance payments from customers. Of those amounts, $111.4 million and $97.0 million, respectively, were customer deposits and prepayments of inventory and $12.9 million and $18.5 million, respectively, were related to the contractual timing of payments. The advance payments are not considered a significant financing component because they are used to meet working capital demands of a contract, offset inventory risks and protect the Company from the failure of other parties to fulfill obligations under a contract.

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

Information about the Company’s operating segments follows:

	Three Months Ended June 30, 2026
(in thousands)	Americas	Asia	Europe	Total
Sales from external customers	$332,068	$335,045	$88,867	$755,980
Intersegment sales	8,392	10,473	2,650	21,515
	$340,460	$345,518	$91,517	$777,495

Reconciliation of sales
Elimination of intersegment sales				(21,515)
Sales				$755,980

Less:
Cost of sales	306,028	289,409	77,343
Selling, general and administrative expenses	5,917	3,952	2,489
Other(1)	588	32	64
Segment income from operations	$19,535	$41,652	$8,971	$70,158

Reconciliation of income before income taxes
Other - corporate and eliminations(2)				(39,905)
Interest expense				(3,751)
Interest income				1,990
Other expense, net				223
Income before income taxes				$28,715

	Six Months Ended June 30, 2026
(in thousands)	Americas	Asia	Europe	Total
Sales from external customers	$633,668	$630,250	$169,342	$1,433,260
Intersegment sales	18,087	18,389	5,463	41,939
	$651,755	$648,639	$174,805	$1,475,199

Reconciliation of sales
Elimination of intersegment sales				(41,939)
Sales				$1,433,260

Less:
Cost of sales	589,055	539,040	147,634
Selling, general and administrative expenses	12,912	7,635	5,186
Other(1)	4,344	67	64
Segment income from operations	$27,357	$83,508	$16,458	$127,323

Reconciliation of income before income taxes
Other - corporate and eliminations(2)				(75,196)
Interest expense				(7,400)
Interest income				3,890
Other expense, net				(1,480)
Income before income taxes				$47,137

	Three Months Ended June 30, 2025
(in thousands)	Americas	Asia	Europe	Total
Sales from external customers	$284,210	$276,562	$81,563	$642,335
Intersegment sales	11,007	10,504	1,836	23,347
	$295,217	$287,066	$83,399	$665,682

Reconciliation of sales
Elimination of intersegment sales				(23,347)
Sales				$642,335

Less:
Cost of sales	263,884	238,874	72,474
Selling, general and administrative expenses	7,349	3,850	2,440
Other(1)	2,200	6	—
Segment income from operations	$10,777	$33,832	$6,649	$51,258

Reconciliation of income before income taxes
Other - corporate and eliminations(2)				(30,772)
Interest expense				(6,348)
Interest income				3,135
Other expense, net				(666)
Income before income taxes				$16,607

	Six Months Ended June 30, 2025
(in thousands)	Americas	Asia	Europe	Total
Sales from external customers	$558,336	$550,296	$165,467	$1,274,099
Intersegment sales	21,159	20,809	4,211	46,179
	$579,495	$571,105	$169,678	$1,320,278

Reconciliation of sales
Elimination of intersegment sales				(46,179)
Sales				$1,274,099

Less:
Cost of sales	523,541	470,431	146,106
Selling, general and administrative expenses	14,829	7,384	4,709
Other(1)	13,617	12	—
Segment income from operations	$6,349	$72,469	$14,652	$93,470

Reconciliation of income before income taxes
Other - corporate and eliminations(2)				(61,225)
Interest expense				(11,643)
Interest income				5,867
Other expense, net				(1,468)
Income before income taxes				$25,001

(1) Includes expenses for amortization of intangible assets and restructuring charges and other costs.

(2) Includes corporate expenses for unallocated expenses, amortization of intangible assets, restructuring charges and other costs and elimination of intersegment cost of sales.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Depreciation and amortization:
Americas	$4,808	$5,255	$9,689	$10,467
Asia	3,363	2,865	6,540	5,608
Europe	1,106	1,006	2,224	1,989
Corporate	2,706	2,891	5,432	5,721
Total depreciation and amortization	$11,983	$12,017	$23,885	$23,785

Capital expenditures:
Americas	$3,638	$5,241	$13,269	$6,360
Asia	8,816	4,243	14,991	5,862
Europe	331	1,722	587	2,224
Corporate	137	1,098	2,345	2,014
Total capital expenditures	$12,922	$12,304	$31,192	$16,460

	June 30,	December 31,
(in thousands)	2026	2025
Assets:
Americas	$859,313	$819,820
Asia	871,391	752,962
Europe	278,891	269,728
Corporate	204,776	229,205
Total assets	$2,214,371	$2,071,715

Geographic sales information about the Company’s sales is determined based on the destination of the product shipped. Long-lived assets information is determined based on the physical location of the Company’s assets and includes property, plant and equipment, net, operating lease right-of-use assets and other long-term assets, net.

A summary of the Company’s geographic sales and long-lived assets follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Geographic sales:
United States	$405,188	$331,161	$764,812	$657,803
Singapore	142,413	130,788	262,228	270,747
Other Asia	74,500	61,841	141,388	113,285
Europe	120,559	101,884	231,684	199,636
Other	13,320	16,661	33,148	32,628
Total sales	$755,980	$642,335	$1,433,260	$1,274,099

	June 30,	December 31,
(in thousands)	2026	2025
Long-lived assets:
United States	$195,608	$195,317
Asia	109,750	101,206
Europe	38,384	41,629
Other	57,920	58,370
Total long-lived assets	$401,662	$396,522

Note 12 – Accounts Receivable Sale Programs

As of June 30, 2026, in connection with trade accounts receivable sale programs with unaffiliated financial institutions, the Company may elect to sell, at a discount, on an ongoing basis, up to a maximum of $200.0 million of specific accounts receivable at any one time.

During the three months ended June 30, 2026 and 2025, the Company sold $129.7 million and $143.6 million, respectively, of accounts receivable under these programs, and in exchange, the Company received cash proceeds of $129.0 million and $142.7 million, respectively, net of the discount.

During the six months ended June 30, 2026 and 2025, the Company sold $286.9 million and $328.6 million, respectively, of accounts receivable under these programs, and in exchange, the Company received cash proceeds of $285.2 million and $326.5 million, respectively, net of the discount.

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

The fair value of the Company’s derivative instruments follows:

		June 30,	December 31,
(in thousands)	Balance Sheet Location	2026	2025
Derivatives designated as hedging instruments:
Forward currency exchange contracts	Other long-term assets	$1,864	$3,584
Interest rate swap agreement	Other long-term liabilities	93	2,441

Forward Currency Exchange Contracts

The Company utilizes forward currency exchange contracts to manage its foreign currency exposure. The Company enters into forward currency exchange contracts for its operations in Mexico, Europe and Asia. These instruments are designated as cash flow hedges and the changes in fair value of the derivatives are recorded in accumulated other comprehensive loss on the consolidated balance sheets until earnings are affected by the variability of the cash flows. The fair value estimates for the Company’s forward currency exchange contracts are based on Level 2 inputs of the fair value hierarchy, which includes obtaining directly or indirectly observable values from third parties active in the relevant markets. Inputs in the fair value of the foreign currency forward contracts include prevailing forward and spot prices for currencies.

During the three and six months ended June 30, 2026, the Company recorded unrealized losses of $0.9 million ($0.6 million net of tax) and $1.7 million ($1.3 million net of tax), respectively, on its forward currency exchange contracts in other comprehensive income and transferred unrealized gains of $1.3 million and $2.6 million, respectively, to cost of sales.

During the three and six months ended June 30, 2025, the Company recorded unrealized gains of $4.6 million ($3.4 million net of tax) and $7.0 million ($5.3 million net of tax), respectively, on its forward currency exchange contracts in other comprehensive income and transferred unrealized losses of $0.3 million and $1.2 million, respectively, to cost of sales.

At times, the Company enters into forward currency exchange contracts that have not been designated as accounting hedges and, therefore, changes in fair value are recorded in other expense, net in the consolidated statements of income.

Interest Rate Swap Agreement

The Company entered into an interest rate swap agreement on August 1, 2025 to hedge a portion of its interest rate exposure on outstanding borrowings under the Credit Agreement. The Company’s previous interest rate swap agreement was terminated effective August 1, 2025. Under the interest rate swap agreement, the Company receives variable rate interest payments based on the one-month

Term SOFR rate and pays fixed rate interest payments based on a 3.965% fixed interest rate. The effect of the swap is to convert a portion of the floating rate interest expense to fixed interest rate expense. Based on the terms of the interest rate swap agreement and the underlying borrowings outstanding under the Credit Agreement, the interest rate swap agreement was determined to be highly effective, and thus qualifies and has been designated as a cash flow hedge. As such, changes in the fair value of the interest rate swap agreement are recorded in accumulated other comprehensive loss on the consolidated balance sheets until earnings are affected by the variability of cash flows. The fair value estimates for the Company’s interest rate swap agreement were based on Level 2 inputs of the fair value hierarchy, as the Company obtains the valuation from a third party active in relevant markets. The valuation of the interest rate swap agreement is primarily measured through various pricing models and discounted cash flow analysis that incorporate observable market parameters, such as interest rate yield curves and volatility.

As of June 30, 2026, the notional amount of the interest rate swap agreement was $146.3 million.

During the three and six months ended June 30, 2026, the Company recorded unrealized gains of $1.2 million ($0.9 million net of tax) and $2.3 million ($1.8 million net of tax), respectively, on the interest rate swap agreement in other comprehensive income (loss).

During the three and six months ended June 30, 2025, the Company recorded unrealized losses of $0.8 million ($0.5 million net of tax) and $2.1 million ($1.6 million net of tax), respectively, on the Company's previous interest rate swap agreement in other comprehensive income (loss).

Note 14 – Accumulated Other Comprehensive Loss

A summary of the changes in accumulated other comprehensive loss follows:

	Three Months Ended June 30,
	2026				2025
(in thousands)	Foreign Currency Translation Adjustments	Derivative Instruments, Net of Tax	Other	Total	Foreign Currency Translation Adjustments	Derivative Instruments, Net of Tax	Other	Total
Beginning balance	$(9,131)	$1,069	$(2,638)	$(10,700)	$(14,216)	$(2,052)	$(831)	$(17,099)
Other comprehensive (loss) gain before reclassifications	(466)	1,578	215	1,327	7,066	2,586	120	9,772
Amounts reclassified from accumulated other comprehensive loss	—	(1,316)	—	(1,316)	—	266	—	266
Total other comprehensive (loss) income	(466)	262	215	11	7,066	2,852	120	10,038
Ending balance	$(9,597)	$1,331	$(2,423)	$(10,689)	$(7,150)	$800	$(711)	$(7,061)

	Six Months Ended June 30,
	2026				2025
(in thousands)	Foreign Currency Translation Adjustments	Derivative Instruments, Net of Tax	Other	Total	Foreign Currency Translation Adjustments	Derivative Instruments, Net of Tax	Other	Total
Beginning balance	$(7,112)	$857	$(2,720)	$(8,975)	$(17,446)	$(2,884)	$(911)	$(21,241)
Other comprehensive gain (loss) before reclassifications	(2,485)	3,099	297	911	10,296	2,454	200	12,950
Amounts reclassified from accumulated other comprehensive loss	—	(2,625)	—	(2,625)	—	1,230	—	1,230
Total other comprehensive income (loss)	(2,485)	474	297	(1,714)	10,296	3,684	200	14,180
Ending balance	$(9,597)	$1,331	$(2,423)	$(10,689)	$(7,150)	$800	$(711)	$(7,061)

See Note 13 for further discussion about the Company’s derivative instruments.

Note 15 – Contingencies

On December 31, 2025, the Company’s subsidiaries Benchmark Electronics Phoenix, Inc. and Benchmark electronics Tijuana S. de R.L. C.V. (Claimants) commenced an arbitration action against CommScope Holding Company, Inc., CommScope, Inc., CommScope, LLC, ARRIS Technology, Inc. and their affiliated entities (Respondents). The Claimants contend that Respondents are liable for excess and obsolete inventory for electronic components procured at Respondents’ request and for their benefit under the parties’ manufacturing services agreement. Efforts to settle the dispute amicably were unsuccessful and demand was made for payment for the excess and obsolete inventory the Claimants procured on Respondents’ behalf pursuant to the parties' manufacturing services agreement, plus carrying charges, prejudgment and post judgment interest, interim, preliminary or provisional remedies, declaratory relief, and costs. Respondents filed their answer and a counterclaim for breach of contract on January 14, 2026 and Claimants filed a motion to dismiss Respondents’ counterclaim on February 2, 2026. On March 30, 2026, Respondents agreed to dismiss their counterclaim voluntarily. The dispute is in its initial legal stages and the parties have just commenced discovery. The nature and extent of any potential recoveries, counterclaims, defenses or set offs are unknown at this time. While the Company is unable to provide any assurances as to the ultimate outcome of this matter, the Claimants intend to vigorously prosecute their claims against the Respondents.

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

During the six months ended June 30, 2026, the Company recognized $4.9 million of restructuring charges, which primarily related to a planned closure of our site in Phoenix, Arizona and other smaller activities involving capacity reductions and reductions in workforce in certain facilities across various regions. Phoenix, Arizona operations ceased during the second quarter of 2026 and all related restructuring activity is expected to be substantially complete in 2026. Additionally, the Company recorded a $0.3 million net recovery related to the settlement of a tax assessment in the Americas.

During the six months ended June 30, 2025, the Company recognized $3.3 million of restructuring charges, which primarily related to capacity and workforce reductions at its sites in the Americas. Additionally, the Company agreed to a $10.7 million settlement related to tax assessments in the Americas.

Accrued restructuring costs are included in accrued liabilities on the consolidated balance sheets.

The components of restructuring charges were as follows:

	Six Months Ended June 30, 2026
(in thousands)	Americas	Asia	Europe	Total
Severance costs	$3,791	$55	$64	$3,910
Other exit costs	963	—	—	963
Total restructuring charges	$4,754	$55	$64	$4,873

The changes in the Company’s accrued restructuring costs were as follows:

(in thousands)	Balances as of December 31, 2025	Restructuring Charges	Cash Payments	Non-Cash Activity	Balances as of June 30, 2026
Severance costs	$1,575	$3,910	$(4,067)	$—	$1,418
Other exit costs	—	963	(963)	—	—
Total accrued restructuring costs	$1,575	$4,873	$(5,030)	$—	$1,418

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The financial information and the discussion below should be read in conjunction with other information, including the unaudited condensed consolidated financial statements and Notes thereto in Part I, Item 1 of this quarterly report on Form 10-Q for the quarterly period ended June 30, 2026 (this Report), the consolidated financial statements and Notes thereto appearing in the Company’s annual report on Form 10-K for the year ended December 31, 2025 (the 2025 10-K), and Part I, Item 1A, Risk Factors of the 2025 10-K. In this Report, references to Benchmark, the Company or use of the words “we,” “our” and “us” include Benchmark’s subsidiaries unless otherwise noted.

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts and may include words such as “anticipate,” “believe,” “intend,” “plan,” “project,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” “will,” “could,” “predict,” and similar expressions of the negative or other variations thereof. In particular, statements, expressed or implied, concerning the Company's outlook and guidance for quarterly periods or fiscal year 2026 results, future operating results or margins, the ability to generate sales and income or cash flow, expected revenue mix, the Company’s business strategy and strategic initiatives, the Company’s expectations regarding enterprise AI opportunities, anticipated growth in bookings, and repurchases of shares of its common stock, the Company’s expectations regarding restructuring activity and charges, stock-based compensation expense, amortization of intangibles, award or extension of any tax incentives and capital expenditures, the Company’s intentions concerning the payment of dividends, the Company’s expectations regarding the impact of inflation, tariffs and trade policies, and the Company’s positions and strategies with respect to ongoing or threatened litigation and expected outcomes, among others, are forward-looking statements. Although the Company believes these statements are based on and derived from reasonable assumptions, they involve risks, uncertainties and assumptions, that are beyond the Company’s ability to control or predict, relating to operations, markets and the business environment generally, including those discussed under Part I, Item 1A of the 2025 10-K and in any of the Company’s subsequent reports filed with the Securities and Exchange Commission (the SEC). Risks and uncertainties relating to the possibility of customer demand fluctuations, supply chain constraints, continuing inflationary pressures, the effects of foreign currency fluctuations and high interest rates, geopolitical uncertainties including continuing hostilities and tensions in the Middle East and elsewhere, trade restrictions and sanctions, tariffs and retaliatory countermeasures, the ability to utilize the Company’s manufacturing facilities at sufficient levels to cover its fixed operating costs, or write-downs or write-offs of obsolete or unsold inventory, may have resulting impacts on the Company’s business, financial condition, results of operations, and the Company’s ability (or inability) to execute on its plans. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes, including the future results of the Company’s operations, may vary materially from those indicated. Undue reliance should not be placed on any forward-looking statements. Forward-looking statements are not guarantees of performance. All forward-looking statements included in this document are based upon information available to the Company as of the date of this document, and the Company assumes no obligation to update.

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
•
Design & Engineering Services include turnkey product design, designing for manufacturability, design optimization for our factory processes and supply chain, test development, concurrent and sustaining engineering, and regulatory services. Our engineering services may be for systems, subsystems, printed circuit boards and assemblies, and components. We have the flexibility and capability to engage anywhere in the design process flow. We provide these services across all the industries we serve. We often partner with our customers to provide turnkey product realization from requirements through the launch to volume production in our factories. We have also developed differentiated capabilities in radio frequency (RF) and optics.

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

A strong focus on human capital—encompassing the talent we attract, develop, and retain—is essential to sustaining our competitiveness and long-term success. Our people-first culture is grounded in our five core values: acting with integrity, valuing inclusion, commitment to customers, promoting ingenuity, and demonstrating genuine caring for one another, our customers, and the communities we serve. We are committed to fostering an environment where our team members feel engaged, valued, and empowered to thrive, recognizing that inclusion and diverse perspectives drive innovation, strengthen decision-making, and enhance overall performance. Our approach is centered on delivering exceptional value to our customers while achieving operational and financial performance aligned with our strategic objectives. Through ongoing employee engagement and customer listening strategies, we are committed to continually improving our practices, understanding that we serve our customers best by supporting our people first. We invest in building a forward-thinking, high-performing workforce by developing leaders at all levels and supporting the personal growth and career aspirations of our employees. These efforts are demonstrated through our executive development program, CLIMB; our general manager readiness program, ASCEND; and our employee mentorship program, Thrive.

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

Impact of Certain Factors on Results

Our sales depend on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, including conditions affecting the availability of electronic components or the failure of a major customer to pay for components or services, can impact our ability to fulfill customer demand. A substantial percentage of our sales are made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. Sales to our ten largest customers represented 50% and 53% of our total sales during the six months ended June 30, 2026 and 2025, respectively.

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

On February 20, 2026, the U.S. Supreme Court issued a ruling invalidating tariffs imposed under the International Emergency Economic Powers Act, including, among others, tariffs on imports of certain Canadian, Chinese, and Mexican goods, a universal baseline tariff on imports from most countries, and reciprocal tariffs on select countries. In March 2026, the U.S. Court of International Trade further ruled that importers that paid such tariffs are entitled to refunds. During the second quarter of 2026, U.S. Customs and Border Protection launched a process to administer IEEPA tariff refund claims, and the Company submitted claims for qualifying IEEPA tariff refunds. We continue to monitor developments related to tariffs and trade policies and evaluate the potential impact on our results of operations and financial condition. For the three and six months ended June 30, 2026, the Company recorded in the consolidated statement of income tariff refunds of $11.8 million as a reduction to cost of sales, reflecting the recovery of previously incurred tariff costs, and recorded a corresponding reduction to sales for amounts reimbursable to customers. For additional information, refer to Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, certain statements of income data expressed as a percentage of net sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	89.6	89.9	89.7	90.0
Gross profit	10.4	10.1	10.3	10.0
Selling, general and administrative expenses	6.1	6.3	6.2	6.2
Amortization of intangible assets	0.2	0.2	0.2	0.2
Restructuring charges and other costs	0.1	0.4	0.2	1.1
Income from operations	4.0	3.2	3.7	2.5
Other expense, net	(0.2)	(0.6)	(0.4)	(0.5)
Income before income taxes	3.8	2.6	3.3	2.0
Income tax expense	1.2	2.4	1.0	1.6
Net income	2.6%	0.2%	2.3%	0.4%

Sales

Sales for the second quarter of 2026 increased 18% from the second quarter of 2025.

Sales are analyzed by management by market sector and by geographic segment, which reflect our reportable segments. Our global business development strategy is based on our targeted market sectors. Management measures operational performance and allocates resources on a geographic segment basis.

Sales by market sector were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Semi-Cap	$223,477	$190,382	$414,142	$385,449
Industrial	160,597	141,629	293,885	278,376
A&D	111,219	126,255	230,998	248,111
Medical	133,556	109,570	262,032	213,207
AC&C	127,131	74,499	232,203	148,956
Total net sales	$755,980	$642,335	$1,433,260	$1,274,099

Semiconductor Capital Equipment. Sales for the three months ended June 30, 2026 increased 17% to $223.5 million from $190.4 million for the three months ended June 30, 2025. Sales for the six months ended June 30, 2026 increased 7% to $414.1 million from $385.4 million for the six months ended June 30, 2025. The increases were primarily due to favorable demand trends across end markets and new program awards.

Industrial. Sales for the three months ended June 30, 2026 increased 13% to $160.6 million from $141.6 million for the three months ended June 30, 2025. Sales for the six months ended June 30, 2026 increased 6% to $293.9 million from $278.4 million for the six months ended June 30, 2025. The increases were primarily due to increased demand from existing customers and raw material sales associated with the planned closure of our site in Phoenix, Arizona.

Aerospace and Defense. Sales for the three months ended June 30, 2026 decreased 12% to $111.2 million from $126.3 million for the three months ended June 30, 2025. Sales for the six months ended June 30, 2026 decreased 7% to $231.0 million from $248.1 million for the six months ended June 30, 2025. The decreases were primarily due to certain programs going end-of-life, partially offset by new program wins.

Medical. Sales for the three months ended June 30, 2026 increased 22% to $133.6 million from $109.6 million for the three months ended June 30, 2025. Sales for the six months ended June 30, 2026 increased 23% to $262.0 million from $213.2 million for the six months ended June 30, 2025. The increases were primarily due to program ramps.

Advanced Computing and Communications. Sales for the three months ended June 30, 2026 increased 71% to $127.1 million from $74.5 million for the three months ended June 30, 2025. Sales for the six months ended June 30, 2026 increased 56% to $232.2 million from $149.0 million for the six months ended June 30, 2025. The increases were primarily due to new program wins in high performance computing, driven primarily by customer investments in data center infrastructure.

Our international operations are subject to the risks of doing business abroad. See Part I, Item 1A of our 2025 10-K for factors pertaining to our international sales, fluctuations in foreign currency exchange rates and a discussion of potential adverse effects in operating results associated with the risks of doing business abroad. During the three months ended June 30, 2026 and 2025, 63% and 64%, respectively, of our sales were from international operations.

Sales by geographic segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Sales:
Americas	$340,460	$295,217	$651,755	$579,495
Asia	345,518	287,066	648,639	571,105
Europe	91,517	83,399	174,805	169,678
Elimination of intersegment sales	(21,515)	(23,347)	(41,939)	(46,179)
Total sales	$755,980	$642,335	$1,433,260	$1,274,099

Americas. Sales for the three months ended June 30, 2026 increased 15% to $340.5 million from $295.2 million for the three months ended June 30, 2025. Sales for the six months ended June 30, 2026 increased 12% to $651.8 million from $579.5 million for the six months ended June 30, 2025. The increases were primarily due to higher demand in AC&C, Medical, and Industrial sectors.

Asia. Sales for the three months ended June 30, 2026 increased 20% to $345.5 million from $287.1 million for the three months ended June 30, 2025. Sales for the six months ended June 30, 2026 increased 14% to $648.6 million from $571.1 million for the six months ended June 30, 2025. The increases were primarily due to an increase in demand for Industrial, AC&C, Semi-Cap, and A&D sectors.

Europe. Sales for the three months ended June 30, 2026 increased 10% to $91.5 million from $83.4 million for the three months ended June 30, 2025. Sales for the six months ended June 30, 2026 increased 3% to $174.8 million from $169.7 million for the six months ended June 30, 2025. The increases were primarily due to an increase in demand for Semi-Cap and Medical sectors, partially offset by lower demand in Industrial and A&D sectors.

Gross Profit

Gross profit for the three months ended June 30, 2026 increased 21% to $78.4 million from $64.8 million for the three months ended June 30, 2025. Gross profit margin increased to 10.4% for the three months ended June 30, 2026 from 10.1% for the three months ended June 30, 2025. The increases were primarily due to higher sales, which resulted in improved absorption of fixed manufacturing costs, as well as a more favorable mix of products sold.

Gross profit for the six months ended June 30, 2026 increased 15% to $147.6 million from $128.0 million for the six months ended June 30, 2025. Gross profit margin increased to 10.3% for the six months ended June 30, 2026 from 10.0% for the six months ended June 30, 2025. The increases were primarily due to increased throughput across operations, resulting in improved leverage of fixed manufacturing costs and a more favorable mix of products sold.

Income from Operations

Income from operations for the three months ended June 30, 2026 increased 48% to $30.3 million from $20.5 million in the three months ended June 30, 2025. Income from operations for the six months ended June 30, 2026 increased 62% to $52.1 million from $32.2 million in the six months ended June 30, 2025. The increases were primarily due to higher sales as well as decreased restructuring expenses and other costs, as the settlement of a tax assessment in the Americas was recorded during the six months ended June 30, 2025.

Income from operations by reportable segment was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Income from operations:
Americas	$19,535	$10,777	$27,357	$6,349
Asia	41,652	33,832	83,508	72,469
Europe	8,971	6,649	16,458	14,652
Corporate and intersegment eliminations	(39,905)	(30,772)	(75,196)	(61,225)
Total income from operations	$30,253	$20,486	$52,127	$32,245

Americas. Income from operations for the three months ended June 30, 2026 increased 81% to $19.5 million from $10.8 million for the three months ended June 30, 2025. Income from operations for the six months ended June 30, 2026 increased 331% to $27.4 million from $6.3 million for the six months ended June 30, 2025. The increases were primarily due to higher sales as well as decreased restructuring expenses and other costs, as the settlement of a tax assessment in the Americas was recorded during the six months ended June 30, 2025.

Asia. Income from operations for the three months ended June 30, 2026 increased 23% to $41.7 million from $33.8 million for the three months ended June 30, 2025. Income from operation for the six months ended June 30, 2026 increased 15% to $83.5 million from $72.5 million for the six months ended June 30, 2025. The increases were primarily due to higher sales.

Europe. Income from operations for the three months ended June 30, 2026 increased 35% to $9.0 million from $6.6 million for the three months ended June 30, 2025. Income from operations for the six months ended June 30, 2026 increased 12% to $16.5 million from $14.7 million for the six months ended June 30, 2025. The increases were primarily due to higher sales.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses increased to $46.1 million for the three months ended June 30, 2026 from $40.6 million for the three months ended June 30, 2025. SG&A expenses increased to $88.5 million for the six months ended June 30, 2026 from $79.4 million for the six months ended June 30, 2025. The increases were primarily due to higher variable compensation.

Amortization of Intangible Assets

Amortization of intangible assets was $1.2 million for both the three months ended June 30, 2026 and 2025. Amortization of intangible assets was $2.4 for both the six months ended June 30, 2026 and 2025.

Restructuring Charges and Other Costs

During the three and six months ended June 30, 2026, we recognized $1.1 million and $4.9 million of restructuring charges and other costs which primarily related to a planned closure of our site in Phoenix, Arizona and other smaller activities involving capacity reductions and reductions in workforce in certain facilities across various regions. Phoenix, Arizona operations ceased during the second quarter of 2026 and all related restructuring activity is expected to be substantially complete in 2026. Additionally, the Company recorded a $0.3 million net recovery related to the settlement of tax assessments in the Americas.

During the three and six months ended June 30, 2025, we recognized $1.9 million and $3.3 million restructuring charges and other costs primarily due to capacity and workforce reductions at our sites in the Americas. Additionally, the Company incurred $0.6 million and $10.7 million of settlement costs related to a tax assessment in the Americas for the three and six months ended June 30, 2025, respectively.

See Note 16 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Report for additional information on our restructuring charges and other costs.

Interest Expense

Interest expense decreased to $3.8 million for the three months ended June 30, 2026 from $6.3 million for the three months ended June 30, 2025. Interest expense decreased to $7.4 million for the six months ended June 30, 2026 from $11.6 million for the six months ended June 30, 2025. The decreases were primarily due to decreased borrowings and a lower interest rate environment.

Interest Income

Interest income decreased to $2.0 million for the three months ended June 30, 2026 from $3.1 million for the three months ended June 30, 2025. Interest income decreased to $3.9 million for the six months ended June 30, 2026 from $5.9 million for the six months ended June 30, 2025. The decreases were primarily due to a lower interest environment and lower cash balances in interest-bearing accounts.

Other Income (Expense), Net

Other income (expense), net increased to income of $0.2 million for the three months ended June 30, 2026 from expense of $0.7 million for the three months ended June 30, 2025. Other income (expense), net was flat at expense of $1.5 million for the six months ended June 30, 2026 and 2025. The increase for the three months ended June 30, 2026 was primarily due to higher foreign currency exchange gains.

Income Tax Expense

Income tax expense was $8.8 million for the three months ended June 30, 2026, resulting in an effective tax rate of 30.8%, compared with income tax expense of $15.6 million and an effective tax rate of 94.1% for the three months ended June 30, 2025. Income tax expense was $14.2 million for the six months ended June 30, 2026, resulting in an effective tax rate of 30.2%, compared with income tax expense of $20.4 million and an effective tax rate of 81.5% for the six months ended June 30, 2025. The decrease in the effective tax rate for the three and six months ended June 30, 2026 compared to the respective prior year periods was primarily attributable to a $10.4 million discrete tax expense recorded during the three months ended June 30, 2025 related to foreign withholding taxes on repatriated dividends and recognition of deferred tax liabilities on unremitted earnings in China.

Net Income

We reported net income of $19.9 million, or $0.55 per diluted share, for the three months ended June 30, 2026, compared with net income of $1.0 million, or $0.03 per diluted share, for the three months ended June 30, 2025. We reported net income of $32.9 million, or $0.91 per diluted share, for the six months ended June 30, 2026, compared with net income of $4.6 million, or $0.13 per diluted share, for the six months ended June 30, 2025. The increases were primarily due to the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our organic growth and operations through funds generated from operations and borrowings under our Credit Agreement (as defined below), consisting of a $150 million term loan facility and a $550 million revolving credit facility, both with a maturity date of June 27, 2030. Cash, cash equivalents and restricted cash totaled $315.2 million as of June 30, 2026, which included $311.0 million held outside the United States in various foreign subsidiaries.

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

Cash Flows

Cash provided from operating activities was $81.7 million during the six months ended June 30, 2026, and primarily consisted of $32.9 million of net income, adjusted for $23.9 million of depreciation and amortization, $11.6 million of stock-based compensation expense, a $150.5 million increase in accounts payable, an $8.8 million increase in advance payments from customers, and a $6.4 million increase in accrued liabilities partially offset by a $62.7 million increase in inventories, a $61.9 million increase in accounts receivable, a $13.9 million increase in prepaid expenses and other assets, and a $13.6 million increase in contract assets. Working capital was $0.8 billion as of June 30, 2026.

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

Cash used in investing activities was $29.1 million during the six months ended June 30, 2026 primarily due to capital expenditures for property, plant and equipment of $28.8 million and purchased software of $2.4 million partially offset by proceeds from the sale of assets held for sale of $2.3 million. The purchases of property, plant and equipment were primarily for buildings and machinery and equipment in the Americas and Asia.

Cash used in financing activities was $56.2 million during the six months ended June 30, 2026. Borrowings under the Credit Agreement were $271.0 million and principal payments under the Credit Agreement were $300.9 million. In addition, during the six months ended June 30, 2026, we paid $12.2 million for dividends, $8.3 million for employee taxes in connection with the settlement of stock-based awards, and $5.8 million for share repurchases.

Credit Agreement

On June 27, 2025, the Company entered into a $700 million second amended and restated credit agreement (the Credit Agreement) by and among the Company, certain of its subsidiaries, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Swingline Lender and an L/C Issuer. The Credit Agreement is comprised of a five-year $550 million revolving credit facility and a five-year $150 million term loan facility, both with a maturity date of June 27, 2030. As of June 30, 2026, we had $146.3 million in borrowings outstanding under the term loan facility, $37.0 million outstanding under our revolving credit facility and $4.0 million in letters of credit outstanding under our revolving credit facility. See Note 5 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Report for more information regarding the terms of our Credit Agreement.

The Credit Agreement contains certain financial covenants related to interest coverage and debt leverage, and certain customary affirmative and negative covenants, including restrictions on our ability to incur additional debt and liens, pay dividends, repurchase shares, sell assets, including trade accounts receivable, and merge or consolidate with other persons. Amounts due under the Credit Agreement could be accelerated upon specified events of default, including a failure to pay amounts due, breach of a covenant, material inaccuracy of a representation, or occurrence of bankruptcy or insolvency, subject, in some cases, to cure periods. As of June 30, 2026, we were in compliance with all of these covenants and restrictions.

As of June 30, 2026, we had $509.0 million available for borrowings under the Credit Agreement, subject to compliance with financial covenants as to interest coverage and debt leverage, in addition to other debt covenant restrictions. During the next 12 months, we believe our capital expenditures will approximate $80 million to $90 million, principally for machinery and equipment to help increase our production capacity to support anticipated revenue growth and our ongoing business around the globe.

Dividends

During the six months ended June 30, 2026 and 2025, cash dividends paid totaled $12.2 million and $12.3, respectively. On June 8, 2026, the Board of Directors declared a quarterly cash dividend of $0.17 per share of the Company’s common stock to shareholders of record as of June 30, 2026. The dividend of $6.1 million was paid on July 10, 2026.

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

The Company repurchased 0.1 million shares for an aggregate of $5.8 million at an average price of $53.67 per share during the six months ended June 30, 2026. As of June 30, 2026, the Company had $116.9 million remaining under share repurchase authorizations. See Note 7 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Report for more information on the share repurchase authorization.

CONTRACTUAL OBLIGATIONS

We have certain contractual obligations that were summarized in “Contractual Obligations” under Part II, Item 7 in our 2025 10-K. Other than items discussed in Note 5 and Note 6 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Report, there have been no material changes to our contractual obligations, outside of the ordinary course of our business, since December 31, 2025.

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

We transact business in various foreign countries and are subject to foreign currency fluctuation risks. We use natural hedging and forward contracts to economically hedge transactional exposure primarily associated with trade accounts receivable, other receivables and trade accounts payable that are denominated in a currency other than the functional currency of the respective operating entity. We do not use derivative financial instruments for speculative purposes. At times, the Company enters into forward currency exchange contracts that have not been designated as accounting hedges and, therefore, changes in fair value are recorded in other expense, net in the consolidated statements of income in Part I, Item 1 of this Report.

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

We are also exposed to interest rate risk on borrowings under our Credit Agreement. As of June 30, 2026, we had $146.3 million outstanding on the floating rate term loan facility, and we have an interest rate swap agreement with a notional amount of $146.3 million and a fixed interest rate of 3.965%. Under this swap agreement, we receive variable rate interest rate payments and pay fixed rate interest payments. The effect of this swap is to convert our floating rate interest expense to a fixed interest rate expense. The interest rate swap is designated as a cash flow hedge.

For additional information regarding our forward currency exchange contracts and interest rate swap agreement, see Note 13 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Report.

Item 4. Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter covered by this Report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information for the three months ended June 30, 2026 about the Company’s repurchases of its equity securities registered pursuant to Section 12 of the Exchange Act:

(d)
			(c)	Maximum
			Total	Number (or
			Number of	Approximate
			Shares (or Units)	Dollar Value) of
	(a)		Purchased as	Shares (or Units)
	Total	(b)	Part of Publicly	that May Yet Be
	Number of	Average Price	Announced	Purchased Under
	Shares (or Units)	Paid per Share	Plans or	the Plans or
(amounts in millions, except share and per share data)	Purchased	(or Unit)	Programs	Programs (1)
April 1 to 30, 2026	—	$—	—	$116.9
May 1 to 31, 2026	—	—	—	116.9
June 1 to 30, 2026	—	—	—	116.9
Total	—	—	—	116.9

(1) On February 19, 2020, the Board of Directors authorized the repurchase of an additional $150 million of the Company’s common stock. Stock purchases may be made in the open market, in privately negotiated transactions or block transactions, at the discretion of the Company’s management and as market conditions warrant. Purchases are funded from available cash and may be commenced, suspended or discontinued at any time without prior notice. Shares of stock repurchased under the program are retired. The Company did not repurchases shares during the three months ended June 30, 2026. As of June 30, 2026, the Company had $116.9 million remaining under share repurchase authorizations.

Item 5. Other Information

Rule 10b5-1 Plan Adoptions and Terminations

During the three months ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, each as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Exhibit Description

3.1	Restated Certificate of Formation dated May 17, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 17, 2016 (Commission file number 1-10560))

3.2

Amended and Restated Bylaws of the Company dated December 2, 2020 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated December 7, 2020 (Commission file number 1-10560))

4.1

Specimen form of certificate evidencing the Common Shares (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (Commission file number 1-10560))

10.1

Second Amendment to the Benchmark Electronics, Inc. 2019 Omnibus Incentive Compensation Plan (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed April 17, 2026 (Commission file number 1-10560))

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

(2) Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on July 29, 2026.

BENCHMARK ELECTRONICS, INC.

(Registrant)

By:	/s/ David A. Moezidis
David A. Moezidis
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Bryan R. Schumaker
Bryan R. Schumaker
Chief Financial Officer
(Principal Financial and Accounting Officer)