Form 10-Q
period 2026-09-30
BENCHMARK ELECTRONICS INC
filed 2026-10-28
CIK 863436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

Yes ☐ No ☑

As of October 26, 2026, there were 35,765,341 shares of common stock of Benchmark Electronics, Inc., par value $0.10 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
(in thousands, except par value)	2026	2025
Assets
Current assets:
Cash and cash equivalents	$290,656	$322,064
Restricted cash	—	336
Accounts receivable, net of allowance for doubtful accounts of $255 and $438, respectively	435,296	391,101
Contract assets	221,548	182,870
Inventories	633,575	482,544
Prepaid expenses and other current assets	118,182	69,226
Total current assets	1,699,257	1,448,141
Property, plant and equipment, net	239,032	223,784
Operating lease right-of-use assets	101,175	102,664
Goodwill	192,116	192,116
Deferred income taxes	33,896	34,936
Other long-term assets	51,794	70,074
Total assets	$2,317,270	$2,071,715
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$3,750	$3,750
Accounts payable	663,708	403,222
Advance payments from customers	123,722	115,545
Income taxes payable	3,085	7,685
Accrued liabilities	115,659	105,375
Total current liabilities	909,924	635,577
Long-term debt, net of current installments	154,086	206,826
Operating lease liabilities	95,948	98,689
Other long-term liabilities	20,929	23,307
Deferred income taxes	7,929	7,513
Total liabilities	1,188,816	971,912
Shareholders’ equity:
Preferred stock, $0.10 par value; 5,000 shares authorized, none issued	—	—
Common stock, $0.10 par value; 145,000 shares authorized; issued and outstanding – 35,823 and 35,669, respectively	3,582	3,567
Additional paid-in capital	546,569	537,048
Retained earnings	588,173	568,163
Accumulated other comprehensive loss	(9,870)	(8,975)
Total shareholders’ equity	1,128,454	1,099,803
Total liabilities and shareholders’ equity	$2,317,270	$2,071,715

See the accompanying notes to the unaudited condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2026	2025	2026	2025
Sales	$810,898	$680,678	$2,244,158	$1,954,777
Cost of sales	726,451	612,735	2,012,077	1,758,882
Gross profit	84,447	67,943	232,081	195,895
Selling, general and administrative expenses	50,372	41,520	138,913	120,889
Amortization of intangible assets	1,205	1,205	3,613	3,613
Restructuring charges and other costs	2,171	1,557	6,729	15,487
Income from operations	30,699	23,661	82,826	55,906
Interest expense	(3,433)	(4,418)	(10,833)	(16,061)
Interest income	1,952	1,955	5,842	7,822
Other expense, net	(2,363)	(608)	(3,843)	(2,076)
Income before income taxes	26,855	20,590	73,992	45,591
Income tax expense	9,708	6,327	23,940	26,712
Net income	$17,147	$14,263	$50,052	$18,879
Earnings per share:
Basic	$0.48	$0.40	$1.40	$0.53
Diluted	$0.47	$0.39	$1.38	$0.52
Weighted-average number of shares outstanding:
Basic	35,879	35,802	35,848	35,947
Diluted	36,396	36,182	36,359	36,337

See the accompanying notes to the unaudited condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Net income	$17,147	$14,263	$50,052	$18,879
Other comprehensive income (loss):
Foreign currency translation adjustments	(61)	(45)	(2,546)	10,251
Unrealized gain on derivatives, net of tax	570	182	1,044	3,866
Other	310	(256)	607	(56)
Total other comprehensive income (loss)	819	(119)	(895)	14,061
Comprehensive income	$17,966	$14,144	$49,157	$32,940

See the accompanying notes to the unaudited condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(unaudited)

(in thousands)	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balances, December 31, 2025	35,669	$3,567	$537,048	$568,163	$(8,975)	$1,099,803
Net income	—	—	—	50,052	—	50,052
Other comprehensive loss	—	—	—	—	(895)	(895)
Dividends declared	—	—	—	(18,298)	—	(18,298)
Shares repurchased and retired	(225)	(23)	(2,499)	(11,744)	—	(14,266)
Stock-based compensation expense	—	—	21,156	—	—	21,156
Vesting of restricted stock units	531	53	(53)	—	—	—
Shares withheld for taxes	(152)	(15)	(9,083)	—	—	(9,098)
Balances, September 30, 2026	35,823	$3,582	$546,569	$588,173	$(9,870)	$1,128,454

Balances, June 30, 2026	35,919	$3,592	$539,106	$584,274	$(10,689)	$1,116,283
Net income	—	—	—	17,147	—	17,147
Other comprehensive income	—	—	—	—	819	819
Dividends declared	—	—	—	(6,090)	—	(6,090)
Shares repurchased and retired	(117)	(12)	(1,297)	(7,158)	—	(8,467)
Stock-based compensation expense	—	—	9,545	—	—	9,545
Vesting of restricted stock units	31	3	(3)	—	—	—
Shares withheld for taxes	(10)	(1)	(782)	—	—	(783)
Balances, September 30, 2026	35,823	$3,582	$546,569	$588,173	$(9,870)	$1,128,454

(in thousands)	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balances, December 31, 2024	35,992	$3,599	$534,945	$596,010	$(21,241)	$1,113,313
Net income	—	—	—	18,879	—	18,879
Other comprehensive income	—	—	—	—	14,061	14,061
Dividends declared	—	—	—	(18,306)	—	(18,306)
Derecognition of subsidiary equity due to divestiture	—	—	—	(622)	—	(622)
Shares repurchased and retired	(682)	(68)	(7,594)	(18,332)	—	(25,994)
Stock-based compensation expense	—	—	15,077	—	—	15,077
Stock options exercised	1	—	4	—	—	4
Vesting of restricted stock units	547	55	(55)	—	—	—
Shares withheld for taxes	(176)	(18)	(7,134)	—	—	(7,152)
Balances, September 30, 2025	35,682	$3,568	$535,243	$577,629	$(7,180)	$1,109,260

Balances, June 30, 2025	35,912	$3,591	$533,155	$577,185	$(7,061)	$1,106,870
Net income	—	—	—	14,263	—	14,263
Other comprehensive loss	—	—	—	—	(119)	(119)
Dividends declared	—	—	—	(6,065)	—	(6,065)
Derecognition of subsidiary equity due to divestiture	—	—	—	(622)	—	(622)
Shares repurchased and retired	(255)	(25)	(2,842)	(7,132)	—	(9,999)
Stock-based compensation expense	—	—	5,345	—	—	5,345
Vesting of restricted stock units	36	4	(4)	—	—	—
Shares withheld for taxes	(11)	(2)	(411)	—	—	(413)
Balances, September 30, 2025	35,682	$3,568	$535,243	$577,629	$(7,180)	$1,109,260

See the accompanying notes to the unaudited condensed consolidated financial statements.

BENCHMARK ELECTRONICS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
(in thousands)	2026	2025
Cash flows from operating activities:
Net income	$50,052	$18,879
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	28,437	27,898
Amortization	7,605	7,731
Stock-based compensation expense	21,156	15,077
Provision for doubtful accounts	295	—
Deferred income taxes	999	(1,442)
Gain on assets held for sale	(399)	—
Loss on the sale of property, plant and equipment	4	44
Gain on business divestiture	—	(2,351)
Changes in operating assets and liabilities:
Accounts receivable	(46,004)	38,744
Contract assets	(38,678)	(31,429)
Inventories	(152,258)	48,547
Prepaid expenses and other assets	(24,357)	(20,926)
Accounts payable	260,485	19,566
Advance payments from customers	8,176	(19,449)
Accrued liabilities	12,605	(12,365)
Operating leases	(913)	1,908
Income taxes	(15,590)	(25,144)
Net cash provided by operating activities	111,615	65,288
Cash flows from investing activities:
Additions to property, plant and equipment	(43,310)	(25,175)
Additions to capitalized purchased software	(3,359)	(2,779)
Cash received from business divestiture	—	5,056
Proceeds from the sale of assets held for sale	2,260	—
Proceeds from the disposal of property, plant and equipment	99	89
Other, net	(77)	(1)
Net cash used in investing activities	(44,387)	(22,810)
Cash flows from financing activities:
Borrowings under borrowing facilities	457,000	733,594
Principal payments on borrowing facilities	(509,813)	(772,578)
Dividends paid	(18,269)	(18,360)
Employee taxes paid with shares withheld	(9,098)	(7,152)
Proceeds from stock options exercised	—	4
Debt issuance costs	(362)	(2,289)
Principal payments on finance leases	—	(142)
Share repurchases	(14,266)	(25,994)
Net cash used in financing activities	(94,808)	(92,917)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4,164)	8,473
Net decrease in cash, cash equivalents and restricted cash	(31,744)	(41,966)
Cash, cash equivalents and restricted cash at the beginning of the year	322,400	328,027
Cash, cash equivalents and restricted cash at the end of the period	$290,656	$286,061

Supplemental cash flow information:
Income taxes paid, net	$22,241	$58,974
Interest paid	10,337	15,461
Non-cash investing activities:
Unpaid purchases of property, plant and equipment at the end of the period	11,846	3,978
Unpaid purchases of capitalized purchased software costs at the end of the period	646	2,053

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

Note 2 – New Accounting Pronouncements

In December 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2025-10, Government Grants (ASU 2025-10): Accounting for Government Grants Received by Business Entities, which adds guidance to Accounting Standards Codification (ASC) Topic 832. It requires business entities to recognize government grants when it is probable that conditions will be met and the grant will be received. It applies to for-profit entities, requiring recognition of income-related grants systematically over related costs and asset-related grants via deferred income or net reduction methods. The guidance is effective for fiscal years beginning after December 15, 2028, and interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the guidance and its impact to the financial statements.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-03), which requires public entities to disclose specified information about certain costs and expenses. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the guidance and its impact to the financial statements.

The Company does not believe that any other recently issued accounting standards will have a material impact on its consolidated financial position, results of operations or cash flows, or will apply to its operations.

Note 3 – Inventories

Inventory costs are summarized as follows:

	September 30,	December 31,
(in thousands)	2026	2025
Raw materials	$608,779	$461,134
Work in process	21,866	17,193
Finished goods	2,930	4,217
Total inventories	$633,575	$482,544

Note 4 – Goodwill and Other Intangible Assets

Goodwill allocated to the Company’s reportable operating segments follows:

(in thousands)	Americas	Asia	Total
Goodwill as of September 30, 2026 and December 31, 2025	$154,014	$38,102	$192,116

A summary of the Company’s acquired identifiable intangible assets and capitalized purchased software costs follows:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$100,173	$(85,163)	$15,010
Capitalized purchased software costs	43,885	(33,409)	10,476
Technology licenses	15,500	(15,500)	—
Trade names and trademarks	7,800	—	7,800
Other	869	(470)	399
Total intangible assets as of September 30, 2026	$168,227	$(134,542)	$33,685

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$100,176	$(81,603)	$18,573
Capitalized purchased software costs	42,105	(30,121)	11,984
Technology licenses	15,500	(15,500)	—
Trade names and trademarks	7,800	—	7,800
Other	868	(452)	416
Total intangible assets as of December 31, 2025	$166,449	$(127,676)	$38,773

A summary of the components of amortization expense, as presented in the consolidated statements of cash flows, follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Amortization of intangible assets	$1,205	$1,205	$3,613	$3,613
Amortization of capitalized purchased software costs	1,199	1,124	3,558	3,493
Amortization of debt costs	151	141	434	625
Total amortization expense	$2,555	$2,470	$7,605	$7,731

A summary of the future amortization expense related to the Company’s intangible assets held as of September 30, 2026 for each of the next five years follows (in thousands):

Year ending December 31,	Amortization Expense
Remaining 3 months of 2026	$1,204
2027	4,817
2028	4,817
2029	4,218
2030	56

Note 5 – Borrowing Facilities

Long-term debt consists of the following:

	September 30,	December 31,
(in thousands)	2026	2025
Malaysia facility	$15,000	$—
Revolving credit facility	—	65,000
Term loan	145,313	148,125
Less: unamortized debt issuance costs	(2,477)	(2,549)
Total long-term debt, including current installments	$157,836	$210,576

On June 27, 2025, the Company entered into a $700 million second amended and restated credit agreement (the Credit Agreement) by and among the Company, certain of its subsidiaries (the Guarantors), the lenders party thereto and Bank of America, N.A., as Administrative Agent, Swingline Lender and an L/C Issuer (Bank of America). The Credit Agreement is comprised of a five-year $550 million revolving credit facility (the Revolving Credit Facility) and a five-year $150 million term loan facility (the Term Loan Facility), both with a maturity date of June 27, 2030. On September 2, 2026, the Company’s Malaysian subsidiary entered into a separate credit agreement (the Malaysia Agreement) for a $45 million revolving credit facility (the Malaysia Facility and, together with the Revolving Credit Facility, the Revolving Borrowing Facilities) with Bank of America Malaysia Berhad, as contemplated by the Credit Agreement. The Malaysia Facility matures on June 27, 2030.

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

The Revolving Borrowing Facilities are available for general corporate purposes. Principal under the Term Loan Facility amortizes in equal quarterly installments of 0.625% of the initial aggregate term loan advances, beginning on September 30, 2025, through June 30, 2028. Thereafter, quarterly installments will increase to 1.25% of the initial aggregate term loan advances, continuing until the maturity date.

Interest on outstanding borrowings under the Credit Agreement and Malaysia Agreement (other than swingline loans) will accrue, at the Company’s option, at (a) Term Secured Overnight Financing Rate (Term SOFR) plus the Applicable Rate (as defined in the Credit Agreement, approximately 1.00% to 2.125% per annum depending on various factors) or (b) for U.S. dollar denominated loans, the base rate (which is the highest of (i) the federal funds rate plus 0.50%, (ii) the Bank of America, N.A. prime rate, (iii) Term SOFR plus 1.00% and (iv) 1.00%).

As of September 30, 2026, a portion of the $145.3 million outstanding debt under the Credit Agreement is effectively at a fixed interest rate of 3.965%, plus credit spread, resulting from a $145.3 million notional interest rate swap agreement, which is discussed in Note 13. A commitment fee of 0.15% to 0.30% per annum (based on the debt to EBITDA ratio) on the unused portion of the Revolving Credit Facility is payable quarterly in arrears.

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

The Credit Agreement contains certain financial covenants related to interest coverage and debt leverage, and certain customary affirmative and negative covenants, including restrictions on the Company’s ability to incur additional debt and liens, pay dividends, repurchase shares, sell assets and merge or consolidate with other persons. Amounts due under the Credit Agreement may be accelerated upon customary specified events of default, including a failure to pay amounts due, breach of a covenant, material inaccuracy of a representation, or occurrence of bankruptcy or insolvency, subject, in some cases, to cure periods. As of September 30, 2026, the Company was in compliance with all of these covenants and restrictions.

As of September 30, 2026, the Company had $145.3 million in borrowings outstanding under the Term Loan Facility, $15.0 million in borrowings outstanding under the Malaysia Facility, and $4.0 million in letters of credit outstanding under the Revolving Credit Facility. As of September 30, 2026, the Company had an aggregate of $576.0 million available for future borrowings under the Revolving Borrowing Facilities subject to compliance with financial covenants as to interest coverage and debt leverage, in addition to other debt covenant restrictions, as applicable.

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

The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Finance lease costs:
Interest on lease liabilities	$—	$1	$—	$4
Operating lease costs	4,735	5,124	14,566	16,981
Short-term lease costs	171	243	525	521
Variable lease costs	472	470	1,524	1,514
Total lease costs	$5,378	$5,838	$16,615	$19,020

A summary of cash flow information related to leases follows:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$15,027	$16,809
Operating cash flows used for finance leases	—	3
Financing cash flows used for finance leases	—	142
Right-of-use assets obtained in exchange for new operating lease liabilities	10,096	655

A summary of other information about the Company’s leases follows:

	September 30,	December 31,
(dollars in thousands)	2026	2025
Operating lease right-of-use assets	$101,175	$102,664
Operating lease liabilities, current (included in accrued liabilities)	$14,382	$14,042
Operating lease liabilities, noncurrent	$95,948	$98,689
Weighted average remaining lease term – operating leases	7.6 yrs	8.4 yrs
Weighted average discount rate – operating leases	4.7%	4.6%

A summary of the Company's future annual minimum lease payments as of September 30, 2026 follows (in thousands):

Year ending December 31,	Operating Leases
Remaining 3 months of 2026	$5,042
2027	18,534
2028	17,646
2029	16,488
2030 and thereafter	74,516
Total minimum lease payments	132,226
Less: imputed interest	(21,896)
Total present value of lease liabilities	$110,330

Note 7 – Common Stock and Stock-Based Awards

Dividends

For the three and nine months ended September 30, 2026, cash dividends paid totaled $6.1 million and $18.3 million, respectively. For the three and nine months ended September 30, 2025, cash dividends paid totaled $6.1 million and $18.4 million, respectively.

On September 8, 2026, the Company declared a quarterly cash dividend of $0.17 per share of the Company’s common stock to shareholders of record as of September 30, 2026. The dividend was paid on October 13, 2026.

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

The Company repurchased 0.1 million shares and 0.2 million shares during the three and nine months ended September 30, 2026, respectively, for an aggregate of $8.5 million and $14.3 million, respectively, at an average price of $72.61 and $63.50, respectively. As of September 30, 2026, the Company had $108.4 million remaining under share repurchase authorizations.

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

On May 28, 2026, the Company's shareholders approved an amendment to the 2019 Plan to increase the total number of authorized common shares available for grant thereunder by 1.8 million shares. As of September 30, 2026, the Company had 2.9 million common shares available for issuance under the 2019 Plan.

All share-based payments to employees of the Company, including grants of employee stock options (last awarded in 2015), are recognized in the consolidated financial statements based on their grant date fair values. The total compensation costs recognized for stock-based awards were $9.5 million and $21.2 million for the three and nine months ended September 30, 2026, respectively. The total compensation costs recognized for stock-based awards were $5.3 million and $15.1 million for the three and nine months ended September 30, 2025, respectively. The future tax benefit of these stock-based awards as of the grant date was $0.8 million and $2.3 million for the three and nine months ended September 30, 2026, respectively. The future tax benefit of these stock-based awards as of the grant date was $1.2 million and $2.2 million for the three and nine months ended September 30, 2025, respectively. The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option pricing model. The fair values of restricted stock units and performance-based restricted stock units are determined based on the closing market price of the Company’s common stock on the date of grant. For performance-based restricted stock units, compensation cost is calculated taking into consideration the probability that the underlying performance goals will be achieved, which is monitored by management throughout the requisite service period. When it becomes probable, based on management’s expectation of the Company’s performance during the measurement period, that more or less than the previous estimate of the awarded shares will vest, an adjustment to compensation cost is recognized as a change in accounting estimate in the period the change is determined.

As of September 30, 2026, the unrecognized compensation costs and remaining weighted-average amortization periods related to stock-based awards were as follows:

(in thousands)	Time- Based Restricted Stock Units	Performance- Based Restricted Stock Units(1)
Unrecognized compensation cost	$28,578	$7,598
Remaining weighted-average amortization period	1.8 years	1.9 years

(1) Based on the probable achievement of the performance goals identified in each award.

The actual tax benefit realized as a result of vesting of share-based awards for the nine months ended September 30, 2026 and 2025 were $4.8 million and $3.2 million, respectively. For the nine months ended September 30, 2025, the total intrinsic value of stock options exercised was less than $0.1 million.

For performance-based restricted stock units granted during the nine months ended September 30, 2026 and 2025, the number of performance-based restricted stock units that will ultimately be earned will not be determined until the end of the respective performance periods, and may vary from as low as zero to as high as 2 times the target number depending on the level of achievement of certain performance goals. The level of achievement of these goals is based upon the financial results of the Company for the last full calendar year within the performance period. The performance goals consist of certain levels of achievement using the following financial metrics: for the performance-based restricted stock units granted during the nine months ended September 30, 2026, revenue and earnings per share, and for the performance-based restricted stock units granted during the nine months ended September 30, 2025, revenue, operating income margin, and operating cash flow. If the performance goals are not met based on the Company’s financial results, the applicable performance-based restricted stock units will not vest and will be forfeited. Shares subject to forfeited performance-based restricted stock units will be available for re-issuance under the 2019 Plan.

The following table summarizes the activities related to the Company’s time-based restricted stock units:

(in thousands, except per share data)	Number of Units	Weighted- Average Grant Date Fair Value
Non-vested awards outstanding as of December 31, 2025	1,087	$34.14
Granted	370	60.23
Vested	(531)	31.84
Forfeited	(46)	39.05
Non-vested awards outstanding as of September 30, 2026	880	$46.25

The following table summarizes the activities related to the Company’s performance-based restricted stock units:

(in thousands, except per share data)	Number of Units	Weighted- Average Grant Date Fair Value
Non-vested awards outstanding as of December 31, 2025	448	$32.50
Granted(1)	94	58.05
Forfeited	(156)	25.55
Non-vested awards outstanding as of September 30, 2026	386	$41.54

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

The following table sets forth the calculation of the Company’s basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2026	2025	2026	2025
Net income	$17,147	$14,263	$50,052	$18,879

Denominator for basic earnings per share	35,879	35,802	35,848	35,947
Incremental common shares attributable to outstanding restricted stock units	517	380	511	390
Denominator for diluted earnings per share	36,396	36,182	36,359	36,337

Earnings per share:
Basic	$0.48	$0.40	$1.40	$0.53
Diluted	$0.47	$0.39	$1.38	$0.52

Restricted stock units totaling less than 0.1 million common shares for both the three and nine months ended September 30, 2026 were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive. Restricted stock units totaling less than 0.1 million common shares for both the three and nine months ended September 30, 2025 were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

Note 9 – Income Taxes

Income tax expense consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Income before income taxes	$26,855	$20,590	$73,992	$45,591
Income tax expense	$9,708	$6,327	$23,940	$26,712
Effective tax rate	36.1%	30.7%	32.4%	58.6%

The Company’s effective income tax rate was 36.1% and 32.4% for the three and nine months ended September 30, 2026, respectively, compared with the U.S. federal statutory income tax rate of 21%. The higher effective tax rates were primarily attributable to losses incurred in certain jurisdictions for which no tax benefit was recognized, the geographic mix of earnings among the jurisdictions in which the Company operates, and the impact of the Organization for Economic Co-operation and Development (OECD) Pillar Two Global Minimum Tax. These impacts were partially offset by tax incentives available in certain foreign jurisdictions.

The Company's effective income tax rate was 30.7% and 58.6% for the three and nine months ended September 30, 2025, respectively, compared to the U.S. federal statutory income tax rate of 21%. The higher effective tax rates were primarily attributable to losses incurred in certain jurisdictions for which no tax benefit was recognized and the geographic mix of earnings among the jurisdictions in which the Company operates. These impacts were partially offset by tax incentives available in certain foreign jurisdictions. In addition, the effective tax rate for the nine-month period was impacted by a discrete tax expense related to foreign withholding taxes on repatriated dividends and the recognition of deferred tax liabilities associated with unremitted earnings in China.

The Company has been granted certain tax incentives, including tax holidays, for its subsidiaries in Thailand and China. These incentives expire at various dates, unless extended, renewed, or otherwise modified, and are subject to certain conditions with which the Company expects to remain in compliance. Tax incentives in Thailand expire at various dates through December 31, 2031. In the fourth quarter of 2024, the Company was granted a tax incentive in China that applies retroactively from January 1, 2024 through December 31, 2026 and reduces the statutory tax rate from 25% to 15%. The net impact of these tax incentives reduced foreign income tax expense by approximately $4.3 million (approximately $0.12 per diluted share) and $4.1 million (approximately $0.11 per diluted share) for the nine months ended September 30, 2026 and 2025, respectively.

A summary of the Company’s tax incentives follows:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Thailand	$3,207	$2,847
China	1,124	1,247
Total tax incentives	$4,331	$4,094

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

Disaggregation of Revenue

The following tables provide a summary of the Company’s revenue disaggregated by market sector and a reconciliation of the disaggregated revenue to the Company’s revenue by reportable operating segment:

	Three Months Ended September 30, 2026
(in thousands)	Americas	Asia	Europe	Total
Market sector:
Semi-Cap	$54,855	$158,939	$26,904	$240,698
Industrial	30,988	116,196	24,426	171,610
A&D	101,092	11,236	15,616	127,944
Medical	78,613	39,756	19,801	138,170
AC&C	93,988	38,488	—	132,476
External revenue	359,536	364,615	86,747	810,898
Elimination of intersegment sales	9,861	10,663	2,644	23,168
Segment revenue	$369,397	$375,278	$89,391	$834,066

	Nine Months Ended September 30, 2026
(in thousands)	Americas	Asia	Europe	Total
Market sector:
Semi-Cap	$145,212	$422,797	$86,831	$654,840
Industrial	89,532	302,832	73,131	465,495
A&D	281,080	33,373	44,489	358,942
Medical	230,464	118,100	51,638	400,202
AC&C	246,916	117,763	—	364,679
External revenue	993,204	994,865	256,089	2,244,158
Elimination of intersegment sales	27,948	29,052	8,107	65,107
Segment revenue	$1,021,152	$1,023,917	$264,196	$2,309,265

	Three Months Ended September 30, 2025
(in thousands)	Americas	Asia	Europe	Total
Market sector:
Semi-Cap	$44,042	$113,772	$27,347	$185,161
Industrial	28,782	96,667	26,903	152,352
A&D	103,067	8,506	17,085	128,658
Medical	70,462	43,355	12,463	126,280
AC&C	50,137	38,090	—	88,227
External revenue	296,490	300,390	83,798	680,678
Elimination of intersegment sales	12,521	6,925	2,496	21,942
Segment revenue	$309,011	$307,315	$86,294	$702,620

	Nine Months Ended September 30, 2025
(in thousands)	Americas	Asia	Europe	Total
Market sector:
Semi-Cap	$135,539	$357,148	$77,923	$570,610
Industrial	84,850	260,707	85,171	430,728
A&D	311,606	17,178	47,985	376,769
Medical	185,691	115,610	38,186	339,487
AC&C	137,140	100,043	—	237,183
External revenue	854,826	850,686	249,265	1,954,777
Elimination of intersegment sales	33,680	27,734	6,707	68,121
Segment revenue	$888,506	$878,420	$255,972	$2,022,898

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, contract assets and advance payments from customers. During the nine months ended September 30, 2026 and 2025, 88.5% and 87.7%, respectively, of the Company’s revenue was recognized as products and services that were transferred over time.

Contract assets primarily relate to the Company’s right to consideration for work completed but not billed to the customer as of period end. Contract asset balances are transferred to trade accounts receivable when the rights become unconditional.

A summary of activity related to the Company’s contract assets follows:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Balance as of the beginning of the year	$182,870	$167,578
Revenue recognized	1,985,388	1,718,689
Amounts collected or invoiced	(1,946,710)	(1,687,260)
Balance as of the end of the period	$221,548	$199,007

As of September 30, 2026 and December 31, 2025, the Company had $123.7 million and $115.5 million, respectively, in advance payments from customers. Of those amounts, $102.6 million and $97.0 million, respectively, were customer deposits and prepayments of inventory and $21.1 million and $18.5 million, respectively, were related to the contractual timing of payments. The advance payments are not considered a significant financing component because they are used to meet working capital demands of a contract, offset inventory risks and protect the Company from the failure of other parties to fulfill obligations under a contract.

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

Information about the Company’s operating segments follows:

	Three Months Ended September 30, 2026
(in thousands)	Americas	Asia	Europe	Total
Sales from external customers	$359,536	$364,615	$86,747	$810,898
Intersegment sales	9,861	10,663	2,644	23,168
	$369,397	$375,278	$89,391	$834,066

Reconciliation of sales
Elimination of intersegment sales				(23,168)
Sales				$810,898

Less:
Cost of sales	328,092	317,012	75,853
Selling, general and administrative expenses	6,021	4,105	2,444
Other(1)	1,524	62	—
Segment income from operations	$23,899	$43,436	$8,450	$75,785

Reconciliation of income before income taxes
Other - corporate and eliminations(2)				(45,086)
Interest expense				(3,433)
Interest income				1,952
Other expense, net				(2,363)
Income before income taxes				$26,855

	Nine Months Ended September 30, 2026
(in thousands)	Americas	Asia	Europe	Total
Sales from external customers	$993,204	$994,865	$256,089	$2,244,158
Intersegment sales	27,948	29,052	8,107	65,107
	$1,021,152	$1,023,917	$264,196	$2,309,265

Reconciliation of sales
Elimination of intersegment sales				(65,107)
Sales				$2,244,158

Less:
Cost of sales	917,146	856,051	223,487
Selling, general and administrative expenses	18,933	11,740	7,630
Other(1)	5,869	130	64
Segment income from operations	$51,256	$126,944	$24,908	$203,108

Reconciliation of income before income taxes
Other - corporate and eliminations(2)				(120,282)
Interest expense				(10,833)
Interest income				5,842
Other expense, net				(3,843)
Income before income taxes				$73,992

	Three Months Ended September 30, 2025
(in thousands)	Americas	Asia	Europe	Total
Sales from external customers	$296,490	$300,390	$83,798	$680,678
Intersegment sales	12,521	6,925	2,496	21,942
	$309,011	$307,315	$86,294	$702,620

Reconciliation of sales
Elimination of intersegment sales				(21,942)
Sales				$680,678

Less:
Cost of sales	278,028	259,180	72,453
Selling, general and administrative expenses	7,548	4,049	2,362
Other(1)	217	6	—
Segment income from operations	$10,697	$37,155	$8,983	$56,835

Reconciliation of income before income taxes
Other - corporate and eliminations(2)				(33,174)
Interest expense				(4,418)
Interest income				1,955
Other expense, net				(608)
Income before income taxes				$20,590

	Nine Months Ended September 30, 2025
(in thousands)	Americas	Asia	Europe	Total
Sales from external customers	$854,826	$850,686	$249,265	$1,954,777
Intersegment sales	33,680	27,734	6,707	68,121
	$888,506	$878,420	$255,972	$2,022,898

Reconciliation of sales
Elimination of intersegment sales				(68,121)
Sales				$1,954,777

Less:
Cost of sales	801,570	729,611	218,559
Selling, general and administrative expenses	22,377	11,432	7,071
Other(1)	13,833	19	—
Segment income from operations	$17,046	$109,624	$23,635	$150,305

Reconciliation of income before income taxes
Other - corporate and eliminations(2)				(94,399)
Interest expense				(16,061)
Interest income				7,822
Other expense, net				(2,076)
Income before income taxes				$45,591

(1) Includes expenses for amortization of intangible assets and restructuring charges and other costs.

(2) Includes corporate expenses for unallocated expenses, amortization of intangible assets, restructuring charges and other costs and elimination of intersegment cost of sales.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Depreciation and amortization:
Americas	$4,875	$5,146	$14,564	$15,613
Asia	3,487	2,950	10,027	8,558
Europe	1,080	1,045	3,304	3,034
Corporate	2,715	2,703	8,147	8,424
Total depreciation and amortization	$12,157	$11,844	$36,042	$35,629

Capital expenditures:
Americas	$5,594	$1,523	$18,863	$7,883
Asia	8,295	6,641	23,286	12,503
Europe	479	2,631	1,066	4,855
Corporate	1,109	699	3,454	2,713
Total capital expenditures	$15,477	$11,494	$46,669	$27,954

	September 30,	December 31,
(in thousands)	2026	2025
Assets:
Americas	$914,265	$819,820
Asia	890,436	752,962
Europe	269,189	269,728
Corporate	243,380	229,205
Total assets	$2,317,270	$2,071,715

Geographic sales information about the Company’s sales is determined based on the destination of the product shipped. Long-lived assets information is determined based on the physical location of the Company’s assets and includes property, plant and equipment, net, operating lease right-of-use assets and other long-term assets, net.

A summary of the Company’s geographic sales and long-lived assets follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Geographic sales:
United States	$432,623	$356,579	$1,197,435	$1,014,382
Singapore	161,401	121,332	423,629	392,079
Other Asia	80,929	78,012	222,317	191,297
Europe	117,328	110,872	349,012	310,508
Other	18,617	13,883	51,765	46,511
Total sales	$810,898	$680,678	$2,244,158	$1,954,777

	September 30,	December 31,
(in thousands)	2026	2025
Long-lived assets:
United States	$181,188	$195,317
Asia	115,464	101,206
Europe	37,099	41,629
Other	58,250	58,370
Total long-lived assets	$392,001	$396,522

Note 12 – Accounts Receivable Sale Programs

As of September 30, 2026, in connection with trade accounts receivable sale programs with unaffiliated financial institutions, the Company may elect to sell, at a discount, on an ongoing basis, up to a maximum of $200.0 million of specific accounts receivable at any one time.

During the three months ended September 30, 2026 and 2025, the Company sold $132.1 million and $140.7 million, respectively, of accounts receivable under these programs, and in exchange, the Company received cash proceeds of $131.3 million and $139.8 million, respectively, net of the discount.

During the nine months ended September 30, 2026 and 2025, the Company sold $419.0 million and $469.4 million, respectively, of accounts receivable under these programs, and in exchange, the Company received cash proceeds of $416.6 million and $466.4 million, respectively, net of the discount.

The Company recognizes the loss on sale resulting from the discount in other expense, net in its consolidated statements of income.

Note 13 – Financial Instruments

The Company’s financial instruments include cash equivalents, accounts receivable, other receivables, accounts payable, accrued liabilities, long-term debt, interest rate swaps and foreign currency hedges. For cash equivalents, accounts receivable, other receivables, accounts payable and accrued liabilities, the Company believes that the carrying values of its financial instruments approximate the fair values because of their short-term nature. For borrowings under the Credit Agreement and Malaysia Agreement in long-term debt, the Company believes that the fair value approximates the carrying value because the interest rates are variable. The Company uses derivative instruments to manage the variability of foreign currency obligations and interest rates. The Company does not enter into derivatives for speculative purposes.

The fair value of the Company’s derivative instruments follows:

		September 30,	December 31,
(in thousands)	Balance Sheet Location	2026	2025
Derivatives designated as hedging instruments:
Forward currency exchange contracts	Other long-term assets	$831	$3,584
Interest rate swap agreement	Other long-term assets	1,696	—
Interest rate swap agreement	Other long-term liabilities	—	2,441

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

During the three and nine months ended September 30, 2026, the Company recorded unrealized losses of $1.0 million ($0.8 million net of tax) and $2.8 million ($2.1 million net of tax), respectively, on its forward currency exchange contracts in other comprehensive income and transferred unrealized gains of $1.0 million and $3.6 million, respectively, to cost of sales.

During the three and nine months ended September 30, 2025, the Company recorded unrealized gains of $0.6 million ($0.4 million net of tax) and $7.6 million ($5.7 million net of tax), respectively, on its forward currency exchange contracts in other comprehensive income and transferred unrealized gains of $0.6 million and unrealized losses of $0.6 million, respectively, to cost of sales.

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

As of September 30, 2026, the notional amount of the interest rate swap agreement was $145.3 million.

During the three and nine months ended September 30, 2026, the Company recorded unrealized gains of $1.8 million ($1.4 million net of tax) and $4.1 million ($3.1 million net of tax), respectively, on the interest rate swap agreement in other comprehensive income (loss).

During the three and nine months ended September 30, 2025, the Company recorded unrealized losses of $0.3 million ($0.2 million net of tax) and $2.4 million ($1.8 million net of tax), respectively, on the Company's previous interest rate swap agreement in other comprehensive income (loss).

Note 14 – Accumulated Other Comprehensive Loss

A summary of the changes in accumulated other comprehensive loss follows:

	Three Months Ended September 30,
	2026				2025
(in thousands)	Foreign Currency Translation Adjustments	Derivative Instruments, Net of Tax	Other	Total	Foreign Currency Translation Adjustments	Derivative Instruments, Net of Tax	Other	Total
Beginning balance	$(9,597)	$1,331	$(2,423)	$(10,689)	$(7,150)	$800	$(711)	$(7,061)
Other comprehensive (loss) gain before reclassifications	(61)	1,558	310	1,807	(45)	778	(256)	477
Amounts reclassified from accumulated other comprehensive loss	—	(988)	—	(988)	—	(596)	—	(596)
Total other comprehensive (loss) income	(61)	570	310	819	(45)	182	(256)	(119)
Ending balance	$(9,658)	$1,901	$(2,113)	$(9,870)	$(7,195)	$982	$(967)	$(7,180)

	Nine Months Ended September 30,
	2026				2025
(in thousands)	Foreign Currency Translation Adjustments	Derivative Instruments, Net of Tax	Other	Total	Foreign Currency Translation Adjustments	Derivative Instruments, Net of Tax	Other	Total
Beginning balance	$(7,112)	$857	$(2,720)	$(8,975)	$(17,446)	$(2,884)	$(911)	$(21,241)
Other comprehensive (loss) gain before reclassifications	(2,546)	4,657	607	2,718	10,251	3,232	(56)	13,427
Amounts reclassified from accumulated other comprehensive loss	—	(3,613)	—	(3,613)	—	634	—	634
Total other comprehensive (loss) income	(2,546)	1,044	607	(895)	10,251	3,866	(56)	14,061
Ending balance	$(9,658)	$1,901	$(2,113)	$(9,870)	$(7,195)	$982	$(967)	$(7,180)

See Note 13 for further discussion about the Company’s derivative instruments.

Note 15 – Contingencies

On December 23, 2025, the Company’s subsidiaries Benchmark Electronics Phoenix, Inc. and Benchmark Electronics Tijuana S. de R.L. C.V. (Claimants) commenced an arbitration action against CommScope Holding Company, Inc., CommScope, Inc., CommScope, LLC, ARRIS Technology, Inc. and their affiliated entities (Respondents). The Claimants contend that Respondents are liable for excess and obsolete inventory for electronic components procured at Respondents’ request and for their benefit under the parties’ manufacturing services agreement. Efforts to settle the dispute amicably were unsuccessful and demand was made for payment for the excess and obsolete inventory the Claimants procured on Respondents’ behalf pursuant to the parties' manufacturing services agreement, plus carrying charges, prejudgment and post judgment interest, interim, preliminary or provisional remedies, declaratory relief, and costs. Respondents filed their answer and a counterclaim for breach of contract on January 14, 2026 and Claimants filed a motion to dismiss Respondents’ counterclaim on February 2, 2026. On March 30, 2026, Respondents agreed to dismiss their counterclaim voluntarily. The parties are engaged in discovery and the nature and extent of any potential recoveries, counterclaims, defenses or set offs are unknown at this time. While the Company is unable to provide any assurance as to the ultimate outcome of this matter, the Claimants intend to vigorously prosecute their claims against the Respondents.

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

During the three and nine months ended September 30, 2026, the Company recognized $2.2 million and $7.0 million, respectively, of restructuring charges, which primarily related to a planned closure of our site in Phoenix, Arizona and other smaller activities involving capacity reductions and reductions in workforce in certain facilities across various regions. Phoenix, Arizona operations ceased during the second quarter of 2026 and all related restructuring activity is expected to be substantially complete in 2026. Additionally, the Company recorded a $0.3 million net recovery related to the settlement of tax assessments in the Americas for the nine months ended September 30, 2026.

During the three and nine months ended September 30, 2025, the Company recognized $1.2 million and $4.5 million, respectively, of restructuring charges, which primarily related to closures of our site in Fremont, California and our prior facility in Guadalajara, Mexico in the Americas, the exit of a business in the Americas, and other smaller activities involving capacity reductions and reductions in workforce in certain facilities across various regions. Additionally, the Company incurred $0.3 million and $11.0 million of settlement costs related to a tax assessment in the Americas for the three and nine months ended September 30, 2025, respectively.

Accrued restructuring costs are included in accrued liabilities on the consolidated balance sheets.

The components of restructuring charges were as follows:

	Nine Months Ended September 30, 2026
(in thousands)	Americas	Asia	Europe	Total
Severance costs	$4,368	$113	$64	$4,545
Lease facility costs	158	—	—	158
Other exit costs	2,341	—	—	2,341
Total restructuring charges	$6,867	$113	$64	$7,044

The changes in the Company’s accrued restructuring costs were as follows:

(in thousands)	Balances as of December 31, 2025	Restructuring Charges	Cash Payments	Balances as of September 30, 2026
Severance costs	$1,575	$4,545	$(5,963)	$157
Lease facility costs	—	158	(158)	—
Other exit costs	—	2,341	(2,341)	—
Total accrued restructuring costs	$1,575	$7,044	$(8,462)	$157

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The financial information and the discussion below should be read in conjunction with other information, including the unaudited condensed consolidated financial statements and Notes thereto in Part I, Item 1 of this quarterly report on Form 10-Q for the quarterly period ended September 30, 2026 (this Report), the consolidated financial statements and Notes thereto appearing in the Company’s annual report on Form 10-K for the year ended December 31, 2025 (the 2025 10-K), and Part I, Item 1A, Risk Factors of the 2025 10-K. In this Report, references to Benchmark, the Company or use of the words “we,” “our” and “us” include Benchmark’s subsidiaries unless otherwise noted.

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts and may include words such as “anticipate,” “believe,” “intend,” “plan,” “project,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” “will,” “could,” “predict,” and similar expressions of the negative or other variations thereof. In particular, statements, expressed or implied, concerning the Company's outlook and guidance for quarterly periods or fiscal year 2026 results, future operating results or margins, the ability to generate sales and income or cash flow, expected revenue mix, the Company’s business strategy and strategic initiatives, the Company’s expectations regarding enterprise artificial intelligence (AI) opportunities, anticipated growth in bookings, and repurchases of shares of its common stock, the Company’s expectations regarding restructuring activity and charges, stock-based compensation expense, amortization of intangibles, award or extension of any tax incentives and capital expenditures, the Company’s intentions concerning the payment of dividends, the Company’s expectations regarding the impact of inflation, tariffs and trade policies, and the Company’s positions and strategies with respect to ongoing or threatened litigation and expected outcomes, among others, are forward-looking statements. Although the Company believes these statements are based on and derived from reasonable assumptions, they involve risks, uncertainties and assumptions, that are beyond the Company’s ability to control or predict, relating to operations, markets and the business environment generally, including those discussed under Part I, Item 1A of the 2025 10-K and in any of the Company’s subsequent reports filed with the Securities and Exchange Commission (the SEC). Risks and uncertainties relating to the possibility of customer demand fluctuations, supply chain constraints, continuing inflationary pressures, the effects of foreign currency fluctuations and high interest rates, geopolitical uncertainties including continuing hostilities and tensions in the Middle East and elsewhere, trade restrictions and sanctions, tariffs and retaliatory countermeasures, the ability to utilize the Company’s manufacturing facilities at sufficient levels to cover its fixed operating costs, or write-downs or write-offs of obsolete or unsold inventory including obsolete or unsold inventory that is the subject of current litigation as described in this Report, may have resulting impacts on the Company’s business, financial condition, results of operations, and the Company’s ability (or inability) to execute on its plans. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes, including the future results of the Company’s operations, may vary materially from those indicated. Undue reliance should not be placed on any forward-looking statements. Forward-looking statements are not guarantees of performance. All forward-looking statements included in this document are based upon information available to the Company as of the date of this document, and the Company assumes no obligation to update.

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

A strong focus on human capital—encompassing the talent we attract, develop, and retain—is essential to sustaining our competitiveness and long-term success. Our people-first culture is grounded in our five core values: acting with integrity, valuing inclusion, commitment to customers, promoting ingenuity, and demonstrating genuine caring for one another, our customers, and the communities we serve. We are committed to fostering an environment where our team members feel engaged, valued, and empowered to thrive, recognizing that inclusion and diverse perspectives drive innovation, strengthen decision-making, and enhance overall performance. Our approach is centered on delivering exceptional value to our customers while achieving operational and financial performance aligned with our strategic objectives. Through ongoing employee engagement and customer listening strategies, we are committed to continually improving our practices, understanding that we serve our customers best by supporting our people first. We invest in building a forward-thinking, high-performing workforce by developing leaders at all levels and supporting the personal growth and career aspirations of our employees. These efforts are demonstrated through our executive development program, CLIMB; our general manager readiness program, ASCEND and self-guided leadership journeys for aspiring, new, mid-level, and senior-level leaders.

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

Impact of Certain Factors on Results

Our sales depend on the success of our customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to our major customers or their products, including conditions affecting the availability of electronic components or the failure of a major customer to pay for components or services, can impact our ability to fulfill customer demand. A substantial percentage of our sales are made to a small number of customers, and the loss of a major customer, if not replaced, would adversely affect us. Sales to our ten largest customers represented 50% and 53% of our total sales during the nine months ended September 30, 2026 and 2025, respectively.

Industry supply conditions have reflected varying demand dynamics across end markets and component categories, including periods of imbalance across certain technologies, notably in the memory market. While supply conditions have improved in certain areas compared to prior periods, supply availability and pricing conditions continue to vary across the broader market.

We experience fluctuations in gross profit margin from period to period. Different programs contribute different gross profit margins depending on the type of services involved, location of production, size of the program, complexity of the product and level of material costs associated with the various products. Moreover, new programs can contribute relatively less to our gross profit margin in their early stages due to lower manufacturing volumes, which can result in inefficiencies and unabsorbed manufacturing overhead costs, as well as incremental investments required during the launch and ramp phases. During periods of low production volume, we generally have unabsorbed manufacturing overhead costs and reduced gross profit margin. Gross profit margin can also be impacted by higher costs associated with other situations, such as supply chain constraints. This includes supply chain premiums for excess component costs paid to secure available supply resulting in revenue with cost recovery only with no margin.

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

On February 20, 2026, the U.S. Supreme Court issued a ruling invalidating tariffs imposed under the International Emergency Economic Powers Act (IEEPA), including, among others, tariffs on imports of certain Canadian, Chinese, and Mexican goods, a universal baseline tariff on imports from most countries, and reciprocal tariffs on select countries. In March 2026, the U.S. Court of International Trade further ruled that importers that paid such tariffs are entitled to refunds. During the second quarter of 2026, U.S. Customs and Border Protection launched a process to administer IEEPA tariff refund claims, and the Company submitted claims for qualifying IEEPA tariff refunds. We continue to monitor developments related to tariffs and trade policies and evaluate the potential impact on our results of operations and financial condition. For the nine months ended September 30, 2026, the Company recorded in the consolidated statement of income tariff refunds of $11.8 million as a reduction to cost of sales, reflecting the recovery of previously incurred tariff costs, and recorded a corresponding reduction to sales for amounts reimbursable to customers. For additional information, refer to Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, certain statements of income data expressed as a percentage of net sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	89.6	90.0	89.7	90.0
Gross profit	10.4	10.0	10.3	10.0
Selling, general and administrative expenses	6.2	6.1	6.2	6.2
Amortization of intangible assets	0.1	0.2	0.2	0.2
Restructuring charges and other costs	0.3	0.2	0.2	0.7
Income from operations	3.8	3.5	3.7	2.9
Other expense, net	(0.5)	(0.5)	(0.5)	(0.6)
Income before income taxes	3.3	3.0	3.2	2.3
Income tax expense	1.2	0.9	1.1	1.3
Net income	2.1%	2.1%	2.1%	1.0%

Sales

Sales for the three and nine months ended September 30, 2026 increased 19% and 15%, respectively, compared to the corresponding periods in 2025.

Sales are analyzed by management by market sector and by geographic segment, which reflect our reportable segments. Our global business development strategy is based on our targeted market sectors. Management measures operational performance and allocates resources on a geographic segment basis.

Sales by market sector were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Semi-Cap	$240,698	$185,161	$654,840	$570,610
Industrial	171,610	152,352	465,495	430,728
A&D	127,944	128,658	358,942	376,769
Medical	138,170	126,280	400,202	339,487
AC&C	132,476	88,227	364,679	237,183
Total net sales	$810,898	$680,678	$2,244,158	$1,954,777

Semiconductor Capital Equipment. Sales for the three months ended September 30, 2026 increased 30% to $240.7 million from $185.2 million for the three months ended September 30, 2025. Sales for the nine months ended September 30, 2026 increased 15% to $654.8 million from $570.6 million for the nine months ended September 30, 2025. The increases were primarily attributed to strong end-market demand and new program wins.

Industrial. Sales for the three months ended September 30, 2026 increased 13% to $171.6 million from $152.4 million for the three months ended September 30, 2025. Sales for the nine months ended September 30, 2026 increased 8% to $465.5 million from $430.7 million for the nine months ended September 30, 2025. The increases were primarily due to new program awards from key existing customers.

Aerospace and Defense. Sales for the three months ended September 30, 2026 decreased 1% to $127.9 million from $128.7 million for the three months ended September 30, 2025. Sales for the nine months ended September 30, 2026 decreased 5% to $358.9 million from $376.8 million for the nine months ended September 30, 2025. The decreases primarily reflect the wind-down of certain programs, partially offset by new program wins.

Medical. Sales for the three months ended September 30, 2026 increased 9% to $138.2 million from $126.3 million for the three months ended September 30, 2025. Sales for the nine months ended September 30, 2026 increased 18% to $400.2 million from $339.5 million for the nine months ended September 30, 2025. The increases were primarily due to program ramps.

Advanced Computing and Communications. Sales for the three months ended September 30, 2026 increased 50% to $132.5 million from $88.2 million for the three months ended September 30, 2025. Sales for the nine months ended September 30, 2026 increased 54% to $364.7 million from $237.2 million for the nine months ended September 30, 2025. The increases were primarily due to program wins in the high performance computing market, supported by continued investment in data center infrastructure.

Our international operations are subject to the risks of doing business abroad. See Part I, Item 1A of our 2025 10-K for factors pertaining to our international sales, fluctuations in foreign currency exchange rates and a discussion of potential adverse effects in operating results associated with the risks of doing business abroad. During the three months ended September 30, 2026 and 2025, 66% and 56%, respectively, of our sales were from international operations. During the nine months ended September 30, 2026 and 2025, 64% and 56%, respectively, of our sales were from international operations.

Sales by geographic segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Sales:
Americas	$369,397	$309,011	$1,021,152	$888,506
Asia	375,278	307,315	1,023,917	878,420
Europe	89,391	86,294	264,196	255,972
Elimination of intersegment sales	(23,168)	(21,942)	(65,107)	(68,121)
Total sales	$810,898	$680,678	$2,244,158	$1,954,777

Americas. Sales for the three months ended September 30, 2026 increased 20% to $369.4 million from $309.0 million for the three months ended September 30, 2025. Sales for the nine months ended September 30, 2026 increased 15% to $1,021.2 million from $888.5 million for the nine months ended September 30, 2025. The increases were primarily due to higher demand in AC&C, Medical, and Industrial sectors.

Asia. Sales for the three months ended September 30, 2026 increased 22% to $375.3 million from $307.3 million for the three months ended September 30, 2025. Sales for the nine months ended September 30, 2026 increased 17% to $1,023.9 million from $878.4 million for the nine months ended September 30, 2025. The increases were primarily due to an increase in demand for Industrial, AC&C, and Semi-Cap sectors.

Europe. Sales for the three months ended September 30, 2026 increased 4% to $89.4 million from $86.3 million for the three months ended September 30, 2025. Sales for the nine months ended September 30, 2026 increased 3% to $264.2 million from $256.0 million for the nine months ended September 30, 2025. The increases were primarily due to an increase in demand for Semi-Cap and Medical sectors, partially offset by lower demand in the Industrial sector.

Gross Profit

Gross profit for the three months ended September 30, 2026 increased 24% to $84.4 million from $67.9 million for the three months ended September 30, 2025. Gross profit margin increased to 10.4% for the three months ended September 30, 2026 from 10.0% for the three months ended September 30, 2025. The increases were primarily due to stronger revenue, resulting in enhanced manufacturing cost leverage, and a higher-margin product mix.

Gross profit for the nine months ended September 30, 2026 increased 18% to $232.1 million from $195.9 million for the nine months ended September 30, 2025. Gross profit margin increased to 10.3% for the nine months ended September 30, 2026 from 10.0% for the nine months ended September 30, 2025. The increases were primarily due to higher production volumes due to increased sales, which resulted in improved absorption of fixed manufacturing costs, along with a more favorable mix of products sold.

Income from Operations

Income from operations for the three months ended September 30, 2026 increased 30% to $30.7 million from $23.7 million in the three months ended September 30, 2025. Income from operations for the nine months ended September 30, 2026 increased 48% to $82.8 million from $55.9 million in the nine months ended September 30, 2025. The increases were primarily due to higher sales and gross profit as well as decreased restructuring expenses and other costs, as a charge relating to the settlement of a tax assessment in the Americas was recorded during the nine months ended September 30, 2025, partially offset by increased selling, general and administrative (SG&A) expenses.

Income from operations by reportable segment was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Income from operations:
Americas	$23,899	$10,697	$51,256	$17,046
Asia	43,436	37,155	126,944	109,624
Europe	8,450	8,983	24,908	23,635
Corporate and intersegment eliminations	(45,086)	(33,174)	(120,282)	(94,399)
Total income from operations	$30,699	$23,661	$82,826	$55,906

Americas. Income from operations for the three months ended September 30, 2026 increased 123% to $23.9 million from $10.7 million for the three months ended September 30, 2025. Income from operations for the nine months ended September 30, 2026 increased 201% to $51.3 million from $17.0 million for the nine months ended September 30, 2025. The increases were primarily due to higher sales and lower restructuring charges and other costs, as a charge relating to the settlement of a tax assessment in the Americas was recorded during the nine months ended September 30, 2025.

Asia. Income from operations for the three months ended September 30, 2026 increased 17% to $43.4 million from $37.2 million for the three months ended September 30, 2025. Income from operations for the nine months ended September 30, 2026 increased 16% to $126.9 million from $109.6 million for the nine months ended September 30, 2025. The increases were primarily due to higher sales.

Europe. Income from operations for the three months ended September 30, 2026 decreased 6% to $8.5 million from $9.0 million for the three months ended September 30, 2025. The decrease was primarily due to higher cost of sales due to product mix. Income from operations for the nine months ended September 30, 2026 increased 5% to $24.9 million from $23.6 million for the nine months ended September 30, 2025. The increase was primarily due to higher sales.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses increased to $50.4 million for the three months ended September 30, 2026 from $41.5 million for the three months ended September 30, 2025. SG&A expenses increased to $138.9 million for the nine months ended September 30, 2026 from $120.9 million for the nine months ended September 30, 2025. The increases were primarily driven by higher variable compensation and stock-based compensation expense.

Amortization of Intangible Assets

Amortization of intangible assets was $1.2 million for both the three months ended September 30, 2026 and 2025. Amortization of intangible assets was $3.6 million for both the nine months ended September 30, 2026 and 2025.

Restructuring Charges and Other Costs

During the three and nine months ended September 30, 2026, we recognized $2.2 million and $7.0 million of restructuring charges which primarily related to a planned closure of our site in Phoenix, Arizona and other smaller activities involving capacity reductions and reductions in workforce in certain facilities across various regions. Phoenix, Arizona operations ceased during the second quarter of 2026 and all related restructuring activity is expected to be substantially complete in 2026. Additionally, the Company recorded a $0.3 million net recovery related to the settlement of tax assessments in the Americas for the nine months ended September 30, 2026.

During the three and nine months ended September 30, 2025, we recognized $1.2 million and $4.5 million of restructuring charges primarily related to closures of our site in Fremont, California and our prior facility in Guadalajara, Mexico in the Americas, the exit of a business in the Americas, and other smaller activities involving capacity reductions and reductions in workforce in certain facilities across various regions. Additionally, the Company incurred $0.3 million and $11.0 million of settlement costs related to a tax assessment in the Americas for the three and nine months ended September 30, 2025, respectively.

See Note 16 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Report for additional information on our restructuring charges and other costs.

Interest Expense

Interest expense decreased to $3.4 million for the three months ended September 30, 2026 from $4.4 million for the three months ended September 30, 2025. Interest expense decreased to $10.8 million for the nine months ended September 30, 2026 from $16.1 million for the nine months ended September 30, 2025. The decreases were primarily due to decreased borrowings and lower short-term borrowing rates applicable to the Credit Agreement.

Interest Income

Interest income was $2.0 million for both the three months ended September 30, 2026 and 2025. Interest income decreased to $5.8 million for the nine months ended September 30, 2026 from $7.8 million for the nine months ended September 30, 2025 primarily due to lower short-term interest rates earned on cash balances and lower cash balances in interest-bearing accounts.

Other Expense, Net

Other expense, net increased to $2.4 million for the three months ended September 30, 2026 from $0.6 million for the three months ended September 30, 2025. Other expense, net increased to $3.8 million for the nine months ended September 30, 2026 from $2.1 million for the nine months ended September 30, 2025. The increases were primarily due to higher foreign currency exchange losses.

Income Tax Expense

Income tax expense was $9.7 million for the three months ended September 30, 2026, resulting in an effective tax rate of 36.1%, compared with income tax expense of $6.3 million and an effective tax rate of 30.7% for the three months ended September 30, 2025. Income tax expense was $23.9 million for the nine months ended September 30, 2026, resulting in an effective tax rate of 32.4%, compared with income tax expense of $26.7 million and an effective tax rate of 58.6% for the nine months ended September 30, 2025. The effective tax rates were primarily impacted by losses incurred in certain jurisdictions for which no tax benefit was recognized and the geographic mix of earnings among the jurisdictions in which the Company operates. The 2026 effective tax rates were also negatively impacted by the Organization for Economic Co-operation and Development (OECD) Pillar Two Global Minimum Tax. These impacts were partially offset by tax incentives available in certain foreign jurisdictions. The decrease in the effective tax rate for the nine months ended September 30, 2026 compared to the prior-year period was also attributable to discrete tax expense recorded in the second quarter of 2025 related to foreign withholding taxes on repatriated dividends and the recognition of deferred tax liabilities associated with unremitted earnings in China.

Net Income

We reported net income of $17.1 million, or $0.47 per diluted share, for the three months ended September 30, 2026, compared with net income of $14.3 million, or $0.39 per diluted share, for the three months ended September 30, 2025. We reported net income of $50.1 million, or $1.38 per diluted share, for the nine months ended September 30, 2026, compared with net income of $18.9 million, or $0.52 per diluted share, for the nine months ended September 30, 2025. The increases were primarily due to the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our organic growth and operations through funds generated from operations and borrowings under our borrowing facilities, consisting of a $150 million term loan facility, a $550 million revolving credit facility, and a $45 million revolving credit facility through our Malaysian subsidiary, each with a maturity date of June 27, 2030. Cash, cash equivalents and restricted cash totaled $290.7 million as of September 30, 2026, which included $255.8 million held outside the United States in various foreign subsidiaries.

Management believes that our existing cash balances, funds generated from operations, and borrowing availability under our revolving credit facilities will be sufficient to permit us to meet our liquidity requirements over the next 12 months. Management further believes that our ongoing cash flows from operations and any borrowings we may incur under our revolving credit facilities will enable us to meet operating cash requirements in future years. From time to time, we may pursue strategic opportunities, including acquisitions, or experience changes in working capital or capital investment requirements, which could increase our capital needs and may result in our need to increase available borrowings under our Credit Agreement or access public or private debt and equity markets. There can be no assurance, however, that we would be successful in raising additional debt or equity on acceptable terms.

Cash Flows

Cash provided by operating activities was $111.6 million during the nine months ended September 30, 2026, and primarily consisted of $50.1 million of net income, adjusted for $36.0 million of depreciation and amortization, $21.2 million of stock-based compensation expense, a $260.5 million increase in accounts payable, a $12.6 million increase in accrued liabilities, and an $8.2 million increase in advance payments from customers, partially offset by a $152.3 million increase in inventories, a $46.0 million increase in accounts receivable, a $38.7 million increase in contract assets, a $24.4 million increase in prepaid expenses and other assets, and a $15.6 million increase to income taxes. Working capital was $0.8 billion as of September 30, 2026.

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

Cash used in investing activities was $44.4 million during the nine months ended September 30, 2026 primarily due to capital expenditures for property, plant and equipment of $43.3 million, and purchased software of $3.4 million, partially offset by proceeds from the sale of assets held for sale of $2.3 million. The purchases of property, plant and equipment were primarily for buildings and machinery and equipment in the Americas and Asia.

Cash used in financing activities was $94.8 million during the nine months ended September 30, 2026. Borrowings under our borrowing facilities were $457.0 million and principal payments under our borrowing facilities were $509.8 million. In addition, during the nine months ended September 30, 2026, we paid $18.3 million for dividends, $14.3 million for share repurchases, and $9.1 million for employee taxes in connection with the settlement of stock-based awards.

Borrowing Facilities

On June 27, 2025, the Company entered into a $700 million second amended and restated credit agreement (the Credit Agreement) by and among the Company, certain of its subsidiaries, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Swingline Lender and an L/C Issuer. The Credit Agreement is comprised of a five-year $550 million revolving credit facility (the Revolving Credit Facility) and a five-year $150 million term loan facility (the Term Loan Facility), both with a maturity date of June 27, 2030. On September 2, 2026, the Company’s Malaysian subsidiary entered into a separate credit agreement for a $45 million revolving credit facility (the Malaysia Facility and, together with the Revolving Credit Facility, the Revolving Borrowing Facilities) that matures on June 27, 2030. As of September 30, 2026, we had $145.3 million in borrowings outstanding under the Term Loan Facility, $15.0 million in borrowings outstanding under the Malaysia Facility, and $4.0 million in letters of credit outstanding under the Revolving Credit Facility. See Note 5 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Report for more information regarding the terms of our borrowing facilities.

The Credit Agreement contains certain financial covenants related to interest coverage and debt leverage, and certain customary affirmative and negative covenants, including restrictions on our ability to incur additional debt and liens, pay dividends, repurchase shares, sell assets, including trade accounts receivable, and merge or consolidate with other persons. Amounts due under the Credit Agreement could be accelerated upon specified events of default, including a failure to pay amounts due, breach of a covenant, material inaccuracy of a representation, or occurrence of bankruptcy or insolvency, subject, in some cases, to cure periods. As of September 30, 2026, we were in compliance with all of these covenants and restrictions.

As of September 30, 2026, the Company had an aggregate of $576.0 million available for future borrowings under the Revolving Borrowing Facilities subject to compliance with financial covenants as to interest coverage and debt leverage, in addition to other debt covenant restrictions, as applicable. During the next 12 months, we believe our capital expenditures will approximate $85 million to $90 million, principally for machinery and equipment to help increase our production capacity to support anticipated revenue growth and our ongoing business around the globe.

Dividends

During the nine months ended September 30, 2026 and 2025, cash dividends paid totaled $18.3 million and $18.4 million, respectively. On September 8, 2026, the Board of Directors declared a quarterly cash dividend of $0.17 per share of the Company’s common stock to shareholders of record as of September 30, 2026. The dividend of $6.1 million was paid on October 13, 2026.

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

The Company repurchased 0.2 million shares for an aggregate of $14.3 million at an average price of $63.50 per share during the nine months ended September 30, 2026. As of September 30, 2026, the Company had $108.4 million remaining under share repurchase authorizations. See Note 7 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Report for more information on the share repurchase authorization.

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

We are also exposed to interest rate risk on borrowings under our Credit Agreement. As of September 30, 2026, we had $145.3 million outstanding on the floating rate Term Loan Facility, and we have an interest rate swap agreement with a notional amount of $145.3 million and a fixed interest rate of 3.965%. Under this swap agreement, we receive variable rate interest rate payments and pay fixed rate interest payments. The effect of this swap is to convert our floating rate interest expense to a fixed interest rate expense. The interest rate swap is designated as a cash flow hedge.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information for the three months ended September 30, 2026 about the Company’s repurchases of its equity securities registered pursuant to Section 12 of the Exchange Act:

(d)
			(c)	Maximum
			Total	Number (or
			Number of	Approximate
			Shares (or Units)	Dollar Value) of
	(a)		Purchased as	Shares (or Units)
	Total	(b)	Part of Publicly	that May Yet Be
	Number of	Average Price	Announced	Purchased Under
	Shares (or Units)	Paid per Share	Plans or	the Plans or
(amounts in millions, except share and per share data)	Purchased	(or Unit)	Programs	Programs (1)
July 1 to 31, 2026	—	$—	—	$116.9
August 1 to 31, 2026	109,892	72.78	109,892	108.9
September 1 to 30, 2026	6,686	69.85	6,686	108.4
Total	116,578		116,578

(1) On February 24, 2020, the Board of Directors announced the authorization of the repurchase of an additional $150 million of the Company’s common stock. Stock purchases may be made in the open market, in privately negotiated transactions or block transactions, at the discretion of the Company’s management and as market conditions warrant. Purchases are funded from available cash and may be commenced, suspended or discontinued at any time without prior notice. Shares of stock repurchased under the program are retired.

Item 5. Other Information

Rule 10b5-1 Plan Adoptions and Terminations

During the three months ended September 30, 2026, other than as described below, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, each as defined in Item 408 of Regulation S-K.

On August 27, 2026, David A. Moezidis, the Company's Chief Executive Officer and President, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for the potential sale of up to 16,916 shares of our common stock, subject to certain conditions, that will not occur before November 26, 2026. The arrangement's expiration date is February 18, 2027.

On August 18, 2026, Stephen J. Beaver, the Company's Senior Vice President, General Counsel & Chief Legal Officer, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for the potential sale of up to 20,000 shares of our common stock, subject to certain conditions, that will not occur before November 17, 2026. The arrangement's expiration date is August 31, 2027.

On August 5, 2026, Rhonda R. Buseman, the Company's Senior Vice President, Chief Human Resources Officer, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for the potential sale of up to 8,000 shares of our common stock, subject to certain conditions, that will not occur before November 4, 2026. The arrangement's expiration date is November 4, 2027.

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

(2) Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on October 28, 2026.

BENCHMARK ELECTRONICS, INC.

(Registrant)

By:	/s/ David A. Moezidis
David A. Moezidis
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Bryan R. Schumaker
Bryan R. Schumaker
Chief Financial Officer
(Principal Financial and Accounting Officer)